Form 10-K
period 1993-12-31
KAMAN CORP
filed 1994-03-11
CIK 54381

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-K
(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1993
                            OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from          to

                     Commission File No. 0-1093
                           KAMAN CORPORATION
                      (Exact Name of Registrant)
      Connecticut                             06-0613548
(State of Incorporation)       (I.R.S. Employer Identification No.)

           Blue Hills Avenue, Bloomfield, Connecticut 06002
               (Address of principal executive offices)

Registrant's telephone number, including area code - (203) 243-7100 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
          -Class A Common Stock, Par Value $1.00
          -6% Convertible Subordinated Debentures Due 2012
          -Series 2 Preferred Stock, Par Value $1.00
          -Depositary Shares, each representing one quarter of a share of Series 2 Preferred Stock

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ].
     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $1,830,068 as of February 1, 1994.
     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 1, 1994.

                Class A Common       17,450,734 shares
                Class B Common          667,814 shares

                 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Corporation's 1993 Annual Report to Shareholders are incorporated by reference and filed as Exhibit 13 to this Report. No other documents except those previously filed with the Commission are incorporated herein by reference.

                                  PART I

Item 1.  Business
- -----------------

     Kaman Corporation, incorporated in 1945, and its subsidiaries (collectively, the "Corporation") serve government, industrial and commercial markets through two industry segments: Diversified Technologies and Distribution. The Diversified Technologies group provides design and manufacture of advanced technology products and systems, advanced technology services and aircraft manufacturing. The Distribution segment distributes industrial products, distributes and manufactures music products and provides support services to its customers and provides aviation services.

Diversified Technologies
- ------------------------

     The Diversified Technologies segment consists of several wholly-owned subsidiaries, including Kaman Diversified Technologies Corporation, Kaman Aerospace Corporation, Kaman Sciences Corporation, Raymond Engineering Inc., Kamatics Corporation, Kaman Electromagnetics Corporation, and Kaman Instrumentation Corporation, as well as a 50% interest in two additional subsidiaries, Advanced Energetic Materials Corporation of America and Advanced Energetic Materials Corporation of Europe.

     The Diversified Technologies segment develops and manufactures various advanced technology products and systems which are used in markets that the Corporation serves. Among the products manufactured are ruggedized tape and disk memory systems used primarily in aircraft and missile systems, safing and fuzing systems for use in missiles, a severe environment flash memory system, self lubricating bearings used on aircraft and in other systems, flexible couplings for helicopters, specialty wrenches and equipment for precision bolting requirements, precision measuring instruments, composite flyer bows, RF transmission and delay lines, telecommunication products, and photonic and optical systems. The Corporation also develops and produces various motors, generators, alternators, launchers and electric drive systems using electromagnetic technology, and a high speed multi-channel data recording system used extensively by a Government agency for acquisition of very large amounts of data during testing
operations.   In addition, the Corporation has contracts with
the U.S. government for a number of advanced technology programs relating to some of the systems described above and to other proprietary systems developed by the Corporation.

     The Diversified Technologies segment also provides advanced technology services to a number of customers, including all branches of the armed forces, various Government agencies, the Department of Energy, Department of Transportation, various defense contractors, utilities and industrial organizations. The services offered include software engineering and maintenance, operation of Government information analysis centers, field and laboratory testing services, communication system design and analysis, signal intelligence, electromagnetic interference and compatibility evaluations, analysis and simulation of electronic signals, various types of artificial intelligence systems and weapon system evaluation.

     A third category of this segment's business is aircraft manufacturing, including the development and manufacture of helicopters and the integration of systems related to helicopters. The Corporation is the prime contractor for the SH-2 series helicopter, a multi-mission aircraft serving the U.S. Navy around the world, however reductions in defense spending and realignment of defense priorities have resulted in a de-emphasis on the Navy's requirements for this helicopter. The Corporation's present contract with the Navy is for retrofitting of certain model SH-2F helicopters to the SH-2G configuration and this contract is scheduled to be completed in 1994. The Corporation is proceeding with production of its new commercial helicopter, known as the K-MAX "aerial truck" incorporating intermeshing rotor technology developed by the Corporation and previously embodied in a test demonstrator produced by the Corporation identified as a multi-mission intermeshing rotor aircraft (MMIRA). The K-MAX is designed to provide superior lift and operational capabilities. A substantial portion of the Corporation's research and development activities have been devoted to this product and commercial certification by the Federal Aviation Administration (FAA) is expected by mid-1994. The production phase for the first five helicopters has begun and units are expected to be delivered to initial customers shortly after certification is received. The Corporation will lease the first group under a special program in order to maintain active involvement in the product's introduction to the marketplace.

     Kaman manufactures subcontract aircraft products for government and commercial customers on programs such as the McDonnell Douglas C-17 and the Boeing 767 and 777, manufactures composite rotor blades for helicopters, and manufactures airborne systems for use in detecting and imaging. Such systems include imaging LIDAR systems and the Corporation's proprietary Magic Lantern (registered trademark) system which allows underwater objects to be detected from an airborne platform.

Distribution
- ------------

     The Distribution segment consists of several wholly-owned subsidiaries including the following: Kaman Industrial Technologies Corporation, Kaman Music Corporation, and AirKaman of Jacksonville, Inc. This segment distributes industrial products, manufactures and distributes music products, and provides aviation services.

     Kaman Industrial Technologies Corporation is a national distributor of industrial products operating through more than 150 service centers located in 28 states and British Columbia, Canada. The Corporation supplies a broad range of industries with original equipment, repair and replacement products needed to maintain traditional manufacturing processes and, increasingly, with products of higher technological content that are required to support automated production processes. The Corporation serves nearly every sector of heavy and light industry, including automobile manufacturing, agriculture, food processing, pulp and paper manufacturing, mining, chemicals, electronics and general manufacturing. Products available include various types of standard and precision mounted and unmounted bearings; mechanical power transmission equipment such as V-belts, couplings, and gear reducers; electrical power transmission products, motors, AC/DC controls, sensors and motion control devices; materials handling equipment, belts, conveyor idlers and pulleys; hydraulic drive systems and parts; and accessory products such as lubricants and seals. Although the vast majority of the company's business consists of resale of products, operations include some design, fabrication, and assembly work in connection with products sold.

     The Corporation continues to develop certain support service capabilities in order to meet the maintenance needs of its customers' manufacturing operations. These services include electrical panel and systems fabrication centers capabilities and similar capabilities for hydraulic and pneumatic control panels and material handling systems. In 1993 the Corporation, on a limited basis, continued to act as a supplier of capital equipment to various systems engineering and manufacturing customers by acting as a sales agent for certain equipment manufacturers. As the Corporation has entered new market areas, it has invested in new product inventory and in some instances it has established inventory on consignment in customer locations. The Corporation maintains a management information system, consisting of an on-line computer network linking all of its mainland U.S. and Canadian industrial distribution facilities, which enhances its ability to provide more efficient nationwide service and to improve inventory management.

     Kaman Music Corporation distributes more than 13,000 different music instruments and accessories to independent retailers in the United States and Great Britain and to international distributors throughout the world. Products include acoustic, acoustic-electric and electric guitars and basses, music strings for all fretted instruments, drums, percussion products and related accessories, instrument and P.A. amplification systems, electronic tuners and metronomes, educational percussion and brass instruments and a full range of accessories for all musical instruments. The Corporation manufactures and distributes certain guitars under the Corporation's various brand names including Ovation and Hamer guitars, fretted musical instrument strings of various brands, and the Trace Elliot range of stringed instrument amplification equipment. Operations are conducted through three (3) manufacturing facilities and six (6) distribution centers, an international sales division based in the United States and a manufacturing and distribution facility in Great Britain.

     The segment also distributes aviation fuel and provides aviation services at Jacksonville International Airport, Jacksonville, Florida where the Corporation conducts fixed base operations for general and commercial aviation under a contract with the Port Authority of the City of Jacksonville which extends through the year 2008.

FINANCIAL INFORMATION
- ---------------------

     Information concerning each segment's performance for the last three fiscal years appears in the Corporation's 1993 Annual Report to Shareholders and is included in Exhibit 13 to this Form 10-K, and is incorporated by reference.

Principal Products and Services
- -------------------------------

     Following is information for the three preceding fiscal years concerning the percentage contribution of the Corporation's classes of products and services to the Corporation's consolidated net sales:



                                         Years Ended December 31
                                           1991    1992    1993
                                         ------  ------  ------
Diversified Technologies:
  Advanced Technology Products
    and Systems                           15.0%   12.6%   13.5%
  Advanced Technology Services            13.2    13.6    14.1
  Aircraft Manufacturing                  20.3    19.7    15.5
                                          ----    ----    ----
     Segment Total                        48.5    45.9    43.1

Distribution:
  Industrial products                     40.1    41.9    42.9
  Music products and other services       11.4    12.2    14.0
                                          ----    ----    ----
     Segment Total                        51.5    54.1    56.9

       Total                             100.0%  100.0%  100.0%
                                         =====   =====   =====

Research and Development Expenditures
- -------------------------------------

  Government sponsored research expenditures by the Diversified
Technologies segment were $142.3 million in 1993, $124.5 million in 1992, and $127.0 million in 1991. Independent research and development expenditures were $18.4 million in 1993, $17.8 million in 1992, and $14.0 million in 1991.

Backlog
- -------

  Program backlog of the Diversified Technologies segment was approximately $240.8 million at December 31, 1993, $361.4 million at December 31, 1992, and $408.8 million at December 31, 1991. The Corporation anticipates that approximately 84.6% of its backlog at the end of 1993 will be performed in 1994. Approximately 71.6% of the backlog at the end of 1993 is related to government contracts or subcontracts which are included in backlog to the extent that funding has been appropriated by Congress and allocated to the particular contract by the relevant procurement agency. Certain of these government contracts, less than 1% of the backlog, have been funded but not signed.

Government Contracts
- --------------------

  During 1993, approximately 53% of the work performed by the Corporation directly or indirectly for the United States government was performed on a fixed-price basis and the balance was performed on a cost-reimbursement basis. Under a fixed-price contract, the price paid to the contractor is negotiated at the outset of the contract and is not generally subject to adjustment to reflect the actual costs incurred by the contractor in the performance of the contract. Cost reimbursement contracts provide for the reimbursement of allowable costs and an additional negotiated fee.

  The Corporation's United States government contracts and subcontracts contain the usual required provisions permitting termination at any time for the convenience of the government with payment for work completed and associated profit at the time of termination.

Competition
- -----------

  The Diversified Technologies segment operates in a highly competitive environment with many other organizations which are substantially larger and have greater financial and other resources. For sales of advanced technology products and systems, the Corporation competes with a wide range of manufacturers primarily on the basis of price and the quality, endurance, reliability and special performance characteristics of those products. Operations also depend in part on the ability to develop new technologies which have effective commercial and military applications. Examples of proprietary or patented products developed by the Corporation include the Magic Lantern (Registered Trademark) system for detecting underwater objects from a helicopter, the Kamatics line of specialty bearings and the Corporation's line of electromagnetic motors and drives, among others. In providing scientific services and systems development, the Corporation competes primarily on the basis of the technical capabilities and experience of its personnel in specific fields. When bidding for aerospace contracts and subcontracts, the Corporation competes on the basis of price and quality of its products and services as well as the availability of its facilities, equipment and personnel to perform the contract. Defense market conditions have been significantly affected by an ongoing slowdown in defense spending; continued decreases in federal government expenditures are anticipated in future periods as well. The change in defense program emphasis and greater constraints in the federal budget have increased the level of competition for such programs. The Corporation's contract to retrofit certain of its SH-2 series helicopters to the SH-2G configuration for the U.S. Navy is scheduled to be completed in 1994 as a result of such reductions in military spending and the change in defense budget priorities. As the U.S. Navy reduces the size of its fleet, the number of SH-2 series helicopters remaining in active service will also be reduced with a corresponding reduction in the level of logistics and spare parts provided by the Corporation for the SH-2G. In providing spare parts, the Corporation competes with other helicopter manufacturers on the basis of price, performance and product capabilities and also on the basis of its experience as a manufacturer of helicopters.
The Corporation's K-MAX helicopters will compete with other helicopters suitable for lifting and with alternative methods of meeting lifting requirements.

  Distribution operations are subject to a high degree of competition from several other national distributors and many regional and local firms both in the U.S. and elsewhere in the world. Certain musical instrument products of the Corporation are subject to competition from U.S. and foreign manufacturers also. The Corporation competes in these markets on the basis of service, price, performance, and inventory variety and availability.

  The Corporation also competes on the basis of quality and market recognition of its music products and has established certain trademarks and trade names under which certain of its music products are produced both in the United States and under private label manufacturing in foreign countries.

Employees
- ---------

  As of December 31, 1993, the Corporation employed 5,363 individuals throughout its industry segments as follows:

  Diversified Technologies                     3,252
  Distribution                                 2,056
  Corporate Headquarters                          55

Patents and Trademarks
- ----------------------

  The Corporation holds patents reflecting scientific and technical accomplishments in a wide range of areas covering both basic production of certain products, including aerospace products and musical instruments, as well as highly specialized devices and advanced technology products in such areas as nuclear sciences, strategic defense and other commercial, scientific and defense related fields.

  Although the Corporation's patents enhance its competitive position, management believes that none of such patents or patent applications is singularly or as a group essential to its business as a whole. The Corporation holds or has applied for U.S. and foreign patents with expiration dates that range through the year 2010.

  These patents are allocated among the Corporation's industry segments as follows:

                                  U.S. Patents     Foreign Patents
Segment                           Issued Pending   Issued  Pending
                                  ------ -------   ------  -------
Diversified Technologies           109      27       56       79
Distribution                        32       0       15        0

  Trademarks of Kaman Corporation include Adamas, Applause, Hamer, KAflex, KAron, K-Max, K-ramic, Magic Lantern, and Ovation. In all, the Corporation maintains 186 U.S. and foreign trademarks with 57 applications pending, most of which relate to music products in the Distribution segment.

Compliance with Environmental Protection Laws
- ---------------------------------------------

  In the opinion of management, based on the Corporation's knowledge and analysis of relevant facts and circumstances, there will be no material adverse effect upon the capital expenditures, earnings or competitive position of the Corporation or any of its subsidiaries occasioned by compliance with any environmental protection laws.

  The Corporation is subject to the usual reviews and inspections by environmental agencies of the various states in which the Corporation has facilities, and the Corporation has entered into agreements and consent decrees at various times in connection with such reviews. On occasion the Corporation also has been identified as a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency in connection with its investigation of certain waste disposal sites. In each such instance to date, the Corporation's involvement, if any, has been either of a de minimis nature or the Corporation has been able to determine, based on its current knowledge, that resolution of such matters is not likely to have a material adverse effect on the future financial condition of the Corporation.

  In arriving at this conclusion, the Corporation has taken into consideration site-specific information available regarding total costs of any work to be performed, and the extent of work previously performed. Where the Corporation has been identified as a PRP at a particular site, the Corporation, using information available to it, also has reviewed and considered (i) the financial resources of other PRP's involved in each site, and their proportionate share of the total volume of waste at the site; (ii) the existence of insurance, if any, and the financial viability of the insurers; and (iii) the success others have had in receiving reimbursement for similar costs under similar policies issued during the periods applicable to each site.

Foreign Sales
- -------------

  Substantially all (94%) of the sales of the Corporation are made to customers located in the United States. In 1993, the Corporation continued its efforts to develop international markets for its products and foreign sales (including sales for export).

Item 2.  Properties
- -------------------

  The Corporation occupies approximately 4.3 million square feet of space throughout the United States, Canada, and Great Britain, distributed as follows:

     Segment                          Square Feet (in thousands)
     -------                          -------------------------
     Diversified Technologies                  2,083
     Distribution                              2,131
     Corporate Headquarters                       40

  Diversified Technologies principal facilities are located in Arizona, Colorado, Connecticut, Florida, Massachusetts, Pennsylvania and Virginia; other facilities including offices and smaller manufacturing and assembly operations are located in several other states. These facilities are used for manufacturing, scientific research and development, engineering and office purposes. The U.S. Government owns 154 thousand square feet of the space occupied by Kaman Aerospace Corporation in Bloomfield, Connecticut in accordance with a facility contract. In 1993 the Corporation constructed a 14,000 square foot hangar building in Bloomfield, Connecticut, on land owned by the Corporation for use in connection with the development and manufacture of the Corporation's new K-Max helicopter, and purchased a 75 thousand square foot office building which it had occupied in Colorado Springs, Colorado, for continued use by its subsidiary, Kaman Sciences Corporation.

  The Distribution segment occupies approximately two million square feet of space throughout the United States with principal facilities located in California, Colorado, Connecticut, New York and Utah; approximately 100 thousand square feet of space in British Columbia, Canada; and approximately
30 thousand square feet of space in Essex, England. These facilities consist principally of regional distribution centers, service centers and office space with a portion used for fabrication and assembly work. Also included are facilities used for manufacturing musical instruments and facilities leased in Florida for aviation services operations. In 1993 the Corporation constructed a 15 thousand square foot warehouse addition and a 28 thousand square foot office building in Bloomfield, Connecticut, as a corporate headquarters for its subsidiary, Kaman Music Corporation.

  Kaman Corporation occupies a 40 thousand square foot Corporate headquarters building in Bloomfield, Connecticut.

  The Corporation's facilities are suitable and adequate to serve its purposes. While substantially all of such properties are currently fully utilized, the Corporation expects some consolidation of its properties in the Diversified Technologies segment during the next few years. Many of the properties, especially within the Distribution segment, are leased and certain of the Corporation's properties are subject to mortgages.

Item 3.  Legal Proceedings
- --------------------------

  There are no material pending legal proceedings to which the Corporation or any of its subsidiaries is a party or to which any of their property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------
  There were no matters submitted to a vote of security holders during the fourth quarter of 1993.

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related
Shareholder Matters
- ----------------------------------------------------------

CAPITAL STOCK AND PAID-IN CAPITAL
Information required by this item appears in the Corporation's
1993 Annual Report to Shareholders and is included in Exhibit 13 to this Form 10-K, and is incorporated herein by reference.

DIVIDEND REINVESTMENT PLAN
Registered shareholders of Kaman Class A common stock are eligible to participate in the Automatic Dividend Reinvestment Program. A booklet describing the plan may be obtained by writing to the Corporation's transfer agent, Chemical Bank, Securityholder Relations, J.A.F. Building, P. O. Box 3068, New York, NY 10116-3068.

QUARTERLY CLASS A COMMON STOCK INFORMATION
- -----------------------------------------------------------------
                               High      Low     Close   Dividend
- -----------------------------------------------------------------
1993
First                        $12 1/8   $9 1/2  $11 1/4      $.11
Second                        11 3/4    9 7/8   10 3/4      $.11
Third                         11 1/2    9 1/2   10          $.11
Fourth                        10 1/8    8 5/8   10 1/8      $.11
- -----------------------------------------------------------------
1992
First                        $10 3/4   $7 7/8  $ 9 3/4      $.11
Second                        10 3/4    8 7/8   10 1/8      $.11
Third                         10 3/4    9 1/2   10 3/8      $.11
Fourth                        10 1/2    9 5/8   10          $.11
- -----------------------------------------------------------------
QUARTERLY DEBENTURE INFORMATION (6% Conv. Subordinated)(Bid)
- -----------------------------------------------------------------
                                High      Low      Close
- -----------------------------------------------------------------
1993
First                          $88 1/2   $77       $88 1/2
Second                          88 1/2    85        85
Third                           89 1/2    83 1/2    89 1/4
Fourth                          89 3/4    84 3/4    85
- -----------------------------------------------------------------
1992
First                          $73 1/2   $69       $72
Second                          72 1/2    70        72 1/2
Third                           76 1/2    72 1/2    76 1/2
Fourth                          78        76 1/2    77
- -----------------------------------------------------------------

   Kaman's Depositary shares (each representing a one-quarter interest in a share of its Preferred Stock), issued in October
1993, traded in a range between 48 and 51 1/2, closing the year at 51 1/2.

   NASDAQ market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

ANNUAL MEETING

   The Annual Meeting of Shareholders will be held on Monday, April 18, 1994 at 11:00 a.m. in the offices of the Corporation, 1332 Blue Hills Avenue, Bloomfield, Connecticut 06002.

Item 6.  Selected Financial Data
- --------------------------------

  Information required by this item appears in the Corporation's
1993 Annual Report to Shareholders and is included in Exhibit 13 to this Form 10-K, and is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations
- ----------------------------------------------------------

  Information required by this item appears in the Corporation's
1993 Annual Report to Shareholders and is included in Exhibit 13 to this Form 10-K, and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
- ----------------------------------------------------

  Information required by this item appears in the Corporation's
1993 Annual Report to Shareholders and is included in Exhibit 13 to this Form 10-K, and is incorporated herein by reference.

Item 9.  Changes In and Disagreements with Accountants on
Accounting and Financial Disclosure
- ---------------------------------------------------------

  There has been no change in the Corporation's independent accountants within 24 months prior to, or in any period subsequent to, the date of the Corporation's most recent financial statements.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant
- ------------------------------------------------------------

  Following is information concerning each Director and Executive
Officer of Kaman Corporation including name, age, position with the Corporation, and business experience during the last five years:

T. Jack Cahill           Mr. Cahill, 45, has held various positions
                         with Kaman Industrial Technologies
                         Corporation, a subsidiary of the
                         Corporation, since 1975.  He was
                         appointed President of Kaman Industrial
                         Technologies in 1993.

Frank C. Carlucci        Mr. Carlucci, 63, has been a Director
                         since 1989.  He is Chairman of The Carlyle
                         Group, merchant bankers, having formerly served as Vice Chairman since 1989. Prior to that he served as U.S. Secretary of Defense. Mr. Carlucci is also a Director of Westinghouse Electric Corporation,
                         Ashland Oil, Inc., Bell Atlantic
                         Corporation, General Dynamics
                         Corporation, Neurogen Corporation,
                         Northern Telecom Limited, Quaker Oats
                         Company, The Upjohn Company and Sun
                         Resorts, Inc.

William P. Desautelle    Mr. Desautelle, 54, has been Senior Vice
                         President and Treasurer since 1990 and was also designated Chief Investment Officer in April 1992. Prior to that he had served as Vice President and Treasurer.

John A. DiBiaggio        Dr. DiBiaggio, 61, has been a Director
                         since 1984.  He is President and Chief
                         Executive Officer of Tufts University.
                         Prior to that he was President and Chief
                         Executive Officer of Michigan State
                         University.

Edythe J. Gaines         Dr. Gaines, 71, has been a Director since
                         1982.  She is a retired Commissioner of
                         the Public Utility Control Authority of
                         the State of Connecticut.

Robert M. Garneau        Mr. Garneau, 49, has been Senior Vice
                         President and Controller since 1990 and
                         was also designated Chief Financial
                         Officer in April, 1992. Prior to that he had served as Vice President and Controller.

Huntington Hardisty      Admiral Hardisty (USN-Ret.), 64, has been
                         a Director since 1991.  He retired from
                         the U.S. Navy in 1991 having served as
                         Commander-in-Chief for the U.S. Navy
                         Pacific Command since 1988.

Charles H. Kaman         Mr. Kaman, 74, has been Chief Executive
                         Officer and Chairman of the Board of
                         Directors since 1945.  He was also
                         President from 1945 to 1990.

C. William Kaman II      Mr. Kaman, 42, has been a Director since
                         1992. He has held various positions with Kaman Music Corporation, a subsidiary of the Corporation, since 1974, serving as President of Kaman Music since 1986.
                         Mr. Kaman is the son of Charles H.
                         Kaman, Chairman and Chief Executive
                         Officer of the Corporation.

Walter R. Kozlow         Mr. Kozlow, 58, has held various positions
                         with Kaman Aerospace Corporation, a
                         subsidiary of the Corporation, since 1960.
                         He has been President of Kaman Aerospace since 1986.

Hartzel Z. Lebed         Mr. Lebed, 66, has been a Director since
                         1982.  He is the retired President of
                         CIGNA Corporation.

Harvey S. Levenson       Mr. Levenson, 53, has been a Director
                         since 1989.  He has been President
                         and Chief Operating Officer since April,
                         1990.   Prior to that he had served as
                         Senior Vice President and Chief Financial
                         Officer.  He is also a director of
                         Connecticut Natural Gas Corporation
                         and Security-Connecticut Corporation.

Walter H. Monteith, Jr.  Mr. Monteith, 63, has been a Director since 1987.  He is Chairman  of Southern
                         New England Telecommunications
                         Corporation. Mr. Monteith is also a
                         director of Shawmut Bank.

John S. Murtha           Mr. Murtha, 80, has been a Director since
                         1948.  He is counsel to and a former
                         senior partner of the law firm of Murtha, Cullina, Richter and Pinney.

Robert L. Newell         Mr. Newell, 71, has been a Director since
                         1976.  He is the retired Chairman of
                         Hartford National Corporation.

Patrick L. Renehan       Mr. Renehan, 60, has been a Vice
                         President of Kaman Diversified
                         Technologies Corporation, a subsidiary of the Corporation, since 1987. Prior to that he served as a Vice President of Kaman
                         Aerospace Corporation.

Wanda L. Rogers          Mrs. Rogers, 61, has been a Director since
                         1991.  She is Chief Executive
                         Officer of Rogers Helicopters, Inc.
                         She is also Chairman of the Board of
                         Clovis Community Bank.

Richard E.W. Smith       Mr. Smith, 59, was appointed a Vice
                         President of the Corporation in 1989.
                         He has been President of Kaman Diversified
                         Technologies Corporation, a subsidiary of the Corporation, since 1990 and prior to that he served as Vice President of Kaman
                         Sciences Corporation, a subsidiary of the Corporation.

    Each Director and Executive Officer has been elected for a term of one year and until his or her successor is elected. The terms of all such Directors and Executive Officers are expected to expire as of the Annual Meeting of the Shareholders and Directors of the Corporation to be held on April 18, 1994.

Item 11.  Executive Compensation
- --------------------------------

A) General. The following tables provide certain information relating to the compensation of the Corporation's Chief Executive
Officer, its four other most highly compensated executive officers and its directors.

B)  Summary Compensation Table.

                   Annual Compensation         Long Term Compensation
                   -------------------         ----------------------
(a)           (b)   (c)     (d)    (e)       (f)      (g)      (h)      (i)
                                                                        All
Name and                          Other         AWARDS                Other
Principal          Salary  Bonus  Annual      RSA  Options     LTIP    Comp.
Position      Year  ($)     ($)   Comp.      ($)(1)(#Shares) Payments ($)(2)
- -----------------------------------------------------------------------------

C. H. Kaman   1993 660,000 218,000 73,004(3)  ------  ------   ---     69,768
Chairman and  1992 660,000 290,000 ------     ------  ------   ---     57,956
Chief         1991 660,000 330,000 ------     80,000  10,000   ---       *
Executive
Officer

H.S.Levenson  1993 400,000 108,000 ------     38,000  12,000   ---     18,603
President     1992 400,000 144,000 ------     49,375  ------   ---     10,664
and Chief     1991 400,000 150,000 ------     40,000   5,000   ---       *
Operating
Officer

W.R.Kozlow    1993 216,000  50,000 ------     28,500   9,000   ---     10,446
President,    1992 210,000  60,000 ------     29,625  ------   ---      6,271
Kaman         1991 204,000  65,000 ------     24,000   3,000   ---       *
Aerospace
Corporation

R.E.W.Smith  1993 210,000  50,000 ------      28,500   9,000   ---      9,212
Vice         1992 200,000  55,000 ------      29,625  ------   ---      6,244
President    1991 180,000  50,000 ------      24,000   3,000   ---       *

P.L.Renehan  1993 205,000  40,000 ------      28,500   9,000   ---      8,799
Vice         1992 198,000  50,000 ------      24,688  ------   ---      6,479
President    1991 192,000  50,000 ------      20,000   2,500   ---       *
Kaman
Diversified
Technologies
Corporation

*Information for years ending prior to December 15, 1992 is not required to be disclosed.

1. As of December 31, 1993, aggregate restricted stock holdings and their year end value were: C.H. Kaman, none; H.S. Levenson, 32,200 shares valued at $326,025; W.R. Kozlow, 9,000 shares valued at $91,125; R.E.W. Smith, 8,900 shares valued at $90,113; P.L.
Renehan, 7,900 shares valued at $79,988. Restrictions lapse at the rate of 50% per year on Mr. Kaman's awards and 20% per year for all other awards, beginning one year after the grant date. Awards reported in this column are as follows: C. H. Kaman, 10,000 shares in 1991; H.S. Levenson, 4,000 shares in 1993 and 5,000 shares each in 1992 and 1991; W.R. Kozlow, 3,000 shares each in 1993, 1992 and 1991; R. E. W. Smith, 3,000 shares each in 1993, 1992, and 1991; P.
L. Renehan, 3,000 shares in 1993, and 2,500 shares each in 1992 and 1991. Dividends are paid on the restricted stock.

2. Amounts reported in this column consist of: C. H. Kaman, $53,000 - Officer 162 Insurance Program, $16,768 - medical expense reimbursement program ("MERP"); H.S. Levenson, $2,729 - Senior executive life insurance program ("Executive Life"), $4,524 - Officer 162 Insurance Program, $2,249 - employer matching contributions to the Kaman Corporation Thrift and Retirement Plan (the "Thrift Plan employer match"), $4,101 - supplemental employer contributions under the Deferred Compensation Plan ("supplemental matching contributions"), $5,000 - MERP; W. R. Kozlow, $3,767 - Executive Life, $2,249 - Thrift Plan employer match, $1,077 - supplemental matching contributions, $3,353 - MERP; R. E. W. Smith, $4,148 - Executive Life, $2,068 - Thrift Plan employer match, $1,182 - supplemental matching contributions, $1,814 - MERP; P. L. Renehan, $4,606 - Executive Life, $2,249 - Thrift Plan employer match, $814 - supplemental matching contributions, $1,130 - MERP.

3. Amounts reported in this column include $62,164 for tax and estate planning services provided to Mr. Kaman by third parties, for which the Corporation provides reimbursement under a program for the benefit of executive officers.

C)  Option/SAR Grants in the last fiscal year:

- ----------------------------------------------------------------------------
                                                        Potential Realizable
                                                        Value at Assumed
                                                        Annual Rates of
                                                        Stock Price
                                                        Appreciation for
                  Individual Grants                     Option Term
- ----------------------------------------------------------------------------
(a)             (b)        (c)        (d)        (e)       (f)      (g)
                       % of Total
                        Options/
                          SARs
              Options/  Granted to
                SARs    Employees  Exercise or
              Granted   in Fiscal  Base Price  Expiration
Name            (#)        Year     ($/Sh)        Date      5%($)   10%($)
- -----------------------------------------------------------------------------
C. H. Kaman       ---     ---        ---            ---     ---       ---

H.S. Levenson   12,000    6.8%       9.50      11/30/03    71,640   181,680

W. R. Kozlow     9,000    5.1%       9.50      11/30/03    53,730   136,260

P. L. Renehan    9,000    5.1%       9.50      11/30/03    53,730   136,260

R. E. W. Smith   9,000    5.1%       9.50      11/30/03    53,730   136,260

D) Aggregated Option/SAR Exercises in the Last Fiscal Year, and
Fiscal Year-End Option/SAR Values.

- -------------------------------------------------------------------
                                                    Value of
                                     Number of      Unexercised
                                     Unexercised    in-the-money
                                     options/SARs   options/SARs
              Shares                 at FY-end (#)  at FY-end ($)
              acquired on  Value     exercisable/   exercisable/
 Name         Exercise(#)  realized  unexercisable  unexercisable

 (a)            (b)         (c)        (d)            (e)
- -------------------------------------------------------------------
C. H. Kaman     None       ---       45,000/-0-     103,750/0
H. S. Levenson  16,080    32,287     23,600/18,600  54,200/22,875
W. R. Kozlow    None       ---       14,800/12,600  30,725/13,950
P. L. Renehan   None       ---       10,300/11,900  20,913/12,338
R. E. W. Smith  None       ---       7,300/12,200   15,400/13,050

E) Long Term Incentive Plan Awards: No long term incentive plan awards were made to any named executive officer in the last fiscal year.

F)  Pension and Other Defined Benefit Disclosure.   The following
table shows estimated annual benefits payable at normal retirement age to participants in the Corporation's Pension Plan at various compensation and years of service levels using the benefit formula applicable to Kaman Corporation. Pension benefits are calculated based on 60 percent of the average of the highest five consecutive years of "covered compensation" out of the final ten years of employment less 50 percent of the primary social security benefit, reduced proportionately for years of service less than 30 years:

                            Pension Plan Table

                             Years of Service
Remuneration*    15        20       25         30        35
- -----------------------------------------------------------------
  125,000      34,116    45,715    56,632    68,232    68,232
  150,000      41,616    55,765    69,082    83,232    83,232
  175,000      49,116    65,815    81,532    98,232    98,232
  200,000      56,616    75,865    93,982   113,232   113,232
  225,000      64,116    85,915   106,432   128,232   128,232
  250,000      71,616    95,965   118,882   143,232   143,232
  300,000      86,616   116,065   143,782   173,232   173,232
  350,000     101,616   136,165   168,682   203,232   203,232
  400,000     116,616   156,265   193,582   233,232   233,232
  450,000     131,616   176,365   218,482   263,232   263,232
  500,000     146,616   196,465   243,382   293,232   293,232
  750,000     221,616   296,965   367,882   443,232   443,232
1,000,000     296,616   397,465   492,382   593,232   593,232
1,250,000     371,616   497,965   616,882   743,232   743,232
1,500,000     446,616   598,465   741,382   893,232   893,232

*Remuneration: Average of the highest five consecutive years of "Covered Compensation" out of the final ten years of service.

 "Covered Compensation" means "W-2 earnings" or "base earnings", if greater, as defined in the Pension Plan. W-2 earnings for pension purposes consist of salary (including 401(k) and Section 125 Plan contributions but not deferrals under a non-qualified Deferred Compensation Plan), bonus and taxable income attributable to restricted stock awards. Salary and bonus amounts for the named Executive Officers for 1993 are as shown on the

Summary Compensation Table.  Compensation deferred under the
Corporation's non-qualified deferred compensation plan is included in Covered Compensation here because it is covered by the Corporation's unfunded supplemental employees' retirement plan for the participants in that plan.

  Current Compensation covered by the Pension Plan for any named executive whose Covered Compensation differs by more than 10% from the compensation disclosed for that executive in the Summary Compensation Table: Mr. Kaman, $927,075; Mr. Levenson, $679,669.

  Federal law imposes certain limitations on annual pension benefits under the Pension Plan. For the named executive officers, the excess will be paid under the Corporation's unfunded supplemental retirement plan.

  The Executive Officers named in Item 11(b) are participants in the plan and as of January 1, 1994, had the number of years of credited service indicated: Mr. Kaman - 48 years; Mr. Levenson - 11 years; Mr. Kozlow - 34 years; Mr. Renehan - 10 years; and Mr. Smith - 34 years.

  Benefits are computed generally in accordance with the benefit formula described above.

G) Compensation of Directors. Non-officer members of the Board of Directors of the Corporation receive an annual retainer of $14,000 and a fee of $750 for attending each meeting of the Board and each meeting of a Committee of the Board, except that the Chairman of the Audit Committee receives $850 for attending each meeting of that Committee. These fees may be received on a deferred basis.

H) Employment Contracts and Termination, Severance and Change of Control Arrangements. The Corporation has no employment contract, plan or arrangement with respect to any named executive which relates to employment termination for any reason, including resignation, retirement or otherwise (except as described in connection with the Corporation's Pension Plan and the Corporation's non-qualified Deferred Compensation Plan), or a change in control of the Corporation or a change in any such executive officer's responsibilities following a change of control, which exceeds or could exceed $100,000.

I)  Not Applicable.

J) Compensation Committee Interlocks and Insider Participation in Compensation Decisions.

  1) The following persons served as members of the Personnel and Compensation Committee of the Corporation's Board of Directors during the last fiscal year: Dr. Gaines, Mr. Carlucci, Mr. Murtha, Mr. Newell and Mr. Monteith. None of these individuals was an officer or employee of the Corporation or any of its subsidiaries during the last fiscal year. Mr. Murtha was Secretary of the Corporation in years prior to April 1989 and his relationship with the Corporation is further disclosed in Item 13 of this report.

  2) During the last fiscal year no executive officer of the Corporation served as a director of or as a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served as a director of, or on the Personnel and Compensation Committee of the Corporation.

K)  Not Applicable.

L)  Not Applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management
- -----------------------------------------------------------------

  (a)  Security Ownership of Certain Beneficial Owners.
Following is information about persons known to the Corporation to be beneficial owners of more than five percent (5%) of the Corporation's voting securities. Ownership is direct unless otherwise noted.

- ------------------------------------------------------------------
Class of                           Number of Shares
Common     Name and Address        Owned as of          Percentage
Stock      Beneficial Owner        February 1, 1994     of Class

- ------------------------------------------------------------------
Class B    Charles H. Kaman          258,375(1)          38.69%
           Kaman Corporation
           Blue Hills Avenue
           Bloomfield, CT 06002

Class B    Newgate Associates, Ltd.  199,802             29.91%
           c/o John T. Del Negro
           CityPlace I
           185 Asylum Street
           Hartford, CT 06103

Class B    Robert D. Moses            48,729(2)           7.30%
           Farmington Woods
           Avon, CT 06001

Class B    Glenn M. Messemer          33,500              5.02%
           Kaman Corporation
           Blue Hills Avenue
           Bloomfield, CT 06002

(1)      Excludes 1,471 shares held by Mrs. Kaman.  Excludes
         199,802 shares reported separately above and held by Newgate Associates Limited Partnership, a limited partnership in which Mr. Kaman serves as general partner.

(2)      Includes 15,192 shares held by Mr. Moses as Trustee, and
         33,537 shares held by Paulson and Company as follows:
         11,481 shares for the benefit of Mr. Moses, and 22,056 shares held for a partnership controlled by Mr.
         Moses.

  (b) Security Ownership of Management. The following is information concerning beneficial ownership of the Corporation's stock by each Director of the Corporation, each Executive Officer of the Corporation named in the Summary Compensation Table, and all Directors and Executive Officers of the Corporation as a group. Ownership is direct unless otherwise noted.

                   Class of      Number of Shares Owned   Percentage
Name               Common Stock  as of February 1, 1994   of Class
- --------------------------------------------------------------------
Frank C. Carlucci       Class A          3,000(1)          *

John A. DiBiaggio          --             --               --

Edythe J. Gaines        Class A          1,816             *

Huntington Hardisty        --             --               --

Charles H. Kaman        Class A        469,620(2)         2.46%
                        Class B        258,375(3)        38.69%

C. William Kaman, II    Class A        100,864(4)          *
                        Class B          7,567(5)         1.13%

Walter R. Kozlow        Class A         47,233(6)          *
                        Class B            296             *

Hartzel Z. Lebed        Class A          7,221(7)          *

Harvey S. Levenson      Class A         94,984(8)          *
                        Class B         19,500(9)         2.91%

Walter H. Monteith, Jr. Class A            200              *

John S. Murtha          Class A         48,618(10)         *
                        Class B            432             *

Robert L. Newell        Class A          2,880             *

Patrick L. Renehan      Class A         31,133(11)         *

Wanda L. Rogers           --              --               --

Richard E. W. Smith     Class A         35,545(12)         *

All Directors and       Class A        805,153(13)        4.61%
Executive Officers
as a group **           Class B        300,273           44.96%

(1) Held jointly with Mrs. Carlucci.
(2) Excludes the following:   24,132 shares held by Mrs. Kaman;
    6,685 shares held by Fidelco Guide Dog Foundation, Inc., a charitable foundation of which Mr. Kaman is President and Director, in which shares Mr. Kaman disclaims beneficial ownership; and 184,434 shares held by Newgate Associates Limited Partnership, a limited partnership of which Mr. Kaman is the general partner. Included are 45,000 shares subject to exercisable portion of stock options.
(3) Excludes the following: 1,471 shares held by Mrs. Kaman and 199,802 shares held by Newgate Associates Limited Partnership, a limited partnership of which Mr. Kaman is the general partner.
(4) Includes 10,400 shares subject to exercisable portion of stock options; and excludes 69,290 shares held by Mr. Kaman as Trustee, in which shares Mr. Kaman disclaims any beneficial ownership.
(5) Includes 4,800 shares held by Mr. Kaman as Trustee in which shares Mr. Kaman disclaims any beneficial ownership.
(6) Includes 15,400 shares subject to exercisable portion of stock options.
(7) Includes 7,121 shares held jointly with Mrs. Lebed, excludes 480 shares held by Mrs. Lebed.
(8) Includes 24,800 shares subject to exercisable portion of stock options.
(9) Excludes 500 shares held by Mrs. Levenson.
(10)Held by Fleet National Bank pursuant to a revocable trust. Excludes 7,980 shares held by Fleet National Bank pursuant to a revocable trust for the benefit of Mrs. Murtha.
(11)Includes 10,700 shares subject to exercisable portion of stock options; and includes 1,275 shares held jointly with Mrs. Renehan.
(12)Includes 7,500 shares subject to exercisable portion of stock options; and includes 7,478 shares held jointly with Mrs. Smith.
(13)Includes 126,776 shares subject to exercisable portion of stock options.

*   Less than one percent.
** Excludes 24,612 Class A shares and 1,971 Class B shares held by wives of certain Directors and Executive Officers.

Item 13.  Certain Relationships and Related Transactions
- --------------------------------------------------------

    During 1993, the Corporation obtained legal services from the Hartford, Connecticut law firm of Murtha, Cullina, Richter and Pinney of which Mr. Murtha, a Director of the Corporation, is counsel.
                                Page 24

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K
- -----------------------------------------------------------------

  (a)(1) Financial Statements.
         See Item 8 concerning financial statements appearing as Exhibit 13 to this Report.


  (a)(2) Financial Statement Schedules.
         An index to the financial statement schedules immediately precedes such schedules.


  (a)(3) Exhibits.
         An index to the exhibits filed or incorporated by reference immediately precedes such exhibits.


  (b)    Reports on Form 8-K.
         No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1993, which year is covered by this report.

                              SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bloomfield, State of Connecticut, on this 11th day of March, 1994.

                           KAMAN CORPORATION
                           (Registrant)

                           By /s/ Charles H. Kaman
                           -----------------------
                           Charles H. Kaman, Chairman
                           and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:              Title:                             Date:
- --------------------------------------------------------------------------
/s/ Charles H. Kaman    Chairman, Chief Executive        March 11,1994
- ----------------------  Officer and Director
Charles H. Kaman        (Chief Executive Officer)

/s/ Harvey S. Levenson  President and Director           March 11, 1994
- ----------------------  (Chief Operating Officer)
Harvey S. Levenson

/s/ Robert M. Garneau   Senior Vice President            March 11, 1994
- ----------------------  and Chief Financial Officer
Robert M. Garneau       (Principal Financial and
                        Accounting Officer)

/s/ Harvey S. Levenson                                   March 11, 1994
- ----------------------
Harvey S. Levenson
Attorney-in-Fact for:

    Frank C. Carlucci        Director
    John A. DiBiaggio        Director
    Edythe J. Gaines         Director
    Huntington Hardisty      Director
    C. William Kaman, II     Director
    Hartzel Z. Lebed         Director
    Walter H. Monteith, Jr.  Director
    John S. Murtha           Director
    Robert L. Newell         Director
    Wanda L. Rogers          Director



                    KAMAN CORPORATION AND SUBSIDIARIES

                  Index to Financial Statement Schedules



Report of Independent Auditors

Financial Statement Schedules:

    Schedule VIII - Valuation and Qualifying Accounts

    Schedule IX - Short-Term Borrowings

    Schedule X - Supplemental Income Statement Information
































                       KAMAN CORPORATION AND SUBSIDIARIES
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in Thousands)

                          YEAR ENDED DECEMBER 31, 1991
                                   Additions
                                   ---------
                 Balance    Charged to                        Balance
                 January 1, costs and                         December 31,
Description      1991       expenses   Others    Deductions   1991
- -----------      ---------- ---------- ------    ----------   ------------
Allowance for
doubtful
accounts         $1,306     $1,267     $-----    $1,375(A)    $1,198
                 ======     ======     ======    ======       ======
Accumulated
amortization
of goodwill      $6,204     $1,261     $-----    $-----       $7,465
                 ======     ======     ======    ======       ======

                          YEAR ENDED DECEMBER 31, 1992
                                   Additions
                                   ---------
                 Balance    Charged to                        Balance
                 January 1, costs and                         December 31,
Description      1992       expenses   Others    Deductions   1992
- -----------      ---------- ---------- ------    ----------   ------------
Allowance for
doubtful
accounts         $1,198     $1,076     $-----    $1,040(A)    $1,234
                 ======     ======     ======    ======       ======
Accumulated
amortization
of goodwill      $7,465     $1,265     $-----    $-----       $8,730
                 ======     ======     ======    ======       ======

                          YEAR ENDED DECEMBER 31, 1993
                                   Additions
                                   ---------
                 Balance    Charged to                        Balance
                 January 1, costs and                         December 31,
Description      1993       expenses   Others    Deductions   1993
- -----------      ---------- ---------- ------    ----------   ------------
Allowance for
doubtful
accounts         $1,234     $1,141     $-----    $  799(A)    $1,576
                 ======     ======     ======    ======       ======
Accumulated
amortization
of goodwill      $8,730     $1,268     $-----    $-----       $9,998
                 ======     ======     ======    ======       ======
(A) Write-off of bad debts, net of recoveries

                       KAMAN CORPORATION AND SUBSIDIARIES
                      SCHEDULE IX -- SHORT-TERM BORROWINGS
                             (Dollars in Thousands)

                          YEAR ENDED DECEMBER 31, 1991

                                         Maximum     Average      Weighted
                                         Amount      Amount       Average
Category of                  Weighted    Out-        Out-         Interest
Aggregate         Balance    Average     standing    standing     Rate
Short-Term        Dec. 31,   Interest    During the  During the   During
Borrowings        1991       Rate        Year        Year         the Year
- ----------        --------   --------    ----------  ----------   --------
Notes Payable
- -- Bank           $  337       8.75%     $38,860     $10,958        6.8%
                  ========   ========    =======     =======        ====


                          YEAR ENDED DECEMBER 31, 1992

                                         Maximum     Average      Weighted
                                         Amount      Amount       Average
Category of                  Weighted    Out-        Out-         Interest
Aggregate         Balance    Average     standing    standing     Rate
Short-Term        Dec. 31,   Interest    During the  During the   During
Borrowings        1992       Rate        Year        Year         the Year
- ----------        --------   --------    ----------  ----------   --------
Notes Payable
- -- Bank           $7,668       5.0%      $34,857     $16,734        4.4%
                  ========   ========    =======     =======        ====


                          YEAR ENDED DECEMBER 31, 1993

                                         Maximum     Average      Weighted
                                         Amount      Amount       Average
Category of                  Weighted    Out-        Out-         Interest
Aggregate         Balance    Average     standing    standing     Rate
Short-Term        Dec. 31,   Interest    During the  During the   During
Borrowings        1993       Rate        Year        Year         the Year
- ----------        --------   --------    ----------  ----------   --------
Notes Payable
- -- Bank           $31,161      3.6%      $62,880     $43,158        3.5%
                  ========   ========    =======     =======        ====

                       KAMAN CORPORATION AND SUBSIDIARIES
            Schedule X -- Supplemental Income Statement Information
                             (Dollars in Thousands)




                                                   Charged to Costs
Item                                               and Expenses
- ----                                               ----------------


                    Year Ended December 31, 1991

Maintenance and repairs                             $ 7,923
                                                    =======






                    Year Ended December 31, 1992

Maintenance and repairs                             $ 9,041
                                                    =======




                    Year Ended December 31, 1993

Maintenance and repairs                             $ 8,650
                                                    =======




Depreciation and amortization of intangible assets, preoperating costs and similar deferrals; taxes, other than payroll and income taxes; royalties and advertising costs were not included above since they were not of a significant amount.

                        KAMAN CORPORATION


                        INDEX TO EXHIBITS

Exhibit 3a       The Amended and Restated                  by reference
                 Certificate of Incorporation
                 of the Corporation, as amended,
                 including the form of amendment
                 designating the Corporation's
                 Series 2 Preferred Stock has been
                 filed as Exhibits 2.1 and 2.2 to the
                 Corporation's Form 8-A (Document
                 No. 0-1093 filed on September 27, 1993), and is incorporated in this report by reference.

Exhibit 3b       The By-Laws of the Corporation            by reference
                 were filed as Exhibit 3(b) to
                 the Corporation's Annual Report
                 on Form 10-K for 1990 (Document
                 No. 0-1093, filed with the
                 Securities and Exchange Commission
                 on March 14, 1991).

Exhibit 4a       Indenture between the Corporation         by reference
                 and Manufacturers Hanover Trust
                 Company, as Indenture Trustee,
                 with respect to the
                 Corporation's 6% Convertible
                 Subordinated Debentures, has
                 been filed as Exhibit 4.1 to
                 Registration Statement No. 33 -
                 11599 on Form S-2 of the
                 Corporation filed with the
                 Securities and Exchange
                 Commission on January 29, 1987
                 and is incorporated in this
                 report by reference.

Exhibit 4b       The Revolving Credit Agreement            by reference
                 between the Corporation and The
                 Connecticut National Bank, as
                 agent, dated December 31, 1991,
                 was previously filed as Exhibit
                 4a to the Corporation's Annual
                 Report on Form 10K for 1991
                 (Document No. 0-1093 filed with
                 the Securities and Exchange
                 Commission on March 16, 1992)
                 and is incorporated in this
                 report by reference.

Exhibit 4c       The Revolving Credit Agreement            by reference
                 between the Corporation and The
                 Bank of Nova Scotia, as agent,
                 dated as of September 5, 1991,
                 has been filed as Exhibit
                 (a)(4)(a) to Form 10-Q filed for
                 the quarter ended September 30,
                 1991 (Document No. 0-1093 filed
                 with the Securities and Exchange
                 Commission on November 12, 1991)
                 and is incorporated in this
                 report by reference.

Exhibit 4d       The First Amendment to the                by reference
                 Revolving Credit Agreement
                 between the Corporation and the
                 Bank of Nova Scotia, as agent,
                 dated November 16, 1992, has
                 been filed as Exhibit 4e to the
                 Corporation's Annual Report on
                 Form 10-K for 1992 (Document No.
                 0-1093 filed with the Securities
                 and Exchange Commission on
                 March 13, 1993) and is
                 incorporated in this report by
                 reference.

Exhibit 4e       Deposit Agreement dated as of             by reference
                 October 15, 1993 between the
                 Corporation and Chemical Bank as
                 Depositary and Holder of Depositary
                 Shares has been filed as
                 Exhibit (c)(1) to Schedule 13E-4
                 (Document No. 5-34114 filed with the
                 Securities and Exchange Commission
                 on September 15, 1993) and is
                 incorporated in this report by
                 reference.

Exhibit 4f       The Corporation is party to certain       by reference
                 long-term debt obligations, such
                 as real estate mortgages, copies
                 of which it agrees to furnish to
                 the Commission upon request.

Exhibit 10a      The 1983 Stock Incentive Plan             by reference
                 (formerly known as the 1983
                 Stock Option Plan) has been
                 filed as Exhibit 10b(iii) to the
                 Corporation's Annual Report on
                 Form 10-K for 1988 (Document No.
                 0-1093 filed with the Securities
                 and Exchange Commission on
                 March 22, 1989) and is incorporated
                 in this report by reference.

Exhibit 10b      The Kaman Corporation 1993 Stock          Page 34
                 Incentive Plan.

Exhibit 10c      The Kaman Corporation Employees           Page 49
                 Stock Purchase Plan as amended.

Exhibit 11       Statement regarding computation           Page 56
                 of per share earnings.

Exhibit 13       Portions of the Corporation's             Page 57
                 1993 Annual Report to
                 Shareholders as required by
                 Item 8.

Exhibit 21       Subsidiaries.                             Page 89

Exhibit 23       Consent of Independent Auditors.          Page 90

Exhibit 24       Power of attorney under which             Page 91
                 this report has been signed on
                 behalf of certain directors.

                             EXHIBIT 10b
                          KAMAN CORPORATION
                      1993 STOCK INCENTIVE PLAN

1. PURPOSE. This Plan includes a continuation and extension of the incentive stock program of the Corporation set forth in the Predecessor Plan and is designed to give directors, officers and key employees of the Corporation and other persons an expanded opportunity to acquire stock in the Corporation or receive other long-term incentive remuneration in order that they may better participate in the Corporation's growth and be motivated to remain with the Corporation and promote its further development and success.

2. DEFINITIONS. The following terms shall have the meanings given below unless the context otherwise requires:

     (a) "Act" means the Securities Exchange Act of 1934, as amended.

     (b) "Award" or "Awards" except where referring to a particular category of grant under the Plan shall include Incentive Stock Options, Non-Statutory Stock Options, Stock Appreciation
Rights and Restricted Stock Awards.

     (c)  "Board" means the Board of Directors of the Corporation.

     (d) "Code" means the Internal Revenue Code of 1986, as amended, and any successor Code, and related rules, regulations and interpretations.

     (e) "Committee" means the committee of the Board established under Section 9 hereof.

     (f)  "Corporation" means Kaman Corporation.

     (g) "Disability" or "disabled" means disability or disabled as defined by the Code.

     (h) "Disinterested Person" shall have the meaning set forth in Rule 16b-3(c)(2)(i) promulgated under the Act, and any successor to such rule.

     (i) "Eligible Person" means any person, including a person who is not an employee of the Corporation or a Subsidiary, or entity who satisfies all the eligibility requirements set forth in either Section 3(a) or 3(b) hereof, excluding, however, any member of the Committee and any alternate member of the Committee.

     (j) "Fair Market Value" of the Stock on any given date shall be the closing price of the Stock in the NASDAQ National Market System on such date, or, if no sales of the Stock occurred on that day, the then most recent prior day on which sales were reported.

     (k) "Incentive Stock Option" means a stock option qualifying under the provisions of Section 422 of the Code.

     (l)  "Non-Employee Director Participant" means an Eligible
Person, who at the time of grant of an Award is a director of the Corporation but not an employee of the Corporation or a Subsidiary.

     (m) "Non-Statutory Option" means a stock option not qualifying for incentive stock option treatment under the pro-visions of Section 422 of the Code.

     (n) "Optionee" means the holder of any option granted under the Plan.

     (o) "Participant" means the holder of any Award granted under the Plan.

     (p)  "Plan" means the Kaman Corporation 1993 Stock Incentive
Plan.

     (q)  "Predecessor Plan" means the Kaman Corporation 1983 Stock
Incentive Plan.

     (r) "Principal Shareholder" means any individual owning stock possessing more than ten percent (10%) of the total combined voting power of all classes of capital stock of the Corporation.

     (s) "Restricted Stock" means Stock received pursuant to a Restricted Stock Award.

     (t)  "Restricted Stock Award" is defined in Section 8(a).

     (u) "Stock" or "shares" means shares of Class A Common Stock of the Corporation.

     (v) "Stock Appreciation Right" or "Right" means a right described in Section 7.

     (w) "Subsidiary" means any corporation in which the Corporation owns, directly or indirectly, a majority of the out-standing voting stock.

3.   ELIGIBILITY.

     (a) Incentive Stock Options. Incentive Stock Options may be granted to any Eligible Persons who are full-time, salaried employees of the Corporation or a Subsidiary and who in the sole opinion of the Committee are, from time to time, responsible for the management and/or growth of all or part of the business of the Corporation.

     (b) Awards Other than Incentive Stock Options. Awards, other than Incentive Stock Options, may be granted to any Eligible
Persons who in the sole opinion of the Committee are, from time to time, responsible for the growth and/or the management of all or a part of the business of the Corporation.

     (c) Substitute Awards. The Committee, in its discretion, may also grant Awards in substitution for any stock incentive awards previously granted by companies acquired by the Corporation or one of its Subsidiaries. Such substitute awards may be granted on such terms and conditions as the Committee deems appropriate in the circumstances, provided, however, that substitute Incentive Stock Options shall be granted only in accordance with the Code.

4. TERM OF PLAN. The Plan shall take effect on November 1, 1993 and shall remain effective for ten (10) years thereafter, expiring on October 31, 2003.

5. STOCK SUBJECT TO THE PLAN. The aggregate number of shares of Stock which may be issued pursuant to all Awards granted under the Plan shall not exceed 960,000 shares of Stock, subject to adjustment as hereinafter provided in Section 10, which shall be in addition to all shares of Stock reserved for issuance the under Predecessor Plan but remaining unissued on the effective date of the Plan, and which may be treasury shares or authorized but unissued shares. In the event that any Award under the Plan for any reason expires, is terminated, forfeited, reacquired by the Corporation, or satisfied without the issuance of Stock (except in the cases of (i) a Stock Appreciation Right to the extent settled in cash; (ii) the Stock otherwise issuable under an Award but retained by the Corporation for payment of the exercise price of an option under Section 6(e)(iv)(C) for the payment of withholding taxes under Section 14(b) hereof; and (iii) stock otherwise issuable under a stock option but for which the Corporation has made a discretionary payment under Section 7(d) hereof) the shares allocable to the unexercised or forfeited portion of such Award may again be made subject to an Award under the Plan.

6. STOCK OPTIONS. The following terms and conditions shall apply to each option granted under the Plan and shall be set forth in a stock option agreement between the Corporation and the Optionee together with such other terms and conditions not inconsistent herewith as the Committee may deem appropriate in the case of each
Optionee:

     (a) OPTION PRICE. The purchase price under each Incentive Stock Option shall be as determined by the Committee but not less than 100% of the Fair Market Value of the shares subject to such option on the date of grant, provided that such option price shall not be less than 110% of such Fair Market Value in the case of any Incentive Stock Option granted to a Principal Shareholder. The purchase price per share of Stock deliverable upon the exercise of a Non-Statutory Option shall be determined by the Committee, but shall not be less than 85% of the Fair Market Value of such Stock on the date of grant and in no event less than the par value per share of such Stock.

     (b) TYPE OF OPTION. All options granted under the Plan shall be either Incentive Stock Options or Non-Statutory Options. All provisions of the Plan applicable to Incentive Stock Options shall be interpreted in a manner consistent with the provisions of, and regulations under, Section 422 of the Code.

     (c) PERIOD OF INCENTIVE STOCK OPTION. Each Incentive Stock Option shall have a term not in excess of ten (10) years from the date on which it is granted, except in the case of any Incentive Stock Option granted to a Principal Shareholder which shall have a term not in excess of five (5) years from the date on which it is granted; provided that any Incentive Stock Option granted or the unexercised portion thereof, to the extent exercisable at the time of termination of employment, shall terminate at the close of business on the day three (3) months following the date on which the Optionee ceases to be employed by the Corporation or a Subsidiary unless sooner expired or unless a longer period is provided under Subsection (g) of this Section in the event of the death or disability of such an Optionee.

     (d) PERIOD OF NON-STATUTORY OPTION. Each Non-Statutory Option granted under the Plan shall have a term not in excess of ten (10) years and one (1) day from the date on which it is granted; provided that any Non-Statutory Option granted to an employee of the Corporation or a Subsidiary or to a Non-Employee Director Participant, or the unexercised portion thereof shall terminate not later than the close of business on the day three (3) months following the date on which such employee ceases to be employed by the Corporation or a Subsidiary or the date on which such Non-Employee Director ceases to be a director of the

Corporation, as the case may be, unless a longer period is provided under Subsection (g) of this Section in the event of the death or disability of such an Optionee. Such an Optionee's Non-Statutory Option shall be exercisable, if at all, during such three (3) month period only to the extent exercisable on the date such Optionee's employment terminates or the date on which such Optionee ceases to be a director, as the case may be.

     (e)  EXERCISE OF OPTION.

          (i) Each option granted under the Plan shall become exercisable on such date or dates and in such amount or amounts as the Committee shall determine. In the absence of any other provision by the Committee, each option granted under the Plan shall be exercisable with respect to not more than twenty percent (20%) of such shares subject thereto after the expiration of one
 (1) year following the date of its grant, and shall be exercisable as to an additional twenty percent (20%) of such shares after the expiration of each of the succeeding four (4) years, on a cumulative basis, so that such option, or any unexercised portion thereof, shall be fully exercisable after a period of five (5) years following the date of its grant; provided, however, that in the absence of any other provision by the Committee, each Incentive Stock Option granted to a Principal Shareholder shall be exercisable with respect to not more than twenty-five percent (25%) of the shares subject thereto after the expiration of one (1) year following the date of its grant, and shall be exercisable as to an additional twenty-five percent (25%) after the expiration of each of the succeeding three (3) years, on a cumulative basis, so that such option, or any unexercised portion thereof, shall be fully exercisable after a period of four (4) years following the date of its grant.

          (ii) The Committee, in its sole discretion, may, from time to time and at any time, accelerate the vesting provisions of any outstanding option, subject, in the case of Incentive Stock Options, to the provisions of Subsection (6)(i) relating to "Limit on Incentive Options".

          (iii) Notwithstanding anything herein to the contrary, except as provided in subsection (g) of this Section, no Optionee who was, at the time of the grant of an option, an employee of the Corporation or a Subsidiary, may exercise such option or any part thereof unless at the time of such exercise he shall be employed by the Corporation or a Subsidiary and shall have been so employed continuously since the date of grant of such option, excepting leaves of absence approved by the Committee; provided that the option agreement may provide that such an Optionee may exercise his option, to the extent exercisable on the date of termination of such continuous employment, during the three (3)
month period, ending at the close of business on the day three
(3) months following the termination of such continuous employment unless such option shall have already expired by its term.

          (iv) An option shall be exercised in accordance with the related stock option agreement by serving written notice of exercise on the Corporation accompanied by full payment of the purchase price in cash. As determined by the Committee, in its discretion, at (or, in the case of Non-Statutory Options, at or after) the time of grant, payment in full or in part may also be made by delivery of (A) irrevocable instructions to a broker to deliver promptly to the Corporation the amount of sale or loan proceeds to pay the exercise price, or (B) previously owned shares of Stock not then subject to restrictions under any Corporation plan (but which may include shares the disposition of which constitutes a disqualifying disposition for purposes of obtaining incentive stock option treatment for federal tax purposes), or (C) shares of Stock otherwise receivable upon the exercise of such option; provided, however, that in the event the Committee shall determine in any given instance that the exercise of such option by withholding shares otherwise receivable would be unlawful, unduly burdensome or otherwise inappropriate, the Committee may require that such exercise be accomplished in another acceptable manner. For purposes of subsections (B) and
 (C) above, such surrendered shares shall be valued at Fair Market Value on the date of exercise.

     (f) NONTRANSFERABILITY. No option granted under the Plan shall be transferable by the Optionee otherwise than by will or by the laws of descent and distribution, and such option shall be exercisable, during his lifetime, only by him.

     (g) DEATH OR DISABILITY OF OPTIONEE. In the event of the death or disability of an Optionee while in the employ of the Corporation or a Subsidiary or while serving as a director of the Corporation, his stock option or the unexercised portion thereof may be exercised within the period of one (1) year succeeding his death or disability, but in no event later than (i) ten (10) years (five (5) years in the case of a Principal Shareholder) from the date the option was granted in the case of an Incentive Stock Option, and (ii) ten (10) years and one (1) day in the case of a Non-Statutory Option, by the person or persons designated in the Optionee's will for that purpose or in the absence of any such designation, by the legal representative of his estate, or by the legal representative of the Optionee, as the case may be. Notwithstanding anything herein to the contrary and in the absence of any contrary provision by the Committee, during the one-year period following termination of employment or cessation as a director by reason of death or disability, an Optionee's stock option shall continue to vest in accordance with its terms and be and become exercisable as if employment or service as a director had not ceased.

     (h) SHAREHOLDER RIGHTS. No Optionee shall be entitled to any rights as a shareholder with respect to any shares subject to his option prior to the date of issuance to him of a stock certificate representing such shares.

     (i) LIMIT ON INCENTIVE STOCK OPTIONS. The aggregate Fair Market Value (determined at the time an option is granted) of shares with respect to which Incentive Stock Options granted to an employee are exercisable for the first time by such employee during any calendar year (under all incentive stock option plans of the Corporation and its Subsidiaries to the extent required under the
Code) shall not exceed $100,000.

     (j) NOTIFICATION OF DISQUALIFYING DISPOSITION. Participants granted Incentive Stock Options shall undertake, in the Incentive Stock Option agreements, as a precondition to the granting of such option by the Corporation, to promptly notify the Corporation in the event of a disqualifying disposition (within the meaning of the Code) of any shares acquired pursuant to such Incentive Stock Option agreement and provide the Corporation with all relevant information related thereto.

7.   STOCK APPRECIATION RIGHTS; DISCRETIONARY PAYMENTS.

     (a) NATURE OF STOCK APPRECIATION RIGHT. A Stock Appreciation Right is an Award entitling the Participant to receive an amount in cash or shares of Stock (or forms of payment permitted under Section 7(d) hereof) or a combination thereof, as determined by the Committee at the time of grant, having a value equal to (or if the Committee shall so determine at time of grant, less than) the excess of the Fair Market Value of a share of Stock on the date of exercise over the Fair Market Value of a share of Stock on the date of grant (or over the option exercise price, if the Stock Appreciation Right was granted in tandem with a stock option) multiplied by the number of shares with respect to which the Stock Appreciation Right shall have been exercised.

     (b)  GRANT AND EXERCISE OF STOCK APPRECIATION RIGHTS.

          (i) Stock Appreciation Rights may be granted in tandem with, or independently of, any stock option granted under the Plan. In the case of a Stock Appreciation Right granted in tandem with a Non-Statutory Option, such Right may be granted either at or after the time of grant of such option. In the case of a Stock Appreciation Right granted in tandem with an Incentive Stock Option such Right may be granted only at the time of the grant of such option. A Stock Appreciation Right or applicable portion thereof granted in tandem with a given stock option shall terminate and no longer be exercisable upon the termination or exercise of the related stock option, except that a Stock Appreciation Right granted with respect to less than the full number of shares covered by a related stock option shall not be reduced until the exercise or termination of the related stock option exceeds the number of shares not covered by the Stock Appreciation Right.

          (ii) Each Stock Appreciation Right granted under the Plan shall become exercisable on such date or dates and in such amount or amounts as the Committee shall determine; provided, however, that any Stock Appreciation Right granted in tandem with a stock option shall be exercisable in relative proportion to and to the extent that such related stock option is exercisable; provided further, however, that, notwithstanding anything herein to the contrary, any Stock Appreciation Right granted in tandem with a Non-Statutory Option which has a purchase price at the date of grant of less than Fair Market Value shall not be exercisable at all until at least one (1) year after the date of grant of such option. Except as provided in the immediately preceding sentence, in the absence of any other provision by the Committee, each Stock Appreciation Right granted under the Plan shall be exercisable with respect to not more than twenty percent (20%) of such shares subject thereto after the expiration of one
 (1) year following the date of its grant, and shall be exercisable as to an additional twenty percent (20%) of such shares after the expiration of each of the succeeding four (4) years, on a cumulative basis, so that such Right, or any unexercised portion thereof, shall be fully exercisable after a period of five (5) years following the date of its grant. The Committee, in its sole discretion, may, from time to time and at any time, accelerate the vesting provisions of any outstanding Stock Appreciation Right.

          (iii) Notwithstanding anything herein to the contrary, except as provided in subsections (c)(v) and (c)(vi) of this Section, no Participant who was, at the time of the grant of a Stock Appreciation Right, an employee of the Corporation or a Subsidiary, may exercise such Right or any part thereof unless at the time of such exercise, he shall be employed by the Corporation or a Subsidiary and shall have been so employed continuously since the date of grant of such Right, excepting leaves of absence approved by the Committee; provided that the Stock Appreciation Right agreement may provide that such a Participant may exercise his Stock Appreciation Right, to the extent exercisable on the date of termination of such continuous employment unless such Right shall have already expired by its terms.

           (iv) Notwithstanding anything herein to the contrary, except as provided in subsections (c)(v) and (c)(vi) of this

 Section, no Non-Employee Director Participant may exercise a Stock Appreciation Right or part thereof unless at the time of such exercise he shall be a director of the Corporation and shall have been a director of the Corporation continuously since the date of grant of such Right excepting leaves of absence approved by the Committee; provided that the Stock Appreciation Right agreement may provide that such Participant may exercise his Stock Appreciation Right, to the extent exercisable on the date he ceased to be a director of the Corporation, during the three
 (3) month period ending at the close of business on the day three
 (3) months following the cessation of such continuous service as a director unless such Right shall already have expired by its terms.

          (v) A Stock Appreciation Right shall be exercised in accordance with the related Stock Appreciation Right Agreement by serving written notice of exercise on the Corporation.

     (c) TERMS AND CONDITIONS OF STOCK APPRECIATION RIGHTS. Stock Appreciation Rights shall be subject to such terms and conditions as shall be determined from time to time by the Committee, subject to the following:

          (i) Stock Appreciation Rights granted in tandem with stock options shall be exercisable only at such time or times and to the extent that the related stock options shall be exercisable;

          (ii) Upon the exercise of a Stock Appreciation Right, the applicable portion of any related stock option shall be surrendered.

          (iii) Stock Appreciation Rights granted in tandem with a stock option shall be transferable only with such option. Stock Appreciation Rights shall not be transferable otherwise than by will or the laws of descent and distribution. All Stock Appreciation Rights shall be exercisable during the Participant's lifetime only by the Participant or the Participant's legal representative.

          (iv) A Stock Appreciation Right granted in tandem with a stock option may be exercised only when the then Fair Market
 Value of the Stock subject to the stock option exceeds the exercise price of such option. A Stock Appreciation Right not granted in tandem with a stock option may be exercised only when the then Fair Market Value of the Stock exceeds the Fair Market Value of the Stock on the date of grant of such Right.

          (v) Each Stock Appreciation Right shall have a term not in excess of ten (10) years from the date on which it is granted
 (ten (10) years and one (1) day in the case of a Stock

 Appreciation Right granted in tandem with a Non-Statutory Option); provided that any Stock Appreciation Right granted to
 (aa) an employee of the Corporation or a Subsidiary shall terminate not later than the close of business on the day three
 (3) months following the date such Participant ceases to be employed by the Corporation or a Subsidiary, excepting leaves of absences approved by the Committee, and (bb) a Non-Employee Director Participant shall terminate not later than the close of business on the day three (3) months following the date such Participant ceases to be a director of the Corporation, unless a longer period is provided under subsection (c)(vi) below in the event of death or disability of a Participant. Such a Participant's Stock Appreciation Right shall be exercisable, if at all, during such three (3) month period only to the extent exercisable on the date his employment terminates or the date he ceases to be a director, as the case may be.

          (vi) In the event of the death or disability of a Participant while in the employ of the Corporation or a Subsidiary or while serving as a director of the Corporation, his Stock Appreciation Right or the unexercised portion thereof may be exercised within the period of one (1) year succeeding his death or disability, but in no event later than (i) ten (10) years from the date on which it was granted (ten (10) years and one (1) day in the case of a Non-Statutory Option), by the person or persons designated in the Participant's will for that purpose or in the absence of any such designation, by the legal representative of his estate, or by the legal representative of the Participant, as the case may be. Notwithstanding anything herein to the contrary and in the absence of any contrary provision by the Committee, during the one-year period following termination of employment or cessation as a director by reason of death or disability, a Participant's Stock Appreciation Right shall continue to vest in accordance with its terms and be and become exercisable as if employment or service as a director had not ceased.

     (d) DISCRETIONARY PAYMENTS. Upon the written request of an Optionee whose stock option is not accompanied by a Stock Appreciation Right, the Committee may, in its discretion, cancel such option if the Fair Market Value of the shares subject to the option at the exercise date exceeds the exercise price thereof; in that event, the Corporation shall pay to the Optionee an amount equal to the difference between the Fair Market Value of the shares subject to the cancelled option (determined as of the date the option is cancelled) and the exercise price. Such payment shall be by check or in Stock having a Fair Market Value (determined on the date the payment is to be made) equal to the amount of such payments or any combination thereof, as determined by the Committee.

     (e) RULES RELATING TO EXERCISE. In the case of a Participant subject to the restrictions of Section 16(b) of the Act, no stock appreciation right (as referred to in Rule 16b-3(e) or any successor Rule under the Act), including a Stock Appreciation Right granted hereunder, shall be settled in cash (and no request for payment under paragraph (d) above shall be honored by the Corporation or made by such a Participant) except in compliance with any applicable requirements of Rule 16b-3(e) or any successor rule.

8.   RESTRICTED STOCK.

     (a) Nature of Restricted Stock Award. A Restricted Stock Award is an Award entitling the Participant to receive shares of Stock, subject to such conditions, including a Corporation right during a specified period or periods to require forfeiture of such shares upon the Participant's termination of employment with the Corporation or a Subsidiary or cessation as a director of the Corporation, as the case may be, as the Committee may determine at the time of grant. The Committee, in its sole discretion, may, from time to time and at any time, waive any or all restrictions and/or conditions contained in the Restricted Stock Award agreement. Notwithstanding anything herein to the contrary, the Committee, in its discretion, may grant Restricted Stock without any restrictions or conditions whatsoever. Restricted Stock shall be granted in respect of past services or other valid consideration.

     (b)  AWARD AGREEMENT.  A Participant who is granted a
Restricted Stock Award shall have no rights with respect to such Award unless the Participant shall have accepted the Award within 60 days (or such shorter date as the Committee may specify) following the Award date by executing and delivering to the Corporation a Restricted Stock Award Agreement in such form as the Committee shall determine.

     (c)  RIGHTS AS A SHAREHOLDER.  Upon complying with paragraph
(b) above, a Participant shall have all the rights of a shareholder with respect to the Restricted Stock including voting and dividend rights, subject to nontransferability and Corporation forfeiture rights described in this Section 8 and subject to any other conditions contained in the Award agreement. Unless the Committee shall otherwise determine, certificates evidencing shares of Restricted Stock shall remain in the possession of the Corporation until such shares are free of any restrictions under the Plan. The Committee in its discretion may, as a precondition of the Corporation's obligation to issue a Restricted Stock Award, require the Participant to execute a stock power or powers or other agreement or instruments necessary or advisable in connection with the Corporation's forfeiture rights with respect to such shares.

     (d) RESTRICTIONS. Shares of Restricted Stock may not be sold, assigned, transferred or otherwise disposed of or pledged or otherwise encumbered. In the event of termination of employment of the Participant with the Corporation or a Subsidiary for any reason, or cessation as a director of the Corporation in the case of a Non-Employee Director Participant, such shares shall be forfeited to the Corporation, except as set forth below:

         (i) The Committee at the time of grant shall specify the date or dates (which may depend upon or be related to the attainment of performance goals and other conditions) on which the nontransferability of the Restricted Stock and the Corporation's forfeiture rights with respect thereto shall lapse. The Committee at any time may accelerate such date or dates and otherwise waive or, subject to Section 13, amend any conditions of the Award.

           (ii) Except as may otherwise be provided in the Award agreement, in the event of termination of a Participant with the Corporation or a Subsidiary for any reason or cessation as a director of the Corporation for any reason, all of the Participant's Restricted Stock shall be forfeited to the Corporation without the necessity of any further act by the Corporation, the Participant or the Participant's legal representative; provided, however, that in the event of termination of employment or cessation of service as a director of the Corporation by reason of death or disability, all conditions and restrictions relating to a Restricted Stock Award held by such a Participant shall thereupon be waived and shall lapse.

          (iii) In the absence of any other provision by the Committee, each Restricted Stock Award granted to (A) an employee of the Corporation or a Subsidiary shall be subject to forfeiture to the Corporation conditioned on the Participant's continued employment and (B) Non-Employee Director Participants shall be subject to forfeiture to the Corporation conditioned on the Participant's continued service as a director of the Corporation, and in the case of clause (A) or (B), such forfeiture rights shall lapse as follows: with respect to twenty percent (20%) of the shares subject to the Restricted Stock Award on the date one year following the date of grant, and with respect to an additional twenty percent (20%) of such shares after the expiration of each of the succeeding four (4) years thereafter, on a cumulative basis, so that such Restricted Stock shall be free of such risk of forfeiture on the date five (5) years following the date of its grant.

     (e)  WAIVER, DEFERRAL, AND INVESTMENT OF DIVIDENDS.  The
Restricted Stock Award agreement may require or permit the immediate payment, waiver, deferral or investment of dividends paid with respect to the Restricted Stock.

9.   THE COMMITTEE.

     (a) ADMINISTRATION. The Committee shall be a committee of not less than three (3) members of the Board who are Disinterested Persons, appointed by the Board. Vacancies occurring in membership of the Committee shall be filled by the Board. The Committee shall keep minutes of its meetings. One or more members of the Committee may participate in a meeting of the Committee by means of conference telephone or similar communications equipment provided all persons participating in the meeting can hear one another. A majority of the entire Committee shall constitute a quorum, and the acts of a majority of the members present at or so participating in any meeting at which a quorum is constituted shall be the acts of the Committee. The Committee may act without meeting by unanimous written consent. Absent some other provision by the Board, the power and responsibilities of the Committee shall be vested in and assumed by the Personnel and Compensation Committee of the Board.

     (b) AUTHORITY OF COMMITTEE. Subject to the provisions of the Plan, the Committee shall have full and final authority to determine the persons to whom Awards shall be granted, the number of shares to be subject to each Award, the term of the Award, the vesting provisions of the Award, if any, restrictions on the Award, if any, and the price at which the shares subject thereto may be purchased. The Committee is empowered, in its discretion, to modify, extend or renew any Award theretofore granted and adopt such rules and regulations and take such other action as it shall deem necessary or proper for the administration of the Plan. The Committee shall have full power and authority to construe, interpret and administer the Plan, and the decisions of the Committee shall be final and binding upon all interested parties.

10. ADJUSTMENTS. Any limitations, restrictions or other provisions of this Plan to the contrary notwithstanding, each Award agreement shall make such provision, if any, as the Committee may deem appropriate for the adjustment of the terms and provisions thereof (including, without limitation, terms and provisions relating to the exercise price and the number and class of shares subject to the Award) in the event of any merger, consolidation, reorganization, recapitalization, stock dividend, divisive reorganization, issuance of rights, combination or split-up or exchange of shares, or the like. In the event of any merger consolidation, reorganization, recapitalization, stock dividend, divisive reorganization, issuance of rights, combination or split-up or exchange of shares, or the like, the Committee shall make an appropriate adjustment in the number of shares authorized to be issued pursuant to the Plan.

11. OPTIONS UNDER PREDECESSOR PLAN . Options presently outstanding which have been granted under the Predecessor Plan shall continue to be governed and interpreted under the terms of such plan and not by the terms hereof.

12. AMENDMENT TO AND TERMINATION OF THE PLAN. The Board may from time to time amend the Plan in such way as it shall deem advisable provided the Board may not extend the expiration date of the Plan, change the class of Eligible Persons, increase the maximum Award term, decrease the minimum exercise price or increase the total number of authorized shares (except in accordance with Section 10 hereof) for which Awards may be granted. The Board, in its discretion, may at any time terminate the Plan prior to its expiration in accordance with Section 4 hereof. No amendment to or termination of the Plan shall in any way adversely affect Awards then outstanding hereunder.

13. STATUS OF PLAN. Until shares pursuant to an Award or exercise thereof are actually delivered to a Participant, a Participant shall have no rights to or with respect to such shares greater than those of a general creditor of the Corporation unless the Committee shall otherwise expressly determine in connection with any Award or Awards.

14.  GENERAL PROVISIONS.

     (a) OTHER COMPENSATION ARRANGEMENTS; NO RIGHT TO RECEIVE AWARDS; NO EMPLOYMENT OR OTHER RIGHTS. Nothing contained in this Plan shall prevent the Board from adopting other or additional capital stock based compensation arrangements, subject to stockholder approval if such approval is required, and such arrangements may be either generally applicable or applicable only in specific cases. No Eligible Person shall have any right to receive Awards except as the Committee may determine. The Plan does not confer upon any employee any right to continued employment with the Corporation or a Subsidiary or upon any director or officer of the Corporation any right to continued service as a director or officer of the Corporation, nor does it interfere in any way with the right of the Corporation or a Subsidiary to terminate the employment of any of its employees or for the Corporation to remove a director or officer with or without cause at any time.

     (b)  TAX WITHHOLDING, ETC.   Any obligation of the Corporation
to issue shares pursuant to the grant or exercise of any Award shall be conditioned on the Participant having paid or made provision for payment of all applicable tax withholding obligations, if any, satisfactory to the Committee. The Corporation and its Subsidiaries shall, to the extent permitted by law, have the right to deduct any such taxes from any payment of any kind otherwise due to the Participant. In the case of Non-Statutory Options, and Stock Appreciation Rights exercisable only for Stock, the Participant exercising such an award shall satisfy federal income tax withholding requirements occasioned by the exercise thereof by the surrender of shares otherwise to be received on the exercise of such award, such shares to be valued at the Fair Market Value thereof on the date of exercise; provided, however, that in the event the Committee shall determine in any given instance that the satisfaction of federal income tax withholding requirements by the surrender of shares would be unlawful, unduly burdensome or otherwise inappropriate, the Committee may require that such income tax withholding requirements be satisfied in another acceptable manner.

     (c) SECTION 83(B) OF THE CODE. Participants may not make, and each Award agreement shall prohibit, an election under Section 83(b) of the Code, with respect to any Award.

     (d) RESTRICTIONS ON TRANSFERS OF SHARES. Although the Corporation presently intends to register under applicable securities laws all shares acquired or received by Participants under the Plan, the Corporation is not required to cause such shares to be registered under the Securities Act of 1933 or the securities laws of any State. Accordingly, the shares acquired or received may be "restricted securities" as defined in Rule 144 under said Securities Act of 1933 or other rule or regulation of the Securities and Exchange Commission. Any certificate evidencing any such shares may bear a legend restricting the transfer of such shares, and the recipient may be required to assert that the shares are being acquired for his own account and not with a view to the distribution thereof as a condition to the granting or exercise of an Award.

     (e) ISSUANCE OF SHARES. Any obligation of the Corporation to issue shares pursuant to the grant or exercise of any Award shall be conditioned on the Corporation's ability at nominal expense to issue such shares in compliance with all applicable statutes, rules or regulations of any governmental authority. The Participant shall provide the Corporation with any assurances or agreements which the Committee, in its sole discretion, shall deem necessary or advisable in order that the issuance of such shares shall comply with any such statutes, rules or regulations.

     (f) DATE OF GRANT. The date on which each Award under the Plan shall be considered as having been granted shall be the date on which the award is authorized by the Committee, unless a later date is specified by the Committee; provided, however, in the case of options intended to qualify as Incentive Stock Options, the date of grant shall be determined in accordance with the Code.

                             EXHIBIT 10c

                          KAMAN CORPORATION

                    EMPLOYEES STOCK PURCHASE PLAN
                As Amended effective February 18, 1992


1. PURPOSE; AUTHORIZED SHARES. The Kaman Corporation Employees Stock Purchase Plan (the "Plan") was adopted by the Board of Directors (the "Board") of Kaman Corporation (the "Corporation") on February 28, 1989 for the purpose of providing employees of the Corporation and its subsidiaries an opportunity to purchase Kaman Corporation Class A common stock through payroll deductions during consecutive offerings commencing July 1, 1989. One Million Five Hundred Thousand (1,500,000) shares of the Corporation's Class A common stock in the aggregate have been approved for purposes of the Plan by the Board.

2. OFFERING PERIODS. Each offering shall be made over a period of one or more whole or partial Plan Years as determined by the Committee (as defined in paragraph 3), provided that in no event shall an offering period be greater than five (5) Plan Years.

3. ADMINISTRATION. The Plan will be administered by a committee (the "Committee") appointed by the Board, consisting of at least three of its members. Members of the Committee shall not be eligible to participate in the Plan. The Committee will have authority to make rules and regulations for the administration of the Plan, and its interpretations and decisions with respect to the Plan shall be final and conclusive. Absent some other provision by the Board, the power and responsibilities of the Committee shall be vested in and assumed by the Personnel and Compensation Committee of the Board.

4. ELIGIBILITY. All full-time regular employees of the Corporation and its subsidiaries, with at least three (3) months of service as of the effective date of each offering hereunder, will be eligible to participate in the Plan, subject to such rules as may be prescribed from time to time by the Committee. Such rules, however, shall neither permit nor deny participation in the Plan contrary to the requirements of the Internal Revenue Code of 1986, as amended (the "Code"), including, but not limited to, Section 423 thereof, and regulations promulgated thereunder. To the extent consistent with Code Section 423, and regulations promulgated thereunder, the Committee may permit persons who are not full-time regular employees of the Corporation or one of its subsidiaries at the commencement of an offering period, or who have not satisfied the aforementioned three (3) month service requirement at the commencement of an offering period, to participate in such offering beginning on the date or at a specified date after such person has been a full-time, regular employee of the Corporation or one of its subsidiaries for at least three (3) months. No employee may be granted a right under the Plan if such employee, immediately after the right is granted, would own five percent (5%) or more of the total combined voting power or value of the stock of the Corporation or any subsidiary. For purposes of the preceding sentence, the rules of Section 425(d) of the Code shall apply in determining stock ownership of an employee, and stock which the employee may purchase under outstanding rights shall be treated as stock owned by the employee.

5. PARTICIPATION. An eligible employee may begin participation in an offering at any time by completing and forwarding a payroll deduction authorization form to the employee's appropriate payroll location. The form will authorize a regular payroll deduction from the employee's compensation, and must specify the date on which such deduction is to commence. The authorization may not be retroactive.

6. DEDUCTIONS. Payroll deduction accounts will be maintained for all participating employees. An employee may authorize a payroll deduction in terms of dollars and cents per payroll period of not less than $1.00 or more than ten (10%) percent of the compensation of the employee during any such payroll period.

7. DEDUCTION CHANGES. An employee may at any time increase or decrease the employee's payroll deduction by filing a new payroll deduction authorization form. The change may not become effective sooner than the next pay period after receipt of the form. A payroll deduction may be increased only twice and may be reduced only twice during any Plan Year of an offering period, unless any such additional change is required to permit the purchase of the whole number of shares for which rights have been granted to the employee under the provisions of paragraph 10.

8. INTEREST. Since the amount of time that the Corporation will be holding funds withheld from employees' compensation is minimal, no interest will be credited to employees' accounts.

9. WITHDRAWAL OF FUNDS. An employee may at any time and for any reason permanently withdraw the balance of funds accumulated in the employee's payroll deduction account, and thereby withdraw from participation in an offering. Upon any such withdrawal, the employee shall be entitled to receive in cash the value of any fractional share (rounded to four decimal places) allocated to such employee's account determined on the basis of the market value thereof as of the date of withdrawal. The employee may thereafter begin participation again only once during each Plan Year of an offering period. Partial withdrawals will not be permitted.

10. PURCHASE OF SHARES. Subject to the payroll deduction limitation set forth in paragraph 6 and the limitation below, each employee participating in an offering under this Plan will be granted a right to purchase shares of the Corporation's Class common stock which have an aggregate purchase price (determined under paragraph 11) equal to the sum of (a) up to ten percent (10%) of his or her compensation during each pay period of each offering period in which he or she participates and (b) any cash dividends reinvested in accordance with paragraph 12. In no event may an employee be granted a right which permits such employee's rights to purchase stock under this Plan, and any other stock purchase plan of the Corporation and its subsidiaries, to accrue at a rate which exceeds $25,000 of fair market value of stock (determined at the date of grant of the right) for each calendar year in which the right is outstanding at any time. No right may be exercised in any manner other than by payroll deduction as specified in paragraph 6 or dividend reinvestment as specified in paragraph 12.

11. PURCHASE PRICE AND PAYMENT. The purchase price to participating employees for each share of Class A common stock purchased under the Plan will be 85% of its market value at the time of purchase. Purchases of shares pursuant to the Plan shall be made on the fifteenth (15th) day of each month. The number of whole and fractional shares allocated to each employee's account as of each date of purchase shall be based upon the balance of funds in an employee's account available for the purchase of shares as of the close of the immediately preceding month. A participating employee's payroll deduction account shall be charged with the purchase price of each whole and fractional share allocated to the employee as of the date of purchase and the employee shall be deemed to have exercised a right to acquire such whole and fractional share as of such date. Additional shares covered by the participating employee's rights under the Plan will be purchased in the same manner, provided funds have again accrued in his account.

12. DIVIDENDS. Any cash dividends paid with respect to the shares held under the Plan shall be paid in cash to the participating employees for whom shares are so held on the basis of the number of whole and fractional shares so held or, if a participating employee so elects, such dividends shall be combined with payroll deductions, added to the funds held under the Plan, and applied to the purchase of additional shares of stock purchased pursuant to the Plan. A participating employee choosing to have dividends reinvested under this paragraph may terminate such election during an offering period by filing a written form at the appropriate payroll location, but may thereafter resume his election to reinvest such cash dividends only once during each Plan Year of an offering period. An election to either stop or resume dividend reinvestment will be effective with respect to the dividend payment next following receipt of the form; provided that if the form is filed within thirty (30) days before a dividend record date declared by the Board, then such election will not be effective with respect to that particular dividend declaration.

13. STOCK CERTIFICATES. Stock certificates will only be issued to participating employees promptly after their request or promptly after the participating employee's withdrawal from the Plan for any reason.

14. REGISTRATION OF CERTIFICATES. Certificates may be registered only in the name of the employee, or if the employee so indicates on the employee's payroll deduction authorization form, in the employee's name jointly with a member of the employee's family, with right of survivorship. An employee who is a resident of a jurisdiction which does not recognize such a joint tenancy may have certificates registered in the employee's name as tenant in common with a member of the employee's family, without right of survivorship.

15. DEFINITIONS. The following terms when used herein shall have the meanings set forth below:

 (a) The phrase "market value" or "fair market value" means the closing price of the Corporation's Class A common stock in the Over-the-Counter NASDAQ National Market System, as reported in the Hartford, Connecticut local issue of The Wall Street Journal, on the business day immediately preceding the day of purchase or the effective date of the offering as the context requires.

 (b) The term "subsidiary" means a subsidiary of the Corporation within the meaning of Section 425(f) of the Internal Revenue Code and the regulations thereunder, provided, however, that each consecutive offering under this Plan shall not be deemed to cover the employees of any subsidiary acquired or established after the effective date of such offering, unless so authorized by the Committee.

 (c)  a "Plan Year" means the calendar year.

16. RIGHTS AS A SHAREHOLDER. None of the rights or privileges of a shareholder of the Corporation shall exist with respect to (a) rights granted to a participating employee under the Plan or, (b) except as provided in paragraph 12, any fractional shares credited to the participating employee's account.

17. RIGHTS ON RETIREMENT, DEATH OR TERMINATION OF EMPLOYMENT. In the event of a participating employee's retirement, death or termination of employment, no payroll deduction shall be taken from any pay due and owing to an employee at such time, and the balance in the employee's account (including the value of any fractional shares calculated in the manner described in paragraph 9) shall be paid to the employee or, in the event of the employee's death, to the employee's estate; provided, however, that in the event shares credited to the account of a deceased employee would have been issued to the employee and a joint tenant with right of survivorship as permitted in paragraph 14 if issued immediately prior to such employee's death, then such shares shall be issued to such joint tenant, if living at the time such shares are issued.

18. OBLIGATION OF CORPORATION TO PURCHASE. In the event of personal or family circumstances of an emergency nature, for a period of one year after the exercise of a right to purchase a share or shares as described in paragraphs 10 and 11, a participating employee shall have the right to offer such shares back to the Corporation at the price at which such shares were purchased, and the Corporation shall have the obligation to make such repurchase.

19. RIGHTS NOT TRANSFERABLE. Rights under this Plan are not transferable by a participating employee and are exercisable during an employee's lifetime only by the employee.

20. APPLICATION OF FUNDS. All funds received or held by the Corporation under this Plan may be used for any corporate purpose.

21. ADJUSTMENT IN CASES OF CHANGES AFFECTING CLASS A STOCK. In the event of any merger, consolidation, reorganization, recapitalization, stock dividend, combination, issuance of rights, split-up or spin-off of the Corporation, or the like, the number of shares approved for this Plan shall be increased appropriately and such other adjustments to the terms of this Plan shall be made as may be deemed equitable by the Board. In the event of any other change affecting such stock, such adjustments shall be made as may be deemed equitable by the Board to give proper effect to such event.

22. AMENDMENT OF THE PLAN. The Board may at any time, or from time to time, amend this Plan in any respect, except that, without the approval of each class of stock of the Corporation then issued and outstanding and entitled to vote on the matter by applicable law, no amendment shall be made (i) increasing the number of shares approved for this Plan (other than as provided in paragraph 21);
(ii) decreasing the purchase price per share; (iii) withdrawing the administration of this Plan from the Committee; or (iv) changing the designation of subsidiaries eligible to participate in the Plan, except adding a subsidiary as provided in paragraph 15(b).

23. TERMINATION OF PLAN. This Plan and all rights of employees under an offering hereunder shall terminate:

 (a) on the date that participating employees' accumulated payroll deductions pursuant to paragraph 6 and amounts reinvested pursuant to paragraph 12 are sufficient to purchase a number of shares equal to or greater than the number of shares remaining available for purchase. If the number of shares so purchasable is greater than the shares remaining available, the available shares shall be allocated by the Committee among such participating employees in such manner as it deems equitable, or

 (b)  at any time at the discretion of the Board.

  Upon termination of the Plan all amounts in the accounts of participating employees not applied to the purchase of shares hereunder, together with the value of any fractional shares calculated in the manner described in paragraph 9, shall be promptly refunded.

24. GOVERNMENT REGULATIONS. The Corporation's obligation to sell and deliver shares of its Class A common stock under this Plan is subject to the approval of any governmental authority required in connection with the authorization, issuance or sale of such stock.

25. SHARES USED TO FUND PLAN. The Corporation may utilize unissued or treasury shares to fund the Plan. Purchases of outstanding shares may also be made pursuant to and on behalf of the Plan, upon such terms as the Corporation may approve, for delivery under the Plan.

26. QUALIFIED PLAN. This Plan is intended to qualify as an Employee Stock Purchase Plan as defined in Section 423 of the Code. The term "right" as used herein shall mean "option" as used in
Section 423, and is used herein only to avoid confusion with "options" granted under the Kaman Corporation 1983 Stock Incentive Plan.

27. SUCCESSOR CORPORATION. The rights and obligations of the Corporation under this Plan shall inure to and be binding upon any successor to all or substantially all of the Corporation's assets and business.

28. BUSINESS DAYS. If any event provided for in this Plan is scheduled to take place on a day which is not a business day then such event shall take place on the immediately preceding business day.

29. SPECIAL RULE APPLICABLE TO EXECUTIVE OFFICERS AND DIRECTORS OF THE CORPORATION. Notwithstanding any other provision of the Plan, participants who are Executive Officers or Directors and who cease to participate in the Plan shall be thereafter prohibited, for a period of six (6) months following the date of such cessation from again electing to participate in the Plan. For purposes of this section, the term "Executive Officer" means an "Executive Officer" as defined in Section 3b-7 of the Securities Exchange Act of 1934.

                                   EXHIBIT 11
                       KAMAN CORPORATION AND SUBSIDIARIES
     EARNINGS PER SHARE COMPUTATION(In Thousands Except Per Share Amounts)

                                            1993     1992     1991
                                            ----     ----     ----
Primary:
 Net earnings (loss)                    $(28,795)  $17,376   $16,967
                                         =======   =======   =======
 Preferred stock dividend requirement   $   (702)  $   ---   $   ---
                                         =======   =======   =======
 Net earnings (loss) applicable
    to common stock                     $(29,497)  $17,376   $16,967
                                        ========   =======   =======
 Weighted average number of common
    shares outstanding                    18,133    18,172    18,231
 Weighted average shares issuable on
    exercise of dilutive stock options      *          111        51
                                         -------   -------   -------
    Total                                 18,133    18,283    18,282
                                         =======   =======   =======
 Net earnings (loss) per
    common share-primary                 $ (1.63)  $   .95   $   .93
                                         =======   =======   =======
Fully diluted:
 Net earnings(loss)applicable
    to common stock                     $(29,497)  $17,376   $16,967
 Elimination of interest expense on
    6% subordinated convertible
    debentures (net after taxes)              *      3,414     3,412
 Elimination of preferred stock
    dividend requirement                      *        ---       ---
                                         -------   -------    ------
      Net earnings(loss)(as adjusted)   $(29,497)  $20,790   $20,379
                                         =======   =======   =======
  Weighted average number of shares
     outstanding including shares
     issuable on stock option exercises   18,133    18,283    18,282
 Additional shares using ending market
    price instead of average market on
    treasury method use of stock
    option proceeds                          *          16         8
 Shares issuable on conversion of
    Series 2 preferred stock                 *          -          -
 Shares issuable on conversion of 6%
    subordinated convertible debentures      *       4,067     4,067
                                         -------   -------   -------
    Total                                 18,133    22,366    22,357
                                         =======   =======   =======
 Net earnings (loss) per
   common share-fully diluted           $ (1.63)   $   .93   $   .91
                                         =======   =======   =======
*Anti-dilutive and accordingly not included in the computation.

                              EXHIBIT 13

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues for 1993 were $794.1 million compared to $784.7 million in 1992 and $780.4 million in 1991. The corporation's performance in 1993 was affected by reductions in defense expenditures, a slowdown in the commercial aircraft industry, and continued weakness in domestic economic growth. Results were also affected by the recording of a pre-tax restructuring charge in the amount of $69.5 million to reflect costs associated with downsizing the corporation's defense and commercial aircraft manufacturing businesses and development of defense conversion initiatives.

Diversified Technologies segment revenues were down 5% in both 1993 and 1992, and down 7% in 1991. Segment performance continues to be affected by conditions in defense markets and in the commercial aircraft industry. The defense portion of Diversified Technologies business (82% in 1993) has been influenced for some time now by the changing nature of U.S. defense planning and spending priorities and by federal budget constraints which continue to result in reductions in defense expenditures. As the federal government attempts to address the ongoing issues of the budget deficit, weak economic growth, and basic reform to the U.S. healthcare system, it appears likely that defense spending will be even further reduced in future periods.

Management believes that certain types of programs are likely to fare better than others in this environment. As the defense establishment responds to the fact that the form of military threat throughout the world has changed and that the public has grown more intolerant of the loss of lives in military conflict, it is moving toward greater emphasis on more cost effective advanced technology "smart" weapons which are intended to limit loss of life and unnecessary destruction of property. The corporation has significant expertise in this area, having performed a multitude of government contracts for advanced technology programs over the years. Management believes that the corporation is particularly well positioned to compete in a defense environment that emphasizes advanced technology products and systems, and advanced technology services such as computer software development, intelligence analysis, and scientific and research and development services.

This change in defense program emphasis along with the federal government's fiscal condition have created an environment in which military hardware programs are increasingly subject to risks of one form or another, whether it be lack of funding, contract cancellation, or simply the ending of an entire program. The corporation is feeling the effects of these risks, principally with respect to its SH-2 helicopter. The corporation expects to finish its contract to retrofit certain SH-2F's to the SH-2G configuration sometime in 1994. Given the fact that the U.S. Navy is beginning to reduce the size of its fleet, management does not believe that the Navy will require further retrofits of this helicopter. Moreover, as fleet size decreases, so will the number of these helicopters remaining in active service. The corporation will continue to provide logistics and spare parts support for the SH-2 at somewhat lower levels than in the past. The corporation's other military hardware programs have shrunk further during 1993 as a result of the cancellation of a contract relating to the rewinging of the A-6.

Within the Diversified Technologies segment, management has been successful in the development of a variety of commercial markets. The corporation performs work on a number of commercial airframe manufacturing programs, although reductions in commercial air travel and consolidation in the domestic aircraft industry have caused a slowdown in aircraft production rates which adversely affected several of our programs in 1993. Late in 1993 the corporation received a stop work order with respect to its manufacture of thrust reverser fixed structures for the GE CF6 engines which will cause further reductions in 1994.

One important facet of the segment's commercial diversification is the new K-MAX helicopter, a medium to heavy lift "aerial truck" with unique operating characteristics that distinguish it from other helicopters used for logging, fire fighting, and other utility applications. A substantial portion of the corporation's research and development expenditures during the last few years have been devoted to this product and FAA certification is expected by mid 1994. The production phase for the first five helicopters has begun and units are expected to be delivered to initial customers shortly after certification is received. The corporation will lease the first group under a special program in order to maintain active involvement in the product's introduction to the marketplace. Although management believes that this program is an important part of the corporation's defense conversion effort, in the shorter term the program is not expected to materially offset the effects of reduced defense spending.

Distribution segment revenues increased by almost 7% in 1993, and 6% in 1992 compared to a decrease of 4% in 1991. Industrial technologies sales (about 75% of this segment's business in 1993) are made to nearly every sector of U.S. industry so demand for products tends to be influenced by industrial production levels. While industrial technologies sales increased during 1993 in a very competitive market environment, relatively slow growth in industrial output during the last few years has continued to affect segment sales. The increased sales reflect ongoing programs designed to further enhance the technological content of the products distributed and the services provided. Music Distribution sales increased significantly during 1993, largely as a result of further development of international markets for the company's products.

As a result of the third quarter pre-tax restructuring charge, the corporation had an operating loss of $37.2 million and a net loss of $28.8 million for 1993. In 1992, the corporation had operating income of $36.5 million and net earnings of $17.4 million. The Diversified Technologies segment had an operating loss of $41.3 million for 1993 compared to an operating profit of $31.0 million for the previous year, with the loss being attributable to the restructuring charge. The Distribution segment had operating profits of $16.5 million for 1993 compared to $15.2 million for 1992, with the increase being attributable to increased sales in the Music Distribution business. These results also reflect the fact that the overall mix of the corporation's activities is in the process of shifting to businesses with somewhat lower profit margins.

The third quarter charge reflects restructuring and other non-recurring costs which the corporation has incurred or expects to incur in the next two years as it reduces the size of its defense and commercial aircraft manufacturing programs and develops defense conversion initiatives. Personnel and facility reductions, contract close out and related expenses associated with downsizing account for about half of the charge; the balance relates to the write-off of costs incurred for development, retooling and start-up for defense conversion initiatives, notably the K-MAX commercial helicopter. During future periods, the corporation will work to successfully implement the elements of this restructuring.

The corporation's operating income was relatively even and net earnings were up 2.4% for the year ended December 31, 1992 compared to 1991. Diversified Technologies operating profits for 1992 were down by 6.9% and Distribution segment operating profits were up by 19%. The Diversified Technologies segment results were primarily attributable to reductions in defense spending, research and development expenditures which increased by 27% in 1992 and by 42% in 1991, the ongoing shift in its business mix to products and services with somewhat lower profit margins and continued program costs associated with qualification of the SH-2G helicopter. The Distribution segment's performance was primarily the result of increased sales and internal initiatives to increase the efficiency of operations.

The fully diluted loss per share figure for 1993 does not reflect the potential conversion of the 6% convertible subordinated debentures, potential conversion of the corporation's new Series 2 Preferred Stock (issued in the fourth quarter) or the exercise of stock options, since their effect was anti-dilutive.

Fully diluted earnings per share figures for 1992 and 1991 include the potential conversion of the debentures and exercise of stock options since they were dilutive.

Interest expense was relatively flat for 1993 compared to a decrease of 13.5% in 1992. The corporation had higher average bank borrowings during 1993, however, interest expense was offset somewhat as a result of the exchange of the majority of the outstanding 6% convertible subordinated debentures during the fourth quarter. The reduction in 1992 was due to lower interest rates and lower average bank borrowings.

The corporation had other income in 1993 principally due to the net gain realized upon the exchange of the debentures.

The corporation recorded an income tax benefit at an overall rate of 28.9% for 1993. This benefit is principally represented by the recording of a deferred tax asset resulting from the charge for the restructuring and other costs. The income tax benefit for 1993 is lower than it otherwise would have been due to the unavailability of certain state income tax benefits on the net operating loss and provisions made for prior years tax examinations. The corporation's consolidated effective income tax rate was 40.1% for 1992 and 1991.

Effective January 1, 1993, the corporation adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The cumulative effect of this change in accounting for income taxes determined as of January 1, 1993 was immaterial to the consolidated statements of earnings. Effective January 1, 1993, the corporation adopted Statement of Financial Accounting Standards No. 106 concerning rules for certain post-retirement benefits. Retirees are generally responsible for the cost of their post-retirement benefits, therefore, adoption of this statement did not result in any material adjustment to or disclosure in the consolidated financial statements. Effective January 1, 1993, the corporation also adopted Statement of Financial Accounting Standards No. 112 concerning accounting for certain post-employment benefits. Adoption of this statement did not result in any material adjustment to or disclosure in the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The corporation's cash flow from operations has generally been sufficient to finance a significant portion of its working capital and other capital requirements. During 1993, however, investments of cash from operations into the corporation's developing programs resulted in the need to supplement cash flow from operations with increased average bank borrowings.

During the third quarter of 1993, the corporation made an offer pursuant to which holders of its 6% convertible subordinated debentures might exchange them for the corporation's newly created Series 2 Preferred Stock. The purpose of the offer was to increase the corporation's equity capital while reducing its indebtedness. On October 22, 1993 the corporation exchanged $61.8 million of debentures (66.73% of the amount actually tendered) for $57.2 million of preferred stock (285,837 shares of preferred stock represented by 1,143,348 depositary shares). The preferred stock is convertible to Class A common stock at a price of $12.56 per share and has a 6.5% cumulative dividend rate. The corporation recorded a net gain of $3 million as a result of the exchange. While the transaction was favorable to the corporation from a debt to equity standpoint, it resulted in further dilution of outstanding common stock in the event of conversion of the preferred stock and some dilution of the earnings that would otherwise be available for common shareholders.

For general borrowing purposes, the corporation has revolving credit agreements involving several banks located in the U.S., Canada and Europe. These agreements currently provide unsecured lines of credit totaling $145 million and contain various covenants, including working capital and tangible net worth requirements. Eighty million dollars of the total revolving credit commitment is scheduled to end in January, 1996 with the balance expiring in September, 1996, at which time borrowings may be converted to term loans. There were no borrowings under these agreements during 1993 or 1992.

The corporation also maintains other short-term credit arrangements with various banks. As of December 31, 1993, these bank borrowings were at $31.2 million. Average bank borrowings against these short-term arrangements were approximately $43.2 million in 1993 compared to $16.7 million for 1992.

The corporation began a stock repurchase program in 1987, predominantly for the purpose of meeting the needs of its Employees Stock Purchase Plan and Stock Incentive Plan; the program was renewed in early 1992 authorizing the purchase of up to 700,000 of the company's Class A shares. Through December 31, 1993, 653,000 shares had been repurchased under the renewed program.

The corporation believes that its cash flow from operations and available unused bank lines of credit under its revolving credit agreements will be sufficient to finance its working capital and other capital requirements for the foreseeable future.

SELECTED QUARTERLY FINANCIAL DATA
- ---------------------------------

(In thousands except per share amounts)
                    First    Second     Third     Fourth    Total
                  Quarter   Quarter   Quarter    Quarter     Year
- ------------------------------------------------------------------
Net sales:
  1993           $197,598  $194,553  $202,488   $197,871  $792,510
  1992            205,049   187,882   189,266    200,653   782,850
Gross profit:
  1993           $ 53,301  $ 52,128  $ 48,845   $ 49,999  $204,273
  1992             50,346    49,903    50,370     48,593   199,212
Net earnings(loss):
  1993           $  4,012  $  4,779  $(42,499)  $  4,913  $(28,795)
  1992              3,904     4,761     4,527      4,184    17,376
Per common share
  - primary:
  1993               $.22      $.26    $(2.36)      $.23    $(1.63)
  1992                .21       .26       .25        .23       .95
Per common share
  - fully diluted:
  1993               $.22      $.25    $(2.36)      $.23    $(1.63)
  1992                .21       .25       .24        .23       .93

==================================================================

Gross profit for 1993 excludes the effect of restructuring and other costs.

The conversion of the convertible subordinated debentures (and to the extent applicable the Series 2 preferred stock) along with the exercise of the stock options were not assumed in the net loss per common share - primary and fully diluted calculations for the third quarter of and year 1993 because they had an anti-dilutive effect. As a result, the quarterly per common share amounts when added together do not equal the total for the year 1993.

CONSOLIDATED BALANCE SHEETS
Kaman Corporation and Subsidiaries
December 31, 1993 and 1992
(In thousands except share and per share amounts)

                                                           1993      1992
- -------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                             $  3,845  $  2,455
  Accounts receivable                                    165,615   178,673
  Inventories                                            130,451   140,796
  Other current assets                                    16,690    12,657
- --------------------------------------------------------------------------
    Total current assets                                 316,601   334,581
- --------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, NET                        81,711    73,262
GOODWILL, NET                                             29,438    30,706
OTHER ASSETS                                              12,446     4,896
- --------------------------------------------------------------------------
                                                        $440,196  $443,445
==========================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                                         $ 31,161  $  7,668
  Current portion of long-term debt                          704       763
  Accounts payable-trade                                  51,246    59,309
  Accrued salaries and wages                               6,338     6,254
  Accrued vacations                                        6,454     6,297
  Accrued restructuring and other costs                   32,500       ---
  Other accruals and payables                             35,023    38,137
  Income taxes payable                                     3,339     3,587
- --------------------------------------------------------------------------
    Total current liabilities                            166,765   122,015
- --------------------------------------------------------------------------














DEFERRED CREDITS                                           7,141    11,006
LONG-TERM DEBT, EXCLUDING CURRENT PORTION                 37,977   100,889
SHAREHOLDERS  EQUITY:
  Capital stock, $1 par value per share:
    Preferred stock, authorized 700,000 shares:
      Series 2 preferred stock, 6 1/2% cumulative
      convertible
        (stated at liquidation preference
        of $200 per share)
        authorized 500,000 shares, issued
        285,837 shares in 1993                            57,167       ---
    Common stock:
      Class A, authorized 48,500,000 shares,
        nonvoting; $.10 per common share
        dividend preference; issued 17,600,381
        shares in 1993 and 1992                           17,600    17,600
      Class B, authorized 1,500,000 shares, voting;
        issued 667,814 shares in 1993 and 1992               668       668
  Additional paid-in capital                              18,459    19,343
  Retained earnings                                      137,490   174,607
  Unamortized restricted stock awards                       (968)   (1,008)
  Equity adjustment from foreign currency translation       (158)       52
- --------------------------------------------------------------------------
                                                         230,258   211,262
  Less 174,407 shares and 171,883 shares of
    Class A common stock in 1993 and 1992,
    respectively, held in treasury, at cost               (1,945)   (1,727)
- --------------------------------------------------------------------------
      Total shareholders' equity                         228,313   209,535
- --------------------------------------------------------------------------
                                                        $440,196  $443,445
==========================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS
Kaman Corporation and Subsidiaries
Years ended December 31, 1993, 1992 and 1991
(In thousands except per share amounts)

                                                  1993      1992      1991
- --------------------------------------------------------------------------
REVENUES:
  Net sales                                   $792,510  $782,850  $778,469
  Other                                          1,582     1,882     1,888
- --------------------------------------------------------------------------
                                               794,092   784,732   780,357
- --------------------------------------------------------------------------
COSTS AND EXPENSES:
  Cost of sales                                588,237   583,638   582,641
  Selling, general and administrative expense  173,581   164,603   160,824
  Interest expense                               6,976     7,086     8,191
  Restructuring and other costs                 69,500       ---       ---
  Other expense (income)                        (3,728)      401       359
- --------------------------------------------------------------------------
                                               834,566   755,728   752,015
- --------------------------------------------------------------------------
EARNINGS (LOSS) BEFORE INCOME TAXES            (40,474)   29,004    28,342
INCOME TAXES (BENEFIT)                         (11,679)   11,628    11,375
- --------------------------------------------------------------------------
NET EARNINGS (LOSS)                           $(28,795) $ 17,376  $ 16,967
==========================================================================
PREFERRED STOCK DIVIDEND REQUIREMENT          $   (702) $    ---  $    ---
==========================================================================
EARNINGS (LOSS) APPLICABLE TO COMMON STOCK    $(29,497) $ 17,376  $ 16,967
==========================================================================

PER SHARE:
  Net earnings (loss) per common share:
    Primary                                   $  (1.63) $    .95  $    .93
    Fully diluted                                (1.63)      .93       .91

  Dividends declared:
    Series 2 preferred stock                      1.37        --        --
    Common stock                                   .44       .44       .44
==========================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Kaman Corporation and Subsidiaries
Years ended December 31, 1993, 1992 and 1991
(In thousands except share amounts)

                                                  1993      1992      1991
- --------------------------------------------------------------------------
SERIES 2 PREFERRED STOCK:
  Balance beginning of year                    $   ---   $   ---   $   ---
  Shares issued                                 57,167       ---       ---
- --------------------------------------------------------------------------
  Balance end of year                           57,167       ---       ---
- --------------------------------------------------------------------------
CLASS A COMMON STOCK:
  Balance beginning of year                     17,600    17,600    17,581
  Shares (19,353) issued under
    acquisition agreement                          ---       ---        19
- --------------------------------------------------------------------------
  Balance end of year                           17,600    17,600    17,600
- --------------------------------------------------------------------------
CLASS B COMMON STOCK                               668       668       668
- --------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL:
  Balance beginning of year                     19,343    19,686    19,846
  Employee stock plans                            (409)     (329)     (298)
  Restricted stock awards                          (75)      (14)      (16)
  Expenses relating to issuance
    of preferred stock                            (400)      ---       ---
  Shares issued under acquisition agreement        ---       ---       154
- --------------------------------------------------------------------------
  Balance end of year                           18,459    19,343    19,686
- --------------------------------------------------------------------------
RETAINED EARNINGS:
  Balance beginning of year                    174,607   165,218   156,278
  Net earnings (loss)                          (28,795)   17,376    16,967
  Dividends declared:
    Preferred stock                               (392)      ---       ---
    Common stock                                (7,930)   (7,987)   (8,027)
- --------------------------------------------------------------------------
  Balance end of year                          137,490   174,607   165,218
- --------------------------------------------------------------------------
UNAMORTIZED RESTRICTED STOCK AWARDS:
  Balance beginning of year                     (1,008)   (1,003)     (996)
  Stock awards issued                             (323)     (356)     (316)
  Amortization of stock awards                     363       351       309
- --------------------------------------------------------------------------
  Balance end of year                             (968)   (1,008)   (1,003)
- --------------------------------------------------------------------------


EQUITY ADJUSTMENT FROM FOREIGN
CURRENCY TRANSLATION:
  Balance beginning of year                         52        33        18
  Translation adjustment                          (210)       19        15
- --------------------------------------------------------------------------
  Balance end of year                             (158)       52        33
- --------------------------------------------------------------------------
TREASURY STOCK:
  Balance beginning of year                     (1,727)      (52)     (291)
  Shares acquired in 1993 315,961;
    1992 444,280; 1991 266,258                  (3,520)   (4,382)   (2,329)
  Shares reissued under various stock plans      3,302     2,707     2,568
- --------------------------------------------------------------------------
  Balance end of year                           (1,945)   (1,727)      (52)
- --------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                    $228,313  $209,535  $202,150
==========================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Kaman Corporation and Subsidiaries
Years ended December 31, 1993, 1992 and 1991
(In thousands)

                                                1993       1992       1991
- --------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                       $(28,795)  $ 17,376  $  16,967
  Adjustments to reconcile net earnings
   (loss) to cash provided by (used in)
   operating activities:
      Depreciation and amortization           13,456     13,373     13,603
      Net gain on exchange of debentures      (3,037)       ---        ---
      Restructuring and other costs           69,500        ---        ---
      Deferred income taxes                  (19,679)    (4,500)    (3,535)
      Other, net                                 937      1,009        (85)
      Changes in current assets and
        liabilities:
        Accounts receivable                   13,058     (8,304)    19,361
        Inventories                          (22,155)    (8,388)    (2,249)
        Other current assets                    (229)      (638)         4
        Accounts payable trade                (8,063)     7,934      2,498
        Accrued expenses and payables         (7,614)    (4,398)     4,905
        Income taxes payable                    (248)       622       (464)
- --------------------------------------------------------------------------
          Cash provided by (used in)
            operating activities               7,131     14,086     51,005
- --------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property,
    plant and equipment and other assets       1,014        515        242
  Expenditures for property, plant
    and equipment                            (20,428)   (10,562)    (8,577)
  Other, net                                     689       (299)      (468)
- --------------------------------------------------------------------------
      Cash provided by (used in)
        investing activities                 (18,725)   (10,346)    (8,803)
- --------------------------------------------------------------------------











CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in notes payable                    23,493      7,331    (12,982)
  Changes in current portion of
    long-term debt                               (59)      (390)       249
  Reduction of long-term debt                 (1,108)    (1,164)   (21,154)
  Proceeds from exercise of employee
    stock plans                                2,500      2,008      1,938
  Purchases of treasury stock                 (3,520)    (4,382)    (2,329)
  Dividends paid Series 2 preferred stock       (392)       ---        ---
  Dividends paid common stock                 (7,930)    (7,987)    (8,027)
  Other, net                                     ---        ---        159
- --------------------------------------------------------------------------
      Cash provided by (used in)
        financing activities                  12,984     (4,584)   (42,146)
- --------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                         1,390       (844)        56
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                            2,455      3,299      3,243
- --------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR    $  3,845   $  2,455   $  3,299
==========================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
   On October 22, 1993, the corporation exchanged $61,804 of its 6% convertible subordinated debentures for $57,167 of its new Series 2 preferred stock.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Kaman Corporation and Subsidiaries
December 31, 1993, 1992 and 1991
(In thousands except share and per share amounts)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the parent corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

Excess funds are invested in cash equivalents which consist of highly liquid investments with original maturities of three months or less.

LONG-TERM CONTRACTS-REVENUE RECOGNITION

Certain sales are made under fixed price and cost reimbursement type contracts. Estimated profits under such contracts are recorded concurrently with costs incurred thereon on the basis of percentage of completion. Any anticipated total contract losses are charged to operations during the period the loss is first indicated. Profits and losses accrued include the cumulative effect of changes in prior periods' price and cost estimates.

INVENTORIES

Inventory of merchandise for resale and parts are stated at cost (using the average costing method) or market, whichever is lower. Contracts and work in process are valued at production cost represented by material, labor and overhead, including general and administrative expenses where applicable. Contracts and work in process are not recorded in excess of net realizable values.

PROPERTY, PLANT AND EQUIPMENT

Depreciation of property, plant and equipment is computed primarily on a straight-line basis over the estimated useful lives of the assets. At the time of retirement or disposal, the acquisition cost of the asset and related accumulated depreciation are eliminated and any gain or loss is credited or charged against income.

Maintenance and repair items are charged against income as incurred, whereas renewals and betterments are capitalized and depreciated.

GOODWILL

Amortization of goodwill is calculated on a straight-line method over its estimated useful life but not in excess of forty years. Such amortization amounted to $1,268 in 1993, $1,265 in 1992 and $1,261 in 1991. Accumulated amortization amounted to $9,998 at December 31, 1993.

RESEARCH AND DEVELOPMENT

Research and development costs not specifically covered by contracts are charged against income as incurred. Such costs amounted to $18,350 in 1993, $17,778 in 1992 and $13,995 in 1991.

INCOME TAXES

The corporation adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes, effective January 1, 1993. Under the asset and liability method prescribed by SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates expected to apply in the years in which temporary differences are expected to be recovered or settled. Prior to adopting SFAS 109, deferred income taxes were recorded for differences in the recognition of items of income and expense for financial and tax reporting purposes using the tax rates applicable in the year of the calculation.

RESTRUCTURING AND OTHER COSTS

The corporation recorded a pre-tax charge of $69,500 in the third quarter of 1993 which resulted in a net loss of $28,800 for the year.

The third quarter charge reflects restructuring and other non-recurring costs which the corporation has incurred or expects to incur in the next 24 months as it develops defense conversion initiatives and downsizes the defense and commercial aircraft manufacturing business of the Diversified Technologies segment. About half of the charge is attributable to personnel and facility reductions, contract close out and related expenses associated with downsizing; the balance relates to the write-off of costs incurred for development, retooling and start-up for defense conversion initiatives, notably the K-MAX "aerial truck" commercial helicopter.

EXCHANGE OF CONVERTIBLE SUBORDINATED DEBENTURES

On October 22, 1993, pursuant to an exchange offer to all debentureholders, the corporation exchanged $61,804 of its 6% convertible subordinated debentures for $57,167 of its new 6 1/2% cumulative convertible Series 2 preferred stock (convertible into Class A common stock at $12.56 per share). The pre-tax gain on the exchange of the debentures was $3,037 net of expenses of approximately $1,600. Additional issuance expenses of $400 were charged directly to additional paid-in capital.

ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                    December 31,
                                                  1993        1992
- ------------------------------------------------------------------
Trade receivables, net of allowance
     for doubtful accounts of $1,576 in
     1993, $1,234 in 1992                     $ 57,568    $ 51,107
U.S. Government contracts:
   Billed                                       42,235      45,108
   Recoverable costs and accrued
     profit-not billed                          34,072      35,805
Commercial contracts:
   Billed                                       11,781      10,924
   Recoverable costs and accrued
     profit-not billed                          19,959      35,729
- ------------------------------------------------------------------
     Total                                    $165,615    $178,673
==================================================================

Recoverable costs and accrued profit-not billed represent costs incurred on contracts, including contract retentions, which will become billable upon future deliveries or completion of engineering and service type contracts. Management estimates that approximately $6,500 of such costs and accrued profits at December 31, 1993 will be collected after one year.

INVENTORIES

Inventories are comprised as follows:
                                                      December 31,
                                                    1993        1992
- --------------------------------------------------------------------
Merchandise for resale                          $ 91,495    $ 87,916
Contracts in process:
  U.S. Government                                  9,122      15,890
  Commercial                                       5,356      19,365
Other work in process (including
  certain general stock material
  and parts)                                      24,478      17,625
- --------------------------------------------------------------------
  Total                                         $130,451    $140,796
====================================================================

Progress payments of approximately $7,100 and $8,500 were netted against contracts in process at December 31, 1993 and 1992, respectively.

The aggregate amounts of general and administrative costs allocated to inventories during 1993, 1992 and 1991 were $57,654, $54,277 and $56,044, respectively. The estimated amounts of general and administrative costs remaining in inventories at December 31, 1993 and 1992 amount to $5,141 and $8,915, respectively, and are based on the ratio of such allocated costs to total costs incurred.

PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are recorded at cost and
summarized as follows:
                                                  December 31,
                                                1993       1992
- ---------------------------------------------------------------
Land                                        $  8,744   $  8,634
Buildings                                     55,047     46,617
Leasehold improvements                        13,214     13,962
Machinery, office furniture and
  equipment                                   98,765     87,884
- ---------------------------------------------------------------
  Total                                      175,770    157,097
Less accumulated depreciation
  and amortization                            94,059     83,835
- ---------------------------------------------------------------
  Property, plant and equipment, net        $ 81,711   $ 73,262
===============================================================

CREDIT ARRANGEMENTS -
SHORT-TERM BORROWINGS AND LONG-TERM DEBT

SHORT-TERM BORROWINGS

The corporation has arrangements with several banks to borrow funds on a short-term basis with interest at current market rates. There were borrowings of $31,161 outstanding under these arrangements at December 31, 1993.

LONG-TERM DEBT

The corporation has long-term debt as follows:

                                                   December 31,
                                                1993          1992
- ------------------------------------------------------------------
Unsecured notes:
  Revolving credit/term loan
    agreements                                 $   ---    $    ---
  Convertible subordinated
    debentures                                  33,191      94,995
Other obligations                                5,490       6,657
- ------------------------------------------------------------------
  Total                                         38,681     101,652
Less current portion                               704         763
- ------------------------------------------------------------------
  Total excluding current portion              $37,977    $100,889
==================================================================

REVOLVING CREDIT/TERM LOAN AGREEMENTS

The corporation has two revolving credit/term loan agreements involving several domestic and foreign lenders, with an aggregate maximum commitment of $145,000. Interest under both agreements is payable at various market rates. With respect to $80,000 of the total commitment, the revolving credit period ends on January 2, 1996 whereupon outstanding borrowings may be converted to a term loan, payable in twelve equal quarterly installments. As to the balance of the commitment, the revolving credit period ends on September 30, 1996 at which time outstanding borrowings may be converted to a term loan payable in sixteen equal quarterly installments.

CONVERTIBLE SUBORDINATED DEBENTURES

The corporation issued $95,000 of its 6% convertible subordinated debentures during 1987. The debentures are convertible into shares of the Class A common stock of Kaman Corporation at any time on or before March 15, 2012 at a conversion price of $23.36 per share at the option of the holder unless previously redeemed by the corporation. Pursuant to a sinking fund requirement beginning March 15, 1997, the corporation will redeem 5% of the outstanding principal amount of the debentures annually. The debentures are subordinated to the claims of senior debt holders and general creditors. The corporation exchanged $61,804 of these debentures for its new Series 2 preferred stock on October 22, 1993. The remaining debentures have a fair value of $28,200 at December 31, 1993 based upon current market prices.

OTHER OBLIGATIONS

These obligations consist primarily of notes issued by the corporation to industrial and economic development authorities in connection with the issuance of their bonds in similar amounts. The proceeds were used by the corporation to finance certain of its building construction within the regions of the authorities. These obligations are secured by mortgages and generally have interest rates and payment terms more favorable than conventional financing.

LONG-TERM DEBT ANNUAL MATURITIES

The aggregate amounts of annual maturities of long-term debt for each of the next five years are approximately as follows:

1994                  $  704
1995                     682
1996                     686
1997                   2,350
1998                   2,329

RESTRICTIVE COVENANTS

The most restrictive of the covenants contained in the loan agreements require the corporation to have operating income, as defined, at least equal to 250% of interest expense, consolidated current assets at least equal to 160% of consolidated current liabilities and consolidated net worth at least equal to $175,600 at December 31, 1993.

INTEREST PAYMENTS

Cash payments for interest were $8,092, $7,103 and $8,607 for 1993, 1992 and 1991, respectively.

INCOME TAXES

The corporation adopted Statement of Financial Accounting
Standards No. 109, Accounting for Income Taxes, effective
January 1, 1993. The cumulative effect of this change in accounting for income taxes determined as of January 1, 1993 was immaterial to the consolidated statements of earnings.

The components of income taxes are as follows:

                                   1993      1992      1991
- -----------------------------------------------------------
Current:
  Federal                      $  6,250   $12,401   $11,290
  State                           1,750     3,727     3,620
- -----------------------------------------------------------
                                  8,000    16,128    14,910
- -----------------------------------------------------------
Deferred:
  Federal                       (17,929)   (3,500)   (2,665)
  State                          (1,750)   (1,000)     (870)
- -----------------------------------------------------------
                                (19,679)   (4,500)   (3,535)
- -----------------------------------------------------------
  Total                        $(11,679)  $11,628   $11,375
===========================================================




Deferred income taxes are recorded for differences in the recognition of certain items of income and expense for financial and tax reporting purposes. The sources of these differences and the tax effect of each are as follows:

                                   1993      1992      1991
- -----------------------------------------------------------
Depreciation and
  amortization                 $ (1,402)  $(1,328)  $   530
Long-term contracts               2,619    (2,742)   (4,122)
Restructuring and other
  costs                         (20,650)      ---       ---
Inventory                         1,304       250     1,295
Deferred employee
  benefits                       (1,698)     (169)     (578)
Other items                         148      (511)     (660)
- -----------------------------------------------------------
  Total                        $(19,679)  $(4,500)  $(3,535)
===========================================================

The components of the deferred tax assets and deferred tax liabilities as of December 31, 1993 are presented below:

Deferred tax assets:
  Long-term contracts                            $   1,739
  Deferred employee benefits                         6,258
  Restructuring and other costs                     20,650
  Accrued liabilities and other items                5,378
- ----------------------------------------------------------
    Total deferred tax assets                       34,025
- ----------------------------------------------------------
Deferred tax liabilities:
  Depreciation and amortization                     (8,638)
  Inventory                                         (1,297)
  Other items                                       (2,661)
- ----------------------------------------------------------
    Total deferred tax liabilities                 (12,596)
- ----------------------------------------------------------
    Net deferred tax asset                        $ 21,429
==========================================================

No valuation allowance has been recorded because the corporation believes that these deferred tax assets will, more likely than not, be realized. This determination is based largely upon the corporation's historical earnings trend as well as its ability to carry back reversing items within three years to offset taxes paid. In addition, the corporation has the ability to offset deferred tax assets against deferred tax liabilities created for such items as depreciation and amortization.

The provisions for federal income taxes approximate the amounts computed by applying the U.S. federal income tax rate to earnings
(loss) before income taxes after giving effect to state income taxes. The federal tax benefit in 1993 has been reduced $1,800 to provide for prior years' tax examinations. Cash payments for income taxes were $7,988, $15,708 and $15,580 in 1993, 1992 and
1991, respectively.

PENSION PLAN

The corporation has a non-contributory defined benefit pension plan covering all of its full-time employees. Benefits under this plan are based upon an employee's years of service and compensation levels during employment and there is an offset provision for social security benefits. It is the corporation's policy to fund pension costs accrued. Plan assets are invested in a diversified portfolio consisting of equity and fixed income securities (including $7,721 of Class A common stock of Kaman Corporation at December 31, 1993).

The pension plan costs were computed using the projected unit credit actuarial cost method and include the following components:

                                   1993        1992       1991
- --------------------------------------------------------------
Service cost for
  benefits earned
  during the year              $  8,661    $  8,249   $  8,318
Interest cost on
  projected benefit
  obligation                     15,900      14,747     13,235
Actual return on plan
  assets                        (21,498)    (13,991)   (35,990)
Net amortization and
  deferral                        2,200      (3,929)    19,262
- --------------------------------------------------------------
Net pension cost               $  5,263    $  5,076   $  4,825
==============================================================

The funded status of the pension plan is as follows:

                                                     December 31,
                                                  1993          1992
- --------------------------------------------------------------------
Actuarial present value of
  accumulated benefit obligation:
  Vested benefits                             $192,753      $163,844
  Non-vested benefits                            2,572         2,653
- --------------------------------------------------------------------
    Total                                     $195,325      $166,497
====================================================================
Actuarial present value of projected
  benefit obligation                          $224,870      $193,008
Plan assets at fair value                      228,439       210,596
- --------------------------------------------------------------------
Excess of assets over projected
  benefit obligation                             3,569        17,588
Unrecognized prior service cost                    350           399
Unrecognized net loss (gain)                     9,466        (2,589)
Unrecognized net transition asset              (14,829)      (16,683)
- --------------------------------------------------------------------
Accrued pension cost                          $  1,444      $  1,285
====================================================================

The actuarial assumptions used in determining the funded status of the pension plan are as follows:

                                                   December 31,
                                                1993          1992
- ------------------------------------------------------------------
Discount rate                                   7 1/2%      8 1/2%
Average rate of increase in
  compensation levels                           4 1/2%      5 1/2%
==================================================================

The expected long-term rates of return on plan assets used to compute the net periodic pension costs were 9 1/4% for 1993 and 9 1/2% for 1992.

COMMITMENTS AND CONTINGENCIES

Rent commitments under various leases for office space, warehouse, land and buildings expire at varying dates from January 1994 to December 2012. Certain annual rentals are subject to renegotiation, with certain leases renewable for varying periods. Lease periods for machinery and equipment vary from 1 to 7 years.

Substantially all real estate taxes, insurance and maintenance expenses are obligations of the corporation. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

The following future minimum rental payments are required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1993:

1994                            $10,142
1995                              6,225
1996                              3,987
1997                              2,780
1998                              1,787
Later years                       4,446
- ---------------------------------------
Total                           $29,367
=======================================

Lease expense for all operating leases, including leases with terms of less than one year, amounted to $15,172, $15,221 and $15,650 for 1993, 1992 and 1991, respectively.

From time to time, the corporation is subject to various claims and suits arising out of the ordinary course of business, including commercial, employment and environmental matters. While the ultimate result of all such matters is not presently determinable, based upon its current knowledge, management does not expect that their resolution will have a material adverse effect on the corporation's consolidated financial position.

COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE

The primary earnings (loss) per common share computation is based on the weighted average number of shares of common stock outstanding in 1993, 1992 and 1991 and includes the common stock equivalency of options granted to employees under the stock incentive plan. The fully diluted earnings per share computation also assumes that the 6% convertible subordinated debentures were converted at their date of issuance with the resultant reduction in interest costs net of tax and the additional dilutive effect of the stock options.

Subsequent to the exchange of debentures for Series 2 preferred stock on October 22, 1993, the corporation added the preferred stock dividend requirement of $702 for the balance of 1993 to its net loss to arrive at net loss applicable to common stock to calculate its loss per common share-primary for 1993. In addition, in order to determine the fully diluted loss per common share, it is assumed that the Series 2 preferred stock would be converted into Class A common stock from its date of issuance and the preferred stock dividend requirement eliminated.

Due to the net loss during 1993, however, the dilutive effect from conversion of the outstanding 6% convertible subordinated debentures and the Series 2 preferred stock is anti-dilutive and accordingly not included in the computation.

EMPLOYEES STOCK PURCHASE PLAN

The Kaman Corporation Employees Stock Purchase Plan allows employees to purchase Class A common stock of the corporation, through payroll deductions, at 85% of the market value of shares at the time of purchase. The plan provides for the grant of rights to employees to purchase a maximum of 1,500,000 shares of Class A common stock of the corporation commencing July 1, 1989. There are no charges or credits to income in connection with the plan. During 1993, 241,808 shares were issued to employees at prices ranging from $7.86 to $9.78 per share. During 1992, 226,296 shares were issued to employees at prices ranging from $7.33 to $8.82 per share. During 1991, 252,837 shares were issued to employees at prices ranging from $6.59 to $8.08 per share.

Effective November 1, 1993, the maximum number of shares available for issuance under the Plan was replenished to 1,500,000 shares, subject to shareholder approval at the 1994 annual meeting of shareholders. At December 31, 1993, there were approximately 1,457,000 shares available for offering under the plan.

STOCK INCENTIVE PLAN

On September 20, 1993, the corporation adopted the 1993 Stock Incentive Plan--to be effective November 1, 1993 and subject to shareholder approval at the 1994 annual meeting of shareholders. The 1993 Plan includes a continuation and extension of the stock incentive program of the corporation set forth in the 1983 Stock Incentive Plan which terminated on October 31, 1993.

The 1993 Plan provides for the grant of non-statutory stock options, incentive stock options, restricted stock awards and stock appreciation rights primarily to officers and other key employees. The corporation has designated 962,199 shares of its Class A common stock for this plan, including 2,199 shares previously reserved under the 1983 plan.

Stock options are generally granted at prices not less than the fair market value at the date of grant. Options granted under the plan generally expire ten years from the date of grant and are exercisable on a cumulative basis with respect to 20% of the optioned shares on each of the five anniversaries from the date of grant. Restricted stock awards are generally granted with restrictions that lapse at the rate of 20% per year and are amortized accordingly. These awards are subject to forfeiture if a recipient separates from service with the corporation. Stock appreciation rights generally expire ten years from the date of grant and are exercisable on a cumulative basis with respect to 20% of the rights on each of the five anniversaries from the date of grant.

At December 31, 1993, there were outstanding options issued under the plan for the purchase of 807,893 shares at prices ranging from $7.50 to $13.83 per share. As of that date options covering 463,363 shares were exercisable at $7.50 to $13.83 per share. Options for 37,929, 16,550 and 11,960 shares were exercised during 1993, 1992 and 1991, respectively, at prices ranging from $3.98 to $9.48 per share. Restricted stock awards were made for 34,000 shares at $9.50 per share in 1993, 36,000 shares at $9.88 per share in 1992 and 39,500 shares at $8.00 per share in 1991. At December 31, 1993, there were 115,900 shares remaining subject to restrictions pursuant to these awards. No stock appreciation rights have been issued under the plan.

SEGMENT INFORMATION

The corporation serves government, industrial and commercial markets through two industry segments Diversified Technologies and Distribution.

Through its diversified technologies operations, the corporation provides a range of technical professional services involving either advanced information technologies or high technology science and engineering to government and industrial customers; advanced technology products such as electromagnetic motors, safety and fusing systems; memory systems, sliding bearings, and non-contact measuring systems for military and industrial customers; commercial airframe subcontracting programs, and manufacturing work along with spare parts and logistics for the SH-2 helicopter for the U.S. Navy. Additionally, the development of the K-MAX helicopter, which represents a significant new commercial effort for the corporation, is included in the Diversified Technologies segment. The Diversified Technologies' segment operating loss for 1993 includes the impact of the $69,500 charge for restructuring and other costs accrued in the third quarter to address various downsizing and product conversion efforts.

Through its distribution operations, the corporation supplies nearly every sector of industry with industrial replacement parts (including bearings, power transmission equipment, fluid power, linear motion, and materials handling items) as well as industrial engineering and systems services. Operations are conducted from approximately 150 service centers located in 28 states and British Columbia, Canada. Our music operations manufacture and distribute musical instruments and accessories in the United States and abroad through both domestic and U.K. based offices.

Summarized financial information by business segment is as follows:

                                   1993        1992       1991
- --------------------------------------------------------------
Net sales:
  Diversified Technologies      $341,621   $359,432   $377,738
  Distribution                   450,889    423,418    400,731
- --------------------------------------------------------------
                                $792,510   $782,850   $778,469
==============================================================
Operating profit (loss):
  Diversified Technologies      $(41,346)  $ 31,009   $ 33,320
  Distribution                    16,521     15,205     12,770
- --------------------------------------------------------------
                                 (24,825)    46,214     46,090
Interest, corporate and
  other income/expense, net       15,649     17,210     17,748
- --------------------------------------------------------------
Earnings (loss) before
  income taxes                  $(40,474)  $ 29,004   $ 28,342
==============================================================
Identifiable assets:
  Diversified Technologies      $252,450   $268,353   $257,216
  Distribution                   177,608    165,623    153,040
  Corporate                       10,138      9,469     11,610
- --------------------------------------------------------------
                                $440,196   $443,445   $421,866
==============================================================
Capital expenditures:
  Diversified Technologies      $ 13,678   $  6,698   $  6,717
  Distribution                     6,207      3,578      1,667
  Corporate                          543        286        193
- --------------------------------------------------------------
                                 $20,428   $ 10,562   $  8,577
==============================================================
Depreciation and amortization:
  Diversified Technologies      $  9,439   $  8,998   $  9,234
  Distribution                     3,197      3,616      3,641
  Corporate                          820        759        728
- --------------------------------------------------------------
                                 $13,456   $ 13,373   $ 13,603
==============================================================

Operating profit (loss) is total revenues less cost of sales and selling, general and administrative expense (including restructuring and other costs in 1993) other than general corporate expense.

Identifiable assets are year-end assets at their respective net carrying value segregated as to industry segment and corporate use. Corporate assets are principally cash and cash equivalents and net property, plant and equipment.


Net sales by the Diversified Technologies segment made under contracts with U.S. Government agencies account for $279,530 in 1993, $260,823 in 1992 and $298,482 in 1991.

REPORT OF INDEPENDENT AUDITORS




KPMG Peat Marwick
Certified Public Accountants
CityPlace II
Hartford, Connecticut 06103

The Board of Directors and Shareholders
Kaman Corporation:

Under date of January 27, 1994, we reported on the consolidated balance sheets of Kaman Corporation and subsidiaries as of December 31, 1993 and 1992 and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for 1993. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG Peat Marwick



Hartford, Connecticut
January 27, 1994

SELECTED FINANCIAL DATA
- -----------------------
Kaman Corporation and Subsidiaries
(In thousands except per share amounts, shareholders and employees)

                                 1993      1992      1991      1990      1989
- -----------------------------------------------------------------------------
OPERATIONS:
  Revenues                   $794,092  $784,732  $780,357  $826,583  $801,830
  Cost of sales               588,237   583,638   582,641   623,042   624,323
  Selling, general and
    administrative expense    173,581   164,603   160,824   159,775   148,214
  Restructuring and other
    costs                      69,500       ---       ---       ---       ---
  Operating income (loss)     (37,226)   36,491    36,892    43,766    29,293
  Interest expense              6,976     7,086     8,191    11,268    12,101
  Other expense (income)       (3,728)      401       359      (280)      585
  Earnings (loss) before
    income taxes              (40,474)   29,004    28,342    32,778    16,607
  Income taxes (benefit)      (11,679)   11,628    11,375    13,553     7,885
  Net earnings (loss)         (28,795)   17,376    16,967    19,225     8,722

FINANCIAL POSITION:
  Current assets             $316,601  $334,581  $309,970  $327,030  $319,473
  Current liabilities         166,765   122,015   110,916   116,710   118,605
  Working capital             149,836   212,566   199,054   210,320   200,868
  Property, plant and
    equipment, net             81,711    73,262    75,233    79,128    82,925
  Total assets                440,196   443,445   421,866   443,739   441,120
  Long-term debt               37,977   100,889   102,053   123,207   130,647
  Shareholders' equity        228,313   209,535   202,150   193,104   182,496

PER SHARE AMOUNTS:
  Net earnings (loss) per
    common share - primary     $(1.63)     $.95      $.93     $1.06     $.48
  Net earnings (loss) per
    common share - fully
    diluted                     (1.63)      .93       .91      1.01      .48
  Dividends declared - Series 2
    preferred stock              1.37       ---       ---      ----      ---
  Dividends declared - common
    stock                         .440      .440      .440      .440     .440
  Shareholders' equity -
    common stock                 9.46     11.58     11.07     10.61    10.03
  Market price range           12 1/8    10 3/4     9 5/8     9 1/2    14 7/8
                                8 5/8     7 7/8     7 3/8     6 1/4     7 5/8
GENERAL STATISTICS:
  Shareholders                  6,920     6,994     7,139     6,809     6,439
  Employees                     5,363     5,424     5,544     6,085     6,424

                             EXHIBIT 21

                          KAMAN CORPORATION

                             SUBSIDIARIES

Following is a list of the Corporation's subsidiaries, each of which is wholly owned by the Corporation either directly or through another subsidiary. Second-tier subsidiaries are listed under the name of the parent subsidiary.

Name                                         State of Incorporation
- -------------------------------------------------------------------
Registrant:  KAMAN CORPORATION                       Connecticut

Subsidiaries:

Kaman Diversified Technologies Corporation           Connecticut

  Kaman Aerospace Corporation                        Delaware
  Kamatics Corporation                               Connecticut
  Kaman Aerospace International Corporation          Connecticut
  Kaman X Corporation                                Connecticut
  Kaman Sciences Corporation                         Delaware
  Kaman Instrumentation Corporation                  Connecticut
  Kaman Electromagnetics Corporation                 Massachusetts
  Raymond Engineering Inc.                           Connecticut
  AirKaman of Jacksonville, Inc.                     Connecticut

Kaman Industrial Technologies Corporation            Connecticut

  Kaman Industrial Technologies, Ltd.                Canada

Kaman Music Corporation                              Connecticut

  KMI Europe, Inc.                                   Delaware
  Kaman U.K. Limited                                 Great Britain
  Trace Elliot Limited                               Great Britain

Advanced Energetic Materials Corporation of America*      Delaware

Advanced Energetic Materials Corporation of Europe*       France



* Fifty percent (50%) of voting stock owned by Kaman Corporation

                              EXHIBIT 23

                   CONSENT OF INDEPENDENT AUDITORS


KPMG Peat Marwick
Certified Public Accountants
CityPlace II
Hartford, Connecticut 06103


The Board of Directors and Shareholders
Kaman Corporation:

We consent to incorporation by reference in the Registration Statements (Nos. 33-51483 and 33-51485) on Form S-8 of Kaman Corporation of our reports dated January 27, 1994, relating to the consolidated balance sheets of Kaman Corporation and subsidiaries as of December 31, 1993 and 1992 and the related consolidated statements of earnings, changes in shareholders' equity and cash flows and related schedules for each of the years in the three-year period ended December 31, 1993 which reports appear or are incorporated by reference in the December 31, 1993 annual report on Form 10-K of Kaman Corporation.



/s/ KPMG Peat Marwick


Hartford, Connecticut
March 11, 1994

                              EXHIBIT 24

                          POWER OF ATTORNEY



  KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned does hereby appoint and constitute Charles H. Kaman and Harvey S. Levenson and each of them as his or her agent and attorney-in-fact to execute in his or her name, place and stead (whether on behalf of the undersigned individually or as an officer or director of Kaman Corporation or otherwise) the Annual Report on Form 10-K of Kaman Corporation respecting its fiscal year ended December 31, 1993 and any and all amendments thereto and to file such Form 10-K and any such amendment thereto with the Securities and Exchange Commission. Each of the said attorneys shall have the power to act hereunder with or without the other.

  IN WITNESS WHEREOF, the undersigned have executed this instrument this 11th day of March, 1994.





/s/Frank C. Carlucci                     /s/Hartzel Z. Lebed


/s/John A. DiBiaggio                     /s/Harvey S. Levenson


/s/Edythe J. Gaines                      /s/Walter H. Monteith, Jr.


/s/Huntington Hardisty                   /s/John S. Murtha


/s/Charles H. Kaman                      /s/Robert L. Newell


/s/C. William Kaman, II                  /s/Wanda L. Rogers