Form 10-Q
period 1994-03-31
KAMAN CORP
filed 1994-05-11
CIK 54381

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
- - --- SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994.
    ------------------
    OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
- - --- SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ______________


Commission File No. 0-1093


                         KAMAN CORPORATION
                    (Exact Name of Registrant)

      Connecticut                       06-0613548
(State of Incorporation)      (I.R.S. Employer Identification No.)

                         Blue Hills Avenue
                   Bloomfield, Connecticut 06002
             (Address of Principal Executive Offices)


Registrant's telephone number, including area code: (203) 243-7100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes x   No
                              ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1994:

                         Class A Common     17,513,994
                         Class B Common        667,814



                         Page 1 of 12 Pages

                     KAMAN CORPORATION AND SUBSIDIARIES
                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

             Condensed Consolidated Balance Sheets(In thousands)

                                            March 31,        December 31,
            Assets                            1994               1993
            ------                     -----------------   -----------------
Current assets:
  Cash and cash equivalents                     $  2,863            $  3,845
  Accounts receivable (net of
    allowance for doubtful
    accounts of $1,681 in
    1994, $1,576 in 1993)                        162,505             165,615
  Inventories:
    Raw materials                      $ 10,937            $ 10,715
    Work-in-process                      42,816              28,241
    Finished goods                        1,283               1,131
    Merchandise for resale               96,545  151,581     90,364  130,451
                                         ------              ------
  Other current assets                            16,851              16,690
                                                 -------             -------
    Total current assets                         333,800             316,601

Property, plant & equip., at cost       177,922             175,770
  Less accumulated depreciation
    and amortization                     96,841              94,059
                                         ------             -------
  Net property, plant & equipment                 81,081              81,711
Other assets                                      42,207              41,884
                                                 -------            --------
                                                $457,088            $440,196
                                                ========            ========

            Liabilities and Shareholders' Equity
            ------------------------------------
Current liabilities:
  Notes payable                                 $ 27,358            $ 31,865
  Accounts payable                                52,025              51,246
  Accrued liabilities                             30,984              28,586
  Other current liabilities                       71,194              55,068
                                                  ------             -------
    Total current liabilities                    181,561             166,765

Deferred credits                                   7,293               7,141
Long-term debt, excl. current portion             38,164              37,977

Shareholders' equity:
  Series 2 preferred stock             $ 57,167            $ 57,167
  Other shareholders' equity            172,903  230,070    171,146  228,313
                                       --------  -------   --------  -------
                                                $457,088            $440,196
                                                ========            ========

                                      - 2 -
PAGE

                     KAMAN CORPORATION AND SUBSIDIARIES

Item 1. Financial Statements, Continued:

               Condensed Consolidated Statements of Earnings
                  (In thousands except per share amounts)

                                                   For the Three Months
                                                      Ended March 31,
                                                   --------------------
                                                   1994            1993
                                                   ----            ----
Revenues                                        $ 197,980       $ 197,903

Costs and expenses:
  Cost of sales                                   145,629         144,297
  Selling, general and
    administrative expense                         44,238          44,966
  Interest expense                                    870           1,853
  Other expense                                       104              35
                                                 --------        --------
                                                  190,841         191,151
                                                 --------        --------
Earnings before
  income taxes                                      7,139           6,752

Income taxes                                        2,899           2,740
                                                 --------         -------
Net earnings                                    $   4,240       $   4,012
                                                 ========         =======
Preferred stock dividend
  requirement                                   $    (929)      $      -
                                                 ========         =======
Earnings applicable to
  common stock                                  $   3,311       $   4,012
                                                 ========         =======
Net earnings per common share:
  Primary                                       $     .18       $     .22
  Fully diluted                                 $     .18       $     .22
                                                 ========         =======
Dividends declared per share:
  Series 2 preferred stock                      $    3.25       $      -
  Common stock                                  $     .11       $     .11
                                                 ========         =======


                         KAMAN CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                     For the Three Months
                                                        Ended March 31,
                                                     -------------------
                                                        1994      1993
                                                     ---------  --------
Cash flows from operating activities:

  Net earnings                                     $   4,240    $ 4,012
  Depreciation and amortization                        3,138      3,353
  Changes in current assets and liabilities            1,122    (23,086)
  Other, net                                             240        163
                                                     --------   --------
    Cash provided by (used in) operating
      activities                                       8,740    (15,558)
                                                     --------   --------
Cash flows from investing activities:

  Expenditures for property, plant & equipment        (2,267)    (2,645)
  Other, net                                            (746)      (157)
                                                      -------   --------
    Cash provided by (used in) investing
      activities                                      (3,013)    (2,802)
                                                      -------   --------
Cash flows from financing activities:

  Additions(reductions)to notes payable               (4,507)    21,264
  Dividends paid                                      (2,926)    (1,984)
  Other, net                                             724     (1,470)
                                                    ---------   --------
    Cash provided by (used in) financing
      activities                                      (6,709)    17,810
                                                    ---------   --------
Net increase (decrease) in cash and
  cash equivalents                                      (982)      (550)

Cash and cash equivalents at beginning
  of period                                            3,845      2,455
                                                    ---------   --------
Cash and cash equivalents at end of period         $   2,863    $ 1,905
                                                   ==========   ========

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:

            Notes to Condensed Consolidated Financial Statements
                               (In Thousands)



Basis of Presentation
- - ----------------------
  The December 31, 1993 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of Kaman Corporation and subsidiaries.

  The balance of the condensed financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented and are of a normal recurring nature unless otherwise disclosed in this report.

  The statements should be read in conjunction with the notes to the consolidated financial statements included in Kaman
Corporation's 1993 Annual Report.


Earnings Per Common Share Calculations
- - --------------------------------------

  The primary net earnings per common share computation is based on net earnings less the preferred stock dividend requirement (in 1994) divided by the weighted average number of shares of common stock outstanding which includes the common stock equivalency of options granted under the 1983 and 1993 stock incentive plans.

  The fully diluted net earnings per common share computation assumes, in addition to the above, that the 6% convertible subordinated debentures and Series 2 preferred stock (in 1994) were converted into common stock at the beginning of each period. The resultant reduction in interest costs net of tax and the preferred stock dividend requirement (in 1994) are added back to net earnings.


Cash Flow Items
- - ---------------

  Cash payments for interest were $1,424 and $3,314 for the three months ended March 31, 1994 and 1993, respectively. Cash payments for income taxes for the comparable periods were $1,555 and $1,462, respectively.

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Results of Operations
- - ---------------------

Consolidated revenues for the three month period ended March 31, 1994 were level with the same period of 1993. While Distribution segment sales increased for the period, the increase was offset by lower sales in the Diversified Technologies segment.

Diversified Technologies revenues for the first quarter of 1994 were down 11.8% from the comparable period of 1993, reflecting the adverse influence of conditions in the defense market and the commercial aircraft industry.

For some time now, defense expenditures have been declining as changes in U.S. defense planning and spending priorities continue to evolve. These circumstances, coupled with ongoing political pressures upon the federal budget, suggest that reductions in defense expenditures are likely to continue in future periods. Military hardware programs, in particular, are increasingly subject to risks of one form or another, whether it be lack of funding, contract cancellation, or simply the ending of a program. The corporation is feeling the effects of these risks, principally with respect to its SH-2 helicopter. The corporation expects to finish its contract to retrofit certain SH-2Fs to the
SH-2G configuration sometime this year.   Management does not
believe that the U.S. government will have further requirements for retrofits of this helicopter because the Navy is reducing the size of its fleet. And, as fleet size decreases, so does the number of our helicopters remaining in service. The corporation will continue to provide logistics and spare parts support for the SH-2, but at lower levels than in the past.

As the federal government responds to the fact that the form of military threat throughout the world has changed and that the American public has grown more intolerant of the loss of lives in military conflict, defense planning and spending priorities are shifting toward greater emphasis on more cost effective advanced technology "smart" weapons which are intended to limit loss of life and unnecessary destruction of property. The corporation has significant expertise in this area, having performed a multitude of government contracts for advanced technology programs over the years. Management believes that the corporation is particularly well positioned to compete in a defense environment that emphasizes advanced technology products and systems, as well as advanced technology services such as computer software development, intelligence analysis, and research and development.

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations, continued

The Diversified Technologies segment continues to perform work on a number of commercial airframe manufacturing programs, although reductions in commercial air travel and consolidation in the domestic aircraft industry have caused a slowdown in aircraft production rates, which has in turn affected the segment's subcontract work.

An important aspect of the Diversified Technologies segment commercial diversification efforts is the K-MAX helicopter
program. The K-MAX   is a medium to heavy lift 'aerial truck'
helicopter with special operating characteristics that distinguish it from other helicopters for use in logging, fire fighting, and other utility applications. The program is proceeding according to plan, with receipt of Federal Aviation Administration certification anticipated by mid 1994. The production phase for the first five (5) helicopters has begun and units are expected to be delivered to initial customers shortly after certification is received. The corporation intends to lease the first group under a special lease program in order to maintain active involvement in the product's introduction to the marketplace. Although management believes that this program is an important part of the corporation's defense conversion effort, in the shorter term the program is not expected to materially offset the effects of reduced defense spending.

Distribution segment revenues for the three month period ended March 31, 1994 increased 9.0% over the same period a year ago. These results are primarily attributable to the industrial technologies business (which comprises about 75% of the Distribution segment) and reflect improving economic conditions in North America as well as, to some extent, the effects of certain marketing and other internal company initiatives.

Although total segment revenues remained level, total operating profits for the segments of the corporation were down slightly for the first quarter of 1994 compared to the same period of 1993. In part, these results are attributable to reductions in the higher profit margin Diversified Technologies' hardware programs and increases in lower profit margin Distribution revenues. Specifically, Diversified Technologies operating profits were down 13.4%, for several reasons, including program reductions due to lower defense spending; increased competition for the awarding of defense contracts which has resulted in downward pressures on margins; ongoing research and development costs for defense conversion programs, notably the K-MAX helicopter; and a continuing shift in business mix from hardware programs to research and development type products and services with somewhat lower profit margins. Distribution segment operating profits were up 24.6% for the first quarter of 1994 compared to the same period a year ago. These results are primarily attributable to the industrial technologies business and reflect improvements in the domestic economy.

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations, continued

Interest expense for the first three months of 1994 declined 53% from the same period a year ago. This reduction is primarily a result of the corporation's exchange of $61.8 million of its 6% convertible subordinated debentures for $57.2 million of its preferred stock during the fourth quarter of 1993.

The consolidated effective income tax rate for the three month period was 40.6% in both 1994 and 1993.

Net earnings were $4.2 million for the first quarter of 1994, compared to $4.0 million for the same period of 1993. After giving effect to the preferred stock dividend requirements, earnings available to common shareholders were $3.3 million, compared to $4.0 million in 1993.

Liquidity and Capital Resources
- - -------------------------------
The corporation's cash flow from operations has generally been sufficient to finance a significant portion of its working capital and other capital requirements.

For general borrowing purposes, the corporation has revolving credit agreements involving several banks located in the U.S., Canada, and Europe. These agreements currently provide unsecured lines of credit totaling $145 million and contain various covenants, including working capital and tangible net worth requirements. Eighty million dollars of the total revolving credit commitment is scheduled to end in January, 1996, with the balance expiring in September, 1996, at which times borrowings may be converted to term loans. There were no borrowings under these agreements during the first three months of 1994 or the same period of 1993.

The corporation also maintains other short-term credit arrangements with various banks. As of March 31, 1994, these borrowings were at $26.7 million. For the first quarter of 1994, average bank borrowings against these short-term lines were approximately $30.7 million, compared to $32.3 million for the same period of 1993.

As of March 31, 1994, the corporation had repurchased 653,000 Class A shares under its stock repurchase program (which was renewed in 1992 with an authorization to purchase up to 700,000 Class A shares). The purpose of the program is to meet the needs of the Employees Stock Purchase Plan and Stock Incentive Plan.

Management believes that the corporation's cash flow from operations and available unused bank lines of credit under its revolving credit agreements will be sufficient to finance working capital and other capital requirements for the foreseeable future.

                      KAMAN CORPORATION AND SUBSIDIARIES
                         PART II - OTHER INFORMATION

Item 4.   Submission of Matters to Vote of Security Holders

     The annual meeting of the shareholders of the corporation was held at the offices of the corporation on April 18, 1994.
Following is a brief description of each matter voted upon at the meeting:

     1.   Election of Directors
          ---------------------
     The following twelve (12) individuals were elected directors of the corporation to serve until the next annual meeting and until their successors have been elected:

     Frank C. Carlucci                       Hartzel Z. Lebed
     John A. DiBiaggio                       Harvey S. Levenson
     Edythe J. Gaines                        Walter H. Monteith, Jr.
     Huntington Hardisty                     John S. Murtha
     Charles H. Kaman                        Robert L. Newell
     C. William Kaman II                     Wanda Lee Rogers

     For each director, the Class B shareholders voted 634,934 shares in favor; 14 shares against; no abstentions; and no broker non-votes.

     2.   Authorization to Elect One Additional Director
          ----------------------------------------------
     A proposal to authorize the Board of Directors to elect one
(1) additional director during the ensuing year was adopted by the Class B shareholders who voted 634,948 shares in favor; none against; no abstentions; and no broker non-votes.

     3.   Approval of 1993 Stock Incentive Plan
          -------------------------------------
     A proposal to approve the corporation's 1993 Stock Incentive Plan (which plan is basically an extension of the corporation's 1983 Stock Incentive Plan which expired on October 31, 1993) was adopted by the Class A and Class B shareholders. The Class A shareholders voted 9,403,897 shares in favor; 592,889 against; 496,261 in abstention; with 196,036 broker non-votes. The Class B shareholders voted 601,474 shares in favor; none against; no abstentions; and 33,474 broker non-votes.

     4.   Approval of Employees Stock Purchase Plan Amendment
          ---------------------------------------------------
     A proposal to approve the amendment of the corporation's Employees Stock Purchase Plan to replenish the authorized shares under the plan to 1.5 million Class A shares was also adopted by the Class A and Class B shareholders. The Class A shareholders voted 9,731,526 shares in favor; 498,172 against; 459,385 in abstention; and no broker non-votes. The Class B shareholders voted 601,474 shares in favor; none against; no abstentions; and 33,474 broker non-votes.

                      KAMAN CORPORATION AND SUBSIDIARIES

                         PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders


     5.   Approval of Amended and Restated Certificate of Incorporation
          -------------------------------------------------------------
     A proposal to amend and restate the corporation's certificate of incorporation, essentially in order to consolidate amendments which have been adopted during the last several years was adopted by the Class B shareholders, who voted 601,474 shares in favor; none against; no abstentions; and 33,474 broker non-votes.


     6.   Appointment of KPMG Peat Marwick
          --------------------------------
     A proposal to appoint KPMG Peat Marwick as auditors for the corporation during the ensuing year was adopted by the Class B shareholders, who voted 634,948 shares in favor; none against; no abstentions; and no broker non-votes.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KAMAN CORPORATION
                                   Registrant



Date:    May 10, 1994         By   Harvey S. Levenson  /s/
                                   ---------------------------
                                   Harvey S. Levenson
                                   President
                                   (Duly Authorized Officer)



Date:    May 10, 1994          By  Robert M. Garneau  /s/
                                   ----------------------------
                                   Robert M. Garneau
                                   Senior Vice President and
                                   Chief Financial Officer

                      KAMAN CORPORATION AND SUBSIDIARIES


                              Index to Exhibits




                                             Page in Sequentially
                                                 Numbered Copy
                                             --------------------




Exhibit 11    Earnings Per Share Computation           12

                       KAMAN CORPORATION AND SUBSIDIARIES
              EXHIBIT 11 - EARNINGS PER COMMON SHARE COMPUTATION
                    (In thousands except per share amounts)

                                                  For the Three Months
                                                     Ended March 31,
                                                  --------------------
                                                   1994         1993
                                                   ----         ----
Primary:
  Net earnings                                  $  4,240     $   4,012
                                                ========      ========
  Preferred stock dividend requirement          $   (929)    $    ---
                                                ========      ========
  Net earnings applicable to common
    stock                                       $  3,311     $   4,012
                                                ========      ========
  Weighted average number of common
    shares outstanding                            18,127        18,069
  Weighted average shares issuable on
    exercise of dilutive stock options               109           166
                                                --------      --------
 Total                                            18,236        18,235
                                                ========      ========
Net earnings per
    common share - primary                      $    .18     $     .22
                                                ========      ========
Fully diluted:
  Net earnings applicable to common stock       $  3,311     $   4,012
  Elimination of interest expense on 6%
    subordinated convertible debentures
    (net after taxes)                                *             847
  Elimination of preferred stock dividend
    requirement                                      *            ---
                                                --------      --------
  Net earnings(as adjusted)                     $  3,311     $   4,859
                                                ========      ========
  Weighted average number of shares
    outstanding including shares
    issuable on stock option exercises            18,236        18,235
  Shares issuable on conversion of 6%
    subordinated convertible debentures              *           4,067
  Shares issuable on conversion of
    Series 2 preferred stock                         *            ---
  Additional shares using ending market
    price instead of average market on
    treasury method use of stock option
    proceeds                                        ---             13
                                                --------      --------
    Total                                         18,236        22,315
                                                ========      ========
 Net earnings per common share
   - fully diluted                              $    .18     $     .22
                                                ========      ========
*   Anti-dilutive and accordingly not included in the computation