Form 10-Q
period 1994-06-30
KAMAN CORP
filed 1994-08-11
CIK 54381

                 SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

                               FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - ---  SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

     JUNE 30, 1994.
     --------------
     OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
- - ---  ______________ TO ______________



Commission File No. 0-1093


                         KAMAN CORPORATION
                    (Exact Name of Registrant)

      Connecticut                       06-0613548
(State of Incorporation)     (I.R.S. Employer Identification No.)


                         Blue Hills Avenue
                   Bloomfield, Connecticut 06002
             (Address of Principal Executive Offices)

Registrant's telephone number, including area code: (203)243-7100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  x      No
                               ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1994:

                         Class A Common  17,559,383
                         Class B Common     667,814

                         Page 1 of 162 Pages

                     KAMAN CORPORATION AND SUBSIDIARIES
                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

               Condensed Consolidated Balance Sheets
                          (In thousands)

                                             June 30,        December 31,
           Assets                              1994              1993
           ------                        ---------------  -----------------
Current assets:
  Cash and cash equivalents                     $  3,433          $  3,845
  Accounts receivable (net of allowance
    for doubtful accounts of $1,820 in
    1994, $1,576 in 1993)                        157,374           165,615
  Inventories:
    Raw materials                        11,415          $ 10,715
    Work-in-process                      48,675            28,241
    Finished goods                        1,122             1,131
    Merchandise for resale               98,402  159,614   90,364  130,451
                                       --------          --------
  Other current assets                            17,368            16,690
                                                --------          --------
    Total current assets                         337,789           316,601

Property, plant and equipment, at cost  180,398           175,770
  Less accumulated depreciation and
    amortization                         99,312            94,059
                                       --------          --------
  Net property, plant and equipment               81,086            81,711
Other assets                                      42,373            41,884
                                                --------          --------
                                                $461,248          $440,196
                                                ========          ========
Liabilities and Shareholders' Equity
- - ------------------------------------
Current liabilities:
  Notes payable                                 $ 34,265          $ 31,865
  Accounts payable                                52,831            51,246
  Accrued liabilities                             32,669            28,586
  Other current liabilities                       63,588            55,068
                                                --------          --------
    Total current liabilities                    183,353           166,765

Deferred credits                                   7,552             7,141
Long-term debt, excluding current
  portion                                         38,099            37,977

Shareholders' equity:
  Series 2 preferred stock             $ 57,167          $ 57,167
  Other shareholders' equity            175,077  232,244  171,146  228,313
                                       -------- -------- -------- --------
                                                $461,248          $440,196
                                                ========          ========

                        KAMAN CORPORATION AND SUBSIDIARIES
                    PART I - FINANCIAL INFORMATION, Continued


Item 1. Financial Statements, Continued:

           Condensed Consolidated Statements of Earnings
              (In thousands except per share amounts)


                               For the Three Months   For the Six Months
                                  Ended June 30,         Ended June 30,
                               --------------------   ------------------
                                  1994      1993         1994      1993
                                  ----      ----         ----      ----
Revenues                        $208,957  $194,941    $406,937  $392,844

Cost and expenses:
    Cost of sales                155,923   142,425     301,552   286,722
    Selling, general and
        administrative expense    44,167    42,406      88,405    87,372
    Interest expense               1,052     1,895       1,922     3,748
    Other expense                    401       132         505       167
                                --------  --------    --------  --------
                                 201,543   186,858     392,384   378,009
                                --------  --------    --------  --------
Earnings before income taxes       7,414     8,083      14,553    14,835

Income taxes                       2,818     3,304       5,717     6,044
                                --------  --------    --------  --------
Net earnings                    $  4,596  $  4,779    $  8,836  $  8,791
                                ========  ========    ========
========
Preferred stock dividend
    requirement                 $   (929) $     -     $ (1,858) $     -
                                ========  ========    ========
========
Earnings applicable to
    common stock                $  3,667  $  4,779    $  6,978  $  8,791
                                ========  ========    ========
========
Net earnings per common share:
    Primary                     $    .20  $    .26    $    .38  $    .48
    Fully diluted               $    .20  $    .25    $    .38  $    .47
                                ========  ========    ========
========
Dividends declared per share:
    Series 2 preferred stock    $   3.25  $     -     $   6.50  $     -
    Common stock                $    .11  $    .11    $    .22  $    .22
                                ========  ========    ========
========


                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued


Item 1. Financial Statements, Continued:


             Condensed Consolidated Statements of Cash Flows
                             (In thousands)

                                                 For the Six Months
                                                    Ended June 30,
                                                 -------------------
                                                 1994         1993
                                                -------      -------
Cash flows from operating activities:

    Net earnings                                $ 8,836      $ 8,791
    Depreciation and amortization                 6,122        6,554
    Changes in current assets and liabilities    (7,412)     (25,173)
    Other, net                                      584          326
                                                --------     --------
        Cash provided by (used in) operating
          activities                              8,130       (9,502)
                                                --------     --------
Cash flows from investing activities:

    Expenditures for property, plant &
      equipment                                  (5,119)     (13,780)
    Other, net                                   (1,110)         184
                                                --------     --------
        Cash provided by (used in) investing
          activities                             (6,229)     (13,596)
                                                --------     --------
Cash flows from financing activities:

    Additions to notes payable                    2,400       29,754
    Dividends paid                               (5,858)      (3,961)
    Other, net                                    1,145       (2,339)
                                                --------     --------
        Cash provided by (used in) financing
          activities                             (2,313)      23,454
                                                --------     --------
Net increase (decrease) in cash and cash
  equivalents                                      (412)         356

Cash and cash equivalents at beginning of
  period                                          3,845        2,455
                                                --------     --------
Cash and cash equivalents at end of period      $ 3,433      $ 2,811
                                                ========     ========

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

The fully diluted net earnings per common share computation assumes, in addition to the above, that the 6% convertible subordinated debentures and Series 2 preferred stock (in 1994) were converted into common stock at the beginning of each period. The resultant reduction in interest costs net of tax and the preferred stock dividend requirement (in
1994)are added back to net earnings.


Cash Flow Items
- - ---------------
Cash payments for interest were $1,876 and $3,716 for the six months ended June 30, 1994 and 1993, respectively. Cash payments for income taxes for the six months ended June 30, 1994 and 1993 were $6,270 and $5,692, respectively.

                    KAMAN CORPORATION AND SUBSIDIARIES
                PART I - FINANCIAL INFORMATION, Continued


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations


Results of Operations
- - ---------------------

Consolidated revenues were up 7.2% and 3.6%, respectively, for the three month and six month periods ended June 30, 1994 compared to the same periods of 1993. These results are primarily attributable to increased sales in the Distribution segment.

Diversified Technologies revenues were up 2.4% for the three month period and down 4.8% for the six month period compared to 1993, reflecting the adverse influence of conditions in the defense market and the commercial aircraft industry.

For some time now, defense expenditures have been declining as changes in U.S. defense planning and spending priorities continue to evolve. These circumstances, coupled with ongoing political pressures upon the federal budget, suggest that reductions in defense expenditures are likely to continue in future periods. Military hardware programs, in particular, are increasingly subject to risks of one form or another, whether it be lack of funding, contract cancellation, or the demise of a program. The corporation is feeling the effects of these risks, principally with respect to its SH-2 helicopter. The corporation expects to finish its contract to retrofit certain SH-2Fs to the SH-2G
configuration sometime this year.   Management does not believe that
the U.S. Navy will have further requirements for retrofits of this helicopter for its own use because the Navy is reducing the size of its fleet. And, as fleet size decreases, so does the number of our helicopters remaining in service. The corporation will continue to provide logistics and spare parts support for the SH-2, but at lower levels than in the past.

It has become fairly clear that defense planning and spending priorities are shifting toward greater emphasis on more cost effective advanced technology "smart" weapons which are intended to limit loss of life and unnecessary destruction of property during military conflict. The corporation has significant expertise in this area, having performed a multitude of government contracts for advanced technology programs over the years. Management believes that the corporation is particularly well positioned to compete in a defense environment that emphasizes advanced technology products and systems, as well as advanced technology services such as computer software development, intelligence analysis, and research and development.

                     KAMAN CORPORATION AND SUBSIDIARIES
                 PART I - FINANCIAL INFORMATION, Continued

The Diversified Technologies segment continues to perform work on a number of commercial airframe manufacturing programs. However, the level of commercial air travel and lack of profitability in the domestic aircraft industry have caused a slowdown in aircraft production rates which is continuing to affect the segment's subcontract work. The K-MAX (Registered Trademark) helicopter program is an important component of the Diversified Technologies segment commercial diversification efforts.

The K-MAX(Registered Trademark)is a medium to heavy lift 'aerial truck' helicopter with unique operating characteristics that distinguish it from other helicopters for use in logging, fire fighting, and other utility applications. The program is proceeding according to plan, with receipt of Federal Aviation Administration certification anticipated by the end of the third quarter of this year. The production phase for the first five (5) helicopters has begun and units are expected to be delivered to initial customers shortly after certification is received. The corporation intends to lease the first group under a special lease program in order to maintain active involvement in the product's introduction to the marketplace. Although management believes that this program is an important part of the corporation's defense conversion effort, in the shorter term the program is not expected to materially offset the effects of reduced defense spending.

Distribution segment revenues were up 10.8% and 9.9%, respectively, for the three month and six month periods of 1994 compared to a year ago. These results are primarily attributable to the industrial technologies business (which comprises slightly more than 75% of the Distribution segment). They reflect continued improvement in economic conditions in North America and, to some degree, the effects of the segment's valued added systems marketing strategy which has differentiated it from its competitors.

Although consolidated revenues increased, total operating profits for the segments of the corporation were down 6.6% and 4.5% for the three month and six month periods of 1994 compared to the same periods of
1993.   These results are largely attributable to reductions in the higher profit margin Diversified Technologies hardware programs and increases in lower profit margin Distribution revenues. Specifically, Diversified Technologies operating profits were down 14.2% for the quarter and 13.8% for the first six months, for several reasons, including program reductions due to lower defense spending; increased competition for the awarding of defense contracts which has resulted in downward pressures on margins; increased research and development costs for defense conversion programs, notably the K-MAX (Registered Trademark)helicopter and for new military product development; and a continuing shift in business mix from hardware programs to research and development type products and services with somewhat lower profit margins. Distribution segment operating profits were up 6.2% and 13.7%, respectively, for the three month and six month periods ended June 30, 1994. These results are primarily attributable to the industrial technologies business and reflect improvement in the domestic economic environment.

                   KAMAN CORPORATION AND SUBSIDIARIES
                PART I - FINANCIAL INFORMATION, Continued


Interest expense for the first six months of 1994 decreased 49% compared to the same period of 1993. This reduction is largely a result of the corporation's exchange of $61.8 million of its 6% convertible subordinated debentures for $57.2 million of its preferred stock during the fourth quarter of 1993.

The consolidated effective income tax rate for the first six months of 1994 was 39.3% compared to 40.7% for the same period of 1993.

Net earnings were $4.6 million for the second quarter of 1994 compared to $4.8 million a year ago. After giving effect to preferred stock dividend requirements, earnings available to common shareholders were $3.7 million compared to $4.8 million in 1993.

Net earnings were $8.8 million for the first six months of 1994 and 1993. After giving effect to preferred stock dividend requirements, earnings available for common shareholders were $7.0 million compared to $8.8 million a year ago.


Liquidity and Capital Resources
- - -------------------------------

The corporation's cash flow from operations has generally been sufficient to finance a significant portion of its working capital and other capital requirements.

For general borrowing purposes, the corporation has maintained revolving credit agreements involving several banks located in the United States, Canada, and Europe. In July 1994, the corporation entered into amended and restated revolving credit agreements which replace the previous agreements and increase the corporation's maximum unsecured line of credit from $145 million to $200 million. The agreements each have a term of five years and contain provisions permitting the term to be extended for additional one-year periods upon concurrence of the parties. The agreements also contain various covenants, including working capital and tangible net worth requirements. During the first six months of 1994 there were no borrowings under the agreements which were in effect during that period.

The corporation also maintains other short-term credit arrangements with various banks. As of June 30, 1994, these borrowings were at $33.6 million. For the first six months of 1994 average bank borrowings against these short-term lines were $34.4 million compared to $37.8 million for the same period of 1993.

                  KAMAN CORPORATION AND SUBSIDIARIES
                PART I - FINANCIAL INFORMATION, Continued


In June, 1994, the corporation's board of directors authorized a renewal ('the 1994 program') of the stock repurchase program which was authorized in 1992 ('the 1992 program'). Under the 1994 program, the corporation may repurchase up to 700,000 Class A shares in addition to the shares remaining authorized under the 1992 program. As of June 30, 1994, a total of 658,000 Class A shares had been repurchased pursuant to the 1992 program. The primary purpose of the stock repurchase program is to meet the needs of the Employees Stock Purchase Plan and Stock Incentive Plan.

Management believes that the corporation's cash flow from operations and available unused bank lines of credit under its revolving credit agreements will be sufficient to finance its working capital and other capital requirements for the foreseeable future.

                      KAMAN CORPORATION AND SUBSIDIARIES

                         PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.


     (a) Exhibits to Form 10-Q:

         (4a) The Revolving Credit Agreement between the Corporation and The Shawmut Bank Connecticut, as agent, dated as of July 15, 1994.

         (4b) The Revolving Credit Agreement between the Corporation and The Bank of Nova Scotia, as agent, dated as of July 15, 1994.

         (11) Earnings per common share computation.


     (b) Reports on Form 8-K:

         There have been no reports on Form 8-K filed during the quarter ended June 30, 1994.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           KAMAN CORPORATION
                                           Registrant






Date:    August 11, 1994               By
                                           Harvey S. Levenson
                                           President
                                           (Duly Authorized Officer)




Date:    August 11, 1994               By
                                           Robert M. Garneau
                                           Senior Vice President and
                                           Chief Financial Officer

                      KAMAN CORPORATION AND SUBSIDIARIES


                              Index to Exhibits





                                              Page in Sequentially
                                                 Numbered Copy
                                            ----------------------

Exhibit 4a    The Revolving Credit Agreement
              between the Corporation and The
              Shawmut Bank Connecticut, as
              agent, dated as of July 15, 1994.       12


Exhibit 4b    The Revolving Credit Agreement
              between the Corporation and The
              Bank of Nova Scotia, as agent,
              dated as of July 15, 1994.              86


Exhibit 11    Earnings Per Common Share Computation  162

                               EXHIBIT 4a
                           KAMAN CORPORATION
                       SECOND AMENDED AND RESTATED
                       REVOLVING CREDIT AGREEMENT

                           As of July 15, 1994

    SECOND AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT dated as of July 15, 1994 among KAMAN CORPORATION, a Connecticut corporation (the "Company"), and THE SHAWMUT BANK CONNECTICUT, BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION, THE FIRST NATIONAL BANK
OF
BOSTON, and NATIONSBANK OF NORTH CAROLINA, N.A. (sometimes referred to herein individually as a "Bank" or collectively as the "Banks") and THE SHAWMUT BANK CONNECTICUT, as agent (in such capacity sometimes referred to herein as the "Agent") for the Banks.

    WHEREAS, the Company, the Banks and the Agent are each party to an Amended and Restated Revolving Credit Agreement dated as of December 31, 1991 (as amended through the date hereof, the "Existing Credit Agreement");

    WHEREAS, each of the Banks has agreed with the Company to amend the terms and conditions of the Existing Credit Agreement;

    NOW, THEREFORE, the Company, the Banks and the Agent agree that as of the Effective Date (as hereinafter defined) the Existing
Credit Agreement shall be amended and restated in its entirety as set forth herein.

                                ARTICLE I
                                THE LOANS

    SECTION 1.01. REVOLVING CREDIT COMMITMENTS. Subject to the terms and conditions contained in this Agreement, each Bank agrees (severally and not jointly) to make loans (the "Revolving Credit Loans" and, individually, a "Revolving Credit Loan") to the Company from time to time prior to July 15, 1999 (the "Maturity Date") in principal amounts not exceeding at any one time outstanding for any of the Banks the amount set forth opposite such Bank's name below, as such amounts may be adjusted from time to time pursuant to Sections 1.02 or 10.05 hereof:

BANK                       COMMITMENT           PERCENTAGE OF TOTAL
                                                    COMMITMENT
Shawmut                    $35,000,000               31.8182%
Bank of America            $25,000,000               22.7273%
FNBB                       $25,000,000               22.7273%
NationsBank                $25,000,000               22.7273%
                           -----------               --------
Total Commitment:         $110,000,000               100%

Such amounts, as they may be adjusted from time to time as hereinafter provided, are herein called individually a "Commitment" and collectively either the "Commitments" or the "Total Commitment." Each Revolving Credit Loan shall be either a Domestic Loan or a Eurodollar Loan, as the Company may elect, in each case subject to the provisions of this Agreement. Although the Total Commitment initially equals $110,000,000 in the aggregate (and shall not exceed $110,000,000 even if the principal indebtedness to a Bank exceeds such Bank's Commitment as a result of one or more Bid Auction Advances), it is understood that each Bank's portion of the Total Commitment is a several obligation and not a joint obligation. No Bank shall be required to make any Revolving Credit Loan to the Company after such Bank's Commitment shall have terminated. No Bank shall be responsible to the Company, the Agent or the other Banks for the obligations or Commitments of any other Bank. The Agent shall not be responsible to the Company for the obligations or Commitments of any of the Banks.

    SECTION 1.02.  MANDATORY REDUCTION OF COMMITMENTS; OPTIONAL
TERMINATION OR REDUCTION OF COMMITMENTS; TERMINATION OF
COMMITMENTS.

         (a)  MANDATORY REDUCTION OF COMMITMENTS.  The Total
Commitment and each of the Commitments shall be irrevocably and permanently reduced in connection with certain sales of assets described in Section 5.06.

         (b)  OPTIONAL TERMINATION OR REDUCTION OF COMMITMENTS.
At the Company's option and upon three (3) Business Days' prior written notice to the Agent, the Company, without premium or penalty, may permanently: (a) terminate the Total Commitment upon payment in full of the Notes together with all accrued interest thereon to the date of such payment, and all Fees and other amounts then due the Banks hereunder and thereunder; or (b) reduce pro rata the Total Commitment of the Banks by an amount specified in such notice in integral multiples of $10,000,000 upon pro rata prepayment to each Bank of the outstanding principal amount of the Revolving Credit Note of such Bank in excess of the amount of the reduced Commitment, if any, of such Bank together with accrued interest on the amount so paid to the date of such payment; provided, that if the termination or reduction of any Commitment pursuant to this clause (b) requires the payment of a Eurodollar Loan or Bid Auction Advance, the termination or reduction of such Commitment may be made only on the last Business Day of the Interest Period applicable to such Eurodollar Loan or Bid Auction Advance. If any prepayment of a Eurodollar Loan or Bid Auction Advance is required or permitted by a Bank on a date other than the last Business Day of the Interest Period applicable thereto, the Company shall indemnify the Bank receiving any such prepayment in accordance with Section 1.16.

         (c) TERMINATION OF COMMITMENTS. The Commitments of the Banks to make Revolving Credit Loans shall terminate on the Maturity Date, or such earlier date as such Commitments may be terminated pursuant to the provisions of this Section 1.02 or
Section 7.03.

    SECTION 1.03.  MAKING AND FUNDING REVOLVING CREDIT LOANS.

         (a) PROCEDURES FOR REVOLVING CREDIT LOANS. When the Company desires to borrow Revolving Credit Loans, or to select an interest rate option for an Interest Period for Revolving Credit Loans, the procedures set forth in this Section 1.03 shall apply. The Company shall give the Agent at least two (2) Business Days' prior written notice in the case of a Eurodollar Loan, and notice on the same date in the case of a Domestic Loan. Such notice (individually an "Election Notice" and collectively the "Election Notices") shall specify: (a) the date of the proposed borrowing (which shall be a Business Day); (b) whether such proposed borrowing is to consist of Domestic Loans or Eurodollar Loans; (c) the Interest Period applicable to such Loans; and (d) the aggregate amount to be borrowed. All Election Notices must be received by the Agent before 10:00 a.m., Hartford, Connecticut time on the Business Day specified in the second sentence of this Section 1.03(a). Each borrowing of Revolving Credit Loans shall be (x) in the case of Domestic Loans, in an aggregate amount not less than $1,000,000 or in a greater integral multiple of $500,000, and (y) in the case of Eurodollar Loans, in an aggregate amount not less than $5,000,000 or in a greater integral multiple of $1,000,000. Except for Bid Auction Borrowings, each borrowing hereunder shall, to the extent that each Bank satisfies its obligations hereunder, be made from each Bank pro rata based upon such Bank's percentage of the Total Commitment. The Revolving Credit Loans of each Bank shall be evidenced by a promissory note payable to the order of such Bank and in the amount of the Commitment of such Bank, substantially in the form of Exhibit A attached hereto (individually a Revolving Credit Note and collectively the "Revolving Credit Notes"). The Revolving Credit Notes are issued hereby as replacements and in exchange for (but do not evidence payment or satisfaction of) the Revolving Credit Notes (as defined in the Existing Credit Agreement). The principal amount of each Revolving Credit Loan by each Bank and any repayment or permitted prepayment thereof shall be recorded by such Bank on either the schedule attached to such Bank's Revolving Credit Note or its books and records. The aggregate unpaid principal amount of Revolving Credit Loans set forth on such schedule or books and records shall be presumptive evidence of the principal amount owing and unpaid thereon. Within the limits of the Total Commitment, and subject to the terms and conditions hereof, the Company may borrow hereunder, prepay (but only to the extent permitted by this Agreement), and reborrow pursuant to Section 1.01 and Section 1.03 hereof until the Maturity Date. Notwithstanding any term to the contrary contained herein, any failure of any Bank or the Agent to make any notation on a schedule to any Note or otherwise record a transaction in a timely fashion or to make correctly any such notation or recordation shall not affect or impair the validity of any Obligations.

         (b) FUNDING REVOLVING CREDIT LOANS. Not later than 2:00 p.m. (Hartford, Connecticut time) on the date of the proposed borrowing of any Revolving Credit Loan, as specified in the applicable Election Notice received by the Agent in accordance with paragraph (a) above, each of the Banks will make available to the Agent, in immediately available funds, at the Agent's Funding Office, such Bank's percentage share of the Revolving Credit Loans to be loaned on such date. Upon receipt from such Bank of such amount, and subject to the provisions of Section 1.01 and upon fulfillment of the applicable conditions of Article III, the Agent shall make available to the Company, in immediately available funds, at the Agent's Funding Office, such amount of funds received from such Bank.

    SECTION 1.04.  BID AUCTION ADVANCES.

         (a) GENERALLY. Each Bank severally agrees that the Company may request Bid Auction Borrowings under this Section 1.04 from time to time on any Business Day after the date hereof and prior to the Maturity Date in the manner set forth below; provided, that, after giving effect to the making of each Bid Auction Borrowing, the aggregate principal amount of all Revolving Credit Loans then outstanding plus all Bid Auction Advances then outstanding shall not exceed the Total Commitment. All Bid Auction Advances shall be in Dollars. There shall be no Bid Auction Advances outstanding on or after the Maturity Date.

         (b) NOTIFICATION OF BID AUCTION BORROWING. The Company shall request a Bid Auction Borrowing under this Section 1.04 by delivering to the Agent, by 10:00 a.m. (Hartford, Connecticut time) at least one (1) Business Day prior to the date of the proposed Bid Auction Borrowing, a notice (an "Election Notice") specifying:

              (i)  that such proposed borrowing is to be a Bid
     Auction Borrowing;

              (ii) the date of such proposed borrowing
     (which must be a Business Day);

              (iii) the aggregate amount of such proposed borrowing;

              (iv) the Interest Period for such proposed borrowing; and

              (v) any other terms to be applicable to such proposed borrowing.

The Agent shall promptly notify each Bank by telephone, confirmed by telex or telecopier, of each request for a Bid Auction Borrowing received by it from the Company.

         (c)  BANKS RESPONSE TO BID AUCTION BORROWING NOTIFICATION.

Each Bank, including the Agent acting in its capacity as a Bank, may, if in its sole discretion it elects to do so, offer to make one or more Bid Auction Advances to the Company as part of such proposed Bid Auction Borrowing, by notifying the Company by telex, telecopy or telefacsimile, before 10:00 a.m. (Hartford, Connecticut time) on the date of the proposed borrowing specified in the Election Notice of: (i) the minimum amount and maximum amount of each Bid Auction Advance that such Bank would be willing to make as part of such proposed Bid Auction Borrowing (which amounts may exceed such Bank's Commitment but may not exceed the Total Commitment); (ii) the rate of interest offered therefor; and (iii) the identity of the quoting Bank.

         (d)  COMPANY ACCEPTANCE OR REJECTION OF OFFERS.  The
Company shall, in turn, before 10:30 a.m. (Hartford, Connecticut time) on the date of the proposed borrowing specified in the Election Notice, either:

              (i) cancel such Bid Auction Borrowing by giving the Agent notice to that effect, or

         (ii) accept one or more of the offers made by any Bank or Banks pursuant to and in compliance with Section 1.04(c), in the Company's sole discretion, by giving notice to the Agent and such Bank or Banks of the date and amount of each Bid Auction Advance (which amount shall be equal to or greater than the minimum amount, and equal to or less than the maximum amount, as specified by such Bank for such Bid Auction Advance pursuant to Section 1.04(c)) to be made by each Bank as part of such Bid Auction Borrowing and the unused amount of the Total Commitment after giving effect to such Bid Auction Borrowing; and reject any remaining offers made by any Bank or Banks pursuant to Section 1.04(c) by giving the Agent and any such Bank or Banks notice to that effect.

         (e) USAGE OF COMMITMENTS. Upon each occasion that a Bid Auction Advance is made, and during the period such Bid Auction Advance is outstanding, each Bank's Commitment shall be deemed automatically utilized by an amount equal to the amount of such Bid Auction Advance multiplied by such Bank's percentage of the Total Commitment, regardless of the extent to which such Bank makes a Bid Auction Advance.

         (f) FUNDING INDEMNITY. If the Company notifies the Agent that a Bid Auction Borrowing is canceled pursuant to Section 1.04(d)(i), the Agent shall give prompt notice thereof to the Banks, and such Bid Auction Borrowing shall not be made. If the Company accepts one or more Bid Auction Advance offers made by any Bank or Banks, such acceptance shall be irrevocable and binding on the Company and, in respect of any Bid Auction Borrowing, the Company shall indemnify each Bank against any loss or expense incurred by such Bank as a result of any failure by the Company to fulfill, on or before the date specified for such Bid Auction Borrowing, the applicable conditions set forth in this Agreement, including, without limitation, (i) any loss or expense incurred by reason of liquidation or reemployment of deposits or other funds acquired by such Bank to fund or maintain such Bid Auction Advance, and (ii) compensation as provided in Section 1.16.

         (g) MAKING BID AUCTION ADVANCES. Each Bank that is to make a Bid Auction Advance as part of any Bid Auction Borrowing shall, before 12:00 noon (Hartford, Connecticut time) on the date of such Bid Auction Borrowing specified in the Election Notice pursuant to Section 1.04(b), if all applicable conditions specified in Section 3.02 have been satisfied, make available to the Agent at the Agent's Funding Office, in immediately available funds, such Bank's portion of such Bid Auction Borrowing. After receipt by the Agent of such funds, the Agent will make such funds available to the Company at the Agent's Funding Office. The Agent will notify each of the Banks, within a reasonable period of time (not to exceed ten (10) days) after any Bid Auction Advance is made, of (i) the principal amount of, the interest rate on, the Interest Period for, and the date of, such Bid Auction Advance, and (ii) the Bank which made such Bid Auction Advance.

         (h) REPAYMENT AT MATURITY. The Company shall repay to the Agent, for the account of each Bank which has made a Bid Auction Advance to the Company, the principal amount of such Bid Auction Advance on the last day of the Interest Period relating to such Bid Auction Advance. All Bid Auction Advances outstanding on the Maturity Date shall be absolutely and unconditionally due and payable on the Maturity Date.

         (i) NO PREPAYMENT OF BID AUCTION ADVANCES. The Company shall not be permitted to prepay any Bid Auction Advance.

         (j) BID AUCTION NOTES. Each Bid Auction Advance from any Bank shall be evidenced by a grid promissory note of the Company payable to the order of the lending Bank, in substantially the form of Exhibit B hereto (individually a "Bid Auction Note" and collectively the "Bid Auction Notes").

    SECTION 1.05.  RENEWAL OR CONVERSION OF LOANS.   Subject to all
of the terms and conditions of this Agreement, including without limitation, the satisfaction of all the conditions set forth in
Section 3.02 (except paragraph (a) thereof) to the making of any Revolving Credit Loan, the Company may, on any Business Day, renew any Eurodollar Loan or convert any Domestic Loan into a Eurodollar Loan or any Eurodollar Loan into a Domestic Loan before the Maturity Date, provided, that any renewal or conversion of a Eurodollar Loan may be made only at the expiration of the Interest Period for the Eurodollar Loan to be renewed or converted. If the Company desires to so renew a Eurodollar Loan or convert a Domestic Loan or a Eurodollar Loan, it shall give the Agent written notice of such renewal or conversion not later than 10:00 a.m. (Hartford, Connecticut time), (i) in the case of conversions into Domestic Loans, on the date of such renewal or conversion, and (ii) in the case of renewals of or conversions into Eurodollar Loans, on the second Business Day prior to the date of such proposed renewal or conversion. Each such notice shall specify: (i) the date of such renewal or conversion; (ii) the specific Domestic Loan to be converted or Eurodollar Loan to be renewed or converted; (iii) the Domestic Loan or Eurodollar Loan which is to replace such Domestic Loan or Eurodollar Loan; and (iv) the Interest Period for any replacement Eurodollar Loan.

    SECTION 1.06.  [INTENTIONALLY LEFT BLANK]

    SECTION 1.07.  INTEREST.

         (a)  INTEREST RATES ON LOANS.

          (i) REVOLVING CREDIT LOANS. Each Revolving Credit Loan shall bear interest (from the date made through and including the date of payment in full) at a rate per annum equal to: (A) in the case of Domestic Loans, the Base Rate plus any Applicable Margin for Domestic Loans; or (B) in the case of Eurodollar Loans, LIBOR plus any Applicable Margin for Eurodollar Loans.

          (ii) BID AUCTION ADVANCES. Each Bid Auction Advance shall bear interest (from the date made through and including the date of payment in full) at a rate per annum as determined in accordance with Section 1.04.

         (b) CALCULATION. Interest on Domestic Loans shall be calculated on the basis of a 365 or 366 day year (as applicable) and the actual number of days elapsed, and the interest rate with respect to any Domestic Loan shall change effective immediately upon any change in the Base Rate, without notice or demand to or upon the Company. Interest on Eurodollar Loans and Bid Auction Advances shall be calculated on the basis of a 360 day year and the actual number of days elapsed. Each determination of any interest rate by the Agent pursuant to this Agreement or the Notes shall be conclusive and binding on the Company and each of the Banks in the absence of manifest error.

         (c) INTEREST PAYMENTS. Interest shall accrue on the entire principal of each Domestic Loan, each Eurodollar Loan and each Bid Auction Advance and shall be payable in arrears by the Company to the Agent for the account of the Bank or Banks making such Advance as follows:

         (i)  Domestic Loans.  With respect to any Domestic
Loan, on the last Business Day of each calendar quarter;

         (ii) Eurodollar Loans.  With respect to any
Eurodollar Loan, on the last day of the Interest Period for such Loan, provided that interest shall also be payable on the last day of the third (3rd) month for any Eurodollar Loan having a six (6) month Interest Period; and

         (iii) Bid Auction Advances. With respect to any Bid Auction Advance, on the last day of the Interest Period for such Bid Auction Advance, provided that interest shall also be payable every ninety (90) days for Bid Auction Advances with Interest Periods in excess of ninety (90) days.

It is understood and agreed that the interest payable on the last day of an Interest Period in excess of 90 days shall be only of interest accrued after the 90th day of such Interest Period if interest accrued through such 90th day was paid on such 90th day, as provided herein.

         (d)  [INTENTIONALLY DELETED]

         (e) DEFAULT INTEREST. Notwithstanding the foregoing, while any Event of Default is continuing, interest on all Domestic Loans, Eurodollar Loans and Bid Auction Advances shall accrue at a rate per annum equal to two percent (2%) per annum above the Base Rate.

    SECTION 1.08. INTEREST PERIODS. Each Interest Period relating to any Eurodollar Loan shall be for such duration of 1, 2, 3 or 6 months as shall be selected by the Company in compliance with the provisions of this Article I. Each Interest Period relating to any

Bid Auction Advance shall be for such duration of 7 to 180 days as shall be selected by the Company in compliance with the provisions of this Article I. Any Interest Period which would otherwise end on a day which is not a Business Day shall (subject to the provisions of the last sentence of this Section 1.08) end on the next succeeding Business Day. Each Interest Period for any Eurodollar Loan or Bid Auction Advance made, converted or renewed prior to the Maturity Date must end on or prior to the Maturity Date. Any Interest Period for a Eurodollar Loan which begins on a day for which there is no numerically corresponding day in the calendar month during which such Interest Period is to end shall end on the last day of such calendar month (or the next preceding Business Day if such last day is not a Business Day). Any Interest Period for a Eurodollar Loan which otherwise would end on the first Business Day of a calendar quarter shall end on the last Business Day of the prior calendar quarter.

    SECTION 1.09.  REPAYMENTS AND PREPAYMENTS OF PRINCIPAL OF
LOANS; PRO RATA TREATMENT; APPLICATION OF PREPAYMENTS.

         (a) The entire principal of each of the Revolving Credit Notes and the Bid Auction Notes outstanding on the Maturity Date, together with all accrued unpaid interest thereon, shall be absolutely due and payable on the Maturity Date. All the other Obligations shall, if not sooner paid, become and be absolutely due and payable by the Company on the Maturity Date.

         (b) On the last day of each Interest Period for each Eurodollar Loan and each Bid Auction Advance, the Company shall pay all principal, interest and other amounts then outstanding in respect of such Eurodollar Loan or such Bid Auction Advance. Such payment may be made with the proceeds of a new or replacement Domestic Loan, Eurodollar Loan or Bid Auction Advance, to the extent then available, pursuant to all of the terms and limitations of this Agreement.

         (c) In no event shall the aggregate outstanding principal amount of the Revolving Credit Loans and Bid Auction Advances outstanding at any time exceed the Total Commitment at such time, as such Total Commitment may be reduced from time to time in accordance with the provisions hereof. Accordingly, upon any such reduction in the Total Commitment, the Company agrees to prepay so much of the Revolving Credit Loans as may be necessary so that the aggregate outstanding principal amount of the Revolving Credit Loans and Bid Auction Advances will not exceed the Total Commitment, as so reduced. For the avoidance of any doubt, the parties hereto acknowledge and agree that, as used in this Agreement, Revolving Credit Loans do not include Bid Auction Advances.

         (d)  Upon certain sales of assets described in Section
5.06, the Company shall prepay all or a portion of the Advances in accordance with the provisions of such Section 5.06.

         (e) The Company may, at its option, subject to the provisions of Section 1.16, prepay without premium Domestic Loans, in whole or in part, on the following conditions: (i) the Company shall give to the Agent and each of the Banks written notice of any prepayment of Domestic Loans not later than 10:00 a.m., Hartford, Connecticut time, on the Business Day on which such prepayment is to be made; (ii) each prepayment shall be in a minimum amount of $1,000,000 and an integral multiple of $500,000; and (iii) each prepayment must be made to the Agent for disbursement pro rata to each of the Banks. Such notice of prepayment shall be irrevocable and shall specify the date of any such prepayment and the aggregate principal amount to be prepaid pursuant to this paragraph (e) on such date. Subject to the provisions of the next sentence, the Banks may, but shall not be obligated to, permit the Company to prepay Eurodollar Loans and/or Bid Auction Advances. If any Eurodollar Loan or Bid Auction Advance is prepaid, the Company shall indemnify each Bank in accordance with Section 1.16 hereof.

         (f)  Except for payments in respect of Bid Auction
Borrowings, each payment of principal of borrowings hereunder shall be made to each Bank pro rata based upon its percentage of the aggregate outstanding amount of the Loans at the time of such payment.

         (g) Each payment of principal of or interest on any Bid Auction Advance shall be made to the Agent for the benefit of the Bank which has made such Bid Auction Advance, regardless of such Bank's pro rata percentage of the Total Commitment, except that if any amounts are due and payable upon any Revolving Credit Loans at the time of any such payment of a Bid Auction Advance, then such payment shall be made through the Agent to each Bank based on each Bank's pro rata share of the total outstanding principal balance of all Loans and Bid Auction Advances.

         (h) Any partial payment of the Obligations under or in respect of any Note shall be applied by the Bank holding such Note
(i) first, to the payment of all of the interest which shall be due and payable on the principal of such Note at the time of such partial payment, (ii) then, to the payment of all (if any) other amounts (except principal) due and payable under such Note at such time, and (iii) finally, to the payment of principal of such Note.

         (i) Each payment of Fees payable to all of the Banks and each payment in respect of a permanent reduction of the Total
Commitment shall be made to the Agent for distribution to each Bank pro rata based upon its percentage of the Total Commitment.

    SECTION 1.10.  PAYMENTS AND COMPUTATIONS.

         (a) Notwithstanding anything in this Agreement to the contrary, each payment payable by the Company to the Agent or any Bank under this Agreement or the Notes shall be made directly to the Agent, in Dollars at the Agent's Funding Office, not later than 2:00 p.m., Hartford, Connecticut time, on the due date of each such payment and in immediately available funds. The Agent will promptly distribute to each Bank in immediately available funds by wire transfer such Bank's share (if any) of each such payment received by the Agent.

         (b) If any sum would, but for the provisions of this paragraph (b), become due and payable to the Agent or any Bank by the Company under this Agreement or any Note on any day which is not a Business Day, then such sum shall become due and payable on the Business Day next succeeding the day on which such sum would otherwise have become due and payable hereunder or thereunder, and interest payable to the Agent or such Bank under this Agreement or any Note shall be adjusted by the Agent accordingly.

    SECTION 1.11.  PAYMENTS TO BE FREE OF DEDUCTIONS.

         (a) Each payment payable by the Company to the Agent or any Bank under this Agreement or any Note shall be made in accordance with Section 1.10 hereof, in Dollars, without set-off or counterclaim and free and clear of and without any deduction of any kind, except as otherwise permitted by paragraph (b) below.

         (b) Each Bank that is not organized under the laws of the United States or any state thereof (a "Foreign Bank") agrees to provide to the Company and the Agent on or prior to the Effective Date in the case of each Foreign Bank signatory hereto, on the date of any assignment pursuant to which it becomes a Bank in the case of each other Foreign Bank, and at such other times as required by United States law or as the Company or the Agent shall reasonably request (if either such form is applicable), two duly completed signed copies of either (A) Internal Revenue Service Form 4224 (or any successor form), certifying that all payments to be made to such Foreign Bank under this Agreement or any Note will be effectively connected to a United States trade or business (a "Form 4224 Certification") or (B) Internal Revenue Service Form 1001 (or any successor form), certifying that such Foreign Bank is entitled to the benefits of a provision of a tax convention or treaty to which the United States is a party which exempts from United States withholding tax, in whole or in part, all payments to be made to such Foreign Bank under this Agreement or any Note (a "Form 1001 Certification"). In addition, each Foreign Bank agrees that if such Foreign Bank previously filed a Form 1001 Certification it will deliver to the Company and the Agent a new Form 1001 Certification prior to the first payment date falling in the third year following the previous filing of such Form 1001 Certification; and if such Foreign Bank previously filed a Form 4224 Certification it will deliver to the Company and the Agent a new Form 4224 Certification prior to the first payment date occurring in each of its subsequent taxable years. Each Foreign

Bank also agrees to deliver to the Company and the Agent, to theextent applicable, such other additional or supplemental forms as may at any time be required as a result of changes in applicable law, rule, regulation or treaty or the circumstances of such Foreign Bank in order to confirm or maintain in effect its entitlement to any exemption from United States withholding tax on any payments hereunder; provided that the circumstances of such Foreign Bank at the relevant time and applicable law permit it to do so. If a Foreign Bank determines, as a result of (1) applicable law, rule, regulation, treaty, or any official application thereof, or (2) its circumstances, that it is unable to submit any form or certificate that it is obligated to submit pursuant to this Section 1.11(b), or that it is required to withdraw or cancel any such form or certificate previously submitted, it shall promptly notify the Company and the Agent of such fact (a "Withholding Notice").
During any period with respect to which the Company and the Agent
(i) have not received from a Foreign Bank a Form 1001 Certification or a Form 4224 Certification indicating that all payments to be made to such Foreign Bank under this Agreement or any Note are not subject to United States withholding tax (ii) have received a Withholding Notice from a Foreign Bank, or (iii) are for any other reason required by applicable law to deduct or withhold United States federal, state or local income taxes from payments due to a Foreign Bank hereunder or under any Note, the Company shall (A) be permitted to make the deduction or withholding required by applicable law in respect of such United States income taxes, and
(B) pay the full amount required to be deducted or withheld to the United States Internal Revenue Service or other applicable Governmental Authority within the time allowed for such payment under applicable law and deliver to the Agent and the Banks within thirty (30) days after it has made such payment either (x) a receipt issued by such Governmental Authority evidencing its receipt of such payment, or (y) if the Company cannot obtain such a receipt after using reasonable diligence under the circumstances, a certificate duly executed by a principal financial officer of the Company stating the amount and date of such payment and the Bank to which it relates. Each Foreign Bank agrees to indemnify and hold the Company and the Agent harmless from any United States taxes, penalties, interest, expenses and costs (including reasonable fees and disbursements of legal counsel) incurred or payable by them as a result of either (y) such Foreign Bank's failure to submit any form or notice that it is required to provide pursuant to this Section 1.11(b), or (z) the Agent's or the Company's reliance on any such form or notice which such Foreign Bank has provided to them and which is or becomes inaccurate in any material respect.

    SECTION 1.12.  FEES.

         (a) FACILITY FEE. The Company shall pay to the Agent, for the benefit of the Banks, on the first (1st) Business Day of each calendar quarter (commencing October 3, 1994) and on the

Termination Date (each, a "Facility Fee Payment Date"), a facility fee (the "Facility Fee"). Each payment of the Facility Fee shall be in the amount equal to (i) the Applicable Margin for the Facility Fee then in effect, multiplied by (ii) the average daily amount of the Total Commitment during the period commencing on the most recent Facility Fee Payment Date (or July 2, 1994, in the case of the Facility Fee Payment due October 3, 1994) and ending on the day before the Facility Fee Payment Date. The average daily amount of the Total Commitment during the period commencing July 2, 1994 and ending on the Effective Date shall be deemed to be $80,000,000. The Facility Fee shall be calculated on the basis of a 365 or 366 day year (as applicable) and the actual number of days elapsed and shall begin to accrue on July 2, 1994. The Agent shall promptly disburse the Facility Fee to each of the Banks in accordance with their respective percentage shares of the Total Commitment.

         (b) UPFRONT FEE. The Company agrees to pay to the Agent, for the benefit of the Banks, a non-refundable fee, payable on the Effective Date , in the aggregate amount of Fifty-Five Thousand Dollars ($55,000) (the "Upfront Fee"). The Agent shall promptly disburse the Upfront Fee to each of the Banks in accordance with their respective shares of the Total Commitment.

         (c) AGENT'S FEES. The Company agrees to pay to the Agent, solely for account of the Agent, certain fees ("Agent's Fees"), in the amounts and at the times heretofore agreed to between the Agent and the Company executed and delivered in connection herewith.

    SECTION 1.13. USE OF PROCEEDS. The Company represents that the proceeds of all Revolving Credit Loans and all Bid Auction Advances made hereunder shall be used by it for general corporate purposes including acquisitions by the Company, in compliance with this Agreement. The Company further represents, warrants and covenants that the proceeds of all Revolving Credit Loans and all Bid Auction Advances shall not be used by it in any manner which would result in a violation by any Person of Regulation U or X of the Board of Governors of the Federal Reserve System, 12 C.F.R. Parts 221 and 224.

    SECTION 1.14. ILLEGALITY. Notwithstanding any other provisions hereof, if any applicable law, regulation or directive of any Governmental Authority, or any change therein or in the interpretation or application thereof, shall make it unlawful for any Bank to make or maintain Eurodollar Loans, (i) the obligation of such Bank to make such Loans shall terminate, and (ii) the Company shall, if any such Loans are then outstanding, promptly upon request from such Bank, either pay all such Loans (together with interest accrued thereon) made by such Bank either in cash or with the proceeds of a replacement Domestic Loan. If any such payment or replacement of Eurodollar Loans is made on a day that is not the last Business Day of the Interest Period applicable to such Loans, the Company shall pay such Bank all amounts required by
Section 1.16(a).

    SECTION 1.15. INCREASED COSTS; CAPITAL ADEQUACY; SUSPENSION OF EURODOLLAR LOANS.

         (a) INCREASED COSTS RELATING TO CREDIT FACILITIES. In the event that applicable law, treaty or regulation or directive from any Governmental Authority, or any change therein or in the interpretation or application thereof, or compliance by any Bank with any request or directive (whether or not having the force of law) from any central bank or Governmental Authority, shall: (i) subject any Bank to any tax of any kind whatsoever with respect to this Agreement or any Eurodollar Loan or Bid Auction Advance or change the basis of taxation of payments to any Bank of principal, Fees, interest or any other amount payable hereunder (except for changes in the rate of tax on the overall net income of any Bank or taxes arising solely as a result of a Bank's negligent acts or omissions, such as special assessments by governmental authorities not generally applicable to the banking industry); (ii) impose, modify or hold applicable any reserve, special deposit or similar requirements against assets held by, or deposits in or for the account of, advances or loans by, or other credit extended by, any office of any Bank, including pursuant to Regulations of the Board of Governors of the Federal Reserve System (but excluding any such requirement arising solely out of any Bank's negligent acts or omissions and applicable specifically only to such Bank as a result of such negligence and not to the banking industry in general); or
(iii) impose on any Bank any other condition with respect to this Agreement, any Note or any of the Loans or Bid Auction Advances hereunder; and the result of any of the foregoing is to (x) increase the cost to such Bank of making, renewing or maintaining its Eurodollar Loans or Bid Auction Advances (or any part thereof) by an amount that the Bank deems to be material or (y) to reduce the amount of any payment (whether of principal, interest or otherwise) in respect of any of the Eurodollar Loans or Bid Auction Advances by an amount that such Bank deems to be material or (z) to require any Bank to make any payment or to forego any interest or other sum payable hereunder, the amount of which payment or foregone interest or other sum is calculated by reference to the gross amount of any sum receivable or deemed received by the Agent or any Bank from the Company hereunder, then, in any case, to the maximum extent permitted by applicable law, the Company shall promptly pay such Bank, upon its demand, such additional amount as will compensate such Bank for such additional costs, reduction, payment or foregone interest, as the case may be (collectively the "Additional Costs"). It is understood and agreed that Additional Costs shall not include any amounts deducted and withheld by the Company or the Agent pursuant to and in compliance with Section 1.11(b).

         (b) INCREASED CAPITAL COSTS. If any change in, or the introduction, adoption, effectiveness, interpretation, reinterpretation or phase-in of, any law or regulation, directive, guideline, decision or request (whether or not having the force of law) of any court, central bank, regulator or other Governmental Authority affects or would affect the amount of capital required or expected to be maintained by any Bank or any corporation controlling any Bank, excluding any such requirements applied to such Bank's negligent acts or omissions and applicable specifically only to such Bank as a result of such negligence and not to the bank industry as a whole, and such Bank determines (in its reasonable judgment) that the rate of return on its capital as a consequence of its Commitment or the Loans or the Bid Auction Advances made by such Bank is reduced to a level below that which such Bank could have achieved but for the occurrence of any such circumstance, then, in any such case upon notice from time to time by such Bank to the Company, the Company shall immediately pay directly to such Bank additional amounts sufficient to compensate such Bank for such reduction in rate of return. In determining such amounts, the Bank will use reasonable methods of averaging and attribution. The Company may, however, avoid paying such amounts for future rate of return reductions if, within the maximum borrowings permitted herein, the Company borrows such amounts as will cause the Bank to avoid any such future rate of return reductions which would otherwise be caused by such changed capital adequacy requirements or the Company agrees to a reduction in the Total Commitment to achieve the same result.

         (c) If, with respect to any Interest Period, deposits in Dollars (in the applicable amounts) are not being offered to the Agent in any LIBOR Market for such Interest Period, or the Agent otherwise determines (which determination shall be binding and conclusive on the Company) that by reason of circumstances affecting the LIBOR Market, adequate and reasonable means do not exist for ascertaining LIBOR, then the Agent shall promptly notify the Company and the Banks thereof and, so long as such circumstances shall continue, (i) no Bank shall thereafter have any obligation to fund or make available Eurodollar Loans and (ii) on the last day of the current Interest Period for any Eurodollar Loans, such loans shall, unless then repaid in full, automatically convert to Domestic Loans.

    SECTION 1.16.  CERTAIN INDEMNITIES.

         (a) PAYMENT. The Company agrees to indemnify each Bank and to hold each Bank harmless against and from any loss, costs (including the increased costs referred to in Section 1.15 above) or expenses that it may sustain or incur as a direct consequence of
(i) any prepayment of the principal of or interest on any Eurodollar Loan or Bid Auction Advance or (ii) any failure by the Company to complete a borrowing, prepayment, or replacement of or to a Domestic Loan, a Eurodollar Loan or Bid Auction Advance after notice thereof has been given or after telephone notice has been given and is not followed by written notice or is followed by written notice that differs in any respect from the telephonic notice or (iii) any failure by the Company to pay, punctually on the due date thereof, any amount payable to the Agent or any Bank under this Agreement or any Note or (iv) the acceleration, in accordance with the terms of this Agreement, of the time of payment of any of the Obligations. Such losses, costs or expenses shall include, but shall not be limited to, (x) any costs incurred by any Bank in carrying funds which were to have been borrowed by the Company or in carrying funds to cover any overdue principal, overdue interest or any other overdue sums payable by the Company to the Agent or any Bank under this Agreement or any Note, (y) any interest payable by any Bank to the lenders of the funds borrowed by it in order to carry the funds referred to in the immediately preceding clause (x), and (z) any losses (but excluding losses of anticipated profit) incurred or sustained by any Bank in liquidating or re-employing funds acquired from third parties to make, fund or maintain all or any part of any Loan or Bid Auction Advance. Each Bank shall use reasonable efforts to mitigate all such losses, costs or expenses.

         (b) ADDITIONAL INDEMNITY. The Company agrees to indemnify and hold the Agent and each Bank harmless from any and all manner of loss, liability, claim, damages and expenses sustained or incurred arising out of or in any way related to the Company's proposed or actual use of any proceeds of any Advances, including without limitation, reasonable attorneys', and other professionals' fees, court costs and costs of collection, as and when incurred, except to the extent such loss or expenses are the result of the Agent or such Bank's gross negligence or willful misconduct or arise directly from the Agent's or such Bank's affairs with a third party.

    SECTION 1.17. BANK WIRES TO THE COMPANY. All transfers by the Agent to the Company shall be effected by federal wire transfer of immediately available funds to Account Number 0019-5213 of Kaman Corporation maintained at the Agent, unless specifically instructed otherwise in writing by the Company to the Agent.

    SECTION 1.18. AGENT OR BANK CERTIFICATE. A certificate signed by an authorized employee of the Agent or any Bank, setting forth any amount required to be paid by the Company to the Agent or such Bank pursuant to Section 1.07, 1.14, 1.15 or 1.16 and the computations made by the Agent or such Bank to determine such amount, shall be submitted by the Agent or such Bank to the Company in connection with each demand made at any time by the Agent of such Bank upon the Company under the foregoing Sections. Any such certificate submitted pursuant to Section 1.14 or 1.15 shall, absent manifest error, constitute conclusive evidence as to the amount owed pursuant to such Section.

    SECTION 1.19.  INTEREST LIMITATION.   Notwithstanding any other
term of this Agreement or any Note, the maximum amount of interest which may be charged to or collected from any Person liable hereunder or under any Note by the Banks shall be absolutely limited to, and shall in no event exceed, the maximum amount of interest (the "Maximum Rate") which could lawfully be charged or collected under applicable law (including, to the extent applicable, the provisions of Section 5197 of the Revised Statutes of the United States of America, as amended, 12 U.S.C. Section 85, as amended), so that the maximum of all amounts constituting interest under applicable law, howsoever computed, shall never exceed as to any Person liable therefor the Maximum Rate, and any term of this Agreement or any Note which could be construed as providing for interest in excess of such lawful maximum shall be and hereby is made expressly subject to and modified by the provisions of this paragraph. If, in any month, the effective interest rate on any amounts owing pursuant to this Agreement or the Notes, absent the Maximum Rate limitation contained herein, would have exceeded the Maximum Rate, and if in the future month, such effective interest rate would otherwise be less than the Maximum Rate, then the effective interest rate for such month shall be increased to the Maximum Rate until such time as the amount of interest paid hereunder equals the amount of interest which would have been paid if the same had not been limited by the Maximum Rate.

    SECTION 1.20.  EXTENSION OF MATURITY DATE; REPLACEMENT OF
NON-EXTENDING BANKS.

         (a) Provided that the Total Commitment shall not have been terminated, the Company may request that the Maturity Date then in effect be extended to the date which is exactly one year after such Maturity Date by delivering a written notice (an "Extension Request") to each Bank between March 15 and April 15 of any year. Each Bank may, in its sole discretion, either agree to or not agree to such extension and shall deliver written notice of its decision to the Company and the Agent (which shall promptly notify each of the other Banks) within 60 days after its receipt of the Extension Request. Unless all Banks agree to extend the Maturity Date as provided above in this paragraph (a), the Maturity Date will not be extended.

         (b) If at any time any Bank declines to extend the Maturity Date as provided in paragraph (a) above, so long as no Event of Default has occurred and is continuing, the Company shall have the right to offer to one or more Banks the right to increase their Commitments up to, in the aggregate for all such increases, the Commitment(s) of all such non-extending Banks, provided that no Bank shall be obligated to increase its Commitment in response to any such offer.

         (c) If at any time any Bank declines to extend the Maturity Date as provided in paragraph (a) above and the extending Banks have not increased their Commitments as provided in paragraph
(b) above, so long as no Event of Default has occurred and is continuing and a commitment to become a Bank for all purposes under this Agreement and to assume all obligations of the Bank to be replaced has been obtained from one or more banks or financial institutions reasonably acceptable to the Agent, the Company may replace the non-extending Bank with such other bank or financial institution; provided that, prior to such replacement, (i) all principal, interest, fees and other amounts due and payable to such non-extending Bank through such date of replacement have been paid, and (ii) all of the requirements for such assignment contained in
Section 10.05 have been fulfilled.

                             ARTICLE II
                   REPRESENTATIONS AND WARRANTIES

    The Company represents and warrants to the Agent and each Bank that:

    SECTION 2.01. DUE ORGANIZATION; GOOD STANDING; QUALIFICATION. The Company and each of its Subsidiaries are duly organized, validly existing and in good standing under the laws of their respective jurisdictions of incorporation, except where a Subsidiary's failure to be in good standing would not have a Material Adverse Effect. Each of the Company and its Subsidiaries has all requisite corporate power, authority, licenses, consents, approvals and the like required to own and operate its respective properties (except where the failure to do so would not have a Material Adverse Effect) and to carry on its respective business as presently conducted, and each is duly qualified to do business and is in good standing as a foreign corporation in each jurisdiction wherein the character of the properties owned or leased by it therein or in which the transaction of its respective business therein makes such qualification necessary and failure to comply with any of the foregoing would have a Material Adverse Effect.

    SECTION 2.02. DUE AUTHORIZATION; NO CONFLICTS. The execution and delivery by the Company of this Agreement and the Notes, the performance by the Company of all of its agreements and obligations under each of such documents, and the Company's authority to make the borrowings contemplated thereby, have been duly authorized by all necessary corporate or other action on the part of the Company.

Such execution, delivery, and performance by the Company, and the making by the Company of the borrowings contemplated hereby, do not and will not (a) contravene any provision of the Company's Governing Documents, (b) conflict with or result in a breach of the terms, conditions or provisions of, or constitute a default under or result in the creation of any Lien upon any of the property of the Company, under any agreement, trust, deed, indenture, mortgage or other instrument to which the Company is a party or by which the Company or any of its properties is bound or affected, or (c) require any waiver, consent or approval by any creditors, shareholders, or public authority.

    SECTION 2.03. BINDING AGREEMENTS. This Agreement constitutes, and the Notes and any other instrument delivered in connection herewith, when issued and delivered pursuant hereto for value received shall constitute, the legal, valid and binding obligations of the Company, enforceable in accordance with their respective terms, except as enforcement may be limited by principles of equity, bankruptcy, insolvency, or other laws affecting the enforcement of creditors' rights generally.

    SECTION 2.04. SUBSIDIARIES. All of the issued and outstanding shares of capital stock of each Subsidiary of the Company which is owned by the Company or a Subsidiary of the Company, has been validly issued and is fully paid and non-assessable and is free and clear of any Lien. No rights to subscribe for additional shares of stock of any Subsidiary have been granted.

    SECTION 2.05. NO DEFAULTS. No Default or Event of Default is continuing.

    SECTION 2.06. FINANCIAL STATEMENTS. The Company has furnished to each of the Banks: (a) the audited consolidated and consolidating balance sheets of the Company and its Subsidiaries as at December 31, 1993, and the related consolidated and consolidating statements of income, cash flows and shareholders' equity of the Company and its Subsidiaries for the fiscal year ended December 31, 1993, certified by Messrs. Peat Marwick Main & Co., certified public accountants, and (b) the unaudited consolidated and consolidating balance sheets of the Company and its Subsidiaries as at March 31, 1994, and related consolidated and consolidating statements of income, cash flows and shareholders' equity for the three (3) months ended March 31, 1994, certified by the president or principal financial officer of the

Company. Such balance sheets and statements have been prepared in conformity with GAAP applied on a consistent basis throughout the periods specified and present fairly the financial condition and results of operations of the Company and its Subsidiaries as at the dates and for the periods indicated. The balance sheets referred to in this Section 2.06 and the notes thereto disclose all material liabilities, direct or contingent, known to the Company and its Subsidiaries as of the dates thereof.

    SECTION 2.07. NO MATERIAL ADVERSE CHANGES. Since December 31, 1993, there has been no change in the business, assets, operations, prospects, liabilities or condition, financial or otherwise, of the Company and its Subsidiaries, taken as a whole, other than changes the effect of which have not had a Material Adverse Effect.

    SECTION 2.08. NO MATERIAL LITIGATION. No action, suit, investigation or proceeding is pending or known to be threatened by or against or affecting the Company or any of its Subsidiaries or any of their respective properties or rights before any Governmental Authority (a) which involves this Agreement or the Notes or (b) as to which there is a reasonable possibility of an adverse determination and which, if adversely determined, could, individually or in the aggregate, result in a Material Adverse Effect.

    SECTION 2.09. TRUE COPIES OF GOVERNING DOCUMENTS. The Company has furnished or caused to be furnished to the Agent true and complete copies of all of its Governing Documents.

    SECTION 2.10. COMPLIANCE WITH ENVIRONMENTAL LAWS. To the best of the Company's knowledge and belief, the Company and each of its Subsidiaries is in substantial compliance with all material provisions of applicable Environmental Laws and all judgments, orders and decrees relating thereto and binding upon the Company or any of its Subsidiaries, except where failure to be in compliance would not have a Material Adverse Effect.

    SECTION 2.11. LIENS. To the best of the Company's knowledge and belief, the aggregate principal amount of indebtedness for borrowed money of the Company and its Subsidiaries, on a consolidated basis, which is secured by Liens on assets of the Company or any of its Subsidiaries, is less than $15,000,000 as of the Effective Date.

    SECTION 2.12.  COMPLIANCE WITH ERISA.  To the best of the
Company's knowledge and belief, the Company and each of its Subsidiaries is in substantial compliance with all material provisions of ERISA.

    SECTION 2.13. EXISTING CREDIT AGREEMENT. As of the Effective Date, no Obligations (under and as defined in the Existing Credit
Agreement) are due and payable, and no Default or Event of Default (under and as defined in the Existing Credit Agreement) is continuing.

                               ARTICLE III
                          CONDITIONS OF LENDING

    SECTION 3.01. CONDITIONS OF INITIAL LOANS. The obligation of each Bank to make its first Revolving Credit Loan or to consider making any Bid Auction Advance under this Agreement is subject to the satisfaction of each of the following conditions precedent at the time of the execution of this Agreement:

         (a) EXECUTION OF THIS AGREEMENT AND NOTES. This Agreement, each of the Revolving Credit Notes and each of the Bid Auction Notes shall have been duly and properly authorized, executed and delivered by the respective party or parties thereto and shall be in full force and effect on and as of the Effective Date. Executed original counterparts of this Agreement shall have been delivered to the Agent.

         (b) EVIDENCE OF CORPORATE ACTION; CERTIFIED COPIES OF GOVERNING DOCUMENTS. The Agent shall have received certified copies of: (i) all corporate action taken by the Company to authorize the execution, delivery and performance of this Agreement and the Notes, and the borrowings to be made hereunder; (ii) all the Company's Governing Documents; and (iii) such other papers as the Agent may reasonably require.

         (c) PROCEEDINGS AND DOCUMENTS. All corporate, governmental and other proceedings in connection with the transactions contemplated by this Agreement and all instruments and documents incidental thereto (including, but not limited to, those to be delivered pursuant to the provisions of this Article III), shall be in form and substance satisfactory to the Agent, and the Agent shall have received all such counterpart originals or certified or other copies of all such instruments and documents as the Agent shall have reasonably requested.

         (D) OPINION OF COUNSEL. The Agent shall have received an opinion addressed to the Banks and the Agent from Glenn M.
Messemer, Esq., counsel for the Company, in or substantially in the form of Exhibit C attached hereto, dated as of the Effective Date, accompanied by such supporting documents as the Agent may reasonably require.

    SECTION 3.02.  CONDITIONS OF EACH LOAN AND BID AUCTION ADVANCE.

The obligation of each Bank to make any Revolving Credit Loan or to consider making any Bid Auction Advance are subject to the satisfaction, at the time such loan is to be made, of each of the following conditions precedent:

         (a) NOTICE OF BORROWING. The Company shall have duly and timely given to the Agent all notices required by this Agreement in connection with such Revolving Credit Loan or such Bid Auction Advance. Such notice, without more, shall constitute certification by the Company as to the matters set forth in paragraphs (c) and
(d) below.

         (b) LEGALITY OF TRANSACTIONS. It shall not be unlawful for the Company to perform any of its agreements or obligations under this Agreement or any of the Notes.

         (c) PERFORMANCE; NO DEFAULT. The Company shall have duly and properly performed, complied with and observed each of its covenants, agreements and obligations contained in this Agreement and the Notes. No Default or Event of Default shall have occurred and be continuing.

         (d) REPRESENTATIONS AND WARRANTIES. Each of the representations and warranties made by the Company in this Agreement shall have been true and correct in all material respects when made and shall, for all purposes of this Agreement, be deemed repeated on and as of the date of any application by the Company for any Advance hereunder and on the date of making such Advance and shall be true and correct in all material respects on and as of each of such dates. The Company's representations and warranties in Section 2.11 shall not be deemed repeated in connection with any Advance other than the first Revolving Credit Loan hereunder.

                             ARTICLE IV
                      AFFIRMATIVE COVENANTS

    The Company covenants and agrees with the Agent and the Banks that, so long as any Commitments remain in effect and until such later date as all the Obligations are paid in full in cash, unless the Majority Banks otherwise consent in writing, the Company shall and shall cause each of its Subsidiaries to:

    SECTION 4.01. FINANCIAL STATEMENTS; NOTICE OF EVENTS OF DEFAULT. Deliver to the Agent and each of the Banks: (a) within sixty (60) days after the close of each of the first three quarters of each fiscal year of the Company and within one hundred twenty
(120) days after the close of each fiscal year of the Company, the consolidated and consolidating balance sheets of the Company and its Subsidiaries as of the close of each such period and consolidated and consolidating statements of income and retained earnings for such period, prepared in conformity with GAAP, applied on a basis consistent with that of the preceding period or containing disclosure of the effect on financial position or results of operations of any change in the application of GAAP during the period, and certified by the president or a principal financial officer of the Company as accurate, true and correct in all material respects; (b) together with each such balance sheet, a Compliance Certificate substantially in the form of Exhibit D attached thereto; (which Compliance Certificate shall contain written calculations by the Company in reasonable detail concerning compliance or non-compliance, as the case may be, by the Company with the financial covenants referred to herein); (c) together with the annual financial statements required to be delivered pursuant to clause (a) above for each fiscal year, a report containing an unqualified opinion of Peat Marwick Main & Co. or a comparable nationally recognized certified public accounting firm, which opinion shall state that such financial statements fairly present the financial condition and results of operations of the Company and its Subsidiaries in accordance with GAAP; (d) promptly upon the Agent's written request, such other information about the financial condition and operations of the Company and its Subsidiaries, and any endorser or guarantor (if any), as the Agent may, from time to time, reasonably request; (e) promptly after becoming available, copies of all financial statements, reports, notices and proxy statements sent by the Company to stockholders, and of all regular and periodic reports filed by the Company with any securities exchange or with the SEC or any governmental agency successor to any or all of the functions of the SEC, and of all press releases issued by the Company; (f) promptly upon becoming aware of any Default or Event of Default, notice thereof in writing; (g) promptly upon becoming aware of any development that is likely to result in an Event of Default, notice thereof in writing; and (h) promptly after becoming aware of any Change in Control, notice thereof in writing.

    SECTION 4.02. SECURITIES REGULATION COMPLIANCE REPORTS. Promptly deliver to the Agent and each of the Banks a copy of: (a) all filings including financial statements and reports filed therewith and amendments thereto made by the Company with the SEC pursuant to the Securities Act of 1933, the Securities Exchange Act, and the rules and regulations promulgated under either of them; (b) all filings, financial statements and reports filed therewith and amendments thereto made by the Company with each securities exchange on which the securities of the Company are listed, if any, pursuant to the rules and regulations of each such exchange; and (c) all written communications, financial statements, reports, notices and proxy statements sent to any class of holders of securities of the Company.

    SECTION 4.03. INSURANCE. (a) Keep its properties insured against fire and other hazards (so-called "All Risk" coverage) in amounts and with companies satisfactory to the Agent to the same extent and covering such risks as are customary and reasonably available in the same or a similar business; (b) maintain public liability coverage against claims for personal injuries or death; and (c) maintain all worker's compensation, employment or similar insurance as may be required by applicable law. Alternatively, the Company may self-insure in such amounts and in such manner as may be appropriate in the Company's industry and in the Company's reasonable business judgment. The Company, upon the Agent's request, agrees to deliver copies of all of the aforesaid insurance policies to the Agent.

    SECTION 4.04. TAX AND OTHER LIENS. Except for taxes the payment of which is being contested in good faith after the establishment of any reserves required by GAAP consistently applied, pay or cause to be paid all taxes, assessments and governmental charges of every kind which would, in the aggregate, if not paid, be material as to the Company and its Subsidiaries when taken as a whole or be reportable under the Securities Exchange Act or required under FASB Standards to be disclosed on the Company's consolidated audited financial statements; and the Company shall deliver to the Agent such other information related to the Company's and its Subsidiaries' taxes as may be reasonably requested by the Agent.

    SECTION 4.05. LITIGATION. Promptly notify the Agent of any legal proceedings or litigation (a) material to the Company and its Subsidiaries when taken as a whole or reportable under the Securities Exchange Act or required under FASB Standards to be disclosed on the Company's consolidated audited financial statement, or (b) which questions the validity of this Agreement, the Notes, any instrument delivered in connection herewith or therewith, or any action to be taken in connection with the transactions contemplated hereby or thereby; and promptly provide to the Agent such other information related to such proceedings or litigation as reasonably requested by the Agent.

    SECTION 4.06. CONDUCT OF BUSINESS. Do or cause to be done all things necessary to (a) preserve and keep in full force and effect its legal existence under the laws of its jurisdiction of incorporation; (b) obtain, preserve, renew, extend and keep in full force and effect all rights, licenses, permits, franchises, authorizations, patents, copyrights, trademarks and trade names material to the conduct of its business; (c) comply in all material respects with all Requirements of Law; (d) comply with all of its Governing Documents; (e) maintain its qualification to do business in each jurisdiction in which the conduct of business requires such qualification; and (f) maintain and preserve all property material to the conduct of its business and keep such property in good repair, working order and condition from time to time, and make, or cause to be made, all needful and proper repairs, renewals, additions, improvements and replacements thereto necessary in order that the business carried on in connection therewith may properly be conducted at all times, except, in each case, (i) where the failure to do so would not have a Material Adverse Effect, (ii) that the Company may liquidate or dissolve non-material Subsidiaries from time to time as the Company in the proper exercise of its judgment may determine, so long as any such liquidation or dissolution shall not, either individually or in the aggregate, have a Material Adverse Effect, and (iii) the Company may liquidate or sell such other assets as it may deem advisable, in the proper exercise of its judgment, so long as such sale or liquidation is in compliance with Section 5.06.

    SECTION 4.07. PENSION PLANS. If and when the Company or any Subsidiary gives or is required to give notice to the PBGC of any Reportable Event (which Reportable Event is material to the Company and its Subsidiaries when taken as a whole or is reportable under the Securities Exchange Act or required under FASB Standards to be disclosed on the Company's consolidated audited financial statements), with respect to any Plan which might constitute grounds for a termination of such Plan under Title IV of ERISA, or knows that any member of the Controlled Group or the plan administrator of any Plan has given notice or is required to give notice of any Reportable Event, the Company shall simultaneously send the Agent a copy of such notice.

    SECTION 4.08. RECORDS AND ACCOUNTS. Maintain true records and books of account, complete and correct in all material respects and in accordance with GAAP, and maintain adequate accounts and reserves for all taxes (including income taxes), all depreciation, depletion, obsolescence and amortization of its properties, all other contingencies, and all other proper reserves.

    SECTION 4.09. INSPECTION. Permit any officer or employee designated by the Agent or any Bank to visit and inspect any of its properties and to examine its books and discuss the affairs, finances and accounts of the Company or any of its Subsidiaries with its officers, all at such reasonable times, upon reasonable notice, in a reasonable manner and as often as the Agent or any Bank may reasonably request, subject to compliance with all applicable security regulations and requirements of the United States and the Company's reasonable policies and practices applicable to safeguarding its trade secrets and proprietary products and practices. The Company agrees with the Agent and the Banks that such policies and practices may restrict access by the Agent and the Banks to certain areas of certain facilities of the Company or its Subsidiaries, but that such policies and practices shall not restrict in any material respect access by the Agent and the Banks to personnel of the Company and its Subsidiaries.

    SECTION 4.10. EQUAL AND RATABLE LIENS. If the Company or any of its Subsidiaries shall create any Lien upon any of its property or assets, whether now owned or hereafter acquired, to secure Indebtedness under the BNS Credit Agreement for the pro rata benefit of all lenders under the BNS Credit Agreement, it shall forthwith make or cause to be made effective provision to secure the Obligations hereunder equally and ratably and in the same manner as under the BNS Credit Agreement as long as any such Indebtedness under the BNS Credit Agreement shall be so secured. This covenant shall not be construed as a consent by the Majority Banks to any Lien not permitted by Section 5.01.

    SECTION 4.11. FURTHER ASSURANCES. Cooperate with the Agent and each Bank and take such action and execute such further instruments and documents as the Agent shall reasonably request to effect the purposes of this Agreement and the Notes.

                               ARTICLE V
                          NEGATIVE COVENANTS

    The Company covenants and agrees with the Agent and the Banks that, at the time of the requesting or making of any Advance and so long as any Advance remains outstanding or any Fees or interest payable hereunder remains unpaid after becoming due and payable (and, with respect to the Company's covenants in Section 5.04 and 5.06, so long as any Commitments remain in effect and until such later date as all the Obligations are paid in full in cash), unless the Majority Banks otherwise consent in writing, the Company shall not nor will it permit any Subsidiary to:

    SECTION 5.01. LIENS. Incur or permit to exist any Lien against any of its property or assets, whether now owned or hereafter acquired, except:

         (a)  [INTENTIONALLY DELETED];

         (b) any judgment Lien unless (in case of a judgment which shall be material to the Company and its Subsidiaries when taken as a whole or which is reportable under the Securities Exchange Act or required under FASB Standards to be disclosed in the Company's audited consolidated financial statements) the judgment it secures shall not, within thirty (30) days after the entry thereof, have been discharged or execution thereof stayed pending appeal, or unless any such judgment shall not have been discharged within sixty (60) days after the expiration of any such stay;

         (c) easements, rights-of-way, zoning and similar restrictions, encumbrances or title defects (but specifically excluding mortgages and any other Liens securing Indebtedness) which, in the aggregate, do not materially detract from the value of the properties of, and do not materially and adversely interfere with the ordinary conduct of the business of, the Company or any of its Subsidiaries;

         (d) Liens incurred in the ordinary course of business (such as liens on inventory granted in connection with the Company's securing of the Company's repayment of reimbursement obligations under banker's acceptances or commercial letters of credit but which liens cover solely the inventory which is the subject of such banker's acceptance or commercial letters of credit) which are not material (individually or in the aggregate) to the Company and its Subsidiaries when taken as a whole and do not secure indebtedness for borrowed money (other than reimbursement obligations under banker's acceptances or commercial letters of credit described in the foregoing parenthetical);

         (e) Liens on assets which secure previously existing Indebtedness of corporations or business entities acquired by the Company or a Subsidiary, whether by purchase of assets and assumption of liabilities or by purchase of stock, so long as (i) such acquisition is otherwise permitted by the terms of this Agreement, (ii) the Company is in compliance with all of its covenants herein after the completion of such acquisition, and
(iii) such Liens were not incurred in contemplation of such acquisition and as a result of such acquisition, do not extend to any of the Company's or any Subsidiary's assets owned before such acquisition provided that, not later than 90 days after any such acquisition the Company shall extinguish, or cause to be extinguished, such Liens unless those Liens are otherwise permitted under the terms of clauses (a), (b), (c), (d), (f), or (g) of this
Section 5.01;

         (f) any other Liens at any time on assets (other than inventory and accounts receivable) owned by the Company or any of its Subsidiaries which, in the aggregate, do not secure Indebtedness in excess of fifteen percent (15%) of the Company's Consolidated Tangible Assets as reflected on the financial statements of the Company and its Subsidiaries most recently delivered to the Banks pursuant to Section 4.01; and

         (g) liens on accounts receivable of the Company or any Subsidiary which have been sold in compliance with Section 5.06.

No Indebtedness or Liens which might be permitted in connection with the transactions described in subsection (e), (f), and (g) above shall be permitted if, after giving effect to the incurrence of such Indebtedness or Liens, a violation of the financial covenants contained in Article VI would or shall exist.

    SECTION 5.02. LIMITATION ON INDEBTEDNESs. Create, incur or permit to exist or remain outstanding any Indebtedness, or issue or sell any obligation of any Subsidiary to a third party lender (other than pursuant to the terms of this Agreement), if such Indebtedness would (i) cause the Company to be in violation of any of the financial covenants set forth in Article VI below, or (ii) (in the case of any Subsidiary or Subsidiaries) exceed, individually or in the aggregate at any time, the amount of any Indebtedness permitted to be secured pursuant to Section 5.01(e) and (f).

    SECTION 5.03. CONTINGENT LIABILITIES. Assume, guarantee, endorse or otherwise become liable upon the obligations of any Person or enter into any other agreement having substantially the same effect as a Guarantee, except for the endorsement of negotiable instruments for deposit or collection or other transactions in the ordinary course of business which are not material to the Company and its Subsidiaries when taken as a whole, provided that the Company may guarantee Indebtedness of its Subsidiaries so long as the aggregate amount of all Indebtedness so guaranteed, when totaled with all Consolidated Total Funded Debt, without duplication (if not already included therein), shall not result in a violation of any of the financial covenants herein or in any other Event of Default hereunder. The foregoing shall not prohibit contractual indemnities, not having substantially the same effect as a Guarantee, given in the ordinary course of business.

    SECTION 5.04. CONSOLIDATION OR MERGER. Enter into or undertake any plan or agreement or transaction to merge into or consolidate with or into any Person, unless immediately after the consummation of such merger or consolidation, (a) the Company or (if the merger or consolidation is between a Subsidiary and an unaffiliated Person or if the Company elects to reincorporate by merger into a domestic Subsidiary) such Subsidiary is the surviving entity (and, in the case of such a reincorporation by merger, (i) such Subsidiary expressly assumes, in a written instrument executed and delivered to the Agent, all the Obligations of the Company under this Agreement and each of the Notes and (ii) the Agent and the Banks have received a written opinion of outside legal counsel to the Company stating that, pursuant to such merger and instrument of assumption, such Subsidiary has assumed all the Obligations of the Company under this Agreement and each of the Notes), (b) the Company's management remains in control of the merged entity, and
(c) no Default or Event of Default hereunder shall exist or would be reasonably likely to occur as a result of such transaction. For the purposes of this Section 5.04, the acquisition by the Company of all or substantially all of the shares of capital stock or all or substantially all of the assets of any Person shall be deemed to be a consolidation of such Person with the Company. Nothing herein shall prohibit the Company from divesting a Subsidiary by merging it with another corporation so long as the Company otherwise complies with Section 5.06 below.

    SECTION 5.05.  LIMITATION ON CERTAIN OTHER FUNDAMENTAL CHANGES.

In the case of the Company, liquidate, wind-up or dissolve itself
(or suffer any liquidation, winding up or dissolution to occur), or make any liquidating distribution.

    SECTION 5.06. SALE OF ASSETS. Sell or transfer any assets, except for:

         (a) sales of inventory in the ordinary course of business;

         (b) sales of accounts receivable in the ordinary course of business under accounts receivable purchase programs, provided that such transactions qualify as "sales" of accounts receivable under Section 5 of Rule #77 of the Financial Accounting Standards Board (as in effect on the date hereof); and

         (c) sales of assets (other than those referred to in paragraph (a) and (b) above)for fair value (including sales for fair value of assets in transactions in which the Company leases back the assets sold for fair value) the book value of which (at the time of sale) does not exceed in the aggregate (i) for any fiscal year of the Company, fifteen percent (15%) of the Company's Consolidated Tangible Assets (as reflected on the financial statements of the Company and its Subsidiaries most recently delivered to the Banks pursuant to Section 4.01), and (ii) for the period commencing on the Effective Date and ending on the Maturity Date, forty-five percent (45%) of the Company's Consolidated Tangible Assets (as reflected on the financial statements of the Company and its Subsidiaries most recently delivered to the Banks pursuant to Section 4.01).

In the event of any sale or transfer of assets of the Company or any Subsidiary not permitted by paragraph (a), (b) or (c) above (any such sale or transfer not permitted by paragraph (a), (b) or (c) above being referred to herein as a "Designated Sale"), the Company will promptly (and, in any event, within five (5) Business
Days) thereafter give written notice of such Designated Sale to the Agent and each of the Banks (a "Designated Sale Notice"), describing in reasonable detail all material terms of such Designated Sale, including a reasonably detailed description of the assets sold, the purchase price and net book value of such assets, and the net proceeds receivable by the Company or any of its Subsidiaries in connection with such Designated Sale. If any Designated Sale occurs prior to the Maturity Date, the Total

Commitment will be reduced, on the tenth (10th) Business Day after receipt by the Company of written notice (a "Pay-Down Notice") from the Agent (at the direction of the Majority Banks) that the Total
Commitment is to be so reduced.    The Agent shall give a Pay-Down
Notice, if at all, not later than ten (10) days after receipt by the Agent and the Banks of a Designated Sale Notice conforming to the requirements of this Section 5.06. The amount of each such reduction in the Total Commitment in any fiscal year of the Company shall be equal to (i) the aggregate book value of all assets sold or transferred during such fiscal year not in compliance with paragraph (a) or (b) above, minus (ii) an amount equal to fifteen percent (15%) of the Company's Consolidated Tangible Assets on the date hereof, minus (iii) the aggregate amount of all previous reductions in the Total Commitment during such fiscal year pursuant to this Section 5.06 or otherwise. No Designated Sales shall be permitted during the one month period prior to the Maturity Date (as the Maturity Date may be extended from time to time in compliance with this Agreement).

    SECTION 5.07.  AFFILIATE TRANSACTIONS.  Enter into any
transaction with an affiliate, except in the ordinary course of business and pursuant to the reasonable requirements of the Company's and, if applicable, such Subsidiary's business and upon fair, reasonable and arm's-length terms.

    SECTION 5.08. CERTAIN RESTRICTIVE AGREEMENTS. Enter into or permit to exist any indenture, agreement, instrument or other arrangement (other than this Agreement and the Notes) in connection with the incurrence of Indebtedness which, directly or indirectly, prohibits or limits, or has the effect of prohibiting or limiting,
(a) the incurrence of Indebtedness to the Banks pursuant to this Agreement, or the payment of such Indebtedness to the Banks or (b) the payment of dividends by any Subsidiary or the making by any Subsidiary of any advances or other payments or distributions to the parent of such Subsidiary.

    SECTION 5.09. COMPLIANCE WITH ENVIRONMENTAL LAWS. Except in compliance with all applicable Environmental Laws (and except to the extent that non-compliance would not have a Material Adverse Effect), (a) use any of the Real Estate or any portion thereof for the handling, processing, storage or disposal of Hazardous Substances, (b) cause or permit to be located on any of the Real Estate any underground tank or other underground storage receptacle for Hazardous Substances, or (c) generate any Hazardous Substances on any of the Real Estate.

                               ARTICLE VI
                           FINANCIAL COVENANTS

    The Company covenants and agrees with the Agent and the Banks that, at the time of the requesting or making of any Advance and so long as any Advance remains outstanding or any Fees or interest payable hereunder remains unpaid after becoming due and payable, unless the Majority Banks otherwise consent in writing, the Company shall not:

    SECTION 6.01.  CONSOLIDATED NET WORTH.  Cause or permit the
Company's Consolidated Net Worth to be less than $200,000,000.

    SECTION 6.02. FIXED CHARGE COVERAGE RATIO. Cause or permit the ratio of (a) the Company's Operating Profit for the four (4) most recently completed fiscal quarters of the Company, to (b) the aggregate consolidated interest expense on borrowed money (including the Obligations) (net of cash income from investments) of the Company and its Subsidiaries for such four fiscal quarters, to be less than 2.5 to 1.

    SECTION 6.03.  CONSOLIDATED TOTAL INDEBTEDNESS TO TOTAL
CAPITALIZATION.  Cause or permit the Company's Consolidated Total
Indebtedness to exceed forty-five percent (45%) of its Total
Capitalization at any time.

                              ARTICLE VII
                  EVENTS OF DEFAULT; CERTAIN REMEDIES

    SECTION 7.01. EVENTS OF DEFAULT. The occurrence of any one or more of the following events or conditions shall constitute an "Event of Default":

         (a) the principal amount due upon any Note is not paid when due, whether at maturity, by acceleration or otherwise;

         (b) any interest on any Note or any Fee due hereunder is not paid within five (5) Business Days of the due date thereof;

         (c) default is made in the due observance or performance of any other covenant, term or agreement contained in this Agreement, and such default continues unremedied for a period of thirty (30) days after any executive, legal or financial officer of the Company becomes aware or is notified by the Agent of such default, whichever first occurs;

         (d) any representation made by the Company in Article II of this Agreement shall be false or incorrect in any material respect on the date as of which made or deemed to have been made or repeated, unless (i) (A) the fact or condition which made such representation false or incorrect is changed or remedied, within 15 days after any executive, legal or financial officer of the Company becomes aware of such misrepresentation, to make such representation true and correct in all material respects, or (B) the Company shall have disclosed in reasonable detail to the Agent and each of the Banks the nature and extent of such misrepresentation within 15 days after any executive, legal or financial officer of the Company becomes aware of such misrepresentation, and (ii) no Material Adverse Effect shall have occurred as a result of the fact or condition which made such representation false or incorrect;

         (e) any obligation of the Company or any Subsidiary for the payment of Indebtedness in excess of Five Million Dollars ($5,000,000), individually or in the aggregate, (i) becomes or is declared to be due and payable prior to the stated maturity thereof as a result of a default by the Company or any Subsidiary, or (ii) is not paid when due or within any grace period for the payment thereof, or (iii) is evidenced or secured by an agreement pursuant to which there shall occur any default in the performance or observance of any other term, condition or agreement if the effect of such default is to cause the holder or holders of such obligation to cause such obligation to become due prior to its stated maturity;

         (f) the Company or any Subsidiary makes an assignment for the benefit of creditors; admits in writing its inability to pay its debts as they become due; files a voluntary petition in bankruptcy; is adjudicated bankrupt or insolvent; files or consents to the filing of any petition or answer seeking for itself any reorganization, arrangement, composition, readjustment, dissolution, liquidation or similar relief under any present or future statute, law or regulation of any jurisdiction; petitions or applies to any tribunal for any receiver, liquidator, fiscal agent or any other similar agent or any trustee; or there is commenced against the Company or any Subsidiary any such proceeding without the consent of the Company which is not dismissed within thirty
(30) days after  the commencement thereof; and

         (g) any Change in Control occurs, and the Agent and the Banks notify the Company within thirty (30) days after first being notified by the Company of the Change in Control that the Agent and the Banks do not consent to the Change in Control.

    SECTION 7.02. ACCELERATION OF OBLIGATIONS. If any one or more Events of Default shall at any time be continuing, the Agent may, and, upon the written direction of the Majority Banks, shall, by giving notice to the Company, declare all of the Obligations, including the entire unpaid principal of all the Notes, all of the unpaid interest accrued thereon, and all (if any) other sums payable by the Company under this Agreement or the Notes, to be immediately due and payable; except that upon the occurrence of any Event of Default under Section 7.01(f), all of the Obligations, including the entire unpaid principal of all the Notes, all of the unpaid interest accrued thereon, and all (if any) other sums payable by the Company under this Agreement or the Notes shall automatically and immediately be due and payable. Thereupon, all of such Obligations which are not already due and payable shall forthwith become and be absolutely and unconditionally due and payable, without any further notice (or any notice, as the case may be), or any other formalities of any kind, all of which are hereby expressly and irrevocably waived.

    SECTION 7.03.  TERMINATION OF COMMITMENTS; EXERCISE OF OTHER
REMEDIES.  If any one or more Defaults shall be continuing under
Section 7.01(c), or if any one or more Events of Default shall be continuing, then:

         (a) Subject always to the provisions of Section 8.10, each of the Banks and the Agent may proceed to protect and enforce all or any of its rights, remedies, powers and privileges under this Agreement or the Notes by action at law, suit in equity or other appropriate proceedings, whether for specific performance of any covenant contained in this Agreement or any Note or in aid of the exercise of any power granted to the Agent or any Bank herein or therein; and

         (b) The Agent may, and, upon the written request of the Majority Banks, shall, by giving notice to the Company, immediately terminate the Commitments of each of the Banks in full, and each Bank shall thereupon be relieved of all of its obligations to make any Loans hereunder; except that upon the occurrence of any Event of Default under Section 7.01(f), the Commitments of all of the Banks shall automatically terminate in full, and each Bank shall thereupon be relieved of all of its obligations to make any Loans hereunder. No termination of the Commitments of the Banks hereunder shall relieve the Company of any of its Obligations.

    SECTION 7.04. NO IMPLIED WAIVERS; RIGHTS CUMULATIVE. No delay on the part of the Agent or any Bank in exercising any right, remedy, power or privilege under this Agreement or any of the Notes provided by statute or at law or in equity or otherwise shall impair, prejudice or constitute a waiver of any such right, remedy, power or privilege or be construed as a waiver of any Default or Event of Default or as an acquiescence therein. No right, remedy, power or privilege conferred on or reserved to the Agent or any Bank under this Agreement or any of the Notes or otherwise is intended to be exclusive of any other right, remedy, power or privilege. Each and every right, remedy, power and privilege conferred on or reserved to the Agent or any Bank under this Agreement or any of the Notes or otherwise shall be cumulative and in addition to each and every other right, remedy, power or privilege so conferred on or reserved to the Agent or any such Bank and (subject to the provisions of Section 8.10) may be exercised at such time or times and in such order and manner as the Agent or any such Bank shall (in its sole and complete discretion) deem expedient.

    SECTION 7.05. SET-OFF. Any deposits or other sums at any time credited by or due from any Bank to the Company and any securities or other property of the Company in any Bank's possession may at all times be held and treated as collateral security for the payment and performance of the Obligations. Regardless of the adequacy of any collateral, while any Event of Default is continuing, any deposits or other sums credited by or due from any of the Banks to the Company may be appropriately applied to or set-off against any of the Obligations due to such Bank hereunder without notice to the Company or compliance with any other condition precedent now or hereafter imposed by statute, rule of law or otherwise (all of which are hereby expressly waived by the Company). Each Bank agrees with each other Bank that (i) if an amount to be set off is to be applied to indebtedness of the Company to such Bank, other than the Obligations, such amount shall be applied ratably to such other indebtedness and to the Obligations, and (ii) if such Bank shall receive from the Company, whether by voluntary payment, exercise of the right of setoff, counterclaim, cross action, enforcement of the claim evidenced by this Agreement by proceedings against the Company, whether at law or in equity or by proof thereof in bankruptcy, reorganization, liquidation, receivership or similar proceedings, or otherwise, and shall retain and apply to the payment of the Company's Obligations to such Bank hereunder, any amount in excess of such Bank's ratable portion of the payments to be received by all of the Banks (such ratable portion being determined in accordance with the other provisions of this Agreement), such Bank will promptly make such disposition and arrangements with the other Banks with respect to such excess, either by way of distribution, pro tanto assignment of claims, subrogation or otherwise as shall result in each Bank receiving in respect of the Obligations to it of the Company such Bank's proportionate payment; provided, however, that if all or any part of such excess payment is thereafter recovered from such Bank, such disposition and arrangements shall be rescinded and the amount restored to the extent of such recovery, but without interest.

                              ARTICLE VIII
                                THE AGENT

    SECTION 8.01. AUTHORIZATION. The Banks hereby authorize Shawmut to act as agent for the Banks with respect to this Agreement and the Notes, and the Agent hereby agrees to so act as agent for the Banks, on the terms and subject to the conditions set forth in this Article VIII. All payments made by the Company to the Agent, for the benefit of the Banks, shall be distributed by the Agent to the Banks as set forth herein promptly after receipt thereof in immediately available funds. Each Bank irrevocably authorizes the Agent as the agent of such Bank to take such action on its behalf under the provisions of this Agreement and the Notes and to exercise such powers hereunder and thereunder as are specifically delegated to the Agent by the terms hereof and thereof, together with such powers as are reasonably incidental thereto. With respect to the Advances made pursuant hereto, the Agent shall have the same obligations and the same rights, powers and privileges (a) with respect to its Commitment and the Advances made by it in its role as a Bank hereunder, and (b) as the holder of any of the Notes, as any other Bank and may freely exercise the same.

    SECTION 8.02. No Liability. Neither the Agent nor any of its shareholders, directors, officers or employees nor any other Person assisting them in their duties nor any agent or employee thereof, shall be liable to any of the Banks for any waiver, consent or approval given or any action taken, or omitted to be taken, in good faith by it or them hereunder, or in connection herewith or therewith or be responsible to the Banks for the consequences of any oversight or error of judgment whatsoever, except that the Agent may be liable for losses due to its willful misconduct or gross negligence.


    SECTION 8.03. Conditions of Acting as Agent. The Agent agrees to act as Agent upon the following conditions set forth in this
Section 8.03.

         (a) The Agent may execute any of its duties hereunder by or through agents or employees and shall be entitled to rely upon advice of counsel concerning all legal matters pertaining to the agency hereby created and its duties hereunder.

         (b) The Agent shall not (i) be responsible to the Banks for any recitals, statements, warranties or representations herein or in any related agreements furnished to the Agent or any of the Banks by or on behalf of the Company, or (ii) be bound to ascertain or inquire as to the performance or observance of any of the terms, conditions, covenants or agreements herein or therein on the part of the Company.

         (c) The Agent shall be entitled to rely upon any Note, notice, consent, certificate, affidavit, letter, telegram, teletype message, statement, order, telephone communication or other document or communication believed by it to be genuine and correct and to have been signed or communicated to it by the proper Person or Persons and, in respect of legal matters, upon the advice of counsel selected by the Agent. Any request, authority or consent of any Person who at the time of making such request or giving such authority or consent is a Bank hereunder shall be conclusive and binding on any subsequent transferee or assignee of such Bank.
         (d) The Agent shall not be responsible to any Bank for the validity or enforceability of this Agreement or any of the Notes or for the validity, enforceability or collectibility of any amounts owing with respect to this Agreement or any of the Notes.

         (e) The Agent has not made nor does it now make any representations or warranties, express or implied, nor does it assume any liability to the Banks with respect to the creditworthiness or financial condition of the Company or any of its Subsidiaries.

         (f) The Agent shall not be responsible to (i) any party on account of the failures of, or delay in performance or breach by, any Bank (except for the Agent, in its capacity as a Bank in respect of its obligations as such) of its obligations hereunder or
(ii) any Bank on account of the failure of or delay in performance or breach by any other Bank or the Company hereunder or under the Notes or in connection herewith or therewith.

    SECTION 8.04.  PAYMENTS.

         (a) If in the good faith opinion of the Agent the distribution of any amount received by it in such capacity hereunder might subject it to liability, it may refrain from making such distribution until its right to make such distribution shall have been adjudicated by a court of competent jurisdiction. If a court of competent jurisdiction shall adjudge that any amount received and distributed by the Agent is to be repaid, each Person to whom any such distribution shall have been made shall either repay to the Agent its proportionate share of the amount so adjudged to be repaid or shall pay over the same in such manner and to such Persons as shall be determined by such court. With respect to obligations of the Company hereunder, a payment to the Agent shall be deemed to be a payment to the Banks.

         (b) Notwithstanding anything to the contrary contained in this Agreement or any of the other Credit Documents, any Bank that fails (x) to make available to the Agent its pro rata share of any Advance (except as set forth in Section 1.14) or (y) to comply with the provisions of Section 7.05 with respect to making dispositions and arrangements with the other Banks, where such Bank's share of any payment received, whether by setoff or otherwise, is in excess of its pro rata share of such payments due and payable to all of the Banks, in each case as, when and to the full extent required by the provisions of this Agreement, shall be deemed delinquent (a "Delinquent Bank") and shall be deemed a Delinquent Bank until such time as such delinquency is satisfied. A Delinquent Bank shall be deemed to have assigned any and all payments due to it from the Borrower, whether on account of outstanding Loans, interest, fees or otherwise, to the remaining nondelinquent Banks for application to, and reduction of, their respective pro rata shares of all outstanding Advances. The Delinquent Bank hereby authorizes the Agent to distribute such payments to the non-delinquent Banks in proportion to their respective pro rata shares of all outstanding Advances. A Delinquent Bank shall be deemed to have satisfied in full a delinquency when and if, as a result of application of the assigned payments to all outstanding Advances of the nondelinquent Banks, the Banks' respective pro rata shares of all outstanding Advances have returned to those in effect immediately prior to such delinquency and without giving effect to the nonpayment causing such delinquency.

    SECTION 8.05. HOLDERS OF NOTES. The Agent may deem and treat the payee of any Note as the absolute owner or purchaser thereof for all purposes hereof until it shall have been furnished in writing with a different name by such payee or obligor or by a subsequent holder, assignee or transferee.

    SECTION 8.06. MODIFICATION OF THIS AGREEMENT AND THE NOTES; WAIVERS AND CONSENTS. The Majority Banks shall have the power to assent to and authorize any modification of any of the provisions of this Agreement or the Notes, and to waive or consent to any deviation from or violation of the provisions of this Agreement or the Notes which may be requested by the Company (including waivers of Defaults or Events of Default), and any such assent, authorization, waiver or consent shall be binding upon all of the Banks and all holders of the Notes as though such actions were specifically and expressly authorized by the terms hereof; provided, that:

         (a) the obligation of the Company to pay the principal of each of the Notes as and when the same becomes due and to pay interest on each of them as the same shall become due from time to time, shall continue unimpaired unless otherwise consented to in writing by all the Banks;

         (b) neither the principal amount of any Note nor the interest rate thereon nor any Fees payable hereunder shall be reduced without the written consent of all the Banks;

         (c) the amount of any Bank's Commitment shall not be increased without the written consent of such Bank and the amount of the Total Commitment shall not be increased without the written consent of all of the Banks;

         (d)  the definition of "Maturity Date" and "Majority
Banks" shall not be amended, modified or waived without the written consent of all the Banks;

         (e) a Default or Event of Default under clauses (a), (b) or (f) of Section 7.01 shall not be waived without the written consent of all the Banks;

         (f) the provisions of Section 5.01 shall not be amended, modified or waived without the written consent of all the Banks;
and

         (g) the provisions of this Section 8.06 shall not be amended, modified or waived without the written consent of all the Banks.

    SECTION 8.07. Costs of Agent; Indemnification. Each Bank agrees to reimburse the Agent, ratably according to its respective Commitment, for all costs, expenses, and disbursements (including reasonable attorneys' fees and disbursements and amounts paid to consultants and agents retained by the Agent) incurred by the Agent and not reimbursed by the Company, except for such costs, expenses, and disbursements and amounts paid to consultants and agents retained by the Agent incurred as a result of the Agent's gross negligence or willful misconduct. Without limitation of the foregoing, each Bank agrees to indemnify the Agent (to the extent not reimbursed by the Company) ratably, as aforesaid, from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses, or disbursements of any kind or nature whatsoever which may be imposed on, incurred by or asserted against the Agent in any way relating to or arising out of this Agreement, the Notes or any action taken or omitted by the Agent under this Agreement or the Notes, except to the extent that the same may result from the Agent's gross negligence or willful misconduct; provided, however, that at all times during the continuance of an Event of Default, the aforesaid reimbursement and indemnity obligations of each Bank shall be determined by each Bank's pro rata share of the aggregate of the Company's Obligations (including all Advances) outstanding at such time under this Agreement and the Notes.

    SECTION 8.08.  NON-RELIANCE ON AGENT; ASSIGNMENT.

         (a) Each Bank hereby represents that it has made its own independent investigation with respect to the creditworthiness and financial condition of the Company and its Subsidiaries and has not relied upon any statement or document furnished to it by the Agent, or any warranty, either express or implied, by the Agent.

         (b) Each Bank further represents and warrants that it is entering into this Agreement for investment purposes and not with the present intention of distribution or resale. Except as permitted by Section 10.05 below, no Bank may assign its Commitment and/or obligations hereunder without the prior consent of the Agent and the Company and any such transfers must comply with all applicable laws.

    SECTION 8.09. SUCCESSOR AGENT. The Agent may resign at any time by giving written notice thereof to the Banks and the Company, which resignation shall be effective upon the appointment of a successor Agent. A successor Agent shall be appointed upon a vote of the Majority Banks. Upon the acceptance of any appointment as Agent hereunder by a substitute or successor Agent, such substitute or successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Agent, and the retiring Agent shall be discharged from its duties and obligations under this Agreement from the date of its resignation as specified in such notice, but such resignation shall not discharge the Agent from any liability incurred in the discharge or its duties hereunder before such resignation.

    SECTION 8.10. ACTION BY THE AGENT. Except as otherwise provided in the this Agreement, the Agent will take such action, assert such rights and pursue such remedies under this Agreement and the Notes as the Majority Banks shall direct and as it shall be entitled to do so. Except as otherwise expressly provided in this Agreement, the Agent will not (and will not be obligated to) take any action, assert any rights or pursue any remedies under this Agreement or any of the Notes in violation or contravention of any express direction or instruction of the Majority Banks. The Agent may refuse (and will not be obligated) to take any action, assert any rights or pursue any remedies under this Agreement or any of the Notes without the express written direction and instruction of the Majority Banks. No Bank (other than the Agent, acting in its capacity as such) shall be entitled to take any action of any kind under this Agreement or any Note, other than to enforce payment of amounts due and payable hereunder or under any Note issued to such Bank.

    SECTION 8.11. SUBSTITUTION OF BANKS. (a) Within thirty (30) days after any Bank has been unable, for any reason, to fund any Loan requested in accordance with the terms hereof (and to which the Company is entitled under the terms hereof) (such Bank is hereinafter referred to as an "Affected Bank"), the Company may request the non-Affected Banks to acquire all or any portion of such Affected Bank's Advances and to assume all or such portion of such Affected Bank's Commitment. The non-Affected Banks may elect to acquire less than, or none of, the amount of such Affected Bank's outstanding Advances and to assume less than, or none of, the amount of the Affected Bank's Commitment that the Company requested be acquired and be assumed. If the non-Affected Banks do not elect to acquire or assume all of such Affected Bank's outstanding Advances and Commitment, and with the written consent (such consent not to be unreasonably withheld) of non-Affected Banks constituting the Majority Banks, the Company may designate a replacement lender or lenders to acquire and assume all or any portion of the Advances and Commitment of the Affected Bank not being acquired and assumed by the non-Affected Banks, subject to the requirement that no such replacement lender may have a Commitment of less than $5,000,000.

    (b) If one or more non-Affected Banks shall so agree in writing or if the Company designates a replacement lender or lenders in respect of all or a portion of the outstanding
Advances of the Affected Bank, such non-Affected Bank or Banks and/or such replacement lender or lenders shall purchase such Advances or portion, without recourse to or warranty by
(other than a warranty from the Affected Bank as to the principal amount of the Advances being purchased), or expense to, such Affected Bank, and such Affected Bank shall sell such
Advances, for a purchase price equal to the outstanding principal amount of the Advances of such Affected Bank, in each case in such proportions as the non-Affected Banks, the replacement lenders and the Company shall agree, in the same mixture of the Eurodollar, Domestic and Bid Auction Advances as all the outstanding Advances of the Affected Bank, and on a date mutually acceptable to the
parties.   Such Affected Bank's Commitment shall be allocated among
such non-Affected Banks and/or such replacement lender or lenders in proportion to their acquisition of the Affected Bank's Advances.

All interest on and all other fees payable on (including, without limitation, any payment or indemnification due under Section 1.16) Advances being acquired by the non-Affected Banks and any replacement lender or lenders accrued as of the date of such acquisition shall be paid by the Company to the Affected Bank on the date of such acquisition.

    (c) If all of an Affected Bank's outstanding Commitment is acquired and assumed by a non-Affected Bank or a replacement bank, the Affected Bank shall be considered to be released from its obligations related to the assumed Commitment and shall no longer constitute a Bank for the purposes of this Agreement.

    (d) Upon completing any purchase pursuant to this Section 8.11 and upon executing a counterpart of this Agreement, each replacement lender shall become a Bank hereunder.

    (e) If the non-Affected Banks and any replacement lender(s) are only willing to acquire less than all of the Affected Bank's outstanding Advances, the Commitment of the Affected Bank shall not terminate, but shall be reduced in an amount proportionate to the percentage of its Advances being acquired and the Affected Bank shall continue to be a Bank hereunder with a reduced Commitment.

    (f) The Company shall have no obligation to seek a replacement lender or take any other action under this Section, and any failure on the part of an Affected Bank to fund any Advances, unless otherwise excused hereunder, shall be deemed to be a breach of this Agreement on the part of such Bank.

                                ARTICLE IX
                                DEFINITIONS

    SECTION 9.01. ACCOUNTING TERMS, CHANGES IN GAAP OR FASB STANDARDS. Unless otherwise defined, all accounting terms shall be construed, and all computations or classifications of assets and liabilities and of income and expenses shall be made or determined, on a consolidated basis in accordance with GAAP. If either GAAP or FASB Standards are changed in the future in such a way as to materially and adversely change the effect of the financial covenants and reporting requirements as presently contained in this Agreement, the Company and the Banks agree to negotiate in good faith to amend the relevant portions of this Agreement which are controlled or determined by the application of GAAP or FASB Standards, so that such relevant portions shall continue to afford to the Banks the same information, protections and covenants as provided and contained in this Agreement in its form on this date. The defined terms used in this Agreement shall apply equally to both the singular and the plural form of the terms defined. All references herein to Sections and paragraphs shall be deemed references to Sections and paragraphs of this Agreement unless the context shall otherwise require. Each reference herein to a particular Person (including each of the Banks) shall be deemed to include a reference to such Person's successors and permitted assigns. Whenever used in this Agreement, the words "include", "includes" and "including" shall be deemed to be followed by the phrase "without limitation".

    SECTION 9.02.  OTHER DEFINITIONS.  As used herein, in the
Notes, or in any certificate, document or report delivered pursuant to this Agreement, the following terms shall have the following meanings:

         "Accumulated Funding Deficiency" shall have the meaning assigned to it in Section 302 of ERISA.

         "Additional Costs" shall have the meaning assigned to such term in Section 1.15(a).

         "Advances" shall mean, collectively, with respect to any Bank, any and all Loans and Bid Auction Advances made by such Bank pursuant to this Agreement.

         "Agent" shall have the meaning ascribed to such term in the preamble of this Agreement.

         "Agent's Fees" shall have the meaning assigned to such term in Section 1.12(c).

         "Agent's Funding Office" shall mean the Agent's office at 777 Main Street, Hartford, Connecticut, or such other office within the United States as the Agent may from time to time designate by written notice to the Company and the Banks.

         "Agreement" shall mean this Amended and Restated Revolving Credit Agreement, as the same may from time to time be amended, supplemented or otherwise modified.

         "Applicable Margin" shall mean a percentage based upon the highest of the then applicable credit ratings from either S&P or Moody's with respect to Public Senior Debt (whether or not any is outstanding) as follows:

                            Facility Fee  Base Rate     LIBOR
                             Applicable   Applicable   Applicable
Credit Rating                  Margin       Margin      Margin
- - -------------               ------------  ----------   ----------
S&P            MOODY'S
- - ---            -------
A - or higher  A3 or higher    0.15%         0          0.35%

BBB+           Baa1            0.18%         0          0.40%

BBB            Baa2            0.20%         0          0.45%

BBB-           Baa3            0.25%         0          0.50%

below BBB-     below Baa3      0.35%         0.25%      0.75%

provided, that if at any time any Public Senior Debt is not rated by either of S&P or Moody's, such Public Senior Debt shall, for purposes of this definition, be deemed to have been rated one level above the highest rating ascribed to the Company's Subordinated Debt by S&P or Moody's; provided, further, that if at any time neither the Subordinated Debt nor the Public Senior Debt of the Company is rated by either of S&P or Moody's, or if at any time neither of S&P nor Moody's is in the business of rating debt securities such as the Company's Subordinated Debt or Public Senior Debt, then the Company and Banks shall enter into good faith negotiations to establish an alternate basis for determining the Applicable Margin, either with reference to credit ratings from an alternative rating agency for any of the Subordinated Debt or Public Senior Debt or on some other basis mutually acceptable to the Company and the Banks; provided further, however, that until such an alternate basis for determining the Applicable Margin is established, the Applicable Margin shall be the Applicable Margin in effect immediately prior to such occurrence. The Company covenants and agrees with the Agent and the Banks to at all times use its best efforts to cause S&P and Moody's to issue credit ratings (either publicly or in the form of letters to the Agent) for its Public Senior Debt and/or its Subordinated Debt (whether or not any such Public Senior Debt or Subordinated Debt is outstanding).

         "Assignment and Acceptance" shall mean an assignment and acceptance agreement, in or substantially in the form of Exhibit E attached hereto, entered into by a Bank and an assignee of such Bank pursuant to Section 10.05, and accepted by the Company and the Agent.

         "Banks" shall have the meaning assigned to such term in the preamble to this Agreement.

         "Base Rate" shall mean the higher of (a) the interest rate announced by the Agent from time to time as its base rate; or (b) the interest rate quoted to the Agent for the purchase of overnight federal funds by brokers of recognized standing plus one half of one(1/2%)percentage point.

         "Bid Auction Advance" and "Bid Auction Advances" shall mean an advance made to the Company by any or all of the Banks pursuant to the terms of Section 1.04.

         "Bid Auction Borrowing" shall mean a borrowing under
Section 1.04 consisting of one or more Bid Auction Advances made by each of the Banks whose offer to make a Bid Auction Advance as part of such borrowing has been accepted by the Company under the auction bidding procedure described in Section 1.04(d).

         "Bid Auction Note" and "Bid Auction Notes" shall have the respective meanings assigned to such terms in Section 1.04(j).

         "BNS Credit Agreement" means (i) the Amended and Restated Revolving Credit Agreement, dated as of July 15, 1994, among the
Company, The Bank of Nova Scotia, as agent, and the other lenders thereunder, and (ii) all amendments thereto.

         "Business Day" shall mean, with respect to Eurodollar Loans, any day on which commercial banks are open for domestic and international dealings in Dollar deposits in Hartford, Connecticut, New York, New York, Boston, Massachusetts and London, England and, with respect to any other Loans or any Bid Auction Advances or any other matters, any day other than a day on which commercial banks in Hartford, Connecticut, Boston, Massachusetts, and New York, New York, are required or permitted by law to close.

         "Change in Control" shall mean the acquisition of more than fifty percent (50%)of the Company's voting stock by any Person who is not affiliated with, a member of, or a nominee of the

Company's management, the Kaman family or any trust, corporation, or other legal entity established by or for the benefit of such affiliated Person.

         "Code" shall mean the Internal Revenue Code of 1986 and all rules and regulations promulgated pursuant thereto, as the same may from time to time be supplemented or amended.

         "Commitment" and "Commitments" shall have the respective meanings assigned to such terms in Section 1.01 hereof.

         "Company" shall have the meaning assigned to such term in the preamble of this Agreement.

         "Consolidated Net Income" shall mean the Company's consolidated net income as determined under GAAP.

         "Consolidated Net Worth" shall mean the Company's consolidated shareholders equity (including any and all Qualifying Preferred Stock) as determined under GAAP.

         "Consolidated Total Indebtedness" shall mean, as of any date, any Indebtedness of the Company or any Subsidiary, other than any Indebtedness of the Company to any wholly-owned Subsidiary or of any wholly-owned Subsidiary to the Company or any other wholly-owned Subsidiary.

         "Consolidated Tangible Assets" shall mean the Company's consolidated assets, excluding all Intangible Assets.

         "Contingent Liabilities" shall mean any liability, indebtedness or obligation of the type described in or contemplated by Section 5.03.

         "Controlled Group" shall mean all trades or businesses
(whether or not incorporated) under common control which, together with the Company or any Subsidiary, are treated as a single employer under Section 414(b) or 414(c) of the Code or Section
4001 of ERISA.

         "Credit Documents" means (i) this Agreement and the Notes, and (ii) any agreements or instruments pursuant to which the Obligations of the Company under this Agreement or any of the Notes are refunded, refinanced or replaced (in whole or in part) from time to time, as such agreements and instruments referred to in clauses (i) and (ii) of this definition may from time to time be amended, supplemented, restated, renewed or otherwise modified.

         "Default" shall mean any event which, but for the giving of notice or the lapse of time, or both, would constitute an Event of Default.

         "Dollar", "Dollars" and the sign "$" shall mean lawful money of the United States of America.

         "Domestic Loan" shall mean all or any portion of any Loan made hereunder which bears interest based on the Base Rate.

         "Effective Date" shall mean July 15, 1994.

         "Election Notice" and "Election Notices" shall have the respective meanings assigned to such terms in Sections 1.03 and
1.04 hereof.

         "Environmental Laws" shall mean any and all Requirements of Law regulating, relating to or imposing liability or standards or conduct concerning, any Hazardous Substances or environmental protection.

         "ERISA" shall mean the Employee Retirement Income Security Act of 1974 and all rules and regulations promulgated pursuant thereto, as the same may from time to time be supplemented or amended.

         "Eurodollar Loan" shall mean all or any portion of any Loan made hereunder which bears interest based on LIBOR.

         "Event of Default" and "Events of Default" shall have the respective meanings assigned to such terms in Section 7.01.

         "Excess" shall have the meaning assigned to such term in
Section 1.07(d).

         "Existing Credit Agreement" shall have the meaning assigned to such term in the recitals hereto.

         "Facility Fee" and "Facility Fees" shall have the respective meanings assigned to such terms in Section 1.12(b).

         "FASB Standards" shall mean the standards established by the Financial Accounting Standards Board, in effect from time to time.

         "Fee" and "Fees" shall mean any and all Upfront Fees, Facility Fees and Agent's Fees.

         "Foreign Bank" shall have the meaning assigned to such term in Section 1.11(b).

         "GAAP" shall mean generally accepted accounting standards, as in effect from time to time, applied on a consistent basis.

         "Governing Documents" shall mean as to any Person, the articles or certificate of incorporation and by-laws or other organizational documents of such Person, as amended.

         "Governmental Authority" shall mean any nation or government, any state or other political subdivision thereof, and any entity exercising any executive, legislative, judicial, regulatory, or administrative functions of or pertaining to government.

         "Guarantee" shall mean, in relation to any Person, any obligation, contingent or otherwise, of such Person guaranteeing or having the economic effect of guaranteeing any liabilities of any other Person in any manner, whether directly or indirectly.

         "Hazardous Substances" shall mean any hazardous waste, substances or materials, any pollutants or contaminants, any toxic substances, and any other substances regulated by any Environmental Laws.

         "Indebtedness" shall mean, in relation to any Person, without duplication: (a) all obligations of such Person for borrowed money; (b) all obligations of such Person evidenced by bonds, debentures or notes or similar instruments which (in the case of such similar instruments only) are held by financial institutions; (c) all obligations of such Person upon which interest charges are customarily paid, excluding trade indebtedness incurred in the ordinary course of business; (d) all obligations of such Person issued or assumed as the deferred purchase price of property (other than trade indebtedness incurred in the ordinary course of business); (e) all capitalized lease obligations of such Person; and (f) all obligations of such Person as an account party in respect of bankers' acceptances.

         "Intangible Assets" shall mean any and all goodwill, patents, patent applications, trademarks, trade names, trade styles, copyrights, all applications therefor, research and development costs, tax refunds, and all other assets of the Company and its Subsidiaries constituting intangible assets as determined by GAAP.

         "Interest Period" shall mean:

         (a) EURODOLLAR LOANS. With respect to each Eurodollar Loan, the period commencing on the date of such Eurodollar Loan and ending 1, 2, 3, or 6 months thereafter, as the case may be, as selected by the Company in compliance with this Agreement and as set forth in the applicable Election Notice.

         (b) BID AUCTION ADVANCES. With respect to each Bid Auction Advance, the period commencing on the date of such Bid Auction Advance and ending not less than 7 days nor more than 180 days thereafter, as the Company and the lender of such Bid Auction Advance may agree, pursuant to Section 1.04.

         "LIBOR" shall mean, with respect to each Interest Period for a Eurodollar Loan, the rate per annum at which deposits in Dollars (for a period substantially equal to the period of such Interest Period and in an amount substantially equal to the principal amount of such Eurodollar Loan) are offered to the Agent for delivery in the LIBOR Market at or about ll:00 A.M., local time two Business Days prior to the first day of such Interest Period.

         "LIBOR Market" shall mean the London interbank market, or (with the prior consent of the Company and each of the Banks) any other lawful offshore market in which deposits of Dollars are offered by foreign branches of United States banking institutions and by foreign banking institutions to each other.

         "Lien" shall mean any mortgage, pledge, hypothecation, security interest, encumbrance, charge or lien (statutory or otherwise) in respect of an interest in property intended to secure, support or otherwise assure payment of an obligation.

         "Loan" or "Loans" shall mean any and all Revolving Credit
Loans.

         "Majority Banks" shall mean (a) as of any date on which the Commitments shall be in effect and shall not have been terminated under the terms hereof, Banks whose aggregate Commitments constitute at least 66 2/3% of the Total Commitment and
(b) as of any date after the date on which the Commitments shall have been terminated, Banks holding at least 66 2/3% of the outstanding principal amount of the Loans outstanding on such date.

         "Material Adverse Effect" shall mean any of the following:

(a) any materially adverse effect on the business, assets, properties, operations, prospects or condition, financial or otherwise, of the Company and its Subsidiaries taken as a whole;
(b) any material impairment of the ability of the Company to perform any of its obligations under this Agreement or the Notes; or (c) any impairment of the validity or enforceability of this Agreement or the Notes, or any of the rights, remedies or benefits to the Agent or the Banks under this Agreement or the Notes.

         "Maturity Date" shall have the meaning assigned to such term in Section 1.01.

         "Moody's" shall mean Moody's Investors Service, Inc.

         "Note" or "Notes" shall mean any and all of a Revolving
Credit Note, the Revolving Credit Notes, a Bid Auction Note or the Bid Auction Notes.

         "Obligations" shall mean all indebtedness, obligations and liabilities existing on the date of this Agreement or arising from time to time thereafter, whether direct or indirect, joint or several, absolute or contingent, matured or unmatured, liquidated or unliquidated, secured or unsecured, arising by contract, operation of law or otherwise, of the Company to the Agent or any of the Banks (a) in respect of Loans or Bid Auction Advances made to the Company by any of the Banks pursuant to this Agreement, or
(b) arising or incurred under or in respect of this Agreement or any of the Notes.

         "Operating Profit" for any fiscal period shall mean the Company's consolidated operating profit as determined on a consolidated basis by the application of GAAP, but excluding interest expense and interest income, special items such as gains or losses on sales of assets, all taxes on income, any extraordinary or special items reported net of taxes, and all other items required by GAAP to be reported as non-operating income.

         "PBGC" shall mean the Pension Benefit Guaranty
Corporation.

         "Person" shall mean any individual, corporation, association, partnership, trust, unincorporated association, business, or other legal entity, and any government or any governmental agency or political subdivision thereof.

         "Plan" shall mean any employee benefit plan or other plan maintained for employees covered by Title 10 of ERISA.

         "Prohibited Transaction" shall have the meaning assigned to such term in Section 4975 of the Code.

         "Public Senior Debt" shall mean long-term, publicly-held senior indebtedness of the Company (whether or not outstanding).

         "Qualifying Preferred Stock" shall mean any issued and outstanding preferred stock of the Company with respect to which no mandatory redemption or repurchase is or could be required of the Company or any of its Subsidiaries prior to the Maturity Date (as the Maturity Date may be extended in compliance with this Agreement).

         "Real Estate" means any real estate owned or operated by the Company or any of its Subsidiaries.

         "Register" shall have the meaning assigned to such term in
Section 10.05(d).

         "Reportable Event" shall have the meaning assigned to such term in Section 4034 of ERISA.

         "Requirement of Law" shall mean as to any Person, (i) the Governing Documents of such Person, and (ii) any law, treaty, rule or regulation or determination of any arbitrator or a court or other Governmental Authority, in each case applicable to or binding upon such Person or any of its property or to which such Person or any of its property is subject.

         "Revolving Credit Loan" and "Revolving Credit Loans" shall mean any Loan made hereunder pursuant to Section 1.01.

         "Revolving Credit Note" or "Revolving Credit Notes" shall have the respective meanings assigned to such terms in Section
1.03.

         "S&P" shall mean Standard & Poor's Corporation.

         "SEC" shall mean the Securities and Exchange Commission.

         "Securities Act" shall mean the Securities Act of 1933, as amended.

         "Securities Exchange Act" shall mean the Securities
Exchange Act of 1934, as amended.

         "Senior Debt" means, collectively, all obligations of the Company under or in respect of the Credit Documents, including all such obligations in respect of principal, interest (including interest accruing after any bankruptcy or insolvency proceeding is commenced by or against the Company, whether or not such interest is an allowed claim in such proceeding), fees, costs, expenses or indemnities owing under any of the Credit Documents.

         "Shawmut" shall mean The Shawmut Bank Connecticut.

         "Subordinated Debt" means (i) any Indebtedness of the Company under the Indenture, dated as of February 4, 1987, between the Company and Manufacturers Hanover Trust Company, as trustee, relating to the $85,000,000 (subject to increase to $95,000,000) principal amount of 6% Convertible Subordinated Debentures of the Company due 2012 and (ii) any Indebtedness of the Company not described in the foregoing clause (i) which is expressly subordinated to all Senior Debt on terms not materially less favorable to the holders of Senior Debt than the terms of subordination of the Indebtedness described in clause (i) of this definition.

         "Subsidiary" and "Subsidiaries" shall mean any corporation or corporations of which more than 50% of the outstanding shares of stock of each class having ordinary voting power is at the time owned by the Company and/or by one or more Subsidiaries.

         "Termination Date" shall mean the date all the Obligations then due and payable have been paid in full and all the Commitments have terminated.

         "Total Capitalization" means the aggregate amount at any time of the Company's Consolidated Net Worth plus the Company's
Consolidated Total Indebtedness.

         "Total Commitment" shall have the meaning assigned to such term in Section 1.01.

         "Upfront Fee" shall have the meaning assigned to such term in Section 1.12 (b).

                              ARTICLE X
                            MISCELLANEOUS

    The covenants set forth in this Article X shall survive the delivery of the Notes and any Advances made hereunder.

    SECTION 10.01. EXPENSES. The Company agrees to pay all out-of-pocket expenses of the Agent (including reasonable fees and expenses of the Agent's counsel) and the Banks (including reasonable fees and expenses of counsel for the Banks) incurred in connection with: (i) the collection of Obligations due hereunder or under the Notes, and/or (ii) the defense, protection, preservation, realization or enforcement of any of the rights or remedies of the Agent or any of Banks under any provisions of this Agreement or any of the Notes; provided that no fees and expenses of counsel for the Banks (other than the Agent) shall be payable by the Company unless incurred after an Event of Default has occurred.

    SECTION 10.02. PREJUDGMENT REMEDY WAIVER; OTHER WAIVERS. THE COMPANY ACKNOWLEDGES THAT THE FINANCING EVIDENCED HEREBY
IS A COMMERCIAL TRANSACTION AND WAIVES ITS RIGHTS TO NOTICE AND HEARING UNDER CHAPTER 903A OF THE CONNECTICUT GENERAL STATUTES, OR AS OTHERWISE ALLOWED BY ANY STATE OR FEDERAL LAW WITH RESPECT TO ANY PREJUDGMENT REMEDY WHICH THE AGENT OR ANY BANK MAY DESIRE TO USE, AND FURTHER WAIVES DILIGENCE, DEMAND, PRESENTMENT FOR PAYMENT, NOTICE OF NONPAYMENT, PROTEST AND NOTICE OF ANY RENEWALS OR EXTENSIONS. THE COMPANY
ACKNOWLEDGES AND RESERVES ITS RIGHT TO NOTICE AND A HEARING SUBSEQUENT TO THE ISSUANCE OF A WRIT FOR PREJUDGMENT REMEDY AS AFORESAID AND THE AGENT AND THE BANKS ACKNOWLEDGE THE
COMPANY'S RIGHT TO SAID HEARING SUBSEQUENT TO THE ISSUANCE OF
SAID
WRIT.

    SECTION 10.03. COVENANTS TO SURVIVE; BINDING AGREEMENT. All covenants, agreements, warranties, representations and statements of the Company made herein, in the Notes, or in any certificates or other documents delivered by or on behalf of the Company pursuant hereto shall be deemed to have been relied on by the Agent and each of the Banks notwithstanding any investigation heretofore or hereafter made by it, and shall survive the advances of money made by any Bank to the Company hereunder and the delivery of the Notes, and all such covenants, agreements, warranties and representations shall be binding upon the Company and inure to the benefit of the Bank(s) and their respective successors and assigns, whether or not so expressed.

    SECTION 10.04. AMENDMENTS AND WAIVERS. Neither this Agreement, the Notes, nor any term, covenant or condition hereof or thereof may be changed, waived, discharged, modified or terminated except by a writing executed in compliance with Section 8.06. No failure on the part of the Agent or any of the Banks to exercise, and no delay in exercising, and no course of dealing with respect to, any right, remedy or power hereunder or under any Note shall preclude any other or future exercise thereof, or the exercise of any other right, remedy or power. No waiver shall extend to or affect any obligation not expressly waived.

    SECTION 10.05.  TRANSFER OF BANK'S INTEREST.

         (a) To the extent set forth in this Section 10.05, the Company hereby agrees that any of the Banks may sell, assign or otherwise transfer all or any portion of its interests, rights and obligations under this Agreement or any of the Notes (including all or a portion of its Commitment and the Advances at any time owing to it and the Note or Notes held by it), on the condition that in any such transfer: (i) the transferee be bound to any confidentiality obligations the Banks owe to the Company hereunder; and (ii) the transferring Bank make the transfer in compliance with this Section 10.05.

         (b) Each Bank may, with the consent of the Company and the Agent (which consent will not be unreasonably withheld or delayed), assign to one or more banks or other financial institutions all or a portion of its interests, rights and obligations under this Agreement or any of the Notes (including all or a portion of its Commitment and the Advances at the time owning to it and the Note or Notes held by it); provided, however, that (i) the amount of the Commitment and Advances of the assigning Bank subject to each such assignment (determined as of the date the Assignment and Acceptance with respect to such assignment is delivered to the Agent) shall not be less than $5,000,000, and (ii) the parties to each such assignment shall execute and deliver to the Agent an Assignment and Acceptance, together with the Notes subject to such assignment and a processing and recordation fee of $2,500. Upon acceptance and recording pursuant to paragraph (e) of this Section 10.05, from and after the effective date specified in each Assignment and Acceptance, which effective date shall be at least five(5)Business Days after the execution thereof, (A) the assignee thereunder shall be a party hereto and, to the extent provided in such Assignment and Acceptance, have the rights and obligations of a Bank under this Agreement (which obligations shall in any event include all obligations from which the assigning Bank is released as provided in such Assignment and Acceptance) and
(B) the assigning Bank thereunder shall, to the extent provided in such Assignment and Acceptance, be released from its obligations under this Agreement (and, in the case of an Assignment and Acceptance covering all or the remaining portion of an assigning Bank's rights and obligations under this Agreement, such Bank shall cease to be a party hereto but shall continue to be entitled to the benefits of Sections 1.15, 1.16, 10.01 and 10.09). Notwithstanding the foregoing, any Bank may assign, without the consent of the Company or the Agent, (x) all of its rights and interests in respect of any Bid Auction Advance to any person, without payment of the processing and recordation fee referred to above in this paragraph (b), and (y) all or a portion of its interests, rights and obligations under this Agreement or any of the Notes
(including all or a portion of its Commitment and the Advances at the time owing to it and the Note or Notes held by it) to any affiliate of such Bank; provided that no such assignment to any affiliate of any Bank pursuant to the foregoing clause (y) shall relieve such assigning Bank of its obligations hereunder unless the Company shall have consented to such assignment (it being understood that the Company's consent shall not be unreasonably withheld or delayed).

         (c) By executing and delivering an Assignment and Acceptance, the assigning Bank thereunder and the assignee thereunder shall be deemed to confirm to and agree with each other and the other parties hereto as follows: (i) other than the representation and warranty by the assigning Bank that it is the legal and beneficial owner of the interest being assigned thereby free and clear of any lien or security interest, neither such assigning Bank, the Agent, nor any other Bank makes any representation or warranty or assumes any responsibility with respect to any statements, warranties or representations made in or in connection with this Agreement or the execution, legality, validity, enforceability, genuineness, sufficiency or value of this Agreement, any of the Notes or any other instrument or document furnished pursuant hereto; (ii) neither such assigning Bank, the Agent, nor any other Bank makes any representation or warranty or assumes any responsibility with respect to the financial condition of the Company or any of its Subsidiaries or the performance or observance by the Company of any of its obligations under this Agreement, any of the Notes or any other instrument or document furnished pursuant hereto; (iii) such assignee confirms that it has received a copy of this Agreement, together with copies of the most recent financial statements delivered pursuant to Section 4.01 and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Acceptance; (iv) such assignee will independently and without reliance upon the Agent, such assigning Bank or any other Bank and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement and any Notes payable to it; (v) such assignee appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers under this Agreement as are delegated to the Agent by the terms hereof, together with such powers as are reasonably incidental thereto; and (vi) such assignee agrees that it will perform in accordance with their terms all the obligations which by the terms of this Agreement are required to be performed by it as a Bank.

         (d) The Agent shall maintain at one of its offices in Hartford, Connecticut a copy of each Assignment and Acceptance delivered to it and a register for the recordation of the names and addresses of the Banks, and the Commitment of, and the principal amount of the Loans and Bid Auction Advances owing to, each Bank pursuant to the terms hereof from time to time (the "Register"). The entries in the Register shall be conclusive in the absence of manifest error and the Company, the Agent and the Banks may treat each person whose name is recorded in the Register pursuant to the terms hereof as a Bank hereunder for all purposes of this Agreement. The Register shall be available for inspection by the Company and any Bank, at any reasonable time and from time to time upon reasonable prior notice.

         (e) Upon its receipt of a duly completed Assignment and Acceptance executed by an assigning Bank and an assignee and accepted by the Company and the Agent, together with each Note subject to such assignment and the processing and recording fee referred to in paragraph (b) above, the Agent shall record the information contained therein in the Register. Within five Business Days after receipt of notice, the Company, at its own expense, shall execute and deliver to the Agent, in exchange for such surrendered Note, a new Note to the order of such assignee in a principal amount equal to the applicable Commitment and Loans assumed by it pursuant to such Assignment and Acceptance and, if the assigning Bank has retained a Commitment and Loans, a new Note to the order of such assigning Bank in a principal amount equal to the applicable Commitment and Loans retained by it. Such new Notes shall be in an aggregate principal amount equal to the principal amount of such surrendered Note; such new Notes shall be dated the date of the surrendered Note which it replaces. Cancelled Notes shall be returned to the Company.

         (f) Each Bank may (without the consent of the Company or the Agent) sell participations to one or more banks or other financial institutions ("Participants") in all or any part of its rights and obligations under this Agreement and the Note or Notes held by it (including all or a portion of its Commitment and the Advances owing to it); provided, however, that (i) such Bank's obligations under this Agreement shall remain unchanged, (ii) such Bank shall remain solely responsible to the other parties hereto for the performance of such obligations, (iii) Participants shall be entitled to the benefit of the cost protection provisions contained in Section 1.15 and Section 1.16 but shall not be entitled to receive any greater payment thereunder than the Bank from which such Participant acquired its participation would be entitled to receive with respect to the interest so sold if such interest had not been sold and (iv) the Company, the Agent and the other Banks shall continue to deal solely and directly with such Bank in connection with such Bank's rights and obligations under this Agreement, and such Bank shall retain the sole right to enforce the obligations of the Company relating to the Loans and Bid Auction Advances and to approve any amendment, modification or waiver of any provision of this Agreement. Except as provided herein, no Participant shall have any rights under this Agreement (each Participant's rights against the Bank in respect of such participation to be those set forth in the agreement executed by such Bank in favor of such Participant) and all amounts payable by the Company shall be determined as if such Bank had not sold such participation. Except with respect to a reduction of interest rate, increases in the principal amount of any Bank's Commitment, a reduction of the amount of any Fees or the principal amount of any Advance without payment in full thereof, or an extension of scheduled dates for payment of principal, interest, Fees or scheduled termination dates, the Bank making any participation will not in any agreement with the Participant restrict such participating Bank's ability to make any modification, amendment or waiver to this Agreement.

         (g) The Company shall not assign or delegate any of its rights or duties hereunder, except pursuant to a merger of the Company with and into a domestic Subsidiary in compliance with
Section 5.04.

         (h) Nothing herein shall prohibit any Bank from pledging or assigning any Note to any Federal Reserve Bank in accordance with applicable law.

    SECTION 10.06. NOTICES. Except as otherwise permitted herein, all notices, requests, consents, demands and other communications hereunder shall be in writing and shall be mailed by first class mail or sent by overnight courier or delivered in hand or sent by telegraph, facsimile transmission or telex to the respective parties to this Agreement as follows:

The Company:
Kaman Corporation
Blue Hills Avenue
Bloomfield, Connecticut 06002

Attention:    William P. Desautelle
              Senior Vice President &
              Chief Investment Officer


The Agent:
The Shawmut Bank Connecticut
777  Main Street
Hartford, Connecticut 06115

Attention:     Jeffrey C. Lynch
               Vice President


The Banks:
The First National Bank of Boston
100 Federal Street, 01-15-02
Boston, Massachusetts 02110

Attention:    Harvey H. Thayer, Jr.,
              Vice President



Bank of America National Trust and
Savings Association
335 Madison Avenue
New York, New York 10017

Attention:    Brock Harris
              Vice President


NationsBank of North Carolina, N.A.
767 Fifth Ave., 23rd Floor
New York, New York 10153

Attention:   Christopher C. Browder
             Vice President

Notices hereunder shall be deemed to have been given when (a) if delivered by hand or telecopied or otherwise telecommunicated, to a responsible officer of the party to which it is directed, at the time of receipt thereof by such officer, (b) if sent by registered or certified mail, postage prepaid, three days after the date when mailed, or (c) if sent by overnight mail or overnight courier service, to such a responsible officer, when received by such officer. With respect to notices given by the Company to the Agent pursuant to Section 1.03, 1.04, 1.05 or 1.09 hereof, such notices may be given by telephone if they are confirmed by a writing received by the Agent within one (1) Business Day after the giving of such telephonic notice and in any event prior to funding or conversion of the borrowing pursuant to Section 1.03, 1.04 or 1.05 or prepayment pursuant to Section 1.09.

    SECTION 10.07. SECTION HEADINGS; SEVERABILITY; ENTIRE AGREEMENT. Section and subsection headings have been inserted herein for convenience only and shall not be construed as part of this Agreement. Every provision of this Agreement and the Notes is intended to be severable; if any term or provision of this Agreement, the Notes, or any other document delivered in connection herewith shall be invalid, illegal or unenforceable for any reason whatsoever, the validity, legality and enforceability of the remaining provisions hereof or thereof shall not in any way be affected or impaired thereby. All Exhibits to this Agreement shall be annexed hereto and shall be deemed to be part of this Agreement.

This Agreement and the Exhibits attached hereto embody the entire
Agreement and understanding between the Company, the Banks and the Agent and supersede all prior agreements and understandings relating to the subject matter hereof.

    SECTION 10.08. GOVERNING LAW. This Agreement, the Notes and all other documents contemplated hereby are being delivered, and are intended to be performed, in the State of Connecticut and shall be construed and enforceable in accordance with, and governed by, the laws of the State of Connecticut.

    SECTION 10.09. COUNTERPARTS. This Agreement and any amendment hereof may be executed in several counterparts and by each party on a separate counterpart, each of which when so executed and delivered shall be an original, and all of which together shall constitute one instrument. In proving this Agreement it shall not be necessary to produce or account for more than one such counterpart signed by the party against whom enforcement is sought.

    SECTION 10.10. WAIVER OF JURY TRIAL. THE AGENT, THE BANKS, AND THE COMPANY HEREBY KNOWINGLY, VOLUNTARILY, AND INTENTIONALLY
WAIVE
ANY RIGHTS THEY MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY
LITIGATION BASED HEREON, OR ARISING OUT OF, UNDER, OR IN

CONNECTION WITH, THIS AGREEMENT OR THE NOTES, OR ANY COURSE OF CONDUCT, COURSE OF DEALING, STATEMENTS (WHETHER VERBAL OR WRITTEN), OR ACTIONS OF THE AGENT, ANY OF THE BANKS OR THE COMPANY. THIS PROVISION IS A MATERIAL INDUCEMENT FOR THE AGENT AND EACH BANK TO BECOME A PARTY TO THIS AGREEMENT.

    SECTION 10.11. CONSENT TO JURISDICTION. For the purposes of any action or proceeding involving this Agreement or any of the Notes, each of the parties hereto on the date hereof hereby expressly consents to the non-exclusive jurisdiction of any Federal or state court located in Hartford, Connecticut.

    SECTION 10.12 RETURN AND CANCELLATION OF TERM NOTES. The execution of the Agreement by each Bank hereunder will constitute the cancellation of the "Term Note" of the Company issued to such Bank pursuant to the Existing Credit Agreement. Upon each Bank's receipt of its Notes hereunder, such Bank will promptly return to the Company, marked "Cancelled", the "Term Note" of the Company issued to such Bank pursuant to the Existing Credit Agreement.

    SECTION 10.13. EFFECTIVE DATE. This Agreement shall become effective among the parties hereto as of the Effective Date.

Each party becoming a Bank hereunder after the date hereof pursuant to an Assignment and Acceptance shall, in such Assignment and Acceptance, consent to the non-exclusive jurisdiction of any Federal or state court located in Hartford, Connecticut.

    IN WITNESS WHEREOF, the parties have caused this SECOND AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT to be executed by their duly authorized officers as of the date first written above.

Attest:                      KAMAN CORPORATION
Glenn M. Messemer            By:  William P. Desautelle
Secretary                         Its:  Senior Vice President
                                  and Chief Investment Officer






STATE OF CONNECTICUT    )
                        )  ss.
COUNTY OF HARTFORD      )

    On this 15th day of July, 1994, before me personally appeared William P. Desautelle, to me known, who, being by me duly sworn, declared that he is the Senior Vice President and Chief Investment Officer of KAMAN CORPORATION (the "Corporation"), the corporation described in and which executed the foregoing AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT; that, being duly authorized, he did execute the foregoing SECOND AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT on behalf of the Corporation; and that the foregoing constitutes the free act and deed of the Corporation.

                            Shirley M. Miller
                            Notary Public
                            My commission expires:   June 30, 1999


THE SHAWMUT BANK CONNECTICUT
By: Jeffrey C. Lynch
Its: Managing Director

THE FIRST NATIONAL BANK OF BOSTON
By: Harvey H. Thayer, Jr
Its:  Vice President

BANK OF AMERICA NATIONAL TRUST
AND SAVINGS ASSOCIATION
By:   Brock Harris
Its:  Vice President

NATIONSBANK OF NORTH CAROLINA, N.A.
By: Christopher C. Browder
Its: Vice President

THE SHAWMUT BANK CONNECTICUT,
AS AGENT
By: Jeffrey C. Lynch
Its: Vice President

                                                          EXHIBIT A
                       FORM OF REVOLVING CREDIT NOTE


$-------------                                        July 15, 1994

     FOR VALUE RECEIVED, the undersigned KAMAN CORPORATION, a
Connecticut corporation (the "Company"), hereby absolutely and unconditionally promises to pay to the order of --------------
(the "Bank"), at the Agent's Funding Office:

          (a)  On the Maturity Date the principal amount of

- - ---------------------- DOLLARS ($---------------) or, if less, the aggregate unpaid principal amount of all Revolving Credit Loans outstanding on the Maturity Date and made by the Bank to the Company pursuant to the Second Amended and Restated Revolving
Credit Agreement, dated as of July 15, 1994 (as the same is amended and in effect from time to time, the "Credit Agreement"), among the Company, the Bank, the other banks named therein, such other banks as may become parties thereto from time to time, and the Agent thereunder; and

          (b) interest on the principal balance hereof from time to time outstanding from the date hereof through and including the date on which such principal amount is paid in full, at the times and at the rates provided in the Credit Agreement.

     This Note evidences borrowings under and has been issued by the Company in accordance with the terms of the Credit Agreement, and is one of the Revolving Credit Notes referred to therein. The Bank and any other holder hereof are entitled to the benefits of the Credit Agreement and may enforce the agreements of the Company contained therein, and may exercise the respective remedies provided for thereby or otherwise available in respect thereof, all in accordance with the respective terms thereof.

     All capitalized terms which are used in this Note without definition and which are defined in the Credit Agreement shall have the same meanings herein as in the Credit Agreement.

     The Bank shall, and is hereby irrevocably authorized by the Company to, endorse on the schedule attached to this Note or a continuation of such schedule attached hereto and made a part hereof, an appropriate notation evidencing advances and repayments of principal of this Note, provided that failure by the Bank to make any such notations shall not affect any of the Company's obligations in respect of this Note.

     The Company has the right in certain circumstances and the obligation in certain other circumstances to prepay the whole or part of the principal of this Note on the terms and conditions specified in the Credit Agreement.

     If any one or more of the Events of Default shall occur and be continuing, the entire unpaid principal amount of this Note and all of the unpaid interest accrued thereon may become or be declared due and payable in the manner and with the effect provided in the Credit Agreement.

     THE COMPANY ACKNOWLEDGES THAT THE FINANCING EVIDENCED BY
THE
CREDIT AGREEMENT AND THIS NOTE IS A COMMERCIAL TRANSACTION AND WAIVES ITS RIGHTS TO NOTICE AND HEARING UNDER CHAPTER 903a OF THE CONNECTICUT GENERAL STATUTES, OR AS OTHERWISE ALLOWED BY ANY STATE
OR FEDERAL LAW WITH RESPECT TO ANY PREJUDGMENT REMEDY WHICH
THE
AGENT MAY DESIRE TO USE.

     Except as otherwise expressly provided in the Credit Agreement, the Company and every endorser and guarantor of this Note or the obligations represented hereby waive presentment, demand, notice, protest and all other demands and notices in connection with the delivery, acceptance, performance, default or enforcement of this Note, assent to any extension or postponement of the time of payment of any amounts payable hereunder or under the Credit Agreement and any other indulgence in respect hereof or thereof.

     This Note is issued in replacement but not in satisfaction of the Revolving Credit Note issued by the Company to the Bank under the Existing Credit Agreement.

     This Note shall be construed in accordance with the laws of the State of Connecticut.

     IN WITNESS WHEREOF, KAMAN CORPORATION has caused this
REVOLVING CREDIT NOTE to be signed in its corporate name and its corporate seal to be impressed hereon by its duly authorized officer as of the day and year first above written.

                                         KAMAN CORPORATION

[Corporate Seal]

                                         By:
                                         Title:
Attest:


Date   Interest   Interest   Amount of   Paid or  Amount of
Notation
       Rate       Period     Advance     Prepaid  Principal    Made
By
       (Domestic                                  Balance of
       Eurodollar)                                Principal
                                                  Unpaid
- - -------------------------------------------------------------------
- - -----

- - -------------------------------------------------------------------
- - -----

- - -------------------------------------------------------------------
- - -----

- - -------------------------------------------------------------------
- - -----

- - -------------------------------------------------------------------
- - -----

- - -------------------------------------------------------------------
- - -----

- - -------------------------------------------------------------------
- - -----

- - -------------------------------------------------------------------
- - -----

- - -------------------------------------------------------------------
- - -----

- - -------------------------------------------------------------------
- - -----

Exhibit B
FORM OF BID AUCTION NOTE

$110,000,000                                          July 15, 1994

               FOR VALUE RECEIVED, the undersigned KAMAN
CORPORATION, a
Connecticut corporation (the "Company"), hereby absolutely and unconditionally promises to pay to the order of ------------------- the
"Bank"), at the Agent's Funding Office:

                    (a)  On the last day of each Interest Period
for any Bid
Auction Advance made by the Bank to the Company pursuant to the Second
Amended and Restated Revolving Credit Agreement, dated as of July
15, 1994
(as the same is amended and in effect from time to time, the "Credit
Agreement"), among the Company, the Bank, the other banks named therein, such other banks as may become parties thereto from time to time, and the Agent thereunder, and on the Maturity Date, the principal amount of ONE HUNDRED TEN
MILLION DOLLARS ($110,000,000) or, if less, the aggregate unpaid principal amount of such Bid Auction Advance outstanding on such date; and

                    (b) interest on the principal amount of each Bid Auction
Advance from time to time outstanding from the date such Bid Auction Advance is made through and including the date on which such principal amount is paid in full, at the times and at the rates provided in the Credit Agreement.

               This Note evidences borrowings under and has been issued by the Company in accordance with the terms of the Credit Agreement, and is one of the Bid Auction Notes referred to therein. The Bank and any other holder hereof are entitled to the benefits of the Credit Agreement and may enforce the agreements of the Company contained therein, and may exercise the respective remedies provided for thereby or otherwise available in respect thereof, all in accordance with the respective terms thereof.

               All capitalized terms which are used in this Note without definition and which are defined in the Credit Agreement shall have the same meanings herein as in the Credit Agreement.

               The Bank shall, and is hereby irrevocably authorized by the
Company to, endorse on the schedule attached to this Note or a continuation of such schedule attached hereto and made a part hereof, an appropriate notation evidencing advances and repayments of principal of this Note, provided that failure by the Bank to make any such notations shall not affect any of the Company's obligations in respect of this Note.

               The Company has the right in certain circumstances and the obligation in certain other circumstances to prepay the whole or part of the principal of this Note on the terms and conditions specified in the Credit
Agreement.

               If any one or more of the Events of Default shall occur and be continuing, the entire unpaid principal amount of this Note and all of the unpaid interest accrued thereon may become or be declared due and payable in the manner and with the effect provided in the Credit Agreement.

               THE COMPANY ACKNOWLEDGES THAT THE FINANCING
EVIDENCED
BY THE
CREDIT AGREEMENT AND THIS NOTE IS A COMMERCIAL TRANSACTION AND
WAIVES ITS
RIGHTS TO NOTICE AND HEARING UNDER CHAPTER 903a OF THE
CONNECTICUT GENERAL
STATUTES, OR AS OTHERWISE ALLOWED BY ANY STATE OR FEDERAL LAW
WITH RESPECT TO
ANY PREJUDGMENT REMEDY WHICH THE AGENT MAY DESIRE TO USE.

               Except as otherwise expressly provided in the Credit Agreement, the Company and every endorser and guarantor of this Note or the obligations represented hereby waive presentment, demand, notice, protest and all other demands and notices in connection with the delivery, acceptance, performance, default or enforcement of this Note, assent to any extension or postponement of the time of payment of any amounts payable hereunder or under the Credit Agreement and any other indulgence in respect hereof or thereof.

               This Note is issued in replacement but not in satisfaction of the Bid Auction Note issued by the Company to the Bank under the Existing
Credit Agreement.

               This Note shall be construed in accordance with the laws of the State of Connecticut.

               IN WITNESS WHEREOF, KAMAN CORPORATION has caused this BID
AUCTION NOTE to be signed in its corporate name and its corporate seal to be impressed hereon by its duly authorized officer as of the day and year first above written.

                                        KAMAN CORPORATION

[Corporate Seal]

                                        By:

                                        Title:

Attest:


 . . . . . . . . . . . . . . . . . . . .

Date   Interest   Interest   Amount of   Paid or  Amount of
Notation
       Rate       Period     Advance     Prepaid  Principal    Made
By
       (Domestic                                  Balance of
       Eurodollar)                                Principal
                                                  Unpaid
- - -------------------------------------------------------------------
- - -----

- - -------------------------------------------------------------------
- - -----

- - -------------------------------------------------------------------
- - -----

- - -------------------------------------------------------------------
- - -----

- - -------------------------------------------------------------------
- - -----

- - -------------------------------------------------------------------
- - -----

- - -------------------------------------------------------------------
- - -----

- - -------------------------------------------------------------------
- - -----

- - -------------------------------------------------------------------
- - -----

- - -------------------------------------------------------------------
- - -----

                                                          Exhibit C
                 [Letterhead of Kaman Corporation]
                           July 15, 1994

The Shawmut Bank Connecticut
777 Main Street
Hartford, Connecticut  06115

The First National Bank of Boston
100 Federal Street
Boston, Massachusetts  02110

Bank of America National Trust and
  Savings Association
335 Madison Avenue
New York, New York  10017

NationsBank, N.A.
767 Fifth Avenue, 23rd Floor
New York, New York  10153

Re: Second Amended and Restated Revolving Credit Agreement (the "Agreement"), dated as of July 15, 1994, by and among Kaman Corporation (the "Company"), The Shawmut Bank Connecticut, individually and as Agent (the "Agent"),
     Bank of America National Trust and Savings Associations, The First National Bank of Boston and NationsBank, N.A. (the foregoing banks are hereinafter collectively referred to as the "Banks")

Ladies and Gentlemen:

     I have acted as special counsel to the Company in connection with the negotiation, execution and delivery of the Agreement, the Notes, and the transactions contemplated thereby. Capitalized terms used but not defined herein have the meanings given to such terms in the Agreement.

     This opinion letter has been requested of me as an inducement to your entering into the Agreement with the Company. In this connection, I have examined the Governing Documents of the Company and resolutions of the Board of Directors of the Company and such certificates of public officials and other corporate documents or records and have made such other examinations and inquiries as I have deemed necessary or appropriate.

     I have examined either original, certified copies or copies otherwise authenticated to my satisfaction of such documents as I have deemed necessary or advisable to examine in order to furnish the opinion herein expressed. I have made such other examination as to matters of fact and law as I have deemed necessary in order to enable me to give this opinion.

     Based upon the foregoing and upon such investigations of law as I have deemed appropriate, it is my opinion that, as of the date hereof:

                1. The Company and each Subsidiary (a) is a corporation duly organized, validly existing and in good standing under the laws of its respective jurisdiction of incorporation, (b) has all requisite corporate power to own its respective material properties and conduct its respective business, and (c) is duly qualified to do business and is in good standing as a foreign corporation in each of the jurisdictions where the nature of its properties or its business requires such qualification except where a Subsidiary's failure to be in good standing would not result in a Material Adverse Effect.

                2. The execution, delivery and performance of the Agreement and the Notes and the transactions contemplated thereby
(a) are within the corporate authority of the Company, (b) have been authorized by proper corporate proceedings, (c) will not
(i) contravene or conflict with any Governing Document of the Company or any of its Subsidiaries, (ii) conflict with or result in a violation, breach or, but for the giving of notice or passage of time or both, constitute a default under (A) any provision of any existing statute, law, rule or regulation binding on it or any of its Subsidiaries or, to the best of my knowledge, after due inquiry and investigation, any order, judgment, award, decree, license or authorization of any court or Governmental Authority binding on it or any of its Subsidiaries (a "Requirement of Law"), or (B) to the best of my knowledge, after due inquiry and investigation, any mortgage, indenture, lease or other contract, agreement, instrument or undertaking to which it or any of its Subsidiaries is a party or will be a party immediately after the Effective Date, or by which or to which it or any of its Subsidiaries or any of their respective property or assets is now or immediately after the Effective Date will be bound or subject (a "Contractual Obligation"), or (iii) result in the creation or imposition of any Lien on any of the properties or assets of the Company or any of its Subsidiaries.

                3. No approval or consent of, or filing with, any Governmental Authority and no consent or approval of the shareholders of the Company or any other Person is required to be obtained or made by or on behalf of the Company to make valid and legally binding the execution, delivery and performance of the Agreement and the Notes. The consummation of the transactions contemplated by the Agreement and the Notes does not require any approval, authorization or consent of or (except for such disclosures as may be required in accordance with filings made by the Company in the ordinary course of business such as customary SEC reporting) filing, registration or declaration with any such Governmental Authority or Person.

                4. Neither the Company nor any of its Subsidiaries is or immediately after the Effective Date will be in default under any of its Governing Documents or in violation of any Requirement of Law. To the best of my knowledge, after due inquiry and investigation, neither the Company nor any of its Subsidiaries is or immediately after the Effective Date will be in violation of or default under any (a) Contractual Obligation, or (b) any license, permit, certification or approval requirement of any customer, supplier, Governmental Authority or other Person.

                5. All of the shares of each Subsidiary are owned of record by the Company, have been validly issued and are fully paid and nonassessable.

                6. To the best of my knowledge, after due inquiry and investigation, no action, suit, investigation or proceeding is pending or known to be threatened by or against or affecting the Company or any of its Subsidiaries or any of their respective properties or rights before any Governmental Authority (a) which involves the Agreement or the Notes or any instrument delivered in connection therewith, or any action to be in connection with the transactions contemplated thereby or (b) as to which there is a reasonable possibility of an adverse determination and which, if adversely determined, could, individually or in the aggregate result in a Material Adverse Effect.

                7. The Agreement and each of the Notes have been duly and properly executed and delivered to the Agent by the Company.

                8. The agreements and obligations of the Company contained in the Agreement and each of the Notes constitute the legal, valid and binding obligations of the Company enforceable against the Company in accordance with their respective terms, except to the extent their enforcement may hereafter be limited by bankruptcy or insolvency or other laws affecting creditors rights generally.

                9. The rates of interest payable on the Notes are not in violation of or prohibited by the laws of the State of Connecticut.

                                       Very truly yours,




                                        Glenn M. Messemer

                                                          Exhibit D
                               FORM OF

                         KAMAN CORPORATION

                       COMPLIANCE CERTIFICATE


     The undersigned, William P. Desautelle, hereby certifies that he is the duly elected, qualified and acting Senior Vice President and Chief Investment Officer of Kaman Corporation (the "Company"), a Connecticut corporation, and as such officer, he is familiar with the terms, covenants and conditions of the Second Amended and Restated Revolving Credit Agreement (the "Agreement"), dated as of July 15, 1994, among the Company, The Shawmut Bank Connecticut, as Agent, and the other Banks thereunder, as amended and in effect as of the date hereof. All terms not specifically defined herein shall have the definitions ascribed in the Agreement.

     This is to certify that, as of the date hereof (i) the Company has complied, and shall be in compliance, with all terms, covenants and conditions of the Agreement as required thereby; (ii) there exists no Default or Event of Default; and (iii) the representations and warranties set forth in Article II of the Agreement are true and correct with the same effect as though such representations had been made as of the date of this Certificate.

     The computations which produced the figures contained in this Compliance Certificate are set forth on Annex A hereto.

     Without limiting the generality of the foregoing, the Company certifies specifically as follows as of [last day of most recently ended fiscal quarter]:



Section of                                (Dollars in Thousands)
Agreement

                                     Requirement          Actual
                                     or Ceiling
5.01(f)   Liens not to secure
          Indebtedness in excess
          of fifteen percent (15%)
          of Consolidated
          Tangible Assets            $----------          $--------



5.06(c)   Sale of Assets             $----------          $--------
                                     (figure represents
                                     15% of Company's
                                     Consolidated
                                     Tangible Assets)

6.01      Consolidated Net
          Worth                      $200,000,000    $--------


6.02      Fixed Charge
          Coverage Ratio             2.5:1                ----:----

6.03      Consolidated Total
          Indebtedness to
          Total Capitalization       45%                  ---%

                                        KAMAN CORPORATION
Dated: [date of delivery
of Certificate]
                                        By:

                                        William P. Desautelle
                                        Senior Vice President and
                                        Chief Financial Officer

                              Annex A

  A.   5.01(f):

       (i)    Consolidated Assets:                     $--------


       (ii)   Intangible Assets:                       $--------


       (iii)  Consolidated Tangible Assets:            $--------
              (Item (i) minus Item (ii))

       (iv)   Item (iii) multiplied by .15:            $--------


  B.   5.06(c): Sale of Assets

       (i)    with respect to any fiscal year
              of the Company:

              Item (iii) from Section A above
              (Consolidated Tangible Assets)
              multiplied by .15:                       $--------


  C.   6.01: Consolidated Net Worth

       (i)    consolidated shareholders'
              equity                                   $--------

       (ii)   Qualifying Preferred Stock:              $--------

       (iii)  Consolidated Net Worth
              (Item (i) plus Item (ii)):               $--------


  D.   6.02: Fixed Charge Coverage Ratio

       (i)    Operating Profit for four (4)
              most recently completed fiscal
              quarters of Company:                     $--------

       (ii)   aggregate consolidated interest
              expense on borrowed money
              (including the Obligations) (net
              of cash income from investments)
              for four (4) most recently completed
              fiscal quarters of the Company:          $--------

       (iii)  Fixed Charge Coverage Ratio
              (Ratio of Item (i) to Item (ii))         ------:-----

              (Footnote 1)

  E.   6.03: Consolidated Total Indebtedness to Total
Capitalization

       (i)    Consolidated Total Indebtedness:         $--------

       (ii)   Consolidated Net Worth (see              $--------
              Item (iii) from Section C above)

       (iii)  Total Capitalization (Item (i)
              plus Item (ii)):                         $--------

       (iv)   Item (i) divided by
              Item (iii)) (Footnote 2)                 ------%

Footnote 1:  Section 6.02 of the Agreement requires Fixed Charge
Coverage Ratio to be greater than or equal to 2.5:1.

Footnote 2:  Section 6.03 of the Agreement requires the Company's
Consolidated Total Indebtedness to be less than or equal to 45% of its Total Capitalization.

                                  - 82 -
PAGE

                                                          Exhibit E

            FORM OF ASSIGNMENT AND ACCEPTANCE AGREEMENT

               Reference is made to the Second Amended and Restated Revolving Credit Agreement, (the "Credit Agreement"), dated as of July 15, 1994, by and among Kaman Corporation (the "Company"), The Shawmut Bank Connecticut, as agent (the "Agent") and the Banks thereunder. Capitalized terms used but not defined herein have the meanings assigned to such terms in the Credit Agreement.

               This Assignment and Acceptance Agreement (this
"Agreement") has been made by                  (the "Assignor") and
                (the "Assignee"), and consented to by the Company and the Agent, in order to effect the assignment by the Assignor, and the assumption by the Assignee, of certain of the Assignor's rights and duties with respect to the Credit Agreement and the Notes issued to it thereunder.

               The Assignor and Assignee agree as follows:

               1. The Assignor hereby sells and assigns to the Assignee, and the Assignee hereby purchases and assumes from the
Assignor, a      % interest in and to all of the Assignor's rights
and obligations under the Credit Agreement, including (a) its Commitment on the Effective Date (as defined below), (b) each of the
Advances owing on the Effective Date to the Assignor, (c) each Note held by the Assignor, and (d) all unpaid interest with respect to such Advances and Fees owing to the Assignor and accrued to the Effective Date.

               2. The Assignor (a) represents that as of the date hereof, its Commitment (without giving effect to assignments thereof
which have not yet become effective) is $        , and the
outstanding principal balances of each Note held by the Assignor (unreduced by any assignments thereof which have not yet become
effective) is as follows:              , (b) makes no
representation
or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with the Credit Agreement or the execution, legality, validity, enforceability, genuineness, sufficiency or value of the Credit Agreement, any of the Notes held by such Assignor, or any other instrument or document furnished pursuant thereto, other than that it is the legal and beneficial owner of the interests being assigned by it hereunder and that such interests are free and clear of any lien or security interest, and (c) makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Company or the performance or observance by the Company of any of its obligations under the Credit Agreement, any of the Notes or any other instrument or documents furnished pursuant thereto.

               3. The Assignee (a) represents and warrants that it is legally authorized to enter into this Agreement, (b) confirms that it has received a copy of the Credit Agreement, together with copies of the most recent financial statements referred to in Section 4.01 of the Credit Agreement and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into this Agreement; (c) agrees that it will, independently and without reliance upon the Agent, the Assignor or any other Bank and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Credit Agreement and any Notes held by it; (d) appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers under the Credit Agreement as are delegated to the Agent by the terms thereof, together with such powers as are reasonably incidental thereto; and (e) agrees that it will perform in accordance with their terms all of the obligations which by the terms of the Credit Agreement are required to be performed by it as a Bank, including its obligations under Section 1.11 of the Credit Agreement if it is organized outside the United States.

               4.   The Effective Date for this Agreement shall be
         , 19   (the "Effective Date").(Footnote 1)

               5. From and after the Effective Date, (a) the Assignee shall be a party to the Credit Agreement and, to the extent rights and obligations have been transferred to it by this Agreement, have the rights and obligations of a Bank thereunder and (b) the Assignor shall, to the extent its rights and obligations have been transferred to the Assignee by this Agreement, relinquish its rights and be released from its obligations under the Credit Agreement.

               6. Upon acceptance and recording of this Agreement by the Agent, from and after the Effective Date, the Agent shall make all payments under the Credit Agreement in respect of the interest assigned hereby (including, without limitation, all payments of principal, interest and Fees with respect thereto) to the Assignee.

The Assignor and Assignee shall make all appropriate adjustments in payments under the Credit Agreement for periods prior to the Effective Date directly between themselves.

               7.   The Assignee hereby consents to the
non-exclusive
jurisdiction of any Federal or State court located in Hartford, Connecticut.

               8.   This Agreement shall be governed by and
construed
in accordance with the laws of the State of Connecticut.

Footnote 1: See Section 10.05(b) of the Credit Agreement. Such date shall be at least five (5) Business Days after the execution of this
Agreement.

                                        ASSIGNOR:

                                        [Name of Assignor]


                                        By:

                                        Title:



                                        ASSIGNEE:
                                        [Name of Assignee]


                                        By:

                                        Title:



                                        hereby accepted by each of
                                        the

                                        COMPANY:

                                        KAMAN CORPORATION


                                        By:

                                        Title:



                                        AGENT:

                                        SHAWMUT BANK CONNECTICUT,
                                          as Agent


                                        By:

                                        Title:

                               EXHIBIT 4b
                           KAMAN CORPORATION
                       SECOND AMENDED AND RESTATED
                       REVOLVING CREDIT AGREEMENT

                           As of July 15, 1994

    SECOND AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT dated as of July 15, 1994 among KAMAN CORPORATION, a Connecticut corporation (the "Company"), and THE BANK OF NOVA SCOTIA, ABN AMRO BANK N.V. and SOCIETE GENERALE (sometimes referred to herein individually as a "Bank" or collectively as the "Banks") and THE BANK OF NOVA SCOTIA, as agent (in such capacity sometimes referred to herein as the "Agent") for the Banks.

    WHEREAS, the Company, the Banks and the Agent are each party to an Amended and Restated Revolving Credit Agreement dated as of September 5, 1991 (as amended through the date hereof, the "Existing Credit Agreement");

    WHEREAS, each of the Banks has agreed with the Company to amend the terms and conditions of the Existing Credit Agreement;

    NOW, THEREFORE, the Company, the Banks and the Agent agree that as of the Effective Date (as hereinafter defined) the Existing
Credit Agreement shall be amended and restated in its entirety as set forth herein.

                                ARTICLE I
                                THE LOANS

    SECTION 1.01. REVOLVING CREDIT COMMITMENTS. Subject to the terms and conditions contained in this Agreement, each Bank agrees (severally and not jointly) to make loans (the "Revolving Credit Loans" and, individually, a "Revolving Credit Loan") to the Company from time to time prior to July 15, 1999 (the "Maturity Date") in principal amounts not exceeding at any one time outstanding for any of the Banks the amount set forth opposite such Bank's name below, as such amounts may be adjusted from time to time pursuant to Sections 1.02 or 10.05 hereof:

BANK                       COMMITMENT           PERCENTAGE OF TOTAL
                                                    COMMITMENT
BNS                        $40,000,000               44.44444%
ABN AMRO                   $25,000,000               27.77777%
Societe Generale           $25,000,000               27.77777%
                           -----------               --------
Total Commitment:          $90,000,000               100%

Such amounts, as they may be adjusted from time to time as hereinafter provided, are herein called individually a "Commitment" and collectively either the "Commitments" or the "Total Commitment." Each Revolving Credit Loan shall be either a Domestic Loan or a Eurodollar Loan, as the Company may elect, in each case subject to the provisions of this Agreement. Although the Total Commitment initially equals $110,000,000 in the aggregate (and shall not exceed $110,000,000 even if the principal indebtedness to a Bank exceeds such Bank's Commitment as a result of one or more Bid Auction Advances), it is understood that each Bank's portion of the Total Commitment is a several obligation and not a joint obligation. No Bank shall be required to make any Revolving Credit Loan to the Company after such Bank's Commitment shall have terminated. No Bank shall be responsible to the Company, the Agent or the other Banks for the obligations or Commitments of any other Bank. The Agent shall not be responsible to the Company for the obligations or Commitments of any of the Banks.

    SECTION 1.02.  MANDATORY REDUCTION OF COMMITMENTS; OPTIONAL
TERMINATION OR REDUCTION OF COMMITMENTS; TERMINATION OF
COMMITMENTS.

         (a)  MANDATORY REDUCTION OF COMMITMENTS.  The Total
Commitment and each of the Commitments shall be irrevocably and permanently reduced in connection with certain sales of assets described in Section 5.06.

         (b) OPTIONAL TERMINATION OR REDUCTION OF COMMITMENTS. At the Company's option and upon three (3) Business Days' prior written notice to the Agent, the Company, without premium or penalty, may permanently: (a) terminate the Total Commitment upon payment in full of the Notes together with all accrued interest thereon to the date of such payment, and all Fees and other amounts then due the Banks hereunder and thereunder; or (b) reduce pro rata the Total Commitment of the Banks by an amount specified in such notice in integral multiples of $10,000,000 upon pro rata prepayment to each Bank of the outstanding principal amount of the Revolving Credit Note of such Bank in excess of the amount of the reduced Commitment, if any, of such Bank together with accrued interest on the amount so paid to the date of such payment; provided, that if the termination or reduction of any Commitment pursuant to this clause (b) requires the payment of a Eurodollar Loan or Bid Auction Advance, the termination or reduction of such Commitment may be made only on the last Business Day of the Interest Period applicable to such Eurodollar Loan or Bid Auction Advance. If any prepayment of a Eurodollar Loan or Bid Auction Advance is required or permitted by a Bank on a date other than the last Business Day of the Interest Period applicable thereto, the Company shall indemnify the Bank receiving any such prepayment in accordance with Section 1.16.

         (c) TERMINATION OF COMMITMENTS. The Commitments of the Banks to make Revolving Credit Loans shall terminate on the Maturity Date, or such earlier date as such Commitments may be terminated pursuant to the provisions of this Section 1.02 or
Section 7.03.

    SECTION 1.03.  MAKING AND FUNDING REVOLVING CREDIT LOANS.

         (a) PROCEDURES FOR REVOLVING CREDIT LOANS. When the Company desires to borrow Revolving Credit Loans, or to select an interest rate option for an Interest Period for Revolving Credit Loans, the procedures set forth in this Section 1.03 shall apply. The Company shall give the Agent at least two (2) Business Days' prior written notice in the case of a Eurodollar Loan, and notice on the same date in the case of a Domestic Loan. Such notice (individually an "Election Notice" and collectively the "Election Notices") shall specify: (a) the date of the proposed borrowing (which shall be a Business Day); (b) whether such proposed borrowing is to consist of Domestic Loans or Eurodollar Loans; (c) the Interest Period applicable to such Loans; and (d) the aggregate amount to be borrowed. All Election Notices must be received by the Agent before 10:00 a.m., Hartford, Connecticut time on the Business Day specified in the second sentence of this Section 1.03(a). Each borrowing of Revolving Credit Loans shall be (x) in the case of Domestic Loans, in an aggregate amount not less than $1,000,000 or in a greater integral multiple of $500,000, and (y) in the case of Eurodollar Loans, in an aggregate amount not less than $5,000,000 or in a greater integral multiple of $1,000,000. Except for Bid Auction Borrowings, each borrowing hereunder shall, to the extent that each Bank satisfies its obligations hereunder, be made from each Bank pro rata based upon such Bank's percentage of the Total Commitment. The Revolving Credit Loans of each Bank shall be evidenced by a promissory note payable to the order of such Bank and in the amount of the Commitment of such Bank, substantially in the form of Exhibit A attached hereto (individually a Revolving Credit Note and collectively the "Revolving Credit Notes"). The Revolving Credit Notes are issued hereby as replacements and in exchange for (but do not evidence payment or satisfaction of) the Revolving Credit Notes (as defined in the Existing Credit Agreement). The principal amount of each Revolving Credit Loan by each Bank and any repayment or permitted prepayment thereof shall be recorded by such Bank on either the schedule attached to such Bank's Revolving Credit Note or its books and records. The aggregate unpaid principal amount of Revolving Credit Loans set forth on such schedule or books and records shall be presumptive evidence of the principal amount owing and unpaid thereon. Within the limits of the Total Commitment, and subject to the terms and conditions hereof, the Company may borrow hereunder, prepay (but only to the extent permitted by this Agreement), and reborrow pursuant to Section 1.01 and Section 1.03 hereof until the Maturity Date. Notwithstanding any term to the contrary contained herein, any failure of any Bank or the Agent to make any notation on a schedule to any Note or otherwise record a transaction in a timely fashion or to make correctly any such notation or recordation shall not affect or impair the validity of any Obligations.

         (b) FUNDING REVOLVING CREDIT LOANS. Not later than 2:00 p.m. (Hartford, Connecticut time) on the date of the proposed borrowing of any Revolving Credit Loan, as specified in the applicable Election Notice received by the Agent in accordance with paragraph (a) above, each of the Banks will make available to the Agent, in immediately available funds, at the Agent's Funding Office, such Bank's percentage share of the Revolving Credit Loans to be loaned on such date. Upon receipt from such Bank of such amount, and subject to the provisions of Section 1.01 and upon fulfillment of the applicable conditions of Article III, the Agent shall make available to the Company, in immediately available funds, at the Agent's Funding Office, such amount of funds received from such Bank.

    SECTION 1.04.  BID AUCTION ADVANCES.

         (a) GENERALLY. Each Bank severally agrees that the Company may request Bid Auction Borrowings under this Section 1.04 from time to time on any Business Day after the date hereof and prior to the Maturity Date in the manner set forth below; provided, that, after giving effect to the making of each Bid Auction Borrowing, the aggregate principal amount of all Revolving Credit Loans then outstanding plus all Bid Auction Advances then outstanding shall not exceed the Total Commitment. All Bid Auction Advances shall be in Dollars. There shall be no Bid Auction Advances outstanding on or after the Maturity Date.

         (b) NOTIFICATION OF BID AUCTION BORROWING. The Company shall request a Bid Auction Borrowing under this Section 1.04 by delivering to the Agent, by 10:00 a.m. (Boston, Massachusetts time) at least one (1) Business Day prior to the date of the proposed Bid Auction Borrowing, a notice (an "Election Notice") specifying:

              (i)  that such proposed borrowing is to be a Bid
     Auction Borrowing;

              (ii) the date of such proposed borrowing
     (which must be a Business Day);

              (iii) the aggregate amount of such proposed borrowing;

              (iv) the Interest Period for such proposed borrowing; and

              (v) any other terms to be applicable to such proposed borrowing.

The Agent shall promptly notify each Bank by telephone, confirmed by telex or telecopier, of each request for a Bid Auction Borrowing received by it from the Company.

         (c)  BANKS RESPONSE TO BID AUCTION BORROWING NOTIFICATION.

Each Bank, including the Agent acting in its capacity as a Bank, may, if in its sole discretion it elects to do so, offer to make one or more Bid Auction Advances to the Company as part of such proposed Bid Auction Borrowing, by notifying the Company by telex, telecopy or telefacsimile, before 10:00 a.m. (Boston, Massachusetts time) on the date of the proposed borrowing specified in the Election Notice of: (i) the minimum amount and maximum amount of each Bid Auction Advance that such Bank would be willing to make as part of such proposed Bid Auction Borrowing (which amounts may exceed such Bank's Commitment but may not exceed the Total Commitment); (ii) the rate of interest offered therefor; and (iii) the identity of the quoting Bank.

         (d)  COMPANY ACCEPTANCE OR REJECTION OF OFFERS.  The
Company shall, in turn, before 10:30 a.m. (Hartford, Connecticut time) on the date of the proposed borrowing specified in the Election Notice, either:

              (i) cancel such Bid Auction Borrowing by giving the Agent notice to that effect, or

         (ii) accept one or more of the offers made by any Bank or Banks pursuant to and in compliance with Section 1.04(c), in the Company's sole discretion, by giving notice to the Agent and such Bank or Banks of the date and amount of each Bid Auction Advance (which amount shall be equal to or greater than the minimum amount, and equal to or less than the maximum amount, as specified by such Bank for such Bid Auction Advance pursuant to Section 1.04(c)) to be made by each Bank as part of such Bid Auction Borrowing and the unused amount of the Total Commitment after giving effect to such Bid Auction Borrowing; and reject any remaining offers made by any Bank or Banks pursuant to Section 1.04(c) by giving the Agent and any such Bank or Banks notice to that effect.

         (e) USAGE OF COMMITMENTS. Upon each occasion that a Bid Auction Advance is made, and during the period such Bid Auction Advance is outstanding, each Bank's Commitment shall be deemed automatically utilized by an amount equal to the amount of such Bid Auction Advance multiplied by such Bank's percentage of the Total Commitment, regardless of the extent to which such Bank makes a Bid Auction Advance.

         (f) FUNDING INDEMNITY. If the Company notifies the Agent that a Bid Auction Borrowing is canceled pursuant to Section 1.04(d)(i), the Agent shall give prompt notice thereof to the Banks, and such Bid Auction Borrowing shall not be made. If the Company accepts one or more Bid Auction Advance offers made by any Bank or Banks, such acceptance shall be irrevocable and binding on the Company and, in respect of any Bid Auction Borrowing, the Company shall indemnify each Bank against any loss or expense incurred by such Bank as a result of any failure by the Company to fulfill, on or before the date specified for such Bid Auction Borrowing, the applicable conditions set forth in this Agreement, including, without limitation, (i) any loss or expense incurred by reason of liquidation or reemployment of deposits or other funds acquired by such Bank to fund or maintain such Bid Auction Advance, and (ii) compensation as provided in Section 1.16.

         (g) MAKING BID AUCTION ADVANCES. Each Bank that is to make a Bid Auction Advance as part of any Bid Auction Borrowing shall, before 12:00 noon (Boston, Massachusetts time) on the date of such Bid Auction Borrowing specified in the Election Notice pursuant to Section 1.04(b), if all applicable conditions specified in Section 3.02 have been satisfied, make available to the Agent at the Agent's Funding Office, in immediately available funds, such Bank's portion of such Bid Auction Borrowing. After receipt by the Agent of such funds, the Agent will make such funds available to the Company at the Agent's Funding Office. The Agent will notify each of the Banks, within a reasonable period of time (not to exceed ten (10) days) after any Bid Auction Advance is made, of (i) the principal amount of, the interest rate on, the Interest Period for, and the date of, such Bid Auction Advance, and (ii) the Bank which made such Bid Auction Advance.

         (h) REPAYMENT AT MATURITY. The Company shall repay to the Agent, for the account of each Bank which has made a Bid Auction Advance to the Company, the principal amount of such Bid Auction Advance on the last day of the Interest Period relating to such Bid Auction Advance. All Bid Auction Advances outstanding on the Maturity Date shall be absolutely and unconditionally due and payable on the Maturity Date.

         (i) NO PREPAYMENT OF BID AUCTION ADVANCES. The Company shall not be permitted to prepay any Bid Auction Advance.

         (j) BID AUCTION NOTES. Each Bid Auction Advance from any Bank shall be evidenced by a grid promissory note of the Company payable to the order of the lending Bank, in substantially the form of Exhibit B hereto (individually a "Bid Auction Note" and collectively the "Bid Auction Notes").

    SECTION 1.05.  RENEWAL OR CONVERSION OF LOANS.   Subject to all
of the terms and conditions of this Agreement, including without limitation, the satisfaction of all the conditions set forth in
Section 3.02 (except paragraph (a) thereof) to the making of any Revolving Credit Loan, the Company may, on any Business Day, renew any Eurodollar Loan or convert any Domestic Loan into a Eurodollar Loan or any Eurodollar Loan into a Domestic Loan before the Maturity Date, provided, that any renewal or conversion of a Eurodollar Loan may be made only at the expiration of the Interest Period for the Eurodollar Loan to be renewed or converted. If the Company desires to so renew a Eurodollar Loan or convert a Domestic Loan or a Eurodollar Loan, it shall give the Agent written notice of such renewal or conversion not later than 10:00 a.m. (Hartford, Connecticut time), (i) in the case of conversions into Domestic Loans, on the date of such renewal or conversion, and (ii) in the case of renewals of or conversions into Eurodollar Loans, on the second Business Day prior to the date of such proposed renewal or conversion. Each such notice shall specify: (i) the date of such renewal or conversion; (ii) the specific Domestic Loan to be converted or Eurodollar Loan to be renewed or converted; (iii) the Domestic Loan or Eurodollar Loan which is to replace such Domestic Loan or Eurodollar Loan; and (iv) the Interest Period for any replacement Eurodollar Loan.

    SECTION 1.06.  [INTENTIONALLY LEFT BLANK]

    SECTION 1.07.  INTEREST.

         (a)  INTEREST RATES ON LOANS.

          (i) REVOLVING CREDIT LOANS. Each Revolving Credit Loan shall bear interest (from the date made through and including the date of payment in full) at a rate per annum equal to: (A) in the case of Domestic Loans, the Base Rate plus any Applicable Margin for Domestic Loans; or (B) in the case of Eurodollar Loans, LIBOR plus any Applicable Margin for Eurodollar Loans.

          (ii) BID AUCTION ADVANCES. Each Bid Auction Advance shall bear interest (from the date made through and including the date of payment in full) at a rate per annum as determined in accordance with Section 1.04.

         (b) CALCULATION. Interest on Domestic Loans shall be calculated on the basis of a 365 or 366 day year (as applicable) and the actual number of days elapsed, and the interest rate with respect to any Domestic Loan shall change effective immediately upon any change in the Base Rate, without notice or demand to or upon the Company. Interest on Eurodollar Loans and Bid Auction Advances shall be calculated on the basis of a 360 day year and the actual number of days elapsed. Each determination of any interest rate by the Agent pursuant to this Agreement or the Notes shall be conclusive and binding on the Company and each of the Banks in the absence of manifest error.

         (c) INTEREST PAYMENTS. Interest shall accrue on the entire principal of each Domestic Loan, each Eurodollar Loan and each Bid Auction Advance and shall be payable in arrears by the Company to the Agent for the account of the Bank or Banks making such Advance as follows:

         (i)  Domestic Loans.  With respect to any Domestic
Loan, on the last Business Day of each calendar quarter;

         (ii) Eurodollar Loans.  With respect to any
Eurodollar Loan, on the last day of the Interest Period for such Loan, provided that interest shall also be payable on the last day of the third (3rd) month for any Eurodollar Loan having a six (6) month Interest Period; and

         (iii) Bid Auction Advances. With respect to any Bid Auction Advance, on the last day of the Interest Period for such Bid Auction Advance, provided that interest shall also be payable every ninety (90) days for Bid Auction Advances with Interest Periods in excess of ninety (90) days.

It is understood and agreed that the interest payable on the last day of an Interest Period in excess of 90 days shall be only of interest accrued after the 90th day of such Interest Period if interest accrued through such 90th day was paid on such 90th day, as provided herein.

         (d)  [INTENTIONALLY DELETED]

         (e) DEFAULT INTEREST. Notwithstanding the foregoing, while any Event of Default is continuing, interest on all Domestic Loans, Eurodollar Loans and Bid Auction Advances shall accrue at a rate per annum equal to two percent (2%) per annum above the Base Rate.

    SECTION 1.08. INTEREST PERIODS. Each Interest Period relating to any Eurodollar Loan shall be for such duration of 1, 2, 3 or 6 months as shall be selected by the Company in compliance with the provisions of this Article I. Each Interest Period relating to any

Bid Auction Advance shall be for such duration of 7 to 180 days as shall be selected by the Company in compliance with the provisions of this Article I. Any Interest Period which would otherwise end on a day which is not a Business Day shall (subject to the provisions of the last sentence of this Section 1.08) end on the next succeeding Business Day. Each Interest Period for any Eurodollar Loan or Bid Auction Advance made, converted or renewed prior to the Maturity Date must end on or prior to the Maturity Date. Any Interest Period for a Eurodollar Loan which begins on a day for which there is no numerically corresponding day in the calendar month during which such Interest Period is to end shall end on the last day of such calendar month (or the next preceding Business Day if such last day is not a Business Day). Any Interest Period for a Eurodollar Loan which otherwise would end on the first Business Day of a calendar quarter shall end on the last Business Day of the prior calendar quarter.

    SECTION 1.09.  REPAYMENTS AND PREPAYMENTS OF PRINCIPAL OF
LOANS; PRO RATA TREATMENT; APPLICATION OF PREPAYMENTS.

         (a) The entire principal of each of the Revolving Credit Notes and the Bid Auction Notes outstanding on the Maturity Date, together with all accrued unpaid interest thereon, shall be absolutely due and payable on the Maturity Date. All the other Obligations shall, if not sooner paid, become and be absolutely due and payable by the Company on the Maturity Date.

         (b) On the last day of each Interest Period for each Eurodollar Loan and each Bid Auction Advance, the Company shall pay all principal, interest and other amounts then outstanding in respect of such Eurodollar Loan or such Bid Auction Advance. Such payment may be made with the proceeds of a new or replacement Domestic Loan, Eurodollar Loan or Bid Auction Advance, to the extent then available, pursuant to all of the terms and limitations of this Agreement.

         (c) In no event shall the aggregate outstanding principal amount of the Revolving Credit Loans and Bid Auction Advances outstanding at any time exceed the Total Commitment at such time, as such Total Commitment may be reduced from time to time in accordance with the provisions hereof. Accordingly, upon any such reduction in the Total Commitment, the Company agrees to prepay so much of the Revolving Credit Loans as may be necessary so that the aggregate outstanding principal amount of the Revolving Credit Loans and Bid Auction Advances will not exceed the Total Commitment, as so reduced. For the avoidance of any doubt, the parties hereto acknowledge and agree that, as used in this Agreement, Revolving Credit Loans do not include Bid Auction Advances.

          (d)  Upon certain sales of assets described in Section
5.06, the Company shall prepay all or a portion of the Advances in accordance with the provisions of such Section 5.06.

        (e) The Company may, at its option, subject to the provisions of Section 1.16, prepay without premium Domestic Loans, in whole or in part, on the following conditions: (i) the Company shall give to the Agent and each of the Banks written notice of any prepayment of Domestic Loans not later than 10:00 a.m., Boston, Massachusetts time, on the Business Day on which such prepayment is to be made; (ii) each prepayment shall be in a minimum amount of $1,000,000 and an integral multiple of $500,000; and (iii) each prepayment must be made to the Agent for disbursement pro rata to each of the Banks. Such notice of prepayment shall be irrevocable and shall specify the date of any such prepayment and the aggregate principal amount to be prepaid pursuant to this paragraph (e) on such date. Subject to the provisions of the next sentence, the Banks may, but shall not be obligated to, permit the Company to prepay Eurodollar Loans and/or Bid Auction Advances. If any Eurodollar Loan or Bid Auction Advance is prepaid, the Company shall indemnify each Bank in accordance with Section 1.16 hereof.

         (f)  Except for payments in respect of Bid Auction
Borrowings, each payment of principal of borrowings hereunder shall be made to each Bank pro rata based upon its percentage of the aggregate outstanding amount of the Loans at the time of such payment.

         (g) Each payment of principal of or interest on any Bid Auction Advance shall be made to the Agent for the benefit of the Bank which has made such Bid Auction Advance, regardless of such Bank's pro rata percentage of the Total Commitment, except that if any amounts are due and payable upon any Revolving Credit Loans at the time of any such payment of a Bid Auction Advance, then such payment shall be made through the Agent to each Bank based on each Bank's pro rata share of the total outstanding principal balance of all Loans and Bid Auction Advances.

         (h) Any partial payment of the Obligations under or in respect of any Note shall be applied by the Bank holding such Note
(i) first, to the payment of all of the interest which shall be due and payable on the principal of such Note at the time of such partial payment, (ii) then, to the payment of all (if any) other amounts (except principal) due and payable under such Note at such time, and (iii) finally, to the payment of principal of such Note.

         (i) Each payment of Fees payable to all of the Banks and each payment in respect of a permanent reduction of the Total
Commitment shall be made to the Agent for distribution to each Bank pro rata based upon its percentage of the Total Commitment.

    SECTION 1.10.  PAYMENTS AND COMPUTATIONS.

         (a) Notwithstanding anything in this Agreement to the contrary, each payment payable by the Company to the Agent or any Bank under this Agreement or the Notes shall be made directly to the Agent, in Dollars at the Agent's Funding Office, not later than 2:00 p.m., Boston, Massachusetts time, on the due date of each such payment and in immediately available funds. The Agent will promptly distribute to each Bank in immediately available funds by wire transfer such Bank's share (if any) of each such payment received by the Agent.

         (b) If any sum would, but for the provisions of this paragraph (b), become due and payable to the Agent or any Bank by the Company under this Agreement or any Note on any day which is not a Business Day, then such sum shall become due and payable on the Business Day next succeeding the day on which such sum would otherwise have become due and payable hereunder or thereunder, and interest payable to the Agent or such Bank under this Agreement or any Note shall be adjusted by the Agent accordingly.

    SECTION 1.11.  PAYMENTS TO BE FREE OF DEDUCTIONS.

         (a) Each payment payable by the Company to the Agent or any Bank under this Agreement or any Note shall be made in accordance with Section 1.10 hereof, in Dollars, without set-off or counterclaim and free and clear of and without any deduction of any kind, except as otherwise permitted by paragraph (b) below.

         (b) Each Bank that is not organized under the laws of the United States or any state thereof (a "Foreign Bank") agrees to provide to the Company and the Agent on or prior to the Effective Date in the case of each Foreign Bank signatory hereto, on the date of any assignment pursuant to which it becomes a Bank in the case of each other Foreign Bank, and at such other times as required by United States law or as the Company or the Agent shall reasonably request (if either such form is applicable), two duly completed signed copies of either (A) Internal Revenue Service Form 4224 (or any successor form), certifying that all payments to be made to such Foreign Bank under this Agreement or any Note will be effectively connected to a United States trade or business (a "Form 4224 Certification") or (B) Internal Revenue Service Form 1001 (or any successor form), certifying that such Foreign Bank is entitled to the benefits of a provision of a tax convention or treaty to which the United States is a party which exempts from United States withholding tax, in whole or in part, all payments to be made to such Foreign Bank under this Agreement or any Note

(a "Form 1001 Certification"). In addition, each Foreign Bank agrees that if such Foreign Bank previously filed a Form 1001 Certification it will deliver to the Company and the Agent a new Form 1001 Certification prior to the first payment date falling in the third year following the previous filing of such Form 1001 Certification; and if such Foreign Bank previously filed a Form 4224 Certification it will deliver to the Company and the Agent a new Form 4224 Certification prior to the first payment date occurring in each of its subsequent taxable years. Each Foreign Bank also agrees to deliver to the Company and the Agent, to the extent applicable, such other additional or supplemental forms as may at any time be required as a result of changes in applicable law, rule, regulation or treaty or the circumstances of such Foreign Bank in order to confirm or maintain in effect its entitlement to any exemption from United States withholding tax on any payments hereunder; provided that the circumstances of such Foreign Bank at the relevant time and applicable law permit it to do so. If a Foreign Bank determines, as a result of (1) applicable law, rule, regulation, treaty, or any official application thereof, or (2) its circumstances, that it is unable to submit any form or certificate that it is obligated to submit pursuant to this Section 1.11(b), or that it is required to withdraw or cancel any such form or certificate previously submitted, it shall promptly notify the Company and the Agent of such fact (a "Withholding Notice").
During any period with respect to which the Company and the Agent
(i) have not received from a Foreign Bank a Form 1001 Certification or a Form 4224 Certification indicating that all payments to be made to such Foreign Bank under this Agreement or any Note are not subject to United States withholding tax (ii) have received a Withholding Notice from a Foreign Bank, or (iii) are for any other reason required by applicable law to deduct or withhold United States federal, state or local income taxes from payments due to a Foreign Bank hereunder or under any Note, the Company shall (A) be permitted to make the deduction or withholding required by applicable law in respect of such United States income taxes, and
(B) pay the full amount required to be deducted or withheld to the United States Internal Revenue Service or other applicable Governmental Authority within the time allowed for such payment under applicable law and deliver to the Agent and the Banks within thirty (30) days after it has made such payment either (x) a receipt issued by such Governmental Authority evidencing its receipt of such payment, or (y) if the Company cannot obtain such a receipt after using reasonable diligence under the circumstances, a certificate duly executed by a principal financial officer of the Company stating the amount and date of such payment and the Bank to which it relates. Each Foreign Bank agrees to indemnify and hold the Company and the Agent harmless from any United States taxes, penalties, interest, expenses and costs (including reasonable fees and disbursements of legal counsel) incurred or payable by them as a result of either (y) such Foreign Bank's failure to submit any form or notice that it is required to provide pursuant to this Section 1.11(b), or (z) the Agent's or the Company's reliance on any such form or notice which such Foreign Bank has provided to them and which is or becomes inaccurate in any material respect.

    SECTION 1.12.  FEES.

         (a) FACILITY FEE. The Company shall pay to the Agent, for the benefit of the Banks, on the first (1st) Business Day of each calendar quarter (commencing October 3, 1994) and on the Termination Date (each, a "Facility Fee Payment Date"), a facility fee (the "Facility Fee"). Each payment of the Facility Fee shall be in the amount equal to (i) the Applicable Margin for the Facility Fee then in effect, multiplied by (ii) the average daily amount of the Total Commitment during the period commencing on the most recent Facility Fee Payment Date (or July 2, 1994, in the case of the Facility Fee Payment due October 3, 1994) and ending on the day before the Facility Fee Payment Date. The average daily amount of the Total Commitment during the period commencing July 2, 1994 and ending on the Effective Date shall be deemed to be $65,000,000. The Facility Fee shall be calculated on the basis of a 365 or 366 day year (as applicable) and the actual number of days elapsed and shall begin to accrue on July 2, 1994. The Agent shall promptly disburse the Facility Fee to each of the Banks in accordance with their respective percentage shares of the Total Commitment.

         (b) UPFRONT FEE. The Company agrees to pay to the Agent, for the benefit of the Banks, a non-refundable fee, payable on the Effective Date , in the aggregate amount of Forty-Five Thousand Dollars ($45,000) (the "Upfront Fee"). The Agent shall promptly disburse the Upfront Fee to each of the Banks in accordance with their respective shares of the Total Commitment.

         (c) AGENT'S FEES. The Company agrees to pay to the Agent, solely for account of the Agent, certain fees ("Agent's Fees"), in the amounts and at the times heretofore agreed to between the Agent and the Company executed and delivered in connection herewith.

    SECTION 1.13. USE OF PROCEEDS. The Company represents that the proceeds of all Revolving Credit Loans and all Bid Auction Advances made hereunder shall be used by it for general corporate purposes including acquisitions by the Company, in compliance with this Agreement. The Company further represents, warrants and covenants that the proceeds of all Revolving Credit Loans and all Bid Auction Advances shall not be used by it in any manner which would result in a violation by any Person of Regulation U or X of the Board of Governors of the Federal Reserve System, 12 C.F.R. Parts 221 and 224.

    SECTION 1.14. ILLEGALITY. Notwithstanding any other provisions hereof, if any applicable law, regulation or directive of any Governmental Authority, or any change therein or in the interpretation or application thereof, shall make it unlawful for any Bank to make or maintain Eurodollar Loans, (i) the obligation of such Bank to make such Loans shall terminate, and (ii) the Company shall, if any such Loans are then outstanding, promptly upon request from such Bank, either pay all such Loans (together with interest accrued thereon) made by such Bank either in cash or with the proceeds of a replacement Domestic Loan. If any such payment or replacement of Eurodollar Loans is made on a day that is not the last Business Day of the Interest Period applicable to such Loans, the Company shall pay such Bank all amounts required by
Section 1.16(a).

    SECTION 1.15. INCREASED COSTS; CAPITAL ADEQUACY; SUSPENSION OF EURODOLLAR LOANS.

         (a) INCREASED COSTS RELATING TO CREDIT FACILITIES. In the event that applicable law, treaty or regulation or directive from any Governmental Authority, or any change therein or in the interpretation or application thereof, or compliance by any Bank with any request or directive (whether or not having the force of law) from any central bank or Governmental Authority, shall: (i) subject any Bank to any tax of any kind whatsoever with respect to this Agreement or any Eurodollar Loan or Bid Auction Advance or change the basis of taxation of payments to any Bank of principal, Fees, interest or any other amount payable hereunder (except for changes in the rate of tax on the overall net income of any Bank or taxes arising solely as a result of a Bank's negligent acts or omissions, such as special assessments by governmental authorities not generally applicable to the banking industry); (ii) impose, modify or hold applicable any reserve, special deposit or similar requirements against assets held by, or deposits in or for the account of, advances or loans by, or other credit extended by, any office of any Bank, including pursuant to Regulations of the Board of Governors of the Federal Reserve System (but excluding any such requirement arising solely out of any Bank's negligent acts or omissions and applicable specifically only to such Bank as a result of such negligence and not to the banking industry in general); or
(iii) impose on any Bank any other condition with respect to this Agreement, any Note or any of the Loans or Bid Auction Advances hereunder; and the result of any of the foregoing is to (x) increase the cost to such Bank of making, renewing or maintaining its Eurodollar Loans or Bid Auction Advances (or any part thereof) by an amount that the Bank deems to be material or (y) to reduce the amount of any payment (whether of principal, interest or otherwise) in respect of any of the Eurodollar Loans or Bid Auction Advances by an amount that such Bank deems to be material or (z) to require any Bank to make any payment or to forego any interest or other sum payable hereunder, the amount of which payment or foregone interest or other sum is calculated by reference to the gross amount of any sum receivable or deemed received by the Agent or any Bank from the Company hereunder, then, in any case, to the maximum extent permitted by applicable law, the Company shall promptly pay such Bank, upon its demand, such additional amount as will compensate such Bank for such additional costs, reduction, payment or foregone interest, as the case may be (collectively the "Additional Costs"). It is understood and agreed that Additional Costs shall not include any amounts deducted and withheld by the Company or the Agent pursuant to and in compliance with Section 1.11(b).

         (b) INCREASED CAPITAL COSTS. If any change in, or the introduction, adoption, effectiveness, interpretation, reinterpretation or phase-in of, any law or regulation, directive, guideline, decision or request (whether or not having the force of law) of any court, central bank, regulator or other Governmental Authority affects or would affect the amount of capital required or expected to be maintained by any Bank or any corporation controlling any Bank, excluding any such requirements applied to such Bank's negligent acts or omissions and applicable specifically only to such Bank as a result of such negligence and not to the bank industry as a whole, and such Bank determines (in its reasonable judgment) that the rate of return on its capital as a consequence of its Commitment or the Loans or the Bid Auction Advances made by such Bank is reduced to a level below that which such Bank could have achieved but for the occurrence of any such circumstance, then, in any such case upon notice from time to time by such Bank to the Company, the Company shall immediately pay directly to such Bank additional amounts sufficient to compensate such Bank for such reduction in rate of return. In determining such amounts, the Bank will use reasonable methods of averaging and attribution. The Company may, however, avoid paying such amounts for future rate of return reductions if, within the maximum borrowings permitted herein, the Company borrows such amounts as will cause the Bank to avoid any such future rate of return reductions which would otherwise be caused by such changed capital adequacy requirements or the Company agrees to a reduction in the Total Commitment to achieve the same result.

         (c) If, with respect to any Interest Period, deposits in Dollars (in the applicable amounts) are not being offered to the Agent in any LIBOR Market for such Interest Period, or the Agent otherwise determines (which determination shall be binding and conclusive on the Company) that by reason of circumstances affecting the LIBOR Market, adequate and reasonable means do not exist for ascertaining LIBOR, then the Agent shall promptly notify the Company and the Banks thereof and, so long as such circumstances shall continue, (i) no Bank shall thereafter have any obligation to fund or make available Eurodollar Loans and (ii) on the last day of the current Interest Period for any Eurodollar Loans, such loans shall, unless then repaid in full, automatically convert to Domestic Loans.

    SECTION 1.16.  CERTAIN INDEMNITIES.

         (a) PAYMENT. The Company agrees to indemnify each Bank and to hold each Bank harmless against and from any loss, costs (including the increased costs referred to in Section 1.15 above) or expenses that it may sustain or incur as a direct consequence of
(i) any prepayment of the principal of or interest on any Eurodollar Loan or Bid Auction Advance or (ii) any failure by the Company to complete a borrowing, prepayment, or replacement of or to a Domestic Loan, a Eurodollar Loan or Bid Auction Advance after notice thereof has been given or after telephone notice has been given and is not followed by written notice or is followed by written notice that differs in any respect from the telephonic notice or (iii) any failure by the Company to pay, punctually on the due date thereof, any amount payable to the Agent or any Bank under this Agreement or any Note or (iv) the acceleration, in accordance with the terms of this Agreement, of the time of payment of any of the Obligations. Such losses, costs or expenses shall include, but shall not be limited to, (x) any costs incurred by any Bank in carrying funds which were to have been borrowed by the Company or in carrying funds to cover any overdue principal, overdue interest or any other overdue sums payable by the Company to the Agent or any Bank under this Agreement or any Note, (y) any interest payable by any Bank to the lenders of the funds borrowed by it in order to carry the funds referred to in the immediately preceding clause (x), and (z) any losses (but excluding losses of anticipated profit) incurred or sustained by any Bank in liquidating or re-employing funds acquired from third parties to make, fund or maintain all or any part of any Loan or Bid Auction Advance. Each Bank shall use reasonable efforts to mitigate all such losses, costs or expenses.

         (b) ADDITIONAL INDEMNITY. The Company agrees to indemnify and hold the Agent and each Bank harmless from any and all manner of loss, liability, claim, damages and expenses sustained or incurred arising out of or in any way related to the Company's proposed or actual use of any proceeds of any Advances, including without limitation, reasonable attorneys', and other professionals' fees, court costs and costs of collection, as and when incurred, except to the extent such loss or expenses are the result of the Agent or such Bank's gross negligence or willful misconduct or arise directly from the Agent's or such Bank's affairs with a third party.

    SECTION 1.17. BANK WIRES TO THE COMPANY. All transfers by the Agent to the Company shall be effected by federal wire transfer of immediately available funds to Account Number 0019-5213 of Kaman Corporation maintained at The Shawmut Bank Connecticut, unless specifically instructed otherwise in writing by the Company to the Agent.

    SECTION 1.18. AGENT OR BANK CERTIFICATE. A certificate signed by an authorized employee of the Agent or any Bank, setting forth any amount required to be paid by the Company to the Agent or such Bank pursuant to Section 1.07, 1.14, 1.15 or 1.16 and the computations made by the Agent or such Bank to determine such amount, shall be submitted by the Agent or such Bank to the Company in connection with each demand made at any time by the Agent of such Bank upon the Company under the foregoing Sections. Any such certificate submitted pursuant to Section 1.14 or 1.15 shall, absent manifest error, constitute conclusive evidence as to the amount owed pursuant to such Section.

    SECTION 1.19.  INTEREST LIMITATION.   Notwithstanding any other
term of this Agreement or any Note, the maximum amount of interest which may be charged to or collected from any Person liable hereunder or under any Note by the Banks shall be absolutely limited to, and shall in no event exceed, the maximum amount of interest (the "Maximum Rate") which could lawfully be charged or collected under applicable law (including, to the extent applicable, the provisions of Section 5197 of the Revised Statutes of the United States of America, as amended, 12 U.S.C. Section 85, as amended), so that the maximum of all amounts constituting interest under applicable law, howsoever computed, shall never exceed as to any Person liable therefor the Maximum Rate, and any term of this Agreement or any Note which could be construed as providing for interest in excess of such lawful maximum shall be and hereby is made expressly subject to and modified by the provisions of this paragraph. If, in any month, the effective interest rate on any amounts owing pursuant to this Agreement or the Notes, absent the Maximum Rate limitation contained herein, would have exceeded the Maximum Rate, and if in the future month, such effective interest rate would otherwise be less than the Maximum Rate, then the effective interest rate for such month shall be increased to the Maximum Rate until such time as the amount of interest paid hereunder equals the amount of interest which would have been paid if the same had not been limited by the Maximum Rate.

    SECTION 1.20.  EXTENSION OF MATURITY DATE; REPLACEMENT OF
NON-EXTENDING BANKS.

         (a) Provided that the Total Commitment shall not hav been terminated, the Company may request that the Maturity Date then in effect be extended to the date which is exactly one year after such Maturity Date by delivering a written notice (an "Extension Request") to each Bank between March 15 and April 15 of any year. Each Bank may, in its sole discretion, either agree to or not agree to such extension and shall deliver written notice of its decision to the Company and the Agent (which shall promptly notify each of the other Banks) within 60 days after its receipt of the Extension Request. Unless all Banks agree to extend the Maturity Date as provided above in this paragraph (a), the Maturity Date will not be extended.

         (b) If at any time any Bank declines to extend the Maturity Date as provided in paragraph (a) above, so long as no Event of Default has occurred and is continuing, the Company shall have the right to offer to one or more Banks the right to increase their Commitments up to, in the aggregate for all such increases, the Commitment(s) of all such non-extending Banks, provided that no Bank shall be obligated to increase its Commitment in response to any such offer.

         (c) If at any time any Bank declines to extend the Maturity Date as provided in paragraph (a) above and the extending Banks have not increased their Commitments as provided in paragraph
(b) above, so long as no Event of Default has occurred and is continuing and a commitment to become a Bank for all purposes under this Agreement and to assume all obligations of the Bank to be replaced has been obtained from one or more banks or financial institutions reasonably acceptable to the Agent, the Company may replace the non-extending Bank with such other bank or financial institution; provided that, prior to such replacement, (i) all principal, interest, fees and other amounts due and payable to such non-extending Bank through such date of replacement have been paid, and (ii) all of the requirements for such assignment contained in
Section 10.05 have been fulfilled.

                             ARTICLE II
                   REPRESENTATIONS AND WARRANTIES

    The Company represents and warrants to the Agent and each Bank that:

    SECTION 2.01. DUE ORGANIZATION; GOOD STANDING; QUALIFICATION. The Company and each of its Subsidiaries are duly organized, validly existing and in good standing under the laws of their respective jurisdictions of incorporation, except where a Subsidiary's failure to be in good standing would not have a Material Adverse Effect. Each of the Company and its Subsidiaries has all requisite corporate power, authority, licenses, consents, approvals and the like required to own and operate its respective properties (except where the failure to do so would not have a Material Adverse Effect) and to carry on its respective business as presently conducted, and each is duly qualified to do business and is in good standing as a foreign corporation in each jurisdiction wherein the character of the properties owned or leased by it therein or in which the transaction of its respective business therein makes such qualification necessary and failure to comply with any of the foregoing would have a Material Adverse Effect.

    SECTION 2.02. DUE AUTHORIZATION; NO CONFLICTS. The execution and delivery by the Company of this Agreement and the Notes, the performance by the Company of all of its agreements and obligations under each of such documents, and the Company's authority to make the borrowings contemplated thereby, have been duly authorized by all necessary corporate or other action on the part of the Company.

Such execution, delivery, and performance by the Company, and the making by the Company of the borrowings contemplated hereby, do not and will not (a) contravene any provision of the Company's Governing Documents, (b) conflict with or result in a breach of the terms, conditions or provisions of, or constitute a default under or result in the creation of any Lien upon any of the property of the Company, under any agreement, trust, deed, indenture, mortgage or other instrument to which the Company is a party or by which the Company or any of its properties is bound or affected, or (c) require any waiver, consent or approval by any creditors, shareholders, or public authority.

    SECTION 2.03. BINDING AGREEMENTS. This Agreement constitutes, and the Notes and any other instrument delivered in connection herewith, when issued and delivered pursuant hereto for value received shall constitute, the legal, valid and binding obligations of the Company, enforceable in accordance with their respective terms, except as enforcement may be limited by principles of equity, bankruptcy, insolvency, or other laws affecting the enforcement of creditors' rights generally.

    SECTION 2.04. SUBSIDIARIES. All of the issued and outstanding shares of capital stock of each Subsidiary of the Company which is owned by the Company or a Subsidiary of the Company, has been validly issued and is fully paid and non-assessable and is free and clear of any Lien. No rights to subscribe for additional shares of stock of any Subsidiary have been granted.

    SECTION 2.05. NO DEFAULTS. No Default or Event of Default is continuing.

    SECTION 2.06. FINANCIAL STATEMENTS. The Company has furnished to each of the Banks: (a) the audited consolidated and consolidating balance sheets of the Company and its Subsidiaries as at December 31, 1993, and the related consolidated and consolidating statements of income, cash flows and shareholders' equity of the Company and its Subsidiaries for the fiscal year ended December 31, 1993, certified by Messrs. Peat Marwick Main & Co., certified public accountants, and (b) the unaudited consolidated and consolidating balance sheets of the Company and its Subsidiaries as at March 31, 1994, and related consolidated and consolidating statements of income, cash flows and shareholders' equity for the three (3) months ended March 31, 1994, certified by the president or principal financial officer of the Company. Such balance sheets and statements have been prepared in conformity with GAAP applied on a consistent basis throughout the periods specified and present fairly the financial condition and results of operations of the Company and its Subsidiaries as at the dates and for the periods indicated. The balance sheets referred to in this Section 2.06 and the notes thereto disclose all material liabilities, direct or contingent, known to the Company and its Subsidiaries as of the dates thereof.

    SECTION 2.07. NO MATERIAL ADVERSE CHANGES. Since December 31, 1993, there has been no change in the business, assets, operations, prospects, liabilities or condition, financial or otherwise, of the Company and its Subsidiaries, taken as a whole, other than changes the effect of which have not had a Material Adverse Effect.

    SECTION 2.08. NO MATERIAL LITIGATION. No action, suit, investigation or proceeding is pending or known to be threatened by or against or affecting the Company or any of its Subsidiaries or any of their respective properties or rights before any Governmental Authority (a) which involves this Agreement or the Notes or (b) as to which there is a reasonable possibility of an adverse determination and which, if adversely determined, could, individually or in the aggregate, result in a Material Adverse Effect.

    SECTION 2.09. TRUE COPIES OF GOVERNING DOCUMENTS. The Company has furnished or caused to be furnished to the Agent true and complete copies of all of its Governing Documents.

    SECTION 2.10. COMPLIANCE WITH ENVIRONMENTAL LAWs. To the best of the Company's knowledge and belief, the Company and each of its Subsidiaries is in substantial compliance with all material provisions of applicable Environmental Laws and all judgments, orders and decrees relating thereto and binding upon the Company or any of its Subsidiaries, except where failure to be in compliance would not have a Material Adverse Effect.

    SECTION 2.11. LIENS. To the best of the Company's knowledge and belief, the aggregate principal amount of indebtedness for borrowed money of the Company and its Subsidiaries, on a consolidated basis, which is secured by Liens on assets of the Company or any of its Subsidiaries, is less than $15,000,000 as of the Effective Date.

    SECTION 2.12.  COMPLIANCE WITH ERISA.  To the best of the
Company's knowledge and belief, the Company and each of its Subsidiaries is in substantial compliance with all material provisions of ERISA.

    SECTION 2.13. EXISTING CREDIT AGREEMENT. As of the Effective Date, no Obligations (under and as defined in the Existing Credit
Agreement) are due and payable, and no Default or Event of Default (under and as defined in the Existing Credit Agreement) is continuing.

                               ARTICLE III
                          CONDITIONS OF LENDING

    SECTION 3.01. CONDITIONS OF INITIAL LOANS. The obligation of each Bank to make its first Revolving Credit Loan or to consider making any Bid Auction Advance under this Agreement is subject to the satisfaction of each of the following conditions precedent at the time of the execution of this Agreement:

         (a) EXECUTION OF THIS AGREEMENT AND NOTES. This Agreement, each of the Revolving Credit Notes and each of the Bid Auction Notes shall have been duly and properly authorized, executed and delivered by the respective party or parties thereto and shall be in full force and effect on and as of the Effective Date. Executed original counterparts of this Agreement shall have been delivered to the Agent.

         (b) EVIDENCE OF CORPORATE ACTION; CERTIFIED COPIES OF GOVERNING DOCUMENTS. The Agent shall have received certified copies of: (i) all corporate action taken by the Company to authorize the execution, delivery and performance of this Agreement and the Notes, and the borrowings to be made hereunder; (ii) all the Company's Governing Documents; and (iii) such other papers as the Agent may reasonably require.

         (c) PROCEEDINGS AND DOCUMENTS. All corporate, governmental and other proceedings in connection with the transactions contemplated by this Agreement and all instruments and documents incidental thereto (including, but not limited to, those to be delivered pursuant to the provisions of this Article III), shall be in form and substance satisfactory to the Agent, and the Agent shall have received all such counterpart originals or certified or other copies of all such instruments and documents as the Agent shall have reasonably requested.

         (D) OPINION OF COUNSEL. The Agent shall have received an opinion addressed to the Banks and the Agent from Glenn M.
Messemer, Esq., counsel for the Company, in or substantially in the form of Exhibit C attached hereto, dated as of the Effective Date, accompanied by such supporting documents as the Agent may reasonably require.

    SECTION 3.02.  CONDITIONS OF EACH LOAN AND BID AUCTION ADVANCE.

The obligation of each Bank to make any Revolving Credit Loan or to consider making any Bid Auction Advance are subject to the satisfaction, at the time such loan is to be made, of each of the following conditions precedent:

         (a) NOTICE OF BORROWING. The Company shall have duly and timely given to the Agent all notices required by this Agreement in connection with such Revolving Credit Loan or such Bid Auction Advance. Such notice, without more, shall constitute certification by the Company as to the matters set forth in paragraphs (c) and
(d) below.

         (b) LEGALITY OF TRANSACTIONS. It shall not be unlawful for the Company to perform any of its agreements or obligations under this Agreement or any of the Notes.

         (c) PERFORMANCE; NO DEFAULT. The Company shall have duly and properly performed, complied with and observed each of its covenants, agreements and obligations contained in this Agreement and the Notes. No Default or Event of Default shall have occurred and be continuing.

         (d) REPRESENTATIONS AND WARRANTIES. Each of the representations and warranties made by the Company in this Agreement shall have been true and correct in all material respects when made and shall, for all purposes of this Agreement, be deemed repeated on and as of the date of any application by the Company for any Advance hereunder and on the date of making such Advance and shall be true and correct in all material respects on and as of each of such dates. The Company's representations and warranties in Section 2.11 shall not be deemed repeated in connection with any Advance other than the first Revolving Credit Loan hereunder.

                             ARTICLE IV
                      AFFIRMATIVE COVENANTS

    The Company covenants and agrees with the Agent and the Banks that, so long as any Commitments remain in effect and until such later date as all the Obligations are paid in full in cash, unless the Majority Banks otherwise consent in writing, the Company shall and shall cause each of its Subsidiaries to:

    SECTION 4.01. FINANCIAL STATEMENTS; NOTICE OF EVENTS OF DEFAULT. Deliver to the Agent and each of the Banks: (a) within sixty (60) days after the close of each of the first three quarters of each fiscal year of the Company and within one hundred twenty
(120) days after the close of each fiscal year of the Company, the consolidated and consolidating balance sheets of the Company and its Subsidiaries as of the close of each such period and consolidated and consolidating statements of income and retained earnings for such period, prepared in conformity with GAAP, applied on a basis consistent with that of the preceding period or containing disclosure of the effect on financial position or results of operations of any change in the application of GAAP during the period, and certified by the president or a principal financial officer of the Company as accurate, true and correct in all material respects; (b) together with each such balance sheet, a Compliance Certificate substantially in the form of Exhibit D attached thereto; (which Compliance Certificate shall contain written calculations by the Company in reasonable detail concerning compliance or non-compliance, as the case may be, by the Company with the financial covenants referred to herein); (c) together with the annual financial statements required to be delivered pursuant to clause (a) above for each fiscal year, a report containing an unqualified opinion of Peat Marwick Main & Co. or a comparable nationally recognized certified public accounting firm, which opinion shall state that such financial statements fairly present the financial condition and results of operations of the Company and its Subsidiaries in accordance with GAAP; (d) promptly upon the Agent's written request, such other information about the financial condition and operations of the Company and its Subsidiaries, and any endorser or guarantor (if any), as the Agent may, from time to time, reasonably request; (e) promptly after becoming available, copies of all financial statements, reports, notices and proxy statements sent by the Company to stockholders, and of all regular and periodic reports filed by the Company with any securities exchange or with the SEC or any governmental agency successor to any or all of the functions of the SEC, and of all press releases issued by the Company; (f) promptly upon becoming aware of any Default or Event of Default, notice thereof in writing;

(g) promptly upon becoming aware of any development that is likely to result in an Event of Default, notice thereof in writing; and
(h) promptly after becoming aware of any Change in Control, notice thereof in writing.

    SECTION 4.02. SECURITIES REGULATION COMPLIANCE REPORTS. Promptly deliver to the Agent and each of the Banks a copy of: (a) all filings including financial statements and reports filed therewith and amendments thereto made by the Company with the SEC pursuant to the Securities Act of 1933, the Securities Exchange Act, and the rules and regulations promulgated under either of them; (b) all filings, financial statements and reports filed therewith and amendments thereto made by the Company with each securities exchange on which the securities of the Company are listed, if any, pursuant to the rules and regulations of each such exchange; and (c) all written communications, financial statements, reports, notices and proxy statements sent to any class of holders of securities of the Company.

    SECTION 4.03. INSURANCE. (a) Keep its properties insured against fire and other hazards (so-called "All Risk" coverage) in amounts and with companies satisfactory to the Agent to the same extent and covering such risks as are customary and reasonably available in the same or a similar business; (b) maintain public liability coverage against claims for personal injuries or death; and (c) maintain all worker's compensation, employment or similar insurance as may be required by applicable law. Alternatively, the Company may self-insure in such amounts and in such manner as may be appropriate in the Company's industry and in the Company's reasonable business judgment. The Company, upon the Agent's request, agrees to deliver copies of all of the aforesaid insurance policies to the Agent.

    SECTION 4.04. TAX AND OTHER LIENS. Except for taxes the payment of which is being contested in good faith after the establishment of any reserves required by GAAP consistently applied, pay or cause to be paid all taxes, assessments and governmental charges of every kind which would, in the aggregate, if not paid, be material as to the Company and its Subsidiaries when taken as a whole or be reportable under the Securities Exchange Act or required under FASB Standards to be disclosed on the Company's consolidated audited financial statements; and the Company shall deliver to the Agent such other information related to the Company's and its Subsidiaries' taxes as may be reasonably requested by the Agent.

    SECTION 4.05. LITIGATION. Promptly notify the Agent of any legal proceedings or litigation (a) material to the Company and its Subsidiaries when taken as a whole or reportable under the Securities Exchange Act or required under FASB Standards to be disclosed on the Company's consolidated audited financial statement, or (b) which questions the validity of this Agreement, the Notes, any instrument delivered in connection herewith or therewith, or any action to be taken in connection with the transactions contemplated hereby or thereby; and promptly provide to the Agent such other information related to such proceedings or litigation as reasonably requested by the Agent.

    SECTION 4.06. CONDUCT OF BUSINESS. Do or cause to be done all things necessary to (a) preserve and keep in full force and effect its legal existence under the laws of its jurisdiction of incorporation; (b) obtain, preserve, renew, extend and keep in full force and effect all rights, licenses, permits, franchises, authorizations, patents, copyrights, trademarks and trade names material to the conduct of its business; (c) comply in all material respects with all Requirements of Law; (d) comply with all of its Governing Documents; (e) maintain its qualification to do business in each jurisdiction in which the conduct of business requires such qualification; and (f) maintain and preserve all property material to the conduct of its business and keep such property in good repair, working order and condition from time to time, and make, or cause to be made, all needful and proper repairs, renewals, additions, improvements and replacements thereto necessary in order that the business carried on in connection therewith may properly be conducted at all times, except, in each case, (i) where the failure to do so would not have a Material Adverse Effect, (ii) that the Company may liquidate or dissolve non-material Subsidiaries from time to time as the Company in the proper exercise of its judgment may determine, so long as any such liquidation or dissolution shall not, either individually or in the aggregate, have a Material Adverse Effect, and (iii) the Company may liquidate or sell such other assets as it may deem advisable, in the proper exercise of its judgment, so long as such sale or liquidation is in compliance with Section 5.06.

    SECTION 4.07. PENSION PLANS. If and when the Company or any Subsidiary gives or is required to give notice to the PBGC of any Reportable Event (which Reportable Event is material to the Company and its Subsidiaries when taken as a whole or is reportable under the Securities Exchange Act or required under FASB Standards to be disclosed on the Company's consolidated audited financial statements), with respect to any Plan which might constitute grounds for a termination of such Plan under Title IV of ERISA, or knows that any member of the Controlled Group or the plan administrator of any Plan has given notice or is required to give notice of any Reportable Event, the Company shall simultaneously send the Agent a copy of such notice.

    SECTION 4.08. RECORDS AND ACCOUNTS. Maintain true records and books of account, complete and correct in all material respects and in accordance with GAAP, and maintain adequate accounts and reserves for all taxes (including income taxes), all depreciation, depletion, obsolescence and amortization of its properties, all other contingencies, and all other proper reserves.

    SECTION 4.09. INSPECTION. Permit any officer or employee designated by the Agent or any Bank to visit and inspect any of its properties and to examine its books and discuss the affairs, finances and accounts of the Company or any of its Subsidiaries with its officers, all at such reasonable times, upon reasonable notice, in a reasonable manner and as often as the Agent or any Bank may reasonably request, subject to compliance with all applicable security regulations and requirements of the United States and the Company's reasonable policies and practices applicable to safeguarding its trade secrets and proprietary products and practices. The Company agrees with the Agent and the Banks that such policies and practices may restrict access by the Agent and the Banks to certain areas of certain facilities of the Company or its Subsidiaries, but that such policies and practices shall not restrict in any material respect access by the Agent and the Banks to personnel of the Company and its Subsidiaries.

    SECTION 4.10. EQUAL AND RATABLE LIENS. If the Company or any of its Subsidiaries shall create any Lien upon any of its property or assets, whether now owned or hereafter acquired, to secure Indebtedness under the Shawmut Credit Agreement for the pro rata benefit of all lenders under the Shawmut Credit Agreement, it shall forthwith make or cause to be made effective provision to secure the Obligations hereunder equally and ratably and in the same manner as under the Shawmut Credit Agreement as long as any such Indebtedness under the Shawmut Credit Agreement shall be so secured. This covenant shall not be construed as a consent by the Majority Banks to any Lien not permitted by Section 5.01.

    SECTION 4.11. FURTHER ASSURANCES. Cooperate with the Agent and each Bank and take such action and execute such further instruments and documents as the Agent shall reasonably request to effect the purposes of this Agreement and the Notes.

                               ARTICLE V
                          NEGATIVE COVENANTS

    The Company covenants and agrees with the Agent and the Banks that, at the time of the requesting or making of any Advance and so long as any Advance remains outstanding or any Fees or interest payable hereunder remains unpaid after becoming due and payable (and, with respect to the Company's covenants in Section 5.04 and 5.06, so long as any Commitments remain in effect and until such later date as all the Obligations are paid in full in cash), unless the Majority Banks otherwise consent in writing, the Company shall not nor will it permit any Subsidiary to:

    SECTION 5.01. LIENS. Incur or permit to exist any Lien against any of its property or assets, whether now owned or hereafter acquired, except:

         (a)  [INTENTIONALLY DELETED];

         (b) any judgment Lien unless (in case of a judgment which shall be material to the Company and its Subsidiaries when taken as a whole or which is reportable under the Securities Exchange Act or required under FASB Standards to be disclosed in the Company's audited consolidated financial statements) the judgment it secures shall not, within thirty (30) days after the entry thereof, have been discharged or execution thereof stayed pending appeal, or unless any such judgment shall not have been discharged within sixty (60) days after the expiration of any such stay;

         (c) easements, rights-of-way, zoning and similar restrictions, encumbrances or title defects (but specifically excluding mortgages and any other Liens securing Indebtedness) which, in the aggregate, do not materially detract from the value of the properties of, and do not materially and adversely interfere with the ordinary conduct of the business of, the Company or any of its Subsidiaries;

         (d) Liens incurred in the ordinary course of business (such as liens on inventory granted in connection with the Company's securing of the Company's repayment of reimbursement obligations under banker's acceptances or commercial letters of credit but which liens cover solely the inventory which is the subject of such banker's acceptance or commercial letters of credit) which are not material (individually or in the aggregate) to the Company and its Subsidiaries when taken as a whole and do not secure indebtedness for borrowed money (other than reimbursement obligations under banker's acceptances or commercial letters of credit described in the foregoing parenthetical);

         (e) Liens on assets which secure previously existing Indebtedness of corporations or business entities acquired by the Company or a Subsidiary, whether by purchase of assets and assumption of liabilities or by purchase of stock, so long as (i) such acquisition is otherwise permitted by the terms of this Agreement, (ii) the Company is in compliance with all of its covenants herein after the completion of such acquisition, and
(iii) such Liens were not incurred in contemplation of such acquisition and as a result of such acquisition, do not extend to any of the Company's or any Subsidiary's assets owned before such acquisition provided that, not later than 90 days after any such acquisition the Company shall extinguish, or cause to be extinguished, such Liens unless those Liens are otherwise permitted under the terms of clauses (a), (b), (c), (d), (f), or (g) of this
Section 5.01;

         (f) any other Liens at any time on assets (other than inventory and accounts receivable) owned by the Company or any of its Subsidiaries which, in the aggregate, do not secure Indebtedness in excess of fifteen percent (15%) of the Company's Consolidated Tangible Assets as reflected on the financial statements of the Company and its Subsidiaries most recently delivered to the Banks pursuant to Section 4.01; and

         (g) liens on accounts receivable of the Company or any Subsidiary which have been sold in compliance with Section 5.06.

No Indebtedness or Liens which might be permitted in connection with the transactions described in subsection (e), (f), and (g) above shall be permitted if, after giving effect to the incurrence of such Indebtedness or Liens, a violation of the financial covenants contained in Article VI would or shall exist.

    SECTION 5.02. LIMITATION ON INDEBTEDNESs. Create, incur or permit to exist or remain outstanding any Indebtedness, or issue or sell any obligation of any Subsidiary to a third party lender (other than pursuant to the terms of this Agreement), if such Indebtedness would (i) cause the Company to be in violation of any of the financial covenants set forth in Article VI below, or (ii) (in the case of any Subsidiary or Subsidiaries) exceed, individually or in the aggregate at any time, the amount of any Indebtedness permitted to be secured pursuant to Section 5.01(e) and (f).

    SECTION 5.03. CONTINGENT LIABILITIES. Assume, guarantee, endorse or otherwise become liable upon the obligations of any Person or enter into any other agreement having substantially the same effect as a Guarantee, except for the endorsement of negotiable instruments for deposit or collection or other transactions in the ordinary course of business which are not material to the Company and its Subsidiaries when taken as a whole, provided that the Company may guarantee Indebtedness of its Subsidiaries so long as the aggregate amount of all Indebtedness so guaranteed, when totaled with all Consolidated Total Funded Debt, without duplication (if not already included therein), shall not result in a violation of any of the financial covenants herein or in any other Event of Default hereunder. The foregoing shall not prohibit contractual indemnities, not having substantially the same effect as a Guarantee, given in the ordinary course of business.

    SECTION 5.04. CONSOLIDATION OR MERGER. Enter into or undertake any plan or agreement or transaction to merge into or consolidate with or into any Person, unless immediately after the consummation of such merger or consolidation, (a) the Company or (if the merger or consolidation is between a Subsidiary and an unaffiliated Person or if the Company elects to reincorporate by merger into a domestic Subsidiary) such Subsidiary is the surviving entity (and, in the case of such a reincorporation by merger, (i) such Subsidiary expressly assumes, in a written instrument executed and delivered to the Agent, all the Obligations of the Company under this Agreement and each of the Notes and (ii) the Agent and the Banks have received a written opinion of outside legal counsel to the Company stating that, pursuant to such merger and instrument of assumption, such Subsidiary has assumed all the Obligations of the Company under this Agreement and each of the Notes), (b) the Company's management remains in control of the merged entity, and
(c) no Default or Event of Default hereunder shall exist or would be reasonably likely to occur as a result of such transaction. For the purposes of this Section 5.04, the acquisition by the Company of all or substantially all of the shares of capital stock or all or substantially all of the assets of any Person shall be deemed to be a consolidation of such Person with the Company. Nothing herein shall prohibit the Company from divesting a Subsidiary by merging it with another corporation so long as the Company otherwise complies with Section 5.06 below.

    SECTION 5.05.  LIMITATION ON CERTAIN OTHER FUNDAMENTAL CHANGES.

In the case of the Company, liquidate, wind-up or dissolve itself
(or suffer any liquidation, winding up or dissolution to occur), or make any liquidating distribution.

    SECTION 5.06. SALE OF ASSETS. Sell or transfer any assets, except for:

         (a) sales of inventory in the ordinary course of business;

         (b) sales of accounts receivable in the ordinary course of business under accounts receivable purchase programs, provided that such transactions qualify as "sales" of accounts receivable under Section 5 of Rule #77 of the Financial Accounting Standards Board (as in effect on the date hereof); and

         (c) sales of assets (other than those referred to in paragraph (a) and (b) above)for fair value (including sales for fair value of assets in transactions in which the Company leases back the assets sold for fair value) the book value of which (at the time of sale) does not exceed in the aggregate (i) for any fiscal year of the Company, fifteen percent (15%) of the Company's Consolidated Tangible Assets (as reflected on the financial statements of the Company and its Subsidiaries most recently delivered to the Banks pursuant to Section 4.01), and (ii) for the period commencing on the Effective Date and ending on the Maturity Date, forty-five percent (45%) of the Company's Consolidated

Tangible Assets (as reflected on the financial statements of the Company and its Subsidiaries most recently delivered to the Banks pursuant to Section 4.01).

In the event of any sale or transfer of assets of the Company or any Subsidiary not permitted by paragraph (a), (b) or (c) above (any such sale or transfer not permitted by paragraph (a), (b)
or (c) above being referred to herein as a "Designated Sale"), the Company will promptly (and, in any event, within five (5) Business
Days) thereafter give written notice of such Designated Sale to the Agent and each of the Banks (a "Designated Sale Notice"), describing in reasonable detail all material terms of such Designated Sale, including a reasonably detailed description of the assets sold, the purchase price and net book value of such assets, and the net proceeds receivable by the Company or any of its Subsidiaries in connection with such Designated Sale. If any Designated Sale occurs prior to the Maturity Date, the Total Commitment will be reduced, on the tenth (10th) Business Day after receipt by the Company of written notice (a "Pay-Down Notice") from the Agent (at the direction of the Majority Banks) that the Total
Commitment is to be so reduced.    The Agent shall give a Pay-Down
Notice, if at all, not later than ten (10) days after receipt by the Agent and the Banks of a Designated Sale Notice conforming to the requirements of this Section 5.06. The amount of each such reduction in the Total Commitment in any fiscal year of the Company shall be equal to (i) the aggregate book value of all assets sold or transferred during such fiscal year not in compliance with paragraph (a) or (b) above, minus (ii) an amount equal to fifteen percent (15%) of the Company's Consolidated Tangible Assets on the date hereof, minus (iii) the aggregate amount of all previous reductions in the Total Commitment during such fiscal year pursuant to this Section 5.06 or otherwise. No Designated Sales shall be permitted during the one month period prior to the Maturity Date (as the Maturity Date may be extended from time to time in compliance with this Agreement).

    SECTION 5.07.  AFFILIATE TRANSACTIONS.  Enter into any
transaction with an affiliate, except in the ordinary course of business and pursuant to the reasonable requirements of the Company's and, if applicable, such Subsidiary's business and upon fair, reasonable and arm's-length terms.

    SECTION 5.08. CERTAIN RESTRICTIVE AGREEMENTS. Enter into or permit to exist any indenture, agreement, instrument or other arrangement (other than this Agreement and the Notes) in connection with the incurrence of Indebtedness which, directly or indirectly, prohibits or limits, or has the effect of prohibiting or limiting,
(a) the incurrence of Indebtedness to the Banks pursuant to this Agreement, or the payment of such Indebtedness to the Banks or

(b) the payment of dividends by any Subsidiary or the making by any Subsidiary of any advances or other payments or distributions to the parent of such Subsidiary.

    SECTION 5.09. COMPLIANCE WITH ENVIRONMENTAL LAWS. Except in compliance with all applicable Environmental Laws (and except to the extent that non-compliance would not have a Material Adverse Effect), (a) use any of the Real Estate or any portion thereof for the handling, processing, storage or disposal of Hazardous Substances, (b) cause or permit to be located on any of the Real Estate any underground tank or other underground storage receptacle for Hazardous Substances, or (c) generate any Hazardous Substances on any of the Real Estate.

                               ARTICLE VI
                           FINANCIAL COVENANTS

    The Company covenants and agrees with the Agent and the Banks that, at the time of the requesting or making of any Advance and so long as any Advance remains outstanding or any Fees or interest payable hereunder remains unpaid after becoming due and payable, unless the Majority Banks otherwise consent in writing, the Company shall not:

    SECTION 6.01.  CONSOLIDATED NET WORTH.  Cause or permit the
Company's Consolidated Net Worth to be less than $200,000,000.

    SECTION 6.02. FIXED CHARGE COVERAGE RATIO. Cause or permit the ratio of (a) the Company's Operating Profit for the four (4) most recently completed fiscal quarters of the Company, to (b) the aggregate consolidated interest expense on borrowed money (including the Obligations) (net of cash income from investments) of the Company and its Subsidiaries for such four fiscal quarters, to be less than 2.5 to 1.

    SECTION 6.03.  CONSOLIDATED TOTAL INDEBTEDNESS TO TOTAL
CAPITALIZATION.  Cause or permit the Company's Consolidated Total
Indebtedness to exceed forty-five percent (45%) of its Total
Capitalization at any time.

                              ARTICLE VII
                  EVENTS OF DEFAULT; CERTAIN REMEDIES

    SECTION 7.01. EVENTS OF DEFAULT. The occurrence of any one or more of the following events or conditions shall constitute an "Event of Default":

         (a) the principal amount due upon any Note is not paid when due, whether at maturity, by acceleration or otherwise;

         (b) any interest on any Note or any Fee due hereunder is not paid within five (5) Business Days of the due date thereof;

         (c) default is made in the due observance or performance of any other covenant, term or agreement contained in this Agreement, and such default continues unremedied for a period of thirty (30) days after any executive, legal or financial officer of the Company becomes aware or is notified by the Agent of such default, whichever first occurs;

         (d) any representation made by the Company in Article II of this Agreement shall be false or incorrect in any material respect on the date as of which made or deemed to have been made or repeated, unless (i) (A) the fact or condition which made such representation false or incorrect is changed or remedied, within 15 days after any executive, legal or financial officer of the Company becomes aware of such misrepresentation, to make such representation true and correct in all material respects, or (B) the Company shall have disclosed in reasonable detail to the Agent and each of the Banks the nature and extent of such misrepresentation within 15 days after any executive, legal or financial officer of the Company becomes aware of such misrepresentation, and (ii) no Material Adverse Effect shall have occurred as a result of the fact or condition which made such representation false or incorrect;

         (e) any obligation of the Company or any Subsidiary for the payment of Indebtedness in excess of Five Million Dollars ($5,000,000), individually or in the aggregate, (i) becomes or is declared to be due and payable prior to the stated maturity thereof as a result of a default by the Company or any Subsidiary, or (ii) is not paid when due or within any grace period for the payment thereof, or (iii) is evidenced or secured by an agreement pursuant to which there shall occur any default in the performance or observance of any other term, condition or agreement if the effect of such default is to cause the holder or holders of such obligation to cause such obligation to become due prior to its stated maturity;

         (f) the Company or any Subsidiary makes an assignment for the benefit of creditors; admits in writing its inability to pay its debts as they become due; files a voluntary petition in bankruptcy; is adjudicated bankrupt or insolvent; files or consents to the filing of any petition or answer seeking for itself any reorganization, arrangement, composition, readjustment, dissolution, liquidation or similar relief under any present or future statute, law or regulation of any jurisdiction; petitions or applies to any tribunal for any receiver, liquidator, fiscal agent or any other similar agent or any trustee; or there is commenced against the Company or any Subsidiary any such proceeding without the consent of the Company which is not dismissed within thirty
(30) days after  the commencement thereof; and

         (g) any Change in Control occurs, and the Agent and the Banks notify the Company within thirty (30) days after first being notified by the Company of the Change in Control that the Agent and the Banks do not consent to the Change in Control.

    SECTION 7.02. ACCELERATION OF OBLIGATIONS. If any one or more Events of Default shall at any time be continuing, the Agent may, and, upon the written direction of the Majority Banks, shall, by giving notice to the Company, declare all of the Obligations, including the entire unpaid principal of all the Notes, all of the unpaid interest accrued thereon, and all (if any) other sums payable by the Company under this Agreement or the Notes, to be immediately due and payable; except that upon the occurrence of any Event of Default under Section 7.01(f), all of the Obligations, including the entire unpaid principal of all the Notes, all of the unpaid interest accrued thereon, and all (if any) other sums payable by the Company under this Agreement or the Notes shall automatically and immediately be due and payable. Thereupon, all of such Obligations which are not already due and payable shall forthwith become and be absolutely and unconditionally due and payable, without any further notice (or any notice, as the case may be), or any other formalities of any kind, all of which are hereby expressly and irrevocably waived.

    SECTION 7.03.  TERMINATION OF COMMITMENTS; EXERCISE OF OTHER
REMEDIES.  If any one or more Defaults shall be continuing under
Section 7.01(c), or if any one or more Events of Default shall be continuing, then:

         (a) Subject always to the provisions of Section 8.10, each of the Banks and the Agent may proceed to protect and enforce all or any of its rights, remedies, powers and privileges under this Agreement or the Notes by action at law, suit in equity or other appropriate proceedings, whether for specific performance of any covenant contained in this Agreement or any Note or in aid of the exercise of any power granted to the Agent or any Bank herein or therein; and

         (b) The Agent may, and, upon the written request of the Majority Banks, shall, by giving notice to the Company, immediately terminate the Commitments of each of the Banks in full, and each Bank shall thereupon be relieved of all of its obligations to make any Loans hereunder; except that upon the occurrence of any Event of Default under Section 7.01(f), the Commitments of all of the

Banks shall automatically terminate in full, and each Bank shall thereupon be relieved of all of its obligations to make any Loans hereunder. No termination of the Commitments of the Banks hereunder shall relieve the Company of any of its Obligations.

    SECTION 7.04. NO IMPLIED WAIVERS; RIGHTS CUMULATIVE. No delay on the part of the Agent or any Bank in exercising any right, remedy, power or privilege under this Agreement or any of the Notes provided by statute or at law or in equity or otherwise shall impair, prejudice or constitute a waiver of any such right, remedy, power or privilege or be construed as a waiver of any Default or Event of Default or as an acquiescence therein. No right, remedy, power or privilege conferred on or reserved to the Agent or any Bank under this Agreement or any of the Notes or otherwise is intended to be exclusive of any other right, remedy, power or privilege. Each and every right, remedy, power and privilege conferred on or reserved to the Agent or any Bank under this Agreement or any of the Notes or otherwise shall be cumulative and in addition to each and every other right, remedy, power or privilege so conferred on or reserved to the Agent or any such Bank and (subject to the provisions of Section 8.10) may be exercised at such time or times and in such order and manner as the Agent or any such Bank shall (in its sole and complete discretion) deem expedient.

    SECTION 7.05. SET-OFF. Any deposits or other sums at any time credited by or due from any Bank to the Company and any securities or other property of the Company in any Bank's possession may at all times be held and treated as collateral security for the payment and performance of the Obligations. Regardless of the adequacy of any collateral, while any Event of Default is continuing, any deposits or other sums credited by or due from any of the Banks to the Company may be appropriately applied to or set-off against any of the Obligations due to such Bank hereunder without notice to the Company or compliance with any other condition precedent now or hereafter imposed by statute, rule of law or otherwise (all of which are hereby expressly waived by the Company). Each Bank agrees with each other Bank that (i) if an amount to be set off is to be applied to indebtedness of the Company to such Bank, other than the Obligations, such amount shall be applied ratably to such other indebtedness and to the Obligations, and (ii) if such Bank shall receive from the Company, whether by voluntary payment, exercise of the right of setoff, counterclaim, cross action, enforcement of the claim evidenced by this Agreement by proceedings against the Company, whether at law or in equity or by proof thereof in bankruptcy, reorganization, liquidation, receivership or similar proceedings, or otherwise, and shall retain and apply to the payment of the Company's Obligations to such Bank hereunder, any amount in excess of such Bank's ratable portion of the payments to be received by all of the Banks (such ratable portion being determined in accordance with the other provisions of this Agreement), such Bank will promptly make such disposition and arrangements with the other Banks with respect to such excess, either by way of distribution, pro tanto assignment of claims, subrogation or otherwise as shall result in each Bank receiving in respect of the Obligations to it of the Company such Bank's proportionate payment; provided, however, that if all or any part of such excess payment is thereafter recovered from such Bank, such disposition and arrangements shall be rescinded and the amount restored to the extent of such recovery, but without interest.

                              ARTICLE VIII
                                THE AGENT

    SECTION 8.01. AUTHORIZATION. The Banks hereby authorize BNS to act as agent for the Banks with respect to this Agreement and the Notes, and the Agent hereby agrees to so act as agent for the Banks, on the terms and subject to the conditions set forth in this Article VIII. All payments made by the Company to the Agent, for the benefit of the Banks, shall be distributed by the Agent to the Banks as set forth herein promptly after receipt thereof in immediately available funds. Each Bank irrevocably authorizes the Agent as the agent of such Bank to take such action on its behalf under the provisions of this Agreement and the Notes and to exercise such powers hereunder and thereunder as are specifically delegated to the Agent by the terms hereof and thereof, together with such powers as are reasonably incidental thereto. With respect to the Advances made pursuant hereto, the Agent shall have the same obligations and the same rights, powers and privileges (a) with respect to its Commitment and the Advances made by it in its role as a Bank hereunder, and (b) as the holder of any of the Notes, as any other Bank and may freely exercise the same.

    SECTION 8.02. No Liability. Neither the Agent nor any of its shareholders, directors, officers or employees nor any other Person assisting them in their duties nor any agent or employee thereof, shall be liable to any of the Banks for any waiver, consent or approval given or any action taken, or omitted to be taken, in good faith by it or them hereunder, or in connection herewith or therewith or be responsible to the Banks for the consequences of any oversight or error of judgment whatsoever, except that the Agent may be liable for losses due to its willful misconduct or gross negligence.

    SECTION 8.03. Conditions of Acting as Agent. The Agent agrees to act as Agent upon the following conditions set forth in this
Section 8.03.

         (a) The Agent may execute any of its duties hereunder by or through agents or employees and shall be entitled to rely upon advice of counsel concerning all legal matters pertaining to the agency hereby created and its duties hereunder.

         (b) The Agent shall not (i) be responsible to the Banks for any recitals, statements, warranties or representations herein or in any related agreements furnished to the Agent or any of the Banks by or on behalf of the Company, or (ii) be bound to ascertain or inquire as to the performance or observance of any of the terms, conditions, covenants or agreements herein or therein on the part of the Company.

         (c) The Agent shall be entitled to rely upon any Note, notice, consent, certificate, affidavit, letter, telegram, teletype message, statement, order, telephone communication or other document or communication believed by it to be genuine and correct and to have been signed or communicated to it by the proper Person or Persons and, in respect of legal matters, upon the advice of counsel selected by the Agent. Any request, authority or consent of any Person who at the time of making such request or giving such authority or consent is a Bank hereunder shall be conclusive and binding on any subsequent transferee or assignee of such Bank.

         (d) The Agent shall not be responsible to any Bank for the validity or enforceability of this Agreement or any of the Notes or for the validity, enforceability or collectibility of any amounts owing with respect to this Agreement or any of the Notes.

         (e) The Agent has not made nor does it now make any representations or warranties, express or implied, nor does it assume any liability to the Banks with respect to the creditworthiness or financial condition of the Company or any of its Subsidiaries.

         (f) The Agent shall not be responsible to (i) any party on account of the failures of, or delay in performance or breach by, any Bank (except for the Agent, in its capacity as a Bank in respect of its obligations as such) of its obligations hereunder or
(ii) any Bank on account of the failure of or delay in performance or breach by any other Bank or the Company hereunder or under the Notes or in connection herewith or therewith.

    SECTION 8.04.  PAYMENTS.

         (a) If in the good faith opinion of the Agent the distribution of any amount received by it in such capacity hereunder might subject it to liability, it may refrain from making such distribution until its right to make such distribution shall have been adjudicated by a court of competent jurisdiction. If a court of competent jurisdiction shall adjudge that any amount received and distributed by the Agent is to be repaid, each Person to whom any such distribution shall have been made shall either repay to the Agent its proportionate share of the amount so adjudged to be repaid or shall pay over the same in such manner and to such Persons as shall be determined by such court. With respect to obligations of the Company hereunder, a payment to the Agent shall be deemed to be a payment to the Banks.

         (b) Notwithstanding anything to the contrary contained in this Agreement or any of the other Credit Documents, any Bank that fails (x) to make available to the Agent its pro rata share of any Advance (except as set forth in Section 1.14) or (y) to comply with the provisions of Section 7.05 with respect to making dispositions and arrangements with the other Banks, where such Bank's share of any payment received, whether by setoff or otherwise, is in excess of its pro rata share of such payments due and payable to all of the Banks, in each case as, when and to the full extent required by the provisions of this Agreement, shall be deemed delinquent (a "Delinquent Bank") and shall be deemed a Delinquent Bank until such time as such delinquency is satisfied. A Delinquent Bank shall be deemed to have assigned any and all payments due to it from the Borrower, whether on account of outstanding Loans, interest, fees or otherwise, to the remaining nondelinquent Banks for application to, and reduction of, their respective pro rata shares of all outstanding Advances. The Delinquent Bank hereby authorizes the Agent to distribute such payments to the non-delinquent Banks in proportion to their respective pro rata shares of all outstanding Advances. A Delinquent Bank shall be deemed to have satisfied in full a delinquency when and if, as a result of application of the assigned payments to all outstanding Advances of the nondelinquent Banks, the Banks' respective pro rata shares of all outstanding Advances have returned to those in effect immediately prior to such delinquency and without giving effect to the nonpayment causing such delinquency.

    SECTION 8.05. HOLDERS OF NOTES. The Agent may deem and treat the payee of any Note as the absolute owner or purchaser thereof for all purposes hereof until it shall have been furnished in writing with a different name by such payee or obligor or by a subsequent holder, assignee or transferee.

    SECTION 8.06. MODIFICATION OF THIS AGREEMENT AND THE NOTES; WAIVERS AND CONSENTS. The Majority Banks shall have the power to assent to and authorize any modification of any of the provisions of this Agreement or the Notes, and to waive or consent to any deviation from or violation of the provisions of this Agreement or the Notes which may be requested by the Company (including waivers of Defaults or Events of Default), and any such assent, authorization, waiver or consent shall be binding upon all of the Banks and all holders of the Notes as though such actions were specifically and expressly authorized by the terms hereof; provided, that:

         (a) the obligation of the Company to pay the principal of each of the Notes as and when the same becomes due and to pay interest on each of them as the same shall become due from time to time, shall continue unimpaired unless otherwise consented to in writing by all the Banks;

         (b) neither the principal amount of any Note nor the interest rate thereon nor any Fees payable hereunder shall be reduced without the written consent of all the Banks;

         (c) the amount of any Bank's Commitment shall not be increased without the written consent of such Bank and the amount of the Total Commitment shall not be increased without the written consent of all of the Banks;

         (d)  the definition of "Maturity Date" and "Majority
Banks" shall not be amended, modified or waived without the written consent of all the Banks;

         (e) a Default or Event of Default under clauses (a), (b) or (f) of Section 7.01 shall not be waived without the written consent of all the Banks;

         (f) the provisions of Section 5.01 shall not be amended, modified or waived without the written consent of all the Banks;
and

         (g) the provisions of this Section 8.06 shall not be amended, modified or waived without the written consent of all the Banks.

    SECTION 8.07. Costs of Agent; Indemnification. Each Bank agrees to reimburse the Agent, ratably according to its respective Commitment, for all costs, expenses, and disbursements (including reasonable attorneys' fees and disbursements and amounts paid to consultants and agents retained by the Agent) incurred by the Agent and not reimbursed by the Company, except for such costs, expenses, and disbursements and amounts paid to consultants and agents retained by the Agent incurred as a result of the Agent's gross negligence or willful misconduct. Without limitation of the foregoing, each Bank agrees to indemnify the Agent (to the extent not reimbursed by the Company) ratably, as aforesaid, from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses, or disbursements of any kind or nature whatsoever which may be imposed on, incurred by or asserted against the Agent in any way relating to or arising out of this Agreement, the Notes or any action taken or omitted by the Agent under this Agreement or the Notes, except to the extent that the same may result from the Agent's gross negligence or willful misconduct; provided, however, that at all times during the continuance of an Event of Default, the aforesaid reimbursement and indemnity obligations of each Bank shall be determined by each Bank's pro rata share of the aggregate of the Company's Obligations (including all Advances) outstanding at such time under this Agreement and the Notes.

    SECTION 8.08.  NON-RELIANCE ON AGENT; ASSIGNMENT.

         (a) Each Bank hereby represents that it has made its own independent investigation with respect to the creditworthiness and financial condition of the Company and its Subsidiaries and has not relied upon any statement or document furnished to it by the Agent, or any warranty, either express or implied, by the Agent.

         (b) Each Bank further represents and warrants that it is entering into this Agreement for investment purposes and not with the present intention of distribution or resale. Except as permitted by Section 10.05 below, no Bank may assign its Commitment and/or obligations hereunder without the prior consent of the Agent and the Company and any such transfers must comply with all applicable laws.

    SECTION 8.09. SUCCESSOR AGENT. The Agent may resign at any time by giving written notice thereof to the Banks and the Company, which resignation shall be effective upon the appointment of a successor Agent. A successor Agent shall be appointed upon a vote of the Majority Banks. Upon the acceptance of any appointment as Agent hereunder by a substitute or successor Agent, such substitute or successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Agent, and the retiring Agent shall be discharged from its duties and obligations under this Agreement from the date of its resignation as specified in such notice, but such resignation shall not discharge the Agent from any liability incurred in the discharge or its duties hereunder before such resignation.

    SECTION 8.10. ACTION BY THE AGENT. Except as otherwise provided in the this Agreement, the Agent will take such action, assert such rights and pursue such remedies under this Agreement and the Notes as the Majority Banks shall direct and as it shall be entitled to do so. Except as otherwise expressly provided in this Agreement, the Agent will not (and will not be obligated to) take any action, assert any rights or pursue any remedies under this Agreement or any of the Notes in violation or contravention of any express direction or instruction of the Majority Banks. The Agent may refuse (and will not be obligated) to take any action, assert any rights or pursue any remedies under this Agreement or any of the Notes without the express written direction and instruction of the Majority Banks. No Bank (other than the Agent, acting in its capacity as such) shall be entitled to take any action of any kind under this Agreement or any Note, other than to enforce payment of amounts due and payable hereunder or under any Note issued to such Bank.

    SECTION 8.11. SUBSTITUTION OF BANKS. (a) Within thirty (30) days after any Bank has been unable, for any reason, to fund any Loan requested in accordance with the terms hereof (and to which the Company is entitled under the terms hereof) (such Bank is hereinafter referred to as an "Affected Bank"), the Company may request the non-Affected Banks to acquire all or any portion of such Affected Bank's Advances and to assume all or such portion of such Affected Bank's Commitment. The non-Affected Banks may elect to acquire less than, or none of, the amount of such Affected Bank's outstanding Advances and to assume less than, or none of, the amount of the Affected Bank's Commitment that the Company requested be acquired and be assumed. If the non-Affected Banks do not elect to acquire or assume all of such Affected Bank's outstanding Advances and Commitment, and with the written consent (such consent not to be unreasonably withheld) of non-Affected Banks constituting the Majority Banks, the Company may designate a replacement lender or lenders to acquire and assume all or any portion of the Advances and Commitment of the Affected Bank not being acquired and assumed by the non-Affected Banks, subject to the requirement that no such replacement lender may have a Commitment of less than $5,000,000.

    (b) If one or more non-Affected Banks shall so agree in writing or if the Company designates a replacement lender or lenders in respect of all or a portion of the outstanding
Advances of the Affected Bank, such non-Affected Bank or Banks and/or such replacement lender or lenders shall purchase such Advances or portion, without recourse to or warranty by
(other than a warranty from the Affected Bank as to the principal amount of the Advances being purchased), or expense to, such Affected Bank, and such Affected Bank shall sell such
Advances, for a purchase price equal to the outstanding principal amount of the Advances of such Affected Bank, in each case in such proportions as the non-Affected Banks, the replacement lenders and the Company shall agree, in the same mixture of the Eurodollar, Domestic and Bid Auction Advances as all the outstanding Advances of the Affected Bank, and on a date mutually acceptable to the
parties.   Such Affected Bank's Commitment shall be allocated among
such non-Affected Banks and/or such replacement lender or lenders in proportion to their acquisition of the Affected Bank's Advances.

All interest on and all other fees payable on (including, without limitation, any payment or indemnification due under Section 1.16) Advances being acquired by the non-Affected Banks and any replacement lender or lenders accrued as of the date of such acquisition shall be paid by the Company to the Affected Bank on the date of such acquisition.

    (c) If all of an Affected Bank's outstanding Commitment is acquired and assumed by a non-Affected Bank or a replacement bank, the Affected Bank shall be considered to be released from its obligations related to the assumed Commitment and shall no longer constitute a Bank for the purposes of this Agreement.

    (d) Upon completing any purchase pursuant to this Section 8.11 and upon executing a counterpart of this Agreement, each replacement lender shall become a Bank hereunder.

    (e) If the non-Affected Banks and any replacement lender(s) are only willing to acquire less than all of the Affected Bank's outstanding Advances, the Commitment of the Affected Bank shall not terminate, but shall be reduced in an amount proportionate to the percentage of its Advances being acquired and the Affected Bank shall continue to be a Bank hereunder with a reduced Commitment.

    (f) The Company shall have no obligation to seek a replacement lender or take any other action under this Section, and any failure on the part of an Affected Bank to fund any Advances, unless otherwise excused hereunder, shall be deemed to be a breach of this Agreement on the part of such Bank.

                                ARTICLE IX
                                DEFINITIONS

    SECTION 9.01. ACCOUNTING TERMS, CHANGES IN GAAP OR FASB STANDARDS. Unless otherwise defined, all accounting terms shall be construed, and all computations or classifications of assets and liabilities and of income and expenses shall be made or determined, on a consolidated basis in accordance with GAAP. If either GAAP or FASB Standards are changed in the future in such a way as to materially and adversely change the effect of the financial covenants and reporting requirements as presently contained in this Agreement, the Company and the Banks agree to negotiate in good faith to amend the relevant portions of this Agreement which are controlled or determined by the application of GAAP or FASB Standards, so that such relevant portions shall continue to afford to the Banks the same information, protections and covenants as provided and contained in this Agreement in its form on this date. The defined terms used in this Agreement shall apply equally to both the singular and the plural form of the terms defined. All references herein to Sections and paragraphs shall be deemed references to Sections and paragraphs of this Agreement unless the context shall otherwise require. Each reference herein to a particular Person (including each of the Banks) shall be deemed to include a reference to such Person's successors and permitted assigns. Whenever used in this Agreement, the words "include", "includes" and "including" shall be deemed to be followed by the phrase "without limitation".

    SECTION 9.02.  OTHER DEFINITIONS.  As used herein, in the
Notes, or in any certificate, document or report delivered pursuant to this Agreement, the following terms shall have the following meanings:

         "Accumulated Funding Deficiency" shall have the meaning assigned to it in Section 302 of ERISA.

         "Additional Costs" shall have the meaning assigned to such term in Section 1.15(a).

         "Advances" shall mean, collectively, with respect to any Bank, any and all Loans and Bid Auction Advances made by such Bank pursuant to this Agreement.

         "Agent" shall have the meaning ascribed to such term in the preamble of this Agreement.

         "Agent's Fees" shall have the meaning assigned to such term in Section 1.12(c).

         "Agent's Funding Office" shall mean the Agent's office at 600 Peachtree Street N.E., Suite 2700, Atlanta, Georgia 30308, or such other office within the United States as the Agent may from time to time designate by written notice to the Company and the Banks.

         "Agreement" shall mean this Amended and Restated Revolving Credit Agreement, as the same may from time to time be amended, supplemented or otherwise modified.

         "Applicable Margin" shall mean a percentage based upon the highest of the then applicable credit ratings from either S&P or Moody's with respect to Public Senior Debt (whether or not any is outstanding) as follows:

                            Facility Fee  Base Rate     LIBOR
                             Applicable   Applicable   Applicable
Credit Rating                  Margin       Margin      Margin
- - -------------               ------------  ----------   ----------
S&P            MOODY'S
- - ---            -------
A - or higher  A3 or higher    0.15%         0          0.35%

BBB+           Baa1            0.18%         0          0.40%

BBB            Baa2            0.20%         0          0.45%

BBB-           Baa3            0.25%         0          0.50%

below BBB-     below Baa3      0.35%         0.25%      0.75%

provided, that if at any time any Public Senior Debt is not rated by either of S&P or Moody's, such Public Senior Debt shall, for purposes of this definition, be deemed to have been rated one level above the highest rating ascribed to the Company's Subordinated Debt by S&P or Moody's; provided, further, that if at any time neither the Subordinated Debt nor the Public Senior Debt of the Company is rated by either of S&P or Moody's, or if at any time neither of S&P nor Moody's is in the business of rating debt securities such as the Company's Subordinated Debt or Public Senior Debt, then the Company and Banks shall enter into good faith negotiations to establish an alternate basis for determining the Applicable Margin, either with reference to credit ratings from an alternative rating agency for any of the Subordinated Debt or Public Senior Debt or on some other basis mutually acceptable to the Company and the Banks; provided further, however, that until such an alternate basis for determining the Applicable Margin is established, the Applicable Margin shall be the Applicable Margin in effect immediately prior to such occurrence. The Company covenants and agrees with the Agent and the Banks to at all times use its best efforts to cause S&P and Moody's to issue credit ratings (either publicly or in the form of letters to the Agent) for its Public Senior Debt and/or its Subordinated Debt (whether or not any such Public Senior Debt or Subordinated Debt is outstanding).

         "Assignment and Acceptance" shall mean an assignment and acceptance agreement, in or substantially in the form of Exhibit E attached hereto, entered into by a Bank and an assignee of such Bank pursuant to Section 10.05, and accepted by the Company and the Agent.

         "Banks" shall have the meaning assigned to such term in the preamble to this Agreement.

         "Base Rate" shall mean the higher of (a) the interest rate announced by the Agent from time to time as its base rate; or (b) the interest rate quoted to the Agent for the purchase of overnight federal funds by brokers of recognized standing plus one half of one(1/2%)percentage point.

         "Bid Auction Advance" and "Bid Auction Advances" shall mean an advance made to the Company by any or all of the Banks pursuant to the terms of Section 1.04.

         "Bid Auction Borrowing" shall mean a borrowing under
Section 1.04 consisting of one or more Bid Auction Advances made by each of the Banks whose offer to make a Bid Auction Advance as part of such borrowing has been accepted by the Company under the auction bidding procedure described in Section 1.04(d).

         "Bid Auction Note" and "Bid Auction Notes" shall have the respective meanings assigned to such terms in Section 1.04(j).

         "BNS" shall mean The Bank of Nova Scotia.

         "Business Day" shall mean, with respect to Eurodollar Loans, any day on which commercial banks are open for domestic and international dealings in Dollar deposits in Hartford, Connecticut, New York, New York, Boston, Massachusetts and London, England and, with respect to any other Loans or any Bid Auction Advances or any other matters, any day other than a day on which commercial banks in Hartford, Connecticut, Boston, Massachusetts, and New York, New York, are required or permitted by law to close.

         "Change in Control" shall mean the acquisition of more than fifty percent (50%)of the Company's voting stock by any Person who is not affiliated with, a member of, or a nominee of the Company's management, the Kaman family or any trust, corporation, or other legal entity established by or for the benefit of such affiliated Person.

         "Code" shall mean the Internal Revenue Code of 1986 and all rules and regulations promulgated pursuant thereto, as the same may from time to time be supplemented or amended.

         "Commitment" and "Commitments" shall have the respective meanings assigned to such terms in Section 1.01 hereof.

         "Company" shall have the meaning assigned to such term in the preamble of this Agreement.

         "Consolidated Net Income" shall mean the Company's consolidated net income as determined under GAAP.

         "Consolidated Net Worth" shall mean the Company's consolidated shareholders equity (including any and all Qualifying Preferred Stock) as determined under GAAP.

         "Consolidated Total Indebtedness" shall mean, as of any date, any Indebtedness of the Company or any Subsidiary, other than any Indebtedness of the Company to any wholly-owned Subsidiary or of any wholly-owned Subsidiary to the Company or any other wholly-owned Subsidiary.

         "Consolidated Tangible Assets" shall mean the Company's consolidated assets, excluding all Intangible Assets.

         "Contingent Liabilities" shall mean any liability, indebtedness or obligation of the type described in or contemplated by Section 5.03.

         "Controlled Group" shall mean all trades or businesses
(whether or not incorporated) under common control which, together with the Company or any Subsidiary, are treated as a single employer under Section 414(b) or 414(c) of the Code or Section
4001 of ERISA.

         "Credit Documents" means (i) this Agreement and the Notes, and (ii) any agreements or instruments pursuant to which the Obligations of the Company under this Agreement or any of the Notes are refunded, refinanced or replaced (in whole or in part) from time to time, as such agreements and instruments referred to in clauses (i) and (ii) of this definition may from time to time be amended, supplemented, restated, renewed or otherwise modified.

         "Default" shall mean any event which, but for the giving of notice or the lapse of time, or both, would constitute an Event of Default.

         "Dollar", "Dollars" and the sign "$" shall mean lawful money of the United States of America.

         "Domestic Loan" shall mean all or any portion of any Loan made hereunder which bears interest based on the Base Rate.

         "Effective Date" shall mean July 15, 1994.

         "Election Notice" and "Election Notices" shall have the respective meanings assigned to such terms in Sections 1.03 and
1.04 hereof.

         "Environmental Laws" shall mean any and all Requirements of Law regulating, relating to or imposing liability or standards or conduct concerning, any Hazardous Substances or environmental protection.

         "ERISA" shall mean the Employee Retirement Income Security Act of 1974 and all rules and regulations promulgated pursuant thereto, as the same may from time to time be supplemented or amended.

         "Eurodollar Loan" shall mean all or any portion of any Loan made hereunder which bears interest based on LIBOR.

         "Event of Default" and "Events of Default" shall have the respective meanings assigned to such terms in Section 7.01.

         "Excess" shall have the meaning assigned to such term in
Section 1.07(d).

         "Existing Credit Agreement" shall have the meaning assigned to such term in the recitals hereto.

         "Facility Fee" and "Facility Fees" shall have the respective meanings assigned to such terms in Section 1.12(b).

         "FASB Standards" shall mean the standards established by the Financial Accounting Standards Board, in effect from time to time.

         "Fee" and "Fees" shall mean any and all Upfront Fees, Facility Fees and Agent's Fees.

         "Foreign Bank" shall have the meaning assigned to such term in Section 1.11(b).

         "GAAP" shall mean generally accepted accounting standards, as in effect from time to time, applied on a consistent basis.

         "Governing Documents" shall mean as to any Person, the articles or certificate of incorporation and by-laws or other organizational documents of such Person, as amended.

         "Governmental Authority" shall mean any nation or government, any state or other political subdivision thereof, and any entity exercising any executive, legislative, judicial, regulatory, or administrative functions of or pertaining to government.

         "Guarantee" shall mean, in relation to any Person, any obligation, contingent or otherwise, of such Person guaranteeing or having the economic effect of guaranteeing any liabilities of any other Person in any manner, whether directly or indirectly.

         "Hazardous Substances" shall mean any hazardous waste, substances or materials, any pollutants or contaminants, any toxic substances, and any other substances regulated by any Environmental Laws.

         "Indebtedness" shall mean, in relation to any Person, without duplication: (a) all obligations of such Person for borrowed money; (b) all obligations of such Person evidenced by bonds, debentures or notes or similar instruments which (in the case of such similar instruments only) are held by financial institutions; (c) all obligations of such Person upon which interest charges are customarily paid, excluding trade indebtedness incurred in the ordinary course of business; (d) all obligations of such Person issued or assumed as the deferred purchase price of property (other than trade indebtedness incurred in the ordinary course of business); (e) all capitalized lease obligations of such Person; and (f) all obligations of such Person as an account party in respect of bankers' acceptances.

         "Intangible Assets" shall mean any and all goodwill, patents, patent applications, trademarks, trade names, trade styles, copyrights, all applications therefor, research and development costs, tax refunds, and all other assets of the Company and its Subsidiaries constituting intangible assets as determined by GAAP.

         "Interest Period" shall mean:

         (a) EURODOLLAR LOANS. With respect to each Eurodollar Loan, the period commencing on the date of such Eurodollar Loan and ending 1, 2, 3, or 6 months thereafter, as the case may be, as selected by the Company in compliance with this Agreement and as set forth in the applicable Election Notice.

         (b) BID AUCTION ADVANCES. With respect to each Bid Auction Advance, the period commencing on the date of such Bid Auction Advance and ending not less than 7 days nor more than 180 days thereafter, as the Company and the lender of such Bid Auction Advance may agree, pursuant to Section 1.04.

         "LIBOR" shall mean, with respect to each Interest Period for a Eurodollar Loan, the rate per annum at which deposits in Dollars (for a period substantially equal to the period of such Interest Period and in an amount substantially equal to the principal amount of such Eurodollar Loan) are offered to the Agent for delivery in the LIBOR Market at or about ll:00 A.M., local time two Business Days prior to the first day of such Interest Period.

         "LIBOR Market" shall mean the London interbank market, or (with the prior consent of the Company and each of the Banks) any other lawful offshore market in which deposits of Dollars are offered by foreign branches of United States banking institutions and by foreign banking institutions to each other.

         "Lien" shall mean any mortgage, pledge, hypothecation, security interest, encumbrance, charge or lien (statutory or otherwise) in respect of an interest in property intended to secure, support or otherwise assure payment of an obligation.

         "Loan" or "Loans" shall mean any and all Revolving Credit
Loans.

         "Majority Banks" shall mean (a) as of any date on which the Commitments shall be in effect and shall not have been terminated under the terms hereof, Banks whose aggregate Commitments constitute at least 66 2/3% of the Total Commitment and
(b) as of any date after the date on which the Commitments shall have been terminated, Banks holding at least 66 2/3% of the outstanding principal amount of the Loans outstanding on such date.

         "Material Adverse Effect" shall mean any of the following:

(a) any materially adverse effect on the business, assets, properties, operations, prospects or condition, financial or otherwise, of the Company and its Subsidiaries taken as a whole;
(b) any material impairment of the ability of the Company to perform any of its obligations under this Agreement or the Notes; or (c) any impairment of the validity or enforceability of this Agreement or the Notes, or any of the rights, remedies or benefits to the Agent or the Banks under this Agreement or the Notes.

         "Maturity Date" shall have the meaning assigned to such term in Section 1.01.

         "Moody's" shall mean Moody's Investors Service, Inc.

         "Note" or "Notes" shall mean any and all of a Revolving
Credit Note, the Revolving Credit Notes, a Bid Auction Note or the Bid Auction Notes.

         "Obligations" shall mean all indebtedness, obligations and liabilities existing on the date of this Agreement or arising from time to time thereafter, whether direct or indirect, joint or several, absolute or contingent, matured or unmatured, liquidated or unliquidated, secured or unsecured, arising by contract, operation of law or otherwise, of the Company to the Agent or any of the Banks (a) in respect of Loans or Bid Auction Advances made to the Company by any of the Banks pursuant to this Agreement, or
(b) arising or incurred under or in respect of this Agreement or any of the Notes.

         "Operating Profit" for any fiscal period shall mean the Company's consolidated operating profit as determined on a consolidated basis by the application of GAAP, but excluding interest expense and interest income, special items such as gains or losses on sales of assets, all taxes on income, any extraordinary or special items reported net of taxes, and all other items required by GAAP to be reported as non-operating income.

         "PBGC" shall mean the Pension Benefit Guaranty
Corporation.

         "Person" shall mean any individual, corporation, association, partnership, trust, unincorporated association, business, or other legal entity, and any government or any governmental agency or political subdivision thereof.

         "Plan" shall mean any employee benefit plan or other plan maintained for employees covered by Title 10 of ERISA.

         "Prohibited Transaction" shall have the meaning assigned to such term in Section 4975 of the Code.

         "Public Senior Debt" shall mean long-term, publicly-held senior indebtedness of the Company (whether or not outstanding).

         "Qualifying Preferred Stock" shall mean any issued and outstanding preferred stock of the Company with respect to which no mandatory redemption or repurchase is or could be required of the Company or any of its Subsidiaries prior to the Maturity Date (as the Maturity Date may be extended in compliance with this Agreement).

         "Real Estate" means any real estate owned or operated by the Company or any of its Subsidiaries.

         "Register" shall have the meaning assigned to such term in
Section 10.05(d).

         "Reportable Event" shall have the meaning assigned to such term in Section 4034 of ERISA.

         "Requirement of Law" shall mean as to any Person, (i) the Governing Documents of such Person, and (ii) any law, treaty, rule or regulation or determination of any arbitrator or a court or other Governmental Authority, in each case applicable to or binding upon such Person or any of its property or to which such Person or any of its property is subject.

         "Revolving Credit Loan" and "Revolving Credit Loans" shall mean any Loan made hereunder pursuant to Section 1.01.

         "Revolving Credit Note" or "Revolving Credit Notes" shall have the respective meanings assigned to such terms in Section
1.03.

         "S&P" shall mean Standard & Poor's Corporation.

         "SEC" shall mean the Securities and Exchange Commission.

         "Securities Act" shall mean the Securities Act of 1933, as amended.

         "Securities Exchange Act" shall mean the Securities
Exchange Act of 1934, as amended.

         "Senior Debt" means, collectively, all obligations of the Company under or in respect of the Credit Documents, including all such obligations in respect of principal, interest (including interest accruing after any bankruptcy or insolvency proceeding is commenced by or against the Company, whether or not such interest is an allowed claim in such proceeding), fees, costs, expenses or indemnities owing under any of the Credit Documents.

         "Shawmut" Credit Agreement" means (i) the Second Amended and Restated Revolving Credit Agreement, dated as of July 15, 1994, among the Company, The Shawmut Bank Connecticut, as agent, and the other lenders thereunder and (ii) all amendments thereto.

         "Subordinated Debt" means (i) any Indebtedness of the Company under the Indenture, dated as of February 4, 1987, between the Company and Manufacturers Hanover Trust Company, as trustee, relating to the $85,000,000 (subject to increase to $95,000,000) principal amount of 6% Convertible Subordinated Debentures of the Company due 2012 and (ii) any Indebtedness of the Company not described in the foregoing clause (i) which is expressly subordinated to all Senior Debt on terms not materially less favorable to the holders of Senior Debt than the terms of subordination of the Indebtedness described in clause (i) of this definition.

         "Subsidiary" and "Subsidiaries" shall mean any corporation or corporations of which more than 50% of the outstanding shares of stock of each class having ordinary voting power is at the time owned by the Company and/or by one or more Subsidiaries.

         "Termination Date" shall mean the date all the Obligations then due and payable have been paid in full and all the Commitments have terminated.

         "Total Capitalization" means the aggregate amount at any time of the Company's Consolidated Net Worth plus the Company's
Consolidated Total Indebtedness.

         "Total Commitment" shall have the meaning assigned to such term in Section 1.01.

         "Upfront Fee" shall have the meaning assigned to such term in Section 1.12 (b).

                              ARTICLE X
                            MISCELLANEOUS

    The covenants set forth in this Article X shall survive the delivery of the Notes and any Advances made hereunder.

    SECTION 10.01. EXPENSES. The Company agrees to pay all out-of-pocket expenses of the Agent (including reasonable fees and expenses of the Agent's counsel) and the Banks (including reasonable fees and expenses of counsel for the Banks) incurred in connection with: (i) the collection of Obligations due hereunder or under the Notes, and/or (ii) the defense, protection, preservation, realization or enforcement of any of the rights or remedies of the Agent or any of Banks under any provisions of this Agreement or any of the Notes; provided that no fees and expenses of counsel for the Banks (other than the Agent) shall be payable by the Company unless incurred after an Event of Default has occurred.

    SECTION 10.02. PREJUDGMENT REMEDY WAIVER; OTHER WAIVERS. THE COMPANY ACKNOWLEDGES THAT THE FINANCING EVIDENCED HEREBY
IS A COMMERCIAL TRANSACTION AND WAIVES ITS RIGHTS TO NOTICE AND HEARING UNDER CHAPTER 903A OF THE CONNECTICUT GENERAL STATUTES, OR AS OTHERWISE ALLOWED BY ANY STATE OR FEDERAL LAW WITH RESPECT TO ANY PREJUDGMENT REMEDY WHICH THE AGENT OR ANY BANK MAY DESIRE TO USE, AND FURTHER WAIVES DILIGENCE, DEMAND, PRESENTMENT FOR PAYMENT, NOTICE OF NONPAYMENT, PROTEST AND NOTICE OF ANY RENEWALS OR EXTENSIONS. THE COMPANY
ACKNOWLEDGES AND RESERVES ITS RIGHT TO NOTICE AND A HEARING SUBSEQUENT TO THE ISSUANCE OF A WRIT FOR PREJUDGMENT REMEDY AS AFORESAID AND THE AGENT AND THE BANKS ACKNOWLEDGE THE
COMPANY'S RIGHT TO SAID HEARING SUBSEQUENT TO THE ISSUANCE OF
SAID
WRIT.

    SECTION 10.03. COVENANTS TO SURVIVE; BINDING AGREEMENT. All covenants, agreements, warranties, representations and statements of the Company made herein, in the Notes, or in any certificates or other documents delivered by or on behalf of the Company pursuant hereto shall be deemed to have been relied on by the Agent and each of the Banks notwithstanding any investigation heretofore or hereafter made by it, and shall survive the advances of money made by any Bank to the Company hereunder and the delivery of the Notes, and all such covenants, agreements, warranties and representations shall be binding upon the Company and inure to the benefit of the Bank(s) and their respective successors and assigns, whether or not so expressed.

    SECTION 10.04. AMENDMENTS AND WAIVERS. Neither this Agreement, the Notes, nor any term, covenant or condition hereof or thereof may be changed, waived, discharged, modified or terminated except by a writing executed in compliance with Section 8.06. No failure on the part of the Agent or any of the Banks to exercise, and no delay in exercising, and no course of dealing with respect to, any right, remedy or power hereunder or under any Note shall preclude any other or future exercise thereof, or the exercise of any other right, remedy or power. No waiver shall extend to or affect any obligation not expressly waived.

    SECTION 10.05.  TRANSFER OF BANK'S INTEREST.

         (a) To the extent set forth in this Section 10.05, the Company hereby agrees that any of the Banks may sell, assign or otherwise transfer all or any portion of its interests, rights and obligations under this Agreement or any of the Notes (including all or a portion of its Commitment and the Advances at any time owing to it and the Note or Notes held by it), on the condition that in any such transfer: (i) the transferee be bound to any confidentiality obligations the Banks owe to the Company hereunder; and (ii) the transferring Bank make the transfer in compliance with this Section 10.05.

         (b) Each Bank may, with the consent of the Company and the Agent (which consent will not be unreasonably withheld or delayed), assign to one or more banks or other financial institutions all or a portion of its interests, rights and obligations under this Agreement or any of the Notes (including all or a portion of its Commitment and the Advances at the time owning to it and the Note or Notes held by it); provided, however, that (i) the amount of the Commitment and Advances of the assigning Bank subject to each such assignment (determined as of the date the Assignment and Acceptance with respect to such assignment is delivered to the Agent) shall not be less than $5,000,000, and (ii) the parties to each such assignment shall execute and deliver to the Agent an Assignment and Acceptance, together with the Notes subject to such assignment and a processing and recordation fee of $2,500. Upon acceptance and recording pursuant to paragraph (e) of this Section 10.05, from and after the effective date specified in each Assignment and Acceptance, which effective date shall be at least five(5)Business Days after the execution thereof, (A) the assignee thereunder shall be a party hereto and, to the extent provided in such Assignment and Acceptance, have the rights and obligations of a Bank under this Agreement (which obligations shall in any event include all obligations from which the assigning Bank is released as provided in such Assignment and Acceptance) and
(B) the assigning Bank thereunder shall, to the extent provided in such Assignment and Acceptance, be released from its obligations under this Agreement (and, in the case of an Assignment and Acceptance covering all or the remaining portion of an assigning Bank's rights and obligations under this Agreement, such Bank shall cease to be a party hereto but shall continue to be entitled to the benefits of Sections 1.15, 1.16, 10.01 and 10.09). Notwithstanding the foregoing, any Bank may assign, without the consent of the Company or the Agent, (x) all of its rights and interests in respect of any Bid Auction Advance to any person, without payment of the processing and recordation fee referred to above in this paragraph (b), and (y) all or a portion of its interests, rights and obligations under this Agreement or any of the Notes
(including all or a portion of its Commitment and the Advances at the time owing to it and the Note or Notes held by it) to any affiliate of such Bank; provided that no such assignment to any affiliate of any Bank pursuant to the foregoing clause (y) shall relieve such assigning Bank of its obligations hereunder unless the Company shall have consented to such assignment (it being understood that the Company's consent shall not be unreasonably withheld or delayed).

         (c) By executing and delivering an Assignment and Acceptance, the assigning Bank thereunder and the assignee thereunder shall be deemed to confirm to and agree with each other and the other parties hereto as follows: (i) other than the representation and warranty by the assigning Bank that it is the legal and beneficial owner of the interest being assigned thereby free and clear of any lien or security interest, neither such assigning Bank, the Agent, nor any other Bank makes any representation or warranty or assumes any responsibility with respect to any statements, warranties or representations made in or in connection with this Agreement or the execution, legality, validity, enforceability, genuineness, sufficiency or value of this Agreement, any of the Notes or any other instrument or document furnished pursuant hereto; (ii) neither such assigning Bank, the Agent, nor any other Bank makes any representation or warranty or assumes any responsibility with respect to the financial condition of the Company or any of its Subsidiaries or the performance or observance by the Company of any of its obligations under this Agreement, any of the Notes or any other instrument or document furnished pursuant hereto; (iii) such assignee confirms that it has received a copy of this Agreement, together with copies of the most recent financial statements delivered pursuant to Section 4.01 and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Acceptance; (iv) such assignee will independently and without reliance upon the Agent, such assigning Bank or any other Bank and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement and any Notes payable to it; (v) such assignee appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers under this Agreement as are delegated to the Agent by the terms hereof, together with such powers as are reasonably incidental thereto; and (vi) such assignee agrees that it will perform in accordance with their terms all the obligations which by the terms of this Agreement are required to be performed by it as a Bank.

         (d) The Agent shall maintain at one of its offices in Boston, Massachusetts a copy of each Assignment and Acceptance delivered to it and a register for the recordation of the names and addresses of the Banks, and the Commitment of, and the principal amount of the Loans and Bid Auction Advances owing to, each Bank pursuant to the terms hereof from time to time (the "Register"). The entries in the Register shall be conclusive in the absence of manifest error and the Company, the Agent and the Banks may treat each person whose name is recorded in the Register pursuant to the terms hereof as a Bank hereunder for all purposes of this Agreement. The Register shall be available for inspection by the Company and any Bank, at any reasonable time and from time to time upon reasonable prior notice.

         (e) Upon its receipt of a duly completed Assignment and Acceptance executed by an assigning Bank and an assignee and accepted by the Company and the Agent, together with each Note subject to such assignment and the processing and recording fee referred to in paragraph (b) above, the Agent shall record the information contained therein in the Register. Within five Business Days after receipt of notice, the Company, at its own expense, shall execute and deliver to the Agent, in exchange for such surrendered Note, a new Note to the order of such assignee in a principal amount equal to the applicable Commitment and Loans assumed by it pursuant to such Assignment and Acceptance and, if the assigning Bank has retained a Commitment and Loans, a new Note to the order of such assigning Bank in a principal amount equal to the applicable Commitment and Loans retained by it. Such new Notes shall be in an aggregate principal amount equal to the principal amount of such surrendered Note; such new Notes shall be dated the date of the surrendered Note which it replaces. Cancelled Notes shall be returned to the Company.

         (f) Each Bank may (without the consent of the Company or the Agent) sell participations to one or more banks or other financial institutions ("Participants") in all or any part of its rights and obligations under this Agreement and the Note or Notes held by it (including all or a portion of its Commitment and the Advances owing to it); provided, however, that (i) such Bank's obligations under this Agreement shall remain unchanged, (ii) such Bank shall remain solely responsible to the other parties hereto for the performance of such obligations, (iii) Participants shall be entitled to the benefit of the cost protection provisions contained in Section 1.15 and Section 1.16 but shall not be entitled to receive any greater payment thereunder than the Bank from which such Participant acquired its participation would be entitled to receive with respect to the interest so sold if such interest had not been sold and (iv) the Company, the Agent and the other Banks shall continue to deal solely and directly with such Bank in connection with such Bank's rights and obligations under this Agreement, and such Bank shall retain the sole right to enforce the obligations of the Company relating to the Loans and Bid Auction Advances and to approve any amendment, modification or waiver of any provision of this Agreement. Except as provided herein, no Participant shall have any rights under this Agreement (each Participant's rights against the Bank in respect of such participation to be those set forth in the agreement executed by such Bank in favor of such Participant) and all amounts payable by the Company shall be determined as if such Bank had not sold such participation. Except with respect to a reduction of interest rate, increases in the principal amount of any Bank's Commitment, a reduction of the amount of any Fees or the principal amount of any Advance without payment in full thereof, or an extension of scheduled dates for payment of principal, interest, Fees or scheduled termination dates, the Bank making any participation will not in any agreement with the Participant restrict such participating Bank's ability to make any modification, amendment or waiver to this Agreement.

         (g) The Company shall not assign or delegate any of its rights or duties hereunder, except pursuant to a merger of the Company with and into a domestic Subsidiary in compliance with
Section 5.04.

         (h) Nothing herein shall prohibit any Bank from pledging or assigning any Note to any Federal Reserve Bank in accordance with applicable law.

    SECTION 10.06. NOTICES. Except as otherwise permitted herein, all notices, requests, consents, demands and other communications hereunder shall be in writing and shall be mailed by first class mail or sent by overnight courier or delivered in hand or sent by telegraph, facsimile transmission or telex to the respective parties to this Agreement as follows:

THE COMPANY:
Kaman Corporation
Blue Hills Avenue
Bloomfield, Connecticut 06002

Attention:    William P. Desautelle
              Senior Vice President &
              Chief Investment Officer


THE AGENT:
The Bank of Nova Scotia
101 Federal Street
Boston, MA 02108

Attention:    Carolyn A. Lopez

THE BANKS:
ABN AMRO Bank N.V.
Exchange Place
53 State Street
Boston, Massachusetts 02109

Attention:    Carolyn Van Putten
              Assistant Vice President

Societe Generale
50 Rockefeller Plaza
New York, New York 10020

Attention:    John Stelwagon
              Vice President

Notices hereunder shall be deemed to have been given when (a) if delivered by hand or telecopied or otherwise telecommunicated, to a responsible officer of the party to which it is directed, at the time of receipt thereof by such officer, (b) if sent by registered or certified mail, postage prepaid, three days after the date when mailed, or (c) if sent by overnight mail or overnight courier service, to such a responsible officer, when received by such officer. With respect to notices given by the Company to the Agent pursuant to Section 1.03, 1.04, 1.05 or 1.09 hereof, such notices may be given by telephone if they are confirmed by a writing received by the Agent within one (1) Business Day after the giving of such telephonic notice and in any event prior to funding or conversion of the borrowing pursuant to Section 1.03, 1.04 or 1.05 or prepayment pursuant to Section 1.09.

    SECTION 10.07. SECTION HEADINGS; SEVERABILITY; ENTIRE AGREEMENT. Section and subsection headings have been inserted herein for convenience only and shall not be construed as part of this Agreement. Every provision of this Agreement and the Notes is intended to be severable; if any term or provision of this Agreement, the Notes, or any other document delivered in connection herewith shall be invalid, illegal or unenforceable for any reason whatsoever, the validity, legality and enforceability of the remaining provisions hereof or thereof shall not in any way be affected or impaired thereby. All Exhibits to this Agreement shall be annexed hereto and shall be deemed to be part of this Agreement.

This Agreement and the Exhibits attached hereto embody the entire
Agreement and understanding between the Company, the Banks and the Agent and supersede all prior agreements and understandings relating to the subject matter hereof.

    SECTION 10.08. GOVERNING LAW. This Agreement, the Notes and all other documents contemplated hereby are being delivered, and are intended to be performed, in the State of Connecticut and shall be construed and enforceable in accordance with, and governed by, the laws of the State of Connecticut.

    SECTION 10.09. COUNTERPARTS. This Agreement and any amendment hereof may be executed in several counterparts and by each party on a separate counterpart, each of which when so executed and delivered shall be an original, and all of which together shall constitute one instrument. In proving this Agreement it shall not be necessary to produce or account for more than one such counterpart signed by the party against whom enforcement is sought.

    SECTION 10.10. WAIVER OF JURY TRIAL. THE AGENT, THE BANKS, AND THE COMPANY HEREBY KNOWINGLY, VOLUNTARILY, AND INTENTIONALLY
WAIVE
ANY RIGHTS THEY MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY
LITIGATION BASED HEREON, OR ARISING OUT OF, UNDER, OR IN

CONNECTION WITH, THIS AGREEMENT OR THE NOTES, OR ANY COURSE OF CONDUCT, COURSE OF DEALING, STATEMENTS (WHETHER VERBAL OR WRITTEN), OR ACTIONS OF THE AGENT, ANY OF THE BANKS OR THE COMPANY. THIS PROVISION IS A MATERIAL INDUCEMENT FOR THE AGENT AND EACH BANK TO BECOME A PARTY TO THIS AGREEMENT.

    SECTION 10.11. CONSENT TO JURISDICTION. For the purposes of any action or proceeding involving this Agreement or any of the Notes, each of the parties hereto on the date hereof hereby expressly consents to the non-exclusive jurisdiction of any Federal or state court located in the city and state specified below opposite the name of such party:

     PARTY                      CITY AND STATE

     Company                    New York, New York

     BNS                        Boston, Massachusetts

     ABN AMRO Bank N.V.         Boston, Massachusetts

     Societe Generale           New York, New York

Each party becoming a Bank hereunder after the date hereof pursuant to an Assignment and Acceptance shall, in such Assignment and Acceptance, consent to the non-exclusive jurisdiction of any Federal or state court located in the city and state within the United States specified in such Assignment and Acceptance. Any Bank may change the city and state specified in this Section 10.11 or in the Assignment and Acceptance pursuant to which it becomes a Bank hereunder to any other city and state within the United States by one or more written notices to each of the Company and the Agent specifying such change.

    SECTION 10.12 RETURN AND CANCELLATION OF TERM NOTES. The execution of the Agreement by each Bank hereunder will constitute the cancellation of the "Term Note" of the Company issued to such Bank pursuant to the Existing Credit Agreement. Upon each Bank's receipt of its Notes hereunder, such Bank will promptly return to the Company, marked "Cancelled", the "Term Note" of the Company issued to such Bank pursuant to the Existing Credit Agreement.

    SECTION 10.13. EFFECTIVE DATE. This Agreement shall become effective among the parties hereto as of the Effective Date.

Each party becoming a Bank hereunder after the date hereof pursuant to an Assignment and Acceptance shall, in such Assignment and Acceptance, consent to the non-exclusive jurisdiction of any Federal or state court located in Hartford, Connecticut.

    IN WITNESS WHEREOF, the parties have caused this SECOND AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT to be executed by their duly authorized officers as of the date first written above.

Attest:                      KAMAN CORPORATION
Glenn M. Messemer            By:  William P. Desautelle
Secretary                         Its:  Senior Vice President
                                  and Chief Investment Officer






STATE OF CONNECTICUT    )
                        )  ss.
COUNTY OF HARTFORD      )

    On this 15th day of July, 1994, before me personally appeared William P. Desautelle, to me known, who, being by me duly sworn, declared that he is the Senior Vice President and Chief Investment Officer of KAMAN CORPORATION (the "Corporation"), the corporation described in and which executed the foregoing AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT; that, being duly authorized, he did execute the foregoing SECOND AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT on behalf of the Corporation; and that the foregoing constitutes the free act and deed of the Corporation.

                            Shirley M. Miller
                            Notary Public
                            My commission expires:   June 30, 1999


THE BANK OF NOVA SCOTIA
By:  Terry Pitcher
Authorized Signatory

ABN AMRO BANK, N.V.
By:  Carolyn Van Putten
Assistant Vice President
   By: Marilyn Tressel, Vice President

SOCIETE GENERALE
By:  John Stelwagon
Vice President

THE BANK OF NOVA SCOTIA, AS AGENT
By:  Terry Pitcher
Authorized Signatory

                                                          EXHIBIT A
                       FORM OF REVOLVING CREDIT NOTE


$-------------                                        July 15, 1994

               FOR VALUE RECEIVED, the undersigned KAMAN
CORPORATION, a Connecticut corporation (the "Company"), hereby absolutely and unconditionally promises to pay to the order of ----
- - ----------    (the "Bank"), at the Agent's Funding Office:

                    (a)  On the Maturity Date the principal amount
of          ---------------------- DOLLARS ($---------------) or,
if less, the aggregate unpaid principal amount of all Revolving Credit Loans outstanding on the Maturity Date and made by the Bank to the Company pursuant to the Second Amended and Restated Revolving Credit Agreement, dated as of July 15, 1994 (as the same is amended and in effect from time to time, the "Credit Agreement"), among the Company, the Bank, the other banks named therein, such other banks as may become parties thereto from time to time, and the Agent thereunder; and

                    (b) interest on the principal balance hereof from time to time outstanding from the date hereof through and including the date on which such principal amount is paid in full, at the times and at the rates provided in the Credit Agreement.

               This Note evidences borrowings under and has been issued by the Company in accordance with the terms of the Credit Agreement, and is one of the Revolving Credit Notes referred to therein. The Bank and any other holder hereof are entitled to the benefits of the Credit Agreement and may enforce the agreements of the Company contained therein, and may exercise the respective remedies provided for thereby or otherwise available in respect thereof, all in accordance with the respective terms thereof.

               All capitalized terms which are used in this Note without definition and which are defined in the Credit Agreement shall have the same meanings herein as in the Credit Agreement.

               The Bank shall, and is hereby irrevocably authorized by the Company to, endorse on the schedule attached to this Note or a continuation of such schedule attached hereto and made a part hereof, an appropriate notation evidencing advances and repayments of principal of this Note, provided that failure by the Bank to make any such notations shall not affect any of the Company's obligations in respect of this Note.

               The Company has the right in certain circumstances and the obligation in certain other circumstances to prepay the whole or part of the principal of this Note on the terms and conditions specified in the Credit Agreement.

               If any one or more of the Events of Default shall occur and be continuing, the entire unpaid principal amount of this Note and all of the unpaid interest accrued thereon may become or be declared due and payable in the manner and with the effect provided in the Credit Agreement.

               THE COMPANY ACKNOWLEDGES THAT THE FINANCING
EVIDENCED BY THE CREDIT AGREEMENT AND THIS NOTE IS A COMMERCIAL
TRANSACTION AND WAIVES ITS RIGHTS TO NOTICE AND HEARING UNDER
CHAPTER 903a OF THE CONNECTICUT GENERAL STATUTES, OR AS OTHERWISE
ALLOWED BY ANY STATE OR FEDERAL LAW WITH RESPECT TO ANY
PREJUDGMENT
REMEDY WHICH THE AGENT MAY DESIRE TO USE.

               Except as otherwise expressly provided in the Credit Agreement, the Company and every endorser and guarantor of this Note or the obligations represented hereby waive presentment, demand, notice, protest and all other demands and notices in connection with the delivery, acceptance, performance, default or enforcement of this Note, assent to any extension or postponement of the time of payment of any amounts payable hereunder or under the Credit Agreement and any other indulgence in respect hereof or thereof.

               This Note is issued in replacement but not in satisfaction of the Revolving Credit Note issued by the Company to the Bank under the Existing Credit Agreement.

               This Note shall be construed in accordance with the laws of the State of Connecticut.

               IN WITNESS WHEREOF, KAMAN CORPORATION has caused this REVOLVING CREDIT NOTE to be signed in its corporate name and its corporate seal to be impressed hereon by its duly authorized officer as of the day and year first above written.

                                                   KAMAN
               CORPORATION

[Corporate Seal]

                                                   By:
                                                   Title:
Attest:


Date   Interest   Interest   Amount of   Paid or  Amount of
Notation
       Rate       Period     Advance     Prepaid  Principal    Made
By
       (Domestic                                  Balance of
       Eurodollar)                                Principal
                                                  Unpaid
- - -------------------------------------------------------------------
- - -----

- - -------------------------------------------------------------------
- - -----

- - -------------------------------------------------------------------
- - -----

- - -------------------------------------------------------------------
- - -----

- - -------------------------------------------------------------------
- - -----

- - -------------------------------------------------------------------
- - -----

- - -------------------------------------------------------------------
- - -----

- - -------------------------------------------------------------------
- - -----

- - -------------------------------------------------------------------
- - -----

- - -------------------------------------------------------------------
- - -----

Exhibit B
                           FORM OF BID AUCTION NOTE
$90,000,000                                           July 15, 1994

               FOR VALUE RECEIVED, the undersigned KAMAN
CORPORATION, a
Connecticut corporation (the "Company"), hereby absolutely and unconditionally promises to pay to the order of ------------------- the
"Bank"), at the Agent's Funding Office:

                    (a)  On the last day of each Interest Period
for any Bid
Auction Advance made by the Bank to the Company pursuant to the Second
Amended and Restated Revolving Credit Agreement, dated as of July
15, 1994
(as the same is amended and in effect from time to time, the "Credit
Agreement"), among the Company, the Bank, the other banks named therein, such other banks as may become parties thereto from time to time, and the Agent thereunder, and on the Maturity Date, the principal amount of NINETY MILLION
DOLLARS ($90,000,000) or, if less, the aggregate unpaid principal amount of such Bid Auction Advance outstanding on such date; and

                    (b) interest on the principal amount of each Bid Auction
Advance from time to time outstanding from the date such Bid Auction Advance is made through and including the date on which such principal amount is paid in full, at the times and at the rates provided in the Credit Agreement.

               This Note evidences borrowings under and has been issued by the Company in accordance with the terms of the Credit Agreement, and is one of the Bid Auction Notes referred to therein. The Bank and any other holder hereof are entitled to the benefits of the Credit Agreement and may enforce the agreements of the Company contained therein, and may exercise the respective remedies provided for thereby or otherwise available in respect thereof, all in accordance with the respective terms thereof.

               All capitalized terms which are used in this Note without definition and which are defined in the Credit Agreement shall have the same meanings herein as in the Credit Agreement.

               The Bank shall, and is hereby irrevocably authorized by the
Company to, endorse on the schedule attached to this Note or a continuation of such schedule attached hereto and made a part hereof, an appropriate notation evidencing advances and repayments of principal of this Note, provided that failure by the Bank to make any such notations shall not affect any of the Company's obligations in respect of this Note.

               The Company has the right in certain circumstances and the obligation in certain other circumstances to prepay the whole or part of the principal of this Note on the terms and conditions specified in the Credit
Agreement.

               If any one or more of the Events of Default shall occur and be continuing, the entire unpaid principal amount of this Note and all of the unpaid interest accrued thereon may become or be declared due and payable in the manner and with the effect provided in the Credit Agreement.

               THE COMPANY ACKNOWLEDGES THAT THE FINANCING
EVIDENCED
BY THE
CREDIT AGREEMENT AND THIS NOTE IS A COMMERCIAL TRANSACTION AND
WAIVES ITS
RIGHTS TO NOTICE AND HEARING UNDER CHAPTER 903a OF THE
CONNECTICUT GENERAL
STATUTES, OR AS OTHERWISE ALLOWED BY ANY STATE OR FEDERAL LAW
WITH RESPECT TO
ANY PREJUDGMENT REMEDY WHICH THE AGENT MAY DESIRE TO USE.

               Except as otherwise expressly provided in the Credit Agreement, the Company and every endorser and guarantor of this Note or the obligations represented hereby waive presentment, demand, notice, protest and all other demands and notices in connection with the delivery, acceptance, performance, default or enforcement of this Note, assent to any extension or postponement of the time of payment of any amounts payable hereunder or under the Credit Agreement and any other indulgence in respect hereof or thereof.

               This Note is issued in replacement but not in satisfaction of the Bid Auction Note issued by the Company to the Bank under the Existing
Credit Agreement.

               This Note shall be construed in accordance with the laws of the State of Connecticut.

               IN WITNESS WHEREOF, KAMAN CORPORATION has caused this BID
AUCTION NOTE to be signed in its corporate name and its corporate seal to be impressed hereon by its duly authorized officer as of the day and year first above written.

                                        KAMAN CORPORATION

[Corporate Seal]

                                        By:

                                        Title:

Attest:


 . . . . . . . . . . . . . . . . . . . .

Date   Interest   Interest   Amount of   Paid or  Amount of
Notation
       Rate       Period     Advance     Prepaid  Principal    Made
By
       (Domestic                                  Balance of
       Eurodollar)                                Principal
                                                  Unpaid
- - -------------------------------------------------------------------
- - -----

- - -------------------------------------------------------------------
- - -----

- - -------------------------------------------------------------------
- - -----

- - -------------------------------------------------------------------
- - -----

- - -------------------------------------------------------------------
- - -----

- - -------------------------------------------------------------------
- - -----

- - -------------------------------------------------------------------
- - -----

- - -------------------------------------------------------------------
- - -----

- - -------------------------------------------------------------------
- - -----

- - -------------------------------------------------------------------
- - -----

                                                          Exhibit C
                 [Letterhead of Kaman Corporation]

                           July 15, 1994

The Bank of Nova Scotia
101 Federal Street, 16th Floor
Boston, Massachusetts 02110

ABN AMRO Bank N.V.
Exchange Place
53 State Street
Boston, Massachusetts 02109

Societe Generale
50 Rockefeller Plaza
New York, New York 10020

Re:  Amended and Restated Revolving Credit Agreement
     (the "Agreement"), dated as of July 15, 1994, by and among Kaman Corporation (the "Company"), The Bank of Nova Scotia, individually and as Agent (the "Agent"), ABN AMRO Bank, N.V., and Societe Generale (the foregoing banks are hereinafter collectively referred to as the "Banks")

Ladies and Gentlemen:

     I have acted as special counsel to the Company in connection with the negotiation, execution and delivery of the Agreement, the Notes, and the transactions contemplated thereby. Capitalized terms used but not defined herein have the meanings given to such terms in the Agreement.

     This opinion letter has been requested of me as an inducement to your entering into the Agreement with the Company. In this connection, I have examined the Governing Documents of the Company and resolutions of the Board of Directors of the Company and such certificates of public officials and other corporate documents or records and have made such other examinations and inquiries as I have deemed necessary or appropriate.

     I have examined either original, certified copies or copies otherwise authenticated to my satisfaction of such documents as I have deemed necessary or advisable to examine in order to furnish the opinion herein expressed. I have made such other examination as to matters of fact and law as I have deemed necessary in order to enable me to give this opinion.

     Based upon the foregoing and upon such investigations of law as I have deemed appropriate, it is my opinion that, as of the date hereof:

                1. The Company and each Subsidiary (a) is a corporation duly organized, validly existing and in good standing under the laws of its respective jurisdiction of incorporation, (b) has all requisite corporate power to own its respective material properties and conduct its respective business, and (c) is duly qualified to do business and is in good standing as a foreign corporation in each of the jurisdictions where the nature of its properties or its business requires such qualification except where a Subsidiary's failure to be in good standing would not result in a Material Adverse Effect.

                2. The execution, delivery and performance of the Agreement and the Notes and the transactions contemplated thereby
(a) are within the corporate authority of the Company, (b) have been authorized by proper corporate proceedings, (c) will not
(i) contravene or conflict with any Governing Document of the Company or any of its Subsidiaries, (ii) conflict with or result in a violation, breach or, but for the giving of notice or passage of time or both, constitute a default under (A) any provision of any existing statute, law, rule or regulation binding on it or any of its Subsidiaries or, to the best of my knowledge, after due inquiry and investigation, any order, judgment, award, decree, license or authorization of any court or Governmental Authority binding on it or any of its Subsidiaries (a "Requirement of Law"), or (B) to the best of my knowledge, after due inquiry and investigation, any mortgage, indenture, lease or other contract, agreement, instrument or undertaking to which it or any of its Subsidiaries is a party or will be a party immediately after the Effective Date, or by which or to which it or any of its Subsidiaries or any of their respective property or assets is now or immediately after the Effective Date will be bound or subject (a "Contractual Obligation"), or (iii) result in the creation or imposition of any Lien on any of the properties or assets of the Company or any of its Subsidiaries.

                3. No approval or consent of, or filing with, any Governmental Authority and no consent or approval of the shareholders of the Company or any other Person is required to be obtained or made by or on behalf of the Company to make valid and legally binding the execution, delivery and performance of the Agreement and the Notes. The consummation of the transactions contemplated by the Agreement and the Notes does not require any approval, authorization or consent of or (except for such disclosures as may be required in accordance with filings made by the Company in the ordinary course of business such as customary SEC reporting) filing, registration or declaration with any such Governmental Authority or Person.

                4. Neither the Company nor any of its Subsidiaries is or immediately after the Effective Date will be in default under any of its Governing Documents or in violation of any Requirement of Law. To the best of my knowledge, after due inquiry and investigation, neither the Company nor any of its Subsidiaries is or immediately after the Effective Date will be in violation of or default under any (a) Contractual Obligation, or (b) any license, permit, certification or approval requirement of any customer, supplier, Governmental Authority or other Person.

                5. All of the shares of each Subsidiary are owned of record by the Company, have been validly issued and are fully paid and nonassessable.

                6. To the best of my knowledge, after due inquiry and investigation, no action, suit, investigation or proceeding is pending or known to be threatened by or against or affecting the Company or any of its Subsidiaries or any of their respective properties or rights before any Governmental Authority (a) which involves the Agreement or the Notes or any instrument delivered in connection therewith, or any action to be in connection with the transactions contemplated thereby or (b) as to which there is a reasonable possibility of an adverse determination and which, if adversely determined, could, individually or in the aggregate result in a Material Adverse Effect.

                7. The Agreement and each of the Notes have been duly and properly executed and delivered to the Agent by the Company.

                8. The agreements and obligations of the Company contained in the Agreement and each of the Notes constitute the legal, valid and binding obligations of the Company enforceable against the Company in accordance with their respective terms, except to the extent their enforcement may hereafter be limited by bankruptcy or insolvency or other laws affecting creditors rights generally.

                9. The rates of interest payable on the Notes are not in violation of or prohibited by the laws of the State of Connecticut.

                                       Very truly yours,




                                        Glenn M. Messemer

                                                          Exhibit D
FORM OF

                           KAMAN CORPORATION


                         COMPLIANCE CERTIFICATE


     The undersigned, William P. Desautelle, hereby certifies that he is the duly elected, qualified and acting Senior Vice President and Chief Investment Officer of Kaman Corporation (the "Company"), a Connecticut corporation, and as such officer, he is familiar with the terms, covenants and conditions of the Second Amended and Restated Revolving Credit Agreement (the "Agreement"), dated as of July 15, 1994, among the Company, The Bank of Nova Scotia, as Agent, and the other Banks thereunder, as amended and in effect as of the date hereof. All terms not specifically defined herein shall have the definitions ascribed in the Agreement.

     This is to certify that, as of the date hereof (i) the Company has complied, and shall be in compliance, with all terms, covenants and conditions of the Agreement as required thereby; (ii) there exists no Default or Event of Default; and (iii) the representations and warranties set forth in Article II of the Agreement are true and correct with the same effect as though such representations had been made as of the date of this Certificate.

     The computations which produced the figures contained in this Compliance Certificate are set forth on Annex A hereto.

     Without limiting the generality of the foregoing, the Company certifies specifically as follows as of [last day of most recently ended fiscal quarter]:



Section of                                (Dollars in Thousands)
Agreement

                                     Requirement          Actual
                                     or Ceiling
5.01(f)   Liens not to secure
          Indebtedness in excess
          of fifteen percent (15%)
          of Consolidated
          Tangible Assets            $----------          $--------



5.06(c)   Sale of Assets             $----------          $--------
                                     (figure represents
                                     15% of Company's
                                     Consolidated
                                     Tangible Assets)

6.01      Consolidated Net
          Worth                      $200,000,000    $--------


6.02      Fixed Charge
          Coverage Ratio             2.5:1                ----:----

6.03      Consolidated Total
          Indebtedness to
          Total Capitalization       45%                  ---%




                                        KAMAN CORPORATION
Dated: [date of delivery
of Certificate]
                                        By:
                                        William P. Desautelle
                                        Senior Vice President and
                                        Chief Financial Officer

                              Annex A

  A.   5.01(f):

       (i)    Consolidated Assets:                     $--------


       (ii)   Intangible Assets:                       $--------


       (iii)  Consolidated Tangible Assets:            $--------
              (Item (i) minus Item (ii))

       (iv)   Item (iii) multiplied by .15:            $--------


  B.   5.06(c): Sale of Assets

       (i)    with respect to any fiscal year
              of the Company:

              Item (iii) from Section A above
              (Consolidated Tangible Assets)
              multiplied by .15:                       $--------


  C.   6.01: Consolidated Net Worth

       (i)    consolidated shareholders'
              equity                                   $--------

       (ii)   Qualifying Preferred Stock:              $--------

       (iii)  Consolidated Net Worth
              (Item (i) plus Item (ii)):               $--------


  D.   6.02: Fixed Charge Coverage Ratio

       (i)    Operating Profit for four (4)
              most recently completed fiscal
              quarters of Company:                     $--------

       (ii)   aggregate consolidated interest
              expense on borrowed money
              (including the Obligations) (net
              of cash income from investments)
              for four (4) most recently completed
              fiscal quarters of the Company:          $--------

       (iii)  Fixed Charge Coverage Ratio
              (Ratio of Item (i) to Item (ii))         ------:-----

              (Footnote 1)

  E.   6.03: Consolidated Total Indebtedness to Total
Capitalization

       (i)    Consolidated Total Indebtedness:         $--------

       (ii)   Consolidated Net Worth (see              $--------
              Item (iii) from Section C above)

       (iii)  Total Capitalization (Item (i)
              plus Item (ii)):                         $--------

       (iv)   Item (i) divided by
              Item (iii)) (Footnote 2)                 ------%

Footnote 1:  Section 6.02 of the Agreement requires Fixed Charge
Coverage Ratio to be greater than or equal to 2.5:1.

Footnote 2:  Section 6.03 of the Agreement requires the Company's
Consolidated Total Indebtedness to be less than or equal to 45% of its Total Capitalization.

                                  - 158 -
PAGE

                                                          Exhibit E

            FORM OF ASSIGNMENT AND ACCEPTANCE AGREEMENT

               Reference is made to the Second Amended and Restated Revolving Credit Agreement, (the "Credit Agreement"), dated as of July 15, 1994, by and among Kaman Corporation (the "Company"), The Bank of Nova Scotia, as agent (the "Agent") and the Banks thereunder.
Capitalized terms used but not defined herein have the meanings assigned to such terms in the Credit Agreement.

               This Assignment and Acceptance Agreement (this
"Agreement") has been made by                  (the "Assignor") and
                (the "Assignee"), and consented to by the Company and the Agent, in order to effect the assignment by the Assignor, and the assumption by the Assignee, of certain of the Assignor's rights and duties with respect to the Credit Agreement and the Notes issued to it thereunder.

               The Assignor and Assignee agree as follows:

               1. The Assignor hereby sells and assigns to the Assignee, and the Assignee hereby purchases and assumes from the
Assignor, a      % interest in and to all of the Assignor's rights
and obligations under the Credit Agreement, including (a) its Commitment on the Effective Date (as defined below), (b) each of the
Advances owing on the Effective Date to the Assignor, (c) each Note held by the Assignor, and (d) all unpaid interest with respect to such Advances and Fees owing to the Assignor and accrued to the Effective Date.

               2. The Assignor (a) represents that as of the date hereof, its Commitment (without giving effect to assignments thereof
which have not yet become effective) is $        , and the
outstanding principal balances of each Note held by the Assignor (unreduced by any assignments thereof which have not yet become
effective) is as follows:              , (b) makes no
representation
or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with the Credit Agreement or the execution, legality, validity, enforceability, genuineness, sufficiency or value of the Credit Agreement, any of the Notes held by such Assignor, or any other instrument or document furnished pursuant thereto, other than that it is the legal and beneficial owner of the interests being assigned by it hereunder and that such interests are free and clear of any lien or security interest, and (c) makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Company or the performance or observance by the Company of any of its obligations under the Credit Agreement, any of the Notes or any other instrument or documents furnished pursuant thereto.

               3. The Assignee (a) represents and warrants that it is legally authorized to enter into this Agreement, (b) confirms that it has received a copy of the Credit Agreement, together with copies of the most recent financial statements referred to in Section 4.01 of the Credit Agreement and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into this Agreement; (c) agrees that it will, independently and without reliance upon the Agent, the Assignor or any other Bank and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Credit Agreement and any Notes held by it; (d) appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers under the Credit Agreement as are delegated to the Agent by the terms thereof, together with such powers as are reasonably incidental thereto; and (e) agrees that it will perform in accordance with their terms all of the obligations which by the terms of the Credit Agreement are required to be performed by it as a Bank, including its obligations under Section 1.11 of the Credit Agreement if it is organized outside the United States.

               4.   The Effective Date for this Agreement shall be
         , 19   (the "Effective Date").(Footnote 1)

               5. From and after the Effective Date, (a) the Assignee shall be a party to the Credit Agreement and, to the extent rights and obligations have been transferred to it by this Agreement, have the rights and obligations of a Bank thereunder and (b) the Assignor shall, to the extent its rights and obligations have been transferred to the Assignee by this Agreement, relinquish its rights and be released from its obligations under the Credit Agreement.

               6. Upon acceptance and recording of this Agreement by the Agent, from and after the Effective Date, the Agent shall make all payments under the Credit Agreement in respect of the interest assigned hereby (including, without limitation, all payments of principal, interest and Fees with respect thereto) to the Assignee.

The Assignor and Assignee shall make all appropriate adjustments in payments under the Credit Agreement for periods prior to the Effective Date directly between themselves.

               7.   The Assignee hereby consents to the
non-exclusive
jurisdiction of any Federal or State court located in Hartford, Connecticut.

               8.   This Agreement shall be governed by and
construed
in accordance with the laws of the State of Connecticut.

Footnote 1: See Section 10.05(b) of the Credit Agreement. Such date shall be at least five (5) Business Days after the execution of this
AGreement.

                                        ASSIGNOR:

                                        [Name of Assignor]


                                        By:

                                        Title:



                                        ASSIGNEE:
                                        [Name of Assignee]


                                        By:

                                        Title:



                                        hereby accepted by each of
                                        the

                                        COMPANY:

                                        KAMAN CORPORATION


                                        By:

                                        Title:



                                        AGENT:

                                        THE BANK OF NOVA SCOTIA,
                                          as Agent


                                        By:

                                        Title:

                      KAMAN CORPORATION AND SUBSIDIARIES
             EXHIBIT 11 - EARNINGS PER COMMON SHARE COMPUTATION
                   (In thousands except per share amounts)

                                    For the Three Months   For the
Six Months
                                       Ended June 30,        Ended
June 30,
                                    --------------------
- - -------------------
                                       1994       1993       1994
   1993
                                       ----       ----       ----
   ----
Primary:
  Net earnings                      $  4,596   $  4,779   $  8,836
$  8,791
                                    ========   ========   ========

========
  Preferred stock dividend
    requirement                     $   (929)  $    ---   $ (1,858)
$    ---
                                    ========   ========   ========

========
  Net earnings applicable to
    common stock                    $  3,667   $  4,779   $  6,978
$  8,791
                                    ========   ========   ========

========
  Weighted average number
    of common shares outstanding      18,190     18,007     18,158
  18,038
  Weighted avg. shares issuable on
    exercise of dilutive stock options    83        173         97
     169
                                    --------   --------   --------
- - --------
    Total                             18,273     18,180     18,255
  18,207
                                    ========   ========   ========

========
  Net earnings per common share -
    primary                         $    .20   $    .26   $    .38
$    .48
                                    ========   ========   ========

========
Fully diluted:
  Net earnings applicable to
    common stock                    $  3,667   $  4,779   $  6,978
$  8,791
  Elimination of interest expense
    on 6% subordinated convertible
    debentures (net after taxes)         309        842         *
   1,689
  Elimination of preferred stock
    dividend requirement                 929        ---         *
     ---
                                    --------   --------   --------
- - --------
  Net earnings (as adjusted)        $  4,905   $  5,621   $  6,978
$ 10,480
                                    ========   ========   ========

========
  Weighted avg. no. of shares out-
    standing including shares issuable
    on exercise of stock options      18,273     18,180     18,255
  18,207
  Shares issuable on conversion of
    6% subordinated convertible
    debentures                         1,421      4,067         *
   4,067
  Shares issuable on conversion of
    series 2 preferred stock           4,551        ---         *
     ---
  Additional shares using ending
    mkt. price instead of avg. mkt.
    on treasury method use of stock
    option proceeds                      -           -          -
       7

                                    --------   --------   --------
- - --------
    Total                             24,245     22,247     18,255
  22,281
                                    ========   ========   ========

========
  Net earnings per common share -
    fully diluted                   $    .20   $    .25   $    .38
$    .47
                                    ========   ========   ========

========
* Anti-dilutive and accordingly not included in the computation.

                                  - 162 -

PAGE