Form 10-Q/A
period 1994-06-30
KAMAN CORP
filed 1994-08-17
CIK 54381

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

                               EXHIBIT 4a
                           KAMAN CORPORATION
                       SECOND AMENDED AND RESTATED
                       REVOLVING CREDIT AGREEMENT

                           As of July 15, 1994

    SECOND AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT dated as of July 15, 1994 among KAMAN CORPORATION, a Connecticut corporation the "Company"), and THE SHAWMUT BANK CONNECTICUT, BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION, THE FIRST NATIONAL BANK OF BOSTON, and NATIONSBANK OF NORTH CAROLINA, N.A. (sometimes referred to herein individually as a "Bank" or collectively as the "Banks")and THE SHAWMUT
BANK CONNECTICUT, as agent (in such capacity sometimes referred to herein as the "Agent") for the Banks.

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

                                         KAMAN CORPORATION

[Corporate Seal]

                                         By:
                                         Title:
Attest:


Date   Interest  Interest  Amount of  Paid or  Amount of   Notation
       Rate      Period    Advance    Prepaid  Principal   Made By
       (Domestic                               Balance of
       Eurodollar)                             Principal
                                               Unpaid
- - -------------------------------------------------------------------

- - -------------------------------------------------------------------

- - -------------------------------------------------------------------

- - -------------------------------------------------------------------

- - -------------------------------------------------------------------

- - -------------------------------------------------------------------

- - -------------------------------------------------------------------

- - -------------------------------------------------------------------

- - -------------------------------------------------------------------

- - -------------------------------------------------------------------


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


                                        Title:


Attest:


 . . . . . . . . . . . . . . . . . . . .

Date   Interest  Interest  Amount of  Paid or  Amount of   Notation
       Rate      Period    Advance    Prepaid  Principal   Made By
       (Domestic                               Balance of
       Eurodollar)                             Principal
                                               Unpaid
- - -------------------------------------------------------------------

- - -------------------------------------------------------------------

- - -------------------------------------------------------------------

- - -------------------------------------------------------------------

- - -------------------------------------------------------------------

- - -------------------------------------------------------------------

- - -------------------------------------------------------------------

- - -------------------------------------------------------------------

- - -------------------------------------------------------------------

- - -------------------------------------------------------------------

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

                                        KAMAN CORPORATION

[Corporate Seal]

                                        By:
                                        Title:
Attest:


Date   Interest  Interest  Amount of  Paid or  Amount of   Notation
       Rate      Period    Advance    Prepaid  Principal   Made By
       (Domestic                               Balance of
       Eurodollar)                             Principal
                                               Unpaid
- - -------------------------------------------------------------------

- - -------------------------------------------------------------------

- - -------------------------------------------------------------------

- - -------------------------------------------------------------------

- - -------------------------------------------------------------------

- - -------------------------------------------------------------------

- - -------------------------------------------------------------------

- - -------------------------------------------------------------------

- - -------------------------------------------------------------------

- - -------------------------------------------------------------------


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


                                        Title:

Attest:


 . . . . . . . . . . . . . . . . . . . .

Date   Interest   Interest   Amount of   Paid or  Amount of    Notation
       Rate       Period     Advance     Prepaid  Principal    Made By
       (Domestic                                  Balance of
       Eurodollar)                                Principal
                                                  Unpaid
- - -------------------------------------------------------------------

- - -------------------------------------------------------------------

- - -------------------------------------------------------------------

- - -------------------------------------------------------------------

- - -------------------------------------------------------------------

- - -------------------------------------------------------------------

- - -------------------------------------------------------------------

- - -------------------------------------------------------------------

- - -------------------------------------------------------------------

- - -------------------------------------------------------------------

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

                                        THE BANK OF NOVA SCOTIA,
                                          as Agent


                                        By:


                                        Title:

                      KAMAN CORPORATION AND SUBSIDIARIES
             EXHIBIT 11 - EARNINGS PER COMMON SHARE COMPUTATION
                   (In thousands except per share amounts)

                                  For the Three Months   For the Six Months
                                     Ended June 30,        Ended June 30,
                                  -------------------- -------------------
                                       1994     1993       1994     1993
                                       ----     ----       ----     ----
Primary:
  Net earnings                      $  4,596 $  4,779   $  8,836 $  8,791
                                    ======== ========   ======== ========
  Preferred stock dividend
    requirement                     $   (929)$    ---   $ (1,858)$    ---
                                    ======== ========   ======== ========
  Net earnings applicable to
    common stock                    $  3,667 $  4,779   $  6,978 $  8,791
                                    ======== ========   ======== ========
  Weighted average no. of common
    shares outstanding                18,190   18,007     18,158   18,038
  Weighted avg. shares issuable on
    exercise of dilutive stock options    83      173         97      169
                                    -------- --------   -------- --------
    Total                             18,273   18,180     18,255   18,207
                                    ======== ========   ======== ========
  Net earnings per common share -
    primary                         $    .20 $    .26   $    .38 $    .48
                                    ======== ========   ======== ========
Fully diluted:
  Net earnings applicable to
    common stock                    $  3,667 $  4,779   $  6,978 $  8,791
  Elimination of interest expense
    on 6% subordinated convertible
    debentures (net after taxes)         309      842         *     1,689
  Elimination of preferred stock
    dividend requirement                 929      ---         *       ---
                                    -------- --------   -------- --------
  Net earnings (as adjusted)        $  4,905 $  5,621   $  6,978 $ 10,480
                                    ======== ========   ======== ========
  Weighted avg. no. of shares out-
    standing including shares issuable
    on exercise of stock options      18,273   18,180     18,255   18,207
  Shares issuable on conversion of
    6% subordinated convertible
    debentures                         1,421    4,067         *     4,067
  Shares issuable on conversion of
    series 2 preferred stock           4,551      ---         *       ---
  Add'l shares using ending mkt. price
    instead of avg. mkt. on treasury method
    use of stock option proceeds         -         -          -         7
                                    -------- --------   -------- --------
    Total                             24,245   22,247     18,255   22,281
                                    ======== ========   ======== ========
  Net earnings per common share -
    fully diluted                   $    .20 $    .25   $    .38 $    .47
                                    ======== ========   ======== =======
* Anti-dilutive and accordingly not included in the computation.

                                  - 162 -
PAGE