Form 10-Q
period 1994-09-30
KAMAN CORP
filed 1994-11-14
CIK 54381

              SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q



 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
- --- SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
    ENDED SEPTEMBER 30, 1994.
          ------------------
     OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
- --- SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM                           TO
         ------------------------       -----------------------.
 Commission File No. 0-1093


                         KAMAN CORPORATION
                    (Exact Name of Registrant)

      Connecticut                       06-0613548
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

                           Yes x   No
                               --      --
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1994:

                         Class A Common    17,514,679
                         Class B Common       667,814




                         Page 1 of 13 Pages

                      KAMAN CORPORATION AND SUBSIDIARIES
                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

               Condensed Consolidated Balance Sheets(In thousands)

                                           September 30,        December 31,
            Assets                             1994                1993
            ------                        --------------       -------------
Current assets:
  Cash and cash equivalents                     $  1,536            $  3,845
  Accounts receivable (net of
    allowance for doubtful
    accounts of $1,746 in
    1994, $1,576 in 1993)                        155,860             165,615
  Inventories:
    Raw materials                      $ 11,692            $ 10,715
    Work-in-process                      61,079              28,241
    Finished goods                        1,533               1,131
    Merchandise for resale              101,591  175,895     90,364  130,451
                                         ------              ------
  Other current assets                            18,277              16,690
                                                 -------             -------
    Total current assets                         351,568             316,601

Property, plant & equip., at cost       182,595             175,770
  Less accumulated depreciation
    and amortization                    102,104              94,059
                                         ------             -------
  Net property, plant & equipment                 80,491              81,711
Other assets                                      40,375              41,884
                                                 -------            --------
                                                $472,434            $440,196
                                                ========            ========
            Liabilities and Shareholders' Equity
            ------------------------------------
Current liabilities:
  Notes payable                                 $ 46,295            $ 31,865
  Accounts payable                                49,727              51,246
  Accrued liabilities                             33,849              28,586
  Other current liabilities                       63,025              55,068
                                                  ------             -------
    Total current liabilities                    192,896             166,765

Deferred credits                                   7,694               7,141
Long-term debt, excl. current portion             37,691              37,977

Shareholders' equity:
  Series 2 preferred stock             $ 57,167            $ 57,167
  Other shareholders' equity            176,986  234,153    171,146  228,313
                                       --------  -------   --------  -------
                                                $472,434            $440,196
                                                ========            ========

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 1. Financial Statements, continued:

           Condensed Consolidated Statements of Earnings
              (In thousands except per share amounts)

                                  For the Three Months   For the Nine Months
                                  Ended September 30,    Ended September 30,
                                  --------------------   -------------------
                                      1994      1993         1994     1993
                                      ----      ----         ----     ----
Revenues                           $ 199,249  $202,964     $606,186 $595,808

Costs and expenses:
  Cost of sales                      147,066   153,643      448,618  440,365
  Selling, general and
    administrative expense            43,529    41,916      131,934  129,288
  Interest expense                     1,178     2,027        3,100    5,775
  Restructuring and
    other costs                           -     69,500           -    69,500
  Other expense                           41       147          546      314
                                     --------  --------    --------  -------
                                     191,814   267,233      584,198  645,242
                                     --------  --------    --------  -------
Earnings(loss)before
  income taxes                         7,435   (64,269)      21,988  (49,434)

Income taxes(benefit)                  2,534   (21,770)       8,251  (15,726)
                                     --------   -------     -------  -------
Net earnings(loss)                 $   4,901  $(42,499)    $ 13,737 $(33,708)
                                     ========   =======     =======  =======
Preferred stock dividend
  requirement                      $    (929) $      -     $ (2,787)$     -
                                     ========   =======     =======  =======
Earnings(loss)applicable to
   common stock                    $   3,972  $(42,499)    $ 10,950 $(33,708)
                                     ========   =======     =======  =======
Net earnings(loss)per common share
     - Primary                     $     .22  $  (2.36)    $    .60 $  (1.86)
     - Fully diluted               $     .22  $  (2.36)    $    .60 $  (1.86)
                                    ========    =======     =======  =======
Dividends declared per share:
     - Series 2 preferred stock    $    3.25  $     -      $   9.75 $     -
     - Common stock                $     .11  $    .11     $    .33 $    .33
                                     ========   =======     =======  =======


                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 1. Financial Statements, continued:

             Condensed Consolidated Statements of Cash Flows
                             (In thousands)

                                                     For the Nine Months
                                                     Ended September 30,
                                                     -------------------
                                                        1994      1993
                                                     ---------  --------
Cash flows from operating activities:

  Net earnings (loss)                              $  13,737   $(33,708)
  Depreciation and amortization                        9,378      9,716
  Restructuring and other costs                           -      69,500
  Deferred income taxes (benefit)                      1,284    (21,315)
  Changes in current assets and liabilities          (25,169)   (36,167)
  Other, net                                             812       (698)
                                                     --------   --------
    Cash provided by (used in) operating
      activities                                          42    (12,672)
                                                     --------   --------
Cash flows from investing activities:

  Expenditures for property, plant & equipment        (7,683)   (18,395)
  Other, net                                            (786)       (64)
                                                      -------   --------
    Cash provided by (used in) investing
      activities                                      (8,469)   (18,459)
                                                      -------   --------
Cash flows from financing activities:

  Additions to notes payable                          14,430     40,115
  Additions (reductions) to long-term debt              (286)      (988)
  Purchases of treasury stock                           (814)    (3,520)
  Dividends paid                                      (8,789)    (5,940)
  Other, net                                           1,577      1,940
                                                    ---------  ---------
    Cash provided by (used in) financing
      activities                                       6,118     31,607
                                                    ---------  ---------
Net increase (decrease) in cash and
  cash equivalents                                    (2,309)       476

Cash and cash equivalents at beginning
  of period                                            3,845      2,455
                                                    ---------  ---------
Cash and cash equivalents at end of period          $  1,536  $   2,931
                                                    ========= ==========

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, continued:

            Notes to Condensed Consolidated Financial Statements
                               (In Thousands)



Basis of Presentation
- ---------------------
The December 31, 1993 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of Kaman Corporation and subsidiaries.

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



Cash Flow Items
- ---------------
Cash payments for interest were $3,606 and $7,129 for the nine months ended September 30, 1994 and 1993, respectively. Cash payments for income taxes for the comparable periods were $7,745 and $6,388, respectively.

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
- ---------------------

Consolidated revenues were basically unchanged for the three month and nine month periods ended September 30, 1994 compared to the same periods of 1993. These results reflect the fact that increases in Distribution segment sales were offset by lower revenues in the Diversified Technologies segment.

Diversified Technologies revenues were down 19.3% and 9.8% for the three month and nine month periods, respectively, compared to 1993, as this segment's business continues to reflect the adverse influence of conditions in the defense market and the commercial aircraft industry.

Management expects that reductions in defense expenditures will continue in future periods as a result of ongoing changes in U.S. defense planning and spending priorities and fiscal pressures upon the federal budget. Military hardware programs in particular are subject to a variety of risks, including lack of funding, contract cancellation, or program termination. The corporation has been affected, principally with regard to its SH-2 helicopter program. The corporation expects to finish its contract to retrofit certain SH-2Fs to the SH-2G configuration this year and does not expect that the U.S. Navy will have further retrofit requirements at this time since it is reducing the size of the fleet. There is some possibility that in the event the Navy provides retired ships to foreign military services, an opportunity might exist for use of the SH-2 for those purposes. At the present time, there are two squadrons of SH-2 helicopters (i.e, a total of sixteen helicopters) serving in the Naval reserves and no helicopters in active Naval service. The corporation expects to continue to provide logistics and spare parts support for the SH-2, but at lower levels than in the past.

Within the defense market, emphasis appears to be shifting toward the use of more cost effective advanced technology "smart" weapons in order to limit loss of life and property during military conflict. The corporation has significant expertise in this area, having performed a multitude of government contracts for advanced technology programs over the years. Management believes that the corporation is well positioned to compete in a defense environment that emphasizes advanced technology products and systems, as well as advanced technology services such as computer software development, intelligence analysis, and research and development.

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (cont.)


Even so, management recognizes that as the government continues to focus on advanced technology programs in an environment where overall defense expenditures are declining, competition for these types of government contracts can be expected to increase.

The Diversified Technologies segment continues to perform work on a number of commercial airframe manufacturing programs. However, the level of commercial air travel and lack of profitability in the domestic aircraft industry have caused a slowdown in aircraft production rates which is continuing to affect the segment's subcontract work.

The K-MAX(Registered Trademark)helicopter program is an important component of the Diversified Technologies segment commercial diversification efforts. The K-MAX(Registered Trademark)is a medium to heavy lift 'aerial truck' helicopter with special operating characteristics that distinguish it from other helicopters for use in logging, fire fighting, and other utility applications. The helicopter received FAA Type Certification (Part 27) on August 30, 1994. The first production lot of five (5) helicopters has been completed and deliveries are being made to initial customers under a special lease program that allows the corporation to maintain active involvement in the product's introduction to the market-place. The aircraft are being carried in inventory during the period of this special lease program. The next production lot will consist of six (6) helicopters for sale in 1995 to strategically chosen customers in the United States and abroad. Although management believes that this program has good potential in the long term, the program is not expected to materially offset the effects of reduced defense spending in the shorter term.

Distribution segment revenues were up 12.3% and 10.7% for the three month and nine month periods of 1994, respectively, compared to a year ago. These results are largely attributable to the industrial distribution business, which comprises slightly more than 75% of the Distribution segment. Industrial distribution sales are made to nearly every sector of U.S. industry so demand for its products tends to reflect industrial production levels and general economic conditions. Continued improvement in the domestic economy has contributed significantly to increased sales for our industrial distribution operations. To some degree, these results also reflect the effects of the company's value added systems marketing strategy which has differentiated it from its competitors. Music revenues were up for the three and nine month periods of 1994 compared to the same periods of 1993, reflecting improved conditions in the U.S. economy and increases in foreign sales.

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)


For the three and nine month periods of 1994, the Diversified Technologies segment had substantial increases in operating profits, compared to the same periods of 1993. The increases are attributable to the third quarter 1993 pre-tax restructuring charge of $69.5 million. That charge represented restructuring and other non-recurring costs associated with defense conversion initiatives and downsizing the defense and commercial aircraft manufacturing businesses of the Diversified Technologies segment. If the restructuring charge were disregarded, Diversified Technologies operating profits for the three and nine month periods of 1994 would have been down 12.2% and 13.3%, respectively, compared to the same periods of 1993. These results reflect the ongoing effects of several factors, including program reductions due to lower defense spending; increased competition for the awarding of defense contracts which has resulted in downward pressures on margins; increased research and development costs for defense conversion programs, notably the K-MAX (Registered Trademark) helicopter and for new military product development; and a continuing shift in business mix from hardware programs to research and development type products and services with somewhat lower profit margins. Distribution segment operating profits were up 51.4% and 24.6% for the three month and nine month periods, respectively, compared to 1993. These results are primarily attributable to the industrial technologies business and reflect improvement in the domestic economic environment.

Interest expense for the first nine months of 1994 decreased 46.3% compared to the same period of 1993. This reduction is largely a result of the corporation's exchange of $61.8 million of its 6% convertible subordinated debentures for $57.2 million of its preferred stock during the fourth quarter of 1993.

The consolidated effective income tax rate for the first nine months of 1994 was 37.5% and is somewhat lower than it would otherwise be due to the corporation's receipt of a state tax credit. For the same period of 1993, the corporation received an income tax benefit at an overall rate of 31.8%. The income tax benefit was due to the restructuring charge in the third quarter of 1993 and the resulting loss for the first nine months of that year.

Net earnings were $4.9 million for the third quarter of 1994 compared to a loss of $42.5 million a year ago. After giving effect to preferred stock dividend requirements, earnings available to common shareholders were $4.0 million compared to a loss of $42.5 million in 1993. Net earnings were $13.7 million for the first nine months of 1994 compared to a loss of $33.7 million a year ago. After giving effect to preferred stock dividend requirements, earnings available for common shareholders were $11.0 million compared to a loss of $33.7 million in 1993.

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)


Liquidity and Capital Resources

The corporation's cash flow from operations has generally been sufficient to finance a significant portion of its working capital and other capital requirements.

For general borrowing purposes, the corporation has maintained revolving credit agreements involving several banks located in the United States, Canada, and Europe. In July 1994, the corporation entered into amended and restated revolving credit agreements which replace the previous agreements and increase the corporation's maximum unsecured line of credit from $145 million to $200 million. The agreements each have a term of five years and contain provisions permitting the term to be extended for additional one-year periods upon concurrence of the parties. The agreements also contain various covenants, including debt to capitalization and consolidated net worth requirements. During the first nine months of 1994 there were no borrowings under the agreements which were in effect during that period.

The corporation also maintains other short-term credit arrangements with various banks. As of September 30, 1994, these borrowings were at $45.6 million. For the first nine months of 1994 average bank borrowings against these short-term lines were $37.9 million compared to $42.1 million for the same period of 1993.

In June, 1994, the corporation's board of directors authorized a renewal ('the 1994 program') of the stock repurchase program which was authorized in 1992 ('the 1992 program'). Under the 1994 program, the corporation may repurchase up to 700,000 Class A shares in addition to the shares remaining authorized under the 1992 program. As of September 30, 1994, a total of 82,000 Class A shares had been repurchased pursuant to the 1994 program. The primary purpose of the stock repurchase program is to meet the needs of the Employees Stock Purchase Plan and Stock Incentive Plan.

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

                      KAMAN CORPORATION AND SUBSIDIARIES
                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

        (a)  Exhibits to Form 10-Q:


            (11) Earnings per common share computation

            (27) Financial Data Schedule


        (b)  Reports on Form 8-K:

             There have been no reports on Form 8-K filed during the quarter ended September 30, 1994.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KAMAN CORPORATION
                                   Registrant






Date:    November 11, 1994         By
                                       Harvey S. Levenson
                                       President
                                       (Duly Authorized Officer)






Date:    November 11, 1994         By
                                       Robert M. Garneau
                                       Senior Vice President and
                                       Chief Financial Officer

                     KAMAN CORPORATION AND SUBSIDIARIES

                              Index to Exhibits




                                                    Page in Sequentially
                                                        Numbered Copy
                                                    --------------------



Exhibit 11    Earnings Per Common Share Computation           12

Exhibit 27    Financial Data Schedule                         13

                      KAMAN CORPORATION AND SUBSIDIARIES
             EXHIBIT 11 - EARNINGS PER COMMON SHARE COMPUTATION
                   (In thousands except per share amounts)

                                   For the Three Months  For the Nine Months
                                   Ended September 30,   Ended September 30,
                                   --------------------  ------------------
                                       1994      1993       1994      1993
                                       ----      ----       ----      ----
Primary:
  Net earnings (loss) applicable
    to common stock                 $  3,972  $(42,499)  $ 10,950 $ (33,708)
                                     ========  ========   ======== =========
  Weighted average number
    of common shares outstanding      18,213    17,976     18,177    18,130
  Weighted average shares
    issuable on exercise of
    dilutive stock options                80        *          91        *
                                     --------  --------    -------  --------
    Total                             18,293    17,976     18,268    18,130
                                     ========  ========    =======  ========
  Net earnings (loss) per common
    share - primary                 $    .22  $  (2.36)   $   .60  $  (1.86)
                                     ========  ========    =======  ========
Fully diluted:
  Net earnings (loss)applicable
    to common stock                 $  3,972  $(42,499)  $ 10,950  $(33,708)
  Elimination of interest expense
    on 6% subordinated convertible
    debentures(net after taxes)          329        *          *         *
  Elimination of preferred stock
    dividend requirement                 929        -          *         -
                                     --------  --------   --------  --------
  Net earnings (loss)(as adjusted)  $  5,230  $(42,499)  $ 10,950  $(33,708)
                                     ========  ========   ========  ========
  Weighted avg. no. of shares out-
    standing including shares
    issuable on exercise of
    stock options                     18,293    17,976     18,268    18,130
  Shares issuable on conversion of
    6% subordinated convertible
    debentures                         1,421         *          *         *
  Shares issuable on conversion of
    Series 2 preferred stock           4,552         -          *         -
  Additional shares using ending
    market price instead of average
    market on treasury method use
    of stock option proceeds              15         -          *         -
                                     --------  --------   --------  --------
    Total                             24,281    17,976     18,268    18,130
                                     ========  ========   ========  ========
 Net earnings (loss) per common
    share - fully diluted           $    .22  $  (2.36)   $   .60  $  (1.86)
                                     ========  ========   ========  ========
*   Anti-dilutive and accordingly not included in the computation

EXHIBIT 27

[ARTICLE] 5
[LEGEND]
The schedule contains summary financial information extracted from the corporation's quarterly report to shareholders and is qualified in its entirety by reference to such financial statements.
[/LEGEND]
[MULTIPLIER] 1,000

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          DEC-31-1994
[PERIOD-START]                             JAN-01-1994
[PERIOD-END]                               SEP-30-1994
[CASH]                                           1,536
[SECURITIES]                                         0
[RECEIVABLES]                                  157,606
[ALLOWANCES]                                    (1,746)
[INVENTORY]                                    175,895
[CURRENT-ASSETS]                               351,568
[PP&E]                                         182,595
[DEPRECIATION]                                (102,104)
[TOTAL-ASSETS]                                 472,434
[CURRENT-LIABILITIES]                          192,896
[BONDS]                                         37,691
[COMMON]                                        18,268
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                     57,167
[OTHER-SE]                                     158,718
[TOTAL-LIABILITY-AND-EQUITY]                   472,434
[SALES]                                        606,186
[TOTAL-REVENUES]                               606,186
[CGS]                                          448,618
[TOTAL-COSTS]                                  580,552
[OTHER-EXPENSES]                                   546
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                               3,100
[INCOME-PRETAX]                                 21,988
[INCOME-TAX]                                     8,251
[INCOME-CONTINUING]                             13,737
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    13,737
[EPS-PRIMARY]                                      .60
[EPS-DILUTED]                                      .60