Form 10-K
period 1994-12-31
KAMAN CORP
filed 1995-03-13
CIK 54381

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-K
(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1994
                            OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from          to

                     Commission File No. 0-1093
                           KAMAN CORPORATION
                      (Exact Name of Registrant)
      Connecticut                             06-0613548
(State of Incorporation)     (I.R.S. Employer Identification No.)

           Blue Hills Avenue, Bloomfield, Connecticut 06002
               (Address of principal executive offices)

Registrant's telephone number, including area code-(203) 243-7100 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
       -Class A Common Stock, Par Value $1.00
       -6% Convertible Subordinated Debentures Due 2012
       -Series 2 Preferred Stock, Par Value $1.00
       -Depositary Shares, each representing one quarter of a share of Series 2 Preferred Stock

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ].
     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $1,730,406 as of February 1, 1995.
     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 1, 1995.

                Class A Common       17,535,987 shares
                Class B Common          667,814 shares

                 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Corporation's 1994 Annual Report to Shareholders are incorporated by reference and filed as Exhibit 13 to this Report. No other documents except those previously filed with the Commission are incorporated herein by reference.

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

DIVERSIFIED TECHNOLOGIES

     The Diversified Technologies segment consists of several wholly-owned subsidiaries, including Kaman Diversified Technologies Corporation, Kaman Aerospace Corporation, Kaman Sciences Corporation, Kamatics Corporation, Kaman Electromagnetics Corporation, and Kaman Instrumentation Corporation, as well as a 50% interest in Advanced Energetic Materials Corporation of America. A former Diversified Technologies subsidiary, Raymond Engineering Inc., was merged into Kaman Aerospace Corporation on January 31, 1995.

     The Diversified Technologies segment develops and manufactures various advanced technology products and systems which are used in markets that the Corporation serves. Among the products manufactured are self lubricating bearings used on aircraft and in other systems, flexible couplings for helicopters, precision measuring instruments, composite flyer bows, RF transmission and delay lines, telecommunication products, photonic and optical systems, ruggedized tape and disk memory systems used primarily in aircraft, and safing and fuzing systems for use in missiles. The Corporation also develops and produces various motors, generators, alternators, launchers and electric drive systems using electromagnetic technology. In addition, the Corporation has contracts with the U.S. government for a number of advanced technology programs relating to some of the systems described above and to other proprietary systems developed by the Corporation. The Corporation's merger of its Raymond Engineering Inc. subsidiary into Kaman Aerospace Corporation was undertaken in order to downsize Raymond Engineering's operations and to focus on advanced technology product areas which, in the opinion of the Corporation, demonstrate the most potential for future success.

     As a second category of its business, the Diversified Technologies segment also provides advanced technology services to a number of customers, including all branches of the armed forces, various Government agencies, the Department of Energy, Department of Transportation, various defense contractors, utilities and industrial organizations. The services offered include software engineering and maintenance, operation of Government information analysis centers, field and laboratory testing services, communication system design and analysis, specialized sensor design, electromagnetic interference and compatibility evaluations, analysis and simulation of electronic signals, various types of artificial intelligence systems and weapon system evaluation.

     A third category of this segment's business is aircraft manufacturing, including the development and manufacture of helicopters and the integration of systems related to helicopters. The Corporation is the prime contractor for the SH-2 series helicopter, a multi-mission aircraft presently serving the U.S. Navy with two squadrons of the SH-2G configuration of such helicopter in the Navy's Reserve fleet. Reductions in defense spending resulted in the phasing out of the SH-2 series helicopter from the Navy's Active (non-Reserve) fleet in 1994 and the Corporation's contract with the Navy for retrofitting certain model SH-2F helicopters to the SH-2G configuration was completed in 1994. The Corporation is exploring long term foreign military sales potential for retrofitting SH-2G helicopters, as maritime helicopters operating off FF-1052 class frigates being leased to foreign governments by the U.S. Navy. In 1994 the Arab Republic of Egypt signed a letter of agreement for the foreign military sale of ten retrofitted SH-2G helicopters having dipping sonar capability. The Corporation is in the process of negotiating its contract with the U.S. Navy to perform such retrofit work for such helicopters which is expected to have a value of $100 million over a three year period. The Corporation also produces a new commercial helicopter, known as the K-MAX (registered trademark) "aerial truck" incorporating intermeshing rotor technology developed by the Corporation. The K-MAX is a medium lift helicopter designed to provide superior operational capabilities. The Corporation has devoted a substantial portion of its research and development activities to this product during the past several years and continues to do so. In 1994 the Corporation received Federal Aviation Administration (FAA) type certification and a total of five (5) K-MAX helicopters were delivered to customers under a special lease program in order to maintain active involvement in the product's introduction to the marketplace.

     Kaman manufactures subcontract aircraft products for government and commercial customers on programs such as the McDonnell Douglas C-17 and the Boeing 767 and 777, and is involved in various programs requiring development of new technologies such as composite structural components for the F-22 and V-22 aircraft. It also manufactures composite rotor blades for helicopters, and airborne laser-based electro-optical imaging and detection systems for military and commercial operations. Such electro-optical systems include imaging LIDAR systems and the Corporation's proprietary Magic Lantern (registered trademark) system which allows underwater objects to be detected from an airborne platform.

DISTRIBUTION

     The Distribution segment consists of several wholly-owned subsidiaries including the following: Kaman Industrial Technologies Corporation, Kaman Music Corporation, and AirKaman of Jacksonville, Inc. This segment distributes industrial products, manufactures and distributes music products, and provides aviation services.

     Kaman Industrial Technologies Corporation is a national distributor of industrial products operating through more than 150 service centers located in 29 states and British Columbia, Canada. The Corporation supplies a broad range of industries with original equipment, repair and replacement products needed to maintain traditional manufacturing processes and, increasingly, with products of higher technological content that are required to support automated production processes. The Corporation serves nearly every sector of heavy and light industry, including automobile manufacturing, agriculture, food processing, pulp and paper manufacturing, mining, chemicals, electronics and general manufacturing. Products available include various types of standard and precision mounted and unmounted bearings; mechanical power transmission equipment such as V-belts, couplings, and gear reducers; electrical power transmission products, motors, AC/DC controls, sensors and motion control devices; materials handling equipment, belts, conveyor idlers and pulleys; hydraulic drive systems and parts; and accessory products such as lubricants and seals. Although the vast majority of the company's business consists of resale of products, operations include some design, fabrication, and assembly work in connection with products sold.

     The Corporation continues to develop certain support service capabilities in order to meet the maintenance needs of its customers' manufacturing operations. These services include electrical panel and systems fabrication centers capabilities and similar capabilities for hydraulic and pneumatic control panels, linear positioning systems, and material handling systems. In 1994 the Corporation, on a limited basis, continued to act as a supplier of capital equipment to various systems engineering and manufacturing customers by acting as a sales agent for certain equipment manufacturers. As the Corporation has entered new market areas, it has invested in new product inventory and in some instances it has established inventory on consignment in customer locations. The Corporation maintains a management information system, consisting of an on-line computer network linking all of its mainland U.S. and Canadian industrial distribution facilities, which enhances its ability to provide more efficient nationwide service and to improve inventory management. In addition, the Corporation has undertaken initiatives to address the needs of certain national account customers that desire to reduce their vendor base by entering into "partnering" relationships to broaden geographical coverage.

     Kaman Music Corporation distributes more than 13,000 different music instruments and accessories to independent retailers in the United States, Canada, and Great Britain and to international distributors throughout the world. Products include acoustic, acoustic-electric and electric guitars and basses, music strings for all fretted instruments, drums, percussion products and related accessories, instrument and P.A. amplification systems, electronic tuners and metronomes, educational percussion and brass instruments and a full range of accessories for all musical instruments. The Corporation manufactures and distributes certain guitars under the Corporation's various brand names including Ovation and Hamer guitars, fretted musical instrument strings of various brands, and the Trace Elliot range of stringed instrument amplification equipment. In 1994 the Corporation acquired B & J Music Ltd., a Canadian distributor of musical instruments. Operations of Kaman Music Corporation are conducted through three (3) manufacturing facilities and seven (7) distribution centers in the United States and Canada, an international sales division based in the United States and a manufacturing and distribution facility in Great Britain.

     The segment also distributes aviation fuel and provides aviation services at Jacksonville International Airport, Jacksonville, Florida where the Corporation conducts fixed base operations for general and commercial aviation under a contract with the Port Authority of the City of Jacksonville which extends through the year 2008.

FINANCIAL INFORMATION

     Information concerning each segment's performance for the last three fiscal years appears in the Corporation's 1994 Annual
Report to Shareholders and is included in Exhibit 13 to this Form
10-K, and is incorporated by reference.

PRINCIPAL PRODUCTS AND SERVICES

     Following is information for the three preceding fiscal years concerning the percentage contribution of the Corporation's classes of products and services to the Corporation's consolidated net sales:

                                         Years Ended December 31
                                           1992    1993    1994
                                         ------  ------  ------
Diversified Technologies:
  Advanced Technology Products
    and Systems                           12.6%   13.5%   12.1%
  Advanced Technology Services            13.6    14.1    13.5
  Aircraft Manufacturing                  19.7    15.5    12.3
                                          ----    ----    ----
     Segment Total                        45.9    43.1    37.9

Distribution:
  Industrial Products                     41.9    42.9    46.7
  Music Products and Other Services       12.2    14.0    15.4
                                          ----    ----    ----
     Segment Total                        54.1    56.9    62.1

       Total                             100.0%  100.0%  100.0%
                                         =====   =====   =====

RESEARCH AND DEVELOPMENT EXPENDITURES

     Government sponsored research expenditures by the Diversified Technologies segment were $123.7 million in 1994, $142.3 million in 1993, and $124.5 million in 1992. Independent research and development expenditures were $21.1 million in 1994, $18.4 million in 1993, and $17.8 million in 1992.

BACKLOG

     Program backlog of the Diversified Technologies segment was approximately $228.9 million at December 31, 1994, $240.8 million at December 31, 1993, and $361.4 million at December 31, 1992. The Corporation anticipates that approximately 88.9% of its backlog at the end of 1994 will be performed in 1995. Approximately 69.1% of the backlog at the end of 1994 is related to government contracts or subcontracts which are included in backlog to the extent that funding has been appropriated by Congress and allocated to the particular contract by the relevant procurement agency. Certain of these government contracts, less than 1% of the backlog, have been funded but not signed.

GOVERNMENT CONTRACTS

     During 1994, approximately 50% of the work performed by the Corporation directly or indirectly for the United States government was performed on a fixed-price basis and the balance was performed on a cost-reimbursement basis. Under a fixed-price contract, the price paid to the contractor is negotiated at the outset of the contract and is not generally subject to adjustment to reflect the actual costs incurred by the contractor in the performance of the contract. Cost reimbursement contracts provide for the reimbursement of allowable costs and an additional negotiated fee.

     The Corporation's United States government contracts and subcontracts contain the usual required provisions permitting termination at any time for the convenience of the government with payment for work completed and associated profit at the time of termination.

COMPETITION

     The Diversified Technologies segment operates in a highly competitive environment with many other organizations which are substantially larger and have greater financial and other resources. For sales of advanced technology products and systems, the Corporation competes with a wide range of manufacturers primarily on the basis of price and the quality, endurance, reliability and special performance characteristics of those products. Operations also depend in part on the ability to develop new technologies which have effective commercial and military applications. Examples of proprietary or patented products developed by the Corporation include the Magic Lantern (Registered Trademark) system for detecting underwater objects from a helicopter, the Kamatics line of specialty bearings and the Corporation's line of electromagnetic motors and drives, among others. In providing scientific services and systems development, the Corporation competes primarily on the basis of the technical capabilities and experience of its personnel in specific fields. When bidding for aerospace contracts and subcontracts, the Corporation competes on the basis of price and quality of its products and services as well as the availability of its facilities, equipment and personnel to perform the contract. Defense market conditions have been significantly affected by an ongoing slowdown in defense spending; continued decreases in federal government expenditures are anticipated in future periods as well. During 1994 the Department of Defense actively pursued its implementation of defense acquisition reform by emphasizing the use of commercially developed state-of-the-art technology products and performance-based procurement standards rather than traditional military specification standards. The change in defense program emphasis and greater constraints in the federal budget have increased the level of competition for defense programs. The Corporation's contract to retrofit certain of its SH-2 series helicopters to the SH-2G configuration for the U.S. Navy was completed in 1994 and, as the U.S. Navy reduces the size of its fleet, the Corporation expects a corresponding reduction in the level of logistics and spare parts required. In providing spare parts, the Corporation competes with other helicopter manufacturers on the basis of price, performance and product capabilities and also on the basis of its experience as a
manufacturer of helicopters.   The Corporation's FAA certificated
K-MAX helicopters will compete with other helicopters suitable for lifting, with surplus U.S. military helicopters, and with alternative methods of meeting lifting requirements.

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

EMPLOYEES

     As of December 31, 1994, the Corporation employed 5,239 individuals throughout its industry segments as follows:

  Diversified Technologies                     2,939
  Distribution                                 2,241
  Corporate Headquarters                          59

PATENTS AND TRADEMARKS

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

     Although the Corporation's patents enhance its competitive position, management believes that none of such patents or patent applications is singularly or as a group essential to its business as a whole. The Corporation holds or has applied for U.S. and foreign patents with expiration dates that range through the year 2011.

     These patents are allocated among the Corporation's industry segments as follows:

                                  U.S. PATENTS       FOREIGN
Patents
Segment                          Issued Pending   Issued  Pending
Diversified Technologies           113      24       53       45
Distribution                        26       0       13        0

     Trademarks of Kaman Corporation include Adamas, Applause, Hamer, KAflex, KAron, K-Max, Magic Lantern, and Ovation. In all, the Corporation maintains 208 U.S. and foreign trademarks with 51 applications pending, most of which relate to music products in the Distribution segment.

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

FOREIGN SALES

     Ninety-three percent (93%) of the sales of the Corporation are made to customers located in the United States. In 1994, the Corporation continued its efforts to develop international markets for its products and foreign sales (including sales for export).

ITEM 2.  PROPERTIES

     The Corporation occupies approximately 4.6 million square feet of space throughout the United States, Canada, and Great
Britain, distributed as follows:

     SEGMENT                          SQUARE FEET (in thousands)
     Diversified Technologies                  2,105
     Distribution                              2,412
     Corporate Headquarters                       40

     Diversified Technologies principal facilities are located in Arizona, Colorado, Connecticut, Florida, Massachusetts, Pennsylvania and Virginia; other facilities including offices and smaller manufacturing and assembly operations are located in several other states. These facilities are used for manufacturing, scientific research and development, engineering and office purposes. The U.S. Government owns 154 thousand square feet of the space occupied by Kaman Aerospace Corporation in Bloomfield, Connecticut in accordance with a facility contract. In 1994 the Corporation purchased an 80 thousand square foot office building in Colorado Springs, Colorado, for use by its subsidiary, Kaman Sciences Corporation.

     The Distribution segment occupies approximately 2.1 million square feet of space throughout the United States with principal facilities located in California, Connecticut, New York, Texas and Utah; approximately 100 thousand square feet of space in British Columbia, Canada; approximately 40 thousand square feet of space in Ontario, Canada; and approximately 150 thousand square feet of space in Essex, England. These facilities consist principally of regional distribution centers, service centers and office space with a portion used for fabrication and assembly work. Also included are facilities used for manufacturing musical instruments, and facilities leased in Florida for aviation services operations.

     Kaman Corporation occupies a 40 thousand square foot
Corporate headquarters building in Bloomfield, Connecticut.

     The Corporation's facilities are suitable and adequate to serve its purposes. While substantially all of such properties are currently fully utilized, the Corporation consolidated some of its properties in the Diversified Technologies segment during 1994 and expects to consolidate further in the next few years. Many of the properties, especially within the Distribution segment, are leased and certain of the Corporation's properties are subject to mortgages.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Corporation or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1994.



                            PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS


CAPITAL STOCK AND PAID-IN CAPITAL

     Information required by this item appears in the Corporation's 1994 Annual Report to Shareholders and is included in Exhibit 13 to this Form 10-K, and is incorporated herein by reference.

DIVIDEND REINVESTMENT PLAN

     Registered shareholders of Kaman Class A common stock are eligible to participate in the Automatic Dividend Reinvestment Program. A booklet describing the plan may be obtained by writing to the Corporation's transfer agent, Chemical Bank, Securityholder Relations, J.A.F. Building, P. O. Box 3068, New York, NY 10116-3068.

QUARTERLY CLASS A COMMON STOCK INFORMATION
- -----------------------------------------------------------------
                               High      Low     Close   Dividend
- -----------------------------------------------------------------
1994
First                        $10 3/8   $9      $ 9 5/8      $.11
Second                        10 1/8    8 7/8    9 1/8      $.11
Third                         10 1/8    8 1/2    9 5/8      $.11
Fourth                        11 1/8    9 1/8   11          $.11
- -----------------------------------------------------------------
1993
First                        $12 1/8   $9 1/2  $11 1/4      $.11
Second                        11 3/4    9 7/8   10 3/4      $.11
Third                         11 1/2    9 1/2   10          $.11
Fourth                        10 1/8    8 5/8   10 1/8      $.11
- -----------------------------------------------------------------

QUARTERLY DEBENTURE INFORMATION (6% Conv. Subordinated)(Bid)
- -----------------------------------------------------------------
                                High      Low      Close
- -----------------------------------------------------------------
1994
First                          $85       $83       $83
Second                          83        76        76
Third                           76        74        74
Fourth                          74        71        74
- -----------------------------------------------------------------
1993
First                          $88 1/2   $77       $88 1/2
Second                          88 1/2    85        85
Third                           89 1/2    83 1/2    89 1/4
Fourth                          89 3/4    84 3/4    85
- -----------------------------------------------------------------

QUARTERLY DEPOSITARY SHARES INFORMATION
- -----------------------------------------------------------------
                          High      Low       Close     Dividend
- -----------------------------------------------------------------
1994
First                     $52     $50 1/2   $50 3/4     $.81 1/4
Second                     51      42 1/2    42 1/2     $.81 1/4
Third                      46      40 3/4    43 5/8     $.81 1/4
Fourth                     48      42 3/4    46 3/4     $.81 1/4
- -----------------------------------------------------------------

     Kaman's Depositary Shares (each representing a one-quarter interest in a share of its Series 2 preferred stock, $200 liquidation preference) were issued in October 1993, and traded in a range between 48 and 51 1/2, closing 1993 at 51 1/2.

     NASDAQ market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

ANNUAL MEETING

     The Annual Meeting of Shareholders will be held on Tuesday, April 18, 1995 at 11:00 a.m. in the offices of the Corporation, 1332 Blue Hills Avenue, Bloomfield, Connecticut 06002.

ITEM 6.  SELECTED FINANCIAL DATA

     Information required by this item appears in the Corporation's 1994 Annual Report to Shareholders and is included in Exhibit 13 to this Form 10-K, and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

    Information required by this item appears in the Corporation's 1994 Annual Report to Shareholders and is included in Exhibit 13 to this Form 10-K, and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Information required by this item appears in the Corporation's 1994 Annual Report to Shareholders and is included in Exhibit 13 to this Form 10-K, and is incorporated herein by reference. Additional financial information is contained in the Financial Data Schedule included as Exhibit 27 to this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Following is information concerning each Director and Executive Officer of Kaman Corporation including name, age, position with the Corporation, and business experience during the last five years:

T. Jack Cahill           Mr. Cahill, 46, has held various
                         positions with Kaman Industrial
                         Technologies Corporation, a subsidiary
                         of the Corporation, since 1975.  He was
                         appointed President of Kaman Industrial
                         Technologies in 1993.

E. Reeves Callaway, II   Mr. Callaway, 47, is a Director Nominee
                         for election at the Corporation's 1995
                         Annual Meeting of Shareholders.  He is
                         President of The Callaway Companies,
                         Inc.

Frank C. Carlucci        Mr. Carlucci, 64, has been a Director
                         since 1989.  He is Chairman of The
                         Carlyle Group, merchant bankers, having
                         formerly served as Vice Chairman since
                         1989. Prior to that he served as U.S.
                         Secretary of Defense.  Mr. Carlucci is
                         also a Director of Westinghouse Electric
                         Corporation, Ashland Oil, Inc., Bell
                         Atlantic Corporation, General Dynamics
                         Corporation, Neurogen Corporation,
                         Northern Telecom Limited, Quaker Oats
                         Company, The Upjohn Company, Sun
                         Resorts, Inc., and Texas Biotechnology
                         Corporation.

William P. Desautelle    Mr. Desautelle, 55, has been Senior Vice
                         President and Treasurer since 1990 and
                         was also designated Chief Investment
                         Officer in April 1992. Prior to that he had served as Vice President and Treasurer.

John A. DiBiaggio        Dr. DiBiaggio, 62, has been a Director
                         since 1984.  He is President and Chief
                         Executive Officer of Tufts University.
                         Prior to that he was President and Chief
                         Executive Officer of Michigan State
                         University.

Edythe J. Gaines         Dr. Gaines, 72, has been a Director
                         since 1982.  She is a retired
                         Commissioner of the Public Utility
                         Control Authority of the State of
                         Connecticut.

Robert M. Garneau        Mr. Garneau, 50, has been Senior Vice
                         President and Controller since 1990 and
                         was also designated Chief Financial
                         Officer in April, 1992. Prior to that he had served as Vice President and Controller.

Huntington Hardisty      Admiral Hardisty (USN-Ret.), 65, has
                         been a Director since 1991.  He retired
                         from the U.S. Navy in 1991 having served as Commander-in-Chief for the U.S. Navy
                         Pacific Command since 1988, and
                         presently acts as a consultant to
                         private industry.

Charles H. Kaman         Mr. Kaman, 75, has been Chief Executive
                         Officer and Chairman of the Board of
                         Directors since 1945.  He was also
                         President from 1945 to 1990.

C. William Kaman II      Mr. Kaman, 43, has been a Director
                         since 1992.  He has held various
                         positions with Kaman Music Corporation,
                         a subsidiary of the Corporation, since
                         1974, serving as President of Kaman
                         Music since 1986.  Mr. Kaman is the son
                         of Charles H. Kaman, Chairman and Chief
                         Executive Officer of the Corporation.

Walter R. Kozlow         Mr. Kozlow, 59, has held various
                         positions with Kaman Aerospace
                         Corporation, a subsidiary of the
                         Corporation, since 1960. He has been
                         President of Kaman Aerospace since 1986.

Hartzel Z. Lebed         Mr. Lebed, 67, has been a Director since
                         1982.  He is the retired President of
                         CIGNA Corporation and is a Director of
                         Shawmut National Trust Company.

Harvey S. Levenson       Mr. Levenson, 54, has been a Director
                         since 1989.  He has been President
                         and Chief Operating Officer since April,
                         1990.   Prior to that he had served as
                         Senior Vice President and Chief
                         Financial Officer.  He is also a
                         director of Connecticut Natural Gas
                         Corporation and Security-Connecticut
                         Corporation.

Walter H. Monteith, Jr.  Mr. Monteith, 64, has been a Director since 1987.  He is the retired Chairman
                         of Southern New England Telecommuni-
                         cations Corporation. Mr. Monteith is
                         also a director of Shawmut Bank.

John S. Murtha           Mr. Murtha, 81, has been a Director
                         since 1948.  He is counsel to and a
                         former senior partner of the law firm of Murtha, Cullina, Richter and Pinney.

Robert L. Newell         Mr. Newell, 72, has been a Director
                         since 1976.  He is the retired Chairman
                         of Hartford National Corporation, now
                         a part of Shawmut Bank.

Patrick L. Renehan       Mr. Renehan, 61, has been a Vice
                         President of Kaman Diversified
                         Technologies Corporation, a subsidiary
                         of the Corporation, since 1987. Prior to that he served as a Vice President of Kaman Aerospace Corporation.


Wanda L. Rogers          Mrs. Rogers, 62, has been a Director
                         since 1991.  She is Chief Executive
                         Officer of Rogers Helicopters, Inc.
                         She is also Chairman of the Board of
                         Clovis Community Bank.

Richard E.W. Smith       Mr. Smith, 60, was appointed a Vice
                         President of the Corporation in 1989.
                         He has been President of Kaman
                         Diversified Technologies Corporation,
                         a subsidiary of the Corporation, since
                         1990 and prior to that he served as Vice
                         President of Kaman Sciences Corporation, a subsidiary of the Corporation.

     Each Director and Executive Officer has been elected for a term of one year and until his or her successor is elected. The terms of all such Directors and Executive Officers are expected to expire as of the Annual Meeting of the Shareholders and Directors of the Corporation to be held on April 18, 1995.

ITEM 11.  EXECUTIVE COMPENSATION

A) GENERAL. The following tables provide certain information relating to the compensation of the Corporation's Chief Executive
Officer, its four other most highly compensated executive officers and its directors.

       B)  SUMMARY COMPENSATION TABLE.

               Annual Compensation        Long Term Compensation
               -------------------        ----------------------
(a)         (b)   (c)     (d)    (e)      (f)      (g)      (h)     (i)
                                                                     All
Name and                         Other        AWARDS               Other
Principal         Salary  Bonus  Annual     RSA  Options     LTIP   Comp.
Position     Year  ($)     ($)   Comp.     ($)(1)(#Shares)Payments ($)(2)
- ---------------------------------------------------------------------------

C. H. Kaman  1994 660,000 ------- ------    ------  ------   ---   55,261
Chairman and 1993 660,000 218,000 73,004(3) ------  ------   ---   69,768
Chief        1992 660,000 290,000 ------    ------  ------   ---   57,956
Executive
Officer

H.S.Levenson 1994 400,000 ------- ------    ------  ------   ---   10,743
President    1993 400,000 108,000 ------    38,000  12,000   ---   18,603
and Chief    1992 400,000 144,000 ------    49,375  ------   ---   10,664
Operating
Officer

W.R.Kozlow   1994 216,000  60,000 ------    ------  ------   ---    8,636
President,   1993 216,000  50,000 ------    28,500   9,000   ---   10,446
Kaman        1992 210,000  60,000 ------    29,625  ------   ---    6,271
Aerospace
Corporation

R.M.Garneau  1994 200,000  60,000 ------     ------  ------   ---   4,845
Senior Vice  1993 190,000  45,000 ------     28,500   9,000   ---   5,931
President    1992 172,000  50,000 ------     29,625  ------   ---   4,761
and Chief
Financial
Officer

P.L.Renehan  1994 210,000  45,000 ------     ------  ------   ---   8,214
Vice         1993 205,000  40,000 ------     28,500   9,000   ---   8,799
President    1992 198,000  50,000 ------     24,688  ------   ---   6,479
Kaman
Diversified
Technologies
Corporation

1. As of December 31, 1994, aggregate restricted stock holdings and their year end values were: C.H. Kaman, none; H.S. Levenson, 18,200 shares valued at $200,200; W.R. Kozlow, 6,000 shares valued at $66,000; R.M.Garneau, 6,000 shares valued at $66,000; P.L. Renehan, 5,400 shares valued at $59,400. Restrictions lapse at the rate of 20% per year for all awards, beginning one year after the grant date. Awards reported in this column are as follows: H.S. Levenson, 4,000 shares in 1993 and 5,000 shares in 1992; W.R. Kozlow, 3,000 shares each in 1993, and 1992; R. M. Garneau, 3,000 shares each in 1993 and 1992; P. L. Renehan, 3,000 shares in 1993, and 2,500 shares in 1992. Dividends are paid on the restricted stock.

2. Amounts reported in this column consist of: C. H. Kaman, $53,000 - Officer 162 Insurance Program, $2,261 - medical expense reimbursement program ("MERP"); H.S. Levenson, $3,322 - Senior executive life insurance program ("Executive Life"), $4,524 - Officer 162 Insurance Program, $1,875 - employer matching contributions to the Kaman Corporation Thrift and Retirement Plan (the "Thrift Plan employer match"), $1,022 - MERP; W. R. Kozlow, $4,131 - Executive Life, $1,875 - Thrift Plan employer match, $1,238 - MERP; $1,392 - Discretionary cash-out of certain stock options under Stock Incentive Plan; R. M. Garneau, $1,654 - Executive Life, $851 - Officer 162 Insurance Program, $1,875 - Thrift Plan employer match, $465 - MERP; P. L. Renehan, $5,219 - Executive Life, $1,875 - Thrift Plan employer match, $1,120 - MERP.

3. The Corporation maintains a program pursuant to which it pays for tax and estate planning services provided to executive officers by third parties, up to certain limits. $62,164 of the figure reported in this column relates to payments for such services on behalf of Mr. Kaman.

C)  OPTION/SAR GRANTS IN THE LAST FISCAL YEAR:

- ---------------------------------------------------------------------------
                                                        Potential Realizable
                                                        Value at Assumed
                                                        Annual Rates of
                                                        Stock Price
                                                        Appreciation for
                  Individual Grants                     Option Term
- ---------------------------------------------------------------------------
(a)             (b)        (c)        (d)        (e)       (f)      (g)
                       % of Total
                        Options/
                          SARs
              Options/  Granted to
                SARs    Employees  Exercise or
              Granted   in Fiscal  Base Price  Expiration
Name            (#)        Year     ($/Sh)        Date      5%($)   10%($)
- ----------------------------------------------------------------------------
C. H. Kaman      none     ---        ---            ---     ---       ---

H.S. Levenson    none     ---        ---            ---     ---       ---

W. R. Kozlow     none     ---        ---            ---     ---       ---

R. M. Garneau    none     ---        ---            ---     ---       ---

P. L. Renehan    none     ---        ---            ---     ---       ---

D) AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR, AND
   FISCAL YEAR-END OPTION/SAR VALUES.

- -------------------------------------------------------------------
                                                    Value of
                                     Number of      Unexercised
                                     Unexercised    in-the-money
                                     options/SARs   options/SARs
                                     at FY-end (#)  at FY-end ($)
              Shares
              acquired on  Value     exercisable/   exercisable/
 Name         Exercise(#)  realized  unexercisable  unexercisable

 (a)            (b)         (c)        (d)            (e)
- -------------------------------------------------------------------
C. H. Kaman     None       ---       45,000/-0-     143,125/0
H. S. Levenson  None       ---       29,400/12,800  89,400/24,600
W. R. Kozlow    None       ---       18,400/9,000   52,150/16,500
R. M. Garneau   None       ---       11,600/9,000   34,000/16,500
P. L. Renehan   None       ---       11,700/8,700   34,200/15,500

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

                        PENSION PLAN TABLE

                         Years of Service
Remuneration*    15        20       25         30        35
- -----------------------------------------------------------------
  125,000      34,059    45,639    56,538    68,118    68,118
  150,000      41,559    55,689    68,988    83,118    83,118
  175,000      49,059    65,739    81,438    98,118    98,118
  200,000      56,559    75,789    93,888   113,118   113,118
  225,000      64,059    85,839   106,338   128,118   128,118
  250,000      71,559    95,889   118,788   143,118   143,118
  300,000      86,559   115,989   143,688   173,118   173,118
  350,000     101,559   136,089   168,588   203,118   203,118
  400,000     116,559   156,189   193,488   233,118   233,118
  450,000     131,559   176,289   218,388   263,118   263,118
  500,000     146,559   196,389   243,288   293,118   293,118
  750,000     221,559   296,889   367,788   443,118   443,118
1,000,000     296,559   397,389   492,288   593,118   593,118
1,250,000     371,559   497,889   616,788   743,118   743,118
1,500,000     446,559   598,389   741,288   893,118   893,118

*Remuneration: Average of the highest five consecutive years of "Covered Compensation" out of the final ten years of service.

     "Covered Compensation" means "W-2 earnings" or "base earnings", if greater, as defined in the Pension Plan. W-2 earnings for pension purposes consist of salary (including 401(k) and Section 125 Plan contributions but not deferrals under a non-qualified Deferred Compensation Plan), bonus and taxable income attributable to restricted stock awards. Salary and bonus amounts for the named Executive Officers for 1994 are as shown on the Summary Compensation Table. Compensation deferred under the Corporation's non-qualified deferred compensation plan is included in Covered Compensation here because it is covered by the Corporation's unfunded supplemental employees' retirement plan for the participants in that plan.

     Current Compensation covered by the Pension Plan for any named executive whose Covered Compensation differs by more than 10% from the compensation disclosed for that executive in the Summary Compensation Table: Mr. Levenson, $543,618; Mr. Kozlow, $250,185; Mr. Garneau, $230,034; Mr. Renehan, $238,682.

     Federal law imposes certain limitations on annual pension benefits under the Pension Plan. For the named executive officers, the excess will be paid under the Corporation's unfunded supplemental employees' retirement plan.

     The Executive Officers named in Item 11(b) are participants in the plan and as of January 1, 1995, had the number of years of credited service indicated: Mr. Kaman - 49 years; Mr. Levenson - 12 years; Mr. Kozlow - 35 years; Mr. Garneau - 13 years; and Mr. Renehan - 11 years.

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

H) EMPLOYMENT CONTRACTS AND TERMINATION, SEVERANCE AND CHANGE OF CONTROL ARRANGEMENTS. Except as described in connection with the Corporation's Pension Plan and the Corporation's non-qualified Deferred Compensation Plan, the Corporation has no employment contract, plan or arrangement with respect to any named executive which relates to employment termination for any reason, including resignation, retirement or otherwise, or a change in control of the Corporation or a change in any such executive officer's responsibilities following a change of control, which exceeds or could exceed $100,000.

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

- -----------------------------------------------------------------
Class of                           Number of Shares
Common     Name and Address        Owned as of
Percentage
Stock      Beneficial Owner        February 1, 1995     of Class


- -----------------------------------------------------------------
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

(2)      Includes 15,192 shares held by Mr. Moses and
         33,537 shares held by Paulson and Company as follows:
         11,481 shares for the benefit of Mr. Moses, and 22,056 shares held for a partnership controlled by Mr.
         Moses.

                                Page 23

      (b) SECURITY OWNERSHIP OF MANAGEMENT. The following is information concerning beneficial ownership of the Corporation's stock by each Director of the Corporation, each Executive Officer of the Corporation named in the Summary Compensation Table, and all Directors and Executive Officers of the Corporation as a group. Ownership is direct unless otherwise noted.

                    Class of     Number of Shares Owned   Percentage
Name               Common Stock  as of February 1, 1995    of Class
- --------------------------------------------------------------------
Frank C. Carlucci       Class A          3,000(1)          *

John A. DiBiaggio          --             --               --

Edythe J. Gaines        Class A          1,983             *

Robert M. Garneau       Class A         29,608(2)          *
                        Class B          2,160             *

Huntington Hardisty        --             --               --

Charles H. Kaman        Class A        383,040(3)         2.18%
                        Class B        258,375(4)        38.69%

C. William Kaman, II    Class A        105,414(5)          *
                        Class B          7,567(6)         1.13%

Walter R. Kozlow        Class A         51,696(7)          *
                        Class B            296             *

Hartzel Z. Lebed        Class A          7,355(8)          *

Harvey S. Levenson      Class A         76,300(9)          *
                        Class B         19,500(10)         2.92%

Walter H. Monteith, Jr. Class A            200              *

John S. Murtha          Class A         48,618(11)         *
                        Class B            432             *

Robert L. Newell        Class A          2,880             *

Patrick L. Renehan      Class A         33,552(12)         *

Wanda L. Rogers         Class A          1,000             --

All Directors and       Class A        799,337(13)        4.56%
Executive Officers
as a group **           Class B        300,273           44.96%

(1) Held jointly with Mrs. Carlucci.
(2) Includes 11,600 shares subject to exercisable portion of stock options.
(3) Excludes the following:   24,132 shares held by Mrs. Kaman;
    7,796 shares held by Fidelco Guide Dog Foundation, Inc., a charitable foundation of which Mr. Kaman is President and Director, in which shares Mr. Kaman disclaims beneficial ownership; 184,434 shares held by Newgate Associates Limited Partnership, a limited partnership of which Mr. Kaman is the general partner; and 60,000 shares held by the Charles H. Kaman Charitable Foundation, a private charitable foundation. Included are 45,000 shares subject to exercisable portion of stock options.
(4) Excludes the following: 1,471 shares held by Mrs. Kaman and 199,802 shares held by Newgate Associates Limited Partnership, a limited partnership of which Mr. Kaman is the general partner.
(5) Includes 13,000 shares subject to exercisable portion of stock options; and excludes 73,190 shares held by Mr. Kaman as Trustee, in which shares Mr. Kaman disclaims any beneficial ownership.
(6) Excludes 4,800 shares held by Mr. Kaman as Trustee in which shares Mr. Kaman disclaims any beneficial ownership.
(7) Includes 18,400 shares subject to exercisable portion of stock options.
(8) Includes 7,330 shares held jointly with Mrs. Lebed, excludes 480 shares held by Mrs. Lebed.
(9) Includes 2,400 shares subject to exercisable portion of stock options.
(10)Excludes 500 shares held by Mrs. Levenson.
(11)Held by Fleet National Bank pursuant to a revocable trust. Excludes 7,980 shares held by Fleet National Bank pursuant to a revocable trust for the benefit of Mrs. Murtha.
(12)Includes 11,700 shares subject to exercisable portion of stock options; and includes 1,275 shares held jointly with Mrs. Renehan.
(13)Includes 131,300 shares subject to exercisable portion of stock options.

*   Less than one percent.
** Excludes 24,612 Class A shares and 1,971 Class B shares held by spouses of certain Directors and Executive Officers.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    During 1994, the Corporation obtained legal services from the Hartford, Connecticut law firm of Murtha, Cullina, Richter and Pinney of which Mr. Murtha, a Director of the Corporation, is counsel. Also during 1994, the Corporation obtained design and promotional services in the amount of $78,344.50 from Steven W. Kaman and Polykonn Corporation, a corporation controlled by him. Steven W. Kaman is the son of Charles
H. Kaman, Chairman and Chief Executive Officer of the Corporation.

                                  PART IV




ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K


  (a)(1)  FINANCIAL STATEMENTS.
          See Item 8 concerning financial statements appearing as
          Exhibit 13 to this Report and concerning the Financial Data Schedule appearing as Exhibit 27 to this Report.


  (a)(2)  FINANCIAL STATEMENT SCHEDULES.
          An index to the financial statement schedules immediately precedes such schedules.


  (a)(3)  EXHIBITS.
          An index to the exhibits filed or incorporated by reference immediately precedes such exhibits.


  (b)     REPORTS ON FORM 8-K.
          No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1994, which year is covered by this report.

                              SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bloomfield, State of Connecticut, on this 3rd day of March, 1995.

                           KAMAN CORPORATION
                           (Registrant)

                           By Charles H. Kaman, Chairman
                           and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:              Title:                             Date:
- --------------------------------------------------------------------

Charles H. Kaman        Chairman, Chief Executive     March 8, 1995
                        Officer and Director
                        (Chief Executive Officer)

Harvey S. Levenson      President and Director        March 8, 1995
                        (Chief Operating Officer)


Robert M. Garneau       Senior Vice President         March 8, 1995
                        and Chief Financial Officer
                        (Principal Financial and
                        Accounting Officer)

Harvey S. Levenson                                    March 8, 1995

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

Financial Statement Schedules:

    Schedule VIII - Valuation and Qualifying Accounts

    Schedule IX - Short-Term Borrowings

    Schedule X - Supplemental Income Statement Information

REPORT OF INDEPENDENT AUDITORS



KPMG Peat Marwick LLP
Certified Public Accountants
CityPlace II
Hartford, Connecticut 06103

The Board of Directors and Shareholders
Kaman Corporation:

Under date of January 25, 1995, we reported on the consolidated balance sheets of Kaman Corporation and subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 annual report to shareholders. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for 1994. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ KPMG Peat Marwick LLP



Hartford, Connecticut
January 25, 1995

                       KAMAN CORPORATION AND SUBSIDIARIES
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in Thousands)

                          YEAR ENDED DECEMBER 31, 1992
                                   Additions
                                   ---------
                 BALANCE    CHARGED TO                     BALANCE
                 JANUARY 1, COSTS AND                      DECEMBER 31,
DESCRIPTION      1992       EXPENSES   OTHERS   DEDUCTIONS 1992
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
                 ======     ======     ======   ======     ======

                          YEAR ENDED DECEMBER 31, 1994
                                   Additions
                                   ---------
                 BALANCE    CHARGED TO                     BALANCE
                 JANUARY 1, COSTS AND                      DECEMBER 31,
DESCRIPTION      1994       EXPENSES   OTHERS  DEDUCTIONS  1994

Allowance for
doubtful
accounts         $1,576     $1,198     $-----   $1,109(A)  $1,665
                 ======     ======     ======   ======     ======
Accumulated
amortization
of goodwill      $9,998     $1,318     $-----   $7,772(B)  $3,544
                 ======     ======     ======   ======     ======

(A) Write-off of bad debts, net of recoveries
(B) Write-off of accumulated amortization of goodwill related to the write-down of goodwill in Raymond Engineering Inc.

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
                ========  ========  =======     =======       ====


                    YEAR ENDED DECEMBER 31, 1994

                                     Maximum     Average     Weighted
                                     Amount      Amount      Average
Category of               Weighted   Out-        Out-        Interest
Aggregate       Balance   Average    standing    standing    Rate
Short-Term      Dec. 31,  Interest   During the  During the  During
Borrowings      1994      Rate       Year        Year        the Year
- ----------      --------  --------   ----------  ----------  --------

Notes Payable
- -- Bank         $52,659     5.9%     $81,053     $45,546       5.0%
                ========  ========   =======     =======       ====

                       KAMAN CORPORATION AND SUBSIDIARIES
            Schedule X -- Supplemental Income Statement Information
                             (Dollars in Thousands)




                                                   Charged to Costs
ITEM                                               and Expenses
- ----                                               ----------------


                    Year Ended December 31, 1992


Maintenance and repairs                             $ 9,041
                                                    =======



                    Year Ended December 31, 1993


Maintenance and repairs                             $ 8,650
                                                    =======



                    Year Ended December 31, 1994


Maintenance and repairs                             $10,482
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

Exhibit 4b    The Revolving Credit Agreement            by reference
              between the Corporation and The
              Shawmut Bank Connecticut, as
              agent, dated as of July 15, 1994
              was previously filed as an Exhibit
              to the Corporation's Quarterly
              Report on Form 10-Q for the period
              ending June 30, 1994 (Document
              No. 0-1093 filed with the Securities
              and Exchange Commission on August 11,
              1994) and is incorporated in this
              report by reference.

Exhibit 4c    The Revolving Credit Agreement            by reference
              between the Corporation and The
              Bank of Nova Scotia, as agent,
              dated as of July 15, 1994
              has been filed as an Exhibit
              to Form 10-Q filed for
              the quarter ended June 30,
              1994 (Document No. 0-1093 filed
              with the Securities and Exchange
              Commission on August 11, 1994)and
              is incorporated in this report by
              reference.

Exhibit 4d    Deposit Agreement dated as of             by reference
              October 15, 1993 between the
              Corporation and Chemical Bank as
              Depositary and Holder of Depositary
              Shares has been filed as
              Exhibit (c)(1) to Schedule 13E-4
              (Document No. 5-34114 filed with the
              Securities and Exchange Commission
              on September 15, 1993) and is
              incorporated in this report by
              reference.

Exhibit 4e    The Corporation is party to certain       by reference
              long-term debt obligations, such
              as real estate mortgages, copies
              of which it agrees to furnish to
              the Commission upon request.

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

Exhibit 10b   The Kaman Corporation 1993 Stock          by reference
              Incentive Plan has been filed as
              Exhibit 10(b) to the Corporation's
              Annual Report on Form 10-K for 1993
              (Document No. 0-1093 filed with the
              Securities and Exchange Commission on
              March 11, 1994) and is incorporated
              herein by reference.

Exhibit 10c   The Kaman Corporation Employees           by reference
              Stock Purchase Plan as amended has
              been filed as Exhibit 10(c) to the
              Corporation's Annual Report on Form 10-K for 1993 (Document No. 0-1093 filed with the Securities and Exchange Commission on March 11, 1994) and is incorporated herein by reference.

Exhibit 11    Statement regarding computation           Attached
              of per share earnings.

Exhibit 13    Portions of the Corporation's             Attached
              1994 Annual Report to
              Shareholders as required by
              Item 8.

Exhibit 21    Subsidiaries.                             Attached

Exhibit 23    Consent of Independent Auditors.          Attached

Exhibit 24    Power of attorney under which             Attached
              this report has been signed on
              behalf of certain directors.

Exhibit 27    Financial Data Schedule                   Attached