Form 10-Q
period 1995-03-31
KAMAN CORP
filed 1995-05-12
CIK 54381

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
- --- SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1995.
    ------------------
    OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
- --- SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                   TO
    ---------------  --------------.


Commission File No. 0-1093


                         KAMAN CORPORATION
                    (Exact Name of Registrant)

      Connecticut                       06-0613548
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

                           Yes x   No
                              ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 1, 1995:

                         Class A Common     17,628,502
                         Class B Common        667,814







                         Page 1 of 13 Pages
                     KAMAN CORPORATION AND SUBSIDIARIES
                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

             Condensed Consolidated Balance Sheets(In thousands)

                                            March 31,        December 31,
            Assets                            1995               1994
            ------                     -----------------  ------------------
Current assets:
  Cash                                          $  3,968            $  3,711
  Accounts receivable (net of
    allowance for doubtful
    accounts of $1,949 in
    1995, $1,665 in 1994)                        165,791             146,411
  Inventories:
    Raw materials                     $  8,548            $  9,616
    Work-in-process                     50,810              36,408
    Finished goods                      20,782              17,282
    Merchandise for resale              99,730   179,870    96,918   160,224
                                       -------             -------

  Other current assets                            26,624              28,666
                                                 -------             -------
    Total current assets                         376,253             339,012

Property, plant & equip., at cost      182,774             183,403
  Less accumulated depreciation
    and amortization                    98,683              98,782
                                       -------             -------
  Net property, plant & equipment                 84,091              84,621
Other assets                                      19,262              19,316
                                                --------            --------
                                                $479,606            $442,949
                                                ========            ========
            Liabilities and Shareholders' Equity
            ------------------------------------
Current liabilities:
  Notes payable                                 $ 57,109            $ 53,318
  Accounts payable                                58,409              54,561
  Accrued liabilities                             31,304              34,560
  Other current liabilities                       54,406              50,443
                                                 -------             -------
    Total current liabilities                    201,228             192,882

Deferred credits                                   9,123               8,880
Long-term debt, excl. current portion             62,220              37,433

Shareholders' equity:
  Series 2 preferred stock            $ 57,167            $ 57,167
  Other shareholders' equity           149,868   207,035   146,587   203,754
                                      --------  --------  --------  --------
                                                $479,606            $442,949
                                                ========            ========

                                   - 2 -
PAGE

                     KAMAN CORPORATION AND SUBSIDIARIES

Item 1. Financial Statements, Continued:

               Condensed Consolidated Statements of Earnings
                  (In thousands except per share amounts)


                                                   For the Three Months
                                                      Ended March 31,
                                                   --------------------
                                                   1995            1994
                                                   ----            ----
Revenues                                        $ 210,016       $ 197,980

Costs and expenses:
  Cost of sales                                   152,166         145,629
  Selling, general and
    administrative expense                         46,525          44,238
  Interest expense                                  1,834             870
  Other expense                                       285             104
                                                 --------         -------
                                                  200,810         190,841
                                                 --------         -------
Earnings before
  income taxes                                      9,206           7,139

Income taxes                                        3,656           2,899
                                                 --------         -------
Net earnings                                    $   5,550       $   4,240
                                                 ========         =======
Preferred stock dividend
  requirement                                   $    (929)      $    (929)
                                                 ========         =======
Earnings applicable to
  common stock                                  $   4,621       $   3,311
                                                 ========         =======
Net earnings per common share:
  Primary                                       $     .25       $     .18
  Fully diluted                                 $     .24       $     .18
                                                 ========         =======
Dividends declared per share:
  Series 2 preferred stock                      $    3.25       $    3.25
  Common stock                                  $     .11       $     .11
                                                 ========         =======


                         KAMAN CORPORATION AND SUBSIDIARIES

Item 1. Financial Statements, Continued:

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                     For the Three Months
                                                        Ended March 31,
                                                    --------------------
                                                       1995       1994
                                                    ---------   --------
Cash flows from operating activities:

  Net earnings                                       $ 5,550    $ 4,240
  Depreciation and amortization                        2,829      3,138
  Gain on sale of assets                              (1,756)       ---
  Changes in current assets and liabilities          (34,117)     1,122
  Other, net                                             331        240
                                                     --------   --------
    Cash provided by (used in) operating
      activities                                     (27,163)     8,740
                                                     --------   --------
Cash flows from investing activities:

  Proceeds from sale of assets                         3,639        ---
  Expenditures for property, plant & equipment        (2,393)    (2,267)
  Other, net                                             (38)      (746)
                                                     --------   --------
    Cash provided by (used in) investing
      activities                                       1,208     (3,013)
                                                     --------   --------
Cash flows from financing activities:

  Additions(reductions)to notes payable                3,791     (4,507)
  Additions to long-term debt                         25,000       ---
  Dividends paid                                      (2,939)    (2,926)
  Other, net                                             360        724
                                                     --------   --------
    Cash provided by (used in) financing
      activities                                      26,212     (6,709)
                                                     --------   --------

Net increase (decrease) in cash                          257       (982)

Cash at beginning of period                            3,711      3,845
                                                     --------   --------
Cash at end of period                                $ 3,968    $ 2,863
                                                     ========   ========

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued



Item 1.  Financial Statements, Continued:

            Notes to Condensed Consolidated Financial Statements
                               (In Thousands)



Basis of Presentation
- ----------------------

The December 31, 1994 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of Kaman Corporation and subsidiaries.

The balance of the condensed financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented and are of a normal recurring nature unless otherwise disclosed in this report.

The statements should be read in conjunction with the notes to the consolidated financial statements included in Kaman
Corporation's 1994 Annual Report.




Cash Flow Items
- ---------------

Cash payments for interest were $2,201 and $1,424 for the three months ended March 31, 1995 and 1994, respectively. Cash payments for income taxes for the comparable periods were $934 and $1,555, respectively.

                    KAMAN CORPORATION AND SUBSIDIARIES
                PART I - FINANCIAL INFORMATION, Continued



Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Results of Operations
- ---------------------

Consolidated revenues for the three month period ended March 31, 1995 were $210.0 million compared to $198.0 million for the same period of 1994. These results are attributable to increased sales in the Distribution segment.

For the first quarter of 1995, Distribution segment revenues increased by almost 16% compared to the same period of 1994.
These results are largely attributable to the Industrial
Distribution business, which comprises slightly more than 75% of the Distribution segment.

Industrial Distribution sales continue to benefit from growth in the domestic economy, although revenue increases are even stronger than the general rate of growth. Management believes that this increase is due, in part, to initiatives undertaken to address the needs of customers that desire to reduce their vendor base and expand "partnering" relationships with suppliers. Industrial Distribution's efforts include value added services in the advanced technology areas of electrical and electronic systems, materials handling and precision positioning systems. These measures, in combination with enhanced operating efficiencies attained during the past few years, have resulted in increased market share for the Industrial Distribution business.

Music Distribution sales also increased during the first quarter of 1995. These results are attributable to increased domestic sales and continuing development of international markets for the company s products.

Diversified Technologies segment revenues for the first quarter of 1995 were down 11% compared to the first quarter of 1994, reflecting the influence of conditions in defense markets and the commercial aircraft industry.

Management continues to believe that U.S. defense planning and spending priorities are shifting toward more emphasis on advanced technology programs and that considerable pressure exists within the defense market for allocation of the overall defense budget. In light of this, military hardware programs continue to be more vulnerable to risk of program termination, contract cancellation, or lack of funding. The corporation has

                    KAMAN CORPORATION AND SUBSIDIARIES
                PART I - FINANCIAL INFORMATION, Continued



Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (cont.)



felt the effects of this risk, principally with respect to its SH-2 helicopter. Its contract with the U.S. Navy to retrofit SH-2Fs to the SH-2G configuration has been substantially completed and there is no current expectation that the Navy will have further requirements, since fleet size is now being reduced. There are presently two squadrons of SH-2 helicopters (i.e, sixteen helicopters) serving in the Naval reserves with no helicopters in active Naval service. The corporation expects to continue to provide logistics and spare parts support for the SH-2, but at lower levels than in the past.

There is some potential for SH-2 sales to foreign military services and the corporation is actively pursuing those opportunities. During 1994, the Egyptian government signed a letter of agreement with the U.S. Navy for the acquisition of
ten (10) SH-2G helicopters.   The corporation is in the process
of negotiating its contract with the U.S. Navy to perform the retrofit work, which is expected to have a value of about $100 million over a three (3) year period. During the first quarter of 1995, the corporation received a letter contract for $31 million to provide long lead materials and services in support of the sale.

Management believes that it is well positioned to compete in a defense environment that emphasizes advanced technology smart weapons programs. The corporation has significant expertise in this area, having performed a multitude of government contracts for advanced technology programs over the years. These contracts have involved products and systems, as well as advanced technology services such as computer software development, intelligence analysis, and research and development. The corporation continues to be successful in maintaining revenues from this type of business, however, competition for these contracts is increasing.

Additionally, the defense department began last year to clearly signal its intention to pursue procurement of state-of-the-art commercial products and use of performance based standards, wherever possible, rather than traditional military specifications ( mil spec ) standards. This appears to be an element of the government s plan to enhance efficiency in procurement and reduce defense expenditures in the longer term.

                   KAMAN CORPORATION AND SUBSIDIARIES
                PART I - FINANCIAL INFORMATION, Continued



Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (cont.)

The corporation s assessment of its mil spec type product lines, principally at Raymond Engineering, resulted in a decision to downsize that operation to focus on product areas that are expected to be the most successful and merge it into Kaman Aerospace to achieve enhanced operational efficiency. During the first quarter of 1995, the corporation took steps to implement the downsizing and complete the merger of these subsidiaries.

The Diversified Technologies segment continues efforts to further develop commercial markets for its products. For some time now, the corporation has performed subcontract work on several commercial airframe manufacturing programs. This work continues although it has been affected by the slowdown in aircraft production rates in the domestic aircraft industry.

The K-MAX (Registered Trademark) helicopter program is another important commercial initiative for the segment. The K-MAX (Registered Trademark) is a medium to heavy lift 'aerial truck' with operating characteristics that distinguish it from other helicopters for use in logging, fire fighting, reforestation, utility power line work, and other applications. The helicopter received Federal Aviation Administration Type Certification in August, 1994 and type approval by Transport Canada in November, 1994. The first five (5) helicopters were completed and deliveries to initial customers began in September, 1994 under a special lease program which provides the corporation the opportunity to maintain active involvement in the product's introduction to the marketplace. The next production lot will consist of six (6) helicopters, which will be available for sale during 1995 to customers in the United States and abroad. Deliveries to Canada and Switzerland are scheduled for the second quarter of 1995. Management has taken a conservative approach to introducing this new model of helicopter and expects that profitability and higher sales for this program will take some time to achieve. In keeping with this conservative strategy, management currently plans to maintain a production rate of one helicopter every other month throughout this year and into 1996.

Total operating profits for the segments increased almost 30% for the first quarter of 1995 compared to the same period a year ago. Operating profits for the Diversified Technologies segment increased about 40% for the quarter compared to the first quarter of 1994.

                   KAMAN CORPORATION AND SUBSIDIARIES
                PART I - FINANCIAL INFORMATION, Continued

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (cont.)


Approximately 68% (i.e., $1.8 million) of the increase is attributable to the gain on sale of real estate in the segment. The remainder is largely due to completion of the SH-2 retrofit contract with the Navy. Operating profits for the Distribution segment increased 13% for the first quarter of 1995 compared to the same period of 1994, due in large part to a healthy domestic economy and to some degree to the effects of the company s value added systems marketing strategy which has differentiated it from its competitors.

Interest expense for the first quarter of 1995 increased 111% compared to the same period of 1994, due to increases in average borrowings and somewhat higher interest rates.

The consolidated effective income tax rate for the first three months of 1995 was 39.7%. For the same period of 1994, the rate was 40.6%.

Net earnings for the quarter ended March 31, 1995 were $5.6 million, compared to $4.2 million for the same period of 1994. After giving effect to preferred stock dividend requirements, earnings available to common shareholders were $4.6 million for the first quarter of 1995 compared to $3.3 million for the same period of 1994.


Liquidity and Capital Resources
- -------------------------------

The corporation's cash flow from operations has generally been sufficient to finance a significant portion of its working capital and other capital requirements. During the first quarter of 1995, the corporation financed more of its requirements from bank borrowings, compared to the same period of 1994.

For general borrowing purposes, the corporation has maintained revolving credit agreements involving several banks located in the United States, Canada, and Europe, with a maximum unsecured line of credit of $200 million. The agreements each have a term of five years and contain provisions permitting the term to be extended for additional one-year periods upon concurrence of the parties. The agreements also contain various covenants, including debt to capitalization and consolidated net worth requirements. The corporation borrowed $25 million under these agreements in early March, 1995 and there were no borrowings for the first quarter of 1994.

                   KAMAN CORPORATION AND SUBSIDIARIES
                PART I - FINANCIAL INFORMATION, Continued



Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (cont.)


The corporation also maintains other short-term credit arrangements with various banks. As of March 31, 1995, these borrowings were at $56.5 million. For the quarter ended March 31, 1995, average bank borrowings against these short-term arrangements were $69.6 million compared to $31 million a year ago.

The corporation maintains a stock repurchase program, under which it is authorized to repurchase a total of approximately 700,000 Class A shares. As of March 31, 1995, a total of 194 thousand Class A shares had been repurchased pursuant to the program. The primary purpose of the stock repurchase program is to meet the needs of the Employees Stock Purchase Plan and Stock Incentive Plan.

Management believes that the corporation's cash flow from operations and available unused bank lines of credit under its revolving credit agreements will be sufficient to finance its working capital and other capital requirements for the foreseeable future.


























                                - 10 -
PAGE

                 KAMAN CORPORATION AND SUBSIDIARIES

                     PART II - OTHER INFORMATION




Item 4.    Submission of Matters to Vote of Security Holders

     The annual meeting of the shareholders of the corporation was held at the offices of the corporation on April 18, 1995. Following is a brief description of each matter voted upon at the meeting:

     1.    Election of Directors
           ---------------------

     The following thirteen (13) individuals were elected directors of the corporation to serve until the next annual meeting and until their successors have been elected:

     E. Reeves Callaway III             Eileen S. Kraus
     Frank C. Carlucci                  Hartzel Z. Lebed
     John A. DiBiaggio                  Harvey S. Levenson
     Edythe J. Gaines                   Walter H. Monteith, Jr.
     Huntington Hardisty                John S. Murtha
     Charles H. Kaman                   Wanda Lee Rogers
     C. William Kaman II

     For each director, the Class B shareholders voted 632,469 shares in favor; 20 shares against; no abstentions; and no broker non-votes.


     2.    Authorization to Elect One Additional Director
           ----------------------------------------------

     A proposal to authorize the Board of Directors to elect one (1) additional director during the ensuing year was adopted by the Class B shareholders who voted 632,469 shares in favor; 20 against; no abstentions; and no broker non-votes.


     3.    Appointment of KPMG Peat Marwick LLP
           ------------------------------------

     A proposal to appoint KPMG Peat Marwick LLP as auditors for the corporation during the ensuing year was adopted by the Class B shareholders, who voted 632,489 shares in favor; none against; no abstentions; and no broker non-votes.

                      KAMAN CORPORATION AND SUBSIDIARIES

                         PART II - OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits to Form 10-Q:

              (11)  Earnings per common share computation

              (27)  Financial Data Schedule

         (b)  Reports on Form 8-K:

              Form 8-K was filed on January 20, 1995. The filing reported the merger of Raymond Engineering, Inc. with Kaman Aerospace Corporation and the related pre-tax charge of $44 million to write-down the Raymond investment. No financial statements were required to be filed.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KAMAN CORPORATION
                                   Registrant





Date:    May 12, 1995          By
                                   Harvey S. Levenson
                                   President
                                   (Duly Authorized Officer)





Date:    May 12, 1995          By
                                   Robert M. Garneau
                                   Senior Vice President and
                                   Chief Financial Officer



                    KAMAN CORPORATION AND SUBSIDIARIES

                              Index to Exhibits








Exhibit 11    Earnings Per Share Common
              Computation                            Attached



Exhibit 27    Financial Data Schedule                Attached