Form 10-Q
period 1995-06-30
KAMAN CORP
filed 1995-08-14
CIK 54381

                   SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

                               FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

     JUNE 30, 1995.
     --------------

     OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM --- ______________ TO ______________


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

                           Yes  x      No
                               ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1995:

                         Class A Common   17,689,159
                         Class B Common      667,814

                            Page 1 of 11 Pages

                     KAMAN CORPORATION AND SUBSIDIARIES
                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

                     Condensed Consolidated Balance Sheets
                                (In thousands)

                                             June 30,        December 31,
           Assets                              1995              1994
           ------                       ----------------  -----------------
Current assets:
  Cash                                          $  3,104          $  3,711
  Accounts receivable (net of allowance
    for doubtful accounts of $2,136 in
    1995, $1,665 in 1994)                        165,146           146,411
  Inventories:
    Raw materials                         8,087          $  9,616
    Work-in-process                      49,038            36,408
    Finished goods                       20,180            17,282
    Merchandise for resale              105,139  182,444   96,918  160,224
                                       --------          --------
  Other current assets                            27,465            28,666
                                                --------          --------
    Total current assets                         378,159           339,012

Property, plant and equipment, at cost  185,409           183,403
  Less accumulated depreciation and
    amortization                        101,177            98,782
                                       --------          --------
  Net property, plant and equipment               84,232            84,621
Other assets                                      19,277            19,316
                                                --------          --------
                                                $481,668          $442,949
                                                ========          ========
           Liabilities and Shareholders' Equity
           ------------------------------------
Current liabilities:
  Notes payable                                 $ 54,568          $ 53,318
  Accounts payable                                56,036            54,561
  Accrued liabilities                             34,109            34,560
  Other current liabilities                       56,194            50,443
                                                --------          --------
    Total current liabilities                    200,907           192,882

Deferred credits                                   9,498             8,880
Long-term debt, excluding current
  portion                                         61,805            37,433
Shareholders' equity:
  Series 2 preferred stock             $ 57,167          $ 57,167
  Other shareholders' equity            152,291  209,458  146,587  203,754
                                       -------- -------- -------- --------
                                                $481,668          $442,949
                                                ========          ========

                                    - 2 -
PAGE

                KAMAN CORPORATION AND SUBSIDIARIES
                    PART I - FINANCIAL INFORMATION, Continued


Item 1. Financial Statements, Continued:

           Condensed Consolidated Statements of Earnings
              (In thousands except per share amounts)

                               For the Three Months   For the Six Months
                                  Ended June 30,         Ended June 30,
                               --------------------   ------------------
                                  1995      1994         1995      1994
                                  ----      ----         ----      ----
Revenues                        $221,938  $208,957    $431,954  $406,937

Costs and expenses:
    Cost of sales                165,230   155,923     317,396   301,552
    Selling, general and
        administrative expense    46,696    44,167      93,221    88,405
    Interest expense               2,250     1,052       4,084     1,922
    Other expense                    (45)      401         240       505
                                --------  --------    --------  --------
                                 214,131   201,543     414,941   392,384
                                --------  --------    --------  --------

Earnings before income taxes       7,807     7,414      17,013    14,553

Income taxes                       3,144     2,818       6,800     5,717
                                --------  --------    --------  --------
Net earnings                    $  4,663  $  4,596    $ 10,213  $  8,836
                                ========  ========    ========  ========
Preferred stock dividend
    requirement                 $   (929) $   (929)   $ (1,858) $ (1,858)
                                ========  ========    ========  ========
Earnings applicable to
    common stock                $  3,734  $  3,667    $  8,355  $  6,978
                                ========  ========    ========  ========
Net earnings per common share:
    Primary                     $    .20  $    .20    $    .45  $    .38
    Fully diluted               $    .20  $    .20    $    .44  $    .38
                                ========  ========    ========  ========
Dividends declared per share:
    Series 2 preferred stock    $   3.25  $   3.25    $   6.50  $   6.50
    Common stock                $    .11  $    .11    $    .22  $    .22
                                ========  ========    ========  ========


                                    - 3 -
PAGE

              KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued


Item 1. Financial Statements, Continued:

             Condensed Consolidated Statements of Cash Flows
                             (In thousands)

                                                 For the Six Months
                                                    Ended June 30,
                                                 -------------------
                                                  1995         1994
                                                 ------       ------
Cash flows from operating activities:

    Net earnings                                $10,213      $ 8,836
    Depreciation and amortization                 5,627        6,122
    Gain on sale of assets                       (1,773)           -
    Changes in current assets and liabilities   (34,667)      (7,412)
    Other, net                                      789          584
                                                --------     --------
        Cash provided by (used in) operating
          activities                            (19,811)       8,130
                                                --------     --------
Cash flows from investing activities:

    Proceeds from sale of assets                  3,810            -
    Expenditures for property, plant &
      equipment                                  (5,367)      (5,119)
    Other, net                                     (122)      (1,110)
                                                --------     --------
        Cash provided by (used in) investing
          activities                             (1,679)      (6,229)
                                                --------     --------
Cash flows from financing activities:

    Additions to notes payable                    1,250        2,400
    Additions to long-term debt                  25,000            -
    Dividends paid                               (5,885)      (5,858)
    Other, net                                      518        1,145
                                                --------     --------
        Cash provided by (used in) financing
          activities                             20,883       (2,313)
                                                --------     --------
Net increase (decrease) in cash                    (607)        (412)

Cash at beginning of period                       3,711        3,845
                                                --------     --------
Cash at end of period                           $ 3,104      $ 3,433
                                                ========     ========

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued


Item 1.  Financial Statements, Continued:

            Notes to Condensed Consolidated Financial Statements
                               (In Thousands)

Basis of Presentation
----------------------
The December 31, 1994 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of Kaman Corporation and subsidiaries.

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



Cash Flow Items
---------------
Cash payments for interest were $3,866 and $1,876 for the six months ended June 30, 1995 and 1994, respectively. Cash payments for income taxes for the six months ended June 30, 1995 and 1994 were $1,743 and $6,270, respectively.

                   KAMAN CORPORATION AND SUBSIDIARIES
                PART I - FINANCIAL INFORMATION, Continued

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Results of Operations
---------------------
Consolidated revenues increased approximately 6% for both the three month and six month periods ended June 30, 1995 compared with the same periods of 1994. These results are attributable to increased sales in the Distribution segment.

Distribution segment revenues were up about 12% and 14% for the quarter and six months ended June 30, 1995, respectively, compared
with the same periods of 1994.   These increases are primarily due
to the industrial distribution business, which comprises slightly more than 75% of the Distribution segment.

Industrial Distribution sales have continued to benefit from the relatively healthy domestic economy, although economic growth slowed somewhat during the second quarter. Revenue increases have been stronger than the general rate of growth, however, due in part to initiatives undertaken to address the needs of customers that desire to reduce their vendor base and expand "partnering" relationships with suppliers. Industrial Distribution's efforts include value added services in the advanced technology areas of electrical and electronic systems, materials handling and precision positioning systems. These measures, in combination with enhanced operating efficiencies attained during the past few years, have resulted in increased market share for the industrial distribution business.

Music Distribution sales also increased during the three month and six month periods of 1995, primarily due to increased domestic sales. Music experienced some softening in European and Asian markets during the second quarter.

Diversified Technologies segment revenues were down about 2% for the three month period and down 6% for the six month period ended June 30, 1995, compared with the same periods of 1994. These results reflect the ongoing influence of conditions in defense markets and the commercial aircraft industry.

The Diversified Technologies segment continues to adapt to the evolving U.S. defense market. The federal government's planning and spending priorities are shifting toward more emphasis on advanced technology programs. Management believes that it is well positioned to compete in this environment because it has significant expertise in the field of advanced technology programs, having performed a multitude of government contracts over the years. These contracts have involved products and systems, as well as advanced technology services such as computer software development, intelligence analysis, and research and development. The corporation continues to be successful in maintaining revenues from this type of business, however, competition for these contracts is increasing.

                                    - 6 -
PAGE

              KAMAN CORPORATION AND SUBSIDIARIES
                 PART I - FINANCIAL INFORMATION, Continued

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)

There is also considerable pressure within the defense market for allocation of the overall defense budget. In this environment, military hardware programs have been more vulnerable to the risk of program termination. The corporation's program to retrofit its SH-2F helicopter to the SH-2G configuration illustrates this. Its contract with the U.S. Navy for retrofit work has now been completed and management has no current expectation that the Navy will have further requirements for the SH-2, as fleet size is now being reduced. The naval reserves continue to maintain two squadrons of this helicopter, however, there are no SH-2s in active service at this time. The corporation expects to continue to provide logistics and spare parts support, but at lower levels than in the past.

There is some potential for SH-2 sales to foreign military services and the corporation is actively pursuing those opportunities. For example, in late 1994, the Egyptian government signed a letter of agreement with the U.S. Navy for the acquisition of ten (10) SH-2G helicopters. The Corporation is in the process of negotiating a contract with the U.S. Navy to perform this retrofit work, which could have a value of up to $140 million over a three (3) year period. During the first quarter of 1995, the corporation received a letter contract valued at about $30 million to provide long lead materials and services in support of the sale.

The Diversified Technologies segment continues efforts to further develop commercial markets for its products. For some time now, the corporation has performed subcontract work on several commercial airframe manufacturing programs. This work continues although it has been affected by the slowdown in aircraft production rates in the domestic aircraft industry.

The K-MAX (registered trademark) helicopter program is another important commercial initiative for the segment. The K-MAX (registered trademark)is a medium to heavy lift 'aerial truck' with operating characteristics that distinguish it from other helicopters for use in logging, fire fighting, reforestation, utility power line work, and other applications. The helicopter received Federal Aviation Administration Type Certification in August, 1994 and has since received type approval in Canada and Switzerland. The first five (5) helicopters were completed and deliveries to initial customers began in September, 1994 under a special lease program which provides the corporation the opportunity to maintain active involvement in the product's introduction to the marketplace. The next production lot will consist of six (6) helicopters, which will be available for sale during 1995 to customers in the United States and abroad. Deliveries to Canada and Switzerland were made during the second quarter of 1995. Management expects that the third production lot will also consist of six (6) helicopters, which will be available for sale in 1996. Management has deliberately taken a conservative approach to introducing this new model of helicopter and expects that sales and profitability will take some time to achieve.
                                    - 7 -
PAGE

            KAMAN CORPORATION AND SUBSIDIARIES
                PART I - FINANCIAL INFORMATION, Continued

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)

Total operating profits for the segments increased 11% and 20% for the three months and six months of 1995 compared to the same periods a year ago. Operating profits for the Diversified Technologies segment were up 17% and 28% for the quarter and six months, respectively, from the same periods of 1994. Almost fifty percent of the Diversified Technologies segment increase is attributable to the gain on sale of real estate in the segment during the first quarter. Operating profits for the Distribution segment increased 3% and 7% for the quarter and six months ended June 30, 1995, compared with the same periods of 1994. These results are attributable to a healthy domestic economy and to some degree to the effects of the industrial distribution business' value added systems marketing strategy which has differentiated it from its competitors. Music distribution results were adversely affected by some softening in European and Asian markets during the second quarter and this impacted overall results for the segment.

Interest expense for the first six months of 1995 increased 112% compared to the same period of 1994, due to increases in average borrowings and somewhat higher interest rates.

The consolidated effective income tax rate for the first six months of 1995 was 40.0%. For the same period of 1994, the rate was 39.3%.

Net earnings were $4.7 million for the quarter ended June 30, 1995, compared to $4.6 million for the same period of 1994. After giving effect to preferred stock dividend requirements, earnings available to common shareholders were $3.7 million for the second quarter of 1995, level with the same period of 1994.

Net earnings were $10.2 million for the first six months of 1995, compared to $8.8 million for the same period of 1994. After giving effect to preferred stock dividend requirements, earnings available to common shareholders were $8.4 million for the six month period of 1995, compared to $7.0 million for the same period of 1994.

Liquidity and Capital Resources
-------------------------------
The corporation's cash flow from operations has generally been sufficient to finance a significant portion of its working capital and other capital requirements. During the first six months of 1995, the corporation financed somewhat more of its requirements from bank borrowings, compared to the same period of 1994.

For general borrowing purposes, the corporation has maintained revolving credit agreements involving several banks located in the United States, Canada, and Europe, with a maximum unsecured line of credit of $200 million. The agreements each have a term of five years and contain provisions permitting the term to be extended for additional one-year periods upon concurrence of the parties. During the second quarter of 1995, the agreements were extended for a period of one additional year to July, 2000.
                                    - 8 -
PAGE

             KAMAN CORPORATION AND SUBSIDIARIES
                PART I - FINANCIAL INFORMATION, Continued

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)

The agreements also contain various covenants, including debt to capitalization and consolidated net worth requirements; these covenants could serve to limit total available borrowings. The corporation borrowed $25 million under these agreements in March, 1995, which borrowing was still outstanding at June 30, 1995. There were no borrowings for the first six months of 1994.

The corporation also maintains other short-term credit arrangements with various banks. As of June 30, 1995, these borrowings were at $53.9 million. For the quarter ended June 30, 1995, average bank borrowings against these short-term arrangements were $69.8 million compared to $34.4 million a year ago.

The corporation maintains a stock repurchase program, under which it is authorized to repurchase a total of approximately 700,000 Class A shares. As of June 30, 1995, a total of 188 thousand Class A shares had been repurchased pursuant to the program. The primary purpose of the stock repurchase program is to meet the needs of the Employees Stock Purchase Plan and Stock Incentive Plan.

Management believes that the corporation's cash flow from operations and available unused bank lines of credit under its revolving credit agreements are currently sufficient to finance its working capital and other capital requirements for the foreseeable future.

                      KAMAN CORPORATION AND SUBSIDIARIES

                         PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.


     (a) Exhibits to Form 10-Q:

         (4a) Amendment to the Second Amended and Restated Revolving Credit Agreement between the Corporation and The Shawmut Bank Connecticut, as agent, dated as of July 15, 1994.

         (4b) Amendment to the Second Amended and Restated Revolving Credit Agreement between the Corporation and The Bank of Nova Scotia, as agent, dated as of July 15, 1994.

         (11) Earnings per common share computation.

         (27) Financial Data Schedule.


     (b) Reports on Form 8-K:

         There have been no reports on Form 8-K filed during the quarter ended June 30, 1995.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           KAMAN CORPORATION
                                           Registrant






Date:    August 11, 1995               By  Harvey S. Levenson
                                           President
                                           (Duly Authorized Officer)




Date:    August 11, 1995               By  Robert M. Garneau
                                           Senior Vice President and
                                           Chief Financial Officer