Form 10-Q/A
period 1995-06-30
KAMAN CORP
filed 1995-08-14
CIK 54381

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



                                           KAMAN CORPORATION
                                           Registrant




Date:    August 11, 1995               By  Harvey S. Levenson
                                           President
                                           (Duly Authorized Officer)


Date:    August 11, 1995               By  Robert M. Garneau
                                           Senior Vice President and
                                           Chief Financial Officer

                      KAMAN CORPORATION AND SUBSIDIARIES

                              Index to Exhibits





Exhibit 4a    Amendment to the Second Amended and
              Restated Revolving Credit Agreement
              between the Corporation and The Shawmut
              Bank Connecticut, as agent, dated as of
              July 15, 1994.                                  Attached


Exhibit 4b    Amendment to the Second Amended and
              Restated Revolving Credit Agreement
              between the Corporation and The Bank
              of Nova Scotia, as agent, dated as of
              July 15, 1994.                                  Attached


Exhibit 11    Earnings Per Common Share Computation           Attached


Exhibit 27    Financial Data Schedule                         Attached