Form 10-Q
period 1995-09-30
KAMAN CORP
filed 1995-11-13
CIK 54381

              SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q



 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
--- SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
    ENDED SEPTEMBER 30, 1995.
          ------------------
     OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
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

                           Yes  x   No
                               ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1995:

                         Class A Common    17,750,825
                         Class B Common       667,814


                         Page 1 of 12 Pages
PAGE

                     KAMAN CORPORATION AND SUBSIDIARIES
                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

               Condensed Consolidated Balance Sheets(In thousands)

                                         September 30,        December 31,
            Assets                            1995                1994
            ------                     -----------------   -----------------
Current assets:
  Cash                                          $  3,169            $  3,711
  Accounts receivable (net of allowance
    for doubtful accounts of $2,258
    in 1995, $1,665 in 1994)                     185,254             146,411
  Inventories:
    Raw materials                      $  8,020            $  9,616
    Work-in-process                      49,941              36,408
    Finished goods                       26,602              17,282
    Merchandise for resale              117,243  201,806     96,918  160,224
                                        -------              ------
  Other current assets                            27,823              28,666
                                                 -------             -------
    Total current assets                         418,052             339,012

Property, plant & equip., at cost       187,035             183,403
  Less accumulated depreciation
    and amortization                    103,904              98,782
                                        -------             -------
  Net property, plant & equipment                 83,131              84,621
Other assets                                      19,196              19,316
                                                --------            --------
                                                $520,379            $442,949
                                                ========            ========
            Liabilities and Shareholders' Equity
            ------------------------------------
Current liabilities:
  Notes payable                                 $ 65,273            $ 53,318
  Accounts payable                                64,083              54,561
  Accrued liabilities                             36,429              34,560
  Other current liabilities                       56,612              50,443
                                                --------             -------
    Total current liabilities                    222,397             192,882

Deferred credits                                   9,764               8,880
Long-term debt, excl. current portion             76,475              37,433

Shareholders' equity:
  Series 2 preferred stock             $ 57,167            $ 57,167
  Other shareholders' equity            154,576  211,743    146,587  203,754
                                       --------  -------   --------  -------
                                                $520,379            $442,949
                                                ========            ========

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 1. Financial Statements, continued:

           Condensed Consolidated Statements of Earnings
              (In thousands except per share amounts)

                                  For the Three Months   For the Nine Months
                                  Ended September 30,    Ended September 30,
                                  --------------------   -------------------
                                      1995       1994       1995      1994
                                      ----       ----       ----      ----

Revenues                           $225,981    $199,249   $657,935  $606,186

Costs and expenses:
  Cost of sales                     169,196     147,066    486,592   448,618
  Selling, general and
    administrative expense           46,768      43,529    139,989   131,934
  Interest expense                    2,308       1,178      6,392     3,100
  Other expense                         114          41        354       546
                                   --------    --------    -------   -------
                                    218,386     191,814    633,327   584,198
                                   --------    --------    -------   -------

Earnings before income taxes          7,595       7,435     24,608    21,988

Income taxes                          3,024       2,534      9,824     8,251
                                   --------     -------    -------   -------
Net earnings                      $   4,571       4,901   $ 14,784  $ 13,737
                                   ========     =======    =======   =======
Preferred stock dividend
  requirement                     $    (929)   $   (929)  $ (2,787) $ (2,787)
                                   ========     =======    =======   =======
Earnings applicable to
   common stock                   $   3,642    $  3,972   $ 11,997  $ 10,950
                                   ========     =======    =======   =======
Net earnings per common share
     - Primary                    $     .20    $    .22   $    .65  $    .60
     - Fully diluted              $     .20    $    .22   $    .64  $    .60
                                   ========     =======    =======   =======
Dividends declared per share:
     - Series 2 preferred stock   $    3.25    $   3.25   $   9.75  $   9.75
     - Common stock               $     .11    $    .11   $    .33  $    .33
                                   ========     =======    =======   =======


                     KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 1. Financial Statements, continued:

             Condensed Consolidated Statements of Cash Flows
                             (In thousands)

                                                    For the Nine Months
                                                     Ended September 30,
                                                     -------------------
                                                        1995      1994
                                                     ---------  --------

Cash flows from operating activities:

  Net earnings                                      $ 14,784    $ 13,737
  Depreciation and amortization                        9,204       9,378
  Gain on sale of assets                              (1,779)         -
  Changes in current assets and liabilities          (63,710)    (25,169)
  Other, net                                           1,131       2,096
                                                    ---------    --------
    Cash provided by (used in) operating
      activities                                     (40,370)         42
                                                    ---------    --------
Cash flows from investing activities:

  Proceeds from sale of assets                         3,975         495
  Expenditures for property, plant & equipment        (7,897)     (7,683)
  Other, net                                            (101)     (1,281)
                                                    ---------    --------
    Cash provided by (used in) investing
      activities                                      (4,023)     (8,469)
                                                    ---------    --------
Cash flows from financing activities:

  Additions to notes payable                          11,955      14,430
  Additions (reductions) to long-term debt            40,000        (286)
  Dividends paid                                      (8,837)     (8,789)
  Other, net                                             733         763
                                                    ---------   ---------
    Cash provided by (used in) financing
      activities                                      43,851       6,118
                                                    ---------   ---------

Net increase (decrease) in cash                         (542)     (2,309)

Cash at beginning of period                            3,711       3,845
                                                    ---------   ---------
Cash at end of period                               $  3,169    $  1,536
                                                    =========   =========

                     KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, continued:

            Notes to Condensed Consolidated Financial Statements
                               (In Thousands)


Basis of Presentation
---------------------
The December 31, 1994 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of Kaman Corporation and subsidiaries.

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



Cash Flow Items
---------------
Cash payments for interest were $6,167 and $3,606 for the nine months ended September 30, 1995 and 1994, respectively. Cash payments for income taxes for the comparable periods were $2,536 and $7,745, respectively.

                      KAMAN CORPORATION AND SUBSIDIARIES
                   PART I - FINANCIAL INFORMATION, Continued


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Results of Operations
---------------------

Consolidated revenues increased approximately 13% and 9% for the three month and nine month periods ended September 30, 1995, respectively, compared with the same periods of 1994. These results are largely attributable to increased sales in the Distribution segment.

Distribution segment revenues were up about 14% for both the quarter and nine months ended September 30, 1995, compared with the same
periods of 1994.   These results reflect commensurate increases in
industrial distribution and music distribution sales. The industrial distribution business comprises slightly more than 75% of the Distribution segment.

Industrial Distribution sales continue to benefit from a relatively healthy domestic economy. Revenue increases have been stronger than the general rate of growth, however, due in part to the company's efforts to expand partnering relationships with suppliers, address the needs of customers who want to consolidate their vendor base, and provide value added services in areas such as electrical and electronic systems, materials handling, and precision positioning systems. These measures, in combination with enhanced operating efficiencies attained during the past few years, have resulted in increased market share for the industrial distribution business.

Increases in Music Distribution sales were derived largely from domestic, rather than foreign, markets. Music has experienced some softening in European and Asian markets during the relevant periods.

Diversified Technologies segment revenues were up about 12% for the three month period and flat for the nine month period ended September 30, 1995, compared with the same periods of 1994. Although revenues increased in the third quarter, in general, results continue to reflect changing conditions in defense markets and the commercial aircraft industry.

The Diversified Technologies segment is adapting to the evolving U.S. defense market. The federal government's planning and spending priorities are shifting toward more emphasis on high-technology programs. Management believes that it is well positioned to compete in this environment because it has significant expertise in the field of high-technology programs, having performed a multitude of government contracts over the years. These contracts have involved products and systems, as well as services such as computer software development, intelligence analysis, and research and development. The corporation continues to be successful in maintaining revenues from this type of business, however, competition for these contracts is increasing.

                                    -6-
PAGE

                     KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations (Continued)


There is also considerable pressure within the defense market for allocation of the overall defense budget. In this environment, military hardware programs have been more vulnerable to the risk of program termination. The corporation's program to retrofit its SH-2F helicopter to the SH-2G configuration illustrates this. Its contract with the U.S. Navy for retrofit work has now been completed. The naval reserves currently maintain two squadrons of this helicopter and the remainder are in military storage. The corporation expects to continue to provide logistics and spare parts support, but at lower levels than in the past.

There is some potential for use of these stored aircraft through sales to foreign military services and the corporation is actively pursuing those opportunities. For example, in late 1994, the Egyptian government signed a letter of agreement with the U.S. Navy for the acquisition of ten (10) SH-2G helicopters. The corporation is in the process of negotiating a contract with the U.S. Navy to perform this retrofit work, which could have a value of up to $140 million over a three (3) year period. During the third quarter of 1995, the letter contract awarded to the corporation to provide long lead materials and services in support of the sale, increased from $30 million to $40 million.

The Diversified Technologies segment continues efforts to further develop commercial markets for its products. For some time now, the corporation has performed subcontract work on several commercial airframe manufacturing programs. This work continues although it has been affected by the slowdown in aircraft production rates in the domestic aircraft industry.

The K-MAX (registered trademark) helicopter program is another important commercial initiative for the segment. The K-MAX is a medium to heavy lift 'aerial truck' with operating characteristics that distinguish it from other helicopters for use in logging, fire fighting, reforestation, utility power line work, and other applications. In addition to the United States, the helicopter is now certified in Canada and Switzerland. The first five (5) helicopters were completed and deliveries to initial customers began in September, 1994 under a special lease program which has provided the corporation an opportunity to maintain active involvement in the product's introduction to the marketplace. The 1995 production lot consists of six (6) aircraft and management expects that the 1996 lot will consist of six (6) aircraft also. Management has deliberately taken a conservative approach to introducing this new model of helicopter and expects that sales and profitability will take some time to achieve. Management also believes that a conservative approach is prudent since the market could be affected by the number of military surplus aircraft released to the public.

                                    -7-
PAGE

                   KAMAN CORPORATION AND SUBSIDIARIES
                PART I - FINANCIAL INFORMATION, Continued


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations (Continued)


During the third quarter of 1995, the K-MAX was chosen as the winner of the U.S. Navy vertical replenishment (VERTREP) demonstration competition. Two aircraft were used in the demonstration, which was conducted for a period of two months, ending in late October. Management believes that this may be another step taken by the federal government toward acquisition reform by evaluating the concept of charter/lease for this aircraft in a non-combat role.

Total operating profits for the segments increased 7% and almost 16% for the three months and nine months of 1995 compared to the same periods a year ago. Operating profits for the Diversified Technologies segment were up 17% and 25% for the quarter and nine months, respectively, from the same periods of 1994. Almost fifty percent of the Diversified Technologies segment increase is attributable to the gain on sale of real estate in the segment during the first quarter. Operating profits for the Distribution segment decreased by 6% for the quarter and increased by 3% for the nine months ended September 30, 1995, compared with the same periods of 1994. Overall results for the segment were significantly affected by softening in Music Distribution's markets in Asia and Europe, higher than expected costs associated with the expansion of its amplifier manufacturing facility in the United Kingdom, and reconfiguration of certain distribution facilities in Europe. The Industrial Distribution business continues to benefit from a healthy domestic economy and to some degree to the effects of the industrial distribution business' value added systems marketing strategy which has differentiated it from its competitors.

Interest expense for the first nine months of 1995 increased 106% compared to the same period of 1994, due in significant part to increases in average borrowings and to some degree, higher interest rates.

The consolidated effective income tax rate for the first nine months of 1995 was 39.9%. For the same period of 1994, the rate was 37.5%.

Net earnings were $4.6 million for the quarter ended September 30, 1995, compared to $4.9 million for the same period of 1994. After giving effect to preferred stock dividend requirements, earnings available to common shareholders were $3.6 million for the third quarter of 1995, compared to $4.0 million for the same period of 1994.

Net earnings were $14.8 million for the first nine months of 1995, compared to $13.7 million for the same period of 1994. After giving effect to preferred stock dividend requirements, earnings available to common shareholders were $12.0 million for the nine month period of 1995, compared to $11.0 million for the same period of 1994.

                                    -8-
PAGE

                    KAMAN CORPORATION AND SUBSIDIARIES
                PART I - FINANCIAL INFORMATION, Continued


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations (Continued)


Liquidity and Capital Resources
-------------------------------

The corporation's cash flow from operations has generally been sufficient to finance a significant portion of its working capital and other capital requirements. During the first nine months of 1995, the corporation's capital requirements have increased compared to last year and this has resulted in financing more of its requirements from bank borrowings compared to the same period of 1994. These capital requirements include costs associated with the new K-MAX helicopter program, financing of receivables due mostly to increased business, and inventory purchases by the Distribution segment to take advantage of special pricing opportunities or in connection with implementation of marketing initiatives.

For general borrowing purposes, the corporation has maintained revolving credit agreements involving several banks located in the United States, Canada, and Europe, with a maximum unsecured line of credit of $200 million. The agreements each have a term of five years and contain provisions permitting the term to be extended for additional one-year periods upon concurrence of the parties. During the second quarter of 1995, the agreements were extended for a period of one additional year.

The agreements contain various covenants which could serve to limit total available borrowings at a given time. These covenants include debt to capitalization and consolidated net worth requirements.

As of September 30, 1995, the corporation had borrowed $40 million under these agreements. For the nine months ended September 30, 1995, average borrowings under the agreements were $19.9 million.
There were no borrowings for the first nine months of 1994.

The corporation also maintains other short-term credit arrangements with various banks. As of September 30, 1995, these borrowings were at $64.6 million. For the nine months ended September 30, 1995, average bank borrowings against these short-term arrangements were $70.8 million compared to $37.9 million a year ago.

The corporation maintains a stock repurchase program, under which it is authorized to repurchase a total of approximately 700,000 Class A shares. As of September 30, 1995, a total of 188 thousand Class A
shares had been repurchased pursuant to the program.   The primary
purpose of the stock repurchase program is to meet the needs of the Employees Stock Purchase Plan and Stock Incentive Plan.

                                   -9-
PAGE

                   KAMAN CORPORATION AND SUBSIDIARIES
                PART I - FINANCIAL INFORMATION, Continued

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations (Continued)


Management believes that the corporation's cash flow from operations and available unused bank lines of credit are currently sufficient to finance its working capital and other capital requirements. As the corporation's business grows, with attendant capital requirements, management anticipates exploration of alternative debt and/or equity financing vehicles in order to assure that its future business requirements are met.






































                                     -10-
PAGE

                     KAMAN CORPORATION AND SUBSIDIARIES
                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

        (a)  Exhibits to Form 10-Q:


            (11) Earnings per common share computation

            (27) Financial Data Schedule


        (b)  Reports on Form 8-K:

             There have been no reports on Form 8-K filed during the quarter ended September 30, 1995.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KAMAN CORPORATION
                                   Registrant






Date:    November 10, 1995         By  Charles H. Kaman
                                       Chairman and Chief Executive
                                       Officer
                                       (Duly Authorized Officer)





Date:    November 10, 1995         By  Robert M. Garneau
                                       Senior Vice President and
                                       Chief Financial Officer





                                  - 11 -
PAGE

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