Form 10-K
period 1995-12-31
KAMAN CORP
filed 1996-03-22
CIK 54381

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-K
(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1995
                            OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from          to

                     Commission File No. 0-1093
                           KAMAN CORPORATION
                      (Exact Name of Registrant)
      Connecticut                             06-0613548
(State of Incorporation)     (I.R.S. Employer Identification No.)

           Blue Hills Avenue, Bloomfield, Connecticut 06002
               (Address of principal executive offices)

Registrant's telephone number, including area code-(860) 243-7100 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
       -Class A Common Stock, Par Value $1.00
       -6% Convertible Subordinated Debentures Due 2012
       -Series 2 Preferred Stock, Par Value $1.00
       -Depositary Shares, each representing one quarter of a share of Series 2 Preferred Stock

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].
     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $1,267,088 as of February 1, 1996.
     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.
                Class A Common       17,796,902 shares
                Class B Common          667,814 shares

                 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Corporation's 1995 Annual Report to Shareholders are incorporated by reference and filed as Exhibit 13 to this Report. No other documents except those previously filed with the Commission are incorporated herein by reference.

                                  PART I

ITEM 1.  BUSINESS

     Kaman Corporation, incorporated in 1945, and its subsidiaries (collectively, the "Corporation") serve government, industrial and commercial markets through two industry segments:
Diversified Technologies and Distribution. The Diversified Technologies group provides design and manufacture of advanced technology products and systems, advanced technology services and aircraft manufacturing. The Distribution segment distributes industrial products, distributes and manufactures music products and provides various services to its customers.

DIVERSIFIED TECHNOLOGIES

     The Diversified Technologies segment consists of several wholly-owned subsidiaries, including Kaman Diversified Technologies Corporation, Kaman Aerospace Corporation, Kaman Aerospace International Corporation, Kaman Sciences Corporation, Kamatics Corporation, Kaman Electromagnetics Corporation, and Kaman Instrumentation Corporation.

     An important element of the Diversified Technologies segment's business is aircraft manufacturing, including the development and manufacture of helicopters and the integration of systems related to helicopters. The Corporation has been the prime contractor for the U.S. Navy for the SH-2 series helicopter, a multi-mission aircraft. As a result of reductions in the size of the U.S. Navy's fleet, the Corporation is not presently manufacturing further aircraft for the U.S. Navy. However, there are presently sixteen (16) such aircraft of the SH-2G configuration in the U.S. Navy's Reserve fleet and the Corporation expects to continue to provide logistics and spare parts support for such SH-2G helicopters. The Corporation is exploring the potential for use of SH-2G helicopters by foreign military services as maritime helicopters operating off of FF 1052 class frigates provided by the U.S. government or smaller ships built by such foreign governments. In 1995, the Corporation began work pursuant to a letter agreement between the Republic of Egypt and the U.S. Navy for the acquisition of ten (10) SH-2G helicopters. Such work involves the retrofit of SH-2F helicopters already manufactured for the U.S. Navy into the SH-2G configuration. The contract between the Corporation and the U.S. Navy for this work is in the process of being finalized and is expected to have a value of approximately $135 million over approximately a three year period. Incremental funding under such agreement began in 1995. In addition, the corporation is exploring the possibility of other sales to a number of foreign government customers. The Corporation has made proposals to the Royal Australian Navy and the Royal New Zealand Navy. In December, 1995, the government of New Zealand notified the Corporation that the Corporation was one of two competitors (and the only U.S. company) that would enter the Best and Final Offer process for the procurement of four (4) to six (6) retrofitted aircraft.

The Corporation also produces a commercial helicopter, known as the K-MAX (Registered Trademark) "aerial truck" incorporating intermeshing rotor technology developed by the Corporation. The K-MAX is an FAA type certificated medium-to-heavy lift helicopter which is designed to provide superior operational capabilities, and which experienced its first full year of commercial operation in 1995. While a substantial portion of the Corporation's research and development activities were devoted to this product over the past several years, research and development activities were reduced in 1995 due to the development of the product being essentially complete. In 1995 the K-MAX was certificated in Switzerland and Canada and approval process was initiated in Japan. The production lot of K-MAX helicopters for 1995 consisted of six (6) aircraft and a similar number are scheduled for production in 1996. During the third quarter of 1995 the K-MAX was chosen as the winner of the U.S. Navy vertical replenishment (VERTREP) demonstration competition involving two aircraft. The demonstration was conducted for a period of two months and the Corporation is presently in the process of competing for a six month VERTREP project which would involve deployment of two aircraft under a charter/lease arrangement with the U.S. Navy.

     Kaman manufactures subcontract aircraft products for government and commercial customers on programs such as the McDonnell Douglas C-17 and the Boeing 767 and 777, and is involved in various programs requiring development of new technologies such as composite structural components for the F-22 aircraft. It also manufactures ruggedized tape and disk memory systems used primarily in aircraft, and airborne laser-based electro-optical imaging and detection systems for military and commercial operations. Such electro-optical systems include imaging LIDAR systems and the Corporation's proprietary Magic Lantern (Registered Trademark) system which allows underwater objects to be detected from an airborne platform.

     As a second category of its business, the Diversified Technologies segment also provides advanced technology services to a number of customers, including all branches of the armed forces, various Government agencies, the Department of Energy, Department of Transportation, various defense contractors, utilities and industrial organizations. The services offered include software engineering and maintenance, operation of Government information analysis centers, field and laboratory testing services, communication system design and analysis, specialized sensor design, electromagnetic interference and compatibility evaluations, analysis and simulation of electronic signals, various types of artificial intelligence systems, intrusion detection systems, and weapon systems evaluation.

     A third category of this segment's business is developing and manufacturing various advanced technology products and systems which are used in markets that the Corporation serves. Among the products manufactured are self lubricating bearings for use on aircraft, marine vessels and hydropower plants; flexible couplings for helicopters; precision measuring instruments used in a variety of industries; composite flyer bows used in wire making machinery; RF transmission and delay lines; telecommunication products; photonic and optical systems; and safing and fuzing systems for use in missiles. The Corporation also develops and produces various motors, generators, alternators, launchers and electric drive systems using electromagnetic technology. In addition, the Corporation has contracts with the U.S. government for a number of advanced technology programs relating to some of the systems described above and to other proprietary systems developed by the Corporation.

DISTRIBUTION

     The Distribution segment consists of several wholly-owned subsidiaries including the following: Kaman Industrial
Technologies Corporation, Kaman Music Corporation, and AirKaman of Jacksonville, Inc. This segment distributes industrial products and services, manufactures and distributes music products, and provides aviation services.

     Kaman Industrial Technologies Corporation is a national distributor of industrial products operating through more than 150 service centers located in 29 states and British Columbia, Canada. The Corporation supplies a broad range of industries with original equipment, repair and replacement products needed to maintain traditional manufacturing processes and, increasingly, with products of higher technological content that are required to support automated production processes. The Corporation serves nearly every sector of heavy and light industry, including automobile manufacturing, agriculture, food processing, pulp and paper manufacturing, mining, chemicals, electronics and general manufacturing. Products available include various types of standard and precision mounted and unmounted bearings; mechanical power transmission equipment such as V-belts, couplings, and gear reducers; electrical power transmission products, motors, AC/DC controls, sensors and motion control devices; materials handling equipment, belts, conveyor idlers and pulleys; linear motion products; hydraulic drive systems and parts; and accessory products such as lubricants and seals. Although the vast majority of the company's business consists of resale of products, operations include some design, fabrication, and assembly work in connection with products sold.

     The Corporation continues to develop certain support service capabilities in order to meet the maintenance needs of its customers' manufacturing operations. These services include electrical panel and systems fabrication centers capabilities and similar capabilities for hydraulic and pneumatic control panels, linear positioning systems, and material handling systems. In 1995 the Corporation, on a limited basis, continued to act as a supplier of capital equipment to various systems engineering and manufacturing customers by acting as a sales agent for certain equipment manufacturers. As the Corporation has entered new market areas, it has invested in new product inventory and in some instances it has established inventory on consignment in customer locations. The Corporation maintains a management information system, consisting of an on-line computer network linking all of its mainland U.S. and Canadian industrial distribution facilities, which enhances its ability to provide more efficient nationwide service and to improve inventory management. In addition, the Corporation has undertaken initiatives to address the needs of certain national account customers that desire to consolidate their vendor base by entering into "partnering" relationships to broaden geographical coverage. For larger customers, the Corporation has increasingly been given the opportunity to provide an "integrated supply" function involving management of parts inventories and associated personnel as well as selection of suppliers for the customer's facility.

     Kaman Music Corporation distributes more than 13,000 different music instruments and accessories to independent retailers in the United States and Canada and to international distributors throughout the world. Products include acoustic, acoustic-electric and electric guitars and basses, music strings for all fretted instruments, drums, percussion products and related accessories, instrument and P.A. amplification systems, electronic tuners and metronomes, educational percussion and brass instruments and a full range of accessories for all musical instruments. The Corporation manufactures and distributes certain guitars under the Corporation's various brand names including Ovation and Hamer guitars, fretted musical instrument strings of various brands, and the Trace Elliot range of stringed instrument amplification equipment. Operations of Kaman Music Corporation are conducted through three (3) manufacturing facilities and seven (7) distribution centers in the United States and Canada, an international sales division based in the United States and a manufacturing facility in Great Britain.

     The segment also distributes aviation fuel and provides aviation services at Jacksonville International Airport, Jacksonville, Florida where the Corporation conducts fixed base operations for general and commercial aviation under a contract with the Port Authority of the City of Jacksonville which extends through the year 2008.

FINANCIAL INFORMATION

     Information concerning each segment's performance for the last three fiscal years appears in the Corporation's 1995 Annual
Report to Shareholders and is included in Exhibit 13 to this Form
10-K, and is incorporated by reference.

PRINCIPAL PRODUCTS AND SERVICES

     Following is information for the three preceding fiscal years concerning the percentage contribution of the Corporation's classes of products and services to the Corporation's consolidated net sales:

                                         Years Ended December 31
                                           1993    1994    1995
                                         ------  ------  ------
Diversified Technologies:
  Advanced Technology Products
    and Systems                            6.5%*   6.2%*   5.3%
  Advanced Technology Services            14.1    13.5    12.7
  Aircraft Manufacturing                  22.5*   18.2*   18.0
                                          ----    ----    ----
     Segment Total                        43.1    37.9    36.0

Distribution:
  Industrial Products                     42.9    46.7    48.0
  Music Products and Other Services       14.0    15.4    16.0
                                          ----    ----    ----
     Segment Total                        56.9    62.1    64.0

       Total                             100.0%  100.0%  100.0%
                                         =====   =====   =====

*Reflects reconfiguration of certain business lines.

RESEARCH AND DEVELOPMENT EXPENDITURES

     Government sponsored research expenditures by the Diversified Technologies segment were $70.2 million in 1995, $82.2 million in 1994 and $118.8 million in 1993. Amounts shown for 1993 and 1994 reflect reconfiguration of certain government sponsored contracts. Independent research and development expenditures were $13.7 million in 1995, $21.1 million in 1994, and $18.4 million in 1993.

BACKLOG

     Program backlog of the Diversified Technologies segment was approximately $218.7 million at December 31, 1995, $228.9 million at December 31, 1994, and $240.8 million at December 31, 1993. The Corporation anticipates that approximately 90.1% of its backlog at the end of 1995 will be performed in 1996. Approximately 62.9% of the backlog at the end of 1995 is related to government contracts or subcontracts which are included in backlog to the extent that funding has been appropriated by Congress and allocated to the particular contract by the relevant procurement agency. Certain of these government contracts, less than 1% of the backlog, have been funded but not signed.

GOVERNMENT CONTRACTS

     During 1995, approximately 47.5% of the work performed by the Corporation directly or indirectly for the United States government was performed on a fixed-price basis and the balance was performed on a cost-reimbursement basis. Under a fixed-price contract, the price paid to the contractor is negotiated at the outset of the contract and is not generally subject to adjustment to reflect the actual costs incurred by the contractor in the performance of the contract. Cost reimbursement contracts provide for the reimbursement of allowable costs and an additional negotiated fee.

     The Corporation's United States government contracts and subcontracts contain the usual required provisions permitting termination at any time for the convenience of the government with payment for work completed and associated profit at the time of termination.

COMPETITION

     The Diversified Technologies segment operates in a highly competitive environment with many other organizations which are substantially larger and have greater financial and other resources. For sales of advanced technology products and systems, the Corporation competes with a wide range of manufacturers primarily on the basis of price and the quality, endurance, reliability and special performance characteristics of those products. Operations also depend in part on the ability to develop new technologies which have effective commercial and military applications. Examples of proprietary or patented products developed by the Corporation include the Magic Lantern (Registered Trademark) system for detecting underwater objects from a helicopter, the Kamatics line of specialty bearings and the Corporation's line of electromagnetic motors and drives, among others. In providing scientific services and systems development, the Corporation competes primarily on the basis of the technical capabilities and experience of its personnel in specific fields. When bidding for aerospace contracts and subcontracts, the Corporation competes on the basis of price and quality of its products and services as well as the availability of its facilities, equipment and personnel to perform the contract. Defense market conditions have been significantly affected by an ongoing slowdown in defense spending. During 1995 the Department of Defense continued to pursue its implementation of defense acquisition reform by emphasizing the use of commercially developed state-of-the-art technology products and performance-based procurement standards rather than traditional military specification standards. The change in defense program emphasis and greater constraints in the federal budget have increased the level of competition for defense programs. As the U.S. Navy reduces the size of its fleet, and to the extent such reductions are not offset by foreign military sales, the Corporation expects a corresponding reduction in the level of logistics and spare parts required to maintain the series SH-2 helicopters previously produced or retrofitted by the Corporation. In providing spare parts, the Corporation competes with other helicopter manufacturers on the basis of price, performance and product capabilities and also on the basis of its
experience as a manufacturer of helicopters.   The Corporation's
FAA certificated K-MAX helicopters will compete with military surplus helicopters and other helicopters used for lifting, as well as with alternative methods of meeting lifting requirements.

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

FORWARD-LOOKING STATEMENTS

     To the extent this report includes forward-looking statements that describe the corporation's business prospects, there may be other factors that could have an adverse impact on those prospects in addition to those described above. These include political, economic, or other conditions, such as recessionary or expansive trends, inflation rates, currency exchange rates, taxes and regulations and laws affecting the business; as well as product competition, pricing, the degree of acceptance of new products to the marketplace, and the difficulty of forecasting sales at various times in various markets.

EMPLOYEES

     As of December 31, 1995, the Corporation employed 5,400 individuals throughout its industry segments as follows:

  Diversified Technologies                     2,964
  Distribution                                 2,373
  Corporate Headquarters                          63

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

     Although the Corporation's patents enhance its competitive position, management believes that none of such patents or patent applications is singularly or as a group essential to its business as a whole. The Corporation holds or has applied for U.S. and foreign patents with expiration dates that range through the year 2012.

     These patents are allocated among the Corporation's industry segments as follows:

                                  U.S. PATENTS    FOREIGN PATENTS
Segment                          Issued Pending   Issued  Pending
Diversified Technologies           95       11       45       41
Distribution                       23        2       14        0

     Trademarks of Kaman Corporation include Adamas, Applause, Hamer, KAflex, KAron, K-MAX, Magic Lantern, and Ovation. In all, the Corporation maintains 202 U.S. and foreign trademarks with 53 applications pending, most of which relate to music products in the Distribution segment.

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

     In arriving at this conclusion, the Corporation has taken into consideration site-specific information available regarding total costs of any work to be performed, and the extent of work previously performed. Where the Corporation has been identified as a PRP at a particular site, the Corporation, using information available to it, also has reviewed and considered a number of other factors, including (i) the financial resources of other PRP's involved in each site, and their proportionate share of the total volume of waste at the site; (ii) the existence of insurance, if any, and the financial viability of the insurers; and (iii) the success others have had in receiving reimbursement for similar costs under similar policies issued during the periods applicable to each site.

FOREIGN SALES

     Ninety two and six tenths percent (92.6%) of the sales of the Corporation are made to customers located in the United States. Certain retrofit work on SH-2 series helicopters for delivery to the Republic of Egypt is presently being performed by the Corporation under an agreement between it and the U.S. Navy and, because such work is a "foreign military sale" with the U.S. Government, it is not included in the calculation of foreign sales. In 1995, the Corporation continued its efforts to develop international markets for its products and foreign sales (including sales for export).

ITEM 2.  PROPERTIES

     The Corporation occupies approximately 4.418 million square feet of space throughout the United States, Canada, and Great
Britain, distributed as follows:

     SEGMENT                          SQUARE FEET (in thousands)
     Diversified Technologies                  1,965
     Distribution                              2,413
     Corporate Headquarters                       40

     Diversified Technologies principal facilities are located in Arizona, Colorado, Connecticut, Massachusetts, Pennsylvania and Virginia; other facilities including offices and smaller manufacturing and assembly operations are located in several other states, and in 1995 the Corporation opened an office in Turner, Australia. These facilities are used for manufacturing, scientific research and development, engineering and office purposes. The U.S. Government owns 154 thousand square feet of the space occupied by Kaman Aerospace Corporation in Bloomfield, Connecticut in accordance with a facility contract. In 1995 the Corporation sold approximately 18 acres of land previously owned by it in Colorado Springs, Colorado to an unrelated third party.

     The Distribution segment's facilities are located throughout the United States with principal facilities located in California, Connecticut, Florida, New York, Texas and Utah with smaller facilities located in several other states. Additional Distribution segment facilities are located in British Columbia, and Ontario, Canada; and in Essex, England. These facilities consist principally of regional distribution centers, service centers and office space with a portion used for fabrication and assembly work. Also included are facilities used for manufacturing musical instruments, and facilities leased in Florida for aviation services operations.

     Kaman Corporation occupies a 40 thousand square foot
Corporate headquarters building in Bloomfield, Connecticut.

     The Corporation's facilities are suitable and adequate to serve its purposes. While substantially all of such properties are currently fully utilized, the Corporation consolidated some of its properties in the Diversified Technologies segment during 1995. Many of the properties, especially within the Distribution segment, are leased and certain of the Corporation's properties are subject to mortgages.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Corporation or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1995.



                            PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS


CAPITAL STOCK AND PAID-IN CAPITAL

     Information required by this item appears in the Corporation's 1995 Annual Report to Shareholders and is included in Exhibit 13 to this Form 10-K, and is incorporated herein by reference.

DIVIDEND REINVESTMENT PLAN

     Registered shareholders of Kaman Class A common stock are eligible to participate in the Automatic Dividend Reinvestment Program. A booklet describing the plan may be obtained by writing to the Corporation's transfer agent, Chemical Mellon Shareholder Services, L.L.C., P. O. Box 590, Ridgefield Park, NJ 07660.

QUARTERLY CLASS A COMMON STOCK INFORMATION
-----------------------------------------------------------------
                          High      Low       Close   Dividend
-----------------------------------------------------------------
1995
First                     $11 1/2   $10       $11 1/8   $.11
Second                     13 3/8    10 7/8    12 3/4   $.11
Third                      13        11 1/2    11 7/8   $.11
Fourth                     12 1/8    10 1/2    11 1/8   $.11
-----------------------------------------------------------------
1994
First                     $10 3/8   $ 9       $ 9 5/8   $.11
Second                     10 1/8     8 7/8     9 1/8   $.11
Third                      10 1/8     8 1/2     9 5/8   $.11
Fourth                     11 1/8     9 1/8    11       $.11
-----------------------------------------------------------------
QUARTERLY DEBENTURE INFORMATION (6% Conv. Subordinated)(Bid)
-----------------------------------------------------------------
                          High      Low       Close
-----------------------------------------------------------------
1995
First                     $77       $72 1/2   $74
Second                     82 1/2    74        79 1/4
Third                      86        80        86
Fourth                     87        82        82
-----------------------------------------------------------------
1994
First                     $85       $83       $83
Second                     83        76        76
Third                      76        74        74
Fourth                     74        71        74
-----------------------------------------------------------------
QUARTERLY DEPOSITARY SHARES INFORMATION
-----------------------------------------------------------------
                          High      Low       Close   Dividend
-----------------------------------------------------------------
1995
First                     $50       $44 3/16  $45       $.81 1/4
Second                     56        46        54 1/4   $.81 1/4
Third                      54        50 3/4    52       $.81 1/4
Fourth                     53        47        47       $.81 1/4
-----------------------------------------------------------------
1994
First                     $52       $50 1/2   $50 3/4   $.81 1/4
Second                     51        42 1/2    42 1/2   $.81 1/4
Third                      46        40 3/4    43 5/8   $.81 1/4
Fourth                     48        42 3/4    46 3/4   $.81 1/4
-----------------------------------------------------------------

     NASDAQ market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

ANNUAL MEETING

     The Annual Meeting of Shareholders will be held on Tuesday, April 16, 1996 at 11:00 a.m. in the offices of the Corporation, 1332 Blue Hills Avenue, Bloomfield, Connecticut 06002.

ITEM 6.  SELECTED FINANCIAL DATA

     Information required by this item appears in the Corporation's 1995 Annual Report to Shareholders and is included in Exhibit 13 to this Form 10-K, and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

    Information required by this item appears in the Corporation's 1995 Annual Report to Shareholders and is included in Exhibit 13 to this Form 10-K, and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Information required by this item appears in the Corporation's 1995 Annual Report to Shareholders and is included in Exhibit 13 to this Form 10-K, and is incorporated herein by reference. Additional financial information is contained in the Financial Data Schedule included as Exhibit 27 to this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Following is information concerning each Director, Director
Nominee, and Executive Officer of Kaman Corporation including name, age, position with the Corporation, and business experience during the last five years:

T. Jack Cahill           Mr. Cahill, 47, has held various
                         positions with Kaman Industrial
                         Technologies Corporation, a subsidiary
                         of the Corporation, since 1975, and has
                         been President of Kaman Industrial
                         Technologies since 1993.

E. Reeves Callaway, III  Mr. Callaway, 48, was elected a Director at the Corporation's 1995 Annual Meeting of Shareholders. He is President of The
                         Callaway Companies, Inc.

Frank C. Carlucci        Mr. Carlucci, 65, has been a Director
                         since 1989.  He is Chairman of The
                         Carlyle Group, merchant bankers, having
                         formerly served as Vice Chairman since
                         1989. Prior to that he served as U.S.
                         Secretary of Defense.  Mr. Carlucci is
                         also a Director of Westinghouse Electric
                         Corporation, Ashland Oil, Inc., Bell
                         Atlantic Corporation, General Dynamics
                         Corporation, Neurogen Corporation,
                         Northern Telecom Limited, Quaker Oats
                         Company, Pharmacia and Upjohn, Inc., Sun
                         Resorts, Inc., Texas Biotechnology
                         Corporation, BDM International, and CB
                         Commercial Real Estate Group, Inc.

Laney J. Chouest, M.D.   Dr. Chouest, 42, is a Director Nominee
                         for election at the Corporation's 1996
                         Annual Meeting of Shareholders.  He is
                         owner-manager of Edison Chouest Offshore,
                         Inc.

John A. DiBiaggio        Dr. DiBiaggio, 63, has been a Director
                         since 1984.  He is President and Chief
                         Executive Officer of Tufts University.
                         Prior to that he was President and Chief
                         Executive Officer of Michigan State
                         University.

Edythe J. Gaines         Dr. Gaines, 73, has been a Director
                         since 1982.  She is a retired
                         Commissioner of the Public Utility
                         Control Authority of the State of
                         Connecticut.

Ronald M. Galla          Mr. Galla, 45, was appointed Senior
                         Vice President and Chief Information
                         Officer in December, 1995.  Prior
                         to that he served as Vice President and
                         Director of the Corporation's Management
                         Information Systems, a position which he held since 1990. Mr. Galla has been Director of the Corporation's Management
                         Information Systems since 1984.

Robert M. Garneau        Mr. Garneau, 51, was appointed Executive
                         Vice President in December, 1995 and
                         continues to be designated as the
                         Corporation's Chief Financial Officer.
                         Previously he served as Senior Vice
                         President, Chief Financial Officer and
                         Controller.  Mr. Garneau has held
                         various positions with the Corporation
                         since 1981.

Huntington Hardisty      Admiral Hardisty (USN-Ret.), 66, has
                         been a Director since 1991, and was
                         appointed President of Kaman Aerospace
                         International Corporation, a
                         subsidiary of the Corporation, in 1995.
                         He retired from the U.S. Navy in 1991
                         having served as Commander-in-Chief for
                         the U.S. Navy Pacific Command since
                         1988. He is also a Director of Contraves, Inc., MPR Inc., and CNA Corporation.

Charles H. Kaman         Mr. Kaman, 76, has been Chief Executive
                         Officer and Chairman of the Board of
                         Directors since 1945.  He was also
                         appointed President in December, 1995,
                         a position he previously held from 1945
                         to 1990.

C. William Kaman II      Mr. Kaman, 44, has been a Director
                         since 1992 and was appointed Executive
                         Vice President in December, 1995.  He
                         has held various positions with Kaman
                         Music Corporation, a subsidiary of the
                         Corporation, since 1974, and continues
                         to serve as President of that
                         subsidiary.  Mr. Kaman is the son
                         of Charles H. Kaman, Chairman, President and Chief Executive Officer of the Corporation.

Walter R. Kozlow         Mr. Kozlow, 60, has held various
                         positions with Kaman Aerospace
                         Corporation, a subsidiary of the
                         Corporation, since 1960. He has been
                         President of Kaman Aerospace since 1986.

Eileen S. Kraus          Ms. Kraus, 57, was elected a Director at
                         the Corporation's 1995 Annual Meeting of
                         Shareholders.  She is Chairman of Fleet
                         Bank, N.A.  Since 1979 she has held
                         various positions at Shawmut Bank
                         Connecticut and Shawmut National
                         Corporation, predecessors of Fleet Bank,
                         N.A. and its holding company, Fleet
                         Financial Group.  She is a Director of
                         Yankee Energy System, Inc., The Stanley
                         Works, and CPC International, Inc.

Hartzel Z. Lebed         Mr. Lebed, 68, has been a Director since
                         1982.  He is the retired President of
                         CIGNA Corporation and is a Director of
                         Shawmut National Trust Co., a subsidiary of Fleet Financial Corporation.

Harvey S. Levenson       Mr. Levenson, 55, has been a Director
                         since 1989.  He has served as President
                         and Chief Operating Officer of the
                         Corporation from 1990 until his
                         retirement in December, 1995.
                         Mr. Levenson is also a Director of
                         Connecticut Natural Gas Corporation
                         and Security-Connecticut Corporation.

Walter H. Monteith, Jr.  Mr. Monteith, 65, has been a Director since 1987.  He is the retired Chairman
                         of Southern New England Telecommuni-
                         cations Corporation. Mr. Monteith is
                         also a Director of Fleet Bank.

John S. Murtha           Mr. Murtha, 82, has been a Director
                         since 1948.  He is counsel to and a
                         former senior partner of the law firm of Murtha, Cullina, Richter and Pinney.

Patrick L. Renehan       Mr. Renehan, 62, has been a Vice
                         President of Kaman Diversified
                         Technologies Corporation, a subsidiary
                         of the Corporation, since 1987. Prior to that he served as a Vice President of Kaman Aerospace Corporation.

Wanda L. Rogers          Mrs. Rogers, 63, has been a Director
                         since 1991.  She is Chief Executive
                         Officer of Rogers Helicopters, Inc.
                         She is also Chairman of the Board of
                         Clovis Community Bank.

Robert H. Saunders, Jr.  Mr. Saunders, 55, was appointed Senior
                         Vice President in December, 1995.
                         Previously he was Vice President and
                         Chief Financial Officer of the
                         University of Hartford from 1993 to
                         1995.  Prior to that he was President
                         of J. M. Ney Corporation.

Richard E.W. Smith       Mr. Smith, 61, was appointed a Vice
                         President of the Corporation in 1989.
                         He has been President of Kaman
                         Diversified Technologies Corporation,
                         a subsidiary of the Corporation, since
                         1990 and prior to that he served as Vice
                         President of Kaman Sciences Corporation, a subsidiary of the Corporation.

     Each Director and Executive Officer has been elected for a term of one year and until his or her successor is elected. The terms of all such Directors and Executive Officers are expected to expire as of the Annual Meeting of the Shareholders and Directors of the Corporation to be held on April 16, 1996.

No Section 16(a) Reporting delinquencies occurred in 1995. However, during the week of January 8 through January 12, 1996, various governmental offices, including the Securities and Exchange Commission, were closed due to the combined effects of a blizzard and a general government shutdown mandated by Congress. As a result of this, filing of the following two Forms 4 were delinquent by one day: A Form 4 dated January 9, 1996, by Mr. Murtha, a Director of the Corporation, involving one transaction; and a Form 4 dated January 9, 1996, by Mr. Desautelle, a former Executive Officer of the Corporation, involving five transactions.

ITEM 11.  EXECUTIVE COMPENSATION

A) GENERAL. The following tables provide certain information relating to the compensation of the Corporation's Chief Executive
Officer, its four other most highly compensated executive officers and its Directors.

       B)  SUMMARY COMPENSATION TABLE.

               Annual Compensation        Long Term Compensation
               -------------------        ----------------------
(a)         (b)   (c)     (d)    (e)      (f)      (g)      (h)     (i)
                                                                     All
Name and                         Other        AWARDS               Other
Principal         Salary  Bonus  Annual     RSA  Options     LTIP   Comp.
Position     Year  ($)     ($)   Comp.     ($)(1)(#Shares)Payments ($)(2)
---------------------------------------------------------------------------

C. H. Kaman  1995 660,000 275,000 ------    ------  ------   ---   56,145
Chairman and 1994 660,000 ------- ------    ------  ------   ---   55,261
Chief        1993 660,000 218,000 73,004(3) ------  ------   ---   69,768
Executive
Officer

H.S.Levenson 1995 400,000 125,000 ------    ------  ------   ---  173,279
President    1994 400,000 ------- ------    ------  ------   ---   10,743
and Chief    1993 400,000 108,000 ------    38,000  12,000   ---   18,603
Operating
Officer

R.M.Garneau  1995 216,000  80,000 ------    56,875   7,500   ---    6,485
Executive    1994 200,000  60,000 ------    ------  ------   ---    4,845
Vice Pres-   1993 190,000  45,000 ------    28,500   9,000   ---    5,931
ident and
Chief
Financial
Officer

W.R.Kozlow   1995 226,000  60,000 ------    56,875   7,500   ---    9,515
President,   1994 216,000  60,000 ------    ------  ------   ---    8,636
Kaman        1993 216,000  50,000 ------    28,500   9,000   ---   10,446
Aerospace
Corporation

P.L.Renehan  1995 216,000  45,000 ------     56,875   7,500   ---   9,339
Vice         1994 210,000  45,000 ------     ------  ------   ---   8,214
President    1993 205,000  40,000 ------     28,500   9,000   ---   8,799
Kaman
Diversified
Technologies
Corporation

1. As of December 31, 1995, aggregate restricted stock holdings and their year end value were: C.H.Kaman, none; H.S.Levenson, none; R.M.Garneau, 8,600 shares valued at $95,675; W.R.Kozlow, 8,600 shares valued at $95,675; P.L.Renehan, 8,300 shares valued at $92,338. Restrictions lapse at the rate of 20% per year for all awards, beginning one year after the grant date. Awards reported in this column are as follows: H.S.Levenson, 4,000 shares in 1993; R.M.Garneau, 5,000 shares in 1995 and 3,000 shares in 1993; W.R.Kozlow, 5,000 shares in 1995 and 3,000 shares in 1993; P.L.Renehan, 5,000 shares in 1995 and 3,000 shares in 1993. Dividends are paid on the restricted stock.

2. Amounts reported in this column consist of: C.H. Kaman, $53,000 - Officer 162 Insurance Program, $ 3,145 - medical expense reimbursement program ("MERP"); H.S. Levenson, $3,653 - Senior executive life insurance program ("Executive Life"), $11,524 - Officer 162 Insurance Program, $1,875 - employer matching contributions to the Kaman Corporation Thrift and Retirement Plan (the "Thrift Plan employer match"), $1,276 - MERP, $64,710 - all supplemental employer contributions under the Kaman Corporation Deferred Compensation Plan ("supplemental employer contributions"), $14,891 - company automobile provided by the Corporation upon his retirement, $15,275 - Discretionary cash out of certain stock options under Stock Incentive Plan, $60,075 - Discretionary lapsing of restrictions on restricted stock awards; R.M.Garneau, $1,777 - Executive Life, $851 - Officer 162 Insurance Program, $1,875 - Thrift Plan employer match, $607 -MERP, $1,375 supplemental employer contributions; W.R. Kozlow, $4,576 - Executive Life, $1,875 - Thrift Plan employer match, $1,489 -MERP, $1,575 - supplemental employer contributions; P.L. Renehan, $5,748 - Executive Life, $1,875 - Thrift Plan employer match, $403 - MERP, $1,313 - supplemental employer contributions.

3. The Corporation maintains a program pursuant to which it pays for tax and estate planning services provided to executive officers by third parties, up to certain limits. $62,164 of the figure reported in this column relates to payments for such services on behalf of Mr. Kaman.

C)  OPTION/SAR GRANTS IN THE LAST FISCAL YEAR:

---------------------------------------------------------------------------
                                                        Potential Realizable
                                                        Value at Assumed
                                                        Annual Rates of
                                                        Stock Price
                                                        Appreciation for
                  Individual Grants                     Option Term
---------------------------------------------------------------------------
(a)             (b)        (c)        (d)        (e)       (f)      (g)
                       % of Total
                        Options/
                          SARs
              Options/  Granted to
                SARs    Employees  Exercise or
              Granted   in Fiscal  Base Price  Expiration
Name            (#)        Year     ($/Sh)        Date      5%($)   10%($)
----------------------------------------------------------------------------
C. H. Kaman      none     ----       ---         ---        ---       ---
H. S. Levenson   none     ----       ---         ---        ---       ---
R. M. Garneau    7,500    16.7       11.375      2/14/05    18.53     29.50
W. R. Kozlow     7,500    16.7       11.375      2/14/05    18.53     29.50
P. L. Renehan    7,500    16.7       11.375      2/14/05    18.53     29.50

D) AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR, AND
   FISCAL YEAR-END OPTION/SAR VALUES.

-------------------------------------------------------------------
                                                    Value of
                                     Number of      Unexercised
                                     Unexercised    in-the-money
                                     options/SARs   options/SARs
              Shares                 at FY-end (#)  at FY-end ($)
              acquired on  Value     exercisable/   exercisable/
 Name         Exercise(#)  realized  unexercisable  unexercisable
  (a)            (b)         (c)        (d)            (e)
-------------------------------------------------------------------
C. H. Kaman     None       ------    45,000/-0-     143,125/-0-
H. S. Levenson  27,000     92,500    ------/------  -------/------
R. M. Garneau    3,600     15,300    11,000/13,501   30,725/10,650
W. R. Kozlow     2,400      8,100    16,600/13,500   48,925/10,650
P. L. Renehan   11,700     41,513     2,800/13,400    6,300/10,338

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

                        PENSION PLAN TABLE

                         Years of Service
Remuneration*    15        20       25         30        35
-----------------------------------------------------------------
  125,000      33,900    45,426    56,274    67,800    67,800
  150,000      41,400    55,476    68,724    82,800    82,800
  175,000      48,900    65,526    81,174    97,800    97,800
  200,000      56,400    75,576    93,624   112,800   112,800
  225,000      63,900    85,626   106,074   127,800   127,800
  250,000      71,400    95,676   118,524   142,800   142,800
  300,000      86,400   115,776   143,424   172,800   172,800
  350,000     101,400   135,876   168,324   202,800   202,800
  400,000     116,400   155,976   193,224   232,800   232,800
  450,000     131,400   176,076   218,124   262,800   262,800
  500,000     146,400   196,176   243,024   292,800   292,800
  750,000     221,400   296,676   367,524   442,800   442,800
1,000,000     296,400   397,176   492,024   592,800   592,800
1,250,000     371,400   497,676   616,524   742,800   742,800
1,500,000     446,400   598,176   741,024   892,800   892,800

*Remuneration: Average of the highest five consecutive years of "Covered Compensation" out of the final ten years of service.

     "Covered Compensation" means "W-2 earnings" or "base earnings", if greater, as defined in the Pension Plan. W-2 earnings for pension purposes consist of salary (including 401(k) and Section 125 Plan contributions but not deferrals under a non-qualified Deferred Compensation Plan), bonus and taxable income attributable to restricted stock awards. Salary and bonus amounts for the named Executive Officers for 1995 are as shown on the Summary Compensation Table. Compensation deferred under the Corporation's non-qualified Deferred Compensation Plan is included in Covered Compensation here because it is covered by the Corporation's unfunded Supplemental Employees' Retirement Plan for the participants in that plan.

     Current Compensation covered by the Pension Plan for any named executive whose Covered Compensation differs by more than 10% from the compensation disclosed for that executive in the Summary Compensation Table: Mr. Kaman, $660,000, Mr. Levenson, $150,000; Mr. Garneau, $307,815; Mr. Kozlow, $317,815; Mr.
Renehan, $289,114.

     Federal law imposes certain limitations on annual pension benefits under the Pension Plan. For the named executive officers, the excess will be paid under the Corporation's unfunded Supplemental Employees' Retirement Plan.

     The Executive Officers named in Item 11(b) are participants in the plan and as of January 1, 1995, had the number of years of credited service indicated: Mr. Kaman - 50.10 years; Mr.
Levenson - 13.20 years; Mr. Garneau - 14.48 years; Mr. Kozlow -
35.70 years; and Mr. Renehan - 12.00 years.

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

H) EMPLOYMENT CONTRACTS AND TERMINATION, SEVERANCE AND CHANGE OF CONTROL ARRANGEMENTS. Except as described in connection with the Corporation's Pension Plan and the Corporation's non-qualified Deferred Compensation Plan, the Corporation has no employment contract, plan or arrangement with respect to any named executive which relates to employment termination for any reason, including resignation, retirement or otherwise, or a change in control of the Corporation or a change in any such executive officer's responsibilities following a change of control, which exceeds or could exceed $100,000, except as disclosed in Item 13.

I)   Not Applicable.

J)   COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
IN COMPENSATION DECISIONS.

     1) The following persons served as members of the Personnel and Compensation Committee of the Corporation's Board of
Directors during the last fiscal year: Dr. Gaines, Mr. Carlucci, Admiral Hardisty (for the period April through September 1995), Mr.
Murtha, Mr. Monteith, and Mr. Newell (through April, 1995).   None
of these individuals was an officer or employee of the Corporation or any of its subsidiaries during either the last fiscal year or any portion thereof in which he or she served as a member of the Personnel and Compensation Committee. Mr. Murtha's relationship with the Corporation is further disclosed in Item 13 of this report.

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

-----------------------------------------------------------------
Class of                          Number of Shares
Common     Name and Address       Owned as of        Percentage
Stock      Beneficial Owner       February 1, 1996     of Class
-----------------------------------------------------------------
Class B    Charles H. Kaman          258,375(1)          38.69%
           Kaman Corporation
           Blue Hills Avenue
           Bloomfield, CT 06002

Class B    Newgate Associates, Ltd.  199,802             29.91%
           c/o John T. Del Negro
           CityPlace I
           185 Asylum Street
           Hartford, CT 06103

Class B    C. William Kaman, II       52,539(2)           7.86%
           Kaman Corporation
           Blue Hills Avenue
           Bloomfield, CT 06002

Class B    Robert D. Moses            48,729(3)           7.30%
           Farmington Woods
           Avon, CT 06001

(1)      Excludes 1,471 shares held by Mrs. Kaman.  Excludes
         199,802 shares reported separately above and held by Newgate Associates Limited Partnership, a limited partnership in which Mr. Kaman serves as general partner.

(2) Excludes 4,800 shares held by Mr. Kaman as Trustee in which shares Mr. Kaman disclaims any beneficial interest.

(3)      Includes 15,192 shares held by Mr. Moses and
         33,537 shares held by Paulson and Company as follows:
         11,481 shares for the benefit of Mr. Moses, and 22,056 shares held for a partnership controlled by Mr.
         Moses.

                                Page 24

      (b) SECURITY OWNERSHIP OF MANAGEMENT. The following is information concerning beneficial ownership of the Corporation's stock by each Director of the Corporation, each Executive Officer of the Corporation named in the Summary Compensation Table, and all Directors and Executive Officers of the Corporation as a group. Ownership is direct unless otherwise noted.

                    Class of     Number of Shares Owned   Percentage
Name               Common Stock  as of February 1, 1996     of Class
--------------------------------------------------------------------
E. Reeves Callaway         --            --                --
Frank C. Carlucci       Class A          3,000(1)          *
John A. DiBiaggio          --             --               --
Edythe J. Gaines        Class A          2,057             *
Robert M. Garneau       Class A         29,437(2)          *
                        Class B          7,970             *
Huntington Hardisty        --             --               --
Charles H. Kaman        Class A        373,112(3)         2.18%
                        Class B        258,375(4)        38.69%
C. William Kaman, II    Class A         67,895(5)          *
                        Class B         52,539(6)         7.86%
Walter R. Kozlow        Class A         56,064(7)          *
                        Class B            296             *
Eileen S. Kraus         Class A            500             *
Hartzel Z. Lebed        Class A          7,446(8)          *
Harvey S. Levenson      Class A         48,280             *
                        Class B         19,500(9)        2.92%
Walter H. Monteith, Jr. Class A            200             *
John S. Murtha          Class A         45,918(10)         *
                        Class B            432             *
Patrick L. Renehan      Class A         32,652(11)         *
Wanda L. Rogers         Class A          1,000             --
All Directors and
Executive Officers      Class A        667,561(12)        3.75%
as a group **           Class B        339,112           50.78%



(1) Held jointly with Mrs. Carlucci.
(2) Includes 11,000 shares subject to the exercisable portion of stock options.
(3) Excludes the following:   24,132 shares held by Mrs. Kaman;
    7,871 shares held by Fidelco Guide Dog Foundation, Inc., a charitable foundation of which Mr. Kaman is President and Director, in which shares Mr. Kaman disclaims beneficial ownership; 184,434 shares held by Newgate Associates
    Limited Partnership, a limited partnership of which Mr.
    Kaman is the general partner; and 60,000 shares held by the Charles H. Kaman Charitable Foundation, a private charitable foundation. Included are 45,000 shares subject to exercisable portion of stock options.
(4) Excludes the following: 1,471 shares held by Mrs. Kaman and 199,802 shares held by Newgate Associates Limited Partnership, a limited partnership of which Mr. Kaman is the general partner.
(5) Includes 14,400 shares subject to exercisable portion of stock options; and excludes 76,496 shares held by Mr. Kaman as Trustee, in which shares Mr. Kaman disclaims any beneficial ownership.
(6) Excludes 4,800 shares held by Mr. Kaman as Trustee in which shares Mr. Kaman disclaims any beneficial ownership.
(7) Includes 16,600 shares subject to exercisable portion of stock options.
(8) Includes shares held jointly with Mrs. Lebed, excludes
    480 shares held by Mrs. Lebed.
(9) Excludes 500 shares held by Mrs. Levenson.
(10)Held by Fleet National Bank pursuant to a revocable trust. Excludes 7,980 shares held by Fleet National Bank pursuant to a revocable trust for the benefit of Mrs. Murtha.
(11)Includes 2,800 shares subject to exercisable portion of stock options; and includes 7,453 shares held jointly with Mrs. Renehan.
(12)Includes 89,800 shares subject to exercisable portion of stock options.
*   Less than one percent.
** Excludes 24,612 Class A shares and 1,971 Class B shares held by spouses of certain Directors and Executive Officers.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    During 1995, the Corporation obtained legal services from the Hartford, Connecticut law firm of Murtha, Cullina, Richter and Pinney of which Mr. Murtha, a Director of the Corporation, is counsel. In addition, the Corporation obtained consulting services in the amount of $93,000 from Admiral Hardisty, a Director of the Corporation prior to his employment with the Corporation. The Corporation has also entered into a consultant's agreement with Mr. Levenson for a term of one year wherein the Corporation has agreed to pay Mr. Levenson a consultant's fee at the rate of $10,000 per month. The Corporation has also agreed to pay premiums on Mr. Levenson's Group Universal Life Insurance policy for 1996, which premiums are estimated to be $3,600. In addition, the Corporation has agreed to retain Mr. Levenson as a participant for 1996 in a program pursuant to which it pays for tax and estate planning services, up to certain limits.

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


  (b)     REPORTS ON FORM 8-K.
          No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1995, which year is covered by this report.

                              SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bloomfield, State of Connecticut, on this 22nd day of March, 1996.

                           KAMAN CORPORATION
                           (Registrant)

                           By Charles H. Kaman, Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:            Title:                             Date:
-------------------------------------------------------------------

Charles H. Kaman      Chairman, President, Chief     March 22, 1996
                      Executive Officer and Director
                      (Chief Executive Officer)

Robert M. Garneau     Executive Vice President       March 22, 1996
                      and Chief Financial Officer
                      (Principal Financial and
                      Accounting Officer)

Robert M. Garneau                                    March 22, 1996

Attorney-in-Fact for:

    E. Reeves Callaway, III  Director
    Frank C. Carlucci        Director
    John A. DiBiaggio        Director
    Edythe J. Gaines         Director
    Huntington Hardisty      Director
    C. William Kaman, II     Director
    Eileen S. Kraus          Director
    Hartzel Z. Lebed         Director
    Harvey S. Levenson       Director
    Walter H. Monteith, Jr.  Director
    John S. Murtha           Director
    Wanda L. Rogers          Director

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

    Schedule X - Supplemental Income Statement Information

REPORT OF INDEPENDENT AUDITORS



KPMG Peat Marwick LLP
Certified Public Accountants
CityPlace II
Hartford, Connecticut 06103

The Board of Directors and Shareholders
Kaman Corporation:

Under date of January 29, 1996, we reported on the consolidated balance sheets of Kaman Corporation and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to shareholders. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ KPMG Peat Marwick LLP



Hartford, Connecticut
January 29, 1996

                       KAMAN CORPORATION AND SUBSIDIARIES
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in Thousands)

                          YEAR ENDED DECEMBER 31, 1993
                                   Additions
                 BALANCE    CHARGED TO                     BALANCE
                 JANUARY 1, COSTS AND                      DECEMBER 31,
DESCRIPTION      1993       EXPENSES   OTHERS   DEDUCTIONS 1993

Allowance for
doubtful
accounts         $1,234     $1,141     $-----   $  799(A)  $1,576
                 ======     ======     ======   ======     ======
Accumulated
amortization
of goodwill      $8,730     $1,268     $-----   $-----     $9,998
                 ======     ======     ======   ======     ======

                          YEAR ENDED DECEMBER 31, 1994
                                   Additions
                 BALANCE    CHARGED TO                     BALANCE
                 JANUARY 1, COSTS AND                      DECEMBER 31,
DESCRIPTION      1994       EXPENSES   OTHERS  DEDUCTIONS  1994

Allowance for
doubtful
accounts         $1,576     $1,198     $-----   $1,109(A)  $1,665
                 ======     ======     ======   ======     ======
Accumulated
amortization
of goodwill      $9,998     $1,318     $-----   $7,772(B)  $3,544
                 ======     ======     ======   ======     ======

                          YEAR ENDED DECEMBER 31, 1995
                                   Additions
                 BALANCE    CHARGED TO                     BALANCE
                 JANUARY 1, COSTS AND                      DECEMBER 31,
DESCRIPTION      1995       EXPENSES   OTHERS  DEDUCTIONS  1995

Allowance for
doubtful
accounts         $1,665     $2,476     $-----   $1,852(A)  $2,289
                 ======     ======     ======   ======     ======
Accumulated
amortization
of goodwill      $3,544     $ 355      $-----   $-----     $3,899
                 ======     ======     ======   ======     ======

(A) Write-off of bad debts, net of recoveries
(B) Write-off of accumulated amortization of goodwill related to the write-down of goodwill in Raymond Engineering Inc.

                KAMAN CORPORATION AND SUBSIDIARIES
               SCHEDULE IX -- SHORT-TERM BORROWINGS
                      (Dollars in Thousands)

                    YEAR ENDED DECEMBER 31, 1993
                                    Maximum     Average     Weighted
                                    Amount      Amount      Average
Category of               Weighted  Out-        Out-        Interest
Aggregate       Balance   Average   standing    standing    Rate
Short-Term      Dec. 31,  Interest  During the  During the  During
Borrowings      1993      Rate      Year        Year        the Year
----------      --------  --------  ----------  ----------  --------

Notes Payable
-- Bank         $31,161     3.6%    $62,880     $43,158     3.5%
                ========  ========  =======     =======     ====


                    YEAR ENDED DECEMBER 31, 1994
                                    Maximum     Average     Weighted
                                    Amount      Amount      Average
Category of               Weighted  Out-        Out-        Interest
Aggregate       Balance   Average   standing    standing    Rate
Short-Term      Dec. 31,  Interest  During the  During the  During
Borrowings      1994      Rate      Year        Year        the Year
----------      --------  --------  ----------  ----------  --------

Notes Payable
-- Bank         $52,659     5.9%    $81,053     $45,546     5.0%
                ========  ========  =======     =======     ====

                    YEAR ENDED DECEMBER 31, 1995
                                    Maximum     Average     Weighted
                                    Amount      Amount      Average
Category of               Weighted  Out-        Out-        Interest
Aggregate       Balance   Average   standing    standing    Rate
Short-Term      Dec. 31,  Interest  During the  During the  During
Borrowings      1995      Rate      Year        Year        the Year
----------      --------  --------  ----------  ----------  --------

Notes Payable
-- Bank         $62,851     6.2%    $88,587     $72,302     6.5%
                ========  ========  =======     =======     ====


                       KAMAN CORPORATION AND SUBSIDIARIES
            Schedule X -- Supplemental Income Statement Information
                             (Dollars in Thousands)




                                                   Charged to Costs
ITEM                                               and Expenses
----                                               ----------------



                    Year Ended December 31, 1993


Maintenance and repairs                             $ 8,650
                                                    =======



                    Year Ended December 31, 1994


Maintenance and repairs                             $10,482
                                                    =======


                    Year Ended December 31, 1995



Maintenance and repairs                             $ 7,864
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

Exhibit 4b    The Revolving Credit Agreements          by reference
              between the Corporation and The
              Shawmut Bank Connecticut, as
              agent, and between the Corporation
              and the Bank of Nova Scotia, as agent,
              both dated as of July 15, 1994
              were previously filed as Exhibits
              to the Corporation's Quarterly
              Report on Form 10-Q for the period
              ending June 30, 1994 (Document
              No. 0-1093 filed with the Securities
              and Exchange Commission on August 11,
              1994) and are incorporated in this
              report by reference.

Exhibit 4c    The Revolving Credit Agreement           attached
              between the Corporation and The
              Bank of Nova Scotia and Fleet National
              Bank of Connecticut, as
              Co-Administrative Agents, dated
              as of January 29, 1996.

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

Exhibit 11    Statement regarding computation          Attached
              of per common share earnings.

Exhibit 13    Portions of the Corporation's            Attached
              1995 Annual Report to
              Shareholders as required by
              Item 8.

Exhibit 21    Subsidiaries.                            Attached

Exhibit 23    Consent of Independent Auditors.         Attached

Exhibit 24    Power of attorney under which            Attached
              this report has been signed on
              behalf of certain Directors.

Exhibit 27    Financial Data Schedule                  Attached