Form 10-Q
period 1996-03-31
KAMAN CORP
filed 1996-05-10
CIK 54381

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
- --- SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1996.
    ---------------
    OR

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


Registrant's telephone number, including area code: (860) 243-7100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes x   No
                              ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 1, 1996:

                         Class A Common     17,911,183
                         Class B Common        667,814




                           Page 1 of 13 Pages

                     KAMAN CORPORATION AND SUBSIDIARIES
                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

             Condensed Consolidated Balance Sheets(In thousands)

                                            March 31,        December 31,
            Assets                            1996              1995
            ------                     -----------------  ------------------
Current assets:
  Cash                                          $  5,175            $  4,078
  Accounts receivable (net of
    allowance for doubtful
    accounts of $2,411 in
    1996, $2,289 in 1995)                        192,466             177,878
  Inventories:
    Raw materials                     $  8,708            $  8,761
    Work-in-process                     71,001              53,696
    Finished goods                      22,638              22,870
    Merchandise for resale             107,011   209,358   107,407   192,734
                                       -------             -------

  Other current assets                            29,974              30,174
                                                 -------             -------
    Total current assets                         436,973             404,864

Property, plant & equip., at cost      189,056             189,317
  Less accumulated depreciation
    and amortization                   108,544             106,263
                                       -------             -------
  Net property, plant & equipment                 80,512              83,054
Other assets                                      12,065              12,151
                                                --------            --------
                                                $529,550            $500,069
                                                ========            ========
            Liabilities and Shareholders' Equity
            ------------------------------------
Current liabilities:
  Notes payable                                 $ 63,650            $ 63,498
  Accounts payable                                68,769              61,729
  Accrued liabilities                             37,632              38,151
  Other current liabilities                       42,633              42,895
                                                 -------             -------
    Total current liabilities                    212,684             206,273

Deferred credits                                  13,706              13,127
Long-term debt, excl. current portion             86,202              66,386

Shareholders' equity:
  Series 2 preferred stock            $ 57,167            $ 57,167
  Other shareholders' equity           159,791   216,958   157,116   214,283
                                      --------  --------  --------  --------
                                                $529,550            $500,069
                                                ========            ========

                     KAMAN CORPORATION AND SUBSIDIARIES

Item 1. Financial Statements, Continued:

               Condensed Consolidated Statements of Earnings
                  (In thousands except per share amounts)


                                                   For the Three Months
                                                      Ended March 31,
                                                   --------------------
                                                   1996            1995
                                                   ----            ----
Revenues                                        $ 240,033       $ 210,016

Costs and expenses:
  Cost of sales                                   177,464         152,166
  Selling, general and
    administrative expense                         51,013          46,525
  Interest expense                                  2,429           1,834
  Other expense                                       155             285
                                                 --------         -------
                                                  231,061         200,810
                                                 --------         -------
Earnings before
  income taxes                                      8,972           9,206

Income taxes                                        3,770           3,656
                                                 --------         -------
Net earnings                                    $   5,202       $   5,550
                                                 ========         =======
Preferred stock dividend
  requirement                                   $    (929)      $    (929)
                                                 ========         =======
Earnings applicable to
  common stock                                  $   4,273       $   4,621
                                                 ========         =======
Net earnings per common share:
  Primary                                       $     .23       $     .25
  Fully diluted                                 $     .22       $     .24
                                                 ========         =======
Dividends declared per share:
  Series 2 preferred stock                      $    3.25       $    3.25
  Common stock                                  $     .11       $     .11
                                                 ========         =======


                         KAMAN CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                     For the Three Months
                                                        Ended March 31,
                                                    --------------------
                                                       1996       1995
                                                    ---------   --------
Cash flows from operating activities:

  Net earnings                                       $ 5,202    $ 5,550
  Depreciation and amortization                        2,980      2,829
  Gain on sale of assets                                (213)    (1,756)
  Changes in current assets and liabilities          (24,753)   (34,117)
  Other, net                                             645        331
                                                     --------   --------
    Cash provided by (used in) operating
      activities                                     (16,139)   (27,163)
                                                     --------   --------
Cash flows from investing activities:

  Proceeds from sale of assets                         1,669      3,639
  Expenditures for property, plant & equipment        (1,794)    (2,393)
  Other, net                                            (170)       (38)
                                                     --------   --------
    Cash provided by (used in) investing
      activities                                        (295)     1,208
                                                     --------   --------
Cash flows from financing activities:

  Additions to notes payable                             152      3,791
  Additions to long-term debt                         20,000     25,000
  Dividends paid                                      (2,970)    (2,939)
  Other, net                                             349        360
                                                     --------   --------
    Cash provided by (used in) financing
      activities                                      17,531     26,212
                                                     --------   --------

Net increase in cash                                   1,097        257

Cash at beginning of period                            4,078      3,711
                                                     --------   --------
Cash at end of period                                $ 5,175    $ 3,968
                                                     ========   ========

                     KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued



Item 1.  Financial Statements, Continued:

            Notes to Condensed Consolidated Financial Statements
                               (In Thousands)



Basis of Presentation
- ----------------------

The December 31, 1995 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of Kaman Corporation and subsidiaries.

The balance of the condensed financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented and are of a normal recurring nature unless otherwise disclosed in this report.

The statements should be read in conjunction with the notes to the consolidated financial statements included in Kaman
Corporation's 1995 Annual Report.




Cash Flow Items
- ---------------

Cash payments for interest were $2,717 and $2,201 for the three months ended March 31, 1996 and 1995, respectively. Cash payments for income taxes for the comparable periods were $1,158 and $934, respectively.

                    KAMAN CORPORATION AND SUBSIDIARIES
                PART I - FINANCIAL INFORMATION, Continued



Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


Results of Operations
- ---------------------

Consolidated revenues for the three month period ended March 31, 1996 were $240.0 million compared to $210.0 million for the same period of 1995. These results reflect increased revenues in both the Distribution and Diversified Technologies segments.

For the first quarter of 1996, Distribution segment revenues
increased by about 7% compared to the same period of 1995.   These
results are attributable to the industrial distribution business, which constitutes 75% of the Distribution segment.

During the first quarter, Industrial Distribution sales continued to benefit from a relatively healthy domestic economy. Revenue increases have been stronger than the rate of increase in industrial production, however, due in part to the company's efforts to expand partnering relationships with suppliers, address the needs of customers who want to consolidate their vendor base, and provide value added services in areas such as electrical and electronic systems, materials handling, and precision positioning systems. For its larger customers, the corporation is increasingly being given the opportunity to perform an "integrated supply" function, involving management of the customer's parts inventories and associated personnel as well as selection of suppliers for the facility. These initiatives, in combination with enhanced operating efficiencies attained during the past few years, have resulted in increased market share for the industrial distribution business. Even so, management is closely monitoring economic indicators for any signs of a possible slowdown in the domestic economy.

Music Distribution sales also increased slightly during the first quarter, which results are attributable to both foreign and domestic markets.

Diversified Technologies segment revenues increased by about 29% for the first quarter of 1996 compared to the first quarter of 1995, largely due to sales of the K-MAX (Registered Trademark) helicopter and SH-2G retrofit work in connection with the Republic of Egypt's acquisition of ten (10) SH-2G helicopters from the U.S. Navy.

Within the Diversified Technologies segment, management continues initiatives to adapt the corporation's businesses to conditions in defense and commercial aircraft markets. With respect to its SH-2

                        KAMAN CORPORATION AND SUBSIDIARIES
                     PART I - FINANCIAL INFORMATION, Continued



Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (cont.)


helicopter, management is pursuing the potential for use of this aircraft by foreign military services. In 1995, the corporation began work pursuant to a letter agreement between the Republic of Egypt and the U.S. Navy for the acquisition of ten (10) SH-2G helicopters. This work, which could have a value of up to $135 million over a three year period, involves the retrofit of SH-2F helicopters already manufactured for the U.S. Navy into the SH-2G configuration. The contract between the corporation and the U.S. Navy for this work is still in the negotiation process, however, the corporation has received a contract to provide long lead materials and services in support of the sale in the amount of $56
million.   Deliveries are scheduled to begin in the third quarter
of 1997. The corporation is pursuing other opportunities for foreign sales as well; during 1995 an office was established in Australia to coordinate work on competitions in New Zealand, Australia, and Malaysia. The corporation is one of only two competitors (and the only U.S. company) that was invited to enter the Best and Final Offer process for the government of New Zealand's procurement of four (4) to six (6) aircraft. The corporation has submitted its best and final offer and New Zealand officials are expected to announce their decision sometime during the second quarter of 1996. Although the corporation is not manufacturing further aircraft for the U.S. Navy, sixteen aircraft are currently in the Naval Reserves and the corporation expects to provide logistics and spare parts support for these aircraft.

As to its advanced technology defense programs, management continues to believe that it is well positioned to compete in a defense environment that is increasingly emphasizing advanced technology "smart weapons" programs in its strategic planning. The corporation has significant expertise in the field of high-technology programs, having performed a multitude of government contracts over the years. These contracts have involved products and systems, as well as services such as computer software development, intelligence analysis, and research and development. The corporation continues to be successful in maintaining revenues from this type of business, however, competition for these contracts is increasing.

The corporation is also involved in aerospace subcontracting work for several commercial airframe manufacturing programs. This work has been affected by weakness in the domestic aircraft industry in the last several years. However, there are indications from the commercial aircraft industry itself of some potential for renewed health in the industry, with the roll out of the new Boeing 777 being a prime example. Additionally, the Department of Defense announcement regarding longer term production of the McDonnell Douglas C-17 is an encouraging sign.

                  KAMAN CORPORATION AND SUBSIDIARIES
             PART I - FINANCIAL INFORMATION, Continued



Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (cont.)


The K-MAX helicopter program is now in its second year of commercial operation. K-MAX is a medium to heavy lift 'aerial truck' with operating characteristics that distinguish it from other helicopters for use in logging, fire fighting, reforestation, utility power line work, and other applications. The aircraft is now certified in the United States, Canada, and Switzerland; final approval in Japan is anticipated in the second quarter of 1996.
The special lease program for the first five (5) helicopters has been substantially completed; the corporation continues to lease certain of the aircraft, generally with initial customers. For the most part, the aircraft is now being sold in the United States and abroad. Production of six (6) aircraft is scheduled for 1996. Management continues to take a conservative approach to market introduction of this aircraft and expects that sales and
profitability will take some time to achieve.   Management also
believes that a conservative approach is prudent since the market has been affected by a number of military surplus aircraft that have been (and may be in the future) released to the public at lower cost than new aircraft.

In April 1996 the Military Sealift Command ("MSC"), U.S. Navy, awarded the corporation a contract to provide an extended demonstration of the K-MAX helicopter's vertical replenishment ("VERTREP") capability. Under the award, two (2) K-MAX helicopters will support MSC airborne cargo movement for a period of approximately 30 days, with an optional 180 day follow-on period. The value of the contract, with the option, is estimated at $5.7 million. The demonstration will be conducted under a charter/lease arrangement whereby the corporation provides the aircraft, crew, and all maintenance and logistics support. This is the second MSC award that the corporation has received for this type of work; the first award was for a two month VERTREP demonstration in the third quarter of 1995. Management believes that this may be another step by the federal government toward acquisition reform by evaluating the concept of charter/lease for this aircraft in a non-combat role.

Total operating income for the segments increased 7% for the quarter ended March 31, 1996 compared to the same period of 1995. Operating profits for Diversified Technologies increased 8% for the quarter, compared to the same period last year. First quarter 1995 results for Diversified Technologies included a gain on the sale of land, however. If the gain is disregarded, operating profits for the first quarter of 1996 increased some 33%, due in part to two aerospace subcontract programs that are in the final stages of completion. Operating profits for Distribution were up about 5% overall for the quarter, compared to the same period last year. Work continues in the Music business to address manufacturing costs for its European activities.

                   KAMAN CORPORATION AND SUBSIDIARIES
                 PART I - FINANCIAL INFORMATION, Continued


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (cont.)


Interest expense for the first quarter of 1996 increased 32% compared to the same period of 1995, due to increases in average borrowings and higher interest rates.

The consolidated effective income tax rate for the first three months of 1996 was 42.0%. For the same period of 1995, the rate was 39.7%.

Net earnings for the quarter ended March 31, 1996 were $5.2 million, compared to $5.6 million for the same period of 1995. After giving effect to preferred stock dividend requirements, earnings available to common shareholders were $4.3 million for the first quarter of 1996 compared to $4.6 million for the same period of 1995. First quarter 1995 results included a gain of approximately $1.8 million on the sale of real estate within the Diversified Technologies segment. Adjusted to exclude this one-time gain, net earnings for the first quarter of 1996 were up approximately 16% compared to the prior year.


Liquidity and Capital Resources
- -------------------------------

The corporation's cash flow from operations has generally been sufficient to finance a significant portion of its working capital and other capital requirements. In recent periods, the corporation has financed somewhat more of its requirements from bank borrowings.

For general borrowing purposes, the corporation maintains a revolving credit agreement involving twelve domestic and foreign banks. This facility was effective on January 29, 1996 and replaces two previous revolving credit arrangements. The new facility provides a maximum unsecured line of credit of $250 million and involves many of the same lenders as the previous arrangements. The agreement has a term of five years and contains various covenants, including debt to capitalization, consolidated net worth requirements, and limitations on other loan indebtedness that may be incurred.

As of March 31, 1996, the corporation's aggregate borrowings were $113.0 million, most of which was borrowed under the revolving credit facility. Average borrowings were $116.9 million for the quarter, compared to $76.5 million for the same period of last year.

                   KAMAN CORPORATION AND SUBSIDIARIES
                PART I - FINANCIAL INFORMATION, Continued



Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (cont.)


The corporation has a stock repurchase program under which it may
repurchase slightly more than 700,000 Class A shares.   As of
March 31, 1996, a total of 188,000 Class A shares had been repurchased under the program. The primary purpose of the stock repurchase program is to meet the needs of the Employees Stock Purchase Plan and Stock Incentive Plan.

Management believes that the corporation's cash flow from operations and available unused bank lines of credit under its new revolving credit agreement will be sufficient to finance its working capital and other capital requirements for the foreseeable future. These requirements may include working capital requirements for potential foreign sales of the SH-2 helicopter.


Forward Looking Statements
- --------------------------

This report includes forward-looking statements that describe the corporation's business prospects. Readers should keep in mind factors that could have an adverse impact on those prospects. These include political, economic, or other conditions, such as recessionary or expansive trends, inflation rates, currency exchange rates, taxes and regulations and laws affecting the business; and standard government contract provisions permitting termination for the convenience of the government; as well as product competition, pricing, the degree of acceptance of new products to the marketplace, and the difficulty of forecasting sales at various times in various markets.

                  KAMAN CORPORATION AND SUBSIDIARIES

                     Part II - OTHER INFORMATION



Item 4.   Submission of Matters to Vote of Security Holders

     The annual meeting of the shareholders of the corporation was held at the offices of the corporation on April 16, 1996.
Following is a brief description of each matter voted upon at the meeting:

     1.   Election of Directors
          ---------------------

     The following fourteen (14) individuals were elected directors of the corporation to serve until the next annual meeting and until their successors have been elected:

         E. Reeves Callaway III   Eileen S. Kraus
         Frank C. Carlucci        Hartzel Z. Lebed
         Laney J. Chouest         John A. DiBiaggio
         Harvey S. Levenson       Walter H. Monteith, Jr.
         Edythe J. Gaines         John S. Murtha
         Huntington Hardisty      Wanda Lee Rogers
         Charles H. Kaman
         C. William Kaman II

     For each director, the Class B shareholders voted 602,951 shares in favor; no shares against; no abstentions; and no broker non-votes.


     2.   Authorization to Elect One Additional Director
          ----------------------------------------------

     A proposal to authorize the Board of Directors to elect one
(1) additional director during the ensuing year was adopted by the Class B shareholders who voted 602,366 shares in favor; 585 shares against; no abstentions; and no broker non-votes.


     3.   Appointment of KPMG Peat Marwick LLP
          ------------------------------------

     A proposal to appoint KPMG Peat Marwick LLP as auditors for the corporation during the ensuing year was adopted by the Class B shareholders, who voted 602,851 shares in favor; no shares against; 100 shares abstaining; and no broker non-votes.

                      KAMAN CORPORATION AND SUBSIDIARIES

                         PART II - OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits to Form 10-Q:

              (11)  Earnings per common share computation

              (27)  Financial Data Schedule

         (b)  Reports on Form 8-K:

              There have been no reports on Form 8-K filed during the quarter ended March 31, 1996.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KAMAN CORPORATION
                                   Registrant





Date:    May 10, 1996          By  Charles H. Kaman
                                   President and
                                   Chief Executive Officer
                                   (Duly Authorized Officer)





Date:    May 10, 1996          By  Robert M. Garneau
                                   Executive Vice President and
                                   Chief Financial Officer

                    KAMAN CORPORATION AND SUBSIDIARIES

                              Index to Exhibits








Exhibit 11    Earnings Per Share Common
              Computation                            Attached



Exhibit 27    Financial Data Schedule                Attached