Form 10-Q
period 1996-06-30
KAMAN CORP
filed 1996-08-12
CIK 54381

                   SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

                               FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---  SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

     JUNE 30, 1996.
     --------------

     OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
- ---  ______________ TO ______________


Commission File No. 0-1093


                         KAMAN CORPORATION
                    (Exact Name of Registrant)

      Connecticut                       06-0613548
(State of Incorporation)     (I.R.S. Employer Identification No.)


                         Blue Hills Avenue
                   Bloomfield, Connecticut 06002
             (Address of Principal Executive Offices)

Registrant's telephone number, including area code: (860)243-7100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  x      No
                               ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1996:

                         Class A Common   17,968,009
                         Class B Common      667,814

                            Page 1 of 12 Pages

                     KAMAN CORPORATION AND SUBSIDIARIES
                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

                     Condensed Consolidated Balance Sheets
                                (In thousands)

                                             June 30,        December 31,
           Assets                              1996              1995
           ------                       ----------------  -----------------
Current assets:
  Cash                                          $  4,278          $  4,078
  Accounts receivable (net of allowance
    for doubtful accounts of $2,572 in
    1996, $2,289 in 1995)                        198,174           177,878
  Inventories:
    Raw materials                      $  9,266          $  8,761
    Work-in-process                      68,846            53,696
    Finished goods                       16,222            22,870
    Merchandise for resale              112,189  206,523  107,407  192,734
                                       --------          --------
  Other current assets                            28,619            30,174
                                                --------          --------
    Total current assets                         437,594           404,864

Property, plant and equipment, at cost  190,841           189,317
  Less accumulated depreciation and
    amortization                        111,012           106,263
                                       --------          --------
  Net property, plant and equipment               79,829            83,054
Other assets                                      11,997            12,151
                                                --------          --------
                                                $529,420          $500,069
                                                ========          ========
           Liabilities and Shareholders' Equity
           ------------------------------------
Current liabilities:
  Notes payable                                 $ 57,779          $ 63,498
  Accounts payable                                75,027            61,729
  Accrued liabilities                             40,719            38,151
  Other current liabilities                       36,131            42,895
                                                --------          --------
    Total current liabilities                    209,656           206,273

Deferred credits                                  13,628            13,127
Long-term debt, excluding current
  portion                                         86,107            66,386

Shareholders' equity:
  Series 2 preferred stock             $ 57,167          $ 57,167
  Other shareholders' equity            162,862  220,029  157,116  214,283
                                       -------- -------- -------- --------
                                                $529,420          $500,069
                                                ========          ========
                                            - 2 -

                        KAMAN CORPORATION AND SUBSIDIARIES
                    PART I - FINANCIAL INFORMATION, Continued


Item 1. Financial Statements, Continued:

           Condensed Consolidated Statements of Earnings
              (In thousands except per share amounts)

                               For the Three Months   For the Six Months
                                  Ended June 30,         Ended June 30,
                               --------------------   ------------------
                                  1996      1995         1996      1995
                                  ----      ----         ----      ----
Revenues                        $246,525  $221,938    $486,558  $431,954

Costs and expenses:
    Cost of sales                185,716   165,230     363,180   317,396
    Selling, general and
        administrative expense    48,532    46,696      99,545    93,221
    Interest expense               2,377     2,250       4,806     4,084
    Other expense                    134       (45)        289       240
                                --------  --------    --------  --------
                                 236,759   214,131     467,820   414,941
                                --------  --------    --------  --------

Earnings before income taxes       9,766     7,807      18,738    17,013

Income taxes                       4,354     3,144       8,124     6,800
                                --------  --------    --------  --------
Net earnings                    $  5,412  $  4,663    $ 10,614  $ 10,213
                                ========  ========    ========  ========
Preferred stock dividend
    requirement                 $   (929) $   (929)   $ (1,858) $ (1,858)
                                ========  ========    ========  ========
Earnings applicable to
    common stock                $  4,483  $  3,734    $  8,756  $  8,355
                                ========  ========    ========  ========
Net earnings per common share:
    Primary                     $    .24  $    .20    $    .47  $    .45
    Fully diluted               $    .23  $    .20    $    .45  $    .44
                                ========  ========    ========  ========
Dividends declared per share:
    Series 2 preferred stock    $   3.25  $   3.25    $   6.50  $   6.50
    Common stock                $    .11  $    .11    $    .22  $    .22
                                ========  ========    ========  ========

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 1. Financial Statements, Continued:

             Condensed Consolidated Statements of Cash Flows
                             (In thousands)

                                                 For the Six Months
                                                    Ended June 30,
                                                 -------------------
                                                  1996         1995
                                                 ------       ------
Cash flows from operating activities:
    Net earnings                                $10,614      $10,213
    Depreciation and amortization                 5,990        5,627
    Gain on sale of assets                         (295)      (1,773)
    Changes in current assets and liabilities   (23,428)     (34,667)
    Other, net                                      652          789
                                                --------     --------
        Cash provided by (used in) operating
          activities                             (6,467)     (19,811)
                                                --------     --------
Cash flows from investing activities:
    Proceeds from sale of assets                  1,758        3,810
    Expenditures for property, plant &
      equipment                                  (3,992)      (5,367)
    Other, net                                     (240)        (122)
                                                --------     --------
        Cash provided by (used in) investing
          activities                             (2,474)      (1,679)
                                                --------     --------
Cash flows from financing activities:
    Additions(reductions) to notes payable       (5,719)       1,250
    Additions to long-term debt                  20,000       25,000
    Dividends paid                               (5,946)      (5,885)
    Other, net                                      806          518
                                                --------     --------
        Cash provided by (used in) financing
          activities                              9,141       20,883
                                                --------     --------
Net increase(decrease) in cash                      200         (607)

Cash at beginning of period                       4,078        3,711
                                                --------     --------
Cash at end of period                           $ 4,278      $ 3,104
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



Cash Flow Items
- ---------------
Cash payments for interest were $4,582 and $3,866 for the six months ended June 30, 1996 and 1995, respectively. Cash payments for income taxes for the six months ended June 30, 1996 and 1995 were $6,675 and $1,743, respectively.

                    KAMAN CORPORATION AND SUBSIDIARIES
                PART I - FINANCIAL INFORMATION, Continued


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations


Results of Operations
- ---------------------

Consolidated revenues for the three month and six month periods ended
June 30, 1996 were up 11% and 13% respectively, compared to the same periods of 1995. These results reflect increased revenues in both the Distribution and Diversified Technologies segments.

Distribution segment revenues increased approximately 8% for the quarter and six months ended June 30, 1996 compared to the same periods of 1995.
Revenue increases in both the industrial distribution (which constitutes 75% of the segment's revenues) and music distribution businesses contributed to these results.

For the quarter and six months ended June 30, 1996, Industrial Distribution sales have continued to increase at a stronger rate than that of industrial production generally. Results are due in part to the company's efforts to expand partnering relationships with suppliers, address the needs of customers who want to consolidate their vendor base, and provide value-added services in areas such as electrical and electronic systems, materials handling, and precision positioning systems. The company currently plans to open several new branch operations during the year in the south and midwest regions of the United States to service new customers and develop additional business. These are geographical regions where the company has not traditionally had a strong presence. In addition, the company is increasingly being given the opportunity to perform an "integrated supply" function for its larger customers, which includes management of the customer's parts inventories and associated personnel as well as selection of suppliers for the facility. Management believes that these initiatives, in combination with enhanced operating efficiencies attained during the past few years, have resulted in increased market share for this business.

Music Distribution sales increased 20% and 14% for the three month and six month periods, compared to the same periods of 1995. These results reflect positive foreign and domestic economic conditions and demand for its products.

Diversified Technologies segment revenues increased approximately 16% for the quarter and 22% for the six months ended June 30, 1996 compared to the same periods of 1995. The increases are primarily attributable to sales of the K-MAX (Registered Trademark) helicopter, SH-2G retrofit work in connection with the Republic of Egypt's acquisition of ten (10) SH-2G helicopters from the U.S. Navy, and to some extent, increases in scientific services.

                     KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)


Within the Diversified Technologies segment, management continues initiatives to adapt the corporation's businesses to conditions in defense and commercial aircraft markets. With respect to its SH-2 helicopter, management is pursuing the potential for use of this aircraft by foreign military services. In 1995, the corporation began work pursuant to a letter agreement between the Republic of Egypt and the U.S. Navy for the acquisition of ten (10) SH-2G helicopters. This work, which could have a value of up to $160 million over a three-year period, involves the retrofit of SH-2F helicopters already manufactured for the U.S. Navy into the SH-2G configuration. The contract between the corporation and the U.S. Navy for this work is not yet finalized, however, the corporation has received a contract to provide long lead materials and services in support of the sale
in the amount of $56 million.   Deliveries are scheduled to begin in the
fourth quarter of 1997. The corporation is also seeking other opportunities for foreign sales and has established an office in Australia to coordinate work on competitions in New Zealand, Australia, and Malaysia. Regarding New Zealand's procurement of four (4) to six (6) aircraft, the corporation was the only U.S. company among the two competitors that were invited to enter the Best and Final Offer process, and the corporation's offer has been submitted. The corporation was notified in July by the New Zealand government that there will be a postponement of its award announcement until the November 1996 time frame, after general elections are held in that country. In the U.S., while the corporation is not manufacturing further aircraft for the U.S. Navy, sixteen aircraft are currently in the Naval Reserves and the corporation expects to provide logistics and spare parts support for these aircraft.

As to its advanced technology defense programs, management continues to believe that it is well positioned to compete in the current defense environment where emphasis is being placed upon advanced technology "smart weapons" programs. The corporation has significant experience and expertise with advanced technology programs, having performed a multitude of government contracts over the years. These contracts have involved products and systems, as well as services such as computer software development, intelligence analysis, and research and development. The corporation continues to be successful in maintaining revenues from this type of business, however, competition for these contracts has increased.

The corporation also performs aerospace subcontracting work for several airframe manufacturing programs. This business had been adversely affected by weakness in the domestic aircraft industry for some time, however there has recently been some evidence of renewed health in the industry, with the roll out of the new Boeing 777 and the government's announcement regarding longer term production of the McDonnell Douglas C-17 being good examples.

                     KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)


The K-MAX program is now in its second year of commercial operation. K-MAX is a medium to heavy lift "aerial truck" with operating characteristics that distinguish it from other helicopters for use in logging, fire fighting, reforestation, utility power line work, and other applications. The aircraft is now certified in the United States, Canada, Japan, and Switzerland. The special lease program for the first five (5) helicopters has been substantially completed. The corporation continues to lease a few of the aircraft, generally with initial customers. Otherwise, the aircraft is being sold in the United States and abroad. Production of six (6) aircraft is scheduled for 1996. Management continues to take a conservative approach to market introduction of this aircraft and expects that sales and profitability will take some time to achieve. Management also believes that a conservative approach is prudent since the market has been affected by a number of military surplus aircraft that have been (and may be in the future)released to the public at lower cost than new aircraft.

In April 1996 the Military Sealift Command ("MSC"), U.S. Navy, awarded the corporation a contract to provide an extended demonstration of the K-MAX helicopter's vertical replenishment ("VERTREP") capability. That demonstration began in May, with two (2) K-MAX helicopters scheduled to support MSC airborne cargo movement for a period of seven (7) months. The value of the contract is estimated at $5.7 million. The demonstration is being conducted under a charter/lease arrangement whereby the corporation provides the aircraft, crew, and all maintenance and logistics support.
This is the second MSC award that the corporation has received for this type of work; the first award was for a two-month VERTREP demonstration in the third quarter of 1995. Management believes that the federal government's continuing evaluation of the charter/lease concept for K-MAX in a non-combat role represents another significant step forward in the process of defense acquisition reform.

Total operating income for the segments increased approximately 19% and 13% for the three month and six month periods ended June 30, 1996 compared to the same periods of 1995. Operating profits for the Diversified Technologies segment increased some 13% and 11% for the quarter and six month periods, from the same periods last year. Results for the first quarter of 1995 included a gain on the sale of land in this segment. If the gain is disregarded, operating profits for the first six months of 1996 increased 23%, due primarily to two aerospace subcontract programs that are in the final stages of completion and work on the SH-2G sale for Egypt. Operating profits for the Distribution segment were up about 27% and 16% respectively for the three month and six month periods ended June 30, 1996, compared to the same periods last year, due to relatively healthy domestic and foreign markets. Work continues in the Music business to address manufacturing costs for its European activities.

                     KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)


Interest expense for the first half of 1996 increased almost 18% compared to the same period of 1995, due to increases in average borrowings and higher interest rates.

The consolidated effective income tax rate for the first six months of 1996 was 43.4%. For the same period of 1995, the rate was 40.0%.

Net earnings for the quarter ended June 30, 1996 were $5.4 million, compared to $4.7 million for the same period of 1995. After giving effect to preferred stock dividend requirements, earnings available to common shareholders were $4.5 million for the second quarter of 1996 compared to $3.7 million for the same period of 1995.

Net earnings for the six months ended June 30, 1996 were $10.6 million, compared to $10.2 million for the same period of 1995. After giving effect to preferred stock dividend requirements, earnings available to common shareholders were $8.8 million for the six-month period of 1996 compared to $8.4 million for the same period of 1995. Results for 1995 included a gain of approximately $1.8 million on the sale of real estate within the Diversified Technologies segment. Adjusted to exclude this one-time gain, net earnings for the first six months of 1996 were up approximately 16% over 1995.


Liquidity and Capital Resources
- -------------------------------

The corporation's cash flow from operations has generally been sufficient to finance a significant portion of its working capital and other capital requirements. In recent periods, the corporation has financed somewhat more of its requirements from bank borrowings.

For general borrowing purposes, the corporation maintains a revolving credit agreement involving twelve domestic and foreign banks. This facility was established in January 1996 and provides a maximum unsecured line of credit of $250 million. It replaces two previous revolving credit arrangements and involves many of the same lenders that participated in those arrangements. The agreement has a term of five years and contains various covenants, including debt to capitalization, consolidated net worth requirements, and limitations on other loan indebtedness that the corporation may incur.

As of June 30, 1996, the corporation's aggregate borrowings were $107.1 million, most of which was borrowed under the revolving credit facility. Average borrowings were $119.0 million for the first six months of 1996, compared to $86.0 million for the same period last year.

                     KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)


The corporation has a stock repurchase program under which it may repurchase
slightly more than 700,000 Class A shares.   As of June 30, 1996, a total of
188,000 Class A shares had been repurchased under the program. The primary purpose of the stock repurchase program is to meet the needs of the Employees Stock Purchase Plan and Stock Incentive Plan.

Management believes that the corporation's cash flow from operations and available unused bank lines of credit under its revolving credit agreement will be sufficient to finance its working capital and other capital requirements for the foreseeable future. These requirements may include working capital requirements for potential foreign sales of the SH-2 helicopter.


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

                         PART II - OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits to Form 10-Q:

              (11)  Earnings per common share computation

              (27)  Financial Data Schedule

         (b)  Reports on Form 8-K:

              There have been no reports on Form 8-K filed during the quarter ended June 30, 1996.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KAMAN CORPORATION
                                   Registrant





Date: August 12, 1996          By  Charles H. Kaman
                                   President and
                                   Chief Executive Officer
                                   (Duly Authorized Officer)





Date: August 12, 1996          By  Robert M. Garneau
                                   Executive Vice President and
                                   Chief Financial Officer

                    KAMAN CORPORATION AND SUBSIDIARIES

                              Index to Exhibits








Exhibit 11    Earnings Per Share Common
              Computation                            Attached



Exhibit 27    Financial Data Schedule                Attached