Form 10-Q
period 1996-09-30
KAMAN CORP
filed 1996-11-12
CIK 54381

              SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q



 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
--- SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
    ENDED SEPTEMBER 30, 1996.
          ------------------
     OR


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

                           Yes  x   No
                               ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1996:

                         Class A Common   18,032,940
                         Class B Common      667,814


                         Page 1 of 13 Pages

                      KAMAN CORPORATION AND SUBSIDIARIES
                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

               Condensed Consolidated Balance Sheets(In thousands)

                                         September 30,        December 31,
            Assets                            1996                1995
            ------                     -----------------   -----------------
Current assets:
  Cash                                          $  5,268            $  4,078
  Accounts receivable (net of allowance
    for doubtful accounts of $2,772
    in 1996, $2,289 in 1995)                     209,961             177,878
  Inventories:
    Raw materials                      $  9,548            $  8,761
    Work-in-process                      67,803              53,696
    Finished goods                       18,653              22,870
    Merchandise for resale              113,430  209,434    107,407  192,734
                                        -------             -------
  Other current assets                            32,787              30,174
                                                 -------             -------
    Total current assets                         457,450             404,864

Property, plant & equip., at cost       191,381             189,317
  Less accumulated depreciation
    and amortization                    113,397             106,263
                                        -------             -------
  Net property, plant & equipment                 77,984              83,054
Other assets                                      12,013              12,151
                                                --------            --------
                                                $547,447            $500,069
                                                ========            ========
            Liabilities and Shareholders' Equity
            ------------------------------------
Current liabilities:
  Notes payable                                 $ 75,297            $ 63,498
  Accounts payable                                71,942              61,729
  Accrued liabilities                             37,832              38,151
  Other current liabilities                       39,249              42,895
                                                --------             -------
    Total current liabilities                    224,320             206,273

Deferred credits                                  13,847              13,127
Long-term debt, excl. current portion             85,760              66,386

Shareholders' equity:
  Series 2 preferred stock             $ 57,167            $ 57,167
  Other shareholders' equity            166,353  223,520    157,116  214,283
                                       --------  -------   --------  -------
                                                $547,447            $500,069
                                                ========            ========

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 1. Financial Statements, continued:

           Condensed Consolidated Statements of Earnings
              (In thousands except per share amounts)

                                  For the Three Months   For the Nine Months
                                  Ended September 30,    Ended September 30,
                                  --------------------   -------------------
                                      1996       1995       1996      1995
                                      ----       ----       ----      ----

Revenues                           $227,994    $225,981   $714,552  $657,935

Costs and expenses:
  Cost of sales                     170,361     169,196    533,541   486,592
  Selling, general and
    administrative expense           45,103      46,768    144,648   139,989
  Interest expense                    2,472       2,308      7,278     6,392
  Other expense                         173         114        462       354
                                   --------    --------    -------   -------
                                    218,109     218,386    685,929   633,327
                                   --------    --------    -------   -------

Earnings before income taxes          9,885       7,595     28,623    24,608

Income taxes                          4,051       3,024     12,175     9,824
                                   --------     -------    -------   -------
Net earnings                      $   5,834    $  4,571   $ 16,448  $ 14,784
                                   ========     =======    =======   =======
Preferred stock dividend
  requirement                     $    (929)   $   (929)  $ (2,787) $ (2,787)
                                   ========     =======    =======   =======
Earnings applicable to
   common stock                   $   4,905    $  3,642   $ 13,661  $ 11,997
                                   ========     =======    =======   =======
Net earnings per common share
     - Primary                    $     .26    $    .20   $    .73  $    .65
     - Fully diluted              $     .25    $    .20   $    .70  $    .64
                                   ========     =======    =======   =======
Dividends declared per share:
     - Series 2 preferred stock   $    3.25    $   3.25   $   9.75  $   9.75
     - Common stock               $     .11    $    .11   $    .33  $    .33
                                   ========     =======    =======   =======


                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 1. Financial Statements, continued:

             Condensed Consolidated Statements of Cash Flows
                             (In thousands)

                                                    For the Nine Months
                                                     Ended September 30,
                                                     -------------------
                                                        1996      1995
                                                     ---------  --------

Cash flows from operating activities:

  Net earnings                                      $ 16,448    $ 14,784
  Depreciation and amortization                        9,044       9,204
  Gain on sale of assets                                (264)     (1,779)
  Changes in current assets and liabilities          (45,148)    (63,710)
  Other, net                                             956       1,131
                                                    ---------    --------
    Cash provided by (used in) operating
      activities                                     (18,964)    (40,370)
                                                    ---------    --------
Cash flows from investing activities:

  Proceeds from sale of assets                         1,789       3,975
  Expenditures for property, plant & equipment        (5,156)     (7,897)
  Other, net                                            (366)       (101)
                                                    ---------    --------
    Cash provided by (used in) investing
      activities                                      (3,733)     (4,023)
                                                    ---------    --------
Cash flows from financing activities:

  Additions to notes payable                          11,799      11,955
  Additions to long-term debt                         20,000      40,000
  Dividends paid                                      (8,929)     (8,837)
  Other, net                                           1,017         733
                                                    ---------   ---------
    Cash provided by (used in) financing
      activities                                      23,887      43,851
                                                    ---------   ---------

Net increase (decrease) in cash                        1,190        (542)

Cash at beginning of period                            4,078       3,711
                                                    ---------   ---------
Cash at end of period                               $  5,268    $  3,169
                                                    =========   =========

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, continued:


            Notes to Condensed Consolidated Financial Statements
                               (In Thousands)



Basis of Presentation
---------------------
The December 31, 1995 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of Kaman Corporation and subsidiaries.

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



Cash Flow Items
---------------
Cash payments for interest were $7,482 and $6,167 for the nine months ended September 30, 1996 and 1995, respectively. Cash payments for income taxes for the comparable periods were $9,070 and $2,536, respectively.

                         KAMAN CORPORATION AND SUBSIDIARIES
                     PART I - FINANCIAL INFORMATION, Continued


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations


Results of Operations
---------------------

Consolidated revenues for the three month and nine month periods ended September 30, 1996 were up 1% and 9%, respectively, compared to the same periods of 1995. These results reflect year-to-date increases in revenues in both the Distribution and Diversified Technologies segments.

Distribution segment revenues increased approximately 2% and 6% for the quarter and nine months ended September 30, 1996, respectively, compared to the same periods of 1995. Revenue increases in both the industrial distribution (which constitutes 75% of the segment's revenues) and music distribution businesses contributed to these year-to-date results.

For the quarter and nine months ended September 30, 1996, Industrial Distribution sales have continued to increase at a stronger rate than that of industrial production generally.
Results are due in part to the company's efforts to expand partnering relationships with suppliers, address the needs of customers who want to consolidate their vendor base, and provide value-added services in areas such as electrical and electronic systems, materials handling, and precision positioning systems.
The company continues to open new branches in the south and midwest regions of the United States to service new customers and develop additional business. These are geographical regions where the company has not traditionally had a strong presence. In addition, the company is being given the opportunity to perform an "integrated supply" function for its larger customers, which includes management of the customer's parts inventories and associated personnel as well as selection of suppliers for the facility. Management believes that these initiatives, in combination with enhanced operating efficiencies attained during the past few years, have resulted in increased market share for this business.

Music Distribution revenues were level and up 9% for the three month and nine month periods, compared to the same periods of 1995. Demand for products were level in both the U.S. and international markets in the third quarter.

Diversified Technologies segment revenues were level for the quarter and up 14% for the nine months ended September 30, 1996, compared to the same periods of 1995. The year-to-date increases are primarily attributable to SH-2G retrofit work in connection with the Republic of Egypt's acquisition of ten (10) SH-2G helicopters from the U.S. Navy, sales of the K-MAX (Registered

                     KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations


Trademark) helicopter, and to some extent, increases in scientific services.

Within the Diversified Technologies segment, management continues initiatives to adapt the corporation's businesses to conditions in defense and commercial aircraft markets. With respect to its SH-2 helicopter, management is pursuing the potential for use of this aircraft by foreign military services. In 1995, the corporation began work pursuant to a letter agreement between the Republic of Egypt and the U.S. Navy for the acquisition of ten (10) SH-2G helicopters. This work, which could have a value of up to $160 million over a three-year period, involves the retrofit of SH-2F helicopters already manufactured for the U.S. Navy into the SH-2G configuration. The contract between the corporation and the U.S. Navy for this work is not yet finalized, however, the corporation has received a contract to provide long lead materials and services in support of the sale in the amount of $93 million. Deliveries are scheduled to begin in the fourth quarter of 1997. The corporation is also seeking other opportunities for foreign sales and has established an office in Australia to coordinate work on competitions in New Zealand, Australia, and Malaysia. Regarding New Zealand's procurement of four (4) to six (6) aircraft, the corporation was the only U.S. company among the two competitors that were invited to enter the Best and Final Offer process, and the corporation's offer was submitted in February 1996. In July, the New Zealand government notified the corporation that the award announcement would be made after its general elections in October. Therefore, the earliest the corporation expects an announcement is the end of the year. In addition, the corporation has submitted a proposal to the Royal Australian Navy in connection with the procurement of fourteen (14) retrofitted aircraft. In the U.S., while the corporation is not manufacturing further aircraft for the U.S. Navy, sixteen (16) aircraft are currently in the Naval Reserves and the corporation expects to provide logistics and spare parts support for these aircraft.

As to its advanced technology defense programs, management continues to believe that it is well positioned to compete in the current defense environment where emphasis is being placed upon advanced technology "smart weapons" programs. The corporation has significant experience and expertise with advanced technology programs, having performed a multitude of government contracts over the years. These contracts have involved products and systems, as well as services such as computer software development, intelligence analysis, and research and development. The

                     KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations


corporation continues to be successful in maintaining revenues from this type of business, however, competition for these contracts has increased. During the quarter the corporation was awarded a contract from the Air Force for software support services to Cheyenne Mountain Air Station, Colorado. This is the third consecutive award to the corporation to perform this work, dating back to 1987. The estimated value of the contract, including options for the next five years, is $150 million.

The corporation also performs aerospace subcontracting work for several airframe manufacturing programs. This business had been adversely affected by weakness in the domestic aircraft industry for some time, however, there has recently been some evidence of renewed health in the industry with the roll out of the new Boeing 777 and the government's announcement regarding longer term production of the McDonnell Douglas C-17 being good examples.

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

In April 1996, the U.S. Navy Military Sealift Command ("MSC") awarded the corporation a contract to provide an extended demonstration of the K-MAX helicopter's vertical replenishment ("VERTREP") capability. That demonstration began in May, with two
(2) K-MAX helicopters scheduled to support MSC airborne cargo movement for a period of seven (7) months. The value of the contract is estimated at $5.7 million. The demonstration is being conducted under a charter/lease arrangement whereby the corporation provides the aircraft, crew, and all maintenance and logistics support. This is the second MSC award that the corporation has received for this type of work; the first award was for a two-month VERTREP demonstration in the third quarter of 1995. In October

                     KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations


1996, the MSC issued a request for proposal for a seven-month VERTREP project scheduled to begin in April 1997, with an option for a six-month extension. The corporation plans to bid for this work, which would involve two aircraft under a charter/lease arrangement. Management believes that the federal government's continuing evaluation of the charter/lease concept for K-MAX in a non-combat role represents another significant step forward in the process of defense acquisition reform.

Total operating profits for the segments increased approximately 24% and 16% for the three month and nine month periods ended September 30, 1996 compared to the same periods of 1995. Operating profits for the Diversified Technologies segment increased some 26% and 15% for the quarter and nine month periods, from the same periods last year. Results for the first quarter of 1995 included a gain of $1.8 million on the sale of real estate in this segment. If the gain is disregarded, operating profits for the first nine months of 1996 increased 24%, due primarily to increases in aerospace subcontracting work, two aerospace subcontract programs that are in the final stages of completion and work on the SH-2G sale for Egypt. Operating profits for the Distribution segment were up about 22% and 18% respectively for the three month and nine month periods ended September 30, 1996, compared to the same periods last year, due to relatively healthy domestic markets. Work continues in the Music business to improve efficiency in our European amplifier manufacturing operations.

Interest expense for the first nine months of 1996 increased almost 14% compared to the same period of 1995, due to increases in average borrowings and higher interest rates.

The consolidated effective income tax rate for the first nine months of 1996 was 42.5%. For the same period of 1995, the rate was 39.9%.

Net earnings for the quarter ended September 30, 1996 were $5.8 million, compared to $4.6 million for the same period of 1995. After giving effect to preferred stock dividend requirements, earnings available to common shareholders were $4.9 million for the third quarter of 1996 compared to $3.6 million for the same period of 1995.

Net earnings for the nine months ended September 30, 1996 were $16.4 million, compared to $14.8 million for the same period of 1995. After giving effect to preferred stock dividend requirements, earnings available to common shareholders were $13.7 million for the nine-month period of 1996 compared to $12.0 million for the same period of 1995. Results for 1995 included a gain of approximately $1.8 million on the sale of real estate within the

                     KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)



Diversified Technologies segment. Adjusted to exclude this one-time gain, net earnings for the first nine months of 1996 were up approximately 20% over 1995.


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

As of September 30, 1996, the corporation's aggregate borrowings were $124.7 million, most of which was borrowed under the revolving credit facility. Average borrowings were $121.3 million for the first nine months of 1996, compared to $90.7 million for the same period last year.

The corporation has a stock repurchase program under which it may
repurchase slightly more than 700,000 Class A shares.   As of
September 30, 1996, a total of 189,000 Class A shares had been repurchased under the program. The primary purpose of the stock repurchase program is to meet the needs of the Employees Stock Purchase Plan and Stock Incentive Plan.

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


Forward Looking Statements
--------------------------

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

                      KAMAN CORPORATION AND SUBSIDIARIES
                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

        (a)  Exhibits to Form 10-Q:


            (11) Earnings per common share computation

            (27) Financial Data Schedule


        (b)  Reports on Form 8-K:

             There have been no reports on Form 8-K filed during the quarter ended September 30, 1996.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KAMAN CORPORATION
                                   Registrant





Date:    November 12, 1996        By   Charles H. Kaman
                                       Chairman and Chief Executive
                                       Officer
                                       (Duly Authorized Officer)




Date:    November 12, 1996         By  Robert M. Garneau
                                       Executive Vice President and
                                       Chief Financial Officer

                     KAMAN CORPORATION AND SUBSIDIARIES

                              Index to Exhibits







Exhibit 11    Earnings Per Common Share Computation         Attached

Exhibit 27    Financial Data Schedule                       Attached