Form 10-K
period 1996-12-31
KAMAN CORP
filed 1997-03-21
CIK 54381

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-K
(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1996
                            OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from          to

                     Commission File No. 0-1093
                           KAMAN CORPORATION
                      (Exact Name of Registrant)
      Connecticut                             06-0613548
(State of Incorporation)     (I.R.S. Employer Identification No.)

        1332 Blue Hills Avenue, Bloomfield, Connecticut 06002
               (Address of principal executive offices)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ].
     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $1,582,872 as of February 3, 1997.
     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.
                Class A Common       18,088,015 shares
                Class B Common          667,814 shares

                 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Corporation's 1996 Annual Report to Shareholders are incorporated by reference and filed as Exhibit 13 to this Report. No other documents except those previously filed with the Commission are incorporated herein by reference.

                                  PART I

ITEM 1.  BUSINESS

     Kaman Corporation, incorporated in 1945, and its subsidiaries (collectively, the "Corporation") serve government and commercial markets through two industry segments:
Diversified Technologies and Distribution. The Diversified Technologies segment provides aircraft manufacturing, design and manufacture of advanced technology products and systems, and advanced technology services. The Distribution segment distributes industrial products, distributes and manufactures music products and provides support services to its customers.

DIVERSIFIED TECHNOLOGIES

     The Diversified Technologies segment consists of several wholly-owned subsidiaries, including Kaman Diversified Technologies Corporation, Kaman Aerospace Corporation, Kaman Aerospace International Corporation, Kaman Sciences Corporation, Kamatics Corporation, Kaman Electromagnetics Corporation, and Kaman Instrumentation Corporation.

     An important element of the Diversified Technologies segment's business is aircraft manufacturing, including the development and manufacture of helicopters and the integration of systems related to helicopters, such as advanced electronic systems and certain of the Corporation's own proprietary systems. The Corporation has been the prime contractor for the U.S. Navy for the SH-2 series helicopter, a multi-mission aircraft. Although the Corporation is not presently manufacturing further aircraft for the U.S. Navy, sixteen (16) aircraft of the SH-2G configuration are in the U.S. Navy's Reserve fleet and the Corporation expects to continue to provide logistics and spare parts support for these aircraft. The Corporation continues to explore the potential for use of the SH-2G helicopters by foreign military services that are buying or building the smaller ships for which this aircraft is well-suited. In 1996, the Corporation performed work pursuant to a letter agreement between the Republic of Egypt and the U.S. Navy for the retrofit into the SH-2G configuration of ten (10) SH-2F helicopters previously manufactured for the U.S. Navy. The contract between the Corporation and the U.S. Navy for this work was finalized in December 1996 and has a value of approximately $150 million, with deliveries scheduled to begin in the fourth quarter of 1997 and to be completed by the end of 1998. In January 1997 the Corporation was notified by the Australian government that it had been selected as the "preferred tenderer" in a competition to supply eleven (11) SH-2G multi-mission helicopters for deployment aboard Royal Australian Navy ANZAC frigates with deliveries expected to begin not earlier than 2001. Contract negotiations are expected to begin in the first quarter of 1997 and take several months to complete. The aircraft will incorporate an Integrated

Tactical Avionics System (ITAS) "glass cockpit," new sensors and advanced systems; therefore while the contract value is presently undetermined it is expected to be significantly higher in dollar value than the program for Egypt. In March 1997 the Corporation was notified by the New Zealand government that it was also selected as the "preferred tenderer" in a competition to supply four (4) SH-2G multi-mission helicopters for deployment aboard New Zealand's ANZAC and Leander class frigates. The total contract value and deliveries are to be determined during formal contract negotiations which are expected to begin shortly. In addition, the Corporation continues to pursue anticipated competitions in Malaysia, the Philippines, Taiwan, Thailand and elsewhere.

The Corporation also produces a commercial helicopter, known as the K-MAX (Registered Trademark) "aerial truck" incorporating intermeshing rotor technology developed by the Corporation. The K-MAX is an FAA type certificated medium-to-heavy lift helicopter with operating characteristics that distinguish it from other helicopters for use in logging, fire fighting, reforestation, utility power line work, and other applications. The aircraft is now certified in the United States, Canada, Germany, Switzerland and Japan. The K-MAX program completed its second full year of commercial operation in 1996. The production lot of K-MAX helicopters for 1996 consisted of six (6) aircraft and a similar number are scheduled for production in 1997. In April 1996, the U.S. Navy Military Sealift Command ("MSC") awarded the Corporation a contract to provide an extended demonstration of the K-MAX helicopter's vertical replenishment ("VERTREP") capability. This was the second such award which the Corporation received. That demonstration began in May, with two (2) K-MAX helicopters supporting MSC airborne cargo movement for a period of seven (7) months. The value of the contract was $5.7 million. The demonstration was conducted under a charter/lease arrangement whereby the Corporation provided the aircraft, crew, and all maintenance and logistics support. Late in 1996, the MSC announced a third VERTREP competition for a seven-month deployment with the Atlantic Fleet in the Mediterranean Sea. The Corporation bid for this third demonstration, as well, but in February 1997, MSC announced it had decided to evaluate the services of another provider. The Corporation has been the only commercial organization to carry out such VERTREP demonstrations to date, so the Corporation does not consider it unusual that the government would choose to award the latest project to another provider in order to obtain comparative performance data.

     Kaman manufactures subcontract aircraft products for government and commercial customers on programs such as the McDonnell Douglas C-17 and the Boeing 767 and 777, and is involved in various programs requiring development of new technologies such as composite structural components for the F-22 aircraft. It also manufactures ruggedized tape and disk memory systems used primarily in aircraft, and airborne laser-based electro-optical imaging and detection systems for military and commercial operations. Such electro-optical systems include imaging LIDAR systems and the Corporation's proprietary Magic Lantern (Registered Trademark) system which allows underwater objects to be detected from an airborne platform. In 1996 the Corporation delivered the first Magic Lantern (registered trademark) laser-based mine detection system to the U.S. Navy Reserve forces for deployment on the Corporation's SH-2G helicopters.

     As a second category of its business, the Diversified Technologies segment also provides advanced technology services to a number of customers, including all branches of the armed forces, various Government agencies, the Department of Energy, Department of Transportation, various defense contractors, utilities and industrial organizations. The services offered include software engineering and maintenance, operation of Government information analysis centers, field and laboratory testing services, communication system design and analysis, specialized sensor design, electromagnetic interference and compatibility evaluations, analysis and simulation of electronic signals, various types of artificial intelligence systems, intrusion detection systems, and weapon system evaluation. During 1996 the Corporation was awarded a contract from the U.S. Air Force for software support services to the Cheyenne Mountain Air Station, Colorado Springs, Colorado. The contract represents the third consecutive five year award to the Corporation for this work, dating back to 1987. The estimated value of the contract is $150 million, inclusive of options, over the next five years.

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

DISTRIBUTION

     The Distribution segment consists of several wholly-owned subsidiaries including Kaman Industrial Technologies Corporation, and Kaman Music Corporation. This segment distributes industrial products, and manufactures and distributes music products.

     Kaman Industrial Technologies Corporation is a national distributor of industrial products operating through more than 175 locations in 35 states and British Columbia, Canada. The Corporation supplies a broad range of industries with original equipment, repair and replacement products needed to maintain traditional manufacturing processes and, increasingly, with products of higher technological content that are required to support automated production processes. The Corporation serves nearly every sector of heavy and light industry, including automobile manufacturing, agriculture, food processing, pulp and paper manufacturing, mining, chemicals, electronics and general manufacturing. Products available include various types of standard and precision mounted and unmounted bearings; mechanical power transmission equipment such as V-belts, couplings, and gear reducers; electrical power transmission products, motors, AC/DC controls, sensors and motion control devices; materials handling equipment, belts, conveyor idlers and pulleys; linear motion products; hydraulic drive systems and parts; and accessory products such as lubricants and seals. Although the vast majority of the Corporation's business consists of resale of products, operations include some design, fabrication, and assembly work in connection with products sold.

     The Corporation continues to develop certain support service capabilities in order to meet the maintenance needs of its customers' manufacturing operations. These services include electrical panel and systems fabrication centers capabilities and similar capabilities for hydraulic and pneumatic control panels, linear positioning systems, and material handling systems. In
1996 the Corporation, on a limited basis, continued to act as a supplier of capital equipment to various systems engineering and manufacturing customers by acting as a sales agent for certain equipment manufacturers. As the Corporation has entered new market areas, it has invested in new product inventory and in some instances it has established inventory on consignment in customer locations. The Corporation maintains a management information system, consisting of an on-line computer network linking all of its mainland U.S. and Canadian industrial distribution facilities, which enhances its ability to provide more efficient nationwide service and to improve inventory management. In addition, the Corporation has undertaken initiatives to address the needs of certain national account customers that desire to consolidate their vendor base by entering into "partnering" relationships to broaden geographical coverage. For larger customers, the Corporation has also been given the opportunity to provide an "integrated supply" function involving management of parts inventories and associated personnel as well as selection of suppliers for the customer's facility. In 1996 the Corporation opened new branches in the South and Midwest regions of the United States to service new customers and develop additional business.

     Kaman Music Corporation distributes more than 10,000 different music instruments and accessories to independent retailers in the United States and Canada and to international distributors in over 65 countries. Products include acoustic, acoustic-electric and electric guitars and basses, music strings for all fretted instruments, drums, percussion products and related accessories, instrument and P.A. amplification systems, electronic tuners and metronomes, educational percussion and brass instruments and a full range of accessories for all musical instruments. The Corporation manufactures and distributes certain guitars under the Corporation's various brand names including Ovation and Hamer guitars, and the Trace Elliot range of stringed instrument amplification equipment. In 1996 the Corporation discontinued its manufacture of musical instrument strings. Operations of Kaman Music Corporation are conducted through seven (7)distribution centers in the United States and Canada, an international sales division based in the United States, one (1) manufacturing facility in the United States and one (1) manufacturing facility in Great Britain.

     In 1996 the segment also distributed aviation fuel and provided aviation services for general and commercial aviation at Jacksonville International Airport, Jacksonville, Florida where the Corporation conducted fixed base operations under a contract with the Port Authority of the City of Jacksonville. This operation, which was the last of several such operations previously owned by the Corporation, was sold in February, 1997. See Item 13.

FINANCIAL INFORMATION

     Information concerning each segment's performance for the last three fiscal years appears in the Corporation's 1996 Annual
Report to Shareholders and is included in Exhibit 13 to this Form
10-K, and is incorporated by reference.

PRINCIPAL PRODUCTS AND SERVICES

     Following is information for the three preceding fiscal years concerning the percentage contribution of the Corporation's classes of products and services to the Corporation's consolidated net sales:

                                         Years Ended December 31
                                           1994    1995    1996
                                         ------  ------  ------
Diversified Technologies:
  Advanced Technology Products
    and Systems                            6.2%*   5.3%    5.5%
  Advanced Technology Services            13.5    12.7    13.2
  Aircraft Manufacturing                  18.2*   18.0    18.3
                                          ----    ----    ----
     Segment Total                        37.9    36.0    37.0

Distribution:
  Industrial Products                     46.7    48.0    47.2
  Music Products and Other Services       15.4    16.0    15.8
                                          ----    ----    ----
     Segment Total                        62.1    64.0    63.0

       Total                             100.0%  100.0%  100.0%
                                         =====   =====   =====

*Reflects re-configuration of certain business lines.

RESEARCH AND DEVELOPMENT EXPENDITURES

     Government sponsored research expenditures by the Diversified Technologies segment were $68.8 million in 1996, $70.2 million in 1995, and $82.2 million in 1994. Amounts shown for 1994 reflect reconfiguration of certain government sponsored contracts. Independent research and development expenditures were $8.0 million in 1996, $13.7 million in 1995, and $21.1 million in 1994.

BACKLOG

     Program backlog of the Diversified Technologies segment was approximately $267 million at December 31, 1996, $218.7 million at December 31, 1995, and $228.9 million at December 31, 1994.
The Corporation anticipates that approximately 82.6% of its backlog at the end of 1996 will be performed in 1997. Approximately 65.5% of the backlog at the end of 1996 is related to government contracts or subcontracts which are included in backlog to the extent that funding has been appropriated by Congress and allocated to the particular contract by the relevant procurement agency. Certain of these government contracts, less than 1% of the backlog, have been funded but not signed.

GOVERNMENT CONTRACTS

     During 1996, approximately 50.5% of the work performed by the Corporation directly or indirectly for the United States government was performed on a fixed-price basis and the balance was performed on a cost-reimbursement basis. Under a fixed-price contract, the price paid to the contractor is negotiated at the outset of the contract and is not generally subject to adjustment to reflect the actual costs incurred by the contractor in the performance of the contract. Cost reimbursement contracts provide for the reimbursement of allowable costs and an additional negotiated fee.

     The Corporation's United States government contracts and subcontracts contain the usual required provisions permitting termination at any time for the convenience of the government with payment for work completed and associated profit at the time of termination.

COMPETITION

     The Diversified Technologies segment operates in a highly competitive environment with many other organizations which are substantially larger and have greater financial and other resources. For sales of advanced technology products and systems, the Corporation competes with a wide range of manufacturers primarily on the basis of price and the quality, endurance, reliability and special performance characteristics of those products. Operations also depend in part on the ability to develop new technologies which have effective commercial and military applications. Examples of proprietary or patented products developed by the Corporation include the Magic Lantern (Registered Trademark) system for detecting underwater objects from a helicopter, the Kamatics line of specialty bearings and the Corporation's line of electromagnetic motors and drives, among others. In providing scientific services and systems development, the Corporation competes primarily on the basis of the technical capabilities and experience of its personnel in specific fields. When bidding for aerospace contracts and subcontracts, the Corporation competes on the basis of price and quality of its products and services as well as the availability of its facilities, equipment and personnel to perform the contract. In providing spare parts, the Corporation competes with other helicopter manufacturers on the basis of price, performance and product capabilities and also on the basis of its experience as a manufacturer of helicopters. The Corporation's FAA certificated K-MAX helicopters compete with military surplus helicopters and other helicopters used for lifting, as well as with alternative methods of meeting lifting requirements. During 1996 the Department of Defense continued to pursue its implementation of defense acquisition reform by emphasizing the use of commercially developed state-of-the-art technology products and performance-based procurement standards rather than traditional military specification standards. The change in defense program emphasis and greater constraints in the federal budget have increased the level of competition for defense programs. In pursuing opportunities for foreign sales, the Corporation's competitive position is affected by the political circumstances of its foreign customers, in addition to budgetary considerations and other matters.

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

     The Corporation also competes on the basis of quality and market recognition of its music products and has established certain trademarks and trade names under which certain of its music products are produced both in the United States and Great Britain, as well as under private label manufacturing in a number of foreign countries.

FORWARD-LOOKING STATEMENTS

    This report contains forward-looking information relating to the Corporation's business prospects, including future contract awards and negotiations, the SH-2G and K-MAX helicopter programs, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of contract negotiations with government authorities, including foreign governments; 2) political developments in countries where the Corporation intends to do business; 3) standard government contract provisions permitting termination for the convenience of the government; 4) competitive conditions in markets served by the Corporation; 5) the degree of acceptance of new products in the marketplace; 6) currency exchange rates, taxes, laws and regulations, inflation rates, general business conditions and other factors. Any forward-looking information should be considered with these factors in mind.

EMPLOYEES

     As of December 31, 1996, the Corporation employed 5,476 individuals throughout its industry segments as follows:

  Diversified Technologies                     3,058
  Distribution                                 2,347
  Corporate Headquarters                          71
                                               -----
                                               5,476

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

     Although the Corporation's patents enhance its competitive position, management believes that none of such patents or patent applications is singularly or as a group essential to its business as a whole. The Corporation holds or has applied for U.S. and foreign patents with expiration dates that range through the year 2016.

     These patents are allocated among the Corporation's industry segments as follows:

                                  U.S. PATENTS    FOREIGN PATENTS
Segment                          Issued Pending   Issued  Pending
Diversified Technologies           96       12       59       32
Distribution                       22        7       14        4

     Trademarks of Kaman Corporation include Adamas, Applause, Hamer, KAflex, KAron, K-MAX, Magic Lantern, and Ovation. In all, the Corporation maintains 214 U.S. and foreign trademarks with 34 applications pending, most of which relate to music products in the Distribution segment.

COMPLIANCE WITH ENVIRONMENTAL PROTECTION LAWS

     In the opinion of management, based on the Corporation's knowledge and analysis of relevant facts and circumstances, compliance with any environmental protection laws is not likely to have a material adverse effect upon the capital expenditures, earnings or competitive position of the Corporation or any of its subsidiaries.

     The Corporation is subject to the usual reviews and inspections by various federal and state environmental agencies and has entered into agreements and consent decrees at various times in connection with such reviews. Also on occasion the Corporation has been identified as a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency ("EPA") in connection with the EPA's investigation of certain third party facilities. In each instance, the Corporation has provided appropriate responses to all requests for information that it has received, and the matters have been resolved either through de minimis settlements, consent agreements, or through no further action being taken by the EPA or the applicable state agency with respect to the Corporation. With respect to such matters, the Corporation has been able to determine, based on its current knowledge, that resolution of such matters is not likely to have a material adverse effect on the future financial condition of the Corporation.

     In arriving at this conclusion, the Corporation has taken into consideration site-specific information available regarding total costs of any work to be performed, and the extent of work previously performed. Where the Corporation has been identified as a PRP at a particular site, the Corporation, using information available to it, also has reviewed and considered a number of other factors, including: (i) the financial resources of other PRPs involved in each site, and their proportionate share of the total volume of waste at the site; (ii) the existence of insurance, if any, and the financial viability of the insurers; and (iii) the success others have had in receiving reimbursement for similar costs under similar policies issued during the periods applicable to each site.

FOREIGN SALES

     Ninety one and five tenths percent (91.5%) of the sales of the Corporation are made to customers located in the United States. Certain retrofit work on SH-2 series helicopters for delivery to the Republic of Egypt is presently being performed by the Corporation under an agreement between it and the U.S. Navy and, because such work is a "foreign military sale" with the U.S. Government, it is not included in the calculation of foreign sales. In 1996, the Corporation continued its efforts to develop international markets for its products and foreign sales (including sales for export).

ITEM 2.  PROPERTIES

     The Corporation occupies approximately 3.9 million square feet of space throughout the United States, Canada, and Great
Britain, distributed as follows:

     SEGMENT                          SQUARE FEET (in thousands)
     Diversified Technologies                  1,953
     Distribution                              1,908
     Corporate Headquarters                       40

     Diversified Technologies principal facilities are located in Arizona, Colorado, Connecticut, Massachusetts, Pennsylvania and Virginia; other facilities including offices and smaller manufacturing and assembly operations are located in several other states, and in 1996 the Corporation opened an office in Turner, Australia. These facilities are used for manufacturing, scientific research and development, engineering and office purposes. The U.S. Government owns 154 thousand square feet of the space occupied by Kaman Aerospace Corporation in Bloomfield, Connecticut in accordance with a facility contract. In 1996 the Corporation sold approximately 26 acres of land previously owned by it in Colorado Springs, Colorado to an unrelated third party.

     The Distribution segment's facilities are located throughout the United States with principal facilities located in California, Connecticut, New York, Texas and Utah with smaller facilities located in several other states. Additional Distribution segment facilities are located in British Columbia, and Ontario, Canada; and in Essex, England. These facilities consist principally of regional distribution centers, service centers and office space with a portion used for fabrication and assembly work. Also included are facilities used for manufacturing musical instruments.

     Kaman Corporation occupies a 40 thousand square foot
Corporate headquarters building in Bloomfield, Connecticut.

     The Corporation's facilities are suitable and adequate to serve its purposes and substantially all of such properties are currently fully utilized. Many of the properties, especially within the Distribution segment, are leased and certain of the Corporation's properties are subject to mortgages.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Corporation or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                            PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

CAPITAL STOCK AND PAID-IN CAPITAL

     Information required by this item appears in the Corporation's 1996 Annual Report to Shareholders and is included in Exhibit 13 to this Form 10-K, and is incorporated herein by reference.

DIVIDEND REINVESTMENT PLAN

     Registered shareholders of Kaman Class A common stock are eligible to participate in the Automatic Dividend Reinvestment Program. A booklet describing the plan may be obtained by writing to the Corporation's transfer agent, ChaseMellon Shareholder Services, L.L.C., P. O. Box 590, Ridgefield Park, NJ 07660.

QUARTERLY CLASS A COMMON STOCK INFORMATION
-----------------------------------------------------------------
                               High      Low     Close   Dividend
-----------------------------------------------------------------
1996
First                        $11 1/8   $10     $10 7/8      $.11
Second                        13 3/8    10      10 1/8      $.11
Third                         11 1/4     9 3/8  10 5/8      $.11
Fourth                        13        10      13          $.11
-----------------------------------------------------------------
1995
First                        $11 1/2   $10     $ 11 1/8     $.11
Second                        13 3/8    10 7/8   12 3/4     $.11
Third                         13        11 1/2   11 7/8     $.11
Fourth                        12 1/8    10 1/2   11 1/8     $.11
-----------------------------------------------------------------
QUARTERLY DEBENTURE INFORMATION (6% Conv. Subordinated)
-----------------------------------------------------------------
                                High      Low      Close
-----------------------------------------------------------------
1996
First                          $87       $82       $84
Second                          86        81        82
Third                           85 1/8    80        82
Fourth                          87 1/2    82        87
-----------------------------------------------------------------
1995
First                          $77       $72 1/2   $74
Second                          82 1/2    74        79 1/4
Third                           86        80        86
Fourth                          87        82        82
-----------------------------------------------------------------
QUARTERLY DEPOSITARY SHARES INFORMATION
-----------------------------------------------------------------
                          High      Low       Close     Dividend
-----------------------------------------------------------------
1996
First                     $50 3/4 $47       $48 5/8     $.81 1/4
Second                     56 1/2  49        52         $.81 1/4
Third                      51 1/2  47 1/2    48 1/2     $.81 1/4
Fourth                     54      48 1/2    53         $.81 1/4
-----------------------------------------------------------------
1995
First                     $50     $44 3/16  $45         $.81 1/4
Second                     56      46        54 1/4     $.81 1/4
Third                      54      50 3/4    52         $.81 1/4
Fourth                     53      47        47         $.81 1/4
-----------------------------------------------------------------

     NASDAQ market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

ANNUAL MEETING

     The Annual Meeting of Shareholders will be held on Tuesday, April 15, 1997 at 11:00 a.m. in the offices of the Corporation, 1332 Blue Hills Avenue, Bloomfield, Connecticut 06002.

ITEM 6.  SELECTED FINANCIAL DATA

     Information required by this item appears in the Corporation's 1996 Annual Report to Shareholders and is included in Exhibit 13 to this Form 10-K, and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

    Information required by this item appears in the Corporation's 1996 Annual Report to Shareholders and is included in Exhibit 13 to this Form 10-K, and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Information required by this item appears in the Corporation's 1996 Annual Report to Shareholders and is included in Exhibit 13 to this Form 10-K, and is incorporated herein by reference. Additional financial information is contained in the Financial Data Schedule included as Exhibit 27 to this Form 10-K.

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

     None.


                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Following is information concerning each Director and Executive Officer of Kaman Corporation including name, age, position with the Corporation, and business experience during the last five years:

Brian E. Barents         Mr. Barents, 53, was elected a Director
                         in November 1996.  He is President and
                         Chief Executive Officer of Galaxy
                         Aerospace Corp. Prior to that he was
                         President and Chief Executive Officer of
                         Lear Jet Inc., a subsidiary of Bombardier,
                         Inc. He is a director of Intrust Bank of Wichita and Interactive Flight
                         Technologies, Inc.

T. Jack Cahill           Mr. Cahill, 48, has held various
                         positions with Kaman Industrial
                         Technologies Corporation, a subsidiary
                         of the Corporation, since 1975, and has
                         been President of Kaman Industrial
                         Technologies since 1993.

E. Reeves Callaway, III  Mr. Callaway, 49, has been a Director since 1995. He is President of The
                         Callaway Companies, Inc.

Frank C. Carlucci        Mr. Carlucci, 66, has been a Director
                         since 1989.  He is Chairman of The
                         Carlyle Group, merchant bankers. Prior to that he served as U.S. Secretary of Defense. Mr. Carlucci is also a director of Ashland, Inc., Bell Atlantic
                         Corporation, BDM International,
                         General Dynamics Corporation, Neurogen
                         Corporation, Northern Telecom, Ltd.,
                         Pharmacia & Upjohn, Inc., Quaker Oats
                         Company, Sun Resorts, Ltd., N.V., Texas
                         Biotechnology Corporation, and
                         Westinghouse Electric Corporation.

Laney J. Chouest, M.D.   Mr. Chouest, 43, was appointed a Director
                         at the Corporation's 1996 Annual Meeting of Shareholders. He is owner-manager of Edison Chouest Offshore, Inc. and Galliano
                         Marine. Dr. Chouest is also a director of Deeptech International, Inc.

Candace A. Clark         Ms. Clark, 42, was appointed Senior Vice
                         President and Chief Legal Officer in
                         April 1996. Prior to that she served as Vice President and Counsel. Ms. Clark has held various positions with the
                         Corporation since 1985.

John A. DiBiaggio        Dr. DiBiaggio, 64, has been a Director
                         since 1984.  He is President and Chief
                         Executive Officer of Tufts University.
                         Prior to that he was President and Chief
                         Executive Officer of Michigan State
                         University.

Edythe J. Gaines         Dr. Gaines, 74, has been a Director
                         since 1982.  She is a retired
                         Commissioner of the Public Utility
                         Control Authority of the State of
                         Connecticut.

Ronald M. Galla          Mr. Galla, 46, has been Senior Vice
                         President and Chief Information Officer
                         since 1995.  Prior to that he served as
                         Vice President and director of the
                         Corporation's Management Information
                         Systems, a position which he held since
                         1990. Mr. Galla has been Director of the Corporation's Management Information
                         Systems since 1984.

Robert M. Garneau        Mr. Garneau, 52, has been Executive Vice
                         President and Chief Financial Officer
                         since 1995.  Previously he served as
                         Senior Vice President, Chief Financial
                         Officer and Controller. Mr. Garneau has held various positions with the
                         Corporation since 1981.

Huntington Hardisty      Admiral Hardisty (USN-Ret.), 67, has
                         been President of Kaman Aerospace
                         International Corporation, a
                         subsidiary of the Corporation, since 1995 and he has been a Director since 1991.
                         He retired from the U.S. Navy in 1991
                         having served as Commander-in-Chief for
                         the U.S. Navy Pacific Command since
                         1988. He is also a director of
                         Contraves, Inc., MPR Inc., and
                         CNA Corporation.

Charles H. Kaman         Mr. Kaman, 77, has been Chief Executive
                         Officer and Chairman of the Board of
                         Directors since 1945.  He was also
                         appointed President in December, 1995,
                         a position he previously held from 1945
                         to 1990.

C. William Kaman II      Mr. Kaman, 45, has been a Director
                         since 1992 and has been Executive
                         Vice President since 1995.  He
                         has held various positions with Kaman
                         Music Corporation, a subsidiary of the
                         Corporation, since 1974, and continues
                         to serve as President of that
                         subsidiary.  Mr. Kaman is the son
                         of Charles H. Kaman, Chairman, President and Chief Executive Officer of the Corporation.

Walter R. Kozlow         Mr. Kozlow, 61, has held various
                         positions with Kaman Aerospace
                         Corporation, a subsidiary of the
                         Corporation, since 1960. He has been
                         President of Kaman Aerospace since 1986.

Eileen S. Kraus          Ms. Kraus, 58, has been a Director since
                         1995.  She is Chairman of Fleet Bank,
                         N.A.  Since 1979 she has held various
                         positions at Shawmut Bank Connecticut
                         and Shawmut National Corporation,
                         predecessors of Fleet Bank, N.A. and
                         its holding company, Fleet Financial
                         Group.  She is a director of Yankee
                         Energy System, Inc., The Stanley Works,
                         and CPC International, Inc.

Hartzel Z. Lebed         Mr. Lebed, 69, has been a Director since
                         1982.  He is the retired President of
                         CIGNA Corporation and is a director of
                         Shawmut National Trust Co., a subsidiary of Fleet Financial Corporation.


Harvey S. Levenson       Mr. Levenson, 56, has been a Director
                         since 1989.  He is a managing member
                         of Hamleg Enterprises, LLC, a private
                         investment company, having previously
                         served as President and Chief Operating
                         Officer of the Corporation from 1990
                         until his retirement in December, 1995.
                         Mr. Levenson is also a director of
                         Connecticut Natural Gas Corporation
                         and Security-Connecticut Corporation.

Walter H. Monteith, Jr.  Mr. Monteith, 66, has been a Director since 1987.  He is the retired Chairman
                         of Southern New England Telecommuni-
                         cations Corporation. Mr. Monteith is
                         also a director of Fleet Bank.

John S. Murtha           Mr. Murtha, 83, has been a Director
                         since 1948.  He is counsel to and a
                         former senior partner of the law firm of Murtha, Cullina, Richter and Pinney.

Patrick L. Renehan       Mr. Renehan, 63, was appointed Senior
                         Vice President of Kaman Diversified
                         Technologies Corporation, a subsidiary
                         of the Corporation, in April 1996. Prior to that he served as Vice President.
                         Mr. Renehan has held various positions
                         with the Corporation since 1983.

Wanda L. Rogers          Mrs. Rogers, 64, has been a Director
                         since 1991.  She is President and Chief
                         Executive Officer of Rogers Helicopters,
                         Inc. She is also Chairman of the Board of Clovis Community Bank.

Robert H. Saunders, Jr.  Mr. Saunders, 56, has been Senior
                         Vice President since 1995.
                         Previously he was Vice President and
                         Chief Financial Officer of the
                         University of Hartford from 1993 to
                         1995.  Prior to that he was President
                         of J. M. Ney Corporation.


     Each Director and Executive Officer has been elected for a term of one year and until his or her successor is elected. The terms of all such Directors and Executive Officers are expected to expire as of the Annual Meeting of the Shareholders and Directors of the Corporation to be held on April 15, 1997.

No Section 16(a) Reporting delinquencies occurred in 1996.


ITEM 11.  EXECUTIVE COMPENSATION

A) GENERAL. The following tables provide certain information relating to the compensation of the Corporation's Chief Executive
Officer, its four other most highly compensated executive officers and its directors.

       B)  SUMMARY COMPENSATION TABLE.

               Annual Compensation        Long Term Compensation
               -------------------        ----------------------
(a)         (b)   (c)     (d)    (e)      (f)      (g)      (h)     (i)
                                                                     All
Name and                         Other        AWARDS               Other
Principal         Salary  Bonus  Annual     RSA  Options     LTIP   Comp.
Position     Year  ($)     ($)   Comp.     ($)(1)(#Shares)Payments ($)(2)
---------------------------------------------------------------------------

C. H. Kaman  1996 725,000 340,000 56,252(3) ------  ------   ---   58,412
Chairman and 1995 660,000 275,000 ------    ------  ------   ---   56,145
Chief        1994 660,000 ------- ------    ------  ------   ---   55,261
Executive
Officer

R.M.Garneau  1996 240,000  82,000 ------     77,813 10,000   ---    7,935
Executive    1995 216,000  80,000 ------     56,875  7,500   ---    6,485
Vice Pres-   1994 200,000  60,000 ------     ------ ------   ---    4,845
ident and
Chief
Financial
Officer

W.R.Kozlow   1996 233,000  65,000 ------    62,250   9,000   ---   10,881
President,   1995 226,000  60,000 ------    56,875   7,500   ---    9,515
Kaman        1994 216,000  60,000 ------    ------  ------   ---    8,636
Aerospace
Corporation

C. W. Kaman  1996 224,000  61,000 ------     77,813 10,000   ---    3,163
Executive    1995 200,000  25,000 ------     56,875  7,500   ---    4,398
Vice Presi-  1994 190,000  55,000 ------     ------ ------   ---    3,714
dent and
President,
Kaman Music
Corporation


T. J. Cahill 1996 210,000  70,000 ------     62,250  9,000   ---    7,952
President,   1995 190,000  55,000 ------     56,875  7,500   ---    6,530
Kaman        1994 172,000  40,000 ------     ------ ------   ---    5,126
Industrial
Technologies
Corporation

1. As of December 31, 1996, aggregate restricted stock holdings and their year end value were: C.H.Kaman, none; R.M.Garneau, 13,300 shares valued at $172,900; W.R.Kozlow, 11,800 shares valued at $153,400; C.W. Kaman II, 13,200 shares values at $171,600; and T.
J. Cahill, 12,500 shares valued at $162,500. Restrictions lapse at the rate of 20% per year for all awards, beginning one year after the grant date. Awards reported in this column are as follows:
R.M.Garneau, 7,500 shares in 1996 and 5,000 shares in 1995; W.R.Kozlow, 6,000 shares in 1996 and 5,000 shares in 1995; C.W. Kaman II, 7,500 shares in 1996 and 5,000 shares in 1995; and T.J. Cahill, 6,000 shares in 1996 and 5,000 shares in 1995. Dividends are paid on the restricted stock.

2. Amounts reported in this column consist of: C.H. Kaman, $53,000 - Officer 162 Insurance Program, $ 5,412 - medical expense reimbursement program ("MERP"); R.M. Garneau, $2,164 - Senior executive life insurance program ("Executive Life"), $851 - Officer 162 Insurance Program, $1,875 - employer matching contributions to the Kaman Corporation Thrift and Retirement Plan (the "Thrift Plan employer match"), $895 - MERP, $2,150 - all supplemental employer contributions under the Kaman Corporation Deferred Compensation Plan ("supplemental employer contributions"); W.R. Kozlow, $5,212 - Executive Life, $1,875 - Thrift Plan employer match, $1,944 - MERP, $1,850 - supplemental employer contributions; C.W. Kaman II, $1,126
- Executive Life, $1,875 - Thrift Plan employer match, $162 - MERP;
T. J. Cahill, $1,340 - Executive Life, $1,875 - Thrift Plan employer match, $3,112 - MERP, $1,625 - supplemental employer contributions.

3. The Corporation maintains a program pursuant to which it pays for tax and estate planning services provided to executive officers by third parties, up to certain limits. $45,314 of the figure reported in this column relates to payments for such services on behalf of Mr. Kaman.

C)  OPTION/SAR GRANTS IN THE LAST FISCAL YEAR:

---------------------------------------------------------------------------
                                                        Potential Realizable
                                                        Value at Assumed
                                                        Annual Rates of
                                                        Stock Price
                                                        Appreciation for
                  Individual Grants                      Option Term*
---------------------------------------------------------------------------
(a)             (b)        (c)        (d)        (e)       (f)      (g)
                       % of Total
                        Options/
                          SARs
              Options/  Granted to
                SARs    Employees  Exercise or
              Granted   in Fiscal  Base Price  Expiration
Name            (#)        Year     ($/Sh)        Date      5%($)   10%($)
----------------------------------------------------------------------------
C. H. Kaman      none     ----       ---         ---        ---      ---
R. M. Garneau    10,000   5.9       10.375       2/13/06   16.90     26.91
W. R. Kozlow      9,000   5.3       10.375       2/13/06   16.90     26.91
C. W. Kaman II   10,000   5.9       10.375       2/13/06   16.90     26.91
T. J. Cahill      9,000   5.3       10.375       2/13/06   16.90     26.91

*The information provided herein is required by Securities and Exchange
Commission rules and is not intended to be a projection of future common stock prices.

D) AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR, AND
   FISCAL YEAR-END OPTION/SAR VALUES.

-------------------------------------------------------------------
                                                    Value of
                                     Number of      Unexercised
                                     Unexercised    in-the-money
                                     options/SARs   options/SARs
              Shares                 at FY-end (#)  at FY-end ($)
              acquired on  Value     exercisable/   exercisable/
 Name         Exercise(#)  realized  unexercisable  unexercisable
  (a)            (b)         (c)        (d)            (e)
-------------------------------------------------------------------
C. H. Kaman     None       ------    45,000/-0-     233,125/-0-
R. M. Garneau   None       ------    14,900/19,600   63,087/48,600
W. R. Kozlow    1,600       5,000    18,900/18,600   83,587/45,975
C. W. Kaman II  3,200      13,200    14,900/19,600   62,837/48,600
T. J. Cahill    1,600       5,000    10,000/18,000   38,937/43,875

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

                        PENSION PLAN TABLE

                         Years of Service
Remuneration*    15        20       25         30        35
-----------------------------------------------------------------
  125,000      33,750    45,225    56,025    67,500    67,500
  150,000      41,250    55,275    68,475    82,500    82,500
  175,000      48,750    65,325    80,925    97,500    97,500
  200,000      56,250    75,375    93,375   112,500   112,500
  225,000      63,750    85,425   105,825   127,500   127,500
  250,000      71,250    95,475   118,275   142,500   142,500
  300,000      86,250   115,575   143,175   172,500   172,500
  350,000     101,250   135,675   168,075   202,500   202,500
  400,000     116,250   155,775   192,975   232,500   232,500
  450,000     131,250   175,875   217,875   262,500   262,500
  500,000     146,250   195,975   242,775   292,500   292,500
  750,000     221,250   296,475   367,275   442,500   442,500
1,000,000     296,250   396,975   491,775   592,500   592,500
1,250,000     371,250   497,475   616,275   742,500   742,500
1,500,000     446,250   597,975   740,775   892,500   892,500

*Remuneration: Average of the highest five consecutive years of "Covered Compensation" out of the final ten years of service.

     "Covered Compensation" means "W-2 earnings" or "base earnings", if greater, as defined in the Pension Plan. W-2 earnings for pension purposes consist of salary (including 401(k) and Section 125 Plan contributions but not deferrals under a non-qualified Deferred Compensation Plan), bonus and taxable income attributable to restricted stock awards. Salary and bonus amounts for the named Executive Officers for 1996 are as shown on the Summary Compensation Table. Compensation deferred under the Corporation's non-qualified deferred compensation plan is included in Covered Compensation here because it is covered by the Corporation's unfunded supplemental employees' retirement plan for the participants in that plan.

     Current Compensation covered by the Pension Plan for any named executive whose Covered Compensation differs by more than 10% from the compensation disclosed for that executive in the Summary Compensation Table: Mr. C. H. Kaman, $1,000,000; Mr. Garneau, $358,879; Mr. Kozlow, $331,384; Mr. C. W. Kaman, II, $283,966; Mr. Cahill, $304,345.

     Federal law imposes certain limitations on annual pension benefits under the Pension Plan. For the named executive officers, the excess will be paid under the Corporation's unfunded supplemental employees' retirement plan.

     The Executive Officers named in Item 11(b) are participants in the plan and as of December 31, 1996, had the number of years of credited service indicated: Mr. C. H. Kaman - 51.10 years; Mr. Garneau - 15.48 years; Mr. Kozlow - 36.70 years; Mr. C. W. Kaman, II - 22.20; Mr. Cahill - 21.70 years.

     Benefits are computed generally in accordance with the benefit formula described above.

G) COMPENSATION OF DIRECTORS. Effective January 1, 1997, non-officer members of the Board of Directors of the Corporation receive an annual retainer of $20,000 and a fee of $1,000 for attending each meeting of the Board and each meeting of a Committee of the Board, except that the Chairman of the Audit Committee receives $1,250 for attending each meeting of that Committee.
These fees may be received on a deferred basis. In addition each such person will receive a 500 share Restricted Stock Award (RSA) providing for immediate vesting upon election as a director at the Corporation's 1997 Annual Meeting of Shareholders.

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

I)   Not Applicable.

J)   COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
IN COMPENSATION DECISIONS.

     1) The following persons served as members of the Personnel and Compensation Committee of the Corporation's Board of Directors during the last fiscal year: Frank C. Carlucci, Laney J. Chouest, Edythe J. Gaines, Walter H. Monteith, Jr. and John S. Murtha.

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

-----------------------------------------------------------------
Class of                          Number of Shares
Common     Name and Address       Owned as of        Percentage
Stock      Beneficial Owner       February 1, 1997     of Class
-----------------------------------------------------------------
Class B    Charles H. Kaman          258,375(1)          38.69%
           Kaman Corporation
           Blue Hills Avenue
           Bloomfield, CT 06002

Class B    Newgate Associates, Ltd.  199,802             29.91%
           c/o Murtha, Cullina,
               Richter & Pinney
           CityPlace I
           185 Asylum Street
           Hartford, CT 06103

Class B    C. William Kaman, II       55,206              8.27%
           Kaman Corporation
           Blue Hills Avenue
           Bloomfield, CT 06002

Class B    Robert D. Moses            48,729(2)           7.30%
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

                    Class of     Number of Shares Owned   Percentage
Name               Common Stock  as of February 1, 1997     of Class
--------------------------------------------------------------------
Brian E. Barents        -------        -------           -----
T. Jack Cahill          Class A         34,525(1)          *
E. Reeves Callaway      -------        -------           -----
Frank C. Carlucci       Class A          3,000(2)          *
Laney J. Chouest        Class A          5,331             *
John A. DiBiaggio       -------        -------           -----
Edythe J. Gaines        Class A          2,136             *
Robert M. Garneau       Class A         41,310(3)          *
                        Class B          7,970             *
Huntington Hardisty     Class A          6,000             *
Charles H. Kaman        Class A        248,654(4)         1.13%
                        Class B        258,375(5)        38.69%
C. William Kaman, II    Class A         74,844(6)          *
                        Class B         55,206(7)         8.27%
Walter R. Kozlow        Class A         65,439(8)          *
                        Class B            296             *
Eileen S. Kraus         Class A            514             *
Hartzel Z. Lebed        Class A         13,544(9)          *
Harvey S. Levenson      Class A         12,120             *
                        Class B         19,500(10)        2.92%
Walter H. Monteith, Jr. Class A            200             *
John S. Murtha          Class A         53,548(11)         *
                        Class B            432             *
Wanda L. Rogers         Class A          1,000             *
All Directors and
Executive Officers      Class A        562,165(12)        3.03%
as a group **           Class B        341,779           51.18%



(1) Includes 10,000 shares subject to the exercisable portion of stock options.
(2) Held jointly with Mrs. Carlucci.
(3) Includes 14,900 shares subject to the exercisable portion of stock options.
(4) Excludes the following:   24,132 shares held by Mrs. Kaman;
    7,871 shares held by Fidelco Guide Dog Foundation, Inc., a charitable foundation of which Mr. Kaman is President and Director, in which shares Mr. Kaman disclaims beneficial ownership; 184,434 shares held by Newgate Associates
    Limited Partnership, a limited partnership of which Mr.
    Kaman is the general partner; 21,816 shares held by Oldgate Associates ("Oldgate") a limited partnership of which Mr. Kaman is the general partner; 125,034 shares held by Oldgate and as to which shares Mr. Kaman disclaims beneficial interest, such portion of Oldgate having been placed in an irrevocable trust; and 72,500 shares held by the Charles H. Kaman Charitable Foundation, a private charitable foundation. Included are 45,000 shares subject to exercisable portion of stock options.
(5) Excludes the following: 1,471 shares held by Mrs. Kaman and 199,802 shares held by Newgate Associates Limited Partnership, a limited partnership of which Mr. Kaman is the general partner.
(6) Includes 14,900 shares subject to exercisable portion of stock options; and excludes 79,728 shares held by Mr. Kaman as Trustee, in which shares Mr. Kaman disclaims any beneficial ownership.
(7) Excludes 4,800 shares held by Mr. Kaman as Trustee in which shares Mr. Kaman disclaims any beneficial ownership.
(8) Includes 18,900 shares subject to exercisable portion of stock options.
(9) Includes 6,000 shares held in an Individual Retirement Account, and shares held jointly with Mrs. Lebed; excludes 480 shares held by Mrs. Lebed.
(10)Excludes 500 shares held by Mrs. Levenson.
(11)Held by Fleet National Bank pursuant to a revocable trust. Excludes 7,980 shares held by Fleet National Bank pursuant to a revocable trust for the benefit of Mrs. Murtha.
(12)Includes 103,100 shares subject to exercisable portion of stock options.
*   Less than one percent.
** Excludes 24,612 Class A shares and 1,971 Class B shares held by spouses of certain Directors and Executive Officers.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    During 1996, the Corporation obtained legal services from the Hartford, Connecticut law firm of Murtha, Cullina, Richter and Pinney of which Mr. Murtha, a Director of the Corporation, is counsel. The Corporation also obtained video production services in the amount of $109,370 from Polykonn Corporation, a Corporation controlled by Mr. Steven Kaman, son of Charles H. Kaman, Chairman and Chief Executive Officer of the Corporation. In addition the Corporation obtained consultant's services from Mr. Levenson, a Director of the Corporation in connection with a consultant's agreement entered into with Mr. Levenson for a term of one year under which the Corporation paid Mr. Levenson a consultant's fee at the rate of $10,000 per month. The Corporation also paid premiums on Mr. Levenson's Group Universal Life Insurance policy for 1996, in the amount of approximately $3,800, and retained Mr. Levenson as a participant in a program pursuant to which it paid for tax and estate planning services in the amount of approximately $5,700.

On February 20, 1997, the Corporation sold its interest in a subsidiary company, AirKaman of Jacksonville, Inc., to a Corporation controlled by C. William Kaman II for cash in the amount of approximately $3,615,000. C. William Kaman II is a director and Executive Vice President of the Corporation and is the son of Charles H. Kaman. The purchase price received by the Corporation was determined in accordance with an independent appraisal.





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


  (b)     REPORTS ON FORM 8-K.
          No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1996, which year is covered by this report.

                              SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bloomfield, State of Connecticut, on this 21st day of March, 1996.

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

Signature:            Title:                             Date:
-------------------------------------------------------------------

Charles H. Kaman      Chairman, President, Chief     March 21, 1997
                      Executive Officer and Director
                      (Chief Executive Officer)

Robert M. Garneau     Executive Vice President       March 21, 1997
                      and Chief Financial Officer
                      (Principal Financial and
                      Accounting Officer)

Robert M. Garneau                                    March 21, 1997

Attorney-in-Fact for:

    Brian E. Barents         Director
    E. Reeves Callaway, III  Director
    Frank C. Carlucci        Director
    Laney J. Chouest         Director
    John A. DiBiaggio        Director
    Edythe J. Gaines         Director
    Huntington Hardisty      Director
    C. William Kaman, II     Director
    Eileen S. Kraus          Director
    Hartzel Z. Lebed         Director
    Harvey S. Levenson       Director
    Walter H. Monteith, Jr.  Director
    John S. Murtha           Director
    Wanda L. Rogers          Director

                    KAMAN Corporation AND SUBSIDIARIES

                  Index to Financial Statement Schedules



Report of Independent Auditors

Financial Statement Schedules:

    Schedule II - Valuation and Qualifying Accounts

REPORT OF INDEPENDENT AUDITORS



KPMG Peat Marwick LLP
Certified Public Accountants
CityPlace II
Hartford, Connecticut 06103

The Board of Directors and Shareholders
Kaman Corporation:

Under date of January 27, 1997, we reported on the consolidated balance sheets of Kaman Corporation and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to shareholders. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ KPMG Peat Marwick LLP



Hartford, Connecticut
January 27, 1997

                       KAMAN Corporation AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in Thousands)

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
                 ======     ======     ======   ======     ======


                          YEAR ENDED DECEMBER 31, 1996
                                   Additions
                 BALANCE    CHARGED TO                     BALANCE
                 JANUARY 1, COSTS AND                      DECEMBER 31,
DESCRIPTION      1996       EXPENSES   OTHERS   DEDUCTIONS 1996
Allowance for
doubtful
accounts         $2,289     $1,288     $-----   $1,003(A)  $2,574
                 ======     ======     ======   ======     ======
Accumulated
amortization
of goodwill      $3,899     $  365     $-----   $  397(C)  $3,867
                 ======     ======     ======   ======     ======

(A) Write-off of bad debts, net of recoveries
(B) Write-off of accumulated amortization of goodwill related to the write-down of goodwill in Raymond Engineering Inc.
(C) Write-off of accumulated amortization of goodwill related to the sale of a division.

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

Exhibit 4b    The Revolving Credit Agreement           by reference
              between the Corporation and The
              Bank of Nova Scotia and Fleet National
              Bank of Connecticut, as
              Co-Administrative Agents, dated
              as of January 29, 1996. (Previously
              filed as an Exhibit to the Corporation's
              Annual Report on Form 10-K for the
              year ended December 31, 1995
              (Document No. 54381-96-2 filed with
              the Securities and Exchange Commission
              on March 22, 1996) and is incorporated
              in this report by reference.

Exhibit 4c    Deposit Agreement dated as of            by reference
              October 15, 1993 between the
              Corporation and Chemical Bank as
              Depositary and Holder of Depositary
              Shares has been filed as
              Exhibit (c)(1) to Schedule 13E-4
              (Document No. 5-34114 filed with the
              Securities and Exchange Commission
              on September 15, 1993) and is
              incorporated in this report by
              reference.

Exhibit 4d    The Corporation is party to certain      by reference
              long-term debt obligations, such
              as real estate mortgages, copies
              of which it agrees to furnish to
              the Commission upon request.

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

Exhibit 10b   The Kaman Corporation 1993 Stock        Attached
              Incentive Plan as amended effective
              November 19, 1996.

Exhibit 10c   The Kaman Corporation Employees         Attached
              Stock Purchase Plan as amended
              effective November 19, 1996.

Exhibit 11    Statement regarding computation          Attached
              of per share earnings.

Exhibit 13    Portions of the Corporation's            Attached
              1996 Annual Report to
              Shareholders as required by
              Item 8.

Exhibit 21    Subsidiaries.                            Attached

Exhibit 23    Consent of Independent Auditors.         Attached

Exhibit 24    Power of attorney under which            Attached
              this report has been signed on
              behalf of certain directors.

Exhibit 27    Financial Data Schedule                  Attached