Form 10-Q
period 1997-03-31
KAMAN CORP
filed 1997-05-13
CIK 54381

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
--- SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
    March 31, 1997.
    ---------------
    OR

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

                      1332 Blue Hills Avenue
                   Bloomfield, Connecticut 06002
             (Address of Principal Executive Offices)


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

                           Yes x   No
                              ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 1, 1997:

                         Class A Common   18,212,701
                         Class B Common      667,814



                           Page 1 of 15 Pages

                     KAMAN CORPORATION AND SUBSIDIARIES
                       PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:

             Condensed Consolidated Balance Sheets(In thousands)

                                            March 31,        December 31,
            Assets                            1997              1996
            ------                     -----------------  ------------------
Current assets:
  Cash                                         $   5,220           $   5,445
  Accounts receivable (net of
    allowance for doubtful
    accounts of $3,234 in
    1997, $2,574 in 1996)                        205,697             185,516
  Inventories:
    Raw materials                     $  7,151            $  9,278
    Work-in-process                     71,071              75,056
    Finished goods                      21,825              19,008
    Merchandise for resale             108,987   209,034   110,126   213,468
                                       -------             -------

  Other current assets                            36,382              29,702
                                                 -------             -------
    Total current assets                         456,333             434,131

Property, plant & equip., at cost      187,628             191,323
  Less accumulated depreciation
    and amortization                   114,693             114,930
                                       -------             -------
  Net property, plant & equipment                 72,935              76,393
Other assets                                      11,123              11,212
                                                --------            --------
                                               $ 540,391           $ 521,736
                                                ========            ========
            Liabilities and Shareholders' Equity
            ------------------------------------
Current liabilities:
  Notes payable                                 $ 79,837            $ 63,002
  Accounts payable                                53,079              61,334
  Accrued liabilities                             40,715              41,087
  Other current liabilities                       45,558              30,215
                                                 -------             -------
    Total current liabilities                    219,189             195,638

Deferred credits                                  15,280              14,028
Long-term debt, excl. current portion             84,529              83,940

Shareholders' equity:
  Series 2 preferred stock            $ 57,167            $ 57,167
  Other shareholders' equity           164,226   221,393   170,963   228,130
                                      --------  --------  --------  --------
                                                $540,391            $521,736
                                                ========            ========

                     KAMAN CORPORATION AND SUBSIDIARIES

Item 1. Financial Statements, Continued:

               Condensed Consolidated Statements of Operations
                  (In thousands except per share amounts)


                                                   For the Three Months
                                                      Ended March 31,
                                                   --------------------
                                                   1997            1996
                                                   ----            ----
Revenues                                       $  252,157       $ 240,033

Costs and expenses:
  Cost of sales                                   189,069         177,464
  Selling, general and
    administrative expense                         51,033          51,013
  Loss on closure of amplifier business            15,000               -
  Interest expense                                  2,479           2,429
  Other expense (income)                             (350)            155
                                                 --------         -------
                                                  257,231         231,061
                                                 --------         -------
Earnings (loss) before
  income taxes                                     (5,074)          8,972

Income taxes (benefit)                               (667)          3,770
                                                 --------         -------
Net earnings (loss)                            $   (4,407)      $   5,202
                                                 ========         =======
Preferred stock dividend
  requirement                                  $     (929)      $    (929)
                                                 ========         =======
Earnings (loss) applicable to
  common stock                                 $   (5,336)      $   4,273
                                                 ========         =======
Net earnings (loss) per common share:
  Primary                                      $     (.28)      $     .23
  Fully diluted                                $     (.28)      $     .22
                                                 ========         =======
Dividends declared per share:
  Series 2 preferred stock                     $     3.25       $    3.25
  Common stock                                 $      .11       $     .11
                                                 ========         =======


                         KAMAN CORPORATION AND SUBSIDIARIES
                      PART I - FINANCIAL INFORMATION, Continued

Item 1. Financial Statements, Continued:

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                     For the Three Months
                                                        Ended March 31,
                                                    --------------------
                                                       1997       1996
                                                    ---------   --------
Cash flows from operating activities:

  Net earnings(loss)                                $ (4,407)  $  5,202
  Depreciation and amortization                        3,048      2,980
  Gain on sale of assets                                (505)      (213)
  Loss on closure of amplifier business               15,000          -
 Changes in current assets and liabilities           (30,344)   (24,753)
  Other, net                                             518        645
                                                     --------   --------
    Cash provided by (used in) operating
      activities                                     (16,690)   (16,139)
                                                     --------   --------
Cash flows from investing activities:

  Proceeds from sale of assets                         3,623      1,669
  Expenditures for property, plant & equipment        (2,133)    (1,794)
  Other, net                                             (76)      (170)
                                                     --------   --------
    Cash provided by (used in) investing
      activities                                       1,414       (295)
                                                     --------   --------
Cash flows from financing activities:

  Additions to notes payable                          16,835        152
  Additions to long-term debt                            589     20,000
  Dividends paid                                      (3,002)    (2,970)
  Other, net                                             629        349
                                                     --------   --------
    Cash provided by (used in) financing
      activities                                      15,051     17,531
                                                     --------   --------

Net increase (decrease) in cash                         (225)     1,097

Cash at beginning of period                            5,445      4,078
                                                     --------   --------
Cash at end of period                               $  5,220    $ 5,175
                                                     ========   ========

                     KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued



Item 1.  Financial Statements, Continued:

            Notes to Condensed Consolidated Financial Statements
                               (In Thousands)



Basis of Presentation
----------------------

The December 31, 1996 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of Kaman Corporation and subsidiaries.

The balance of the condensed financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented and are of a normal recurring nature unless otherwise disclosed in this report.

The statements should be read in conjunction with the notes to the consolidated financial statements included in Kaman
Corporation's 1996 Annual Report.



Loss on Closure of Amplifier Business
-------------------------------------

The corporation recorded a pre-tax charge of $15,000 in the first quarter of 1997 as a result of management's decision to close Kaman Music's Trace Elliot amplifier manufacturing business in Great Britain. The closure is expected to be substantially completed by the end of 1997.



Cash Flow Items
---------------

Cash payments for interest were $2,984 and $2,717 for the three months ended March 31, 1997 and 1996, respectively. Cash payments for income taxes for the comparable periods were $1,033 and $1,158, respectively.

                    KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued



Item 1.  Financial Statements, Continued:

            Notes to Condensed Consolidated Financial Statements
                               (In Thousands)



Recently Issued Accounting Standard
-----------------------------------

Effective for periods ending on or after December 15, 1997, the computation, presentation, and disclosure requirements of Statement of Financial Accounting Standards No. 128, Earnings per Share, will apply to the corporation. The corporation does not anticipate any material adjustment to its consolidated financial statements as a result of the new statement.

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations


Results of Operations
---------------------

Consolidated revenues for the three months ended March 31, 1997 were up 5% compared to the same period of 1996. These results reflect increased revenues in the Diversified Technologies segment.

For the quarter ended March 31, 1997, the corporation recorded a pre-tax charge of $15 million related to closure of Music Distribution's amplifier manufacturing business located in Great Britain. As a result, the corporation recorded a loss of $4.4 million for the first quarter compared to earnings of $5.2 million for the same period of 1996. The loss applicable to common shareholders was $5.3 million, or 28 cents per share primary and fully diluted in 1997, compared to earnings of $4.3 million, or 23 cents per common share primary, 22 cents per common share fully diluted in the same period last year. Excluding the charge, first quarter earnings grew nearly 9% to $5.7 million, or 25 cents per common share primary, 24 cents per common share fully diluted. The first quarter charge reflects management's decision to cease the amplifier manufacturing operation in Great Britain and thereby reduce capital investment.

Diversified Technologies segment revenues increased by about 15% for the quarter ended March 31, 1997 compared to the same period of 1996. The increase is primarily attributable to increased demand for the corporation's specialty self-lubricating bearings and scientific services.

Within the Diversified Technologies segment, management continues efforts to adapt the corporation's businesses to conditions in defense and commercial aircraft markets. In this regard, management believes that there is potential for use of its SH-2 aircraft by foreign military services, particularly those using smaller ships with landing platforms that are well- suited to this helicopter. The corporation is currently performing a contract for the Republic of Egypt's acquisition of ten (10) SH-2G helicopters from the U.S. Navy. This work, which involves the retrofit of SH-2F helicopters already manufactured for the U.S. Navy into the SH-2G configuration, is expected to have a value of about $150 million over a three year period. Deliveries are scheduled to begin in the fourth quarter of this year. As it pursues other opportunities for foreign sales, the corporation has maintained an office in

                        KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

Australia to coordinate work on competitions in Australia, New Zealand, and Malaysia. During the first quarter of 1997, the corporation was notified by the Australian government that it had been selected as the "preferred tenderer" in a competition to supply eleven (11) multi-mission helicopters to go aboard Royal Australian Navy ANZAC frigates. Contract negotiations have begun and are expected to take several months to complete. The retrofit aircraft for Australia will incorporate a new cockpit and new weapons and sensors. Therefore, while the contract value is presently undetermined, management expects that it will be significantly larger in dollar value than the program for Egypt.
It is also anticipated that revenues and earnings will phase in gradually, with deliveries expected to begin in 2001. In the first quarter, Kaman was also chosen by the government of New Zealand as the "preferred tenderer" for that country's procurement of four (4) retrofitted aircraft. Contract negotiations should begin shortly and are expected to take several months to complete. Although the contract value and delivery schedule will not be determined until those negotiations are finalized, it is anticipated that the program will have a value in the range of the program for Egypt.
The corporation continues to pursue other opportunities for foreign sales as well, including Malaysia and other countries in Southeast Asia and the Middle East. In the U.S., the corporation is not manufacturing further aircraft for the U.S. Navy, however there are sixteen aircraft currently in the Naval Reserves and the corporation expects to continue to provide logistics and spare parts support for these aircraft.

As to its advanced technology defense programs, management believes that it is well positioned to compete in a defense environment that is increasingly emphasizing advanced technology "smart weapons" programs in its strategic planning. The corporation has significant expertise in the field of high-technology programs, having performed a multitude of government contracts over the years. These contracts have involved products and systems, as well as services such as computer software development, intelligence analysis, and research and development. The corporation continues to be successful in maintaining revenues from this type of business, however competition in this area is increasing.

The corporation also performs aerospace subcontracting work for several airframe manufacturing programs. This business has shown some improvement due to renewed health in the domestic aviation market, examples of which include work associated with the Boeing 777 and the McDonnell Douglas C-17.

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)



Management continues to take a conservative approach to production of its K-MAX helicopter, a medium to heavy lift 'aerial truck' for use in logging, fire fighting, reforestation, utility power line work, and other applications. Management believes that this approach will give the aircraft's markets time to develop and expects that sales and profitability will take some time to achieve. Management also recognizes that the market has been affected by the availability of military surplus aircraft released to the public at lower cost than new aircraft.

Another potential application for the K-MAX is the task of vertical replenishment ("VERTREP"), a non-combat role in the military.
Since 1995, the K-MAX has been chosen by the U.S. Navy Military Sealift Command ("MSC") to provide two separate demonstrations of its VERTREP capabilities under charter/lease arrangements. A third demonstration opportunity was recently awarded to another provider. Management does not consider it unusual that the government would choose to award the latest project to another provider in order to provide comparative performance data.

Overall, Distribution segment revenues were relatively flat for the quarter ended March 31, 1997 compared to the same period of 1996. These results reflect an increase of 3% in Industrial Distribution revenues (which constitutes 78% of the segment's revenues) offset by a decrease of about 13% for Music Distribution.

The Industrial Distribution business continues to benefit from efforts to enhance operating efficiencies, expand partnering relationships with suppliers, address the needs of customers who want to consolidate their vendor base, and provide value added services in areas such as electrical and electronic systems, materials handling, and precision positioning systems. For certain of its larger customers, the company also performs an "integrated supply" function, involving management of parts inventories and associated personnel as well as selection of suppliers for the customer's facility. Sales for this business are made to nearly every sector of U.S. industry, however, so demand for products tends to be influenced by industrial production levels. During the first quarter of 1997, the Music Distribution business was affected by softness in both foreign and domestic markets for its products.

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


Total operating profits for the segments for the first quarter of 1997 declined substantially compared to the same period of 1996 due to the pre-tax charge in the Distribution segment. Operating profits for Diversified Technologies increased about 4% for the quarter over the same period last year, primarily attributable to specialty bearings and scientific services. As a result of the pre-tax charge, the Distribution segment experienced an operating loss for the three month period ended March 31, 1997. Management has come to believe that certain structural changes in consumer music markets may be occurring and it is continuing to evaluate its strategic direction in this business.

Interest expense for the first quarter of 1997 increased 2% compared to the same period of 1996, primarily due to increases in average borrowings.

The corporation recorded an income tax benefit at an overall rate of 13.1% as a result of the pre-tax charge and the loss for the first three months of 1997. The tax benefit rate would have been larger but for the fact that the tax benefit is limited for losses associated with operations in Great Britain. The consolidated effective income tax rate was 42.0% for the comparable period of 1996.

Effective for periods ending on or after December 15, 1997, the computation, presentation, and disclosure requirements of Statement of Financial Accounting Standards No. 128, Earnings per Share, will apply to the corporation. The corporation does not anticipate any material adjustment to its consolidated financial statements as a result of the new statement.


Liquidity and Capital Resources
-------------------------------

The corporation's cash flow from operations has generally been sufficient to finance a significant portion of its working capital and other capital requirements. During the past few years, however, the corporation's capital requirements have continued to increase, and this resulted in financing more of its requirements from bank borrowings.

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


During the first quarter, operating activities required additional cash principally due to working capital requirements, including increases in accounts receivable for the Industrial Distribution business and for work on the SH-2 program for Egypt, specialty bearings, and scientific services, and reductions in accounts payable in the Diversified Technologies segment.

Cash used in investing activities has traditionally been for the acquisition of equipment used for manufacturing and distribution. During the first quarter, these customary requirements were supplemented by proceeds from the sale of assets, principally the disposition of a small fixed base operation subsidiary in the Distribution segment.

Cash provided by financing activities was primarily used to support the previously discussed increase in working capital requirements. For this purpose, the corporation maintains a revolving credit agreement involving twelve domestic and foreign banks. This facility was established in January 1996 and provides a maximum unsecured line of credit of $250 million. It replaces two previous revolving credit arrangements and involves many of the same lenders that participated in those arrangements. The agreement has a term of five years and contains various covenants, including debt to capitalization, consolidated net worth requirements, and limitations on other loan indebtedness that the corporation may incur.

Cash used by financing activities was primarily attributable to the payment of dividends.

Under its revolving credit agreement, the corporation has the ability to borrow funds on both a short-term and long-term basis. As of March 31, 1997, the corporation's aggregate borrowings were $130.1 million, most of which was borrowed under the revolving credit facility. Average borrowings were $129.3 million for the first three months of 1997, compared to $116.9 million for the same period last year.

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


Forward-Looking Statements
--------------------------

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

                KAMAN CORPORATION AND SUBSIDIARIES

                     Part II - OTHER INFORMATION



Item 4.   Submission of Matters to Vote of Security Holders

     The annual meeting of the shareholders of the corporation was held at the offices of the corporation on April 15, 1997.
Following is a brief description of each matter voted upon at the meeting:


     1.   Election of Directors
          ---------------------

     The following fourteen (14) individuals were elected directors of the corporation to serve until the next annual meeting and until their successors have been elected:


          Brian E. Barents         Eileen S. Kraus
          E. Reeves Callaway III   Hartzel Z. Lebed
          Frank C. Carlucci        John A. DiBiaggio
          Laney J. Chouest         Walter H. Monteith, Jr.
          Edythe J. Gaines         John S. Murtha
          Huntington Hardisty      Wanda Lee Rogers
          Charles H. Kaman
          C. William Kaman II

     For each director, the Class B shareholders voted 606,800 shares in favor; 20 shares against; no abstentions; and no broker non-votes.


     2.   Authorization to Elect One Additional Director
          ----------------------------------------------

     A proposal to authorize the Board of Directors to elect one
(1) additional director during the ensuing year was adopted by the Class B shareholders who voted 605,120 shares in favor; 1,680 shares against; 20 shares abstaining; and no broker non-votes.


     3.   Appointment of KPMG Peat Marwick LLP
          ------------------------------------

     A proposal to appoint KPMG Peat Marwick LLP as independent auditors for the corporation during the ensuing year was adopted by the Class B shareholders, who voted 606,800 shares in favor; 20 shares against; no abstentions; and no broker non-votes.

                         KAMAN CORPORATION AND SUBSIDIARIES

                         PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits to Form 10-Q:

              (11)  Earnings per common share computation

              (27)  Financial Data Schedule

         (b)  Reports on Form 8-K:

              There were no reports on Form 8-K filed during the quarter ended March 31, 1997. A report on Form 8-K dated April 15, 1997 was filed on April 16, 1997, which report described the corporation's announcement of a pre-tax charge of $15 million taken in the first quarter 1997 as a result of management's decision to close Kaman Music Corporation's Trace Elliot amplifier manufacturing business in Great Britain.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KAMAN CORPORATION
                                   Registrant



Date:    May 13, 1997          By  Charles H. Kaman
                                   Chairman and
                                    Chief Executive Officer
                                   (Duly Authorized Officer)



Date:    May 13, 1997          By  Robert M. Garneau
                                   Executive Vice President and
                                   Chief Financial Officer

                    KAMAN CORPORATION AND SUBSIDIARIES

                              Index to Exhibits





Exhibit 11    Earnings Per Common Share
              Computation                            Attached



Exhibit 27    Financial Data Schedule                Attached