Form 10-Q
period 1997-06-30
KAMAN CORP
filed 1997-08-15
CIK 54381

                   SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

                               FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

     JUNE 30, 1997.
     --------------

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

                           Yes  x      No
                               ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1997:

                         Class A Common   18,279,885
                         Class B Common      667,814


                            Page 1 of 15 Pages

                     KAMAN CORPORATION AND SUBSIDIARIES
                       PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
                     Condensed Consolidated Balance Sheets
                                (In thousands)

                                             June 30,        December 31,
           Assets                              1997              1996
           ------                       ----------------  -----------------
Current assets:
  Cash                                          $ 57,188          $  5,445
  Accounts receivable (net of allowance
    for doubtful accounts of $4,291 in
    1997, $2,574 in 1996)                        201,870           185,516
  Inventories:
    Raw materials                      $  6,519          $  9,278
    Work-in-process                      75,552            75,056
    Finished goods                       18,764            19,008
    Merchandise for resale              104,870  205,705  110,126  213,468
                                       --------          --------
  Other current assets                            37,694            29,702
                                                --------          --------
    Total current assets                         502,457           434,131

Property, plant and equipment, at cost  188,218           191,323
  Less accumulated depreciation and
    amortization                        115,390           114,930
                                       --------          --------
  Net property, plant and equipment               72,828            76,393
Other assets                                      10,708            11,212
                                                --------          --------
                                                $585,993          $521,736
                                                ========          ========
           Liabilities and Shareholders' Equity
           ------------------------------------
Current liabilities:
  Notes payable                                 $ 84,126          $ 63,002
  Accounts payable                                54,699            61,334
  Accrued liabilities                             41,837            41,087
  Customer Advances                               49,448                 -
  Other current liabilities                       31,629            30,215
                                                 -------          --------
    Total current liabilities                    261,739           195,638
Deferred credits                                  15,795            14,028
Long-term debt, excluding current
  portion                                         82,024            83,940

Shareholders' equity:
  Series 2 preferred stock             $ 57,167          $ 57,167
  Other shareholders' equity            169,268  226,435  170,963  228,130
                                       -------- -------- -------- --------
                                                $585,993          $521,736
                                                ========          ========
                                            - 2 -

                        KAMAN CORPORATION AND SUBSIDIARIES
                    PART I - FINANCIAL INFORMATION, Continued


Item 1. Financial Statements, Continued:

           Condensed Consolidated Statements of Operations
              (In thousands except per share amounts)

                               For the Three Months   For the Six Months
                                  Ended June 30,         Ended June 30,
                               --------------------   ------------------
                                  1997      1996         1997      1996
                                  ----      ----         ----      ----
Revenues                        $250,245  $246,525    $502,402  $486,558

Costs and expenses:
    Cost of sales                188,445   185,716     377,514   363,180
    Selling, general and
        administrative expense    53,675    48,532     104,708    99,545
    Loss (credit) on sale of
        amplifier business        (4,600)        -      10,400         -
    Interest expense               2,614     2,377       5,093     4,806
    Other expense (income), net      223       134        (127)      289
                                --------  --------    --------  --------
                                 240,357   236,759     497,588   467,820
                                --------  --------    --------  --------

Earnings before income taxes       9,888     9,766       4,814    18,738

Income taxes                       3,178     4,354       2,511     8,124
                                --------  --------    --------  --------
Net earnings                    $  6,710  $  5,412    $  2,303  $ 10,614
                                ========  ========    ========  ========
Preferred stock dividend
    requirement                 $   (929) $   (929)   $ (1,858) $ (1,858)
                                ========  ========    ========  ========
Earnings applicable to
    common stock                $  5,781  $  4,483    $    445  $  8,756
                                ========  ========    ========  ========
Net earnings per common share:
    Primary                     $    .30  $    .24    $    .02  $    .47
    Fully diluted               $    .28  $    .23    $    .02  $    .45
                                ========  ========    ========  ========
Dividends declared per share:
    Series 2 preferred stock    $   3.25  $   3.25    $   6.50  $   6.50
    Common stock                $    .11  $    .11    $    .22  $    .22
                                ========  ========    ========  ========

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 1. Financial Statements, Continued:

             Condensed Consolidated Statements of Cash Flows
                             (In thousands)

                                                 For the Six Months
                                                    Ended June 30,
                                                 -------------------
                                                  1997         1996
                                                 ------       ------
Cash flows from operating activities:
    Net earnings                               $  2,303     $ 10,614
    Depreciation and amortization                 6,011        5,990
    Gain on sale of assets                         (509)        (295)
    Loss on sale of amplifier business           10,400            -
    Changes in current assets and liabilities   (31,161)     (23,428)
    Customer advances                            49,448            -
    Other, net                                    2,136          652
                                                --------     --------
        Cash provided by (used in) operating
          activities                             38,628       (6,467)
                                                --------     --------
Cash flows from investing activities:
    Proceeds from sale of assets                  3,661        1,758
    Expenditures for property, plant &
      equipment                                  (5,049)      (3,992)
    Other, net                                     (100)        (240)
                                                --------     --------
        Cash provided by (used in) investing
          activities                             (1,488)      (2,474)
                                                --------     --------
Cash flows from financing activities:
    Additions(reductions) to notes payable       21,124       (5,719)
    Additions to long-term debt                       -       20,000
    Dividends paid                               (6,012)      (5,946)
    Other, net                                     (509)         806
                                                --------     --------
        Cash provided by (used in) financing
          activities                             14,603        9,141
                                                --------     --------
Net increase in cash                             51,743          200

Cash at beginning of period                       5,445        4,078
                                                --------     --------
Cash at end of period                          $ 57,188     $  4,278
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



Customer Advances
-----------------
The corporation has received two advance payments from the Commonwealth of Australia in connection with the purchase of eleven
(11) SH-2G helicopters. The first payment of $49,500 was received on June 30 and the second payment of $49,500 was received on July 14, 1997. In accordance with contract requirements, the corporation fully secured these payments, upon their receipt, through the issuance of an irrevocable letter of credit. It is anticipated that the letter of credit amount will be reduced as various contract milestones are achieved. Substantially all of the advance payments were applied to pay down bank debt during the month of July.




Revolving Credit Agreement
--------------------------
The Corporation's revolving credit agreement dated January 29, 1996, was amended and restated as of July 3, 1997, in order to address the corporation's requirement for issuance of letters of credit to secure advance payments by foreign governments in connection with the sale of SH-2 aircraft.

                    KAMAN CORPORATION AND SUBSIDIARIES
                PART I - FINANCIAL INFORMATION, Continued


Item 1.  Financial Statements, Continued:

            Notes to Condensed Consolidated Financial Statements
                               (In Thousands)


Loss on Sale of Amplifier Business
----------------------------------
In April 1997, the corporation announced its decision to close Kaman Music's Trace Elliot amplifier manufacturing business in Great Britain. As a result of that decision, the corporation recorded a pre-tax charge in the first quarter of 1997 equal to $15,000 related to closure of Trace Elliot. The operation was subsequently purchased by a Trace Elliot management group. As a result of that sale, only $10,400 of the charge was necessary to close out the corporation's interest in Trace Elliot, with the balance offsetting other matters associated with Kaman Music's operations.



Cash Flow Items
---------------
Cash payments for interest were $5,530 and $4,582 for the six months ended June 30, 1997 and 1996, respectively. Cash payments for income taxes for the six months ended June 30, 1997 and 1996 were $5,294 and $6,675, respectively.



Recently Issued Accounting Standards
------------------------------------
Effective for periods ending after December 15, 1997, the provisions of Statements of Financial Accounting Standards No. 128 "Earnings per Share", and No. 129 "Disclosure of Information About Capital Structure" will apply to the corporation. The corporation does not anticipate any material impact to its consolidated financial statements as a result of the new statements.

Effective for periods beginning after December 15, 1997, the provisions of Statements of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosures About Segments of an Enterprise and Related Information" will apply to the corporation. The corporation anticipates that adoption of these statements may have an effect on presentation of certain financial information.

                    KAMAN CORPORATION AND SUBSIDIARIES
                PART I - FINANCIAL INFORMATION, Continued


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations


Results of Operations
---------------------

Consolidated revenues for the three month and six month periods ended June 30, 1997 were relatively even and up slightly, respectively, compared to the same periods of 1996.

Diversified Technologies segment revenues for the three month period ended June 30, 1997 were even with the same period of last year; for the six month period ended June 30, 1997 revenues were up 7% compared to the same period a year ago. The increase is primarily due to increased demand for the corporation's scientific services and specialty self-lubricating bearings.

The Diversified Technologies segment businesses continue to adapt to evolving defense and commercial aircraft markets. The corporation has had some success in winning contracts for the sale of its SH-2 multi-mission helicopter to foreign governments. The corporation is currently performing a contract for the Republic of Egypt's acquisition of ten (10) SH-2G helicopters from the U.S. Navy. This work involves the retrofit of SH-2F helicopters, previously manufactured for the U.S. Navy and currently in storage, into the SH-2G configuration. The contract is expected to have a value of about $150 million over a three year period of which $110 million has been recognized as revenue. Deliveries are scheduled to begin in the fourth quarter of this year. Additionally, during the second quarter of 1997, contracts were signed with the Commonwealth of Australia and the Government of New Zealand for the supply of retrofit SH-2G aircraft. The work for Australia involves eleven (11) aircraft (incorporating a new cockpit and new weapons and sensors) with support, including a support services facility, for the Royal Australian Navy. This contract is valued at nearly $600 million. The work for New Zealand involves four (4) aircraft, and support, for New Zealand defense forces. This contract is valued at nearly $180 million. It is expected that revenues and earnings for the Australia and New Zealand programs will phase in gradually, beginning in the second half of this year. Deliveries under both programs are expected to begin in the 2000 - 2001 time frame. The corporation continues to pursue other opportunities for foreign sales as well, including countries in Southeast Asia and the Middle East. In the U.S., there are currently sixteen (16) SH-2G aircraft in the Naval Reserves and the corporation expects to continue providing logistics and spare parts support for these aircraft, even though it no longer manufactures this aircraft for the U.S. government.

                      KAMAN CORPORATION AND SUBSIDIARIES
                PART I - FINANCIAL INFORMATION, Continued

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)


The corporation also performs aerospace subcontracting work for several airframe manufacturing programs and manufactures various niche market products, including self-lubricating bearings for use in aircraft, marine vessels, and hydro-power plants; and flexible couplings for use in helicopters. These businesses have shown some improvement due to renewed health in the domestic aviation market, examples of which include work associated with the Boeing 777 and the McDonnell Douglas C-17.

Management continues to take a conservative approach to production of its K-MAX (registered trademark) helicopter, a medium to heavy lift 'aerial truck' for use in logging, fire fighting, reforestation, utility power line work, and other applications. Management believes that this approach will give the aircraft's markets time to develop and expects that sales and profitability will take some time to achieve. Management also recognizes that the market has been affected by the availability of military surplus aircraft released to the public at lower cost than new aircraft. Another potential application for the K-MAX is the task of vertical replenishment ("VERTREP"), a non-combat role in the military. Since 1995, the K-MAX has been chosen by the U.S. Navy Military Sealift Command ("MSC") to provide two separate demonstrations of its VERTREP capabilities under charter/lease arrangements. A third demonstration is currently being conducted by another provider. Management does not consider it unusual that the government would choose to award the latest project to another provider in order to provide comparative performance data.

In its advanced technology defense programs, management believes that its business is well positioned to compete in a defense environment that is increasingly emphasizing advanced technology "smart weapons" programs. The corporation has significant expertise in the field of high-technology programs, having performed a multitude of government contracts over the years, involving products and systems, as well as services such as computer software development, intelligence analysis, and research and development. The corporation has continued to be successful in maintaining revenues from this type of business, however competition in this area is increasing due to widespread consolidation in the defense sciences industry, and an increasing tendency for defense sciences contracts to become larger in size and longer in duration. Based upon its view of longer term trends in this area of business, the corporation announced on July 24, 1997, that it is exploring the possible sale of Kaman Sciences Corporation, its defense related sciences subsidiary. Lazard Freres & Co. will be assisting in the process, which is expected to take several months and there are no guarantees that any transaction will result from this process.
                                   - 8 -

                    KAMAN CORPORATION AND SUBSIDIARIES
                PART I - FINANCIAL INFORMATION, Continued


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)



Overall, Distribution segment revenues were relatively flat for the quarter and six months ended June 30, 1997 compared to the same periods of 1996. These results reflect increases of 9% and 6% respectively, in Industrial Distribution revenues (which constitutes 79% of the segment's revenues) offset by decreases of 16% and 14% respectively, in Music Distribution.

The Industrial Distribution business continues to benefit from efforts to enhance operating efficiencies, expand partnering relationships with suppliers, address the needs of customers who want to consolidate their vendor base, and provide value added services in areas such as electrical and electronic systems, materials handling, and precision positioning systems. For certain of its larger customers, the company also performs an "integrated supply" function, involving management of parts inventories and associated personnel as well as selection of suppliers for the customer's facility. The company also continues some expansion of its geographical presence in response to customer demand. However, sales for this business are made to nearly every sector of U.S. industry, so demand for products tends to be influenced by industrial production levels. During the first half of 1997, the Music Distribution business has been affected by softness in both foreign and domestic markets for its products. For the quarter ended March 31, 1997, the corporation recorded a pre-tax charge of $15 million related to closure of the Music Distribution company's Trace Elliot amplifier manufacturing business in Great Britain. The charge reflects management's decision to cease that operation and thereby reduce capital investment. The operation was subsequently purchased by a Trace Elliot management group. As a result of the sale, only $10.4 million of the charge was necessary to close out the corporation's interest in Trace Elliot. For the second quarter, the credit resulting from reversal of the balance of the charge that was not utilized in connection with the Trace Elliot sale offset the effects of a decline in Music Distribution revenues as well as costs associated with receivable and inventory carrying values and streamlining Music Distribution operations. The decline in Music revenues in the second quarter reflects continued contraction and changes in the worldwide music market as well as reduced revenue from the loss of sales of Trace Elliot products and discontinued product lines.

Total operating profits for the segments for the second quarter of 1997 increased by approximately 6% compared to the same period of 1996. For the six months ended June 30, 1997, total operating profits declined substantially due to the first quarter charge and loss of sales in the Music Distribution portion of the Distribution

                      KAMAN CORPORATION AND SUBSIDIARIES
                PART I - FINANCIAL INFORMATION, Continued

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)



segment business. Operating profits for Diversified Technologies increased about 19% for the quarter ended June 30, 1997, and almost 11% for the six month period, compared to the prior year, primarily due to demand for specialty bearings and scientific services. The Distribution segment experienced an operating loss for the six month period ended June 30, 1997, due to the first quarter pre-tax charge and loss of sales of Trace Elliot products and other discontinued product lines. Management is continuing to evaluate its strategic direction in the Music business.

Interest expense for the first half of 1997 increased 6% compared to the same period of 1996, primarily due to increases in average borrowings.

The consolidated effective income tax rate for the first six months of 1997 was 52.2%, reflecting adjustments for the tax benefits associated with the Trace Elliot matter. For the same period of 1996, the rate was 43.4%.

Net earnings for the quarter ended June 30, 1997 were $6.7 million, compared to $5.4 million a year ago. Earnings applicable to common shareholders were $5.8 million, or 30 cents per common share primary, 28 cents per common share fully diluted, compared to $4.5 million, or 24 cents per common share primary, 23 cents per common share fully diluted, for the second quarter of 1996. A lower effective tax rate was a principal factor contributing to the increase in earnings for the quarter.

Net earnings for the six months ended June 30, 1997 were $2.3 million, compared to $10.6 million a year ago. Earnings applicable to common shareholders were $445,000 or 2 cents per common share primary and fully diluted, compared to $8.8 million, or 47 cents per common share primary, 45 cents per common share fully diluted, in 1996. As explained above, earnings were affected by the first quarter pre-tax charge.

Effective for periods ending after December 15, 1997, the provisions of Statements of Financial Accounting Standards No. 128 "Earnings per Share", and No. 129 "Disclosure of Information About Capital Structure" will apply to the corporation. The corporation does not anticipate any material impact to its consolidated financial statements as a result of the new statements.

Effective for periods beginning after December 15, 1997, the provisions of Statements of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosures About

                    KAMAN CORPORATION AND SUBSIDIARIES
                PART I - FINANCIAL INFORMATION, Continued

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)


Segments of an Enterprise and Related Information" will apply to the corporation. The corporation anticipates that adoption of these statements may have an effect on presentation of certain financial information.

Management is aware of the potential software logic anomalies associated with the year 2000 date change and does not currently anticipate any material effect upon its operations as a result thereof.


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

During the second quarter, operating activities required additional cash principally due to working capital requirements, including increases in accounts receivable for the Industrial Distribution business and for work on the SH-2 program for Egypt, specialty bearings, and scientific services.

Cash used in investing activities has traditionally been for the acquisition of machinery and computer equipment used in manufacturing and distribution. During the first half of the year, these customary requirements were supplemented by proceeds from the sale of assets, principally the disposition of a small fixed base operation subsidiary in the Distribution segment.

Cash provided by financing activities was primarily used to support the previously discussed increase in working capital requirements. For this purpose, the corporation maintains a revolving credit agreement involving twelve domestic and foreign banks. This facility provides a maximum unsecured line of credit of $250 million. The agreement has a term of five years ending in January 2001, and contains various covenants, including debt to capitalization, consolidated net worth requirements, and limitations on other loan indebtedness that the corporation may incur. The agreement was amended and restated as of July 3, 1997, in order to address the corporation's requirement for issuance of letters of credit to secure advance payments by foreign governments in connection with the sale of SH-2 aircraft. Specifically, the corporation has received two advance payments from the

                     KAMAN CORPORATION AND SUBSIDIARIES
                PART I - FINANCIAL INFORMATION, Continued

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)


Commonwealth of Australia in connection with the SH-2G contract previously described. The first payment of $49.5 million was received on June 30 and the second payment of $49.5 million was received on July 14, 1997. The corporation fully secured these payments, upon their receipt, through the issuance of an irrevocable letter of credit. It is anticipated that the letter of credit amount will be reduced as various contract milestones are achieved.

Cash used by financing activities was primarily attributable to the payment of dividends.

Under its revolving credit agreement, the corporation has the ability to borrow funds on both a short-term and long-term basis. As of June 30, 1997, the corporation's aggregate borrowings were $132.0 million, most of which was borrowed under the revolving credit facility. Average borrowings were $129.5 million for the first six months of 1997, compared to $118.9 million for the same period last year. Substantially all of the advance payments described above were applied to pay down bank debt during the month of July.

Management believes that the corporation's cash flow from operations and available unused bank lines of credit under its revolving credit agreement will be sufficient to finance its working capital and other capital requirements for the foreseeable future.

Forward-Looking Statements
--------------------------
This report contains forward-looking information relating to the corporation's business prospects, including the SH-2G and K-MAX helicopter programs, the potential sale of Kaman Sciences Corporation, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of contract negotiations with government authorities, including foreign governments; 2) political developments in countries where the corporation intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) competitive conditions in markets served by the corporation; 5) the degree of acceptance of new products in the marketplace; 6) currency exchange rates, taxes, laws and regulations inflation rates, general business conditions and other factors; and 7) the corporation's ability to structure a sale of Kaman Sciences on acceptable terms. Any forward-looking information should be considered with these factors in mind.

                      KAMAN CORPORATION AND SUBSIDIARIES

                         PART II - OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits to Form 10-Q:

              (4) Amended and Restated Revolving Credit Agreement (amending and restating the Revolving Credit
                    Agreement, dated as of January 29, 1996) between the Corporation and The Bank of Nova
                    Scotia and Fleet National Bank, as the
                    Co-Administrative Agents, dated as of
                    July 3, 1997.

              (11)  Earnings Per Common Share Computation

              (27)  Financial Data Schedule

         (b) Reports on Form 8-K filed in the second quarter of 1997:

              (1) A report on Form 8-K dated April 15, 1997 was filed on April 16, 1997, which report described the corporation's announcement of a pre-tax charge of $15 million taken in the first quarter 1997 as a result of management's decision to close Kaman Music Corporation's Trace Elliot amplifier manufacturing business in Great Britain.


         (c) Reports on Form 8-K filed subsequent to the second quarter of 1997:

              (1) A report on Form 8-K was filed on July 3, 1997 relating to the sale of the Trace Elliot amplifier manufacturing business in Great
                    Britain.

              (2) A report on Form 8-K was filed on July 24, 1997 announcing the possible sale of Kaman Sciences Corporation.

                      KAMAN CORPORATION AND SUBSIDIARIES

                          PART II - OTHER INFORMATION




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KAMAN CORPORATION
                                   Registrant





Date: August 13, 1997          By  Charles H. Kaman
                                   President and
                                   Chief Executive Officer
                                   (Duly Authorized Officer)





Date: August 13, 1997          By  Robert M. Garneau
                                   Executive Vice President and
                                   Chief Financial Officer

                    KAMAN CORPORATION AND SUBSIDIARIES

                              Index to Exhibits








Exhibit 4     Amended and Restated Revolving
              Credit Agreement, dated as of
              July 3, 1997                           Attached


Exhibit 11    Earnings Per Common Share
              Computation                            Attached



Exhibit 27    Financial Data Schedule                Attached