Form 10-Q
period 1997-09-30
KAMAN CORP
filed 1997-11-14
CIK 54381

                   SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

                               FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

     SEPTEMBER 30, 1997.
     --------------

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

                           Yes  x      No
                               ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1997:

                         Class A Common   18,345,126
                         Class B Common      667,814

                            Page 1 of 17 Pages

                     KAMAN CORPORATION AND SUBSIDIARIES
                       PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
                     Condensed Consolidated Balance Sheets
                                (In thousands)

                                            September 30,     December 31,
           Assets                              1997              1996
           ------                       ----------------  -----------------
Current assets:
  Cash                                          $ 10,040          $  5,445
  Accounts receivable (net of allowance
    for doubtful accounts of $3,752 in
    1997, $2,574 in 1996)                        229,736           185,516
  Inventories:
    Raw materials                      $  6,166          $  9,278
    Work-in-process                      74,606            75,056
    Finished goods                       11,582            19,008
    Merchandise for resale              104,870  197,224  110,126  213,468
                                       --------          --------
  Other current assets                            30,777            29,702
                                                --------          --------
    Total current assets                         467,777           434,131

Property, plant and equipment, at cost  190,502           191,323
  Less accumulated depreciation and
    amortization                        117,089           114,930
                                       --------          --------
  Net property, plant and equipment               73,413            76,393
Other assets                                      10,760            11,212
                                                --------          --------
                                                $551,950          $521,736
                                                ========          ========
           Liabilities and Shareholders' Equity
           ------------------------------------
Current liabilities:
  Notes payable                                 $ 14,920          $ 63,002
  Accounts payable                                60,630            61,334
  Accrued liabilities                             40,267            41,087
  Customer advances                              101,789                 -
  Other current liabilities                       27,228            30,215
                                                 -------          --------
    Total current liabilities                    244,834           195,638
Deferred credits                                  16,147            14,028
Long-term debt, excluding current
  portion                                         59,690            83,940

Shareholders' equity:
  Series 2 preferred stock             $ 57,140          $ 57,167
  Other shareholders' equity            174,139  231,279  170,963  228,130
                                       -------- -------- -------- --------
                                                $551,950          $521,736
                                                ========          ========

                        KAMAN CORPORATION AND SUBSIDIARIES
                    PART I - FINANCIAL INFORMATION, Continued


Item 1. Financial Statements, Continued:

           Condensed Consolidated Statements of Operations
              (In thousands except per share amounts)

                               For the Three Months   For the Nine Months
                               Ended September 30,    Ended September 30,
                               --------------------   ------------------
                                  1997      1996         1997      1996
                                  ----      ----         ----      ----
Revenues                        $269,974  $227,994    $772,376  $714,552

Costs and expenses:
    Cost of sales                206,277   170,361     583,791   533,541
    Selling, general and
        administrative expense    50,230    45,103     154,938   144,648
    Loss on sale of
        amplifier business             -         -      10,400         -
    Interest expense               1,423     2,472       6,516     7,278
    Other expense (income), net      196       173          69       462
                                --------  --------    --------  --------
                                 258,126   218,109     755,714   685,929
                                --------  --------    --------  --------

Earnings before income taxes      11,848     9,885      16,662    28,623

Income taxes                       4,751     4,051       7,262    12,175
                                --------  --------    --------  --------
Net earnings                    $  7,097  $  5,834    $  9,400  $ 16,448
                                ========  ========    ========  ========
Preferred stock dividend
    requirement                 $   (929) $   (929)   $ (2,787) $ (2,787)
                                ========  ========    ========  ========
Earnings applicable to
    common stock                $  6,168  $  4,905    $  6,613  $ 13,661
                                ========  ========    ========  ========
Net earnings per common share:
    Primary                     $    .32  $    .26    $    .35  $    .73
    Fully diluted               $    .29  $    .25    $    .35  $    .70
                                ========  ========    ========  ========
Dividends declared per share:
    Series 2 preferred stock    $   3.25  $   3.25    $   9.75  $   9.75
    Common stock                $    .11  $    .11    $    .33  $    .33
                                ========  ========    ========  ========

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 1. Financial Statements, Continued:

             Condensed Consolidated Statements of Cash Flows
                             (In thousands)

                                                 For the Nine Months
                                                 Ended September 30,
                                                 -------------------
                                                  1997         1996
                                                 ------       ------
Cash flows from operating activities:
    Net earnings                               $  9,400     $ 16,448
    Depreciation and amortization                 8,999        9,044
    Gain on sale of assets                         (502)        (264)
    Loss on sale of amplifier business           10,400            -
    Changes in current assets and liabilities   (43,451)     (45,148)
    Customer advances                           101,789            -
    Other, net                                    2,594          956
                                               ---------    ---------
        Cash provided by (used in) operating
          activities                             89,229      (18,964)
                                               ---------    ---------
Cash flows from investing activities:
    Proceeds from sale of assets                  3,677        1,789
    Expenditures for property, plant &
      equipment                                  (8,764)      (5,156)
    Other, net                                     (254)        (366)
                                               ---------    ---------
        Cash provided by (used in) investing
          activities                             (5,341)      (3,733)
                                               ---------    ---------
Cash flows from financing activities:
    Additions(reductions) to notes payable      (48,082)      11,799
    Additions to long-term debt                       -       20,000
    Reductions to long-term debt                (24,250)           -
    Dividends paid                               (9,030)      (8,929)
    Other, net                                    2,069        1,017
                                               ---------    ---------
        Cash provided by (used in) financing
          activities                            (79,293)      23,887
                                               ---------    ---------
Net increase in cash                              4,595        1,190

Cash at beginning of period                       5,445        4,078
                                               ---------    ---------
Cash at end of period                          $ 10,040     $  5,268
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



Customer Advances
-----------------
The corporation has received two advance payments from the Commonwealth of Australia in connection with the purchase of eleven
(11) SH-2G helicopters. The first payment of $49,500 was received on June 30 and the second payment of $49,500 was received on July 14, 1997. The corporation also received an advance payment from the Government of New Zealand in the amount of $5,200 on August 29, 1997 in connection with the purchase of four (4) SH-2G helicopters. In accordance with contract requirements, the corporation fully secured these payments, upon their receipt, through the issuance of an irrevocable letter of credit. It is anticipated that the letter of credit amount will be reduced as various contract milestones are achieved. As of September 30, 1997, the outstanding balance of these letters of credit was $104,200. Substantially all of the advance payments were applied to pay down bank debt.



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



Cash Flow Items
---------------
Cash payments for interest were $7,692 and $7,482 for the nine months ended September 30, 1997 and 1996, respectively. Cash payments for income taxes for the nine months ended September 30, 1997 and 1996 were $6,669 and $9,070, respectively.



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

                    KAMAN CORPORATION AND SUBSIDIARIES
                PART I - FINANCIAL INFORMATION, Continued


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations


Results of Operations
---------------------

Consolidated revenues for the three month and nine month periods ended September 30, 1997 increased 18% and 8%, respectively, compared to the same periods of 1996. The increase is primarily attributable to results in the Diversified Technologies segment.

Diversified Technologies segment revenues for the three month period ended September 30, 1997 increased 47% over the same period of last year; for the nine month period ended September 30, 1997 revenues were up 19% compared to the same period a year ago. The increase is primarily due to the corporation's SH-2G program and demand for its specialty self-lubricating bearings and scientific services.

Significant programs within the Diversified Technologies segment include the corporation's SH-2G multi-mission helicopter, aerospace subcontracting, and the manufacture of niche market products.

The SH-2G helicopter program generally involves the retrofit of the corporation's SH-2F helicopters, previously manufactured for the US Navy (and currently in storage), to the SH-2G configuration. The corporation is currently performing this work under a contract for the Republic of Egypt's acquisition of ten (10) SH-2G helicopters from the US Navy. The contract has a value of about $150 million, of which about eighty percent (80%) has now been recorded as revenue. The first delivery was made in October, 1997 and deliveries are scheduled to continue through 1998.

Contracts have also been signed with the Commonwealth of Australia and the Government of New Zealand for the supply of retrofit SH-2G aircraft. The work for Australia involves eleven (11) aircraft (incorporating a new cockpit and new weapons and sensors) with support, including a support services facility, for the Royal Australian Navy. This contract is valued at nearly $600 million. The work for New Zealand involves four (4) aircraft, and support, for New Zealand defense forces. This contract is valued at nearly $180 million. It is expected that revenues and earnings will phase in gradually; revenue was recorded for each of these contracts in the third quarter. Please see Liquidity and Capital Resources for further discussion. Deliveries under both programs are expected to begin in the 2000 - 2001 time frame.

                    KAMAN CORPORATION AND SUBSIDIARIES
                PART I - FINANCIAL INFORMATION, Continued


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)


The corporation continues to pursue other foreign sales opportunities in a very competitive environment, including countries in Southeast Asia and the Middle East. Management believes, however, that political and financial conditions in some areas may slow the prospects for potential sales.

Management currently believes that there are sufficient SH-2F aircraft available in storage to meet existing and certain potential program requirements; at some point in the future, however, it is possible that there may be a need to manufacture totally new SH-2G aircraft. Management is beginning to explore the factors that would be involved in reopening the production line including recertifying certain dynamic components of the aircraft.

In the U.S., there are currently sixteen (16) SH-2G aircraft in the Naval Reserves and the corporation expects to continue providing logistics and spare parts support for these aircraft for some period of time, even though it no longer manufactures this aircraft for the U.S. government.

The corporation also performs aerospace subcontracting work for several airframe manufacturing programs and manufactures various niche market products, including self-lubricating bearings for use in aircraft, marine vessels, and hydro-power plants; and flexible couplings for use in helicopters. These businesses have shown improvement due to renewed health in the domestic aviation market, a prime example being Boeing.

Management continues to take a conservative approach to production of its K-MAX (registered trademark)helicopter, a medium to heavy lift 'aerial truck' with many potential applications, including logging, movement of equipment and materials for projects such as ski lift and oil rig construction, utility power line work, fire fighting, and reforestation. Management believes that this approach will give the aircraft's markets time to develop and expects that sales and profitability will take some time to achieve. The K-MAX has been used extensively in the logging industry in its three years of commercial operation; it appears that some softness has developed in this market in the US Pacific Northwest and Canada, which could affect sales of the K-MAX in those areas at this time. Management

                    KAMAN CORPORATION AND SUBSIDIARIES
                PART I - FINANCIAL INFORMATION, Continued


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)


also recognizes that the market has been affected by the availability of military surplus aircraft released to the public at lower cost than new aircraft. Another potential application for the K-MAX is the task of vertical replenishment ("VERTREP"), a non-combat role in the military. Since 1995, the K-MAX has been chosen by the U.S. Navy Military Sealift Command ("MSC") to provide two separate demonstrations of its VERTREP capabilities under charter/lease arrangements. A third demonstration was conducted by another provider and it is not considered unusual that the government would seek comparative performance data in this manner. Management believes that the federal government is continuing to consider the possibility of outsourcing VERTREP work to commercial providers.

In its advanced technology defense programs, management believes that its business is well positioned to compete in a defense environment that is increasingly emphasizing advanced technology "smart weapons" programs. The corporation has significant expertise in the field of high-technology programs, having performed a multitude of government contracts over the years, involving products and systems, as well as services such as computer software development, intelligence analysis, and research and development. The corporation has continued to be successful in maintaining revenues from this type of business, however competition in this area is increasing due to widespread consolidation in the defense sciences industry, and an increasing tendency for defense sciences contracts to become larger in size and longer in duration. Based upon its view of longer term trends in this area, the corporation announced on July 24, 1997, that it is exploring the possible sale of Kaman Sciences Corporation, its defense related sciences subsidiary. The process of identifying a potential purchaser is proceeding with the assistance of Lazard Freres & Co. LLC, and management is hopeful that it may be completed by the end of 1997, however, there are no guarantees that any transaction will result from the process.

Overall, Distribution segment revenues increased about 3% and 2% for the quarter and nine months ended September 30, 1997 compared to the same periods of 1996. These results reflect increases of 6% in both periods for Industrial Distribution revenues (which constitutes 78% of the segment's revenues) offset by decreases of 8% and 12% respectively, in Music Distribution.

                    KAMAN CORPORATION AND SUBSIDIARIES
                PART I - FINANCIAL INFORMATION, Continued


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)


The Industrial Distribution business continues to benefit from efforts to enhance operating efficiencies, expand partnering relationships with suppliers, address the needs of customers who want to consolidate their vendor base, and provide value added services in areas such as electrical and electronic systems, materials handling, and precision positioning systems. For certain of its larger customers, the company also performs an "integrated supply" function, involving management of parts inventories and associated personnel as well as selection of suppliers for the customer's facility. The company also continues some expansion of its geographical presence in response to customer demand. During the third quarter, the company completed a small acquisition of a Texas based distributor having five branch operations in that state. Sales for this business are made to nearly every sector of U.S. industry, however, so demand for products tends to be influenced by industrial production levels.

During 1997, the Music Distribution business has been affected by softness in both foreign and domestic markets for its products.
For the quarter ended March 31, 1997, the corporation recorded a pre-tax charge of $15 million related to closure of the Music Distribution company's Trace Elliot amplifier manufacturing business in Great Britain. The charge reflects management's decision to cease that operation and thereby reduce capital investment. The operation was subsequently purchased by a Trace Elliot management group. As a result of the sale, only $10.4 million of the charge was necessary to close out the corporation's interest in Trace Elliot. For the second quarter, the credit resulting from reversal of the balance of the charge that was not utilized in connection with the Trace Elliot sale offset the effects of a decline in Music Distribution revenues as well as costs associated with receivable and inventory carrying values and streamlining Music Distribution operations. Although there seems to have been some slight market improvement in the third quarter, the decline in Music revenues for the nine months reflects contraction and changes in the worldwide music market as well as reduced revenue from the loss of sales of Trace Elliot products and discontinued product lines.

                    KAMAN CORPORATION AND SUBSIDIARIES
                PART I - FINANCIAL INFORMATION, Continued


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)


Total operating profits for the segments for the third quarter of 1997 increased by 11% compared to the same period of 1996. For the nine months ended September 30, 1997, total operating profits declined substantially due to the first quarter charge and loss of sales in the Music Distribution portion of the Distribution segment business. Operating profits for Diversified Technologies increased about 16% for the quarter ended September 30, 1997, and 12% for the nine month period, compared to the prior year, primarily due to the SH-2G program and demand for specialty bearings and scientific services. Operating profits for the Distribution segment increased about 4% for the quarter ended September 30, 1997, and were down substantially for the nine month period, compared to the comparable periods of 1996, due primarily to the first quarter pre-tax charge and loss of sales of Trace Elliot products and other discontinued product lines. Management is continuing to evaluate its strategic direction in the Music business, while efforts continue to improve its return on investment.

Interest expense for the first nine months of 1997 decreased by about 11% compared to the same period of 1996. The reduction is primarily due to the application of a substantial portion of advance payments received from the governments of Australia and New Zealand to pay down bank debt during the third quarter.

The consolidated effective income tax rate for the first nine months of 1997 was 43.6%, reflecting adjustments for the tax benefits associated with the Trace Elliot matter. For the same period of 1996, the rate was 42.5%.

Net earnings for the quarter ended September 30, 1997 were $7.1 million, compared to $5.8 million a year ago. Earnings applicable to common shareholders were $6.2 million, or 32 cents per common share primary, 29 cents per common share fully diluted, compared to $4.9 million, or 26 cents per common share primary, 25 cents per common share fully diluted, for the third quarter of 1996.

Net earnings for the nine months ended September 30, 1997 were $9.4 million, compared to $16.4 million a year ago. Earnings applicable to common shareholders were $6.6 million or 35 cents per common share primary and fully diluted, compared to $13.7 million, or 73 cents per common share primary, 70 cents per common share fully diluted, in 1996. As explained above, earnings were affected by the first quarter pre-tax charge.

                    KAMAN CORPORATION AND SUBSIDIARIES
                PART I - FINANCIAL INFORMATION, Continued


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)


Effective for periods ending after December 15, 1997, the provisions of Statements of Financial Accounting Standards No. 128 "Earnings per Share" and No. 129 "Disclosure of Information About
Capital Structure" will apply to the corporation. The corporation does not anticipate any material impact to its consolidated financial statements as a result of the new statements.

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

During the first nine months of the year, operating activities generated cash, principally due to advance payments from the governments of Australia and New Zealand under their SH-2G programs (which payments are discussed further below). This result was partially offset by working capital requirements, including increases in accounts receivable for existing SH-2G programs.

Cash used in investing activities has traditionally been for the acquisition of machinery and computer equipment used in manufacturing and distribution. During the first nine months of the year, these customary requirements were partially off set by proceeds from the sale of assets, principally the disposition of a small fixed base operation subsidiary in the Distribution segment.

                    KAMAN CORPORATION AND SUBSIDIARIES
                PART I - FINANCIAL INFORMATION, Continued


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)


Cash used by financing activities was primarily attributable to payments made to reduce bank debt and the payment of dividends.

For borrowing purposes, the corporation maintains a revolving credit agreement involving twelve domestic and foreign banks. This facility provides a maximum unsecured line of credit of $250 million. The agreement has a term of five years ending in January 2001, and contains various covenants, including debt to capitalization, consolidated net worth requirements, and limitations on other loan indebtedness that the corporation may incur. The agreement was amended and restated during the third quarter of 1997, in order to address the corporation's requirement for issuance of letters of credit to secure advance payments by foreign governments in connection with the sale of SH-2 aircraft. Specifically, the corporation has received $104.2 million in advance payments from the governments of Australia and New Zealand in connection with the SH-2G contracts previously described.
Nearly all of the advance payments were applied to pay down bank debt during the third quarter. Advances of $2.4 million were subsequently offset against billings to these customers. The corporation has fully secured these advance payments through the issuance of irrevocable letters of credit. Under the amended and restated agreement, letters of credit are treated as borrowings.


Under its revolving credit agreement, the corporation has the ability to borrow funds on both a short-term and long-term basis. As of September 30, 1997, the corporation's aggregate borrowings were $40.8 million, the majority of which was borrowed under the revolving credit facility. Average borrowings were $103.7 million for the first nine months of 1997, compared to $121.3 million for the same period last year. Substantially all of the advance payments described above were applied to pay down bank debt. Although the letters of credit described previously are considered as borrowings under the revolving credit agreement, they are not included in either the aggregate or average borrowing figures shown above.

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

                    KAMAN CORPORATION AND SUBSIDIARIES
                PART I - FINANCIAL INFORMATION, Continued


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)



Forward-Looking Statements
--------------------------

This report contains forward-looking information relating to the corporation's business prospects, including the SH-2G and K-MAX helicopter programs, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of contract negotiations with government authorities, including foreign governments; 2) political developments in countries where the corporation intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) competitive conditions in markets served by the corporation; 5) the degree of acceptance of new products in the marketplace; 6) currency exchange rates, taxes, laws and regulations, inflation rates, general business conditions and other factors. Any forward-looking information should be considered with these factors in mind.

                      KAMAN CORPORATION AND SUBSIDIARIES

                         PART II - OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits to Form 10-Q:


              (11)  Earnings Per Common Share Computation

              (27)  Financial Data Schedule

         (b) Reports on Form 8-K filed in the third quarter of 1997:


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

                                   KAMAN CORPORATION
                                   Registrant





Date: November 13, 1997          By  Charles H. Kaman
                                     President and
                                     Chief Executive Officer
                                     (Duly Authorized Officer)





Date: November 13, 1997          By  Robert M. Garneau
                                     Executive Vice President and
                                     Chief Financial Officer

                    KAMAN CORPORATION AND SUBSIDIARIES

                              Index to Exhibits







Exhibit 11    Earnings Per Common Share
              Computation                            Attached



Exhibit 27    Financial Data Schedule                Attached