Form 10-K
period 1997-12-31
KAMAN CORP
filed 1998-03-16
CIK 54381

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-K
(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1997
                            OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from          to

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ].
     State the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.
               $326,947,587.00 as of February 2, 1998.
     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.
                Class A Common       22,686,588 shares
                Class B Common          667,814 shares
                   DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Corporation's 1997 Annual Report to Shareholders are incorporated by reference and filed as Exhibit 13 to this Report. No other documents except those previously filed with the Commission are incorporated herein by reference.

                                  PART I
ITEM 1.  BUSINESS

     Kaman Corporation, incorporated in 1945, and its subsidiaries (collectively, the "corporation"), serve customers through two industry segments: Diversified Technologies and Distribution. The Diversified Technologies segment serves commercial, foreign military, and U.S. defense markets. The corporation retrofits previously manufactured helicopters, manufactures new helicopters, and manufactures specialized bearings and components principally for aircraft applications, airframe structures under subcontract for commercial and military aircraft, and provides high technology products and services. The Distribution segment serves commercial markets. The corporation provides industrial repair and OEM products and certain support services to customers in nearly every sector of U.S. industry; and distributes and manufactures guitars and other music products for amateur and professional musicians.

DIVERSIFIED TECHNOLOGIES

     The Diversified Technologies segment includes several wholly-owned subsidiaries: Kaman Diversified Technologies Corporation, Kaman Aerospace Corporation, Kaman Aerospace International Corporation, Kamatics Corporation, K-MAX Corporation, Kaman Electromagnetics Corporation, and Kaman Instrumentation Corporation. For 1997, the segment also included Kaman Sciences Corporation, which was sold on December 30, 1997 to ITT Industries, Inc.

     Currently the most significant portion of this segment involves aircraft manufacturing operations. This includes the retrofit of previously manufactured Kaman SH-2F Navy helicopters for foreign governments. There are currently three such programs in process. The first involves a Foreign Military Sale (FMS) contract valued at approximately $150 million for the retrofit of ten (10) previously manufactured Kaman SH-2F helicopters into the upgraded SH-2G configuration for the Republic of Egypt. The first aircraft delivery under this contract was accomplished in October 1997. Two additional aircraft were delivered by the end of 1997; the remaining seven (7) aircraft are scheduled to be delivered in 1998. In June 1997, the corporation signed a commercial contract valued at approximately $185 million, inclusive of aircraft and related logistical support elements, to supply four (4) SH-2G helicopters to the New Zealand government. These aircraft will be manufactured with new airframes and remanufactured dynamic components from stored SH-2F aircraft. Deliveries are expected to begin in 2000. Also in June 1997, the corporation signed a contract valued at approximately $600 million to supply eleven (11) retrofit SH-2G helicopters to the Australian government. The aircraft are scheduled for delivery in the 2001-2002 time frame. The contract includes an agreement with the Royal Australian Navy to provide ongoing in-country support services for an initial period of ten years. The helicopters will incorporate an Integrated Tactical Avionics System (ITAS) "glass cockpit," new sensors and advanced systems. There are currently fourteen (14) SH-2G aircraft in the U.S. Naval Reserves. The corporation expects to continue providing logistics and spare parts support for these aircraft for a period of time, even though this aircraft is no longer manufactured for the U.S. government. The corporation continues to pursue potential opportunities for this class of maritime helicopter in Malaysia, Norway, the Philippines, Taiwan, Thailand and elsewhere. Each of these potential programs is expected to involve considerable competition, and political and financial conditions in some areas may slow the prospects for potential sales. Management currently believes that there are sufficient SH-2F aircraft available in storage to meet existing and certain potential program requirements; at some point in the future, however, it is possible that there may be a need to manufacture totally new SH-2G aircraft. Management is beginning to explore the factors that would be involved in reopening the production line including recertifying certain dynamic components of the aircraft.

     In addition to its SH-2G programs, the corporation produces the K-MAX (Registered Trademark) "aerial truck" helicopter, an FAA type certificated medium-to-heavy lift helicopter incorporating intermeshing rotor technology developed by the corporation. K-MAX is designed for efficient, cost-effective repetitive lifting of loads of up to 6,000 pounds on an external hook. Initial customers have been in markets that demonstrate the aircraft in a range of applications, such as logging and forest fire fighting, construction of utility lines and ski lifts in remote and mountainous terrain, and operations in extremes of heat and high altitudes which tend to limit lifting capacity, particularly in other helicopter types. The company is following conservative policy in introducing this new aircraft while it evaluates potential new markets including a ship resupply role called Vertical Replenishment (VERTREP) for the U.S. Military Sealift Command, and various infrastructure construction uses around the world. The K-MAX program is in its fourth year of commercial operations with aircraft operating in six countries and certified in the United States, Canada, Germany, Switzerland, and Japan. It is anticipated that the effects of the current financial crisis in Asia could delay the expansion of production for a time.

     The corporation manufactures airframe structures and components on subcontract, principally for Boeing on programs including the 767, 777, and McDonnell Douglas C-17. The Kamatics subsidiary makes proprietary self-lubricated bearings that are used on nearly every commercial and military aircraft produced in the Western world for flight controls, turbine engines, and landing gear systems. Kamatics also makes driveline couplings for helicopters and self-lubricated bearings for hydropower installations, ships and submarines.

     Subsidiaries in this segment also make RF transmission and delay lines involved in aircraft stealth technology and other applications; telecommunication products; photonic and optical systems, such as the Magic Lantern (Registered Trademark) laser-based mine detection system; safing and fuzing systems for use in missiles; ruggedized tape and disk memory systems used primarily in aircraft; composite "flyer bows" for use in the wire making industry and various motors, generators, alternators, launchers and electric drive systems using electromagnetic technology.

     The corporation's former Kaman Sciences subsidiary provided advanced technology services to various agencies of the U.S. Government. Management's decision to sell Kaman Sciences was based upon its assessment of trends in the defense sciences industry, including increasing consolidation and a tendency for defense sciences contracts to become larger in size and longer in duration in relation to the corporation's determination to focus capital investment in its aerospace and industrial distribution businesses.

DISTRIBUTION

     The Distribution segment includes several wholly owned subsidiaries, including principally Kaman Industrial Technologies Corporation and Kaman Music Corporation. A small additional subsidiary, AirKaman of Jacksonville, Inc. was sold in February, 1997.

     Kaman Industrial Technologies (KIT) is the larger of the corporation's distribution subsidiaries, currently representing more than three quarters of segment revenues. KIT is a national distributor of industrial products operating through approximately 195 locations in 38 states and British Columbia, Canada. The corporation serves customers in nearly every segment of heavy and light industry with the products needed to maintain various manufacturing processes. The business is therefore influenced by national economic trends such as U.S. industrial production levels. The corporation purchases the products it sells from manufacturers, including various types of bearing products such as ball, roller, tapered, linear motion, sleeve and mounted units; mechanical power transmission products such as ball screws, belts, brakes, chain, clutches, couplings, gears, sheaves, speed reducers, sprockets, take-up units, tension devices, torque limiters, and universal joints; electrical power transmission products such as motors and variable speed drives; fluid power products such as air preparation units, air motors, ball valves, boosters, cylinders, filters, gauges, heat exchangers, hose, fittings, hydraulic power units, pumps and motors, couplers, rotary actuators; and a wide range of accessory products such as lubricants and seals. Most of these products use common and traditional technologies, however the corporation is increasingly selling products with a higher technological content that are required to support automated production processes. The corporation continues to develop certain support service capabilities in order to meet the maintenance needs of its customers' manufacturing operations. These services include electrical panel and systems fabrication centers capabilities, and similar capabilities for hydraulic and pneumatic control panels, linear positioning systems, and material handling systems. As the corporation has entered new market areas, it has invested in new product inventory and in some instances it has established inventory on consignment in customer locations. The corporation maintains a management information system, consisting of an on-line computer network linking all of its mainland U.S. and Canadian industrial distribution facilities, which enhances its ability to provide more efficient nationwide service and to improve inventory management; and a Documented Savings (Registered Trademark) program that looks at all elements of procurement cost and reports on savings and improvements generated by the corporation's products and services. In addition, the corporation has undertaken initiatives to address the needs of certain national account customers that desire to consolidate their vendor base by entering into "partnering" relationships to broaden geographical coverage. For larger customers, the corporation has also been given the opportunity to provide an "integrated supply" function involving management of parts inventories and associated personnel as well as selection of suppliers for the customers' facility. In 1997 the corporation continued to open new branches in the South and Midwest regions of the United States to service new customers and develop additional business. Also in 1997 the corporation acquired the business of Alliance Industrial Supply Company, a small industrial distribution company with five (5) locations in Texas.

     Kaman Music Corporation distributes music instruments and accessory products principally to independent retailers in the United States and Canada, and to certain international distributors. Products include acoustic, acoustic-electric and electric guitars and basses, music strings for fretted instruments, drums and other percussion products, brass instruments, electronic tuners and metronomes, and musical instrument accessories. The corporation manufactures and distributes a range of amateur to professional quality guitars under the corporation's various brand names including Ovation (Registered Trademark) and Hamer (Registered Trademark). Actions were taken in 1997 to streamline and focus the corporation's music business. These actions include the sale of the corporation's Trace Elliot Limited amplifier manufacturing facility in Great Britain to a Trace Elliot management group; the merger and consolidation of Ovation and Hamer into a single production facility; the elimination of certain distributed product lines; and the closure and consolidation of certain distribution facilities. Operations of Kaman Music Corporation are currently conducted through six (6) distribution centers in the United States and Canada, an international sales division based in the United States, and one (1) manufacturing facility in the United States.

FINANCIAL INFORMATION

     Information concerning each segment's performance for the last three fiscal years appears in the corporation's 1997 Annual
Report to Shareholders and is included in Exhibit 13 to this Form
10-K, and is incorporated by reference.

PRINCIPAL PRODUCTS AND SERVICES

     Following is information for the three preceding fiscal years concerning the percentage contribution of the corporation's classes of products and services to the corporation's consolidated net sales:

                                         Years Ended December 31
                                           1995    1996    1997
                                         ------  ------  ------
Diversified Technologies:
  Advanced Technology Products
    and Systems                            5.3%    5.5%    7.4%
  Advanced Technology Services            12.7    13.2    13.9(1)
  Aircraft Manufacturing                  18.0    18.3    20.2
                                          ----    ----    ----
     Segment Total                        36.0    37.0    41.5

Distribution:
  Industrial Products                     48.0    47.2    45.9
  Music Products and Other Services       16.0    15.8    12.6
                                          ----    ----    ----
     Segment Total                        64.0    63.0    58.5

       Total                             100.0%  100.0%  100.0%
                                         =====   =====   =====

(1) Includes revenues from Kaman Sciences Corporation which was sold on December 30, 1997.

RESEARCH AND DEVELOPMENT EXPENDITURES

     Government sponsored research expenditures by the Diversified Technologies segment were $75.7 million in 1997, $68.8 million in 1996, and $70.2 million in 1995. Independent research and development expenditures were $6.9 million in 1997, $8.0 million in 1996, and $13.7 million in 1995.

BACKLOG

     Program backlog of the Diversified Technologies segment was approximately $935.2 million at December 31, 1997, $267 million at December 31, 1996, and $218.7 million at December 31, 1995.
The corporation anticipates that approximately 39.5% of its backlog at the end of 1997 will be performed in 1998. Approximately 9.8% of the backlog at the end of 1997 is related to government contracts or subcontracts which are included in backlog to the extent that funding has been appropriated by Congress and allocated to the particular contract by the relevant procurement agency. Certain of these government contracts, less than 1% of the backlog, have been funded but not signed.

GOVERNMENT CONTRACTS

     During 1997, approximately 44.6% of the work performed by the corporation directly or indirectly for the United States government was performed on a fixed-price basis and the balance was performed on a cost-reimbursement basis. Under a fixed-price contract, the price paid to the contractor is negotiated at the outset of the contract and is not generally subject to adjustment to reflect the actual costs incurred by the contractor in the performance of the contract. Cost reimbursement contracts provide for the reimbursement of allowable costs and an additional negotiated fee.

     The corporation's United States government contracts and subcontracts contain the usual required provisions permitting termination at any time for the convenience of the government with payment for work completed and associated profit at the time of termination.

COMPETITION

     The Diversified Technologies segment operates in a highly competitive environment with many other organizations which are substantially larger and have greater financial and other resources. The corporation competes with other helicopter manufacturers on the basis of price, performance, and mission capabilities; and also on the basis of its experience as a manufacturer of helicopters, the quality of its products and services, and the availability of facilities, equipment and personnel to perform contracts. Consolidation in the industry, the change in defense program emphasis and constraints in the defense budgets of various countries have increased the level of international competition for helicopter programs. The corporation is also affected by the political and economic circumstances of its potential foreign customers, such as the current economic crisis in certain Asian markets. The corporation's FAA certificated K-MAX helicopters compete with military surplus helicopters and other helicopters used for lifting, as well as with alternative methods of meeting lifting requirements. The corporation competes for its subcontract aircraft structure, specialty aircraft component, and advanced technology products business on the basis of price and quality; product endurance and special performance characteristics; proprietary knowledge; and the reputation of the corporation.

     Industrial distribution operations are subject to a high degree of competition from several other national distributors, two of which are substantially larger than the corporation; and from many regional and local firms. Competitive forces are intensifying as the major competitors grow through consolidation. Music distribution operations compete with domestic and foreign distributors. Certain musical instrument products manufactured by the corporation are subject to competition from U.S. and foreign manufacturers as well. The corporation competes in these markets on the basis of service, price, performance, and inventory variety and availability.

     The corporation also competes on the basis of quality and market recognition of its music products and has established certain trademarks and trade names under which certain of its music products are produced, as well as under private label manufacturing in a number of foreign countries.

FORWARD-LOOKING STATEMENTS

    This report contains forward-looking information relating to the corporation's business and prospects, including the SH-2G and K-MAX helicopter programs, and specialty self-lubricating bearings and couplings, as well as other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of contract negotiations with government authorities, including foreign governments; 2) political developments in countries where the corporation intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) economic and competitive conditions in markets served by the corporation including in particular economic conditions in Southeast Asia; 5) the degree of acceptance of new products in the marketplace; 6) U.S. industrial production levels; 7) currency exchange rates, taxes, laws and regulations, inflation rates, general business conditions and other factors. Any forward-looking information should be considered with these factors in mind.

EMPLOYEES

     As of December 31, 1997, the Corporation employed 4,318 individuals throughout its industry segments as follows:

  Diversified Technologies                     2,064(1)
  Distribution                                 2,173
  Corporate Headquarters                          81
                                               -----
                                               4,318

(1) Excludes 1,100 employees employed by the Corporation's Kaman
Sciences Corporation subsidiary which was sold on December 30, 1997.

PATENTS AND TRADEMARKS

     The corporation holds patents reflecting scientific and technical accomplishments in a wide range of areas covering both basic production of certain products, including aerospace products and musical instruments, as well as highly specialized devices and advanced technology products in defense related and commercial fields.

     Although the corporation's patents enhance its competitive position, management believes that none of such patents or patent applications is singularly or as a group essential to its business as a whole. The corporation holds or has applied for U.S. and foreign patents with expiration dates that range through the year 2012.

     These patents are allocated among the corporation's industry segments as follows:

                                  U.S. PATENTS    FOREIGN PATENTS
Segment                          Issued Pending   Issued  Pending
Diversified Technologies           78       4        62       17
Distribution                       19       3         9        2

     Trademarks of Kaman Corporation include Adamas, Applause, Hamer, KAflex, KAron, K-MAX, Magic Lantern, and Ovation. In all, the corporation maintains 191 U.S. and foreign trademarks with 18 applications pending, most of which relate to music products in the Distribution segment.

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

FOREIGN SALES

    Eleven and two tenths percent (11.2%) of the sales of the corporation are made for customers located outside the United States. Certain retrofit work on SH-2 series helicopters for delivery to the Republic of Egypt is presently being performed by the corporation under an agreement between it and the U.S. Navy and, because such work is a "foreign military sale" with the U.S. Government, it is not included in the calculation of foreign sales. In 1997, the corporation continued its efforts to develop international markets for its products and foreign sales (including sales for export); and during 1997 the corporation entered into contracts with the Commonwealth of Australia and the Government of New Zealand for the supply of retrofit SH-2G helicopters with deliveries under both programs expected to begin in the 2000-2001 time frame. Additional information required by this item appears in the corporation's 1997 Annual Report to Shareholders, and is included in Exhibit 13 to this Form 10-K, and is incorporated herein by reference.

ITEM 2.  PROPERTIES

     The corporation occupies approximately 3.34 million square feet of space throughout the United States and Canada, distributed as follows:

     SEGMENT                          SQUARE FEET (in thousands)
     Diversified Technologies                  1,514(1)
     Distribution                              1,786
     Corporate Headquarters                       40

(1) Excludes 540 thousand square feet of space attributable to the corporation's Kaman Sciences Corporation subsidiary which was sold on December 30, 1997.

     Diversified Technologies principal facilities are located in Arizona, Connecticut, and Massachusetts; other facilities including offices and smaller manufacturing and assembly operations are located in several other states, and the corporation also has an office in Turner, Australia. These facilities are used for manufacturing, research and development, engineering and office purposes. The U.S. Government owns 154 thousand square feet of the space occupied by Kaman Aerospace Corporation in Bloomfield, Connecticut in accordance with a facility contract.

     The Distribution segment's facilities are located throughout the United States with principal facilities located in California, Connecticut, Kentucky, New York, Tennessee, Texas and Utah with smaller facilities located in several other states. Additional Distribution segment facilities are located in British Columbia, and Ontario, Canada. These facilities consist principally of regional distribution centers, service centers and office space with a portion used for fabrication and assembly work. Also included are facilities used for manufacturing musical instruments.

     The corporation occupies a 40 thousand square foot
Corporate headquarters building in Bloomfield, Connecticut.

     The corporation's facilities are suitable and adequate to serve its purposes and substantially all of such properties are currently fully utilized. Many of the properties, especially within the Distribution segment, are leased.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the corporation or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                            PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

CAPITAL STOCK AND PAID-IN CAPITAL

     Information required by this item appears in the corporation's 1997 Annual Report to Shareholders and is included in Exhibit 13 to this Form 10-K, and is incorporated herein by reference.

INVESTOR SERVICES PROGRAM

    Shareholders of Kaman Class A common stock are eligible to participate in the Investor Services Program administered by Mellon Bank, N.A. which offers a variety of services including dividend reinvestment. A booklet describing the program may be obtained by writing to the program's Administrator, Mellon Bank, N.A., P. O. Box 3338, South Hackensack, NJ 07606-1938.

QUARTERLY CLASS A COMMON STOCK INFORMATION
-----------------------------------------------------------------
                               High      Low     Close   Dividend
-----------------------------------------------------------------
1997
First                        $14.75    $12.25  $ 13.50      $.11
Second                        16.00     12.00    15.38       .11
Third                         18.88     14.50    18.38       .11
Fourth                        20.38     15.25    16.38       .11
-----------------------------------------------------------------
1996
First                        $11.13    $10.00  $10.88       $.11
Second                        13.38     10.00   10.13        .11
Third                         11.25      9.38   10.63        .11
Fourth                        13.00     10.00   13.00        .11
-----------------------------------------------------------------
QUARTERLY DEBENTURE INFORMATION (6% Conv. Subordinated)
-----------------------------------------------------------------
                                High      Low      Close
-----------------------------------------------------------------
1997
First                          $92.00    $84.00    $92.00
Second                          96.00     87.00     94.00
Third                          100.00     94.00     96.00
Fourth                         101.00     96.00     96.50
-----------------------------------------------------------------
1996
First                          $87.00    $82.00    $84.00
Second                          86.00     81.00     82.00
Third                           85.13     80.00     82.00
Fourth                          87.50     82.00     87.00
-----------------------------------------------------------------
QUARTERLY DEPOSITARY SHARES INFORMATION
-----------------------------------------------------------------
                          High      Low       Close     Dividend
-----------------------------------------------------------------
1997
First                     $57.68  $53.50    $56.00      $.8125
Second                     59.13   54.94     59.13       .8125
Third                      73.75   62.50     73.75       .8125
Fourth                     80.25   68.00     68.50       .8125
-----------------------------------------------------------------
1996
First                     $50.75  $47.00    $48.63      $.8125
Second                     56.50   49.00     52.00       .8125
Third                      51.50   47.50     48.50       .8125
Fourth                     54.00   48.50     53.00       .8125
-----------------------------------------------------------------

     NASDAQ market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

ANNUAL MEETING

     The Annual Meeting of Shareholders of the corporation's
Class A and Class B common stock will be held on Tuesday, April 14, 1998 at 11:00 a.m. in the offices of the corporation, 1332 Blue
Hills Avenue, Bloomfield, Connecticut 06002.

ITEM 6.  SELECTED FINANCIAL DATA

     Information required by this item appears in the corporation's 1997 Annual Report to Shareholders and is included in Exhibit 13 to this Form 10-K, and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

    Information required by this item appears in the corporation's 1997 Annual Report to Shareholders and is included in Exhibit 13 to this Form 10-K, and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Information required by this item appears in the corporation's 1997 Annual Report to Shareholders and is included in Exhibit 13 to this Form 10-K, and is incorporated herein by reference. Additional financial information is contained in the Financial Data Schedule included as Exhibit 27 to this Form 10-K.

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

     None.


                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Following is information concerning each Director and Executive Officer of Kaman Corporation including name, age, position with the corporation, and business experience during the last five years:

Brian E. Barents         Mr. Barents, 54, was elected a Director
                         in November 1996.  He is President and
                         Chief Executive Officer of Galaxy
                         Aerospace Corp. Prior to that he was
                         President and Chief Executive Officer of
                         Lear Jet Inc., a subsidiary of Bombardier,
                         Inc. He is a director of Intrust Bank of Wichita and Interactive Flight
                         Technologies, Inc.

Fred A. Breidenbach      Mr. Breidenbach, 51, was elected a
                         Director in February 1998.  He is the
                         owner of F. A. Breidenbach & Associates,
                         LLC., and is the former President and
                         Chief Operating Officer of
                         Gulfstream Aerospace Corp.  Prior to
                         that he held various positions with
                         General Electric Corporation.

T. Jack Cahill           Mr. Cahill, 49, has held various
                         positions with Kaman Industrial
                         Technologies Corporation, a subsidiary
                         of the corporation, since 1975, and has
                         been President of Kaman Industrial
                         Technologies since 1993.

E. Reeves Callaway, III  Mr. Callaway, 50, has been a Director since 1995. He is President of The
                         Callaway Companies, Inc.

Frank C. Carlucci        Mr. Carlucci, 67, has been a Director
                         since 1989.  He is Chairman of The
                         Carlyle Group, merchant bankers. Prior to that he served as U.S. Secretary of Defense. Mr. Carlucci is also a director of Ashland, Inc., Neurogen Corporation,
                         Northern Telecom, Ltd., Pharmacia &
                         Upjohn, Inc., Quaker Oats Company, Sun
                         Resorts, Ltd., N.V., Texas
                         Biotechnology Corporation, and
                         Westinghouse Electric Corporation.

Laney J. Chouest, M.D.   Mr. Chouest, 44, was elected a Director
                         at the corporation's 1996 Annual Meeting of Shareholders. He is owner-manager of Edison Chouest Offshore, Inc. and Galliano
                         Marine. Dr. Chouest is also a director of Deeptech International, Inc.

Candace A. Clark         Ms. Clark, 43, was appointed Senior Vice
                         President and Chief Legal Officer in
                         April 1996. Prior to that she served as Vice President and Counsel. Ms. Clark has held various positions with the corporation since 1985.

John A. DiBiaggio        Dr. DiBiaggio, 65, has been a Director
                         since 1984.  He is President and Chief
                         Executive Officer of Tufts University.
                         Prior to that he was President and Chief
                         Executive Officer of Michigan State
                         University.

Edythe J. Gaines         Dr. Gaines, 75, has been a Director
                         since 1982.  She is a retired
                         Commissioner of the Public Utility
                         Control Authority of the State of
                         Connecticut.

Ronald M. Galla          Mr. Galla, 47, has been Senior Vice
                         President and Chief Information Officer
                         since 1995.  Prior to that he served as
                         Vice President and director of the
                         corporation's Management Information
                         Systems, a position which he held since
                         1990. Mr. Galla has been Director of the corporation's Management Information
                         Systems since 1984.

Robert M. Garneau        Mr. Garneau, 53, has been Executive Vice
                         President and Chief Financial Officer
                         since 1995.  Previously he served as
                         Senior Vice President, Chief Financial
                         Officer and Controller. Mr. Garneau has held various positions with the corporation since 1981.

Huntington Hardisty      Admiral Hardisty (USN-Ret.), 68, has
                         been President of Kaman Aerospace
                         International Corporation, a
                         subsidiary of the corporation, since 1995 and he has been a Director since 1991.
                         He retired from the U.S. Navy in 1991
                         having served as Commander-in-Chief for
                         the U.S. Navy Pacific Command since
                         1988. He is also a director of
                         Contraves, Inc., MPR Inc., and
                         CNA Corporation.

Charles H. Kaman         Mr. Kaman, 78, has been Chief Executive
                         Officer and Chairman of the Board of
                         Directors since 1945.  He was also
                         appointed President in December, 1995,
                         a position he previously held from 1945
                         to 1990.

C. William Kaman II      Mr. Kaman, 46, has been a Director
                         since 1992 and has been Executive
                         Vice President since 1995.  He
                         has held various positions with Kaman
                         Music Corporation, a subsidiary of the
                         corporation, since 1974, and continues
                         to serve as President of that
                         subsidiary.  Mr. Kaman is the son
                         of Charles H. Kaman, Chairman, President and Chief Executive Officer of the corporation.

Walter R. Kozlow         Mr. Kozlow, 62, has held various
                         positions with Kaman Aerospace
                         Corporation, a subsidiary of the
                         corporation, since 1960. He has been
                         President of Kaman Aerospace since 1986.

Eileen S. Kraus          Ms. Kraus, 59, has been a Director since
                         1995.  She is Chairman of Connecticut
                         Fleet National Bank. Since 1979 she has held various positions at Shawmut Bank
                         Connecticut and Shawmut National
                         Corporation, predecessors of Fleet Bank,
                         N.A. and its holding company, Fleet
                         Financial Group.  She is a director of
                         Yankee Energy System, Inc., The Stanley
                         Works, and Bestfoods Corporation.

Hartzel Z. Lebed         Mr. Lebed, 70, has been a Director since
                         1982.  He is the retired President of
                         CIGNA Corporation.

Walter H. Monteith, Jr.  Mr. Monteith, 67, has been a Director since 1987.  He is the retired Chairman
                         of Southern New England Telecommuni-
                         cations Corporation. Mr. Monteith is
                         also a director of Fleet Bank.

John S. Murtha           Mr. Murtha, 84, has been a Director
                         since 1948.  He is counsel to, and a
                         former senior partner of, the law firm of Murtha, Cullina, Richter and Pinney LLP.

Patrick L. Renehan       Mr. Renehan, 64, was appointed Senior
                         Vice President of Kaman Diversified
                         Technologies Corporation, a subsidiary
                         of the corporation, in April 1996. Prior to that he served as Vice President of that subsidiary. Mr. Renehan has held various positions with the corporation since 1983.

Wanda L. Rogers          Mrs. Rogers, 65, has been a Director
                         since 1991.  She is President and Chief
                         Executive Officer of Rogers Helicopters,
                         Inc. She is also Chairman of the Board of Clovis Community Bank.

Robert H. Saunders, Jr.  Mr. Saunders, 57, has been Senior
                         Vice President since 1995.
                         Previously he was Vice President and
                         Chief Financial Officer of the
                         University of Hartford from 1993 to
                         1995.  Prior to that he was President
                         of J. M. Ney Corporation.

       Each Director and Executive Officer has been elected for a term of one year and until his or her successor is elected, except in the case of Mr. Breidenbach who was elected a director at the February, 1998 meeting of the Corporation's Board of Directors. Mr. Breidenbach's term as well as the terms of all other Directors and Executive Officers are expected to expire as of the Annual Meeting of the Shareholders and Directors of the corporation to be held on April 14, 1998.

Based upon information provided to the corporation by persons required to file reports under Section 16(a) of the Securities
Exchange Act of 1934, no Section 16(a) Reporting delinquencies occurred in 1997.


ITEM 11.  EXECUTIVE COMPENSATION

A) GENERAL. The following tables provide certain information relating to the compensation of the Corporation's Chief Executive
Officer, its four other most highly compensated executive officers and its directors.

       B)  SUMMARY COMPENSATION TABLE.

               Annual Compensation        Long Term Compensation
               -------------------        ----------------------
(a)         (b)   (c)     (d)    (e)      (f)      (g)       (h)       (i)
                                                                       All
Name and                         Other        AWARDS                 Other
Principal         Salary  Bonus  Annual  RSA  Options*/SARs** LTIP    Comp.
Position     Year  ($)     ($)   Comp.   ($)(1) (#Shares)   Payments ($)(2)
---------------------------------------------------------------------------
C. H. Kaman  1997 750,000 400,000 -------   ------  ------    ---   56,793
Chairman and 1996 725,000 340,000 56,252(3) ------  ------    ---   58,412
Chief        1995 660,000 275,000 ------    ------  ------    ---   56,145
Executive
Officer

R.M.Garneau  1997 340,000 185,000 ------     99,375 10,000*/  ---   10,896
Executive                                            100,000**
Vice Pres-   1996 240,000  82,000 ------     77,812 10,000*/  ---    7,935
ident and                                            0**
Chief        1995 216,000  80,000 ------     56,875  7,500*/  ---    6,485
Financial                                             0**
Officer

W.R.Kozlow   1997 240,000 100,000 ------    79,500   9,000*/  ---   13,588
President                                             50,000**
Kaman        1996 233,000  65,000 ------    62,250   9,000*/  ---   10,881
Aerospace                                             0**
Corporation  1995 226,000  60,000 ------    56,875   7,500*/  ---    9,515
                                                      0**
T.J. Cahill  1997 230,000  90,000 ------     79,500  9,000*/  ---    7,754
President,                                            50,000**
Kaman        1996 210,000  70,000 ------     62,250  9,000*/  ---    7,952
Industrial                                            0**
Technologies 1995 190,000  55,000 ------     56,875  7,500*/  ---    6,530
Corporation                                           0**

H. Hardisty  1997 215,000  90,000 ------     79,500  9,000*/  ---   13,012
President                                             50,000**
Kaman        1996 200,000  55,000 ------     62,250  9,000*/  ---    9,198
Aerospace                                             0**
Inter-       1995 61,282   40,000 ------     ------  -----    ---    -----
national
Corporation


*Stock Options ("Options")
**Stock Appreciation Rights ("SARs") payable in cash only


1. As of December 31, 1997, aggregate restricted stock holdings and their year end value were: C.H. Kaman, none; R.M. Garneau, 17,100 shares valued at $280,013; W.R. Kozlow, 14,400 shares valued at $235,800; T.J. Cahill, 14,300 shares valued at $234,163; and H. Hardisty, 10,800 shares valued at $176,850. Restrictions lapse at the rate of 20% per year for all awards, beginning one year after the grant date. Awards reported in this column are as follows: R.M. Garneau, 7,500 shares in 1997, 7,500 shares in 1996, and 5,000 shares in 1995; W.R. Kozlow, 6,000 shares in 1997,
6,000 shares in 1996, and 5,000 shares in 1995; T.J. Cahill, 6,000 shares in 1997, 6,000 shares in 1996, and 5,000 shares in 1995; H. Hardisty, 6,000 shares in 1997 and 6,000 shares in 1996. Dividends are paid on the restricted stock.

2. Amounts reported in this column consist of:  C.H. Kaman, $53,000
- Officer 162 Insurance Program, $3,793 - medical expense reimbursement program ("MERP"); R.M. Garneau, $3,049 - Senior executive life insurance program ("Executive Life"), $851 - Officer 162 Insurance Program, $2,000 - employer matching contributions to the Kaman Corporation Thrift and Retirement Plan (the "Thrift Plan employer match"), $434 - MERP, $4,562 - all supplemental employer contributions under the Kaman Corporation Deferred Compensation Plan ("supplemental employer contributions"); W.R. Kozlow, $5,763
- Executive Life, $2,000 - Thrift Plan employer match, $3,575 - MERP, $2,250 - supplemental employer contributions; T.J. Cahill, $1,527 - Executive Life, $2,000 - Thrift Plan employer match, $2,227 - MERP, $2,000 - supplemental employer contributions; H. Hardisty, $13,012 - supplemental employer contributions.

3. The corporation maintains a program pursuant to which it pays for tax and estate planning services provided to executive officers by third parties, up to certain limits. $45,314 of the figure reported in this column relates to payments for such services on behalf of Mr. Kaman.

C)  OPTION/SAR GRANTS IN THE LAST FISCAL YEAR:

----------------------------------------------------------------------------
                                                       Potential Realizable
                                                       Value at Assumed
                                                       Annual Rates of
                                                       Stock Price
                                                       Appreciation for
                  Individual Grants                    Option Term*
----------------------------------------------------------------------------
(a)             (b)        (c)        (d)        (e)       (f)      (g)
                       % of Total
                        Options/
                          SARs**
              Options/  Granted to
                SARs**  Employees  Exercise or
              Granted   in Fiscal  Base Price  Expiration
Name            (#)        Year     ($/Sh)        Date      5%($)   10%($)
----------------------------------------------------------------------------
C. H. Kaman      none       ----    ---         ---       -----     -----

R. M. Garneau    10,000/    5.16/   13.25       2/11/07   916,614  2,322,880
                 100,000** 28.57

W. R. Kozlow      9,000/    4.65/   13.25       2/11/07   491,638  1,245,908
                 50,000**  14.29

T. J. Cahill      9,000/    4.65/   13.25       2/11/07   491,638  1,245,908
                 50,000**  14.29

H. Hardisty       9,000/    4.65/   13.25       2/11/07   491,638  1,245,908
                 50,000**  14.29

*The information provided herein is required by Securities and Exchange
Commission rules and is not intended to be a projection of future common stock prices.

**Stock Appreciation Rights (SARs) payable in cash only, not in shares of common stock.

D) AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR, AND
   FISCAL YEAR-END OPTION/SAR VALUES.

                                                    Value of
                                     Number of      Unexercised
                                     Unexercised    in-the-money
                                     options        options*
              Shares                 at FY-end (#)  at FY-end ($)
              acquired on  Value     exercisable/   exercisable/
 Name         Exercise(#)  realized  unexercisable  unexercisable
  (a)            (b)         (c)        (d)            (e)
-------------------------------------------------------------------
C. H. Kaman     25,000     200,625   20,000/-0-     172,500/-0-
R. M. Garneau   None       ------    20,200/24,300  145,250/114,125
W. R. Kozlow    3,000      33,375    21,000/22,500  152,550/106,200
T. J. Cahill    1,000      10,250    13,800/22,200  92,800/104,138
H. Hardisty     None       ------    1,800/16,200   10,800/71,325


                                                    Value of
                                     Number of      Unexercised
                                     Unexercised    in-the-money
                                     SARs           SARs*
              Shares                 at FY-end (#)  at FY-end ($)
              acquired on  Value     exercisable/   exercisable/
 Name         Exercise(#)  realized  unexercisable  unexercisable
  (a)            (b)         (c)        (d)            (e)
-------------------------------------------------------------------
C. H. Kaman     N/A        N/A       -0-/-0-         -0-/-0-
R. M. Garneau    "          "         -0-/100,000     -0-/312,500
W. R. Kozlow     "          "         -0-/50,000      -0-/156,250
T. J. Cahill     "          "         -0-/50,000      -0-/156,250
H. Hardisty      "          "         -0-/50,000      -0-/156,250

*Difference between the 12/31/97 FMV and the exercise price(s).

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


                        PENSION PLAN TABLE

                         Years of Service
Remuneration*    15        20       25         30        35
-----------------------------------------------------------------
  125,000      33,519    44,915    55,642    67,038    67,038
  150,000      41,019    54,965    68,092    82,038    82,038
  175,000      48,519    65,015    80,542    97,038    97,038
  200,000      56,019    75,065    92,992   112,038   112,038
  225,000      63,519    85,115   105,442   127,038   127,038
  250,000      71,019    95,165   117,892   142,038   142,038
  300,000      86,019   115,265   142,792   172,038   172,038
  350,000     101,019   135,365   167,692   202,038   202,038
  400,000     116,019   155,465   192,592   232,038   232,038
  450,000     131,019   175,565   217,492   262,038   262,038
  500,000     146,019   195,665   242,392   292,038   292,038

*Remuneration: Average of the highest five consecutive years of "Covered Compensation" out of the final ten years of service.

     "Covered Compensation" means "W-2 earnings" or "base earnings", if greater, as defined in the Pension Plan. W-2 earnings for pension purposes consist of salary (including 401(k) and Section 125 Plan contributions but not deferrals under a non-qualified Deferred Compensation Plan), bonus and taxable income attributable to restricted stock awards. Salary and bonus amounts for the named Executive Officers for 1997 are as shown on the Summary Compensation Table. Compensation deferred under the Corporation's non-qualified deferred compensation plan is included in Covered Compensation here because it is covered by the Corporation's unfunded supplemental employees' retirement plan for the participants in that plan.

     Current Compensation covered by the Pension Plan for any named executive whose Covered Compensation differs by more than 10% from the compensation disclosed for that executive in the Summary Compensation Table: Mr. Garneau, $510,077; Mr. Kozlow, $363,046; Mr. Hardisty, $290,124.

     Federal law imposes certain limitations on annual pension benefits under the Pension Plan. For the named executive officers who are participants, the excess will be paid under the Corporation's unfunded supplemental employees' retirement plan.

       The Executive Officers named in Item 11(b) are participants in the plan and as of December 31, 1997, had the number of years of credited service indicated: Mr. Kaman - 51.1 years; Mr. Garneau -
16.48 years; Mr. Kozlow - 37.7 years; Mr. Cahill - 22.7 years;
Mr. Hardisty - 2.45 years.

     Benefits are computed generally in accordance with the benefit formula described above.

G) COMPENSATION OF DIRECTORS. In 1997, non-officer members of the Board of Directors of the corporation receive an annual retainer of $20,000 and a fee of $1,000 for attending each meeting of the Board and each meeting of a Committee of the Board, except that the Chairman of the Audit Committee receives $1,250 for attending each meeting of that Committee. These fees may be received on a deferred basis. In addition each such person will receive a Restricted Stock Award (RSA) for 500 shares of Class A Common Stock (issued pursuant to the Corporation's 16b-3 qualified Stock Incentive Plan, providing for immediate vesting upon election as a director at the Corporation's 1998 Annual Meeting of Shareholders.

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

I)   Not Applicable.

J)   COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
IN COMPENSATION DECISIONS.

     1) The following persons served as members of the Personnel and Compensation Committee of the Corporation's Board of Directors during the last fiscal year: Frank C. Carlucci, Brian E. Barents, Edythe J. Gaines, Walter H. Monteith, Jr. and John S. Murtha.

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

-----------------------------------------------------------------
Class of                          Number of Shares
Common     Name and Address       Owned as of        Percentage
Stock      Beneficial Owner       February 1, 1998     of Class
-----------------------------------------------------------------
Class B    Charles H. Kaman          258,375(1)          38.69%
           Kaman Corporation
           Blue Hills Avenue
           Bloomfield, CT 06002

Class B    Newgate Associates        199,802             29.91%
           Limited Partnership
           c/o Murtha, Cullina,
               Richter & Pinney
           CityPlace I
           185 Asylum Street
           Hartford, CT 06103

Class B    C. William Kaman, II       64,206(2)           9.61%
           Kaman Corporation
           Blue Hills Avenue
           Bloomfield, CT 06002

Class B    Robert D. Moses            48,729(3)           7.30%
           Farmington Woods
           Avon, CT 06001

(1) Excludes 1,471 shares held by Mrs. Kaman. Excludes 199,802 shares reported separately above and held by Newgate Associates Limited Partnership, a limited partnership in which Mr. Kaman serves as general partner.

(2) Excludes 4,800 shares held as trustee for the benefit of certain family members.

(3) Includes 37,248 shares held by a partnership controlled by Mr. Moses.

      (b) SECURITY OWNERSHIP OF MANAGEMENT. The following is information concerning beneficial ownership of the Corporation's stock by each Director of the corporation, each Executive Officer of the corporation named in the Summary Compensation Table, and all Directors and Executive Officers of the corporation as a group. Ownership is direct unless otherwise noted.

                    Class of     Number of Shares Owned   Percentage
Name               Common Stock  as of February 1, 1998     of Class
--------------------------------------------------------------------
Brian E. Barents        Class A            500             *
Fred A. Breidenbach     -------        -------           -----
T. Jack Cahill          Class A         44,698(1)          *
E. Reeves Callaway      Class A            500             *
Frank C. Carlucci       Class A          3,500(2)          *
Laney J. Chouest        Class A          5,831             *
John A. DiBiaggio       Class A            500             *
Edythe J. Gaines        Class A          2,697             *
Robert M. Garneau       Class A         42,863(3)          *
                        Class B         19,578            2.93%
Huntington Hardisty     Class A         13,800(4)          *
Charles H. Kaman        Class A        222,920(5)          *
                        Class B        258,375(6)        38.69%
C. William Kaman, II    Class A         58,359(7)          *
                        Class B         64,206(8)         9.61%
Walter R. Kozlow        Class A         64,967(9)          *
                        Class B            296             *
Eileen S. Kraus         Class A          1,029             *
Hartzel Z. Lebed        Class A         14,486(10)         *
Walter H. Monteith, Jr. Class A            700             *
John S. Murtha          Class A         53,548(11)         *
                        Class B            432             *
Wanda L. Rogers         Class A            500             *
All Directors and
Executive Officers      Class A        690,672(12)        3.04%
as a group **           Class B        344,625           51.60%

*   Less than one percent.
** Excludes 23,612 Class A shares and 1,471 Class B shares held by spouses of certain Directors and Executive Officers.



(1) Includes 13,800 shares subject to the exercisable portion of stock options.
(2) Held jointly with Mrs. Carlucci.
(3) Includes 20,200 shares subject to the exercisable portion of stock options.
(4) Includes 1,800 shares subject to the exercisable portion of stock options.
(5) Excludes the following:   23,132 shares held by Mrs. Kaman;
    7,911 shares held by Fidelco Guide Dog Foundation, Inc., a charitable foundation of which Mr. Kaman is President and Director, in which shares Mr. Kaman disclaims beneficial ownership; 184,434 shares held by Newgate Associates
    Limited Partnership, a limited partnership of which Mr.
    Kaman is the general partner; 21,816 shares held by Oldgate Limited Partnership ("Oldgate") a limited partnership of which Mr. Kaman is the general partner; 125,034 shares held by Oldgate and as to which shares Mr. Kaman disclaims beneficial interest, such portion of Oldgate having been placed in an irrevocable trust; and 72,500 shares held by the Charles H. Kaman Charitable Foundation, a private charitable foundation. Included are 20,000 shares subject to exercisable portion of stock options.
(6) Excludes the following: 1,471 shares held by Mrs. Kaman and 199,802 shares held by Newgate Associates Limited Partnership, a limited partnership of which Mr. Kaman is the general partner.
(7) Includes 14,200 shares subject to exercisable portion of stock options; and excludes 81,998 shares held by Mr. Kaman as Trustee, in which shares Mr. Kaman disclaims any beneficial ownership.
(8) Excludes 4,800 shares held by Mr. Kaman as Trustee in which shares Mr. Kaman disclaims any beneficial ownership.
(9) Includes 21,000 shares subject to exercisable portion of stock options.
(10)Includes 6,000 shares held in an Individual Retirement Account, and shares held jointly with Mrs. Lebed; excludes 480 shares held by Mrs. Lebed.
(11)Held by Fleet National Bank pursuant to a revocable trust. Excludes 7,980 shares held by Fleet National Bank pursuant to a revocable trust for the benefit of Mrs. Murtha.
(12)Includes 115,700 shares subject to exercisable portion of stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    During 1997, the corporation obtained legal services from the Hartford, Connecticut law firm of Murtha, Cullina, Richter and Pinney LLP of which Mr. Murtha, a Director of the corporation, is of counsel. The corporation also obtained video production services in the amount of $95,176 from Polykonn Corporation, a corporation controlled by Mr. Steven Kaman, son of Charles H. Kaman, Chairman and Chief Executive Officer of the corporation. On February 20, 1997, the corporation sold its interest in a subsidiary company, AirKaman of Jacksonville, Inc., to a corporation controlled by C. William Kaman II for cash in the amount of approximately $3,615,000. C. William Kaman II is a director and Executive Vice President of the corporation and is the son of Charles H. Kaman. The purchase price received by the corporation was determined in accordance with an independent appraisal.


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


  (b)     REPORTS ON FORM 8-K.

          The following reports on Form 8-K were filed since the filing of the Corporation's 1996 Annual Report on Form 10-K.

               Date Filed                  Accession Number
               ------------------          ----------------
               April 16, 1997              54381-97-7
               July 3, 1997                54381-97-12
               July 24, 1997               54381-97-14
               November 17, 1997           54381-97-19
               January 8, 1998             54381-98-2
               January 13, 1998            54381-98-3
               February 11, 1998           54381-98-5

                              SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bloomfield, State of Connecticut, on this 16th day of March, 1998.

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

Signature:            Title:                             Date:
-------------------------------------------------------------------

Charles H. Kaman      Chairman, President, Chief     March 16, 1998
                      Executive Officer and Director
                      (Chief Executive Officer)

Robert M. Garneau     Executive Vice President       March 16, 1998
                      and Chief Financial Officer
                      (Principal Financial and
                      Accounting Officer)

Robert M. Garneau                                    March 16, 1998

Attorney-in-Fact for:

    Brian E. Barents         Director
    Fred A. Breidenbach      Director
    E. Reeves Callaway, III  Director
    Frank C. Carlucci        Director
    Laney J. Chouest         Director
    John A. DiBiaggio        Director
    Edythe J. Gaines         Director
    Huntington Hardisty      Director
    C. William Kaman, II     Director
    Eileen S. Kraus          Director
    Hartzel Z. Lebed         Director
    Walter H. Monteith, Jr.  Director
    John S. Murtha           Director
    Wanda L. Rogers          Director

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

    Schedule II - Valuation and Qualifying Accounts

REPORT OF INDEPENDENT AUDITORS



KPMG Peat Marwick LLP
Certified Public Accountants
CityPlace II
Hartford, Connecticut 06103

The Board of Directors and Shareholders
Kaman Corporation:

Under date of January 29, 1998, we reported on the consolidated balance sheets of Kaman Corporation and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to shareholders. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ KPMG Peat Marwick LLP



Hartford, Connecticut
March 13, 1998

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
                 ======     ======     ======   ======     ======

                          YEAR ENDED DECEMBER 31, 1996
                                   Additions
                 BALANCE    CHARGED TO                     BALANCE
                 JANUARY 1, COSTS AND                      DECEMBER 31,
DESCRIPTION      1996       EXPENSES   OTHERS   DEDUCTIONS 1996
Allowance for
doubtful
accounts         $2,289     $1,288     $-----   $1,003(A)  $2,574
                 ======     ======     ======   ======     ======
Accumulated
amortization
of goodwill      $3,899     $  365     $-----   $  397(B)  $3,867
                 ======     ======     ======   ======     ======

                          YEAR ENDED DECEMBER 31, 1997
                                   Additions
                 BALANCE    CHARGED TO                     BALANCE
                 JANUARY 1, COSTS AND                      DECEMBER 31,
DESCRIPTION      1997       EXPENSES   OTHERS  DEDUCTIONS  1997
Allowance for
doubtful
accounts         $2,574     $2,950     $-----   $1,697(A)  $3,827
                 ======     ======     ======   ======     ======
Accumulated
amortization
of goodwill      $3,867     $  345     $-----   $2,834(B)  $1,378
                 ======     ======     ======   ======     ======

(A) Write-off of bad debts, net of recoveries
(B) Write-off of accumulated amortization of goodwill related to the sale of a subsidiary or division.

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

  Exhibit 4b  The Amended and Restated                 by reference
              Revolving Credit Agreement
              between the corporation and The
              Bank of Nova Scotia and Fleet National
              Bank of Connecticut, as
              Co-Administrative Agents, dated
              as of July 3, 1997 has been filed
              as an exhibit to the Corporation's
              Form 10-Q Document No. 54381-97-16
              filed with the Securities and
              Exchange Commission on August 15, 1997
              and is incorporated in this report
              by reference.

Exhibit 4c    The corporation is party to certain      by reference
              long-term debt obligations, such
              as real estate mortgages, copies
              of which it agrees to furnish to
              the Commission upon request.

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

Exhibit 10b   The Kaman Corporation 1993 Stock        Attached
              Incentive Plan as amended effective
              November 18, 1997.

Exhibit 10c   The Kaman Corporation Employees         Attached
              Stock Purchase Plan as amended
              effective November 19, 1997.

Exhibit 11    Statement regarding computation          Attached
              of per share earnings.

Exhibit 13    Portions of the Corporation's            Attached
              1997 Annual Report to
              Shareholders as required by
              Item 8.

Exhibit 21    Subsidiaries.                            Attached

Exhibit 23    Consent of Independent Auditors.         Attached

Exhibit 24    Power of attorney under which            Attached
              this report has been signed on
              behalf of certain directors.

Exhibit 27    Financial Data Schedule                  Attached