Form 10-K/A
period 1997-12-31
KAMAN CORP
filed 1998-03-27
CIK 54381

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-K/A
                             Amendment No. 1
(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1997
                            OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from          to

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

THIS AMENDMENT IS FILED IN ORDER TO INCLUDE IN EXHIBIT 27
(FINANCIAL DATA SCHEDULE) RESTATED INFORMATION REQUIRED
AS A RESULT OF THE ADOPTION BY THE CORPORATION OF
STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS)
NO. 128 CONCERNING THE CALCULATION OF EARNINGS PER SHARE.

                               SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bloomfield, State of Connecticut, on this 26th day of March, 1998.

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

Signature:            Title:                             Date:
-------------------------------------------------------------------

Charles H. Kaman      Chairman, President, Chief     March 26, 1998
                      Executive Officer and Director
                      (Chief Executive Officer)

Robert M. Garneau     Executive Vice President       March 26, 1998
                      and Chief Financial Officer
                      (Principal Financial and
                      Accounting Officer)

Robert M. Garneau                                    March 26, 1998

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

Exhibit 10b   The Kaman Corporation 1993 Stock            by reference
              Incentive Plan as amended effective
              November 18, 1997 filed with the Securities and Exchange Commission on March 16, 1998 as an exhibit to Document No. 54381-98-9.

Exhibit 10c   The Kaman Corporation Employees             by reference
              Stock Purchase Plan as amended
              effective November 19, 1997 filed
              with the Securities and Exchange
              Commission on March 16, 1998 as
              an exhibit to Document No. 54381-98-9.

Exhibit 11    Statement regarding computation             by reference
              of per share earnings filed with the
              Securities and Exchange Commission
              on March 16, 1998 as an exhibit to
              Document No. 54381-98-9.

Exhibit 13    Portions of the Corporation's               by reference
              1997 Annual Report to
              Shareholders as required by
              Item 8 filed with the
              Securities and Exchange Commission
              on March 16, 1998 as an exhibit to
              Document No. 54381-98-9.

Exhibit 21    Subsidiaries filed with the                 by reference
              Securities and Exchange Commission
              on March 16, 1998 as an exhibit to
              Document No. 54381-98-9.

Exhibit 23    Consent of Independent Auditors             by reference
              filed with the Securities and
              Exchange Commission on March 16,
              1998 as an exhibit to
              Document No. 54381-98-9.

Exhibit 24    Power of attorney under which               by reference
              this report has been signed on
              behalf of certain directors filed with the Securities and Exchange Commission on March 16, 1998 as an exhibit to Document No. 54381-98-9.

Exhibit 27    Financial Data Schedule (Restated as to     Attached
              years 1995 and 1996)