Form 10-Q
period 1998-03-31
KAMAN CORP
filed 1998-05-13
CIK 54381

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
--- SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
    March 31, 1998.
    ---------------
    OR

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

                           Yes x   No
                              ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 1, 1998:

                         Class A Common   23,055,922
                         Class B Common      667,814



                           Page 1 of 18 Pages

                     KAMAN CORPORATION AND SUBSIDIARIES
                       PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
             Condensed Consolidated Balance Sheets(In thousands)

                                            March 31,        December 31,
            Assets                            1998              1997
            ------                     -----------------  ------------------
Current assets:
  Cash and cash equivalents                    $  65,704           $ 109,974
  Accounts receivable (net of
    allowance for doubtful
    accounts of $3,985 in
    1998, $3,827 in 1997)                        210,978             191,154
  Inventories:
    Raw materials                     $  6,136            $  6,626
    Work-in-process                     52,387              54,413
    Finished goods                      28,696              31,334
    Merchandise for resale             113,359   200,578   107,112   199,485
                                       -------             -------
  Other current assets                            34,291              34,691
                                                 -------             -------
    Total current assets                         511,551             535,304
Property, plant & equip., at cost      158,389             153,146
  Less accumulated depreciation
    and amortization                    95,953              95,521
                                       -------             -------
  Net property, plant & equipment                 62,436              57,625
Other assets                                       5,110               5,232
                                                --------            --------
                                               $ 579,097           $ 598,161
                                                ========            ========
            Liabilities and Shareholders' Equity
            ------------------------------------
Current liabilities:
  Notes payable                                 $  5,029            $  7,207
  Accounts payable                                57,001              45,264
  Accrued liabilities                             30,584              34,177
  Customer advances                              103,592             104,723
  Other current liabilities                       34,904              31,426
  Income taxes payable                             6,583              36,728
                                                 -------             -------
    Total current liabilities                    237,693             259,525

Deferred credits                                  18,394              18,759
Long-term debt, excl. current portion             28,207              29,867
Shareholders' equity:
  Series 2 preferred stock            $      -            $ 37,691
  Other shareholders' equity           294,803   294,803   252,319   290,010
                                      --------  --------  --------  --------
                                                $579,097            $598,161
                                                ========            ========

                     KAMAN CORPORATION AND SUBSIDIARIES

Item 1. Financial Statements, Continued:

               Condensed Consolidated Statements of Operations
                  (In thousands except per share amounts)


                                                   For the Three Months
                                                      Ended March 31,
                                                   --------------------
                                                   1998            1997
                                                   ----            ----
Revenues                                       $  239,065       $ 252,157

Costs and expenses:
  Cost of sales                                   175,707         189,069
  Selling, general and
    administrative expense                         51,556          51,033
  Loss on closure of amplifier business                 -          15,000
  Interest expense (income), net                     (196)          2,479
  Other expense (income), net                         198            (350)
                                                 --------         -------
                                                  227,265         257,231
                                                 --------         -------
Earnings (loss) before
  income taxes                                     11,800          (5,074)

Income taxes (benefit)                              4,824            (667)
                                                 --------         -------
Net earnings (loss)                            $    6,976       $  (4,407)
                                                 ========         =======
Preferred stock dividend
  requirement                                  $        -       $    (929)
                                                 ========         =======
Earnings (loss) applicable to
  common stock                                 $    6,976       $  (5,336)
                                                 ========         =======
Net earnings (loss) per common share:
  Basic                                        $      .31       $    (.28)
  Diluted                                      $      .29       $    (.28)
                                                 ========         =======
Dividends declared per share:
  Series 2 preferred stock                     $        -       $    3.25
  Common stock                                 $      .11       $     .11
                                                 ========         =======


                         KAMAN CORPORATION AND SUBSIDIARIES
                      PART I - FINANCIAL INFORMATION, Continued

Item 1. Financial Statements, Continued:

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                     For the Three Months
                                                        Ended March 31,
                                                    --------------------
                                                       1998       1997
                                                    ---------   --------
Cash flows from operating activities:

  Net earnings(loss)                                $  6,976   $ (4,407)
  Depreciation and amortization                        2,491      3,048
  Gain on sale of assets                                   -       (505)
  Loss on closure of amplifier business                    -     15,000
  Changes in current assets and liabilities          (40,510)   (30,344)
  Other, net                                            (282)       518
                                                     --------   --------
    Cash provided by (used in) operating
      activities                                     (31,325)   (16,690)
                                                     --------   --------
Cash flows from investing activities:

  Proceeds from sale of assets                             -      3,623
  Expenditures for property, plant & equipment        (7,258)    (2,133)
  Other, net                                            (138)       (76)
                                                     --------   --------
    Cash provided by (used in) investing
      activities                                      (7,396)     1,414
                                                     --------   --------
Cash flows from financing activities:

  Additions (reductions) to notes payable             (2,178)    16,835
  Additions (reductions) to long-term debt            (1,660)       589
  Dividends paid                                      (2,266)    (3,002)
  Other, net                                             555        629
                                                     --------   --------
    Cash provided by (used in) financing
      activities                                      (5,549)    15,051
                                                     --------   --------

Net increase (decrease) in cash and cash equivalents (44,270)      (225)

Cash and cash equivalents at beginning of period     109,974      5,445
                                                     --------   --------
Cash and cash equivalents at end of period          $ 65,704    $ 5,220
                                                     ========   ========

                     KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:

            Notes to Condensed Consolidated Financial Statements
                    (In thousands except share amounts)

Basis of Presentation
----------------------

The December 31, 1997 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of Kaman Corporation and subsidiaries.

In the opinion of management, the balance of the condensed financial information reflects all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented and are of a normal recurring nature, unless otherwise disclosed in this report.

The statements should be read in conjunction with the notes to the consolidated financial statements included in Kaman
Corporation's 1997 Annual Report.


Series 2 Preferred Stock Conversion/Redemption
----------------------------------------------

Pursuant to a redemption call on January 8, 1998 for the balance of the Series 2 preferred stock, the remaining shares were converted into 3,000,174 shares of Class A common stock as of February 9, 1998.


Loss on Closure of Amplifier Business
-------------------------------------

The corporation recorded a pre-tax charge of $15,000 in the first quarter of 1997 as a result of management's decision to close Kaman Music's Trace Elliot amplifier manufacturing business in Great Britain. This loss was adjusted to $10,400 in the second quarter to reflect the sale of Trace Elliot in June 1997. The balance of the loss was utilized to offset other items in the music business.


Cash Flow Items
---------------

Cash payments for interest were $1,298 and $2,984 for the three months ended March 31, 1998 and 1997, respectively. Cash payments for income taxes for the comparable periods were $34,956 and $1,033, respectively.

                    KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:

            Notes to Condensed Consolidated Financial Statements
                    (In thousands except share amounts)


Recently Adopted Accounting Standards
-------------------------------------

Effective January 1, 1998, the corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The standard requires the corporation to report comprehensive income (loss) which is defined as net income plus non-shareholder direct adjustments to shareholders' equity. Comprehensive income (loss) was $6,987 and $(4,432) for the three months ended March 31, 1998 and 1997, respectively. These adjustments to shareholders' equity are foreign currency items.

Effective January 1, 1998, the corporation adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard changes the criteria used to determine the segments for which SEC registrants must report information. As permitted by the standard, the corporation will provide the required disclosures for its segments in its Form 10-K for the year ended December 31, 1998.

Effective January 1, 1998, the corporation adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This standard requires additional disclosure on changes in the benefit obligations and fair values of plan assets during the year. As permitted by the standard, the corporation will provide the required disclosures for its benefit plans in its Form 10-K for the year ended December 31, 1998.

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations


Results of Operations
---------------------

Consolidated revenues for the three months ended March 31, 1998 decreased by 5% compared to the same period of 1997.

Diversified Technologies segment revenues decreased about 18% for the first quarter of 1998 compared to the first three months of 1997. These results reflect loss of revenue due to the sale of the corporation's defense information technology and services operation (called "Kaman Sciences"), which more than off set increases in revenue recorded for the Australia and New Zealand SH-2 programs and increased demand for specialty self-lubricating bearings. Excluding Kaman Sciences, Diversified Technologies segment revenues increased more than 30% during the first quarter of 1998 compared to the same period of last year.

The Diversified Technologies segment's principal programs are in the aerospace business; they include the SH-2G multi-mission naval helicopter, subcontract work involving airframe structures, and the manufacture of niche market products such as self-lubricating bearings and driveline couplings for aircraft applications. The corporation's K-MAX helicopter program is also part of the Diversified Technologies segment.

The SH-2G helicopter program generally involves retrofit of the corporation's SH-2F helicopters, previously manufactured for the U.S. Navy (and currently in storage), to the SH-2G configuration. The corporation is currently performing this work under several contracts with foreign governments. Specifically, the corporation is delivering ten (10) SH-2G helicopters to the Republic of Egypt under its foreign military sale agreement with the U.S. Navy. This work has a value of about $150 million, of which about 90% percent has now been recorded as revenue. As of April 15, 1998, five (5) aircraft have been delivered, with deliveries scheduled to continue through the third quarter of this year.

The corporation also has commercial sale contracts with the Commonwealth of Australia and the Government of New Zealand for the supply of retrofit SH-2G aircraft. The work for Australia involves eleven (11) helicopters (incorporating a new cockpit and new weapons and sensors) with support, including a support services facility, for the Royal Australian Navy. This contract is valued

                        KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


at nearly $600 million. The work for New Zealand involves four (4) aircraft, and support, for New Zealand defense forces. This contract is valued at nearly $170 million. It is expected that revenues will phase in gradually; revenue was recorded for each of these contracts beginning in the last half of 1997 and in the first quarter of 1998. Deliveries under both programs are expected to begin in the 2000 - 2001 time frame.

Certain other regions of the world are developing naval helicopter requirements and the corporation is pursuing this business in a highly competitive environment. However, management continues to believe that political and financial conditions in various areas could slow the prospects for potential sales. The economic difficulties in Southeast Asia demonstrate this, as it appears that certain procurement awards are likely to be delayed in that region.

There are currently fourteen (14) SH-2G aircraft in the U.S. Naval Reserves. The corporation expects to continue providing logistics and spare parts support for these aircraft for a period of time, even though this aircraft is no longer manufactured for the U.S. government.

The corporation also performs subcontract work for certain airframe manufacturing programs and manufactures various niche market products, including self-lubricating bearings for use principally in aircraft as well as hydro power installations, ships and submarines; and driveline couplings for use in helicopters. These businesses continue to benefit from general growth trends in the commercial aviation industry.

Management continues to take a conservative approach to production of its K-MAX helicopter, a medium to heavy lift 'aerial truck' with many potential applications, including logging, movement of equipment and materials for projects such as ski lift and oil rig construction, utility power line work, fire fighting, and reforestation. Management believes that this approach will give the aircraft's markets time to develop and expects that sales and profitability will take some time to achieve. The K-MAX has been used extensively in the logging industry during its four years of commercial operation. Softness has developed in this market in the U.S. Pacific Northwest and Canada, due at least in part to the effect of economic conditions in Southeast Asia upon export sales.

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


These circumstances appear to be affecting sales of the K-MAX and production is being adjusted accordingly. Management also recognizes that the market has been affected by the availability of military surplus aircraft released to the public at lower cost than new aircraft. Another potential K-MAX application is the task of vertical replenishment ("VERTREP"), a non-combat role in the military. As the federal government has explored the concept of outsourcing VERTREP work to commercial providers, the U.S. Navy Military Sealift Command has awarded K-MAX two separate demonstration projects using charter/lease arrangements.
Management believes that the federal government is continuing to consider the commercial outsourcing alternative.

Overall, Distribution segment revenues increased about 3% for the first quarter of 1998, compared to the same period a year ago. These results reflect an increase of 7% for Industrial Distribution (which constitutes 81% of the segment's revenues) offset by a decrease of 12% in Music Distribution.

The Industrial Distribution business, which serves nearly every sector of U.S. industry, continues to benefit from a healthy domestic economy, internal initiatives to enhance operating efficiencies, and ongoing efforts to differentiate the business by offering a product mix which incorporates more value-added high technology and providing certain technical services to support customer needs. Given the nature of the business, demand tends to be influenced by industrial production levels. As a result, the economic difficulties in Southeast Asia are being monitored by management for their potential impact on U.S. industry. Additionally, while the industrial distribution business has traditionally been very competitive, increasing consolidation in the industry appears to be resulting in even more intense competition.

The decrease in revenues for the Music Distribution business was largely due to loss of sales associated with Trace Elliot, its amplifier manufacturing business that was sold during 1997. Management continues efforts to improve operating efficiency and reorient its product lines to adapt to a general shift in musical tastes and buying habits in the market for music instruments.

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

Total operating profits for the segments for the first quarter of 1998 increased substantially compared to the first quarter of 1997, due to the prior year's loss resulting from charges taken in the Music Distribution business. Operating profits for the Diversified Technologies segment were level compared to the first quarter of last year, reflecting increases in earnings from the SH-2 helicopter programs and sales of specialty self-lubricating bearings off set by loss of sales from Kaman Sciences. Operating profits for the Distribution segment increased substantially for the first quarter of 1998 compared to the prior year, due primarily to the charge taken in the Music Distribution business in the first quarter.

Net earnings applicable to common stock were $7.0 million, or 31 cents per common share basic, 29 cents per common share diluted, compared to a loss of $5.3 million, or 28 cents per common share basic and diluted last year. The 1997 first quarter loss was the result of charges taken in the Music Distribution business.

Interest expense decreased almost 67% for the first quarter of 1998 compared to the same period of 1997, primarily due to the application of a substantial portion of advance payments received from the governments of Australia and New Zealand to pay down bank debt. For the first quarter of 1998, interest expense attributable to the corporation's debentures was more than off set by interest income earned from investment of surplus cash.

The consolidated effective income tax rate for the first quarter of 1998 was 40.9% compared to an overall income tax benefit of 13.1% that was recorded for the first quarter of 1997 as a result of the loss in the Music Distribution business for that period.

Effective January 1, 1998, the corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Statement requires the corporation to report "comprehensive income" as defined therein. Please refer to the Notes to Condensed Consolidated Financial Statements for more information.

Effective January 1, 1998, the corporation adopted Statement of
Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Statement changes the criteria used to determine the segments for which the corporation must report information. As permitted by the

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


Statement, the corporation will provide the required disclosures for its segments in its Form 10-K report for the year ended
December 31, 1998.

Effective January 1, 1998, the corporation adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The Statement requires additional disclosures on changes in the benefit obligations and fair values of plan assets during the year. As permitted by the Statement, the corporation will provide the required disclosures for its benefit plans in its Form 10-K report for the year ended December 31, 1998.

Management is aware of the potential software logic anomalies associated with the Year 2000 date change. The corporation is in the process of evaluating the potential issues that might need to be addressed in connection with its operations. Based on currently known information, costs of addressing the issue are not expected to have any material effect upon the corporation's financial position, results of operations, or cash flows in future periods. As part of the process, the corporation is also involved in communicating with certain service providers, suppliers, and customers to obtain information regarding their plans to address Year 2000 issues, to the extent that they have such issues. There can be no assurance that third parties' systems, upon which the corporation may rely, will become Year 2000 compliant in a timely manner.


Liquidity and Capital Resources
-------------------------------

The corporation's cash flow from operations has generally been sufficient to finance a significant portion of its working capital and other capital requirements.

During the first quarter of 1998, operating activities used cash, principally due to increases in accounts receivable in both segments and payment of federal income taxes attributable to the sale of Kaman Sciences. In the first quarter, cash used in investing activities was for items such as acquisition of machinery

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


and computer equipment used in manufacturing and distribution.
Cash used by financing activities was primarily attributable to payments made to reduce debt and the payment of dividends.

The corporation had approximately $60 million in surplus cash at the end of the first quarter of 1998, with an average of $84 million for the quarter. These funds have been invested in high quality, short term instruments.

At March 31, 1998, the corporation had approximately $ 30 million of its 6% convertible subordinated debentures outstanding. The debentures are convertible into shares of Class A common stock at any time on or before March 15, 2012 at a conversion price of $23.36 per share, generally at the option of the holder. Pursuant to a sinking fund requirement that began March 15, 1997, the corporation redeems approximately $1.7 million of the outstanding principal of the debentures each year.

For borrowing purposes, the corporation maintains a revolving credit agreement involving a group of domestic and foreign banks. This facility provides a maximum unsecured line of credit of $250 million. The agreement has a term of five years ending in January 2001, and contains various covenants, including debt to capitalization, consolidated net worth requirements, and limitations on other loan indebtedness that the corporation may incur. The agreement was amended and restated during 1997 to specifically address the issuance of certain letters of credit, which are considered borrowings under the agreement.

During 1997, the governments of Australia and New Zealand made advance payments of $104.3 million in connection with their SH-2G contracts, which were fully secured by the corporation through the issuance of irrevocable letters of credit. During the first quarter of 1998, the face amount of these letters of credit were reduced by about $25.7 million, in accordance with the terms of the relevant contracts. Further reductions are anticipated as certain contract milestones are achieved.

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


Under the revolving credit agreement, the corporation has the ability to borrow funds on both a short-term and long-term basis. As of March 31, 1998, the corporation had virtually no outstanding bank borrowings. Average bank borrowings were $5.0 million for the quarter, compared to $129.3 million for the same period of 1997.

During the first quarter of 1998, pursuant to a redemption call, the corporation completed the process of converting virtually all of its Series 2 preferred stock to Class A common stock with an immaterial number of Series 2 preferred shares being redeemed by the corporation and settled in cash.

Management believes that the corporation's cash flow from operations and available unused bank lines of credit under its revolving credit agreement will be sufficient to finance its working capital and other capital requirements for the foreseeable future.


Forward-Looking Statements
--------------------------

This report contains forward-looking information relating to the corporation's business and prospects, including the SH-2G and K-MAX helicopter programs, specialty self-lubricating bearings and couplings, the industrial and music distribution businesses, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of contract negotiations with government authorities, including foreign governments; 2) political developments in countries where the corporation intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) economic and competitive conditions in markets served by the corporation, including industry consolidation in the United States and economic conditions in Southeast Asia; 5) the degree of acceptance of new products in the marketplace; 6) U.S. industrial production levels;
7) currency exchange rates, taxes, laws and regulations, inflation rates, general business conditions and other factors. Any forward-looking information should be considered with these factors in mind.

                  KAMAN CORPORATION AND SUBSIDIARIES
                     Part II - OTHER INFORMATION

Item 4.   Submission of Matters to Vote of Security Holders

     The annual meeting of the shareholders of the corporation was held at the offices of the corporation on April 14, 1998. Following is a brief description of each matter voted upon at the meeting:

     1.   Election of Directors
          ---------------------
     The following fifteen (15) individuals were elected directors of the corporation to serve until the next annual meeting and until their successors have been elected:

          Brian E. Barents               Huntington Hardisty
          Fred A. Breidenbach            Charles H. Kaman
          E. Reeves Callaway III         C. William Kaman II
          Frank C. Carlucci              Eileen S. Kraus
          Laney J. Chouest               Hartzel Z. Lebed
          John A. DiBiaggio              Walter H. Monteith, Jr.
          Edythe J. Gaines               John S. Murtha
                                         Wanda Lee Rogers

     For each director, the Class B shareholders voted 647,125 shares in favor; none against; no abstentions; and no broker non-votes.

     2.   Approval of Employees Stock Purchase Plan Amendment
          ---------------------------------------------------
     A proposal to approve an amendment to the corporation's Employees Stock Purchase Plan to replenish the authorized shares under the plan to 1.5 million Class A shares was adopted by the Class A and Class B shareholders. The Class A shareholders voted 15,624,944 shares in favor; 1,104,954 against; 96,409 in abstention; and no broker non-votes. The Class B shareholders voted 646,014 shares in favor; none against; 20 in abstention; and 1,091 broker non-votes.

     3.   Approval of 1993 Stock Incentive Plan Amendment
          -----------------------------------------------
     A proposal to approve an amendment to the corporation's 1993 Stock Incentive Plan to add 1.25 million Class A shares to the shares authorized for issuance under the plan was adopted by the Class A and Class B shareholders. The Class A shareholders voted 14,404,788 shares in favor; 1,226,694 against; 1,194,825 in abstention; with no broker non-votes. The Class B shareholders voted 646,014 shares in favor; none against; 20 in abstention; and 1,091 broker non-votes.

   4.   Appointment of KPMG Peat Marwick LLP
          ------------------------------------
     A proposal to appoint KPMG Peat Marwick LLP as the corporation's auditors during the ensuing year was adopted by the Class B shareholders, who voted 647,125 shares in favor; none against; no abstentions; and no broker non-votes.

                         KAMAN CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits to Form 10-Q:

              (11)  Earnings per common share computation

              (27)  Financial Data Schedule

         (b) Reports on Form 8-K filed in the first quarter of 1998:

              (1)   A report on Form 8-K was filed on January 8,
                    1998 relating to a call for the redemption of all of the corporation's remaining Series 2 preferred stock.

              (2) A report on Form 8-K was filed on January 13, 1998 relating to the sale of the corporation's wholly owned subsidiary Kaman Sciences Corporation to ITT Industries, Inc., which report included Unaudited Pro Forma Condensed Consolidated Balance Sheet as of September 30, 1997 and Unaudited Pro Forma Condensed Consolidated Statements of Operations for the year ended December 31, 1996 and the nine months ended September 30, 1997.

              (3) A report on Form 8-K was filed on February 11, 1998 relating to the completion of the redemption of all of the corporation's remaining Series 2 preferred stock.

                         KAMAN CORPORATION AND SUBSIDIARIES
                           Part II - OTHER INFORMATION





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KAMAN CORPORATION
                                   Registrant



Date:    May 13, 1998          By  Charles H. Kaman
                                   Chairman and
                                    Chief Executive Officer
                                   (Duly Authorized Officer)



Date:    May 13, 1998          By  Robert M. Garneau
                                   Executive Vice President and
                                   Chief Financial Officer

                    KAMAN CORPORATION AND SUBSIDIARIES

                              Index to Exhibits





Exhibit 11    Earnings Per Common Share
              Computation                            Attached



Exhibit 27    Financial Data Schedule                Attached