Form 10-Q
period 1998-06-30
KAMAN CORP
filed 1998-08-14
CIK 54381

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
--- SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
    June 30, 1998.
    ---------------
    OR

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

                           Yes x   No
                              ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1998:

                         Class A Common   23,033,631
                         Class B Common      667,814



                           Page 1 of 16 Pages

                     KAMAN CORPORATION AND SUBSIDIARIES
                       PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
              Condensed Consolidated Balance Sheets(In thousands)

                                            June 30,        December 31,
            Assets                            1998              1997
            ------                     -----------------  ------------------
Current assets:
  Cash and cash equivalents                     $ 51,196           $ 109,974
  Accounts receivable (net of
    allowance for doubtful
    accounts of $4,007 in
    1998, $3,827 in 1997)                        212,704             191,154
  Inventories:
    Raw materials                     $  6,250            $  6,626
    Work-in-process                     57,497              54,413
    Finished goods                      29,265              31,334
    Merchandise for resale             116,775   209,787   107,112   199,485
                                       -------             -------
  Other current assets                            34,657              34,691
                                                 -------             -------
    Total current assets                         508,344             535,304
Property, plant & equip., at cost      160,253             153,146
  Less accumulated depreciation
    and amortization                    97,596              95,521
                                       -------             -------
  Net property, plant & equipment                 62,657              57,625
Other assets                                       5,061               5,232
                                                --------            --------
                                                $576,062           $ 598,161
                                                ========            ========
            Liabilities and Shareholders' Equity
            ------------------------------------
Current liabilities:
  Notes payable                                 $  4,765           $   7,207
  Accounts payable                                52,378              45,264
  Accrued liabilities                             32,576              34,177
  Advances on contracts                          108,219             104,723
  Other current liabilities                       28,058              31,426
  Income taxes payable                             2,937              36,728
                                                 -------             -------
    Total current liabilities                    228,933             259,525

Deferred credits                                  18,826              18,759
Long-term debt, excl. current portion             28,206              29,867
Shareholders' equity:
  Series 2 preferred stock            $     --            $ 37,691
  Other shareholders' equity           300,097   300,097   252,319   290,010
                                      --------  --------  --------  --------
                                                $576,062           $ 598,161
                                                ========           =========

                        KAMAN CORPORATION AND SUBSIDIARIES
                    PART I - FINANCIAL INFORMATION, Continued


Item 1. Financial Statements, Continued:

           Condensed Consolidated Statements of Operations
              (In thousands except per share amounts)

                               For the Three Months   For the Six Months
                                  Ended June 30,         Ended June 30,
                               --------------------   ------------------
                                  1998      1997         1998      1997
                                  ----      ----         ----      ----
Revenues                        $247,447  $250,245    $486,512  $502,402

Costs and expenses:
    Cost of sales                181,926   188,445     357,633   377,514
    Selling, general and
        administrative expense    52,334    53,675     103,890   104,708
    Loss (credit) on sale of
        amplifier business            --    (4,600)         --    10,400
    Interest expense (income), net  (202)    2,614        (398)    5,093
    Other expense (income), net      516       223         714      (127)
                                --------  --------    --------  --------
                                 234,574   240,357     461,839   497,588
                                --------  --------    --------  --------

Earnings before income taxes      12,873     9,888      24,673     4,814

Income taxes                       5,256     3,178      10,080     2,511
                                --------  --------    --------  --------
Net earnings                    $  7,617  $  6,710    $ 14,593  $  2,303
                                ========  ========    ========  ========
Preferred stock dividend
    requirement                 $     --  $   (929)   $     --  $ (1,858)
                                ========  ========    ========  ========
Earnings applicable to
    common stock                $  7,617  $  5,781    $ 14,593  $    445
                                ========  ========    ========  ========
Net earnings per common share:
    Basic                       $    .32  $    .31    $    .63  $    .02
    Diluted                     $    .31  $    .28    $    .60  $    .02
                                ========  ========    ========  ========
Dividends declared per share:
    Series 2 preferred stock    $     --  $   3.25    $     --  $   6.50
    Common stock                $    .11  $    .11    $    .22  $    .22
                                ========  ========    ========  ========

                         KAMAN CORPORATION AND SUBSIDIARIES
                      PART I - FINANCIAL INFORMATION, Continued

Item 1. Financial Statements, Continued:
                  Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                     For the Six Months
                                                        Ended June 30,
                                                    --------------------
                                                       1998       1997
                                                    ---------   --------
Cash flows from operating activities:
  Net earnings                                      $ 14,593    $ 2,303
  Depreciation and amortization                        5,160      6,011
  Gain on sale of assets                                   -       (509)
  Loss on closure of amplifier business                    -     10,400
  Advances on contracts                                3,496     49,448
  Income taxes payable                               (33,791)     2,808
  Changes in other current assets and liabilities    (30,016)   (33,969)
  Other, net                                             400      2,136
                                                     --------   --------
    Cash provided by (used in) operating
      activities                                     (40,158)    38,628
                                                     --------   --------
Cash flows from investing activities:

  Proceeds from sale of assets                             -      3,661
  Expenditures for property, plant & equipment       (10,107)    (5,049)
  Other, net                                            (223)      (100)
                                                     --------   --------
    Cash provided by (used in) investing
      activities                                     (10,330)    (1,488)
                                                     --------   --------
Cash flows from financing activities:

  Additions (reductions) to notes payable             (2,441)    21,124
  Reductions to long-term debt                        (1,661)    (1,916)
  Dividends paid                                      (4,873)    (6,012)
  Other, net                                             685      1,407
                                                     --------   --------
    Cash provided by (used in) financing
      activities                                      (8,290)    14,603
                                                     --------   --------

Net increase (decrease) in cash and cash equivalents (58,778)    51,743

Cash and cash equivalents at beginning of period     109,974      5,445
                                                     --------   --------
Cash and cash equivalents at end of period          $ 51,196    $57,188
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


Advances on Contracts
---------------------

Advances on contracts include customer advances and customer payments associated with the achievement of certain contract milestones in excess of cost incurred. A portion of the customer advances are secured by letters of credit.


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

                    KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued



Item 1.  Financial Statements, Continued:

            Notes to Condensed Consolidated Financial Statements
                    (In thousands except share amounts)


Cash Flow Items
---------------

Cash payments for interest were $1,316 and $5,530 for the six months ended June 30, 1998 and 1997, respectively. Cash payments for income taxes for the comparable periods were $42,456 and $5,294, respectively.


Recently Adopted Accounting Standards
-------------------------------------

Effective January 1, 1998, the corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The standard requires the corporation to report comprehensive income which is defined as net income plus non-shareholder direct adjustments to shareholders' equity. Comprehensive income was $14,549 and $2,285 for the six months ended June 30, 1998 and 1997, respectively. These adjustments to shareholders' equity are foreign currency items.

Effective January 1, 1998, the corporation adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard changes the criteria used to determine the segments for which SEC registrants must report information. As permitted by the standard, the corporation will provide the required disclosures for its segments in its Form 10-K for the year ending December 31, 1998.

Effective January 1, 1998, the corporation adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement requires additional disclosure on changes in the benefit obligations and fair values of plan assets during the year. As permitted by the standard, the corporation will provide the required disclosures for its benefit plans in its Form 10-K for the year ending December 31, 1998.

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations


Results of Operations
---------------------

Consolidated revenues for the quarter ended June 30, 1998 were level compared to the same period of 1997, while consolidated revenues for the six month period ended June 30, 1998 were down slightly from the same period a year ago.

Diversified Technologies segment revenues decreased about 7% for the three months ended June 30, 1998 compared to the same period of 1997; for the six month period, revenues decreased about 12% compared to the same period a year ago. These results reflect loss of revenue due to the sale of the corporation's defense information technology and services operation (called "Kaman Sciences"), which more than off set increases in revenue recorded for the Australia and New Zealand SH-2 helicopter programs and increased demand for aircraft structures and specialty self-lubricating bearings. Excluding Kaman Sciences, Diversified Technologies segment revenues increased 55% during the second quarter of 1998 compared to the same period of last year.

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

The SH-2G helicopter program generally involves retrofit of the corporation's SH-2F helicopters, previously manufactured for the U.S. Navy (and currently in desert storage), to the SH-2G configuration. The corporation is currently performing this work under several contracts with foreign governments. Specifically, the corporation is delivering ten (10) SH-2G helicopters to the Republic of Egypt under its foreign military sale agreement with the U.S. Navy. This work has a value of about $150 million, of which about 95% percent has now been recorded as revenue. To date, eight (8) aircraft have been delivered, with deliveries scheduled to be completed by the end of this year.

                        KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


The corporation also has commercial sale contracts with the Commonwealth of Australia and the Government of New Zealand for the supply of retrofit SH-2G aircraft. The work for Australia involves eleven (11) helicopters (incorporating a new cockpit and new weapons and sensors) with support, including a support services facility, for the Royal Australian Navy. This contract is valued at nearly $600 million. The work for New Zealand involves four (4) aircraft, and support, for New Zealand defense forces. This contract is valued at nearly $170 million. Revenue has been recorded for each of these contracts, beginning in the last half of 1997. Deliveries under both programs are expected to begin in the 2000 - 2001 time frame.

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

Overall, Distribution segment revenues increased about 2% for both the second quarter and first six months of 1998, compared to the same periods a year ago. These results reflect an increase of 6% and 7%, respectively, for Industrial Distribution (which constitutes 82% of the segment's revenues) offset by decreases of 12% in Music Distribution for both the second quarter and first six months of 1998.

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

                        KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


The decrease in revenues for the Music Distribution business was largely due to loss of sales associated with Trace Elliot, the amplifier manufacturing business sold during 1997. Management continues efforts to improve operating efficiency and reorient its product lines to adapt to a general shift in musical tastes and buying habits in the market for music instruments.

Total operating profits for the segments for the second quarter of 1998 increased 6% compared to the same period of 1997; total operating profits for the segments for the six months ended June 30, 1998 increased substantially compared to the prior year, due to the loss resulting from charges taken in the Music Distribution business during 1997. For the second quarter and six months ended June 30, 1998, operating profits for the Diversified Technologies segment were up almost 3% and level, respectively, compared to the same periods of last year. These results reflect increases in earnings from the SH-2 helicopter programs and sales of specialty self-lubricating bearings and aircraft structures, off set by loss of operating profit on sales from Kaman Sciences. Excluding Kaman Sciences, operating profits for this segment increased 37% for the second quarter and 34% for the six month period, compared to the same periods of 1997. Operating profits for the Distribution segment increased almost 13% for the second quarter of 1998 and substantially for the first six months of 1998 compared to the prior year, due primarily to the charge taken in the Music Distribution business in the first quarter of 1997.

For the quarter ended June 30, 1998, net earnings rose to $7.6 million from $6.7 million in 1997. Earnings applicable to common shareholders were $7.6 million, or 32 cents per common share basic, 31 cents per common share diluted, compared to $5.8 million, or 31 cents per common share basic, and 28 cents per common share diluted for the second quarter last year. These results reflect elimination of the preferred stock dividend as a result of completion of the redemption process for the Corporation's Series 2 Preferred Stock during the first quarter.

For the six month period ended June 30, 1998, net earnings were $14.6 million compared to $2.3 million a year ago. Earnings applicable to common shareholders for the first six months of 1998 were $14.6 million, or 63 cents per common share basic, 60 cents per common share diluted, compared to $445,000, or 2 cents per

                        KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


common share basic and diluted in 1997. Results for the first half of 1997 include a loss on the sale of the Trace Elliot amplifier business and charges taken in the Music Distribution business.

Interest expense decreased almost 75% for the first half of 1998 compared to the same period of 1997, primarily due to the application of a substantial portion of advance payments received from the governments of Australia and New Zealand and a portion of the proceeds from the sale of Kaman Sciences to pay down bank debt. For the six months ended June 30, 1998, interest expense attributable to the corporation's debentures was more than off set by interest income earned from investment of surplus cash.

The consolidated effective income tax rate for the first six months of 1998 was 40.9% compared to 52.2% for the same period a year ago. The rate for 1997 reflects adjustments for the tax benefits associated with the Trace Elliot matter.

Effective January 1, 1998, the corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive
Income."   The Statement requires the corporation to report
"comprehensive income" as defined therein. Please refer to the Notes to Condensed Consolidated Financial Statements for more information.

Effective January 1, 1998, the corporation adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Statement changes the criteria used to determine the segments for which the corporation must report information. As permitted by the Statement, the corporation will provide the required disclosures for its segments in its Form 10-K report for the year ending December 31, 1998.

Effective January 1, 1998, the corporation adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The Statement requires additional disclosures on changes in the benefit obligations and fair values of plan assets during the year. As permitted by the Statement, the corporation will provide the required disclosures for its benefit plans in its Form 10-K report for the year ending December 31, 1998.

                        KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


Management is aware of the potential software logic anomalies associated with the year 2000 date change. The corporation is in the process of evaluating the potential issues that need to be addressed in its operations and developing a plan for their remediation. Based on currently known information, costs of addressing the issue are not expected to have any material effect upon the corporation's financial position, results of operations, or cash flows in future periods. As part of the process, the corporation is also involved in communicating with certain service providers, suppliers, and customers to obtain information regarding their plans to address Year 2000 issues, to the extent that they have such issues. There can be no assurance that third parties' systems, upon which the corporation may rely, will become Year 2000 compliant in a timely manner.


Liquidity and Capital Resources

The corporation's cash flow from operations has generally been sufficient to finance a significant portion of its working capital and other capital requirements.

During the six month period ended June 30, 1998, operating activities used cash, principally due to increases in accounts receivable in the Diversified Technologies and Distribution segments, increases in inventories, largely in the Distribution segment, and payment of taxes due on the Kaman Sciences transaction, offset by increases in accounts payable in the Distribution segment. During this period, cash used in investing activities was for items such as acquisition of machinery and computer equipment used in manufacturing and distribution. Cash used by financing activities was primarily attributable to the repayment of debt and the payment of dividends to common shareholders.

The corporation had approximately $44.5 million in surplus cash at June 30, 1998, with an average of $67 million for the six month period. These funds have been invested in high quality, short term instruments.

                        KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


At June 30, 1998, the corporation had approximately $30 million of its 6% convertible subordinated debentures outstanding. The debentures are convertible into shares of Class A common stock at any time on or before March 15, 2012 at a conversion price of $23.36 per share, generally at the option of the holder. Pursuant to a sinking fund requirement that began March 15, 1997, the corporation redeems approximately $1.7 million of the outstanding principal of the debentures each year.

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

During 1997, the governments of Australia and New Zealand made advance payments of $104.3 million in connection with their SH-2G contracts, which were fully secured by the corporation through the issuance of irrevocable letters of credit. At present, the face amount of these letters of credit has been reduced to about $68 million, in accordance with the terms of the relevant contracts. Further reductions are anticipated as certain contract milestones are achieved.

Under the revolving credit agreement, the corporation has the ability to borrow funds on both a short-term and long-term basis. As of June 30, 1998, the corporation had virtually no outstanding bank borrowings. Average bank borrowings were $4.1 million for the six months, compared to $129.5 million for the same period of 1997.

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

                         KAMAN CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits to Form 10-Q:

              (11)  Earnings per common share computation

              (27)  Financial Data Schedule

         (b)  Reports on Form 8-K:

              There have been no reports on Form 8-K filed during the quarter ended June 30, 1998.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KAMAN CORPORATION
                                   Registrant



Date:    August 13, 1998           By  Charles H. Kaman
                                   Chairman and
                                   Chief Executive Officer
                                   (Duly Authorized Officer)



Date:    August 13, 1998           By  Robert M. Garneau
                                   Executive Vice President and
                                   Chief Financial Officer

                    KAMAN CORPORATION AND SUBSIDIARIES

                              Index to Exhibits





Exhibit 11    Earnings Per Common Share
              Computation                            Attached



Exhibit 27    Financial Data Schedule                Attached