Form 10-Q
period 1998-09-30
KAMAN CORP
filed 1998-11-13
CIK 54381

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
--- SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
    September 30, 1998.
    -------------------
    OR

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

                           Yes x   No
                              ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of Otober 31, 1998:

                         Class A Common   23,008,702
                         Class B Common      667,814



                           Page 1 of 18 Pages

                     KAMAN CORPORATION AND SUBSIDIARIES
                       PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
              Condensed Consolidated Balance Sheets(In thousands)

                                          September 30,     December 31,
            Assets                            1998              1997
            ------                     -----------------  ------------------
Current assets:
  Cash and cash equivalents                     $ 62,007           $ 109,974
  Accounts receivable (net of
    allowance for doubtful
    accounts of $3,939 in
    1998, $3,827 in 1997)                        194,099             191,154
  Inventories:
    Raw materials                     $  6,695            $  6,626
    Work-in-process                     52,048              54,413
    Finished goods                      33,859              31,334
    Merchandise for resale             121,307   213,909   107,112   199,485
                                       -------             -------

  Other current assets                            28,540              34,691
                                                 -------             -------
    Total current assets                         498,555             535,304

Property, plant & equip., at cost      163,218             153,146
  Less accumulated depreciation
    and amortization                   100,031              95,521
                                       -------             -------
  Net property, plant & equipment                 63,187              57,625
Other assets                                       5,021               5,232
                                                --------            --------
                                                $566,763           $ 598,161
                                                ========            ========
            Liabilities and Shareholders' Equity
            ------------------------------------

Current liabilities:
  Notes payable                                 $  4,772           $   7,207
  Accounts payable                                55,302              45,264
  Accrued liabilities                             29,816              34,177
  Advances on contracts                           91,351             104,723
  Other current liabilities                       30,674              31,426
  Income taxes payable                             3,063              36,728
                                                 -------             -------
    Total current liabilities                    214,978             259,525

Deferred credits                                  19,477              18,759
Long-term debt, excl. current portion             28,206              29,867
Shareholders' equity:
  Series 2 preferred stock            $     --            $ 37,691
  Other shareholders' equity           304,102   304,102   252,319   290,010
                                      --------  --------  --------  --------
                                                $566,763           $ 598,161
                                                ========           =========

                        KAMAN CORPORATION AND SUBSIDIARIES
                    PART I - FINANCIAL INFORMATION, Continued


Item 1. Financial Statements, Continued:

           Condensed Consolidated Statements of Operations
              (In thousands except per share amounts)

                               For the Three Months   For the Nine Months
                                Ended September 30,    Ended September 30,
                               --------------------   --------------------
                                  1998      1997         1998      1997
                                  ----      ----         ----      ----
Revenues                        $249,661  $269,974    $736,173  $772,376

Costs and expenses:
    Cost of sales                184,874   206,277     542,507   583,791
    Selling, general and
        administrative expense    51,656    50,230     155,546   154,938
    Loss on sale of
        amplifier business            --      --          --      10,400
    Interest expense (income), net    66     1,423        (332)    6,516
    Other expense (income), net      406       196       1,120        69
                                --------  --------    --------  --------
                                 237,002   258,126     698,841   755,714
                                --------  --------    --------  --------

Earnings before income taxes      12,659    11,848      37,332    16,662

Income taxes                       5,059     4,751      15,139     7,262
                                --------  --------    --------  --------
Net earnings                    $  7,600  $  7,097    $ 22,193  $  9,400
                                ========  ========    ========  ========
Preferred stock dividend
    requirement                 $     --  $   (929)   $     --  $ (2,787)
                                ========  ========    ========  ========
Earnings applicable to
    common stock                $  7,600  $  6,168    $ 22,193  $  6,613
                                ========  ========    ========  ========
Net earnings per common share:
    Basic                       $    .32  $    .33    $    .95  $    .35
    Diluted                     $    .31  $    .29    $    .91  $    .35
                                ========  ========    ========  ========
Dividends declared per share:
    Series 2 preferred stock    $     --  $   3.25    $     --  $   9.75
    Common stock                $    .11  $    .11    $    .33  $    .33
                                ========  ========    ========  ========

                         KAMAN CORPORATION AND SUBSIDIARIES
                      PART I - FINANCIAL INFORMATION, Continued

Item 1. Financial Statements, Continued:

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                     For the Nine Months
                                                     Ended September 30,
                                                    --------------------
                                                       1998       1997
                                                    ---------   --------

Cash flows from operating activities:

  Net earnings                                      $ 22,193    $ 9,400
  Depreciation and amortization                        7,844      8,999
  Gain on sale of assets                                 (65)      (502)
  Loss on sale of amplifier business                      --     10,400
  Advances on contracts                              (13,372)   101,789
  Income taxes payable                               (33,665)        --
  Changes in other current assets and liabilities    (12,041)   (43,451)
  Other, net                                           1,182      2,594
                                                     --------   --------
    Cash provided by (used in) operating
      activities                                     (27,924)    89,229
                                                     --------   --------
Cash flows from investing activities:

  Proceeds from sale of businesses and
    other assets                                       5,625      3,677
  Expenditures for property, plant & equipment       (13,385)    (8,764)
  Other, net                                            (342)      (254)
                                                     --------   --------
    Cash provided by (used in) investing
      activities                                      (8,102)    (5,341)
                                                     --------   --------
Cash flows from financing activities:

  Reductions to notes payable                         (2,434)   (48,082)
  Reductions to long-term debt                        (1,661)   (24,250)
  Dividends paid                                      (7,482)    (9,030)
  Other, net                                            (364)     2,069
                                                     --------   --------
    Cash provided by (used in) financing
      activities                                     (11,941)   (79,293)
                                                     --------   --------

Net increase (decrease)in cash and cash equivalents  (47,967)     4,595

Cash and cash equivalents at beginning of period     109,974      5,445
                                                     --------   --------
Cash and cash equivalents at end of period           $62,007    $10,040
                                                     ========   ========
                                                    - 4 -

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

                    KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued



Item 1.  Financial Statements, Continued:

            Notes to Condensed Consolidated Financial Statements
                    (In thousands except share amounts)


Cash Flow Items
---------------

Cash payments for interest were $2,384 and $7,692 for the nine months ended September 30, 1998 and 1997, respectively. Cash payments for income taxes for the comparable periods were $45,056 and $6,669, respectively.


Recently Adopted Accounting Standards
-------------------------------------

Effective January 1, 1998, the corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The standard requires the corporation to report comprehensive income which is defined as net income plus non-shareholder direct adjustments to shareholders' equity. Comprehensive income was $22,105 and $9,376 for the nine months ended September 30, 1998 and 1997, respectively. These adjustments to shareholders' equity are foreign currency items.

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

                    KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


Results of Operations

Consolidated revenues for the quarter and nine months ended September 30, 1998 were down about 8% and 5%, respectively, compared to the same periods of 1997. These results largely reflect the sale of Kaman Sciences, a Diversified Technologies segment subsidiary, at the end of 1997.

Diversified Technologies segment revenues decreased about 20% and 15% for the three month and nine month periods ended September 30, 1998, respectively, compared to the same periods a year ago. These results reflect loss of revenue due to the sale of Kaman Sciences, which more than offset increases in revenue recorded for the Australia and New Zealand SH-2 helicopter programs and demand for aircraft structures and specialty self-lubricating bearings. Excluding Kaman Sciences, however, Diversified Technologies segment revenues increased 12% during the third quarter and 30% for the nine month period, compared to the prior year.

The Diversified Technologies segment's principal programs are in the aerospace business; they include the SH-2G multi-mission naval helicopter, the K-MAX helicopter, subcontract work involving airframe structures, and the manufacture of niche market products such as self-lubricating bearings and driveline couplings for aircraft applications.

The SH-2G helicopter program generally involves retrofit of the corporation's SH-2F helicopters, previously manufactured for the U.S. Navy (and currently in desert storage), to the SH-2G configuration. The corporation is currently performing this work under several contracts with foreign governments. Specifically, the corporation is delivering ten (10) SH-2G helicopters to the Republic of Egypt under its foreign military sale agreement with the U.S. Navy. This work has a value of about $150 million, of which about 97% has now been recorded as revenue. To date, nine
(9) aircraft have been delivered, with completion of deliveries scheduled by the end of this year. The corporation is currently conducting pilot training and providing support for program start up issues, in country.

                    KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

The corporation also has commercial sale contracts with the Commonwealth of Australia and the Government of New Zealand for the supply of retrofit SH-2G aircraft. The work for Australia involves eleven (11) helicopters (incorporating a new cockpit and new weapons and sensors) with support, including a support services facility, for the Royal Australian Navy. This contract has an anticipated value of nearly $600 million, of which about 18% has now been recorded as revenue . The work for New Zealand involves four (4) aircraft, and support, for New Zealand defense forces. This contract has an anticipated value of nearly $170 million, of which about 19% has now been recorded as revenue. Work is proceeding on both programs and deliveries are expected to begin in the 2000 - 2001 time frame.

The corporation is pursuing other potential SH-2 business (including possible further orders from current customers) as various countries develop their naval helicopter requirements.
This market is highly competitive and naturally influenced by global economic and political conditions. Management believes that conditions currently prevailing in some areas will slow the prospects for potential sales, a prime example being economic difficulties in Southeast Asia.

The SH-2 is an aircraft that was originally manufactured for the United States Navy. This is no longer done, however, the U.S. Naval Reserves has twelve (12) SH-2G aircraft active in its fleet. Management anticipates that at some point, the aircraft will be retired from this type of service as well. In the meantime, the corporation expects to continue providing logistics and spare parts support for the aircraft.

The corporation also performs subcontract work for certain airframe manufacturing programs and manufactures various niche market products, including self-lubricating bearings for use principally in aircraft as well as hydro power installations, ships and submarines; and driveline couplings for use in helicopters. These businesses have benefitted from growth in the commercial aviation industry, although management believes that this growth trend is beginning to level off.

                    KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


Management continues to take a conservative approach to production of its K-MAX helicopter, a medium to heavy lift 'aerial truck' with many potential applications, including logging, movement of equipment and materials for projects such as ski lift and oil rig construction, utility power line work, fire fighting, and
reforestation.   Management expects that this approach will provide
time for potential markets to develop and continues to believe that sales and profitability will take some time to achieve. The K-MAX has been used extensively in the commercial logging industry since
its introduction in the third quarter of 1994.   Considerable
softness has developed in this market in the U.S. Pacific Northwest and Canada, due at least in part to the effect of economic conditions in Southeast Asia upon export sales. These circumstances appear to be affecting sales of the K-MAX and production has been adjusted accordingly. Another potential K-MAX application is the task of vertical replenishment ("VERTREP"), a non-combat role in the military. As the federal government has explored the concept of outsourcing VERTREP work to commercial providers, the U.S. Navy Military Sealift Command has awarded
K-MAX two separate demonstration projects using charter/lease arrangements. Management believes that the federal government is continuing to consider the commercial outsourcing alternative.

Overall, Distribution segment revenues increased approximately 3% for both the third quarter and first nine months of 1998, compared to the same periods a year ago. These results reflect an increase of 6.6% and 6.7%, respectively, for Industrial Distribution (which constitutes 82% of the segment's revenues) offset by decreases of 12% in Music Distribution for both the third quarter and first nine months of 1998.

Increased revenues for the Industrial Distribution business are due in part to its expansion of branch locations in the past few years and to its ongoing efforts to differentiate the business by offering a product mix which incorporates more value-added high technology and providing certain technical services to support customer needs. However, the Industrial Distribution business serves nearly every sector of U.S. industry and so tends to be influenced by industrial production levels. It is becoming clearer that export demand in North American industry has been adversely affected by economic difficulties in Southeast Asia, including the forest products, chemical, agriculture and semi-conductor

                    KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


industries, which is causing increased competition and price pressure on the company's business. Moreover, while industrial distribution has traditionally been a very competitive business, increasing consolidation in the industry appears to be resulting in even more intense competition. In this environment, the company is working to focus sales efforts in the markets that offer the best opportunities and to carry out initiatives to enhance operating efficiencies, including consolidation and centralization of various support functions.

The decrease in revenues for the Music Distribution business is largely due to loss of sales associated with the amplifier manufacturing business that was sold during 1997 and to softness in international markets. Management continues efforts to improve operating efficiency and reorient its product lines to adapt to a general shift in musical tastes and buying habits in the market for music instruments.

Total operating profits for the segments for the third quarter of 1998 decreased 2.5% compared to the same period of 1997; total operating profits for the segments for the nine months ended September 30, 1998 increased substantially compared to the prior year, due to the loss resulting from charges taken in the Music Distribution business during 1997. For the third quarter and nine months ended September 30, 1998, operating profits for the Diversified Technologies segment were level with the same periods of last year. These results reflect increases in earnings from the SH-2 helicopter programs and sales of aircraft structures and specialty self-lubricating bearings, offset primarily by loss of operating profit on sales from Kaman Sciences. Excluding Kaman Sciences, operating profits for this segment increased almost 47% for the third quarter and 38% for the nine month period, compared to the same periods of 1997. Operating profits for the Distribution segment were down by 6% for the third quarter of 1998 due largely to pricing and competitive pressures resulting from the effects of economic difficulties in Southeast Asia upon the Industrial Distribution business. Operating profits for the Distribution segment in the first nine months of 1998 were up substantially compared to the prior year, due primarily to the charge taken in the Music Distribution business in 1997.

                    KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


For the quarter ended September 30, 1998, net earnings totaled $7.6 million compared to $7.1 million in 1997. Earnings applicable to common shareholders were 31 cents per common share diluted compared to 29 cents per common share diluted for the third quarter last year. These results reflect elimination of the preferred stock dividend as a result of completion of the redemption process for the Corporation's Series 2 Preferred Stock during the first quarter of 1998.

For the nine month period ended September 30, 1998, net earnings were $22.2 million compared to $9.4 million a year ago. Earnings applicable to common shareholders for the first nine months of 1998 were 91 cents per common share diluted compared to 35 cents per common share diluted in 1997. Results for the first nine months of 1997 include a loss on the sale of the Trace Elliot amplifier business and charges taken in the Music Distribution business.

Interest expense decreased almost 71% for the nine months ended September 30, 1998 compared to the same period of 1997, primarily due to the application of a substantial portion of advance payments received from the governments of Australia and New Zealand and a portion of the proceeds from the sale of Kaman Sciences to pay down bank debt. For the first nine months of 1998, interest expense attributable to the corporation's debentures was more than offset by interest income earned from investment of surplus cash.

The consolidated effective income tax rate for the nine months ended September 30, 1998 was 40.6% compared to 43.6% for the same period a year ago.

Effective January 1, 1998, the corporation adopted: (1) Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive
Income."   The Statement requires the corporation to report
"comprehensive income" as defined therein. Please refer to the Notes to Condensed Consolidated Financial Statements for more information; (2) Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Statement changes the criteria used to determine the segments for which the corporation must report information. As permitted by the Statement, the corporation will provide the required disclosures for its segments in its Form 10-K report for

                    KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


the year ending December 31, 1998; (3) Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The Statement requires additional disclosures on changes in the benefit obligations and fair values of plan assets during the year. As permitted by the Statement, the corporation will provide the required disclosures for its benefit plans in its Form 10-K report for the year ending December 31, 1998.

The corporation is, of course, aware of the potential software logic anomalies associated with the year 2000 date change and began discussions on this subject with its board of directors and the board's audit committee in early 1997. During the fourth quarter of that year, KPMG Peat Marwick was retained as a consultant to assist in formalizing the Year 2000 (Y2K) compliance program. During the first quarter of 1998, each operating subsidiary designated a program manager responsible for coordinating its activities and developed a plan providing for inventory assessment of all Y2K related matters (including hardware, software, networks, facilities systems, embedded systems in product deliverables) as well as the status of suppliers and service providers; conversion, upgrade, or replacement of applications, as needed; and compliance testing and problem solving, all to be accomplished within time tables established under the plan. Planning and assessment phases are substantially complete with all matters that are not satisfactory "as is" to be remediated either with a vendor upgrade or replacement. To date, compliance time tables are being met, such that the corporation is on schedule to achieve overall Y2K compliance, including testing, by June 30, 1999. Contingency plans will be established in the event they become appropriate. In addition, the corporation and each operating subsidiary are currently working with suppliers, customers and service providers to gauge their Y2K readiness and monitor their progress toward compliance. An oversight committee reporting to the executive vice president and chief financial officer, has been established at corporate headquarters to monitor the progress of each subsidiary's compliance work. Senior management provides progress reports to the corporation's board of directors and audit committee on a regular basis. The corporation separately identifies costs of Y2K efforts as an internal management tool and based upon information known to it at this time, management does not anticipate that the costs of

                    KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


addressing Y2K issues will be material to the corporation's financial position, results of operations, or cash flows in future periods. Naturally, there can be no assurance that third parties' systems, upon which the corporation and its subsidiaries may rely, will become Y2K compliant in a timely manner, nor can the corporation foresee the eventual outcome associated with the arrival of the millennium and the impact that potential computer failures within the corporation or among significant customers, suppliers, or service providers might have on the corporation's operations. It is conceivable that if such failures occur, there could be an adverse impact upon the corporation's operations.

In late August, 1998, Charles H. Kaman, chief executive officer and president of the corporation suffered a mild stroke following successful knee replacement surgery. Mr. Kaman is presently recovering at home. For the present, the board of directors has designated Robert M. Garneau, the corporation's executive vice president and chief financial officer, to have the duties and responsibilities of the corporation's chief executive officer.
Mr. Garneau has held various corporate financial officer positions since joining the corporation in 1981.

Liquidity and Capital Resources

The corporation's cash flow from operations has generally been sufficient to finance a significant portion of its working capital and other capital requirements.

During the nine month period ended September 30, 1998, operating activities used cash, principally due to increases in accounts receivable in the Distribution segment, decreases in advances under the Australia and New Zealand SH-2G contracts, increases in inventories (largely in the Distribution segment) and payment of taxes due on the Kaman Sciences transaction, offset by increases in accounts payable in the Diversified Technologies and Distribution segments and decreases in accounts receivable in the Diversified Technologies segment. During this period, cash used in investing activities was for items such as acquisition of machinery and computer equipment used in manufacturing and distribution, while cash provided by investing activities consisted principally of a

                    KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


post closing adjustment to the purchase price of Kaman Sciences. Cash used by financing activities was primarily attributable to the repayment of debt, the payment of dividends to common shareholders, and repurchase of Class A common stock pursuant to a repurchase program for use in connection with administration of the corporation's stock plans.

The corporation had approximately $54.3 million in surplus cash at September 30, 1998, with an average of $58.8 million for the nine month period. These funds have been invested in high quality, short term instruments.

At September 30, 1998, the corporation had approximately $30 million of its 6% convertible subordinated debentures outstanding. The debentures are convertible into shares of Class A common stock at any time on or before March 15, 2012 at a conversion price of $23.36 per share, generally at the option of the holder. Pursuant to a sinking fund requirement that began March 15, 1997, the corporation redeems approximately $1.7 million of the outstanding principal of the debentures each year.

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

During 1997, the governments of Australia and New Zealand made advance payments of $104.3 million in connection with their SH-2G contracts, which were fully secured by the corporation through the issuance of irrevocable letters of credit. At present, the face amount of these letters of credit has been reduced to about $54 million, in accordance with the terms of the relevant contracts. Further reductions are anticipated as certain contract milestones are achieved.

                    KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


Under the revolving credit agreement, the corporation has the ability to borrow funds on both a short-term and long-term basis. As of September 30, 1998, the corporation had virtually no outstanding bank borrowings. Average bank borrowings were $3.8 million for the nine months, compared to $103.7 million for the same period of 1997.

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


Forward-Looking Statements

This report contains forward-looking information relating to the corporation's business and prospects, including the SH-2G and K-MAX helicopter programs, specialty self-lubricating bearings and couplings, the industrial and music distribution businesses, Year 2000 compliance issues, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of contract negotiations with government authorities, including foreign governments; 2) political developments in countries where the corporation intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) economic and competitive conditions in markets served by the corporation, including industry consolidation in the United States and global economic conditions (most notably, in Southeast Asia); 5) the degree of acceptance of new products in the marketplace; 6) U.S. industrial production levels; 7) achievement of Year 2000 compliance by the corporation, its customers, suppliers, and service providers, including various

                    KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


federal, state, and foreign governments and agencies thereof;
8) currency exchange rates, taxes, laws and regulations, inflation rates, general business conditions and other factors.
Any forward-looking information should be considered with these factors in mind.

                         KAMAN CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits to Form 10-Q:

              (11)  Earnings per common share computation

              (27)  Financial Data Schedule

         (b)  Reports on Form 8-K:

              There have been no reports on Form 8-K filed during the quarter ended September 30, 1998.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KAMAN CORPORATION
                                   Registrant



Date:    November 13, 1998         By Robert M. Garneau
                                   Executive Vice President and
                                   Chief Financial Officer and
                                   Acting President
                                   (Duly Authorized Officer)

                    KAMAN CORPORATION AND SUBSIDIARIES

                              Index to Exhibits





Exhibit 11    Earnings Per Common Share
              Computation                            Attached



Exhibit 27    Financial Data Schedule                Attached