Form 10-K
period 1998-12-31
KAMAN CORP
filed 1999-03-16
CIK 54381

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-K
(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1998
                            OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from          to

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ].
     State the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.
               $322,401,359.00 as of February 1, 1999.
     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.
                Class A Common      22,971,946  shares
                Class B Common         667,814  shares

                   DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Corporation's 1998 Annual Report to Shareholders are incorporated by reference and filed as Exhibit 13 to this Report.

                                  PART I
ITEM 1.  BUSINESS

     Kaman Corporation, incorporated in 1945, reports information for itself and its subsidiaries (collectively, the "corporation") in the following business segments: Aerospace, Industrial Distribution, and Music Distribution. The corporation has reorganized its business segment reporting in accordance with new financial accounting standards applicable to the corporation for calendar year 1998. Another segment identified as Scientific Services was sold on December 30, 1997.

     The Aerospace segment (formerly part of the Diversified Technologies segment) serves commercial, U.S. defense and foreign government markets with principal programs consisting of its SH-2G maritime helicopter, K-MAX (Registered Trademark) "aerial truck" helicopter, subcontract work involving airframe structures and the manufacture of niche market products such as self-lubricating bearings and driveline couplings for aircraft applications. The Industrial Distribution segment serves nearly every sector of U.S. industry with industrial repair and OEM products as well as support services. The Music Distribution segment serves domestic and foreign markets with a wide variety of music instruments and accessories and manufactures guitars and other music products for professional and amateur musicians. The Scientific Services segment consisted of Kaman Sciences Corporation, the corporation's defense information technology business and was formerly part of the Diversified Technologies segment.

     In December of 1998, the Board of Directors of the corporation established a committee of its members to conduct a search for a new chief executive officer, at the recommendation of Charles H. Kaman, the founder, chairman, chief executive officer and president of the corporation. The search is in progress with the goal that the corporation continue to be led in the cultural tradition that has sustained it for more than 50 years. In August of 1998, Mr. Kaman suffered a mild stroke following successful knee replacement surgery. He has made excellent progress and resumed his role as Chairman of the Board in January, 1999. Until his return to work, the board of directors has designated Robert M. Garneau, the corporation's executive vice president and chief financial officer, to have the duties and responsibilities of the corporation's chief executive officer. Mr. Garneau has held various corporate financial officer positions since joining the corporation in 1981.

AEROSPACE

     The Aerospace segment consists of several operating subsidiaries of Kaman Aerospace Group, Inc., including Kaman
Aerospace Corporation, Kaman Aerospace International Corporation,
K-MAX Corporation, Kamatics Corporation, Kaman Electromagnetics
Corporation and Kaman Instrumentation Corporation.

     The SH-2G helicopter currently represents the Aerospace segment's largest program and generally involves retrofit of the corporation's SH-2F helicopters, previously manufactured for the U.S. Navy (and currently in desert storage), to the "G" configuration. The SH-2G aircraft is well suited to the smaller, more powerful ships that several foreign navies are utilizing and the corporation is currently performing work for the Governments of Egypt, Australia, and New Zealand.

     During 1998, the corporation completed delivery of ten (10) SH-2G(E) helicopters to the Republic of Egypt under that country's foreign military sale agreement with the U.S. Navy. This program has a value of about $150 million. The corporation is now conducting pilot training and providing on site support services. Under its commercial sale contract with the Commonwealth of Australia, the corporation will provide eleven (11) retrofit SH-2G(A) aircraft and support, including a support services facility, for the Royal Australian Navy. This contract was entered into in 1997 and has an anticipated value of nearly $600 million. The Australian SH-2G will incorporate an integrated weapons system, advanced sensors, a state-of-the-art cockpit, long range Penguin missiles, and composite rotor blades. Under its commercial sale contract with the Government of New Zealand, the corporation will provide four (4) SH-2G(NZ) aircraft and support, for New Zealand defense forces. These aircraft will be manufactured with new airframes and remanufactured dynamic components from the stored SH-2F aircraft. This contract was entered into in 1997 and has an anticipated value of nearly $170 million. During 1998, work proceeded on both the Australia and New Zealand programs with deliveries scheduled to begin in the 2000 - 2001 time frame.
During 1998, the corporation continued to pursue other potential SH-2 business (including possible further orders from current customers) as various countries develop their naval helicopter requirements. This market is highly competitive and naturally influenced by global economic and political conditions. Management believes that conditions currently prevailing in some areas, most notably economic difficulties in Asia, have slowed the prospects for potential sales. While the corporation no longer manufactures the SH-2 for the United States Navy, the U.S. Naval Reserves has twelve (12) SH-2G aircraft active in its fleet. It is anticipated that at some point, such aircraft will be retired from this type of service. In the meantime, the corporation expects to continue providing logistics and spare parts support for the aircraft in the Reserves.

     The corporation also produces the K-MAX (Registered Trademark) medium to heavy lift "aerial truck" helicopter which has a variety of potential applications, including logging, oil and gas exploration, power line construction, and fire fighting.
The K-MAX, which received its Federal Aviation Administration certification in August, 1994, is based on the corporation's intermeshing rotor technology with servo-flap control. Constructed with fewer components and less airframe weight, the K-MAX has increased payload capacity and lower manpower, maintenance and spare parts inventory requirements, making it a generally cost effective tool for industries requiring medium to heavy repetitive
lift capabilities.   The corporation has been conservative in its
production of this aircraft (generally, six (6) aircraft per year) since its introduction because it has been anticipated that it would take some time to develop markets for a new aircraft and thus achieve sales and profitability. There are currently fifteen (15) aircraft in operations located in six (6) countries. The principal application for the K-MAX to date has been in the commercial logging industry, a market that has weakened significantly in the past two years, particularly in the U.S. Pacific Northwest and Canada, due in part to the effect of economic conditions in Asia upon export sales. These circumstances appear to be affecting certain current customers as well as potential sales of the K-MAX and production has been further adjusted to address these circumstances. The corporation has been working to further develop other potential uses for the K-MAX. The K-MAX also has a potential non-combat role for the military in the task of vertical replenishment ("VERTREP"). As the federal government has explored the concept of outsourcing this role to commercial providers, the U.S. Navy Military Sealift Command has awarded K-MAX two separate demonstration projects using charter/lease arrangements. Although there were no developments in this arena during 1998, it appears that the federal government is continuing to consider the commercial outsourcing alternative.

     The corporation also performs subcontract work for certain airframe manufacturing programs and manufactures various niche market products, including self-lubricating bearings for use principally in aircraft flight controls, turbine engines and landing gear, as well as driveline couplings for use principally in
helicopters.   The corporation provides aircraft structures and
components for most commercial jetliners made today, including all Boeing 700 series aircraft and most commuter and executive jets. The corporation also supplies parts for a variety of U.S. military aircraft, including the C-17 transport, F-22 fighter, E2-C airborne early warning aircraft and the Comanche helicopter. These operations have benefitted in the past few years from growth in the aviation industry, a trend which appears to be leveling off. Boeing, for example, is an important and long standing customer for the corporation's airframe subcontract work and certain niche market products and, while it is believed that the corporation is well positioned to maintain its level of business with this customer, pricing pressure is expected to intensify.

     Among its smaller programs, the corporation also produces computer memory systems for a variety of military aircraft, including the F-16 fighter and the C-130J transport; fuzing and safety devices for missiles, including the Tomahawk and AMRAAM; and photonic and optical systems such as Magic Lantern (Registered Trademark) a laser-based mine detection system.

INDUSTRIAL DISTRIBUTION

     The Industrial Distribution segment (formerly part of the Distribution segment) consists of Kaman Industrial Technologies
Corporation and its Canadian subsidiary, Kaman Industrial
Technologies, Ltd.

     Operating from 190 locations in thirty-six (36) states and British Columbia, this segment's business is one of the nation's leading distributors of industrial products, including bearings, power transmission, electrical, motion control, material-handling components and other equipment and services needed to maintain
various manufacturing processes.   Its customers constitute
virtually every segment of U.S. industry, including agriculture, automotive, bottling, chemical processing, construction, consumer goods, entertainment, food processing, general manufacturing, heavy equipment, logging, materials conveyance, mining, oil refining, paper, petrochemical, pharmaceutical, power generation,
semiconductors, steel, and transportation.   The corporation's
computer-linked distribution centers are strategically located to position the segment to more efficiently serve its customers. During 1998, an additional distribution center was opened in Louisville, KY. The products that the corporation purchases for distribution are for the most part derived from traditional technologies, although the corporation is increasingly selling products with the higher technological content required to support automated production processes. The corporation also offers additional support service capabilities, including asset management, value-added engineering and systems/fabrication capabilities, just-in-time delivery, cost savings analysis (called Documented Savings (trademark)), inventory management services, and a direct link between its state-of-the-art computer system and customers' and suppliers' purchasing departments in order to streamline order processing and improve transaction time. Given the spectrum of industry that the corporation serves, its business tends to be influenced by industrial production levels. During 1998, export demand in certain industries such as lumber, chemicals, paper, and semiconductors was adversely affected by economic difficulties in Asia, which resulted in increased price pressures on this segment. In this environment, the corporation is working to focus sales efforts in the markets that offer the best opportunities and to carry out initiatives to enhance operating efficiencies, including consolidation and centralization of various organizational support functions.

MUSIC DISTRIBUTION

     The Music Distribution segment (formerly part of the Distribution segment) consists of Kaman Music Corporation, KMI
Europe Inc., and its Canadian subsidiary, B&J Music Ltd.

     This segment is one of the largest distributors of music instruments and accessories in the United States, providing product principally to retailers in the United States and Canada as well as to certain international distributors. Among its offerings are more than 13,000 items, including guitars, violins, horns, drums and other percussion products, electronic tuners and metronomes and music instrument accessories. This segment also provides a variety of proprietary products, including Ovation (Registered Trademark)
and Hamer (Registered Trademark) guitars.   During 1998, this
segment continued its initiatives to improve operating efficiency, including consolidation of warehouse facilities and introduction of a new warehouse facility in Nashville, Tennessee, as well as consolidation of certain organizational support functions. Operations are currently conducted through seven (7) distribution centers in the United States and Canada, and an international sales division and a manufacturing facility, both of which are located in the United States.

FINANCIAL INFORMATION

     Information concerning each segment's performance for the last three fiscal years appears in the corporation's 1998 Annual
Report to Shareholders and is included in Exhibit 13 to this Form
10-K, and is incorporated by reference.

PRINCIPAL PRODUCTS AND SERVICES

     Following is information for the three preceding fiscal years concerning the percentage contribution of the corporation's classes of products and services to the corporation's consolidated net sales:

                         Years Ended December 31
                         1996     1997     1998
                         ------   ------   ------
Aerospace                 23.7%    27.6%    38.1%
Scientific Services (1)   13.2%    13.9%      --
Industrial Distribution   47.3%    45.9%    50.1%
Music Distribution        15.8%    12.6%    11.8%
                          -----    -----    -----
Total                    100.0%   100.0%   100.0%

(1) The Scientific Services segment, which consisted of Kaman
Sciences Corporation, was sold on December 30, 1997.

RESEARCH AND DEVELOPMENT EXPENDITURES

     Government sponsored research expenditures by the Aerospace and Scientific Services segments were $13.2 million in 1998, $75.7 million in 1997, and $68.8 million in 1996. Independent research and development expenditures were $8.5 million in 1998, $6.9 million in 1997, and $8.0 million in 1996. The Scientific Services segment which conducted significant government sponsored research in 1996 and 1997 was sold on December 30, 1997.

BACKLOG

     Program backlog of the Aerospace and Scientific Services segments was approximately $757.1 million at December 31, 1998, $935.2 million at December 31, 1997, and $267 million at December 31, 1996. The corporation anticipates that approximately 44% of its backlog at the end of 1998 will be performed in 1999. Approximately 7.7% of the backlog at the end of 1998 is related to government contracts or subcontracts which are included in backlog to the extent that funding has been appropriated by Congress and allocated to the particular contract by the relevant procurement agency. Certain of these government contracts, less than 1% of the backlog, have been funded but not signed.

GOVERNMENT CONTRACTS

     During 1998, approximately 81.7% of the work performed by the corporation directly or indirectly for the United States government was performed on a fixed-price basis and the balance was performed on a cost-reimbursement basis. Under a fixed-price contract, the price paid to the contractor is negotiated at the outset of the contract and is not generally subject to adjustment to reflect the actual costs incurred by the contractor in the performance of the contract. Cost reimbursement contracts provide for the reimbursement of allowable costs and an additional negotiated fee.

     The corporation's United States government contracts and subcontracts contain the usual required provisions permitting termination at any time for the convenience of the government with payment for work completed and associated profit at the time of termination.

COMPETITION

     The Aerospace segment operates in a highly competitive environment with many other organizations which are substantially larger and have greater financial and other resources. The corporation competes with other helicopter manufacturers on the basis of price, performance, and mission capabilities; and also on the basis of its experience as a manufacturer of helicopters, the quality of its products and services, and the availability of facilities, equipment and personnel to perform contracts. Consolidation in the industry, the change in defense program emphasis and constraints in the defense budgets of various countries have increased the level of international competition for helicopter programs. The corporation is also affected by the political and economic circumstances of its potential foreign customers, such as the current economic crisis in certain Asian markets. The corporation's FAA certified K-MAX helicopters compete with military surplus helicopters and other helicopters used for lifting, as well as with alternative methods of meeting lifting requirements. The corporation competes for its subcontract aircraft structure, specialty aircraft component, and advanced technology products business on the basis of price and quality; product endurance and special performance characteristics; proprietary knowledge; and the reputation of the corporation.

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

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking information relating to the corporation's business and prospects, including the SH-2G and K-MAX helicopter programs, specialty self-lubricating bearings and couplings, the industrial and music distribution businesses, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of contract negotiations with government authorities, including foreign governments; 2) political developments in countries where the corporation intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) economic and competitive conditions in markets served by the corporation including industry consolidation in the United States and global economic conditions (most notably in Asia); 5) the degree of acceptance of new products in the marketplace; 6) U.S. industrial production levels; 7) achievement of Year 2000 compliance by the corporation, its customers, suppliers and service providers, including various federal, state and foreign governments and agencies thereof; 8) currency exchange rates, taxes, laws and regulations, inflation rates, general business conditions and other factors. Any forward-looking information should be considered with these factors in mind.

EMPLOYEES

     As of December 31, 1998, the Corporation employed 4,276 individuals throughout its industry segments and corporate headquarters as follows:

Aerospace                                      2,101
Industrial Distribution                        1,691
Music Distribution                               405
Corporate Headquarters                            79
                                               -----
                                               4,276

PATENTS AND TRADEMARKS

     The corporation holds patents reflecting scientific and technical accomplishments in a wide range of areas covering both basic production of certain products, including aerospace products and musical instruments, as well as highly specialized devices and advanced technology products in defense related and commercial fields.

     Although the corporation's patents enhance its competitive position, management believes that none of such patents or patent applications is singularly or as a group essential to its business as a whole. The corporation holds or has applied for U.S. and foreign patents with expiration dates that range through the year 2019.

     These patents are allocated among the corporation's industry segments as follows:

                                  U.S. PATENTS    FOREIGN PATENTS
Segment                          Issued Pending   Issued  Pending
Aerospace                          81       28       57       15
Industrial Distribution             0        0        0        0
Music Distribution                 15        3        8        4
                                   --       --       --       --
                                   96       31       65       19

     Trademarks of Kaman Corporation include Adamas, Applause, Hamer, KAflex, KAron, K-MAX, Magic Lantern, and Ovation. In all, the corporation maintains 213 U.S. and foreign trademarks with 14 applications pending, most of which relate to music products in the Music Distribution segment.

COMPLIANCE WITH ENVIRONMENTAL PROTECTION LAWS

     In the opinion of management, based on the corporation's knowledge and analysis of relevant facts and circumstances, compliance with any environmental protection laws is not likely to have a material adverse effect upon the capital expenditures, earnings or competitive position of the corporation or any of its subsidiaries.

     The corporation is subject to the usual reviews, inspections and enforcement actions by various federal and state environmental and enforcement agencies and has entered into agreements and consent decrees at various times in connection with such reviews. Also on occasion the corporation has been identified as a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency ("EPA") in connection with the EPA's investigation of certain third party facilities. In each instance, the corporation has provided appropriate responses to all requests for information that it has received, and the matters have been resolved either through de minimis settlements, consent agreements, or through no further action being taken by the EPA or the applicable state agency with respect to the corporation. With respect to any such matters which may currently be pending, the corporation has been able to determine, based on its current knowledge, that resolution of such matters is not likely to have a material adverse effect on the future financial condition of the corporation.

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

FOREIGN SALES

     Twenty-Two and Three Tenths percent (22.3%) of the sales of the corporation made in 1998 were to customers located outside the United States. In 1998, the corporation continued its efforts to develop international markets for its products and foreign sales (including sales for export); and during 1998 the corporation continued to perform work under contracts with the Commonwealth of Australia and the Government of New Zealand for the supply of retrofit SH-2G helicopters with deliveries under both programs expected to begin in the 2000-2001 time frame. Additional information required by this item appears in the corporation's 1998

Annual Report to Shareholders, and is included in Exhibit 13 to this Form 10-K, and is incorporated herein by reference.

YEAR 2000 ("Y2K") COMPLIANCE

     During 1998, the corporation utilized the services of KPMG LLP as a consultant to assist in formalizing the corporation's Y2K compliance program and to provide periodic assessment of the corporation's progress. Each operating subsidiary designated a program manager responsible for coordinating its activities and developed a plan providing for assessment, problem solving and compliance testing of Y2K related matters. The initial planning and assessment phases were completed in 1998, and testing to confirm compliance was also conducted. To date, compliance time tables are being met with a target date to achieve overall Y2K compliance, including compliance testing, as of June 30, 1999. In addition, the corporation and each operating subsidiary are currently working with suppliers, customers and service providers to gauge their Y2K readiness and monitor their progress toward compliance. An oversight committee reporting to the executive vice president and chief financial officer, has been established at corporate headquarters to monitor the progress of each subsidiary's compliance work. Senior management provides progress reports to the corporation's board of directors and audit committee on a regular basis. The corporation separately identifies costs of Y2K efforts as an internal management tool and based upon information known to it at this time, management does not anticipate that the costs of addressing Y2K issues will be material to the corporation's financial position, results of operations, or cash flows in future periods. Although the corporation does not anticipate incurring significant costs to modify its computer systems, there can be no assurance that significant costs will not be incurred. Additional information concerning this item appears in the corporation's 1998 Annual Report to Shareholders and is included in Exhibit 13 to the form 10-K, and is incorporated herein by reference.

ITEM 2.  PROPERTIES

     The corporation occupies approximately 3.39 million square feet of space throughout the United States and Canada, distributed as follows:

     SEGMENT                                SQUARE FEET
                                   (in thousands as of 12/31/98)
     Aerospace                                 1,553
     Industrial Distribution                   1,396
     Music Distribution                          399
     Corporate Headquarters                       40
                                               -----
     Total                                     3,388


     The Aerospace segment's principal facilities are located in Arizona, Connecticut, and Massachusetts; other facilities including offices and smaller manufacturing and assembly operations are located in several other states, and the corporation also has an office in Turner, Australia. These facilities are used for manufacturing, research and development, engineering and office purposes. The U.S. Government owns 154 thousand square feet of the space occupied by Kaman Aerospace Corporation in Bloomfield, Connecticut in accordance with a Facilities Lease Agreement with a five (5) year term expiring in March 2003.

     The Industrial Distribution segment's facilities are located throughout the United States with principal facilities located in California, Connecticut, New York, Kentucky and Utah. Additional Industrial Distribution segment facilities are located in British Columbia, Canada. These facilities consist principally of regional distribution centers, service centers and office space with a portion used for fabrication and assembly work.

     The Music Distribution segment's facilities in the United States are located in Connecticut, California, Georgia, Tennessee and Texas. An additional Music Distribution facility is located in Ontario, Canada. These facilities consist principally of regional distribution centers, source centers and office space. Also included are facilities used for manufacturing musical instruments.

     The corporation occupies a 40 thousand square foot
Corporate headquarters building in Bloomfield, Connecticut.

     The corporation's facilities are suitable and adequate to serve its purposes and substantially all of such properties are currently fully utilized. Many of the properties, especially within the Industrial Distribution segment, are leased.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the corporation or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                            PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

CAPITAL STOCK AND PAID-IN CAPITAL

     Information required by this item appears in the corporation's 1998 Annual Report to Shareholders and is included in Exhibit 13 to this Form 10-K, and is incorporated herein by reference.

INVESTOR SERVICES PROGRAM

     Shareholders of Kaman Class A common stock are eligible to participate in the ChaseMellon Investor Services Program administered by Mellon Bank, N.A. which offers a variety of services including dividend reinvestment. A booklet describing the program may be obtained by writing to the program's Administrator, Mellon Bank, N.A., P. O. Box 3338, South Hackensack, NJ 07606-1938.

QUARTERLY CLASS A COMMON STOCK INFORMATION
-----------------------------------------------------------------
                               High      Low     Close   Dividend
1998
First                        $18.38    $15.75   $18.38     $.11
Second                        20.38     17.63    19.03      .11
Third                         19.38     13.00    17.13      .11
Fourth                        17.13     14.50    16.06      .11
-----------------------------------------------------------------

1997
First                        $14.75    $12.25  $ 13.50     $.11
Second                        16.00     12.00    15.38      .11
Third                         18.88     14.50    18.38      .11
Fourth                        20.38     15.25    16.38      .11
-----------------------------------------------------------------
QUARTERLY DEBENTURE INFORMATION (6% Conv. Subordinated)
-----------------------------------------------------------------
                                High      Low      Close
-----------------------------------------------------------------
1998
First                          $101.00   $96.00    $100.00
Second                          100.50    98.00      98.00
Third                           100.63    96.00      96.50
Fourth                          104.00    96.50      97.50
-----------------------------------------------------------------
1997
First                          $ 92.00   $84.00     $92.00
Second                           96.00    87.00      94.00
Third                           100.00    94.00      96.00
Fourth                          101.00    96.00      96.50
-----------------------------------------------------------------

     NASDAQ market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

ANNUAL MEETING

     The Annual Meeting of Shareholders of the Corporation will be held on Tuesday, April 13, 1999 at 11:00 a.m. in the offices of the corporation, 1332 Blue Hills Avenue, Bloomfield, Connecticut 06002. Holders of all classes of Kaman securities are invited to attend, however matters on the agenda for the meeting will require the vote of Class B shareholders only.

ITEM 6.  SELECTED FINANCIAL DATA

     Information required by this item appears in the corporation's 1998 Annual Report to Shareholders and is included in Exhibit 13 to this Form 10-K, and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     Information required by this item appears in the corporation's 1998 Annual Report to Shareholders and is included in Exhibit 13 to this Form 10-K, and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this item appears in the corporation's 1998 Annual Report to Shareholders and is included in Exhibit 13 to this Form 10-K, and is incorporated herein by reference. Additional financial information is contained in the Financial Data Schedule included as Exhibit 27 to this Form 10-K.

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

     None.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Following is information concerning each Director and Executive Officer of Kaman Corporation including name, age, position with the corporation, and business experience during the last five years:

Brian E. Barents         Mr. Barents, 55, has been a Director
                         since 1996.  He is President and
                         Chief Executive Officer of Galaxy
                         Aerospace Company L.P.  Prior to that
                         he was President and Chief Executive
                         Officer of Learjet, Inc.  He is a
                         director of Tri-Star Aerospace Corp.

Fred A. Breidenbach      Mr. Breidenbach, 52, was elected a
                         Director in February 1998.  He is the
                         owner of F. A. Breidenbach & Associates,
                         LLC, and is the former President and
                         Chief Operating Officer of
                         Gulfstream Aerospace Corp.  Prior to
                         that he held various positions with
                         General Electric Corporation. He is a
                         director of Sensormatic Electronics
                         Corporation.

T. Jack Cahill           Mr. Cahill, 50, has held various
                         positions with Kaman Industrial
                         Technologies Corporation, a subsidiary
                         of the corporation, since 1975, and has
                         been President of that subsidiary since
                         1993.

E. Reeves Callaway, III  Mr. Callaway, 51, has been a Director since 1995. He is President of The
                         Callaway Advanced Technology Corporation.

Frank C. Carlucci        Mr. Carlucci, 68, has been a Director
                         since 1989.  He is Chairman of The
                         Carlyle Group, merchant bankers. Prior to that he served as U.S. Secretary of Defense. Mr. Carlucci is also a director of Ashland, Inc., Neurogen Corporation,
                         Northern Telecom, Ltd., Pharmacia &
                         Upjohn, Inc., Quaker Oats Company, Sun
                         Resorts, Ltd., N.V., Texas
                         Biotechnology Corporation, and
                         IRI International Corporation.

Laney J. Chouest, M.D.   Dr. Chouest, 45, has been a Director
                         since 1996. He is Senior Vice President of Edison Chouest Offshore, Inc. and
                         Galliano Marine.

Candace A. Clark         Ms. Clark, 44, has been Senior Vice
                         President and Chief Legal Officer since
                         1996.  Prior to that she served as
                         Vice President and Counsel. Ms. Clark has held various positions with the corporation since 1985.

John A. DiBiaggio        Dr. DiBiaggio, 66, has been a Director
                         since 1984.  He is President and Chief
                         Executive Officer of Tufts University.
                         Prior to that he was President and Chief
                         Executive Officer of Michigan State
                         University.

Edythe J. Gaines         Dr. Gaines, 76, has been a Director
                         since 1982.  She is a retired
                         Commissioner of the Public Utility
                         Control Authority of the State of
                         Connecticut.

Ronald M. Galla          Mr. Galla, 48, has been Senior Vice
                         President and Chief Information Officer
                         since 1995.  Prior to that he served as
                         Vice President and director of the
                         corporation's Management Information
                         Systems, a position which he held since
                         1990. Mr. Galla has been director of the corporation's Management Information
                         Systems since 1984.

Robert M. Garneau        Mr. Garneau, 55, has been Executive Vice
                         President and Chief Financial Officer
                         since 1995.  Previously he served as
                         Senior Vice President, Chief Financial
                         Officer and Controller. Mr. Garneau has held various positions with the corporation since 1981.

Huntington Hardisty      Admiral Hardisty (USN-Ret.), 70, has
                         been President of Kaman Aerospace
                         International Corporation, a
                         subsidiary of the corporation, since 1995 and he has been a Director since 1991.
                         He retired from the U.S. Navy in 1991
                         having served as Commander-in-Chief for
                         the U.S. Navy Pacific Command since
                         1988. He is also a director of
                         Contraves, Inc., MPR Inc., and
                         CNA Corporation.

Charles H. Kaman         Mr. Kaman, 79, has been Chief Executive
                         Officer and Chairman of the Board of
                         Directors since 1945.  He was also
                         appointed President in December, 1995,
                         a position he previously held from 1945
                         to 1990.

C. William Kaman II      Mr. Kaman, 47, has been a Director
                         since 1992.  He is Chairman and CEO of
                         AirKaman of Jacksonville, Inc., a former subsidiary of the corporation which was sold in 1997 and is no longer affiliated with the corporation. Previously he was Executive Vice President of the corporation and was President of
                         Kaman Music Corporation, a subsidiary of the corporation. Mr. Kaman is the son of Charles H. Kaman, Chairman, President and
                         Chief Executive Officer of the
                         corporation.

Walter R. Kozlow         Mr. Kozlow, 63, has held various
                         positions with Kaman Aerospace
                         Corporation, a subsidiary of the
                         corporation, since 1960. He has been
                         President of Kaman Aerospace Corporation since 1986.

Eileen S. Kraus          Ms. Kraus, 60, has been a Director since
                         1995.  She is Chairman of Connecticut
                         Fleet National Bank. Since 1979 she has held various positions at Shawmut Bank
                         Connecticut and Shawmut National
                         Corporation, predecessors of Fleet Bank,
                         N.A. and its holding company, Fleet
                         Financial Group.  She is a director of
                         Yankee Energy System, Inc., The Stanley
                         Works, and Bestfoods Corporation.

Hartzel Z. Lebed         Mr. Lebed, 71, has been a Director since
                         1982, and became Vice Chairman of the
                         Board of Directors in January, 1999. He is the retired President of CIGNA
                         Corporation.

Walter H. Monteith, Jr.  Mr. Monteith, 68, has been a Director since 1987.  He is the retired Chairman
                         of Southern New England Telecommuni-
                         cations Corporation.

John S. Murtha           Mr. Murtha, 85, has been a Director
                         since 1948.  He is counsel to, and a
                         former senior partner of, the law firm of Murtha, Cullina, Richter and Pinney LLP.

Patrick L. Renehan       Mr. Renehan, 65, has been Senior
                         Vice President of Kaman Aerospace Group,
                         Inc. (formerly Kaman Diversified
                         Technologies Corporation), a subsidiary
                         of the corporation, since 1996.  Prior
                         to that he served as Vice President of
                         that subsidiary.  Mr. Renehan has held
                         various positions with the corporation
                         since 1983.

Wanda L. Rogers          Mrs. Rogers, 66, has been a Director
                         since 1991.  She is President and Chief
                         Executive Officer of Rogers Helicopters,
                         Inc. She is also a director of Clovis
                         Community Bank.

Robert H. Saunders, Jr.  Mr. Saunders, 58, became President of
                         Kaman Music Corporation, a subsidiary
                         of the corporation in 1998.  Previously
                         he served as Senior Vice President of
                         the corporation since 1995 and also held the position of Senior Executive Vice President of Kaman Music Corporation during a portion of that period. Prior to that he was Vice President and Chief Financial Officer of the University of Hartford.

     Each Director and Executive Officer has been elected for a term of one year and until his or her successor is elected.
The terms of all Directors and Executive Officers are expected to expire as of the Annual Meeting of the Shareholders and Directors of the corporation to be held on April 13, 1999.

     Based upon information provided to the corporation by persons required to file reports under Section 16(a) of the Securities
Exchange Act of 1934, no Section 16(a) Reporting delinquencies occurred in 1998.


ITEM 11.  EXECUTIVE COMPENSATION

A) GENERAL. The following tables provide certain information relating to the compensation of the Corporation's Chief Executive
Officer, its four other most highly compensated executive officers and its directors.

       B)  SUMMARY COMPENSATION TABLE.

               Annual Compensation        Long Term Compensation
               -------------------        ----------------------
(a)         (b)   (c)     (d)    (e)      (f)      (g)       (h)       (i)
                                                                       All
Name and                         Other        AWARDS                 Other
Principal         Salary  Bonus  Annual  RSA  Options/SARs    LTIP    Comp.
Position     Year  ($)     ($)   Comp.(1)($)(2) (#Shares)   Payments ($)(3)
---------------------------------------------------------------------------
C. H. Kaman  1998 850,000 408,000 116,201   -------  0/       ---   64,120
Chairman and                                          125,000
Chief        1997 750,000 400,000 -------   -------  ------   ---   56,793
Executive    1996 725,000 340,000  56,252   -------  ------   ---   58,412
Officer

R.M.Garneau  1998 375,000 175,000 -------   127,500  7,500/   ---   12,418
Executive                                             12,500
Vice Pres-   1997 340,000 185,000 -------    99,375  10,000/  ---   10,896
ident and                                             100,000
Chief        1996 240,000  82,000 -------    77,812  10,000/  ---    7,935
Financial                                             0
Officer

W.R.Kozlow   1998 255,000 100,000 -------    85,000   7,500/  ---   13,170
President                                              10,000
Kaman        1997 240,000 100,000 -------    79,500   9,000/  ---   13,588
Aerospace                                              50,000
Corporation  1996 233,000  65,000 -------    62,250   9,000/  ---   10,881
                                                        0

T.J. Cahill  1998 245,000  80,000 -------    85,000   7,500/  ---    7,397
President,                                             7,500
Kaman        1997 230,000  90,000 -------    79,500   9,000/  ---    7,754
Industrial                                             50,000
Technologies 1996 210,000  70,000 -------    62,250   9,000/  ---    7,952
Corporation                                            0

H. Hardisty  1998 225,000  90,000 -------    85,000   7,500/  ---   20,141
President                                              10,000
Kaman        1997 215,000  90,000 -------    79,500   9,000/  ---   13,012
Aerospace                                              50,000
Interna-     1996 200,000  55,000 -------    62,250   9,000/  ---    9,198
tional                                                 0
Corporation










1. The corporation maintains a program pursuant to which it pays for tax and estate planning services provided to executive officers by third parties, up to certain limits. Amounts reported in this column include payments for such services as follows: $91,060 on behalf of C.H. Kaman in 1998 and $45,314 on behalf of C. H. Kaman in 1996.

2. As of December 31, 1998, aggregate restricted stock holdings and their year end value were: C.H. Kaman, none; R.M. Garneau, 20,000 shares valued at $321,250; W.R. Kozlow, 15,400 shares valued at $247,363; T.J. Cahill, 15,400 shares valued at $247,363; and H. Hardisty, 13,400 shares valued at $215,238. Restrictions lapse at the rate of 20% per year for all awards, beginning one year after the grant date. Awards reported in this column are as follows: R.M. Garneau, 7,500 shares in 1998, 7,500 shares in 1997, and 7,500 shares in 1996; W.R. Kozlow, 5,000 shares in 1998,
6,000 shares in 1997, and 6,000 shares in 1996; T.J. Cahill, 5,000 shares in 1998, 6,000 shares in 1997, and 6,000 shares in 1996; H. Hardisty, 5,000 shares in 1998, 6,000 shares in 1997 and 6,000 shares in 1996. Dividends are paid on the restricted stock.

3. Amounts reported in this column consist of: C.H. Kaman, $53,000 - Officer 162 Insurance Program, $11,120 - medical expense reimbursement program ("MERP"); R.M. Garneau, $3,352 - Senior executive life insurance program ("Executive Life"), $851 - Officer 162 Insurance Program, $2,000 - employer matching contributions to the Kaman Corporation Thrift and Retirement Plan (the "Thrift Plan employer match"), $1,340 - MERP, $4,875 - all supplemental employer contributions under the Kaman Corporation Deferred Compensation Plan ("supplemental employer contributions"); W.R. Kozlow, $6,375
- Executive Life, $2,000 - Thrift Plan employer match, $2,358 - MERP, $2,437 - supplemental employer contributions; T.J. Cahill, $1,770 - Executive Life, $2,000 - Thrift Plan employer match, $1,564 - MERP, $2,063 - supplemental employer contributions; H. Hardisty, $20,141 - supplemental employer contributions.



C)  OPTION/SAR GRANTS IN THE LAST FISCAL YEAR:

----------------------------------------------------------------------------
                                                       Potential Realizable
                                                       Value at Assumed
                                                       Annual Rates of
                                                       Stock Price
                                                       Appreciation for
                  Individual Grants                    Option Term*
----------------------------------------------------------------------------
(a)             (b)        (c)        (d)        (e)      (f)      (g)
                       % of Total
                        Options/
                          SARs**
              Options/  Granted to
                SARs**  Employees  Exercise or
              Granted   in Fiscal   Base Price  Expiration
Name            (#)        Year     ($/Sh)        Date     5%($)   10%($)
----------------------------------------------------------------------------
C. H. Kaman   0/           0.00/     17.00      2/10/08  1,336,401 3,386,703
              125,000      75.76

R. M. Garneau 7,500/       3.66/     17.00      2/10/08   213,824    541,872
              12,500       7.58

W. R. Kozlow  7,500/       3.66/     17.00      2/10/08   187,096    474,138
              10,000       6.06

T. J. Cahill  7,500/       3.66/     17.00      2/10/08   160,368    406,404
              7,500        4.55

H. Hardisty   7,500/       3.66/     17.00      2/10/08   187,096    474,138
              10,000       6.06


*The information provided herein is required by Securities and Exchange
Commission rules and is not intended to be a projection of future common stock prices.

**Stock Appreciation Rights (SARs) payable in cash only, not in shares of common stock.

D) AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR, AND
   FISCAL YEAR-END OPTION/SAR VALUES.

                                                    Value of
                                     Number of      Unexercised
                                     Unexercised    in-the-money
                                     options        options*
              Shares                 at FY-end (#)  at FY-end ($)
              acquired on  Value     exercisable/   exercisable/
 Name         Exercise(#)  realized  unexercisable  unexercisable
  (a)            (b)         (c)        (d)            (e)
-------------------------------------------------------------------
C. H. Kaman     none       -------   20,000/0       166,250/0

R. M. Garneau   2,000      15,875    25,500/24,500  158,406/70,688

W. R. Kozlow    3,000      21,750    24,900/23,100  155,569/65,025

T. J. Cahill    1,000       8,000    19,400/23,100  112,475/65,025

H. Hardisty     none       ------    5,400/20,100   25,538/50,963


                                                    Value of
                                     Number of      Unexercised
                                     Unexercised    in-the-money
                                     SARs           SARs*
              Shares                 at FY-end (#)  at FY-end ($)
              acquired on  Value     exercisable/   exercisable/
 Name         Exercise(#)  realized  unexercisable  unexercisable
  (a)            (b)         (c)        (d)            (e)
-------------------------------------------------------------------
C. H. Kaman     N/A        N/A       0/125,000      0/0

R. M. Garneau   "          "          20,000/92,500  56,250/225,000

W. R. Kozlow    "          "          10/000/50,000  28,150/112,500

T. J. Cahill    "          "          10,000/47,500  28,125/112,500

H. Hardisty     "          "          10,000/50,000  28,125/112,500


*Difference between the 12/31/98 FMV and the exercise price(s).

E) LONG TERM INCENTIVE PLAN AWARDS: Except as described above, no long term incentive plan awards were made to any named executive officer in the last fiscal year.

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

                        PENSION PLAN TABLE
                         Years of Service
Remuneration*    15        20       25         30        35
-----------------------------------------------------------------
  125,000      33,471    44,851    55,562    66,942    66,942
  150,000      40,971    54,901    68,012    81,942    81,942
  175,000      48,471    64,951    80,462    96,942    96,942
  200,000      55,971    75,001    92,912   111,942   111,942
  225,000      63,471    85,015   105,362   126,942   126,942
  250,000      70,971    95,101   117,812   141,942   141,942
  300,000      85,971   115,201   142,712   171,942   171,942
  350,000     100,971   135,301   167,612   201,942   201,942
  400,000     115,971   155,401   192,512   231,942   231,942
  450,000     130,971   175,501   217,412   261,942   261,942
  500,000     145,971   195,601   242,312   291,942   291,942
  750,000     220,971   296,101   366,812   441,942   441,942
1,000,000     295,971   396,601   491,312   591,942   591,942
1,250,000     370,971   497,101   615,812   741,942   741,942
1,500,000     445,971   597,601   740,312   891,942   891,942
1,750,000     520,971   698,101   864,812 1,041,942 1,041,942
2,000,000     595,971   798,601   989,312 1,191,942 1,191,942

*Remuneration: Average of the highest five consecutive years of "Covered Compensation" out of the final ten years of service.

     "Covered Compensation" means "W-2 earnings" or "base earnings", if greater, as defined in the Pension Plan. W-2 earnings for pension purposes consist of salary (including 401(k) and Section 125/129 Plan contributions but not deferrals under a non-qualified Deferred Compensation Plan), bonus and taxable income attributable to restricted stock awards and the cash out of employee stock options. Salary and bonus amounts for the named Executive Officers for 1998 are as shown on the Summary Compensation Table. Compensation deferred under the Corporation's non-qualified deferred compensation plan is included in Covered Compensation here because it is covered by the Corporation's unfunded supplemental employees' retirement plan for the participants in that plan.

     Current Compensation covered by the Pension Plan for any named executive whose Covered Compensation differs by more than 10% from the compensation disclosed for that executive in the Summary Compensation Table: Mr. Kaman, $1,250,000; Mr. Hardisty, $361,410.

     Federal law imposes certain limitations on annual pension benefits under the Pension Plan. For the named executive officers who are participants, the excess will be paid under the Corporation's unfunded supplemental employees' retirement plan.

     The Executive Officers named in Item 11(b) are participants in the plan and as of December 31, 1998, had the number of years of credited service indicated: Mr. Kaman - 53.1 years; Mr. Garneau -
17.48 years; Mr. Kozlow - 38.7 years; Mr. Cahill - 23.7 years;
Mr. Hardisty - 3.45 years.

     Benefits are computed generally in accordance with the benefit formula described above.

G) COMPENSATION OF DIRECTORS. In general, non-employee members of the Board of Directors of the corporation receive an annual retainer of $20,000 and a fee of $1,000 for attending each meeting of the Board and each meeting of a Committee of the Board, except that the Chairman of the Audit Committee receives a fee of $1,250 for attending each meeting of that Committee. Notwithstanding the foregoing, (1) effective in January 1999, the position of Vice Chairman of the Board was created with a retainer of $40,000 per year and a fee of $2,000 for attending each meeting of the Board; and (2) effective in September 1998, the Acting Chairman of the Board received a monthly retainer of $8,000 (this position was ended in February 1999) and a fee of $2,000 for attending each meeting of the Board and each meeting of the Special Committee of the Board. Such fees may be received on a deferred basis. In addition, each non-employee director will receive a Restricted Stock Award for 500 shares (issued pursuant to the corporation's Stock Incentive Plan), providing for immediate vesting upon election as a director at the corporation's 1999 Annual Meeting of Shareholders.

H)   EMPLOYMENT CONTRACTS AND TERMINATION, SEVERANCE AND CHANGE
OF CONTROL ARRANGEMENTS. The corporation has entered an arrangement with Mr. C. H. Kaman that (1) in the event he retires or dies during active employment with the corporation, he and/or Mrs. Kaman will be provided with medical/dental benefits for the remainder of their lives; and (2) in the event he becomes disabled during active employment, he will be assured of receiving an amount equal to his then current annual base salary for the remainder of his life. Except as disclosed in Item 13, and except as described above and in connection with the corporation's Pension Plan and the corporation's non-qualified Deferred Compensation Plan, the corporation has no employment contract, plan or arrangement with respect to any named executive which relates to employment termination for any reason, including resignation, retirement or otherwise, or a change in control of the corporation or a change in any such executive officer's responsibilities following a change of control, which exceeds or could exceed $100,000.

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

-----------------------------------------------------------------
Class of                          Number of Shares
Common     Name and Address       Owned as of        Percentage
Stock      Beneficial Owner       February 1, 1999     of Class
-----------------------------------------------------------------
Class B    Charles H. Kaman          258,375(1)          38.69%
           Kaman Corporation
           Blue Hills Avenue
           Bloomfield, CT 06002

Class B    Newgate Associates        199,802             29.91%
           Limited Partnership
           c/o Murtha, Cullina,
             Richter and Pinney LLP
           CityPlace I
           185 Asylum Street
           Hartford, CT 06103

Class B    C. William Kaman, II       64,446(2)           9.65%
           c/o AirKaman of
             Jacksonville, Inc.
           Jacksonville International
             Airport
           14700 Yonge Drive
           Jacksonville, FL 32218

Class B    Robert D. Moses            48,729(3)           7.30%
           Farmington Woods
           Avon, CT 06001

(1)      Excludes 1,471 shares held by Mrs. Kaman.  Excludes
         199,802 shares reported separately above and held by Newgate Associates Limited Partnership, a limited partnership in which Mr. Kaman serves as general partner.
(2) Excludes 4,800 shares held as trustee for the benefit of certain family members.
(3) Includes 39,896 shares held by a partnership controlled by Mr. Moses.

     (b) SECURITY OWNERSHIP OF MANAGEMENT. The following is information concerning beneficial ownership of the Corporation's stock by each Director of the corporation, each Executive Officer of the corporation named in the Summary Compensation Table, and all Directors and Executive Officers of the corporation as a group. Ownership is direct unless otherwise noted.

                    Class of     Number of Shares Owned   Percentage
Name               Common Stock  as of February 1, 1999     of Class
--------------------------------------------------------------------
Brian E. Barents        Class A          1,000             *
Fred A. Breidenbach     Class A          4,500             *
T. Jack Cahill          Class A         34,230(1)          *
E. Reeves Callaway      Class A          1,000             *
Frank C. Carlucci       Class A          4,000(2)          *
Laney J. Chouest        Class A          6,331             *
John A. DiBiaggio       Class A          1,000             *
Edythe J. Gaines        Class A          3,269             *
Robert M. Garneau       Class A         30,133(3)          *
                        Class B         20,512            3.07%
Huntington Hardisty     Class A         17,000(4)          *
Charles H. Kaman        Class A        217,884(5)          *
                        Class B        258,375(6)        38.69%
C. William Kaman, II    Class A         64,488(7)          *
                        Class B         64,446(8)         9.65%
Walter R. Kozlow        Class A         50,412(9)          *
                        Class B            296             *
Eileen S. Kraus         Class A          1,563             *
Hartzel Z. Lebed        Class A         17,067(10)         *
Walter H. Monteith, Jr. Class A          1,200             *
John S. Murtha          Class A         52,948(11)         *
                        Class B            432             *
Wanda L. Rogers         Class A          1,000             *
All Directors and
Executive Officers      Class A        573,757(12)        2.5%
as a group **           Class B        345,799           51.8%

*    Less than one percent.
** Excludes 23,612 Class A shares and 1,471 Class B shares held by spouses of certain Directors and Executive Officers.

(1) Excludes 19,400 shares subject to the exercisable portion of stock options.
(2) Includes 3,500 shares held jointly with Mrs. Carlucci.
(3) Excludes 25,500 shares subject to the exercisable portion of stock options.







(4) Excludes 5,400 shares subject to the exercisable portion of stock options.
(5) Excludes the following:   23,132 shares held by Mrs. Kaman;
    7,952 shares held by Fidelco Guide Dog Foundation, Inc., a charitable foundation of which Mr. Kaman is President and Director, in which shares Mr. Kaman disclaims beneficial ownership; 184,434 shares held by Newgate Associates
    Limited Partnership, a limited partnership of which Mr.
    Kaman is the general partner; 21,816 shares held by Oldgate Limited Partnership ("Oldgate") a limited partnership of which Mr. Kaman is the general partner; 125,034 shares held by Oldgate and as to which shares Mr. Kaman disclaims beneficial interest, such portion of Oldgate having been placed in an irrevocable trust; and 72,500 shares held by the Charles H. Kaman Charitable Foundation, a private charitable foundation. Included are 20,000 shares subject to exercisable portion of stock options.
(6) Excludes the following: 1,471 shares held by Mrs. Kaman and 199,802 shares held by Newgate Associates Limited Partnership, a limited partnership of which Mr. Kaman is the general partner.
(7) Excludes 12,300 shares subject to exercisable portion of stock options; and excludes 84,516 shares held by Mr. Kaman as Trustee, in which shares Mr. Kaman disclaims any beneficial ownership.
(8) Excludes 4,800 shares held by Mr. Kaman as Trustee in which shares Mr. Kaman disclaims any beneficial ownership.
(9) Excludes 24,900 shares subject to exercisable portion of stock options.
(10)Includes shares held jointly with Mrs. Lebed, excludes
    8,000 shares held in an Individual Retirement Account and 480 shares held by Mrs. Lebed.
(11)Held by Fleet National Bank pursuant to a revocable trust. Includes 7,980 shares held by Fleet National Bank pursuant to a revocable trust for the benefit of Mrs. Murtha.
(12)Includes 142,800 shares subject to exercisable portion of stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     During 1998, the corporation obtained legal services from the Hartford, Connecticut law firm of Murtha, Cullina, Richter and Pinney LLP of which Mr. Murtha, a Director of the corporation, is of counsel. The corporation also obtained video production services in the amount of $134,218 from Polykonn Corporation, a corporation controlled by Mr. Steven Kaman, son of Charles H. Kaman, Chairman and Chief Executive Officer of the corporation. In addition, the corporation entered into an agreement with Mr. C. William Kaman, II, a Director and former Executive Vice President of the corporation, confirming his resignation from active employment with the corporation and retaining him as Senior Executive Advisor through December 31, 2001 at the annual rate of $245,000. A copy of such agreement is attached hereto as Exhibit 10c. In arriving at the terms of such agreement the corporation obtained the advice of an independent professional consultant.

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


  (b)     REPORTS ON FORM 8-K.

          The following reports on Form 8-K were filed since the filing of the Corporation's 1997 Annual Report on Form 10-K.

               Date Filed                  Accession Number
               ------------------          ----------------
               December 17, 1998            54381-98-30

                              SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bloomfield, State of Connecticut, on this 16th day of March, 1999.

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

Signature:            Title:                             Date:
-------------------------------------------------------------------

Charles H. Kaman      Chairman, President, Chief     March 16, 1999
                      Executive Officer and Director
                      (Chief Executive Officer)

Robert M. Garneau     Executive Vice President       March 16, 1999
                      and Chief Financial Officer
                      (Principal Financial and
                      Accounting Officer)

Robert M. Garneau                                    March 16, 1999

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

                  Index to Financial Statement Schedules



Report of Independent Auditors

Financial Statement Schedules:

    Schedule II - Valuation and Qualifying Accounts

REPORT OF INDEPENDENT AUDITORS



KPMG LLP
Certified Public Accountants
CityPlace II
Hartford, Connecticut 06103

The Board of Directors and Shareholders
Kaman Corporation:

Under date of January 27, 1999, we reported on the consolidated balance sheets of Kaman Corporation and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 annual report to shareholders. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP



Hartford, Connecticut
March 16, 1999

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
                 ======     ======     ======   ======     ======

                          YEAR ENDED DECEMBER 31, 1998
                                   Additions
                 BALANCE    CHARGED TO                     BALANCE
                 JANUARY 1, COSTS AND                      DECEMBER 31,
DESCRIPTION      1998       EXPENSES   OTHERS  DEDUCTIONS  1998
Allowance for
doubtful
accounts         $3,827     $1,058     $-----   $  838(A)  $4,047
                 ======     ======     ======   ======     ======
Accumulated
amortization
of goodwill      $1,378     $  110     $-----   $-----     $1,488
                 ======     ======     ======   ======     ======

(A) Write-off of bad debts, net of recoveries
(B) Write-off of accumulated amortization of goodwill related to the sale of a subsidiary or division.

                      KAMAN CORPORATION


                      INDEX TO EXHIBITS

Exhibit 3a    The Amended and Restated                 by reference
              Certificate of Incorporation
              of the corporation, as amended,
              has been filed with the Securities
              and Exchange Commission on form
              S-8POS on May 11, 1994, as
              Document No. 94-20.

Exhibit 3b    The By-Laws of the corporation           attached
              as amended on February 9, 1999.

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

Exhibit 10a   The Kaman Corporation 1993 Stock        by reference
              Incentive Plan as amended effective
              November 18, 1997 has been filed
              as an exhibit to the Corporation's
              Form 10-K Document No. 54381-98-09
              filed with the Securities and
              Exchange Commission on March 16, 1998
              (as amended by Document No. 54381-98-13
              on March 27, 1998) and is incorporated
              in this report by reference.

Exhibit 10b   The Kaman Corporation Employees         by reference
              Stock Purchase Plan as amended
              effective November 19, 1997 has been filed as an exhibit to the Corporation's
              Form 10-K Document No. 54381-98-09
              filed with the Securities and
              Exchange Commission on March 16, 1998
              (as amended by Document No. 54381-98-13
              on March 27, 1998) and is incorporated
              in this report by reference.

Exhibit 10c   Agreement dated August 10, 1998          Attached
              between the corporation and
              C. William Kaman, II.

Exhibit 11    Statement regarding computation          Attached
              of per share earnings.

Exhibit 13    Portions of the Corporation's            Attached
              1998 Annual Report to
              Shareholders as required by
              Item 8.

Exhibit 21    Subsidiaries.                            Attached

Exhibit 23    Consent of Independent Auditors.         Attached

Exhibit 24    Power of attorney under which            Attached
              this report has been signed on
              behalf of certain directors.

Exhibit 27    Financial Data Schedule                  Attached