Form 10-Q
period 1999-03-31
KAMAN CORP
filed 1999-05-10
CIK 54381

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
--- SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
    March 31, 1999.
    ---------------
    OR

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

                           Yes x   No
                              ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 1, 1999:

                         Class A Common   22,889,423
                         Class B Common      667,814









                           Page 1 of 16 Pages

                     KAMAN CORPORATION AND SUBSIDIARIES
                       PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
             Condensed Consolidated Balance Sheets(In thousands)


                                            March 31,        December 31,
            Assets                            1999              1998
            ------                     -----------------  ------------------
Current assets:
  Cash and cash equivalents                    $  87,628           $  65,130
  Accounts receivable (net of
    allowance for doubtful
    accounts of $4,035 in
    1999, $4,047 in 1998)                        186,213             213,128
  Inventories:
    Raw materials                     $  5,961            $  6,668
    Work-in-process                     45,234              54,536
    Finished goods                      43,462              37,860
    Merchandise for resale             109,836   204,493   108,833   207,897
                                       -------             -------
  Other current assets                            29,121              30,349
                                                --------             -------
    Total current assets                         507,455             516,504
Property, plant & equip., at cost      169,367             167,787
  Less accumulated depreciation
    and amortization                   104,662             102,014
                                       -------             -------
  Net property, plant & equipment                 64,705              65,773
Other assets                                       4,912               4,953
                                                --------            --------
                                               $ 577,072           $ 587,230
                                                ========            ========
            Liabilities and Shareholders' Equity
            ------------------------------------
Current liabilities:
  Notes payable                                $   5,093           $   4,801
  Accounts payable                                52,112              51,571
  Accrued liabilities                             29,973              28,725
  Advances on contracts                           90,516             101,376
  Other current liabilities                       31,380              36,573
  Income taxes payable                             7,646               5,929
                                                --------             -------
    Total current liabilities                    216,720             228,975

Deferred credits                                  20,975              20,555
Long-term debt, excl. current portion             26,546              28,206
Shareholders' equity                             312,831             309,494
                                                --------            --------
                                               $ 577,072           $ 587,230
                                                ========            ========

                     KAMAN CORPORATION AND SUBSIDIARIES

Item 1. Financial Statements, Continued:

               Condensed Consolidated Statements of Operations
                  (In thousands except per share amounts)


                                                   For the Three Months
                                                      Ended March 31,
                                                   --------------------
                                                   1999            1998
                                                   ----            ----
Revenues                                        $ 249,831       $ 239,065

Costs and expenses:
  Cost of sales                                   184,714         175,707
  Selling, general and
    administrative expense                         52,951          51,556
  Interest expense (income), net                     (160)           (196)
  Other expense (income), net                         256             198
                                                 --------         -------
                                                  237,761         227,265
                                                 --------         -------

Earnings before income taxes                       12,070          11,800

Income taxes                                        4,797           4,824
                                                 --------         -------
Net earnings                                   $    7,273       $   6,976
                                                 ========         =======
Net earnings per common share:
  Basic                                        $      .31       $     .31
  Diluted                                      $      .30       $     .29
                                                 ========         =======

Dividends declared per share                   $      .11       $     .11
                                                 ========         =======


                         KAMAN CORPORATION AND SUBSIDIARIES
                      PART I - FINANCIAL INFORMATION, Continued

Item 1. Financial Statements, Continued:

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                     For the Three Months
                                                        Ended March 31,
                                                    --------------------
                                                       1999       1998
                                                    ---------   --------
Cash flows from operating activities:

  Net earnings                                      $  7,273   $  6,976
  Depreciation and amortization                        2,915      2,491
  Advances on contracts                              (10,860)    (1,131)
  Income taxes payable                                 1,717    (30,145)
  Changes in other current assets and liabilities     28,150     (9,234)
  Other, net                                             551       (282)
                                                     --------   --------
    Cash provided by (used in) operating
      activities                                      29,746    (31,325)
                                                     --------   --------
Cash flows from investing activities:

  Expenditures for property, plant & equipment        (1,796)    (7,258)
  Other, net                                              42       (138)
                                                     --------   --------
    Cash provided by (used in) investing
      activities                                      (1,754)    (7,396)
                                                     --------   --------
Cash flows from financing activities:

  Additions (reductions) to notes payable                292     (2,178)
  Reductions to long-term debt                        (1,660)    (1,660)
  Purchase of treasury stock                          (2,014)         -
  Dividends paid                                      (2,605)    (2,266)
  Other, net                                             493        555
                                                     --------   --------
    Cash provided by (used in) financing
      activities                                      (5,494)    (5,549)
                                                     --------   --------

Net increase (decrease) in cash and cash equivalents  22,498    (44,270)

Cash and cash equivalents at beginning of period      65,130    109,974
                                                     --------   --------
Cash and cash equivalents at end of period          $ 87,628   $ 65,704
                                                     ========   ========

                     KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:

            Notes to Condensed Consolidated Financial Statements
                             (In thousands)

Basis of Presentation
----------------------

The December 31, 1998 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of Kaman Corporation and subsidiaries.

In the opinion of management, the balance of the condensed financial information reflects all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented and are of a normal recurring nature, unless otherwise disclosed in this report.

The statements should be read in conjunction with the notes to the consolidated financial statements included in Kaman Corporation's
1998 Annual Report.


Cash Flow Items
---------------

Cash payments for interest were $1,051 and $1,298 for the three months ended March 31, 1999 and 1998, respectively. Cash payments for income taxes for the comparable periods were $1,279 and $34,956, respectively.


Comprehensive Income
--------------------

Comprehensive income was $7,325 and $6,995 for the three months ended March 31, 1999 and 1998, respectively, as the result of foreign currency translation adjustments.

                      KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:

          Notes to Condensed Consolidated Financial Statements
                            (In thousands)


Business Segments
-----------------

Summarized financial information by business segment is as follows:

                                                    For the Three Months
                                                        Ended March 31,
                                                    --------------------
                                                       1999       1998
                                                    ---------   --------
  Net sales:
      Aerospace                                    $  92,762   $  83,788
      Industrial Distribution                        128,657     126,425
      Music Distribution                              28,014      28,567
                                                    --------    --------
                                                   $ 249,433   $ 238,780
                                                    ========    ========

  Operating profit:
      Aerospace                                    $  10,384   $  10,228
      Industrial Distribution                          4,007       4,831
      Music Distribution                               1,296       1,003
                                                    --------    --------
                                                      15,687      16,062

      Interest, corporate and other expense, net      (3,617)     (4,262)
                                                    --------    --------
      Earnings before income taxes                 $  12,070   $  11,800
                                                    ========    ========


                                                    March 31, December 31,
                                                      1999        1998
                                                    --------    --------
Identifiable assets:
      Aerospace                                    $ 259,363   $ 294,566
      Industrial Distribution                        166,545     160,873
      Music Distribution                              52,322      54,577
      Corporate                                       98,842      77,214
                                                    --------    --------
                                                   $ 577,072   $ 587,230
                                                    ========    ========

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

 Results of Operations
---------------------

Consolidated revenues for the three months ended March 31, 1999 increased 4.5% compared to the same period of 1998.

Aerospace segment sales increased 11% for the first quarter of 1999 compared to the first quarter of 1998, principally due to revenue recorded for the Australia and New Zealand SH-2 helicopter programs.

The Aerospace segment's principal programs include the SH-2G multi-mission naval helicopter, the K-MAX helicopter, subcontract work involving airframe structures, and the manufacture of niche market products such as self-lubricating bearings and driveline couplings for aircraft applications.

The SH-2G helicopter program generally involves retrofit of the corporation's SH-2F helicopters, previously manufactured for the U.S. Navy (and currently in desert storage) to the SH-2G configuration. The corporation has recently completed its first international SH-2G delivery and is currently performing this work for the governments of Australia and New Zealand.

Specifically, during the fourth quarter of 1998 the corporation completed deliveries of ten (10) SH-2G helicopters to the Republic of Egypt under that country's foreign military sale agreement with the U.S. Navy. The corporation is continuing to conduct pilot training and providing on site support for program implementation.

The corporation also has commercial sale contracts with the Commonwealth of Australia and the Government of New Zealand for the supply of retrofit SH-2G aircraft. The work for Australia involves eleven (11) helicopters (incorporating a new cockpit and new weapons and sensors) with support, including a support services facility, for the Royal Australian Navy. This contract has an anticipated value of nearly $600 million, of which about 31% has now been recorded as revenue. The work for New Zealand involves four (4) aircraft, and support, for New Zealand defense forces. This contract has an anticipated value of nearly $170 million, of which about 32% has now been recorded as revenue. Work is proceeding on both programs and deliveries are expected to begin in the 2000 - 2001 time frame.

The corporation continues the process of building and further enhancing familiarization with the SH-2's capabilities among various foreign governments that are in the process of developing naval helicopter requirements. This market is highly competitive and naturally influenced by economic and political conditions. The

                        KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

corporation is pursuing this potential SH-2 business (including possible further orders from current customers) but recognizes that certain potentials have been slowed due to economic difficulties in Asia.

The SH-2 is an aircraft that was originally manufactured for the United States Navy. This is no longer done; however, the U.S. Naval Reserves continues to have twelve (12) SH-2G aircraft active in its fleet. Management anticipates that at some point, the aircraft will be retired from this type of service as well. In the meantime, the corporation expects to continue providing logistics and spare parts support for the aircraft. During the first quarter of 1999, the corporation entered into an agreement with the appropriate federal agencies to take a consignment of the U.S. Navy's inventory of SH-2 spare parts for an initial period ending in September, 1999; the corporation hopes to arrive at a longer term agreement prior to that time. Under this arrangement, the corporation will provide further support of Naval Reserves requirements and will have the ability to utilize certain inventory for support of the corporation's other SH-2 programs.

Since the K-MAX helicopter received its certification in August of 1994, the corporation has been conservative in its production of this medium to heavy lift 'aerial truck' which has a variety of potential applications, including logging, oil and gas exploration, power line construction, and fire fighting. Having operated in the aviation industry for more than fifty years, management has anticipated that it would take some time to develop markets for a new aircraft and thus achieve sales and profitability. The principal application for the
K-MAX to date has been in the commercial logging industry.   During
the past two years, this market has weakened significantly, particularly in the U.S. Pacific Northwest and Canada, due in part to the effect of economic conditions in Asia upon export sales. These circumstances appear to be affecting certain current customers as well as potential sales of the K-MAX and production of the aircraft has been adjusted accordingly. In this environment, the corporation's commercial sales efforts are being focused on further development of the aircraft's other applications. The K-MAX also has a potential non-combat role for the military in the task of vertical replenishment ("VERTREP"), a function that has been performed by K-MAX for the U.S. Navy Military Sealift Command in two separate demonstration projects using charter/lease arrangements. In April 1999, a draft request for proposal was issued for a charter/lease involving two (2) aircraft for a period of about three (3) years, beginning in January of 2000. When a final request for proposal is released, the corporation intends to bid for the work. As reported previously, the market for this new aircraft has been also affected by the existence of military surplus aircraft that have been (and may be in the future) released to the public at lower cost than new aircraft.

PAGE

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

This segment also performs subcontract work for certain airframe manufacturing programs and manufactures various niche market products, including self-lubricating bearings for use principally in aircraft. During the first quarter of 1999, the segment continued to experience some softness in these businesses due to conditions in the commercial aviation industry. Boeing, for example, is an important and long standing customer for our airframe subcontract work and certain niche market products; while management believes that the corporation is well positioned to maintain its share of business with this customer, pricing pressure is expected to intensify.

Industrial Distribution segment sales increased 2% for the first quarter of 1999 compared to the same period of 1998. This segment continues its efforts to differentiate the business by offering a product mix which incorporates more value-added high technology and providing certain technical services to support customer needs. However, the segment serves nearly every sector of U.S. industry and so tends to be influenced by industrial production levels. During the first quarter of 1999, export demand in certain North American industries such as lumber, chemicals, paper products and semi-conductors continued to be adversely affected by global economic difficulties, particularly in Asia and more recently, in South America. Additionally, while industrial distribution has traditionally been a very competitive business, increasing consolidation in the industry appears to be resulting in even more intense competition. In this environment, the company is working to focus sales efforts in the markets that offer the best opportunities and to carry out initiatives to enhance operating efficiencies, including consolidation and centralization of various support functions.

Music Distribution segment sales decreased 2% for the first quarter of 1999 compared to the same period of last year. The segment is experiencing ongoing weakness in international markets brought on by economic difficulties in Asia. The segment continues implementation of initiatives to improve operating efficiency while reorienting its product offerings to adapt to shifts in musical tastes and buying habits as well changes in the nature of its customer base.

The segments' total operating profits for the quarter ended March 31, 1999 were down slightly compared to the first quarter of 1998. Operating profits for the Aerospace segment were about the same for the first quarters of 1999 and 1998 due to softness in the commercial aviation market. Operating profits for the Industrial Distribution segment were down 17% due primarily to the effects of the global economic difficulties upon the company's customers. Operating profits

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

 for the Music Distribution segment were up 29% compared to the first quarter of 1998, however such levels of increase are not expected to continue during the year.

Net earnings for the first quarter of 1999 were 30 cents per common share on a diluted basis compared to 29 cents for the first quarter of 1998 on the same basis.

For the quarter ended March 31, 1999, interest income earned from investment of surplus cash more than offset interest expense.

The consolidated effective income tax rate was 39.7% for the first quarter of 1999 compared to 40.9% for the same period of 1998.

Management has been working with its board of directors and audit committee since 1997 on the matter of year 2000 (Y2K) compliance.
KPMG LLP was retained as a consultant to assist in formalizing the Y2K compliance program and to provide periodic assessment of the corporation's progress. Each operating subsidiary designated a program manager responsible for coordinating its activities and developed a plan providing for inventory assessment of all Y2K related matters (including hardware, software, networks , facilities systems, embedded systems in product deliverables) as well as the status of suppliers and service providers; conversion, upgrade, or replacement of applications, as needed; and compliance testing and problem solving, all to be accomplished within time tables established under the plan. Planning and assessment phases have been completed with all matters that are not satisfactory "as is" to be remediated with a vendor upgrade or replacement or rewritten software. Activities in the first quarter of 1999 have focused principally on testing to confirm compliance. To date, compliance time tables are being met, such that the corporation is on schedule to achieve substantial overall Y2K compliance, including testing, by June 30, 1999. Contingency plans will be established in the event they become appropriate. In addition, the corporation and each operating subsidiary are currently working with suppliers, customers and service providers to gauge their Y2K readiness and monitor their progress toward compliance. An oversight committee reporting to the executive vice president and chief financial officer, has been established at corporate headquarters to monitor the progress of each subsidiary's compliance work. Senior management provides progress reports to the corporation's board of directors and audit committee on a regular basis. The corporation separately identifies costs of Y2K efforts as an internal management tool and based upon information known to it at this time, management does not anticipate that the costs of addressing Y2K issues will be material to the corporation's financial position, results of operations, or cash flows in future periods. Naturally, there can be no assurance that third parties' systems, upon which the corporation and its subsidiaries may rely, will become Y2K compliant

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


in a timely manner. The corporation cannot foresee the eventual outcome associated with the arrival of the millennium and the impact that potential computer failures within the corporation or among significant customers, suppliers, or service providers might have on the corporation's operations. It is conceivable that if such failures occur, there could be an adverse impact upon the corporation's operations.


Liquidity and Capital Resources
-------------------------------

The corporation's cash flow from operations has generally been sufficient to finance a significant portion of its working capital and other capital requirements.

During the first quarter of 1999, operating activities generated cash, primarily as a result of the receipt of additional payments on accounts receivable, offset to some degree by payments on accounts payable and a reduction in the advance on contracts in the Aerospace segment's SH-2G helicopter programs. During the quarter, cash used in investing activities was primarily for the acquisition of machinery and computer equipment used in manufacturing and distribution. Cash used by financing activities was primarily attributable to the payment of dividends to common shareholders, and repurchase of Class A common stock pursuant to a repurchase program for use in connection with administration of the corporation's stock plans.

The corporation had approximately $80.5 million in surplus cash at March 31, 1999, with an average of $63.8 million for the quarter.
The quarter end figure is somewhat more than expected because certain higher than expected payments were made by customers under the current SH-2G programs. These funds have been invested in high quality, short term instruments.

At March 31, 1999, the corporation had approximately $28 million of its 6% convertible subordinated debentures outstanding. The debentures are convertible into shares of Class A common stock at any time on or before March 15, 2012 at a conversion price of $23.36 per share, generally at the option of the holder. Pursuant to a sinking fund requirement that began March 15, 1997, the corporation redeems approximately $1.7 million of the outstanding principal of the debentures each year.

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

Letters of credit are generally considered borrowings for purposes of the agreement. The governments of Australia and New Zealand made advance payments of $104.3 million in connection with their SH-2G contracts in 1997 and those payments were fully secured by the corporation through the issuance of irrevocable letters of credit. As of March 31, 1999, the face amount of these letters of credit has been reduced to about $53 million, in accordance with the terms of the relevant contracts. Further reductions are anticipated as certain contract milestones are achieved.

Under the revolving credit agreement, the corporation has the ability to borrow funds on both a short-term and long-term basis. As of March 31, 1999, the corporation had virtually no outstanding borrowing. Average borrowings were $3.3 million and $5.0 million for the first quarters of 1999 and 1998, respectively. Substantially all of the advance payments described above and certain of the proceeds from the sale of Kaman Sciences Corporation were used to pay down bank debt in 1997.

Management believes that the corporation's cash flow from operations and available unused bank lines of credit under its revolving credit agreement will be sufficient to finance its working capital and other capital requirements for the foreseeable future.


Chief Executive Officer Search
------------------------------

As reported previously, the corporation's board of directors has appointed a committee to conduct a search for a new chief executive officer, at the recommendation of Charles H. Kaman, the corporation's founder, chairman, chief executive officer, and president.
The search is proceeding at a pace that would be expected for a search
of this nature.   Mr. Kaman will continue as chief executive officer
in the interim and will remain as Chairman of the Board of Directors once a successor is named.

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


Forward-Looking Statements
--------------------------

This report contains forward-looking information relating to the corporation's business and prospects, including the SH-2G and K-MAX helicopter programs, specialty self-lubricating bearings and couplings, the industrial and music distribution businesses, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of contract negotiations with government authorities, including foreign governments; 2) political developments in countries where the corporation intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) economic and competitive conditions in markets served by the corporation, including industry consolidation in the United States and global economic conditions (most notably, in Asia and South America); 5) the timing, degree and scope of market acceptance for products such as a repetitive lift helicopter; 6) U.S. industrial production levels; 7) achievement of Year 2000 compliance by the corporation, its customers, suppliers, and service providers, including various federal, state, and foreign governments and agencies thereof; 8) currency exchange rates, taxes, laws and regulations, inflation rates, general business conditions and other factors. Any forward-looking information should be considered with these factors in mind.

                  KAMAN CORPORATION AND SUBSIDIARIES
                      Part II - OTHER INFORMATION

Item 4.   Submission of Matters to Vote of Security Holders

     The annual meeting of the shareholders of the Corporation was held at the offices of the Corporation on April 13, 1999. Following is a brief description of each matter voted upon at the meeting:

     1.   Election of Directors
          ---------------------
     The following twelve (12) individuals were elected directors of the Corporation to serve until the next annual meeting and until their successors have been elected:

          Brian E. Barents              Huntington Hardisty
          E. Reeves Callaway III        C. William Kaman II
          Frank C. Carlucci             Eileen S. Kraus
          Laney J. Chouest              Hartzel Z. Lebed
          John A. DiBiaggio             Walter H. Monteith, Jr.
          Charles H. Kaman              Wanda Lee Rogers

     For each director, the Class B shareholders voted 580,343 shares
in favor, 400 shares  against.   There were no abstentions and no
broker non-votes.


     2.   Authority to Elect One (1) Additional Director
          ----------------------------------------------
     A proposal to authorize the Board of Directors to elect one (1) additional director during the ensuing year was adopted by the Class B shareholders who voted 580,343 in favor and 400 shares against with no abstentions and no broker non-votes.


     3.   Appointment of KPMG LLP
          -----------------------
     A proposal to appoint KPMG LLP as the Corporation's auditors during the ensuing year was adopted by the Class B shareholders who voted 580,743 shares in favor with none against, no abstentions and no broker non-votes.

                         KAMAN CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits to Form 10-Q:

              (11)  Earnings per common share computation

              (27)  Financial Data Schedule

         (b) Reports on Form 8-K filed in the first quarter of 1999:

              There have been no reports on Form 8-K filed during the quarter ended March 31, 1999.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KAMAN CORPORATION
                                   Registrant



Date:    May 10, 1999          By  Charles H. Kaman
                                   Chairman and
                                   Chief Executive Officer
                                   (Duly Authorized Officer)



Date:    May 10, 1999          By  Robert M. Garneau
                                   Executive Vice President and
                                   Chief Financial Officer

                    KAMAN CORPORATION AND SUBSIDIARIES

                              Index to Exhibits





Exhibit 11    Earnings Per Common Share
              Computation                            Attached



Exhibit 27    Financial Data Schedule                Attached