Form 10-Q
period 1999-06-30
KAMAN CORP
filed 1999-08-12
CIK 54381

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
--- SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
    June 30, 1999.
    ---------------
    OR

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

                           Yes x   No
                              ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1999:

                         Class A Common   22,858,432
                         Class B Common      667,814



                           Page 1 of 15 Pages

                     KAMAN CORPORATION AND SUBSIDIARIES
                       PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
              Condensed Consolidated Balance Sheets(In thousands)

                                            June 30,        December 31,
            Assets                            1999              1998
            ------                     -----------------  ------------------
Current assets:
  Cash and cash equivalents                     $ 99,223            $ 65,130
  Accounts receivable (net of
    allowance for doubtful
    accounts of $4,135 in
    1999, $4,047 in 1998)                        159,624             213,128
  Inventories:
    Contracts and other
      work in process                   53,181              61,204
    Finished goods                      50,493              37,860
    Merchandise for resale             110,272   213,946   108,833   207,897
                                       -------             -------

  Other current assets                            28,462              30,349
                                                 -------             -------
    Total current assets                         501,255             516,504

Property, plant & equip., at cost      171,126             167,787
  Less accumulated depreciation
    and amortization                   107,519             102,014
                                       -------             -------
  Net property, plant & equipment                 63,607              65,773
Other assets                                       4,866               4,953
                                                --------            --------
                                                $569,728           $ 587,230
                                                ========            ========

            Liabilities and Shareholders' Equity
            ------------------------------------
Current liabilities:
  Notes payable                                 $  5,264            $  4,801
  Accounts payable                                48,918              51,571
  Accrued liabilities                             30,170              28,725
  Advances on contracts                           78,600             101,376
  Other current liabilities                       37,643              36,573
  Income taxes payable                             4,129               5,929
                                                 -------             -------
    Total current liabilities                    204,724             228,975

Deferred credits                                  21,388              20,555
Long-term debt, excl. current portion             26,546              28,206
Shareholders' equity                             317,070             309,494
                                                --------            --------
                                                $569,728            $587,230
                                                ========            ========

                      KAMAN CORPORATION AND SUBSIDIARIES
                    PART I - FINANCIAL INFORMATION, Continued


Item 1. Financial Statements, Continued:

           Condensed Consolidated Statements of Operations
              (In thousands except per share amounts)

                               For the Three Months   For the Six Months
                                  Ended June 30,         Ended June 30,
                               --------------------   ------------------
                                   1999      1998        1999      1998
                                   ----      ----        ----      ----
Revenues                        $246,685  $247,447    $496,516  $486,512

Costs and expenses:
   Cost of sales                 182,650   181,926     367,364   357,633
   Selling, general and
      administrative expense      50,999    52,334     103,950   103,890
   Interest expense (income), net   (365)     (202)       (525)     (398)
   Other expense (income), net       250       516         506       714
                                --------  --------    --------  --------
                                 233,534   234,574     471,295   461,839
                                --------  --------    --------  --------

Earnings before income taxes      13,151    12,873      25,221    24,673

Income taxes                       5,120     5,256       9,917    10,080
                                --------  --------    --------  --------
Net earnings                    $  8,031  $  7,617    $ 15,304  $ 14,593
                                ========  ========    ========  ========

Net earnings per common share:
   Basic                        $    .34  $    .32    $    .65  $    .63
   Diluted                      $    .33  $    .31    $    .63  $    .60
                                ========  ========    ========  ========


Dividends declared per share    $    .11  $    .11    $    .22  $    .22
                                ========  ========    ========  ========










                         KAMAN CORPORATION AND SUBSIDIARIES
                      PART I - FINANCIAL INFORMATION, Continued

Item 1. Financial Statements, Continued:

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                     For the Six Months
                                                        Ended June 30,
                                                    --------------------
                                                       1999       1998
                                                    ---------   --------
Cash flows from operating activities:

  Net earnings                                       $ 15,304   $ 14,593
  Depreciation and amortization                         5,969      5,160
  Advances on contracts                               (22,776)     3,496
  Income taxes payable                                 (1,800)   (33,791)
  Changes in other current assets and liabilities      49,222    (30,016)
  Other, net                                            1,214        400
                                                     --------   --------
    Cash provided by (used in) operating
      activities                                       47,133    (40,158)
                                                     --------   --------
Cash flows from investing activities:

  Expenditures for property, plant & equipment         (3,698)   (10,107)
  Other, net                                               95       (223)
                                                     --------   --------
    Cash provided by (used in) investing
      activities                                       (3,603)   (10,330)
                                                     --------   --------
Cash flows from financing activities:

  Additions (reductions) to notes payable                 463     (2,441)
  Reductions to long-term debt                         (1,660)    (1,661)
  Purchase of treasury stock                           (3,945)      (463)
  Dividends paid                                       (5,203)    (4,873)
  Other, net                                              908      1,148
                                                     --------   --------
    Cash provided by (used in) financing
      activities                                       (9,437)    (8,290)
                                                     --------   --------

Net increase (decrease) in cash and cash equivalents   34,093    (58,778)

Cash and cash equivalents at beginning of period       65,130    109,974
                                                     --------   --------
Cash and cash equivalents at end of period           $ 99,223   $ 51,196
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


Cash Flow Items
---------------

Cash payments for interest were $1,230 and $1,316 for the six months ended June 30, 1999 and 1998, respectively. Cash payments for income taxes for the comparable periods were $11,351 and $42,456, respectively.


Comprehensive Income
--------------------

Comprehensive income was $15,417 and $14,518 for the six months ended June 30, 1999 and 1998, respectively, as the result of foreign currency translation adjustments.

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued


Item 1.  Financial Statements, Continued:

            Notes to Condensed Consolidated Financial Statements
                    (In thousands except share amounts)


Business Segments
-----------------
Summarized financial information by business segment is as follows:

                              For the Three Months     For the Six Months
                                 Ended June 30,           Ended June 30,
                              ---------------------   --------------------
                                 1999        1998        1999       1998
                              ---------   ---------   ---------   --------
  Net sales:
    Aerospace                 $ 97,177    $ 90,185    $189,939    $173,973
    Industrial Distribution    125,826     130,437     254,483     256,862
    Music Distribution          23,297      26,484      51,311      55,051
                              --------    --------    --------    --------
                              $246,300    $247,106    $495,733    $485,886
                              ========    ========    ========    ========

  Operating profit:
    Aerospace                 $ 12,688    $ 10,780    $ 23,072    $ 21,008
    Industrial Distribution      3,169       5,688       7,176      10,519
    Music Distribution             364         751       1,660       1,754
                              --------    --------    --------    --------
                                16,221      17,219      31,908      33,281

    Interest, corporate and
       other expense, net       (3,070)     (4,346)     (6,687)     (8,608)
                              --------    --------    --------    --------
    Earnings before income
       taxes                  $ 13,151    $ 12,873    $ 25,221    $ 24,673
                              ========    ========    ========    ========


                                          June 30,       December 31,
                                            1999             1998
                                          --------         --------
Identifiable assets:
    Aerospace                             $245,727         $294,566
    Industrial Distribution                159,601          160,873
    Music Distribution                      54,028           54,577
    Corporate                              110,372           77,214
                                          --------         --------
                                          $569,728         $587,230
                                          ========         ========

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations


Results of Operations

Consolidated revenues for the quarter ended June 30, 1999 were level compared to the same period of 1998, while consolidated revenues for the six month period ended June 30, 1999 were up 2% compared to the same period of 1998.

Aerospace segment sales increased about 8% and 9% for the second quarter and six months ended June 30, 1999, respectively, compared to the same periods of 1998, largely due to revenue recorded for the Australia and New Zealand SH-2 helicopter programs.

The Aerospace segment's principal programs include the SH-2G multi-mission naval helicopter, the K-MAX (Registered Trademark) helicopter, subcontract work involving airframe structures, and the manufacture of niche market products such as self-lubricating bearings and driveline couplings for aircraft applications.

The SH-2G helicopter program generally involves retrofit of the corporation's SH-2F helicopters, previously manufactured for the U.S. Navy (and currently in desert storage) to the SH-2G configuration. The corporation completed its first international SH-2G delivery to the Republic of Egypt last year and is currently performing this work for the governments of Australia and New Zealand.

The corporation has commercial sale contracts with the Commonwealth of Australia and the Government of New Zealand for the supply of retrofit SH-2G aircraft. The program for Australia involves eleven
(11) helicopters (incorporating a new cockpit and new weapons and sensors) with support, including a support services facility, for the Royal Australian Navy. This contract has an anticipated value of nearly $600 million (US), of which about 38% has now been recorded as revenue. The program for New Zealand involves four (4) aircraft, and support, for New Zealand defense forces. The contract has an anticipated value of nearly $170 million (US), of which about 39% has now been recorded as revenue. In addition, the Government of New Zealand has recently indicated an intention to purchase one (1) additional SH-2G aircraft. This work is contingent upon the negotiation of a contract amendment between the parties and would have an anticipated value, including spares and support, of approximately $30 million (US).

Work is proceeding on both the Australia and New Zealand programs and deliveries are expected to begin in the 2000 - 2001 time frame.

                        KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


The corporation is also providing on site support in the Republic of Egypt for that country's program involving ten (10) SH-2G helicopters that were delivered last year under Egypt's foreign military sale agreement with the U.S. Navy.

The corporation continues efforts to build and further enhance familiarization with the SH-2's capabilities among various foreign governments that are in the process of developing naval helicopter requirements. This market is highly competitive and naturally influenced by economic and political conditions. The corporation is pursuing this potential SH-2 business, including possible further orders from current customers.

The SH-2 is an aircraft that was originally manufactured for the United States Navy. This is no longer done, however, the U.S. Naval Reserve maintains twelve (12) SH-2G aircraft active in its fleet. Management anticipates that at some point, these aircraft will be retired from this type of service as well. In the meantime, the corporation expects to continue providing logistics and spare parts support for the aircraft. Earlier this year, the corporation made an agreement with the appropriate federal agencies to take a consignment of the U.S. Navy's inventory of SH-2 spare parts for an initial period ending in September, 1999; the corporation hopes to arrive at a longer term agreement prior to that time. Under this arrangement, the corporation will provide further support of U.S. Naval Reserve requirements and will have the ability to utilize certain inventory for support of the corporation's other SH-2 programs.

The corporation continues its conservative approach to production of the K-MAX medium to heavy lift "aerial truck" helicopter. Although the aircraft has a variety of potential applications (including logging, oil and gas exploration, power line construction, and fire fighting), management has anticipated that it would take some time to develop markets for a new aircraft and thus achieve sales and profitability. Sales and profitability have also been affected by significant weakness in the U.S. and Canadian commercial logging industries, the principal application for the K-MAX to date. These circumstances appear to be affecting certain current customers as well as potential sales of the K-MAX and
production of the aircraft has been adjusted accordingly.   In this
environment, the corporation's commercial sales efforts are being focused on further development of the aircraft's other applications. The K-MAX also has a potential non-combat role for the military in the task of vertical replenishment ("VERTREP"), a function that has been performed by K-MAX for the U.S. Navy

                        KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


Military Sealift Command in two separate demonstration projects using charter/lease arrangements. The corporation is currently bidding for a new VERTREP charter/lease contract, which would begin in January 2000 and would involve two (2) aircraft for a period of about three (3) years.

This segment also performs subcontract work for certain airframe manufacturing programs and manufactures various niche market products, including self-lubricating bearings for use principally in aircraft. During the second quarter of 1999, the segment continued to experience some softness in these businesses due to conditions in the commercial aviation industry.

Industrial Distribution segment sales were down by 3.5% and 1.0% for the second quarter and six month periods ended June 30, 1999,
respectively, compared to the same periods of 1998.   Customers
from various North American industries (e.g., lumber, chemicals, paper products) continue to be affected by global economic difficulties which has in turn affected sales for this segment. Increased competition and pricing pressures from customers have also influenced sales during these periods. In this environment, initiatives are being implemented to increase operational efficiency and further focus marketing efforts.

Music Distribution segment sales were down by 12.0% and 6.8% for the second quarter and six month periods ended June 30, 1999, respectively, compared to the same periods of 1998. The segment is experiencing ongoing weakness in international markets, with a slowing of domestic sales also occurring during the second quarter.

The segments' total operating profit for the quarter ended June 30, 1999 was down 5.8% compared to the second quarter of 1998; total operating profit for the segments for the six months ended June 30, 1999 was down 4.1% compared to the same period of 1998. Operating profit for the Aerospace segment was up 17.7% for the second quarter and 9.8% for the six month period from the comparable periods of 1998, largely due to reversal of a reserve in the amount of $2.5 million established in 1994 associated with Raymond Engineering, a subsidiary of Kaman Corporation that was merged into Kaman Aerospace Corporation. The segment's SH-2G helicopter programs contributed to operating profit for the second quarter and six months ended June 30, 1999; however, when the reversal of the reserve is excluded, operating profit for the quarter and six month period was slightly lower than it was for the same periods of 1998, due in part to the offsetting effects of engineering and market development costs associated with the K-MAX program. The Industrial Distribution segment's operating profit was down 44.3% and 31.8% for the second quarter and six months ended June 30, 1999,

                        KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


respectively, compared to the same periods of 1998, due primarily to the effects of the global economic difficulties upon the company's customers and to price pressures associated with increasing competition. The Music Distribution segment's operating profit was down 51.5% and 5.4% for the second quarter and six months ended June 30, 1999, respectively, compared to the same periods of 1998, due to continued softness in international markets with weakness in domestic markets having some impact in the second quarter.

Net earnings for the second quarter of 1999 were 33 cents per common share on a diluted basis compared to 31 cents for the second quarter of 1998 on the same basis. A gain of approximately 6 cents per common share was recognized for the quarter as a result of reversing the Aerospace segment reserve described above.

For the six months ended June 30, 1999, interest income earned from investment of surplus cash more than offset interest expense.

The consolidated effective income tax rate was 39.3% for the first half of 1999 compared to 40.9% for the same period of 1998.

Management has been working with its board of directors and audit committee since 1997 on the matter of year 2000 (Y2K) compliance. KPMG LLP was retained as a consultant to assist in formalizing the Y2K compliance program and to provide periodic assessment of the corporation's progress. Each operating subsidiary designated a program manager responsible for coordinating its activities and developed a plan providing for inventory assessment of all Y2K related matters (including hardware, software, networks, facilities systems and embedded systems in product deliverables) as well as the status of suppliers and service providers; conversion, upgrade, or replacement of applications, as needed; and compliance testing and problem solving, all to be accomplished within time tables established under the plan. The project has generally proceeded on schedule and as of June 30, 1999, the corporation has achieved substantial overall Y2K compliance, including testing.
Contingency plans will continue to be developed as deemed appropriate. The corporation and each operating subsidiary are continuing to work with suppliers, customers and service providers to gauge their Y2K readiness and monitor their progress toward compliance. An oversight committee reporting to the executive vice president and chief financial officer, has been established at corporate headquarters to monitor the progress of each subsidiary's compliance work. Senior management has provided progress reports to the corporation's board of directors and audit committee on a regular basis. The corporation separately identifies costs of Y2K

                        KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


efforts as an internal management tool and based upon information known to it at this time, management does not anticipate that the costs of addressing Y2K issues will be material to the corporation's financial position, results of operations, or cash flows in future periods. Naturally, there can be no assurance that third parties' systems, upon which the corporation and its subsidiaries may rely, will become Y2K compliant in a timely manner. The corporation cannot foresee the eventual outcome associated with the arrival of the millennium and the impact that potential computer failures within the corporation or among significant customers, suppliers, or service providers might have on the corporation's operations. It is conceivable that if such failures occur, there could be an adverse impact upon the corporation's operations.


Liquidity and Capital Resources

The corporation's cash flow from operations has generally been sufficient to finance a significant portion of its working capital and other capital requirements.

During the first half of 1999, operating activities generated cash, primarily as a result of the receipt of additional payments on accounts receivable in the Aerospace segment, offset to some degree by an increase in inventory and by payments on accounts payable, a reduction in the advance on the Aerospace segment SH-2G contracts, and an increase in accounts receivable in the Industrial Distribution segment. During the six month period, cash used in investing activities was primarily for the acquisition of machinery and computer equipment used in manufacturing and distribution.
Cash used by financing activities was primarily attributable to the payment of dividends to common shareholders, and repurchase of Class A common stock pursuant to a repurchase program for use in connection with administration of the corporation's stock plans.

The corporation had approximately $91.7 million in surplus cash at June 30, 1999, with an average of $73.8 million for the six month period. The quarter end figure is somewhat more than expected because certain higher than expected payments were made by customers under the current SH-2G programs. These funds have been invested in high quality, short term instruments.

At June 30, 1999, the corporation had approximately $28 million of its 6% convertible subordinated debentures outstanding. The debentures are convertible into shares of Class A common stock at any time on or before March 15, 2012 at a conversion price of

                        KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


$23.36 per share, generally at the option of the holder. Pursuant to a sinking fund requirement that began March 15, 1997, the corporation redeems approximately $1.7 million of the outstanding principal of the debentures each year.

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

Letters of credit are generally considered borrowings for purposes of the agreement. The governments of Australia and New Zealand made advance payments of $104.3 million in connection with their SH-2G contracts in 1997 and those payments were fully secured by the corporation through the issuance of irrevocable letters of credit. As of June 30, 1999, the face amount of these letters of credit has been reduced to about $ 53 million, in accordance with the terms of the relevant contracts. Further reductions are anticipated as certain contract milestones are achieved.

Under the revolving credit agreement, the corporation has the ability to borrow funds on both a short-term and long-term basis. As of June 30, 1999, the corporation had virtually no outstanding borrowing. Average borrowings were $3.5 million and $4.1 million for the six months ended June 30, 1999 and 1998, respectively.

Management believes that the corporation's cash flow from operations and available unused bank lines of credit under its revolving credit agreement will be sufficient to finance its working capital and other capital requirements for the foreseeable future.


Chief Executive Officer Search

The corporation announced on July 20, 1999 that Paul R. Kuhn has been chosen by the Board of Directors as president and chief executive officer of the corporation, effective August 2, 1999. He will also become a director on that date. Mr. Kuhn's most recent position was senior vice president of the aerospace engine business for Coltec Industries, Inc. which recently merged with BF Goodrich. Mr. Kaman will continue in his role as Chairman of the Board of Directors.

                    KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


Forward-Looking Statements

This report contains forward-looking information relating to the corporation's business and prospects, including the SH-2G and K-MAX helicopter programs, specialty self-lubricating bearings and couplings, the industrial and music distribution businesses, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of contract negotiations with government authorities, including foreign governments; 2) political developments in countries where the corporation intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) economic and competitive conditions in markets served by the corporation, including industry consolidation in the United States and global economic conditions; 5) the timing, degree and scope of market acceptance for products such as a repetitive lift helicopter; 6) U.S. industrial production levels; 7) achievement of Year 2000 compliance by the corporation, its customers, suppliers, and service providers, including various federal, state, and foreign governments and agencies thereof; 8) currency exchange rates, taxes, laws and regulations, inflation rates, general business conditions and other factors. Any forward-looking information should be considered with these factors in mind.

                       KAMAN CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits to Form 10-Q:

              (11)  Earnings per common share computation

              (27)  Financial Data Schedule

         (b)  Reports on Form 8-K:

              There were no reports on Form 8-K filed
              during the quarter ended June 30, 1999. A report on Form 8-K was filed on July 20, 1999 announcing that the Board of Directors has chosen Mr. Paul R. Kuhn to succeed Mr. Charles
              H. Kaman as president and CEO of Kaman
              Corporation,effective August 2, 1999.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KAMAN CORPORATION
                                   Registrant



Date:    August 12, 1999           By Paul R. Kuhn
                                   President and
                                   Chief Executive Officer
                                   (Duly Authorized Officer)



Date:    August 12, 1999           By  Robert M. Garneau
                                   Executive Vice President and
                                   Chief Financial Officer

                    KAMAN CORPORATION AND SUBSIDIARIES

                              Index to Exhibits





Exhibit 11    Earnings Per Common Share
              Computation                            Attached



Exhibit 27    Financial Data Schedule                Attached