Form 10-Q
period 1999-09-30
KAMAN CORP
filed 1999-11-12
CIK 54381

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
--- SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
    September 30, 1999.
    ---------------
    OR

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

                           Yes x   No
                              ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1999:

                         Class A Common   22,604,903
                         Class B Common      667,814





                           Page 1 of 15 Pages

                     KAMAN CORPORATION AND SUBSIDIARIES
                       PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
              Condensed Consolidated Balance Sheets(In thousands)

                                           September 30,      December 31,
            Assets                            1999              1998
            ------                     -----------------  ------------------
Current assets:
  Cash and cash equivalents                     $ 87,615            $ 65,130
  Accounts receivable (net of
    allowance for doubtful
    accounts of $4,320 in
    1999, $4,047 in 1998)                        162,794             213,128
  Inventories:
    Contracts and other
      work in process                   49,606              61,204
    Finished goods                      57,783              37,860
    Merchandise for resale             104,010   211,399   108,833   207,897
                                       -------             -------
  Other current assets                            30,969              30,349
                                                 -------             -------
    Total current assets                         492,777             516,504

Property, plant & equip., at cost      163,970             167,787
  Less accumulated depreciation
    and amortization                   100,477             102,014
                                       -------             -------
  Net property, plant & equipment                 63,493              65,773
Other assets                                       4,820               4,953
                                                --------            --------
                                                $561,090           $ 587,230
                                                ========            ========

            Liabilities and Shareholders' Equity
            ------------------------------------
Current liabilities:
  Notes payable                                 $  4,596            $  4,801
  Accounts payable                                52,767              51,571
  Accrued liabilities                             30,473              28,725
  Advances on contracts                           63,949             101,376
  Other current liabilities                       34,607              36,573
  Income taxes payable                             7,460               5,929
                                                 -------             -------
    Total current liabilities                    193,852             228,975

Deferred credits                                  21,494              20,555
Long-term debt, excl. current portion             26,546              28,206
Shareholders' equity                             319,198             309,494
                                                --------            --------
                                                $561,090            $587,230
                                                ========            ========

                        KAMAN CORPORATION AND SUBSIDIARIES
                    PART I - FINANCIAL INFORMATION, Continued


Item 1. Financial Statements, Continued:

           Condensed Consolidated Statements of Operations
              (In thousands except per share amounts)

                               For the Three Months   For the Nine Months
                                Ended September 30,   Ended September 30,
                               --------------------   ------------------
                                   1999      1998        1999      1998
                                   ----      ----        ----      ----
Revenues                        $242,581  $249,661    $739,097  $736,173

Costs and expenses:
   Cost of sales                 179,082   184,874     546,446   542,507
   Selling, general and
      administrative expense      50,601    51,656     154,551   155,546
   Interest expense (income), net   (453)       66        (978)     (332)
   Other expense (income), net       404       406         910     1,120
                                --------  --------    --------  --------
                                 229,634   237,002     700,929   698,841
                                --------  --------    --------  --------

Earnings before income taxes      12,947    12,659      38,168    37,332

Income taxes                       4,750     5,059      14,667    15,139
                                --------  --------    --------  --------
Net earnings                    $  8,197  $  7,600    $ 23,501  $ 22,193
                                ========  ========    ========  ========

Net earnings per common share:
   Basic                        $    .35  $    .32    $   1.00  $    .95
   Diluted                      $    .34  $    .31    $    .97  $    .91
                                ========  ========    ========  ========


Dividends declared per share    $    .11  $    .11    $    .33  $    .33
                                ========  ========    ========  ========










                         KAMAN CORPORATION AND SUBSIDIARIES
                      PART I - FINANCIAL INFORMATION, Continued

Item 1. Financial Statements, Continued:
                  Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                     For the Nine Months
                                                     Ended September 30,
                                                    --------------------
                                                       1999       1998
                                                    ---------   --------
Cash flows from operating activities:

  Net earnings                                       $ 23,501   $ 22,193
  Depreciation and amortization                         9,042      7,844
  Accounts receivable                                  50,334     (2,945)
  Advances on contracts                               (37,427)   (13,372)
  Income taxes payable                                  1,531    (33,665)
  Changes in other current assets and liabilities      (3,101)    (9,096)
  Other, net                                            1,525      1,117
                                                     --------   --------
    Cash provided by (used in) operating
      activities                                       45,405    (27,924)
                                                     --------   --------
Cash flows from investing activities:

  Proceeds from sale of businesses and other assets       442      5,625
  Expenditures for property, plant & equipment         (6,938)   (13,385)
  Other, net                                               54       (342)
                                                     --------   --------
    Cash provided by (used in) investing
      activities                                       (6,442)   ( 8,102)
                                                     --------   --------
Cash flows from financing activities:

  Reductions to notes payable                            (205)    (2,434)
  Reductions to long-term debt                         (1,660)    (1,661)
  Purchase of treasury stock                           (8,146)    (1,943)
  Dividends paid                                       (7,790)    (7,482)
  Other, net                                            1,323      1,579
                                                     --------   --------
    Cash provided by (used in) financing
      activities                                      (16,478)   (11,941)
                                                     --------   --------

Net increase (decrease) in cash and cash equivalents   22,485    (47,967)

Cash and cash equivalents at beginning of period       65,130    109,974
                                                     --------   --------
Cash and cash equivalents at end of period           $ 87,615   $ 62,007
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


Cash Flow Items
---------------

Cash payments for interest were $2,264 and $2,384 for the nine months ended September 30, 1999 and 1998, respectively. Cash payments for income taxes for the comparable periods were $14,436 and $45,056, respectively.


Comprehensive Income
--------------------

Comprehensive income was $23,595 and $22,045 for the nine months ended September 30, 1999 and 1998, respectively, as the result of foreign currency translation adjustments.

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued


Item 1.  Financial Statements, Continued:

            Notes to Condensed Consolidated Financial Statements
                    (In thousands except share amounts)

Business Segments
-----------------
Summarized financial information by business segment is as follows:

                              For the Three Months     For the Nine Months
                               Ended September 30,     Ended September 30,
                              ---------------------   --------------------
                                 1999        1998        1999       1998
                              ---------   ---------   ---------   --------
  Net sales:
    Aerospace                 $ 86,457    $ 94,799    $276,396    $268,772
    Industrial Distribution    123,164     125,062     377,647     381,924
    Music Distribution          32,395      29,323      83,706      84,374
                              --------    --------    --------    --------
                              $242,016    $249,184    $737,749    $735,070
                              ========    ========    ========    ========

  Operating profit:
    Aerospace                 $ 10,327    $ 11,055    $ 33,399    $ 32,063
    Industrial Distribution      4,040       4,035      11,216      14,554
    Music Distribution           1,618       1,419       3,278       3,173
                              --------    --------    --------    --------
                                15,985      16,509      47,893      49,790

    Interest, corporate and
       other expense, net       (3,038)     (3,850)     (9,725)    (12,458)
                              --------    --------    --------    --------
    Earnings before income
       taxes                  $ 12,947    $ 12,659    $ 38,168    $ 37,332
                              ========    ========    ========    ========


                                        September 30,     December 31,
                                            1999             1998
                                          --------         --------
Identifiable assets:
    Aerospace                             $242,939         $294,566
    Industrial Distribution                157,156          160,873
    Music Distribution                      60,848           54,577
    Corporate                              100,147           77,214
                                          --------         --------
                                          $561,090         $587,230
                                          ========         ========

                  KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Results of Operations

Consolidated revenues for the quarter ended September 30, 1999 were down 2.8% compared to the same period of 1998 while consolidated revenues for the first nine months of 1999 were level compared to the prior year.

Aerospace segment sales were down 8.8% for the quarter while increasing 2.8% for the nine month period ended September 30, 1999, compared to the same periods of 1998. Results for the quarter and nine month periods reflect revenue recorded for the Australia and New Zealand SH-2 helicopter programs and the aircraft structures and components business of this segment.

The Aerospace segment's principal programs include the SH-2G multi-mission naval helicopter, the K-MAX (Registered Trademark) helicopter, subcontract work involving aircraft structures, and the manufacture of niche market products such as self-lubricating bearings and driveline couplings for aircraft applications.

The SH-2G helicopter program generally involves retrofit of the corporation's SH-2F helicopters, previously manufactured for the U.S. Navy (and currently in desert storage) to the SH-2G
configuration.   The corporation is currently performing this work
under commercial contracts with the governments of Australia and New Zealand. The program for Australia involves eleven (11) helicopters (incorporating a new cockpit and new weapons and sensors) with support, including a support services facility, for the Royal Australian Navy. The total contract has an anticipated value of about $675 million (US). The helicopter production portion of the work is valued at $557 million and about 46% of that amount has now been recorded as revenue . The program for New Zealand involves four (4) aircraft, and support, for New Zealand defense forces. The contract has an anticipated value of nearly $165 million (US), of which about 49% has now been recorded as revenue. Under a contract amendment, the Government of New Zealand will purchase one (1) additional SH-2G aircraft; this work has an anticipated value, including spares and support, of approximately $30 million (US). Work is proceeding on both the Australia and New Zealand programs and deliveries are expected to begin in the 2000 - 2001 time frame.

The corporation continues to provide on site support in the Republic of Egypt for ten (10) SH-2G helicopters that were delivered last year under that country's foreign military sale agreement with the U.S. Navy.

                   KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

The corporation continues efforts to build and further enhance familiarization with the SH-2's capabilities among various foreign governments. This market is highly competitive and naturally influenced by economic and political conditions. The corporation is pursuing this potential SH-2 business, including possible further orders from current customers.

The SH-2 is an aircraft that was originally manufactured for the United States Navy. This is no longer done, however the U.S. Naval Reserve maintains twelve (12) SH-2G aircraft active in its fleet. Management anticipates that at some point, these aircraft will be retired from this type of service as well. In the meantime, the corporation expects to continue providing logistics and spare parts support for the aircraft. The corporation has made an agreement with the appropriate federal agencies to take a consignment of the U.S. Navy's inventory of SH-2 spare parts; the initial agreement has been extended beyond the scheduled September 1999 expiration date in the expectation that the parties will eventually reach agreement on a longer term arrangement. The overall objective is for the corporation to provide further support of U.S. Naval Reserve requirements while having the ability to utilize certain inventory for support of the corporation's other SH-2 programs.

The corporation's K-MAX medium to heavy lift "aerial truck" helicopter program has been experiencing market difficulties for the past two years, due in significant part to conditions in the U.S. and Canadian commercial logging industries, the aircraft's principal market application to date. During that period, substantial weakness in the logging industry has adversely affected certain current customers as well as potential customers and curtailed sales of the aircraft. The corporation's commercial sales efforts have been refocused on further development of markets for the aircraft's other applications, which include oil and gas exploration, power line construction, fire fighting, and movement of equipment, however management believes that sales development in these markets and profitability for the entire program will take some time to achieve. In addition, the aircraft has successfully demonstrated its capabilities in the non-combat military role of vertical replenishment in two demonstrations for the U.S. Navy,
Military Sealift Command.   The corporation had recently bid on a
new three year charter/lease project involving two aircraft, however management was notified in late October that a helicopter operator has been awarded the contract.

This segment also performs subcontract work for certain airframe manufacturing programs and manufactures various niche market products, including self-lubricating bearings for use principally

                  KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

in aircraft. During the third quarter of 1999, the segment continued to experience some softness in these businesses due to conditions in the commercial aviation industry.

In this environment, the Aerospace segment is working to enhance operating efficiency and reduce costs by implementing "lean thinking" strategies for improving manufacturing processes.

Industrial Distribution segment sales for the quarter and nine-month period ended September 30, 1999 were essentially level with the same periods of last year. The Industrial Distribution business, which serves nearly every sector of U.S. industry, continues to experience increasing pricing pressures as well as weakness in various markets due to the continuing effects of global economic conditions upon certain of its customers in North American industry (e.g., lumber, chemicals, paper products). Additionally, while the industrial distribution business has traditionally been very competitive, increasing consolidation in the industry appears to be resulting in even more intense competition. The segment is continuing its efforts to increase operational efficiency and reduce costs while incorporating more value-added technology and providing certain technical services to support customer needs.

Music Distribution segment sales were up 10.5% for the three months ended September 30, 1999 compared to the same period of last year and were level for the first nine months of 1999 compared to 1998. These results reflect a strong holiday season in the larger domestic market, offset by continued weakness in international markets.

The segments' total operating profit for the quarter and nine months ended September 30, 1999 were down 3.2% and 3.8% respectively, compared to the same periods of 1998. Operating profit for the Aerospace segment was down 6.6% for the quarter and up 4.2% for the first nine months of this year, compared to the prior year. The SH-2G helicopter programs and aircraft structures and components business contributed significantly to operating profit for the referenced periods of 1999. This profit was partially offset by losses in the K-MAX program reflecting technical and market development costs associated with the aircraft. Also included in operating profit for the nine month period was the second quarter reversal of a reserve in the amount of $2.5 million established in 1994 associated with Raymond Engineering, Inc., a subsidiary of the corporation and now part of Kaman Aerospace Corp. Industrial Distribution segment operating profit was flat for the quarter and down 22.9% for the nine months ended September 30, 1999 compared to

                  KAMAN CORPORATION AND SUBSIDIARIES
             PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


the same periods of 1998, due primarily to the effects of the global economic difficulties upon the company's customers and to price pressures associated with increasing competition. Music Distribution segment operating profit was up 14% and 3.3% for the third quarter and nine months ended September 30, 1999, respectively, compared to the same periods of 1998, reflecting a strong holiday season in the larger domestic market, offset by continuing weakness in international markets.

Net earnings for the third quarter of 1999 were 34 cents per common share on a diluted basis compared to 31 cents for the third quarter of 1998 on the same basis. Net earnings for the nine months ended September 30, 1999 were 97 cents per common share on a diluted basis, compared to 91 cents per common share diluted a year ago. Net earnings for the nine months were affected by a gain in the second quarter of approximately six cents per common share as a result of reversing the reserve associated with the Aerospace segment, referred to above.

For the nine months ended September 30, 1999, interest income earned from investment of surplus cash more than offset interest expense.

The consolidated effective income tax rate was 38.4% for the first nine months of 1999 compared to 40.6% for the same period of 1998.

Management has been working with its board of directors and audit committee since 1997 on the matter of year 2000 (Y2K) compliance. KPMG LLP was retained as a consultant to assist in formalizing the Y2K compliance program and to provide periodic assessment of the corporation's progress. Each operating subsidiary designated a program manager responsible for coordinating its activities and developed a plan providing for inventory assessment of all Y2K related matters (including hardware, software, networks, facilities systems, embedded systems in product deliverables) as well as the status of suppliers and service providers; conversion, upgrade, or replacement of applications, as needed; and compliance testing and problem solving, all to be accomplished within time tables established under the plan. The project has generally proceeded on schedule and as of September 30, 1999, the corporation has achieved substantial overall Y2K compliance, including testing.
Contingency plans are being developed, where appropriate. The corporation and each operating subsidiary are continuing to work with suppliers, customers and service providers to gauge their Y2K readiness and monitor their progress toward compliance. An oversight committee reporting to the executive vice president and chief financial officer, has been established at corporate

                   KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


headquarters to monitor the progress of each subsidiary's compliance work. Senior management has provided progress reports to the corporation's board of directors and audit committee on a regular basis. The corporation separately identifies costs of Y2K efforts as an internal management tool and based upon information known to it at this time, management does not anticipate that the costs of addressing Y2K issues will be material to the corporation's financial position, results of operations, or cash flows in future periods. Naturally, there can be no assurance that third parties' systems, upon which the corporation and its subsidiaries may rely, will become Y2K compliant in a timely manner. The corporation cannot foresee the eventual outcome associated with the arrival of the millennium and the impact that potential computer failures within the corporation or among significant customers, suppliers, or service providers might have on the corporation's operations. It is conceivable that if such failures occur, there could be an adverse impact upon the corporation's operations.


Liquidity and Capital Resources

The corporation's cash flow from operations has generally been sufficient to finance a significant portion of its working capital and other capital requirements.

During the first nine months of 1999, operating activities generated cash. In the Aerospace segment this is primarily a result of the receipt of additional payments on accounts receivable in the segment, offset to some degree by growth in K-MAX inventories, payments on accounts payable, and reductions in the advances on the SH-2G contracts. In the Industrial Distribution segment, this result reflects reductions in inventory and increases in accounts payable that more than offset increases in accounts receivable. During the nine month period, cash used in investing activities was primarily for the acquisition of machinery and computer equipment used in manufacturing and distribution. Cash used by financing activities was primarily attributable to the payment of dividends to common shareholders, and repurchase of Class A common stock pursuant to a repurchase program for use in connection with administration of the corporation's stock plans.

The corporation had approximately $83.6 million in surplus cash at September 30, 1999, with an average of $77.7 million for the nine month period. The quarter end figure continues to be somewhat more than expected because certain higher than expected payments were

                  KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


made by customers under the current SH-2G programs. These funds have been invested in high quality, short term instruments.

At September 30, 1999, the corporation had $28.2 million of its 6% convertible subordinated debentures outstanding. The debentures are convertible into shares of Class A common stock at any time on or before March 15, 2012 at a conversion price of $23.36 per share, generally at the option of the holder. Pursuant to a sinking fund requirement that began March 15, 1997, the corporation redeems approximately $1.7 million of the outstanding principal of the debentures each year.

For borrowing purposes, the corporation maintains a revolving credit agreement involving a group of domestic and foreign banks. This facility provides a maximum unsecured line of credit of $250 million. The agreement has a term of five years ending in January 2001, and contains various covenants, including debt to capitalization, consolidated net worth requirements, and limitations on other loan indebtedness that the corporation may incur. Under the revolving credit agreement, the corporation has the ability to borrow funds on both a short-term and long-term basis. As of September 30, 1999, the corporation had no outstanding borrowings under this agreement.

Letters of credit are generally considered borrowings for purposes of the revolving credit agreement. The governments of Australia and New Zealand made advance payments of $104.3 million in connection with their SH-2G contracts in 1997 and those payments were fully secured by the corporation through the issuance of irrevocable letters of credit. At present, the face amount of these letters of credit has been reduced to $47.2 million, in accordance with the terms of the relevant contracts. Further reductions are anticipated as certain contract milestones are achieved.

Average bank borrowings were $3.4 million and $3.8 million for the nine months ended September 30, 1999 and 1998, respectively.

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

                 KAMAN CORPORATION AND SUBSIDIARIES
                    PART II - OTHER INFORMATION

Item 5.  Other Information

         Each of the corporation and certain of its subsidiaries have executed employment agreements and change in control agreements with certain of their employees who are executive officers of the Corporation. These agreements are attached as Exhibit 10 to this report.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits to Form 10-Q:

              (10)  Material Contracts

                    a) Employment Agreements with certain
                       Executive Officers

                    b) Change in Control Agreements with certain
                       Executive Officers

              (11)  Earnings per common share computation

              (27)  Financial Data Schedule

         (b) Reports on Form 8-K filed in the third quarter of 1999:

              (1) A report on Form 8-K was filed on July 20, 1999 announcing that the Board of Directors has chosen Mr. Paul R. Kuhn to succeed Mr. Charles H. Kaman as president and CEO of Kaman Corporation, effective August 2, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KAMAN CORPORATION
                                   Registrant

Date:    November 12, 1999         By Paul R. Kuhn
                                   President and
                                   Chief Executive Officer
                                   (Duly Authorized Officer)


Date:    November 12, 1999         By  Robert M. Garneau
                                   Executive Vice President and
                                   Chief Financial Officer

                  KAMAN CORPORATION AND SUBSIDIARIES

                           Index to Exhibits





Exhibit 10    Material Contracts                     Attached



Exhibit 11    Earnings Per Common Share
              Computation                            Attached



Exhibit 27    Financial Data Schedule                Attached