Form 10-K
period 1999-12-31
KAMAN CORP
filed 2000-03-21
CIK 54381

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-K
(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1999
                            OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from          to

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ].
     State the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.
               $202,675,885.41 as of February 1, 2000.
     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.
                Class A Common      22,438,667  shares
                Class B Common         667,814  shares

                   DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Corporation's 1999 Annual Report to Shareholders are incorporated by reference and filed as Exhibit 13 to this Report.

                                  PART I
ITEM 1.  BUSINESS

Kaman Corporation, incorporated in 1945, reports information for itself and its subsidiaries (collectively, the "corporation") in the following business segments: Aerospace, Industrial
Distribution, and Music Distribution.

The Aerospace segment serves commercial, U.S. defense and foreign government markets. Its principal programs consist of its SH-2G maritime helicopter, K-MAX (Registered Trademark) "aerial truck" helicopter, subcontract work involving aircraft structures and the manufacture of products such as self-lubricating bearings and driveline couplings for aircraft applications. The Industrial Distribution segment serves nearly every sector of U.S. industry with industrial replacement parts as well as support services. The Music Distribution segment serves domestic and foreign markets with a wide variety of music instruments and accessories and manufactures guitars and other music products for professional and amateur musicians.

On August 2, 1999, Paul R. Kuhn joined Kaman Corporation as President, Chief Executive Officer, and a member of the Board of Directors. Prior to that, Mr. Kuhn was senior vice president of the aerospace engine business for Coltec Industries, Inc. which had merged with BF Goodrich Co. Mr. Charles H. Kaman, founder of Kaman Corporation, will continue in his role as Chairman of the Board.

AEROSPACE

The Aerospace segment consists of several operating subsidiaries of Kaman Aerospace Group, Inc., including Kaman Aerospace Corporation, Kaman Aerospace International Corporation, K-MAX Corporation, and Kamatics Corporation. Kaman Electromagnetics Corporation and Kaman Instrumentation Corporation, two of the smaller subsidiaries in this group, were merged with Kaman Aerospace Corporation during 1999.

The segment's largest current program is the SH-2G Super Seasprite helicopter, an advanced, intermediate weight, multi-mission, maritime aircraft that increases a ship's effectiveness by expanding its surveillance capability, providing over-the-horizon warning and targeting of potential threats, and contributing to the ship's combat capabilities. At present the program generally involves retrofit of the corporation's SH-2F helicopters (previously manufactured for the U.S. Navy and currently in desert storage) to the SH-2G configuration.

The corporation currently has commercial contracts with the Commonwealth of Australia and the Government of New Zealand for the supply of SH-2G helicopters. The aircraft is also in service with the Egyptian Air Force and the U.S. Navy Reserve. The program for New Zealand involves five (5) SH-2G(NZ) aircraft, and support, for New Zealand defense forces. The contract has an anticipated value of $175.4 million (US). Work is proceeding on this program and deliveries are scheduled to begin in late 2000. The program for Australia involves eleven (11) SH-2G(A) aircraft with support, including a support services facility, for the Royal Australian Navy. The total contract has an anticipated value of about $675 million (US) and the helicopter production portion of the work is valued at $557 million (US). The Australian SH-2G(A) will contain an integrated cockpit and weapons system known as ITAS (Integrated Tactical Avionics System) that builds on developments in avionics, sensors, navigation, communication and weaponry to enable a two-man crew to fly the helicopter and maintain "total sea control" over a large area of ocean. Initial flight testing of the production prototype SH-2G(A) began in October of 1999 and deliveries are scheduled to begin in early 2001. The corporation is actively monitoring the work of its subcontractors and in certain cases (specifically, Litton Guidance and Control Systems which is responsible for a variety of integration software) has established a resident manager at the subcontractor site. During 1999, the corporation continued to provide on-site support services to the Egyptian Air Force following completion of delivery of ten (10) aircraft to the Republic of Egypt in 1998. The SH-2 is an aircraft that was originally manufactured for the U.S. Navy and although no longer being produced for the U.S. Navy, twelve (12) aircraft are maintained in the U.S. Navy Reserve's active fleet. While these aircraft remain in service, the corporation will continue providing logistics and spare parts support for the aircraft. The corporation has made an agreement with the appropriate federal agencies to take a consignment of the U.S. Navy's inventory of SH-2 spare parts; the initial agreement has been extended beyond the scheduled September 1999 expiration date in the expectation that the parties will eventually reach agreement on a longer term arrangement. The overall objective is for the corporation to provide further support of U.S. Naval Reserve requirements while having the ability to utilize certain inventory for support of the corporation's other SH-2 programs. The corporation continues efforts to build and further enhance familiarization with the SH-2's capabilities among various foreign governments. This market is highly competitive and is also influenced by economic and political conditions. The corporation continues to pursue this business, including possible further orders from current customers.

The corporation also manufactures the K-MAX medium to heavy lift "aerial truck" helicopter which has a variety of potential applications, including logging, oil and gas exploration, power line and other utility construction, fire fighting, movement of equipment and high altitude projects. K-MAX, now in its sixth year of commercial operation, is based on the corporation's intermeshing rotor technology with servo-flap control. Constructed with fewer components and less airframe weight, the K-MAX has increased payload capacity and lower manpower, maintenance and spare parts inventory requirements, resulting in a cost-effective tool for industries requiring medium to heavy repetitive lift capabilities. The corporation has been conservative in its production of this aircraft since inception, however the program continues to experience market difficulties due in significant part to conditions in the U.S. and Canadian logging industries, the aircraft's "launch" application and principal market to date. During the past two years, significant weakness in the logging industry has adversely affected certain current customers as well as potential customers and curtailed sales of the aircraft. The corporation's commercial efforts have been refocused on further development of the aircraft's other applications. These efforts are ongoing, however, successful sales development in these markets and profitability for the program will take some time to achieve. In addition, K-MAX has shown its capabilities in the noncombat role of vertical replenishment for the military through two successful demonstrations for the U.S. Navy Military Sealift Command; during 1999, the corporation bid on a three year charter/lease project involving two aircraft and was notified during the fourth quarter of the year that a helicopter operator had been awarded the contract.

The corporation is a subcontractor on a number of commercial and defense aviation programs, including production of wing structures and other components for virtually all Boeing commercial aircraft as well as components for the McDonnell Douglas C-17 transport, the Comanche helicopter and the F-14 and F-22 fighters. The corporation also manufactures self-lubricating bearings for use principally in aircraft flight controls, turbine engines and landing gear, which are used extensively in today's commercial airliners, as well as driveline couplings for use principally in helicopters. During 1999, the corporation experienced some softness in these businesses due to a slowdown of growth trends in the commercial aviation industry and the efforts of major manufacturers, particularly Boeing (which is a long standing and important customer of the segment) to increase efficiency within their own operations by implementing new inventory and procurement practices.

Among its smaller programs, the corporation develops and manufactures high reliability memory systems that are used in over 120 airborne, shipboard and ground based programs. The corporation also designs and manufactures fuzing and safing devices used in a wide range of missiles and manufactures high precision non-contact measuring systems and high performance microwave cable assemblies for commercial, industrial and military applications.

INDUSTRIAL DISTRIBUTION

The Industrial Distribution segment consists of Kaman Industrial
Technologies Corporation and its Canadian subsidiary, Kaman
Industrial Technologies, Ltd.

This segment is the third largest distributor of industrial parts in North America, serving the electrical/mechanical power transmission and bearing, fluid power, motion control and materials handling segment of the overall industrial distribution industry through its computer linked network of branches and distribution centers across the U.S. and in British Columbia, Canada. The company supplies nearly every sector of manufacturing and processing industry in North America, offering more than one million individual items in various product groups representing more than one thousand manufacturers. The segment's product offerings range from virtually every type of bearing made, from simple nylon sleeve bearings to super-precision ceramic hybrids; and include hydraulic and pneumatic products and services; power transmission components and materials handling equipment; electrical products and components, including AC/DC electric motors, and AC/DC adjustable speed drives, controls and sensors; linear motion components and subsystems, including linear bearings, bushings, shafts, rails and ball screws; accessories and maintenance items such as lubricants, adhesives, sealants, chemicals, specialty tools, and other products. The products that the segment purchases for distribution are for the most part derived from traditional technologies, although the segment is increasingly selling products with the higher technological content required to support automated production processes. In addition to providing products, the segment can also monitor processes for efficiency and improvement opportunity, and provide inventory management, just-in-time delivery, and cost savings analysis (called Documented Savings (Trade Mark)). In addition, the segment's state-of-the-art computer system provides electronic data interchange and direct links to customers' and suppliers' purchasing departments, handling the process from invoice creation and proposal requests to purchase orders. During 1999, the segment continued to experience pressure on operating margins due to the depressed market for a number of key customer industries, chiefly, mining, primary metals, paper and chemicals where low capacity utilization adversely affected demand for products distributed by the segment. In addition, while the distribution business has traditionally been very competitive, increasing consolidation in the industry has resulted in even more intense competition. To address these conditions and bolster its competitive position, the segment undertook several initiatives in late 1999, including a reorganization of its sales, marketing, and field management structure, a consolidation of certain branches and closure of others and an extensive program to remove obsolete or excess inventory to the ongoing organization.

MUSIC DISTRIBUTION

The Music Distribution segment consists of Kaman Music Corporation, KMI Europe, Inc., and a Canadian subsidiary, B&J Music Ltd.

This segment is the largest independent distributor of music instruments and accessories in the U.S., offering more than 10,000 music instruments and accessories to over 65 countries out of seven facilities in the United States and Canada. Products range from the segment's proprietary products, including Ovation (Registered Trademark) and Hamer (Registered Trademark) guitars, to distribution of the Takamine (Registered Trademark) guitar line, as well as percussion instruments such as the Toca (Registered Trademark) line of Latin-style percussion instruments and Gibraltar (Registered Trademark) percussion hardware, to instructional instruments such as violins, violas, horns, drums and other percussion products and accessories. During 1999, the segment implemented a state-of-the-art supply chain management software system that enables it to offer customers such services as inventory management, just-in-time delivery, Internet access, and electronic data interchange.

FINANCIAL INFORMATION

     Information concerning each segment's performance for the last three fiscal years appears in the corporation's 1999 Annual
Report to Shareholders and is included in Exhibit 13 to this Form
10-K, and is incorporated by reference.

PRINCIPAL PRODUCTS AND SERVICES

     Following is information for the three preceding fiscal years concerning the percentage contribution of the corporation's classes of products and services to the corporation's consolidated net sales:

                         Years Ended December 31
                         1997     1998     1999
                         ------   ------   ------
Aerospace                 27.6%    38.1%    37.8%
Scientific Services (1)   13.9%    ----     ----
Industrial Distribution   45.9%    50.1%    50.3%
Music Distribution        12.6%    11.8%    11.9%
                         ------   ------   ------
Total                    100.0%   100.0%   100.0%

(1) The Scientific Services segment, which consisted of Kaman Sciences Corporation, the corporation's defense information technology business, was sold on December 30, 1997.


RESEARCH AND DEVELOPMENT EXPENDITURES

     Government sponsored research expenditures by the Aerospace and Scientific Services segments were $11.3 million in 1999, $13.2 million in 1998, and $75.7 million in 1997. Independent research and development expenditures were $4.9 million in 1999, $8.5 million in 1998, and $6.9 million in 1997. The Scientific Services segment which conducted significant government sponsored research in 1997 was sold on December 30, 1997.

BACKLOG

     Program backlog of the Aerospace segment was approximately $580.1 million at December 31, 1999, $757.1 million at December 31, 1998, and (together with the Scientific Services segment which was sold on December 30, 1997) $935.2 million at December 31, 1997.
The corporation anticipates that approximately 56% of its backlog at the end of 1999 will be performed in 2000. Approximately 8.8% of the backlog at the end of 1999 is related to U.S. government contracts or subcontracts which are included in backlog to the extent that funding has been appropriated by Congress and allocated to the particular contract by the relevant procurement agency. Certain of these government contracts, less than 1% of the backlog, have been funded but not signed.

GOVERNMENT CONTRACTS

     During 1999, approximately 84.4% of the work performed by the corporation directly or indirectly for the United States government was performed on a fixed-price basis and the balance was performed on a cost-reimbursement basis. Under a fixed-price contract, the price paid to the contractor is negotiated at the outset of the contract and is not generally subject to adjustment to reflect the actual costs incurred by the contractor in the performance of the contract. Cost reimbursement contracts provide for the reimbursement of allowable costs and an additional negotiated fee.

     The corporation's United States government contracts and subcontracts contain the usual required provisions permitting termination at any time for the convenience of the government with payment for work completed and associated profit at the time of termination.

COMPETITION

     The Aerospace segment operates in a highly competitive environment with many other organizations which are substantially larger and have greater financial and other resources. The corporation competes with other helicopter manufacturers on the basis of price, performance, and mission capabilities; and also on the basis of its experience as a manufacturer of helicopters, the quality of its products and services, and the availability of facilities, equipment and personnel to perform contracts. Consolidation in the industry has increased the level of international competition for helicopter programs. The corporation is also affected by the political and economic circumstances of its potential foreign customers. The corporation's FAA certified K-MAX helicopters compete with military surplus helicopters and other commercial helicopters used for lifting, as well as with alternative methods of meeting lifting requirements. The corporation competes for its subcontract aircraft structure and specialty aircraft component business on the basis of price and quality; product endurance and special performance characteristics; proprietary knowledge; and the reputation of the corporation.

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

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking information relating to the corporation's business and prospects, including the SH-2G and K-MAX helicopter programs, specialty self-lubricating bearings and couplings, the industrial and music distribution businesses, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of contract negotiations with government authorities, including foreign governments; 2) political developments in countries where the corporation intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) economic and competitive conditions in markets served by the corporation including industry consolidation in the United States and global economic conditions; 5) the timing, degree and scope of market acceptance for products such as a repetitive lift helicopter; 6) U.S. industrial production levels; 7)achievement and continuation of Year 2000 compliance by the corporation, its customers, suppliers and service providers, including various federal, state and foreign governments and agencies thereof; 8) currency exchange rates, taxes, laws and regulations, inflation rates, general business conditions and other factors. Any forward-looking information should be considered with these factors in mind.

EMPLOYEES

     As of December 31, 1999, the Corporation employed 4,025 individuals throughout its industry segments and corporate headquarters as follows:

Aerospace                                      2,023
Industrial Distribution                        1,532
Music Distribution                               395
Corporate Headquarters                            75
                                               -----
                                               4,025

PATENTS AND TRADEMARKS

     The corporation holds patents reflecting scientific and technical accomplishments in a wide range of areas covering both basic production of certain products, including aerospace products and musical instruments, as well as highly specialized devices and advanced technology products in defense related and commercial fields.

     Although the corporation's patents enhance its competitive position, management believes that none of such patents or patent applications is singularly or as a group essential to its business as a whole. The corporation holds or has applied for U.S. and foreign patents with expiration dates that range through the year 2020.

     These patents are allocated among the corporation's industry segments as follows:

                                  U.S. PATENTS    FOREIGN PATENTS
Segment                          Issued Pending   Issued  Pending
Aerospace                          77       4        55       10
Industrial Distribution             0       0         0        0
Music Distribution                  9       0         4        0
                                   --       --       --       --
                                   86       4        59       10

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

FOREIGN SALES

     Twenty-Six and Three Tenths percent (26.3%) of the sales of the corporation made in 1999 were to customers located outside the United States. In 1999, the corporation continued its efforts to develop international markets for its products and foreign sales (including sales for export); and during 1999 the corporation continued to perform work under contracts with the Commonwealth of Australia and the Government of New Zealand for the supply of retrofit SH-2G helicopters with deliveries under both programs expected to begin in the late 2000/early 2001 time frame. Additional information required by this item appears in the corporation's 1999 Annual Report to Shareholders, and is included in Exhibit 13 to this Form 10-K, and is incorporated herein by reference.

YEAR 2000 ("Y2K") COMPLIANCE

     During 1999, the corporation utilized the services of KPMG LLP as a consultant to assist in formalizing the corporation's Y2K compliance program and to provide periodic assessment of the corporation's progress. The corporation did not experience any adverse impact upon its business operations with the arrival of the year 2000, however the program managers from each of the operating subsidiaries as well as the oversight committee at corporate headquarters (both groups being part of the compliance program described in the corporation's SEC reports during 1999) will continue to monitor this item for several months. Additional information concerning this item appears in the corporation's 1999 Annual Report to Shareholders and is included in Exhibit 13 to this Form 10-K, and is incorporated herein by reference.

ITEM 2.  PROPERTIES

     The corporation occupies approximately 3.27 million square feet of space throughout the United States, Canada and Australia, distributed as follows:

     SEGMENT                                SQUARE FEET
                                   (in thousands as of 12/31/99)
     Aerospace                                 1,641
     Industrial Distribution                   1,185
     Music Distribution                          399
     Corporate Headquarters                       40
                                               -----
     Total                                     3,265

     The Aerospace segment's principal facilities are located in Arizona, Connecticut, and Massachusetts; other facilities including offices and smaller manufacturing and assembly operations are located in several other states. These facilities are used for manufacturing, research and development, engineering and office purposes. The U.S. Government owns 154 thousand square feet of the space occupied by Kaman Aerospace Corporation in Bloomfield, Connecticut in accordance with a Facilities Lease Agreement with a five (5) year term expiring in March 2003. The corporation also occupies a facility in Nowra, New South Wales, Australia under a contract providing for a ten (10) year term expiring June, 2010.

     The Industrial Distribution segment's facilities are located throughout the United States with principal facilities located in California, Connecticut, New York, Kentucky and Utah. Additional Industrial Distribution segment facilities are located in British Columbia, Canada. These facilities consist principally of regional distribution centers, branches and office space with a portion used for fabrication and assembly work.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                            PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

CAPITAL STOCK AND PAID-IN CAPITAL

     Information required by this item appears in the corporation's 1999 Annual Report to Shareholders and is included in Exhibit 13 to this Form 10-K, and is incorporated herein by reference.

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

QUARTERLY CLASS A COMMON STOCK INFORMATION
-----------------------------------------------------------------
                             High      Low      Close   Dividend
1999
First                        $16.13    $11.56   $12.81     $.11
Second                        16.00     10.75    15.69      .11
Third                         16.00     12.31    12.75      .11
Fourth                        13.13     10.06    12.88      .11
-----------------------------------------------------------------
1998
First                        $18.38    $15.75   $18.38     $.11
Second                        20.38     17.63    19.03      .11
Third                         19.38     13.00    17.13      .11
Fourth                        17.13     14.50    16.06      .11

-----------------------------------------------------------------
QUARTERLY DEBENTURE INFORMATION (6% Conv. Subordinated)
-----------------------------------------------------------------
                                High     Low       Close
-----------------------------------------------------------------
1999
First                          $ 99.88   $94.00    $ 97.00
Second                          103.00    96.00     100.00
Third                           100.00    94.00      97.50
Fourth                           97.50    91.00      97.00

-----------------------------------------------------------------
1998
First                          $101.00   $96.00    $100.00
Second                          100.50    98.00      98.00
Third                           100.63    96.00      96.50
Fourth                          104.00    96.50      97.50

-----------------------------------------------------------------

     NASDAQ market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

ANNUAL MEETING

     The Annual Meeting of Shareholders of the corporation will be held on Tuesday, April 11, 2000 at 11:00 a.m. in the offices of the corporation, 1332 Blue Hills Avenue, Bloomfield, Connecticut 06002. Holders of all classes of Kaman securities are invited to attend, however it is expected that matters on the agenda for the meeting will require the vote of Class B shareholders only.

ITEM 6.  SELECTED FINANCIAL DATA

     Information required by this item appears in the corporation's 1999 Annual Report to Shareholders and is included in Exhibit 13 to this Form 10-K, and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     Information required by this item appears in the corporation's 1999 Annual Report to Shareholders and is included in Exhibit 13 to this Form 10-K, and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this item appears in the corporation's 1999 Annual Report to Shareholders and is included in Exhibit 13 to this Form 10-K, and is incorporated herein by reference. Additional financial information is contained in the Financial Data Schedule included as Exhibit 27 to this Form 10-K.

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

     None.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Following is information concerning each Director and Executive Officer of Kaman Corporation including name, age, position with the corporation, and business experience during the last five years:

Brian E. Barents         Mr. Barents, 56, has been a Director
                         since 1996.  He is President and
                         Chief Executive Officer of Galaxy
                         Aerospace Company L.P.  Prior to that
                         he was President and Chief Executive
                         Officer of Learjet, Inc.

T. Jack Cahill           Mr. Cahill, 51, has held various
                         positions with Kaman Industrial
                         Technologies Corporation, a subsidiary
                         of the corporation, since 1975, and has
                         been President of that subsidiary since
                         1993.

E. Reeves Callaway, III  Mr. Callaway, 52, has been a Director since 1995. He is President of The
                         Callaway Advanced Technology Corporation.

Frank C. Carlucci        Mr. Carlucci, 69, has been a Director
                         since 1989.  Prior to that he served as
                         U.S. Secretary of Defense. He is Chairman of The Carlyle Group, merchant bankers, and Chairman of Nortel Networks
                         Corporation (formerly Northern Telecon).
                         Mr. Carlucci is also a director of
                         Ashland, Inc., Neurogen Corporation,
                         Pharmacia & Upjohn, Inc., Quaker Oats
                         Company, Sun Resorts, Ltd., N.V., Texas
                         Biotechnology Corporation, and
                         IRI International Corporation.

Laney J. Chouest, M.D.   Dr. Chouest, 46, has been a Director
                         since 1996.  He is Owner-Manager
                         of Edison Chouest Offshore, Inc.

Candace A. Clark         Ms. Clark, 45, has been Senior Vice
                         President and Chief Legal Officer and
                         Secretary since 1996. Prior to that she served as Vice President and Counsel.
                         Ms. Clark has held various positions
                         with the corporation since 1985.

John A. DiBiaggio        Dr. DiBiaggio, 67, has been a Director
                         since 1984.  He is President and Chief
                         Executive Officer of Tufts University.
                         Prior to that he was President and Chief
                         Executive Officer of Michigan State
                         University.

Ronald M. Galla          Mr. Galla, 49, has been Senior Vice
                         President and Chief Information Officer
                         since 1995.  Prior to that he served as
                         Vice President and director of the
                         corporation's Management Information
                         Systems, a position which he held since
                         1990. Mr. Galla has been director of the corporation's Management Information
                         Systems since 1984.

Robert M. Garneau        Mr. Garneau, 56, has been Executive Vice
                         President and Chief Financial Officer
                         since 1995.  Previously he served as
                         Senior Vice President, Chief Financial
                         Officer and Controller. Mr. Garneau has held various positions with the corporation since 1981.

Huntington Hardisty      Admiral Hardisty (USN-Ret.), 71,
                         President of Kaman Aerospace
                         International Corporation, a
                         subsidiary of the corporation, since
                         1995, retired from employment with
                         that company effective March 1, 2000.
                         He has been a Director since 1991
                         and will continue in that capacity.
                         In addition, he will be a consultant
                         to the corporation for a period of
                         two years. He retired from the U.S. Navy in 1991 having served as Commander-in-
                         Chief for the U.S. Navy Pacific Command
                         since 1988.  He is also a director of
                         Contraves, Inc., MPR Inc., and CNA
                         Corporation.

Charles H. Kaman         Mr. Kaman, 80, has been Chairman of the
                         Board of Directors since 1945.  Until
                         1999 he was also President and Chief
                         Executive Officer of the corporation.

C. William Kaman II      Mr. Kaman, 48, has been a Director
                         since 1992.  He is Chairman and CEO of
                         AirKaman of Jacksonville, Inc., a former subsidiary of the corporation which was sold in 1997 and is no longer affiliated with the corporation. Previously he was Executive Vice President of the corporation and was President of
                         Kaman Music Corporation, a subsidiary of the corporation. Mr. Kaman is the son of Charles H. Kaman, Chairman of the Board of Directors of the corporation.

Walter R. Kozlow         Mr. Kozlow, 64, has been President of
                         Kaman Aerospace Corporation, a subsidiary of the corporation, since 1986, and has held various positions with Kaman
                         Aerospace Corporation since 1960.

Eileen S. Kraus          Ms. Kraus, 61, has been a Director since
                         1995.  She is Chairman (Connecticut) of
                         Fleet National Bank. Since 1979 she has held various positions at Shawmut Bank
                         Connecticut and Shawmut National
                         Corporation, predecessors of Fleet Bank,
                         N.A. and its holding company, Fleet
                         Financial Group.  She is a director of
                         Yankee Energy System, Inc., The Stanley
                         Works, Bestfoods Corporation, ConnectiCare
                         Holding Co., Inc. and ConnectiCare, Inc.

Paul R. Kuhn             Mr. Kuhn, 57, was appointed President and
                         Chief Executive Officer of the corporation and was elected a Director in 1999. From
                         1998 to 1999 he was Senior Vice President,
                         Operations, Aerospace Engine Business,
                         for Coltec Industries, Inc. Prior to that he was Group Vice President, Coltec
                         Industries, Inc. and President of its
                         Chandler Evans division.

Hartzel Z. Lebed         Mr. Lebed, 72, has been a Director since
                         1982, and served as Vice Chairman of the Board of Directors from January, 1999 to
                         September, 1999.  He is the retired
                         President of CIGNA Corporation.

Walter H. Monteith, Jr.  Mr. Monteith, 69, has been a Director since 1987.  He is the retired Chairman
                         of Southern New England Telecommuni-
                         cations Corporation.

Wanda L. Rogers          Mrs. Rogers, 67, has been a Director
                         since 1991.  She is President and Chief
                         Executive Officer of Rogers Helicopters,
                         Inc. She is also a director of Clovis
                         Community Bank.

Robert H. Saunders, Jr.  Mr. Saunders, 59, became President of
                         Kaman Music Corporation, a subsidiary
                         of the corporation, in 1998. Previously he served as Senior Vice President of the corporation since 1995 and also held the position of Senior Executive Vice President of Kaman Music Corporation during a portion of that period.

     Each Director and Executive Officer has been elected for a term of one year and until his or her successor is elected.
The terms of all Directors and Executive Officers are expected to expire as of the Annual Meeting of the Shareholders and Directors of the corporation to be held on April 11, 2000.

     Based upon information provided to the corporation by persons required to file reports under Section 16(a) of the Securities
Exchange Act of 1934, no Section 16(a) Reporting delinquencies occurred in 1999.


ITEM 11.  EXECUTIVE COMPENSATION

A) GENERAL. The following tables provide certain information relating to the compensation of the Corporation's Chief Executive
Officer, its four other most highly compensated executive officers and its directors.

       B)  SUMMARY COMPENSATION TABLE.

               Annual Compensation        Long Term Compensation
               -------------------        ----------------------
(a)         (b)   (c)        (d)    (e)     (f)      (g)       (h)     (i)
                                                                       All
Name and                            Other     AWARDS                  Other
Principal         Salary    Bonus   Annual  RSA   Options/SARs LTIP    Comp.
Position     Year  ($)       ($)    Comp.(1)($)(2) (#Shares) Payments ($)(3)
---------------------------------------------------------------------------
C. H. Kaman  1999 850,000    200,000 363,229 -------  ------- ---  140,000
Chairman
             1998 850,000    408,000 116,201 -------  0/      ---   64,120
                                                       125,000
             1997 750,000    400,000 ------- -------  ------  ---   56,793

P. R. Kuhn   1999 250,000(4) 360,000 ------- 706,250  100,000/---    3,661
President                                              180,000
and Chief    1998 -------    ------- ------- -------  ------- ---   ------
Executive
Officer      1997 -------    ------- ------- -------  ------- ---   ------

R.M.Garneau  1999 400,000    175,000 -------  43,500    9,000/---   12,329
Executive                                                30,000
Vice Pres-   1998 375,000    175,000 ------- 127,500    7,500/---   12,418
ident and                                                12,500
Chief        1997 340,000    185,000 -------  99,375   10,000/---   10,896
Financial                                               100,000
Officer

W.R.Kozlow   1999 275,000    140,000 -------  36,250   7,500/ ---   18,150
President                                               20,000
Kaman        1998 255,000    100,000 -------  85,000   7,500/ ---   13,170
Aerospace                                               10,000
Corporation  1997 240,000    100,000 -------  79,500   9,000/ ---   13,588
                                                        50,000

T.J. Cahill  1999 255,000     51,000 -------  36,250   7,500/ ---    7,449
President,                                              15,000
Kaman        1998 245,000     80,000 -------  85,000   7,500/ ---    7,397
Industrial                                              7,500
Technologies 1997 230,000     90,000 -------  79,500   9,000/ ---    7,754
Corporation                                             50,000









1. The corporation maintains a program pursuant to which it pays for tax and estate planning services provided to executive officers by third parties, up to certain limits. Amounts reported in this column include payments for such services as follows: $152,788 on behalf of C.H. Kaman in 1999 and $91,060 on behalf of C. H. Kaman in 1998. In addition, domestic services were provided to C.H. Kaman in the amount of $98,807 in 1999.

2. As of December 31, 1999, aggregate restricted stock holdings and their year end value were: C.H. Kaman, none; P.R. Kuhn, 50,000 shares valued at $643,750; R.M. Garneau, 17,500 shares valued at $225,313; W.R. Kozlow, 13,500 shares valued at $173,813; and T.J. Cahill, 13,500 shares valued at $173,813. Restrictions lapse at the rate of 20% per year for all awards, beginning one year after the grant date provided recipient remains an employee of the corporation or a subsidiary. Awards reported in this column are as follows: P. R. Kuhn, 50,000 shares in 1999; R. M. Garneau, 3,000 shares in 1999, 7,500 shares in 1998, and 7,500 shares in 1997; W.R. Kozlow, 2,500 shares in 1999, 5,000 shares in 1998, and
6,000 shares in 1997; and T.J. Cahill, 2,500 shares in 1999, 5,000 shares in 1998, and 6,000 shares in 1997. Dividends are paid on the restricted stock.

3. Amounts reported in this column consist of: C.H. Kaman, $53,000 - Officer 162 Insurance Program, $87,000 - medical expense reimbursement program ("MERP") plus amounts attributable to the corporation's direct medical expense reimbursement to Mr. Kaman; P.R. Kuhn, $1,566 - Senior executive life insurance program ("Executive Life"), $2,000 - employer matching contributions to the Kaman Corporation Thrift and Retirement Plan (the "Thrift Plan employer match"); $95 - MERP; R.M. Garneau, $3,701- Executive Life, $851 - Officer 162 Insurance Program, $2,000 - Thrift Plan employer match, $590 - MERP, $5,187 - all supplemental employer contributions under the Kaman Corporation Deferred Compensation Plan ("supplemental employer contributions"); W.R. Kozlow, $7,963
- Executive Life, $2,000 - Thrift Plan employer match, $5,000 - MERP, $3,187 - supplemental employer contributions; and T.J. Cahill, $2,296- Executive Life, $2,000 - Thrift Plan employer match, $1,328 - MERP, $1,825- supplemental employer contributions.

4. P.R. Kuhn joined the corporation on August 2, 1999 as President and Chief Executive Officer.




C)  OPTION/SAR GRANTS IN THE LAST FISCAL YEAR:

----------------------------------------------------------------------------
                                                       Potential Realizable
                                                       Value at Assumed
                                                       Annual Rates of
                                                       Stock Price
                                                       Appreciation for
                  Individual Grants                    Option Term*
----------------------------------------------------------------------------
(a)             (b)        (c)        (d)        (e)      (f)      (g)
                       % of Total
                        Options/
                          SARs**
              Options/  Granted to
                SARs**  Employees  Exercise or
              Granted   in Fiscal   Base Price  Expiration
Name            (#)        Year     ($/Sh)        Date     5%($)   10%($)
----------------------------------------------------------------------------
C. H. Kaman   0/           0/        -----    -------  ---------  ---------
              0            0

P. R. Kuhn    100,000/     31.97/    14.125   8/02/09   2,487,278 6,303,251
              180,000      66.67

R. M. Garneau 9,000/       2.88/     14.50    2/09/09     355,640   901,261
              30,000       11.11

W. R. Kozlow  7,500/       2.40/     14.50    2/09/09     250,772   635,505
              20,000       7.41

T. J. Cahill  7,500/       2.40/     14.50    2/09/09     205,177   519,958
              15,000       5.56



*The information provided herein is required by Securities and Exchange
Commission rules and is not intended to be a projection of future common stock prices.

**Stock Appreciation Rights (SARs) payable in cash only, not in shares of common stock.

D) AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR, AND
   FISCAL YEAR-END OPTION/SAR VALUES.

                                                    Value of
                                     Number of      Unexercised
                                     Unexercised    in-the-money
                                     options        options*
              Options                at FY-end (#)  at FY-end ($)
              acquired on  Value     exercisable/   exercisable/
 Name         Exercise(#)  realized  unexercisable  unexercisable
  (a)            (b)         (c)        (d)            (e)
-------------------------------------------------------------------
C. H. Kaman     none       none       20,000/0       102,500/0

P. R. Kuhn      "          "          0/100,000      0/0

R. M. Garneau   "          "          32,500/26,500  85,125/12,250

W. R. Kozlow    "          "          31,500/24,000  83,625/11,250

T. J. Cahill    "          "          26,000/24,000  58,063/11,250


                                                    Value of
                                     Number of      Unexercised
                                     Unexercised    in-the-money
                                     SARs           SARs*
              SARs                   at FY-end (#)  at FY-end ($)
              acquired on  Value     exercisable/   exercisable/
 Name         Exercise(#)  realized  unexercisable  unexercisable
  (a)            (b)         (c)        (d)            (e)
-------------------------------------------------------------------
C. H. Kaman     none       none       25,000/100,000     0/0

P. R. Kuhn      "          "          0/180,000          0/0

R. M. Garneau   "          "          42,500/100,000     0/0

W. R. Kozlow    "          "          22,000/58,000      0/0

T. J. Cahill    "          "          21,500/51,000      0/0

*Difference between the 12/31/99 FMV and the exercise price(s).

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

                        PENSION PLAN TABLE
                         Years of Service
Remuneration*    15        20       25         30        35
-----------------------------------------------------------------
  125,000    33,381    44,731    55,412      66,762      66,762
  150,000    40,881    54,781    67,862      81,762      81,762
  175,000    48,381    64,831    80,312      96,762      96,762
  200,000    55,881    74,881    92,762     111,762     111,762
  225,000    63,381    84,931   105,212     126,762     126,762
  250,000    70,881    94,981   117,662     141,762     141,762
  300,000    85,881   115,081   142,562     171,762     171,762
  350,000   100,881   135,181   167,462     201,762     201,762
  400,000   115,881   155,281   192,362     231,762     231,762
  450,000   130,881   175,381   217,262     261,762     261,762
  500,000   145,881   195,481   242,162     291,762     291,762
  750,000   220,881   295,981   366,662     441,762     441,762
1,000,000   295,881   396,481   491,162     591,762     591,762
1,250,000   370,881   496,981   615,662     741,762     741,762
1,500,000   445,881   597,481   740,162     891,762     891,762
1,750,000   520,881   697,981   864,662   1,041,762   1,041,762
2,000,000   595,881   798,481   989,162   1,191,762   1,191,762

*Remuneration: Average of the highest five consecutive years of "Covered Compensation" out of the final ten years of service.

     "Covered Compensation" means "W-2 earnings" or "base earnings", if greater, as defined in the Pension Plan. W-2 earnings for pension purposes consist of salary (including 401(k) and Section 125/129 Plan contributions but not deferrals under a non-qualified Deferred Compensation Plan), bonus and taxable income attributable to restricted stock awards and the cash out of employee stock options. Salary and bonus amounts for the named Executive Officers for 1999 are as shown on the Summary Compensation Table. Compensation deferred under the Corporation's non-qualified deferred compensation plan is included in Covered Compensation here because it is covered by the Corporation's unfunded supplemental employees' retirement plan for the participants in that plan.

     Current Compensation covered by the Pension Plan for any named executive whose Covered Compensation differs by more than 10% from the compensation disclosed for that executive in the Summary Compensation Table: Mr. Kaman, $1,258,000; Mr. Garneau, $662,709; Mr. Cahill, $404,937.

     Federal law imposes certain limitations on annual pension benefits under the Pension Plan. For the named executive officers who are participants, the excess will be paid under the Corporation's unfunded supplemental employees' retirement plan.

The Executive Officers named in Item 11(b) are participants in the plan and as of December 31, 1999, had the number of years of credited service indicated: Mr. Kaman - 54.1 years; Mr. Kuhn -
2.0; Mr. Garneau - 18.48 years; Mr. Kozlow - 39.7 years; Mr. Cahill
- 24.7 years.

     Benefits are computed generally in accordance with the benefit formula described above.

G) COMPENSATION OF DIRECTORS. In general, non-employee members of the Board of Directors of the corporation receive an annual retainer of $20,000 and a fee of $1,000 for attending each meeting of the Board and each meeting of a Committee of the Board, except that the Chairman of the Audit Committee receives a fee of $1,250 for attending each meeting of that Committee. Such fees may be received on a deferred basis. In addition, each non-employee director will receive a Restricted Stock Award for 500 shares (issued pursuant to the corporation's Stock Incentive Plan), providing for immediate vesting upon election as a director at the corporation's 2000 Annual Meeting of Shareholders.

H)   EMPLOYMENT CONTRACTS AND TERMINATION, SEVERANCE AND CHANGE
OF CONTROL ARRANGEMENTS. The corporation has entered an arrangement with Mr. C. H. Kaman that (1) in the event he retires or dies during active employment with the corporation, he and/or Mrs. Kaman will be provided with medical/dental benefits for the remainder of their lives; and (2) in the event he becomes disabled during active employment, he will be assured of receiving an amount equal to his then current annual base salary for the remainder of his life. In addition, the corporation has entered into certain Employment Agreements and Change in Control Agreements with certain Executive Officers, copies of which were filed as exhibits to the corporation's report on Form 10-Q (Document 54381-99-14) filed with the Securities and Exchange Commission on November 12, 1999. The Employment Agreement and Change in Control Agreement for Mr. P. R. Kuhn were amended and restated as of November 16, 1999, and are attached as Exhibit 10c(I) and 10c(II), respectively, to this Form 10-K.

The corporation has also entered into an agreement with Admiral Hardisty providing him with a separation payment in the amount of $370,000 and retaining him as a consultant for a period of two years following his retirement from regular employment effective March 1, 2000 at a per diem rate of $1,000.00. A copy of such agreement is attached as Exhibit 10d to this Form 10-K.

In addition, the corporation has an agreement with Mr. C. William
Kaman, retaining him as a Senior Executive Advisor through December 31, 2001 at the annual rate of $245,000. A copy of such agreement appears as Exhibit 10(c) to the corporation's 1998 Form 10-K
(Document 54381-99-3) filed with the Securities and Exchange
Commission on March 16, 1999.

Except as disclosed in Item 13, and except as described above and in connection with the corporation's Pension Plan and the corporation's non-qualified Deferred Compensation Plan, the corporation has no other employment contract, plan or arrangement with respect to any named executive which relates to employment termination for any reason, including resignation, retirement or otherwise, or a change in control of the corporation or a change in any such executive officer's responsibilities following a change of control, which exceeds or could exceed $100,000.

I)   Not Applicable.

J)   COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
IN COMPENSATION DECISIONS.

     1) The following persons served as members of the Personnel and Compensation Committee of the Corporation's Board of Directors during the last fiscal year: Frank C. Carlucci, Brian E. Barents,
Eileen S. Kraus, and Walter H. Monteith, Jr.

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

-----------------------------------------------------------------
Class of                          Number of Shares
Common     Name and Address       Owned as of        Percentage
Stock      Beneficial Owner       February 1, 2000     of Class
-----------------------------------------------------------------
Class B    Charles H. Kaman          258,375(1)          38.69%
           Kaman Corporation
           Blue Hills Avenue
           Bloomfield, CT 06002

Class B    Newgate Associates        199,802             29.91%
           Limited Partnership
           c/o Murtha, Cullina,
             Richter and Pinney LLP
           CityPlace I
           185 Asylum Street
           Hartford, CT 06103

Class B    C. William Kaman, II       64,446(2)           9.65%
           c/o AirKaman of
             Jacksonville, Inc.
           Jacksonville International
             Airport
           14700 Yonge Drive
           Jacksonville, FL 32218

Class B    Robert D. Moses            51,177(3)           7.66%
           Farmington Woods
           Avon, CT 06001

(1)      Excludes 1,471 shares held by Mrs. Kaman.  Excludes
         199,802 shares reported separately above and held by Newgate Associates Limited Partnership, a limited partnership in which Mr. Kaman serves as general partner.
(2) Excludes 4,800 shares held as trustee for the benefit of certain family members.
(3) Includes 39,696 shares held by a partnership controlled by Mr. Moses.

     (b) SECURITY OWNERSHIP OF MANAGEMENT. The following is information concerning beneficial ownership of the Corporation's stock by each Director of the corporation, each Executive Officer of the corporation named in the Summary Compensation Table, and all Directors and Executive Officers of the corporation as a group. Ownership is direct unless otherwise noted.

                    Class of     Number of Shares Owned   Percentage
Name               Common Stock  as of February 1, 2000     of Class
--------------------------------------------------------------------
Brian E. Barents        Class A          1,500             *
T. Jack Cahill          Class A         70,830(1)          *
E. Reeves Callaway      Class A          1,500             *
Frank C. Carlucci       Class A          4,500(2)          *
Laney J. Chouest        Class A          6,831             *
John A. DiBiaggio       Class A          1,500             *
Robert M. Garneau       Class A         71,995(3)          *
                        Class B         23,236            3.48%
Huntington Hardisty     Class A         36,600(4)          *
Charles H. Kaman        Class A        160,004(5)          *
                        Class B        258,375(6)        38.69%
C. William Kaman, II    Class A         88,288(7)          *
                        Class B         64,446(8)         9.65%
Walter R. Kozlow        Class A         93,175(9)          *
                        Class B            296             *
Paul R. Kuhn            Class A         50,000             *
Eileen S. Kraus         Class A          2,129             *
Hartzel Z. Lebed        Class A         17,642(10)         *
Walter H. Monteith, Jr. Class A          1,700             *
Wanda L. Rogers         Class A          1,500             *
All Directors and
Executive Officers      Class A        674,475(11)        2.98%
as a group **           Class B        348,235           52.14%

*    Less than one percent.
** Excludes 23,612 Class A shares and 1,471 Class B shares held by spouses of certain Directors and Executive Officers.

(1) Includes 34,100 shares subject to the exercisable portion of stock options.
(2) Includes 3,500 shares held jointly with Mrs. Carlucci.
(3) Includes 41,300 shares subject to the exercisable portion of stock options.
(4) Includes 17,100 shares subject to the exercisable portion of stock options.






(5) Excludes the following:   23,132 shares held by Mrs. Kaman;
    8,010 shares held by Fidelco Guide Dog Foundation, Inc., a charitable foundation of which Mr. Kaman is President and Director, in which shares Mr. Kaman disclaims beneficial ownership; 184,434 shares held by Newgate Associates
    Limited Partnership, a limited partnership of which Mr.
    Kaman is the general partner; 21,816 shares held by Oldgate Limited Partnership ("Oldgate") a limited partnership of which Mr. Kaman is the general partner; 127,034 shares held by Oldgate and as to which shares Mr. Kaman disclaims beneficial interest, such portion of Oldgate having been placed in an irrevocable trust; and 70,500 shares held by the Charles H. Kaman Charitable Foundation, a private charitable foundation. Includes 20,000 shares subject to exercisable portion of stock options.
(6) Excludes the following: 1,471 shares held by Mrs. Kaman and 199,802 shares held by Newgate Associates Limited Partnership, a limited partnership of which Mr. Kaman is the general partner.
(7) Includes 25,300 shares subject to exercisable portion of stock options; and excludes 87,582 shares held by Mr. Kaman as Trustee, in which shares Mr. Kaman disclaims any beneficial ownership.
(8) Excludes 4,800 shares held by Mr. Kaman as Trustee in which shares Mr. Kaman disclaims any beneficial ownership.
(9) Includes 39,600 shares subject to exercisable portion of stock options.
(10)Includes shares held jointly with Mrs. Lebed, and 8,000 shares held in an Individual Retirement Account, excludes 480 shares held by Mrs. Lebed.
(11)Includes 212,000 shares subject to exercisable portion of stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1999, the corporation obtained legal services from the Hartford, Connecticut law firm of Murtha, Cullina, Richter and Pinney LLP of which Mr. John S. Murtha, who served as a Director of the corporation through April, 1999, is of counsel. The corporation also obtained video production services in the amount of $103,642 from Polykonn Corporation, a corporation controlled by Mr. Steven Kaman, son of Charles H. Kaman, Chairman of the corporation.

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


  (b)     REPORTS ON FORM 8-K.

          The following report on Form 8-K was filed during the fourth quarter of 1999.

               Date Filed        Item No.          Accession Number
               ----------------------------------------------------
               December 21, 1999    5, 7           54381-99-17

                              SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bloomfield, State of Connecticut, on this 20th day of March, 2000.

                           KAMAN CORPORATION
                           (Registrant)

                           By Paul R. Kuhn, President
                           and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:            Title:                             Date:
-------------------------------------------------------------------

Paul R. Kuhn          President, Chief Executive     March 20, 2000
                      Officer and Director

Robert M. Garneau     Executive Vice President       March 20, 2000
                      and Chief Financial Officer
                      (Principal Financial and
                      Accounting Officer)

Paul R. Kuhn                                         March 20, 2000
Attorney-in-Fact for:

    Brian E. Barents         Director
    E. Reeves Callaway, III  Director
    Frank C. Carlucci        Director
    Laney J. Chouest         Director
    John A. DiBiaggio        Director
    Huntington Hardisty      Director
    Charles H. Kaman         Director
    C. William Kaman, II     Director
    Eileen S. Kraus          Director
    Hartzel Z. Lebed         Director
    Walter H. Monteith, Jr.  Director
    Wanda L. Rogers          Director

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

    Schedule II - Valuation and Qualifying Accounts

REPORT OF INDEPENDENT AUDITORS



KPMG LLP
Certified Public Accountants
CityPlace II
Hartford, Connecticut 06103

The Board of Directors and Shareholders
Kaman Corporation:

Under date of January 24, 2000, we reported on the consolidated balance sheets of Kaman Corporation and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the 1999 annual report to shareholders. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP



Hartford, Connecticut
March 17, 2000

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
                 ======     ======     ======   ======     ======

                          YEAR ENDED DECEMBER 31, 1999
                                   Additions
                 BALANCE    CHARGED TO                     BALANCE
                 JANUARY 1, COSTS AND                      DECEMBER 31,
DESCRIPTION      1999       EXPENSES   OTHERS  DEDUCTIONS  1999
Allowance for
doubtful
accounts         $4,047     $1,355     $-----   $  883(A)  $4,519
                 ======     ======     ======   ======     ======
Accumulated
amortization
of goodwill      $1,488     $  110     $-----   $-----     $1,598
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

Exhibit 3b    The By-Laws of the corporation           by reference
              as amended on February 9, 1999
              has been filed with the Securities
              and Exchange Commission on Form
              10-K on March 16, 1999, as
              Document No. 99-03.

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

Exhibit 10c(I)  Employment Agreement between Kaman    Attached
                Corporation and Paul R. Kuhn dated
                November 16, 1999.

Exhibit 10c(II) Change of Control Agreement between   Attached
                Kaman Corporation and Paul R. Kuhn
                dated November 16, 1999

Exhibit 10d     Agreement between Kaman Corporation    Attached
                and Huntington Hardisty dated
                February 24, 2000.

Exhibit 11      Statement regarding computation        Attached
                of per share earnings.

Exhibit 13      Portions of the Corporation's          Attached
                1999 Annual Report to
                Shareholders as required by
                Item 8.

Exhibit 21      Subsidiaries.                          Attached

Exhibit 23      Consent of Independent Auditors.       Attached

Exhibit 24      Power of attorney under which          Attached
                this report has been signed on
                behalf of certain directors.

Exhibit 27      Financial Data Schedule                Attached