Form 10-Q
period 2000-03-31
KAMAN CORP
filed 2000-05-11
CIK 54381

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
--- SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
    March 31, 2000.
    ---------------
    OR

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

                           Yes x   No
                              ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 1, 2000:

                         Class A Common   22,491,026
                         Class B Common      667,814



                           Page 1 of 16 Pages

                     KAMAN CORPORATION AND SUBSIDIARIES
                       PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
             Condensed Consolidated Balance Sheets(In thousands)

            Assets                      March 31, 2000     December 31, 1999
            ------                     -----------------  ------------------
Current assets:
  Cash and cash equivalents                    $  61,180           $  76,249
  Accounts receivable (net of
    allowance for doubtful
    accounts of $4,684 in
    2000, $4,519 in 1999)                        189,136             156,173
  Inventories:
    Contracts and other
      work in process                   45,603              51,987
    Finished goods                      56,356              58,560
    Merchandise for resale              86,624   188,583    89,184   199,731
                                       -------             -------
  Other current assets                            28,026              27,958
                                                --------             -------
    Total current assets                         466,925             460,111

Property, plant & equip., at cost      168,098             166,754
  Less accumulated depreciation
    and amortization                   105,160             102,422
                                       -------             -------
  Net property, plant & equipment                 62,938              64,332
Other assets                                       9,987               9,760
                                                --------            --------
                                               $ 539,850           $ 534,203
                                                ========            ========
            Liabilities and Shareholders' Equity
            ------------------------------------
Current liabilities:
  Notes payable                                $   4,213           $   4,514
  Accounts payable                                51,651              48,760
  Accrued liabilities                             26,722              31,421
  Advances on contracts                           47,652              50,243
  Other current liabilities                       31,646              29,499
  Income taxes payable                             7,403               3,937
                                                --------             -------
    Total current liabilities                    169,287             168,374

Deferred credits                                  23,440              22,906
Long-term debt, excl. current portion             24,886              26,546
Shareholders' equity                             322,237             316,377
                                                --------            --------
                                               $ 539,850           $ 534,203
                                                ========            ========

                     KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 1. Financial Statements, Continued:

               Condensed Consolidated Statements of Operations
                  (In thousands except per share amounts)

                                                   For the Three Months
                                                      Ended March 31,
                                                   --------------------
                                                   2000            1999
                                                   ----            ----
Revenues                                       $  259,976      $  249,831

Costs and expenses:
  Cost of sales                                   194,620         184,714
  Selling, general and
    administrative expense                         51,978          52,951
  Interest income, net                               (350)           (160)
  Other expense, net                                  307             256
                                                 --------         -------
                                                  246,555         237,761
                                                 --------         -------

Earnings before income taxes                       13,421          12,070

Income taxes                                        4,865           4,797
                                                 --------         -------
Net earnings                                   $    8,556       $   7,273
                                                 ========         =======
Net earnings per share:
  Basic                                        $      .37       $     .31
  Diluted                                      $      .36       $     .30
                                                 ========         =======

Dividends declared per share                   $      .11       $     .11
                                                 ========         =======


                         KAMAN CORPORATION AND SUBSIDIARIES
                      PART I - FINANCIAL INFORMATION, Continued

Item 1. Financial Statements, Continued:

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                     For the Three Months
                                                        Ended March 31,
                                                    --------------------
                                                       2000       1999
                                                    ---------   --------
Cash flows from operating activities:
  Net earnings                                      $   8,556  $   7,273
  Depreciation and amortization                         2,912      2,915
  Accounts receivable                                 (32,963)    26,915
  Inventory                                            11,148      3,404
  Advances on contracts                                (2,591)   (10,860)
  Income taxes payable                                  3,466      1,717
  Changes in other current assets and liabilities         270     (2,169)
  Other, net                                              638        551
                                                     --------   --------
    Cash provided by (used in) operating
      activities                                       (8,564)    29,746
                                                     --------   --------
Cash flows from investing activities:
  Expenditures for property, plant & equipment         (1,471)    (1,796)
  Other, net                                              (88)        42
                                                     --------   --------
    Cash provided by (used in) investing
      activities                                       (1,559)    (1,754)
                                                     --------   --------
Cash flows from financing activities:
  Additions (reductions) to notes payable                (301)       292
  Reductions to long-term debt                         (1,660)    (1,660)
  Purchase of treasury stock                             (833)    (2,014)
  Dividends paid                                       (2,544)    (2,605)
  Other, net                                              392        493
                                                     --------   --------
    Cash provided by (used in) financing
      activities                                       (4,946)    (5,494)
                                                     --------   --------

Net increase (decrease) in cash and cash equivalents  (15,069)    22,498

Cash and cash equivalents at beginning of period       76,249     65,130
                                                     --------   --------
Cash and cash equivalents at end of period          $  61,180  $  87,628
                                                     ========   ========

                     KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:

            Notes to Condensed Consolidated Financial Statements
                             (In thousands)

Basis of Presentation
----------------------

The December 31, 1999 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of Kaman Corporation and subsidiaries.

In the opinion of management, the balance of the condensed financial information reflects all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented and are of a normal recurring nature, unless otherwise disclosed in this report.

The statements should be read in conjunction with the notes to the consolidated financial statements included in Kaman Corporation's
1999 Annual Report.


Cash Flow Items
---------------

Cash payments for interest were $1,032 and $1,051 for the three months ended March 31, 2000 and 1999, respectively. Cash payments for income taxes for the comparable periods were $1,255 and $1,279, respectively.


Comprehensive Income
--------------------

Comprehensive income was $8,550 and $7,325 for the three months ended March 31, 2000 and 1999, respectively, as the result of foreign currency translation adjustments.

                KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:

          Notes to Condensed Consolidated Financial Statements
                            (In thousands)

Business Segments
-----------------
Summarized financial information by business segment is as follows:

                                                    For the Three Months
                                                        Ended March 31,
                                                    --------------------
                                                       2000       1999
                                                    ---------   --------
  Net sales:
      Aerospace                                    $  96,457   $  92,762
      Industrial Distribution                        133,229     128,657
      Music Distribution                              29,969      28,014
                                                    --------    --------
                                                   $ 259,655   $ 249,433
                                                    ========    ========
    Operating profit:
      Aerospace                                    $  10,801   $  10,384
      Industrial Distribution                          5,510       4,007
      Music Distribution                               1,529       1,296
                                                    --------    --------
                                                      17,840      15,687

      Interest, corporate and other expense, net      (4,419)     (3,617)
                                                    --------    --------
      Earnings before income taxes                 $  13,421   $  12,070
                                                    ========    ========

                                                    March 31, December 31,
                                                      2000        1999
                                                    --------    --------
Identifiable assets:
      Aerospace                                    $ 269,043   $ 251,443
      Industrial Distribution                        146,399     141,913
      Music Distribution                              52,051      53,714
      Corporate                                       72,357      87,133
                                                    --------    --------
                                                   $ 539,850   $ 534,203
                                                    ========    ========

                 KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:

          Notes to Condensed Consolidated Financial Statements
                            (In thousands)

Restructuring Charge
--------------------

The corporation's Industrial Distribution segment has undertaken initiatives to streamline its operational structure and increase efficiency. As a result, the segment took a restructuring charge of $4,132 in the fourth quarter of 1999. Of the total restructuring charge, approximately $1,300 relates to severance costs for approximately 65 branch operations and regional management employees that the segment expected to separate from service in 2000. During the first quarter of 2000, 45 people have been separated from service. The remaining balance of the restructuring charge relates to costs to close down 10 branches and three other facilities in 2000.

The following table summarizes the payments made against the restructuring charge in 2000:

                              Employee           Branch
                            Termination      Consolidation and
                              Benefits       Facility Closures     Total
                            ------------     -----------------    -------
Restructuring charge-
December 31, 1999            $ 1,300             $ 2,832          $ 4,132

Cash payments                   (335)               (753)          (1,088)
                              ------              ------           ------
Restructuring charge-
March 31, 2000               $   965             $ 2,079          $ 3,044
                              ======              ======           ======

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Results of Operations
---------------------
Consolidated revenues for the three months ended March 31, 2000 increased 4.1% compared to the same period of 1999.

Industrial Distribution segment net sales increased 3.6% for the first quarter of 2000 compared to the same period of 1999, due to improvements in market conditions for the segment's product offerings. This segment serves nearly every sector of U.S. industry and thus tends to be influenced by industrial production levels. For the past two years the segment has experienced significant pressures due to the adverse effects of global economic difficulties upon export demand in several key industry customers, from mining, primary metals and paper to chemicals. U.S. industrial production and capacity utilization rates (excluding semi-conductors and computers), reached near recession levels in mid-1998 as a result of the depressed export market. Conditions began to improve in late 1999; since the industrial distribution business tends to experience a lag in effect from such changes in production and capacity utilization, the segment began to experience the positive effects of these changes during the first quarter of 2000. Management also believes that certain initiatives announced in December of last year have led to increased efficiency and service to customers; specifically, the segment reorganized its sales, marketing and field management structure, consolidated certain branch locations and closed others and conducted an extensive program to write-off or dispose of obsolete or excess inventory to the ongoing organization.

The Industrial Distribution segment is also developing an Internet e-Commerce site that will include a complete catalog of product offerings, containing more than one million industrial products, and will provide an important new channel for both current and potential customers to transact business with the segment. Management anticipates that the site will be implemented during the third quarter 2000.

Aerospace segment net sales increased 4% for the first quarter of 2000 compared to the first quarter of 1999, due to its SH-2G and K-MAX (Registered Trademark) helicopter programs. The Aerospace segment's principal programs include the SH-2G multi-mission naval helicopter, the K-MAX repetitive lift helicopter, subcontract work involving aircraft structures, and the manufacture of components such as self-lubricating bearings and driveline couplings for aircraft applications.

                        KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

The SH-2G helicopter program generally involves retrofit of the corporation's SH-2F helicopters, previously manufactured for the U.S. Navy (currently from aircraft in desert storage) to the SH-2G configuration. The corporation is currently performing this work under commercial contracts with the governments of Australia and New Zealand. The program for Australia involves eleven (11) helicopters (incorporating a new cockpit and new weapons and sensors) with support, including a support services facility, for the Royal Australian Navy. The total contract has an anticipated value of about $680 million (US). The helicopter production portion of the work is valued at $559 million, of which 58% has been recorded as revenue. The program for New Zealand involves five (5) aircraft and support for the New Zealand defense forces. The contract has an anticipated value of $180 million (US), of which 63% has now been recorded as revenue. Work is proceeding and deliveries for both programs are now scheduled to begin in early 2001. Litton Guidance and Control Systems, a division of Litton Industries, Inc., is a major subcontractor for these SH-2G programs, being responsible for providing avionics system hardware and integration software. Litton has publicly stated that it is incurring additional costs to perform its contract with the corporation for the Australian program (which is a fixed price contract) and has submitted certain proposals for equitable adjustment. Litton has also publicly expressed its commitment to work with the corporation and the Australian government to successfully complete the SH-2G program. Management is in the process of evaluating and responding to Litton's proposals and intends to pursue a mutually appropriate resolution with the Australian government and this subcontractor.

The corporation continues to provide on-site support in the Republic of Egypt for ten (10) SH-2G helicopters that were delivered in 1998 under that country's foreign military sale agreement with the U.S. Navy.

The corporation continues its marketing program to build and enhance familiarization with the SH-2's capabilities among various foreign governments. This market is highly competitive and is also influenced by economic and political conditions. The corporation continues to pursue this business, including possible further orders from current customers.

The SH-2 is an aircraft that was originally manufactured for the U.S. Navy. This is no longer done; however, the U.S. Naval Reserve maintains twelve (12) SH-2G aircraft active in its fleet. While these aircraft remain in service, the corporation will continue providing logistics and spare parts support for the aircraft. The

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

corporation has taken a consignment of the U.S. Navy's inventory of SH-2 spare parts; the initial agreement has been extended beyond its scheduled September 1999 expiration date in the expectation that the parties will eventually reach agreement on a longer term arrangement. The overall objective is for the corporation to provide further support of the U.S. Naval Reserve requirements while having the ability to utilize certain inventory for support of the corporation's other SH-2 programs.

In March of this year, the corporation sold one K-MAX medium to heavy lift "aerial truck" helicopter to an operator located in Germany, principally for use in the logging industry. On March 28, 2000 the K-MAX aircraft received certification from Austria's civil aviation authority. In conjunction with that certification, a helicopter was sold to an Austrian operator in April for use in logging and general construction. During the past two years, the K-MAX program has experienced market difficulties due in significant part to conditions in the commercial logging industry, the aircraft's principal application to date. The corporation continues to refocus sales efforts on further development of global market opportunities in other industries, including oil and gas exploration, power line and other utility construction, fire
fighting, and movement of equipment.   These efforts are ongoing;
management continues to believe that successful sales development in these markets will take some time to achieve.

The Aerospace segment also performs subcontract work for certain airframe manufacturing programs and manufactures various components, including self-lubricating bearings for use principally in aircraft. During the first quarter of 2000, this business continued to experience some softness due to a slowdown of growth trends in the commercial aviation industry. The corporation has been pursuing opportunities and in March 2000, the corporation was awarded a contract by MD Helicopters to build fuselages for MD 500 and MD 600 commercial helicopters. The multi-year program has an estimated potential value of $100 million.

The Aerospace segment is continuing to implement "lean thinking" strategies throughout the organization in order to further enhance efficiency and reduce costs.

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

Music Distribution net sales increased 7% for the quarter ended March 31, 2000 compared to the same period of 1999, reflecting continued improvement in domestic markets as well as some increase in demand internationally. This segment introduced a business-to-business Internet e-Commerce site during the quarter which has a fully integrated web order entry and customer service capability. Management is encouraged by the interest that the site has already generated from its customers.

The segments' total operating profit for the quarter ended
March 31, 2000 was up 13.7% compared to the same period of 1999. This result is principally attributable to increased sales and improved operating efficiency in the Industrial Distribution segment, for which operating profit increased 37.5%. Operating profit for the Aerospace segment increased 4%; the principal contributors to operating profit during the quarter were the aircraft structures and components business and the SH-2G helicopter programs. Operating profit for the Music Distribution business was up 18% due to increased sales in that segment.

Net earnings for the first quarter of 2000 were 36 cents per common share on a diluted basis compared to 30 cents per common share for the first quarter of 1999 on the same basis.

For the quarter ended March 31, 2000, interest income earned from investment of surplus cash more than offset interest expense.

The consolidated effective income tax rate was 36.2% for the first quarter of 2000 compared to 39.7% for the same period of 1999.

The corporation has not experienced any adverse impact upon its business operations as a result of the arrival of the year 2000.

Liquidity and Capital Resources
-------------------------------
The corporation's cash flow from operations has generally been sufficient to finance a significant portion of its working capital and other capital requirements.

During the first quarter of 2000, operating activities used cash, primarily due to increases in accounts receivable for the Aerospace segment's SH-2G helicopter program as well as accounts receivable increases in the Industrial Distribution segment due to increased sales. This was offset to some extent by decreases in inventories in both the Aerospace and Industrial Distribution segments. During the quarter, cash used in investing activities was for items such as acquisition of machinery and computer equipment used in

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

manufacturing and distribution. Cash used by financing activities was primarily attributable to the payment of dividends to common shareholders, the sinking fund requirement for the corporation's debentures (described below) and repurchase of Class A common stock pursuant to a repurchase program for use in connection with administration of the corporation's stock plans and for general corporate purposes. In February 2000, the corporation's board of directors approved a stock repurchase program providing for repurchase of an additional 1.4 million Class A common shares for the above-described purposes.

The corporation had $56.9 million in surplus cash at March 31, 2000, with an average of $57.8 million for the quarter. These funds have been invested in high-quality short-term investments.

At March 31, 2000, the corporation had approximately $26.5 million of its 6% convertible subordinated debentures outstanding. The debentures are convertible into shares of Class A common stock at any time on or before March 15, 2012 at a conversion price of $23.36 per share, generally at the option of the holder. Pursuant to a sinking fund requirement that began March 15, 1997, the corporation redeems approximately $1.7 million of the outstanding principal of the debentures each year.

The corporation maintains a revolving credit agreement involving a group of domestic and foreign banks for borrowing purposes. This facility provides a maximum unsecured line of credit of $250 million. The agreement has a term of five years ending in January 2001, and contains various covenants, including debt to capitalization, consolidated net worth requirements, and limitations on other loan indebtedness that the corporation may incur. As of March 31, 2000, the corporation had no outstanding borrowings under this agreement. In due course, the corporation will plan to replace the expiring agreement with another arrangement that meets its financing requirements.

Letters of credit are generally considered borrowings for purposes of the revolving credit agreement. The governments of Australia and New Zealand made advance payments of $104.3 million in connection with their SH-2G contracts in 1997 and those payments were fully secured by the corporation through issuance of irrevocable letters of credit. At present, the face amount of these letters of credit has been reduced to $46.2 million in accordance with the terms of the relevant contracts. Further reductions are anticipated as certain contract milestones are reached.

Management believes that the corporation's cash flow from operations and available unused bank line of credit under its revolving credit agreement will be sufficient to finance its working capital and other capital requirements for the foreseeable future.

Forward-Looking Statements
--------------------------

This report contains forward-looking information relating to the corporation's business and prospects, including the SH-2G and K-MAX helicopter programs, specialty self-lubricating bearings and couplings, the industrial and music distribution businesses, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of contract negotiations with government authorities, including foreign governments; 2) political developments in countries where the corporation intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) economic and competitive conditions in markets served by the corporation, including industry consolidation in the United States and global economic conditions; 5) the timing, degree and scope of market acceptance for products such as a repetitive lift helicopter; 6) U.S. industrial production levels;
7) achievement and continuation of Year 2000 compliance by the corporation, its customers, suppliers, and service providers, including various federal, state and foreign governments and agencies thereof; 8) currency exchange rates, taxes, laws and regulations, inflation rates, general business conditions and other factors. Any forward-looking information should be considered with these factors in mind.

                  KAMAN CORPORATION AND SUBSIDIARIES
                     Part II - OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders

         The annual meeting of the shareholders of the Corporation was held at the offices of the Corporation on April 11, 2000. Following is a brief description of each matter voted upon at the meeting:

1. Election of Directors
   ---------------------

         The following thirteen (13) individuals were elected directors of the Corporation to serve until the next annual meeting and until their successors have been elected:

              Brian E. Barents              C. William Kaman II
              E. Reeves Callaway III        Eileen S. Kraus
              Frank C. Carlucci             Paul R. Kuhn
              Laney J. Chouest              Hartzel Z. Lebed
              John A. DiBiaggio             Walter H. Monteith, Jr.
              Huntington Hardisty           Wanda Lee Rogers
              Charles H. Kaman

         For each director, the Class B shareholders voted 621,791 shares in favor, none against, with no abstentions and no broker non-votes.


2. Authority to Elect One (1) Additional Director
   ----------------------------------------------
         A proposal to authorize the Board of Directors to elect one (1) additional director during the ensuing year was adopted by the Class B shareholders who voted 621,503 in favor and 288 shares against, with no abstentions and no broker non-votes.


3.  Appointment of KPMG LLP
    -----------------------
         A proposal to appoint KPMG LLP as the Corporation's auditors during the ensuing year was adopted by the Class B shareholders who voted
621,791 shares in favor, none against, with no abstentions and no broker non-votes.

                         KAMAN CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits to Form 10-Q:

              (11)  Earnings per share computation

              (27)  Financial Data Schedule

         (b) Reports on Form 8-K filed in the first quarter of 2000:

              There have been no reports on Form 8-K filed during the quarter ended March 31, 2000.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KAMAN CORPORATION
                                   Registrant



Date:    May 11, 2000          By  Paul R. Kuhn
                                   President and
                                   Chief Executive Officer
                                   (Duly Authorized Officer)



Date:    May 11, 2000          By  Robert M. Garneau
                                   Executive Vice President and
                                   Chief Financial Officer

                    KAMAN CORPORATION AND SUBSIDIARIES

                              Index to Exhibits





Exhibit 11    Earnings Per Share Computation         Attached



Exhibit 27    Financial Data Schedule                Attached