Form 10-Q
period 2000-06-30
KAMAN CORP
filed 2000-08-10
CIK 54381

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
--- SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
    June 30, 2000.
    ---------------
    OR

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

                           Yes x   No
                              ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2000:

                         Class A Common   22,532,875
                         Class B Common      667,814






                           Page 1 of 15 Pages

                     KAMAN CORPORATION AND SUBSIDIARIES
                       PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
             Condensed Consolidated Balance Sheets(In thousands)

            Assets                       June 30,2000      December 31,1999
            ------                     -----------------  ------------------
Current assets:
  Cash and cash equivalents                     $ 58,664            $ 76,249
  Accounts receivable (net of
    allowance for doubtful
    accounts of $4,618 in
    2000, $4,519 in 1999)                        198,645             156,173
  Inventories:
    Contracts and other
      work in process                   47,400              51,987
    Finished goods                      53,046              58,560
    Merchandise for resale              92,476   192,922    89,184   199,731
                                       -------             -------
  Other current assets                            29,019              27,958
                                                --------             -------
    Total current assets                         479,250             460,111
Property, plant & equip., at cost      167,491             166,754
  Less accumulated depreciation
    and amortization                   105,276             102,422
                                       -------             -------
  Net property, plant & equipment                 62,215              64,332
Other assets                                      10,386               9,760
                                                --------            --------
                                                $551,851            $534,203
                                                ========            ========

             Liabilities and Shareholders' Equity
            ------------------------------------
Current liabilities:
  Notes payable                                 $  4,123            $  4,514
  Accounts payable                                60,549              48,760
  Accrued liabilities                             27,276              31,421
  Advances on contracts                           45,546              50,243
  Other current liabilities                       31,848              29,499
  Income taxes payable                             3,822               3,937
                                                --------             -------
    Total current liabilities                    173,164             168,374
Deferred credits                                  24,324              22,906
Long-term debt, excl. current portion             24,886              26,546
Shareholders' equity                             329,477             316,377
                                                --------            --------
                                                $551,851            $534,203
                                                ========            ========

                    KAMAN CORPORATION AND SUBSIDIARIES
                PART I - FINANCIAL INFORMATION, Continued


Item 1. Financial Statements, Continued:

           Condensed Consolidated Statements of Operations
              (In thousands except per share amounts)

                               For the Three Months   For the Six Months
                                  Ended June 30,         Ended June 30,
                               --------------------   ------------------
                                   2000      1999        2000      1999
                                   ----      ----        ----      ----
Revenues                        $256,351  $246,685    $516,327  $496,516

Costs and expenses:
   Cost of sales                 192,191   182,650     386,811   367,364
   Selling, general and
      administrative expense      49,875    50,999     101,853   103,950
   Interest income, net             (564)     (365)       (914)     (525)

   Other expense, net                418       250         725       506
                                --------  --------    --------  --------
                                 241,920   233,534     488,475   471,295
                                --------  --------    --------  --------

Earnings before income taxes      14,431    13,151      27,852    25,221

Income taxes                       5,160     5,120      10,025     9,917
                                --------  --------    --------  --------
Net earnings                    $  9,271  $  8,031    $ 17,827  $ 15,304
                                ========  ========    ========  ========

Net earnings per share:
   Basic                        $    .40  $    .34    $    .77  $    .65
   Diluted                      $    .39  $    .33    $    .75  $    .63
                                ========  ========    ========  ========


Dividends declared per share    $    .11  $    .11    $    .22  $    .22
                                ========  ========    ========  ========








                          KAMAN CORPORATION AND SUBSIDIARIES
                      PART I - FINANCIAL INFORMATION, Continued

Item 1. Financial Statements, Continued:

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                     For the Six Months
                                                        Ended June 30,
                                                    --------------------
                                                       2000       1999
                                                    ---------   --------
Cash flows from operating activities:

  Net earnings                                       $ 17,827   $ 15,304
  Depreciation and amortization                         5,777      5,969
  Accounts receivable                                 (42,472)    53,504
  Inventory                                             6,809     (6,049)
  Accounts payable                                     11,789     (2,654)
  Advances on contracts                                (4,697)   (22,776)
  Changes in other current assets and liabilities      (2,980)     2,621
  Other, net                                            1,491      1,214
                                                     --------   --------
    Cash provided by (used in) operating
      activities                                       (6,456)    47,133
                                                     --------   --------
Cash flows from investing activities:

  Expenditures for property, plant & equipment         (3,779)    (3,698)
  Other, net                                             (146)        95
                                                     --------   --------
    Cash provided by (used in) investing
      activities                                       (3,925)    (3,603)
                                                     --------   --------
Cash flows from financing activities:

  Additions (reductions) to notes payable                (391)       463
  Reductions to long-term debt                         (1,660)    (1,660)
  Purchase of treasury stock                             (833)    (3,945)
  Dividends paid                                       (5,089)    (5,203)
  Other, net                                              769        908
                                                     --------   --------
    Cash provided by (used in) financing
      activities                                       (7,204)    (9,437)
                                                     --------   --------

Net increase (decrease) in cash and cash equivalents  (17,585)    34,093
Cash and cash equivalents at beginning of period       76,249     65,130
                                                     --------   --------
Cash and cash equivalents at end of period           $ 58,664   $ 99,223
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

Cash Flow Items
---------------

Cash payments for interest were $1,220 and $1,230 for the six months ended June 30, 2000 and 1999, respectively. Cash payments for income taxes for the comparable periods were $9,945 and $11,351, respectively.

Comprehensive Income
--------------------

Comprehensive income was $17,754 and $15,417 for the six months ended June 30, 2000 and 1999, respectively, as the result of foreign currency translation adjustments.

                 KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued


Item 1.  Financial Statements, Continued:

            Notes to Condensed Consolidated Financial Statements
                    (In thousands except share amounts)


Business Segments
-----------------
Summarized financial information by business segment is as follows:

                              For the Three Months     For the Six Months
                                 Ended June 30,           Ended June 30,
                              ---------------------   --------------------
                                 2000        1999        2000       1999
                              ---------   ---------   ---------   --------
  Net sales:
    Aerospace                 $ 98,893    $ 97,177    $195,350    $189,939
    Industrial Distribution    130,105     125,826     263,334     254,483
    Music Distribution          27,111      23,297      57,080      51,311
                              --------    --------    --------    --------
                              $256,109    $246,300    $515,764    $495,733
                              ========    ========    ========    ========
    Operating profit:
    Aerospace                 $ 11,390    $ 12,688    $ 22,191    $ 23,072
    Industrial Distribution      6,135       3,169      11,645       7,176
    Music Distribution             500         364       2,029       1,660
                              --------    --------    --------    --------
                                18,025      16,221      35,865      31,908

    Interest, corporate and
       other expense, net       (3,594)     (3,070)     (8,013)     (6,687)
                              --------    --------    --------    --------
    Earnings before income
       taxes                  $ 14,431    $ 13,151    $ 27,852    $ 25,221
                              ========    ========    ========    ========

                                          June 30,       December 31,
                                            2000             1999
                                          --------         --------
Identifiable assets:
    Aerospace                             $281,662         $251,443
    Industrial Distribution                148,008          141,913
    Music Distribution                      55,185           53,714
    Corporate                               66,996           87,133
                                          --------         --------
                                          $551,851         $534,203
                                          ========         ========

                     KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:

          Notes to Condensed Consolidated Financial Statements
                            (In thousands)


Restructuring Charge
--------------------

The corporation's Industrial Distribution segment has undertaken initiatives to streamline its operational structure and increase efficiency. As a result, the segment took a restructuring charge of $4,132 in the fourth quarter of 1999. Of the total restructuring charge, approximately $1,300 relates to severance costs for approximately 65 branch operations and regional management employees that the segment expected to separate from service in 2000. During the first six months of 2000, 47 people have been separated from service. The remaining balance of the restructuring charge relates to costs to close down 10 branches and three other facilities in 2000.

The following table summarizes the payments made against the restructuring charge in 2000:

                            Employee          Branch
                          Termination     Consolidation and
                            Benefits      Facility Closures     Total
                          ------------    -----------------    -------
Restructuring charge-
December 31, 1999          $ 1,300            $ 2,832          $ 4,132

Cash payments                 (351)            (1,097)          (1,448)
                            ------             ------           ------
Restructuring charge-
June 30, 2000              $   949            $ 1,735          $ 2,684
                            ======             ======           ======


                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Results of Operations
---------------------

Consolidated revenues for the quarter and six months ended June 30, 2000 increased 3.9% and 4% respectively, compared to the same periods of 1999.

Industrial Distribution segment net sales increased 3.4% and 3.5% for the quarter and six months ended June 30, 2000, respectively, compared to the same periods of 1999, due to improvements in market conditions in various industries that the segment serves, particularly in the Midwest and Northeast regions and in the electronics, primary metals, industrial machinery and lumber industries. This segment serves nearly every sector of U.S. industry and thus tends to be influenced by industrial production levels. For the past two years the segment had experienced significant pressures due to the adverse effects of global economic difficulties upon export demand in several key customer industries. Conditions began to improve in late 1999. The industrial distribution business tends to experience a lag in effect from such changes in production and capacity utilization and the segment began to experience the positive effects of these changes during the first quarter of 2000. Management also believes that certain initiatives implemented early this year have led to increased efficiency and service to customers; specifically, the segment reorganized its sales, marketing and field management structure, consolidated or closed certain branch locations and conducted an extensive program to eliminate inventory considered obsolete or excess to the ongoing organization.

The Industrial Distribution segment is also developing an Internet e-Commerce site that will contain a complete catalog of product offerings (including more than one million industrial products) and will provide an important new channel for both current and potential customers to transact business with the segment. The site is in beta test at this time and management anticipates that the site will be fully implemented during the third quarter 2000.

Aerospace segment net sales increased 1.8% and 2.8% for the quarter and six months ended June 30, 2000, respectively, compared to the same periods of 1999. The Aerospace segment's principal programs include the SH-2G multi-mission naval helicopter, the K-MAX repetitive lift helicopter, subcontract work involving aircraft structures, and the manufacture of components such as self-lubricating bearings and driveline couplings for aircraft applications.

                        KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


The SH-2G helicopter program generally involves retrofit of the corporation's SH-2F helicopters, previously manufactured for the U.S. Navy (and in storage) to the SH-2G configuration. The corporation is currently performing this work under commercial contracts with the governments of Australia and New Zealand that were awarded in 1997. The program for Australia involves eleven
(11) helicopters (incorporating a new cockpit and new weapons and sensors) with support, including a support services facility, for the Royal Australian Navy. The total contract has an anticipated value of about $680 million (US). The helicopter production portion of the work is valued at $559 million, of which 64% has been recorded as revenue. The program for New Zealand involves five (5) aircraft and support for the New Zealand defense forces. The contract has an anticipated value of $180 million (US), of which 71% has now been recorded as revenue. Work is proceeding and deliveries for both programs are now scheduled to begin in early 2001. Management anticipates that revenues from these programs will decrease in 2001, as deliveries are made. Litton Guidance and Control Systems, a division of Litton Industries, Inc. is a major subcontractor for these SH-2G programs, being responsible for providing avionics system hardware and integration software.
Litton has publicly stated that it is incurring additional costs to perform its fixed price contract with the corporation for the Australian program. Litton has also publicly expressed its commitment to work with the corporation and the Australian government to successfully complete the SH-2G program. Litton submitted proposals for certain elements of its additional costs during the first quarter of this year. Since then, the corporation has either resolved with Litton the matters addressed in each proposal or continued to pursue mutually appropriate resolution with this subcontractor and the Australian government.

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

The SH-2 is an aircraft that was originally manufactured for the U.S. Navy. This is no longer done; however, the U.S. Naval Reserve maintains twelve (12) SH-2G aircraft active in its fleet. While

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

these aircraft remain in service, the corporation will continue providing logistics and spare parts support for the aircraft. The corporation has taken a consignment of the U.S. Navy's inventory of SH-2 spare parts; the initial agreement has been extended beyond its scheduled September 1999 expiration date in the expectation that the parties will eventually reach agreement on a longer term arrangement. The overall objective is for the corporation to provide further support of the U.S. Naval Reserve requirements while having the ability to utilize certain inventory for support of the corporation's other SH-2 programs.

The Aerospace segment also performs subcontract work for certain airframe manufacturing programs and manufactures various components, including self-lubricating bearings for use principally in aircraft. During the first half of 2000, this business continued to experience some softness due to a slowdown of growth trends in the commercial aviation industry. The corporation has been pursuing opportunities and during the first six months of this year, the corporation has been awarded two (2) contracts with MD Helicopters. The first contract is a multi-year program for construction of fuselages for MD 500 and MD 600 commercial helicopters with an estimated potential value of $100 million. The second contract is also a multi-year program for the supply of composite rotor blades for the MD Explorer (Registered Trademark) helicopter with an estimated potential value, including options, of $75 million.

During the first six months of this year, the corporation sold two
(2) K-MAX medium to heavy lift "aerial truck" helicopters to operators in Germany and Austria, principally for logging and general construction. During the past two years, the K-MAX program has experienced market difficulties due in significant part to conditions in the commercial logging industry, the aircraft's principal application to date. The corporation continues its efforts to refocus sales development on other global market opportunities in industry and government, including oil and gas exploration, power line and other utility construction, fire fighting, law enforcement, and movement of equipment. During the past year, the aircraft has experienced a few incidents in field operations which have involved clutch damage. The causesof each incident are still under investigation by the corporation and appropriate authorities; however, as a precautionary measure, all customer aircraft have been retrofit. The corporation is also
developing a modified clutch assembly for the aircraft.   Overall,
management expects that successful sales development as well as profitability for the entire program will take some time to achieve.

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

Music Distribution net sales increased 16.4% and 11.2% for the quarter and six months ended June 30, 2000, respectively, compared to the same periods of 1999, reflecting continued improvement in domestic markets as well as some increase in demand internationally.

Total operating profit for the corporation's segments for the quarter ended June 30, 2000 increased 11.1% from the same quarter of 1999; total operating profit for the segments for the six months ended June 30, 2000 increased 12.4% compared to the same period of 1999. The second quarter of 1999 included the reversal of a $2.5 million reserve established in 1994 associated with Raymond Engineering (now part of Kaman Aerospace). If this gain is not included in the calculation, the segments' total operating profit for the second quarter of 2000 increased 31.4% compared to the second quarter of 1999, while the segments' total operating profit for the six months ended June 30, 2000 increased 22% over the comparable period of 1999. The results for 2000 are principally attributable to increased sales and improved operating efficiency in the Industrial Distribution segment, for which operating profit increased 93.6% and 62.3% for the quarter and six months ended June 30, 2000, respectively. If the reserve reversal is not included in the calculation, operating profit for the Aerospace segment increased 11.8% and 7.9% for the quarter and six months ended June 30, 2000; the principal contributors to operating profit during these periods were the aircraft structures and components business and the SH-2G helicopter programs. Operating profit for the Music Distribution business was up 37.4% and 22.2% for the quarter and the six months ended June 30, 2000, respectively, due to increased sales in that segment.

Net earnings for the second quarter of 2000 were $9.3 million compared to $8.0 million for the second quarter of 1999. The second quarter of 1999 included a gain from the Aerospace segment reserve reversal described above. For the first six months of 2000, net earnings were $17.8 million, compared to $15.3 million a year ago. If the reserve reversal is not included in earnings, the 1999 six months net earnings were $13.8 million.

For the six months ended June 30, 2000, interest income earned from investment of surplus cash more than offset interest expense.

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The consolidated effective income tax rate was 36.0% for the first six months of 2000 compared to 39.3% for the same period of 1999.

The corporation has not experienced any adverse impact upon its business operations as a result of the arrival of the year 2000.

Liquidity and Capital Resources
-------------------------------

The corporation's cash flow from operations has generally been sufficient to finance a significant portion of its working capital and other capital requirements.

During the first half of 2000, operating activities used cash, primarily due to increases in accounts receivable for the Aerospace segment's SH-2G helicopter program as well as accounts receivable increases in the Industrial Distribution segment due to increased sales. This was offset to some extent by a decrease in inventories for the Aerospace segment and an increase in accounts payable in the Industrial Distribution segment. During the six month period, cash used in investing activities was for items such as acquisition of machinery and computer equipment used in manufacturing and distribution. Cash used by financing activities was primarily attributable to the payment of dividends to common shareholders and the sinking fund requirement for the corporation's debentures (described below).

In February 2000, the corporation's board of directors approved a stock repurchase program providing for repurchase of an additional
1.4 million Class A common shares for use in connection with administration of the corporation's stock plans and for general corporate purposes.

The corporation had $53.1 million in cash at June 30, 2000, with an average of $58.5 million for the six month period. These funds have been invested in high quality short term investments.

At June 30, the corporation had approximately $26.5 million of its 6% convertible subordinated debentures outstanding. The debentures are convertible into shares of Class A common stock at any time on or before March 15, 2012 at a conversion price of $23.36 per share, generally at the option of the holder. Pursuant to a sinking fund requirement that began March 15, 1997, the corporation redeems approximately $1.7 million of the outstanding principal of the debentures each year.

The corporation maintains a revolving credit agreement involving a group of domestic and foreign banks for borrowing purposes. This facility provides a maximum unsecured line of credit of $250 million. The agreement has a term of five years ending in January 2001, and contains various covenants, including debt to capitalization, consolidated net worth requirements, and limitations on other loan indebtedness that the corporation may incur. As of June 30, 2000, the corporation had no outstanding borrowings under this agreement. In due course, the corporation will plan to replace the expiring agreement with another arrangement that meets its financing requirements.

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

Forward-Looking Statements
--------------------------

This report contains forward-looking information relating to the corporation's business and prospects, including the SH-2G and K-MAX helicopter programs, specialty self-lubricating bearings and couplings, the industrial and music distribution businesses, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of contract negotiations with government authorities, including foreign governments; 2) political developments in countries where the corporation intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) economic and competitive conditions in markets served by the corporation, including industry consolidation in the United
States and global economic conditions; 5) the timing, degree and scope of market acceptance for products such as a repetitive lift helicopter; 6) U.S. industrial production levels; and 7) currency exchange rates, taxes, laws and regulations, inflation rates, general business conditions and other factors. Any forward-looking information should be considered with these factors in mind.

                         KAMAN CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits to Form 10-Q:

              (11)  Earnings per share computation

              (27)  Financial Data Schedule

         (b) Reports on Form 8-K filed in the second quarter of 2000:

              There have been no reports on Form 8-K filed during the quarter ended June 30, 2000.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KAMAN CORPORATION
                                   Registrant



Date:    August 10, 2000       By  Paul R. Kuhn
                                   President and
                                   Chief Executive Officer
                                   (Duly Authorized Officer)



Date:    August 10, 2000       By  Robert M. Garneau
                                   Executive Vice President and
                                   Chief Financial Officer

                    KAMAN CORPORATION AND SUBSIDIARIES

                              Index to Exhibits





Exhibit 11    Earnings Per Share Computation         Attached



Exhibit 27    Financial Data Schedule                Attached