Form 10-Q
period 2000-09-30
KAMAN CORP
filed 2000-11-14
CIK 54381

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
--- SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
    ENDED
    September 30, 2000.
    ------------------
    OR

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

                           Yes x   No
                              ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2000:

                         Class A Common   21,563,787
                         Class B Common      667,814
                            Page 1 of 18 Pages

                      KAMAN CORPORATION AND SUBSIDIARIES
                       PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
             Condensed Consolidated Balance Sheets(In thousands)

            Assets               September 30, 2000   December 31,1999
            ------               ------------------  ------------------
Current assets:
  Cash and cash equivalents                $ 63,156            $ 76,249
  Accounts receivable (net of
    allowance for doubtful
    accounts of $4,544 in
    2000, $4,519 in 1999)                   198,991             156,173
  Inventories:
    Contracts and other
      work in process              54,179              51,987
    Finished goods                 52,047              58,560
    Merchandise for resale         88,828   195,054    89,184   199,731
                                  -------             -------
  Other current assets                       29,854              27,958
                                           --------             -------
    Total current assets                    487,055             460,111
Property, plant & equip., at cost 169,381             166,754
  Less accumulated depreciation
    and amortization              106,711             102,422
                                  -------             -------
  Net property, plant & equipment            62,670              64,332
Other assets                                  7,940               9,760
                                           --------            --------
                                           $557,665            $534,203
                                           ========            ========

             Liabilities and Shareholders' Equity
            ------------------------------------
Current liabilities:
  Notes payable                            $  4,066            $  4,514
  Accounts payable                           53,556              48,760
  Accrued liabilities                        29,802              31,421
  Advances on contracts                      44,652              50,243
  Other current liabilities                  33,812              29,499
  Income taxes payable                        6,116               3,937
                                           --------             -------
    Total current liabilities               172,004             168,374
Deferred credits                             23,792              22,906
Long-term debt, excl. current portion        24,886              26,546
Shareholders' equity                        336,983             316,377
                                           --------            --------
                                           $557,665            $534,203
                                           ========            ========

                    KAMAN CORPORATION AND SUBSIDIARIES
                PART I - FINANCIAL INFORMATION, Continued


Item 1. Financial Statements, Continued:

           Condensed Consolidated Statements of Operations
              (In thousands except per share amounts)

                               For the Three Months   For the Nine Months
                               Ended September 30,    Ended September 30,
                               --------------------   ------------------
                                   2000      1999        2000      1999
                                   ----      ----        ----      ----
Revenues                        $251,776  $242,581    $768,103  $739,097

Costs and expenses:
   Cost of sales                 187,323   179,082     574,134   546,446
   Selling, general and
      administrative expense      49,631    50,601     151,484   154,551
   Interest income, net             (466)     (453)     (1,380)     (978)
   Other expense, net                378       404       1,103       910
                                --------  --------    --------  --------
                                 236,866   229,634     725,341   700,929
                                --------  --------    --------  --------

Earnings before income taxes      14,910    12,947      42,762    38,168

Income taxes                       5,375     4,750      15,400    14,667
                                --------  --------    --------  --------
Net earnings                    $  9,535  $  8,197    $ 27,362  $ 23,501
                                ========  ========    ========  ========

Net earnings per share:
   Basic                        $    .41  $    .35    $   1.18  $   1.00
   Diluted                      $    .40  $    .34    $   1.15  $    .97
                                ========  ========    ========  ========


Dividends declared per share    $    .11  $    .11    $    .33  $    .33
                                ========  ========    ========  ========








                          KAMAN CORPORATION AND SUBSIDIARIES
                      PART I - FINANCIAL INFORMATION, Continued

Item 1. Financial Statements, Continued:

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                     For the Nine Months
                                                     Ended September 30,
                                                    --------------------
                                                       2000       1999
                                                    ---------   --------
Cash flows from operating activities:

  Net earnings                                       $ 27,362   $ 23,501
  Depreciation and amortization                         8,657      9,042
  Accounts receivable                                 (42,818)    50,334
  Inventory                                             4,677     (3,502)
  Accounts payable                                      4,796      1,195
  Advances on contracts                                (5,591)   (37,427)
  Income taxes payable                                  2,179      1,531
  Changes in other current assets and liabilities         787       (794)
  Other, net                                            3,949      1,525
                                                     --------   --------
    Cash provided by (used in) operating
      activities                                        3,998     45,405
                                                     --------   --------
Cash flows from investing activities:

  Proceeds from sale of businesses and other assets        --        442
  Expenditures for property, plant & equipment         (7,081)    (6,938)
  Other, net                                             (623)        54
                                                     --------   --------
    Cash provided by (used in) investing
      activities                                       (7,704)    (6,442)
                                                     --------   --------
Cash flows from financing activities:

  Reductions to notes payable                            (448)      (205)
  Reductions to long-term debt                         (1,660)    (1,660)
  Purchase of treasury stock                           (1,116)    (8,146)
  Dividends paid                                       (7,640)    (7,790)
  Other, net                                            1,477      1,323
                                                     --------   --------
    Cash provided by (used in) financing
      activities                                       (9,387)   (16,478)
                                                     --------   --------

Net increase (decrease) in cash and cash equivalents  (13,093)    22,485
Cash and cash equivalents at beginning of period       76,249     65,130
                                                     --------   --------
Cash and cash equivalents at end of period           $ 63,156   $ 87,615
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

The statements should be read in conjunction with the notes to the consolidated financial statements included in Kaman Corporation's
1999 Annual Report as filed on Form 10-K.

Cash Flow Items
---------------

Cash payments for interest were $2,215 and $2,264 for the nine months ended September 30, 2000 and 1999, respectively. Cash payments for income taxes for the comparable periods were $14,682 and $14,436, respectively.

Comprehensive Income
--------------------

Comprehensive income was $27,235 and $23,595 for the nine months ended September 30, 2000 and 1999, respectively, as the result of foreign currency translation adjustments.

Revolving Credit Agreement
--------------------------

On November 13, the corporation entered into a new revolving credit agreement that involves eight financial institutions, many of whom were involved in the previous agreement. The new agreement has a maximum unsecured line of credit of $225 million which consists of a $150 million commitment for five years and a $75 million commitment under a "364 day" arrangement which is renewable annually for an additional 364 days. The new agreement contains various covenants, including debt to capitalization and consolidated interest coverage ratio requirements.

                  KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:

            Notes to Condensed Consolidated Financial Statements
                             (In thousands)


Stock Repurchase
----------------

Subsequent to September 30, 2000, the corporation used $12.2 million to repurchase approximately one million Class A shares under the corporation's stock repurchase program.

Stock Plans
-----------

Effective November 14, 2000, the corporation's 1993 Stock Incentive Plan was amended to extend the period during which then exercisable non-statutory options or stock appreciation rights can be exercised to up to one year following a termination of service, but in no event beyond the term of the option or right. The exercise period of up to three months for incentive stock options has not changed.

                 KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued


Item 1.  Financial Statements, Continued:

            Notes to Condensed Consolidated Financial Statements
                    (In thousands except share amounts)

Business Segments
-----------------
Summarized financial information by business segment is as follows:

                              For the Three Months     For the Nine Months
                               Ended September 30,     Ended September 30,
                              ---------------------   --------------------
                                 2000        1999        2000       1999
                              ---------   ---------   ---------   --------
  Net sales:
    Aerospace                 $ 85,608    $ 86,457    $280,958    $276,396
    Industrial Distribution    130,265     123,164     393,599     377,647
    Music Distribution          35,630      32,395      92,710      83,706
                              --------    --------    --------    --------
                              $251,503    $242,016    $767,267    $737,749
                              ========    ========    ========    ========
    Operating profit:
    Aerospace                 $ 10,856    $ 10,327    $ 33,047    $ 33,399
    Industrial Distribution      5,200       4,040      16,845      11,216
    Music Distribution           2,527       1,618       4,556       3,278
                              --------    --------    --------    --------
                                18,583      15,985      54,448      47,893

    Interest, corporate and
       other expense, net       (3,673)     (3,038)    (11,686)     (9,725)
                              --------    --------    --------    --------
    Earnings before income
       taxes                  $ 14,910    $ 12,947    $ 42,762    $ 38,168
                              ========    ========    ========    ========

                                        September 30,     December 31,
                                            2000             1999
                                          --------         --------
Identifiable assets:
    Aerospace                             $278,401         $251,443
    Industrial Distribution                147,679          141,913
    Music Distribution                      62,210           53,714
    Corporate                               69,375           87,133
                                          --------         --------
                                          $557,665         $534,203
                                          ========         ========

                     KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:

          Notes to Condensed Consolidated Financial Statements
                            (In thousands)


Restructuring Charge
--------------------

The corporation's Industrial Distribution segment has undertaken initiatives to streamline its operational structure and increase efficiency. As a result, the segment took a restructuring charge of $4,132 in the fourth quarter of 1999. Of the total restructuring charge, approximately $1,300 relates to severance costs for approximately 65 branch operations and regional management employees that the segment expects to separate from service in 2000. During the first nine months of 2000, 47 people have been separated from service. The remaining balance of the restructuring charge relates to costs to close ten branches and three other facilities in 2000.

The following table summarizes the payments made against the restructuring reserve in 2000:

                            Employee          Branch
                          Termination     Consolidation and
                            Benefits      Facility Closures     Total
                          ------------    -----------------    -------
Restructuring reserve-
December 31, 1999          $ 1,300            $ 2,832          $ 4,132

Cash payments                 (389)            (1,247)          (1,636)
                            ------             ------           ------
Restructuring reserve-
September 30, 2000         $   911            $ 1,585          $ 2,496
                            ======             ======           ======


                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Results of Operations
---------------------

Consolidated revenues for the quarter and nine months ended
September 30, 2000 increased 3.8% and 3.9% respectively, compared to the same periods of 1999.

Aerospace segment net sales decreased 1.0% and increased 1.7%, respectively, for the quarter and nine months ended September 30, 2000, compared to the same periods of 1999. The Aerospace segment's principal programs include the SH-2G multi-mission naval helicopter and the K-MAX repetitive lift helicopter (which together currently constitute about 60% of segment sales), subcontract work involving aircraft structures and the manufacture of components such as self-lubricating bearings and driveline couplings for aircraft applications (currently about 30% of segment sales). The remaining approximately 10% of segment sales currently consist of advanced technology products.

The SH-2G helicopter program (which constitutes the primary component of the segment's total helicopter program sales) generally involves retrofit of the corporation's SH-2F helicopters, previously manufactured for the U.S. Navy (and in storage) to the SH-2G configuration. The corporation is currently performing this work under commercial contracts with the governments of Australia and New Zealand that were awarded in 1997. The program for New Zealand involves five (5) aircraft and support for the New Zealand defense forces. The contract has an anticipated value of $180 million (US), of which 77% has now been recorded as revenue. The first New Zealand production aircraft began flight testing in November. Deliveries to New Zealand are scheduled to begin in the first quarter of 2001.

The program for Australia involves eleven (11) helicopters with support, including a support services facility, for the Royal Australian Navy. The total contract has an anticipated value of about $680 million (US). The helicopter production portion of the work is valued at $559 million, of which 69% has been recorded as revenue.

                     KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


The SH-2G(A) helicopter for Australia will contain an integrated tactical avionics system ("ITAS") which will provide the most sophisticated, integrated cockpit and weapons system available in an intermediate weight helicopter. Litton Guidance and Control Systems, a division of Litton Industries, Inc., is a major subcontractor for the Australia and New Zealand SH-2G programs, being responsible for providing avionics system hardware and integration software. In addition, for the Australia program, Litton is the designer and integrator of the ITAS software described above. Litton has indicated publicly that it is incurring additional costs to perform its fixed price contract with the corporation for the Australian program. Litton submitted proposals to the corporation for certain elements of its additional costs during the first quarter of this year and those matters were either resolved or continue to be discussed between the parties. In the third quarter Litton made an additional request for contract adjustment and the parties are working together and also through a planned mediation to arrive at a mutually satisfactory resolution of Litton's performance and funding issues. Litton has also publicly expressed its commitment to work with the corporation and the Australian government to successfully complete the SH-2G program and Litton's work on the Australia program is continuing.

The corporation expects to begin deliveries of a flight capable helicopter to Australia (albeit without the full ITAS software) in the first quarter of 2001.

Management anticipates that overall revenues from the Australia and New Zealand programs will decrease in 2001, as deliveries are made.

The corporation continues to provide on-site support in the Republic of Egypt for ten (10) SH-2G helicopters that were delivered in 1998 under that country's foreign military sale agreement with the U.S. Navy.

The corporation continues its marketing program to build and enhance familiarization with the SH-2's capabilities among various foreign governments. This market is highly competitive, takes time

                    KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

to develop, and is influenced by economic and political conditions. The corporation continues to pursue this business, including possible further orders from current customers.

The SH-2 is an aircraft that was originally manufactured for the U.S. Navy. This is no longer done; however, the U.S. Naval Reserve maintains ten (10) SH-2G aircraft active in its fleet. While these aircraft remain in service, the corporation will continue providing logistics and spare parts support for the aircraft. The corporation has taken a consignment of the U.S. Navy's inventory of SH-2 spare parts and has executed a multi-year agreement for this work with the Department of the Navy. The overall objective is for the corporation to provide further support of the U.S. Naval Reserve requirements while having the ability to utilize certain inventory for support of the corporation's other SH-2 programs.

During the first nine months of this year, the corporation has sold a total of three (3) K-MAX medium to heavy lift "aerial truck" helicopters to operators in Europe and the United States, principally for logging and general construction. During the past two years, the K-MAX program has experienced market difficulties due in significant part to conditions in the commercial logging industry, the aircraft's principal application to date. The corporation continues its efforts to refocus sales development on other global market opportunities in industry and government, including oil and gas exploration, power line and other utility construction, fire fighting, law enforcement, and movement of equipment. During the past year, the aircraft has experienced a few incidents in field operations which have involved clutch damage. The causes of each incident are still under investigation by the corporation and appropriate authorities; however, as a precautionary measure, all customer aircraft have been retrofit. The corporation is also developing a modified clutch assembly for
the aircraft.   Overall, management expects that successful sales
development as well as profitability for the entire program will take some time to achieve.

The Aerospace segment also performs subcontract work for certain airframe manufacturing programs and manufactures various

                    KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


components, including self-lubricating bearings for use principally in aircraft. During the first nine months of 2000, this business continued to experience some softness due to a slowdown of growth trends in the commercial aviation industry. Meanwhile, the corporation has been pursuing opportunities and has received three important contracts so far this year. Specifically, MD Helicopters has awarded the corporation two (2) contracts. The first is a multi-year program for construction of fuselages for MD 500 and MD 600 commercial helicopters with an estimated potential value of $100 million. The second is also a multi-year program for the supply of composite rotor blades for the MD Explorer (Registered Trademark) helicopter with an estimated potential value, including options, of $75 million. In addition, Boeing, which is an important customer of this segment, awarded the corporation a three-year follow-on contract in August to supply structural parts for Boeing's line of commercial aircraft, including fixed trailing edge kits for Boeing 777 and 767 aircraft and other parts and subassemblies for those aircraft as well as the 737, 747 and 757 aircraft. This Boeing contract has a potential value of $98 million and also contains a three-year option.

The Aerospace segment also produces advanced technology products, including missile fuzing devices, precision measuring systems, electromagnetic motors and electro-optic devices. For example, the segment is part of an industry team, led by Litton Ingalls Shipbuilding, that is involved in a competition to design an electric-drive propulsion system for the U.S. Navy's proposed next-generation DD-21 destroyer. The segment is responsible for designing the permanent magnet motor that would drive the ship.

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

                    KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


Industrial Distribution segment net sales increased 5.8% and 4.2% for the quarter and nine months ended September 30, 2000, respectively, compared to the same periods of 1999. These results are attributable to healthy market conditions as well as internal initiatives implemented earlier in the year in order to increase efficiency and service to customers. Customers of this segment include nearly every sector of U.S. industry, so this business tends to be influenced by industrial production levels. Management is closely monitoring recent indications that U.S. industrial production growth may be slowing.

The Industrial Distribution segment has also implemented its Internet e-Commerce site which contains a complete catalog of product offerings (including more than one million industrial products) and provides an important new channel for both current and potential customers to transact business with the segment.

Music Distribution net sales increased 10.0% and 10.8% for the quarter and nine months ended September 30, 2000, respectively, compared to the same periods of 1999, reflecting continued improvement in domestic markets as well as some increase in demand internationally. In July, this segment was selected by Fred Gretsch Enterprises to assume global sales and marketing responsibility for Gretsch brand professional quality drum products, a business that complements the segment's current drum set offerings.

Total operating profit for the corporation's segments for the quarter ended September 30, 2000 increased 16.3% from the same quarter of 1999; total operating profit for the segments for the nine months ended September 30, 2000 increased 13.7% compared to the same period of 1999. The second quarter of 1999 included the reversal of a $2.5 million reserve established in 1994 associated with Raymond Engineering (now part of Kaman Aerospace). If this gain is not included in the calculation, the segments' total operating profit for the nine months' period increased 19.9% over the comparable period of 1999. These results are principally

                     KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


attributable to increased sales and improved operating efficiency in the Industrial and Music Distribution segments. For the Industrial Distribution segment, operating profit increased 28.7% and 50.2% for the quarter and nine months ended September 30, 2000, respectively. Operating profit for the Music Distribution business was up 56.2% and 39.0% for the quarter and the nine months ended September 30, 2000. In the Aerospace segment, operating profit increased 5.1% for the quarter ended September 30, 2000. Operating profit in the Aerospace segment was down 1.1% for the nine months ended September 30, 2000, however if such reserve reversal is not included in the calculation, operating profit for the Aerospace segment increased 7.0% for the nine months' period. The principal contributors to Aerospace segment operating profit during these periods were the aircraft structures and components business and the SH-2G helicopter programs.

Net earnings for the third quarter of 2000 were $9.5 million compared to $8.2 million for the third quarter of 1999. For the first nine months of 2000, net earnings were $27.4 million, compared to $23.5 million a year ago. The second quarter of 1999 included a gain from the Aerospace segment reserve reversal described above. If the reserve reversal is not included in earnings, the 1999 nine months net earnings were $22.0 million.

For the nine months ended September 30, 2000, interest income earned from investment of surplus cash more than offset interest expense.

The consolidated effective income tax rate was 36.0% for the first nine months of 2000 compared to 38.4% for the same period of 1999.

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

                    KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


During the first nine months of 2000, positive cash flows from operating activities were significantly impacted by increases in accounts receivable for the Aerospace segment's SH-2G helicopter program as well as accounts receivable increases in the Industrial Distribution segment due to increased sales. Decreases in inventories for the Aerospace segment and an increase in accounts payable in the Industrial Distribution segment offset this impact to some degree. During the nine month period, cash used in investing activities was for items such as acquisition of machinery and computer equipment used in manufacturing and distribution.
Cash used by financing activities was primarily attributable to the payment of dividends to common shareholders and the sinking fund requirement for the corporation's debentures (described below).

In February 2000, the corporation's board of directors approved a stock repurchase program providing for repurchase of an additional
1.4 million Class A common shares for use in connection with administration of the corporation's stock plans and for general corporate purposes. Subsequent to September 30, 2000, approximately 1 million Class A shares were repurchased under the program, for a total of 1.044 million Class A shares to the date of this report.

The corporation had $63.2 million in cash and cash equivalents at September 30, 2000, with an average of $62.5 million for the nine month period. These funds have been invested in high quality short term investments.

At September 30, the corporation had approximately $26.5 million of its 6% convertible subordinated debentures outstanding. The debentures are convertible into shares of Class A common stock at any time on or before March 15, 2012 at a conversion price of $23.36 per share, generally at the option of the holder. Pursuant to a sinking fund requirement that began March 15, 1997, the corporation redeems approximately $1.7 million of the outstanding principal of the debentures each year.

As of September 30, 2000, the corporation had no outstanding borrowings under its $250 million revolving credit agreement that was scheduled to expire in January 2001. On November 13, the corporation entered into a new revolving credit agreement that is better suited to its projected borrowing needs. The arrangement involves eight financial institutions, many of whom were involved in the previous agreement. The new agreement has a maximum unsecured line of credit of $225 million which consists of a $150 million commitment for five years and a $75 million commitment under a "364 day" arrangement which is renewable annually for an additional 364 days. The new agreement contains various covenants, including debt to capitalization and consolidated interest coverage ratio requirements. The corporation has received a BBB investment grade rating from Standard & Poors for the new agreement.

Letters of credit are generally considered borrowings for purposes of the new and the previous revolving credit agreements. The governments of Australia and New Zealand made advance payments of $104.3 million in connection with their SH-2G contracts in 1997 and those payments were fully secured by the corporation through issuance of irrevocable letters of credit. At present, the face amount of these letters of credit has been reduced to $41.2 million in accordance with the terms of the relevant contracts. Further reductions are anticipated as certain contract milestones are reached.

Management believes that the corporation's cash flow from operations and available unused bank line of credit under its revolving credit agreement will be sufficient to finance its working capital and other capital requirements for the foreseeable future.

Forward-Looking Statements
--------------------------

This report contains forward-looking information relating to the corporation's business and prospects, including the SH-2G and K-MAX helicopter programs, aircraft structures and components, the industrial and music distribution businesses, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) political developments in countries where the corporation intends to do business; 2) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 3) economic and competitive conditions in markets served by the corporation, including industry consolidation in the United States and global economic conditions; 4) timing of satisfactory completion of the Australian SH-2G(A) program; 5) the timing, degree and scope of market acceptance for products such as a repetitive lift helicopter; 6) U.S. industrial production levels; and 7) currency exchange rates, taxes, laws and regulations, inflation rates, general business conditions and other factors. Any forward-looking information should be considered with these factors in mind.

                     KAMAN CORPORATION AND SUBSIDIARIES
                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

On September 19, 2000, Arthur J. Rocque, Jr., Commissioner of Environmental Protection for the State of Connecticut instituted suit in the Superior Court for the Judicial District of Hartford-New Britain, at Hartford, naming Kaman Aerospace Corporation, Kamatics Corporation and the Ovation Division of Kaman Music Corporation as defendants. The complaint alleges certain regulatory violations (the majority of which are administrative in nature) at facilities located in Connecticut related to routine inspections which took place between 1988 and 1998. The complaint seeks civil penalties and injunctive relief. Management believes that in all cases where corrective action was required at the time of such inspections, such action was promptly taken at the time and management does not anticipate that this matter will be material to the business or financial condition of the Corporation.


Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits to Form 10-Q:

            (4)   Revolving Credit Agreement between the
                  corporation and The Bank of Nova Scotia and Fleet National Bank as Co-Administrative Agents and Bank One, N.A. as the Documentation
                  Agent and The Bank of Nova Scotia and Fleet
                  Securities, Inc. as the Co-Lead Arrangers and Various Financial Institutions dated as of November 13, 2000.

            (10a) Amendment to Kaman Corporation 1993 Stock
                  Incentive Plan dated November 14, 2000.

            (10b)(i) Employment Agreement between Kaman Aerospace
                     Corporation and Walter R. Kozlow, dated
                     September 21, 1999.

            (10b)(ii) Change in Control Agreement between Kaman
                      Aerospace Corporation and Walter R. Kozlow, dated September 21, 1999.

            (11)  Earnings per share computation.

            (27)  Financial Data Schedule.


         (b) Reports on Form 8-K filed in the third quarter of 2000:

             A report on Form 8-K was filed on August 16, 2000 reporting that due to Mr. Charles H. Kaman's personal physician's determination of Mr. Kaman's incapacity as a result of hospitalization, the power to vote shares of Class B common stock (the corporation's only class of voting securities) owned beneficially, either directly or indirectly by Mr. Kaman and representing approximately 68.6% of the total voting power of all voting shares of the corporation, was transferred to fiduciaries previously designated by him.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    KAMAN CORPORATION
                                    Registrant



Date:    November 14, 2000      By  Paul R. Kuhn
                                    President and Chief
                                    Executive Officer
                                    (Duly Authorized Officer)



Date:    November 14, 2000      By  Robert M. Garneau
                                    Executive Vice President and
                                    Chief Financial Officer

                      KAMAN CORPORATION AND SUBSIDIARIES

                              Index to Exhibits





Exhibit 4 Revolving Credit Agreement between the corporation and The Bank of Nova Scotia and Fleet National Bank as Co-Administrative Agents and Bank One, N.A. as the Documentation Agent and The
                Bank of Nova Scotia and Fleet Securities, Inc. as the Co-Lead Arrangers and Various Financial Institutions dated as of November 13, 2000.


Exhibit 10a Amendment to Kaman Corporation 1993 Stock Incentive Plan as dated November 14, 2000. The Kaman Corporation 1993 Stock Incentive Plan as amended effective November 18, 1997 has been filed as an exhibit to the Corporation's Form 10-K Document No. 54381-98-09 filed with the Securities and Exchange Commission on March 16, 1998 (as amended by Document No. 54381-98-13 on March 27, 1998) and is incorporated in this report by reference.


Exhibit 10b(i)  Employment Agreement between Kaman Aerospace
                Corporation and Walter R. Kozlow, dated September
                21, 1999.


Exhibit 10b(ii) Change in Control Agreement between Kaman
                Aerospace Corporation and Walter R. Kozlow, dated
                September 21, 1999.


Exhibit 11      Earnings Per Share Computation         Attached



Exhibit 27      Financial Data Schedule                Attached