Form 10-K
period 2000-12-31
KAMAN CORP
filed 2001-03-15
CIK 54381

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-K
(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2000
                            OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from          to

                     Commission File No. 0-1093
                           KAMAN CORPORATION
                      (Exact Name of Registrant)
      Connecticut                           06-0613548
(State of Incorporation)   (I.R.S. Employer Identification No.)

        1332 Blue Hills Avenue, Bloomfield, Connecticut 06002
               (Address of principal executive offices)
  Registrant's telephone number, including area code-
                          (860) 243-7100
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
       -Class A Common Stock, Par Value $1.00
       -6% Convertible Subordinated Debentures Due 2012

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ].
     State the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.
$334,467,812 as of February 1, 2001.
     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date (February 1, 2001).

                Class A Common      21,599,776  shares
                Class B Common         667,814  shares

                   DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Corporation's 2000 Annual Report to
Shareholders are incorporated by reference and filed as
Exhibit 13 to this Report.

                                  PART I
ITEM 1.  BUSINESS

Kaman Corporation, incorporated in 1945, reports information for itself and its subsidiaries (collectively, the "corporation") in the following business segments: Aerospace, Industrial
Distribution, and Music Distribution.

The Aerospace segment serves commercial, U.S. defense and foreign government markets. Its principal programs consist of its SH-2G maritime helicopter, K-MAX (Registered Trademark) medium-to-heavy lift helicopter, subcontract work involving aircraft structures and the manufacture of components such as self-lubricating bearings and advanced technology products. The Industrial Distribution segment serves nearly every sector of U.S. industry with industrial repair and OEM products as well as support services. The Music Distribution segment serves domestic and foreign markets with a wide variety of musical instruments and accessories and manufactures guitars and other music products for professional and amateur musicians.

AEROSPACE

The Aerospace segment consists of several operating subsidiaries of Kaman Aerospace Group, Inc., including Kaman Aerospace
Corporation, Kaman Aerospace International Corporation, K-MAX
Corporation, and Kamatics Corporation.

The segment's largest program is the SH-2G Super Seasprite helicopter, an advanced, intermediate-weight, multi-mission, maritime aircraft that increases a ship's effectiveness by expanding its surveillance capability, providing over-the-horizon warning and targeting of potential threats, and contributing to the ship's combat capabilities. At present, the program generally involves retrofit of the corporation's SH-2F helicopters (in storage) to the SH-2G configuration.

The corporation currently has commercial contracts with the Commonwealth of Australia and the Government of New Zealand for the supply of SH-2G helicopters. The aircraft is also in service with the Egyptian Air Force and the U.S. Navy Reserves.

The program for New Zealand involves five (5) SH-2G(NZ) aircraft, and support, for New Zealand defense forces. The contract has an anticipated value of $180 million (US). Work is proceeding on this program and deliveries are scheduled to begin early in the second quarter of 2001.

The program for Australia involves eleven (11) SH-2G(A) aircraft with support, including a support services facility, for the Royal Australian Navy. The total contract has an anticipated value of about $680 million (US) and the helicopter production portion of the work is valued at $559 million (US). The Australian SH-2G(A) will contain an integrated tactical avionics system ("ITAS") that will provide the most sophisticated, integrated cockpit and weapons system available in an intermediate-weight helicopter. With expanded surveillance capability that provides over-the-horizon warning and targeting of potential threats, the SH-2G is well adapted for foreign allies that have structured their navies around smaller ships.

Litton Guidance and Control Systems, a division of Litton Systems, Inc. and Litton Industries, Inc., has been a major subcontractor for both the Australia and New Zealand programs, being responsible for providing avionics system hardware and integration software. In addition, Litton has been the designer and integrator of the ITAS system specific to the Australia program. Litton had stated that it was incurring additional costs to perform its fixed price contract with the corporation for the Australia program and submitted claims for such costs to the corporation during 2000. The corporation's evaluation of the matter was different from Litton's and the corporation had, in turn, submitted claims to Litton. In an effort to resolve the entire matter, the parties conducted a mediation in early February 2001. As a result of that process, the parties arrived at an agreement in principle under which the corporation will make certain milestone payments to Litton as it completes work on hardware and certain software contemplated under the fixed price contract and Litton will release its claims against the corporation. In return, Litton will transfer to the corporation a software integration laboratory, software and intellectual property rights and the corporation will release its claims against Litton. In addition, upon performance of the items described above, Litton's significant program responsibilities for the Australia program will end and the corporation will assume responsibility for several remaining elements of the project. The corporation has already begun to work with identified subcontractors (who must be acceptable to the Australian government) to negotiate contracts to perform those elements. As these contracts are developed, the overall impact of resolution of the Litton matter upon costs and profitability for the Australia program will become better understood. There will be a delay in delivery of the full ITAS system to the Australian government, although deliveries of helicopters without the full ITAS system are scheduled to begin during the first quarter of 2001 and the corporation is working with the Royal Australian Navy to coordinate these deliveries.

During 2000, the corporation continued to provide on-site support in the Republic of Egypt for ten (10) SH-2G helicopters that were delivered in 1998 under that country's foreign military sale agreement with the U.S. Navy.

The SH-2 is an aircraft that was originally manufactured for the U.S. Navy. This is no longer done, however, there are currently five (5) aircraft maintained in the U.S. Navy Reserve's active fleet. While these aircraft remain in service, the corporation will continue providing logistics and spare parts support for the aircraft. The corporation has taken a consignment of the U.S. Navy's inventory of SH-2 spare parts and has executed a longer term agreement with the Department of the Navy. The overall objective is for the corporation to provide further support of U.S. Naval Reserve requirements while having the ability to utilize certain inventory for support of other SH-2G programs.

The corporation continues efforts to build and enhance familiarization with the SH-2's capabilities among various governments around the world. This market is highly competitive, takes time to develop, and is influenced by economic and political conditions. The corporation continues to actively pursue this business, including possible further orders from current customers.

The corporation also manufactures the K-MAX medium-to-heavy lift helicopter which has a variety of potential applications, including logging, power line and oil rig construction, fire fighting, and other commercial applications. The K-MAX program, which began in late 1994, is based on the corporation's intermeshing rotor technology with servo-flap control. Constructed with fewer components and less airframe weight, the K-MAX has increased payload capacity and lower manpower, maintenance and spare parts inventory requirements, resulting in a cost-effective tool for industries requiring medium-to-heavy repetitive lift capabilities. The corporation has been conservative in its production of this aircraft since inception. During 2000, the Corporation sold four (4) helicopters to commercial customers operating in the U.S., Europe, and Taiwan, principally for logging and construction. In December, 2000, the corporation was awarded a $21 million contract from the U.S. State Department for the purchase of five (5) helicopters, equipment and spare parts to be used in Peru in support of anti-drug efforts. The corporation recognized revenue from two (2) of these aircraft in 2000 and the contract is expected to be completed during the second quarter of 2001. The corporation continues its efforts to refocus sales development on global market opportunities in industry and government. The K-MAX program has experienced significant market difficulties during the past few years, due in part to conditions in the commercial logging industry, the aircraft's principal application to date. Overall, management expects that successful sales development as well as profitability for the entire program will take some time to achieve.

The corporation is a subcontractor on a number of commercial and defense aviation programs, including production of wing structures and other components for virtually all Boeing commercial aircraft as well as components for the Boeing C-17 transport, the Comanche helicopter and the F-22 fighter. The corporation also manufactures self-lubricating bearings for use principally in aircraft flight controls, turbine engines and landing gear, which are used extensively in today's commercial jetliners, as well as driveline couplings for use principally in helicopters. Although this business experienced some softness in the market during the year, there are signs that the commercial aircraft market is strengthening. The corporation has been pursuing opportunities and won several significant contracts during 2000. Specifically, MD Helicopters selected the corporation to supply fuselages for its entire line of single-engine helicopters, including the MD600N, MD520N, MD530F and MD 500E helicopters. This multi-year program has an estimated potential value of $100 million. MD Helicopters also selected the corporation to supply composite rotor systems for its MD Explorer helicopter under a multi-year contract with an estimated potential value, including options, of $75 million. Boeing, an important customer of the Aerospace segment, awarded the corporation a three-year follow-on contract to supply structural parts for Boeing's line of commercial aircraft, including fixed trailing edge kits for Boeing 777 and 767 aircraft and other parts and subassemblies for those aircraft as well as the 737, 747 and 757 aircraft. The Boeing contract has an estimated potential value of $98 million and contains a three-year option.

Among its smaller programs, the Aerospace segment develops and manufactures advanced technology products, including high-reliability memory systems used in many airborne, shipboard and ground-based programs; safe, arm and fuzing devices used in a wide range of missiles, including the Tomahawk Missile; high-precision non-contact measuring systems and high-performance microwave cable assemblies with commercial and military applications; and high-power permanent magnet motors used commercially in the oil service industry and militarily for a variety of uses. In 2000, the corporation was chosen by Litton Ingalls Shipbuilding as part of a Newport News Shipbuilding-led team to begin preliminary design of electric propulsion motors and drive electronics in an industry competition for the U.S. Navy's proposed next-generation DD21 destroyer.

The Aerospace segment is continuing to implement
"lean-thinking" strategies throughout the organization in order to further enhance efficiency and reduce costs.

INDUSTRIAL DISTRIBUTION

The Industrial Distribution segment consists of Kaman Industrial
Technologies Corporation and its Canadian subsidiary, Kaman
Industrial Technologies, Ltd.

This segment is one of the nation's largest industrial distributors, supplying nearly every sector of North American industry with electrical and mechanical power transmission and bearing, motion control and material handling components through its network of branches and distribution centers across the U.S. and in British Columbia, Canada. The company offers more than one million individual items in various product groups, ranging from virtually every type of bearing made, from simple nylon sleeve bearings to super-precision ceramic hybrids; hydraulic and pneumatic products and services; power transmission components and materials handling equipment; electrical products and components, including AC/DC electric motors, AC/DC adjustable speed drives, controls and sensors; linear motion components and subsystems, including linear bearings, bushings, shafts, rails and ball screws; to accessories and maintenance items such as lubricants, adhesives, sealants, chemicals, specialty tools, and other products. The products that the segment purchases for distribution are for the most part derived from traditional technologies, although the segment is increasingly selling products with the higher technological content required to support automated production processes.

In addition to providing products, the segment can also monitor processes for efficiency and improvement opportunity, and provide inventory management, just-in-time delivery, and cost savings analysis (called Documented Savings). The segment's state-of-the-art computer system provides electronic data interchange and direct links to customers' and suppliers' purchasing departments, handling the process from invoice creation and proposal requests to purchase orders while its technologically advanced warehouse management system and strategically located distribution centers provide the segment the ability to provide same day or next day delivery of a great majority of products offered. In addition, during 2000 the segment implemented its internet e-Commerce site which contains a complete catalog of product offerings and provides an important new channel for both current and new customers to transact business with the segment.

The segment benefited during 2000 from healthy market conditions and internal initiatives implemented early in the year in order to increase efficiency and service to customers. These initiatives included consolidation of branch operations, a reorganization of the sales, marketing and field management structure, and enhanced inventory controls. Since the segment's customers include nearly every sector of U.S. industry, this business tends to be influenced by industrial production levels. Sales in the fourth quarter of the year were affected by some weakness in industrial production and management is monitoring the economic situation during 2001.

MUSIC DISTRIBUTION

The Music Distribution segment consists of Kaman Music
Corporation, KMI Europe, Inc., and a Canadian subsidiary,
B & J Music Ltd.

This segment is the largest independent distributor of musical instruments and accessories in the U.S., offering more than 10,000 musical instruments and accessories world-wide for use by amateurs and professionals. Products range from the segment's proprietary products, including Ovation (Registered Trademark) and Hamer (Registered Trademark) guitars, as well as the Takamine (Registered Trademark) guitar line to a full line of distributed fretted instruments, percussion instruments, and music accessories. The segment's product line was expanded in 2000 when it was selected by Fred Gretsch Enterprises to manage global sales and marketing for Gretsch (Registered Trademark) brand professional quality drum products. To enhance its service to customers, the segment maintains a state-of-the-art supply chain management software system that enables it to offer customers such services as inventory management, just-in-time delivery, Internet access, and electronic data interchange. The segment has also implemented a business to business e-Commerce site and continues to look for ways to reduce costs and improve efficiency.

FINANCIAL INFORMATION

     Information concerning each segment's performance for the last three fiscal years is included in the corporation's 2000
Annual Report to Shareholders (Exhibit 13 to this Form 10-K) and is incorporated by reference.

PRINCIPAL PRODUCTS AND SERVICES

     Following is information for the three preceding fiscal years concerning the percentage contribution of each business segment's products and services to the corporation's consolidated net sales:

                         Years Ended December 31
                         1998*    1999*    2000
                         ------   ------   ------
Aerospace                 37.6%    37.3%    37.0%
Industrial Distribution   50.6%    50.8%    50.5%
Music Distribution        11.8%    11.9%    12.5%
                         ------   ------   ------
Total                    100.0%   100.0%   100.0%

*Effective December 31, 2000, the corporation adopted Emerging
Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." Therefore, freight charged to customers in the Industrial Distribution and Music
Distribution segments is now included in sales rather than as an offset to freight expense. Therefore, the percentage contribution for 1998 and 1999 have been restated.


RESEARCH AND DEVELOPMENT EXPENDITURES

     Government sponsored research expenditures by the Aerospace segment were $10.2 million in 2000, $11.3 million in 1999, and $13.2 million in 1998. Independent research and development expenditures were $5.5 million in 2000, $4.9 million in 1999, and $8.5 million in 1998.

BACKLOG

     Program backlog of the Aerospace segment was approximately $439.9 million at December 31, 2000, $580.1 million at
December 31, 1999, and $757.1 million at December 31,1998. The Aerospace segment's award of the commercial contracts with the governments of Australia and New Zealand resulted in a significant increase in backlog during 1997. As the Aerospace segment completes its work on these programs, the segment's backlog is decreasing and returning to more historic levels.

     The corporation anticipates that approximately 56% of its backlog at the end of 2000 will be performed in 2001. Approximately 15.1% of the backlog at the end of 2000 is related to U.S. government contracts or subcontracts which are included in backlog to the extent that funding has been appropriated by Congress and allocated to the particular contract by the relevant procurement agency. Virtually all of these funded government contracts have been signed.

GOVERNMENT CONTRACTS

     During 2000, approximately 87.4% of the work performed by the corporation directly or indirectly for the U.S. government was performed on a fixed-price basis and the balance was performed on a cost-reimbursement basis. Under a fixed-price contract, the price paid to the contractor is negotiated at the outset of the contract and is not generally subject to adjustment to reflect the actual costs incurred by the contractor in the performance of the contract. Cost reimbursement contracts provide for the reimbursement of allowable costs and an additional negotiated fee.

     The corporation's United States government contracts and subcontracts contain the usual required provisions permitting termination at any time for the convenience of the government with payment for work completed and associated profit at the time of termination.

COMPETITION

     The Aerospace segment operates in a highly competitive environment with many other organizations which are substantially larger and have greater financial and other resources. The corporation competes with other helicopter manufacturers on the basis of price, performance, and mission capabilities; and also on the basis of its experience as a manufacturer of helicopters, the quality of its products and services, and the availability of facilities, equipment and personnel to perform contracts. Consolidation in the industry has increased the level of international competition for helicopter programs. The corporation is also affected by the political and economic circumstances of its potential foreign customers. The corporation's FAA certified K-MAX helicopters compete with military surplus helicopters and other commercial helicopters used for lifting, as well as with alternative methods of meeting lifting requirements. The corporation competes for its subcontract aircraft structures and components business on the basis of price and quality;
product endurance and special performance characteristics; proprietary knowledge; and the reputation of the corporation.

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

EMPLOYEES

     As of December 31, 2000, the Corporation employed 3,825 individuals throughout its business segments and corporate headquarters as follows:

Aerospace                                      1,885
Industrial Distribution                        1,493
Music Distribution                               382
Corporate Headquarters                            65
                                               -----
                                               3,825

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

     These patents are allocated among the corporation's business segments as follows:

                                  U.S. PATENTS    FOREIGN PATENTS
Segment                          Issued Pending   Issued  Pending
Aerospace                          66       4        35        7
Industrial Distribution             0       0         0        0
Music Distribution                  6       3        14        0
                                   --       --       --       --
                                   72       7        49        7

     Trademarks of Kaman Corporation include Adamas, Applause, Hamer, KAflex, KAron, K-MAX, Magic Lantern, and Ovation. In all, the corporation maintains 210 U.S. and foreign trademarks with 23 applications pending, most of which relate to music products in the Music Distribution segment.

COMPLIANCE WITH ENVIRONMENTAL PROTECTION LAWS

     In the opinion of management, based on the corporation's knowledge and analysis of relevant facts and circumstances, compliance with any environmental protection laws is not likely to have a material adverse effect upon the capital expenditures, earnings or competitive position of the corporation or any of its subsidiaries.

     The corporation is subject to the usual reviews, inspections and enforcement actions by various federal and state environmental and enforcement agencies and has entered into agreements and consent decrees at various times in connection with such reviews. One such matter, Rocque vs. Kaman, is discussed in
Item 3 (Legal Proceedings). Also on occasion the corporation has been identified as a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency ("EPA") in connection with the EPA's investigation of certain third party facilities. In each instance, the corporation has provided appropriate responses to all requests for information that it has received, and the matters have been resolved either through de minimis settlements, consent agreements, or through no further action being taken by the EPA or the applicable state agency with respect to the corporation. With respect to any such matters which may currently be pending, the corporation has been able to determine, based on its current knowledge, that resolution of such matters is not likely to have a material adverse effect on the future financial condition of the corporation.

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

FOREIGN SALES

     Twenty-three and four tenths percent (23.4%) of the sales of the corporation made in 2000 were to customers located outside the United States. In 2000, the corporation continued its efforts to develop international markets for its products and foreign sales (including sales for export); and during 2000 the corporation continued to perform work under contracts with the Commonwealth of Australia and the Government of New Zealand for the supply of retrofit SH-2G helicopters. Additional information required by this item is included in the corporation's 2000 Annual Report to Shareholders (Exhibit 13 to this Form 10-K)and is incorporated herein by reference.

ITEM 2.  PROPERTIES

     The corporation occupies approximately 3.26 million square feet of space throughout the United States and in Canada and Australia, distributed as follows:

     SEGMENT                                SQUARE FEET
                                   (in thousands as of 12/31/00)
     Aerospace                                 1,613
     Industrial Distribution                   1,096
     Music Distribution                          513
     Corporate Headquarters                       40
                                               -----
     Total                                     3,262

     The Aerospace segment's principal facilities are located in Arizona, Connecticut, and Massachusetts; other facilities including offices and smaller manufacturing and assembly operations are located in several other states. These facilities are used for manufacturing, research and development, engineering and office purposes. The U.S. Government owns
154 thousand square feet of the space occupied by Kaman Aerospace Corporation in Bloomfield, Connecticut in accordance with a Facilities Lease Agreement with a five (5) year term expiring in March 2003. The corporation also occupies a facility in Nowra, New South Wales, Australia under a contract providing for a ten (10) year term expiring in June, 2010.

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

     The Music Distribution segment's facilities in the United States are located in Connecticut, California, and Tennessee.
An additional Music Distribution facility is located in Ontario, Canada. These facilities consist principally of regional distribution centers, source centers and office space. Also included are facilities used for manufacturing musical instruments.

     The corporation occupies a 40 thousand square foot Corporate headquarters building in Bloomfield, Connecticut.

     The corporation's facilities are suitable and adequate to serve its purposes and substantially all of such properties are currently fully utilized. Many of the properties, especially within the Industrial Distribution segment, are leased.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the corporation or any of its subsidiaries is a party or to which any of their property is subject. Legal proceedings or enforcement actions relating to environmental matters are discussed in the section entitled Compliance with Environmental Protection Laws. On August 3, 2000, Arthur J. Rocque, Jr., Commissioner of Environmental Protection for the State of Connecticut instituted suit in state court naming Kaman Aerospace Corporation, Kamatics Corporation and the Ovation Division of Kaman Music Corporation as defendants. The complaint alleges certain regulatory violations (the majority of which are administrative in nature) at facilities located in Connecticut related to routine inspections which took place between 1988 and 1998. The complaint seeks civil penalties and injunctive relief.
Management believes that in all cases where corrective action was required at the time of such inspections, such action was promptly taken at the time and management does not anticipate that the resolution of this matter will be material to the business or financial condition of the corporation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

                              PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

CAPITAL STOCK AND PAID-IN CAPITAL

     Information required by this item is included in the corporation's 2000 Annual Report to Shareholders (Exhibit 13 to this Form 10-K) and is incorporated herein by reference.
INVESTOR SERVICES PROGRAM

     Shareholders of Kaman Class A common stock are eligible to participate in the Mellon Investor Services Program administered by Mellon Bank, N.A. which offers a variety of services including dividend reinvestment. A booklet describing the program may be obtained by writing to the program's
Administrator, Mellon Bank, N.A., P. O. Box 3338, South
Hackensack, NJ 07606-1938.

QUARTERLY CLASS A COMMON STOCK INFORMATION
-----------------------------------------------------------------
                             High      Low      Close   Dividend
2000
First                        $12.81    $8.77	   $9.75      $.11
Second                        11.69     9.44    10.69       .11
Third                         15.25    10.50    12.63       .11
Fourth                        17.75    11.00    16.88       .11
-----------------------------------------------------------------
1999
First                        $16.13    $11.56   $12.81     $.11
Second                        16.00     10.75    15.69      .11
Third                         16.00     12.31    12.75      .11
Fourth                        13.13     10.06    12.88      .11
-----------------------------------------------------------------
QUARTERLY DEBENTURE INFORMATION (6% Conv. Subordinated)
-----------------------------------------------------------------
                                High     Low       Close
-----------------------------------------------------------------
2000
First                          $ 94.00   $86.00    $88.00
Second                           93.00    82.00     82.00
Third                            90.00    82.00     84.00
Fourth                           92.00    84.00     87.00
-----------------------------------------------------------------
1999
First                          $ 99.88   $94.00    $ 97.00
Second                          103.00    96.00     100.00
Third                           100.00    94.00      97.50
Fourth                           97.50    91.00      97.00
-----------------------------------------------------------------

     NASDAQ market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

ANNUAL MEETING

     The Annual Meeting of Shareholders of the corporation will be held on Tuesday, April 10, 2001 at 11:00 a.m. in the offices of the corporation, 1332 Blue Hills Avenue, Bloomfield, Connecticut 06002. Holders of all classes of Kaman securities are invited to attend, however it is expected that matters on the agenda for the meeting will require the vote of Class B shareholders only.

ITEM 6.  SELECTED FINANCIAL DATA

     Information required by this item is included in the corporation's 2000 Annual Report to Shareholders (Exhibit 13 to this Form 10-K) and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     Information required by this item is included in the corporation's 2000 Annual Report to Shareholders (Exhibit 13 to this Form 10-K) and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this item is included in the corporation's 2000 Annual Report to Shareholders (Exhibit 13 to this Form 10-K) and is incorporated herein by reference.

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

None.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Following is information concerning each Director and Executive Officer of Kaman Corporation including name, age, position with the corporation, and business experience during the last five years:

Brian E. Barents         Mr. Barents, 57, has been a Director
                         since 1996.  He is President and
                         Chief Executive Officer of Galaxy
                         Aerospace Company L.P.  Prior to that
                         he was President and Chief Executive
                         Officer of Learjet, Inc.

T. Jack Cahill           Mr. Cahill, 52, has held various
                         positions with Kaman Industrial
                         Technologies Corporation, a subsidiary
                         of the corporation, since 1975, and has
                         been President of that subsidiary since
                         1993.

E. Reeves Callaway, III  Mr. Callaway, 53, has been a Director since 1995. He is President of The
                         Callaway Advanced Technology Corporation.

Frank C. Carlucci        Mr. Carlucci, 70, has been a Director
                         since 1989.  Prior to that he served as
                         U.S. Secretary of Defense.  He is
                         Chairman of The Carlyle Group, merchant
                         bankers, and Chairman of Nortel Networks
                         Corporation (formerly Northern Telecom).
                         Mr. Carlucci is also a director of
                         Ashland, Inc., Neurogen Corporation,
                         Pharmacia & Upjohn, Inc., Quaker Oats
                         Company, Sun Resorts, Ltd., N.V., and
                         Texas Biotechnology Corporation.

Laney J. Chouest, M.D.   Dr. Chouest, 47, has been a Director
                         since 1996.  He is Owner-Manager
                         of Edison Chouest Offshore, Inc.

Candace A. Clark         Ms. Clark, 46, has been Senior Vice
                         President, Chief Legal Officer and
                         Secretary since 1996.  Prior to that
                         she served as Vice President and
                         Counsel.  Ms. Clark has held various
                         positions with the corporation since
                         1985.

John A. DiBiaggio        Dr. DiBiaggio, 68, has been a Director
                         since 1984.  He is President and Chief
                         Executive Officer of Tufts University.
                         Prior to that he was President and Chief
                         Executive Officer of Michigan State
                         University.

Ronald M. Galla          Mr. Galla, 50, has been Senior Vice
                         President and Chief Information Officer
                         since 1995.  Prior to that he served as
                         Vice President and director of the
                         corporation's Management Information
                         Systems, a position which he held since
                         1990.  Mr. Galla has been director of
                         the corporation's Management Information
                         Systems since 1984.

Robert M. Garneau        Mr. Garneau, 56, has been Executive Vice
                         President and Chief Financial Officer
                         since 1995.  Previously he served as
                         Senior Vice President, Chief Financial
                         Officer and Controller. Mr. Garneau has held various positions with the corporation since 1981.

Huntington Hardisty      Admiral Hardisty (USN-Ret.), 72,
                         is the retired President of Kaman
                         Aerospace International Corporation, a
                         subsidiary of the corporation.
                         He has been a Director since 1991
                         and serves as a consultant
                         to the corporation. He retired from the U.S. Navy in 1991 having served as Commander-in-Chief for the U.S. Navy
                         Pacific Command since 1988.

Charles H. Kaman         Mr. Kaman, 81, has been Chairman of the
                         Board of Directors since 1945.  Until
                         1999 he was also President and Chief
                         Executive Officer of the corporation.
                         He is presently on disability leave.

C. William Kaman II      Mr. Kaman, 49, has been a Director
                         since 1992.  He is Chairman and CEO of
                         AirKaman of Jacksonville, Inc., an
                         entity unaffiliated with the
                         corporation.  Previously he was
                         Executive Vice President of the
                         corporation and was President of
                         Kaman Music Corporation, a subsidiary
                         of the corporation.  Mr. Kaman is the
                         son of Charles H. Kaman, Chairman of
                         the Board of Directors of the
                         corporation.

John C. Kornegay         Mr. Kornegay, 51, has been President of
                         Kamatics Corporation, a subsidiary of
                         the corporation, since 1999, and has
                         held various positions with Kamatics
                         Corporation since 1988.

Walter R. Kozlow         Mr. Kozlow, 65, has been President of
                         Kaman Aerospace Corporation, a
                         subsidiary of the corporation, since
                         1986, and has held various positions
                         with Kaman Aerospace Corporation since
                         1960.

Eileen S. Kraus          Ms. Kraus, 62, has been a Director
                         since 1995.  She is the retired
                         Chairman (Connecticut) of Fleet
                         National Bank.  Since 1979 she has
                         held various positions at Shawmut
                         Bank Connecticut and Shawmut
                         National Corporation, predecessors
                         of Fleet Bank, N.A. and its holding
                         company, Fleet Financial Group.  She
                         is a director of The Stanley Works and
                         Chairman of Connecticare Holding
                         Company and Connecticare, Inc.

Paul R. Kuhn             Mr. Kuhn, 59, was appointed President
                         and Chief Executive Officer of the
                         corporation and was elected a Director
                         in 1999.  From 1998 to 1999 he was
                         Senior Vice President, Operations,
                         Aerospace Engine Business, for Coltec
                         Industries, Inc. Prior to that
                         he was Group Vice President, Coltec
                         Industries, Inc. and President of its
                         Chandler Evans division.  He is a
                         director of the Connecticut Business
                         and Industry Association.

Hartzel Z. Lebed         Mr. Lebed, 73, has been a Director
                         since 1982, and served as Vice Chairman
                         of the Board of Directors from January,
                         1999 to September, 1999.  He is the
                         retired President of CIGNA Corporation.

Walter H. Monteith, Jr.  Mr. Monteith, 70, has been a Director since 1987.  He is the retired Chairman
                         of Southern New England Telecommuni-
                         cations Corporation.

Wanda L. Rogers          Mrs. Rogers, 68, has been a Director
                         since 1991.  She is President and Chief
                         Executive Officer of Rogers Helicopters,
                         Inc. She is also a director of Clovis
                         Community Bank.

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

Each Director and Executive Officer has been elected for a term of one year and until his or her successor is elected. The terms of all Directors and Executive Officers are expected to expire as of the Annual Meeting of the Shareholders and Directors of the corporation to be held on April 10, 2001.

Section 16(a) Beneficial Ownership Reporting Compliance.

   Based upon information provided to the corporation by persons required to file reports under Section 16(a) of the Securities Exchange Act of 1934, no Section 16(a) reporting delinquencies occurred in 2000.

ITEM 11.  EXECUTIVE COMPENSATION

A) GENERAL. The following tables provide certain information relating to the compensation of the corporation's Chief
Executive Officer and its four other most highly compensated executive officers.

       B)  SUMMARY COMPENSATION TABLE.

               Annual Compensation        Long Term Compensation
               -------------------        ----------------------
(a)         (b)   (c)        (d)    (e)     (f)      (g)       (h)     (i)
                                                                       All
Name and                            Other     AWARDS                  Other
Principal         Salary    Bonus   Annual  RSA   Options/SARs LTIP    Comp.
Position     Year  ($)       ($)    Comp.(1)($)(2) (#Shares) Payments ($)(3)
---------------------------------------------------------------------------
C. H. Kaman* 2000 850,000    ------- 223,316 -------  ------- ---   57,022
Chairman
             1999 850,000    200,000 363,229 -------  ------- ---  140,000

             1998 850,000    408,000 116,201 -------  0/      ---   64,120
                                                       125,000
P. R. Kuhn   2000 650,000    570,000 ------- 154,688  20,000/ ---   11,924
President                                              50,000
and Chief
Executive    1999 250,000(4) 360,000 ------- 706,250  100,000/---    3,661
Officer                                                180,000
             1998 -------    ------- ------- -------  ------- ---   ------

R.M.Garneau  2000 425,000    310,000 -------  77,344   10,000/ ---  25,181
Executive                                               30,000
Vice Pres-   1999 400,000    175,000 -------  43,500    9,000/---   12,329
ident and                                                30,000
Chief        1998 375,000    175,000 ------- 127,500    7,500/---   12,418
Financial                                                12,500
Officer

W.R.Kozlow   2000 300,000    160,000 -------  61,875   9,000/ ---   26,341
President,                                              25,000
Kaman        1999 275,000    140,000 -------  36,250   7,500/ ---   18,150
Aerospace                                               20,000
Corporation  1998 255,000    100,000 -------  85,000   7,500/ ---   13,170
                                                        10,000

T.J. Cahill  2000 260,000    160,000 -------  41,250   6,000/ ---   15,670
President,                                              15,000
Kaman        1999 255,000     51,000 -------  36,250   7,500/ ---    7,449
Industrial                                              15,000
Technologies 1998 245,000     80,000 -------  85,000   7,500/ ---    7,397
Corporation                                             7,500


*  Mr. Kaman began disability leave on June 15, 2000.

1. The corporation maintains a program pursuant to which it pays for tax and estate planning services provided to executive officers by third parties, up to certain limits. Amounts reported in this column include payments for such services as follows: $146,806 on behalf of C.H. Kaman in 2000, $152,788 on behalf of C.H. Kaman in 1999, and $91,060 on behalf of C.H.
Kaman in 1998. In addition, domestic services were provided to C.H. Kaman in the amount of $98,807 in 1999.

2. As of December 31, 2000, aggregate restricted stock holdings and their year end value were: C.H. Kaman, none; P.R. Kuhn, 55,000 shares valued at $928,400; R.M. Garneau, 18,900 shares valued at $319,032; W.R. Kozlow, 14,600 shares valued at $246,448; and T.J. Cahill, 12,600 shares valued at $212,688.
Restrictions lapse at the rate of 20% per year for all awards, beginning one year after the grant date provided recipient remains an employee of the corporation or a subsidiary.
Awards reported in this column are as follows: P. R. Kuhn, 5,000 shares in 2000 and 50,000 shares in 1999; R. M. Garneau, 7,500 shares in 2000, 3,000 shares in 1999, and 7,500 shares in 1998; W.R. Kozlow, 6,000 shares in 2000, 2,500 shares in 1999, and 5,000 shares in 1998; and T.J. Cahill, 4,000 shares in 2000, 2,500 shares in 1999, and 5,000 shares in 1998.
Dividends are paid on the restricted stock.

3. Amounts reported in this column consist of: C.H. Kaman, $53,000 - Officer 162 Insurance Program, $4,022 - medical expense reimbursement program ("MERP") plus amounts attributable to the corporation's direct medical expense reimbursement to Mr. Kaman; P.R. Kuhn, $5,362 - Senior executive life insurance program ("Executive Life"), $4,250 - employer matching contributions to the Kaman Corporation Thrift and Retirement Plan (the "Thrift Plan employer match"); $2,312 - MERP; R.M. Garneau, $4,544-Executive Life, $851 - Officer 162 Insurance Program,
$4,250 - Thrift Plan employer match, $1,411 - MERP,
$14,125 - all supplemental employer contributions under the Kaman Corporation Deferred Compensation Plan ("supplemental employer contributions"); W.R. Kozlow, $9,841 - Executive Life, $4,250 - Thrift Plan employer match, $5,000 - MERP, $7,250 - supplemental employer contributions; and T.J. Cahill, $3,219- Executive Life, $4,250 - Thrift Plan employer match, $1,951 - MERP, $6,250-supplemental employer contributions.
4. P.R. Kuhn joined the corporation on August 2, 1999 as President and Chief Executive Officer.


C)  OPTION/SAR GRANTS IN THE LAST FISCAL YEAR:

----------------------------------------------------------------------------
                                                       Potential Realizable
                                                       Value at Assumed
                                                       Annual Rates of
                                                       Stock Price
                                                       Appreciation for
                  Individual Grants                    Option Term*
----------------------------------------------------------------------------
(a)             (b)        (c)        (d)        (e)      (f)      (g)
                       % of Total
                        Options/
                          SARs**
              Options/  Granted to
                SARs**  Employees  Exercise or
              Granted   in Fiscal   Base Price  Expiration
Name            (#)        Year     ($/Sh)        Date     5%($)   10%($)
----------------------------------------------------------------------------
C. H. Kaman   0/           0/     -----    -------  ---------  ---------
              0            0

P. R. Kuhn    20,000/     8.87/   10.3125  2/15/10  453,983.31 1,150,482.84
              50,000     38.46

R. M. Garneau 10,000/     4.43/   10.3125  2/15/10  259,419.03   657,418.76
              30,000      23.08

W. R. Kozlow  9,000/      3.99/   10.3125  2/15/10  220,506.18   558,805.95
              25,000      19.23

T. J. Cahill  6,000/       2.66/  10.3125  2/15/10  136,194.99   345,144.85
              15,000      11.54



*The information provided herein is required by Securities and Exchange Commission rules and is not intended to be a projection of future common stock prices.

**Stock Appreciation Rights (SARs) are payable in cash only, not in shares of common stock.

Options and SARs relate to the corporation's Class A common stock and vest at the rate of 20% per year, beginning one year after the grant date.


D) AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR, AND
   FISCAL YEAR-END OPTION/SAR VALUES.

                                     Number of
                                     Shares under-  Value of
                                     lying          Unexercised
                                     Unexercised    in-the-money
                                     options        options*
              Shares                 at FY-end (#)  at FY-end ($)
              acquired on  Value     exercisable/   exercisable/
 Name         Exercise(#)  realized  unexercisable  unexercisable
  (a)            (b)         (c)        (d)            (e)
-------------------------------------------------------------------
C. H. Kaman    10,000  47,500   10,000/0        88,800/0

P. R. Kuhn     none     -       20,000/100,000  55,100/351,750

R. M. Garneau  3,000   19,140   38,300/27,700   212,451.50/110,341

W. R. Kozlow   3,000   22,140   36,600/24,900   204,355.50/98,164.50

T. J. Cahill   1,000    6,750   33,100/21,900   175,525.50/78,462


                                                    Value of
                                     Number of      Unexercised
                                     Unexercised    in-the-money
                                     SARs           SARs*
              SARs                   at FY-end (#)  at FY-end ($)
              acquired on  Value     exercisable/   exercisable/
 Name         Exercise(#)  realized  unexercisable  unexercisable
  (a)            (b)         (c)        (d)            (e)
-------------------------------------------------------------------
C. H. Kaman    none  none   50,000/75,000    0/0

P. R. Kuhn     "    "      36,000/194,000  99,180/725,095

R. M. Garneau  "    "      71,000/101,500  232,080/399,345

W. R. Kozlow   "    "      38,000/67,000   118,420/274,867.50

T. J. Cahill   "    "      36,000/51,500   116,040/199,672.50

*Difference between the 12/31/00 Fair Market Value and the exercise price(s).

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

                        PENSION PLAN TABLE
                         Years of Service
Remuneration*    15        20       25         30        35
---------------------------------------------------------------
  125,000    33,198    44,485    55,109      66,396      66,396
  150,000    40,698    54,535    67,559      81,396      81,396
  175,000    48,198    64,585    80,009      96,396      96,396
  200,000    55,698    74,635    92,459     111,396     111,396
  225,000    63,198    84,685   104,909     126,396     126,396
  250,000    70,698    94,735   117,359     141,396     141,396
  300,000    85,698   114,835   142,259     171,396     171,396
  350,000   100,698   134,935   167,159     201,396     201,396
  400,000   115,698   155,035   192,059     231,396     231,396
  450,000   130,698   175,135   216,959     261,396     261,396
  500,000   145,698   195,235   241,859     291,396     291,396
  750,000   220,698   295,735   366,359     441,396     441,396
1,000,000   295,698   396,235   490,859     591,396     591,396
1,250,000   370,698   496,735   615,359     741,396     741,396
1,500,000   445,698   597,235   749,859     891,396     891,396
1,750,000   520,698   697,735   864,359   1,041,396   1,041,396
2,000,000   595,698   798,235   988,859   1,191,396   1,191,396

*Remuneration: Average of the highest five consecutive years of "Covered Compensation" out of the final ten years of service.

     "Covered Compensation" means "W-2 earnings" or "base earnings", if greater, as defined in the Pension Plan. W-2 earnings for pension purposes consist of salary (including 401(k) and Section 125/129 Plan contributions but not deferrals under a non-qualified Deferred Compensation Plan), bonus and taxable income attributable to restricted stock awards and the cash out of employee stock options. Salary and bonus amounts for the named Executive Officers for 2000 are as shown on the Summary Compensation Table. Compensation deferred under the corporation's non-qualified deferred compensation plan is included in Covered Compensation here because it is covered by the corporation's unfunded supplemental employees' retirement plan for the participants in that plan.

     Current Compensation covered by the Pension Plan for any named executive whose Covered Compensation differs by more than 10% from the compensation disclosed for that executive in the Summary Compensation Table: Mr. Cahill, $365,243.

     Federal law imposes certain limitations on annual pension benefits under the Pension Plan. For the named executive officers who are participants, the excess will be paid under the Corporation's unfunded supplemental employees' retirement plan.

The Executive Officers named in Item 11(b) are participants in the plan and as of December 31, 2000, had the number of years of credited service indicated: Mr. Kaman - 55.1 years; Mr. Kuhn - 4.0; Mr. Garneau - 19.48 years; Mr. Kozlow - 40.7 years; Mr. Cahill - 25.7 years.

     Benefits are computed generally in accordance with the benefit formula described above.

G) COMPENSATION OF DIRECTORS. In general, non-employee members of the Board of Directors of the corporation receive an annual retainer of $20,000 and a fee of $1,000 for attending each meeting of the Board and each meeting of a Committee of the Board, except that the Chairman of the Audit Committee receives a fee of $1,250 for attending each meeting of that Committee. Such fees may be received on a deferred basis. In addition, each non-employee director will receive a Restricted Stock
Award for 500 shares (issued pursuant to the corporation's
Stock Incentive Plan), providing for immediate vesting upon election as a director at the corporation's 2001 Annual
Meeting of Shareholders.

H) EMPLOYMENT CONTRACTS AND TERMINATION, SEVERANCE AND CHANGE OF CONTROL ARRANGEMENTS. The corporation has an arrangement with Mr. C. H. Kaman that (1) in the event he retires or dies during active employment with the corporation, he and/or
Mrs. Kaman will be provided with medical/dental benefits for the remainder of their lives; and (2) in the event he becomes disabled during active employment, he will be assured of receiving an amount equal to his then current annual base salary for the remainder of his life.

In addition, the corporation has entered into Employment Agreements and Change in Control Agreements with certain executive officers, copies of which were filed as exhibits to the following filings made by the corporation with the Securities and Exchange
Commission: Form 10-Q (Document 54381-99-14) filed on November 12, 1999; Form 10-K (Document No. 54381-00-03 filed on March 21, 2000; and Form 10-Q (Document 54381-00-500006) filed on November 14, 2000. The employment agreements generally provide for a severance payment to be made to any such officer if he or she is terminated from employment (other than for willful failure to perform proper job responsibilities or violations of law) or if he or she leaves employment for good reason (e.g., due to a diminution in job responsibilities). The agreements have a two year term which began on September 21, 1999. The change in control agreements generally provide that, for a three year period following a change in control of Kaman Corporation or, in certain cases, a subsidiary thereof, a severance payment will be made to any such officer if his or her employment ends following the change in control (unless the termination was for cause, the officer dies or becomes disabled or if he or she leaves employment without good reason). The change in control agreements do not have a fixed term.

The corporation has also entered into an agreement with Admiral Hardisty providing him with certain payments in the amount of $370,000 and retaining him as a consultant for a period of two years following his retirement from regular employment effective March 1, 2000 at a per diem rate of $1,000.00. A copy of such agreement was attached as Exhibit 10d to the corporation's 1999 Form 10-K (Document 54381-99-3) filed with the Securities and Exchange Commission on March 21, 2000.

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

-----------------------------------------------------------------
                                  Number of Shares
Class of                          Beneficially Owned
Common     Name and Address       as of February 1,   Percentage
Stock      Beneficial Owner       2001                  of Class
-----------------------------------------------------------------
Class B    Charles H. Kaman          258,375(1)          38.69%
           Kaman Corporation
           Blue Hills Avenue
           Bloomfield, CT 06002

Class B    Newgate Associates        199,802             29.91%
           Limited Partnership
           c/o Murtha, Cullina, LLP
           CityPlace I
           185 Asylum Street
           Hartford, CT 06103

Class B    C. William Kaman, II       64,446(2)           9.65%
           c/o AirKaman of
             Jacksonville, Inc.
           Jacksonville International
             Airport
           14700 Yonge Drive
           Jacksonville, FL 32218

Class B    Robert D. Moses            51,177(3)           7.66%
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

                                 Number of Shares
                    Class of     Beneficially Owned       Percentage
Name               Common Stock  as of February 1, 2001     of Class
--------------------------------------------------------------------
Brian E. Barents        Class A          2,000             *
T. Jack Cahill          Class A         81,942(1)          *
E. Reeves Callaway      Class A          2,000             *
Frank C. Carlucci       Class A          5,000(2)          *
Laney J. Chouest        Class A          7,331             *
John A. DiBiaggio       Class A          2,000             *
Robert M. Garneau       Class A         87,031(3)          *
                        Class B         23,236            3.48%
Huntington Hardisty     Class A         ------(4)          *
Charles H. Kaman        Class A        152,467(5)          *
                        Class B        258,375(6)        38.69%
C. William Kaman, II    Class A         69,988(7)          *
                        Class B         64,446(8)         9.65%
Walter R. Kozlow        Class A         92,278(9)          *
                        Class B            296             *
Paul R. Kuhn            Class A         89,501(10)         *
                        Class B          1,440             *
Eileen S. Kraus         Class A          2,713             *
Hartzel Z. Lebed        Class A         18,263(11)         *
Walter H. Monteith, Jr. Class A          2,200             *
Wanda L. Rogers         Class A          2,000             *
All Directors and
Executive Officers      Class A        739,495(12)        3.28%
as a group **           Class B        349,675           52.36%

*    Less than one percent.
** Excludes 23,612 Class A shares and 1,471 Class B shares held by spouses of certain Directors and Executive
     Officers.

(1) Includes 40,900 shares subject to stock options exercisable or which will become exercisable within 60 days.
(2) Includes 3,500 shares held jointly with Mrs. Carlucci.
(3) Includes 47,600 shares subject to stock options exercisable or which will become exercisable within 60 days.
(4) Excludes 21,400 shares held by Mrs. Hardisty.




(5) Excludes the following:   23,132 shares held by Mrs. Kaman;
    8,010 shares held by Fidelco Guide Dog Foundation, Inc., a charitable foundation of which Mrs. Kaman is President and Mr. Kaman is a Director, in which shares Mr. Kaman disclaims beneficial ownership; 184,434 shares held by Newgate Associates Limited Partnership, a limited partnership established by Mr. Kaman and for which Mr. Kaman previously served as general partner; 21,816 shares held by Oldgate Limited Partnership ("Oldgate") a limited partnership established by Mr. Kaman and for which Mr. Kaman previously served as the general partner; 127,034 shares held by Oldgate and as to which shares Mr. Kaman disclaims beneficial interest, such portion of Oldgate having been placed in an irrevocable trust; and 70,500 shares held by the Charles H. Kaman Charitable Foundation, a private charitable foundation. Includes 10,000 shares subject to stock options exercisable or which will become exercisable within 60 days.
(6) Excludes the following: 1,471 shares held by Mrs. Kaman. Also excludes 199,802 shares held by Newgate Associates Limited Partnership, a limited partnership, which shares together with the 258,375 shares beneficially owned by Mr. Kaman, are the subject of a power of attorney and voting trust established by Mr. Kaman as more particularly described in Exhibit 10d.
(7) Includes 7,000 shares subject to stock options exercisable or which will become exercisable within 60 days; and excludes 89,891 shares held by Mr. Kaman as Trustee, in which shares Mr. Kaman disclaims any beneficial ownership.
(8) Excludes 4,800 shares held by Mr. Kaman as Trustee in which shares Mr. Kaman disclaims any beneficial ownership.
(9) Includes 45,000 shares subject to stock options exercisable or which will become exercisable within 60 days.
(10)Includes 24,000 shares subject to stock options exercisable or which will become exercisable within 60 days.
(11)Includes shares held jointly with Mrs. Lebed and 8,000 shares held in an Individual Retirement Account, but excludes 480 shares held by Mrs. Lebed.
(12)Includes 227,700 shares subject to stock options exercisable or which will become exercisable within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 2000, the corporation obtained legal services from the Hartford, Connecticut law firm of Murtha Cullina LLP of which Mr. John S. Murtha, who served as a Director of the corporation through April, 2000, is of counsel. The corporation also obtained video production services in the amount of $58,088 from Polykonn Corporation, a corporation controlled by Mr. Steven Kaman, son of Charles H. Kaman, Chairman of the corporation. In addition, in 2000 the corporation paid rental payments in the amount of

$92,809 under a lease arrangement with AirKaman of Jacksonville, Inc. for certain premises occupied by the corporation in Jacksonville, Florida. AirKaman of Jacksonville, Inc. is a corporation controlled by C. William Kaman, II, a director of the corporation. Such lease arrangement was in effect for a number of years prior to Mr. Kaman's acquisition of AirKaman of Jacksonville, Inc., was terminated effective December 31, 2000 and in February, 2001, AirKaman of Jacksonville, Inc. paid the corporation a termination fee of $100,000 as consideration for such termination. Also in 2000 the corporation utilized the services of Mr. Ivan Humberto Iraola Pellane as a sales representative in connection with the sale of the corporation's K-MAX and SH-2 helicopters for use in Peru. Mr. Iraola Pellane is the son-in-law of Mr. Walter Kozlow, an Executive Officer of the corporation. The corporation's agreement with Mr. Iraola Pellane with respect to the SH-2 helicopter provides for a fee of $3,000 per month for certain in-country support and marketing services and also provides for a commission of 2 1/2% on any sale of the SH-2 helicopter which may ensue. To date no such sales have occurred. The corporation's agreement with Mr. Iraola Pellane with respect to the K-MAX helicopter provides for a commission arrangement of 5% on such sales with an additional 1% as compensation for after market support services. In December, 2000, the corporation was awarded a contract valued at $21 million with the U.S. State Department for the sale of five K-MAX helicopters for use in Peru.
Payments to Mr. Iraola Pellane for his services under his commission arrangement are subject to the corporation's receipt of payment from the customer.

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


  (b)     REPORTS ON FORM 8-K:  None

                              SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bloomfield, State of Connecticut, on this 15th day of March, 2001.

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

Signature:            Title:                             Date:
---------------------------------------------------------------

Paul R. Kuhn          President, Chief Executive  March 15, 2001
                      Officer and Director

Robert M. Garneau     Executive Vice President    March 15, 2001
                      and Chief Financial Officer
                      (Principal Financial and
                      Accounting Officer)

Paul R. Kuhn                                      March 15, 2001
Attorney-in-Fact for:

    Brian E. Barents         Director
    E. Reeves Callaway, III  Director
    Frank C. Carlucci        Director
    Laney J. Chouest         Director
    John A. DiBiaggio        Director
    Huntington Hardisty      Director
    C. William Kaman, II     Director
    Eileen S. Kraus          Director
    Hartzel Z. Lebed         Director
    Walter H. Monteith, Jr.  Director
    Wanda L. Rogers          Director

                    KAMAN CORPORATION AND SUBSIDIARIES

                  Index to Financial Statement Schedules



Report of Independent Auditors

Financial Statement Schedules:

    Schedule V - Valuation and Qualifying Accounts

REPORT OF INDEPENDENT AUDITORS



KPMG LLP
Certified Public Accountants
One Financial Plaza
Hartford, Connecticut 06103

The Board of Directors and Shareholders
Kaman Corporation:

Under date of February 5, 2001, we reported on the consolidated balance sheets of Kaman Corporation and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in the 2000 annual report to shareholders. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP



Hartford, Connecticut
February 5, 2001

                    KAMAN CORPORATION AND SUBSIDIARIES
              SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
                          (Dollars in Thousands)

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
                 ======     ======     ======   ======     ======

                          YEAR ENDED DECEMBER 31, 2000
                                   Additions
                 BALANCE    CHARGED TO                     BALANCE
                 JANUARY 1, COSTS AND                      DECEMBER 31,
DESCRIPTION      2000       EXPENSES   OTHERS  DEDUCTIONS  2000
Allowance for
doubtful
accounts         $4,519     $1,490     $-----   $1,373(A)  $4,636
                 ======     ======     ======   ======     ======
Accumulated
amortization
of goodwill      $1,598     $  110     $-----   $-----     $1,708
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

  Exhibit 4b  Revolving Credit Agreement            by reference
              between the corporation and The
              Bank of Nova Scotia and Fleet
              National Bank as Co-Administrative
              Agents and Bank One, N.A. as the
              Documentation Agent and The Bank of
              Nova Scotia and Fleet Securities, Inc.
              as the Co-Lead Arrangers and Various
              Financial Institutions dated as of
              November 13, 2000 filed as Exhibit 4
              to form 10-Q filed with the Securities
              and Exchange Commission on November 14,
              2000, Document No. 54381-00-500006.

Exhibit 4c The corporation is party to certain by reference long-term debt obligations, such as real estate mortgages, copies of which it agrees to furnish to the Commission upon request.

 Exhibit 10a    The Kaman Corporation 1993 Stock     attached
                Incentive Plan as amended effective
                November 18, 1997 has been filed
                as an exhibit to the Corporation's
                Form 10-K Document No. 54381-98-09
                filed with the Securities and
                Exchange Commission on March 16,
                1998 as amended by Document
                No. 54381-98-13 on March 27, 1998
                and by Document No. 54381-00-500006
                on November, 14, 2000) and as amended
                effective February 13, 2001,
                which amendment is attached hereto.

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

Exhibit 10c     Kaman Corporation Supplemental       attached
                Employees' Retirement Plan,
                as amended

Exhibit 10d     Kaman Corporation Deferred           attached
                Compensation Plan, as amended

Exhibit 10e     Kaman Corporation Cash Bonus Plan,    attached
                as amended

Exhibit 10f     Employment Agreements and Change in  by reference
                Control Agreements with certain
                executive officers have been filed
                as exhibits to the following
                filings by the corporation with the
                Securities and Exchange Commission:
                Form 10-Q (Document No. 54381-99-14)
                filed November 12, 1999; Form 10-K
                (Document No. 54381-00-03) filed
                March 21, 2000; and Form 10-Q
                (Document No. 54381-00-500006)
                Filed November 14, 2000.

Exhibit 10f(IV) Agreement between Kaman            by reference
                Corporation and Huntington
                Hardisty dated February 24, 2000
                has been filed as Exhibit 10d to
                the corporation's Form 10-K
                Document No. 54381-00-03.

Exhibit 10g     Notice of change of control        by reference
                filed as Exhibit 99 to the
                corporation's Form 8-K dated
                August 16, 2000 as Document
                No. 54381-00-000010.

Exhibit 11      Statement regarding computation       attached
                of per share earnings.

Exhibit 13      Portions of the Corporation's         attached
                2000 Annual Report to
                Shareholders as required by
                Item 8.

Exhibit 21      Subsidiaries.                         attached

Exhibit 23      Consent of Independent Auditors.      attached


Exhibit 24      Power of attorney under which         attached
                this report has been signed on
                behalf of certain directors.