Form 10-Q
period 2001-03-31
KAMAN CORP
filed 2001-05-15
CIK 54381

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
--- SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
    ENDED
    March 31, 2001.
    ------------------
    OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
--- SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM              TO
    ---------------  --------------.

Commission File No. 0-1093

                         KAMAN CORPORATION
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)

          Connecticut                        06-0613548
--------------------------------         -------------------
  (State or other jurisdiction            (I.R.S. Employer
of incorporation or organization)        Identification No.)

                      1332 Blue Hills Avenue
                   Bloomfield, Connecticut 06002
             ----------------------------------------
             (Address of principal executive offices)


                         (860) 243-7100
        --------------------------------------------------
        Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes x   No
                              ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 1, 2001:

                         Class A Common   21,704,376
                         Class B Common      667,814



                            Page 1 of 17 Pages

                      KAMAN CORPORATION AND SUBSIDIARIES
                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:
             Condensed Consolidated Balance Sheets(In thousands)

            Assets                 March 31, 2001     December 31, 2000
            ------               ------------------  ------------------
Current assets:
  Cash and cash equivalents                $ 35,344            $ 48,157
  Accounts receivable (net of
    allowance for doubtful
    accounts of $4,407 in
    2001, $4,636 in 2000)                   216,197             212,374
  Inventories:
    Contracts and other
      work in process              58,569              65,918
    Finished goods                 41,788              41,590
    Merchandise for resale         89,784   190,141    88,640   196,148
                                  -------             -------
  Other current assets                       25,932              25,321
                                           --------             -------
    Total current assets                    467,614             482,000

Property, plant & equip., at cost 169,527             170,895
  Less accumulated depreciation
    and amortization              108,053             107,190
                                  -------             -------
  Net property, plant & equipment            61,474              63,705

Other assets                                  8,005               8,125
                                           --------            --------
                                           $537,093            $553,830
                                           ========            ========

             Liabilities and Shareholders' Equity
             ------------------------------------
Current liabilities:
  Notes payable                            $  3,669            $  3,720
  Accounts payable                           48,055              58,057
  Accrued liabilities                        26,395              30,300
  Advances on contracts                      35,248              41,905
  Other current liabilities                  32,752              35,244
  Income taxes payable                        4,695               4,116
                                           --------             -------
    Total current liabilities               150,814             173,342

Deferred credits                             24,322              23,556
Long-term debt, excl. current portion        23,226              24,886
Shareholders' equity                        338,731             332,046
                                           --------            --------
                                           $537,093            $553,830
                                           ========            ========

                    KAMAN CORPORATION AND SUBSIDIARIES
                PART I - FINANCIAL INFORMATION, Continued

Item 1. Financial Statements, Continued:

           Condensed Consolidated Statements of Operations
              (In thousands except per share amounts)

                                           For the Three Months
                                              Ended March 31,
                                           --------------------
                                              2001        2000
                                              ----        ----
Revenues                                   $244,692     $263,525

Costs and expenses:
   Cost of sales                            182,692      198,752
   Selling, general and
     administrative expense                  49,047       51,395
   Interest income, net                         (26)        (350)
   Other (income)/expense, net                 (487)         307
                                           --------     --------
                                            231,226      250,104
                                           --------     --------

Earnings before income taxes                 13,466       13,421

Income taxes                                  4,725        4,865
                                           --------     --------
Net earnings                               $  8,741     $  8,556
                                           ========     ========

Net earnings per share:
   Basic                                   $    .39     $    .37
   Diluted                                 $    .38     $    .36
                                           ========     ========


Dividends declared per share               $    .11     $    .11
                                           ========     ========











                          KAMAN CORPORATION AND SUBSIDIARIES
                      PART I - FINANCIAL INFORMATION, Continued

Item 1. Financial Statements, Continued:
                  Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                    For the Three Months
                                                        Ended March 31,
                                                    --------------------
                                                       2001       2000
                                                    ---------   --------
Cash flows from operating activities:
  Net earnings                                       $  8,741    $ 8,556
  Depreciation and amortization                         2,815      2,912
  Net gain on sale of assets                             (630)         -
  Accounts receivable                                  (3,823)   (32,963)
  Inventory                                             6,007     11,148
  Accounts payable                                    (10,002)     2,891
  Advances on contracts                                (6,657)    (2,591)
  Income taxes payable                                    579      3,466
  Changes in other current assets and liabilities      (5,913)    (2,621)
  Other, net                                             (172)       638
                                                     --------   --------
    Cash provided by (used in) operating
      activities                                       (9,055)    (8,564)
                                                     --------   --------

Cash flows from investing activities:
  Proceeds from sale of assets                          1,124          -
  Expenditures for property, plant & equipment         (1,040)    (1,471)
  Other, net                                              (55)       (88)
                                                     --------   --------
    Cash provided by (used in) investing
      activities                                           29     (1,559)
                                                     --------   --------
Cash flows from financing activities:
  Reductions to notes payable	                            (51)      (301)
  Reductions to long-term debt	                    (1,660)    (1,660)
  Purchase of treasury stock                                -       (833)
  Dividends paid                                       (2,447)    (2,544)
  Proceeds from sale of stock                             371        392
                                                     --------   --------
    Cash provided by (used in) financing
      activities                                       (3,787)    (4,946)
                                                     --------   --------

Net increase (decrease) in cash and cash equivalents  (12,813)   (15,069)

Cash and cash equivalents at beginning of period       48,157     76,249
                                                     --------   --------
Cash and cash equivalents at end of period           $ 35,344   $ 61,180
                                                     ========   ========

               KAMAN CORPORATION AND SUBSIDIARIES
           PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:

       Notes to Condensed Consolidated Financial Statements
                         (In thousands)

Basis of Presentation
----------------------

The December 31, 2000 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of Kaman Corporation and subsidiaries.

In the opinion of management, the balance of the condensed financial information reflects all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented and are of a normal recurring nature, unless otherwise disclosed in this report.

The statements should be read in conjunction with the notes to the consolidated financial statements included in Kaman
Corporation's 2000 Annual Report.


Cash Flow Items
---------------

Cash payments for interest were $964 and $1,032 for the three months ended March 31, 2001 and 2000, respectively. Cash payments for income taxes for the comparable periods were $3,856 and $1,255, respectively.


Comprehensive Income
--------------------

Comprehensive income was $8,604 and $8,550 for the three months ended March 31, 2001 and 2000, respectively, as the result of foreign currency translation adjustments.

                 KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:

            Notes to Condensed Consolidated Financial Statements
                             (In thousands)

Shareholders' Equity
--------------------

Changes in shareholders' equity were as follows:


  Balance, January 1, 2001                          $332,046

     Net earnings                                      8,741
     Foreign currency translation adjustment            (137)
                                                    --------
       Comprehensive income                            8,604

     Dividends declared                               (2,459)


    Employee stock plans                                540
                                                    --------
  Balance, March 31, 2001                           $338,731
                                                    ========

                 KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:

            Notes to Condensed Consolidated Financial Statements
                    (In thousands except share amounts)

Business Segments
-----------------
Summarized financial information by business segment is as follows:

                                            For the Three Months
                                               Ended March 31,
                                         -------------------------
                                            2001            2000
                                         ---------       ---------
Net sales:
  Aerospace                               $ 92,158        $ 96,457
  Industrial Distribution                  123,071         136,363
  Music Distribution                        29,260          30,384
                                          --------        --------
                                          $244,489        $263,204
                                          ========        ========
Operating profit:
  Aerospace                               $ 10,189        $ 10,801
  Industrial Distribution                    5,078           5,510
  Music Distribution                         1,319           1,529
                                          --------        --------
                                            16,586          17,840

  Interest, corporate and
    other expense, net                      (3,120)         (4,419)
                                          --------        --------
  Earnings before income taxes            $ 13,466        $ 13,421
                                          ========        ========


                                          March 31,     December 31,
                                            2001            2000
                                          --------        --------
Identifiable assets:
  Aerospace                               $300,559        $307,762
  Industrial Distribution                  137,718         137,297
  Music Distribution                        53,207          53,444
  Corporate                                 45,609          55,327
                                          --------        --------
                                          $537,093        $553,830
                                          ========        ========

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Results of Operations
---------------------

Consolidated revenues for the three months ended March 31, 2001 were $244.7 million compared to $263.5 million for the same period of 2000.

Aerospace segment net sales were $92.2 million for the first quarter of 2001 compared to $96.5 million for the first quarter of 2000, as revenues for the SH-2G naval helicopter have begun to taper off. The Aerospace segment's principal programs include helicopter manufacturing (currently about 52% of segment sales), aircraft structures subcontract work and manufacture of components such as self-lubricating bearings and driveline couplings for aircraft applications (currently about 35% of segment sales), and advanced technology products (currently about 13% of segment sales).

The corporation's helicopter programs include the SH-2G multi-mission naval helicopter and the K-MAX (registered trademark) medium-to-heavy lift helicopter. Helicopter program net sales for the first quarter of 2001 were down 15 percent compared to the same period of last year.

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

The program for New Zealand involves five (5) aircraft and support for the Royal New Zealand Navy. The contract has an anticipated value of $180 million (US), of which 87% has now been recorded as revenue. The delivery process for the first aircraft began during April, 2001.

The program for Australia involves eleven (11) helicopters with support, including a support services facility, for the Royal Australian Navy. The total contract has an anticipated value of about $680 million (US). The helicopter production portion of the work is valued at $559 million, of which 80% has been recorded as revenue.

The SH-2G(A) helicopter for Australia will contain an integrated tactical avionics system ("ITAS") that will provide the most sophisticated, integrated cockpit and weapons system

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

available in an intermediate-weight helicopter. Due to a contract dispute between the corporation and its subcontractor, Litton Guidance and Control Systems (the designer and integrator of the ITAS system for the Australia program), there will be a delay in delivery of the full ITAS to Australia. As a result of mediation between the corporation and Litton, an agreement in principle was reached in February, 2001 under which the two parties agreed to withdraw their claims upon fulfillment of mutually agreed commitments. Litton's significant responsibilities for the Australia program will end once it completes work on hardware and certain software and transfers a software integration laboratory, software and intellectual property rights to the corporation. In return, the corporation will make certain milestone payments to Litton as it finishes the aforementioned work and will assume responsibility for several remaining elements of the project. Management is currently negotiating contracts with other subcontractors (which must be acceptable to the Australian government) to complete the balance of ITAS software development. Once these arrangements are finalized, management expects to have improved visibility on the overall impact upon costs and profitability for the Australia program. The corporation is also working with the Royal Australian Navy to develop satisfactory procedures for approval of the new subcontractor arrangements, interim acceptance of the aircraft without the full ITAS and coordination of this year's deliveries of those aircraft (one of which is already in Australia).

Management expects that as the New Zealand and Australia programs wind down, revenues from the SH-2G programs will decrease during 2001. The corporation believes that the potential market for additional SH-2G helicopter programs is promising, even though the market is highly competitive and influenced by political and economic conditions. For example, the corporation is in the late stages of competition for up to eight search and rescue helicopters for the government of Egypt. The SH-2G size is well suited for operating from the types of ships in service with the Egyptian Navy. In its last procurement for anti-submarine warfare helicopters, the Republic of Egypt selected ten SH-2Gs, which have been in service since 1998 and for which the corporation continues to provide on-site support. The corporation is also in discussions with the U.S. Navy regarding refurbishment of four SH-2G helicopters for use by the Polish government, along with future training and support.

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

The corporation has taken a consignment of the Navy's inventory of SH-2 spare parts under a multi-year agreement that provides the corporation the ability to utilize certain inventory for support of the corporation's other SH-2 programs while also supporting U.S. Naval Reserve needs for the three SH-2G aircraft that it currently operates.

During the first quarter of 2001, the corporation substantially completed performance on the order for five K-MAX aircraft that was received from the U.S. State Department in December, 2000. It is expected that these aircraft will be used in Peru for anti-drug efforts. The corporation continues its efforts to refocus K-MAX sales development on global market opportunities in industry and government, including oil and gas exploration, power line and other utility construction, fire fighting, law enforcement, and the movement of equipment. Management is optimistic that the lifting capability and operating cost advantages of the K-MAX will enable the program to contribute to the long-term profitability of the corporation.

Net sales for the portion of the Aerospace segment that performs subcontract work and manufactures aircraft components increased 11 percent for the first quarter of 2001 compared to the prior year. The segment is involved in a number of commercial and defense aviation programs, including production of wing structures and other components for virtually all Boeing commercial aircraft as well as components for the Boeing C-17 transport and F-22 fighter. Work continues on two multi-year contracts received last year from MD Helicopters, Inc. to supply fuselages for that company's entire line of single-engine helicopters and composite rotor blades for its MD Explorer helicopter. The segment's component manufacturing includes self-lubricating bearings for use principally in aircraft flight controls, turbine engines and landing gear, and driveline couplings for helicopters.

The Aerospace segment also produces advanced technology products, including missile fuzing devices, precision measuring systems, electromagnetic motors and electro-optic devices. Net sales of this portion of the segment's business increased 8 percent from the same quarter last year.

Industrial Distribution segment net sales were $123.1 million for the first quarter of 2001 compared to $136.4 million for the same period of 2000, due to a slowdown in the U.S. economy.
Since the segment's customers encompass business in nearly every sector of U.S. industry, this business tends to be affected by industrial production levels. During the first quarter of

                     KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

2001, weakness was experienced particularly in the automotive and steel sectors and the energy crisis on the west coast was disruptive to the customer base from California to Washington. The segment adjusted to these circumstances by taking steps to reduce expenses and improve efficiency, including consolidation of some branches. Management believes that these actions will position the segment to benefit significantly in an economic recovery.

The Industrial Distribution segment's Internet e-Commerce site was implemented last year and has been well received by a variety of customers. The site contains a complete catalog of product offerings (with more than one million industrial products) and provides an additional channel for both current and new customers to transact business with the segment.

Music Distribution net sales were $29.3 million for the quarter ended March 31, 2001 compared to $30.4 million a year ago, due to the economic slowdown and an overall softening in the music market. While sales to the larger retail stores have continued to be relatively strong, it appears that other retailers have been working to reduce inventories carried over from a slow holiday sales period last year.

Total operating profit for all the corporation's business segments for the quarter ended March 31, 2001 was $16.6 million compared to $17.8 million the prior year. These lower operating profits were offset by a $0.7 million gain from the sale of a facility and reduced corporate expenses. Operating profit for the Aerospace segment was $10.2 million for the first quarter of 2001 compared to $10.8 million a year ago; operating profit increases in the K-MAX program, aircraft subcontracting, and advanced technology sectors of the businesses were offset by the effect of maturation of the Australia and New Zealand SH-2G helicopter programs. Operating profit for the Industrial Distribution segment was $5.1 million for the first quarter compared to $5.5 million a year ago, reflecting the economic slowdown. Operating profit for the Music Distribution business was $1.3 million for the quarter ended March 31, 2001, compared to $1.5 million the previous year, due to economic conditions.

For the quarter ended March 31, 2001, interest income earned from investment of cash more than offset interest expense.

The consolidated effective income tax rate was 35.1% for the first quarter of 2001 compared to 36.2% for the same period of 2000.

                     KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)



Net earnings for the first quarter of 2001 were 38 cents per common share on a diluted basis compared to 36 cents per common share for the first quarter of 2000 on the same basis.


Liquidity and Capital Resources
-------------------------------

The corporation's cash flow from operations has generally been sufficient to finance a significant portion of its working capital and other capital requirements.

During the first quarter of 2001, operating activities used cash, in large part due to reductions in the Aerospace segment's advances on contracts and accounts payable. This was offset to some extent by decreases in inventories in the Aerospace segment. Management expects that as helicopter deliveries to Australia are accomplished and new business is added, this cash situation should tend to reverse itself later in the year.

During the quarter, cash was used in investing activities for items such as acquisition of machinery and computer equipment, which use was more than offset by proceeds from the sale of assets during the quarter. Cash used by financing activities was primarily attributable to the payment of dividends to common shareholders and the sinking fund requirement for the corporation's debentures (described below).

At March 31, 2001, the corporation had $24.9 million of its 6% convertible subordinated debentures outstanding. The debentures are convertible into shares of Class A common stock at any time on or before March 15, 2012 at a conversion price of $23.36 per share, generally at the option of the holder. Pursuant to a sinking fund requirement that began March 15, 1997, the corporation redeems approximately $1.7 million of the outstanding principal of the debentures each year.

In November 2000, the corporation's board of directors authorized a replenishment of the corporation's stock repurchase program, providing for the repurchase of an aggregate of 1.4 million Class A shares for use in administration of the corporation's stock plans and general corporate purposes. No shares were repurchased during the first quarter of 2001.

                    KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

The corporation had $35.3 million in surplus cash at March 31, 2001, with an average of $38.6 million for the quarter. These funds have been invested in high quality short term investments.

The corporation maintains a revolving credit agreement involving a group of eight financial institutions. The agreement has a maximum unsecured line of credit of $225 million which consists of a $150 million commitment for five years and a $75 million commitment under a "364 day" arrangement which is renewable annually for an additional 364 days. The most restrictive of the covenants contained in the agreement requires the corporation to have EBITDA, as defined, at least equal to 300% of interest expense and a ratio of consolidated total indebtedness to total capitalization of not more than 55%.

Letters of credit are generally considered borrowings for purposes of the revolving credit agreement. The governments of Australia and New Zealand made advance payments of $104.3 million in connection with their SH-2G contracts in 1997 and those payments were fully secured by the corporation through issuance of irrevocable letters of credit. The face amount of these letters of credit is currently $41.2 million. Reductions are anticipated as certain contract milestones are reached and as the corporation and the Australian government agree upon an acceptance and delivery schedule for the SH-2G(A)s.

Average bank borrowings for the three months ended March 31, 2001 were $2.1 million, compared to $2.7 million for the same period of 2000.

Management believes that the corporation's cash flow from operations and available unused bank line of credit under its revolving credit agreement will be sufficient to finance its working capital and other capital requirements for the foreseeable future.

Management also believes that its strong balance sheet provides flexibility for it to identify and pursue appropriate opportunities to expand its businesses.


Forward-Looking Statements
--------------------------

This report contains forward-looking information relating to the corporation's business and prospects, including the SH-2G and K-MAX helicopter programs, aircraft structures and components, the industrial and music distribution businesses, operating cash

                    KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

flow and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of contract negotiations with government authorities, including foreign governments;
2) political developments in countries where the corporation intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) economic and competitive conditions in markets served by the corporation, including industry consolidation in the United States and global economic conditions; 5) timing of satisfactory completion of the Australian SH-2G (A) program; 6) timing, degree and scope of market acceptance for products such as a repetitive lift helicopter; 7) U.S. industrial production levels; and 8) currency exchange rates, taxes, laws and regulations, inflation rates, general business conditions and other factors. Any forward-looking information should be considered with these factors in mind.


Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk

The corporation has financial instruments that are subject to interest rate risk, including but not limited to short-term investments and debt obligations. Short-term investments have market interest rates and are highly liquid. The corporation manages interest rate risk on debt through the use of a combination of fixed rate long-term debt and variable rate borrowings under its revolving credit agreement. Letters of credit for the SH-2G helicopter contracts are generally considered borrowings for purposes of the revolving credit agreement and fees are based upon usage and the corporation's credit rating. The corporation believes a near-term change in market rates would not materially affect the consolidated financial position, results of operations or cash flows of the corporation.

The corporation is also subject to various other market risk factors that arise from normal business operations, as discussed in the Forward-Looking Statements of this report. There has been no significant change in the corporation's exposure to these market risks during the first three months of 2001.

                 KAMAN CORPORATION AND SUBSIDIARIES
                     PART II - OTHER INFORMATION


Item 4.  Submission of Matters to Vote of Security Holders

The annual meeting of the shareholders of the Corporation was held at the offices of the Corporation on April 10, 2001.
Following is a brief description of each matter voted upon at the meeting:


1.   Election of Directors
     ---------------------

The following twelve (12) individuals were elected directors of the Corporation to serve until the next annual meeting and until their successors have been elected:

Brian E. Barents     E. Reeves Callaway III  Frank C. Carlucci
Laney J. Chouest     John A. DiBiaggio       Huntington Hardisty
C. William Kaman II  Eileen S. Kraus         Paul R. Kuhn
Hartzel Z. Lebed     Walter H. Monteith, Jr. Wanda Lee Rogers

For each director, the Class B shareholders voted 602,952 shares in favor, none against, with no abstentions and no broker non-votes.


2.   Authority to Elect One (1) Additional Director
     ----------------------------------------------

A proposal to authorize the Board of Directors to elect one (1) additional director during the ensuing year was adopted by the Class B shareholders who voted 602,552 in favor and 400 against, with no abstentions and no broker non-votes.


3.   Appointment of KPMG LLP
     -----------------------

A proposal to appoint KPMG LLP as the Corporation's independent auditors during the ensuing year was adopted by the Class B shareholders who voted 602,952 in favor, none against, with no abstentions and no broker non-votes.

                  KAMAN CORPORATION AND SUBSIDIARIES
                     PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

        (a) Exhibits to Form 10-Q:

            (11)  Earnings per share computation

        (b) Report on Form 8-K filed in the first quarter of 2001:

             A report on Form 8-K was filed on March 9, 2001, reporting that Charles H. Kaman will not stand for re-election to the board of directors of Kaman Corporation at its annual meeting on April 10, 2001, due to a continuing health condition.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    KAMAN CORPORATION
                                    Registrant



Date:    May 14, 2001               By  Paul R. Kuhn
                                    Chairman, President and
                                    Chief Executive Officer
                                    (Duly Authorized Officer)



Date:    May 14, 2001               By  Robert M. Garneau
                                    Executive Vice President and
                                    Chief Financial Officer

                 KAMAN CORPORATION AND SUBSIDIARIES

                           Index to Exhibits







Exhibit 11      Earnings Per Share Computation         Attached