Form 10-Q/A
period 2001-03-31
KAMAN CORP
filed 2001-05-15
CIK 54381

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

During the first quarter of 2001, the corporation substantially completed performance on the order for five K-MAX aircraft that was received from the U.S. State Department in December, 2000 by delivering the remaining three aircraft (revenue from two aircraft was recognized in 2000). It is expected that these aircraft will be used in Peru for anti-drug efforts. The corporation continues its efforts to refocus K-MAX sales development on global market opportunities in industry and government, including oil and gas exploration, power line and other utility construction, fire fighting, law enforcement, and the movement of equipment.

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

Industrial Distribution segment net sales were $123.1 million for the first quarter of 2001 compared to $136.4 million for the same period of 2000, due to a slowdown in the U.S. economy. Since the segment's customers encompass business in nearly every sector of U.S. industry, this business tends to be affected by industrial

                     KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

production levels. During the first quarter of 2001, weakness was experienced particularly in the automotive and steel sectors and the energy crisis on the west coast was disruptive to the customer base from California to Washington. The segment adjusted to these circumstances by taking steps to reduce expenses and improve efficiency, including consolidation of some branches. Management believes that these actions will position the segment to benefit significantly in an economic recovery.

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


Forward-Looking Statements
--------------------------

This report contains forward-looking information relating to the corporation's business and prospects, including the SH-2G and K-MAX helicopter programs, aircraft structures and components, the industrial and music distribution businesses, operating cash

                    KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

flow and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of contract negotiations with government authorities, including foreign governments;
2) political developments in countries where the corporation intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) economic and competitive conditions in markets served by the corporation, including industry consolidation in the United States and global economic conditions; 5) timing of satisfactory completion of the Australian SH-2G(A) program; 6) timing, degree and scope of market acceptance for products such as a repetitive lift helicopter; 7) U.S. industrial production levels; 8) changes in supplier sales policies; 9) the effect of price increases or decreases; and 10) currency exchange rates, taxes, laws and regulations, inflation rates, general business conditions and other factors. Any forward-looking information should be considered with these factors in mind.


Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk

The corporation has various market risk exposures that arise from its normal business operations, including currency exchange rates, supplier price changes, and interest rates as well as other factors described in the Forward-Looking Statements section of this report.

The corporation's exposure to currency exchange rates is managed at the corporate and subsidiary operations levels as an integral part of the business.

The corporation's exposure to supplier sales policies and price changes relates primarily to its distribution businesses and the corporation seeks to manage this risk through its procurement policies and maintenance of favorable relationships with suppliers.

                    KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

The corporation's exposure to interest rate risk relates primarily to its financial instruments, which include short-term investments with market interest rates and debt obligations with fixed interest rates. Currently the corporation has limited exposure in this area due to the level of its fixed rate debt obligation and borrowings under its financing arrangements. Where it currently exists, interest rate risk is managed through the use of a combination of fixed rate long-term debt and variable rate borrowings under its financing arrangements. Letters of credit for the Australia and New Zealand SH-2G helicopter contracts are generally considered borrowings for purposes of the corporation's revolving credit agreement; they are not subject to interest rate risk, however, fees are charged based upon the corporation's usage and credit rating.

There has been no significant change in the corporation's exposure to these market risk factors during the first three months of 2001. Management believes that any near-term change in the market risk factors described above should not materially affect the consolidated financial position, results of operations or cash flows of the corporation.

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