Form 10-Q
period 2001-06-30
KAMAN CORP
filed 2001-08-14
CIK 54381

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
--- SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
    ENDED
    June 30, 2001.
    ------------------
    OR

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

                           Yes x   No
                              ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2001:

                         Class A Common   21,773,621
                         Class B Common      667,814



                            Page 1 of 19 Pages

                      KAMAN CORPORATION AND SUBSIDIARIES
                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:
             Condensed Consolidated Balance Sheets(In thousands)

            Assets                  June 30, 2001     December 31, 2000
            ------               ------------------  ------------------
Current assets:
  Cash and cash equivalents                $ 39,057            $ 48,157
  Accounts receivable (net of
    allowance for doubtful
    accounts of $4,296 in
    2001, $4,636 in 2000)                   186,331             212,374
  Inventories:
    Contracts and other
      work in process              61,215              65,918
    Finished goods                 41,944              41,590
    Merchandise for resale         87,509   190,668    88,640   196,148
                                  -------             -------
  Other current assets                       36,525              25,321
                                           --------             -------
    Total current assets                    452,581             482,000

Property, plant & equip., at cost 169,585             170,895
  Less accumulated depreciation
    and amortization              109,856             107,190
                                  -------             -------
  Net property, plant & equipment            59,729              63,705

Other assets                                  8,044               8,125
                                           --------            --------
                                           $520,354            $553,830
                                           ========            ========

             Liabilities and Shareholders' Equity
             ------------------------------------
Current liabilities:
  Notes payable                            $  3,892            $  3,720
  Accounts payable                           44,164              58,057
  Accrued liabilities                        28,520              30,300
  Advances on contracts                      35,704              41,905
  Other current liabilities                  35,524              35,244
  Income taxes payable                            -               4,116
                                           --------             -------
    Total current liabilities               147,804             173,342

Deferred credits                             24,798              23,556
Long-term debt, excl. current portion        23,226              24,886
Shareholders' equity                        324,526             332,046
                                           --------            --------
                                           $520,354            $553,830
                                           ========            ========

                    KAMAN CORPORATION AND SUBSIDIARIES
                PART I - FINANCIAL INFORMATION, Continued


Item 1. Financial Statements, Continued:

           Condensed Consolidated Statements of Operations
              (In thousands except per share amounts)

                               For the Three Months   For the Six Months
                                  Ended June 30,         Ended June 30,
                               --------------------   ------------------
                                   2001      2000        2001      2000
                                   ----      ----        ----      ----
Revenues                        $194,641  $259,852    $439,333  $523,377

Costs and expenses:
   Cost of sales                 167,865   196,128     350,557   394,880
   Selling, general and
     administrative expense       47,272    49,439      96,319   100,834
   Interest (income)/expense, net     18      (564)         (8)     (914)
   Other (income)/expense, net    (2,044)      418      (2,531)      725
                                --------  --------    --------  --------
                                 213,111   245,421     444,337   495,525
                                --------  --------    --------  --------

Earnings (loss) before
  income taxes                   (18,470)   14,431      (5,004)   27,852

Income taxes (benefit)            (5,975)    5,160      (1,250)   10,025
                                --------  --------    --------  --------
Net earnings (loss)             $(12,495) $  9,271    $ (3,754) $ 17,827
                                ========  ========    ========  ========

Net earnings (loss) per share:
   Basic                        $   (.56) $    .40    $   (.17) $    .77
   Diluted*                     $   (.56) $    .39    $   (.17) $    .75
                                ========  ========    ========  ========


Dividends declared per share    $    .11  $    .11    $    .22  $    .22
                                ========  ========    ========  ========


*The calculated diluted per share amounts for 2001 are anti-dilutive, therefore, amounts shown are equal to the basic per share calculation.




                          KAMAN CORPORATION AND SUBSIDIARIES
                      PART I - FINANCIAL INFORMATION, Continued

Item 1. Financial Statements, Continued:
                  Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                     For the Six Months
                                                        Ended June 30,
                                                   --------------------
                                                      2001       2000
                                                   ---------   --------
Cash flows from operating activities:
  Net earnings (loss)                               $ (3,754)  $ 17,827
  Depreciation and amortization                        5,654      5,777
  Net gain on sale of assets                          (2,640)         -
  Accounts receivable                                 26,043    (42,472)
  Inventory                                            5,480      6,809
  Accounts payable                                   (13,893)    11,789
  Advances on contracts                               (6,201)    (4,697)
  Income taxes payable                                (4,116)      (115)
  Changes in other current assets and liabilities    (11,614)    (2,865)
  Other, net                                             585      1,566
                                                    --------   --------
    Cash provided by (used in) operating
      activities                                      (4,456)    (6,381)
                                                    --------   --------

Cash flows from investing activities:
  Proceeds from sale of assets                         4,038         41
  Expenditures for property, plant & equipment        (2,991)    (3,779)
  Other, net                                             (44)      (262)
                                                    --------   --------
    Cash provided by (used in) investing
      activities                                       1,003     (4,000)
                                                    --------   --------
Cash flows from financing activities:
  Additions (reductions) to notes payable                172       (391)
  Reductions to long-term debt                        (1,660)    (1,660)
  Purchase of treasury stock                               -       (833)
  Dividends paid                                      (4,906)    (5,089)
  Proceeds from sale of stock                            747        769
                                                    --------   --------
    Cash provided by (used in) financing
      activities                                      (5,647)    (7,204)
                                                    --------   --------

Net increase (decrease) in cash and cash equivalents  (9,100)   (17,585)
Cash and cash equivalents at beginning of period      48,157     76,249
                                                    --------   --------
Cash and cash equivalents at end of period          $ 39,057   $ 58,664
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


Gain From The Sale Of Facilities
--------------------------------

Included in "Other (income)/expense, net" for 2001 are the gains from the sale of facilities of $2,002 for the second quarter and $2,679 for the six-month period.


Cash Flow Items
---------------

Cash payments for interest were $1,135 and $1,220 for the six months ended June 30, 2001 and 2000, respectively. Cash payments for income taxes for the comparable periods were $13,281 and $9,945, respectively.


Comprehensive Income (Loss)
---------------------------

Comprehensive income (loss) was $(3,794) and $17,754 for the six months ended June 30, 2001 and 2000, respectively. Comprehensive income (loss) was $(12,398) and $9,204 for the three months ended June 30, 2001 and 2000, respectively. The changes to net earnings (loss) used to determine comprehensive income (loss) are foreign currency translation adjustments.

                 KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:

            Notes to Condensed Consolidated Financial Statements
                             (In thousands)

Shareholders' Equity
--------------------

Changes in shareholders' equity were as follows:


  Balance, January 1, 2001                          $332,046

     Net earnings (loss)                              (3,754)
     Foreign currency translation adjustment             (40)
                                                    --------
       Comprehensive income (loss)                    (3,794)

     Dividends declared                               (4,922)

     Employee stock plans                              1,196
                                                    --------
  Balance, June 30, 2001                            $324,526
                                                    ========



Recent Accounting Standards
---------------------------

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets"
("SFAS 142"), which are effective July 1, 2001 and January 1, 2002, respectively, for the corporation. SFAS 141 requires all business combinations initiated after June 30, 2001 to use the purchase method of accounting. SFAS 142 will discontinue the amortization of goodwill, including goodwill recorded in past business combinations, upon adoption of this standard. All goodwill and intangible assets will be evaluated on an ongoing basis for impairment in accordance with the provisions of the Statement. Based upon the corporation's initial assessment of these Statements, adoption is not anticipated to have a material impact on the corporation's financial position or results of operations.

                 KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued


Item 1.  Financial Statements, Continued:

            Notes to Condensed Consolidated Financial Statements
                           (In thousands)


Business Segments
-----------------
Summarized financial information by business segment is as follows:

                              For the Three Months     For the Six Months
                                 Ended June 30,           Ended June 30,
                              ---------------------   --------------------
                                 2001        2000        2001       2000
                              ---------   ---------   ---------   --------
  Net sales:
    Aerospace                 $ 54,554    $ 98,893    $146,712    $195,350
    Industrial Distribution    113,033     133,176     236,104     269,539
    Music Distribution          26,751      27,541      56,011      57,925
                              --------    --------    --------    --------
                              $194,338    $259,610    $438,827    $522,814
                              ========    ========    ========    ========
  Operating profit (loss):
    Aerospace                 $(20,929)   $ 11,390    $(10,740)   $ 22,191
    Industrial Distribution      3,582       6,135       8,660      11,645
    Music Distribution             563         500       1,882       2,029
                              --------    --------    --------    --------
                               (16,784)     18,025        (198)     35,865

    Interest, corporate and
       other expense, net       (1,686)     (3,594)     (4,806)     (8,013)
                              --------    --------    --------    --------
    Earnings (loss) before
       income taxes           $(18,470)   $ 14,431    $ (5,004)   $ 27,852
                              ========    ========    ========    ========

                                          June 30,       December 31,
                                            2001             2000
                                          --------         --------
Identifiable assets:
    Aerospace                             $287,386         $307,762
    Industrial Distribution                128,313          137,297
    Music Distribution                      53,616           53,444
    Corporate                               51,039           55,327
                                          --------         --------
                                          $520,354         $553,830
                                          ========         ========

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

In the quarter ended June 30, 2001, the corporation recorded a sales and pre-tax earnings adjustment of $31.2 million, substantially all of which is associated with a change in estimated costs to complete the SH-2G (A) helicopter program for Australia. The cost growth for that program is related to a contract dispute settlement with subcontractor Litton Guidance and Control Systems (now part of Northrop Grumman) regarding its development of an advanced Integrated Tactical Avionics System (ITAS) that is unique to this particular contract. The corporation is currently placing the balance of the ITAS software development work with other subcontractors, which is a principal element of the cost growth.

As a result, consolidated revenues for the quarter and six months ended June 30, 2001 were $194.6 million and $439.3 million (both reduced by the $31.2 million adjustment) respectively, compared to $259.9 million and $523.4 million for the comparable periods of 2000.

Aerospace segment net sales were $54.6 million and $146.7 million (both reduced by the adjustment)for the second quarter and six months period of 2001, respectively, compared to $98.9 million and $195.4 million in the same periods of last year. The Aerospace segment's principal programs include helicopter manufacturing, aircraft structures subcontract work and manufacture of components such as self-lubricating bearings and driveline couplings for aircraft applications, and advanced technology products.

The corporation's helicopter programs include the SH-2G multi-mission naval helicopter and the K-MAX (registered trademark) medium-to-heavy lift helicopter. Helicopter programs represented approximately 21 percent (without the adjustment it would be approximately 50%) of segment net sales for the second quarter of 2001, compared to approximately 60 percent for 2000. The lower percentage for the second quarter is due to the adjustment along with some anticipated tapering off in revenues from the SH-2G program as the Australia and New Zealand programs mature.

The SH-2G helicopter program (which constitutes substantially all of the segment's total helicopter program sales in the second quarter) generally involves retrofit of the corporation's SH-2F helicopters, previously manufactured for the U.S. Navy (and in storage) to the SH-2G configuration. The corporation is currently performing this work under commercial contracts with the governments of Australia and New Zealand.

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

The program for New Zealand involves five (5) aircraft and support for the Royal New Zealand Navy. The contract has an anticipated value of about $185 million (US), of which 90 percent has now been recorded as revenue. Two aircraft were shipped during the second quarter and two aircraft are scheduled for shipment during the third quarter, with each aircraft subject to final acceptance by the Royal New Zealand Navy. Delivery of the fifth aircraft (which represents the exercise of an option for additional aircraft) is planned for next year.

The program for Australia involves eleven (11) helicopters with support, including a support services facility, for the Royal Australian Navy. The total contract has an anticipated value of about $680 million (US). The helicopter production portion of the work is valued at $559 million, of which 80 percent (including the effect of the adjustment) has been recorded as revenue.

Due to the need to retain other subcontractors to complete ITAS development, delivery of the full ITAS to Australia will be delayed. The corporation is working with the Royal Australian Navy to develop satisfactory procedures for approval of the new software subcontractor arrangements being made, and thereafter procedures for interim acceptance of the aircraft without the full ITAS and coordination of deliveries of the aircraft(one of which is already in Australia). When fully equipped with ITAS, the SH-2G (A) will provide the most sophisticated, integrated cockpit and weapons system available in an intermediate-weight helicopter.

The corporation believes that international market opportunities for the SH-2G are good, even though the market is highly competitive and influenced by political and economic conditions. The corporation is currently in a competition to provide six search and rescue helicopters for the government of Egypt. The SH-2G size is well suited for operating from the types of ships in service with the Egyptian Navy. In its last procurement for anti-submarine warfare helicopters, the Republic of Egypt selected ten SH-2Gs, which have been in service since 1998 and for which the corporation continues to provide on-site support. The corporation is also in discussions with the U.S. Navy regarding refurbishment of four of the U.S. Naval Reserve's surplus SH-2G helicopters for the Polish navy, along with future training and support.

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

On the K-MAX helicopter program, the corporation continues its efforts to refocus sales development on global market opportunities in industry and government, including oil and gas exploration, power line and other utility construction, fire fighting, law enforcement, and the movement of equipment.

Net sales for the portion of the Aerospace segment that performs subcontract work and manufactures aircraft components represented about 58 percent of sales for the second quarter. Without the adjustment, it would be approximately 37 percent compared to approximately 27 percent a year ago. The segment is involved in a number of commercial and defense aviation programs, including production of wing structures and other components for virtually all Boeing commercial aircraft as well as components for the Boeing C-17 transport and F-22 fighter. Work is progressing on two multi-year contracts received last year from MD Helicopters, Inc. to supply fuselages for that company's entire line of single-engine helicopters and composite rotor blades for its MD Explorer helicopter. The corporation expects to deliver 43 fuselages to MD Helicopters this year and deliveries of rotor blades are scheduled to begin in September. These MD Helicopter contracts have a total potential value of $175 million. The segment's component manufacturing includes self-lubricating bearings for use principally in aircraft flight controls, turbine engines and landing gear, and driveline couplings for helicopters.

The Aerospace segment also produces advanced technology products, including missile safe, arm and fuzing devices, precision measuring systems, mass memory systems, electromagnetic motors, microwave cabling, and electro-optic devices. Net sales for this portion of the segment's business represented about 21 percent of segment sales. Excluding the adjustment, it would be approximately 13 percent, the same as the second quarter last year.

Industrial Distribution segment net sales were $113.0 million and $236.1 million for the second quarter and six months ended June 30, 2001 respectively, compared to $133.2 million and $269.5 million for the same periods of 2000. These results reflect conditions in the industrial sector of the U.S. economy. Reduced plant capacity utilization and temporary plant closures have affected the segment, which primarily serves the maintenance and repair needs of its customers. The corporation began implementing programs last year to streamline operations and increase sales and marketing efforts and these steps have helped the segment to remain competitive and profitable in a challenging environment.

                       KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


Music Distribution net sales were $26.8 million and $56.0 million for the quarter and six months ended June 30, 2001 respectively, compared to $27.5 million and $57.9 million for the same periods of 2000. Domestic sales continue to be affected by the economic slowdown and overall softening in the music market.
International sales are also soft due largely to the economic conditions and currency exchange rate fluctuations in countries where the segment does business. Management expects that, as it has been traditionally, the second half of the year will be a stronger sales period as music retailers increase their buying in preparation for the holiday season.

As a result of the $31.2 million sales and earnings adjustment, the corporation's segments, in total, experienced operating losses of $16.8 million for the quarter and $198 thousand for the six months ended June 30, 2001, respectively, compared to an operating profit of $18.0 million and $35.9 million for the same periods of 2000. Excluding the adjustment, total operating profit was $14.4 million and $31 million for the quarter and six month periods of 2001.

For the Aerospace segment, there were operating losses of $20.9 million and $10.7 million for the quarter and six months ended June 30, 2001, respectively. Excluding the adjustment, operating profit was $10.3 million for the second quarter and $20.5 million for the first half of 2001. Operating profit for the Aerospace segment was $11.4 million and $22.2 million for the second quarter and first half of 2000. These results are predominantly due to the sales and pre-tax earnings adjustment recorded in the second quarter as well as some tapering off of revenue in the SH-2G helicopter program as the Australia and New Zealand programs mature.

Operating profit for the Industrial Distribution segment was $3.6 million for the second quarter and $8.7 million for the six months ended June 30, 2001, compared to $6.1 million and $11.6 million for the same periods of 2000, reflecting the effect of reduced sales due to adverse economic conditions. Operating profit for the Music Distribution business was $563 thousand in the second quarter and $1.9 million for the first half of 2001 compared to $500 thousand and $2.0 million for the same periods of 2000.

For the quarter and six months ended June 30, 2001, interest income earned from investment of cash approximated interest expense.

                     KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


Other income for 2001 include gains from the sale of facilities of $2.0 million during the second quarter and $2.7 million during the six month period ended June 30, 2001.

As a result of the $31.2 million sales and earnings adjustment, the corporation has adjusted its 2001 estimated effective tax rate to 25.0 percent, primarily due to reduced tax considerations on the Australia SH-2G program. The consolidated effective income tax rate for the same period last year was 36.0 percent.

As a result of the adjustment, the corporation experienced net losses of $12.5 million ($0.56 loss per share diluted) and $3.8 million ($0.17 loss per share diluted) for the second quarter and six months ended June 30, 2001, respectively, compared to net earnings of $9.3 million ($0.39 per share diluted) and $17.8 million ($0.75 per share diluted) for the same periods a year ago. Excluding the $31.2 million earnings adjustment and the change in the effective tax rate, second quarter net earnings were $8.3 million ($0.36 per share diluted) and $17.0 million ($0.74 per share diluted) for the three and six months periods of 2001.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and No. 142,"Goodwill and Other Intangible Assets" (SFAS 142), which are effective for the corporation on July 1, 2001 and January 1, 2002, respectively. SFAS 141 requires all business combinations initiated after June 30, 2001 to use the purchase method of accounting. SFAS 142 discontinues the amortization of goodwill, including goodwill recorded in past business combinations, upon adoption of the standard. All goodwill and intangible assets will be evaluated on an ongoing basis for impairment in accordance with the provisions of the Statement. Based upon the corporation's initial assessment of SFAS 141 and SFAS 142, their adoption is not anticipated to have a material impact on the corporation's financial position or results of operations.


Liquidity and Capital Resources
-------------------------------

On an annual basis, the corporation's cash flow from operations has generally been sufficient to finance a significant portion of its working capital and other capital requirements.

                    KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

During the first half of 2001, operating activities used cash, in part due to reductions in the Aerospace segment's accounts payable and advances on contracts. This was offset to some extent by a decrease in inventories, largely in the Aerospace segment's K-MAX program. Other items include a decrease in accounts receivable, which is generally due to the $31.2 million sales and earnings adjustment and a reduction in income taxes payable and an increase in other current assets, which relate primarily to the tax benefits associated with the adjustment.

During the first half of 2001, cash was used in investing activities for items such as acquisition of machinery and computer equipment, which use was more than offset by proceeds from the sale of assets during the quarter. Cash used by financing activities was primarily attributable to the payment of dividends to common shareholders and the sinking fund requirement for the corporation's debentures (described below).

At June 30, 2001, the corporation had $24.9 million of its 6% convertible subordinated debentures outstanding. The debentures are convertible into shares of Class A common stock at any time on or before March 15, 2012 at a conversion price of $23.36 per share, generally at the option of the holder. Pursuant to a sinking fund requirement that began March 15, 1997, the corporation redeems approximately $1.7 million of the outstanding principal of the debentures each year.

In November 2000, the corporation's board of directors authorized a replenishment of the corporation's stock repurchase program, providing for the repurchase of an aggregate of 1.4 million Class A shares for use in administration of the corporation's stock plans and general corporate purposes. No shares were repurchased during the first half of 2001.

The corporation had $39.1 million in cash and cash equivalents at June 30, 2001, with an average of $39.7 million for the first half of 2001. These funds have been invested in high quality short term investments.

The corporation maintains a revolving credit agreement involving a group of eight financial institutions. The agreement has a maximum unsecured line of credit of $225 million, which consists of a $150 million commitment for five (5) years and a $75 million commitment under a "364 day" arrangement which is renewable

                    KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

annually for an additional 364 days. The most restrictive of the covenants contained in the agreement requires the corporation to have EBITDA, as defined, at least equal to 300% of interest expense and a ratio of consolidated total indebtedness to total capitalization of not more than 55%. As of June 30, 2001, there were no borrowings under this agreement.

Letters of credit are generally considered borrowings for purposes of the revolving credit agreement. The governments of Australia and New Zealand made advance payments of $104.3 million in connection with their SH-2G contracts in 1997 and those payments were fully secured by the corporation through issuance of irrevocable letters of credit. The face amount of these letters of credit remains at $41.2 million. Reductions are anticipated as certain contract milestones are reached and as the corporation and the Australian government agree upon a modified acceptance and delivery schedule for the SH-2G(A)s.

Other average bank borrowings for the six months ended June 30, 2001 were $2.1 million, compared to $2.6 million for the same period of 2000.

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


Forward-Looking Statements
--------------------------

This report contains forward-looking information relating to the corporation's business and prospects, including the SH-2G and K-MAX helicopter programs, aircraft structures and components, the industrial and music distribution businesses, earnings expectations for future periods and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of competitions and thereafter contract negotiations with government authorities, including foreign governments; 2) political developments in countries where the corporation intends to do business;

                    KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) economic and competitive conditions in markets served by the corporation, including industry consolidation in the United States and global economic conditions; 5) negotiation of subcontracts for, and timing of satisfactory completion of, the Australian SH-2G(A) program; 6) timing, degree and scope of market acceptance for products such as a repetitive lift helicopter; 7) U.S. industrial production levels; 8) changes in supplier sales policies; 9) the effect of price increases or decreases; and 10) currency exchange rates, taxes, laws and regulations, inflation rates, general business conditions and other factors. Any forward-looking information should be considered with these factors in mind.


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

The corporation's exposure to interest rate risk relates primarily to its financial instruments, which include short-term investments with market interest rates and debt obligations with fixed interest rates. Currently the corporation has limited exposure in this area due to the level of its fixed rate debt obligation and borrowings under its financing arrangements. Where it currently exists, interest rate risk is managed through the use of a combination of fixed rate long-term debt and variable rate borrowings under its financing arrangements. Letters of credit for the Australia and New Zealand SH-2G helicopter contracts are generally considered borrowings for

                 KAMAN CORPORATION AND SUBSIDIARIES
             PART I - FINANCIAL INFORMATION, Continued

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk (continued)

purposes of the corporation's revolving credit agreement; they are not subject to interest rate risk, however, fees are charged based upon the corporation's usage and credit rating.

There has been no significant change in the corporation's exposure to these market risk factors during the second quarter of 2001. Management believes that any near-term change in the market risk factors described above should not materially affect the consolidated financial position, results of operations or cash flows of the corporation.

                  KAMAN CORPORATION AND SUBSIDIARIES
                     PART II - OTHER INFORMATION


Item 5.	Other Information

Kaman Aerospace Corporation and Joseph H. Lubenstein have executed an Employment Agreement and a Change in Control Agreement, both dated July 9, 2001. Mr. Lubenstein became president of Kaman Aerospace Corporation on that date. These agreements are attached as Exhibits 10(a) and 10(b) to this report.

Kaman Corporation and Walter R. Kozlow have executed a letter agreement dated July 9, 2001 and a Consultant's Agreement dated July 12, 2001. Mr. Kozlow has been an employee of Kaman Aerospace Corporation for 41 years and served as president of Kaman Aerospace Corporation from 1986 to July 9, 2001.
Mr. Kozlow now serves as a Senior Executive Advisor to the Corporation and will retire at the end of 2001. These agreements are attached as Exhibits 10(c) and 10(d) to this report.


Item 6.  Exhibits and Reports on Form 8-K.

        (a) Exhibits to Form 10-Q:

            10(a)  Employment agreement between Kaman Aerospace
                   Corporation and Joseph H. Lubenstein, dated
                   July 9, 2001

            10(b)  Change In Control Agreement between Kaman
                   Aerospace Corporation and Joseph H. Lubenstein, Dated July 9, 2001

            10(c)  Letter Agreement between Kaman Corporation and
                   Walter R. Kozlow, dated July 9, 2001

            10(d) Consultant's Agreement between Kaman Corporation and Walter R. Kozlow, dated July 12, 2001

            (11)   Earnings (loss) per share computation

        (b) Report on For 8-K filed in the second quarter of 2001:

             There have been no reports on Form 8-K filed during the quarter ended June 30, 2001.

                  KAMAN CORPORATION AND SUBSIDIARIES
                     PART II - OTHER INFORMATION


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    KAMAN CORPORATION
                                    Registrant



Date:    August 14, 2001        By: /s/ Paul R. Kuhn
                                    -----------------------------
                                    Paul R. Kuhn
                                    Chairman, President and
                                    Chief Executive Officer
                                    (Duly Authorized Officer)



Date:    August 14, 2001        By: /s/ Robert M. Garneau
                                    -----------------------------
                                    Robert M. Garneau
                                    Executive Vice President and
                                    Chief Financial Officer

                 KAMAN CORPORATION AND SUBSIDIARIES

                           Index to Exhibits





Exhibit 10(a)  Employment agreement between Kaman             Attached
               Aerospace Corporation and Joseph H.
               Lubenstein, dated July 9, 2001

Exhibit 10(b)  Change In Control Agreement between            Attached
               Kaman Aerospace Corporation and Joseph
               H. Lubenstein, dated July 9, 2001

Exhibit 10(c)  Letter Agreement between Kaman Corporation     Attached
               And Walter R. Kozlow, dated July 9, 2001

Exhibit 10(d)  Consultant's Agreement between Kaman           Attached
               Corporation and Walter R. Kozlow, dated
               July 12, 2001

Exhibit 11     Earnings (Loss) Per Share Computation          Attached