Form 10-Q
period 2001-09-30
KAMAN CORP
filed 2001-11-14
CIK 54381

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
--- SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
    ENDED
    September 30, 2001.
    ------------------
    OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
--- SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM              TO
    ---------------  --------------.

Commission File No. 0-1093

                         KAMAN CORPORATION
        ----------------------------------------------------
       (Exact Name of Registrant as specified in its charter)

      Connecticut                       06-0613548
---------------------------------    --------------------
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

                           Yes x   No
                              ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2001:

                         Class A Common   21,698,521
                         Class B Common      667,814




                            Page 1 of 20 Pages

                      KAMAN CORPORATION AND SUBSIDIARIES
                       PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
             Condensed Consolidated Balance Sheets(In thousands)

            Assets               September 30, 2001   December 31, 2000
            ------               ------------------  ------------------
Current assets:
  Cash and cash equivalents                $ 20,792            $ 48,157
  Accounts receivable (net of
    allowance for doubtful
    accounts of $4,315 in
    2001, $4,636 in 2000)                   208,396             212,374
  Inventories:
    Contracts and other
      work in process              64,712              65,918
    Finished goods                 42,613              41,590
    Merchandise for resale         85,611   192,936    88,640   196,148
                                  -------             -------
  Other current assets                       30,875              25,321
                                           --------             -------
    Total current assets                    452,999             482,000
Property, plant & equip., at cost 171,077             170,895
  Less accumulated depreciation
    and amortization              110,933             107,190
                                  -------             -------
  Net property, plant & equipment            60,144              63,705
Other assets                                  9,911               8,125
                                           --------            --------
                                           $523,054            $553,830
                                           ========            ========

             Liabilities and Shareholders' Equity
            ------------------------------------
Current liabilities:
  Notes payable                            $  4,228            $  3,720
  Accounts payable                           44,377              58,057
  Accrued liabilities                        28,254              30,300
  Advances on contracts                      36,356              41,905
  Other current liabilities                  33,149              35,244
  Income taxes payable                          ---               4,116
                                           --------             -------
    Total current liabilities               146,364             173,342

Deferred credits                             23,103              23,556
Long-term debt, excl. current portion        23,226              24,886
Shareholders' equity                        330,361             332,046
                                           --------            --------
                                           $523,054            $553,830
                                           ========            ========

                    KAMAN CORPORATION AND SUBSIDIARIES
                PART I - FINANCIAL INFORMATION, Continued


Item 1. Financial Statements, Continued:

           Condensed Consolidated Statements of Operations
              (In thousands except per share amounts)

                               For the Three Months   For the Nine Months
                               Ended September 30,    Ended September 30,
                               --------------------   ------------------
                                   2001      2000        2001      2000
                                   ----      ----        ----      ----
Revenues                        $219,419  $255,433    $658,752  $778,810

Costs and expenses:
 Cost of sales                   164,243   191,540     514,800   586,420
 Selling, general and
    administrative expense        43,352    49,071     139,671   149,905
 Interest (income)/expense, net      215      (466)        207    (1,380)
 Other (income)/expense, net         208       378      (2,323)    1,103
                                --------  --------    --------  --------
                                 208,018   240,523     652,355   736,048
                                --------  --------    --------  --------

Earnings before income taxes      11,401    14,910       6,397    42,762

Income taxes                       2,875     5,375       1,625    15,400
                                --------  --------    --------  --------
Net earnings                    $  8,526  $  9,535    $  4,772  $ 27,362
                                ========  ========    ========  ========

Net earnings per share:
   Basic                        $    .38  $    .41    $    .21  $   1.18
   Diluted*                     $    .37  $    .40    $    .21  $   1.15
                                ========  ========    ========  ========


Dividends declared per share    $    .11  $    .11    $    .33  $    .33
                                ========  ========    ========  ========



*The calculated diluted per share amount for the nine months ended September
30, 2001 is anti-dilutive, therefore, amount shown is equal to the basic per share calculation.




                          KAMAN CORPORATION AND SUBSIDIARIES
                      PART I - FINANCIAL INFORMATION, Continued

Item 1. Financial Statements, Continued:

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                     For the Nine Months
                                                     Ended September 30,
                                                    --------------------
                                                       2001       2000
                                                    ---------   --------
Cash flows from operating activities:
  Net earnings                                       $  4,772   $ 27,362
  Depreciation and amortization                         8,558      8,657
  Net gain on sale of assets                           (2,679)         -
  Deferred income taxes                                (4,875)    (1,650)
  Other, net                                            1,299      4,999
  Changes in assets and liabilities, excluding
    effects of acquisition:
     Accounts receivable                                9,320    (42,818)
     Inventory                                          7,983      4,677
     Accounts payable                                 (16,262)     4,796
     Advances on contracts                             (5,549)    (5,591)
     Income taxes payable                              (4,116)     2,179
     Changes in other current assets
      and liabilities                                  (7,634)     1,387
                                                     --------   --------
    Cash provided by (used in) operating
      activities                                       (9,183)     3,998
                                                     --------   --------
Cash flows from investing activities:
  Proceeds from sale of assets                          4,043          -
  Expenditures for property, plant & equipment         (5,627)    (7,081)
  Acquisition of business, less cash acquired          (8,270)         -
  Other, net                                             (213)      (623)
                                                     --------   --------
    Cash provided by (used in) investing
      activities                                      (10,067)    (7,704)
                                                     --------   --------
Cash flows from financing activities:
  Additions/(reductions) to notes payable                 508       (448)
  Reductions to long-term debt                         (1,660)    (1,660)
  Purchase of treasury stock                             (806)    (1,116)
  Dividends paid                                       (7,370)    (7,640)
  Proceeds from sale of stock                           1,213      1,477
                                                     --------   --------
    Cash provided by (used in) financing
      activities                                       (8,115)    (9,387)
                                                     --------   --------
Net increase (decrease) in cash and cash equivalents  (27,365)   (13,093)
Cash and cash equivalents at beginning of period       48,157     76,249
                                                     --------   --------
Cash and cash equivalents at end of period           $ 20,792    $63,156
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

Gain From The Sale Of Facilities
--------------------------------

Included in "Other (income)/expense, net" for 2001 are the gains from the sale of facilities of $2,679 for the nine-month period.

Cash Flow Items
---------------

Cash payments for interest were $2,056 and $2,215 for the nine months ended September 30, 2001 and 2000, respectively. Cash payments for income taxes for the comparable periods were $11,930 and $14,682, respectively.

Comprehensive Income
--------------------

Comprehensive income was $4,634 and $27,235 for the nine months ended September 30, 2001 and 2000, respectively. Comprehensive income was $8,428 and $9,481 for the three months ended September 30, 2001 and 2000, respectively. The changes to net earnings used to determine comprehensive income are foreign currency translation adjustments.

                  KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:

            Notes to Condensed Consolidated Financial Statements
                             (In thousands)

Shareholders' Equity
--------------------
Changes in shareholders' equity were as follows:

  Balance, January 1, 2001                       $332,046
    Net earnings                                    4,772
    Foreign currency translation adjustment          (138)
                                                  -------
      Comprehensive income                          4,634
    Dividends declared                             (7,386)
    Purchase of treasury stock                       (806)
    Employee stock plans                            1,873
                                                 --------
  Balance September 30, 2001                     $330,361
                                                 ========


Recent Accounting Standards
---------------------------

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141,
"Business Combinations" ("SFAS 141"), and No. 142,
"Goodwill and Other Intangible Assets" ("SFAS 142"), which are effective July 1, 2001 and January 1, 2002, respectively, for the corporation. SFAS 141 requires all business combinations initiated after June 30, 2001 to use the purchase method of accounting. SFAS 142 will discontinue the amortization of goodwill, including goodwill recorded in past business combinations, upon adoption of this standard. All goodwill and intangible assets with indefinite useful lives will be evaluated on an ongoing basis for impairment in accordance with the provisions of the Statement. Based upon the corporation's initial assessment of these Statements, adoption is not anticipated to have a material impact on the corporation's financial position or results of operations.

                  KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:


Business Segments
-----------------
Summarized financial information by business segment is as follows:


                              For the Three Months     For the Nine Months
                               Ended September 30,     Ended September 30,
                              ---------------------   --------------------
                                 2001        2000        2001       2000
                              ---------   ---------   ---------   --------
  Net sales:
    Aerospace                 $ 77,095    $ 85,608    $223,807    $280,958
    Industrial Distribution    109,577     133,464     345,681     403,003
    Music Distribution          32,430      36,088      88,441      94,013
                              --------    --------    --------    --------
                              $219,102    $255,160    $657,929    $777,974
                              ========    ========    ========    ========
  Operating profit (loss):
    Aerospace                 $  8,052    $ 10,856    $ (2,688)   $ 33,047
    Industrial Distribution      2,676       5,200      11,336      16,845
    Music Distribution           2,278       2,527       4,160       4,556
                              --------    --------    --------    --------
                                13,006      18,583      12,808      54,448

    Interest, corporate and
       other expense, net       (1,605)     (3,673)     (6,411)    (11,686)
                              --------    --------    --------    --------
    Earnings before income
       taxes                  $ 11,401    $ 14,910    $  6,397    $ 42,762
                              ========    ========    ========    ========

                                        September 30,     December 31,
                                            2001             2000
                                          --------         --------
Identifiable assets:
    Aerospace                             $293,715         $307,762
    Industrial Distribution                138,387          137,297
    Music Distribution                      52,847           53,444
    Corporate                               38,105           55,327
                                          --------         --------
                                          $523,054         $553,830
                                          ========         ========

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Results of Operations
---------------------

Consolidated revenues for the quarter and nine months ended September 30, 2001 were $219.4 million and $658.8 million respectively, compared to $255.4 million and $778.8 million for the comparable periods of 2000. These results reflect a weak global economy and were affected by a second quarter sales and pre-tax earnings adjustment in the Aerospace segment of $31.2 million, substantially all of which was associated with a change in estimated costs to complete the SH-2G(A) helicopter program for Australia. This adjustment has had the effect of lowering the profit rate on the Australia program as of June 30 and for the balance of the contract. The cost growth is related to a contract dispute settlement with Litton Guidance and Control Systems (now part of Northrop Grumman) regarding development of an advanced Integrated Tactical Avionics System (ITAS) that is unique to the Australia program. The corporation is in the process of completing negotiations for replacement subcontracts, a principal element of that cost growth.

Aerospace segment net sales were $77.1 million and $223.8 million for the third quarter and nine-month period of 2001, respectively, compared to $85.6 million and $281.0 million in the same periods of last year. The Aerospace segment's principal programs include helicopter manufacturing, aircraft structures subcontract work and manufacture of components such as self-lubricating bearings and drive-line couplings for aircraft applications, and advanced technology products.

The corporation's helicopter programs include the SH-2G multi-mission naval helicopter and the K-MAX (registered trademark) medium-to-heavy lift helicopter. Helicopter programs represented approximately 43 percent of segment net sales for the third quarter of 2001, compared to approximately 54 percent for 2000. The lower percentage for the third quarter is due to a tapering off in revenues from the SH-2G program as the Australia and New Zealand programs mature and lower K-MAX program sales.

The SH-2G helicopter program (which constituted virtually all of the segment's total helicopter program sales in the third quarter) generally involves retrofit of the corporation's SH-2F helicopters, previously manufactured for the U.S. Navy (and in storage) to the SH-2G configuration. The corporation is currently performing this work under commercial contracts with the governments of Australia and New Zealand.

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations


The program for New Zealand involves five (5) aircraft and support for the Royal New Zealand Navy. The contract has an anticipated value of about $185 million (US), of which 92 percent has now been recorded as revenue. Two aircraft were shipped during the second quarter and two aircraft are scheduled for shipment before the end of the year, with final acceptance of these four aircraft to follow thereafter. Delivery of the fifth aircraft, which was ordered after the initial contract, is planned for next year.

The program for Australia involves eleven (11)helicopters with support, including a support services facility, for the Royal Australian Navy. The total contract has an anticipated value of about $700 million (US). The helicopter production portion of the work is currently valued at $580 million, of which 81 percent (including the effect of the second quarter adjustment) has been recorded as revenue.

One result of the process of negotiating new subcontracts for production of the full ITAS software is that Kaman will have responsibility for aircraft integration testing (a task previously subcontracted to Litton). This new responsibility along with the estimated time frame for the subcontractors' development of the full ITAS software suggests that there will be a longer delay than previously anticipated in delivery of the full ITAS software to Australia. The corporation is working with the Royal Australian Navy to develop satisfactory procedures for approval of the new software subcontractor arrangements being made, and thereafter procedures for interim acceptance of the aircraft without the full ITAS software. When fully equipped with ITAS, the SH-2G (A) will provide the most sophisticated, integrated cockpit and weapons available in an intermediate-weight helicopter.

The corporation believes that international market opportunities for the SH-2G are good, even though the market is highly competitive and influenced by political and economic conditions. The corporation is currently in a competition to provide six search and rescue helicopters for the government of Egypt, however, an award decision is not expected until after the end of this year. The corporation is also in discussions with the U.S. Navy regarding refurbishment of four of the U.S. Naval Reserve's surplus SH-2G helicopters for the Polish navy, along with future training and support.

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

On the K-MAX helicopter program, the corporation continues its efforts to refocus sales development on global market opportunities in industry and government, including oil and gas exploration, power line and other utility construction, fire fighting, law enforcement, unmanned vehicle applications and the movement of equipment.

Net sales for the portion of the Aerospace segment that performs subcontract work and manufactures aircraft components represented about 40 percent of sales for the third quarter, compared to approximately 32 percent in the period last year. The segment is involved in a number of commercial and defense aviation programs, including production of wing structures and other components for virtually all Boeing commercial aircraft as well as components for the Boeing C-17 transport and F-22 fighter. The Aerospace segment's component manufacturing includes self-lubricating bearings for use principally in aircraft flight controls, turbine engines and landing gear, and driveline couplings for helicopters; this business had another favorable quarter with increased sales compared to last year. Given the importance of Boeing as a customer to the Aerospace subcontract and component manufacturing business, management is concerned by Boeing's warnings of a significant decline in commercial aircraft production for 2002 and 2003, a situation made worse by the tragic events of September 11, 2001. Management intends to monitor the situation closely.

The Aerospace segment also produces advanced technology products, including missile safe, arm and fuzing devices, precision measuring systems, mass memory systems, electromagnetic motors, microwave cabling, and electro-optic devices. Net sales for this portion of the segment's business was about 17 percent of segment sales in the third quarter, compared to approximately 14 percent last year.

Industrial Distribution segment net sales were $109.6 million and $345.7 million for the third quarter and nine months ended September 30, 2001 respectively, compared to $133.5 million and $403.0 million for the same periods of 2000. Management believes that these results reflect the fact that the U.S. industrial sector has been in decline for more than a year with manufacturing already in recession conditions. The corporation began implementing programs last year to streamline operations and control costs and these efforts have helped the segment to remain competitive and profitable in a challenging environment.

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

At the end of the third quarter, the Industrial Distribution segment acquired the industrial distribution business of A-C Supply, Inc. of Wisconsin. The acquisition strengthens the segment's presence in key industrial markets in the upper Midwest and will facilitate service to national account customers with operating plants in that region. This acquisition also represents an incremental step in the Corporation's overall strategy of building the value of its businesses through acquisitions and internal growth.

Music Distribution net sales were $32.4 million and $88.4 million for the quarter and nine months ended September 30, 2001 respectively, compared to $36.1 million and $94.0 million a year ago. This business has been affected by overall weakness in consumer markets both internationally and in the U.S.. Although the second half of the year has traditionally been the stronger sales period in this business, management is watching for evidence of consumer willingness and ability to spend in view of the current weak economy and world situation. The business is focusing on cost reduction and implementing strategies to enhance its already strong market position.

The corporation's segments, in total, had operating profit of $13.0 million and $12.8 million for the quarter and nine months ended September 30, 2001, respectively, compared to an operating profit of $18.6 million and $54.4 million for the same periods of 2000. The nine months results reflect the second quarter sales and earnings adjustment of $31.2 million. For the Aerospace segment, there were operating profits of $8.1 million for the third quarter, compared to $10.9 million last year. This segment had an operating loss of $2.7 million for the nine-month period of 2001, primarily due to the second quarter sales and earnings adjustment, compared to an operating profit of $33.0 million in the same period last
year.   Operating profits for the Industrial Distribution
segment were $2.7 million and $11.3 million for the third quarter and nine months of 2001, respectively, compared to $5.2 million and $16.8 million for the same periods last year, reflecting lower sales volume due to adverse economic conditions. Operating profits for the Music Distribution business were $2.3 million in the third quarter and $4.2 million for the nine-month period, compared to $2.5 million and $4.6 million for the same periods of 2000.

For the nine months ended September 30, 2001, interest income earned from investment of cash virtually offset interest expense.

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations


Other income for 2001 includes gains from the sale of facilities of $2.7 million during the nine months ended September 30, 2001.

As a result of the $31.2 million sales and earnings adjustment, the corporation has adjusted its 2001 estimated effective tax rate to 25.0 percent, primarily due to reduced tax considerations on the Australia SH-2G program. The consolidated effective income tax rate for the same period last year was 36.0 percent.

The corporation had net earnings of $8.5 million ($0.37 cents per share diluted)for the third quarter compared to $9.5 million ($0.40 cents per share diluted) last year. As a result of the sales and earnings adjustment, for the nine months ended September 30, 2001, the corporation had net earnings of $4.8 million ($0.21 cents per share diluted)compared to $27.4 million ($1.15 per share diluted)in the same period last year. Results for the 2001 nine-month period include pre-tax gains of $2.7 million from the sale of two facilities in the first half and $2.1 million from a reduction in the stock appreciation rights accrual in the third quarter.


Liquidity and Capital Resources
-------------------------------

On an annual basis, the corporation's cash flow from operations has generally been sufficient to finance a significant portion of its working capital and other capital requirements.

During the first nine months of 2001, operating activities used cash, in part due to reductions in accounts payable for each of the corporation's business segments as well as the Aerospace segment's advances on contracts. This was offset to some extent by a decrease in inventories, largely in the Industrial Distribution segment. Other items include a decrease in accounts receivable, which is generally due to the $31.2 million sales and earnings adjustment and a reduction in income taxes payable and an increase in other current assets, which relate primarily to the tax benefits associated with the adjustment.

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations


During the first nine months of 2001, cash was used in investing activities for the A-C Supply asset acquisition and for the purchase of items such as machinery and computer equipment, which usage was partially offset by proceeds from the sale of assets. Cash used by financing activities was primarily attributable to the payment of dividends to common shareholders, and to a lesser degree the sinking fund requirement for the corporation's debentures (described below)and repurchase of the Corporation's Class A common stock.

At September 30, 2001, the corporation had $24.9 million of its 6% convertible subordinated debentures outstanding. The debentures are convertible into shares of Class A common stock at any time on or before March 15, 2012 at a conversion price of $23.36 per share, generally at the option of the holder. Pursuant to a sinking fund requirement that began March 15, 1997, the corporation redeems approximately $1.7 million of the outstanding principal of the debentures each year.

In November 2000, the corporation's board of directors authorized a replenishment of the corporation's stock repurchase program, providing for the repurchase of an aggregate of 1.4 million Class A shares for use in administration of the corporation's stock plans and general corporate purposes. As of September 30, 2001, 61,150 shares had been repurchased.

The corporation had $20.8 million in cash and cash equivalents at September 30, 2001, with an average of $37.3 million for the first nine months of 2001. These funds have been invested in high quality short term investments.

The corporation maintains a revolving credit agreement involving a group of financial institutions. The agreement has a maximum unsecured line of credit of $225 million, which consists of a $150 million commitment for five (5) years and a $75 million commitment under a "364 day" arrangement which is renewable annually for an additional 364 days. The $75 million commitment was so renewed on November 9, 2001. The most restrictive of the covenants contained in the agreement requires the corporation to have EBITDA, as defined, at least equal to 300% of net interest expense and a ratio of consolidated total indebtedness to total capitalization of not more than 55%.

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations


Letters of credit are generally considered borrowings for purposes of the revolving credit agreement. A total of $51.6 million in letters of credit are currently outstanding under the revolver, most of which is related to the Australia SH-2G helicopter program. Reductions to the Australia letter of credit are anticipated as certain contract milestones are reached and as the corporation and the Australian government agree upon a modified acceptance schedule for the SH-2G(A)s.

Average bank borrowings for the nine months ended September 30, were $2.2 million, compared to $2.6 million for the same period of 2000.

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

Forward-Looking Statements
--------------------------

This report contains forward-looking information relating to the corporation's business and prospects, including the SH-2G and K-MAX helicopter programs, aircraft structures and components, the industrial and music distribution businesses, earnings expectations for future periods and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of competitions and thereafter contract negotiations with government authorities, including foreign governments; 2) political developments in countries where the corporation intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) economic and competitive conditions in markets served by the corporation, including industry consolidation in the United
States and global economic conditions; 5) negotiation of subcontracts for, and timing of satisfactory completion of, the Australian SH-2G(A) program; 6) timing, degree and scope of market acceptance for products such as a repetitive lift

                     KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

helicopter; 7) U.S. industrial production levels; 8) changes in supplier sales policies; 9) the effect of price increases or decreases; 10) currency exchange rates, taxes, laws and regulations, inflation rates, general business conditions and other factors; and 11) potential effects of the September 11 attacks on the World Trade Center in New York and the Pentagon in Washington, D.C.. Any forward-looking information should be considered with these factors in mind.


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

The corporation's exposure to interest rate risk relates primarily to its financial instruments, which include short-term investments with market interest rates and debt obligations with fixed interest rates. Currently the corporation has limited exposure in this area due to the level of its fixed rate debt obligation and borrowings under its financing arrangements. Where it currently exists, interest rate risk is managed through the use of a combination of fixed rate long-term debt and variable rate borrowings under its financing arrangements. Letters of credit are generally considered borrowings for purposes of the corporation's revolving credit agreement; they are not subject to interest rate risk, however, fees are charged based upon the corporation's usage and credit rating.

There has been no significant change in the corporation's exposure to these market risk factors during the third quarter of 2001. Management believes that any near-term change in the market risk factors described above should not materially affect the consolidated financial position, results of operations or cash flows of the corporation.

                     KAMAN CORPORATION AND SUBSIDIARIES
                          PART II - OTHER INFORMATION

Item 5.  Other Information

Employment agreements between certain members of management and their Kaman employers expired in September, 2001 and these agreements were replaced with new agreements that are attached to this report as Exhibits 10a (i) through 10a (v). One employment agreement between a member of management and his Kaman employer was modified as of September 11, 2001 and that agreement is attached to this report as Exhibit 10a (vi). Certain Change in Control agreements between members of management and their Kaman employers were amended as of September 11, 2001 and these agreements are attached to this report as Exhibits 10a(vii) through (xii).


Item 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibits to Form 10-Q:


      (10)(a)(i) Employment Agreement between Kaman Corporation and Robert M. Garneau (Executive Vice
                    President and Chief Financial Officer) dated
                    September 20, 2001.

      (10)(a)(ii) Employment Agreement between Kaman Corporation and Candace A. Clark (Senior Vice President and Chief Legal Officer) dated September 20, 2001.

      (10)(a)(iii) Employment Agreement between Kaman Corporation and Ronald M. Galla (Senior Vice President and Chief Information Officer) dated September 20, 2001.

      (10)(a)(iv)   Employment Agreement between Kaman Industrial
                    Technologies Corporation and T. Jack Cahill
                    (its President) dated September 20, 2001.

       (10)(a)(v)   Employment Agreement between Kaman Music
                    Corporation and Robert H. Saunders, Jr., (its
                    President) dated September 20, 2001.

                     KAMAN CORPORATION AND SUBSIDIARIES
                  PART II - OTHER INFORMATION - Continued


      (10)(a)(vi) Amendment No. 1 to Employment Agreement between Kaman Aerospace Corporation and Joseph H.
                    Lubenstein (its President) dated as of
                    September 11, 2001.

      (10)(a)(vii) Addendum to Change in Control Agreement dated as of September 11, 2001 and applicable to Robert M. Garneau (Executive Vice President and CFO, Kaman Corporation).

      (10)(a)(viii) Addendum to Change in Control Agreement dated as of September 11, 2001 and applicable to Candace A. Clark (Senior Vice President and
                    CLO, Kaman Corporation).

      (10)(a)(ix) Addendum to Change in Control Agreement dated as of September 11, 2001 and applicable to Ronald M. Galla (Senior Vice President and CIO, Kaman Corporation).

      (10)(a)(x) Addendum to Change in Control Agreement dated as of September 11, 2001 and applicable to Joseph H. Lubenstein (President, Kaman
                    Aerospace Corporation).

      (10)(a)(xi) Addendum to Change in Control Agreement dated as of September 11, 2001 and applicable to
                    T. Jack Cahill (President, Kaman Industrial
                    Technologies Corporation).

      (10)(a)(xii) Addendum to Change in Control Agreement dated as of September 11, 2001 and applicable to Robert H. Saunders, Jr. (President, Kaman Music Corporation).

      (11)  Earnings per share computation.



    (b) Reports on Form 8-K filed in the third quarter of 2001:

          A report on Form 8-K was filed on September 25, 2001 reporting that the company had reached an agreement to acquire the industrial distribution business of A-C Supply, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    KAMAN CORPORATION
                                    Registrant



Date:    November 14, 2001      By: /s/Paul R. Kuhn
                                    ----------------------------
                                    Paul R. Kuhn
                                    Chairman, President and Chief
                                    Executive Officer
                                    (Duly Authorized Officer)



Date:    November 14, 2001      By: /s/Robert M. Garneau
                                    -----------------------------
                                    Robert M. Garneau
                                    Executive Vice President and
                                    Chief Financial Officer

                      KAMAN CORPORATION AND SUBSIDIARIES

                              Index to Exhibits

      (10)(a)(i) Employment Agreement between Kaman Corporation and Robert M. Garneau (Executive Vice
                    President and Chief Financial Officer) dated
                    September 20, 2001.

      (10)(a)(ii) Employment Agreement between Kaman Corporation and Candace A. Clark (Senior Vice President and Chief Legal Officer) dated September 20, 2001.

      (10)(a)(iii) Employment Agreement between Kaman Corporation and Ronald M. Galla (Senior Vice President and Chief Information Officer) dated September 20, 2001.

      (10)(a)(iv)   Employment Agreement between Kaman Industrial
                    Technologies Corporation and T. Jack Cahill
                    (its President) dated September 20, 2001.

       (10)(a)(v)   Employment Agreement between Kaman Music
                    Corporation and Robert H. Saunders, Jr., (its
                    President) dated September 20, 2001.

      (10)(a)(vi) Amendment No. 1 to Employment Agreement between Kaman Aerospace Corporation and Joseph H.
                    Lubenstein (its President) dated as of
                    September 11, 2001.

      (10)(a)(vii) Addendum to Change in Control Agreement dated as of September 11, 2001 and applicable to Robert M. Garneau (Executive Vice President and CFO, Kaman Corporation).

      (10)(a)(viii) Addendum to Change in Control Agreement dated as of September 11, 2001 and applicable to Candace A. Clark (Senior Vice President and
                    CLO, Kaman Corporation).

      (10)(a)(ix) Addendum to Change in Control Agreement dated as of September 11, 2001 and applicable to Ronald M. Galla (Senior Vice President and CIO, Kaman Corporation).

                     KAMAN CORPORATION AND SUBSIDIARIES

                       Index to Exhibits (continued)


      (10)(a)(x) Addendum to Change in Control Agreement dated as of September 11, 2001 and applicable to Joseph H. Lubenstein (President, Kaman
                    Aerospace Corporation).

      (10)(a)(xi) Addendum to Change in Control Agreement dated as of September 11, 2001 and applicable to
                    T. Jack Cahill (President, Kaman Industrial
                    Technologies Corporation).

      (10)(a)(xii) Addendum to Change in Control Agreement dated as of September 11, 2001 and applicable to Robert H. Saunders, Jr. (President, Kaman Music Corporation).

      (11)          Earnings per share computation.