Form 10-K
period 2001-12-31
KAMAN CORP
filed 2002-03-14
CIK 54381

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-K
(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2001
                            OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from          to
                       Commission File No. 0-1093
                           KAMAN CORPORATION
                      (Exact Name of Registrant)
      Connecticut                           06-0613548
(State of Incorporation)   (I.R.S. Employer Identification No.)
        1332 Blue Hills Avenue, Bloomfield, Connecticut 06002
               (Address of principal executive offices)
  Registrant's telephone number, including area code-
                        (860) 243-7100
Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
       -Class A Common Stock, Par Value $1.00
       -6% Convertible Subordinated Debentures Due 2012
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ].
     State the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.
             $313,942,293 as of February 1, 2002.
     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date (February 1, 2002).
                Class A Common      21,625,432 shares
                Class B Common         667,814 shares
           DOCUMENTS INCORPORATED HEREIN BY REFERENCE
Portions of the Corporation's 2001 Annual Report to Shareholders are incorporated herein by reference and filed as Exhibit 13 to this Report.

                                  PART I

ITEM 1.  BUSINESS

Kaman Corporation, incorporated in 1945, reports information for itself and its subsidiaries (collectively, the "corporation") in the following business segments: Aerospace, Industrial
Distribution, and Music Distribution.

The Aerospace segment serves commercial, U.S. defense and foreign government markets. Its principal programs consist of the SH-2G maritime helicopter, K-MAX (Registered Trademark) medium-to-heavy lift helicopter, subcontract work involving aerostructures and helicopter airframes as well as the manufacture of components such as self-lubricating bearings and advanced technology products. The Industrial Distribution segment serves nearly every sector of U.S. industry with industrial repair and OEM products as well as support services. The Music Distribution segment serves domestic and foreign markets with a wide variety of musical instruments and accessories and manufactures guitars and other music products for musicians of all capabilities and skill levels.

AEROSPACE

The Aerospace segment consists of several operating subsidiaries of Kaman Aerospace Group, Inc., including Kaman Aerospace Corporation, Kaman Aerospace International Corporation, K-MAX Corporation, and Kamatics Corporation. In December 2001, Kaman Aerospace Group, Inc. acquired H.I.G. Aerospace Group, Inc.(now known as Kaman PlasticFab Group, Inc.) and its subsidiary, Plastic Fabricating Company, Inc.

The segment's largest program is the SH-2G Super Seasprite helicopter, an advanced, intermediate-weight, multi-mission, maritime aircraft designed to meet the needs of navies around the world that operate smaller ships for which the SH-2G is ideally sized. The helicopter is configured for rapid deployment and multi-mission flexibility, including anti-submarine warfare, surface surveillance, attack and search and rescue. The SH-2, including its F and G configurations, was originally manufactured for the U.S. Navy. At the present time the corporation's work generally consists of retrofit of the SH-2F helicopters to the SH-2G configuration or refurbishment of existing SH-2G helicopters.

The SH-2G is currently operational with the Egyptian Air Force and the corporation is performing retrofit work under commercial contracts with the governments of Australia and New Zealand.

The program for New Zealand involves five (5) aircraft, and support, for the Royal New Zealand Navy. The contract has an anticipated value of about $186 million (US). The corporation has delivered three SH-2G(NZ) helicopters and a fourth will be shipped pending completion of testing at the corporation's facilities in Bloomfield, CT, with final acceptance of all four aircraft expected to follow thereafter. The fifth aircraft, which represents the exercise of an option under the contract, is currently scheduled for delivery before the end of 2002.

The program for Australia involves eleven (11) helicopters with support, including a support services facility, for the Royal Australian Navy. The total contract has an anticipated value of about $700 million (US) and the helicopter production portion of the work is valued at $580 million. The Australian SH-2G(A) will contain an integrated tactical avionics system ("ITAS") that will provide the most sophisticated, integrated cockpit and weapons system available in an intermediate-weight helicopter.

In the second quarter of 2001, the corporation recorded a sales and pre-tax earnings adjustment of $31.2 million attributable to the Aerospace segment, substantially all of which was associated with a change in the estimated cost to complete the Australia SH-2G program. This adjustment has had the effect of lowering the profit rate on the Australia program. The cost growth for that program is related to a contract dispute settlement with Litton Guidance and Control Systems (now part of Northrop Grumman) which had been the subcontractor responsible for ITAS hardware and software development as well as integration testing. As a result of the settlement arrived at in early 2001, the balance of ITAS software development is being completed by other subcontractors. One result of the process of negotiating new subcontracts for this development has been that the corporation will have responsibility for aircraft integration testing, a task previously subcontracted to Litton. This new responsibility along with the estimated time frame for the subcontractors' development of the full ITAS software suggests that there will be a longer delay than previously anticipated in delivery of the full ITAS software to Australia. The corporation is working with the Royal Australian Navy to develop a process that will allow for phased acceptance and delivery of the aircraft without the full ITAS, and subsequent installation of the full software. Six aircraft are currently in Australia, all without the full ITAS software; two are operational and the others are in the final stages of assembly.

The corporation is actively pursuing opportunities for the SH-2G helicopter in the international defense market, enhancing familiarization with the SH-2G's capabilities among various governments around the world. The corporation is currently in discussions with the Egyptian government concerning a requirement for up to six search and rescue helicopters and with the United States government about a program for refurbishment of four existing SH-2G aircraft for the Polish Navy, along with future training and support. Management believes that the aircraft is in a good competitive position, while also recognizing that this market is highly competitive and influenced by economic and political conditions.

The corporation also maintains a consignment of the U.S. Navy's inventory of SH-2 spare parts under a multi-year agreement that provides the ability to utilize certain inventory for support of the corporation's SH-2 programs.

During 2001, the corporation continued to provide on-site support in the Republic of Egypt for ten (10) SH-2G helicopters that were delivered in 1998 under that country's foreign military sale agreement with the U.S. Navy.

The corporation also manufactures the K-MAX medium-to-heavy lift helicopter that can be used for fire fighting and commercial applications such as logging and construction of power lines and oil rigs. The K-MAX program, which began in late 1994, is based on the corporation's intermeshing rotor technology with servo-flap control and the corporation has been conservative in its production of this aircraft since inception. The program, for which the corporation maintains a significant inventory, has experienced significant market difficulties in the past several years, due partly to conditions in the commercial logging industry, the aircraft's principal application to date. While the corporation continues to pursue a strategy of refocusing K-MAX sales development on global market opportunities in industry and government, those efforts have met with limited success. There were no sales of the K-MAX helicopter during 2001, other than the three aircraft that were part of the five aircraft order received from the U.S. State Department in late 2000, a transaction that represented the first sale of the K-MAX to the U.S. government and its first application in a law enforcement role. Management is in the process of evaluating the amount of time and further investment that could be required to achieve successful sales development and profitability for the program.

The Aerospace segment also performs aerostructure and helicopter subcontract work for a variety of aerospace manufacturing programs. Aerostructure subcontract work focuses on commercial and military aircraft programs, including wing structures and components for commercial airliners, major structural assemblies for military transports, aircraft thrust reversers, business jet subassembly components; and the manufacture of proprietary self-lubricating bearings for use in aircraft flight controls, turbine engines and landing gear, as well as driveline couplings for helicopters. Helicopter subcontract work includes helicopter airframes, composite rotor blades, and component work. Current aerostructure and helicopter subcontract programs include production of wing structures and various components for virtually all Boeing commercial aircraft, fuselages and rotor blades for MD Helicopters, and components for military aircraft such as the C-17 military transport, the F-22 fighter and the Comanche helicopter. As Boeing is the largest customer of the segment's subcontract business, management is monitoring the drop off in commercial aircraft orders and the impact this may have on production in the next two years.

Management is in the process of identifying opportunities to leverage the strengths of the aerospace business and is also focused on building upon its well recognized expertise in aerospace subcontracting and advanced technology products. For example, in December 2001 the corporation acquired Plastic Fabricating Company, Inc., a Wichita, Kansas manufacturer of composite parts and assemblies for aerospace applications. This acquisition provides the segment with a presence in one of the largest aerospace manufacturing areas in the United States and complements its existing composites and metal bonding operations.

The Aerospace segment's advanced technology products include safe, arm and fuzing devices for several missile programs; high reliability memory systems for airborne, shipboard, and ground-based programs; precision non-contact measuring systems for industrial and scientific use; high-performance microwave cable assemblies for aircraft electronic warfare devices and other applications; and high-power permanent magnet motors used commercially in the oil service and transportation industries and for military uses.

In late 2001, Kaman Aerospace Corporation, the subsidiary that accounted for 80% of Aerospace segment net sales in 2001, undertook a realignment of its product line management structure in an effort to increase market development of its core capabilities while improving efficiency, enhancing customer service and reducing costs. During 2001, the Aerospace segment also continued implementation of `Lean-Thinking' strategies throughout the organization in order to further enhance efficiency and reduce costs.


INDUSTRIAL DISTRIBUTION

The Industrial Distribution segment consists of Kaman Industrial Technologies Corporation and its Canadian subsidiary, Kaman Industrial Technologies, Ltd. In March, 2002, Kaman Industrial Technologies Corporation acquired a majority ownership interest in Delamac de Mexico S.A. de C.V., a Mexican corporation.

This segment is one of the nation's larger industrial distributors, supplying OEM and replacement parts to more than 50,000 customers representing nearly every industry sector. The segment's catalog of more than one million individual items includes an extensive array of power transmission, motion control, materials handling and electrical components, and a wide range of bearings. The segment maintains a sophisticated warehouse management system, a network of over 170 branches across the U.S. and British Columbia, Canada and strategically located distribution centers, all of which helps the segment to provide same-day or next-day delivery for most of its offerings. The products that the segment purchases for distribution are for the most part derived from traditional technologies, although the segment is increasingly selling products with the higher technological content required to support automated production processes.

In addition to providing products, the segment uses its know-how to help its customers solve problems, drive out inefficiencies and become more profitable and competitive in their own markets. The segment continues to move forward with its e-commerce initiatives to provide customers the convenience of ordering products online and accessing real-time account information on the Internet.

This channel represents a small portion of total sales today, however it is expected to become an increasingly important method of doing business.

At the end of the third quarter of 2001, the segment acquired the industrial distribution business of A-C Supply, Inc. of Milwaukee, Wisconsin. This acquisition strengthens the segment's presence in key industrial markets in the upper Midwest, where it has had limited presence, and will facilitate service to national account customers with operating plants in that region. This acquisition is in keeping with management's intention to build value for the segment through both acquisitions and internal growth.

In March, 2002, the segment acquired a majority ownership interest in Delamac de Mexico S.A. de C.V., a Mexican distributor of industrial products headquartered in Mexico City. This acquisition provides the segment with access to Mexico's industrial markets and enhances its ability to service the Mexico-based operations of its North American customers.

Since the segment's customers include many sectors of U.S. industry, this business is influenced by industrial production levels and was adversely affected in 2001 by a weakened manufacturing sector that brought the industrial production index (the key economic indicator for this business) to levels not seen since the early 1980s. The segment was also impacted by specific events affecting particular customer industries, such as the effect that the energy crisis in the West had on the aluminum industry. The segment had taken steps to implement workforce adjustments and control costs in late 2000 and as economic conditions worsened in 2001, the corporation implemented further reductions and efficiencies. These efforts, along with good results with business retention efforts and certain new national account awards, helped the segment to remain profitable in 2001 despite lower sales.


MUSIC DISTRIBUTION

The Music Distribution segment consists of Kaman Music
Corporation, KMI Europe, Inc., and a Canadian subsidiary,
B & J Music Ltd.

This segment is the largest independent distributor of musical instruments and accessories, offering more than 10,000 products that reach musicians of all capabilities and skill levels. Products include the segment's proprietary Ovation (Registered Trademark) and Hamer (Registered Trademark) guitars, as well as the Takamine (Registered Trademark) guitar line, Toca percussion instruments, Gibraltar drum hardware, and an extensive offering of other musical instruments and accessories. In 2001, the segment also completed the first year of its exclusive distribution and sales license with Fred Gretsch Enterprises, successfully launching its high quality Gretsch drum kit lines in domestic and foreign markets.

Segment results for 2001 were affected by weakened consumer markets both domestically and abroad, although a better than expected Christmas season helped to mitigate some of the year's sales shortfall.

During 2001, the segment continued its focus on `Lean-Thinking' strategies and was able to enhance operating efficiencies and improve customer service as a result. During the year, the segment completed the consolidation of two warehouses into one state-of-the-art facility. The segment also implemented an electronic data exchange program that allows the sharing of data and information directly with customers, providing a value-added tool that customers use to place orders, verify order status, and check inventory availability at any time.


FINANCIAL INFORMATION

     Information concerning each segment's performance for the last three fiscal years is included in the corporation's 2001
Annual Report to Shareholders (Exhibit 13 to this Form 10-K) and is incorporated herein by reference.

PRINCIPAL PRODUCTS AND SERVICES

     Following is information for the three preceding fiscal years concerning the percentage contribution of each business segment's products and services to the corporation's consolidated net sales:

                         Years Ended December 31
                         1999     2000     2001
                         ------   ------   ------
Aerospace                 37.3%    37.0%   34.4%
Industrial Distribution   50.8%    50.5%   51.8%
Music Distribution        11.9%    12.5%   13.8%
                         ------   ------   ------
Total                    100.0%   100.0%  100.0%

RESEARCH AND DEVELOPMENT EXPENDITURES

     Government sponsored research expenditures by the Aerospace segment were $6.7 million in 2001, $10.2 million in 2000, and $11.3 million in 1999. Independent research and development expenditures were $4.7 million in 2001, $5.5 million in 2000, and $4.9 million in 1999.

BACKLOG

     Program backlog of the Aerospace segment was approximately $364.9 million at December 31, 2001, $439.9 million at
December 31, 2000, and $580.1 million at December 31, 1999. As the Aerospace segment completes its work on the commercial contracts with the governments of Australia and New Zealand, the segment's backlog is decreasing and returning to more historic levels.

     The corporation anticipates that approximately 57.7% of its backlog at the end of 2001 will be performed in 2002. Approximately 16.6% of the backlog at the end of 2001 is related to U.S. government contracts or subcontracts which are included in backlog to the extent that funding has been appropriated by Congress and allocated to the particular contract by the relevant procurement agency. Virtually all of these funded government contracts have been signed.

GOVERNMENT CONTRACTS

     During 2001, approximately 91.8% of the work performed by the corporation directly or indirectly for the U.S. government was performed on a fixed-price basis and the balance was performed on a cost-reimbursement basis. Under a fixed-price contract, the price paid to the contractor is negotiated at the outset of the contract and is not generally subject to adjustment to reflect the actual costs incurred by the contractor in the performance of the contract. Cost reimbursement contracts provide for the reimbursement of allowable costs and an additional negotiated fee.

     The corporation's United States government contracts and subcontracts contain the usual required provisions permitting termination at any time for the convenience of the government with payment for work completed and associated profit at the time of termination.

COMPETITION

     The Aerospace segment operates in a highly competitive environment with many other organizations which are substantially larger and have greater financial and other resources. The corporation competes with other helicopter manufacturers on the basis of price, performance, and mission capabilities; and also on the basis of its experience as a manufacturer of helicopters, the quality of its products and services, and the availability of facilities, equipment and personnel to perform contracts. Consolidation in the industry has increased the level of international competition for helicopter programs. The corporation is also affected by the political and economic circumstances of its potential foreign customers. The corporation's FAA certified K-MAX helicopters compete with military surplus helicopters and other used commercial helicopters employed for lifting, as well as with alternative methods of meeting lifting requirements. The corporation competes for its subcontract aerostructures, helicopter structures and components business on the basis of price and quality; product endurance and special performance characteristics; proprietary knowledge; and the reputation of the corporation.

     Industrial distribution operations are subject to a high degree of competition from several other national distributors, two of which are substantially larger than the corporation;
and from many regional and local firms. Competitive forces have intensified as a result of weakness in the U.S. manufacturing sector during 2001 and as major competitors grow through consolidation.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking information relating to the corporation's business and prospects, including the SH-2G and K-MAX helicopter programs, aerostructures, helicopter structures, and components, the industrial and music distribution businesses, operating cash flow, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of competitions and thereafter contract negotiations with government authorities, including foreign governments; 2) political developments in countries where the corporation intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) economic and competitive conditions in markets served by the corporation, including industry consolidation in the United States and global economic conditions; 5) timing of satisfactory completion of the Australian SH-2G(A) program; 6) timing, degree and scope of market acceptance for products such as a repetitive lift helicopter; 7) U.S. industrial production levels; 8) changes in supplier sales policies; 9) the effect of price increases or decreases; 10) currency exchange rates, taxes, laws and regulations, inflation rates, general business conditions and other factors; 11) effects of the September 11, 2001 attacks on the World Trade Center in New York and the Pentagon in Washington, D.C. Any forward-looking information should be considered with these factors in mind.

EMPLOYEES

     As of December 31, 2001, the Corporation employed 3,780 individuals throughout its business segments and corporate headquarters as follows:

Aerospace                                      1,900
Industrial Distribution                        1,457
Music Distribution                               361
Corporate Headquarters                            62
                                               -----
                                               3,780

PATENTS AND TRADEMARKS

     The corporation holds patents reflecting scientific and technical accomplishments in a wide range of areas covering both basic production of certain products, including aerospace products and musical instruments, as well as highly specialized devices and advanced technology products in defense related and commercial fields.

     Although the corporation's patents enhance its competitive position, management believes that none of such patents or patent applications is singularly or as a group essential to its business as a whole. The corporation holds or has applied for U.S. and foreign patents with expiration dates that range through the year 2021.

     These patents are allocated among the corporation's business segments as follows:

                                  U.S. PATENTS    FOREIGN PATENTS
Segment                          Issued Pending   Issued  Pending
Aerospace                          59       4        28        6
Industrial Distribution             0       0         0        0
Music Distribution                  6       1         2       12
                                   --       --       --       --
                                   65       5        30       18

Trademarks of Kaman Corporation include Adamas, Applause,
Hamer, KAflex, KAron, K-MAX, Magic Lantern, and Ovation. In all, the corporation maintains 205 U.S. and foreign trademarks with 16 applications pending, most of which relate to music products in the Music Distribution segment.

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

FOREIGN SALES

     Seventeen percent (17%) of the sales of the corporation made in 2001 were to customers located outside the United States. In 2001, the corporation continued its efforts to develop international markets for its products and foreign sales (including sales for export); and during 2001 the corporation continued to perform work under contracts with the Commonwealth of Australia and the Government of New Zealand for the supply of retrofit SH-2G helicopters. Additional information required by this item is included in the corporation's 2001 Annual Report to Shareholders (Exhibit 13 to this Form 10-K)and is incorporated herein by reference.

ITEM 2.  PROPERTIES

     The corporation occupies approximately 3.393 million square feet of space throughout the United States and in Canada and Australia, distributed as follows:

     SEGMENT                                SQUARE FEET
                                   (in thousands as of 12/31/01)
     Aerospace                                 1,755
     Industrial Distribution                   1,194
     Music Distribution                          404
     Corporate Headquarters                       40
                                               -----
     Total                                     3,393

     The Aerospace segment's principal facilities are located in Arizona, Connecticut, Florida, Kansas and Massachusetts; other facilities including offices and smaller manufacturing and assembly operations are located in several other states. These facilities are used for manufacturing, research and development, engineering and office purposes. The U.S. Government owns
154 thousand square feet of the space occupied by Kaman

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

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the corporation or any of its subsidiaries is a party or to which any of their property is subject. Legal proceedings or enforcement actions relating to environmental matters are discussed in the section entitled Compliance with Environmental Protection Laws.
The corporation is presently in settlement discussions with the Connecticut Department of Environmental Protection regarding the matter referred to as Rocque vs. Kaman previously reported by the corporation in its report on Form 10-K for fiscal year ended December 31, 2000, Document No. 0000054381-01-500002 filed with the Securities and Exchange Commission on March 15, 2001. The complaint in this matter alleges certain regulatory violations (the majority of which are administrative in nature) at facilities located in Connecticut related to routine inspections which took place between 1988 and 1998. The complaint seeks civil penalties and injunctive relief. Management believes that in all cases where corrective action was required at the time of such inspections, such action was promptly taken. Management does not anticipate that the resolution of this matter will be material to the business or financial condition of the corporation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2001.


                              PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

CAPITAL STOCK AND PAID-IN CAPITAL

     Information required by this item is included in the corporation's 2001 Annual Report to Shareholders (Exhibit 13 to this Form 10-K) and is incorporated herein by reference.


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

QUARTERLY CLASS A COMMON STOCK INFORMATION
-----------------------------------------------------------------
                             High      Low      Close   Dividend
2001
First                        $19.50    $13.31   $16.38     $.11
Second                        18.18     14.70    17.70      .11
Third                         17.95     12.26    13.24      .11
Fourth                        16.38     10.90    15.60      .11
-----------------------------------------------------------------
2000
First                        $12.81    $8.77	   $9.75      $.11
Second                        11.69     9.44    10.69       .11
Third                         15.25    10.50    12.63       .11
Fourth                        17.75    11.00    16.88       .11
-----------------------------------------------------------------
QUARTERLY DEBENTURE INFORMATION (6% Conv. Subordinated)
-----------------------------------------------------------------
                                High     Low       Close
2001
First                          $ 92.00   $82.00    $ 92.00
Second                           98.00    90.00      98.00
Third                            99.00    98.00      99.00
Fourth                           96.00    90.00      96.00
-----------------------------------------------------------------
2000
First                          $ 94.00   $86.00     $88.00
Second                           93.00    82.00      82.00
Third                            90.00    82.00      84.00
Fourth                           92.00    84.00      87.00
-----------------------------------------------------------------

     NASDAQ market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

ANNUAL MEETING

     The Annual Meeting of Shareholders of the corporation will be held on Tuesday, April 16, 2002 at 11:00 a.m. in the offices of the corporation, 1332 Blue Hills Avenue, Bloomfield, Connecticut 06002. Holders of all classes of Kaman securities are invited to attend, however it is expected that matters on the agenda for the meeting will require the vote of Class B shareholders only.

ITEM 6.  SELECTED FINANCIAL DATA

     Information required by this item is included in the corporation's 2001 Annual Report to Shareholders (Exhibit 13 to this Form 10-K) and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     Information required by this item is included in the corporation's 2001 Annual Report to Shareholders (Exhibit 13 to this Form 10-K) and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

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

     The corporation's exposure to interest rate risk relates primarily to its financial instruments, which include short-term investments with market interest rates and debt obligations with fixed interest rates. Currently the corporation has limited exposure in this area due to the level of its fixed rate debt obligation and borrowings under its financing arrangements, however this exposure is expected to increase during 2002. Interest rate risk is managed through the use of a combination of fixed rate long-term debt and variable rate borrowings under its financing arrangements. Letters of credit are generally considered borrowings for purposes of the corporation's revolving credit agreement; they are not subject to interest rate risk, however, fees are charged based upon the corporation's usage and credit rating.

     There has been no significant change in the corporation's exposure to these market risk factors during the year 2001. Management believes that any near-term change in the market risk factors described above should not materially affect the consolidated financial position, results of operations or cash flows of the corporation.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this item is included in the corporation's 2001 Annual Report to Shareholders (Exhibit 13 to this Form 10-K) and is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Following is information concerning each Director, Director
Nominee and Executive Officer of Kaman Corporation including name, age, position with the corporation, and business experience during the last five years:

Brian E. Barents         Mr. Barents, 58, has been a Director
                         since 1996. He is the retired President and Chief Executive Officer of Galaxy
                         Aerospace Company L.P.  Prior to that
                         he was President and Chief Executive
                         Officer of Learjet, Inc.

T. Jack Cahill           Mr. Cahill, 53, has held various
                         positions with Kaman Industrial
                         Technologies Corporation, a subsidiary
                         of the corporation, since 1975, and has
                         been President of that subsidiary since
                         1993.

E. Reeves Callaway, III  Mr. Callaway, 54, has been a Director since 1995. He is the Founder of The
                         Callaway Companies, an engineering
                         services firm.

Frank C. Carlucci        Mr. Carlucci, 71, has been a Director
                         since 1989.  Prior to that he served as
                         U.S. Secretary of Defense.  He is
                         Chairman of The Carlyle Group, merchant
                         bankers, and Chairman of Nortel Networks
                         Corporation.  Mr. Carlucci is also a
                         director of Ashland, Inc., Neurogen
                         Corporation, Pharmacia Corp., Sun
                         Resorts, Ltd., N.V., United Defense, LP, and Texas Biotechnology Corporation.

Laney J. Chouest, M.D.   Dr. Chouest, 48, has been a Director
                         since 1996.  He is Owner-Manager
                         of Edison Chouest Offshore, Inc.

Candace A. Clark         Ms. Clark, 47, has been Senior Vice
                         President, Chief Legal Officer and
                         Secretary since 1996.  Prior to that
                         she served as Vice President and
                         Counsel.  Ms. Clark has held various
                         positions with the corporation since
                         1985.

John A. DiBiaggio        Dr. DiBiaggio, 69, has been a Director
                         since 1984.  He is now President
                         Emeritus of Tufts University, having
                         served as President until the fall of
                         2001.  Prior to that he was President
                         and Chief Executive Officer of Michigan
                         State University.

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

Robert M. Garneau        Mr. Garneau, 57, has been Executive
                         Vice President and Chief Financial
                         Officer since 1995.  Previously he
                         served as Senior Vice President,
                         Chief Financial Officer and
                         Controller.  Mr. Garneau has
                         held various positions with the
                         corporation since 1981.

Huntington Hardisty      Admiral Hardisty (USN-Ret.), 73,
                         is the retired President of Kaman
                         Aerospace International Corporation,
                         a subsidiary of the corporation.
                         He has been a Director since 1991
                         and serves as a consultant
                         to the corporation.  He retired from
                         the U.S. Navy in 1991 having served
                         as Commander-in-Chief for the U.S.
                         Navy Pacific Command since 1988.

Edwin A. Huston          Mr. Huston, 63, is a nominee for
                         election as a director at the 2002
                         Annual Meeting of Shareholders. Mr.
                         Huston is the retired Vice Chairman
                         of Ryder System, Incorporated,
                         an international logistics and
                         transportation solutions company.  He
                         also served as Senior Executive Vice
                         President Finance and Chief
                         Financial Officer of that company and
                         had held various positions with that
                         company since 1973. Mr. Huston is a
                         director of Unisys Corporation,
                         Answerthink, Inc. and Enterasys
                         Networks, Inc.

C. William Kaman II      Mr. Kaman, 50, has been a Director
                         since 1992 and is Vice Chairman of the
                         board of directors of the corporation.
                         He is Chairman and CEO of AirKaman of
                         Jacksonville, Inc., an entity
                         unaffiliated with the corporation.
                         Previously he was Executive Vice
                         President of the corporation and was
                         President of Kaman Music Corporation,
                         a subsidiary of the corporation.

John C. Kornegay         Mr. Kornegay, 52, has been President of
                         Kamatics Corporation, a subsidiary of
                         the corporation, since 1999, and has
                         held various positions with Kamatics
                         Corporation since 1988.

Eileen S. Kraus          Ms. Kraus, 63, has been a Director
                         since 1995.  She is the retired
                         Chairman of Fleet Bank Connecticut.
                         She is a director of The Stanley Works
                         and Rogers Corporation.

Paul R. Kuhn             Mr. Kuhn, 60, has been a Director since
                         1999.  He has been President and Chief
                         Executive Officer of the corporation
                         since August 1999 and was appointed to
                         the additional position of Chairman in
                         April, 2001.  From 1998 to 1999 he was
                         Senior Vice President, Operations,
                         Aerospace Engine Business, for Coltec
                         Industries, Inc. Prior to that
                         he was Group Vice President, Coltec
                         Industries, Inc. and President of its
                         Chandler Evans division.  He is a
                         director of the Connecticut Business
                         and Industry Association.

Joseph H. Lubenstein      Mr. Lubenstein, 54, was appointed
                         President of Kaman Aerospace
                         Corporation, a subsidiary of the
                         corporation, in July, 2001.  Prior to
                         that, he served for many years in a
                         variety of senior management positions
                         at Pratt & Whitney, a subsidiary of
                         United Technologies Corporation, most
                         recently as Vice President - Quality and
                         Vice President - Materials.

Walter H. Monteith, Jr.  Mr. Monteith, 71, has been a Director since 1987.  He is the retired Chairman
                         of Southern New England Telecommuni-
                         cations Corporation.

Wanda L. Rogers          Mrs. Rogers, 69, has been a Director
                         since 1991.  She is President and Chief
                         Executive Officer of Rogers
                         Helicopters, Inc. She is also a
                         director of Clovis Community Bank.

Robert H. Saunders, Jr.  Mr. Saunders, 60, became President of
                         Kaman Music Corporation, a subsidiary
                         of the corporation, in 1998. Prior to
                         that, he served as Senior Vice
                         President of the corporation from 1995
                         and also held the position of Senior
                         Executive Vice President of Kaman Music
                         Corporation during a portion of that
                         period.

Richard J. Swift         Mr. Swift, 57, is a nominee for election
                         as a director at the 2002 Annual Meeting of Shareholders. Mr. Swift is currently
                         Chairman of the Financial Accounting
                         Standards Advisory Council. In 2001, he retired as Chairman, President and Chief
                         Executive Officer of Foster Wheeler
                         Corporation, a provider of design,
                         engineering, construction,
                         manufacturing, research, plant
                         operations and environmental services, a position he held since 1994. Prior to that, Mr. Swift held various positions at Foster Wheeler, having joined the company in 1972. Mr. Swift is a director of Ingersoll-Rand Company and
                         Public Service Enterprise Group
                         Incorporated.

Each Director and Executive Officer has been elected for a term of one year and until his or her successor is elected. The terms of all Directors and Executive Officers are expected to expire as of the Annual Meeting of the Shareholders and Directors of the corporation to be held on April 16, 2002.

Section 16(a) Beneficial Ownership Reporting Compliance.

   Based upon information provided to the corporation by persons required to file reports under Section 16(a) of the Securities Exchange Act of 1934, no Section 16(a) reporting delinquencies occurred in 2001.

ITEM 11.  EXECUTIVE COMPENSATION

A) GENERAL. The following tables provide certain information relating to the compensation of the corporation's Chief Executive Officer, its four other most highly compensated executive officers, and one retired executive officer who would have been included in these tables but for the fact that he was not serving as an executive officer at December 31, 2001.

B)  SUMMARY COMPENSATION TABLE.

               Annual Compensation        Long Term Compensation
               -------------------        ----------------------
(a)         (b)   (c)        (d)    (e)     (f)      (g)       (h)     (i)
                                                                       All
Name and                            Other     AWARDS                  Other
Principal         Salary    Bonus   Annual  RSA   Options/SARs LTIP    Comp.
Position     Year  ($)       ($)    Comp.(1)($)(2) (#Shares) Payments ($)(3)
---------------------------------------------------------------------------

P. R. Kuhn   2001 762,500    300,000 ------- 261,000  25,000/ ---   15,630
Chairman,                                              65,000
President and
Chief        2000 650,000    570,000 ------- 154,688  20,000/ ---   11,924
Executive                                                50,000
Officer      1999 250,000(4) 360,000 ------- 706,250  100,000/---    3,661
                                                       180,000
R.M.Garneau  2001 450,000    150,000 ------- 163,125  12,500/ ---   25,056
Executive                                              40,000
Vice Pres-   2000 425,000    310,000 -------  77,344  10,000/ ---   25,181
ident and                                              30,000
Chief        1999 400,000    175,000 -------  43,500   9,000/ ---   12,329
Financial                                               30,000
Officer


               Annual Compensation        Long Term Compensation
               -------------------        ----------------------
(a)         (b)   (c)        (d)    (e)     (f)      (g)       (h)     (i)
                                                                       All
Name and                            Other     AWARDS                  Other
Principal         Salary    Bonus   Annual  RSA   Options/SARs LTIP    Comp.
Position     Year  ($)       ($)    Comp.(1)($)(2) (#Shares) Payments ($)(3)
---------------------------------------------------------------------------

T.J.Cahill   2001 280,000     90,000 -------  97,875   9,000/ ---   15,077
President,                                              20,000
Kaman        2000 260,000    160,000 -------  41,250   6,000/ ---   15,670
Industrial                                              15,000
Technologies 1999 255,000     51,000 -------  36,250   7,500/ ---    7,449
Corporation                                              15,000

C.A. Clark   2001 255,000     68,000 ------- 138,656  10,500/ ---   11,339
Sr. Vice                                                0
President    2000 240,000    140,000 -------  51,563   7,500/ ---   12,590
and Chief                                               0
Legal        1999 225,000     75,000 -------  58,000   6,000/ ---    5,666
Officer                                                 0

R.H.Saunders Jr.
President,   2001 235,000     85,000 -------  81,563   8,000/ ---   15,681
Kaman Music                                             15,000
Corporation  2000 210,000    110,000 -------  41,250   6,000/ ---   13,832
                                                        10,000
             1999 200,000     61,000 -------  58,000   6,000/ ---    6,536
                                                        5,000
W.R. Kozlow  2001 325,000    -------  66,196 114,188  10,500/ ---   21,866
President,                                             20,000
Kaman        2000 300,000    160,000 -------  61,875   9,000/ ---   26,341
Aerospace                                               25,000
Corporation  1999 275,000    140,000 -------  36,250   7,500/ ---   18,150
(retired)                                               20,000

1. The corporation maintains a program pursuant to which it provides a company vehicle to designated executives and reimburses such executives for the maintenance of the vehicle. Amounts reported in this column include $52,346 attributable to W.R. Kozlow.























2. As of December 31, 2001, aggregate restricted stock holdings and their year end value were: P.R. Kuhn, 58,000 shares valued at $904,800; R.M. Garneau, 22,300 shares valued at $347,880; T.J.
Cahill, 13,900 shares valued at $216,840; C.A. Clark, 16,500 shares valued at $257,400; R.H. Saunders, Jr., 11,800 shares valued at $184,080; and W.R. Kozlow, no shares. Restrictions lapse at the rate of 20% per year for all awards, beginning one year after the grant date provided recipient remains an employee of the corporation or a subsidiary. Awards reported in this column are as follows: P. R. Kuhn, 16,000 shares in 2001, 15,000 shares in 2000 and 50,000 shares in 1999; R. M. Garneau, 10,000 shares in 2001, 7,500 shares in 2000, and 3,000 shares in 1999;

T. J. Cahill, 6,000 shares in 2001, 4,000 shares in 2000, and 2,500 shares in 1999; C.A. Clark, 8,500 shares in 2001, 5,000 shares in 2000, and 4,000 shares in 1999; R. H. Saunders, Jr., 5,000 shares in 2001, 4,000 shares in 2000, and 4,000 in 1999;
W.R. Kozlow, 7,000 shares in 2001, 6,000 shares in 2000, and 2,500 shares in 1999. Dividends are paid on the restricted stock.

3.  Amounts reported in this column consist of:  P.R. Kuhn, $9,271
- Senior executive life insurance program ("Executive
Life"), $4,250 - employer matching contributions to the Kaman Corporation Thrift and Retirement Plan (the "Thrift Plan employer match"); $2,109 - medical expense reimbursement program
(MERP); R.M. Garneau, $7,340 - Executive Life, $851 - Officer 162 Insurance Program, $4,250 - Thrift Plan employer match, $1,865 - MERP, $10,750 - all supplemental employer contributions under the Kaman Corporation Deferred Compensation Plan ("supplemental employer contributions"); T. J. Cahill, $4,218 - Executive Life, $4,250 - Thrift Plan employer match, $1,610 - MERP, $5,000 supplemental employer contributions; C.A. Clark, $1,912 - Executive Life, $4,250 - Thrift Plan employer match, $1,352 -
MERP, $3,825 - supplemental employer contributions; R.H. Saunders, Jr., $6,146 - Executive Life, $4,250 - Thrift Plan employer match, $2,885 - MERP, $2,400 - supplemental employer contributions; W.R. Kozlow, $13,444 - Executive Life, $4,250 - Thrift Plan employer match, $4,171 - MERP.

4.  P.R. Kuhn joined the corporation on August 2, 1999 as
President and Chief Executive Officer.


C)  OPTION/SAR GRANTS IN THE LAST FISCAL YEAR:

----------------------------------------------------------------------------
                                                       Potential Realizable
                                                       Value at Assumed
                                                       Annual Rates of
                                                       Stock Price
                                                       Appreciation for
                  Individual Grants                    Option Term*
----------------------------------------------------------------------------
(a)             (b)        (c)        (d)        (e)      (f)      (g)
                       % of Total
                        Options/
                          SARs**
              Options/  Granted to
                SARs**  Employees  Exercise or
              Granted   in Fiscal   Base Price  Expiration
Name            (#)        Year     ($/Sh)        Date     5%($)   10%($)
----------------------------------------------------------------------------
P. R. Kuhn    25,000/     7.46/   16.3125  2/13/11  923,295.92 2,339,813.15
              65,000     31.71
R. M. Garneau 12,500/     3.73/   16.3125  2/13/11  538,589.29 1,364,891.00
              40,000     19.51
T. J. Cahill  9,000/      2.69/   16.3125  2/13/11  297,506.46   753,939.79
              20,000      9.76
C. A. Clark   10,500/     3.13/   16.3125  2/13/11  107,717.86   272,978.20
                   0      0.00
R. H. Saunders 8,000/     2.39/   16.3125  2/13/11  235,953.40   597,952.25
               15,000     7.32
W. R. Kozlow   10,500/    3.13/   16.3125  2/13/11  312,894.73   792,936.68
              20,000      9.76

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

P. R. Kuhn     none          -       44,000/101,000 80,150/173,100.00

R. M. Garneau  3,000        26,625   44,600/30,900  172,172.50/52,940.00

T. J. Cahill   8,500        85,850   32,400/23,100  105,277.50/34,560.00

C. A. Clark      500         4,531   16,900/23,100  53,790.00/38,035.00

R. H. Saunders none          -       12,000/19,000  30,300.00/30,750.00

W. R. Kozlow   3,000        22,140   69,000/0       210,600.00/0


                                                    Value of
                                     Number of      Unexercised
                                     Unexercised    in-the-money
                                     SARs           SARs*
              SARs                   at FY-end (#)  at FY-end ($)
              acquired on  Value     exercisable/   exercisable/
 Name         Exercise(#)  realized  unexercisable  unexercisable
  (a)            (b)         (c)        (d)            (e)
------------------------------------------------------------------

P. R. Kuhn     none       none       82,000/213,000  159,075/370,800

R. M. Garneau  "         "          105,500/107,000  232,925/193,700

T. J. Cahill   "         "           53,500/54,000   116,452.50/96,850

C. A. Clark    "         "                0/0             0/0

R. H. Saunders "         "            4,000/26,000   12,775/45,600

W. R. Kozlow   55,000     271,487.50  70,000/0        69,000/0


*Difference between the 12/31/01 Fair Market Value ($15.60 per share) and the exercise price(s).

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

                        PENSION PLAN TABLE
                         Years of Service
Remuneration*    15        20       25         30        35
---------------------------------------------------------------
  125,000    32,889    44,071    54,596      65,778      65,778
  150,000    40,389    54,121    67,046      80,778      80,778
  175,000    47,889    64,171    79,496      95,778      95,778
  200,000    55,389    74,221    91,946     110,778     110,778
  225,000    62,889    84,271   104,396     125,778     125,778
  250,000    70,389    94,321   116,846     140,778     140,778
  300,000    85,389   114,421   141,746     170,778     170,778
  350,000   100,389   134,521   166,646     200,778     200,778
  400,000   115,389   154,621   191,546     230,778     230,778
  450,000   130,389   174,721   216,446     260,778     260,778
  500,000   145,389   194,821   241,346     290,778     290,778
  750,000   220,389   295,321   365,846     440,778     440,778
1,000,000   295,389   395,821   490,346     590,778     590,778
1,250,000   370,389   496,321   614,846     740,778     740,778
1,500,000   445,389   596,821   739,346     890,778     890,778
1,750,000   520,389   697,321   863,846   1,040,778   1,040,778
2,000,000   595,389   797,821   988,346   1,190,778   1,190,778

*Remuneration: Average of the highest five consecutive years of "Covered Compensation" out of the final ten years of service.

     "Covered Compensation" means "W-2 earnings" or "base earnings", if greater, as defined in the Pension Plan. W-2 earnings for pension purposes consist of salary (including 401(k) and Section 125/129 Plan contributions but not deferrals under a non-qualified Deferred Compensation Plan), bonus and taxable income attributable to restricted stock awards, stock appreciation rights, and the cash out of employee stock options. Salary and bonus amounts for the named Executive Officers for 2001 are as shown on the Summary Compensation Table. Compensation deferred under the corporation's non-qualified deferred compensation plan is included in Covered Compensation here because it is covered by the corporation's unfunded supplemental employees' retirement plan for the participants in that plan.

     Current Compensation covered by the Pension Plan for any named executive whose Covered Compensation differs by more than 10% from the compensation disclosed for that executive in the Summary Compensation Table: Mr. Kuhn, $1,571,390; Mr. Garneau, $874,543; Mr. Cahill, $520,994; Ms. Clark, $442,863; Mr. Saunders,
$384,848; Mr. Kozlow, $839,582.

     Federal law imposes certain limitations on annual pension benefits under the Pension Plan. For the named executive officers who are participants, the excess will be paid under the Corporation's unfunded supplemental employees' retirement plan.

     The Executive Officers named in Item 11(b) are participants in the plan and as of December 31, 2001, had the number of years of credited service indicated: Mr. Kuhn - 6.0; Mr. Garneau -
20.48 years; Mr. Cahill - 26.7 years; Ms. Clark - 17.0; Mr.
Saunders - 7.0; Mr. Kozlow - 41.7.

     Benefits are computed generally in accordance with the benefit formula described above.

G) COMPENSATION OF DIRECTORS. In general, effective January 1, 2002, non-employee members of the Board of Directors of the corporation receive an annual retainer of $25,000 and a fee of $1,200 for attending each meeting of the Board and each meeting of a Committee of the Board, except that the Chairman of each committee receives a fee of $1,600 for attending each meeting of that Committee. The Vice Chairman is entitled to a fee of $2,500 per meeting when serving as the Chairman. Such fees may be received on a deferred basis. In addition, each non-employee director will receive a Restricted Stock Award for 500 shares (issued pursuant to the corporation's Stock Incentive Plan), providing for immediate vesting upon election as a director at the corporation's 2002 Annual Meeting of Shareholders.

H) EMPLOYMENT CONTRACTS AND TERMINATION, SEVERANCE AND CHANGE OF CONTROL ARRANGEMENTS. The corporation has an arrangement with Mr. C. H. Kaman that provides for him to receive an amount equal to his then current annual base salary for the remainder of his life as a result of his becoming disabled during active employment. Mr. Kaman became so disabled effective December 31, 2000.

In addition, the corporation has entered into Employment
Agreements and Change in Control Agreements with certain executive officers, copies of which were filed as exhibits to the following filings made by the corporation with the Securities and Exchange Commission: Form 10-Q (Document 54381-99-14) filed on November 12, 1999; Form 10-K (Document No. 54381-00-03 filed on March 21, 2000; and Form 10-Q (Document 54381-00-500006) filed on November 14, 2000. Form 10-Q filed August 14, 2001 (Document No. 0000054381-01-500011 and Form 10-Q filed November 14, 2001
(Document No. 0000054381-01-500016. The employment agreements do not have a fixed term and generally provide for a severance payment to be made to any such officer if he or she is terminated from employment (other than for willful failure to perform proper job responsibilities or violations of law) or if he or she leaves employment for good reason (e.g., due to a diminution in job responsibilities). The change in control agreements generally provide that, for a three year period following a change in control of Kaman Corporation or, in certain cases, a subsidiary thereof, a severance payment will be made to any such officer if his or her employment ends following the change in control (unless the termination was for cause, the officer dies or becomes disabled or if he or she leaves employment without good reason). The change in control agreements do not have a fixed term.

Admiral Hardisty's consulting agreement with the Corporation has been renewed for a period of one year effective March 1, 2002 at a per diem rate of $1,000.00. A copy of such agreement is attached as Exhibit 10(f)(I).

The corporation has also entered into an agreement with Walter Kozlow retaining him as a consultant for a period of two years following his retirement from regular employment effective December 31, 2001 at an annual rate of $242,500. A copy of such agreement was attached to the corporation's Form 10-Q filed with the Securities and Exchange
Commission on August 14, 2001.

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

-----------------------------------------------------------------
                                  Number of Shares
Class of                          Beneficially Owned
Common     Name and Address       as of February 1,   Percentage
Stock      Beneficial Owner       2002                  of Class
-----------------------------------------------------------------
Class B    Charles H. Kaman          258,375(1),(2)      38.69%
           Kaman Corporation
           1332 Blue Hills Avenue
           Bloomfield, CT 06002

           Holders of Mr. Kaman's    see above
           Power of Attorney
           c/o John C. Yavis, Jr.
           Murtha Cullina LLP
           CityPlace I
           185 Asylum Street
           Hartford, CT 06105

Class B    Newgate Associates        199,802(3),(4)      29.91%
           Limited Partnership
           c/o Murtha Cullina, LLP
           CityPlace I
           185 Asylum Street
           Hartford, CT 06103

           Voting Trustees pursuant  see above
           to a Voting Trust
           Agreement, dated as of
           August 14, 2000
           c/o John C. Yavis, Jr.
           Murtha Cullina LLP
           CityPlace I
           185 Asylum Street
           Hartford, CT 06105

Class B    C. William Kaman, II       64,446(5)           9.65%
           c/o AirKaman of
             Jacksonville, Inc.
           Jacksonville International Airport
           14700 Yonge Drive
           Jacksonville, FL 32218















Class B    Robert D. Moses            51,177(6)           7.66%
           Farmington Woods
           Avon, CT 06001

(1) Excludes 1,471 shares held by Mrs. Kaman. Mr. Kaman shares beneficial ownership of these shares with the holders of a Power of Attorney, as described in note (2) below.
(2) The power to vote Mr. Kaman's shares of Class B common stock is shared through a durable power of attorney (the "Power of Attorney") with certain individuals who have the authority to vote Mr. Kaman's shares by majority vote. These individuals are: John S. Murtha, a director emeritus of the corporation and of counsel to Murtha Cullina LLP, counsel to the corporation, Robert M. Garneau, Executive Vice President and Chief Financial Officer of the corporation, Roberta C. Kaman, Mr. Kaman's wife, C. William Kaman II, Mr. Kaman's son and a director and Vice Chairman of the Board of the corporation, Steven W. Kaman, Mr. Kaman's son, and Cathleen H. Kaman-Wood, Mr. Kaman's daughter.
(3) These shares are subject to a voting trust agreement dated August 14, 2000 (the "Voting trust"), as described in note
     (4) below. Newgate shares beneficial ownership of such shares with the voting trustees of such trust, as described in note (4) below.
(4) The power to vote the shares of Newgate Associates Limited Partnership is vested in eleven voting trustees (the "Voting Trustees") under the Voting Trust, which has a term of ten
     (10) years, subject to renewal. The Voting Trustees consist of the six (6) individuals identified in footnote
     (2) above and the following five (5) individuals: T. Jack Cahill, President of Kaman Industrial Technologies Corporation, a subsidiary of the corporation, Paul R. Kuhn, Chairman, President, and Chief Executive Officer of the corporation, Huntington Hardisty and Eileen S. Kraus, directors of the corporation, and John C. Yavis, Jr., a partner in the Hartford, Connecticut law firm, Murtha
     Cullina LLP, counsel to the corporation.
(5) Excludes 4,800 shares held as trustee for the benefit of certain family members.
(6) Includes 39,696 shares held by a partnership controlled by Mr. Moses.

     (b) SECURITY OWNERSHIP OF MANAGEMENT. The following is information concerning beneficial ownership of the corporation's stock by each Director and Director Nominee of the corporation, each Executive Officer of the corporation named in the Summary Compensation Table, and all Directors and Executive Officers of the corporation as a group. Ownership is direct unless otherwise noted.

                                 Number of Shares
                    Class of     Beneficially Owned       Percentage
Name               Common Stock  as of February 1, 2002     of Class
--------------------------------------------------------------------
Brian E. Barents        Class A          2,500             *
T. Jack Cahill          Class A         90,456(1)          *
E. Reeves Callaway      Class A          2,500             *
Frank C. Carlucci       Class A          5,500(2)          *
Laney J. Chouest        Class A          4,423             *
Candace A. Clark        Class A          46,700(3)         *
                        Class B          1,042             *
John A. DiBiaggio       Class A          2,500             *
Robert M. Garneau       Class A        105,150(4)          *
                        Class B         23,236            3.48%
Huntington Hardisty     Class A         ------(5)          *
Edwin A. Huston                         TBD
C. William Kaman, II    Class A         59,888(6)          *
                        Class B         64,446(7)         9.65%
Walter R. Kozlow        Class A        116,500(8)          *
                        Class B            296             *
Paul R. Kuhn            Class A        154,163(9)          *
                        Class B          3,288             *
Eileen S. Kraus         Class A          3,304             *
Joseph H. Lubenstein    Class A         31,144(10)         *
Walter H. Monteith, Jr. Class A          2,700             *
Wanda L. Rogers         Class A          2,500             *
Robert H. Saunders, Jr. Class A         36,359(11)         *
                        Class B            720             *
Richard J. Swift                        TBD
All Directors and
Executive Officers      Class A        673,759(12)        3.12%
as a group **           Class B         93,148           13.90%

*    Less than one percent.
**   Excludes 21,900 Class A shares held by spouses of certain
     Directors and Executive Officers.











(1) Includes 40,200 shares subject to stock options exercisable or which will become exercisable within 60 days.
(2)  Includes 5,000 shares held jointly with Mrs. Carlucci.
(3) Includes 23,700 shares subject to stock options exercisable or which will become exercisable within 60 days.
(4) Includes 54,400 shares subject to stock options exercisable or which will become exercisable within 60 days.
(5)  Excludes 21,900 shares held by Mrs. Hardisty.
(6) Excludes 89,891 shares held by Mr. Kaman as Trustee, in which shares Mr. Kaman disclaims any beneficial ownership.
(7) Excludes 4,800 shares held by Mr. Kaman as Trustee in which shares Mr. Kaman disclaims any beneficial ownership.
(8) Includes 69,000 shares subject to stock options exercisable or which will become exercisable within 60 days.
(9) Includes 73,000 shares subject to stock options exercisable or which will become exercisable within 60 days.
(10) Includes 6,144 shares subject to stock options exercisable or which will become exercisable within 60 days.
(11) Includes 18,200 shares subject to stock options which will become exercisable within 60 days.
(12) Includes 284,644 shares subject to stock options which will become exercisable within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 2001, the corporation obtained legal services from the Hartford, Connecticut law firm of Murtha Cullina LLP of which Mr. John S. Murtha, is of counsel and Mr. John C. Yavis, Jr. is a partner. Mr. Murtha, a director emeritus of the corporation, is currently one of six holders of a power of attorney described in footnote (2) to the table entitled

"Security Ownership of Certain Beneficial Owners", and a voting trustee of the Voting Trust described in footnote (4) of such table. Mr. Yavis currently serves as a voting trustee of the Voting Trust and as the general partner of Newgate Associates Limited Partnership.

Also in 2000, the corporation utilized the services of K-Power, S.A., a company controlled by Mr. Ivan Humberto Iraola Pellane as a sales representative in connection with the sale of the corporation's K-MAX and SH-2 helicopters for use in Peru. Mr. Iraola Pellane is the son-in-law of Mr. Walter Kozlow, a consultant to the corporation and formerly an Executive Officer of the corporation. The corporation's agreement with K-Power, S.A. with respect to the SH-2 helicopter provided for a fee of $3,000 per month for in-country support and marketing services and also provided for a commission of 2 1/2% on any sale of the SH-2 helicopter which may ensue. To date no such sales have occurred and in 2001 such agreement was terminated. The corporation's agreement with K-Power, S.A. with respect to the K-MAX helicopter provides for a commission arrangement of 5% on such sales with an additional 1% as compensation for after market support services. In December, 2000, the corporation was awarded a contract valued at $21 million with the U.S. State Department for the sale of five K-MAX helicopters for use in Peru. As of December 31, 2001, a total of $1,208,152.31 has been paid to K-Power, S.A.

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


  (b)     REPORTS ON FORM 8-K:  Form 8-K's filed with the
          Securities and Exchange Commission on March 12, 2001 as Document No. 0000054381-01-500002; September 25,
          2001 as Document No. 0000054381-01-500014; and
          December 11, 2001 as Document No. 0000054381-01-500019.

                              SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bloomfield, State of Connecticut, on this 14th day of March, 2002.

                           KAMAN CORPORATION
                           (Registrant)

                           By Paul R. Kuhn, Chairman, President
                           and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:            Title:                             Date:
---------------------------------------------------------------

Paul R. Kuhn          Chairman, President, and   March 14, 2002
                      Chief Executive Officer
                      and Director

Robert M. Garneau     Executive Vice President    March 14, 2002
                      and Chief Financial Officer
                      (Principal Financial and
                      Accounting Officer)

Paul R. Kuhn                                      March 14, 2002
Attorney-in-Fact for:

    Brian E. Barents         Director
    E. Reeves Callaway, III  Director
    Frank C. Carlucci        Director
    Laney J. Chouest         Director
    John A. DiBiaggio        Director
    Huntington Hardisty      Director
    C. William Kaman, II     Director
    Eileen S. Kraus          Director
    Walter H. Monteith, Jr.  Director
    Wanda L. Rogers          Director

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

    Schedule V - Valuation and Qualifying Accounts

REPORT OF INDEPENDENT AUDITORS



KPMG LLP
Certified Public Accountants
One Financial Plaza
Hartford, Connecticut 06103

The Board of Directors and Shareholders
Kaman Corporation:

Under date of January 28, 2002, we reported on the consolidated balance sheets of Kaman Corporation and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001, as contained in the 2001 annual report to shareholders. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP



Hartford, Connecticut
January 28, 2002

                  KAMAN CORPORATION AND SUBSIDIARIES
              SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
                          (Dollars in Thousands)

                          YEAR ENDED DECEMBER 31, 1999
                                   Additions
                     BALANCE    CHARGED TO                     BALANCE
                     JANUARY 1, COSTS AND                      DECEMBER 31,
DESCRIPTION          1999       EXPENSES   OTHERS  DEDUCTIONS  1999
Allowance for
doubtful accounts    $4,047     $1,355     $-----   $  883(A)  $4,519
                     ======     ======     ======   ======     ======
Accumulated
amortization         $1,488     $  110     $-----   $-----     $1,598
of goodwill          ======     ======     ======   ======     ======

                          YEAR ENDED DECEMBER 31, 2000
                                   Additions
                     BALANCE    CHARGED TO                     BALANCE
                     JANUARY 1, COSTS AND                      DECEMBER 31,
DESCRIPTION          2000       EXPENSES   OTHERS  DEDUCTIONS  2000
Allowance for
doubtful accounts    $4,519     $1,490     $-----   $1,373(A)  $4,636
                     ======     ======     ======   ======     ======
Accumulated
amortization         $1,598     $  110     $-----   $-----     $1,708
of goodwill          ======     ======     ======   ======     ======

                          YEAR ENDED DECEMBER 31, 2001
                                   Additions
                     BALANCE    CHARGED TO                     BALANCE
                     JANUARY 1, COSTS AND                      DECEMBER 31,
DESCRIPTION          2001       EXPENSES   OTHERS  DEDUCTIONS  2001
Allowance for
doubtful accounts    $4,636     $  868     $277(B)  $1,842(A)  $3,939
                     ======     ======     ======   ======     ======
Accumulated
amortization         $1,708     $  109     $-----   $-----     $1,817
of goodwill          ======     ======     ======   ======     ======

(A) Write-off of bad debts, net of recoveries.
(B) Additions to allowance for doubtful accounts attributable to acquisitions.

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

 Exhibit 10a  The Kaman Corporation 1993 Stock      by reference
              Incentive Plan as amended effective
              November 18, 1997 has been filed
              as an exhibit to the Corporation's
              Form 10-K Document No. 0000054381-98-09
              filed with the Securities and
              Exchange Commission on March 16,
              1998 as amended by Document
              No. 0000054381-98-13 filed on March 27,
              1998; by Document No. 0000054381-00-500006
              filed on November, 14, 2000) and as
              an exhibit to the Corporation's
              Form 10-K Document No. 0000054381-00-500005
              filed on March 15, 2001.

Exhibit 10b   The Kaman Corporation Employees       by reference
              Stock Purchase Plan as amended
              effective November 19, 1997 has been
              filed as an exhibit to the Corporation's
              Form 10-K Document No. 0000054381-98-09
              filed with the Securities and
              Exchange Commission on March 16, 1998
              (as amended by Document No. 0000054381-98-13 on March 27, 1998) and is incorporated in this report by reference.

Exhibit 10c   Kaman Corporation Supplemental        by reference
              Employees' Retirement Plan,
              as amended

Exhibit 10d   Fifth Amendment to Kaman Corporation  attached
              Deferred Compensation Plan (As Amended
              and Restated Effective as of
              January 1, 1994).

Exhibit 10e   Kaman Corporation Cash Bonus Plan     attached
              (Amended and Restated Effective as
              of January 1, 2002) and First
              Amendment thereto.

Exhibit 10f   Employment Agreements and Change in   by reference
              Control Agreements with certain
              executive officers have been filed
              as exhibits to the following
              filings by the corporation with the
              Securities and Exchange Commission:
              Form 10-Q (Document No. 54381-99-14)
              filed November 12, 1999; Form 10-K
              (Document No. 54381-00-03) filed
              March 21, 2000; Form 10-Q
              (Document No. 54381-00-500006)
              Filed November 14, 2000; and Form 10-Q
              (Document No. 54381-01-500015) filed
              November 14, 2001.

Exhibit 10f(I) Agreement between Kaman Aerospace   attached
               Corporation and Huntington
               Hardisty effective March 1, 2002.

Exhibit 10g    Notice of change of control          by reference
               filed as Exhibit 99 to the
               corporation's Form 8-K dated
               August 16, 2000 as Document
               No. 54381-00-000010.

Exhibit 11     Statement regarding computation      attached
               of per share earnings.

Exhibit 13     Portions of the Corporation's        attached
               2001 Annual Report to
               Shareholders as required by
               Item 8.

Exhibit 21     Subsidiaries.                        attached

Exhibit 23     Consent of Independent Auditors.     attached


Exhibit 24     Power of attorney under which        attached
               this report has been signed on
               behalf of certain directors.