Form 10-Q
period 2002-03-31
KAMAN CORP
filed 2002-05-14
CIK 54381

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
--- SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
    ENDED March 31, 2002.
          --------------
    OR

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

                           Yes x   No
                              ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 1, 2002:

                         Class A Common   21,731,015
                         Class B Common      667,814





                            Page 1 of 19 Pages

                      KAMAN CORPORATION AND SUBSIDIARIES
                       PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
             Condensed Consolidated Balance Sheets(In thousands)

            Assets                 March 31, 2002     December 31, 2001
            ------               ------------------  ------------------
Current assets:
  Cash and cash equivalents                $  7,608            $ 30,834
  Accounts receivable (net of
    allowance for doubtful
    accounts of $4,353 in
    2002, $3,939 in 2001)                   209,841             186,798
  Inventories:
    Contracts and other
      work in process              65,056              65,676
    Finished goods                 44,846              45,315
    Merchandise for resale         83,747   193,649    86,409   197,400
                                  -------             -------
  Other current assets                       27,926              27,619
                                           --------             -------
    Total current assets                    439,024             442,651

Property, plant & equip., at cost 175,204             173,900
  Less accumulated depreciation
    and amortization              115,368             113,131
                                  -------             -------
  Net property, plant & equipment            59,836              60,769

Other assets                                 19,239              18,526
                                           --------            --------
                                           $518,099            $521,946
                                           ========            ========

             Liabilities and Shareholders' Equity
             ------------------------------------
Current liabilities:
  Notes payable                            $  4,364            $  4,038
  Accounts payable                           45,274              52,044
  Accrued liabilities                        26,759              25,332
  Advances on contracts                      32,850              30,781
  Other current liabilities                  22,294              29,065
  Income taxes payable                        2,296                   -
                                           --------             -------
    Total current liabilities               133,837             141,260

Long-term debt, excl. current portion        21,566              23,226
Other long-term liabilities                  25,593              23,879
Shareholders' equity                        337,103             333,581
                                           --------            --------
                                           $518,099            $521,946
                                           ========            ========

                    KAMAN CORPORATION AND SUBSIDIARIES
                PART I - FINANCIAL INFORMATION, Continued

Item 1. Financial Statements, Continued:

           Condensed Consolidated Statements of Operations
              (In thousands except per share amounts)

                                           For the Three Months
                                              Ended March 31,
                                           --------------------
                                              2002        2001
                                              ----        ----
Revenues                                   $223,363     $244,692

Costs and expenses:
   Cost of sales                            162,683      182,692
   Selling, general and
     administrative expense                  51,407       49,047
   Interest (income)/expense, net               446          (26)
   Other (income)/expense, net                  216         (487)
                                           --------     --------
                                            214,752      231,226
                                           --------     --------

Earnings before income taxes                  8,611       13,466

Income taxes                                  3,270        4,725
                                           --------     --------
Net earnings                               $  5,341     $  8,741
                                           ========     ========

Net earnings per share:
   Basic                                   $    .24     $    .39
   Diluted                                 $    .24     $    .38
                                           ========     ========


Dividends declared per share               $    .11     $    .11
                                           ========     ========









                          KAMAN CORPORATION AND SUBSIDIARIES
                      PART I - FINANCIAL INFORMATION, Continued

Item 1. Financial Statements, Continued:
                  Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                    For the Three Months
                                                        Ended March 31,
                                                    --------------------
                                                       2002       2001
                                                    ---------   --------
Cash flows from operating activities:
  Net earnings                                       $  5,341    $ 8,741
  Depreciation and amortization                         2,760      2,815
  Net gain on sale of assets                                -       (630)
  Other, net                                              896       (172)
  Changes in current assets and liabilities,
   excluding effects of acquisition:
    Accounts receivable                               (21,565)    (3,823)
    Inventory                                           5,166      6,007
    Accounts payable                                   (7,849)   (10,002)
    Advances on contracts                               2,069     (6,657)
    Income taxes payable                                2,296        579
    Changes in other current assets and liabilities    (5,779)    (5,913)
                                                     --------   --------
    Cash provided by (used in) operating
      activities                                      (16,665)    (9,055)
                                                     --------   --------
Cash flows from investing activities:
  Proceeds from sale of assets                              -      1,124
  Expenditures for property, plant & equipment         (1,361)    (1,040)
  Acquisition of business, less cash acquired          (1,724)         -
  Other, net                                              (41)       (55)
                                                     --------   --------
    Cash provided by (used in) investing
      activities                                       (3,126)        29
                                                     --------   --------
Cash flows from financing activities:
  Changes to notes payable                                238        (51)
  Reductions to long-term debt                         (1,660)    (1,660)
  Dividends paid                                       (2,451)    (2,447)
  Proceeds from sale of stock                             438        371
                                                     --------   --------
    Cash provided by (used in) financing
      activities                                       (3,435)    (3,787)
                                                     --------   --------
Net increase (decrease) in cash and cash equivalents  (23,226)   (12,813)

Cash and cash equivalents at beginning of period       30,834     48,157
                                                     --------   --------
Cash and cash equivalents at end of period           $  7,608   $ 35,344
                                                     ========   ========

               KAMAN CORPORATION AND SUBSIDIARIES
           PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:

       Notes to Condensed Consolidated Financial Statements
                         (In thousands)

Basis of Presentation
----------------------

The December 31, 2001 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of Kaman Corporation and subsidiaries.

In the opinion of management, the balance of the condensed financial information reflects all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented and are of a normal recurring nature, unless otherwise disclosed in this report.

The statements should be read in conjunction with the notes to the consolidated financial statements included in Kaman
Corporation's 2001 Annual Report.


Cash Flow Items
---------------

Cash payments for interest were $911 and $964 for the three months ended March 31, 2002 and 2001, respectively. Cash payments for income taxes for the comparable periods were $236 and $3,856, respectively.


Comprehensive Income
--------------------

Comprehensive income was $5,347 and $8,604 for the three months ended March 31, 2002 and 2001, respectively, as the result of foreign currency translation adjustments.

                 KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:

            Notes to Condensed Consolidated Financial Statements
                             (In thousands)

Shareholders' Equity
--------------------

Changes in shareholders' equity were as follows:

  Balance, January 1, 2002                          $333,581

     Net earnings                                      5,341
     Foreign currency translation adjustment               6
                                                    --------
       Comprehensive income                            5,347

     Dividends declared                               (2,461)

     Employee stock plans                                636
                                                    --------
  Balance, March 31, 2002                           $337,103
                                                    ========

Recent Accounting Standards
---------------------------

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Effective July 1, 2001, the corporation adopted the provisions of SFAS 142 applicable to business combinations completed after June 30, 2001. The remaining provisions of SFAS 142, relating to business combinations completed prior to June 30, 2001, became effective January 1, 2002 and were adopted by the corporation at that time. The corporation's adoption of the remaining provisions of SFAS 142 did not have a material impact on its consolidated results of operations or financial position.

Effective January 1, 2002, the corporation adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. The provisions of the statement are generally applied prospectively. The corporation's adoption of SFAS 144 did not have a material impact on its consolidated results of operations or financial position.

                 KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:

            Notes to Condensed Consolidated Financial Statements
                    (In thousands except share amounts)

Business Segments
-----------------
Summarized financial information by business segment is as follows:

                                            For the Three Months
                                               Ended March 31,
                                         -------------------------
                                            2002            2001
                                         ---------       ---------
Net sales:
  Aerospace                               $ 75,601        $ 92,158
  Industrial Distribution                  117,441         123,071
  Music Distribution                        30,051          29,260
                                          --------        --------
                                          $223,093        $244,489
                                          ========        ========
Operating profit:
  Aerospace                               $  9,150        $ 10,189
  Industrial Distribution                    2,593           5,078
  Music Distribution                         1,355           1,319
                                          --------        --------
                                            13,098          16,586

  Interest, corporate and
    other expense, net                      (4,487)         (3,120)
                                          --------        --------
  Earnings before income taxes            $  8,611        $ 13,466
                                          ========        ========


                                          March 31,     December 31,
                                            2002            2001
                                          --------        --------
Identifiable assets:
  Aerospace                               $307,965        $302,076
  Industrial Distribution                  144,617         134,974
  Music Distribution                        42,566          45,783
  Corporate                                 22,951          39,113
                                          --------        --------
                                          $518,099        $521,946
                                          ========        ========

                       KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Results of Operations
---------------------
Consolidated revenues for the three months ended March 31, 2002 were $223.4 million compared to $244.7 million for the same period of 2001, in line with management's expectations.

Aerospace segment net sales were $75.6 million for the first quarter of 2002 compared to $92.2 million the previous year, primarily due to a decline in helicopter sales. The Aerospace segment's programs include helicopter manufacturing along with spare parts and support; aerostructure and helicopter subcontract work as well as manufacture of components such as self-lubricating bearings and driveline couplings for aircraft applications; and advanced technology products.

The corporation's helicopter programs include the SH-2G multi-mission maritime helicopter and the K-MAX medium-to-heavy external lift helicopter. Together these programs currently constitute about 33 percent of Aerospace segment sales, which is down from 52 percent a year ago, reflecting the tapering off in revenues from the SH-2G programs for Australia and New Zealand as those programs mature, and the absence of K-MAX sales.

The SH-2G helicopter represents virtually all of the Aerospace segment's helicopter program sales and generally consists of retrofit of the corporation's SH-2F helicopters to the SH-2G configuration or refurbishment of existing SH-2G helicopters.
The SH-2, including its F and G configurations, was originally manufactured for the U.S. Navy. The SH-2G aircraft is currently operational with the Egyptian Air Force and the corporation is performing retrofit work under commercial contracts with the governments of Australia and New Zealand.

The program for New Zealand involves five (5) aircraft, and support, for the Royal New Zealand Navy. The contract has an anticipated value of about $186 million (US), of which about 95% has now been recorded as revenue. The corporation has shipped four SH-2G(NZ) helicopters to New Zealand and is working with the government toward final acceptance of these aircraft, which is expected in the second quarter. The fifth aircraft, which represents the exercise of an option under the contract, is currently scheduled for delivery before the end of 2002.

The program for Australia involves eleven (11) helicopters with support, including a support services facility, for the Royal
Australian Navy.  The total contract has an anticipated value of

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

about $700 million (US). The helicopter production portion of the work is valued at $580 million, of which about 87% has now been recorded as revenue.

Eight SH-2G(A) aircraft have been shipped to Australia. These aircraft lack the full Integrated Tactical Avionics System ("ITAS") software because the corporation has been required to select new subcontractors to complete ITAS software development as a result of a contract dispute settlement with the original software supplier. One result of the negotiation process with the new subcontractors is that Kaman now has responsibility for aircraft integration testing (previously a subcontracted task). This, together with the time frame for the new subcontractors' development of the full ITAS software, indicates that there will be a longer delay than previously anticipated in delivery of the full ITAS software to Australia. Work with the new subcontractors is proceeding and the corporation continues its discussions with Royal Australian Navy officials to develop an acceptable plan for completion of aircraft deliveries with the full ITAS software, which plan is expected to include phased acceptance of the aircraft. When equipped with the full ITAS, the SH-2G(A) helicopter will have the most sophisticated, integrated cockpit and weapons system available in an intermediate weight helicopter.

In February, the corporation received an initial contract from the U.S. Navy for preliminary work leading to reactivation of four surplus U.S. Navy SH-2G aircraft for the Polish Navy. Negotiations for additional follow-on work, including refurbishment of the aircraft and future training and support, are in process. When in service, the aircraft will operate aboard two Polish Navy frigates performing surface surveillance, anti-submarine warfare and utility missions.

Also, discussions are continuing with the Egyptian government concerning a requirement for up to six search and rescue helicopters; it is not expected that a winner of the contract award will be announced before the fourth quarter of this year. The Egyptian Air Force currently operates 10 SH-2G aircraft, primarily in anti-submarine warfare and utility roles.

The corporation is actively pursuing other opportunities for the SH-2G helicopter in the international defense market. Management believes that the aircraft is in a good competitive position to meet the specialized needs of navies around the world that operate smaller ships for which the SH-2G is ideally sized, while also recognizing that this market is highly competitive and influenced by economic and political conditions.

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

The corporation also maintains a consignment of the U.S. Navy's inventory of SH-2 spare parts under a multi-year agreement that provides the ability to utilize certain inventory for support of the corporation's SH-2G programs.

The K-MAX helicopter program, which began in 1994 and for which the corporation maintains a substantial inventory, has experienced significant market difficulties in the past several years. There have been no sales of this helicopter since the first quarter of 2001. While the corporation continues to pursue global market opportunities in industry and government, those efforts have so far met with limited success. Following a market evaluation of the program that began in 2001 and was recently completed, management currently plans to pursue both a sale and short-term lease program for existing K-MAX aircraft inventory and produce additional aircraft only upon order by a customer.

The Aerospace segment also performs aerostructure and helicopter subcontract work for a variety of aerospace manufacturing programs as well as manufacture of proprietary self-lubricating bearings. This work currently constitutes about 46% of Aerospace segment sales, compared to about 35% a year ago.

Aerostructures subcontract work involves commercial and military aircraft programs. Current programs include production of various structures for virtually all Boeing commercial aircraft and major structural assemblies for the C-17 military transport. This portion of the segment's work is being affected somewhat by lower commercial aircraft production rates, which is expected to continue through 2003. Even so, in April of 2002, the corporation received a new contract from Boeing related to the production and fabrication of an additional group of subassemblies that will become part of aircraft fuselages, wings and tail structures for Boeing 747, 757, 767 and 777 families of commercial airplanes. Under this new contract, the Aerospace segment will receive and assemble parts from other suppliers and ship higher-level assemblies to Boeing.

Helicopter subcontract work involves commercial helicopter programs. Current work includes the production of fuselages and rotor systems for various MD-Helicopters, Inc. programs that are now projected to run at a significantly lower sales rate than had originally been anticipated.

The segment's proprietary self-lubricating bearings are used in aircraft flight controls, turbine engines and landing gear as well as driveline couplings for helicopters. This business was affected during the first quarter by an anticipated drop off in

                       KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

commercial and regional aircraft manufacturing, however, this was offset to some degree by increases in commercial aftermarket and military programs.

Management considers the aircraft structures and components operations to be a growth business and has placed strategic emphasis on building revenues in this area, both internally and by acquisition. For example, in December 2001 the corporation acquired Plastic Fabricating Company, Inc., a Wichita, Kansas manufacturer of composite parts and assemblies for aerospace applications. This acquisition provides the segment with a presence in one of the largest aerospace manufacturing areas in the United States and complements its existing composites and metal bonding operations.

The Aerospace segment also produces advanced technology products, which accounted for approximately 21% of Aerospace segment revenues in the first quarter of 2002 compared to about 13% for the same period last year. Products include safe, arm and fuzing devices for several missile programs; high reliability memory systems for airborne, shipboard, and ground-based programs; precision non-contact measuring systems for industrial and scientific use; and high-power permanent magnet motors used commercially in the oil service and transportation industries and for military uses. During the first quarter, this operation saw increased sales activity due in part to increased defense spending. In April of 2002, the corporation sold its microwave products line to Meggitt Safety Systems, Inc.. That product line was associated with the former Kaman Sciences Corp. subsidiary which was sold in 1997 to ITT Industries and was no longer core to the segment's advanced technology business. Microwave product sales were about $7.5 million for the year 2001.

Industrial Distribution segment net sales were $117.4 million for the first quarter of 2002, compared to $123.1 million for the same period last year, reflecting the poor manufacturing environment. Since the segment's customers include nearly every sector of U.S. industry, this business is influenced by industrial production levels and has been adversely affected by the conditions in the manufacturing sector that have continued for more than a year. If recent key economic indicators suggesting that the manufacturing sector may be starting to rebound are correct, management believes that this segment will

                     KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

be in a good position to benefit, although historically the industrial distribution industry tends to experience recovery several months after the upturn actually begins. The corporation had taken steps to implement workforce adjustments and control costs in late 2000 and as economic conditions worsened in 2001, the corporation implemented further reductions and efficiencies. These efforts have helped the segment to remain profitable despite lower sales.

The Industrial Distribution segment's first quarter results include A-C Supply of Milwaukee, Wisconsin, which was acquired in
September 2001.   During the first quarter, the corporation also
acquired a 60% interest in Delamac de Mexico S.A. de C.V., a leading Mexican distributor of industrial products headquartered in Mexico City. Delamac, which had sales of about $7.0 million in 2001, supplies power transmission, bearings and fluid power products. These acquisitions expand the segment's presence into new geographical areas and improve its ability to serve national account customers. These acquisitions also represent incremental steps in the corporation's overall strategy of building the value of its businesses through acquisitions and internal growth.

Music Distribution segment net sales were $30.1 million for the first quarter of 2002 compared to $29.3 million the previous year. The segment performed well during the quarter, driven by North American sales as dealers replenished their inventories following the better than expected 2001 Christmas season.

In the second quarter of this year, it is anticipated that the Music segment will begin distributing Sabian cymbals and percussion accessories in the United States. Management considers this to be a strong addition to its percussion product lines. In addition, this segment is now in the second year of its exclusive distribution and sales license with Fred Gretsch
Enterprises and has successfully launched the high quality
Gretsch drum kit lines in domestic and foreign markets.

For the quarter ended March 31, 2002, the corporation's segments, in total, had operating profit of $13.1 million compared to $16.6 million for the first quarter of 2001 due principally to weakness in the nation's manufacturing base which has adversely impacted the industrial distribution segment. Net earnings in the first quarter of 2001 included a gain of $0.7 million from the sale of a facility and net interest income.

                    KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

Operating profit for the Aerospace segment was $9.1 million for the first quarter of 2002, compared to $10.2 million the previous year. The decrease is not proportional to the decrease in Aerospace segment revenues largely due to some profit deterioration in the New Zealand SH-2G program recognized during the first quarter of 2001 and the low profit margin associated with K-MAX helicopter sales during the first quarter of 2001. Operating profit for the Industrial Distribution segment was $2.6 million for the first quarter, compared to $5.1 million in the 2001 quarter, due to lower sales and conditions in the manufacturing environment. Operating profit for the Music Distribution segment was $1.4 million for the first quarter of 2002, compared to $1.3 million in the 2001 quarter; cost reductions have assisted this segment's profitability.

The consolidated effective income tax rate was 38.0% for the first quarter of 2002 compared to 35.1% for the same quarter of 2001.

Net earnings for the first quarter of 2002 were 24 cents per share on a diluted basis compared to 38 cents per share diluted a year ago.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Effective July 1, 2001, the corporation adopted the provisions of SFAS 142 applicable to business combinations completed after June 30, 2001. The remaining provisions of SFAS 142, relating to business combinations completed prior to June 30, 2001, became effective January 1, 2002 and were adopted by the corporation at that time. The corporation's adoption of the remaining provisions of SFAS 142 did not have a material impact on its consolidated results of operations or financial position.

Effective January 1, 2002, the corporation adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. The provisions of the statement are generally applied prospectively. The corporation's adoption of SFAS 144 did not have a material impact on its consolidated results of operations or financial position.

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

                    KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

During the first quarter of 2002, operating activities used $16.7 million in cash, as anticipated, as accounts receivable increased in the Aerospace and Industrial Distribution segments. Aerospace accounts receivable increased principally as a result of the Australian SH-2G helicopter program, while Industrial Distribution receivables were higher as a result of increased sales over the traditionally weaker fourth quarter of the prior year. Accounts payable also decreased during the first quarter of 2002, principally in the Aerospace segment. This was offset to some degree by a decrease in inventories in each of the business segments.

During the quarter, cash was used in investing activities for the acquisition of a 60% ownership interest in the stock of Delamac de Mexico S.A. de C.V. and for the purchase of items such as machinery and computer equipment. Cash used by financing activities was primarily attributable to the payment of dividends to shareholders and to a lesser degree the sinking fund requirement for the corporation's debentures (described below).

At March 31, 2002, the corporation had $23.2 million of its 6% convertible subordinated debentures outstanding. The debentures are convertible into shares of Class A common stock at any time on or before March 15, 2012 at a conversion price of $23.36 per share, generally at the option of the holder. Pursuant to a sinking fund requirement that began March 15, 1997, the corporation redeems approximately $1.7 million of the outstanding principal of the debentures each year.

In November, 2000, the corporation's board of directors approved a replenishment of the corporation's stock repurchase program, providing for repurchase of an aggregate of 1.4 million Class A common shares for use in administration of the corporation's stock plans and for general corporate purposes. No shares were purchased during the first quarter of 2002. As of March 31, 2002, a total of almost 212,000 shares have been repurchased under the program.

The corporation maintains a revolving credit agreement involving a group of financial institutions. The agreement has a maximum unsecured line of credit of $225 million which consists of a $150 million commitment for 5 years, which expires in 2005, and a $75 million commitment under a "364 day" arrangement which is renewable annually for an additional 364 days, upon the consent of the banks. The $75 million commitment was so renewed in November, 2001. The most restrictive of the covenants contained in the new agreement requires the corporation to have EBITDA, as defined, at least equal to 300% of net interest expense and a

                    KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

ratio of consolidated total indebtedness to total capitalization of not more than 55%.

Letters of credit are generally considered borrowings for purposes of the revolving credit agreement. A total of $50.4 million in letters of credit are currently outstanding under the agreement, most of which is related to the Australia SH-2G program. Reductions to the Australia letters of credit are anticipated as agreed upon performance milestones are reached and as the corporation and the Australian government agree upon a process for completion of delivery of the SH-2G(A) aircraft with the full ITAS software.

Total average bank borrowings were $3.4 million and $2.1 million for the three months ended March 31, 2002 and 2001, respectively.

Management believes that the corporation's cash flow from operations and available unused bank lines of credit under its revolving credit agreement will be sufficient to finance its working capital and other recurring capital requirements for the foreseeable future.

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

There has been no significant change in the corporation's exposure to these market risk factors during the first quarter of 2002. Management believes that any near-term change in the market risk factors described above should not materially affect the consolidated financial position, results of operations or cash flows of the corporation.

                 KAMAN CORPORATION AND SUBSIDIARIES
                     PART II - OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders

The annual meeting of the shareholders of the Corporation was held at the offices of the Corporation on April 16, 2002.
Following is a brief description of each matter voted upon at the meeting:


1.   Election of Directors
     ---------------------

The following thirteen (13) individuals were elected directors of the Corporation to serve until the next annual meeting and until their successors have been elected:

Brian E. Barents   E. Reeves Callaway III    Frank C. Carlucci
Laney J. Chouest   John A. DiBiaggio         Huntington Hardisty
Edwin A. Huston    C. William Kaman II       Eileen S. Kraus
Paul R. Kuhn       Walter H. Monteith, Jr.   Wanda Lee Rogers
Richard J. Swift

For each director, the Class B shareholders voted 587,589 shares in favor, 10,393 against, with no abstentions and no broker non-votes.


2.   Appointment of KPMG LLP
     -----------------------

A proposal to appoint KPMG LLP as the Corporation's auditors during the ensuing year was adopted by the Class B shareholders who voted 597,950 in favor, 32 against, with no abstentions and no broker non-votes.

                  KAMAN CORPORATION AND SUBSIDIARIES
                     PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

        (a) Exhibits to Form 10-Q:

            (11)  Earnings per share computation

        (b) Report on Form 8-K filed in the first quarter of 2002:

            (1) A report on Form 8-K was filed on March 14, 2002, reporting the acquisition of a majority ownership interest in Delamac de Mexico S.A. de C.V., a Mexican distributor of industrial parts headquartered in Mexico City.

            (2) A report on Form 8-K was filed on March 22, 2002, reporting the Company's agreement to sell its microwave products line to Meggitt Safety Systems, Inc., a subsidiary of Meggitt PLC of Great Britain.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    KAMAN CORPORATION
                                    Registrant



Date:    May 14, 2002               By: /s/ Paul R. Kuhn
                                    -----------------------------
                                    Paul R. Kuhn
                                    Chairman, President and
                                    Chief Executive Officer
                                    (Duly Authorized Officer)



Date:    May 14, 2002               By: /s/ Robert M. Garneau
                                    -----------------------------
                                    Robert M. Garneau
                                    Executive Vice President and
                                    Chief Financial Officer

                   KAMAN CORPORATION AND SUBSIDIARIES

                           Index to Exhibits







Exhibit 11      Earnings Per Share Computation         Attached