Form 10-Q
period 2002-06-30
KAMAN CORP
filed 2002-08-14
CIK 54381

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
--- SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
    ENDED June 30, 2002.
          --------------
    OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
--- SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM              TO
    ---------------  --------------

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

                           Yes x   No
                              ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2002:

                         Class A Common   21,773,524
                         Class B Common      667,814





                            Page 1 of 27 Pages

                      KAMAN CORPORATION AND SUBSIDIARIES
                       PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
             Condensed Consolidated Balance Sheets(In thousands)


       Assets                      June 30, 2002     December 31, 2001
       ------                    ------------------  -------------------
Current assets:
  Cash and cash equivalents                $ 13,213             $ 30,834
  Accounts receivable (net of
    allowance for doubtful
    accounts of $3,909 in
    2002, $3,939 in 2001)                   200,365              186,798
  Inventories:
    Contracts and other
      work in process            $ 49,208               65,676
    Finished goods                  6,697               45,315
    Merchandise for resale         86,817   142,722     86,409   197,400
                                  -------              -------
  Income taxes receivable                     7,118                  342
  Deferred income taxes                      36,500               16,938
  Other current assets                       11,245               10,339
                                            -------              -------
    Total current assets                    411,163              442,651
Property, plant & equip., at cost 153,728              173,900
  Less accumulated depreciation
    and amortization               95,530              113,131
                                  -------              -------
  Net property, plant & equipment            58,198               60,769
Goodwill                                     12,874               12,165
Other assets                                  6,170                6,361
                                            -------              -------
                                           $488,405             $521,946
                                            =======              =======
      Liabilities and Shareholders' Equity
      ------------------------------------
Current liabilities:
  Notes payable                            $  4,310             $  4,038
  Accounts payable                           45,966               52,044
  Accrued contract loss                      18,495                    -
  Accrued restructuring costs                 8,290                    -
  Other accrued liabilities                  27,747               25,332
  Advances on contracts                      30,169               30,781
  Other current liabilities                  20,868               29,065
                                            -------              -------
    Total current liabilities               155,845              141,260
Long-term debt, excl. current portion        21,566               23,226
Other long-term liabilities                  25,959               23,879
Shareholders' equity                        285,035              333,581
                                            -------              -------
                                           $488,405             $521,946
                                            =======              =======


                    KAMAN CORPORATION AND SUBSIDIARIES
                PART I - FINANCIAL INFORMATION, Continued

Item 1. Financial Statements, Continued:

           Condensed Consolidated Statements of Operations
              (In thousands except per share amounts)



                              For the Three Months   For the Six Months
                                 Ended June 30,         Ended June 30,
                              ---------------------  --------------------
                                 2002        2001       2002       2001
                                 ----        ----       ----       ----
Revenues                       $209,378    $194,641   $432,741   $439,333

Costs and expenses:
  Cost of sales*                228,800     167,865    391,483    350,557
  Selling, general and
   administrative expense        50,083      47,272    101,490     96,319
  Restructuring costs**           8,290           -      8,290          -
  Interest (income)/expense, net    421          18        867         (8)
  Other (income)/expense, net    (1,280)     (2,044)    (1,064)    (2,531)
                               --------    --------   --------   --------
                                286,314     213,111    501,066    444,337
                               --------    --------   --------   --------

Earnings (loss)before
  income taxes                  (76,936)    (18,470)   (68,325)    (5,004)

Income taxes (benefit)          (26,570)     (5,975)   (23,300)    (1,250)
                               --------    --------   --------   --------
Net earnings (loss)            $(50,366)   $(12,495)  $(45,025)  $ (3,754)
                               ========    ========   ========   ========

Net earnings (loss)per share:
   Basic                       $  (2.25)   $   (.56)  $  (2.01)  $   (.17)
   Diluted***                  $  (2.25)   $   (.56)  $  (2.01)  $   (.17)
                               ========    ========   ========   ========


Dividends declared per share   $    .11    $    .11   $    .22   $    .22
                               ========    ========   ========   ========

* Cost of sales for 2002 includes the write-off of K-MAX assets of $50,000 and Moosup facility assets of $2,679 and are associated with the charge taken in the Aerospace segment.
**Restructuring costs relate to the closure of the Moosup facility in 2003 and are associated with the charge taken in the Aerospace segment.
***The calculated diluted per share amounts for 2002 and 2001 are anti-dilutive, therefore, amounts shown are equal to the basic per share calculation.


                          KAMAN CORPORATION AND SUBSIDIARIES
                      PART I - FINANCIAL INFORMATION, Continued
Item 1. Financial Statements, Continued:
                  Condensed Consolidated Statements of Cash Flows
                                 (In thousands)


                                                    For the Six Months
                                                        Ended June 30,
                                                    --------------------
                                                       2002       2001
                                                      -------    -------
Cash flows from operating activities:
  Net earnings (loss)                                $(45,025)  $ (3,754)
  Depreciation and amortization                         5,698      5,654
  Net gain on sale of product line and other assets    (1,904)    (2,640)
  Restructuring costs                                   8,290          -
  Non-cash write-down of assets                        52,679          -
  Deferred income taxes                               (19,596)         -
  Other, net                                            1,753        585
  Changes in current assets and liabilities,
   excluding effects of acquisition/divestiture:
    Accounts receivable                               (13,300)    26,043
    Inventory                                             (55)     5,480
    Income taxes receivable                            (6,776)   (14,896)
    Accounts payable - trade                           (7,034)   (13,893)
    Accrued contract loss                              18,495          -
    Advances on contracts                                (612)    (6,201)
    Changes in other current assets and liabilities    (7,751)      (834)
                                                      -------    -------
    Cash provided by (used in) operating activities   (15,138)    (4,456)
                                                      -------    -------
Cash flows from investing activities:
  Proceeds from sale of product line and other assets   7,500      4,038
  Expenditures for property, plant & equipment         (2,752)    (2,991)
  Acquisition of business, less cash acquired          (1,724)         -
  Other, net                                               62       (44)
                                                      -------    -------
    Cash provided by (used in) investing activities     3,086      1,003
                                                      -------    -------
Cash flows from financing activities:
  Changes to notes payable                                184        172
  Reductions to long-term debt                         (1,660)    (1,660)
  Dividends paid                                       (4,913)    (4,906)
  Proceeds from exercise of employee stock plans          820        747
                                                      -------    -------
    Cash provided by (used in) financing activities    (5,569)    (5,647)
                                                      -------    -------
Net increase (decrease) in cash and cash equivalents  (17,621)    (9,100)

Cash and cash equivalents at beginning of period       30,834     48,157
                                                      -------    -------
Cash and cash equivalents at end of period           $ 13,213   $ 39,057
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


Restructuring Costs
--------------------

The Corporation's Aerospace segment recorded pre-tax restructuring costs of $8,290 in the second quarter of 2002 for the cost of phasing out the company's aircraft manufacturing plant in Moosup, Connecticut in 2003. The charges represent severance costs of $3,290 at the Moosup and Bloomfield, Conn. locations of approximately 409 employees and the cost of closing the facility of $5,000. An additional $8,300 of ongoing pre-tax costs are expected to be incurred in the second half of 2002 and later periods, mostly in 2003, for moving machinery to other company facilities and for recertifying products and processes

Asset Write-Downs/Write-Offs
----------------------------

During the second quarter of 2002, as a result of management's current evaluation of the K-MAX program, the Aerospace segment wrote-down its K-MAX helicopter program assets, including
$46,665 for inventories and $3,335 for fixed assets. In addition, the segment wrote-off Moosup facility assets of $2,679, as a result of the previously described facility closure. These charges are included in cost of sales for 2002.

                  KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:
            Notes to Condensed Consolidated Financial Statements
                             (In thousands)

Restructuring Costs and Asset Write-Downs/Write-Offs
----------------------------------------------------
The following table displays the activity and balances of these pre-tax charges as of June 30, 2002:



                                           Deductions
                                           ----------
                              Total      Cash     Non-Cash     Balance at
                              Charge   Payments   Charges    June 30, 2002
                              ------   --------   --------   -------------
Restructuring costs
-------------------
  Employee termination
    benefits                  $ 3,290  $     -    $     -       $ 3,290
  Facility closings             5,000        -          -         5,000
                               ------   ------     ------        ------
    Total restructuring costs   8,290        -          -         8,290
                               ------   ------     ------        ------
Asset write-downs/write-offs
----------------------------
  Inventory                    46,665        -     46,665             -
  Fixed assets                  6,014        -      6,014             -
                               ------   ------     ------        ------
    Total asset write-downs    52,679        -     52,679             -
                               ------   ------     ------        ------
       Total                  $60,969  $     -    $52,679       $ 8,290
                               ======   ======     ======        ======



Accrued Contract Loss
---------------------
During the second quarter of 2002, the Corporation's Aerospace segment recorded a pre-tax charge of $25,000 for estimated cost growth on the Australia SH-2G(A) helicopter program, which has put the contract in a loss position. Accordingly, the Company has eliminated the $6,505 profit element of previously recorded sales and has recognized pre-tax loss accruals of $18,495 for anticipated cost growth associated with completion of the aircraft, final integration and testing of the aircraft's advanced Integrated Tactical Avionic System (ITAS) software.
In the second quarter of 2001, the Aerospace segment recorded a sales and pre-tax earnings adjustment of $31,181, substantially all of which was associated with a change in estimated costs to complete the SH-2G(A) helicopter program.

                 KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:

            Notes to Condensed Consolidated Financial Statements
                    (In thousands except share amounts)


Amendment to Revolving Credit Agreement
---------------------------------------

During the second quarter of 2002, the Corporation's Revolving
Credit Agreement was amended to exclude the non-cash portion of the 2002 second quarter charges, up to $52,500, from the financial covenant calculations under the Agreement.


Net Gain on Sale of Product Line and Other Assets
-------------------------------------------------

Included in "Other (income)/expense, net" for the 2002 second quarter and six month results is a pre-tax $1,928 gain from the sale of the Company's microwave products line. The 2001 second quarter and six months results included gains from the sale of facilities of $677 in the first quarter and an additional $2,002 in the second quarter.



Cash Flow Items
---------------

Cash payments for interest were $1,086 and $1,135 for the six months ended June 30, 2002 and 2001, respectively. Cash payments for income taxes for the comparable periods were $2,428 and $13,281, respectively.



Comprehensive Income/(Loss)
---------------------------

Comprehensive income (loss) was $(44,955) and $(3,794) for the six months ended June 30, 2002 and 2001, respectively. Comprehensive income (loss) was $(50,302) and $(12,398) for the three months ended June 30, 2002 and 2001, respectively. The changes to net earnings (loss)used to determine comprehensive income (loss) are foreign currency translation adjustments.

                 KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:

            Notes to Condensed Consolidated Financial Statements
                    (In thousands except share amounts)

Shareholders' Equity
--------------------
Changes in shareholders' equity were as follows:

  Balance, January 1, 2002                          $333,581

     Net earnings (loss)                             (45,025)
     Foreign currency translation adjustment              70
                                                    --------
       Comprehensive income/(loss)                   (44,955)

     Dividends declared                               (4,929)

     Employee stock plans                              1,338
                                                    --------
  Balance, June 30, 2002                            $285,035
                                                    ========


Recent Accounting Standards
---------------------------

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective for the Corporation on January 1, 2003. The Corporation is currently reviewing the provisions of SFAS No. 146 to determine the standard's impact upon adoption.


Subsequent Events
-----------------

On July 1, 2002, the Corporation completed its acquisition of Dayron, a weapons fuze manufacturer, located in Orlando, Florida
In late July, the Corporation acquired RWG Frankenjura-Industrie Flugwerklager GmbH (RWG), a German aerospace bearing manufacturer. The Corporation used approximately $32,200 for these acquisitions.

                 KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:

            Notes to Condensed Consolidated Financial Statements
                    (In thousands except share amounts)

Business Segments
-----------------
Summarized financial information by business segment is as follows:



                              For the Three Months   For the Six Months
                                 Ended June 30,        Ended June 30
                              --------------------   ------------------
                                 2002      2001        2002      2001
                                 ----      ----        ----      ----
Net sales:
  Aerospace                    $ 60,426  $ 54,554    $136,027  $146,712
  Industrial Distribution       121,034   113,033     238,475   236,104
  Music Distribution             27,681    26,751      57,732    56,011
                                -------   -------     -------   -------
                               $209,141  $194,338    $432,234  $438,827
                               ========  ========    ========  ========
Operating profit (loss):
  Aerospace                    $(78,024) $(20,929)   $(68,874) $(10,740)
  Industrial Distribution         3,464     3,582       6,057     8,660
  Music Distribution                707       563       2,062     1,882
                                -------   -------     -------   -------
                               $(73,853) $(16,784)   $(60,755) $   (198)

  Interest, corporate and
    other expense, net           (3,083)   (1,686)     (7,570)   (4,806)
                               --------  --------    --------  --------
  Earnings (loss)
    before income taxes        $(76,936) $(18,470)   $(68,325) $ (5,004)
                                =======   =======     =======   =======


                                          June 30,      December 31,
                                            2002            2001
                                          --------        --------
Identifiable assets:
  Aerospace                               $280,249        $302,076
  Industrial Distribution                  143,482         134,974
  Music Distribution                        46,543          45,783
  Corporate                                 18,131          39,113
                                          --------        --------
                                          $488,405        $521,946
                                          ========        ========


                       KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Results of Operations
---------------------
In the quarter ended June 30, 2002, the corporation recorded pre-tax charges totaling $86.0 million (of which $52.7 million are non-cash) to cover the write-down of K-MAX (registered trademark) helicopter assets, principally inventories; for cost growth associated with the Australia SH-2G (A) program; and to phase out operations at its Moosup, Conn. plant. Details are discussed below.

Consolidated revenues for the quarter ended June 30, 2002, were $209.4 million, compared to $194.6 million the previous year. Consolidated revenues for the first six months of 2002 were $432.7 million compared to $439.3 million for the first half of 2001. Revenue in the three and six month periods ended June 30, 2002 were reduced by $6.5 million as a result of the Australia program adjustment. The 2001 quarter and first half revenues were reduced by $31.2 million, reflecting a sales and pre-tax earnings adjustment taken in that year's second quarter relating principally to cost growth for the Australia program.

Aerospace segment net sales for the second quarter of 2002 were $60.4 million, compared to $54.6 million in the previous year. Excluding the impact of the Australia program adjustments, sales for the 2002 quarter were $66.9 million, compared to $85.8 million in 2001. These results reflect reduced helicopter program revenues as the Australia and New Zealand SH-2G programs mature and the lack of K-MAX helicopter sales in both periods. Aerospace segment sales for the first six months of 2002 were $136.0 million, compared to $146.7 million the previous year. Excluding the impact of the Australia program adjustments, sales in the first half of 2002 were $142.5 million, compared to $177.9 million in 2001.

The Aerospace segment's programs include helicopter manufacturing along with spare parts and support; aerostructure and helicopter subcontract work as well as manufacture of components such as self-lubricating bearings and driveline couplings for aircraft applications; and advanced technology products.

The corporation's helicopter programs include the SH-2G multi-mission maritime helicopter and the K-MAX medium-to-heavy external lift helicopter. For the second quarter, these programs together constitute about 23 percent of Aerospace segment sales compared to 21 percent a year ago, including the adjustments. SH-2G retrofit helicopter sales represent virtually all of the

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

segment's helicopter program sales. These percentages reflect reduced revenues from the SH-2G helicopter programs for Australia and New Zealand as those programs mature as well as the absence of K-MAX helicopter sales in both periods.

The $86.0 million in pre-tax charges include a non-cash $50.0 million charge for the write-down of K-MAX helicopter program assets, including $46.7 million for inventories and $3.3 million for fixed assets associated with the program. Development costs for the aircraft were previously written off.

The K-MAX helicopter program, for which the corporation has maintained a substantial inventory, has experienced significant market difficulties in the past several years. There have been no sales of this helicopter since the first quarter of 2001. Following a market evaluation of the program, management has decided to produce further aircraft only upon firm order by a customer and to pursue both a sale and short-term lease program for existing new and used K-MAX aircraft inventory. In connection with this decision, the corporation has written down the value of existing aircraft, excess spare parts and equipment inventories and going forward will continue to maintain adequate inventories and personnel to support the fleet.

The 2002 pre-tax charges also include the impact of $25.0 million of additional cost growth in the Australia SH-2G helicopter program, which has put the contract in a loss position. Accordingly, the corporation has eliminated the $6.5 million profit element of previously recorded sales and has recognized pre-tax loss accruals of $18.5 million for anticipated cost growth associated with completion of the aircraft, and final integration and testing of the aircraft's advanced Integrated Tactical Avionics System (ITAS) software. This program involves eleven (11) helicopters with support, including a support services facility, for the Royal Australian Navy. The total contract has an anticipated value of about $700 million (US).
The helicopter production portion of the work is valued at $580 million, of which about 88% has now been recorded as revenue, including the 2002 second quarter adjustment. Ten of the aircraft are substantially complete. All of the aircraft presently lack the full ITAS software because the corporation has been required to select new subcontractors to complete ITAS software development as a result of a contract dispute settlement with the original software supplier. One result of the new subcontractor arrangements is that Kaman now has responsibility

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

for aircraft system integration (previously a subcontracted task). Work with the new subcontractors is proceeding and the corporation continues its discussions with the Royal Australian Navy to develop an acceptable plan for completion of aircraft Deliveries with the full ITAS software, which plan is expected to include phased acceptance of the aircraft. The corporation anticipates that the fully completed ITAS software will be installed and operational by the end of 2004. When equipped with the full ITAS, the SH-2G(A)helicopter will have the most sophisticated, integrated cockpit and weapons system available in an intermediate weight helicopter.

The program for New Zealand involves five (5) aircraft, and support, for the Royal New Zealand Navy. The contract has an anticipated value of about $186 million (US), of which about 97% has now been recorded as revenue. Four SH-2G(NZ) helicopters have been delivered and have completed final acceptance by the New Zealand Defence Force. The fifth aircraft, ordered on option under the original contract, is scheduled for delivery before the end of 2002.

In June, the corporation received a $4.2 million contract to support 10 SH-2G aircraft already in service with the Egyptian Air Force primarily in anti-submarine warfare and utility roles. The corporation is also in a competition to supply up to six search and rescue helicopters to Egypt. Previously, the corporation has indicated that it does not expect an award to be made prior to the fourth quarter of 2002. Events in that region of the world are now making it more difficult to estimate when the government might act upon this procurement.

In February, the corporation received a small initial contract from the U.S. Navy to begin a process towards refurbishing four existing SH-2G aircraft previously in service with the U.S. Navy Reserves to operate aboard two Polish Navy frigates in multi-mission roles such as surface surveillance and anti-submarine
warfare.   The corporation also expects to contract for follow-on
work to provide for reactivation of the aircraft, modifications, pilot, sensor and mechanic training, as well as initial spare parts and ongoing contractor engineering and technical support.

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

Also included in the second quarter 2002 pre-tax charges is $11.0 million for the cost of phasing out the corporation's aircraft manufacturing plant in Moosup, Connecticut, in 2003. The work performed at that facility, the corporation's oldest and least efficient, will be relocated to other company facilities. The charge represents severance costs of about $3.3 million at the Moosup and Bloomfield, Conn. locations which is expected to involve the separation from service of approximately 409 employees; asset write-offs of about $2.7 million; and $5.0 million for the cost of closing the facility. An additional
$8.3 million of ongoing pre-tax costs are expected to be incurred in the second half of 2002 and later periods, mostly in 2003, for moving machinery and recertifying products and processes.

The Aerospace segment also performs aerostructure and helicopter subcontract work for a variety of aerospace manufacturing programs as well as manufacture of proprietary self-lubricating bearings. This work currently constitutes about 55% of Aerospace segment sales, compared to about 58% a year ago.

Aerostructures subcontract work involves commercial and military aircraft programs. Current programs include production of various structures for virtually all Boeing commercial aircraft and major structural assemblies for the C-17 military transport. During the second quarter, the corporation received a new contract from Boeing related to the production and fabrication of an additional group of subassemblies that will become part of aircraft fuselages, wings and tail structures for Boeing 747, 757, 767 and 777 families of commercial airplanes. Under this new contract, the Aerospace segment will receive and assemble parts from other suppliers and ship higher-level assemblies to Boeing.

                       KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

Helicopter subcontract work involves commercial helicopter programs. Current work includes the production of fuselages and rotor systems for various MD-Helicopters, Inc. programs. This work is now projected to run at significantly lower sales rates than originally anticipated.

The segment's proprietary self-lubricating bearings are used in aircraft flight controls, turbine engines and landing gear as well as driveline couplings for helicopters. This business continues to be affected by the drop-off in commercial and regional aircraft manufacturing, although the effect has been offset to some degree by increases in commercial aftermarket and military programs. In late July, the corporation acquired RWG Frankenjura-Industrie Flugwerklager GmbH (RWG), a German aerospace bearing manufacturer that complements the corporation's proprietary line of bearings and provides a presence in European aerospace markets. The German company had sales of about US $10 million in 2001 and its largest customer is Airbus Industries.

Management considers the aircraft structures and components operations to be a growth business and has placed strategic emphasis on building revenues in this area, both internally and by acquisition. Specifically, in December 2001, the Corporation acquired Plastic Fabricating Company, Inc., a Wichita, Kansas manufacturer of composite parts and assemblies for aerospace applications. This acquisition provides the segment with a presence in one of the largest aerospace manufacturing areas in the United States and complements its existing composites and metal bonding operations.

The Aerospace segment also produces advanced technology products, which accounted for approximately 22% of Aerospace segment revenues in the second quarter of 2002, about the same as the prior year period. This portion of the segment's business is benefiting from increased defense spending. Products include safe, arm and fuzing devices for several missile programs; high reliability memory systems for airborne, shipboard, and ground-based applications; precision non-contact measuring systems for industrial and scientific use; and high-power permanent magnet motors used commercially in the oil service and transportation industries and for military uses.

                     KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

On July 1, the corporation completed its acquisition of Dayron, (a division of DSE, Inc.) a weapons fuze manufacturer, located in Orlando, Florida. Dayron manufactures bomb fuzes for a variety of munitions programs, and has the contract to develop a fuze for the Air Force Joint Programmable Fuze (JPF) program. The Corporation expects to receive the results of qualification testing for the JPF program late in the first quarter of 2003. Dayron had sales of approximately $14 million for calendar year 2001.

The corporation is part of the industry team selected by the U.S. Navy to design the integrated electric drive system for the Navy's DD(X) next generation surface vessel. The DD(X) contract award has not yet been made pending resolution of the losing team's protest, and then final contract negotiations. The corporation also received small contracts during the quarter to supply permanent magnet motors and electronic drives for an advanced technology bus program in Boston and for oil and gas drilling rigs.

During the second quarter, the corporation sold its microwave products line, which had sales of about $7.5 million in 2001. That product line was associated with the former Kaman Sciences Corp. subsidiary which was sold in 1997 to ITT Industries and was no longer core to the segment's advanced technology business.

Industrial Distribution segment net sales for the second quarter of 2002 were $121.0 million (including $9.8 million from recent acquisitions) compared to $113.0 in the 2001 quarter. For the six-month period, segment net sales were $238.5 million (including $17.3 million from recent acquisitions) compared to $236.1 million the previous year. Without acquisitions, 2002 second quarter sales were only slightly below the prior year period, the best quarterly year to year comparison since the fourth quarter of 2000.

Since the segment's customers include nearly every sector of U.S. industry, this business is influenced by industrial production levels and has been adversely affected by the conditions in the manufacturing sector that have existed since late 2000. While there is some indication that the manufacturing sector is slowly starting a recovery, there is some concern that the U.S. economy could relapse into recession later this year. If the recovery does occur, management believes

                    KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

that this segment will be in a good position to benefit later this year (since historically the industrial distribution industry tends to experience recovery several months after the upturn actually begins). Ongoing cost reduction activity has helped the segment to remain profitable despite difficult economic conditions for its customer base.

The Industrial Distribution segment's 2002 results include
A-C Supply of Milwaukee, Wisconsin, which was acquired in
September 2001.   During the first quarter, the corporation also
acquired a 60% interest in Delamac de Mexico S.A. de C.V. ("Delamac"), a leading distributor of industrial products headquartered in Mexico City. These acquisitions expand the segment's presence into new geographical areas and improve its ability to serve national account customers. These acquisitions also represent incremental steps in the corporation's overall strategy of building the value of its businesses through acquisitions and internal growth. Operating results for A-C Supply have thus far been marginal as market conditons continue to be very soft. Management is working to integrate this operation into the segment.

Music Distribution segment net sales were $27.7 million for the second quarter of 2002 compared to $26.8 million the previous year. Net sales for the first half of 2002 were $57.7 million, compared to $56.0 million in the 2001 period. The segment had a good quarter despite sluggishness in both domestic and international markets. Sales to large domestic national chain stores were slower than had been anticipated, however there were some gains in the balance of the segment's customer base.

During the second quarter, the Music segment began distributing Sabian cymbals and percussion accessories as part of its line of premium products. In addition, this segment is now in the second year of its exclusive distribution and sales license with Fred Gretsch Enterprises and has successfully launched the high quality Gretsch drum kit lines in domestic and foreign markets.

As a result of the charges previously described, for the quarter and six-months ended June 30, 2002, the corporation's segments, in total, experienced a net loss of $73.8 million and $60.7 million, respectively, compared to a net loss of $16.8 million and $198 thousand for the prior year periods. The 2001 periods

                    KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

include a $31.2 million sales and pre-tax earnings adjustment, primarily attributable to the Australia SH-2G program.

As a result of the charges previously described, the Aerospace segment had operating losses of $78.0 million and $68.9 million for the three-month and six-month periods of 2002 compared to an operating loss of $20.9 million and $10.7 million in the comparable periods of 2001. Excluding the 2002 pre-tax charges and the 2001 sales and pre-tax earnings adjustment, operating profit for the Aerospace segment was $8.0 million for the second quarter of 2002, compared to $10.3 million the previous year. Excluding the 2002 charges and 2001 adjustment, for the first half of 2002, the Aerospace segment had an operating profit of $17.1 million compared to $20.5 million the previous year. These results reflect reduced revenues in the segment's helicopter programs.

Operating profit for the Industrial Distribution segment was $3.5 million for the second quarter and $6.1 million for the six-month period, compared to $3.6 million and $8.7 million in the comparable 2001 time periods. Results reflect intense pricing pressures in the marketplace and very difficult economic conditions affecting the segment's customer base.

Operating profit for the Music Distribution segment was $707 thousand in the second quarter and $2.1 million for the six months ended June 30, 2002 compared to $563 thousand and $1.9 million for the comparable periods of 2001.

For the six months ended June 30, 2002, interest expense was about $1.1 million, level with the same period of 2001. For the six months ended June 30, 2002, interest income was $190 thousand, compared to $1.1 million the previous year. These amounts are netted together on the Condensed Consolidated
Statements of Operations.

Other income for the quarter and six-months ended June 30, 2002 includes a pre-tax $1.9 million gain from the sale of the corporation's microwave products line. The 2001 periods included gains from the sale of facilities of $0.7 million in the first quarter and an additional $2.0 million in the second quarter.

The tax benefit for the first half of 2002 is calculated at approximately 34% and represents the combined estimated federal and state tax effect attributable to the second quarter loss. In

                   KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

the 2001 period, the corporation adjusted its estimated tax rate to 25 percent, primarily due to reduced tax considerations on the Australian helicopter program.

Including the pre-tax charges, the corporation reported a net loss for the second quarter of $50.4 million, or $2.25 loss per share diluted, compared to a net loss of $12.5 million, or $0.56 net loss per share diluted in the 2001 second quarter. Excluding the charges, 2002 second quarter net earnings were $5.6 million, or $0.25 per share diluted. The 2001 second quarter loss included the $31.2 million sales and pre-tax adjustment associated with the change in estimated costs to complete the Australia SH-2G program. Excluding the adjustment, 2001 second quarter net earnings were $8.3 million, or $0.36 per share diluted. For the first half of 2002, including the $86.0 in pre-tax charges, the corporation reported a net loss of $45.0 million, or $2.01 loss per share diluted, compared to a net loss of $3.8 million, or $0.17 loss per share diluted in the same period last year. Excluding the charges, the 2002 six-month net earnings were $11.0 million, or $0.48 per share diluted. Excluding the 2001 adjustment, six month earnings for that year were $17.0 million, or $0.74 per share diluted.

In June 2002,the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective for the corporation on January 1, 2003. The corporation is currently reviewing the provisions of this statement to determine its impact upon adoption.

Critical Accounting Policies
----------------------------

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are disclosed in the Notes to Consolidated Financial Statements in the corporation's Annual Report on Form 10-K for the year ended December 31, 2001. The

                    KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

most significant current areas involving management judgments and estimates are described below. Actual results could differ from those estimates.

Long-Term Contracts - Revenue Recognition
-----------------------------------------

Sales and estimated profits under long-term contracts are principally recognized on the percentage-of-completion method of accounting, generally using either a ratio that costs incurred bear to estimated total costs, after giving effect to estimates of costs to complete based upon most recent information for each contract, or units-of-delivery as the measurement basis for effort accomplished. Reviews of contracts are made periodically throughout their lives and revisions in profit estimates are recorded in the accounting period in which the revisions are made. Any anticipated contract losses are charged to operations when first indicated.

Inventories
-----------

Inventory of merchandise for resale is stated at cost (using the average costing method) or market, whichever is lower. Contracts and work in process and finished goods are valued at production cost represented by material, labor and overhead, including general and administrative expenses where applicable. Contracts and work in process and finished goods are not recorded in excess of net realizable values.


Liquidity and Capital Resources
-------------------------------

During the first half of 2002, operating activities used $15.1 million in cash, principally due to increased accounts receivable in the Aerospace and Industrial Distribution segments. Aerospace accounts receivable increased principally as a result of the Australian SH-2G helicopter program and the MD helicopter subcontract work, while Industrial Distribution receivables were higher as a result of increased sales compared to the traditionally weaker fourth quarter of the prior year. Cash was also used as accounts payable and other liabilities decreased during the first half of 2002, principally in the Aerospace segment. Cash flow for the six-month period was generally not affected by the $86.0 million second quarter charges previously described because $52.7 million of the charges were non-cash in nature and $6.5 million consisted of a write-down of receivables. Additionally, $8.3 million of the Moosup restructuring and the $18.5 million loss accrual attributable to the Australia SH-2G program are expected to be spent in later 2002 and future

                    KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

periods. The charges are expected to result in a tax benefit of about 34 percent and actual cash recovery will be deferred into 2003 and future periods.

During the first half of 2002, cash was generated from investing activities principally due to the sale of the microwave products line. This was offset to some degree by the acquisition of Delamac and by the purchase of items such as machinery and computer equipment. Cash used by financing activities was primarily attributable to the payment of dividends to shareholders and to a lesser degree the sinking fund requirement for the corporation's debentures (described below).

At June 30, 2002, the corporation had $23.2 million of its 6% convertible subordinated debentures outstanding. The debentures are convertible into shares of Class A common stock at any time on or before March 15, 2012 at a conversion price of $23.36 per share, generally at the option of the holder. Pursuant to a sinking fund requirement that began March 15, 1997, the corporation redeems approximately $1.7 million of the outstanding principal of the debentures each year.

In November, 2000, the corporation's board of directors approved a replenishment of the corporation's stock repurchase program, providing for repurchase of an aggregate of 1.4 million Class A common shares for use in administration of the corporation's stock plans and for general corporate purposes. No shares were purchased during the first half of 2002. As of June 30, 2002, a total of almost 212,000 shares have been repurchased under the program.

The corporation maintains a revolving credit agreement involving a group of financial institutions. The agreement has a maximum unsecured line of credit of $225 million which consists of a $150 million commitment for 5 years, which expires in 2005, and a $75 million commitment under a "364 day" arrangement which is renewable annually for an additional 364 days, upon the consent of the banks. The most restrictive of the covenants contained in the new agreement requires the corporation to have EBITDA, as defined, at least equal to 300% of net interest expense and a ratio of consolidated total indebtedness to total capitalization of not more than 55%. Prior to the end of the second quarter, management discussed the potential for second quarter charges with the bank group and in late June, an amendment to the

                    KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

revolving credit agreement was entered into, under which the non-cash portion of the 2002 second quarter charges, up to $52.5 million, can be excluded from the financial covenant calculations.

Letters of credit are generally considered borrowings for purposes of the revolving credit agreement. A total of $51.0 million in letters of credit are currently outstanding under the agreement, most of which is related to the Australia SH-2G program. Reductions to the Australia letters of credit are anticipated as agreed upon performance milestones are reached and as the corporation and the Australian government agree upon a process for completion of delivery of the SH-2G(A) aircraft with the full ITAS software.

Total average bank borrowings were $3.0 million and $2.1 million for the six months ended June 30, 2002 and 2001, respectively.

Subsequent to June 30,2002, cash in the amount of approximately $32.2 million was used for the acquisitions of Dayron and RWG. In connection with the acquisition of RWG, in July the corporation established a 10 million Euro term loan and revolving credit facility with one of its revolving credit agreement lenders having offices in London. In general, the term of this facility will expire at the same time as the five-year revolving credit facility described previously.

Management believes that the corporation's cash flow from operations and available unused bank lines of credit under its revolving credit agreement will be sufficient to finance its working capital and other recurring capital requirements for the foreseeable future.

Forward-Looking Statements
--------------------------
This report contains forward-looking information relating to the corporation's business and prospects, including the SH-2G and K-MAX helicopter programs, aerostructures, helicopter structures, and components, advanced technology products, including fuzes for the JPF program, the industrial and music distribution businesses, operating cash flow, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of competitions

                    KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

and thereafter contract negotiations with government authorities, including foreign governments; 2) political developments in countries where the corporation intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government;
4) economic and competitive conditions in markets served by the corporation, including industry consolidation in the United States and global economic conditions; 5) timing of satisfactory completion of the Australian SH-2G(A) program; 6) sales under the MDHI helicopter subcontract program; 7) actual costs for moving equipment and recertifying products and processes in connection with phase out of the Moosup, Connecticut facility; 8) JPF program qualification test results; 9) timing, degree and scope of market acceptance for products such as a repetitive lift helicopter; 10) U.S. industrial production levels; 11) changes in supplier sales policies; 12) the effect of price increases or decreases; and 13) currency exchange rates, taxes, changes in laws and regulations, inflation rates, general business conditions and other factors. Any forward-looking information should be considered with these factors in mind.

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

The corporation's exposure to interest rate risk relates primarily to its financial instruments, and is managed through the use of a combination of short-term investments with market interest rates, long-term debt obligations with fixed interest

                    KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued


Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk (Continued)

rates, and revolving credit facilities with variable interest rates. Fees and interest rates charged on revolving credit commitments and borrowings are based upon borrowing levels, market interest rates, and the corporation's credit rating. Letters of credit are generally considered borrowings for purposes of the corporation's revolving credit agreement.

While there has been no significant change in the corporation's exposure to these market risk factors during the second quarter of 2002, the corporation anticipates an increase in bank borrowings during 2002, principally for planned acquisitions. Management believes that any near-term change in the market risk factors described above should not materially affect the consolidated financial position, results of operations or cash flows of the corporation.

                 KAMAN CORPORATION AND SUBSIDIARIES
                     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On June 25, 2002, a motion was filed in the United States District Court for the District of Oregon in the case of Robert
G. Baker v. Kaman Aerospace Corporation, K-MAX Corporation, and Kamatics Corporation (all subsidiaries of the Corporation) seeking to amend the complaint in this action to include a claim for punitive damages in the amount of $25 million. The original complaint was filed on April 2, 2001 by Mr. Baker as a claim for $10 million in damages for economic and non-economic injuries arising out of an accident involving one of the corporation's K-MAX helicopters alleged to have been caused by the failure of a clutch assembly on the aircraft. The corporation is engaged in a vigorous defense of the case and has objected to the motion for punitive damages. A suit has been filed against the Corporation by the customer's hull insurer in the same accident and there are three other cases pending against the Corporation in which damages sustained in two other accidents involving K-MAX helicopters are alleged to have been caused by similar equipment failures. The corporation believes that neither the Baker claim nor any of the earlier claims is or will be material to the business of the corporation, either individually or in the aggregate. Further, management believes that each claim is covered by insurance, subject to applicable deductibles, and in the case of a punitive damage claim, provided that insurance coverage is permitted under applicable law and public policy.

In addition, on April 5, 2002, Kaman Music Corporation, a subsidiary of the corporation, together with a number of other unrelated parties, received from the U.S. Environmental Protection Agency ("EPA") Special Notice Letters ("SNL") advising of potential liability with respect to the Barkhamsted-New Hartford Landfill Superfund Site (the "Site"), located in Barkhamsted, Connecticut. Through the SNL, the EPA seeks a commitment for the performance of a "monitored natural attenuation" groundwater remedy at the Site. Since receiving the SNL, the corporation and other parties have been negotiating with EPA and each other over the terms of a potential settlement. Based on such negotiations, the corporation believes that it may have the opportunity to enter into agreements releasing it from substantially all current responsibility for such remedy in exchange for payments totaling approximately $200,000. Negotiations are continuing. The corporation previously settled its responsiblity for the initial stages of investigation and study for the Site in the mid-1990s for a similar amount.

                  KAMAN CORPORATION AND SUBSIDIARIES
                     PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

        (a) Exhibits to Form 10-Q:

              3(ii)  Bylaws of the Corporation
             10      Amendment No. 1 to Revolving Credit
                        Agreement dated as of June 28, 2002
             11      Earnings (Loss) Per Share Computation
             99.1    Certification of Chief Executive Officer
             99.2    Certification of Chief Financial Officer

        (b) Report on Form 8-K filed in the second quarter of 2002:

            (1) A report on Form 8-K was filed on May 20,2002, reporting that the Company has signed an agreement to acquire the Dayron division of DSE, Inc., a privately held company based in Orlando, Florida.

            (2) A report on Form 8-K was filed on June 14, 2002, reporting that the Company will phase out operations at Kaman Aerospace's Moosup, Connecticut manufacturing plant over the next 12-18 months. The facility is expected to be closed by the end of 2003.

        (c) Report on Form 8-K filed subsequent to the second quarter of 2002:

            (1) A report on Form 8-K was filed on July 24, 2002, reporting that the Company has signed an agreement to acquire the privately held German aerospace bearing manufacturing company, RWG
                 Frankenjura-Industrie Flugwerklager GmbH, headquartered in Dachsbach, Germany.

            (2) A report on Form 8-K was filed on August 1, 2002, reporting the Company's financial results for the second quarter and six months ended June 30, 2002. In the quarter, the Company recorded pre-tax charges totaling $86.0 million (of which $52.7 million are non-cash) to cover the write down of K-MAX helicopter assets, principally inventories; for cost growth associated with the Australian SH-2G(A) helicopter program; and to phase out operations at its Moosup, Conn. plant.

                  KAMAN CORPORATION AND SUBSIDIARIES
                     PART II - OTHER INFORMATION


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    KAMAN CORPORATION
                                    Registrant


Date:    August 14, 2002            By: /s/ Paul R. Kuhn
                                    -----------------------------
                                    Paul R. Kuhn
                                    Chairman, President and
                                    Chief Executive Officer
                                    (Duly Authorized Officer)


Date:    August 14, 2002            By: /s/ Robert M. Garneau
                                    -----------------------------
                                    Robert M. Garneau
                                    Executive Vice President and
                                    Chief Financial Officer

                   KAMAN CORPORATION AND SUBSIDIARIES

                           Index to Exhibits





Exhibit 3(ii)  Bylaws of the Corporation                 Attached


Exhibit 10     Amendment No. 1 to Revolving Credit       Attached
                 Agreement dated as of June 28, 2002


Exhibit 11     Earnings (Loss) Per Share Computation     Attached


Exhibit 99.1   Certification of Chief Executive Officer  Attached


Exhibit 99.2   Certification of Chief Financial Officer  Attached