Form 10-Q
period 2002-09-30
KAMAN CORP
filed 2002-11-13
CIK 54381

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
--- SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
    ENDED September 30, 2002.
          ------------------
    OR

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

                           Yes x   No
                              ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2002:

                         Class A Common   21,770,424
                         Class B Common      667,814





                            Page 1 of 30 Pages

                      KAMAN CORPORATION AND SUBSIDIARIES
                       PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
             Condensed Consolidated Balance Sheets(In thousands)


       Assets                    September 30, 2002   December 31, 2001
       ------                    ------------------  -------------------
Current assets:
  Cash and cash equivalents                $  7,755             $ 30,834
  Accounts receivable (net of
    allowance for doubtful
    accounts of $3,914 in
    2002, $3,939 in 2001)                   218,917              186,798
  Inventories:
    Contracts and other
      work in process            $ 57,814               65,676
    Finished goods                  5,494               45,315
    Merchandise for resale         85,619   148,927     86,409   197,400
                                  -------              -------
  Income taxes receivable                     1,713                  342
  Deferred income taxes                      39,237               16,938
  Other current assets                       11,916               10,339
                                            -------              -------
    Total current assets                    428,465              442,651
Property, plant & equip., at cost 161,847              173,900
  Less accumulated depreciation
    and amortization               98,511              113,131
                                  -------              -------
  Net property, plant & equipment            63,336               60,769
Goodwill                                     34,560               12,165
Other assets, net                             5,960                6,361
                                            -------              -------
                                           $532,321             $521,946
                                            =======              =======
      Liabilities and Shareholders' Equity
      ------------------------------------
Current liabilities:
  Notes payable                            $ 11,605             $  4,038
  Accounts payable                           46,215               52,044
  Accrued contract loss                      18,495                    -
  Accrued restructuring costs                 7,770                    -
  Other accrued liabilities                  27,324               25,332
  Advances on contracts                      28,327               30,781
  Other current liabilities                  21,895               29,065
                                            -------              -------
    Total current liabilities               161,631              141,260
Long-term debt, excl. current portion        54,906               23,226
Other long-term liabilities                  27,331               23,879
Shareholders' equity                        288,453              333,581
                                            -------              -------
                                           $532,321             $521,946
                                            =======              =======

                    KAMAN CORPORATION AND SUBSIDIARIES
                PART I - FINANCIAL INFORMATION, Continued

Item 1. Financial Statements, Continued:

           Condensed Consolidated Statements of Operations
              (In thousands except per share amounts)



                              For the Three Months   For the Nine Months
                              Ended September 30,    Ended September 30,
                              ---------------------  --------------------
                                 2002        2001       2002       2001
                                 ----        ----       ----       ----
Revenues                       $218,767    $219,419   $651,508   $658,752

Costs and expenses:
  Cost of sales*                160,961     164,243    552,444    514,800
  Selling, general and
   administrative expense        48,191      43,352    149,681    139,671
  Restructuring costs**               -           -      8,290          -
  Interest (income)/expense, net    713         215      1,580        207
  Other (income)/expense, net       355         208       (709)    (2,323)
                               --------    --------   --------   --------
                                210,220     208,018    711,286    652,355
                               --------    --------   --------   --------

Earnings (loss)before
  income taxes                    8,547      11,401    (59,778)     6,397

Income taxes (benefit)            2,975       2,875    (20,325)     1,625
                               --------    --------   --------   --------
Net earnings (loss)            $  5,572    $  8,526   $(39,453)  $  4,772
                               ========    ========   ========   ========

Net earnings (loss)per share:
   Basic                       $    .25    $    .38   $  (1.76)  $    .21
   Diluted***                  $    .25    $    .37   $  (1.76)  $    .21
                               ========    ========   ========   ========

Dividends declared per share   $    .11    $    .11   $    .33   $    .33
                               ========    ========   ========   ========

* Cost of sales for the nine months ended September 30, 2002 includes the write-off of K-MAX assets of $50,000 and Moosup facility assets of $2,679 which are associated with the charge taken in the Aerospace segment. **Restructuring costs for the nine months ended September 30, 2002 relate to the closure of the Moosup facility in 2003 and are associated with the charge taken in the Aerospace segment.
***The calculated diluted per share amounts for the nine months ended September 30, 2002 and 2001 are anti-dilutive, therefore, amounts shown are equal to the basic per share calculation.

                          KAMAN CORPORATION AND SUBSIDIARIES
                      PART I - FINANCIAL INFORMATION, Continued
Item 1. Financial Statements, Continued:
                  Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                     For the Nine Months
                                                     Ended September 30,
                                                     -------------------
                                                       2002       2001
                                                      -------    -------
Cash flows from operating activities:
  Net earnings (loss)                                $(39,453)  $  4,772
  Depreciation and amortization                         8,520      8,558
  Net gain on sale of product line and other assets    (1,852)    (2,643)
  Restructuring costs                                   8,290          -
  Non-cash write-down of assets                        52,679          -
  Deferred income taxes                               (22,250)    (4,875)
  Other, net                                            2,430      1,263
  Changes in current assets and liabilities,
   excluding effects of acquisition/divestiture:
    Accounts receivable                               (29,072)     9,320
    Inventory                                             713      7,983
    Accounts payable - trade                           (8,380)   (16,262)
    Accrued contract loss                              18,495          -
    Accrued restructuring cost                           (520)         -
    Advances on contracts                              (3,277)    (5,549)
    Income taxes                                       (1,409)    (4,116)
    Changes in other current assets and liabilities    (9,303)    (7,634)
                                                      -------    -------
    Cash provided by (used in) operating activities   (24,389)    (9,183)
                                                      -------    -------
Cash flows from investing activities:
  Proceeds from sale of product line and other assets   7,685      4,043
  Expenditures for property, plant & equipment         (4,637)    (5,627)
  Acquisition of businesses, less cash acquired       (35,302)    (8,270)
  Other, net                                             (144)      (213)
                                                      -------    -------
    Cash provided by (used in) investing activities   (32,398)   (10,067)
                                                      -------    -------
Cash flows from financing activities:
  Additions to notes payable                            7,283        508
  Additions/(reductions) to long-term debt             31,680     (1,660)
  Purchase of treasury stock                               (5)      (806)
  Dividends paid                                       (7,379)    (7,370)
  Proceeds from exercise of employee stock plans        1,150      1,213
  Other                                                   979          -
                                                      -------    -------
    Cash provided by (used in) financing activities    33,708     (8,115)
                                                      -------    -------
Net increase (decrease) in cash and cash equivalents  (23,079)   (27,365)
Cash and cash equivalents at beginning of period       30,834     48,157
                                                      -------    -------
Cash and cash equivalents at end of period           $  7,755   $ 20,792
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

Acquisitions
------------

On July 1, 2002, the Corporation completed its acquisition of Dayron (a division of DSE, Inc.), a weapons fuze manufacturer, located in Orlando, Florida. In late July, the Corporation acquired RWG Frankenjura-Industrie Flugwerklager GmbH (RWG), a German aerospace bearing manufacturer. The Corporation used approximately $32,200 for these acquisitions.

Restructuring Costs
--------------------

The Corporation's Aerospace segment recorded pre-tax restructuring costs of $8,290 in the second quarter of 2002 for the cost of phasing out the company's aircraft manufacturing plant in Moosup, Connecticut in 2003. The charges represent severance costs of $3,290 at the Moosup and Bloomfield, Conn. locations of approximately 409 employees (to date there have been 99 such separations) and the cost of closing the facility of $5,000. An additional $8,300 of ongoing pre-tax costs are expected to be incurred in the remainder of 2002 and later periods, mostly in 2003, for moving machinery to other company facilities and for recertifying products and processes.

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

Restructuring Costs and Asset Write-Downs/Write-Offs
----------------------------------------------------
The following table displays the activity and balances of these pre-tax charges as of September 30, 2002:




                                           Deductions
                                           ----------
                              Total      Cash     Non-Cash     Balance at
                              Charge   Payments   Charges    Sept. 30, 2002
                              ------   --------   --------   --------------
Restructuring costs
-------------------
  Employee termination
    benefits                  $ 3,290  $   520    $     -       $ 2,770
  Facility closings             5,000        -          -         5,000
                               ------   ------     ------        ------
    Total restructuring costs   8,290        -          -         7,770
                               ------   ------     ------        ------
Asset write-downs/write-offs
----------------------------
  Inventory                    46,665        -     46,665             -
  Fixed assets                  6,014        -      6,014             -
                               ------   ------     ------        ------
    Total asset write-downs    52,679        -     52,679             -
                               ------   ------     ------        ------
       Total                  $60,969  $   520    $52,679       $ 7,770
                               ======   ======     ======        ======


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

Net Gain on Sale of Product Line and Other Assets
-------------------------------------------------

Included in "Other (income)/expense, net" for the 2002 nine months results is a pre-tax $1,928 gain from the sale of the Company's microwave products line in the second quarter. The 2001 nine months results included gains totaling $2.7 million from the sale of two facilities in the first half of the year.

Cash Flow Items
---------------

Cash payments for interest were $2,137 and $2,056 for the nine months ended September 30, 2002 and 2001, respectively. Cash payments for income taxes for the comparable periods were $2,714 and $11,930, respectively.

Comprehensive Income/(Loss)
---------------------------

Comprehensive income (loss) was $(39,606) and $4,634 for the nine months ended September 30, 2002 and 2001, respectively. Comprehensive income was $5,350 and $8,428 for the three months ended September 30, 2002 and 2001, respectively. The changes to net earnings (loss)used to determine comprehensive income
(loss) are foreign currency translation adjustments.

                 KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:

            Notes to Condensed Consolidated Financial Statements
                    (In thousands except share amounts)

Shareholders' Equity
--------------------
Changes in shareholders' equity were as follows:


  Balance, January 1, 2002                          $333,581

     Net earnings (loss)                             (39,453)
     Foreign currency translation adjustment            (153)
                                                    --------
       Comprehensive income/(loss)                   (39,606)

     Dividends declared                               (7,399)

     Purchase of treasury stock                           (5)

     Employee stock plans                              1,882
                                                    --------
  Balance, September, 30, 2002                      $288,453
                                                    ========


Recent Accounting Standards
---------------------------

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective for the Corporation on January 1, 2003, at which time it will be adopted.


Subsequent Event
----------------

During October 2002, the Corporation completed its acquisition of Latin Percussion, Inc., a privately held distributor of Latin percussion instruments, headquartered in Garfield, NJ. Latin Percussion's revenues for 2002 are projected to be about $20 million.

                 KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:

            Notes to Condensed Consolidated Financial Statements
                    (In thousands except share amounts)

Business Segments
-----------------
Summarized financial information by business segment is as follows:



                              For the Three Months   For the Nine Months
                              Ended September 30,    Ended September 30
                              --------------------   ------------------
                                 2002      2001        2002      2001
                                 ----      ----        ----      ----
Net sales:
  Aerospace                    $ 65,226  $ 77,095    $201,253  $223,807
  Industrial Distribution       120,259   109,577     358,734   345,681
  Music Distribution             32,781    32,430      90,513    88,441
                                -------   -------     -------   -------
                               $218,266  $219,102    $650,500  $657,929
                               ========  ========    ========  ========
Operating profit (loss):
  Aerospace                    $  7,180  $  8,052    $(61,694) $ (2,688)
  Industrial Distribution         3,003     2,676       9,060    11,336
  Music Distribution              2,289     2,278       4,351     4,160
                                -------   -------     -------   -------
                                 12,472    13,006     (48,283)   12,808

  Interest, corporate and
    other expense, net           (3,925)   (1,605)    (11,495)   (6,411)
                               --------  --------    --------  --------
  Earnings (loss)
    before income taxes        $  8,547  $ 11,401    $(59,778) $  6,397
                                =======   =======     =======   =======


                                        September 30     December 31,
                                            2002            2001
                                          --------        --------
Identifiable assets:
  Aerospace                               $322,646        $302,076
  Industrial Distribution                  141,701         134,974
  Music Distribution                        51,652          45,783
  Corporate                                 16,322          39,113
                                          --------        --------
                                          $532,321        $521,946
                                          ========        ========

                       KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Results of Operations
---------------------

Consolidated revenues for the quarter ended September 30, 2002 were $218.8 million compared to $219.4 million the previous year. Consolidated revenues for the first nine months of 2002 were $651.5 million compared to $658.8 million for the same period of 2001. Revenue in the nine-month period ended September 30, 2002 was reduced by $6.5 million as a result of the $25 million Australia SH-2G program adjustment taken in the second quarter. The 2001 nine-month period revenues were reduced by $31.2 million, reflecting a sales and pre-tax earnings adjustment taken in that year's second quarter relating principally to cost growth for the Australia program.

Aerospace segment net sales for the third quarter of 2002 were $65.2 million (including $6.6 million from acquisitions made during the past year), compared to $77.1 million in the previous year. Sales for the 2002 nine-month period were $201.3 million (including $12.1 million from acquisitions made during the past year) compared to $223.8 million for the period last year. Excluding the impact of the Australia program adjustments, 2002 nine-month sales would have been $207.8 million compared to $255.0 million for 2001. These results reflect reduced helicopter program revenues as the Australia and New Zealand SH-2G programs taper off.

In the second quarter of 2002, the corporation recorded pre-tax charges totaling $86.0 million(of which $52.7 million was non-cash) in the Aerospace segment to cover the write-down of K-MAX helicopter assets, principally inventories; for cost growth associated with the Australian SH-2G(A) program; and to phase out operations at the corporation's Moosup, Connecticut plant.

The Aerospace segment's programs include helicopter manufacturing along with spare parts and support; aerostructure and helicopter subcontract work as well as manufacture of components such as self-lubricating bearings and driveline couplings for aircraft applications; and advanced technology products.

The corporation's helicopter programs include the SH-2G multi-mission maritime helicopter and the K-MAX medium-to-heavy external lift helicopter. For the third quarter, these programs generated sales of $20.3 million (approximately 31 percent of Aerospace segment sales) compared to 2001 third quarter sales of $33.5 million (approximately 43 percent of Aerospace segment sales), virtually all of which represent SH-2G remanufactured helicopter sales. The percentage change reflects reduced revenues from the SH-2G helicopter programs for Australia and New Zealand as those programs mature, the absence of new SH-2G helicopter sales, and the lack of K-MAX helicopter sales.

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

The 2002 second quarter pre-tax charges include the impact of $25.0 million of additional cost growth in the Australia SH-2G helicopter program, which has put the contract in a loss position. Accordingly, the corporation has eliminated the $6.5 million profit element of previously recorded sales and recognized pre-tax loss accruals of $18.5 million for anticipated cost growth associated with completion of the aircraft, and final integration and testing of the aircraft's advanced Integrated Tactical Avionics System (ITAS) software. This program involves eleven (11) helicopters with support, including a support services facility, for the Royal Australian Navy. The total contract has an anticipated value of about $700 million (US). The helicopter production portion of the work is valued at $580 million, of which about 90% has been recorded as revenue through September 30, 2002, including the 2002 second quarter adjustment. Ten of the aircraft are substantially complete. All of the aircraft presently lack the full ITAS software because the corporation was required to select new subcontractors to complete ITAS software development as a result of a contract dispute settlement with the original software supplier. One result of the new subcontractor arrangements is that Kaman now has responsibility for aircraft system integration (previously a subcontracted task). Work with the new subcontractors is proceeding and the corporation continues its discussions with the Royal Australian Navy to develop an acceptable plan for completion of aircraft deliveries with the full ITAS software, which plan is expected to include phased acceptance of the aircraft. The corporation anticipates that the fully completed ITAS software will be installed and operational on all of the Australian aircraft by the end of 2004. Management believes that when it is equipped with the full ITAS, the SH-2G(A)helicopter will have the most sophisticated, integrated cockpit and weapons system available in an intermediate weight helicopter.

The program for New Zealand involves five (5) aircraft, and support, for the Royal New Zealand Navy. The contract has an anticipated value of about $189 million (US), of which about 97% has been recorded as revenue through September 30,2002. Four SH-2G(NZ) helicopters have been accepted and are in operational service with the New Zealand Defence Force. The fifth aircraft, ordered on option under the original contract, is scheduled for delivery on or about the end of this year.

The corporation is continuing work on a small contract to refurbish four existing SH-2G aircraft previously in service with the U.S. Navy Reserves to operate aboard two Polish Navy frigates in multi-mission roles such as surface surveillance and anti-submarine warfare. Two helicopters have completed the reactivation process and been accepted by the Government of

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

Poland. Reactivation of the other two aircraft is underway and is scheduled for completion by the end of the year. The corporation expects to receive a follow-on contract to provide for pilot and mechanic training.

The corporation is also participating in a competition to supply up to six search and rescue helicopters to Egypt, proposing to supply remanufactured SH-2Gs for that requirement. The corporation's involvement in this process began in early 1999. At this point, political conditions in that region are making it difficult to estimate when the government might act on the procurement. Given the lack of other new SH-2G helicopter programs, receipt of an award for this program is important to maintaining the Aerospace segment's third quarter 2002 profit levels. If this program award is not received in 2003, management believes that the Aerospace segment will be required to engage in significant expense reductions in order to attempt to maintain this level of profitability.

The corporation is actively pursuing other opportunities for the SH-2G helicopter in the international defense market. This market is highly competitive and heavily influenced by economic and political conditions, however management believes that the aircraft is in a good competitive position to meet the specialized needs of navies around the world that operate smaller ships for which the SH-2G is ideally sized.

The corporation also maintains a consignment of the U.S. Navy's inventory of SH-2 spare parts under a multi-year agreement that provides the ability to utilize certain inventory for support of the corporation's SH-2G programs.

The K-MAX helicopter program, for which the corporation has maintained a substantial inventory, has experienced significant market difficulties in the past several years. There have been no sales of this helicopter since the first quarter of 2001. In the second quarter of 2002, management made the determination, following a market evaluation of the program, that it would produce further aircraft only upon firm order by a customer and would pursue both a sale and short-term lease program for existing new and used K-MAX aircraft inventory. To date, two K-MAXs have been leased under that program, one each
to a new and an existing customer.   In connection with the
decision made in the second quarter, the corporation wrote down the value of existing aircraft, excess spare parts and equipment inventories ($46.7 million for inventories and $3.3 million for fixed assets). Development costs for the aircraft were previously written off. On a going forward basis, the corporation intends to maintain adequate inventories and personnel to support the fleet.

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

Also included in the second quarter 2002 pre-tax charges was $11.0 million for the cost of phasing out the corporation's aircraft manufacturing plant in Moosup, Connecticut, in 2003. The work performed at that facility, the corporation's oldest and least efficient, will be relocated to other company facilities. The charge represents severance costs of about $3.3 million at the Moosup and Bloomfield, Conn. locations which is expected to involve the separation from service of approximately 409 employees (to date there have been 99 such separations); asset write-offs of about $2.7 million; and $5.0 million for the cost of closing the facility. An additional $8.3 million of ongoing pre-tax costs are expected to be incurred in the remainder of 2002 and later periods, mostly in 2003, for moving machinery and re-certifying products and processes.

The Aerospace segment also performs aerostructure and helicopter subcontract work for a variety of aerospace manufacturing programs as well as manufacture of proprietary self-lubricating bearings. This work generated sales of $31.2 million for the third quarter of 2002 (48% of Aerospace segment sales) compared to $31.4 million a year ago (about 41% of Aerospace segment sales). Boeing is an important customer of the aerostructures subcontracting and self-lubricating bearings manufacturing operations and management expects some reduction in sales to Boeing in future periods as a result of its projected declines in commercial aircraft production.

Aerostructures subcontract work involves commercial and military aircraft programs. Current programs include production of wing structures for virtually all Boeing commercial aircraft and the C-17 military transport. In September, the corporation received a follow-on contract from Boeing for C-17 structural components; the contract runs through June 2007 and has a potential value of $67.5 million. During the second quarter, the corporation received a new contract from Boeing related to the production and fabrication of an additional group of subassemblies that will become part of aircraft fuselages, wings and tail structures for Boeing 747, 757, 767 and 777 families of commercial airplanes. Under this new contract, the Aerospace segment will receive and assemble parts from other suppliers and ship higher-level assemblies to Boeing. Helicopter subcontract work involves commercial and military helicopter programs. Current work includes the production of fuselages and rotor systems for various MD Helicopters, Inc. programs. This work is expected to continue to run at significantly lower sales rates than originally anticipated due to a reduction in demand.

Management considers the aircraft structures and components operations to be an area of strategic emphasis for the business. In December 2001, the Corporation acquired Plastic Fabricating Company, Inc., a Wichita, Kansas manufacturer of composite parts

                       KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

and assemblies for aerospace applications. This acquisition provides the segment with a presence in one of the largest aerospace manufacturing areas in the United States and complements its existing composites and metal bonding operations.

The segment's proprietary self-lubricating bearings are used in aircraft flight controls, turbine engines and landing gear as well as driveline couplings for helicopters. This business continues to be affected by the drop-off in commercial and regional aircraft manufacturing, although the effect has been offset to some degree by increases in commercial aftermarket and military programs. In late July, the corporation acquired RWG Frankenjura-Industrie Flugwerklager GmbH ("RWG"), a German aerospace bearing manufacturer that complements the corporation's proprietary line of bearings and provides a presence in European aerospace markets. RWG had sales of about US $10 million in 2001 and its largest customer is Airbus Industries.

The Aerospace segment also produces advanced technology products which generated sales of $13.7 million in the third quarter of 2002 (about 21% of Aerospace segment sales) compared to $12.2 million a year ago (approximately 16% of Aerospace segment sales). This portion of the segment's business is benefiting from increased defense spending. The corporation manufactures a mix of products for military and commercial markets, including safe, arm and fuzing devices for several missile and bomb programs; electromagnetic motors used commercially in the oil service and transportation industries and for military uses; electro-optic systems; high reliability memory systems for airborne, shipboard, and ground-based applications; and precision non-contact measuring systems for industrial and scientific use.

In the third quarter, the corporation was selected to participate on a Northrop-Grumman led team for a U.S. Navy program to design and develop the Rapid Airborne Mine Clearance System, a helicopter-borne clearance capability system for near surface and surface moored sea mines that will provide airborne mine defense for carrier battle groups and amphibious ready groups. The corporation will be responsible for the laser-based target sensor subsystem development. The 36-month subcontract is valued at approximately $7.6 million. In October, the corporation was selected to participate with the University of Arizona to build a collimator used for testing large optical systems in a vacuum environment. The corporation's portion of the five-year contract is valued at about $12.8 million, with the majority of the work expected to occur in 2003.

The corporation is also part of the industry team selected by the U.S. Navy to design the integrated electric drive system for the

                     KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

Navy's DD(X) next generation surface vessel. The corporation's role will be the design and development of the active electromagnetic components and drive electronics for the propulsion motor in conjunction with Northrop-Grumman Newport News and Power Technology, Incorporated. The value of the corporation's three-year DD(X) effort could exceed $50 million. The corporation has received letter authorization to begin detailed design of the propulsion motor and drive. The contract is expected to be finalized by early next year.

On July 1, the corporation completed its acquisition of Dayron, (a division of DSE, Inc.) a weapons fuze manufacturer, located in Orlando, Florida. Dayron manufactures bomb fuzes for a variety of munitions programs, and has the contract to develop a fuze for the Air Force Joint Programmable Fuze (JPF) program. The corporation expects to receive the results of qualification testing for the JPF program in the March/April 2003 time frame. Once the JPF program is qualified and deployed, the corporation expects that it will be the leading fuze supplier for precision-guided munitions for the U.S. Air Force and Navy.

Industrial Distribution segment net sales for the third quarter of 2002 were $120.3 million (including $10.1 million from acquisitions made during the past year) compared to $109.6 in the 2001 quarter. For the nine-month period, segment net sales were $358.7 million (including $27.4 million from acquisitions made during the past year) compared to $345.7 million the previous year.

Since the segment's customers include nearly every sector of U.S. industry, this business is influenced by industrial production levels and has been adversely affected by conditions in the manufacturing sector that have existed since late 2000. These difficult economic conditions are continuing, however cost reduction activity has helped the segment to remain profitable to date. Management believes that when economic recovery occurs, this segment will be in a good position to benefit due to its lean operating posture.

The Industrial Distribution segment's 2002 results include A-C Supply of Milwaukee, Wisconsin, which was acquired in September 2001 and Delamac de Mexico S.A. de C.V. ("Delamac"), a leading distributor of industrial products headquartered in Mexico City, in which the corporation acquired a sixty percent interest in the first quarter of 2002. These acquisitions expand the segment's presence into new geographical areas and improve its ability to serve national account customers. These acquisitions also represent incremental steps in the corporation's overall strategy of building the value of its businesses through acquisitions and internal growth.

                    KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

In the past, the Industrial Distribution segment has been one of numerous defendants in a few "John Doe" type legal proceedings, and generally relating to parts allegedly supplied to the U.S. Navy's shipyard in San Diego, California by a predecessor company over 25 years ago, that may have contained asbestos. The corporation settled those few claims for nominal amounts with contribution by insurance carriers. During the past quarter, however, the corporation has experienced an increase in such claims. Management believes that the Industrial Distribution segment has good defenses to these claims, which it intends to assert and does not currently expect that this situation will have a material adverse effect on the corporation.

Music Distribution segment net sales were $32.8 million for the third quarter of 2002 compared to $32.4 million the previous year. Net sales for the first nine months of 2002 were $90.5 million, compared to $88.4 million in the 2001 period. The segment had a good quarter despite sluggishness in both domestic and international markets. On October 18, 2002, this segment acquired Latin Percussion, Inc., a leading global distributor of a wide range of Latin percussion instruments. Latin Percussion's revenues for 2002 are projected to be about $20 million.

In the third quarter, one of the Music Distribution segment's larger chain store customers, Mars Music, filed for Chapter 11 bankruptcy protection. The corporation's exposure as an unsecured creditor has been reserved for. Management believes that it is too early to determine what effect this bankruptcy will have on the overall music market.

The corporation's segments, in total, had operating profits of $12.5 million for the quarter ended September 30, 2002 compared to $13.0 million last year.

For the third quarter 2002, the Aerospace segment had operating profits of $7.2 million compared to $8.1 million last year. For the nine months ended September 30, 2002, the Aerospace segment had an operating loss of $61.7 million, primarily due to the 2002 pre-tax charges. Excluding the 2002 second-quarter charges, Aerospace segment operating profits would have been $24.3 million for the nine-month period. In the 2001 nine-month period, this segment had an operating loss of $2.7 million. Excluding the 2001 sales and earnings adjustment, segment operating profits would have been $28.5 million in the first nine months. The 2002 results are reflective of reduced revenues in the segment's helicopter programs.

Operating profits for the Industrial Distribution segment were $3.0 million for the third quarter and $9.1 million for the nine-month period, compared to $2.7 million and $11.3 million in the

                    KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

comparable 2001 time periods. Results reflect intense pricing pressures in the marketplace and very difficult economic conditions that continue to affect the segment's customer base.
Consistent with last year, supplier discounts continue to be an important contributor to segment operating profits.

Operating profits for the Music Distribution segment were $2.3 million in the third quarter and $4.4 million for the nine months ended September 30, 2002 compared to $2.3 million and $4.2 million for the comparable periods of 2001.

Selling, general and administrative expenses for the quarter and the nine-month periods of 2002 were higher than the same period of last year, principally due to acquisitions.

For the nine months ended September 30, 2002, interest expense was about $1.8 million compared to about $1.7 million during the same period of 2001. For the nine months ended September 30, 2002, interest income was $264 thousand, compared to about $1.5 million the previous year. These amounts are netted together on the Condensed Consolidated Statements of Operations.

Other income for the nine-months ended September 30, 2002 includes a pre-tax $1.9 million gain from the sale of the corporation's microwave products line. The 2001 nine-month period included gains from the sale of facilities of $2.7 million.

The tax benefit for the 2002 nine-month period is calculated at approximately 34% and represents the combined estimated federal and state tax effect attributable to the second quarter loss. In the 2001 period, the corporation adjusted its estimated tax rate to 25 percent, primarily due to reduced tax considerations on the Australian helicopter program.

The corporation has not been required to make a contribution to its tax-qualified defined benefit pension plan since 2000. As a result of market conditions, management expects that the corporation will be required to make a contribution for 2003, the size of which will depend upon the asset value of the pension trust fund as of December 31, 2002.

Net earnings for the quarter ended September 30, 2002 were $5.6 million compared to $8.5 million in the same quarter last year. Earnings per share diluted were $0.25 for the quarter compared to $0.37 in the same period a year ago. As a result of the second quarter $86.0 million pre-tax charges, for the nine months ended September 30, 2002, the corporation's segments, in total, experienced a net loss of $39.5 million (or $1.76 net loss per share diluted) compared to net earnings of $4.8 million (or $0.21 per share diluted) in the same period last year. The 2002 nine month results also include a pre-tax $1.9 million gain from the

                   KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

sale of the corporation's microwave products line in the second quarter. 2001 nine-month results included a $31.2 million adjustment to sales and pre-tax earnings in the second quarter related to a change in estimated costs to complete the Australia SH-2G helicopter program; results also included gains totaling $2.7 million from the sale of two facilities in the first half of that year. Excluding the 2002 second-quarter pre-tax charges, nine-month earnings would have been $16.2 million ($0.72 per share diluted). Excluding the $31.2 million adjustment largely attributable to the Australia SH-2G program, 2001 nine-month net earnings would have been $24.4 million ($1.06 per share diluted). These results reflect a weak economy, maturation of the New Zealand and Australia helicopter programs, the absence of new SH-2G programs, and the lack of K-MAX helicopter sales.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective for the corporation on January 1, 2003, at which time it will be adopted.

Critical Accounting Policies
----------------------------

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are disclosed in the Notes to Consolidated Financial Statements in the corporation's Annual Report on Form 10-K for the year ended December 31, 2001. The most significant current areas involving management judgments and estimates are described below. Actual results could differ from those estimates.

Long-Term Contracts - Revenue Recognition
-----------------------------------------

Sales and estimated profits under long-term contracts are principally recognized on the percentage-of-completion method of accounting, generally using either a ratio that costs incurred bear to estimated total costs, after giving effect to estimates of costs to complete based upon most recent information for each contract, or units-of-delivery as the measurement basis for effort accomplished. Reviews of contracts are made regularly

                    KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

throughout their lives and revisions in profit estimates are recorded in the accounting period in which the revisions are made. Any anticipated contract losses are charged to operations when first indicated.

Inventories
-----------

Inventory of merchandise for resale is stated at cost (using the average costing method) or market, whichever is lower. Contracts and work in process, and finished goods are valued at production cost represented by material, labor and overhead, including general and administrative expenses where applicable. Contracts and work in process, and finished goods are not recorded in excess of net realizable values.

Goodwill Accounting
-------------------

The corporation adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002. Goodwill is no longer required to be amortized but rather is evaluated at least annually for impairment. The corporation utilizes discounted cash flow models to determine fair value used in the goodwill impairment evaluation. Management's estimates of fair value are based upon factors such as projected sales and cash flows and other elements requiring significant judgments. The corporation utilizes the best available information to prepare its estimates and perform impairment evaluations, however, actual results could differ significantly, resulting in the future impairment of recorded goodwill balances.

Liquidity and Capital Resources
-------------------------------

During the first nine months of 2002 operating activities used $24.4 million in cash, principally due to increased accounts receivable in the Aerospace and Industrial Distribution segments. Aerospace accounts receivable increased principally as a result of the Australian SH-2G helicopter program and the MD helicopter subcontract work, while Industrial Distribution receivables were higher as a result of increased sales compared to the traditionally weaker fourth quarter of the prior year. Cash was also used as accounts payable and other liabilities decreased during the nine months of 2002, principally in the Aerospace segment. Cash flow for the nine-month period was generally not affected by the $86.0 million second quarter charges previously described because $52.7 million of the charges were non-cash in nature and $6.5 million consisted of a write-down of receivables. Additionally, $8.3 million of the Moosup restructuring and the

                    KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

$18.5 million loss accrual attributable to the Australia SH-2G program are expected to be spent in later 2002 and future periods; as of September 30, 2002, $520 thousand had been spent in connection with the Moosup restructuring. The second quarter charges are expected to result in a tax benefit of about
34 percent although most of the cash aspect of this benefit will not be realized until 2003 and future periods.

During the first nine months of 2002, cash was used by investing activities principally due to the acquisitions of Delamac, Dayron, and RWG and by the purchase of items such as machinery and computer equipment. This was offset to some degree by the sale of the microwave products line. Latin Percussion, Inc. was acquired after September 30, 2002. Cash provided by financing activities was primarily attributable to bank borrowings to fund the acquisitions. This was partially offset by the payment of dividends to shareholders and to a lesser degree the sinking fund requirement for the corporation's debentures (described below).

At September 30, 2002, the corporation had $23.2 million of its 6% convertible subordinated debentures outstanding. The debentures are convertible into shares of Class A common stock at any time on or before March 15, 2012 at a conversion price of $23.36 per share, generally at the option of the holder.
Pursuant to a sinking fund requirement that began March 15, 1997, the corporation redeems approximately $1.7 million of the outstanding principal of the debentures each year.

In November, 2000, the corporation's board of directors approved a replenishment of the corporation's stock repurchase program, providing for repurchase of an aggregate of 1.4 million Class A common shares for use in administration of the corporation's stock plans and for general corporate purposes. As of September 30, 2002, a total of about 212,000 shares have been repurchased under the program.

The corporation maintains a revolving credit agreement involving a group of financial institutions. The agreement has a maximum unsecured line of credit of $225 million which consists of a $150 million commitment for 5 years and a $75 million commitment under a "364 day" arrangement which is renewable annually for an additional 364 days, upon the consent of the banks. The entire facility expires in 2005. The $75 million commitment was so renewed effective November 6, 2002. The most restrictive of the covenants contained in the agreement requires the corporation to have EBITDA, as defined, at least equal to 300% of net interest expense and a ratio of consolidated total indebtedness to total capitalization of not more than 55%, on the basis of a rolling four quarters. In view of the weak earnings environment, management is closely monitoring the EBITDA to interest expense

                    KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

ratio requirement. Late in the second quarter of 2002, an amendment to the revolving credit agreement was entered into, under which the non-cash portion of the 2002 second quarter charges, up to $52.5 million, were excluded from the financial covenant calculations.

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

Total average bank borrowings were $12.9 million and $2.2 million for the nine months ended September 30, 2002 and 2001, respectively. During the third quarter, cash in the amount of approximately $32.2 million was used for the acquisitions of Dayron and RWG. In connection with the acquisition of RWG, in July the corporation established a 9.5 million Euro term loan and revolving credit facility with one of its revolving credit agreement lenders having offices in London. In general, the term of this facility will expire at the same time as the five-year revolving credit facility described previously.

Management believes that the corporation's annual cash flow from operations and available unused bank lines of credit under its revolving credit agreement will be sufficient to finance its working capital and other recurring capital requirements for the foreseeable future.

Forward-Looking Statements
--------------------------
This report contains forward-looking information relating to the corporation's business and prospects, including the SH-2G and K-MAX helicopter programs, aerostructures, helicopter structures, and components, advanced technology products, including fuzes for the JPF program and components for the DD(X) program, the industrial and music distribution businesses, operating cash flow, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of competitions and thereafter contract negotiations with government authorities, including foreign governments, including specifically the Egypt helicopter competition; 2) political developments in countries where the corporation intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) economic

                    KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

and competitive conditions in markets served by the corporation, including industry consolidation in the United States and global economic conditions; 5) timing of satisfactory completion of the Australian SH-2G(A) program; 6) ultimate level of sales under the MD Helicopters subcontract program; 7) actual costs for moving equipment and re-certifying products and processes in connection with phase out of the Moosup, Connecticut facility; 8) JPF program qualification test results; 9) successful completion of contract negotiations for the DD(X) program; 10) successful sale or lease of existing K-MAX inventory; 11) profitable integration of acquired businesses into the corporation's operations; 12) value of the corporation's pension trust fund assets at December 31, 2002; 13) U.S. industrial production levels; 14) changes in supplier sales policies; 15) the effect of price increases or decreases; and 16) currency exchange rates, taxes, changes in laws and regulations, interest rates, inflation rates, general business conditions and other factors. Any forward-looking information should be considered with these factors in mind.

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

The corporation's exposure to interest rate risk relates primarily to its financial instruments, and is managed through the use of a combination of short-term investments with market interest rates, long-term debt obligations with fixed interest rates, and revolving credit facilities with variable interest rates. Fees and interest rates charged on revolving credit commitments and borrowings are based upon borrowing levels, market interest rates, and the corporation's credit rating. Letters of credit are generally considered borrowings for purposes of the corporation's revolving credit agreement.

There has been some increase in the corporation's exposure to these market risk factors during the third quarter of 2002, as

                    KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk (Continued)

bank borrowings have increased in the quarter, principally due to planned acquisitions. Management believes that any near-term change in the market risk factors described above should not materially affect the consolidated financial position, results of operations or cash flows of the corporation.


Item 4.  Controls and Procedures

The corporation maintains controls and other procedures designed to provide assurance that information required to be disclosed by the corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported upon in a timely manner. Several members of management form an integral part of this process, including the Chief Executive Officer and the Chief Financial Officer.

The Chief Executive Officer and the Chief Financial Officer have evaluated these controls and procedures within the past 90 days and as of October 18, 2002, they concluded that such controls and procedures are effective. There have been no significant changes in the corporation's internal controls or in other factors that could significantly affect these controls and procedures subsequent to October 18, 2002.

                 KAMAN CORPORATION AND SUBSIDIARIES
                     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of previously reported matters, please refer to
Part II, Item 1 of the Corporation's Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002 with File Number
333-66179.


Item 6.  Exhibits and Reports on Form 8-K.

        (a) Exhibits to Form 10-Q:

             11      Earnings (Loss) Per Share Computation
             99.1    Certification of Chief Executive Officer
             99.2    Certification of Chief Financial Officer

        (b) Report on Form 8-K filed in the third quarter of 2002:

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

        (c) Report on Form 8-K filed subsequent to the third quarter of 2002:

           (1) A report on Form 8-K was filed on October 21, 2002, announcing that the Company had acquired Latin Percussion, Inc., a privately held distributor of Latin percussion instruments, headquartered in Garfield, NJ.

                  KAMAN CORPORATION AND SUBSIDIARIES
                     PART II - OTHER INFORMATION


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    KAMAN CORPORATION
                                    Registrant


Date:    November 13, 2002          By: /s/ Paul R. Kuhn
                                    -----------------------------
                                    Paul R. Kuhn
                                    Chairman, President and
                                    Chief Executive Officer
                                    (Duly Authorized Officer)


Date:    November 13, 2002          By: /s/ Robert M. Garneau
                                    -----------------------------
                                    Robert M. Garneau
                                    Executive Vice President and
                                    Chief Financial Officer

                  KAMAN CORPORATION AND SUBSIDIARIES

CERTIFICATIONS

I, Paul R. Kuhn, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Kaman Corporation [the "Registrant"];

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                  KAMAN CORPORATION AND SUBSIDIARIES

CERTIFICATIONS Continued

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    November 13, 2002          By: /s/ Paul R. Kuhn
                                    -----------------------------
                                    Paul R. Kuhn
                                    Chairman, President and
                                    Chief Executive Officer

                   KAMAN CORPORATION AND SUBSIDIARIES

CERTIFICATIONS Continued

I, Robert M. Garneau, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Kaman Corporation [the "Registrant"];

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                  KAMAN CORPORATION AND SUBSIDIARIES

CERTIFICATIONS Continued

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    November 13, 2002          By: /s/ Robert M. Garneau
                                    -----------------------------
                                    Robert M. Garneau
                                    Executive Vice President and
                                    Chief Financial Officer

                   KAMAN CORPORATION AND SUBSIDIARIES

                           Index to Exhibits



Exhibit 11     Earnings (Loss) Per Share Computation     Attached


Exhibit 99.1   Certification of Chief Executive Officer  Attached


Exhibit 99.2   Certification of Chief Financial Officer  Attached