Form 10-K
period 2002-12-31
KAMAN CORP
filed 2003-03-26
CIK 54381

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-K
(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2002
                            OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from          to
                       Commission File No. 0-1093
                           KAMAN CORPORATION
                      (Exact Name of Registrant)
      Connecticut                           06-0613548
(State of Incorporation)   (I.R.S. Employer Identification No.)
        1332 Blue Hills Avenue, Bloomfield, Connecticut 06002
               (Address of principal executive offices)
  Registrant's telephone number, including area code-
                        (860) 243-7100
Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
       -Class A Common Stock, Par Value $1.00
       -6% Convertible Subordinated Debentures Due 2012
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part
III of this Form 10-K or any amendment to this Form 10-K. [   ].
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes (X)  No ( )
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
                $351,907,817 as of June 30, 2002.
     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date (February 1, 2003).
                Class A Common      21,804,152 shares
                Class B Common         667,814 shares
           DOCUMENTS INCORPORATED HEREIN BY REFERENCE
Portions of the Corporation's 2002 Annual Report to Shareholders are incorporated herein by reference and filed as Exhibit 13 to this Report.

                                  PART I

ITEM 1.  BUSINESS

Kaman Corporation, incorporated in 1945, reports information for itself and its subsidiaries (collectively, the "corporation") in the following business segments: Aerospace, Industrial
Distribution, and Music Distribution.

The Aerospace segment serves commercial as well as domestic and foreign defense markets with a variety of products, including the SH-2G Super Seasprite naval helicopter and the K-MAX medium-to-heavy lift helicopter; aircraft structures and components for commercial and military aircraft, including specialized aircraft bearings; and various advanced technology products for specialized applications, including missile and bomb fuzing devices. The Industrial Distribution segment provides bearings and power transmission, motion control, material handling and electrical components as well as value-added services to a highly diversified cross-section of North American industry. The Music Distribution segment serves domestic and foreign markets with a wide variety of musical instruments and accessories for amateur and professional musicians.


AEROSPACE

In the Aerospace segment, programs involving helicopter manufacturing, spare parts and support represented approximately 31% of 2002 sales, compared to approximately 41% in 2001. Aerostructure and helicopter subcontract work along with production of components such as self-lubricating bearings and driveline couplings for aircraft applications represented about 48% of segment sales in 2002, compared to about 42% in 2001. Advanced technology products represented approximately 21% of segment sales in 2002, compared to 17% in 2001.

In the second quarter of 2002, the corporation recorded a pre-tax charge of $86.0 million attributable to the Aerospace segment (of which $52.7 million was non-cash), which included a $25.0 million charge for cost growth associated with the Australia SH-2G(A) program; $50.0 million for the write-down of K-MAX helicopter assets, principally inventories; and $11.0 million for the anticipated costs to phase out operations at the Corporation's Moosup, Connecticut manufacturing facility by the end of 2003. In the second quarter of 2001, the corporation recorded a $31.2 million sales and pre-tax earnings adjustment related to cost growth in the Australia helicopter program.

The segment's helicopter programs include the SH-2G multi-mission naval helicopter and the K-MAX (registered trademark) medium-to-heavy external lift helicopter. The SH-2G helicopter represents the vast majority of the segment's helicopter program sales and generally consists of retrofit of the corporation's SH-2F helicopters to the SH-2G configuration or refurbishment of existing SH-2G helicopters. The SH-2, including its F and G configurations, was originally manufactured for the U.S. Navy.

The SH-2G aircraft is currently in service with the Egyptian Air
Force and the Royal New Zealand Navy. The corporation is continuing performance of programs for Australia and Poland.

The retrofit program for New Zealand, which involved five aircraft with support, is essentially complete. During 2002, four aircraft were accepted and put into service by the New Zealand government. The fifth and final aircraft, which was purchased under an option to the original contract, has been delivered and is now in the customer's flight acceptance test process. The contract has an anticipated value of about $189 million (US) of which about 98% was recorded as sales through December 31, 2002.

Work continued during 2002 on the SH-2G(A) retrofit program for Australia. This program involves eleven helicopters with support, including a support services facility, for the Royal Australian Navy (RAN). The total contract has an anticipated value of about $711 million (US) and the helicopter production portion of the program is valued at approximately $590 million
(US) of which about 91% was recorded as sales through December 31, 2002. This program is now in a loss position due to the previously mentioned charge taken in second quarter of 2002 and pre-tax sales and earnings adjustment taken in the second quarter of 2001. Both items are related to cost growth in the program stemming largely from a contract dispute with the original subcontractor responsible for development of the aircraft's Integrated Tactical Avionics System (ITAS) hardware and software (a feature unique to the Australia program). Settlement of that dispute in 2001 resulted in the need to hire replacement subcontractors for the balance of the ITAS software development and the corporation's assumption of final integration testing responsibility. An additional loss accrual was recognized in the fourth quarter of 2002 in connection with higher overhead rates across all active programs in the corporation's Kaman Aerospace subsidiary.

Ten of the Australia aircraft are substantially complete; the corporation has retained the eleventh aircraft for test purposes. All of the aircraft lack the full ITAS software and the replacement subcontractors are in the process of completing this element of the program. The corporation and the RAN have reached agreement on a plan for phased acceptance of the aircraft and completion of aircraft deliveries. Under the agreement, phased acceptance is contingent upon the RAN's satisfaction with the corporation's progress with respect to certain important project milestones during 2003. The corporation currently expects that the software will be fully completed, installed and operational on all of the Australia aircraft by the end of 2004.

The corporation is continuing work on a small contract to refurbish four existing SH-2G aircraft previously in service with the U.S. Navy Reserves to operate aboard two Polish Navy frigates in multi-mission roles such as surface surveillance and anti-submarine warfare. The program involves reactivation of the aircraft, training, and logistics support, including delivery of initial spares components. Reactivation of two aircraft was completed in the fourth quarter of 2002 and they have been accepted. Reactivation of the other two aircraft is underway and is scheduled for completion by the end of 2003.

During 2002, the corporation continued to provide on-site support in the Republic of Egypt for ten SH-2G helicopters that were delivered in 1998 under that country's foreign military sale agreement with the U.S. Navy.

The corporation is also participating in a competition to supply up to six search and rescue helicopters to Egypt, proposing to supply remanufactured SH-2Gs for that requirement. The corporation's involvement in this process began in early 1999. Based upon discussions with Egyptian officials during recent visits, management believes that the selection process is being further delayed and is not likely to result in an award announcement in 2003.

The corporation is actively pursuing other opportunities for the SH-2G helicopter in the international defense market. This market is highly competitive and heavily influenced by economic and political conditions. However, management continues to believe that the aircraft is in a good competitive position to meet the specialized needs of navies around the world that operate smaller ships for which the SH-2G is ideally sized.

The corporation also maintains a consignment of the U.S. Navy's inventory of SH-2 spare parts under a multi-year agreement that provides the corporation the ability to utilize certain inventory for support of its SH-2G programs.

The corporation also manufactures the K-MAX medium-to-heavy lift helicopter that can be used in a variety of applications, including fire fighting, logging, construction, and logistics support. The program began in 1994 and has experienced significant market difficulties in the past several years. In the second quarter of 2002, based upon a current market evaluation of the aircraft, management made a determination that it would produce further aircraft only upon firm order by a customer and would pursue both a sale and short-term lease program for existing new and used K-MAX aircraft inventory. During 2002, three used aircraft were leased and two used aircraft (one of which had been under lease) were sold under that program. In connection with the decision made in the second quarter, the corporation wrote down the value of existing aircraft, excess spare parts, and equipment inventories. Development costs for the aircraft were expensed in the past.
On a going forward basis, the corporation intends to maintain adequate inventories and personnel to support the fleet.

In the second quarter of 2002, management made the decision to phase out the corporation's aircraft manufacturing plant in Moosup, Connecticut by the end of 2003. This is the oldest and least efficient of the corporation's facilities and the work performed there will be relocated to other company facilities.
In connection with this closure, the corporation expects that the employment of approximately 400 individuals located in Bloomfield and Moosup, Connecticut will be eliminated.

The Aerospace segment also performs aerostructure and helicopter subcontract work for a variety of aerospace manufacturing programs and produces proprietary self-lubricating bearings.
This business is an area of strategic emphasis for the corporation, however performance was adversely affected by weakness in the commercial aerospace market during 2002.

Aerostructures subcontract work involves commercial and military aircraft programs. Current programs include production of wing structures for virtually all Boeing commercial aircraft and the C-17 military transport. In the third quarter of 2002, the corporation received a follow-on contract from Boeing for C-17 structural components. The contract runs through June 2007 and has a potential value of $67.5 million. During the second quarter of 2002, the corporation received a new contract from Boeing under which the segment will receive and assemble additional parts from other suppliers and ship higher-level assemblies to Boeing. These assemblies will become part of aircraft fuselages, wings and tail structures for Boeing 747, 757, 767, and 777 families of commercial airplanes.

In addition, the corporation acquired Plastic Fabricating Company, Inc., a Wichita, Kansas manufacturer of composite parts and assemblies for aerospace applications, in December 2001. This acquisition has complemented the segment's existing composites and metal bonding operations and provided the segment with a presence in one of the largest aerospace manufacturing areas in the United States.

Helicopter subcontract work involves commercial helicopter programs. Current work includes multi-year contracts that were awarded in 2000 for production of fuselages and rotor systems for various MD Helicopters, Inc. (MDHI) aircraft. Total orders received from MDHI continue to run at significantly lower sales rates than originally anticipated due to lower than expected demand. The corporation has developed a large investment in these contracts (including receivables, start-up costs, and other program expenditures) and has experienced difficulty with receipt of payments from MDHI. Management is concerned about this exposure and is working with MDHI in an effort to address their payment issues.

The segment's proprietary self-lubricating bearings are used in aircraft flight controls, turbine engines and landing gear as well as driveline couplings for helicopters. During 2002, this business continued to be affected by the drop-off in commercial and regional aircraft manufacturing, although the effect has been offset to some degree by increases in commercial aftermarket and military programs. In July 2002, the corporation acquired RWG Frankenjura-Industrie Flugwerklager GmbH ("RWG"), a privately held German aerospace bearing manufacturer. RWG complements the corporation's proprietary line of bearings and provides a presence in European aerospace markets. RWG had sales of about US $10 million in 2001 and its largest customer is Airbus Industrie.

The Aerospace segment also produces advanced technology products and this portion of the segment's business is benefiting from increased defense spending. These products involve systems, devices and assemblies for a variety of military and commercial applications, including safe, arm and fuzing devices for several missile and bomb programs; high reliability memory systems for airborne, shipboard, and ground-based programs; precision non-contact measuring systems for industrial and scientific use; and electro-optic systems for mine detection and other applications.

Advanced technology products is also an area of strategic emphasis for the corporation. In July 2002, the corporation completed its acquisition of the assets and certain liabilities of Dayron (a division of DSE, Inc.), a weapons fuze manufacturer, located in Orlando, Florida. Dayron manufactures bomb fuzes for a variety of munitions programs, and has the contract to develop a fuze for the U.S. Air Force and Navy Joint Programmable Fuze (JPF) program. As a result of qualification test results received during the first quarter of 2003, the corporation is evaluating the need for certain changes to the fuze and its production process. In addition, a new government requirement has been identified for which the corporation expects to receive a contract modification in the near term. Management currently expects to complete changes, if any, and resume final qualification testing by early in the third quarter of 2003.

In the third quarter of 2002, the corporation was selected to participate on a Northrop-Grumman led team for a U.S. Navy program to design and develop the Rapid Airborne Mine Clearance System, a helicopter-borne clearance capability system for near surface and surface moored sea mines that will provide airborne mine defense for carrier battle groups and amphibious ready groups. The corporation will be responsible for the laser-based target sensor subsystem development. The 36-month subcontract is valued at approximately $7.6 million. In October 2002, the corporation was selected to participate with the University of Arizona to build a collimator used for testing large optical systems in a vacuum environment. The corporation's portion of the five-year contract is valued at about $12.8 million, with the majority of the work expected to occur in 2003.

During the past twelve months, the corporation sold two non-core portions of the Aerospace segment. Specifically, in the second quarter of 2002, the corporation sold its microwave products line. That product line was associated with the former Kaman Sciences Corp. subsidiary which was sold in 1997. Microwave product sales were about $7.5 million in 2001. In January 2003, the corporation sold its Electromagnetics Development Center (EDC), an electric motor and drive business that had sales of approximately $14 million in 2002. The EDC is part of the industry team selected by the U.S. Navy to design the integrated electric drive system for the Navy's DD(X) next generation surface vessel.

Also during 2002, a common lean thinking methodology was adopted in manufacturing and office environments across the segment and results have included elimination of production time and parts travel, and required square footages for the segment's activities. The application of lean thinking principles continues.

Due to the lack of new helicopter production orders, in combination with the wind down of the New Zealand and Australia SH-2G programs and weakness in the commercial aerospace market, significant measures are being taken in the corporation's Kaman Aerospace subsidiary in order to attempt to bring operating overheads in line with a lower business base. These steps have included the charge already described to phase out operations at the Moosup, Connecticut production facility and continuing reductions in the segment's workforce. As a result of lower production levels, active programs must absorb overhead expenditures at higher rates, and in the fourth quarter of 2002 these increased overhead rates resulted in higher costs, lower program profitability and loss accruals for a few long-term programs, including certain Boeing work, and the additional loss accrual for the Australia SH-2G program that was previously described.

INDUSTRIAL DISTRIBUTION

This segment, one of the nation's larger industrial distributors, offers more than 1.5 million items as well as value-added services to a base of more than 50,000 customers spanning nearly every sector of U.S. industry. Distributed items are supplied by some 1,400 manufacturers and include bearings and power transmission, motion control, materials handling, fluid power and linear motion components. The segment's top ten suppliers (listed alphabetically) include Baldor Electric, Emerson (EMT), Falk Corporation, Gates Rubber, Rexnord, Rockwell Automation, SKF, Thompson Industries, Timken, and the Torrington Company.

The segment serves 67 of the top 100 industrial markets in the United States with a system of strategically located warehouses and service centers. Additional facilities are located in Canada and Mexico through which the segment serves local customers and large enterprises whose plants span North America.

In executing the segment's strategy to expand its geographic coverage through both acquisitions and internal growth, the segment acquired a majority of the assets and certain liabilities of A-C Supply, Inc., located in the upper Midwest, in 2001 and a 60% equity interest in Delamac de Mexico S.A. de C.V. ("Delamac"), a distributor of industrial products headquartered in Mexico City, in the first quarter of 2002. These acquisitions have expanded the segment's presence into new geographical areas and improved its ability to serve national account customers. In addition, during 2002, the segment opened two locations in Roanoke and Lynchburg, Virginia and one location in Omaha, Nebraska.

The segment's value-added services and systems assist customers to lower costs and improve their processes. Services include same or next day delivery for most customers across North America, current order accuracy from its warehouses at over 99%, and trained, knowledgeable customer service personnel. The segment was named Supplier of the Year by Frito Lay North America in 2002 and was designated 2002 Majority Supplier of the Year for minority business utilization by Procter & Gamble.

During 2002, the segment launched a new, updated version of its e-commerce website. The new site provides a computer-to computer link that features a complete electronic catalog, allowing on-line ordering and payment, and supporting inventory management. This website increases customer convenience and reduces paperwork and costs.

The segment's business is influenced by industrial production levels and has been adversely affected by conditions in the manufacturing sector that have existed since late 2000. These difficult economic conditions are continuing, however cost reduction activity helped the segment to remain profitable in 2002. And particularly in this economic environment, the industry's practice of providing vendor incentives was an important contributor to the segment's operating profits.

In the past, this segment has been one of numerous defendants in a few "John Doe" type legal proceedings, and generally relating to parts allegedly supplied to the U.S. Navy's shipyard in San Diego, California by a predecessor company over 25 years ago, that may have contained asbestos. The corporation settled those few claims for nominal amounts with contribution by insurance carriers. In the third quarter of 2002, however, the corporation experienced an increase in such claims. Management believes that the segment has good defenses to these claims, which it will assert and does not currently expect that this situation will have a material adverse effect on the corporation.


MUSIC DISTRIBUTION

This segment is America's largest independent distributor of musical instruments and accessories, offering more than 10,000 products to retailers of all sizes, from national chains to independent shops, for musicians of all capabilities and skill levels. The segment had good results for 2002, reflecting sustained levels of consumer spending in the music retail market.

Products include proprietary items such as the segment's own Ovation (registered trademark) and Hamer (registered trademark) guitars as well as Takamine (registered trademark) guitars offered under an exclusive North American distribution agreement; and distributed products such as TOCA (registered trademark) Latin style hand percussion instruments, Gibraltar percussion hardware, Sabian* cymbals and Gretsch* Drums. In October 2002, the segment acquired Latin Percussion, Inc., a leading global distributor of a wide range of Latin hand percussion instruments.

To ensure high quality while offering value at different price points, the segment's products are manufactured both in the United States and abroad.

The segment serves the needs of music retailers with an advanced distribution system and processes that are designed to assure speed and accuracy. Customers have access to the segment's website as well as phone, fax and e-mail ordering systems. The website provides electronic exchange of invoices and statements and customers can download high resolution images of the segment's products for their own marketing purposes. During 2002, the segment implemented a new inventory replenishment system in order to strengthen inventory management and further improve just in time delivery schedules.

In the third quarter of 2002, one of the Music Distribution segment's larger chain store customers, Mars Music, filed for Chapter 11 bankruptcy protection. The corporation's exposure as an unsecured creditor has been reserved for.

*Sabian and Gretsch are registered trademarks of others.

AVAILABLE INFORMATION

The corporation's website address is www.kaman.com. The corporation's annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K as well as amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, together with Section 16 insider beneficial stock ownership reports, are available free of charge through the website as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission. The information contained in the corporation's website is not intended to be incorporated into this Annual Report on Form 10-K.

FINANCIAL INFORMATION

     Information concerning each segment's performance for the last three fiscal years is included in the Segment Information section of the corporation's 2002 Annual Report to Shareholders (Exhibit 13 to this Form 10-K) and such section is incorporated herein by reference.

PRINCIPAL PRODUCTS AND SERVICES

     Following is information for the three preceding fiscal years concerning the percentage contribution of each business segment's products and services to the corporation's consolidated net sales:

                         Years Ended December 31
                         2000     2001     2002
                         ------   ------   ------
Aerospace                 37.0%    34.4%   31.3%
Industrial Distribution   50.5%    51.8%   54.2%
Music Distribution        12.5%    13.8%   14.5%
                         ------   ------   ------
Total                    100.0%   100.0%  100.0%

RESEARCH AND DEVELOPMENT EXPENDITURES

     Government sponsored research expenditures by the Aerospace segment were $9.8 million in 2002, $6.7 million in 2001, and $10.2 million in 2000. Independent research and development expenditures were $5.4 million in 2002, $4.7 million in 2001, and $5.5 million in 2000.

BACKLOG

     Program backlog of the Aerospace segment was approximately $370.0 million at December 31, 2002 ($10.4 million of which was attributable to the EDC division of the Aerospace segment, which was sold on January 15, 2003), $364.9 million at December 2001, and $439.9 million at December 31, 2000.

     The corporation anticipates that approximately 54.6% of its backlog at the end of 2002 will be performed in 2003. Approximately 31.3% of the backlog at the end of 2002 is related to U.S. government contracts or subcontracts which are included in backlog to the extent that funding has been appropriated by Congress and allocated to the particular contract by the relevant procurement agency. Virtually all of these funded government contracts have been signed.

GOVERNMENT CONTRACTS

     During 2002, approximately 90.9% of the work performed by the corporation directly or indirectly for the U.S. government was performed on a fixed-price basis and the balance was performed on a cost-reimbursement basis. Under a fixed-price contract, the price paid to the contractor is negotiated at the outset of the contract and is not generally subject to adjustment to reflect the actual costs incurred by the contractor in the performance of the contract. Cost reimbursement contracts provide for the reimbursement of allowable costs and an additional negotiated fee.

     The corporation's United States government contracts and subcontracts contain the usual required provisions permitting termination at any time for the convenience of the government with payment for work completed and associated profit at the time of termination.

COMPETITION

     The Aerospace segment operates in a highly competitive environment with many other organizations, some of which are substantially larger and have greater financial and other resources. The corporation competes with other helicopter manufacturers on the basis of price, performance, and mission capabilities; and also on the basis of its experience as a manufacturer of helicopters, the quality of its products and services, and the availability of facilities, equipment and personnel to perform contracts. Consolidation in the industry has increased the level of international competition for helicopter programs. The corporation's FAA certified K-MAX helicopters compete with military surplus helicopters and other used commercial helicopters employed for lifting, as well as with alternative methods of meeting lifting requirements. The corporation competes for its subcontract aerostructures, helicopter structures and components business on the basis of price and quality; product endurance and special performance characteristics; proprietary knowledge; and the reputation of the corporation. The corporation competes for its advanced technology fuzing business primarily on the basis of technical competence, product quality, and to some extent, price;
and also on the basis of its experience as a developer and manufacturer of fuzes for particular weapon types and the availability of facilities, equipment and personnel. The corporation is also affected by the political and economic circumstances of its potential foreign customers.

     Industrial distribution operations are subject to a high degree of competition from several other national distributors, two of which are substantially larger than the corporation;
and from many regional and local firms. Competitive forces have intensified due to weakness in the U.S. manufacturing sector that has existed since late 2000, the growth of major competitors through consolidation and the increasing importance of large national or North American accounts.

     Music distribution operations compete with domestic and foreign distributors. Certain musical instrument products manufactured by the corporation are subject to competition from U.S. and foreign manufacturers as well. The corporation competes in these markets on the basis of service, price, performance, and inventory variety and availability. The corporation also competes on the basis of quality and market recognition of its music products and has established trademarks and trade names under which certain of its music products are produced, as well as under private label manufacturing in a number of foreign countries.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking information relating to the corporation's business and prospects, including the SH-2G and K-MAX helicopter programs, aerostructures and helicopter subcontract programs and components, advanced technology products, including fuzes for the JPF program, the industrial and music distribution businesses, operating cash flow, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of competitions and thereafter contract negotiations with government authorities, including foreign governments, including specifically the Egypt helicopter competition; 2) political developments in countries where the corporation intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) economic and competitive conditions in markets served by the corporation, including industry consolidation in the United States and global economic conditions; 5) attainment of remaining project milestones and satisfactory completion of the Australian SH-2G(A) program; 6) recovery of the corporation's investment in the MD Helicopter, Inc. contracts; 7) actual costs for moving equipment and re-certifying products and processes in connection with phase out of the Moosup, Connecticut facility; 8) JPF program final qualification test results and receipt of production orders; 9) achievement of enhanced business base in the Aerospace segment in order to better absorb overhead rates; 10) successful sale or lease of existing K-MAX inventory; 11) profitable integration of acquired businesses into the corporation's operations; 12)
U.S. industrial production levels; 13) changes in supplier sales policies; 14) the effect of price increases or decreases; and 15) currency exchange rates, taxes, changes in laws and regulations, interest rates, inflation rates, general business conditions and other factors. Any forward-looking information should be considered with these factors in mind.

EMPLOYEES

     As of December 31, 2002, the Corporation employed 3,615 individuals throughout its business segments and corporate headquarters as follows:

Aerospace                                      1,729
Industrial Distribution                        1,439
Music Distribution                               376
Corporate Headquarters                            71
                                               -----
                                               3,615

PATENTS AND TRADEMARKS

     The corporation holds patents reflecting scientific and technical accomplishments in a wide range of areas covering both basic production of certain products, including aerospace products and musical instruments, as well as highly specialized devices and advanced technology products in defense related and commercial fields.

Although the corporation's patents enhance its competitive position, management believes that none of such patents or patent applications is singularly or as a group essential to its business as a whole. The corporation holds or has applied for U.S. and foreign patents with expiration dates that range through the year 2022.

     These patents are allocated among the corporation's business segments as follows:

                                  U.S. PATENTS    FOREIGN PATENTS
Segment                          Issued Pending   Issued  Pending
Aerospace                          39       2        14        4
Industrial Distribution             0       0         0        0
Music Distribution                 31       2        37       63
                                   --       --       --       --
                                   70       4        51       67

Registered trademarks of Kaman Corporation include Adamas,
Applause, Hamer, KAflex, KAron, K-MAX, Magic Lantern, Ovation, LP and Latin Percussion. In all, the corporation maintains 298 U.S.
and foreign trademarks with 46 applications pending, most of which relate to music products in the Music Distribution segment.


COMPLIANCE WITH ENVIRONMENTAL PROTECTION LAWS

     In the opinion of management, based on the corporation's knowledge and analysis of relevant facts and circumstances, compliance with any environmental protection laws is not likely to have a material adverse effect upon the capital expenditures, earnings or competitive position of the corporation.

     The corporation is subject to the usual reviews, inspections and enforcement actions by various federal and state environmental and enforcement agencies and has entered into agreements and consent decrees at various times in connection with such reviews. One such matter, Rocque vs. Kaman, is discussed in Item 3 (Legal Proceedings). In addition, the Corporation engages in various environmental studies and investigations and, where legally required to do so, undertakes appropriate remedial actions at facilities owned or controlled by it, either voluntarily or in connection with the acquisition, disposal or operation of such facilities. Also on occasion the corporation has been identified as a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency ("EPA") in connection with the EPA's investigation of certain third party facilities. In each instance, the corporation has provided appropriate responses to all requests for information that it has received, and the matters have been resolved either through de minimis settlements, consent agreements, or through no further action being taken by the EPA or the applicable state agency with respect to the corporation. One such matter involved the Barkhamsted Landfill site located in New Hartford, Connecticut (the "Barkhamsted site") which the corporation has previously reported in its report on Form 10-Q for the quarter ended June 30, 2002, Document No. 0000054381-02-000022 filed with the Securities and Exchange Commission on August 14, 2002. The Corporation, together with other PRPs has entered into a consent decree with the EPA settling its involvement and responsibility for remediation of the site for a non-material amount, subject to certain contingencies which the corporation believes are reasonable. Such consent decree and settlement is in the process of being finalized in accordance with EPA procedures. With respect to any other such matters which may currently be pending, the corporation has been able to determine, based on its current knowledge, that resolution of such matters is not likely to have a material adverse effect on the future financial condition of the corporation.

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


FOREIGN SALES

     Fourteen percent (14%) of the sales of the corporation made in 2002 were to customers located outside the United States. In 2002, the corporation continued its efforts to develop international markets for its products and foreign sales (including sales for export). The corporation also continued to perform work under contracts with the Commonwealth of Australia and the Government of New Zealand for the supply of retrofit SH-2G helicopters. Additional information required by this item is included in the Segment Information section of the corporation's 2002 Annual Report to Shareholders (Exhibit 13 to this Form 10-K) which section is incorporated herein by reference.

ITEM 2.  PROPERTIES

     The corporation occupies approximately 3,507 thousand square feet of space throughout the United States and in Australia, Canada, Germany and Mexico, and distributed as follows:

     SEGMENT                                SQUARE FEET
                                   (in thousands as of 12/31/02)
     Aerospace                                 1,788
     Industrial Distribution                   1,213
     Music Distribution                          466
     Corporate Headquarters                       40
                                               -----
     Total                                     3,507

The Aerospace segment's principal facilities are located in Arizona, Connecticut, Florida, and Kansas; other facilities including offices and smaller manufacturing and assembly operations are located in several other states and in Dachsbach, Germany. These facilities are used for manufacturing, research and development, engineering and office purposes. The U.S. Government owns 154 thousand square feet of the space occupied by Kaman Aerospace Corporation in Bloomfield, Connecticut in accordance with a Facilities Lease Agreement with a five (5) year term expiring in March 2003. The Corporation is currently in the process of requesting a two-year extension of this lease. The corporation also occupies a facility in Nowra, New South Wales, Australia under a contract providing for a ten (10) year term expiring in June, 2010. The corporation is also in the process of closing one Aerospace segment facility located in Moosup, Connecticut (the "Moosup facility"). The closure is expected to be completed by the end of 2003. In addition, approximately 49,000 square feet of space listed above is attributable to the EDC division, which was sold on January 15, 2003.

     The Industrial Distribution segment's facilities are located throughout the United States with principal facilities located in California, Connecticut, New York, Kentucky and Utah. Additional Industrial Distribution segment facilities are located in Mexico and British Columbia, Canada. These facilities consist principally of regional distribution centers, branches and office space with a portion used for fabrication and assembly work.

     The Music Distribution segment's facilities in the United States are located in Connecticut, California, New Jersey and Tennessee. An additional Music Distribution facility is located in Ontario, Canada. These facilities consist principally of regional distribution centers and office space. Also included are facilities used for manufacturing musical instruments. Ap-proximately 36,000 square feet of space listed above is attributable to a warehouse which was closed on February 28, 2003.

     The corporation occupies a 40 thousand square foot Corporate headquarters building in Bloomfield, Connecticut.

     The corporation's facilities are suitable and adequate to serve its purposes and substantially all of such properties are currently fully utilized with the exception of the Moosup facility and the helicopter assembly space located in Bloomfield. Many of the properties, especially within the Industrial Distribution segment, are leased.

ITEM 3.  LEGAL PROCEEDINGS

     The corporation is continuing settlement discussions with the Connecticut Department of Environmental Protection regarding the matter referred to as Rocque vs. Kaman previously reported by the corporation in its report on Form 10-K for fiscal year ended December 31, 2000, Document No.0000054381-01-500002 filed with the Securities and Exchange Commission on March 15, 2001. The complaint in this matter alleges certain regulatory violations (the majority of which are administrative in nature) at facilities located in Connecticut related to routine inspections which took place between 1988 and 1998. The complaint seeks civil penalties and injunctive relief. Management believes that in all cases where corrective action was required at the time of such inspections, such action was promptly taken.

     On June 25, 2002, a motion was filed in the United States District Court for the District of Oregon in the case of Robert
G. Baker v. Kaman Aerospace Corporation, K-MAX Corporation, and Kamatics Corporation (all subsidiaries of the Corporation) seeking to amend the complaint in this action to include a claim for punitive damages in the amount of $25 million. The original complaint was filed on April 2, 2001 by Mr. Baker as a claim for $10 million in damages for economic and non-economic injuries arising out of an accident involving one of the corporation's K-MAX helicopters alleged to have been caused by the failure of a clutch assembly on the aircraft. This matter was previously reported by the Corporation in its report on Form 10-Q for the quarter ended June 30, 2002, Document No. 0000054381-02-000022 filed with the Securities and Exchange Commission on August 14, 2002. The parties agreed to settle the matter in December
2002 and the case was dismissed in January 2003. The suit filed by the hull insurer in the same accident was also settled in January 2003. Both of these matters were covered by insurance. There are two additional cases pending in which loss of use and property damages sustained in two other accidents involving K-MAX helicopters are alleged to have been caused by similar equipment failures. These claims are also covered by insurance.

     The corporation believes that none of the foregoing legal proceedings, either individually or in the aggregate, is, or will be, material to the business of the corporation.

     Other legal proceedings or enforcement actions relating to environmental matters are discussed in the section entitled
Compliance with Environmental Protection Laws.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2002.


                              PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

MARKET FOR CLASS A COMMON STOCK

     The Class A Common Stock of the corporation is traded on the NASDAQ Stock Market under the symbol "KAMNA". The corporation's
Class B Common Stock is not actively traded.

HOLDERS OF COMMON STOCK

     As of March 3, 2003, there were approximately 5,580 holders of record of the corporation's Class A Common Stock and 72 holders of record of the corporation's Class B Common Stock.

INVESTOR SERVICES PROGRAM

     Shareholders of Kaman Class A common stock are eligible to participate in the Mellon Investor Services Program administered by Mellon Bank, N.A. which offers a variety of services including dividend reinvestment. A booklet describing the program may be obtained by writing to the program's Administrator, Mellon Investor Services, P.O. Box 590, Ridgefield Park, NJ 07660.

QUARTERLY CLASS A COMMON STOCK INFORMATION
-----------------------------------------------------------------
                             High      Low      Close   Dividend
2002
First                        $17.61    $13.46   $16.95      $.11
Second                        18.81     14.82    16.76       .11
Third                         17.50     11.00    12.25       .11
Fourth                        13.75      9.42    11.00       .11
-----------------------------------------------------------------
2001
First                        $19.50    $13.31   $16.38      $.11
Second                        18.18     14.70    17.70       .11
Third                         17.95     12.26    13.24       .11
Fourth                        16.38     10.90    15.60       .11
-----------------------------------------------------------------
QUARTERLY DEBENTURE INFORMATION (6% Conv. Subordinated)
-----------------------------------------------------------------
                                High     Low       Close
2002
First                          $ 99.00   $91.00     $99.00
Second                         - - - - No Trades - - - - -
Third                          - - - - No Trades - - - - -
Fourth                          100.00    91.00      95.00
-----------------------------------------------------------------
2001
First                          $ 92.00   $82.00    $ 92.00
Second                           98.00    90.00      98.00
Third                            99.00    98.00      99.00
Fourth                           96.00    90.00      96.00
-----------------------------------------------------------------

     NASDAQ market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS:
-------------------------------------------------------------------
                                                      Number of
                                                     securities
                        Number of                    remaining
                      securities to                 available for
                       be issued      Weighted-    future issuance
                          upon         average      under equity
                       exercise of     exercise     compensation
                      outstanding      price of         plans
                        options,      outstanding    (excluding
                        warrants       options,       securities
                          and          warrants      reflected in
     Plan Category       rights       and rights     column (a))
                           (a)           (b)             (c)
-------------------------------------------------------------------

Equity compensation
plans approved by
security holders:

  Stock Incentive Plan   1,218,800      $ 14.08            321,700

  Employees Stock
  Purchase Plan           -------          ----            865,300

Equity compensation
plans not approved by
security holders                 0            0               0

-------------------------------------------------------------------

Total                    1,218,800      $ 14.08         1,187,000
-------------------------------------------------------------------



ANNUAL MEETING

     The Annual Meeting of Shareholders of the corporation will be held on Tuesday, April 15, 2003 at 11:00 a.m. in the offices of the corporation, 1332 Blue Hills Avenue, Bloomfield, Connecticut 06002. Holders of all classes of Kaman securities are invited to attend, however it is expected that matters on the agenda for the meeting will require the vote of Class B shareholders only.

ITEM 6.  SELECTED FINANCIAL DATA

     Information required by this item is included in the Five-
Year Selected Financial Data section of the corporation's 2002
Annual Report to Shareholders (Exhibit 13 to this Form 10-K) and that section is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     Information required by this item is included in the Management's Discussion and Analysis section of the corporation's
2002 Annual Report to Shareholders (Exhibit 13 to this Form 10-K) and that section is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

The corporation has various market risk exposures that arise from its normal business operations, including interest rates, currency exchange rates, and supplier price changes as well as other factors described in the Forward-Looking Statements section of this report.

The corporation's exposure to interest rate risk relates primarily to its financial instruments, and is managed principally through the use of long-term debt obligations with fixed interest rates and revolving credit facilities with variable interest rates. Fees and interest rates charged on revolving credit commitments and borrowings are based upon borrowing levels, market interest rates, and the corporation's credit rating. Letters of credit are generally considered borrowings for purposes of the corporation's revolving credit agreement.

The corporation's primary interest rate risk is derived from its outstanding variable-rate revolving credit facilities. Changes in market interest rates or the corporation's credit rating would impact the interest rates on these facilities. There was some increase in the corporation's exposure to this market risk factor during 2002, as bank borrowings increased principally due to planned acquisitions. At December 31, 2002, the result of a hypothetical 1% increase in the average cost of the corporation's revolving credit facilities would have increased the loss before income taxes by $181,000.

The corporation has manufacturing, sales, and distribution facilities in certain locations throughout the world and makes investments and conducts business transactions denominated in various currencies, including the U.S. dollar, Euro, Canadian dollar, Mexican peso, and Australian dollar. The corporation's exposure to currency exchange rates is managed at the corporate and subsidiary operations levels as an integral part of the business. Management believes that any near-term changes in currency exchange rates would not materially affect the consolidated financial position, results of operations or cash flows of the corporation.

The corporation's exposure to supplier sales policies and price changes relates primarily to its distribution businesses and the corporation seeks to manage this risk through its procurement policies and maintenance of favorable relationships with suppliers. Management believes that any near-term changes in supplier sales policies and price changes would not materially affect the consolidated financial position, results of operations or cash flows of the corporation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this item is included in the Consolidated Financial Statements, Notes to Consolidated
Financial Statements and Selected Quarterly Financial Data sections of the corporation's 2002 Annual Report to Shareholders
(Exhibit 13 to this Form 10-K) and such sections are incorporated herein by reference.


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

None.


                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Following is information concerning each Director and executive officer of Kaman Corporation including name, age, position with the corporation, and business experience during the last five years:

Brian E. Barents         Mr. Barents, 59, has been a Director
                         since 1996. He is the retired President and Chief Executive Officer of Galaxy
                         Aerospace Corp. Prior to that he was
                         President and Chief Executive Officer of
                         Learjet, Inc. He is also a director of
                         Eclipse Aerospace Corp.

T. Jack Cahill           Mr. Cahill, 54, has held various
                         positions with Kaman Industrial
                         Technologies Corporation, a subsidiary
                         of the corporation, since 1975, and has
                         been President of that subsidiary since
                         1993.

E. Reeves Callaway, III  Mr. Callaway, 55, has been a Director since 1995. He is the Chief Executive
                         Officer of The Callaway Companies, an
                         engineering services firm.

Frank C. Carlucci        Mr. Carlucci, 72, has been a Director
                         since 1989.  Prior to that he served as
                         U.S. Secretary of Defense.  He is the
                         Chairman Emeritus of The Carlyle Group,
                         merchant bankers.  Mr. Carlucci is also
                         a director of Ashland, Inc., Neurogen
                         Corporation, Pharmacia Corp., United
                         Defense, LP, and Texas Biotechnology
                         Corporation.

Laney J. Chouest, M.D.   Dr. Chouest, 49, has been a Director
                         since 1996.  He is Owner-Manager
                         of Edison Chouest Offshore, Inc.

Candace A. Clark         Ms. Clark, 48, has been Senior Vice
                         President, Chief Legal Officer and
                         Secretary since 1996.  Prior to that
                         she served as Vice President and Counsel.
                         Ms. Clark has held various positions with the corporation since 1985.

John A. DiBiaggio        Dr. DiBiaggio, 70, has been a Director
                         since 1984.  He is now President
                         Emeritus of Tufts University, having
                         served as President until the fall of
                         2001.  Prior to that he was President
                         and Chief Executive Officer of Michigan
                         State University.

Ronald M. Galla          Mr. Galla, 51, has been Senior Vice
                         President and Chief Information Officer
                         since 1995.  Prior to that he served as
                         Vice President and director of the
                         corporation's Management Information
                         Systems, a position which he held since
                         1990.  Mr. Galla has been director of
                         the corporation's Management
                         Information Systems since 1984.

Robert M. Garneau        Mr. Garneau, 59, has been Executive Vice
                         President and Chief Financial Officer
                         since 1995.  Previously he served as
                         Senior Vice President, Chief Financial
                         Officer and Controller. Mr. Garneau has held various positions with the corporation since 1981.

Huntington Hardisty      Admiral Hardisty (USN-Ret.), 74, is the
                         retired President of Kaman Aerospace
                         International Corporation, a subsidiary
                         of the corporation.  He has been a
                         Director since 1991 and served as a
                         consultant to the corporation until
                         February 28, 2003.  He retired from
                         the U.S. Navy in 1991 having served as
                         Commander-in-Chief for the U.S. Navy
                         Pacific Command since 1988.

Edwin A. Huston          Mr. Huston, 64, became a director at the
                         2002 Annual Meeting of Shareholders. Mr.
                         Huston is the retired Vice Chairman
                         of Ryder System, Incorporated, an
                         international logistics and
                         transportation solutions company.  He
                         served as Senior Executive Vice
                         President Finance and Chief Financial
                         Officer of that company from 1986 to 1999.
                         Mr. Huston is a director of Unisys
                         Corporation, Answerthink, Inc. and
                         Enterasys Networks, Inc.

C. William Kaman II      Mr. Kaman, 51, has been a Director
                         since 1992 and is Vice Chairman of the
                         board of directors of the corporation.
                         He is the retired Chairman and CEO of
                         AirKaman of Jacksonville, Inc., an
                         entity unaffiliated with the
                         corporation.  Previously he was
                         Executive Vice President of the
                         corporation and President of Kaman Music
                         Corporation, a subsidiary of the
                         corporation.

John C. Kornegay         Mr. Kornegay, 53, has been President of
                         Kamatics Corporation, a subsidiary of
                         the corporation, since 1999, and has
                         held various positions with Kamatics
                         Corporation since 1988.

Eileen S. Kraus          Ms. Kraus, 64, has been a Director
                         since 1995.  She is the retired

                         Chairman of Fleet Bank Connecticut.
                         She is a director of The Stanley Works
                         and Rogers Corporation.

Paul R. Kuhn             Mr. Kuhn, 61, has been a Director since
                         1999.  He has been President and Chief
                         Executive Officer of the corporation
                         since August 1999 and was appointed to
                         the additional position of Chairman in
                         2001.  From 1998 to 1999 he was Senior
                         Vice President, Operations, Aerospace
                         Engine Business, for Coltec Industries,
                         Inc. Prior to that he was Group Vice
                         President, Coltec Industries, Inc. and
                         President of its Chandler Evans
                         division.  He is a director of the
                         Connecticut Business and Industry
                         Association.

Joseph H. Lubenstein     Mr. Lubenstein, 55, became President of
                         Kaman Aerospace Corporation, a subsidiary of the corporation, in 2001. Prior to that, he served for many years in a variety of senior management positions at Pratt & Whitney, a subsidiary of United Technologies Corporation, most recently as Vice President - Quality and
                         Vice President - Materials.

Walter H. Monteith, Jr.  Mr. Monteith, 72, has been a Director since 1987.  He is the retired Chairman
                         of Southern New England Telecommuni-
                         cations Corporation.

Wanda L. Rogers          Mrs. Rogers, 70, has been a Director
                         since 1991.  She is President and Chief
                         Executive Officer of Rogers
                         Helicopters, Inc. She is also a
                         director of both Central Valley
                         Community Bancorp and its subsidiary,
                         Clovis Community Bank.

Robert H. Saunders, Jr.  Mr. Saunders, 61, became President of
                         Kaman Music Corporation, a subsidiary
                         of the corporation, in 1998. Prior to
                         that, he served as Senior Vice
                         President of the corporation from 1995
                         and also held the position of Senior
                         Executive Vice President of Kaman Music
                         Corporation during a portion of that
                         period.

Richard J. Swift         Mr. Swift, 58, became a director at the
                         2002 Annual Meeting of Shareholders.
                         Mr. Swift is currently Chairman of the
                         Financial Accounting Standards Advisory
                         Council.  In 2001, he retired as
                         Chairman, President and Chief
                         Executive Officer of Foster Wheeler Ltd., a provider of design, engineering, construction, and other services, a position he held since 1994. Prior to that, Mr. Swift held various positions at Foster Wheeler, having joined the company in 1972. Mr. Swift is a director of Ingersoll-Rand Company Ltd.
                         and Public Service Enterprise Group
                         Incorporated.

Each Director and executive officer has been elected for a term of one year and until his or her successor is elected. The terms of all Directors and executive officers are expected to expire as of the Annual Meeting of the Shareholders and Directors of the corporation to be held on April 15, 2003.

Section 16(a) Beneficial Ownership Reporting Compliance.

   Based upon information provided to the corporation by persons required to file reports under Section 16(a) of the Securities Exchange Act of 1934, no Section 16(a) reporting delinquencies occurred in 2002, except that Admiral Hardisty reported on a Form 5 filed for the year 2002 a gift of 500 shares of Class A common stock made to his spouse on August 29, 2001 which should have been reported on Form 5 for the year 2001.


ITEM 11.  EXECUTIVE COMPENSATION

A) GENERAL. The following tables provide certain information relating to the compensation of the corporation's Chief
Executive Officer and its four other most highly compensated executive officers.

B)  SUMMARY COMPENSATION TABLE.

               Annual Compensation        Long Term Compensation
               -------------------        ----------------------
(a)         (b)   (c)        (d)    (e)     (f)      (g)       (h)     (i)
                                                                       All
Name and                            Other     AWARDS                  Other
Principal         Salary    Bonus   Annual  RSA   Options/SARs LTIP    Comp.
Position     Year  ($)       ($)    Comp.   ($)(1) (#Shares) Payments ($)(2)
---------------------------------------------------------------------------

P. R. Kuhn   2002 800,000    240,000 ------- 174,000  21,000/ ---   13,497
Chairman,                                              52,000
President and
Chief        2001 762,500    300,000 ------- 261,000  25,000/ ---   15,630
Executive                                              65,000
Officer      2000 650,000    570,000 ------- 154,688  20,000/---    11,924
                                                       50,000

R.M. Garneau 2002 470,000    118,000 ------- 101,500  12,000/ ---   23,655
Executive                                              29,000
Vice Pres-   2001 450,000    150,000 ------- 163,125  12,500/ ---   25,056
ident and                                              40,000
Chief        2000 425,000    310,000 -------  77,344  10,000/ ---   25,181
Financial                                               30,000
Officer

J.H. Lubenstein
President,   2002 325,000     65,000 -------  72,500    9,000/ ---   7,766
Kaman                                                   22,000
Aerospace    2001 300,000    160,000 ------- 406,875   45,000/ ---   2,875
Corporation                                             45,000
             2000 -------(3)  ------ -------  ------    ------ ---   -----

T.J.Cahill   2002 280,000     56,000 -------  58,000    7,000/ ---  12,229
President,                                              18,000
Kaman        2001 280,000     90,000 -------  97,875    9,000/ ---  15,077
Industrial                                              20,000
Technologies 2000 260,000    160,000 -------  41,250    6,000/ ---  15,670
Corporation                                             15,000

R.H.Saunders Jr.
President,   2002 245,000    196,000 -------  50,750    6,000/ ---  18,384
Kaman Music                                             15,000
Corporation  2001 235,000     85,000 -------  81,563    8,000/ ---  15,681
                                                        15,000
             2000 210,000    110,000 -------  41,250    6,000/ ---  13,832
                                                        10,000

1. As of December 31, 2002, aggregate restricted stock holdings and their year end value were: P.R. Kuhn, 53,800 shares valued at


$591,800; R.M. Garneau, 22,200 shares valued at $244,200; J.H.
Lubenstein, 25,000 shares valued at $275,000; T.J.Cahill, 13,200 shares valued at $145,200; and R.H. Saunders, Jr., 12,100 shares valued at $133,100. Restrictions generally lapse at the rate of 20% per year for all awards, beginning one year after the grant date provided recipient remains an employee of the corporation or a subsidiary. Awards reported in this column are as follows: P.
R. Kuhn, 12,000 shares in 2002, 16,000 shares in 2001, and 15,000 shares in 2000; R. M. Garneau, 7,000 shares in 2002, 10,000 shares in 2001, and 7,500 shares in 2000; J.H. Lubenstein, 5,000 shares in 2002, and 25,000 shares in 2001; T. J. Cahill, 4,000 shares in 2002, 6,000 shares in 2001, and 4,000 shares in 2000;
R. H. Saunders, Jr., 3,500 shares in 2002, 5,000 shares in 2001, and 4,000 in 2000. Dividends are paid on the restricted stock.

2.  Amounts reported in this column consist of:  P.R. Kuhn, $7,173
- Senior executive life insurance program ("Executive Life"), $5,000 - employer matching contributions to the Kaman Corporation Thrift and Retirement Plan (the "Thrift Plan employer match"); $1,324 - medical expense reimbursement program ("MERP"); R.M. Garneau, $5,949 - Executive Life, $851 - Officer 162 Insurance Program, $5,000 - Thrift Plan employer match, $2,155 - MERP, $9,700 - all supplemental employer contributions under the Kaman Corporation Deferred Compensation Plan ("supplemental employer contributions"); J. H. Lubenstein, $2,766 - Executive Life,
$5,000 - Thrift Plan employer match; T. J. Cahill, $3,153 - Executive Life, $5,000 - Thrift Plan employer match, $676 - MERP, $3,400 - supplemental employer contributions; R.H. Saunders, Jr., $6,585 - Executive Life, $5,000 - Thrift Plan employer match, $3,491 - MERP, $3,308 - supplemental employer contributions.

3.  Mr. Lubenstein joined the Corporation in July 2001.


C)  OPTION/SAR GRANTS IN THE LAST FISCAL YEAR:

----------------------------------------------------------------------------
                                                       Potential Realizable
                                                       Value at Assumed
                                                       Annual Rates of
                                                       Stock Price
                                                       Appreciation for
                  Individual Grants                    Option Term*
----------------------------------------------------------------------------
(a)             (b)        (c)        (d)        (e)      (f)      (g)
                       % of Total
                        Options/
                         SARs**
             Options/ Granted to
               SARs** Employees  Exercise or
             Granted  in Fiscal  Base Price  Expiration
Name           (#)       Year     ($/Sh)        Date     5%($)    10%($)
----------------------------------------------------------------------------
P. R. Kuhn    21,000/     9.93/   14.5000    2/12/12    665,685   1,686,976
              52,000     38.24

R. M. Garneau 12,000/     5.67/   14.5000    2/12/12    373,878     947,480
              29,000     21.32

J. H. Luben-   9,000/     4.26/   14.5000    2/12/12    282,688     716,387
  stein       22,000     16.18

T. J. Cahill  7,000/      3.31/   14.5000    2/12/12    227,974     577,732
              18,000     13.24

R. H. Saunders 6,000/     2.84/   14.5000    2/12/12    191,498     485,295
              15,000     11.03


*The information provided herein is required by Securities and Exchange Commission rules and is not intended to be a projection of future common stock prices.

**Stock Appreciation Rights ("SARs") are payable in cash only, not in shares of common stock.

Options and SARs relate to the corporation's Class A common stock and generally vest at the rate of 20% per year, beginning one year after the grant date provided the recipient remains an employee of the corporation or a subsidiary.


D) STOCK OPTION EXERCISES IN THE LAST FISCAL YEAR, AND
   FISCAL YEAR-END OPTION VALUES.

                                           Number of
                                         Shares under-      Value of
                                            lying          Unexercised
                                          Unexercised      in-the-money
                                            options          options*
                 Shares                   at FY-end (#)    at FY-end ($)
               acquired on   Value        exercisable/     exercisable/
 Name          Exercise(#)  realized     unexercisable    unexercisable
  (a)             (b)         (c)           (d)               (e)
-----------------------------------------------------------------------

P. R. Kuhn      none          -          73,000/93,000    $ 5,500/8,250

R. M. Garneau   26,500      $213,038     27,900/33,100    $ 2,750/4,125

J. H. Lubenstein none         -           9,000/45,000          0/    0

T. J. Cahill    none          -          40,200/22,300    $ 7,275/2,475

R. H. Saunders  none          -          17,600/19,400    $ 3,525/2,475


*Difference between the 12/31/02 Fair Market Value and the exercise price.


STOCK APPRECIATION RIGHT ("SAR")EXERCISES IN THE LAST FISCAL YEAR
AND YEAR-END SAR VALUES.

                                                       Value of
                                       Number of      Unexercised
                                      Unexercised    in-the-money
                                         SARs           SARs*
                  SARs                at FY-end (#)  at FY-end ($)
               acquired on    Value   exercisable/   exercisable/
 Name          Exercise(#)  realized  unexercisable  unexercisable
  (a)              (b)         (c)        (d)            (e)
-----------------------------------------------------------------------

P. R. Kuhn       none       none       141,000/206,000 $13,750/20,625

R. M. Garneau    75,000     $386,250    73,000/ 93,500 $ 8,250/12,375

J. H. Lubenstein none       none         9,000/ 58,000       0/     0

T. J. Cahill     "          "           75,000/ 50,500 $ 4,125/ 6,188

R. H. Saunders   "          "           10,000/ 35,000 $ 2,750/ 4,125


*Difference between the 12/31/02 Fair Market Value and the exercise price(s).

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

                        PENSION PLAN TABLE
                         Years of Service
Remuneration*    15        20       25         30        35
---------------------------------------------------------------
  125,000    32,523    43,581    53,988      65,046      65,046
  150,000    40,023    53,631    66,438      80,046      80,046
  175,000    47,523    63,681    78,888      95,046      95,046
  200,000    55,023    73,731    91,338     110,046     110,046
  225,000    62,523    83,781   103,788     125,046     125,046
  250,000    70,023    93,831   116,238     140,046     140,046
  300,000    85,023   113,931   141,138     170,046     170,046
  350,000   100,023   134,031   166,038     200,046     200,046
  400,000   115,023   154,131   190,938     230,046     230,046
  450,000   130,023   174,231   215,838     260,046     260,046
  500,000   145,023   194,331   240,738     290,046     290,046
  750,000   220,023   294,831   365,238     440,046     440,046
1,000,000   295,023   395,331   489,738     590,046     590,046
1,250,000   370,023   496,831   614,238     740,046     740,046
1,500,000   445,023   596,331   738,738     890,046     890,046
1,750,000   520,023   696,831   863,238   1,040,046   1,040,046
2,000,000   595,023   797,331   988,738   1,190,046   1,190,046

*Remuneration: Average of the highest five consecutive years of "Covered Compensation" out of the final ten years of service.

     "Covered Compensation" means "W-2 earnings" or "base earnings", if greater, as defined in the Pension Plan. W-2 earnings for pension purposes consist of salary (including 401(k) and Section 125/129 Plan contributions but not deferrals under a non-qualified Deferred Compensation Plan), bonus and taxable income attributable to restricted stock awards, stock appreciation rights, and the cash out of employee stock options. Salary and bonus amounts for the named executive officers for 2002 are as shown on the Summary Compensation Table. Compensation deferred under the corporation's non-qualified deferred compensation plan is included in Covered Compensation here because it is covered by the corporation's unfunded supplemental employees' retirement plan for the participants in that plan.

     Current Compensation covered by the Pension Plan for any named executive whose Covered Compensation differs by more than 10% from the compensation disclosed for that executive in the Summary Compensation Table: Mr. Kuhn, $1,354,066; Mr. Garneau, $1,119,821; Mr. Cahill, $444,501; Mr. Lubenstein, $579,000;
Mr. Saunders, $382,129.

     Federal law imposes certain limitations on annual pension benefits under the Pension Plan. For the named executive officers who are participants, the excess will be paid under the Corporation's unfunded supplemental employees' retirement plan.

     The executive officers named in Item 11(b) are participants in the plan and as of December 31, 2002, had the number of years of credited service indicated: Mr. Kuhn - 8.0; Mr. Garneau -
21.5 years; Mr. Cahill - 27.7 years; Mr. Lubenstein - 2.7 years;
Mr. Saunders - 7.0.

     Benefits are computed generally in accordance with the benefit formula described above.

G) COMPENSATION OF DIRECTORS. Effective January 1,2002, non-employee members of the Board of Directors of the corporation receive an annual retainer of $25,000 and a fee of $1,200 for attending each meeting of the Board and each meeting of a Committee of the Board, except that the Chairman of each committee receives a fee of $1,600 for attending each meeting of that Committee. The Vice Chairman is entitled to a fee of $2,500 per meeting when serving as the Chairman. Such fees may be received on a deferred basis. In addition, each non-employee director will receive a Restricted Stock Award for 500 shares (issued pursuant to the corporation's Stock Incentive Plan), providing for immediate vesting upon election as a director at the corporation's 2003 Annual Meeting of Shareholders.

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

Admiral Hardisty's consulting agreement with the Corporation, which was renewed for a period of one year effective March 1, 2002 at a per diem rate of $1,000.00 expired on February 28, 2003. A copy of such agreement was attached as Exhibit 10(f)(I) to the Corporation's Form 10-K for fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 15, 2002.

The corporation has also entered into an agreement with Walter Kozlow retaining him as a consultant for a period of two years following his retirement from regular employment effective December 31, 2001 at an annual rate of $242,500. A copy of such agreement was attached to the corporation's Form 10-Q filed with the Securities and Exchange
Commission on August 14, 2001.

Except as disclosed in Item 13, and except as described above and in connection with the corporation's Pension Plan and the corporation's non-qualified Deferred Compensation Plan, the corporation has no other employment contract, plan or arrangement with respect to any named executive officer which relates to employment termination for any reason, including resignation, retirement or otherwise, or a change in control of the corporation or a change in any such executive officer's responsibilities following a change of control, which exceeds or could exceed $100,000.

I)   Not Applicable.

J)   COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
IN COMPENSATION DECISIONS.

     1) The following persons served as members of the Personnel and Compensation Committee of the Corporation's Board of Directors during the last fiscal year: Brian E. Barents, E. Reeves Callaway, III, Frank C. Carlucci, Laney J. Chouest, M.D., Wanda L. Rogers, and Richard J. Swift.

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

-----------------------------------------------------------------
                                  Number of Shares
Class of                          Beneficially Owned
Common     Name and Address       as of February 1,   Percentage
Stock      Beneficial Owner       2003                  of Class
-----------------------------------------------------------------
Class B    Charles H. Kaman          258,375(1),(2)      38.69%
           Kaman Corporation
           1332 Blue Hills Avenue
           Bloomfield, CT 06002

           Holders of Mr. Kaman's    (2)
           Power of Attorney
           c/o John C. Yavis, Jr.
           Murtha Cullina LLP
           CityPlace I
           185 Asylum Street
           Hartford, CT 06105

Class B    Newgate Associates        199,802(3),(4)      29.91%
           Limited Partnership
           c/o Murtha Cullina, LLP
           CityPlace I
           185 Asylum Street
           Hartford, CT 06103

           Voting Trustees pursuant  (4)
           to a Voting Trust
           Agreement, dated as of
           August 14, 2000
           c/o John C. Yavis, Jr.
           Murtha Cullina LLP
           CityPlace I
           185 Asylum Street
           Hartford, CT 06105

Class B    C. William Kaman, II       64,446(5)           9.65%
           5367 Florence Point Drive
           Fernandina Beach, FL 32034

Class B    Robert D. Moses            51,177(6)           7.66%
           Farmington Woods
           Avon, CT 06001









(1) Excludes 1,471 shares held by Mrs. Kaman. Mr. Kaman shares beneficial ownership of these shares with the holders of a Power of Attorney, as described in note (2) below.

(2) The power to vote Mr. Kaman's shares of Class B common stock is shared through a durable power of attorney (the "Power of Attorney") with certain individuals who have the authority to vote Mr. Kaman's shares by majority vote. These individuals are: John S. Murtha, a director emeritus of the corporation and of counsel to the Hartford, Connecticut law firm, Murtha Cullina LLP, counsel to the corporation, Robert M. Garneau, Executive Vice President and Chief Financial Officer of the corporation, Roberta C. Kaman, Mr. Kaman's wife, C. William Kaman II, Mr. Kaman's son and a director and Vice Chairman of the Board of the corporation, Steven W. Kaman, Mr. Kaman's son, and Cathleen H. Kaman-Wood, Mr. Kaman's daughter.

(3) These shares are subject to a voting trust agreement dated August 14, 2000 (the "Voting Trust"), as described in note
     (4) below. Newgate shares beneficial ownership of such shares with the voting trustees of such trust, as described in note (4) below.

(4) The power to vote the shares of Newgate Associates Limited Partnership is vested in eleven voting trustees (the "Voting Trustees") under the Voting Trust, which has a term of ten
     (10) years, subject to renewal. The Voting Trustees consist of the six (6) individuals identified in footnote
     (2) above and the following five (5) individuals: T. Jack Cahill, President of Kaman Industrial Technologies Corporation, a subsidiary of the corporation, Paul R. Kuhn, Chairman, President, and Chief Executive Officer of the corporation, Huntington Hardisty and Eileen S. Kraus, directors of the corporation, and John C. Yavis, Jr., a partner of Murtha Cullina LLP, counsel to the corporation.

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

                                 Number of Shares
                    Class of     Beneficially Owned       Percentage
Name               Common Stock  as of February 1, 2003     of Class
--------------------------------------------------------------------
Brian E. Barents        Class A          3,000             *
T. Jack Cahill          Class A        101,856(1)          *
E. Reeves Callaway      Class A          3,000             *
Frank C. Carlucci       Class A          6,000(2)          *
Laney J. Chouest        Class A          4,923             *
John A. DiBiaggio       Class A          3,000             *
Robert M. Garneau       Class A        106,518(3)          *
                        Class B         24,404            3.48%
Huntington Hardisty     Class A         ------(4)          *
Edwin A. Huston         Class A          1,000             *
C. William Kaman, II    Class A         60,388(5)          *
                        Class B         64,446(6)         9.65%
Paul R. Kuhn            Class A        228,869(7)          *
                        Class B          3,288             *
Eileen S. Kraus         Class A          3,922             *
Joseph H. Lubenstein    Class A         49,800(8)          *
Walter H. Monteith, Jr. Class A          3,200             *
Wanda L. Rogers         Class A          3,000             *
Robert H. Saunders, Jr. Class A         45,922(9)          *
                        Class B            720             *
Richard J. Swift        Class A          1,000             *
All Directors and
Executive Officers      Class A        730,058(10)        3.35%
as a group **           Class B         94,020           14.08%

*    Less than one percent.
**   Excludes 22,400 Class A shares held by spouses of certain
     Directors and executive officers.

(1) Includes 47,600 shares subject to stock options exercisable or which will become exercisable within 60 days
(2)  Includes 6,000 shares held jointly with Mrs. Carlucci.
(3) Includes 38,100 shares subject to stock options exercisable or which will become exercisable within 60 days
(4)  Excludes 22,400 shares held by Mrs. Hardisty.
(5) Excludes 89,891 shares held by Mr. Kaman as Trustee, in which shares Mr. Kaman disclaims any beneficial ownership.





(6) Excludes 4,800 shares held by Mr. Kaman as Trustee in which shares Mr. Kaman disclaims any beneficial ownership.
(7) Includes 106,200 shares subject to stock options exercisable or which will become exercisable within 60 days.
(8) Includes 19,800 shares subject to stock options exercisable or which will become exercisable within 60 days.
(9) Includes 23,800 shares subject to stock options exercisable or which will become exercisable within 60 days.
(10) Includes 294,200 shares subject to stock options which will become exercisable within 60 days.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 2002, the corporation obtained legal services in the amount of $1,013,910 from the Hartford, Connecticut law firm of Murtha Cullina LLP of which Mr. John S. Murtha, is of counsel and Mr. John C. Yavis, Jr. is a partner. Mr. Murtha, a director emeritus of the corporation, is currently one of six holders of a power of attorney described in footnote (2) to the table entitled "Security Ownership of Certain Beneficial Owners", and a voting trustee of the Voting Trust described in footnote (4) of such table. Mr. Yavis currently serves as a voting trustee of the Voting Trust and as the general partner of Newgate Associates Limited Partnership.


                              PART IV

ITEM 14.  DISCLOSURE CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Within the ninety days prior to the date of this report, management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the corporation's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14 or 15d-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of February 3, 2003, that the corporation's disclosure controls and procedures are effective in providing assurance that information required to be disclosed by the corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported upon in a timely manner.
We note, however, that even the most well designed and executed controls systems are subject to inherent limitations and as a result, the control system cannot provide absolute assurance that its objectives will be met under all potential future conditions.

Changes in Internal Controls.   There have been no significant
changes in the corporation's internal controls or in other factors that could significantly affect these controls and procedures subsequent to February 3, 2003.


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K


  (a)(1)  FINANCIAL STATEMENTS.
          See Item 8 concerning financial statements appearing as Exhibit 13 to this Report.


  (a)(2)  FINANCIAL STATEMENT SCHEDULES.
          An index to the financial statement schedules immediately precedes such schedules.


  (a)(3)  EXHIBITS.
          An index to the exhibits filed or incorporated by reference immediately precedes such exhibits.


  (b) REPORTS ON FORM 8-K: A report on Form 8-K was filed with the Securities and Exchange Commission on October 21, 2002, File No. 333-66179, Document No. 0000054381-
          02-0000026 concerning the corporation's acquisition of Latin Percussion, Inc.

                              SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bloomfield, State of Connecticut, on this 26th day of March, 2003.

                           KAMAN CORPORATION
                           (Registrant)

                           /s/ Paul R. Kuhn
                           By  Paul R. Kuhn, Chairman, President
                           and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:            Title:                             Date:
---------------------------------------------------------------

/s/ Paul R. Kuhn
Paul R. Kuhn          Chairman, President, and   March 26, 2003
                      Chief Executive Officer
                      and Director

/s/ Robert M. Garneau
Robert M. Garneau     Executive Vice President    March 26, 2003
                      and Chief Financial Officer
                      (Principal Financial and
                      Accounting Officer)

/s/ Paul R. Kuhn
Paul R. Kuhn                                      March 26, 2003
Attorney-in-Fact for:

    Brian E. Barents         Director
    E. Reeves Callaway, III  Director
    Frank C. Carlucci        Director
    John A. DiBiaggio        Director
    Huntington Hardisty      Director
    Edwin A. Huston          Director
    C. William Kaman, II     Director
    Eileen S. Kraus          Director
    Walter H. Monteith, Jr.  Director
    Wanda L. Rogers          Director
    Richard J. Swift         Director

                            CERTIFICATIONS

I, Paul R. Kuhn, certify that:

1. I have reviewed this annual report on Form 10-K of Kaman
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:    March 26, 2003          By: /s/ Paul R. Kuhn
                                    ---------------------------
                                    Paul R. Kuhn
                                    Chairman, President and
                                    Chief Executive Officer
                                    (Duly Authorized Officer)

                               CERTIFICATIONS

I, Robert M. Garneau, certify that:

1. I have reviewed this annual report on Form 10-K of Kaman
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:    March 26, 2003          By: /s/ Robert M. Garneau
                                    ---------------------------
                                    Robert M. Garneau
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Duly Authorized Officer)

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

    Schedule V - Valuation and Qualifying Accounts

REPORT OF INDEPENDENT AUDITORS


KPMG LLP
Certified Public Accountants
One Financial Plaza
Hartford, Connecticut 06103

The Board of Directors and Shareholders
Kaman Corporation:

Under date of January 28, 2003, we reported on the consolidated balance sheets of Kaman Corporation and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002, as contained in the 2002 annual report to shareholders. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP



Hartford, Connecticut
January 28, 2003

                  KAMAN CORPORATION AND SUBSIDIARIES
              SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
                          (Dollars in Thousands)

                          YEAR ENDED DECEMBER 31, 2002
                                    Additions
                     BALANCE    CHARGED TO                     BALANCE
                     JANUARY 1, COSTS AND                      DECEMBER 31,
DESCRIPTION          2002       EXPENSES   OTHERS  DEDUCTIONS  2002
Allowance for
doubtful accounts    $3,939     $1,024     $ 110(B) $2,220(A)  $2,853
                     ======     ======     ======   ======     ======
Accumulated
amortization         $1,817     $-----(C)  $-----   $-----     $1,817
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

(A) Write-off of bad debts, net of recoveries.
(B) Additions to allowance for doubtful accounts attributable to acquisitions.
(C) In accordance with FASB 142, no amortization expense for goodwill has been recorded in 2002.

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

Exhibit 3b      The By-Laws of the corporation       by reference
                as amended on February 9, 1999
                has been filed with the Securities
                and Exchange Commission on Form
                10-K on March 16, 1999, as
                Document No. 99-03, and as amended
                by Document No. 0000054381-02-000022
                filed on August 14, 2002.

Exhibit 4a      Indenture between the corporation    by reference
                and Manufacturers Hanover Trust
                Company, as Indenture Trustee,
                with respect to the Corporation's
                6% Convertible Subordinated Debentures,
                has been filed as Exhibit 4.1 to
                Registration Statement No. 33 -
                11599 on Form S-2 of the corporation
                filed with the Securities and Exchange
                Commission on January 29, 1987.

Exhibit 4b      Revolving Credit Agreement           by reference
                between the corporation and The
                Bank of Nova Scotia and Fleet
                National Bank as Co-Administrative
                Agents and Bank One, N.A. as the
                Documentation Agent and The Bank of
                Nova Scotia and Fleet Securities, Inc.
                as the Co-Lead Arrangers and Various
                Financial Institutions dated as of
                November 13, 2000 filed as Exhibit 4
                to form 10-Q filed with the Securities
                and Exchange Commission on November 14,
                2000, Document No. 0000054381-00-500006,
                as amended by Document No. 0000054381-02-
                000022 filed on August 14, 2002.

Exhibit 4c      Credit Agreement between the        attached
                corporation, RWG Frankenjura-
                Industrie Flugwerklager GmbH, and
                Wachovia Bank, N.A., dated July 29,
                2002.  Schedules and Exhibits to the
                Credit Agreement, which are listed in
                its Table of Contents, are omitted but
                will be provided to the Commission upon
                request.

Exhibit 4d      The corporation is party to certain
                long-term debt obligations, such
                as real estate mortgages, copies
                of which it agrees to furnish to
                the Commission upon request.

Exhibit 10a     The Kaman Corporation 1993 Stock     attached
                Incentive Plan as amended effective
                February 25, 2003.

Exhibit 10b     The Kaman Corporation Employees      by reference
                Stock Purchase Plan as amended
                effective November 19, 1997 has been
                filed as an exhibit to the Corporation's
                Form 10-K Document No. 0000054381-98-09
                filed with the Securities and
                Exchange Commission on March 16, 1998,
                as amended by Document No. 0000054381-98-13 filed on March 27, 1998.

Exhibit 10c     Kaman Corporation Supplemental       by reference
                Employees' Retirement Plan, as
                amended has been filed as an exhibit
                to the Corporation's Form 10-K,
                Document No. 0000054381-02-000005
                filed with the Securities and Exchange
                Commission on March 14, 2002.

Exhibit 10d     Amended and Restated Deferred        attached
                Compensation Plan (Effective as of
                November 12, 2002, except where
                otherwise indicated).

Exhibit 10e(i)  Kaman Corporation Cash Bonus Plan    by reference
                (Amended and Restated Effective as
                of January 1, 2002) and First
                Amendment thereto was filed as an
                exhibit to the Corporation's Form 10-K
                Document No. 0000054381-02-000005,
                filed with the Securities and Exchange
                Commission on March 14, 2002.

Exhibit 10e(ii) Second Amendment to Kaman            attached
                Corporation Cash Bonus Plan
                (Amended and Restated Effective as
                of January 1, 2002).

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

Exhibit 10f(I)  Agreement between Kaman Aerospace    by reference
                Corporation and Huntington
                Hardisty effective March 1, 2002
                has been filed as exhibit to the
                Corporation's Form 10-K, Document
                No. 0000054381-02-000005 filed with
                the Securities and Exchange Commission
                on March 14, 2002.

Exhibit 10g     Notice of change of control          by reference
                filed as Exhibit 99 to the
                corporation's Form 8-K dated
                August 16, 2000 as Document
                No. 54381-00-000010.

Exhibit 11      Statement regarding computation      attached
                of per share earnings.

Exhibit 13      Portions of the Corporation's        attached
                2002 Annual Report to
                Shareholders as required by
                Item 8.

Exhibit 21      Subsidiaries.                       attached

Exhibit 23      Consent of Independent Auditors.    attached

Exhibit 24      Power of attorney under which       attached
                this report has been signed on
                behalf of certain directors.

Exhibit 99.1    Certification of Chief Executive    attached
                Officer

Exhibit 99.2    Certification of Chief Financial     attached
                Officer