Form 10-Q
period 2003-03-31
KAMAN CORP
filed 2003-05-07
CIK 54381

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE --- SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
    ENDED March 31, 2003.
          --------------
    OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE --- SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM              TO
    ------------------   ------------------.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)
                           Yes x   No
                              ---    ---

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes x   No
                              ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 1, 2003:

                         Class A Common   21,878,223
                         Class B Common      667,814

                            Page 1 of 31 Pages

                      KAMAN CORPORATION AND SUBSIDIARIES
                       PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:

             Condensed Consolidated Balance Sheets(In thousands)

       Assets                      March 31, 2003     December 31, 2002
       ------                    ------------------  -------------------

Current assets:

  Cash and cash equivalents                $  8,224             $  5,571
  Accounts receivable                       217,515              195,857
  Inventories:
    Contracts and other
      work in process            $ 69,263               61,917
    Finished goods                  6,674                7,742
    Merchandise for resale         94,556   170,493     95,056   164,715
                                  -------              -------

  Income taxes receivable                         -                5,192
  Deferred income taxes                      28,459               28,450
  Other current assets                       13,762               14,460
                                            -------              -------
    Total current assets                    438,453              414,245

Property, plant & equip., at cost 151,358              161,918
  Less accumulated depreciation
    and amortization               97,261              100,283
                                  -------              -------

  Net property, plant & equipment            54,097               61,635
Goodwill and other intangible assets         49,987               50,994
Other assets, net                             8,610                8,666
                                            -------              -------
      Total assets                         $551,147             $535,540
                                            =======              =======















                      KAMAN CORPORATION AND SUBSIDIARIES
                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:
        Condensed Consolidated Balance Sheets(In thousands) (continued)


                                  March 31, 2003     December 31, 2002
                                 ------------------  -------------------

      Liabilities and Shareholders' Equity
      ------------------------------------
Current liabilities:

  Notes payable, incl. current
    portion of long-term debt              $ 12,233             $ 10,307
  Accounts payable                           52,981               46,664
  Accrued contract loss                      26,758               26,674
  Accrued restructuring costs                 7,514                7,594
  Other accrued liabilities                  20,947               23,583
  Advances on contracts                      20,792               22,318
  Other current liabilities                  20,289               19,954
  Income taxes payable                        5,260                    -
                                            -------              -------
    Total current liabilities               166,774              157,094

Long-term debt, excl. current portion        54,235               60,132
Other long-term liabilities                  26,314               26,367
Shareholders' equity                        303,824              291,947
                                            -------              -------
      Total liabilities and
        Shareholders' Equity               $551,147             $535,540
                                            =======              =======














See accompanying notes to condensed consolidated financial statements.

                      KAMAN CORPORATION AND SUBSIDIARIES
                PART I - FINANCIAL INFORMATION, Continued

Item 1. Financial Statements, Continued:

           Condensed Consolidated Statements of Operations
              (In thousands except per share amounts)

                                           For the Three Months
                                              Ended March 31,
                                           --------------------
                                              2003        2002
                                              ----        ----
Net sales                                  $216,010     $223,093

Costs and expenses:
   Cost of sales                            159,956      162,683
   Selling, general and
     administrative expense                  49,137       51,407
   Other operating (income)/expense, net       (273)        (270)
   Net gain on sale of product line and
     other assets                           (16,849)           -
   Interest expense, net                        768          446
   Other expense, net                           405          216
                                           --------     --------
                                            193,144      214,482
                                           --------     --------

Earnings before income taxes                 22,866        8,611

Income taxes                                  8,900        3,270
                                           --------     --------
Net earnings                               $ 13,966     $  5,341
                                           ========     ========

Net earnings per share:
   Basic                                   $    .62     $    .24
   Diluted                                 $    .60     $    .24
                                           ========     ========


Dividends declared per share               $    .11     $    .11
                                           ========     ========





See accompanying notes to condensed consolidated financial statements.

                          KAMAN CORPORATION AND SUBSIDIARIES
                      PART I - FINANCIAL INFORMATION, Continued

Item 1. Financial Statements, Continued:
                  Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                    For the Three Months
                                                        Ended March 31,
                                                    --------------------
                                                       2003       2002
                                                    ---------   --------
Cash flows from operating activities:
  Net earnings                                       $ 13,966    $ 5,341
  Depreciation and amortization                         2,626      2,760
  Net gain on sale of product line and other assets   (16,849)         -
  Other, net                                              191        896
  Changes in current assets and liabilities,
   excluding effects of divestiture:
    Accounts receivable                               (24,209)   (21,565)
    Inventory                                          (7,108)     5,166
    Income taxes receivable                             5,192          -
    Accounts payable                                    6,393     (7,849)
    Advances on contracts                                (747)     2,069
    Income taxes payable                                5,260      2,296
    Changes in other current assets and liabilities    (1,510)    (5,779)
                                                     --------   --------
    Cash provided by (used in) operating
      activities                                      (16,795)   (16,665)
                                                     --------   --------
Cash flows from investing activities:
  Proceeds from sale of product line and other assets  28,021          -
  Expenditures for property, plant & equipment         (1,789)    (1,361)
  Acquisition of business, less cash acquired               -     (1,724)
  Other, net                                             (461)       (41)
                                                     --------   --------
    Cash provided by (used in) investing
      activities                                       25,771     (3,126)
                                                     --------   --------














                          KAMAN CORPORATION AND SUBSIDIARIES
                      PART I - FINANCIAL INFORMATION, Continued

Item 1. Financial Statements, Continued:
                  Condensed Consolidated Statements of Cash Flows (continued)
                                 (In thousands)

                                                    For the Three Months
                                                        Ended March 31,
                                                    --------------------
                                                       2003       2002
                                                    ---------   --------
Cash flows from financing activities:
  Changes to notes payable                              1,926        238
  Reductions to long-term debt                         (5,897)    (1,660)
  Dividends paid                                       (2,471)    (2,451)
  Purchases of treasury stock                            (205)         -
  Proceeds from sale of stock                             324        438
                                                     --------   --------
    Cash provided by (used in) financing
      activities                                       (6,323)    (3,435)
                                                     --------   --------
Net increase (decrease) in cash and cash equivalents    2,653    (23,226)

Cash and cash equivalents at beginning of period        5,571     30,834
                                                     --------   --------
Cash and cash equivalents at end of period           $  8,224   $  7,608
                                                     ========   ========




















See accompanying notes to condensed consolidated financial statements.

                     KAMAN CORPORATION AND SUBSIDIARIES
                 PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:

     Notes to Condensed Consolidated Financial Statements
                         (In thousands)

Basis of Presentation
---------------------

The December 31, 2002 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of Kaman Corporation and subsidiaries.

In the opinion of management, the balance of the condensed financial information reflects all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented and are of a normal recurring nature, unless otherwise disclosed in this report.

The statements should be read in conjunction with the notes to the consolidated financial statements included in Kaman
Corporation's 2002 Annual Report.

Cash Flow Items
---------------

Cash payments for interest were $1,168 and $911 for the three months ended March 31, 2003 and 2002, respectively. Cash payments (refunds) for income taxes for the comparable periods were $(1,568) and $236, respectively.

Comprehensive Income
--------------------

Comprehensive income was $14,023 and $5,347 for the three months ended March 31, 2003 and 2002, respectively. Comprehensive income includes net earnings plus foreign currency translation adjustments.

Net Gain on Sale of Product Line
--------------------------------

On January 15, 2003, the corporation sold its electric motor and drive business to DRS Technologies, Inc. The results for the first quarter 2003 include an after-tax gain of $10,100 as a result of this transaction.

                 KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:

     Notes to Condensed Consolidated Financial Statements
                             (In thousands)

Accounts Receivable
-------------------

Accounts receivable consist of the following:

                                           March 31,   December 31,
                                             2003         2002
                                           --------    -----------
Trade receivables, net of allowance
  for doubtful accounts of
  $2,911 in 2003, $2,853 in 2002           $ 80,127      $ 72,471


U.S. Government contracts:

  Billed                                     15,387        11,607

  Recoverable costs and accrued profit
    - not billed                             20,326        21,225


Commercial and other government contracts:

  Billed                                     26,478        21,628

  Recoverable costs and accrued profit
    - not billed                             75,197        68,926
                                           --------      --------

    Total                                  $217,515      $195,857
                                           ========      ========













                 KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:

     Notes to Condensed Consolidated Financial Statements
                             (In thousands)

Shareholders' Equity
--------------------

Changes in shareholders' equity were as follows:

  Balance, January 1, 2003                          $291,947

     Net earnings                                     13,966
     Foreign currency translation adjustment              57
                                                    --------
       Comprehensive income                           14,023

     Dividends declared                               (2,478)

     Purchase of treasury stock                         (205)

     Employee stock plans                                537
                                                    --------
  Balance, March 31, 2003                           $303,824
                                                    ========

Restructuring Costs
-------------------
The following table displays the activity and balances of these pre-tax charges as of March 31, 2003:

                                           Deductions
                                           ----------
                      Balance at         Cash     Non-Cash     Balance at
                   December 31, 2002   Payments   Charges    March 31, 2003
                   -----------------   --------   --------   --------------
Restructuring costs
-------------------
  Employee termination
    benefits             $ 2,594       $    80    $     -       $ 2,514
  Facility closings        5,000             -          -         5,000
                          ------        ------     ------        ------
    Total restructuring
      costs              $ 7,594       $    80    $     -       $ 7,514
                          ======        ======     ======        ======



                 KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:

     Notes to Condensed Consolidated Financial Statements
              (In thousands except share amounts)

Business Segments
-----------------
Summarized financial information by business segment is as follows:
                                            For the Three Months
                                               Ended March 31,
                                         -------------------------
                                            2003            2002
                                         ---------       ---------
Net sales:
  Aerospace                               $ 61,724        $ 75,601
  Industrial Distribution                  120,266         117,441
  Music Distribution                        34,020          30,051
                                          --------        --------
                                          $216,010        $223,093
                                          ========        ========
Operating profit:
  Aerospace                               $  7,210        $  9,150
  Industrial Distribution                    2,797           2,593
  Music Distribution                         1,847           1,355
                                          --------        --------
                                            11,854          13,098

  Interest, corporate and
    other expense, net                      (5,837)         (4,487)

  Gain on sale of product line
    and other assets                        16,849               -
                                          --------        --------
  Earnings before income taxes            $ 22,866        $  8,611
                                          ========        ========

                                          March 31,     December 31,
                                            2003            2002
                                          --------        --------
Identifiable assets:
  Aerospace                               $317,735        $308,275
  Industrial Distribution                  147,231         144,585
  Music Distribution                        68,785          68,448
  Corporate                                 17,396          14,232
                                          --------        --------
                                          $551,147        $535,540
                                          ========        ========

                 KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:

Stock Option Accounting
-----------------------

The following table reflects pro forma net earnings and earnings per share had the company elected to record employee stock option expense based on the fair value methodology:

                                            For the Three Months
                                               Ended March 31,
                                         -------------------------
                                            2003            2002
                                          --------        --------
Net earnings:

  As reported                             $13,966         $ 5,341

  Less stock option expense                  (316)           (347)

  Tax effect                                  123             132
                                           ------          ------
    Pro forma net earnings                $13,773         $ 5,126
                                           ======          ======


Earnings per share - basic:

  As reported                               0.62            0.24

  Pro forma after option expense            0.61            0.23


Earnings per share - diluted:

  As reported                               0.60            0.24

  Pro forma after option expense            0.60            0.23


These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The pro forma amounts assume that the company had been following the fair value approach since the beginning.

                       KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Results of Operations
---------------------

Consolidated net sales for the three months ended March 31, 2003 were $216.0 million compared to $223.1 million for the same period of 2002. Results for the quarter reflect continuing economic uncertainty, weakness in commercial aerospace markets, concerns about the war in Iraq and its aftermath, and rising energy costs.

Aerospace segment net sales were $61.7 million for the first quarter of 2003 (including $7.1 million from acquisitions made during the past year) compared to $75.6 million in the comparable 2002 quarter (which included $6.8 million from two operations that have been sold in the past year), principally due to weakness in commercial aerospace markets, the wind down of the New Zealand SH-2G program (which is essentially completed) and the Australia SH-2G program (which is nearing completion), and lack of new SH-2G production orders or K-MAX helicopter sales in the quarter.

The Aerospace segment's programs include helicopter manufacturing along with spare parts and support; aerostructure and helicopter subcontract work as well as manufacture of components such as self-lubricating bearings and drive-line couplings for aircraft applications; and advanced technology products.

The corporation's helicopter programs include the SH-2G multi-mission maritime helicopter and the K-MAX medium-to-heavy external lift helicopter. This business generated sales of $17.7 million in the first quarter (about 29% of Aerospace segment sales) compared to $24.5 million in the same period last year (approximately 33% of the segment's sales). The SH-2G remanufactured helicopter constitutes virtually all of the segment's helicopter program sales. SH-2G helicopter programs are currently in process for the governments of Australia, New Zealand and Poland.

Work continues on the SH-2G (A) program for Australia which involves eleven helicopters with support, including a support services facility, for the Royal Australian Navy (RAN). The total contract has an anticipated value of about $711 million (US). The helicopter production portion of the program is valued at approximately $590 million, of which about 93% has been recorded as sales through March 31, 2003. As previously reported, this contract is now in a loss position due to a $25.0 million charge taken in

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

the second quarter of 2002 and a $31.2 million pre-tax charge taken in the second quarter of 2001, both primarily associated with an increase in anticipated costs to complete the program.

Ten of the aircraft are substantially complete; the corporation has retained the eleventh aircraft for test purposes. All of the aircraft lack the full Integrated Tactical Avionics System (ITAS) software because of a contract dispute with the original software supplier. The corporation has retained replacement subcontractors that are in the process of completing that element of the program while the corporation now has responsibility for aircraft system integration (previously a subcontracted task). The corporation and the RAN have agreed on a plan for phased acceptance of the aircraft and completion of aircraft deliveries. Under the agreement, phased acceptance is contingent upon the RAN's satisfaction with the company's progress with respect to certain important project milestones during 2003. The corporation continues to expect that the software will be fully completed, installed and operational on all of the Australia aircraft by the end of 2004.

The program for New Zealand, involving five aircraft with support to serve the Royal New Zealand Navy, is essentially complete as the fifth and final aircraft was accepted by the New Zealand government in the first quarter of 2003. The contract has an anticipated value of about $189 million (US), of which about 98% has been recorded as revenue through March 31, 2003.

The corporation is continuing work on a small program to refurbish four existing SH-2G aircraft previously in service with the U.S. Navy Reserves to operate aboard two Polish Navy frigates. The program involves reactivation of the aircraft, training, and logistics support, including delivery of initial spares components. Reactivation of two aircraft was completed in the fourth quarter of 2002 and they have been accepted. The balance of the program is scheduled for completion by the third quarter of 2003.

The corporation is also participating in a competition to supply up to six search and rescue helicopters to the Egyptian government and is proposing to supply remanufactured SH-2Gs for that requirement. The corporation's involvement in this process began in early 1999. Based upon discussions with Egyptian officials in the past few months, management believes that the selection process is being further delayed and is not likely to result in an award announcement in 2003.

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

Based upon a market evaluation of the K-MAX helicopter program which followed several years of significant market difficulties, management made a determination in the second quarter of 2002 that it would produce additional aircraft only upon firm order by a customer and would pursue both a sale and short-term lease program for existing new and used K-MAX aircraft inventory. No sales or leases for the aircraft were entered into during the first quarter of 2003.

The Aerospace segment also performs aerostructure and helicopter subcontract work for a variety of aerospace manufacturers and produces proprietary self-lubricating bearings. This business generated sales of $32.2 million in the first quarter of 2003 (about 52% of Aerospace segment sales) compared to $35.0 million for same period a year ago (about 46% of this segment's sales). This element of the segment is an area of strategic emphasis for the corporation; however, performance continues to be adversely affected by weakness in the commercial aerospace market.

Aerostructures subcontract work involves commercial and military aircraft programs. Current programs include production of assemblies such as wing structures and other parts for virtually all Boeing commercial aircraft and the C-17 military transport. Helicopter subcontract work involves commercial helicopter programs. Current work includes multi-year contracts for production of fuselages and rotor systems for various MD Helicopters, Inc. (MDHI) aircraft. Total orders received from MDHI are running at significantly lower rates than originally anticipated due to lower than expected demand. The corporation has

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

developed a large investment in its contracts with MDHI (including receivables, start-up costs, and other program expenditures) and has experienced difficulty with receipt of payments from this customer. Management is concerned about this exposure and is working with MDHI in an effort to address their payment issues.

The segment manufactures proprietary self-lubricating bearings used in aircraft flight controls, turbine engines and landing gear and produces driveline couplings for helicopters. This business continues to be affected by the drop-off in commercial and regional aircraft manufacturing, although the effect has been offset to some degree by increases in commercial aftermarket and military programs. The corporation strengthened its presence in European markets in July 2002 with the acquisition of RWG Frankenjura-Industrie Flugwerklager GmbH ("RWG"), a German specialty bearing manufacturer, whose largest customer is Airbus Industrie.

The Aerospace segment also produces advanced technology products and this portion of the segment's business is expected to benefit from increased defense spending as materiel used in the war in Iraq is replenished. Sales for the first quarter of 2003 were $11.8 million (approximately 19% of Aerospace segment sales) compared to $16.1 million in the prior year period (21% of this segment's sales). These products involve systems, devices and assemblies for a variety of military and commercial applications, including safe, arm and fuzing devices for several missile and bomb programs; high reliability memory systems for airborne, shipboard, and ground-based programs; precision non-contact measuring systems for industrial and scientific use; and electro-optic systems for mine detection and other applications.

The corporation's Dayron operation, which was acquired in July 2002, is a weapons fuze manufacturer for a variety of munitions programs and has the contract to develop a fuze for the U.S. Air Force and Navy Joint Programmable Fuze (JPF) program. As a result of qualification test results received during the first quarter of 2003, the corporation is implementing certain changes to the fuze production process. The customer has also requested incorporation of a modification to the fuze and management currently expects to complete the changes and resume final qualification testing by early in the third quarter of 2003.

In the third quarter of 2002, the corporation was selected to participate on a Northrop Grumman-led team for a U.S. Navy program

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

to design and develop the Rapid Airborne Mine Clearance System, a helicopter-borne clearance capability system for near surface and surface moored sea mines that will provide airborne mine defense for carrier battle groups and amphibious ready groups. The corporation will be responsible for the laser-based target sensor subsystem development. The 36-month subcontract is valued at approximately $7.6 million. In October of 2002, the corporation was selected to participate with the University of Arizona to build a collimator, a device used for testing large optical systems in a vacuum environment. The corporation's portion of the five-year contract is valued at about $12.8 million, with the majority of the work expected to occur in 2003.

The corporation has divested two non-core portions of the Aerospace segment in the past twelve months. Specifically, in the second quarter of 2002, the corporation sold its microwave products line. That product line was formerly associated with the Kaman Sciences Corp. subsidiary which was sold in 1997. Microwave product sales were about $1.9 million in the first quarter of 2002. In January 2003, the corporation sold its Electromagnetics Development Center
(EDC), an electric motor and drive business that had sales of approximately $4.9 million in the first quarter 2002. This operation is part of the industry team selected by the U.S. Navy to design the integrated electric drive system for the Navy's DD(X) next generation surface vessel.

Industrial Distribution segment net sales for the first quarter of 2003 were $120.3 million (including $1.3 million from an acquisition made in March 2002) compared to $117.4 million a year ago. Since the segment's customers include nearly every sector of U.S. industry, this business is influenced by industrial production levels and has been adversely affected by continuing uncertainty in the economy. Cost reduction activity has helped the segment remain profitable during this period and management believes that when economic recovery occurs, the segment will be in a good position to benefit due to its lean operating posture.

In the past, the Industrial Distribution segment has been one of numerous defendants in a few "John Doe" type legal proceedings generally relating to parts allegedly supplied to the U.S. Navy's shipyard in San Diego, California by a predecessor company over 25 years ago, that may have contained asbestos. The corporation settled those few claims for nominal amounts with contribution by insurance carriers. There was an increase in the number of claims in the third quarter of 2002, however since then the rate of new

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

claims has declined.  Management believes that the Industrial
Distribution segment has good defenses to these claims, which it intends to assert and does not currently expect that this situation will have a material adverse effect on the corporation.

Music Distribution segment net sales for the first quarter of 2003 were $34.0 million, including $4.0 million from the acquisition of Latin Percussion, Inc. ("LP") in October 2002, compared to $30.1 million for the same period last year, which management considers to be reasonably good performance considering current economic circumstances. The LP operation has now been integrated into the segment and is providing a solid contribution to sales and earnings.

The corporation's segments, in total, had net operating profits of $11.9 million for the first quarter of 2003 compared to $13.1 million the previous year.

For the first quarter of 2003, the Aerospace segment had operating profits of $7.2 million compared to $9.2 million last year.
These results reflect reduced revenues in the segment's helicopter programs and weakness in the commercial aerospace market. As a whole, the Aerospace segment is experiencing a production void generated by the winding down of the New Zealand and Australian helicopter programs, the absence of new helicopter production orders and continued softening in the commercial aerospace market. Because of the lower production levels, which continued throughout the first quarter of 2003, overhead expenditures are being absorbed at higher rates by active programs, which has resulted in higher costs and generally lower profitability for those programs. As previously reported, this condition has necessitated significant measures which are being taken to maintain Aerospace segment profitability during this period, including staff reductions and other cost-cutting measures in an attempt to bring operating overheads in line with a lower revenue base. These actions are expected to continue, along with the previously announced closure of the corporation's aircraft manufacturing plant in Moosup, Connecticut, by the end of 2003. In connection with that plant closure, the corporation recorded a charge of about $3.3 million in the second quarter of 2002 relating to severance costs at the Moosup and Bloomfield, Connecticut locations which is expected to involve the separation from service of approximately 400 employees (of which $776 thousand had been paid for 131 such separations as

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

of March 31, 2003). The work performed at the Moosup facility will be relocated to other company facilities. As a result, in the first quarter of 2003, the corporation incurred $700 thousand in ongoing costs related to these relocation and recertification activities.

Operating profits in the Industrial Distribution segment were $2.8 million in the first quarter of 2003 compared to $2.6 million in the prior year period. These results reflect continuing pricing pressures in the marketplace and continuing difficult economic conditions affecting the segment's customer base. The industry's practice of providing vendor incentives (i.e., vendors provide inventory purchase rebates to distributors at specified volume-purchasing levels) continues to be an important contributor to this segment's operating profits.

The Music Distribution segment's operating profits for the first quarter of 2003 were $1.8 million compared to $1.4 million the previous year, primarily due to the addition of LP.

Net earnings for the first quarter were $14.0 million, or $0.60 per share diluted, compared to $5.3 million, or $0.24 per share diluted the previous year. First quarter 2003 results include an after-tax gain of $10.1 million, or $0.45 on a per share basis, from the sale of the EDC operation in January 2003.

For the quarter ended March 31, 2003, interest expense was about
$788 thousand compared to $536 thousand for the previous year's quarter.

The consolidated effective income tax rate for the period ended
March 31, 2003 was 38.9% compared to 38.0% for the same quarter last year.

The corporation has not been required to make a contribution to its tax-qualified defined benefit pension plan since 2000. As a result of market conditions, the corporation expects to expense approximately $2.9 million in 2003 and make a contribution of $1.4 million for 2003, based upon the asset value of the pension trust fund as of December 31, 2002.

CRITICAL ACCOUNTING POLICIES
----------------------------

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations Continued)

of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are disclosed in the Notes to Consolidated Financial Statements in the corporation's Annual Report on Form 10-K for the year ended December 31, 2002. The most significant current areas involving management judgments and estimates are described below. Actual results could differ from those estimates.


LONG-TERM CONTRACTS - REVENUE RECOGNITION
-----------------------------------------

Sales and estimated profits under long-term contracts are principally recognized on the percentage-of-completion method of accounting, generally using either a ratio that costs incurred bear to estimated total costs, after giving effect to estimates of costs to complete based upon most recent information for each contract, or units-of-delivery as the measurement basis for effort accomplished. Reviews of contracts are made regularly throughout their lives and revisions in profit estimates are recorded in the accounting period in which the revisions are made. Any anticipated contract losses are charged to operations when first indicated.


ACCOUNTS RECEIVABLE
-------------------

Trade accounts receivable consist of amounts billed and currently due from customers. The allowance for doubtful accounts reflects management's best estimate of probable losses inherent in the trade accounts receivable balance. Management determines the allowance for doubtful accounts based on known troubled accounts, historical experience, and other currently available evidence. Billed amounts for U.S. Government, commercial, and other government contracts consist of amounts billed and currently due from customers. Recoverable costs and accrued profit - not billed for U.S. Government, commercial, and other government contracts primarily relate to costs incurred on contracts which will become billable upon future deliveries, achievement of specific contract milestones or completion of engineering and service type contracts.

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

GOODWILL AND OTHER INTANGIBLE ASSETS ACCOUNTING
-----------------------------------------------

Goodwill and certain other intangible assets are no longer required to be amortized but rather are evaluated at least annually for impairment. The corporation utilizes discounted cash flow models to determine fair value used in the goodwill and other intangible asset impairment evaluations. Management's estimates of fair value are based upon factors such as projected sales and cash flows and other elements requiring significant judgments. The corporation utilizes the best available information to prepare its estimates and perform impairment evaluations; however, actual results could differ significantly, resulting in the future impairment of recorded goodwill and other intangible asset balances.

VENDOR INCENTIVES
-----------------

The corporation enters into agreements with certain vendors providing for inventory purchase rebates that are generally earned upon achieving specified volume-purchasing levels. The corporation recognizes these rebates as a reduction in cost of goods sold as rebates are earned. While management believes that the corporation will continue to receive rebates from vendors, there can be no assurance that vendors will continue to provide comparable amounts in the future.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the first quarter of 2003, operating activities used a net
$16.8 million of cash, principally due to increased accounts receivable and inventories in the Aerospace segment and increased accounts receivable in the Industrial Distribution segment. In the

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

Aerospace segment, accounts receivable increased primarily due to the Australia SH-2G program and certain Boeing programs. This was offset primarily by a decrease in income taxes receivable and an increase in income taxes payable, and to some degree by increases in accounts payable, mostly in the Industrial Distribution segment.

During the first quarter of 2003, the largest element of cash provided from investing activities consisted of the proceeds from the sale of the EDC operation in January of 2003. Cash used in financing activities for the first quarter of 2003 consisted of reductions in long-term debt and payments of dividends to shareholders.

At March 31, 2003, the corporation had $21.6 million of its 6% convertible subordinated debentures outstanding. The debentures are convertible into shares of Class A common stock at any time on or before March 15, 2012 at a conversion price of $23.36 per share, generally at the option of the holder. Pursuant to a sinking fund requirement that began March 15, 1997, the corporation redeems approximately $1.7 million of the outstanding principal of the debentures each year.

In November 2000, the corporation's board of directors approved a replenishment of the corporation's stock repurchase program, providing for repurchase of an aggregate of 1.4 million Class A common shares for use in administration of the corporation's stock plans and for general corporate purposes. As of March 31, 2003, a total of about 269,000 shares had been repurchased under this replenishment program.

The corporation maintains a revolving credit agreement involving a group of financial institutions. The agreement provides a maximum unsecured line of credit of $225 million which consists of a $150 million commitment for five years, and a $75 million commitment under a "364 day" arrangement which is renewable annually for an additional 364 days, upon the consent of the banks. The entire facility expires in 2005. The $75 million commitment was renewed in November 2002. The most restrictive of the covenants contained in the agreement requires the corporation to have EBITDA, as defined, at least equal to 300% of net interest expense, on the basis of a rolling four quarters and a ratio of consolidated total indebtedness to total capitalization of not more than 55%. Late in the second quarter of 2002, an amendment to the revolving credit agreement was entered into, under which the non-cash portion of charges taken in the second quarter of 2002 were excluded from the financial covenant calculations.

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

Letters of credit are generally considered borrowings for purposes of the revolving credit agreement. A total of $49.0 million in letters of credit were outstanding at March 31, 2003, much of which is related to the Australia SH-2G program. Further reductions to the Australia letters of credit are anticipated as mutually agreed performance milestones are reached under an agreement between the corporation and the Australian government regarding the process for completion of delivery of the SH-2G(A) aircraft with the full ITAS software.

Total average bank borrowings were $39.9 million for the first quarter of 2003 compared to $3.4 million in the same period of 2002. During 2002, cash in the amount of $51.2 million was used for the acquisitions of RWG and Dayron in the Aerospace segment, a sixty percent interest in Delamac de Mexico S.A. de C.V. in the Industrial Distribution segment, and LP in the Music Distribution segment. In connection with the acquisition of RWG, in July 2002 the corporation established a 9.5 million Euro term loan and revolving credit facility with one of its revolving credit agreement lenders having offices in London. In general, the agreement contains the same financial covenants as the revolving credit agreement described previously and the term of this facility will expire at the same time as the revolving credit agreement.

Management believes that the corporation's annual cash flow from operations and available unused bank lines of credit under its revolving credit agreement will be sufficient to finance its working capital and other recurring capital requirements for the foreseeable future.

FORWARD-LOOKING STATEMENTS
--------------------------

This report contains forward-looking information relating to the corporation's business and prospects, including the SH-2G and K-MAX helicopter programs, aerostructures and helicopter subcontract programs and components, advanced technology products, including fuzes for the JPF program, the industrial and music distribution businesses, operating cash flow, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of competitions and thereafter contract negotiations with government authorities, including foreign governments; 2) political developments in

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

countries where the corporation intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) economic and competitive conditions in markets served by the corporation, including industry consolidation in the United States and global economic conditions; 5) attainment of remaining project milestones and satisfactory completion of the Australian SH-2G(A) program; 6) recovery of the corporation's investment in the MD Helicopter, Inc. contracts; 7) actual costs for moving equipment and re-certifying products and processes in connection with closure of the Moosup, Connecticut facility; 8) JPF program final qualification test results and receipt of production orders; 9) achievement of enhanced business base in the Aerospace segment in order to better absorb overhead; 10) successful sale or lease of existing K-MAX inventory; 11) the impact of acquisitions upon the corporation's businesses and the profitable integration of such acquired operations; 12) U.S. industrial production levels; 13) changes in supplier sales or vendor incentive policies; 14) the effect of price increases or decreases; 15) aftermath of the war in Iraq;
and 16) currency exchange rates, taxes, changes in laws and regulations, interest rates, inflation rates, general business conditions and other factors. Any forward-looking information should be considered with these factors in mind.


Item 3.    Quantitative and Qualitative Disclosures About
           Market Risk

There has been no significant change in the corporation's exposure to market risk during the quarter ended March 31, 2003. Please see the corporation's annual report on Form 10-K for the year ended December 31, 2002 for discussion of the corporation's exposure to market risk.

                   KAMAN CORPORATION AND SUBSIDIARIES
                PART I - FINANCIAL INFORMATION, Continued


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

The Chief Executive Officer and the Chief Financial Officer have evaluated these controls and procedures within the past 90 days and as of April 15, 2003, they concluded that such controls and procedures are effective. There have been no significant changes in the corporation's internal controls or in other factors that could significantly affect these controls and procedures subsequent to April 15, 2003.

                 KAMAN CORPORATION AND SUBSIDIARIES
                     PART II - OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders

The annual meeting of the shareholders of the Corporation was held at the offices of the Corporation on April 15, 2003. Following is a brief description of each matter voted upon at the meeting:

1.    Election of Directors
      ---------------------

The following eleven (11) individuals were elected directors of the Corporation to serve until the next annual meeting and until their successors have been elected:

Brian E. Barents    E. Reeves Callaway III  John A. DiBiaggio
Huntington Hardisty Edwin A. Huston         C. William Kaman II
Eileen S. Kraus     Paul R. Kuhn            Walter H. Monteith, Jr.
Wanda Lee Rogers    Richard J. Swift

For each director, the Class B shareholders voted 573,240 shares in favor, none against, with no abstentions and no broker non-votes.


2.    Ratification of KPMG LLP Appointment
      ------------------------------------

A proposal to ratify the appointment of KPMG LLP as the Corporation's auditors during the ensuing year was adopted by the Class B shareholders who voted 573,240 in favor, none against, with no abstentions and no broker non-votes.

                  KAMAN CORPORATION AND SUBSIDIARIES
                     PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

        (a) Exhibits to Form 10-Q:

11     Earnings per share computation
99.1   Certification of Chief Executive Officer
99.2   Certification of Chief Financial Officer

        (b) Report on Form 8-K filed in the first quarter of 2003:

            (1)  A report on Form 8-K was filed on January 15,
                 2003, reporting that the company had sold its electric motor and drive business to DRS
                 Technologies, Inc.

        (c) Report on From 8-K filed subsequent to the first quarter of 2003:

            (1) A report on Form 8-K was filed on April 15, 2003 reporting the company's financial results for the quarter ended March 31, 2003 and describing actions taken at the shareholders' meeting on April 15, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    KAMAN CORPORATION
                                    Registrant


Date:    May 7, 2003               By: /s/ Paul R. Kuhn
                                    -----------------------------
                                    Paul R. Kuhn
                                    Chairman, President and
                                    Chief Executive Officer
                                    (Duly Authorized Officer)


Date:    May 7, 2003               By: /s/ Robert M. Garneau
                                    -----------------------------
                                    Robert M. Garneau
                                    Executive Vice President and
                                    Chief Financial Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

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

                  KAMAN CORPORATION AND SUBSIDIARIES

CERTIFICATIONS Continued

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



Date:    May 7, 2003               By: /s/ Paul R. Kuhn
                                    -----------------------------
                                    Paul R. Kuhn
                                    Chairman, President and
                                    Chief Executive Officer

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

                  KAMAN CORPORATION AND SUBSIDIARIES

CERTIFICATIONS Continued

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



Date:    May 7, 2003               By: /s/ Robert M. Garneau
                                    -----------------------------
                                    Robert M. Garneau
                                    Executive Vice President and
                                    Chief Financial Officer

                 KAMAN CORPORATION AND SUBSIDIARIES

                           Index to Exhibits







Exhibit 11     Earnings Per Share Computation         Attached


Exhibit 99.1   Certification of Chief Executive Officer  Attached


Exhibit 99.2   Certification of Chief Financial Officer  Attached




































                                   - 31