Form 10-Q
period 2003-06-30
KAMAN CORP
filed 2003-08-14
CIK 54381

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
--- SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
    ENDED June 30, 2003.
          --------------
    OR

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

                           Yes x   No
                              ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2003:

                         Class A Common   21,912,343
                         Class B Common      667,814

                            Page 1 of 28 Pages

                      KAMAN CORPORATION AND SUBSIDIARIES
                       PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
             Condensed Consolidated Balance Sheets(In thousands)





       Assets                      June 30, 2003     December 31, 2002
       ------                    ------------------  -------------------

Current assets:

  Cash and cash equivalents                $  8,197             $  5,571
  Accounts receivable                       209,251              195,857
  Inventories:
    Contracts and other
      work in process            $ 63,905               61,917
    Finished goods                 21,788                7,742
    Merchandise for resale         94,627   180,320     95,056   164,715
                                  -------              -------

  Income taxes receivable                         -                5,192
  Deferred income taxes                      28,459               28,450
  Other current assets                       13,185               14,460
                                            -------              -------
    Total current assets                    439,412              414,245

Property, plant & equip., at cost 153,505              161,918
  Less accumulated depreciation
    and amortization               99,680              100,283
                                  -------              -------

  Net property, plant & equipment            53,825               61,635
Goodwill and other intangible assets         50,662               50,994
Other assets, net                             8,562                8,666
                                            -------              -------
    Total assets                           $552,461             $535,540
                                            =======              =======

                      KAMAN CORPORATION AND SUBSIDIARIES
                       PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
             Condensed Consolidated Balance Sheets(In thousands) (continued)

      Liabilities and Shareholders' Equity
      ------------------------------------

                                   June 30, 2003     December 31, 2002
                                 ------------------  -------------------

Current liabilities:

  Notes payable inc. current
    portion of long-term debt              $  9,488             $ 10,307
  Accounts payable                           50,850               46,664
  Accrued contract loss                      28,889               26,674
  Accrued restructuring costs                 7,223                7,594
  Other accrued liabilities                  24,665               23,583
  Advances on contracts                      22,279               22,318
  Other current liabilities                  19,613               19,954
  Income taxes payable                          997                    -
                                            -------              -------
    Total current liabilities               164,004              157,094

Long-term debt, excl. current portion        55,737               60,132
Other long-term liabilities                  26,866               26,367
Shareholders' equity                        305,854              291,947
                                            -------              -------
    Total liabilities and
      shareholders' equity                 $552,461             $535,540
                                            =======              =======



















See accompanying notes to condensed consolidated financial statements.

                    KAMAN CORPORATION AND SUBSIDIARIES
                PART I - FINANCIAL INFORMATION, Continued

Item 1. Financial Statements, Continued:
           Condensed Consolidated Statements of Operations
              (In thousands except per share amounts)

                              For the Three Months   For the Six Months
                                 Ended June 30,         Ended June 30,
                              ---------------------  --------------------
                                 2003        2002       2003       2002
                                 ----        ----       ----       ----
Net sales                      $216,311    $209,141   $432,321   $432,234

Costs and expenses:
  Cost of sales(1)              160,414     228,800    320,370    391,483
  Selling, general and
   administrative expense        49,908      50,083     99,045    101,490
  Restructuring costs (2)             -       8,290          -      8,290
  Other operating
   (income)/expense, net           (341)       (237)      (614)      (507)
  Interest expense, net             751         421      1,519        867
  Net (gain) loss on sale
   of product lines
   and other assets                  23      (1,904)   (16,826)    (1,904)
  Other(income)/expense, net        187         624        592        840
                               --------    --------   --------   --------
                                210,942     286,077    404,086    500,559
                               --------    --------   --------   --------
Earnings (loss)before
 income taxes                     5,369     (76,936)    28,235    (68,325)
Income taxes (benefit)            2,085     (26,570)    10,985    (23,300)
                               --------    --------   --------   --------
Net earnings (loss)            $  3,284    $(50,366)  $ 17,250   $(45,025)
                               ========    ========   ========   ========

Net earnings (loss)per share:
   Basic                       $    .15    $  (2.25)  $    .77   $  (2.01)
   Diluted (3)                 $    .15    $  (2.25)  $    .75   $  (2.01)
                               ========    ========   ========   ========
Dividends declared per share   $    .11    $    .11   $    .22   $    .22
                               ========    ========   ========   ========

(1)Cost of sales for 2002 includes the write-off of K-MAX assets of $50,000 and Moosup facility assets of $2,679 associated with the charge taken in the Aerospace segment.
(2)Restructuring costs relate to the closure of the Moosup facility in 2003 and are associated with the charge taken in the Aerospace segment in 2002.
(3)The calculated diluted per share amounts for 2002 are anti-dilutive, therefore, amounts shown are equal to the basic per share calculation.

See accompanying notes to condensed consolidated financial statements.

                          KAMAN CORPORATION AND SUBSIDIARIES
                      PART I - FINANCIAL INFORMATION, Continued
Item 1. Financial Statements, Continued:
        Condensed Consolidated Statements of Cash Flows(In thousands)

                                                     For the Six Months
                                                        Ended June 30,
                                                    --------------------
                                                       2003       2002
                                                      -------    -------
Cash flows from operating activities:
  Net earnings (loss)                                $ 17,250   $(45,025)
  Depreciation and amortization                         5,131      5,698
  Net gain on sale of product line and other assets   (16,826)    (1,904)
  Restructuring costs                                       -      8,290
  Non-cash write-down of assets                             -     52,679
  Deferred income taxes                                     -    (19,596)
  Other, net                                              905      1,753
  Changes in current assets and liabilities,
   excluding effects of acquisition/divestiture:
    Accounts receivable                               (15,664)   (13,300)
    Inventory                                         (16,651)       (55)
    Income taxes receivable                             5,192     (6,776)
    Accounts payable                                    3,757     (7,034)
    Accrued contract loss                               2,214     18,495
    Accrued restructuring costs                          (371)         -
    Advances on contracts                                 740       (612)
    Income taxes payable                                1,015          -
    Changes in other current assets and liabilities     2,375     (7,751)
                                                      -------    -------
    Cash provided by (used in) operating activities   (10,933)   (15,138)
                                                      -------    -------
Cash flows from investing activities:
  Proceeds from sale of product line and other assets  28,025      7,500
  Expenditures for property, plant & equipment         (4,175)    (2,752)
  Acquisition of business, less cash acquired               -     (1,724)
  Other, net                                             (574)        62
                                                      -------    -------
    Cash provided by (used in) investing activities    23,276      3,086
                                                      -------    -------
Cash flows from financing activities:
  Changes to notes payable                               (819)       184
  Reductions to long-term debt                         (4,395)    (1,660)
  Dividends paid                                       (4,948)    (4,913)
  Purchases of treasury stock                            (205)         -
  Proceeds from sale of stock                             650        820
                                                      -------    -------
    Cash provided by (used in) financing activities    (9,717)    (5,569)
                                                      -------    -------
Net increase (decrease) in cash and cash equivalents    2,626    (17,621)
Cash and cash equivalents at beginning of period        5,571     30,834
                                                      -------    -------
Cash and cash equivalents at end of period           $  8,197   $ 13,213
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

The statements should be read in conjunction with the notes to the consolidated financial statements included in Kaman
Corporation's 2002 Annual Report to Shareholders.



Net Gain on Sale of Product Line and Other Assets
-------------------------------------------------

On January 15, 2003, the corporation sold its electric motor and drive business to DRS Technologies, Inc. The 2003 six months results include a pre-tax gain of $16,500 as a result of this transaction. The 2002 second quarter and six month results include a pre-tax $1,928 gain from the sale of the Company's microwave products line.



Cash Flow Items
---------------

Cash payments for interest were $1,643 and $1,086 for the six months ended June 30, 2003 and 2002, respectively. Cash payments for income taxes for the comparable periods were $4,629 and $2,428, respectively.

                  KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:

            Notes to Condensed Consolidated Financial Statements
                             (In thousands)


Comprehensive Income/(Loss)
---------------------------

Comprehensive income (loss) was $17,948 and $(44,955) for the six months ended June 30, 2003 and 2002, respectively. Comprehensive income (loss) was $3,925 and $(50,302) for the three months ended June 30, 2003 and 2002, respectively. The changes to net earnings (loss) used to determine comprehensive income (loss) are foreign currency translation adjustments.


Restructuring Costs
-------------------

The following table displays the activity and balances of these pre-tax charges as of June 30, 2003:





                                           Deductions
                                           ----------
                           Balance at
                          December 31,   Cash     Non-Cash     Balance at
                              2002      Payments  Charges    June 30, 2003
                          -----------   --------  --------   -------------
Restructuring costs
-------------------
  Employee termination
    benefits                  $ 2,594  $   371    $     -       $ 2,223
  Facility closings             5,000        -          -         5,000
                               ------   ------     ------        ------
    Total restructuring costs $ 7,594  $   371    $     -       $ 7,223
                               ======   ======     ======        ======


                 KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:

            Notes to Condensed Consolidated Financial Statements
                             (In thousands)

Accounts Receivable
-------------------

Accounts receivable consist of the following:

                                           June 30,    December 31,
                                             2003         2002
                                           --------    -----------
Trade receivables, net of allowance
  for doubtful accounts of
  $2,852 in 2003, $2,853 in 2002           $ 73,555      $ 72,471

U.S. Government contracts:
  Billed                                     14,838        11,607
  Recoverable costs and accrued profit
    - not billed                             16,331        21,225

Commercial and other government contracts:
  Billed                                     26,603        21,628
  Recoverable costs and accrued profit
    - not billed                             77,924        68,926
                                           --------      --------

    Total                                  $209,251      $195,857
                                           ========      ========

Shareholders' Equity
--------------------
Changes in shareholders' equity were as follows:

  Balance, January 1, 2003                          $291,947

     Net earnings                                     17,250
     Foreign currency translation adjustment             698
                                                    --------
       Comprehensive income                           17,948

     Dividends declared                               (4,960)

     Purchase of treasury stock                         (205)

     Employee stock plans                              1,124
                                                    --------
  Balance, June 30, 2003                            $305,854
                                                    ========

                 KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:

            Notes to Condensed Consolidated Financial Statements
                              (In thousands)

Business Segments
-----------------
Summarized financial information by business segment is as follows:

                              For the Three Months   For the Six Months
                                 Ended June 30,        Ended June 30
                              --------------------   ------------------
                                 2003      2002        2003      2002
                                 ----      ----        ----      ----
Net sales:
  Aerospace                    $ 62,912  $ 60,426    $124,636  $136,027
  Industrial Distribution       121,862   121,034     242,128   238,475
  Music Distribution             31,537    27,681      65,557    57,732
                                -------   -------     -------   -------
                               $216,311  $209,141    $432,321  $432,234
                               ========  ========    ========  ========
Operating profit (loss):
  Aerospace                    $  6,515  $(78,024)   $ 13,725  $(68,874)
  Industrial Distribution         3,365     3,464       6,162     6,057
  Music Distribution              1,391       707       3,238     2,062
                                -------   -------     -------   -------
                                 11,271   (73,853)     23,125   (60,755)
  Interest, corporate and
    other expense, net           (5,879)   (4,987)    (11,716)   (9,474)

  Net gain (loss) on sale
    of product lines
    and other assets                (23)    1,904      16,826     1,904
                               --------  --------    --------  --------
  Earnings (loss)
    before income taxes        $  5,369  $(76,936)   $ 28,235  $(68,325)
                                =======   =======     =======   =======


                                          June 30,      December 31,
                                            2003            2002
                                          --------        --------
Identifiable assets:
  Aerospace                               $329,234        $308,275
  Industrial Distribution                  141,059         144,585
  Music Distribution                        68,841          68,448
  Corporate                                 13,327          14,232
                                          --------        --------
                                          $552,461        $535,540
                                          ========        ========

                 KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:

            Notes to Condensed Consolidated Financial Statements
                  (In thousands except per share amounts)

Stock Option Accounting
-----------------------

The following table reflects pro forma net earnings (loss) and earnings (loss) per share had the corporation elected to record employee stock option expense based on the fair value methodology:

                              For the Three Months   For the Six Months
                                 Ended June 30,        Ended June 30
                              --------------------   ------------------
                                 2003       2002       2003       2002
                                 ----       ----       ----       ----
Net earnings (loss):

  As reported                  $ 3,284   $(50,366)   $ 17,250  $(45,025)

  Less stock option expense       (316)      (353)       (632)     (700)

  Tax effect                       123        107         246       239
                                ------    -------     -------   -------
    Pro forma net
      earnings (loss)          $ 3,091   $(50,612)   $ 16,864  $(45,486)
                                ======     ======      ======    ======

Earnings (loss) per share - basic:

  As reported                     0.15      (2.25)       0.77     (2.01)
  Pro forma after option expense  0.14      (2.26)       0.75     (2.03)

Earnings (loss) per share - diluted:

  As reported                     0.15      (2.25)*      0.75     (2.01)*
  Pro forma after option expense  0.14      (2.26)*      0.74     (2.03)*


These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The pro forma amounts assume that the corporation had been following the fair value approach since the beginning.

* The calculated diluted per share amounts for 2002 are anti-dilutive, therefore, amounts shown are equal to the basic per share calculation.

                 KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued


Item 1.  Financial Statements, Continued:

            Notes to Condensed Consolidated Financial Statements
                              (In thousands)

Recent Accounting Standards
---------------------------

In April 2003, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 149, "Amendment to Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149") which is effective for the corporation after June 30, 2003. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. The corporation adopted SFAS 149 effective July 1, 2003 and that adoption did not have a material impact on its consolidated results of operations or financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150") which is effective for the corporation on July 1, 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The corporation adopted SFAS 150 effective July 1, 2003 and that adoption did not have a material impact on its consolidated financial position.

                     KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Results of Operations
---------------------

Consolidated net sales for the three months ended June 30, 2003 were $216.3 million compared to $209.1 million for the same period of 2002. Consolidated net sales for the six months ended June 30, 2003 were $432.3 million compared to $432.2 million in the previous year. Net sales in both periods of 2002 were reduced by $6.5 million as a result of the Australia SH-2G helicopter program adjustment taken in the second quarter of that year. Results for the quarter and six-month periods reflect continued economic weakness in key markets served by the corporation, including commercial aviation and industrial production.

Aerospace segment net sales were $62.9 million for the second quarter of 2003 (including $7.2 million from acquisitions made during the past year) compared to $60.4 million in the comparable 2002 quarter (which included $2.9 million from two divested businesses). Net sales for the first six months of 2003 were $124.6 million (including $14.3 million from acquisitions made during the past year)compared to $136.0 million in the previous year (including $9.7 million from two divested businesses). The second quarter 2002 adjustment mentioned above reduced net sales by $6.5 million for both periods of 2002. The 2003 results reflect weakness in commercial aviation markets, the wind down of the Australia SH-2G program (which is in its later stages) and lack of new SH-2G production orders or K-MAX helicopter sales in the quarter.

The Aerospace segment's programs include helicopter manufacturing along with spare parts and support; aerostructure and helicopter subcontract work as well as manufacture of components such as self-lubricating bearings and drive-line couplings for aircraft applications; and advanced technology products.

The corporation's helicopter programs include the SH-2G multi-mission maritime helicopter and the K-MAX medium-to-heavy external lift helicopter. This business generated sales of $18.7 million in the second quarter (about 30% of Aerospace segment sales), reflecting a decrease in SH-2G sales offset by a small increase in K-MAX spare parts sales. Sales for the same period of 2002 were $13.7 million, which includes the previously mentioned $6.5 million downward adjustment (approximately 23% of the segment's sales). SH-2G helicopter programs constitute the vast majority of the segment's helicopter program sales. SH-2G programs are

                     KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

currently in process for the governments of Australia and Poland.
Except for post-production support, the SH-2G program for New
Zealand has been successfully completed.

Work continues on the SH-2G (A) program for Australia which involves eleven helicopters with support, including a support services facility, for the Royal Australian Navy (RAN). The total contract has an anticipated value of about $716 million (US). The helicopter production portion of the program is valued at approximately $595 million, of which about 93% has been recorded as sales through June 30, 2003. As previously reported, this contract is now in a loss position due to an increase in anticipated costs to complete the program, which was reflected in a $25.0 million charge taken in the second quarter of 2002 and a $31.2 million pre-tax charge taken in the second quarter of 2001.

Production of all the SH-2G(A) aircraft is essentially complete. As previously reported, all of the aircraft lack the full Integrated Tactical Avionics System (ITAS) software because of a contract dispute with the original software supplier. Replacement subcontractors are in the process of completing that element of the program and the corporation has responsibility for aircraft system integration (previously a subcontracted task). Following the corporation's successful completion of a recent important performance milestone for the ITAS software, the Australian government has agreed to proceed with provisional acceptance of each of the aircraft and this process began in early August,2003. The RAN intends to use the aircraft for training purposes until the full ITAS is installed and the aircraft have been finally accepted. The corporation currently expects that the software will be fully completed, installed and operational on all of the Australia aircraft by the end of 2004.

The program for New Zealand, involving five aircraft with support to serve the Royal New Zealand Navy, has essentially been completed as the fifth and final aircraft was accepted by the New Zealand government in the first quarter of 2003. The contract has an anticipated value of about $190 million (US), of which about 98% has been recorded as revenue through June 30, 2003.

In a smaller program, the corporation has completed work on the reactivation of four existing SH-2G aircraft previously in service with the U.S. Navy Reserves for the government of Poland. Under related contracts, the corporation is now providing spare parts and training for Polish pilots, sensor operators and maintenance personnel. Once training is completed, the aircraft are scheduled to become operational aboard two Polish Navy FFG-7 class frigates.

                     KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

The corporation continues to pursue other opportunities for the SH-2G helicopter in the international defense market. This market is highly competitive and heavily influenced by economic and political conditions. However, management continues to believe that the aircraft is in a good competitive position to meet the specialized needs of navies around the world that operate smaller ships for which the SH-2G is ideally sized.

The corporation also maintains a consignment of the U.S. Navy's inventory of SH-2 spare parts under a multi-year agreement that provides the corporation the ability to utilize certain inventory for support of its SH-2G programs.

Regarding the K-MAX program, the corporation continues to pursue both a sale and short-term lease program for existing new and used K-MAX aircraft inventory and will produce additional aircraft only upon firm order by a customer. As previously reported, this approach follows a 2002 market evaluation of the K-MAX helicopter program which had experienced several years of significant market difficulties. One K-MAX lease was entered into during the second quarter of 2003 and one additional lease was entered into subsequent to the end of the second quarter.

The Aerospace segment also performs aerostructure and helicopter subcontract work for a variety of aerospace manufacturers and produces proprietary self-lubricating bearings. This business generated sales of $32.9 million in the second quarter of 2003 (about 52% of Aerospace segment sales) compared to $33.2 million for same period a year ago (about 55% of this segment's sales). This element of the segment is an area of strategic emphasis for the corporation; however, the low current and projected near-term build rates for commercial airliners affect this business directly, making the market increasingly competitive and difficult on an industry-wide basis.

Aerostructures subcontract work involves commercial and military aircraft programs. Current programs include production of assemblies such as wing structures and other parts for virtually all Boeing commercial aircraft and the C-17 military transport. Helicopter subcontract work involves commercial and military programs. Current work includes multi-year contracts for production of fuselages and rotor systems for various MD Helicopters, Inc. (MDHI) aircraft. Total orders received from MDHI are running at significantly lower rates than originally anticipated due to lower than expected demand. The corporation's investment in these contracts at August 14, 2003, consists of $5.2 million in billed receivables and $17.2 million in recoverable costs - not billed (which includes start-up costs and other program expenditures). The recoverability of unbilled costs will

                     KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

depend to a significant extent upon MDHI's future requirements. The corporation has also experienced difficulty with collection of its billed receivables from this customer. From January 1, 2003 through August 14, 2003, the corporation has received several partial payments. However, the corporation has stopped production on these contracts while it works with MDHI to resolve payment issues.

The segment manufactures proprietary self-lubricating bearings used in aircraft flight controls, turbine engines and landing gear and produces driveline couplings for helicopters. This business continues to be affected by the drop-off in commercial and regional aircraft manufacturing, although the effect has been offset to some degree by increases in military programs. The acquisition a year ago of RWG Frankenjura-Industrie Flugwerklager GmbH ("RWG"), a small German specialty bearing manufacturer, is expected to strengthen Kaman's presence in European markets. Airbus Industrie is RWG's largest customer.

The Aerospace segment also produces advanced technology products. Sales for the second quarter of 2003 were $11.3 million (approximately 18% of Aerospace segment sales) compared to $13.5 million in the prior year period (about 22% of this segment's sales). These products involve systems, devices and assemblies for a variety of military and commercial applications, including safe, arm and fuzing devices for several missile and bomb programs; high reliability memory systems for airborne, shipboard, and ground-based programs; precision non-contact measuring systems for industrial and scientific use; and electro-optic systems for mine detection and other applications. Management continues to expect that this portion of the segment's business will benefit from increased defense spending as materiel used in the war in Iraq is replenished.

The corporation's Dayron operation, which was acquired in July 2002, is a weapons fuze manufacturer for a variety of munitions programs and has the contract to develop a fuze for the U.S. Air Force and Navy Joint Programmable Fuze (JPF) program. As a result of qualification test results received during the first quarter of 2003, the corporation is implementing certain changes to the fuze production process. The corporation is in the process of completing the changes and conducting internal testing. Management currently expects to resume final qualification testing during the third quarter of 2003.

The corporation has divested two non-core portions of the Aerospace Segment. Specifically, in the second quarter of 2002, the corporation sold its microwave products line. That product line was formerly associated with the Kaman Sciences Corp.

                     KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


subsidiary which was sold in 1997. Microwave product sales were about $2.0 million in the first half of 2002. In January 2003, the corporation sold its Electromagnetics Development Center
(EDC), an electric motor and drive business that had sales of approximately $7.7 million in the first half of 2002.

Industrial Distribution segment net sales for the second quarter of 2003 were $121.9 million compared to $121.0 million a year ago. Net sales for the first half of 2003 were $242.1 million compared to $238.5 million a year ago. This segment distributes more than 1.5 million power transmission and motion control items, from bearings to complete material handling systems, through a network of nearly 200 branches and regional distribution centers in the U.S., Canada, and Mexico. The customer base includes over 50,000 businesses in nearly every sector of heavy and light industry and as a result, this business is influenced by industrial production levels and has been adversely affected by continuing weakness in the economy. Cost reduction activity has helped the segment remain profitable during this period and management believes that when economic recovery occurs, the segment will be in a good position to benefit due to its lean operating posture.

Over the past several years, large companies have increasingly centralized their purchasing through suppliers that can service all of their plant locations across a wide geographic area. As this trend continues, the corporation has expanded its presence in geographic markets considered key to winning these customers through acquisitions in the upper Midwest and Mexico, and the selective opening of new branches. Efforts of this nature are continuing. Success in the market requires a combination of competitive pricing and value-added services that save the customer money while helping it become more efficient and productive. During the second quarter, this segment worked on integrating new business with Campbell Soup Company (including Pepperidge Farms), Hershey Foods, and Phelps Dodge.

As previously reported, this segment has experienced an increase in the number of "John Doe" type legal proceedings filed against it, generally relating to parts allegedly supplied to the U.S. Navy's shipyard in San Diego, California by a predecessor company over 25 years ago, that may have contained asbestos. Certain claims filed in the past have been settled for nominal amounts, with contribution from insurance carriers. Approximately sixty claims are currently outstanding, involving the company among many

                     KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

other defendants. Management believes that the segment has good defenses to these claims, which it intends to assert and does not currently expect that this situation will have a material adverse effect on the corporation.

Music Distribution segment net sales for the second quarter of 2003 were $31.5 million, including $4.9 million from the acquisition of Latin Percussion, Inc. ("LP") in October 2002, compared to $27.7 million for the same period last year. For the first half of 2003, net sales were $65.6 million, including $8.9 million contributed by LP, compared to $57.7 million in the same period of 2002. This segment is America's largest independent distributor of music instruments and accessories, offering more than 10,000 products to retailers of all sizes, from national chains to local shops. This segment's business is directly affected by consumer confidence levels and results in the base business to date in 2003 reflect a somewhat weak consumer environment, although this has been more than offset by LP's performance. LP is considered the world leader in hand percussion instruments. The segment's distribution agreement with Gretsch drums, and more recent agreements with Sabian cymbals and Elixir strings are all contributing to segment performance.

The corporation's segments, in total, had net operating profits of $11.3 million for the second quarter and $23.1 million for the six months ended June 30, 2003 compared to net losses of $73.8 million for the second quarter and $60.7 million for the six months ended June 30, 2002. Second quarter and six-month period results for 2002 include pre-tax charges totaling $86.0 million covering cost growth associated with the Australia SH-2G helicopter program, the write-down of the K-MAX helicopter program assets, and the phasing out of operations at the corporation's Moosup, Conn. plant.

For the second quarter of 2003, the Aerospace segment had operating profits of $6.5 million (including the effect of $480 thousand in ongoing relocation and re-certification costs related to the Moosup, Conn. plant closure)compared to an operating loss of $78.0 million a year earlier as a result of the pre-tax charges. For the first half of 2003, this segment had operating profits of $13.7 million compared to an operating loss of $68.9 million in the 2002 period as a result of the pre-tax charges. These results reflect reduced revenues in the segment's helicopter programs and weakness in the commercial aerospace market. As a whole, the Aerospace segment is experiencing a significant underutilization of production capacity due to completion of the New Zealand helicopter program and wind down of the Australia helicopter program, the absence of new helicopter production orders and continued softening in the commercial aerospace market.

                     KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

Because of the lower production levels, which have continued throughout the first half of 2003, overhead expenditures are being absorbed at higher rates by active programs, which has resulted in higher costs and generally lower profitability for those programs. As previously reported, this condition has necessitated significant measures which are being taken to maintain Aerospace segment profitability during this period, including staff reductions and other cost-cutting measures in an attempt to bring operating overheads in line with a lower revenue base. These actions are expected to continue. In addition, the previously announced closure of the corporation's aircraft manufacturing plant in Moosup, Connecticut is scheduled to occur by the end of 2003. In connection with that plant closure, the corporation recorded a charge of about $3.3 million in the second quarter of 2002 relating to severance costs at the Moosup and Bloomfield, Connecticut locations which is expected to involve the separation from service of approximately 400 employees (of which $1.1 million had been paid for 174 such separations as of June 30, 2003). The work performed at the Moosup facility will be relocated to other company facilities.

Operating profits in the Industrial Distribution segment were $3.4 million in the second quarter of 2003 compared to $3.5 million in the prior year period. This segment's operating profits for the first half of 2003 were $6.2 million compared to $6.1 million in the same period last year. These results reflect continuing pricing pressures in the marketplace and continuing difficult economic conditions affecting the segment's customer base. The industry's practice of providing vendor incentives (i.e., vendors provide inventory purchase rebates to distributors at specified volume-purchasing levels) continues to be an important contributor to this segment's operating profits.

The Music Distribution segment's operating profits for the second quarter of 2003 were $1.4 million compared to $707 thousand the previous year while operating profits for the six-month period were $3.2 million compared to $2.1 million for the 2002 period. The 2003 results are primarily due to the addition of LP.

Net earnings for the second quarter of 2003 were $3.3 million, or $0.15 per share diluted, compared to a net loss of $50.4 million, or $2.25 loss per share diluted in the 2002 period. For the six months ended June 30, 2003, net earnings were $17.3 million, or $0.75 per share diluted, compared to a net loss of $45.0 million, or $2.01 loss per share diluted the previous year. The 2003 six-month results include a pre-tax gain of $16.5 million from the

                     KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

sale of the EDC operation in January. The 2002 six-month results include a pre-tax gain of $1.9 million from sale of the company's microwave product line.

For the six months ended June 30, 2003, net interest expense was about $1.5 million compared to approximately $0.9 million in the 2002 time period.

The consolidated effective income tax rate for the period ended
June 30, 2003 was 38.9% compared to a tax recovery rate of 34.1% for the same period last year.

In April 2003, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 149, "Amendment to Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149") which is effective for the corporation after June 30, 2003. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. The corporation adopted SFAS 149 effective July 1, 2003 and that adoption did not have a material impact on its consolidated results of operations or financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150") and is effective for the corporation on July 1, 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The corporation adopted SFAS 150 effective July 1, 2003 and that adoption did not have a material impact on its consolidated financial position.

Although the corporation has not been required to make a contribution to its tax-qualified defined benefit pension plan since 2000, for 2003 it expects to expense approximately $2.9 million and make a contribution of $1.4 million, based upon the asset value of the pension trust fund as of December 31, 2002.


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

ACCOUNTS RECEIVABLE
-------------------

Trade accounts receivable consist of amounts billed and currently due from customers. The allowance for doubtful accounts reflects management's best estimate of probable losses inherent in the trade accounts receivable balance. Management determines the allowance for doubtful accounts based on known troubled accounts, historical experience, and other currently available evidence. Billed amounts for U.S. Government, commercial, and other government contracts consist of amounts billed and currently due from customers. Recoverable costs and accrued profit - not billed for U.S. Government, commercial, and other government contracts primarily relate to costs incurred on contracts which are expected to become billable upon future deliveries, achievement of specific contract milestones or completion of engineering and service type contracts.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the six months of 2003, operating activities used a net
$10.9 million of cash, principally due to increased accounts receivable and inventories in the Aerospace segment. In the Aerospace segment, accounts receivable increased primarily due to

                     KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

SH-2G programs, the largest element being the Australia program. This was offset in part by a decrease in income taxes receivable and an increase in income taxes payable, and also to some degree by increases in accounts payable, mostly in the Industrial Distribution segment.

During the first half of 2003, the largest element of cash provided from investing activities consisted of the proceeds from the sale of the EDC operation. Cash used in financing activities for the first half of 2003 consisted of reductions in long-term debt and payments of dividends to shareholders.

At June 30, 2003, the corporation had $21.6 million of its 6% convertible subordinated debentures outstanding. The debentures are convertible into shares of Class A common stock at any time on or before March 15, 2012 at a conversion price of $23.36 per share, generally at the option of the holder. Pursuant to a sinking fund requirement that began March 15, 1997, the corporation redeems approximately $1.7 million of the outstanding principal of the debentures each year.

In November 2000, the corporation's board of directors approved a replenishment of the corporation's stock repurchase program, providing for repurchase of an aggregate of 1.4 million Class A common shares for use in administration of the corporation's stock plans and for general corporate purposes. As of June 30, 2003, a total of about 269,000 shares had been repurchased under this replenishment program.

The corporation maintains a revolving credit agreement involving a group of financial institutions. The agreement provides a maximum unsecured line of credit of $225 million which consists of a $150 million commitment for five years, and a $75 million commitment under a "364 day" arrangement which is renewable annually for an additional 364 days, upon the consent of the banks. The entire facility expires in 2005. The $75 million commitment is renewable in November 2003. The most restrictive of the covenants contained in the agreement requires the corporation to have EBITDA, as defined, at least equal to 300% of net interest expense, on the basis of a rolling four quarters and a ratio of consolidated total indebtedness to total capitalization of not more than 55%. Late in the second quarter of 2002, an amendment to the revolving credit agreement was entered into, under which the non-cash portion of charges taken in the second quarter of 2002 were excluded from the financial covenant calculations.

Letters of credit are generally considered borrowings for purposes of the revolving credit agreement. A total of $29.8 million in

                     KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

letters of credit were outstanding at June 30, 2003 much of which is related to the Australia SH-2G program. During the second quarter, the letter of credit for the helicopter production portion of the Australia program was reduced to a balance of $20 million, which will remain in place until final acceptance of the aircraft by the RAN.

Total average bank borrowings were $42.6 million for the first half of 2003 compared to $3.0 million in the same period of 2002. During 2002, cash in the amount of $51.2 million was used for the acquisitions of RWG and Dayron in the Aerospace segment, a sixty percent interest in Delamac de Mexico S.A. de C.V. in the Industrial Distribution segment, and LP in the Music Distribution segment. In connection with the acquisition of RWG, in July 2002 the corporation established a 9.5 million Euro term loan and revolving credit facility with one of its revolving credit agreement lenders having offices in London. In general, the agreement contains the same financial covenants as the revolving credit agreement described previously and the term of this facility will expire at the same time as the revolving credit agreement.

Management believes that the corporation's annual cash flow from operations and available unused bank lines of credit under its revolving credit agreement will be sufficient to finance its working capital and other recurring capital requirements for the foreseeable future.

FORWARD-LOOKING STATEMENTS
--------------------------

This report contains forward-looking information relating to the corporation's business and prospects, including the SH-2G and K-MAX helicopter programs, aerostructures and helicopter subcontract programs and components, advanced technology products, the industrial and music distribution businesses, operating cash flow, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of competitions and thereafter contract negotiations with government authorities, including foreign governments; 2) political developments in countries where the corporation intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) economic and competitive conditions in markets served by the corporation, particularly industrial production and commercial aviation, and

                     KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

global economic conditions; 5) attainment of remaining project milestones and satisfactory completion of the Australian SH-2G(A) program; 6) recovery of the corporation's investment in the MD Helicopters, Inc. contracts; 7) actual costs for moving equipment and recertifying products and processes in connection with phase out of the Moosup, Connecticut facility; 8) JPF program final qualification test results and receipt of production orders; 9) achievement of enhanced business base in the Aerospace segment in order to better absorb overhead; 10) successful sale or lease of existing K-MAX inventory; 11) profitable integration of acquired businesses into the corporation's operations; 12) changes in supplier sales or vendor incentive policies; 13) the effect of price increases or decreases; and 14) currency exchange rates, taxes, changes in laws and regulations, inflation rates, general business conditions and other factors. Any forward-looking information should be considered with these factors in mind.



Item 3.    Quantitative and Qualitative Disclosures About
           Market Risk

There has been no significant change in the corporation's exposure to market risk during the quarter ended June 30, 2003. Please see the corporation's annual report on Form 10-K for the year ended December 31, 2002 for discussion of the corporation's exposure to market risk.



Item 4.    Controls and Procedures

(a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective.

                     KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued


Item 4.    Controls and Procedures (continued)

We note, however, that even the most well designed and executed control systems are subject to inherent limitations and as a result, the control system can provide reasonable but not absolute assurance that its objectives will be met under all potential future conditions. The corporation's chief executive officer and chief financial officer have concluded that the corporation's disclosure controls and procedures are effective at a reasonable assurance level.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                   KAMAN CORPORATION AND SUBSIDIARIES
                     PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

        (a) Exhibits to Form 10-Q:


             11      Earnings (Loss) Per Share Computation

             31.1    Certification of Chief Executive Officer
                       Pursuant to Rule 13a-14 under the
                       Securities and Exchange Act of 1934

             31.2    Certification of Chief Financial Officer
                       Pursuant to Rule 13a-14 under the
                       Securities and Exchange Act of 1934

             32.1    Certification of Chief Executive Officer
                       Pursuant to 18 U.S.C. Section 1350,
                       as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

             32.2    Certification of Chief Financial Officer
                       Pursuant to 18 U.S.C. Section 1350,
                       as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



        (b) Reports on Form 8-K:

            (1) A report on Form 8-K was filed on April 15, 2003 reporting the company's financial results for the quarter ended March 31, 2003 and describing actions taken at the shareholders' meeting on April 15, 2003.

            (2) A report on Form 8-K was filed on July 22, 2003 reporting the company's financial results for the quarter ended June 30, 2003.

                  KAMAN CORPORATION AND SUBSIDIARIES



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    KAMAN CORPORATION
                                    Registrant


Date:    August 14, 2003            By: /s/ Paul R. Kuhn
                                    -----------------------------
                                    Paul R. Kuhn
                                    Chairman, President and
                                    Chief Executive Officer
                                    (Duly Authorized Officer)


Date:    August 14, 2003            By: /s/ Robert M. Garneau
                                    -----------------------------
                                    Robert M. Garneau
                                    Executive Vice President and
                                    Chief Financial Officer

                   KAMAN CORPORATION AND SUBSIDIARIES

                           Index to Exhibits








Exhibit 11     Earnings (Loss) Per Share Computation     Attached


Exhibit 31.1   Certification of Chief Executive Officer
                 Pursuant to Rule 13a-14 under the
                 Securities and Exchange Act of 1934     Attached


Exhibit 31.2   Certification of Chief Financial Officer
                 Pursuant to Rule 13a-14 under the
                 Securities and Exchange Act of 1934     Attached


Exhibit 32.1   Certification of Chief Executive Officer
                 Pursuant to 18 U.S.C. Section 1350,
                 as adopted pursuant to Section 906 of
                 the Sarbanes-Oxley Act of 2002          Attached


Exhibit 32.2   Certification of Chief Financial Officer
                 Pursuant to 18 U.S.C. Section 1350,
                 as adopted pursuant to Section 906 of
                 the Sarbanes-Oxley Act of 2002          Attached