Form 10-Q
period 2003-09-30
KAMAN CORP
filed 2003-11-05
CIK 54381

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
--- SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
    ENDED September 30, 2003.
          ------------------
    OR

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

                           Yes x   No
                              ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2003:

                         Class A Common   21,942,316
                         Class B Common      667,814


                            Page 1 of 29 Pages

                      KAMAN CORPORATION AND SUBSIDIARIES
                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

             Condensed Consolidated Balance Sheets(In thousands)






       Assets                    September 30, 2003   December 31, 2002
       ------                    ------------------  -------------------

Current assets:

  Cash and cash equivalents                $  8,005             $  5,571
  Accounts receivable                       211,350              195,857
  Inventories:
    Contracts and other
      work in process            $ 59,043               61,917
    Finished goods                 22,003                7,742
    Merchandise for resale         84,120   165,166     95,056   164,715
                                  -------              -------

  Income taxes receivable                     6,050                5,192
  Deferred income taxes                      27,999               28,450
  Other current assets                       12,737               14,460
                                            -------              -------
    Total current assets                    431,307              414,245

Property, plant & equip., at cost 154,810              161,918
  Less accumulated depreciation
    and amortization              101,469              100,283
                                  -------              -------

  Net property, plant & equipment            53,341               61,635
Goodwill and other intangible assets         50,753               50,994
Other assets, net                             7,158                8,666
                                            -------              -------
    Total assets                           $542,559             $535,540
                                            =======              =======


                      KAMAN CORPORATION AND SUBSIDIARIES
                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

             Condensed Consolidated Balance Sheets(In thousands) (continued)

      Liabilities and Shareholders' Equity
      ------------------------------------

                                 September 30, 2003   December 31, 2002
                                 ------------------  -------------------

Current liabilities:

  Notes payable inc. current
    portion of long-term debt              $ 10,579             $ 10,307
  Accounts payable                           49,074               46,664
  Accrued contract loss                      22,846               26,674
  Accrued restructuring costs                 6,702                7,594
  Other accrued liabilities                  26,391               23,583
  Advances on contracts                      20,646               22,318
  Other current liabilities                  17,988               19,954
  Income taxes payable                        3,040                    -
                                            -------              -------
    Total current liabilities               157,266              157,094

Long-term debt, excl. current portion        53,774               60,132
Other long-term liabilities                  27,331               26,367
Shareholders' equity                        304,188              291,947
                                            -------              -------
    Total liabilities and
      shareholders' equity                 $542,559             $535,540
                                            =======              =======

















See accompanying notes to condensed consolidated financial statements.

                    KAMAN CORPORATION AND SUBSIDIARIES
                PART I - FINANCIAL INFORMATION, Continued

Item 1. Financial Statements, Continued:
           Condensed Consolidated Statements of Operations
              (In thousands except per share amounts)

                              For the Three Months   For the Nine Months
                               Ended September 30,    Ended September 30,
                              ---------------------  --------------------
                                 2003        2002       2003       2002
                                 ----        ----       ----       ----
Net sales                      $223,324    $218,266   $655,645   $650,500
Costs and expenses:
  Cost of sales(1)              168,584     160,961    484,615    552,444
  Selling, general and
   administrative expense        53,415      48,191    156,799    149,681
  Restructuring costs (2)             -           -          -      8,290
  Other operating
   (income)/expense, net           (493)       (501)    (1,107)    (1,008)
  Interest expense, net             739         713      2,258      1,580
  (Gain)/loss on sale
   of product lines
   and other assets, net         (1,317)         52    (18,143)    (1,852)
  Other(income)/expense, net        443         303      1,035      1,143
                               --------    --------   --------   --------
                                221,371     209,719    625,457    710,278
                               --------    --------   --------   --------
Earnings (loss)before
 income taxes                     1,953       8,547     30,188    (59,778)
Income taxes (benefit)              765       2 975     11,750    (20,325)
                               --------    --------   --------   --------
Net earnings (loss)            $  1,188    $  5,572   $ 18,438   $(39,453)
                               ========    ========   ========   ========
Net earnings (loss)per share:
   Basic                       $    .05    $    .25   $    .82   $  (1.76)
   Diluted (3)                 $    .05    $    .25   $    .81   $  (1.76)
                               ========    ========   ========   ========
Dividends declared per share   $    .11    $    .11   $    .33   $    .33
                               ========    ========   ========   ========

(1)Cost of sales for the nine months ended September 30, 2002 includes the write-off of K-MAX assets of $50,000 and Moosup facility assets of $2,679 which are associated with the charge taken in the Aerospace segment.
(2)Restructuring costs for the nine months ended September 30, 2002 relate to the closure of the Moosup facility in 2003 and are associated with the charge taken in the Aerospace segment.
(3)The calculated diluted per share amounts for the three months ended September 30, 2003 and the nine months ended September 30, 2002 are anti-dilutive, therefore, amounts shown are equal to the basic per share calculation.

See accompanying notes to condensed consolidated financial statements.

                          KAMAN CORPORATION AND SUBSIDIARIES
                      PART I - FINANCIAL INFORMATION, Continued
Item 1. Financial Statements, Continued:
        Condensed Consolidated Statements of Cash Flows(In thousands)

                                                     For the Nine Months
                                                     Ended September 30,
                                                    --------------------
                                                       2003       2002
                                                      -------    -------

Cash flows from operating activities:
  Net earnings (loss)                                $ 18,438   $(39,453)
  Depreciation and amortization                         7,657      8,520
  Gain on sale of product lines
   and other assets, net                              (18,143)    (1,852)
  Restructuring costs                                       -      8,290
  Non-cash write-down of assets                             -     52,679
  Deferred income taxes                                 1,818    (22,250)
  Other, net                                            1,618      2,430
  Changes in current assets and liabilities,
   excluding effects of acquisitions/divestitures:
    Accounts receivable                               (17,820)   (29,072)
    Inventory                                          (3,469)       713
    Income taxes receivable                              (858)    (1,409)
    Accounts payable - trade                            2,309     (8,380)
    Accrued contract loss                              (3,828)    18,495
    Accrued restructuring costs                          (892)      (520)
    Advances on contracts                                (893)    (3,277)
    Income taxes payable                                3,040          -
    Changes in other current assets and liabilities     6,056     (9,303)
                                                      -------    -------
    Cash provided by (used in) operating activities    (4,967)   (24,389)
                                                      -------    -------

Cash flows from investing activities:
  Proceeds from sale of product lines
   and other assets                                    28,309      7,685
  Expenditures for property, plant & equipment         (6,682)    (4,637)
  Acquisition of business, less cash acquired            (465)   (35,302)
  Other, net                                           (1,016)      (144)
                                                      -------    -------
    Cash provided by (used in) investing activities    20,146    (32,398)
                                                      -------    -------








See accompanying notes to condensed consolidated financial statements.

                         KAMAN CORPORATION AND SUBSIDIARIES
                      PART I - FINANCIAL INFORMATION, Continued
Item 1. Financial Statements, Continued:
        Condensed Consolidated Statements of Cash Flows(In thousands)

                                                     For the Nine Months
                                                     Ended September 30,
                                                    --------------------
                                                       2003       2002
                                                      -------    -------

Cash flows from financing activities:
  Changes to notes payable                                293      7,283
  Additions/(reductions) to long-term debt             (6,358)    31,680
  Proceeds from exercise of employee stock plans          956      1,150
  Purchases of treasury stock                            (205)        (5)
  Dividends paid                                       (7,431)    (7,379)
  Other                                                     -        979
                                                      -------    -------
    Cash provided by (used in) financing activities   (12,745)    33,708
                                                      -------    -------
Net increase (decrease) in cash and cash equivalents    2,434    (23,079)
Cash and cash equivalents at beginning of period        5,571     30,834
                                                      -------    -------
Cash and cash equivalents at end of period           $  8,005   $  7,755
                                                      =======    =======



See accompanying notes to condensed consolidated financial statements.


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

                 KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:

       Notes to Condensed Consolidated Financial Statements
                         (In thousands)



Net Gain on Sale of Product Lines
---------------------------------

On January 15, 2003, the corporation sold its electric motor and drive business to DRS Technologies, Inc. The 2003 nine months results include a pre-tax gain of $17,415 as a result of this transaction. The 2003 third quarter results include pre-tax gains of $1,114 due to post-closing adjustments associated with the sale of businesses in prior periods. The 2002 nine month results include a pre-tax $1,928 gain from the sale of the Company's microwave products line.



Cash Flow Items
---------------

Cash payments for interest were $2,742 and $2,137 for the nine months ended September 30, 2003 and 2002, respectively. Net cash payments for income taxes for the comparable periods were $7,527 and $2,714, respectively.



Comprehensive Income/(Loss)
---------------------------

Comprehensive income (loss) was $18,250 and $(39,606) for the nine months ended September 30, 2003 and 2002, respectively. Comprehensive income was $302 and $5,350 for the three months ended September 30, 2003 and 2002, respectively. The changes to net earnings (loss) used to determine comprehensive income
(loss) are foreign currency translation adjustments.

                 KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:
       Notes to Condensed Consolidated Financial Statements
                         (In thousands)

Restructuring Costs
-------------------

The following table displays the activity and balances of these pre-tax charges as of September 30, 2003:



                                           Deductions
                                           ----------
                           Balance at                         Balance at
                          December 31,   Cash     Non-Cash   September 30,
                              2002      Payments  Charges        2003
                          -----------   --------  --------   -------------
Restructuring costs
-------------------
  Employee termination
    benefits                  $ 2,594  $   892    $     -       $ 1,702
  Facility closings             5,000        -          -         5,000
                               ------   ------     ------        ------
    Total restructuring costs $ 7,594  $   892    $     -       $ 6,702
                               ======   ======     ======        ======


Accounts Receivable
-------------------

Accounts receivable consist of the following:

                                        September 30,  December 31,
                                            2003           2002
                                        ------------   -----------
Trade receivables, net of allowance
  for doubtful accounts of
  $3,041 in 2003, $2,853 in 2002           $ 79,016      $ 72,471

U.S. Government contracts:
  Billed                                     10,953        11,607
  Recoverable costs and accrued profit
    - not billed                             13,404        21,225

Commercial and other government contracts:
  Billed                                     26,928        21,628
  Recoverable costs and accrued profit
    - not billed                             81,049        68,926
                                           --------      --------
    Total                                  $211,350      $195,857
                                           ========      ========


                 KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:

            Notes to Condensed Consolidated Financial Statements
                              (In thousands)


Shareholders' Equity
--------------------
Changes in shareholders' equity were as follows:

  Balance, January 1, 2003                          $291,947

     Net earnings                                     18,438
     Foreign currency translation adjustment            (188)
                                                    --------
       Comprehensive income                           18,250

     Dividends declared                               (7,446)

     Purchase of treasury stock                         (205)

     Employee stock plans                              1,642
                                                    --------
  Balance, September 30, 2003                       $304,188
                                                    ========


                 KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:

            Notes to Condensed Consolidated Financial Statements
                              (In thousands)


Business Segments
-----------------
Summarized financial information by business segment is as follows:

                              For the Three Months   For the Nine Months
                              Ended September 30,    Ended September 30,
                              --------------------   -------------------
                                 2003      2002        2003      2002
                                 ----      ----        ----      ----
Net sales:
  Aerospace                    $ 62,785  $ 65,226    $187,421  $201,253
  Industrial Distribution       122,571   120,259     364,699   358,734
  Music Distribution             37,968    32,781     103,525    90,513
                                -------   -------     -------   -------
                               $223,324  $218,266    $655,645  $650,500
                               ========  ========    ========  ========
Operating profit (loss):
  Aerospace                    $  1,738  $  7,180    $ 15,463  $(61,694)
  Industrial Distribution         2,830     3,003       8,992     9,060
  Music Distribution              2,772     2,289       6,010     4,351
                                -------   -------     -------   -------
                                  7,340    12,472      30,465   (48,283)
  Interest, corporate and
    other expense, net           (6,704)   (3,873)    (18,420)  (13,347)

  Gain (loss) on sale of
    product lines and
    other assets, net             1,317       (52)     18,143     1,852
                               --------  --------    --------  --------
  Earnings (loss)
    before income taxes        $  1,953  $  8,547    $ 30,188  $(59,778)
                                =======   =======     =======   =======

                                        September 30,   December 31,
                                            2003           2002
                                        ------------    -----------
Identifiable assets:
  Aerospace                               $311,109        $308,275
  Industrial Distribution                  133,017         144,585
  Music Distribution                        73,477          68,448
  Corporate                                 24,956          14,232
                                          --------        --------
                                          $542,559        $535,540
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

Item 1.  Financial Statements, Continued:

            Notes to Condensed Consolidated Financial Statements
                  (In thousands except per share amounts)

Stock Option Accounting
-----------------------

The following table reflects pro forma net earnings (loss) and earnings (loss) per share had the corporation elected to record employee stock option expense based on the fair value methodology:

                              For the Three Months   For the Nine Months
                              Ended September 30,    Ended September 30,
                              --------------------   -------------------
                                 2003       2002       2003       2002
                                 ----       ----       ----       ----
Net earnings (loss):

  As reported                 $  1,188   $  5,572    $ 18,438  $(39,453)

  Less stock option expense       (313)      (344)       (945)   (1,044)

  Tax effect                       122        116         368       355
                                ------    -------     -------   -------
    Pro forma net
      earnings (loss)         $    997   $  5,344    $ 17,861  $(40,142)
                                ======     ======      ======    ======

Earnings (loss) per share - basic:

  As reported                      .05        .25         .82     (1.76)
  Pro forma after option expense   .04        .24         .79     (1.79)

Earnings (loss) per share - diluted:

  As reported                      .05*       .25         .81     (1.76)*
  Pro forma after option expense   .04*       .24         .79     (1.79)*



These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The pro forma amounts assume that the corporation had been following the fair value approach since the beginning.

* The calculated diluted per share amounts for the three months ended September 30, 2003 and the nine months ended September 30, 2002 are anti-dilutive, therefore, amounts shown are equal to the basic per share calculation.

                 KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:


Reclassification
----------------

Certain amounts from earlier quarters have been reclassified for comparability. There was no impact on net earnings in any period.


Subsequent Event
----------------

Early in the fourth quarter of 2003, the corporation completed its acquisition of the net assets and business of Industrial Supplies, Inc. (ISI), a privately held distributor of bearing, conveyor, electrical, fluid power and power transmission components. ISI is headquartered in Birmingham, Alabama and has annual sales of approximately $28 million.


Item 2.    Management's Discussion and Analysis of
Financial
           Condition and Results of Operations

Results of Operations
---------------------

Consolidated net sales for the quarter ended September 30, 2003 were $223.3 million compared to $218.3 million for the same period of 2002. Consolidated net sales for the nine months ended September 30, 2003 were $655.6 million compared to $650.5 million in the previous year. Net sales in the nine month period of 2002 were reduced by $6.5 million as a result of the Australia SH-2G helicopter program adjustment recorded in the second quarter of that year.

Aerospace segment net sales were $62.8 million for the third quarter of 2003 compared to $65.2 million in the comparable
2002 quarter (which included $2.2 million from the Electromagnetics Development Center operation that was sold in January of 2003). Net sales for the first nine months of 2003 were $187.4 million compared to $201.3 million in the previous year (including $11.9 million from two divested businesses). The second quarter 2002 adjustment mentioned above reduced net sales by $6.5 million for the nine-month period of 2002. During the quarter and first nine-months of 2003, the Kaman Aerospace subsidiary was affected by several factors, including the absence of new helicopter orders, the fact that the MD Helicopters, Inc.
(MDHI) subcontract program is in stop-work mode, the transition of manufacturing from the Moosup, Connecticut facility to the Jacksonville, Florida facility, and the current weak market for commercial airliners, which has caused order stretch-outs and a

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

lower volume of deliveries than anticipated for certain Boeing programs. These conditions have resulted in lower sales, which in turn have resulted in overhead and general and administrative expenditures being absorbed at higher rates by active aerospace programs. This has led to generally lower profitability or losses for these programs.

In this environment, management continues to evaluate its overall cost structure. To date, management has elected to continue expenditures for longer-term competitiveness in the commercial aircraft market and to maintain its prime helicopter program capabilities.

The Aerospace segment's programs include prime helicopter manufacturing along with spare parts and support; aerostructure and helicopter subcontract work as well as manufacture of components such as self-lubricating bearings and drive-line couplings for aircraft applications; and advanced technology products.

The corporation's prime helicopter programs include the SH-2G multi-mission maritime helicopter and the K-MAX medium-to-heavy external lift helicopter. This business generated sales of
$21.3 million in the third quarter (about 34% of Aerospace segment sales), reflecting a decrease in SH-2G sales that was more than offset by the sale of two K-MAX aircraft previously under lease
with customers.   Sales for the same period of 2002 were $20.3
million (approximately 31% of the segment's sales). SH-2G helicopter programs constituted a majority of the segment's helicopter program sales for the quarter with only the Australia program currently still in process. The programs for New Zealand and Poland have essentially been completed.

Work continues on the SH-2G (A) program for Australia which involves eleven helicopters with support, including a support services facility, for the Royal Australian Navy (RAN). The total contract has an anticipated value of about $716 million (US). The helicopter production portion of the program is valued at approximately $595 million, of which about 95% has been recorded as sales through September 30, 2003. As previously reported, this contract is now in a loss position due to an increase in anticipated costs to complete the program, which was reflected in a $25.0 million pre-tax charge taken in the second quarter of 2002 and a $31.2 million pre-tax charge taken in the second quarter of 2001.

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

Production of all the SH-2G(A) aircraft is essentially complete. As previously reported, all of the aircraft lack the full Integrated Tactical Avionics System (ITAS) software because of a contract dispute with the original software supplier. Replacement subcontractors are in the process of completing that element of the program and the corporation has responsibility for aircraft system integration (previously a subcontracted task). In the third quarter of 2003, the Australian government began the process of provisional acceptance for the aircraft. The RAN intends to use the aircraft for training purposes until the full ITAS is installed and the aircraft have been finally accepted. The corporation currently expects that the software will be fully completed, installed and operational on all of the Australia aircraft by the end of 2004. While management believes that its reserves are sufficient to cover estimated costs to complete the program, the task of software integration is yet to come and that task could present issues that are difficult to anticipate.

Except for post-production support, the program for New Zealand, involving five aircraft with support to serve the Royal New Zealand Navy, has been successfully completed. The contract has a value of about $190 million (US), of which about 99% has been recorded as sales through September 30, 2003.

In a smaller program, the corporation has completed work on the reactivation of four existing SH-2G aircraft previously in service with the U.S. Navy Reserves for the government of Poland. The corporation has also completed training for pilots, sensor operators and maintenance personnel. It is expected that the aircraft will operate aboard two Polish Navy FFG-7 class frigates that Poland also acquired from the U.S. Navy.

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

With respect to its K-MAX helicopter, the corporation continues to pursue both a sale and short-term lease program for existing K-MAX aircraft inventory, which was written down to an estimated fair market last year As previously reported, this approach follows a 2002 market evaluation of the K-MAX helicopter program which had experienced several years of significant market

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

difficulties. The corporation will produce additional aircraft only upon firm order by a customer. During the third quarter of 2003, two K-MAXs were leased and two others were converted from leases to sales. These sales produced pre-tax profit of $2.1 million.

The Aerospace segment also performs aerostructure and helicopter subcontract work for a variety of aerospace manufacturers and produces proprietary self-lubricating bearings. This business generated sales of $25.7 million in the third quarter of 2003 (about 41% of Aerospace segment sales) compared to $31.2 million for same period a year ago (about 48% of this segment's sales).

Aerostructures subcontract work involves commercial and military aircraft programs. Current programs include production of assemblies such as wing structures and other parts for virtually all Boeing commercial aircraft and the C-17 military transport. This element of the Aerospace segment continues to be an area of strategic emphasis for the corporation. The low current and projected build rates for commercial airliners affect this business directly and the market has become increasingly competitive and difficult on an industry-wide basis. The move from Moosup to Jacksonville was specifically undertaken to provide a lower cost base from which to compete. The physical completion of that move has been accompanied by phase-out costs in Moosup as well as learning curve and other ramp-up costs in Jacksonville, which have resulted in lower profitability or losses in certain aerostructures programs. While management believes that these costs hit their peak in the third quarter of 2003, the opportunity to operate at lower cost in Jacksonville remains evident and is an expectation for the future. The Jacksonville facility is now ready to accept additional business, which may take time to develop in the present environment.

Helicopter subcontract work involves commercial and military programs. Current work includes multi-year contracts for production of fuselages and rotor systems for various MD Helicopters, Inc. aircraft. Total orders received from MDHI have run at significantly lower rates than originally anticipated due to lower than expected demand. The corporation's investment in these contracts consists of $4.5 million in billed receivables as of October 1, and $16.9 million in recoverable costs - not billed (which includes start-up costs and other program expenditures). The corporation has received several partial payments in 2003, including a payment received on October 1, 2003. The recoverability of unbilled costs will depend to a significant extent upon MDHI's future requirements. The corporation has stopped production on these programs while working with MDHI to resolve overall payment issues and establish conditions under which production can be resumed.

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

The segment's Kamatics operation manufactures proprietary self-lubricating bearings used in aircraft flight controls, turbine engines and landing gear and produces driveline couplings for helicopters. This business had increased sales in the reporting period with military sales helping to offset continued softness in commercial and regional aircraft manufacturing. Kamatics' products are in wide use in commercial airliners operated by major and regional airlines, and Boeing is Kamatics' largest customer. The acquisition a year ago of RWG Frankenjura-Industrie Flugwerklager GmbH (RWG), a small German specialty bearing manufacturer, is expected to strengthen Kaman's presence in European markets. Airbus Industrie is RWG's largest customer.

The Aerospace segment also produces advanced technology products. Sales for the third quarter of 2003 were $15.8 million (approximately 25% of Aerospace segment sales) compared to $13.7 million in the prior year period (about 21% of this segment's sales). These products involve systems, devices and assemblies for a variety of military and commercial applications, including safe, arm and fuzing devices for several missile and bomb programs; precision non-contact measuring systems for industrial and scientific use; electro-optic systems for mine detection and other applications; and high reliability memory systems for airborne, shipboard, and ground-based programs.

The corporation's Kaman Dayron operation, which was acquired in July 2002, is a weapons fuze manufacturer for a variety of munitions programs and has the contract to develop a fuze for the U.S. Air Force and Navy Joint Programmable Fuze (JPF) program. Securing the JPF program was the principal motivation for making the Dayron acquisition, as the program is expected to generate substantial business for the corporation once final qualification has been achieved and production orders have been received. As a result of qualification test results received during the first quarter of 2003, the corporation is implementing certain changes to the fuze design and production process and is conducting internal testing. This additional qualification work has delayed production unit sales and has increased program costs. Management understands that successful completion of final qualification testing is critical and now expects to resume that testing by the end of 2003 and begin production in 2004.

The corporation has divested two non-core portions of the Aerospace segment. Specifically, in the second quarter of 2002, the corporation sold its microwave products line. That product line was formerly associated with the Kaman Sciences Corp. subsidiary which was sold in 1997. Microwave product sales were about $2.1 million in the first nine months of 2002. In January 2003, the corporation sold its Electromagnetics Development

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

Center (EDC), an electric motor and drive business that had sales of approximately $9.8 million during the first nine months of 2002.

Industrial Distribution segment net sales for the third quarter of 2003 were $122.6 million compared to $120.3 million a year ago. Net sales for the nine-month period of 2003 were $364.7 million compared to $358.7 million a year ago. This segment is the third largest U.S. industrial distributor servicing the bearings, electrical/mechanical power transmission, fluid power, motion control and materials handling market in the United States. This segment offers more than 1.5 million items, as well as value added services, through a network of nearly 200 branches and regional distribution centers in the U.S., Canada, and Mexico.
The company currently covers 68 out of the top 100 industrial markets in the U.S., with a customer base of over 50,000 businesses in nearly every sector of heavy and light industry.
As a result, this segment is directly affected by national macroeconomic variables such as the percentage of plant capacity utilization within the U.S. industrial base, and the business tends to track the U.S. Industrial Production Index with a short lag. Conditions for manufacturers have remained soft since the second half of 2000, with capacity utilization remaining considerably below the 80 percent threshold considered at recession level by the U.S. government. As manufacturing continues to move off shore and customers permanently close facilities, recovery in industrial production becomes even more difficult. Management believes that signs of meaningful national economic recovery have been inconsistent and inconclusive with the tone of the market at the beginning of the fourth quarter remaining weak.

Management believes that it has the appropriate platforms, including the technology, systems management and customer and supplier relationships to compete effectively in the evolving industrial distribution industry. The company's size and scale of operations allow it to attract highly skilled personnel and realize internal operating efficiencies, and also to take advantage of vendor incentives in the form of rebates, which tend to favor the larger distributors. Management believes that the company's resources and product knowledge enable it to offer a comprehensive product line and invest in sophisticated inventory management and control systems while its position in the industry enhances its ability to rebound during economic recoveries and grow through acquisitions.

Success in this market requires a combination of competitive pricing and value-added services that save the customer money while helping it become more efficient and productive. Over the past several years, large companies have increasingly centralized their purchasing through suppliers that can service all of their plant locations across a wide geographic area. As

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

this trend continues, the corporation has expanded its presence in geographic markets considered key to winning these customers through acquisitions in the upper midwest and Mexico, and the selective opening of new branches. Furthering this strategy, early in the fourth quarter of 2003, the company acquired the net assets and business of Industrial Supplies, Inc., (ISI) of Birmingham, AL, a distributor of a wide variety of bearing, conveyor, electrical, fluid power and power transmission components used by manufacturing, mining, steel, lumber, pulp and paper, food and other industries. ISI maintained a total of four Alabama facilities and one Florida facility. This acquisition expands the company's presence in the increasingly important southeast industrial market. Management's goal is to grow the Industrial Distribution segment by expanding into additional areas that enhance its ability to compete for large regional and national customer accounts.

As previously reported, this segment has experienced an increase in the number of "John Doe" type legal proceedings filed against it, generally relating to parts allegedly supplied to the U.S. Navy's shipyard in San Diego, California by a predecessor company over 25 years ago, that may have contained asbestos. While management believes that the segment has good defenses to these claims, which it intends to assert, certain claims have been settled for immaterial amounts, with contribution from insurance carriers. Approximately sixty-one claims are currently outstanding, involving the company among many other defendants. Management does not currently expect that this situation will have a material adverse effect on the corporation.

Music Distribution segment net sales for the third quarter of 2003 were $37.9 million, including $4.3 million from Latin Percussion, Inc. (LP) which was acquired in October 2002, compared to $32.8 million for the same period last year. For the first nine months of 2003, net sales were $103.5 million, including $13.2 million contributed by LP, compared to $90.5 million in the same period of 2002. This segment had good results for the third quarter of 2003, although the base business did not grow since consumers have generally taken a cautious approach to the economy. The strength of the Christmas season is expected to be an important factor in segment results for the year.

This segment is America's largest independent distributor of music instruments and accessories, offering more than 15,000 products from five facilities in the U.S. and Canada to retailers of all sizes for musicians of all capabilities. This segment's business is directly affected by consumer confidence levels and results in the base business to date in 2003 reflect a somewhat weak consumer environment, although this has been more than offset by LP's performance. LP is considered the world leader in hand percussion instruments. The segment's array of other

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

instruments includes premier and proprietary products, such as the company's Ovation (registered trademark) and Hamer (registered trademark) guitars, and Takamine (registered trademark) guitars under its exclusive North American distribution agreement. The segment has significantly extended its line of percussion products and accessories over the past two years, augmenting its CB, Toca (registered trademark) and Gibraltar (registered trademark) lines with the addition of an exclusive distribution agreement with Gretsch (registered trademark) drums in 2001, the acquisition of LP in 2002, and in the third quarter of 2003 the acquisition of Genz Benz Enclosures, Inc., a small manufacturer of amplification and sound reinforcement equipment. Genz Benz had been working closely with the company for several years through an exclusive distribution agreement, so the acquisition brings this segment control of the product sources rather than immediate incremental sales.

The corporation's segments, in total, had net operating profits of $7.3 million for the third quarter of 2003 compared to $12.5 million for the comparable period of 2002. For the nine months ended September 30, 2003, the corporation's segments, in total, had net operating profits of $30.5 million compared to a net loss of $48.3 million for the 2002 period. The 2002 nine-month period includes pre-tax charges of $86.0 million taken in the second quarter of that year to cover the write-down of K-MAX helicopter assets, principally inventories; for cost growth associated with the Australian SH-2G(A) helicopter program; and to phase out operations at the corporation's Moosup plant.

For the third quarter of 2003, the Aerospace segment had operating profits of $1.7 million (including the effect of $946 thousand in ongoing relocation and re-certification costs related to the Moosup plant closure)compared to $7.2 million last year.
In the first nine months of 2003, this segment had operating profits of $15.5 million (including the effect of $2.1 million in ongoing relocation and re-certification costs related to the Moosup plant closure) compared to an operating loss of $61.7 million a year earlier as a result of the pre-tax charges. Aerospace segment results for the quarter and nine-month period ended September 30, 2003 were affected by the same factors described in the previous discussion of net sales for those periods. Closure of the corporation's Moosup plant is scheduled to occur by the end of 2003. In connection with that plant closure, the corporation recorded a charge of about $3.3 million in the second quarter of 2002 relating to severance costs at the Moosup and Bloomfield, Connecticut locations which is expected to involve the separation from service of approximately 400 employees (of which $1.6 million had been paid for 365 such separations as of September 30,
2003).

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

Operating profits in the Industrial Distribution segment were $2.8 million in the third quarter of 2003 compared to $3.0 million in the prior year period. This segment's operating profits for the first nine months of 2003 were $9.0 million compared to $9.1 million in the same period last year. These results reflect the softness in industrial production that has existed since the second half of 2000 and increasingly intense price competition which has resulted from manufacturing plant closures and the movement of many other manufacturers off-shore. Vendor incentives in the form of rebates (i.e., vendors provide inventory purchase rebates to distributors at specified volume-purchasing levels) continue to be an important contributor to this segment's operating profits.

The Music Distribution segment's operating profits for the third quarter of 2003 were $2.8 million compared to $2.3 million the previous year while operating profits for the nine-month period were $6.0 million compared to $4.4 million for the 2002 period. The 2003 results are primarily due to the addition of LP. Management is closely monitoring the upcoming Christmas season as the strength of consumer spending at that time will be an important factor in segment results for the year.

Net earnings for the third quarter of 2003 were $1.2 million, or $0.05 per share diluted, including an after-tax gain of about
$700 thousand, or approximately $0.03 per share diluted, as the result of post-closing adjustments associated with the sale of businesses in prior periods, compared to $5.6 million, or $0.25 per share diluted in the same quarter of 2002. For the nine months ended September 30, 2003, net earnings were $18.4 million, or $0.81 per share diluted, including a $10.6 million after-tax gain, or $0.48 per share ($17.4 million on a pre-tax basis) on the sale of EDC, compared to a net loss of $39.5 million, or $1.76 net loss per share diluted in the comparable period of 2002. The 2002 nine-month period results also include a pre-tax gain of $1.9 million from the sale of the corporation's microwave products line during that period.

For the nine months ended September 30, 2003, net interest expense increased by 42.9% to $2.3 million compared to the same period of 2002.

The consolidated effective income tax rate for the nine-month period ended September 30, 2003 was 38.9% compared to a tax recovery rate of 34.0% for the same period last year.

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

GOODWILL AND OTHER INTANGIBLE ASSETS ACCOUNTING
-----------------------------------------------

Goodwill and certain other intangible assets are evaluated at least annually for impairment. The corporation utilizes discounted cash flow models to determine fair value used in the goodwill and other intangible asset impairment evaluations. Management's estimates of fair value are based upon factors such as projected sales and cash flows and other elements requiring significant judgments. The corporation utilizes the best available information to prepare its estimates and perform impairment evaluations; however, actual results could differ significantly, resulting in the future impairment of recorded goodwill and other intangible asset balances.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the nine-month period of 2003, operating activities used a net $5.0 million of cash, principally due to increased accounts receivable and inventories in the Aerospace segment. In the Aerospace segment, accounts receivable increased primarily due to the Australia SH-2G program and inventories increased primarily due to K-MAX helicopter program and aerostructures subcontracting activities. This was offset in part by a decrease in inventories in the Industrial Distribution segment.

During the first nine months of 2003, the largest element of cash provided from investing activities consisted of the proceeds from the sale of the EDC operation. Cash used in financing activities for the nine-month period of 2003 consisted of reductions in long-term debt and payments of dividends to shareholders.

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

At September 30, 2003, the corporation had $21.6 million of its 6% convertible subordinated debentures outstanding. The debentures are convertible into shares of Class A common stock at any time on or before March 15, 2012 at a conversion price of $23.36 per share, generally at the option of the holder. Pursuant to a sinking fund requirement that began March 15, 1997, the corporation redeems approximately $1.7 million of the outstanding principal of the debentures each year.

In November 2000, the corporation's board of directors approved a replenishment of the corporation's stock repurchase program, providing for repurchase of an aggregate of 1.4 million Class A common shares for use in administration of the corporation's stock plans and for general corporate purposes. As of September 30, 2003, a total of about 269,000 shares had been repurchased under this replenishment program.

Total average bank borrowings were $43.7 million for the nine-month period of 2003 compared to $12.9 million in the same period of 2002.

The corporation maintains a revolving credit agreement involving a group of financial institutions. The agreement currently provides a maximum unsecured line of credit of $225 million which consists of a $150 million commitment for five years (expiring in November
2005)and a $75 million commitment under a "364 day" arrangement which is scheduled for renewal in November 2003. In order to take advantage of the current interest rate environment, management is considering the potential for a fixed rate financing to replace the "364 day" facility and as a result, will not renew the "364 day" facility.

The most restrictive of the covenants contained in the current revolving credit agreement requires the corporation to have EBITDA, as defined, at least equal to 300% of net interest expense, on the basis of a rolling four quarters and a ratio of consolidated total indebtedness to total capitalization of not more than 55%.
In the third quarter of 2003, the revolving credit agreement was amended to permit potential lenders under a fixed rate financing of up to $75 million to obtain the same covenant and guarantee protections that the revolving credit agreement lenders possess.

In connection with the acquisition of RWG, in July 2002 the corporation established a 9.5 million Euro term loan and revolving credit facility with Wachovia Bank, National Association, one of its revolving credit agreement lenders having offices in London.
In general, the agreement contains the same financial covenants as the revolving credit agreement described previously and the term of this facility will expire at the same time as the revolving credit agreement. During the third quarter of 2003, this agreement was amended to conform with the previously described amendment to the

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

revolving credit agreement. In the third quarter of 2003, the corporation entered into an arrangement with Wachovia Bank, National Association which permits the corporation to lock in a fixed rate of interest for the RWG financing.

Letters of credit are generally considered borrowings for purposes of the revolving credit agreement. A total of $29.8 million in letters of credit were outstanding at September 30, 2003. During the second quarter of 2003, the letter of credit for the helicopter production portion of the Australia SH-2G program was reduced to a balance of $20 million, which will remain in place until final acceptance of the aircraft by the RAN.

Management believes that the corporation's annual cash flow from operations and available unused bank lines of credit under its revolving credit agreement will be sufficient to finance its working capital and other recurring capital requirements for the foreseeable future.

FORWARD-LOOKING STATEMENTS
--------------------------

This report contains forward-looking information relating to the corporation's business and prospects, including the SH-2G and K-MAX helicopter programs, aerostructures and helicopter subcontract programs and components, advanced technology products, the industrial and music distribution businesses, operating cash flow, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of competitions and thereafter contract negotiations with government authorities, including foreign governments; 2) political developments in countries where the corporation intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) economic and competitive conditions in markets served by the corporation, particularly industrial production and commercial aviation, and global economic conditions; 5) satisfactory completion of the Australian SH-2G(A)program, including successful completion and integration of the full ITAS software; 6) recovery of the corporation's investment in the MD Helicopters, Inc. contracts;
7) actual costs for moving equipment and recertifying products and processes in connection with phase out of the Moosup, Connecticut facility; 8) JPF program final qualification test results and receipt of production orders; 9)achievement of enhanced business base in the Aerospace segment in order to better absorb overhead and general and administrative expenses;
10) successful sale or lease of existing K-MAX inventory; 11)

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

the condition of consumer markets for musical instruments, including the strength of the Christmas season; 12) profitable integration of acquired businesses into the corporation's operations; 13) changes in supplier sales or vendor incentive policies; 14) the effect of price increases or decreases; and
15) currency exchange rates, taxes, changes in laws and regulations, inflation rates, general business conditions and other factors. Any forward-looking information should be considered with these factors in mind.

Item 3.    Quantitative and Qualitative Disclosures About
           Market Risk

There has been no significant change in the corporation's exposure to market risk during the nine-month period ended
September 30, 2003. Please see the corporation's annual report on Form 10-K for the year ended December 31, 2002 for discussion of the corporation's exposure to market risk.

Item 4.    Controls and Procedures

(a) Disclosure Controls and Procedures. The corporation's management, with the participation of the corporation's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the corporation's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the corporation's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the corporation's disclosure controls and procedures were effective.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the corporation's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the corporation's internal control over financial reporting.

                    KAMAN CORPORATION AND SUBSIDIARIES
                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

The corporation has previously reported on the matter of Arthur Rocque, Jr. (Commissioner of the Department of Environmental Protection of the State of Connecticut) v. Kaman Aerospace Corporation, Kamatics Corporation and the Ovation Division of Kaman Music Corporation in its reports on Form 10-K for the a) fiscal year ended December 31, 2000, Document No. 0000054381-01-500005 filed with the Securities and Exchange Commission on March 15, 2001, and b) fiscal year ended December 31, 2002, Document No. 0000054381-03-000079, filed with the Securities and Exchange Commission on March 26, 2003. This matter involved allegations of certain regulatory violations at facilities located in Connecticut related to routine inspections which took place between 1988 and 1998. Management believes that in all cases where corrective action was required at the time of such inspections, such action was promptly taken at that time. The parties have now reached a settlement in the matter and a Stipulation for Judgment was entered by the Superior Court on October 8, 2003. The settlement includes a civil penalty of $420,000, payable in installments through January 2005, a permanent injunction applicable to the affected facilities for a period of ten years, and annual environmental compliance audits for a period of three years. Management believes that resolution of this matter is not material to the business or financial condition of the corporation.

                  KAMAN CORPORATION AND SUBSIDIARIES
                     PART II - OTHER INFORMATION, Continued



Item 6.  Exhibits and Reports on Form 8-K.


        (a) Exhibits to Form 10-Q:

            4.1   Amendment No. 2 to Revolving Credit Agreement
                    between the corporation and The Bank of Nova
                    Scotia and Fleet National Bank as Co-
                    Administrative Agents and Bank One, N.A. as the Documentation Agent and The Bank of Nova Scotia and Fleet Securities, Inc. as the Co-Lead Arrangers and Various Financial Institutions dated as of September 12, 2003.

            4.2   Amendment to Credit Agreement between the
                    corporation, RWG Frankenjura-Industrie
                    Flugwerklager GmbH, and Wachovia Bank, N.A., dated September 12, 2003.

            4.3   International Swap Dealers Association, Inc.
                    Master Agreement dated as of October 25, 2002 between Wachovia Bank, National Association and the corporation.

            11    Earnings (Loss) Per Share Computation

            31.1  Certification of Chief Executive Officer
                    Pursuant to Rule 13a-14 under the
                    Securities and Exchange Act of 1934

            31.2  Certification of Chief Financial Officer
                    Pursuant to Rule 13a-14 under the
                    Securities and Exchange Act of 1934

            32.1  Certification of Chief Executive Officer
                    Pursuant to 18 U.S.C. Section 1350,
                    as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            32.2  Certification of Chief Financial Officer
                    Pursuant to 18 U.S.C. Section 1350,
                    as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  KAMAN CORPORATION AND SUBSIDIARIES
                     PART II - OTHER INFORMATION, Continued



Item 6.  Exhibits and Reports on Form 8-K (Continued)


        (b) Reports on Form 8-K:

           (1) A report on Form 8-K was filed on July 22, 2003, reporting that the Company's financial results for the second quarter and six months ended
                June 30, 2003.

           (2) A report on Form 8-K was filed on September 9, 2003 announcing that the Company has signed an agreement to acquire Industrial Supplies, Inc., an Alabama corporation located in Birmingham, Alabama.

           (3) A report on Form 8-K was filed on October 31,2003 reporting the company's financial results for the third quarter and nine months ended September 30, 2003.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    KAMAN CORPORATION
                                    Registrant


Date:    November 5, 2003           By: /s/ Paul R. Kuhn
                                    -----------------------------
                                    Paul R. Kuhn
                                    Chairman, President and
                                    Chief Executive Officer
                                    (Duly Authorized Officer)


Date:    November 5, 2003           By: /s/ Robert M. Garneau
                                    -----------------------------
                                    Robert M. Garneau
                                    Executive Vice President and
                                    Chief Financial Officer

                   KAMAN CORPORATION AND SUBSIDIARIES
                           Index to Exhibits

Exhibit 4.1    Amendment No. 2 to Revolving Credit Agreement
                 between the corporation and The Bank of Nova
                 Scotia and Fleet National Bank as Co-
                 Administrative Agents and Bank One, N.A. as the Documentation Agent and The Bank of Nova Scotia and Fleet Securities, Inc. as the Co-Lead Arrangers and Various Financial Institutions dated as of September 12, 2003. The Revolving Credit Agreement dated as of November 13, 2000 was filed as Exhibit 4 to Form 10-Q filed with the Securities and Exchange Commission on November 14, 2000, Document No. 0000054381-00-500006, as
                 amended by Document No. 0000054381-02-000022 filed as Exhibit 10 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002.

Exhibit 4.2    Amendment to Credit Agreement between the
                 corporation, RWG Frankenjura-Industrie
                 Flugwerklager GmbH, and Wachovia Bank, N.A., dated September 12, 2003. The Credit Agreement dated July 29, 2002 was filed as Exhibit 4c to Form 10-K filed with the Securities and Exchange Commission on March 26, 2003, Document No. 0000054381-03-
                 000079. Schedules and Exhibits to the Credit Agreement, which are listed in its Table of Contents, are omitted but will be provided to the Commission upon request.

Exhibit 4.3    International Swap Dealers Association, Inc. Master
                 Agreement dated as of October 25, 2002 between Wachovia Bank, National Association and the corporation.

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