Form 10-K
period 2003-12-31
KAMAN CORP
filed 2004-03-05
CIK 54381

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-K
(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2003
                            OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from          to
                       Commission File No. 0-1093
                           KAMAN CORPORATION
                      (Exact Name of Registrant)
      Connecticut                           06-0613548
(State of Incorporation)   (I.R.S. Employer Identification No.)
        1332 Blue Hills Avenue, Bloomfield, Connecticut 06002
               (Address of principal executive offices)
  Registrant's telephone number, including area code-
                        (860) 243-7100
Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
       -Class A Common Stock, Par Value $1.00
       -6% Convertible Subordinated Debentures Due 2012
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ].
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes (X)  No ( )
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
                $239,984,608.00 as of June 30, 2003.
     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date (February 2, 2004).
                Class A Common      21,975,797 shares
                Class B Common         667,814 shares
           DOCUMENTS INCORPORATED HEREIN BY REFERENCE
Portions of the Corporation's 2003 Annual Report to Shareholders are incorporated herein by reference and filed as Exhibit 13 to this Report.

                                  PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Kaman Corporation, incorporated in 1945, reports information for itself and its subsidiaries (collectively, the "corporation") in the following business segments: Aerospace, Industrial Distribution, and Music.

     The Aerospace segment's programs are conducted through three principal businesses, consisting of Aircraft Structures and Components, Advanced Technology Products, and Helicopter Programs. The Aircraft Structures and Components business involves aerostructure and helicopter subcontract work as well as manufacture of components such as self-lubricating bearings and driveline couplings for aircraft applications. For 2003, this business constituted 48% of Aerospace segment sales. The aerostructure subcontract element of this business continues to be an area of strategic emphasis for the corporation. The Advanced Technology Products business manufactures products involving systems, devices and assemblies for a variety of military and commercial applications, including safe, arm and fuzing devices for several missile and bomb programs; precision non-contact measuring systems for industrial and scientific use; electro-optic systems for mine detection and other applications; and high reliability memory systems for airborne, shipboard, and ground-based programs. For 2003, this business constituted 22% of segment sales. The Advanced Technology Products operation is also an area of strategic emphasis for the corporation. Helicopter Programs include prime helicopter production along with spare parts and support. The helicopters produced by this business are the SH-2G multi-mission maritime helicopter and the K-MAX (registered trademark) medium to heavy external lift helicopter. For 2003, this business constituted 30% of segment sales.

     The Industrial Distribution segment is the third largest U.S. industrial distributor servicing the bearing, electrical/mechanical power transmission, fluid power, motion control and materials handling markets in the United States. This segment offers more than 1.5 million items, as well as value-added services to a base of more than 50,000 customers spanning nearly every sector of U.S. industry from approximately 200 branches and regional distribution centers in the U.S., Canada, and Mexico.

     The Music segment, the name of which has been changed from "Music Distribution" in order to better express the breadth of the segment's other activities, is America's largest independent distributor of musical instruments and accessories, and is involved in some combination of designing, manufacturing, marketing and distributing more than 15,000 products from four distribution facilities and one manufacturing facility located in the United States and Canada, to retailers of all sizes for musicians at all skill levels.


AEROSPACE SEGMENT

Aircraft Structures and Components
----------------------------------

     Aerostructures subcontract work involves commercial and military aircraft programs. Current programs include production of aircraft subassemblies and other parts for virtually all Boeing commercial aircraft and the C-17 military transport. This element of the Aerospace segment operation continues to be an area of strategic emphasis for the corporation. The low current and projected build rates for commercial airliners affect this business directly, and the market has become increasingly cost competitive on an industry-wide basis.

     Helicopter subcontract work involves commercial and military helicopter programs. Commercial programs include multi-year contracts for production of fuselages for the MD Helicopters, Inc. ("MDHI") 500 and 600 series helicopters and composite rotor blades for the MD Explorer helicopter. Total orders from MDHI have run at significantly lower rates than originally anticipated due to lower than expected demand. The corporation's investment in these contracts consists of $4.4 million in billed receivables and $16.4 million in recoverable costs - not billed (including start-up costs and other program expenditures) as of December 31, 2003. In 2003, the corporation received payments totaling $4.4 million, primarily for items shipped during 2003. The recoverability of unbilled costs will depend to a significant extent upon MDHI's future requirements through 2013, the year to which both contracts extend. The corporation stopped production on these contracts in the second quarter of 2003, while working closely with this customer to resolve overall payment issues and establish conditions under which production could be resumed, including the timing thereof. Based upon MDHI's projected future requirements and inventory on hand at both MDHI and the corporation, this would not be expected to occur until the second half of 2004 at the earliest. Although the outcome is not certain, the corporation understands that MDHI management is pursuing strategies to improve its current financial and operational circumstances.

     The segment's Kamatics operation manufactures proprietary self-lubricating bearings used in aircraft flight controls, turbine engines and landing gear and produces driveline couplings for helicopters. This business had increased sales in

2003 with military and commercial aftermarket sales helping to offset continued softness in commercial and regional aircraft manufacturing. Kamatics products are in wide use in commercial airliners operated by the major and regional airlines, and increasingly, in military programs. Boeing is Kamatics' largest commercial customer.


Advanced Technology Products
----------------------------

     Advanced Technology Products is also an area of strategic emphasis for the corporation. In July 2002, the corporation acquired Dayron, a weapons fuze manufacturer for a variety of munitions programs. The principal motivation for the acquisition was a Dayron contract to develop a fuze for the U.S. Air Force and Navy Joint Programmable Fuze ("JPF") program. The JPF program is expected to generate substantial business once final qualification has been achieved and future production orders have been received. Final qualification testing was undertaken early in 2003 but test results at that time necessitated additional qualification work, which has delayed production unit sales and increased program costs. Final qualification testing resumed in the fourth quarter of 2003, however, with Dayron completing the portion of qualification testing required to be conducted by it as the contractor. The customer has now resumed its portion of the qualification testing with positive early results. Management expects that final qualification testing will be completed in March 2004.


Helicopter Programs
-------------------

     The segment's helicopter products include the SH-2G multi-mission maritime helicopter and the K-MAX medium-to-heavy external lift helicopter. The SH-2G helicopter represents the majority of the segment's helicopter program sales and generally consists of retrofit of the corporation's SH-2F helicopters to the SH-2G configuration or refurbishment of existing SH-2G helicopters. The SH-2, including its F and G configurations, was originally manufactured for the U.S. Navy. The SH-2G aircraft is currently in service with the Egyptian Air Force and the New Zealand and Polish navies.

     The program for five retrofit SH-2G aircraft for New Zealand, which had a contract value of about $190 million, was completed early in 2003. A much smaller program for the refurbishment of four SH-2G aircraft for Poland, which had a contract value of almost $7 million, was also completed during 2003.

     Work continues on the SH-2G(A) retrofit program for Australia which involves eleven helicopters with support, including a support services facility, for the Royal Australian Navy ("RAN"). The total contract has an anticipated value of about $723 million. The helicopter production portion of the program is valued at approximately $598 million, of which about 96% has been recorded as sales through December 31, 2003. As previously reported, this contract is now in a loss position due to increases in anticipated costs to complete the program that were reflected in a $25.0 million pre-tax charge taken in 2002 and a $31.2 million sales and pre-tax profit adjustment taken in 2001.

     Production of all the SH-2G(A) aircraft is essentially complete. As previously reported, the aircraft lack the full Integrated Tactical Avionics System ("ITAS") software and progress is continuing on this element of the program. In September 2003, the RAN began the process of provisional acceptance of these aircraft after receiving a decision to proceed from the Australian government. The corporation expects to be able to deliver the full capability of the ITAS weapons system software in late 2004 with final acceptance anticipated in 2005. While management believes that the corporation's reserves are sufficient to cover estimated costs to complete the program, final development of the software by subcontractors and its integration, which is the corporation's responsibility, are yet to come and they are complex tasks.

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

     With respect to its K-MAX helicopter program, the segment continues to pursue both a sale and short-term lease program for existing K-MAX aircraft inventory that was written down to estimated fair market value in 2002. As previously reported, this approach follows a 2002 market evaluation of the K-MAX helicopter program which had experienced several years of significant market difficulties. In connection with this decision, the corporation wrote down the value of existing aircraft, excess spare parts, and equipment inventories. Development costs for the aircraft were expensed in earlier years, when incurred. On a going forward basis, the corporation intends to maintain adequate inventories and personnel to support the fleet and additional aircraft will be produced only upon firm order by a customer. During 2003, two K-MAX helicopters were leased and two others were converted from leases to sales. Currently, there are seven K-MAX aircraft remaining available for sale, including the two aircraft currently leased to customers.


Overall Aerospace Segment Performance in 2003
---------------------------------------------

     The Aerospace segment business was adversely impacted by several factors during 2003. These factors included weakness in the commercial aerospace market, which has caused order stretch-outs and a lower volume of deliveries than anticipated for certain Boeing programs, difficulties experienced in certain significant segment programs, including the MDHI helicopter subcontract program, and the JPF program, lack of new helicopter orders, and cost and operational issues associated with the transition from the segment's Moosup, Conn. manufacturing facility to its expanded facility in Jacksonville, Fla. These factors have led to lower sales volume, which in turn has resulted in overhead and general and administrative expenses being absorbed at higher rates by active segment programs; this has led to generally lower profitability or losses for these programs.

     Management continues to evaluate Kaman Aerospace's cost structure, including its manpower requirements, and action is being taken, where appropriate, to help bring the cost structure in line with the business base. Management directed the move from Moosup, the corporation's oldest facility, to Jacksonville, a modern, expanded facility, in order to provide a lower cost base from which to compete in the aerostructures subcontract arena. This move was essentially completed in 2003. However, the transition has generated additional costs associated with the phase-out of Moosup, production man-hour performance in Jacksonville, which has not yet achieved the levels that had existed on an overall basis in Moosup, and the normal FAA and customer requirements to requalify manufacturing and quality processes in Jacksonville. While these costs continue to be an issue going into 2004, the opportunity to operate at lower cost in Jacksonville remains evident and is an expectation for the future. The Jacksonville facility is ready to accept additional business, although that may take time to develop in the present environment.

     Despite current circumstances, to date, management has elected to continue expenditures for longer-term competitiveness in the commercial aircraft market and to maintain its prime helicopter program capabilities.

Industrial Distribution Segment
-------------------------------

     This segment is the third largest U.S. industrial distributor servicing the bearing, electrical/mechanical power transmission, fluid power, motion control and materials handling markets in the United States. The segment distributes products and provides customized value-added services on a regional and national basis to companies having production plants and facilities that represent a wide spectrum of the North American economy, from major food processing companies to basic industries producing brand name products, from approximately 200 branches and regional distribution centers in the U.S., Canada, and Mexico.

     Because the segment's customers include a broad spectrum of U.S. industry, this business is directly affected by national macroeconomic variables such as the percentage of plant capacity utilization within the U.S. industrial base, and the business tends to track the U.S. Industrial Production Index with a short lag. Industrial Distribution segment results in 2003 were affected by continued weakness in the U.S. manufacturing sector that has existed since the latter part of 2000. During this period, cost controls and focus on working capital investment
helped performance.   Particularly in this type of environment,
vendor incentives in the form of rebates (i.e., vendors provide inventory purchase rebates to distributors at specified volume-purchasing levels) have been a major contributor to the segment's operating profits.

     Despite economic circumstances during most of the year, the segment benefited from acquisitions completed in the past several years and from awards of new business at the national account level. Significant recent additions to this roster include Campbell Soup, GAF and Phelps Dodge. Late in 2003, the segment also began to experience increased requests for proposals and order activity. While industrial production levels remain far from the levels sustained several years ago, management is encouraged by signs of improvement in national industrial markets.

     Success in the segment's markets requires a combination of competitive pricing and value-added services that save the customer money while helping it become more efficient and productive. Management believes that this segment has the appropriate platforms, including technology, systems management and customer and supplier relationships to compete effectively in the evolving and highly fragmented industrial distribution industry. The segment's size and scale of operations allow it to attract highly skilled personnel and realize internal operating efficiencies, and also to take advantage of vendor incentives in the form of rebates, which tend to favor the larger distributors. Management believes that the segment's resources and product knowledge enable it to offer a comprehensive product line and invest in sophisticated inventory management and control systems while its position in the industry enhances its ability to rebound during economic recoveries and grow through acquisitions.

     In addition, over the past several years, large companies have increasingly centralized their purchasing through suppliers that can service all of their plant locations across a wide geographic area. As this trend continues, the segment has expanded its presence in geographic markets considered key to winning these customers through acquisitions in the upper Midwest and Mexico, and the selective opening of new branches. Early in the fourth quarter of 2003, the segment acquired a majority of the net assets and business of Industrial Supplies, Inc. ("ISI"), of Birmingham, Alabama, a distributor of a wide variety of bearing, conveyor, electrical, fluid power and power transmission components used by manufacturing, mining, steel, lumber, pulp and paper, food and other industries. As a result of the acquisition, the segment now maintains four branches in Alabama and an additional branch in Florida, expanding the segment's presence in the increasingly important southeast
industrial market.   The segment also added branches in the
Dallas and Richmond areas during 2003, so that as of the end of the year, the segment now serves 70 of the top 100 industrial markets in the country. Management's goal is to grow the Industrial Distribution segment by expanding into additional areas that enhance its ability to compete for large regional and national customer accounts.

     The segment also seeks to provide leadership in e-commerce initiatives and further enhance operating and asset utilization efficiencies throughout the business. The segment's information technology infrastructure enables it to interface with all of the major software systems used by its customers. As a result, many formerly manual processes are now automated, including purchase order receipts, acknowledgments, electronic invoicing and funds transfer. In addition, the segment's e-commerce website, although a small portion of overall sales, is serving an increasingly broad customer base. Technology is also an important tool to increase efficiency in the segment's relationships with its suppliers; more than 65% of product orders to these suppliers are placed electronically and an increasing proportion is shipped from suppliers directly to the segment's customers.

As previously reported, this segment had experienced an increase in the number of "John Doe" type legal proceedings filed against it, generally relating to parts allegedly supplied to the U.S. Navy's shipyard in San Diego, California by a predecessor company over 25 years ago, that may have contained asbestos. While management believes that the segment has good defenses to these claims, it is in the process of settling virtually all of the claims for amounts that are immaterial in the aggregate, with contribution from insurance carriers. Management does not currently expect that these circumstances will have a material adverse effect on the corporation.


MUSIC SEGMENT (formerly the Music Distribution Segment)
-------------

     Music segment results in 2003 reflect the positive effects of the 2002 acquisition of Latin Percussion, the world leader in hand percussion instruments. This segment's business is directly affected by consumer confidence levels and although results for the segment's base business (i.e., without Latin Percussion) reflected a somewhat weak consumer environment, conditions improved toward the end of the year and the segment had good results overall, including a good Christmas season, particularly at the large national stores.

     The segment's broad array of instruments includes premier and proprietary products, such as the Ovation (registered trademark), and Hamer (registered trademark) guitars, Latin Percussion/LP (registered trademarks) percussion products and Takamine (registered trademark) guitars under its exclusive distribution agreement. To enhance its market position, the segment has significantly extended its line of percussion products and accessories over the past two years, augmenting its CB, Toca (registered trademark) and Gibraltar (registered trademark), Gretsch* (registered trademark) drums, and Sabian* cymbals, with the acquisition of Latin Percussion.

     In September, 2003, the segment acquired Genz Benz Enclosures, Inc., a small manufacturer of amplification and sound reinforcement equipment that complements the segment's guitar lines. Genz Benz has been working with the segment for several years through an exclusive distribution agreement, so while the acquisition will not add immediate incremental sales, it provides the segment with ownership of this product line. The segment continues to seek opportunities to add exclusive premier brand product lines that would build upon the segment's market position.

     Technology is an important part of the segment's business.
The segment's customers have access to kmconline.com, an industry-leading e-commerce site for expedited direct ordering of merchandise that helps customers cut costs and improve efficiencies through electronic exchange of information.

     In addition, to ensure high quality while offering value at different price points, the segment's products are manufactured both in the United States and abroad.

*Sabian and Gretsch are registered trademarks of other organizations.

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

     The Corporation's Governance Principles and all Board of
Directors' standing Committee Charters (including Audit, Corporate Governance, Personnel & Compensation and Finance) are also located on the corporation's website.

FINANCIAL INFORMATION

     Information concerning each segment's performance for the last three fiscal years is included in the Segment Information section of the corporation's 2003 Annual Report to Shareholders (Exhibit 13 to this Form 10-K) and such section is incorporated herein by reference.

PRINCIPAL PRODUCTS AND SERVICES

     Following is information for the three preceding fiscal years concerning the percentage contribution of each business segment's products and services to the corporation's consolidated net sales:

                         Years Ended December 31
                         2001     2002     2003
                         ------   ------   ------
Aerospace                 34.4%    31.3%   28.1%
Industrial Distribution   51.8%    54.2%   55.7%
Music                     13.8%    14.5%   16.2%
                         ------   ------   ------
Total                    100.0%   100.0%  100.0%

RESEARCH AND DEVELOPMENT EXPENDITURES

Aerospace segment government sponsored research expenditures, included in cost of sales, were $4.9 million in 2003, $9.8 million in 2002 and $6.7 million in 2001. Independent research and development expenditures, included in selling, general and administrative expenses, were $4.3 million in 2003, $5.4 million in 2002 and $4.7 million in 2001.


BACKLOG

     Program backlog of the Aerospace segment was approximately
$322.4 million at December 31, 2003, $370.0 million at December
31, 2002 and $364.9 million at December 31, 2001.

     The corporation anticipates that approximately 53.7% of its backlog at the end of 2003 will be performed in 2004. Approximately 38.3% of the backlog at the end of 2003 is related to U.S. government contracts or subcontracts which are included in backlog to the extent that funding has been appropriated by Congress and allocated to the particular contract by the relevant procurement agency. Virtually all of these funded government contracts have been signed.


GOVERNMENT CONTRACTS

     During 2003, approximately 92.0% of the work performed by the corporation directly or indirectly for the U.S. government was performed on a fixed-price basis and the balance was performed on a cost-reimbursement basis. Under a fixed-price contract, the price paid to the contractor is negotiated at the outset of the contract and is not generally subject to adjustment to reflect the actual costs incurred by the contractor in the performance of the contract. Cost reimbursement contracts provide for the reimbursement of allowable costs and an additional negotiated fee.

     The corporation's U.S. government contracts and subcontracts contain the usual required provisions permitting termination at any time for the convenience of the government with payment for work completed and associated profit at the time of termination.


COMPETITION

     The Aerospace segment operates in a highly competitive environment with many other organizations, some of which are substantially larger and have greater financial and other resources.

     The corporation competes for its aerostructures subcontract, helicopter structures and components business on the basis of price and quality; product endurance and special performance characteristics; proprietary knowledge; and the reputation of the corporation. Competitors for this business include small machine shops and offshore manufacturing facilities. The corporation competes for its advanced technology fuzing business primarily on the basis of technical competence, product quality, and to some extent, price; and also on the basis of its experience as a developer and manufacturer of fuzes for particular weapon types and the availability of facilities, equipment and personnel. The corporation is also affected by the political and economic circumstances of its potential foreign customers. The corporation competes with other helicopter manufacturers on the basis of price, performance, and mission capabilities; and also on the basis of its experience as a manufacturer of helicopters, the quality of its products and services, and the availability of facilities, equipment and personnel to perform contracts. Consolidation in the industry has increased the level of international competition for helicopter programs. The corporation's FAA certified K-MAX helicopters compete with military surplus helicopters and other used commercial helicopters employed for lifting, as well as with alternative methods of meeting lifting requirements.

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

     Music operations compete with domestic and foreign distributors. Certain musical instrument products manufactured by the corporation are subject to competition from U.S. and foreign manufacturers as well. The corporation competes in these markets on the basis of service, price, performance, and inventory variety and availability. The corporation also competes on the basis of quality and market recognition of its music products and has established trademarks and trade names under which certain of its music products are produced, as well as under private label manufacturing in a number of foreign countries.

FORWARD-LOOKING STATEMENTS
--------------------------

     This release contains forward-looking information relating to the company's business and prospects, including aerostructures and helicopter subcontract programs and components, advanced technology products, SH-2G and K-MAX helicopter programs, the industrial distribution and music businesses, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of competitions and thereafter contract negotiations with government authorities, including foreign governments; 2) political developments in countries where the company intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) economic and competitive conditions in markets served by the company, particularly industrial production and commercial aviation, and global economic conditions; 5) satisfactory completion of the Australian SH-2G(A) program, including successful completion and integration of the full ITAS software; 6) recovery of the company's investment in the MD Helicopters, Inc. contracts; 7) actual costs for recertifying products and processes in connection with start-up of the expanded Jacksonville facility; 8) JPF program final qualification test results and receipt of production orders; 9) achievement of enhanced business base in the Aerospace segment in order to better absorb overhead and general and administrative expenses; 10) successful sale or lease of existing K-MAX inventory; 11) the condition of consumer markets for musical instruments; 12) profitable integration of acquired businesses into the company's operations; 13) changes in supplier sales or vendor incentive policies; 14) the effect of price increases or decreases; and 15) currency exchange rates, taxes, changes in laws and regulations, inflation rates, general business conditions and other factors. Any forward-looking information should be considered with these factors in mind.


EMPLOYEES

     As of December 31, 2003, the Corporation employed 3,499 individuals throughout its business segments and corporate headquarters as follows:

Aerospace                                      1,579
Industrial Distribution                        1,471
Music                                            365
Corporate Headquarters                            84
                                               -----
                                               3,499

PATENTS AND TRADEMARKS

     The corporation holds patents reflecting scientific and technical accomplishments in a wide range of areas covering both basic production of certain products, including aerospace products and music instruments, as well as highly specialized devices and advanced technology products in defense related and commercial fields.

     Although the corporation's patents enhance its competitive position, management believes that none of such patents or patent applications is singularly or as a group essential to its business as a whole. The corporation holds or has applied for U.S. and foreign patents with expiration dates that range through the year 2023.

     These patents are allocated among the corporation's business segments as follows:

                                  U.S. PATENTS    FOREIGN PATENTS
Segment                          Issued Pending   Issued  Pending
Aerospace                          43       2        13        5
Industrial Distribution             0       0         0        0
Music                              31       1        33       66
                                   --       --       --       --
                                   74       3        46       71

Registered trademarks of Kaman Corporation include Adamas,
Applause, Hamer, KAflex, KAron, K-MAX, Magic Lantern, Ovation, LP and Latin Percussion. In all, the corporation maintains 305 U.S.
and foreign trademarks with 89 applications pending, most of which relate to music products in the Music segment.


COMPLIANCE WITH ENVIRONMENTAL PROTECTION LAWS

     In the opinion of management, based on the corporation's knowledge and analysis of relevant facts and circumstances, compliance with any environmental protection laws is not likely to have a material adverse effect upon the capital expenditures, earnings or competitive position of the corporation.

     The corporation is subject to the usual reviews, inspections and enforcement actions by various federal and state environmental and enforcement agencies and has entered into agreements and consent decrees at various times in connection with such reviews. One such matter, Rocque vs. Kaman, is discussed in Item 3 (Legal Proceedings). In addition, the Corporation engages in various environmental studies and investigations and, where legally required to do so, undertakes appropriate remedial actions at facilities owned or controlled by it, either voluntarily or in connection with the acquisition, disposal or operation of such facilities. Such studies and investigations are ongoing at the Corporation's Bloomfield, and Moosup, Connecticut facilities with voluntary remediation activities also being undertaken at the Moosup facility. Also on occasion the corporation has been identified as a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency ("EPA")in connection with the EPA's investigation of certain third party facilities. In each instance, the corporation has provided appropriate responses to all requests for information that it has received, and the matters have been resolved either through de minimis settlements, consent agreements, or through no further action being taken by the EPA or the applicable state agency with respect to the corporation. One such matter involved the Barkhamsted Landfill site located in New Hartford, Connecticut (the "Barkhamsted site") which the corporation has previously reported in its report on Form 10-Q for the quarter ended June 30, 2002, Document No. 0000054381-02-000022 filed with the Securities and Exchange Commission on August 14, 2002. The Corporation, together with other PRPs has entered into, and finalized, a consent decree with the EPA settling its involvement and responsibility for remediation of the site for a non-material amount, subject to certain contingencies which the corporation believes are reasonable. With respect to any other such matters which may currently be pending, the corporation has been able to determine, based on its current knowledge, that resolution of such matters is not likely to have a material adverse effect on the future financial condition of the corporation.

     In arriving at this conclusion, the corporation has taken into consideration site-specific information available regarding total costs of any work to be performed, and the extent of work previously performed. Where the corporation has been identified as a PRP at a particular site, the corporation, using information available to it, also has reviewed and considered a number of other factors, including: (i) the financial resources of other PRPs involved in each site, and their proportionate share of the total volume of waste at the site; (ii) the existence of insurance, if any, and the financial viability of the insurers; and (iii) the success others have had in receiving reimbursement for similar costs under similar insurance policies issued during the periods applicable to each site.


FOREIGN SALES

     Fifteen percent (15%) of the sales of the corporation made in 2003 were to customers located outside the United States. In 2003, the corporation continued its efforts to develop international markets for its products and foreign sales (including sales for export). The corporation also continued to perform work under contracts with the Commonwealth of Australia and the Government of New Zealand for the supply of retrofit SH-2G helicopters. Additional information required by this item is included in the Segment Information section of the corporation's 2003 Annual Report to Shareholders (Exhibit 13 to this Form 10-K) which section is incorporated herein by reference.


ITEM 2.  PROPERTIES

     The corporation occupies approximately 3,581 thousand square feet of space throughout the United States and in Australia, Canada, Germany and Mexico, distributed as follows:

     SEGMENT                                SQUARE FEET
                                   (in thousands as of 12/31/03)
     Aerospace                                 1,809
     Industrial Distribution                   1,255
     Music                                       477
     Corporate Headquarters                       40
                                               -----
     Total                                     3,581

     The Aerospace segment's principal facilities are located in Arizona, Connecticut, Florida, and Kansas; other facilities including offices and smaller manufacturing and assembly operations are located in several other states and in Dachsbach, Germany. These facilities are used for manufacturing, research and development, engineering and office purposes. The U.S. Government owns 154 thousand square feet of the space occupied by Kaman Aerospace Corporation in Bloomfield, Connecticut in accordance with a Facilities Lease Agreement with an initial five
(5) year term which has been extended to expire in March 2005. The corporation also occupies a facility in Nowra, New South Wales, Australia under a contract providing for a ten (10) year term expiring in June, 2010. Approximately 500,000 square feet of space listed above is attributable to the Aerospace segment facility located in Moosup (the "Moosup facility") which was closed in 2003.

     The Industrial Distribution segment's facilities are located throughout the United States with principal facilities located in Alabama, California, Connecticut, New York, Kentucky and Utah. Additional Industrial Distribution segment facilities are located in Mexico and British Columbia, Canada. These facilities consist principally of regional distribution centers, branches and office space with a portion used for fabrication and assembly work.

     The Music segment's facilities in the United States are located in Connecticut, California, New Jersey and Tennessee. An additional Music facility is located in Ontario, Canada. These facilities consist principally of regional distribution centers and office space. Also included are facilities used for manufacturing music instruments.

     The corporation occupies a 40 thousand square foot Corporate headquarters building in Bloomfield, Connecticut.

     The corporation's facilities are generally suitable and adequate to serve its purposes. Substantially all of its facilities are currently fully utilized with the exception of certain properties in the Aerospace segment. Within the Aerospace segment, the Moosup manufacturing facility is now closed for operation and awaiting disposition, while the expanded Jacksonville facility and the helicopter program-related space at the Bloomfield facility are currently underutilized due to the factors discussed in Item 1 of this report.

     The corporation is a lessee of many of its facilities, particularly in the Industrial Distribution segment.


ITEM 3.  LEGAL PROCEEDINGS

     As previously reported, in October 2003 the corporation entered into a stipulated judgment with the Connecticut Department of Environmental Protection, settling the matter referred to as Rocque vs. Kaman. The complaint in this matter alleged certain regulatory violations (the majority of which were administrative in nature) at facilities located in Connecticut related to routine inspections which took place between 1988 and 1998. The matter was settled for a non-material amount.

     Other legal proceedings or enforcement actions relating to environmental matters are discussed in the section entitled
Compliance with Environmental Protection Laws.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

                              PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

MARKET FOR CLASS A COMMON STOCK

     The Class A Common Stock of the corporation is traded on the NASDAQ Stock Market under the symbol "KAMNA". The corporation's
Class B Common Stock is not actively traded.

HOLDERS OF COMMON STOCK

     As of February 2, 2004, there were approximately 5,416
holders of record of the corporation's Class A Common Stock and 70 holders of record of the corporation's Class B Common Stock.

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

QUARTERLY CLASS A COMMON STOCK INFORMATION
-----------------------------------------------------------------
                             High      Low      Close   Dividend
2003
First                        $13.24    $ 9.40   $ 9.78      $.11
Second                        11.80      9.42    11.49       .11
Third                         14.91     10.72    12.96       .11
Fourth                        14.29     11.67    12.73       .11
-----------------------------------------------------------------
2002
First                        $17.61    $13.46   $16.95      $.11
Second                        18.81     14.82    16.76       .11
Third                         17.50     11.00    12.25       .11
Fourth                        13.75      9.42    11.00       .11
-----------------------------------------------------------------
QUARTERLY DEBENTURE INFORMATION (6% Conv. Subordinated)
-----------------------------------------------------------------
                                High     Low       Close
2003
First                          $ 92.00   $92.00     $92.00
Second                           95.00    94.75      94.75
Third                            99.00    99.00      99.00
Fourth                         - - - - No Trades* - - - - -

*Effective January 29, 2004, this security's listing moved from the NASDAQ Small Cap Market to the OTC bulletin board.

-----------------------------------------------------------------
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

ANNUAL MEETING

     The Annual Meeting of Shareholders of the corporation is scheduled to be held on Tuesday, April 20, 2004 at 11:00 a.m. in the offices of the corporation, 1332 Blue Hills Avenue, Bloomfield, Connecticut 06002. Holders of all classes of Kaman securities are invited to attend, however it is expected that matters on the agenda for the meeting will require the vote of Class B shareholders only.


ITEM 6.  SELECTED FINANCIAL DATA

     Information required by this item is included in the Five-
Year Selected Financial Data section of the corporation's 2003
Annual Report to Shareholders (Exhibit 13 to this Form 10-K) and that section is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     Information required by this item is included in the Management's Discussion and Analysis section of the corporation's
2003 Annual Report to Shareholders (Exhibit 13 to this Form 10-K) and that section is incorporated herein by reference.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

     The corporation has various market risk exposures that arise from its normal business operations, including interest rates, currency exchange rates, and supplier price changes as well as other factors described in the Forward-Looking Statements section of this report.

     The corporation's exposure to interest rate risk relates primarily to its financial instruments, and is managed principally through the use of long-term debt obligations with fixed interest rates and revolving credit facilities with interest at current market rates. Fees and interest rates charged on revolving credit commitments and borrowings are based upon borrowing levels, market interest rates, and the corporation's credit rating. Letters of credit are generally considered borrowings for purposes of the corporation's revolving credit agreement.

     The corporation's primary interest rate risk is derived from its outstanding variable-rate revolving credit facilities.
Changes in market interest rates or the corporation's credit rating would impact the interest rates on these facilities. There was some increase in the corporation's exposure to this market risk factor during 2003, as average bank borrowings increased principally due to acquisitions during the past few years. For the year ended December 31, 2003, the result of a hypothetical 1% increase in the average cost of the corporation's revolving credit facilities would have reduced earnings before income taxes by approximately $400,000.

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

     The corporation's exposure to supplier sales policies and price changes relates primarily to its distribution businesses and the corporation seeks to manage this risk through its procurement policies and maintenance of favorable relationships with suppliers. Except for vendor incentives, management believes that any near-term changes in supplier sales policies and price changes would not materially affect the consolidated financial position, results of operations or cash flows of the corporation. Vendor incentives have been an important contributor to the Industrial Distribution segment's operating profits. While management believes that vendors will continue to offer incentives, there can be no assurance that the segment will continue to receive comparable amounts in the future.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this item is included in the Consolidated Financial Statements, Notes to Consolidated
Financial Statements and Selected Quarterly Financial Data sections of the corporation's 2003 Annual Report to Shareholders
(Exhibit 13 to this Form 10-K) and such sections are incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9 A. Controls and Procedures

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

     (b) Internal Control Over Financial Reporting. There have not been any changes in the corporation's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fiscal quarter to which this report relates (the registrant's fourth fiscal quarter in the case of an annual report) that have materially affected, or are reasonably likely to materially affect, the corporation's internal control over financial reporting.


                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Following is information concerning each Director and executive officer of Kaman Corporation including name, age, position with the corporation, and business experience during the last five years:

Brian E. Barents         Mr. Barents, 60, has been a Director
                         since 1996. He is the retired President and Chief Executive Officer of Galaxy
                         Aerospace Corp. Prior to that he was
                         President and Chief Executive Officer of
                         Learjet, Inc. He is also a director of
                         Eclipse Aerospace Corp. and The Nordam
                         Group.

T. Jack Cahill           Mr. Cahill, 55, has been President of
                         Kaman Industrial Technologies
                         Corporation, a subsidiary of the
                         corporation, since 1993.  He has held
                         various positions with the
                         corporation since 1975.

E. Reeves Callaway, III  Mr. Callaway, 56, has been a Director since 1995. He is the Founder and Chief
                         Executive Officer of The Callaway
                         Companies, an engineering services firm.

Candace A. Clark         Ms. Clark, 49, has been Senior Vice
                         President, Chief Legal Officer and
                         Secretary since 1996.  Prior to that
                         she served as Vice President and Counsel.
                         Ms. Clark has held various positions with the corporation since 1985.

John A. DiBiaggio        Dr. DiBiaggio, 71, has been a Director
                         since 1984.  He is now President
                         Emeritus of Tufts University, having
                         served as President until the fall of
                         2001.  Prior to that he was President
                         and Chief Executive Officer of Michigan
                         State University.

Ronald M. Galla          Mr. Galla, 52, has been Senior Vice
                         President and Chief Information Officer
                         since 1995.  Prior to that he served as
                         Vice President and director of the
                         corporation's Management Information
                         Systems, a position which he held since
                         1990.  Mr. Galla has been director of
                         the corporation's Management
                         Information Systems since 1984.

Robert M. Garneau        Mr. Garneau, 59, has been Executive Vice
                         President and Chief Financial Officer
                         since 1995.  Previously he served as
                         Senior Vice President, Chief Financial
                         Officer and Controller. Mr. Garneau has held various positions with the corporation since 1981.

Edwin A. Huston          Mr. Huston, 65, has been a director
                         since 2002. Mr. Huston is the retired
                         Vice Chairman of Ryder System,
                         Incorporated, an international logistics and transportation solutions company.
                         He served as Senior Executive Vice
                         President Finance and Chief Financial

                         Officer of that company from 1986 to
                         1999.  Mr. Huston is a director of Unisys
                         Corporation, Answerthink, Inc. and
                         Enterasys Networks, Inc.

Russell H. Jones         Mr. Jones, 59, was appointed Senior Vice
                         President, Chief Investment Officer, and
                         Treasurer in 2003.  Prior  to that he
                         served as Vice President and Treasurer.
                         He has held various positions with the
                         Corporation since 1973.

C. William Kaman II      Mr. Kaman, 52, has been a Director
                         since 1992 and is Vice Chairman of the
                         board of directors of the corporation.
                         He is the retired Chairman and CEO of
                         AirKaman of Jacksonville, Inc., an
                         entity no longer affiliated with the
                         corporation.  Previously he was
                         Executive Vice President of the
                         corporation and President of Kaman Music
                         Corporation, a subsidiary of the
                         corporation.

John C. Kornegay         Mr. Kornegay, 54, has been President of
                         Kamatics Corporation, a subsidiary of
                         the corporation, since 1999.  He has
                         held various positions with Kamatics
                         Corporation since 1988.

Eileen S. Kraus          Ms. Kraus, 65, has been a Director
                         since 1995.  As the current Chairman of
                         the Corporate Governance Committee, she
                         also serves as the Board's Lead Director.
                         She is the retired Chairman of Fleet Bank
                         Connecticut. She is a director of The
                         Stanley Works and Rogers Corporation.

Paul R. Kuhn             Mr. Kuhn, 62, has been a Director since
                         1999.  He has been President and Chief
                         Executive Officer of the corporation
                         since August 1999 and was appointed to
                         the additional position of Chairman in
                         2001.  From 1998 to 1999 he was Senior
                         Vice President, Operations, Aerospace
                         Engine Business, for Coltec Industries,
                         Inc. Prior to that he was Group Vice
                         President, Coltec Industries, Inc. and
                         President of its Chandler Evans
                         division.  He is a director of the
                         Connecticut Business and Industry
                         Association.

Joseph H. Lubenstein     Mr. Lubenstein, 56, has been President of
                         Kaman Aerospace Corporation, a subsidiary of the corporation, since 2001. Prior to that, he served for many years in a variety of senior management positions at Pratt & Whitney, a subsidiary of United Technologies Corporation, the last position being Vice President -
                         Quality and Vice President - Materials.

Walter H. Monteith, Jr.  Mr. Monteith, 73, has been a Director since 1987.  He is the retired Chairman
                         of Southern New England Telecommuni-
                         cations Corporation.

Wanda L. Rogers          Mrs. Rogers, 71, has been a Director
                         since 1991.  She is President and Chief
                         Executive Officer of Rogers
                         Helicopters, Inc., President of Sco-Matt,
                         Inc. and Vice President of Heavy Lift
                         Helicopters.  She is also a director of
                         both Central Valley  Community Bancorp
                         and its subsidiary, Central Valley
                         Community Bank.

Robert H. Saunders, Jr.  Mr. Saunders, 62, has been President of
                         Kaman Music Corporation, a subsidiary
                         of the corporation, since 1998. He has
                         held various positions with the
                         corporation since 1995.

Richard J. Swift         Mr. Swift, 59, has been a director
                         since 2002. Mr. Swift is currently
                         Chairman of the Financial Accounting
                         Standards Advisory Council. In 2001, he retired as Chairman, President and Chief
                         Executive Officer of Foster Wheeler Ltd., a provider of design, engineering, construction, and other services, a position he held since 1994. Prior to that, Mr. Swift held various positions at Foster Wheeler, having joined the company in 1972. Mr. Swift is a director of Ingersoll-Rand Company Ltd.,
                         Public Service Enterprise Group
                         Incorporated and Hubbell Incorporated.

     Each Director and executive officer has been elected for a term of one year and until his or her successor is elected. The terms of all Directors and executive officers are expected to expire as of the Annual Meeting of the Shareholders and Directors of the corporation scheduled to be held on April 20, 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based upon information provided to the corporation by persons required to file reports under Section 16(a) of the Securities Exchange Act of 1934, no Section 16(a) reporting delinquencies occurred in 2003.


Board Independence

     A majority of the corporation's Board of Directors are "independent" directors as required and defined by NASDAQ Stock Market, Inc. Rule 4350(c)(1) and Rule 4200(a)(15). The Board of Directors has determined that the following persons are independent: Brian E. Barents, E. Reeves Callaway III, John
A. DiBiaggio, Edwin A. Huston, Eileen S. Kraus, Walter H. Monteith, Jr., Richard J. Swift, and Wanda Lee Rogers.


Audit Committee Financial Expert(s)

     The Corporation's Board of Directors has for many years maintained an Audit Committee which is currently composed of the following directors: Walter H. Monteith, Jr., Chairman, E. Reeves Callaway III, Eileen S. Kraus, and Richard J. Swift.

     The corporation's Board of Directors has determined that the Chairman of the Audit Committee, Walter H. Monteith, Jr., and Richard J. Swift are "audit committee financial experts" within the meaning of Item 401(h) of Regulation S-K. In addition, each member of the Audit Committee is "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Business Conduct

     The corporation has for several years maintained a Code of Business Conduct applicable to all of its employees and the Board of Directors. This Code of Business Conduct is also applicable to the corporation's principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code of Business Conduct is filed with this report as Exhibit 14.


ITEM 11.  EXECUTIVE COMPENSATION

A) GENERAL. The following tables provide certain information relating to the compensation of the corporation's Chief
Executive Officer and its four other most highly compensated executive officers.

B)  SUMMARY COMPENSATION TABLE.

---------------------------------------------------------------------------
               Annual Compensation        Long Term Compensation
               -------------------        ----------------------
(a)         (b)   (c)        (d)    (e)     (f)      (g)       (h)     (i)
                                                                       All
Name and                            Other     AWARDS                  Other
Principal         Salary    Bonus   Annual  RSA   Options/SARs LTIP    Comp.
Position     Year  ($)       ($)    Comp.   ($)(1) (#Shares) Payments ($)(2)
---------------------------------------------------------------------------

P. R. Kuhn   2003 800,000    384,000 ------- 138,600       0/  ---  14,227
Chairman,                                              90,000
President and
Chief        2002 800,000    240,000 ------- 174,000  21,000/  ---  13,496
Executive                                              52,000
Officer      2001 762,500    300,000 ------- 261,000  25,000/  ---  15,630
                                                       65,000

R.M. Garneau 2003 470,000    169,000 -------  77,715       0/  ---  13,516
Executive                                              51,000
Vice Pres-   2002 470,000    118,000 ------- 101,500  12,000/  ---  23,655
ident and                                              29,000
Chief        2001 450,000    150,000 ------- 163,125  12,500/  ---  25,056
Financial                                              40,000
Officer

J.H. Lubenstein
President,   2003 325,000     65,000 -------  51,480        0/  --- 14,366
Kaman                                                   34,000
Aerospace    2002 325,000     65,000 -------  72,500    9,000/  ---  7,766
Corporation                                             22,000
             2001 300,000    160,000 ------- 406,875   45,000/  ---  2,875
                                                        45,000

T.J.Cahill   2003 295,000     74,000 -------  44,550        0/  --- 16,431
President,                                              29,200
Kaman        2002 280,000     56,000 -------  58,000    7,000/  --- 12,230
Industrial                                              18,000
Technologies 2001 280,000     90,000 -------  97,875    9,000/  --- 15,077
Corporation                                             20,000

R.H.Saunders Jr.
President,   2003 255,000    198,000 -------  58,410        0/  --- 18,083
Kaman Music                                             38,300
Corporation  2002 245,000    196,000 -------  50,750    6,000/  --- 18,383
                                                        15,000
             2001 235,000     85,000 -------  81,563    8,000/  --- 15,681
                                                        15,000
---------------------------------------------------------------------------



1. As of December 31, 2003, aggregate restricted stock holdings and their year end value were: P.R. Kuhn, 49,200 shares valued at $683,388; R.M. Garneau, 23,050 shares valued at $320,165; J.H.
Lubenstein, 24,200 shares valued at $336,138; T.J.Cahill, 13,400 shares valued at $186,126; and R.H. Saunders, Jr., 14,100 shares valued at $195,849. Restrictions lapse at the rate of 20% per year for all awards, beginning one year after the grant date provided recipient remains an employee of the corporation or a subsidiary. Awards reported in this column are as follows:
P.R. Kuhn, 14,000 shares in 2003, 12,000 shares in 2002, and 16,000 shares in 2001; R. M. Garneau, 7,850 shares in 2003, 7,000
shares in 2002, and 10,000 shares in 2001; J.H. Lubenstein, 5,200 shares in 2003, and 5,000 shares in 2002, and 25,000 shares in 2001;
T. J. Cahill, 4,500 shares in 2003, 4,000 shares in 2002, and 6,000 shares in 2001; R. H. Saunders, Jr., 5,900 shares in 2003, 3,500 shares in 2002, and 5,000 in 2001. Dividends are paid on the restricted stock.

2.  Amounts reported in this column consist of:  P.R. Kuhn, $7,907
- Senior executive life insurance program ("Executive Life"), $5,000 - employer matching contributions to the Kaman Corporation Thrift and Retirement Plan (the "Thrift Plan employer match"); $1,320 - medical expense reimbursement program ("MERP"); R.M. Garneau, $6,545 - Executive Life, $851 - Officer 162 Insurance Program, $5,000 - Thrift Plan employer match, $1,120 - MERP; J. H. Lubenstein, $3,761 - Executive Life, $5,000 - Thrift Plan employer match, $4,750 - all supplemental employer contributions under the
 Kaman Corporation Deferred Compensation Plan ("supplemental employer contributions"), $855 - MERP; T. J. Cahill, $3,448 - Executive Life, $5,000 - Thrift Plan employer match, $3,758 - MERP, $4,225 - supplemental employer contributions; R.H. Saunders, Jr., $7,247 - Executive Life, $5,000 Thrift Plan employer match, $2,438 - MERP, $3,398 - supplemental employer contributions.


C)  OPTION/SAR GRANTS IN THE LAST FISCAL YEAR:

----------------------------------------------------------------------------
                                                       Potential Realizable
                                                       Value at Assumed
                                                       Annual Rates of
                                                       Stock Price
                                                       Appreciation for
                  Individual Grants                    Option Term*
----------------------------------------------------------------------------
(a)             (b)        (c)        (d)        (e)      (f)      (g)
                       % of Total
                        Options/
                         SARs**
             Options/ Granted to
               SARs** Employees  Exercise or
             Granted  in Fiscal  Base Price  Expiration
Name           (#)       Year     ($/Sh)        Date     5%($)    10%($)
----------------------------------------------------------------------------
P. R. Kuhn         0/        0/   9.9000    2/25/13    560,345    1,420,025
              90,000     28.64

R. M. Garneau      0/        0/   9.9000    2/25/13    317,529      804,681
              51,000     16.23

J. H. Luben-       0/        0/   9.9000    2/25/13    211,686      536,454
  stein       34,000     10.82

T. J. Cahill       0/        0/   9.9000    2/25/13    181,801      460,719
              29,200      9.29

R. H. Saunders     0/        0/   9.9000    2/25/13    238,458      604,299
              38,300     12.19
----------------------------------------------------------------------------

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


D) STOCK OPTION EXERCISES IN THE LAST FISCAL YEAR, AND
   FISCAL YEAR-END OPTION VALUES.

-------------------------------------------------------------------------
                                           Number of
                                         Shares under-      Value of
                                            lying          Unexercised
                                          Unexercised      in-the-money
                                            options          options*
                 Shares                   at FY-end (#)    at FY-end ($)
               acquired on   Value        exercisable/     exercisable/
 Name          Exercise(#)  realized     unexercisable    unexercisable
  (a)             (b)         (c)           (d)               (e)
-------------------------------------------------------------------------

P. R. Kuhn       none         -          106,200/59,800   $42,930/28,620

R. M. Garneau    none         -           38,100/22,900   $27,865/14,310

J. H. Lubenstein none         -           19,800/34,200         0/     0

T. J. Cahill     none         -          47,600/22,300    $69,137/ 8,586

R. H. Saunders   none         -          23,800/13,200    $25,344/ 8,586
-------------------------------------------------------------------------

*Difference between the 12/31/03 Fair Market Value and the exercise price.


STOCK APPRECIATION RIGHT ("SAR")EXERCISES IN THE LAST FISCAL YEAR
AND YEAR-END SAR VALUES.

------------------------------------------------------------------------
                                                       Value of
                                       Number of      Unexercised
                                      Unexercised    in-the-money
                                         SARs           SARs*
                  SARs                at FY-end (#)  at FY-end ($)
               acquired on    Value   exercisable/   exercisable/
 Name          Exercise(#)  realized  unexercisable  unexercisable
  (a)              (b)         (c)        (d)            (e)
------------------------------------------------------------------------

P. R. Kuhn       none       none       210,000/226,600 $107,325/430,650

R. M. Garneau    none       none       101,300/116,200 $ 80,395/246,420

J. H. Lubenstein none       none        22,400/ 78,600       0/ 135,660

T. J. Cahill     none       none        90,100/ 64,600 $ 64,198/137,973

R. H. Saunders   none       none        19,000/ 64,300 $ 22,465/167,127
------------------------------------------------------------------------

*Difference between the 12/31/03 Fair Market Value and the exercise price(s).

E)  LONG TERM INCENTIVE PLAN AWARDS:

-------------------------------------------------------------------------
                    Estimated future payouts under non-stock
                              price-based plans (1)
                        ----------------------------------------

 ( a )         ( b )          ( c )         ( d )      ( e )     ( f )
-------------------------------------------------------------------------
                           Performance
              Number of      or other
               Shares      period until
              Units or      maturation    Threshold    Target   Maximum
  Name      Other Rights    or payout        ($)         ($)      ($)
-------------------------------------------------------------------------

P.R. KUHN           0      24 months          0       880,000   1,760,000

R.M. GARNEAU        0      24 months          0       376,000     752,000

J.H. LUBENSTEIN     0      24 months          0       211,000     423,000

T.J.CAHILL          0      24 months          0       192,000     384,000

R. H. SAUNDERS,JR   0      24 months          0       166,000     332,000
-------------------------------------------------------------------------

1. Payouts will generally be made in cash, however, up to one-third of the payment may be made in stock at the discretion of the Kaman Corporation Board of Directors' Personnel and Compensation Committee. The executive may request the Committee to approve a greater percentage of the payout to be made in stock.


     The long term incentive program (LTIP) was added to the corporation's Stock Incentive Plan features effective with calendar year 2003. The Kaman LTIP measures and rewards the comparative financial performance on average return on total capital (40%), growth in earnings per share (40%), and total return to shareholders (20%) over the performance period, which is generally three years. Kaman's performance is compared to that of the Russell 2000 companies. Each participant is assigned a target award expressed as a percent of base salary that varies with organizational level. A two-year transition award was made in 2003, the implementation year. The award, if any, for 2003 would be paid in 2005. The LTIP will pay target awards if performance is at the 50th percentile of the Russell 2000. If relative company performance is below the 25th percentile of the Russell 2000, no award will be paid. Should relative performance be at the 75th percentile or higher, of the Russell 2000, the maximum award of 200% of target will be paid. Prorated awards will be paid for performance levels between the 25th and 75th percentiles.

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


                        PENSION PLAN TABLE
                         Years of Service
Remuneration*    15        20       25         30        35
---------------------------------------------------------------
  125,000    32,337    43,332    53,679      64,674      64,674
  150,000    39,837    53,382    66,129      79,674      79,674
  175,000    47,337    63,432    78,579      94,674      94,674
  200,000    54,837    73,482    91,029     109,674     109,674
  225,000    62,337    83,532   103,479     124,674     124,674
  250,000    69,837    93,582   115,929     139,674     139,674
  300,000    84,837   113,682   140,829     169,674     169,674
  350,000    99,837   133,782   165,729     199,674     199,674
  400,000   114,837   153,882   190,629     229,674     229,674
  450,000   129,837   173,982   215,529     259,674     259,674
  500,000   144,837   194,082   240,429     289,674     289,674
  750,000   219,837   294,582   364,929     439,674     439,674
1,000,000   294,837   395,082   489,729     589,674     589,674
1,250,000   369,837   495,582   613,929     739,674     739,674
1,500,000   444,837   596,082   738,429     889,674     889,674
1,750,000   519,837   696,582   862,929   1,039,674   1,039,674
2,000,000   594,082   797,082   988,429   1,189,674   1,189,674

*Remuneration: Average of the highest five consecutive years of "Covered Compensation" out of the final ten years of service.

     "Covered Compensation" means "W-2 earnings" or "base earnings", if greater, as defined in the Pension Plan. W-2 earnings for pension purposes includes salary (including 401(k) and Section 125/129 Plan contributions but not deferrals under a non-qualified Deferred Compensation Plan), bonus and taxable income attributable to restricted stock awards, stock appreciation rights, and the cash out of employee stock options. Salary and bonus amounts for the named executive officers for 2003 are as shown on the Summary Compensation Table. Compensation deferred under the corporation's non-qualified deferred compensation plan is included in Covered Compensation here because it is covered by the corporation's unfunded supplemental employees' retirement plan for the participants in that plan.

     Current Compensation covered by the Pension Plan for any named executive whose Covered Compensation differs by more than 10% from the compensation disclosed for that executive in the Summary Compensation Table: Mr. Lubenstein, $473,216.

     Federal law imposes certain limitations on annual pension benefits under the Pension Plan. For the named executive officers who are participants, the excess will be paid under the Corporation's unfunded supplemental employees' retirement plan.

     The executive officers named in Item 11(b) are participants in the Pension Plan and as of December 31, 2003, had the number of years of credited service indicated: Mr. Kuhn - 10.0; Mr. Garneau
- 22.5 years; Mr. Lubenstein - 4.63 years; Mr. Cahill - 28.7 years; Mr. Saunders - 8.0 years.

     Benefits are computed generally in accordance with the benefit formula described above.

G) COMPENSATION OF DIRECTORS. Effective January 1, 2004, non-employee members of the Board of Directors of the corporation receive an annual retainer of $35,000, a fee of $1,500 for attending each meeting of the Board and a fee of $1,200 for attendance at each meeting of a standing Committee of the Board. From time to time, the Board of Directors may establish a special committee for a limited time and purpose. Fees paid for service of special committees are generally consistent with fees paid for service on standing committees, except that special committee members may also receive compensation for service beyond attendance at meetings, most recently at the rate of $1,000 per day up to a maximum equal to the current annual retainer applicable to the Board of Directors. The Chairman of each committee receives a fee of $1,600 for attending each meeting of that Committee and an annual retainer as follows: Audit, $7,500; Personnel and Compensation, $5,000; Finance and Governance, each $3,000. The Vice Chairman is entitled to a fee of $3,000 per meeting when serving as the Chairman. Such fees may be received on a deferred basis. The Lead Director receives an annual retainer equal to $5,000. In addition, each non-employee director will receive a Restricted Stock Award for 1,000 shares (issued pursuant to the corporation's 2003 Stock Incentive Plan), providing for immediate vesting upon election as a director at the corporation's 2004 Annual Meeting of Shareholders.

H)  EMPLOYMENT CONTRACTS AND TERMINATION, SEVERANCE AND CHANGE OF
CONTROL ARRANGEMENTS.  The corporation has entered into

Employment Agreements and Change in Control Agreements with certain executive officers, amendments to which are attached as Exhibits 10g(i) through 10(g)(xvii). These agreements were filed as exhibits to the following filings made by the corporation with the Securities and Exchange Commission: Form 10-Q (Document 54381-99-14) filed on November 12, 1999; Form 10-K (Document No. 54381-00-03 filed on March 21, 2000; and Form 10-Q (Document 54381-00-500006) filed on November 14, 2000. Form 10-Q filed
August 14, 2001 (Document No. 0000054381-01-500011 and Form 10-Q
filed November 14, 2001 (Document No. 0000054381-01-500016. The
employment agreements do not have a fixed term and generally provide for a severance payment to be made to any such officer if he or she is terminated from employment (other than for willful failure to perform proper job responsibilities or violations of law) or if he or she leaves employment for good reason (e.g., due to a diminution in job responsibilities). The change in control agreements generally provide that, for a three year period following a change in control of Kaman Corporation or, in certain cases, a subsidiary thereof, a severance payment will be made to any such officer if his or her employment ends following the change in control (unless the termination was for cause, the officer dies or becomes disabled or if he or she leaves employment without good reason). The change in control agreements do not have a fixed term.

     Following his retirement from regular employment effective December 31, 2001, the corporation entered into an agreement with Walter Kozlow retaining him as a consultant for a period of two years at an annual rate of $242,500. This agreement expired on December 31, 2003. A copy of such agreement was attached to the corporation's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001.

     Except as disclosed in Item 13, and except as described above or in connection with the corporation's Pension Plan, Supplemental Employees' Retirement Plan, 2003 Stock Incentive Plan and the non-qualified Deferred Compensation Plan, the corporation has no other employment contract, plan or arrangement with respect to any named executive officer which relates to employment termination for any reason, including resignation, retirement or otherwise, or a change in control of the corporation or a change in any such executive officer's responsibilities following a change of control, which exceeds or could exceed $100,000.

I)   Not Applicable.

J)   COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
IN COMPENSATION DECISIONS.

     1) The following persons served as members of the Personnel and Compensation Committee of the Corporation's Board of Directors during the last fiscal year: Brian E. Barents, E. Reeves Callaway, III, Edwin A. Huston, Wanda L. Rogers, and Richard J. Swift.

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

K)   Not Applicable.

L)   Not Applicable.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

     Following is information about persons known to the corporation to be beneficial owners of more than five percent
(5%) of the Corporation's voting securities. Ownership is direct unless otherwise noted.

-----------------------------------------------------------------
                                  Number of Shares
Class of                          Beneficially Owned
Common     Name and Address       as of February 1,   Percentage
Stock      Beneficial Owner       2004                  of Class
-----------------------------------------------------------------
Class B    Charles H. Kaman          258,375(1),(2)      38.69%
           Kaman Corporation
           1332 Blue Hills Avenue
           Bloomfield, CT 06002

           Holders of Mr. Kaman's    (2)
           Power of Attorney
           c/o John C. Yavis, Jr.
           Murtha Cullina LLP
           CityPlace I
           185 Asylum Street
           Hartford, CT 06105




Class B    Newgate Associates        199,802(3),(4)      29.91%
           Limited Partnership
           c/o Murtha Cullina, LLP
           CityPlace I
           185 Asylum Street
           Hartford, CT 06103

           Voting Trustees pursuant  (4)
           to a Voting Trust
           Agreement, dated as of
           August 14, 2000
           c/o John C. Yavis, Jr.
           Murtha Cullina LLP
           CityPlace I
           185 Asylum Street
           Hartford, CT 06105

Class B    C. William Kaman, II       64,446(5)           9.65%
           5367 Florence Point Drive
           Fernandina Beach, FL 32034

Class B    Robert D. Moses            51,177(6)           7.66%
           Farmington Woods
           Avon, CT 06001
-----------------------------------------------------------------

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

(4)  The power to vote the shares of Newgate Associates Limited
     Partnership is currently vested in ten voting trustees (the
     "Voting Trustees") under the Voting Trust, which has a term of ten (10) years, subject to renewal. The Voting Trustees consist of the six (6) individuals identified in footnote
     (2) above and the following four (4) individuals: T. Jack Cahill, President of Kaman Industrial Technologies Corporation, a subsidiary of the corporation, Paul R. Kuhn, Chairman, President, and Chief Executive Officer of the corporation, Wanda L. Rogers, director of the corporation, and John C. Yavis, Jr., of counsel to Murtha Cullina LLP, counsel to the corporation.

(5) Excludes 4,800 shares held as trustee for the benefit of certain family members.

(6) This information was current as of January 31, 2003 and includes 39,696 shares held by a partnership controlled by Mr. Moses.

     (b) SECURITY OWNERSHIP OF MANAGEMENT. The following is information concerning beneficial ownership of the corporation's stock by each Director of the corporation, each executive officer of the corporation named in the Summary Compensation Table, and all Directors and executive officers of the corporation as a group. Ownership is direct unless otherwise noted.

------------------------------------------------------------------------
                                      Number of Shares
                      Class of       Beneficially Owned       Percentage
Name                 Common Stock  as of February 1, 2004      of Class
------------------------------------------------------------------------
Brian E. Barents        Class A             3,500                *
T. Jack Cahill          Class A           109,756(1)             *
E. Reeves Callaway      Class A             3,500                *
John A. DiBiaggio       Class A             3,500                *
Robert M. Garneau       Class A           123,016(2)             *
                        Class B            24,404               3.48%
Edwin A. Huston         Class A             1,500                *
C. William Kaman, II    Class A            60,888(3)             *
                        Class B            64,446(4)            9.65%
Paul R. Kuhn            Class A           258,363(5)             *
                        Class B             3,288                *
Eileen S. Kraus         Class A             4,580                *
Joseph H. Lubenstein    Class A            56,800(6)             *
Walter H. Monteith, Jr. Class A             3,700                *
Wanda L. Rogers         Class A             3,500                *
Robert H. Saunders, Jr. Class A            57,961(7)             *
                        Class B               720                *
Richard J. Swift        Class A             1,500                *
All Directors and
Executive Officers      Class A           903,164(8)           4.10%
as a group **           Class B            94,020             14.08%
------------------------------------------------------------------------


*    Less than one percent.
**   Excludes 22,400 Class A shares held by spouses of certain
     Directors and executive officers.

(1) Includes 53,500 shares subject to stock options exercisable or which will become exercisable within 60 days.
(2) Includes 46,800 shares subject to stock options exercisable or which will become exercisable within 60 days.
(3) Excludes 89,891 shares held by Mr. Kaman as Trustee, in which shares Mr. Kaman disclaims any beneficial ownership.
(4) Excludes 4,800 shares held by Mr. Kaman as Trustee in which shares Mr. Kaman disclaims any beneficial ownership.
(5) Includes 119,400 shares subject to stock options exercisable or which will become exercisable within 60 days. Includes 17,250 shares held jointly with spouse.
(6) Includes 21,600 shares subject to stock options exercisable or which will become exercisable within 60 days.
(7) Includes 29,000 shares subject to stock options exercisable or which will become exercisable within 60 days.
(8) Includes 380,700 shares subject to stock options which will become exercisable within 60 days.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION
PLANS:
------------------------------------------------------------------
                                                      Number of
                                                     securities
                        Number of                    remaining
                      securities to                 available for
                       be issued      Weighted-    future issuance
                          upon         average      under equity
                       exercise of     exercise     compensation
                      outstanding      price of         plans
                        options,      outstanding    (excluding
                        warrants       options,       securities
                          and          warrants      reflected in
     Plan Category       rights       and rights     column (a))
                           (a)           (b)             (c)
------------------------------------------------------------------

Equity compensation
plans approved by
security holders:

  1993 Stock Incentive
     Plan                1,275,670      $ 13.67           ----

  2003 Stock Incentive
     Plan*                  ----          ----          2,000,000

  Employees Stock
  Purchase Plan             ----          ----            735,500

Equity compensation
plans not approved by
security holders            ----          ----            ----
------------------------------------------------------------------

Total                    1,275,670      $ 13.67         2,735,500
------------------------------------------------------------------

*The corporation's 2003 Stock Incentive Plan was adopted by the Board of Directors effective November 1, 2003, and was further amended on February 17, 2004. The 2003 Stock Incentive Plan, and the awards made thereunder to date, are subject to approval by the corporation's Class B shareholders at the Annual Meeting of Shareholders scheduled to be held on April 20, 2004. The 2003 Stock Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards and long-term performance based awards. A total of 2,000,000 shares of the corporation's Class A common stock has been reserved for issuance under the 2003 Stock Incentive Plan, in addition to shares underlying any award under a predecessor plan. A copy of the 2003 Stock Incentive Plan is filed with this report as Exhibit 10a.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 2003, the corporation obtained legal services in the amount of $525,272 from the Hartford, Connecticut law firm of Murtha Cullina LLP of which Mr. John S. Murtha and Mr. John C. Yavis, Jr. are of counsel. Mr. Murtha, a director emeritus of the corporation, is currently one of six holders of a power of attorney described in footnote (2) to the table entitled "Security Ownership of Certain Beneficial Owners", and a voting trustee of the Voting Trust described in footnote (4) of such table. Mr. Yavis currently serves as a voting trustee of the Voting Trust and as the general partner of Newgate Associates Limited Partnership.


ITEM 14. Principal Accounting Fees and Services

Following is a summary of KPMG LLP fees for professional services in fiscal years ended December 31, 2003 and 2002:

                                 (in thousands)
Fee Category             2003 Fees            2002 Fees
------------             ---------            ---------
Audit Fees              $   562.8         $    559.3
Audit-Related Fees           21.0               60.4
Tax Fees                    218.2              131.2
All Other Fees                9.8                ---
                        ---------         ----------
Total Fees             $    811.8         $    750.9
                       ==========         ==========


     Audit Fees relate to services rendered for the audit of the corporation's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services normally provided by KPMG in connection with statutory and regulatory filings or engagements.

     Audit-Related Fees relate to assurance and related services that are reasonably related to performance of the audit or review of the corporation's consolidated financial statements and which are not reported under "Audit Fees". These services have included employee benefit plan audits and consultations in connection with acquisitions.

     Tax Fees relate to tax compliance, tax advice, and tax planning services, including assistance with federal, state and international tax compliance, tax audit defense, acquisitions and international tax planning.

     All Other Fees relate to products and services other than those described above.

     The Audit Committee's policy is to pre-approve all audit, non-audit, tax and other fees to be paid to its independent auditor. The Chairman of the Committee has been authorized by the Committee to pre-approve KPMG proposals up to twenty thousand dollars per service item, subject to the full Committee's approval at a subsequent meeting. Pre-approvals are specific as to the particular service that is proposed and each service is generally subject to a budget.



                            PART IV

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


  (b) REPORTS ON FORM 8-K: The following reports on Form 8-K were filed with the Securities and Exchange Commission since January 1, 2003:

  (b) (1) January 15, 2003, File No. 333-666179, Document No.
          0000054381-03-000002 concerning the corporation's sale of its Electromagnetics Division of Kaman Aerospace
          Corporation.

  (b) (2) April 15, 2003, File No. 333-666179, Document No.
          0000054381-03-000081 concerning the corporation's first quarter earnings results.

  (b) (3) July 22, 2003, File No. 333-666179, Document No.
          0000054381-03-000111 concerning the corporation's second quarter earnings results.

  (b) (4) September 9, 2003, File No. 333-666179, Document No.
          0000054381-03-000115 concerning the acquisition of
          Industrial Supplies, Inc.

  (b) (5) October 31, 2003, File No. 333-666179, Document No.
          0000054381-03-000121 concerning the corporation's third quarter earnings results.

  (b) (6) January 29, 2004, File No. 333-666179, Document No.
          0000054381-04-000006 concerning the move of its 6%
          Convertible Subordinated Debentures to the OTC Bulletin
          Board from the Nasdaq Small Cap Market listing.

  (b) (7) February 11, 2004, File No. 333-666179, Document No.
          0000054381-04-000029 concerning the financial performance for the quarter and year ended December 31, 2003.

                              SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bloomfield, State of Connecticut, on this 5th day of March, 2004.

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

Signature:            Title:                             Date:
---------------------------------------------------------------

/s/ Paul R. Kuhn
Paul R. Kuhn          Chairman, President, and   March 5, 2004
                      Chief Executive Officer
                      and Director

/s/ Robert M. Garneau
Robert M. Garneau     Executive Vice President   March 5, 2004
                      and Chief Financial Officer
                      (Principal Financial and
                      Accounting Officer)

/s/ Paul R. Kuhn
Paul R. Kuhn                                     March 5, 2004
Attorney-in-Fact for:

    Brian E. Barents         Director
    E. Reeves Callaway, III  Director
    John A. DiBiaggio        Director
    Edwin A. Huston          Director
    C. William Kaman, II     Director
    Eileen S. Kraus          Director
    Walter H. Monteith, Jr.  Director
    Wanda L. Rogers          Director
    Richard J. Swift         Director

KAMAN CORPORATION AND SUBSIDIARIES

                  Index to Financial Statement Schedules



Report of Independent Auditors

Financial Statement Schedules:

    Schedule V - Valuation and Qualifying Accounts

REPORT OF INDEPENDENT AUDITORS


KPMG LLP
Certified Public Accountants
One Financial Plaza
Hartford, Connecticut 06103

The Board of Directors and Shareholders
Kaman Corporation:

Under date of February 6, 2004, we reported on the consolidated balance sheets of Kaman Corporation and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003, as contained in the 2003 annual report to shareholders. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP



Hartford, Connecticut
February 6, 2004

                  KAMAN CORPORATION AND SUBSIDIARIES
              SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
                          (Dollars in Thousands)

                          YEAR ENDED DECEMBER 31, 2003
                                    Additions
                     BALANCE    CHARGED TO                     BALANCE
                     JANUARY 1, COSTS AND                      DECEMBER 31,
DESCRIPTION          2003       EXPENSES   OTHERS  DEDUCTIONS  2003
Allowance for
doubtful accounts    $2,853     $1,507     $ 150(B) $1,170(A)  $3,340
                     ======     ======     ======   ======     ======
Accumulated
amortization         $1,817     $-----(C)  $-----   $-----     $1,817
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

(A) Write-off of bad debts, net of recoveries.
(B) Additions to allowance for doubtful accounts attributable to acquisitions.
(C) In accordance with FASB 142, no amortization expense for goodwill has been recorded in 2003.

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

Exhibit 3b       The By-Laws of the corporation      attached
                 as amended on February 17, 2004.

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

Exhibit 4b       Revolving Credit Agreement          by reference
                 between the corporation and The
                 Bank of Nova Scotia and Fleet
                 National Bank as Co-Administrative
                 Agents and Bank One, N.A. as the
                 Documentation Agent and The Bank of
                 Nova Scotia and Fleet Securities, Inc.
                 as the Co-Lead Arrangers and Various
                 Financial Institutions dated as of
                 November 13, 2000 filed as Exhibit 4
                 to form 10-Q filed with the Securities
                 and Exchange Commission on November 14,
                 2000, Document No. 0000054381-00-500006,
                 as amended by Document No. 0000054381-02-
                 000022 filed on August 14, 2002, as amended by Document No. 0000054381-03-000124, filed on November 5, 2003.

Exhibit 4c       Credit Agreement between the        by reference
                 corporation, RWG Frankenjura-
                 Industrie Flugwerklager GmbH, and
                 Wachovia Bank, N.A., dated July 29,
                 2002, as amended by Document No.
                 0000054381-02-000022 filed on August 14,
                 2002, as amended by Document No.

                 0000054381-03-000124, filed on
                 November 5, 2003.  Schedules and
                 Exhibits to the Credit Agreement,
                 which are listed in its Table of Contents, are omitted but will be provided to the Commission upon request.

Exhibit 10a      The Kaman Corporation 2003 Stock    attached
                 Incentive Plan effective November 1,
                 2003, as amended effective February
                 17, 2004.

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

Exhibit 10c      Fifth Amendment to Kaman            attached
                 Corporation Supplemental
                 Employees' Retirement Plan.  The
                 Plan, as previously amended has
                 been filed as an exhibit to
                 the Corporation's Form 10-K,
                 Document No. 0000054381-02-000005
                 filed with the Securities and Exchange
                 Commission on March 14, 2002.

Exhibit 10d      First Amendment to Kaman            attached
                 Corporation Amended and Restated
                 Deferred Compensation Plan (Effective
                 as of November 12, 2002, except where
                 otherwise indicated).  The Amended and
                 Restated Plan has been filed as an
                 Exhibit to the corporation's Form 10-K
                 Document No. 0000054381-03-000079 filed
                 with the Securities and Exchange
                 Commission on March 26, 2003.

Exhibit 10e(i)  Kaman Corporation Cash Bonus Plan    by reference
                (Amended and Restated Effective as
                of January 1, 2002) and First
                Amendment thereto was filed as an
                exhibit to the Corporation's Form 10-K
                Document No. 0000054381-02-000005,
                filed with the Securities and Exchange
                Commission on March 14, 2002.  The
                Second Amendment to Kaman Corporation

                 Cash Bonus Plan (Amended and
                 Restated Effective as  of January 1,
                 2002) has been filed as an Exhibit
                 to the corporation's Form 10-K
                 Document No. 0000054381-03-000079 filed
                 with the Securities and Exchange
                 Commission on March 26, 2003.

Exhibit 10f      Notice of change of control         by reference
                 filed as Exhibit 99 to the
                 corporation's Form 8-K dated
                 August 16, 2000 as Document
                 No. 54381-00-000010.

Exhibit 10g (i)  Amendment No. 1 to Amended and      attached
                 Restated Employment Agreement
                 between Paul R. Kuhn and Kaman
                 Corporation, dated as of September
                 11, 2001.

Exhibit 10g(ii)  Amendment No. 2 to Amended and      attached
                 Restated Employment Agreement
                 between Paul R. Kuhn and Kaman
                 Corporation, dated as of February
                 17, 2004.

Exhibit 10g(iii) Second Amended and Restated         attached
                 Change in Control Agreement
                 between Paul R. Kuhn and Kaman
                 Corporation, dated as of November
                 11, 2003.

Exhibit 10g(iv)  Amendment No. 1 to Amended and      attached
                 Restated Employment Agreement
                 between Candace A. Clark and
                 Kaman Corporation, dated as of
                 February 17, 2004.

Exhibit 10g (v)  Amendment No. 1 to Amended and      attached
                 Restated Employment Agreement
                 between Ronald M. Galla and Kaman
                 Corporation, dated as of February
                 17, 2004.

Exhibit 10g (vi) Amendment No. 1 to Amended and      attached
                 Restated Employment Agreement
                 between Robert M. Garneau and
                 Kaman Corporation, dated as of
                 February 17, 2004.

Exhibit 10g (vii) Amendment No. 1 to Amended and     attached
                  Restated Employment Agreement
                  between T. Jack Cahill and Kaman
                  Industrial Technologies Corporation,
                  dated as of February 17, 2004.

Exhibit 10g (viii)Amendment No. 2 to Amended and     attached
                  Restated Employment Agreement
                  between Joseph H. Lubenstein and
                  Kaman Aerospace Corporation, dated
                  as of February 17, 2004.

Exhibit 10g (ix)  Amendment No. 1 to Amended and     attached
                  Restated Employment Agreement
                  between Robert H. Saunders, Jr.
                  and Kaman Music Corporation,
                  dated as of February 17, 2004.

Exhibit 10g (x)   Second Addendum to Change in       attached
                  Control Agreement between
                  Candace A. Clark and Kaman
                  Corporation, dated as of November
                  11, 2003.

Exhibit 10g (xi)  Second Addendum to Change in       attached
                  Control Agreement between
                  Ronald M. Galla and Kaman
                  Corporation, dated as of
                  November 11, 2003.

Exhibit 10g (xii) Second Addendum to Change          attached
                  in Control Agreement between
                  Robert M. Garneau and Kaman
                  Corporation, dated as of
                  November 11, 2003.

Exhibit 10g (xiii)Second Addendum to Change in       attached
                  Control Agreement between T. Jack
                  Cahill and Kaman Industrial
                  Distribution Corporation, dated
                  as of November 11, 2003.

Exhibit 10g (xiv) Second Addendum to Change in       attached
                  Control Agreement between Joseph
                  H. Lubenstein and Kaman Aerospace
                  Corporation, dated as of November
                  11, 2003.

Exhibit 10g (xv)  Second Addendum to Change in       attached
                  Control Agreement between
                  Robert H. Saunders, Jr. and
                  Kaman Music Corporation, dated
                  as of November 11, 2003.

Exhibit 10g (xvi) Employment Agreement between       attached
                  Russell H. Jones and Kaman
                  Corporation, dated as of February
                  17, 2004.

Exhibit 10g (xvii)Change in Control Agreement        attached
                  between Russell H. Jones and
                  Kaman Corporation, dated as of
                  November 11, 2003.

Exhibit 11        Statement regarding computation    attached
                  of per share earnings.

Exhibit 13        Portions of the Corporation's      attached
                  2003 Annual Report to
                  Shareholders as required by
                  Item 8.

Exhibit 14        Kaman Corporation Code of          attached
                  Business Conduct.

Exhibit 21        Subsidiaries.                      attached

Exhibit 23        Consent of Independent Auditors    attached

Exhibit 24        Power of attorney under which      attached
                  this report has been signed on
                  behalf of certain directors.

Exhibit 31.1      Certification of Chief Executive   attached
                  Officer Pursuant to Rule 13a-14
                  under the Securities and Exchange
                  Act of 1934.

Exhibit 31.2      Certification of Chief Financial   attached
                  Officer Pursuant to Rule 13a-14
                  under the  Securities and Exchange
                  Act of 1934.

Exhibit 32.1      Certification of Chief Executive   attached
                  Officer Pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant
                  to Section 906 of the Sarbanes-
                  Oxley Act of 2002.

Exhibit 32.2      Certification of Chief Financial   attached
                  Officer Pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant
                  to Section 906 of the Sarbanes-
                  Oxley Act of 2002.