Form 10-Q
period 2004-03-31
KAMAN CORP
filed 2004-05-05
CIK 54381

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE --- SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
    ENDED March 31, 2004.
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
                           Yes x   No
                              ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 1, 2004:

                         Class A Common   22,014,578
                         Class B Common      667,814

                            Page 1 of 35 Pages

                      KAMAN CORPORATION AND SUBSIDIARIES
                       PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:



             Condensed Consolidated Balance Sheets(In thousands)

       Assets                      March 31, 2004     December 31, 2003
       ------                    ------------------  -------------------

Current assets:

  Cash and cash equivalents                $  9,825             $  7,130
  Accounts receivable, net                  209,442              193,243
  Inventories:
    Contracts and other
      work in process            $ 63,748               60,125
    Finished goods                 27,553               24,785
    Merchandise for resale         97,901   189,202     94,042   178,952
                                  -------              -------

  Income taxes receivable                         -                1,043
  Deferred income taxes                      26,026               26,026
  Other current assets                       11,627               12,457
                                            -------              -------
    Total current assets                    446,122              418,851

Property, plant & equip., at cost 155,098              154,031
  Less accumulated depreciation
    and amortization              104,537              102,982
                                  -------              -------

  Net property, plant & equipment            50,561               51,049
Goodwill                                     38,794               38,638
Other intangible assets, net                 14,682               14,709
Other assets, net                             4,843                5,064
                                            -------              -------
      Total assets                         $555,002             $528,311
                                            =======              =======













                      KAMAN CORPORATION AND SUBSIDIARIES
                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

          Condensed Consolidated Balance Sheets(In thousands) (continued)


                                  March 31, 2004     December 31, 2003
                                 ------------------  -------------------

      Liabilities and Shareholders' Equity
      ------------------------------------
Current liabilities:

  Notes payable, incl. current
    portion of long-term debt              $ 10,857             $  7,673
  Accounts payable - trade                   58,810               59,600
  Accrued contract loss                      23,805               23,611
  Accrued restructuring costs                 5,445                6,109
  Other accrued liabilities                  24,141               26,123
  Advances on contracts                      19,966               19,693
  Other current liabilities                  16,810               17,746
  Income taxes payable                          759                    -
                                            -------              -------
    Total current liabilities               160,593              160,555

Long-term debt, excl. current portion        62,620               36,624
Other long-term liabilities                  28,491               27,949
Shareholders' equity                        303,298              303,183
                                            -------              -------
      Total liabilities and
        Shareholders' Equity               $555,002             $528,311
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

                      KAMAN CORPORATION AND SUBSIDIARIES
                PART I - FINANCIAL INFORMATION, Continued

Item 1. Financial Statements, Continued:

           Condensed Consolidated Statements of Operations
              (In thousands except per share amounts)

                                           For the Three Months
                                              Ended March 31,
                                           --------------------
                                              2004        2003
                                              ----        ----
Net sales                                  $245,678     $216,010

Costs and expenses:
   Cost of sales                            183,023      159,956
   Selling, general and
     administrative expense                  59,427       49,137
   Other operating (income)/expense, net       (318)        (273)
   Net gain on sale of product line and
     other assets                                 -      (16,849)
   Interest expense, net                        795          768
   Other expense, net                           484          405
                                           --------     --------
                                            243,411      193,144
                                           --------     --------

Earnings before income taxes                  2,267       22,866

Income taxes                                    975        8,900
                                           --------     --------
Net earnings                               $  1,292     $ 13,966
                                           ========     ========

Net earnings per share:
   Basic                                   $    .06     $    .62
   Diluted                                 $    .06     $    .60
                                           ========     ========

Average shares outstanding:
   Basic                                     22,648       22,495
   Diluted                                   23,660       23,480
                                           ========     ========

Dividends declared per share               $    .11     $    .11
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

                          KAMAN CORPORATION AND SUBSIDIARIES
                      PART I - FINANCIAL INFORMATION, Continued

Item 1. Financial Statements, Continued:


          Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                    For the Three Months
                                                        Ended March 31,
                                                    --------------------
                                                       2004       2003
                                                    ---------   --------

Cash flows from operating activities:
  Net earnings                                       $  1,292    $13,966
  Depreciation and amortization                         2,238      2,626
  Net gain on sale of product line and other assets         -    (16,849)
  Other, net                                            1,025        191
  Changes in current assets and liabilities,
   excluding effects of divestiture:
    Accounts receivable                               (16,125)   (24,209)
    Inventory                                         (10,163)    (7,108)
    Income taxes receivable                             1,043      5,192
    Accounts payable                                     (807)     6,393
    Advances on contracts                                 273       (747)
    Income taxes payable                                  763      5,260
    Changes in other current assets and liabilities    (2,598)    (1,510)
                                                     --------   --------
    Cash provided by (used in) operating
      activities                                      (23,059)   (16,795)
                                                     --------   --------

Cash flows from investing activities:
  Proceeds from sale of product line and other assets       -     28,021
  Expenditures for property, plant & equipment         (1,586)    (1,789)
  Other, net                                              370       (461)
                                                     --------   --------
    Cash provided by (used in) investing
      activities                                       (1,216)    25,771
                                                     --------   --------











                          KAMAN CORPORATION AND SUBSIDIARIES
                      PART I - FINANCIAL INFORMATION, Continued

Item 1. Financial Statements, Continued:

          Condensed Consolidated Statements of Cash Flows (continued)
                                 (In thousands)

                                                    For the Three Months
                                                        Ended March 31,
                                                    --------------------
                                                       2004       2003
                                                    ---------   --------
Cash flows from financing activities:
  Changes to notes payable                              3,158      1,926
  Additions/(reductions) to long-term debt             25,996     (5,897)
  Dividends paid                                       (2,489)    (2,471)
  Purchases of treasury stock                              (4)      (205)
  Proceeds from sale of stock                             309        324
                                                     --------   --------
    Cash provided by (used in) financing
      activities                                       26,970     (6,323)
                                                     --------   --------
Net increase (decrease) in cash and cash equivalents    2,695      2,653

Cash and cash equivalents at beginning of period        7,130      5,571
                                                     --------   --------
Cash and cash equivalents at end of period           $  9,825   $  8,224
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

               KAMAN CORPORATION AND SUBSIDIARIES
           PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:
     Notes to Condensed Consolidated Financial Statements
                         (In thousands)

Basis of Presentation
---------------------

The December 31, 2003 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of Kaman Corporation and subsidiaries. In the opinion of management, the balance of the condensed financial information reflects all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented and are of a normal recurring nature, unless otherwise disclosed in this report.

The corporation reports results based on fiscal quarters that generally consist of two four week months and one five week month, with the fiscal year beginning on January 1 and ending on December 31.

The statements should be read in conjunction with the consolidated financial statements and notes included in the corporation's annual report on Form 10K for the year ended December 31, 2003. The results of operations for the interim period presented are not necessarily indicative of trends or of results to be expected for the entire year.

Cash Flow Items
---------------

Cash payments for interest were $1,093 and $1,168 for the three months ended March 31, 2004 and 2003, respectively. Net cash payments (refunds) for income taxes for the comparable periods were $(791) and $(1,568), respectively.

Comprehensive Income
--------------------

Comprehensive income was $2,104 and $14,023 for the three months ended March 31, 2004 and 2003, respectively. Comprehensive income includes net earnings plus foreign currency translation adjustments.

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

Accounts Receivable
-------------------

Accounts receivable consist of the following:

                                           March 31,   December 31,
                                             2004         2003
                                           --------    -----------
Trade receivables, net of allowance
  for doubtful accounts of
  $3,698 in 2004, $3,340 in 2003           $ 84,028      $ 74,816


U.S. Government contracts:

  Billed                                     10,279         9,355

  Recoverable costs and accrued profit
    - not billed                              9,452        10,014


Commercial and other government contracts:

  Billed                                     22,369        19,711

  Recoverable costs and accrued profit
    - not billed                             83,314        79,347
                                           --------      --------

    Total                                  $209,442      $193,243
                                           ========      ========






                 KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:

     Notes to Condensed Consolidated Financial Statements
                             (In thousands)

Shareholders' Equity
--------------------

Changes in shareholders' equity were as follows:

  Balance, January 1, 2004                          $303,183

     Net earnings                                      1,292
     Foreign currency translation adjustment             812
                                                    --------
       Comprehensive income                            2,104

     Dividends declared                               (2,493)

     Purchase of treasury stock                           (4)

     Employee stock plans                                508
                                                    --------
  Balance, March 31, 2004                           $303,298
                                                    ========

Restructuring Costs
-------------------
The following table displays the activity and balances of these pre-tax charges as of and for the three months ended March 31,
2004:


                                           Deductions
                                           ----------
                      Balance at         Cash     Non-Cash     Balance at
                   December 31, 2003   Payments   Charges    March 31, 2004
                   -----------------   --------   --------   --------------
Restructuring costs
-------------------
  Employee termination
    benefits             $ 1,109       $   501    $     -       $   608
  Facility closings        5,000           163          -         4,837
                          ------        ------     ------        ------
    Total restructuring
      costs              $ 6,109       $   664    $     -       $ 5,445
                          ======        ======     ======        ======



                 KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:

     Notes to Condensed Consolidated Financial Statements
                             (In thousands)


Pension Cost
------------


Components of net pension cost are as follows:


                                            For the Three Months
                                               Ended March 31,
                                           ----------------------
                                            2004           2003
                                           -------        -------
Service cost for benefits
  earned during the quarter                $ 2,558        $ 2,500

Interest cost on projected
  benefit obligation                         6,163          6,087

Expected return on plan assets              (7,169)        (7,862)

Net amortization and deferral                    2              2
                                           -------        -------

  Net pension cost                         $ 1,554        $   727
                                           =======        =======



















                 KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:

     Notes to Condensed Consolidated Financial Statements
                             (In thousands)


Business Segments
-----------------
Summarized financial information by business segment is as follows:

                                            For the Three Months
                                               Ended March 31,
                                         -------------------------
                                            2004            2003
                                         ---------       ---------
Net sales:
  Aerospace                               $ 59,730        $ 61,724
  Industrial Distribution                  145,607         120,266
  Music                                     40,341          34,020
                                          --------        --------
                                          $245,678        $216,010
                                          ========        ========
Operating profit:
  Aerospace                               $  3,553        $  7,210
  Industrial Distribution                    5,030           2,797
  Music                                      1,981           1,847
                                          --------        --------
                                            10,564          11,854

  Corporate and other expense, net          (7,502)         (5,069)
  Interest expense, net                       (795)           (768)
  Gain on sale of product line
    and other assets                             -          16,849
                                          --------        --------
  Earnings before income taxes            $  2,267        $ 22,866
                                          ========        ========

                                          March 31,     December 31,
                                            2004            2003
                                          --------        --------
Identifiable assets:
  Aerospace                               $306,261        $294,345
  Industrial Distribution                  159,713         150,115
  Music                                     66,607          65,704
  Corporate                                 22,421          18,147
                                          --------        --------
                                          $555,002        $528,311
                                          ========        ========

                 KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:

     Notes to Condensed Consolidated Financial Statements
            (In thousands except per share amounts)

Stock Option Accounting
-----------------------

The following table reflects pro forma net earnings and earnings per share had the corporation elected to record employee stock option expense based on the fair value methodology:

                                            For the Three Months
                                               Ended March 31,
                                         -------------------------
                                            2004            2003
                                          --------        --------
Net earnings:

  As reported                             $ 1,292         $13,966

  Less stock option expense, net of
   tax effect                                (170)           (193)
                                           ------          ------
    Pro forma net earnings                $ 1,122         $13,773
                                           ======          ======

Earnings per share - basic:

  As reported                               0.06            0.62

  Pro forma after option expense            0.05            0.61

Earnings per share - diluted:

  As reported                               0.06            0.60

  Pro forma after option expense            0.05            0.60


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

                       KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Results of Operations
---------------------

Overview

Kaman Corporation is composed of three business segments:
Aerospace, Industrial Distribution, and Music.

The Aerospace segment's programs are conducted through three principal businesses, consisting of Aircraft Structures and Components, Advanced Technology Products, and Helicopter Programs. The Aircraft Structures and Components business involves aerostructure and helicopter subcontract work as well as manufacture of components such as self-lubricating bearings and driveline couplings for aircraft applications. For the first quarter of 2004, this business constituted about 56 percent of Aerospace segment sales, compared to about 52 percent for the same period of 2003. The aerostructure subcontract element of this business continues to be an area of strategic emphasis for the corporation. The Advanced Technology Products business manufactures products involving systems, devices and assemblies for a variety of military and commercial applications, including safe, arm and fuzing devices for several missile and bomb programs; precision non-contact measuring systems for industrial and scientific use; electro-optical target detection and designation systems; and high reliability memory systems for airborne, shipboard, and ground-based programs. For the first quarter of 2004, this business constituted about 19 percent of segment sales, the same as the comparable period of 2003. The Advanced Technology Products business is also an area of strategic emphasis for the corporation. Helicopter Programs include prime helicopter production along with spare parts and support. The helicopters produced by this business are the SH-2G multi-mission maritime helicopter and the K-MAX medium to heavy external lift helicopter. For the first quarter of 2004, this business constituted about 25 percent of segment sales, compared to about 29 percent in the same period of 2003.

The Industrial Distribution segment is the third largest U.S. industrial distributor servicing the bearing, electrical/mechanical power transmission, fluid power, motion control and materials handling markets in the United States. This segment offers more than 1.5 million items, as well as value-added services to a base of more than 50,000 customers spanning nearly every sector of U.S. industry from about 200 branches and regional distribution centers in the U.S., Canada, and Mexico.

                       KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

The Music segment is America's largest independent distributor of music instruments and accessories, and is involved in some combination of designing, manufacturing, marketing and distributing more than 15,000 products from five facilities located in the United States and Canada, to retailers of all sizes for musicians at all skill levels.

In general, results for the first quarter of 2004 reflect improvement in market conditions for the corporation's Industrial Distribution segment, continued resilience in consumer spending patterns for the Music segment and the strength of military and commercial aftermarket sales in the Kamatics specialty bearing business (part of the Aerospace segment), offset by continued weakness in other operations of the Aerospace segment. Aerospace segment results reflect the impact of adverse conditions in the commercial aerospace market, competitive conditions in the market for detail parts manufacturing and assembly work, the stop-work mode of the MD Helicopters, Inc. ("MDHI") subcontract program, the delay experienced in final qualification of the Joint Programmable Fuze ("JPF") program, and cost and operational issues associated with the segment's expanded facility in Jacksonville, Florida (the facility to which most of the work formerly conducted at the Moosup, Connecticut facility was moved in 2003).

For discussion of the activities of, and factors affecting, each of these business segments, please refer to the specific discussions below.


TABULAR PRESENTATION OF FINANCIAL RESULTS
-----------------------------------------

The following table summarizes certain financial results of the corporation and its business segments for the first quarter of 2004 compared to the same period of 2003:

                       KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


                       Segment Information
                          (In millions)

For the Three Months Ended March 31,       2004         2003
-----------------------------------        ----         ----
Net sales:

  Aerospace                             $  59.8      $  61.7

  Industrial Distribution                 145.6        120.3

  Music                                    40.3         34.0
------------------------------------------------------------
                                        $ 245.7      $ 216.0
============================================================

Operating profit:

  Aerospace                             $   3.6      $   7.2

  Industrial Distribution                   5.0          2.8

  Music                                     2.0          1.9
------------------------------------------------------------
                                           10.6         11.9

Corporate and other expense, net           (7.5)        (5.0)

Interest expense, net                       (.8)         (.8)

Gain on sale of product line and
 other assets                                 -         16.8
------------------------------------------------------------

Earnings before income taxes                2.3         22.9

Income taxes                                1.0          8.9

------------------------------------------------------------
Net earnings                             $  1.3      $  14.0
============================================================

KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

DISCUSSION AND ANALYSIS OF NET SALES BY BUSINESS SEGMENT
--------------------------------------------------------

AEROSPACE SEGMENT

Aerospace segment net sales decreased 3.2% for the first quarter of 2004 compared to the same period of 2003. Performance was adversely affected by several factors at the Kaman Aerospace subsidiary. These factors are discussed below.

Aircraft Structures and Components

First quarter 2004 sales for Aircraft Structures and Components were $33.5 million compared to $32.2 million in the 2003 period. This business involves commercial and military aircraft programs, including production of aircraft subassemblies and other parts for Boeing commercial airliners and the C-17 military transport, as well as helicopter subcontract work. This has become a core business area for the corporation and a focal point for future growth.

The business is being affected by the current weak market for commercial airliners which has resulted in order stretch-outs, pricing pressures, and a lower volume of deliveries than anticipated for Boeing commercial aircraft programs. In addition, the market for detail parts manufacturing and assembly work remains very competitive industry wide and in this environment new business awards have been difficult to achieve. These conditions will make it more difficult for the Jacksonville facility to develop an optimal business base, at least until the commercial aviation market improves. In this environment, military work, including the C-17, which is one of the operation's largest programs, has been an important contributor.

Helicopter subcontract work involves commercial and military helicopter programs. Commercial programs include multi-year contracts for production of fuselages for the MDHI 500 and 600 series helicopters and composite rotor blades for the MD Explorer helicopter. Total orders from MDHI have run at significantly lower rates than originally anticipated due to lower than expected demand. The corporation's investment in these contracts consists principally of $4.3 million in billed receivables and $16.2 million in recoverable costs - not billed (including start-up costs and

                       KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

other program expenditures) as of March 31, 2004. In 2003, the corporation received payments totaling $4.4 million, primarily for items shipped during 2003. The corporation received nominal payments in the first quarter of 2004. The recoverability of unbilled costs will depend to a significant extent upon MDHI's future requirements through 2013, the year to which both contracts extend. The corporation stopped production on these contracts in the second quarter of 2003, but continues to work closely with the customer to resolve overall payment issues and establish conditions under which production could be resumed, including the timing thereof. Based upon MDHI's projected future requirements and inventory on hand at both MDHI and the corporation, this would not be expected to occur until late in the second half of 2004 at the earliest. Although the outcome is not certain, the corporation understands that MDHI management is pursuing strategies to improve its current financial and operational circumstances.

The segment's Kamatics operation manufactures proprietary self-lubricating bearings used in commercial airliners operated by the major and regional airlines, and increasingly, in military programs. This business had increased sales in the first quarter of 2004, with military and commercial aftermarket sales helping to offset continued softness in commercial and regional aircraft manufacturing. Boeing is Kamatics' largest commercial customer.

Advanced Technology Products

First quarter 2004 sales for Advanced Technology Products were $11.3 million compared to $11.8 million in the 2003 period. This business manufactures products for military and commercial markets, including safe, arm and fuzing devices for a number of major missile and bomb programs as well as precision measuring systems, mass memory systems and electro-optic systems. The Kaman Dayron operation, acquired in 2002, manufactures fuzes for a variety of munitions programs and has the contract to develop a fuze for the U.S. Air Force and Navy JPF program. Securing the JPF program was the principal motivation for making the Dayron acquisition. Final qualification testing conducted by the company as the prime contractor was completed in the fourth quarter of 2003 and final qualification testing conducted by the Air Force was completed in April 2004. The company has recently received written notification from the Air Force that it has successfully met the testing criteria established in its contract and the Air Force has

                       KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

authorized production deliveries as provided in the contract.
Production unit sales had been delayed during 2003 and the first quarter of 2004 due to issues with earlier final qualification testing results.

Since 2001, the company's Electro-Optics Development Center ("EODC") has been teamed with the University of Arizona to build a 6.5-meter aperture collimator that will be used for testing large optical systems in a vacuum environment. EODC has been working under a $12.8 million fixed-price contract to design and fabricate the structural, electrical, mechanical and software control systems for the collimator. EODC has experienced significant cost growth in its portion of the program as a result of changes in the scope of the project and management believes that there is a valid basis to recover these amounts. As a result, in April 2004, the company submitted a claim in the amount of $6.3 million to the University to recover these additional costs.

Helicopter Programs

First quarter 2004 sales for Helicopter Programs were $15.0 million compared to $17.7 million in the 2003 period. The segment's helicopter products include the SH-2G multi-mission maritime helicopter and the K-MAX medium-to-heavy external lift helicopter. SH-2G-related sales were the predominant source of sales in the first quarter. The SH-2G helicopter program generally consists of retrofit of the corporation's SH-2F helicopters to the SH-2G configuration or refurbishment of existing SH-2G helicopters. The SH-2, including its F and G configurations, was originally manufactured for the U.S. Navy. The SH-2G aircraft is currently in service with the Egyptian Air Force and the New Zealand and Polish navies.

Work continues on the SH-2G(A) program for Australia which involves eleven helicopters with support, including a support services facility, for the Royal Australian Navy ("RAN"). The total contract has a current anticipated value of about $734 million.
The helicopter production portion of the program is valued at approximately $598 million, of which about 97% has been recorded as sales through March 31, 2004. As previously reported, this contract is now in a loss position due to increases in anticipated costs to complete the program. The in-service support center contract has a current anticipated value of about $136 million of which about 25% has been recorded as sales through March 31, 2004.

                       KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

Production of the eleven SH-2G(A) aircraft for the program is essentially complete. As previously reported, the aircraft lack the full Integrated Tactical Avionics System ("ITAS") software and progress is continuing on this element of the program. In September 2003, the RAN began the process of provisional acceptance of these aircraft. Since that time, four of the aircraft have completed the provisional acceptance process. The corporation expects to be able to deliver the full capability of the ITAS weapons system software in late 2004 with final acceptance anticipated in 2005. While management believes that the corporation's reserves are sufficient to cover estimated costs to complete the program, final development of the software by subcontractors and its integration, which is the corporation's responsibility, are underway, and these are complex tasks.

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

With respect to its K-MAX helicopter program, the segment continues to pursue both a sale and short-term lease program for existing K-MAX aircraft inventory that was written down to estimated fair market value in 2002. There were no sales or new leases of K-MAX helicopters in the first quarter of 2004. During April 2004, a short-term K-MAX lease transaction was implemented. There are six aircraft remaining available for sale, including three aircraft currently leased to customers.

Kaman Aerospace Subsidiary Reorganization

To establish clear lines of responsibility and improve decision-making, the Aerospace subsidiary recently initiated a reorganization to address differences between its various businesses and their specific requirements. Three divisions are

                       KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

being created to replace portions of the existing structure: Kaman Aerostructures, having production facilities in Jacksonville and Wichita, Kans., will be responsible for fixed-wing aircraft subcontract programs; Kaman Fuzing, having production facilities in Middletown, Conn. and Orlando, Fla., will be responsible for fuze operations; and Kaman Helicopters, having production facilities in Bloomfield, Conn., will be responsible for prime and subcontract helicopter programs, including the SH-2G, K-MAX and MDHI programs. By placing purchasing, operations, finance, contracts and human resources personnel within each division, management expects that each will be better able to effectively manage expenses for the services and/or functions they require, and achieve optimal customer service. It is expected that the reorganization will be completed by the end of 2004. It is also expected that the Kamatics operation will remain a separate business within the segment.

INDUSTRIAL DISTRIBUTION SEGMENT

Industrial Distribution segment net sales increased about 21% in the first quarter of 2004 compared to the same period of 2003. Sales for the first quarter included $7.2 million from the former Industrial Supplies, Inc. which was acquired in the fourth quarter of 2003. Results for the quarter largely reflect an improvement in the U.S. economic environment and to some extent, the inclusion of four extra sales days in the first quarter of 2004 compared to the same period of 2003. Management also believes that pent up demand from those customers who have delayed purchases because of economic conditions was a factor in the segment's increased sales for the first quarter and it is not currently expected that the level of increase will recur in future periods.

This segment is the third largest U.S. industrial distributor servicing the bearing, electrical/mechanical power transmission, fluid power, motion control and materials handling markets in the United States. The segment offers more than 1.5 million items, as well as value-added services, to a base of more than 50,000 customers spanning nearly every sector of U.S. industry.

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

                       KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

Success in the segment's markets requires a combination of competitive pricing and value-added services that save the customer money while helping it become more efficient and productive. Over the past several years, large companies have increasingly centralized their purchasing, focusing on suppliers that can service all of their plant locations across a wide geographic area. To meet these requirements, the segment has expanded its geographic presence through the selective opening of new branches and acquisitions in key markets of the upper Midwest, the South, and Mexico. The segment's footprint of nearly 200 branches and regional distribution centers now covers 70 of the top 100 industrial markets in the United States. Management's goal is to grow the Industrial Distribution segment by expanding into additional areas that enhance its ability to compete for large regional and national customer accounts.

MUSIC SEGMENT

Music segment net sales increased 18.6% for the first quarter of 2004 compared to the same period in 2003. Results reflect improvement in U.S. economic conditions. Sales increased to both independent retailers and large chain store accounts, however sales to the large chain store accounts were particularly strong.

The segment is America's largest independent distributor of music instruments and accessories and is involved in some combination of designing, manufacturing, marketing and distributing more than 15,000 products from five facilities in the U.S. and Canada to retailers of all sizes for musicians of all skill levels. The segment's array of instruments includes premier and proprietary products, such as the Ovation (registered trademark) and Hamer (registered trademark) guitars, and Takamine (registered trademark) guitars under an exclusive distribution agreement. The segment has also significantly extended its line of percussion products and accessories over the past few years, augmenting its CB, Toca (registered trademark) and Gibraltar (registered trademark) lines to include an exclusive distribution agreement with Gretsch (registered trademark) drums and acquiring Latin Percussion (a leading distributor of hand percussion instruments) and Genz Benz (an amplification equipment manufacturer). The segment continues to seek opportunities to add exclusive premier brand product lines that would build upon the segment's market position.

                       KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


DISCUSSION AND ANALYSIS OF OPERATING PROFITS - CONSOLIDATED
-----------------------------------------------------------

As would be expected with any commercial business, operating profits is a key indicator utilized by management in its evaluation of the performance of its business segments. The net operating profit of the corporation's segments, in total, for the first quarter of 2004 decreased 11% compared to the same period of 2003. Both the Industrial Distribution and Music segment experienced increased operating profits for the quarter, however those increases were more than offset by continued difficulties in the Aerospace segment.

Another key performance indicator for management is each business segment's return on investment. Management defines "return on investment" as operating profits divided by average investment for each segment. Average investment is computed by combining equity, intercompany borrowings plus letters of credit and, for foreign subsidiaries, outside debt financings. The corporation's goals for return on investment are expressed as a range, with 15% at the lower end of the range. For the first quarter of 2004, the Industrial Distribution segment performed above the minimum percentage, the Music segment performed slightly below the minimum, and the Aerospace segment performed substantially below the minimum.


DISCUSSION AND ANALYSIS OF OPERATING PROFITS BY BUSINESS SEGMENT
----------------------------------------------------------------

AEROSPACE SEGMENT

Kamatics was the source of a significant portion of total segment operating profits for the first quarter of 2004 on the strength of military and commercial aftermarket sales.

First quarter results include $0.2 million in ongoing relocation and re-certification costs related to the transfer of operations in 2003 from the company's Moosup facility to the Jacksonville facility and $0.8 million in underutilized facility costs primarily associated with the absence of new helicopter orders at the Bloomfield facility.

                       KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

For the Kaman Aerospace subsidiary, results for the first quarter of 2004 reflect the continuing effects of adverse conditions in the commercial aerospace market, competitive conditions in the market for detail parts manufacturing and assembly work, the stop-work mode of the MDHI subcontract program, the delay experienced in final qualification of the JPF program, and cost and operational issues associated with the segment's expanded Jacksonville facility.

The Jacksonville facility is operational and ready to accept new business, although the plant's capabilities are taking time to develop. Production man-hour performance is improving, however on certain programs it continues to be well below the levels that had existed at the Moosup facility in large part due to the continuing process of training a new labor force. Management is working to improve this measure of performance. As it pursues that goal, it is also working to reestablish the level of product quality and customer quality rankings that had been maintained at the Moosup facility, and believes that, overall, progress is being made. As the Jacksonville plant continues to develop its capabilities, operating costs have also increased due to manpower and third-party processing costs that have been required to expedite deliveries along with the standard FAA and customer requirements to requalify manufacturing and quality processes made necessary by the move. Management believes that these conditions are temporary and continues to expect that the move from Moosup to Jacksonville will ultimately provide a lower cost structure from which to compete.

These factors have led to lower sales volume, as discussed earlier, which in turn has resulted in overhead and general and administrative expenses being absorbed at higher rates by active segment programs. These circumstances have led to generally lower profitability or losses for these programs. Aerospace segment management continues to evaluate ways to grow in a competitive global business environment that requires progressively lower costs. In addition to actions taken to shift production to other U.S. locations expected to provide lower cost structures, such as Jacksonville, the segment is also continuing to adjust its employment levels and is taking other actions, as appropriate, to help bring its cost structure in line with the reduced business base.

                       KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

Despite current circumstances, to date, management has elected to continue expenditures for longer-term competitiveness in the commercial aircraft market and to maintain its prime helicopter program capabilities. In this regard, management is considering exercising its contract option to purchase the facility located on its Bloomfield campus that it has leased from the Navy for several decades.

Finally, with respect to the $11.0 million charge taken in 2002 for the cost of phasing out the corporation's Moosup facility, $3.3 million represents severance costs at the Moosup and Bloomfield locations, which is expected to involve the separation from service of approximately 400 employees. A total of about $2.7 million had been paid for 324 such separations as of March 31, 2004.

INDUSTRIAL DISTRIBUTION SEGMENT

Operating profits in this segment for the first quarter of 2004 increased about 80% compared to the same period of 2003, primarily due to increased sales which have resulted from improvement in the U.S. economy. The operating profits increase also reflects the impact of the company's `lean-thinking' practices and maintenance of cost controls that were implemented by the segment during the difficult economic times of the past few years. In addition, vendor incentives in the form of rebates (i.e., vendors provide inventory purchase rebates to distributors at specified volume-purchasing levels) continue to be an important contributor to operating profits.

MUSIC SEGMENT

Operating profits in this segment for the first quarter of 2004 increased 7% compared to the same period of 2003 primarily as a result of increased sales that were substantially offset by lower gross profit margins.

The gross profit rate was lower for the quarter, due to the addition of several lower margin products to the segment's catalog, a shift in sales mix toward lower margin products, increased guitar manufacturing costs in the U.S., and increased sales of products to some larger customers that carry a lower gross profit rate.

                       KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

NET EARNINGS AND CERTAIN EXPENSE ITEMS
--------------------------------------
Net earnings for the quarter ended March 31, 2004 were $1.3 million, or $0.06 per share diluted, compared to $14.0 million, or $0.60 per share diluted, the previous year. First quarter 2003 results include an after-tax gain of $10.1 million, or $0.45 per share, from the sale of the corporation's Electromagnetics
Development Center.

Selling, general and administrative expenses for the first quarter of 2004 were higher than last year, for several reasons, including increased sales, the ISI acquisition in the Industrial Distribution segment, increases in Aerospace segment general and administrative expenses and increases in corporate expenses, principally attributable to pension and stock appreciation rights expense.

Management is also monitoring the effects of rising steel prices and energy costs, which could impact each of the segments.

For the quarter ended March 31, 2004, interest expense increased
3.0% due to higher average borrowings.

The consolidated effective income tax rate for the quarter ended
March 31, 2004 was 43.0% compared to 38.9% the previous year.

For a discussion of Financial Accounting Standards Board Statements applicable to the corporation, please refer to the corporation's annual report on Form 10-K for the year ended December 31, 2003.


CRITICAL ACCOUNTING ESTIMATES
-----------------------------
There have been no significant changes in the corporation's critical accounting estimates in the quarter ended March 31, 2004. Please see the corporation's annual report on Form 10-K for the year ended December 31, 2003 for discussion of the most significant areas currently involving management judgments and estimates.

                       KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Discussion and Analysis of Cash Flows

Management assesses the corporation's liquidity in terms of its ability to generate cash to fund operating, investing and financing activities. Cash flow generation is another key performance indicator reviewed by management in evaluating business segment performance. Significant factors affecting the management of liquidity might include cash flows generated from or used by operating activities, capital expenditures, investments in the business segments and their programs, acquisitions, dividends, adequacy of available bank lines of credit, and factors which might otherwise affect the corporation's business and operations generally, as described below under the heading "Forward-Looking Statements". Management believes that the corporation's annual cash flow from operations and available unused bank lines of credit under its revolving credit agreement will be sufficient to finance its working capital and other recurring capital requirements for the next twelve-month period. Management is aware that earnings for the first quarter of 2004 were weak and the principal source of that weakness is in the Aerospace segment which has been adversely affected by conditions in the commercial aerospace market and certain operational issues discussed above. Aerospace management is working to address these issues through its sales efforts as well as ongoing evaluation of its current cost structure with the goal of improving operating profits and cash flow generation.

Operating activities used cash in the amount of $23.1 million in the first quarter of 2004, principally due to increases in accounts receivable and inventories in both the Aerospace and Industrial Distribution segments. The increases in accounts receivable were attributable to higher sales in the Industrial Distribution segment and largely to the Australia SH-2G program in the Aerospace segment. In the Industrial Distribution segment, the inventory increase was due to ongoing purchases while in the Aerospace segment, the majority of the increase was attributable to the fuzing operation.

Investing activities used cash in the amount of $1.2 million in the first quarter of 2004, principally due to capital expenditures for property, plant and equipment. Cash provided by financing

                       KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

activities for the quarter ended March 31, 2004 consisted largely of an increase in borrowings, offset somewhat by the payment of dividends to shareholders.

Contractual Obligations

Overall, there has been no substantial change in the corporation's contractual obligations as of March 31, 2004, except that there were increased borrowings during the quarter (long-term debt). Please see the corporation's annual report on Form 10-K for the year ended December 31, 2003 for a discussion of its contractual obligations.

Off-Balance Sheet Arrangements

There has been no substantial change in the corporation's off-balance sheet arrangements as of March 31, 2004. Please see the corporation's annual report on Form 10-K for the year ended
December 31, 2003 for a discussion of such arrangements.

Other Sources/Uses of Capital

At March 31, 2004, the corporation had $19.9 million of its 6% convertible subordinated debentures outstanding. The debentures are convertible into shares of Class A common stock at any time on or before March 15, 2012 at a conversion price of $23.36 per share, generally at the option of the holder. Pursuant to a sinking fund requirement that began March 15, 1997, the corporation redeems approximately $1.7 million of the outstanding principal of the debentures each year.

In November 2000, the corporation's board of directors approved a replenishment of the corporation's stock repurchase program, providing for repurchase of an aggregate of 1.4 million Class A common shares for use in administration of the corporation's stock plans and for general corporate purposes. As of March 31, 2004, a total of 269,150 shares had been repurchased since inception of this replenishment program. For a discussion of share repurchase activity during the first quarter of 2004, please refer to Part II,
Item 2, of this report.

                       KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

Financing Arrangements

Total average bank borrowings for the quarter ended March 31, 2004 were $46.0 million compared to $39.9 million for same period last year.

The corporation maintains a revolving credit agreement (the "Revolving Credit Agreement") with several banks that provides a $150 million five-year commitment scheduled to expire in November 2005 with interest at current market rates. Facility fees are charged on the basis of the corporation's credit rating from Standard & Poors which is a BBB investment grade rating.
Management believes that this is a favorable rating for a corporation of its size and the rating was reaffirmed by Standard & Poors in April 2004. The rating is accompanied by the "negative outlook" which was assigned to the corporation and several other aerospace companies in the wake of the events of September 11, 2001 and the subsequent weakness in aerospace markets. Under the terms of the current Revolving Credit Agreement, if this rating should decrease, the effect would be to increase interest rates charged and facility fees.

The most restrictive of the covenants contained in the Revolving Credit Agreement requires the corporation to have EBITDA, as defined, at least equal to 300% of net interest expense, on the basis of a rolling four quarters and a ratio of consolidated total indebtedness to total capitalization of not more than 55%.

In connection with the acquisition of RWG in 2002, the corporation established a 9.5 million Euro term loan and revolving credit facility (the "Euro Credit Agreement") with Wachovia Bank, National Association ("Wachovia"), one of its Revolving Credit Agreement lenders having offices in London. In general, the Euro Credit Agreement contains the same financial covenants as the Revolving Credit Agreement described previously and the term of the Euro Credit Agreement expires at the same time as the Revolving Credit Agreement.

Letters of credit are generally considered borrowings for purposes of the Revolving Credit Agreement. A total of $29.8 million in letters of credit were outstanding at March 31, 2004, a significant portion of which is related to the Australia SH-2G(A) program. The letter of credit for the production portion of the Australia program now has a balance of $20 million, which is expected to remain in place until final acceptance of the aircraft by the RAN.

                       KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

FORWARD-LOOKING STATEMENTS
--------------------------

This report contains forward-looking information relating to the corporation's business and prospects, including aerostructures and helicopter subcontract programs and components, advanced technology products, the SH-2G and K-MAX helicopter programs, the industrial distribution and music businesses, operating cash flow, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of competitions and thereafter contract negotiations with government authorities, including foreign governments; 2) political developments in countries where the corporation intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) economic and competitive conditions in markets served by the corporation, particularly industrial production and commercial aviation, and global economic conditions; 5) satisfactory completion of the Australian SH-2G(A)program, including successful completion and integration of the full ITAS software; 6) recovery of the corporation's investment in the MDHI contracts; 7) achievement of and actual costs for recertifying products and processes in connection with start-up of the expanded Jacksonville facility; 8) receipt of production orders for the JPF program; 9) satisfactory resolution of the EODC Collimator claim and completion of contract performance; 10) achievement of enhanced business base in the Aerospace segment in order to better absorb overhead and general and administrative expenses; 11) successful sale or lease of existing K-MAX inventory;
12) the condition of consumer markets for musical instruments; 13) profitable integration of acquired businesses into the corporation's operations; 14) changes in supplier sales or vendor incentive policies; 15) the effect of price increases or decreases; and 16) currency exchange rates, taxes, changes in laws and regulations, interest rates, inflation rates, general business conditions and other factors. Any forward-looking information should be considered with these factors in mind.

                      KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued


Item 3.    Quantitative and Qualitative Disclosures About
           Market Risk

There has been no significant change in the corporation's exposure to market risk during the quarter ended March 31, 2004.
Please see the corporation's annual report on Form 10-K for the year ended December 31, 2003 for discussion of the corporation's exposure to market risk.


Item 4.    Controls and Procedures

(a)  Disclosure Controls and Procedures

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


(b)  Internal Control Over Financial Reporting

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

                 KAMAN CORPORATION AND SUBSIDIARIES
                     PART II - OTHER INFORMATION

Item 2.  Changes in Securities, Use of Proceeds and Issuer
         Purchases of Equity Securities


(e)Purchases of Equity Securities

In November 2000, the corporation's board of directors approved a replenishment of the corporation's stock repurchase program providing for repurchase of an aggregate of 1.4 million Class A common shares for use in administration of the corporation's stock plans and for general corporate purposes.

The following table provides information about purchases by the corporation during the quarter ended March 31, 2004 of equity securities that are registered by the corporation pursuant to
Section 12 of the Exchange Act:


                                  Total Number
                                    of Shares       Maximum
                                  Purchased as     Number of
           Total                    Part of       Shares That
           Number      Average      Publicly      May Yet Be
          of Shares   Price Paid    Announced   Purchased Under
 Period   Purchased    per Share      Plan         the Plan
-------   ---------   ----------  ------------  ---------------

01/01/04-
01/31/04       -             -       268,850       1,131,150

02/01/04-
02/29/04       -             -       268,850       1,131,150

03/01/04-
03/31/04     300        $14.11       269,150       1,130,850


                 KAMAN CORPORATION AND SUBSIDIARIES
               PART II - OTHER INFORMATION, Continued


Item 4.  Submission of Matters to Vote of Security Holders

The annual meeting of the shareholders of the corporation was held at the offices of the corporation on April 20, 2004. Following is a brief description of each matter voted upon at the meeting:

1.    Election of Directors
      ---------------------

The following ten (10) individuals were elected directors of the corporation to serve until the next annual meeting and until their successors have been elected:

Brian E. Barents    E. Reeves Callaway III    John A. DiBiaggio
Edwin A. Huston     C. William Kaman II       Eileen S. Kraus
Paul R. Kuhn        Walter H. Monteith, Jr.   Wanda Lee Rogers
Richard J. Swift

For each director, the Class B shareholders voted 514,667 shares in favor and authority was withheld with respect to 51,177 shares. There were no abstentions or broker non-votes.

2.    Approval of 2003 Stock Incentive Plan, as amended
      -------------------------------------------------

A proposal to approve the corporation's 2003 Stock Incentive Plan, as amended, was adopted by the Class B shareholders who voted
505,768 shares in favor, 8,899 shares opposed, and 51,177 shares abstaining. There were no broker non-votes.

3.    Ratification of KPMG LLP Appointment
      ------------------------------------

A proposal to ratify the appointment of KPMG LLP as the corporation's auditors during the ensuing year was adopted by the Class B shareholders who voted 565,844 in favor, none against, with no abstentions and no broker non-votes.

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

            31.1  Certification of Chief Executive Officer
                    Pursuant to Rule 13a-14 under the
                    Securities and Exchange Act of 1934

            31.2  Certification of Chief Financial Officer
                    Pursuant to Rule 13a-14 under the
                    Securities and Exchange Act of 1934

            32.1  Certification of Chief Executive Officer
                    Pursuant to 18 U.S.C. Section 1350,
                    as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            32.2  Certification of Chief Financial Officer
                    Pursuant to 18 U.S.C. Section 1350,
                    as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



         (b)  Reports on Form 8-K:


             (1) A report on Form 8-K was filed on January 29, 2004, reporting that the corporation's 6% Convertible Subordinated Debentures where moved from the NASDAQ Small Cap Market listing to the OTC Bulletin Board.

             (2)  A report on Form 8-K was filed on February 11
                  2004, reporting the corporation's financial results for the fourth quarter and year ended
                  December 31, 2003.

             (3) A report on Form 8-K was filed on April 21, 2004, reporting the corporation's financial results for the quarter ended March 31, 2004, and describing actions taken at the shareholders' meeting on April 20, 2004.

                  KAMAN CORPORATION AND SUBSIDIARIES
                     PART II - OTHER INFORMATION


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    KAMAN CORPORATION
                                    Registrant


Date:    May 5, 2004               By: /s/ Paul R. Kuhn
                                    -----------------------------
                                    Paul R. Kuhn
                                    Chairman, President and
                                    Chief Executive Officer


Date:    May 5, 2004               By: /s/ Robert M. Garneau
                                    -----------------------------
                                    Robert M. Garneau
                                    Executive Vice President and
                                    Chief Financial Officer

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