Form 10-Q
period 2004-06-30
KAMAN CORP
filed 2004-08-03
CIK 54381

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE --- SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
    ENDED June 30, 2004.
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

                           Yes x   No
                              ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2004:
                         Class A Common   22,045,268
                         Class B Common      667,814

                            Page 1 of 36 Pages

                      KAMAN CORPORATION AND SUBSIDIARIES
                       PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:

             Condensed Consolidated Balance Sheets(In thousands)

       Assets                      June 30, 2004      December 31, 2003
       ------                    ------------------  -------------------

Current assets:

  Cash and cash equivalents                $ 10,645             $  7,130
  Accounts receivable, net                  216,438              193,243
  Inventories:
    Contracts and other
      work in process            $ 58,631               60,125
    Finished goods                 27,746               24,785
    Merchandise for resale         98,750   185,127     94,042   178,952
                                  -------              -------

  Income taxes receivable                     2,595                1,043
  Deferred income taxes                      26,026               26,026
  Other current assets                       11,979               12,457
                                            -------              -------
    Total current assets                    452,810              418,851

Property, plant & equip., at cost 157,102              154,031
  Less accumulated depreciation
    and amortization              106,817              102,982
                                  -------              -------

  Net property, plant & equipment            50,285               51,049
Goodwill                                     38,719               38,638
Other intangible assets , net                14,656               14,709
Other assets, net                             5,996                5,064
                                            -------              -------
    Total assets                           $562,466             $528,311
                                            =======              =======


                      KAMAN CORPORATION AND SUBSIDIARIES
                       PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
             Condensed Consolidated Balance Sheets(In thousands) (continued)


       Liabilities and Shareholders' Equity
       ------------------------------------

                                   June 30, 2004     December 31, 2003
                                 ------------------  -------------------

Current liabilities:

  Notes payable inc. current
    portion of long-term debt              $  7,241             $  7,673
  Accounts payable - trade                   57,634               59,600
  Accrued contract loss                      28,434               23,611
  Accrued restructuring costs                 4,590                6,109
  Other accrued liabilities                  32,945               26,123
  Advances on contracts                      19,525               19,693
  Other current liabilities                  17,672               17,746
                                            -------              -------
    Total current liabilities               168,041              160,555

Long-term debt, excl. current portion        66,765               36,624
Other long-term liabilities                  28,576               27,949
Shareholders' equity                        299,084              303,183
                                            -------              -------
    Total liabilities and
      shareholders' equity                 $562,466             $528,311
                                            =======              =======















See accompanying notes to condensed consolidated financial statements.

                    KAMAN CORPORATION AND SUBSIDIARIES
                PART I - FINANCIAL INFORMATION, Continued

Item 1. Financial Statements, Continued:
           Condensed Consolidated Statements of Operations
              (In thousands except per share amounts)

                              For the Three Months   For the Six Months
                                 Ended June 30,         Ended June 30,
                              ---------------------  --------------------
                                 2004        2003       2004       2003
                                 ----        ----       ----       ----
Net sales                      $247,171    $216,311   $492,849   $432,321
Costs and expenses:
  Cost of sales                 191,894     158,161    374,917    316,031
  Selling, general and
   administrative expense        58,047      52,161    117,474    103,384
  Other operating
   (income)/expense, net           (435)       (341)      (753)      (614)
  Interest expense, net             949         751      1,744      1,519
  Net (gain) loss on sale of
   product line and other assets   (235)         23       (235)   (16,826)
  Other (income)/expense, net       177         187        661        592
                               --------    --------   --------   --------
                                250,397     210,942    493,808    404,086
                               --------    --------   --------   --------
Earnings (loss) before
 income taxes                    (3,226)      5,369       (959)    28,235
Income taxes (benefit)           (1,390)      2,085       (415)    10,985
                               --------    --------   --------   --------
Net earnings (loss)            $ (1,836)   $  3,284   $   (544)  $ 17,250
                               ========    ========   ========   ========
Net earnings (loss) per share:
   Basic                       $   (.08)   $    .15   $   (.02)  $    .77
   Diluted (1)                 $   (.08)   $    .15   $   (.02)  $    .75
                               ========    ========   ========   ========
Average shares outstanding:
   Basic                         22,686      22,551     22,667     22,523
   Diluted (2)                   22,686      23,484     22,667     23,482
                               ========    ========   ========   ========
Dividends declared per share   $    .11    $    .11   $    .22   $    .22
                               ========    ========   ========   ========

(1) The calculated diluted per share amounts for the three months ended and six months ended June 30, 2004 are anti-dilutive, therefore, amounts shown are equal to the basic per share calculation.
(2) Additional potentially diluted average shares outstanding of 936 for the three months ended June 30, 2004 and 974 for the six months ended June 30, 2004 have been excluded from the average diluted shares outstanding due to the loss from operations in that time period.

See accompanying notes to condensed consolidated financial statements.

                          KAMAN CORPORATION AND SUBSIDIARIES
                      PART I - FINANCIAL INFORMATION, Continued

Item 1. Financial Statements, Continued:
        Condensed Consolidated Statements of Cash Flows(In thousands)


                                                     For the Six Months
                                                        Ended June 30,
                                                    --------------------
                                                       2004       2003
                                                      -------    -------

Cash flows from operating activities:
  Net earnings (loss)                                $   (544)  $ 17,250
  Depreciation and amortization                         4,634      5,131
  Net gain on sale of product line and other assets      (235)   (16,826)
  Other, net                                            1,815        905
  Changes in current assets and liabilities,
   excluding effects of divestiture:
    Accounts receivable                               (23,171)   (15,664)
    Inventory                                          (6,135)   (16,651)
    Income taxes receivable                            (1,552)     5,192
    Accounts payable                                   (1,972)     3,757
    Accrued contract loss                               4,823      2,214
    Accrued restructuring costs                        (1,519)      (371)
    Advances on contracts                                (168)       740
    Income taxes payable                                    6      1,015
    Changes in other current assets and liabilities     7,214      2,375
                                                      -------    -------

    Cash provided by (used in) operating activities   (16,804)   (10,933)
                                                      -------    -------

Cash flows from investing activities:
  Proceeds from sale of product line and other assets     348     28,025
  Expenditures for property, plant & equipment         (3,834)    (4,175)
  Acquisition of business, less cash acquired            (399)         -
  Other, net                                           (1,129)      (574)
                                                      -------    -------

    Cash provided by (used in) investing activities    (5,014)    23,276
                                                      -------    -------









                 KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:

       Notes to Condensed Consolidated Financial Statements
                         (In thousands)

                                                     For the Six Months
                                                        Ended June 30,
                                                    --------------------
                                                       2004       2003
                                                      -------    -------

Cash flows from financing activities:
  Changes to notes payable                               (451)      (819)
  Additions/(reductions) to long-term debt             30,141     (4,395)
  Proceeds from exercise of employee stock plans          629        650
  Purchases of treasury stock                              (4)      (205)
  Dividends paid                                       (4,982)    (4,948)
                                                      -------    -------

    Cash provided by (used in) financing activities    25,333     (9,717)
                                                      -------    -------

Net increase (decrease) in cash and cash equivalents    3,515      2,626
Cash and cash equivalents at beginning of period        7,130      5,571
                                                      -------    -------

Cash and cash equivalents at end of period           $ 10,645   $  8,197
                                                      =======    =======

See accompanying notes to condensed consolidated financial statements.



Basis of Presentation
----------------------

The December 31, 2003 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of Kaman Corporation and subsidiaries.
In the opinion of management, the balance of the condensed financial information reflects all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented and are of a normal recurring nature, unless otherwise disclosed in this report. Certain amounts in prior period condensed consolidated financial statements have been reclassified to conform to current year presentation.

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

The statements should be read in conjunction with the consolidated financial statements and notes included in the corporation's annual report on Form 10-K for the year ended December 31, 2003. The results of operations for the interim period presented are not necessarily indicative of trends or of results to be expected for the entire year.

Cash Flow Items
---------------

Cash payments for interest were $1,756 and $1,643 for the six months ended June 30, 2004 and 2003, respectively. Cash payments for income taxes, net of refunds, for the comparable periods were $1,055 and $4,629, respectively.

Comprehensive Income/(Loss)
---------------------------

Comprehensive income (loss) was $(263) and $17,948 for the six months ended June 30, 2004 and 2003, respectively. Comprehensive income (loss) was $(2,367) and $3,925 for the three months ended June 30, 2004 and 2003, respectively. The changes to net earnings (loss) used to determine comprehensive income (loss) are foreign currency translation adjustments.

Contracts
---------

During the second quarter of 2004, the corporation recorded a $7,086 non-cash adjustment for the Boeing Harbour Pointe contract in the Aerospace segment. The adjustment consisted of an estimated accrued contract loss of $4,280 and a valuation adjustment of $2,806 associated with portions of the program inventory.

Contingencies
-------------
Since 2001, the company's Electro-Optics Development Center
("EODC") has been working under a $12.8 million fixed-price contract with the University of Arizona. EODC has experienced

                  KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:
            Notes to Condensed Consolidated Financial Statements
                             (In thousands)

significant cost growth in its portion of the program as a result of changes in the scope of the project and management believes that there is a valid basis to recover these amounts. As a result, in April 2004, the company submitted a claim in the amount of $6.3 million to the University to recover these additional costs.
The parties disagree about the claim and are currently engaged in discussions about the process for its resolution.


Net Gain on Sale of Product Line
--------------------------------

On January 15, 2003, the corporation sold its electric motor and drive business to DRS Technologies, Inc. The results for the six months of 2003 include an after-tax gain of $10,100 as a result of this transaction.


Accounts Receivable
-------------------

Accounts receivable consist of the following:

                                           June 30,    December 31,
                                             2004         2003
                                           --------    -----------
Trade receivables, net of allowance
  for doubtful accounts of
  $3,629 in 2004, $3,340 in 2003           $ 83,995      $ 74,816
U.S. Government contracts:
  Billed                                     17,803         9,355
  Recoverable costs and accrued profit
    - not billed                              8,583        10,014
Commercial and other government contracts:
  Billed                                     24,706        19,711
  Recoverable costs and accrued profit
    - not billed                             81,351        79,347
                                           --------      --------
    Total                                  $216,438      $193,243
                                           ========      ========

                 KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:

            Notes to Condensed Consolidated Financial Statements
                             (In thousands)

Shareholders' Equity
--------------------
Changes in shareholders' equity were as follows:

  Balance, January 1, 2004                          $303,183

     Net earnings (loss)                                (544)
     Foreign currency translation adjustment             281
                                                    --------
       Comprehensive income (loss)                      (263)

     Dividends declared                               (4,990)

     Purchase of treasury stock                           (4)

     Employee stock plans                              1,158
                                                    --------
  Balance, June 30, 2004                            $299,084
                                                    ========

Restructuring Costs
-------------------
The following table displays the activity and balances of these pre-tax charges as of and for the six months ended June 30, 2004:

                                           Deductions
                                           ----------
                           Balance at
                          December 31,   Cash     Non-Cash     Balance at
                              2003      Payments  Charges    June 30, 2004
                          -----------   --------  --------   -------------
Restructuring costs
-------------------
  Employee termination
    benefits                  $ 1,109  $   688    $     -       $   421
  Facility closings             5,000      831          -         4,169
                               ------   ------     ------        ------
    Total restructuring costs $ 6,109  $ 1,519    $     -       $ 4,590
                               ======   ======     ======        ======



                 KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:
            Notes to Condensed Consolidated Financial Statements
                              (In thousands)


Pension Cost
------------
Components of net pension cost are as follows:

                                 For the Three Months    For the Six Months
                                    Ended June 30,         Ended June 30,
                                 --------------------    ------------------
                                    2004       2003        2004      2003
                                  -------    -------      -------   ------
Service cost for benefits earned  $ 2,558    $ 2,500      $ 5,116  $ 5,000
Interest cost on projected
  benefit obligation                6,163      6,087       12,326   12,174
Expected return on plan assets     (7,169)    (7,861)     (14,338) (15,723)
Net amortization and deferral           2          2            4        4
                                   -------    ------       ------   ------
  Net pension cost                $ 1,554    $   728      $ 3,108  $ 1,455
                                   ======     ======       ======   ======


The corporation does not expect to make a pension contribution for the 2004 plan year.


Business Segments
-----------------
Summarized financial information by business segment is as follows:

                                          June 30,      December 31,
                                            2004            2003
                                          --------        --------
Identifiable assets:
  Aerospace                               $308,287        $294,345
  Industrial Distribution                  160,870         150,115
  Music                                     69,892          65,704
  Corporate                                 23,417          18,147
                                          --------        --------
                                          $562,466        $528,311
                                          ========        ========

                 KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:
            Notes to Condensed Consolidated Financial Statements
                              (In thousands)

Business Segments (continued)
----------------------------

                              For the Three Months   For the Six Months
                                 Ended June 30,        Ended June 30
                              --------------------   ------------------
                                 2004      2003        2004      2003
                                 ----      ----        ----      ----
Net sales:

  Aerospace                    $ 66,801  $ 62,912    $126,531  $124,636
  Industrial Distribution       145,283   121,862     290,890   242,128
  Music                          35,087    31,537      75,428    65,557
                                -------   -------     -------   -------
                               $247,171  $216,311    $492,849  $432,321
                                =======   =======     =======   =======

Operating profit (loss):

  Aerospace                    $ (3,953) $  6,515    $   (400) $ 13,725
  Industrial Distribution         5,793     3,365      10,823     6,162
  Music                           1,363     1,391       3,344     3,238
                                -------   -------     -------   -------
                                  3,203    11,271      13,767    23,125

  Corporate and other
   expense, net                  (5,715)   (5,128)    (13,217)  (10,197)
  Interest expense, net            (949)     (751)     (1,744)   (1,519)
  Net gain (loss) on sale of
   product line and other assets    235       (23)        235    16,826
                                -------   -------     -------   -------

  Earnings (loss)
   before income taxes         $ (3,226) $  5,369    $   (959) $ 28,235
                                =======   =======     =======   =======


                 KAMAN CORPORATION AND SUBSIDIARIES
              PART I - FINANCIAL INFORMATION, Continued

Item 1.  Financial Statements, Continued:

            Notes to Condensed Consolidated Financial Statements
                  (In thousands except per share amounts)

Stock Option Accounting
-----------------------
The following table reflects pro forma net earnings (loss) and earnings (loss) per share had the corporation elected to record employee stock option expense based on the fair value methodology:

                              For the Three Months   For the Six Months
                                 Ended June 30,        Ended June 30
                              --------------------   ------------------
                                 2004       2003       2004       2003
                                 ----       ----       ----       ----
Net earnings (loss):

  As reported                  $(1,836)  $  3,284    $   (544) $ 17,250
  Less stock option expense,
   net of tax effect              (172)      (193)       (342)     (386)
                                ------    -------     -------   -------
    Pro forma net
      earnings (loss)          $(2,008)  $  3,091    $   (886) $ 16,864
                                ======     ======      ======    ======

Earnings (loss) per share - basic:

  As reported                    (0.08)      0.15       (0.02)     0.77
  Pro forma after option expense (0.09)      0.14       (0.04)     0.75

Earnings (loss) per share - diluted:

  As reported                    (0.08)*     0.15       (0.02)*    0.75
  Pro forma after option expense (0.09)*     0.14       (0.04)*    0.74

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The pro forma amounts assume that the corporation had been following the fair value approach since the beginning.

* The calculated diluted per share amounts for the three months ended and six months ended June 30, 2004 are anti-dilutive, therefore, amounts shown are equal to the basic per share calculation.

                     KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Results of Operations
---------------------

Overview

Kaman Corporation is composed of three business segments:
Aerospace, Industrial Distribution, and Music.

The Aerospace segment's programs are conducted through three principal businesses, consisting of Aircraft Structures and Components, Advanced Technology Products, and Helicopter Programs. The Aircraft Structures and Components business involves aerostructure and helicopter subcontract work as well as manufacture of components such as self-lubricating bearings and driveline couplings for aircraft applications. For the second quarter of 2004, this business constituted about 47 percent of Aerospace segment sales, compared to about 52 percent for the same period of 2003. The aerostructure subcontract element of this business continues to be an area of strategic emphasis for the corporation. The Advanced Technology Products business manufactures products involving systems, devices and assemblies for a variety of military and commercial applications, including safe, arm and fuzing devices for several missile and bomb programs; precision non-contact measuring systems for industrial and scientific use; electro-optical target detection and designation systems; and high reliability memory systems for airborne, shipboard, and ground-based programs. For the second quarter of 2004, this business constituted about 28 percent of segment sales compared to about 18 percent for the same period of 2003. The Advanced Technology Products business is also an area of strategic emphasis for the corporation. Helicopter Programs include prime helicopter production along with spare parts and support. The helicopters produced by this business are the SH-2G multi-mission maritime helicopter and the K-MAX medium-to-heavy external lift helicopter. For the second quarter of 2004, this business constituted about 25 percent of segment sales, compared to about 30 percent in the same period of 2003.

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

                       KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (continued)

This segment offers more than 1.5 million items, as well as value-added services to a base of more than 50,000 customers spanning nearly every sector of U.S. industry from about 200 branches and regional distribution centers in the U.S., Canada, and Mexico.
The Music segment is America's largest independent distributor of music instruments and accessories, and is involved in a combination of designing, manufacturing, marketing and distributing more than 15,000 products from five facilities located in the United States and Canada, to retailers of all sizes for musicians at all skill levels.

For the quarter and six month periods ended June 30, 2004, sales and earnings results improved substantially for the Industrial Distribution segment in an improving U.S. economic environment and results for the Music segment were good. Certain portions of the Aerospace segment also had good results for the second quarter and six month periods ended June 30, 2004, including the Kamatics bearing business, which continues to experience strong military sales while also participating in what appears to be an improving market for commercial aviation products, and the Kaman Dayron fuzing operation, which is beginning to move forward with initial production of the newly qualified joint programmable fuze ("JPF"). Second quarter and first half of 2004 results for the corporation as a whole, however, were adversely affected by the Kaman Aerospace company, which operated at a loss for both periods. Specifically, Aerospace segment results reflect a loss attributable to the company's second quarter $7.1 million non-cash adjustment to its "Harbour Pointe" contract for Boeing as well as competitive conditions in the market for detail parts manufacturing and assembly work at the segment's expanded facility in Jacksonville, Fla. (the facility to which most of the work formerly conducted at the Moosup, Conn. facility was moved in
2003), the stop-work mode of the MD Helicopters, Inc. ("MDHI") subcontract program, the delay experienced in final qualification of the Joint Programmable Fuze program, and cost and operational issues associated with the Jacksonville facility.

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

                       KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (continued)

TABULAR PRESENTATION OF FINANCIAL RESULTS
-----------------------------------------

The following table summarizes certain financial results of the corporation and its business segments for the second quarter and six month period of 2004 compared to the same periods of 2003:



                            Segment Information
                               (In millions)

                            For the Three Months   For the Six Months
                                Ended June 30,       Ended June 30,
                                -------------        -------------
                              2004       2003        2004        2003
                              ----       ----        ----        ----
Net sales:
  Aerospace                $  66.8     $  62.9     $ 126.5     $ 124.6
  Industrial Distribution    145.3       121.8       290.9       242.1
  Music                       35.1        31.6        75.4        65.6
----------------------------------------------------------------------
                             247.2       216.3       492.8       432.3
======================================================================
Operating profit (loss):
  Aerospace                   (4.0)        6.5         (.4)       13.7
  Industrial Distribution      5.8         3.4        10.8         6.2
  Music                        1.4         1.3         3.4         3.2
----------------------------------------------------------------------
                               3.2        11.2        13.8        23.1
Corporate and other
 expense, net                 (5.7)       (5.2)      (13.2)      (10.2)
Interest expense, net          (.9)        (.7)       (1.7)       (1.5)
Net gain (loss) on sale of
 product line and other assets  .2           -          .2        16.8
----------------------------------------------------------------------
Earnings (loss) before
 income taxes                 (3.2)        5.3         (.9)       28.2

Income taxes (benefit)        (1.4)        2.0         (.4)       10.9
----------------------------------------------------------------------
Net earnings (loss)        $  (1.8)    $   3.3     $   (.5)    $  17.3
======================================================================


                       KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (continued)

DISCUSSION AND ANALYSIS OF NET SALES BY BUSINESS SEGMENT
--------------------------------------------------------

AEROSPACE SEGMENT

Aerospace segment net sales increased 6.2% for the second quarter of 2004 compared to the same period of 2003 and were essentially flat for the six months ended June 30, 2004 compared to the same period of 2003. The second quarter increase was due primarily to the JPF program at the Kaman Dayron fuzing operation and the Kamatics bearing business. However, performance for the quarter and six-month periods was adversely affected by several factors at the Kaman Aerospace subsidiary. Detailed information follows.

Aircraft Structures and Components

Second quarter 2004 sales for Aircraft Structures and Components were $31.2 million compared to $32.9 million in the 2003 period. Sales for the six months ended June 30, 2004 were $64.6 million compared to $65.1 million in the same period of 2003. This business involves commercial and military aircraft programs, including production of aircraft subassemblies and other parts for Boeing commercial airliners and the C-17 military transport, as well as helicopter subcontract work. This is a core business area for the corporation and a focal point for future growth.

There are signs that an improving commercial airline market is starting to benefit certain elements of this business, including specifically the Kamatics bearing business. However, the Jacksonville operation has continued to find the market for available subcontract detail parts manufacturing and assembly work very competitive. In this environment, new business awards have been difficult to achieve, making it more difficult for the Jacksonville facility to develop a sufficient business base. In this environment, military work, including the C-17, which is one of the operation's largest programs, continues to be an important contributor.

Helicopter subcontract work involves commercial and military helicopter programs. Commercial programs include multi-year contracts for production of fuselages for the MDHI 500 and 600 series helicopters and composite rotor blades for the MD Explorer

                       KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (continued)

helicopter. Total orders from MDHI have run at significantly lower rates than originally anticipated due to lower than expected demand. The corporation's investment in these contracts consists principally of $4.2 million in billed receivables and $16.2 million in recoverable costs - not billed (including start-up costs and other program expenditures) as of June 30, 2004. To date in 2004, the corporation has received only nominal payments. The recoverability of unbilled costs will depend to a significant extent upon MDHI's future requirements through 2013, the year to which both contracts extend. The corporation stopped production on these contracts in the second quarter of 2003, but continues to work closely with the customer to resolve overall payment issues and establish conditions under which production could be resumed, including the timing thereof. Management believes that some progress is being made in this regard. Based upon MDHI's projected future requirements and inventory on hand at both MDHI and the corporation, a resumption of production would not be expected to occur until late in 2004 at the earliest. Although the outcome is not certain, the corporation understands from MDHI management that it is close to executing its strategy to improve current financial and operational circumstances.

The segment's Kamatics operation manufactures proprietary self-lubricating bearings used in commercial airliners operated by the major and regional airlines, and increasingly in military programs. This business had increased sales in the second quarter and six months ended June 30, 2004, bolstered by increased commercial aircraft manufacturing activity at Boeing and Airbus. Sales for military and commercial aftermarket applications were also good.

Advanced Technology Products

Second quarter 2004 sales for Advanced Technology Products were $18.8 million compared to $11.3 million in the 2003 period. Sales for the six months ended June 30, 2004 were $30.1 million compared to $23.2 million in the same period of 2003. This business manufactures products for military and commercial markets, including safe, arm and fuzing devices for a number of major missile and bomb programs as well as precision measuring systems, mass memory systems and electro-optic systems. In May 2004, the Kaman Dayron company successfully completed qualification testing and was given authority to begin production deliveries of the advanced FMU-152A/B JPF to the U.S. Air Force. The JPF contract has a value of $13.6 million covering low rate initial production

                       KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (continued)

and lot no. 1 which extends through 2005. The contract includes options for eight additional years of production, which, if fully exercised, would bring the total potential value of the contract to $169.0 million. Production unit sales had been delayed during 2003 and the first quarter of 2004 due to issues with earlier final qualification testing results.

Since 2001, the company's Electro-Optics Development Center ("EODC") has been teamed with the University of Arizona to build a 6.5-meter aperture collimator that will be used for testing large optical systems in a vacuum environment. EODC has been working under a $12.8 million fixed-price contract to design and fabricate the structural, electrical, mechanical and software control systems for the collimator. EODC has experienced significant cost growth in its portion of the program as a result of changes in the scope of the project and management believes that there is a valid basis to recover these amounts. As a result, in April 2004, the company submitted a claim in the amount of $6.3 million to the University to recover these additional costs. The parties disagree about the claim and are currently engaged in discussions about the process for its resolution.

Helicopter Programs

Second quarter 2004 sales for Helicopter Programs were $16.8 million compared to $18.7 million in the 2003 period. Sales for the six months ended June 30, 2004 were $31.8 million compared to $36.3 million in the same period of 2003. The segment's helicopter products include the SH-2G multi-mission maritime helicopter and the K-MAX medium-to-heavy external lift helicopter, along with spare parts and sales support. SH-2G-related sales were the predominant source of sales in both periods of 2004. The SH-2G helicopter program generally consists of retrofit of the corporation's SH-2F helicopters to the SH-2G configuration or refurbishment of existing SH-2G helicopters. The SH-2, including its F and G configurations, was originally manufactured for the U.S. Navy. The SH-2G aircraft is currently in service with the Egyptian Air Force and the New Zealand and Polish navies.

Work continues on the SH-2G(A) program for Australia which involves eleven helicopters with support, including a support services facility, for the Royal Australian Navy ("RAN"). The total contract has a current anticipated value of about $735

                       KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (continued)

million. The helicopter production portion of the program is valued at approximately $599 million, of which about 99% has been recorded as sales through June 30, 2004. As previously reported, this contract is now in a loss position due to increases in anticipated costs to complete the program. The in-service support center contract has a current anticipated value of about $136 million of which about 27% has been recorded as sales through June 30, 2004.

Production of the eleven SH-2G(A) aircraft for the program is essentially complete. As previously reported, the aircraft lack the full Integrated Tactical Avionics System ("ITAS") software and progress is continuing on this element of the program. The RAN has provisionally accepted five of the aircraft, including one during the second quarter, and the process continues. The corporation expects to be able to deliver the full capability of the ITAS weapons system software in late 2004 with final acceptance anticipated in 2005. While management believes that the corporation's reserves are sufficient to cover estimated costs to complete the program, final development of the software by subcontractors and its integration, which is the corporation's responsibility, are underway, and these are complex tasks.

The corporation maintains a consignment of the U.S. Navy's inventory of SH-2 spare parts under a multi-year agreement that provides the corporation the ability to utilize certain inventory for support of its SH-2G programs.

During the quarter and six-month period ended June 30, 2004, the company continued marketing its existing K-MAX helicopter inventory (which was written down to estimated fair market value in 2002) utilizing both a sale and short-term lease program. Three new leases were entered into during the second quarter. With the sale of one additional aircraft in July 2004, the corporation has now sold or leased all of its remaining available K-MAX helicopters.

Kaman Aerospace Subsidiary Reorganization

Work continues on this company's reorganization which was undertaken earlier this year in order to address differences between its various businesses and their specific requirements. Three divisions are being created to replace portions of the existing structure: Kaman Aerostructures, having production

                       KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (continued)

facilities in Jacksonville and Wichita (the Wichita facility being the Plastic Fabricating Company operation), will be responsible for aerostructure subcontract programs; Kaman Fuzing, having production facilities in Middletown, Conn. and Orlando, Fla. (the Orlando facility being the Kaman Dayron operation), will be responsible for fuze operations; and Kaman Helicopters, having production facilities in Bloomfield, Conn., will be responsible for helicopter programs. By placing purchasing, operations, finance, contracts and human resources personnel within each division, management expects that each will be better able to effectively manage expenses for the services and/or functions they require, and achieve optimal customer service. It is expected that the reorganization will be completed by the end of 2004 and in the meantime, financial results will be reported in the manner described in this report. The Kamatics operation will remain a separate business within the Aerospace segment.

INDUSTRIAL DISTRIBUTION SEGMENT

Industrial Distribution segment net sales increased about 19% in the second quarter of 2004 and about 20% for the first half of 2004 compared to the same periods of 2003. Sales included $7.2 million for the second quarter and $14.4 million for the first half of 2004 from the former Industrial Supplies, Inc. which was acquired in the fourth quarter of 2003. Results for the quarter and six months ended June 30, 2004 reflect an improving U.S. economic environment and to some extent in the six-month period, the inclusion of four extra sales days in the first quarter of 2004 compared to the same period of 2003. With industrial production and capacity utilization indices both indicating long-awaited vitality in the national economy, the segment's customer base is benefiting and sales increased to both MRO and OEM customer groups. Management believes that pent up demand from those customers who have delayed purchases because of economic conditions has been a factor in the segment's increased sales.

Penetrating the national account market has also been a significant focus for the business and during the second quarter, the segment was awarded national account agreements with Tyco International (US) Inc. and Cadbury Schweppes U.S. affiliates (Mott's LLP, Dr. Pepper/Seven Up, Inc., Snapple Beverage Corporation., and Cadbury Adams LLC). In addition, during the quarter, the segment was also named a national distributor for the full line of IMI Norgren, Inc.'s fluid power products, providing

                       KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (continued)

the company with a major line to sell through its entire U.S.
branch network. This addition to the catalogue broadens Kaman's product offerings in this important market sector.

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


MUSIC SEGMENT

Music segment net sales increased 11.3% and about 15% for the second quarter and first half of 2004, respectively, compared to the same periods of 2003. Results reflect improvement in U.S. economic conditions along with the competitive positioning of the segment's brand name products. Sales increased to both independent retailers and large chain store accounts, however sales to the large chain store accounts were particularly strong.

                       KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (continued)

The segment is America's largest independent distributor of music instruments and accessories and is involved in a combination of designing, manufacturing, marketing and distributing more than 15,000 products from five facilities in the U.S. and Canada to retailers of all sizes for musicians of all skill levels. The segment's array of instruments includes premier and proprietary products, such as the Ovation (registered trademark) and Hamer (registered trademark) guitars, and Takamine (registered trademark) guitars under an exclusive distribution agreement. The segment has also significantly extended its line of percussion products and accessories over the past few years, augmenting its CB, Toca (registered trademark) and Gibraltar (registered trademark) lines to include an exclusive distribution agreement with Gretsch (registered trademark) drums and acquiring Latin Percussion (a leading distributor of hand percussion instruments) and Genz Benz (an amplification equipment manufacturer). The segment continues to seek opportunities to add exclusive premier brand product lines that would build upon the segment's market position.


DISCUSSION AND ANALYSIS OF OPERATING PROFITS - CONSOLIDATED
-----------------------------------------------------------

As would be expected with any commercial business, operating profits is a key indicator utilized by management in its evaluation of the performance of its business segments. The net operating profits of the corporation's segments, in total, decreased 71.6% and 40.5% for the second quarter and first half of 2004, respectively, compared to the same periods of 2003. Despite substantial increases in operating profits for the Industrial Distribution segment in both the second quarter and the six months ended June 30, 2004 (72.2% and 75.6% respectively) and a slight decrease of 2.0% in operating profits for the Music segment in the second quarter and an increase of 3.3% for the six-month period of 2004 compared to the prior year periods, the Aerospace segment operated at a loss for the second quarter and the six-month period of 2004 and that more than offset the increases in the corporation's other business segments.

Another key performance indicator for management is each business segment's return on investment. Management defines "return on investment" as operating profits divided by average investment for each segment. Average investment is computed by combining equity,

                       KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (continued)

inter-company borrowings plus letters of credit and, for foreign subsidiaries, outside debt financings. The corporation's goals for return on investment are expressed as a range, with 15% at the lower end of the range. Management reviews both the year to date annualized rate of return on investment for each segment and each segment's projection of its annual return on investment based upon its latest budget update. For the first half of 2004, the Industrial Distribution segment performed above the minimum percentage, the Music segment performed slightly below the minimum, and the Aerospace segment incurred a loss. Each segment's projection of its 2004 return on investment derived from the June 30 budget update suggests that management of each of the Industrial Distribution and Music segments believes that the segment will perform above the minimum percentage, while the Aerospace segment will perform substantially below the minimum.


DISCUSSION AND ANALYSIS OF OPERATING PROFITS BY BUSINESS SEGMENT
----------------------------------------------------------------

AEROSPACE SEGMENT

The Aerospace segment had a second quarter operating loss of $4.0 million compared to operating profits of $6.5 million a year ago. The loss is primarily attributable to a $7.1 million non-cash adjustment to its Boeing Harbour Pointe contract, and to some extent the continuing insufficient business base at the corporation's Bloomfield, Conn. and Jacksonville, Fla. aircraft manufacturing facilities and $1.6 million growth in workers' compensation claims. The second quarter of 2004 included $0.8 million in underutilized facility costs primarily associated with the absence of new helicopter orders at the Bloomfield facility. Costs associated with ongoing maintenance of the Moosup facility, which was closed last year, were previously reserved as part of the charge taken in 2002.

For the first half of 2004, the segment had an operating loss of $0.4 million as a result of the issues discussed above, compared to operating profits of $13.7 million the previous year.
Underutilized facility costs for the period were $1.6 million.

                       KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (continued)

Kamatics was an important contributor to overall results for the second quarter and first half of 2004. Kamatics is continuing to experience strong military sales while participating in what appears to be an improving market for commercial aviation products.

The Kaman Aerospace company's Boeing Harbour Pointe parts and subassemblies contract has generated a lower than expected order flow and an unprofitable mix of work. During the second quarter, it became clear that future demand for these parts, many of which are associated with programs that Boeing is either cutting back or eliminating, would be lower than previously anticipated. As a consequence, in the second quarter, the company recorded a $7.1 million non-cash adjustment to the program, consisting of an estimated accrued contract loss of $4.3 million and a valuation adjustment of $2.8 million associated with portions of the program inventory.

The expanded Jacksonville facility's capabilities are taking some time to develop and manufacturing performance continues to be an area of focus. The company is working to improve performance at the plant and reestablish levels of product quality and customer quality rankings and management believes that progress is being made. At the same time as the Jacksonville facility works through these issues, operating costs have also increased due to manpower and third-party processing costs incurred to expedite required deliveries, and due to the standard FAA and customer requirements to requalify manufacturing and quality processes made necessary by the move from Connecticut to Florida. The lower sales level at Jacksonville in particular has resulted in overhead and general and administrative expenditures being absorbed at higher rates by the company's active programs, and generally lower profitability or losses for these programs. Management continues to believe that operating conditions at the Jacksonville facility will improve and that the move from Moosup to Jacksonville will ultimately provide a lower cost structure from which to compete.

Results for the second quarter and the six-month period of 2004 also reflect competitive conditions in the market for detail parts manufacturing and assembly work, the stop-work mode of the MDHI subcontract program, and the delay experienced in final qualification of the JPF program.

                       KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (continued)

Aerospace subsidiary management continues to evaluate ways to grow in a competitive global business environment, including reassessment of "make or buy" strategies and the shift of production to other locations expected to provide lower cost structures.

Despite current circumstances, management has elected to continue its focus on positioning itself for longer-term competitiveness in the commercial aircraft market and to maintain its prime helicopter program capabilities. In this regard, management is in discussions with the U.S. Naval Air Systems Command (NAVAIR) regarding the potential purchase of a facility located on its Bloomfield campus that the Aerospace subsidiary currently leases from NAVAIR and has operated for several decades, for the principal purpose of performing U.S. government contracts. Pursuant to the federal government's policy of disposing of such government-owned, contractor-operated facilities and the terms of the current lease, the Aerospace company must submit a formal request to enter into negotiations for purchase of the facility by September 30, 2004, which will be followed by determination of the price and other terms of the sale. Management believes that the facility, which is currently utilized for flight and ground test operations and limited parts manufacturing, is important to its ongoing operations. As part of its decision-making process, the company is discussing with NAVAIR and the U.S. General Services Administration the method that would be used to calculate the purchase price of the facility, which could possibly include the corporation undertaking some level of the environmental remediation that may be legally required in the event of a sale of the property. In applying the guidance of Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies", the corporation's management has concluded that, while not probable, it is reasonably possible that the corporation may agree to undertake some level of environmental remediation, should the facility be sold to the corporation. At this stage of preliminary discussions, however, it is not possible to determine the magnitude, if any, of such a potential undertaking.
Therefore, no liability for environmental remediation at the facility has been recorded to date.

Finally, with respect to the $11.0 million charge taken in 2002 for the cost of phasing out the corporation's Moosup facility, $3.3 million represents severance costs at the Moosup and

                       KAMAN CORPORATION AND SUBSIDIARIES

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (continued)

Bloomfield locations, which is expected to involve the separation from service of approximately 400 employees. A total of about
$2.9 million had been paid for 339 such separations as of June 30, 2004.

INDUSTRIAL DISTRIBUTION SEGMENT

This segment's operating profits increased 72.2% and 75.6% for the quarter and six-month period ended June 30, 2004, respectively, compared to the same periods of 2003. For the most part, these results reflect increased sales to both MRO and OEM customer groups in an improving U.S. economy. The operating profits increase also reflects the impact of the company's 'lean-thinking' practices and maintenance of cost controls that were implemented by the segment during the difficult economic times of the past few years. In addition, vendor incentives in the form of rebates (i.e., vendors provide inventory purchase rebates to distributors at specified volume-purchasing levels) continue to be an important contributor to operating profits.

Management is also monitoring the effects of rising energy and steel prices, which could impact its customer base and by extension, this segment's operations. Management believes that, to date, it has been successful in working with customers and suppliers to minimize the impact of these items on its margins.

MUSIC SEGMENT

This segment's operating profits decreased 2.0% for the quarter ended June 30, 2004 while increasing 3.3% for the first half of the year, compared to the same periods of 2003. These results are attributable to an overall improvement in the national economy and the competitive positioning of the segment's brand name products, however business in the second quarter favored a somewhat lower margin mix of products and customers.


NET EARNINGS (LOSS) AND CERTAIN EXPENSE ITEMS
--------------------------------------
For the quarter ended June 30, 2004, the corporation experienced a net loss of $1.8 million, or $0.08 loss per share diluted, compared to net earnings of $3.3 million, or $0.15 earnings per share diluted the previous year. For the six-month period of

                       KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (continued)

2004, the corporation experienced a net loss of $0.5 million, or $0.02 loss per share diluted compared to net earnings of $17.3 million, or $0.75 earnings per share diluted in the same period of 2003. The 2003 six-month results include an after-tax gain of $10.1 million, or $0.45 per share, from the sale of the corporation's Electromagnetics Development Center. The corporation has continued to pay dividends at the rate of $0.11 per share in each of the first two quarters of 2004.

Selling, general and administrative expenses for the first half of 2004 were 13.6% higher than last year for several reasons, including increased sales, the ISI acquisition in the Industrial Distribution segment, increases in Aerospace segment general and administrative expenses and increases in corporate expenses, principally attributable to pension expense.

For the six months ended June 30, 2004, interest expense increased 13.5% due to higher average borrowings.

The consolidated effective income tax rate for the six month period ended June 30, 2004 was 43.3% compared to 38.9% for the same period in 2003.

For a discussion of Financial Accounting Standards Board
Statements applicable to the corporation, please refer to the corporation's annual report on Form 10-K for the year ended
December 31, 2003.

CRITICAL ACCOUNTING ESTIMATES
-----------------------------
There have been no significant changes in the corporation's critical accounting estimates in the quarter ended June 30, 2004. Please see the corporation's annual report on Form 10-K for the year ended December 31, 2003 for discussion of the most significant areas currently involving management judgments and estimates.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Discussion and Analysis of Cash Flows

Management assesses the corporation's liquidity in terms of its ability to generate cash to fund operating, investing and financing activities. Cash flow generation is another key

                       KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (continued)

performance indicator reviewed by management in evaluating business segment performance. Significant factors affecting the management of liquidity include earnings, cash flows generated from or used by operating activities, capital expenditures, investments in the business segments and their programs, acquisitions, dividends, adequacy of available bank lines of credit, and factors which might otherwise affect the corporation's business and operations generally, as described below under the heading "Forward-Looking Statements". Management believes that the corporation's annual cash flow from operations and available unused bank lines of credit under its revolving credit agreement will be sufficient to finance its working capital and other recurring capital requirements for the next twelve-month period. The corporation as a whole has operated at a loss for the first half of 2004 due to the performance of the Aerospace company which has been adversely affected by competitive conditions in the commercial aerospace market and certain operational issues discussed above. Aerospace management is working to address these issues through its sales efforts as well as ongoing evaluation of its current cost structure with the goal of improving operating profits and cash flow generation.

Operating activities used cash in the amount of $16.8 million in the first six months of 2004. Cash usage was attributable principally to increases in accounts receivable in the Aerospace and Industrial Distribution segments, inventories in the Aerospace and Music segments and a reduction in accounts payable. These items were offset by an increase in accrued contract losses due to the adjustment in the Harbour Pointe contract and changes in other current assets and liabilities.

Investing activities used cash in the amount of $5.0 million in the first half of 2004, principally due to capital expenditures for property, plant and equipment. Cash provided by financing activities for the first half of 2004 consisted largely of an increase in borrowings (most of which occurred during the first quarter), offset somewhat by the payment of dividends to shareholders.

Contractual Obligations

Overall, there has been no substantial change in the corporation's contractual obligations as of June 30, 2004, except that there were increased borrowings during the first six months (most of

                       KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (continued)

which occurred during the first quarter). Please see the corporation's annual report on Form 10-K for the year ended
December 31, 2003 for a discussion of its contractual obligations.

Off-Balance Sheet Arrangements

There has been no substantial change in the corporation's off-balance sheet arrangements as of June 30, 2004. Please see the corporation's annual report on Form 10-K for the year ended
December 31, 2003 for a discussion of such arrangements.

Other Sources/Uses of Capital

At June 30, 2004, the corporation had $19.9 million of its 6% convertible subordinated debentures outstanding. The debentures are convertible into shares of Class A common stock at any time on or before March 15, 2012 at a conversion price of $23.36 per share, generally at the option of the holder. Pursuant to a sinking fund requirement that began March 15, 1997, the corporation redeems approximately $1.7 million of the outstanding principal of the debentures each year.

In November 2000, the corporation's board of directors approved a replenishment of the corporation's stock repurchase program, providing for repurchase of an aggregate of 1.4 million Class A common shares for use in administration of the corporation's stock plans and for general corporate purposes. As of June 30, 2004, a total of 269,152 shares had been repurchased since inception of this replenishment program. For a discussion of share repurchase activity during the first half of 2004, please refer to Part II,
Item 2, of this report.

Financing Arrangements

Total average bank borrowings for the six-month period ended June
30, 2004 were $49.8 million compared to $42.6 million for same period last year.

The corporation maintains a revolving credit agreement (the "Revolving Credit Agreement") with several banks that provides a $150 million five-year commitment scheduled to expire in November 2005 with interest at current market rates. Facility fees are charged on the basis of the corporation's credit rating from Standard & Poor's, which is a BBB investment grade rating. Management believes that this is a favorable rating for a

                       KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (continued)

corporation of its size and the rating was reaffirmed by Standard & Poor's in April 2004. The rating is accompanied by the negative outlook" which was assigned to the corporation and several other aerospace companies in the wake of the events of September 11, 2001 and the subsequent weakness in aerospace markets. Under the terms of the current Revolving Credit Agreement, if this rating should decrease, the effect would be to increase interest rates charged and facility fees.

The most restrictive of the covenants contained in the Revolving Credit Agreement requires the corporation to have EBITDA, as defined, at least equal to 300% of net interest expense, on the basis of a rolling four quarters and a ratio of consolidated total indebtedness to total capitalization of not more than 55%.

In connection with the acquisition of RWG Frankenjura-Industrie Flugwerklager GmbH in 2002, the corporation established a 9.5 million Euro term loan and revolving credit facility (the "Euro Credit Agreement") with Wachovia Bank, National Association ("Wachovia"), one of its Revolving Credit Agreement lenders having offices in London. In general, the Euro Credit Agreement contains the same financial covenants as the Revolving Credit Agreement described previously and the term of the Euro Credit Agreement expires at the same time as the Revolving Credit Agreement.

Letters of credit are generally considered borrowings for purposes of the Revolving Credit Agreement. A total of $29.2 million in letters of credit were outstanding at June 30, 2004, a significant portion of which is related to the Australia SH-2G(A) program.
The letter of credit for the production portion of the Australia program has a balance of $20 million, which is expected to remain in place until final acceptance of the aircraft by the RAN.

FORWARD-LOOKING STATEMENTS
--------------------------

This report contains forward-looking information relating to the corporation's business and prospects, including aerostructures and helicopter subcontract programs and components, advanced technology products, the SH-2G and K-MAX helicopter programs, the industrial distribution and music businesses, operating cash flow, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations.
Those uncertainties include, but are not limited to: 1) the successful conclusion of competitions and thereafter contract

                       KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (continued)

negotiations with government authorities, including foreign governments; 2) political developments in countries where the corporation intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) economic and competitive conditions in markets served by the corporation, particularly industrial production and commercial aviation, and global economic conditions; 5) satisfactory completion of the Australian SH-2G(A)program, including successful completion and integration of the full ITAS software; 6) recovery of the corporation's investment in the MDHI contracts; 7) achievement of and actual costs for recertifying products and processes in connection with the expanded Jacksonville facility; 8) receipt and successful execution of production orders for the JPF program;
9) satisfactory resolution of the EODC Collimator matter;
10) achievement of enhanced business base in the Aerospace segment in order to better absorb overhead and general and administrative expenses; 11) satisfactory results of negotiations with NAVAIR concerning the corporation's leased facility in Bloomfield, Conn.;
12) profitable integration of acquired businesses into the corporation's operations; 13) changes in supplier sales or vendor incentive policies; 14) the effect of price increases or decreases; 15) pension plan assumptions and future contributions; and 16) currency exchange rates, taxes, changes in laws and regulations, interest rates, inflation rates, general business conditions and other factors. Any forward-looking information should be considered with these factors in mind.

                     KAMAN CORPORATION AND SUBSIDIARIES
                  PART I - FINANCIAL INFORMATION, Continued

Item 3.    Quantitative and Qualitative Disclosures About
           Market Risk

There has been no significant change in the corporation's exposure to market risk during the quarter ended June 30, 2004. Please see the corporation's annual report on Form 10-K for the year ended December 31, 2003 for discussion of the corporation's exposure to market risk.


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

The following table provides information about purchases by the corporation during the three months ended June 30, 2004 of equity securities that are registered by the corporation pursuant to
Section 12 of the Exchange Act:


                                  Total Number
                                    of Shares       Maximum
                                  Purchased as     Number of
           Total                    Part of       Shares That
           Number      Average      Publicly      May Yet Be
          of Shares   Price Paid    Announced   Purchased Under
 Period   Purchased    per Share      Plan         the Plan
-------   ---------   ----------  ------------  ---------------

04/01/04-
04/30/04       2        $15.15       269,152       1,130,848

05/01/04-
05/31/04       -             -       269,152       1,130,848

06/01/04-
06/30/04       -             -       269,152       1,130,848


                     KAMAN CORPORATION AND SUBSIDIARIES
                     PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

        (a) Exhibits to Form 10-Q:

             10(a)   Second Amendment to Kaman Corporation Amended
                       and Restated Deferred Compensation Plan

             10(b)   Third Amendment to Kaman Corporation Cash
                       Bonus Plan (Amended and Restated as of
                       January 1, 2002)

             11      Earnings (Loss) Per Share Computation

             31.1    Certification of Chief Executive Officer
                       Pursuant to Rule 13a-14 under the
                       Securities and Exchange Act of 1934

             31.2    Certification of Chief Financial Officer
                       Pursuant to Rule 13a-14 under the
                       Securities and Exchange Act of 1934

             32.1    Certification of Chief Executive Officer
                       Pursuant to 18 U.S.C. Section 1350,
                       as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

             32.2    Certification of Chief Financial Officer
                       Pursuant to 18 U.S.C. Section 1350,
                       as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b) Reports on Form 8-K:

            (1) A report on Form 8-K was filed on April 21, 2004 reporting the corporation's financial results for the quarter ended March 31, 2004 and describing actions taken at the shareholders' meeting on April 20, 2004.

            (2) A report on Form 8-K was filed on May 7, 2004 regarding approval received by the U.S. Air Force to begin production on the Kaman Dayron unit's
                 Joint Programmable Fuze.

            (3) A report on Form 8-K was filed on August 3, 2004 reporting the corporation's financial results for the quarter ended June 30, 2004.

                  KAMAN CORPORATION AND SUBSIDIARIES



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    KAMAN CORPORATION
                                    Registrant


Date:    August 3, 2004             By: /s/ Paul R. Kuhn
                                    -----------------------------
                                    Paul R. Kuhn
                                    Chairman, President and
                                    Chief Executive Officer
                                    (Duly Authorized Officer)


Date:    August 3, 2004             By: /s/ Robert M. Garneau
                                    -----------------------------
                                    Robert M. Garneau
                                    Executive Vice President and
                                    Chief Financial Officer

                   KAMAN CORPORATION AND SUBSIDIARIES

                           Index to Exhibits



Exhibit 10(a)  Second Amendment to Kaman Corporation     Attached
                 Amended and Restated Deferred
                 Compensation Plan


Exhibit 10(b)  Third Amendment to Kaman Corporation      Attached
                 Cash Bonus Plan (Amended and Restated
                 as of January 1, 2002)


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