Form 10-Q
period 2004-09-30
KAMAN CORP
filed 2004-11-08
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the -- Securities Exchange Act of 1934
For The Quarterly Period Ended September 30, 2004

OR

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ___ to ___

Commission File No. 0-1093

KAMAN CORPORATION

(Exact name of registrant as specified in its charter)

Connecticut	06-0613548
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1332 Blue Hills Avenue
Bloomfield, Connecticut 06002
(Address of principal executive offices)

(860) 243-7100
Registrant's telephone number, including area code

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes X     No __

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X           No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2004:

Class A Common	22,073,432
Class B Common	667,814

Page 1 of 28

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2004		December 31, 2003

Assets:
Current assets:
Cash and cash equivalents		$9,550		$7,130
Accounts receivable, net		207,173		193,243
Inventories:
Contracts and other
work in process	$54,959		$60,125
Finished goods	29,832		24,785
Merchandise for resale	96,900	181,691	94,042	178,952

Income taxes receivable		4,590		1,043
Deferred income taxes		26,704		26,026
Other current assets		14,526		12,457
Total current assets		444,234		418,851

Property, plant & equip., at cost	156,490		154,031
Less accumulated depreciation
and amortization	108,086		102,982

Net property, plant & equipment		48,404		51,049
Goodwill		38,717		38,638
Other intangible assets, net		14,629		14,709
Other assets, net		6,008		5,064

Total assets		$551,992		$528,311

See accompanying notes to condensed consolidated financial statements.

Page 2 of 28

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Condensed Consolidated Balance Sheets (continued)
(In thousands)

	September 30, 2004	December 31, 2003
Liabilities and Shareholders' Equity:

Current liabilities:

Notes payable including current
portion of long-term debt	$10,352	$7,673
Accounts payable - trade	56,790	59,600
Accrued contract losses	30,842	23,611
Accrued restructuring costs	4,463	6,109
Other accrued liabilities	33,770	26,123
Advances on contracts	18,476	19,693
Other current liabilities	15,700	17,746

Total current liabilities	170,393	160,555

Long-term debt, excl. current portion	65,224	36,624
Other long-term liabilities	30,982	27,949
Shareholders' equity	285,393	303,183

Total liabilities and shareholders’ equity	$551,992	$528,311

See accompanying notes to condensed consolidated financial statements.

Page 3 of 28

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Condensed Consolidated Statements of Operations
(In thousands except per share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003

Net sales	$246,017	$223,324	$738,866	$655,645

Costs and expenses:
Cost of sales	195,365	168,584	570,282	484,615
Selling, general and
administrative expense	63,922	53,415	181,396	156,799
Net (gain)/loss on sale of
product lines and other assets	20	(1,317)	(215)	(18,143)
Other operating
(income)/expense, net	(468)	(493)	(1,221)	(1,107)
Interest expense, net	891	739	2,635	2,258
Other (income)/expense, net	136	443	797	1,035
	259,866	221,371	753,674	625,457
Earnings (loss) before
income taxes	(13,849)	1,953	(14,808)	30,188
Income taxes (benefit)	(1,960)	765	(2,375)	11,750

Net earnings (loss)	$(11,889)	$1,188	$(12,433)	$18,438

Net earnings (loss) per share:
Basic	$(.52)	$.05	$(.55)	$.82
Diluted (1)	$(.52)	$.05	$(.55)	$.81

Weighted average shares outstanding:
Basic	22,717	22,584	22,684	22,543
Diluted (2)	22,717	23,585	22,684	23,516

Dividends declared per share	$.11	$.11	$.33	$.33

(1) The calculated diluted per share amounts for the three months ended September 30, 2004 and 2003 and the nine months ended September 30, 2004 are anti-dilutive, therefore, amounts shown are equal to the basic per share calculation.

(2) Additional potentially diluted average shares outstanding of 917 for the three months ended September 30, 2004 and 955 for the nine months ended September 30, 2004 have been excluded from the average diluted shares outstanding due to the loss from operations in that year.
See accompanying notes to condensed consolidated financial statements.

Page 4 of 28

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Condensed Consolidated Statements of Cash Flows
(In thousands)

	For the Nine Months
	Ended September 30,
	2004	2003

Cash flows from operating activities:
Net earnings (loss)	$(12,433)	$18,438
Depreciation and amortization	6,836	7,657
Provision for losses on accounts receivable	2,273	188
Net gain on sale of product lines and other assets	(215)	(18,143)
Non-cash sales adjustment for recoverable costs
- not billed	18,211	-
Deferred income taxes	(593)	1,818
Other, net	4,803	1,618
Changes in current assets and liabilities,
excluding effects of acquisitions/divestitures:
Accounts receivable	(34,391)	(18,008)
Inventory	(2,699)	(3,469)
Income taxes receivable	(3,547)	(858)
Accounts payable	(2,814)	2,309
Accrued contract losses	7,231	(3,828)
Accrued restructuring costs	(1,646)	(892)
Advances on contracts	(1,217)	(893)
Income taxes payable	5	3,040
Changes in other current assets and liabilities	3,471	6,056

Cash provided by (used in) operating activities	(16,725)	(4,967)

Cash flows from investing activities:
Proceeds from sale of product lines and other assets	348	28,309
Expenditures for property, plant & equipment	(5,015)	(6,682)
Acquisition of businesses, less cash acquired	(399)	(465)
Other, net	(472)	(1,016)

Cash provided by (used in) investing activities	(5,538)	20,146

See accompanying notes to condensed consolidated financial statements.

Page 5 of 28

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Condensed Consolidated Statements of Cash Flows (continued)
(In thousands)

	For the Nine Months
	Ended September 30,
	2004	2003

Cash flows from financing activities:

Changes to notes payable	2,660	293
Additions/(reductions) to long-term debt	28,600	(6,358)
Proceeds from exercise of employee stock plans	911	956
Purchases of treasury stock	(9)	(205)
Dividends paid	(7,479)	(7,431)

Cash provided by (used in) financing activities	24,683	(12,745)

Net increase (decrease) in cash and cash equivalents	2,420	2,434

Cash and cash equivalents at beginning of period	7,130	5,571

Cash and cash equivalents at end of period	$9,550	$8,005

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

Page 6 of 28

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, Continued (In thousands)

The statements should be read in conjunction with the consolidated financial statements and notes included in the corporation’s annual report on Form 10-K for the year ended December 31, 2003. The results of operations for the interim period presented are not necessarily indicative of trends or of results to be expected for the entire year.

Cash Flow Items

Cash payments for interest were $3,010 and $2,742 for the nine months ended September 30, 2004 and 2003, respectively. Cash payments for income taxes, net of refunds, for the comparable periods were $1,729 and $7,527, respectively.

Comprehensive Income/(Loss)

Comprehensive income (loss) was $(12,038) and $18,250 for the nine months ended September 30, 2004 and 2003, respectively. Comprehensive income (loss) was $(11,775) and $302 for the three months ended September 30, 2004 and 2003, respectively. The changes to net earnings (loss) used to determine comprehensive income (loss) are foreign currency translation adjustments.

Contracts

During the third quarter of 2004, the corporation recorded a non-cash sales and pre-tax earnings charge of $20,083 (includes an $18,211 negative sales adjustment for recoverable costs not-billed and a $1,872 addition to the corporation’s bad debt reserve for billed receivables) that eliminates the corporation’s investment in contracts with MD Helicopters, Inc. (MDHI) in the Aerospace segment. During the second quarter of 2004, the corporation recorded a $7,086 non-cash adjustment for the Boeing Harbour Pointe contract in the Aerospace segment. The adjustment consisted of an estimated accrued contract loss of $4,280 and a valuation adjustment of $2,806 associated with portions of the program inventory.

Contingencies

Since 2001, the corporation’s Electro-Optics Development Center (“EODC”) had been working under a $12.8 million fixed-price contract with the University of Arizona. EODC has experienced significant cost growth in its portion of the program which it believes is a result of changes in the scope of the project and in April 2004 submitted a claim in the amount of $6.3 million to the University to recover these additional costs. Having been unable to satisfactorily resolve this matter, the company filed suit against the University on September 17, 2004 and has stopped production on the program. A counterclaim has recently been filed by the University and the litigation process is ongoing.

Net Gain on Sale of Product Lines

On January 15, 2003, the corporation sold its electric motor and drive business to DRS Technologies, Inc. The 2003 nine months results include a pre-tax gain of $17,415 as a result of this transaction. The 2003 third quarter results include pre-tax gains of $1,114 due to post-closing adjustments associated with the sale of businesses in prior periods.

Page 7 of 28

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, Continued (In thousands)

Accounts Receivable
Accounts receivable consist of the following:

	September 30,	December 31,
	2004	2003
Trade receivables, net of allowance for doubtful accounts of
$3,741 in 2004, $3,340 in 2003	$94,363	$74,816
U.S. Government contracts:
Billed	13,485	9,355
Recoverable costs and accrued profit - not billed	7,237	10,014
Commercial and other government contracts:
Billed, net of allowance for doubtful accounts of
$2,180 in 2004	21,510	19,711
Recoverable costs and accrued profit - not billed	70,578	79,347

Total	$207,173	$193,243

Shareholders’ Equity
Changes in shareholders’ equity were as follows:

Balance, January 1, 2004	$303,183

Net earnings (loss)	(12,433)
Foreign currency translation adjustment	395
Comprehensive income (loss)	(12,038)

Dividends declared	(7,490)
Purchase of treasury stock	(9)
Employee stock plans	1,747

Balance, September 30, 2004	$285,393

Restructuring Costs
The following table displays the activity and balances of the pre-tax charges relating to the Moosup, CT plant closure as of and for the nine months ended September 30, 2004:

	Deductions
	Balance at			Balance at
	December 31,	Cash	Non-Cash	September 30,
	2003	Payments	Charges	2004
Restructuring costs
Employee termination
benefits	$1,109	$707	$-	$402
Facility closings	5,000	939	-	4,061
Total restructuring costs	$6,109	$1,646	$-	$4,463

Page 8 of 28

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, Continued (In thousands)

Pension Cost

Components of net pension cost are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2004	2003	2004	2003

Service cost for benefits earned	$2,558	$2,500	$7,674	$7,500
Interest cost on projected
benefit obligation	6,163	6,087	18,489	18,261
Expected return on plan assets	(7,169)	(7,861)	(21,507)	(23,584)
Net amortization and deferral	1	1	5	5
Net pension cost	$1,553	$727	$4,661	$2,182

The corporation does not expect to make a pension contribution for the 2004 plan year.

Income Taxes

For the nine months ended September 30, 2004, the MDHI non-cash sales and pre-tax earnings charge resulted in an overall tax benefit rate of 16.0% compared to an income tax rate of 38.9% for the same period in 2003. The 2004 benefit rate is lower than the 2003 income tax rate due to the impact of state income taxes and nondeductible expenses applied to the tax benefit calculation on the corporation’s projected 2004 pre-tax loss.

Business Segments

Summarized financial information by business segment is as follows:

	September 30,	December 31,
	2004	2003
Identifiable assets:
Aerospace	$284,856	$294,345
Industrial Distribution	162,454	150,115
Music	78,479	65,704
Corporate	26,203	18,147
	$551,992	$528,311

Page 9 of 28

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, Continued (In thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30
	2004	2003	2004	2003
Net sales:

Aerospace	$54,272	$62,785	$180,803	$187,421

Industrial Distribution	149,311	122,571	440,201	364,699

Music	42,434	37,968	117,862	103,525

	$246,017	$223,324	$738,866	$655,645

Operating profit/(loss):

Aerospace	$(15,110)	$1,738	$(15,510)	$15,463

Industrial Distribution	5,497	2,830	16,320	8,992

Music	3,490	2,772	6,834	6,010

Net gain/(loss) on sale of
product lines and other assets	(20)	1,317	215	18,143

Corporate expense	(6,679)	(5,522)	(19,235)	(15,127)

Operating profit/(loss)	(12,822)	3,135	(11,376)	33,481

Interest expense, net	(891)	(739)	(2,635)	(2,258)

Other income/(expense), net	(136)	(443)	(797)	(1,035)

Earnings/(loss) before income taxes	$(13,849)	$1,953	$(14,808)	$30,188

Page 10 of 28

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, Continued (In thousands except per share amounts)

Stock Option Accounting

The following table reflects pro forma net earnings (loss) and earnings (loss) per share had the corporation elected to record employee stock option expense based on the fair value methodology:

	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30
	2004		2003		2004		2003
Net earnings/(loss):

As reported	$(11,889)		$1,188		$(12,433)		$18,438
Less stock option expense,
net of tax effect	(409)		(191)		(751)		(577)

Pro forma net earnings/(loss)	$(12,298)		$997		$(13,184)		$17,861

Earnings/(loss) per share - basic:

As reported	(0.52)		0.05		(0.55)		0.82
Pro forma after option expense	(0.54)		0.04		(0.58)		0.79

Earnings/(loss) per share - diluted:

As reported	(0.52)	*	0.05	*	(0.55)	*	0.81
Pro forma after option expense	(0.54)	*	0.04	*	(0.58)	*	0.79

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The pro forma amounts assume that the corporation had been following the fair value approach since the beginning.

* The calculated diluted per share amounts for the three months ended September 30, 2004 and 2003 and the nine months ended September 30, 2004 are anti-dilutive, therefore, amounts shown are equal to the basic per share calculation.

Page 11 of 28

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Overview

Kaman Corporation is composed of three business segments: Aerospace, Industrial Distribution, and Music.

The Aerospace segment's programs are conducted through three principal businesses, consisting of Aircraft Structures and Components, Advanced Technology Products, and Helicopter Programs. The Aircraft Structures and Components business involves aerostructure and helicopter subcontract work as well as manufacture of components such as proprietary self-lubricating bearings and driveline couplings for aircraft applications. For the third quarter of 2004, this business constituted about 28 percent of Aerospace segment sales, compared to about 41 percent for the same period of 2003. Sales for the third quarter were reduced by an $18.2 million negative sales adjustment associated with a non-cash sales and pre-tax earnings charge recorded in connection with the MD Helicopters, Inc. ("MDHI") program, which is discussed in detail below. The Advanced Technology Products business manufactures products involving systems, devices and assemblies for a variety of military and commercial applications, including safe, arm and fuzing devices for several missile and bomb programs; precision non-contact measuring systems for industrial and scientific use; electro-optical target detection and designation systems; and high reliability memory systems for airborne, shipboard, and ground-based programs. For the third quarter of 2004, this business constituted approximately 25 percent of segment sales, about the same as the previous year period. Helicopter Programs include prime helicopter production along with spare parts and support for the SH-2G multi-mission maritime helicopter and the K-MAX medium-to-heavy external lift helicopter. For the third quarter of 2004, this business constituted about 47 percent of segment sales, compared to about 34 percent in the same period of 2003.

The Industrial Distribution segment is the nation's third largest industrial distributor of power transmission, motion control, material handling and electrical components, and a wide range of bearings. This segment offers more than 1.5 million items, as well as value-added services to a base of more than 50,000 customers spanning nearly every sector of U.S. industry from nearly 200 branches and regional distribution centers in the United States, Canada, and Mexico.

The Music segment is the largest independent distributor of musical instruments and accessories in the United States, and is involved in a combination of designing, manufacturing, marketing and distributing more than 15,000 products from several facilities located in the United States and Canada, to retailers of all sizes worldwide for musicians at all skill levels.

For the quarter and nine-month periods ended September 30, 2004, sales and operating profits increased significantly for the Industrial Distribution segment in a strengthening U.S. economic environment and the Music segment also had increased sales and operating profits for these periods compared to last year. The Kamatics bearing business, a portion of the Aerospace segment, had significantly higher results in the third quarter and nine months ended September 30, 2004, as business conditions in its markets continued to improve.

Page 12 of 28

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the corporation as a whole, results for the third quarter and nine-month periods of 2004 were adversely affected in a substantial manner by the Kaman Aerospace subsidiary, which operated at a loss for both periods. Specifically, Aerospace segment results reflect a loss attributable to the company's third quarter $20.1 million non-cash sales and pre-tax earnings charge eliminating its investment in contracts with MDHI, $2.0 million in severance costs associated with realignment of the segment's management team, approximately $1.6 million in increased accrued contract costs associated with the Australia SH-2G program, and cost and operational issues associated with the Jacksonville, Fla. facility.

For discussion of the activities of, and factors affecting, each of these business segments, please refer to the specific discussions below.

Tabular Presentation of Financial Results

The following table summarizes certain financial results of the corporation and its business segments for the third quarter and nine-month periods of 2004 compared to the same periods of 2003:

	Segment Information
	(In millions)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2004	2003	2004	2003
Net sales:
Aerospace	$54.3	$62.8	$180.8	$187.4
Industrial Distribution	149.3	122.6	440.2	364.7
Music	42.4	37.9	117.9	103.5
	246.0	223.3	738.9	655.6

Operating profit/(loss):
Aerospace	(15.1)	1.7	(15.5)	15.5
Industrial Distribution	5.5	2.8	16.3	9.0
Music	3.5	2.8	6.8	6.0
Net gain/(loss) on sale of
product lines and other assets	-	1.3	.2	18.1
Corporate expense	(6.7)	(5.5)	(19.2)	(15.1)
Operating profit/(loss)	(12.8)	3.1	(11.4)	33.5

Interest expense, net	(.9)	(.7)	(2.6)	(2.3)

Other income/(expense), net	(.1)	(.4)	(.8)	(1.0)

Earnings/(loss) before income taxes	(13.8)	2.0	(14.8)	30.2

Income taxes (benefit)	(1.9)	.8	(2.4)	11.8

Net earnings (loss)	$(11.9)	$1.2	$(12.4)	$18.4

“Corporate expense” increased for the three months ended September 30, 2004, compared to the prior year period, primarily due to a $1.2 million increase in pension expense and a $1.9 million increase in supplemental retirement plan expense, offset by a $0.6 million reduction in salary expense, a $0.7 reduction in consulting expense, and a $0.8 million decrease in stock appreciation rights expense. The increase for the nine months ended September 30, 2004, compared to the prior year period, is primarily due to a $3.5 million increase in pension expense and a $1.9 million increase in supplemental retirement plan expense, offset by a $1.0 reduction in consulting expense.

Page 13 of 28

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion and Analysis of Net Sales By Business Segment

Aerospace Segment

Aerospace segment net sales decreased 13.6% and 3.5% for the third quarter and nine months ended September 30, 2004, respectively, compared to the same periods of 2003. Sales for both periods of 2004 were adversely affected by the negative sales adjustment associated with the MDHI charge recorded in the third quarter. Detailed information follows.

Aircraft Structures and Components

Third quarter 2004 sales for Aircraft Structures and Components were $15.2 million, net of the $18.2 million negative sales adjustment for MDHI, compared to $25.7 million in the 2003 period. Sales for the nine months ended September 30, 2004 were $79.9 million, net of the $18.2 million negative sales adjustment, compared to $90.8 million in the same period of 2003. This business involves commercial and military aircraft programs, including proprietary aircraft bearings, the production of aircraft subassemblies and other parts for Boeing commercial airliners and the C-17 military transport, as well as helicopter subcontract work.

The segment's Kamatics operation manufactures proprietary self-lubricating bearings used in most commercial airliners operated by the major and regional airlines, and most military programs. For this operation, business conditions overall continued to improve with signs of mounting customer momentum across the markets served.

The market for subcontract detail parts manufacturing and assembly work at the expanded Jacksonville operation continues to be very competitive. The lower sales volume at Jacksonville, in particular, has resulted in overhead and general and administrative expenditures being absorbed at higher rates by active programs and generally lower profitability or losses for these programs. Improving performance metrics and reestablishing levels of customer satisfaction continue to be a focus at the Jacksonville facility. The company is also beginning to bring orders from new customers on line that should help with the overhead absorption issue.

The company also has a program with MDHI involving multi-year contracts for production of fuselages for the MDHI 500 and 600 series helicopters and composite rotor blades for the MD Explorer helicopter. Because of unresolved payment issues, the company had stopped work on the program in 2003. The company recorded a third-quarter 2004 non-cash sales and pre-tax earnings charge of $20.1 million, consisting of an $18.2 million negative sales adjustment for recoverable costs-not billed and a $1.9 million addition to the corporation's bad debt reserve for billed receivables that eliminates its investment in this program. As previously reported, it had been the corporation's expectation that MDHI would be successful in executing its strategy to improve current financial and operational circumstances. MDHI management has indicated that, although it continues to work on this strategy, it has not been able to resolve the situation thus far; therefore, the corporation determined that, given the current circumstances, a non-cash sales and pre-tax earnings charge in the amount of its investment in the contracts must be taken in accordance with accounting principles generally accepted in the United States. The charge is not expected to result in any future cash expenditures. The corporation intends to maintain a business relationship with MDHI should it be successful in improving its financial and operational situation.

Page 14 of 28

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Advanced Technology Products

Third quarter 2004 sales for Advanced Technology Products were $13.6 million compared to $15.8 million in the 2003 period. Sales for the nine months ended September 30, 2004 were $43.7 million compared to $39.0 million in the same period of 2003. This business manufactures products for military and commercial markets, including safe, arm and fuzing devices for a number of major missile and bomb programs as well as precision measuring systems, mass memory systems and electro-optic systems.

The company has a contract with the U.S. Air Force for production of the advanced FMU-152A/B joint programmable fuze ("JPF"). The JPF contract has a value of $13.6 million covering low rate initial production and production of lot No. 1 that extends through 2005. The contract includes options for eight additional years of production, which, if fully exercised, would bring the total potential value of the contract to $168.7 million. During the third quarter, the company continued working on materials flow and manpower ramp-up to meet production requirements.

Since 2001, the company's Electro-Optics Development Center ("EODC") had been teamed with the University of Arizona ("University") to build a 6.5-meter aperture collimator that will be used for testing large optical systems in a vacuum environment. EODC had been working under a $12.8 million fixed-price contract to design and fabricate the structural, electrical, mechanical and software control systems for the collimator. EODC has experienced significant cost growth in its portion of the program which it believes is a result of changes in the scope of the project, and in April 2004 submitted a claim in the amount of $6.3 million to the University to recover these additional costs. Having been unable to satisfactorily resolve this matter, the company filed suit against the University on September 17, 2004 to recover these costs and has stopped production on the program. A counterclaim has recently been filed by the University and the litigation process is ongoing.

Helicopter Programs

Third quarter 2004 sales for Helicopter Programs were $25.5 million compared to $21.3 million in the 2003 period. Sales for the nine months ended September 30, 2004 were $57.2 million compared to $57.6 million in the same period of 2003. Helicopter Programs include the SH-2G multi-mission maritime helicopter and the K-MAX medium-to-heavy external lift helicopter, along with spare parts and sales support. The SH-2G helicopter program generally consists of retrofit of the corporation's SH-2F helicopters to the SH-2G configuration or refurbishment of existing SH-2G helicopters. The SH-2, including its F and G configurations, was originally manufactured for the U.S. Navy. The SH-2G aircraft is currently in service with the Egyptian Air Force and the New Zealand and Polish navies.

Work continues on the SH-2G(A) program for Australia which involves eleven helicopters with support, including a support services facility, for the Royal Australian Navy ("RAN"). The total contract has a current anticipated value of about $737 million. The helicopter production portion of the program is valued at approximately $601 million, of which about 99% has been recorded as sales through September 30, 2004. As previously reported, this contract is now in a loss position due to increases in anticipated costs to complete the program. The in-service support center portion of the program has a current anticipated value of about $136 million of which about 29% has been recorded as sales through September 30, 2004.

Page 15 of 28

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Production of the eleven SH-2G(A) aircraft for the program is essentially complete. As previously reported, the aircraft lack the full Integrated Tactical Avionics System ("ITAS") software and progress is continuing on this element of the program. The company currently expects to deliver the first fully operational aircraft by mid-year 2005. Due to the complexity of the integration process and testing results that indicate additional work to be done, the corporation added $1.6 million to its estimated accrued contract loss during the third quarter to reflect the current estimate of costs to complete the program.

The corporation maintains a consignment of the U.S. Navy's inventory of SH-2 spare parts under a multi-year agreement that provides the corporation the ability to utilize certain inventory for support of its SH-2G programs.

During the quarter and nine-month periods ended September 30, 2004, the corporation continued to market K-MAX helicopter inventory that had been written down to an estimated fair market value in 2002. With the sale of one aircraft in July 2004, the corporation has now sold or leased all of its remaining available K-MAX helicopters. Additionally, during the third quarter two customers converted from leases to sales. As of September 30, 2004, the corporation had an inventory of approximately $30.8 million in K-MAX spare parts and leased aircraft.

Kaman Aerospace Subsidiary Reorganization

Work continues on the Kaman Aerospace subsidiary's reorganization which was undertaken earlier this year in order to address differences between its various businesses and their specific requirements. Three divisions are being created to replace portions of the existing structure: Kaman Aerostructures, having production facilities in Jacksonville and Wichita (the Wichita facility being the Plastic Fabricating Company operation), will be responsible for aerostructure subcontract programs; Kaman Fuzing, having production facilities in Middletown, Conn. and Orlando, Fla. (the Orlando facility being the Kaman Dayron operation), will be responsible for fuze operations; and Kaman Helicopters, having production facilities in Bloomfield, Conn., will be responsible for helicopter programs. By placing purchasing, operations, finance, contracts and human resources personnel within each division, management expects that each will be better able to effectively manage expenses for the services and/or functions they require, and achieve optimal customer service. It is expected that the reorganization will be completed by the end of 2004 and in the meantime, financial results will be reported in the manner described in this report. The Kamatics operation (including RWG Frankenjura-Industrie Flugwerklager GmbH, (“RWG”)) will remain a separate business within the Aerospace segment.

Industrial Distribution Segment

Industrial Distribution segment net sales increased about 22% in the third quarter of 2004 and about 21% for the first nine months of 2004, respectively, compared to the same periods of 2003. Sales included $7.4 million for the third quarter and $21.8 million for the first nine months of 2004 from the former Industrial Supplies, Inc. (“ISI”) which was acquired early in the fourth quarter of 2003.

Page 16 of 28

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results for the quarter and nine months ended September 30, 2004 reflect a strengthening U.S. industrial economy even with some of the leading indicators having softened in recent periods. Sales in the natural resource-oriented western U.S. economy contributed to the sales growth as the demand for basic resources has remained high and U.S. dollar exchange rates stimulated the export market. The east and central regions of the country also produced strong results, while it is anticipated that southern markets will contribute to results as hurricane damaged facilities are brought back on line.

This segment is the nation's third largest industrial distributor of power transmission, motion control, material handling and electrical components and a wide range of bearings. Products and value-added services are offered to a customer base of more than 50,000 companies representing a highly diversified cross section of North American industry.

Because the segment's customers include a broad spectrum of U.S. industry, segment performance is directly affected by national macroeconomic variables such as the percentage of plant capacity utilization within the U.S. industrial base, and the business tends to track the U.S. Industrial Production Index with a short lag. Success in the segment's markets requires a combination of competitive pricing and value-added services that save the customer money while helping it become more efficient and productive. Over the past several years, large companies have increasingly centralized their purchasing, focusing on suppliers that can service all of their plant locations across a wide geographic area. To meet these requirements, the segment has expanded its geographic presence through the selective opening of new branches and acquisitions in key markets of the upper midwest, the south, and Mexico. The segment's footprint of nearly 200 branches and regional distribution centers now covers 70 of the top 100 industrial markets in the United States. Management's goal is to grow the Industrial Distribution segment by expanding into additional areas that enhance its ability to compete for large regional and national customer accounts. In the third quarter of 2004, the company acquired Brivsa de Mexico, a small distributor located in Monterrey, thus expanding the company's ability to serve its national account customers with operations in this important Mexican industrial center.

Music Segment

Music segment net sales increased 11.8% and 13.8% for the third quarter and nine months ended September 30, 2004, respectively, compared to the same periods of 2003. For the third quarter, results reflect increased demand from dealers in preparation for the holiday season. Sales for the quarter were spread across the segment's customer base of large national and small local dealers. Overall, results reflect good economic conditions and the competitive positioning of the segment's brand name products.

The segment is the largest independent distributor of music instruments and accessories in the United States and is involved in a combination of designing, manufacturing, marketing and distributing more than 15,000 products from several facilities in the United States and Canada to retailers of all sizes worldwide for musicians of all skill levels. The segment's array of fretted instruments includes premier and proprietary products, such as the Ovation® and Hamer® guitars, and Takamine® guitars under an exclusive distribution agreement. The recently introduced Ovation LX series premium guitar is receiving high acceptance ratings from players and industry reviews have been outstanding.

Page 17 of 28

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The segment has also significantly extended its line of percussion products and accessories over the past few years, augmenting its CB, Toca® and Gibraltar® lines to include an exclusive distribution agreement with Gretsch® drums and acquiring Latin Percussion (a leading distributor of hand percussion instruments) and Genz Benz (an amplification equipment manufacturer). The segment continues to seek opportunities to add exclusive premier brand product lines that would build upon the segment's market position.

Discussion and Analysis of Operating Profits by Business Segment

As would be expected with any commercial business, operating profit is a key indicator utilized by management in its evaluation of the performance of its business segments. Despite substantial increases in operating profits for the Industrial Distribution segment in both the third quarter and the nine months ended September 30, 2004 (94.2% and 81.5% respectively) and significant increases in operating profits for the Music segment in the same time periods (25.9% and 13.7% respectively) compared to the prior year periods, the Aerospace segment operated at a loss for the third quarter and the nine-month period of 2004, which more than offset the increases in the corporation's other business segments.

Aerospace Segment

The Aerospace segment had a third quarter operating loss of $15.1 million compared to operating profits of $1.7 million a year ago. The loss is primarily attributable to the $20.1 million non-cash sales and pre-tax earnings charge for its MDHI contracts, discussed earlier in this report. The third quarter operating loss also includes $0.9 million in underutilized facility costs primarily associated with the absence of new helicopter orders at the Bloomfield facility. Results for 2003 include the effect of $0.9 million in relocation and re-certification costs related to the closure of the Moosup, Conn. plant and relocation to Jacksonville, Fla. Costs associated with ongoing maintenance of the Moosup facility were previously accrued as part of the charge taken in 2002.

For the first nine months of 2004, the segment had an operating loss of $15.5 million as a result of the MDHI charge, a $7.1 million adjustment in the second quarter for the Boeing Harbour Pointe contract, and underutilized facility costs of $2.5 million. Nine-month operating profits for the 2003 period were $15.5 million, including the effect of $2.1 million in ongoing relocation and re-certification costs related to the Moosup plant closure.

Kamatics was an important contributor to Aerospace segment operating results for the third quarter and nine-month periods of 2004, partially offsetting the segment's operating loss for both periods.

Due to lower sales volume at the Jacksonville facility, overhead and general and administrative expenditures are being absorbed at higher rates by active programs which is resulting in generally lower profitability or losses for these programs. The company is beginning to bring orders from new customers on line that should help with the overhead absorption issue. Management continues to believe that operating conditions at the Jacksonville facility will improve and that the move from Moosup to Jacksonville will ultimately provide a lower cost structure from which to compete.

Page 18 of 28

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Management is in discussions with the U.S. Naval Air Systems Command ("NAVAIR") regarding the potential purchase of a portion of the Bloomfield campus that the Aerospace subsidiary currently leases from NAVAIR and has operated for several decades for the principal purpose of performing U.S. government contracts. Pursuant to the federal government's policy of disposing of such government-owned, contractor-operated facilities and the terms of the current lease, the Aerospace company has confirmed to the General Services Administration ("GSA") that negotiations are underway for purchase of the facility, which will lead to determination of the price and other terms of sale. Management believes that the facility, which is currently utilized for flight and ground test operations and limited parts manufacturing, is important to its ongoing operations. As part of its decision-making process, the company is discussing with NAVAIR and GSA the method that would be used to calculate the purchase price of the facility, which could possibly include the company undertaking some level of the environmental remediation that may be legally required in the event of a sale of the property. In applying the guidance of Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies", the corporation's management has concluded that, while not probable, it is reasonably possible that the corporation may agree to undertake some level of environmental remediation, should the facility be sold to the corporation. Based on the discussions so far, however, it is not possible to determine the magnitude, if any, of such a potential undertaking. Therefore, no liability for environmental remediation at the facility has been recorded to date.

Finally, with respect to the $11.0 million charge taken in 2002 for the cost of phasing out the corporation's Moosup facility, $3.3 million represents severance costs at the Moosup and Bloomfield locations, which has been expected to involve the separation from service of approximately 400 employees. A total of about $2.9 million had been paid for 339 such separations as of September 30, 2004.

Industrial Distribution Segment

This segment's operating profits increased 94.2% and 81.5% for the quarter and nine-month periods ended September 30, 2004, respectively, compared to the same periods of 2003. For the most part, these results are due to a strengthening U.S. economy. The operating profits increase also reflects the impact of expense reduction, process improvement, and the company’s “lean-thinking” practices that were implemented during the difficult economic times of the past few years. In addition, vendor incentives in the form of rebates (i.e., vendors provide inventory purchase rebates to distributors at specified volume-purchasing levels) continue to be an important contributor to operating profits.

Music Segment

This segment's operating profits increased 25.9% and 13.7% for the quarter and nine months ended September 30, 2004, compared to the same periods of 2003. These results are attributable to increased sales and the competitive positioning of the segment's brand name products.

Page 19 of 28

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Earnings (Loss) and Certain Expense Items

For the quarter ended September 30, 2004, the corporation experienced a net loss of $11.9 million, or $0.52 loss per share diluted, compared to net earnings of $1.2 million, or $0.05 earnings per share diluted the previous year. For the nine-month period of 2004, the corporation experienced a net loss of $12.4 million, or $0.55 loss per share diluted compared to net earnings of $18.4 million, or $0.81 earnings per share diluted in the same period of 2003. The 2003 nine-month results include an after-tax gain of $10.6 million, or $0.48 per share, from the sale of the corporation's Electromagnetics Development Center. The corporation has continued to pay dividends at the rate of $0.11 per share in each of the first three quarters of 2004.

Selling, general and administrative expenses for the first nine months of 2004 increased $24.6 million over the same period last year. This change is attributable to increases in Aerospace segment general and administrative expenses (30.9% of the overall increase, including the effects of the MDHI charge, severance and workers compensation costs, and bid and proposal and independent research and development costs); increases in selling, general and administrative expenses in the Industrial Distribution segment (excluding ISI) (which constituted 25.9% of the increase and is due primarily to increased sales volume); the ISI acquisition in the Industrial Distribution segment (17.6% of the increase); increases in corporate expenses (16.7% of the increase, principally attributable to pension expense and supplemental retirement plan expense, offset by a reduction in consulting expense); and increased selling, general and administrative expenses in the Music segment (8.9% of the increase, due to increased sales).

For the nine months ended September 30, 2004, interest expense increased 15.1% due to higher average borrowings.

For the nine months ended September 30, 2004, the MDHI non-cash sales and pre-tax earnings charge resulted in an overall tax benefit rate of 16.0% compared to an income tax rate of 38.9% for the same period in 2003. The 2004 benefit rate is lower than the 2003 income tax rate due to the impact of state income taxes and nondeductible expenses applied to the tax benefit calculation on the corporation’s projected 2004 pre-tax loss.

For a discussion of Financial Accounting Standards Board Statements applicable to the corporation, please refer to the corporation's annual report on Form 10-K for the year ended December 31, 2003.

Critical Accounting Estimates

There have been no significant changes in the corporation's critical accounting estimates in the quarter ended September 30, 2004. Please see the corporation's annual report on Form 10-K for the year ended December 31, 2003 for discussion of the most significant areas currently involving management judgments and estimates.

Page 20 of 28

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Discussion and Analysis of Cash Flows

Management assesses the corporation's liquidity in terms of its ability to generate cash to fund operating, investing and financing activities. Cash flow generation is another key performance indicator reviewed by management in evaluating business segment performance. Significant factors affecting the management of liquidity include earnings, cash flows generated from or used by operating activities, capital expenditures, investments in the business segments and their programs, acquisitions, dividends, adequacy of available bank lines of credit, and factors which might otherwise affect the corporation's business and operations generally, as described below under the heading "Forward-Looking Statements". During 2004, the corporation has relied to a significant extent upon borrowings under its revolving credit agreement in order to satisfy working capital requirements because cash flows from operations have been insufficient for this purpose. While it is anticipated that cash flows from operations will improve in 2005, management also expects that bank borrowings will continue to provide an important source of support for the corporation's activities. The corporation's current revolving credit agreement will expire in November 2005 and management expects that it will be replaced with an equally appropriate facility in order to support the corporation's future cash requirements.

The corporation as a whole has operated at a loss for the first nine months of 2004 due to the performance of the Aerospace company which has been adversely affected by competitive conditions in the commercial aerospace market and certain operational issues discussed above. Aerospace management is working to address these issues through its sales efforts, ongoing evaluation of its current cost structure, and personnel reductions and/or furloughs, with the goal of improving operating profits and cash flow generation.

Operating activities used cash in the amount of $16.7 million in the first nine months of 2004. The vast majority of actual cash usage for the period was attributable to an increase in accounts receivable in the Industrial Distribution and Aerospace segments; in the Industrial Distribution segment, the increase is attributable to increased sales; and in the Aerospace segment, the increase is attributable to the Kamatics operation, the Australia SH-2G program, and EODC's Lotis collimator program, offset to some extent by decreases associated with Boeing programs and the fuzing business.

Investing activities used cash in the amount of $5.5 million in the first nine months of 2004, principally due to capital expenditures for property, plant and equipment. Cash provided by financing activities for the nine months ended September 30, 2004 consisted largely of an increase in borrowings (most of which occurred during the first quarter), offset somewhat by the payment of dividends to shareholders.

Contractual Obligations

Overall, there has been no substantial change in the corporation's contractual obligations as of September 30, 2004, except that there were increased borrowings during the first nine months (most of which occurred during the first quarter). Please see the corporation's annual report on Form 10-K for the year ended December 31, 2003 for a discussion of its contractual obligations.

Page 21 of 28

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Off-Balance Sheet Arrangements

There has been no substantial change in the corporation's off-balance sheet arrangements as of September 30, 2004. Please see the corporation's annual report on Form 10-K for the year ended December 31, 2003 for a discussion of such arrangements.

Other Sources/Uses of Capital

At September 30, 2004, the corporation had $19.9 million of its 6% convertible subordinated debentures outstanding. The debentures are convertible into shares of Class A common stock at any time on or before March 15, 2012 at a conversion price of $23.36 per share, generally at the option of the holder. Pursuant to a sinking fund requirement that began March 15, 1997, the corporation redeems approximately $1.7 million of the outstanding principal of the debentures each year.

In November 2000, the corporation's board of directors approved a replenishment of the corporation's stock repurchase program, providing for repurchase of an aggregate of 1.4 million Class A common shares for use in administration of the corporation's stock plans and for general corporate purposes. As of September 30, 2004, a total of 269,607 shares had been repurchased since inception of this replenishment program. For a discussion of share repurchase activity during the three months ended September 30, 2004, please refer to Part II, Item 2, of this report.

With respect to its tax-qualified defined benefit pension plan, the corporation expects to expense approximately $11.4 million and make a contribution of $9.7 million attributable to calendar year 2005, based upon its current estimate of the asset value of the pension trust fund as of December 31, 2004; the actual asset value at that date will determine the actual expense and contribution amounts. For 2004, the corporation expects to expense $6.2 million, however, no contribution is required.

Financing Arrangements

Total average bank borrowings for the nine-month period ended September 30, 2004 were $51.4 million compared to $43.7 million for the same period last year.

The corporation maintains a revolving credit agreement, as amended (the "Revolving Credit Agreement") with several banks that provides a $150 million five-year commitment scheduled to expire in November 2005. Interest is charged at current market rates. Effective September 30, 2004, the Revolving Credit Agreement was amended to permit the corporation to exclude the MDHI non-cash sales and pre-tax earnings charge from the calculations that are made to determine compliance with the agreement's financial covenants. As a result of the amendment, the corporation remains in compliance with those financial covenants.

Page 22 of 28

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The amendment also incorporates a new financial covenant which provides that if the corporation's EBITDA to net interest expense ratio is less than 6 to 1, the ratio of i) accounts receivable and inventory for certain Kaman subsidiaries to ii) the corporation's consolidated total indebtedness cannot be less than 1.6 to 1. The already existing financial covenants include a requirement that the corporation have i) EBITDA, at least equal to 300% of net interest expense, on the basis of a rolling four quarters and ii) a ratio of consolidated total indebtedness to total capitalization of not more than 55%. Please refer to the Revolving Credit Agreement and the amendment for specific definitions of the terms used in this paragraph. The Revolving Credit Agreement, as amended, has been filed with the Securities and Exchange Commission as exhibit 4 to Form 10-Q filed on November 14, 2000, Document No. 0000054381-00-500006, as amended by Document No. 0000054381-02-000022 filed on August 14, 2002, and amended by Document No. 0000054381-03-000124 filed on November 5, 2003, as amended by Document No. 0000054381-04-000070 (the amendment described above) filed on October 21, 2004.

Facility fees under the Revolving Credit Agreement are charged on the basis of the corporation's credit rating from Standard & Poor’s, which is a BBB investment grade rating. Management believes that this is a favorable rating for a corporation of its size and the rating was reaffirmed by Standard & Poor’s in April 2004. The rating continues to be accompanied by a "negative outlook" which was assigned to the corporation and several other aerospace companies in the wake of the events of September 11, 2001 and the subsequent weakness in aerospace markets. Under the terms of the current Revolving Credit Agreement, if this rating should decrease, the effect would be to increase facility fees as well as the interest rates charged.

The corporation also maintains a 9.5 million Euro term loan and revolving credit facility (the "Euro Credit Agreement") with Wachovia Bank National Association, one of its Revolving Credit Agreement lenders. In general, the Euro Credit Agreement contains the same financial covenants as the Revolving Credit Agreement described previously and the term of the Euro Credit Agreement expires at the same time as the Revolving Credit Agreement. The Euro Credit Agreement was also amended effective September 30, 2004 to incorporate the terms of the amendment to the Revolving Credit Agreement described above.

Letters of credit are generally considered borrowings for purposes of the Revolving Credit Agreement. A total of $29.2 million in letters of credit were outstanding at September 30, 2004, a significant portion of which is related to the Australia SH-2G(A) program. The letter of credit for the production portion of the Australia program has a balance of $20 million, the majority of which is expected to remain in place until this portion of the program is completed.

Page 23 of 28

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Forward-Looking Statements

This report contains forward-looking information relating to the corporation's business and prospects, including aerostructures and helicopter subcontract programs and components, advanced technology products, the SH-2G and K-MAX helicopter programs, the industrial distribution and music businesses, operating cash flow, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of competitions and thereafter contract negotiations with government authorities, including foreign governments; 2) political conditions in countries where the corporation intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) economic and competitive conditions in markets served by the corporation, particularly industrial production and commercial aviation, and global economic conditions; 5) satisfactory completion of the Australian SH-2G(A)program, including successful completion and integration of the full ITAS software; 6) achievement of and actual costs for recertifying products and processes in connection with the expanded Jacksonville facility; 7) receipt and successful execution of production orders for the JPF program, as well as the exercise of all contract options as such exercise has been assumed in connection with goodwill impairment evaluations; 8) satisfactory resolution of the EODC/University of Arizona litigation; 9) achievement of enhanced business base in the Aerospace segment in order to better absorb overhead and general and administrative expenses; 10) satisfactory results of negotiations with NAVAIR concerning the corporation's leased facility in Bloomfield, Conn.; 11) satisfactory replacement of the Revolving Credit Agreement upon its expiration; 12) profitable integration of acquired businesses into the corporation's operations; 13) changes in supplier sales or vendor incentive policies; 14) the effect of price increases or decreases; 15) pension plan assumptions and future contributions; and 16) currency exchange rates, taxes, changes in laws and regulations, interest rates, inflation rates, general business conditions and other factors. Any forward-looking information should be considered with these factors in mind.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the corporation's exposure to market risk during the quarter ended September 30, 2004. Please see the corporation's annual report on Form 10-K for the year ended December 31, 2003 for discussion of the corporation's exposure to market risk.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The corporation's management, with the participation of the corporation's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the corporation's disclosure controls and procedures (as such term is defined in Rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the corporation's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the corporation's disclosure controls and procedures were effective.

Page 24 of 28

Kaman Corporation and Subsidiaries
Part I - Financial Information

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

Sarbanes-Oxley Section 404 Compliance

Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404") will require the corporation to include a management report on internal control in its annual report on Form 10-K, beginning with the year ended December 31, 2004. That report will include a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, the framework that it has used to conduct its evaluation of the effectiveness of such internal control, its assessment of the effectiveness of the corporation's internal control over financial reporting as of December 31, 2004, a statement as to whether or not this internal control is effective, and an indication that the corporation's auditors have issued an attestation report on management's assessment of internal control over financial reporting.

Management acknowledges its responsibility for establishing and maintaining internal controls over financial reporting. In order to meet the requirements of Section 404, the corporation has been conducting a process to document and evaluate its internal controls over financial reporting, utilizing both internal resources and outside consultants. This process has included assessment and documentation of the adequacy of internal control over financial reporting, taking steps to improve control processes where required, validating through testing that controls are functioning as documented and establishing procedures for the ongoing monitoring of the system of internal control over financial reporting. The corporation believes that its process for documenting, evaluating, and monitoring its internal control system is consistent with the objectives of Section 404.

Given the risks inherent in the design and operation of internal control over financial reporting, however, the corporation can provide no assurance as to its, or its independent auditors', conclusions at December 31, 2004 with respect to the effectiveness of its internal control over financial reporting.

Page 25 of 28

Kaman Corporation and Subsidiaries
Part II - Other Information

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e) Purchases of Equity Securities

In November 2000, the corporation's board of directors approved a replenishment of the corporation's stock repurchase program providing for repurchase of an aggregate of 1.4 million Class A common shares for use in administration of the corporation's stock plans and for general corporate purposes.

The following table provides information about purchases of Class A common shares by the corporation during the three months ended September 30, 2004:

			Total Number
			of Shares	Maximum
			Purchased as	Number of
	Total		Part of	Shares That
	Number	Average	Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Plan	the Plan

07/01/04-
07/31/04	-	-	269,152	1,130,848

08/01/04-
08/31/04	455	$ 11.00	269,607	1,130,393

09/01/04-
09/30/04	-	-	269,607	1,130,393

Item 6. Exhibits

11	Earnings (Loss) Per Share Computation
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Page 26 of 28

Kaman Corporation and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAMAN CORPORATION
Registrant

Date: November 8, 2004	By: /s/ Paul R. Kuhn
Paul R. Kuhn
Chairman, President and
Chief Executive Officer
(Duly Authorized Officer)

Date: November 8, 2004	By: /s/ Robert M. Garneau
Robert M. Garneau
Executive Vice President and
Chief Financial Officer

Page 27 of 28

Kaman Corporation and Subsidiaries

Index to Exhibits

Exhibit 11	Earnings (Loss) Per Share Computation	Attached

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934	Attached

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934	Attached

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Attached

Page 28 of 28