Form 10-K
period 2004-12-31
KAMAN CORP
filed 2005-03-16
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission File No. 0-1093

KAMAN CORPORATION
(Exact name of registrant as specified in its charter)

Connecticut	06-0613548
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1332 Blue Hills Avenue
Bloomfield, Connecticut 06002
(Address of principal executive offices)

(860) 243-7100
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

- Class A Common Stock, Par Value $1.00
- 6% Convertible Subordinated Debentures Due 2012

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☒ No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

$291,018,917 as of June 30, 2004.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date (January 15, 2005).

Class A Common	22,106,361
Class B Common	667,814

Documents Incorporated Herein By Reference

Portions of the Corporation's 2004 Annual Report to Shareholders are incorporated herein by reference and filed as Exhibit 13 to this report.

Kaman Corporation
Index to Form 10-K
Year Ended December 31, 2004

PART I

ITEM 1.   BUSINESS

INTRODUCTION

    Kaman Corporation, incorporated in 1945, reports information for itself and its subsidiaries (collectively, the "corporation") in the following business segments: Aerospace, Industrial Distribution, and Music.

During 2004, the Aerospace segment's programs were conducted through three principal businesses, consisting of Aircraft Structures and Components, Advanced Technology Products, and Helicopter Programs. The Aircraft Structures and Components business involves commercial and military aircraft programs, including proprietary aircraft bearings, the production of aircraft subassemblies and other parts for commercial airliners as well as the C-17 military transport, and helicopter subcontract work. This business constituted about 46 percent of Aerospace segment sales for the year ended December 31, 2004. The Advanced Technology Products business manufactures products for military and commercial markets, including safe, arm and fuzing devices for a number of major missile and bomb programs; and precision measuring systems, mass memory systems and electro-optic systems. This business constituted approximately 25 percent of segment sales for the year ended December 31, 2004. Helicopter Programs include the SH-2G Super Seasprite multi-mission maritime helicopter and the K-MAX medium-to-heavy external lift helicopter along with spare parts and support. This business constituted about 29 percent of segment sales for the year ended December 31, 2004.

The Industrial Distribution segment is the third largest North American industrial distributor servicing the bearings, electrical/mechanical power transmission, fluid power, motion control and materials handling markets. This segment offers more than 1.5 million items, as well as value-added services to a base of more than 50,000 customers spanning nearly every sector of industry from its geographically broad-based footprint of nearly 200 locations in the United States, Canada, and Mexico.

The Music segment is the largest independent distributor of musical instruments and accessories in the United States, offering more than 15,000 products from several facilities in the United States and Canada to retailers of all sizes worldwide for professional and amateur musicians.

AEROSPACE SEGMENT

This segment had an operating loss of $14.3 million for the year ended December 31, 2004. The loss involved a variety of factors, including principally, lack of new helicopter orders, a negative $18.2 million sales adjustment associated with the MD Helicopters, Inc. ("MDHI") program, lack of sufficient work at the Jacksonville facility, adjustments involving various aspects of the segment's operations, and the delay experienced in achieving final qualification for the JPF fuze program. These items are discussed below.

    The corporation undertook a realignment of segment operations in 2004, creating three new operating divisions from existing Aerospace subsidiary operations. The purpose of the realignment was to address differences among the segment's various businesses and the changing markets they serve with the expectation that each division will be in a position to effectively control expenses for the services and functions that they require and achieve optimal customer service. The three new operating divisions are: Aerostructures, responsible for the Aerospace subsidiary's Jacksonville facility and the PlasticFab operation in Wichita; Fuzing, responsible for the Aerospace subsidiary's Middletown, Conn. facility and Orlando (Dayron) operations; and Helicopters, responsible for the Aerospace subsidiary's Bloomfield, Conn. operation. These divisions, together with Kamatics, a separate subsidiary in the Aerospace segment (including RWG Frankenjura-Industrie Flugwerklager GmbH, the corporation's German aircraft bearing manufacturer) constitute the four principal operating elements of the Aerospace segment. For the year 2004, results for the segment have been reported in the traditional format. Beginning with results for the first quarter of 2005, the corporation will separately report sales and discuss business developments for each of the Aerospace subsidiary's divisions and Kamatics.

Aircraft Structures and Components

Aircraft Structures and Components business involves commercial and military aircraft programs, including proprietary aircraft bearings produced and sold by Kamatics, the production of aircraft subassemblies and other parts for commercial airliners as well as the C-17 military transport, and helicopter subcontract work. Operations are generally conducted at the Jacksonville and Wichita facilities, and at Kamatics located in Bloomfield.

The move from Moosup, Conn. to the expanded Jacksonville aircraft subassemblies and parts facility was completed in 2003. Since then, the Jacksonville operation has been addressing the complexities of training new workers and requalifying manufacturing processes at the facility. This, together with an insufficient volume of sales, has resulted in an inability to achieve profitability at this location. This has resulted in overhead and general and administrative expenditures being absorbed at higher rates by active programs and generally lower profitability or losses for these programs. Improving performance metrics and reestablishing levels of customer satisfaction continue to be a focus at the Jacksonville facility and management believes that progress was made during 2004 as the operation completed much of the requalification task and began to win new business. The principal example is that in 2004, Sikorsky Aircraft Corporation awarded the corporation a multi-year contract with an initial two-year value of $27.7 million under which the corporation will manufacture the pilot cockpit for four models of the Sikorsky BLACK HAWK helicopter. The initial work covers approximately 84 units and includes installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines, and the composite structure that holds the windscreen. The contract includes follow-on options that, if fully exercised, would include the fabrication of approximately 349 units, and bring the total potential value of the contract to approximately $100.0 million over five years.

Regarding potential future work, in January 2005, the U.S. government selected an international team that includes Lockheed Martin, Bell Helicopter, and AgustaWestland to provide the next "Marine One" presidential helicopter. As a member of the winning team, the corporation anticipates that it will have the opportunity to share in the work being sourced into the United States.

Management continues to believe that operating conditions at the Jacksonville facility will improve and that the move from Moosup to Jacksonville will ultimately provide a lower cost structure from which to compete.

During 2004, the corporation recorded non-cash adjustments in two programs conducted in the Aircraft Structures and Components operation. The first relates to the corporation's multi-year contracts with MDHI for production of fuselages for the MDHI 500 and 600 series helicopters and composite rotor blades for the MD Explorer helicopter. The corporation stopped work on the program in 2003 due to payment issues with this customer. It had been the corporation's expectation that MDHI would be successful in executing its strategy to improve its then current financial and operational circumstances, however, in the third quarter of 2004 MDHI management indicated that it had not thus far been able to resolve the situation. As a result, the corporation recorded a sales and non-cash pre-tax earnings charge of $20.1 million, consisting of an $18.2 million negative sales adjustment and a $1.9 million addition to the corporation's bad debt reserve, eliminating its investment in the program. The charge is not expected to result in any future cash expenditures. The corporation intends to maintain a business relationship with MDHI should it be successful in improving its financial and operational situation.

The second program is the corporation's contract with Boeing called "Harbour Pointe" covering parts and subassemblies for various Boeing aircraft. This contract has generated a lower than expected order flow and an unprofitable mix of work. In the second quarter of 2004, the corporation determined that future demand for these parts, many of which are associated with programs that Boeing is either cutting back or eliminating, would be lower than previously anticipated. As a result, the corporation recorded a $7.1 million non-cash adjustment, consisting of an estimated accrued contract loss of $4.3 million and a valuation adjustment of $2.8 million associated with portions of the program inventory.

Kamatics manufactures proprietary self-lubricating bearings used in aircraft flight controls, turbine engines and landing gear and produces driveline couplings for helicopters. Market conditions improved during 2004 and the company experienced increased order activity from Boeing, Airbus and other customers in both the commercial and military sectors. While the market for specialized high-performance products is becoming increasingly competitive, Kamatics parts are currently in use in almost every jet-powered aircraft built in North and South America and Europe.

Advanced Technology Products

This business involves manufacture of products for military and commercial markets, including safe, arm and fuzing devices for a number of major missile and bomb programs, and precision measuring systems, mass memory systems and electro-optic systems. Principal operations are conducted at the Middletown, Conn. and Orlando facilities. In conjunction with the realignment of the Aerospace segment during the year, management worked to identify and correct certain internal operational issues that have adversely affected the Orlando facility, which consists of the Dayron operation that was acquired by the corporation in 2002.

      A $3.5 million charge was recorded in the fourth quarter of 2004 to provide for two product warranty-related issues. The first involves a supplier's recall of a switch embedded in certain of Dayron's bomb fuzes. The other involves bomb fuzes manufactured according to procedures in place at the time that Dayron was acquired that have been found to contain an incorrect part. Management is currently working with its customers and other parties to resolve these issues appropriately.

Dayron has a contract with the U.S. Air Force for production of the advanced FMU-152A/B joint programmable fuze ("JPF"). This contract, which was the principal motivation for the acquisition of Dayron, achieved final qualification in the second quarter of 2004, about a year later than originally anticipated. The JPF contract has a value of $13.6 million covering low rate initial production and production of Lot 1 that extends through 2005 and includes options for eight additional years of production, which, if fully exercised, would bring the total potential value of the contract to $168.7 million. In the past few months, the Air Force has released production for Lot 2 (including some additional production) for $11.4 million. These releases under the contract, plus development and engineering activity along with special tool and test equipment, bring the total to approximately $36.4 million to date. Work has continued on materials flow and manpower ramp-up to meet production requirements. Now that final qualification has been achieved, the fuze is ready to market to allied militaries. Management expects program profitability to improve as deliveries to the U.S. military ramp up and be further enhanced once orders are received from allied militaries.

Since 2001, the Electro-Optics Development Center ("EODC") portion of this business (located in Tucson, Ariz.) had been teamed with the University of Arizona ("University") to build a 6.5-meter aperture collimator that will be used for testing large optical systems in a vacuum environment. EODC had been working under a $12.8 million fixed-price contract to design and fabricate the structural, electrical, mechanical and software control systems for the collimator. EODC has experienced significant cost growth in its portion of the program which it believes is a result of changes in the scope of the project, and in April 2004 submitted a claim in the amount of $6.3 million to the University to recover these additional costs. Having been unable to satisfactorily resolve this matter, the company filed suit against the University on September 17, 2004 to recover these costs and stopped production on the program. The University has since filed a counterclaim and the litigation process is ongoing. Although additional efforts were made to resolve the matter out of court, it became clear during the fourth quarter that EODC is not likely to complete the project and therefore, a $3.5 million sales and pre-tax earnings adjustment was recorded in the fourth quarter to reflect the contract's curtailed status.

Helicopter Programs

The segment's helicopter products include the SH-2G Super Seasprite multi-mission maritime helicopter and the K-MAX medium-to-heavy external lift helicopter along with spare parts and support. Operations are conducted at the Bloomfield facility. The vast majority of 2004 activity was attributable to the SH-2G helicopter.

SH-2G programs have generally consisted of retrofit of the corporation's SH-2F helicopters to the SH-2G configuration or refurbishment of existing SH-2G helicopters. The SH-2, including its F and G configurations, was originally manufactured for the U.S. Navy. The SH-2G aircraft is currently in service with the Egyptian Air Force and the New Zealand and Polish navies.

Work continues on the SH-2G(A) program for Australia which involves eleven helicopters with support, including a support services facility, for the Royal Australian Navy ("RAN"). The total contract has a current anticipated value of about $738 million. The helicopter production portion of the program is valued at approximately $605 million, essentially all of which has been recorded as sales through December 31, 2004. This contract has been in a loss position since 2002, due to increases in anticipated costs to complete the program. The in-service support center portion of the program has a current anticipated value of about $133 million of which about 31 percent has been recorded as sales through December 31, 2004.

Production of the eleven SH-2G(A) aircraft for the program is essentially complete. The aircraft lack the full Integrated Tactical Avionics System ("ITAS") software and progress is continuing on this element of the program. The Australian government provisionally accepted three additional helicopters during the fourth quarter of 2004, bringing the number of aircraft now provisionally accepted to eight. The corporation currently expects to deliver the first fully operational aircraft by mid-year 2005, to be followed by the final acceptance process for all eleven aircraft. Due to the complexity of the integration process and test results that indicate additional work to be done, the corporation added $5.5 million to its accrued contract loss during the year, $3.8 million of which was added in the fourth quarter, to reflect the current estimate of costs to complete the program.

The corporation maintains a consignment of the U.S. Navy's inventory of SH-2 spare parts under a multi-year agreement that provides the corporation the ability to utilize certain inventory for support of its SH-2G programs.

Although no retrofit orders have been awarded since 1997, the corporation continues to market the SH-2G helicopter on an international basis, recognizing that this market is highly competitive and heavily influenced by economic and political conditions.

The corporation continues to support K-MAX helicopters that are operating with customers, which number less than thirty. At December 31, 2004, K-MAX inventories included approximately $20.1 million in K-MAX spare parts and $9.8 million in aircraft owned by the corporation. As previously reported, the corporation wrote down the value of existing aircraft, excess spare parts, and equipment inventories in 2002, following a market evaluation of the K-MAX helicopter program, which had experienced several years of market difficulties.

Management is currently in discussions with the U.S. Naval Air Systems Command ("NAVAIR") regarding the potential purchase of a portion of the Bloomfield campus that the Aerospace subsidiary currently leases from NAVAIR and has operated for several decades for the principal purpose of performing U.S. government contracts. Management believes that ownership of the facility, which is currently utilized for flight and ground test operations and limited parts manufacturing, can be helpful to its ongoing operations. As part of its decision-making process, the company is discussing with NAVAIR and the General Services Administration the method that would be used to calculate the purchase price of the facility, which could possibly include the company undertaking some level of the environmental remediation that may be legally required in the event of a sale of the property. In applying the guidance of Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies", the corporation's management has concluded that, while not probable, it is reasonably possible that the corporation may agree to undertake some level of environmental remediation, should the facility be sold to the corporation. Based on the discussions so far, however, it is not possible to determine the magnitude, if any, of such a potential undertaking. Therefore, no liability for environmental remediation at the facility has been recorded to date.

    The corporation is also working with government and environmental authorities to prepare the closed Moosup facility for eventual sale.

INDUSTRIAL DISTRIBUTION SEGMENT

This segment experienced significant increases in sales and operating profits for the year ended December 31, 2004. These results reflect the combined effects of an improved industrial economy, a full year of benefit from the acquisition of Industrial Supplies, Inc., and market share gains as well as the impact of cost control, process improvement, and the company’s “lean-thinking” practices that were implemented during the difficult economic times of the past few years. Vendor incentives in the form of rebates (i.e., vendors provide inventory purchase rebates to distributors at specified volume-purchasing levels), while still important, represented a smaller percentage of operating profits than it has in recent years because of the increase in sales.

This segment is the third largest North American industrial distributor servicing the bearings, electrical/mechanical power transmission, fluid power, motion control and materials handling markets. Products and value-added services are offered to a customer base of more than 50,000 companies representing a highly diversified cross section of North American industry. Because of its diversified customer base, segment performance tends to track the U.S. Industrial Production Index and is affected to a large extent by the overall business climate for its customer industries, including plant capacity utilization levels and the effect of pricing spikes and/or interruptions for basic commodities such as steel and oil. A weaker U.S. dollar is currently stimulating customers' export sales and the demand from China for raw materials continues to benefit the segment's locations that participate in mining, steel and cement production markets.

Success in the segment's markets requires a combination of competitive pricing (with pricing pressures more pronounced with respect to larger customers) and value-added services that save customers money while helping them become more efficient and productive. Management believes that this segment has the appropriate platforms, including technology, systems management and customer and supplier relationships to compete effectively in the evolving and highly fragmented industrial distribution industry. The segment's size and scale of operations allow it to attract highly skilled personnel and realize internal operating efficiencies, and also to take advantage of vendor incentives, which tend to favor the larger distributors. Management believes that the segment's resources and product knowledge enable it to offer a comprehensive product line and invest in sophisticated inventory management and control systems while its position in the industry enhances its ability to rebound during economic recoveries and grow through acquisitions.

Over the past several years, large companies have increasingly centralized their purchasing, focusing on suppliers that can service all of their plant locations across a wide geographic area. To meet these requirements, the segment has expanded its geographic presence through the selective opening of new branches and acquisitions in key markets of the upper midwest, the south, and Mexico. The segment's footprint of nearly 200 locations now covers 70 of the top 100 industrial markets in the United States. Management's goal is to grow the Industrial Distribution segment by expanding into additional areas that enhance its ability to compete for large regional and national customer accounts. In the third quarter of 2004, the company acquired Brivsa de Mexico, a small distributor located in Monterrey, thus expanding the company's ability to serve its national account customers with operations in this important Mexican industrial center.

In addition to providing timely access to power transmission, motion control, material handling electrical components, bearings, accessories and services, the segment seeks to assist customers in identifying opportunities to utilize these maintenance and production items in ways that help them increase efficiency, reduce downtime, and lower production costs. In part, this explains the segment's approach to competing for large regional and national multi-location accounts, which now constitute about 20 percent of annual sales. During 2004, the segment implemented new national account business with Tyco International (US), Inc. Phelps Dodge, James Hardie and Quad Graphics. In addition, the segment was named a national distributor for IMI Norgren, Inc., providing an additional major line to sell through the segment's entire U.S. branch network. In the fourth quarter of the year, Procter & Gamble, already a customer of the segment, selected the segment as its bearings and power transmission supplier in Canada, complementing the segment's U.S. business with this large national account customer. A new location in Toronto was opened to serve that account while providing a platform for expansion in the area.

From 1997 to the present, a total of forty-three legal proceedings (relating to approximately eighty-five individuals) involving alleged asbestos-containing products have been instituted against the corporation, virtually all of which have involved this segment. In all proceedings, the corporation was one of many unrelated defendants. The proceedings involving this segment relate primarily to products allegedly supplied to the U.S. Navy by a company from which the segment acquired assets, more than twenty-five years ago. Management believes that it has good defenses to these claims. Nine of the proceedings were resolved with no payments being made. Six proceedings are outstanding at this time. The remainder of the proceedings have been settled for an aggregate amount that is immaterial, with contribution from insurance carriers (who address these matters on a case-by-case basis with no assurance of contribution in any potential future case). Because of the immaterial nature of these settlements in each instance and in the aggregate, no reserve has so far been required. At this time, management continues to believe that its overall exposure to liability in these matters is de minimis in nature.

MUSIC SEGMENT

The segment is the largest independent distributor of musical instruments and accessories in the United States, offering more than 15,000 products from several facilities in the United States and Canada to retailers of all sizes worldwide for professional and amateur musicians.

The segment experienced increased sales and operating profits for the year ended December 31, 2004. There was good demand for the segment's lines of branded musical instruments and accessories and a reasonably good Christmas season for the retail sector. Sales for both the guitar and percussion lines were up for the year along with continued growth in sales to both large and small retailers with such products as Gretsch® drums and Sabian® cymbals. The Ovation LX series premier guitar was also introduced in 2004 and has received high acceptance ratings from players and positive reviews in the national music trade press.

    The segment's array of fretted instruments includes premier and proprietary products, such as the Ovation® and Hamer® guitars, and Takamine® guitars under an exclusive distribution agreement. The segment has also significantly extended its line of percussion products and accessories over the past few years, augmenting its CB®, Toca® and Gibraltar® lines to include an exclusive distribution agreement with Gretsch® drums and acquiring Latin Percussion and Genz Benz (an amplification equipment manufacturer).

The business is affected by consumer sentiment as retailers gauge how aggressively to stock for the holiday selling season, and by actual consumer spending levels. It is also affected by changes in consumers' musical tastes and interests. Consequently, a principal strategy of the segment over the past several years has been to add popular premier branded products that can be brought to market exclusively by the segment.

An important industry trend of the past several years has been consolidation in the retail market with the growth in the very large retail chains. The concentration of sales to these large customers is increasing and along with this is an increase in pricing pressures. Management believes that it has built upon its competitive advantages by creating and maintaining industry-leading distribution systems and the computerized business-to-business capabilities that large national retailers increasingly require, while continuing to support its traditional base of small retailers.

Technology is an important part of the segment's business. The segment's customers have access to kmconline.com, an industry-leading e-commerce site for expedited direct ordering of merchandise that helps customers cut costs and improve efficiencies through electronic exchange of information. Approximately 25% of sales orders were received and transmitted to the warehouse for shipment with little or no manual intervention in 2004, more than double the number of the prior year.

While the vast majority of the segment's sales are to North American customers, the segment has been building its presence in European, Asian and Australian markets as well. In addition, to ensure high quality while offering value at different price points, the segment's products are manufactured both in the United States and abroad.

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

FINANCIAL INFORMATION

Information concerning each segment's performance for the last three fiscal years is included in the Segment Information section of the corporation's 2004 Annual Report to Shareholders (Exhibit 13 to this Form 10-K) and such section is incorporated herein by reference.

PRINCIPAL PRODUCTS AND SERVICES

Following is information for the three preceding fiscal years concerning the percentage contribution of each business segment's products and services to the corporation's consolidated net sales:

	Years Ended December 31
	2002	2003	2004
Aerospace	31.3%	28.1%	25.4%
Industrial Distribution	54.2%	55.7%	58.5%
Music	14.5%	16.2%	16.1%
Total	100.0%	100.0%	100.0%

RESEARCH AND DEVELOPMENT EXPENDITURES

    Aerospace segment government sponsored research expenditures, included in cost of sales, were $5.9 million in 2004; $4.9 million in 2003, and $9.8 million in 2002. Independent research and development expenditures, included in selling, general and administrative expenses, were $4.0 million in 2004, $4.3 million in 2003 and $5.4 million in 2002.

BACKLOG

Program backlog of the Aerospace segment was approximately $309.6 million at December 31, 2004, $322.4 million at December 31, 2003 and $370.0 million at December 31, 2002.

The corporation anticipates that approximately 73% of its backlog at the end of 2004 will be performed in 2005. Approximately 46.9% of the backlog at the end of 2004 is related to U.S. government contracts or subcontracts which are included in backlog to the extent that funding has been appropriated by Congress and allocated to the particular contract by the relevant procurement agency. Virtually all of these funded government contracts have been signed.

GOVERNMENT CONTRACTS

During 2004, approximately 93.3% of the work performed by the corporation directly or indirectly for the U.S. government was performed on a fixed-price basis and the balance was performed on a cost-reimbursement basis. Under a fixed-price contract, the price paid to the contractor is negotiated at the outset of the contract and is not generally subject to adjustment to reflect the actual costs incurred by the contractor in the performance of the contract. Cost reimbursement contracts provide for the reimbursement of allowable costs and an additional negotiated fee.

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

The corporation competes for its aircraft structures and components business on the basis of price, product quality, and the reputation of the corporation. Competitors for this business include small machine shops and offshore manufacturing facilities. The corporation competes for its specialty aircraft bearing business based on quality and proprietary knowledge; product endurance; and special performance characteristics. The corporation competes for its advanced technology fuzing business primarily on the basis of technical competence, product quality, and to some extent, price; and also on the basis of its experience as a developer and manufacturer of such products for particular applications and the availability of facilities, equipment and personnel. The corporation competes for its helicopter programs business with other helicopter manufacturers on the basis of price, performance, and mission capabilities; and also on the basis of its experience as a manufacturer of helicopters, the quality of its products and services, and the availability of facilities and equipment to perform contracts. The corporation's K-MAX helicopter competes with military surplus helicopters and other used commercial helicopters employed for lifting, as well as with alternative methods of meeting lifting requirements. Consolidation in the industry has increased the level of international competition for helicopter programs. The corporation is also affected by the political and economic circumstances of its potential foreign customers.

Industrial distribution operations are subject to a high degree of competition from several other national distributors, two of which are substantially larger than the corporation; and from many regional and local firms. In addition, the corporation faces competition from low-cost industrial products manufactured off shore and introduced into the U.S. market from a number of sources. Competitive forces have intensified due to the increasing importance of large national and North American accounts and the increasing use of independent purchasing consultants retained by such national accounts. In addition, competitive forces have increased due to the increased use of supplier “partnering” agreements or other contractual arrangements providing the customer with a variety of cost savings opportunities.

Music operations compete with domestic and foreign distributors. Certain musical instrument products manufactured by the corporation are subject to competition from U.S. and foreign manufacturers as well. The corporation competes in these markets on the basis of service, price, performance, and inventory variety and availability. The corporation also competes on the basis of quality and market recognition of its music products and has established trademarks and trade names under which certain of its music products are produced, as well as under private label manufacturing in a number of foreign countries and exclusive distribution agreements with other manufacturers of recognized trademarked products.

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking information relating to the corporation's business and prospects, including aerostructures and helicopter subcontract programs and components, advanced technology products, the SH-2G and K-MAX helicopter programs, the industrial distribution and music businesses, operating cash flow, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of competitions for government programs and thereafter contract negotiations with government authorities, both foreign and domestic; 2) political conditions in countries where the corporation does, or intends to do, business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) economic and competitive conditions in markets served by the corporation, particularly defense, commercial aviation, industrial production and consumer market for music products, as well as global economic conditions; 5) satisfactory completion of the Australian SH-2G(A)program, including successful completion and integration of the full ITAS software; 6) receipt and successful execution of production orders for the JPF U.S. government contract (including the exercise of all contract options as such exercise has been assumed in connection with goodwill impairment evaluations) and receipt of orders from allied militaries; 7) satisfactory resolution of the EODC/University of Arizona litigation; 8) achievement of enhanced business base in the Aerospace segment in order to better absorb overhead and general and administrative expenses; 9) satisfactory results of negotiations with NAVAIR concerning the corporation's leased facility in Bloomfield, Conn.; 10) profitable integration of acquired businesses into the corporation's operations; 11) changes in supplier sales or vendor incentive policies; 12) the effect of price increases or decreases; 13) pension plan assumptions and future contributions; 14) continued availability of raw materials in adequate supplies; 15) satisfactory resolution of the supplier switch and incorrect part issues attributable to Dayron suppliers and others;  16) cost growth in connection with potential environmental remediation activities related to the Bloomfield and Moosup facilities; and 17) successful replacement of the corporation's revolving credit facility upon its expiration; and 18) currency exchange rates, taxes, changes in laws and regulations, interest rates, inflation rates, general business conditions and other factors. Any forward-looking information provided in this report should be considered with these factors in mind. The corporation assumes no obligation to update any forward-looking statements contained in this report.

EMPLOYEES

As of December 31, 2004, the Corporation employed 3,581 individuals throughout its business segments and corporate headquarters as follows:

Aerospace	1,597
Industrial Distribution	1,483
Music	411
Corporate Headquarters	90

PATENTS AND TRADEMARKS

The corporation holds patents and trademarks reflecting functional, design and technical accomplishments in a wide range of areas covering both basic production of certain products, including aerospace products and music instruments, as well as highly specialized devices and advanced technology products in defense related and commercial fields.

Although the corporation's patents and trademarks enhance its competitive position, management believes that none of such patents or trademarks is singularly or as a group essential to its business as a whole. The corporation holds or has applied for U.S. and foreign patents with expiration dates that range through the year 2023.

These patents are allocated among the corporation's business segments as follows:

	U.S. PATENTS		FOREIGN PATENTS
Segment	Issued	Pending	Issued	Pending

Aerospace	41	3	7	7
Industrial Distribution	0	0	0	0
Music	30	1	29	21
Total	71	4	36	28

Registered trademarks of Kaman Corporation include Adamas, Applause, Hamer, KAflex, KAron, K-MAX, Magic Lantern, Ovation, LP, Genz Benz, Takamine and Latin Percussion. In all, the corporation maintains 348 U.S. and foreign trademarks with 62 applications pending, most of which relate to music products in the Music segment.

COMPLIANCE WITH ENVIRONMENTAL PROTECTION LAWS

    The corporation is subject to the usual reviews, inspections and enforcement actions by various federal and state environmental and enforcement agencies and has entered into agreements and consent decrees at various times in connection with such reviews. One such matter, Rocque vs. Kaman, was previously reported by the corporation in its Form 10-K for the year ended December 31, 2003, Document No. 0000054381-04-000032 filed with the Securities and Exchange Commission on March 5, 2004. In addition, the Corporation engages in various environmental studies and investigations and, where legally required to do so, undertakes appropriate remedial actions at facilities owned or controlled by it, either voluntarily or in connection with the acquisition, disposal or operation of such facilities. Such studies and investigations are ongoing at the Corporation's Bloomfield, and Moosup, Conn. facilities with voluntary remediation activities also being undertaken at the Moosup facility. The corporation is cooperating with the U.S. Government in the environmental studies required to be undertaken by the Government in connection with the Government’s proposed sale of the Bloomfield facility to the corporation discussed in Item 2 (Properties). In connection with such studies various testing of air, soil and water on or in the vicinity of the Corporation’s facilities have been conducted in 2004 and are continuing. Also on occasion the corporation has been identified as a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency ("EPA") in connection with the EPA's investigation of certain third party facilities. In each instance, the corporation has provided appropriate responses to all requests for information that it has received, and the matters have been resolved either through de minimis settlements, consent agreements, or through no further action being taken by the EPA or the applicable state agency with respect to the corporation. One such matter involved the Barkhamsted Landfill site located in New Hartford, Connecticut (the "Barkhamsted site") which the corporation has previously reported in its report on Form 10-Q for the quarter ended June 30, 2002, Document No. 0000054381-02-000022 filed with the Securities and Exchange Commission on August 14, 2002, and on Form 10-K for the year-ended December 31, 2003, Document No. 0000054381-04-000032, filed with the Securities and Exchange Commission on March 5, 2004.

With respect to all such matters which may currently be pending and which relate to its Bloomfield and Moosup, Conn. facilities, the corporation has been unable to determine, based on its current knowledge, the ultimate effect resolution of such matters may have on the future financial condition of the corporation. With respect to all other matters which may currently be pending, in the opinion of management, based on the corporation’s analysis of relevant facts and circumstances, compliance with relevant environmental protection laws is not likely to have a material adverse effect upon the capital expenditures, earnings or competitive position of the corporation.

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

FOREIGN SALES

Thirteen and six-tenths percent (13.6%) of the sales of the corporation made in 2004 were to customers located outside the United States. In 2004, the corporation continued its efforts to develop international markets for its products and foreign sales (including sales for export). The corporation also continued to perform work under contracts with the Commonwealth of Australia for the supply of retrofit SH-2G helicopters. Additional information required by this item is included in the Segment Information section of the corporation's 2004 Annual Report to Shareholders (Exhibit 13 to this Form 10-K) which section is incorporated herein by reference.

ITEM 2.   PROPERTIES

The corporation occupies approximately 3,574 thousand square feet of space throughout the United States and in Australia, Canada, Germany and Mexico, distributed as follows:

SEGMENT	SQUARE FEET
(in thousands as of 12/31/04)
Aerospace	1,810
Industrial Distribution	1,233
Music	491
Corporate Headquarters	40
Total	3,574

The Aerospace segment's principal facilities are located in Connecticut, Florida, and Kansas; other facilities, including offices and smaller manufacturing and assembly operations are located in Arizona, and in Dachsbach, Germany. These facilities are used for manufacturing, research and development, engineering and office purposes. The U.S. Government owns 154 thousand square feet of the space occupied by Kaman Aerospace Corporation in Bloomfield, Connecticut in accordance with a Facilities Lease Agreement with an initial five (5) year term which is presently scheduled to expire in March 2005. The corporation has entered into discussions with the Government for the purchase of the facility. The Government has indicated its intention to renew the lease for an additional one year term, pending such purchase discussions. The corporation occupies 133,000 square feet of space in Wichita, Kansas under a lease agreement with a current term scheduled to expire in March, 2005. The corporation is engaged in discussions to extend the term of such lease. The corporation also occupies a facility in Nowra, New South Wales, Australia under a contract expiring September 30, 2012. Approximately 500,000 square feet of space listed above is attributable to the Aerospace segment facility located in Moosup (the "Moosup facility") which was closed in 2003.

The Industrial Distribution segment's facilities are located throughout the United States with principal facilities located in Alabama, California, Connecticut, New York, Indiana, Kentucky and Utah. Additional Industrial Distribution segment facilities are located in Mexico, Ontario and British Columbia, Canada. These facilities consist principally of regional distribution centers, branches and office space.

The Music segment's facilities in the United States are located in Arizona, Connecticut, California, New Jersey and Tennessee. An additional Music facility is located in Ontario, Canada. These facilities consist principally of regional distribution centers and office space. Also included are facilities used for manufacturing music instruments.

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

ITEM 3.   LEGAL PROCEEDINGS
Certain legal proceedings which relate to specific segments of the corporation are discussed in Item 1 (Business) in the narrative for such segments. The corporation believes that none of the foregoing legal proceedings, either individually or in the aggregate is, or will be, material to the business of the corporation. Other legal proceedings or enforcement actions relating to environmental matters are discussed in the section entitled Compliance with Environmental Protection Laws.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR CLASS A COMMON STOCK

The Class A Common Stock of the corporation is traded on the NASDAQ Stock Market under the symbol "KAMNA". The corporation's Class B Common Stock is not actively traded.

HOLDERS OF COMMON STOCK

As of February 2, 2005, there were approximately 5,091 holders of record of the corporation's Class A Common Stock and 72 holders of record of the corporation's Class B Common Stock.

INVESTOR SERVICES PROGRAM

Shareholders of Kaman Class A common stock are eligible to participate in the Mellon Investor Services Program administered by Mellon Bank, N.A. which offers a variety of services including dividend reinvestment. A booklet describing the program may be obtained by writing to the program's Administrator, Mellon Bank, N.A., c/o Mellon Investor Services, P.O. Box 3338, South Hackensack, NJ 07606-1938.

QUARTERLY CLASS A COMMON STOCK INFORMATION
	High	Low	Close	Dividend
2004
First	$15.23	$12.57	$14.88	$.11
Second	15.49	10.91	13.99	.11
Third	13.96	10.92	11.94	.11
Fourth	12.93	10.71	12.65	.11
2003				$.11
First	$13.24	$9.40	$9.78	.11
Second	11.80	9.42	11.49	.11
Third	14.91	10.72	12.96	.11
Fourth	14.29	11.67	12.73	.11

QUARTERLY DEBENTURE INFORMATION (6% Conv. Subordinated)
	High	Low	Close
2003
First	$92.00	$92.00	$92.00
Second	95.00	94.75	94.75
Third	99.00	99.00	99.00
Fourth	- - - - - - -	No Trades*	- - - - - - -

*Effective January 29, 2004, this security was delisted from the NASDAQ Small Cap Market.

NASDAQ market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

ISSUER PURCHASES OF EQUITY SECURITIES

In November 2000, the corporation's board of directors approved a replenishment of the corporation's stock repurchase program providing for repurchase of an aggregate of 1.4 million Class A common shares for use in administration of the corporation's stock plans and for general corporate purposes.

The following table provides information about purchases of Class A common shares by the corporation during the three months ended December 31, 2004:

			Total Number
			of Shares	Maximum
			Purchased as	Number of
	Total		Part of	Shares That
	Number	Average	Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Plan	the Plan

10/01/04-
10/31/04	-	-	269,607	1,130,393

11/01/04-
11/30/04	-	-	269,607	1,130,393

12/01/04-
12/31/04	-	-	269,607	1,130,393

ITEM 6.  SELECTED FINANCIAL DATA
    Information required by this item is included in the Five-Year Selected Financial Data section of the corporation's 2004 Annual Report to Shareholders (Exhibit 13 to this Form 10-K) and that section is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is included in the Management's Discussion and Analysis section of the corporation's 2004 Annual Report to Shareholders (Exhibit 13 to this Form 10-K) and that section is incorporated herein by reference.

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

The corporation's primary interest rate risk is derived from its outstanding variable-rate revolving credit facilities. Changes in market interest rates or the corporation's credit rating would impact the interest rates on these facilities. There was some increase in the corporation's exposure to this market risk factor during 2004, as average bank borrowings increased principally for working capital purposes and acquisitions during the past few years. For the year ended December 31, 2004, the result of a hypothetical 1% increase in the average cost of the corporation's revolving credit facilities would have reduced earnings before income taxes by approximately $500,000.

The corporation has manufacturing, sales, and distribution facilities in certain locations throughout the world and makes investments and conducts business transactions denominated in various currencies, including the U.S. dollar, the European Euro, the Japanese yen, the Canadian dollar, the Mexican peso, and the Australian dollar. The corporation's exposure to currency exchange rates is managed at the corporate and subsidiary operations levels as an integral part of the business. Management believes that any near-term changes in currency exchange rates would not materially affect the consolidated financial position, results of operations or cash flows of the corporation.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is included in the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Selected Quarterly Financial Data sections of the corporation's 2004 Annual Report to Shareholders (Exhibit 13 to this Form 10-K) and such sections are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Under the supervision and with the participation of the corporation’s management, including the Chief Executive Officer and the Chief Financial Officer, the corporation has carried out an evaluation of the effectiveness of the design and operation of the corporation’s disclosure controls and procedures. The evaluation was undertaken acknowledging that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2004, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the corporation files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

(b) Internal Control Over Financial Reporting. The corporation’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the corporation’s internal control over financial reporting as of December 31, 2004. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Management concluded that based on its assessment, the corporation’s internal control over financial reporting was effective as of December 31, 2004. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Exhibit 13 to this report.

    (c)  Changes in Internal Control Over Financial Reporting. Management of the corporation has evaluated, with the participation of the corporation’s Chief Executive Officer and Chief Financial Officer, changes in the corporation's internal controls over financial reporting during the fourth quarter of 2004. During the fourth quarter, the corporation corrected its method of accounting for certain leases, specifically the accounting for escalating rent, rent holidays and upfront payments for tenant allowances and implemented additional policies and procedures to strengthen its controls over proper accounting for leases. The corporation also re-evaluated its Aerospace subsidiary’s percentage of completion revenue recognition policy, specifically over accounting for claims. For one of its long-term contracts, the corporation corrected the way it accounts for contract claims and implemented additional policies, during the fourth quarter, which provided guidance regarding the proper treatment for accounting for claims in the contract’s estimate to complete. In addition, the corporation also corrected its accounting for certain adjustments to group insurance, and during the fourth quarter has implemented additional reconciliation and review procedures to strengthen its controls over accounting for a product liability reserve relating to the Industrial Distribution segment and its accounting for sales allowances in its Music segment.

    During the fourth quarter of 2004 management made other improvements to the corporation’s internal control over financial reporting. These changes did not materially affect the corporation’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Following is information concerning each Director and executive officer of Kaman Corporation including name, age, position with the corporation, and business experience during the last five years:

Brian E. Barents
Mr. Barents, 61, has been a Director since 1996. He is the retired President and Chief Executive Officer of Galaxy Aerospace Corp. Prior to that he was President and Chief Executive Officer of Learjet, Inc. He is also a director of Eclipse Aviation Corp., The Nordam Group, CAE, Inc. and the Aerion Corp.

T. Jack Cahill	Mr. Cahill, 56, has been President of Kaman Industrial Technologies Corporation, a subsidiary of the corporation, since 1993. He has held various positions with the corporation since 1975.

E. Reeves Callaway III	Mr. Callaway, 57, has been a Director since 1995. He is the Founder and Chief Executive Officer of The Callaway Companies, an engineering services firm.

Candace A. Clark
Ms. Clark, 50, has been Senior Vice President, Chief Legal Officer and Secretary since 1996. Prior to that she served as Vice President and Counsel. Ms. Clark has held various positions with the corporation since 1985.

John A. DiBiaggio
Dr. DiBiaggio, 72, has been a Director since 1984. He is now President Emeritus of Tufts University, having served as President until the fall of 2001. Prior to that he was President and Chief Executive Officer of Michigan State University.

Ronald M. Galla
Mr. Galla, 53, has been Senior Vice President and Chief Information Officer since 1995. Prior to that he served as Vice President and director of the corporation's Management Information Systems, a position which he held since 1990. Mr. Galla has been director of the corporation's Management Information Systems since 1984.

Robert M. Garneau
Mr. Garneau, 60, has been Executive Vice President and Chief Financial Officer since 1995. Previously he served as Senior Vice President, Chief Financial Officer and Controller. Mr. Garneau has held various positions with the corporation since 1981.

Edwin A. Huston
Mr. Huston, 66, has been a director since 2002. Mr. Huston is the retired Vice Chairman of Ryder System, Incorporated, an international logistics and transportation solutions company. He served as Senior Executive Vice President-Finance and Chief Financial Officer of that company from 1986 to 1999. Mr. Huston is a director of Unisys Corporation, Answerthink, Inc. and Enterasys Networks, Inc.

Russell H. Jones
Mr. Jones, 60, has been Senior Vice President, Chief Investment Officer, and Treasurer since 2003. Prior to that he served as Vice President and Treasurer. He has held various positions with the Corporation since 1973.

C. William Kaman II
Mr. Kaman, 53, has been a Director since 1992 and is Vice Chairman of the board of directors of the corporation. He is the retired Chairman and CEO of AirKaman of Jacksonville, Inc., an entity no longer affiliated with the corporation. Previously he was Executive Vice President of the corporation and President of Kaman Music Corporation, a subsidiary of the corporation.

John C. Kornegay	Mr. Kornegay, 55, has been President of Kamatics Corporation, a subsidiary of the corporation, since 1999. He has held various positions with Kamatics Corporation since 1988.

Eileen S. Kraus
Ms. Kraus, 66, has been a Director since 1995. As the current Chairman of the Corporate Governance Committee, she also serves as the Board's Lead Director. She is the retired Chairman of Fleet Bank Connecticut. She is a director of The Stanley Works and Rogers Corporation.

Paul R. Kuhn	Mr. Kuhn, 63, has been a Director since 1999. He has been President and Chief Executive Officer of the corporation since August 1999 and was appointed to the additional position of Chairman in 2001.

Walter H. Monteith, Jr.	Mr. Monteith, 74, has been a Director since 1987. He is the retired Chairman of Southern New England Telecommunications Corporation.

Wanda L. Rogers
Mrs. Rogers, 72, has been a Director since 1991. She is President and Chief Executive Officer of Rogers Helicopters, Inc., President of Sco-Matt, Inc., Vice President of Heavy Lift Helicopters and President of Whirlwide, Inc. d/b/a TGR Helicopters. She is also a director of both Central Valley Community Bancorp and its subsidiary, Central Valley Community Bank.

Robert H. Saunders, Jr.	Mr. Saunders, 63, has been President of Kaman Music Corporation, a subsidiary of the corporation, since 1998. He has held various positions with the corporation since 1995.

Richard J. Swift
Mr. Swift, 60, has been a director since 2002. Mr. Swift is currently Chairman of the Financial Accounting Standards Advisory Council. In 2001, he retired as Chairman, President and Chief Executive Officer of Foster Wheeler Ltd., a provider of design, engineering, construction, and other services, a position he held since 1994. Mr. Swift is a director of Ingersoll-Rand Company Ltd., Public Service Enterprise Group Incorporated and Hubbell Incorporated.

Each Director and executive officer has been elected for a term of one year and until his or her successor is elected. The terms of all Directors and executive officers are expected to expire as of the 2005 Annual Meeting of the Shareholders and Directors of the corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon information provided to the corporation by persons required to file reports under Section 16(a) of the Securities Exchange Act of 1934, no Section 16(a) reporting delinquencies occurred in 2004.

Board Independence

A majority of the corporation's Board of Directors are "independent" directors as required and defined by NASDAQ Stock Market, Inc. Rule 4350(c)(1) and Rule 4200(a)(15). The Board of Directors has determined that the following persons are independent: Brian E. Barents, E. Reeves Callaway III, John A. DiBiaggio, Edwin A. Huston, C. William Kaman II, Eileen S. Kraus, Walter H. Monteith, Jr., Richard J. Swift, and Wanda Lee Rogers.

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

Code of Business Conduct

The corporation has for several years maintained a Code of Business Conduct applicable to all of its employees and the Board of Directors. This Code of Business Conduct is also applicable to the corporation's principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code of Business Conduct was filed as Exhibit 14 to the corporation’s report on Form 10-K for 2003 filed with the Securities and Exchange Commission on March 5, 2004 as Document No. 0000054381-04-000032.

ITEM 11.  EXECUTIVE COMPENSATION

A) GENERAL. The following tables provide certain information relating to the compensation of the corporation's Chief Executive Officer and its four other most highly compensated executive officers.

B) SUMMARY COMPENSATION TABLE.

	Annual Compensation				Long Term Compensation
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
					AWARDS
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Comp. ($)	RSA ($) (1)	Options/SARS (#Shares)	LTIP Payouts ($)	All Other comp. ($) (2)
Paul R. Kuhn	2004	850,000	0	----	0	0 / 0	----	18,065
Chairman, President	2003	800,000	384,000	----	138,600	0 / 90,000	----	14,227
& Chief Executive Officer	2002	800,000	240,000	----	174,000	21,000 / 52,000	----	13,496

Robert M. Garneau	2004	500,000	0	----	0	0 / 0	----	12,124
Executive Vice President	2003	470,000	169,000	----	77,715	0 / 51,000	----	13,516
& Chief Financial Officer	2002	470,000	118,000	----	101,500	12,000 / 29,000	----	23,655

T. Jack Cahill	2004	310,000	310,000	----	0	0 / 0	----	17,047
President, Kaman Industrial	2003	295,000	74,000	----	44,550	0 / 29,200	----	16,431
Technologies Corporation	2002	280,000	56,000	----	58,000	7,000 / 18,000	----	12,230

Robert H. Saunders, Jr.	2004	270,000	270,000	----	0	0 / 0	----	22,196
President, Kaman Music	2003	255,000	198,000	----	58,410	0 / 38,300	----	18,083
Corporation	2002	245,000	196,000	----	50,750	6,000 / 15,000	----	18,383

John C. Kornegay	2004	217,000	165,000	----	0	0 / 0	----	34,258
President, Kamatics	2003	209,000	154,000	----	31,680	0 / 20,700	----	20,305
Corporation	2002	203,000	36,000	----	72,500	13,500 / 0	----	20,529

1As of December 31, 2004, aggregate restricted stock holdings and their year-end value were: P.R. Kuhn, 27,800 shares valued at $351,670; R.M. Garneau, 15,980 shares valued at $202,147; T.J. Cahill, 9,200 shares valued at $116,380; R.H. Saunders Jr., 9,620 shares valued at $121,693; and J.C. Kornegay, 9,360 shares valued at $118,404. Restrictions lapse at the rate of 20% per year for all awards, beginning one year after the grant date provided recipient remains an employee of the corporation or a subsidiary. Awards reported in this column are as follows: P.R. Kuhn, 0 shares in 2004, 14,000 shares in 2003, and 12,000 shares in 2002; R.M. Garneau, 0 shares in 2004, 7,850 shares in 2003, and 7,000 shares in 2002; T.J. Cahill, 0 shares in 2004, 4,500 shares in 2003 and 4,000 shares in 2002; R.H. Saunders, Jr., 0 shares in 2004, 5,900 shares in 2003 and 3,500 shares in 2002; and J.C. Kornegay, 0 shares in 2004, 3,200 shares in 2003, and 5,000 shares in 2002. Dividends are paid on the restricted stock.

2Amounts reported in this column consist of: P.R. Kuhn, $8,717 - Senior executive life insurance program (“Executive Life”), $5,125 - employer matching contributions to the Kaman Corporation Thrift and Retirement Plan (the “Thrift Plan employer match”), $4,223 - medical expense reimbursement program (“MERP”); R.M. Garneau, $8,071 - Executive Life, $851 - Officer 162 Insurance Program, $5,125 - Thrift Plan employer match, $1,077 - MERP; T.J. Cahill, $3,776 - Executive Life, $5,125 - Thrift Plan employer match, $2,721 - MERP, $5,425 - supplemental employer contributions; R.H. Saunders, Jr., $8,021 - Executive Life, $5,125 - Thrift Plan employer match, $5,000 - MERP, $4,050 - all supplemental employer contributions under the Kaman Corporation Deferred Compensation Plan (“supplemental employer contributions”); J.C. Kornegay, $3,035 - Executive Life, $5,125 - Thrift Plan employer match, $4,766 - MERP, $21,332 - supplemental employer contributions.

C) OPTION/SAR GRANTS IN THE LAST FISCAL YEAR:

Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term*
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name	Options/ SARs** Granted (#)	% of Total Options/SARs** Granted to Employees in Fiscal Year	Exercise or Base Price ($/share)	Expiration Date	5% ($)	10% ($)
P. R. Kuhn	0 / 0	0.00% / 0.00%	$ 0	--	$ 0.00	$ 0.00
R. M. Garneau	0 / 0	0.00% / 0.00%	$ 0	--	$ 0.00	$ 0.00
T. J. Cahill	0 / 0	0.00% / 0.00%	$ 0	--	$ 0.00	$ 0.00
R. H. Saunders, Jr.	0 / 0	0.00% / 0.00%	$ 0	--	$ 0.00	$ 0.00
J. C. Kornegay	0 / 0	0.00% / 0.00%	$ 0	--	$ 0.00	$ 0.00

*The information provided herein is required by Securities and Exchange Commission rules and is not intended to be a projection of future common stock prices.

**Outstanding Stock Appreciation Rights ("SARs") are payable in cash only, not in shares of common stock.

Options and SARs relate to the corporation's Class A common stock and generally vest at the rate of 20% per year, beginning one year after the grant date provided the recipient remains an employee of the corporation or a subsidiary.

D) STOCK OPTION EXERCISES IN THE LAST FISCAL YEAR, AND FISCAL YEAR-END OPTION VALUES.

Name	Shares acquired on Exercise (#)	Value realized	Number of Shares underlying Unexercised options at FY-end (#) exercisable/unexercisable	Value of Unexercised in-the-money options* at FY-end ($) exercisable/unexercisable
(a)	(b)	(c)	(d)	(e)
P. R. Kuhn	none	-	139,400 / 26,600	$37,400/ $9,350
R. M. Garneau	none	-	46,800 / 14,200	$18,700/ $4,675
T. J. Cahill	none	-	53,500 / 9,000	$41,258/ $2,805
R. H. Saunders, Jr.	none	-	26,000 / 8,000	$11,220/ $2,805
J. C. Kornegay	1,000	$ 2,122.50	21,000 / 12,500	$10,488/ $2,338

*Difference between the 12/31/04 Fair Market Value and the exercise price.

STOCK APPRECIATION RIGHT ("SAR") EXERCISES IN THE LAST FISCAL YEAR AND YEAR-END SAR VALUES.

Name	SARs acquired on Exercise (#)	Value realized	Number of Unexercised SARs at FY-end (#) exercisable/unexercisable	Value of Unexercised in-the-money SARs* at FY-end ($) exercisable/unexercisable
(a)	(b)	(c)	(d)	(e)
P. R. Kuhn	none	none	297,800 / 139,200	$143,000/ $221,375
R. M. Garneau	none	none	137,300 / 80,200	$ 84,150/ $126,225
T. J. Cahill	none	none	109,540 / 45,160	$ 44,110/ $ 71,253
R. H. Saunders, Jr.	none	none	35,660 / 47,640	$ 39,760/ $ 88,935
J. C. Kornegay	none	none	4,140 / 16,560	$ 11,385/ $ 45,540

*Difference between the 12/31/04 Fair Market Value and the exercise price(s).

E) LONG TERM INCENTIVE PLAN AWARDS:

	Estimated future payouts under non-stock price-based plans (1)
(a)	(b)	(c)	(d)	(e)	(f)
Name	Number of shares, Units or Other Rights (#)	Performance or other period until maturaton or payment	Threshold ($)	Target ($)	Maximum ($)
P.R. Kuhn	0	36 months	0	935,000	1,870,000
R.M. Garneau	0	36 months	0	420,000	840,000
T.J.Cahill	0	36 months	0	211,250	422,500
R. H. Saunders,Jr	0	36 months	0	183,300	366,600
J. C. Kornegay	0	36 months	0	136,200	272,460

(1) Payouts will generally be made in cash, however, up to one-third of the payment may be made in stock at the discretion of the Kaman Corporation Board of Directors’ Personnel and Compensation Committee. The executive may request the Committee to approve a greater percentage of the payout to be made in stock.

The Long Term Incentive Program (LTIP) was added to the corporation’s Stock Incentive Plan features effective with calendar year 2003. A new three-year performance cycle was approved at the November 2004 meeting of the Personnel and Compensation Committee and each of the executive officers shown in the above chart was identified as a participant in that performance cycle. Each participant is assigned a target award expressed as a percent of base salary in effect at the start of the performance period. These target percentages of base salary will vary with organizational level. The LTIP awards are based on the corporation’s relative performance against the Russell 2000 companies. The LTIP compares Kaman performance on average return on total capital (40%), growth in earnings per share (40%), and total return to shareholders (20%) over the performance period, which is generally three years. The LTIP will pay target awards if company performance is at the 50th percentile of the Russell 2000. If relative performance is below the 25th percentile of the Russell 2000, no award will be paid. Should the company’s relative performance be at the 75th percentile or higher, the maximum award of 200% of target will be paid.

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

	PENSION PLAN TABLE Years of Credited Service
Remuneration*	15	20	25	30	35
125,000	32,148	43,078	53,366	64,296	64,296
150,000	39,648	53,128	65,816	79,296	79,296
175,000	47,148	63,178	78,266	94,296	94,296
200,000	54,648	73,228	90,716	109,296	109,296
225,000	62,148	83,278	103,166	124,296	124,296
250,000	69,648	93,328	115,616	139,296	139,296
300,000	84,648	113,428	140,516	169,296	169,296
350,000	99,648	133,528	165,416	199,296	199,296
400,000	114,648	153,628	190,316	229,296	229,296
450,000	129,648	173,728	215,216	259,296	259,296
500,000	144,648	193,828	240,116	289,296	289,296
750,000	219,648	294,328	364,616	439,296	439,296
1,000,000	294,648	394,828	489,116	589,296	589,296
1,250,000	369,648	495,328	613,616	739,296	739,296
1,500,000	444,648	595,828	738,116	889,296	889,296
1,750,000	519,648	696,328	862,616	1,039,296	1,039,296
2,000,000	594,648	796,828	987,116	1,189,296	1,189,296

*Remuneration: Average of the highest five consecutive years of "Covered Compensation" out of the final ten years of service.

“Covered Compensation” means “W-2 earnings" or “base earnings”, if greater, as defined in the Pension Plan. W-2 earnings for pension purposes includes salary (including 401(k) and Section 125/129 Plan contributions but not deferrals under a non-qualified deferred compensation plan), bonus and taxable income attributable to restricted stock awards, stock appreciation rights, and the cash out of employee stock options. Salary and bonus amounts for the named executive officers for 2004 are as shown on the Summary Compensation Table. Compensation deferred under the corporation's non-qualified deferred compensation plan is included in Covered Compensation here because it is covered by the corporation's unfunded supplemental employees' retirement plan for the participants in that plan.

Current Compensation covered by the Pension Plan for any named executive whose Covered Compensation differs by more than 10% from the compensation disclosed for that executive in the Summary Compensation Table: Mr. Kuhn: $1,543,996; Mr. Garneau: $775,673; Mr. Cahill: $447,152.

Federal law imposes certain limitations on annual pension benefits under the Pension Plan. For the named executive officers who are participants, the excess will be paid under the Corporation's unfunded supplemental employees' retirement plan.

The executive officers named in Item 11(b) are participants in the Pension Plan and as of December 31, 2004, had the number of years of credited service indicated: Mr. Kuhn - 13.0; Mr. Garneau - 23.5 years; Mr. Cahill - 29.7 years; Mr. Kornegay - 16.7 years; Mr. Saunders - 9.0 years.

Benefits are computed generally in accordance with the benefit formula described above.

G) COMPENSATION OF DIRECTORS. Effective January 1, 2004, non-employee members of the Board of Directors of the corporation receive an annual retainer of $35,000, a fee of $1,500 for attending each meeting of the Board and a fee of $1,200 for attendance at each meeting of a standing Committee of the Board. From time to time, the Board of Directors may establish a special committee for a limited time and purpose. Fees paid for service of special committees are generally consistent with fees paid for service on standing committees, except that special committee members may also receive compensation for service beyond attendance at meetings, most recently at the rate of $1,000 per day up to a maximum equal to the current annual retainer applicable to the Board of Directors. The Chairman of each committee receives a fee of $1,600 for attending each meeting of that Committee and an annual retainer as follows: Audit, $7,500; Personnel and Compensation, $5,000; Finance and Governance, each $3,000. The Vice Chairman is entitled to a fee of $3,000 per meeting when serving as the Chairman. Such fees may be received on a deferred basis. The Lead Director receives an annual retainer equal to $5,000. In addition, each non-employee director will receive a Restricted Stock Award for 1,000 shares (issued pursuant to the corporation's 2003 Stock Incentive Plan), providing for immediate vesting upon election as a director at the corporation's 2005 Annual Meeting of Shareholders.

H) EMPLOYMENT CONTRACTS AND TERMINATION, SEVERANCE AND CHANGE OF CONTROL ARRANGEMENTS. The corporation has entered into Employment Agreements and Change in Control Agreements with certain executive officers, amendments to which were filed as exhibits to the corporation’s Form 10-K for 2003, Document No. 0000054381-04-000032 filed with the Securities and Exchange Commission on March 5, 2004. These agreements were filed as exhibits to the following filings made by the corporation with the Securities and Exchange Commission: Form 10-Q (Document 54381-99-14) filed on November 12, 1999; Form 10-K (Document No. 54381-00-03 filed on March 21, 2000; and Form 10-Q (Document 54381-00-500006) filed on November 14, 2000. Form 10-Q filed August 14, 2001 (Document No. 0000054381-01-500011 and Form 10-Q filed November 14, 2001 (Document No. 0000054381-01-500016. The employment agreements do not have a fixed term and generally provide for a severance payment to be made to any such officer if he or she is terminated from employment (other than for willful failure to perform proper job responsibilities or violations of law) or if he or she leaves employment for good reason (e.g., due to a diminution in job responsibilities). The change in control agreements generally provide that, for a three year period following a change in control of Kaman Corporation or, in certain cases, a subsidiary thereof, a severance payment will be made to any such officer if his or her employment ends following the change in control (unless the termination was for cause, the officer dies or becomes disabled or if he or she leaves employment without good reason). The change in control agreements do not have a fixed term.

Except as disclosed in Item 13, and except as described above or in connection with the corporation's Pension Plan, Supplemental Employees' Retirement Plan, 2003 Stock Incentive Plan, non-qualified Deferred Compensation Plan, and the senior executive life insurance program, the corporation has no other employment contract, plan or arrangement with respect to any named executive officer which relates to employment termination for any reason, including resignation, retirement or otherwise, or a change in control of the corporation or a change in any such executive officer's responsibilities following a change of control, which exceeds or could exceed $100,000.

I) Not Applicable.

J) COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS.

1) The following persons served as members of the Personnel and Compensation Committee of the Corporation's Board of Directors during the last fiscal year: Brian E. Barents, E. Reeves Callaway III, Edwin A. Huston, Wanda L. Rogers, and Richard J. Swift.

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

Class of Common Stock	Name and Address Beneficial Owner	Number of Shares Beneficially Owned as of February 1, 2005	Percentage of Class
Class B	Charles H. Kaman Kaman Corporation 1332 Blue Hills Avenue Bloomfield, CT 06002	354,976 (1), (2), (3)	53.15%

	Holders of Mr. Kaman's (2) Power of Attorney c/o John C. Yavis, Jr. Murtha Cullina LLP CityPlace I 185 Asylum Street Hartford, CT 06105

Class B	Newgate Associates Limited Partnership c/o Murtha Cullina, LLP CityPlace I 185 Asylum Street Hartford, CT 06105	103,201 (3), (4)	15.45%

	Voting Trustees pursuant (4) to a Voting Trust Agreement, dated as of August 14, 2000 c/o John C. Yavis, Jr. Murtha Cullina LLP CityPlace I 185 Asylum Street Hartford, CT 06105

Class B	C. William Kaman II 5367 Florence Point Drive Fernandina Beach, FL 32034	64,446 (5)	9.65%

Class B	Robert D. Moses Farmington Woods Avon, CT 06001	51,177 (6)	7.66%

(1)	Excludes 1,471 shares held by Mrs. Kaman. Mr. Kaman shares beneficial ownership of these shares with the holders of a Power of Attorney, as described in note (2) below.

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

(3)
All shares of Class B common stock beneficially owned by Newgate Associates and 96,601 shares of Class B common stock beneficially owned by Mr. Kaman are subject to a voting trust agreement dated August 14, 2000 (the "Voting Trust"), as described in note (4) below. Newgate and Mr. Kaman share beneficial ownership of such shares with the voting trustees of such trust, as described in note (4) below.

(4)
The power to vote the shares of Class B common stock referred to in the preceding note (3) is currently vested in ten voting trustees (the "Voting Trustees") under the Voting Trust, which has a term of ten (10) years, subject to renewal. The Voting Trustees consist of the six (6) individuals identified in footnote (2) above and the following four (4) individuals: T. Jack Cahill, President of Kaman Industrial Technologies Corporation, a subsidiary of the corporation, Paul R. Kuhn, Chairman, President, and Chief Executive Officer of the corporation, Wanda L. Rogers, director of the corporation, and John C. Yavis, Jr., of counsel to Murtha Cullina LLP, counsel to the corporation.

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

Name	Class of Common Stock	Number of Shares Beneficially Owned as of February 1, 2005	Percentage of Class
Brian E. Barents	Class A	4,500	*
T. Jack Cahill	Class A	114,156 (1)	*
E. Reeves Callaway III	Class A	4,500	*
John A. DiBiaggio	Class A	4,500	*
Robert M. Garneau	Class A	130,005 (2)	*
	Class B	24,404	3.48%
Edwin A. Huston	Class A	2,500	*
C. William Kaman II	Class A	61,888 (3)	*
	Class B	64,446 (4)	9.65%
John C. Kornegay	Class A	76,588 (5)	*
Paul R. Kuhn	Class A	293,883 (6)	1.3%
	Class B	3,288	*
Eileen S. Kraus	Class A	5,769	*
Walter H. Monteith, Jr.	Class A	4,700	*
Wanda L. Rogers	Class A	4,500	*
Robert H. Saunders, Jr.	Class A	59,851 (7)	*
	Class B	720	*
Richard J. Swift	Class A	2,500	*
All Directors and Executive
Officers as a group **	Class A	841,765 (8)	3.79%
	Class B	94,020	14.08%

* Less than one percent.
** Excludes 20,691 Class A shares held by spouses of certain Directors and executive officers.

(1)	Includes 57,900 shares subject to stock options exercisable or which will become exercisable within 60 days. Includes 1,225 shares held jointly with spouse.
(2)	Includes 53,700 shares subject to stock options exercisable or which will become exercisable within 60 days.
(3)	Excludes 89,891 shares held by Mr. Kaman as Trustee, in which shares Mr. Kaman disclaims any beneficial ownership.
(4)	Excludes 4,800 shares held by Mr. Kaman as Trustee in which shares Mr. Kaman disclaims any beneficial ownership.
(5)	Includes 26,400 shares subject to stock options exercisable or which will become exercisable within 60 days. Includes 1,800 shares held in IRA.
(6)	Includes 152,600 shares subject to stock options exercisable or which will become exercisable within 60 days. Includes 19,466 shares held jointly with spouse.
(7)	Includes 29,000 shares subject to stock options exercisable or which will become exercisable within 60 days.
(8)	Includes 419,800 shares subject to stock options exercisable or which will become exercisable within 60 days.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION
PLANS:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:

2003 Stock Incentive Plan*	1,327,805	$ 13.82	2,070,509

Employees Stock Purchase Plan	----	----	623,818

Equity compensation plans not approved by security holders	----	----	----
Total	1,327,805	$ 13.82	2,694,327

*Includes securities to be issued upon exercise of outstanding options granted under a predecessor plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2004, the corporation obtained legal services in the amount of approximately $365,000 from the Hartford, Connecticut law firm of Murtha Cullina LLP of which Mr. John S. Murtha and Mr. John C. Yavis, Jr. are of counsel. Mr. Murtha, a director emeritus of the corporation, is currently one of six holders of a power of attorney described in footnote (2) to the table entitled "Security Ownership of Certain Beneficial Owners", and a voting trustee of the Voting Trust described in footnote (4) of such table. Mr. Yavis currently serves as a voting trustee of the Voting Trust.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Following is a summary of KPMG LLP fees for professional services in fiscal years ended December 31, 2004 and 2003:

Fee Category	2004 Fees	2003 Fees
Audit Fees	$979.6	$562.8
Audit-Related Fees	41.0	21.0
Tax Fees	288.5	218.2
All Other Fees	201.7	9.8
Total Fee	$1,510.8	$811.8

Audit Fees relate to services rendered for the audit of the corporation's consolidated financial statements and audit of management’s assessment regarding internal controls and financial reporting and the effectiveness of internal controls and financial reporting as of December 31, 2004 and review of the interim consolidated financial statements included in quarterly reports and services normally provided by KPMG in connection with statutory and regulatory filings or engagements.

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

All Other Fees relate to products and services other than those described above. For 2004, these amounts represent Sarbanes-Oxley Act Section 404 consulting and software fees.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS.
See Item 8 concerning financial statements appearing as Exhibit 13 to this report.

(a)(2) FINANCIAL STATEMENT SCHEDULES.
An index to the financial statement schedules immediately precedes such schedules.

(a)(3) EXHIBITS.
An index to the exhibits filed or incorporated by reference immediately precedes such exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bloomfield, State of Connecticut, on this 16th day of March, 2005.

KAMAN CORPORATION (Registrant)
By:	/s/ Paul R. Kuhn
Paul R. Kuhn
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title:	Date:
/s/ Paul R. Kuhn
Paul R. Kuhn	Chairman, President and Chief Executive Officer	March 16, 2005

/s/ Robert M. Garneau
Robert M. Garneau	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2005

/s/ Paul R. Kuhn
Paul R. Kuhn		March 16, 2005
Attorney-in-Fact for:

Brian E. Barents	Director
E. Reeves Callaway III	Director
John A. DiBiaggio	Director
Edwin A. Huston	Director
C. William Kaman II	Director
Eileen S. Kraus	Director
Walter H. Monteith, Jr.	Director
Wanda L. Rogers	Director
Richard J. Swift	Director

KAMAN CORPORATION AND SUBSIDIARIES

Index to Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Financial Statement Schedules:

Schedule V - Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Kaman Corporation:

Under date of March 15, 2005, we reported on the consolidated balance sheets of Kaman Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004, as contained in the 2004 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements,  we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

 /s/ KPMG LLP

Hartford, Connecticut
March 15, 2005

KAMAN CORPORATION AND SUBSIDIARIES
SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

YEAR ENDED DECEMBER 31, 2004
Additions
DESCRIPTION	BALANCE JANUARY 1, 2004	CHARGED TO COSTS AND EXPENSES	OTHERS	DEDUCTIONS	BALANCE DECEMBER 31, 2004
Allowance for doubtful accounts	$ 3,340	$ 3,768	-	$ 1,588 (A)	$ 5,520

YEAR ENDED DECEMBER 31, 2003
Additions
DESCRIPTION	BALANCE JANUARY 1, 2003	CHARGED TO COSTS AND EXPENSES	OTHERS	DEDUCTIONS	BALANCE DECEMBER 31, 2003
Allowance for doubtful accounts	$ 2,853	$ 1,507	$ 150 (B)	$ 1,170 (A)	$ 3,340

YEAR ENDED DECEMBER 31, 2002
Additions
DESCRIPTION	BALANCE JANUARY 1, 2002	CHARGED TO COSTS AND EXPENSES	OTHERS	DEDUCTIONS	BALANCE DECEMBER 31, 2002
Allowance for doubtful accounts	$ 3,939	$ 1,024	$ 110 (B)	$ 2,220 (A)	$ 2,853

(A) Write-off of bad debts, net of recoveries.
(B) Additions to allowance for doubtful accounts attributable to acquisitions.

KAMAN CORPORATION AND SUBSIDIARIES
SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS (CONTINUED)
(Dollars in Thousands)

YEAR ENDED DECEMBER 31, 2004
Additions
DESCRIPTION	BALANCE JANUARY 1, 2004	CURRENT YEAR PROVISION (BENEFIT)	OTHERS	BALANCE DECEMBER 31, 2004
Valuation allowance on deferred tax assets	$ 2,005	$ 109	$49	$ 2,163

YEAR ENDED DECEMBER 31, 2003
Additions
DESCRIPTION	BALANCE JANUARY 1, 2003	CURRENT YEAR PROVISION (BENEFIT)	OTHERS	BALANCE DECEMBER 31, 2003
Valuation allowance on deferred tax assets	$ 1,082	$ 799	$ 124	$ 2,005

YEAR ENDED DECEMBER 31, 2002
Additions
DESCRIPTION	BALANCE JANUARY 1, 2002	CURRENT YEAR PROVISION (BENEFIT)	OTHERS	BALANCE DECEMBER 31, 2002
Valuation allowance on deferred tax assets	$ 637	$ 445	$ -	$ 1,082

KAMAN CORPORATION

INDEX TO EXHIBITS

Exhibit 3a	The Amended and Restated Certificate of Incorporation of the corporation, as amended, was filed with the Securities and Exchange Commission on form S-8POS on May 11, 1994, as Document No. 94-20.	by reference

Exhibit 3b
The Bylaws of the Corporation as amended on November 9, 2004 were filed as Exhibit 99.1 to the Corporation’s Form 8-K filed with the Securities and Exchange Commission on November 10, 2004, Document No. 0000054381-04-000081.
by reference

Exhibit 4a
Indenture between the corporation and Manufacturers Hanover Trust Company, as Indenture Trustee, with respect to the Corporation's 6% Convertible Subordinated Debentures was filed as Exhibit 4.1 to Registration Statement No. 33 11599 on Form S-2 of the Corporation filed with the Securities and Exchange Commission on January 29, 1987.
by reference

Exhibit 4b
Revolving Credit Agreement between the corporation and The Bank of Nova Scotia and Fleet National Bank as Co-Administrative Agents and Bank One, N.A. as the Documentation Agent and The Bank of Nova Scotia and Fleet Securities, Inc. as the Co-Lead Arrangers and Various Financial Institutions dated as of November 13, 2000 filed as Exhibit 4 to Form 10-Q filed with the Securities and Exchange Commission on November 14, 2000, Document No. 0000054381-00-500006. Amendments to the Agreement were filed as Exhibit 10 to Form 10-Q, Document No. 0000054381-02-000022 filed on August 14, 2002, Exhibit 4.1 to Form 10-Q, Document No. 0000054381-03-000124, filed on November 5, 2003, and Exhibit 4a to Form 8-K, Document No. 0000054381-04-000070 filed on October 21, 2004.
by reference

Exhibit 4c
Credit Agreement between the corporation, RWG Frankenjura-Industrie Flugwerklager GmbH, and Wachovia Bank, N.A., dated July 29, 2002 was filed as Exhibit 4c to Form 10-K filed with the Securities and Exchange Commission on March 26, 2003, Document No. 0000054381-03-000079. Amendments to the Agreement were filed as Exhibit 4.2 to Form 10-Q, Document No. 0000054381-03-000124, filed on November 5, 2003, Exhibit 4b to Form 8-K, Document No. 0000054381-04-000070, filed on October 21, 2004. Schedules and Exhibits to the Credit Agreement, which are listed in its Table of Contents, are omitted but will be provided to the Commission upon request.
by reference

Exhibit 10a
The Kaman Corporation 2003 Stock Incentive Plan effective November 1, 2003, as amended effective February 17, 2004, was filed as Exhibit 10a to the Corporation’s Form 10-K, Document No. 0000054381-04-000032 filed with the Securities and Exchange Commission on March 5, 2004.
by reference

Exhibit 10b
The Kaman Corporation Employees Stock Purchase Plan as amended effective November 18, 1997 was filed as a Exhibit 10b to the Corporation's Form 10-K Document No. 0000054381-98-09 filed with the Securities and Exchange Commission on March 16, 1998.
by reference

Exhibit 10c
The Kaman Corporation Supplemental Employees' Retirement Plan was filed as a Exhibit 10c to the Corporation's Form 10-K, Document No. 0000054381-02-000005 filed with the Securities and Exchange Commission on March 14, 2002, and the Plan as amended was filed as Exhibit 10c to the Corporation’s Form 10-K, Document No. 0000054381-04-000032 filed with the Securities and Exchange Commission on March 5, 2004.
by reference

Exhibit 10d
The Kaman Corporation Amended and Restated Deferred Compensation Plan (Effective as of November 12, 2002, except where otherwise indicated) was filed as a Exhibit 10d to the Corporation's Form 10-K Document No. 0000054381-03-000079 filed with the Securities and Exchange Commission on March 26, 2003. Amendments to the Plan were filed as Exhibit 10d to the Corporation’s Form 10-K, Document No. 0000054381-04-000032 filed with the Securities and Exchange Commission on March 5, 2004, and Exhibit 10d to the Corporation’s Form 10-K, Document No. 0000054381-04-000032 filed with the Securities and Exchange Commission on March 5, 2004, and Exhibit 10(a) on the Corporation’s Form 10-Q, Document No. 0000054381-04-000059 filed with the Securities and Exchange Commission on August 3, 2004.
by reference

Exhibit 10e(i)
Kaman Corporation Cash Bonus Plan (Amended and Restated Effective as of January 1, 2002) and First Amendment thereto were filed as Exhibit 10e to the Corporation's Form 10-K Document No. 0000054381-02-000005, filed with the Securities and Exchange Commission on March 14, 2002. Amendments to the Plan were filed as Exhibit 10e(ii) to the corporation's Form 10-K Document No. 0000054381-03-000079 filed with the Securities and Exchange Commission on March 26, 2003 and Exhibit 10(b) on the Corporation’s Form 10-Q, Document No. 0000054381-04-000059 filed with the Securities and Exchange Commission on August 3, 2004.
by reference

Exhibit 10g
Employment Agreements and Change in Control Agreements with certain executive officers have been filed as exhibits to the following filings by the corporation with the Securities and Exchange Commission: Form 10-Q (Document No. 54381-99-14) filed November 12, 1999; Form 10-K (Document No. 54381-00-03) filed March 21, 2000; Form 10-Q (Document No. 54381-00-500006) Filed November 14, 2000; and Form 10-Q (Document No. 54381-01-500016) filed November 14, 2001.
by reference

Exhibit 10g (i)
Amendment No. 1 to Amended and Restated Employment Agreement between Paul R. Kuhn and Kaman Corporation, dated as of September 11, 2001, was filed as an exhibit to the Corporation’s Form 10-K, Document No. 0000054381-04-000032 filed with the Securities and Exchange Commission on March 5, 2004.
by reference

Exhibit 10g(ii)
Amendment No. 2 to Amended and Restated Employment Agreement between Paul R. Kuhn and Kaman Corporation, dated as of February 17, 2004, was filed as an exhibit to the Corporation’s Form 10-K, Document No. 0000054381-04-000032 filed with the Securities and Exchange Commission on March 5, 2004.
by reference

Exhibit 10g(iii)
Second Amended and Restated Change in Control Agreement between Paul R. Kuhn and Kaman Corporation, dated as of November 11, 2003, was filed as an exhibit to the Corporation’s Form 10-K, Document No. 0000054381-04-000032 filed with the Securities and Exchange Commission on March 5, 2004.
by reference

Exhibit 10g(iv)
Amendment No. 1 to Amended and Restated Employment Agreement between Candace A. Clark and Kaman Corporation, dated as of February 17, 2004, was filed as an exhibit to the Corporation’s Form 10-K, Document No. 0000054381-04-000032 filed with the Securities and Exchange Commission on March 5, 2004.
by reference

Exhibit 10g (v)
Amendment No. 1 to Amended and Restated Employment Agreement between Ronald M. Galla and Kaman Corporation, dated as of February 17, 2004, was filed as an exhibit to the Corporation’s Form 10-K, Document No. 0000054381-04-000032 filed with the Securities and Exchange Commission on March 5, 2004.
by reference

Exhibit 10g (vi)
Amendment No. 1 to Amended and Restated Employment Agreement between Robert M. Garneau and Kaman Corporation, dated as of February 17, 2004, was filed as an exhibit to the Corporation’s Form 10-K, Document No. 0000054381-04-000032 filed with the Securities and Exchange Commission on March 5, 2004.
by reference

Exhibit 10g (vii)
Amendment No. 1 to Amended and Restated Employment Agreement between T. Jack Cahill and Kaman Industrial Technologies Corporation, dated as of February 17, 2004, was filed as an exhibit to the Corporation’s Form 10-K, Document No. 0000054381-04-000032 filed with the Securities and Exchange Commission on March 5, 2004.
by reference

Exhibit 10g (viii)
Amendment No. 2 to Amended and Restated Employment Agreement between Joseph H. Lubenstein and Kaman Aerospace Corporation, dated as of February 17, 2004, was filed as an exhibit to the Corporation’s Form 10-K, Document No. 0000054381-04-000032 filed with the Securities and Exchange Commission on March 5, 2004.
by reference

Exhibit 10g (ix)
Amendment No. 1 to Amended and Restated Employment Agreement between Robert H. Saunders, Jr. and Kaman Music Corporation, dated as of February 17, 2004, was filed as an exhibit to the Corporation’s Form 10-K, Document No. 0000054381-04-000032 filed with the Securities and Exchange Commission on March 5, 2004.
by reference

Exhibit 10g (x)
Second Addendum to Change in Control Agreement between Candace A. Clark and Kaman Corporation, dated as of November 11, 2003, was filed as an exhibit to the Corporation’s Form 10-K, Document No. 0000054381-04-000032 filed with the Securities and Exchange Commission on March 5, 2004.
by reference

Exhibit 10g (xi)
Second Addendum to Change in Control Agreement between Ronald M. Galla and Kaman Corporation, dated as of November 11, 2003, was filed as an exhibit to the Corporation’s Form 10-K, Document No. 0000054381-04-000032 filed with the Securities and Exchange Commission on March 5, 2004.
by reference

Exhibit 10g (xii)
Second Addendum to Change in Control Agreement between Robert M. Garneau and Kaman Corporation, dated as of November 11, 2003, was filed as an exhibit to the Corporation’s Form 10-K, Document No. 0000054381-04-000032 filed with the Securities and Exchange Commission on March 5, 2004.
by reference

Exhibit 10g (xiii)
Second Addendum to Change in Control Agreement between T. Jack Cahill and Kaman Industrial Technologies Corporation, dated as of November 11, 2003, was filed as an exhibit to the Corporation’s Form 10-K, Document No. 0000054381-04-000032 filed with the Securities and Exchange Commission on March 5, 2004.
by reference

Exhibit 10g (xiv)
Second Addendum to Change in Control Agreement between Joseph H. Lubenstein and Kaman Aerospace Corporation, dated as of November 11, 2003, was filed as an exhibit to the Corporation’s Form 10-K, Document No. 0000054381-04-000032 filed with the Securities and Exchange Commission on March 5, 2004.
by reference

Exhibit 10g (xv)
Second Addendum to Change in Control Agreement between Robert H. Saunders, Jr. and Kaman Music Corporation, dated as of November 11, 2003, was filed as an exhibit to the Corporation’s Form 10-K, Document No. 0000054381-04-000032 filed with the Securities and Exchange Commission on March 5, 2004.
by reference

Exhibit 10g (xvi)
Employment Agreement between Russell H. Jones and Kaman Corporation, dated as of February 17, 2004, was filed as an exhibit to the Corporation’s Form 10-K, Document No. 0000054381-04-000032 filed with the Securities and Exchange Commission on March 5, 2004.
by reference

Exhibit 10g (xvii)
Change in Control Agreement between Russell H. Jones and Kaman Corporation, dated as of November 11, 2003, was filed as an exhibit to the Corporation’s Form 10-K, Document No. 0000054381-04-000032 filed with the Securities and Exchange Commission on March 5, 2004.
by reference

Exhibit 10h (i)	Form of Incentive Stock Option Agreement under the Kaman Corporation 2003 Stock Incentive Plan	attached

Exhibit 10h (ii)	Form of Non-Statutory Stock Option Agreement under the Kaman Corporation 2003 Stock Incentive Plan	attached

Exhibit 10h (iii)	Form of Stock Appreciation Right Agreement under the Kaman Corporation 2003 Stock Incentive Plan	attached

Exhibit 10h (iv)	Form of Restricted Stock Agreement under the Kaman Corporation 2003 Stock Incentive Plan	attached

Exhibit 11	Statement regarding computation of per share earnings.	attached

Exhibit 13	Portions of the Corporation's 2004 Annual Report to Shareholders as required by Item 8.	attached

Exhibit 14	Kaman Corporation Code of Business Conduct was filed as Exhibit 14 to the Corporation’s Form 10-K, Document No. 0000054381-04-000032 filed with the Securities and Exchange Commission on March 5, 2004.	by reference

Exhibit 21	Subsidiaries	attached

Exhibit 23	Consent of Independent Registered Public Accounting Firm	attached

Exhibit 24	Power of attorney under which this report was signed on behalf of certain directors.	attached

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934.	attached

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934.	attached

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	attached

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	attached