Form 10-Q
period 2005-04-01
KAMAN CORP
filed 2005-05-06
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Quarterly Period Ended April 1, 2005

OR

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ___ to ___

Commission File No. 0-1093

KAMAN CORPORATION

(Exact name of registrant as specified in its charter)

Connecticut	06-0613548
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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
Yes X                No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 1, 2005:

Class A Common	22,142,262
Class B Common	667,814

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1.  Financial Statements:

Condensed Consolidated Balance Sheets
(In thousands)

	April 1, 2005		December 31, 2004
Assets:
Current assets:
Cash and cash equivalents		$12,136		$12,369
Accounts receivable, net		202,516		190,141
Inventories:
Contracts and other work in process	$74,980		$72,057
Finished goods	19,157		21,544
Merchandise for resale	105,435	199,572	103,117	196,718

Deferred income taxes		34,665		35,837
Other current assets		16,111		15,270
Total current assets		465,000		450,335

Property, plant & equip., at cost	159,971		158,599
Less accumulated depreciation
and amortization	111,791		109,641
Net property, plant & equipment		48,180		48,958

Goodwill		41,301		40,933
Other intangible assets, net		14,583		14,605
Deferred income taxes		4,024		4,086
Other assets, net		3,402		3,414

Total assets		$576,490		$562,331

See accompanying notes to condensed consolidated financial statements.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1.  Financial Statements, Continued:

Condensed Consolidated Balance Sheets (continued)
(In thousands)

	April 1, 2005	December 31, 2004
Liabilities and Shareholders' Equity:

Current liabilities:

Notes payable	$8,712	$7,255
Current portion of long-term debt	39,036	17,628
Accounts payable - trade	70,098	74,809
Accrued contract losses	30,848	37,852
Accrued restructuring costs	4,115	3,762
Other accrued liabilities	36,635	38,961
Advances on contracts	17,950	16,721
Other current liabilities	25,091	26,305
Income taxes payable	4,134	2,812

Total current liabilities	236,619	226,105

Long-term debt, excl. current portion	16,856	18,522
Other long-term liabilities	35,695	33,534
Shareholders' equity	287,320	284,170

Total liabilities and shareholders’ equity	$576,490	$562,331

See accompanying notes to condensed consolidated financial statements.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1.  Financial Statements, Continued:

Condensed Consolidated Statements of Operations
(In thousands except per share amounts)

	For the Three Months Ended

	April 1, 2005	April 2, 2004

Net sales	$263,306	$245,151

Costs and expenses:
Cost of sales	192,411	183,412
Selling, general and administrative expense	62,178	58,720
Other operating income	(458)	(318)
Interest expense, net	712	795
Other expense, net	238	484
	255,081	243,093

Earnings before income taxes	8,225	2,058
Income taxes	3,520	885

Net earnings	$4,705	$1,173

Net earnings per share:
Basic	$.21	$.05
Diluted (1)	$.21	$.05

Weighted average shares outstanding:
Basic	22,778	22,648
Diluted	23,649	23,660

Dividends declared per share	$.11	$.11

(1) The calculated diluted per share amount for the three months ended April 2, 2004 is anti-dilutive, therefore, amount shown is equal to the basic per share calculation.

See accompanying notes to condensed consolidated financial statements.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1.  Financial Statements, Continued:

Condensed Consolidated Statements of Cash Flows
(In thousands)

	For the Three Months Ended

	April 1, 2005	April 2, 2004

Cash flows from operating activities:
Net earnings	$4,705	$1,173
Depreciation and amortization	2,289	2,238
Provision for losses on accounts receivable	53	358
Deferred income taxes	1,233	-
Other, net	2,320	1,025
Changes in current assets and liabilities,
excluding effects of acquisitions/divestitures:
Accounts receivable	(12,420)	(16,353)
Inventory	(3,431)	(10,174)
Income taxes receivable	-	1,043
Accounts payable	(4,709)	(807)
Accrued contract losses	(7,005)	494
Accrued restructuring costs	353	(664)
Advances on contracts	1,229	273
Income taxes payable	1,322	763
Changes in other current assets and liabilities	(4,389)	(2,428)

Cash provided by (used in) operating activities	(18,450)	(23,059)

Cash flows from investing activities:
Expenditures for property, plant & equipment	(1,098)	(1,586)
Acquisition of businesses, less cash acquired	(367)	-
Other, net	711	370

Cash provided by (used in) investing activities	(754)	(1,216)

See accompanying notes to condensed consolidated financial statements.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1.  Financial Statements, Continued:

Condensed Consolidated Statements of Cash Flows (continued)
(In thousands)

	For the Three Months Ended

	April 1, 2005	April 2, 2004

Cash flows from financing activities:

Changes in notes payable	1,456	3,158
Changes in debt	19,741	25,996
Proceeds from exercise of employee stock plans	278	309
Purchases of treasury stock	-	(4)
Dividends paid	(2,504)	(2,489)

Cash provided by (used in) financing activities	18,971	26,970

Net increase (decrease) in cash and cash equivalents	(233)	2,695

Cash and cash equivalents at beginning of period	12,369	7,130

Cash and cash equivalents at end of period	$12,136	$9,825

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (In thousands)

Basis of Presentation

The December 31, 2004 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of Kaman Corporation and subsidiaries. In the opinion of management, the balance of the condensed financial information reflects all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented and are of a normal recurring nature, unless otherwise disclosed in this report. Certain amounts in prior period condensed consolidated financial statements have been reclassified to conform to current year presentation.

The corporation has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with the first quarter ending on a Friday. The first quarter for 2005 and 2004 ended on April 1, 2005 and April 2, 2004, respectively. The re-titling of the headings to the closing dates for 2004 does not have an impact on the corporation’s financial results for the first quarter of 2004.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1.  Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, continued (In thousands)

The statements should be read in conjunction with the consolidated financial statements and notes included in the corporation’s annual report on Form 10-K for the year ended December 31, 2004. The results of operations for the interim period presented are not necessarily indicative of trends or of results to be expected for the entire year.

As reported in the year-end 2004 Form 10-K, the corporation has restated its 2004 statement of operations for the first quarter of 2004. The adjustment decreased earnings per share diluted from $0.06, originally reported, to $0.05 for the first quarter of 2004.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" (“SFAS 123(R)”). The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award. In April 2005, the Securities and Exchange Commission (the "SEC") announced that the effective date of SFAS 123(R) would be delayed from June 15, 2005 until January 1, 2006, for calendar year companies. The corporation will adopt SFAS 123(R) effective January 1, 2006 and expects that the adoption of such standard will have a negative impact on the corporation’s results of operations. The corporation anticipates that it will apply one of the available prospective accounting methods for the application of SFAS 123(R).

Cash Flow Items

Cash payments for interest were $1,166 and $1,093 for the three months ended April 1, 2005 and April 2, 2004, respectively. Cash payments for income taxes, net of refunds, for the comparable periods were $1,029 and $(791), respectively.

Comprehensive Income

Comprehensive income was $5,256 and $2,104 for the three months ended April 1, 2005 and April 2, 2004, respectively. The changes to net earnings used to determine comprehensive income are comprised of foreign currency translation adjustments.

Kaman Corporation and Subsidiaries
Part I - Financial Information
Item 1.  Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, continued (In thousands)

Accounts Receivable

Accounts receivable consist of the following:

	April 1, 2005	December 31, 2004

Trade receivables	$96,049	$87,158

U.S. Government contracts:
Billed	23,241	15,360
Costs and accrued profit - not billed	2,882	5,062

Commercial and other government contracts:
Billed	22,314	25,057
Costs and accrued profit - not billed	63,603	63,024

Less allowance for doubtful accounts	(5,573)	(5,520)

Total	$202,516	$190,141

Shareholders’ Equity
Changes in shareholders’ equity for the first quarter 2005 were as follows:

Balance, January 1, 2005	$284,170

Net earnings	4,705
Foreign currency translation adjustment	551
Comprehensive income	5,256

Dividends declared	(2,507)
Employee stock plans	401

Balance, April 1, 2005	$287,320

Kaman Corporation and Subsidiaries
Part I - Financial Information
Item 1.  Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, continued (In thousands)

Restructuring Costs

The following table displays the activity and balances of the pre-tax charges relating to the Moosup, CT plant closure as of and for the quarter ended April 1, 2005:

	Balance at			Balance at
	December 31,		Cash	April 1,
	2004	Additions	Payments	2005
Restructuring costs
Facility closing	$3,762	$815	$(462)	$4,115
Total restructuring costs	$3,762	$815	$(462)	$4,115

The increase in accrued restructuring costs during the first quarter of 2005 represents additional costs associated with the closing and eventual sale of the facility. The majority of the accrual is included in general and administrative expense in the consolidated statement of operations.

Warranty Reserve

As discussed in a previous report, the corporation has been working to resolve two warranty-related matters for which it recorded a $3,507 charge in the fourth quarter of 2004. One of the issues involves a supplier’s recall of a switch embedded in certain Dayron bomb fuzes. Approximately $2,660 of the fourth quarter charge was recorded to address this matter. The second warranty issue involves bomb fuzes manufactured for the U. S. Army utilizing systems in place at the time Dayron was acquired by Kaman that have since been found to contain an incorrect part. Approximately $847 of the fourth quarter charge was recorded to address this matter. In connection with this second issue, on March 18, 2005, the corporation was notified that the U.S. Attorney’s Office for the Middle District of Florida and the Defense Criminal Investigative Service had initiated an investigation into the matter. Dayron is cooperating fully with the investigation and working with these authorities to resolve the matter in a mutually satisfactory manner. In the first quarter of 2005, the corporation recorded an additional $644 charge to account for its current best estimate of the additional cost associated with this matter. No work with respect to these two matters has been performed through the first quarter of 2005

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1.  Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, continued (In thousands)

Pension Cost

Components of net pension cost are as follows:

	For the Three Months Ended

	April 1, 2005	April 2, 2004

Service cost for benefits earned	$2,873	$2,558
Interest cost on projected benefit obligation	6,367	6,163
Expected return on plan assets	(7,119)	(7,169)
Net amortization and deferral	418	2
Net pension cost	$2,539	$1,554

The corporation plans to make a contribution of $4,747 during 2005.

Business Segments

Summarized financial information by business segment is as follows:

	April 1, 2005	December 31, 2004
Identifiable assets:
Aerospace	$293,032	$289,343
Industrial Distribution	169,792	164,711
Music	78,973	76,764
Corporate	34,693	31,513
	$576,490	$562,331

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1.  Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, continued (In thousands)

	For the Three Months Ended
	April 1, 2005	April 2, 2004

Net sales:

Aerospace	$65,681	$59,203

Industrial Distribution	155,993	145,607

Music	41,632	40,341

	$263,306	$245,151

Operating income:

Aerospace	$7,630	$3,026

Industrial Distribution	8,458	5,030

Music	2,574	1,981

Corporate expense	(9,487)	(6,700)

Operating income	9,175	3,337

Interest expense, net	(712)	(795)

Other expense, net	(238)	(484)

Earnings before income taxes	$8,225	$2,058

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1.  Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, continued (In thousands except per share amounts)

Stock Option Accounting

The following table reflects pro forma net earnings and earnings per share had the corporation elected to record employee stock option expense based on the fair value methodology:

	For the Three Months Ended

	April 1, 2005	April 2, 2004
Net earnings:

As reported	$4,705	$1,173

Stock compensation reported in net earnings, net of tax effect	76	712

Less stock compensation expense, net of tax effect	(261)	(898)

Pro forma net earnings	$4,520	$987

Earnings per share - basic:

As reported	.21	0.05
Pro forma	.20	0.04

Earnings per share - diluted:

As reported	.21	0.05	*
Pro forma	.20	0.04	*

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The pro forma amounts assume that the corporation had been following the fair value approach since the beginning.

* The calculated diluted per share amounts for the three months ended April 2, 2004 are anti-dilutive, therefore, amounts shown are equal to the basic per share calculation.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Overview

Kaman Corporation is composed of three business segments: Aerospace, Industrial Distribution, and Music.

In 2004, the corporation began the process of realigning its Aerospace subsidiary in order to provide for a more focused management structure. The Aerospace segment now has four primary operating units: Aerostructures, Fuzing, Helicopters and Kamatics. Beginning with this report, the corporation will report sales for each of these primary operating units.

The Aerostructures Division involves aerostructure and helicopter subcontract work. For the first quarter of 2005, this division constituted approximately 19.7 percent of Aerospace segment sales, compared to approximately 18.0 percent for the same period of 2004. The Aerostructures Jacksonville facility has achieved profitability for the first quarter of 2005. Additionally, the Sikorsky cockpit program has commenced and delivery of the first cockpit occurred in April 2005. The Fuzing Division manufactures products primarily involving systems, devices and assemblies for a variety of military applications, including safe, arm and fuzing devices for several missile and bomb programs; precision non-contact measuring systems for industrial and scientific use; and high reliability memory systems for airborne, shipboard, and ground-based programs. For the first quarter of 2005, this division constituted approximately 19.4 percent of segment sales, compared to approximately 15.1 percent for the same period of 2004. The Fuzing Joint Programmable Fuze (“JPF”) program continues to progress with the release of Lot 2 in late 2004. Sales for this program along with increased deliveries for certain other programs have resulted in sales growth for Fuzing. Results at Fuzing include a charge taken during the first quarter of approximately $0.7 million related to the Dayron operation as further described below. The Helicopters Division includes prime helicopter production along with spare parts and support for the SH-2G multi-mission maritime helicopter and the K-MAX medium-to-heavy external lift helicopter. For the first quarter of 2005, this business constituted approximately 23.1 percent of segment sales, compared to approximately 30.4 percent for the same period of 2004. The Helicopters Division continued to work toward finalizing the testing of the Integrated Tactical Avionics System ("ITAS") software for the Australian SH-2G(A) program. Sales for the quarter primarily consisted of supplemental services associated with the Australian program along with sales of spare parts, maintenance programs and the sale of a K-MAX helicopter. The Kamatics subsidiary primarily manufactures proprietary self-lubricating bearings used in most commercial airliners operated by the major and regional airlines, and most military aircraft. This operation constituted approximately 34.9 percent of segment sales for the first quarter of 2005, compared to 33.4 percent the same period of 2004. Kamatics continues to be a primary component of the Aerospace segment with record sales and operating profit for the first quarter of 2005. The corporation’s Electro-Optics Development Center (EODC) produced the balance of the sales for the Aerospace segment.

The Industrial Distribution segment is the nation's third largest industrial distributor of power transmission, motion control, material handling and electrical components, and a wide range of bearings. This segment offers more than 1.5 million items, as well as value-added services to a base of more than 50,000 customers spanning nearly every sector of North American industry from nearly 200 branches and four regional distribution centers in the United States, Canada, and Mexico. Results for the first quarter of 2005 reflect an increase in sales and operating profit for the Industrial Distribution segment as a result of strong market demand, certain price increases and a higher level of recognition of rebate income.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Music segment is the largest independent distributor of musical instruments and accessories in the United States, and is involved in a combination of designing, manufacturing, marketing and distributing more than 15,000 products from several facilities located in the United States and Canada, to retailers of all sizes in domestic and international markets for musicians at all skill levels. The Music segment showed an improvement in sales during the first quarter primarily due to increased sales to large national customers.

Overall, the first quarter of 2005 reflected record sales in the Industrial Distribution segment and by the Kamatics subsidiary in the Aerospace segment along with strong sales in the Music segment. All of the corporation’s segments also had increased operating profits.

For discussion of the activities of, and factors affecting, each of these business segments, please refer to the specific discussions below.

Tabular Presentation of Financial Results

The following table summarizes certain financial results of the corporation and its business segments for the first quarter of 2005 compared to the same period of 2004:

Segment Information
(In millions)

	For the Three Months Ended

	April 1, 2005	April 2, 2004
Net sales:
Aerospace	$65.7	$59.3
Industrial Distribution	156.0	145.6
Music	41.6	40.3
	263.3	245.2
Operating income:
Aerospace	7.6	3.0
Industrial Distribution	8.5	5.0
Music	2.6	2.0
Corporate expense	(9.5)	(6.7)
Operating income	9.2	3.3

Interest expense, net	(.7)	(.8)

Other expense, net	(.3)	(.4)

Earnings before income taxes	8.2	2.1

Income taxes	3.5	.9

Net earnings	$4.7	$1.2

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion and Analysis of Net Sales By Business Segment

Aerospace Segment

In 2004, the company realigned its Kaman Aerospace subsidiary in order to provide for a more focused management structure. Kaman Aerospace now has three operating divisions: Aerostructures, Fuzing, and Helicopters, which, together with the Kamatics subsidiary comprise the four principal operating units of the Aerospace segment.

Beginning in the first quarter of 2005, the corporation is reporting net sales for each of these four principal operating units of the Aerospace segment. Aerospace segment net sales increased 10.9 percent for the first quarter of 2005 compared to the first quarter of 2004. The Kamatics subsidiary continues to be an important element of the segment with record sales for the first quarter of 2005. The Aerostructures Division and Fuzing Division in the Aerospace segment showed continued improvement with respect to sales growth.

Aerostructures Division

First quarter 2005 net sales for the Aerostructures Division were $12.9 million, compared to $10.7 million for the 2004 period. Aerostructures Division net sales for the full year 2004 were $46.9 million. This business involves the production of aircraft subassemblies and other parts for commercial airliners and the C-17 military transport, as well as helicopter subcontract work. Operations are generally conducted at the Jacksonville, Florida and Wichita, Kansas facilities.

The Aerostructures Division has made further progress related to reestablishing levels of customer satisfaction and improved performance metrics in the Jacksonville facility during the first quarter of 2005. As a result of these efforts, the Jacksonville facility achieved profitability for the first quarter of 2005, which is the first profitable quarter since the relocation of detail manufacturing operations from Moosup, Connecticut in mid-2003. Sales for the quarter were primarily due to work for Boeing and the C-17 Program.

The recent award from Sikorsky Aircraft Corporation, in the third quarter 2004, for a multi-year contract under which Kaman will manufacture the cockpit for four models of the Sikorsky BLACK HAWK helicopter is key in helping to broaden the business base at the Jacksonville facility which should help to improve profitability. The initial work having a value of $27.7 million, covers 80 units that are currently on contract, and includes installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines, and the composite structure that holds the windscreen. The multi-year contract has follow-on options that, if fully exercised, would include the fabrication of approximately 349 units, and bring the total potential value to Kaman to approximately $100.0 million over five years. The first cockpit was delivered in April 2005. Starting with the 13th cockpit, the Aerostructures Division expects to take primary responsibility for manufacturing the parts as well as assembling the cockpits in the Jacksonville facility.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Kaman Corporation is a member of an international team that includes Lockheed Martin, Bell Helicopter, and Agusta Westland that was selected in January 2005 by the U.S. Government to provide the next “Marine One” presidential helicopter. In that capacity, the corporation is bidding on a share of the work being sourced into the U.S.

Fuzing Division

First quarter 2005 net sales for the Fuzing Division were $12.8 million compared to $9.0 million in the 2004 period. Fuzing Division net sales for the full year 2004 were $57.0 million. This division manufactures products for military and commercial markets, including safe, arm and fuzing devices for a number of major missile and bomb programs as well as precision measuring systems and mass memory systems. Operations are conducted at the Middletown, Connecticut and Orlando, Florida (Dayron) facilities.

Management continues to work on identifying and correcting certain internal operational issues at the Dayron Orlando facility. As previously discussed in the year end 2004 report on Form 10-K, the corporation has been working to resolve two warranty-related matters for which it recorded a $3.5 million charge in the fourth quarter of 2004. One of the issues involves a supplier’s recall of a switch embedded in certain Dayron bomb fuzes, and approximately $2.7 million of the fourth quarter 2004 charge was for this issue. The second warranty issue involves bomb fuzes manufactured for the U. S. Army utilizing systems in place at the time Dayron was acquired by Kaman that have since been found to contain an incorrect part. Approximately $0.8 million of the fourth quarter 2004 charge was recorded to address this matter.

In connection with the second issue, on March 18, 2005, Dayron was notified that the U.S. Attorney’s Office for the Middle District of Florida and the Defense Criminal Investigative Service had initiated an investigation into the matter. Dayron is cooperating fully with the investigation and working with these authorities to resolve the matter in a mutually satisfactory manner. In the first quarter of 2005, the corporation recorded a pre-tax charge in the amount of approximately $0.7 million to account for its current best estimate of the additional cost associated with this matter in addition to that already contemplated by the charge recorded in the fourth quarter of 2004, bringing the total charge currently expected to be incurred in this matter to approximately $1.5 million.

Dayron has a contract with the U.S. Air Force for production of the advanced FMU-152A/B Joint Programmable Fuze. The JPF contract has a value of $13.6 million covering low rate initial production and production of Lot 1 that extends through 2005 and includes options for eight additional years of production, which, if fully exercised, would bring the total potential value of the contract to $168.7 million. In late 2004, the Air Force released production for Lot 2 (including some additional production) for $11.4 million. These releases under the contract plus development and engineering activity along with special tool and test equipment, bring the total value to approximately $36.4 million to date. During the quarter, the corporation continued to work on material flow and manpower ramp-up to meet production requirements and the corporation has begun marketing the JPF to allied militaries. As deliveries to the U.S. military increase under the contract, management expects that efficiencies will also increase and that program profitability will improve, with further enhancement once orders are received from allied militaries.  Additionally, the Fuzing Division is working toward expanding its supply base for certain products. An increased supply base will allow for greater flexibility, cost effectiveness and better service to its customers.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Helicopters Division

First quarter 2005 net sales for the Helicopters Division were $15.2 million compared to $18.0 million in the 2004 period. Helicopters Division net sales for the full year 2004 were $67.0 million, including the effect of an $18.2 million negative sales adjustment to eliminate the company’s investment in contracts with MD Helicopters, Inc. The Helicopters Division includes the SH-2G multi-mission maritime helicopter and the K-MAX medium-to-heavy external lift helicopter, along with spare parts and support. The SH-2G helicopter program generally consists of retrofit of the corporation's SH-2F helicopters to the SH-2G configuration or refurbishment of existing SH-2G helicopters. The SH-2, including its F and G configurations, was originally manufactured for the U.S. Navy. The SH-2G aircraft is currently in service with the Egyptian Air Force and the New Zealand and Polish navies. Operations are primarily conducted at the Bloomfield, Connecticut facility.

Work continues on the SH-2G(A) program for Australia which involves the production of eleven helicopters with support, including a support services facility, for the Royal Australian Navy ("RAN"). The total contract has a current anticipated value of approximately $740.5 million. The helicopter production portion of the program is valued at approximately $606.4 million, essentially all of which has been recorded as sales through the first quarter of 2005. This contract has been in a loss position since 2002. The in-service support center portion of the program has a current anticipated value of approximately $134.1 million of which 33 percent has been recorded as sales through the first quarter of 2005.

Production of the eleven SH-2G(A) aircraft for the program is essentially complete. The aircraft still lack the full ITAS software and progress is continuing on this element of the program. As of April 1, 2005, the corporation has a remaining accrued contract loss of $19.5 million most of which was recorded in 2002. This accrual continues to be monitored and adjusted if necessary to accommodate the complexity of the integration process and the results of the testing process. The RAN has provisionally accepted eight aircraft through the end of the first quarter. The corporation currently expects to deliver the first fully operational aircraft in the third quarter 2005. The RAN is expected to begin the final acceptance process for all eleven aircraft shortly thereafter.

The corporation continues to maintain a consignment of the U.S. Navy's inventory of SH-2 spare parts under a multi-year agreement that provides the corporation the ability to utilize certain inventory for support of its SH-2G programs. Also, the corporation continues to market the SH-2G helicopter on an international basis. However this market is highly competitive and heavily influenced by economic and political conditions. In order to broaden its opportunities, the corporation is working to develop programs to provide depot level maintenance and upgrade work on the helicopters.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The corporation continues to support K-MAX helicopters that are operating with customers. In February 2005, the Helicopters Division sold a previously leased helicopter for approximately $3.6 million. At the end of the first quarter 2005, K-MAX inventories included approximately $20.7 million in spare parts and $7.1 million in aircraft currently leased or on deposit. As previously reported, the corporation wrote down the value of existing aircraft, excess spare parts, and equipment inventories in 2002, following a market evaluation of the K-MAX helicopter program, which had experienced several years of market difficulties. The corporation continues to market the K-MAX to both U.S. and foreign governments to perform such roles as an unmanned cargo hauler for the military, large-scale infrastructure construction programs in remote regions or its already established forestry and firefighting work. While the K-MAX helicopter production line remains inactive, the corporation may consider producing additional aircraft upon receipt of a substantial firm order by a customer.

Kamatics Subsidiary

First quarter 2005 net sales for the Kamatics subsidiary, (which includes RWG, the company’s German aircraft bearing manufacturer) were $23.0 million compared to $19.8 million in the 2004 period. Kamatics net sales for the full year 2004 were $77.1 million. Kamatics primarily manufactures proprietary self-lubricating bearings used in aircraft flight controls, turbine engines and landing gear that are currently in use in almost all military and commercial aircraft in production in North and South America and Europe as well as driveline couplings for helicopters. Operations are primarily conducted at the Bloomfield, Connecticut and Dachsbach, Germany facilities. Kamatics had a strong first quarter as a result of improving market conditions and increased shipments to Boeing, Airbus and other customers in both the commercial and military sectors. As the aviation industry strengthened, the company increased production levels to manage an increasing backlog which led to additional sales. Additionally, Kamatics’ dedication to meeting and exceeding customer expectations with respect to quality and timely delivery continues to make Kamatics a strong presence in its industry. Kamatics continues to look for new opportunities to further enhance its market presence.

Other Aerospace Matters

Since 2001, the company's Electro-Optics Development Center ("EODC") had been teamed with the University of Arizona ("University") to build a 6.5-meter aperture collimator that will be used for testing large optical systems in a vacuum environment. EODC had been working under a $12.8 million fixed-price contract to design and fabricate the structural, electrical, mechanical and software control systems for the collimator. EODC has experienced significant cost growth in its portion of the program which it believes is a result of changes in the scope of the project, and in April 2004 submitted a claim in the amount of $6.3 million to the University to recover these additional costs. Having been unable to satisfactorily resolve this matter, the company filed suit against the University on September 17, 2004 to recover these costs and stopped production on the program. The University thereafter filed a counterclaim and although additional efforts were made to resolve the matter out of court, no resolution has been reached as of the end of the first quarter. The litigation process is ongoing. Management is unable to make a determination as to the outcome of the litigation as of the end of the first quarter 2005.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Industrial Distribution Segment

Industrial Distribution segment net sales increased approximately 7.1 percent in the first quarter of 2005 compared to the same period of 2004. Results for the first quarter 2005 reflect an increase in sales primarily due to an increased demand in the Central and West regions, principally related to continued strength in the paper, mining, and printing accounts in the Central region and primary materials accounts in the West region. The demand for products in the Northeast region has tapered slightly due to certain slower original equipment manufacturing (OEM) sectors.

This segment is the third largest North American industrial distributor servicing the bearings, electrical/mechanical power transmission, fluid power, motion control and materials handling markets. Products and value-added services are offered to a customer base of more than 50,000 companies representing a highly diversified cross section of North American industry. Because of its diversified customer base, segment performance tends to track the U.S. Industrial Production Index and is affected to a large extent by the overall business climate for its customer industries, including plant capacity utilization levels and the effect of pricing spikes and/or interruptions for basic commodities such as steel and oil. Generally the market continues to be positive and stable but global demand for basic materials such as scrap steel, coal, cement and copper has been outpacing supply which would lead to longer lead times. There has also been a trend by customers to purchase inventory on a “just in time” basis which is putting a strain on the segment as the lead times associated with the segment’s suppliers has also begun to lengthen, specifically in the large bore product groups used in the heavy industry as well as the rubber and hose product groups. Management continues to focus on maintaining the appropriate inventory levels to meet customer expectations and minimize risk of inventory obsolescence.

Success in the segment’s markets requires a combination of competitive pricing (with pricing pressures more pronounced with respect to larger customers) and value-added services that save customers money while helping them become more efficient and productive. Management believes that this segment has the appropriate platforms, including technology, systems management and customer and supplier relationships, to compete effectively in the evolving and highly fragmented industrial distribution industry. The segment’s size and scale of operations allow it to attract highly skilled personnel and realize internal operating efficiencies, and also to take advantage of vendor incentives. Management believes that the segment’s resources and product knowledge enable it to offer a comprehensive product line and invest in sophisticated inventory management and control systems while its position in the industry enhances its ability to rebound during economic recoveries and grow through acquisitions.

Over the past several years, large companies have increasingly centralized their purchasing, focusing on suppliers that can service all of their plant locations across a wide geographic area. To meet these requirements, the segment has expanded its geographic presence through the selective opening of new branches and acquisitions in key markets of the upper mid-west, the south, Mexico and Canada. The segment’s footprint of nearly 200 locations now covers 70 of the top 100 industrial markets in the United States. Management’s goal is to grow the Industrial Distribution segment by expanding into additional areas that enhance its ability to compete for large regional and national customer accounts.

During the first quarter of 2005, the segment added Chemical Lime, a limestone mining company with operations in Alabama, California and Texas, as a new national account.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Music Segment

Music segment net sales increased approximately 3.2 percent for the first quarter of 2005 compared to the same period of 2004. The increase in sales is primarily attributable to a strong demand by certain large national retailers during the quarter. Growth in such products as Gretsch® drums, Sabian® cymbals and the proprietary U.S. Ovation® guitars continued during the first quarter. The positive effects of the increased sales were partially offset by a decrease in demand by the smaller retail customers who had excess inventory at the end of the year due to lower than expected sales during the Christmas season.

The segment is the largest independent distributor of music instruments and accessories in the United States and is involved in a combination of designing, manufacturing, marketing and distributing more than 15,000 products from several facilities in the United States and Canada to retailers of all sizes worldwide for musicians of all skill levels. The segment's array of fretted instruments includes premier and proprietary products, such as the Ovation® and Hamer® guitars, and Takamine® guitars under an exclusive distribution agreement. The Ovation LX series premium guitar, introduced in 2004, continues to receive high acceptance ratings from players and industry reviews have been outstanding. The business is affected by changes in consumers’ musical tastes and interests and by actual consumer spending levels.

A principal strategy of the segment has been to add popular premier branded products that can be brought to market exclusively by the segment. The segment has also significantly extended its line of percussion products and accessories over the past few years, augmenting its CB, Toca® and Gibraltar® lines to include an exclusive distribution agreement with Gretsch® drums and acquiring Latin Percussion (a leading distributor of hand percussion instruments) and Genz Benz (an amplification equipment manufacturer). The segment continues to seek opportunities to add exclusive premier brand product lines that would build upon the segment's market position.

An important industry trend of the past several years has been consolidation in the retail market with the growth in the very large retail chains. The concentration of sales to these large customers is increasing and along with this is an increase in pricing pressures. Management believes that it has built upon its competitive advantages by creating and maintaining industry-leading distribution systems and the computerized business-to-business capabilities that large national retailers increasingly require, while continuing to support its traditional base of small retailers. While the vast majority of the segment’s sales are to North American customers, the segment has been building its presence in European, Asian and Australian markets as well. Music segment operations are headquartered in Bloomfield, Connecticut and conducted from a manufacturing plant in New Hartford, Connecticut and strategically placed warehouse facilities to cover North America.

Discussion and Analysis of Operating Profits by Business Segment

Operating profit is a key indicator utilized by management in its evaluation of the performance of its business segments. The Aerospace segment operating profits increased 152.1 percent in the first quarter 2005 compared to the first quarter of 2004. Operating profit for the Industrial Distribution segment increased 68.2 percent in the first quarter of 2005 compared to the same period in the prior year. Operating profit for the Music segment increased 29.9 percent in 2005 compared to 2004. Operating profit for all segments has primarily increased as the result of continued growth in sales along with continued focus on managing cost growth.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Aerospace Segment

This segment's operating profit increased 152.1 percent to $7.6 million for the first quarter of 2005, compared to $3.0 million for the same period of 2004. Operating profit in both periods includes $0.7 million and $0.8 million in idle facility costs in 2005 and 2004, respectively, which is primarily associated with the absence of new helicopter orders at the Bloomfield facility.

All but the Fuzing Division in the Aerospace segment generated operating profit. The Jacksonville facility in the Aerostructures Division has continued its progress and established profitability through new orders from customers, including Boeing, Sikorsky and the C-17 program and lower general and administrative expenses as a result of the realignment of the Kaman Aerospace subsidiary. Additionally, in other divisions there were lower general and administrative costs as a result of lower employee costs and slower spending for research and development. The corporation expects that these research and development costs will be incurred in future quarters in 2005. Kamatics experienced an increase in operating profit primarily due to increased sales, product mix and continued cost control resulting from lean implementation activities. These results were predominately attributable to Kamatics and to a lesser extent to the Aerostructures and Helicopters Divisions. These positive results were partially offset by an operating loss in the Fuzing Division, principally due to additional contract losses on certain programs and the additional warranty related reserve described above.

Management continues discussions with the U.S. Naval Air Systems Command (“NAVAIR”) regarding the potential purchase of a portion of the Bloomfield campus that the Aerospace subsidiary currently leases from NAVAIR and has operated for several decades for the principal purpose of performing U.S. government contracts. Management believes that ownership of the facility, which is currently utilized for flight and ground test operations and limited parts manufacturing, can be helpful to its ongoing operations. As previously reported, as part of its decision-making process, the corporation is discussing with NAVAIR and General Services Administration the method that would be used to calculate the purchase price of the facility, which could possibly include the corporation undertaking some level of the environmental remediation that may be legally required in the event of a sale of the property. In applying the guidance of SFAS 5 “Accounting for Contingencies”, the corporation’s management has concluded that, while not probable, it is reasonably possible that the corporation may agree to undertake some level of environmental remediation, should the facility be sold to the corporation. Based on the discussions so far, however, it is not possible to determine the magnitude, if any, of such a potential undertaking. Therefore, no liability for environmental remediation at the facility has been recorded to date.

The corporation is also working with government and environmental authorities to prepare the closed Moosup facility for eventual sale.

Industrial Distribution Segment

This segment's operating profit increased 68.2 percent to $8.5 million for the first quarter of 2005, compared to $5.0 million for the same period of 2004. The segment experienced an increase in sales volume during the first quarter 2005 which contributed to the growth in operating profit. Additionally, there was a one-time benefit in gross margin growth due to certain price increases. There were other favorable effects that impacted the first quarter, including a higher realization of vendor incentives in the form of rebates and a decrease in the bad debt reserve as a result of improved collections of older accounts, offset partially by an increase in the reserve for sales returns and allowances during the first quarter.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Music Segment

This segment's operating profit increased 29.9 percent to $2.6 million for the first quarter of 2005, compared to $2.0 for the same period of 2004. These results are attributable to increased sales as well as an improved gross profit rate primarily due to a general price increase in the product lines. Additionally, continuing foreign currency exchange rate changes and the decreasing value of the U.S. dollar have resulted in increased costs to purchase certain inventory. The segment has attempted to address this situation, in part by increasing prices on certain products recognizing that this could lead to potential pricing pressure in the future.

Net Earnings and Certain Expense Items

For the first quarter of 2005, the corporation reported net earnings of $4.7 million, or $0.21 earnings per share diluted, compared to net earnings of $1.2 million, or $.05 earnings per share in the first quarter 2004 diluted. The first quarter earnings are primarily due to increased operating profits in the Industrial Distribution segment, Music segment and Kamatics offset by an increase in corporate expenses, as further discussed below.

Selling, general and administrative expenses increased $3.5 million to $62.2 million for the first quarter 2005 compared to $58.7 million for the first quarter 2004. The Aerospace segment portion decreased $1.2 million whereas the majority of the increase is attributable to increases in the Industrial Distribution segment and corporate expenses of $1.7 million and $2.8 million, respectively. The Music segment had a slight increase in expenses of $0.2 million. The Aerospace segment decrease was primarily attributable to lower costs as a result of the Kaman Aerospace subsidiary realignment as it related to personnel costs as well as slower spending for research and development of approximately $0.7 million. These cost savings were offset by an increase in Kamatics general and administrative expenses of approximately $0.5 million primarily due to sales growth for the quarter. The Industrial Distribution segment general and administrative expenses growth for the quarter was primarily due to an increase in certain incentive compensation of approximately $0.6 million for the first quarter as a result of increased sales and $0.7 million in other employee costs primarily consisting of merit increases, taxes, insurance and pension costs. The increase in corporate general and administrative costs related principally to a $1.7 million increase for the long-term incentive program, a $0.8 million increase in reserves associated with the Moosup facility, and a $0.8 million increase attributable to fringe benefits and a $0.3 million increase in audit fees, partially offset by a decrease in stock appreciation rights expense of $1.0 million.

Interest expense, net decreased to $0.7 million for the first quarter 2005 compared to $0.8 million in the first quarter 2004, primarily due to a decrease in average borrowings offset by an increase in interest rates period over period.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the first quarter of 2005, the effective tax rate was calculated at approximately 42.8 percent, representing the combined estimated federal and state tax effects attributable to the expected net earnings for the year. The first quarter 2004 effective tax rate was 43.0 percent.

For a discussion of Financial Accounting Standards Board Statements applicable to the corporation, please refer to the corporation's annual report on Form 10-K for the year-ended December 31, 2004.

Critical Accounting Estimates

Preparation of the corporation’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements in the Corporation’s Annual Report, incorporated by reference in Form 10-K for the fiscal year 2004, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the corporation's critical accounting policies and significant estimates in the first quarter.

Liquidity and Capital Resources

Discussion and Analysis of Cash Flows

Management assesses the corporation’s liquidity in terms of its ability to generate cash to fund operating, investing and financing activities. Cash flow generation is another key performance indicator reviewed by management in evaluating business segment performance. Significant factors affecting the management of liquidity include earnings, cash flows generated from or used by operating activities, capital expenditures, investments in the business segments and their programs, acquisitions, dividends, adequacy of available bank lines of credit, and factors which might otherwise affect the corporation’s business and operations generally, as described below under the heading “Forward-Looking Statements”. During the first quarter of 2005, the corporation continued to rely to a significant extent upon borrowings under its revolving credit agreement in order to satisfy working capital requirements, along with the regular payment of quarterly dividends, because cash flows from operations were insufficient for these purposes. While it is anticipated that cash flows from operations will improve during 2005, and debt levels should be reduced upon successful completion of the Australia SH-2G(A) program, management also expects that bank borrowings will continue to provide an important source of support for the corporation’s activities. The corporation’s current revolving credit agreement will expire in November 2005 and management expects that it will be replaced with an equally appropriate facility in order to support the corporation’s future cash requirements. Management believes that its current and future credit agreements, along with cash generated from operations, will be adequate to support its anticipated future liquidity requirements.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The corporation’s expectation is to maintain operating profits for the year, and it is expected that these profits will produce positive cash flow which will further support the corporation’s cash requirements.

Net cash used in operating activities decreased to $18.5 million for the first quarter 2005 compared to $23.1 million for the first quarter of 2004. The decrease of approximately $4.6 million in cash used in operating activities is primarily attributable to increased sales and operating profits for Industrial Distribution, Music and the Kamatics subsidiary which has provided an additional cash inflow during the first quarter 2005 compared to the first quarter 2004. Additionally in the first quarter of 2004, the Industrial Distribution segment purchased significant amounts of inventory in order to benefit from certain vendor buying programs. The Music segment also purchased significant amounts of inventory during the first quarter 2004 in order to replenish inventory levels as a result of a strong Christmas season. The segments did not engage in the same level of inventory purchasing during the first quarter of 2005. This resulted in a lower cash outflow for inventory purchases during the first quarter 2005 as compared to the first quarter of 2004. The Aerospace segment also contributed to increased cash flow partially through receipt of $3.6 million from the sale of a K-MAX helicopter. These cash inflows were also somewhat offset by cash outflows in the Helicopters Division associated with additional materials and labor related to the Australian SH-2G(A) program.

Net cash used in investing activities decreased slightly to $0.8 million in 2005 from $1.2 million in 2004. The decrease is primarily due to slower spending related to capital expenditures. Total capital expenditures for the first quarter 2005 were approximately $1.1 million as compared to $1.6 million in 2004.

Net cash provided by financing activities also decreased to $19.0 million during the first quarter 2005 compared to $27.0 million during the first quarter 2004. The decrease in cash from financing activities is primarily attributable to a decrease in borrowing activity. The reduction in cash required to be derived from financing activities is directly attributable to improved cash flow from operating activities due to the increase in sales and operating profit for the corporation for the first quarter 2005 compared to the first quarter 2004.

Contractual Obligations

There has been no material change outside the ordinary course of business in the corporation's contractual obligations during the first quarter of 2005. Please see the corporation's annual report on Form 10-K for the year ended December 31, 2004 for a discussion of its contractual obligations.

Off-Balance Sheet Arrangements

There has been no material change in the corporation's off-balance sheet arrangements as of the first quarter of 2005. Please see the corporation's annual report on Form 10-K for the year ended December 31, 2004 for a discussion of such arrangements.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other Sources/Uses of Capital

At the end of the first quarter of 2005, the corporation had $18.2 million of its 6% convertible subordinated debentures outstanding. The debentures are convertible into shares of Class A common stock at any time on or before March 15, 2012 at a conversion price of $23.36 per share, generally at the option of the holder. Pursuant to a sinking fund requirement that began March 15, 1997, the corporation redeems approximately $1.7 million of the outstanding principal of the debentures each year.

In November 2000, the corporation's board of directors approved a replenishment of the corporation's stock repurchase program, providing for repurchase of an aggregate of 1.4 million Class A common shares for use in administration of the corporation's stock plans and for general corporate purposes. No additional shares were repurchased during the first quarter of 2005. For a discussion of share repurchase activity during the three months ended April 1, 2005, please refer to Part II, Item 2 of this report.

With respect to its tax-qualified defined benefit pension plan, the corporation expects to expense approximately $10.2 million and make a contribution of $4.8 million during 2005 attributable to calendar year 2005, based upon the asset value of the pension trust fund as of December 31, 2004.

Financing Arrangements

Total average bank borrowings for the first quarter of 2005 were $40.0 million compared to $46.0 million for the same period last year. The corporation maintains a revolving credit agreement, as amended, (the "Revolving Credit Agreement") with several banks that provides a $150 million five-year commitment scheduled to expire in November 2005. Interest is charged at current market rates. The financial covenants include a requirement that the corporation have i) EBITDA, at least equal to 300% of net interest expense, on the basis of a rolling four quarters and ii) a ratio of consolidated total indebtedness to total capitalization of not more than 55%. The agreement also incorporates a financial covenant which provides that if the corporation's EBITDA to net interest expense ratio is less than 6 to 1, the ratio of i) accounts receivable and inventory for certain Kaman subsidiaries to ii) the corporation's consolidated total indebtedness cannot be less than 1.6 to 1. The corporation remains in compliance with those financial covenants as of the end of the first quarter 2005.

Facility fees under the Revolving Credit Agreement are charged on the basis of the corporation's credit rating from Standard & Poor’s, which is a BBB investment grade rating. Management believes that this is a favorable rating for a corporation of its size and the rating was reaffirmed by Standard & Poor’s in April 2005. The rating continues to be accompanied by a "negative outlook" which was assigned to the corporation and several other aerospace companies in the wake of the events of September 11, 2001 and the subsequent weakness in aerospace markets. Under the terms of the current Revolving Credit Agreement, if this rating should decrease, the effect would be to increase facility fees as well as the interest rates charged.

The corporation also maintains a є9.5 million term loan and revolving credit facility (the "Euro Credit Agreement") with Wachovia Bank National Association, one of its Revolving Credit Agreement lenders. In general, the Euro Credit Agreement contains the same financial covenants as the Revolving Credit Agreement described previously and the term of the Euro Credit Agreement expires at the same time as the Revolving Credit Agreement.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of the end of the first quarter of 2005, borrowings under the Revolving Credit Agreement are included in the current portion of long-term debt. The corporation plans to replace the Revolving Credit Agreement and the Euro Credit Agreement, which both expire in 2005, with another arrangement that meets its financial needs. As of April 1, 2005, there was $96.9 million available for borrowing under the Revolving Credit Agreement.

Letters of credit are generally considered borrowings for purposes of the Revolving Credit Agreement. A total of $26.4 million in letters of credit were outstanding at the end of the first quarter 2005, a significant portion of which is related to the Australia SH-2G(A) program. The letter of credit for the production portion of the Australia program has a balance of $17.0 million, the majority of which is expected to remain in place until this portion of the program is completed.

Forward-Looking Statements

This report may contain forward-looking information relating to the corporation's business and prospects, including aerostructures and helicopter subcontract programs and components, advanced technology products, the SH-2G and K-MAX helicopter programs, the industrial distribution and music businesses, operating cash flow, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of competitions for government programs and thereafter contract negotiations with government authorities, both foreign and domestic; 2) political conditions in countries where the corporation does or intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) economic and competitive conditions in markets served by the corporation, particularly defense, commercial aviation, industrial production and consumer market for music products, as well as global economic conditions; 5) satisfactory completion of the Australian SH-2G(A)program, including successful completion and integration of the full ITAS software; 6) receipt and successful execution of production orders for the JPF U.S. government contract including the exercise of all contract options and receipt of orders from allied militaries, as both have been assumed in connection with goodwill impairment evaluations; 7) satisfactory resolution of the EODC/University of Arizona litigation; 8) achievement of enhanced business base in the Aerospace segment in order to better absorb overhead and general and administrative expenses, including successful execution of the contract with Sikorsky for the BLACK HAWK Helicopter program; 9) satisfactory results of negotiations with NAVAIR concerning the corporation's leased facility in Bloomfield, Conn.; 10) profitable integration of acquired businesses into the corporation's operations; 11) changes in supplier sales or vendor incentive policies; 12) the effect of price increases or decreases; 13) pension plan assumptions and future contributions; 14) continued availability of raw materials in adequate supplies; 15) satisfactory resolution of the supplier switch and incorrect part issues attributable to Dayron suppliers and others; 16) cost growth in connection with potential environmental remediation activities related to the Bloomfield and Moosup facilities; 17) successful replacement of the Corporation’s revolving credit facility upon its expiration in November 2005; 18) changes in laws and regulations, taxes, interest rates, inflation rates, general business conditions and other factors and 19) the effects of currency exchange rates and foreign competition on future operations. Any forward-looking information provided in this report should be considered with these factors in mind. The Corporation assumes no obligation to update any forward-looking statements contained in this report.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the corporation’s exposure to market risk during the quarter ended April 1, 2005. Please see the corporation’s annual report on Form 10-K for the year ended December 31, 2004 for discussion of the corporation’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Management has carried out an evaluation, under the supervision and with the participation of Kaman Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Kaman Corporation’s disclosure controls and procedures as of April 1, 2005. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon management’s evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of April 1, 2005, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Kaman Corporation files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls

In 2004, the Kaman Aerospace subsidiary's operations were realigned, with the creation of three new principal operating divisions from existing Aerospace subsidiary operations: Aerostructures, Fuzing and Helicopters. During 2004, Kaman Aerospace subsidiary process documentation applied to each of the operating divisions. Beginning in 2005, each of the divisions is in the process of revising process documentation and re-evaluating and testing internal controls over financial reporting for their own specific operations.

There were no other changes in internal controls over financial reporting at the Corporation that occurred that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The following table provides information about purchases of Class A common shares by the corporation during the three months ended April 1, 2005:

			Total Number
			of Shares	Maximum
			Purchased as	Number of
	Total		Part of	Shares That
	Number	Average	Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Plan	the Plan

01/01/05-
01/28/05	-	-	269,607	1,130,393

01/29/05-
02/25/05	-	-	269,607	1,130,393

02/26/05-
04/01/05	-	-	269,607	1,130,393

Item 4.  Submission of Matters to Vote of Security Holders

The annual meeting of the shareholders of the Corporation was held at the offices of the Corporation on April 19, 2005. Following is a brief description of each matter voted upon at the meeting:

1. Election of Directors

The following ten (10) individuals were elected directors of the Corporation to serve until the next annual meeting and until their successors have been elected:

Brian E. Barents	E. Reeves Callaway III	John A. DiBiaggio
Edwin A. Huston	C. William Kaman II	Eileen S. Kraus
Paul R. Kuhn	Walter H. Monteith, Jr.	Wanda Lee Rogers
Richard J. Swift

For each director, the Class B shareholders voted 650,376 shares in favor and 1,840 with authority withheld. There were no abstentions or broker non-votes.

Kaman Corporation and Subsidiaries
Part II - Other Information

2.	Approval of Certain Performance-Based Arrangements under the Kaman Corporation 1993 and 2003 Stock Incentive Plans for purposes of Section 162(m) of the Internal Revenue Code.

A proposal to approve certain performance-based arrangements under the Kaman Corporation 1993 and 2003 Stock Incentive Plans for purposes of Section 162(m) of the Internal Revenue Code was adopted by the Class B shareholders who voted 596,236 shares in favor, 55,980 shares opposed, and no shares abstaining. There were no broker non-votes.

3. Ratification of KPMG LLP Appointment

A proposal to ratify the appointment of KPMG LLP as the Corporation's auditors during the ensuing year was adopted by the Class B shareholders who voted 652,216 shares in favor, none against, with no abstentions and no broker non-votes.

Item 6. Exhibits

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

KAMAN CORPORATION
Registrant

Date: May 6, 2005	By: /s/ Paul R. Kuhn
Paul R. Kuhn
Chairman, President and
Chief Executive Officer
(Duly Authorized Officer)

Date: May 6, 2005	By: /s/ Robert M. Garneau
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