Form 10-Q
period 2005-07-01
KAMAN CORP
filed 2005-08-03
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Quarterly Period Ended July 1, 2005

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
Yes X              No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 1, 2005:

Class A Common	22,187,133
Class B Common	667,814

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets
(In thousands)

	July 1, 2005		December 31, 2004

Assets:
Current assets:
Cash and cash equivalents		$10,048		$12,369
Accounts receivable, net		190,654		190,141
Inventories:
Contracts and other
work in process	$77,514		$72,057
Finished goods	16,375		21,544
Merchandise for resale	107,694	201,583	103,117	196,718

Deferred income taxes		32,953		35,837
Other current assets		14,989		15,270
Total current assets		450,227		450,335

Property, plant & equip., at cost	162,696		158,599
Less accumulated depreciation
and amortization	113,741		109,641
Net property, plant & equipment		48,955		48,958

Goodwill		41,152		40,933
Other intangible assets, net		14,574		14,605
Deferred income taxes		4,092		4,086
Other assets, net		4,629		3,414

Total assets		$563,629		$562,331

See accompanying notes to condensed consolidated financial statements.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Condensed Consolidated Balance Sheets (continued)
(In thousands)

	July 1, 2005	December 31, 2004
Liabilities and Shareholders' Equity:

Current liabilities:

Notes payable	$4,266	$7,255
Current portion of long-term debt	23,267	17,628
Accounts payable - trade	76,834	74,809
Accrued contract losses	22,140	37,852
Accrued restructuring costs	3,649	3,762
Other accrued liabilities	49,676	38,961
Advances on contracts	16,605	16,721
Other current liabilities	25,318	26,305
Income taxes payable	2,704	2,812

Total current liabilities	224,459	226,105

Long-term debt, excl. current portion	16,873	18,522
Other long-term liabilities	35,007	33,534
Shareholders' equity	287,290	284,170

Total liabilities and shareholders’ equity	$563,629	$562,331

See accompanying notes to condensed consolidated financial statements.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Condensed Consolidated Statements of Operations
(In thousands except per share amounts)

	For the Three Months Ended		For the Six Months Ended

	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004

Net sales	$271,263	$247,509	$534,569	$492,660

Costs and expenses:
Cost of sales	200,573	192,092	392,984	375,504
Selling, general and
administrative expense	64,023	57,952	126,201	116,672
Net gain on sale of assets	(93)	(235)	(93)	(235)
Other operating income	(525)	(435)	(983)	(753)
Interest expense, net	638	949	1,350	1,744
Other expense, net	470	177	708	661
	265,086	250,500	520,167	493,593

Earnings (loss) before income taxes	6,177	(2,991)	14,402	(933)
Income tax benefit (expense)	(3,420)	1,289	(6,940)	404

Net earnings (loss)	$2,757	$(1,702)	$7,462	$(529)

Net earnings (loss) per share:
Basic	$.12	$(.07)	$.33	$(.02)
Diluted (1)	$.12	$(.07)	$.33	$(.02)

Weighted average shares outstanding:
Basic	22,815	22,686	22,797	22,667
Diluted	23,693	22,686	23,671	22,667

Dividends declared per share	$.125	$.11	$.235	$.22

(1) The calculated diluted per share amounts for the three months ended and six months ended July 2, 2004 are anti-dilutive, therefore, amounts shown are equal to the basic per share calculation.

See accompanying notes to condensed consolidated financial statements.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Condensed Consolidated Statements of Cash Flows
(In thousands)

	For the Six Months Ended

	July 1, 2005	July 2, 2004

Cash flows from operating activities:
Net earnings (loss)	$7,462	$(529)
Depreciation and amortization	4,577	4,634
Provision for losses on accounts receivable	(27)	289
Net gain on sale of assets	(93)	(235)
Deferred income taxes	3,308	-
Other, net	1,982	1,815
Changes in current assets and liabilities,
excluding effects of acquisitions:
Accounts receivable	(669)	(23,200)
Inventory	(5,653)	(6,250)
Income taxes receivable	-	(1,552)
Accounts payable	2,102	(1,972)
Accrued contract losses	(15,693)	4,930
Accrued restructuring costs	(113)	(1,519)
Advances on contracts	(116)	(168)
Income taxes payable	(79)	6
Changes in other current assets and liabilities	9,735	6,947

Cash provided by (used in) operating activities	6,723	(16,804)

Cash flows from investing activities:
Proceeds from sale of assets	263	348
Expenditures for property, plant & equipment	(4,129)	(3,834)
Acquisition of businesses, less cash acquired	(1,448)	(399)
Other, net	(343)	(1,129)

Cash provided by (used in) investing activities	(5,657)	(5,014)

See accompanying notes to condensed consolidated financial statements.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Condensed Consolidated Statements of Cash Flows (continued)
(In thousands)

	For the Six Months Ended

	July 1, 2005	July 2, 2004

Cash flows from financing activities:

Changes in notes payable	(2,989)	(451)
Changes in debt	3,988	30,141
Proceeds from exercise of employee stock plans	625	629
Purchases of treasury stock	-	(4)
Dividends paid	(5,011)	(4,982)

Cash provided by (used in) financing activities	(3,387)	25,333

Net increase (decrease) in cash and cash equivalents	(2,321)	3,515

Cash and cash equivalents at beginning of period	12,369	7,130

Cash and cash equivalents at end of period	$10,048	$10,645

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (In thousands)

Basis of Presentation

The December 31, 2004 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of Kaman Corporation and subsidiaries. In the opinion of management, the amounts of the condensed consolidated financial information reflects all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented and are of a normal recurring nature, unless otherwise disclosed in this report. Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to current year presentation.

The corporation has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The second quarter and year-to-date for 2005 and 2004 ended on July 1, 2005 and July 2, 2004, respectively. The re-titling of the headings to the closing dates for 2004 does not have an impact on the corporation’s financial results for the quarter or six months ended July 2, 2004.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, continued (In thousands)

The statements should be read in conjunction with the consolidated financial statements and notes included in the corporation’s annual report on Form 10-K for the year ended December 31, 2004. The results of operations for the interim periods presented are not necessarily indicative of trends or of results to be expected for the entire year.

As reported in the 2004 Form 10-K, the corporation has restated its 2004 statement of operations for the second quarter of 2004. The adjustment reduced the loss per share diluted by $.01 from a loss of $(.08), originally reported, to $(.07) for the three months ended July 2, 2004, while earnings per share diluted for the six months ended July 2, 2004 remained the same.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" (“SFAS 123(R)”). The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award. In April 2005, the Securities and Exchange Commission (the "SEC") announced that the effective date of SFAS 123(R) would be delayed from June 15, 2005 until January 1, 2006, for calendar year companies. The corporation will adopt SFAS 123(R) effective January 1, 2006 and expects that the adoption of such standard will have an impact on the corporation’s results of operations similar to the results presented in the corporation’s current Stock Option Accounting footnote. The corporation anticipates that it will apply one of the prospective accounting methods for the application of SFAS 123(R).

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application for voluntary changes in accounting principles unless it is impracticable to do so. The provisions of this statement are effective for fiscal periods beginning after December 15, 2005. Upon the effective date of this provision, in the event of a voluntary accounting principle change, the corporation will adopt this standard in accordance with its terms.

Cash Flow Items

Cash payments for interest were $1,783 and $1,756 for the six months ended July 1, 2005 and July 2, 2004, respectively. Cash payments for income taxes, net of refunds, for the same periods were $4,228 and $1,055, respectively.

Kaman Corporation and Subsidiaries
Part I - Financial Information
Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, continued (In thousands)

Comprehensive Income (Loss)

Comprehensive income (loss) was $7,512 and $(263) for the six months ended July 1, 2005 and July 2, 2004, respectively. Comprehensive income (loss) was $2,255 and $(2,367) for the three months ended July 1, 2005 and July 2, 2004, respectively. The changes to net earnings used to determine comprehensive income are comprised of foreign currency translation adjustments.

Income Taxes

The effective tax rate represents the combined estimated federal, state and foreign tax effects attributable to the expected net earnings for the year. The effective income tax rate increased to 48.2 percent for the first six months of 2005, compared to an effective tax benefit of approximately 43.3 percent for the corresponding period of 2004. As a result, the tax rate for the second quarter of 2005 increased to 55.4 percent as compared to a tax benefit of 43.1 percent during the second quarter of 2004. The higher tax rate arose from the non-deductibility of certain compensation expenses due to an increase in the price of Kaman shares during the second quarter of 2005 and expenses associated with the corporation’s proposed recapitalization plan.

Accounts Receivable

Accounts receivable consist of the following:

	July 1, 2005	December 31, 2004

Trade receivables	$93,273	$87,158

U.S. Government contracts:
Billed	18,222	15,360
Costs and accrued profit - not billed	2,347	5,062

Commercial and other government contracts:
Billed	23,907	25,057
Costs and accrued profit - not billed	58,398	63,024

Less allowance for doubtful accounts	(5,493)	(5,520)

Total	$190,654	$190,141

Kaman Corporation and Subsidiaries
Part I - Financial Information
Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, continued (In thousands)

Shareholders’ Equity
Changes in shareholders’ equity for the six months ended July 1, 2005 were as follows:

Balance, December 31, 2004	$284,170

Net earnings	7,462
Foreign currency translation adjustment	50
Comprehensive income	7,512

Dividends declared	(5,361)
Employee stock plans	969

Balance, July 1, 2005	$287,290

Restructuring Costs

The following table displays the activity and balances of the pre-tax charges relating to the Moosup, CT plant closure as of and for the six months ended July 1, 2005:

	Balance at			Balance at
	December 31,		Cash	July 1,
	2004	Additions	Payments	2005
Restructuring costs
Facility closing	$3,762	$815	$(928)	$3,649
Total restructuring costs	$3,762	$815	$(928)	$3,649

The increase in accrued restructuring costs during the six months ended July 1, 2005 represents additional costs associated with the closing and eventual sale of the facility. The additions to the accrual are included in general and administrative expense in the consolidated statement of operations.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, continued (In thousands)

Product Warranty Costs

Reserves are recorded on the condensed consolidated balance sheets to reflect the corporation’s contractual liabilities related to warranty commitments to customers. Warranty coverage of various lengths and terms are provided to customers based upon standard terms and conditions or negotiated contractual agreements. An estimated warranty expense is recorded at the time of the sale based upon historical warranty return rates and repair costs, or at the point in time when a specific warranty related expense is considered probable and can be estimated. Changes in the carrying amount of accrued product warranty costs for the six months ended July 1, 2005 are summarized as follows:

Balance at December 31, 2004	$3,827
Warranty costs incurred	(6)
Product warranty accrual	1,935
Release to income	(913)
Balance at July 1, 2005	$4,843

As discussed in previous reports, the corporation has been working to resolve two warranty-related matters for which it recorded a $3,507 charge in the fourth quarter of 2004. The first issue involves a supplier’s recall of a switch embedded in certain Dayron bomb fuzes. Approximately $2,660 of the fourth quarter charge was recorded to address this matter. The second warranty issue involves bomb fuzes manufactured for the U. S. Army utilizing systems which originated before Dayron was acquired by Kaman that have since been found to contain an incorrect part. Approximately $847 of the fourth quarter charge was recorded to address this matter. In connection with this second issue, on March 18, 2005, the corporation was notified that the U.S. Attorney’s Office for the Middle District of Florida and the Defense Criminal Investigative Service had initiated an investigation into the matter. Dayron is cooperating fully with the investigation and working with these authorities to resolve the matter in a mutually satisfactory manner. In the first quarter of 2005, the corporation recorded an additional $644 charge, bringing the total charge to $1,491 related to this second warranty issue. On July 1, 2005, Dayron received information from the customer indicating that some work related to the matter is no longer necessary. As a result, the total liability for this matter has been reduced by $275 to $1,216, which represents the corporation’s best estimate of the costs currently expected to be incurred in this matter.

On June 29, 2005, the corporation notified its two affected customers of a non-conforming part that may have an impact on certain aircraft panels manufactured by the Aerostructures facility in Wichita, Kansas, beginning in September 2002. The corporation’s management has concluded that it is probable that the division will incur costs to manufacture the replacement panels and as a result has recorded a charge for $377 during the second quarter of 2005. On August 2, 2005, the corporation received information from one of the customers indicating that the panels would have to be replaced. Furthermore, the customer has advised the corporation that there will be additional costs to replace and install the panels on the aircraft. While the corporation believes that it will ultimately be responsible for some level of additional costs, it is currently unable to estimate the amount associated with such responsibility because additional information must be developed, including evaluation of contract provisions, the amount of re-work and the number of affected aircraft. Management is working with its customers to resolve this issue in a mutually satisfactory manner.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, continued (In thousands)

Pension Cost

Components of net pension cost are as follows:

	For the Three Months Ended		For the Six Months Ended

	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004

Service cost for benefits earned	$2,873	$2,558	$5,746	$5,116
Interest cost on projected
benefit obligation	6,367	6,163	12,734	12,326
Expected return on plan assets	(7,119)	(7,169)	(14,238)	(14,338)
Net amortization and deferral	418	2	836	4
Net pension cost	$2,539	$1,554	$5,078	$3,108

The corporation plans to make a contribution of $4,747 during 2005 of which $1,187 has been paid as of the six months ended July 1, 2005.

Business Segments

Summarized financial information by business segment is as follows:

	July 1, 2005	December 31, 2004
Identifiable assets:
Aerospace	$283,028	$289,343
Industrial Distribution	172,452	164,711
Music	77,546	76,764
Corporate	30,603	31,513
	$563,629	$562,331

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, continued (In thousands)

	For the Three Months Ended		For the Six Months Ended

	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004

Net sales:

Aerospace	$76,039	$67,139	$141,720	$126,342

Industrial Distribution	157,467	145,283	313,460	290,890

Music	37,757	35,087	79,389	75,428

	$271,263	$247,509	$534,569	$492,660

Operating income (loss):

Aerospace	$9,533	$(3,615)	$17,163	$(589)

Industrial Distribution	8,398	5,793	16,856	10,823

Music	1,854	1,363	4,428	3,344

Net gain on sale of assets	93	235	93	235

Corporate expense	(12,593)	(5,641)	(22,080)	(12,341)

Operating income (loss)	7,285	(1,865)	16,460	1,472

Interest expense, net	(638)	(949)	(1,350)	(1,744)

Other expense, net	(470)	(177)	(708)	(661)

Earnings (loss) before income taxes	$6,177	$(2,991)	$14,402	$(933)

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, continued (In thousands except per share amounts)

Stock Option Accounting

The following table reflects pro forma net earnings and earnings per share had the corporation elected to record employee stock option expense based on the fair value methodology:

	For the Three Months			For the Six Months
	Ended			Ended
	July 1, 2005	July 2, 2004		July 1, 2005	July 2, 2004
Net earnings/(loss):

As reported	$2,757	$(1,702)		$7,462	$(529)
Stock compensation reported in net
earnings, net of tax effect	2,579	(167)		2,655	545
Less stock compensation expense, net
of tax effect	(2,765)	(19)		(3,026)	(917)

Pro forma net earnings/(loss)	$2,571	$(1,888)		$7,091	$(901)

Earnings/(loss) per share - basic:

As reported	0.12	(0.07)		0.33	(0.02)
Pro forma	0.11	(0.08)		0.31	(0.04)

Earnings/(loss) per share - diluted:

As reported	0.12	(0.07)	*	0.33	(0.02)	*
Pro forma	0.11	(0.08)	*	0.31	(0.04)	*

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The pro forma amounts assume that the corporation had been following the fair value approach since the beginning.

* The calculated diluted per share amounts for the three months and six months ended July 2, 2004 are anti-dilutive, therefore, amounts shown are equal to the basic per share calculation.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, continued (In thousands except per share amounts)

Recapitalization

On June 7, 2005, the corporation announced that it had entered into an agreement with certain members of the Kaman family that contemplated a proposed recapitalization that would simplify the corporation’s capital structure and enhance its corporate governance by eliminating the longstanding two-class structure of common stock. As reported, the Kaman family subsequently indicated its intention to terminate the recapitalization agreement in order to accept an alternate offer, as permitted under the terms of the recapitalization agreement. The matter was submitted to arbitration and following the arbiter's conclusion that the alternate offer was permissible under the terms of the recapitalization agreement, the corporation's board of directors approved a substitute recapitalization proposal on July 28, 2005. In accordance with the terms of the recapitalization agreement, the Kaman family has agreed to support the substitute recapitalization proposal and abandon the alternate transaction. The substitute proposal provides for an exchange ratio of 3.58 voting common shares for each share of Class B common stock and includes a part stock/part cash alternative under which Class B shareholders would have the right to elect instead to receive 1.84 voting common shares and $27.10 in cash for each of their shares of Class B common stock. Additional information about the recapitalization was previously reported by the corporation in its SEC Form 8-K Document Nos. 0000950172-05-001855 filed on June 8, 2005, 0000950172-05-001871 filed on June 8, 2005, 0000950172-05-001971 filed on June 22, 2005, 0000950172-05-001992 filed on June 24, 2005, 0000950172-05-002018 filed on June 29, 2005, 0000950172-05-002081 filed on July 1, 2005, 0000950172-05-002129 filed on July 6, 2005, 0000950172-05-002296 filed on July 22, 2005 and 0000950172-05-002382 filed on July 29, 2005.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Overview

Kaman Corporation is composed of three business segments: Aerospace, Industrial Distribution, and Music.

The Aerospace segment has four primary operating units: Aerostructures, Fuzing, Helicopters and Kamatics. The Aerostructures Division involves aerostructure and helicopter subcontract work. For the second quarter of 2005, this division constituted approximately 17.6 percent of Aerospace segment sales, compared to approximately 16.3 percent for the same period of 2004. The Aerostructures Jacksonville facility continued to be profitable for the second quarter of 2005 primarily as a result of an expanded business base, which includes the Sikorsky BLACK HAWK cockpit program. The Fuzing Division manufactures products primarily for military markets, including safe, arm and fuzing devices for several missile and bomb programs. For the second quarter of 2005, this division constituted approximately 19.8 percent of segment sales, compared to approximately 24.2 percent for the same period of 2004. The Fuzing Division’s Joint Programmable Fuze (“JPF”) program continued to progress during the second quarter of 2005. The Helicopters Division includes prime helicopter production along with spare parts and support for the SH-2G multi-mission maritime helicopter and the K-MAX medium-to-heavy external lift helicopter. For the second quarter of 2005, this business constituted approximately 30.6 percent of segment sales compared to approximately 27.3 percent for the same period of 2004. The Helicopters Division continued to work toward finalizing the testing of the Integrated Tactical Avionics System ("ITAS") software for the Australian SH-2G (A) program. Sales for the quarter primarily consisted of additional services associated with the Australia program along with sales of spare parts, maintenance programs and the sale of two K-MAX helicopters. The Kamatics subsidiary primarily manufactures proprietary self-lubricating bearings used in most commercial airliners operated by the major and regional airlines, and most military aircraft. This operation constituted approximately 30.1 percent of segment sales for the second quarter of 2005, compared to 27.8 percent for the same period of 2004. The corporation's Electro-Optics Development Center (EODC) produced the balance of the Aerospace segment’s second quarter sales in both 2005 and 2004.

The Industrial Distribution segment is the nation's third largest industrial distributor of power transmission, motion control, material handling and electrical components, and a wide range of bearings. This segment offers more than 1.5 million items, as well as value-added services to a base of more than 50,000 customers spanning nearly every sector of North American industry from approximately 200 branches and four regional distribution centers in the United States, Canada, and Mexico. Results for the second quarter of 2005 reflect an increase in sales and operating profit for the Industrial Distribution segment primarily as a result of continued strength in market demand in the Central and West regions.

The Music segment is the largest independent distributor of musical instruments and accessories in the United States, and is involved in a combination of designing, manufacturing, marketing and distributing more than 17,500 products from several facilities located in the United States and Canada, to retailers of all sizes in domestic and international markets for musicians at all skill levels. The Music segment experienced an improvement in sales during the second quarter primarily due to increased sales to large national customers.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overall, the second quarter of 2005 reflected strong sales in the Industrial Distribution segment, the Music segment and the Kamatics subsidiary in the Aerospace segment. Sales in the Aerostructures and Helicopters Divisions continue to improve as well. All of the corporation's segments had increased operating profits as compared to prior year periods.

For discussion of the activities of, and factors affecting, each of these business segments, please refer to the specific discussions below.

Tabular Presentation of Financial Results

The following table summarizes certain financial results of the corporation and its business segments for the second quarter of 2005 compared to the same period of 2004:

	Segment Information
	(In millions)

	For the Three Months		For the Six Months
	Ended		Ended

	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Net sales:
Aerospace	$76.0	$67.1	$141.7	$126.4
Industrial Distribution	157.5	145.3	313.5	290.9
Music	37.8	35.1	79.4	75.4
	271.3	247.5	534.6	492.7

Operating profit/(loss):
Aerospace	9.5	(3.6)	17.2	(.6)
Industrial Distribution	8.4	5.8	16.9	10.8
Music	1.9	1.4	4.4	3.4
Net gain on sale of assets	.1	.2	.1	.2
Corporate expense	(12.6)	(5.7)	(22.1)	(12.4)
Operating profit/(loss)	7.3	(1.9)	16.5	1.4

Interest expense, net	(.6)	(.9)	(1.4)	(1.7)

Other expense, net	(.5)	(.2)	(.7)	(.6)

Earnings/(loss) before income taxes	6.2	(3.0)	14.4	(.9)

Income tax benefit (expense)	(3.4)	1.3	(6.9)	.4

Net earnings (loss)	$2.8	$(1.7)	$7.5	$(.5)

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion and Analysis of Net Sales By Business Segment

Aerospace Segment

The Aerospace segment has four major operating units: Aerostructures, Fuzing, Helicopters and the Kamatics subsidiary, each of which is discussed below.

Aerospace segment net sales increased 13.3 percent to $76.0 million for the second quarter of 2005 compared to $67.1 million for the second quarter of 2004. Net sales increased 12.2 percent to $141.7 million for the first half of 2005 compared to $126.4 million in the first half of 2004. All operating units within the Aerospace segment showed continued improvement for the second quarter of 2005 compared to the second quarter of 2004 with the exception of the Fuzing Division. The Helicopters Division and Kamatics subsidiary were important contributors to the second quarter sales results, while all operating units generated increased sales for the six months ended July 1, 2005 compared to the prior year period.

Aerostructures Division

Second quarter 2005 net sales for the Aerostructures Division increased 22.3 percent to $13.4 million compared to $11.0 million in the 2004 period. Year to date net sales for 2005 increased 21.7 percent to $26.3 million compared to $21.7 million for the same period in 2004. This business involves the production of aircraft subassemblies and other parts for commercial airliners and the C-17 military transport, as well as helicopter subcontract work. For both the quarter and year to date 2005 and 2004, the wing structure assembly for the C-17 continued to be the largest program for Aerostructures. Additionally, the division continued the process of reestablishing levels of customer satisfaction and improved performance metrics in the Jacksonville facility during the second quarter of 2005. Operations are generally conducted at the Jacksonville, Florida and Wichita, Kansas facilities.

As previously reported, the corporation was awarded a multi-year contract under which the division manufactures the cockpit for four models of the Sikorsky BLACK HAWK helicopter. This program continues to be an important element in helping to broaden the business base at the Jacksonville facility and assist in improving profitability. The initial work having a value of $27.7 million, covers 80 units that are currently on contract, and includes installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines, and the composite structure that holds the windscreen. The multi-year contract has follow-on options that, if fully exercised, would include the fabrication of approximately 349 units, and bring the total potential value to the division to approximately $100.0 million. The first cockpit was delivered in April 2005 and through the second quarter a total of 4 cockpits were delivered to Sikorsky. It is expected that Aerostructures will assume responsibility for manufacturing the detail parts currently furnished to the division as well as continuing its present work assembling the cockpits in the Jacksonville facility and the division is working with Sikorsky regarding the transition of this aspect of the program.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On June 29, 2005, the corporation notified its two affected customers of a non-conforming part that may have an impact on certain aircraft panels manufactured by the Aerostructures facility in Wichita, Kansas, beginning in September 2002. The corporation’s management has concluded that it is probable that the division will incur costs to manufacture the replacement panels and as a result has recorded a charge for $0.4 million during the second quarter of 2005. On August 2, 2005, the corporation received information from one of the customers indicating that the panels would have to be replaced. Furthermore, the customer has advised the corporation that there will be additional costs to replace and install the panels on the aircraft. While the corporation believes that it will ultimately be responsible for some level of additional costs, it is currently unable to estimate the amount associated with such responsibility because additional information must be developed, including evaluation of contract provisions, the amount of re-work and the number of affected aircraft.  Management is working with its customers to resolve this issue in a mutually satisfactory manner.

Fuzing Division

Second quarter 2005 net sales for the Fuzing Division decreased 7.4 percent to $15.0 million compared to $16.2 million in the 2004 period. Year to date net sales for 2005, however, increased 10.2 percent to $27.8 million compared to $25.2 million for the same period in 2004. Sales for the JPF program along with accelerated deliveries for certain other programs have resulted in sales growth for Fuzing for the first half of 2005. This division manufactures products for military and commercial markets, primarily related to safe, arm and fuzing devices for several missile and bomb programs; as well as precision non-contact measuring systems for industrial and scientific use; and high reliability memory systems for airborne, shipboard, and ground-based programs. Principal customers include the U.S. militaries, General Dynamics, Raytheon Lockheed Martin and Boeing. Operations are conducted at the Middletown, Connecticut and Orlando, Florida (Dayron) facilities.

Management continues to work on correcting certain internal operational issues at the Dayron facility. As previously discussed, the corporation has been working to resolve two warranty-related matters. The first issue involves a supplier's recall of a switch embedded in certain Dayron bomb fuzes. The second warranty issue involves bomb fuzes manufactured for the U. S. Army utilizing systems which originated before Dayron was acquired by Kaman that have since been found to contain an incorrect part. In connection with the second issue, on March 18, 2005, Dayron was notified that the U.S. Attorney's Office for the Middle District of Florida and the Defense Criminal Investigative Service had initiated an investigation into the matter. Dayron is cooperating fully with the investigation and working with these authorities to resolve the matter in a mutually satisfactory manner.  On July 1, 2005, Dayron received information from the customer indicating that some work related to the matter is no longer necessary. The total liability for this matter has been reduced by $0.3 million to $1.2 million to reflect the corporation’s best estimate of the costs, including re-work, transportation costs and testing, currently expected to be incurred in this matter. Management anticipates that there will be additional costs with respect to the investigation not specifically related to the warranty matter that will be recorded in the period they are incurred.

As previously reported, Dayron has a contract with the U.S. Air Force for production of the advanced FMU-152A/B JPF. The contract has a potential value of $168.7 million, if all options for future years’ production are exercised. The releases to date under the contract plus development and engineering activity along with special tool and test equipment, bring the total contract value to approximately $36.4 million.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the first half of 2005, the corporation continued to work on material flow and manpower ramp-up to meet production requirements and the corporation is actively marketing the JPF to allied militaries. Additionally, the Fuzing Division has made progress toward expanding its supply base for certain products in order to allow for greater flexibility, cost effectiveness and better service to its customers. As deliveries to the U.S. military increase under the contract, management expects that efficiencies will also increase and that program profitability will improve, with further enhancement once orders are received from allied militaries. The corporation received its first small initial order from a foreign military in July 2005.

Helicopters Division

Net sales for the second quarter of 2005 for the Helicopters Division increased 26.8 percent to $23.3 million compared to $18.4 million in the corresponding 2004 period. The increase in sales for the second quarter 2005 compared to 2004 is principally a result of two K-MAX helicopters being sold during June 2005. There were no K-MAX sales during the second quarter of 2004. Year to date net sales for 2005 increased 5.7 percent to $38.5 million compared to $36.4 million for the same period in 2004. The Helicopters Division includes the SH-2G multi-mission maritime helicopter and the K-MAX medium-to-heavy external lift helicopter, along with spare parts and support. The SH-2G helicopter program generally consists of retrofit of the corporation's SH-2F helicopters to the SH-2G configuration or refurbishment of existing SH-2G helicopters. The SH-2, including its F and G configurations, was originally manufactured for the U.S. Navy. The SH-2G aircraft is currently in service with the Egyptian Air Force and the New Zealand and Polish navies. Operations are primarily conducted at the Bloomfield, Connecticut facility.

Work continues on the SH-2G(A) program for Australia, which involves the production of eleven helicopters with support, including a support services facility, for the Royal Australian Navy ("RAN"). The total contract has a current anticipated value of approximately $750.9 million. The helicopter production portion of the program is valued at approximately $608.2 million, essentially all of which has been recorded as sales through the second quarter of 2005. Additionally, the associated in-service support center program has a current anticipated value of approximately $142.7 million of which 34 percent has been recorded as sales through the second quarter of 2005.

Production of the eleven SH-2G(A) aircraft for the program is essentially complete. The aircraft still lack the full ITAS software and progress is continuing on this element of the program. This contract has been in a loss position since 2002. As of July 1, 2005, the corporation has a remaining accrued contract loss of $13.5 million, which includes an additional $3.1 million recorded during the second quarter of 2005 primarily to cover the cost of further testing to be performed on the ITAS software. This contract loss accrual continues to be monitored and adjusted as necessary to accommodate the complexity of the integration process and the results of the testing process. The RAN has provisionally accepted an additional aircraft in June 2005, bringing the number of aircraft provisionally accepted to nine. Provisional acceptance of the tenth aircraft is expected during the third quarter. The corporation currently expects to deliver the first fully operational aircraft in late 2005. The RAN is expected to begin the final acceptance process for all eleven aircraft shortly thereafter.

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

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The corporation is currently in the early stages of a standard depot level maintenance program for the ten aircraft delivered to Egypt in 1994. Work on the first aircraft continues and the second aircraft arrived at the Bloomfield facility late in the second quarter. The maintenance work for the first two aircraft plus an option for the next two aircraft has a total value of $5.3 million. The corporation is in conversations with the Egyptian government concerning various requested upgrades to the aircraft.

The corporation continues to support K-MAX helicopters that are operating with customers. During the second quarter 2005, the Helicopter Division sold two helicopters, one of which had been re-purchased from an existing customer and the other of which was a previously leased aircraft. At the end of the second quarter 2005, K-MAX inventories included approximately $20.2 million in spare parts and $4.5 million in aircrafts currently leased. Despite the write down of inventory values based upon a market evaluation during 2002, the corporation continues to market the K-MAX to both U.S. and foreign governments to perform such roles as an unmanned cargo hauler for the military, large-scale infrastructure construction programs in remote regions or its already established forestry and firefighting work. While the K-MAX helicopter production line remains inactive, the corporation may consider producing additional aircraft upon receipt of a substantial firm order by a customer.

Kamatics Subsidiary

Second quarter of 2005 net sales for the Kamatics subsidiary (which includes RWG, the company's German aircraft bearing manufacturer) increased 22.7 percent to $22.8 million compared to $18.6 million in the corresponding 2004 period. Year to date net sales increased 19.3 percent to $45.8 million compared to $38.4 million for the same period in 2004. Kamatics primarily manufactures proprietary self-lubricating bearings used in aircraft flight controls, turbine engines and landing gear that are currently used in almost all military and commercial aircraft in production in North and South America and Europe as well as driveline couplings for helicopters. Operations are conducted at the Bloomfield, Connecticut and Dachsbach, Germany facilities. Kamatics’ strong second quarter results were attributable to continued improvement in market conditions and increased shipments to Boeing, Airbus and other customers in both the commercial and military sectors. As the aviation industry strengthened, the subsidiary increased production levels to manage an increasing backlog, which is enabling the sales growth. Additionally, Kamatics' dedication to meeting and exceeding customer expectations with respect to quality and on-time delivery as well as its proprietary products gives the subsidiary a strong presence in its industry.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other Aerospace Matters

As previously reported, the corporation’s Electro-Optics Development Center in Tucson, Arizona, submitted a $6.3 million claim to the University of Arizona (University) in April 2004 to recover additional costs which the corporation believes are a result of changes in the scope of a $12.8 million fixed-price contract with the University. Having been unable to resolve the matter, Kaman filed suit in September 2004 to recover these costs from the University and discontinued work on the project. The University subsequently filed a counterclaim and the litigation process is ongoing. Management is unable to make a determination as to the outcome of the litigation as of the end of the second quarter of 2005.

Industrial Distribution Segment

The Industrial Distribution segment’s net sales increased 8.4 percent for the second quarter of 2005 to $157.5 million as compared to $145.3 million in the corresponding 2004 period. Net sales increased 7.8 percent to $313.5 million for the first half of 2005 compared to $290.9 million in the first half of 2004. Results for the quarter and six months ended July 1, 2005 reflect an increase in sales primarily due to continued demand in the Central and West regions in the United States, principally relating to continued strength in the paper, construction materials, mining, chemical, nondurable consumer goods and primary materials account in these regions. The demand for products in the Northeast region has tapered slightly primarily due to certain slower original equipment manufacturing (OEM) sectors.

This segment is the third largest North American industrial distributor servicing the bearings, electrical/mechanical power transmission, fluid power, motion control and materials handling markets. Products and value-added services are offered to a customer base of more than 50,000 companies representing a highly diversified cross section of North American industry. Because of its diversified customer base, segment performance tends to track the U.S. Industrial Production Index and is affected to a large extent by the overall business climate of its customer industries, including plant capacity utilization levels and the effect of pricing spikes and/or interruptions for basic commodities such as steel and oil. The U.S. capacity utilization has rebounded to nearly 80 percent, which is within range of its long-term average level and the overall assessment is that the outlook for the U.S. manufacturing economy remains positive. Based upon the point in the cycle, however, the recovery may now be in a decelerating mode. In the recent periods global demand for basic materials such as scrap steel, coal, cement and copper has been outpacing supply which has resulted in longer lead times in the production of certain products for the segment’s customers. There has also been a trend by customers to purchase inventory on a “just in time” basis which is presenting a challenge for the segment as the lead times required by the segment's suppliers have lengthened specifically in the large bore product groups used in the heavy industry as well as the rubber and hose product groups. Management continues to focus on maintaining the appropriate inventory levels to meet customer expectations and minimize the risk of inventory obsolescence.

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

During the second quarter of 2005, the segment continued to develop its national accounts business as it renewed its multi-year contract with Procter & Gamble, the segment’s largest customer, as well as entered into a new national account agreement with Del Monte.

Music Segment

Music segment net sales for the second quarter of 2005 were $37.8 million, which is an increase of 7.6 percent as compared to $35.1 million sales for the second quarter of 2004. Sales for the first half of the year of 2005 increased 5.3 percent to $79.4 million as compared to $75.4 million for the first half of 2004. The increase in sales is primarily attributable to continuing strong demand by certain large national retailers and an increase in export shipments during the quarter and six months ended July 1, 2005. Growth in such products as Gretsch® drums, Hamer® guitars, Takamine® guitars, Sabian® cymbals and the proprietary U.S. Ovation® guitars continued during the first half of the 2005 year. These positive results were slightly offset by lower sales primarily to non-national retailers due to a general softness in this retail group.

The segment is the largest independent distributor of musical instruments and accessories in the United States and is involved in a combination of designing, manufacturing, marketing and distributing more than 17,500 products from several facilities in the United States and Canada to retailers of all sizes worldwide for musicians of all skill levels. Kaman’s premium branded products, many of which are brought to the market on an exclusive basis, and the corporation’s market-leading business-to-business systems for its customer base of over 7,000 retailers nationwide, contribute to the performance of the business. The segment's array of fretted instruments includes premier and proprietary products, such as the Ovation and Hamer guitars, and Takamine guitars under an exclusive distribution agreement. The Ovation LX series premium guitar, introduced in 2004, continues to receive high acceptance ratings from players and industry reviews have been favorable. The segment has also significantly extended its line of percussion products and accessories over the past few years, augmenting its CB, Toca® and Gibraltar® lines to include an exclusive distribution agreement with Gretsch drums and acquiring Latin Percussion (the leading supplier of hand percussion instruments) and Genz Benz (an amplification equipment manufacturer). The segment continues to seek opportunities to add exclusive premier brand product lines that would build upon the segment's market position.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

While the vast majority of the segment's sales are to North American customers, the segment continued to build its presence in international markets as well. Also while certain key economies in Europe and Asia have recently struggled with slow consumer demand, the Music segment export division has performed favorably due to increased demand for its proprietary brands. Generally, the business is affected by changes in consumers' musical tastes and interests and by actual consumer spending levels. Music segment operations are headquartered in Bloomfield, Connecticut and conducted from a manufacturing plant in New Hartford, Connecticut and strategically placed warehouse facilities that cover North America.

Discussion and Analysis of Operating Profits by Business Segment

Operating profit is a key indicator utilized by management in its evaluation of the performance of its business segments. The Aerospace segment operating profits for the second quarter of 2005 were $9.5 million which was a significant improvement from an operating loss of $3.6 million in the second quarter of 2004. Operating profit for the Industrial Distribution segment increased 45.0 percent in the second quarter of 2005 compared to the same period in the prior year. Operating profit for the Music segment increased 36.0 percent in the second quarter of 2005 compared to 2004. Operating profit for all segments has increased primarily as the result of continued growth in sales along with managing cost growth as well as the lack of certain non-cash adjustments that occurred during the first half of 2004.

Aerospace Segment

The segment had operating profit of $9.5 million in the second quarter of 2005, compared to an operating loss of $3.6 million in the second quarter of 2004. The 2004 operating loss was primarily attributable to a $7.1 million non-cash adjustment to its Boeing Harbour Pointe contract, an insufficient business base at the corporation’s Bloomfield, Connecticut and Jacksonville, Florida aircraft manufacturing facilities, and $1.6 million growth in workers’ compensation costs. Second quarter results for 2005 and 2004 include $0.7 million and $0.8 million, respectively in idle facility costs, primarily related to the Helicopters Division.  For the first half of 2005 the segment had an operating profit of $17.2 million, compared to an operating loss of $0.6 million in 2004 primarily as a result of the issues discussed above. Six-month results for 2005 and 2004 include $1.4 million and $1.6 million respectively in idle facility costs.

All operating units in the Aerospace segment generated operating profit for the second quarter and six months ended July 1, 2005. These positive operating results were substantially attributable to Kamatics and to a lesser extent the other Aerospace divisions. Kamatics experienced an increase in operating profit primarily due to

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

increased sales, product mix and continued cost control resulting from lean enterprise activities. The Aerostructures Division’s Jacksonville facility has continued its progress and maintained profitability during the second quarter of 2005. A broader business base at the facility as a result the Sikorsky program has contributed to this profitability. Additionally the Aerostructures, Fuzing and Helicopters divisions have experienced lower general and administrative expenses primarily due to the realignment of the Kaman Aerospace subsidiary and a continued application of “lean thinking” principles and techniques. These cost savings along with overall sales growth have resulted in improved operating profit for the second quarter and year to date 2005.

During the second quarter of 2005, Management continued its discussions with the U.S. Naval Air Systems Command (“NAVAIR”) regarding the potential purchase of a portion of the Bloomfield campus that the corporation currently leases from NAVAIR and has operated for several decades for the principal purpose of performing U.S. government contracts. Management believes that ownership of the facility, which is currently utilized for flight and ground test operations and limited parts manufacturing for the Helicopters Division, can be helpful to these ongoing operations. As part of its decision-making process, the corporation has submitted an offer to NAVAIR and the General Services Administration detailing a proposed method that would be used to calculate the purchase price of the facility, which includes as part of the purchase price the corporation undertaking certain environmental remediation activities that may be legally required in the event of a sale of the property.

The corporation continues to work with government and environmental authorities to prepare the closed Moosup facility for eventual sale.

Industrial Distribution Segment

The segment’s operating profit increased 45.0 percent to $8.4 million in the second quarter of 2005 as compared to $5.8 million for the second quarter of 2004. For the first half of 2005 the segment’s operating profits increased 55.7 percent to $16.9 million as compared to $10.8 million in the first half of 2004. The increase in operating profit of $2.6 million for the second quarter of 2005 compared to the second quarter of 2004 is primarily attributable to an 8.4 percent increase in sales volume. Additionally, there was an increase of $6.1 million for the first half of 2005 as compared to the same period in 2004 primarily due to a 7.8 percent increase in sales volume. The segment also experienced a non-recurring benefit in gross margin due to certain price increases along with a higher realization of vendor incentives in the form of rebates that contributed to higher earnings for the first half of 2005. There were other favorable effects that impacted the second quarter of 2005which included certain vehicle rebates previously unrecognized until the fourth quarter of 2004.

Music Segment

The Music segment’s operating profit increased 36.0 percent to $1.9 million in the second quarter of 2005 as compared to $1.4 million for the second quarter of 2004. For the first half of 2005 the segment’s operating profits increased 32.4 percent to $4.4 million as compared to $3.4 million in the first half of 2004. These results are attributable to increased sales, lower manufacturing costs on certain proprietary products, changes in product mix, improved profit margins and controls over operating expenses. The segment continues to monitor the fluctuation in the U.S. dollar and attempted to mitigate some of this risk in part by increasing prices on certain products at the beginning of the year.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Earnings and Certain Expense Items

Net earnings for the second quarter of 2005 were $2.8 million, or $0.12 per share diluted, compared to a net loss of $1.7 million, or $0.07 loss per share diluted, in the 2004 period. For the first half of 2005 net earnings were $7.5 million, or $0.33 per share diluted, compared to a net loss of $0.5 million, or $0.02 loss per share diluted, in the 2004 period. The loss for the second quarter and year to date 2004 included a $7.1 million non-cash pre-tax adjustment in the Aerospace segment related to the Boeing Harbour Pointe contract. The net earnings for the quarter and year to date 2005 are primarily due to operating profits in the Industrial Distribution segment, Music segment and the Kamatics subsidiary, offset by an increase in corporate expenses.

Selling, general and administrative expenses increased $6.1 million to $64.0 million for the second quarter 2005 compared to $58.0 million for the second quarter 2004. The majority of the increase is attributable to an increase in corporate expense of $6.9 million and additional expense in the Industrial Distribution segment of $1.6 million. The Music segment had a slight increase in expenses of $0.5 million and the Aerospace segment’s expenses decreased $2.9 million. The increase in corporate expenses for the second quarter of 2005 compared to the same period in 2004 related principally to a $4.5 million increase in stock appreciation rights expense based upon the increase in share price of the corporation’s stock as of the quarter ended July 1, 2005. Additionally, corporate recorded additional expense of $0.5 million related to the long-term incentive program and $1.0 million in consulting expenses related to the proposed recapitalization. The Industrial Distribution segment’s expense increase was primarily as a result of an increase in certain expenses including employee costs and rent expense, as well as an increase in incentive compensation of $0.3 million and pension costs of $0.4 million. For the second quarter of 2005, the Aerospace segment decrease was primarily attributable to lower costs as a result of operational efficiencies generated from the Kaman Aerospace subsidiary realignment in 2004. These cost savings were offset by an increase in Kamatics general and administrative expenses of approximately $0.4 million primarily due to sales growth.

Selling, general and administrative expenses increased $9.5 million to $126.2 million for the first six months of 2005 compared to $116.7 million for the same period of 2004. The majority of the increase is attributable to an increase in corporate expense of $9.7 million as well as additional expense in the Industrial Distribution segment of $3.2 million. The Music segment had an increase in expenses of $0.7 million and the Aerospace segment portion decreased $4.2 million. The increase in corporate expense for the first half of 2005 compared to the same period in 2004 related principally to a $3.6 million increase in stock appreciation rights expense, a $2.2 million increase in the long-term incentive program expense, a $0.8 million increase in reserves related to the Moosup facility and a $1.0 million increase in consulting expenses related to the proposed recapitalization. The Industrial Distribution segment’s expense increase was primarily due to certain expenses including employee costs and rent expense, as well as an increase in incentive compensation of $0.9 million and pension costs of $0.8 million. For the first half of 2005, the Aerospace segment decrease was primarily attributable to lower costs as a result of operational efficiencies generated from the Kaman Aerospace subsidiary realignment in 2004. These cost savings were offset by an increase in Kamatics general and administrative expenses of approximately $1.0 million primarily due to sales growth.

Interest expense, net decreased to $0.6 million for the second quarter 2005 compared to $0.9 million in the second quarter 2004 and decreased to $1.4 million for the first half of 2005 compared to $1.7 million for the first half of 2004, primarily due to a decrease in average borrowings partially offset by an increase in interest rates period over period.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The effective income tax rate increased to 48.2 percent for the first six months of 2005, compared to an effective tax benefit of approximately 43.3 percent for the corresponding period of 2004. As a result, the tax rate for the second quarter of 2005 increased to 55.4 percent as compared to a tax benefit of 43.1 percent during the second quarter of 2004. The higher tax rate arose from the non-deductibility of certain compensation expenses due to an increase in the price of Kaman shares during the second quarter of 2005 and expenses associated with the corporation’s proposed recapitalization plan. The effective tax rate represents the combined estimated federal, state and foreign tax effects attributable to the expected net earnings for the year.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" (“SFAS 123(R)”). The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award. In April 2005, the Securities and Exchange Commission (the "SEC") announced that the effective date of SFAS 123(R) would be delayed from June 15, 2005 until January 1, 2006, for calendar year companies. The corporation will adopt SFAS 123(R) effective January 1, 2006 and expects that the adoption of such standard will have an impact on the corporation’s results of operations similar to the results presented in the corporation’s current Stock Option Accounting footnote. The corporation anticipates that it will apply one of the prospective accounting methods for the application of SFAS 123(R).

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application for voluntary changes in accounting principles unless it is impracticable to do so. The provisions of this statement are effective for fiscal periods beginning after December 15, 2005. Upon the effective date of this provision, in the event of a voluntary accounting principle change, the corporation will adopt this standard in accordance with its terms.

Critical Accounting Estimates

Preparation of the corporation's financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management's Discussion and Analysis and the Notes to the Consolidated Financial Statements in the Corporation's Annual Report, incorporated by reference in Form 10-K for the fiscal year 2004, describe the significant accounting estimates and policies used in the preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management's estimates. There have been no significant changes in the corporation's critical accounting policies or the methodology related to significant estimates in the second quarter of 2005.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Discussion and Analysis of Cash Flows

Management assesses the corporation's liquidity in terms of its ability to generate cash to fund operating, investing and financing activities. Cash flow generation is another key performance indicator reviewed by management in evaluating business segment performance. Significant factors affecting the management of liquidity include earnings, cash flows generated from or used by operating activities, capital expenditures, investments in the business segments and their programs, acquisitions, dividends, adequacy of available bank lines of credit, and factors which might otherwise affect the corporation's business and operations generally, as described below under the heading “Forward-Looking Statements”. During the second quarter of 2005, the corporation continued to rely to some extent upon borrowings under its revolving credit agreement in order to satisfy working capital requirements, along with the regular payment of quarterly dividends. During the second quarter of 2005, to reflect the improved performance of each segment, the corporation increased its dividend rate by 13.6 percent to $0.50 per share on an annual basis.

The first dividend at the new rate was paid on July 11, 2005 to shareholders of record on June 27, 2005. While cash flows from operations have continued to improve during the second quarter of 2005, and debt levels should be reduced upon successful completion of the Australia SH-2G(A) program, management also expects that bank borrowings will continue to provide an important source of support for the corporation's activities. Management is working to replace its current credit facility with a similar facility in order to support the corporation's future cash requirements. Management believes that its current and anticipated future credit agreements, along with cash generated from operations, will be adequate to support its anticipated future liquidity requirements.

Net cash provided by operating activities from continuing operations for the first half of 2005 totaled $7.0 million as compared to net cash used in operating activities of $16.8 million for the same period in 2004. The change was partially due to an increase in earnings from continuing operations primarily attributable to increased sales and operating profit for Industrial Distribution segment, Music segment and the Kamatics’ subsidiary. In addition, certain operations experienced additional cash collections of accounts receivable as compared to the first half of 2004 and non-recurring transactions such as the sale of the K-MAX helicopters in the second quarter of 2005 for which there were no correlating sales during 2004. These cash inflows were offset to some extent by cash outflows related to the payment of expenses associated with loss contracts. Specifically the corporation made significant payments related to additional labor for the Australian SH-2G(A) program during the first half of 2005 for which accrued contract loss reserves were established in prior years. Although this also occurred in 2004, the volume of such payments during 2005 was substantially more than the payment made during the first half of 2004.

Net cash used in investing activities increased slightly to $5.7 million for the six months ended July 1, 2005 from $5.0 million in the same period of 2004. The increase is partially due to additional capital expenditures during 2005. Total capital expenditures for 2005 were approximately $4.1 million as compared to $3.8 million in 2004. Investing activity also includes a $0.5 million payment for the purchase of an additional equity interest in Delamac de Mexico, a subsidiary in the Industrial Distribution segment in the second quarter of 2005.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net cash used in financing activities for the first half of 2005 was $3.4 million as compared to cash provided by financing activities during the first half of 2004 of $25.3 million. The change in cash related to financing activities is primarily attributable to a decrease in borrowing activity. The reduction in cash required to be derived from financing activities is directly attributable to an increase in cash flow from operating activities due to the increase in sales and operating profit and improved working capital for the corporation for the first half of 2005 compared to the corresponding periods in 2004.

Contractual Obligations

There has been no material change outside the ordinary course of business in the corporation's contractual obligations during the second quarter of 2005. Please see the corporation's annual report on Form 10-K for the year ended December 31, 2004 for a discussion of its contractual obligations.

Off-Balance Sheet Arrangements

There has been no material change in the corporation's off-balance sheet arrangements as of the second quarter of 2005. Please see the corporation's annual report on Form 10-K for the year ended December 31, 2004 for a discussion of such arrangements.

Other Sources/Uses of Capital

At the end of the second quarter of 2005, the corporation had $18.2 million of its 6% convertible subordinated debentures outstanding. The debentures are convertible into shares of Class A common stock at any time on or before March 15, 2012 at a conversion price of $23.36 per share, generally at the option of the holder. Pursuant to a sinking fund requirement that began March 15, 1997, the corporation redeems approximately $1.7 million of the outstanding principal of the debentures each year.

In November 2000, the corporation's board of directors approved a replenishment of the corporation's stock repurchase program, providing for repurchase of an aggregate of 1.4 million Class A common shares for use in administration of the corporation's stock plans and for general corporate purposes. There was no material repurchase of additional shares during the second quarter of 2005. For a discussion of share repurchase activity during the three months ended July 1, 2005, please refer to Part II, Item 2 of this report.

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

Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financing Arrangements

On June 7, 2005, the corporation announced that it had entered into an agreement with certain members of the Kaman family that contemplated a proposed recapitalization that would simplify the corporation’s capital structure and enhance its corporate governance by eliminating the longstanding two-class structure of common stock. As reported, the Kaman family subsequently indicated its intention to terminate the recapitalization agreement in order to accept an alternate offer, as permitted under the terms of the recapitalization agreement. The matter was submitted to arbitration and following the arbiter's conclusion that the alternate offer was permissible under the terms of the recapitalization agreement, the corporation's board of directors approved a substitute recapitalization proposal on July 28, 2005. In accordance with the terms of the recapitalization agreement, the Kaman family has agreed to support the substitute recapitalization proposal and abandon the alternate transaction. The substitute proposal provides for an exchange ratio of 3.58 voting common shares for each share of Class B common stock and includes a part stock/part cash alternative under which Class B shareholders would have the right to elect instead to receive 1.84 voting common shares and $27.10 in cash for each of their shares of Class B common stock. Additional information about the recapitalization was previously reported by the corporation in its SEC Form 8-K Document Nos. 0000950172-05-001855 filed on June 8, 2005, 0000950172-05-001871 filed on June 8, 2005, 0000950172-05-001971 filed on June 22, 2005, 0000950172-05-001992 filed on June 24, 2005, 0000950172-05-002018 filed on June 29, 2005, 0000950172-05-002081 filed on July 1, 2005, 0000950172-05-002129 filed on July 6, 2005, 0000950172-05-002296 filed on July 22, 2005 and 0000950172-05-002382 filed on July 29, 2005.

Total average bank borrowings for the six months ended July 1, 2005 were $41.5 million compared to $49.8 million for the same period last year. The corporation currently maintains a revolving credit agreement, as amended, (the "Revolving Credit Agreement") with several banks that provides a $150 million five-year Kaman Corporation and Subsidiaries commitment scheduled to expire in November 2005. Interest is charged at current market rates. The financial covenants include a requirement that the corporation have i) EBITDA, at least equal to 300% of net interest expense, on the basis of a rolling four quarters and ii) a ratio of consolidated total indebtedness to total capitalization of not more than 55%. The agreement also incorporates a financial covenant which provides that if the corporation's EBITDA to net interest expense ratio is less than 6 to 1, the ratio of i) accounts receivable and inventory for certain Kaman subsidiaries to ii) the corporation's consolidated total indebtedness cannot be less than 1.6 to 1. The corporation remained in compliance with those financial covenants for the six months ended July 1, 2005.

The corporation also maintains a 9.5 million euro term loan and revolving credit facility (the "Euro Credit Agreement") with Wachovia Bank National Association, one of its Revolving Credit Agreement lenders. In general, the Euro Credit Agreement contains the same financial covenants as the Revolving Credit Agreement described previously and the term of the Euro Credit Agreement expires at the same time as the Revolving Credit Agreement..

As of the end of the second quarter of 2005, borrowings under the Revolving Credit Agreement are included in the current portion of long-term debt. As of July 1, 2005, there was $118.0 million available for borrowing under the Revolving Credit Agreement. The corporation is currently working to replace the expiring Revolving Credit Agreement which will include the Euro Credit Agreement as more fully described below.

Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The corporation expects to close on a new $150 million revolving credit facility expiring in August 2010 with Bank of America Securities and Scotia Capital as Co-Lead Arrangers and a group of four additional banks. The new facility is expected to carry the same financial covenant package as the current facility, and is expected to be sufficient to meet the corporation’s anticipated working capital needs. Standard & Poor’s has assigned the new facility an investment grade rating of BBB-. The rating continues to be accompanied by a "negative outlook" which at the time of the rating, the agency had attributed primarily to the uncertainty regarding the recapitalization. Facility fees under the current and new Revolving Credit Agreement are charged on the basis of the corporation's credit rating from Standard & Poor's.

Letters of credit are generally considered borrowings for purposes of the Revolving Credit Agreement. A total of $20.0 million in letters of credit were outstanding at the end of the second quarter 2005, a significant portion of which is related to the Australia SH-2G(A) program. The letter of credit for the production portion of the Australia program has a balance of $17.0 million, the majority of which is expected to remain in place until this portion of the program is completed.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Forward-Looking Statements

This report may contain forward-looking information relating to the corporation's business and prospects, including the aerospace, industrial distribution and music businesses, operating cash flow, the benefits of the recapitalization transaction, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of competitions for government programs and thereafter contract negotiations with government authorities, both foreign and domestic; 2) political conditions in countries where the corporation does or intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) economic and competitive conditions in markets served by the corporation, particularly defense, commercial aviation, industrial production and consumer market for music products, as well as global economic conditions; 5) satisfactory completion of the Australian SH-2G(A)program, including successful completion and integration of the full ITAS software; 6) receipt and successful execution of production orders for the JPF U.S. government contract including the exercise of all contract options and receipt of orders from allied militaries, as both have been assumed in connection with goodwill impairment evaluations; 7) satisfactory resolution of the EODC/University of Arizona litigation; 8) achievement of enhanced business base in the Aerospace segment in order to better absorb overhead and general and administrative expenses, including successful execution of the contract with Sikorsky for the BLACK HAWK Helicopter program; 9) satisfactory results of negotiations with NAVAIR concerning the corporation's leased facility in Bloomfield, Conn.; 10) profitable integration of acquired businesses into the corporation's operations; 11) changes in supplier sales or vendor incentive policies; 12) the effect of price increases or decreases; 13) pension plan assumptions and future contributions; 14) continued availability of raw materials in adequate supplies; 15) satisfactory resolution of the supplier switch and incorrect part issues at Dayron and the DCIS investigation; 16) cost growth in connection with potential environmental remediation activities related to the Bloomfield and Moosup facilities; 17) successful replacement of the Corporation’s current revolving credit facility; 18) whether the proposed recapitalization is completed, 19) risks associated with the course of litigation; 20) changes in laws and regulations, taxes, interest rates, inflation rates, general business conditions and other factors; 21) the effects of currency exchange rates and foreign competition on future operations; and 22) other risks and uncertainties set forth in Kaman's annual, quarterly and current reports, and proxy statements. Any forward-looking information provided in this report should be considered with these factors in mind. The corporation assumes no obligation to update any forward-looking statements contained in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the corporation's exposure to market risk during the quarter ended July 1, 2005. Please see the corporation's annual report on Form 10-K for the year ended December 31, 2004 for discussion of the corporation's exposure to market risk.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Management has carried out an evaluation, under the supervision and with the participation of Kaman Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Kaman Corporation's disclosure controls and procedures as of July 1, 2005. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon management's evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of July 1, 2005, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Kaman Corporation files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

There were no other changes during the quarter ended July 1, 2005 in internal controls over financial reporting at the Corporation that occurred that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Kaman Corporation and Subsidiaries
Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities

In November 2000, the corporation's board of directors approved a replenishment of the corporation's stock repurchase program providing for repurchase of an aggregate of 1.4 million Class A common shares for use in administration of the corporation's stock plans and for general corporate purposes.

The following table provides information about purchases of Class A common shares by the corporation during the three months ended July 1, 2005:

			Total Number
			of Shares	Maximum
			Purchased as	Number of
	Total		Part of	Shares That
	Number	Average	Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Plan	the Plan

04/02/05-
04/29/05	-	-	269,607	1,130,393

04/30/05-
05/27/05	4	$14.67	269,611	1,130,389

05/28/05-
07/01/05	-	-	269,611	1,130,389

Kaman Corporation and Subsidiaries
Part II - Other Information

Item 6. Exhibits

11	Earnings Per Share Computation
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Kaman Corporation and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAMAN CORPORATION
Registrant

Date: August 3, 2005	By: /s/ Paul R. Kuhn
Paul R. Kuhn
Chairman, President and
Chief Executive Officer
(Duly Authorized Officer)

Date: August 3, 2005	By: /s/ Robert M. Garneau
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