Form 10-Q
period 2005-09-30
KAMAN CORP
filed 2005-10-28
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 OR 15(d) of the Securities Exchange Act of 1934 For The Quarterly Period Ended September 30, 2005.

OR

☐	Transition Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934 For The Transition Period From ___ To ___

Commission File No. 0-1093

KAMAN CORPORATION
(Exact name of registrant as specified in its charter)

Connecticut	06-0613548
(State of incorporation)	(I.R.S. Employer Identification No.)

1332 Blue Hills Avenue
Bloomfield, Connecticut 06002
(Address of principal executive offices)

(860) 243-7100
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 26, 2005:

Class A Common	22,394,927
Class B Common	667,814

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2005		December 31, 2004

Assets:
Current assets:
Cash and cash equivalents		$10,830		$12,369
Accounts receivable, net		202,565		190,141
Inventories:
Contracts and other
work in process	$74,824		$72,057
Finished goods	16,096		21,544
Merchandise for resale	118,561	209,481	103,117	196,718

Deferred income taxes		35,545		35,837
Other current assets		17,582		15,270
Total current assets		476,003		450,335

Property, plant & equip., at cost	166,216		158,599
Less accumulated depreciation
and amortization	115,612		109,641
Net property, plant & equipment		50,604		48,958

Goodwill		60,595		40,933
Other intangible assets, net		14,573		14,605
Deferred income taxes		3,393		4,086
Other assets, net		5,796		3,414

Total assets		$610,964		$562,331

See accompanying notes to condensed consolidated financial statements.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Condensed Consolidated Balance Sheets (continued)
(In thousands)

	September 30, 2005	December 31, 2004
Liabilities and Shareholders' Equity:

Current liabilities:

Notes payable	$11,516	$7,255
Current portion of long-term debt	1,660	17,628
Accounts payable - trade	79,193	74,809
Accrued contract losses	26,308	37,852
Accrued restructuring costs	3,503	3,762
Other accrued liabilities	53,008	38,961
Advances on contracts	13,849	16,721
Other current liabilities	28,701	26,305
Income taxes payable	154	2,812

Total current liabilities	217,892	226,105

Long-term debt, excl. current portion	75,390	18,522
Other long-term liabilities	35,847	33,534
Shareholders' equity	281,835	284,170

Total liabilities and shareholders’ equity	$610,964	$562,331

See accompanying notes to condensed consolidated financial statements.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Condensed Consolidated Statements of Operations
(In thousands except per share amounts)

Item 1. Financial Statements, Continued:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Net sales	$278,111	$246,306	$812,680	$738,966

Costs and expenses:
Cost of sales	215,899	195,944	608,883	571,448
Selling, general and
administrative expense	67,036	63,510	193,237	180,182
Net (gain) loss on sale of assets	144	20	51	(215)
Other operating income	(588)	(468)	(1,571)	(1,221)
Interest expense, net	562	891	1,912	2,635
Other expense, net	135	136	843	797
	283,188	260,033	803,355	753,626

Earnings (loss) before income taxes	(5,077)	(13,727)	9,325	(14,660)
Income tax benefit (expense)	1,465	1,941	(5,475)	2,345

Net earnings (loss)	$(3,612)	$(11,786)	$3,850	$(12,315)

Net earnings (loss) per share:
Basic	$(.16)	$(.52)	$.17	$(.54)
Diluted (1)	$(.16)	$(.52)	$.17	$(.54)

Weighted average shares outstanding:
Basic	22,920	22,717	22,838	22,684
Diluted	22,920	22,717	23,767	22,684

Dividends declared per share	$.125	$.11	$.36	$.33

(1) The calculated diluted per share amounts for the three months ended September 30, 2005 and October 1, 2004 and the nine months ended September 30, 2005 and October 1, 2004 are anti-dilutive, therefore, amounts shown are equal to the basic per share calculation.

See accompanying notes to condensed consolidated financial statements.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Condensed Consolidated Statements of Cash Flows
(In thousands)

	For the Nine Months Ended

	September 30, 2005	October 1, 2004

Cash flows from operating activities:
Net earnings (loss)	$3,850	$(12,315)
Depreciation and amortization	6,875	6,815
Provision (recovery) for losses on accounts receivable	(799)	2,273
Net (gain) loss on sale of assets	51	(215)
Non-cash sales adjustment for recoverable costs-not billed	-	18,211
Deferred income taxes	1,427	(593)
Other, net	2,925	4,803
Changes in current assets and liabilities,
excluding effects of acquisitions:
Accounts receivable	(6,987)	(33,939)
Inventory	1,533	(3,183)
Income taxes receivable	-	(3,547)
Accounts payable	(2,671)	(2,814)
Accrued contract losses	(11,205)	7,095
Accrued restructuring costs	(259)	(1,646)
Advances on contracts	(2,872)	(1,217)
Income taxes payable	(2,626)	5
Changes in other current assets and liabilities	8,984	3,521
Cash provided by (used in) operating activities	(1,774)	(16,746)

Cash flows from investing activities:
Proceeds from sale of assets	300	348
Expenditures for property, plant & equipment	(6,339)	(5,015)
Acquisition of businesses, less cash acquired	(31,581)	(399)
Other, net	(238)	(472)
Cash provided by (used in) investing activities	(37,858)	(5,538)

Cash flows from financing activities:
Changes in notes payable	4,260	2,660
Additions / (reductions) to long-term debt	40,899	28,600
Proceeds from exercise of employee stock plans	751	911
Purchase of treasury stock	-	(9)
Dividends paid	(7,865)	(7,479)
Other	48	21
Cash provided by (used in) financing activities	38,093	24,704

Net increase (decrease) in cash and cash equivalents	(1,539)	2,420

Cash and cash equivalents at beginning of period	12,369	7,130

Cash and cash equivalents at end of period	$10,830	$9,550

See accompanying notes to condensed consolidated financial statements.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements (In thousands except per share amounts)

Basis of Presentation

The December 31, 2004 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of Kaman Corporation and subsidiaries. In the opinion of management, the amounts of the condensed consolidated financial information reflects all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented and are of a normal recurring nature, unless otherwise disclosed in this report. Certain amounts in the prior period’s condensed consolidated financial statements have been reclassified to conform to current year presentation.

The corporation has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The third quarter and year-to-date for 2005 and 2004 ended on September 30, 2005 and October 1, 2004, respectively. The re-titling of the headings to the closing dates for 2004 does not have an impact on the corporation’s financial results for the quarter or nine months ended October 1, 2004.

The statements should be read in conjunction with the consolidated financial statements and notes included in the corporation’s annual report on Form 10-K for the year ended December 31, 2004. The results of operations for the interim periods presented are not necessarily indicative of trends or of results to be expected for the entire year.

As reported in the 2004 Form 10-K, the corporation has restated its 2004 statement of operations for the third quarter and nine months ended of 2004. The loss per share diluted for the three months ended October 1, 2004 remained the same, while the adjustment reduced the loss per share diluted by $0.01 from a loss of $0.55 originally reported to $0.54 for the nine months ended October 1, 2004.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" (“SFAS 123(R)”). The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award. In April 2005, the Securities and Exchange Commission (the "SEC") announced that the effective date of SFAS 123(R) would be delayed from June 15, 2005 until January 1, 2006, for calendar year companies. The corporation will adopt SFAS 123(R) effective January 1, 2006 and expects that the adoption of such standard will have an impact on the corporation’s results of operations similar to the results presented in the corporation’s current Stock Option Accounting footnote. The corporation anticipates that it will apply one of the prospective accounting methods available for the adoption of SFAS 123(R).

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, continued (In thousands)

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application for voluntary changes in accounting principles unless it is impracticable to do so. The provisions of this statement are effective for fiscal periods beginning after December 15, 2005. In the event of a voluntary accounting principle change after December 31, 2005, the corporation will adhere to the guidance in this standard.

Revolving Credit Facility

On August 5, 2005, the corporation replaced its previous five-year, $150,000 revolving credit facility with a new $150,000 revolving credit facility expiring August 4, 2010 with several banks. The new facility includes an "accordion" feature that provides the corporation the opportunity to request an expansion of up to $50,000 in the size of the facility as well as a foreign currency feature. Standard & Poor's assigned the new facility an investment grade rating of BBB-. The financial covenants are the same as the previous facility and the corporation is in compliance with those financial covenants.

Acquisitions

On August 5, 2005, the corporation announced it had paid approximately $30,000 to acquire certain of the assets and assume certain of the liabilities of MBT Holding Corp. and its subsidiaries (more commonly known as Musicorp), a wholesale distributor of musical instruments and accessories headquartered in Charleston, South Carolina. MBT was the second largest independent U.S. distributor of musical instruments and accessories after Kaman. Pro forma information related to the consolidated results of operations of the corporation and MBT were not material and therefore, not required for the three and nine months ended September 30, 2005. The preliminary allocation of purchase price is summarized below:

MBT
Tangible assets acquired	$22,832
Goodwill	19,223
Acquistion costs	(4,000)
Liabilities assumed	(7,923)

Purchase price	$30,132

The acquisition was accounted for as a purchase transaction. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on estimates of fair value. The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill. The purchase accounting for this acquisition is preliminary, primarily with respect to the identification and valuation of intangibles, and is expected to be finalized during the fourth quarter of 2005. The operating results for MBT have been included in the corporation’s consolidated financial statements from the date of acquisition.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, continued (In thousands)

Accrued Contract Loss

The Aerospace segment recorded an additional $11,040 pre-tax charge to accrued contract loss in the third quarter of 2005 primarily as a result of further testing to be performed on the Integrated Tactical Avionics System (“ITAS”) software for the Australian SH-2G(A) program.

Cash Flow Items

Cash payments for interest were $2,996 and $3,010 for the nine months ended September 30, 2005 and October 1, 2004, respectively. Cash payments for income taxes, net of refunds, for the same periods were $6,123 and $1,729, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) was $4,707 and $(11,920) for the nine months ended September 30, 2005 and October 1, 2004, respectively. Comprehensive income (loss) was $(2,805) and $(11,672) for the three months ended September 30, 2005 and October 1, 2004, respectively. The changes to net earnings (loss) used to determine comprehensive income (loss) are comprised of foreign currency translation adjustments.

Income Taxes

The effective income tax rate was 58.7 percent for the first nine months of 2005 compared to a tax benefit of 16.0 percent for the corresponding period in 2004. The higher 2005 tax rate is attributable to nondeductible expenses related to the corporation’s recapitalization proposal, as well as to nondeductible compensation under IRC §162(m), arising principally from stock appreciation right compensation driven by the increase in the price of Kaman shares during the first nine months of 2005. The 2004 effective tax rate benefit was lower due to the impact of state income taxes and smaller amounts of nondeductible compensation and recapitalization expenses. The effective tax rate represents the combined estimated federal, state and foreign tax effects attributable to the expected net earnings for the year.

Accounts Receivable

Accounts receivable consist of the following:

	September 30, 2005	December 31, 2004

Trade receivables	$102,254	$87,158

U.S. Government contracts:
Billed	26,306	15,360
Costs and accrued profit - not billed	4,135	5,062

Commercial and other government contracts:
Billed	19,844	25,057
Costs and accrued profit - not billed	54,747	63,024

Less allowance for doubtful accounts	(4,721)	(5,520)

Total	$202,565	$190,141

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, continued (In thousands)

Shareholders’ Equity

Changes in shareholders’ equity for the nine months ended September 30, 2005 were as follows:

Balance, December 31, 2004	$284,170

Net earnings	3,850
Foreign currency translation adjustment	857
Comprehensive income	4,707

Dividends declared	(8,242)
Employee stock plans	1,200

Balance, September 30, 2005	$281,835

Restructuring Costs

The following table displays the activity and balances of the pre-tax charges relating to the Moosup, CT plant closure as of and for the nine months ended September 30, 2005:

	Balance at			Balance at
	December 31,		Cash	September 30,
	2004	Additions	Payments	2005
Restructuring costs
Facility closing	$3,762	$815	$(1,074)	$3,503
Total restructuring costs	$3,762	$815	$(1,074)	$3,503

The increase in accrued restructuring costs during the nine months ended September 30, 2005 represents additional costs associated with the closing and eventual sale of the facility. The additions to the accrual are included in general and administrative expense in the consolidated statement of operations.

Kaman Corporation and Subsidiaries
Part I - Financial Information
Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, continued (In thousands)

Product Warranty Costs

Reserves are recorded on the condensed consolidated balance sheets in other accrued liabilities to reflect the corporation’s contractual liabilities related to warranty commitments to customers. Warranty coverage of various lengths and terms are provided to customers based upon standard terms and conditions or negotiated contractual agreements. An estimated warranty expense is recorded at the time of the sale based upon historical warranty return rates and repair costs, or at the point in time when a specific warranty related expense is considered probable and can be estimated. Changes in the carrying amount of accrued product warranty costs for the nine months ended September 30, 2005 are summarized as follows:

Balance at December 31, 2004	$3,827
Warranty costs incurred	(247)
Product warranty accrual	2,951
Release to income	(2,271)
Balance at September 30, 2005	$4,260

The following is a summary of significant warranty matters as of September 30, 2005:

As discussed in previous reports, the corporation has been working to resolve two warranty-related matters for which it recorded a $3,507 charge in the fourth quarter of 2004. The first issue involves a supplier’s recall of a switch embedded in certain Dayron bomb fuzes. Approximately $2,660 of the fourth quarter 2004 charge was recorded to address this matter. During the third quarter of 2005, the customer released Dayron of liability associated with certain lots of fuzes. As a result, Dayron decreased the warranty accrual by $1,098, net bringing the total charge to $1,761 as of September 30, 2005.

The second warranty issue involves bomb fuzes manufactured for the U. S. Army utilizing systems which originated before Dayron was acquired by Kaman that have since been found to contain an incorrect part. Approximately $847 of the fourth quarter 2004 charge was recorded to address this matter. In connection with this second issue, on March 18, 2005, the corporation was notified that the U.S. Attorney’s Office for the Middle District of Florida and the Defense Criminal Investigative Service had initiated an investigation into the matter.

In the first quarter of 2005, the corporation recorded an additional $644 charge, bringing the total charge to $1,491 related to this second warranty issue. During the second quarter of 2005, Dayron received information from the customer indicating that some work related to the matter is no longer necessary. As a result, the total liability for this matter has been reduced by $275, net to $1,216 as of the end of the second quarter of 2005, which represents the corporation’s best estimate of the costs currently expected to be incurred in this matter. Management is not aware of any developments in the investigation during the third quarter and Dayron continues to cooperate fully, working with these authorities to resolve the matter in a mutually satisfactory manner.

On June 29, 2005, the corporation notified its two affected customers of a non-conforming part that may have an impact on certain aircraft panels manufactured by the Aerostructures facility in Wichita, Kansas, beginning in September 2002. The corporation’s management concluded that it is probable that the division will incur costs to manufacture the replacement panels and as a result recorded a charge for $377 during the second quarter of 2005. During the third quarter of 2005, the corporation received notification from the two customers indicating that the discrepant panels would have to be replaced. As a result of this notification, the corporation has recorded an additional $663, bringing the total warranty accrual to $1,040, in anticipation of incurring its share of certain costs to replace and install the panels on certain aircrafts. Management is working with its customers to resolve this issue in a mutually satisfactory manner.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, continued (In thousands)

Pension Cost

Components of net pension cost are as follows:

	For the Three Months Ended		For the Nine Months Ended

	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004

Service cost for benefits earned	$2,873	$2,558	$8,619	$7,674
Interest cost on projected
benefit obligation	6,367	6,163	19,101	18,489
Expected return on plan assets	(7,119)	(7,169)	(21,357)	(21,507)
Net amortization and deferral	419	1	1,255	5
Net pension cost	$2,540	$1,553	$7,618	$4,661

The corporation plans to make a contribution of $4,747 during 2005 of which $2,374 has been paid as of the nine months ended September 30, 2005.

Business Segments

Summarized financial information by business segment is as follows:

	September 30, 2005	December 31, 2004
Identifiable assets:
Aerospace	$282,584	$289,343
Industrial Distribution	170,731	164,711
Music	122,266	76,764
Corporate	35,383	31,513
	$610,964	$562,331

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, continued (In thousands)

	For the Three Months Ended		For the Nine Months Ended

	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Net sales:

Aerospace	$70,630	$54,561	$212,350	$180,903
Industrial Distribution	156,449	149,311	469,909	440,201
Music	51,032	42,434	130,421	117,862

	$278,111	$246,306	$812,680	$738,966

Operating income (loss):

Aerospace	$(324)	$(14,821)	$16,839	$(15,410)
Industrial Distribution	5,218	5,497	22,074	16,320
Music	3,370	3,490	7,798	6,834
Net gain (loss) on sale of assets	(144)	(20)	(51)	215
Corporate expense	(12,500)	(6,846)	(34,580)	(19,187)

Operating income (loss)	(4,380)	(12,700)	12,080	(11,228)

Interest expense, net	(562)	(891)	(1,912)	(2,635)

Other expense, net	(135)	(136)	(843)	(797)

Earnings (loss) before income taxes	$(5,077)	$(13,727)	$9,325	$(14,660)

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, continued (In thousands except per share amounts)

Stock Option Accounting

The following table reflects pro forma net earnings and earnings per share had the corporation elected to record employee stock option expense based on the fair value methodology:

	For the Three Months				For the Nine Months
	Ended				Ended
	September 30, 2005		October 1, 2004		September 30, 2005		October 1, 2004
Net earnings (loss):

As reported	$(3,612)		$(11,786)		$3,850		$(12,315)
Stock compensation reported in net
earnings, net of tax effect	2,803		(42)		5,458		503
Less stock compensation expense, net
of tax effect	(2,989)		(142)		(6,015)		(1,059)

Pro forma net earnings (loss)	$(3,798)		$(11,970)		$3,293		$(12,871)

Earnings (loss) per share - basic:

As reported	(0.16)		(0.52)		0.17		(0.54)
Pro forma	(0.17)		(0.53)		0.14		(0.57)

Earnings (loss) per share - diluted:

As reported	(0.16)	*	(0.52)	*	0.17	*	(0.54)	*
Pro forma	(0.17)	*	(0.53)	*	0.14	*	(0.57)	*

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The pro forma amounts assume that the corporation had been following the fair value approach since the beginning.

* The calculated diluted per share amounts for the three months ended September 30, 2005 and October 1, 2004 and the nine months ended September 30, 2005 and October 1, 2004 are anti-dilutive, therefore, amounts shown are equal to the basic per share calculation.

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

On October 11, 2005 the corporation's proposed recapitalization was approved by holders of its Class A and Class B common stock, each voting separately as a class, and holders of its Class B common stock also approved an amendment to the corporation's certificate of incorporation that is intended to enhance the ability of the board of directors to take actions in the longer-term interests of the corporation and its shareholders. On September 19, 2005, Mason Capital, Ltd. brought a lawsuit in federal district court in New Haven, Connecticut against the corporation and members of the Kaman family seeking, among other relief, to enjoin the proposed recapitalization unless and until the proposed recapitalization is approved by two "super-majority votes," one vote of 80 percent of the holders of the corporation's Class B common stock, and a second, separate vote of two-thirds of the disinterested holders of the corporation's Class B common stock. A hearing on the issues was held on October 7, 2005 with further submissions to the court provided thereafter. The corporation has agreed to wait to close the recapitalization until the court issues a decision in the matter and the other certificate of incorporation amendment proposal will not be implemented unless the recapitalization is effected.

Additional information about the recapitalization was previously reported by the corporation in its SEC Form 8-K Document Nos. 0000950172-05-001855 filed on June 8, 2005, 0000950172-05-001871 filed on June 8, 2005, 0000950172-05-001971 filed on June 22, 2005, 0000950172-05-001992 filed on June 24, 2005, 0000950172-05-002018 filed on June 29, 2005, 0000950172-05-002081 filed on July 1, 2005, 0000950172-05-002129 filed on July 6, 2005, 0000950172-05-002296 filed on July 22, 2005, 0000950172-05-002382 filed on July 29, 2005, 0000950172-05-003072 filed on September 21, 2005, 0000950172-05-003129 filed on September 26, 2005 and 0001341004-05-000003 filed on October 11, 2005.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Overview

Kaman Corporation is composed of three business segments: Aerospace, Industrial Distribution, and Music.

The Aerospace segment has four primary operating units: Aerostructures, Fuzing, Helicopters and Kamatics. The Aerostructures Division involves aerostructure and helicopter subcontract work. For the third quarter of 2005, this division constituted approximately 20.8 percent of Aerospace segment sales, compared to approximately 19.1 percent for the same period of 2004. The Fuzing Division manufactures products primarily for military markets, including safe, arm and fuzing devices for several missile and bomb programs. For the third quarter of 2005, this division constituted approximately 21.9 percent of segment sales, compared to approximately 19.9 percent for the same period of 2004. The Helicopters Division involves the SH-2G multi-mission maritime helicopter and the K-MAX medium-to-heavy external lift helicopter along with spare parts and support. For the third quarter of 2005, this division constituted approximately 23.8 percent of segment sales compared to approximately 19.4 percent for the same period of 2004. As a result of the Helicopters Division continued work toward finalizing the integration of the Integrated Tactical Avionics System ("ITAS") software for the Australian SH-2G(A) program, the division recorded a pre-tax charge of $11.0 million in additional contract losses in the third quarter of 2005. The Kamatics subsidiary primarily manufactures proprietary self-lubricating bearings used in most commercial and military aircraft produced in North and South America and Europe. This operation constituted approximately 32.3 percent of Aerospace segment sales for the third quarter of 2005, compared to 36.0 percent for the same period of 2004. The corporation's Electro-Optics Development Center (EODC) constituted the balance of the Aerospace segment’s third quarter sales in both 2005 and 2004.

The Industrial Distribution segment is the nation's third largest industrial distributor of power transmission, fluid power, motion control, material handling and electrical components, and a wide range of bearings. This segment offers more than 1.5 million items, as well as value-added services to a base of more than 50,000 customers spanning nearly every sector of North American industry from approximately 200 branches and four regional distribution centers in the United States, Canada, and Mexico. Sales for the third quarter of 2005 remained relatively strong, particularly in certain regions and industries, despite the effects of both the recent hurricanes and rising energy costs.

The Music segment is the largest independent distributor of musical instruments and accessories in the United States, and is involved in a combination of designing, manufacturing, marketing and distributing more than 20,000 products from several facilities located in the United States and Canada, to retailers of all sizes in domestic and international markets for musicians at all skill levels. Excluding an acquisition that occurred in August 2005, segment sales for the third quarter of 2005 compared to the prior year decreased slightly primarily as a result of a softening in the musical instruments market due to lower consumer spending.

On October 11, 2005 the corporation’s proposed recapitalization was approved by holders of its Class A and Class B common stock, each voting separately as a class, and holders of its Class B common stock also approved an amendment to the corporation’s certificate of incorporation that is intended to enhance the ability of the board of directors to take actions in the longer-term interests of the corporation and its shareholders. As previously the proposed recapitalization unless and until the proposed recapitalization is approved by two "super-majority votes," one vote of 80 percent of the holders of the corporation's Class B common stock, and a second, separate announced, on September 19, 2005, Mason Capital, Ltd. brought a lawsuit in federal district court in New Haven, Connecticut, against the corporation and members of the Kaman family seeking, among other relief, to enjoin vote of two-thirds of the disinterested holders of the corporation's Class B common stock. A hearing on the issues was held on October 7, 2005, with further submissions to the court provided thereafter. The corporation has agreed to wait to close the recapitalization until the court issues a decision in the matter and the other certificate of incorporation amendment proposal will not be implemented unless the recapitalization is effected.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overall, despite the operating profits generated by the Industrial Distribution segment, the Music segment and most operating units in the Aerospace segment, certain charges recorded in the Helicopters Division and at Corporate resulted in a loss for the third quarter of 2005. This is primarily attributable to the additional accrued contract loss recorded for the SH-2G(A) program for Australia as well as additional expense associated with the corporation’s stock appreciation rights. For discussion of both of these matters as well as discussion of the activities of, and factors affecting, each of these business segments, please refer to the specific discussions below.

Tabular Presentation of Financial Results

The following table summarizes certain financial results of the corporation and its business segments for the third quarter of 2005 compared to the same period of 2004:

	Segment Information
	(In millions)

	For the Three Months		For the Nine Months
	Ended		Ended

	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Net sales:
Aerospace	$70.6	$54.6	$212.4	$180.9
Industrial Distribution	156.5	149.3	469.9	440.2
Music	51.0	42.4	130.4	117.9
	278.1	246.3	812.7	739.0

Operating profit (loss):
Aerospace	(.3)	(14.8)	16.8	(15.4)
Industrial Distribution	5.2	5.5	22.1	16.3
Music	3.4	3.5	7.8	6.8
Net gain (loss) on sale of assets	(.2)	-	-	.2
Corporate expense	(12.5)	(6.9)	(34.6)	(19.2)
Operating profit (loss)	(4.4)	(12.7)	12.1	(11.3)

Interest expense, net	(.6)	(.9)	(1.9)	(2.6)

Other expense, net	(.1)	(.1)	(.9)	(.8)

Earnings (loss) before income taxes	(5.1)	(13.7)	9.3	(14.7)

Income tax benefit (expense)	1.5	1.9	(5.4)	2.4

Net earnings (loss)	$(3.6)	$(11.8)	$3.9	$(12.3)

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion and Analysis of Net Sales By Business Segment

Aerospace Segment

The Aerospace segment has four major operating units: Aerostructures, Fuzing, Helicopters and Kamatics, each of which is discussed below.

Aerospace segment net sales increased 29.5 percent to $70.6 million for the third quarter of 2005 compared to $54.6 million for the third quarter of 2004. Net sales increased 17.4 percent to $212.4 million for the nine months ended September 30, 2005 compared to $180.9 million in the same period of 2004. The third quarter and nine months ended 2004 sales are net of a non-cash sales adjustment for $18.2 million for the division’s MD Helicopters, Inc. (“MDHI”) contracts. All major operating units within the Aerospace segment showed continued sales improvement for the quarter and nine months ended September 30, 2005 compared to the corresponding prior year periods. Additionally, the Boeing strike was settled quickly and there was no significant impact on the segment.

Aerostructures Division

Third quarter 2005 net sales for the Aerostructures Division increased 41.1 percent to $14.7 million compared to $10.4 million in the 2004 period. Year to date net sales for 2005 increased 28.0 percent to $41.0 million compared to $32.1 million for the same period in 2004. This business involves the production of aircraft subassemblies and other parts for commercial airliners and the C-17 military transport, as well as helicopter subcontract work. For both the quarter and year to date 2005 and 2004, the wing structure assembly for the C-17 continued to be the largest program for Aerostructures. The division continued the extensive process of working toward reestablishing levels of customer satisfaction and improved operational efficiencies in the Jacksonville facility during the third quarter of 2005. Operations are conducted at the Jacksonville, Florida and Wichita, Kansas facilities.

The corporation’s multi-year contract with Sikorsky, under which the division manufactures the cockpit for four models of the BLACK HAWK helicopter, continues to be an important element in helping to broaden the business base at the Jacksonville facility and improving profitability. The initial work, having a value of approximately $26.4 million, covers 80 units that are currently on contract, and includes installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines, and the composite structure that holds the windscreen. The multi-year contract has follow-on options that, if fully exercised, would include the fabrication of approximately 349 units and bring the total potential value to the division to approximately $100.0 million. The first cockpit was delivered in April 2005. Ten cockpits have been delivered as of the end of the third quarter of 2005, which is in keeping with the customer’s current scheduling requirements. Aerostructures anticipates that it will ultimately assume responsibility for manufacturing the detail parts currently furnished by Sikorsky to the division as well as continuing its present work assembling the cockpits in the Jacksonville facility. The division is working with Sikorsky regarding the transition of the detailed parts aspect of the program.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

On June 29, 2005, the corporation notified its two affected customers of a non-conforming part that may have an impact on certain aircraft panels manufactured by the Aerostructures facility in Wichita, Kansas, beginning in September 2002. The corporation’s management concluded that it is probable that the division will incur costs to manufacture the replacement panels and as a result recorded a charge for $0.4 million during the second quarter of 2005. During the third quarter of 2005, the corporation received notification from the two customers indicating that the discrepant panels would have to be replaced. As a result of this notification, the corporation has recorded an additional $0.6 million charge, bringing the total warranty accrual to $1.0 million, in anticipation of incurring its estimated share of certain costs to replace and install the panels on certain aircrafts. Management is working with its customers to resolve this issue in a mutually satisfactory manner.

Fuzing Division

Third quarter 2005 net sales for the Fuzing Division increased 42.1 percent to $15.5 million compared to $10.9 million in the 2004 period. Year to date net sales for 2005 increased 19.8 percent to $43.3 million compared to $36.1 million for the same period in 2004. Third quarter and year to date 2005 sales increased primarily as a result of additional sales activity and accelerated deliveries for certain programs at the Middletown, Connecticut facility. This division manufactures products for military and commercial markets, primarily related to safe, arm and fuzing devices for several missile and bomb programs; as well as precision non-contact measuring systems for industrial and scientific use; and high reliability memory systems for airborne, shipboard, and ground-based programs. Principal customers include the U.S. militaries, General Dynamics, Raytheon, Lockheed Martin and Boeing. Operations are conducted at the Middletown, Connecticut and Orlando, Florida (Dayron) facilities.

As previously discussed, the corporation has been working to resolve two warranty-related matters. The first issue involves a supplier's recall of a switch embedded in certain Dayron bomb fuzes. During the third quarter of 2005, the customer released Dayron of liability associated with certain lots of fuzes. As a result, Dayron reduced the warranty accrual by $1.1 million, net, bringing the total down to $1.8 million as of September 30, 2005.

The second warranty issue involves bomb fuzes manufactured for the U. S. Army utilizing systems which originated before Dayron was acquired by Kaman that have since been found to contain an incorrect part. On March 18, 2005, Dayron was notified that the U.S. Attorney's Office for the Middle District of Florida and the Defense Criminal Investigative Service had initiated an investigation into the matter. During the second quarter of 2005, Dayron received information from the customer indicating that some work related to the matter is no longer necessary. Consequently, as of the end of the second quarter the total liability for this matter has been reduced by $0.3 million, net, bringing the total down to $1.2 million, to reflect the corporation’s best estimate of the costs, including re-work, transportation costs and testing, currently expected to be incurred in this matter. Management is not aware of any developments in the investigation during the third quarter and Dayron continues to cooperate fully, working with authorities to resolve the matter in a mutually satisfactory manner.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

As previously reported, Dayron has a contract with the U.S. Air Force for the advanced FMU-152A/B JPF. The contract has a potential value of $168.7 million, if all options for future years’ production are exercised. The releases to date under the contract plus development and engineering activity, along with special tool and test equipment, bring the total contract value to approximately $38.1 million. Dayron continues to work on material flow and manpower ramp-up to meet production requirements and the corporation is actively marketing the JPF to allied militaries. Additionally, the Fuzing Division continued to make progress toward expanding its supply base for certain products in order to allow for greater flexibility, cost effectiveness and better service to its customers. It is expected that the program overall will become profitable as operating efficiencies improve and deliveries to the U.S. military increase under the contract with further enhancement once orders are received from allied militaries. As previously reported, the corporation received its first small initial order from a foreign military in July 2005.

Also, as a result of the warranty matters on certain Dayron fuze programs described above and slower than anticipated progress related to establishing operating efficiencies and improving upon certain issues within the supply chain at the Dayron facility, deliveries have been delayed and thus inventory levels have increased. Management continues to monitor the programs to resolve these issues and achieve enhanced sales and profitability with respect to the Dayron facility.

Helicopters Division

Net sales for the third quarter of 2005 for the Helicopters Division increased 58.8 percent to $16.8 million compared to $10.6 million in the corresponding 2004 period. The third quarter 2004 sales are net of a non-cash sales adjustment for $18.2 million for the division’s MDHI contracts. Year to date net sales for 2005 increased 17.7 percent to $55.3 million compared to $47.0 million for the same period in 2004, net of the $18.2 million MDHI adjustment. The Helicopters Division supports and markets Kaman SH-2G maritime helicopters operating with foreign militaries and K-MAX “aerial truck” helicopters operating with government and commercial customers in several countries. The division also has other small manufacturing programs such as fuel booms for the MH-47, and markets its helicopter engineering expertise on a subcontract basis. The SH-2G helicopter program generally consists of retrofit of the corporation's SH-2F helicopters to the SH-2G configuration or refurbishment of existing SH-2G helicopters. The SH-2, including its F and G configurations, was originally manufactured for the U.S. Navy. The SH-2G aircraft is currently in service with the Egyptian Air Force and the New Zealand and Polish navies. Operations are primarily conducted at the Bloomfield, Connecticut facility.

Work continues on the SH-2G(A) program for Australia, which involves the retrofit of eleven helicopters with support, including a support services facility, for the Royal Australian Navy ("RAN"). The total contract has a current anticipated value of approximately $758.3 million. The helicopter production portion of the program is valued at approximately $610.3 million, essentially all of which has been recorded as sales through the third quarter of 2005. The associated in-service support center program has a current anticipated value of approximately $148.0 million of which 36.0 percent has been recorded as sales through the third quarter of 2005.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Production of the eleven SH-2G(A) aircraft for the program is essentially complete, with the exception of the full ITAS software. During the third quarter of 2005, the division's subcontractors, Northrop Grumman and Computer Science Corporation, continued to make progress toward completing the software integration and in continued work on integration of the software, the corporation recorded an $11.0 million pre-tax charge in the third quarter of August began software testing procedures in preparation for final quality acceptance. Based upon the results of this testing, management has determined that additional work is required prior to entering a final qualification phase that will conclude the complex software acceptance process. As a result of this additional effort and 2005. This contract has been in a loss position since 2002. The remaining accrued contract loss as of September 30, 2005 is $20.2 million. This contract loss accrual continues to be monitored and adjusted as necessary to reflect the anticipated cost of the complex integration process and the results of the testing. The Australian government has funded certain additions to the testing protocol that will also extend the schedule. As of September 30, 2005 the customer has provisionally accepted nine of the aircraft. The tenth aircraft, which is essentially complete, is currently expected to be submitted for provisional acceptance in the fourth quarter of 2005. Delivery of the first fully operational aircraft complete with the ITAS software is now targeted to occur in the first quarter of 2006.

The corporation continues to maintain a consignment of the U.S. Navy's inventory of SH-2 spare parts under a multi-year agreement that provides the corporation the ability to utilize certain inventory for support of its SH-2G programs. Also, the corporation continues to market the SH-2G helicopter on an international basis.

The division is currently performing a standard depot level maintenance program for SH-2G aircraft delivered to Egypt in 1998. Work on the first of nine aircraft has been completed, and work on the second aircraft is underway at the Bloomfield Connecticut facility. The corporation has a $5.3 million contract covering maintenance work on the first two aircraft plus an option for two additional aircraft. The corporation is in discussions with the Egyptian government concerning a maintenance program covering the remaining helicopters and various requested upgrades.

The corporation continues to support K-MAX helicopters that are operating with customers. At the end of the third quarter of 2005, K-MAX inventories included approximately $20.5 million in spare parts and $4.4 million in aircraft currently leased which were written down based upon a market evaluation during 2002. While the K-MAX helicopter production line remains inactive, the corporation may consider producing additional aircraft upon receipt of a substantial firm order by a customer. The year to date 2005 and 2004 sales include $7.7 million and $4.1 million respectively from the sale of K-MAX helicopters. All K-MAX helicopter sales during these periods involved aircraft previously leased or sold to a present or former customer.

On September 29, 2005, the division received a $6.4 million contract from Sikorsky Aircraft Corp. to assemble mechanical fuselage subassemblies for various models of Sikorsky helicopters, including the UH-60 BLACK HAWK and S-76 models. The program contains nearly 400 different components, with subassembly deliveries scheduled to begin in October 2005 and continuing through December 2006. All work will be performed at the Bloomfield, Connecticut facility.

In July 2005, the corporation was awarded a $1.1 million contract for the forward air stair door on the U.S. Presidential helicopter. In early October, the corporation also received the go-ahead to begin engineering studies for design and development of an exit door on the aircraft.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Kamatics Subsidiary
Third quarter of 2005 net sales for the Kamatics subsidiary (which includes RWG, the company's German aircraft bearing manufacturer) increased 16.2 percent to $22.8 million compared to $19.7 million in the corresponding 2004 period. Year to date net sales increased 18.3 percent to $68.6 million compared to $58.1 million for the same period in 2004. Kamatics primarily manufactures proprietary self-lubricating bearings used in aircraft flight controls, turbine engines and landing gear that are currently used in almost all military and commercial aircraft in production in North and South America and Europe as well as driveline couplings for helicopters. These are market-leading products for applications requiring the highest level of engineering and specialization in the airframe bearing market. Operations are conducted at the Bloomfield, Connecticut and Dachsbach, Germany facilities. Kamatics’ third quarter results were attributable to continued strong shipments to Boeing as well as to Airbus and other customers in both the commercial and military sectors. As order levels strengthen, Kamatics has continued to increase production levels and establish operating efficiencies to manage additional order activity and backlog, which is enabling sales growth. Additionally, Kamatics' dedication to customer service with respect to quality and on-time delivery as well as its proprietary products gives the subsidiary a strong presence in its industry.

Other Aerospace Matters
As previously reported, the corporation filed suit against the University of Arizona in September 2004 to recover the $6.3 million in costs that were incurred as a result of what management believes was a change in the scope of work under a $12.8 million fixed-price contract between the University and the Electro-Optics Development Center operation of the Kaman Aerospace company. The University subsequently filed a counter-claim and the discovery element of the litigation has been in process. In late October 2005, the University filed a motion for partial summary judgment in the case, seeking to eliminate the “breach of contract” element of the company’s claim. The corporation is now in the process of preparing its response to the court. Management is unable to make a determination as to the outcome of the litigation as of the end of the third quarter of 2005.

Industrial Distribution Segment

The Industrial Distribution segment’s net sales increased 4.8 percent for the third quarter of 2005 to $156.5 million as compared to $149.3 million in the corresponding 2004 period. Net sales increased 6.7 percent to $469.9 million for the nine months ended September 30, 2005 compared to $440.2 million in the same period of 2004. Results for the quarter and nine months ended September 30, 2005 reflect an increase in sales despite the effects of higher energy costs and the hurricanes in the southern region of the country. The results represent an ongoing demand in the Central and West regions in the United States, principally relating to continued strength in the paper, construction materials, mining and chemical industries in these regions. Management believes that it is possible that demand for its products will increase as refineries and oil production platforms damaged as a result of Hurricane Katrina get back on line and rebuilding of the infrastructure gains momentum. The demand for products in the Northeast region has continued to weaken primarily due to softening in original equipment manufacturing (OEM) sectors.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The segment provides products and value-added services to more than 50,000 companies representing a highly diversified cross section of North American industry. Because of its diversified customer base, segment performance tends to track the U.S. Industrial Production Index and is affected to a large extent by the overall business climate of its customer industries, including plant capacity utilization levels and the effect of pricing spikes and/or supply interruptions for basic commodities such as steel and oil. The recent decline in consumer confidence as a result of the hurricanes and the potential effect of the increased costs of energy and raw materials may have an impact on the industrial market place over the longer term. Global demand for basic materials such as scrap steel, coal, cement and copper continues to outpace supply which has resulted in longer lead times in the production of certain products for the segment’s customers. Additionally, the trend by some customers to purchase inventory on a “just in time” basis is presenting a challenge for the segment as the lead times required by the segment's suppliers have lengthened significantly, specifically in the large bore product groups used in the heavy industry as well as the rubber and hose product groups. Management continues to focus on maintaining the appropriate inventory levels through strategic purchasing to meet customer needs while minimizing the risk of inventory obsolescence.

This segment is the third largest North American industrial distributor servicing the bearings, electrical/mechanical power transmission, fluid power, motion control and materials handling markets. Over the past few years, the segment has expanded its geographic presence through the selective opening of new branches and acquisitions in key markets of the upper mid-west, the south, Mexico and Canada. The segment's footprint of nearly 200 locations covers 70 of the top 100 industrial markets in the United States. Management's strategy is to grow the Industrial Distribution segment by expanding into additional areas that enhance its ability to compete for large regional and national customer accounts. Success in the segment's markets requires a combination of competitive pricing (with pricing pressures more pronounced with respect to larger customers) and value-added services that save customers money while helping them become more efficient and productive. Management believes that the segment has the appropriate platforms, including technology, systems management and customer and supplier relationships, to compete effectively in the evolving and highly diversified industrial distribution industry. The segment's size and scale of operations allows it to realize internal operating efficiencies and take strategic advantage of vendor incentives. Management believes that the segment's resources and product knowledge enable it to offer a comprehensive product line and invest in sophisticated inventory management and control systems while its position in the industry enhances its ability to rebound during economic recoveries and grow through acquisitions.

Music Segment

Music segment’s net sales increased 20.3 percent for the third quarter of 2005 to $51.0 million as compared to $42.4 million in the corresponding 2004 period. The increase in sales is attributable to the acquisition of MBT Holding Corp. (commonly known as Musicorp) which had sales of $10.7 million since August 5, 2005, the date of acquisition. Without the acquisition, the Music segment would have experienced a slight decrease in sales for the third quarter of 2005 primarily as a result of lower sales to non-national retailers. This is due to a general softness in this retail group offset by continued strong demand by certain large national retailers. Net sales increased 10.7 percent to $130.4 million for the nine months ended September 30, 2005 compared to $117.9 million in the same period of 2004. Year to date 2005 sales for the segment also included $10.7 million for MBT as described above. Additionally, despite continued lower sales to non-national retailers, demand by certain national retailers and sustained growth in such products as Gretsch® drums and Takamine® guitars continued during the first nine months of 2005.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The segment is the largest independent distributor of musical instruments and accessories in the United States. The segment is involved in a combination of designing, manufacturing, marketing and distributing more than 20,000 products from several facilities in the United States and Canada to retailers of all sizes worldwide for musicians of all skill levels. Kaman’s premium branded products, many of which are brought to the market on an exclusive basis, and the corporation’s market-leading business-to-business systems for its customer base of over 10,000 retailers nationwide, contribute to the performance of the business. The segment's array of fretted instruments includes premier and proprietary products, such as the Ovation and Hamer® guitars, and Takamine guitars under an exclusive distribution agreement. The Ovation LX series premium guitar, introduced in 2004, continues to receive high acceptance ratings from players and industry reviews have been favorable. The segment has also significantly extended its line of percussion products and accessories over the past few years, enhancing its CB, Toca® and Gibraltar® lines to include an exclusive distribution agreement with Gretsch drums and acquiring Latin Percussion (the leading supplier of hand percussion instruments) and Genz Benz (an amplification equipment manufacturer). The segment continues to seek opportunities to add exclusive premier brand product lines that would build upon the segment's market position.

The segment continued to execute its growth strategies through enhancements to the product mix and acquisitions. As previously reported, on August 5, 2005, the corporation announced it had paid approximately $30 million to acquire certain of the assets and assume certain of the liabilities of MBT, a wholesale distributor of musical instruments and accessories headquartered in Charleston, South Carolina. MBT was the second largest independent U.S. distributor of musical instruments and accessories after Kaman. The purchase accounting for this acquisition is preliminary, primarily with respect to the identification and valuation of intangibles, and is expected to be finalized during the fourth quarter of 2005. The operating results for MBT have been included in the corporation’s consolidated financial statements from the date of acquisition.

Generally, the business is affected by changes in consumers' musical tastes and interests and by actual consumer spending levels. With the recent downturn in consumer confidence and decreased discretionary spending in the target demographic group, the Music segment is carefully monitoring consumer sentiment with respect to the holiday shopping season to ascertain if there is a longer term effect of the recent hurricanes and increased energy costs. While the vast majority of the segment's sales are to North American customers, the segment continued to build its presence in international markets as well. Music segment operations are headquartered in Bloomfield, Connecticut and conducted from a manufacturing plant in New Hartford, Connecticut and strategically placed warehouse facilities that primarily cover North America.

Discussion and Analysis of Operating Profits by Business Segment

Operating profit is a key indicator utilized by management in its evaluation of the performance of its business segments. The Aerospace segment operating loss for the third quarter of 2005 was $0.3 million as compared to an operating loss of $14.8 million in the third quarter of 2004. Operating profit for the Industrial Distribution segment decreased 5.1 percent in the third quarter of 2005 compared to the same period in the prior year. Operating profit for the Music segment decreased 3.4 percent in the third quarter of 2005 compared to 2004. There have been several items driving these results including an $11.0 million pre-tax charge for the Australia program recorded by the Aerospace segment in the third quarter of 2005 as compared to a $20.1 million charge for MDHI contracts recorded in the third quarter of 2004; lower volume rebates and an increase in freight charges and lower volume rebates in the Industrial Distribution segment during the third quarter of 2005; and a decline in consumer spending in the music industry during the third quarter of 2005. These items in addition to other activities and factors affecting the results of operations are discussed below.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Aerospace Segment

The segment had an operating loss of $0.3 million in the third quarter of 2005, compared to an operating loss of $14.8 million in the third quarter of 2004. During the third quarter of 2005, the Helicopters Division recorded an $11.0 million pre-tax charge for the additional loss on the Australia SH-2G(A) program. This charge offset positive earnings for each of the other major operating units within the Aerospace segment. Also, Fuzing Division results include a $1.1 million reversal of the warranty reserve accrual offset by deterioration in certain programs due to operational and supply chain issues, all of which relate to the Dayron facility. Third quarter 2005 operating profit included $1.4 million from MDHI, who was recently acquired and recapitalized. This amount is primarily a payment on certain past due amounts previously reserved for and includes a small amount of sales activity during the third quarter of 2005. The corporation and MDHI are currently working toward re-establishing a business relationship. The third quarter 2004 operating loss is primarily attributable to a $20.1 million non-cash sales and pre-tax earnings charge associated with MDHI contracts. Third quarter results for 2005 and 2004 include $0.6 million and $0.9 million, respectively, in idle facility costs, primarily related to the Helicopters Division.

For the nine months ended September 30, 2005 the segment had an operating profit of $16.8 million, compared to an operating loss of $15.4 million in 2004. With the exception of the Helicopters Division, all operating units within the Aerospace segment experienced operating profit, with Kamatics being the primary contributor. Kamatics experienced an increase in operating profit primarily due to increased sales, product mix and continued cost control. The Aerostructures Division’s Jacksonville facility has continued its progress and maintained profitability during the third quarter of 2005. A broader business base at the facility, partially attributable to the Sikorsky program, has contributed to this improvement. Results for 2004 include the $20.1 million MDHI charge detailed above and a $7.1 million adjustment in the second quarter for the Boeing Harbour Pointe contract. Additionally, nine-month ended results for 2005 and 2004 include $2.0 million and $2.5 million, respectively, in idle facility costs.

During the third quarter of 2005, management continued its discussions with the U.S. Naval Air Systems Command (“NAVAIR”) regarding the potential purchase of a portion of the Bloomfield campus that the corporation currently leases from NAVAIR and has operated for several decades for the principal purpose of performing U.S. government contracts. Management believes that ownership of the facility, which is currently utilized for flight and ground test operations and limited parts manufacturing for the Helicopters Division, can be helpful to these ongoing operations. The corporation has submitted an offer to NAVAIR and the General Services Administration detailing a proposed method that would be used to calculate the purchase price of the facility, which would include as part of the purchase price the corporation undertaking certain environmental remediation activities that may be legally required in the event of a sale of the property. Recently, as part of the remediation activities undertaken by NAVAIR, the U.S. Navy funded a soils excavation and removal project that is nearing completion.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The corporation continues to work with government and environmental authorities to prepare the closed Moosup facility for eventual sale.

Industrial Distribution Segment

The segment’s operating profit decreased 5.1 percent to $5.2 million in the third quarter of 2005 as compared to $5.5 million for the third quarter of 2004. Although the increase in sales volume generated increased operating profit, certain factors offset this gain including supplier incentives in the form of volume purchase rebates which were $0.9 million less in the third quarter of 2005 than in the third quarter of 2004 as a result of planned reductions in the purchasing of certain types of inventory. Additionally increased freight charges partially due to rising fuel costs further offset the operating profit for the third quarter of 2005. For the nine months ended September 30, 2005 the segment’s operating profits increased 35.3 percent to $22.1 million as compared to $16.3 million in the same period of 2004. The increase of $5.8 million year to date 2005 as compared to the same period in 2004 is primarily due to the 6.7 percent increase in sales volume as well as margin improvement as a result of various internal efficiency programs offset to some extent by freight charges discussed above.

Music Segment

The segment’s operating profit decreased 3.4 percent to $3.4 million in the third quarter of 2005 as compared to $3.5 million for the third quarter of 2004. For the nine months ended September 30, 2005 the segment’s operating profits increased 14.1 percent to $7.8 million as compared to $6.8 million in the same period of 2004. Both the third quarter and year to date results for 2005 included operating profit for MBT since its acquisition on August 5, 2005. Overall operating profit for the third quarter of 2005 declined compared to the third quarter of 2004 as a result a slowing of consumer spending. Operating profit for the nine months ended September 30, 2005 compared to the same period in 2004 grew primarily due to increased sales to the national accounts and export shipments of proprietary products.

Net Earnings and Certain Expense Items

For the third quarter of 2005, the corporation had a net loss of $3.6 million, or $0.16 loss per share diluted, compared to a net loss of $11.8 million, or $0.52 loss per share diluted, in the 2004 period. For the nine months ended September 30, 2005 net earnings were $3.9 million, or $0.17 per share diluted, compared to a net loss of $12.3 million, or $0.54 loss per share diluted, in the 2004 period. The 2005 third quarter loss is primarily attributable to an $11.0 million pre-tax charge for an additional contract loss associated with the Australia SH-2G program, $4.4 million for additional expenses related to market-driven stock appreciation rights in the quarter and $1.1 million of non-deductible expenses related to the corporation’s recapitalization proposal. The 2004 third quarter loss is primarily attributable to events in the Aerospace segment, including a non-cash sales and pre-tax earnings charge of $20.1 million (includes an $18.2 million negative sales adjustment for recoverable costs-not billed and a $1.9 million addition to the corporation’s bad debt reserve for billed receivables) that eliminated the corporation’s investment in contracts with MDHI. Also included in the 2004 third quarter results were $2.0 million in severance costs associated with realignment of the Aerospace segment’s management team, and approximately $1.6 million in accrued contract costs associated with the Australia helicopter program.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Selling, general and administrative expenses increased $3.5 million or 5.6 percent to $67.0 million for the third quarter 2005 compared to $63.5 million for the third quarter 2004. The majority of the increase is attributable to an increase in corporate expense of $5.7 million, offset by a decrease of $5.6 million in Aerospace segment expenses. The Industrial Distribution and Music segments had increases of $1.7 million and $1.7 million, respectively. The increase in corporate expenses for the third quarter of 2005 compared to the same period in 2004 related principally to a $4.8 million increase in stock appreciation rights expense based upon the increase in share price of the corporation’s stock as of the quarter ended September 30, 2005. Stock appreciation rights are driven by changes in the market value of shares of Class A stock and were granted to certain principal executives of the corporation from 1997 to 2003 as a long-term incentive to enhance the value of shareholders’ interests in the corporation. Since a majority of these rights have now been exercised and no new stock appreciation rights have been awarded since early 2003, the impact of future changes in the stock price will have a diminished effect on earnings in future periods: each dollar of increase in the price of Kaman shares from $20.45 is expected to result in approximately $250,000 of expense while the remaining rights are unexercised, and moderate decreases in the price of the shares would result in a proportionate decrease in expense. Corporate also had $1.3 million increase in incentive compensation, $0.4 million increase in the long-term incentive program accrual and $0.9 million in expenses related to the recapitalization. These increases were offset by a $1.7 million decrease in supplemental pension expense for the third quarter of 2005 compared to the same period in 2004. The Music segment’s operating expenses increased $1.7 million which was attributable to the acquisition of MBT. The Industrial Distribution segment had an increase in expenses of $1.7 million as a result of an increase in certain expenses primarily related to employee costs, including incentive compensation of approximately $0.7 million and pension costs of $0.4 million. For the third quarter of 2005, the Aerospace segment decrease was partially attributable to lower costs as a result of operational efficiencies generated from the Kaman Aerospace subsidiary realignment in 2004. The Aerospace segment also incurred certain non-recurring severance costs of approximately $2.0 million associated with realignment of the Aerospace segment’s management team incurred during the third quarter of 2004. Additionally the third quarter 2005 Helicopter’s Division results included the reversal of bad debt expense for $1.0 million as a result of the payment received from MDHI as compared to the $1.9 million write off of bad debt expense from the prior year third quarter which has resulted in a $2.9 million change. These cost savings were offset by an increase in Kamatics’ general and administrative expenses of approximately $1.1 million primarily due to sales growth.

Selling, general and administrative expenses increased $13.0 million or 7.2 percent to $193.2 million for the first nine months of 2005 compared to $180.2 million for the same period of 2004. The majority of the increase is attributable to an increase in corporate expense of $15.4 million as well as additional expense in the Industrial Distribution segment of $4.9 million. The Music segment’s operating expenses increased $2.4 million which was primarily attributable to the acquisition of MBT while the Aerospace segment portion decreased $9.7 million. The increase in corporate expense for the nine months ended September 30, 2005 compared to the same period in 2004 related principally to an $8.4 million increase in stock appreciation rights expense, a $2.5 million increase in the long-term incentive program expense, a $1.8 million increase in incentive compensation and a $1.9 million increase in expenses related to the recapitalization. The Industrial Distribution segment’s increase was due to certain expenses primarily related to employee costs including incentive compensation of $1.6 million and pension costs of $1.2 million. For the nine months ended September 30, 2005, the Aerospace segment decrease was partially attributable to lower costs as a result of operational efficiencies generated from the Kaman Aerospace subsidiary realignment in 2004 as well as the MDHI adjustment and absence of the severance charges that occurred during 2004 detailed above. These cost savings were offset by an increase in Kamatics’ general and administrative expenses of approximately $2.1 million primarily due to sales growth.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense, net decreased to $0.6 million for the third quarter of 2005 compared to $0.9 million in the third quarter of 2004 and decreased to $1.9 million for the nine months ended September 30, 2005 compared to $2.6 million for the same period of 2004. Interest expense, net generally consists of interest charged on the revolving credit facility offset by interest income. The decrease in interest expense, net is due to higher interest income as a result of payments from MDHI, which represents interest payments on past due amounts, of approximately $0.4 million for the third quarter of 2005 and $0.8 million for the nine months ended September 30, 2005.

The effective income tax rate was 58.7 percent for the first nine months of 2005 as compared to a tax benefit 16.0 percent for the corresponding period in 2004. The higher 2005 tax rate is attributable to nondeductible expenses related to the corporation’s recapitalization proposal, as well as to nondeductible compensation under IRC §162(m), arising principally from stock appreciation right compensation driven by the increase in the price of Kaman shares during the first nine months of 2005. The 2004 effective tax rate benefit was lower due to the impact of state income taxes and smaller amounts of nondeductible compensation and recapitalization expenses. The effective tax rate represents the combined estimated federal, state and foreign tax effects attributable to the expected net earnings for the year.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" (“SFAS 123(R)”). The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award. In April 2005, the Securities and Exchange Commission (the "SEC") announced that the effective date of SFAS 123(R) would be delayed from June 15, 2005 until January 1, 2006, for calendar year companies. The corporation will adopt SFAS 123(R) effective January 1, 2006 and expects that the adoption of such standard will have an impact on the corporation’s results of operations similar to the results presented in the corporation’s current Stock Option Accounting footnote. The corporation anticipates that it will apply one of the prospective accounting methods available for the adoption of SFAS 123(R).

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application for voluntary changes in accounting principles unless it is impracticable to do so. The provisions of this statement are effective for fiscal periods beginning after December 15, 2005. In the event of a voluntary accounting principle change after December 31, 2005, the corporation will adhere to the guidance in this standard.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Estimates

Preparation of the corporation's financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management's Discussion and Analysis and the Notes to the Consolidated Financial Statements in the Corporation's Annual Report, incorporated by reference in Form 10-K for the fiscal year 2004, describe the significant accounting estimates and policies used in the preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management's estimates. There have been no significant changes in the corporation's critical accounting policies or the methodology related to significant estimates in the third quarter of 2005.

Liquidity and Capital Resources

Discussion and Analysis of Cash Flows

Management assesses the corporation's liquidity in terms of its ability to generate cash to fund operating, investing and financing activities. Cash flow generation is another key performance indicator reviewed by management in evaluating business segment performance. Significant factors affecting the management of liquidity include earnings, cash flows generated from or used by operating activities, capital expenditures, investments in the business segments and their programs, acquisitions, dividends, adequacy of available bank lines of credit, and factors which might otherwise affect the corporation's business and operations generally, as described below under the heading “Forward-Looking Statements”. Although cash flows from operations improved for the nine months ended September 30, 2005 as compared to the same period in the prior year, the corporation continued to rely upon borrowings under its revolving credit agreement in order to satisfy working capital requirements, fund the acquisition of MBT, and continue the regular payment of quarterly dividends. As previously reported, during the second quarter of 2005, the corporation increased its dividend rate by 13.6 percent to $0.50 per share on an annual basis.

Although it is expected that debt levels should be reduced upon successful completion of the Australia SH-2G(A) program, management also believes that bank borrowings will continue to provide an important source of support for the corporation's activities. Management believes that its current and anticipated future credit agreements, along with cash generated from operations, will be adequate to support its anticipated future liquidity requirements.

Net cash used in operating activities from operations for the nine months ended September 30, 2005 totaled $1.8 million as compared to netcash used in operating activities of $16.7 million for the same period in 2004. The change was partially due to an increase in earnings from operations primarily attributable to increased sales and operating profit for Industrial Distribution segment, Music segment and the Kamatics subsidiary. Also favorably impacting cash flows during the third quarter of 2005 was the collection of $1.0 million from MDHI which related to balances that were previously written off. These cash inflows were offset by cash outflows related to the payment of expenses associated with loss contracts as the corporation continued to make significant payments related to additional subcontract labor for the Australian SH-2G(A) program during the nine months ended September 30, 2005. Although this also occurred in 2004, the volume of such payments during 2005 was substantially more than the payments made during the same period of 2004. Additionally, due to the considerable amount of stock appreciation rights activity, which occurred after the corporation filed its initial proxy statement with respect to the recapitalization, approximately $7.4 million was paid for the exercise of such rights during the first nine months of 2005.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net cash used in investing activities increased to $37.9 million for the nine months ended September 30, 2005 from $5.5 million in the same period of 2004. The increase is primarily due to the acquisition of MBT by the Music segment for approximately $30.0 million. Other cash outflows related to an increase in capital expenditures during 2005 as compared to 2004.

Net cash provided by financing activities for the nine months ended September 30, 2005, was $38.1 million as compared to cash provided by financing activities during the same period of 2004 of $24.7 million. The change in cash flow related to financing activities is attributable to an increase in borrowing activity, primarily to fund the acquisition of MBT by the Music segment.

Contractual Obligations

There has been no material change outside the ordinary course of business in the corporation's contractual obligations during the third quarter and nine months ended September 30, 2005. Please see the corporation's annual report on Form 10-K for the year ended December 31, 2004 for a discussion of its contractual obligations.

Off-Balance Sheet Arrangements

There has been no material change in the corporation's off-balance sheet arrangements as of the third quarter and nine months ended September 30, 2005. Please see the corporation's annual report on Form 10-K for the year ended December 31, 2004 for a discussion of such arrangements.

Other Sources/Uses of Capital

At the end of the third quarter of 2005, the corporation had $18.2 million of its 6% convertible subordinated debentures outstanding. The debentures are convertible into shares of Class A common stock at any time on or before March 15, 2012 at a conversion price of $23.36 per share, generally at the option of the holder. Pursuant to a sinking fund requirement that began March 15, 1997, the corporation redeems approximately $1.7 million of the outstanding principal of the debentures each year.

In November 2000, the corporation's board of directors approved a replenishment of the corporation's stock repurchase program, providing for repurchase of an aggregate of 1.4 million Class A common shares for use in administration of the corporation's stock plans and for general corporate purposes. There was no repurchase of additional shares during the third quarter of 2005. For a discussion of share repurchase activity during the three months ended September 30, 2005, please refer to Part II, Item 2 of this report.

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

Financing Arrangements

On August 5, 2005, the corporation replaced its previous five-year, $150 million revolving credit facility with a new $150 million revolving credit facility expiring August 4, 2010 with The Bank of Nova Scotia and Bank of America as Co-Lead Arrangers and Administrators, JPMorgan Chase Bank as Syndication Agent, Key Bank as Documentation Agent, and Citibank and Webster Bank as additional participants. The new facility includes an “accordion” feature that provides the corporation the opportunity to request an expansion of up to $50 million in the size of the facility as well as a foreign currency feature that replaces an expired 9.5 million Euro credit agreement. The new facility is expected to be sufficient to support the corporation’s anticipated working capital needs. Standard & Poor’s assigned the new facility an investment grade rating of BBB-. The rating continues to be accompanied by a "negative outlook" which at the time of the rating the agency had attributed primarily to the uncertainty regarding the recapitalization. Facility fees under the new Revolving Credit Agreement are charged on the basis of the corporation's credit rating from Standard & Poor's. The financial covenants include a requirement that the corporation have i) EBITDA, at least equal to 300% of net interest expense, on the basis of a rolling four quarters and ii) a ratio of consolidated total indebtedness to total capitalization of not more than 55%. The agreement also incorporates a financial covenant which provides that if the corporation's EBITDA to net interest expense ratio is less than 6 to 1, the ratio of i) accounts receivable and inventory for certain Kaman subsidiaries to ii) the corporation's consolidated total indebtedness cannot be less than 1.6 to 1. The corporation remained in compliance with those financial covenants for the nine months ended September 30, 2005. Total average bank borrowings for the nine months ended September 30, 2005 were $44.3 million compared to $51.4 million for the same period last year.

As of September 30, 2005, there was $50.9 million available for borrowing under the Revolving Credit Agreement. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Agreement. A total of $30.7 million in letters of credit were outstanding under the Revolving Credit Agreement at the end of the third quarter of 2005, a significant portion of which is related to the Australia SH-2G(A) program. The letter of credit for the production portion of the Australia program has a balance of $17.0 million, the majority of which is expected to remain in place until this portion of the program is completed.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Forward-Looking Statements

This report may contain forward-looking information relating to the corporation's business and prospects, including the aerospace, industrial distribution and music businesses, operating cash flow, the benefits of the recapitalization transaction, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of competitions for government programs and thereafter contract negotiations with government authorities, both foreign and domestic; 2) political conditions in countries where the corporation does or intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) economic and competitive conditions in markets served by the corporation, particularly defense, commercial aviation, industrial production and consumer market for music products, as well as global economic conditions; 5) satisfactory completion of the Australian SH-2G(A)program, including successful completion and integration of the full ITAS software; 6) receipt and successful execution of production orders for the JPF U.S. government contract including the exercise of all contract options and receipt of orders from allied militaries, as both have been assumed in connection with goodwill impairment evaluations; 7) satisfactory resolution of the EODC/University of Arizona litigation; 8) achievement of enhanced business base in the Aerospace segment in order to better absorb overhead and general and administrative expenses, including successful execution of the contract with Sikorsky for the BLACK HAWK Helicopter program; 9) satisfactory results of negotiations with NAVAIR concerning the corporation's leased facility in Bloomfield, Conn.; 10) profitable integration of acquired businesses into the corporation 's operations; 11) changes in supplier sales or vendor incentive policies; 12) the effect of price increases or decreases; 13) pension plan assumptions and future contributions; 14) continued availability of raw materials in adequate supplies; 15) satisfactory resolution of the supplier switch and incorrect part issues at Dayron and the DCIS investigation; 16) cost growth in connection with potential environmental remediation activities related to the Bloomfield and Moosup facilities; 17) whether the proposed recapitalization is completed; 18) risks associated with the course of litigation, including the Mason Capital Ltd. lawsuit; 19) changes in laws and regulations, taxes, interest rates, inflation rates, general business conditions and other factors; 20) the effects of currency exchange rates and foreign competition on future operations; and 21) other risks and uncertainties set forth in the corporation 's annual, quarterly and current reports, and proxy statements. Any forward-looking information provided in this report should be considered with these factors in mind. The corporation assumes no obligation to update any forward-looking statements contained in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the corporation's exposure to market risk during the quarter and nine months ended September 30, 2005. Please see the corporation's annual report on Form 10-K for the year ended December 31, 2004 for discussion of the corporation's exposure to market risk.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Management has carried out an evaluation, under the supervision and with the participation of Kaman Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Kaman Corporation’s disclosure controls and procedures as of September 30, 2005. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon Management’s evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2005, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Kaman Corporation files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 4. Controls and Procedures (continued)

Changes in internal controls

In 2004, the Kaman Aerospace subsidiary's operations were realigned, with the creation of three principal operating divisions from existing Aerospace subsidiary operations: Aerostructures, Fuzing and Helicopters. During 2004, Kaman Aerospace subsidiary process documentation applied to each of the operating divisions. Beginning in 2005, each of the divisions is in the process of revising process documentation and re-evaluating and testing internal controls over financial reporting for their own specific operations and expect to complete this process by December 31, 2005.

On August 5, 2005, Kaman Music Corporation acquired the business of MBT Holding Corp. and its subsidiaries in an asset purchase agreement for approximately $30 million. While the corporation is beginning the process of incorporating its controls and procedures into MBT, management has not yet performed documentation, evaluation and testing of internal controls over MBT’s financial reporting and MBT will not be included in Kaman Corporation’s assessment of internal controls over financial reporting as of December 31, 2005.

During the third quarter ended September 30, 2005, there were no other changes in internal controls over financial reporting at the Corporation that occurred that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Kaman Corporation and Subsidiaries
Part II - Other Information

Item 1.  Legal Proceedings

In connection with the proposed recapitalization contemplated by the recapitalization agreement between the company and members of the Kaman family and related entities (the "Kaman Family Parties"), on September 19, 2005, a lawsuit was brought in federal district court in Connecticut by Mason Capital, Ltd. against the corporation and the Kaman Family Parties. The lawsuit was assigned to Judge Mark Kravitz, sitting in New Haven. The plaintiff seeks, among other relief, to enjoin the proposed recapitalization unless and until the proposed recapitalization is approved by two "supermajority" votes, one vote of 80% of the holders of the corporation's Class B Voting Common Stock, and a second, separate vote by the disinterested holders of two-thirds of the company's Class B Voting Common Stock. The corporation believes that, as structured, the proposed recapitalization does not require the "supermajority" votes that Mason Capital claims.

A trial was held on October 7, 2005 to consider Mason Capital's requested relief and post-trial submissions have been made.

The corporation held the special meetings of its Class A Nonvoting Common Stock and Class B Voting Common Stock shareholders as scheduled on October 11, 2005 and the proposed recapitalization and other amendments to the company's certificate of incorporation were approved by the company's shareholders. However, in order to allow for a judicial determination without undue consideration to the timing of the meetings, the company had previously agreed to delay closing of the proposed recapitalization until the Court issues a decision in the case. If the Court rules in favor of the company in this litigation, the company plans to promptly thereafter complete the proposed recapitalization unless this would be prohibited by a stay pending an appeal by Mason Capital.

Pursuant to the recapitalization agreement, the Kaman Family Parties have given written notice to the company demanding reimbursement by the company for certain of their expenses in defending themselves in the Mason Capital litigation. Under the terms of the recapitalization agreement, the Kaman Family Parties' eligibility for reimbursement will depend upon compliance by the Kaman Family Parties with the recapitalization agreement.

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

Kaman Corporation and Subsidiaries
Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - continued

The following table provides information about purchases of Class A common shares by the corporation during the three months ended September 30, 2005:

			Total Number
			of Shares	Maximum
			Purchased as	Number of
	Total		Part of	Shares That
	Number	Average	Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Plan	the Plan

07/02/05-
07/29/05	-	-	269,611	1,130,389

07/30/05-
08/26/05	-	-	269,611	1,130,389

08/27/05-
09/30/05	-	-	269,611	1,130,389

Item 4.   Submission of Matters to Vote of Security Holders

Special meetings of the holders of Class B Voting Common Stock and Class A Nonvoting Common Stock of the corporation were held separately on October 11, 2005. Following is a brief description of each matter voted upon at each meeting:

Meeting of Holders of Class B Voting Common Stock:

The Class B shareholders voted to approve and adopt an amendment to the corporation's certificate of incorporation whereby each share of Kaman Corporation Class A Nonvoting Common Stock will be redesignated as one share of “Common Stock”, entitled to one vote per share; and to approve and adopt an amendment to Kaman Corporation’s certificate of incorporation whereby each share of Kaman Corporation Class B Voting Common Stock will be reclassified into 3.58 shares of Common Stock, entitled to one vote per share, or, at the election of the holder of Class B Voting Common Stock, 1.84 shares of Common Stock and an amount in cash equal to $27.10.

The holders of 661,487 shares of Class B Voting Common Stock , representing 99.05% of the total shares issued and outstanding and entitled to vote , were present in person or by proxy at the meeting, constituting a quorum. A total of 605,889 shares were voted for the proposal, 55,598 shares voted against the proposal, and there were no shares abstaining.

Kaman Corporation and Subsidiaries
Part II - Other Information

Item 4.   Submission of Matters to Vote of Security Holders-continued

The shareholders voted to approve an amendment and restatement of Kaman Corporation’s certificate of incorporation which will implement the following: (a) Kaman Corporation’s board of directors will be divided into three classes serving staggered terms; (b) there will be a minimum of three and a maximum of 15 directors, with the actual number of directors established by the board of directors in accordance with Kaman Corporation’s bylaws; (c) the ability of shareholders to remove directors will be limited to removal for cause and upon the affirmative vote of a majority of the shares entitled to vote thereon; (d) a supermajority vote of the voting stock will be required to amend, repeal or modify certain provisions of Kaman Corporation’s certificate of incorporation and bylaws; and (e) certain other changes of an updating nature.

The holders of 661,487 shares of Class B Voting Common Stock , representing 99.05% of the total shares issued and outstanding and entitled to vote , were present in person or by proxy at the meeting, constituting a quorum. A total of 604,614 shares were voted for the proposal, 56,430 shares voted against the proposal, and 443 shares abstained.

Meeting of Holders of Class A Nonvoting Common Stock

The Class A shareholders voted to approve and adopt an amendment to Kaman Corporation’s certificate of incorporation whereby each share of Kaman Corporation Class A Nonvoting Common Stock will be redesignated as one share of “Common Stock”, entitled to one vote per share; and to approve and adopt an amendment to Kaman Corporation’s certificate of incorporation whereby each share of Kaman Corporation Class B Voting Common Stock will be reclassified into 3.58 shares of Common Stock, entitled to one vote per share, or, at the election of the holder of Class B Voting Common Stock, 1.84 shares of Common Stock and an amount in cash equal to $27.10.

The holders of 18,861,236 shares of Class A Nonvoting Common Stock , representing 84.67% of the total shares issued and outstanding and entitled to vote, were present in person or by proxy at the meeting, constituting a quorum. A total of 18,446,451 shares were voted for the proposal, 329,159 shares voted against the proposal, and 85,626 shares abstained.

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

KAMAN CORPORATION
Registrant

Date: October 28, 2005	By: /s/ Paul R. Kuhn
Paul R. Kuhn
Chairman, President and
Chief Executive Officer
(Duly Authorized Officer)

Date: October 28, 2005	By: /s/ Robert M. Garneau
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