Form 10-K
period 2005-12-31
KAMAN CORP
filed 2006-02-27
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2005.

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

- Common Stock, Par Value $1.00
- 6% Convertible Subordinated Debentures Due 2012

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐

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

$380,652,470 as of June 30, 2005.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date (January 15, 2006).

Common Stock	23,911,138
$1 par value per share

Documents Incorporated Herein By Reference

Document	Parts Into Which Incorporated
Annual Report to Shareholders for the Fiscal Year Ended December 31, 2005 (Annual Report)	Parts II and IV
Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 2006 (Proxy Statement)	Part III

Kaman Corporation
Index to Form 10-K
Year Ended December 31, 2005

PART I

ITEM 1.   BUSINESS

INTRODUCTION

Kaman Corporation, incorporated in 1945, reports information for itself and its subsidiaries (collectively, the "company") in three business segments: Aerospace, Industrial Distribution, and Music.*

The Aerospace segment consists primarily of the following subsidiaries: Kaman Aerospace Corporation, Kamatics Corporation, Dayron, Inc., Plastic Fabricating Company, Inc., and RWG Frankenjura-Industrie Flugwerklager GmbH ("RWG"). The principal operating divisions of Kaman Aerospace Corporation are Aerostructures, Fuzing and Helicopters. Aerospace segment sales constituted 26.1 percent of the company's consolidated net sales for 2005.

The Aerostructures Division produces aircraft subassemblies and other parts for commercial airliners and the C-17 military transport and performs helicopter subcontract work. Operations are conducted at the Jacksonville, Florida and Wichita, Kansas (Plastic Fabricating Company) facilities. This operating unit constituted 19.1 percent of Aerospace segment sales for 2005.

The Fuzing Division manufactures products for military and commercial markets, primarily related to military safe, arm and fuzing devices for several missile and bomb programs; as well as precision non-contact measuring systems for industrial and scientific use; and high reliability memory systems for airborne, shipboard, and ground-based programs. Operations are conducted at the Middletown, Connecticut and Orlando, Florida (Dayron) facilities. This operating unit constituted 20.3 percent of Aerospace segment sales for 2005.

The Helicopters Division supports and markets SH-2G maritime helicopters operating with foreign militaries as well as K-MAX “aerial truck” helicopters operating with government and commercial customers in several countries. The division also has other small manufacturing programs and markets its helicopter engineering expertise on a subcontract basis. Operations are primarily conducted at the Bloomfield, Connecticut facility. This operating unit constituted 26.6 percent of Aerospace segment sales for 2005.

Kamatics primarily manufactures proprietary self-lubricating bearings used in aircraft flight controls, turbine engines and landing gear that are currently used in almost all military and commercial aircraft in production in North and South America and Europe as well as driveline couplings for helicopters. These are market-leading products for applications requiring highly sophisticated engineering and specialization in the airframe bearing market. Operations are conducted at the Bloomfield, Connecticut and Dachsbach, Germany (RWG) facilities. This operating unit constituted 32.0 percent of Aerospace segment sales for 2005.

The Industrial Distribution segment is the third largest North American industrial distributor serving the bearings, electrical/mechanical power transmission, fluid power, motion control and materials handling markets. We offer more than 1.7 million items, as well as value-added services, to a base of more than 50,000 companies representing a highly diversified cross section of North American industry. The segment covers 70 of the top 100 industrial markets in the U.S. and operates from approximately 200 locations in the U.S., Canada and Mexico. Industrial Distribution segment sales constituted 56.5 percent of the company's consolidated net sales for 2005.

The Music segment is the largest independent distributor of musical instruments and accessories in the United States, offering more than 20,000 products for amateurs and professionals. Our premium branded products, many of which are brought to the market on an exclusive basis, and our market-leading business-to-business systems for our customer base of over 10,000 retailers nationwide, contribute to the performance of the business. While the vast majority of the segment’s sales are to North American customers, we continue to build our presence in key international markets including Europe, Asia and Australia. Music segment operations are headquartered in Bloomfield, Connecticut and conducted from a manufacturing plant in New Hartford, Connecticut and strategically placed warehouse facilities that primarily cover North America. Music segment sales constituted 17.4 percent of the company's consolidated net sales for 2005.
____________________________
*Throughout this report, divisions and/or subsidiary operations may also be referred to as “operating units”.

EXECUTIVE SUMMARY OF KEY EVENTS IN 2005

•
On November 3, 2005, the company was successful in completing a recapitalization of its capital stock, replacing the company's previously existing dual class common stock structure (consisting of Class A non-voting common stock and Class B voting common stock) with one class of voting common stock. Each share of Class A non-voting common stock became one share of voting common stock while each share of Class B voting common stock was reclassified into 3.58 shares of voting common stock, or alternatively, at the election of the holder of such shares, 1.84 shares of voting common stock and an amount in cash equal to $27.10. The company paid $13.9 million to shareholders electing the part cash/part stock option. A total of 1,498,851 shares of common stock were issued in exchange for 667,814 shares of Class B voting common stock.

•
The company's consolidated net sales for calendar year 2005 increased 10.7 percent to $1.1 billion compared to $995.2 million in 2004. Net earnings for calendar year 2005 were $13.0 million, or $0.57 per share diluted, compared to a net loss of $11.8 million, or a loss of $0.52 per share diluted, in 2004. Results for 2005 include the benefit of $7.7 million in pretax income arising primarily from MD Helicopters, Inc. (“MDHI”) recoveries described below offset by $16.8 million in pretax charges for the Australia SH-2G(A) helicopter program. The 2005 results also include the impact of $8.3 million of primarily nondeductible expenses for stock appreciation rights triggered by a significant increase in the company’s stock price in 2005 and $3.3 million in nondeductible expenses for legal and financial advisory fees related to the company’s recapitalization. The 2004 loss was primarily attributable to $41.6 million of previously disclosed negative adjustments taken in the Aerospace segment.

•
Calendar year 2005 was the first full year of Aerospace segment operations utilizing the division realignment that created the Aerostructures, Fuzing, and Helicopters Divisions as operating units of Kaman Aerospace Corporation. The reorganization has provided meaningful enhancement to management visibility and accountability within the segment and each operating unit reported positive operating results for 2005. During 2005, the Helicopters Division also continued to work on its SH-2G(A) helicopter program for the government of Australia and the company recorded the additional charges described above related to cost growth associated with this program. The first fully functional aircraft is targeted for delivery in mid-2006.

•
In the fourth quarter of 2005, we entered into a multi-year agreement with MDHI for the production of rotor blades and other components, primarily for the MD Explorer helicopter. During 2005, the company recorded $7.7 million of pretax income largely representing recovery of past due MDHI receivables that the company had written off in 2004.

•
The Music segment acquired MBT Holdings Corp. (now known as Musicorp) in August 2005. Musicorp had been the second largest U.S. distributor of musical instruments and accessories after the company. This acquisition is expected to allow us to take advantage of economies of scale needed to continue to succeed in a highly competitive industry.

•
In August 2005, the company replaced its then maturing $150 million revolving credit agreement with a new $150 million revolving credit agreement that expires in August 2010. Standard and Poors issued the company a BBB- investment grade rating (with negative outlook which was changed to “stable” when the recapitalization was completed) in connection with the new revolver.

AEROSPACE SEGMENT

Segment sales for calendar year 2005 were $288.0 million compared to $252.4 million in 2004. The segment had operating income of $33.3 million for 2005, compared to an operating loss of $14.3 million in 2004. The 2005 results include the impact of $16.8 million in pretax charges taken against the Australia SH-2G(A) program and $2.7 million in pretax idle facility and related costs along with the benefit of $7.7 million in pretax earnings associated primarily with the MDHI recoveries. The 2004 full year results include the impact of $41.6 million in negative pretax adjustments to certain Aerostructures, Fuzing and Helicopters Divisions’ programs and $3.3 million in pretax idle facility and related costs.

Aerostructures Division

The Aerostructures Division had net sales for 2005 of $55.0 million compared to $45.4 million in 2004, a 21.2 percent increase. The largest contributors to the increase are production of the cockpit for the Sikorsky BLACK HAWK helicopter along with additional sales for the Boeing 777. For both 2005 and 2004, the wing structure assembly for the C-17 (on contract through mid-2007) continued to be the largest program for this division.

As previously reported, the Jacksonville facility had experienced difficulty with obtaining adequate sales volume to achieve profitability following completion of the move from Moosup, Connecticut to the expanded Jacksonville facility in 2003. However, since the move, the division has focused on reestablishing levels of customer satisfaction, improving operational efficiencies and increasing its business base and these efforts have resulted in a profitable operation during 2005.

A primary example is the multi-year contract with Sikorsky, under which the division manufactures the cockpit for certain models of the BLACK HAWK helicopter. This contract has been an important element in helping to broaden the business base at the Jacksonville facility, increase sales and improve profitability. The initial work, having a value of $26.4 million, covers 80 units and includes installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines, and the composite structure that holds the windscreen. The multi-year contract has follow-on options that, if fully exercised, would include the fabrication of 349 units and bring the total potential value to approximately $100.0 million. Through the end of 2005, we have delivered 16 cockpits to the customer. In addition, the division has substantially completed the transition to assumption of responsibility for manufacturing the detail parts currently furnished by Sikorsky as well as continuing its present work assembling the cockpits.

In January 2006, Plastic Fabricating Company ("PlasticFab") received a $20.5 million, multi-year contract from the Shenyang Aircraft Corporation of Shenyang, China. PlasticFab will manufacture metal and composite bonded panels for the vertical fin leading edge, which will be part of the Shenyang Aircraft Corporation-supplied vertical fin on the new Boeing 787 Dreamliner. Initial deliveries are scheduled to begin in the third quarter of 2006. Also in January 2006, PlasticFab received a $6.7 million award from Sikorsky Aircraft Corporation to manufacture and assemble tail rotor pylons for its MH-92 helicopters that will be operated by the Canadian Maritime Defence Forces as CH-148 Cylcones. Initial deliveries of developmental test units for this program are also expected to begin in the third quarter of 2006.

In June 2005, PlasticFab notified its two affected customers of a non-conforming part that may have an impact on certain aircraft panels manufactured at PlasticFab,  beginning in September 2002. Management is working with its customers to resolve this issue in a mutually satisfactory manner.

Fuzing Division

The Fuzing Division had net sales in 2005 of $58.4 million compared to $56.8 million in 2004, a 2.8 percent increase. The division manufactures safe, arm and fuzing devices for major missile (Middletown) and bomb (Orlando) programs as well as precision measuring and mass memory systems (Middletown) for commercial and military applications. Principal customers include the U.S. military, General Dynamics, Raytheon, Lockheed Martin and Boeing.

The slight increase in sales for 2005 was attributable to additional fuzing and memory and measurement systems sales at the Middletown facility. At the Dayron facility, sales remained relatively flat due to a delay in the delivery of product for certain programs, including to some degree, the FMU-152A/B Joint Programmable Fuze ("JPF") program. During 2005, Dayron continued to work on material flow and manpower ramp-up to meet production requirements of the JPF contract with the U.S. Air Force. During the fourth quarter, a technical issue was identified involving a component of the fuze, impacting shipments in the quarter. Management believes it has successfully addressed the issue. As previously reported, the contract has a value to date of $38.1 million, with a potential value of $168.7 million if all options for future years’ production are exercised. In addition, the division has received three small orders from foreign militaries. While the early part of the program has been marginally unprofitable, management expects that the program will become profitable as operating efficiencies improve, deliveries to the U.S. military increase and as further orders are received from foreign militaries.

The division also continued to work toward resolution of two previously reported fuzing product warranty issues at Dayron that affect our FMU-143 program. One issue involves a supplier’s recall of a switch embedded in certain Dayron bomb fuzes, and the second involves bomb fuzes manufactured for the U.S. Army utilizing systems in place at the time Dayron was acquired by the company that were subsequently found to contain an incorrect part. It is currently expected that the work to satisfy the impacted customers will be completed in 2006. In connection with the second warranty matter, Dayron was notified on March 18, 2005 that the U.S. Attorney's Office for the Middle District of Florida and the Defense Criminal Investigative Service had initiated an investigation into the matter. Dayron has cooperated fully with the authorities, working to resolve the matter in a mutually satisfactory manner. As of the date of this report, the company has not received any notification from the authorities regarding conclusion of the investigation.

Another Dayron program involving the FMU-139 fuze has been delayed for over a year while our customer works out its technical issues with its customer, the U.S. Government. Management expects that the issue will be resolved in 2006 with deliveries under this program extending into 2008.

Management continues to focus on establishing operating efficiencies and improving supply chain arrangements as well as resolving the warranty issues in order to enhance sales and profitability at Dayron.

Helicopters Division

The Helicopters Division had net sales in 2005 of $76.7 million compared to $67.0 million in 2004, an increase of 14.5 percent. The division supports and markets its SH-2G maritime helicopters operating with foreign militaries, and K-MAX “aerial truck” helicopters operating with government and commercial customers in several countries. The division also has other small manufacturing programs and markets its helicopter engineering expertise on a subcontract basis.

The increase in sales for 2005 is partially attributable to an increase of $6.0 million in sales of K-MAX aircraft compared to 2004. Also included in 2005 sales is $4.6 million with respect to MDHI, primarily as a result of the recent agreement with MDHI to resume production of rotor blades, pitchcases and flexbeams, primarily for the MD Explorer helicopter. Sales for 2004 are net of a non-cash negative sales adjustment for $18.2 million for the division’s MDHI contracts.

SH-2G programs have generally consisted of remanufacture of the company’s SH-2F helicopters to the SH-2G configuration or refurbishment, upgrades and ongoing support of existing SH-2G helicopters. The SH-2, including its F and G configurations, was originally manufactured for the U.S. Navy. Although no retrofit orders have been received for several years, the division continues to pursue opportunities to refurbish, reactivate and upgrade the U.S. Navy's remaining inventory of these aircraft on an international basis. SH-2G helicopters are currently operating with the governments of Egypt, New Zealand, and Poland. Upon completion of the Australia SH-2G (A) program, the aircraft will also be in service with the Royal Australian Navy.

During 2005, the division began performing a standard depot level maintenance program for aircraft that were delivered to Egypt in 1998. Work on the first of nine aircraft has been completed, and work on the second aircraft is underway pursuant to a $5.3 million contract covering maintenance work on the first two aircraft and an option for the next two aircraft. The company is in discussions with the Egyptian government concerning a maintenance program covering the remaining helicopters and various upgrades to the aircraft.

Work continues on the SH-2G(A) program for Australia, which involves the remanufacture of eleven helicopters with support, including a support services facility, for the Royal Australian Navy. The total current anticipated value of the program is $758.7 million. The helicopter production portion of the program is valued at approximately $610.7 million, essentially all of which has been recorded as sales through 2005. The associated in-service support center program has a current anticipated value of approximately $148.0 million of which 37 percent has been recorded as sales through 2005.

Production of the eleven SH-2G(A) aircraft for the program is essentially complete, with the exception of the full Integrated Tactical Avionics System ("ITAS") software. The division’s subcontractors, Northrop Grumman and Computer Sciences Corporation, continued to make progress toward completing the software integration and in August 2005 commenced software testing procedures in preparation for final quality acceptance. Based upon the results of that testing, management determined that additional work is necessary prior to entering a final qualification phase that will conclude the complex software acceptance process. As the result of this additional effort and continued work on integration of the software, the division recorded an additional $16.8 million of accrued contract loss during 2005, $2.5 million of which was recorded during the fourth quarter. This contract has been in a loss position since 2002. The remaining accrued contract loss as of December 31, 2005 is $16.0 million. This contract loss accrual continues to be monitored and adjusted as necessary to reflect the anticipated cost of the complex integration process and the results of testing. Delivery of the first fully operational aircraft complete with the ITAS software is now targeted to occur in mid-2006.

The division continues to maintain a consignment of the U.S. Navy’s inventory of SH-2 spare parts under a multi-year agreement that provides the division the ability to utilize certain inventory for support of its SH-2G programs.

Late in the third quarter of 2005, the division received a $6.4 million contract from Sikorsky Aircraft Corp. to assemble mechanical subassemblies for various models of Sikorsky helicopters, including the UH-60 BLACK HAWK and S-76 models. This work is now underway at the Bloomfield facility.

The division continues to support K-MAX helicopters being operated by customers. At the end of 2005, K-MAX inventories included approximately $20.4 million in spare parts and $2.1 million in aircraft currently leased. This inventory was previously written down based upon a market evaluation during 2002 and continues to be re-evaluated for additional impairment. While the K-MAX helicopter production line remains inactive and only one aircraft is available for disposition, the division may consider producing additional aircraft upon receipt of a substantial firm order by a customer. The 2005 and 2004 sales include $14.6 million and $8.6 million respectively from the sale of K-MAX helicopters, some of which were to customers who had previously leased the aircraft.

Kamatics Subsidiary

Kamatics (including RWG, the company’s German aircraft bearing manufacturing operation) had net sales of a record $92.2 million for calendar year 2005 compared to $77.1 million in 2004. Operations are conducted at company facilities in Bloomfield, Connecticut and Dachsbach, Germany.

Kamatics’ proprietary self-lubricating bearings are currently in use in almost all military and commercial aircraft produced in North and South America and Europe and are market-leading products for applications requiring highly sophisticated engineering and specialization in the airframe bearing market. Order activity from both Airbus and Boeing was strong in 2005, as it was from other customers in both the commercial and military sectors, and backlog at the end of the year was at a record level. As order levels increased, Kamatics was able to increase production levels while maintaining delivery schedules, leading to additional sales opportunities and further penetration of the market.

Other Aerospace Matters

The litigation instituted by the company against the University of Arizona in September 2004 is currently scheduled for a jury trial in late March 2006. The company's claim is for approximately $6.0 million, an amount that management believes is owed to the Electro-Optics Development Center of Kaman Aerospace Corporation as a result of work it performed beyond the scope of a $12.8 million contract with the University and which the University refused to address under the changes clause in the contract. The University had filed a counterclaim in the suit for unspecified damages, but has recently indicated in court papers that its current claim is in the range of $14.4 million. Management is developing its analysis of the University's figures as part of the litigation discovery process. In addition, on February 23, 2006, the University requested the court to reconsider a decision that it rendered on February 22, 2006 which, among other things, denied the University's motion seeking dismissal of the company's breach of contract claim as not timely filed under state law. There is no required timeframe for the court to rule on this request for reconsideration. Management is unable to make a determination as to the overall outcome of the litigation at this time.

INDUSTRIAL DISTRIBUTION SEGMENT

The Industrial Distribution segment experienced record sales of $621.9 million for calendar year 2005 compared to $581.8 million in 2004. In addition to benefiting from a strong focus on delivering superior customer service and improving efficiency, the segment’s performance was boosted by continued strength in the industrial market in 2005. A strong market climate continued in the Central and West regions of the U.S., which was slightly offset by softness in Southern and Gulf Coast markets as they recovered from the hurricanes of 2005.

The segment is the third largest North American industrial distributor serving the bearings, electrical/mechanical power transmission, fluid power, motion control and materials handling markets. The segment offers more than 1.7 million items, as well as value-added services to a base of more than 50,000 customers spanning nearly every sector of industry. Segment operations are headquartered in Windsor, Connecticut and conducted from approximately 200 locations in the U.S., Canada and Mexico, including strategically placed warehouse facilities.

The segment continued to compete well during 2005. The national accounts program continued to grow, reflecting service excellence and resulting in new or expanded national account contracts with Bimbo Bakeries, Birds Eye Foods, Cadbury Schweppes, Chemical Lime Company, Del Monte Foods Company, Lehigh Cement Company, Mission Foods, Monsanto and Tyco. Also, during 2005, the Industrial Distribution segment continued to work with key customers to identify opportunities to utilize the products it distributes in ways that help them increase efficiency, reduce downtime and lower production costs. This focus on providing innovative customer service is at the core of the segment’s long-term strategy for building market share. We believe that we have the appropriate platforms, including technology, systems management and customer and supplier relationships, to compete effectively in our portion of the evolving and highly diversified industrial distribution industry.

Global demand for basic materials such as scrap steel, coal, cement and copper continues to outpace supply which has resulted in longer lead times in the production of certain products for our customers. The continued trend by some customers to purchase inventory on a “just in time” basis is presenting a challenge for us as the lead times required by our suppliers have lengthened significantly. This is evident specifically in the large bore product groups used in the heavy industry as well as the rubber and hose product groups. Management continues to focus on maintaining the appropriate inventory levels through strategic purchasing and inventory control practices. This allows the segment to maximize inventory turns while minimizing excess inventory and thus inventory obsolescence.

MUSIC SEGMENT

Net sales for calendar year 2005 were a record $191.3 million, including $28.7 million from Musicorp, compared to $161.0 million in 2004. The increase in sales is, overall, attributable to the acquisition of MBT Holdings Corp. (now known as Musicorp), which had sales of $28.7 million since August 5, 2005, the date of acquisition. Without the acquisition, sales for the Music segment would have remained relatively flat year over year.

The Music segment is the largest independent distributor of musical instruments and accessories in the United States (and was such prior to the Musicorp acquisition), offering more than 20,000 products for amateurs and professionals. Operations are headquartered in Bloomfield, Connecticut and conducted primarily from a manufacturing plant in New Hartford, Connecticut and strategically placed warehouse facilities that cover the North American markets. While the vast majority of segment sales are to North American customers, the company continues to build its presence in key international markets.

The important holiday sales season for 2005 produced mixed results, with retailers who aggressively promoted business, especially the large chains, doing better than smaller retailers. Although 2005 was a difficult year for the music industry on the whole, the segment continued to successfully implement a growth strategy that combines organic expansion with targeted acquisitions. Specifically, the acquisition of Musicorp, which had been the second largest independent U.S. distributor of musical instruments and accessories, put the segment in an even stronger position to take advantage of the logistical, technological and operational efficiencies needed to succeed in the highly competitive musical instrument market.

The segment's array of fretted instruments includes premier and proprietary products, such as the Ovation® and Hamer® guitars, and Takamine® guitars under an exclusive distribution agreement. The segment has also significantly extended its line of percussion products and accessories over the past few years, augmenting its CB®, Toca® and Gibraltar® lines to include an exclusive distribution agreement with Gretsch® drums and acquiring Latin Percussion. In 2005, the company learned that we will become the exclusive U.S. distributor for Sabian Cymbals effective April 1, 2006.

AVAILABLE INFORMATION

The company's website address is www.kaman.com. The company's annual report on Form 10-K, quarterly reports on Form 10-Q, proxy statements, and current reports on Form 8-K as well as amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, together with Section 16 insider beneficial stock ownership reports, are available free of charge through the website as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission. The information contained in the company's website is not intended to be incorporated into this Annual Report on Form 10-K.

The company's Amended and Restated Certificate of Incorporation, Bylaws, Governance Principles and all Board of Directors' standing Committee Charters (including Audit, Corporate Governance, Personnel & Compensation and Finance) are also located on the company's website.

FINANCIAL INFORMATION

Information concerning each segment's performance for the last three fiscal years is included in the Segment Information section of the 2005 Annual Report to Shareholders (Exhibit 13 to this Form 10-K) and such section is incorporated herein by reference.

PRINCIPAL PRODUCTS AND SERVICES

Following is information for the three preceding fiscal years concerning the percentage contribution of each business segment's products and services to the company's consolidated net sales:

	Years Ended December 31
	2003	2004	2005
Aerospace	28.1%	25.4%	26.1%
Industrial Distribution	55.7%	58.5%	56.5%
Music	16.2%	16.1%	17.4%
Total	100.0%	100.0%	100.0%

RESEARCH AND DEVELOPMENT EXPENDITURES

Aerospace segment government sponsored research expenditures (which are included in cost of sales) were $7.0 million in 2005, $5.9 million in 2004 and $4.9 million in 2003. Independent research and development expenditures (which are included in selling, general and administrative expenses) were $2.7 million in 2005, $4.0 million in 2004 and $4.3 million in 2003.

BACKLOG

Program backlog of the Aerospace segment was approximately $373.9 million at December 31, 2005, $309.6 million at December 31, 2004 and $322.4 million at December 31, 2003.

The company anticipates that approximately 63% of its backlog at the end of 2005 will be performed in 2006. Approximately 45.3% of the backlog at the end of 2005 is related to U.S. Government contracts or subcontracts, which are included in backlog to the extent that the government orders are firm but not yet funded or contracts that are awarded but not yet signed. Virtually all of these government contracts or subcontracts have been signed.

GOVERNMENT CONTRACTS

During 2005, approximately 89.5% of the work performed by the company directly or indirectly for the U.S. government was performed on a fixed-price basis and the balance was performed on a cost-reimbursement basis. Under a fixed-price contract, the price paid to the contractor is negotiated at the outset of the contract and is not generally subject to adjustment to reflect the actual costs incurred by the contractor in the performance of the contract. Cost reimbursement contracts provide for the reimbursement of allowable costs and an additional negotiated fee.

The company's U.S. government contracts and subcontracts contain the usual required provisions permitting termination at any time for the convenience of the government with payment for work completed and associated profit at the time of termination.

COMPETITION

Overall, the Aerospace segment operates in a competitive environment with many other domestic and foreign organizations. The Aerospace segment is also affected by the political and economic circumstances of its potential foreign customers. The Aerostructures Division competes for aircraft structures and components business on the basis of price, product quality, and the division’s past performance. Competitors for this business include small machine shops and offshore manufacturing facilities. The Fuzing Division competes for its business primarily on the basis of technical competence, product quality, price, its experience as a developer and manufacturer of such products for particular applications and the availability of facilities, equipment and personnel. The Helicopters Division competes with other helicopter manufacturers on the basis of price, performance, and mission capabilities; its experience as a manufacturer of helicopters, the quality of its products and services, and the availability of facilities and equipment to perform contracts. Kamatics competes for its specialty aircraft bearing business based on quality and proprietary knowledge; product endurance; and special performance characteristics.

The Industrial Distribution segment competes for business with several other national distributors, two of which are substantially larger, and with many regional and local organizations. In addition, the segment competes with low-cost industrial products manufactured off shore and introduced into the U.S. market from a number of sources. Competitive forces have intensified due to the increasing importance of large national and North American accounts and the increasing use of independent purchasing consultants retained by such national accounts.

The Music segment competes with many domestic and foreign distributors. Certain musical instrument products manufactured by the segment are subject to competition from U.S. and foreign manufacturers as well. The segment competes in these markets on the basis of service, price, performance, and inventory variety and availability. The segment also competes on the basis of quality and market recognition of its music products and has established trademarks and trade names under which certain of its music products are produced, as well as under private label manufacturing in a number of foreign countries and exclusive distribution agreements with other manufacturers of recognized trademarked products.

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking information relating to the company's business and prospects, including the Aerospace, Industrial Distribution and Music businesses, operating cash flow, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of competitions for government programs and thereafter contract negotiations with government authorities, both foreign and domestic; 2) political conditions in countries where the company does or intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) domestic and foreign economic and competitive conditions in markets served by the company, particularly defense, commercial aviation, industrial production and consumer market for music products; 5) satisfactory completion of the Australian SH-2G(A)program, including successful completion and integration of the full ITAS software; 6) receipt and successful execution of production orders for the JPF U.S. government contract including the exercise of all contract options and receipt of orders from foreign militaries, as both have been assumed in connection with goodwill impairment evaluations; 7) satisfactory resolution of the EODC/University of Arizona litigation; 8) satisfactory resolution of i) warranty issues and the DCIS investigation related to the FMU-143 program and ii) supplier-related issues hindering the FMU-139 program, at Dayron; 9) achievement of enhanced business base in the Aerospace segment in order to better absorb overhead and general and administrative expenses; 10) satisfactory results of negotiations with NAVAIR concerning purchase of the company's leased facility in Bloomfield, Conn.; 11) continued support of the existing K-MAX helicopter fleet, including sale of existing K-MAX spare parts inventory and in 2007, availability of a redesigned clutch assembly system; 12) cost growth in connection with environmental remediation activities at the Moosup facility and such potential activities at the Bloomfield facility; 13) profitable integration of acquired businesses into the company's operations; 14) changes in supplier sales or vendor incentive policies; 15) the effect of price increases or decreases; 16) pension plan assumptions and future contributions; 17) continued availability of raw materials in adequate supplies; 18) the effects of currency exchange rates and foreign competition on future operations; 19) changes in laws and regulations, taxes, interest rates, inflation rates, general business conditions and other factors; and 20) other risks and uncertainties set forth in the company's annual, quarterly and current reports, and proxy statements. Any forward-looking information provided in this report should be considered with these factors in mind. The company assumes no obligation to update any forward-looking statements contained in this report.

EMPLOYEES

As of December 31, 2005, the company employed 3,712 individuals throughout its business segments and corporate headquarters as follows:

Aerospace	1,533
Industrial Distribution	1,538
Music	546
Corporate Headquarters	95
Total	3,712

PATENTS AND TRADEMARKS

The company holds patents and trademarks reflecting functional, design and technical accomplishments in a wide range of areas covering both basic production of certain products, including aerospace products and music instruments, as well as highly specialized devices and advanced technology products in defense related and commercial fields.

Although the company's patents and trademarks enhance its competitive position, management believes that none of such patents or trademarks is singularly or as a group essential to its business as a whole. The company holds or has applied for U.S. and foreign patents with expiration dates that range through the year 2026.

These patents are allocated among the company's business segments as follows:

	U.S. PATENTS		FOREIGN PATENTS
Segment	Issued	Pending	Issued	Pending

Aerospace	37	5	8	3
Industrial Distribution	0	0	0	0
Music	27	1	30	41
Total	64	6	38	44

Registered trademarks of Kaman Corporation include Adamas, Applause, Hamer, KAflex, KAron, K-MAX, Magic Lantern, Musicorp, Ovation, LP, Genz Benz, Takamine and Latin Percussion. In all, the company maintains 404 U.S. and foreign trademarks with 50 applications pending, most of which relate to music products in the Music segment.

COMPLIANCE WITH ENVIRONMENTAL PROTECTION LAWS

The company is subject to the usual reviews, inspections and enforcement actions by various federal and state environmental and enforcement agencies and has entered into agreements and consent decrees at various times in connection with such reviews. One such matter, Rocque vs. Kaman, was previously reported by the company in its Form 10-K for the year ended December 31, 2003, Document No. 0000054381-04-000032 filed with the Securities and Exchange Commission on March 5, 2004. In addition, the company engages in various environmental studies and investigations and, where legally required to do so, undertakes appropriate remedial actions at facilities owned or controlled by it, either voluntarily or in connection with the acquisition, disposal or operation of such facilities.

Such studies and investigations are ongoing at the company's Bloomfield, and Moosup, Conn. facilities with voluntary remediation activities also being undertaken at the Moosup facility. The company has cooperated with the U.S. Government in the environmental studies required to be undertaken by the Government in connection with the Government’s proposed sale of its Bloomfield facility to the company, which is discussed in Item 2 (Properties). As a result of such studies, the company is in the process of identifying various voluntary remediation activities that it would agree to undertake in connection with a completed purchase of the facility. These activities relate to items that may be required under Connecticut law upon a legal transfer of the property’s ownership. Based upon its current knowledge, the company is unable to determine at this time the ultimate effect that resolution of this transaction may have upon the future financial condition of the company.

Also, in preparation for its disposition of the Moosup facility, the company has made a voluntary application to the Connecticut Department of Environmental Protection ("DEP") requesting that the DEP reclassify the groundwater in the vicinity of the facility to be consistent with the industrial character of the area. The DEP has indicated its preliminary agreement to do so, and the company is cooperating with the DEP in completing this effort. The company currently intends to spend approximately $3.7 million for remediation work at the Moosup facility and work related to the ground water reclassification with all such work expected to be completed by 2007.

With respect to all other matters which may currently be pending, in the opinion of management, based on the company’s analysis of relevant facts and circumstances, compliance with relevant environmental protection laws is not likely to have a material adverse effect upon the company’s capital expenditures, earnings or competitive position. In arriving at this conclusion, the company has taken into consideration site-specific information available regarding total costs of any work to be performed, and the extent of work previously performed. Where the company has been identified as a “potentially responsible party” ("PRP") by environmental authorities at a particular site, the company, using information available to it, also has reviewed and considered a number of other factors, including: (i) the financial resources of other PRPs involved in each site, and their proportionate share of the total volume of waste at the site; (ii) the existence of insurance, if any, and the financial viability of the insurers; and (iii) the success others have had in receiving reimbursement for similar costs under similar insurance policies issued during the periods applicable to each site.

FOREIGN SALES

Of the company’s 2005 sales, 14.4 percent were made to customers located outside the United States. During 2005, the company continued its efforts to develop international markets for its products and foreign sales (including sales for export). The company also continued to perform work under contracts with the Commonwealth of Australia for the supply of retrofit SH-2G helicopters. Additional information required by this item is included in the Segment Information section of the company's 2005 Annual Report to Shareholders (Exhibit 13 to this Form 10-K) which section is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to, those set forth below, any one of which could cause our actual results to vary materially from recent results or anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion in “Forward Looking Statements” in this Form 10-K and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in our 2005 Annual Report to Shareholders (Exhibit 13).

Our financial performance is dependent on the conditions of the aerospace industry.

The Aerospace segment generated 26 percent of our revenues in 2005. The segment results are directly tied to economic conditions in the commercial aviation and defense industries. The aviation industry tends to be cyclical, and capital spending by airlines and aircraft manufacturers may be influenced by a variety of factors including current and predicted traffic levels, aircraft fuel pricing, labor issues, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, worldwide airline profits and backlog levels.

Changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled which could put a part of our backlog that is scheduled for delivery beyond 2006 at risk.

Competition from domestic and foreign manufacturers may result in the loss of potential contracts and opportunities.

The defense industry is also affected by a changing global political environment, continued pressure on U.S. and global defense spending and U.S. foreign policy and the level of activity in military flight operations. Changes to the defense industry could have a material impact on several of our current aerospace programs, which would adversely affect our operating results.

Furthermore, because of the lengthy research and development cycle involved in bringing new products to market, we cannot predict the economic conditions that will exist when a new product is introduced. A reduction in capital spending in the aviation or defense industries could have a significant effect on the demand for our products, which could have an adverse effect on our financial performance or results of operations.

Estimates of future costs for long-term contracts impact our current operating results and profits.

For long-term contracts in the Aerospace segment, we generally recognize sales and income based on the percentage-of-completion method of accounting which allows for recognition of revenue as work on a contract progresses. We recognize sales and profit based upon either (1) the cost-to-cost method in which profit is recorded based upon a ratio of costs incurred to estimated total costs to complete the contract or (2) the units-of-delivery method in which sales are recognized as deliveries are made and cost of sales is computed on the basis of the estimated ratio of total cost to total sales.

The percentage-of-completion method requires that we estimate future revenues and costs over the life of a contract. Revenues are estimated based upon the original contract price, with consideration being given to exercised contract options, change orders and in some cases projected customer requirements. Contract costs may be incurred over a period of several years, and the estimation of these costs requires significant judgment based upon the acquired knowledge and experience of program managers, engineers, and financial professionals. Estimated costs are based primarily on anticipated purchase contract terms, historical performance trends, business base and other economic projections. The complexity of certain programs as well as technical risks and the availability of materials and labor resources could affect the company’s ability to precisely estimate future contract costs. Additional factors that could affect recognition of revenue under the percentage-of-completion method include:

•	accounting for start-up costs;
•	the effect of non-recurring work ;
•	delay in contract start-up;
•	transition of work from the customer or other vendors;
•	claims or unapproved change orders ;
•	product warranty issues;
•	delay in completion of certain programs for which inventory has been built up; and
•	accrual of contract losses.

Any one of these factors could have a material adverse impact on our revenue recognition for long-term contracts which would affect our financial condition and operating results.

The volatility and availability of raw material could increase our operating costs and adversely impact our profits.

We rely on foreign and domestic suppliers and commodity markets to secure raw materials used in many of the products we manufacture within the Aerospace segment or sell within our Industrial Distribution and Music segments. This exposes us to volatility in the prices and availability of raw materials. In some instances, we depend upon a single source of supply. A disruption in deliveries from our suppliers, price increases, or decreased availability of raw materials or commodities, could adversely effect our ability to meet our commitments to customers. This could also have an impact on our operating costs as well as our operating income. We try to base our supply management process on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Nonetheless, price increases or the unavailability of some raw materials may have an adverse effect on our results of operations or financial condition.

We may make acquisitions or investments in new businesses, products or technologies that involve additional risks, which could disrupt our business or harm our financial condition or results of operations.

As part of our business strategy, we have made, and expect to continue to make, acquisitions of businesses or investments in companies that offer complementary products, services and technologies, such as the acquisition of MBT Holdings Corp. and its subsidiaries in 2005. Such acquisitions or investments involve a number of risks, including:

•	Assimilating operations and products may be unexpectedly difficult;
•	Management’s attention may be diverted from other business concerns;
•	The company may enter markets in which it has limited or no direct experience;
•	The company may lose key employees of an acquired business; and
•	The company may not realize the value of the acquired assets relative to the price paid.

These factors could have a material adverse effect on our business, financial condition and operating results. Consideration paid for any future acquisitions could include our stock or require that we incur additional debt and contingent liabilities. As a result, future acquisitions could cause dilution to existing shareholders and to earnings per share.

We rely on the experience and expertise of our skilled employees, and must continue to attract and retain qualified technical, marketing and managerial personnel in order to succeed.

Our future success will depend in large part upon our ability to attract and retain highly skilled technical, managerial and marketing personnel. There is significant competition for such personnel in the aerospace, industrial distribution, and music industries. We try to ensure that we offer competitive compensation and benefits as well as opportunities for continued growth. There can be no assurance that we will continue to be successful in attracting and retaining the personnel we require to develop new and enhanced products and to continue to grow and operate profitably.

We are subject to litigation that could adversely affect our operating results.

Our financial results may be affected by the outcome of legal proceedings and other contingencies that cannot be predicted. In accordance with generally accepted accounting principles, if a liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time, we will make an estimate of material loss contingencies and establish reserves based on our assessment. Subsequent developments in legal proceedings may affect our assessment. The estimates of the loss contingency recorded in our financial statements could adversely affect our results of operations in the period in which a liability would be recognized. This could also have an adverse impact on our cash flows in the period during which damages would be paid.  As of December 31, 2005, the company does not have any loss contingency recorded, as we do not believe that we have met the criteria to establish such a liability for any pending matter. The company currently is involved in litigation with the University of Arizona which is scheduled for a jury trial in late March 2006. For a description of current legal proceedings, see Item 3 “Legal Proceedings” in this Form 10-K.

Our revenue and quarterly results may fluctuate, which could adversely affect our stock price.

We have experienced, and may in the future experience, significant fluctuations in our quarterly operating results that may be caused by many factors. These factors include:

•	changes in demand for our products;

•	introduction, enhancement or announcement of products by us or our competitors;

•	market acceptance of our new products;

•	the growth rates of certain market segments in which we compete;

•	size and timing of significant orders;

•	budgeting cycles of customers;

•	mix of distribution channels;

•	mix of products and services sold;

•	mix of international and North American revenues;

•	fluctuations in currency exchange rates;

•	changes in the level of operating expenses;

•	changes in our sales incentive plans;

•	inventory obsolescence;

•	additional contract losses;

•	completion or announcement of acquisitions by us or our competitors; and

•	general economic conditions in regions in which we conduct business.

Most of our expenses are relatively fixed, including costs of personnel and facilities, and are not easily reduced. Thus, an unexpected reduction in our revenue, or failure to achieve the anticipated rate of growth, could have a material adverse effect on our profitability. If our operating results do not meet the expectations of investors, our stock price may decline.

Changes in global economic and political conditions could adversely affect our foreign operations and results of operations.

During 2005, foreign sales were 14.4 percent of our total revenues. If our customers’ buying patterns, including decision-making processes, timing of expected deliveries and timing of new projects, unfavorably change due to economic or political conditions, there could be an adverse effect on our business. Other potential risks inherent in our foreign business include:

•	longer payment cycles;

•	greater difficulties in accounts receivable collection;

•	unexpected changes in regulatory requirements;

•	export restrictions, tariffs and other trade barriers;

•	difficulties in staffing and managing foreign operations;

•	seasonal reductions in business activity during the summer months in Europe and certain other parts of the world;

•	economic instability in emerging markets;

•	potentially adverse tax consequences; and

•	cultural and legal differences in the conduct of business.

Any one or more of such factors could have a material adverse effect on our international operations, and, consequently, on our business, financial condition and operating results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The company occupies approximately 4,195 thousand square feet of space throughout the United States and in Australia, Canada, Germany, Mexico and Taiwan, distributed as follows:

SEGMENT	SQUARE FEET
(in thousands as of 12/31/05)
Aerospace	1,817
Industrial Distribution	1,455
Music	883
Corporate Headquarters	40
Total	4,195

The Aerospace segment's principal facilities in the U.S. are located in Connecticut, Florida, and Kansas and its principal foreign locations are in Australia and Germany. These facilities are used for manufacturing, engineering and office purposes. The company occupies 133,000 square feet of space in Wichita, Kansas under a lease agreement with a current term scheduled to expire in March, 2015. The company also occupies a facility in Nowra, New South Wales, Australia under a contract expiring September 30, 2012. Approximately 500,000 square feet of space listed above is attributable to the Aerospace segment facility located in Moosup, Connecticut, which was closed in 2003.

The U.S. Government owns 154,000 square feet of the space occupied by Kaman Aerospace Corporation in Bloomfield, Connecticut in accordance with a Facilities Lease Agreement which is presently scheduled to expire on March 31, 2006. The company continues to work with the U.S. Navy Systems Command (NAVAIR) and the General Services Administration toward arriving at an agreement for the company’s purchase of the facility. The company has submitted an offer to NAVAIR and the General Services Administration detailing its proposal, which includes, as consideration for such purchase, the company undertaking certain environmental remediation activities that may be legally required in the event of a sale of the property. The company has requested that the government grant a one year extension of the lease term as negotiations continue and has a tentative understanding with the government at this time that its request will be granted.

The Industrial Distribution segment's facilities are located throughout the United States with principal facilities located in Alabama, California, Connecticut, New York, Kentucky and Utah. Additional Industrial Distribution segment facilities are located in Mexico and Ontario and British Columbia, Canada. These facilities consist principally of regional distribution centers, branches and office space.

The Music segment's principal facilities in the United States are located in Arizona, Connecticut, California, Kentucky, Nevada, Tennessee and Texas. Additional Music facilities are located in Ontario, Canada and Taipei, Taiwan. These facilities consist principally of regional distribution centers and office space. Also included are facilities used for manufacturing music instruments.

The company occupies a 40 thousand square foot Corporate headquarters building in Bloomfield, Connecticut.

The company's facilities are generally suitable for, and adequate to serve, their intended uses. Within the Aerospace segment, the Moosup manufacturing facility was closed in 2003 and is awaiting disposition.

The company is a lessee of many of its facilities, particularly in the Industrial Distribution segment.

ITEM 3. LEGAL PROCEEDINGS

Certain legal proceedings which relate to specific segments of the company are discussed in the Item 1 (Business) narrative for such segments and other legal proceedings or enforcement actions relating to environmental matters, if any, are discussed in the section entitled Compliance with Environmental Protection Laws.

On September 19, 2005, a legal proceeding was instituted by Mason Capital, Ltd. against the company and members of the Kaman family seeking, among other relief, to enjoin the company's then proposed recapitalization (which transaction is discussed in Item 1 (Business) and Item 4 (Submission of Matters to a Vote of Security Holders) of this report) unless and until the transaction was approved by a supermajority vote. The proceeding was brought in federal district court in New Haven, Connecticut. Mason Capital was at the time a Class B voting common shareholder and its affiliates were party to a share purchase agreement with members of the Kaman family, pursuant to which, under certain circumstances, the Kaman family could have caused an affiliate of Mason Capital to purchase the Kaman family's shares of Class B voting common stock (at that time about 81% of all Class B voting common stock) and also offer to purchase all remaining shares of Class B voting common stock.

The company's position was that, as structured, the proposed recapitalization did not require the supermajority vote that Mason Capital claimed and the company pursued denial of all of the relief requested by Mason Capital. A hearing was held on October 7, 2005 and on October 31, 2005, the federal district court entered an order finding in favor of the company with respect to Mason Capital's claim. The court did, however, enjoin the company from closing the recapitalization in order to provide Mason Capital with time to seek further relief in at the Second Circuit Court of Appeals. As permitted by the court, the company had already held separate meetings of the Class A nonvoting common shareholders and the Class B voting common shareholders on October 11, 2005, at which the proposed recapitalization was approved by both classes of shareholders (as described in Item 4 of this report - Submission of Matters to a Vote of Security Holders). On November 3, 2005, all parties agreed to end the litigation with joint motions to the court requesting dismissal of the litigation and dissolution of the injunction that had been issued by the court with its October 31, 2005 ruling in favor of the company. The court approved these motions on November 3, 2005 and the company closed the recapitalization on the same date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Special meetings of each of the then Class A nonvoting common shareholders and Class B voting common shareholders were held separately on October 11, 2005.

The Class A nonvoting common shareholders voted upon a proposal to recapitalize the company's then existing two classes of common stock into one class of voting common stock by way of an amendment to the company's certificate of incorporation whereby each share of Class A nonvoting common stock would be redesignated as one share of “Common Stock”, entitled to one vote per share, and each share of Class B voting common stock would be reclassified into 3.58 shares of Common Stock or, at the election of the holder of Class B voting common stock, 1.84 shares of Common Stock and an amount in cash equal to $27.10. The Class A nonvoting common shareholders approved this proposal with 18,446,451 shares voting for; 329,159 shares voting against; and 85,626 shares abstaining.

The Class B voting common shareholders voted upon two proposals. The first proposal was the same recapitalization proposal described in the previous paragraph and the Class B voting common shareholders approved this proposal with 605,889 shares voting for; 55,598 shares voting against; and no abstentions. The second proposal was to approve other proposed certificate of incorporation amendments intended to enhance the ability of the board of directors to take actions in the longer term interests of the company; specifically, (a) the board of directors would be divided into three classes serving staggered terms; (b) there would be a minimum of three and a maximum of 15 directors, with the actual number of directors established by the board of directors in accordance with the bylaws; (c) the ability of shareholders to remove directors would be limited to removal for cause and upon the affirmative vote of a majority of the shares entitled to vote thereon; (d) a supermajority vote of the voting stock would be required to amend, repeal or modify certain provisions of the certificate of incorporation or the bylaws; and (e) certain other changes of an updating nature. The Class B voting common shareholders approved this proposal by a vote of 604,614 shares in favor; 56,430 shares against; and 443 shares abstaining.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET FOR COMMON STOCK

The company’s Common Stock is traded on the NASDAQ Stock Market under the symbol "KAMN”.

HOLDERS OF COMMON STOCK

As of January 15, 2006, there were approximately 5,385 registered holders of the company's Common Stock.

INVESTOR SERVICES PROGRAM

Holders of the company’s Common Stock are eligible to participate in the Mellon Investor Services Program administered by Mellon Bank, N.A. The program offers a variety of services including dividend reinvestment. A booklet describing the program may be obtained by writing to Mellon Bank, N.A., c/o Mellon Investor Services, P.O. Box 3338, South Hackensack, NJ 07606-1938.

QUARTERLY COMMON STOCK INFORMATION
	High	Low	Close	Dividend
2005
First	$ 13.38	$ 10.95	$ 12.45	$ .11
Second*	18.17	11.54	18.04	.125
Third	24.48	17.47	20.45	.125
Fourth	23.95	17.10	19.69	.125
2004
First	$ 15.23	$ 12.57	$ 14.88	$ .11
Second	15.49	10.91	13.99	.11
Third	13.96	10.92	11.94	.11
Fourth	12.93	10.71	12.65	.11

*On June 7, 2005, the company announced that it had entered into an agreement with certain members of the Kaman family (who at the time owned approximately 81% of the company’s Class B voting common stock) that contemplated a recapitalization that would eliminate the company’s then existing dual class stock structure (Class B voting common and Class A nonvoting common) and replace it with one class of voting stock for all its shareholders. The recapitalization was completed on November 3, 2005.

NASDAQ market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

ISSUER PURCHASES OF EQUITY SECURITIES

In November 2000, the company's board of directors approved a replenishment of the company's stock repurchase program providing for repurchase of an aggregate of 1.4 million shares of Common Stock for use in administration of the company's stock plans and for general corporate purposes.

The following table provides information about purchases of Common Stock by the company during the three months ended December 31, 2005:

			Total Number
			of Shares	Maximum
			Purchased as	Number of
	Total		Part of	Shares That
	Number	Average	Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Plan	the Plan

10/01/05-
10/31/05	-	-	269,611	1,130,389

11/01/05-
11/30/05	-	-	269,611	1,130,389

12/01/05-
12/31/05	-	-	269,611	1,130,389

ITEM 6. SELECTED FINANCIAL DATA

Information required by this item is included in the Five-Year Selected Financial Data section of the company's 2005 Annual Report to Shareholders (Exhibit 13 to this Form 10-K) and that section is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is included in the Management's Discussion and Analysis section of the company's 2005 Annual Report to Shareholders (Exhibit 13 to this Form 10-K) and that section is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company has various market risk exposures that arise from our ongoing business operations. Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. The company’s financial results would be impacted by changes in interest rates, certain foreign currency exchange rates and commodity prices.

Interest Rates:

The company's primary exposure to interest rate risk relates to our financial instruments. These financial instruments include long-term debt obligations with fixed interest rates and revolving credit facilities with interest at current market rates. The level of fees and interest charged on revolving credit commitments and borrowings are based upon borrowing levels, market interest rates, and the company's credit rating.

The company's interest rate risk is derived primarily from our outstanding variable rate revolving credit facilities The principal facility is a $150 million revolving credit agreement, which replaced a similar maturing agreement in August, 2005. The new $150 million revolving credit facility expires August 4, 2010. The other facilities, established for foreign operations, are comparatively insignificant in amount. Changes in market interest rates or the company's credit rating would impact the interest rates on these facilities. A change of one percentage point in the interest rate applicable to the company’s $46.4 million of variable-rate credit facilities debt at December 31, 2005 would result in a fluctuation of approximately $.5 million in the company’s annual interest expense and thus pretax earnings.

Foreign currency:

The company has manufacturing, sales, and distribution facilities in various locations throughout the world. As a result the company makes investments and conducts business transactions denominated in foreign currencies, including the U.S. dollar, the European Euro, the Japanese yen, the Canadian dollar, the Mexican peso, the Taiwan dollar, and the Australian dollar. The company manages foreign currency exposures that are associated with committed foreign currency purchases and sales and other assets and liabilities created in the normal course of business at the subsidiary operations level. Sometimes the company may, through the use of forward contracts hedge the price risk associated with committed and forecasted foreign denominated payments and rates. Historically the use of these forward contracts has been minimal. The company does not use derivatives for speculative or trading purposes.

Total foreign sales, including foreign export sales, averaged approximately $142.6 million over the last three years. Overall management believes that any near term changes in currency exchange rates would not have a material effect on the company’s financial position.

Commodity prices:

The company is exposed to volatility in the price of raw materials used in certain manufacturing operations as well as a variety of items procured for its distribution businesses. These raw materials include but are not limited to aluminum, titanium and other specialty metals. The company manages its exposure related to these price changes through strategic procurement and sales practices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is included in the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Selected Quarterly Financial Data sections of the company's 2005 Annual Report to Shareholders (Exhibit 13 to this Form 10-K) and such sections are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Under the supervision and with the participation of the company’s management, including the Chief Executive Officer and the Chief Financial Officer, the company has carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures, excluding MBT Holdings Corp. and its subsidiaries (now known as “Musicorp”) as discussed below. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2005, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

(b) Internal Control Over Financial Reporting. The company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles of the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005, excluding Musicorp. On August 5, 2005, Kaman Music Corporation acquired the business of Musicorp through an asset purchase. While the company has begun the process of incorporating its controls and procedures into Musicorp, management did not complete documentation, evaluation and testing of internal controls over Musicorp’s financial reporting as of December 31, 2005. Therefore, the company did not include Musicorp in its assessment of the effectiveness of the company’s internal controls over financial reporting as of December 31, 2005.

In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Management concluded that based on its assessment, the company’s internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Exhibit 13 to this report.

(c) Changes in Internal Control Over Financial Reporting. Management of the company has evaluated, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, changes in the company’s internal controls over financial reporting during the fourth quarter of 2005. In 2004, Kaman Aerospace Corporation’s operations were realigned, resulting in the creation of three principal operating divisions from then existing operations: Aerostructures, Fuzing and Helicopters. During 2004, the Kaman Aerospace Corporation’s process documentation applied to each of the operating divisions. During 2005, the company undertook the process of revising process documentation and re-evaluating and testing internal controls over financial reporting for each division and completed this effort in the fourth quarter.

Management made other changes during the fourth quarter of 2005 to the company’s internal control over financial reporting that were improvements to the internal controls that would not otherwise have materially affected, or been reasonably likely to have materially affected, the company’s internal control over financial reporting.

(d) Inherent Limitations of Disclosure Controls and Procedures and Inherent Control over Financial Reporting. The company’s evaluation described in this item was undertaken acknowledging that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

Information about the company’s directors and nominees may be found under the caption “Election of Three Class 1 Directors For a Three-Year Term” of the company’s proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on April 18, 2006 (the “Proxy Statement”) and such information is incorporated in this report by reference.

Executive Officers

The company’s executive officers as of the date of this report are as follows:

T. Jack Cahill	Mr. Cahill, 57, has been President of Kaman Industrial Technologies Corporation, a subsidiary of the company, since 1993. He has held various positions with the company since 1975.
Candace A. Clark	Ms. Clark, 51, has been Senior Vice President, Chief Legal Officer and Secretary since 1996. Ms. Clark has held various positions with the company since 1985.
Ronald M. Galla	Mr. Galla, 54, has been Senior Vice President and Chief Information Officer since 1995. Mr. Galla has been director of the company's Management Information Systems since 1984.
Robert M. Garneau	Mr. Garneau, 61, has been Executive Vice President and Chief Financial Officer since 1995. Mr. Garneau has held various positions with the company since 1981.
Russell H. Jones
Mr. Jones, 61, has been Senior Vice President, Chief Investment Officer, and Treasurer since 2003. Prior to that he served as Vice President and Treasurer. He has held various positions with the company since 1973.

John C. Kornegay	Mr. Kornegay, 56, has been President of Kamatics Corporation, a subsidiary of the company, since 1999. He has held various positions with Kamatics Corporation since 1988.
Paul R. Kuhn	Mr. Kuhn, 64, has been a Director since 1999. He has been President and Chief Executive Officer of the company since August 1999 and was appointed to the additional position of Chairman in 2001.
Robert H. Saunders, Jr.	Mr. Saunders, 64, has been President of Kaman Music Corporation, a subsidiary of the company, since 1998. He has held various positions with the company since 1995.

Each executive officer holds office for a term of one year and until his or her successor is duly appointed and qualified, in accordance with the company’s Bylaws.

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon information provided to the company by persons required to file reports under Section 16(a) of the Securities Exchange Act of 1934, no Section 16(a) reporting delinquencies occurred in 2005.

Board Independence

All but one member of the company's Board of Directors are "independent" directors as defined by NASDAQ Stock Market, Inc. Rule 4350(c)(1) and Rule 4200(a)(15). The Board of Directors has determined that the following individuals are independent: Brian E. Barents, E. Reeves Callaway III, John A. DiBiaggio, Edwin A. Huston, Eileen S. Kraus, Wanda Lee Rogers, and Richard J. Swift. Mr. Paul R. Kuhn, who is President, Chief Executive Officer and a director of the company, is not considered “independent” for this purpose.

Audit Committee Financial Expert(s)

The company's Board of Directors has for many years maintained an Audit Committee which is currently composed of the following directors: E. Reeves Callaway III, Eileen S. Kraus, and Richard J. Swift. Mr. Walter H. Monteith, Jr., Chairman of the Committee, passed away in February 2006.

The company's Board of Directors has determined that Richard J. Swift is an "audit committee financial expert" within the meaning of Item 401(h) of Regulation S-K. In addition, the Board of Directors has determined that each member of the Audit Committee is "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Business Conduct

The company has for several years maintained a Code of Business Conduct applicable to all of its employees and the Board of Directors. This Code of Business Conduct is also applicable to the company's principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code of Business Conduct was filed as Exhibit 14 to the company’s report on Form 10-K for 2003 filed with the Securities and Exchange Commission on March 5, 2004 as Document No. 0000054381-04-000032 and is posted on the company’s website at www.kaman.com.

ITEM 11. EXECUTIVE COMPENSATION

The information under this caption in the Proxy Statement is incorporated in this report by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

The information under this caption in the Proxy Statement is incorporated in this report by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under this caption in the Proxy Statement is incorporated in this report by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under this caption in the Proxy Statement is incorporated in this report by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bloomfield, State of Connecticut, on this 27th day of February 2006.

KAMAN CORPORATION (Registrant)
By:	/s/ Paul R. Kuhn
Paul R. Kuhn
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title:	Date:
/s/ Paul R. Kuhn
Paul R. Kuhn	Chairman, President and Chief Executive Officer	February 27, 2006

/s/ Robert M. Garneau
Robert M. Garneau	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2006

/s/ Paul R. Kuhn
Paul R. Kuhn		February 27, 2006
Attorney-in-Fact for:

Brian E. Barents	Director
E. Reeves Callaway III	Director
John A. DiBiaggio	Director
Edwin A. Huston	Director
Eileen S. Kraus	Director
Wanda L. Rogers	Director
Richard J. Swift	Director

KAMAN CORPORATION AND SUBSIDIARIES

Index to Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Financial Statement Schedules:

Schedule V - Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Kaman Corporation:

Under date of February 27, 2006, we reported on the consolidated balance sheets of Kaman Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2005, as contained in the 2005 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Hartford, Connecticut
February 27, 2006

KAMAN CORPORATION AND SUBSIDIARIES
SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

YEAR ENDED DECEMBER 31, 2005
Additions
DESCRIPTION	BALANCE JANUARY 1, 2005	CHARGED TO COSTS AND EXPENSES	OTHERS	DEDUCTIONS	BALANCE DECEMBER 31, 2005
Allowance for doubtful accounts	$ 5,520	$ 944	$ 167 (B)	$ 3,231 (A)	$ 3,400

YEAR ENDED DECEMBER 31, 2004
Additions
DESCRIPTION	BALANCE JANUARY 1, 2004	CHARGED TO COSTS AND EXPENSES	OTHERS	DEDUCTIONS	BALANCE DECEMBER 31, 2004
Allowance for doubtful accounts	$ 3,340	$ 3,768	-	$ 1,588 (A)	$ 5,520

YEAR ENDED DECEMBER 31, 2003
Additions
DESCRIPTION	BALANCE JANUARY 1, 2003	CHARGED TO COSTS AND EXPENSES	OTHERS	DEDUCTIONS	BALANCE DECEMBER 31, 2003
Allowance for doubtful accounts	$ 2,853	$ 1,507	$ 150 (B)	$ 1,170 (A)	$ 3,340

(A) Write-off of bad debts, net of recoveries.
(B) Additions to allowance for doubtful accounts attributable to acquisitions.

KAMAN CORPORATION AND SUBSIDIARIES
SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS (CONTINUED)
(Dollars in Thousands)

YEAR ENDED DECEMBER 31, 2005
Additions
DESCRIPTION	BALANCE JANUARY 1, 2005	CURRENT YEAR PROVISION (BENEFIT)	OTHERS	BALANCE DECEMBER 31, 2005
Valuation allowance on deferred tax assets	$ 2,163	$ 786	$ (66)	$ 2,883

YEAR ENDED DECEMBER 31, 2004
Additions
DESCRIPTION	BALANCE JANUARY 1, 2004	CURRENT YEAR PROVISION (BENEFIT)	OTHERS	BALANCE DECEMBER 31, 2004
Valuation allowance on deferred tax assets	$ 2,005	$ 109	$49	$ 2,163

YEAR ENDED DECEMBER 31, 2003
Additions
DESCRIPTION	BALANCE JANUARY 1, 2003	CURRENT YEAR PROVISION (BENEFIT)	OTHERS	BALANCE DECEMBER 31, 2003
Valuation allowance on deferred tax assets	$ 1,082	$ 799	$ 124	$ 2,005

KAMAN CORPORATION

INDEX TO EXHIBITS

Exhibit 3a
The Amended and Restated Certificate of Incorporation of the company, was filed as Exhibit 3.1 to Form 8-K with the Securities and Exchange Commission on November 4, 2005, Document No. 0001341004-05-000188.
by reference

Exhibit 3b	The Amended and Restated Bylaws of the company were filed as Exhibit 3.2 to Form 8-K with the Securities and Exchange Commission on November 4, 2005, Document No. 0001341004-05-000188.	by reference

Exhibit 4a
Indenture between the company and Manufacturers Hanover Trust Company, as Indenture Trustee, with respect to the company's 6% Convertible Subordinated Debentures was filed as Exhibit 4.1 to Registration Statement No. 33 11599 on Form S-2 of the company filed with the Securities and Exchange Commission on January 29, 1987.
by reference

Exhibit 4b
Revolving Credit Agreement between the company and The Bank of Nova Scotia and Fleet National Bank as Co-Administrative Agents and Bank One, N.A. as the Documentation Agent and The Bank of Nova Scotia and Fleet Securities, Inc. as the Co-Lead Arrangers and Various Financial Institutions dated as of August 5, 2005 was filed as Exhibit 1 to Form 8-K filed with the Securities and Exchange Commission on August 8, 2005, Document No. 0000054381-05-000051.
by reference

Exhibit 4c
Credit Agreement between the company, RWG Frankenjura-Industrie Flugwerklager GmbH, and Wachovia Bank, N.A., dated July 29, 2002 was filed as Exhibit 4c to Form 10-K filed with the Securities and Exchange Commission on March 26, 2003, Document No. 0000054381-03-000079. Amendments to the Agreement were filed as Exhibit 4.2 to Form 10-Q, Document No. 0000054381-03-000124, filed on November 5, 2003, Exhibit 4b to Form 8-K, Document No. 0000054381-04-000070, filed on October 21, 2004. Schedules and Exhibits to the Credit Agreement, which are listed in its Table of Contents, are omitted but will be provided to the Commission upon request.
by reference

Exhibit 10a
The Kaman Corporation 2003 Stock Incentive Plan effective November 1, 2003, as amended effective February 17, 2004, was filed as Exhibit 10a to the company’s Form 10-K, Document No. 0000054381-04-000032 filed with the Securities and Exchange Commission on March 5, 2004.
by reference

Exhibit 10b
The Kaman Corporation Employees Stock Purchase Plan as amended effective November 18, 1997 was filed as a Exhibit 10b to the company's Form 10-K Document No. 0000054381-98-09 filed with the Securities and Exchange Commission on March 16, 1998.
by reference

Exhibit 10c
The Kaman Corporation Supplemental Employees' Retirement Plan was filed as Exhibit 10c to the company's Forms 10-K, Document No. 0000054381-01-000005 filed with the Securities and Exchange Commission on March 15, 2001, and the Plan as amended was filed as Exhibit 10c to the company’s Form 10-K, Document No. 0000054381-04-000032 filed with the Securities and Exchange Commission on March 5, 2004.
by reference

Exhibit 10d
The Kaman Corporation Amended and Restated Deferred Compensation Plan (Effective as of November 12, 2002, except where otherwise indicated was filed as a Exhibit 10d to the company's Form 10-K Document No. 0000054381-03-000079 filed with the Securities and Exchange Commission on March 26, 2003. Amendments to the Plan were filed as Exhibit 10d to the company’s Form 10-K, Document No. 0000054381-04-000032 filed with the Securities and Exchange Commission on March 5, 2004, and Exhibit 10(a) on the company’s Form 10-Q, Document No. 0000054381-04-000059 filed with the Securities and Exchange Commission on August 3, 2004.
by reference

Exhibit 10e(i)
Kaman Corporation Cash Bonus Plan (Amended and Restated Effective as of January 1, 2002) and First Amendment thereto were filed as Exhibit 10e to the company's Form 10-K Document No. 0000054381-02-000005, filed with the Securities and Exchange Commission on March 14, 2002. Amendments to the Plan were filed as Exhibit 10e(ii) to the company's Form 10-K Document No. 0000054381-03-000079 filed with the Securities and Exchange Commission on March 26, 2003 and Exhibit 10(b) on the company’s Form 10-Q, Document No. 0000054381-04-000059 filed with the Securities and Exchange Commission on August 3, 2004.
by reference

Exhibit 10g
Employment Agreements and Change in Control Agreements with certain executive officers have been filed as exhibits to the following filings by the company with the Securities and Exchange Commission: Form 10-Q (Document No. 54381-99-14) filed November 12, 1999; Form 10-K (Document No. 54381-00-03) filed March 21, 2000; Form 10-Q (Document No. 54381-00-500006) Filed November 14, 2000; and Form 10-Q (Document No. 54381-01-500016) filed November 14, 2001.
by reference

Exhibit 10g (i)
Amendment No. 1 to Amended and Restated Employment Agreement between Paul R. Kuhn and Kaman Corporation, dated as of September 11, 2001, was filed as an exhibit to the company’s Form 10-K, Document No. 0000054381-04-000032 filed with the Securities and Exchange Commission on March 5, 2004.
by reference

Exhibit 10g(ii)
Amendment No. 2 to Amended and Restated Employment Agreement between Paul R. Kuhn and Kaman Corporation, dated as of February 17, 2004, was filed as an exhibit to the company’s Form 10-K, Document No. 0000054381-04-000032 filed with the Securities and Exchange Commission on March 5, 2004.
by reference

Exhibit 10g(iii)
Second Amended and Restated Change in Control Agreement between Paul R. Kuhn and Kaman Corporation, dated as of November 11, 2003, was filed as an exhibit to the company’s Form 10-K, Document No. 0000054381-04-000032 filed with the Securities and Exchange Commission on March 5, 2004.
by reference

Exhibit 10g(iv)
Amendment No. 1 to Amended and Restated Employment Agreement between Candace A. Clark and Kaman Corporation, dated as of February 17, 2004, was filed as an exhibit to the company’s Form 10-K, Document No. 0000054381-04-000032 filed with the Securities and Exchange Commission on March 5, 2004.
by reference

Exhibit 10g (v)
Amendment No. 1 to Amended and Restated Employment Agreement between Ronald M. Galla and Kaman Corporation, dated as of February 17, 2004, was filed as an exhibit to the company’s Form 10-K, Document No. 0000054381-04-000032 filed with the Securities and Exchange Commission on March 5, 2004.
by reference

Exhibit 10g (vi)
Amendment No. 1 to Amended and Restated Employment Agreement between Robert M. Garneau and Kaman Corporation, dated as of February 17, 2004, was filed as an exhibit to the company’s Form 10-K, Document No. 0000054381-04-000032 filed with the Securities and Exchange Commission on March 5, 2004.
by reference

Exhibit 10g (vii)
Amendment No. 1 to Amended and Restated Employment Agreement between T. Jack Cahill and Kaman Industrial Technologies Corporation, dated as of February 17, 2004, was filed as an exhibit to the company’s Form 10-K, Document No. 0000054381-04-000032 filed with the Securities and Exchange Commission on March 5, 2004.
by reference

Exhibit 10g (viii)
Amendment No. 2 to Amended and Restated Employment Agreement between Joseph H. Lubenstein and Kaman Aerospace Corporation, dated as of February 17, 2004, was filed as an exhibit to the company’s Form 10-K, Document No. 0000054381-04-000032 filed with the Securities and Exchange Commission on March 5, 2004.
by reference

Exhibit 10g (ix)
Amendment No. 1 to Amended and Restated Employment Agreement between Robert H. Saunders, Jr. and Kaman Music Corporation, dated as of February 17, 2004, was filed as an exhibit to the company’s Form 10-K, Document No. 0000054381-04-000032 filed with the Securities and Exchange Commission on March 5, 2004.
by reference

Exhibit 10g (x)
Second Addendum to Change in Control Agreement between Candace A. Clark and Kaman Corporation, dated as of November 11, 2003, was filed as an exhibit to the company’s Form 10-K, Document No. 0000054381-04-000032 filed with the Securities and Exchange Commission on March 5, 2004.
by reference

Exhibit 10g (xi)
Second Addendum to Change in Control Agreement between Ronald M. Galla and Kaman Corporation, dated as of November 11, 2003, was filed as an exhibit to the company’s Form 10-K, Document No. 0000054381-04-000032 filed with the Securities and Exchange Commission on March 5, 2004.
by reference

Exhibit 10g (xii)
Second Addendum to Change in Control Agreement between Robert M. Garneau and Kaman Corporation, dated as of November 11, 2003, was filed as an exhibit to the company’s Form 10-K, Document No. 0000054381-04-000032 filed with the Securities and Exchange Commission on March 5, 2004.
by reference

Exhibit 10g (xiii)
Second Addendum to Change in Control Agreement between T. Jack Cahill and Kaman Industrial Technologies Corporation, dated as of November 11, 2003, was filed as an exhibit to the company’s Form 10-K, Document No. 0000054381-04-000032 filed with the Securities and Exchange Commission on March 5, 2004.
by reference

Exhibit 10g (xiv)
Second Addendum to Change in Control Agreement between Joseph H. Lubenstein and Kaman Aerospace Corporation, dated as of November 11, 2003, was filed as an exhibit to the company’s Form 10-K, Document No. 0000054381-04-000032 filed with the Securities and Exchange Commission on March 5, 2004.
by reference

Exhibit 10g (xv)
Second Addendum to Change in Control Agreement between Robert H. Saunders, Jr. and Kaman Music Corporation, dated as of November 11, 2003, was filed as an exhibit to the company’s Form 10-K, Document No. 0000054381-04-000032 filed with the Securities and Exchange Commission on March 5, 2004.
by reference

Exhibit 10g (xvi)
Employment Agreement between Russell H. Jones and Kaman Corporation, dated as of February 17, 2004, was filed as an exhibit to the company’s Form 10-K, Document No. 0000054381-04-000032 filed with the Securities and Exchange Commission on March 5, 2004.
by reference

Exhibit 10g (xvii)
Change in Control Agreement between Russell H. Jones and Kaman Corporation, dated as of November 11, 2003, was filed as an exhibit to the company’s Form 10-K, Document No. 0000054381-04-000032 filed with the Securities and Exchange Commission on March 5, 2004.
by reference

Exhibit 10h (i)
Form of Incentive Stock Option Agreement under the Kaman Corporation 2003 Stock Incentive Plan was filed as an Exhibit 10h(i) to the company’s Form 10-K, Document No. 0000054381-05-000024 filed with the Securities and Exchange Commission on March 16, 2005.
by reference

Exhibit 10h (ii)
Form of Non-Statutory Stock Option Agreement under the Kaman Corporation 2003 Stock Incentive Plan was filed as an Exhibit 10h(ii) to the company’s Form 10-K, Document No. 0000054381-05-000024 filed with the Securities and Exchange Commission on March 16, 2005.
by reference

Exhibit 10h (iii)
Form of Stock Appreciation Right Agreement under the Kaman Corporation 2003 Stock Incentive Plan was filed as an Exhibit 10h(iii) to the company’s Form 10-K, Document No. 0000054381-05-000024 filed with the Securities and Exchange Commission on March 16, 2005.
by reference

Exhibit 10h (iv)	Form of Restricted Stock Agreement under the Kaman Corporation 2003 Stock Incentive Plan.	attached

Exhibit 10h(v)
Form of Long Term Performance Award Agreement (Under the Kaman Corporation 2003 Stock Incentive Plan) was filed as an Exhibit 10.2 to the company’s Form 8-K, Document No. 0000054381-05-000090 filed with the Securities and Exchange Commission on November 10, 2005.
by reference

Exhibit 10h(vi)	Deferred Compensation Agreement between Kaman Corporation and John A. DiBiaggio dated June 26, 1984 and First Amendment dated July 3, 1991.	attached

Exhibit 10h(vii)	Deferred Compensation Agreement between Kaman Corporation and Eileen S. Kraus dated August 8, 1995 and First Amendment dated December 8, 2005	attached

Exhibit 11	Statement regarding computation of per share earnings.	attached

Exhibit 13	Portions of the company's 2005 Annual Report to Shareholders as required by Items 6, 7, and 8.	attached

Exhibit 14	Kaman Corporation Code of Business Conduct was filed as Exhibit 14 to the company’s Form 10-K, Document No. 0000054381-04-000032 filed with the Securities and Exchange Commission on March 5, 2004.	by reference

Exhibit 21	List of Subsidiaries	attached

Exhibit 23	Consent of Independent Registered Public Accounting Firm	attached

Exhibit 24	Power of attorney under which this report was signed on behalf of certain directors.	attached

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934.	attached

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934.	attached

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	attached

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	attached