Form 10-Q
period 2006-03-31
KAMAN CORP
filed 2006-05-02
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Quarterly Period Ended March 31, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 1, 2006:

Common Stock	24,021,273

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	March 31, 2006		December 31, 2005

Assets:
Current assets:
Cash and cash equivalents		$13,709		$12,998
Accounts receivable, net		189,954		176,285
Inventories:
Contracts and other
work in process	$85,793		$81,014
Finished goods	14,652		14,764
Merchandise for resale	125,347	225,792	124,936	220,714

Deferred income taxes		30,465		31,652
Other current assets		18,319		17,159
Total current assets		478,239		458,808

Property, plant & equip., at cost	168,580		167,499
Less accumulated depreciation
and amortization	117,959		115,907
Net property, plant & equipment		50,621		51,592

Goodwill		54,815		54,693
Other intangible assets, net		19,754		19,836
Deferred income taxes		8,280		7,908
Other assets, net		5,743		5,660

Total assets		$617,452		$598,497

See accompanying notes to condensed consolidated financial statements.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Condensed Consolidated Balance Sheets (continued)
(In thousands)
(unaudited)

	March 31, 2006	December 31, 2005
Liabilities and Shareholders' Equity:

Current liabilities:

Notes payable	$10,994	$915
Current portion of long-term debt	1,551	1,660
Accounts payable - trade	84,250	94,716
Accrued contract losses	16,728	19,950
Accrued restructuring costs	2,946	3,026
Other accrued liabilities	46,500	54,227
Advances on contracts	10,971	14,513
Other current liabilities	27,132	27,846
Income taxes payable	5,788	6,423

Total current liabilities	206,860	223,276

Commitments and contingencies (Note 10)	-	-
Long-term debt, excl. current portion	90,905	62,235
Other long-term liabilities	45,664	43,232
Shareholders' equity	274,023	269,754

Total liabilities and shareholders’ equity	$617,452	$598,497

See accompanying notes to condensed consolidated financial statements.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Condensed Consolidated Statements of Operations
(In thousands except per share amounts)
(unaudited)

	For the Three Months Ended

	March 31, 2006	April 1, 2005

Net sales	$296,637	$263,306

Costs and expenses:
Cost of sales	215,292	192,411
Selling, general and
administrative expense	70,074	62,178
Net (gain) loss on sale of assets	(13)	4
Other operating income	(371)	(458)
Interest expense, net	1,258	712
Other expense, net	260	234
	286,500	255,081

Earnings before income taxes	10,137	8,225
Income tax expense	(4,217)	(3,520)

Net earnings	$5,920	$4,705

Net earnings per share:
Basic	$.25	$.21
Diluted	$.24	$.21

Average shares outstanding:
Basic	23,937	22,778
Diluted	24,946	23,649

Dividends declared per share	$.125	$.11

See accompanying notes to condensed consolidated financial statements.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Three Months Ended

	March 31, 2006	April 1, 2005

Cash flows from operating activities:
Net earnings	$5,920	$4,705
Depreciation and amortization	2,533	2,289
Provision (recovery) for losses on accounts receivable	(104)	53
Net (gain) loss on sale of assets	(13)	4
Deferred income taxes	814	1,233
Other, net	2,923	2,320
Changes in current assets and liabilities,
excluding effects of acquisitions/divestitures:
Accounts receivable	(13,531)	(12,420)
Inventory	(5,048)	(3,431)
Accounts payable	(10,474)	(4,709)
Accrued contract losses	(3,225)	(7,005)
Accrued restructuring costs	(80)	353
Advances on contracts	(3,542)	1,229
Changes in other current assets and liabilities	(9,620)	(4,389)
Income taxes payable	(696)	1,322

Cash provided by (used in) operating activities	(34,143)	(18,446)

Cash flows from investing activities:
Proceeds from sale of assets	24	162
Expenditures for property, plant & equipment	(1,715)	(1,098)
Acquisition of businesses, less cash acquired	(53)	(367)
Other, net	(178)	679

Cash provided by (used in) investing activities	(1,922)	(624)

See accompanying notes to condensed consolidated financial statements.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Condensed Consolidated Statements of Cash Flows (continued)
(In thousands)
(unaudited)

	For the Three Months Ended

	March 31, 2006	April 1, 2005

Cash flows from financing activities:

Changes in notes payable	10,079	1,456
Changes in debt	28,561	19,741
Proceeds from exercise of employee stock plans	551	278
Dividends paid	(2,988)	(2,504)
Other	476	-

Cash provided by (used in) financing activities	36,679	18,971

Net increase (decrease) in cash and cash equivalents	614	(99)

Effect of exchange rate changes on cash and cash equivalents	97	(134)

Cash and cash equivalents at beginning of period	12,998	12,369

Cash and cash equivalents at end of period	$13,709	$12,136

Supplemental Disclosure of Cash Flow Information:

Non-cash financing activity for the first quarter of 2006 includes the conversion of 114 debentures for a total value of $114,000 into 4,868 shares of common stock, issued from treasury.

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (In thousands) (Unaudited)

1. Basis of Presentation

The December 31, 2005 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of Kaman Corporation and subsidiaries. In the opinion of management, the balance of the condensed financial information reflects all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented and are of a normal recurring nature, unless otherwise disclosed in this report. Certain amounts in prior period condensed consolidated financial statements have been reclassified to conform to current year presentation.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, Continued (In thousands) (Unaudited)

The company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The first quarter for 2006 and 2005 ended on March 31, 2006 and April 1, 2005, respectively.

The statements should be read in conjunction with the consolidated financial statements and notes included in the company’s annual report on Form 10-K for the year ended December 31, 2005. The results of operations for the interim period presented are not necessarily indicative of trends or of results to be expected for the entire year.

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of FASB Statement No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. Management does not believe that the adoption of this standard will have a material impact on our financial results.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. We have evaluated the new statement and have determined that it will not have a material impact on the determination or reporting of our financial results.

Cash Flow Items

Cash payments for interest were $1,435 and $1,166 for the three months ended March 31, 2006 and April 1, 2005, respectively. Cash payments for income taxes, net of refunds, for the comparable periods were $3,608 and $1,029, respectively.

Comprehensive Income

Comprehensive income was $5,787 and $5,256 for the three months ended March 31, 2006 and April 1, 2005, respectively. The changes to net earnings used to determine comprehensive income are comprised of foreign currency translation adjustments.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, Continued (In thousands) (Unaudited)

2. Accounts Receivable

Accounts receivable consist of the following:

	March 31, 2006	December 31, 2005

Trade receivables	$106,133	$96,776

U.S. Government contracts:
Billed	20,696	16,140
Costs and accrued profit - not billed	1,648	956

Commercial and other government contracts:
Billed	20,013	19,569
Costs and accrued profit - not billed	44,760	46,244

Less allowance for doubtful accounts	(3,296)	(3,400)

Total	$189,954	$176,285

3. Shareholders’ Equity

Changes in shareholders’ equity for the first quarter of 2006 were as follows:

Balance, January 1, 2006	$269,754

Net earnings	5,920
Foreign currency translation adjustment	(133)
Comprehensive income	5,787

Dividends declared	(2,997)
Employee stock plans	1,365
Debentures	114

Balance, March 31, 2006	$274,023

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, Continued (In thousands) (Unaudited)

4. Restructuring Costs

The following table displays the activity and balances of the pre-tax charges relating to the Moosup, CT plant closure as of and for the quarter ended March 31, 2006:

	Balance at			Balance at
	December 31,		Cash	March 31,
	2005	Additions	Payments	2006
Restructuring costs
Facility closing	$3,026	$-	$(80)	$2,946
Total restructuring costs	$3,026	$-	$(80)	$2,946

5. Warranty Reserve

The following table presents the activity and balances of accrued product warranty costs as of and for the quarter ended March 31, 2006:

Balance at January 1, 2006	$4,304
Product warranty accrual	55
Warranty costs incurred	(186)
Release to income	(44)
Balance at March 31, 2006	$4,129

The following is a summary of significant warranty matters as of March 31, 2006:

The company continues to work to resolve two warranty-related matters that primarily impact our FMU-143 program at the Dayron facility. The first issue involves a supplier's recall of a switch embedded in certain bomb fuzes. The second warranty issue involves bomb fuzes manufactured for the U. S. Army utilizing systems which originated before Dayron was acquired by Kaman that have since been found to contain an incorrect part. The net reserve as of the end of the first quarter of 2006 related to these two matters is $2,867. This represents management’s best estimate of the costs, including re-work, transportation costs and testing, currently expected to be incurred in resolving these matters. Work has commenced on these warranty items and it is expected that work will be completed during 2006.

As previously disclosed, in March 2005 the U.S. Attorney's Office for the Middle District of Florida and the Defense Criminal Investigative Service (DCIS) initiated an investigation into the second warranty matter. Dayron has cooperated fully with the authorities, working to resolve the matter in a mutually satisfactory manner. As of the date of this report, the company has not received any notification from the authorities regarding conclusion of the investigation.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, Continued (In thousands) (Unaudited)

On June 29, 2005, the company notified its two affected customers of a non-conforming part that may have an impact on certain aircraft panels manufactured by the Aerostructures facility in Wichita, Kansas, beginning in September 2002. As a result of this matter, the company recorded a warranty accrual of $1,040 during 2005, in anticipation of incurring its estimated share of certain costs to replace and install the panels on certain aircraft. As of March 31, 2006, $677 is available for the completion of this matter. Management is working with its customers to resolve this issue in a mutually satisfactory manner.

6. Accrued Contract Losses

The following is a summary of activity and balances of accrued contract losses as of and for the quarter ended March 31, 2006:

Balance at January 1, 2006	$19,950
Additions to loss accrual	2,953
Costs incurred	(5,852)
Release to income	(323)
Balance at March 31, 2006	$16,728

During the first quarter of 2006, the company recorded an additional $2,508 pretax charge for the SH-2G(A) Helicopter Program for Australia based upon additional work that is necessary prior to entering the final customer acceptance phase. This contract has been in a loss position since 2002. The remaining accrued contract loss as of March 31, 2006 is $14,428. This contract loss accrual continues to be monitored and adjusted as necessary to reflect the anticipated cost of the complex integration process and the results of the testing.

7. Pension Cost

Components of net pension cost for the Qualified Pension Plan and Supplemental Employees’ Retirement Plan (SERP) are as follows:

	Qualified Pension Plan		SERP
	For the Three Months Ended		For the Three Months Ended

	March 31, 2006	April 1, 2005	March 31, 2006	April 1, 2005

Service cost for benefits earned	$3,142	$2,873	$528	$352
Interest cost on projected
benefit obligation	6,603	6,367	432	332
Expected return on plan assets	(7,362)	(7,119)	-	-
Net amortization and deferral	752	418	389	56
Net pension cost	$3,135	$2,539	$1,349	$740

The company expects to contribute $9,810 to the qualified pension plan and $823 to the SERP in 2006.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, Continued (In thousands) (Unaudited)

8. Business Segments

Summarized financial information by business segment is as follows:

	March 31, 2006	December 31, 2005
Identifiable assets:
Aerospace	$273,594	$266,369
Industrial Distribution	185,003	175,725
Music	117,062	117,347
Corporate	41,793	39,056
	$617,452	$598,497

	For the Three Months Ended

	March 31, 2006	April 1, 2005

Net sales:

Aerospace	$73,636	$65,681
Industrial Distribution	170,577	155,993
Music	52,424	41,632

	$296,637	$263,306

Operating income:
Aerospace	$10,001	$7,630
Industrial Distribution (1)	10,807	8,458
Music	1,278	2,574
Net gain (loss) on sale of assets	13	(4)
Corporate expense	(10,444)	(9,487)

Operating income	11,655	9,171

Interest expense, net	(1,258)	(712)

Other expense, net	(260)	(234)

Earnings before income taxes	$10,137	$8,225

(1) During the quarter, for our Industrial Distribution segment, it was determined that in-bound freight costs were not being included in inventory consistent with our other businesses. This resulted in an adjustment that increased the first quarter 2006 earnings by $1,589.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, Continued
(In thousands except share and per share amounts) (Unaudited)

9. Share-Based Arrangements

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)) related to accounting for share-based payments and, accordingly, we are now recording compensation expense for share-based awards based upon an assessment of the grant date fair value for stock options and restricted stock awards. Prior to 2006, share based compensation was accounted for in accordance with Accounting Principles Board Opinion No. 25. We are using the modified prospective method of adoption, which allows us to apply SFAS 123(R) on a going-forward basis rather than restating prior periods.

The following table summarizes share-based compensation expense recorded during each period presented:

	Three Months Ended
	March 31, 2006	April 1, 2005
Stock options	$232	$-
Restricted stock awards	99	122
Stock appreciation rights	1,257	-
Employee stock purchase plan	51	-
Total share-based compensation expense	$1,639	$122

Stock compensation expense for stock options and restricted stock awards is recognized on a straight-line basis over the vesting period of the award. The $1,257 expense recorded for stock appreciation rights includes a cumulative effect adjustment of $105 recorded as of the beginning of the period as a result of adopting SFAS(R) and the effect of changing from intrinsic value to fair value.

The company accounts for stock options and restricted stock as equity awards whereas the stock appreciation rights and employee stock purchase plan are accounted for as liability awards.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, Continued
(In thousands except share and per share amounts) (Unaudited)

The following table reflects pro forma net earnings and earnings per share for the quarter ended April 1, 2005 as if we had applied the fair value method.

	April 1, 2005
Net earnings:
As reported	$4,705
Stock compensation reported in net
earnings, net of tax effect	76	*
Less stock compensation expense,
net of tax effect	(261)	**
Pro forma net earnings	$4,520

Earnings per share - basic:
As reported	.21
Pro forma	.20

Earnings per share - diluted:
As reported	.21
Pro forma	.20

* includes restricted stock expense of $76, net of tax
** includes restricted stock expense of $76, stock options expense of $155 and ESPP expense of $30, all of which are net of tax.

Stock Incentive Plan

The 2003 Stock Incentive Plan (the “2003 Plan”) allows for the issuance of 2,000,000 shares of common stock. As did the predecessor plan, the 2003 Plan provides for equity compensation awards, including principally incentive and non-statutory stock options, restricted stock, stock appreciation rights, and long-term incentive plan (LTIP) awards.

Stock options are granted with an exercise price equal to the average market price of our stock at the date of grant. Options and Stock Appreciation Rights (SARs) granted under the plan generally expire ten years from the date of grant and vest 20% each year over a 5 year term on each of the first five anniversaries from the date of grant. Restricted stock awards (RSA) are generally granted with restrictions that lapse at the rate of 20% per year over a 5 year term on each of the first five anniversaries from the date of grant. Generally, these awards are subject to forfeiture if a recipient separates from service with the company.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, Continued
(In thousands except share and per share amounts) (Unaudited)

Stock option activity was as follows:

Stock options outstanding:	Options	Weighted- Average Exercise Price Price
Balance at January 1, 2006	910,243	$13.13
Options granted	158,600	21.38
Options exercised	(27,870)	12.04
Options cancelled	(14,360)	14.00
Balance at March 31, 2006	1,026,613	$14.42

The following table presents information regarding options outstanding as of March 31, 2006:

Weighted average contractual remaining term - options outstanding	7.2 years
Aggregate intrinsic value - options outstanding	$11,106

Options exercisable	464,194
Weighted average exercise price - options exercisable	$14.02
Aggregate intrinsic value - options exercisable	$5,205
Weighted average contractual remaining term - options exercisable	5.4 Years

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option. The aggregate intrinsic value on the date of exercise of options that were exercised during the first quarter of 2006 was $283. The company’s policy for issuing shares upon stock option exercises is to issue those shares from treasury stock. The company currently has an open stock re-purchase plan which would enable us to re-purchase shares as needed.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted average assumptions used in estimating fair value for the first quarter end of 2006 and 2005.

	Three Months Ended
	March 31, 2006	April 1, 2005
Expected option term	6.5 years	8 years
Expected volatility	41.5%	39.9%
Risk-free interest rate	4.5%	4.2%
Expected dividend yield	2.5%	3.8%
Per share fair value of options granted	$7.99	$3.68

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, Continued
(In thousands except share and per share amounts) (Unaudited)

The expected term for options represents an estimate of the period of time the stock options are expected to remain outstanding. Our expected term is generally based upon an analysis of historical behavior of stock option holders during the period from 1995 through 2005.

The volatility assumption is based on the historical daily price data of our stock over a period equivalent to the weighted average expected term of our options. Management evaluated whether there were factors during that period which were unusual and which would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors.

The risk-free interest rate assumption is based upon the interpolation of various U.S. Treasury rates determined at the date of option grant. Expected dividends are based upon a historical analysis of our dividend yield over the past year.

Restricted Stock activity is as follows:
Restricted Stock outstanding:	RSA	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2006	56,580	$12.79
RSA granted	29,475	21.38
Vested	(30,260)	13.94
Cancelled	(625)	21.38
Nonvested at March 31, 2006	55,170	$16.65

The grant date fair value for restricted stock is the average market price of the underlying shares on date of grant.

Stock Appreciation Rights activity is as follows:
SARs outstanding:	SARs	Weighted-Average Exercise Price
Balance at January 1, 2006	241,780	$11.51
SARs granted	-	-
SARs exercised	(102,720)	12.67
SARs cancelled	-	-
Balance at March 31, 2006	139,060	$10.65

Total cash paid to settle stock appreciation rights (at intrinsic value) during the first quarter of 2006 was $1,227. There were no exercises of SARs during the first quarter of 2005. SARs are re-evaluated on a quarterly basis using the Black-Scholes valuation model.

We record a tax benefit and associated deferred tax asset for compensation expense recognized on non-qualified stock options and restricted stock for which we are allowed a deduction. During the first quarter of 2006, we recorded a tax benefit of $70 for these two types of compensation expense.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, Continued
(In thousands except share and per share amounts) (Unaudited)

The windfall tax benefit is the tax benefit realized on the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options and our Employee Stock Purchase Plan in excess of the deferred tax asset originally recorded. The total windfall tax benefit realized in the first quarter of 2006 was $55.

As of March 31, 2006, future compensation costs related to nonvested stock options and restricted stock grants is $3,601. Management anticipates that this cost will be recognized over a weighted average period of 2.02 years.

Employees Stock Purchase Plan

The Kaman Corporation Employees Stock Purchase Plan (ESPP) allows employees to purchase common stock of the company, through payroll deductions, at 85% of the market value of shares at the time of purchase. Purchases under this Plan are made on a monthly basis. The plan provides for the grant of rights to employees to purchase a maximum of 1,500,000 shares of common stock. Under SFAS 123(R) this Plan is considered compensatory. Accordingly, we have recorded expense of $51 representing the 15% discount given to employees who purchased shares during the first quarter of 2006. As of March 31, 2006, there were 524,509 shares available for offering under the plan.

10. Contingencies

The jury trial for the company's suit against the University of Arizona began in Arizona state court on April 11, 2006. The company believes that the Electro-Optics Development Center (EODC) of its Kaman Aerospace subsidiary has suffered damages of approximately $6,000 as a result of work it performed beyond the scope of a $12,800 contract with the University and which the University refused to address under the changes clause in the contract. During trial, the court has currently limited the company's presentation of damages to approximately $3,000; the company believes that these rulings are incorrect and has preserved its right to appeal following trial. The University has filed a counterclaim in the suit and through pre-litigation disclosure, the current counterclaim amount appears to be approximately $13,800, representing the alleged cost to the University to complete EODC's part of the project. The company believes that the University is not entitled to damages due to the University's breach of the contract. Management currently estimates that the trial may continue through the end of May 2006.

Management continues its discussions with the U.S. Naval Air Systems Command (NAVAIR) regarding the potential purchase of a portion of the Bloomfield campus that the company currently leases from NAVAIR and has operated for several decades for the principal purpose of performing U.S. government contracts. Management believes that ownership of the facility, which is currently utilized for flight and ground test operations and limited parts manufacturing for the Helicopters Division, would be beneficial to the company’s future operations. The company has submitted an offer to NAVAIR and the General Services Administration detailing a proposed method that would be used for the purchase of the facility, which would include as part of the purchase price the company undertaking certain environmental remediation activities.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide readers of our consolidated financial statements with the perspectives of management in the form of a narrative regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The MD&A is presented in seven sections:

I.	Overview of Business
II.	First Quarter 2006 Highlights
III.	Results of Operations
IV.	Critical Accounting Estimates
V.	Liquidity and Capital Resources
VI.	Contractual Obligations and Off-Balance Sheet Arrangements
VII.	Recent Accounting Standards

Our MD&A should be read in conjunction with our Annual Report for the year ended December 31, 2005.

I.  OVERVIEW OF BUSINESS

Kaman Corporation is composed of three business segments: Aerospace, Industrial Distribution, and Music.

AEROSPACE SEGMENT

This segment has four primary operating units: Aerostructures, Fuzing, Helicopters and Kamatics.

The Aerostructures Division produces aircraft subassemblies and other parts for commercial and military airliners and helicopters. Operations involving the use of metals are conducted principally at the company’s Jacksonville, Florida facility, while operations involving composite materials are conducted principally at the company’s Wichita, Kansas (Plastic Fabricating Company) facility.

The Fuzing Division manufactures products for military and commercial markets, primarily related to military safe, arm and fuzing devices for several missile and bomb programs; as well as precision non-contact measuring systems for industrial and scientific use; and high reliability memory systems for airborne, shipboard, and ground-based programs. Principal customers include the U.S. military, General Dynamics, Raytheon, Lockheed Martin and Boeing. This division’s operations are conducted at the Middletown, Connecticut and Orlando, Florida (Dayron) facilities.

The Helicopters Division supports and markets Kaman SH-2G maritime helicopters operating with foreign militaries as well as K-MAX “aerial truck” helicopters operating with government and commercial customers in several countries. The SH-2G helicopter program generally consists of remanufacture of the division’s SH-2F helicopters to the SH-2G configuration or refurbishment, upgrades and ongoing support of existing SH-2G helicopters. The SH-2, including its F and G configurations, was originally manufactured for the U.S. Navy. The SH-2G aircraft is currently in service with the Egyptian Air Force and the New Zealand and Polish navies. Upon completion of the Australia SH-2G (A) program, the aircraft will also be in service with the Royal Australian Navy (RAN). The division also has other small manufacturing programs and markets its helicopter engineering expertise on a subcontract basis. This division’s operations are primarily conducted at the Bloomfield, Connecticut facility.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Continued

Kamatics primarily manufactures proprietary self-lubricating bearings used in aircraft flight controls, turbine engines and landing gear. These bearings are currently used in almost all military and commercial aircraft in production in North and South America and Europe. Kamatics also manufactures driveline couplings for helicopters. These are market-leading products for applications requiring a highly sophisticated level of engineering and specialization in the airframe bearing market. Operations are conducted at the Bloomfield, Connecticut and Dachsbach, Germany (RWG) facilities.

INDUSTRIAL DISTRIBUTION SEGMENT

The Industrial Distribution segment is the third largest power transmission/motion control industrial distributor in North America. We provide products and services to the bearings, electrical/mechanical power transmission, fluid power, motion control and materials handling markets. Our locations consist of nearly 200 branches, distribution centers and call centers across the United States and in Canada and Mexico. The breadth of our footprint allows us to offer almost 2 million items, as well as value-added services, to more than 50,000 companies in 70 of the top 100 industrial markets in the United States.

MUSIC SEGMENT

The Music segment is the largest independent distributor of musical instruments and accessories in the United States, offering more than 20,000 products for amateurs and professionals. Our premium branded products, many of which are brought to the market on an exclusive basis, and our market-leading business-to-business systems for our customer base of over 10,000 retailers nationwide, contribute to the performance of the business. Our array of fretted instruments includes premier and proprietary products, such as the Ovation® and Hamer® guitars, and Takamine® guitars which is under an exclusive distribution agreement. We have also significantly extended our line of percussion products and accessories over the past few years, by acquiring Latin Percussion® (the leading supplier of hand percussion instruments) and enhancing the CB®, Toca® and Gibraltar® lines to include an exclusive distribution agreement with Gretsch® drums. The segment also became the exclusive U.S. distributor of Sabian Cymbals® effective April 1, 2006.

While the vast majority of the segment’s sales are to North American customers, we continue to build our presence in key international markets including Europe, Asia and Australia. Music segment operations are headquartered in Bloomfield, Connecticut and conducted from manufacturing plants in New Hartford, Connecticut and Scottsdale, Arizona, and strategically placed warehouse facilities that primarily cover the North American market.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Continued

II.  FIRST QUARTER 2006 HIGHLIGHTS

The following is a summary of key events that occurred during the first quarter of 2006:

•	Our net sales increased 12.7 percent in the first quarter of 2006 compared to the first quarter of 2005.
•	Our net earnings increased 25.8 percent in the first quarter of 2006 compared to the first quarter of 2005.
•
Earnings per share diluted increased 14.3 percent in the first quarter of 2006 compared to the first quarter of 2005. The 2006 earnings per share diluted reflects the effect of the 3.6 percent additional dilution resulting from the recapitalization completed in November 2005.

•
We recorded an additional $2.5 million charge related to the increase in anticipated costs to complete the SH-2G(A) program for the RAN based upon additional information obtained during the first quarter of 2006.

•	In March 2006, the Air Force released production for Option 3 for the Joint Programmable Fuze (JPF) program that is scheduled to begin assembly in late 2006.
•	The Industrial Distribution segment and the Kamatics subsidiary continued to experience strong sales during the first quarter of 2006.
•
The Music segment produced mixed results which management believes is partially a result of lower discretionary spending within our current primary consumer base as well as retailers selling their overstock of inventory during the first quarter of 2006.

Subsequent Events
The company held its 61st Annual Meeting on April 18, 2006 where three Directors, two of whom are new to the company, were elected for a three-year term. Please refer to Part II, Item 4 on Form 10-Q for additional information.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Continued

III.  RESULTS OF OPERATIONS

CONSOLIDATED RESULTS -

The following table presents selected financial data of the company for the first quarter of 2006 compared to the first quarter of 2005:

Selected Consolidated Financial Information
(In millions)
	For the Three Months Ended

In millions, except per share data	March 31, 2006	April 1, 2005

Net sales	$296.6	$263.3
% change	12.7%	7.4%

Gross Profit	$81.3	$71.0
% of net sales	27.4%	26.9%

Selling, general & administrative expenses (S,G&A)	$70.1	$62.2
% of net sales	23.6%	23.6%

Operating income	$11.7	$9.2
% of net sales	3.9%	3.5%

Interest expense, net	(1.3)	(.7)
Other expense, net	(.3)	(.3)

Net earnings	$5.9	$4.7

Net earnings per share - basic	$.25	$.21
Net earnings per share - diluted	.24	.21

Note - all percentages in the MD&A are calculated based upon financial information in thousands.

Results of Operations - Consolidated

NET SALES
Total consolidated sales increased $33.3 million in the first quarter of 2006 compared to the first quarter of 2005. Each of the company’s three business segments experienced growth in sales during the first quarter of 2006 as compared to the same period in 2005. The increase was mainly attributable to $21.1 million in organic sales growth. The organic growth in sales is the result of a variety of factors including an improving economic environment in the Aerospace industry as well as continued stability in most of the markets in which the Industrial Distribution segment participates. The Music segment’s recent acquisition of Musicorp, which had first quarter sales of $12.2 million, accounted for the remainder of the total increase. Without Musicorp’s sales, the Music segment’s sales would have decreased slightly during the first quarter of 2006 compared to the first quarter of 2005.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GROSS PROFIT
Total gross profit increased $10.5 million or 14.7 percent for the first quarter of 2006 compared to the first quarter of 2005. The increase in gross profit is primarily due to sales growth in all of our reporting segments during the quarter. The Industrial Distribution segment provided the largest portion of this increase primarily driven by higher sales volume with the Music segment also experiencing significant growth, all of which was due to the addition of Musicorp.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES
S,G&A expenses increased $7.9 million or 12.7 percent during the first quarter of 2006 compared to the first quarter of 2005 primarily attributable to the following items:

•	Music segment S,G&A expense increased $3.2 million substantially all of which relates to additional expense for Musicorp.
•	Industrial Distribution segment S,G&A expense increased $2.9 million primarily due to higher employee compensation costs as well as further sales volume.
•
The Aerospace segment S,G&A increased $0.8 million partially due to increased sales activity for most operating units. There was also an increase in Bid and Proposal/Independent Research and Development costs for two of the operating units.

•
Corporate expense increased $1.0 million, which related principally to $1.3 million in stock appreciation rights (SAR) expense which are offset to some extent by a decrease in other employee related costs.

OPERATING INCOME
Operating income increased $2.5 million or 27.1 percent for the first quarter of 2006 compared to the first quarter of 2005. The Aerospace segment operating income increased $2.4 million for the first quarter of 2006 compared to the first quarter of 2005. Industrial Distribution segment operating income increased $2.3 million for the first quarter of 2006 compared to the same period in 2005 while the Music segment operating income decreased $1.3 million for the first quarter of 2006 compared to the first quarter of 2005. Corporate expenses increased $1.0 million as described above.

ADDITIONAL CONSOLIDATED RESULTS
Interest expense, net, increased 76.6 percent to $1.3 million for the first quarter of 2006 compared to $0.7 million for the first quarter of 2005. Interest expense, net generally consists of interest charged on the revolving credit facility offset by interest income. The increase is primarily due to higher borrowings, partially attributable to the Musicorp acquisition and the recapitalization, both of which occurred during the second half of 2005, as well as higher interest rates charged on borrowings during the first quarter of 2006 as compared to the same period of 2005.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Continued

For the first quarter of 2006, the effective income tax rate was 41.6 percent as compared to the effective tax rate of 42.8 percent for the first quarter of 2005. The effective tax rate represents the combined estimated federal, state and foreign tax effects attributable to the pretax earnings for the year.

Net earnings for the first quarter of 2006 were $5.9 million, or $0.24 per share diluted, on the basis of 24.9 million post-recapitalization diluted shares outstanding, compared to $4.7 million, or $0.21 per share diluted, based on 23.6 million pre-recapitalization diluted shares outstanding in the first quarter of 2005. The recapitalization had a 3.6 percent dilution effect on earnings per share.

AEROSPACE SEGMENT RESULTS

The following table presents selected financial data for the Aerospace segment:

In millions	For the three months ended
	March 31, 2006	April 1, 2005
Net sales	$73.6	$65.7
% change	12.1%	10.9%

Operating income	$10.0	$7.6
% of net sales	13.6%	11.6%

AEROSPACE SEGMENT

NET SALES
Net sales for the Aerospace segment represent 24.8 percent of total consolidated sales for the first quarter of 2006. This segment has four primary operating units: Aerostructures, Fuzing, Helicopters and the Kamatics subsidiary. In the paragraphs that follow, you will find further information with respect to sales growth and significant programs for these four operating units.

AEROSTRUCTURES DIVISION
Net sales for first quarter of 2006 for the Aerostructures Division increased $4.0 million or 30.8 percent to $16.9 million compared to $12.9 million for the first quarter of 2005. The largest driver of the increase in sales is the production of the cockpit for the Sikorsky BLACK HAWK helicopter as further discussed below. This program, the Boeing 777 program, as well as the wing structure assembly for the C-17, which is under contract through mid-2007, comprise Aerostructures’ most significant programs.

2006 AEROSTRUCTURES TRENDS
The multi-year contract with Sikorsky, under which the division manufactures the cockpit for several models of the BLACK HAWK helicopter continues to be an important element of the business base at the Jacksonville facility. The contract currently has a value of $29.4 million, covers 90 units and includes installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines, and the composite structure that holds the windscreen. During the first quarter of 2006, we delivered 12 cockpits to the customer, bringing the total deliveries since the inception of the contract to 28 cockpits. The original multi-year contract has follow-on options that, if fully exercised, could include the fabrication of up to a total of 349 units and bring the total potential value to approximately $100.0 million or more depending upon the models that are ultimately ordered.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The division continues to focus on improving operational efficiencies and increasing our business base at both the Jacksonville facility and our Plastic Fabricating Company (Plasticfab) facility in Wichita, KS. Furthermore, we are continuing to work to attract and retain qualified personnel in order to be able to effectively carry out the new work that we have been awarded.

As previously reported, in January 2006 Plasticfab received a $20.5 million, multi-year contract from the Shenyang Aircraft Corporation of Shenyang, China. Plasticfab will manufacture metal and composite bonded panels for the Vertical Fin Leading Edge, which will be part of the Shenyang Aircraft Corporation supplied Vertical Fin on the new Boeing 787 Dreamliner. Initial deliveries are scheduled to begin in the third quarter of 2006. Also in January 2006, Plasticfab received a $6.7 million award from Sikorsky Aircraft Corporation to manufacture and assemble composite tail rotor pylons for its MH-92 helicopters which will be operated by the Canadian Maritime Defence Forces as CH-148 Cyclones. Initial deliveries of developmental test units for this program are also expected to begin in the third quarter of 2006. On April 1, 2006, Spirit AeroSystems awarded Plasticfab a multi-year contract for production of the composite flight deck floor for the Boeing 787 Dreamliner that is expected to reach approximately $15.0 million.

FUZING DIVISION
Net sales for first quarter of 2006 for the Fuzing Division increased $5.5 million or 42.9 percent to $18.2 million compared to $12.8 million for the first quarter of 2005. The increase in sales is due to increased production and shipments at both the Middletown, CT facility for both fuzing and memory programs and at the Dayron, Orlando facility, specifically related to the JPF program.

As previously reported, Dayron has a contract with the U.S. Air Force for the advanced FMU-152A/B Joint Programmable Fuze. The original contract had a potential value of $168.7 million, if all options for future years’ production are exercised. In March 2006, the Air Force released production for Option 3 for the JPF program. This option is valued at $19.3 million and is scheduled to begin production in late 2006. In April 2006, the government signed an $8.6 million contract with the division for a Phase 2 facilitization project that, among other things, will result in increased production efficiencies and a second site JPF production line at the division’s Middletown, CT facility.  These two new agreements bring the total program value from inception to date to $67.0 million including the current contract, plus development and engineering activity, along with special tooling and test equipment.

2006 FUZING TRENDS
Although the division has experienced and is working to resolve certain issues related to the manufacturing and the supply chain on the JPF program, we were able to successfully deliver a significant number of fuze systems during the first quarter of 2006. The facilitization program we plan to undertake during 2006 should allow us to improve the quality and efficiency of this program going forward.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We also continue to work on material flow from vendors and manpower ramp-up to meet production requirements for the JPF program. To further ensure the success of the program, the company is actively marketing the JPF to foreign militaries. Through the first quarter of 2006, the division had received four small orders from foreign militaries. While the early part of the program results have been marginally unprofitable, management is confident that the improvements that have, and are, being made will result in the JPF developing into an attractive program as operating efficiencies improve, deliveries to the U.S. military increase under the contract and as further orders are received from foreign militaries.

Also, as a result of the warranty matters on certain Dayron fuze programs previously disclosed and slower than anticipated progress related to establishing operating efficiencies and improving upon certain issues within the supply chain at the Dayron facility, deliveries have been delayed and thus inventory levels have increased. Specifically, the FMU-139 program has been delayed for over a year while our customer works out its technical issue with its customer, the U.S. Government. Management expects that this issue will be resolved in 2006 with deliveries on this program extending into 2008. We continue to monitor the program to ensure proper inventory valuation.

HELICOPTERS DIVISION
Net sales for the first quarter of 2006 for the Helicopters Division decreased $3.7 million or 24.3 percent to $11.5 million compared to $15.2 million in the same period in 2005. This is primarily due to a K-MAX aircraft sale that occurred in the prior year quarter.

2006 HELICOPTERS TRENDS
Work continues on the SH-2G(A) program for Australia, which involves the remanufacture of eleven helicopters with support, including a support services facility, for the RAN. The total contract has a current anticipated value of $760.4 million. The helicopter production portion of the program is valued at $611.0 million, essentially all of which has been recorded as sales through the first quarter of 2006. The associated in-service support center program has a current anticipated value of $149.4 million of which 39.2 percent has been recorded as sales through the first quarter of 2006.

Production of the eleven SH-2G(A) aircraft for the program is essentially complete, with the exception of the Integrated Tactical Avionics System (ITAS) software. The division's subcontractors, Northrop Grumman and Computer Sciences Corporation, continue to make progress toward completing the software integration and in August 2005 commenced software testing procedures in preparation for final quality acceptance. During the first quarter, the Royal Australian Navy encountered an anomalous flight condition on one of its training aircraft that it attributed to the ship’s airspeed sensor. As a result, the Australian Navy’s Operational Airworthiness Authority has suspended routine flying operations pending resolution and has indicated that the final acceptance of the aircraft will not occur until this issue is resolved. While this issue is being resolved and final testing of the ITAS software is being completed, final acceptance procedures are moving forward with delivery of the first fully operational aircraft to follow the conclusion of the final acceptance process. Delivery of the first fully operational aircraft complete with the ITAS software is currently targeted for the third quarter of 2006.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

During the first quarter of 2006, the division recorded an additional $2.5 million of accrued contract loss based upon a re-assessment of the level of work to be completed prior to entering a final qualification phase that will conclude the complex acceptance process. This contract has been in a loss position since 2002. The remaining accrued contract loss as of March 31, 2006 is $14.4 million. This contract loss accrual continues to be monitored and adjusted as necessary to reflect the anticipated cost of the complex integration process and the results of the testing.

The division continues to maintain a consignment of the U.S. Navy's inventory of SH-2 spare parts under a multi-year agreement that provides the division the ability to utilize certain inventory for support of its SH-2G programs. Also, the division continues to pursue opportunities to refurbish and reactivate the U.S. Navy’s remaining small inventory of SH-2G helicopters on an international basis.

As previously reported, the division is currently performing a standard depot level maintenance program for aircraft in operation with the government of Egypt. Work on the first two of nine aircraft has been completed, and work on the third aircraft is now underway at the Bloomfield facility under a $5.3 million contract that includes an as yet unexercised option covering the fourth aircraft. Contract modifications have been signed providing $1.5 million in additional funds for this program.

The division continues to support K-MAX helicopters that are operating with customers. At the end of the first quarter of 2006, the division maintained $22.5 million of K-MAX inventory, which consisted primarily of spare parts and one aircraft. This inventory was written down based upon a market evaluation during 2002 and continues to be re-evaluated on a quarterly basis for any additional impairment. While the K-MAX helicopter production line remains inactive, the division may consider producing additional aircraft upon receipt of a substantial firm order by a customer.

KAMATICS
Kamatics (which includes RWG Frankenjura-Industrie Flugwerklager GmbH, the company's German aircraft bearing manufacturer) experienced record sales during the first quarter of 2006. Net sales increased $3.2 million or 14.0 percent to $26.2 million compared to $23.0 million for the first quarter of 2005. The increase in sales was primarily attributable to a higher volume of shipments to our commercial and military customers and distributors.

2006 KAMATICS TRENDS
The outlook for the aerospace industry both in the commercial and military market continues to remain strong for 2006. Orders, shipments and backlogs were all at record levels for the quarter, with Boeing, Airbus, the militaries and several other customers all increasingly active during the quarter. In response to customer demand, Kamatics has continued to increase production levels and establish operating efficiencies to manage the additional order activity and backlog. This has led to maintaining delivery schedules, additional sales opportunities and further market penetration. Kamatics is in the process of adding additional capacity at the Bloomfield facility to accommodate this growth.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OPERATING INCOME
The Aerospace segment operating income increased 31.1 percent for the first quarter of 2006 compared to the first quarter of 2005. Each operating unit within the Aerospace segment generated positive income with the exception of the Helicopters Division that had an operating loss due to the additional $2.5 million charge recorded for the Australian SH-2G(A) program. Kamatics contributed the majority of the segment’s operating income while both the Aerostructures and Fuzing Divisions experienced a significant increase in operating income during the first quarter of 2006 compared to the same period of 2005. The Aerostructures Division’s Jacksonville facility has continued its progress and generated stronger operating income for 2006. A broader business base principally as a result of the Sikorsky cockpit program helped provide this increase. Although both locations in the Fuzing Division have contributed additional operating income during the first quarter of 2006, the Middletown location was the primary driver in the increased operating results, specifically related to a higher volume of shipments of both fuzing and memory programs. For both the first quarter of 2006 and 2005, results included $0.9 million and $0.7 million respectively, in idle facility costs.

WARRANTY MATTERS
The company continues to work to resolve two warranty-related matters that primarily impact our FMU-143 program at the Dayron facility. The first issue involves a supplier's recall of a switch embedded in certain bomb fuzes. The second warranty issue involves bomb fuzes manufactured for the U. S. Army utilizing systems which originated before Dayron was acquired by Kaman that have since been found to contain an incorrect part. The net reserve as of the end of the first quarter of 2006 related to these two matters is $2.9 million. This represents management’s best estimate of the costs, including re-work, transportation costs and testing, currently expected to be incurred in resolving these matters. Work has commenced on these warranty items and it is expected that work will be completed during 2006.

As previously disclosed, in March 2005 the U.S. Attorney's Office for the Middle District of Florida and the Defense Criminal Investigative Service (DCIS) initiated an investigation into the second warranty matter. Dayron has cooperated fully with the authorities, working to resolve the matter in a mutually satisfactory manner. As of the date of this report, the company has not received any notification from the authorities regarding conclusion of the investigation.

OTHER AEROSPACE MATTERS
The jury trial for the company's suit against the University of Arizona began in Arizona state court on April 11, 2006. The company believes that the Electro-Optics Development Center (EODC) of its Kaman Aerospace subsidiary has suffered damages of approximately $6.0 million as a result of work it performed beyond the scope of a $12.8 million contract with the University and which the University refused to address under the changes clause in the contract. During trial, the court has currently limited the company's presentation of damages to approximately $3.0 million. The company believes that these rulings are incorrect and has preserved its right to appeal following trial. The University has filed a counterclaim in the suit and through pre-litigation disclosure, the current counterclaim amount appears to be approximately $13.8 million, representing the alleged cost to the University to complete EODC's part of the project. The company believes that the University is not entitled to damages due to the University's breach of the contract. Management currently estimates that the trial may continue through the end of May 2006.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management continues its discussions with the U.S. Naval Air Systems Command (NAVAIR) regarding the potential purchase of a portion of the Bloomfield campus that the company currently leases from NAVAIR and has operated for several decades for the principal purpose of performing U.S. government contracts. Management believes that ownership of the facility, which is currently utilized for flight and ground test operations and limited parts manufacturing by the Helicopters Division, would be beneficial to the company’s future operations. The company has submitted an offer to NAVAIR and the General Services Administration detailing a proposed method that would be used for the purchase of the facility, which would include as part of the purchase price the company undertaking certain environmental remediation activities.

Also, in preparation for the disposal of the Moosup facility, the company has made a voluntary application to the Connecticut Department of Environmental Protection (DEP) requesting that the DEP reclassify the groundwater in the vicinity of the facility to permit industrial usage consistent with the character of the area. The DEP has indicated its preliminary agreement to do so, and the company is cooperating with the DEP in completing this effort.

INDUSTRIAL DISTRIBUTION SEGMENT RESULTS

The following table presents selected financial data for the Industrial Distribution segment:

In millions	For the three months ended
	March 31, 2006	April 1, 2005
Net sales	$170.6	$156.0
% change	9.3%	7.1%

Operating income	$10.8	$8.5
% of net sales	6.3%	5.4%

NET SALES
The Industrial Distribution segment represents 57.5 percent of total company first quarter 2006 sales. The segment experienced records sales for the first quarter for 2006. The increase in net sales in the first quarter of 2006 represents steady growth specifically in the East and West regions. This related to stronger sales in the original equipment manufacturing (OEM) sectors, specifically in the East, and in the building materials, mining, chemical and hi-tech industries in the West. The segment’s growth, which was entirely organic, surpassed the increase in overall industrial production both nationally and regionally.

OPERATING INCOME
The Industrial Distribution segment’s operating income increased 27.8 percent for the first quarter of 2006 compared to the first quarter of 2005. This $2.3 million increase is partially driven by the 9.3 percent increase in sales volume. Further focus on controlling operating costs and increasing operational performance through a variety of programs has also created better results for the 2006 quarter. Additionally, after a detailed review of our cost accounting policies during the first quarter of 2006, the segment recorded a $1.6 million adjustment that increased earnings to properly capitalize in-bound freight charges to inventory. Generally, our distribution businesses include in inventory direct and indirect cost, specifically inbound freight and warehousing costs, to bring our products to market.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

2006 TRENDS
Because of our diverse customer base, our performance tends to track the U.S. Industrial Production Index. We are therefore affected, to a large extent, by the overall business climate of our customer industries, which includes plant capacity utilization levels, and the effect of pricing spikes and/or supply interruptions for basic commodities such as steel and oil. The industrial production index continued in a positive trend during the first quarter of 2006 although we continue to closely track the outstanding inventory related to new home sales.

Global demand for basic materials such as scrap steel, coal, cement and copper continues to outpace supply which has resulted in longer lead times in the production of certain products for our customers. We continue to focus on maintaining the appropriate inventory levels and meeting customer needs through strategic purchasing and inventory control practices. This allows us to maximize inventory turns and minimize excess inventory and thus the risk of inventory obsolescence.

Many businesses are centralizing their purchasing and focusing on suppliers that can service all of their plant locations across a wide geographic area. To meet these requirements, we have expanded our geographic presence through the selective opening of new branches and acquisitions in key markets of the upper midwest, the south, Mexico and Canada. Our strategy is to grow the segment by expanding into additional areas that enhance our ability to compete for large regional and national customer accounts. In 2006, the segment has opened new locations to expand its customer service footprint, including Austin, Texas; Greenville, South Carolina; LaGrange, Georgia; and Topeka, Kansas.

Additionally, success in our markets requires a combination of competitive pricing (with pricing pressures more pronounced with respect to larger customers) and value-added services that save customers money while helping them become more efficient and productive. We accomplish this by offering strategies for inventory management, control procedures, process improvements, e-commerce capabilities or production enhancements. We believe that we have the appropriate platforms, including technology, systems management and customer and supplier relationships, to compete effectively in our portion of the evolving and highly diversified industrial distribution industry.

MUSIC SEGMENT RESULTS

The following table presents selected financial data for the Music segment:

In millions	For the three months ended
	March 31, 2006	April 1, 2005
Net sales	$52.4	$41.6
% change	25.9%	3.2%

Operating income	$1.3	$2.6
% of net sales	2.4%	6.2%

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

NET SALES
The Music segment represents 17.7 percent of total company sales. The increase in net sales is overall attributable to Musicorp, which had sales of $12.2 million during the first quarter of 2006. Without the acquisition, sales for the Music segment would have decreased slightly for the first quarter of 2006 compared to the same period in 2005. Results for the first quarter of 2006 have been affected by lower sales to both large national retailers as well as the mid to smaller sized retailers. Management believes that this is partially a result of lower discretionary spending within the 18 to 28 year-old age demographic that represents our current primary consumer base because of higher gas prices and interest rates. Additionally there has been lower demand during the first quarter while retailers sell their overstock of inventory, attributable to lower than anticipated holiday sales. The segment, which is strongly affected by consumer sentiment, was able to slightly offset these developments by stronger export sales during the first quarter of 2006.

OPERATING INCOME
Operating income for the Music segment decreased 50.3 percent for the first quarter of 2006 compared to the first quarter of 2005. The incremental gross margin as a result of the higher sales generated for the first quarter of 2006 was not as significant as the incremental expenses resulting from the acquisition of Musicorp in August 2005. As a result, total segment operating income has decreased for the first quarter of 2006 compared to the first quarter of 2005. Additionally, organic sales and operating profit were lower primarily due to an overall softness in the market. As the segment continues with the transition of Musicorp, management is strategically eliminating certain redundant costs in accordance with our plan to take advantage of logistical and operating efficiencies.

2006 TRENDS
Our Music segment is affected considerably by consumer sentiment, by actual consumer spending levels as well as by seasonality. We tend to experience higher sales volume during the third and fourth quarters as retailers gauge how aggressively to stock for the holiday selling season. We are also affected by changes in consumers’ musical tastes and interests. New large competitors, who are not music instrument specific retailers, are beginning to enter the industry including several large retail chains, which may have a negative impact on future sales for our normal musical instrument retailers.

A principal strategy of the segment over the past several years has been to add popular premier branded products that can be brought to market exclusively by us which will enhance our market position. The segment became the exclusive U.S. distributor of Sabian Cymbals effective April 1, 2006. Additionally, new product introductions may also have a positive impact on our future sales.

During the first quarter, the integration of the Musicorp acquisition continued with the closure of Musicorp’s Charleston, South Carolina and Reno, Nevada warehouses and the consolidation of their inventories into other Musicorp and Kaman Music warehouses. The task of merging Musicorp’s information system into the Music segment’s system is expected to be completed in the second quarter of 2006. Other integration processes will continue throughout 2006.

During the quarter, Kaman Music was named “Company of the Year” by the industry journal, Music Trades, which cited the effective integration of acquired companies into the Kaman Music family as a principal reason for their selection.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

IV. CRITICAL ACCOUNTING ESTIMATES

Preparation of the company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements in the company’s Annual Report on Form 10-K for the year ended December 31, 2005, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the company's critical accounting policies and significant estimates in the first quarter of 2006, except for the adoption of SFAS 123(R) related to accounting for share-based arrangements. For additional information regarding our adoption of this principal, see Note 9, “Share-Based Arrangements”, of Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

V.  LIQUIDITY AND CAPITAL RESOURCES

Management assesses the company’s liquidity in terms of its ability to generate cash to fund operating, investing and financing activities. Cash flow generation is a key performance indicator reviewed by management in evaluating business segment performance. Significant factors affecting the management of liquidity include cash flows generated from or used by operating activities, capital expenditures, investments in the business segments and their programs, acquisitions, dividends, adequacy of available bank lines of credit, and factors which might otherwise affect the company’s business and operations generally, as described below under the heading “Forward-Looking Statements”.

During the first quarter of 2006, the company relied significantly upon borrowings under its revolving credit agreement in order to assist with its operating, investing and financing activities, which includes the regular payment of quarterly dividends. It is anticipated that cash flows from operations will improve in late 2006 as borrowing are expected to decrease. In the first quarter, we typically tend to borrow more for working capital requirements. Additionally, although debt levels should be reduced upon successful completion of the Australia SH-2G(A) program, management expects that bank borrowings will continue to provide an important source of support for the company’s activities. We believe that our current credit agreement, along with cash generated from operating activities, will be sufficient to support our anticipated future liquidity requirements.

In millions	For the three months ended
	March 31, 2006	April 1, 2005
Total cash provided by (used in)
Operating activities	$(34.1)	$(18.5)
Investing activities	(1.9)	(.6)
Financing activities	36.6	19.0
Increase (decrease) in cash	$0.6	$(.1)

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OPERATING ACTIVITIES
Net cash used in operating activities increased $15.6 million for the first quarter of 2006 compared to the first quarter of 2005. This increase is primarily attributable to the funding of additional working capital requirements as specifically discussed below:
•
Increase in cash outflow related to higher purchases in order to meet customer demand primarily in the Industrial Distribution segment as well as a significant paydown of accounts payable in that segment.

•
The Aerospace segment experienced a significant cash outflow related to the payments of expenses associated with loss contracts, specifically for the subcontract labor for the SH-2G(A) program, during the first quarter of 2006.

•	Cash outflow during the first quarter of 2006 related to a larger payment of incentive compensation.

INVESTING ACTIVITIES
Net cash used in investing activities increased $1.3 million for the first quarter of 2006 compared to the same period of 2005. The primary contributor to this increase was capital expenditures, which were $1.7 million during the first quarter of 2006 compared to $1.1 million in the same period of 2005.

FINANCING ACTIVITIES
Net cash provided by financing activities increased $17.3 million for the first quarter of 2006 compared to the same period of 2005. The company borrowed $38.6 million in long-term debt and notes payable primarily to assist in funding working capital requirements. Additionally, the company increased its annual dividend to $0.50 per share during the second quarter of 2005. This resulted in total dividends paid in the amount of $3.0 million in the first quarter of 2006 as compared to $2.5 million during the first quarter of 2005.

FINANCING ARRANGEMENTS
The company currently has a $150 million revolving credit facility (Revolving Credit Agreement) expiring August 4, 2010. The facility includes an “accordion” feature that provides the company the opportunity to request an expansion of up to $50 million, subject to bank approval, in the size of the facility, as well as a foreign currency feature. The facility is expected to be sufficient to support the company’s anticipated working capital needs.

Total average bank borrowings for the first quarter of 2006 were $69.9 million compared to $40.0 million for the same period in 2005. As of March 31, 2006, there was $33.7 million available for borrowing under the Revolving Credit Agreement. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Agreement.

Facility fees under the new Revolving Credit Agreement are charged on the basis of the company's credit rating from Standard & Poor's. Standard & Poor’s currently assigned the company with an investment grade rating of BBB- with an outlook of stable. Management believes that this is a favorable rating for a company of our size. Under the terms of the current Revolving Credit Agreement, if this rating should decrease, the effect would be to increase facility fees as well as the interest rates charged. The financial covenants related to the Revolving Credit Agreement include a requirement that the company have i) EBITDA, at least equal to 300% of net interest expense, on the basis of a rolling four quarters and ii) a ratio of consolidated total indebtedness to total capitalization of not more than 55%. The agreement also incorporates a financial covenant which provides that if the company's EBITDA to net interest expense ratio is less than 6 to 1, the ratio of i) accounts receivable and inventory for certain Kaman subsidiaries to ii) the company's consolidated total indebtedness cannot be less than 1.6 to 1. The company remained in compliance with those financial covenants as of and for the quarter ended March 31, 2006.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

A total of $31.3 million in letters of credit were outstanding at March 31, 2006, a significant portion of which is related to the Australia SH-2G(A) program. The letter of credit for the production portion of the Australia program has a balance of $16.0 million, the majority of which is expected to remain in place until that portion of the program is completed.

OTHER SOURCES/USES OF CAPITAL
At March 31, 2006, the company had $16.6 million of its 6% convertible subordinated debentures outstanding. The debentures are convertible into shares of common stock at any time on or before March 15, 2012 at a conversion price of $23.36 per share, generally at the option of the holder. Pursuant to a sinking fund requirement that began March 15, 1997, the company redeems $1.7 million of the outstanding principal of the debentures each year. During the first quarter of 2006, several debenture holders elected to convert their bonds to shares of common stock. The company issued 4,868 shares of common stock for the conversion of 114 debentures. Due to the conversion of these debentures into common stock, the total current liability related to the redemption of debentures as of March 31, 2006 was $1.6 million

In November 2000, the company’s board of directors approved a replenishment of the company’s stock repurchase program, providing for repurchase of an aggregate of 1.4 million common shares for use in administration of the company’s stock plans and for general corporate purposes. As of March 31, 2006, a total of 269,611 shares had been repurchased since inception of this replenishment program. There were no shares repurchased during the first quarter of 2006. For a discussion of share repurchase activity, please refer to Part II, Item 2 of this report.

We plan to expense approximately $12.5 million and make a contribution of $9.8 million to our tax-qualified defined benefit pension plan for the 2006 year. This is based upon the asset value of the pension trust fund as of December 31, 2005. During the 2005 year, we expensed approximately $10.2 million and made a contribution of $4.7 million to our tax-qualified defined benefit pension plan. This was based upon the asset value of the pension trust fund as of December 31, 2004.

VI.  CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

CONTRACTUAL OBLIGATIONS
There has been no material change outside the ordinary course of business in the company's contractual obligations during the first quarter of 2006. Please see the company's Annual Report for the year ended December 31, 2005 for a discussion of its contractual obligations.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OFF-BALANCE SHEET ARRANGEMENTS
There has been no material change in the company's off-balance sheet arrangements as of the first quarter of 2006. Please see the company's Annual Report for the year ended December 31, 2005 for a discussion of such arrangements.

RECENT ACCOUNTING STANDARDS

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of FASB Statement No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. Management does not believe that the adoption of this standard will have a material impact on our financial results.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. We have evaluated the new statement and have determined that it will not have a material impact on the determination or reporting of our financial results.

Forward-Looking Statements
This report may contain forward-looking information relating to the company's business and prospects, including the Aerospace, Industrial Distribution and Music businesses, operating cash flow, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of competitions for government programs and thereafter contract negotiations with government authorities, both foreign and domestic; 2) political conditions in countries where the company does or intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) domestic and foreign economic and competitive conditions in markets served by the company, particularly defense, commercial aviation, industrial production and consumer market for music products; 5) satisfactory completion of the Australian SH-2G(A)program, including but not limited to successful completion and integration of the full ITAS software; 6) receipt and successful execution of production orders for the JPF U.S. government contract including the exercise of all contract options and receipt of orders from foreign militaries, as both have been assumed in connection with goodwill impairment evaluations; 7) a satisfactory result in the EODC/University of Arizona litigation; 8) satisfactory resolution of i)warranty issues and the DCIS investigation related to the FMU-143 program and ii) supplier-related issues hindering the FMU-139 program, at Dayron; 9) achievement of enhanced business base in the Aerospace segment in order to better absorb overhead and general and administrative expenses; 10) satisfactory results of negotiations with NAVAIR concerning purchase of the company's leased facility in Bloomfield, Connecticut.; 11) continued support of the existing K-MAX helicopter fleet, including sale of existing K-MAX spare parts inventory and in 2007, availability of a redesigned clutch assembly system; 12) cost growth in connection with environmental remediation activities at the Moosup facility and such potential activities at the Bloomfield facility; 13) profitable integration of acquired businesses into the company's operations; 14) changes in supplier sales or vendor incentive policies; 15) the effect of price increases or decreases; 16) pension plan assumptions and future contributions; 17) continued availability of raw materials in adequate supplies; 18) the effects of currency exchange rates and foreign competition on future operations; 19) changes in laws and regulations, taxes, interest rates, inflation rates, general business conditions and other factors; and 20) other risks and uncertainties set forth in the company's annual, quarterly and current reports, and proxy statements. Any forward-looking information provided in this report should be considered with these factors in mind. The company assumes no obligation to update any forward-looking statements contained in this report.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the company’s exposure to market risk during the quarter ended March 31, 2006. Please see the company’s annual report on Form 10-K for the year ended December 31, 2005 for discussion of the company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2006, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

On August 5, 2005, Kaman Music Corporation acquired the business of MBT Holdings Corp. and its subsidiaries (now known as “Musicorp”) in an asset purchase. For the year 2005, the company did not include Musicorp in its assessment of the effectiveness of the company’s internal controls over financial reporting as of December 31, 2005. Effective January 2, 2006, the company integrated most of Musicorp’s operations into its internal controls and procedures over financial reporting.

There were no other changes in internal controls over financial reporting at the company that occurred that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Kaman Corporation and Subsidiaries
Part II - Other Information

Item 1A. Risk Factors

Information regarding risk factors appears in Part I - Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2005 (SEC Accession No. 0000054381-06-000036). There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Equity Securities; Conversion of Convertible Debentures

During the quarter ended March 31, 2006, holders of the company’s 6% Convertible Subordinated Debentures Due 2012 converted a total of 114 such debentures into an aggregate of 4,868 shares of the company’s common stock. The company received no cash consideration for the issued shares which were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended, contained in Section 3(a)(9) of such Act.

(c) Purchases of Equity Securities

In November 2000, the company's board of directors approved a replenishment of the company's stock repurchase program providing for repurchase of an aggregate of 1.4 million common shares for use in administration of the company's stock plans and for general corporate purposes.

The following table provides information about purchases of common shares by the company during the three months ended March 31, 2006:

			Total Number
			of Shares	Maximum
			Purchased as	Number of
	Total		Part of	Shares That
	Number	Average	Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Plan	the Plan

01/01/06-
01/27/06	-	-	269,611	1,130,389

01/28/06-
02/24/06	-	-	269,611	1,130,389

02/25/06-
03/31/06	-	-	269,611	1,130,389

Item 4.  Submission of Matters to Vote of Security Holders

The annual meeting of the company's shareholders was held at the company's Bloomfield headquarters on April 18, 2006. Following is a brief description of each matter voted upon at the meeting:

Kaman Corporation and Subsidiaries
Part II - Other Information

1. Election of Directors

The Board of Directors has authorized nine directors divided into three classes. Each year one class is elected for a three-year term. At this meeting, three individuals were elected Class 1 directors to serve for a term of three years and until their successors have been elected and qualify. Opposite each person's name is the number of shares voted in favor and the number of shares withheld. There were no broker non-votes.

Name	In Favor	Vote Withheld

Robert Alvine	21,050,233	115,356
E. Reeves Callaway III	20,899,634	265,955
Karen M. Garrison	21,046,458	119,131

The Class 2 and Class 3 Directors whose terms of office as directors continued after the meeting are Brian E. Barents, John A. DiBiaggio, Edwin A. Huston, Eileen S. Kraus, Paul R. Kuhn, and Richard J. Swift.

2. Ratification of KPMG LLP Appointment

A proposal to ratify the appointment of KPMG LLP as the company's auditors during the ensuing year was adopted by shareholders who voted 21,020,233 shares in favor, 100,515 against, with 44,841 abstentions and no broker non-votes.

A precatory shareholder proposal concerning a majority voting standard for the election of directors which was included in the proxy statement for the annual meeting was not submitted to a shareholder vote because neither the shareholder nor his representative appeared at the meeting to present the proposal.

Item 6. Exhibits

10.1	Form of Long-Term Performance Award Agreement
11	Earnings Per Share Computation
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Kaman Corporation and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAMAN CORPORATION
Registrant

Date: May 2, 2006	By: /s/ Paul R. Kuhn
Paul R. Kuhn
Chairman, President and
Chief Executive Officer
(Duly Authorized Officer)

Date: May 2, 2006	By: /s/ Robert M. Garneau
Robert M. Garneau
Executive Vice President and
Chief Financial Officer

Kaman Corporation and Subsidiaries

Index to Exhibits

Exhibit 10.1	Form of Long-Term Performance Award Agreement	Attached

Exhibit 11	Earnings Per Share Computation	Attached

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934	Attached

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934	Attached

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached