Form 10-Q
period 2006-06-30
KAMAN CORP
filed 2006-08-03
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Quarterly Period Ended June 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2006:

Common Stock	24,064,000

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30, 2006		December 31, 2005

Assets:
Current assets:
Cash and cash equivalents		$13,323		$12,998
Accounts receivable, net		200,388		176,285
Inventories:
Contracts and other
work in process	$81,139		$81,014
Finished goods	14,470		14,764
Merchandise for resale	126,607	222,216	124,936	220,714

Deferred income taxes		29,003		31,652
Other current assets		17,612		17,159
Total current assets		482,542		458,808

Property, plant & equip., at cost	166,419		167,499
Less accumulated depreciation
and amortization	115,289		115,907
Net property, plant & equipment		51,130		51,592

Goodwill		55,606		54,693
Other intangible assets, net		19,662		19,836
Deferred income taxes		8,235		7,908
Other assets, net		6,915		5,660

Total assets		$624,090		$598,497

See accompanying notes to condensed consolidated financial statements.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Condensed Consolidated Balance Sheets (continued)
(In thousands)
(Unaudited)

	June 30, 2006	December 31, 2005
Liabilities and Shareholders' Equity:

Current liabilities:

Notes payable	$6,561	$915
Current portion of long-term debt	1,551	1,660
Accounts payable - trade	89,509	94,716
Accrued pension costs	15,730	13,150
Accrued contract losses	13,752	19,950
Other accrued liabilities	34,746	41,077
Advances on contracts	10,656	14,513
Other current liabilities	28,130	30,872
Income taxes payable	3,469	6,423

Total current liabilities	204,104	223,276

Commitments and contingencies (Note 11)	-	-
Long-term debt, excl. current portion	93,283	62,235
Other long-term liabilities	45,613	43,232
Shareholders' equity:
Common stock	24,565	24,565
Additional paid in capital	59,750	58,637
Retained earnings	206,785	199,383
Other shareholders’ equity	(10,010)	(12,831)

Total liabilities and shareholders’ equity	$624,090	$598,497

See accompanying notes to condensed consolidated financial statements.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Condensed Consolidated Statements of Operations
(In thousands except per share amounts)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended

	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005

Net sales	$292,967	$271,263	$589,604	$534,569

Costs and expenses:
Cost of sales	212,462	200,573	427,754	392,984
Selling, general and
administrative expense	67,008	64,023	137,082	126,201
Net gain on sale or disposal of assets	(43)	(93)	(56)	(93)
Other operating income	(452)	(525)	(823)	(983)
Interest expense, net	1,630	638	2,888	1,350
Other expense, net	303	470	563	708
	280,908	265,086	567,408	520,167

Earnings before income taxes	12,059	6,177	22,196	14,402
Income tax expense	(4,573)	(3,420)	(8,790)	(6,940)

Net earnings	$7,486	$2,757	$13,406	$7,462

Net earnings per share:
Basic	$.31	$.12	$.56	$.33
Diluted	$.31	$.12	$.55	$.33

Average shares outstanding:
Basic	24,031	22,815	23,984	22,797
Diluted	24,880	23,693	24,883	23,671

Dividends declared per share	$.125	$.125	$.25	$.235

See accompanying notes to condensed consolidated financial statements.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Six Months Ended

	June 30, 2006	July 1, 2005

Cash flows from operating activities:
Net earnings	$13,406	$7,462
Depreciation and amortization	5,165	4,577
Provision (recovery) for losses on accounts receivable	(219)	(27)
Net gain on sale or disposal of assets	(56)	(93)
Deferred income taxes	2,423	3,308
Other, net	3,601	1,982
Changes in current assets and liabilities,
excluding effects of acquisitions:
Accounts receivable	(23,623)	(669)
Inventory	(1,260)	(5,653)
Accounts payable	(5,273)	2,102
Accrued contract losses	(6,217)	(15,693)
Advances on contracts	(3,857)	(116)
Changes in other current assets and liabilities	(7,158)	9,622
Income taxes payable	(3,230)	(79)

Cash provided by (used in) operating activities	(26,298)	6,723

Cash flows from investing activities:
Proceeds from sale of assets	461	263
Expenditures for property, plant & equipment	(5,046)	(4,129)
Acquisition of businesses, less cash acquired	(362)	(1,448)
Other, net	(1,742)	7

Cash provided by (used in) investing activities	(6,689)	(5,307)

See accompanying notes to condensed consolidated financial statements.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Condensed Consolidated Statements of Cash Flows (continued)
(In thousands)
(Unaudited)

	For the Six Months Ended

	June 30, 2006	July 1, 2005

Cash flows from financing activities:

Changes in notes payable	5,646	(2,989)
Changes in debt	30,937	3,988
Proceeds from exercise of employee stock plans	1,580	625
Dividends paid	(5,985)	(5,011)
Other	781	-

Cash provided by (used in) financing activities	32,959	(3,387)

Net increase (decrease) in cash and cash equivalents	(28)	(1,971)

Effect of exchange rate changes on cash and cash equivalents	353	(350)

Cash and cash equivalents at beginning of period	12,998	12,369

Cash and cash equivalents at end of period	$13,323	$10,048

Supplemental Disclosure of Cash Flow Information:

Non-cash financing activity for the six months ended June 30, 2006 includes the conversion of 276 debentures for a total value of $276,000 into 11,801 shares of common stock, issued from treasury.

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (In thousands) (Unaudited)

1. Basis of Presentation

The December 31, 2005 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of Kaman Corporation and subsidiaries. In the opinion of management, the balance of the condensed financial information reflects all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented, all of which are of a normal recurring nature, unless otherwise disclosed in this report. Certain amounts in prior period condensed consolidated financial statements have been reclassified to conform with current year presentation.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, Continued (In thousands) (Unaudited)

The company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The second quarter for 2006 and 2005 ended on June 30, 2006 and July 1, 2005, respectively.

The statements should be read in conjunction with the consolidated financial statements and notes included in the company’s annual report on Form 10-K for the year ended December 31, 2005. The results of operations for the interim period presented are not necessarily indicative of trends or of results to be expected for the entire year.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation clarifies the methodology for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Although for the company this Interpretation is not effective until January 1, 2007, this statement does require disclosure of the effects of adoption in the December 31, 2006 consolidated financial statements. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.

Cash Flow Items

Cash payments for interest were $2,886 and $1,783 for the six months ended June 30, 2006 and July 1, 2005, respectively. Cash payments for income taxes, net of refunds, for those periods were $9,260 and $4,228, respectively.

Comprehensive Income

Comprehensive income was $13,913 and $7,512 for the six months ended June 30, 2006 and July 1, 2005, respectively. Comprehensive income was $8,126 and $2,255 for the three months ended June 30, 2006 and July 1, 2005, respectively. The changes to net earnings used to determine comprehensive income are comprised of foreign currency translation adjustments.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, Continued (In thousands) (Unaudited)

2. Accounts Receivable

Accounts receivable consist of the following:

	June 30, 2006	December 31, 2005

Trade receivables	$101,424	$96,776

U.S. Government contracts:
Billed	32,191	16,140
Costs and accrued profit - not billed	2,599	956

Commercial and other government contracts:
Billed	24,596	19,569
Costs and accrued profit - not billed	42,760	46,244

Less allowance for doubtful accounts	(3,182)	(3,400)

Total	$200,388	$176,285

3. Shareholders’ Equity

Changes in shareholders’ equity for the six months ended June 30, 2006 were as follows:

Balance, January 1, 2006	$269,754

Net earnings	13,406
Foreign currency translation adjustment	507
Comprehensive income	13,913

Dividends declared	(6,004)
Employee stock plans	3,151
Debentures	276

Balance, June 30, 2006	$281,090

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, Continued
(In thousands except per share amounts) (Unaudited)

4. Earnings Per Share

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share:

	For the Three Months		For the Six Months
	Ended		Ended

	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Basic:

Net earnings	$7,486	$2,757	$13,406	$7,462
Weighted average number of
shares outstanding	24,031	22,815	23,984	22,797

Net earnings per share - basic	$.31	$.12	$.56	$.33

Diluted:

Net earnings	$7,486	$2,757	$13,406	$7,462
Elimination of interest expense
on 6% subordinated convertible
debentures (net after taxes)	153	141	310	310
Net earnings (as adjusted)	$7,639	$2,898	$13,716	$7,772

Weighted average number of
shares outstanding	24,031	22,815	23,984	22,797
Weighted averages shares issuable
on conversion of 6% subordinated
convertible debentures	706	781	736	809
Weighted average shares issuable
on exercise of dilutive stock options	143	97	163	65
Total	24,880	23,693	24,883	23,671

Net earnings per share - diluted	$.31	$.12	$.55	$.33

Excluded from the net earnings per share - diluted calculation are 41 and 132 options that are anti-dilutive based on the average stock price for the three months and six months ended July 1, 2005, respectively. There were no anti-dilutive shares for the three months and six months ended June 30, 2006.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, Continued (In thousands) (Unaudited)

5. Exit Activity

The following table displays the activity and balances of various exit activities as of and for the six months ended June 30, 2006:

Balance at January 1, 2006	$6,007
Additions to accrual	-
Cash payments	(1,413)
Release to income	-
Balance at June 30, 2006	$4,594

A summary of the exit activity is described below:

In connection with the acquisition of Musicorp in August 2005, the company recorded $3,500 for certain exit costs. These costs relate primarily to lease consolidation and employee severance payments for reductions primarily in administrative and warehousing personnel. Management is in the process of finalizing its plans related to certain restructuring activities and as of June 30, 2006, the total remaining accrual was $1,762.

In connection with the Moosup, CT plant closure, the company recorded restructuring costs of $8,290 in 2002. The charge included $3,290 of severance related costs and $5,000 for closing the facility (including costs of an ongoing environmental remediation program and ultimate disposal). The remaining accrual as of June 30, 2006, which consists primarily of the estimated cost of ongoing environmental remediation, was $2,832.

These exit activity accruals are included in the other current liabilities amount on the condensed consolidated balance sheet for the periods presented.

6. Warranty Reserve

The following table presents the activity and balances of accrued product warranty costs included in the other liabilities amount on the condensed consolidated balance sheets as of and for the six months ended June 30, 2006:

Balance at January 1, 2006	$4,304
Product warranty accrual	187
Warranty costs incurred	(1,890)
Release to income	(196)
Balance at June 30, 2006	$2,405

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, Continued (In thousands) (Unaudited)

The following is a summary of significant warranty matters as of June 30, 2006:

The company continues to work to resolve two warranty-related matters that primarily impact our FMU-143 program at the Dayron facility. The first issue involves a supplier's recall of a switch embedded in certain bomb fuzes. The second warranty issue involves bomb fuzes manufactured for the U. S. Army utilizing systems which originated before Dayron was acquired by Kaman that have since been found to contain an incorrect part. The balance of the reserve for these two matters as of June 30, 2006 is $1,241. This represents management’s best estimate of the costs, including re-work, transportation costs and testing, currently expected to be incurred in resolving these matters. Work continues on these warranty items and management anticipates that work will be completed during 2006.

As previously disclosed, in March 2005 the U.S. Attorney's Office for the Middle District of Florida and the Defense Criminal Investigative Service (DCIS) initiated an investigation into the second warranty matter. Dayron has cooperated fully with the authorities, working to resolve the matter in a mutually satisfactory manner. As of the date of this report, the company has not received any notification from the authorities regarding the resolution of the investigation.

On June 29, 2005, the company notified its two affected customers of a non-conforming part that may have an impact on certain aircraft panels manufactured by the Aerostructures facility in Wichita, Kansas, beginning in September 2002. As a result of this matter, the company recorded a warranty accrual of $1,040 during 2005, in anticipation of incurring its estimated share of certain costs to replace and install the panels on certain aircraft. As of June 30, 2006, $677 is available for the resolution of this matter. Management is working with its customers to resolve this issue in a mutually satisfactory manner.

7. Accrued Contract Losses

The following is a summary of activity and balances of accrued contract losses as of and for the six months ended June 30, 2006:

Balance at January 1, 2006	$19,950
Additions to loss accrual	6,108
Costs incurred	(11,763)
Release to income	(543)
Balance at June 30, 2006	$13,752

The following is a summary of significant accrued contract loss matters as of June 30, 2006:

During the second quarter of 2006, the company recorded an additional $2,810 pretax charge to cover additional anticipated costs to complete the SH-2G(A) Helicopter Program for the Royal Australian Navy. The total pretax charge recorded to date during 2006 was $5,318. This contract has been in a loss position since 2002. The remaining accrued contract loss as of June 30, 2006 was $13,149. This contract loss accrual continues to be monitored and adjusted as necessary to reflect the anticipated cost necessary to complete this complex program.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, Continued (In thousands) (Unaudited)

8. Pension Cost

Components of net pension cost for the Qualified Pension Plan and Supplemental Employees’ Retirement Plan (SERP) are as follows:

	Qualified Pension Plan
	For the Three Months Ended		For the Six Months Ended

	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005

Service cost for benefits earned	$3,142	$2,873	$6,284	$5,746
Interest cost on projected
benefit obligation	6,603	6,367	13,206	12,734
Expected return on plan assets	(7,362)	(7,119)	(14,724)	(14,238)
Recognized net (gains) losses	752	418	1,504	836
Net periodic benefit	$3,135	$2,539	$6,270	$5,078

	SERP
	For the Three Months Ended		For the Six Months Ended

	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005

Service cost for benefits earned	$528	$352	$1,056	$704
Interest cost on projected
benefit obligation	432	332	864	664
Expected return on plan assets	-	-	-	-
Recognized net (gains) losses	389	56	778	112
Net periodic benefit	$1,349	$740	$2,698	$1,480

The company expects to contribute $9,810 to the qualified pension plan for the 2006 plan year of which $2,452 was paid though the six months ended June 30, 2006. For the 2005 plan year, the company contributed $4,747 to the qualified pension plan.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, Continued (In thousands) (Unaudited)

9. Business Segments

Summarized financial information by business segment is as follows:

	June 30, 2006	December 31, 2005
Identifiable assets:

Aerospace	$284,266	$266,369
Industrial Distribution	182,516	175,725
Music	118,810	117,347
Corporate	38,498	39,056

	$624,090	$598,497

	For the Three Months Ended		For the Six Months Ended

	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005

Net sales:

Aerospace	$74,398	$76,039	$148,034	$141,720
Industrial Distribution	170,476	157,467	341,053	313,460
Music	48,093	37,757	100,517	79,389

	$292,967	$271,263	$589,604	$534,569

Operating income:

Aerospace	$10,662	$9,533	$20,664	$17,163
Industrial Distribution (1)	9,266	8,398	20,073	16,856
Music	1,625	1,854	2,903	4,428
Net gain on sale or disposal of assets	43	93	56	93
Corporate expense	(7,604)	(12,593)	(18,049)	(22,080)

Operating income	13,992	7,285	25,647	16,460

Interest expense, net	(1,630)	(638)	(2,888)	(1,350)

Other expense, net	(303)	(470)	(563)	(708)

Earnings before income taxes	$12,059	$6,177	$22,196	$14,402

(1) During the first quarter of 2006, it was determined that our Industrial Distribution segment was not including in-bound freight costs in inventory consistent with our other businesses. This resulted in an adjustment that increased earnings before income taxes for the six months ended June 30, 2006 by $1,589.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, Continued (In thousands) (Unaudited)

10. Share-Based Arrangements

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)) related to accounting for share-based payments and, accordingly, we are now recording compensation expense for share-based awards based upon an assessment of the grant date fair value of the awards. Prior to 2006, share based compensation was accounted for in accordance with Accounting Principles Board Opinion No. 25. We are using the modified prospective method of adoption, which allows us to apply SFAS 123(R) on a going-forward basis rather than restating prior periods.

The company accounts for stock options and restricted stock as equity awards whereas the stock appreciation rights and employee stock purchase plan are accounted for as liability awards.

The following table summarizes share-based compensation expense recorded during each period presented:

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Stock options	$231	$-	$463	$-
Restricted stock awards	464	222	563	344
Stock appreciation rights	(762)	3,938	495	3,938
Employee stock purchase plan	55	-	106	-
Total share-based compensation expense	$(12)	$4,160	$1,627	$4,282

Compensation expense for stock options and restricted stock awards, which is recorded in general and administrative expense, is recognized on a straight-line basis over the vesting period of the award. The expense recorded for stock appreciation rights includes a cumulative effect adjustment of $105 recorded as of the beginning of the 2006 period as a result of adopting SFAS 123(R) and the effect of changing our valuation methodology to record compensation expense from intrinsic value to fair value.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, Continued
(In thousands except share and per share amounts) (Unaudited)
Stock Option Accounting

The following table reflects pro forma net earnings and earnings per share for the three and six months ended July 1, 2005 as if we had applied the fair value method.

	For the Three Months		For the Six Months
	Ended		Ended
	July 1, 2005		July 1, 2005
Net earnings:
As reported	$2,757		$7,462
Stock compensation expense reported in
net earnings, net of tax effect	2,579	*	2,655	*
Less stock compensation expense, net
of tax effect	(2,765)	**	(3,026)	**

Pro forma net earnings	$2,571		$7,091

Earnings per share - basic:
As reported	0.12		0.33
Pro forma	0.11		0.31

Earnings per share - diluted:
As reported	0.12		0.33
Pro forma	0.11		0.31

* The three months ended July 1, 2005 includes stock appreciation rights expense of $2,441 and restricted stock expense of $138, both net of tax. The six months ended July 1, 2005 includes stock appreciation rights expense of $2,441 and restricted stock expense of $214, both net of tax.

** The three months ended July 1, 2005 includes stock appreciation rights expense of $2,441, restricted stock expense of $138, stock options expense of $154 and ESPP expense of $32, all of which are net of tax. The six months ended July 1, 2005 includes stock appreciation rights expense of $2,441, restricted stock expense of $214, stock options expense of $309 and ESPP expense of $62, all of which are net of tax.

Stock Incentive Plan

The 2003 Stock Incentive Plan (the “2003 Plan”) allows for the issuance of 2,000,000 shares of common stock. As did the predecessor plan, the 2003 Plan provides for equity compensation awards, including principally incentive and non-statutory stock options, restricted stock, stock appreciation rights, and long-term incentive plan (LTIP) awards.

Stock options are granted with an exercise price equal to the average market price of our stock at the date of grant. Options and Stock Appreciation Rights (SARs) granted under the plan generally expire ten years from the date of grant and vest 20% each year over a 5-year period on each of the first five anniversaries from the date of grant. Restricted stock awards (RSA) are generally granted with restrictions that lapse at the rate of 20% per year over a 5-year period on each of the first five anniversaries from the date of grant. Generally, these awards are subject to forfeiture if a recipient separates from service with the company.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, Continued
(In thousands except share and per share amounts) (Unaudited)

Stock Option activity was as follows:

Stock options outstanding:	Options	Weighted- Average Exercise Price
Balance at January 1, 2006	910,243	$13.13
Options granted	158,600	21.38
Options exercised	(68,070)	13.08
Options cancelled	(24,660)	16.67
Balance at June 30, 2006	976,113	$14.38

The following table presents information regarding options outstanding as of June 30, 2006:

Weighted average contractual remaining term - options outstanding	6.91 years
Aggregate intrinsic value - options outstanding	$4,247
Options exercisable	424,594
Weighted average exercise price - options exercisable	$14.04
Aggregate intrinsic value - options exercisable	$1,787
Weighted average contractual remaining term - options exercisable	5.07 years

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option. The intrinsic value on the date of exercise of options that were exercised during the second quarter and first half of 2006 was $420 and $703, respectively. The company’s policy for issuing shares upon stock option exercises is to issue those shares from treasury stock. The company currently has an open stock re-purchase plan which would enable the company to re-purchase shares as needed.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted average assumptions used in estimating fair value for the second quarter and first half of 2006 and 2005:

	Three and Six Months Ended
	June 30, 2006	July 1, 2005
Expected option term	6.5 years	8 years
Expected volatility	41.5%	39.9%
Risk-free interest rate	4.5%	4.2%
Expected dividend yield	2.5%	3.8%
Per share fair value of options granted	$7.99	$3.68

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, Continued
(In thousands except share and per share amounts) (Unaudited)

The expected term for options represents an estimate of the period of time the stock options are expected to remain outstanding and is generally based upon an analysis of the historical behavior of stock option holders during the period from 1995 through 2005.

The volatility assumption is based on the historical daily price data of the company’s stock over a period equivalent to the weighted average expected term of the options. Management evaluated whether there were factors during that period which were unusual and which would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors.

The risk-free interest rate assumption is based upon the interpolation of various U.S. Treasury rates determined at the date of option grant. Expected dividends are based upon a historical analysis of our dividend yield over the past year.

Restricted Stock activity is as follows:

Restricted Stock outstanding:	RSA	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2006	56,580	$12.79
RSA granted	45,475	22.24
Vested	(46,260)	17.35
Cancelled	(1,610)	21.38
Nonvested at June 30, 2006	54,185	$16.57

The grant date fair value for restricted stock is the average market price of the unrestricted shares on date of grant.

Stock Appreciation Rights activity is as follows:

SARs outstanding:	SARs	Weighted-Average Exercise Price
Balance at January 1, 2006	241,780	$11.51
SARs granted	-	-
SARs exercised	(102,720)	12.67
SARs cancelled	-	-
Balance at June 30, 2006	139,060	$10.65

Total cash paid to settle stock appreciation rights (at intrinsic value) for both the three months and six months ended June 30, 2006 was $1,227. Total cash paid to settle stock appreciation rights for both the three months and six months ended July 1, 2005 was $252. SARs are re-evaluated on a quarterly basis using the Black-Scholes valuation model.

We record a tax benefit and associated deferred tax asset for compensation expense recognized on non-qualified stock options and restricted stock for which we are allowed a tax deduction. For the three and six months ended June 30, 2006, we recorded a tax benefit of $77 and $147, respectively for these two types of compensation expense.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, Continued
(In thousands except for share and per share amounts) (Unaudited)

The windfall tax benefit is the tax benefit realized on the exercise of non-qualified stock options and disqualifying dispositions of stock acquired by exercise of incentive stock options and Employee Stock Purchase Plan stock purchases in excess of the deferred tax asset originally recorded. The total windfall tax benefit realized in the three months and six months ended June 30, 2006 was $145 and $200, respectively.

As of June 30, 2006, future compensation costs related to nonvested stock options and restricted stock grants is $3,359. Management anticipates that this cost will be recognized over a weighted average period of 1.96 years.

Employees Stock Purchase Plan

The Kaman Corporation Employees Stock Purchase Plan (ESPP) allows employees to purchase common stock of the company, through payroll deductions, at 85% of the market value of shares at the time of purchase. Purchases under this Plan are made on a monthly basis. The plan provides for the grant of rights to employees to purchase a maximum of 1,500,000 shares of common stock. Under SFAS 123(R) this Plan is considered compensatory. Accordingly, we have recorded expense of $55 and $106 representing the 15% discount given to employees who purchased shares for the three and six months ended June 30, 2006, respectively. As of June 30, 2006, there were 507,124 shares available under the plan.

11. Commitments and Contingencies

As previously announced, a jury verdict was reached on May 17, 2006 in the company’s breach of contract suit against the University of Arizona. The jury found in favor of Kaman on its claim that the University breached the contract between the parties and also found in favor of Kaman and against the University on the University’s counterclaim for breach of contract. No damages were awarded to either party. The University had requested that the judge overturn the jury verdict and grant a new trial. After a hearing held on July 20, 2006, the judge denied the University’s request.

Management continues its discussions with NAVAIR regarding the potential purchase of the portion of the Bloomfield campus that the company currently leases from NAVAIR and has operated for several decades for the principal purpose of performing U.S. government contracts. On July 31, 2006, the company submitted an Offer to Purchase (OTP) to NAVAIR and the General Services Administration and management believes that it will now be submitted to the U.S. government’s formal review process, which could take up to two months to complete. The OTP provides that the company will assume all responsibility for environmental remediation of the facility as necessary to satisfy the Connecticut Department of Environmental Protection (CTDEP) under the Connecticut Transfer Act as consideration for transfer of the property. The company would not assume responsibility for the environmental remediation until after the property has been transferred to the company, which management estimates would take between 3 and 6 months following acceptance of the OTP.

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
II. Second Quarter 2006 Highlights
III. Results of Operations
IV. Critical Accounting Estimates
V. Liquidity and Capital Resources
VI. Contractual Obligations and Off-Balance Sheet Arrangements
VII. Recent Accounting Standards

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005.

I.  OVERVIEW OF BUSINESS

Kaman Corporation is composed of three business segments: Aerospace, Industrial Distribution, and Music.

AEROSPACE SEGMENT

This segment has four primary operating units: Aerostructures, Fuzing, Helicopters and Kamatics.

The Aerostructures Division produces aircraft subassemblies and other parts for commercial and military airliners and helicopters. Its principal customers are Boeing and Sikorsky Aircraft Corporation. Operations involving the use of metals are conducted principally at the company’s Jacksonville, Florida facility, while operations involving composite materials are conducted principally at the company’s Wichita, Kansas (Plastic Fabricating Company) facility.

The Fuzing Division manufactures products for military and commercial markets, primarily related to military safe, arm and fuzing devices for several missile and bomb programs; as well as precision non-contact measuring systems for industrial and scientific use; and high reliability memory systems for airborne, shipboard, and ground-based programs. Principal customers include the U.S. military, Boeing, General Dynamics, Lockheed Martin and Raytheon. This division’s operations are conducted at the Middletown, Connecticut and Orlando, Florida (Dayron) facilities.

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

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued

Kamatics primarily manufactures proprietary self-lubricating bearings used in aircraft flight controls, turbine engines and landing gear. These bearings are currently used in nearly all military and commercial aircraft in production in North and South America and Europe. Kamatics also manufactures driveline couplings for helicopters. These are market-leading products for applications requiring a highly sophisticated level of engineering and specialization in the airframe bearing market. Operations are conducted at the Bloomfield, Connecticut and Dachsbach, Germany (RWG) facilities.

INDUSTRIAL DISTRIBUTION SEGMENT

The Industrial Distribution segment is the third largest power transmission/motion control industrial distributor in North America. We provide services and products including bearings, electrical/mechanical power transmission, fluid power, motion control and materials handling components to a broad spectrum of industrial markets throughout North America. Our locations consist of nearly 200 branches, distribution centers and call centers across the United States and in Canada and Mexico. The range of our footprint allows us to offer almost 2 million products, as well as value-added services, to more than 50,000 companies in 70 of the top 100 industrial markets in the United States.

MUSIC SEGMENT

The Music segment is the largest independent distributor of musical instruments and accessories in the United States, offering more than 20,000 products for amateurs and professionals. Our premium branded products, many of which are brought to the market on an exclusive basis, and our market-leading business-to-business systems for our customer base of over 10,000 retailers nationwide, contribute to the performance of the business. Our array of fretted instruments includes proprietary and premier products, such as the Ovation® and Hamer® guitars, and Takamine® guitars which is under an exclusive distribution agreement. We offer an extended line of percussion products and accessories through Latin Percussion®, the leading supplier of hand percussion instruments. Additionally our exclusive distribution agreements with Gretsch® drums and Sabian® cymbals, along with our own CB®, Toca® and Gibraltar® lines have further enhanced our array of products offered.

While the vast majority of our sales are to North American customers, we continue to build our presence in key international markets including Europe, Asia, South America and Australia. Music segment operations are headquartered in Bloomfield, Connecticut and conducted from manufacturing plants in New Hartford, Connecticut and Scottsdale, Arizona, and strategically placed warehouse facilities that primarily cover the North American market.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued

II.  SECOND QUARTER 2006 HIGHLIGHTS

The following is a summary of key events that occurred during the second quarter of 2006:

•	Our net sales increased 8.0 percent compared to the second quarter of 2005.

•	Both our net earnings and earnings per share diluted increased significantly compared to the second quarter of 2005.

•
We recorded an additional $2.8 million charge related to an increase in anticipated costs to complete the SH-2G(A) program for the Royal Australian Navy (RAN) based upon additional information obtained during the second quarter of 2006, bringing the total year to date 2006 charge to $5.3 million.

•
During the second quarter of 2006, the Fuzing Division in the Aerospace segment signed contract modifications totaling an additional $16.5 million with the U.S. Air Force for the Joint Programmable Fuze (JPF) program.

•	The Industrial Distribution segment continued to experience strong sales and operating income during the second quarter of 2006.

•
The Music segment continued to experience weak results which management believes is primarily due to lower discretionary spending within our current primary consumer base as well as the effects of a slow 2005 holiday selling season.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued

III.  RESULTS OF OPERATIONS

CONSOLIDATED RESULTS -

The following table presents selected financial data of the company for the second quarter and year to date 2006 compared to the second quarter and year to date 2005:

Selected Consolidated Financial Information
(In millions, except per share data)

	For the Three Months Ended		For the Six Months Ended

	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005

Net sales	$293.0	$271.3	$589.6	$534.6
% change	8.0%	9.6%	10.3%	8.5%

Gross profit	$80.5	$70.7	$161.9	$141.6
% of net sales	27.5%	26.1%	27.5%	26.5%

Selling, general & administrative expenses (S,G&A)	$67.0	$64.0	$137.1	$126.2
% of net sales	22.9%	23.6%	23.2%	23.6%

Operating income	$14.0	$7.3	$25.7	$16.5
% of net sales	4.8%	2.7%	4.3%	3.1%

Interest expense, net	$1.6	$0.6	$2.9	$1.4
Other expense, net	0.3	0.5	0.6	0.7

Net earnings	$7.5	$2.8	$13.4	$7.5

Net earnings per share - basic	$.31	$.12	$.56	$.33
Net earnings per share - diluted	.31	.12	.55	.33

Note - all percentages in the MD&A are calculated based upon financial information in thousands.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued

Results of Operations - Consolidated

NET SALES
Net sales increased $21.7 million in the second quarter of 2006 compared to the second quarter of 2005. Net sales increased $55.0 million for the first half of 2006 compared to the same period in 2005. The increase in sales for the second quarter and first half of 2006 was primarily attributable to organic growth in the Industrial Distribution segment as well as additional sales in the Music segment due to the acquisition of Musicorp in August 2005. This continued trend of Industrial Distribution segment sales growth is the result of a variety of factors including continued stability in most of the markets in which the segment participates. Additionally, improving economic conditions in the Aerospace industry have resulted in increased sales for the first half of 2006 at all major operating units, except for the Helicopters Division. The Music segment has continued to experience weak results for the first half of 2006 as a result of economic and competitive factors.

GROSS PROFIT
Total gross profit increased $9.8 million or 13.9 percent for the second quarter of 2006 compared to the second quarter of 2005. Gross profit increased $20.3 million or 14.3 percent for the first six months of 2006 compared to the same period in 2005. Gross profit as a percentage of sales (gross margin) has also improved for each period presented. The majority of the increase in overall gross profit as well as the gross margin is due to sales growth and increased operating efficiencies during the quarter for certain key programs in the Aerospace segment along with higher sales volume for the Industrial Distribution segment.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES
The S,G&A expense increase of $3.0 million or 4.7 percent during the second quarter of 2006 compared to the second quarter of 2005 was primarily attributable to the following items:

•	Music segment S,G&A expense increased $2.9 million, substantially all of which relates to the addition of Musicorp expense.
•
Industrial Distribution segment S,G&A expense increased $2.6 million primarily due to expenses related to higher sales volume, an increase in pension expense as well as higher employee related expenses partially attributable to an increase in headcount.

•	The Aerospace segment S,G&A increased $2.5 million principally due to increased commission expense in one operating unit as well as an increase in independent research and development costs.
•
Corporate S,G&A expense decreased $5.0 million. The decrease is primarily due to stock appreciation rights (SARs) expense being $4.7 million lower in the second quarter of 2006 compared to the second quarter of 2005. The change in SARs expense is primarily due to a significantly smaller number of SARs outstanding at June 30, 2006 compared to July 1, 2005 as well as the relative changes in the stock price for the first quarter compared to the second quarter for both 2006 and 2005. Additionally during the second quarter of 2005, the company incurred significant consulting expenses of $1.0 million related to the recapitalization, which was completed in November 2005. During the second quarter of 2006, the company received a recovery of $0.5 million in legal expenses associated with the recapitalization litigation. The decrease in these expenses was slightly offset by higher employee related expenses as well as higher stock compensation expense.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued

The S,G&A expense increase of $10.9 million or 8.6 percent during the first six months of 2006 compared to the first six months of 2005 was primarily attributable to the following items:

•	Music segment S,G&A expense increased $6.1 million substantially all of which relates to Musicorp S,G&A expense.
•
Industrial Distribution segment S,G&A expense increased $5.6 million primarily due to expenses related to higher sales volume, an increase in pension expense and higher employee related expenses partially attributable to an increase in headcount.

•	The Aerospace segment S,G&A increased $3.2 million principally due to an increase in commission expense in one operating unit as well as an increase in independent research and development costs.
•
Corporate S,G&A expense decreased $4.0 million, primarily due to lower SARs expense, the absence of recapitalization consulting fees during 2006 as compared to 2005, and the recovery during the second quarter of 2006 of certain legal expenses associated with the recapitalization litigation. Corporate recorded additional employee related expenses and stock compensation expense which slightly offset this decrease.

OPERATING INCOME
Operating income increased $6.7 million or 92.0 percent for the second quarter of 2006 compared to the second quarter of 2005. Operating income for the first half of 2006 increased $9.2 million or 55.8 percent compared to the first half of 2005. The increase in operating income for both the second quarter and year to date 2006 compared to the same periods in 2005 was attributable to increased operating income for the Aerospace segment and the Industrial Distribution segment as well as a considerable decrease in expenses in Corporate primarily due to lower SARs expense and lack of recapitalization consulting fees. The Music segment generated lower operating income in both the second quarter and year to date 2006 compared to the same periods in 2005 primarily due to higher operating expenses attributable to the acquisition of Musicorp without a corresponding increase in sales.

ADDITIONAL CONSOLIDATED RESULTS
Interest expense, net increased 156 percent to $1.6 million for the second quarter of 2006 compared to $0.6 million for the second quarter of 2005. Interest expense, net also increased 114 percent to $2.9 million for the first half of 2006 compared to $1.4 million for the first half of 2005. Interest expense, net generally consists of interest charged on the revolving credit facility offset by interest income. The increase is due to higher borrowings primarily to fund greater working capital requirements, as well as higher interest rates charged on borrowings during 2006 as compared to 2005.

For 2006, the effective income tax rate is 39.6 percent as compared to the effective tax rate of 48.2 percent for 2005. The higher tax rate in 2005 arose principally from the non-deductibility of both SARs expense due to an increase in the price of Kaman shares during the second quarter of 2005 and expenses associated with the company’s recapitalization.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued

Net earnings for the second quarter of 2006 were $7.5 million, or $0.31 per share diluted, compared to $2.8 million, or $0.12 per share diluted, for the second quarter of 2005. Net earnings for the first half of 2006 were $13.4 million, or $0.55 per share diluted, compared to $7.5 million or $0.33 per share diluted for the first half of 2005. The 2006 earnings per share diluted was calculated on a basis of 24.9 million post-recapitalization diluted shares outstanding compared to the 2005 earnings per share diluted which was calculated based on 23.7 million pre-recapitalization diluted shares outstanding. The recapitalization diluted the total shares outstanding by 3.6 percent.

AEROSPACE SEGMENT RESULTS

The following table presents selected financial data for the Aerospace segment:

In Millions	For the three months ended		For the six months ended

	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Net sales	$74.4	$76.0	$148.0	$141.7
% change	(2.2)%	13.3%	4.5%	12.2%

Operating income	$10.7	$9.5	$20.7	$17.2
% of net sales	14.3%	12.5%	14.0%	12.1%

AEROSPACE SEGMENT

NET SALES
Net sales for the Aerospace segment represent 25.4 percent of total consolidated net sales for the second quarter of 2006 compared to 28.0 percent for the second quarter of 2005. The Aerospace segment represents 25.1 percent of total consolidated net sales for the first half of 2006 as compared to 26.5 percent for the first half of 2005. This segment has four primary operating units: Aerostructures, Fuzing, Helicopters and the Kamatics subsidiary. The Electro-Optics Development Center (EODC) division comprises the remainder of the segment’s operating results. In the paragraphs that follow, you will find further information with respect to sales activity and significant programs for these four primary operating units.

AEROSTRUCTURES DIVISION
Net sales for second quarter of 2006 for the Aerostructures Division increased $3.6 million or 27.1 percent to $17.1 million compared to $13.4 million for the second quarter of 2005. Year to date net sales for 2006 increased 28.9 percent to $34.0 million compared to $26.3 million for the same period in 2005. The largest driver of the increase in sales is the production of the cockpit for the Sikorsky BLACK HAWK helicopter as further discussed below. This program, the wing structure assembly for the C-17 (which is under contract through mid-2007), as well as the Boeing 777 program, comprise Aerostructures’ most significant programs.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued

2006 AEROSTRUCTURES TRENDS
As previously reported, the division has a multi-year contract with Sikorsky to manufacture cockpits for several models of the BLACK HAWK helicopter which includes installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines, and the composite structure that holds the windscreen. The contract currently covers approximately 80 cockpits for an estimated value of $26 million, depending upon which models are ultimately delivered. During the second quarter of 2006, the division continued to produce cockpits according to Sikorsky’s requirements and we delivered 11 cockpits to the customer, bringing the total deliveries since the inception of the contract to 39 cockpits. The original multi-year contract has follow-on options that, if fully exercised, could include the fabrication of up to a total of 349 units and bring the total potential value to approximately $100.0 million or more depending upon the models that are ultimately ordered. This program continues to be an important element of the business base at the Jacksonville facility and has provided further opportunities to work with Sikorsky.

The division continues to focus on improving operational efficiencies and increasing our business base at both the Jacksonville facility and our Plastic Fabricating Company (Plasticfab) facility in Wichita. Furthermore, we continued to work to attract and retain qualified personnel in order to be able to effectively carry out the new work that we have been awarded.

On April 1, 2006, Spirit AeroSystems awarded Plasticfab a multi-year contract for production of the composite flight deck floor for the Boeing 787 Dreamliner. The contract is valued at approximately $15.0 million. Additionally, management is working diligently to ensure that its new contracts, from Sikorsky involving MH-92 helicopters and Shenyang Aircraft Corporation involving the Boeing 787 Dreamliner, are brought on line effectively in order to meet timing requirements and expectations as well as continuing to support several of our legacy aircraft composite programs.

FUZING DIVISION
Net sales for the second quarter of 2006 for the Fuzing Division decreased $1.4 million or 9.7 percent to $13.6 million compared to $15.0 million for the second quarter of 2005. The reduction in sales for the quarter was primarily due to the interruption of 40mm fuze production in the first quarter of 2006 while the division worked through administrative issues with the customer. Production of the 40mm product line has since resumed in the second quarter of 2006. The effect of the interruption was partially offset by increased JPF program sales in the quarter. Both of these programs are manufactured at the Dayron facility. Generally, revenue is recorded upon delivery of the product to the customer. Most programs require the fuzes to be shipped in lots, therefore sales for the program will vary based upon the number of lots that were delivered during a quarter. As a result, quarter-by-quarter comparisons will not always be meaningful. Year to date net sales for 2006, however, increased 14.4 percent to $31.8 million compared to $27.8 million for the same period in 2005. The increase in sales is due to increased production and shipments at both the Middletown facility for both fuzing and memory programs and the Dayron facility, specifically related to the JPF program. These results were partially offset by the decrease in the 40mm program production discussed above.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued

As previously reported, Dayron has a contract with the U.S. Air Force for the advanced FMU-152A/B Joint Programmable Fuze. The original contract had a potential value of $168.7 million, if all options for future years’ production are exercised. In April 2006, the U.S. Air Force signed an $8.6 million contract with the division for a Phase 2 facilitization project that, among other things, will result in increased production efficiencies and a second site JPF production line at the division’s Middletown facility. Additionally, in June 2006, the U.S. Air Force signed a $6.7 million contract with the division to provide JPF product to seven foreign countries to meet their current anticipated munitions requirements. Work on this contract is scheduled for completion in the fourth quarter of 2007. These two new agreements bring the total value of JPF contracts with the U.S. Government from inception to date to $73.9 million including the current contract, plus development and engineering activity, along with special tooling and test equipment.

2006 FUZING TRENDS

The division continues to experience and is working to resolve certain issues related to the manufacturing process and the supply chain on the JPF program, which has and may continue to result in the periodic interruption of program production. Throughout 2006, we have also worked on improving material flow from vendors and manpower ramp-up to meet production requirements for the JPF program. The facilitization program that is currently underway should allow us to improve the quality and efficiency of this program going forward.

The product continues to develop in the market and, to further ensure the success of the program, the company is actively marketing the JPF to foreign militaries. Management believes that the JPF is developing into an attractive program and will be further enhanced as improvements continue to be made relative to operating efficiencies, as deliveries to the U.S. military increase and as further orders are received from foreign militaries.

Also, as a result of the previously disclosed warranty matters on certain Dayron fuze programs and slower than anticipated progress related to establishing operating efficiencies and improving upon certain issues within the supply chain at the Dayron facility, deliveries have been delayed and thus inventory levels have increased. Additionally, the FMU-139 program has been delayed for over a year while our customer works out its technical issue with its customer, the U.S. Government. Management estimates that this issue will be resolved in late 2006 with deliveries on this program extending into 2008. We are working with our customer to obtain some level of recovery on our investment in the program.

HELICOPTERS DIVISION
Net sales for the second quarter of 2006 for the Helicopters Division decreased $8.1 million or 34.6 percent to $15.2 million compared to $23.3 million in the same period in 2005. Year to date net sales for 2006 decreased 30.6 percent to $26.7 million compared to $38.5 million for the same period in 2005. The decrease in net sales for both the second quarter and year to date 2006 compared to the same periods in 2005 is primarily driven by the sale of three K-MAX aircraft that occurred in the prior year periods. The Helicopters Division has not made any K-MAX aircraft sales during 2006.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued

2006 HELICOPTERS TRENDS
Work continues on the SH-2G(A) program for Australia, which involves the remanufacture of eleven helicopters with support, including a support services facility, for the RAN. The combined contracts have a current anticipated value of $761.4 million. The helicopter production portion of the program is valued at $611.1 million, essentially all of which has been recorded as sales through the second quarter of 2006. The associated in-service support center contract has a current anticipated value of $150.3 million of which 41.0 percent has been recorded as sales through the second quarter of 2006.

During the second quarter of 2006, the long-delayed SH-2G(A) helicopter program entered Formal Qualification Testing (FQT) of the software for the Integrated Tactical Avionics System (ITAS) at software facilities of the subcontractor, Computer Science Corporation (CSC) -Australia, in Sydney. Additionally, flight demonstrations have commenced in Bloomfield. The task of completing this contract has required additional charges to the contract loss reserve including a $2.8 million charge recorded in the second quarter of 2006. Charges recorded for the first half of 2006 related to this program total $5.3 million. This production contract has been in a loss position since 2002. The remaining accrued contract loss as of June 30, 2006 is $13.1 million. This contract loss accrual continues to be monitored and adjusted as necessary to reflect the anticipated cost of completing the contract.

The division continues to work with the RAN to resolve previously reported flight safety questions raised by an anomalous flight condition experienced by the RAN in the first quarter that resulted in the grounding of the aircraft. The condition has been attributed to the aircraft’s airspeed sensor. The division has determined the cause of the anomaly, is delivering a replacement component for the airspeed sensors and, with the RAN, is developing an approach to resolve their concerns. There is a significant history of safe operations for this aircraft type with several nations, and we are confident that the same will be the case for the Australian aircraft. Following resolution of the RAN’s concerns and successful completion of FQT, it is anticipated that final acceptance procedures will get underway for the fully capable aircraft later this year.

In the wake of the political and media attention given to this program following the airspeed sensor signal incident, the incoming Australian Minister of Defense has ordered the defense ministry to assess the program along with potential alternatives and provide him with recommendations. Kaman will be supportive of the customer in their review and believe that working through the remaining issues is the most timely and cost-effective route to fulfilling the RAN’s mission requirements.

As previously reported, the division is currently working under a contract initially valued at $5.3 million and since increased by $1.5 million for scope changes to provide depot level maintenance for up to four of nine SH-2G(E) helicopters delivered to the government of Egypt during the 1990s. Work on the second of these aircraft was competed during the quarter, and is now underway on the third aircraft. Late in the second quarter of 2006, the division received a $3.6 million contract from the Naval Air Systems Command (NAVAIR) to provide for long-lead procurement and other work over the next three months related to planned upgrades to the Egyptian aircraft.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued

The division continues to support K-MAX helicopters that are operating with customers. At the end of the second quarter of 2006, the division maintained $22.5 million of K-MAX inventory, which consisted primarily of spare parts and one aircraft. This inventory was written down based upon a market evaluation during 2002 and continues to be re-evaluated for any additional impairment.

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

KAMATICS
Kamatics (which includes RWG Frankenjura-Industrie Flugwerklager GmbH, the company's German aircraft bearing manufacturer) experienced record sales during the second quarter of 2006. Net sales increased $4.6 million or 20.3 percent to $27.5 million compared to $22.8 million for the second quarter of 2005. Year to date net sales increased 17.2 percent to $53.7 million compared to $45.8 million for the same period in 2005. The increase in sales was primarily attributable to increased orders and a higher volume of shipments to our commercial customers including Boeing and Airbus, as well as higher sales through distribution channels.

2006 KAMATICS TRENDS
The outlook for the aerospace industry in both the commercial and military markets continues to remain strong for 2006. Orders, shipments and backlogs were all at record levels for the second quarter of 2006, with Boeing, Airbus and several other customers all increasingly active during the quarter. In response to customer demand, Kamatics has continued to increase production levels and establish operating efficiencies to manage the additional order activity and backlog. This has led to maintaining delivery schedules, additional sales opportunities and further market penetration. Kamatics is in the process of adding an additional 30,000 square feet of capacity at the Bloomfield facility to accommodate this growth. The new space is scheduled to be ready for occupancy by early 2007.

OPERATING INCOME
The Aerospace segment operating income increased 11.8 percent for the second quarter of 2006 compared to the second quarter of 2005. This is net of $0.7 million for both periods of excess fixed overhead and idle facility costs, primarily related to the Helicopters Division. All major operating units in the Aerospace segment, with the exception of the Helicopters Division, generated increased operating income for the second quarter of 2006 compared to 2005. The Helicopters Division experienced a decrease in operating income primarily due to the absence of K-MAX aircraft sales. The Helicopters Division recorded a $2.8 million charge related to the Australia program during the second quarter of 2006 as compared to a $3.1 million charge recorded during the second quarter of 2005. Kamatics continued to contribute a significant amount of the segment’s operating income while the Aerostructures Division also experienced stronger results for the second quarter of 2006.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued

Operating income for the first half of 2006 increased 20.4 percent compared to the first half of 2005. These results included $1.6 million and $1.4 million of excess fixed overhead and idle facility costs for the first half of 2006 and 2005, respectively. Each operating unit within the Aerospace segment generated positive income with the exception of the Helicopters Division that had an operating loss due to the additional $5.3 million charge recorded for the Australian SH-2G(A) program. For the first half of 2005, the Helicopters Division had recorded a $3.3 million charge related to this program. Kamatics generated a significant amount of the segment’s operating income while both the Aerostructures and Fuzing Divisions experienced a significant increase in operating income during the first half of 2006 compared to the same period of 2005. The Aerostructures Division’s Jacksonville facility improved operating income is primarily attributable to a broader business base principally as a result of the Sikorsky cockpit program. The Fuzing Divison’s Middletown location was the primary driver in its improved operating results, specifically related to a higher volume of shipments of both fuzing and memory products.

WARRANTY MATTERS
The company continues to work to resolve two warranty-related matters that primarily impact our FMU-143 program at the Dayron facility. The first issue involves a supplier's recall of a switch embedded in certain bomb fuzes. The second warranty issue involves bomb fuzes manufactured for the U. S. Army utilizing systems which originated before Dayron was acquired by Kaman that have since been found to contain an incorrect part. The net reserve as of the end of the second quarter of 2006 related to these two matters is $1.2 million. This represents management’s best estimate of the costs, including re-work, transportation costs and testing, currently expected to be incurred in resolving these matters. Work continues on these warranty items and management anticipates that work will be completed during 2006.

As previously disclosed, in March 2005 the U.S. Attorney's Office for the Middle District of Florida and the Defense Criminal Investigative Service (DCIS) initiated an investigation into the second warranty matter. Dayron has cooperated fully with the authorities, working to resolve the matter in a mutually satisfactory manner. As of the date of this report, the company has not received any notification from the authorities regarding resolution of the investigation.

OTHER AEROSPACE MATTERS
As previously announced, a jury verdict was reached on May 17, 2006 in the company’s breach of contract suit against the University of Arizona. The jury found in favor of Kaman on its claim that the University breached the contract between the parties and also found in favor of Kaman and against the University on the University’s counterclaim for breach of contract. No damages were awarded to either party. The University had requested that the judge overturn the jury verdict and grant a new trial. After a hearing held on July 20, 2006, the judge denied the University’s request.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued

Management continues its discussions with NAVAIR regarding the potential purchase of the portion of the Bloomfield campus that the company currently leases from NAVAIR and has operated for several decades for the principal purpose of performing U.S. government contracts. On July 31, 2006, the company submitted an Offer to Purchase (OTP) to NAVAIR and the General Services Administration and management believes that it will now be submitted to the U.S. government’s formal review process, which could take up to two months to complete. The OTP provides that the company will assume all responsibility for environmental remediation of the facility as necessary to satisfy the Connecticut Department of Environmental Protection (CTDEP) under the Connecticut Transfer Act as consideration for transfer of the property. The company would not assume responsibility for the environmental remediation until after the property has been transferred to the company, which management estimates would take between 3 and 6 months following acceptance of the OTP.

In preparation for the disposal of the Moosup facility, the company has made a voluntary application to the Connecticut Department of Environmental Protection (DEP) requesting that the DEP reclassify the groundwater in the vicinity of the facility consistent with the character of the area. The DEP has issued a conditional approval, and the company is in the process of connecting neighboring properties to public drinking water in accordance with such approval and in coordination with the DEP and local authorities. The company anticipates that this project will be completed in 2006.

INDUSTRIAL DISTRIBUTION SEGMENT RESULTS

The following table presents selected financial data for the Industrial Distribution segment:

	For the three months ended		For the six months ended
In Millions
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Net sales	$170.5	$157.5	$341.1	$313.5
% change	8.3%	8.4%	8.8%	7.8%

Operating income	$9.3	$8.4	$20.1	$16.9
% of net sales	5.4%	5.3%	5.9%	5.4%

NET SALES
The Industrial Distribution segment represents 58.2 percent of total company second quarter 2006 net sales compared to 58.0 percent in the second quarter of 2005. The segment represents 57.8 percent of total consolidated net sales for the first half of 2006 as compared to 58.6 percent for the first half of 2005. The increase in net sales for both the second quarter and first half of 2006 compared to the second quarter and first half of 2005 represents continued steady growth specifically in the West and East regions. This increase reflects stronger sales in the mining, chemical, energy and cement sectors in the West region and in the original equipment manufacturing (OEM) sectors, specifically in the East region. The Central region, including the food processing industry, also continued to generate solid sales for 2006.

OPERATING INCOME
The Industrial Distribution segment’s operating income increased 10.3 percent for the second quarter of 2006 compared to the second quarter of 2005. The increase in operating income for the second quarter of 2006 is primarily driven by an increase in sales volume partially offset by higher pension expense and employee related expenses. For the first half of 2006 the segment's operating profits increased 19.1 percent compared to the first half of 2005. This $3.2 million increase is partially driven by the 8.8 percent increase in sales volume to some extent offset by higher pension and employee related expenses. The first quarter 2006 results included a $1.6 million adjustment that increased earnings to properly capitalize in-bound freight charges to inventory. Further focus on controlling operating costs and increasing operational performance through a variety of programs has also generated better results for 2006.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued

2006 TRENDS
Because of our diverse customer base, our performance tends to track the U.S. Industrial Production Index. We are therefore affected, to a large extent, by the overall business climate of our customer industries, which includes plant capacity utilization levels, and the effect of pricing spikes and/or supply interruptions for basic commodities such as steel and oil. The Industrial Production Index continued its positive trend during the second quarter of 2006 although there appears to be a slow down in new homes sales as well as the automotive industry.

Global demand for basic materials such as scrap steel, coal, cement and copper continues to outpace supply which has resulted in longer lead times in the production of certain products for our customers. We continue to focus on maintaining appropriate inventory levels and meeting customer needs through strategic purchasing and inventory control practices. This allows us to maximize inventory turns and minimize excess inventory and thus the risk of obsolescence.

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

Additionally, success in our markets requires a combination of competitive pricing (with pricing pressures more pronounced with respect to larger customers) and value-added services that save customers money while helping them become more efficient and productive. We accomplish this by offering strategies for inventory management, control procedures, process improvements, e-commerce capabilities and production enhancements. We believe that we have the appropriate platforms, including technology, systems management and customer and supplier relationships, to compete effectively in our portion of the evolving and highly diversified industrial distribution industry.

MUSIC SEGMENT RESULTS

The following table presents selected financial data for the Music segment:

	For the three months ended		For the six months ended
In Millions
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Net sales	$48.1	$37.8	$100.5	$79.4
% change	27.4%	7.6%	26.6%	5.3%

Operating income	$1.6	$1.9	$2.9	$4.4
% of net sales	3.4%	4.9%	2.9%	5.6%

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued

NET SALES
The Music segment represents 16.4 percent of total company second quarter 2006 net sales compared to 13.9 percent in the second quarter of 2005. The segment represents 17.0 percent of total consolidated net sales for the first half of 2006 as compared to 14.9 percent for the first half of 2005. For both the second quarter and first half of 2006 the increase is attributable to sales at Musicorp, which had sales of $11.2 million during the second quarter of 2006 and $23.3 million for the first half of 2006. Without the acquisition, sales for the Music segment would have decreased slightly for both the second quarter and year to date 2006 compared to the same periods in 2005. Results for the second quarter of 2006 continue to be affected by lower sales to both large national retailers as well as the mid to smaller sized retailers. Management believes that continued elevated gas prices along with higher interest rates and required minimum payments on credit cards has led to lower discretionary spending within our current primary consumer base. Also, during the first half of 2006, many of our customers have continued to sell off their excess inventory left over from the 2005 holiday season, which has resulted in continued weak results in the second quarter and year to date 2006. The segment slightly offset these developments by stronger export sales during the second quarter of 2006. The Music segment typically has a seasonal market in which the second half of the year tends to be stronger as our customers stock for the upcoming back-to-school and holiday selling season.

OPERATING INCOME
Operating income for the Music segment decreased 12.4 percent for the second quarter of 2006 compared to the second quarter of 2005. For the first half of 2006 the segment's operating profits decreased 34.4 percent compared to the first half of 2005. Overall, the additional gross profits generated by the higher sales attributable to Musicorp were not sufficient to cover the additional operating costs that have been incurred to date. Additionally, organic sales and operating profit were lower primarily due to an overall softness in the market. Musicorp operations have been impacted to a greater degree than the base business due, in part, to the higher concentration of smaller retailers that are being more adversely affected by the market’s softness.

2006 TRENDS
The Music segment sales are affected both by seasonality as well as customer spending based upon consumer sentiment. We tend to experience higher sales volume during the third and fourth quarters as retailers gauge how aggressively to stock for the holiday selling season. We are also affected by changes in consumers’ musical tastes and interests. New large competitors, who are not music instrument specific retailers, are beginning to enter the industry including several large retail chains, which may have a negative impact on future sales for traditional musical instrument retailers, especially during the holiday season.

A principal strategy of the segment over the past several years has been to add popular premier branded products that can be brought to market exclusively by us which will enhance our market position. Additionally, new product introductions may also have a positive impact on our future sales.

During the second quarter of 2006, management continued to strategically eliminate certain redundant costs resulting from the acquisition of Musicorp to take advantage of logistical and operating efficiencies. The segment also closed a third Musicorp warehouse in July 2006, and certain planned personnel reductions were accelerated.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued

Late in the quarter, Brook Mays, a national account customer of the segment, declared and is operating under Chapter 11 bankruptcy. Most of the bad debt reserve recorded against accounts receivable associated with this customer had been booked in prior quarters.

IV. CRITICAL ACCOUNTING ESTIMATES

Preparation of the company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements in the company’s Annual Report on Form 10-K for the year ended December 31, 2005, describe the significant accounting estimates and policies used in the preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the company's critical accounting policies and significant estimates in the second quarter of 2006. During the first quarter of 2006, the company adopted SFAS 123(R) related to accounting for share-based arrangements. For additional information regarding our adoption of this principle, see Note 10, “Share-Based Arrangements”, of Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

During the second quarter of 2006, the company continued to rely significantly upon borrowings under its revolving credit agreement in order to assist with its operating, investing and financing activities, which includes the regular payment of quarterly dividends. It is anticipated that cash flows from operations will improve in late 2006 and borrowings are expected to decrease. Management also expects that debt levels should be reduced to some extent upon successful completion of the Australia SH-2G(A) program. However, we do believe that bank borrowings will continue to provide an important source of support for the company’s activities. We believe that our current credit agreement, along with cash generated from operating activities, will be sufficient to support our anticipated future liquidity requirements.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued

The following table presents selected financial data related to the cash flows for the company:

In millions	For the six months ended

	June 30, 2006	July 1, 2005
Total cash provided by (used in)
Operating activities	$(26.3)	$6.7
Investing activities	(6.7)	(5.3)
Financing activities	33.0	(3.4)
Increase (decrease) in cash	$0.0	$(2.0)

OPERATING ACTIVITIES
Net cash used in operating activities increased $33.0 million for the first half of 2006 compared to the first half of 2005. This increase is primarily attributable to the funding of additional working capital requirements as specifically discussed below:

•
An increase in accounts receivable for the first half of 2006 primarily as a result of an increase in sales for the second quarter of 2006 compared to the fourth quarter of 2005 as well as additional uncollected progress billings for certain Aerospace contracts.

•	A significant amount of cash was used to pay down year end accounts payable during the first half of 2006, primarily in the Industrial Distribution segment.
•
The Aerospace segment continued to experience a significant cash outflow related to the payment of expenses associated with loss contracts, specifically for subcontract labor for the SH-2G(A) program, during the second quarter of 2006.

INVESTING ACTIVITIES
Net cash used in investing activities increased $1.4 million for the first half of 2006 compared to the same period of 2005. The largest contributor to this increase is an additional $0.9 million related to capital expenditures, primarily related to additional machinery and equipment purchases in the Aerospace segment.

FINANCING ACTIVITIES
Net cash provided by financing activities increased $36.4 million for the first half of 2006 compared to the same period of 2005. The company borrowed $36.6 million in long-term debt and notes payable primarily to assist in funding working capital requirements. Additionally there was a greater amount of dividends paid during the first half of 2006 primarily driven by the increase in the annual dividend to $0.50 per share during the second quarter of 2005 as well as the greater number of shares outstanding subsequent to the recapitalization.

FINANCING ARRANGEMENTS
The company currently has a $150 million revolving credit facility (Revolving Credit Agreement) expiring August 4, 2010. The facility includes an “accordion” feature that provides the company the opportunity to request an expansion of up to $50 million, subject to bank approval, in the size of the facility, as well as a foreign currency feature. The facility is expected to be sufficient to support the company’s anticipated working capital needs for the next 12 months.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued

Total average bank borrowings for the first half of 2006 were $79.2 million compared to $41.5 million for the same period in 2005. As of June 30, 2006, there was $35.6 million available for borrowing under the Revolving Credit Agreement. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Agreement.

Facility fees under the new Revolving Credit Agreement are charged on the basis of the company's credit rating from Standard & Poor's. Standard & Poor’s currently assigned the company an investment grade rating of BBB- with an outlook of stable. Management believes that this is a favorable rating for a company of our size. Under the terms of the current Revolving Credit Agreement, if this rating should decrease, the effect would be to increase facility fees as well as the interest rates charged. The financial covenants related to the Revolving Credit Agreement include a requirement that the company have i) EBITDA, at least equal to 300% of net interest expense, on the basis of a rolling four quarters and ii) a ratio of consolidated total indebtedness to total capitalization of not more than 55%. The agreement also incorporates a financial covenant which provides that if the company's EBITDA to net interest expense ratio is less than 6 to 1, the ratio of i) accounts receivable and inventory for certain Kaman subsidiaries to ii) the company's consolidated total indebtedness cannot be less than 1.6 to 1. The company remained in compliance with those financial covenants as of and for the quarter ended June 30, 2006.

A total of $31.1 million in letters of credit were outstanding at June 30, 2006, a significant portion of which is related to the Australia SH-2G(A) program. The letter of credit for the production portion of the Australia program has a balance of $16.0 million, the majority of which is expected to remain in place until that portion of the program is completed.

OTHER SOURCES/USES OF CAPITAL
At June 30, 2006, the company had $16.4 million of its 6% convertible subordinated debentures outstanding. The debentures are convertible into shares of common stock at any time on or before March 15, 2012 at a conversion price of $23.36 per share, generally at the option of the holder. Pursuant to a sinking fund requirement that began March 15, 1997, the company redeemed $1.7 million of the outstanding principal of the debentures each year. During the second quarter of 2006, several debenture holders elected to convert their bonds to shares of common stock. The company issued 6,933 shares of common stock for the conversion of 162 debentures. Total year to date redemptions were 11,801 shares of common stock for the conversion of 276 debentures. Beginning in March 2007, the company will redeem only $1.6 million of the outstanding principal of the debentures each year.

In November 2000, the company’s board of directors approved a replenishment of the company’s stock repurchase program, providing for repurchase of an aggregate of 1.4 million common shares for use in administration of the company’s stock plans and for general corporate purposes. As of June 30, 2006, a total of 269,611 shares had been repurchased since inception of this replenishment program. There were no shares repurchased during the second quarter of 2006. For a discussion of share repurchase activity, please refer to Part II, Item 2 of this report.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued

We plan to record pension expense of approximately $12.5 million and make a cash contribution of $9.8 million to our tax-qualified defined benefit pension plan for the 2006 plan year. This is based upon the asset value of the pension trust fund as of December 31, 2005. For the 2005 plan year, we expensed approximately $10.2 million and made a contribution of $4.7 million to our tax-qualified defined benefit pension plan. This was based upon the asset value of the pension trust fund as of December 31, 2004.

VI. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

CONTRACTUAL OBLIGATIONS
There has been no material change outside the ordinary course of business in the company's contractual obligations during the second quarter of 2006. Please see the company's Annual Report for the year ended December 31, 2005 for a discussion of its contractual obligations.

OFF-BALANCE SHEET ARRANGEMENTS
There has been no material change in the company's off-balance sheet arrangements as of the second quarter of 2006. Please see the company's Annual Report for the year ended December 31, 2005 for a discussion of such arrangements.

VII. RECENT ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation clarifies the methodology for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Although for the company this Interpretation is not effective until January 1, 2007, this statement does require disclosure of the effects of adoption in the December 31, 2006 consolidated financial statements. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.

Forward-Looking Statements
This report may contain forward-looking information relating to the company's business and prospects, including the Aerospace, Industrial Distribution and Music businesses, operating cash flow, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of competitions for government programs and thereafter contract negotiations with government authorities, both foreign and domestic; 2) political conditions in countries where the company does or intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) domestic and foreign economic and competitive conditions in markets served by the company, particularly defense, commercial aviation, industrial production and consumer market for music products; 5) resolution of outstanding issues and thereafter satisfactory completion of the Australian SH-2G(A)program; 6) receipt and successful execution of production orders for the JPF U.S. government contract including the exercise of all contract options and receipt of orders from foreign militaries, as both have been assumed in connection with goodwill impairment evaluations; 7) satisfactory resolution of i)warranty issues and the DCIS investigation related to the FMU-143 program and ii) supplier-related issues hindering the FMU-139 program, at Dayron; 8) maintenance of an adequate business base in the Aerospace segment in order to absorb overhead and general and administrative expenses; 9) satisfactory results of negotiations with NAVAIR concerning purchase of the company's leased facility in Bloomfield, Connecticut; 10) continued support of the existing K-MAX helicopter fleet, including sale of existing K-MAX spare parts inventory and in 2007, availability of a redesigned clutch assembly system; 11) cost growth in connection with environmental remediation activities at the Moosup facility and such potential activities at the Bloomfield facility; 12) profitable integration of acquired businesses into the company's operations; 13) changes in supplier sales or vendor incentive policies; 14) the effect of price increases or decreases; 15) pension plan assumptions and future contributions; 16) continued availability of raw materials in adequate supplies; 17) the effects of currency exchange rates and foreign competition on future operations; 18) changes in laws and regulations, taxes, interest rates, inflation rates, general business conditions and other factors; and 19) other risks and uncertainties set forth in the company's annual, quarterly and current reports, and proxy statements. Any forward-looking information provided in this report should be considered with these factors in mind. The company assumes no obligation to update any forward-looking statements contained in this report.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the company’s exposure to market risk during the quarter ended June 30, 2006. Please see the company’s annual report on Form 10-K for the year ended December 31, 2005 for discussion of the company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The company has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2006, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls

On August 5, 2005, Kaman Music Corporation acquired the business of MBT Holdings Corp. and its subsidiaries (now known as “Musicorp”) in an asset purchase agreement. For the year 2005, the company did not include Musicorp in its assessment of the effectiveness of the company’s internal controls over financial reporting as of December 31, 2005. Effective January 2, 2006, most of Musicorp’s operations, and its internal controls over financial reporting, have been incorporated in the company’s assessment of internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Equity Securities; Conversion of Convertible Debentures

During the second quarter ended June 30, 2006, holders of the company’s 6% Convertible Subordinated Debentures Due 2012 converted a total of 162 such debentures into an aggregate of 6,933 shares of the company’s common stock. The company received no cash consideration for the issued shares which were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended, contained in Section 3(a)(9) of such Act.

(c) Purchases of Equity Securities

In November 2000, the company's board of directors approved a replenishment of the company's stock repurchase program providing for repurchase of an aggregate of 1.4 million common shares for use in administration of the company's stock plans and for general corporate purposes.

The following table provides information about purchases of common shares by the company during the three months ended June 30, 2006:

			Total Number
			of Shares	Maximum
			Purchased as	Number of
	Total		Part of	Shares That
	Number	Average	Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Plan	the Plan

04/01/06-
04/28/06	-	-	269,611	1,130,389

04/29/06-
05/26/06	-	-	269,611	1,130,389

05/27/06-
06/30/06	-	-	269,611	1,130,389

Kaman Corporation and Subsidiaries
Part II - Other Information

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Kaman Corporation and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAMAN CORPORATION
Registrant

Date: August 3, 2006	By:	/s/ Paul R. Kuhn
Paul R. Kuhn
Chairman, President and
Chief Executive Officer
(Duly Authorized Officer)

Date: August 3, 2006	By:	/s/ Robert M. Garneau
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