Form 10-Q
period 2006-09-29
KAMAN CORP
filed 2006-10-31
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Quarterly Period Ended September 29, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 27, 2006:

Common Stock	24,083,868

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 29, 2006		December 31, 2005

Assets:
Current assets:
Cash and cash equivalents		$12,307		$12,998
Accounts receivable, net		203,263		176,285
Inventories:
Contracts and other
work in process	$82,799		$81,014
Finished goods	14,670		14,764
Merchandise for resale	123,364	220,833	124,936	220,714

Deferred income taxes		27,414		31,652
Other current assets		19,979		17,159
Total current assets		483,796		458,808

Property, plant & equip., at cost	167,111		167,499
Less accumulated depreciation
and amortization	115,364		115,907
Net property, plant & equipment		51,747		51,592

Goodwill		55,775		54,693
Other intangible assets, net		19,348		19,836
Deferred income taxes		10,102		7,908
Other assets, net		7,248		5,660

Total assets		$628,016		$598,497

See accompanying notes to condensed consolidated financial statements.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Condensed Consolidated Balance Sheets (continued)
(In thousands)
(Unaudited)

	September 29, 2006	December 31, 2005
Liabilities and Shareholders' Equity:

Current liabilities:

Notes payable	$11,112	$915
Current portion of long-term debt	1,551	1,660
Accounts payable - trade	87,833	94,716
Accrued pension costs	16,417	13,150
Accrued contract losses	11,646	19,950
Other accrued liabilities	35,851	41,077
Advances on contracts	9,806	14,513
Other current liabilities	28,193	30,872
Income taxes payable	5,590	6,423

Total current liabilities	207,999	223,276

Commitments and contingencies (Note 11)	-	-
Long-term debt, excl. current portion	85,058	62,235
Other long-term liabilities	47,307	43,232
Shareholders' equity:
Common stock	24,565	24,565
Additional paid in capital	60,177	58,637
Retained earnings	212,513	199,383
Other shareholders’ equity	(9,603)	(12,831)

Total liabilities and shareholders’ equity	$628,016	$598,497

See accompanying notes to condensed consolidated financial statements.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Condensed Consolidated Statements of Operations
(In thousands except per share amounts)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended

	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005

Net sales	$307,610	$278,111	$897,214	$812,680

Costs and expenses:
Cost of sales	223,484	215,899	651,238	608,883
Selling, general and
administrative expense	68,543	67,036	205,625	193,237
Net (gain)/loss on sale or disposal of assets	92	144	36	51
Other operating income	(729)	(588)	(1,552)	(1,571)
Interest expense, net	1,648	562	4,536	1,912
Other expense, net	164	135	727	843
	293,202	283,188	860,610	803,355

Earnings (loss) before income taxes	14,408	(5,077)	36,604	9,325
Income tax (expense) benefit	(5,670)	1,465	(14,460)	(5,475)

Net earnings (loss)	$8,738	$(3,612)	$22,144	$3,850

Net earnings (loss) per share:
Basic	$.36	$(.16)	$.92	$.17
Diluted (1)	$.36	$(.16)	$.91	$.17

Average shares outstanding:
Basic	24,067	22,920	24,012	22,838
Diluted	24,794	22,920	24,854	23,767

Dividends declared per share	$.125	$.125	$.375	$.36

(1) The calculated diluted per share amounts for the three months and nine months ended September 30, 2005 are anti-dilutive, therefore, amounts shown are equal to the basic per share calculation.

See accompanying notes to condensed consolidated financial statements.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Nine Months Ended

	September 29, 2006	September 30, 2005

Cash flows from operating activities:
Net earnings	$22,144	$3,850
Depreciation and amortization	7,885	6,875
Provision (recovery) for losses on accounts receivable	(407)	(799)
Net (gain)/loss on sale or disposal of assets	36	51
Deferred income taxes	2,146	1,427
Other, net	6,174	2,925
Changes in current assets and liabilities,
excluding effects of acquisitions:
Accounts receivable	(26,317)	(6,987)
Inventory	115	1,533
Accounts payable	(8,398)	(5,179)
Accrued contract losses	(8,322)	(11,205)
Advances on contracts	(4,708)	(2,872)
Changes in other current assets and liabilities	(7,674)	8,725
Income taxes payable	(1,108)	(2,626)

Cash provided by (used in) operating activities	(18,434)	(4,282)

Cash flows from investing activities:
Proceeds from sale of assets	492	300
Expenditures for property, plant & equipment	(8,332)	(6,339)
Acquisition of businesses, less cash acquired	(541)	(31,581)
Other, net	(1,759)	60

Cash provided by (used in) investing activities	(10,140)	(37,560)

See accompanying notes to condensed consolidated financial statements.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Condensed Consolidated Statements of Cash Flows (continued)
(In thousands)
(Unaudited)

	For the Nine Months Ended

	September 29, 2006	September 30, 2005

Cash flows from financing activities:

Changes in notes payable	10,196	4,260
Changes in book overdraft	1,450	2,508
Changes in debt	22,714	40,899
Proceeds from exercise of employee stock plans	1,878	751
Dividends paid	(8,992)	(7,865)
Other	272	48

Cash provided by (used in) financing activities	27,518	40,601

Net increase (decrease) in cash and cash equivalents	(1,056)	(1,241)

Effect of exchange rate changes on cash and cash equivalents	365	(298)

Cash and cash equivalents at beginning of period	12,998	12,369

Cash and cash equivalents at end of period	$12,307	$10,830

Supplemental Disclosure of Cash Flow Information:

Non-cash financing activity for the nine months ended September 29, 2006 includes the conversion of 276 debentures for a total value of $276 into 11,801 shares of common stock, issued from treasury.

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (In thousands) (Unaudited)

1. Basis of Presentation

The December 31, 2005 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of Kaman Corporation and subsidiaries. In the opinion of management, the balance of the condensed financial information reflects all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented, all of which are of a normal recurring nature, unless otherwise disclosed in this report. Certain amounts in prior period’s condensed consolidated financial statements have been reclassified to conform with current year presentation.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, Continued (In thousands) (Unaudited)

The company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The third quarter for 2006 and 2005 ended on September 29, 2006 and September 30, 2005, respectively.

The statements should be read in conjunction with the consolidated financial statements and notes included in the company’s annual report on Form 10-K for the year ended December 31, 2005. The results of operations for the interim periods presented are not necessarily indicative of trends or of results to be expected for the entire year.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. This Interpretation clarifies the methodology for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Although for the company this Interpretation is not effective until January 1, 2007, this statement does require disclosure of the effects of adoption in the December 31, 2006 consolidated financial statements. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of SFAS 157, but do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (SFAS 158), “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS 158 requires that we recognize the overfunded or underfunded status of our defined benefit plans as an asset or liability in our 2006 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. We estimate the impact of adopting SFAS 158 to be approximately $10.7 million being reflected as a reduction of net assets on our balance sheet, with no impact to our statements of income or cash flows. SFAS 158 also requires measurement of the funded status of plans as of the end of the employer's fiscal year. We currently use December 31st as our measurement date which is our fiscal year end; therefore, the mandated measurement date provisions of SFAS 158 will not have any impact on our financial statements.

Cash Flow Items

Cash payments for interest were $4,779 and $2,996 for the nine months ended September 29, 2006 and September 30, 2005, respectively. Cash payments for income taxes, net of refunds, for those periods were $13,083 and $6,123, respectively.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, Continued (In thousands) (Unaudited)

Comprehensive Income (Loss)

Comprehensive income (loss) was $8,909 and $(2,805) for the three months ended September 29, 2006 and September 30, 2005, respectively. Comprehensive income was $22,822 and $4,707 for the nine months ended September 29, 2006 and September 30, 2005, respectively. The changes to net earnings used to determine comprehensive income are comprised of foreign currency translation adjustments.

2. Accounts Receivable

Accounts receivable consist of the following:

	September 29, 2006	December 31, 2005

Trade receivables	$108,676	$96,776

U.S. Government contracts:
Billed	26,726	16,140
Costs and accrued profit - not billed	4,040	956

Commercial and other government contracts:
Billed	25,960	19,569
Costs and accrued profit - not billed	40,853	46,244

Less allowance for doubtful accounts	(2,992)	(3,400)

Total	$203,263	$176,285

3. Shareholders’ Equity

Changes in shareholders’ equity for the nine months ended September 29, 2006 were as follows:

Balance, January 1, 2006	$269,754

Net earnings	22,144
Foreign currency translation adjustment	678
Comprehensive income	22,822

Dividends declared	(9,014)
Employee stock plans	3,814
Debentures	276

Balance, September 29, 2006	$287,652

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, Continued
(In thousands except per share amounts) (Unaudited)
4. Earnings (Loss) Per Share

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share:
	For the Three Months Ended		For the Nine Months Ended

	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Basic:

Net earnings/(loss)	$8,738	$(3,612)	$22,144	$3,850
Weighted average number of
shares outstanding	24,067	22,920	24,012	22,838

Net earnings/(loss) per share - basic	$.36	$(.16)	$.92	$.17

Diluted:

Net earnings/(loss)	$8,738	$(3,612)	$22,144	$3,850
Elimination of interest expense
on 6% subordinated convertible
debentures (net after taxes)	148	-	459	423
Net earnings/(loss) (as adjusted)	$8,886	$(3,612)	$22,603	$4,273

Weighted average number of
shares outstanding	24,067	22,920	24,012	22,838
Weighted averages shares issuable
on conversion of 6% subordinated convertible
debentures	703	-	725	800
Weighted average shares issuable
on exercise of dilutive stock options	24	-	117	129
Total	24,794	22,920	24,854	23,767

Net earnings/(loss) per share - diluted	$.36	$(.16)	$.91	$.17

Potentially dilutive average shares outstanding of 1,038 for the three months ended September 30, 2005 from the conversion of the debentures and the exercise of dilutive stock options have been excluded from the calculation of average diluted shares outstanding due to the loss from operations in that year. Additionally, after-tax interest savings on convertible debentures of $113 for the three months ended September 30, 2005 has been excluded from net earnings (loss) due to the loss from operations in that year.

Excluded from the net earnings/(loss) per share - diluted calculation are 88 options that are anti-dilutive based on the average stock price for the nine months ended September 30, 2005. There were no anti-dilutive shares for the three months ended September 30, 2005. Excluded from the net earnings/(loss) per share - diluted calculation are 150 and 74 options that are anti-dilutive for the three months and nine months ended September 29, 2006, respectively.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, Continued (In thousands) (Unaudited)

5. Exit Activity

The following table displays the activity and balances of various exit activities as of and for the nine months ended September 29, 2006:

Balance at January 1, 2006	$6,007
Additions to accrual	-
Cash payments	(1,769)
Release to income	-
Net adjustment to goodwill	(600)
Balance at September 29, 2006	$3,638

A summary of the exit activities is described below:

In connection with the acquisition of Musicorp in August 2005, the company accrued $3,500 for certain exit costs. These costs relate primarily to lease consolidation and employee severance payments for reductions primarily in administrative and warehousing personnel. As part of finalizing its plans related to certain restructuring activities, the company recorded a net purchase price adjustment reducing goodwill by $600 during the third quarter of 2006. The total restructuring accrual as of September 29, 2006 was $956.

In connection with the Moosup, CT plant closure, the company recorded restructuring costs of $8,290 in 2002. The charge included $3,290 of severance related costs and $5,000 for closing the facility (including costs of an ongoing environmental remediation program and ultimate disposal). The remaining accrual as of September 29, 2006, which consists primarily of the estimated cost of ongoing environmental remediation, was $2,682.

These exit activity accruals are included in other current liabilities on the condensed consolidated balance sheets for the periods presented.

6. Warranty Reserve

The following table presents the activity and balances of accrued product warranty costs included in other current liabilities on the condensed consolidated balance sheets as of and for the nine months ended September 29, 2006:

Balance at January 1, 2006	$4,304
Product warranty accrual	301
Warranty costs incurred	(2,456)
Release to income	(41)
Balance at September 29, 2006	$2,108

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, Continued (In thousands) (Unaudited)

The following is a summary of significant warranty matters as of September 29, 2006:

The company continues to work to resolve two warranty-related matters that primarily impact our FMU-143 program at the Dayron facility. The first issue involves a supplier's recall of a switch embedded in certain bomb fuzes. The second warranty issue involves bomb fuzes manufactured for the U. S. Army utilizing systems which originated before Dayron was acquired by Kaman that have since been found to contain an incorrect part. The balance of the reserve for these two matters as of September 29, 2006 is $1,179. This represents management’s best estimate of the costs, including re-work, transportation costs and testing, currently expected to be incurred in resolving these matters. Although work continues on these warranty items, there have been delays as the Company responds to ongoing customer input regarding conduct of the work. Management currently anticipates that work will be completed during 2007.

As previously disclosed, in March 2005 the U.S. Attorney's Office for the Middle District of Florida and the Defense Criminal Investigative Service (DCIS) initiated an investigation into the second warranty matter discussed in the preceding paragraph. Dayron has cooperated fully with the authorities, working to resolve the matter in a mutually satisfactory manner. As of the date of this report, the company has not received any notification from the authorities regarding the resolution of the investigation.

On June 29, 2005, the company notified its two affected customers of a non-conforming part that may have an impact on certain aircraft panels manufactured by the Aerostructures facility in Wichita, Kansas, beginning in September 2002. As a result of this matter, the company recorded a warranty accrual of $1,040 during 2005, in anticipation of incurring its estimated share of certain costs to replace and install the panels on certain aircraft. As of September 29, 2006, $677 is available for the resolution of this matter. Management is working with its customers to resolve this issue in a mutually satisfactory manner.

7. Accrued Contract Losses

The following is a summary of activity and balances of accrued contract losses as of and for the nine months ended September 29, 2006:

Balance at January 1, 2006	$19,950
Additions to loss accrual	8,760
Costs incurred	(16,356)
Release to income	(708)
Balance at September 29, 2006	$11,646

The following is a summary of significant accrued contract loss matters as of September 29, 2006:

During the third quarter of 2006, the company recorded an additional $2,497 pretax charge to cover additional anticipated costs to complete the SH-2G(A) Helicopter Program for the Royal Australian Navy. The total pretax charge recorded to date during 2006 was $7,814. This contract has been in a loss position since 2002. The remaining accrued contract loss for this contract as of September 29, 2006 was $11,022. This contract loss accrual continues to be monitored and adjusted as necessary to reflect the anticipated cost necessary to complete this complex program.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, Continued (In thousands) (Unaudited)

8. Pension Cost

Components of net pension cost for the Qualified Pension Plan and Supplemental Employees’ Retirement Plan (SERP) are as follows:

	Qualified Pension Plan
	For the Three Months Ended		For the Nine Months Ended

	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005

Service cost for benefits earned	$3,143	$2,873	$9,427	$8,619

Interest cost on projected
benefit obligation	6,602	6,367	19,808	19,101

Expected return on plan assets	(7,362)	(7,119)	(22,086)	(21,357)

Recognized net (gains) losses	752	419	2,256	1,255
Net periodic benefit cost	$3,135	$2,540	$9,405	$7,618

	SERP
	For the Three Months Ended		For the Nine Months Ended

	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005

Service cost for benefits earned	$528	$352	$1,584	$1,056

Interest cost on projected
benefit obligation	432	333	1,296	997

Expected return on plan assets	-	-	-	-

Recognized net (gains) losses	390	55	1,168	167
Net periodic benefit cost	$1,350	$740	$4,048	$2,220

The company expects to contribute $9,810 to the qualified pension plan for the 2006 plan year of which $4,905 was paid though the nine months ended September 29, 2006. For the 2005 plan year, the company contributed $4,747 to the qualified pension plan.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, Continued (In thousands) (Unaudited)

9. Business Segments

Summarized financial information by business segment is as follows:

	September 29, 2006	December 31, 2005
Identifiable assets:

Aerospace	$283,687	$266,369
Industrial Distribution	182,636	175,725
Music	123,076	117,347
Corporate	38,617	39,056

	$628,016	$598,497

	For the Three Months Ended		For the Nine Months Ended

	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Net sales:

Aerospace	$85,343	$70,630	$233,377	$212,350
Industrial Distribution	166,746	156,449	507,799	469,909
Music	55,521	51,032	156,038	130,421

	$307,610	$278,111	$897,214	$812,680
Operating income (loss):

Aerospace	$11,809	$(324)	$32,473	$16,839
Industrial Distribution	8,590	5,218	28,663	22,074
Music	3,781	3,370	6,684	7,798
Net gain (loss) on sale or disposal of assets	(92)	(144)	(36)	(51)
Corporate expense	(7,868)	(12,500)	(25,917)	(34,580)

Operating income (loss)	16,220	(4,380)	41,867	12,080

Interest expense, net	(1,648)	(562)	(4,536)	(1,912)

Other expense, net	(164)	(135)	(727)	(843)

Earnings (loss) before income taxes	$14,408	$(5,077)	$36,604	$9,325

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, Continued (In thousands) (Unaudited)

10. Share-Based Arrangements

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)) related to accounting for share-based payments and, accordingly, we are now recording compensation expense for share-based awards based upon an assessment of the grant date fair value of the awards. Prior to 2006, share-based compensation was accounted for in accordance with Accounting Principles Board Opinion No. 25. We are using the modified prospective method of adoption, which allows us to apply SFAS 123(R) on a going-forward basis rather than restating prior periods.

The company accounts for stock options and restricted stock as equity awards whereas the stock appreciation rights and employee stock purchase plan are accounted for as liability awards.

The following table summarizes share-based compensation expense recorded during each period presented:

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005

Stock options	$233	$-	$696	$-
Restricted stock awards	77	105	640	449
Stock appreciation rights	(10)	4,416	485	8,354
Employee stock purchase plan	50	-	156	-
Total share-based compensation expense	$350	$4,521	$1,977	$8,803

Compensation expense for stock options and restricted stock awards, which is recorded in general and administrative expense, is recognized on a straight-line basis over the vesting period of the award. The expense recorded for stock appreciation rights includes a cumulative effect adjustment of $105 recorded as of the beginning of 2006 as a result of adopting SFAS 123(R) to reflect the effect of changing our valuation methodology to record compensation expense from intrinsic value to fair value.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, Continued
(In thousands except share and per share amounts) (Unaudited)
Stock Option Accounting

The following table reflects pro forma net earnings and earnings per share for the three and nine months ended September 30, 2005 as if we had applied the fair value method.

		For the Three Months		For the Nine Months
		Ended		Ended
		September 30, 2005		September 30, 2005
Net earnings (loss):
As reported	$	(3,612)		$3,850
Stock compensation expense reported in
net earnings, net of tax effect		2,803	*	5,458	*
Less stock compensation expense, net
of tax effect		(2,989)	**	(6,015)	**

Pro forma net earnings (loss)		$(3,798)		$3,293

Earnings (loss) per share - basic:
As reported		(0.16)		0.17
Pro forma		(0.17)		0.14

Earnings (loss) per share - diluted:
As reported		(0.16)		0.17
Pro forma		(0.17)		0.14

* The three months ended September 30, 2005 included stock appreciation rights expense of $2,738 and restricted stock expense of $65, both net of tax. The nine months ended September 30, 2005 included stock appreciation rights expense of $5,180 and restricted stock expense of $278, both net of tax.

** The three months ended September 30, 2005 included stock appreciation rights expense of $2,738, restricted stock expense of $65, stock options expense of $156 and Employees Stock Purchase Plan (ESPP) expense of $30, all of which are net of tax. The nine months ended September 30, 2005 included stock appreciation rights expense of $5,180, restricted stock expense of $278, stock options expense of $465 and ESPP expense of $92, all of which are net of tax.

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

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, Continued
(In thousands except share and per share amounts) (Unaudited)

Stock Option activity was as follows:

Stock options outstanding:	Options	Weighted- Average Exercise Price
Balance at January 1, 2006	910,243	$13.13
Options granted	161,600	21.32
Options exercised	(69,070)	13.05
Options cancelled	(31,360)	16.42
Balance at September 29, 2006	971,413	$14.39

The following table presents information regarding options outstanding as of September 29, 2006:

Weighted-average contractual remaining term - options outstanding	6.66 years
Aggregate intrinsic value - options outstanding	$4,244
Options exercisable	424,594
Weighted-average exercise price - options exercisable	$14.04
Aggregate intrinsic value - options exercisable	$1,803
Weighted-average contractual remaining term - options exercisable	4.82 years

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option. The intrinsic value on the date of exercise of options that were exercised during the third quarter and first nine months of 2006 was $6 and $709, respectively. The company’s policy for issuing shares upon stock option exercises is to issue those shares from treasury stock. The company currently has an open stock re-purchase plan which would enable the company to re-purchase shares as needed.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value for the third quarter and first nine months of 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Expected option term	6.5 years	8 years	6.5 years	8 years
Expected volatility	39.5%	36.8%	41.5%	39.8%
Risk-free interest rate	4.7%	4.2%	4.5%	4.2%
Expected dividend yield	2.6%	2.6%	2.5%	3.8%
Per share fair value of options granted	$6.63	$6.87	$7.96	$3.73

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

The volatility assumption is based on the historical daily price data of the company’s stock over a period equivalent to the weighted-average expected term of the options. Management evaluated whether there were factors during that period which were unusual and which would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors.

The risk-free interest rate assumption is based upon the interpolation of various U.S. Treasury rates determined at the date of option grant. Expected dividends are based upon a historical analysis of our dividend yield over the past year.

Restricted Stock activity is as follows:

Restricted Stock outstanding:	RSA	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2006	56,580	$12.79
RSA granted	45,475	22.24
RSA vested	(46,260)	17.35
RSA cancelled	(2,100)	21.38
Nonvested at September 29, 2006	53,695	$16.52

The grant date fair value for restricted stock is the average market price of the unrestricted shares on date of grant.

Stock Appreciation Rights activity is as follows:

SARs outstanding:	SARs	Weighted-Average Exercise Price
Balance at January 1, 2006	241,780	$11.51
SARs granted	-	-
SARs exercised	(102,720)	12.67
SARs cancelled	-	-
Balance at September 29, 2006	139,060	$10.65

Total cash paid to settle stock appreciation rights (at intrinsic value) for the three months and nine months ended September 29, 2006 was $0 and $1,227, respectively. Total cash paid to settle stock appreciation rights for the three months and nine months ended September 30, 2005 was $7,121 and $7,373, respectively. SARs are re-evaluated on a quarterly basis using the Black-Scholes valuation model.

We record a tax benefit and associated deferred tax asset for compensation expense recognized on non-qualified stock options and restricted stock for which we are allowed a tax deduction. For the three and nine months ended September 29, 2006, we recorded a tax benefit of $77 and $225, respectively, for these two types of compensation expense.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 1. Financial Statements, Continued:

Notes to Condensed Consolidated Financial Statements, Continued
(In thousands except for share and per share amounts) (Unaudited)

The windfall tax benefit is the tax benefit realized on the exercise of non-qualified stock options and disqualifying dispositions of stock acquired by exercise of incentive stock options and Employee Stock Purchase Plan stock purchases in excess of the deferred tax asset originally recorded. The total windfall tax benefit realized in the three months and nine months ended September 29, 2006 was $2 and $202, respectively.

As of September 29, 2006, future compensation costs related to non-vested stock options and restricted stock grants is $2,877. Management anticipates that this cost will be recognized over a weighted-average period of 1.93 years.

Employees Stock Purchase Plan

The Kaman Corporation ESPP allows employees to purchase common stock of the company, through payroll deductions, at 85% of the market value of shares at the time of purchase. Purchases under this Plan are made on a monthly basis. The plan provides for the grant of rights to employees to purchase a maximum of 1,500,000 shares of common stock. Under SFAS 123(R) this Plan is considered compensatory. Accordingly, we have recorded expense of $50 and $156 representing the 15% discount given to employees who purchased shares for the three and nine months ended September 29, 2006, respectively. As of September 29, 2006, there were 488,293 shares available under the plan.

11. Commitments and Contingencies

Management continues its discussions with NAVAIR regarding the potential purchase of the portion of the Bloomfield campus that the company currently leases from NAVAIR and has operated for several decades for the principal purpose of performing U.S. government contracts. On July 31, 2006, the company submitted an Offer to Purchase (OTP) to NAVAIR and the General Services Administration and management believes that it is proceeding through the U.S. government's formal review process. As of the date of this report, the company has not been notified of any formal action having been taken on the offer and at this time the company anticipates that the process may take several more months. The OTP provides that the company will assume all responsibility for environmental remediation of the facility as necessary to satisfy the Connecticut Department of Environmental Protection (CTDEP) under the Connecticut Transfer Act as consideration for transfer of the property. The company would not assume responsibility for the environmental remediation until after the property has been transferred to the company, which management estimates would take between three and six months following acceptance of the OTP.

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
II. Third Quarter 2006 Highlights
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

The Aerostructures Division produces aircraft subassemblies and other parts for commercial and military airliners and helicopters. Its principal customers are Boeing and Sikorsky Aircraft Corporation. Operations involving the use of metals are conducted principally at the company's Jacksonville, Florida facility, while operations involving composite materials are conducted principally at the company's Wichita, Kansas (Plastic Fabricating Company) facility.

The Fuzing Division manufactures products for military and commercial markets, primarily related to military safe, arm and fuzing devices for several missile and bomb programs; as well as precision non-contact measuring systems for industrial and scientific use; and high reliability memory systems for airborne, shipboard, and ground-based programs. Principal customers include the U.S. military, Boeing, General Dynamics, Lockheed Martin and Raytheon. This division's operations are conducted at the Middletown, Connecticut and Orlando, Florida (Dayron) facilities.

The Helicopters Division supports and markets Kaman SH-2G maritime helicopters operating with foreign militaries as well as K-MAX® “aerial truck” helicopters operating with government and commercial customers in several countries. The SH-2G helicopter program generally consists of remanufacture of the division's SH-2F helicopters to the SH-2G configuration or refurbishment, upgrades and ongoing support of existing SH-2G helicopters. The SH-2, including its F and G configurations, was originally manufactured for the U.S. Navy. The SH-2G aircraft is currently in service with the Egyptian Air Force and the New Zealand and Polish navies. The division also has other small manufacturing programs and markets its helicopter engineering expertise on a subcontract basis. This division's operations are primarily conducted at the Bloomfield, Connecticut facility.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

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

MUSIC SEGMENT

The Music segment is the largest independent distributor of musical instruments and accessories in the United States, offering more than 20,000 products for amateurs and professionals. Our premium branded products, many of which are brought to the market on an exclusive basis, and our market-leading business-to-business systems for our customer base of over 10,000 retailers nationwide, contribute to the performance of the business. Our array of fretted instruments includes proprietary products, such as the Ovation® and Hamer® guitars, as well as premier products including Takamine® guitars which is under an exclusive distribution agreement. We offer an extended line of percussion products and accessories through Latin Percussion®, the leading supplier of hand percussion instruments. Additionally our exclusive distribution agreements with Gretsch® drums and Sabian® cymbals, along with our own CB®, Toca® and Gibraltar® lines have further enhanced our array of products offered.

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

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

II.  THIRD QUARTER 2006 HIGHLIGHTS

The following is a summary of key events that occurred during the third quarter of 2006:

•	Our net sales increased 10.6 percent compared to the third quarter of 2005.

•
Even after eliminating the variety of charges recorded during both third quarters, our net earnings improved significantly compared to the third quarter of 2005 as a result of higher sales volume, increased gross profit and continued focus on controlling operating expenses.

•
We recorded an additional $2.5 million charge related to an increase in anticipated costs to complete the SH-2G(A) program for the Royal Australian Navy (RAN) compared to an $11.0 million charge recorded during the third quarter of 2005. The total year to date 2006 charge is $7.8 million compared to a 2005 year to date charge of $14.3 million.

•	The Aerospace segment overall had sales growth driven primarily by strong performance at the Aerostructures Division and the Fuzing Division's Middletown facility.

•	The Industrial Distribution segment continued to experience strong sales and operating income during the third quarter of 2006.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

III.  RESULTS OF OPERATIONS

CONSOLIDATED RESULTS -

The following table presents selected financial data of the company for the third quarter and first nine months of 2006 compared to the third quarter and first nine months of 2005:

Selected Consolidated Financial Information
(In millions, except per share data)

	For the Three Months Ended		For the Nine Months Ended

	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005

Net sales	$307.6	$278.1	$897.2	$812.7
% change	10.6%	12.9%	10.4%	10.0%

Gross profit	$84.1	$62.2	$246.0	$203.8
% of net sales	27.3%	22.4%	27.4%	25.1%

Selling, general & administrative expenses (S,G&A)	$68.5	$67.0	$205.6	$193.2
% of net sales	22.3%	24.1%	22.9%	23.8%

Operating income (loss)	$16.2	$(4.4)	$41.8	$12.1
% of net sales	5.3%	(1.6)%	4.7%	1.5%

Interest expense, net	$1.6	$0.6	$4.5	$1.9
Other expense, net	0.2	0.1	0.7	0.9

Net earnings (loss)	$8.7	$(3.6)	$22.1	$3.9

Net earnings (loss) per share - basic	$.36	$(.16)	$.92	$.17
Net earnings per share (loss) - diluted	.36	(.16)	.91	.17

Note - all percentages in the MD&A are calculated based upon financial information in thousands.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations - Consolidated

NET SALES

Net sales increased $29.5 million in the third quarter of 2006 compared to the third quarter of 2005. Net sales increased $84.5 million for the first nine months of 2006 compared to the same period in 2005. The increase in sales for the third quarter of 2006 was primarily due to organic growth in both the Aerospace and Industrial Distribution segments. The Music segment, exclusive of Musicorp, also experienced an increase in sales for the third quarter of 2006 compared to the third quarter of 2005. Each operating segment within the company was an important contributor to the sales increase for year to date 2006 compared to the same period in 2005. The Industrial Distribution segment provided a significant portion of the additional sales as a result of continued stability within the industrial production markets. The Music segment’s year to date growth was primarily due to sales volume at Musicorp, which was acquired in August 2005. The Aerospace segment experienced sales growth on its existing and new programs partially due to stable economic conditions in the Aerospace industry.

GROSS PROFIT

Total gross profit increased $21.9 million or 35.2 percent for the third quarter of 2006 compared to the third quarter of 2005. Gross profit increased $42.2 million or 20.7 percent for the first nine months of 2006 compared to the same period in 2005. Gross profit as a percentage of sales (gross margin) has also improved for each period presented. The third quarter of 2006 gross profit includes a $2.5 million charge related to the Australian SH-2G(A) program as compared to an $11.0 million charge recorded during the third quarter of 2005. Charges for the first nine months of 2006 recorded on this program were $7.8 million as compared to the $14.3 million recorded through the first nine months of 2005. These charges have resulted in lower gross profit for both years, which distorts period over period comparisons. The 2006 charges were essentially offset by an increase in overall gross profit, primarily due to higher sales volume, at the other Aerospace operating units and Industrial Distribution and Music segments.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

The S,G&A expense increase of $1.5 million or 2.2 percent during the third quarter of 2006 compared to the third quarter of 2005 was primarily attributable to the following items:

•
Music segment S,G&A expense increased $1.1 million, a portion of which relates to the addition of Musicorp expense. The remaining amount relates to an increase in operating expenses including personnel costs and pension expense due to an increase in the total plan contribution for 2006.

•
Industrial Distribution segment S,G&A expense increased $2.1 million primarily due to expenses related to higher sales volume, an increase in pension expense due to an increase in the total plan contribution for 2006 as well as higher personnel expenses partially attributable to an increase in headcount.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

•
The Aerospace segment S,G&A increased $2.9 million due to increased commission expense principally driven by greater sales volume and higher personnel costs attributable to increased headcount in most of the operating units

•
Corporate S,G&A expense decreased $4.6 million. The decrease is primarily due to stock appreciation rights (SARs) expense being $4.4 million lower in the third quarter of 2006 compared to the third quarter of 2005. The change in SARs expense is primarily due to (a) a significantly smaller number of SARs outstanding at the end of the third quarter of 2006 compared to the same point in 2005 and (b) the relative changes in the stock price during the third quarter in 2006 as compared to 2005. Additionally, during the third quarter of 2005 the company incurred consulting expenses of $1.1 million related to the recapitalization. There were no such expenses during the third quarter of 2006. The decrease in these expenses was slightly offset by higher employee related expenses as well as higher stock compensation expense due to the adoption of SFAS 123(R).

The S,G&A expense increase of $12.4 million or 6.4 percent during the first nine months of 2006 compared to the first nine months of 2005 was primarily attributable to the following items:

•	Music segment S,G&A expense increased $7.2 million substantially all of which relates to Musicorp S,G&A expense.

•
Industrial Distribution segment S,G&A expense increased $7.7 million primarily due to expenses related to higher sales volume, an increase in pension expense and higher personnel related expenses partially attributable to an increase in headcount.

•	The Aerospace segment S,G&A increased $6.2 million primarily due to increased commission expense as a result of higher manufacturing volume and an increase in headcount.

•
Corporate S,G&A expense decreased $8.7 million, primarily due to lower SARs expense of $7.9 million compared to 2005, the absence of $2.1 million of recapitalization consulting fees during 2006 as compared to 2005 as well as an insurance recovery during 2006 of $0.5 million in legal expenses associated with the recapitalization litigation. The decrease in these expenses was slightly offset by higher employee related expenses related to incentive compensation and insurance as well as higher stock compensation expense due to the adoption of SFAS 123(R).

OPERATING INCOME

Operating income improved by $20.6 million for the third quarter of 2006 compared to the third quarter of 2005. Operating income for the first nine months of 2006 increased $29.8 million compared to the first nine months of 2005. The improved operating income for both the third quarter and year to date 2006 compared to the same periods in 2005 was primarily attributable to increased operating income for the Industrial Distribution segment and the Aerospace segment, partially due to stronger performance at most of the operating units as well as lower charges related to the Australian helicopter program. Although the Music segment experienced modest growth in operating income for the third quarter of 2006 compared to the same period in 2005, overall year to date operating income for this segment continues to be below the prior year to date results. This was primarily due to lower consumer spending during the first and second quarters of 2006. The decrease in Corporate S,G&A expense discussed above contributed substantially to the improvement in operating income for both the quarter and the nine-month period.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

ADDITIONAL CONSOLIDATED RESULTS

Interest expense, net increased 193.2 percent to $1.6 million for the third quarter of 2006 compared to $0.6 million for the third quarter of 2005. Interest expense, net also increased 137.3 percent to $4.5 million for the first nine months of 2006 compared to $1.9 million for the first nine months of 2005. Interest expense, net generally consists of interest charged on the revolving credit facility offset by interest income. The increase is primarily due to higher borrowings to fund greater working capital requirements, as well as higher interest rates charged on borrowings during 2006 as compared to 2005. Additionally the 2005 third quarter and year to date interest expense, net included receipts of $0.4 million and $0.8 million, respectively, for interest payments from MD Helicopters, Inc. (MDHI) on past due amounts.

For 2006, the effective income tax rate is 39.5 percent as compared to the effective tax rate of 58.7 percent for 2005. The higher tax rate in 2005 arose principally from the non-deductibility of expenses associated with SARs and with the company’s recapitalization.

Net earnings (loss) for the third quarter of 2006 was $8.7 million, or $0.36 per share diluted, compared to $(3.6) million, or $(.16) per share diluted, for the third quarter of 2005. Net earnings for the first nine months of 2006 were $22.1 million, or $0.91 per share diluted, compared to $3.9 million or $0.17 per share diluted for the first nine months of 2005. The 2006 earnings per share diluted was calculated on a basis of 24.9 million post-recapitalization diluted shares outstanding compared to the 2005 earnings per share diluted which was calculated based on 23.8 million pre-recapitalization diluted shares outstanding. The recapitalization, which was completed in November 2005, diluted the total shares outstanding by 3.6 percent.

AEROSPACE SEGMENT RESULTS

The following table presents selected financial data for the Aerospace segment:

In millions	For the three months ended		For the nine months ended

	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005

Net sales	$85.4	$70.6	$233.4	$212.4
% change	20.8%	29.5%	9.9%	17.4%

Operating income (loss)	$11.8	$(.3)	$32.5	$16.8
% of net sales	13.8%	(.5)%	13.9%	7.9%

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
AEROSPACE SEGMENT

NET SALES

Net sales for the Aerospace segment represented 27.7 percent of total consolidated net sales for the third quarter of 2006 compared to 25.4 percent for the third quarter of 2005. The Aerospace segment represented 26.0 percent of total consolidated net sales for the first nine months of 2006 as compared to 26.1 percent for the first nine months of 2005. This segment has four primary operating units: Aerostructures, Fuzing, Helicopters and the Kamatics subsidiary. The Electro-Optics Development Center (EODC) comprises the remainder of the segment's operating results. In the paragraphs that follow, you will find further information with respect to sales activity and significant programs for the four primary operating units.

AEROSTRUCTURES DIVISION

Net sales for the third quarter of 2006 for the Aerostructures Division increased $6.8 million or 45.9 percent to $21.5 million compared to $14.7 million for the third quarter of 2005. Year to date net sales for 2006 increased $14.3 million or 35.0 percent to $55.4 million compared to $41.1 million for the same period in 2005. The largest driver of the increase in sales is the production of the cockpit for the Sikorsky BLACK HAWK helicopter as well as additional shipments on the Boeing 777 program. These two programs along with the wing structure assembly for the C-17 comprise Aerostructures' major programs.

2006 AEROSTRUCTURES TRENDS

The division continues to work on its multi-year contract with Sikorsky to manufacture cockpits for several models of the BLACK HAWK helicopter. This includes installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines, and the composite structure that holds the windscreen. The original order that currently covers approximately 80 cockpits is more than half complete. In the third quarter of 2006, Sikorsky ordered additional cockpits bringing the total contract to an estimated value to date of approximately $38 million. Management estimates that both orders will be fully delivered in mid-2007. This multi-year contract has follow-on options that, if fully exercised, could lead to the fabrication of up to a total of 349 units and bring the total potential value to approximately $100.0 million or more depending upon the models that are ultimately ordered. This program is an important element of the business base at the Jacksonville facility and has continued to provide further opportunities to work with Sikorsky at other Aerospace segment operating units.

At the Jacksonville facility, work proceeded on the production of structural wing sub-assemblies for the C-17, which is currently scheduled to conclude by mid-2007. In August, Boeing informed the company that it anticipates the government ordering an additional 18 aircraft, which could extend the program through 2008.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Throughout the year, the division has continued to work toward increasing operational efficiencies through process improvement and has begun to benefit from such efforts. We have been steadily increasing our business base at both the Jacksonville facility and our Plastic Fabricating Company (PlasticFab) facility in Wichita. The division continues to focus on recruiting and retaining qualified personnel in order to maintain our current book of business as well as have the capacity for work on new opportunities.

During the third quarter of 2006, PlasticFab shipped its first part to Spirit AeroSystems under its multi-year contract for production of the composite flight deck floor for the Boeing 787 Dreamliner. The contract is valued at approximately $15.0 million. Additionally, management is working diligently to ensure that its new contracts, from Sikorsky involving MH-92 helicopters and Shenyang Aircraft Corporation involving the Boeing 787 Dreamliner, are brought on line effectively in order to meet timing requirements. The first shipments under these programs are anticipated to occur in the fourth quarter of 2006, with production ramping up during 2007.

FUZING DIVISION

Net sales for the third quarter of 2006 for the Fuzing Division increased $5.9 million or 38.7 percent to $21.4 million compared to $15.5 million for the third quarter of 2005. Year to date net sales for 2006 increased $10.0 million or 23.1 percent to $53.2 million compared to $43.2 million for the same period in 2005. The increase in sales for the quarter and for the year is primarily due to higher production volume and shipments at the Middletown, CT facility for both fuzing and memory programs. Year to date 2006, the JPF program at the Dayron facility also experienced sales growth which essentially offset reduced sales as a result of a production interruption on the 40MM programs at the Dayron facility that occurred earlier in the year.

2006 FUZING TRENDS

During the third quarter of 2006, Dayron continued to produce fuzes under its contract with the U.S. Air Force for the advanced FMU-152A/B Joint Programmable Fuze (JPF). The current total value of JPF contracts awarded by the U.S. Government from inception to date is $76.9 million. This primarily consists of Lots 1 through 3 under the original contract and various contract modifications including a two-phase facilitization contract modification, additional foreign military sales facilitated through the U.S. Government, as well as a variety of development and engineering contracts, along with special tooling and test equipment. The Phase 2 facilitization project will result in, among other things, increased production efficiencies and a second site JPF production line at the division's Middletown facility. During the third quarter of 2006, the division continued to work on increasing production efficiencies as well as the ramp up of the second site.

The division has been working through, and has made significant progress with respect to, a variety of issues related to the JPF manufacturing process, which have in the past have resulted in, and may continue to result in, periodic interruptions of program production. The division continues to work on strengthening the reliability of its supply chain and improving material flow on the JPF program in order to meet production requirements. The facilitization program that is currently underway should allow us to improve the quality and efficiency of this program going forward.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

As the JPF product has continued to develop in the market, the division is focused on further marketing the JPF to foreign militaries. Management believes that foreign sales are an important element in the ultimate success of the program. The JPF is developing into an attractive program and will be further enhanced as improvements continue to be made relative to operating efficiencies, as deliveries to the U.S. military increase and as further orders are received from foreign militaries.

Additionally, the FMU-139 program has been delayed for over a year while our customer works out its technical issue with its customer, the U.S. Government. Management estimates that this issue will be resolved in late 2006 with deliveries on this program extending into 2008.

HELICOPTERS DIVISION

Net sales for the third quarter of 2006 for the Helicopters Division decreased $1.4 million or 8.3 percent to $15.4 million compared to $16.8 million in the same period in 2005. Year to date net sales for 2006 decreased $13.2 million or 23.8 percent to $42.1 million compared to $55.3 million for the same period in 2005. The decrease in the third quarter of 2006 compared to the same period a year ago is primarily due to lower sales related to its SH-2 programs offset by Sikorksy program sales. The decrease in sales for the year to date 2006 compared to the same period in 2005 is primarily driven by the sale of three K-MAX aircraft in the prior year. The Helicopters Division has not sold any K-MAX aircraft during 2006.

2006 HELICOPTERS TRENDS

Work continues on the SH-2G(A) program for Australia, which involves the remanufacture of eleven helicopters with support, including a support services facility, for the RAN. The combined contracts have a current anticipated value of $761.4 million. The helicopter production portion of the program is valued at $611.1 million, essentially all of which has been recorded as sales through the third quarter of 2006. The associated in-service support center contract has a current anticipated value of $150.3 million of which 43.0 percent has been recorded as sales through the third quarter of 2006.

The task of completing the long-delayed SH-2G(A) helicopter program for Australia progressed as Formal Qualification Testing (FQT) on the software for the Integrated Tactical Avionics System (ITAS) continued at the software facilities of our subcontractor, Computer Sciences Corporation (CSC) - Australia, in Sydney. Continued cost growth on this contract has required additional charges to the contract loss reserve including a $2.5 million charge recorded in the third quarter of 2006. Charges recorded for the first nine months of 2006 related to this program total $7.8 million compared to $14.3 million recording during the first nine months of 2005, of which $11.0 million was recorded during the third quarter of 2005. This production contract has been in a loss position since 2002. The remaining accrued contract loss as of the end of the third quarter 2006 is $11.0 million. This contract loss accrual continues to be monitored and adjusted as necessary to reflect the anticipated cost of completing the contract.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Concurrently, the company has continued to work with the Royal Australian Navy (RAN) to resolve previously reported flight safety questions that resulted in the grounding of the aircraft earlier this year. There is a significant history of safe and reliable operations with this aircraft type with several nations, including the United States, and the company believes that the cause of the safety concern has been rectified. The RAN also continues to develop additional work scope related to their certification requirements and the division is working with the RAN to address these scope changes. In addition, the company is supporting a previously reported review by the Australian Minister of Defence regarding the possibility of the Commonwealth pursuing an alternative to the Kaman program. The company believes that the current program is the most efficient and cost effective method to achieve the RAN's operational needs and is hopeful that the Commonwealth will confirm its intent to complete the program following receipt of the Minister's recommendations (which is expected in November). Once all of the foregoing items are satisfactorily completed, it is anticipated that the acceptance process for the fully capable helicopter will get underway.

The division is continuing work under a contract to provide depot level maintenance for SH-2G(E) helicopters delivered to the government of Egypt during the 1990s. Currently four aircraft are subject to the contract, which was initially valued at $5.3 million and since increased by approximately $2.0 million for additional work. The first two aircraft have been completed and returned to the customer and work is now underway on the third and fourth aircraft. In addition, in June 2006 the company received a $3.6 million contract from the Naval Air Systems Command (NAVAIR) to provide for long-lead procurement and other work related to planned upgrades to the Egyptian aircraft.

In July 2006, the Helicopters Division received a $3.1 million contract modification from the Army Material Research Development and Engineering Command for follow-on work to the BURRO Unmanned Resupply Helicopter, utilizing the K-MAX. The funding covers work to enhance features of the automatic flight control system and to support BURRO participation in Army demonstrations. Separately, BURRO has been selected to participate in an Army-sponsored demonstration now underway at Ft. Benning, Georgia, during which promising new technologies are being evaluated for rapid introduction into the Army.

The division continues to support K-MAX helicopters that are operating with customers. At the end of the third quarter of 2006, the division maintained $22.9 million of K-MAX inventory, which consisted primarily of spare parts and one aircraft. This inventory continues to be evaluated for any impairment and management believes that its current value represents the lower of cost or market.

KAMATICS

Net sales for both Kamatics and RWG Frankenjura-Industrie Flugwerklager GmbH (the company's German aircraft bearing manufacturer) increased $3.4 million or 14.6 percent to $26.2 million compared to $22.8 million for the third quarter of 2005. Year to date net sales increased $11.2 million or 16.3 percent to $79.8 million compared to $68.6 million for the same period in 2005. The continued sales growth is due to a higher volume of shipments to our commercial jet liner market, the commercial aftermarket, to regional jet makers and commercial engine market.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

2006 KAMATICS TRENDS

The 2006 year has thus far proven to be a strong year within the aerospace industry in both the commercial and military markets. The outlook continues to remain stable for 2006. Several key customers, including Boeing and Airbus, have been significant contributing factors to the operating results of Kamatics. Kamatics continues to concentrate on maintaining delivery schedules, as well as actively seeking additional sales opportunities and working toward further market penetration. The company’s continued focus on process improvement and enhancing operating efficiencies allows it to manage the additional order activity and backlog. Kamatics is in the process of adding approximately 35,000 square feet of additional capacity at the Bloomfield facility to accommodate the business. Of this, 25,000 square feet was completed and occupied in mid-October 2006, with the remainder scheduled to come on line during the second quarter of 2007.

OPERATING INCOME

The Aerospace segment operating income increased significantly for the third quarter of 2006 compared to the third quarter of 2005. The operating results for the third quarter of 2006 include an Australian program charge of $2.5 million as compared to a charge of $11.0 million recorded during the third quarter of 2005. The significant charge recorded in the third quarter of 2005 essentially offset all of the operating profit generated by the other operating units within the Aerospace segment. Third quarter 2005 results also included a $1.4 million payment from MDHI relating to items that had previously been written off. Third quarter 2006 and 2005 results are net of $0.7 million and $0.6 million, respectively of excess fixed overhead and idle facility costs, primarily related to the Helicopters Division. During the third quarter of 2006, all major operating units in the Aerospace segment, with the exception of the Helicopters Division, generated an increase in operating income compared to 2005. The results for the Helicopters Division, for both periods presented, included significant charges related to the Australia program. Kamatics continued to contribute a significant amount of the segment's operating income while the Aerostructures and Fuzing Divisions also experienced stronger results for the third quarter of 2006.

Operating income for the first nine months of 2006 increased 92.8 percent compared to the first nine months of 2005. Each operating unit within the Aerospace segment generated positive income with the exception of the Helicopters Division that had an operating loss due to a total of $7.8 million of charges recorded for the Australian SH-2G(A) program thus far this year. For the first nine months of 2005, the Helicopters Division had recorded $14.3 million of charges related to this program. Kamatics generated a significant amount of the segment's operating income while both the Aerostructures and Fuzing Divisions experienced a significant increase in operating income during the first nine months of 2006 compared to the same period of 2005. The Aerostructures Division's Jacksonville facility improved operating income is primarily attributable to a broader business base principally as a result of the Sikorsky cockpit program. The Fuzing Divison's Middletown location was the primary driver in its improved operating results, specifically related to a higher volume of shipments of both fuzing and memory products. These results included $2.3 million and $2.0 million of excess fixed overhead and idle facility costs for the first nine months of 2006 and 2005, respectively.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

WARRANTY MATTERS

The company continues to work to resolve two warranty-related matters that primarily impact our FMU-143 program at the Dayron facility. The first issue involves a supplier's recall of a switch embedded in certain bomb fuzes. The second warranty issue involves bomb fuzes manufactured for the U. S. Army utilizing systems which originated before Dayron was acquired by Kaman that have since been found to contain an incorrect part. The net reserve as of the end of the third quarter of 2006 related to these two matters is $1.2 million. This represents management's best estimate of the costs, including re-work, transportation costs and testing, currently expected to be incurred in resolving these matters. Although work continues on these warranty items, there have been delays as the Company responds to ongoing customer input regarding conduct of the work. Management currently anticipates that work will be completed during 2007.

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

OTHER AEROSPACE MATTERS

On July 31, 2006, the company submitted an Offer to Purchase (OTP) to NAVAIR and the General Services Administration for the potential purchase of the portion of the Bloomfield campus that the company currently leases from NAVAIR and has operated for several decades for the principal purpose of performing U.S. government contracts. Management understands that the OTP is proceeding through the U.S. government's formal review process. As of the date of this report, the company has not been notified of any formal action having been taken on the offer and the company anticipates that the process may take several more months. The OTP provides that the company will assume all responsibility for environmental remediation of the facility as necessary to meet Connecticut Department of Environmental Protection (CTDEP) requirements as consideration for transfer of the property. The company would not assume responsibility for the environmental remediation until ownership of the property has been transferred, a process which management estimates could take between three and six months following acceptance of the OTP.

In preparation for disposal of the Moosup, Connecticut facility, CTDEP has given the company conditional approval for reclassification of groundwater in the vicinity of the facility consistent with the character of the area. The company is in the process of connecting neighboring properties to public drinking water in accordance with such approval and in coordination with the CTDEP and local authorities. The company anticipates that this project will be substantially completed in 2006.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

INDUSTRIAL DISTRIBUTION SEGMENT RESULTS

The following table presents selected financial data for the Industrial Distribution segment:

In millions	For the three months ended		For the nine months ended

	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005

Net sales	$166.7	$156.5	$507.8	$469.9
% change	6.6%	4.8%	8.1%	6.7%

Operating income	$8.5	$5.2	$28.7	$22.1
% of net sales	5.2%	3.3%	5.6%	4.7%

NET SALES

The Industrial Distribution segment represented 54.2 percent of total company third quarter 2006 net sales compared to 56.3 percent in the third quarter of 2005. The segment represented 56.6 percent of total consolidated net sales for the first nine months of 2006 as compared to 57.8 percent for the first nine months of 2005. The increase in net sales for both the third quarter and first nine months of 2006 compared to the third quarter and first nine months of 2005 represented continued stable growth in all the regions. This increase reflected continued strength in the mining, chemical and energy sectors in the West region and in the original equipment manufacturing (OEM) sectors in the East region as well as the food processing industry in the Central region.

OPERATING INCOME

The Industrial Distribution segment's operating income increased 64.7 percent for the third quarter of 2006 compared to the third quarter of 2005. The increase in operating income for the third quarter of 2006 is primarily driven by an increase in sales volume as well as margin improvement as a result of a variety of margin control programs. The third quarter 2005 results also included a one-time increase in expenses related to freight and other general and administrative expense. During 2006, the segment has focused on controlling its rising freight costs. For the first nine months of 2006 the segment's operating profits increased 29.9 percent compared to the first nine months of 2005. This $6.6 million increase was partially driven by the 8.1 percent increase in sales volume to some extent offset by higher pension and employee related expenses. The results for the first nine months of 2006 included a $1.6 million adjustment that increased earnings to properly capitalize in-bound freight charges to inventory and the third quarter of 2005 results included additional one-time costs as described above.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

2006 TRENDS

Because of our diverse customer base, our performance tends to track the U.S. Industrial Production Index. We are therefore affected, to a large extent, by the overall business climate of our customer industries, which includes plant capacity utilization levels, and the effect of pricing spikes and/or supply interruptions for basic commodities such as steel and oil. The Industrial Production Index continued its stable trend during the third quarter of 2006 although there appear to be signs of softening in various industries including the building industry with respect to new home construction as well as the automotive industry. The segment continues to look for new opportunities in different areas of business including the coal mining, oil exploration and petroleum production industries.

In order to meet the demands of our customers, we need to stay focused on maintaining competitive pricing as well as provide value added services that save our customers money and time while helping them become more efficient and productive. Our strategy to accomplish this is through offering solutions for inventory management, control procedures, process improvements, e-commerce capabilities and customer production enhancements. Although we believe that we have the appropriate platforms, including technology, systems management and customer and supplier relationships, to compete effectively in our portion of the highly diversified industrial distribution industry, we continue to look for new opportunities and initiatives to continue to grow our market share. It is important that we have the appropriate qualified personnel to undertake these challenges and opportunities and we continue to work at attracting and retaining our people.

As businesses continue to centralize their purchasing departments and seek out suppliers that can service all of their plant locations across a wide geographic area, our segment works hard to meet those requirements. As a result, we have continued to expand our geographic presence through the selective opening of new branches and acquisitions in key markets of the upper midwest, the south, Mexico and Canada. Our long-term strategy is to grow the segment by expanding into additional areas that enhance our ability to compete for large regional and national customer accounts.

Global demand for basic materials such as scrap steel, coal, cement and copper continues to outpace supply which has resulted in longer lead times in the production of certain products for our customers. This is an issue that we continue to focus on in order to maintain appropriate inventory levels to meet our customers’ needs. We endeavor to accomplish this through strategic purchasing and proper inventory management.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

MUSIC SEGMENT RESULTS

The following table presents selected financial data for the Music segment:

In millions	For the three months ended		For the nine months ended

	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Net sales	$55.5	$51.0	$156.0	$130.4
% change	8.8%	20.3%	19.6%	10.7%

Operating income	$3.8	$3.4	$6.7	$7.8
% of net sales	6.8%	6.6%	4.3%	6.0%

NET SALES

The Music segment represented 18.0 percent of total company third quarter 2006 net sales compared to 18.3 percent in the third quarter of 2005. The segment represented 17.4 percent of total consolidated net sales for the first nine months of 2006 as compared to 16.0 percent for the first nine months of 2005. For both the third quarter and first nine months of 2006 the increase in sales was essentially attributable to sales at Musicorp, which had sales of $14.1 million during the third quarter of 2006 and $37.4 million for the first nine months of 2006. Without the acquisition, sales for the Music segment would have remained relatively flat year to date 2006 compared to the same period in 2005. The Music segment sales exclusive of Musicorp increased slightly in the third quarter of 2006 compared to the same period in 2005. The increase over the prior year quarter was a result of strong sales primarily in the month of September which is traditionally one of the Music segment’s highest sales months. Management believes that the increase in sales is a result of retailers’ increased purchases in anticipation of the back to school and holiday season. Recently, consumer sentiment appears more optimistic potentially due to lower fuel prices and overall economic stability. Despite the increase in the last month’s sales, most customers (both large national retailers as well as the mid to smaller sized retailers) of the Music segment, including Musicorp, appeared to be buying less overall.

OPERATING INCOME

Operating income for the Music segment increased 12.2 percent for the third quarter of 2006 compared to the third quarter of 2005. The third quarter increase in operating income is due to higher sales volume as well as a continued effort toward reducing and controlling costs, specifically related to selling and marketing as well as redundant facility and personnel costs. For the first nine months of 2006 the segment's operating income decreased 14.3 percent compared to the first nine months of 2005. For the year, the additional gross profits generated by the higher sales attributable to Musicorp were still not sufficient to cover the additional operating costs that have been incurred to date.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

2006 TRENDS

The Music segment sales are greatly affected both by seasonality as well as customer spending based upon consumer sentiment. Traditionally, the segment tends to experience higher sales volume during the third and fourth quarters as retailers gauge how aggressively to stock for the holiday selling season. We are also affected by changes in consumers' musical tastes and interests which management monitors in order to anticipate the changing trends. Over the past year, we have observed new large competitors, who are not music instrument specific retailers, entering the music industry. This endeavor thus far has produced mixed results for these large retail chains. Management continues to monitor this trend to ascertain if this may have a negative impact on future sales for traditional musical instrument retailers, especially during the holiday season.

A principal strategy of the segment over the past several years has been to add popular premier branded products that can be brought to market exclusively by us which will enhance our market position. Additionally, new product introductions may also have a positive impact on our future sales.

During the third quarter of 2006, the segment began to see the benefit of its strategy to eliminate certain redundant costs resulting from the acquisition of Musicorp to take advantage of logistical and operating efficiencies. As previously reported, the segment closed a third Musicorp warehouse in July 2006, and certain planned personnel reductions were accelerated to achieve further operational benefits.

IV. CRITICAL ACCOUNTING ESTIMATES

Preparation of the company's financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management's Discussion and Analysis and the Notes to the Consolidated Financial Statements in the company's Annual Report on Form 10-K for the year ended December 31, 2005, describe the significant accounting estimates and policies used in the preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management's estimates. There have been no significant changes in the company's critical accounting policies and significant estimates in the third quarter of 2006. During the first quarter of 2006, the company adopted SFAS 123(R) related to accounting for share-based arrangements. For additional information regarding this matter see Note 10, “Share-Based Arrangements”, of Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

V.  LIQUIDITY AND CAPITAL RESOURCES

Management assesses the company's liquidity in terms of its ability to generate cash to fund operating, investing and financing activities. Cash flow generation is a key performance indicator reviewed by management in evaluating business segment performance. Significant factors affecting the management of liquidity include cash flows generated from or used by operating activities, capital expenditures, investments in the business segments and their programs, acquisitions, dividends, adequacy of available bank lines of credit, and factors which might otherwise affect the company's business and operations generally, as described below under the heading “Forward-Looking Statements”.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

During the third quarter of 2006, the company continued to rely significantly upon borrowings under its revolving credit agreement in order to assist primarily with our working capital requirements as well as certain investing and financing activities, including the payment of quarterly dividends. Our working capital needs have greatly increased primarily as a result of the delay in the completion of the Australian SH-2G(A) program, continued productivity issues at the Dayron facility and weak operating results at the Music segment. Once final acceptance of the first aircraft by the Australia government is completed, management expects a substantial payment from the RAN which should reduce debt levels. Overall, we believe that bank borrowings will continue to provide an important source of support for the company's activities. We believe that our current credit agreement, along with cash generated from operating activities, will be sufficient to support our anticipated future liquidity requirements.

The following table presents selected financial data related to the company’s cash flows:

In millions	For the nine months ended

	September 29, 2006	September 30, 2005
Total cash provided by (used in):
Operating activities	$(18.5)	$(4.3)
Investing activities	(10.1)	(37.5)
Financing activities	27.5	40.6
Increase (decrease) in cash	$(1.1)	$(1.2)

OPERATING ACTIVITIES

Net cash used in operating activities increased $14.2 million for the first nine months of 2006 compared to the first nine months of 2005. This increase is primarily attributable to the funding of additional working capital requirements as specifically discussed below:

•
An increase in accounts receivable for the first nine months of 2006 primarily as a result of an increase in sales for the third quarter of 2006 compared to the fourth quarter of 2005 as well as a higher level of uncollected progress billings for certain Aerospace contracts.

•	A significant amount of cash was used to pay down accounts payable during early 2006, primarily in the Industrial Distribution segment and Music segment.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

INVESTING ACTIVITIES

Net cash used in investing activities decreased $27.4 million for the first nine months of 2006 compared to the same period of 2005. During the third quarter of 2005, the company paid approximately $30.0 million for the acquisition of Musicorp. This decrease is offset to some extent by an additional $2.0 million in capital expenditures, primarily related to additional machinery and equipment purchases in the Aerospace segment.

FINANCING ACTIVITIES

Net cash provided by financing activities decreased $13.1 million for the first nine months of 2006 compared to the same period of 2005. The company’s net borrowing during the first nine months of 2006 was $32.9 million which consisted of long-term debt and notes payable as compared to $45.2 million during the first nine months of 2005. The 2006 borrowings are primarily to assist in funding working capital requirements whereas the 2005 borrowings were primarily to fund the acquisition of Musicorp.

FINANCING ARRANGEMENTS

The company currently has a $150 million revolving credit facility (Revolving Credit Agreement) expiring August 4, 2010. The facility includes an “accordion” feature that provides the company the opportunity to request an expansion of up to $50 million, subject to bank approval, in the size of the facility, as well as a foreign currency feature. The facility is expected to be sufficient to support the company's anticipated working capital needs for the next 12 months.

Total average bank borrowings for the first nine months of 2006 were $82.3 million compared to $44.3 million for the same period in 2005. As of September 29, 2006, there was $43.5 million available for borrowing under the Revolving Credit Agreement. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Agreement. A total of $26.3 million in letters of credit were outstanding under the Revolving Credit Agreement at September 29, 2006, a significant portion of which is related to the Australia SH-2G(A) program. The letter of credit for the production portion of the Australia program has a balance of $16.0 million, the majority of which is expected to remain in place until that portion of the program is completed.

Facility fees under the Revolving Credit Agreement are determined on the basis of the company's credit rating from Standard & Poor's. Standard & Poor's currently has assigned the company an investment grade rating of BBB- with an outlook of stable. Management believes that this is a favorable rating for a company of our size. Under the terms of the Revolving Credit Agreement, if this rating should decrease, the effect would be to increase facility fees as well as the interest rates charged. The financial covenants related to the Revolving Credit Agreement include a requirement that the company have i) EBITDA, at least equal to 300% of net interest expense, on the basis of a rolling four quarters and ii) a ratio of consolidated total indebtedness to total capitalization of not more than 55%. The agreement also incorporates a financial covenant which provides that if the company's EBITDA to net interest expense ratio is less than 6 to 1, the ratio of i) accounts receivable and inventory for certain Kaman subsidiaries to ii) the company's consolidated total indebtedness cannot be less than 1.6 to 1. The company remained in compliance with those financial covenants as of and for the quarter ended September 29, 2006.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

OTHER SOURCES/USES OF CAPITAL

At September 29, 2006, the company had $16.4 million of its 6% convertible subordinated debentures outstanding. The debentures are convertible into shares of common stock at any time on or before March 15, 2012 at a conversion price of $23.36 per share, generally at the option of the holder. Pursuant to a sinking fund requirement that began March 15, 1997, the company redeemed $1.7 million of the outstanding principal of the debentures each year. During the first nine months of 2006, several debenture holders elected to convert their bonds to shares of common stock. Year to date, the company issued 11,801 shares of common stock for the conversion of 276 debentures. As a result, the company will redeem $1.6 million of the outstanding principal of the debentures each year going forward.

In November 2000, the company's board of directors approved a replenishment of the company's stock repurchase program, providing for repurchase of an aggregate of 1.4 million common shares for use in administration of the company's stock plans and for general corporate purposes. As of September 29, 2006, a total of 269,611 shares had been repurchased since inception of this replenishment program. There were no shares repurchased during the third quarter of 2006. For a discussion of share repurchase activity, please refer to Part II, Item 2 of this report.

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

VI. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

CONTRACTUAL OBLIGATIONS

There has been no material change outside the ordinary course of business in the company's contractual obligations during the third quarter of 2006. Please see the company's Annual Report for the year ended December 31, 2005 for a discussion of its contractual obligations.

OFF-BALANCE SHEET ARRANGEMENTS

There has been no material change in the company's off-balance sheet arrangements as of the third quarter of 2006. Please see the company's Annual Report for the year ended December 31, 2005 for a discussion of such arrangements.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

VII. RECENT ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. This Interpretation clarifies the methodology for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Although for the company this Interpretation is not effective until January 1, 2007, this statement does require disclosure of the effects of adoption in the December 31, 2006 consolidated financial statements. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of SFAS 157, but do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (SFAS 158), “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS 158 requires that we recognize the overfunded or underfunded status of our defined benefit plans (our Plans) as an asset or liability in our 2006 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. We estimate the impact of adopting SFAS 158 to be approximately $10.7 million being reflected as a reduction of net assets on our balance sheet, with no impact to our statements of income or cash flows. SFAS 158 also requires measurement of the funded status of plans as of the end of the employer's fiscal year. We currently use December 31st as our measurement date, which is our fiscal year end; therefore, the mandated measurement date provisions of SFAS 158 will not have any impact on our financial statements.

Forward-Looking Statements

This report may contain forward-looking information relating to the company's business and prospects, including the Aerospace, Industrial Distribution and Music businesses, operating cash flow, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of competitions for government programs and thereafter contract negotiations with government authorities, both foreign and domestic; 2) political conditions in countries where the company does or intends to do business; 3) standard domestic and foreign government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) domestic and foreign economic and competitive conditions in markets served by the company, particularly defense, commercial aviation, industrial production and consumer markets for music products; 5) subject to satisfactory resolution of outstanding issues and the Australian Minister of Defence’s

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

recommendations, completion of the Australian SH-2G(A) program; 6) receipt and successful execution of production orders for the JPF U.S. government contract including the exercise of all contract options and receipt of orders from foreign militaries, as both have been assumed in connection with goodwill impairment evaluations; 7) satisfactory resolution of i)warranty issues and the DCIS investigation related to the FMU-143 program and ii) supplier-related issues hindering the FMU-139 program, at Dayron; 8) maintenance of an adequate business base in the Aerospace segment in order to absorb overhead and general and administrative expenses; 9) satisfactory results of negotiations with NAVAIR concerning purchase of the company's leased facility in Bloomfield, Connecticut; 10) continued support of the existing K-MAX helicopter fleet, including sale of existing K-MAX spare parts inventory and, in 2007, availability of a redesigned clutch assembly system; 11) cost growth in connection with environmental remediation activities at the Moosup facility and such potential activities at the Bloomfield facility; 12) profitable integration of acquired businesses into the company's operations; 13) changes in supplier sales or vendor incentive policies; 14) the effect of price increases or decreases; 15) pension plan assumptions and future contributions; 16) continued availability of raw materials in adequate supplies; 17) the effects of currency exchange rates and foreign competition on future operations; 18) changes in laws and regulations, taxes, interest rates, inflation rates, general business conditions and other factors; and 19) other risks and uncertainties set forth in the company's annual, quarterly and current reports, and proxy statements. Any forward-looking information provided in this report should be considered with these factors in mind. The company assumes no obligation to update any forward-looking statements contained in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the company's exposure to market risk during the quarter ended September 29, 2006. Please see the company's annual report on Form 10-K for the year ended December 31, 2005 for discussion of the company's exposure to market risk.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The company has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 29, 2006. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 29, 2006, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Kaman Corporation and Subsidiaries
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Changes in internal controls

On August 5, 2005, Kaman Music Corporation acquired the business of MBT Holdings Corp. and its subsidiaries (now known as “Musicorp”) in an asset purchase agreement. For the year 2005, the company did not include Musicorp in its assessment of the effectiveness of the company's internal controls over financial reporting as of December 31, 2005. Effective January 2, 2006, most of Musicorp's operations, and its internal controls over financial reporting, have been incorporated in the company's assessment of internal controls over financial reporting.

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

The following table provides information about purchases of common shares by the company during the three months ended September 29, 2006:

			Total Number
			of Shares	Maximum
			Purchased as	Number of
	Total		Part of	Shares That
	Number	Average	Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Plan	the Plan

07/01/06-
07/28/06	-	-	269,611	1,130,389

07/29/06-
08/25/06	-	-	269,611	1,130,389

08/26/06-
09/29/06	-	-	269,611	1,130,389

Kaman Corporation and Subsidiaries
Part II - Other Information

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Kaman Corporation and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAMAN CORPORATION
Registrant

Date: October 31, 2006	By: /s/ Paul R. Kuhn
Paul R. Kuhn
Chairman, President and
Chief Executive Officer
(Duly Authorized Officer)

Date: October 31, 2006	By: /s/ Robert M. Garneau
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