Form 10-K
period 2006-12-31
KAMAN CORP
filed 2007-03-01
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2006.

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

The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

$425,833,500 as of June 30, 2006.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date (February 1, 2007).

Common Stock	24,156,214
$1 par value per share

Documents Incorporated Herein By Reference

Document	Parts Into Which Incorporated
Annual Report to Shareholders for the Fiscal Year Ended December 31, 2006 (Annual Report)	Parts II and IV
Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 2007 (Proxy Statement)	Part III

Kaman Corporation
Index to Form 10-K
Year Ended December 31, 2006

PART I

ITEM 1.	BUSINESS

INTRODUCTION

Kaman Corporation, incorporated in 1945, reports information for itself and its subsidiaries (collectively, the "company") in three business segments: Aerospace, Industrial Distribution, and Music.*

The Aerospace segment consists primarily of the following subsidiaries: Kaman Aerospace Corporation, Kamatics Corporation, Kaman Dayron, Inc. (Dayron), Plastic Fabricating Company, Inc. (PlasticFab), and RWG Frankenjura-Industrie Flugwerklager GmbH (RWG). The divisions of Kaman Aerospace Corporation are Aerostructures, Fuzing and Helicopters, which, together with the listed subsidiaries, form the operating units of the segment. Aerospace segment sales constituted 27.0 percent of the company's consolidated net sales for 2006.

The Aerostructures Division, including PlasticFab operations, produces aircraft subassemblies and other parts for commercial and military airliners and helicopters. Its principal customers are Boeing and Sikorsky Aircraft Corporation. Operations involving the use of metals are conducted principally at the company's Jacksonville, Florida facility, while operations involving composite materials are conducted principally at the PlasticFab facility in Wichita, Kansas.

The Fuzing Division manufactures products for military and commercial markets, primarily related to military safe, arm and fuzing devices for several missile and bomb programs; as well as precision non-contact measuring systems for industrial and scientific use; and high reliability memory systems for airborne, shipboard, and ground-based programs. Principal customers include the U.S. military, Boeing, Lockheed Martin and Raytheon. In September 2006, the division assumed responsibility for the company’s Electro-Optics Development Center (EODC). As a result, operations now are conducted at the Middletown, Connecticut, Orlando, Florida (Dayron) and Tucson, Arizona (EODC) facilities.

The Helicopters Division markets its helicopter engineering expertise and performs subcontract programs for other manufacturers. It also refurbishes, provides upgrades, and supports Kaman SH-2G maritime helicopters operating with foreign militaries as well as K-MAX® “aerial truck” helicopters operating with government and commercial customers in several countries. The SH-2G aircraft is currently in service with the Egyptian Air Force and the New Zealand and Polish navies. Operations are primarily conducted at the Bloomfield, Connecticut facility.

Operations for Kamatics are conducted at the Bloomfield, Connecticut and Dachsbach, Germany (RWG) facilities. Kamatics primarily manufactures proprietary self-lubricating bearings used in aircraft flight controls, turbine engines and landing gear in Bloomfield. These bearings are currently used in nearly all military and commercial aircraft in production in North and South America and Europe and are market-leading products for applications requiring a highly sophisticated level of engineering and specialization in the airframe bearing market. Kamatics also manufactures market leading proprietary power transmission couplings for helicopters and other applications in Bloomfield and custom designed and manufactured rolling element and self-lubricating bearings at RWG for aerospace applications.

The Industrial Distribution segment is the third largest power transmission/motion control industrial distributor in North America. We provide services and products including bearings, electrical/mechanical power transmission, fluid power, motion control and materials handling components to a broad spectrum of industrial markets throughout North America. Our locations consist of nearly 200 branches, distribution centers and call centers across the United States and in Canada and Mexico. We offer almost two million items, as well as value-added services, to a base of more than 50,000 customers representing a highly diversified cross-section of North American industry. Industrial Distribution segment sales constituted 55.2 percent of the company's consolidated net sales for 2006.

____________________________
*Throughout this report, divisions and/or subsidiary operations may also be referred to as “operating units”.

The Music segment is the largest independent distributor of musical instruments and accessories in the United States, offering more than 20,000 products for amateurs and professionals. Our premium branded products, many of which are brought to the market on an exclusive basis, and our market-leading business-to-business systems for our customer base of over 10,000 retailers nationwide, contribute to the performance of the business. Our array of fretted instruments includes proprietary products, such as the Ovation® and Hamer® guitars, as well as premier products including Takamine® guitars which are distributed in the United States under an exclusive distribution agreement. We offer an extended line of percussion products and accessories through Latin Percussion®, the leading supplier of hand percussion instruments. Additionally, our exclusive distribution agreements with Gretsch® drums, Sabian® cymbals, and most recently with Elixir® Strings, along with our own CB®, Toca® and Gibraltar® lines, have further enhanced our array of products offered. While the vast majority of sales are to North American customers, we continue to build our presence in key international markets including Europe, Asia, South America and Australia. Operations are headquartered in Bloomfield, Connecticut and conducted from manufacturing plants in New Hartford, Connecticut and Scottsdale, Arizona, and strategically placed warehouse facilities that primarily cover the North American market. Music segment sales constituted 17.8 percent of the company's consolidated net sales for 2006.

EXECUTIVE SUMMARY OF KEY EVENTS REGARDING 2006

•
The company experienced record consolidated net sales for 2006 of $1.2 billion, an increase of 9.5 percent over 2005, with Kamatics and the Industrial Distribution segment generating record sales for 2006.

•	The Aerospace and Industrial Distribution segments experienced record operating income for 2006.

•
Net earnings were $31.8 million, or $1.30 per share diluted, compared to net earnings for 2005 of $13.0 million, or $0.57 per share diluted. The improvement compared to 2005 is due in significant part to higher sales volume, increased gross profit and continued focus on controlling operating expenses.

•
We completed our first full year of operations since recapitalizing into a single class of voting stock in November 2005. The recapitalization replaced the company’s previously existing dual class common stock structure (Class A non-voting common and Class B voting common, $1 par value each) with one class of voting common stock ($1 par value).

•
The Aerospace segment continued to improve profitability through operating efficiencies and further developing relationships with many key customers including Sikorsky, Boeing and Airbus, which resulted in broadening our business base.

•
In the fourth quarter of 2006, the U.S. Air Force released production for Option 4 of the Joint Programmable Fuze (JPF) program. This Option, valued at $39.6 million, is in addition to other JPF contract modifications signed during 2006 totaling $38.9 million.

•
The company continued to work with our customer towards completion of the Australia SH-2G(A) program and we recorded an additional $9.7 million loss reserve related to incremental anticipated costs to complete the contract. Please refer to the Helicopters Division narrative for further information regarding the Australia program.

•
The Industrial Distribution segment won significant new business in 2006 with two prestigious, nationally known companies. One of these new accounts is expected to become one of the segment's largest. The segment also won renewal of all of its major agreements that were due to expire during the year.

•
As the Music segment worked to finalize the plan to consolidate our 2005 Musicorp acquisition, we have also increased our market presence as well as our ability to provide service to both our national and mid to small size customers.

•
As of December 31, 2006, the company had a $150 million revolving credit facility (Revolving Credit Agreement) expiring August 4, 2010 containing an “accordion” feature that provided the company the opportunity to request, subject to bank approval, an expansion of up to $50 million in the overall size of the facility. In January 2007, this accordion was activated, thereby expanding the Revolving Credit Agreement to $200 million. In conjunction with this exercise, the Revolving Credit Agreement was amended to add another $50 million accordion feature for possible future activation, bringing the total potential arrangement to $250 million.

AEROSPACE SEGMENT

Segment sales for calendar year 2006 were $326.0 million compared to $288.0 million in 2005. The segment had operating income of $48.1 million for 2006 compared to operating income of $33.3 million in 2005 driven primarily by an increase in sales volume at the Aerostructures and Fuzing Divisions as well as Kamatics. The 2006 results include a total charge of $9.7 million recorded for the Australia SH-2G(A) program compared to $16.8 million of such charges in 2005. The 2005 results also include the recovery of $6.8 million of previously written off program investments related to MD Helicopters, Inc.

Prior to 2005, our Aerospace segment was one in which many of our activities were designed to support our prime helicopter operations. In 2005, the segment realigned and created separate divisions to provide a more focused organizational structure, separating the operating units that were subject to larger prime contractor overheads from the other units. Since then, we have reduced those overheads, focused on opportunities having the best overall margin potential, upgraded facilities, and employed lean initiatives to streamline business processes. Taken together, these activities have facilitated our efforts to build our business base and further develop our reputation as an attractive domestic subcontractor to prime manufacturers.

Aerostructures Division

The Aerostructures Division had net sales for 2006 of $78.7 million compared to $55.0 million in 2005, a 43.2 percent increase. The largest contributor to the increase is the contract with Sikorsky for production of cockpits for the BLACK HAWK helicopter, followed by higher shipments to Boeing, most notably for the 777 program.

The Sikorsky helicopter program, the Boeing 777 program, and the Boeing C-17 wing structure assembly program comprise the Aerostructures Division’s major programs. During 2006, the Division's Jacksonville facility continued to ramp up production for the multi-year Sikorsky program, which includes installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines, and the composite structure that holds the windscreen for several models of cockpit for the BLACK HAWK helicopter. This program could lead to the fabrication of approximately 350 units and bring the total value to approximately $100.0 million or more depending upon which models are ultimately ordered. The original order, which was received in late 2004, covered approximately 80 cockpits. In the third quarter of 2006, Sikorsky ordered an additional 30 cockpits bringing the total order to 110 cockpits and management estimates that both orders will be fully delivered by mid-2007. In February 2007, the division received a follow-on order for an additional 176 cockpits consisting of various models. Management anticipates that deliveries on this 2007 order will continue through 2008. As production for this program has increased, sales have increased and profitability has improved. A total of 72 cockpits have been delivered under this contract from inception to date. As a result of our performance on this program, the Helicopters Division has also experienced opportunities to work with Sikorsky.

Work continued on the production of structural wing subassemblies for the Boeing C-17. This long-term program has been an important element in helping to maintain a sufficient business base at the Jacksonville facility. The program was originally scheduled to conclude in mid-2007 with the completion of the 180th aircraft. Recently, Boeing informed the division that the program will continue for a minimum of 22 additional shipsets, extending deliveries through the end of 2008.

Throughout 2006, the division has continued to work toward increasing operational efficiencies through process improvement and lean initiatives. The Jacksonville facility has clearly benefited from these efforts and is developing a reputation as a lower cost, high quality domestic subcontractor for the aerospace community's prime manufacturers. We are continuing these efforts at both our Jacksonville facility and our PlasticFab facility in Wichita.

PlasticFab began work on three significant new programs during 2006. Early in the year, PlasticFab was awarded a $15.0 million multi-year contract by Spirit AeroSystems for production of the composite flight deck floor for the Boeing 787 Dreamliner and a $20.5 million multi-year contract by Shenyang Aircraft Corporation for the manufacture of metal and composite bonded panels for the same aircraft. During the year, PlasticFab also received a $6.7 million contract award from Sikorsky to manufacture and assemble composite tail rotor pylons for its MH-92 helicopters. In late 2006, PlasticFab shipped its first parts for both the Shenyang and Spirit programs and production on all three of these programs is expected to ramp up during 2007 and 2008. We are working with our customers to ensure that these new contracts are brought on line effectively in order to meet scheduling requirements and customer expectations. We are also focused on attracting and retaining qualified personnel in order to be able to effectively carry out this new work and continue to support our legacy aircraft composite programs.

Fuzing Division

The Fuzing Division had net sales in 2006 of $71.1 million compared to $64.1 million in 2005, a 10.9 percent increase. In September 2006, the division took responsibility for EODC and as a result, the net sales for the Fuzing Division now include EODC sales of $3.4 million for 2006 and $5.7 million for 2005. The increase in sales for 2006 is primarily due to higher production volume and shipments at the Middletown, CT facility for its legacy fuzing programs as well as higher shipments on the advanced FMU-152A/B Joint Programmable Fuze (JPF) program at the Dayron facility. These positive operating results were partially offset by a decrease in sales on the 40MM program due to production interruptions in early 2006 after which production resumed in mid-2006.

Dayron continued to produce fuzes under its contract with the U.S. Air Force for the JPF program. The current total value of JPF contracts awarded by the U.S. Government from inception to date is $116.6 million, which includes the fourth quarter 2006 exercise of Option 4 under this program. This value primarily consists of Options 1 through 4 under the original contract and various contract modifications, including a two-phase facilitization contract modification, additional foreign military sales facilitated by the U.S. Government, as well as a variety of development and engineering contracts, along with special tooling and test equipment. Delivery requirements under Option 1 were completed during mid-2006 and management anticipates delivery of the remaining fuzes under Option 2 in the first quarter of 2007. Planned deliveries for further options that have been exercised under the contract currently extend into late 2008.

Throughout 2006 the division worked through a variety of issues related to the JPF manufacturing process that have in the past resulted in, and may continue to result in, periodic interruptions of program production. The division continues to work on diagnosing and correcting technical issues, strengthening the reliability of its supply chain, and improving material flow on the JPF program in order to meet production requirements. The division also worked on production system improvements throughout the year although the various production interruptions that have sporadically occurred have created operational inefficiencies. Management believes that we have made significant progress on many of these matters and believes most of them are now behind us.

The facilitization program that is currently underway is an important element in improving our quality and efficiency on this program. The two-phase facilitization project will result in, among other things, a second JPF production line at the division's Middletown facility. This program provides us an opportunity to review production workflow to create greater efficiencies. Management expects that the facilitization program will be completed in late 2007. Additionally, as the JPF product has continued to develop in the market, the division is focused on further marketing of the JPF to foreign allied militaries. Management believes that foreign sales are another important element in the ultimate success of the program. Overall, we believe that profitability will improve as progress is made relative to operating efficiencies, as deliveries to the U.S. military increase and as further orders are received from foreign militaries.

The division has two warranty-related matters that primarily impact the FMU-143 program at the Dayron facility. The first item involves a supplier's recall of a switch embedded in certain bomb fuzes. The second item involves bomb fuzes manufactured for the U.S. Army utilizing systems which originated before Dayron was acquired by the company that have since been found to contain an incorrect part. The U.S. Army Sustainment Command (USASC), the procurement agency that administers the FMU-143 contract, had authorized warranty rework in the late 2004/early 2005 timeframe, however Dayron had not been permitted to finish the work due to issues raised by USASC, primarily related to administrative matters and requests for verification of the accuracy of test equipment (which accuracy was subsequently verified). On December 27, 2006, the USASC notified Dayron that it was changing its remedy under the warranty clause from correction of the non-conforming fuzes to an "equitable adjustment" of the contract price in the amount of $6.9 million. Management believes that the USASC is unjustified in attempting to make this change and has responded to that effect to the USASC. The parties are following the procedure established by the contract and if the USASC determines that it will not accept a rework of the fuzes, the company intends to appeal the decision. Additionally, as previously disclosed, in March 2005 the U.S. Attorney's Office for the Middle District of Florida and the Defense Criminal Investigative Service (DCIS) initiated an investigation into the second warranty matter. Dayron has cooperated fully with the authorities, working to resolve the matter in a mutually satisfactory manner. As of the date of this report, Dayron has not received any notification from the authorities regarding resolution of the investigation.

Helicopters Division

The Helicopters Division had net sales in 2006 of $69.9 million compared to $76.7 million in 2005, a decrease of 8.8 percent. The decrease in net sales is primarily due to the sale of four K-MAX aircraft in 2005 compared to only one aircraft sale in 2006, that being the last available K-MAX aircraft. This decrease was partially offset by new work that the Helicopters Division performed for Sikorsky during 2006.

Work continued throughout 2006 on the SH-2G(A) program for Australia. This program involves the remanufacture of eleven helicopters with support, including a support services facility, for the Royal Australian Navy (RAN). The combined contracts have a current anticipated value of $762.6 million. The helicopter production portion of the program is valued at $612.7 million, essentially all of which has been recorded as sales through 2006. The associated in-service support center contract has a current anticipated value of $149.9 million of which 45 percent has been recorded as sales through the end of 2006. The division made significant progress during 2006 toward completion of the requirements of the 1997 production contract with the Commonwealth of Australia by performing Formal Qualification Testing (FQT) of the Integrated Tactical Avionics System (ITAS). During this time, the division also worked with the Commonwealth to resolve previously reported flight safety questions that resulted in grounding of the aircraft early in 2006 and management believes that the cause of the safety concern has been rectified. The Commonwealth also continued to develop additional work scope related to its aircraft certification requirements, which would involve development and testing of new software and hardware requirements for the automatic flight control system. The division has provided a proposal to perform the additional work, which could take up to approximately twenty-nine months.

Meanwhile, the company awaits the result of a previously reported review by the Commonwealth's Minister of Defence regarding the possibility of pursuing an alternative to the Kaman program. The company believes that its program is the most efficient and cost effective method to achieve the RAN's operational needs.

While these activities are ongoing, in January 2007, the Commonwealth also initiated the process that is provided for under the contract to resolve disputes (which would begin with discussions between the parties and could ultimately result in arbitration). The parties subsequently agreed to stop that process and mutually waive, for the present, the expiration of any statute of limitations periods that might be involved in the dispute. The Commonwealth's principal assertions are that the helicopters have not been delivered in a timely manner and the design of the helicopter, particularly the automatic flight control system, is inadequate from a safety perspective. Management believes that its obligations to the Commonwealth under the program are being performed and the design of the SH-2G(A) is safe and proper as demonstrated by the significant operational history of this aircraft type with several countries, including the United States. Management intends to continue its efforts to work with the Commonwealth to develop a satisfactory path forward to complete the SH-2G(A) program, which may include the additional work discussed above.

Continued cost growth on this contract has resulted in a total charge of $9.7 million in 2006 compared to $16.8 million recorded during 2005. This production contract has been in a loss position since 2002. The remaining accrued contract loss as of the end of 2006 is $11.3 million. This contract loss accrual continues to be monitored and adjusted as necessary to reflect the anticipated cost of completing the contract.

The division is also continuing work under a program to provide depot level maintenance for SH-2G(E) helicopters delivered to the government of Egypt during the 1990s. Through December 2006, the total estimated value of the program was $7.3 million and the division had completed work on three of the aircraft. Work on the fourth aircraft commenced in August 2006 and is anticipated to be completed in May 2007. In January 2007, the division received authorization for $1.8 million for depot level maintenance on the fifth aircraft.

In July 2006, the Helicopters Division received a $3.1 million contract modification from the Army Material Research Development and Engineering Command for follow-on work associated with development of the BURRO Unmanned Resupply Helicopter, utilizing the K-MAX. The funding covers work to enhance features of the flight and mission management system and to support BURRO participation in Army demonstrations. Separately, BURRO was selected to participate in an Army-sponsored demonstration at Ft. Benning, Georgia in November 2006, during which promising new technologies were being evaluated for rapid introduction into the Army. The results of the Army’s evaluation are expected in early 2007.

The division continues to support K-MAX helicopters that are operating with customers. At the end of 2006, the division maintained $19.3 million of K-MAX inventory, which consisted of spare parts.

The Helicopters Division began to perform subcontract work for Sikorsky in 2006 involving fuselage joining and installation tasks on the BLACK HAWK helicopter as well as providing certain mechanical subassemblies.

Kamatics

Kamatics (including RWG, the company’s German aircraft bearing manufacturing operation) had net sales of $106.3 million for 2006 compared to $92.2 million in 2005, an increase of 15.2 percent. The increase for 2006 is a result of a higher volume of shipments to our customers in the commercial jet liner market, the commercial aftermarket, regional jet market and the commercial engine market.

Several key customers, including Boeing and Airbus, have been significant contributing factors to Kamatics’ operating results. Kamatics continues to concentrate on maintaining delivery schedules, as well as actively seeking additional sales opportunities and working toward further market penetration. The company's continued focus on process improvement and enhancing operating efficiencies allows it to manage the additional order activity and backlog. Kamatics' shorter lead times and high on-time delivery performance has earned it a reputation as an industry leader in overall delivery performance. In order to meet production requirements, Kamatics added 25,000 square feet of plant space at the Bloomfield site during the fourth quarter, representing an approximate 20 percent increase in production space. An additional 10,000 square feet is under construction for occupancy in the second quarter of 2007.

In December 2006, Kamatics was awarded the Pratt & Whitney Gold Supplier Award. Kamatics is one of only nine Pratt & Whitney Gold Supplier companies worldwide ever to have received this recognition.

OTHER AEROSPACE SEGMENT MATTERS

As previously reported, a jury verdict was reached on May 17, 2006 in the company's breach of contract suit against the University of Arizona. The jury found in favor of Kaman on its claim that the University breached the contract between the parties and also found in favor of Kaman and against the University on the University's counterclaim for breach of contract. No damages were awarded to either party. The University has appealed the jury verdict to the Arizona Court of Appeals and management currently expects a decision from the court of appeals sometime during 2007.

On July 31, 2006, the company submitted an Offer to Purchase (OTP) to the U.S. Navy Air Systems Command (NAVAIR) and the General Services Administration to purchase the portion of the Bloomfield site that the company currently leases from NAVAIR and has operated for several decades for the principal purpose of performing U.S. government contracts. Currently, the OTP is valid through July 31, 2007 and is subject to negotiation of terms mutually acceptable to the company and the government that include, in consideration for the transfer of title, the company's assumption of responsibility for environmental remediation at the facility as necessary to meet the requirements of state law that will apply upon the transfer. As of the date of this report, the company is in discussions with the government regarding these terms and the company anticipates that the process may take several more months. Thereafter, upon completion of the government's final approval processes and requirements, the company anticipates that transfer of title to the property will occur. In preparation for this, the company is in discussions with the Connecticut Department of Environmental Protection (CTDEP) in order to define the scope of such remediation.

INDUSTRIAL DISTRIBUTION SEGMENT

The Industrial Distribution segment experienced record sales of $665.4 million for 2006 compared to $621.9 million in 2005, an increase of 7.0 percent. Calendar year 2006 was the third consecutive year of record sales for this segment. The increase in sales was primarily due to steady growth in all the regions and most of the markets in which the segment participates with the strongest performance related to continued strength in the mining, chemical and energy sectors in the West region. The Central and East regions generated steady growth throughout the year specifically in the food processing industry and the original equipment manufacturing (OEM) sectors.

In 2006, the segment experienced record operating income for the second consecutive year. The increase in operating income was primarily driven by the 7.0 percent increase in sales volume, which generated an additional $7.7 million of operating income. Further margin improvements as a result of a variety of margin control programs and higher rebate income for 2006 also contributed to the increase year over year. Higher personnel costs related to salary increases as well as additions to headcount due to branch openings and increased pension expense offset these improvements to some extent. The increase in operating income for 2005 was also largely driven by an increase in sales volume (6.9 percent), which resulted in an additional $8.3 million in operating income. Additionally, for both 2006 and 2005 favorable economic conditions, new national accounts and continued focus on operating efficiencies were factors in achieving these record results.

Because of the segment's diverse customer base, its performance tends to track the U.S. Industrial Production Index. We are therefore affected, to a large extent, by the overall business climate of our customer industries, which includes plant capacity utilization levels and the effect of pricing spikes or supply interruptions for basic commodities such as steel and oil. The Industrial Production Index remained stable during 2006 although there are signs of softening in various industries including the building and automotive industries. Global demand for basic materials such as scrap steel, coal, cement and copper continued to outpace supply in 2006, which resulted in longer lead times and impacted our ability to provide certain products to our customers.

In order to meet the demands of our customers, we need to stay focused on maintaining competitive pricing as well as provide value added services that save our customers money and time while helping them become more efficient and productive. Our strategy to accomplish this is through offering solutions for inventory management control procedures, process improvements, e-commerce capabilities and customer production enhancements. The segment's size and scale of operations also allows us to realize internal operating efficiencies as well as take strategic advantage of vendor incentives in the form of rebates. Management believes that we have the appropriate platforms, including technology, systems management and customer and supplier relationships, to compete effectively in our portion of the highly diversified industrial distribution industry. We are currently working to further improve our technology in order to continue to meet our customers’ growing needs. It is important that we have the appropriate qualified personnel to undertake these challenges and capitalize on opportunities and we continue to work at attracting and retaining well-qualified people.

Our business is one in which the three leading participants, including Kaman, are all adding market share due to both consolidation in the ranks of distributors and the inclination of the larger manufacturers to concentrate their purchases through national account arrangements. During 2006, the segment was awarded new business with two prestigious, nationally known companies. One of these new accounts is expected to become one of the segment's largest. The segment also succeeded in renewing all of its major agreements that were due to expire during the year.

In 2006, new branches were opened in Austin, Texas; Greenville, South Carolina; LaGrange, Georgia; and Topeka, Kansas. In 2007, we have plans for several more branches, partially as a result of the new accounts mentioned above, that will further expand our geographic footprint. We also continue to look for additional business opportunities in new markets, particularly the coal mining, oil exploration and petroleum production industries. Additionally, we continue to explore for potential acquisition candidates. Our long-term strategy is to grow the segment by expanding into additional areas that enhance our ability to compete for large regional and national customer accounts. By so doing, we will more clearly establish our business as one that can provide all levels of service to our customers who are continually focused on streamlining of purchasing operations and consolidation of supplier relationships.

MUSIC SEGMENT

Net sales for 2006 were $214.8 million, including $52.6 million from Musicorp, compared to $191.3 million in 2005, including $28.7 million from Musicorp. Excluding Musicorp sales for 2006, the segment's net sales would have remained relatively flat compared to prior year. During 2006, there was a general softening in the market primarily driven by depressed consumer spending.

Operating income for the Music segment decreased 11.2 percent for 2006 compared to 2005, in part due to the effect of the soft market on the overall business and in part due to costs associated with consolidating Musicorp into the segment. During 2006, the segment also experienced an increase in bad debt expense due to customer bankruptcies that occurred during the year.

2006 was a challenging year for most businesses that participate in the Music industry as it is strongly affected by consumer sentiment and, overall for the year, consumer confidence was down due to a variety of factors. These factors include higher gas prices, higher interest rates on housing and credit cards, higher credit card minimum payments, and a slowing in the housing market. These events have led to lower discretionary income and thus lower consumer spending. In addition, the trend of consolidation in the retail market continued as the large retail chains continued to grow and smaller retailers appeared to be losing market share to them. There also appears to be an emerging trend involving non-musical instrument retailers selling lower end musical products that has created additional competition in an already challenging industry and an increasing prevalence in use of the Internet to sell used musical instruments. These trends may have also had a negative effect on musical instrument retailer sales with the mid to smaller sized customers seeming to be the most affected. However, the recent bankruptcies by two of the segment’s national retailers appear to be an indicator that even the larger national retailers are at risk in this slow consumer spending market.

A principal strategy of the segment over the past several years has been to add popular premier branded products that can be brought to market exclusively by the segment to build upon our market position. During 2006, the segment converted our distribution agreement with Sabian Cymbals into an exclusive contract, expanding an important product offering to proprietary brand status and effective January 1, 2007, Elixir Strings selected the segment as its exclusive U.S. distributor. The added value that we bring as the largest independent distributor of musical instruments and accessories in the United States has allowed us to secure such arrangements.

2006 marked the first full year of Musicorp operations as part of the Music segment. Throughout the year, the segment made significant progress in its efforts to reduce redundant costs in order to maintain profitability. Management believes that the effect of these efforts will be more fully realized in 2007 and thereafter. The closing of the Dallas location, the final warehouse scheduled to be closed at this time, will occur in March 2007. The segment is now focused on cross selling its premier, proprietary products, including Sabian Cymbals and Elixir Strings, to the Musicorp customer base.

As discussed above, the continued industry trend toward consolidation in the retail market has led to growth in the very large retail chains. The concentration of sales to these large customers is increasing and this has led to increased pricing pressures. Management’s strategy has been to build upon its competitive advantages by creating and maintaining industry-leading distribution systems and the computerized business-to-business capabilities that large national retailers increasingly require. Although our national accounts are an important contributor to our sales volume, the segment also continues to support its traditional base of mid to small retailers. We currently offer a proprietary software system link to our inventories for our customer base of several thousand retailers ranging from the industry’s largest national chains to the smallest neighborhood music stores.

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

The Certificate of Incorporation, Bylaws, Governance Principles and all Board of Directors' standing Committee Charters (including Audit, Corporate Governance, Personnel & Compensation and Finance) are also located on the company's website in the Corporate - Corporate Governance section.

FINANCIAL INFORMATION

Information concerning each segment's performance for the last three fiscal years is included in the Segment Information section of the 2006 Annual Report to Shareholders (Exhibit 13 to this Form 10-K) and such section is incorporated herein by reference.

PRINCIPAL PRODUCTS AND SERVICES

Following is information for the three preceding fiscal years concerning the percentage contribution of each business segment's products and services to the company's consolidated net sales:

	Years Ended December 31
	2004	2005	2006
Aerospace	25.4%	26.1%	27.0%
Industrial Distribution	58.5%	56.5%	55.2%
Music	16.1%	17.4%	17.8%
Total	100.0%	100.0%	100.0%

RESEARCH AND DEVELOPMENT EXPENDITURES

Aerospace segment government sponsored research expenditures (which are included in cost of sales) were $4.4 million in 2006, $7.0 million in 2005, and $5.9 million in 2004. Independent research and development expenditures (which are included in selling, general and administrative expenses) were $3.4 million in 2006, $2.7 million in 2005, and $4.0 million in 2004.

BACKLOG

Program backlog of the Aerospace segment was approximately $450.6 million as of December 31, 2006, $373.9 million at December 31, 2005, and $309.6 million at December 31, 2004.

The company anticipates that approximately 63% of its backlog at the end of 2006 will be performed in 2007. Approximately 53.2% of the backlog at the end of 2006 is related to U.S. Government contracts or subcontracts, which are included in backlog to the extent that the government orders are firm but not yet funded or contracts that are awarded but not yet signed. Virtually all of these government contracts or subcontracts have been signed.

GOVERNMENT CONTRACTS

During 2006, approximately 94% of the work performed by the company directly or indirectly for the U.S. government was performed on a fixed-price basis and the balance was performed on a cost-reimbursement basis. Under a fixed-price contract, the price paid to the contractor is negotiated at the outset of the contract and is not generally subject to adjustment to reflect the actual costs incurred by the contractor in the performance of the contract. Cost reimbursement contracts provide for the reimbursement of allowable costs and an additional negotiated fee.

The company's U.S. government contracts and subcontracts contain the usual required provisions permitting termination at any time for the convenience of the government with payment for work completed and associated profit at the time of termination.

COMPETITION

Overall, the Aerospace segment operates in a competitive environment with many other domestic and foreign organizations. The Aerospace segment is also affected by the political and economic circumstances of its potential foreign customers. The Aerostructures Division competes for aircraft structures and components business on the basis of price, product quality, and the division’s past performance. Competitors for this business also include small machine shops and offshore manufacturing facilities. The Fuzing Division competes for its business primarily on the basis of technical competence, product quality, price, its experience as a developer and manufacturer of such products for particular applications and the availability of facilities, equipment and personnel. The Helicopters Division competes on the basis of price, performance, its experience as a manufacturer of helicopters, the quality of its products and services, and the availability of facilities and equipment to perform subcontract services. Kamatics competes for its specialty aircraft bearing business based on quality and proprietary knowledge, product endurance, and special performance characteristics.

The Industrial Distribution segment competes for business with several other national distributors, two of which are substantially larger, and with many regional and local organizations. In addition, the segment competes with low-cost industrial products manufactured off shore and introduced into the U.S. market from a number of sources. Competitive forces have intensified due to the increasing importance of large national and North American accounts and the increasing consolidation in supplier relationships.

The Music segment competes with many domestic and foreign distributors and emerging trends involving non-musical instrument retailers selling lower end musical products as well as the increasing prevalence of Internet use to sell used musical instruments are also increasing competition. Certain musical instrument products manufactured by the segment are subject to competition from U.S. and foreign manufacturers as well. The segment competes in these markets on the basis of service, price, performance, and inventory variety and availability. The segment also competes on the basis of quality and market recognition of its music products and has established trademarks and trade names under which certain of its music products are produced (as well as under private label manufacturing in a number of foreign countries) and exclusive distribution agreements with other manufacturers of recognized trademarked products.

Please also refer to the discussion in Item 1A (Risk Factors).

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking information relating to the company's business and prospects, including the Aerospace, Industrial Distribution and Music businesses, operating cash flow, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of competitions for government programs and thereafter contract negotiations with government authorities, both foreign and domestic; 2) political conditions in countries where the company does or intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) domestic and foreign economic and competitive conditions in markets served by the company, particularly defense, commercial aviation, industrial production and consumer market for music products; 5) satisfactory completion of the Australian SH-2G(A)program, including resolution of the current contract dispute with the Commonwealth; 6) receipt and successful execution of production orders for the JPF U.S. government contract including the exercise of all contract options and receipt of orders from allied militaries, as both have been assumed in connection with goodwill impairment evaluations; 7) in the EODC/University of Arizona litigation, successful defeat of the University’s appeal of the jury verdict in the company’s favor; 8) satisfactory resolution of i) the company’s dispute with the U.S. Army procurement agency relating to warranty work for the FMU-143 program and ii) the 2005 DCIS investigation of that program; 9) satisfactory results of negotiations with NAVAIR concerning purchase of the company's leased facility in Bloomfield, Conn.; 10) continued support of the existing K-MAX helicopter fleet, including sale of existing K-MAX spare parts inventory and in 2007, availability of a redesigned clutch assembly system; 11) cost growth in connection with environmental remediation activities at the Moosup facility and such potential activities at the Bloomfield facility; 12) profitable integration of acquired businesses into the company's operations; 13) changes in supplier sales or vendor incentive policies; 14) the effect of price increases or decreases; 15) pension plan assumptions and future contributions; 16) future levels of indebtedness and capital expenditures; 17) continued availability of raw materials in adequate supplies; 18) the effects of currency exchange rates and foreign competition on future operations; 19) changes in laws and regulations, taxes, interest rates, inflation rates, general business conditions and other factors; and 20) other risks and uncertainties set forth in the company's annual, quarterly and current reports, and proxy statements. Any forward-looking information provided in this report should be considered with these factors in mind. The company assumes no obligation to update any forward-looking statements contained in this report.

EMPLOYEES

As of December 31, 2006, the company employed 3,906 individuals throughout its business segments and corporate headquarters as follows:

Aerospace	1,735
Industrial Distribution	1,625
Music	504
Corporate Headquarters	42
Total	3,906

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

These patents are allocated among the company's business segments as follows:

	U.S. PATENTS		FOREIGN PATENTS
Segment	Issued	Pending	Issued	Pending

Aerospace	34	4	8	4
Industrial Distribution	0	0	0	0
Music	26	0	45	16
Total	60	4	53	20

Registered trademarks of Kaman Corporation include Adamas, Applause, Hamer, KAflex, KAron, K-MAX, Magic Lantern, Musicorp, Ovation, LP, Genz Benz, Takamine and Latin Percussion. In all, the company maintains 353 U.S. and foreign trademarks with 35 applications pending, most of which relate to music products in the Music segment.

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

Such studies and investigations are ongoing at the company's Bloomfield, and Moosup, Conn. facilities with voluntary remediation activities also being undertaken at the Moosup facility. The company has cooperated with the U.S. Government in the environmental studies required to be undertaken by the Government in connection with the Government’s proposed sale of its Bloomfield facility to the company, which is discussed above in Item 1 (Other Aerospace Segment Matters) and in Item 2 (Properties). As a result of such studies, the company is in the process of identifying various voluntary remediation activities that it would agree to undertake in connection with a completed purchase of the facility. These activities relate to items that may be required under Connecticut law upon a legal transfer of the property’s ownership. Based upon its current knowledge, the company is unable to determine at this time the ultimate effect that resolution of this transaction may have upon the future financial condition of the company.

Also, in preparation for disposition of the Moosup facility, the company has sought and obtained the conditional approval of the CTDEP to a reclassification of the groundwater in the vicinity to be consistent with the industrial character of the area. The company has substantially completed work related to such ground water reclassification (including connection of certain neighboring properties to public drinking water) in coordination with CTDEP and local authorities. The company anticipates that the project will be completed in 2007.

With respect to all other matters which may currently be pending, in the opinion of management, based on the company’s analysis of relevant facts and circumstances, compliance with relevant environmental protection laws is not likely to have a material adverse effect upon the company’s capital expenditures, earnings or competitive position. In arriving at this conclusion, the company has taken into consideration site-specific information available regarding total costs of any work to be performed, and the extent of work previously performed. Where the company has been identified as a “potentially responsible party” (PRP) by environmental authorities at a particular site, the company, using information available to it, also has reviewed and considered a number of other factors, including: (i) the financial resources of other PRPs involved in each site, and their proportionate share of the total volume of waste at the site; (ii) the existence of insurance, if any, and the financial viability of the insurers; and (iii) the success others have had in receiving reimbursement for similar costs under similar insurance policies issued during the periods applicable to each site.

FOREIGN SALES

Of the company’s 2006 sales, 14.1 percent were made to customers located outside the United States. During 2006, the company continued its efforts to develop international markets for its products and foreign sales (including sales for export). The company also continued to perform work under contracts with the Commonwealth of Australia for the supply of retrofit SH-2G helicopters. Additional information required by this item is included in the Segment Information section of the company's 2006 Annual Report to Shareholders (Exhibit 13 to this Form 10-K) which section is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to, those set forth below, any one of which could cause our actual results to vary materially from recent results or anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion in “Forward Looking Statements” in Item 1 of this Form 10-K and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in our 2006 Annual Report to Shareholders (Exhibit 13 to this Form 10-K).

Our financial performance is dependent on the conditions of the aerospace industry.

The Aerospace segment generated 27 percent of our revenues in 2006. The segment results are directly tied to the economic conditions in the commercial aviation and defense industries. The aviation industry tends to be cyclical, and capital spending by airlines and aircraft manufacturers may be influenced by a variety of factors including current and predicted traffic levels, aircraft fuel pricing, labor issues, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, worldwide airline profits and backlog levels. Additionally, a significant amount of work that we perform under contract tends to be for a few large customers.

Changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled which could put a part of our backlog at risk.

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

For long-term contracts in the Aerospace segment, we generally recognize sales and income based on the percentage-of-completion method of accounting which allows for recognition of revenue as work on a contract progresses. We recognize sales and profit based upon either (1) the cost-to-cost method,in which profit is recorded based upon a ratio of costs incurred to estimated total costs to complete the contract, or (2) the units-of-delivery method, in which sales are recognized as deliveries are made and cost of sales is computed on the basis of the estimated ratio of total cost to total sales.

The percentage-of-completion method requires that we estimate future revenues and costs over the life of a contract. Revenues are estimated based upon the original contract price, with consideration being given to exercised contract options, change orders and in some cases projected customer requirements. Contract costs may be incurred over a period of several years, and the estimation of these costs requires significant judgment based upon the acquired knowledge and experience of program managers, engineers, and financial professionals. Estimated costs are based primarily on anticipated purchase contract terms, historical performance trends, business base and other economic projections. The complexity of certain programs as well as technical risks and the availability of materials and labor resources could affect the company’s ability to estimate future contract costs. Additional factors that could affect recognition of revenue under the percentage-of-completion method include:

•	accounting for start-up costs
•	the effect of non-recurring work
•	delay in contract start-up
•	transition of work from the customer or other vendors
•	claims or unapproved change orders
•	product warranty issues
•	delay in completion of certain programs for which inventory has been built up
•	accrual of contract losses

Because of the significance of the judgments and estimation processes, it is likely that materially different sales and profit amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance.

We are continuing to work on the Australia SH-2G(A) program for the Royal Australian Navy but thus far have not delivered the first fully capable aircraft.

Since 1997, the company has been working on the production portion of the SH-2G(A) program for the Royal Australian Navy (RAN). This program involves the remanufacture of eleven helicopters with support, including a support services facility, for the RAN. The combined contracts have a current anticipated value of $762.6 million. The helicopter production portion of the program is valued at $612.7 million, essentially all of which has been recorded as sales through 2006. The associated in-service support center contract has a current anticipated value of $149.9 million of which 45 percent has been recorded as sales through the end of 2006.

During the year, the company made significant progress toward completion of the requirements of the 1997 production contract with the Commonwealth of Australia by performing FQT of the ITAS. During this time, the company also worked with the Commonwealth to resolve previously reported flight safety questions that resulted in grounding of the aircraft early in 2006 and management believes that the cause of the safety concern has been rectified. The Commonwealth also continued to develop additional work scope related to its aircraft certification requirements, which would involve development and testing of new software and hardware requirements for the automatic flight control system. The division has provided a proposal to perform the additional work, which could take up to approximately twenty-nine months.

Meanwhile, the company awaits the result of a previously reported review by the Commonwealth's Minister of Defence regarding the possibility of pursuing an alternative to the Kaman program. The company believes that its program is the most efficient and cost effective method to achieve the Royal Australian Navy's operational needs.

While these activities are ongoing, in January 2007, the Commonwealth also initiated the process that is provided for under the contract to resolve disputes (which would begin with discussions between the parties and could ultimately result in arbitration). The parties subsequently agreed to stop that process and mutually waive, for the present, the expiration of any statute of limitations periods that might be involved in the dispute. The Commonwealth's principal assertions are that the helicopters have not been delivered in a timely manner and the design of the helicopter, particularly the automatic flight control system, is inadequate from a safety perspective. Management believes that its obligations to the Commonwealth under the program are being performed and the design of the SH-2G(A) is safe and proper as demonstrated by the significant operational history of this aircraft type with several countries, including the United States. Management intends to continue its efforts to work with the Commonwealth to develop a satisfactory path forward to complete the SH-2G(A) program, which may include the additional work discussed above.

Our U.S. Government programs are subject to unique risks.

The company has several significant long-term contracts either directly with the U.S. government or where it is the ultimate customer, including the Sikorsky BLACK HAWK cockpit program, the JPF program, and the Boeing C-17 program. These contracts are subject to unique risks, some of which are beyond our control. Examples of such risks would include:

•
 The U.S. Government may modify, curtail or terminate our contracts. The U.S. Government may modify, curtail or terminate its contracts and subcontracts at its convenience without prior notice, upon payment for work done and commitments made at the time of termination. Modification, curtailment or termination of our major programs or contracts could have a material adverse effect on our future results of operations and financial condition.

•
Our U.S. Government business is subject to specific procurement regulations and other requirements. These requirements, although customary in U.S. Government contracts, increase our performance and compliance costs. These costs might increase in the future, reducing our margins, which could have a negative effect on our financial condition. Failure to comply with these regulations and requirements could lead to suspension or debarment, for cause, from U.S. Government contracting or subcontracting for a period of time and could have a negative effect on our reputation and ability to procure other U.S. Government contracts in the future.

•
Our contract costs are subject to audits by U.S. Government agencies. The costs we incur on our U.S. Government contracts, including allocated indirect costs, may be audited by U.S. Government representatives. These audits may result in adjustments to our contract costs. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and such costs already reimbursed must be refunded. We normally negotiate with the U.S. Government representatives before settling on final adjustments to our contract costs. We have recorded contract revenues based upon costs we expect to realize upon final audit. However, we do not know the outcome of any future audits and adjustments and we may be required to reduce our revenues or profits upon completion and final negotiation of these audits. If any audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government.

•
Our business is subject to potential U.S. Government inquiries and investigations. We are from time to time subject to certain U.S. Government inquiries and investigations of our business practices due to our participation in government contracts. Such inquiry or investigation could have a material adverse effect on our results of operations and financial condition.

The price volatility and availability of raw material could increase our operating costs and adversely impact our profits.

We rely on foreign and domestic suppliers and commodity markets to secure raw materials used in many of the products we manufacture within the Aerospace segment or sell within our Industrial Distribution and Music segments. This exposes us to volatility in the prices and availability of raw materials. In some instances, we depend upon a single source of supply. A disruption in deliveries from our suppliers, price increases, or decreased availability of raw materials or commodities, could adversely affect our ability to meet our commitments to customers. This could also have an impact on our operating costs as well as our operating income. We try to base our supply management process on an appropriate balancing of the foreseeable risks and the costs of alternative practices. We also try to pass on increases in our costs but our ability to do so depends on contract terms and market conditions. Raising our prices could result in decreased sales volume, which could significantly reduce our profitability. All of these factors may have an adverse effect on our results of operations or financial condition.

We may make acquisitions or investments in new businesses, products or technologies that involve additional risks, which could disrupt our business or harm our financial condition or results of operations.

As part of our business strategy, we have made, and expect to continue to make, acquisitions of businesses or investments in companies that offer complementary products, services and technologies. Such acquisitions or investments involve a number of risks, including:

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

Our financial results may be affected by the outcome of legal proceedings and other contingencies that cannot be predicted. In accordance with generally accepted accounting principles, if a liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time, we will make an estimate of material loss contingencies and establish reserves based on our assessment. Subsequent developments in legal proceedings may affect our assessment. The estimates of the loss contingency recorded in our financial statements could adversely affect our results of operations in the period in which a liability would be recognized. This could also have an adverse impact on our cash flows in the period during which damages would be paid. As of December 31, 2006, the company does not have any loss contingency recorded, as we do not believe that we have met the criteria to establish such a liability for any pending matter.

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

During 2006, foreign sales were 14.1 percent of our total revenues. If our customers’ buying patterns, including decision-making processes, timing of expected deliveries and timing of new projects, unfavorably change due to economic or political conditions, there could be an adverse effect on our business. Other potential risks inherent in our foreign business include:

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

The company owns or leases approximately 4,081 thousand square feet of space throughout the United States and in Australia, Canada, Germany, Mexico and Taiwan, distributed as follows:

SEGMENT	SQUARE FEET
(in thousands as of 12/31/06)
Aerospace	1,817
Industrial Distribution	1,464
Music	760
Corporate Headquarters	40
Total	4,081

The Aerospace segment's principal facilities in the U.S. are located in Connecticut, Florida, and Kansas and its principal foreign locations are in Australia and Germany. These facilities are used for manufacturing, engineering and office purposes. The company occupies 133 thousand square feet of space in Wichita, Kansas under a lease agreement with a term scheduled to expire in March, 2015. The company also occupies a facility in Nowra, New South Wales, Australia under a contract expiring September 30, 2012. Approximately 500 thousand square feet of space listed above is attributable to the Aerospace segment facility located in Moosup, Connecticut, which was closed in 2003.

The U.S. Government owns 154 thousand square feet of the space occupied by Kaman Aerospace Corporation in Bloomfield, Connecticut in accordance with a Facilities Lease Agreement which is presently scheduled to expire on March 31, 2007. The company continues to work with NAVAIR and the General Services Administration toward arriving at an agreement for the company’s purchase of the facility. The company has submitted an offer to NAVAIR and the General Services Administration detailing its proposal, which includes, as consideration for such purchase, the company undertaking certain environmental remediation activities that may be legally required under Connecticut law in the event of a sale of the property. The government has indicated its intention to grant a 180-day extension of the lease term as negotiations continue.

The Industrial Distribution segment's facilities are located throughout the United States with principal facilities located in Alabama, California, Connecticut, New York, Kentucky, Utah and Wisconsin. Additional Industrial Distribution segment facilities are located in Mexico and Ontario and British Columbia, Canada. These facilities consist principally of regional distribution centers, branches and office space.

The Music segment's principal facilities in the United States are located in Arizona, Connecticut, California, Kentucky, South Carolina, Tennessee and Texas. Additional Music facilities are located in Ontario, Canada and Taipei, Taiwan. These facilities consist principally of regional distribution centers and office space. Also included are facilities used for manufacturing music instruments.

The company occupies a 40 thousand square foot Corporate headquarters building in Bloomfield, Connecticut.

The company's facilities are generally suitable for, and adequate to serve, their intended uses. Within the Aerospace segment, the above-referenced Moosup manufacturing facility was closed in 2003 and is awaiting disposition.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

The company’s Common Stock is traded on the NASDAQ Global Market under the symbol "KAMN”.

HOLDERS OF COMMON STOCK

As of February 1, 2007, there were 4,439 registered holders of the company's Common Stock.

INVESTOR SERVICES PROGRAM

Holders of the company’s Common Stock are eligible to participate in the Mellon Investor Services Program administered by Mellon Bank, N.A. The program offers a variety of services including dividend reinvestment. A booklet describing the program may be obtained by contacting Mellon at (800) 227-0291 or via the web at www.melloninvestor.com.

QUARTERLY COMMON STOCK INFORMATION
	High	Low	Close	Dividend
2006
First	$25.45	$18.91	$25.16	$.125
Second	25.69	15.52	18.20	.125
Third	19.00	17.25	18.01	.125
Fourth	24.50	17.70	22.39	.125
2005
First	$13.38	$10.95	$12.45	$.11
Second*	18.17	11.54	18.04	.125
Third	24.48	17.47	20.45	.125
Fourth	23.95	17.10	19.69	.125

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

ISSUER PURCHASES OF EQUITY SECURITIES

(a) Sales of Equity Securities; Conversion of Convertible Debentures

During the fourth quarter ended December 31, 2006, holders of the company’s 6% Convertible Subordinated Debentures Due 2012 converted a total of 25 such debentures into an aggregate of 1,070 shares of the company’s common stock. The company received no cash consideration for the issued shares which were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended, contained in Section 3(a)(9) of such Act.

(b) In November 2000, the company's board of directors approved a replenishment of the company's stock repurchase program providing for repurchase of an aggregate of 1.4 million shares of Common Stock for use in administration of the company's stock plans and for general corporate purposes. The following table provides information about purchases of Common Stock by the company during the three months ended December 31, 2006:

			Total Number
			of Shares	Maximum
			Purchased as	Number of
	Total		Part of	Shares That
	Number	Average	Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Plan	the Plan

9/30/06-
10/27/06	-	-	269,611	1,130,389

10/28/06-
11/24/06	-	-	269,611	1,130,389

11/25/06-
12/31/06	-	-	269,611	1,130,389

PERFORMANCE GRAPH

Following is a comparison of the company’s total shareholder return for the period 2001 - 2006 compared to the S&P 600 Small Cap Index, the Russell 2000 Small Cap Index, and the NASDAQ Non-Financial Composite Index. The performance graph does not include a published industry or line-of-business index or peer group of similar issuers because the company is in three major distinct lines of business and does not believe a meaningful such index or peer group can be reasonably identified. Accordingly, as permitted by regulation, the graph includes the S&P 600 Small Cap Index, the Russell 2000 Small Cap Index, both of which are comprised of issuers with generally similar market capitalizations to that of the company, and the NASDAQ Non-Financial index calculated by the exchange on which company shares are traded.

	2001	2002	2003	2004	2005	2006
Kaman	100	73.3	87.2	89.6	137.8	158.3
S&P 600	100	83.7	117.4	140.5	149.8	170.8
Russell 2000	100	79.2	114.0	133.7	137.8	161.2
NASDAQ Non Financial	100	65.8	100.01	108.6	111.1	121.9

ITEM 6.	SELECTED FINANCIAL DATA

Information required by this item is included in the Five-Year Selected Financial Data section of the company's 2006 Annual Report to Shareholders (Exhibit 13 to this Form 10-K) and that section is incorporated herein by reference.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is included in the Management's Discussion and Analysis section of the company's 2006 Annual Report to Shareholders (Exhibit 13 to this Form 10-K) and that section is incorporated herein by reference.

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

The company's interest rate risk is derived primarily from our outstanding variable rate revolving credit facilities. The principal facility is a $150 million revolving credit agreement that expires August 4, 2010. This credit facility was recently increased to $200 million in January 2007. The other facilities, established for foreign operations, are comparatively insignificant in amount. Changes in market interest rates or the company's credit rating would impact the interest rates on these facilities. A change of one percentage point in the interest rate applicable to the company’s $58.0 million of variable-rate credit facilities debt at December 31, 2006 would result in a fluctuation of approximately $0.6 million in the company’s annual interest expense and thus pre-tax earnings.

Foreign Currency:

The company has manufacturing, sales, and distribution facilities in various locations throughout the world. As a result, the company makes investments and conducts business transactions denominated in foreign currencies, including the U.S. dollar, the European Euro, the Japanese yen, the Canadian dollar, the Mexican peso, the Taiwan dollar, and the Australian dollar. The company manages foreign currency exposures that are associated with committed foreign currency purchases and sales and other assets and liabilities created in the normal course of business at the subsidiary operations level. Sometimes the company may, through the use of forward contracts, hedge the price risk associated with committed and forecasted foreign denominated payments and rates. Historically the use of these forward contracts has been minimal. The company does not use derivatives for speculative or trading purposes.

Additionally the company maintains a euro note facility, which qualifies and has been designated as, an effective hedge against the investment in our German subsidiary. Throughout 2006, the euro has been stronger than the U.S. dollar, which has resulted in foreign currency gains for this subsidiary. The euro note has acted as an effective hedge against currency gains or losses.

Total foreign sales, including foreign export sales, averaged approximately $154.5 million over the last three years. More than half of our foreign sales are to Europe or Canada. Due to relatively small amount of foreign sales compared to total consolidated net sales, less than 15%, management believes that any near term changes in currency exchange rates would not have a material effect on the company’s financial position.

Commodity Prices:

The company is exposed to volatility in the price of raw materials used in certain manufacturing operations as well as a variety of items procured for its distribution businesses. These raw materials include, but are not limited to, aluminum, titanium and other specialty metals. The company manages its exposure related to these price changes through strategic procurement and sales practices.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is included in the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Selected Quarterly Financial Data sections of the company's 2006 Annual Report to Shareholders (Exhibit 13 to this Form 10-K) and such sections are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The company has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2006, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

(b) Internal Control Over Financial Reporting. The company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006.

In 2005, the company’s Music Segment acquired the business of Musicorp through an asset purchase. The company did not include Musicorp in its assessment of the effectiveness of the company's internal controls over financial reporting as of December 31, 2005. Musicorp's internal controls over financial reporting have been incorporated in the company's assessment of internal controls over financial reporting as of December 31, 2006. Musicorp's internal controls over financial reporting have been incorporated in a manner consistent with the company's other consolidated entities in the company's assessment of internal controls over financial reporting as of December 31, 2006.

In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Management concluded that based on its assessment, the company’s internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Exhibit 13 to this Form 10-K.

(c) Changes in Internal Control Over Financial Reporting. Management of the company has evaluated, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, changes in the company’s internal controls over financial reporting during 2006.

During the fourth quarter ended December 31, 2006, management made changes to the internal controls over financial reporting that were improvements to the internal controls. These changes did not have a material effect, nor are they reasonably likely to have a material effect, on our internal controls over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All information under this caption, except for the list of executive officers of the company set forth below, may be found in the company’s proxy statement to be delivered to stockholders in connection with the Annual Meeting of Shareholders to be held on April 17, 2007 (the “Proxy Statement”) and such information is incorporated in this report by reference.

Executive Officers

The company’s executive officers as of the date of this report are as follows:

T. Jack Cahill	Mr. Cahill, 58, has been President of Kaman Industrial Technologies Corporation, a subsidiary of the company, since 1993. He has held various positions with the company since 1975.
Candace A. Clark	Ms. Clark, 52, has been Senior Vice President, Chief Legal Officer and Secretary since 1996. Ms. Clark has held various positions with the company since 1985.
Ronald M. Galla	Mr. Galla, 55, has been Senior Vice President and Chief Information Officer since 1995. Mr. Galla has been director of the company's Management Information Systems since 1984.
Robert M. Garneau	Mr. Garneau, 62, has been Executive Vice President and Chief Financial Officer since 1995. Mr. Garneau has held various positions with the company since 1981.
Russell H. Jones
Mr. Jones, 62, has been Senior Vice President, Chief Investment Officer, and Treasurer since 2003. Prior to that he served as Vice President and Treasurer. He has held various positions with the company since 1973.

John C. Kornegay	Dr. Kornegay, 57, has been President of Kamatics Corporation, a subsidiary of the company, since 1999. He has held various positions with Kamatics Corporation since 1988.
Paul R. Kuhn	Mr. Kuhn, 65, has been a Director since 1999. He has been President and Chief Executive Officer of the company since August 1999 and was appointed to the additional position of Chairman in 2001.
Robert H. Saunders, Jr.	Mr. Saunders, 65, has been President of Kaman Music Corporation, a subsidiary of the company, since 1998. He has held various positions with the company since 1995.

Each executive officer holds office for a term of one year and until his or her successor is duly appointed and qualified, in accordance with the company’s Bylaws.

ITEM 11.	EXECUTIVE COMPENSATION

The information under this caption in the Proxy Statement is incorporated in this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The information under this caption in the Proxy Statement is incorporated in this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under this caption in the Proxy Statement is incorporated in this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under this caption in the Proxy Statement is incorporated in this report by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS.
See Item 8 concerning financial statements appearing as Exhibit 13 to this Form 10-K.

(a)(2) FINANCIAL STATEMENT SCHEDULES.
An index to the financial statement schedules immediately precedes such schedules.

(a)(3) EXHIBITS.
An index to the exhibits filed or incorporated by reference immediately precedes such exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bloomfield, State of Connecticut, on this 1st day of March 2007.

KAMAN CORPORATION (Registrant)
By:	/s/ Paul R. Kuhn
Paul R. Kuhn
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title:	Date:
/s/ Paul R. Kuhn
Paul R. Kuhn	Chairman, President and Chief Executive Officer	March 1, 2007

/s/ Robert M. Garneau
Robert M. Garneau	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2007

/s/ Paul R. Kuhn
Paul R. Kuhn		March 1, 2007
Attorney-in-Fact for:

Robert Alvine	Director
Brian E. Barents	Director
E. Reeves Callaway III	Director
John A. DiBiaggio	Director
Karen M. Garrison	Director
Edwin A. Huston	Director
Eileen S. Kraus	Director
Richard J. Swift	Director

KAMAN CORPORATION AND SUBSIDIARIES

Index to Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Financial Statement Schedules:

Schedule V - Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Kaman Corporation:

Under date of March 1, 2007, we reported on the consolidated balance sheets of Kaman Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2006, management’s assessment of the effectiveness of internal controls over financial reporting as of December 31, 2006 and the effectiveness of internal controls over financial reporting as of December 31, 2006 as contained in the 2006 annual report on Form 10-K. Our report dated March 1, 2007 contains an explanatory paragraph that states that the Company changed its method of accounting for share-based payments and defined benefit plans as of January 1, 2006 and December 31, 2006, respectively. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Hartford, Connecticut
March 1, 2007

KAMAN CORPORATION AND SUBSIDIARIES
SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

YEAR ENDED DECEMBER 31, 2006

		Additions
DESCRIPTION	BALANCE JANUARY 1, 2006	CHARGED TO COSTS AND EXPENSES	OTHERS	DEDUCTIONS		BALANCE DECEMBER 31, 2006
Allowance for doubtful accounts	$3,400	$925	$-	$972 (A	)	$3,353

YEAR ENDED DECEMBER 31, 2005

		Additions
DESCRIPTION	BALANCE JANUARY 1, 2005	CHARGED TO COSTS AND EXPENSES	OTHERS		DEDUCTIONS		BALANCE DECEMBER 31, 2005
Allowance for doubtful accounts	$5,520	$(1,226)	$167 (B	)	$1,061 (A	)	$3,400

YEAR ENDED DECEMBER 31, 2004

		Additions
DESCRIPTION	BALANCE JANUARY 1, 2004	CHARGED TO COSTS AND EXPENSES	OTHERS	DEDUCTIONS		BALANCE DECEMBER 31, 2004
Allowance for doubtful accounts	$3,340	$3,768	-	$1,588 (A	)	$5,520

(A) Write-off of bad debts, net of recoveries.
(B) Additions to allowance for doubtful accounts attributable to acquisitions.

KAMAN CORPORATION AND SUBSIDIARIES
SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS (CONTINUED)
(Dollars in Thousands)

YEAR ENDED DECEMBER 31, 2006

		Additions
DESCRIPTION	BALANCE JANUARY 1, 2006	CURRENT YEAR PROVISION (BENEFIT	)	OTHERS	BALANCE DECEMBER 31, 2004
Valuation allowance on deferred tax assets	$2,883	$880		$(23)	$3,740

YEAR ENDED DECEMBER 31, 2005

		Additions
DESCRIPTION	BALANCE JANUARY 1, 2005	CURRENT YEAR PROVISION (BENEFIT	)	OTHERS	BALANCE DECEMBER 31, 2005
Valuation allowance on deferred tax assets	$2,163	$786		$(66)	$2,883

YEAR ENDED DECEMBER 31, 2004

		Additions
DESCRIPTION	BALANCE JANUARY 1, 2004	CURRENT YEAR PROVISION (BENEFIT	)	OTHERS	BALANCE DECEMBER 31, 2004
Valuation allowance on deferred tax assets	$2,005	$109		$49	$2,163

KAMAN CORPORATION

INDEX TO EXHIBITS

Exhibit 3a	The Amended and Restated Certificate of Incorporation of the company, was filed as Exhibit 3.1 to Form 8-K on November 4, 2005, Document No. 0001341004-05-000188.	by reference

Exhibit 3b	The Amended and Restated Bylaws of the company were filed as Exhibit 3.2 to Form 8-K on November 4, 2005, Document No. 0001341004-05-000188.	by reference

Exhibit 4a
Indenture between the company and Manufacturers Hanover Trust Company, as Indenture Trustee, with respect to the company's 6% Convertible Subordinated Debentures was filed as Exhibit 4.1 to Registration Statement No. 33 11599 on Form S-2 filed with the Securities and Exchange Commission on January 29, 1987.
by reference

Exhibit 4b
Revolving Credit Agreement between the company and The Bank of Nova Scotia and Fleet National Bank as Co-Administrative Agents and Bank One, N.A. as the Documentation Agent and The Bank of Nova Scotia and Fleet Securities, Inc. as the Co-Lead Arrangers and Various Financial Institutions dated as of August 5, 2005 was filed as Exhibit 1 to Form 8-K with the Securities and Exchange Commission on August 8, 2005, Document No. 0000054381-05-000051, and Amendment No. 1 dated January 31, 2007 was filed as Exhibit 1 to Form 8-K on January 31, 2007, Document No. 0000054381-07-000006.
by reference

Exhibit 4c
Credit Agreement between the company, RWG Frankenjura-Industrie Flugwerklager GmbH, and Wachovia Bank, N.A., dated July 29, 2002 was filed as Exhibit 4c to Form 10-K filed with the Securities and Exchange Commission on March 26, 2003, Document No. 0000054381-03-000079. Amendments to the Agreement were filed as Exhibit 4.2 to Form 10-Q with the Securities and Exchange Commission on November 5, 2003, Document No. 0000054381-03-000124, Exhibit 4b to Form 8-K filed with the Securities and Exchange Commission on October 21, 2004, Document No. 0000054381-04-000070. Schedules and Exhibits to the Credit Agreement, which are listed in its Table of Contents, are omitted but will be provided to the Commission upon request.
by reference

Exhibit 10a
The Kaman Corporation 2003 Stock Incentive Plan effective November 1, 2003, as amended effective February 17, 2004, was filed as Exhibit 10a to Form 10-K on March 5, 2004, Document No. 0000054381-04-000032.
by reference

Exhibit 10b	The Kaman Corporation Employees Stock Purchase Plan as amended effective November 18, 1997 was filed as Exhibit 10b to Form 10-K on March 16, 1998, Document No. 0000054381-98-09.	by reference

Exhibit 10c
The Kaman Corporation Supplemental Employees' Retirement Plan was filed as Exhibit 10c to Form 10-K on March 15, 2001, Document No. 0000054381-02-000005, and the Plan as amended was filed as Exhibit 10c to Form 10-K on March 5, 2004, Document No. 0000054381-04-000032 and as Exhibit 10.10 to Form 8-K on February 26, 2007, Document No. 0000054381-07-000015.
by reference

Exhibit 10c(i)	The Post-2004 Supplemental Employees’ Retirement Plan was filed as Exhibit 10.11 to Form 8-K on February 26, 2007, Document No. 000054381-07-000015.	by reference

Exhibit 10d
The Kaman Corporation Amended and Restated Deferred Compensation Plan (Effective as of November 12, 2002, except where otherwise indicated) was filed as Exhibit 10d to Form 10-K, Document No. 0000054381-03-000079, filed with the Securities and Exchange Commission on March 26, 2003. Amendments to the Plan were filed as Exhibit 10d to Form 10-K, Document No. 0000054381-04-000032, filed with the Securities and Exchange Commission on March 5, 2004, and Exhibit 10(a) on Form 10-Q, Document No. 0000054381-04-000059, filed with the Securities and Exchange Commission on August 3, 2004.
by reference

Exhibit 10e(i)
Kaman Corporation Cash Bonus Plan (Amended and Restated Effective as of January 1, 2002) and First Amendment thereto were filed as Exhibit 10e to Form 10-K, Document No. 0000054381-02-000005, filed with the Securities and Exchange Commission on March 14, 2002. Amendments to the Plan were filed as Exhibit 10e(ii) to Form 10-K, Document No. 0000054381-03-000079, with the Securities and Exchange Commission on March 26, 2003 and Exhibit 10(b) to Form 10-Q, Document No. 0000054381-04-000059, filed with the Securities and Exchange Commission on August 3, 2004.
by reference

Exhibit 10g (i)
Amendment No. 1 to Employment Agreement between Paul R. Kuhn and Kaman Corporation, dated as of January 1, 2007, was filed as Exhibit 10.1 to Form 8-K, Document No. 0000054381-07-000015, on February 26, 2007.
by reference

Exhibit 10g(iv)
Executive Employment Agreement between Candace A. Clark and Kaman Corporation, dated as of January 1, 2007, was filed as Exhibit 10.3 to Form 8-K, Document No. 0000054381-07-000015, on February 26, 2007.
by reference

Exhibit 10g (v)	Executive Employment Agreement between Ronald M. Galla and Kaman Corporation, dated as of January 1, 2007.	attached

Exhibit 10g (vi)
Executive Employment Agreement between Robert M. Garneau and Kaman Corporation, dated as of January 1, 2007, was filed as Exhibit 10.2 to Form 8-K, Document No. 0000054381-07-000015, on February 26, 2007.
by reference

Exhibit 10g (vii)
Executive Employment Agreement between T. Jack Cahill and Kaman Industrial Technologies Corporation, dated as of January 1, 2007, was filed as Exhibit 10.4 to Form 8-K, Document No. 0000054381-07-000015, on February 26, 2007.
by reference

Exhibit 10g (ix)
Executive Employment Agreement between Robert H. Saunders, Jr. and Kaman Music Corporation, dated as of January 1, 2007, was filed as Exhibit 10.5 to Form 8-K, Document No. 0000054381-07-000015, on February 26, 2007.
by reference

Exhibit 10g (x)
Amended and Restated Change in Control Agreement between Candace A. Clark and Kaman Corporation, dated as of January 1, 2007, was filed as Exhibit 10.7 to Form 8-K, Document No. 0000054381-07-000015, on February 26, 2007.
by reference

Exhibit 10g (xi)	Amended and Restated Change in Control Agreement between Ronald M. Galla and Kaman Corporation, dated as of January 1, 2007.	attached

Exhibit 10g (xii)
Amended and Restated Change in Control Agreement between Robert M. Garneau and Kaman Corporation, dated as of January 1, 2007, was filed as Exhibit 10.6 to Form 8-K, Document No. 0000054381-07-000015, on February 26, 2007.
by reference

Exhibit 10g (xiii)
Amended and Restated Change in Control Agreement between T. Jack Cahill and Kaman Industrial Technologies Corporation, dated as of January 1, 2007, was filed as Exhibit 10.8 to Form 8-K, Document No. 0000054381-07-000015, on February 26, 2007.
by reference

Exhibit 10g (xv)
Amended and Restated Change in Control Agreement between Robert H. Saunders, Jr. and Kaman Music Corporation, dated as of January 1, 2007, was filed as Exhibit 10.9 to Form 8-K, Document No. 0000054381-07-000015, on February 26, 2007.
by reference

Exhibit 10g (xvi)	Executive Employment Agreement between Russell H. Jones and Kaman Corporation, dated as of January 1, 2007.	attached

Exhibit 10g (xvii)	Amended and Restated Change in Control Agreement between Russell H. Jones and Kaman Corporation, dated as of January 1, 2007	attached

Exhibit 10h (i)	Form of Incentive Stock Option Agreement under the Kaman Corporation 2003 Stock Incentive Plan.	attached

Exhibit 10h (ii)	Form of Non-Statutory Stock Option Agreement under the Kaman Corporation 2003 Stock Incentive Plan was filed as Exhibit 10h(ii) to Form 10-K, Document No. 0000054381-05-000024, on March 16, 2005.	by reference

Exhibit 10h (iii)	Form of Stock Appreciation Rights Agreement under the Kaman Corporation 2003 Stock Incentive Plan was filed as Exhibit 10h(iii) to Form 10-K, Document No. 0000054381-05-000024, on March 16, 2005.	by reference

Exhibit 10h (iv)	Form of Restricted Stock Agreement under the Kaman Corporation 2003 Stock Incentive Plan was filed as Exhibit 10h(iv) to Form 10-K, Document No. 0000054381-06-000036, on February 27, 2006.	by reference

Exhibit 10h(v)
Form of Long Term Performance Award Agreement (Under the Kaman Corporation 2003 Stock Incentive Plan) was filed as Exhibit 10.2 to Form 8-K filed on November 10, 2005, Document No. 0000054381-05-000090.
by reference

Exhibit 10h(vi)
Deferred Compensation Agreement between Kaman Corporation and John A. DiBiaggio dated June 26, 1984 and First Amendment dated July 3, 1991 was filed as Exhibit 10h(vi) to Form 10-K, Document No. 0000054381-06-000036, on February 27, 2006.
by reference

Exhibit 10h(vii)
Deferred Compensation Agreement between Kaman Corporation and Eileen S. Kraus dated August 8, 1995 and First Amendment dated December 8, 2005 was filed as Exhibit 10h(vii) to Form 10-K, Document No. 0000054381-06-000036, on February 27, 2006.
by reference

Exhibit 10h(viii)	Deferred Compensation Agreement between Kaman Corporation and Robert Alvine dated December 16, 2006.	attached

Exhibit 13	Portions of the company's 2006 Annual Report to Shareholders as required by Items 6, 7, and 8.	attached

Exhibit 14	Kaman Corporation Code of Business Conduct was filed as Exhibit 10.2 to Form 8-K, Document No. 0000054381-06-000104, on November 13, 2006.	by reference

Exhibit 21	List of Subsidiaries	attached

Exhibit 23	Consent of Independent Registered Public Accounting Firm	attached

Exhibit 24	Power of attorney under which this report was signed on behalf of certain directors.	attached

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934.	attached

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934.	attached

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	attached

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	attached