Form 10-Q
period 2007-03-30
KAMAN CORP
filed 2007-05-03
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Quarterly Period Ended March 30, 2007

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
Yes	X	No	___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 1, 2007:

Common Stock	24,345,838

Part I - Financial Information

Item 1.	Financial Statements:

Condensed Consolidated Balance Sheets
(In thousands) (unaudited)
	March 30, 2007		December 31, 2006
Assets:
Current assets:
Cash and cash equivalents		$9,930		$12,720
Accounts receivable, net		203,104		189,328
Inventories		231,823		231,350
Deferred income taxes		28,571		25,425
Other current assets		18,536		19,097
Total current assets		491,964		477,920

Property, plant & equip., at cost	171,533		168,875
Less accumulated depreciation
and amortization	117,167		114,710
Net property, plant & equipment		54,366		54,165
Goodwill		57,478		56,833
Other intangible assets, net		19,180		19,264
Deferred income taxes		15,791		14,000
Other assets, net		8,386		8,231

Total assets		$647,165		$630,413

Liabilities and Shareholders' Equity:

Current liabilities:
Notes payable		$609		$-
Current portion of long-term debt		1,551		1,551
Accounts payable - trade		93,353		95,059
Accrued salaries and wages		17,094		26,129
Accrued pension costs		8,928		2,965
Accrued contract losses		10,486		11,542
Advances on contracts		9,575		10,215
Other accruals and payables		40,108		42,661
Income taxes payable		6,359		8,215
Total current liabilities		188,063		198,337

Long-term debt, excl. current portion		88,732		72,872
Other long-term liabilities		63,521		62,643
Commitments and contingencies (Note 12)		-		-
Shareholders' equity		306,849		296,561

Total liabilities and shareholders’ equity		$647,165		$630,413

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations
(In thousands except per share amounts)
(unaudited)

	For the Three Months Ended

	March 30, 2007	March 31, 2006

Net sales	$317,318	$296,637

Costs and expenses:
Cost of sales	228,189	215,292
Selling, general and
administrative expense	72,099	70,074
Net (gain) loss on sale of assets	42	(13)
Other operating income	(532)	(371)
Interest expense, net	1,518	1,258
Other expense (income), net	(42)	260
	301,274	286,500

Earnings before income taxes	16,044	10,137
Income tax expense	(5,969)	(4,217)

Net earnings	10,075	5,920

Net earnings per share:
Basic	0.42	0.25
Diluted	0.41	0.24

Average shares outstanding:
Basic	24,140	23,937
Diluted	25,105	24,887

Dividends declared per share	$0.125	$0.125

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
(In thousands except share and per share amounts) (Unaudited)

	For the Three Months Ended
	March 30, 2007	March 31, 2006
Cash flows from operating activities:
Net earnings	$10,075	$5,920
Depreciation and amortization	2,898	2,533
Change in allowance for doubtful accounts	(773)	(104)
Net (gain) loss on sale of assets	42	(13)
Stock compensation expense	539	1,639
Deferred income taxes	(4,409)	814
Changes in assets and liabilities, excluding effects of
acquisitions/divestitures:
Accounts receivable	(13,043)	(13,531)
Inventories	(31)	(5,048)
Other current assets	820	(1,160)
Accounts payable	4,186	(11,605)
Accrued contract losses	(1,165)	(3,225)
Advances on contracts	(641)	(3,542)
Accrued expenses and payables	(11,843)	(11,785)
Income taxes payable	(1,186)	(696)
Pension liabilities	1,266	3,126
Other long-term liabilities	5,642	1,403
Cash provided by (used in) operating activities	(7,623)	(35,274)

Cash flows from investing activities:
Proceeds from sale of assets	41	24
Expenditures for property, plant & equipment	(2,948)	(1,715)
Acquisition of businesses including earn out adjustment	(1,296)	(53)
Other, net	(580)	(178)
Cash provided by (used in) investing activities	(4,783)	(1,922)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit agreements	18,019	40,305
Debt repayment	(1,543)	(1,665)
Net change in book overdraft	(5,857)	1,131
Proceeds from exercise of employee stock plans	1,758	983
Dividends paid	(3,018)	(2,988)
Debt issuance costs	(150)	-
Windfall tax benefit	307	55
Other	-	(11)
Cash provided by (used in) financing activities	9,516	37,810

Net increase (decrease) in cash and cash equivalents	(2,890)	614

Effect of exchange rate changes on cash and cash equivalents	100	97

Cash and cash equivalents at beginning of period	12,720	12,998

Cash and cash equivalents at end of period	$9,930	$13,709

Supplemental Disclosure: Non-cash financing activity for the first quarter of 2007 and 2006 includes the conversion of 16 and 114 debentures with a total value of $16 and $114 into 684 and 4,868 shares of common stock, respectively, issued from treasury.

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts) (Unaudited)

1.	Basis of Presentation
The December 31, 2006 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of Kaman Corporation and subsidiaries. In the opinion of management, the balance of the condensed financial information reflects all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented and are of a normal recurring nature, unless otherwise disclosed in this report. Certain amounts in prior period condensed consolidated financial statements have been reclassified to conform to current year presentation. The statements should be read in conjunction with the consolidated financial statements and notes included in the company’s annual report on Form 10-K for the year ended December 31, 2006. The results of operations for the interim period presented are not necessarily indicative of trends or of results to be expected for the entire year.

The company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The first quarter for 2007 and 2006 ended on March 30, 2007 and March 31, 2006, respectively.

Recently Issued Accounting Pronouncements
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), including an amendment to Statement of Financial Accounting Standards No. 115. Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offsetting accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. The company is still in the process of evaluating the impact that adoption of SFAS 159 will have on our future consolidated financial statements.

On January 1, 2007, the company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” The cumulative effect of the adoption of FIN 48 was a decrease of $415 in the liability for unrecognized tax benefits and a corresponding increase to retained earnings. The total liability for unrecognized tax benefits upon adoption was $5,118, including interest and penalties of $1,152. It is the company’s policy to record interest and penalties on unrecognized tax benefits as income taxes.

Included in the total unrecognized tax benefits are items approximating $1,500 that, if recognized, would favorably affect the company’s effective tax rate in future periods. The company does not anticipate that total unrecognized tax benefits will change significantly before March 31, 2008. The company files tax returns in numerous U.S. and foreign jurisdictions. U.S. federal tax returns are subject to examination back to and including 2002. U.S. state and foreign tax returns are subject to examination for varying periods, but generally back to and including 2002 or 2003.

Cash Flow Items
Cash payments for interest were $1,577 and $1,435 for the three months ended March 30, 2007 and March 31, 2006, respectively. Cash payments for income taxes, net of refunds, for the comparable periods were $6,175 and $3,608, respectively.

Comprehensive Income
Comprehensive income was $10,767 and $5,787 for the three months ended March 30, 2007 and March 31, 2006, respectively. The changes to net earnings used to determine comprehensive income are comprised of foreign currency translation adjustments and net changes in pension & post-retirement benefit plans.

Revolving Credit Agreement
The company has a $150,000 revolving credit facility (Revolving Credit Agreement) expiring August 4, 2010. The facility includes the availability of funding in foreign currencies as well as an “accordion” feature that provides the company the opportunity to request, subject to bank approval, an expansion of up to $50,000 in the overall size of the facility. On January 31, 2007, the company executed an amendment to activate the accordion thereby expanding the Revolving Credit Agreement to $200,000. In conjunction with this exercise, the credit agreement was amended to add another $50,000 accordion feature for possible future activation bringing the total potential arrangement to $250,000.

Sale of Product Line Assets
The company has entered into an agreement with DSE, Inc., former owner of the Dayron operation, under which DSE will purchase the 40mm production line assets, including principally equipment, contracts and inventory. The sale price is approximately $4,500 plus the value of inventory and the transaction, which is subject to customary closing conditions, is expected to occur on or before December 31, 2007.

2.	Accounts Receivable, net

Accounts receivable consist of the following:

	March 30, 2007	December 31, 2006

Trade receivables	$105,368	$97,752

U.S. Government contracts:
Billed	25,299	26,938
Costs and accrued profit - not billed	5,002	4,544

Commercial and other government contracts:
Billed	28,406	21,479
Costs and accrued profit - not billed	41,615	41,968

Less allowance for doubtful accounts	(2,586)	(3,353)

Total	$203,104	$189,328

Included in the commercial and other government contracts - not billed as of December 31, 2006 was $41,295 related to the production contract for the Australian SH-2G(A) program. Of this balance, $40,942 remained unbilled as of March 30, 2007. A total of $340 was billed during the first quarter of  2007 of which $176 has been collected to date. Based upon the terms of the existing contract, the company estimates that $1,345 of the currently unbilled amount will be billed after one year. If the company performs additional work scope for the customer pursuant to currently proposed terms of a potential contract modification, certain milestone billings permitted under the existing contract will be deferred and approximately $18,000 of the currently unbilled amount will be billed after one year.

3.	Inventories

Inventories consist of the following:

	March 30, 2007	December 31, 2006

Merchandise for resale	$126,093	$130,694

Contracts and other work in process	92,233	87,137

Finished goods
(including certain general stock materials)	13,497	13,519

Total	$231,823	$231,350

4.	Shareholders’ Equity

Changes in shareholders’ equity for the three months ended March 30, 2007 were as follows:

Balance, January 1, 2007	$296,561

Net earnings	10,075
Change in pension & post-retirement benefit plans, net	648
Foreign currency translation adjustment	44
Comprehensive income	10,767

Dividends declared	(3,038)
Employee stock plans and related tax benefit	2,128
Adoption of FIN 48 - adjustment to retained earnings	415
Debentures	16

Balance, March 30, 2007	$306,849

Shareholders’ equity consists of the following:

	March 30, 2007	December 31, 2006

Common stock	$24,565	$24,565
Additional paid in capital	60,722	60,631
Retained earnings	226,589	219,137
Other shareholders' equity	(5,027)	(7,772)

Total	$306,849	$296,561

5.	Earnings Per Share

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share:

(In thousands except per share amounts)	For the Three Months Ended
	March 30, 2007	March 31, 2006
Basic:

Net earnings	$10,075	$5,920
Weighted average number of
shares outstanding	24,140	23,937

Net earnings per share - basic	$0.42	$0.25

Diluted:

Net earnings	$10,075	$5,920
Elimination of interest expense
on 6% subordinated convertible
debentures (net after taxes)	152	157
Net earnings (as adjusted)	$10,227	$6,077

Weighted average number of
shares outstanding	24,140	23,937
Weighted averages shares issuable
on conversion of 6% subordinated
convertible debentures	689	767
Weighted average shares issuable
on exercise of dilutive stock options	276	183
Total	25,105	24,887

Net earnings per share - diluted	$0.41	$0.24

Excluded from the net earnings per share - diluted calculation are 108 and 293 anti-dilutive share options, based on average stock price, granted to employees for the three months ended March 30, 2007 and March 31, 2006, respectively.

6.	Exit Activity

The following table displays the activity and balances of various exit activities as of and for the three months ended March 30, 2007:

Balance at January 1, 2007	$3,467
Additions to accrual	-
Cash payments	(234)
Release to income	-

Balance at March 30, 2007	$3,233

In connection with the acquisition of Musicorp in August 2005, the company accrued $3,500 for certain exit costs. These costs relate primarily to lease consolidation and employee severance payments for reductions primarily in administrative and warehousing personnel. The total Musicorp accrual as of March 30, 2007 was $643.

The accrual related to the Moosup, CT plant closure as of March 30, 2007 was $2,590, which consists primarily of the estimated cost of ongoing voluntary environmental investigating and remediation activities. During the three months ended March 30, 2007, the company paid $108 against this accrual for costs associated with environmental remediation activities for the facility. Ongoing maintenance costs of $131 for the three months ended March 30, 2007 related to this idle facility are included in selling, general and administrative expenses.

These exit activity accruals are included in other current liabilities on the condensed consolidated balance sheets for the periods presented.

7.	Product Warranty Costs

The following table presents the activity and balances of accrued product warranty costs included in other accruals and payables on the condensed consolidated balance sheets as of March 30, 2007:

Balance at January 1, 2007	$2,028
Product warranty accrual	28
Warranty costs incurred	(237)
Release to income	-

Balance at March 30, 2007	$1,819

The company continues to work to resolve two warranty-related matters that primarily impact our FMU-143 program at the Dayron facility that have been previously reported. The net reserve as of the end of the first quarter of 2007 related to these two matters was $873.

As previously disclosed, in March 2005 the U.S. Attorney's Office for the Middle District of Florida and the Defense Criminal Investigative Service (DCIS) initiated an investigation into one of these warranty matters. Dayron has cooperated fully with the authorities, working to resolve the matter in a mutually satisfactory manner. As of the date of this report, the company has not received any notification from the authorities regarding conclusion of the investigation.

The company also has a warranty reserve for $677 for a matter related to our Aerostructures facility in Wichita, Kansas as previously reported. There has been no activity with respect to this matter during the three-month period ended March 30, 2007.

8.	Accrued Contract Losses

The following is a summary of activity and balances of accrued contract losses as of and for the quarter ended March 30, 2007:

Balance at January 1, 2007	$11,542
Additions to loss accrual	2,900
Costs incurred	(3,919)
Release to income	(37)
Balance at March 30, 2007	$10,486

During the first quarter of 2007, the company recorded an additional $2,466 pretax charge for the SH-2G(A) Helicopter Program for Australia based upon additional work that is necessary to complete the production portion of the program. This contract has been in a loss position since 2002. The remaining accrued contract loss for the Australia program as of March 30, 2007 was $10,062. This contract loss accrual continues to be monitored and adjusted as necessary to reflect the anticipated cost of the complex integration process and the results of the software testing.

9.	Pension Cost

Components of net pension cost for the qualified pension plan and Supplemental Employees’ Retirement Plan (SERP) are as follows:

	Qualified Pension Plan		SERP
	For the Three Months Ended		For the Three Months Ended

	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006

Service cost for benefits earned	$3,329	$3,142	$116	$528
Interest cost on projected
benefit obligation	6,931	6,603	505	432
Expected return on plan assets	(8,074)	(7,362)	-	-
Net amortization and deferral	225	752	883	389

Net pension cost	$2,411	$3,135	$1,504	$1,349

For the 2007 plan year, the company expects to contribute $10,000 to the qualified pension plan and $2,438 to the SERP. For the 2007 plan year, no payments with respect to the qualified pension plan were made during the three months ended March 30, 2007.

10.	Business Segments

Summarized financial information by business segment is as follows:

	For the Three Months Ended

	March 30, 2007	March 31, 2006
Net sales:

Aerospace	$93,116	$73,636
Industrial Distribution	173,414	170,577
Music	50,788	52,424
	$317,318	$296,637

Operating income:
Aerospace	$16,615	$10,001
Industrial Distribution (1)	8,694	10,807
Music	1,596	1,278
Net gain (loss) on sale of assets	(42)	13
Corporate expense	(9,343)	(10,444)

Operating income	17,520	11,655

Interest expense, net	(1,518)	(1,258)

Other income (expense), net	42	(260)

Earnings before income taxes	$16,044	$10,137
(1) During 2006, for our Industrial Distribution segment, it was determined that in-bound freight costs were not being included in inventory consistent with our other businesses. This resulted in an adjustment that increased the first quarter 2006 earnings by $1,589.

11.	Share-Based Arrangements

The following table summarizes share-based compensation expense recorded during each period presented:

	Three Months Ended

	March 30, 2007	March 31, 2006
Stock options	$217	$232
Restricted stock awards	100	99
Stock appreciation rights	170	1,257
Employee stock purchase plan	52	51

Total share-based compensation expense	$539	$1,639

Stock option activity was as follows:

		Weighted-
		Average
Stock options outstanding:	Options	Exercise Price
Balance at January 1, 2007	900,639	$14.49
Options granted	109,800	23.68
Options exercised	(114,995)	13.57
Options cancelled	(7,250)	17.85
Balance at March 30, 2007	888,194	$15.72

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted average assumptions used in estimating fair value for the first quarter of 2007 and 2006.

	Three Months Ended
	March 30, 2007	March 31, 2006
Expected option term	6.5 years	6.5 years
Expected volatility	36.2%	41.5%
Risk-free interest rate	4.6%	4.5%
Expected dividend yield	2.5%	2.5%
Per share fair value of options granted	$8.04	$7.99

RSA activity is as follows:

		Weighted-
		Average
		Grant Date
Restricted Stock outstanding:	RSA	Fair Value
Nonvested at January 1, 2007	53,695	$16.52
RSA granted	49,675	23.68
Vested	(23,135)	14.41
Cancelled	(981)	22.32
Nonvested at March 30, 2007	79,254	$21.20

SAR activity is as follows:

		Weighted-
		Average
SARs outstanding:	SARs	Exercise Price
Balance at January 1, 2007	139,060	$10.65
SARs granted	-	-
SARs exercised	(36,880)	11.00
SARs cancelled	-	-
Balance at March 30, 2007	102,180	$10.53

Total cash paid to settle SARs (at intrinsic value) during the first quarter of 2007 and 2006 was $470 and $1,227, respectively.

As of March 30, 2007, future compensation costs related to nonvested stock options and restricted stock grants was $3,086. Management anticipates that this cost will be recognized over a weighted average period of 1.96 years.

12.	Contingencies

On July 31, 2006, the company submitted an Offer to Purchase (OTP) to NAVAIR and the General Services Administration to purchase the portion of the Bloomfield campus that the company currently leases from NAVAIR and has operated for several decades for the principal purpose of performing U.S. government contracts. Currently, the OTP is valid through July 31, 2007 and is subject to negotiation of terms mutually acceptable to the company and the government that include, in consideration for the transfer of title, the company's assumption of responsibility for environmental remediation at the facility as necessary to meet the requirements of state law that will apply upon the transfer. As of the date of this report, the company is in discussions with the U.S. government regarding these terms and the company anticipates that the process may take several more months. Thereafter, upon completion of the government's final approval processes and requirements, the company anticipates that transfer of title to the property will take place. In preparation for this, the company is in discussions with the Connecticut Department of Environmental Protection (CTDEP) in order to define the scope of such remediation.

In preparation for disposal of the Moosup, Connecticut facility, CTDEP has given the company conditional approval for reclassification of groundwater in the vicinity of the facility consistent with the character of the area. The company has substantially completed the process of connecting neighboring properties to public drinking water in accordance with such approval and in coordination with the CTDEP and local authorities. The company anticipates that this project will be completed in 2007.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide readers of our consolidated financial statements with the perspectives of management in the form of a narrative regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The MD&A is presented in seven sections:

I.	Overview of Business
II.	First Quarter 2007 Highlights
III.	Results of Operations
IV.	Critical Accounting Estimates
V.	Liquidity and Capital Resources
VI.	Contractual Obligations and Off-Balance Sheet Arrangements
VII.	Recent Accounting Standards

Our MD&A should be read in conjunction with our Annual Report for the year ended December 31, 2006.

I.	OVERVIEW OF BUSINESS

Kaman Corporation is composed of three business segments: Aerospace, Industrial Distribution, and Music.

AEROSPACE SEGMENT

This segment has four operating units: Aerostructures, Fuzing, Helicopters and Kamatics.

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

The Fuzing Division manufactures products for military and commercial markets, primarily related to military safe, arm and fuzing devices for several missile and bomb programs; as well as precision non-contact measuring systems for industrial and scientific use; and high reliability memory systems for airborne, shipboard, and ground-based programs. Principal customers include the U.S. military, Boeing, Lockheed Martin and Raytheon. In September 2006, the division assumed responsibility for the company’s Electro-Optics Development Center (EODC). Operations are conducted at the Middletown, Connecticut, Orlando, Florida (Dayron) and Tucson, Arizona (EODC) facilities.

The Helicopters Division markets its helicopter engineering expertise and performs subcontract work for other manufacturers. It also refurbishes, provides upgrades and supports Kaman SH-2G maritime helicopters operating with foreign militaries as well as K-MAX® “aerial truck” helicopters operating with government and commercial customers in several countries. The SH-2G aircraft is currently in service with the Egyptian Air Force and the New Zealand and Polish navies. Operations are primarily conducted at the Bloomfield, Connecticut facility.

Kamatics primarily manufactures proprietary self-lubricating bearings used in aircraft flight controls, turbine engines and landing gear. These bearings are currently used in nearly all military and commercial aircraft in production in North and South America and Europe and are market-leading products for applications requiring a highly sophisticated level of engineering and specialization in the airframe bearing market. Kamatics also manufactures market leading proprietary power transmission couplings for helicopters and other applications in Bloomfield and custom designed and manufactured rolling element and self-lubricating bearings at RWG for aerospace applications. Operations for the Kamatics subsidiary are conducted at the Bloomfield, Connecticut and Dachsbach, Germany (RWG) facilities.

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

MUSIC SEGMENT

The Music segment is the largest independent U.S. distributor of musical instruments and accessories, offering more than 20,000 products for amateurs and professionals. Our premium branded products, many of which are brought to the market on an exclusive basis, and our market-leading business-to-business systems for our customer base of over 10,000 retailers nationwide, contribute to the performance of the business. Our array of fretted instruments includes proprietary products, such as the Ovation® and Hamer® guitars, as well as premier products including Takamine® guitars, which are distributed in the United States under an exclusive distribution agreement. We offer an extended line of percussion products and accessories through Latin Percussion®, the leading supplier of hand percussion instruments. Additionally, our exclusive distribution agreements with Gretsch® drums, Sabian® cymbals, along with our own CB®, Toca® and Gibraltar® lines, have further enhanced our array of products offered.

While the vast majority of our sales are to North American customers, we continue to build our presence in key international markets including Europe, Asia, South America and Australia. Operations are headquartered in Bloomfield, Connecticut and conducted from manufacturing plants in New Hartford, Connecticut, Scottsdale, Arizona and Ridgeland, South Carolina and strategically placed warehouse facilities that primarily cover the North American market.

II.	FIRST QUARTER 2007 HIGHLIGHTS

The following is a summary of key events that occurred during the first quarter of 2007:

•	Our net sales increased 7.0 percent in the first quarter of 2007 compared to the first quarter of 2006.
•	Our net earnings increased 70.2 percent in the first quarter of 2007 compared to the first quarter of 2006.
•	Earnings per share diluted increased 70.8 percent to $0.41 per share diluted in the first quarter of 2007 compared to the first quarter of 2006.
•	We recorded an additional $2.5 million charge related to the increase in anticipated costs to complete the SH-2G(A) program for the Royal Australian Navy during the first quarter of 2007.
•	The Aerospace segment experienced a strong quarter with respect to sales and operating income primarily as a result of several key programs.
•	The Industrial Distribution segment had modest sales growth during the first quarter of 2007 despite a softening in certain of the industries served by the segment.
•	Music segment sales were lower than the first quarter of 2006 primarily as a result of lower spending within our current primary consumer base.

Subsequent Events
The company held its 62nd Annual Meeting on April 17, 2007 where shareholders re-elected two current Directors for a three-year term and ratified the appointment of KPMG LLP as the company's independent registered public accounting firm. Please refer to Item II, Part 4 on Form 10-Q for additional information.

III.	RESULTS OF OPERATIONS

CONSOLIDATED RESULTS -

The following table presents selected financial data of the company for the first quarter of 2007 compared to the first quarter of 2006:
Selected Consolidated Financial Information

	For the Three Months Ended

In millions, except per share data	March 30, 2007	March 31, 2006

Net sales	$317.3	$296.6
% change	7.0%	12.7%

Gross profit	$89.1	$81.3
% of net sales	28.1%	27.4%

Selling, general & administrative expenses (SG&A)	$72.1	$70.1
% of net sales	22.7%	23.6%

Operating income	$17.5	$11.7
% of net sales	5.5%	3.9%

Interest expense, net	(1.5)	(1.3)
Other expense, net	-	(.3)

Net earnings	$10.1	$5.9

Net earnings per share - basic	$.42	$.25
Net earnings per share - diluted	.41	.24

Note - all percentages in the MD&A are calculated based upon financial information in thousands.

Results of Operations - Consolidated

NET SALES
Total consolidated sales increased $20.7 million in the first quarter of 2007 compared to the first quarter of 2006. The increase was mainly attributable to several key programs in the Aerospace segment reflecting the improved economic environment in the aerospace industry. Additionally, the Industrial Distribution segment experienced modest sales growth as a result of stability in certain markets served by the segment. Sales for the Music segment decreased primarily due to lower purchases by our customer base during the first quarter of 2007 following a weaker than anticipated holiday selling season.

GROSS PROFIT
Total gross profit increased $7.8 million, or 9.6 percent, for the first quarter of 2007 compared to the first quarter of 2006. The increase in gross profit is primarily due to sales growth within our Aerospace segment for the first quarter of 2007 compared to the first quarter of 2006. Additionally, gross profit as a percentage of sales (gross margin) has improved by 0.7 percentage points as a result of higher sales volume, increased efficiencies and a growing business base at most of the Aerospace segment operating units.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES
Total selling, general and administrative (SG&A) expenses as a percent of net sales decreased 0.9 percentage points in the first quarter of 2007 compared to 2006. This reduction in total SG&A expense as a percent of net sales was primarily due to an increase in sales volume as well as lower corporate expenses. Total SG&A expense increased $2.0 million or 2.9 percent in the first quarter of 2007 as compared to the first quarter of 2006. SG&A expense in our three reporting segments increased $3.1 million offset by a $1.1 million decrease in corporate expense. The changes were specifically due to the following items:

o	Aerospace segment SG&A increased 9.6 percent, or $1.1 million, primarily due to increased expenses as a result of higher sales volume and higher personnel costs due to an increase in headcount.

o
Industrial Distribution segment SG&A expense increased 6.9 percent, or $2.4 million, primarily due to higher operating expenses related to higher sales volume and higher personnel costs partially attributable to an increase in headcount and normal wage increases.

o
Music segment SG&A expense decreased 2.8 percent or $0.4 million. This decrease was a result of the variety of initiatives implemented in 2006 to reduce redundant costs, specifically at Musicorp. These efforts improved profitability and should be more fully realized throughout 2007 and thereafter.

o
The decrease in corporate expense was primarily driven by a reduction in employee compensation costs of $2.3 million, which includes stock appreciation rights, incentive compensation and pension expense. This decrease was offset to some extent by an increase in group insurance claims of $1.4 million during the first quarter of 2007.

OPERATING INCOME
Operating income increased $5.9 million, or 50.3 percent, for the first quarter of 2007 compared to the first quarter of 2006. The improvement in operating income was primarily attributable to stronger operating results as a result of several key programs in the Aerospace segment driven by the currently strong aerospace industry. The Music segment also experienced an increase in operating income primarily as a result of lower SG&A costs for the first quarter of 2007 as discussed above. The Industrial Distribution segment's operating income decreased for the first quarter of 2007 compared to the first quarter of 2006. In the first quarter of 2006, the segment had recorded a one time adjustment for $1.6 million that increased earnings to properly capitalize in-bound freight charges to inventory; there was no such adjustment during the first quarter of 2007. The decrease in corporate SG&A expense discussed above also contributed to the improvement in operating income for the first quarter of 2007.

ADDITIONAL CONSOLIDATED RESULTS
Interest expense, net, increased 20.7 percent to $1.5 million for the first quarter of 2007 compared to $1.3 million for the first quarter of 2006. Net interest expense generally consists of interest charged on the revolving credit facility and the convertible debentures offset by interest income. The increase in net interest expense is primarily due to higher borrowings as well as higher interest rates charged on borrowings during the first quarter of 2007 as compared to the same period of 2006.

For the first quarter of 2007, the effective income tax rate was 37.2 percent as compared to the effective tax rate of 41.6 percent for the first quarter of 2006. The change in the effective tax rate for the first quarter of 2007 as compared to the first quarter of 2006 was primarily due to lower nondeductible expenses and certain favorable international taxation differences. The effective tax rate represents the combined estimated federal, state and foreign tax effects attributable to pretax earnings for the year.

AEROSPACE SEGMENT RESULTS

The following table presents selected financial data for the Aerospace segment:

In millions	For the three months ended
	March 30, 2007	March 31, 2006
Net sales	$93.1	$73.6
% change	26.5%	12.1%

Operating income	$16.6	$10.0
% of net sales	17.8%	13.6%
% change	66.1%	31.1%

AEROSPACE SEGMENT

NET SALES
Net sales for the Aerospace segment represented 29.4 percent and 24.8 percent of the total consolidated sales for the first quarter of 2007 and 2006, respectively. The segment has four operating units: Aerostructures, Fuzing, Helicopters and the Kamatics subsidiary. In the paragraphs that follow you will find further information with respect to sales growth and significant programs for these four operating units.

OPERATING INCOME
Operating income for the first quarter of 2007 increased $6.6 million as compared to the first quarter of 2006. In both periods presented, the segment recorded a $2.5 million charge related to the Australian SH-2G(A) program. The increase in operating income for 2007 was primarily due to an increase in sales volume at the Aerostructures Division, largely due to the Sikorsky cockpit program, and at the Kamatics subsidiary as a result of favorable product mix.

2007 AEROSPACE SEGMENT TRENDS

THE MARKET
Both the commercial and military aerospace markets were strong during 2006 and it is anticipated that this positive trend will continue through 2007. Several major prime contractors are anticipating a large amount of shipments of commercial and military aircraft over the next few years.

OUR STRATEGY
Before 2005, our Aerospace segment was one in which many of our activities were designed to support our prime helicopter operations. We were not able to compete effectively in our target markets in part due to higher operating expenses as a result of a lower than sufficient business base. In 2005, the Aerospace segment realigned and created separate divisions within the Aerospace segment. This realignment allowed for greater transparency and accountability through a more focused management structure. This realignment along with upgrades to our facilities, lean initiatives and strategic positioning as a subcontractor to the prime aerospace contractors has allowed us to build our business base and develop our reputation as a lower cost, high quality domestic partner. We have been able to successfully build upon several key programs, which are discussed in the following paragraphs. Each operating unit within the Aerospace segment continues to work on attracting and retaining qualified personnel in order to be able to effectively carry out the new work that we have been awarded.

AEROSTRUCTURES DIVISION

In millions	For the three months ended
	March 30, 2007	March 31, 2006
Net sales	$25.2	$16.9
% change	48.8%	30.8%

Net sales for first quarter of 2007 for the Aerostructures Division increased $8.3 million as compared to the first quarter of 2006. The growth in net sales was primarily due to higher production levels and increased shipments to Sikorsky for the BLACK HAWK helicopter program. During the first quarter of 2007, the division delivered 20 cockpits as compared to the 12 delivered in the first quarter of 2006. Additionally, the division increased its shipments to Boeing for the 777 program during 2007 as compared to the same period in 2006.

AEROSTRUCTURES - MAJOR PROGRAMS
The Sikorksy helicopter program, the Boeing C-17 wing structure assembly program and the Boeing 777 program comprise the Aerostructures Division’s major programs. During the first quarter of 2007, the division continued to make significant progress on its multi-year contract with Sikorsky. This program includes installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines, and the composite structure that holds the windscreen for several models of cockpit for the BLACK HAWK helicopter. The original program includes fabrication of approximately 350 units and has a total value of approximately $100.0 million or more depending upon which models are ultimately ordered. Through 2006, orders for 110 cockpits were placed by Sikorsky, which management estimates will be fully delivered by mid-2007. In February 2007, the division received a follow on order for an additional 176 cockpits consisting of various models. Management anticipates that deliveries on this most recent order will continue through 2008. A total of 92 cockpits have been delivered under this contract from inception through March 30, 2007. This program could lead to follow on work for the manufacturing of additional cockpits beyond the originally estimated 350 units as well as other work for this customer.

During the first quarter of 2007, work continued on the production of structural wing subassemblies for the Boeing C-17. The program was originally scheduled to conclude in mid-2007 with the completion of the 180th aircraft. Subsequently, Boeing informed the division that the program will continue for a minimum of 22 additional shipsets, extending deliveries through the end of 2008. This long-term program has been an important element in helping to maintain a sufficient business base at the Jacksonville facility.

The division continued to work toward improving operational efficiencies through process improvement and lean initiatives at both our Jacksonville facility and our Plastic Fabricating Company (PlasticFab) facility in Wichita. PlasticFab worked at ramping up the programs that it was awarded during 2006. These include a $15.0 million multi-year contract for production of the composite flight deck floor for the Boeing 787 Dreamliner by Spirit AeroSystems, a $20.5 million multi-year contract for the manufacture of metal and composite bonded panels for the same aircraft by Shenyang Aircraft Corporation and a $6.7 million contract from Sikorsky to manufacture and assemble composite tail rotor pylons for its Canadian MH-92 helicopters. Management expects that this ramp up process will continue throughout 2007 and into 2008. We continue to work with our customers to ensure that these new contracts are brought on line effectively in order to meet scheduling requirements and customer expectations.

FUZING DIVISION

In millions	For the three months ended
	March 30, 2007	March 31, 2006
Net sales	$18.5	$19.0
% change	(2.8)%	30.4%

Net sales for first quarter of 2007 for the Fuzing Division decreased $0.5 million as compared to the first quarter of 2006. The slight decrease in sales was primarily due to lower sales volume at the Dayron, Orlando facility.

FUZING - MAJOR PROGRAMS
Dayron continued to produce fuzes under its contract with the U.S. Air Force for the advanced FMU-152A/B JPF. The current total value of JPF contracts awarded by the U.S. Government from inception through March 30, 2007 was $116.6 million. This value primarily consists of Options 1 through 4 under the original contract and various contract modifications, including a two-phase facilitization contract modification, additional foreign military sales facilitated by the U.S. Government, as well as a variety of development and engineering contracts, along with special tooling and test equipment. Deliveries under Option 1 were completed during 2006. Management anticipates that deliveries under Option 2 will be completed in the second quarter of 2007. Contractual delivery requirements under this program currently extend into late 2008.

The division continued to work on a variety of issues related to the JPF manufacturing process that have in the past resulted in periodic interruptions of program production. Management believes that we have made significant progress on many of these matters and most of them are now behind us. Our progress includes diagnosing and correcting technical issues, strengthening the reliability of our supply chain, and improving material flow on the JPF program in order to meet production requirements.

The division also continued to work on production improvements and enhancements of the fuze system. The facilitization program that is currently underway is an important element of our strategy to improve our quality and efficiency on the JPF program. This facilitization program provides us an opportunity to review production workflow to create greater efficiencies. Management expects that the facilitization program will be completed in early 2008 and believes that these initiatives will be more fully realized in 2008 and beyond. Additionally, as the JPF product has continued to develop in the market, the division is focused on further marketing the JPF to foreign allied militaries. Foreign sales are important to the ultimate success of the program. Overall, we believe that profitability will improve as progress is made relative to operating efficiencies, as deliveries to the U.S. military increase and as further orders are received from foreign militaries.

HELICOPTERS DIVISION

In millions	For the three months ended
	Mrch 30, 2007	March 31, 2006
Net sales	$17.4	$11.5
% change	51.8%	(24.3)%

Net sales for the first quarter of 2007 for the Helicopters Division increased $5.9 million as compared to the first quarter of 2006. The higher sales during the first quarter of 2007 are a result of a depot level maintenance and upgrade program for the Egyptian SH-2G(E) aircraft and the Sikorsky BLACK HAWK helicopter program involving fuselage joining and installation tasks and the production of certain mechanical subassemblies.

HELICOPTERS - MAJOR PROGRAMS
Work continued on the SH-2G(A) program for Australia during the first quarter of 2007. This program involves the remanufacture of eleven helicopters with support, including a support services facility, for the Royal Australian Navy (RAN). The combined contracts have a current anticipated value of $762.6 million. The helicopter production portion of the program is valued at $612.7 million, essentially all of which has been recorded as sales. The associated in-service support center contract has a current anticipated value of $149.9 million, of which 47 percent has been recorded as sales through the first quarter of 2007.

In the first quarter of 2007 the division continued the process of Formal Qualification Testing (FQT) of the Integrated Tactical Avionics System (ITAS) software, and management currently anticipates that FQT will be successfully completed in mid-2007. At that point, the company believes that the aircraft will satisfy the requirements of the production contract. The Commonwealth has recently initiated preliminary discussions with the company that suggest the Commonwealth may choose to refocus itself at this time on the tasks that must be accomplished by both parties following successful completion of ITAS FQT (which would include the Commonwealth seeking to obtain a Special Flying Permit for operational testing of the aircraft) rather than to pursue the company's performance of the previously reported additional work scope (that would assist the Commonwealth in meeting current Australia aircraft certification requirements). As of the date of this report, it is unclear to the company which direction the Commonwealth will seek to pursue.

Meanwhile, the company awaits the outcome of the Minister of Defence's review of the Kaman program and possible alternatives, an item that was first reported in the company's Form 10-Q for the quarter ended June 30, 2006. While at least one Australian media report issued in April attributes a statement to the Minister of Defence that a decision will be made sometime this year, the company has not received any indication directly from the Commonwealth as to the exact timing of such decision.

The company believes that its program is the most efficient and cost effective method to achieve the Royal Australian Navy's operational needs and will continue its efforts to work with the Commonwealth to develop a satisfactory path forward to complete the SH-2G program.

As previously reported, in January 2007 the Commonwealth initiated the dispute resolution process outlined in the contract (which begins with discussions between the parties and could ultimately result in arbitration). The parties subsequently agreed to stop that process and mutually waive, for the present, the expiration of any statute of limitations periods that might be involved in the dispute. The Commonwealth's principal assertions are that the helicopters have not been delivered in a timely manner and the design of the helicopter, particularly the automatic flight control system, is inadequate from a safety perspective. Management believes that its obligations to the Commonwealth under the program are being performed and the design of the SH-2G(A) is safe and proper as demonstrated by the significant operational history of this aircraft type with several countries, including the United States, Egypt, New Zealand, and Poland.

Continued cost growth on this contract has required additional charges to the contract loss reserve including a $2.5 million charge recorded in the first quarter of 2007. This production contract has been in a loss position since 2002. The remaining accrued contract loss as of the end of the first quarter of 2007 is $10.1 million. This contract loss accrual continues to be monitored and adjusted as necessary to reflect the current anticipated cost of completing the contract.

At the conclusion of this contract, the company anticipates filing a claim for a refund with the IRS for look-back interest which management believes may be in excess of $5.0 million pretax. Look-back interest income relates to the timing of taxes paid on contract profit recognized in prior periods. The company's policy is to record this interest income or expense when the contract is completed as defined under IRS regulations.

The new subcontract work that the division is performing has become an important element in developing the business base at the Bloomfield, CT facility. The exposure to new customers is creating the potential for additional business opportunities for the division which would further enhance the Helicopters Division's reputation as an attractive subcontractor to the prime aerospace manufacturers.

The division continued its work under a program for depot level maintenance and upgrades for nine SH-2G(E) helicopters delivered to the Egyptian government during the 1990s. The total work scope is planned to include depot level maintenance and upgrades for all nine aircraft. Through March 30, 2007, the division is on contract for approximately $21.1 million of work related to maintenance and upgrades. Work for depot level maintenance on three of the aircraft was completed through 2006 and the work on the fourth aircraft commenced in August and it is anticipated that it will be completed in the second quarter of 2007. The division is working with the U.S. Navy and Egyptian Air Force to continue to structure the scope and timing for the funding regarding the multi-year program for the nine aircraft.

In mid 2006, the Helicopters Division received a $3.1 million contract modification from the Army Material Research Development and Engineering Command for follow-on work associated with development of the BURRO Unmanned Resupply Helicopter, utilizing the K-MAX. The funding covers work to enhance features of the flight and mission management system and to support BURRO participation in Army demonstrations. Separately, BURRO was selected to participate in an Army-sponsored demonstration at Ft. Benning, Georgia in late 2006 where promising new technologies were being evaluated for rapid introduction into the Army. The results of the Army’s evaluation are expected in mid 2007. Additionally, in the first quarter of 2007, the division signed an agreement with Lockheed Martin Systems Integration which will provide an opportunity for the parties to work together to develop potential government programs (foreign and domestic), involving the K-MAX helicopter and the BURRO aircraft.

The division also continues to support K-MAX helicopters that are operating with customers. At the end of the first quarter of 2007, the division maintained $19.4 million of K-MAX spare parts inventory.

KAMATICS

In millions	For the three months ended
	March 30, 2007	March 31, 2006
Net sales	$32.0	$26.2
% change	22.2%	14.0%

Kamatics (including RWG, our aircraft bearing manufacturer facility located in Germany) experienced record sales for the first quarter of 2007. Net sales for the first quarter of 2007 increased $5.8 million as compared to the first quarter of 2006. The increase in net sales was a result of higher shipments to our customers in the commercial jet liner market, the commercial aftermarket, regional jet market and the commercial engine market.

KAMATICS - MAJOR PROGRAMS
Several key customers contributed to the increase in Kamatics' sales across several product lines. The bearing products line has experienced significant growth in the first quarter of 2007 as a result of new orders from customers, in particular Boeing. Although Kamatics is focused on maintaining its current customer base, the company also continues to seek additional sales opportunities and is working toward further market penetration in both domestic and foreign markets. Additionally, the company has sustained its focus on process improvement and development of operating efficiencies. These endeavors have allowed the company to manage its high level of order activity and backlog as well as maintain delivery schedules. Kamatics also continued work on its expansion of an additional 10,000 square feet, which is under construction and scheduled for occupancy in the second quarter of 2007.

AEROSPACE SEGMENT - WARRANTY MATTERS
The company has two warranty-related matters that primarily impact the FMU-143 program at the Dayron facility. The first item involves a supplier's recall of a switch embedded in certain bomb fuzes. The second item involves bomb fuzes manufactured for the U.S. Army utilizing systems which originated before Dayron was acquired by Kaman that were subsequently found to contain an incorrect part. The U.S. Army Sustainment Command (USASC), the procurement agency that administers the FMU-143 contract, had authorized the warranty rework in the late 2004/early 2005 timeframe, however the company had not been permitted to finish the work due to issues raised by the USASC primarily related to administrative matters and requests for verification of the accuracy of test equipment (which accuracy was subsequently verified). On December 27, 2006, the company was notified by the USASC that it was changing its remedy under the warranty clause from correction of the non-conforming fuzes to an "equitable adjustment" of the contract price in the amount of $6.9 million. Management responded to the USASC in the first quarter of 2007 with an explanation of the company's position that the USASC was unjustified in attempting to make this change. As of the date of this report, the company has not yet received a formal response from the USASC. The parties are following the procedure established by the contract and if the USASC determines that it will not accept a rework of the fuzes, the company intends to take appropriate steps to protect its legal rights in the matter.

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

The company also has a warranty reserve for $0.7 million related to certain products produced at the PlasticFab facility in Wichita, Kansas as previously reported. There has been no further activity with respect to this matter during the first quarter of 2007.

OTHER AEROSPACE MATTERS
On July 31, 2006, the company submitted an Offer to Purchase (OTP) to NAVAIR and the General Services Administration to purchase the portion of the Bloomfield campus that the company currently leases from NAVAIR and has operated for several decades for the principal purpose of performing U.S. government contracts. Currently, the OTP is valid through July 31, 2007 and is subject to negotiation of terms mutually acceptable to the company and the government that include, in consideration for the transfer of title, the company's assumption of responsibility for environmental remediation at the facility as necessary to meet the requirements of state law that will apply upon the transfer. As of the date of this report, the company is in discussions with the U.S. government regarding these terms and the company anticipates that the process may take several more months. Thereafter, upon completion of the government's final approval processes and requirements, the company anticipates that transfer of title to the property will take place. In preparation for this, the company is in discussions with the Connecticut Department of Environmental Protection (CTDEP) in order to define the scope of such remediation.

In preparation for disposal of the Moosup, Connecticut facility, CTDEP has given the company conditional approval for reclassification of groundwater in the vicinity of the facility consistent with the character of the area. The company has substantially completed the process of connecting neighboring properties to public drinking water in accordance with such approval and in coordination with the CTDEP and local authorities. The company anticipates that this project will be completed in 2007.

The company has entered into an agreement with DSE, Inc., former owner of the Dayron operation, under which DSE will purchase the 40mm production line assets, including principally equipment, contracts and inventory. The sale price is approximately $4.5 million plus the value of inventory and the transaction, which is subject to customary closing conditions, is expected to occur on or before December 31, 2007.

INDUSTRIAL DISTRIBUTION SEGMENT RESULTS

The following table presents selected financial data for the Industrial Distribution segment:

In millions	For the three months ended
	March 30, 2007	March 31, 2006
Net sales	$173.4	$170.6
% change	1.7%	9.3%

Operating income	$8.7	$10.8
% of net sales	5.0%	6.3%
% change	(19.6)%	27.8%

NET SALES
The Industrial Distribution segment experienced record sales for the first quarter of 2007. The segment represents 54.6 percent of total consolidated net sales for the first quarter of 2007 and 57.5 percent for the first quarter of 2006. The increase in net sales in the first quarter of 2007 was primarily driven by greater sales volume in the West and Central regions, whereas the East region experienced a decrease in net sales specifically related to original equipment manufacturers.

OPERATING INCOME
Despite the additional sales volume and the correlating increase in gross margin, the segment experienced a decrease in operating income. The decrease in operating income for the first quarter of 2007 was primarily attributable to the fact that in the first quarter of 2006 there was a $1.6 million adjustment that increased earnings to properly capitalize in-bound freight charges to inventory. Additionally, the segment experienced an increase in overall operating expenses related to higher sales volume and higher personnel costs. The additional gross margin generated by the increase in sales was not sufficient to cover these incremental operating costs.

2007 INDUSTRIAL DISTRIBUTION SEGMENT TRENDS

THE MARKET
Because of our diverse customer base, our performance tends to track the U.S. Industrial Production Index. We are therefore affected, to a large extent, by the overall business climate of our customer industries, which includes plant capacity utilization levels, and the effect of pricing spikes and/or supply interruptions for basic commodities such as steel and oil. The market strength varied considerably by industry type in the first quarter of 2007. Certain industries to which we sell performed well during the first quarter including food processing, coal mining, oil exploration and electrical power generation. Other industries have recently experienced a decline, including the building industry with respect to new home construction as well as the automotive industry.

OUR STRATEGY
In order to meet the demands of our customers, we are focused on maintaining competitive pricing as well as providing value added services that save our customers money and time while helping them become more efficient and productive. Our strategy to accomplish this is to offer inventory management control procedures, process improvements, e-commerce capabilities and customer production enhancements. The segment's size and scale of operations also allows us to realize internal operating efficiencies as well as take strategic advantage of vendor incentives in the form of rebates. Management believes that we have appropriate tools related to systems management to compete effectively in our portion of the highly diversified industrial distribution industry. We are currently working to further improve our technology in order to continue to meet our customers’ growing needs. It is important that we have the appropriate qualified personnel to undertake these challenges and capitalize on opportunities and we continue to work at attracting and retaining well-qualified people.

Our business is one in which the top tiered participants, including Kaman, continue to expand their market presence due to both consolidation in the ranks of distributors and the inclination of the larger manufacturers to concentrate their purchases through national account arrangements. We also continue to look for additional opportunities in growing markets, particularly the mining, energy and food and beverage industries. Additionally, we continue to explore potential acquisition candidates. Our long-term strategy is to grow the segment by expanding into additional areas that enhance our ability to compete for large regional and national customer accounts. By so doing, we will more clearly establish our business as one that can provide all levels of service to our customers who are continually focused on the streamlining of purchasing operations and consolidation of supplier relationships. As previously disclosed, the segment won two new national accounts in the fourth quarter of 2006 that are expected to generate increased sales volume beginning in the second quarter of 2007. During the first quarter of 2007, the segment was advised that it had won two national account competitions in addition to the two reported in the fourth quarter of 2006. When fully implemented, two of these four new accounts would be expected to be among the segment’s largest.

MUSIC SEGMENT RESULTS

The following table presents selected financial data for the Music segment:

In millions	For the three months ended
	March 30, 2007	March 31, 2006
Net sales	$50.8	$52.4
% change	(3.1)%	25.9%

Operating income	$1.6	$1.3
% of net sales	3.1%	2.4%
% change	24.9%	(50.3)%

NET SALES
The Music segment represented 16.0 percent of total company sales for the first quarter of 2007 and 17.7 percent of total consolidated sales for the first quarter of 2006. Results for the first quarter of 2007 were affected by lower sales to national retailers as well as the mid to smaller sized retailers. The trend of decreased spending during the holiday selling season continued into 2007 and has affected the entire musical instruments industry.

OPERATING INCOME
Operating income for the Music segment increased primarily as a result of cost control programs and elimination of redundant expenses specifically at Musicorp. In the first quarter of 2007, the Dallas warehouse, the last planned reduction, was closed. Management expects that the segment will realize the full benefits of these cost savings initiatives throughout 2007.

2007 MUSIC SEGMENT TRENDS

THE MARKET
The retail environment in 2007 continues to be a challenge for the musical instrument industry. The 2006 holiday selling season was slower than anticipated and many of our customers continued to work off their 2006 purchased inventory well into the first quarter of 2007. Most retailers within the industry, from large national accounts to the mid size to small retailers, currently appear to be affected by a decrease in consumer spending. The unstable housing market, rising fuel prices and higher minimum monthly payments on credit cards have continued to curb consumer discretionary spending throughout the first quarter of 2007. Until these factors stabilize, management anticipates the trend of lower consumer spending on discretionary products will continue.

Large retail chains have continued to acquire mid-size retailers and consolidate their stores. The segment benefits from the increase in purchases by the national retailers but as a result of these consolidations, the remaining mid to smaller retailers continue to lose market share, which has a negative impact on our business. The segment also continues to watch the emerging trend involving non-musical instrument retailers selling lower end musical products that has created additional competition in an already challenging industry.

OUR STRATEGY
The segment's strategy to add popular premier branded products that can be brought to market exclusively by the segment has allowed us to build upon our market position. The added value that the segment brings as the largest independent U.S. distributor has allowed us to secure such arrangements. In mid 2006, the segment converted our distribution agreement with Sabian Cymbals into an exclusive contract, expanding an important product offering to proprietary brand status. Additionally, effective January 1, 2007, Elixir Strings selected the segment as its principal U.S. distributor. As a result of these agreements, sales during the first quarter of 2007 increased sales for both of these product lines.

As discussed above, the continued industry trend toward consolidation in the retail market has led to growth in the very large retail chains. The concentration of sales to these large customers is increasing and this has led to pricing pressures. Although our national accounts are important contributors to our sales volume, the segment also continues to support its traditional base of mid to small retailers. We have utilized the advantage of our sophisticated, large-scale business systems and have created a proprietary software system link to our inventories for our customer base of several thousand retailers ranging from the industry’s largest national chains, which require such systems, to the smallest neighborhood music stores, which gain the benefit of greater efficiency.

IV.	CRITICAL ACCOUNTING ESTIMATES

Preparation of the company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements in the company’s Annual Report on Form 10-K for the year ended December 31, 2006, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the company's critical accounting policies and significant estimates in the first quarter of 2007, except for the adoption of FIN 48 relative to the methodology for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For additional information regarding our adoption of FIN 48, see Note 1 of Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

V.	LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes first quarter cash flow activity:

In millions	March 30, 2007	March 31, 2006	$ Change	% Change
Total cash provided by (used in)
Operating activities	$(7.6)	$(35.3)	$27.7	78.4%
Investing activities	(4.8)	(1.9)	(2.9)	148.9%
Financing activities	9.5	37.8	(28.3)	(74.8)%
Increase (decrease) in cash	(2.9)	0.6	(3.5)	(570.7)%

Management assesses the company's liquidity in terms of its ability to generate cash to fund operating, investing and financing activities. Significant factors affecting liquidity include: cash flows generated from or used by operating activities, capital expenditures, investments in the business segments and their programs, acquisitions, divestitures, dividends, adequacy of available bank lines of credit, and factors which might otherwise affect the company's business and operations generally, as described below under the heading “Forward-Looking Statements”.

The primary sources of our liquidity are cash flow from operations and borrowings under our revolving credit agreement. During the first quarter of 2007, the company continued to rely significantly upon borrowings in order to fund our working capital requirements as well as certain investing and financing activities. Our working capital needs have continued to increase primarily as a result of delays in the completion of the Australian SH-2G(A) program. Going forward, we believe that bank borrowings will continue to provide an important source of support for the company's activities. We believe that our current revolving credit agreement, which was recently expanded by $50 million, to a total of $200 million, along with cash generated from operating activities, will be sufficient to support our anticipated future liquidity requirements.

OPERATING ACTIVITIES
Net cash used in operating activities decreased $27.7 million for the first quarter of 2007 compared to the first quarter of 2006. This decrease is primarily attributable to lower cash necessary to fund working capital requirements in the first quarter of 2007 as compared to the first quarter of 2006 as specifically discussed below:

•
The company generated higher net earnings in the first quarter of 2007 compared to the first quarter of 2006 which provided more overall cash to fund working capital requirements for the first quarter of 2007.

•
Inventory levels at the end of the first quarter of 2007 were relatively consistent with the end of 2006, whereas a significant amount of cash was used to fund purchases of inventory and pay down the liabilities associated with inventory growth during the first quarter of 2006.

•
The Aerospace segment cash outflow related to the payments of expenses associated with loss contracts, including the subcontract labor for the SH-2G(A) program, has decreased during the first quarter of 2007 as compared to the first quarter of 2006.

INVESTING ACTIVITIES
Net cash used in investing activities increased $2.9 million for the first quarter of 2007 compared to the same period of 2006. The primary contributor to this increase was additional cash outflow related to capital expenditures of $1.2 million. Most of these capital expenditures related to the Aerospace segment as the segment increases expenditures related to its machinery and facilities for the additional work that it has been awarded. Additionally, the Industrial Distribution segment purchased the final 9.2 percent minority interest in Delamac de Mexico S.A. de C.V. in the first quarter of 2007 for $0.5 million.

FINANCING ACTIVITIES
Net cash provided by financing activities decreased $28.3 million for the first quarter of 2007 compared to the same period of 2006. For the first quarter of 2007, the company borrowed $18.0 million under the Revolving Credit Agreement as compared to $40.3 million for the first quarter of 2006. The Revolving Credit Agreement is used primarily to satisfy working capital requirements. Due to the strong performance of the company during the first quarter of 2007, there was a lesser need for borrowings under this agreement in 2007.

FINANCING ARRANGEMENTS
At the start of 2007, the company had a $150 million revolving credit facility (Revolving Credit Agreement) expiring August 4, 2010. The facility includes the availability of funding in foreign currencies as well as an “accordion” feature that provides the company the opportunity to request, subject to bank approval, an expansion of up to $50 million in the overall size of the facility. On January 31, 2007, the company executed an amendment to activate the accordion thereby expanding the Revolving Credit Agreement to $200 million. In conjunction with this exercise, the credit agreement was amended to add another $50 million accordion feature for possible future activation bringing the total potential arrangement to $250 million. The facility is expected to be sufficient to support the company's anticipated operating, investing and financing activity for at least the next 12 months.

Total average bank borrowings for the first quarter of 2007 were $72.0 million compared to $69.9 million for the same period in 2006. As of March 30, 2007, there was $98.3 million available for borrowing under the Revolving Credit Agreement. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Agreement. A total of $26.3 million in letters of credit were outstanding under the Revolving Credit Agreement at March 30, 2007, $19.8 million of which is related to the Australia SH-2G(A) program. The letter of credit for the production portion of the Australia program has a balance of $16.0 million, the majority of which is expected to remain in place until the first fully capable aircraft is accepted by the RAN.

Facility fees and interest rates under the Revolving Credit Agreement are determined on the basis of the company's credit rating from Standard & Poor's. In January 2007, Standard & Poor's re-affirmed the company rating as investment grade BBB- with an outlook of stable. Management believes that this is a favorable rating for a company of our size. Under the terms of the Revolving Credit Agreement, if this rating should decrease, the effect would be to increase facility fees as well as the interest rates charged. The financial covenants related to the Revolving Credit Agreement include a requirement that the company have i) EBITDA, at least equal to 300 percent of net interest expense, on the basis of a rolling four quarters and ii) a ratio of consolidated total indebtedness to total capitalization of not more than 55 percent. The agreement also incorporates a financial covenant which provides that if the company's EBITDA to net interest expense ratio is less than 6 to 1, the ratio of i) accounts receivable and inventory for certain Kaman subsidiaries to ii) the company's consolidated total indebtedness cannot be less than 1.6 to 1. The company remained in compliance with those financial covenants as of and for the quarter ended March 30, 2007.

OTHER SOURCES/USES OF CAPITAL
At March 30, 2007, the company had $14.8 million of its 6 percent convertible subordinated debentures outstanding. The debentures are convertible into shares of common stock at any time on or before March 15, 2012 at a conversion price of $23.36 per share, generally at the option of the holder. Pursuant to a sinking fund requirement that began March 15, 1997, the company was required to redeem $1.7 million of the outstanding principal of the debentures each year. Recently, as a result of the increase in the company's stock price, several debenture holders have elected to convert their bonds to shares of common stock. During the first quarter, a total of 684 shares of common stock were issued for the conversion of 16 debentures. The conversion of debentures into common shares typically decreases outstanding principal that the company must redeem each year. As a result of these conversions, the company plans to redeem only $1.6 million of the outstanding principal of the debentures in 2007 and to continue to do so each year going forward.

In November 2000, the company's board of directors approved a replenishment of the company's stock repurchase program, providing for repurchase of an aggregate of 1.4 million common shares for use in administration of the company's stock plans and for general corporate purposes. There were no shares repurchased during the first quarter of 2007.

We plan to record pension expense of approximately $9.6 million and make a cash contribution of $10.0 million to our tax-qualified defined benefit pension plan for the 2007 plan year. This is based upon the asset value of the pension trust fund as of December 31, 2006. For the 2006 plan year, we expensed approximately $12.5 million and made a contribution of $9.8 million, of which $2.5 million was paid in January 2007, to our tax-qualified defined benefit pension plan. This was based upon the asset value of the pension trust fund as of December 31, 2005.

VI.	CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

CONTRACTUAL OBLIGATIONS
There has been no material change outside the ordinary course of business in the company's contractual obligations during the first quarter of 2007. Please see the company's Annual Report for the year ended December 31, 2006 for a discussion of its contractual obligations.

OFF-BALANCE SHEET ARRANGEMENTS
There has been no material change in the company's off-balance sheet arrangements as of the first quarter of 2007. Please see the company's Annual Report for the year ended December 31, 2006 for a discussion of such arrangements.

VII.	RECENT ACCOUNTING STANDARDS

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), including an amendment to Statement of Financial Accounting Standards No. 115. Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offsetting accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. The company is still in the process of evaluating the impact that adoption of SFAS 159 will have on our future consolidated financial statements.

Forward-Looking Statements
This report may contain forward-looking information relating to the company's business and prospects, including the Aerospace, Industrial Distribution and Music businesses, operating cash flow, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of competitions for government programs and thereafter contract negotiations with government authorities, both foreign and domestic; 2) political conditions in countries where the company does or intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) domestic and foreign economic and competitive conditions in markets served by the company, particularly defense, commercial aviation, industrial production and the consumer market for music products; 5) satisfactory completion of the Australian SH-2G(A)program, including resolution of the current contract dispute with the Commonwealth; 6) receipt and successful execution of production orders for the JPF U.S. government contract including the exercise of all contract options and receipt of orders from allied militaries, as both have been assumed in connection with goodwill impairment evaluations; 7) in the EODC/University of Arizona litigation, successful defeat of the University’s appeal of the jury verdict in the company’s favor; 8) satisfactory resolution of (i) the company’s dispute with the U.S. Army procurement agency relating to warranty work for the FMU-143 program and (ii) the 2005 DCIS investigation of that program; 9) satisfactory results of negotiations with NAVAIR concerning purchase of the company's leased facility in Bloomfield, Conn.; 10) continued support of the existing K-MAX helicopter fleet, including sale of existing K-MAX spare parts inventory and in 2007, availability of a redesigned clutch assembly system; 11) cost growth in connection with environmental remediation activities at the Moosup facility and such potential activities at the Bloomfield facility; 12) profitable integration of acquired businesses into the company's operations; 13) changes in supplier sales or vendor incentive policies; 14) the effect of price increases or decreases; 15) pension plan assumptions and future contributions; 16) future levels of indebtedness and capital expenditures; 17) continued availability of raw materials in adequate supplies; 18) the effects of currency exchange rates and foreign competition on future operations; 19) changes in laws and regulations, taxes, interest rates, inflation rates, general business conditions and other factors; and 20) other risks and uncertainties set forth in the company's annual, quarterly and current reports, and proxy statements. Any forward-looking information provided in this report should be considered with these factors in mind. The company assumes no obligation to update any forward-looking statements contained in this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the company’s exposure to market risk during the quarter ended March 30, 2007. Please see the company’s annual report on Form 10-K for the year ended December 31, 2006 for discussion of the company’s exposure to market risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 30, 2007. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 30, 2007, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There were no changes in internal controls over financial reporting at the company that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Kaman Corporation and Subsidiaries
Part II - Other Information

Item 1A.	Risk Factors

Information regarding risk factors appears in Part I - Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2006 (SEC Accession No. 0000054381-06-000036). There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Equity Securities; Conversion of Convertible Debentures

During the quarter ended March 30, 2007, holders of the company’s 6% Convertible Subordinated Debentures Due 2012 converted a total of 16 such debentures into an aggregate of 684 shares of the company’s common stock. The company received no cash consideration for the issued shares which were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended, contained in Section 3(a)(9) of such Act.

(c) Purchases of Equity Securities

In November 2000, the company's board of directors approved a replenishment of the company's stock repurchase program providing for repurchase of an aggregate of 1.4 million common shares for use in administration of the company's stock plans and for general corporate purposes.

The following table provides information about purchases of common shares by the company during the three months ended March 30, 2007:

			Total Number
			of Shares	Maximum
			Purchased as	Number of
	Total		Part of	Shares That
	Number	Average	Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Plan	the Plan

01/01/07-
01/26/07	-	-	269,611	1,130,389

01/27/07-
02/23/07	-	-	269,611	1,130,389

02/24/07-
03/30/07	-	-	269,611	1,130,389

Item 4.	Submission of Matters to Vote of Security Holders

The annual meeting of the company's shareholders was held at the company's Bloomfield headquarters on April 17, 2007. Following is a brief description of each matter voted upon at the meeting:

1. Election of Directors

The Board of Directors has authorized nine directors divided into three classes. Each year one class is elected for a three-year term. At this meeting, two individuals were elected Class 2 directors to serve for a term of three years and until their successors have been elected and qualify. Opposite each person's name is the number of shares voted in favor and the number of shares withheld. There were no broker non-votes.

Name	In Favor	Vote Withheld

Eileen S. Kraus	21,349,038	1,066,726
Richard J. Swift	21,435,076	980,688

The Class 1 and Class 3 Directors whose terms of office as directors continued after the meeting are Robert Alvine, Brian E. Barents, E. Reeves Callaway III, John A. DiBiaggio, Karen M. Garrison, Edwin A. Huston, and Paul R. Kuhn.

2. Ratification of KPMG LLP Appointment

A proposal to ratify the appointment of KPMG LLP as the company's auditors during the ensuing year was adopted by shareholders who voted 21,796,724 shares in favor, 563,792 against, with 55,248 abstentions and no broker non-votes.

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

KAMAN CORPORATION
Registrant

Date: May 3, 2007	By: /s/ Paul R. Kuhn
Paul R. Kuhn
Chairman, President and
Chief Executive Officer
(Duly Authorized Officer)

Date: May 3, 2007	By: /s/ Robert M. Garneau
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