Form 10-K/A
period 2006-12-31
KAMAN CORP
filed 2007-08-02
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2006.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission File No.  0-1093

KAMAN CORPORATION
(Exact name of registrant as specified in its charter)

Connecticut	06-0613548
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

Kaman Corporation
Index to Form 10-K/A
Year Ended December 31, 2006

EXPLANATORY NOTE:

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 is being filed principally to provide revised segment reporting footnote disclosure. In the first quarter of 2007, the U.S. Securities and Exchange Commission (“SEC”) requested certain information from us in connection with an ordinary course review of our Annual Report on Form 10-K for the year ended December 31, 2006, including how we aggregated segment data.

In connection with discussions with the SEC, we have re-evaluated how we aggregate our operating divisions into our reportable segments under Financial Accounting Standards Board Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As a result, we are revising certain of the Notes to Consolidated Financial Statements for all periods presented to disaggregate our Aerospace segment into four reporting segments: Aerostructures, Fuzing, Helicopters and Specialty Bearings. The Industrial Distribution and Music segments remain unchanged.

For the convenience of the reader, this Form 10-K/A sets forth the entire 2006 Form 10-K. However, this Form 10-K/A amends and restates only Items 1, 7 and 8 of the 2006 Form 10-K.  As previously disclosed on June 19, 2007, the Company has reevaluated the effectiveness of its disclosure controls and procedures, taking into account the restated segment information described above.  Based on this reevaluation and recent SEC interpretive guidance, the disclosure regarding the company's controls and procedures set forth in Item 9A hereof remains unchanged.

No information in this Form 10-K/A has been updated for any subsequent events occurring after March 1, 2007, the date of the original filing. The aforementioned changes have no effect on the company’s consolidated balance sheets as of December 31, 2006 and 2005 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years ended December 31, 2006, 2005 and 2004 or on the company’s liquidity or financial position.

PART I

ITEM 1.  BUSINESS

INTRODUCTION

Kaman Corporation, which was incorporated in 1945, reports information for itself and its subsidiaries (collectively, the "company") in six business segments.  They are Industrial Distribution and Music as well as four reporting segments within the aerospace industry: Aerostructures, Fuzing, Helicopters and Specialty Bearings (collectively, the “Aerospace Segments”).

The combined Aerospace Segments consist primarily of the following subsidiaries: Kaman Aerospace Corporation, Kamatics Corporation, Kaman Dayron, Inc. (Dayron), Plastic Fabricating Company, Inc. (PlasticFab), and RWG Frankenjura-Industrie Flugwerklager GmbH (RWG).  The divisions of Kaman Aerospace Corporation are Aerostructures, Fuzing and Helicopters.

The Aerostructures segment, including PlasticFab operations, produces aircraft subassemblies and other parts for commercial and military airliners and helicopters. Its principal customers are Boeing and Sikorsky Aircraft Corporation. Operations involving the use of metals are conducted principally at the company's Jacksonville, Florida facility, while operations involving composite materials are conducted principally at the PlasticFab facility in Wichita, Kansas.

The Fuzing segment, including Dayron, manufactures products for military and commercial markets, primarily related to military safe, arm and fuzing devices for several missile and bomb programs; as well as precision non-contact measuring systems for industrial and scientific use; and high reliability memory systems for airborne, shipboard, and ground-based programs. Principal customers include the U.S. military, Boeing, Lockheed Martin and Raytheon. In September 2006, the Fuzing Division of Kaman Aerospace Corporation assumed responsibility for the company’s Electro-Optics Development Center (EODC).  As a result, segment operations now are conducted at the Middletown, Connecticut, Orlando, Florida (Dayron) and Tucson, Arizona (EODC) facilities.

The Helicopters segment markets its helicopter engineering expertise and performs subcontract programs for other manufacturers.  It also refurbishes, provides upgrades, and supports Kaman SH-2G maritime helicopters operating with foreign militaries as well as K-MAX® “aerial truck” helicopters operating with government and commercial customers in several countries. The SH-2G aircraft is currently in service with the Egyptian Air Force and the New Zealand and Polish navies.  Operations are primarily conducted at the Bloomfield, Connecticut facility.

Operations for the Specialty Bearings segment are conducted at the Bloomfield, Connecticut (Kamatics) and Dachsbach, Germany (RWG) facilities.  The segment primarily manufactures proprietary self-lubricating bearings used in aircraft flight controls, turbine engines and landing gear in Bloomfield. These bearings are currently used in nearly all military and commercial aircraft in production in North and South America and Europe and are market-leading products for applications requiring a highly sophisticated level of engineering and specialization in the airframe bearing market.  The segment also manufactures market leading proprietary power transmission couplings for helicopters and other applications in Bloomfield and custom designed and manufactured rolling element and self-lubricating bearings at RWG for aerospace applications.

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

EXECUTIVE SUMMARY OF KEY EVENTS REGARDING 2006

•
The company experienced record consolidated net sales for 2006 of $1.2 billion, an increase of 9.5 percent over 2005, with the Specialty Bearings segment and the Industrial Distribution segment generating record sales for 2006.

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

•	The Industrial Distribution segment experienced record operating income for 2006.

•
The combined Aerospace Segments continued to improve profitability through operating efficiencies and further developing relationships with many key customers including Sikorsky, Boeing and Airbus, which resulted in broadening our business base and record operating income for the combined Aerospace Segments for 2006.

•
In the fourth quarter of 2006, the U.S. Air Force released production for Option 4 of the Joint Programmable Fuze (JPF) program.  This Option, valued at $39.6 million, is in addition to other JPF contract modifications signed during 2006 totaling $38.9 million.

•
The company continued to work with our customer towards completion of the Australia SH-2G(A) program and we recorded an additional $9.7 million loss reserve related to incremental anticipated costs to complete the contract.  Please refer to the Helicopters segment narrative for further information regarding the Australia program.

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

COMBINED AEROSPACE SEGMENTS RESULTS

Sales for the combined Aerospace Segments for calendar year 2006 were $326.0 million compared to $288.0 million in 2005.  The combined Aerospace Segments had operating income of $48.1 million for 2006 compared to operating income of $33.3 million in 2005 driven primarily by an increase in sales volume at the Aerostructures, Fuzing and Specialty Bearings segments.  The 2006 results include a total charge of $9.7 million recorded for the Australia SH-2G(A) program compared to $16.8 million of such charges in 2005.  The 2005 results also include the recovery of $6.8 million of previously written off program investments related to MD Helicopters, Inc.

Prior to 2005, our Kaman Aerospace Corporation subsidiary operations were designed to support our prime helicopter operations.  In 2005, the subsidiary was realigned to create separate divisions to provide a more focused organizational structure, separating the operating units that were subject to larger prime contractor overheads from the other units. Since then, we have reduced those overheads, focused on opportunities having the best overall margin potential, upgraded facilities, and employed lean initiatives to streamline business processes. Taken together, these activities have facilitated our efforts to build our business base and further develop our reputation as an attractive domestic subcontractor to prime manufacturers.

AEROSTRUCTURES SEGMENT

The Aerostructures segment had net sales for 2006 of $78.7 million compared to $55.0 million in 2005, a 43.2 percent increase.  The largest contributor to the increase is the contract with Sikorsky for production of cockpits for the BLACK HAWK helicopter, followed by higher shipments to Boeing, most notably for the 777 program.  Operating income for 2006 was $11.5 million compared to $3.8 million for 2005.

The Sikorsky helicopter program, the Boeing 777 program, and the Boeing C-17 wing structure assembly program comprise the Aerostructures segment’s major programs. During 2006, the segment's Jacksonville facility continued to ramp up production for the multi-year Sikorsky program, which includes installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines, and the composite structure that holds the windscreen for several models of cockpit for the BLACK HAWK helicopter. This program could lead to the fabrication of approximately 350 units and bring the total value to approximately $100.0 million or more depending upon which models are ultimately ordered. The original order, which was received in late 2004, covered approximately 80 cockpits.  In the third quarter of 2006, Sikorsky ordered an additional 30 cockpits bringing the total order to 110 cockpits and management estimates that both orders will be fully delivered by mid-2007.  In February 2007, the segment received a follow-on order for an additional 176 cockpits consisting of various models.  Management anticipates that deliveries on this 2007 order will continue through 2008.  As production for this program has increased, sales have increased and profitability has improved.  A total of 72 cockpits have been delivered under this contract from inception to date.  As a result of our performance on this program, the Helicopters segment has also experienced additional opportunities to work with Sikorsky.

Work continued on the production of structural wing subassemblies for the Boeing C-17.  This long-term program has been an important element in helping to maintain a sufficient business base at the Jacksonville facility.  The program was originally scheduled to conclude in mid-2007 with the completion of the 180th aircraft.  Recently, Boeing informed the company that the program will continue for a minimum of 22 additional shipsets, extending deliveries through the end of 2008.

Throughout 2006, the segment has continued to work toward increasing operational efficiencies through process improvement and lean initiatives.  The Jacksonville facility has clearly benefited from these efforts and is developing a reputation as a lower cost, high quality domestic subcontractor for the aerospace community's prime manufacturers. We are continuing these efforts at both our Jacksonville facility and our PlasticFab facility in Wichita.

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

FUZING SEGMENT

The Fuzing segment had net sales in 2006 of $71.1 million compared to $64.1 million in 2005, a 10.9 percent increase.  In September 2006, the Fuzing Division of Kaman Aerospace Corporation took responsibility for EODC and as a result, the net sales for the Fuzing segment now include EODC sales of $3.4 million for 2006 and $5.7 million for 2005.  The increase in sales for 2006 is primarily due to higher production volume and shipments at the Middletown, CT facility for its legacy fuzing programs as well as higher shipments on the advanced FMU-152A/B Joint Programmable Fuze (JPF) program at the Dayron facility.  These positive operating results were partially offset by a decrease in sales on the 40MM program due to production interruptions in early 2006 after which production resumed in mid-2006. Operating income for 2006 was $7.8 million compared to $3.1 million for 2005.

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

Throughout 2006 the segment worked through a variety of issues related to the JPF manufacturing process that have in the past resulted in, and may continue to result in, periodic interruptions of program production. The segment continues to work on diagnosing and correcting technical issues, strengthening the reliability of its supply chain, and improving material flow on the JPF program in order to meet production requirements. The segment also worked on production system improvements throughout the year although the various production interruptions that have sporadically occurred have created operational inefficiencies.  Management believes that we have made significant progress on many of these matters and believes most of them are now behind us.

The facilitization program that is currently underway is an important element in improving our quality and efficiency on this program. The two-phase facilitization project will result in, among other things, a second JPF production line at the segment's Middletown facility.  This program provides us an opportunity to review production workflow to create greater efficiencies.  Management expects that the facilitization program will be completed in late 2007. Additionally, as the JPF product has continued to develop in the market, the segment is focused on further marketing of the JPF to foreign allied militaries. Management believes that foreign sales are another important element in the ultimate success of the program.  Overall, we believe that profitability will improve as progress is made relative to operating efficiencies, as deliveries to the U.S. military increase and as further orders are received from foreign militaries.

The segment has two warranty-related matters that primarily impact the FMU-143 program at the Dayron facility.  The first item involves a supplier's recall of a switch embedded in certain bomb fuzes.  The second item involves bomb fuzes manufactured for the U.S. Army utilizing systems which originated before Dayron was acquired by the company that have since been found to contain an incorrect part.  The U.S. Army Sustainment Command (USASC), the procurement agency that administers the FMU-143 contract, had authorized warranty rework in the late 2004/early 2005 timeframe, however Dayron had not been permitted to finish the work due to issues raised by USASC, primarily related to administrative matters and requests for verification of the accuracy of test equipment (which accuracy was subsequently verified).  On December 27, 2006, the USASC notified Dayron that it was changing its remedy under the warranty clause from correction of the non-conforming fuzes to an "equitable adjustment" of the contract price in the amount of $6.9 million. Management believes that the USASC is unjustified in attempting to make this change and has responded to that effect to the USASC.  The parties are following the procedure established by the contract and if the USASC determines that it will not accept a rework of the fuzes, the company intends to appeal the decision.  Additionally, as previously disclosed, in March 2005 the U.S. Attorney's Office for the Middle District of Florida and the Defense Criminal Investigative Service (DCIS) initiated an investigation into the second warranty matter. Dayron has cooperated fully with the authorities, working to resolve the matter in a mutually satisfactory manner. As of the date of this report, Dayron has not received any notification from the authorities regarding resolution of the investigation.

HELICOPTERS SEGMENT

The Helicopters segment had net sales in 2006 of $69.9 million compared to $76.7 million in 2005, a decrease of 8.8 percent.  The decrease in net sales is primarily due to the sale of four K-MAX aircraft in 2005 compared to only one aircraft sale in 2006, that being the last available K-MAX aircraft.  This decrease was partially offset by new work that the Helicopters segment performed for Sikorsky during 2006.    Operating income for 2006 was $0.2 million compared to $1.2 million for 2005.

Work continued throughout 2006 on the SH-2G(A) program for Australia.  This program involves the remanufacture of eleven helicopters with support, including a support services facility, for the Royal Australian Navy (RAN). The combined contracts have a current anticipated value of $762.6 million. The helicopter production portion of the program is valued at $612.7 million, essentially all of which has been recorded as sales through 2006. The associated in-service support center contract has a current anticipated value of $149.9 million of which 45 percent has been recorded as sales through the end of 2006.  The segment made significant progress during 2006 toward completion of the requirements of the 1997 production contract with the Commonwealth of Australia by performing Formal Qualification Testing (FQT) of the Integrated Tactical Avionics System (ITAS).  During this time, the segment also worked with the Commonwealth to resolve previously reported flight safety questions that resulted in grounding of the aircraft early in 2006 and management believes that the cause of the safety concern has been rectified.  The Commonwealth also continued to develop additional work scope related to its aircraft certification requirements, which would involve development and testing of new software and hardware requirements for the automatic flight control system.  The segment has provided a proposal to perform the additional work, which could take up to approximately twenty-nine months.

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

The segment is also continuing work under a program to provide depot level maintenance for SH-2G(E) helicopters delivered to the government of Egypt during the 1990s.  Through December 2006, the total estimated value of the program was $7.3 million and the segment had completed work on three of the aircraft.  Work on the fourth aircraft commenced in August 2006 and is anticipated to be completed in May 2007.  In January 2007, the segment received authorization for $1.8 million for depot level maintenance on the fifth aircraft.

In July 2006, the Helicopters segment received a $3.1 million contract modification from the Army Material Research Development and Engineering Command for follow-on work associated with development of the BURRO Unmanned Resupply Helicopter, utilizing the K-MAX. The funding covers work to enhance features of the flight and mission management system and to support BURRO participation in Army demonstrations. Separately, BURRO was selected to participate in an Army-sponsored demonstration at Ft. Benning, Georgia in November 2006, during which promising new technologies were being evaluated for rapid introduction into the Army.  The results of the Army’s evaluation are expected in early 2007.

The segment continues to support K-MAX helicopters that are operating with customers. At the end of 2006, the segment maintained $19.3 million of K-MAX inventory, which consisted of spare parts.

The Helicopters segment began to perform subcontract work for Sikorsky in 2006 involving fuselage joining and installation tasks on the BLACK HAWK helicopter as well as providing certain mechanical subassemblies.

SPECIALTY BEARINGS SEGMENT

The Specialty Bearings segment had net sales of $106.3 million for 2006 compared to $92.2 million in 2005, an increase of 15.2 percent.  The increase for 2006 is a result of a higher volume of shipments to our customers in the commercial jet liner market, the commercial aftermarket, regional jet market and the commercial engine market.  Operating income for 2006 was $28.6 million compared to $25.2 million for 2005.

Several key customers, including Boeing and Airbus, have been significant contributing factors to the segment’s operating results.  The segment continues to concentrate on maintaining delivery schedules, as well as actively seeking additional sales opportunities and working toward further market penetration. The company's continued focus on process improvement and enhancing operating efficiencies allows it to manage the additional order activity and backlog. The segment’s shorter lead times and high on-time delivery performance have earned it a reputation as an industry leader in overall delivery performance. In order to meet production requirements, the segment added 25,000 square feet of plant space at the Bloomfield site during the fourth quarter, representing an approximate 20 percent increase in production space.  An additional 10,000 square feet is under construction for occupancy in the second quarter of 2007.

In December 2006, Kamatics was awarded the Pratt & Whitney Gold Supplier Award.  Kamatics is one of only nine Pratt & Whitney Gold Supplier companies worldwide ever to have received this recognition.

AEROSPACE SEGMENTS - OTHER MATTERS

As previously reported, a jury verdict was reached on May 17, 2006 in the Kaman Aerospace Corporation’s breach of contract suit against the University of Arizona. The jury found in favor of Kaman on its claim that the University breached the contract between the parties and also found in favor of Kaman and against the University on the University's counterclaim for breach of contract. No damages were awarded to either party. The University has appealed the jury verdict to the Arizona Court of Appeals and management currently expects a decision from the court of appeals sometime during 2007.

On July 31, 2006, the company submitted an Offer to Purchase (OTP) to the U.S. Navy Air Systems Command (NAVAIR) and the General Services Administration to purchase the portion of the Bloomfield site that Kaman Aerospace Corporation (of which the Helicopters segment forms a part) currently leases from NAVAIR and has operated for several decades for the principal purpose of performing U.S. government contracts. Currently, the OTP is valid through July 31, 2007 and is subject to negotiation of terms mutually acceptable to the company and the government that include, in consideration for the transfer of title, the company's assumption of responsibility for environmental remediation at the facility as necessary to meet the requirements of state law that will apply upon the transfer. As of the date of this report, the company is in discussions with the government regarding these terms and the company anticipates that the process may take several more months. Thereafter, upon completion of the government's final approval processes and requirements, the company anticipates that transfer of title to the property will occur. In preparation for this, the company is in discussions with the Connecticut Department of Environmental Protection (CTDEP) in order to define the scope of such remediation.

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

AVAILABLE INFORMATION

The company's website address is www.kaman.com.  The company's annual report on Form 10-K, quarterly reports on Form 10-Q, proxy statements, and current reports on Form 8-K as well as amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, together with Section 16 insider beneficial stock ownership reports, are available free of charge through the website as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission. The information contained in the company's website is not intended to be incorporated into this Form 10-K/A.

The Certificate of Incorporation, Bylaws, Governance Principles and all Board of Directors' standing Committee Charters (including Audit, Corporate Governance, Personnel & Compensation and Finance) are also located on the company's website in the Corporate – Corporate Governance section.

FINANCIAL INFORMATION

Information concerning each segment's performance for the last three fiscal years is included in the Segment Information section of Item 8 of this Form 10-K/A and such section is incorporated herein by reference.

PRINCIPAL PRODUCTS AND SERVICES

Following is information for the three preceding fiscal years concerning the percentage contribution of each business segment's products and services to the company's consolidated net sales:

	Years Ended December 31
	2006	2005	2004
Aerostructures	6.5%	5.0%	4.6%
Fuzing	5.9%	5.8%	6.4%
Helicopters	5.8%	7.0%	6.7%
Specialty Bearings	8.8%	8.3%	7.7%
Subtotal Aerospace	27.0%	26.1%	25.4%
Industrial Distribution	55.2%	56.5%	58.5%
Music	17.8%	17.4%	16.1%
Total	100.0%	100.0%	100.0%

RESEARCH AND DEVELOPMENT EXPENDITURES

Government sponsored research expenditures (which are included in cost of sales) were $4.4 million in 2006, $7.0 million in 2005, and $5.9 million in 2004. Independent research and development expenditures (which are included in selling, general and administrative expenses) were $3.4 million in 2006, $2.7 million in 2005, and $4.0 million in 2004.

BACKLOG

The Aerospace Segments’ combined program backlog was approximately $450.6 million as of December 31, 2006, $373.9 million at December 31, 2005, and $309.6 million at December 31, 2004.

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

COMPETITION

Overall, the combined Aerospace Segments operate in a competitive environment with many other domestic and foreign organizations.  The combined Aerospace Segments are also affected by the political and economic circumstances of their potential foreign customers.  The Aerostructures segment competes for aircraft structures and components business on the basis of price, product quality, and the segment’s past performance.  Competitors for this business include small machine shops and offshore manufacturing facilities.  The Fuzing segment competes for its business primarily on the basis of technical competence, product quality, price, its experience as a developer and manufacturer of such products for particular applications and the availability of facilities, equipment and personnel.  The Helicopters segment competes on the basis of price, performance, its experience as a manufacturer of helicopters, the quality of its products and services, and the availability of facilities and equipment to perform subcontract services.  The Specialty Bearings segment competes for its specialty aircraft bearing business based on quality and proprietary knowledge, product endurance, and special performance characteristics.

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

Please also refer to the discussion in Item 1(A) (Risk Factors).

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

EMPLOYEES

As of December 31, 2006, the company employed 3,906 individuals throughout its business segments and corporate headquarters.

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

These patents are allocated as follows:

	U.S. PATENTS		FOREIGN PATENTS
Industry	Issued	Pending	Issued	Pending

Aerospace	34	4	8	4
Industrial Distribution	0	0	0	0
Music	26	0	45	16
Total	60	4	53	20

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

Such studies and investigations are ongoing at the company's Bloomfield, and Moosup, Conn. facilities with voluntary remediation activities also being undertaken at the Moosup facility.  The company has cooperated with the U.S. Government in the environmental studies required to be undertaken by the Government in connection with the Government’s proposed sale of its Bloomfield facility to the company, which is discussed above in Item 1 (Aerospace Segments - Other Matters) and in Item 2 (Properties).  As a result of such studies, the company is in the process of identifying various voluntary remediation activities that it would agree to undertake in connection with a completed purchase of the facility. These activities relate to items that may be required under Connecticut law upon a legal transfer of the property’s ownership.  Based upon its current knowledge, the company is unable to determine at this time the ultimate effect that resolution of this transaction may have upon the future financial condition of the company.

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

FOREIGN SALES

Of the company’s 2006 sales, 14.1 percent were made to customers located outside the United States.  During 2006, the company continued its efforts to develop international markets for its products and foreign sales (including sales for export).  The company also continued to perform work under contracts with the Commonwealth of Australia for the supply of retrofit SH-2G helicopters. Additional information required by this item is included in the Segment Information section of the company's 2006 Item 8 of this Form 10-K/A.

ITEM 1A.  RISK FACTORS

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to, those set forth below, any one of which could cause our actual results to vary materially from recent results or anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion in “Forward Looking Statements” in Item 1 of this Form 10-K/A and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in Item 7 of this Form 10-K/A and in “Notes to Consolidated Financial Statements” in our Item 8 of this Form 10-K/A.

Our financial performance is dependent on the conditions of the aerospace industry.

The combined Aerospace Segments’ results are directly tied to the economic conditions in the commercial aviation and defense industries. The aviation industry tends to be cyclical, and capital spending by airlines and aircraft manufacturers may be influenced by a variety of factors including current and predicted traffic levels, aircraft fuel pricing, labor issues, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, worldwide airline profits and backlog levels. Additionally, a significant amount of work that we perform under contract tends to be for a few large customers.

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

For long-term contracts in the combined Aerospace Segments, we generally recognize sales and income based on the percentage-of-completion method of accounting which allows for recognition of revenue as work on a contract progresses.  We recognize sales and profit based upon either (1) the cost-to-cost method, in which profit is recorded based upon a ratio of costs incurred to estimated total costs to complete the contract, or (2) the units-of-delivery method, in which sales are recognized as deliveries are made and cost of sales is computed on the basis of the estimated ratio of total cost to total sales.

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

During the year, the company made significant progress toward completion of the requirements of the 1997 production contract with the Commonwealth of Australia by performing FQT of the ITAS.  During this time, the company also worked with the Commonwealth to resolve previously reported flight safety questions that resulted in grounding of the aircraft early in 2006 and management believes that the cause of the safety concern has been rectified.  The Commonwealth also continued to develop additional work scope related to its aircraft certification requirements, which would involve development and testing of new software and hardware requirements for the automatic flight control system.  The company has provided a proposal to perform the additional work, which could take up to approximately twenty-nine months.

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

We rely on foreign and domestic suppliers and commodity markets to secure raw materials used in many of the products we manufacture within the combined Aerospace Segments or sell within our Industrial Distribution and Music segments.  This exposes us to volatility in the prices and availability of raw materials. In some instances, we depend upon a single source of supply. A disruption in deliveries from our suppliers, price increases, or decreased availability of raw materials or commodities, could adversely affect our ability to meet our commitments to customers.  This could also have an impact on our operating costs as well as our operating income. We try to base our supply management process on an appropriate balancing of the foreseeable risks and the costs of alternative practices. We also try to pass on increases in our costs but our ability to do so depends on contract terms and market conditions. Raising our prices could result in decreased sales volume, which could significantly reduce our profitability. All of these factors may have an adverse effect on our results of operations or financial condition.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The company owns or leases approximately 4,081 thousand square feet of space throughout the United States and in Australia, Canada, Germany, Mexico and Taiwan, distributed as follows:

SQUARE FEET
(in thousands as of 12/31/06)
Aerostructures segment	338
Fuzing segment	331
Helicopters segment	1,065
Specialty Bearings segment	83
Subtotal Aerospace Segments	1,817
Industrial Distribution segment	1,464
Music segment	760
Corporate Headquarters	40
Total	4,081

The combined Aerospace Segments’ principal facilities in the U.S. are located in Connecticut (Helicopters, Fuzing and Specialty Bearings segments), Florida (Aerostructures and Fuzing segments), and Kansas (Aerostructures segment) and its principal foreign locations are in Australia (Helicopters segment) and Germany (Specialty Bearings segment).  These facilities are used for manufacturing, engineering and office purposes. The company occupies 133 thousand square feet of space in Wichita, Kansas under a lease agreement with a term scheduled to expire in March, 2015.  The company also occupies a facility in Nowra, New South Wales, Australia under a contract expiring September 30, 2012. Approximately 500 thousand square feet of space included in the combined Aerospace Segments square footage is attributable to a facility located in Moosup, Connecticut, which was closed in 2003.

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

ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Sales of Equity Securities; Conversion of Convertible Debentures

During the fourth quarter ended December 31, 2006, holders of the company’s 6.0% Convertible Subordinated Debentures Due 2012 converted a total of 25 such debentures, with a value of $25 thousand, into an aggregate of 1,070 shares of the company’s common stock.  The company received no cash consideration for the issued shares which were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended, contained in Section 3(a)(9) of such Act.

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

PERFORMANCE GRAPH

Following is a comparison of the company’s total shareholder return for the period 2001 – 2006 compared to the S&P 600 Small Cap Index, the Russell 2000 Small Cap Index, and the NASDAQ Non-Financial Composite Index. The performance graph does not include a published industry or line-of-business index or peer group of similar issuers because the company is in three major distinct lines of business and does not believe a meaningful such index or peer group can be reasonably identified.  Accordingly, as permitted by regulation, the graph includes the S&P 600 Small Cap Index, the Russell 2000 Small Cap Index, both of which are comprised of issuers with generally similar market capitalizations to that of the company, and the NASDAQ Non-Financial index calculated by the exchange on which company shares are traded.

	2001	2002	2003	2004	2005	2006
Kaman	100	73.3	87.2	89.6	137.8	158.3
S&P 600	100	83.7	117.4	140.5	149.8	170.8
Russell 2000	100	79.2	114.0	133.7	137.8	161.2
NASDAQ Non Financial	100	65.8	100.01	108.6	111.1	121.9

ITEM 6.  SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL DATA
 (In thousands except per share amounts, shareholders and employees)

	2006[1,4]	20051,2,3,4,8,	2004[1,5]	2003[1,6,8]	2002[1,7,8]
OPERATIONS
Net sales	$1,206,154	$1,101,196	$995,192	$894,499	$880,776
Cost of sales	873,868	814,385	770,285	671,591	723,176
Selling, general and administrative expense	275,110	256,241	239,368	206,416	199,520
Net (gain) loss on sale of product lines and other assets	52	27	(199)	(18,163)	(2,299)
Restructuring costs	—	—	—	—	8,290
Other operating income	(2,253)	(2,214)	(1,731)	(1,448)	(1,302)
Operating income (loss)	59,377	32,757	(12,531)	36,103	(46,609)
Interest expense, net	6,179	3,046	3,580	3,008	2,486
Other expense, net	919	860	1,053	1,265	1,831
Earnings (loss) before income taxes	52,279	28,851	(17,164)	31,830	(50,926)
Income tax benefit (expense)	(20,493)	(15,823)	5,342	(12,425)	17,325
Net earnings (loss)	31,786	13,028	(11,822)	19,405	(33,601)

FINANCIAL POSITION
Current assets	$477,920	$458,808	$450,335	$418,851	$414,245
Current liabilities	198,337	223,276	226,105	160,555	157,094
Working capital	279,583	235,532	224,230	258,296	257,151
Property, plant and equipment, net	54,165	51,592	48,958	51,049	61,635
Total assets	630,413	598,497	562,331	528,311	535,540
Long-term debt	72,872	62,235	18,522	36,624	60,132
Shareholders’ equity	296,561	269,754	284,170	303,183	291,947

PER SHARE AMOUNTS
Net earnings (loss) per share – basic	$1.32	$.57	$(.52)	$.86	$(1.50)
Net earnings (loss) per share – diluted	1.30	.57	(.52)	.86	(1.50)
Dividends declared	.50	.485	.44	.44	.44
Shareholders’ equity	12.28	11.28	12.48	13.40	13.00

Market price range – High	25.69	24.48	15.49	14.91	18.81
– Low	15.52	10.95	10.71	9.40	9.42

AVERAGE SHARES OUTSTANDING
Basic	24,036	23,038	22,700	22,561	22,408
Diluted	24,869	23,969	22,700	23,542	22,408

GENERAL STATISTICS
Registered shareholders	4,468	4,779	5,192	5,509	5,634
Employees	3,906	3,712	3,581	3,499	3,615
Included within certain annual results are a variety of unusual or significant adjustments that may affect comparability.  The most significant of such adjustments are described below as well as within Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements.

1.	Cost of sales includes charges for the Australia SH-2G(A) helicopter program as follows: 2006 - $9,701; 2005 - $16,810; 2004 - $5,474; 2003 - $0; 2002 - $27,413.
2.
Results for 2005 include $8,265 of expense for the company’s stock appreciation rights, $3,339 for legal and financial advisory fees associated with the recapitalization and $6,754 recovery of previously written off amounts for MD Helicopters, Inc. (MDHI).

3.
The effective tax rate for 2005 was 54.8 percent, which was unusually high principally due to the non-deductibility of expenses associated with stock appreciation rights and the company’s recapitalization.

4.	Average shares outstanding for 2006 and 2005 increased principally due to the completion of the recapitalization in November 2005.
5.
Results for 2004 include the following adjustments: $20,083 (including $18,211 negative sales adjustments and $1,872 increase in bad debt reserve) related to the company’s investment in MDHI programs; $7,086 non-cash adjustment for the Boeing Harbour Point program; $3,507 warranty reserve for two product warranty related issues and $3,471 non-cash adjustment related to the University of Arizona matter.

6.	The company sold its Electromagnetics Development Center during 2003 which resulted in a pre-tax gain of $17,415.
7.	Cost of sales for 2002 includes the write-off of K-MAX inventories and fixed assets of $50,000 and Moosup facility assets of $2,679.
8.
Results include the activity of certain significant entities from date of acquisition as follows:  2005 - Musicorp; 2003 - Industrial Supplies, Inc.; and 2002 - Latin Percussion, Inc., RWG Frankenjura-Industrie Flugwerklager GmbH, Dayron, majority equity interest in Delamac de Mexico S.A. de C.V.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide readers of our consolidated financial statements with the perspectives of management.  The MD&A presents in a narrative form our financial condition, results of operations, liquidity and certain other factors that may affect our future results. This will allow our shareholders to obtain a comprehensive understanding of our businesses, strategies, current trends and future prospects. Our MD&A is presented in seven sections:

I.	Overview of Business
II.	Executive Summary
III.	Results of Operations
IV.	Liquidity and Capital Resources
V.	Critical Accounting Estimates
VI.	Contractual Obligations and Off-Balance Sheet Arrangements
VII.	Recent Accounting Standards

Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in this Form 10-K (as amended).

I.         OVERVIEW OF BUSINESS

Kaman Corporation is composed of six business segments.  They are Industrial Distribution and Music as well as four reporting segments within the aerospace industry: Aerostructures, Fuzing, Helicopters and Specialty Bearings (collectively, the “Aerospace Segments”).

AEROSTRUCTURES SEGMENT
The Aerostructures segment produces aircraft subassemblies and other parts for commercial and military airliners and helicopters. Its principal customers are Boeing and Sikorsky Aircraft Corporation. Operations involving the use of metals are conducted principally at the company's Jacksonville, Florida facility, while operations involving composite materials are conducted principally at the company's Wichita, Kansas (Plastic Fabricating Company) facility.

FUZING SEGMENT

The Fuzing segment manufactures products for military and commercial markets, primarily related to military safe, arm and fuzing devices for several missile and bomb programs; as well as precision non-contact measuring systems for industrial and scientific use; and high reliability memory systems for airborne, shipboard, and ground-based programs. Principal customers include the U.S. military, Boeing, Lockheed Martin and Raytheon. In September 2006, the Fuzing division of Kaman Aerospace Corporation (KAC) assumed responsibility for the company’s Electro-Optics Development Center (EODC).  Segment operations are conducted at the Middletown, Connecticut; Orlando, Florida (Dayron); and Tucson, Arizona (EODC) facilities.

HELICOPTERS SEGMENT

The Helicopters segment markets its helicopter engineering expertise and performs subcontract programs for other manufacturers.  It also refurbishes, provides upgrades and supports Kaman SH-2G maritime helicopters operating with foreign militaries as well as K-MAX® “aerial truck” helicopters operating with government and commercial customers in several countries. The SH-2G aircraft is currently in service with the Egyptian Air Force and the New Zealand and Polish navies.  Operations are primarily conducted at the Bloomfield, Connecticut facility.

SPECIALTY BEARINGS SEGMENT

Operations for the Specialty Bearings segment are conducted at the Bloomfield, Connecticut (Kamatics) and Dachsbach, Germany (RWG) facilities.  The segment primarily manufactures proprietary self-lubricating bearings used in aircraft flight controls, turbine engines and landing gear in Bloomfield. These bearings are currently used in nearly all military and commercial aircraft in production in North and South America and Europe and are market-leading products for applications requiring a highly sophisticated level of engineering and specialization in the airframe bearing market.  The segment also manufactures market leading proprietary power transmission couplings for helicopters and other applications in Bloomfield and custom designed and manufactured rolling element and self-lubricating bearings at RWG for aerospace applications.

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

II.	EXECUTIVE SUMMARY

The following is a summary of key events that occurred during 2006:
•
The company experienced record consolidated net sales for 2006 of $1.2 billion, an increase of 9.5 percent over 2005, with the Specialty Bearings segment and the Industrial Distribution segment generating record sales for 2006.

•	Net earnings were $31.8 million, or $1.30 per share diluted, compared to net earnings for 2005 of $13.0 million, or $0.57 per share diluted.
•	Our net earnings increased in 2006 as compared to 2005 due in significant part to higher sales volume, increased gross profit and continued focus on controlling operating expenses.
•	We completed our first full year of operations since recapitalizing into a single class of voting stock in November 2005.
•	The Industrial Distribution segment experienced record operating income for 2006.
•
The Aerostructures, Fuzing and Specialty Bearings segments continued to improve profitability through operating efficiencies and further developing relationships with many key customers including Sikorsky, Boeing and Airbus, which resulted in the broadening of our business base.

•
In the fourth quarter of 2006, the U.S. Air Force released production for Option 4 of the Joint Programmable Fuze (JPF) program.  This Option, valued at $39.6 million, is in addition to other JPF contract modifications signed during 2006 totaling $38.9 million.

•
During the year, as the company continued to work with our customer towards completion of the Australian SH-2G(A) program, we recorded an additional $9.7 million loss accrual related to incremental anticipated costs to complete the contract.

•
The Industrial Distribution segment has continued to win new business with two prestigious, nationally known companies, and maintained its current customer base with successful renewals of all of its major agreements that were due to expire during 2006.

•
As the Music segment has worked to finalize the plan to consolidate our 2005 Musicorp acquisition, we have also increased our market presence as well as our ability to provide service to our national and mid to small size customers.

III.	RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following table presents certain financial results of the company:

In millions, except per share data	2006	2005	2004
Net sales	$1,206.2	$1,101.2	$995.2
% change	9.5%	10.7%	11.3%

Gross profit	$332.3	$286.8	$224.9
% of net sales	27.5%	26.0%	22.6%

Selling, general & administrative expenses (S,G&A)	$275.1	$256.2	$239.4
% of net sales	22.8%	23.3%	24.1%

Operating income (loss)	$59.4	$32.8	$(12.5)
% of net sales	4.9%	3.0%	(1.3)%

Interest expense, net	(6.2)	(3.0)	(3.6)
Other expense, net	(0.9)	(0.9)	(1.1)

Net earnings (loss)	$31.8	$13.0	$(11.8)
Net earnings (loss) per share – basic	$1.32	$.57	$(.52)
Net earnings (loss) per share – diluted	1.30	.57	(.52)

Note – all percentages in the MD&A are calculated based upon financial information in thousands.

CONSOLIDATED RESULTS

NET SALES

For 2006, total consolidated net sales increased $105.0 million as compared to 2005.  Of the total sales, 77.2 percent or $81.0 million was internally generated as a result of strong commercial and military aerospace markets and moderate growth in many of the industries to which the Industrial Distribution segment provides product.  The remaining 22.8 percent or $24.0 million was a result of the 2005 Musicorp acquisition.

Total consolidated sales increased $106.0 million in 2005 compared to 2004.  The growth in sales is mainly due to internally generated sales of $77.3 million, primarily attributable to a variety of factors including an improving economic environment in the aerospace industry as well as continued stability in most of the markets in which the Industrial Distribution segment participates.  The acquisition of Musicorp produced $28.7 million of the 2005 sales increase.

GROSS PROFIT

Total gross profit increased $45.5 million or 15.9 percent in 2006 compared to 2005. The 2006 gross profit includes $9.7 million in charges for the Helicopters segment related to additional anticipated costs on the Australia helicopter program as compared to $16.8 million in 2005.  These charges have resulted in lower gross profit for both years, which affects period over period comparisons. Both the 2006 and 2005 charges were offset by an increase in overall gross profit, primarily due to higher sales volume, at the other Aerospace Segments and Industrial Distribution and Music segments. The 2005 gross profit also includes a recovery of $4.6 million related to certain amounts due from MD Helicopters, Inc. (MDHI) that were written off in 2004. Gross profit as a percentage of sales (gross margin) has improved by 1.5 percentage points during 2006 primarily as a result of increased efficiencies, higher sales volume and a growing business base at the Aerostructures, Fuzing and Specialty Bearings segments as well as continued focus on gross margin improvement in the Industrial Distribution segment.

For 2005, total gross profit increased $61.9 million or 27.5 percent compared to 2004.  The increase in gross profit was primarily driven by sales growth in all our segments.  Additionally there were a variety of one-time negative adjustments, totaling $41.6 million, recorded during 2004 related to the MDHI and Boeing Harbour Pointe contracts and the University of Arizona/EODC contract that resulted in lower gross profit for that year.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

Total selling, general and administrative expenses as a percent of net sales decreased 0.5 percentage points in 2006 compared to 2005.  This was due to greater sales volume as well as lower corporate expenses during 2006.  Total S,G&A increased $18.9 million or 7.4 percent in 2006 compared to 2005.  S,G&A expense in our reporting segments increased $26.4 million offset by a $7.5 million decrease in corporate expense.  The combined Aerospace Segments’ S,G&A increased 21.9 percent or $8.9 million primarily due to increased operating expenses as a result of higher sales volume in our Aerostructures, Fuzing and Specialty Bearings segments, and higher personnel costs due to an increase in headcount in our Aerostructures, Helicopters and Specialty Bearings segments. Salary increases as well as an increase in pension expense also attributed to higher S,G&A expense for the year. Additionally, during 2005 the Helicopters segment recorded a recovery of $2.2 million of bad debt expense related to MDHI.

Industrial Distribution segment S,G&A expense increased 8.3 percent or $10.6 million primarily due to expenses related to higher sales volume, an increase in pension expense and higher personnel costs partially attributable to an increase in headcount due to new branch openings. Music segment S,G&A expense increased 15.5 percent or $6.9 million substantially all of which reflects a full year of Musicorp S,G&A expense in 2006. Without the Musicorp expenses, total S,G&A would have increased 3.2 percent, primarily due to higher personnel costs including salaries and health care benefits, as well as additional bad debt expense during 2006. The decrease in corporate expense is primarily driven by a $7.2 million decrease in stock appreciation rights (SAR) expense due to (a) fewer SARs outstanding at the end of 2006 compared to 2005 and (b) less volatility in the company’s stock price during 2006 as compared to 2005. Additionally, during 2005 the company incurred legal and financial advisory fees of $3.3 million related to the recapitalization as compared to an insurance recovery related to this matter of $0.5 million in 2006. The decrease in these expenses was slightly offset by higher personnel costs as well as higher stock compensation expense of $1.1 million due to the adoption of SFAS 123(R).

Total S,G&A expense increased 7.0 percent or $16.8 million for 2005 compared to 2004 primarily due the fact that Corporate expenses increased 48.8 percent or $14.0 million.  The increase in corporate expenses during 2005 compared to 2004 related principally to $8.3 million in SAR expense.  There was also an increase in incentive compensation expense, which was essentially offset by a decrease in supplemental employees retirement plan expenses during 2005.  Additionally, 2005 corporate expenses included $3.3 million in legal and financial advisory fees related to the recapitalization.   Overall S,G&A expense for combined the Aerospace Segments decreased 16.9 percent or $8.2 million.  The decrease was partially attributable to lower personnel costs at the Helicopter and Fuzing segments as well as additional operational efficiencies. There were several non-recurring items that caused the S,G&A in 2004 to be higher than normal and the S,G&A in 2005 to be lower than normal.  These included certain non-recurring severance costs of $2.0 million associated with realignment of the Aerospace segment’s management team incurred during 2004.  Additionally, during 2005 the Helicopters segment reversed $2.2 million of bad debt expense recorded in 2004 related to MDHI.

S,G&A expense for the Industrial Distribution segment increased 3.8 percent or $4.7 million.  The increase in expenses was primarily due to increased personnel costs including annual payroll increases as well as additions to headcount in 2005. Pension expense also increased $1.6 million in 2005.  S,G&A expense for the Music segment increased 16.4 percent or $6.3 million.  The increase was primarily due to Musicorp S,G&A expenses of $5.5 million.  Without the Musicorp expenses, total S,G&A would have increased 2.1 percent in 2005 compared to 2004.  This increase would have correlated with the slight increase in sales attributable to the Music segment without Musicorp.

OPERATING INCOME

For 2006, operating income increased $26.6 million or 81.3 percent compared to 2005.  The improved operating income for 2006 was primarily attributable to stronger operating results in the combined Aerospace Segments driven by the currently strong aerospace industry, as well as lower charges related to the Australia program.  The Industrial Distribution segment’s moderate sales growth, resulting from further market penetration and a stable economy, was also a primary driver in the increased operating income. The decrease in corporate S,G&A expense discussed above also contributed substantially to the improvement in operating income in 2006. Music segment operating income decreased as consumer spending slowed during 2006.  The 2005 operating income includes the recovery of $6.8 million of previously written off MDHI program investments.

Operating income increased $45.3 million to $32.8 million for 2005 compared to an operating loss of $12.5 million for 2004.  The combined Aerospace Segments contributed $33.3 million of operating income to 2005 results as compared to a loss of $14.3 million in 2004.  The 2004 results included negative adjustments of $41.6 million recorded primarily by the Helicopters and Aerostructures segments as previously disclosed.  Industrial Distribution segment operating income increased $10.1 million for 2005 compared to 2004 while the Music segment operating income increased $1.9 million primarily as a result of the August 2005 acquisition of Musicorp.  These increases in operating income more than offset the previously discussed increase in corporate expenses.

ADDITIONAL CONSOLIDATED RESULTS

Net interest expense increased 102.9 percent to $6.2 million for 2006 compared to $3.0 million for 2005. Net interest expense generally consists of interest charged on the revolving credit facility and the convertible debentures offset by interest income. The increase is primarily due to higher average borrowings, as well as higher interest rates charged on borrowings during 2006 as compared to 2005. Additionally, net interest expense for 2005 included receipts of $0.9 million for interest payments from MDHI on past due amounts.

Net interest expense decreased 14.9 percent to $3.0 million for 2005 compared to $3.6 million for 2004.  The decrease was the net result of (a) higher interest rates charged on borrowings in 2005 resulting in an additional $0.4 million in interest expense and (b) an increase in interest income as a result of the $0.9 million of interest payments received from MDHI in 2005.

For 2006, the effective income tax rate is 39.2 percent as compared to the effective tax rate of 54.8 percent for 2005. The higher tax rate in 2005 arose principally from the non-deductibility of expenses associated with SARs and the company's recapitalization. The effective income tax benefit for 2004 was 31.1 percent.  The effective tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the year.

OTHER MATTERS

As more fully discussed in our 2005 Annual Report, on November 3, 2005, the company completed the recapitalization of its capital stock. The recapitalization replaced the company’s previously existing dual class common stock structure (Class A non-voting common and Class B voting common, $1 par value each) with one class of voting common stock, $1 par value.  As a result of the recapitalization, $13.9 million in cash was paid and 1,498,851 shares of common stock were issued in exchange for 667,814 shares of Class B voting common stock.

COMBINED AEROSPACE SEGMENTS RESULTS

The following table presents selected financial data for the combined Aerospace Segments:

In millions	2006	2005	2004

Net sales	$326.0	$288.0	$252.4
% change	13.2%	14.1%	0.5%

Operating income	$48.1	$33.3	$(14.3)
% of net sales	14.8%	11.6%	(5.7)%
% change	44.6%	332.7%	(196.3)%

NET SALES

Net sales for the Aerospace Segments represent 27.0 percent and 26.1 percent of the total consolidated sales for 2006 and 2005, respectively.  There are four reporting segments that are active in the aerospace industry: the Aerostructures segment, the Fuzing segment, the Helicopters segment and the Specialty Bearings segment.  In the paragraphs that follow you will find further information with respect to sales growth and significant programs for these four reporting segments.

OPERATING INCOME

Operating income for 2006 increased $14.9 million. The 2006 results included a $9.7 million charge recorded for the Australian SH-2G(A) program in the Helicopters segment as compared to $16.8 million of such charges in 2005.  The increases in sales volume at the Aerostructures, Fuzing and Specialty Bearings segments were the primary drivers for the increase in operating profit for the total Aerospace Segments.  The Aerostructures segment’s Jacksonville facility continued to improve on its business base principally as a result of the Sikorsky cockpit program.  The Fuzing segment’s Middletown location experienced a higher volume of shipments of both memory and fuzing products.  The 2005 operating income includes the Helicopters segment’s recovery of $6.8 million of previously written off MDHI program investments.

The Aerospace Segments contributed $33.3 million of operating income to 2005 results as compared to a loss of $14.3 million in 2004.  This change was primarily due to the Specialty Bearings segment’s increased sales volume, favorable product mix and cost control activities. The 2005 operating income included the Helicopters segment’s recovery of $6.8 million related to MDHI.  Results for 2004 included $41.6 million in negative adjustments recorded by the Aerospace Segments as previously reported.

2006 COMBINED AEROSPACE SEGMENTS TRENDS

THE MARKET
Both the commercial and military aerospace markets were strong during 2006 and it is anticipated that this positive trend will continue through 2007.  Several major prime contractors are anticipating a large amount of shipments of commercial and military aircraft over the next few years.

OUR STRATEGY
Before 2005, our Kaman Aerospace Corporation (KAC) subsidiary was one in which many of our activities were designed to support our prime helicopter operations.  We were not able to compete effectively in our target markets in part due to higher operating expenses as a result of a lower than sufficient business base.  In 2005, we realigned KAC and created separate divisions to provide a more focused organizational structure, separating the operating units that were subject to larger prime contractor overheads from the other operating units.  This realignment allowed for greater transparency and accountability through a more focused management structure.  This realignment along with upgrades to our facilities, lean initiatives and strategic positioning as a subcontractor to the prime aerospace contractors has allowed us to build our business base and develop our reputation as a lower cost, high quality domestic partner.  We have been able to successfully build upon several key programs, which are discussed in the following paragraphs.

AEROSTRUCTURES SEGMENT

In millions	2006	2005	2004

Net sales	$78.7	$55.0	$45.4
% change	43.2%	21.2%	5.3%

Operating income	$11.5	$3.8	**
% of net sales	14.7%	6.9%	**
% change	205.6%	**	**
**This information is not available, as the company did not realign Kaman Aerospace Corporation (KAC) until the beginning of 2005.

Net sales increased $23.7 million and $9.6 million for 2006 and 2005, respectively, for the Aerostructures segment.  The largest driver of the increase in sales for both 2006 and 2005 is the contract with Sikorsky for the production of cockpits for the BLACK HAWK helicopter.  Other key drivers include higher shipments to Boeing, most notably for the 777 program, based on an increase in Boeing’s commercial aircraft production.

AEROSTRUCTURES – MAJOR PROGRAMS

The Sikorksy helicopter program, the Boeing 777 program, and the Boeing C-17 wing structure assembly program comprise the Aerostructures segment’s major programs. During the year, the multi-year contract with Sikorsky ramped up at the Jacksonville facility.  This program includes installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines, and the composite structure that holds the windscreen for several models of cockpit for the BLACK HAWK helicopter. This program could lead to the fabrication of approximately 350 units and have a total value of approximately $100.0 million or more depending upon which models are ultimately ordered. The original order, which was received in late 2004, covered 80 cockpits.  In the third quarter of 2006, Sikorsky ordered an additional 30 cockpits bringing the total order to 110 cockpits.  Management estimates that both orders will be fully delivered by mid-2007. In February 2007, the segment received a follow on order for an additional 176 cockpits consisting of various models.  Management anticipates that deliveries on this 2007 order will continue through 2008. As production on this program ramped up throughout 2006, sales have increased and profitability has improved.  A total of 72 cockpits have been delivered under this contract from inception to date.  This program could lead to follow on work for the manufacturing of additional cockpits as well as other work for the customer.  Our performance on this program has also provided our Helicopters segment opportunities to work with Sikorsky.

Work continued on the production of structural wing subassemblies for the Boeing C-17.  This long-term program has been an important element in helping to maintain a sufficient business base at the Jacksonville facility.  The program was originally scheduled to conclude in mid-2007 with the completion of the 180th aircraft.  Recently, Boeing informed the segment that the program will continue for a minimum of 22 additional shipsets, extending deliveries through the end of 2008.

Throughout 2006, the segment has continued to work toward increasing operational efficiencies through process improvement and lean initiatives.  The Jacksonville facility has clearly benefited from these efforts and we are developing our reputation as a low cost, high quality subcontractor for the aerospace prime manufacturer community.  We are continuing these efforts at both our Jacksonville facility and our Plastic Fabricating Company (PlasticFab) facility in Wichita.

In early 2006, Spirit AeroSystems awarded PlasticFab a $15.0 million multi-year contract for production of the composite flight deck floor for the Boeing 787 Dreamliner and Shenyang Aircraft Corporation awarded Plasticfab a $20.5 million multi-year contract for the manufacture of metal and composite bonded panels for the same aircraft. Additionally, the facility was awarded a $6.7 million contract from Sikorsky to manufacture and assemble composite tail rotor pylons for its MH-92 helicopters.  In late 2006, PlasticFab shipped its first parts for both the Shenyang and Spirit programs and production on all three of these programs is expected to ramp up during 2007 and 2008.  We are working with our customers to ensure that these new contracts are brought on line effectively in order to meet scheduling requirements and customer expectations. We are focused on attracting and retaining qualified personnel in order to be able to effectively carry out the new work that we have been awarded and continue to support our legacy aircraft composite programs.

FUZING SEGMENT

In millions	2006	2005	2004

Net sales	$71.1	$64.1	$63.0
% change	10.9%	1.7%	18.2%

Operating income	$7.8	$3.1	**
% of net sales	10.9%	4.8%	**
% change	149.9%	**	**
**This information is not available, as the company did not realign KAC until the beginning of 2005.

In September 2006, the company announced the assignment of responsibility for our Electro-Optics Development Center (EODC) to the Fuzing division of KAC.  As a result of this realignment, the net sales for the Fuzing segment now include EODC sales of $3.4 million, $5.7 million and $6.2 million for 2006, 2005 and 2004, respectively.  Total Fuzing segment net sales increased $7.0 million and $1.1 million for 2006 and 2005, respectively.  The increase in sales for 2006 is primarily due to higher production volume and shipments at the Middletown, CT facility for its legacy fuzing programs as well as higher shipments on the JPF program at the Dayron facility.  These positive operating results were partially offset by a decrease in sales on the 40MM programs due to production interruptions in early 2006 that continued through mid 2006. The slight increase in sales in 2005 was attributable to additional fuzing and memory and measuring systems sales activity at the Middletown, CT facility.  For 2005, sales at the Dayron facility remained relatively flat due to a delay in the delivery of product for certain programs, partially due to certain manufacturing issues impacting the JPF program.

FUZING – MAJOR PROGRAMS

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

Throughout 2006 the segment worked through a variety of issues related to the JPF manufacturing process that have in the past resulted in, and may in the future result in, periodic interruptions of program production. The segment continues to work on diagnosing and correcting technical issues, strengthening the reliability of its supply chain, and improving material flow on the JPF program in order to meet production requirements. The segment has also worked on production system improvements throughout the year although the various production interruptions that have sporadically occurred have created operational inefficiencies.  Management believes that we have made significant progress on many of these matters and believes most of them are now behind us.

The facilitization program that is currently underway is an important element of our strategy to improve our quality and efficiency on this program. The Phase 2 facilitization project will result in, among other things, a second JPF production line at the segment's Middletown facility.  This program provides us an opportunity to review production workflow to create greater efficiencies.  Management expects that the facilitization program will be completed in late 2007. Additionally, as the JPF product has continued to develop in the market, the segment is focused on further marketing of the JPF to foreign allied militaries. Foreign sales are important to the ultimate success of the program.  Overall, we believe that profitability will improve as progress is made relative to operating efficiencies, as deliveries to the U.S. military increase and as further orders are received from foreign militaries.

HELICOPTERS SEGMENT

In millions	2006	2005	2004

Net sales	$69.9	$76.7	$66.9
% change	(8.8)%	14.5%	(24.6)%

Operating income	$0.2	$1.2	**
% of net sales	0.3%	1.6%	**
% change	(82.2)%	**	**
**This information is not available, as the company did not realign KAC until the beginning of 2005.

Helicopters segment net sales decreased $6.8 million for 2006 compared to 2005.  Net sales for 2005 increased $9.8 million compared to 2004.  The decrease in net sales for 2006 is primarily attributable to lower K-MAX aircraft sales.  In 2006, the segment sold only one K-MAX aircraft, the last available K-MAX aircraft, as compared to four aircraft having been sold in 2005.  The sale of the last K-MAX also signaled the end of the segment’s aircraft lease revenue stream.  This decrease was partially offset by new work that the Helicopters segment performed for Sikorsky during 2006.  The 2005 increase is partially attributable to $6.0 million in additional sales of K-MAX as compared to 2004.  Additionally, the 2004 sales are net of a non-cash sales adjustment for $18.2 million for the segment’s MDHI contracts whereas 2005 results include $4.6 million of sales to MDHI.

HELICOPTERS – SH-2 PROGRAMS

Work continued on the SH-2G(A) program for Australia throughout 2006.  This program involves the remanufacture of eleven helicopters with support, including a support services facility, for the Royal Australian Navy (RAN). The combined contracts have a current anticipated value of $762.6 million. The helicopter production portion of the program is valued at $612.7 million, essentially all of which has been recorded as sales through 2006. The associated in-service support center contract has a current anticipated value of $149.9 million of which 45 percent has been recorded as sales through the end of 2006.

During 2006, the segment made significant progress toward completion of the requirements of the 1997 production contract with the Commonwealth of Australia by performing Formal Qualification Testing (FQT) of the Integrated Tactical Avionics System (ITAS).  During this time, the segment also worked with the Commonwealth to resolve previously reported flight safety questions that resulted in grounding of the aircraft early in 2006, and management believes that the cause of the safety concern has been rectified.  The Commonwealth also continued to develop additional work scope related to its aircraft certification requirements, which would involve development and testing of new software and hardware requirements for the automatic flight control system.  The company has provided a proposal to perform the additional work, which could take up to approximately twenty-nine months.

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

Continued cost growth on this contract has required additional charges to the contract loss reserve including a $1.9 million charge recorded in the fourth quarter of 2006. Charges recorded for 2006 related to this program total $9.7 million compared to $16.8 million recorded during 2005, of which $2.5 million was recorded during the fourth quarter of 2005. This production contract has been in a loss position since 2002. The remaining accrued contract loss as of the end of 2006 is $11.3 million. This contract loss accrual continues to be monitored and adjusted as necessary to reflect the anticipated cost of completing the contract.

At the conclusion of this contract, the company anticipates filing a claim for a refund with the IRS for look-back interest which management believes may be in excess of $5.0 million pretax.  During 2006, the company recorded $0.2 million in look-back interest income related to the New Zealand SH-2G program.  Look-back interest income relates to the timing of taxes paid on contract profit recognized in prior periods.  Management’s policy is to record this interest income or expense when the contract is completed as defined under IRS regulations.

The segment is also continuing work under a program to provide depot level maintenance for SH-2G(E) helicopters delivered to the government of Egypt during the 1990s.  Through December 2006, the total estimated value of the program was $7.3 million and the segment had completed work on three of the aircraft.  Work on the fourth aircraft commenced in August and it is anticipated that it will be completed in May 2007.  In early January 2007, the segment received authorization for $1.8 million for depot level maintenance on a fifth aircraft.

HELICOPTERS – OTHER MAJOR PROGRAMS

In July 2006, the Helicopters segment received a $3.1 million contract modification from the Army Material Research Development and Engineering Command for follow-on work associated with development of the BURRO Unmanned Resupply Helicopter, utilizing the K-MAX. The funding covers work to enhance features of the flight and mission management system and to support BURRO participation in Army demonstrations. Separately, BURRO was selected to participate in an Army-sponsored demonstration at Ft. Benning, Georgia in November 2006, during which promising new technologies were being evaluated for rapid introduction into the Army.  The results of the Army’s evaluation are expected in early 2007.

The segment continues to support K-MAX helicopters that are operating with customers. At the end of 2006, the segment maintained $19.3 million of K-MAX inventory, which consisted of spare parts.

The Helicopters Segment began to perform subcontract work for Sikorsky in 2006, specifically fuselage joining and installation tasks related to the BLACK HAWK helicopter as well as providing certain mechanical subassemblies for Sikorsky.  This exposure to a new customer is creating the potential for additional business opportunities for the segment.

SPECIALTY BEARINGS SEGMENT

In millions	2006	2005	2004

Net sales	$106.3	$92.2	$77.1
% change	15.2%	19.7%	17.0%

Operating income	$28.6	$25.2	$18.3
% of net sales	26.9%	27.3%	23.8%
% change	13.8%	37.3%	56.3%

The Specialty Bearings segment achieved record sales for 2006 with total sales increasing $14.1 million.  The increase is a result of a higher volume of shipments to our customers in the commercial jet liner market, the commercial aftermarket, regional jet market and the commercial engine market.  For 2005, net sales increased $15.1 million, which was primarily attributable to more shipments of bearing products to Boeing as well as to Airbus and other customers in both the commercial and military sectors.

SPECIALTY BEARINGS – MAJOR PROGRAMS

Several key customers, including Boeing and Airbus, have been significant contributing factors to the segment’s operating results.  The segment continues to concentrate on maintaining delivery schedules, as well as actively seeking additional sales opportunities and working toward further market penetration. The company's continued focus on process improvement and enhancing operating efficiencies allows it to manage the additional order activity and backlog. In order to meet production requirements, the segment added 25,000 square feet of plant space at the Bloomfield facility during the fourth quarter, representing an approximate 20 percent increase in production space.  Additionally, Kamatics has an additional 10,000 square feet under construction scheduled for occupancy in the second quarter of 2007.

In December 2006, Kamatics was awarded the Pratt & Whitney Gold Supplier Award.  Kamatics is one of only nine Pratt & Whitney Gold Supplier companies worldwide.

COMBINED AEROSPACE SEGMENTS - WARRANTY MATTERS

The company has two warranty-related matters that primarily impact the FMU-143 program at the Dayron facility, which is part of the Fuzing segment.  The first item involves a supplier's recall of a switch embedded in certain bomb fuzes.  The second item involves bomb fuzes manufactured for the U.S. Army utilizing systems which originated before Dayron was acquired by Kaman that have since been found to contain an incorrect part.  The U.S. Army Sustainment Command (USASC), the procurement agency that administers the FMU-143 contract, had authorized the warranty rework in the late 2004/early 2005 timeframe, however the company had not been permitted to finish the work due to issues raised by the USASC primarily related to administrative matters and requests for verification of the accuracy of test equipment (which accuracy was subsequently verified).  On December 27, 2006, the USASC notified the company that it was changing its remedy under the warranty clause from correction of the non-conforming fuzes to an "equitable adjustment" of the contract price in the amount of $6.9 million. The company believes that the USASC is unjustified in attempting to make this change and has responded to that effect to the USASC.  The parties are following the procedure established by the contract and if the USASC determines that it will not accept a rework of the fuzes, the company intends to appeal the decision.

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

On June 29, 2005, the company notified its two affected customers of a non-conforming part that may have an impact on certain aircraft panels manufactured by the Aerostructures segment’s facility in Wichita, Kansas, beginning in September 2002. As a result of this matter, the company recorded a warranty accrual of $1.0 million during 2005, in anticipation of incurring its estimated share of certain costs to manufacture replacement panels and install them on certain aircraft.  As of December 31, 2006, the company had a $0.7 million accrual remaining related to this matter.

AEROSPACE SEGMENTS - OTHER MATTERS

As previously reported, a jury verdict was reached on May 17, 2006 in the Kaman Aerospace Corporation’s breach of contract suit against the University of Arizona. The jury found in favor of Kaman on its claim that the University breached the contract between the parties and also found in favor of Kaman and against the University on the University's counterclaim for breach of contract. No damages were awarded to either party. The University has appealed the jury verdict to the Arizona Court of Appeals and management currently expects a decision from the court of appeals sometime during 2007.

On July 31, 2006, the company submitted an Offer to Purchase (OTP) to NAVAIR and the General Services Administration to purchase the portion of the Bloomfield campus that the Kaman Aerospace Corporation (of which the Helicopters segment forms a part) currently leases from NAVAIR and has operated for several decades for the principal purpose of performing U.S. government contracts. Currently, the OTP is valid through July 31, 2007 and is subject to negotiation of terms mutually acceptable to the company and the government that include, in consideration for the transfer of title, the company's assumption of responsibility for environmental remediation at the facility as necessary to meet the requirements of state law that will apply upon the transfer. As of the date of this report, the company is in discussions with the U.S. government regarding these terms and the company anticipates that the process may take several more months. Thereafter, upon completion of the government's final approval processes and requirements, the company anticipates that transfer of title to the property will take place.  In preparation for this, the company is in discussions with the Connecticut Department of Environmental Protection (CTDEP) in order to define the scope of such remediation.

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

INDUSTRIAL DISTRIBUTION SEGMENT

In millions	2006	2005	2004

Net sales	$665.4	$621.9	$581.8
% change	7.0%	6.9%	16.9%

Operating income	$35.2	$29.4	$19.3
% of net sales	5.3%	4.7%	3.3%
% change	19.5%	52.1%	52.6%

NET SALES

The Industrial Distribution segment has continued its trend and generated record sales for the third consecutive year.  This segment represents 55.2 percent of total 2006 net sales compared to 56.5 percent for 2005. The increase in sales is primarily due to steady growth in all the regions and most of the markets in which we participate.  Specifically, the strongest performance related to continued strength in the mining, chemical and energy sectors in the West region.  The Central and East region generated steady growth throughout the year specifically in the food processing industry and the original equipment manufacturing (OEM) sectors.

The increase in net sales in 2005 represented steady growth, partially as a result of new national accounts, despite higher energy costs and the hurricanes in the southern region of the country.  During 2005, there was strength in the building materials, mining and chemical industries specifically related to demand in the Central and West regions in the United States.

OPERATING INCOME

In 2006, the Industrial Distribution segment experienced record operating income for the second consecutive year.  The increase in operating income was primarily driven by the 7.0 percent increase in sales volume, which generated an additional $7.7 million of operating income.  Further margin improvements as a result of a variety of margin control programs and higher rebate income for 2006 also contributed to the increase year over year. Higher personnel costs related to salary increases as well as additions to headcount due to branch openings, and increased pension expense offset these improvements to some extent.  The increase in operating income for 2005 was also largely driven by an increase in sales volume (6.9 percent), which resulted in an additional $8.3 million in operating income.  Additionally, for both 2006 and 2005, favorable economic conditions, new national accounts and continued focus on operating efficiencies were factors in achieving these record results.

2006 TRENDS

THE MARKET
Because of our diverse customer base, our performance tends to track the U.S. Industrial Production Index. We are therefore affected, to a large extent, by the overall business climate of our customer industries, which includes plant capacity utilization levels, and the effect of pricing spikes and/or supply interruptions for basic commodities such as steel and oil. The Industrial Production Index remained stable during 2006 although there are signs of softening in various industries including the building industry with respect to new home construction as well as the automotive industry. Global demand for basic materials such as scrap steel, coal, cement and copper continued to outpace supply in 2006, which resulted in longer lead times and impacted our ability to provide certain products to our customers.

OUR STRATEGY
In order to meet the demands of our customers, we need to stay focused on maintaining competitive pricing as well as providing value added services that save our customers money and time while helping them become more efficient and productive. Our strategy to accomplish this is through offering solutions for inventory management control procedures, process improvements, e-commerce capabilities and customer production enhancements. The segment's size and scale of operations also allows us to realize internal operating efficiencies as well as take strategic advantage of vendor incentives in the form of rebates. Management believes that we have the appropriate platforms, including technology, systems management and customer and supplier relationships, to compete effectively in our portion of the highly diversified industrial distribution industry.  We are currently working to further improve our technology in order to continue to meet our customers’ growing needs.  It is important that we have the appropriate qualified personnel to undertake these challenges and capitalize on opportunities and we continue to work at attracting and retaining well-qualified people.

Our business is one in which the three top players, including Kaman, are all adding market share due to both consolidation in the ranks of distributors and the inclination of the larger manufacturers to concentrate their purchases through national account arrangements. In late 2006, the segment was awarded two new major contracts with prestigious, nationally known companies, one of which will be one of the segment’s largest accounts. Additionally, the segment succeeded in renewing all of its major agreements that were expiring.

In 2006, new branches were opened in Austin, Texas; Greenville, South Carolina; LaGrange, Georgia; and Topeka, Kansas and in 2007 we have plans for several more branches partially as a result of the new contracts we won in 2006, which will further expand our geographic footprint. We also continue to look for additional opportunities in new markets, particularly the coal mining, oil exploration and petroleum production industries.  Additionally, we continue to explore for potential acquisition candidates.  Our long-term strategy is to grow the segment by expanding into additional areas that enhance our ability to compete for large regional and national customer accounts. By so doing, we will more clearly establish our business as one that can provide all levels of service to our customers who are continually focused on the streamlining of purchasing operations and consolidation of supplier relationships.

MUSIC SEGMENT

In millions	2006	2005	2004

Net sales	$214.8	$191.3	$161.0
% change	12.2%	18.8%	10.7%

Operating income	$11.6	$13.0	$11.1
% of net sales	5.4%	6.8%	6.9%
% change	(11.2)%	17.4%	16.6%

NET SALES

The Music segment represented 17.8 percent and 17.4 percent of total net sales for 2006 and 2005, respectively.  For 2006, the increase in net sales was attributable to sales at Musicorp, which had sales of $52.6 million in 2006.  Excluding Musicorp sales for both 2006 and 2005, Music segment sales remained relatively flat year over year. During 2006, there was a general softening in the market primarily driven by lower consumer spending potentially as a result of lower discretionary income.  In 2005, the increase in net sales was attributable to the acquisition of Musicorp, which had sales of $28.7 million after August 5, 2005, the date of acquisition.

OPERATING INCOME

Operating income for the Music segment decreased 11.2 percent for 2006 compared to 2005.  Despite the increase in sales year over year, the additional gross profits generated by the incremental sales were not sufficient to cover the additional operating expenses that were incurred during 2006.  During 2006, the segment also experienced an increase in bad debt expense due to customer bankruptcies that occurred during the year.  Operating income increased 17.1 percent in 2005 compared to 2004.  The increase was driven by the additional operating income from the acquisition of Musicorp. Without the Musicorp results, operating income would have decreased slightly in part due to pricing pressures in the competitive hand percussion market.  Also, margins were slightly lower as a larger potion of our sales was with national accounts. This trend has continued through 2006.

2006 TRENDS

THE MARKET
2006 was a challenging year for most businesses that participate in the Music Industry.  The trend of consolidation in the retail market continued.  The large retail chains continue to grow while the smaller retailers appear to be losing market share to these large musical instrument chains.  There is an emerging trend involving non-musical instrument retailers selling lower end musical products that has created additional competition in an already challenging industry.  The music industry is strongly affected by consumer sentiment.  Overall for the year, consumer confidence was down due to a variety of factors.  These factors include higher gas prices, higher interest rates on housing and credit cards, higher credit card minimum payments, as well as a slowing in the housing market.  These events have led to lower discretionary income and thus lower consumer spending.  Additionally, selling used musical instruments on the Internet appears to have become more convenient and prevalent in the recent past.  This trend may have also had a negative effect on musical instrument retailer sales.  The segment’s mid to smaller sized customers appear to be affected the most by this trend, which has a greater impact on Musicorp results due to their overall customer base.  At the same time, recent bankruptcies by two of the segment’s national retailers appear to be an indicator that even the larger national retailers are at risk in this slow consumer spending market.

OUR STRATEGY
A principal strategy of the segment over the past several years has been to add popular premier branded products that can be brought to market exclusively by the segment to build upon our market position.  The added value that the segment brings as the largest independent U.S. distributor has allowed us to secure such arrangements. During 2006, the segment converted our distribution agreement with Sabian Cymbals into an exclusive contract, expanding an important product offering to proprietary brand status. Additionally effective January 1, 2007, Elixir Strings selected the segment as its exclusive U.S. distributor.

2006 marked the first full year of Musicorp operations as part of the Music segment.  Throughout the year, the segment made significant progress in its efforts to reduce redundant costs in order to maintain profitability.  Management believes that the effect of these efforts will be more fully realized in 2007 and thereafter.  The closing of the Dallas location, the final warehouse scheduled to be closed at this time, will occur in March 2007.  The segment is now focused on cross selling its premier proprietary products, including Sabian Cymbals and Elixir Strings, to the Musicorp customer base.

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

IV.	LIQUIDITY AND CAPITAL RESOURCES

DISCUSSION AND ANALYSIS OF CASH FLOWS - 2006

In millions	2006	2005	$ Change	% Change	2004
Total cash provided by (used in)
Operating activities	$6.8	$42.8	$(36.0)	(84.1)%	$29.9
Investing activities	(15.7)	(40.6)	24.9	61.4%	(10.4)
Financing activities	8.4	(1.6)	10.0	637.5%	(14.4)
Increase (decrease) in cash	(0.5)	0.6	(1.1)	(178.3)%	5.1

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

The primary sources of our liquidity are cash flow from operations and borrowings under our revolving credit agreement.  Although the company’s operating results have improved during 2006, we continue to rely significantly upon borrowings in order to fund our working capital requirements as well as certain investing and financing activities. During 2006, our working capital needs have continued to increase primarily as a result of delays in the completion of the Australian SH-2G(A) program and resolution of productivity issues at the Dayron facility. Going forward, we believe that bank borrowings will continue to provide an important source of support for the company's activities. We believe that our current revolving credit agreement, which was recently expanded by $50.0 million, to a total of $200.0 million, along with cash generated from operating activities, will be sufficient to support our anticipated future liquidity requirements.

OPERATING ACTIVITIES

Net cash provided by operating activities decreased $36.0 million for 2006 compared to 2005.  Additional cash used for working capital requirements primarily drives the decrease in cash provided by operating activities.  The Helicopters segment as well as the Fuzing segment primarily drove these working capital requirements for 2006.  Additionally there was an increase in accounts receivable as a result of higher sales in the fourth quarter of 2006 compared to the fourth quarter of 2005 as well as a higher level of uncollected progress billings for certain aerospace contracts.  Additional uses of cash in operating activities relate to payment of costs related to the Australia SH-2G(A) program as well as other loss contracts, including the Boeing Harbour Pointe contract, on which the company worked during 2006.  The company anticipates spending an additional $11.3 million to fund the completion of the Australia program.  This amount has been recorded as an accrued contract loss as of December 31, 2006.

INVESTING ACTIVITIES

Net cash used in investing activities decreased $24.9 million for 2006 compared to 2005. In 2005, the company paid approximately $29.0 million for the acquisition of Musicorp whereas there were no acquisitions during 2006. This decrease is offset to some extent by a greater amount of capital expenditures during 2006 principally as a result of the expansion of the Kamatics facility as well as additional machinery and equipment capital expenditures by other Aerospace Segments.

FINANCING ACTIVITIES

Net cash provided by financing activities was $8.4 million during 2006 as compared to net cash used in financing activities of $1.6 million for 2005.  In the fourth quarter of 2005, the company paid $13.9 million to certain former Class B common shareholders in connection with the recapitalization.  The company's net borrowing at December 31, 2006 was $74.4 million which consisted of long-term debt and notes payable as compared to $64.8 million at December 31, 2005. The 2006 borrowings were primarily to fund working capital requirements whereas the 2005 borrowings were primarily to fund the acquisition of Musicorp and the recapitalization.

DISCUSSION AND ANALYSIS OF CASH FLOWS – 2005 AND 2004

Net cash provided by operating activities increased $12.9 million in 2005 as compared to 2004.  The increase was partially due to an increase in earnings from operations primarily attributable to increased sales and operating income. Total cash received increased during 2005 primarily due to higher sales volume and the collection of $24.9 million of amounts due associated with the Helicopters segment’s SH-2G(A) helicopter program.  Also favorably impacting cash flows during 2005 was the collection of $7.2 million of payments from MDHI. These cash inflows were offset by cash outflows related to the payment of expenses associated with loss contracts, in particular the SH-2G(A) program.  Although this also occurred in 2004, the volume of such payments during 2005 was substantially more than the payments made during 2004. Additionally, there was considerably more stock appreciation rights activity in 2005 than in 2004.

Net cash used in investing activities increased $30.2 million during 2005. The increase is primarily due to the $29.0 million paid in connection with the acquisition of Musicorp.  Capital expenditures were $9.9 million during 2005 as compared to $7.5 million in 2004.  The increase was partially due to additional purchases of machinery and equipment by the Specialty Bearings segment to support the additional sales volume.

Net cash used in financing activities decreased $12.9 million in 2005 as compared to 2004.  The company borrowed approximately $29.0 million in long-term debt primarily to fund the acquisition of Musicorp during the third quarter of 2005.  In association with the recapitalization, the company paid $13.9 million to certain former Class B common shareholders. The company also paid $6.3 million related to notes payable during 2005 as compared to receiving cash inflow of $1.2 million during 2004. Additionally, the company increased its quarterly dividend by 13.6 percent during the second quarter of 2005. This resulted in total dividends paid of $10.7 million in 2005 as compared to $10.0 million in 2004.

FINANCING ARRANGEMENTS

As of December 31, 2006,the company had a $150.0 million revolving credit facility (Revolving Credit Agreement) expiring August 4, 2010. The facility includes the availability of funding in foreign currencies as well as an “accordion” feature that provides the company the opportunity to request, subject to bank approval, an expansion of up to $50.0 million in the overall size of the facility. In January 2007, the company activated the accordion thereby expanding the Revolving Credit Agreement to $200.0 million.  In conjunction with this exercise, the credit agreement was amended to add another $50.0 million accordion feature for possible future activation bringing the total potential arrangement to $250.0 million.  The facility is expected to be sufficient to support the company's anticipated operating, investing and financing activity for at least the next 12 months.

Total average bank borrowings for 2006 were $79.9 million compared to $49.5 million for 2005 and $51.6 million for 2004. As of December 31, 2006, there was $65.7 million available for borrowing under the Revolving Credit Agreement. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Agreement. A total of $26.3 million in letters of credit were outstanding under the Revolving Credit Agreement at December 31, 2006, $19.8 million of which is related to the Australia SH-2G(A) program. The letter of credit for the production portion of the Australia program has a balance of $16.0 million, the majority of which is expected to remain in place until the first fully capable aircraft is accepted by the RAN.

Facility fees and interest rates under the Revolving Credit Agreement are determined on the basis of the company's credit rating from Standard & Poor's. In January 2007, Standard & Poor's re-affirmed the company rating as investment grade BBB- with an outlook of stable. Management believes that this is a favorable rating for a company of our size. Under the terms of the Revolving Credit Agreement, if this rating should decrease, the effect would be to increase facility fees as well as the interest rates charged. The financial covenants related to the Revolving Credit Agreement include a requirement that the company have i) EBITDA, at least equal to 300.0 percent of net interest expense, on the basis of a rolling four quarters and ii) a ratio of consolidated total indebtedness to total capitalization of not more than 55.0 percent. The agreement also incorporates a financial covenant which provides that if the company's EBITDA to net interest expense ratio is less than 6.0 to 1.0, the ratio of i) accounts receivable and inventory for certain Kaman subsidiaries to ii) the company's consolidated total indebtedness cannot be less than 1.6 to 1.0. The company remained in compliance with those financial covenants as of and for the year ended December 31, 2006.

OTHER SOURCES/USES OF CAPITAL

At December 31, 2006, the company had $16.4 million of its 6.0 percent convertible subordinated debentures outstanding. The debentures are convertible into shares of common stock at any time on or before March 15, 2012 at a conversion price of $23.36 per share, generally at the option of the holder. Pursuant to a sinking fund requirement that began March 15, 1997, the company redeemed $1.7 million of the outstanding principal of the debentures each year through 2005. During 2006, several debenture holders elected to convert their bonds to shares of common stock, resulting in the company issuing 12,871 shares of common stock for the conversion of 301 debentures. As a result of these conversions, the company redeemed only $1.6 million of the outstanding principal of the debentures in 2006 and will continue to do so each year going forward.

In November 2000, the company's board of directors approved a replenishment of the company's stock repurchase program, providing for repurchase of an aggregate of 1.4 million common shares for use in administration of the company's stock plans and for general corporate purposes. As of December 31, 2006, a total of 269,611 shares had been repurchased since inception of this replenishment program. There were no shares repurchased during 2006.

We plan to record pension expense of approximately $9.6 million and make a cash contribution of $9.9 million to our tax-qualified defined benefit pension plan for the 2007 plan year. This is based upon the asset value of the pension trust fund as of December 31, 2006. For the 2006 plan year, we expensed approximately $12.5 million and made a contribution of $9.8 million, of which $2.5 million was paid in January 2007, to our tax-qualified defined benefit pension plan. This was based upon the asset value of the pension trust fund as of December 31, 2005.

V.    CRITICAL ACCOUNTING ESTIMATES

The company’s significant accounting policies are outlined in Note 1 to the Consolidated Financial Statements.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and related disclosures based upon historical experience, current trends and other factors that management believes to be relevant. We are also responsible for evaluating the propriety of our estimates, judgments, and accounting methods as new events occur. Actual results could differ from those estimates. Management periodically reviews the company’s critical accounting policies, estimates, and judgments with the Audit Committee of our Board of Directors. The most significant areas currently involving management judgments and estimates are described below.

LONG TERM CONTRACTS – REVENUE RECOGNITION

For long term aerospace contracts, the company generally recognizes sales and income based on the percentage-of-completion method of accounting which allows for recognition of revenue as work on a contract progresses.  We recognize sales and profit based upon either (1) the cost-to-cost method, in which profit is recorded based upon a ratio of costs incurred to estimated total costs to complete the contract, or (2) the units-of-delivery method, in which sales are recognized as deliveries are made and cost of sales is computed on the basis of the estimated ratio of total cost to total sales.

Management performs detailed quarterly reviews of all of our long-term contracts.  Based upon these reviews, we record adjustments in profit estimates each period.  When total estimated costs exceed total estimated revenue to be earned, the company records a provision for the entire anticipated contract loss at that time.

The percentage-of-completion method requires that we estimate future revenues and costs over the life of a contract. Revenues are estimated based upon the original contract price, with consideration being given to exercised contract options, change orders and in some cases projected customer requirements. Contract costs may be incurred over a period of several years, and the estimation of these costs requires significant judgment based upon the acquired knowledge and experience of program managers, engineers, and financial professionals. Estimated costs are based primarily on anticipated purchase contract terms, historical performance trends, business base and other economic projections. The complexity of certain programs as well as technical risks and the availability of materials and labor resources could affect the company’s ability to estimate future contract costs.  A significant change in an estimate on one or more programs could have a material effect on our financial position or results of operations.

For example, the company is required to make estimates and assumptions related to its completion of the SH-2G(A) helicopter program with the RAN. Estimating the ultimate total costs of this program has been challenging primarily due to the complexity of the development of the ITAS software and its integration into the aircraft, the time and effort needed to complete the formal qualification testing, as well as changes in the work scope that have been made periodically throughout the program by the RAN.  These items have continued to delay final acceptance of the first fully functional aircraft.  These technical difficulties have also delayed customer payments. During 2006, the company recorded an additional $9.7 million accrued contract loss to provide for additional anticipated costs for the completion of the contract, principally related to formal qualification testing.  While we believe the accrued contract loss is sufficient to cover estimated costs to complete the program, management will continue to monitor the program and adjust the program loss, if necessary.

Although our arrangement with the RAN is currently our largest contract, there are other contracts that management believes could have a significant impact on our financial position including the JPF program and the Sikorsky BLACK HAWK program.  Both of these programs ramped up during 2006, which led to an increase in sales.  These programs are an important element in the continuing strategy to increase operating efficiencies and profitability as well as broaden our business base.  Management continues to monitor and update program cost estimates quarterly for these contracts.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The company has three types of accounts receivables: (a) Trade receivables, which consist of amounts billed and currently due from customers; (b) U.S. Government contract receivables, which consist of (1) amounts billed and (2) costs and accrued profit earned but not yet billable under the terms of the contract; and (c) Commercial and other government contract receivables, which also includes (1) amounts billed and (2) costs and accrued profit earned but not yet billable under the terms of the contract.  Trade receivables typically relate to products sold by the Industrial Distribution and Music segments for which the sales occur generally upon shipment of the product.  Contract receivables typically relate to balances due under a long-term contractual arrangement in which there are progress or milestone billings in accordance with the terms of a contract.

The allowance for doubtful accounts represents management’s best estimate of probable losses inherent in the receivable balance. These estimates are based on known past due amounts and historical write-off experience, as well as trends and factors impacting the credit risk of specific customers. In an effort to identify adverse trends for trade receivables, we perform ongoing reviews of account balances and the aging of receivables. Amounts are considered past due when payment has not been received within a pre-determined time frame based upon the credit terms extended. For our government and commercial contracts, we evaluate, on an ongoing basis, the amount of recoverable costs. The recoverability of costs is evaluated on a contract by contract basis based upon historical trends of payments, program viability and the customer’s credit-worthiness.

As of December 31, 2006 and 2005, our allowance for doubtful accounts was 1.7 percent and 1.9 percent of gross receivables of $192.7 million and $179.7 million, respectively. Receivables written off, net of recoveries, in 2006 and 2005 were $1.0 million and $1.1 million, respectively. Write-offs are charged directly against the allowance for doubtful accounts only after we have exhausted all collection efforts. Actual write-offs and adjustments could differ from the allowance estimates due to unanticipated changes in the business environment as well as factors and risks associated with specific customers.  During 2005, the company had a favorable adjustment to its allowance for bad debts of $2.2 million related to the recovery of MDHI receivables that were reserved for during 2004.

The largest component of accounts receivable earned but not billed relates to the SH-2G(A) program.  As of December 31, 2006, the company had $41.3 million of costs not billed which will be due and payable as the Helicopters segment satisfactorily completes the Australian SH-2G(A) program. When these costs are ultimately billed to the RAN, they will be offset by the application of $7.5 million of contract advances previously paid to the company by the RAN. We anticipate that $11.3 million will be required to fund completion of the program, which amount is reported as an accrued contract loss as of December 31, 2006.

INVENTORY VALUATION

We have four types of inventory (a) Merchandise for resale, (b) Contracts in process, (c) Other work in process, and (d) Finished goods.

Merchandise for resale is stated at the lower of the cost of the inventory or fair market value. Contracts in process, other work in process and finished goods are valued at production cost comprised of material, labor and overhead, including general and administrative expenses where applicable. Contracts in process, other work in process, and finished goods are reported at the lower of cost or net realizable values.  The company includes raw material amounts in the contracts in process and other work in process balances.  Raw material includes certain general stock materials but primarily relates to purchases that were made in anticipation of specific programs that have not been started as of the balance sheet date.  The amount of total raw material included in these in process amounts is less than 10.0 percent of the total inventory balance.

The process for evaluating inventory obsolescence or market value issues often requires the company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business. We adjust our inventory by the difference between the estimates and the actual cost of our inventory to arrive at net realizable value.  Changes in estimates of future sales volume may necessitate future write-downs of inventory value. Overall, management believes that our merchandise for resale is not highly susceptible to obsolescence.

Inventory valuation at the Industrial Distribution and Music segments generally requires less subjective management judgment than the valuation of certain inventory in the four reporting segments that that comprise the Aerospace businesses.  Specifically, based upon a market evaluation performed in 2002, the company wrote down its K-MAX inventory by $46.7 million in that year. The K-MAX inventory balance, consisting of work in process and finished goods, was $19.3 million as of December 31, 2006 and $22.5 million as of December 31, 2005. We believe that it is stated at net realizable value, although lack of demand for spare parts in the future could result in additional write-downs of the inventory value. Management reviews the K-MAX inventory balance on an annual basis and determines if any additional write downs are necessary.

VENDOR INCENTIVES

The company’s Industrial Distribution segment enters into agreements with certain vendors providing for inventory purchase rebates that are generally earned upon achieving specified volume-purchasing. The rebate percentages may increase or decrease based upon the amount of inventory purchased or sold annually.  Each program is analyzed and reviewed each quarter to determine the appropriateness of the projected annual rebate.  Historically, differences between our estimates and actual rebates subsequently received have not been material.

The segment recognizes rebate income relative to specific rebate programs as a reduction in the cost of inventory based on a systematic and rational allocation of the cash consideration offered to each of the underlying transitions that results in progress by the customer toward earning the rebate provided that the amounts are probable and reasonably estimable.  Although management believes that we will continue to receive vendor incentives, there is no assurance that our vendors will continue to provide comparable amounts of rebates in the future.  Also, management cannot estimate whether we will continue to utilize the vendor programs at the same level as in prior periods.

GOODWILL AND INTANGIBLE ASSETS

Goodwill and certain intangible assets that have indefinite lives are evaluated at least annually for impairment.  All intangible assets are also reviewed for possible impairment whenever changes in conditions indicate that carrying value may not be recoverable. The annual evaluation is performed during the fourth quarter, based on the initial annual forecast information.  The identification and measurement of goodwill impairment involves the estimation of fair value of the reporting unit as compared to its carrying value.  The company determines fair value of our reporting units by utilizing discounted cash flow models. Management’s estimates of fair value are based upon factors such as projected sales and growth rates, discount rate to reflect the risk inherent in future cash flows, and other elements requiring significant judgments. We utilize the current available information regarding present industry and economic conditions and future expectations to prepare our estimates and perform impairment evaluations.

The carrying value of goodwill and other indefinite lived intangibles was $70.7 million and $68.5 million as of December 31, 2006 and 2005, respectively. Based upon its annual evaluation, management has determined that there has been no impairment; however, actual results could differ significantly from the most recent forecasts, which might result in the future impairment of recorded goodwill and other intangible asset balances. Based upon our analysis, a 1.0 percentage point increase in the discount rate used would not have resulted in any goodwill impairment.  Additionally, a 10.0 percent decrease in the fair value of our reporting units also would not have resulted in any goodwill impairment.

LONG TERM INCENTIVE PROGRAMS

The company maintains the 2003 Stock Incentive Plan (2003 Plan), which provides for share-based payment awards, including principally incentive and non-statutory stock options, restricted stock, stock appreciation rights, and long term incentive program (LTIP) awards.  In addition, the 2003 Plan contains provisions intended to qualify the plan under Section 162(m) of the Internal Revenue Code of 1986, as amended.

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)) related to accounting for share-based payments and, accordingly, we are now recording compensation expense for share-based awards based upon an assessment of the grant date fair value of the awards. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. A number of assumptions are used to determine the fair value of options granted.  These include expected term, volatility of the options and the risk free interest rate.

EXPECTED TERM: The expected term for options represents an estimate of the period of time the stock options are expected to remain outstanding and is generally based upon an analysis of the historical behavior of stock option holders during the period from 1995 through 2005.

VOLATILITY: The volatility assumption is based on the historical daily price data of the company's stock over a period equivalent to the weighted-average expected term of the options. Management evaluated whether there were factors during that period which were unusual and which would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors.

RISK-FREE RATE: The risk-free interest rate assumption is based upon the interpolation of various U.S. Treasury rates determined at the date of option grant. Expected dividends are based upon a historical analysis of our dividend yield over the past year.

Restricted stock awarded to employees is included in earnings as an expense over the vesting period of the award. Stock appreciation rights awarded to employees are also included in earnings over the graded vesting period of the award. Similar to our stock options, a fair value assessment is performed on stock appreciation rights.  Unlike options, stock appreciation rights expense is subject to increase or decrease based upon the fluctuation of the market price of the shares each period.

LTIP awards provide certain senior executives an opportunity to receive award payments in either stock or cash as determined by the Personnel and Compensation Committee of the company’s Board of Directors in accordance with the Plan, at the end of a three-year performance cycle. For the performance cycle, the company’s financial results are compared to the Russell 2000 indices for the same periods based upon the following: (a) average return on total capital, (b) earnings per share growth and (c) total return to shareholders. No awards will be payable unless the company’s performance is at least in the 25th percentile of the designated indices.  The maximum award is payable if performance reaches the 75th percentile of the designated indices.  Performance between the 25th and 75th percentiles is determined by straight-line interpolation.

In order to estimate the liability related to the LTIP awards, management must make assumptions as to how our current performance compares to current Russell 2000 data based upon the Russell 2000’s historical results.  This analysis is performed on a quarterly basis.  When sufficient Russell 2000 data for the current year is available, which typically will not be until April or May of the following year, management will adjust the liability to reflect the current best estimate of the total award.  Actual results could significantly differ from management’s estimates.  The total liability as of December 31, 2006 is $6.4 million.  A 10.0 percentage point increase in the total performance factor earned would result in a reduction of pretax earnings by $0.4 million for 2006.

PENSION PLANS

The company maintains a qualified defined benefit pension plan for its full-time U.S. employees (with the exception of certain acquired companies that have not adopted the plan) as well as a non-qualified Supplemental Employees Retirement Plan (SERP) for certain key executives.  Expenses and liabilities associated with each of these plans are determined based upon actuarial valuations.  Integral to these actuarial valuations are a variety of assumptions including expected return on plan assets, discount rate and rate of increase in compensation levels.  Management regularly reviews these assumptions in consultation with our external actuaries.  Our assumptions are updated at the measurement date, December 31st, and are disclosed in Note 15 to the Consolidated Financial Statements included in this Form 10-K (as amended).  In accordance with generally accepted accounting principles, the impact of differences between actual results and the assumptions are accumulated and generally amortized over future periods, which will affect expense recognized in future periods.

Management believes that two assumptions, the discount rate and the expected rate of return on plan assets, are important elements of expense and/or liability measurement.

The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the pension obligation.  For 2006, management reviewed the Citigroup Pension Discount Curve and Liability Index to determine the appropriateness of our discount rate assumptions.  This index was designed to provide a market average discount rate to assist plan sponsors in valuing the liabilities associated with postretirement obligations.  The Citigroup index is a hypothetical double A yield curve represented by a series of annualized individual discount rates.  Each bond issue underlying the Citigroup index is required to have a rating of Aa or better by Moody’s Investors Services, Inc. or a rating of AA or better by Standard & Poor’s.  Additionally, we reviewed the change in the general level of interest rates since the last measurement date noting that overall rates have increased since 2005.

Based upon this information, management has used a 5.85 percent discount rate as of December 31, 2006 for the qualified benefit pension plan.  This rate takes into consideration the population of our pension plan and the anticipated payment stream as compared to the Citigroup index and rounds the results to the nearest fifth basis point.  For the SERP, management used the same methodology as the pension plan and derived a discount rate of 5.60 percent for the benefit obligation.  The difference in the discount rates is due to the average age of the population of the pension plan as compared to that of the SERP.  The qualified defined pension plan and SERP used a discount rate of 5.75 percent in 2005 for purposes of calculating the benefit obligation.  A lower discount rate increases the present value of benefit obligations and increases pension expense.  A one-percentage point decrease in the assumed discount rate would have increased annual pension expense in 2006 by $6.6 million. A one-percentage point increase in the assumed discount rate would have decreased annual pension expense in 2006 by $4.3 million.

The expected long-term rate of return on plan assets represents the average rate of earnings expected on the funds invested to provide for anticipated benefit payments.  The expected return on assets assumption is developed based upon several factors.  Such factors include current and expected target asset allocation, our historical experience of returns by asset class type, a risk premium and an inflation estimate.  Our actuaries assist us in analyzing the foregoing factors.  A lower expected rate of return on pension plan assets will increase pension expense. The expected return on plan assets was 8.0 percent for both December 31, 2006 and 2005. A one percentage point increase/decrease in the assumed return on pension plan assets assumption would have changed annual pension expense in 2006 by approximately $3.7 million.

Effective December 31, 2006, the company adopted Statement of Financial Accounting Standards No. 158 (SFAS 158), “Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements Nos. 87, 88, 106, and 132(R)”. SFAS 158 requires that we recognize the overfunded or underfunded status of our defined benefit plans, calculated as the difference between our plan assets and the projected benefit obligation, as an asset or liability in our 2006 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur.  Prior to the adoption of SFAS 158, the company was required to maintain a minimum funding liability based upon the accumulated benefit obligation.  The impact of the adoption of SFAS 158 is more fully discussed in Note 15 to the Consolidated Financial Statements.

INCOME TAXES

Tax laws in certain of our operating jurisdictions require items to be reported for tax purposes at different times than the items are reflected in our financial statements. Some of these differences are permanent, such as expenses which are never deductible on our tax returns such as the recapitalization costs incurred during 2005, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax returns in future years for which we have already recorded the tax benefit in our financial statements. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment is not yet due or the realized tax benefit of expenses we have already reported in our tax returns, but have not yet recognized as expense in our financial statements.

As of December 31, 2006 the company had recognized $39.2 million of net deferred tax assets, net of valuation allowances. The realization of these benefits is dependent in part on future taxable income. For those foreign countries or U.S. states where the expiration of tax loss or credit carry forwards or the projected operating results indicates that realization is not likely, a valuation allowance is provided. Management believes that sufficient income will be earned in the future to realize deferred income tax assets, net of valuation allowances recorded. The realization of these deferred tax assets can be impacted by changes to tax laws, statutory tax rates and future taxable income levels.

Our effective tax rate was 39.2 percent for 2006. Our effective tax rate is based on expected or reported income or loss, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are valid and defensible, we believe that certain positions may not prevail if challenged. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit or changes in tax legislation. Our effective tax rate includes the impact of reserve provisions and changes to reserves that we consider appropriate. This rate is then applied to our quarterly operating results. In the event that there is a significant unusual or one-time item recognized in our operating results, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or one-time item.

VI.	CONTRACTUAL OBLIGATION AND OFF-BALANCE SHEET ARRANGEMENTS

CONTRACTUAL OBLIGATIONS

The following table summarizes certain of the company’s contractual obligations as of December 31, 2006:

Payments due by period (in millions)
					More
Contractual		Within	1-3	3-5	than 5
Obligations	Total	1 year	years	years	years
Long-term debt	$74.4	$1.6	$3.1	$61.1	$8.6
Interest payments on debt (A)	22.5	6.6	8.5	5.1	2.3
Operating leases	49.1	17.5	19.6	7.9	4.1
Purchase obligations (B)	145.1	86.2	28.2	21.1	9.6
Other long-term obligations (C)	20.3	5.3	5.7	1.7	7.6
Planned funding of pension and SERP (D)	49.8	14.8	22.2	1.6	11.2
Total	$361.2	$132.0	$87.3	$98.5	$43.4

Note:  For more information refer to Note 11, Credit Arrangements-Short-Term Borrowing and Long-Term Debt; Note 17, Commitments and Contingencies; Note 16, Other Long-Term Liabilities; and Note 15, Pension Plans in the Notes to Consolidated Financial Statements of this Form 10-K (as amended).

The following assumptions have been used to derive the disclosed amounts:

(A)
Interest payments on debt within one year are based upon the long-term debt that existed at December 31, 2006.  After one year interest payments are based upon average estimated long-term debt balances outstanding each year.

(B)
This category includes purchase commitments with suppliers for materials and supplies as part of the ordinary course of business, consulting arrangements and support services.  Only obligations in the amount of at least fifty thousand dollars are included.

(C)	This category includes obligations under the company's long-term incentive plan, deferred compensation plan and a supplemental disability income arrangement for one former company officer.

(D)
This category includes planned funding of the company’s supplemental employees’ retirement plan and qualified defined benefit pension plan.  Projected funding for the qualified defined benefit pension plan beyond one year has not been included as there are several significant factors, such as the future market value of plan assets and projected investment return rates, which could cause actual funding requirements to differ materially from projected funding.

OFF-BALANCE SHEET ARRANGEMENTS

The following table summarizes the company’s off-balance sheet arrangements:

	PAYMENTS DUE BY PERIOD (IN MILLIONS)
OFF-BALANCE SHEET ARRANGEMENTS	TOTAL	WITHIN 1 YEAR	1–3 YEARS	3–5 YEARS	MORE THAN 5 YEARS
Outstanding commercial letters of credit	$1.4	$1.4	$-	$-	$-
Acquisition earn-outs [1]	5.9	2.7	0.6	1.3	1.3
Total	$7.3	$4.1	$0.6	$1.3	$1.3

1:  The obligation to pay earn-out amounts depends upon the attainment of specific milestones for Dayron, an operation acquired in 2002.

The company currently maintains $26.3 million in outstanding standby letters of credit under the Revolving Credit Agreement.  Of this amount, $19.8 million is attributable to the Australia SH-2G(A) program. These letters of credit were issued to secure payments received in advance on the contract from the customer, the Royal Australian Navy.  The letters of credit that relate to the production portion of the contract, approximately $16.0 million, will remain in place until final acceptance of the first fully capable aircraft occurs.  The remaining $6.5 million relates to letters of credit related to the company’s estimate of workers compensation claims incurred.  Management does not currently anticipate making any payments against the outstanding letters of credit.

VII.   RECENT ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109”, which clarifies the methodology for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The company is required to adopt FIN 48 on January 1, 2007, and the cumulative effect on net assets of such adoption is not expected to be material.

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

Forward-looking statements:

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

SELECTED QUARTERLY FINANCIAL DATA
 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	TOTAL YEAR
NET SALES
2006	$296,637	$292,967	$307,610	$308,940	$1,206,154
2005	263,306	271,263	278,111	288,516	1,101,196
GROSS PROFIT 2006	$81,345	$80,505	$84,126	$86,310	$332,286
2005	70,895	70,690	62,212	83,014	286,811
NET EARNINGS (LOSS)
2006	$5,920	$7,486	$8,738	$9,642	$31,786
2005	4,705	2,757	(3,612)	9,178	13,028
PER SHARE - BASIC 2006	$.25	$.31	$.36	$.40	$1.32
2005	.21	.12	(.16)	.39	.57
PER SHARE - DILUTED 2006	$.24	$.31	$.36	$.39	$1.30
2005	.21	.12	(.16)	.38	.57
Included within certain annual results are a variety of unusual or significant adjustments that may affect comparability.  The most significant of such adjustments are described below as well as within Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements.

1.
Included within the 2006 quarterly gross profit are charges related to the Australia SH-2G(A) program as follows: first quarter, $2,508; second quarter, $2,810; third quarter, $2,497; fourth quarter, $1,886.  Charges related to this program for each quarter in 2005 are as follows: first quarter, $191; second quarter, $3,063; third quarter, $11,040; fourth quarter, $2,516.

2.
Second and third quarter 2006 results include stock appreciation rights income of $762 and $10, respectively, as compared to stock appreciation rights expense of $3,938 and $4,416, respectively, for the same quarters of 2005.

3.
Third and fourth quarter of 2005 net sales, gross profit and net earnings include the results of Musicorp, which was acquired in August 2005, as compared to a full year of Musicorp operating results for 2006.

4.	Fourth quarter 2005 results include $5,103 recorded for the recovery of previously written off amounts due from MDHI, and interest thereon.

The quarterly per share amounts for 2005 do not equal the “Total Year” figure due to the third quarter loss causing the modified earnings per share calculation to be anti-dilutive.

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

The company's interest rate risk is derived primarily from our outstanding variable rate revolving credit facilities. The principal facility is a $150.0 million revolving credit agreement that expires August 4, 2010. This credit facility was recently increased to $200.0 million in January 2007.  The other facilities, established for foreign operations, are comparatively insignificant in amount.  Changes in market interest rates or the company's credit rating would impact the interest rates on these facilities. A change of one percentage point in the interest rate applicable to the company’s $58.0 million of variable-rate credit facilities debt at December 31, 2006 would result in a fluctuation of approximately $0.6 million in the company’s annual interest expense and thus pre-tax earnings.

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

Total foreign sales, including foreign export sales, averaged approximately $154.5 million over the last three years.  More than half of our foreign sales are to Europe or Canada.  Due to relatively small amount of foreign sales compared to total consolidated net sales, less than 15.0 percent, management believes that any near term changes in currency exchange rates would not have a material effect on the company’s financial position.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

KAMAN CORPORATION AND SUBSIDIARIES

Management of Kaman Corporation and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a–15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that the company’s receipts and expenditures are being made only in accordance with authorizations of the company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Under the supervision of and with the participation of our management, including the undersigned, the company has assessed its internal controls over financial reporting as of December 31, 2006 based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the company concluded that the company maintained effective internal control over financial reporting as of December 31, 2006 based on the specified criteria. During our assessment, management did not identify any material weaknesses in our internal control over financial reporting.  KPMG LLP, an independent registered accounting firm that also audited our consolidated financial statements included in this report, audited management’s assessment of the effectiveness of internal control over financial reporting and issued their report.

March 1, 2007

/s/ Paul R. Kuhn	/s/ Robert M. Garneau
Paul R. Kuhn	Robert M. Garneau
Chairman, President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS
KAMAN CORPORATION

We have audited the accompanying consolidated balance sheets of Kaman Corporation and its subsidiaries (Kaman Corporation) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006. We also have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Kaman Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kaman Corporation's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kaman Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, management's assessment (included in Item 9A(b)) that Kaman Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Kaman Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Notes 1, 14 and 18 to the consolidated financial statements, the Company changed its method of accounting for the share-based payments and defined benefit plans as of January 1, 2006 and December 31, 2006, respectively.

As discussed in Note 2 to the consolidated financial statements, Kaman Corporation has restated its 2006, 2005 and 2004 consolidated financial statements.

/s/ KPMG

Hartford, Connecticut
March 1, 2007, except for Note 2, which is as of August 2, 2007

CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

December 31	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,720	$12,998
Accounts receivable, net	189,328	176,285
Inventories	231,350	220,714
Deferred income taxes	25,425	31,652
Other current assets	19,097	17,159
Total current assets	477,920	458,808
PROPERTY, PLANT AND EQUIPMENT, NET	54,165	51,592
GOODWILL	56,833	54,693
OTHER INTANGIBLE ASSETS, NET	19,264	19,836
DEFERRED INCOME TAXES	14,000	7,908
OTHER ASSETS	8,231	5,660
TOTAL ASSETS	$630,413	$598,497
LIABILITIES AND SHAREHOLDERS’ EQUITY CURRENT LIABILITIES Notes payable	$-	$915
Current portion of long-term debt	1,551	1,660
Accounts payable – trade	95,059	94,716
Accrued salaries and wages	26,129	22,170
Accrued pension costs	2,965	13,150
Accrued contract losses	11,542	19,950
Advances on contracts	10,215	14,513
Other accruals and payables	42,661	49,779
Income taxes payable	8,215	6,423
Total current liabilities	198,337	223,276
LONG-TERM DEBT, EXCLUDING CURRENT PORTION	72,872	62,235
OTHER LONG-TERM LIABILITIES	62,643	43,232
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY Capital stock, $1 par value per share:
Preferred stock, 200,000 shares authorized; none outstanding	-	-
Common stock, 50,000,000 shares authorized, voting, 24,565,111 shares issued	24,565	24,565
Additional paid-in capital	60,631	58,637
Retained earnings	219,137	199,383
Unamortized restricted stock awards	-	(454)
Accumulated other comprehensive loss	(2,462)	(4,145)
	301,871	277,986
Less 421,840 shares and 660,382 shares of common stock in 2006 and 2005, respectively, held in treasury, at cost	(5,310)	(8,232)
Total shareholders’ equity	296,561	269,754
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$630,413	$598,497

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Year ended December 31	2006	2005	2004
NET SALES	$1,206,154	$1,101,196	$995,192
COSTS AND EXPENSES
Cost of sales	873,868	814,385	770,285
Selling, general and administrative expense	275,110	256,241	239,368
Net (gain) loss on sale of assets	52	27	(199)
Other operating income	(2,253)	(2,214)	(1,731)
Interest expense, net	6,179	3,046	3,580
Other expense, net	919	860	1,053
	1,153,875	1,072,345	1,012,356
EARNINGS (LOSS) BEFORE INCOME TAXES	52,279	28,851	(17,164)
INCOME TAX BENEFIT (EXPENSE)	(20,493)	(15,823)	5,342
NET EARNINGS (LOSS)	$31,786	$13,028	$(11,822)
PER SHARE
Net earnings (loss) per share:
Basic	$1.32	$.57	$(.52)
Diluted	1.30	.57	(.52)
Dividends declared	.50	.485	.44

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
KAMAN CORPORATION AND SUBSIDIARIES
(IN THOUSANDS EXCEPT SHARE AMOUNTS)

Year ended December 31	2006	2005	2004
PREFERRED STOCK	$-	$-	$-
CLASS A COMMON STOCK
Balance-beginning of year	-	23,066	23,066
Recapitalization	-	(23,066)	-
Balance-end of year	-	-	23,066
CLASS B COMMON STOCK
Balance-beginning of year	-	668	668
Recapitalization	-	(668)	-
Balance-end of year	-	-	668
COMMON STOCK
Balance-beginning of year	24,565	-	-
Recapitalization	-	24,565	-
Balance-end of year	24,565	24,565	-
ADDITIONAL PAID-IN CAPITAL
Balance-beginning of year	58,637	76,468	76,744
Stock awards issued and related tax benefit	855	(3,110)	(276)
Share based compensation expense	1,450	-	-
Conversion of debentures	143	2	-
Recapitalization	-	(14,723)	-
Adoption of SFAS 123(R)	(454)	-	-
Balance-end of year	60,631	58,637	76,468
RETAINED EARNINGS
Balance-beginning of year	199,383	197,586	219,401
Net earnings (loss)	31,786	13,028	(11,822)
Dividends declared	(12,032)	(11,231)	(9,993)
Balance-end of year	219,137	199,383	197,586
UNAMORTIZED RESTRICTED STOCK AWARDS
Balance-beginning of year	(454)	(893)	(1,727)
Stock awards issued	-	(116)	(133)
Amortization of stock awards	-	555	967
Adoption of SFAS 123(R)	454	-	-
Balance-end of year	-	(454)	(893)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance-beginning of year	(4,145)	(684)	(1,311)
Adoption of SFAS 158, net of tax of $255	415	-	-
Pension plan adjustments, net of tax of $2,430	-	(3,964)	-
Foreign currency translation adjustments	1,268	503	627
Balance-end of year	(2,462)	(4,145)	(684)
TREASURY STOCK
Balance-beginning of year	(8,232)	(12,041)	(13,658)
Shares acquired in 2006 – 0; 2005 – 4; 2004 – 757	-	-	(9)
Shares reissued in 2006 – 238,542; 2005 – 311,275; 2004 – 132,740	2,922	3,809	1,626
Balance-end of year	(5,310)	(8,232)	(12,041)
TOTAL SHAREHOLDERS’ EQUITY	$296,561	$269,754	$284,170

COMPREHENSIVE INCOME (LOSS)
Net earnings (loss)	$31,786	$13,028	$(11,822)
Foreign currency translation adjustments	1,268	503	627
Pension plan adjustments, net of tax benefit of $2,430	-	(3,964)	-
Other comprehensive income (loss)	1,268	(3,461)	627
TOTAL COMPREHENSIVE INCOME (LOSS)	$33,054	$9,567	$(11,195)
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
KAMAN CORPORATION AND SUBSIDIARIES
(IN THOUSANDS EXCEPT SHARE AMOUNTS)
Year ended December 31	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES Net earnings (loss)	$31,786	$13,028	$(11,822)
Adjustments to reconcile net earnings (loss) to cash provided by (used in) operating activities: Depreciation and amortization	10,472	9,555	8,969
Provisions for (recovery of) losses on accounts receivable	(47)	(2,120)	2,180
Net (gain) loss on sale of assets	52	27	(199)
Stock compensation expense	2,867	8,820	1,179
Non-cash write-down of assets	-	-	962
Non-cash sales adjustment for costs – not billed	-	-	21,332
Deferred income taxes	(243)	3,183	(11,421)
Changes in assets and liabilities, excluding effects of acquisitions/divestitures: Accounts receivable	(12,624)	20,487	(20,179)
Inventories	(10,280)	(9,825)	(18,175)
Income taxes receivable	-	-	1,043
Other current assets	(1,932)	(1,435)	(2,695)
Other assets	-	-	257
Accounts payable – trade	(7,041)	10,986	19,561
Accrued contract losses	(8,429)	(17,550)	13,458
Advances on contracts	(4,298)	(2,208)	(2,972)
Accrued expenses and payables	(5,520)	(4,062)	14,620
Income taxes payable	1,300	3,660	2,807
Pension liabilities	8,560	8,811	9,039
Other long-term liabilities	2,196	1,419	1,938
Cash provided by (used in) operating activities	6,819	42,776	29,882
CASH FLOWS FROM INVESTING ACTIVITIES Proceeds from sale of assets	545	346	376
Expenditures for property, plant and equipment	(13,219)	(9,866)	(7,539)
Acquisition of businesses including earn out adjustments	(1,341)	(31,875)	(2,435)
Other, net	(1,675)	788	(770)
Cash provided by (used in) investing activities	(15,690)	(40,607)	(10,368)
CASH FLOWS FROM FINANCING ACTIVITIES Net borrowings (repayments) under revolver credit agreements	11,735	23,211	310
Issuance of debt	-	-	413
Debt repayments	(2,122)	(1,807)	(1,660)
Changes in book overdraft	7,264	1,912	(4,412)
Recapitalization	-	(13,892)	-
Proceeds from exercise of employee stock plans	3,238	585	1,218
Purchases of treasury stock	-	-	(9)
Dividends paid	(12,002)	(10,747)	(9,979)
Debt issuance costs	-	(824)	-
Other	283	-	(305)
Cash provided by (used in) financing activities	8,396	(1,562)	(14,424)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(475)	607	5,090
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	197	22	149
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	12,998	12,369	7,130
CASH AND CASH EQUIVALENTS AT END OF YEAR	$12,720	$12,998	$12,369

Supplemental Disclosure of Cash Flow Information:

Non-cash financing activity for 2006 and 2005 includes the conversion of 301 and 4 debentures with a total value of $301 and $4 into 12,871 and 171 shares of common stock, respectively, issued from treasury.  There were no conversions of debentures during 2004.

See accompanying notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
 (In thousands except share and per share amounts)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of the company and its subsidiaries. All inter-company balances and transactions have been eliminated in consolidation. Certain amounts in prior year financial statements and notes thereto have been reclassified to conform to current year presentation.

    USE OF ESTIMATES - The preparation of the consolidated financial statements, in accordance with generally accepted principles in the United States of America, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment, intangibles and goodwill; valuation allowances for receivables, inventories and deferred income tax assets; valuation of share-based compensation and vendor incentives; and assets and obligations related to employee benefits and accounting for long-term contracts. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION - The company has certain operations outside the United States that prepare financial statements in currencies other than the U.S. dollar.  For these operations, results of operations and cash flows are translated using the average exchange rate throughout the period.  Assets and liabilities are generally translated at end of period rates.  The gains and losses associated with these translation adjustments are included as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity.

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash, cash equivalents and trade accounts receivable. The Helicopters segment had one customer that accounted for 21.8% and 25.0% of the consolidated accounts receivable balance as of December 31, 2006 and 2005, respectively. No individual customer accounted for more than 10% of consolidated net sales. Foreign sales were approximately 14.1%, 14.4% and 13.6% of the company’s net sales in 2006, 2005 and 2004, respectively, and are concentrated primarily in Australia, Canada, Europe, Mexico, and Asia.

REVENUE RECOGNITION - Sales and estimated profits under long-term contracts are principally recognized on the percentage-of-completion method of accounting, generally using as a measurement basis either a ratio that costs incurred bear to estimated total costs (after giving effect to estimates of costs to complete based upon most recent information for each contract) or units-of-delivery. Reviews of contracts are made routinely throughout their lives and the impact of revisions in profit estimates are recorded in the accounting period in which the revisions are made. Any anticipated contract losses are charged to operations when first indicated.

Other types of sales contracts are initially reviewed to ascertain if there is a multiple element arrangement.  If such an arrangement exists and there is no evidence of stand-alone value for each element of the undelivered items, recognition of sales for the arrangement are deferred until all elements of the arrangement are delivered and risk of loss and title has passed.  For elements that do have stand-alone value or are not considered a multiple element arrangement, sales and related costs of sales are recognized when the product has been shipped or delivered depending upon when title and risk of loss has passed.

As of December 31, 2006, approximately $1.0 million of pre-contract costs was included in inventory which represented 0.4% of total inventory. Pre-contract costs incurred for items such as materials or tooling for anticipated contracts are included in inventory if recovery of such costs is considered probable. Thereafter, if we determine we will not be awarded an anticipated contract and the associated pre-contract costs cannot be applied to another program the costs are expensed immediately. Learning or start-up costs incurred in connection with existing or anticipated follow-on contracts are charged to the existing contract unless the terms of the contract permit recovery of these costs over a specific contractual term and provide for reimbursement if the contract is cancelled.

If it is probable that a claim with respect to unapproved change orders will result in additional contract revenue and the amount of such additional revenue can be reliably estimated, then the additional contract revenue is considered in our accounting for the program, but only if the contract provides a legal basis for the claim, the additional costs were unforeseen and not caused by deficiencies in our performance, the costs are identifiable and reasonable in view of the work performed and the evidence supporting the claim is objective and verifiable.

If these requirements are met, the claim portion of the program is accounted for separately to ensure revenue from the claim is recorded only to the extent claim related costs have been incurred; accordingly, no profit with respect to such costs is recorded until the change order is formally approved. If these requirements are not met, the forecast of total contract cost at completion (which is used to calculate the gross margin rate) for the basic contract is increased to include all incurred and anticipated claim related costs.

The company includes freight costs charged to customers in net sales and the correlating expense as a cost of sales.

COST OF SALES AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Cost of sales includes costs of products and services sold (i.e., purchased product, raw material, direct labor, engineering labor, outbound freight charges and indirect and overhead charges). Selling expenses primarily consist of advertising, promotion, bid and proposal, employee payroll and corresponding benefits and commissions paid to sales and marketing personnel. General and administrative expenses primarily consist of employee payroll including executive, administrative and financial personnel and corresponding benefits, incentive compensation, independent research and development, consulting expenses, warehousing costs, depreciation and amortization.

Certain costs including purchasing costs, receiving costs and inspection costs for certain reporting segments are not included in the costs of sales line item. For the years ended December 31, 2006, 2005 and 2004, these costs of $4,172, $3,366 and $2,992, respectively, are included in general and administrative costs.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand, demand deposits and short term cash investments.  These investments are highly liquid in nature and have original maturities of three months or less. Book overdraft positions at the end of each reporting period are reclassified to accounts payable within the consolidated balance sheets.  At December 31, 2006 and 2005, the company had book overdrafts of $17,995 and 10,730, respectively, classified in accounts payable.

ACCOUNTS RECEIVABLE - The company has three types of accounts receivable: (a) Trade receivables, which consist of amounts billed and currently due from customers; (b) U.S. Government contracts, which consist of (1) amounts billed; and (2) costs and accrued profit – not billed and (c) Commercial and other government contracts, which consist of (1) amounts billed and (2) costs and accrued profit – not billed.

The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the trade accounts receivable and billed contracts balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.

INVENTORIES - Inventory of merchandise for resale is stated at cost (using the average costing method) or market, whichever is lower.  Contracts and other work in process and finished goods are valued at production cost represented by raw material, labor and overhead.  Initial tooling, startup costs and general and administrative expenses may be included, where applicable. Contracts and other work in process and finished goods are not recorded in excess of net realizable values. The company includes raw material amounts in the contracts in process and other works in process balances.  Raw material includes certain general stock materials but primarily relates to purchases that were made in anticipation of specific programs for which production has not been started as of the balance sheet date.  The amount of total raw material included in these in work process amounts is less than 10% of the total inventory balance.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is recorded at cost.  Depreciation is computed primarily on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives for buildings range from 15 to 30 years and for leasehold improvements range from 5 to 20 years, whereas machinery, office furniture and equipment generally have useful lives ranging from 3 to 10 years. At the time of retirement or disposal, the acquisition cost of the asset and related accumulated depreciation are eliminated and any gain or loss is credited to or charged against income.

In accordance with FASB Statement No. 144 (Statement 144), Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Maintenance and repair items are charged against income as incurred, whereas renewals and betterments are capitalized and depreciated.

GOODWILL AND OTHER INTANGIBLE ASSETS - Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase businesses combination. Goodwill is reviewed for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets (Statement 142). The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. Goodwill and intangible assets with indefinite lives are evaluated for impairment in the fourth quarter, based on initial annual forecast information. Intangible assets with finite lives are amortized using the straight-line method over their estimated period of benefit, which generally ranges from 10 to 20 years. The goodwill and other intangible assets are also reviewed for possible impairment whenever changes in conditions indicate that the fair value of a reporting unit is below its carrying value.  Based upon the annual impairment assessment, there were no goodwill or intangible asset impairments in 2006, 2005 or 2004.

PRODUCT WARRANTY COSTS - Reserves are recorded on the consolidated balance sheet in other accruals and payables to reflect the company’s contractual liabilities related to warranty commitments to customers.  Warranty coverage of various lengths and terms is provided to customers based upon standard terms and conditions or negotiated contractual agreements.  An estimated warranty expense is recorded at the time of the sale based upon historical warranty return rates and repair costs, or at the point in time when a specific warranty related expense is considered probable and can be estimated.

VENDOR INCENTIVES - The company’s Industrial Distribution segment enters into agreements with certain vendors providing for inventory purchase incentives that are generally earned and recognized upon achieving specified volume-purchasing levels. The company recognizes rebate income relative to specific rebate programs as a reduction in the cost of inventory based on a systematic and rational allocation of the cash consideration offered to each of the underlying transitions that results in progress by the customer toward earning the rebate provided that the amounts are probable and reasonably estimable.  As of December 31, 2006 and 2005, total vendor incentive receivables, included in other current assets, are $9,407 and $7,984, respectively.

RESEARCH AND DEVELOPMENT - Research and development costs not specifically covered by contracts are charged against income as incurred through selling, general and administrative expense. Such costs amounted to $3,358, $2,743 and $4,040 in 2006, 2005 and 2004, respectively.

    INCOME TAXES - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

SHARE-BASED ARRANGEMENTS - On January 1, 2006, the company adopted Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)) related to accounting for share-based payments and, accordingly, we are now recording compensation expense for share-based awards based upon an assessment of the grant date fair value of the awards. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. A number of assumptions are used to determine the fair value of options granted.  These include expected term, dividend yield, volatility of the options and the risk free interest rate. The impact of the adoption of SFAS 123(R) is more fully discussed in Note 19.

The following table reflects pro forma net earnings and earnings per share for the twelve months ended December 31, 2005 and 2004 as if we had applied the fair value method.

	2005	2004
Net earnings (loss):
As reported	$13,028	$(11,822)
Stock compensation expense reported in
net earnings, net of tax effect	5,468	1,330
Less pro forma stock compensation expense, net
of tax effect	(6,215)	(2,069)

Pro forma net earnings (loss)	$12,281	$(12,561)

Earnings (loss) per share - basic:
As reported	.57	(.52)
Pro forma	.53	(.55)

Earnings (loss) per share - diluted:
As reported	.57	(.52)
Pro forma	.53	(.55)

ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 158

Effective December 31, 2006, the company adopted Statement of Financial Accounting Standards No. 158 (SFAS 158), “Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements Nos. 87, 88, 106, and 132(R)”. SFAS 158 requires that we recognize the overfunded or underfunded status of our defined benefit plans (our Plans), calculated as the difference between our plan assets and the projected benefit obligation, as an asset or liability in our 2006 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur.  Prior to the adoption of SFAS 158, the company was required to maintain a minimum funding liability based upon the accumulated benefit obligation.

The effect of the adoption of SFAS 158 on our consolidated balance sheet as of December 31, 2006 is as follows:

	Before application of Statement 158	Adjustments	Reported as of December 31, 2006
Liability for pension benefits	$49,084	$(670)	$48,414
Deferred income taxes assets	39,680	(255)	39,425
Accumulated other comprehensive loss	(2,877)	415	(2,462)
Total shareholders’ equity	296,146	415	296,561

RECENT ACCOUNTING STANDARDS - In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109”, which clarifies the methodology for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The company is required to adopt FIN 48 on January 1, 2007, and the cumulative effect on net assets of such adoption is not expected to be material.

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

2.	RESTATEMENT
On June 13, 2007, in response to a comment raised by the staff of the Securities and Exchange Commission (“SEC”) concerning Kaman Corporation’s (the “company’s”) segment disclosure and based upon related discussions with the SEC, management determined that the company did not properly interpret the aggregation guidance found in Financial Accounting Standards Board Statement No. 131 “Disclosures about Segments of an Enterprise and Related Information”, and should disaggregate its Aerospace segment into four reporting segments. The four separate reporting segments are: the Aerostructures segment, the Fuzing segment, the Helicopters segment and the Specialty Bearings segment, which is consistent with the Management's Discussion and Analysis reporting format of the company’s periodic SEC reports. These segments will be in addition to the company's Industrial Distribution and Music segments, which remained unchanged.

The company’s Form 10-K for the year ended December 31, 2006 (which includes the years ended December 31, 2006, 2005 and 2004) has been restated by this Form 10-K/A to reflect this change in reporting segments (see notes 8 and 20 to the consolidated financial statements).  This restatement has no effect on the previously reported amounts in the Consolidated Statements of Operations, including Net Sales, Net Earnings and Earnings Per Share, the Consolidated Balance Sheets, Consolidated Statements of Cash Flows, or the liquidity or financial condition of the company.

3.  RECAPITALIZATION

On November 3, 2005, the company completed the recapitalization of its capital stock, which had been approved by holders of both classes of its common stock on October 11, 2005.  The recapitalization replaced the company’s previously existing dual class common stock structure (Class A non-voting common and Class B voting common, $1 par value each) with one class of voting common stock, $1 par value.  Specifically, each share of Class A non-voting common stock became one share of voting common stock, and each share of Class B voting common stock was reclassified into 3.58 shares of voting common stock or, alternatively, at the election of the holders of such shares, 1.84 shares of voting common stock and an amount in cash equal to $27.10.  As a result of the recapitalization, the company paid $13,892 to shareholders electing the part stock/part cash option.  A total of 1,498,851 shares of common stock were issued in exchange for 667,814 shares of Class B voting common stock.

4.  ACQUISITIONS AND DIVESTITURES

The company incurred costs of $1,341, $31,875, and $2,435 for the acquisition of businesses during 2006, 2005 and 2004, respectively.  These acquisition costs include contingency payments to the former owner of Dayron and such payments could be up to $25,000 over time, if certain milestones are met.  Any such contingency payments would be treated as additional goodwill. An accrual and additional goodwill of $1,751, $2,369 and $1,631 was recorded during 2006, 2005 and 2004 associated with these additional payments for which milestones were met.  A portion of the 2004 accrual was paid during 2005 whereas the remainder may be paid upon the resolution of the warranty matter described in Note 13.  Total contingency payments paid through 2006 were $4,013.

In August 2005, the company paid $29,003 to acquire certain assets and assume certain liabilities of MBT Holdings Corp. and its subsidiaries (now known as Musicorp), a wholesale distributor of musical instruments and accessories headquartered in Charleston, South Carolina.  Musicorp was the second largest independent U.S. distributor of musical instruments and accessories after Kaman.

During 2004, the company issued a note for $405 to acquire certain assets, primarily consisting of inventory, of Brivsa de Mexico, a small Monterrey, Mexico distributor, expanding the company’s ability to serve customers with operations in Mexico.

During 2005 and 2004, the company purchased an additional equity interest in Delamac de Mexico S.A. de C.V. (“Delamac”) and as of the end of 2005 and 2004 the company had a 90.8% and 72.5%, respectively, equity interest in Delamac.  The company continues to hold a 90.8% equity interest in Delamac as of December 31, 2006.  The minority interest is included in other long-term liabilities on the consolidated balance sheets.

5.  ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

December 31	2006	2005
Trade receivables	$97,752	$96,776
U.S. Government contracts: Billed	26,938	16,140
Costs and accrued profit – not billed	4,544	956
Commercial and other government contracts: Billed	21,479	19,569
Costs and accrued profit – not billed	41,968	46,244
Less allowance for doubtful accounts	(3,353)	(3,400)
Total	$189,328	$176,285

Costs and accrued profit–not billed represent costs incurred on contracts and related accrued profit, which will become billable upon future deliveries, achievement of specific contract milestones or completion of engineering and service type contracts. Included in the commercial and other government contracts – not billed as of December 31, 2005 was $43,962 related to the production contract for the Australian SH-2G(A) program. Of this balance, $39,238 remained unbilled as of December 31, 2006. The total amount of unbilled as of December 31, 2006 related to this contract is $41,295. Based upon the terms of the existing contract, the company estimates that $1,345 of the currently unbilled amount will be billed after one year. If the company performs additional work scope for the customer pursuant to currently proposed terms of a potential contract modification, certain milestone billings permitted under the existing contract will be deferred and approximately $18,000 of the currently unbilled amount will be billed after one year.

The company had a program with MD Helicopters, Inc. (“MDHI”) that involved multi-year contracts for production of fuselages for the MDHI 500 and 600 series helicopters and composite rotor blades for the MD Explorer helicopter. Because of unresolved payment issues, the company stopped work on the program in 2003. Furthermore, based upon MDHI’s lack of success with respect to improving its financial and operational circumstances, the company recorded a non-cash sales and pre-tax earnings charge of $20,083 (including an $18,211 negative sales adjustment for costs and accrued profit not billed and a $1,872 addition to the company’s bad debt reserve for billed receivables) in the third quarter of 2004.  This charge eliminated the company’s investment in contracts with MDHI.

In the fourth quarter of 2005, the company entered into a multi-year agreement with MDHI, which had been acquired and recapitalized, for the production of rotor blades and other components primarily for the MD Explorer helicopter.  In connection with this agreement, the company recorded a recovery of $6,754 for previously written off sales and accounts receivable.

During the fourth quarter 2004, the company recorded a non-cash sales and pre-tax earnings adjustment of $3,471 (includes a $3,221 negative sales adjustment for costs not billed and a $250 addition to the company’s bad debt reserve for billed receivables) associated with a contract with the University of Arizona due to the curtailment of the contract. This matter is further discussed in Note 17.

6.  INVENTORIES

Inventories are comprised as follows:

December 31	2006	2005
Merchandise for resale	$130,694	$124,936
Contracts in process: U.S. Government, net of progress payments of $25,203 and $18,951 in 2006 and 2005, respectively	47,086	44,710
Commercial and other government contracts	18,949	14,554
Other work in process (including certain general stock materials)	21,102	21,750
Finished goods	13,519	14,764
Total	$231,350	$220,714

K-MAX® inventory of $19,320 and $22,538 is included in other work in process and finished goods as of December 31, 2006 and 2005, respectively.  Management believes that a significant portion of this K-MAX inventory will be sold after one year, based upon the anticipation of supporting the fleet for the foreseeable future.

The aggregate amounts of general and administrative costs charged to inventory for the Aerostructures, Fuzing and Helicopters segments during 2006, 2005 and 2004 were $32,997, $27,806, and $24,523, respectively. The estimated amounts of general and administrative costs remaining in contracts in process at December 31, 2006 and 2005 are $5,899 and $5,505, respectively, and are based on the ratio of such costs to total costs of production.

The company had Industrial Distribution segment inventory of $3,600, $3,533 and $3,743 as of December 31, 2006, 2005 and 2004, respectively, on consignment at customer locations.

7.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is summarized as follows:

December 31	2006	2005
Land	$4,327	$4,302
Buildings	32,420	30,165
Leasehold improvements	14,317	14,449
Machinery, office furniture and equipment	117,811	118,583
Total	168,875	167,499
Less accumulated depreciation	(114,710)	(115,907)
Property, plant and equipment, net	$54,165	$51,592

Excess capacity and related costs, primarily attributable to the Helicopters segment, of $2,424, $2,749 and $3,330 for 2006, 2005 and 2004, respectively, were included in cost of sales.

Depreciation expense was $9,892, $9,235 and $8,835 for 2006, 2005 and 2004, respectively.

8.  GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill and other intangible assets, net are as follows:

December 31	2006	2005
Goodwill:
Aerostructures	$7,810	$7,810
Fuzing	23,089	21,337
Helicopters	-	-
Specialty Bearings	7,233	6,431
Subtotal Aerospace	$38,132	$35,578
Industrial Distribution	4,078	4,081
Music	14,623	15,034
	$56,833	$54,693

December 31	2006	2005
Other intangible assets: Other intangible assets-subject to amortization:
Customer relationships	$3,400	$3,400
Trade names	2,000	2,000
Patents	1,293	1,937
Total	6,693	7,337
Less accumulated amortization	(1,248)	(1,320)
Other intangible assets – subject to amortization, net	5,445	6,017
Trade name – not subject to amortization	13,819	13,819
Other intangible assets, net	$19,264	$19,836

With the exception of patents, the other intangible assets relate to the Music segment. The patents primarily relate to the combined Aerospace Segments.  During 2006, the company wrote off $676 of patents and $459 of related accumulated amortization.  Amortization periods for intangible assets range from 10 to 20 years.

Intangible asset amortization expense was $387, $224 and $104 in 2006, 2005 and 2004, respectively. Amortization expense for each of the next five years is expected to approximate $355 per year.

9.  EXIT ACTIVITY

The following table displays the activity and balances of various exit activities:

	2006	2005
Balance at January 1	$6,007	$3,762
Costs incurred	(1,940)	(2,070)
Additions	-	4,315
Net adjustment to goodwill	(600)	-
Balance at December 31	$3,467	$6,007

In connection with the acquisition of Musicorp in August 2005, the company accrued $3,500 for certain exit costs.  These costs relate primarily to lease consolidation and employee severance payments for reductions primarily in administrative and warehousing personnel.  As part of finalizing its estimates of these acquisition related restructuring costs, the company adjusted its exit activity liability by $600 during 2006.  The total accrual as of December 31, 2006 was $769.

In connection with the Moosup, CT plant closure, the company recorded restructuring costs of $8,290 in 2002.  The charge included $3,290 of severance related costs and $5,000 for closing the facility (including estimated costs of an ongoing environmental remediation program and ultimate disposal).  For 2006 and 2005, the company incurred expenses of $0 and $815, respectively, and paid $328 and $686, respectively, for costs associated with environmental remediation activities for the Moosup facility. The remaining accrual as of December 31, 2006, which consists primarily of the estimated cost of ongoing environmental remediation, was $2,698.

Ongoing maintenance costs of $610 related to this idle facility are included in selling, general and administrative expenses.

These exit activity accruals are included in other accruals and payables on the consolidated balance sheets for each period presented.

10.  ACCRUED CONTRACT LOSSES

Management performs detailed quarterly reviews of our contracts and adjustments in profit estimates are recorded during the period in which they are determined to be appropriate.  When total estimated costs exceed total estimated revenue to be earned, the company immediately records a provision for the entire anticipated contract loss.  The following is a summary of total accrued contracts losses for 2006 and 2005:

	2006	2005
Balance at January 1	$19,950	$37,533
Costs incurred	(18,079)	(35,759)
Additions to loss accrual	10,937	19,147
Release to income	(1,266)	(971)
Balance at December 31	$11,542	$19,950

The largest portion of our historical accrued contract loss has been associated with the Helicopters segment’s Australia SH-2G(A) helicopter program with the Royal Australian Navy (RAN).  During 2002, the company recorded a total pre-tax charge of $27,413 for estimated cost growth, which eliminated the remaining $6,505 of profit previously recorded on the program and established a $20,908 loss accrual.  This accrual was for anticipated cost growth associated with completion of the aircraft, and final integration and testing of the aircraft’s advanced Integrated Tactical Avionic System (ITAS) software.

During 2003, the company continued to work on this program and used the majority of the accrued contract loss previously recorded.  In 2004, the company recorded $5,474 for additional estimated cost growth to complete the ITAS software.  During 2005, the company recorded an additional $16,810 of accrued contract losses primarily for cost growth resulting from additional testing needed on the ITAS software before entering formal qualification testing.   During 2006, the company continued to work on preparation for final acceptance of the first fully capable aircraft.  As a result, the company recorded an additional $9,701 for a variety of matters including additional time needed to finalize testing of the ITAS software, formal qualification testing, as well as further work needed to satisfy some of the RAN’s requests related to flight safety concerns.  The company continues to work with the customer throughout this process and regularly monitors the program to ensure its proper valuation.  The total accrued contract loss remaining as of December 31, 2006 was $11,322.

During the second quarter of 2004, the company recorded a $7,086 non-cash adjustment for the Boeing Harbour Pointe contract. The adjustment consisted of an accrued contract loss of $4,280 and a valuation adjustment of $2,806 associated with portions of the program inventory. Subsequent to the second quarter, the amount reflecting accrued contract loss was changed to $6,124 and the inventory valuation adjustment was changed to $962 as a result of additional orders received as part of the program during the second half of 2004.  These changes had no impact on the total recorded adjustment.  The company has continued to work on this program, completion of which is anticipated to occur in late 2007.

11.  CREDIT ARRANGEMENTS – SHORT-TERM BORROWINGS AND LONG-TERM DEBT

REVOLVING CREDIT AGREEMENT - As of December 31, 2006,the company had a $150,000 revolving credit facility (Revolving Credit Agreement) expiring August 4, 2010. The facility includes the availability of funding in foreign currencies as well as an “accordion” feature that provides the company the opportunity to request, subject to bank approval, an expansion of up to $50,000 in the overall size of the facility. As of December 31, 2006, there was $65,687 available for borrowing under the Revolving Credit Agreement.  Letters of credit are generally considered borrowings for purposes of the Revolving Credit Agreement.  In January 2007, the company activated the accordion thereby expanding the Revolving Credit Agreement to $200,000.  The facility was also amended to add another $50,000 accordion for possible future activation bringing the total potential arrangement to $250,000.

The financial covenants associated with the current credit facility include a requirement that the company have i) EBITDA at least equal to 300% of net interest expense on the basis of a rolling four quarters and ii) a ratio of consolidated total indebtedness to total capitalization of not more than 55%. The agreement also incorporates a financial covenant which provides that if the company's EBITDA to net interest expense ratio is less than 6 to 1, the ratio of i) accounts receivable and inventory for certain Kaman subsidiaries to ii) the company's consolidated total indebtedness cannot be less than 1.6 to 1.  For each outstanding credit facility as of 2006, 2005 and 2004, the company was in compliance with our debt covenants.

In 2005, the company incurred $824 in debt issuance costs associated with the establishment of the above described credit facility.  These costs have been capitalized and are being amortized on a straight-line basis over the term of the facility.  Total amortization expense for 2006 and 2005 was $165 and $69, respectively.

CERTAIN LETTERS OF CREDIT - The face amounts of irrevocable letters of credit issued under the Revolving Credit Agreement totaled $26,280 and $30,537 at December 31, 2006 and 2005, respectively.  Of those amounts, $19,800 at December 31, 2006 and 2005 is attributable to the Australia SH-2G(A) helicopter program.

CONVERTIBLE SUBORDINATED DEBENTURES - The company issued its 6% convertible subordinated debentures during 1987. The debentures are convertible into shares of the common stock of Kaman Corporation at any time on or before March 15, 2012 at a conversion price of $23.36 per share at the option of the holder unless previously redeemed by the company. Pursuant to a sinking fund requirement that began March 15, 1997, the company redeemed $1,660 of the outstanding principal amount of the debentures each year through 2005.  During 2006, several debenture holders elected to convert their bonds to shares of common stock.  The company issued 12,871 shares of common stock for the conversion of 301 debentures, with a value of $301, during 2006.  As a result, the company will only redeem $1,551 of the outstanding principal of the debentures each year going forward.  The debentures are subordinated to the claims of senior debt holders and general creditors. These debentures had a book value of $16,390 at December 31, 2006, which is believed to approximate fair value. Deferred charges associated with the issuance of the debentures are being amortized over the term of the debentures.

SHORT-TERM BORROWINGS - Under the Revolving Credit Agreement, the company has the ability to borrow funds on both a short-term and long-term basis. The company also has certain other credit arrangements to borrow funds on a short-term basis with interest at current market rates.

Short-term borrowings outstanding are as follows:

December 31	2006	2005
Other credit arrangements	$-	$915
Total	$-	$915

The weighted average interest rate on short-term borrowings outstanding as of December 31, 2005 was 4.87%.

LONG-TERM DEBT - The company has long-term debt as follows:

December 31	2006	2005
Revolving credit agreement	$58,033	$45,518
Other credit arrangements	-	135
Convertible subordinated debentures	16,390	18,242
Total	74,423	63,895
Less current portion	1,551	1,660
Total excluding current portion	$72,872	$62,235

The aggregate amounts of annual maturities of long-term debt for each of the next five years and thereafter are approximately as follows:

2007	$1,551
2008	1,551
2009	1,551
2010	59,584
2011	1,551
Thereafter	8,635

INTEREST PAYMENTS - Cash payments for interest were $6,584, $4,023 and $3,676 for 2006, 2005 and 2004, respectively.

12.  ADVANCES OF CONTRACTS

Advances on contracts include customer advances together with customer payments and billings associated with the achievement of certain contract milestones in excess of costs incurred, primarily for the Australia SH-2G(A) helicopter contract. The customer advances for that contract are fully secured by letters of credit. It is anticipated that the advances on contracts along with the majority of the associated letters of credit will remain in place until final acceptance of the aircraft by the Royal Australian Navy.

13.  PRODUCT WARRANTY COSTS

Changes in the carrying amount of accrued product warranty costs for 2006 and 2005 are summarized as follows:

	2006	2005
Balance at January 1	$4,304	$3,827
Warranty costs incurred	(2,737)	(505)
Product warranty accrual	500	3,404
Release to income	(39)	(2,422)
Balance at December 31	$2,028	$4,304

The following paragraphs summarize significant warranty matters as of December 31, 2006:

The company has been working to resolve two warranty-related matters at the Dayron facility. The first issue involves a supplier's recall of a switch embedded in certain bomb fuzes.  The second warranty issue involves bomb fuzes manufactured for the U. S. Army utilizing systems which originated before Dayron was acquired by Kaman that have since been found to contain an incorrect part. As of the end of 2004, Dayron had a warranty reserve of $3,507 related to these two issues.  During 2005, Dayron was released of $2,058 of liability associated with certain lots of fuzes by the customer and experienced cost growth of $1,628 primarily related to the cost to cover additional fuzes identified by the customer. The net reserve as of the end of 2006 related to these two matters is $1,109. This represents management's best estimate of the costs, including re-work, transportation costs and testing, currently expected to be incurred in resolving these matters. This matter is more fully discussed in Note 17.

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

On June 29, 2005, the company notified its two affected customers of a non-conforming part that may have an impact on certain aircraft panels manufactured by the Aerostructures facility in Wichita, Kansas, beginning in September 2002. As a result of this matter, the company recorded a warranty accrual of $1,040 during 2005, in anticipation of incurring its estimated share of certain costs to manufacture replacement panels and install them on certain aircraft.  As of December 31, 2006, the company had a $693 accrual remaining related to this matter.

14.  INCOME TAXES

The components of income tax expense (benefit) are as follows:

	2006	2005	2004
Current:
Federal	$15,254	$8,558	$2,370
State	2,062	1,646	1,770
Foreign	3,181	2,451	1,935
	20,497	12,655	6,075
Deferred:
Federal	39	3,083	(9,359)
State	(30)	74	(1,918)
Foreign	(13)	11	(140)
	(4)	3,168	(11,417)
Total	$20,493	$15,823	$(5,342)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

December 31	2006	2005
Deferred tax assets: Long-term contracts	$4,539	$7,383
Deferred employee benefits	29,800	27,116
Inventory	9,227	8,077
Tax loss and credit carry-forwards	4,298	3,484
Accrued liabilities and other items	5,966	6,612
Total deferred tax assets	53,830	52,672
Deferred tax liabilities: Depreciation and amortization	(4,225)	(5,756)
Intangibles	(5,473)	(3,666)
Other items	(1,222)	(1,183)
Total deferred tax liabilities	(10,920)	(10,605)
Net deferred tax asset before valuation allowance	42,910	42,067
Valuation allowance	(3,740)	(2,883)
Net deferred tax asset after valuation allowance	$39,170	$39,184

Foreign current deferred tax liabilities of $95 are included in other accruals and payables on the Consolidated Balance Sheet as of December 31, 2006.  Foreign long-term deferred tax liabilities of $160 and $376 are included in Other Long-Term Liabilities as of December 31, 2006 and 2005, respectively.  Valuation allowances of $3,740 and $2,883 at December 31, 2006 and 2005, respectively, reduced the deferred tax asset attributable to foreign loss and state loss and credit carry-forwards to an amount that, based upon all available information, is more likely than not to be realized. Reversal of the valuation allowance is contingent upon the recognition of future taxable income in the respective jurisdiction or changes in circumstances which cause the recognition of the benefits of the loss carry-forwards to become more likely than not. The net increase in the valuation allowance of $857 is due to the generation of $1,162 in state loss and tax credit carry-forwards, offset by $305 of current and anticipated utilization of Canadian and state carry-forwards. Canadian tax loss carry-forwards are approximately $2,165 and could expire between 2007 and 2010. State carry-forwards are in numerous jurisdictions with varying lives.

No valuation allowance has been recorded against the other deferred tax assets because the company believes that these deferred tax assets will, more likely than not, be realized. This determination is based largely upon the company’s anticipated future income, as well as its ability to carry-back reversing items within two years to offset taxes paid. In addition, the company has the ability to offset deferred tax assets against deferred tax liabilities created for such items as depreciation and amortization.

Pre-tax income from foreign operations amounted to $6,787, $4,358 and $3,227 in 2006, 2005 and 2004, respectively. Income taxes have not been provided on undistributed earnings of $12,349 from foreign subsidiaries since it is the company’s intention to permanently reinvest such earnings or to distribute them only when it is tax efficient to do so. It is impracticable to estimate the total tax liability, if any, which would be created by the future distribution of these earnings.

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

	2006	2005	2004
Federal tax (benefit) at 35% statutory rate	$18,298	$10,098	$(6,007)
State income taxes, net of federal benefit	1,320	1,118	(127)
Tax effect of:
Compensation	1,311	3,467	617
Recapitalization costs	-	1,169	93
Meals and entertainment	478	424	413
Other, net	(914)	(453)	(331)
Income taxes (benefit)	$20,493	$15,823	$(5,342)

    Cash payments for income taxes, net of refunds, were $17,703, $8,934, and $2,198 in 2006, 2005 and 2004, respectively.

15.  PENSION PLANS

The company has a non-contributory qualified defined benefit pension plan covering the full-time U.S. employees of all U.S. subsidiaries (with the exception of certain acquired companies that have not adopted the plan). Employees become participants in the plan upon their completion of hours of service requirements. Benefits under this plan are generally based upon an employee’s years of service and compensation levels during employment with an offset provision for social security benefits. The company also has a Supplemental Employees’ Retirement Plan (“SERP”), which is considered a non-qualified pension plan. The SERP provides certain key executives, whose compensation is in excess of the limitations imposed by federal law on the qualified defined benefit pension plan, with supplemental benefits based upon eligible earnings, years of service and age at retirement.

OBLIGATIONS AND FUNDED STATUS

The accumulated benefit obligation for the qualified pension plan was $437,273 and $420,211 at December 31, 2006 and 2005, respectively.  The accumulated benefit obligation for the SERP was $33,336 and $28,811 at December 31, 2006 and 2005, respectively.

The changes in actuarial present value of the projected benefit obligation and fair value of plan assets are as follows:

	Qualified Pension Plan		SERP
December 31	2006	2005	2006	2005
Projected benefit obligation at beginning of year	$467,146	$432,354	$31,044	$20,205
Service cost	12,570	11,492	2,113	1,408
Interest cost	26,411	25,469	1,727	1,330
Plan amendments (A)	-	-	(4,510)	-
Actuarial liability (gain) loss (B)	(2,856)	18,562	5,076	8,850
Benefit payments	(21,311)	(20,731)	(841)	(749)
Projected benefit obligation at end of year	$481,960	$467,146	$34,609	$31,044

Fair value of plan assets at beginning of year	$424,266	$407,182	$-	$-
Actual return on plan assets	57,843	33,068	-	-
Employer contribution	7,357	4,747	841	749
Benefit payments	(21,311)	(20,731)	(841)	(749)
Fair value of plan assets at end of year	$468,155	$424,266	$-	$-
Funded status at end of year	$(13,805)	$(42,880)	$(34,609)	$(31,044)
Unrecognized prior service cost	**	558	**	-
Unrecognized net (gain) loss	**	31,791	**	8,627
Additional minimum liability	**	-	**	(6,394)
Prepaid (accrued) pension costs including minimum pension liability	$(13,805)	$(10,531)	$(34,609)	$(28,811)

** Amounts recognized in shareowners’ equity in 2006 upon adoption of SFAS 158.

(A) During 2006, the SERP was amended to redefine the types of compensation that will be included in the calculation of benefits for participants.  As a result of this amendment, only salaries and annual bonus eligible to be paid before the date of the participant’s termination for periods in which the participant was an active employee shall be considered eligible compensation under the SERP for all periods after December 31, 2005.  The result of this amendment lowered the SERP liability by $4,510.

(B) The actuarial liability gain and loss amounts for the qualified pension plan for 2006 and 2005 are principally due to the effect of changes in the discount rate.  The 2005 actuarial liability loss for the SERP is primarily due to an increase in compensation as a result of significant stock appreciation rights activity during 2005.

The company has recorded underfunded and unfunded liabilities related to our qualified pension plan and SERP as follows:

	Qualified Pension Plan		SERP
December 31	2006	2005	2006	2005
Current liabilities	$-	$(10,531)	$(2,438)	$(850)
Noncurrent liabilities	(13,805)	-	(32,171)	(27,961)
	$(13,805)	$(10,531)	$(34,609)	$(28,811)

The 2005 pension liability was classified based upon the requirements of SFAS 87, whereas, the 2006 pension liability is classified based upon the guidance in SFAS 158.

The amounts included in accumulated other comprehensive income on the consolidated balance sheet represent costs that will be recognized as pension costs in future periods. These consist of:

	Qualified Pension Plan		SERP
December 31	2006	2005	2006	2005
Net loss (gain)	$(2,421)	$-	$11,070	$-
Additional minimum liability	-	-	-	6,394
Prior service cost (credit)	511	-	(3,436)	-
Accumulated other comprehensive income (loss)	$(1,910)	$-	$7,634	$6,394

The estimated net loss and prior service cost for the qualified pension plan and the SERP that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year will be $652 and $1,939, respectively.

The pension plan net periodic benefit costs on the consolidated statement of operations and other amounts recognized in other comprehensive income on the statement of changes in shareholders’ equity were computed using the projected unit credit actuarial cost method and included the following components:

	Qualified Pension Plan			SERP
	2006	2005	2004	2006	2005	2004
Service cost for benefits earned during the year	$12,570	$11,492	$10,233	$2,113	$1,408	$1,262
Interest cost on projected benefit obligation	26,411	25,469	24,653	1,727	1,330	1,080
Expected return on plan assets	(29,448)	(28,476)	(28,675)	-	-	-
Amortization of transition assets	(13)	(55)	(55)	-	-	-
Amortization of prior service cost	61	61	61	(1,074)	-	-
Recognized net (gain) loss	2,960	1,668	-	2,632	223	2,663
Net pension benefit cost (income)	$12,541	$10,159	$6,217	$5,398	$2,961	$5,005

Net loss (gain)	$(2,421)	$-	$-	$11,070	$-	$-
Prior service cost (credit)	-	-	-	-	-	-
Amortization of prior service cost	511	-	-	(3,436)	-	-
Additional minimum liability	-	-	-	(6,394)	6,394	-
Total recognized in accumulated other comprehensive income	$(1,910)	$-	$-	$1,240	$6,394	$-
Total recognized in net periodic benefit cost and accumulated other comprehensive income	$10,631	$10,159	$6,217	$6,638	$9,355	$5,005

The company expects to contribute $9,900 to the qualified pension plan and $2,438 to the SERP for plan year 2007 whereas the plans are expected to make the following benefit payments, which reflect expected future service:

	Qualified Pension Plan	SERP
2007	$23,362	$2,438
2008	23,916	12,820
2009	24,723	9,360
2010	25,785	807
2011	26,513	797
2012 – 2016	147,821	11,231

    For plan year 2006, the company made a contribution of $9,809 of which the final payment of $2,452 was paid in January 2007.

     The actuarial assumptions used in determining benefit obligations of the pension plans are as follows:

	Qualified Pension Plan		SERP
December 31	2006	2005	2006	2005
Discount rate	5.85%	5.75%	5.60%	5.75%
Average rate of increase in compensation levels	3.5%	3.5%	3.5%	3.5%

  The discount rates take into consideration the populations of our pension plans and the anticipated payment streams as compared to the Citigroup Discount Yield Curve index and rounds the results to the nearest fifth basis point.

     The actuarial assumptions used in determining the net periodic benefit cost of the pension plans are as follows:

	Qualified Pension Plan		SERP
December 31	2006	2005	2006	2005
Discount rate	5.75%	6.0%	5.75%	6.0%
Expected return on plan assets	8.0%	8.0%	-	-
Average rate of increase in compensation levels	3.5%	3.5%	3.5%	3.5%

PLAN ASSETS FOR QUALIFIED PENSION PLAN

The expected return on plan assets rate was determined based upon historical returns adjusted for estimated future market fluctuations.

Plan assets are invested in a diversified portfolio consisting of equity and fixed income securities (including $17,074 of common stock of Kaman Corporation at December 31, 2006). The investment policies and goals for pension plan assets are a) to place assets with investment managers approved by the Finance Committee of the Board of Directors, b) to diversify across traditional equity and fixed income asset classes to minimize the risk of large losses, and c) to seek the highest total return (through a combination of income and asset appreciation) consistent with prudent investment practice, and on a five-year moving average basis, not less than the actuarial earnings assumption.

The target equity/fixed income asset allocation ratio is 60%/40% over the long term. If the ratio for any asset class moves outside permitted ranges, the pension plan’s Administrative Committee (the management committee that is responsible for plan administration) will act through an immediate or gradual process, as appropriate, to reallocate assets.

The asset allocations by asset category, which are within the permitted ranges, are as follows:

December 31	2006	2005
Equity securities	66%	64%
Fixed income securities	34%	36%
Total	100%	100%

    Under the current investment policy no investment is made in commodities, nor are short sales, margin buying hedges, covered or uncovered call options, puts, straddles or other speculative trading devices permitted. No manager may invest in international securities, inflation linked treasuries, real estate, private equities, or securities of Kaman Corporation without authorization from the company. In addition, with the exception of U.S. Government securities, managers’ holdings in the securities of any one issuer, at the time of purchase, may not exceed 7.5% of the total market value of that manager’s account.

Investment manager performance is evaluated over various time periods in relation to peers and the following indexes: Domestic Equity Investments, S&P 500; International Equity Investments, Morgan Stanley EAFE; Fixed Income Investments, Lehman Brothers’ Aggregate.

OTHER PLANS

The company also maintains a defined contribution plan which has been adopted by certain of its U.S. subsidiaries. All employees of adopting employers who meet the eligibility requirements of the plan may participate. Employer matching contributions are currently made to the plan with respect to a percentage of each participant’s pre-tax contribution. For each dollar that a participant contributes up to 5% of compensation, participating subsidiaries make employer contributions of fifty cents ($.50). Employer contributions to the plan totaled $3,259, $2,950 and $2,917 in 2006, 2005 and 2004, respectively.

One of the company’s acquired U.S. subsidiaries maintains its own defined contribution plan for their eligible employees. Employer matching contributions are made on a discretionary basis.  Additionally, two of the company’s foreign subsidiaries maintain their own small defined benefit plan for their local employees.  The pension liabilities of $527 associated with these plans are included in accrued pension costs on the consolidated balance sheets for the periods presented.

16.  OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

December 31	2006	2005
Supplemental employees’ retirement plan	$32,171	$27,961
Long-term pension liability	13,805	-
Deferred compensation	10,309	9,519
Minority interest	409	387
Other	5,949	5,365
Total	$62,643	$43,232

Disclosures regarding the assumptions used in the determination of the pension and SERP liabilities are included in Note 15.

The company maintains a non-qualified deferred compensation plan for certain of its employees as well as a non-qualified deferred compensation plan for its Board of Directors.  Generally, these participants have the ability to defer a certain amount of their compensation, as defined in the agreement.  The deferred compensation liability will be paid out either upon retirement or as requested based upon certain terms in the agreements.

17.  COMMITMENTS AND CONTINGENCIES

Rent commitments under various leases for office space, warehouses, land and buildings expire at varying dates from January 2007 to December 2015. The standard term for most leases ranges from 3 to 5 years. Some of the company’s leases have rent escalations, rent holidays or contingent rent that are generally recognized on a straight-line basis over the entire lease term. Material leasehold improvements and other landlord incentives are amortized over the shorter of their economic lives or the lease term, including renewal periods, if reasonably assured. Certain annual rentals are subject to renegotiation, with certain leases renewable for varying periods. The company recognizes rent expense for leases on a straight-line basis over the entire lease term.

Lease periods for machinery and equipment range from 1 to 5 years.

Substantially all real estate taxes, insurance and maintenance expenses are obligations of the company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other similar properties.

The following future minimum rental payments are required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2006:

2007	$17,464
2008	11,778
2009	7,773
2010	4,716
2011	3,245
Thereafter	4,120
Total	$49,096

Lease expense for all operating leases, including leases with terms of less than one year, amounted to $16,369, $16,502 and $16,585 for 2006, 2005 and 2004, respectively.

The company adopted the provisions of FASB Interpretation No. 47 (FIN 47) on December 31, 2005. Under FIN 47, a conditional asset retirement obligation (CARO), including obligations of a lessee in connection with leased property, must be recorded if the liability can be reasonably estimated.  The company currently leases various properties under leases that give the lessor the right to make the determination as to whether the lessee must return the premises to their original condition, except for normal wear and tear.  The company cannot at this time reasonably estimate the cost that might be incurred in satisfaction of such conditional obligations, but does not believe such amounts would be material. The company does not normally make substantial modifications to leased property, and many of the company's leases either require lessor approval of planned improvements or transfer ownership of such improvements to the lessor at the termination of the lease. Historically we have not incurred significant costs to return leased premises to their original condition.

LEGAL MATTERS – From time to time, the company is subject to various claims and suits arising out of the ordinary course of business, including commercial, employment and environmental matters.  The ultimate results of all such matters is not presently determinable, however based upon its current knowledge and except for the potential effect of the matters described below, management does not expect that their resolution would have a material adverse effect on the company’s consolidated financial position.

The company has two warranty-related matters that primarily impact the FMU-143 program at the Dayron facility, which is part of the Fuzing segment.  The first item involves a supplier's recall of a switch embedded in certain bomb fuzes.  The second item involves bomb fuzes manufactured for the U.S. Army utilizing systems which originated before Dayron was acquired by Kaman that have since been found to contain an incorrect part.  The U.S. Army Sustainment Command (USASC), the procurement agency that administers the FMU-143 contract, had authorized the warranty rework in the late 2004/early 2005 timeframe, however the company had not been permitted to finish the work due to issues raised by the USASC primarily related to administrative matters and requests for verification of the accuracy of test equipment (which accuracy was subsequently verified).  On December 27, 2006, the USASC notified the company that it was changing its remedy under the warranty clause from correction of the non-conforming fuzes to an "equitable adjustment" of the contract price in the amount of $6,900. The company believes that the USASC is unjustified in attempting to make this change and has responded to that effect to the USASC.  The parties are following the procedure established by the contract and if the USASC determines that it will not accept a rework of the fuzes, the company intends to appeal the decision.

As previously reported, a jury verdict was reached on May 17, 2006 in the Kaman Aerospace Corporation’s breach of contract suit against the University of Arizona. The jury found in favor of Kaman on its claim that the University breached the contract between the parties and also found in favor of Kaman and against the University on the University's counterclaim for breach of contract. No damages were awarded to either party. The University has appealed the jury verdict to the Arizona Court of Appeals and management currently expects a decision from the court of appeals sometime during 2007.

OTHER MATTERS – During 2006, the Helicopters segment made significant progress toward completion of the requirements of the 1997 production contract with the Commonwealth of Australia by performing Formal Qualification Testing (FQT) of the Integrated Tactical Avionics System (ITAS).  During this time, the company also worked with the Commonwealth to resolve previously reported flight safety questions that resulted in grounding of the aircraft early in 2006, and management believes that the cause of the safety concern has been rectified.  The Commonwealth also continued to develop additional work scope related to its aircraft certification requirements, which would involve development and testing of new software and hardware requirements for the automatic flight control system.  The company has provided a proposal to perform the additional work, which could take up to approximately twenty-nine months.

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

On July 31, 2006, the company submitted an Offer to Purchase (OTP) to NAVAIR and the General Services Administration to purchase the portion of the Bloomfield campus that Kaman Aerospace Corporation (of which the Helicopters segment forms a part) currently leases from NAVAIR and has operated for several decades for the principal purpose of performing U.S. government contracts. Currently, the OTP is valid through July 31, 2007 and is subject to negotiation of terms mutually acceptable to the company and the government that include, in consideration for the transfer of title, the company's assumption of responsibility for environmental remediation at the facility as necessary to meet the requirements of state law that will apply upon the transfer. As of the date of this report, the company is in discussions with the U.S. government regarding these terms and the company anticipates that the process may take several more months. Thereafter, upon completion of the government's final approval processes and requirements, the company anticipates that transfer of title to the property will take place.  In preparation for this, the company is in discussions with the Connecticut Department of Environmental Protection (CTDEP) in order to define the scope of such remediation.

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

18.  COMPUTATION OF EARNINGS (LOSS) PER SHARE

The earnings (loss) per share – basic computation is based on the net earnings (loss) divided by the weighted average number of shares of common stock outstanding for each year.

The earnings (loss) per share – diluted computation assumes that at the beginning of the year the 6% convertible subordinated debentures are converted into common stock with a resultant reduction in interest costs net of tax. The earnings (loss) per share – diluted computation also includes the common stock equivalency of dilutive options granted to employees under the Stock Incentive Plan. Excluded from the earnings (loss) per share – diluted calculation are options granted of 73,700, 65,882 and 184,571 for the years ended December 31, 2006, 2005 and 2004, respectively, to employees that are anti-dilutive based on the average stock price.

	2006	2005	2004
Earnings (loss) per share – basic Net earnings (loss)	$31,786	$13,028	$(11,822)
Weighted average shares outstanding (000)	24,036	23,038	22,700
Earnings (loss) per share – basic	$1.32	$.57	$(.52)
Earnings (loss) per share – diluted Net earnings (loss)	$31,786	$13,028	$(11,822)
Plus: After-tax interest savings on convertible debentures	609	546	-
Net earnings (loss) assuming conversion	$32,395	$13,574	$(11,822)
Weighted average shares outstanding (000)	24,036	23,038	22,700
Plus shares issuable on: Conversion of 6% convertible debentures	719	796	-
Exercise of dilutive options	114	135	-
Weighted average shares outstanding assuming conversion (000)	24,869	23,969	22,700
Earnings (loss) per share – diluted [1]	$1.30	$.57	$(.52)

1:  The calculated diluted earnings (loss) per share amount for 2004 is anti-dilutive, therefore, amount shown is equal to the basic earnings (loss) per share calculation. Potentially dilutive average shares outstanding of 942,000 from the conversion of the debentures and the exercise of dilutive stock options for the year ended December 31, 2004 have been excluded from the average diluted shares outstanding due to the loss from operations in that year. Additionally, after-tax interest savings on convertible debentures of $807 for the year ended December 31, 2004 has been excluded from net earnings (loss) due to the loss from operations in that year.

19.  SHARE-BASED ARRANGEMENTS

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

The following table summarizes share-based compensation expense recorded during each period presented:

	2006	2005	2004

Stock options	$893	$-	$-
Restricted stock awards	729	555	967
Stock appreciation rights	1,036	8,265	212
Employee stock purchase plan	209	-	-
Total share-based compensation expense	$2,867	$8,820	$1,179

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

STOCK INCENTIVE PLAN - The 2003 Stock Incentive Plan provides for the issuance of 2,000,000 shares of common stock and includes a continuation and extension of the predecessor plan. As with the predecessor plan, the 2003 Plan provides for equity compensation awards, including principally incentive and non-statutory stock options, restricted stock, stock appreciation rights, and long-term incentive program (LTIP) awards.  In addition, the 2003 Plan contains provisions intended to qualify the LTIP under Section 162(m) of the Internal Revenue Code of 1986, as amended.  As of December 31, 2006, there were 1,644,794 shares available for grant under the plan.

LTIP awards provide certain senior executives an opportunity to receive award payments in either stock or cash as determined by the Personnel and Compensation Committee in accordance with the Plan, at the end of a three-year performance cycle. For the performance cycle, the company’s financial results are compared to the Russell 2000 indices for the same periods based upon the following: (a) average return on total capital, (b) earnings per share growth and (c) total return to shareholders. No awards will be payable unless the company’s performance is at least in the 25th percentile of the designated indices.  The maximum award is payable if performance reaches the 75th percentile of the designated indices.  Performance between the 25th and 75th percentiles is determined by straight-line interpolation.  Through 2006, all of the LTIP awards have been paid in cash.

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

Stock option activity is as follows:
STOCK OPTIONS OUTSTANDING:	OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE
Balance at January 1, 2004	1,275,670	$13.67
Options granted	176,565	14.03
Options exercised	(48,350)	10.13
Options forfeited or expired	(76,080)	14.07
Balance at December 31, 2004	1,327,805	13.82
Options granted	305,500	11.62
Options exercised	(663,262)	13.84
Options forfeited or expired	(59,800)	12.89
Balance at December 31, 2005	910,243	13.13
Options granted	161,600	21.32
Options exercised	(137,244)	13.13
Options forfeited or expired	(33,960)	15.97
Balance at December 31, 2006	900,639	$14.49

The following table presents information regarding options outstanding as of December 31, 2006:

Weighted-average contractual remaining term - options outstanding	6.53 years
Aggregate intrinsic value - options outstanding	$7,320
Options exercisable	357,420
Weighted-average exercise price - options exercisable	$14.20
Aggregate intrinsic value - options exercisable	$3,008
Weighted-average contractual remaining term - options exercisable	4.58 years

As of December 31, 2005 and 2004 there were 301,831and 814,240 options exercisable, respectively.

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option.  The intrinsic value on the date of exercise of options that were exercised in 2006 was $1,388. The company’s policy for issuing shares upon stock option exercises is to issue those shares from treasury stock.  The company currently has an open stock repurchase plan which would enable the company to repurchase shares as needed.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model.  The following table indicates the weighted-average assumptions used in estimating fair value in 2006, 2005 and 2004:

	2006	2005	2004
Expected option term	6.5 years	8 years	8 years
Expected volatility	41.5%	40.0%	45.0%
Risk-free interest rate	4.5%	4.2%	4.1%
Expected dividend yield	2.5%	3.8%	3.1%
Per share fair value of options granted	$7.96	$3.73	$5.36

The expected term for options represents an estimate of the period of time the stock options are expected to remain outstanding and is generally based upon an analysis of the historical behavior of stock option holders during the period from 1995 through 2005.

The volatility assumption is based on the historical daily price data of the company’s stock over a period equivalent to the weighted-average expected term of the options. Management evaluates whether there were factors during that period which were unusual and which would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors.

The risk-free interest rate assumption is based upon the interpolation of various U.S. Treasury rates determined at the date of option grant. Expected dividends are based upon a historical analysis of our dividend yield over the past year.

Restricted Stock activity is as follows:

Restricted Stock outstanding:	RSA	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2006	56,580	$12.79
RSA granted	45,475	22.24
RSA vested	(46,260)	17.35
RSA forfeited or expired	(2,100)	21.38
Nonvested at December 31, 2006	53,695	$16.52

The grant date fair value for restricted stock is the average market price of the unrestricted shares on date of grant.  Prior to adopting SFAS 123(R), the fair value of nonvested awards (restricted stock and deferred stock units) was recorded to additional paid-in capital with the offsetting entry posted to unamortized restricted stock awards, also an equity account. The unearned compensation was then amortized to compensation expense related to equity awards over the vesting period using the straight-line method. With the adoption of SFAS 123(R), we offset $454 of unearned compensation against additional paid-in capital.

Stock Appreciation Rights activity is as follows:

SARs outstanding:	SARs	Weighted-Average Exercise Price
Balance at January 1, 2006	241,780	$11.51
SARs granted	-	-
SARs exercised	(102,720)	12.67
SARs forfeited or expired	-	-
Balance at December 31, 2006	139,060	$10.65

Total cash paid to settle stock appreciation rights (at intrinsic value) for 2006 and 2005 was $1,227 and $7,373, respectively. SARs are re-evaluated on a quarterly basis using the Black-Scholes valuation model.

We record a tax benefit and associated deferred tax asset for compensation expense recognized on non-qualified stock options and restricted stock for which we are allowed a tax deduction.  For 2006, we recorded a tax benefit of $307 for these two types of compensation expense.

The excess tax benefit is the tax benefit realized on the exercise of non-qualified stock options and disqualifying dispositions of stock acquired by exercise of incentive stock options and Employee Stock Purchase Plan stock purchases in excess of the deferred tax asset originally recorded.  The total windfall tax benefit realized in 2006 was $344 and is included in Other Financing Activity on the Consolidated Statement of Cash Flows for 2006.

As of December 31, 2006, future compensation costs related to non-vested stock options and restricted stock grants is $1,804.  Management anticipates that this cost will be recognized over a weighted-average period of 1.81 years.

EMPLOYEE STOCK PURCHASE PLAN- The Kaman Corporation Employees Stock Purchase Plan allows employees to purchase common stock of the company, through payroll deductions, at 85% of the market value of shares at the time of purchase. The plan provides for the grant of rights to employees to purchase a maximum of 1,500,000 shares of common stock. There are no charges or credits to income in connection with the plan for 2005 or 2004 as the plan was considered non-compensatory prior to the adoption of SFAS 123(R).  During 2006, 68,930 shares were issued to employees at prices ranging from $16.86 to $24.59.  During 2005, 83,485 shares were issued to employees at prices ranging from $9.46 to $20.15, and during 2004, 111,669 shares were issued at prices ranging from $9.45 to $12.61.  At December 31, 2006, there were 471,403 shares available for purchase under the plan.

20.  SEGMENT INFORMATION

Kaman Corporation is composed of six business segments: Aerostructures, Fuzing, Helicopters and Specialty Bearings (collectively “Aerospace Segments”), Industrial Distribution, and Music.

The Aerostructures segment produces aircraft subassemblies and other parts for commercial and military airliners and helicopters. Its principal customers are Boeing and Sikorsky Aircraft Corporation. Operations involving the use of metals are conducted principally at the company's Jacksonville, Florida facility, while operations involving composite materials are conducted principally at the company's Wichita, Kansas (Plastic Fabricating Company) facility.

The Fuzing segment manufactures products for military and commercial markets, primarily related to military safe, arm and fuzing devices for several missile and bomb programs; as well as precision non-contact measuring systems for industrial and scientific use; and high reliability memory systems for airborne, shipboard, and ground-based programs. Principal customers include the U.S. military, Boeing, Lockheed Martin and Raytheon. In September 2006, the segment assumed responsibility for the company’s Electro-Optics Development Center (EODC).  Operations are conducted at the Middletown, Connecticut, Orlando, Florida (Dayron) and Tucson, Arizona (EODC) facilities.

The Helicopters segment markets its helicopter engineering expertise and performs subcontract programs for other manufacturers.  It also refurbishes, provides upgrades and supports Kaman SH-2G maritime helicopters operating with foreign militaries as well as K-MAX® “aerial truck” helicopters operating with government and commercial customers in several countries. The SH-2G aircraft is currently in service with the Egyptian Air Force and the New Zealand and Polish navies.  Operations are primarily conducted at the Bloomfield, Connecticut facility.

Operations for the Specialty Bearings segment are conducted at the Bloomfield, Connecticut (Kamatics) and Dachsbach, Germany (RWG) facilities.  The Specialty Bearings segment primarily manufactures proprietary self-lubricating bearings used in aircraft flight controls, turbine engines and landing gear in Bloomfield. These bearings are currently used in nearly all military and commercial aircraft in production in North and South America and Europe and are market-leading products for applications requiring a highly sophisticated level of engineering and specialization in the airframe bearing market.  The segment also manufactures market leading proprietary power transmission couplings for helicopters and other applications in Bloomfield and custom designed and manufactured rolling element and self-lubricating bearings in Germany for aerospace applications.

The Industrial Distribution segment is the nation’s third largest distributor of power transmission, motion control, material handling and electrical components and a wide range of bearings. Products and value-added services are offered to a customer base of more than 50,000 companies representing a highly diversified cross-section of North American industry.

The Music segment is the largest independent U.S. distributor of musical instruments and accessories, offering more than 20,000 products for amateurs and professionals. Proprietary products include Ovation®, Takamine®, and Hamer® guitars, Latin Percussion® and Toca® instruments, Gibraltar® percussion hardware and Gretsch® professional drum sets. During 2006, the segment converted our distribution agreement with Sabian® Cymbals into an exclusive contract, expanding an important product offering to proprietary brand status. Additionally, effective January 1, 2007, Elixir® Strings selected the segment as its exclusive U.S. distributor.

Summarized financial information by business segment is as follows:

	2006	2005	2004
Net sales:
Aerostructures	$78,742	$54,983	$45,362
Fuzing	71,068	64,069	62,996
Helicopters	69,914	76,652	66,927
Specialty Bearings	106,278	92,241	77,063
Subtotal Aerospace	$326,002	$287,945	$252,348
Industrial Distribution	665,420	621,933	581,843
Music	214,732	191,318	161,001
	$1,206,154	$1,101,196	$995,192
Operating income (loss):
Aerostructures	$11,538	$3,775	**
Fuzing	7,750	3,101	**
Helicopters	222	1,245	**
Specialty Bearings	28,630	25,164	18,330
Subtotal Aerospace	$48,140	$33,285	$(14,303)
Industrial Distribution	35,160	29,415	19,338
Music	11,555	13,016	11,085
Net gain (loss) on sale of assets	(52)	(27)	199
Corporate expense	(35,426)	(42,932)	(28,850)
Operating income (loss)	59,377	32,757	(12,531)
Interest expense, net	(6,179)	(3,046)	(3,580)
Other expense, net	(919)	(860)	(1,053)
Earnings (loss) before income taxes	$52,279	$28,851	$(17,164)
Identifiable assets:
Aerostructures	$58,533	$44,124	**
Fuzing	77,946	75,889	**
Helicopters	100,353	103,237	**
Specialty Bearings	48,774	43,119	39,081
Subtotal Aerospace	$285,606	$266,369	$289,343
Industrial Distribution	188,672	175,725	164,711
Music	111,861	117,347	76,764
Corporate	44,274	39,056	31,513
	$630,413	$598,497	$562,331
Capital expenditures:
Aerostructures	$1,698	$808	**
Fuzing	1,555	1,573	**
Helicopters	1,042	277	**
Specialty Bearings	4,572	2,787	1,604
Subtotal Aerospace	$8,867	$5,445	$3,615
Industrial Distribution	2,930	2,748	2,709
Music	1,120	1,474	1,074
Corporate	302	199	141
	$13,219	$9,866	$7,539
Depreciation and amortization::
Aerostructures	$1,943	$1,907	**
Fuzing	936	834	**
Helicopters	1,137	1,251	**
Specialty Bearings	1,818	1,604	1,513
Subtotal Aerospace	$5,834	$5,596	$5,468
Industrial Distribution	2,285	2,057	1,972
Music	1,718	1,371	963
Corporate	635	531	566
	$10,472	$9,555	$8,969
**Prior to the realignment of Kaman Aerospace Corporation in 2005, the Aerospace segment operated as one reporting unit; therefore, financial information for 2004 was not available in the presentation currently provided. Management is unable to reasonably allocate these accounts to the new reporting segment format as there were a significant amount of shared services and corporate allocations that would require a significant amount of time and estimates and management believes it would be impracticable to do so.

Operating income is total revenues less cost of sales and selling, general and administrative expense including corporate expense. Operating income includes net gain on sale of product lines and other assets.

During 2006 and 2005, the Helicopters segment recorded an additional $9,701 and $16,810 charge, respectively, for accrued contract loss on the SH-2G(A) program.  Additionally during 2005, the Helicopters segment recorded a $6,754 recovery of previously written off MDHI sales and accounts receivable.  Music segment operating income includes results for Musicorp since the date of acquisition in August 2005.  In 2005, corporate expense included $8,265 of stock appreciation rights expense and $3,339 of consulting expenses related to the recapitalization.

Results for 2004 included the following adjustments: $20,083 (including $18,211 negative sales adjustments and $1,872 increase in bad debt reserve) related to the company’s investment in MDHI programs; $7,086 non-cash adjustment for the Boeing Harbour Pointe program; $5,474 charge for the Australian SH-2G(A) program; $3,507 warranty reserve for two product warranty related issues and $3,471 non-cash adjustment related to the University of Arizona matter.

Identifiable assets are year-end assets at their respective net carrying values segregated as to segment and corporate use.

For the periods presented, the corporate identifiable assets are principally comprised of cash, short-term and long-term deferred income tax assets, cash surrender value for our life insurance policies and fixed assets.  The increase in corporate assets in 2006 is primarily due to an increase in prepaid expense and other assets related to additional life insurance contributions.  Corporate assets increased in 2005 primarily due to an increase in net deferred tax assets.

Net sales by the Aerospace Segments made under contracts with U.S. Government agencies (including sales to foreign governments through foreign military sales contracts with U.S. Government agencies) totaled $156,060, $120,683 and $112,540 in 2006, 2005 and 2004, respectively.

Sales are attributed to geographic regions based on their location of origin.  Geographic distribution of sales are as follows:
	2006	2005	2004
United States	$1,036,380	$943,159	$859,539
Australia/New Zealand	28,854	26,106	44,278
Canada	48,598	45,039	37,205
Europe	48,623	40,198	29,857
Mexico	19,327	18,469	13,462
Japan	11,569	18,671	4,272
Other	12,803	9,554	6,579
	$1,206,154	$1,101,196	$995,192

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

PART IV

ITEM 15.                      EXHIBITS,  FINANCIAL STATEMENT SCHEDULES

(a)(1)                      FINANCIAL STATEMENTS.
See Item 8 of this Form 10-K/A setting forth our Consolidated Financial Statements.

(a)(2)                      FINANCIAL STATEMENT SCHEDULES.
An index to the financial statement schedules immediately precedes such schedules.

(a)(3)                      EXHIBITS.
An index to the exhibits filed or incorporated by reference immediately precedes such exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment No. 1 to annual report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bloomfield, State of Connecticut, on this 2nd day of August 2007.

KAMAN CORPORATION (Registrant)
By:	/s/ Paul R. Kuhn
Paul R. Kuhn
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title:	Date:
/s/ Paul R. Kuhn
Paul R. Kuhn	Chairman, President and Chief Executive Officer	August 2, 2007

/s/ Robert M. Garneau
Robert M. Garneau	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 2, 2007

/s/ Paul R. Kuhn
Paul R. Kuhn		August 2, 2007
Attorney-in-Fact for:

Robert Alvine	Director
Brian E. Barents	Director
E. Reeves Callaway III	Director
John A. DiBiaggio	Director
Karen M. Garrison	Director
Edwin A. Huston	Director
Eileen S. Kraus	Director
Richard J. Swift	Director

KAMAN CORPORATION AND SUBSIDIARIES

Index to Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Financial Statement Schedules:

Schedule V - Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Kaman Corporation:

Under date of March 1, 2007, except for Note 2, which is as of August 2, 2007, we reported on the consolidated balance sheets of Kaman Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2006, management’s assessment of the effectiveness of internal controls over financial reporting as of December 31, 2006 and the effectiveness of internal controls over financial reporting as of December 31, 2006 as contained in the 2006 annual report on Form 10-K. Our report dated March 1, 2007, except for Note 2, which is as of August 2, 2007, contains an explanatory paragraph that states that the Company changed its method of accounting for share-based payments and defined benefit plans as of January 1, 2006 and December 31, 2006, respectively.  As discussed in Note 2 to the consolidated financial statements, Kaman Corporation has restated its 2006, 2005 and 2004 consolidated financial statements. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Hartford, Connecticut
August 2, 2007

KAMAN CORPORATION AND SUBSIDIARIES
SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

YEAR ENDED DECEMBER 31, 2006

		Additions
DESCRIPTION	BALANCE JANUARY 1, 2006	CHARGED TO COSTS AND EXPENSES	OTHERS	DEDUCTIONS	BALANCE DECEMBER 31, 2006
Allowance for doubtful accounts	$3,400	$925	$-	$ 972 (A)	$3,353

YEAR ENDED DECEMBER 31, 2005

		Additions
DESCRIPTION	BALANCE JANUARY 1, 2005	CHARGED TO COSTS AND EXPENSES	OTHERS	DEDUCTIONS	BALANCE DECEMBER 31, 2005
Allowance for doubtful accounts	$5,520	$(1,226)	$ 167 (B)	$ 1,061 (A)	$3,400

YEAR ENDED DECEMBER 31, 2004

		Additions
DESCRIPTION	BALANCE JANUARY 1, 2004	CHARGED TO COSTS AND EXPENSES	OTHERS	DEDUCTIONS	BALANCE DECEMBER 31, 2004
Allowance for doubtful accounts	$3,340	$3,768	-	$ 1,588 (A)	$5,520

(A)         Write-off of bad debts, net of recoveries.
(B)         Additions to allowance for doubtful accounts attributable to acquisitions.

KAMAN CORPORATION AND SUBSIDIARIES
SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS (CONTINUED)
(Dollars in Thousands)

YEAR ENDED DECEMBER 31, 2006

		Additions
DESCRIPTION	BALANCE JANUARY 1, 2006	CURRENT YEAR PROVISION (BENEFIT)	OTHERS	BALANCE DECEMBER 31, 2004
Valuation allowance on deferred tax assets	$2,883	$880	$(23)	$3,740

YEAR ENDED DECEMBER 31, 2005

		Additions
DESCRIPTION	BALANCE JANUARY 1, 2005	CURRENT YEAR PROVISION (BENEFIT)	OTHERS	BALANCE DECEMBER 31, 2005
Valuation allowance on deferred tax assets	$2,163	$786	$(66)	$2,883

YEAR ENDED DECEMBER 31, 2004

		Additions
DESCRIPTION	BALANCE JANUARY 1, 2004	CURRENT YEAR PROVISION (BENEFIT)	OTHERS	BALANCE DECEMBER 31, 2004
Valuation allowance on deferred tax assets	$2,005	$109	$49	$2,163

KAMAN CORPORATION

INDEX TO EXHIBITS

Exhibit 3a	The Amended and Restated Certificate of Incorporation of the company, was filed as Exhibit 3.1 to Form 8-K on November 4, 2005, Document No. 0001341004-05-000188.	by reference

Exhibit 3b	The Amended and Restated Bylaws of the company were filed as Exhibit 3.2 to Form 8-K on November 4, 2005, Document No. 0001341004-05-000188.	by reference

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
by reference

Exhibit 10g (v)	Executive Employment Agreement between Ronald M. Galla and Kaman Corporation, dated as of January 1, 2007 was filed as Exhibit 10g(v) to Form 10-K, Document No. 0000054381-07-000022 on March 1, 2007.	by reference

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
by reference

Exhibit 10g (xi)
Amended and Restated Change in Control Agreement between Ronald M. Galla and Kaman Corporation, dated as of January 1, 2007 was filed as Exhibit 10g(xi) to Form 10-K, Document No. 0000054381-07-000022 on March 1, 2007.
by reference

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
by reference

Exhibit 10g (xvi)
Executive Employment Agreement between Russell H. Jones and Kaman Corporation, dated as of January 1, 2007 was filed as Exhibit 10g(xvi) to Form 10-K, Document No. 0000054381-07-000022 on March 1, 2007.
by reference

Exhibit 10g (xvii)
Amended and Restated Change in Control Agreement between Russell H. Jones and Kaman Corporation, dated as of January 1, 2007 was filed as Exhibit 10g(xvii) to Form 10-K, Document No. 0000054381-07-000022 on March 1, 2007
by reference

Exhibit 10h (i)	Form of Incentive Stock Option Agreement under the Kaman Corporation 2003 Stock Incentive Plan was filed as Exhibit 10h(i) to Form 10-K, Document No. 0000054381-07-000022 on March 1, 2007.	by reference

Exhibit 10h (ii)	Form of Non-Statutory Stock Option Agreement under the Kaman Corporation 2003 Stock Incentive Plan was filed as Exhibit 10h(ii) to Form 10-K, Document No. 0000054381-05-000024, on March 16, 2005.	by reference

Exhibit 10h (iii)	Form of Stock Appreciation Rights Agreement under the Kaman Corporation 2003 Stock Incentive Plan was filed as Exhibit 10h(iii) to Form 10-K, Document No. 0000054381-05-000024, on March 16, 2005.	by reference

Exhibit 10h (iv)	Form of Restricted Stock Agreement under the Kaman Corporation 2003 Stock Incentive Plan was filed as Exhibit 10h(iv) to Form 10-K, Document No. 0000054381-06-000036, on February 27, 2006.	by reference

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
by reference

Exhibit 10h(viii)	Deferred Compensation Agreement between Kaman Corporation and Robert Alvine dated December 16, 2006 was filed as Exhibit 10h(viii) to Form 10-K, Document No. 0000054381-07-000022 on March 1, 2007.	by reference

Exhibit 14	Kaman Corporation Code of Business Conduct was filed as Exhibit 10.2 to Form 8-K, Document No. 0000054381-06-000104, on November 13, 2006.	by reference

Exhibit 21	List of Subsidiaries was filed as Exhibit 21 to Form 10-K, Document No. 0000054381-07-000022 on March 1, 2007.	by reference

Exhibit 23	Consent of Independent Registered Public Accounting Firm	attached

Exhibit 24	Power of attorney under which this report was signed on behalf of certain directors was filed as Exhibit 24 to Form 10-K, Document No. 0000054381-07-000022 on March 1, 2007.	by reference

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934.	attached

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934.	attached

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	attached

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	attached