Form 10-Q/A
period 2007-03-30
KAMAN CORP
filed 2007-08-02
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
Amendment No. 1

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Quarterly Period Ended March 30, 2007

OR

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ___ to ___

Commission File No.  0-1093

KAMAN CORPORATION

(Exact name of registrant as specified in its charter)

Connecticut	06-0613548
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

EXPLANATORY NOTE:

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 30, 2007 is being filed principally to provide revised segment reporting footnote disclosure. In the first quarter of 2007, the U.S. Securities and Exchange Commission (“SEC”) requested certain information from us in connection with an ordinary course review of our Annual Report on Form 10-K for the year ended December 31, 2006, including how we aggregated segment data.

In connection with discussions with the SEC, we have re-evaluated how we aggregate our operating divisions into our reportable segments under Financial Accounting Standards Board Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As a result, we are revising certain of the Notes to Condensed Consolidated Financial Statements for all periods presented to disaggregate our Aerospace segment into four reporting segments: Aerostructures, Fuzing, Helicopters and Specialty Bearings. The Industrial Distribution and Music segments remain unchanged.

For the convenience of the reader, this Form 10-Q/A sets forth the entire Form 10-Q. However, this Form 10-Q/A amends and restates only Part 1, Items 1 and 2 of the Form 10-Q.  As previously disclosed on June 19, 2007, the Company has reevaluated the effectiveness of its disclosure controls and procedures, taking into account the restated segment information described above.  Based on this reevaluation and recent SEC interpretive guidance, the disclosure regarding the company's controls and procedures set forth in Item 4 hereof remains unchanged.

No information in this Form 10-Q/A has been updated for any subsequent events occurring after May 3, 2007, the date of the original filing. The aforementioned changes have no effect on the Company’s consolidated balance sheets as of March 30, 2007 and December 31, 2006 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the periods ended March 30, 2007 and March 31, 2006 or on the company’s liquidity or financial position.

Part I – Financial Information

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

Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts) (Unaudited)

1.  Basis of Presentation
The December 31, 2006 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of Kaman Corporation and subsidiaries. In the opinion of management, the balance of the condensed financial information reflects all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented and are of a normal recurring nature, unless otherwise disclosed in this report. Certain amounts in prior period condensed consolidated financial statements have been reclassified to conform to current year presentation. The statements should be read in conjunction with the consolidated financial statements and notes included in the company’s Form 10-K (as amended) for the year ended December 31, 2006. The results of operations for the interim period presented are not necessarily indicative of trends or of results to be expected for the entire year.

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

The company’s Form 10-Q for the period ended March 30, 2007 (which includes the three-months ended March 30, 2007 and March 31, 2006) has been restated by this Form 10-Q/A to reflect this change in reporting segments (see note 11 to the condensed consolidated financial statements).  This restatement has no effect on the previously reported amounts in the Condensed Consolidated Statements of Operations, including Net Sales, Net Earnings and Earnings Per Share, the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Cash Flows, or the liquidity or financial condition of the company.

3. Accounts Receivable, net

Accounts receivable consist of the following:

	March 30, 2007	December 31, 2006

Trade receivables	$105,368	$97,752

U.S. Government contracts:
Billed	25,299	26,938
Costs and accrued profit – not billed	5,002	4,544

Commercial and other government contracts:
Billed	28,406	21,479
Costs and accrued profit – not billed	41,615	41,968

Less allowance for doubtful accounts	(2,586)	(3,353)

Total	$203,104	$189,328

Included in the commercial and other government contracts – not billed as of December 31, 2006 was $41,295 related to the production contract for the Australian SH-2G(A) program. Of this balance, $40,942 remained unbilled as of March 30, 2007. A total of $340 was billed during the first quarter 2007 of which $176 has been collected to date. Based upon the terms of the existing contract, the company estimates that $1,345 of the currently unbilled amount will be billed after one year.  If the company performs additional work scope for the customer pursuant to currently proposed terms of a potential contract modification, certain milestone billings permitted under the existing contract will be deferred and approximately $18,000 of the currently unbilled amount will be billed after one year.

4. Inventories

Inventories consist of the following:

	March 30, 2007	December 31, 2006

Merchandise for resale	$126,093	$130,694

Contracts and other work in process	92,233	87,137

Finished goods
(including certain general stock materials)	13,497	13,519

Total	$231,823	$231,350

5. Shareholders’ Equity

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

6. Earnings Per Share

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

7. Exit Activity

The following table displays the activity and balances of various exit activities as of and for the three months ended March 30, 2007:
Balance at January 1, 2007	$3,467
Additions to accrual	-
Cash payments	(234)
Release to income	-

Balance at March 30, 2007	$3,233

In connection with the acquisition of Musicorp in August 2005, the company accrued $3,500 for certain exit costs. These costs relate primarily to lease consolidation and employee severance payments for reductions primarily in administrative and warehousing personnel. The total Musicorp accrual as of March 30, 2007, was $643.

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

8. Product Warranty Costs

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

As previously disclosed, in March 2005 the U.S. Attorney's Office for the Middle District of Florida and the Defense Criminal Investigative Service (DCIS) initiated an investigation into one of these warranty matters. Dayron has cooperated fully with the authorities, working to resolve the matter in a mutually satisfactory manner. As of March 30, 2007, the company has not received any notification from the authorities regarding conclusion of the investigation.

The company also has a warranty reserve for $677 for a matter related to our Aerostructures facility in Wichita, Kansas as previously reported. There has been no activity with respect to this matter during the three-month period ended March 30, 2007.

9. Accrued Contract Losses

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

10. Pension Cost

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

11. Business Segments

Summarized financial information by business segment is as follows:

	For the Three Months Ended

	March 30, 2007	March 31, 2006
Net sales:

Aerostructures	$25,179	$16,920
Fuzing	18,500	19,042
Helicopters	17,458	11,503
Specialty Bearings	31,979	26,171
Subtotal Aerospace	93,116	73,636
Industrial Distribution	173,414	170,577
Music	50,788	52,424
	$317,318	$296,637

Operating income:

Aerostructures	$4,551	$2,367
Fuzing	2,530	2,943
Helicopters	(1,025)	(2,062)
Specialty Bearings	10,559	6,753
Subtotal Aerospace	16,615	10,001
Industrial Distribution (1)	8,694	10,807
Music	1,596	1,278
Net gain (loss) on sale of assets	(42)	13
Corporate expense	(9,343)	(10,444)

Operating income	17,520	11,655

Interest expense, net	(1,518)	(1,258)

Other income (expense), net	42	(260)

Earnings before income taxes	$16,044	$10,137

(1) During 2006, for our Industrial Distribution segment, it was determined that in-bound freight costs were not being included in inventory consistent with our other businesses. This resulted in an adjustment that increased the first quarter 2006 earnings by $1,589.

12. Share-Based Arrangements

The following table summarizes share-based compensation expense recorded during each period presented:

	Three Months Ended

	March 30, 2007	March 31, 2006
Stock options	$217	$232
Restricted stock awards	100	99
Stock appreciation rights	170	1,257
Employee stock purchase plan	52	51

Total share-based compensation expense	$539	$1,639

Stock option activity was as follows:

		Weighted-
		Average
Stock options outstanding:	Options	Exercise Price
Balance at January 1, 2007	900,639	$14.49
Options granted	109,800	23.68
Options exercised	(114,995)	13.57
Options forfeited or expired	(7,250)	17.85
Balance at March 30, 2007	888,194	$15.72

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

Restricted Stock (RSA) activity is as follows:

		Weighted-
		Average
		Grant Date
Restricted Stock outstanding:	RSA	Fair Value
Nonvested at January 1, 2007	53,695	$16.52
RSA granted	49,675	23.68
Vested	(23,135)	14.41
Forfeited or expired	(981)	22.32
Nonvested at March 30, 2007	79,254	$21.20

Stock Appreciation Rights (SARs) activity is as follows:
		Weighted-
		Average
SARs outstanding:	SARs	Exercise Price
Balance at January 1, 2007	139,060	$10.65
SARs granted	-	-
SARs exercised	(36,880)	11.00
SARs forfeited or expired	-	-
Balance at March 30, 2007	102,180	$10.53

Total cash paid to settle SARs (at intrinsic value) during the first quarter of 2007 and 2006 was $470 and $1,227, respectively.

As of March 30, 2007, future compensation costs related to nonvested stock options and restricted stock grants was $3,086. Management anticipates that this cost will be recognized over a weighted average period of 1.96 years.

13. Contingencies

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

Our MD&A should be read in conjunction with our Form 10-K (as amended) for the year ended December 31, 2006.

I.  OVERVIEW OF BUSINESS

Kaman Corporation is composed of six business segments.  They are Industrial Distribution and Music as well as four reporting segments within the aerospace industry: Aerostructures, Fuzing, Helicopters, and Specialty Bearings (collectively, the “Aerospace Segments”).

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

HELICOPTERS SEGMENT

The Helicopters segment markets its helicopter engineering expertise and performs subcontract work for other manufacturers. It also refurbishes, provides upgrades and supports Kaman SH-2G maritime helicopters operating with foreign militaries as well as K-MAX® “aerial truck” helicopters operating with government and commercial customers in several countries. The SH-2G aircraft is currently in service with the Egyptian Air Force and the New Zealand and Polish navies. Operations are primarily conducted at the Bloomfield, Connecticut facility.

SPECIALTY BEARINGS SEGMENT

The Specialty Bearings segment primarily manufactures proprietary self-lubricating bearings used in aircraft flight controls, turbine engines and landing gear. These bearings are currently used in nearly all military and commercial aircraft in production in North and South America and Europe and are market-leading products for applications requiring a highly sophisticated level of engineering and specialization in the airframe bearing market. The Specialty Bearings segment also manufactures market leading proprietary power transmission couplings for helicopters and other applications in Bloomfield and custom designed and manufactured rolling element and self-lubricating bearings in Germany for aerospace applications. Operations for the Specialty Bearings segment are conducted at the Bloomfield, Connecticut (Kamatics) and Dachsbach, Germany (RWG) facilities.

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

II.  FIRST QUARTER 2007 HIGHLIGHTS

The following is a summary of key events that occurred during the first quarter of 2007:

•	Our net sales increased 7.0 percent in the first quarter of 2007 compared to the first quarter of 2006.
•	Our net earnings increased 70.2 percent in the first quarter of 2007 compared to the first quarter of 2006.
•	Earnings per share diluted increased 70.8 percent to $0.41 per share diluted in the first quarter of 2007 compared to the first quarter of 2006.
•	We recorded an additional $2.5 million charge related to the increase in anticipated costs to complete the SH-2G(A) program for the Royal Australian Navy during the first quarter of 2007.
•	The combined Aerospace Segments experienced a strong quarter with respect to sales and operating income primarily as a result of several key programs.
•	The Industrial Distribution segment had modest sales growth during the first quarter of 2007 despite a softening in certain of the industries served by the segment.
•	Music segment sales were lower than the first quarter of 2006 primarily as a result of lower spending within our current primary consumer base.

Subsequent Events
The company held its 62nd Annual Meeting on April 17, 2007 where shareholders re-elected two current Directors for a three-year term and ratified the appointment of KPMG LLP as the company's independent registered public accounting firm. Please refer to Item II, Part 4 on Form 10-Q/A for additional information.

III.  RESULTS OF OPERATIONS

CONSOLIDATED RESULTS –

The following table presents selected financial data of the company for the first quarter of 2007 compared to the first quarter of 2006:
Selected Consolidated Financial Information

	For the Three Months Ended

In millions, except per share data	March 30, 2007	March 31, 2006

Net sales	$317.3	$296.6
% change	7.0%	12.7%

Gross profit	$89.1	$81.3
% of net sales	28.1%	27.4%

Selling, general & administrative expenses (SG&A)	$72.1	$70.1
% of net sales	22.7%	23.6%

Operating income	$17.5	$11.7
% of net sales	5.5%	3.9%

Interest expense, net	(1.5)	(1.3)
Other expense, net	-	(.3)

Net earnings	$10.1	$5.9

Net earnings per share – basic	$.42	$.25
Net earnings per share – diluted	.41	.24
Note – all percentages in the MD&A are calculated based upon financial information in thousands.

RESULTS OF OPERATIONS - CONSOLIDATED

NET SALES
Total consolidated sales increased $20.7 million in the first quarter of 2007 compared to the first quarter of 2006. The increase was mainly attributable to several key programs in the combined Aerospace Segments reflecting the improved economic environment in the aerospace industry. Additionally, the Industrial Distribution segment experienced modest sales growth as a result of stability in certain markets served by the segment. Sales for the Music segment decreased primarily due to lower purchases by our customer base during the first quarter of 2007 following a weaker than anticipated holiday selling season.

GROSS PROFIT
Total gross profit increased $7.8 million, or 9.6 percent, for the first quarter of 2007 compared to the first quarter of 2006. The increase in gross profit is primarily due to sales growth within our combined Aerospace Segments for the first quarter of 2007 compared to the first quarter of 2006. Additionally, gross profit as a percentage of sales (gross margin) has improved by 0.7 percentage points as a result of higher sales volume, increased efficiencies and a growing business base at most of the four reporting segments that comprise the Aerospace business.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES
  Total selling, general and administrative (SG&A) expenses as a percent of net sales decreased 0.9 percentage points in the first quarter of 2007 compared to 2006. This reduction in total SG&A expense as a percent of net sales was primarily due to an increase in sales volume as well as lower corporate expenses. Total SG&A expense increased $2.0 million or 2.9 percent in the first quarter of 2007 as compared to the first quarter of 2006. SG&A expense in our reporting segments increased $3.1 million offset by a $1.1 million decrease in corporate expense. The combined Aerospace Segments’ SG&A increased 9.6 percent, or $1.1 million, primarily due to increased expenses as a result of higher sales volume and higher personnel costs due to an increase in headcount at all four of the segments that participate in the aerospace industry. Industrial Distribution segment SG&A expense increased 6.9 percent, or $2.4 million, primarily due to higher operating expenses related to higher sales volume and higher personnel costs partially attributable to an increase in headcount and normal wage increases. Music segment SG&A expense decreased 2.8 percent or $0.4 million. This decrease was a result of the variety of initiatives implemented in 2006 to reduce redundant costs, specifically at Musicorp. These efforts improved profitability and should be more fully realized throughout 2007 and thereafter. The decrease in corporate expense was primarily driven by a reduction in employee compensation costs of $2.3 million, which includes stock appreciation rights, incentive compensation and pension expense. This decrease was offset to some extent by an increase in group insurance claims of $1.4 million during the first quarter of 2007.

OPERATING INCOME
Operating income increased $5.9 million, or 50.3 percent, for the first quarter of 2007 compared to the first quarter of 2006. The improvement in operating income was primarily attributable to stronger operating results as a result of several key programs, specifically in the Aerostructures and Specialty Bearings segments, driven by the currently strong aerospace industry. The Music segment also experienced an increase in operating income primarily as a result of lower SG&A costs for the first quarter of 2007 as discussed above. The Industrial Distribution segment's operating income decreased for the first quarter of 2007 compared to the first quarter of 2006. In the first quarter of 2006, the segment had recorded a one time adjustment for $1.6 million that increased earnings to properly capitalize in-bound freight charges to inventory; there was no such adjustment during the first quarter of 2007. The decrease in corporate SG&A expense discussed above also contributed to the improvement in operating income for the first quarter of 2007.

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

NET SALES
Net sales for the combined Aerospace Segments represented 29.4 percent and 24.8 percent of the total consolidated sales for the first quarter of 2007 and 2006, respectively. In the paragraphs that follow you will find further information with respect to sales growth and significant programs for the four reporting segments in the aerospace industry.

OPERATING INCOME
Operating income for the first quarter of 2007 increased $6.6 million as compared to the first quarter of 2006. In both periods presented, the Helicopters segment recorded a $2.5 million charge related to the Australian SH-2G(A) program. The increase in operating income for 2007 was primarily due to an increase in sales volume in the Aerostructures segment, largely due to the Sikorsky cockpit program, and in the Specialty Bearings segment as a result of favorable product mix.

2007 AEROSPACE TRENDS

THE MARKET
Both the commercial and military aerospace markets were strong during 2006 and it is anticipated that this positive trend will continue through 2007. Several major prime contractors are anticipating a large amount of shipments of commercial and military aircraft over the next few years.

OUR STRATEGY
Before 2005, our Kaman Aerospace Corporation (KAC) subsidiary operations were designed to support our prime helicopter operations. We were not able to compete effectively in our target markets in part due to higher operating expenses as a result of a lower than sufficient business base. In 2005, the subsidiary was realigned to create separate divisions that allowed for greater transparency and accountability through a more focused management structure. This realignment along with upgrades to our facilities, lean initiatives and strategic positioning as a subcontractor to the prime aerospace contractors has allowed us to build our business base and develop our reputation as a lower cost, high quality domestic partner. We have been able to successfully build upon several key programs, which are discussed in the following paragraphs. The combined Aerospace Segments continue to work on attracting and retaining qualified personnel in order to be able to effectively carry out the new work that we have been awarded.

AEROSTRUCTURES SEGMENT

In millions	For the three months ended
	March 30, 2007	March 31, 2006
Net sales	$25.2	$16.9
% change	48.8%	30.8%

Operating income	$4.5	$2.4
% of net sales	18.1%	14.0%
% change	92.3%	521.3%

Net sales for first quarter of 2007 for the Aerostructures segment increased $8.3 million as compared to the first quarter of 2006. The growth in net sales was primarily due to higher production levels and increased shipments to Sikorsky for the BLACK HAWK helicopter program. During the first quarter of 2007, the segment delivered 20 cockpits as compared to the 12 delivered in the first quarter of 2006. Additionally, the segment increased its shipments to Boeing for the 777 program during 2007 as compared to the same period in 2006.

AEROSTRUCTURES – MAJOR PROGRAMS
The Sikorksy helicopter program, the Boeing C-17 wing structure assembly program and the Boeing 777 program comprise the Aerostructures segment’s major programs. During the first quarter of 2007, the segment continued to make significant progress on its multi-year contract with Sikorsky. This program includes installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines, and the composite structure that holds the windscreen for several models of cockpit for the BLACK HAWK helicopter. The original program includes fabrication of approximately 350 units and has a total value of approximately $100.0 million or more depending upon which models are ultimately ordered. Through 2006, orders for 110 cockpits were placed by Sikorsky, which management estimates will be fully delivered by mid-2007. In February 2007, the segment received a follow on order for an additional 176 cockpits consisting of various models. Management anticipates that deliveries on this most recent order will continue through 2008. A total of 92 cockpits have been delivered under this contract from inception through March 30, 2007. This program could lead to follow on work for the manufacturing of additional cockpits beyond the originally estimated 350 units as well as other work for this customer.

During the first quarter of 2007, work continued on the production of structural wing subassemblies for the Boeing C-17. The program was originally scheduled to conclude in mid-2007 with the completion of the 180th aircraft. Subsequently, Boeing informed the company that the program will continue for a minimum of 22 additional shipsets, extending deliveries through the end of 2008. This long-term program has been an important element in helping to maintain a sufficient business base at the Jacksonville facility.

The segment continued to work toward improving operational efficiencies through process improvement and lean initiatives at both our Jacksonville facility and our Plastic Fabricating Company (PlasticFab) facility in Wichita. PlasticFab worked at ramping up the programs that it was awarded during 2006. These include a $15.0 million multi-year contract for production of the composite flight deck floor for the Boeing 787 Dreamliner by Spirit AeroSystems, a $20.5 million multi-year contract for the manufacture of metal and composite bonded panels for the same aircraft by Shenyang Aircraft Corporation and a $6.7 million contract from Sikorsky to manufacture and assemble composite tail rotor pylons for its Canadian MH-92 helicopters. Management expects that this ramp up process will continue throughout 2007 and into 2008. We continue to work with our customers to ensure that these new contracts are brought on line effectively in order to meet scheduling requirements and customer expectations.

FUZING SEGMENT

In millions	For the three months ended
	March 30, 2007	March 31, 2006
Net sales	$18.5	$19.0
% change	(2.8)%	30.4%

Operating income	$2.5	$2.9
% of net sales	13.7%	15.5%
% change	(14.0)%	571.6%

Net sales for first quarter of 2007 for the Fuzing segment decreased $0.5 million as compared to the first quarter of 2006. The slight decrease in sales was primarily due to lower sales volume at the Dayron, Orlando facility.

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

The segment continued to work on a variety of issues related to the JPF manufacturing process that have in the past resulted in periodic interruptions of program production. Management believes that we have made significant progress on many of these matters and most of them are now behind us. Our progress includes diagnosing and correcting technical issues, strengthening the reliability of our supply chain, and improving material flow on the JPF program in order to meet production requirements.

The segment also continued to work on production improvements and enhancements of the fuze system. The facilitization program that is currently underway is an important element of our strategy to improve our quality and efficiency on the JPF program. This facilitization program provides us an opportunity to review production workflow to create greater efficiencies. Management expects that the facilitization program will be completed in early 2008 and believes that these initiatives will be more fully realized in 2008 and beyond. Additionally, as the JPF product has continued to develop in the market, the segment is focused on further marketing the JPF to foreign allied militaries. Foreign sales are important to the ultimate success of the program. Overall, we believe that profitability will improve as progress is made relative to operating efficiencies, as deliveries to the U.S. military increase and as further orders are received from foreign militaries.

HELICOPTERS SEGMENT

In millions	For the three months ended
	March 30, 2007	March 31, 2006
Net sales	$17.4	$11.5
% change	51.8%	(24.3)%

Operating income	$(1.0)	$(2.1)
% of net sales	(5.9)%	(17.9)%
% change	50.3%	(424.7)%

Net sales for the first quarter of 2007 for the Helicopters segment increased $5.9 million as compared to the first quarter of 2006. The higher sales during the first quarter of 2007 are a result of a depot level maintenance and upgrade program for the Egyptian SH-2G(E) aircraft and the Sikorsky BLACK HAWK helicopter program involving fuselage joining and installation tasks and the production of certain mechanical subassemblies.

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

In the first quarter of 2007 the segment continued the process of Formal Qualification Testing (FQT) of the Integrated Tactical Avionics System (ITAS) software, and management currently anticipates that FQT will be successfully completed in mid-2007. At that point, the company believes that the aircraft will satisfy the requirements of the production contract.  The Commonwealth has recently initiated preliminary discussions with the company that suggest the Commonwealth may choose to refocus itself at this time on the tasks that must be accomplished by both parties following successful completion of ITAS FQT (which would include the Commonwealth seeking to obtain a Special Flying Permit for operational testing of the aircraft) rather than to pursue the company's performance of the previously reported additional work scope (that would assist the Commonwealth in meeting current Australia aircraft certification requirements).  As of the date of this report, it is unclear to the company which direction the Commonwealth will seek to pursue.

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

The new subcontract work that the segment is performing has become an important element in developing the business base at the Bloomfield, CT facility. The exposure to new customers is creating the potential for additional business opportunities for the segment which would further enhance the Helicopters Segment's reputation as an attractive subcontractor to the prime aerospace manufacturers.

The segment continued its work under a program for depot level maintenance and upgrades for nine SH-2G(E) helicopters delivered to the Egyptian government during the 1990s. The total work scope is planned to include depot level maintenance and upgrades for all nine aircraft. Through March 30, 2007, the segment is on contract for approximately $21.1 million of work related to maintenance and upgrades. Work for depot level maintenance on three of the aircraft was completed through 2006 and the work on the fourth aircraft commenced in August and it is anticipated that it will be completed in the second quarter of 2007. The segment is working with the U.S. Navy and Egyptian Air Force to continue to structure the scope and timing for the funding regarding the multi-year program for the nine aircraft.

In mid 2006, the Helicopters segment received a $3.1 million contract modification from the Army Material Research Development and Engineering Command for follow-on work associated with development of the BURRO Unmanned Resupply Helicopter, utilizing the K-MAX. The funding covers work to enhance features of the flight and mission management system and to support BURRO participation in Army demonstrations. Separately, BURRO was selected to participate in an Army-sponsored demonstration at Ft. Benning, Georgia in late 2006 where promising new technologies were being evaluated for rapid introduction into the Army. The results of the Army’s evaluation are expected in mid 2007. Additionally, in the first quarter of 2007, the segment signed an agreement with Lockheed Martin Systems Integration which will provide an opportunity for the parties to work together to develop potential government programs (foreign and domestic), involving the K-MAX helicopter and the BURRO aircraft.

The segment also continues to support K-MAX helicopters that are operating with customers. At the end of the first quarter of 2007, the segment maintained $19.4 million of K-MAX spare parts inventory.

SPECIALTY BEARINGS SEGMENT

In millions	For the three months ended
	March 30, 2007	March 31, 2006
Net sales	$32.0	$26.2
% change	22.2%	14.0%

Operating income	$10.6	$6.8
% of net sales	33.0%	25.8%
% change	56.4%	(6.7)%

The Specialty Bearings segment experienced record sales for the first quarter of 2007. Net sales for the first quarter of 2007 increased $5.8 million as compared to the first quarter of 2006. The increase in net sales was a result of higher shipments to our customers in the commercial jet liner market, the commercial aftermarket, regional jet market and the commercial engine market.

SPECIALTY BEARINGS - MAJOR PROGRAMS
Several key customers contributed to the increase in the Specialty Bearings segment's sales across several product lines. The bearing products line has experienced significant growth in the first quarter of 2007 as a result of new orders from customers, in particular Boeing. Although we are focused on maintaining our current customer base, the company also continues to seek additional sales opportunities and is working toward further market penetration in both domestic and foreign markets. Additionally, the company has sustained its focus on process improvement and development of operating efficiencies. These endeavors have allowed the company to manage its high level of order activity and backlog as well as maintain delivery schedules. Kamatics also continued work on its expansion of an additional 10,000 square feet in Bloomfield, CT, which is under construction and scheduled for occupancy in the second quarter of 2007.

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

The company also has a warranty reserve for $0.7 million related to certain products produced at the Wichita facility of the Aerostructures segment as previously reported. There has been no further activity with respect to this matter during the first quarter of 2007.

AEROSPACE SEGMENTS – OTHER MATTERS
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

IV.           CRITICAL ACCOUNTING ESTIMATES

Preparation of the company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements in the company’s Form 10-K (as amended) for the year ended December 31, 2006, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the company's critical accounting policies and significant estimates in the first quarter of 2007, except for the adoption of FIN 48 relative to the methodology for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For additional information regarding our adoption of FIN 48, see Note 1 of Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

V.                      LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes first quarter cash flow activity:

In millions	March 30, 2007	March 31, 2006	$ Change	% Change
Total cash provided by (used in)
Operating activities	$(7.6)	$(35.3)	$27.7	78.4%
Investing activities	(4.8)	(1.9)	(2.9)	148.9%
Financing activities	9.5	37.8	(28.3)	(74.8)%
Increase (decrease) in cash	$(2.9)	$0.6	$(3.5)	(570.7)%

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

•
The cash outflow related to the payments of expenses associated with loss contracts, including the subcontract labor for the SH-2G(A) program, has decreased during the first quarter of 2007 as compared to the first quarter of 2006.

INVESTING ACTIVITIES
Net cash used in investing activities increased $2.9 million for the first quarter of 2007 compared to the same period of 2006. The primary contributor to this increase was additional cash outflow related to capital expenditures of $1.2 million. Most of these capital expenditures related to the Specialty Bearings and Aerostructures segments as each these segment increased its expenditures related to machinery and facilities for the additional work that it has been awarded. Additionally, the Industrial Distribution segment purchased the final 9.2 percent minority interest in Delamac de Mexico S.A. de C.V. in the first quarter of 2007 for $0.5 million.

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

VI.  CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

CONTRACTUAL OBLIGATIONS
There has been no material change outside the ordinary course of business in the company's contractual obligations during the first quarter of 2007. Please see the company's Form 10-K (as amended) for the year ended December 31, 2006 for a discussion of its contractual obligations.

OFF-BALANCE SHEET ARRANGEMENTS
There has been no material change in the company's off-balance sheet arrangements as of the first quarter of 2007. Please see the company's Form 10-K (as amended) for the year ended December 31, 2006 for a discussion of such arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the company’s exposure to market risk during the quarter ended March 30, 2007. Please see the company’s on Form 10-K (as amended) for the year ended December 31, 2006 for discussion of the company’s exposure to market risk.

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

Kaman Corporation and Subsidiaries
Part II – Other Information

Item 1A. Risk Factors

Information regarding risk factors appears in Part I – Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2006 (SEC Accession No. 0000054381-07-000022). There have been no material changes in our risk factors from those disclosed in our Annual Report for 2006.  The company has amended its Form 10-K for the fiscal year ended December 31, 2006. There were no material changes to Item 1A in our amended Form 10-K.

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

KAMAN CORPORATION
Registrant

Date: August 2, 2007	By: /s/ Paul R. Kuhn
Paul R. Kuhn
Chairman, President and
Chief Executive Officer
(Duly Authorized Officer)

Date: August 2, 2007	By: /s/ Robert M. Garneau
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