Form 10-Q
period 2007-06-29
KAMAN CORP
filed 2007-08-02
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Quarterly Period Ended June 29, 2007

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]                                           No   [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 2, 2007:

Common Stock	24,519,521

Part I – Financial Information
Item 1.  Financial Statements:

Condensed Consolidated Balance Sheets
(In thousands) (Unaudited)
	June 29, 2007		December 31, 2006
Assets:
Current assets:
Cash and cash equivalents		$12,902		$12,720
Accounts receivable, net		216,684		189,328
Inventories		241,563		231,350
Income taxes receivable		2,056		-
Deferred income taxes		28,722		25,425
Other current assets		18,691		19,097
Total current assets		520,618		477,920

Property, plant & equip., at cost	174,365		168,875
Less accumulated depreciation
and amortization	119,062		114,710
Net property, plant & equipment		55,303		54,165
Goodwill		58,095		56,833
Other intangible assets, net		19,108		19,264
Deferred income taxes		15,417		14,000
Other assets, net		9,964		8,231

Total assets		$678,505		$630,413

Liabilities and Shareholders' Equity:

Current liabilities:
Notes payable		$442		$-
Current portion of long-term debt		523		1,551
Accounts payable - trade		98,253		95,059
Accrued salaries and wages		22,634		26,129
Accrued pension costs		8,725		2,965
Accrued contract losses		11,477		11,542
Advances on contracts		9,964		10,215
Other accruals and payables		39,619		42,661
Income taxes payable		-		8,215
Total current liabilities		191,637		198,337

Long-term debt, excl. current portion		107,135		72,872
Other long-term liabilities		61,199		62,643
Commitments and contingencies
Shareholders' equity		318,534		296,561

Total liabilities and shareholders’ equity		$678,505		$630,413
See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations
(In thousands except per share amounts)
(Unaudited)
	For the Three Months Ended		For the Six Months Ended

	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006

Net sales	$319,953	$292,967	$637,271	$589,604

Costs and expenses:
Cost of sales	231,774	212,462	459,963	427,754
Selling, general and
administrative expense	71,472	67,008	143,571	137,082
Net gain on sale of assets	(56)	(43)	(14)	(56)
Other operating income	(724)	(452)	(1,256)	(823)
Interest expense, net	1,625	1,630	3,143	2,888
Other expense, net	260	303	218	563
	304,351	280,908	605,625	567,408

Earnings before income taxes	15,602	12,059	31,646	22,196
Income tax expense	(5,543)	(4,573)	(11,512)	(8,790)

Net earnings	10,059	7,486	20,134	13,406

Net earnings per share:
Basic	0.41	0.31	0.83	0.56
Diluted	0.40	0.31	0.81	0.55

Average shares outstanding:
Basic	24,285	24,031	24,213	23,984
Diluted	25,210	24,880	25,157	24,883

Dividends declared per share	$0.125	$0.125	$0.25	$0.25

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
(In thousands except share and per share amounts) (Unaudited)

	For the Six Months Ended
	June 29, 2007	June 30, 2006
Cash flows from operating activities:
Net earnings	$20,134	$13,406
Depreciation and amortization	5,718	5,165
Change in allowance for doubtful accounts	(688)	(219)
Net (gain) loss on sale of assets	(14)	(56)
Stock compensation expense	2,157	1,627
Deferred income taxes	(4,986)	2,423
Changes in assets and liabilities, excluding effects of
acquisitions/divestitures:
Accounts receivable	(26,025)	(23,623)
Inventories	(9,198)	(1,260)
Income taxes receivable	(2,056)	-
Other current assets	768	(448)
Accounts payable	8,612	(13,093)
Accrued contract losses	(65)	(6,217)
Advances on contracts	(251)	(3,857)
Accrued expenses and payables	(7,943)	(9,836)
Income taxes payable	(7,711)	(3,230)
Pension liabilities	2,432	4,913
Other long-term liabilities	3,565	187
Cash provided by (used in) operating activities	(15,551)	(34,118)

Cash flows from investing activities:
Proceeds from sale of assets	194	461
Expenditures for property, plant & equipment	(6,799)	(5,046)
Acquisition of businesses including earn out adjustment	(1,793)	(362)
Other, net	(2,228)	(1,742)
Cash provided by (used in) investing activities	(10,626)	(6,689)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit agreements	36,143	38,410
Debt repayment	(1,543)	(1,827)
Net change in book overdraft	(5,834)	7,820
Proceeds from exercise of employee stock plans	2,829	2,010
Dividends paid	(6,056)	(5,985)
Debt issuance costs	(150)	-
Windfall tax benefit	464	200
Other	96	151
Cash provided by (used in) financing activities	25,949	40,779

Net increase (decrease) in cash and cash equivalents	(228)	(28)

Effect of exchange rate changes on cash and cash equivalents	410	353

Cash and cash equivalents at beginning of period	12,720	12,998

Cash and cash equivalents at end of period	$12,902	$13,323

Supplemental Disclosure: Non-cash financing activity for the first half of 2007 and 2006 includes the conversion of 975 and 276 debentures with a total value of $975 and $276 into 41,731 and 11,801 shares of common stock, respectively, issued from treasury.

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts) (Unaudited)

1.  Basis of Presentation

The December 31, 2006 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of Kaman Corporation and subsidiaries. In the opinion of management, the balance of the condensed financial information reflects all adjustments which are necessary for a fair presentation of the company’s financial position, results of operations and cash flows for the interim periods presented and are of a normal recurring nature, unless otherwise disclosed in this report. Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to current year presentation. The statements should be read in conjunction with the consolidated financial statements and notes included in the company’s Form 10-K (as amended) for the year ended December 31, 2006. The results of operations for the interim period presented are not necessarily indicative of trends or of results to be expected for the entire year.

The company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The second quarter for 2007 and 2006 ended on June 29, 2007 and June 30, 2006, respectively.

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

On January 1, 2007, the company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.”  The cumulative effect of the adoption of FIN 48 was a decrease of $415 in the liability for unrecognized tax benefits and a corresponding increase to retained earnings.  The total liability for unrecognized tax benefits upon adoption was $5,118, including interest and penalties of $1,152.  Included in unrecognized tax benefits upon adoption were items approximating $1,500 that, if recognized, would favorably affect the company’s effective tax rate in future periods.

During the second quarter of 2007, the liability for unrecognized tax benefits was reduced by $373 to reflect payments in settlements with tax authorities, with no impact to the company’s effective tax rate.  The company does not anticipate that total unrecognized tax benefits will change significantly within the next twelve months.  The company files tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including 2003.  It is the company’s policy to record interest and penalties on unrecognized tax benefits as income taxes.

Cash Flow Items
Cash payments for interest were $3,141 and $2,886 for the six months ended June 29, 2007 and June 30, 2006, respectively. Cash payments for income taxes, net of refunds, for the comparable periods were $19,949 and $9,260, respectively.

Comprehensive Income
Comprehensive income was $22,670 and $13,913 for the six months ended June 29, 2007 and June 30, 2006, 2006, respectively. The changes to net earnings used to determine comprehensive income are comprised of foreign currency translation adjustments and net changes in pension and post-retirement benefit plan unrecognized gains and losses as a result of the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as of December 31, 2006.

Sale of Product Line Assets
The company has entered into an agreement with DSE, Inc., former owner of the Dayron operation, under which DSE will purchase the 40mm production line assets, including  principally equipment and inventory.  The sale price is approximately $4,500 plus the value of inventory and the transaction, which is subject to customary closing conditions, is expected to occur on or before December 31, 2007.

2. Accounts Receivable, net

Accounts receivable consist of the following:
	June 29, 2007	December 31, 2006

Trade receivables	$105,564	$97,752

U.S. Government contracts:
Billed	38,010	26,938
Costs and accrued profit – not billed	6,814	4,544

Commercial and other government contracts:
Billed	26,650	21,479
Costs and accrued profit – not billed	42,323	41,968

Less allowance for doubtful accounts	(2,677)	(3,353)

Total	$216,684	$189,328

Included in commercial and other government contracts – not billed as of December 31, 2006 was $41,295 related to the production contract for the Australian SH-2G(A) program for the Helicopters segment. Of this balance, $41,016 remained unbilled as of June 29, 2007. A total of $279 was billed during the first half of 2007 all of which has been collected to date. Based upon the terms of the existing contract, the company estimates that approximately $1,000 of the currently unbilled amount will be billed after June 29, 2008.  If the company performs additional work scope for the customer pursuant to currently proposed terms of a potential contract modification, certain milestone billings permitted under the existing contract will be deferred and approximately $18,000 of the currently unbilled amount will be billed after June 29, 2008.

3. Inventories

Inventories consist of the following:

	June 29, 2007	December 31, 2006

Merchandise for resale	$133,909	$130,694

Contracts and other work in process	94,836	87,137

Finished goods
(including certain general stock materials)	12,818	13,519

Total	$241,563	$231,350

4. Shareholders’ Equity

Changes in shareholders’ equity for the six months ended June 29, 2007 were as follows:

Balance, January 1, 2007	$296,561

Net earnings	20,134
Change in pension & post-retirement benefit plans, net	1,311
Foreign currency translation adjustment	1,225
Comprehensive income	22,670

Dividends declared	(6,091)
Employee stock plans and related tax benefit	4,004
Adoption of FIN 48 - adjustment to retained earnings	415
Debentures	975

Balance, June 29, 2007	$318,534

Shareholders’ equity consists of the following:

	June 29, 2007	December 31, 2006

Common stock	$24,565	$24,565
Additional paid in capital	62,084	60,631
Retained earnings	233,595	219,137
Other shareholders' equity	(1,710)	(7,772)

Total	$318,534	$296,561

5. Earnings Per Share

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share:

(In thousands except per share amounts)	For the Three Months Ended		For the Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Basic:

Net earnings	$10,059	$7,486	$20,134	$13,406
Weighted average number of
shares outstanding	24,285	24,031	24,213	23,984

Net earnings per share - basic	$0.41	$0.31	$0.83	$0.56

Diluted:

Net earnings	$10,059	$7,486	$20,134	$13,406
Elimination of interest expense
on 6% subordinated convertible
debentures (net after taxes)	139	153	291	310
Net earnings (as adjusted)	$10,198	$7,639	$20,425	$13,716

Weighted average number of
shares outstanding	24,285	24,031	24,213	23,984
Weighted averages shares issuable
on conversion of 6% subordinated
convertible debentures	627	706	657	736
Weighted average shares issuable
on exercise of dilutive stock options	298	143	287	163
Total	25,210	24,880	25,157	24,883

Net earnings per share - diluted	$0.40	$0.31	$0.81	$0.55

There were no anti-dilutive shares options, based on average stock price, excluded from earnings per share diluted for any of the periods presented.

6. Exit Activity

The following table displays the activity and balances of various exit activities as of and for the six months ended June 29, 2007:

Balance at January 1, 2007	$3,467
Additions to accrual	-
Cash payments	(712)
Release to income	-

Balance at June 29, 2007	$2,755

In connection with the acquisition of Musicorp in August 2005, the company accrued $3,500 for certain exit costs. These costs relate primarily to lease consolidation and employee severance payments for reductions primarily in administrative and warehousing personnel. For the first half of 2007, the segment paid $578 in exit costs.  The total Musicorp accrual as of June 29, 2007, was $191.

The accrual related to the Moosup, CT plant closure as of June 29, 2007 was $2,564, which consists primarily of the estimated cost of ongoing voluntary environmental investigating and remediation activities. During the six months ended June 29, 2007, the company paid $134 against this accrual for costs associated with environmental remediation activities for the facility. Ongoing maintenance costs of $205 for the six months ended June 29, 2007 related to this idle facility are included in selling, general and administrative expenses.

These exit activity accruals are included in other accruals and payables on the condensed consolidated balance sheets for the periods presented.

7. Product Warranty Costs

The following table presents the activity and balances of accrued product warranty costs included in other accruals and payables on the condensed consolidated balance sheets as of June 29, 2007:

Balance at January 1, 2007	$2,028
Product warranty accrual	28
Warranty costs incurred	(255)
Release to income	(5)

Balance at June 29, 2007	$1,796

The company continues to work to resolve two warranty-related matters that primarily impact our FMU-143 program at the Dayron facility, which is part of our Fuzing segment, that have been previously reported. The net reserve as of the end of the second quarter of 2007 related to these two matters was $873.

As previously disclosed, in March 2005 the U.S. Attorney's Office for the Middle District of Florida and the Defense Criminal Investigative Service (DCIS) initiated an investigation into the second warranty matter. Dayron has cooperated fully with the authorities, working to resolve the matter in a mutually satisfactory manner. As of the date of this report, the company has not received any notification from the authorities regarding final disposition of the investigation.

The company also has a warranty reserve for $677 for a matter related to our Aerostructures segment’s facility in Wichita, Kansas as previously reported. There has been no activity with respect to this matter during the six-month period ended June 29, 2007.

8. Accrued Contract Losses

The following is a summary of activity and balances of accrued contract losses as of and for the six months ended June 29, 2007:

Balance at January 1, 2007	$11,542
Additions to loss accrual	6,155
Costs incurred	(6,092)
Release to income	(128)
Balance at June 29, 2007	$11,477

During the second quarter of 2007, the company recorded an additional $2,383 pretax charge for the SH-2G(A) Helicopter Program for Australia based upon additional work that is necessary to complete the production portion of the program. This contract has been in a loss position since 2002. The remaining accrued contract loss for the Australia program as of June 29, 2007 was $10,563. This contract loss accrual continues to be monitored and adjusted as necessary to reflect the anticipated cost of the complex integration process and the results of the software testing.

9. Pension Cost

Components of net pension cost for the qualified pension plan and Supplemental Employees’ Retirement Plan (SERP) are as follows:

	Qualified Pension Plan
	For the Three Months Ended		For the Six Months Ended

	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006

Service cost for benefits earned	$3,330	$3,142	$6,659	$6,284
Interest cost on projected
benefit obligation	6,930	6,603	13,861	13,206
Expected return on plan assets	(8,074)	(7,362)	(16,148)	(14,724)
Net amortization and deferral	226	752	451	1,504

Net pension cost	$2,412	$3,135	$4,823	$6,270

	SERP
	For the Three Months Ended		For the Six Months Ended

	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006

Service cost for benefits earned	$116	$528	$232	$1,056
Interest cost on projected
benefit obligation	505	432	1,010	864
Expected return on plan assets	-	-	-	-
Net amortization and deferral	882	389	1,765	778

Net pension cost	$1,503	$1,349	$3,007	$2,698

For the 2007 plan year, the company expects to contribute $10,000 to the qualified pension plan and $2,438 to the SERP. Through the first six months of 2007, the company has paid $2,500 and $446 with respect to the qualified pension plan and SERP, respectively, for the 2007 plan year.

10. Business Segments

Summarized financial information by business segment is as follows:

	For the Three Months Ended		For the Six Months Ended

	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Net sales:

Aerostructures	$23,322	$17,052	$48,501	$33,972
Fuzing	23,962	14,634	42,462	33,676
Helicopters	19,025	15,212	36,483	26,715
Specialty Bearings	31,471	27,500	63,450	53,671
Subtotal Aerospace Segments	97,780	74,398	190,896	148,034
Industrial Distribution	174,602	170,476	348,016	341,053
Music	47,571	48,093	98,359	100,517
	$319,953	$292,967	$637,271	$589,604

Operating income:
Aerostructures	$3,680	$1,997	$8,231	$4,364
Fuzing	4,015	1,484	6,545	4,427
Helicopters	(244)	(1,164)	(1,269)	(3,226)
Specialty Bearings	10,204	8,346	20,763	15,099
Subtotal Aerospace Segments	17,655	10,663	34,270	20,664
Industrial Distribution	8,304	9,266	16,998	20,073
Music	1,628	1,625	3,224	2,903
Net gain (loss) on sale of assets	56	43	14	56
Corporate expense	(10,156)	(7,605)	(19,499)	(18,049)

Operating income	17,487	13,992	35,007	25,647

Interest expense, net	(1,625)	(1,630)	(3,143)	(2,888)

Other income (expense), net	(260)	(303)	(218)	(563)

Earnings before income taxes	$15,602	$12,059	$31,646	$22,196

11. Share-Based Arrangements

The following table summarizes share-based compensation expense recorded during each period presented:

	Three Months Ended		Six Months Ended

	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Stock options	$217	$231	$434	$463
Restricted stock awards	530	464	630	563
Stock appreciation rights	815	(762)	985	495
Employee stock purchase plan	56	55	108	106

Total share-based compensation expense	$1,618	$(12)	$2,157	$1,627

Stock option activity was as follows:

		Weighted-
		Average
Stock options outstanding:	Options	Exercise Price
Balance at January 1, 2007	900,639	$14.49
Options granted	109,800	23.68
Options exercised	(168,226)	13.96
Options forfeited or expired	(7,250)	17.85
Balance at June 29, 2007	834,963	$15.77

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted average assumptions used in estimating fair value for the following periods:

	Three and Six Months Ended
	June 29, 2007	June 30, 2006
Expected option term	6.5 years	6.5 years
Expected volatility	36.2%	41.5%
Risk-free interest rate	4.6%	4.5%
Expected dividend yield	2.5%	2.5%
Per share fair value of options granted	$8.04	$7.99

Restricted Stock activity is as follows:

		Weighted-
		Average
		Grant Date
Restricted Stock outstanding:		Fair Value
Nonvested at January 1, 2007	53,695	$16.52
RSA granted	65,675	23.81
Vested	(40,315)	18.17
Forfeited or expired	(981)	22.32
Nonvested at June 29, 2007	78,074	$21.73

Stock Appreciation Rights (SAR) activity is as follows:

		Weighted-
		Average
SARs outstanding:		Exercise Price
Balance at January 1, 2007	139,060	$10.65
SARs granted	-	-
SARs exercised	(65,280)	11.25
SARs forfeited or expired	-	-
Balance at June 29, 2007	73,780	$10.12

Total cash paid to settle SARs (at intrinsic value) during the second quarter of 2007 and 2006 was $572 and $0, respectively. Total cash paid to settle SARs (at intrinsic value) for the first six months of 2007 and 2006 was $1,042 and $1,227, respectively.

12. Contingencies
On July 31, 2006, the company submitted an Offer to Purchase (OTP) to NAVAIR and the General Services Administration to purchase the portion of the Bloomfield campus that Kaman Aerospace Corporation (of which the Helicopters segment forms a part) currently leases from NAVAIR and has operated for several decades for the principal purpose of performing U.S. government contracts.  The OTP is subject to negotiation of terms mutually acceptable to the company and the government that include, in consideration for the transfer of title, the company's assumption of responsibility for environmental remediation at the facility as necessary to meet the requirements of state law that will apply upon the transfer. As of the date of this report, the company is continuing its discussions with the U.S. government regarding negotiation of such terms, and the company anticipates that the process may take several more months.  If agreement is reached, completion of various government approval processes will be required before transfer of title to the property can take place. In concert with this, the company is in discussions with the Connecticut Department of Environmental Protection (CTDEP) in order to define the scope of such remediation as may be required in connection with such transfer.  Pending such negotiations, the company and the government have agreed to extend through December 31, 2007 the company's OTP and its lease of the facility.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide readers of our consolidated financial statements with the perspectives of management in the form of a narrative regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The MD&A is presented in seven sections:

I.	Overview of Business
II.	Second Quarter 2007 Highlights
III.	Results of Operations
IV.	Critical Accounting Estimates
V.	Liquidity and Capital Resources
VI.	Contractual Obligations and Off-Balance Sheet Arrangements
VII.	Recent Accounting Standards

Our MD&A should be read in conjunction with our Form 10-K (as amended) for the year ended December 31, 2006.

I.	OVERVIEW OF BUSINESS

Kaman Corporation is composed of six business segments.  They are Industrial Distribution and Music as well as four reporting segments within the aerospace industry: Aerostructures, Fuzing, Helicopters, and Specialty Bearings (collectively, the “Aerospace Segments”).

AEROSTRUCTURES SEGMENT

The Aerostructures segment produces aircraft subassemblies and other parts for commercial and military airliners and helicopters. Its principal customers are Boeing and Sikorsky Aircraft Corporation. Operations involving the use of metals are conducted principally at the company's Jacksonville, Florida facility, while operations involving composite materials are conducted principally at the Wichita, Kansas  facility.

FUZING SEGMENT

The Fuzing segment manufactures products for military and commercial markets, primarily related to military safe, arm and fuzing devices for several missile and bomb programs; as well as precision non-contact measuring systems for industrial and scientific use; and high reliability memory systems for airborne, shipboard, and ground-based programs. Principal customers include the U.S. military, Boeing, Lockheed Martin and Raytheon. Operations are conducted at the Middletown, Connecticut, Orlando, Florida and Tucson, Arizona  facilities.

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

SPECIALTY BEARINGS SEGMENT

The Specialty Bearings segment primarily manufactures proprietary self-lubricating bearings used in aircraft flight controls, turbine engines and landing gear. These bearings are currently used in nearly all military and commercial aircraft in production in North and South America and Europe and are market-leading products for applications requiring a highly sophisticated level of engineering and specialization in the airframe bearing market. The Specialty Bearings segment also manufactures market leading proprietary power transmission couplings for helicopters and other applications in Bloomfield and custom designed and manufactured rolling element and self-lubricating bearings in Germany for aerospace applications. Operations for the Specialty Bearings segment are conducted at the Bloomfield, Connecticut and Dachsbach, Germany facilities.

INDUSTRIAL DISTRIBUTION SEGMENT

The Industrial Distribution segment is the third largest power transmission/motion control industrial distributor in North America. We provide products including bearings, electrical/mechanical power transmission, fluid power, motion control and materials handling components to a broad spectrum of industrial markets throughout North America. Our locations consist of nearly 200 branches, distribution centers and call centers across the United States and in Canada and Mexico. We offer almost two million items, as well as value-added services, to a base of more than 50,000 customers representing a highly diversified cross-section of North American industry.

MUSIC SEGMENT

The Music segment is the largest independent U.S. distributor of musical instruments and accessories, offering more than 20,000 products for amateurs and professionals. Our premium branded products, many of which are brought to the market on an exclusive basis, and our market-leading business-to-business systems for our customer base of over 10,000 retailers nationwide, contribute to the performance of the business. Our array of fretted instruments includes proprietary products, such as the Ovation® and Hamer® guitars, as well as premier products including Takamine® guitars, which are distributed in the United States under an exclusive distribution agreement. We offer an extended line of percussion products and accessories through Latin Percussion®, the leading supplier of hand percussion instruments. Additionally, our exclusive distribution agreements with Gretsch® drums and Sabian® cymbals, along with our own CB®, Toca® and Gibraltar® lines, have further enhanced our array of products offered.

While the vast majority of the Music segment sales are to North American customers, we continue to build our presence in key international markets including Europe, Asia, South America and Australia. Operations are headquartered in Bloomfield, Connecticut and conducted from manufacturing plants in New Hartford, Connecticut, Scottsdale, Arizona and Ridgeland, South Carolina and strategically placed warehouse facilities that primarily cover the North American market.

II.  SECOND QUARTER 2007 HIGHLIGHTS

The following is a summary of key events that occurred during the second quarter of 2007:

•	Our net sales increased 9.2 percent in the second quarter of 2007 compared to the second quarter of 2006.
•	Our net earnings increased 34.4 percent in the second quarter of 2007 compared to the second quarter of 2006.
•	Earnings per share diluted increased 29.0 percent to $0.40 per share diluted in the second quarter of 2007 compared to the second quarter of 2006.
•	The combined Aerospace Segments experienced a strong quarter with respect to sales and operating income primarily as a result of several key programs.
•	We recorded an additional $2.4 million charge related to the increase in anticipated costs to complete the SH-2G(A) program for the Royal Australian Navy during the second quarter of 2007.
•	The Industrial Distribution segment had modest sales growth during the second quarter of 2007 despite a softening in certain of the industries served by the segment.
•	Music segment sales were relatively flat as compared to the second quarter of 2006.

III.  RESULTS OF OPERATIONS

CONSOLIDATED RESULTS –

The following table presents selected financial data of the company:

Selected Consolidated Financial Information

	For the three months ended		For the six months ended
In millions, except per share data	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006

Net sales	$320.0	$293.0	$637.3	$589.6
% change	9.2%	8.0%	8.1%	10.3%

Gross profit	$88.2	$80.5	$177.3	$161.9
% of net sales	27.6%	27.5%	27.8%	27.5%

Selling, general & administrative expenses (SG&A)	$71.5	$67.0	$143.6	$137.1
% of net sales	22.3%	22.9%	22.5%	23.2%

Operating income	$17.5	$14.0	$35.0	$25.7
% of net sales	5.5%	4.8%	5.5%	4.3%

Interest expense, net	$(1.6)	$(1.6)	$(3.2)	$(2.9)
Other expense, net	(.3)	(.3)	(.2)	(.6)

Net earnings	$10.1	$7.5	$20.1	$13.4

Net earnings per share – basic	$.41	$.31	$.83	$.56
Net earnings per share – diluted	.40	.31	.81	.55

Note – all percentages in the MD&A are calculated based upon financial information in thousands.

RESULTS OF OPERATIONS - CONSOLIDATED

NET SALES
Total consolidated sales increased $27.0 million in the second quarter of 2007 compared to the second quarter of 2006. Net sales increased $47.7 million for the first half of 2007 compared to the same period in 2006. The increase was primarily attributable to several key programs at the Aerostructures and Fuzing segments. The Industrial Distribution segment experienced modest sales growth whereas sales for the Music segment were relatively flat primarily due to lower purchases by our customer base during the second quarter and first half of 2007.

GROSS PROFIT
Total gross profit increased $7.7 million, or 9.5 percent, for the second quarter of 2007 compared to the second quarter of 2006. Total gross profit increased $15.5 million, or 9.6 percent, for the first half of 2007 compared to the first half of 2006. The increase in gross profit was primarily due to sales growth and margin improvement primarily at our Aerostructures, Fuzing and Specialty Bearings segments. Additionally, gross profit as a percentage of sales (gross margin) has improved for both the second quarter and first half of 2007 as compared to the same periods in 2006 as a result of higher sales volume, increased efficiencies and a growing business base at all of our reporting segments that participate in the aerospace industry.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES
Total selling, general and administrative (SG&A) expenses as a percent of net sales decreased 0.6 percentage point in the second quarter of 2007 compared to 2006. This reduction in total SG&A expense as a percent of net sales was primarily due to an increase in sales volume. Total SG&A expense increased $4.5 million, or 6.7 percent, in the second quarter of 2007 as compared to the second quarter of 2006. This increase consisted of $1.9 million in our reporting segments and $2.6 million in corporate expense.  Higher operating expenses in our Industrial Distribution segment primarily drove the aggregate cost increase in our reporting segments due to additional expenses incurred for new branch openings and higher personnel cost relative to start up costs for several new contracts.  This increase was partially offset by a decrease in the Aerostructures and Fuzing segments’ operating expenses. Corporate expense increased primarily as a result of higher stock appreciation rights expense, driven by the recent increase in the stock price, as well as higher group insurance expense.

Total SG&A expenses as a percent of net sales decreased 0.7 percentage point in the first half of 2007 compared to the first half of 2006. Total SG&A expense increased $6.5 million, or 4.7 percent, in the first half of 2007 as compared to the first half of 2006. This increase consisted of $5.0 million in our reporting segments and $1.5 million in corporate expense. Higher operating expenses in our Industrial Distribution segment primarily drove the increase in our reporting segments. Corporate expense increased primarily as a result of higher group insurance expense as well as stock appreciation rights expense.

OPERATING INCOME
Operating income increased $3.5 million, or 25.0 percent, for the second quarter of 2007 compared to the second quarter of 2006. Operating income increased $9.4 million, or 36.5 percent, for the first half of 2007 compared to the first half of 2006. The improvement in operating income for both the second quarter and first half of 2007 was primarily attributable to stronger operating results as a result of several key programs in the Aerostructures, Fuzing and Specialty Bearings segments. The Music segment also experienced an increase in operating income for the first half of 2007 as compared to the first half of 2006.  This increase was primarily a result of lower S,G&A costs for the first quarter of 2007. Total operating income for the second quarter of 2007 as compared to the second quarter of 2006 for the Music segment was relatively flat.  The Industrial Distribution segment's operating income decreased for the second quarter and first half of 2007 compared to the second quarter and first half of 2006 partially as a result of a variety of expenses incurred for start up costs relative to several new contracts.

ADDITIONAL CONSOLIDATED RESULTS
Interest expense, net, remained relatively flat for the second quarter of 2007 compared to the second quarter of 2006. Interest expense, net, increased 8.8 percent to $3.2 million for the first half of 2007 compared to $2.9 million for the first half of 2006. Net interest expense generally consists of interest charged on the revolving credit facility and the convertible debentures offset by interest income. The increase in net interest expense was primarily due to higher interest rates charged on borrowings during the first half 2007 as compared to the same period of 2006.

For 2007, the effective income tax rate is 36.4 percent as compared to an effective tax rate of 39.6 percent for 2006. The 2007 effective tax rate was favorably impacted by one-time adjustments resulting from tax law changes in the US, as well as internationally.  The effective tax rate represents the combined estimated federal, state and foreign tax effects attributable to pretax earnings for the year.

COMBINED AEROSPACE SEGMENTS’ RESULTS

The following table presents selected financial data for the combined Aerospace Segments:

In Millions	For the three months ended		For the six months ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Net sales	$97.8	$74.4	$190.9	$148.0
% change	31.4%	(2.2)%	29.0%	4.5%

Operating income	$17.7	$10.7	$34.3	$20.7
% of net sales	18.1%	14.3%	18.0%	14.0%
% change	65.6%	11.9%	65.8%	20.4%

Net sales for the combined Aerospace Segments represented 30.6 percent and 25.4 percent of the total consolidated sales for the second quarter of 2007 and 2006, respectively. Net sales for the combined Aerospace Segments represented 30.0 percent and 25.1 percent of the total consolidated sales for the first half of 2007 and 2006, respectively. In the paragraphs that follow you will find further information with respect to sales growth and significant programs for the four individual Aerospace reporting segments.

Operating income for the second quarter of 2007 increased $7.0 million as compared to the second quarter of 2006. This was net of a $2.4 million charge recorded by the Helicopters segment for the Australian SH-2G(A) program in the second quarter of 2007 as compared to a $2.8 million charge in the second quarter of 2006. Operating income for the first half of 2007 increased $13.6 million as compared to the first half of 2006.  These results are net of a $4.9 million charge for the Australian program in the first half of 2007 as compared to a $5.3 million charge in the first half of 2006. The increase in operating income for both the second quarter and first half of 2007 was primarily due to increases in sales volume in the Aerostructures segment, largely due to the Sikorsky cockpit program, and the Fuzing segment, due to the JPF program, and an increase in bearing product lines sales in the Specialty Bearings segment.

2007 AEROSPACE TRENDS

THE MARKET
Both the commercial and military aerospace markets were strong during 2006 and it is anticipated that this positive trend will continue through 2007. Several major prime contractors are anticipating a large number of shipments of commercial and military aircraft over the next few years.

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

AEROSTRUCTURES SEGMENT

The following table presents selected financial data for the Aerostructures segment:

In Millions	For the three months ended		For the six months ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Net sales	$23.3	$17.1	$48.5	$34.0
% change	36.8%	27.1%	42.8%	28.9%

Operating income	$3.7	$2.0	$8.2	$4.4
% of net sales	15.8%	11.7%	17.0%	12.8%
% change	84.3%	164.9%	88.6%	284.5%

The Aerostructures segment represented 7.3 percent of total company sales for the second quarter of 2007 and 5.8 percent of total consolidated sales for the second quarter of 2006. Net sales for the Aerostructures segment represented 7.6 percent and 5.8 percent of the total consolidated sales for the first half of 2007 and 2006, respectively. The growth in net sales was primarily due to higher production levels and increased shipments to Sikorsky for the BLACK HAWK helicopter program. During the second quarter of 2007, the segment delivered 18 cockpits as compared to the 11 delivered in the second quarter of 2006. Additionally, the segment increased its shipments to Boeing for the 777 program during 2007 as compared to the same period in 2006.

AEROSTRUCTURES – MAJOR PROGRAMS
The Sikorsky helicopter program, the Boeing C-17 wing structure assembly program and the Boeing 777 program comprise the Aerostructures segment’s major programs. During the second quarter of 2007, the segment continued to make significant progress on its multi-year contract with Sikorsky, which was originally estimated to include the fabrication of approximately 350 units. This program includes the installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines, and the composite structure that holds the windscreen for cockpits on several models of the BLACK HAWK helicopter. To date, Sikorsky has placed orders for 290 cockpits, for various models of the helicopter. Management anticipates that deliveries on these orders will continue through 2008. A total of 110 cockpits have been delivered under this contract from inception through June 29, 2007. This program could lead to follow on work for the manufacturing of additional cockpits beyond the originally estimated 350 units as well as other work for this customer.

During the first half of 2007, work continued on the production of structural wing subassemblies for the Boeing C-17. The program was originally scheduled to conclude in mid-2007 with the completion of the 180th aircraft. As previously reported, Boeing informed the company that the program will continue for a minimum of 22 additional shipsets, extending deliveries through the end of 2008. Subsequent communications from Boeing indicate that this program could extend even beyond this time period.  This long-term program has been an important element in helping to maintain a sufficient business base at the Jacksonville facility.

The segment continued to work toward improving operational efficiencies through process improvement and lean initiatives at both our Jacksonville and Wichita facilities.  The segment has continued to work on ramping up several programs that were awarded during 2006 including composite and metal structure work for both Spirit AeroSystems and Shenyang Aircraft Corporation on the Boeing 787 Dreamliner as well as a program with Sikorsky to manufacture and assemble composite tail rotor pylons for its Canadian MH-92 helicopters. Management expects that this ramp up process, which is proceeding more slowly than originally anticipated, will continue throughout 2007 and into 2008. The company is working with our customers to ensure that these programs are brought on line effectively in order to meet scheduling requirements and customer expectations.

FUZING SEGMENT

The following table presents selected financial data for the Fuzing segment:

In Millions	For the three months ended		For the six months ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Net sales	$24.0	$14.6	$42.5	$33.7
% change	63.7%	(11.3)%	26.1%	8.3%

Operating income	$4.0	$1.5	$6.6	$4.4
% of net sales	16.8%	10.1%	15.4%	13.1%
% change	170.6%	(10.5)%	47.8%	327.7%

The Fuzing segment represented 7.5 percent of total company sales for the second quarter of 2007 and 5.0 percent of total consolidated sales for the second quarter of 2006. Net sales for the Fuzing segment represented 6.7 percent and 5.7 percent of the total consolidated sales for the first half of 2007 and 2006, respectively. The increase for both the second quarter and first half of 2007 was due to a significant increase in JPF program shipments.

FUZING - MAJOR PROGRAMS
The Fuzing segment continued to produce fuzes under its contract with the U.S. Air Force for the advanced FMU-152A/B JPF. The current total value of JPF contracts awarded by the U.S. Government (USG) from inception through June 29, 2007 is $120.2 million. This value primarily consists of Options 1 through 4 under the original contract and various contract modifications, including a two-phase facilitization contract modification, additional foreign military sales facilitated by the U.S. Government, as well as a variety of development and engineering contracts, along with special tooling and test equipment. Deliveries under Option 2 were completed during the second quarter of 2007.  Production under Option 3, which commenced during the second quarter, is currently on schedule.

During the first half of 2007, the segment continued to make progress on production improvements and enhancements of the fuze system, which has previously been subject to periodic production interruptions.  The company currently believes that production issues have improved and the segment was able to significantly increase production on this program during the second quarter of 2007.  The facilitization program that is currently underway is another important element of our strategy to improve our quality and efficiency and increase production on the JPF program. This facilitization program provides us an opportunity to review production workflow to create greater efficiencies. Management expects that the facilitization program will be completed in early 2008 and believes that these initiatives will be more fully realized in 2008 and beyond. Additionally, as the JPF product has continued to develop in the market, the segment is focused on further marketing the JPF to foreign allied militaries. The segment has begun to make shipments to foreign allied militaries under both the USG contract as well as separate direct sales.  Foreign sales are important to the ultimate success of the program. Overall, we believe that profitability will improve as progress is made relative to operating efficiencies, as deliveries to the U.S. military increase and as further orders are received from foreign militaries.

HELICOPTERS SEGMENT

The following table presents selected financial data for the Helicopters segment:

In Millions	For the three months ended		For the six months ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Net sales	$19.0	$15.2	$36.5	$26.7
% change	25.1%	(34.6)%	36.6%	(30.6)%

Operating income	$(0.2)	$(1.1)	$(1.3)	$(3.2)
% of net sales	(1.3)%	(7.7)%	(3.5)%	(12.1)%
% change	79.0%	(231.2)%	60.7%	(312.0)%

The Helicopters segment represented 5.9 percent of total company sales for the second quarter of 2007 and 5.2 percent of total consolidated sales for the second quarter of 2006. Net sales for the Helicopters segment represented 5.7 percent and 4.5 percent of the total consolidated sales for the first half of 2007 and 2006, respectively. The higher sales during the second quarter and first half of 2007 are a result of a greater volume of work on the depot level maintenance and upgrade program for the Egyptian SH-2G(E) aircraft and the Sikorsky BLACK HAWK helicopter program involving fuselage joining and installation tasks and the production of certain mechanical subassemblies.

HELICOPTERS - MAJOR PROGRAMS
Work continued on the SH-2G(A) program for Australia during the second quarter of 2007. This program involves the remanufacture of eleven helicopters with support, including a support services facility, for the Royal Australian Navy (RAN). The segment continued the process of Formal Qualification Testing (FQT) of the Integrated Tactical Avionics System (ITAS) software during the second quarter. As previously reported, the Australian Minister of Defence had undertaken a review of the program and possible alternatives in mid-2006.  On May 25, 2007, the Minister announced that the Commonwealth will proceed with the Kaman program, "subject to satisfactory contract arrangements."  The parties are engaged in discussions regarding development of a mutual path forward to complete the program. This will involve a mutually agreed payment and performance schedule addressing remaining program tasks, including completion of FQT, acceptance of the aircraft with the ITAS software, and the additional work described below.  Discussions about these matters are continuing.

The Commonwealth has also expressed renewed interest in having the segment conduct additional work scope involving development and testing of new software and hardware requirements for the aircraft's automatic flight control system that would assist the Commonwealth in meeting current Australia aircraft certification requirements.  The potential for this additional effort has previously been reported.  The additional work would have a contract value of approximately $37.7 million, for which the Commonwealth would be responsible, and take up to 29 months to complete.  Management does not expect that this effort will move forward until the parties agree upon the payment and performance schedule discussed above.

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

The combined contracts have a current anticipated value of $765.0 million. The helicopter production portion of the program is valued at $613.4 million, essentially all of which has been recorded as sales. The associated in-service support center contract has a current anticipated value of $151.6 million, of which 49 percent has been recorded as sales through the second quarter of 2007. Continued cost growth on the production contract has required additional charges to the contract loss reserve including a $2.4 million charge recorded in the second quarter of 2007. This production has been in a loss position since 2002. The remaining accrued contract loss as of the end of the second quarter of 2007 was $10.6 million. This contract loss accrual continues to be monitored and adjusted as necessary to reflect the current anticipated cost of completing the contract.

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

The new subcontract work that the segment is performing has become an important element in developing the business base at the Bloomfield, CT facility. The exposure to new customers is creating the potential for additional business opportunities for the segment, which would further enhance the Helicopters segment's reputation as an attractive subcontractor to the prime aerospace manufacturers.

The segment continued its work under a program for depot level maintenance and upgrades for nine SH-2G(E) helicopters delivered to the Egyptian government during the 1990s. The total work scope is planned to include depot level maintenance and upgrades for all nine aircraft. Through June 29, 2007, the segment is on contract for approximately $21.1 million of work related to maintenance and upgrades. To date, work for depot level maintenance on four of the aircraft has been completed. The segment is working with the U.S. Navy and Egyptian Air Force to continue to structure the scope and timing for the funding regarding the multi-year program for the balance of the nine aircraft.

During the first half of 2007, the segment continued to work under a contract from the Army Material Research Development and Engineering Command for follow-on work associated with development of the BURRO Unmanned Resupply Helicopter, utilizing the K-MAX. The contract currently covers work to enhance features of the flight and mission management system and to support BURRO participation in Army demonstrations. Additionally, in the first quarter of 2007, the segment signed an agreement with Lockheed Martin Systems Integration which will provide an opportunity for the parties to work together to develop potential government programs (foreign and domestic), involving the K-MAX helicopter and the BURRO aircraft.

The segment also continues to support K-MAX helicopters that are operating with customers. At the end of the second quarter of 2007, the segment maintained $18.9 million of K-MAX spare parts inventory.

SPECIALTY BEARINGS

The following table presents selected financial data for the Specialty Bearings segment:

In Millions	For the three months ended		For the six months ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Net sales	$31.5	$27.5	$63.4	$53.6
% change	14.4%	20.3%	18.2%	17.2%

Operating income	$10.2	$8.3	$20.8	$15.1
% of net sales	32.4%	30.3%	32.7%	28.1%
% change	22.3%	33.9%	37.5%	12.1%

The Specialty Bearings segment represented 9.8 percent of total company sales for the second quarter of 2007 and 9.4 percent of total consolidated sales for the second quarter of 2006. Net sales for the Specialty Bearings segment represented 10.0 percent and 9.1 percent of the total consolidated sales for the first half of 2007 and 2006, respectively. The increases in net sales for the second quarter and first half of 2007 were primarily a result of higher shipments for our bearings product lines, specifically to customers in the commercial aftermarket, regional jet market, commercial engine market and military market.

SPECIALTY BEARINGS - MAJOR PROGRAMS
Several key customers contributed to the increase in the Specialty Bearings segment’s sales across several product lines. The bearing product lines have experienced significant growth in the second quarter and first half of 2007 as a result of new orders from customers in various markets discussed above. Although we are focused on maintaining the current customer base, the segment also continues to seek additional sales opportunities and is working toward further market penetration in both domestic and foreign markets. Additionally, the segment has sustained its focus on process improvement and development of operating efficiencies. These endeavors have allowed it to manage its high level of order activity and backlog as well as maintain delivery schedules. The Bloomfield facility completed its expansion of the last 10,000 square feet of production space during the second quarter of 2007.

WARRANTY MATTERS
The Fuzing segment has two warranty-related matters that primarily impact the FMU-143 program at the Orlando facility (Dayron), which is part of the Fuzing segment. The first item involves a supplier's recall of a switch embedded in certain bomb fuzes. The second item involves bomb fuzes manufactured for the U.S. Army utilizing systems which originated before Dayron was acquired by Kaman that were subsequently found to contain an incorrect part, known as a bellows motor. The U.S. Army Sustainment Command (USASC), the procurement agency that administers the FMU-143 contract, had authorized warranty rework for the bellows motor matter in late 2004/early 2005, however the segment had not been permitted to finish the rework due to issues raised by the USASC primarily related to administrative matters and requests for verification of the accuracy of test equipment (which accuracy was subsequently verified).

In December 2006, the USASC informed us that it was changing its remedy under the contract from the segment's performance of warranty rework to an "equitable adjustment" of $6.9 million to the contract price. We timely responded to that letter in January 2007 explaining our view that the segment has complied with contract requirements.  In June 2007 the USASC affirmed its initial determination and gave instructions for disposition of the subject fuzes, including both the impact switch and bellows motor-related items, to a Navy facility. The USASC also rescinded its $6.9 million demand, stating that its full costs had not yet been determined.  Management continues to believe that the segment has performed in accordance with the contract and that the USASC is unjustified in its claims and demands.  The segment intends to take appropriate steps to protect its legal rights in the matter and to make any appropriate claims against the USASC.

As previously disclosed, in March 2005 the U.S. Attorney's Office for the Middle District of Florida and the Defense Criminal Investigative Service (DCIS) initiated an investigation into the second warranty matter. Dayron has cooperated fully with the authorities, working to resolve the matter in a mutually satisfactory manner. As of the date of this report, the segment has not received any notification from the authorities regarding final disposition of the investigation.

The company also has a warranty reserve for $0.7 million related to certain products produced at the Aerostructures segment’s Wichita, KS facility as previously reported. There has been no activity with respect to this matter during the second quarter of 2007.

OTHER MATTERS
On July 31, 2006, the company submitted an Offer to Purchase (OTP) to NAVAIR and the General Services Administration to purchase the portion of the Bloomfield campus that Kaman Aerospace Corporation (of which the Helicopters segment forms a part) currently leases from NAVAIR and has operated for several decades for the principal purpose of performing U.S. government contracts.  The OTP is subject to negotiation of terms mutually acceptable to the company and the government that include, in consideration for the transfer of title, the company's assumption of responsibility for environmental remediation at the facility as necessary to meet the requirements of state law that will apply upon the transfer. As of the date of this report, the company is continuing its discussions with the U.S. government regarding negotiation of such terms, and the company anticipates that the process may take several more months.  If agreement is reached, completion of various government approval processes will be required before transfer of title to the property can take place. In concert with this, the company is in discussions with the Connecticut Department of Environmental Protection (CTDEP) in order to define the scope of such remediation as may be required in connection with such transfer.  Pending such negotiations, the company and the government have agreed to extend through December 31, 2007 the company's OTP and its lease of the facility.

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

The company has entered into an agreement with DSE, Inc., former owner of the Dayron operation, under which DSE will purchase the 40mm production line assets, including principally equipment and inventory.  The sale price is approximately $4.5 million plus the value of inventory and the transaction, which is subject to customary closing conditions, is expected to occur on or before December 31, 2007.

I
NDUSTRIAL DISTRIBUTION SEGMENT RESULTS

The following table presents selected financial data for the Industrial Distribution segment:

In Millions	For the three months ended		For the six months ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Net sales	$174.6	$170.5	$348.0	$341.1
% change	2.4%	8.3%	2.0%	8.8%

Operating income	$8.3	$9.3	$17.0	$20.1
% of net sales	4.8%	5.4%	4.9%	5.9%
% change	(10.4)%	10.3%	(15.3)%	19.1%

The Industrial Distribution segment represented 54.6 percent of total consolidated sales for the second quarter of 2007 and 58.2 percent for the second quarter of 2006. Net sales for the Industrial Distribution segment represented 54.6 percent and 57.8 percent of the total consolidated sales for the first half of 2007 and 2006, respectively. The increases in net sales in the second quarter and first half of 2007 were primarily driven by greater sales volume in certain customer industries including mining, oil exploration and electrical power generation, partially offset by a decrease in net sales specifically related to original equipment manufacturers (OEM) and the building materials industry.

Despite the modest increase in sales volume and the correlating increase in gross margin, the segment experienced a decrease in operating income. The decrease in operating income for the second quarter of 2007 was primarily attributable to additional start up costs for new branch openings and other implementation costs that the segment has incurred for several new contracts that were awarded in 2007 and late 2006.  Additionally, for the first half of 2007 the segment experienced an increase in overall operating expenses and higher personnel costs. The additional gross margin generated by the increase in sales was not sufficient to cover these incremental operating costs.

2007 INDUSTRIAL DISTRIBUTION SEGMENT TRENDS

THE MARKET
Because of our diverse customer base, our performance tends to track the U.S. Industrial Production Index. We are therefore affected, to a large extent, by the overall business climate of our customer industries, which includes plant capacity utilization levels, and the effect of pricing spikes and/or supply interruptions for basic commodities such as steel and oil. The strength of certain markets varied considerably by industry type in the second quarter and first half of 2007. Industries such as food processing, mining, oil exploration and electrical power generation continued to perform well during the second quarter. Other industries have experienced a decline, including the building materials industry with respect to new home construction, OEMs and the automotive industry.

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

Our business is one in which the top tiered participants, including Kaman, continue to expand their market presence due to both consolidation in the ranks of distributors and the inclination of the larger manufacturers to concentrate their purchases through national account arrangements. We also continue to look for additional opportunities in growing markets, particularly the mining, energy and food and beverage industries. Additionally, we continue to explore potential acquisition candidates. Our long-term strategy is to grow the segment by expanding into additional areas that enhance our ability to compete for large regional and national customer accounts. By so doing, we will more clearly establish our business as one that can provide all levels of service to our customers who are continually focused on streamlining their purchasing operations and consolidating supplier relationships. As previously disclosed, the segment has recently won two new national accounts that are expected to be among the segment’s largest.  The sales volume for these two accounts should increase throughout the year as various new branches open to support these customers as they complete the implementation.

MUSIC SEGMENT RESULTS

The following table presents selected financial data for the Music segment:

In Millions	For the three months ended		For the six months ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Net sales	$47.6	$48.1	$98.4	$100.5
% change	(1.1)%	27.4%	(2.1)%	26.6%

Operating income	$1.6	$1.6	$3.2	$2.9
% of net sales	3.4%	3.4%	3.3%	2.9%
% change	0.2%	(12.4)%	11.1%	(34.4)%

The Music segment represented 14.9 percent of total consolidated sales for the second quarter of 2007 and 16.4 percent of total consolidated sales for the second quarter of 2006. Net sales for the Music segment represented 15.4 percent and 17.0 percent of the total consolidated sales for the first half of 2007 and 2006, respectively. The results for the second quarter and first half of 2007 were affected by lower sales to national retailers as well as mid to smaller sized retailers. The trend of lower discretionary spending has continued to affect the entire musical instruments industry. Additionally, the second quarter is traditionally the softest of the year, amplified in 2007 by economic stresses within the age demographic of our end customers.

Operating income remained flat for the second quarter of 2007 as compared to the same period in 2006.  For the first half of 2007, total operating income increased as compared to the first half of 2006.  The increase in operating income for the first half of 2007 was as a result of certain cost control programs that were implemented in mid 2006.  The benefits realized from these programs was partially offset in both the second quarter and first half of 2007 by an increase in legal expenses primarily associated with the segment's response to an inquiry by the FTC (Federal Trade Commission) issued to participants throughout the music industry in general relative to minimum advertised pricing policies utilized in the industry.  The fees that the segment has incurred thus far are for document production at the FTC’s request.

2007 MUSIC SEGMENT TRENDS

THE MARKET
The retail environment in 2007 continues to be a challenge for the musical instrument industry. The 2006 holiday selling season was slower than anticipated and many of our customers continued to work off their 2006 purchased inventory well into the first quarter of 2007. Most retailers within the industry, from large national accounts to the mid size to small retailers, currently appear to be affected by a decrease in consumer spending. The unstable housing market, rising fuel prices and higher minimum monthly payments on credit cards have continued to curb consumer discretionary spending throughout the second quarter of 2007. Until these factors stabilize, management anticipates the trend of lower consumer spending on discretionary products will continue.

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

OUR STRATEGY
The segment's strategy to add popular premier branded products that can be brought to market exclusively by the segment has allowed us to build upon our market position. The added value that the segment brings as the largest independent U.S. distributor has allowed us to secure such arrangements. In mid 2006, the segment converted our distribution agreement with Sabian Cymbals into an exclusive contract for the U.S. market, expanding an important product offering to proprietary brand status. Additionally, effective January 1, 2007, Elixir Strings selected the segment as its principal U.S. distributor. As a result of these agreements, sales during the second quarter and first half of 2007 increased for both of these product lines.

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

IV.           CRITICAL ACCOUNTING ESTIMATES

Preparation of the company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements in the company’s Form 10-K (as amended) for the year ended December 31, 2006, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the company's critical accounting policies and significant estimates in the second quarter of 2007. In the first quarter of 2007, the company adopted the provisions of FIN 48 relative to the methodology for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For additional information regarding FIN 48, see Note 1 of Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

V.   LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes cash flow activity:

In millions	June 29, 2007	June 30, 2006	$ Change	% Change
Total cash provided by (used in)
Operating activities	$(15.5)	$(34.1)	$18.6	54.4%
Investing activities	(10.6)	(6.7)	(3.9)	(58.9)%
Financing activities	25.9	40.8	(14.9)	(36.4)%
Increase (decrease) in cash	$(0.2)	$0.0	$(0.2)	(714.3)%

Management assesses the company's liquidity in terms of its ability to generate cash to fund working capital, investing and financing activities. Significant factors affecting liquidity include: cash flows generated from or used by operating activities, capital expenditures, investments in the business segments and their programs, acquisitions, divestitures, dividends, adequacy of available bank lines of credit, and factors which might otherwise affect the company's business and operations generally, as described below under the heading “Forward-Looking Statements”.

The primary sources of our liquidity are cash flow from operations and borrowings under our revolving credit agreement. During the first half of 2007, the company continued to rely significantly upon borrowings in order to fund our working capital requirements as well as certain investing and financing activities. Our working capital needs have continued to increase primarily as a result of delays in the completion of the Australian SH-2G(A) program. Going forward, we believe that bank borrowings will continue to provide an important source of support for the company's activities. We believe that our current revolving credit agreement, along with cash generated from operating activities, will be sufficient to support our anticipated liquidity requirements.

OPERATING ACTIVITIES
Net cash used in operating activities decreased $18.6 million for the first half of 2007 compared to the first half of 2006. This decrease was partially attributable to lower cash necessary to fund working capital requirements in the first half of 2007 as compared to the first half of 2006.  Additionally, the company generated higher net earnings in the first half of 2007 compared to the first half of 2006 which provided more overall cash to fund working capital requirements for the first half of 2007. The company also paid down significantly more accounts payable in the first half of 2006 as compared to 2007, specifically at the Industrial Distribution segment.

INVESTING ACTIVITIES
Net cash used in investing activities increased $3.9 million for the first half of 2007 compared to the same period of 2006. The primary contributor to this increase was additional cash outflow related to capital expenditures of $1.8 million. Most of these capital expenditures related to the Aerospace Segments as each reporting segment increased its expenditures related to machinery and facilities for the additional work that it has been awarded. Additionally, the Industrial Distribution segment purchased the final 9.2 percent minority interest in Delamac de Mexico S.A. de C.V. in the first quarter of 2007 for $0.5 million.

FINANCING ACTIVITIES
Net cash provided by financing activities decreased $14.9 million for the first half of 2007 compared to the same period of 2006. Total overall borrowings under revolving credit agreements remained relatively flat with total net borrowings for the first half of 2007 of $36.1 million as compared to $38.4 million for the first half of 2006.  Additionally as discussed above, the company made significant payments against accounts payable during the first half of 2006.  To do so, the company utilized more short term borrowings in the first half of 2006 than compared to the same period in 2007.

FINANCING ARRANGEMENTS
The company has a $200 million revolving credit facility (Revolving Credit Agreement) expiring August 4, 2010. The facility includes the availability of funding in foreign currencies as well as an “accordion” feature that provides the company the opportunity to request, subject to bank approval, an expansion of up to $50 million in the overall size of the facility. The facility is expected to be sufficient to support the company's anticipated operating, investing and financing activities for at least the next 12 months.

Total average bank borrowings for the first half of 2007 were $78.5 million compared to $79.2 million for the same period in 2006. As of June 29, 2007, there was $79.9 million available for borrowing under the Revolving Credit Agreement. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Agreement. A total of $26.3 million in letters of credit were outstanding under the Revolving Credit Agreement at June 29, 2007, $19.8 million of which is related to the Australia SH-2G(A) program. The letter of credit for the production portion of the Australia program currently has a balance of $16.0 million.

Facility fees and interest rates under the Revolving Credit Agreement are determined on the basis of the company's credit rating from Standard & Poor's. In January 2007, Standard & Poor's re-affirmed the company rating as investment grade BBB- with an outlook of stable. Management believes that this is a favorable rating for a company of our size. Under the terms of the Revolving Credit Agreement, if this rating should decrease, the effect would be to increase facility fees as well as the interest rates charged. The financial covenants related to the Revolving Credit Agreement include a requirement that the company have i) EBITDA, at least equal to 300 percent of net interest expense, on the basis of a rolling four quarters and ii) a ratio of consolidated total indebtedness to total capitalization of not more than 55 percent. The agreement also incorporates a financial covenant which provides that if the company's EBITDA to net interest expense ratio is less than 6 to 1, the ratio of i) accounts receivable and inventory for certain Kaman subsidiaries to ii) the company's consolidated total indebtedness cannot be less than 1.6 to 1. The company remained in compliance with those financial covenants as of and for the three months and six months ended June 29, 2007.

OTHER SOURCES/USES OF CAPITAL
At June 29, 2007, the company had $13.9 million of its 6 percent convertible subordinated debentures outstanding. The debentures are convertible into shares of common stock at any time on or before March 15, 2012 at a conversion price of $23.36 per share, generally at the option of the holder. Pursuant to a sinking fund requirement that began March 15, 1997, the company was required to redeem $1.7 million of the outstanding principal of the debentures each year. Recently, as a result of the increase in the company's stock price, several debenture holders have elected to convert their bonds to shares of common stock. During the first half of the year, a total of 41,731 shares of common stock were issued for the conversion of 975 debentures. The conversion of debentures into common shares typically decreases outstanding principal that the company must redeem each year. As a result of these conversions, the company currently plans to redeem only $0.5 million of the outstanding principal of the debentures in March 2008 when the next sinking fund payment is due as opposed to the originally required $1.7 million discussed above.

In November 2000, the company's board of directors approved a replenishment of the company's stock repurchase program, providing for repurchase of an aggregate of 1.4 million common shares for use in administration of the company's stock plans and for general corporate purposes. There were no shares repurchased during the first half of 2007.

We plan to record pension expense of approximately $9.6 million and make cash contributions of $10.0 million to our tax-qualified defined benefit pension plan for the 2007 plan year. This is based upon the asset value of the pension trust fund as of December 31, 2006. The company plans to make payments of $2.4 million for the SERP for plan year 2007.  For the 2006 plan year, we expensed approximately $12.5 million and made a contribution of $9.8 million, of which $2.5 million was paid in January 2007, to our tax-qualified defined benefit pension plan. This was based upon the asset value of the pension trust fund as of December 31, 2005.

VI.  CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

CONTRACTUAL OBLIGATIONS
There has been no material change outside the ordinary course of business in the company's contractual obligations during the second quarter of 2007. Please see the company's Form 10-K (as amended) for the year ended December 31, 2006 for a discussion of our contractual obligations.

OFF-BALANCE SHEET ARRANGEMENTS
There has been no material change in the company's off-balance sheet arrangements as of the second quarter of 2007. Please see the company's Form 10-K (as amended) for the year ended December 31, 2006 for a discussion of such arrangements.

VII.  RECENT ACCOUNTING STANDARDS
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), including an amendment to Statement of Financial Accounting Standards No. 115. Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offsetting accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. The company is in the process of evaluating the impact that adoption of SFAS 159 will have on our future consolidated financial statements.

Forward-Looking Statements
This report may contain forward-looking information relating to the company's business and prospects, including the Aerospace, Industrial Distribution and Music businesses, operating cash flow, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of competitions for government programs and thereafter contract negotiations with government authorities, both foreign and domestic; 2) political conditions in countries where the company does or intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) domestic and foreign economic and competitive conditions in markets served by the company, particularly defense, commercial aviation, industrial production and the consumer market for music products; 5) risks associated with successful implementation and ramp up of significant new programs; 6) satisfactory completion of the Australian SH-2G(A) program, including negotiation of payment and performance terms for the balance of the program as well as the additional work scope that would assist the Commonwealth in achieving certification of the aircraft in Australia;  7) receipt and successful execution of production orders for the JPF U.S. government contract including the exercise of all contract options and receipt of orders from allied militaries, as both have been assumed in connection with goodwill impairment evaluations; 8) in the EODC/University of Arizona litigation, successful defeat of the University’s appeal of the jury verdict in the company’s favor; 9) satisfactory resolution of (i) the company’s dispute with the U.S. Army procurement agency relating to warranty work for the FMU-143 program and (ii) the 2005 DCIS investigation of that program; 10) satisfactory results of negotiations with NAVAIR concerning purchase of the company's leased facility in Bloomfield, Conn.; 11) continued support of the existing K-MAX helicopter fleet, including sale of existing K-MAX spare parts inventory and in 2007, availability of a redesigned clutch assembly system; 12) cost growth in connection with environmental remediation activities at the Moosup facility and such potential activities at the Bloomfield facility; 13) profitable integration of acquired businesses into the company's operations; 14) changes in supplier sales or vendor incentive policies; 15) the effect of price increases or decreases; 16) pension plan assumptions and future contributions; 17) future levels of indebtedness and capital expenditures; 18) continued availability of raw materials in adequate supplies; 19) the effects of currency exchange rates and foreign competition on future operations; 20) changes in laws and regulations, taxes, interest rates, inflation rates, general business conditions and other factors; and 21) other risks and uncertainties set forth in the company's annual, quarterly and current reports, and proxy statements. Any forward-looking information provided in this report should be considered with these factors in mind. The company assumes no obligation to update any forward-looking statements contained in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the company’s exposure to market risk during the quarter ended June 29, 2007. Please see the company’s Form 10-K (as amended) for the year ended December 31, 2006 for discussion of the company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 29, 2007. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 29, 2007, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There were no changes in internal controls over financial reporting at the company that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Kaman Corporation and Subsidiaries
Part II – Other Information

Item 1A. Risk Factors

Information regarding risk factors appears in Part I – Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2006 (SEC Accession No. 0000054381-07-000022). There have been no material changes in our risk factors from those disclosed in our Form 10-K for 2006. The company has amended its Form 10-K for the fiscal year ended December 31, 2006.  There were no material changes to Item 1A in our amended Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Equity Securities; Conversion of Convertible Debentures

During the three months period ended June 29, 2007, holders of the company’s 6% Convertible Subordinated Debentures Due 2012 converted a total of 959 such debentures into an aggregate of 41,047 shares of the company’s common stock. The company received no cash consideration for the issued shares which were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended, contained in Section 3(a)(9) of such Act.

(c) Purchases of Equity Securities

In November 2000, the company's board of directors approved a replenishment of the company's stock repurchase program providing for repurchase of an aggregate of 1.4 million common shares for use in administration of the company's stock plans and for general corporate purposes.

The following table provides information about purchases of common shares by the company during the three months ended June 29, 2007:

			Total Number
			of Shares	Maximum
			Purchased as	Number of
	Total		Part of	Shares That
	Number	Average	Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Plan	the Plan

03/31/07-
04/27/07	-	-	269,611	1,130,389

04/28/07-
05/25/07	-	-	269,611	1,130,389

05/26/07-
06/29/07	-	-	269,611	1,130,389

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 10h (i)	Form of Incentive Stock Option Agreement under the Kaman Corporation 2003 Stock Incentive Plan
Exhibit 10h (ii)	Form of Non-Statutory Stock Option Agreement under the Kaman Corporation 2003 Stock Incentive Plan
Exhibit 10h (iv)	Form of Restricted Stock Agreement under the Kaman Corporation 2003 Stock Incentive Plan

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