Form 10-Q
period 2007-09-28
KAMAN CORP
filed 2007-11-01
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Quarterly Period Ended September 28, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 1, 2007:

Common Stock	24,624,309

Part I – Financial Information
Item 1.  Financial Statements:

Condensed Consolidated Balance Sheets
(In thousands) (Unaudited)

	September 28, 2007		December 31, 2006
Assets:
Current assets:
Cash and cash equivalents		$14,484		$12,720
Accounts receivable, net		179,891		163,163
Inventories		203,206		188,869
Deferred income taxes		28,297		24,687
Other current assets		19,025		16,385
Assets held for sale		114,792		107,407
Total current assets		559,695		513,231

Property, plant & equipment, at cost	$161,991		$154,361
Less accumulated depreciation
and amortization	109,879		104,407
Net property, plant & equipment		52,112		49,954
Goodwill		44,082		42,211
Other intangible assets, net		309		285
Deferred income taxes		17,097		16,797
Other assets, net		9,621		7,935
Total assets		$682,916		$630,413

Liabilities and Shareholders' Equity:
Current liabilities:
Notes payable		$1,997		$-
Current portion of long-term debt		-		1,551
Accounts payable - trade		79,682		77,263
Accrued salaries and wages		20,857		23,955
Accrued pension costs		14,012		2,862
Accrued contract losses		9,928		11,542
Advances on contracts		9,612		10,215
Other accruals and payables		37,364		39,649
Income taxes payable		-		8,787
Liabilities held for sale		23,317		23,302
Total current liabilities		196,769		199,126

Long-term debt, excl. current portion		97,943		72,872
Other long-term liabilities		56,144		61,854
Commitments and contingencies
Shareholders' equity		332,060		296,561
Total liabilities and shareholders’ equity		$682,916		$630,413

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations
(In thousands except per share amounts)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended

	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006

Net sales	$274,856	$252,089	$813,768	$741,176

Cost of sales	198,399	183,568	587,566	538,496
Selling, general and administrative expense	59,450	55,990	177,426	167,461
Net (gain)/loss on sale of assets	(1)	92	(15)	40
	257,848	239,650	764,977	705,997
Operating income from continuing operations	17,008	12,439	48,791	35,179

Interest expense, net	1,672	1,665	4,872	4,582
Other expense, net	75	164	291	724

Earnings from continuing operations before income taxes	15,261	10,610	43,628	29,873
Income tax expense	(5,824)	(4,219)	(16,111)	(11,963)
Net earnings from continuing operations	9,437	6,391	27,517	17,910

Earnings from discontinued operations before income taxes	3,721	3,798	7,000	6,731
Income tax expense	(1,421)	(1,451)	(2,646)	(2,497)
Net earnings from discontinued operations	2,300	2,347	4,354	4,234

Net earnings	$11,737	$8,738	$31,871	$22,144

Net earnings per share:
Basic net earnings per share from continuing operations	0.39	0.26	1.13	0.74
Basic net earnings per share from discontinued operations	0.09	0.10	0.18	0.18
Basic net earnings per share	$0.48	$0.36	$1.31	$0.92

Diluted net earnings per share from continuing operations	0.38	0.26	1.11	0.74
Diluted net earnings per share from discontinued operations	0.09	0.10	0.17	0.17
Diluted net earnings per share	$0.47	$0.36	$1.28	$0.91

Average shares outstanding:
Basic	24,438	24,067	24,288	24,012
Diluted	25,336	24,794	25,217	24,854

Dividends declared per share	$0.140	$0.125	$0.39	$0.375

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
(In thousands except share amounts) (Unaudited)
	For the Nine Months Ended
	September 28, 2007	September 29, 2006
Cash flows from operating activities:
Net earnings from continuing operations	$ 27,517	$ 17,910
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	7,204	6,612
Change in allowance for doubtful accounts	77	(735)
Net (gain) loss on sale of assets	(15)	40
Stock compensation expense	3,297	1,977
Deferred income taxes	(3,438)	2,259
Changes in assets and liabilities, excluding effects of acquisition/divestitures:
Accounts receivable	(17,610)	(22,375)
Inventories	(13,667)	1,612
Income taxes receivable	(1,097)	-
Other current assets	(1,131)	(2,372)
Accounts payable	4,204	(6,649)
Accrued contract losses	(1,616)	(8,322)
Advances on contracts	(603)	(4,708)
Accrued expenses and payables	(7,308)	(6,462)
Income taxes payable	(10,010)	(1,366)
Pension liabilities	2,120	6,739
Other long-term liabilities	6,037	926
Net cash provided by (used in) operating activities of continuing operations	(6,039)	(14,914)
Net cash provided by (used in) operating activities of discontinued operations	1,791	(3,520)
Net cash provided by (used in) operating activities	(4,248)	(18,434)

Cash flows from investing activities:
Proceeds from sale of assets	193	488
Expenditures for property, plant & equipment	(9,301)	(7,354)
Acquisition of businesses including earn out adjustment	(1,900)	(652)
Other, net	(3,000)	(2,284)
Cash provided by (used in) investing activities of continuing operations	(14,008)	(9,802)
Cash provided by (used in) investing activities of discontinued operations	(520)	(338)
Cash provided by (used in) investing activities	(14,528)	(10,140)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit agreements	29,276	34,737
Debt repayment	(1,543)	(1,827)
Net change in book overdraft	(2,263)	1,762
Proceeds from exercise of employee stock plans	4,483	2,304
Dividends paid	(9,109)	(8,992)
Debt issuance costs	(150)	-
Windfall tax benefit	1,378	202
Other	(5,374)	(7,694)
Cash provided by (used in) financing activities of continuing operations	16,698	20,492
Cash provided by (used in) financing activities of discontinued operations	3,347	7,026
Cash provided by (used in) financing activities	20,045	27,518
Net increase (decrease) in cash and cash equivalents	1,269	(1,056)
Effect of exchange rate changes on cash and cash equivalents	495	365
Cash and cash equivalents at beginning of period	12,720	12,998
Cash and cash equivalents at end of period	$ 14,484	$ 12,307

Non-cash financing activity for the first nine months of 2007 and 2006 includes the conversion of 2,341 and 276 debentures with a total value of $2,341 and $276 into 100,202 and 11,801 shares of common stock, respectively.

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts) (Unaudited)

1.  Basis of Presentation

The December 31, 2006 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of Kaman Corporation and subsidiaries. In the opinion of management, the balance of the condensed financial information reflects all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the company’s financial position, results of operations and cash flows for the interim periods presented, unless otherwise disclosed in this report. Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to current year presentation. The statements should be read in conjunction with the consolidated financial statements and notes included in the company’s Form 10-K (as amended) for the year ended December 31, 2006. The results of operations for the interim periods presented are not necessarily indicative of trends or of results to be expected for the entire year.

The company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The third quarter for 2007 and 2006 ended on September 28, 2007 and September 29, 2006, respectively.

The company has reported the results of operations and consolidated financial position of the Music segment as discontinued operations within the unaudited consolidated financial statements for all periods presented as further discussed in note 2.

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

During 2007, the liability for unrecognized tax benefits was reduced by $373 to reflect payments in settlements with tax authorities, and by $434 from expiration of statutes of limitation, which resulted in a reduction to tax expense in the third quarter of 2007 of $189.  Increases to the total liability for unrecognized tax benefits as a result of positions taken during 2007 amounted to $114.  The company does not anticipate that total unrecognized tax benefits will change significantly within the next twelve months.  The company files tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including 2004.  It is the company’s policy to record interest and penalties on unrecognized tax benefits as income taxes.

Cash Flow Items
Cash payments for interest were $5,140 and $4,779 for the nine months ended September 28, 2007 and September 29, 2006, respectively. Cash payments for income taxes, net of refunds, for those periods were $25,422 and $13,083, respectively.

Comprehensive Income
Comprehensive income was $35,731 and $22,822 for the nine months ended September 28, 2007 and September 29, 2006, respectively. The changes to net earnings used to determine comprehensive income are comprised of foreign currency translation adjustments and net changes in pension and post-retirement benefit plan unrecognized gains and losses as a result of the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as of December 31, 2006.

Sale of Product Line Assets
The company has entered into an agreement with DSE, Inc., former owner of the Dayron operation, under which DSE will purchase the 40mm assets, comprised principally of equipment and inventory.  The sale price is approximately $4,500 plus the value of inventory.  The transaction, which is subject to customary closing conditions, is expected to occur on or before December 31, 2007.

2. Discontinued Operations

On October 29, 2007, the company announced that it has entered into a definitive agreement to sell 100 percent of the stock of its wholly owned subsidiary, Kaman Music Corporation (KMC), to Fender Musical Instruments Corporation (FMIC) of Scottsdale, Arizona for approximately $117 million in cash, subject to specified post closing purchase price adjustments. The stock purchase agreement, which contains customary representations and warranties and covenants, has been approved by the Kaman Board of Directors. Closing is targeted to occur prior to January 1, 2008, subject to subject to customary working capital adjustments, indemnification provisions and the satisfaction of customary closing conditions, including termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. KMC comprises the company’s entire Music Segment.  The transaction is expected to result in an after-tax gain of approximately $14 million or $.55 per share on a fully diluted basis and generate net proceeds after fees and taxes of approximately $100 million, which will initially reduce its indebtedness and thereafter will be used to pursue strategic objectives.

Accordingly, this segment qualifies as an asset group to be disposed of under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result, the company has reported the results of operations and consolidated financial position of this segment as discontinued operations within the unaudited consolidated financial statements for all periods presented.

The following tables provide information regarding the results of discontinued operations and the assets and liabilities included in the amounts reported as assets and liabilities held for sale in the condensed consolidated balance sheets:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Net sales	$57,066	$55,521	$155,425	$156,038
Earnings from discontinued operations
before income taxes	3,721	3,798	7,000	6,731
Provision for income taxes	1,421	1,451	2,646	2,497
Net earnings from discontinued operations	$2,300	$2,347	$4,354	$4,234

	September 28, 2007	December 31, 2006
Assets held for sale:
Accounts receivable, net	$29,842	$26,165
Inventory	47,885	42,481
Property, plant & equipment, net	3,564	4,211
Intangible assets, net	4,917	5,159
Goodwill and trademarks not subject to amortization	28,442	28,442
Other assets	142	949
	$114,792	$107,407

Liabilities held for sale:
Accounts payable	$17,739	$17,796
Accrued expenses and other liabilities	5,578	5,506
	$23,317	$23,302

3. Accounts Receivable, net

Accounts receivable of continuing operations consist of the following:

	September 28, 2007	December 31, 2006

Trade receivables	$84,711	$70,030

U.S. Government contracts:
Billed	26,276	26,938
Costs and accrued profit – not billed	5,290	4,544

Commercial and other government contracts:
Billed	23,943	21,479
Costs and accrued profit – not billed	41,556	41,968

Less allowance for doubtful accounts	(1,885)	(1,796)

Total	$179,891	$163,163

Included in commercial and other government contracts – not billed as of December 31, 2006 was $41,295 related to the production contract for the Australian SH-2G(A) program for the Helicopters segment. Of this balance, $40,826 remained unbilled as of September 28, 2007. A total of $1,096 was billed during the first nine months of 2007 all of which has been collected. Based upon the terms of the existing contract, the company estimates that approximately $1,000 of the currently unbilled amount will be billed after one year after the balance sheet date.  If the company performs additional work scope for the customer pursuant to currently proposed terms of a potential contract modification, certain milestone billings permitted under the existing contract will be deferred and approximately $18,000 of the currently unbilled amount will be billed after one year after the balance sheet date.

4. Inventories

Inventories of continuing operations consist of the following:

	September 28, 2007	December 31, 2006

Merchandise for resale	$90,178	$91,021

Contracts and other work in process	99,830	84,329

Finished goods
(including certain general stock materials)	13,198	13,519

Total	$203,206	$188,869

5. Shareholders’ Equity

Changes in shareholders’ equity for the nine months ended September 28, 2007 were as follows:

Balance, January 1, 2007	$296,561

Net earnings	31,871
Change in pension & post-retirement benefit plans, net	2,004
Foreign currency translation adjustment	1,856
Comprehensive income	35,731

Dividends declared	(9,533)
Employee stock plans and related tax benefit	6,545
Adoption of FIN 48 - adjustment to retained earnings	415
Debentures	2,341

Balance, September 28, 2007	$332,060

Shareholders’ equity consists of the following:

	September 28, 2007	December 31, 2006

Common stock	$24,623	$24,565
Additional paid-in capital	64,549	60,631
Retained earnings	241,890	219,137
Treasury Stock	(401)	(5,310)
Other shareholders' equity	1,399	(2,462)

Total	$332,060	$296,561

6. Earnings Per Share

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share:

(In thousands except per share amounts)	For the Three Months Ended		For the Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Basic:

Net earnings from continuing operations	$9,437	$6,391	$27,517	$17,910
Net earnings from discontinued operations, net of tax	2,300	2,347	4,354	4,234
Net earnings	$11,737	$8,738	$31,871	$22,144

Weighted average number of
shares outstanding	24,438	24,067	24,288	24,012

Net earnings per share from continuing operations	$0.39	$0.26	$1.13	$0.74
Net earnings per share from discontinued operations	0.09	0.10	0.18	0.18
Net earnings per share	$0.48	$0.36	$1.31	$0.92

Diluted:

Net earnings from continuing operations	$9,437	$6,391	$27,517	$17,910
Elimination of interest expense on 6% subordinated
convertible debentures (net after taxes)	125	148	416	459
Net earnings from continuing operations (as adjusted)	9,562	6,539	27,933	18,369

Net earnings from discontinued operations, net of tax	2,300	2,347	4,354	4,234
Net earnings (as adjusted)	$11,862	$8,886	$32,287	$22,603

Weighted average number of
shares outstanding	24,438	24,067	24,288	24,012
Weighted averages shares issuable
on conversion of 6% subordinated
convertible debentures	567	703	627	725
Weighted average shares issuable
on exercise of dilutive stock options	331	24	302	117
Total	25,336	24,794	25,217	24,854

Net earnings per share from continuing operations	$0.38	$0.26	$1.11	$0.74
Net earnings per share from discontinued operations	0.09	0.10	0.17	0.17
Net earnings per share -diluted	$0.47	$0.36	$1.28	$0.91

There were no anti-dilutive shares, based on average stock price, excluded from earnings per share diluted for any of the periods presented.

7. Exit Activity

The following table displays the activity and balance of the restructuring accrual as of and for the nine months ended September 28, 2007:

Balance at January 1, 2007	$2,698
Additions to accrual	328
Cash payments	(233)
Release to income	-

Balance at September 28, 2007	$2,793

The accrual related to the Moosup, CT plant closure as of September 28, 2007 was $2,793, which consists of the estimated cost of ongoing voluntary environmental investigating and remediation activities. During the nine months ended September 28, 2007, the company paid $233 against this accrual for costs associated with environmental remediation activities for the facility and accrued an additional $328 of anticipated costs to complete these activities. Ongoing maintenance costs of $345 for the nine months ended September 28, 2007 related to this idle facility are included in selling, general and administrative expenses.

The current portion of the accrual of $608 is included in “Other accruals and payables” on the condensed consolidated balance sheets for the periods presented. The remaining amount is included in long-term liabilities as of September 28, 2007.

8. Product Warranty Costs

The following table presents the activity and balances of accrued product warranty costs included in “Other accruals and payables” on the condensed consolidated balance sheet as of September 28, 2007:

Balance at January 1, 2007	$2,028
Product warranty accrual	58
Warranty costs incurred	(243)
Release to income	(67)

Balance at September 28, 2007	$1,776

The company continues to work to resolve two warranty-related matters that primarily impact our FMU-143 program at the Dayron facility, which is part of our Fuzing segment, that have been previously reported. The items involved are an impact switch embedded in certain bomb fuzes that was recalled by a supplier and an incorrect part, called a bellows motor, found to be contained in bomb fuzes manufactured for the U.S. Army utilizing systems which originated before Dayron was acquired by Kaman. The U.S. Army Sustainment Command (USASC), the procurement agency that administers the FMU-143 contract, had authorized warranty rework for the bellows motor matter in late 2004/early 2005, however Dayron has not been permitted to finish the rework due to issues raised by the USASC primarily related to administrative matters and requests for verification of the accuracy of test equipment (which accuracy was subsequently verified).

In December 2006, the USASC informed us that it was changing its remedy under the contract from the segment's performance of warranty rework to an "equitable adjustment" of $6.9 million to the contract price. We timely responded to that letter in January 2007 explaining our view that the segment has complied with contract requirements.  In June 2007 the USASC affirmed its position but rescinded its $6.9 million demand (stating that its full costs had not yet been determined) and gave instructions for disposition of the subject fuzes, including both the impact switch and bellows motor-related items, to a Navy facility.

In September 2007, the USASC informed us that it is considering termination of the contract for default and provided an opportunity as required by law for the segment to respond, which we have done. USASC based its action on an allegation that there was a "latent defect" in some fuzes produced due to allegedly unauthorized rework during production.  In October 2007, the USASC purported to revoke acceptance of fuzes in over twenty lots delivered over several years for this reason and has reported that it is continuing to review other lots of previously accepted fuzes, but the USASC has not yet indicated what amounts, if any, it may request for reimbursement from the company.  Management continues to believe that the segment has performed in accordance with the contract and that a termination for default is inappropriate and that it is the government, not the company, that has materially breached the contract. As a result in October 2007, the segment initiated cancellation of its contract with USASC due to USASC’s material breaches of the agreement.

The net reserve as of the end of the third quarter of 2007 related to these two matters was $1,032.  The total gross amount of inventory for this program as of September 28, 2007 is $3,411. In light of this additional information, the company has evaluated its exposure of under SFAS No. 5 “Accounting For Contingencies” and does not currently believe that any additional reserve is probable or can be reasonably estimated relative to this matter and therefore, has not recorded a liability in addition to the warranty liability as of September 28, 2007.

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

The company also has a warranty reserve for $677 for a matter related to our Aerostructures segment’s facility in Wichita, Kansas as previously disclosed. There has been no activity with respect to this matter during the nine-month period ended September 28, 2007.

9. Accrued Contract Losses

The following is a summary of activity and balances of accrued contract losses as of and for the nine months ended September 28, 2007:

Balance at January 1, 2007	$11,542
Additions to loss accrual	7,826
Costs incurred	(9,057)
Release to income	(383)
Balance at September 28, 2007	$9,928

During 2007, the company has recorded an additional $5,617 of pretax charges for the SH-2G(A) Helicopter Program, of which $768 was recorded during the third quarter of 2007.  These charges were based upon additional work that is necessary to complete the production portion of the program. This contract has been in a loss position since 2002. The remaining accrued contract loss for the Australia program as of September 28, 2007 was $8,885. This contract loss accrual continues to be monitored and adjusted as necessary to reflect the anticipated cost of the complex integration process and the results of the software testing.

10. Pension Cost

Components of net pension cost for the qualified pension plan and Supplemental Employees’ Retirement Plan (SERP) are as follows:

	Qualified Pension Plan
	For the Three Months Ended		For the Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006

Service cost for benefits earned	$3,329	$3,143	$9,988	$9,427
Interest cost on projected
benefit obligation	6,931	6,602	20,792	19,808
Expected return on plan assets	(8,074)	(7,362)	(24,222)	(22,086)
Net amortization and deferral	225	752	676	2,256
Net pension cost	$2,411	$3,135	$7,234	$9,405

	SERP
	For the Three Months Ended		For the Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006

Service cost for benefits earned	$116	$528	$348	$1,584
Interest cost on projected
benefit obligation	505	432	1,515	1,296
Expected return on plan assets	-	-	-	-
Net amortization and deferral	883	390	2,648	1,168
Net pension cost	$1,504	$1,350	$4,511	$4,048

For the 2007 plan year, the company expects to contribute $10,000 to the qualified pension plan and $2,438 to the SERP. Through the first nine months of 2007, the company has paid $5,000 and $2,173 with respect to the qualified pension plan and SERP, respectively, for the 2007 plan year.

11. Business Segments

Summarized financial information by business segment is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Net sales:
Aerostructures	$25,713	$21,450	$74,214	$55,422
Fuzing	22,104	22,310	64,566	55,986
Helicopters	18,220	15,425	54,703	42,140
Specialty Bearings	30,729	26,158	94,179	79,829
Subtotal Aerospace Segments	96,766	85,343	287,662	233,377
Industrial Distribution	178,090	166,746	526,106	507,799
Net sales from continuing operations	274,856	252,089	813,768	741,176

Discontinued operations	57,066	55,521	155,425	156,038
Total net sales	$331,922	$307,610	$969,193	$897,214

Operating income (loss):
Aerostructures	$1,631	$3,457	$9,862	$7,821
Fuzing	2,687	2,450	9,232	6,877
Helicopters	2,283	(1,073)	1,014	(4,299)
Specialty Bearings	10,859	6,975	31,622	22,074
Subtotal Aerospace Segments	17,460	11,809	51,730	32,473
Industrial Distribution	9,045	8,590	26,043	28,663
Net gain (loss) on sale of assets	1	(92)	15	(40)
Corporate expense	(9,498)	(7,868)	(28,997)	(25,917)
Operating income from continuing operations	17,008	12,439	48,791	35,179

Discontinued operations	3,694	3,781	6,918	6,684
Total operating income	20,702	16,220	55,709	41,863

Interest expense, net	(1,638)	(1,648)	(4,782)	(4,536)

Other income (expense), net	(82)	(164)	(299)	(723)

Earnings before income taxes	$18,982	$14,408	$50,628	$36,604

12. Share-Based Arrangements

The following table summarizes share-based compensation expense recorded during each period presented:

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Stock options	$701	$233	$1,136	$696
Restricted stock awards	132	77	762	640
Stock appreciation rights	253	(10)	1,237	485
Employee stock purchase plan	54	50	162	156

Total share-based compensation expense	$1,140	$350	$3,297	$1,977

Stock option activity was as follows:

		Weighted-
		Average
Stock options outstanding:	Options	Exercise Price
Balance at January 1, 2007	900,639	$14.49
Options granted	109,800	23.68
Options exercised	(249,394)	13.93
Options forfeited or expired	(12,355)	18.42
Balance at September 28, 2007	748,690	$15.96

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted average assumptions used in estimating fair value for the following periods:

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Expected option term	-	6.5 years	6.5 years	6.5 years
Expected volatility	-	39.5%	36.2%	41.5%
Risk-free interest rate	-	4.7%	4.6%	4.5%
Expected dividend yield	-	2.6%	2.5%	2.5%
Per share fair value of options granted	-	$6.63	$8.04	$7.96

There were no awards granted in the third quarter of 2007.

Restricted Stock activity is as follows:

		Weighted-
		Average
		Grant Date
Restricted Stock outstanding:		Fair Value
Nonvested at January 1, 2007	53,695	$16.52
RSA granted	85,675	25.83
Vested	(40,315)	18.17
Forfeited or expired	(1,871)	22.68
Nonvested at September 28, 2007	97,184	$23.92

Stock Appreciation Rights (SAR) activity is as follows:

		Weighted-
		Average
SARs outstanding:		Exercise Price
Balance at January 1, 2007	139,060	$10.65
SARs granted	-	-
SARs exercised	(72,940)	11.11
SARs forfeited or expired	-	-
Balance at September 28, 2007	66,120	$10.14

Total cash paid to settle SARs (at intrinsic value) during the third quarter of 2007 and 2006 was $170 and $0, respectively. Total cash paid to settle SARs (at intrinsic value) for the first nine months of 2007 and 2006 was $1,212 and $1,227, respectively.

13. Contingencies
In 2006, the company submitted an Offer to Purchase (OTP) to NAVAIR and the General Services Administration to purchase the portion of the Bloomfield campus that Kaman Aerospace Corporation (of which the Helicopters segment forms a part) currently leases from NAVAIR and has operated for several decades for the principal purpose of performing U.S. government contracts.  The OTP is subject to negotiation of terms mutually acceptable to the company and the government that include, in consideration for the transfer of title, the company's assumption of responsibility for environmental remediation at the facility as may be required under the Connecticut Transfer Act. As of the date of this report, management believes that the negotiations are substantially complete and it is expected that in the next several months, various government-required processes for approval of the transaction will be undertaken. Once formal government approval has been obtained and the title transfer documentation has been prepared by the General Services Administration, transfer of title to the property can take place.  Upon such transfer, the company's responsibility for the environmental remediation discussed above will become effective.  In anticipation of the transfer, the company continues its efforts to define the scope of the remediation that will be required by the Connecticut Department of Environmental Protection (CTDEP).  The OTP and the company's lease of the facility have been extended through December 31, 2007 as the process continues.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide readers of our consolidated financial statements with the perspectives of management in the form of a narrative regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The MD&A is presented in seven sections:

I.	Overview of Business
II.	Quarter Highlights
III.	Results of Operations
IV.	Critical Accounting Estimates
V.	Liquidity and Capital Resources
VI.	Contractual Obligations and Off-Balance Sheet Arrangements
VII.	Recent Accounting Standards

Our MD&A should be read in conjunction with our Form 10-K (as amended) for the year ended December 31, 2006.

I.	OVERVIEW OF BUSINESS

Kaman Corporation is composed of five business segments with continuing operations.  They are Industrial Distribution as well as four reporting segments within the aerospace industry: Aerostructures, Fuzing, Helicopters, and Specialty Bearings (collectively, the “Aerospace Segments”).

AEROSTRUCTURES SEGMENT

The Aerostructures segment produces aircraft subassemblies and other parts for commercial and military airliners and helicopters. Its principal customers are Boeing and Sikorsky. Operations involving the use of metals are conducted principally at the company's Jacksonville, Florida facility, while operations involving composite materials are conducted principally at the Wichita, Kansas facility.

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

SPECIALTY BEARINGS SEGMENT

The Specialty Bearings segment primarily manufactures proprietary self-lubricating bearings used in aircraft flight controls, turbine engines and landing gear. These bearings are currently used in nearly all military and commercial aircraft produced in North and South America and Europe and are market-leading products for applications requiring a highly sophisticated level of engineering and specialization in the airframe bearing market. The Specialty Bearings segment also manufactures proprietary power transmission couplings for helicopters and other applications and custom designed and manufactured rolling element and self-lubricating bearings for aerospace applications. Operations for the Specialty Bearings segment are conducted at the Bloomfield, Connecticut and Dachsbach, Germany facilities.

INDUSTRIAL DISTRIBUTION SEGMENT

The Industrial Distribution segment is the third largest power transmission/motion control industrial distributor in North America. The segment provides products including bearings, electrical/mechanical power transmission, fluid power, motion control and materials handling components to a broad spectrum of industrial markets throughout North America. Locations consist of nearly 200 branches, distribution centers and call centers across the United States and in Canada and Mexico. We offer almost two million items, as well as value-added services, to a base of more than 50,000 customers representing a highly diversified cross-section of North American industry.

II.	QUARTER HIGHLIGHTS

On October 29, 2007, the company announced that it has entered into a definitive agreement to sell 100 percent of the stock of its wholly owned subsidiary, Kaman Music Corporation (KMC), to Fender Musical Instruments Corporation (FMIC) of Scottsdale, Arizona for approximately $117 million in cash, subject to specified post closing purchase price adjustments. The stock purchase agreement, which contains customary representations and warranties and covenants, has been approved by the Kaman Board of Directors. Closing is targeted to occur prior to January 1, 2008, subject to subject to customary working capital adjustments, indemnification provisions and the satisfaction of customary closing conditions, including termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. KMC comprises the company’s entire Music Segment.  The transaction is expected to result in an after-tax gain of approximately $14 million or $.55 per share on a fully diluted basis and generate net proceeds after fees and taxes of approximately $100 million, which will initially reduce its indebtedness and thereafter will be used to pursue strategic objectives.

Accordingly, this segment qualifies as an asset group to be disposed of under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result, the company has reported the results of operations and consolidated financial position of this segment as discontinued operations within the unaudited consolidated financial statements for all periods presented.

The following is a summary of other key events that occurred during the third quarter of 2007:

•
On September 17, 2007, Neal J. Keating joined the company as President and Chief Operating Officer and a member of the Board of Directors.  Mr. Keating will assume the position of Chief Executive Officer on or before January 1, 2008.  Following Mr. Keating's appointment as CEO, Mr. Kuhn will continue to serve as Chairman until his scheduled retirement in February 2008.

•	Our net sales from continuing operations increased 9.0 percent in the third quarter of 2007 compared to the third quarter of 2006.
•	Our net earnings from continuing operations increased 47.7 percent in the third quarter of 2007 compared to the third quarter of 2006.
•	Total net earnings increased 34.3 percent in the third quarter of 2007 compared to the third quarter of 2006.
•	Earnings per share diluted from continuing operations increased 46.2 percent to $0.38 per share diluted in the third quarter of 2007 compared to the third quarter of 2006.
•	Total earnings per share diluted increased 30.6 percent to $0.47 per share diluted in the third quarter of 2007 compared to the third quarter of 2006.
•	In the third quarter of 2007, the company increased its quarterly dividend 12 percent from $0.125 per share to $0.14 per share.
•	All reporting segments experienced an increase in sales for the third quarter of 2007 compared to the third quarter of 2006, except for the Fuzing segment, which remained relatively flat.
•	The Helicopters and Specialty Bearings segment experienced strong operating income in the third quarter of 2007 due to continued strength in both the commercial and military aerospace markets.

III.	RESULTS OF CONTINUING OPERATIONS

RESULTS OF CONTINUING OPERATIONS - CONSOLIDATED

NET SALES OF CONTINUING OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
In thousands	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Net sales	$274,856	$252,089	$813,768	$741,176
$ change	22,767	25,010	72,592	58,917
% change	9.0%	11.0%	9.8%	8.6%

The increase in consolidated net sales for the third quarter of 2007 was primarily attributable to the Industrial Distribution segment and the Specialty Bearings, Aerostructures, and Helicopters segments as a result of increased production for several key programs and customers.  The increase in consolidated net sales for the first nine months of 2007 was primarily due to stronger performance in all of the reporting segments within the aerospace industry in a strong commercial and military aerospace market.  The Industrial Distribution segment also experienced modest sales growth for the first nine months of 2007.

GROSS PROFIT OF CONTINUING OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
In thousands	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Gross profit	76,457	68,521	226,202	202,680
$ change	7,936	20,492	23,522	36,040
% change	11.6%	42.7%	11.6%	21.6%
% of net sales	27.8%	27.2%	27.8%	27.3%

The increase in the consolidated gross profit for the third quarter and the first nine months of 2007 was primarily attributable to sales growth in the Industrial Distribution, Specialty Bearings, Aerostructures, and Helicopters segments as well as lower accrued contract loss charges on the Helicopters segment’s Australia program, for which total charges in the third quarter of 2007 were $0.8 million as compared to $2.5 million in the third quarter of 2006.  Total charges on the Australia program for the first nine months of 2007 were $5.6 million as compared to $7.8 million for the first nine months of 2006.  Additionally, gross profit as a percentage of sales (gross margin) has improved slightly for both the third quarter and first nine months of 2007 as compared to the same periods in 2006 as a result of higher sales volume, increased efficiencies and a growing business base at all of our reporting segments that participate in the aerospace industry.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES OF CONTINUING OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
In thousands	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Selling, general and
administrative expenses (S,G&A)	59,450	$55,990	177,426	$167,461
$ change	3,460	352	9,965	5,148
% change	6.2%	0.6%	6.0%	3.2%
% of net sales	21.6%	22.2%	21.8%	22.6%

The increase in S,G&A for the third quarter and for the first nine months of 2007 compared to the third quarter and the first nine months of 2006 was primarily driven by the Industrial Distribution segment and corporate expenses. Higher operating expenses in our Industrial Distribution segment primarily drove the aggregate cost increase in our reporting segments due to additional expenses incurred for new branch openings and overall higher personnel costs.  Corporate expense increased primarily as a result of higher stock appreciation rights expense, due to the recent increase in the stock price, as well as higher group insurance expense.

OPERATING INCOME OF CONTINUING OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
In thousands	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Operating income	17,008	12,439	48,791	35,179
$ change	4,569	20,189	13,612	30,901
% change	36.7%	260.5%	38.7%	721.6%
% of net sales	6.2%	4.9%	6.0%	4.7%

The improvement in operating income for the third quarter of 2007 compared to the third quarter of 2006 was primarily due to the higher sales volume and gross margin at the Specialty Bearings and Helicopters segments.  The increase in operating income for the first nine months of 2007 was primarily attributable to stronger operating results in all of the reporting segments within the aerospace industry. The Industrial Distribution segment's operating income increased slightly for the third quarter of 2007 as compared to the third quarter of 2006 although the segment’s operating income was still lower for the first nine months of 2007 compared to the first nine months of 2006 partially as a result of a variety of expenses incurred for start up costs relative to several new contracts.

ADDITIONAL CONSOLIDATED RESULTS
Interest expense, net, remained relatively flat for the third quarter of 2007 compared to the third quarter of 2006. Interest expense, net, increased 6.4 percent to $4.9 million for the first nine months of 2007 compared to $4.6 million for the first nine months of 2006. Net interest expense generally consists of interest charged on the company’s revolving credit facility and convertible debentures offset by interest income. The increase in net interest expense was primarily due to higher interest rates charged on borrowings during the first nine months of 2007 as compared to the same period in 2006.

For the nine-months ended September 28, 2007, the effective income tax rate for continuing operations is 36.9 percent as compared to an effective tax rate of 40.0 percent for the nine-months ended September 29, 2006. The 2007 effective tax rate was favorably impacted by one-time adjustments resulting from tax law changes in the U.S., as well as internationally.  The effective tax rate represents the combined estimated federal, state and foreign tax effects attributable to pretax earnings for the year.

COMBINED AEROSPACE SEGMENTS’ RESULTS

The following table presents selected financial data for the combined Aerospace Segments:

	For the Three Months Ended		For the Nine Months Ended
In thousands	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Net sales	$96,766	$85,343	$287,662	$233,377
$ change	11,423	14,713	54,285	21,027
% change	13.4%	20.8%	23.3%	9.9%

Operating income	$17,460	$11,809	$51,730	$32,473
$ change	5,651	12,133	19,257	15,634
% change	47.9%	3477.8%	59.3%	92.8%
% of net sales	18.0%	13.8%	18.0%	13.9%

In the paragraphs that follow you will find further information with respect to sales growth and significant programs for the four individual Aerospace reporting segments.

THE AEROSPACE INDUSTRY MARKET
Both the commercial and military aerospace markets continue to be strong during 2007, and several major prime contractors are anticipating a large number of shipments of commercial and military aircraft over the next few years.

OUR STRATEGY
Before 2005, our Kaman Aerospace Corporation (KAC) subsidiary operations were designed to support our prime helicopter operations. We found it difficult to compete effectively in our target markets in part due to higher operating expenses as a result of a lower than sufficient business base. In 2005, the subsidiary was realigned to create separate divisions that allowed for greater transparency and accountability through a more focused management structure. This realignment, along with upgrades to our facilities, lean initiatives and strategic positioning as a subcontractor to the prime aerospace contractors, has allowed us to build our business base and develop our reputation as a lower cost, high quality domestic partner. We have been able to successfully build upon several key programs, which are discussed in the following paragraphs.

AEROSTRUCTURES SEGMENT

The following table presents selected financial data for the Aerostructures segment:

	For the Three Months Ended		For the Nine Months Ended
In thousands	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Net sales	$25,713	$21,450	$74,214	$55,422
$ change	4,263	6,745	18,792	14,370
% change	19.9%	45.9%	33.9%	35.0%

Operating income	$1,631	$3,457	$9,862	$7,821
$ change	(1,826)	2,729	2,041	5,958
% change	-52.8%	374.9%	26.1%	319.8%
% of net sales	6.3%	16.1%	13.3%	14.1%

The growth in net sales for the third quarter and first nine months of 2007 compared to the third quarter and first nine months of 2006 was primarily due to higher production levels and increased shipments to Sikorsky for the BLACK HAWK helicopter program. During the third quarter of 2007, the segment delivered 23 cockpits as compared to the 12 delivered in the third quarter of 2006. The segment also experienced an increase in its shipments to Boeing for the 777 program during 2007 as compared to the same period in 2006. The decrease in operating income for the third quarter of 2007 was primarily due to certain adverse adjustments relating to an increase in manpower, production inefficiencies and excess inventory amounts at the Wichita facility as a result of the ramp up of several new programs.

AEROSTRUCTURES – MAJOR PROGRAMS
The segment has continued to work on ramping up several programs at the Wichita facility that were awarded during 2006 for both Spirit AeroSystems and Shenyang Aircraft Corporation on the Boeing 787 Dreamliner as well as a program with Sikorsky to manufacture and assemble composite tail rotor pylons for its Canadian MH-92 helicopters. Management expects that this ramp up process, which is proceeding more slowly than originally anticipated, will continue throughout 2007 and into 2008. This has resulted in higher than anticipated manpower, production costs, production inefficiencies and an increase in the inventory obsolescence reserve.  The facility is working through these production issues as well as working to respond to our customers’ revised scheduling requirements to meet their expectations.

The Sikorsky BLACK HAWK helicopter program, the Boeing C-17 wing structure assembly program and the Boeing 777 program comprise the Jacksonville facility’s major programs. During the third quarter of 2007, the segment continued to make significant progress on its multi-year contract with Sikorsky, which was originally estimated to include the fabrication of approximately 350 units. This program includes the installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines, and the composite structure that holds the windscreen for cockpits on several models of the BLACK HAWK helicopter. To date, Sikorsky has placed orders for 311 cockpits, for various models of the helicopter. Management anticipates that deliveries on these orders will continue through 2008. A total of 133 cockpits have been delivered under this contract from inception through September 28, 2007. It is expected that this program will lead to follow-on work for the manufacturing of additional cockpits beyond the originally estimated 350 units as well as other work for this customer.

During the first nine months of 2007, work continued on the production of structural wing subassemblies for the Boeing C-17. The program was originally scheduled to conclude in mid-2007 with the completion of the 180th aircraft. As previously reported, Boeing informed the company that the program will continue for a minimum of 22 additional shipsets, extending deliveries through the end of 2008. Subsequent communications from Boeing indicate that this program could extend even beyond this time period.  This long-term program has been an important element in helping to maintain a sufficient business base at the Jacksonville facility.

FUZING SEGMENT

The following table presents selected financial data for the Fuzing segment:

	For the Three Months Ended		For the Nine Months Ended
In thousands	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Net sales	$22,104	$22,310	$64,566	$55,986
$ change	(206)	6,023	8,580	8,606
% change	-0.9%	37.0%	15.3%	18.2%

Operating income	$2,687	$2,450	$9,232	$6,877
$ change	237	2,470	2,355	5,862
% change	9.7%	12350.0%	34.2%	577.5%
% of net sales	12.2%	11.0%	14.3%	12.3%

Sales for the third quarter of 2007 compared to the third quarter of 2006 remained relatively flat primarily due to lower shipments of the Joint Programmable Fuze (JPF) program.  The increase for the first nine months of 2007 as compared to the same period in 2006 was due to the higher volume of JPF program shipments to both U.S. and foreign militaries as well as greater shipments of 40 mm products.

FUZING - MAJOR PROGRAMS
The Fuzing segment continued to produce fuzes under its contract with the U.S. Air Force for the advanced FMU-152A/B JPF. The current total value of JPF contracts awarded by the U.S. Government (USG) from inception through September 28, 2007 is $127.5 million. This value primarily consists of Options 1 through 4 under the original contract and various contract modifications, including a two-phase facilitization contract modification, additional foreign military sales facilitated by the U.S. Government, as well as a variety of development and engineering contracts, along with special tooling and test equipment. Deliveries under Option 2 were completed during the second quarter of 2007.  Production under Option 3 commenced during the second quarter of 2007 and is expected to be completed in the first quarter of 2008.

During the first nine months of 2007, the segment continued to make progress on production improvements and enhancements of the JPF fuze system, yet it remains subject to periodic production interruptions, most recently early in the third quarter of 2007. Production was resumed in late August.  The company currently believes that resolution of production issues is progressing. As a result, the segment was able to significantly increase production on this program during the year.  The facilitization program that is currently underway is another important element of our strategy to improve our quality and efficiency and increase production on the JPF program. This facilitization program provides us an opportunity to review production workflow to create greater efficiencies. Management expects that the facilitization program will be completed in early 2008 and believes that the value of these initiatives will be more fully realized in 2008 and beyond. Additionally, as the JPF product has continued to develop in the market, the segment is focused on further marketing the JPF to foreign allied militaries. The segment has begun to make shipments to foreign allied militaries under both the USG contract as well as separate direct sales.  Foreign sales are important to the ultimate success of the program. Overall, we believe that profitability will improve as progress is made relative to operating efficiencies, as deliveries to the U.S. military increase and as further orders are received from foreign militaries.

WARRANTY AND CONTRACT-RELATED MATTERS
The Fuzing segment has two warranty and contract-related matters that primarily impact the FMU-143 program at the segment’s Orlando facility. The items involved are an impact switch embedded in certain bomb fuzes that was recalled by a supplier and an incorrect part, called a bellows motor, found to be contained in bomb fuzes manufactured for the U.S. Army utilizing systems which originated before Dayron was acquired by Kaman. The U.S. Army Sustainment Command (USASC), the procurement agency that administers the FMU-143 contract, had authorized warranty rework for the bellows motor matter in late 2004/early 2005, however the segment has not been permitted to finish the rework due to issues raised by the USASC primarily related to administrative matters and requests for verification of the accuracy of test equipment (which accuracy was subsequently verified).

In December 2006, the USASC informed us that it was changing its remedy under the contract from the segment's performance of warranty rework to an "equitable adjustment" of $6.9 million to the contract price. We timely responded to that letter in January 2007 explaining our view that the segment has complied with contract requirements.  In June 2007 the USASC affirmed its position but rescinded its $6.9 million demand (stating that its full costs had not yet been determined) and gave instructions for disposition of the subject fuzes, including both the impact switch and bellows motor-related items, to a Navy facility.

In September 2007, the USASC informed us that it is considering termination of the contract for default and provided an opportunity as required by law for the segment to respond, which we have done. USASC based its action on an allegation that there was a "latent defect" in some fuzes produced due to allegedly unauthorized rework during production.  In October 2007, the USASC purported to revoke acceptance of fuzes in over twenty lots delivered over several years for this reason and has reported that it is continuing to review other lots of previously accepted fuzes, but the USASC has not yet indicated what amounts, if any, it may request for reimbursement from the company.  Management continues to believe that the segment has performed in accordance with the contract and that a termination for default is inappropriate and that it is the government, not the company, that has materially breached the contract. As a result in October 2007, the segment initiated cancellation of its contract with USASC due to USASC’s material breaches of the agreement.

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

HELICOPTERS SEGMENT

The following table presents selected financial data for the Helicopters segment:

	For the Three Months Ended		For the Nine Months Ended
In thousands	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Net sales	$18,220	$15,425	$54,703	$42,140
$ change	2,795	(1,393)	12,563	(13,148)
% change	18.1%	-8.3%	29.8%	-23.8%

Operating income	$2,283	$(1,073)	$1,014	$(4,299)
$ change	3,356	5,539	5,313	791
% change	312.8%	83.8%	123.6%	15.5%
% of net sales	12.5%	-7.0%	1.9%	-10.2%

The higher sales for the Helicopters segment during the third quarter and first nine months of 2007 are a result of a greater volume of work on the depot level maintenance and upgrade program for the Egyptian SH-2G(E) aircraft and the Sikorsky BLACK HAWK helicopter program involving fuselage joining and installation tasks along with various mechanical subassemblies.  The increase in operating income for the three months and nine months ended September 28, 2007 was primarily driven by the increase in sales as well as lower charges on the Australia program during 2007 as compared to 2006.  The segment recorded an additional accrued contract loss of $0.8 million in the third quarter of 2007 as compared to $2.5 million in the third quarter of 2006.  Total charges on the Australia program in 2007 to date were $5.6 million as compared to $7.8 million for 2006.

HELICOPTERS - MAJOR PROGRAMS
Work continued on the SH-2G(A) program for Australia during the third quarter of 2007. This program involves the remanufacture of eleven helicopters with support, including a support services facility, for the Royal Australian Navy. Following a review of the program and possible alternatives initiated by the Commonwealth's Minister of Defence in mid-2006, the Minister announced in May 2007 that the Commonwealth would proceed with the program, "subject to satisfactory contract arrangements." Since that time, in addition to ongoing program activities, the parties have been engaged in discussions aimed at developing a mutual path forward to complete the program. Among the matters being discussed are:

a) the approach that will be taken to completion of formal qualification testing of the Integrated Tactical Avionics System (ITAS) software and payment responsibility for additional work that the Commonwealth may desire;

b) the approach to conducting additional work scope that would assist the Commonwealth in preparing for current Australia aircraft certification requirements and for which it would have payment responsibility.  The company has previously reported on the potential for an additional effort that would involve development and testing of new software and hardware requirements for the aircraft's automatic flight control system at an estimated contract value of $37.7 million. Currently, the parties are working to initiate a portion of such work that would consist of analysis and definition of the nature of the software and hardware revisions described above, however the value and specific scope of this initial effort have not yet been agreed upon; and

c) development of a mutually agreed payment and performance schedule addressing these and other remaining program tasks.

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

The combined contracts have a current anticipated value of $765.0 million. The helicopter production portion of the program is valued at $613.4 million, essentially all of which has been recorded as sales. The associated in-service support center contract has a current anticipated value of $151.6 million, of which 51 percent has been recorded as sales through the third quarter of 2007. Continued cost growth on the production contract has required additional charges to the contract loss reserve including a $0.8 million charge recorded in the third quarter of 2007. This production contract has been in a loss position since 2002. The remaining accrued contract loss as of the end of the third quarter of 2007 was $8.9 million. This contract loss accrual continues to be monitored and adjusted as necessary to reflect the current anticipated cost of completing the contract.

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

The segment continued its work under a program for depot level maintenance and upgrades for nine SH-2G(E) helicopters delivered to the Egyptian government during the 1990s. The total work scope is planned to include depot level maintenance and upgrades for all nine aircraft. Through September 28, 2007, the segment is on contract for approximately $24.5 million of work related to maintenance and upgrades. To date, work for depot level maintenance on four of the aircraft has been completed.

During the first nine months of 2007, the segment continued to work under a contract from the Army Material Research Development and Engineering Command for follow-on work associated with development of the BURRO Unmanned Resupply Helicopter, utilizing the K-MAX helicopter. The contract currently covers work to enhance features of the flight and mission management system and to support BURRO participation in Army demonstrations. Additionally, in the first quarter of 2007, the segment signed an agreement with Lockheed Martin Systems Integration which will provide an opportunity for the parties to work together to develop potential government programs (foreign and domestic), involving the K-MAX helicopter and the BURRO aircraft.

The segment also continues to support K-MAX helicopters that are operating with customers. At the end of the third quarter of 2007, the segment maintained $19.5 million of K-MAX spare parts inventory. Beginning in the fourth quarter of 2007, the company anticipates that it will begin to install the redesigned clutch into the K-MAX as part of the routine maintenance program for the aircraft over the next several years.

SPECIALTY BEARINGS

The following table presents selected financial data for the Specialty Bearings segment:

	For the Three Months Ended		For the Nine Months Ended
In thousands	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Net sales	$30,729	$26,158	$94,179	$79,829
$ change	4,571	3,338	14,350	11,199
% change	17.5%	14.6%	18.0%	16.3%

Operating income	$10,859	$6,975	$31,622	$22,074
$ change	3,884	1,395	9,548	3,023
% change	55.7%	25.0%	43.3%	15.9%
% of net sales	35.3%	26.7%	33.6%	27.7%

The increase in net sales for the third quarter was primarily attributable to higher shipments for our bearings product lines, specifically to customers principally in the military market and regional jet market. The increase in net sales for the first nine months of 2007 was primarily attributable to higher shipments for our bearings product lines, specifically to customers in the commercial aftermarket, regional jet market, commercial engine market and military market.

SPECIALTY BEARINGS - MAJOR PROGRAMS
The bearing product lines have experienced significant growth in the third quarter and first nine months of 2007 as a result of new orders from customers in various markets discussed above. The segment experienced record backlog as of the end of the third quarter of 2007. Although we are focused on maintaining the current customer base, the segment also continues to seek additional sales opportunities and is working toward further market penetration in both domestic and foreign markets. Additionally, the segment has sustained its focus on process improvement and development of operating efficiencies. These endeavors have allowed it to manage its high level of order activity and backlog as well as maintain delivery schedules.

OTHER AEROSPACE MATTERS

In 2006, the company submitted an Offer to Purchase (OTP) to NAVAIR and the General Services Administration to purchase the portion of the Bloomfield campus that Kaman Aerospace Corporation (of which the Helicopters segment forms a part) currently leases from NAVAIR and has operated for several decades for the principal purpose of performing U.S. government contracts.  The OTP is subject to negotiation of terms mutually acceptable to the company and the government that include, in consideration for the transfer of title, the company's assumption of responsibility for environmental remediation at the facility as may be required under the Connecticut Transfer Act. As of the date of this report, management believes that the negotiations are substantially complete and it is expected that in the next several months, various government-required processes for approval of the transaction will be undertaken. Once formal government approval has been obtained and the title transfer documentation has been prepared by the General Services Administration, transfer of title to the property can take place.  Upon such transfer, the company's responsibility for the environmental remediation discussed above will become effective.  In anticipation of the transfer, the company continues its efforts to define the scope of the remediation that will be required by the Connecticut Department of Environmental Protection (CTDEP).  The OTP and the company's lease of the facility have been extended through December 31, 2007 as the process continues.

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

INDUSTRIAL DISTRIBUTION SEGMENT RESULTS

The following table presents selected financial data for the Industrial Distribution segment:

	For the Three Months Ended		For the Nine Months Ended
In thousands	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Net sales	$178,090	$166,746	526,106	$507,799
$ change	11,344	10,297	18,307	37,890
% change	6.8%	6.6%	3.6%	8.1%

Operating income	9,045	$8,590	26,043	$28,663
$ change	455	3,372	(2,620)	6,589
% change	5.3%	64.6%	-9.1%	29.8%
% of net sales	5.1%	5.2%	5.0%	5.6%

The increases in net sales in the third quarter and first nine months of 2007 were primarily driven by greater sales volume in certain customer industries including mining, oil exploration and electrical power generation as well as several new large national accounts, partially offset by a decrease in net sales specifically related to original equipment manufacturers (OEM) and the building materials industry.

The segment experienced an increase in operating income during the third quarter of 2007 as compared to the third quarter of 2006 due to increased sales volume and cost control partially offset by increased costs associated with the new contract wins.  For the first nine months of 2007, despite the increase in sales volume and the associated increase in gross margin, the segment experienced a decrease in operating income. The decrease in operating income was primarily attributable to additional start up costs for new branch openings and other implementation costs the segment has incurred for several new contracts that were awarded in 2007 and late 2006.  Additionally, for the first nine months of 2007 the segment experienced an increase in overall operating expenses and higher personnel costs. The additional gross margin generated by the increase in sales was not sufficient to cover these incremental operating costs.  In the third quarter of 2007, the segment was awarded a four-year renewal contract from Procter & Gamble, one of the segment’s largest national accounts.

THE INDUSTRIAL DISTRIBUTION MARKET
Because of our diverse customer base, our performance tends to track the U.S. Industrial Production Index. We are therefore affected, to a large extent, by the overall business climate of our customer industries, which includes plant capacity utilization levels, and the effect of pricing spikes and/or supply interruptions for basic commodities such as steel and oil. The strength of certain markets varied considerably by industry type in the third quarter and first nine months of 2007. Industries such as food processing, mining, oil exploration and electrical power generation continued to perform well during the third quarter. Other industries have experienced a decline, including the building materials industry with respect to new home construction, OEMs and the automotive industry.

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

Our business is one in which the top tiered participants, including Kaman, continue to expand their market presence due to both consolidation in the ranks of distributors and the inclination of the larger manufacturers to concentrate their purchases through national account arrangements. We also continue to look for additional opportunities in growing markets, particularly the mining, energy and food and beverage industries. Additionally, we continue to explore potential acquisition candidates. Our long-term strategy is to grow the segment by expanding into additional areas that enhance our ability to compete for large regional and national customer accounts. By so doing, we will more clearly establish our business as one that can provide comprehensive services to our customers who are continually focused on streamlining their purchasing operations and consolidating supplier relationships.

IV.           CRITICAL ACCOUNTING ESTIMATES

Preparation of the company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements in the company’s Form 10-K (as amended) for the year ended December 31, 2006, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the company's critical accounting policies and significant estimates in the third quarter of 2007. In the first quarter of 2007, the company adopted the provisions of FIN 48 relative to the methodology for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For additional information regarding FIN 48, see Note 1 of Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

V.	LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes cash flow activity of continuing operations:

In thousands	September 28, 2007	September 29, 2006
Total cash provided by (used in)
Operating activities	$(6,039)	$(14,914)
Investing activities	(14,008)	(9,802)
Financing activities	16,698	20,492
Increase (decrease) in cash	$(3,349)	$(4,224)

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

During the first nine months of 2007, the company continued to rely significantly upon borrowings in order to fund our working capital requirements as well as certain investing and financing activities. Our working capital needs have continued to increase partially as a result of delays in the completion of the Australian SH-2G(A) program. Going forward, we believe that bank borrowings will continue to provide an important source of support for the company's activities. We believe that our current revolving credit agreement, along with cash generated from operating activities, will be sufficient to support our anticipated liquidity requirements.  Additionally, the sale of the Music segment will generate net proceeds after fees and taxes of approximately $100 million, which will initially reduce indebtedness and thereafter be used to pursue strategic objectives.

OPERATING ACTIVITIES
Net cash used in operating activities from continuing operations decreased $8.9 million for the first nine months of 2007 compared to the first nine months of 2006. This decrease was primarily attributable to the higher net earning generated by the company which resulted in lower borrowings to fund working capital requirements in the first nine months of 2007 as compared to the first nine months of 2006.

INVESTING ACTIVITIES
Net cash used in investing activities from continuing operations increased $4.2 million for the first nine months of 2007 compared to the same period of 2006. The primary contributor to this increase was additional cash outflow related to capital expenditures of $1.9 million. Most of these capital expenditures related to the Aerospace Segments as each reporting segment increased its expenditures related to machinery and facilities for the additional work that it has been awarded. Additionally, the Industrial Distribution segment purchased the final 9.2 percent interest in Delamac de Mexico S.A. de C.V. in the first quarter of 2007 for $0.5 million.

FINANCING ACTIVITIES
Net cash provided by financing activities from continuing operations decreased $3.8 million for the first nine months of 2007 compared to the same period of 2006. Total overall borrowings under revolving credit agreements decreased $5.5 million, primarily driven by lower working capital requirements.

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

Total average bank borrowings for the first nine months of 2007 were $81.2 million compared to $82.3 million for the same period in 2006. As of September 28, 2007, there was $88.3 million available for borrowing under the Revolving Credit Agreement. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Agreement. A total of $26.3 million in letters of credit were outstanding under the Revolving Credit Agreement at September 28, 2007, $19.8 million of which is related to the Australia SH-2G(A) program. The letter of credit for the production portion of the Australia program currently has a balance of $16.0 million.

Facility fees and interest rates under the Revolving Credit Agreement are determined on the basis of the company's credit rating from Standard & Poor's. In January 2007, Standard & Poor's re-affirmed the company rating as investment grade BBB- with an outlook of stable. Management believes that this is a favorable rating for a company of our size. Under the terms of the Revolving Credit Agreement, if this rating should decrease, the effect would be to increase facility fees as well as the interest rates charged. The financial covenants related to the Revolving Credit Agreement include a requirement that the company have i) EBITDA, at least equal to 300 percent of net interest expense, on the basis of a rolling four quarters and ii) a ratio of consolidated total indebtedness to total capitalization of not more than 55 percent. The agreement also incorporates a financial covenant which provides that if the company's EBITDA to net interest expense ratio is less than 6 to 1, the ratio of i) accounts receivable and inventory for certain Kaman subsidiaries to ii) the company's consolidated total indebtedness cannot be less than 1.6 to 1. The company remained in compliance with those financial covenants as of and for the three months and nine months ended September 28, 2007. The company further anticipates that after the consummation the agreement with FMIC for the purchase of the Music segment, the company will remain in compliance with financial covenants.

OTHER SOURCES/USES OF CAPITAL
At September 28, 2007, the company had $12.5 million of its 6 percent convertible subordinated debentures outstanding. The debentures are convertible into shares of common stock at any time on or before March 15, 2012 at a conversion price of $23.36 per share, generally at the option of the holder. Pursuant to a sinking fund requirement that began March 15, 1997, the company was required to redeem $1.7 million of the outstanding principal of the debentures each year. Recently, as a result of the increase in the company's stock price, several debenture holders have elected to convert their bonds to shares of common stock. During the first nine months of 2007, a total of 100,202 shares of common stock were issued from treasury for the conversion of 2,341 debentures. The conversion of debentures into common shares typically decreases the amount of outstanding principal that the company must redeem each year. As a result of these conversions, the company has no obligation to redeem any outstanding principal of the debentures in March 2008 when the next sinking fund payment is due. Additionally in the third quarter of 2007, the company increased its quarterly dividend 12 percent from $0.125 per share to $0.14 per share.

In November 2000, the company's board of directors approved a replenishment of the company's stock repurchase program, providing for repurchase of an aggregate of 1.4 million common shares for use in administration of the company's stock plans and for general corporate purposes. There were no shares repurchased during the first nine months of 2007.

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

CONTRACTUAL OBLIGATIONS
There has been no material change outside the ordinary course of business in the company's contractual obligations during the third quarter of 2007. Please see the company's Form 10-K (as amended) for the year ended December 31, 2006 for a discussion of our contractual obligations.

OFF-BALANCE SHEET ARRANGEMENTS
There has been no material change in the company's off-balance sheet arrangements as of the end of the third quarter of 2007. Please see the company's Form 10-K (as amended) for the year ended December 31, 2006 for a discussion of such arrangements.

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

Forward-Looking Statements

This report may contain forward-looking information relating to the company's business and prospects, including the Aerospace, Industrial Distribution and Music businesses, operating cash flow, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of competitions for government programs and thereafter contract negotiations with government authorities, both foreign and domestic; 2) political conditions in countries where the company does or intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) domestic and foreign economic and competitive conditions in markets served by the company, particularly defense, commercial aviation, industrial production and the consumer market for music products; 5) risks associated with successful implementation and ramp up of significant new programs; 6) satisfactory completion of the Australian SH-2G(A) program, including negotiation of payment and performance terms for the balance of the program as well as any additional work scope requested by the Commonwealth; 7) receipt and successful execution of production orders for the JPF U.S. government contract including the exercise of all contract options and receipt of orders from allied militaries, as both have been assumed in connection with goodwill impairment evaluations; 8)  the University of Arizona’s continued failure to succeed in its appeals efforts to overturn the jury verdict that rejected the University's breach of contract claim against  the company;  9) satisfactory resolution of (i) the company’s contract dispute with the U.S. Army procurement agency relating to the FMU-143 program and (ii) the 2005 DCIS investigation of that program; 10) satisfactory results of negotiations with NAVAIR concerning purchase of the company's leased facility in Bloomfield, Conn.; 11) continued support of the existing K-MAX helicopter fleet, including sale of existing K-MAX spare parts inventory; 12) cost growth in connection with environmental remediation activities at the Moosup facility and such potential activities at the Bloomfield facility; 13) whether and when Kaman's music business is sold on the terms set forth in an agreement entered into as of October 27, 2007; 14) profitable integration of acquired businesses into the company's operations; 15) changes in supplier sales or vendor incentive policies; 16) the effect of price increases or decreases; 17) pension plan assumptions and future contributions; 18) future levels of indebtedness and capital expenditures; 19) continued availability of raw materials in adequate supplies; 20) the effects of currency exchange rates and foreign competition on future operations; 21) changes in laws and regulations, taxes, interest rates, inflation rates, general business conditions and other factors; and 22) other risks and uncertainties set forth in the company's annual, quarterly and current reports, and proxy statements. Any forward-looking information provided in this report should be considered with these factors in mind. The company assumes no obligation to update any forward-looking statements contained in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the company’s exposure to market risk during the quarter ended September 28, 2007. Please see the company’s Form 10-K (as amended) for the year ended December 31, 2006 for discussion of the company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 28, 2007. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 28, 2007, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There were no changes in internal controls over financial reporting at the company that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Kaman Corporation and Subsidiaries
Part II – Other Information

Item 1A. Risk Factors

Information regarding risk factors appears in Part I – Item 1A of our Report on Form 10-K (as amended) for the fiscal year ended December 31, 2006 (SEC Accession No. 0000054381-07-000089). There have been no material changes in our risk factors from those disclosed in our Form 10-K (as amended) for 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Equity Securities; Conversion of Convertible Debentures

During the three months period ended September 28, 2007, holders of the company’s 6% Convertible Subordinated Debentures Due 2012 converted a total of 1,366 such debentures into an aggregate of 58,470 shares of the company’s common stock. The company received no cash consideration for the issued shares which were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended, contained in Section 3(a)(9) of such Act.

(c) Purchases of Equity Securities

In November 2000, the company's board of directors approved a replenishment of the company's stock repurchase program providing for repurchase of an aggregate of 1.4 million common shares for use in administration of the company's stock plans and for general corporate purposes.

The following table provides information about purchases of common shares by the company during the three months ended September 28, 2007:

			Total Number
			of Shares	Maximum
			Purchased as	Number of
	Total		Part of	Shares That
	Number	Average	Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Plan	the Plan

06/30/07-
07/27/07	-	-	269,611	1,130,389

07/28/07-
08/24/07	-	-	269,611	1,130,389

08/25/07-
09/28/07	-	-	269,611	1,130,389

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Kaman Corporation and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAMAN CORPORATION
Registrant

Date: November 1, 2007	By: /s/ Paul R. Kuhn
Paul R. Kuhn
Chairman and
Chief Executive Officer
(Duly Authorized Officer)

Date: November 1, 2007	By: /s/ Robert M. Garneau
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