Form 10-K
period 2007-12-31
KAMAN CORP
filed 2008-02-28
CIK 54381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission File No. 0-1093

KAMAN CORPORATION

(Exact name of registrant as specified in its charter)

Connecticut	06-0613548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1332 Blue Hills Avenue

Bloomfield, Connecticut 06002

(Address of principal executive offices)

Registrant’s telephone number, including area code: (860) 243-7100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($1 par value)	The NASDAQ Stock Market, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value on June 29, 2007 (the last business day of the Company’s most recently completed second quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock, was approximately $744,806,447.

At February 1, 2008, there were 25,178,586 shares of Common Stock outstanding.

Documents Incorporated Herein By Reference

Portions of our definitive proxy statement for our 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Kaman Corporation

Index to Form 10-K

Year Ended December 31, 2007

PART I

ITEM 1. BUSINESS

Kaman Corporation, headquartered in Bloomfield, Connecticut, was incorporated in 1945. We are a diversified company that conducts business in the aerospace and industrial distribution markets. The company reports information for itself and its subsidiaries (collectively, the “company”) in five business segments. They are Industrial Distribution and four reporting segments within the aerospace industry: Aerostructures, Fuzing, Helicopters, and Specialty Bearings (collectively, the “Aerospace Segments”).

The combined Aerospace Segments consist primarily of the following operating subsidiaries: Kaman Aerospace Corporation (KAC), Kamatics Corporation, Kaman Dayron, Inc. (Dayron), Plastic Fabricating Company, Inc. (PlasticFab), and RWG Frankenjura-Industrie Flugwerklager GmbH (RWG). Kaman Aerospace Corporation is our principal business unit. Kamatics was established in 1966 as a maker of specialty aircraft bearings. PlasticFab was acquired in 2001, while Kaman Dayron and RWG Bearings were acquired in 2002. In 2005, we realigned KAC and created separate divisions to provide a more focused organizational structure, separating the operating units that were subject to larger prime contractor overheads from the other operating units. The divisions of Kaman Aerospace Corporation are Aerostructures, Fuzing and Helicopters.

A discussion of 2007 developments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Aerostructures Segment

The Aerostructures segment has been a supplier of commercial and military aircraft structures and subsystems for over 50 years. Our product portfolio currently consists of metallic and composite detail parts, minor and major subassemblies, flight control surfaces, composite interiors and fuselage and wing structures. Our service offerings range from build-to-print manufacturing, to major structural assembly, to full production integration, including procurement and installation of wiring and sub-systems. We currently perform work on many major commercial and military platforms including the Boeing 767, 777 & 787, the Boeing C-17 and the Sikorsky UH-60. Work for Boeing and Sikorsky comprised 87.8% of total segment sales in 2007. Other customers include Bell Helicopter, Spirit AeroSystems and Shenyang Aircraft Corporation. Operations are conducted in Jacksonville, FL and at our PlasticFab facility in Wichita, KS.

We have made, and continue to make, strategic investments in composite technology and machining capabilities. This combined with the expansion of our supply chain and program management organizations as well as a commitment to achieving operational excellence allows us to offer our customers an integrated solution offering for their aerostructures needs.

Fuzing Segment

The Fuzing segment, which includes Dayron’s operations, manufactures products for military and commercial markets, primarily related to military safe, arm and fuzing devices for several missile and bomb programs; as well as precision non-contact measuring systems for industrial and scientific use; and high reliability memory systems for airborne, shipboard, and ground-based programs. One of the key programs of the Fuzing segment is the Joint Programmable Fuze (FMU-152 A/B) used in the MK80 series bombs, BLU-109 and in conjunction with JDAM and Paveway weapon kits.

Our capabilities include the design, development, test and manufacture of fuzing products. Our year round test facility is equipped with projectile velocity measurement equipment, projectile impact media, high-speed photographic equipment and lighting for night firing and tests. We are forward-looking and growth-oriented, pursuing and applying innovations in development and manufacturing technology. Our vision to grow employs organic resources, teaming, co-development and co-production relationships with other qualified companies and government and university research agencies.

Principal customers include the U.S. military, Boeing, Lockheed Martin and Raytheon. Operations are conducted at the Middletown, Connecticut; Orlando, Florida; and Tucson, Arizona facilities.

Helicopters Segment

The Helicopters segment, with our manufacturing capabilities and highly experienced people, markets our helicopter engineering expertise and performs subcontract work for other prime aerospace manufacturers. This includes the designing, testing, certifying, and delivery of major assemblies, complex components, subassemblies, and detail parts. We also refurbish, provide upgrades for and otherwise support Kaman SH-2G maritime helicopters operating with foreign militaries. Our K-MAX® “aerial truck” helicopter is used to perform repetitive external lifting and is operated by commercial customers in several countries. The SH-2G aircraft is currently in service with the Egyptian Air Force and the New Zealand and Polish navies. Operations are primarily conducted at the Bloomfield, Connecticut facility.

Our two largest programs currently are for the Royal Australian Navy and the Egyptian Air Force. These programs constituted approx 47.6% of total 2007 segment sales.

Specialty Bearings Segment

The Specialty Bearings segment, which includes Kamatics’ and RWG’s operations, manufactures high-performance mechanical products used in aviation, marine, hydropower, and other industrial applications. These products are used as original equipment and/or specified as replacement parts by the manufacturers of nearly every military and commercial aircraft manufactured in North and South America and Europe. Our engineering services are available for unique high performance applications requiring innovation and advanced technology. We operate in highly automated manufacturing facilities that allow us to produce our products reliably and efficiently. These products are primarily proprietary self-lubricated bearings for aircraft flight controls, turbine engines, and landing gear; driveline couplings for helicopters; self-lubricated bearings for hydropower installations, ships and submarines; and composite “flyer bows” used in the wire industry. The range of Specialty Bearings’ products includes:

•	KAron® Bearings - self-lubricating bearings for aircraft and marine use;
•	FraSlip® Bearings - self-lubricating bearings for aircraft and industrial use;
•	KAron® Hydropower Bearings - ideally suited for demanding hydropower applications;
•	KAflex® Couplings - driveshafts and couplings used in helicopters; and
•	Composite Flyer Bows - high-strength processing devices for the wire making industry including the Back Bone Bow®.

The Specialty Bearings segment also manufactures proprietary custom designed and manufactured rolling element and plain bearings for aerospace applications.

Operations for the Specialty Bearings segment are conducted at the Bloomfield, Connecticut and Dachsbach, Germany facilities.

Industrial Distribution Segment

Kaman Industrial Technologies brings our commitment to technological leadership and value-added services to the Industrial Distribution business. The Industrial Distribution segment is the third largest power transmission/motion control industrial distributor in North America. We provide products including bearings, mechanical and electrical power transmission, fluid power, motion control and materials handling components to a broad spectrum of industrial markets throughout North America. Locations consist of nearly 200 branches, distribution centers and call centers across the United States and in Canada and Mexico. We offer approximately three million items, as well as value-added services, to a base of approximately 50,000 customers representing a highly diversified cross-section of North American industry.

Divestiture of the Music Segment

On December 31, 2007, we completed the previously announced sale of all of the capital stock of our wholly owned subsidiary, Kaman Music Corporation, to Fender Musical Instruments Corporation (“FMIC” or “Fender”). Pursuant to the terms of the stock purchase agreement, as amended, we received $119.5 million in cash, which includes the purchase price of $117.0 million and certain working capital and cash adjustments made at closing as set forth in the stock purchase agreement. The purchase price is subject to additional specified post closing purchase price adjustments. As of our third quarter 2007 Form 10-Q, the segment qualified for discontinued operations presentation. As a result, in this report we have presented the results of operations and consolidated financial position of this segment as discontinued operations within the consolidated financial statements for all periods presented.

FINANCIAL INFORMATION ABOUT OUR SEGMENTS

Financial information about our segments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 19, Segment and Geographic Information, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

PRINCIPAL PRODUCTS AND SERVICES

The following is information for the three preceding years concerning the percentage contribution of each business segment’s products and services to the company’s consolidated net sales:

	Years Ended December 31,
	2007	2006	2005
Aerostructures	9.4%	7.9%	6.1%
Fuzing	8.1%	7.2%	7.0%
Helicopters	6.6%	7.1%	8.4%
Specialty Bearings	11.4%	10.7%	10.1%

Subtotal Aerospace	35.5%	32.9%	31.6%
Industrial Distribution	64.5%	67.1%	68.4%

Total	100.0%	100.0%	100.0%

AVAILABILITY OF RAW MATERIALS

While we believe we have sufficient sources for the materials, components, services and supplies used in our manufacturing, we are highly dependent on the availability of essential materials, parts and subassemblies from our suppliers and subcontractors. The most important raw materials required for our aerospace products are aluminum (sheet, plate, forgings and extrusions), titanium, nickel, copper and composites. Many major components and product equipment items are procured or subcontracted on a sole-source basis with a number of domestic and non-U.S. companies. Although alternative sources generally exist for these raw materials, qualification of the sources could take a year or more. We are dependent upon the ability of a large number of suppliers and subcontractors to meet performance specifications, quality standards and delivery schedules at anticipated costs. While we maintain an extensive qualification system to control risk associated with such reliance on third parties, failure of suppliers or subcontractors to meet commitments could adversely affect production schedules and contract profitability, while jeopardizing our ability to fulfill commitments to our customers. Although recent high prices for some raw materials important to some of our businesses (steel, copper, aluminum, titanium and nickel) have caused margin and cost pressures, we do not foresee any near term unavailability of materials, components or supplies that would have an adverse effect on our business, or on any of our business segments. For further discussion of the possible effects of changes in the cost or availability of raw materials on our business, see Item 1A, “Risk Factors” in this Form 10-K.

PATENTS AND TRADEMARKS

We hold patents and trademarks reflecting functional, design and technical accomplishments in a wide range of areas covering both basic production of certain aerospace products as well as highly specialized devices and advanced technology products in defense related and commercial fields.

Although the company’s patents and trademarks enhance our competitive position, we believe that none of such patents or trademarks is singularly or as a group essential to our business as a whole. We hold or have applied for U.S. and foreign patents with expiration dates that range through the year 2025.

Registered trademarks of Kaman Corporation include KAflex, KAron, and K-MAX. In all, we maintain 24 U.S. and foreign trademarks.

BACKLOG

Our entire backlog is attributable to the Aerospace Segments. We anticipate that approximately 66.1% of our backlog at the end of 2007 will be performed in 2008. Approximately 57.0% of the backlog at the end of 2007 is related to U.S. Government contracts or subcontracts, which are included in backlog to the extent that the government orders are firm but not yet funded or contracts that are awarded but not yet signed. Virtually all of these government contracts or subcontracts have been signed.

Total backlog, the portion of the backlog we expect to complete in 2008, and the portion of the backlog represented by U.S. Government contracts for each of the Aerospace Segments, are as follows:

In thousands	Total Backlog at December 31, 2007	2007 Backlog to be completed in 2008	% U.S. Government	Total Backlog at December 31, 2006	Total Backlog at December 31, 2005
Aerostructures	$130,598	$100,404	83.3%	$84,178	$109,347
Fuzing	140,872	89,641	98.6%	169,742	91,717
Helicopters	106,269	40,595	10.0%	116,028	103,605
Specialty Bearings	96,790	83,234	12.6%	80,646	69,217

Total	$474,529	$313,874	57.0%	$450,594	$373,886

GOVERNMENT CONTRACTS

During 2007, approximately 92.2% of the work performed by the company directly or indirectly for the U.S. government was performed on a fixed-price basis and the balance was performed on a cost-reimbursement basis. Under a fixed-price contract, the price paid to the contractor is negotiated at the outset of the contract and is not generally subject to adjustment to reflect the actual costs incurred by the contractor in the performance of the contract. Cost reimbursement contracts provide for the reimbursement of allowable costs and an additional negotiated fee.

The company’s U.S. government contracts and subcontracts contain the usual required provisions permitting termination at any time for the convenience of the government with payment for work completed and associated profit at the time of termination.

COMPETITION

The reporting segments within the aerospace industry operate in a competitive environment with many other domestic and foreign organizations and are also affected by the political and economic circumstances of their potential foreign customers.

The Aerostructures segment competes for aircraft structures and components business on the basis of price, product quality, and our past performance. Competitors for this business range from small machine shops, to Tier I suppliers such as Spirit Aerosystems, and offshore competitors.

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

The Specialty Bearings segment competes for its specialty aircraft bearing business based on quality and proprietary knowledge, product endurance, delivery lead-time, and special performance characteristics.

The Industrial Distribution segment competes for business with several other national distributors, two of which are substantially larger, and with many regional and local organizations. In addition, we compete with low-cost industrial products manufactured off shore and introduced into the U.S. market from a number of sources. Competitive forces have intensified due to the increasing importance of large national accounts and the increasing consolidation in supplier relationships. We compete for business on the basis of price, performance and value added services that we are able to provide as one of the largest national distributors in the North America.

RESEARCH AND DEVELOPMENT EXPENDITURES

Government sponsored research expenditures (which are included in cost of sales) were $2.6 million in 2007, $4.4 million in 2006, and $7.0 million in 2005. Independent research and development expenditures (which are included in selling, general and administrative expenses) were $3.3 million in 2007, $3.3 million in 2006, and $2.6 million in 2005.

COMPLIANCE WITH ENVIRONMENTAL PROTECTION LAWS

We are subject to the usual reviews, inspections and enforcement actions by various federal and state environmental and enforcement agencies and have entered into agreements and consent decrees at various times in connection with such reviews. In addition, we engage in various environmental studies and investigations and, where legally required to do so, undertake appropriate remedial actions at facilities we own or control, either voluntarily or in connection with the acquisition, disposal or operation of such facilities.

Such studies and investigations are ongoing at the company’s Bloomfield, and Moosup, Connecticut facilities with voluntary remediation activities also being undertaken at the Moosup facility. We have cooperated with the U.S. Government in the environmental studies required to be undertaken by the Government in connection with the Government’s proposed sale of its Bloomfield facility to the company. As a result of such studies, we are in the process of identifying various voluntary remediation activities that we would agree to undertake in connection with a completed purchase of the facility, which relate principally to items that are required under the Connecticut Transfer Act (the Act) upon a legal transfer of the property’s ownership. This item is discussed in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (Helicopters Segment) and in Item 2 (Properties).

Also, in preparation for disposition of the Moosup facility, we have sought and obtained the conditional approval of the State of Connecticut Department of Environmental Protection (CTDEP) to a reclassification of the groundwater in the vicinity to be consistent with the industrial character of the area. The company has substantially completed work related to such ground water reclassification (including connection of certain neighboring properties to public drinking water) in coordination with CTDEP and local authorities. We anticipate that the project will be completed in 2008.

In connection with our sale of the Music segment, we assumed responsibility for meeting certain requirements of the Act that apply to the leased guitar manufacturing facility (Ovation) located in New Hartford, Connecticut, which was transferred as part of the sale. Under the Act, we are required to assess the environmental conditions of the site and remediate environmental impairments, if any, caused by Ovation’s operations. The site consists of a multi-tenant industrial park, in which Ovation and other unrelated entities lease space. We are in the process of assessing the environmental conditions at the site and determining our share of the cost of whatever environmental remediation may be required, if any. We currently estimate our share of the cost to assess the environmental conditions and remediate this property will be approximately $2.2 million, and this amount has been included in the determination of the net gain on the sale of Music.

With respect to all other matters that may currently be pending, in the opinion of management, based on our analysis of relevant facts and circumstances, compliance with relevant environmental protection laws is not likely to have a material adverse effect upon our capital expenditures, earnings or competitive position. In arriving at this conclusion, we have taken into consideration site-specific information available regarding total costs of any work to be performed, and the extent of work previously performed. Where we have been identified as a “potentially responsible party” (PRP) by environmental authorities at a particular site, we, using information available to us, also have reviewed and considered a number of other factors, including: (i) the financial resources of other PRPs involved in each site, and their proportionate share of the total volume of waste at the site; (ii) the existence of insurance, if any, and the financial viability of the insurers; and (iii) the success others have had in receiving reimbursement for similar costs under similar insurance policies issued during the periods applicable to each site. No such matters were outstanding at the end of 2007.

EMPLOYEES

As of December 31, 2007, the company employed 3,618 individuals throughout its business segments and corporate headquarters.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Financial information about geographic areas is included in Note 19, Segment and Geographic Information, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

AVAILABLE INFORMATION

We are subject to the reporting requirements of the Exchange Act and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”). Copies of these reports, proxy statements and other information can be read and copied at:

SEC Public Reference Room

100 F Street NE

Washington, D.C. 20549

Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at http://www.sec.gov.

We make available, free of charge on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, proxy statements, and current reports on Form 8-K as well as amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, together with Section 16 insider beneficial stock ownership reports, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the SEC. These documents are posted on our website at www.kaman.com — select the “Investors & Media” link and then the “SEC Documents” link. The information contained in the company’s website is not intended to be incorporated into this Form 10-K.

We also make available, free of charge on our website, the Certificate of Incorporation, Bylaws, Governance Principles and all Board of Directors’ standing Committee Charters (including Audit, Corporate Governance, Personnel & Compensation and Finance). These documents are posted on our website at www.kaman.com — select the “Corporate Governance” link.

ITEM 1A. RISK FACTORS

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to, those set forth below, any one of which could cause our actual results to vary materially from recent results or anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion in “Forward Looking Statements” in Part 1 of this Form 10-K.

Our financial performance is dependent on the conditions of the aerospace industry.

The combined Aerospace Segments’ results are directly tied to the economic conditions in the commercial aviation and defense industries. As a result, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled, which could put a portion of our backlog at risk. Additionally, a significant amount of work that we perform under contract tends to be for a few large customers.

The aviation industry tends to be cyclical, and capital spending by airlines and aircraft manufacturers may be influenced by a variety of factors including current and future traffic levels, aircraft fuel pricing, labor issues, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, worldwide airline profits and backlog levels.

The defense industry is also affected by a changing global political environment, continued pressure on U.S. and global defense spending, U.S. foreign policy and the level of activity in military flight operations. Changes to the defense industry could have a material impact on several of our current aerospace programs, which would adversely affect our operating results. To mitigate these risks, we have worked to expand our customer and product base to include both commercial and military markets.

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

The aerospace markets in which we participate are highly competitive and we often compete for work not only with large OEMs but also sometimes with our own customers and suppliers. Many of our large customers may choose not to outsource production due to, among other things, their own direct labor and overhead considerations and capacity utilization at their own facilities. This would result in these customers supplying their own products or services and competing directly with us for sales of these products or services, all of which could significantly reduce our revenues.

Our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas and we may not have the technology, cost structure, or available resources to effectively compete in the market. We believe that developing and maintaining a competitive advantage will require continued investment in product development, engineering, supply chain management and sales and marketing, and we may not have enough resources to make the necessary investments to do so.

We are also facing increased international competition. Further, our significant customers have in the past used, and may attempt in the future to use, their position to negotiate a reduction in price of a particular product regardless of the terms of an existing contract.

For these reasons, we may not be able to compete successfully in this market or against such competitors. Our strategies for our aerospace segments allow us to continue to effectively compete for key contracts and customers. For additional information on this topic, see Item 1 “Business — Competition” of this Form 10-K.

Estimates of future costs for long-term contracts impact our current operating results and profits.

For long-term contracts we generally recognize sales and gross margin based on the percentage-of-completion method of accounting. This method allows for revenue recognition as our work progresses on a contract.

The percentage-of-completion method requires that we estimate future revenues and costs over the life of a contract. Revenues are estimated based upon the original contract price, with consideration being given to exercised contract options, change orders and, in some cases, projected customer requirements. Contract costs may be incurred over a period of several years, and the estimation of these costs requires significant judgment based upon the acquired knowledge and experience of program managers, engineers, and financial professionals. Estimated costs are based primarily on anticipated purchase contract terms, historical performance trends, business base and other economic projections. The complexity of certain programs as well as technical risks and the availability of materials and labor resources could affect the company’s ability to estimate future contract costs. Additional factors that could affect recognition of revenue under the percentage-of-completion method include:

•	Accounting for start-up costs;
•	The effect of non-recurring work;
•	Delayed contract start-up;
•	Transition of work from the customer or other vendors;
•	Claims or unapproved change orders;
•	Product warranty issues;
•	Delayed completion of certain programs for which inventory has been built up; and,
•	Accrual of contract losses.

Because of the significance of the judgments and estimation processes, it is likely that materially different sales and profit amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance. We perform quarterly reviews of our long-term contracts to help us to address and lessen the effects of these risks.

The cost and effort to start-up new programs could negatively impact our current operating results and profits.

In recent years, the company has been ramping up several new programs. These include, but are not limited to, a contract for production of the composite flight deck floor, as well as metal and composite bonded panels for the vertical stabilizer, for the Boeing 787 Dreamliner, and a contract to manufacture and assemble composite tail rotor pylons for Sikorsky MH-92 helicopters.

The time required and cost incurred to get a new program underway can be significant and includes non-recurring costs for tooling, first article testing, finalizing drawings and engineering specifications and hiring new employees able to perform the technical work required. New programs typically involve greater volume of scrap, higher overhead rates due to inefficiencies, delays in production, and learning curves that are more extended than anticipated, all of which can impact current period results. We have been working with our customers and leveraging off of our years of experience to effectively ramp up these new programs.

We are continuing to work on the Australian SH-2G(A) program for the Royal Australian Navy but thus far have not delivered the first fully capable aircraft.

Work continued on the SH-2G(A) program for Australia during 2007. This program involves the remanufacture of eleven helicopters with support, including a support services facility, for the Royal Australian Navy. Following a review of the program and possible alternatives initiated by the Commonwealth’s Minister of Defence in mid-2006, the Minister announced in May 2007 that the Commonwealth would proceed with the program, “subject to satisfactory contract arrangements.” Since that time, in addition to ongoing program activities, the parties have been engaged in discussions aimed at developing a mutually acceptable path forward to complete the program.

The contract dispute resolution process initiated by the Commonwealth in January 2007, which the parties subsequently agreed to suspend with a mutual waiver of applicable statutes of limitation periods, continues to be outstanding. The Commonwealth’s principal assertions are that the helicopters have not been delivered in a timely manner and the design of the helicopter, particularly the automatic flight control system, is inadequate from a safety perspective. Management believes that its obligations to the Commonwealth under the program are being performed and the design of the SH-2G(A) is safe and proper as demonstrated by the significant operational history of this aircraft type with several countries, including the United States, Egypt, New Zealand, and Poland.

This matter is more fully discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in Item 7 of this Form 10-K and in “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

The final delivery of a fully capable aircraft has been delayed for several years initially due to the complexities of the Integrated Tactical Avionics System (ITAS) software and due to the Commonwealth’s concerns regarding the program. Through 2007, we have recorded a significant amount of contract loss charges and any further delay could result in additional charges in the future.

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

•

Our contract costs are subject to audits by U.S. Government agencies. The costs we incur on our U.S. Government contracts, including allocated indirect costs, may be audited by U.S. Government representatives. These audits may result in adjustments to our contract costs. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and such costs already reimbursed must be refunded. We normally negotiate with the U.S. Government representatives before settling on final adjustments to our contract costs. We have recorded contract revenues based upon costs we expect to realize upon final audit. However, we do not know the outcome of any future audits and adjustments and we may be required to reduce our revenues or profits upon completion and final negotiation of these audits. If any audit shows improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government.

•

Our business is subject to potential U.S. Government inquiries and investigations. We are from time to time subject to certain routine U.S. Government inquiries and investigations of our business practices due to our participation in government contracts. Any adverse finding associated with such an inquiry or investigation could have a material adverse effect on our results of operations and financial condition.

The price volatility and availability of raw material could increase our operating costs and adversely impact our profits.

We rely on foreign and domestic suppliers and commodity markets to secure raw materials used in many of the products we manufacture within the combined Aerospace Segments or sell within our Industrial Distribution segment. This exposes us to volatility in the price and availability of raw materials. In some instances, we depend upon a single source of supply. A disruption in deliveries from our suppliers, price increases, or decreased availability of raw materials or commodities could adversely affect our ability to meet our commitments to customers. This could also have an impact on our operating costs as well as our operating income. We try to base our supply management process on an appropriate balancing of the foreseeable risks and the costs of alternative practices. We also try to pass on increases in our costs but our ability to do so depends on contract terms and market conditions. Raising our prices could result in decreased sales volume, which could significantly reduce our profitability. All of these factors may have an adverse effect on our results of operations or financial condition. To mitigate these risks, we negotiate long-term agreements for materials, when possible.

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

These factors could have a material adverse effect on our business, financial condition and operating results. Consideration paid for any future acquisitions could include our stock or require that we incur additional debt and contingent liabilities. As a result, future acquisitions could cause dilution of existing equity interests and earnings per share. Before we enter into any acquisition, we perform significant due diligence to ensure the potential acquisition fits with our strategic objectives. In addition, we ensure that we have adequate resources to transition the newly acquired company efficiently.

We rely on the experience and expertise of our skilled employees, and must continue to attract and retain qualified technical, marketing and managerial personnel in order to succeed.

Our future success will depend largely upon our ability to attract and retain highly skilled technical, managerial and marketing personnel. There is significant competition for such personnel in the aerospace and industrial distribution industries. We try to ensure that we offer competitive compensation and benefits as well as opportunities for continued development. There can be no assurance that we will continue to be successful in attracting and retaining the personnel we require to develop new and enhanced products and to continue to grow and operate profitably. We continue to work to recruit and train new personnel as well as maintain our existing employee base.

We are subject to litigation that could adversely affect our operating results.

Our financial results may be affected by the outcome of legal proceedings and other contingencies that cannot be predicted. In accordance with generally accepted accounting principles, if a liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time, we will make an estimate of material loss contingencies and establish reserves based on our assessment. Subsequent developments in legal proceedings may affect our assessment. The estimates of a loss contingency recorded in our financial statements could adversely affect our results of operations in the period in which a liability would be recognized. This could also have an adverse impact on our cash flows in the period during which damages would be paid. As of December 31, 2007, the company does not have any loss contingency recorded with respect to any pending litigation, as we do not believe that we have met the criteria to establish such a liability for any pending litigation matter.

We rely upon growth in our Industrial Distribution segment through development of national account relationships.

Over the past several years, more companies have begun to consolidate their purchases of industrial products, resulting in their doing such business with only a few major distributors rather than a large number of vendors. Through our national accounts strategy we have worked hard to develop the relationships necessary to be one of those major suppliers. Competition relative to these types of arrangements is significant. If we are not awarded additional national accounts in the future, our sales volume would be negatively impacted which may result in lower gross margins and weaker operating results. Additionally, national accounts typically require an increased level of customer service as well as investments in the form of opening of new branches to meet our customers’ needs. The cost and time associated with these activities could be significant and if the relationship is not maintained we could ultimately not make a return on these investments. One of our key strategies has been to increase our national account presence. Thus far, we have been successful with our strategy with the addition of several new large national accounts since late 2006. We will continue to focus on this endeavor through 2008.

We could be negatively impacted by the loss of key suppliers, lack of product availability, or changes in supplier programs that could adversely affect our operating results.

Our Industrial Distribution business depends on maintaining sufficient supply of various products to meet our customers’ demands. We have several long-standing relationships with key product suppliers but these relationships are non-exclusive and could be terminated by either party. If we lost a key supplier, or were unable to obtain the same levels of deliveries from these suppliers and were unable to supplement those purchases with products obtained from other suppliers, it could have a material adverse effect on our business. Supply interruptions could arise from shortages of raw materials, labor disputes or weather conditions affecting suppliers’ production, transportation disruptions, or other reasons beyond our control. Even if we continue with our current supplier relationships, high demand for certain products may result in us being unable to meet our customers’ demand, which could put us at a competitive disadvantage. Additionally our key suppliers could also increase pricing of their products, which would negatively affect our operating results if we were not able to pass these price increases through to our customers. We engage in strategic inventory purchases during the year, negotiate long-term vendor supply agreements and monitor our inventory levels to ensure that we have the appropriate inventory on hand to meet our customers’ requirements.

Our revenue and quarterly results may fluctuate, which could adversely affect our stock price.

We have experienced, and may in the future experience, significant fluctuations in our quarterly operating results that may be caused by many factors. These factors include but are not limited to:

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

During 2007, foreign sales were 14.0 percent of our total revenues. If our customers’ buying patterns, including decision-making processes, timing of expected deliveries and timing of new projects, unfavorably change due to economic or political conditions, there could be an adverse effect on our business. Other potential risks inherent in our foreign business include:

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

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking information relating to the company’s business and prospects, including the Aerospace and Industrial Distribution businesses, operating cash flow, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of competitions for government programs and thereafter contract negotiations with government authorities, both foreign and domestic; 2) political conditions in countries where the company does or intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) domestic and foreign economic and competitive conditions in markets served by the company, particularly the defense, commercial aviation and industrial production markets; 5) risks associated with successful implementation and ramp up of significant new programs; 6) satisfactory completion of the Australian SH-2G(A) program, including negotiation of payment and performance terms for the balance of the program as well as any additional work scope requested by the Commonwealth; 7) receipt and successful execution of production orders for the JPF U.S. government contract including the exercise of all contract options and receipt of orders from allied militaries, as both have been assumed in connection with goodwill impairment evaluations; 8) the University of Arizona’s continued failure to succeed in its appeals efforts to overturn the jury verdict that rejected the University’s breach of contract claim against the company; 9) satisfactory resolution of the company’s contract dispute with the U.S. Army procurement agency relating to the FMU-143 program; 10) continued support of the existing K-MAX helicopter fleet, including sale of existing K-MAX spare parts inventory; 11) cost growth in connection with environmental remediation activities at the Moosup, CT and New Hartford, CT facilities and such potential activities at the Bloomfield, CT facility; 12) profitable integration of acquired businesses into the company’s operations; 13) changes in supplier sales or vendor incentive policies; 14) the effect of price increases or decreases; 15) pension plan assumptions and future contributions; 16) future levels of indebtedness and capital expenditures; 17) continued availability of raw materials in adequate supplies; 18) the effects of currency exchange rates and foreign competition on future operations; 19) changes in laws and regulations, taxes, interest rates, inflation rates, general business conditions and other factors; and 20) other risks and uncertainties set forth in the company’s annual, quarterly and current reports, and proxy statements. Any forward-looking information provided in this report should be considered with these factors in mind. The company assumes no obligation to update any forward-looking statements contained in this report.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our facilities are generally suitable for, and adequate to serve, their intended uses. At December 31, 2007, our business segments occupied major facilities at the following principal locations:

Segment	Location	Property Type
Aerostructures	Jacksonville, Florida; Wichita, Kansas	Manufacturing & Office

Fuzing	Middletown, Connecticut; Orlando, Florida; Tuscon, Arizona	Manufacturing & Office

Helicopters	Bloomfield, Connecticut; New South Wales, Australia	Manufacturing, Office & Service Center

Specialty Bearings	Bloomfield, Connecticut; Dachsbach, Germany	Manufacturing & Office

Industrial Distribution (1)	Windsor, Connecticut; Ontario, California; Albany, New York; Salt Lake City, Utah; Louisville, Kentucky; Mexico City, Mexico; Ontario, Canada; British Columbia, Canada	Distribution Centers & Office

Corporate	Bloomfield, Connecticut	Office

Square Feet in thousands	Total
Aerostructures segment	338,335
Fuzing segment	342,848
Helicopters segment (2)	463,713
Specialty Bearings segment	201,481
Subtotal Aerospace Segments	1,346,377
Industrial Distribution segment	1,509,772
Corporate Headquarters (3,4)	619,556
Total	3,475,705

(1)	Branches for the Industrial Distribution segment are located across the United States, Canada and Mexico.

(2)

The U.S. Government owns 154 thousand square feet of the space occupied by Kaman Aerospace Corporation in Bloomfield, Connecticut in accordance with a Facilities Lease Agreement. The company continues to work with NAVAIR and the General Services Administration toward completing an agreement for the company’s purchase of the facility. Additional information relative to this matter is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 16, Commitments and Contingencies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(3)	We occupy a 40 thousand square foot corporate headquarters building in Bloomfield, Connecticut and own another 76 thousand square foot mixed use building that is currently leased to Fender in connection with their acquisition of the Music segment on December 31, 2007. The maximum lease term is 2 years.

(4)	Approximately 500 thousand square feet of space included in the corporate square footage is attributable to a facility located in Moosup, Connecticut, that was closed in 2003 and is being held for disposition.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the company is subject to various claims and suits arising out of the ordinary course of business, including commercial, employment and environmental matters. We do not expect that the resolution of these matters would have a material adverse effect on our consolidated financial position. Although not material, certain legal proceedings that relate to specific segments of our company are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 16, Commitments and Contingencies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Other legal proceedings or enforcement actions relating to environmental matters, if any, are discussed in the section of Item 1 entitled Compliance with Environmental Protection Laws.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

                 MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

Our Common Stock is traded on the NASDAQ Global Market under the symbol “KAMN”.

HOLDERS OF COMMON STOCK

As of February 1, 2008, there were 4,186 registered holders of our Common Stock.

INVESTOR SERVICES PROGRAM

Holders of the company’s Common Stock are eligible to participate in the Mellon Investor Services Program administered by Mellon Bank, N.A. The program offers a variety of services including dividend reinvestment. A booklet describing the program may be obtained by contacting Mellon at (800) 227-0291 or via the web at www.melloninvestor.com.

QUARTERLY COMMON STOCK INFORMATION
	High	Low	Close	Dividend Declared
2007
First	$24.41	$21.38	$23.31	$0.125
Second	32.59	22.89	31.19	0.125
Third	37.64	29.54	34.56	0.140
Fourth	39.31	30.08	36.81	0.140
2006
First	$25.45	$18.91	$25.16	$0.125
Second	25.69	15.52	18.20	0.125
Third	19.00	17.25	18.01	0.125
Fourth	24.50	17.70	22.39	0.125

NASDAQ market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

ISSUER PURCHASES OF EQUITY SECURITIES

(a) Sales of Equity Securities; Conversion of Convertible Debentures

On November 26, 2007 we issued a redemption notice calling for the full redemption on December 20, 2007, of all $11.2 million of the outstanding 6% Convertible Subordinated Debentures due 2012 at a redemption price of 100% of principal amount plus accrued interest to December 20, 2007. The Debentures were convertible until the close of business on December 17, 2007, into shares of the company’s Common Stock at the conversion price of $23.36 per share.

From the date of the announcement to December 17, 2007, holders converted a total of 10,985 debentures, with a value of $11.0 million, into an aggregate of 470,226 shares of the company’s common stock. There were additional conversions during the fourth quarter of 2007 prior to the redemption announcement of 1,342 debentures for a total of 57,445 shares of common stock. Total conversions for the fourth quarter of 2007 were

12,327 debentures into an aggregate of 527,671 of the company’s common stock. We received no cash consideration for the issued shares, which were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended, contained in Section 3(a)(9) of such Act. On December 20, 2007, we paid $0.2 million for the redemption of the remaining 179 debentures outstanding.

(b) In November 2000, our board of directors approved a replenishment of the company’s stock repurchase program providing for repurchase of an aggregate of 1.4 million shares of Common Stock for use in the administration of our stock plans and for general corporate purposes. The following table provides information about purchases of Common Stock by the company during the three months ended December 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publically Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
9/29/07-
10/26/2007	-	-	269,611	1,130,389

10/27/2007-
11/23/2007	-	-	269,611	1,130,389

11/24/07-
12/31/2007	-	-	269,611	1,130,389

PERFORMANCE GRAPH

Following is a comparison of our total shareholder return for the period 2002 – 2007 compared to the S&P 600 Small Cap Index, the Russell 2000 Small Cap Index, and the NASDAQ Non-Financial Composite Index. The performance graph does not include a published industry or line-of-business index or peer group of similar issuers because during the performance period the company was conducting operations in three lines of business and we do not believe a meaningful industry index or peer group can be reasonably identified. Accordingly, as permitted by regulation, the graph includes the S&P 600 Small Cap Index, the Russell 2000 Small Cap Index, both of which are comprised of issuers with generally similar market capitalizations to that of the company, and the NASDAQ Non-Financial index calculated by the exchange on which company shares are traded.

	2002	2003	2004	2005	2006	2007
Kaman	100.0	115.7	115.0	179.0	203.6	334.6
S&P 600	100.0	137.5	167.3	178.4	203.5	201.0
Russell 2000	100.0	145.4	170.5	175.7	205.6	200.0
NASDAQ Non Financial	100.0	155.7	180.8	180.6	203.0	211.6

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL DATA

(in thousands except per share amounts, shareholders and employees)

	2007 [1,7]	2006 [1]	2005 [1],2,3,4	2004 [1,5]	2003 [1,6]
OPERATIONS
Net sales from continuing operations	$1,086,031	$991,422	$909,878	$834,191	$749,057
Net gain (loss) on sale of product lines and other assets	2,579	(52)	(27)	199	18,163
Operating income (loss) from continuing operations	64,728	47,822	19,741	(23,615)	26,593
Earnings (loss) before income taxes from continuing operations	57,527	40,660	15,817	(28,225)	22,345
Income tax benefit (expense)	(21,036)	(16,017)	(10,743)	9,599	(8,819)
Net earnings (loss) from continuing operations	36,491	24,643	5,074	(18,626)	13,526
Net earnings from discontinued operations, net of taxes	7,890	7,143	7,954	6,804	5,879
Gain on disposal of discontinued operations, net of taxes	11,538	-	-	-	-
Net earnings (loss)	$55,919	$31,786	$13,028	$(11,822)	$19,405

FINANCIAL POSITION
Current assets	$491,629	$513,231	$496,403	$468,406	$436,894
Current liabilities	182,631	199,126	223,722	226,297	160,681
Working capital	308,998	314,105	272,681	242,109	276,213
Property, plant and equipment, net	53,645	49,954	46,895	46,538	48,877
Total assets	634,863	630,413	598,497	562,331	528,311
Long-term debt	11,194	72,872	62,235	18,522	36,624
Shareholders’ equity	394,526	296,561	269,754	284,170	303,183

PER SHARE AMOUNTS
Net earnings (loss) per share – basic from continuing operations	1.50	1.02	0.22	(0.82)	0.60
Net earnings (loss) per share – basic from discontinued operations	0.32	0.30	0.35	0.30	0.26
Net earnings (loss) per share – basic from disposal of disco ops	0.47	-	-	-	-

Net earnings (loss) per share – basic	$2.29	$1.32	$0.57	$(0.52)	$0.86

Net earnings (loss) per share – diluted from continuing operations	1.46	1.01	0.22	(0.82)	0.60
Net earnings (loss) per share – diluted from discontinued operations	0.31	0.29	0.35	0.30	0.26
Net earnings (loss) per share – diluted from disposal of disco ops	0.46	-	-	-	-

Net earnings (loss) per share – diluted	$2.23	$1.30	$0.57	$(0.52)	$0.86

Dividends declared	0.530	0.500	0.485	0.440	0.440
Shareholders’ equity	15.69	12.28	11.28	12.48	13.40

Market price range – High	39.31	25.69	24.48	15.49	14.91
Market price range – Low	21.38	15.52	10.95	10.71	9.40

AVERAGE SHARES OUTSTANDING
Basic	24,375	24,036	23,038	22,700	22,561
Diluted	25,261	24,869	23,969	22,700	23,542

GENERAL STATISTICS
Registered shareholders	4,186	4,468	4,779	5,192	5,509
Employees	3,618	3,906	3,712	3,581	3,499

Included within certain annual results are a variety of unusual or significant items that may affect comparability. The most significant of such items are described below as well as within Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements.

1.	Cost of sales includes charges for the Australian SH-2G(A) helicopter program as follows: 2007 — $6,413; 2006 — $9,701; 2005 — $16,810; 2004 — $5,474; 2003 — $0.
2.	Results for 2005 include $8,265 of expense for the company’s stock appreciation rights, $3,339 for legal and financial advisory fees associated with the recapitalization and $6,754 recovery of previously written off amounts for MD Helicopters, Inc. (MDHI).
3.	The effective tax rate for 2005 was 67.9 percent, which was high principally due to the non-deductibility of expenses associated with stock appreciation rights and the company’s recapitalization.
4.	Average shares outstanding increased principally due to the completion of the recapitalization in November 2005.
5.	Results for 2004 include the following adjustments: $20,083 (including $18,211 negative sales adjustments and $1,872 increase in bad debt reserve) related to the company’s investment in MDHI programs; $7,086 non-cash adjustment for the Boeing Harbour Point program; $3,507 warranty reserve for two product warranty related issues and $3,471 non-cash adjustment related to the University of Arizona matter.
6.	The company sold its Electromagnetics Development Center during 2003, which resulted in a pre-tax gain of $17,415.
7.	The company sold Kaman Music Corporation on December 31, 2007, which resulted in a pre-tax gain of $18,065, and the Fuzing segment’s 40mm product line assets, which resulted in a pre-tax gain of $2,570.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide readers of our consolidated financial statements with the perspectives of management. The MD&A presents in a narrative form information regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results. This will allow our shareholders to obtain a comprehensive understanding of our businesses, strategies, current trends and future prospects. Our MD&A is presented in seven sections:

I.	Overview of Business
II.	Executive Summary
III.	Results of Operations
IV.	Liquidity and Capital Resources
V.	Critical Accounting Estimates
VI.	Contractual Obligations and Off-Balance Sheet Arrangements
VII.	Recent Accounting Standards

Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in this Form 10-K. Unless otherwise noted, this MD&A relates only to results from continuing operations. All years presented reflect the classification of Kaman Music’s financial results as discontinued operations.

I. OVERVIEW OF BUSINESS

Kaman Corporation is composed of five business segments:

•	Aerostructures, a provider of subassemblies for commercial and military aircraft;
•	Fuzing, a producer of fuzing devices and memory and measuring systems for a variety of applications;
•	Helicopters, a provider of upgrades and support for its existing fleet as well as a subcontractor for other aerospace manufacturers;
•	Specialty Bearings, a manufacturer of high-performance mechanical products used in aviation, marine, hydropower, and other industrial applications; and
•	Industrial Distribution, the third largest power transmission/motion control industrial distributor in North America.

Our long-term strategy is specific to each segment. For our aerospace businesses, we seek to maintain leadership in product technical performance, take advantage of opportunities arising from the prime and Tier 1 producers as they increasingly seek to outsource aircraft production tasks, and build on our strengths in areas targeted for growth through internal product development and acquisitions. For our industrial distribution business our long-term strategy involves acquisitions and internal means to expand our geographical footprint in major industrial markets and broaden our product lines to enhance our competitive position for national accounts. An overall strategy is to further enhance operating and asset utilization efficiencies throughout the enterprise.

II. EXECUTIVE SUMMARY

The following is a summary of key events that occurred during 2007:

•

On September 17, 2007, Neal J. Keating joined the company as President and Chief Operating Officer and a member of the Board of Directors. Mr. Keating assumed the position of President and Chief Executive Officer on January 1, 2008. Mr. Paul Kuhn, the retiring President and CEO, is expected to continue to serve as Chairman until his scheduled retirement on February 29, 2008.

•	We sold our Music segment on December 31, 2007 for $119.5 million to Fender and recorded a pre-tax gain of $18.1 million.
•	We also sold the assets of our Fuzing segment’s 40mm product line on December 31, 2007 to DSE, Inc. and recorded a pre-tax gain of $2.6 million.
•	In December 2007, we redeemed the last of our outstanding 6% convertible subordinated debentures.
•

We increased our quarterly dividend by 12 percent to $0.14 per share, reflecting the continuing progress we have made over the past several years and our confidence in the company’s competitive position in the principal markets we serve.

•

The Aerostructures, Fuzing and Specialty Bearings segments continued to improve profitability through operating efficiencies and further developing relationships with many key customers including Sikorsky, Boeing and Airbus, which resulted in the broadening of our business base.

•	Our Industrial Distribution segment continued to win new national account contracts that have allowed us to increase our business base and further diversify our broad array of products.
•

Our net sales from continuing operations for 2007 were $1.1 billion, an increase of 9.5 percent over 2006, with our Specialty Bearings segment and the Industrial Distribution segment generating record sales for 2007.

•

Net earnings from continuing operations were $36.5 million, or $1.46 per share diluted, compared to net earnings from continuing operations for 2006 of $24.6 million, or $1.01 per share diluted. The increase was due in significant part to higher sales volume, increased gross profit and continued focus on controlling operating expenses.

III. RESULTS OF CONTINUING OPERATIONS

CONSOLIDATED RESULTS

Net Sales

In thousands	2007	2006	2005
Aerostructures	$102,362	$78,742	$54,983
Fuzing	87,455	71,068	64,069
Helicopters	72,031	69,914	76,652
Specialty Bearings	124,009	106,278	92,241
Subtotal Aerospace Segments	$385,857	$326,002	$287,945
Industrial Distribution	700,174	665,420	621,933
Total	$1,086,031	$991,422	$909,878

$ change	$94,609	$81,544	$75,687
% change	9.5%	9.0%	9.1%

2007 vs. 2006

The growth in consolidated net sales for 2007 compared to 2006 was primarily due to increased shipments on several key product lines in our Aerostructures, Fuzing and Specialty Bearing segments, which was driven by the currently strong commercial and military aerospace markets. Our Industrial Distribution segment experienced sales growth during 2007 as a result of several new national accounts and continued strength in the Central and West regions.

2006 vs. 2005

The increase in sales was mainly due to higher organic sales, attributable to a variety of factors including an improved economic environment in the aerospace industry as well as stability in most of the markets in which the Industrial Distribution segment participated.

Gross Profit

In thousands	2007	2006	2005
Gross Profit	$300,945	$271,423	$231,451
$ change	29,522	$39,972	54,170
% change	10.9%	17.3%	30.6%
% of net sales	27.7%	27.4%	25.4%

2007 vs. 2006

The increase in the consolidated gross profit for 2007 was primarily attributable to sales growth in the Industrial Distribution and Specialty Bearings segments. In addition, the accrued contract loss charge related to additional anticipated cost growth on our Helicopters segment’s Australia program was $6.4 million for 2007 as compared to $9.7 million in 2006. Gross profit as a percentage of sales (gross margin) has improved slightly due to higher sales volume, increased efficiencies and a growing business base at all of our aerospace reporting segments.

2006 vs. 2005

The 2006 gross profit included $9.7 million in charges for our Helicopters segment’s Australia helicopter program as compared to $16.8 million in 2005. Both the 2006 and 2005 charges were offset by an increase in overall gross profit, primarily due to higher sales volume, at the other Aerospace Segments and the Industrial Distribution segment. The 2005 gross profit includes a recovery of $4.6 million related to certain amounts due from MD Helicopters, Inc. (MDHI) that were previously written off. Gross profit as a percentage of sales (gross margin) improved during 2006 primarily as a result of increased efficiencies, higher sales volume and a growing business base at our Aerostructures, Fuzing and Specialty Bearings segments as well as continued focus on gross margin improvement in our Industrial Distribution segment.

Selling, General & Administrative Expenses (S,G&A)

In thousands	2007	2006	2005
S,G&A	$238,796	$223,549	$211,683
$ change	15,247	11,866	10,588
% change	6.8%	5.6%	5.3%
% of net sales	22.0%	22.5%	23.3%

2007 vs. 2006

The increase in S,G&A for 2007 compared to 2006 was primarily driven by our Industrial Distribution segment and corporate expenses. Our Industrial Distribution segment experienced higher operating expenses due to additional costs incurred for new branch openings and overall increased personnel costs. Corporate expense increased primarily as a result of an increase in stock compensation expense and higher group insurance expense. Total selling, general and administrative expenses as a percent of net sales decreased 0.5 percentage points in 2007 compared to 2006. This was primarily due to greater sales volume as well as continued cost control efforts.

2006 vs. 2005

S,G&A expense incurred by our reporting segments increased $19.4 million, however this increase was partially offset by a $7.5 million decrease in corporate expense. Our combined Aerospace Segments’ S,G&A increased 21.9 percent primarily due to higher operating expenses as a result of higher sales volume in our Aerostructures, Fuzing and Specialty Bearings segments, and higher personnel costs due to an increase in headcount. During 2005 our Helicopters segment recorded a recovery of $2.2 million of bad debt expense related to MDHI.

Industrial Distribution segment S,G&A expense increased 8.3 percent primarily due to expenses related to higher sales volume, an increase in pension expense and higher personnel costs partially attributable to an increase in headcount due to new branch openings. The decrease in corporate expense was primarily driven by a $7.2 million decrease in stock appreciation rights (SAR) expense due to (a) fewer SARs outstanding at the end of 2006 compared to 2005 and (b) less volatility in the company’s stock price during 2006 as compared to 2005. Additionally, during 2005 the company incurred legal and financial advisory fees of $3.3 million related to the recapitalization as compared to an insurance recovery related to this matter of $0.5 million in 2006. The decreases in these expenses were slightly offset by higher personnel costs as well as higher stock compensation expense of $1.1 million due to the adoption of SFAS 123(R).

Operating Income

In thousands	2007	2006	2005
Operating Income	$64,728	$47,822	$19,741
$ change	16,906	28,081	43,356
% change	35.4%	142.2%	183.6%
% of net sales	6.0%	4.8%	2.2%

2007 vs. 2006

The increase in operating income for 2007 was primarily attributable to stronger operating results in all of our reporting segments within the aerospace industry as further discussed in the following sections. Our Industrial Distribution segment’s operating income was lower in 2007 compared to 2006 partially as a result of a variety of expenses incurred for start-up costs relative to several new national account contracts.

2006 vs. 2005

The improvement in operating income for 2006 was primarily attributable to stronger operating results in our combined Aerospace Segments driven by the strong aerospace industry, as well as lower charges related to the Australia program. Our Industrial Distribution segment’s moderate sales growth, resulting from further market penetration and a stable economy, was also a primary driver in the increased operating income. The decrease in corporate S,G&A expense discussed above also contributed substantially to the improvement in operating income in 2006. The 2005 operating income includes the recovery of $6.8 million of previously written off MDHI program investments.

Additional Consolidated Results

Net interest expense for 2007 remained relatively flat compared to 2006 primarily due to similar borrowings during 2007 as compared to 2006. Net interest expense generally consists of interest charged on the revolving credit facility and the convertible debentures offset by interest income. Net interest expense increased 104.5 percent to $6.2 million for 2006 compared to $3.1 million for 2005. The increase was primarily due to higher average borrowings, as well as higher interest rates charged on borrowings during 2006 as compared to 2005. Additionally, net interest expense for 2005 included receipts of $0.9 million for interest payments from MDHI on past due amounts.

The effective tax rate on earnings from continuing operations for 2007 was 36.6 percent. For 2006, the effective income from continuing operations tax rate was 39.4 percent as compared to the effective tax rate of 67.9 percent for 2005. The higher tax rate in 2005 arose principally from the non-deductibility of expenses associated with SARs and the company’s recapitalization. The effective tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the year.

Other Matters

In connection with our sale of the Music segment, we assumed responsibility for meeting certain requirements of the Connecticut Transfer Act that apply to the leased guitar manufacturing facility (Ovation) located in New Hartford, Connecticut, which was transferred as part of the sale. Under the Act, we are required to assess the environmental conditions of the site and remediate environmental impairments, if any, caused by Ovation’s operations. The site consists of a multi-tenant industrial park, in which Ovation and other unrelated entities lease space. We are in the process of assessing the environmental conditions at the site and determining our share of the cost of whatever environmental remediation may be required. We currently estimate our portion of the cost to assess the environmental conditions and remediate this property will be approximately $2.2 million, which has been included in the determination of the net gain on the sale of Music.

In preparation for disposal of the Moosup, Connecticut, facility, CTDEP has given us conditional approval for reclassification of groundwater in the vicinity of the facility consistent with the character of the area. We have substantially completed the process of connecting neighboring properties to public drinking water in accordance with such approval and in coordination with the CTDEP and local authorities. We anticipate that this project will be completed in 2008.

COMBINED AEROSPACE SEGMENTS RESULTS

The following table presents selected financial data for our combined Aerospace Segments:

	2007	2006	2005
Net sales:
Aerostructures	$102,362	$78,742	$54,983
Fuzing	87,455	71,068	64,069
Helicopters	72,031	69,914	76,652
Specialty Bearings	124,009	106,278	92,241
Total Aerospace Segments	$385,857	$326,002	$287,945
$ change	59,855	38,057	35,597
% change	18.4%	13.2%	14.1%

	2007	2006	2005
Operating income:
Aerostructures	$13,219	$11,538	$3,775
Fuzing	10,546	7,750	3,101
Helicopters	2,631	222	1,245
Specialty Bearings	41,387	28,630	25,164
Total Aerospace Segments	$67,783	$48,140	$33,285
$ change	19,643	14,855	47,588
% change	40.8%	44.6%	332.7%

2007 Aerospace Trends

The Market

Both the commercial and military aerospace markets were strong during 2007 and it is anticipated that this positive trend will continue through 2008. Several major prime contractors, including Boeing, are anticipating a large number of shipments of commercial and military aircraft over the next few years.

Our Strategy

Before 2005, our Kaman Aerospace Corporation subsidiary was one in which many of our activities were designed to support our prime helicopter operations. We were not able to compete effectively in our target markets in part due to higher operating expenses as a result of a lower than sufficient business base. In 2005, we realigned KAC and created separate divisions to provide a more focused organizational structure, separating the operating units that were subject to larger prime contractor overheads from the other operating units. This realignment allowed for greater transparency and accountability through a more focused management structure.

This realignment along with upgrades to our facilities, lean initiatives and strategic positioning as a subcontractor to the prime aerospace contractors has allowed us to build our business base and develop our reputation as a lower cost, high quality domestic partner. We have been able to successfully build upon several key programs, which are discussed in the following paragraphs.

Kaman’s strategies for our reporting segments in the aerospace industry are:

•	Aerostructures: Take advantage of the trend toward increased outsourcing by both the aircraft prime manufacturers and Tier 1 suppliers.

•	Fuzing: Become the leading producer of fuzing systems for the U.S. military and allied militaries.

•	Helicopters: Take advantage of increasing opportunities in subcontracting as the major producers move from manufacturing to final assembly and systems integration.

•

Specialty Bearings: Maintain leadership in product technical performance and application engineering support while staying ahead of the curve in product technology enhancement, lean manufacturing techniques and lead time reduction.

AEROSTRUCTURES SEGMENT

In thousands	2007	2006	2005
Net sales	$102,362	$78,742	$54,983
$ change	23,620	23,759	9,621
% change	30.0%	43.2%	21.2%

Operating income	$13,219	$11,538	$3,775
$ change	1,681	7,763	**
% change	14.6%	205.6%	**
% of net sales	12.9%	14.7%	6.9%

Backlog on contract	$130,598	$84,178	$109,347
**	This information is not available, as we did not realign Kaman Aerospace Corporation until the beginning of 2005.

The growth in net sales in 2007 compared to 2006 was primarily due to higher production levels and increased shipments to Sikorsky for the BLACK HAWK helicopter program. During 2007, we delivered 86 cockpits as compared to the 56 delivered in 2006. Additional Sikorsky offload work, Boeing 777 shipments and other Boeing commercial work also contributed to the increase in sales in 2007. Operating income increased primarily as a result of greater sales volume for the Sikorsky BLACK HAWK programs. These positive operating results were offset partially by certain adverse adjustments resulting from a rapid increase in manpower, production inefficiencies and excess inventory experienced at the Wichita facility during the ramp up of several new programs. We continue to work on these programs as more fully discussed below.

The largest driver of the increase in sales for 2006 compared to 2005 was the contract with Sikorsky for the production of cockpits for the BLACK HAWK helicopter. Other key drivers included higher shipments to Boeing, most notably for the 777 program, based on an increase in Boeing’s commercial aircraft production. Our Jacksonville facility continued to expand its business base principally as a result of the Sikorsky cockpit program which resulted in the majority of the increase in operating profit for this segment in 2006 compared to 2005.

Aerostructures – Major Programs

At the Wichita facility we have continued to work on ramping up contracts awarded during 2006 by Spirit AeroSystems and Shenyang Aircraft Corporation associated with the Boeing 787 Dreamliner program, as well as a new program to manufacture and assemble composite tail rotor pylons for Sikorsky’s Canadian MH-92 helicopters. This ramp up process has proceeded at a significantly slower pace than originally anticipated due to a variety of factors, including our development of personnel and processes needed for each program and, particularly with respect to the MH-92 program, the product’s design evolution, delayed receipt of certain customer-provided components, and development of quality control/inspection processes. As a result, the Wichita operation has experienced increased manpower and production costs, production inefficiencies, and higher inventory obsolescence reserves. During 2008, we will continue to work through these issues and address and mutually resolve the expressed concerns of our customers, with the expectation of normalizing production flow for these programs.

In the fourth quarter of 2007, we signed a Memorandum of Agreement with Sikorsky for a multi-year contract to manufacture several models of the BLACK HAWK helicopter cockpits through 2012 at the Jacksonville facility. This program includes the installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines, and the composite structure that holds the windscreen for cockpits on several models of the BLACK HAWK helicopter. This program has a total potential value of approximately $250 million. Additionally, in the fourth quarter of 2007 we also signed a 7-year follow-on contract with Boeing for the production of wing fixed trailing edge assemblies on the Boeing 777 and 767 aircraft. Both of these programs are important to this segment’s continued growth.

During 2007 we continued to make significant progress on our current orders for the Sikorsky BLACK HAWK helicopter cockpit. To date, Sikorsky has placed orders for 311 cockpits, for various models of the helicopter. We anticipate that deliveries on these orders will continue through 2008. A total of 158 cockpits have been delivered under this contract from inception through the end of 2007.

During 2007 work also continued on the production of structural wing subassemblies for the Boeing C-17. The program was originally scheduled to conclude in mid-2007 with the completion of the 180th aircraft. As previously reported, Boeing informed the company that the program will continue for a minimum of 22 additional shipsets, extending deliveries through the end of 2008. We continue to work with the customer that could lead to additional work extending beyond 2008. This long-term program has been an important element in helping to maintain a sufficient business base at the Jacksonville facility.

Aerostructures Segment Warranty Matters

In December 2007, we reversed a warranty accrual established in 2005 in anticipation of costs to be incurred in connection with the replacement of certain non-conforming aircraft panels manufactured by our Wichita facility. The original accrual was for $1.0 million, of which $0.3 million was spent during 2005 and early 2006. We have continued to do work for both the customers affected by this warranty matter and are currently negotiating a long-term agreement to produce this same part in the future for one of those customers. Based on the information currently available, we believe it is unlikely that we will incur any additional costs for this warranty matter. Therefore, during December 2007, we reversed the remaining $0.7 million balance of the reserve.

FUZING SEGMENT

In thousands	2007	2006	2005
Net sales	$87,455	$71,068	$64,069
$ change	16,387	6,999	1,073
% change	23.1%	10.9%	1.7%

Operating income	$10,546	$7,750	$3,101
$ change	2,796	4,649	**
% change	36.1%	149.9%	**
% of net sales	12.1%	10.9%	4.8%

Backlog on contract	$140,872	$169,742	$91,717

**	This information is not available, as we did not realign Kaman Aerospace Corporation until the beginning of 2005.

The increase in sales for 2007 as compared to 2006 was primarily due to the higher volume of JPF program shipments to both U.S. and foreign militaries as well as greater shipments of 40mm products. The increase in operating income for 2007 was primarily due to the increased shipments to foreign allied militaries for the JPF program, greater sales on the JPF facilitization program as well as higher sales volume on several 40mm contracts.

The increase in sales and operating income for 2006 was primarily due to higher production volume and shipments at the Middletown, Connecticut facility for its legacy fuzing programs, higher shipments on the JPF program at the Dayron facility, and sales generated by the JPF facilitization program. These positive operating results were partially offset by a decrease in sales on the 40mm programs due to production interruptions in early 2006 that continued through mid 2006.

Fuzing – Major Programs

Our Fuzing segment continued to produce fuzes under its contract with the U.S. Air Force for the advanced FMU-152A/B JPF. The current total value of JPF contracts awarded by the U.S. Government (USG) from inception through December 31, 2007 is $127.5 million. This value primarily consists of Options 1 through 4 under the original contract and various contract modifications, including a two-phase facilitization contract modification and additional foreign military sales facilitated by the U.S. Government, as well as a variety of development and engineering contracts, along with special tooling and test equipment. Deliveries under Option 2 were completed during the second quarter of 2007. Production under Option 3 commenced during the second quarter of 2007 and we expect that deliveries under this option will be completed by mid 2008. We project that work currently under contract relative to this program will extend until mid 2009. In February 2008, the USG released production for Option 5 of the program, which has a value of $26.8 million. Profits to date on the USG portion of the program have been essentially at break even. As the JPF product has continued to develop in the market, we are focused on further marketing the JPF to foreign allied militaries. We have begun to make shipments to foreign allied militaries under both the USG contract as well as separate direct sales. Foreign sales are important to the ultimate success of the program, as this will allow for further market penetration and increased sales. Overall, we believe that profitability will improve as progress is made relative to operating efficiencies, as we negotiate further price increases with the USG, as deliveries to the U.S. military increase and as further orders are received from foreign militaries.

During 2007, we continued to make progress on production improvements and enhancements of the JPF fuze system, yet the line remains subject to periodic production interruptions. The line has been subject to several shut downs during the year, which has resulted in irregular shipments and increased costs due to the inefficiencies associated with the interruptions. Although we currently believe that resolution of production issues is progressing, continued work and improvement is necessary. We were able to significantly increase production on this program during the year and expect that as these issues are resolved the program will continue to ramp up to full capacity.

The facilitization program that is currently underway is another important element of our strategy to improve our quality and efficiency and increase production on the JPF program. This facilitization program provides us an opportunity to review production workflow to create greater efficiencies, qualify a second Kaman site (Middletown) for full production of JPF fuzes, and create a new fuze design. Completion of testing of this new design is expected in the first quarter of 2008. The new design is expected to significantly reduce the number of technical issues so that a more steady state of production can be achieved. We expect that the program will be completed in mid-2008 and believe that the value of these initiatives will be more fully realized in 2008 and beyond.

On December 31, 2007, we sold the assets related to the 40mm product line for a pre-tax gain of $2.6 million. This divestiture was considered necessary to allow us to focus our attention and resources on our core programs, which include the JPF program. We believe the work under the current contracts awarded as well as future work that could be developed based on the JPF platform is an essential element of the segment’s future success.

Warranty and Contract-Related Matters

There continue to be two warranty-related matters that primarily impact the FMU-143 program at our Fuzing segment’s Orlando operation. The items involved are an impact switch embedded in certain bomb fuzes that was recalled by a supplier and an incorrect part, called a bellows motor, found to be contained in bomb fuzes manufactured for the U.S. Army utilizing systems which originated before the Orlando operation was acquired by Kaman. The U.S. Army Sustainment Command (USASC), the procurement agency that administers the FMU-143 contract, had authorized warranty rework for the bellows motor matter in late 2004/early 2005; however, we were not permitted to finish the rework due to issues raised by the USASC primarily related to administrative matters and requests for verification of the accuracy of test equipment (which accuracy was subsequently verified).

In late 2006, the USASC informed us that it was changing its remedy under the contract from performance of warranty rework to an “equitable adjustment” of $6.9 million to the contract price. We responded, explaining our view that we have complied with contract requirements. In June 2007 the USASC affirmed its position but rescinded its $6.9 million demand (stating that its full costs had not yet been determined) and gave instructions for disposition of the subject fuzes, including both the impact switch and bellows motor-related items, to a Navy facility.

In September 2007, the USASC informed us that it was considering termination of the contract for default, alleging that there was a “latent defect” in some fuzes produced due to allegedly unauthorized rework during production. The USASC also purported to revoke acceptance of fuzes in over twenty lots delivered over several years for this reason and was reportedly continuing to review other lots of previously accepted fuzes; to date, the USASC has not made a demand for any specific amount of reimbursement from the company. Management responded to the USASC’s allegations and continues to believe that the segment has performed in accordance with the contract, a termination for default is inappropriate, and it is the government rather than the company that has materially breached the contract. As a result, during the fourth quarter of 2007, the segment initiated cancellation of its contract with the USASC due to the USASC’s material breaches of the agreement and requested a final decision from the USASC regarding its purported revocation of acceptance. The USASC did not respond to this request. Therefore, in January 2008, the company commenced litigation before the Armed Services Board of Contract Appeals (the “Board”) requesting a declaratory judgment that we used permissible rework procedures, the USASC’s revocation of acceptance of fuzes is improper, and the USASC’s breaches of the contract are material, justifying our cancellation of the contract. At about the same time, the USASC notified us that it is terminating the contract for default, pursuant to its September 2007 letter described above. The company thereafter filed a second complaint with the Board appealing the USASC’s termination decision. These matters are now in the litigation process.

In February 2008, management received notification from the U.S. Attorney’s Office for the Middle District of Florida that it has closed the investigation initiated two years ago in conjunction with the Defense Criminal Investigative Service and will not prosecute the company or any of its employees for conduct that was the subject of the investigation (the “bellows motor” warranty matter).

HELICOPTERS SEGMENT

In thousands	2007	2006	2005
Net sales	$72,031	$69,914	$76,652
$ change	2,117	(6,738)	9,725
% change	3.0%	-8.8%	14.5%

Operating income	$2,631	$222	$1,245
$ change	2,409	(1,023)	**
% change	1085.1%	-82.2%	**
% of net sales	3.7%	0.3%	1.6%

Backlog on contract	$106,269	$116,028	$103,605

**	This information is not available, as we did not realign Kaman Aerospace Corporation until the beginning of 2005.

The higher sales for our Helicopters segment during 2007 were a result of a greater volume of work on the depot level maintenance and upgrade program for the Egyptian SH-2G(E) aircraft and the Sikorsky BLACK HAWK helicopter program. The Sikorsky program involves fuselage joining and installation tasks along with various mechanical subassemblies. The increase in operating income for 2007 was primarily driven by lower charges on the Australian program during 2007 as compared to 2006 as well as increased sales volume. Total charges on the Australian program in 2007 were $6.4 million as compared to $9.7 million for 2006.

The decrease in net sales for 2006 compared to 2005 was primarily attributable to lower K-MAX aircraft sales. In 2006, we sold only one K-MAX aircraft, (the last available) as compared to four aircraft having been sold in 2005. The sale of the last K-MAX also signaled the end of our aircraft lease revenue stream. This decrease was partially offset by new work that we performed for Sikorsky during 2006. Total charges on the Australian program for 2006 were $9.7 million compared to $16.8 million in 2005. The 2005 charges were offset partially by the recovery of $6.8 million of previously written off MDHI program investments.

Helicopters – SH-2 Programs

Work continued on the SH-2G(A) program for Australia during 2007. This program involves the remanufacture of eleven helicopters with support, including a support services facility, for the Royal Australian Navy. Following a review of the program and possible alternatives initiated by the Commonwealth’s Minister of Defence in mid-2006, the Minister announced in May 2007 that the Commonwealth would proceed with the program, “subject to satisfactory contract arrangements.” Since that time, in addition to ongoing program activities, the parties have been engaged in discussions aimed at developing a mutually acceptable path forward to complete the program. Among the matters being discussed are:

a) the approach that will be taken regarding completion of formal qualification testing of the Integrated Tactical Avionics System (ITAS) software and payment responsibility for additional work that the Commonwealth may want to pursue;

b) the approach to conducting additional work scope that would assist the Commonwealth in preparing for current Australia aircraft certification requirements and for which the Commonwealth would have payment responsibility. The company has previously reported on the potential for an additional effort that would involve development and testing of new software and hardware requirements for the aircraft’s automatic flight control system at an estimated contract value of $37.7 million. The parties are continuing discussions to initiate a portion of such work that would consist of analysis and definition of the nature of the software and hardware revisions described above, however the value and specific scope of this initial effort have not yet been agreed upon; and

c) development of a mutually agreed payment and performance schedule addressing these and other remaining program tasks.

In November 2007, the Commonwealth held elections and the Labor Party (the opposition party) was successful; one result has been the appointment of new ministers of defence and procurement. Management has been advised by the Commonwealth that these officials are reviewing the SH-2G (A) program (among several other defense programs) and a determination will be made about its continuation. Management believes that the company has performed its obligations under the program and that the SH-2G (A) helicopter is the most efficient and cost effective method to achieve the Commonwealth’s operational needs.

The contract dispute resolution process initiated by the Commonwealth in January 2007, which the parties subsequently agreed to suspend with a mutual waiver of applicable statutes of limitation periods, continues to be outstanding. The Commonwealth’s principal assertions are that the helicopters have not been delivered in a timely manner and the design of the helicopter, particularly the automatic flight control system, is inadequate from a safety perspective. Management believes that our obligations to the Commonwealth under the program are being performed and the design of the SH-2G(A) is safe and proper as demonstrated by the significant operational history of this aircraft type with several countries, including the United States, Egypt, New Zealand, and Poland.

The combined contracts have a current anticipated value of $766.5 million. The helicopter production portion of the program is valued at $613.4 million, essentially all of which has been recorded as sales. The associated in-service support center contract has a current anticipated value of $153.1 million, of which 53 percent has been recorded as sales through the end of 2007. Continued cost growth on the production contract has required additional charges to the contract loss reserve including a $0.8 million charge recorded in the fourth quarter of 2007. This production contract has been in a loss position since 2002. The remaining accrued contract loss as of the end of 2007 was $8.3 million. This contract loss accrual continues to be monitored and adjusted as necessary to reflect the current anticipated cost of completing the contract.

At the conclusion of this contract, we anticipate filing a claim for a refund with the IRS for look-back interest, which we believe may be in excess of $6.0 million pre-tax. Look-back interest income relates to the timing of taxes paid on contract profit recognized in prior periods. Our policy is to record this interest income or expense when the contract is completed as defined under IRS regulations.

We continued our work under a program for depot level maintenance and upgrades for nine SH-2G(E) helicopters delivered to the Egyptian government during the 1990s. The total work scope is planned to include depot level maintenance and upgrades for all nine aircraft. Through December 31, 2007, we are on contract for approximately $25.3 million of work related to maintenance and upgrades. To date, work for depot level maintenance on four of the aircraft has been completed.

Helicopters – Other Major Programs and Contract Related Matters

During 2007, we continued to work under a contract from the Army Material Research Development and Engineering Command for follow-on work associated with development of the BURRO Unmanned Resupply Helicopter, utilizing the K-MAX helicopter. The contract currently covers work to enhance features of the flight and mission management system and to support BURRO participation in Army demonstrations. Additionally, in the first quarter of 2007, we signed an agreement with Lockheed Martin Systems Integration which will provide an opportunity for the parties to work together to develop potential government programs (foreign and domestic), involving the K-MAX helicopter and the BURRO aircraft. In January 2008, the segment and Lockheed jointly acquired three K-MAX helicopters from a U.S. Government General Services Administration auction for an average cost of $4.3 million. The aircraft are expected to be used to further develop the BURRO program.

We continue to support K-MAX helicopters that are operating with customers. At the end of 2007, we maintained $19.6 million of K-MAX inventory, which consisted principally of spare parts. Beginning in the fourth quarter of 2007, we began to install the redesigned clutch into K-MAX aircraft. The installation of the new clutch into all K-MAX aircraft will occur gradually over the next several years, as the aircraft are brought in by our customers for their routine maintenance.

In December 2007, the company and the U.S. Navy Air Systems Command (NAVAIR) agreed upon the terms for our purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation (of which the Helicopters segment forms a part) currently leases from NAVAIR and has operated for several decades. It is now expected that, in the next several months, various government-required processes for approval of the transaction will be undertaken. Once formal government approval has been obtained and the title transfer documentation has been prepared by the General Services Administration, transfer of title to the property can take place. Our lease of the facility has been extended through September 30, 2008 as the process continues. Upon transfer of the property and as part of the purchase price, we will assume responsibility for environmental remediation at the facility as may be required under the Connecticut Transfer Act. In anticipation of the transfer, we continued our efforts to define the scope of the remediation that will be required by the CTDEP. Management believes that the present value of the cost of the environmental remediation, which is estimated at $9.0 million, approximates the fair value of the property. This remediation process would take many years to complete.

SPECIALTY BEARINGS SEGMENT

In thousands	2007	2006	2005
Net sales	$124,009	$106,278	$92,241
$ change	17,731	14,037	15,178
% change	16.7%	15.2%	19.7%

Operating income	$41,387	$28,630	$25,164
$ change	12,757	3,466	6,834
% change	44.6%	13.8%	37.3%
% of net sales	33.4%	26.9%	27.3%

Backlog on contract	$96,790	$80,646	$69,217

Our Specialty Bearings segment achieved record sales and record backlog for 2007. The increase in net sales during 2007 was primarily attributable to higher shipments for our bearings product lines, specifically to customers principally in the regional jet market and military aircraft market. We also experienced strong growth in sales to customers that participate in the commercial aftermarket and engine market. The largest market that we sell to, commercial jetliners, had moderate growth as our two major customers were in the process of bringing new aircraft to market. To a lesser extent, the increase in sales was also attributable to the currency translation effect on the Euro, which positively affected the U.S. dollar value of sales reported by our Germany facility. Operating income increased primarily due to the increased sales volume, continued lean improvements on the production line and higher absorption of S,G&A expenses during 2007 as compared to 2006.

The increase in net sales for 2006 compared to 2005 was a result of a higher volume of shipments to our customers in the commercial aircraft original equipment market and aftermarket, regional jet market and the commercial engine market. The increase in operating income for 2006 compared to 2005 was primarily due to the increased sales volume.

Specialty Bearings – Major Programs

Over the past several years, Specialty Bearings has benefited significantly from our strategy to provide a high quality product with shorter lead times than our competitors, to customers in both the commercial and military markets. Increased orders in the regional jet market, combined with large orders from significant customers, including Boeing, continued throughout 2007 and are expected to remain strong during 2008. As evidenced by 2007 results, we have sustained our focus on process improvement and increasing operating efficiencies and these efforts have allowed us to maintain customer service levels even with the higher level of order activity.

We continue to target the most demanding applications early in the aircraft design process as part of prime contractors’ problem solving teams. We then apply innovative technology to develop and manufacture proprietary products to address our customers’ needs while providing exemplary performance and service. We believe technological enhancements we make to our current products, as well as the development of new products, will preserve our competitive advantages and increase our customer base, and lead to further penetration of both domestic and foreign markets.

INDUSTRIAL DISTRIBUTION SEGMENT

In thousands	2007	2006	2005
Net sales	$700,174	$665,420	$621,933
$ change	34,754	43,487	40,090
% change	5.2%	7.0%	6.9%

Operating income	$33,038	$35,160	$29,415
$ change	(2,122)	5,745	10,077
% change	-6.0%	19.5%	52.1%
% of net sales	4.7%	5.3%	4.7%

Our Industrial Distribution segment generated record sales for the fourth consecutive year despite an increasingly difficult industrial market. The increase in sales is primarily due to the ramp up of national account business, as well as continued strength in the energy and power generation, mining and oil exploration and food processing industries. During 2007, despite the increase in sales volume and the associated increase in gross margin, we experienced a decrease in operating income compared to 2006. The decrease was partially attributable to additional start up costs for new branch openings and other implementation costs we have incurred to support several new national account contracts that were awarded in 2007 and late 2006. Additionally, during 2007 we experienced an increase in overall operating expenses and higher personnel costs primarily driven by increased headcount necessary to support our growing business base.

The increase in sales during 2006 compared to 2005 was primarily due to steady growth in all the regions and most of the markets in which we participate. Specifically, the strongest performance resulted from the mining, chemical and energy sectors in the West region. The Central and East region generated steady growth throughout the year specifically in the food processing industry and the original equipment manufacturing (OEM) sectors. The increase in operating income was primarily driven by an increase in sales volume. Further margin improvements as a result of a variety of margin control programs and higher rebate income for 2006 also contributed to the increase year over year. These improvements were offset to some extent by higher personnel costs related to salary increases as well as additions to headcount due to branch openings, and increased pension expense.

2007 Industrial Distribution Trends

The Market

Because of our diverse customer base, our performance tends to track the U.S. Industrial Production Index. We are therefore affected, to a large extent, by the overall business climate for our customer industries, which includes plant capacity utilization levels, and the effect of pricing spikes and/or supply interruptions for basic commodities such as steel and oil. The strength of certain markets varied considerably by industry type in 2007, and industries such as food processing, mining, oil exploration and electrical power generation continued to perform well. Other industries have experienced a decline, including the building materials industry (with respect to new home construction), OEMs and the automotive industry. Our business will continue to be impacted by the slowing of the economy that occurred during the later part of 2007 and into 2008.

Our Strategy

The strategy for the Industrial Distribution segment is to:

1.	Expand our geographic footprint in major industrial markets to enhance our position in the competition for regional and national accounts.

In order to increase our geographic footprint, we continue to explore potential acquisition candidates as well as establish branches in locations that are consistent with our strategic objectives. By so doing, we will more clearly establish our business as one that can provide comprehensive services to our customers who are continually focused on streamlining their purchasing operations and consolidating supplier relationships. During 2007, we were able to successfully renew our contract for a four-year period with Procter & Gamble, one of our largest national accounts. Additionally, we worked to bring our new national account contracts online. This process was essentially completed during late 2007. We expect the benefits from these contracts to be more fully realized during 2008 and beyond.

2.	Broaden our product offering to gain additional business from existing customers and new opportunities from a wider slice of the market.

In recent years, we have worked to increase market share in several growing markets including the mining, energy and food and beverage industries. We believe that we have been successful in this endeavor, as evidenced by our recent national account wins, and continue to focus on these industries. In order to meet the needs of current and new customers, we are focused on maintaining competitive pricing as well as providing value added services that save our customers money and time while helping them improve operating efficiency.

3.	Further enhance operating and asset utilization efficiencies throughout the enterprise.

To compete effectively in today’s industrial market requires size, scale, effective IT systems and knowledgeable people. Our size and scale allow us to realize internal operating efficiencies and achieve supplier incentives in the form of rebates. To further meet our customers’ requirements we recently implemented a new e-business search engine that provides customers with a more intuitive and flexible search capability to meet their evolving needs. This tool allows us greater asset utilization and increases our operating efficiencies. To ensure the continuation of our ability to help customers to solve their production reliability challenges we rely on a disciplined human resource recruiting process supported by proprietary and industry based education programs. This allows us to have the appropriate number of qualified personnel to help us continue to compete in the markets in which we participate.

IV. LIQUIDITY AND CAPITAL RESOURCES

Discussion and Analysis of Cash Flows

We assess the company’s liquidity in terms of our ability to generate cash to fund working capital, investing and financing activities. Significant factors affecting liquidity include: cash flows generated from or used by operating activities, capital expenditures, investments in our business segments and their programs, acquisitions, divestitures, dividends, adequacy of available bank lines of credit, and factors that might otherwise affect the company’s business and operations generally, as described under the heading “Forward-Looking Statements” in Item 1A of Part I of this Form 10-K.

For most of 2007, we continued to rely significantly upon borrowings in order to fund our working capital requirements as well as certain investing and financing activities. Our working capital needs continued as we ramped up new programs, made strategic inventory purchases for the Industrial Distribution segment, and continued to experience delays in the completion of the Australian SH-2G(A) program. On December 31, 2007, we received cash proceeds of approximately $119.5 million from the sale of the Music segment, a portion of which we used to pay down a substantial amount of our revolving line of credit. Ultimately we expect to use the remaining cash primarily to fund our strategic objectives, including acquisitions.

Going forward, we will rely upon the balance of the sale proceeds as well as bank financing as important sources of support for our business activities. We believe these, when combined with cash generated from operating activities, will be sufficient to support our anticipated liquidity requirements for the foreseeable future. The resolution of any of the matters described in Management’s Discussion and Analysis, including the FMU-143 warranty matter, the Australian SH-2G(A) program, the purchase of the NAVAIR property and associated environmental remediation, and the Sikorsky Tail Rotor Pylon matter, could have an impact on our future liquidity. However, we do not believe any of these matters will lead to a shortage of capital resources or liquidity that would prevent us from continuing with our business operations as expected.

A summary of our consolidated cash flows from continuing operations is as follows:

In thousands	2007	2006	07 vs. 06	2005	06 vs. 05
Total cash provided by (used in)
Operating activities	$25,581	$(769)	$26,350	$38,477	$(39,246)
Investing activities	95,661	(15,307)	110,968	(10,439)	(4,868)
Financing activities	(56,452)	12,350	(68,802)	(31,032)	43,382

2007 vs. 2006

The primary drivers of our working capital are accounts receivable, inventory and accounts payable. We generated a significant amount of cash from accounts receivable in 2007 compared to 2006, primarily due to considerable cash collections in our Aerostructures and Helicopters segments for several key programs. This was partially offset by an increase in accounts receivable at our Fuzing and Industrial Distribution segments, primarily due to increased sales volume in the latter portion of the year. Inventory has increased significantly over the past year, most notably in our Aerostructures segment as it ramps up for new programs and continues to perform work on the Sikorsky cockpit program. Accounts payable remained relatively flat.

Total investing activity for 2007 included cash proceeds from the divestiture of our Music segment of $119.5 million as well as cash proceeds from the sale of the 40mm assets of $5.5 million. Cash outflows for financing activities related primarily to capital expenditures within all the reporting segments. Each segment’s capital expenditures were considered essential to continue to ramp up for new programs, have the tools necessary to effectively compete in the marketplace and have the capacity necessary to meet our customers’ expectations. Additionally, the Industrial Distribution segment purchased the final 9.2 percent interest in Delamac de Mexico S.A. de C.V. in the first quarter of 2007 for $0.5 million.

We used a portion of the cash proceeds from the Music transaction to pay down all of our revolving credit arrangement, except for our Euro note, at the end of the year. Other financing cash outflows related primarily to payment of the quarterly dividend.

2006 vs. 2005

The decrease in cash provided by operating activities was driven by the increase in cash used for working capital requirements. Our Helicopters and Fuzing segments were primarily responsible for the incremental working capital requirements for 2006. Additionally, there was an increase in accounts receivable as a result of higher sales in the fourth quarter of 2006 compared to the fourth quarter of 2005 as well as a higher level of uncollected progress billings for certain aerospace contracts. Additional uses of cash reflected in cash provided by operating activities related to the payment of costs associated with the Australian SH-2G(A) program and other loss contracts, including the Boeing Harbour Pointe contract, on which the company worked during 2006.

In 2005, the company paid approximately $29.0 million for the acquisition of Musicorp whereas there were no acquisitions during 2006. This decrease was offset to some extent by a greater amount of capital expenditures during 2006, principally as a result of the expansion of our Specialty Bearings facility in Bloomfield, Connecticut, as well as additional machinery and equipment capital expenditures by the other Aerospace Segments.

In the fourth quarter of 2005, we paid $13.9 million to certain former Class B common shareholders in connection with the recapitalization. Our net borrowings at December 31, 2006 were $74.4 million, which consisted of long-term debt and notes payable, as compared to $64.8 million at December 31, 2005. The 2006 borrowings were primarily to fund working capital requirements whereas the 2005 borrowings were primarily to fund the acquisition of Musicorp and the recapitalization.

Financing Arrangements

As of December 31, 2007, we had a $200.0 million revolving credit facility (Revolving Credit Agreement) expiring August 4, 2010. The facility includes the availability of funding in foreign currencies as well as an “accordion” feature that provides the company the opportunity to request, subject to bank approval, an expansion of up to $50.0 million in the overall size of the facility.

Our letters of credit are generally considered borrowings for purposes of the Revolving Credit Agreement. A total of $26.9 million in letters of credit were outstanding under the Revolving Credit Agreement at December 31, 2007, $20.4 million of which is related to the Australian SH-2G(A) program. The letter of credit for the production portion of the Australian program currently has a balance of $16.0 million.

Total average bank borrowings for 2007 were $82.9 million compared to $79.9 million for 2006 and $49.5 million for 2005. As of December 31, 2007, there was $161.9 million available for borrowing under the Revolving Credit Agreement.

Facility fees and interest rates under the Revolving Credit Agreement are determined on the basis of the company’s credit rating from Standard & Poor’s. In February 2008, Standard & Poor’s re-affirmed the company rating as investment grade BBB- with an outlook of stable. We believe this is a favorable rating for a company of our size. Under the terms of the Revolving Credit Agreement, if this rating should decrease, the effect would be to increase facility fees as well as the interest rates charged. The financial covenants related to the Revolving Credit Agreement include a requirement that the company have i) EBITDA, at least equal to 300 percent of net interest expense, on the basis of a rolling four quarters and ii) a ratio of consolidated total indebtedness to total capitalization of not more than 55 percent. The agreement also incorporates a financial covenant which provides that if the company’s EBITDA to net interest expense ratio is less than 6 to 1, the ratio of i) accounts receivable and inventory for certain Kaman subsidiaries to ii) the company’s consolidated total indebtedness cannot be less than 1.6 to 1. We remained in compliance with those financial covenants as of and for the year ended December 31, 2007.

Other Sources/Uses of Capital

We plan to record pension expense and make a cash contribution of approximately $7.6 million to our tax-qualified defined benefit pension plan for the 2008 plan year. This is based upon the asset value of the pension trust fund as of December 31, 2007. Additionally during 2008, we plan to pay approximately $14.0 million in SERP payments. For the 2007 plan year, we expensed approximately $9.6 million and made a contribution of $10.0 million, of which $2.5 million was paid in January 2008, to our tax-qualified defined benefit pension plan. This was based upon the asset value of the pension trust fund as of December 31, 2006. In 2007, we made SERP payments of $2.4 million.

On November 26, 2007 we issued a redemption notice calling for full redemption on December 20, 2007 of all $11.2 million of the outstanding 6% Convertible Subordinated Debentures due 2012 at a redemption price of 100% of principal amount plus accrued interest to December 20, 2007. The Debentures were convertible until the close of business on December 17, 2007 into shares of our Common Stock at the conversion price of $23.36.

From the date of the announcement to December 17, 2007, holders converted a total of 10,985 debentures, with a value of $11.0 million, into an aggregate of 470,226 shares of our common stock. There were additional conversions during 2007 prior to the redemption announcement of 3,683 debentures for a total of 157,647 shares of common stock.

On December 20, 2007, we paid $0.2 million for the redemption of the remaining 179 debentures. Additionally, as a result of this redemption, we immediately expensed the $0.1 million remaining balance of the deferred charges associated with the debentures.

In November 2000, our board of directors approved a replenishment of the company’s stock repurchase program, providing for repurchase of an aggregate of 1.4 million common shares for use in the administration of our stock plans and for general corporate purposes. As of December 31, 2007, a total of 269,611 shares had been repurchased since inception of this replenishment program. There were no shares repurchased during 2007.

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

Long-Term Contracts

Methodology

For long-term aerospace contracts, we generally recognize sales and income based on the percentage-of-completion method of accounting, which allows for recognition of revenue as work on a contract progresses. We recognize sales and profit based upon either (1) the cost-to-cost method, in which profit is recorded based upon a ratio of costs incurred to estimated total costs to complete the contract, or (2) the units-of-delivery method, in which sales are recognized as deliveries are made and cost of sales is computed on the basis of the estimated ratio of total cost to total sales.

Management performs detailed quarterly reviews of all of our long-term contracts. Based upon these reviews, we record the effects of adjustments in profit estimates each period. If at any time management determines that in the case of a particular contract total costs will exceed total contract revenue, we record a provision for the entire anticipated contract loss at that time.

Judgment and Uncertainties

The percentage-of-completion method requires that we estimate future revenues and costs over the life of a contract. Revenues are estimated based upon the original contract price, with consideration being given to exercised contract options, change orders and in some cases projected customer requirements. Contract costs may be incurred over a period of several years, and the estimation of these costs requires significant judgment based upon the acquired knowledge and experience of program managers, engineers, and financial professionals. Estimated costs are based primarily on anticipated purchase contract terms, historical performance trends, business base and other economic projections. The complexity of certain programs as well as technical risks and the future availability of materials and labor resources could affect the company’s ability to estimate future contract costs. A significant change in an estimate on one or more programs could have a material effect on our financial position or results of operations.

Effect if Actual Results Differ From Assumptions

We have not made any material changes in our accounting methodology relative to long-term contracts during the past several years. While we currently do not believe there is a reasonable likelihood there will be a material change in future estimates or assumptions used to calculate our long-term revenues and costs, certain programs tend to be more complex relative to estimating the percentage of work complete. As a result, changes to these programs could have a significant impact on our results of operations. These include the Australian SH-2G(A) helicopter program with the Royal Australian Navy (RAN), the JPF program, the Sikorsky BLACK HAWK program, the Sikorsky Tail Rotor Pylon program and several other new programs including the new Boeing 787 programs. Estimating the ultimate total cost of these programs has been challenging partially due to the complexity of the programs, the ramping up of the new programs, the lack of materials needed to complete these programs, change orders related to the programs and the need to manage our customers’ expectations. These programs are an important element in the continuing strategy to increase operating efficiencies and profitability as well as broaden our business base. Management continues to monitor and update program cost estimates quarterly for these contracts.

Allowance for Doubtful Accounts

Methodology

The company has three types of accounts receivables: (a) Trade receivables, which consist of amounts billed and currently due from customers; (b) U.S. Government contract receivables, which consist of (1) amounts billed and (2) costs and accrued profit earned but not yet billable under the terms of the contract; and (c) Commercial and other government contract receivables, which also includes (1) amounts billed and (2) costs and accrued profit earned but not yet billable under the terms of the contract. Contract receivables typically relate to balances due under long-term contractual arrangements under which there are progress or milestone billings in accordance with the terms of a contract. Trade receivables typically relate to products sold by the Industrial Distribution segment for which the sales occur generally upon shipment of the product.

The allowance for doubtful accounts represents management’s best estimate of probable losses inherent in the receivable balance. These estimates are based on known past due amounts and historical write-off experience, as well as trends and factors impacting the credit risk associated with specific customers. In an effort to identify adverse trends for trade receivables, we perform ongoing reviews of account balances and the aging of receivables. Amounts are considered past due when payment has not been received within a pre-determined time frame based upon the credit terms extended. For our government and commercial contracts, we evaluate, on an ongoing basis, the amount of recoverable costs. The recoverability of costs is evaluated on a contract-by-contract basis based upon historical trends of payments, program viability and the customer’s credit-worthiness.

Judgment and Uncertainties

As of December 31, 2007 and 2006, our allowance for doubtful accounts was 1.1 percent of gross receivables for both years. Receivables written off, net of recoveries, in 2007 and 2006 were both $0.7 million. Write-offs are charged directly against the allowance for doubtful accounts only after we have exhausted all collection efforts. Actual write-offs and adjustments could differ from the allowance estimates due to unanticipated changes in the business environment as well as factors and risks associated with specific customers.

Effect if Actual Results Differ From Assumptions

Currently we do not believe that we have a significant amount of risk relative to the allowance for doubtful accounts. A 10% increase in the allowance would have a $0.2 million effect on pre-tax earnings. There is additional exposure relative to amounts that we have earned but not billed relative to the SH-2G(A) program. As of December 31, 2007, we had $40.8 million of costs not billed that will be due and payable as the Helicopters segment satisfactorily completes the Australian SH-2G(A) program. When these costs are ultimately billed to the RAN, they will be offset by the application of $7.5 million of contract advances previously paid to the company by the RAN. If the Australian program is not resolved satisfactorily for both parties, we may not be able to collect the remaining amount unbilled. We are working with the RAN on the program and currently believe that these amounts are collectible.

Inventory Valuation

Methodology

We have four types of inventory (a) merchandise for resale, (b) contracts in process, (c) other work in process, and (d) finished goods. Merchandise for resale is stated at the lower of the cost of the inventory or its fair market value. Contracts in process, other work in process and finished goods are valued at production cost comprised of material, labor and overhead, including general and administrative expenses on certain government contracts. Contracts in process, other work in process, and finished goods are reported at the lower of cost or net realizable value. We include raw material amounts in the contracts in process and other work in process balances. Raw material includes certain general stock materials but primarily relates to purchases that were made in anticipation of specific programs that have not been started as of the balance sheet date. The total amount of raw material included in these in process amounts is less than 10.0 percent of the total inventory balance for both 2007 and 2006.

Judgment and Uncertainties

The process for evaluating inventory obsolescence or market value issues often requires the company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business. We adjust our inventory by the difference between the estimated market value and the actual cost of our inventory to arrive at net realizable value. Changes in estimates of future sales volume may necessitate future write-downs of inventory value. Overall, management believes that our inventory is appropriately valued and not subject to further obsolescence in the near term.

Effect if Actual Results Differ From Assumptions

Inventory valuation at our Industrial Distribution segment generally requires less subjective management judgment than the valuation of certain inventory in the four reporting segments that comprise the Aerospace businesses. Based upon a market evaluation performed in 2002 we wrote down our K-MAX inventory by $46.7 million in that year. The K-MAX inventory balance, consisting of work in process and finished goods, was $19.6 million as of December 31, 2007. We believe that it is stated at net realizable value, although lack of demand for spare parts in the future could result in additional write-downs of the inventory value. Management reviews the K-MAX inventory balance on an annual basis to determine whether any additional write-downs are necessary. If such a write down were to occur, this could have a significant impact on our operating results. A 10% write down in this inventory at December 31, 2007, would have affected pre-tax earnings by approximately $1.9 million in 2007.

Vendor Incentives

Methodology

Our Industrial Distribution segment enters into agreements with certain vendors providing for inventory purchase rebates that are generally earned upon achieving specified volume purchasing. The rebate percentages may increase or decrease based upon the amount of inventory purchased or sold annually. Each program is analyzed and reviewed each quarter to determine the appropriateness of the projected annual rebate. Historically, differences between our estimates and actual rebates subsequently received have not been material.

We recognize rebate income relative to specific rebate programs as a reduction of the cost of inventory based on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress toward earning the rebate, provided that the amounts are probable and reasonably estimable.

Judgment and Uncertainties

Our participation in these types of programs is an important element of our Industrial Distribution segment business. These types of programs are common in distribution businesses. Although we believe that we will continue to receive vendor incentives, there is no assurance that our vendors will continue to provide comparable amounts of rebates in the future. Also, we cannot estimate whether we will continue to utilize the vendor programs at the same level as in prior periods.

Effect if Actual Results Differ From Assumptions

If we were to reduce our participation in vendor incentive programs, this could have a significant impact on our operating results.

Goodwill and Other Intangible Assets

Methodology

Goodwill and certain intangible assets that have indefinite lives are evaluated at least annually for impairment. All intangible assets are also reviewed for possible impairment whenever changes in conditions indicate that their carrying value may not be recoverable. The annual evaluation is performed during the fourth quarter, based on the initial annual forecast information. The identification and measurement of goodwill impairment involves the estimation of fair value of the reporting unit as compared to its carrying value. We determine the fair value of our reporting units by utilizing discounted cash flow models. Management’s estimates of fair value are based upon factors such as projected sales and growth rates, discount rates to reflect the risk inherent in future cash flows, and other elements requiring significant judgments. We utilize currently available information regarding present industry and economic conditions and future expectations to prepare our estimates and perform impairment evaluations.

The carrying value of goodwill and other indefinite lived intangibles was $46.0 million and $42.2 million as of December 31, 2007 and 2006, respectively. Based upon its annual evaluation, management has determined that there has been no impairment.

Judgment and Uncertainties

We determine fair value using widely accepted valuation techniques, including discounted cash flow. These types of analyses involve uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. As a result, actual results could differ significantly from the most recent forecasts, which might result in the future impairment of recorded goodwill and other intangible asset balances.

Effect if Actual Results Differ From Assumptions

We do not currently believe there is a reasonable likelihood that there will be a material change in future estimates or assumptions we use to test for impairment losses on goodwill and other intangible assets. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material. Based upon our analysis, a 1.0 percentage point increase in the discount rate used would not have resulted in any goodwill impairment. Additionally, a 10.0 percent decrease in the fair value of our reporting units also would not have resulted in any goodwill impairment.

Long-Term Incentive Programs

Methodology

The company maintains the 2003 Stock Incentive Plan (2003 Plan), which provides for share-based payment awards, including principally incentive and non-statutory stock options, restricted stock, stock appreciation rights, and long-term incentive program (LTIP) awards. In addition, the 2003 Plan contains provisions intended to qualify the plan under Section 162(m) of the Internal Revenue Code of 1986, as amended. We determine the fair value of our non-qualified stock option awards at the date of grant using option-pricing models. Non-qualified stock option awards were valued using a Black-Scholes model. We determine the fair value of our restricted share awards at the date of grant using the closing market price of our stock.

LTIP awards provide certain senior executives an opportunity to receive award payments, in either stock or cash as determined by the Personnel and Compensation Committee of the company’s Board of Directors in accordance with the Plan, at the end of a three-year performance cycle. For each performance cycle, the company’s financial results are compared to the Russell 2000 indices for the same periods based upon the following: (a) average return on total capital, (b) earnings per share growth and (c) total return to shareholders. No awards will be payable unless the company’s performance is at least in the 25th percentile of the designated indices. The maximum award is payable if performance reaches the 75th percentile of the designated indices. Awards for performance between the 25th and 75th percentiles are determined by straight-line interpolation. Awards will be paid out at 100% at the 50th percentile.

In order to estimate the liability associated with LTIP awards, management must make assumptions as to how our current performance compares to current Russell 2000 data based upon the Russell 2000’s historical results. This analysis is performed on a quarterly basis. When sufficient Russell 2000 data for the current year is available, which typically will not be until April or May of the following year, management will adjust the liability to reflect the current best estimate of the total award. Actual results could significantly differ from management’s estimates. The total liability as of December 31, 2007 is $7.1 million.

Judgment and Uncertainties

Option-pricing models and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the future volatility of our stock price, expected dividend yield, future employee turnover rates and future employee stock option exercise behaviors. Changes in these assumptions can materially affect the fair value estimate.

Our long-term incentive plan requires management to make assumptions regarding the likelihood of achieving long-term company goals as well as estimate the impact the external Russell 2000 results may have on our accrual.

Effect if Actual Results Differ From Assumptions

We do not currently believe there is a reasonable likelihood that there will be a material change in future estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material.

If actual results are not consistent with the assumptions used, the stock-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the stock-based compensation. A 10% change in our stock-based compensation expense for the year ended December 31, 2007, would have affected net earnings by approximately $0.5 million in 2007. Due to the timing of availability of the Russell data, there is a risk that the amount we have recorded as LTIP expense could be different from the actual payout. A 10.0 percentage point increase in the total performance factor earned for our LTIP would result in a reduction of 2007 pre-tax earnings by $0.5 million.

Pension Plans

Methodology

We maintain a qualified defined benefit pension plan for our full-time U.S. employees (with the exception of certain acquired companies that have not adopted the plan) as well as a non-qualified Supplemental Employees Retirement Plan (SERP) for certain key executives. Expenses and liabilities associated with each of these plans are determined based upon actuarial valuations. Integral to these actuarial valuations are a variety of assumptions including expected return on plan assets, discount rate and rate of increase in compensation levels. We regularly review these assumptions, which are updated at the measurement date, December 31st, and disclosed in Note 14 to the Consolidated Financial Statements included in this Form 10-K. In accordance with generally accepted accounting principles, the impact of differences between actual results and the assumptions are accumulated and generally amortized over future periods, which will affect expense recognized in future periods.

We believe that two assumptions, the discount rate and the expected rate of return on plan assets, are important elements of expense and/or liability measurement.

Judgment and Uncertainties

The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the pension obligation. For 2007, management reviewed the Citigroup Pension Discount Curve and Liability Index to determine the appropriateness of our discount rate assumptions. This index was designed to provide a market average discount rate to assist plan sponsors in valuing the liabilities associated with postretirement obligations. The Citigroup index is a hypothetical double A yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the Citigroup index is required to have a rating of Aa or better by Moody’s Investors Services, Inc. or a rating of AA or better by Standard & Poor’s. Additionally, we reviewed the change in the general level of interest rates since the last measurement date noting that overall rates had increased since 2006.

Based upon this information, we used a 6.4 percent discount rate as of December 31, 2007 for the qualified benefit pension plan. This rate takes into consideration the population of our pension plan and the anticipated payment stream as compared to the Citigroup index and rounds the results to the nearest fifth basis point. For the SERP, we used the same methodology as the pension plan and derived a discount rate of 5.9 percent for the benefit obligation. The difference in the discount rates is primarily due to the expected duration of SERP payments, which is much less as compared to the overall population of the pension plan. The qualified defined benefit pension plan and SERP used discount rates of 5.85 percent and 5.60 percent, respectively in 2006 for purposes of calculating the benefit obligation.

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

Effect if Actual Results Differ From Assumptions

A lower discount rate increases the present value of benefit obligations and increases pension expense. A one-percentage point decrease in the assumed discount rate would have increased pension expense in 2007 by $6.7 million. A one-percentage point increase in the assumed discount rate would have decreased pension expense in 2007 by $2.2 million.

A lower expected rate of return on pension plan assets would increase pension expense. The expected return on plan assets was 8.0 percent for both December 31, 2007 and 2006. A one-percentage point increase/decrease in the assumed return on pension plan assets assumption would have changed pension expense in 2007 by approximately $4.0 million.

Income Taxes

Methodology

Tax laws in certain of our operating jurisdictions require items to be reported for tax purposes at different times than the items are reflected in our financial statements. Some of these differences are permanent, such as expenses that are never deductible on our tax returns, an example being the recapitalization costs incurred during 2005, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax returns in future years for which we have already recorded the tax benefit in our financial statements. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment is not yet due or the realized tax benefit of expenses we have already reported in our tax returns, but have not yet recognized as expense in our financial statements.

As of December 31, 2007 we had recognized $32.1 million of net deferred tax assets, net of valuation allowances. The realization of these benefits is dependent in part on future taxable income. For those foreign countries or U.S. states where the expiration of tax loss or credit carry forwards or the projected operating results indicates that realization is not likely, a valuation allowance is provided.

Judgment and Uncertainties

Management believes that sufficient income will be earned in the future to realize deferred income tax assets, net of valuation allowances recorded. The realization of these deferred tax assets can be impacted by changes to tax laws, statutory tax rates and future taxable income levels.

Our effective tax rate on earnings from continuing operations was 36.6 percent for 2007. Our effective tax rate is based on expected or reported income or loss, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are valid and defensible, we believe that certain positions may not prevail if challenged. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit or changes in tax legislation. Our effective tax rate includes the impact of reserve provisions and changes to reserves that we consider appropriate. This rate is then applied to our quarterly operating results. In the event that there is a significant unusual or one-time item recognized in our operating results, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or one-time item.

Effect if Actual Results Differ From Assumptions

On January 1, 2007, the company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” The cumulative effect of the adoption of FIN 48 was a decrease of $0.4 million in the liability for unrecognized tax benefits and a corresponding increase to retained earnings. The total liability for unrecognized tax benefits upon adoption was $5.1 million, including interest and penalties of $1.2 million. Included in unrecognized tax benefits upon adoption were items approximating $1.5 million that, if recognized, would favorably affect our effective tax rate in future periods. Currently we do not anticipate that total unrecognized tax benefits will change significantly within the next twelve months. We file tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including 2004. It is our policy to record interest and penalties on unrecognized tax benefits as income taxes. A discussion of the effect of the adoption of FIN 48 is included in Note 13.

Self-Insured Retentions Liabilities

Methodology

We have varying levels of deductibles for losses related to health, workers’ compensation, auto and general liability claims. To limit our exposure to these claims we obtain third party insurance coverage. Our total liability/deductible for workers compensation is limited to $0.4 million per claim and for general liability and auto liability, we are limited to $0.3 million per claim. The cost of such benefits is recognized as expense based on claims filed in each reporting period and an estimate of claims incurred but not reported during such period (IBNR). The estimates for the cost of the claims are based upon information provided to us by the claims administrators and are periodically revised to reflect changes in loss trends. Our IBNR estimate is based upon historical trends.

Judgment and Uncertainties

Liabilities associated with these claims are estimated in part by considering historical claims experience, severity factors and other actuarial assumptions. Projections of future losses are inherently uncertain because of the random nature of insurance claims occurrences and changes that could occur in actuarial assumptions. Such self-insurance accruals will likely include claims for which the ultimate losses will be settled over a period of years.

Effect if Actual Results Differ From Assumptions

The financial results of the company could be significantly affected if future claims and assumptions differ from those used in determining these liabilities. If more claims are made than were estimated or if the costs of actual claims increases beyond what was anticipated, reserves recorded may not be sufficient and additional accruals may be required in future periods. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our self-insured liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our self-insurance reserve would affect our 2007 pre-tax earnings by $0.3 million.

VI. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

The following table summarizes certain of the company’s contractual obligations as of December 31, 2007:

Payments due by period (in millions)
Contractual Obligations	Total	Within 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$11.2	$-	$11.2	$-	$-
Interest payments on debt (A)	1.3	0.5	0.8	-	-
Operating leases	36.5	15.1	15.5	5.1	0.8
Purchase obligations (B)	178.2	126.4	30.8	21.0	-
Other long-term obligations (C)	24.3	5.8	7.6	3.2	7.7
Planned funding of pension and SERP (D)	47.2	22.2	12.3	1.7	11.0
Total	$298.7	$170.0	$78.2	$31.0	$19.5

Note: For more information refer to Note 10, Credit Arrangements-Short-Term Borrowing and Long-Term Debt; Note 16, Commitments and Contingencies; Note 15, Other Long-Term Liabilities; Note 14, Pension Plans, and Note 13, Income Taxes in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K

The following assumptions have been used to derive the disclosed amounts:

(A)	Interest payments on debt within one year are based upon the long-term debt that existed at December 31, 2007. After one year interest payments are based upon average estimated long-term debt balances outstanding each year.

(B)	This category includes purchase commitments with suppliers for materials and supplies as part of the ordinary course of business, consulting arrangements and support services. Only obligations in the amount of at least fifty thousand dollars are included.

(C)	This category includes obligations under the company’s long-term incentive plan, deferred compensation plan, a supplemental disability income arrangement for one former company officer and unrecognized tax benefits under FIN 48.

(D)	This category includes planned funding of the company’s SERP and qualified defined benefit pension plan. Projected funding for the qualified defined benefit pension plan beyond one year has not been included as there are several significant factors, such as the future market value of plan assets and projected investment return rates, which could cause actual funding requirements to differ materially from projected funding.

Off-Balance Sheet Arrangements

The following table summarizes the company’s off-balance sheet arrangements:

	Payments Due By Period (In Millions)
Off-Balance Sheet Arrangements	Total	Within 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Acquisition earn-outs [1]	$9.4	$2.4	$1.0	$2.0	$4.0
Total	$9.4	$2.4	$1.0	$2.0	$4.0

1:	The obligation to pay earn-out amounts depends upon the attainment of specific milestones for Dayron, an operation acquired in 2002.

The company currently maintains $26.9 million in outstanding standby letters of credit under the Revolving Credit Agreement. Of this amount, $20.4 million is attributable to the Australian SH-2G(A) program. These letters of credit were issued to secure payments received in advance on the contract from the customer, the Royal Australian Navy. The letters of credit that relate to the production portion of the contract, approximately $16.0 million, will remain in place until final acceptance of the first fully capable aircraft occurs. The remaining $6.5 million relates to letters of credit associated with the company’s estimate of workers compensation claims incurred. Management does not currently anticipate making any payments against the outstanding letters of credit.

VII. RECENT ACCOUNTING STANDARDS

A summary of recent accounting standards is included in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

SELECTED QUARTERLY FINANCIAL DATA

(in thousands except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net Sales
2007	$266,530	$272,382	$274,856	$272,263	$1,086,031
2006	$244,213	$244,874	$252,089	$250,246	$ 991,422
Gross Profit
2007	$ 75,161	$ 74,584	$ 76,457	$ 74,743	$ 300,945
2006	$ 67,165	$ 66,994	$ 68,521	$ 68,743	$ 271,423
Net Earnings from Continuing Operations
2007	$ 9,073	$ 9,007	$ 9,437	$ 8,974	$ 36,491
2006	$ 5,117	$ 6,402	$ 6,391	$ 6,733	$ 24,643
Net Earnings from Discontinued Operations
2007	$ 1,002	$ 1,052	$ 2,300	$ 3,536	$ 7,890
2006	$ 803	$ 1,084	$ 2,347	$ 2,909	$ 7,143
Gain on Disposal of Discontinued Operations, net of tax
2007	n/a	n/a	n/a	$11,538	$ 11,538
2006	n/a	n/a	n/a	n/a	n/a
Net Earnings
2007	$ 10,075	$ 10,059	$ 11,737	$ 24,048	$ 55,919
2006	$ 5,920	$ 7,486	$ 8,738	$ 9,642	$ 31,786
Per Share - Basic from Continuing Operations
2007	$ 0.37	$ 0.37	$ 0.39	$ 0.37	$ 1.50
2006	$ 0.21	$ 0.27	$ 0.26	$ 0.28	$ 1.02
Per Share - Basic from Discontinued Operations
2007	$ 0.05	$ 0.04	$ 0.09	$ 0.14	$ 0.32
2006	$ 0.04	$ 0.04	$ 0.10	$ 0.12	$ 0.30
Per Share - Basic from Disposal of Discontinued Operations
2007	n/a	n/a	n/a	$ 0.47	$ 0.47
2006	n/a	n/a	n/a	n/a	n/a
Per Share - Basic
2007	$ 0.42	$ 0.41	$ 0.48	$ 0.98	$ 2.29
2006	$ 0.25	$ 0.31	$ 0.36	$ 0.40	$ 1.32
Per Share - Diluted from Continuing Operations
2007	$ 0.37	$ 0.36	$ 0.38	$ 0.35	$ 1.46
2006	$ 0.21	$ 0.27	$ 0.26	$ 0.27	$ 1.01
Per Share - Diluted from Discontinued Operations
2007	$ 0.04	$ 0.04	$ 0.09	$ 0.14	$ 0.31
2006	$ 0.03	$ 0.04	$ 0.10	$ 0.12	$ 0.29
Per Share - Diluted from Disposal of Discontinued Operations
2007	n/a	n/a	n/a	$ 0.46	$ 0.46
2006	n/a	n/a	n/a	n/a	n/a
Per Share Diluted
2007	$ 0.41	$ 0.40	$ 0.47	$ 0.95	$ 2.23
2006	$ 0.24	$ 0.31	$ 0.36	$ 0.39	$ 1.30

Included within certain annual results are a variety of unusual or significant adjustments that may affect comparability. The most significant of such adjustments are described below as well as within Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements.

Included within the 2007 quarterly gross profit are charges related to the Australian SH-2G(A) program as follows: first quarter, $2,466; second quarter, $2,383; third quarter, $768; fourth quarter, $797. Charges related to this program for each quarter in 2006 are as follows: first quarter, $2,508; second quarter, $2,810; third quarter, $2,497; fourth quarter, $1,886.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have various market risk exposures that arise from our ongoing business operations. Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. Our financial results would be impacted by changes in interest rates, certain foreign currency exchange rates and commodity prices.

Foreign Currencies:

We have manufacturing, sales, and distribution facilities in various locations throughout the world. As a result, we make investments and conduct business transactions denominated in various currencies, including the U.S. dollar, the European Euro, the Canadian dollar, the Mexican peso, and the Australian dollar. We manage foreign currency exposures that are associated with committed foreign currency purchases and sales and other assets and liabilities created in the normal course of business at the subsidiary operations level. Sometimes we may, through the use of forward contracts, hedge the price risk associated with committed and forecasted foreign denominated payments and rates. Historically the use of these forward contracts has been minimal. We do not use derivatives for speculative or trading purposes.

Additionally we maintain a euro note facility that qualifies, and has been designated as, an effective hedge against the investment in our German subsidiary (RWG). Throughout 2007, the euro has been stronger than the U.S. dollar, which has resulted in foreign currency gains for this subsidiary. The euro note has acted as an effective hedge against currency gains or losses.

Total annual foreign sales, including foreign export sales, averaged approximately $137.9 million over the last three years. More than half of our foreign sales are to Europe or Canada. Foreign sales represented 14.0 percent of consolidated net sales in 2007. Although this amount is relatively insignificant, the increasing strength of the Euro has resulted in additional pricing pressures for our German subsidiary since most of the products it sells are priced in Euros. Overall, management believes that any near term changes in currency exchange rates would not have a material effect on the company’s financial position.

Interest Rates:

Our primary exposure to interest rate risk relates to our financial instruments. These financial instruments primarily consist of our revolving credit facilities with interest at current market rates. The level of fees and interest charged on revolving credit commitments and borrowings are based upon borrowing levels, market interest rates, and the company’s credit rating.

Our interest rate risk is derived primarily from our outstanding variable rate revolving credit facilities. The principal facility is a $200.0 million revolving credit agreement that expires August 4, 2010. The other facilities, established for foreign operations, are comparatively insignificant in amount. Changes in market interest rates or the company’s credit rating would impact the interest rates on these facilities. As of December 31, 2007, the company does not have any outstanding indebtedness with the exception of a euro note, which is part of our revolving credit facility, for $11.2 million, which is being used as an effective hedge against our investment in RWG. As we begin to use the excess cash generated from the sale of the Music segment, additional borrowings against the Revolver will occur. We will continue to borrow strategically to limit interest rate risk in the future.

Commodity Prices:

We are exposed to volatility in the price of raw materials used in certain manufacturing operations as well as a variety of items procured by our distribution business. These raw materials include, but are not limited to, aluminum, titanium, nickel, copper and other specialty metals. We manage our exposure related to these price changes through strategic procurement and sales practices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

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

Under the supervision of and with the participation of our management, including the undersigned, the company has assessed its internal controls over financial reporting as of December 31, 2007 based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the company concluded that the company maintained effective internal control over financial reporting as of December 31, 2007 based on the specified criteria. During our assessment, management did not identify any material weaknesses in our internal control over financial reporting. KPMG LLP, an independent registered accounting firm that also audited our consolidated financial statements included in this report, audited the effectiveness of internal control over financial reporting and issued their report thereon which is included herein.

February 28, 2008

/s/ Neal J. Keating	/s/ Robert M. Garneau
Neal J. Keating President and Chief Executive Officer	Robert M. Garneau Executive Vice President and Chief Financial Office

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Kaman Corporation

We have audited the accompanying consolidated balance sheets of Kaman Corporation and its subsidiaries (Kaman Corporation) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited Kaman Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kaman Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kaman Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Kaman Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Notes 1 and 18 to the consolidated financial statements, the Company changed its method of accounting for share-based payments as of January 1, 2006.

/s/ KPMG LLP

Hartford, Connecticut

February 28, 2008

CONSOLIDATED BALANCE SHEETS

KAMAN CORPORATION AND SUBSIDIARIES

(In thousands except share and per share amounts)

December 31,	2007	2006
Assets
Current assets:
Cash and cash equivalents	$73,898	$12,720
Accounts receivable, net	158,435	163,163
Inventories	210,341	188,869
Deferred income taxes	28,724	24,687
Other current assets	20,231	16,385
Assets held for sale	-	107,407
Total current assets	491,629	513,231
Property, plant and equipment, net	53,645	49,954
Goodwill & other intangible assets, net	46,188	42,495
Deferred income taxes	3,594	16,797
Overfunded pension	30,486	-
Other assets	9,321	7,936
Total assets	$634,863	$630,413

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	$1,680	$-
Current portion of long-term debt	-	1,551
Accounts payable – trade	74,236	77,263
Accrued salaries and wages	25,328	23,955
Accrued pension costs	14,202	2,862
Accrued contract losses	9,513	11,542
Advances on contracts	9,508	10,215
Other accruals and payables	36,162	39,649
Income taxes payable	12,002	8,787
Liabilities held for sale	-	23,302
Total current liabilities	182,631	199,126
Long-term debt, excl. current portion	11,194	72,872
Other long-term liabilities	46,512	61,854
Commitments and contingencies
Shareholders’ equity:
Capital stock, $1 par value per share:
Preferred stock, 200,000 shares authorized; none outstanding	-	-
Common stock, 50,000,000 shares authorized, voting, 25,181,894 shares issued in 2007 and 24,565,111 shares issued in 2006	25,182	24,565
Additional paid-in capital	78,783	60,631
Retained earnings	262,417	219,137
Accumulated other comprehensive income (loss)	28,555	(2,462)
Less 38,471 shares and 421,840 shares of common stock in 2007 and 2006, respectively, held in treasury, at cost	(411)	(5,310)
Total shareholders’ equity	394,526	296,561
Total liabilities and shareholders’ equity	$634,863	$630,413

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

KAMAN CORPORATION AND SUBSIDIARIES

(In thousands except share and per share amounts)

Year ended December 31	2007	2006	2005

Net sales	$1,086,031	$991,422	$909,878
Cost of sales	785,086	719,999	678,427
	300,945	271,423	231,451

Selling, general and administrative expense	238,796	223,549	211,683
Net (gain)/loss on sale of assets	(2,579)	52	27
Operating income from continuing operations	64,728	47,822	19,741
Interest expense, net	6,336	6,244	3,053
Other expense, net	865	918	871

Earnings from continuing operations before income taxes	57,527	40,660	15,817
Income tax expense	21,036	16,017	10,743
Net earnings from continuing operations	36,491	24,643	5,074

Earnings from discontinued operations, net of taxes	7,890	7,143	7,954
Gain on disposal of discontinued operations, net of taxes	11,538	-	-
Total earnings from discontinued operations	19,428	7,143	7,954
Net earnings	$55,919	$31,786	$13,028

Net earnings per share:
Basic net earnings per share from continuing operations	$1.50	$1.02	$0.22
Basic net earnings per share from discontinued operations	0.32	0.30	0.35
Basic net earnings per share from disposal of discontinued operations	0.47	-	-
Basic net earnings per share	$2.29	$1.32	$0.57

Diluted net earnings per share from continuing operations	$1.46	$1.01	$0.22
Diluted net earnings per share from discontinued operations	0.31	0.29	0.35
Diluted net earnings per share from disposal of discontinued operations	0.46	-	-
Diluted net earnings per share	$2.23	$1.30	$0.57

Average shares outstanding:
Basic	24,375	24,036	23,038
Diluted	25,261	24,869	23,969

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

KAMAN CORPORATION AND SUBSIDIARIES

(In thousands except share and per share amounts)

	Class A Common Stock	Class B Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Restricted Stock Awards	Accum. Other Compreh. Income (Loss)	Treasury Stock	Total Shareholders’ Equity

Balance at January 1, 2005	$23,066	$668	$-	$76,468	$197,586	$(893)	$(684)	$(12,041)	$284,170
Net earnings	-	-	-	-	13,028	-	-	-	13,028
Foreign currency translation adjustments	-	-	-	-	-	-	503	-	503
Pension plan adjustments, net of tax of $2,430	-	-	-	-	-	-	(3,964)	-	(3,964)

Comprehensive income									$9,567
Dividends	-	-	-	-	(11,231)	-	-	-	(11,231)
Recapitalization	(23,066)	(668)	24,565	(14,723)	-	-	-	-	(13,892)
Stock awards issued and related tax benefit	-	-	-	(3,110)	-	(116)	-	3,807	581
Share-based compensation expense	-	-	-	-	-	555	-	-	555
Conversion of debentures	-	-	-	2	-	-	-	2	4

Balance at December 31, 2005	-	-	24,565	58,637	199,383	(454)	(4,145)	(8,232)	269,754
Net earnings	-	-	-	-	31,786	-	-	-	31,786
Foreign currency translation adjustments	-	-	-	-	-	-	1,268	-	1,268

Comprehensive income									$33,054
Dividends	-	-	-	-	(12,032)	-	-	-	(12,032)
Stock awards issued and related tax benefit	-	-	-	1,005	-	-	-	2,233	3,238
Share-based compensation expense	-	-	-	1,300	-	-	-	531	1,831
Conversion of debentures	-	-	-	143	-	-	-	158	301
Adoption of SFAS 123(R)	-	-	-	(454)	-	454	-	-	-
Adoption of SFAS 158, net of tax of $255	-	-	-	-	-	-	415	-	415

Balance at December 31, 2006	-	-	24,565	60,631	219,137	-	(2,462)	(5,310)	296,561
Net earnings	-	-	-	-	55,919	-	-	-	55,919
Foreign currency translation adjustments	-	-	-	-	-	-	3,128	-	3,128
Pension plan adjustments, net of tax of $17,163	-	-	-	-	-	-	27,889	-	27,889

Comprehensive income									$86,936
Dividends	-	-	-	-	(13,054)	-	-	-	(13,054)
Stock awards issued and related tax benefit	-	-	36	1,939	-	-	-	3,281	5,256
Share-based compensation expense	-	-	20	2,935	-	-	-	789	3,744
Conversion of debentures	-	-	561	13,278	-	-	-	829	14,668
Adoption of FIN 48	-	-	-	-	415	-	-	-	415

Balance at December 31, 2007	$-	$-	$25,182	$78,783	$262,417	$-	$28,555	$(411)	$394,526

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

KAMAN CORPORATION AND SUBSIDIARIES

(In thousands except share and per share amounts)

Year ended December 31	2007	2006	2005
Cash flows from operating activities:
Net earnings from continuing operations	$36,491	$24,643	$5,074
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	9,893	8,754	8,184
Change in allowance for doubtful accounts	(3)	(511)	(2,325)
Net (gain) loss on sale of assets	(2,579)	56	27
Stock compensation expense	3,827	2,867	8,820
Excess tax benefits from share-based compensation arrangements	(1,171)	(378)	-
Deferred income taxes	(7,780)	(1,243)	2,555
Changes in assets and liabilities, excluding effects of acquisitions/divestures:
Accounts receivable	4,255	(10,783)	21,674
Inventories	(23,765)	(14,204)	(11,438)
Other current assets	(3,373)	(1,432)	(1,176)
Accounts payable	931	(5,295)	16,060
Accrued contract losses	(2,033)	(8,429)	(17,550)
Advances on contracts	(706)	(4,298)	(2,208)
Accrued expenses and payables	(2,871)	(3,128)	(3,569)
Income taxes payable	4,275	2,199	4,373
Pension liabilities	3,312	8,560	8,811
Other long-term liabilities	6,878	1,853	1,165
Net cash provided by (used in) operating activities of continuing operations	25,581	(769)	38,477
Net cash provided by (used in) operating activities of discontinued operations	209	7,588	4,299
Net cash provided by (used in) operating activities	25,790	6,819	42,776
Cash flows from investing activities:
Proceeds from sale of assets	5,741	541	346
Net proceeds from sale of discontinued operations	112,302	-	-
Expenditures for property, plant & equipment	(14,226)	(12,099)	(8,392)
Acquisition of businesses including earn out adjustment	(3,238)	(1,752)	(2,872)
Other, net	(4,918)	(1,997)	479
Cash provided by (used in) investing activities of continuing operations	95,661	(15,307)	(10,439)
Cash provided by (used in) investing activities of discontinued operations	301	(383)	(30,168)
Cash provided by (used in) investing activities	95,962	(15,690)	(40,607)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit agreements	(45,286)	11,735	23,211
Debt repayment	(1,722)	(1,821)	(1,803)
Net change in book overdraft	(4,613)	4,872	595
Recapitalization	-	-	(13,892)
Proceeds from exercise of employee stock plans	5,256	3,238	581
Dividends paid	(12,552)	(12,002)	(10,747)
Debt issuance costs	(150)	-	(824)
Windfall tax benefit	1,171	378	-
Other	1,444	5,950	(28,153)
Cash provided by (used in) financing activities of continuing operations	(56,452)	12,350	(31,032)
Cash provided by (used in) financing activities of discontinued operations	(4,744)	(3,954)	29,470
Cash provided by (used in) financing activities	(61,196)	8,396	(1,562)
Net increase (decrease) in cash and cash equivalents	60,556	(475)	607
Effect of exchange rate changes on cash and cash equivalents	622	197	22
Cash and cash equivalents at beginning of period	12,720	12,998	12,369
Cash and cash equivalents at end of period	$73,898	$12,720	$12,998

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(In thousands except share and per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of the company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior year financial statements and notes thereto have been reclassified to conform to current year presentation.

USE OF ESTIMATES - The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment, intangibles and goodwill; valuation allowances for receivables, inventories and deferred income tax assets; valuation of share-based compensation and vendor incentives; and assets and obligations related to employee benefits and accounting for long-term contracts. Actual results could differ from those estimates.

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

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the company to concentrations of credit risk consist principally of trade accounts receivable. The carrying amounts of these items as well as trade accounts payable and notes payable approximate fair value due to the short-term maturity of these instruments. The Helicopters segment had one customer that accounted for 25.8% and 25.3% of the consolidated accounts receivable balance as of December 31, 2007 and 2006, respectively. No individual customer accounted for more than 10% of consolidated net sales. Foreign sales were approximately 14.0%, 13.6% and 14.0% of the company’s net sales in 2007, 2006 and 2005, respectively, and are concentrated primarily in Australia, Canada, Europe, Mexico, and Asia.

ADDITIONAL CASH FLOW INFORMATION - Non-cash financing activity includes the conversion of 14,668 debentures in 2007, 301 debentures in 2006 and 4 debentures in 2005 into 627,873, 12,871 and 171 shares of common stock, respectively. In 2007, we recorded an adjustment to other comprehensive income related to the overfunding of our pension plan, offset to some extent by an underfunding of our SERP. The total adjustment was $27,889, net of tax of $17,163. For 2006, we had an underfunding of our pension and SERP of $415, net of tax of $255 and in 2005 we recorded an additional minimum liability of $3,964, net of tax of $2,430 related to our SERP. We describe our pension obligations in more detail in Note 14.

REVENUE RECOGNITION - Sales and estimated profits under long-term contracts are principally recognized on the percentage-of-completion method of accounting, generally using as a measurement basis either a ratio that costs incurred bear to estimated total costs (after giving effect to estimates of costs to complete based upon most recent information for each contract) or units-of-delivery. Reviews of contracts are made routinely throughout their lives and the impact of revisions in profit estimates are recorded in the accounting period in which the revisions are made. Any anticipated contract losses are charged to operations when first indicated. In cases where we have multiple contracts with a single customer, each contract is generally treated as a separate obligation and accounted for as such.

Other types of sales contracts are initially reviewed to ascertain if there is a multiple element arrangement. If such an arrangement exists and there is no evidence of stand-alone value for each element of the undelivered items, recognition of sales for the arrangement is deferred until all elements of the arrangement are delivered and risk of loss and title have passed. For elements that do have stand-alone value or contracts that are not considered multiple element arrangements, sales and related costs of sales are recognized when the product has been shipped or delivered depending upon when title and risk of loss have passed.

As of December 31, 2007, approximately $518 of pre-contract costs was included in inventory, which represented 0.2% of total inventory. Pre-contract costs incurred for items such as materials or tooling for anticipated contracts are included in inventory if recovery of such costs is considered probable. Thereafter, if we determine we will not be awarded an anticipated contract and the associated pre-contract costs cannot be applied to another program the costs are expensed immediately. Learning or start-up costs incurred in connection with existing or anticipated follow-on contracts are charged to the existing contract unless the terms of the contract permit recovery of these costs over a specific contractual term and provide for reimbursement if the contract is cancelled.

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

COST OF SALES AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Cost of sales includes costs of products and services sold (i.e., purchased product, raw material, direct labor, engineering labor, outbound freight charges and indirect and overhead charges). Selling expenses primarily consist of advertising, promotion, bid and proposal, employee payroll and corresponding benefits and commissions paid to sales and marketing personnel. General and administrative expenses primarily consist of employee payroll including executive, administrative and financial personnel and corresponding benefits, incentive compensation, independent research and development, consulting expenses, warehousing costs, depreciation and amortization. The Helicopters, Fuzing and Aerostructures segments include general and administrative expenses as an element of program cost and inventory for certain government contracts.

Certain inventory related costs, including purchasing costs, receiving costs and inspection costs, for the Industrial Distribution segment are not included in the cost of sales line item. For the years ended December 31, 2007, 2006 and 2005, $2,877, $2,746 and $2,329, respectively, of such costs are included in general and administrative costs.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand, demand deposits and short term cash investments. These investments are highly liquid in nature and have original maturities of three months or less. Book overdraft positions, which occur when total outstanding issued checks exceed available cash balances at a single financial institution at the end of each reporting period, are reclassified to accounts payable within the consolidated balance sheets. At December 31, 2007 and 2006, the company had book overdrafts of $8,045 and $12,596, respectively, classified in accounts payable.

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

INVENTORIES - Inventory of merchandise for resale is stated at cost (using the average costing method) or market, whichever is lower. Contracts and other work in process and finished goods are valued at production cost represented by raw material, labor and overhead. Initial tooling and startup costs may be included, where applicable. Contracts and other work in process and finished goods are not reported at amounts in excess of net realizable values. The company includes raw material amounts in the contracts in process and other work in process balances. Raw material includes certain general stock materials but primarily relates to purchases that were made in anticipation of specific programs for which production has not been started as of the balance sheet date. The total amount of raw material included in these work in process amounts is less than 5% of the total inventory balance.

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

GOODWILL AND OTHER INTANGIBLE ASSETS - Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is reviewed for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets (Statement 142). The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. Goodwill and intangible assets with indefinite lives are evaluated for impairment in the fourth quarter, based on initial annual forecast information. Intangible assets with finite lives are amortized using the straight-line method over their estimated period of benefit, which generally ranges from 10 to 20 years. The goodwill and other intangible assets are also reviewed for possible impairment whenever changes in conditions indicate that the fair value of a reporting unit is below its carrying value. Based upon the annual impairment assessment, there were no goodwill or intangible asset impairments in 2007, 2006 or 2005.

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

VENDOR INCENTIVES – Our Industrial Distribution segment enters into agreements with certain vendors providing for inventory purchase incentives that are generally earned and recognized upon achieving specified volume-purchasing levels. The company recognizes rebate income relative to specific rebate programs as a reduction of the cost of inventory based on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress toward earning the rebate, provided that the amounts are probable and reasonably estimable. As of both December 31, 2007 and 2006, total vendor incentive receivables, included in other current assets, was approximately $9,400.

SELF-INSURED RETENTIONS - We are self-insured for certain losses related to health, workers’ compensation, auto and general liability claims. However, we obtain third-party insurance coverage to limit our exposure to these claims. Our total liability for workers compensation is limited to $350 per claim and for general liability and auto liability, we are limited to $250 per claim. The cost of such benefits is recognized as expense based on claims filed in each reporting period and an estimate of claims incurred but not reported during such period (IBNR). The estimates for the cost of the claims are based upon information provided to us by the claims administrators and are periodically revised to reflect changes in loss trends. Our IBNR estimate is based upon historical trends. These amounts are included in other accruals and payables on our consolidated balance sheet.

Liabilities associated with these claims are estimated in part by considering historical claims experience, severity factors and other actuarial assumptions. Projections of future losses are inherently uncertain because of the random nature of insurance claims occurrences and changes that could occur in actuarial assumptions. Such self-insurance accruals will likely include claims for which the ultimate losses will be settled over a period of years.

RESEARCH AND DEVELOPMENT - Research and development costs not specifically covered by contracts are charged against income as incurred through selling, general and administrative expense. Such costs amounted to $3,303, $3,279 and $2,606 in 2007, 2006 and 2005, respectively.

INCOME TAXES - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. On January 1, 2007, the company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” A discussion of the effect of the adoption of FIN 48 is included in Note 13.

SHARE-BASED ARRANGEMENTS - Prior to 2006, we applied the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations, in accounting for stock options granted under the stock option plan. Under the intrinsic value method, no compensation cost was recognized if the exercise price of our employee stock options was equal to or greater than the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost was recognized in the accompanying consolidated statements of operations prior to 2006 on stock options granted to employees, since all options granted under our stock option plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

The following table reflects pro forma net earnings and earnings per share for the twelve months ended December 31, 2005 as if we had applied the fair value method.

2005

Net earnings:
As reported	$13,028
Stock compensation expense reported in net earnings, net of taxes	5,468
Less pro forma stock compensation expense, net of taxes	(6,215)

Pro forma net earnings	$12,281

Earnings per share - basic:
As reported	0.57
Pro forma	0.53
Earnings per share - diluted:
As reported	0.57
Pro forma	0.53

PENSION ACCOUNTING - Effective December 31, 2006, the company adopted Statement of Financial Accounting Standards No. 158 (SFAS 158), “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements Nos. 87, 88, 106, and 132(R)”. SFAS 158 requires that we recognize the overfunded or underfunded status of our defined benefit plans (our Plans), calculated as the difference between our plan assets and the projected benefit obligation, as an asset or liability in our 2006 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. Prior to the adoption of SFAS 158, the company was required to maintain a minimum funding liability based upon the accumulated benefit obligation.

RECENT ACCOUNTING STANDARDS - In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of SFAS 157, but do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). This Statement gives entities the option to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. We are currently evaluating the impact of SFAS 159, but do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No 141(R) “Business Combinations” (SFAS 141(R)). The objective of this Statement is to improve the relevance and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141(R) establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact of SFAS 141(R) and expect that it will have a material impact on how we account for business combinations going forward.

In December 2007, the FASB issued Statement of Financial Accounting Standards No 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS 160). The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). We are currently evaluating the impact of SFAS 160, but do not expect the adoption of SFAS 160 to have a material impact on our consolidated financial position, results of operations or cash flows.

2. DISCONTINUED OPERATIONS

On October 29, 2007, the company announced that it had entered into a definitive agreement to sell 100 percent of the stock of its wholly owned subsidiary, Kaman Music Corporation (KMC), to Fender Musical Instruments Corporation of Scottsdale, Arizona. The transaction closed on December 31, 2007 as more fully described in Note 3, Acquisitions and Divestitures.

This segment qualifies as an asset group to be disposed of under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result, the company has reported the results of operations and consolidated financial position of this segment as discontinued operations within the consolidated financial statements for all periods presented.

The following tables provide information regarding the results of discontinued operations and the assets and liabilities included in the amounts reported as assets and liabilities held for sale in the consolidated balance sheets:

	2007	2006	2005

Net sales of discontinued operations	$214,091	$214,732	$191,318

Income from discontinued operations	$12,465	$11,555	$13,016
Other income (expense) from discontinued operations	98	63	18

Earnings from discontinued operations before income taxes	12,563	11,618	13,034
Provision for income taxes	(4,673)	(4,475)	(5,080)

Net earnings from discontinued operations before gain on disposal	$7,890	$7,143	$7,954

Gain on disposal of discontinued operations	18,065	-	-
Provision for income taxes on gain	(6,527)	-	-

Net gain on disposal	11,538	-	-

Net earnings from discontinued operations	$19,428	$7,143	$7,954

December 31, 2006
Assets held for sale:
Accounts receivable, net	$26,165
Inventory	42,481
Property, plant & equipment, net	4,211
Intangible assets, net	5,159
Goodwill and trademarks not subject to amortization	28,442
Other assets	949

$107,407

Liabilities held for sale:
Accounts payable	$17,796
Accrued expenses and other liabilities	5,506

$23,302

3. ACQUISITIONS AND DIVESTITURES

On December 31, 2007, the company completed its previously announced sale of all of the capital stock of its wholly-owned subsidiary, Kaman Music Corporation, to Fender Musical Instruments Corporation (“FMIC” or “Fender”). Pursuant to the terms of the stock purchase agreement, as amended, Kaman received $119,500 in cash, which includes the purchase price of $117,000 and certain working capital and cash adjustments made at closing as set forth in the stock purchase agreement. The purchase price is subject to additional specified post closing purchase price adjustments. The total pre-tax gain net of transaction costs was $18,065. The company used a portion of the proceeds to pay down the majority of the outstanding indebtedness of the company and will use the remainder to further its long-term strategies.

On December 31, 2007, the company sold the Fuzing segment’s 40mm assets, comprised principally of equipment and inventory, to DSE, Inc., former owner of the Dayron operation. The total sales price was $7,018, which consisted of cash of $5,504 and offsets of acquisition earn out liabilities, a portion of which was being withheld pending the resolution of the warranty matter relative to the FMU-143 program. (See Note 16 for further discussion.) The total gain on the sale of the assets was $2,570. Additional consideration of up to $472 may be received in the form of offsets against future earn out payments if Dayron achieves the required milestones.

The company incurred costs of $3,238, $1,752 and $2,872 for the acquisition of businesses during 2007, 2006 and 2005, respectively. These acquisition costs include contingency payments to the former owner of Dayron, which payments could total $25,000 over time, if certain milestones are reached. Any such contingency payments would be treated as additional goodwill. Accruals and additional goodwill of $2,776, $1,751 and $2,369 were recorded during 2007, 2006 and 2005, respectively, reflecting additional payments due by virtue of certain milestones having been attained. Total contingency payments paid through 2007 were $5,615.

During 2007, the company purchased the remaining minority interest in Delamac de Mexico S.A. de C.V. (“Delamac”) for $462. As of December 31, 2006, the company held a 90.8% equity interest in Delamac The minority interest was included in other long-term liabilities on the 2006 consolidated balance sheet.

4. ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

December 31	2007	2006

Trade receivables	$74,057	$70,030
U.S. Government contracts:
Billed	20,852	26,938
Costs and accrued profit – not billed	6,190	4,544
Commercial and other government contracts:
Billed	17,740	21,479
Costs and accrued profit – not billed	41,407	41,968
Less allowance for doubtful accounts	(1,811)	(1,796)

Total	$158,435	$163,163

Included in commercial and other government contracts – not billed as of December 31, 2006 was $41,295 related to the Helicopters segment’s production contract for the Australian SH-2G(A) program. Of this balance, $40,789 remained unbilled as of December 31, 2007. A total of $1,133 was billed during of 2007 of which $37 is still outstanding. Based upon the terms of the existing contract, the company estimates that approximately $1,000 of the currently unbilled amount will be billed after December 31, 2008. If the company performs additional work scope for the customer pursuant to currently proposed terms of a potential contract modification, certain milestone billings permitted under the existing contract will be deferred and approximately $35,325 of the currently unbilled amount will be billed after December 31, 2008.

5. INVENTORIES

Inventories consist of the following:

December 31	2007	2006

Merchandise for resale	$93,949	$91,022
Contracts in process:
U.S. Government, net of progress payments of $29,758 and $25,203 in 2007 and 2006, respectively	33,024	47,086
Commercial and other government contracts	19,344	18,949
Other work in process (including certain general stock materials)	50,636	18,293
Finished goods (including certain general stock materials)	13,388	13,519

Total	$210,341	$188,869

K-MAX® inventory of $19,568 and $19,320 is included in other work in process and finished goods as of December 31, 2007 and 2006, respectively. Management believes that a significant portion of this K-MAX inventory will be sold after one year, based upon the anticipation of supporting the fleet for the foreseeable future.

The aggregate amounts of general and administrative costs charged to inventory for the Aerostructures, Fuzing and Helicopters segments during 2007, 2006 and 2005 were $35,500, $32,997, and $27,806, respectively. The estimated amounts of general and administrative costs remaining in contracts in process at December 31, 2007 and 2006 are $6,680 and $5,899, respectively, and are based on the ratio of such costs to total costs of production.

The company had Industrial Distribution segment inventory of $3,313 and $3,600 as of December 31, 2007 and 2006, respectively, on consignment at customer locations.

6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is summarized as follows:

December 31	2007	2006

Land	$4,457	$4,327
Building	34,007	32,420
Leasehold improvements	14,311	13,231
Machinery, office furniture and equipment	110,870	104,383

Total	163,645	154,361
Less accumulated depreciation	(110,000)	(104,407)

Property, plant and equipment, net	$53,645	$49,954

Excess capacity and related costs, attributable to the Helicopters segment, of $1,284, $2,424 and $2,749 for 2007, 2006 and 2005, respectively, were included in cost of sales.

Depreciation expense was $9,510, $8,497 and $8,014 for 2007, 2006 and 2005, respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill and other intangible assets, net are as follows:

December 31	2007	2006

Goodwill:
Aerostructures	$7,810	$7,810
Fuzing	25,865	23,089
Helicopters	-	-
Specialty Bearings	8,013	7,233

Subtotal Aerospace	41,688	38,132
Industrial Distribution	4,305	4,078

Total	$45,993	$42,210

December 31	2007	2006

Other intangible assets:
Patents	$813	$987
Less accumulated amortization	(618)	(702)

Other intangible assets, net	$195	$285

The patents relate to the reporting segments in the aerospace industry. During 2007 and 2006, the company wrote off $238 and $676 of patents and $122 and $459 of related accumulated amortization, respectively. Amortization periods for intangible assets range from 10 to 20 years.

Intangible asset amortization expense was $39, $64 and $74 in 2007, 2006 and 2005, respectively. Amortization expense for each of the next five years is expected to approximate $39 per year.

8. ACCRUED CONTRACT LOSSES

The following is a summary of activity and balances associated with accrued contract losses for 2007 and 2006.

	2007	2006

Balance at January 1	$11,542	$19,950
Additions to loss accrual	9,561	10,937
Costs incurred	(11,236)	(18,079)
Release to income	(354)	(1,266)

Balance at December 31	$9,513	$11,542

During 2007, the company recorded an additional $6,414 of pretax charges for the SH-2G(A) Helicopter Program as further discussed in Note 16. This contract has been in a loss position since 2002. The remaining accrued contract loss for the Australian program as of December 31, 2007 was $8,340. We will continue to monitor the contract loss accrual and adjust it as necessary to reflect changes in the anticipated cost of completing the program.

Other additions to our contract loss accrual relate primarily to initial purchase orders on certain new programs in the Aerostructures and Fuzing segments.

9. EXIT ACTIVITY

The following table displays the activity and balances associated with accruals related to exit activities:

	2007	2006

Balance at January 1	$2,698	$3,026
Additions to accrual	2,568	-
Payments	(561)	(328)

Balance at December 31	$4,705	$2,698

In connection with the Moosup, Connecticut plant closure, the company recorded restructuring costs of $8,290 in 2002. The charge included $3,290 of severance related costs and $5,000 for closing the facility (including estimated costs of an ongoing environmental remediation program and ultimate disposal of the property). In 2007 we accrued an additional $328 of anticipated costs to complete these activities. For 2007 and 2006, the company paid $561 and $328, respectively, for costs associated with environmental remediation activities for the Moosup facility. The remaining accrual as of December 31, 2007, which consists primarily of the estimated cost of ongoing environmental remediation, was $2,465. The balance of the increase in the exit activity accrual balance in 2007 relates primarily to estimated environmental remediation costs that we expect to incur at the former Music segment’s New Hartford, Connecticut facility. This matter is described in more detail in Note 16.

These exit activity accruals are included in other accruals and payables and other long-term liabilities in the consolidated balance sheets for each period presented. Ongoing maintenance costs of $474, $610 and $0 for 2007, 2006 and 2005, respectively, related to the idle Moosup facility are included in selling, general and administrative expenses.

10. CREDIT ARRANGEMENTS – SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Revolving Credit Agreement - As of December 31, 2007, the company had a $200,000 revolving credit facility (Revolving Credit Agreement) expiring August 4, 2010. The facility includes the availability of funding in foreign currencies as well as an “accordion” feature that provides the company the opportunity to request, subject to bank approval, an expansion of up to $50,000 in the overall size of the facility. As of December 31, 2007, there was $161,890 available for borrowing under the Revolving Credit Agreement. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Agreement.

The financial covenants associated with the current credit facility include a requirement that the company have i) EBITDA at least equal to 300% of net interest expense on the basis of a rolling four quarters and ii) a ratio of consolidated total indebtedness to total capitalization of not more than 55%. The agreement also incorporates a financial covenant which provides that if the company’s EBITDA to net interest expense ratio is less than 6 to 1, the ratio of i) accounts receivable and inventory for certain Kaman subsidiaries to ii) the company’s consolidated total indebtedness cannot be less than 1.6 to 1. For each outstanding credit facility as of 2007, 2006 and 2005, the company was in compliance with our debt covenants.

In 2007 and 2005, the company incurred $150 and $824, respectively, in debt issuance costs. These costs have been capitalized and are being amortized on a straight-line basis over the term of the facility. Total amortization expense for 2007, 2006 and 2005 was $204, $165 and $69, respectively.

Certain Letters of Credit - The face amounts of irrevocable letters of credit issued under the Revolving Credit Agreement totaled $26,916 and $26,280 at December 31, 2007 and 2006, respectively. Of those amounts, $20,436 and $19,800 at December 31, 2007 and 2006, respectively, is attributable to the Australian SH-2G(A) helicopter program.

Convertible Subordinated Debentures - The company issued its 6% convertible subordinated debentures during 1987. The debentures were convertible into shares of the common stock of Kaman Corporation at any time on or before March 15, 2012 at a conversion price of $23.36 per share at the option of the holder unless previously redeemed by the company. The debentures were subordinated to the claims of senior debt holders and general creditors.

On November 26, 2007 the company issued a redemption notice calling for full redemption on December 20, 2007 of all $11,164 of its remaining outstanding 6% Convertible Subordinated Debentures due 2012 at a redemption price of 100% of principal amount plus accrued interest to December 20, 2007. From the date of the announcement to the date prior to the redemption, holders converted a total of 10,985 debentures, with a value of $10,985, into an aggregate of 470,226 shares of the company’s common stock. There were additional conversions during 2007 prior to the redemption announcement of 3,683 debentures for 157,647 shares of common stock. On December 20, 2007, the company paid $179 for the redemption of 179 debentures. Additionally, as a result of this redemption, the company expensed the remaining deferred debenture related charges of $116.

Short-Term Borrowings - Under the Revolving Credit Agreement, the company has the ability to borrow funds on both a short-term and long-term basis. The company also has certain other credit arrangements to borrow funds on a short-term basis with interest at current market rates. Short-term borrowings outstanding under such other credit arrangements as of December 31, 2007 were $1,680. There were no such borrowings outstanding at December 31, 2006. The weighted average interest rate on short-term borrowings outstanding for 2007 and 2006 was 6.10% and 5.76%, respectively.

Long-term Debt - The company has long-term debt as follows:

December 31	2007	2006

Revolving credit agreement	$11,194	$58,033
Convertible subordinated debentures	-	16,390

Total	11,194	74,423
Less current portion	-	1,551

Total excluding current portion	$11,194	$72,872

The weighted average interest rate on long-term borrowings outstanding as of December 31, 2007 and 2006 was 6.19% and 5.86%, respectively.

With the exception of the Euro portion of the Revolver, the entire balance was paid down as of December 31, 2007 with a portion of the proceeds from the Music sale. The long-term debt outstanding at December 31, 2007 is due in 2010, when the above facility expires.

Interest Payments - Cash payments for interest were $6,929, $6,584 and $4,023 for 2007, 2006 and 2005, respectively.

11. ADVANCES ON CONTRACTS

Advances on contracts include customer advances together with customer payments and billings associated with the achievement of certain contract milestones in excess of costs incurred, primarily for the Australian SH-2G(A) helicopter contract. The customer advances for that contract are fully secured by letters of credit. It is anticipated that the advances on contracts along with the majority of the associated letters of credit will remain in place until final acceptance of the aircraft by the Royal Australian Navy.

12. PRODUCT WARRANTY COSTS

Changes in the carrying amount of accrued product warranty costs, included in Other Accruals and Payables, for 2007 and 2006 are summarized as follows:

	2007	2006

Balance at January 1	$2,028	$4,304
Warranty costs incurred	(282)	(2,737)
Product warranty accrual	105	500
Release to income	(764)	(39)

Balance at December 31	$1,087	$2,028

The company has been working to resolve two warranty-related matters at the Dayron facility. The first issue involves a supplier’s recall of a switch embedded in certain bomb fuzes. The second warranty issue involves bomb fuzes manufactured for the U. S. Army utilizing systems which originated before Dayron was acquired by Kaman that have since been found to contain an incorrect part. The net reserve as of the end of 2007 related to these two matters is $1,032. This represents management’s best estimate of the costs, including re-work, transportation costs and testing, currently expected to be incurred in resolving these matters. This matter is more fully discussed in Note 16.

In December 2007, we reversed a warranty accrual established in anticipation of costs to be incurred in connection with the replacement of certain non-conforming aircraft panels manufactured by our Wichita facility. The original accrual was for $1,040, of which $363 was spent during 2005 and early 2006. We have continued to do work for both the customers affected by this warranty matter and are currently negotiating a long-term agreement to produce this same part in the future for one of those customers. Based on the information currently available, we believe it is unlikely that we will incur any additional costs for this warranty matter. Therefore, during December 2007, we reversed the remaining $677 balance of the reserve.

13. INCOME TAXES

The components of income tax expense (benefit) for continuing operations are as follows:

	2007	2006	2005

Current:
Federal	$20,062	$12,773	$5,024
State	1,956	1,700	1,312
Foreign	2,261	2,510	1,829

	24,279	16,983	8,165

Deferred:
Federal	(2,730)	(757)	2,541
State	(656)	(102)	26
Foreign	143	(107)	11

	(3,243)	(966)	2,578

Total	$21,036	$16,017	$10,743

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

December 31	2007	2006

Deferred tax assets
Long-term contracts	$3,839	$4,539
Deferred employee benefits	13,534	28,524
Inventory	9,357	9,195
Tax loss and credit carry-forwards	9,018	4,268
Accrued liabilities and other taxes	6,525	4,590

Total deferred tax assets	42,273	51,116

Deferred tax liabilities
Depreciation and amortization	(2,824)	(3,511)
Intangibles	(3,125)	(2,358)
Other items	(259)	(213)

Total deferred tax liabilities	(6,208)	(6,082)

Total deferred tax assets before valuation allowance	36,065	45,034
Valuation allowance	(3,946)	(3,710)

Net deferred tax assets after valuation allowance	$32,119	$41,324

Foreign long-term deferred tax liabilities of $199 and $160 are included in Other Long-Term Liabilities as of December 31, 2007 and 2006, respectively. Valuation allowances of $3,946 and $3,710 at December 31, 2007 and 2006, respectively, reduced the deferred tax asset attributable to foreign loss and state loss and credit carry-forwards to an amount that, based upon all available information, is more likely than not to be realized. Reversal of the valuation allowance is contingent upon the recognition of future taxable income in the respective jurisdictions or changes in circumstances which cause the realization of the benefits of the loss carry-forwards to become more likely than not. The net increase in the valuation allowance of $236 is due to the generation of $989 in Canadian and state loss and tax credit carry-forwards, offset by $618 of utilization of state carry-forwards and expiration of $135 of Canadian loss carry-forwards.

Canadian tax loss carry-forwards are approximately $2,282, with $1,993 expiring between 2008 and 2010 and the balance in 2027. State carry-forwards are in numerous jurisdictions with varying lives. U.S. foreign tax credit carry-forwards of $4,610 expire between 2014 and 2017.

No valuation allowance has been recorded against the other deferred tax assets because the company believes that these deferred tax assets will, more likely than not, be realized. This determination is based largely upon the company’s anticipated future taxable income, foreign-source income, and its ability to carry-back reversing items within two years to offset taxes paid. In addition, the company has the ability to offset deferred tax assets against deferred tax liabilities created for such items as depreciation and amortization.

Pre-tax income from foreign operations amounted to $4,978, $4,656 and $2,631 in 2007, 2006 and 2005, respectively. Income taxes have not been provided on undistributed earnings of $10,542 from foreign subsidiaries since it is the company’s intention to permanently reinvest such earnings or to distribute them only when it is tax efficient to do so. It is impracticable to estimate the total tax liability, if any, which would be created by the future distribution of these earnings.

The provision for income taxes for continuing operations differs from that computed at the federal statutory corporate tax rate as follows:

	2007	2006	2005

Federal tax at 35% statutory rate	$20,134	$14,231	$5,536
State income taxes, net of federal benefit	744	1,118	858
Tax effect of:
Compensation	191	1,311	3,467
Recapitalization costs	-	-	1,169
Meals and entertainment	400	398	358
Other, net	(433)	(1,041)	(645)

Income taxes	$21,036	$16,017	$10,743

On January 1, 2007, the company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” The cumulative effect of the adoption of FIN 48 was a decrease of $415 in the liability for unrecognized tax benefits and a corresponding increase in retained earnings. The total liability for unrecognized tax benefits upon adoption was $5,118, including interest and penalties of $1,152. During 2007, $202 of interest and penalties were recognized as a component of income tax expense. It is the company’s policy to record interest and penalties on unrecognized tax benefits as income taxes.

On December 31, 2007, the total liability for unrecognized tax benefits was $3,645, including interest and penalties of $561. The change in the liability during the year is explained as follows:

2007

Balance at January 1	$5,118
Additions based on current year tax positions	80
Reductions for tax positions of prior years	(235)
Settlements	(392)
Reductions due to lapses in statutes of limitation	(926)

Balance at December 31	$3,645

Included in unrecognized tax benefits at December 31, 2007 were items approximating $1,274 that, if recognized, would favorably affect the company’s effective tax rate in future periods. The company does not anticipate that the total unrecognized tax benefits will change significantly during the next twelve months. The company files tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including 2004.

Cash payments for income taxes, net of refunds, were $30,325, $15,666, and $5,985 in 2007, 2006 and 2005, respectively.

14. PENSION PLANS

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

Obligations and Funded Status

The changes in actuarial present value of the projected benefit obligation and fair value of plan assets are as follows:

	Qualified Pension Plan		SERP

December 31	2007	2006	2007	2006

Projected benefit obligation at beginning of year	$481,960	$467,146	$34,609	$31,044
Service cost	13,318	12,570	464	2,113
Interest cost	27,723	26,411	2,019	1,727
Plan amendments (A)	-	-	1,220	(4,510)
Actuarial liability (gain) loss (B)	(32,558)	(2,856)	1,137	5,076
Benefit payments	(22,152)	(21,311)	(2,396)	(841)

Projected benefit obligation at end of year	$468,291	$481,960	$37,053	$34,609

Fair value of plan assets at beginning of year	$468,155	$424,266	$-	$-

Actual return on plan assets	42,822	57,843	-	-
Employer contribution	9,952	7,357	2,396	841
Benefit payments	(22,152)	(21,311)	(2,396)	(841)

Fair value of plan assets at end of year	$498,777	$468,155	$-	$-

Funded status at end of year	$(30,486)	$13,805	$37,053	$34,609

Accumulated benefit obligation	$422,879	$437,273	$36,333	$33,336

(A) During 2007, the SERP was amended to redefine average final salary from the highest consecutive 5 of the last 10 years to the highest 5 of the last 10 years prior to separation from service. The result of this amendment, which was effective beginning on January 1, 2005, increased the SERP liability by $1,220. During 2006, the

SERP was amended to redefine the types of compensation that would be included in the calculation of benefits for participants. As a result of this amendment, only salaries and annual bonus eligible to be paid before the date of the participant’s termination for periods in which the participant was an active employee shall be considered eligible compensation under the SERP for all periods after December 31, 2005. The result of this amendment lowered the SERP liability by $4,510.

(B) The actuarial liability gain and loss amounts for the qualified pension plan for 2007 and 2006 are principally due to the effect of changes in the discount rate.

The company has recorded assets and liabilities related to our qualified pension plan and SERP as follows:

	Qualified Pension Plan		SERP

December 31	2007	2006	2007	2006

Noncurrent assets	$30,486	$-	$-	$-
Current liabilities	-	-	(13,971)	(2,438)
Noncurrent liabilities	-	(13,805)	(23,082)	(32,171)

	$30,486	$(13,805)	$(37,053)	$(34,609)

The amounts included in accumulated other comprehensive income on the consolidated balance sheet represent costs that will be recognized as components of pension costs in future periods. These consist of:

	Qualified Pension Plan		SERP

December 31	2007	2006	2007	2006

Change in net loss (gain)	$(46,345)	$(2,421)	$8,306	$11,070
Amortization of prior service cost (credit)	449	511	(1,846)	(3,436)

Accumulated other comprehensive income (loss)	$(45,896)	$(1,910)	$6,460	$7,634

The estimated net loss and prior service cost for the qualified pension plan and the SERP that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year will be $61 and $512, respectively.

The pension plan net periodic benefit costs on the consolidated statement of operations and other amounts recognized in other comprehensive income on the statement of changes in shareholders’ equity were computed using the projected unit credit actuarial cost method and included the following components:

	Qualified Pension Plan			SERP

December 31	2007	2006	2005	2007	2006	2005

Service cost for benefits earned during the year	$13,318	$12,570	$11,492	$464	$2,113	$1,408
Interest cost on projected benefit obligation	27,723	26,411	25,469	2,019	1,727	1,330
Expected return on plan assets	(32,297)	(29,448)	(28,476)	-	-	-
Amortization of transition assets	-	-	-	-	-	-
Amortization of prior service cost	61	48	6	(371)	(1,074)	-
Recognized net loss	841	2,960	1,668	3,902	2,632	223

Net pension benefit cost	$9,646	$12,541	$10,159	$6,014	$5,398	$2,961

Change in prior service cost	$-	$511	$-	$1,220	$(3,436)	$-
Change in net loss (gain)	(43,084)	(2,421)	-	1,137	11,070	-
Amortization of prior service cost (credit)	(61)		-	371	-	-
Amortization of net gain (loss)	(841)	-	-	(3,902)	-	-
Additional minimum liability	-	-	-	-	(6,394)	6,394

Total recognized in other comprehensive income	$(43,986)	$(1,910)	$-	$(1,174)	$1,240	$6,394

Total recognized in net periodic benefit cost and other comprehensive income	$(34,340)	$10,631	$10,159	$4,840	$6,638	$9,355

The company expects to contribute $7,600 to the qualified pension plan and $13,971 to the SERP for plan year 2008. For plan year 2007, the company made a contribution of $10,000 to the qualified plan, of which the final payment of $2,500 was paid in January 2008. The company made contributions to the SERP of $2,396 for 2007.

Expected future benefit payments, which reflect expected future service are as follows:

	Qualified Pension Plan	SERP
2008	$24,562	$13,971
2009	25,271	9,515
2010	26,104	875
2011	26,598	865
2012	26,956	853
2013-2017	146,369	12,022

The actuarial assumptions used in determining benefit obligations of the pension plans are as follows:

	Qualified Pension Plan		SERP
December 31	2007	2006	2007	2006
Discount rate	6.40%	5.85%	5.90%	5.60%
Average rate of increase in compensation levels	3.50%	3.50%	3.50%	3.50%

The discount rates take into consideration the populations of our pension plans and the anticipated payment streams as compared to the Citigroup Discount Yield Curve index and rounds the results to the nearest fifth basis point.

The actuarial assumptions used in determining the net periodic benefit cost of the pension plans are as follows:

	Qualified Pension Plan		SERP
December 31	2007	2006	2007	2006
Discount rate	5.85%	5.75%	5.60%	5.75%
Expected return on plan assets	8.00%	8.00%	n/a	n/a
Average rate of increase in compensation levels	3.50%	3.50%	3.50%	3.50%

Plan Assets for Qualified Pension Plan

The expected return on plan assets rate was determined based upon historical returns adjusted for estimated future market fluctuations.

Plan assets are invested in a diversified portfolio consisting of equity and fixed income securities (including $28,176 of common stock of Kaman Corporation at December 31, 2007). The investment policies and goals for pension plan assets are a) to place assets with investment managers approved by the Finance Committee of the Board of Directors, b) to diversify across traditional equity and fixed income asset classes to minimize the risk of large losses, and c) to seek the highest total return (through a combination of income and asset appreciation) consistent with prudent investment practice, and on a five-year moving average basis, not less than the actuarial earnings assumption.

The target equity/fixed income asset allocation ratio is 60%/40% over the long-term. If the ratio for any asset class moves outside permitted ranges, the pension plan’s Administrative Committee (the management committee that is responsible for plan administration) will act through an immediate or gradual process, as appropriate, to reallocate assets.

The asset allocations by asset category, which are within the permitted ranges, are as follows:

December 31	2007	2006
Equity securities	64%	66%
Fixed income securities	36%	34%
Total	100%	100%

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

Other Plans

We also maintain a defined contribution plan that has been adopted by most of our U.S. subsidiaries. All employees of adopting employers who meet the eligibility requirements of the plan may participate. Employer matching contributions are currently made to the plan with respect to a percentage of each participant’s pre-tax contribution. For each dollar that a participant contributes up to 5% of compensation, participating subsidiaries make employer contributions of fifty cents ($.50). Employer contributions to the plan totaled $3,174, $3,259 and $2,950 in 2007, 2006 and 2005, respectively.

One of our acquired U.S. subsidiaries maintains a defined contribution plan for their eligible employees. Employer matching contributions are made on a discretionary basis. Additionally, two of our foreign subsidiaries each maintain a defined benefit plan of their own for their local employees. The pension liabilities of $231 associated with these plans are included in accrued pension costs on the consolidated balance sheets for the periods presented.

15. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

December 31	2007	2006
Supplemental employee’s retirement plan (SERP)	$23,082	$32,171
Long-term pension liability	-	13,805
Deferred compensation	10,549	9,521
Long-term incentive plan	3,020	3,146
Long-term income taxes payable	3,680	-
Environmental remediation liability	3,541	-
Minority interest	-	409
Other	2,640	2,802
Total	$46,512	$61,854

Disclosures regarding the assumptions used in the determination of the pension and SERP liabilities are included in Note 14. Discussion regarding our environmental remediation liability and our long-term incentive plan is in Note 16 and Note 18, respectively.

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

16. COMMITMENTS AND CONTINGENCIES

Rent commitments under various leases for office space, warehouses, land and buildings expire at varying dates from January 2008 to December 2015. The standard term for most leases ranges from 3 to 5 years. Some of the company’s leases have rent escalations, rent holidays or contingent rent that are generally recognized on a straight-line basis over the entire lease term. Material leasehold improvements and other landlord incentives are amortized over the shorter of their economic lives or the lease term, including renewal periods, if reasonably assured. Certain annual rentals are subject to renegotiation, with certain leases renewable for varying periods. The company recognizes rent expense for leases on a straight-line basis over the entire lease term.

Lease periods for machinery and equipment range from 1 to 5 years.

Substantially all real estate taxes, insurance and maintenance expenses are obligations of the company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other similar properties.

The following future minimum rental payments are required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2007:

2008	$15,099
2009	10,069
2010	5,386
2011	3,231
2012	1,857
Thereafter	849

Total	$36,491

Lease expense for all operating leases, including leases with terms of less than one year, amounted to $14,739, $13,676 and $14,264 for 2007, 2006 and 2005, respectively.

As part of the sale of the Music segment, we entered into a lease agreement with Fender for a portion of our property in Bloomfield, Connecticut for the next year, with an option for a one-year extension. The total rental income that we will receive will be approximately $28 per month. Additionally, we entered into a lease agreement with DSE for a portion of our property in Orlando, Florida. The total rental income that we will receive will be approximately $16 per month for the next 3 years.

The company adopted the provisions of FASB Interpretation No. 47 (FIN 47) on December 31, 2005. Under FIN 47, a conditional asset retirement obligation (CARO), including obligations of a lessee in connection with leased property, must be recorded if the liability can be reasonably estimated. The company currently leases various properties under leases that give the lessor the right to make the determination as to whether the lessee must return the premises to their original condition, except for normal wear and tear. The company does not normally make substantial modifications to leased property, and many of the company’s leases either require lessor approval of planned improvements or transfer ownership of such improvements to the lessor at the termination of the lease. Historically we have not incurred significant costs to return leased premises to their original condition.

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

There continue to be two warranty-related matters that primarily impact the FMU-143 program at our Fuzing segment’s Orlando operation. The items involved are an impact switch embedded in certain bomb fuzes that was recalled by a supplier and an incorrect part, called a bellows motor, found to be contained in bomb fuzes manufactured for the U.S. Army utilizing systems which originated before the Orlando operation was acquired by Kaman. The U.S. Army Sustainment Command (USASC), the procurement agency that administers the FMU-143 contract, had authorized warranty rework for the bellows motor matter in late 2004/early 2005; however, we were not permitted to finish the rework due to issues raised by the USASC primarily related to administrative matters and requests for verification of the accuracy of test equipment (which accuracy was subsequently verified).

In late 2006, the USASC informed us that it was changing its remedy under the contract from performance of warranty rework to an “equitable adjustment” of $6.9 million to the contract price. We responded, explaining our view that we have complied with contract requirements. In June 2007 the USASC affirmed its position but rescinded its $6.9 million demand (stating that its full costs had not yet been determined) and gave instructions for disposition of the subject fuzes, including both the impact switch and bellows motor related items, to a Navy facility.

In September 2007, the USASC informed us that it was considering termination of the contract for default, alleging that there was a “latent defect” in some fuzes produced due to allegedly unauthorized rework during production. The USASC also purported to revoke acceptance of fuzes in over twenty lots delivered over several years for this reason and was reportedly continuing to review other lots of previously accepted fuzes; to date, the USASC has not made a demand for any specific amount of reimbursement from the company. Management responded to the USASC’s allegations and continues to believe that the segment has performed in accordance with the contract, a termination for default is inappropriate, and it is the government rather than the company that has materially breached the contract. As a result, during the fourth quarter of 2007, the segment initiated cancellation of its contract with the USASC due to the USASC’s material breaches of the agreement and requested a final decision from the USASC regarding its purported revocation of acceptance. The USASC did not respond to this request. Therefore, in January 2008, the company commenced litigation before the Armed Services Board of Contract Appeals (the “Board”) requesting a declaratory judgment that we used permissible rework procedures, the USASC’s revocation of acceptance of fuzes is improper, and the USASC’s breaches of the contract are material, justifying our cancellation of the contract. At about the same time, the USASC notified us that it is terminating the contract for default, pursuant to its September 2007 letter described above. The company thereafter filed a second complaint with the Board appealing the USASC’s termination decision. These matters are now in the litigation process.

In February 2008, management received notification from the U.S. Attorney’s Office for the Middle District of Florida that it has closed the investigation initiated two years ago in conjunction with the Defense Criminal Investigative Service and will not prosecute the company or any of its employees for conduct that was the subject of the investigation (the “bellows motor” warranty matter).

Other Matters:

Australian SH-2G(A) Program - Work continued on the SH-2G(A) program for Australia during 2007. This program involves the remanufacture of eleven helicopters with support, including a support services facility, for the Royal Australian Navy. Following a review of the program and possible alternatives initiated by the Commonwealth’s Minister of Defence in mid-2006, the Minister announced in May 2007 that the Commonwealth would proceed with the program, “subject to satisfactory contract arrangements.” Since that time, in addition to ongoing program activities, the parties have been engaged in discussions aimed at developing a mutually acceptable path forward to complete the program. Among the matters being discussed are:

a) the approach that will be taken regarding completion of formal qualification testing of the Integrated Tactical Avionics System (ITAS) software and payment responsibility for additional work that the Commonwealth may want to pursue;

b) the approach to conducting additional work scope that would assist the Commonwealth in preparing for current Australia aircraft certification requirements and for which the Commonwealth would have payment responsibility. The company has previously reported on the potential for an additional effort that would involve development and testing of new software and hardware requirements for the aircraft’s automatic flight control system at an estimated contract value of $37.7 million. The parties are continuing discussions to initiate a portion of such work that would consist of analysis and definition of the nature of the software and hardware revisions described above, however the value and specific scope of this initial effort have not yet been agreed upon; and

c) development of a mutually agreed payment and performance schedule addressing these and other remaining program tasks.

In November 2007, the Commonwealth held elections and the Labor Party (the opposition party) was successful; one result has been the appointment of new ministers of defence and procurement. Management has been advised by the Commonwealth that these officials are reviewing the SH-2G (A) program (among several other defense programs) and a determination will be made about its continuation. Management believes that the company has performed its obligations under the program and that the SH-2G (A) helicopter is the most efficient and cost effective method to achieve the Commonwealth’s operational needs.

The contract dispute resolution process initiated by the Commonwealth in January 2007, which the parties subsequently agreed to suspend with a mutual waiver of applicable statutes of limitation periods, continues to be outstanding. The Commonwealth’s principal assertions are that the helicopters have not been delivered in a timely manner and the design of the helicopter, particularly the automatic flight control system, is inadequate from a safety perspective. Management believes that its obligations to the Commonwealth under the program are being performed and the design of the SH-2G(A) is safe and proper as demonstrated by the significant operational history of this aircraft type with several countries, including the United States, Egypt, New Zealand, and Poland.

Navy Property - In December 2007, the company and the U.S. Navy Air Systems Command (NAVAIR) agreed upon the terms for our purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation (of which the Helicopters segment forms a part) currently leases from NAVAIR and has operated for several decades. It is now expected that in the next several months, various government-required processes for approval of the transaction will be undertaken. Once formal government approval has been obtained and the title transfer documentation has been prepared by the General Services Administration, transfer of title to the property can take place. Our lease of the facility has been extended through September 30, 2008 as the process continues. Upon transfer of the property and as part of the purchase price, we will assume responsibility for environmental remediation at the facility as may be required under the Connecticut Transfer Act. In anticipation of the transfer, we continued our efforts to define the scope of the remediation that will be required by the Connecticut Department of Environmental Protection (CTDEP). Management believes that the current value of the cost of the environmental remediation, which is estimated at $9,000, approximates the fair value of the property. This remediation process would take many years to complete.

Moosup - In preparation for disposal of the Moosup, Connecticut facility, the CTDEP has given the company conditional approval for reclassification of groundwater in the vicinity of the facility consistent with the character of the area. The company has substantially completed the process of connecting neighboring properties to public drinking water in accordance with such approval and in coordination with the CTDEP and local authorities. The company anticipates that this project will be completed in 2008.

Ovation - In connection with our sale of the Music segment, we assumed responsibility for meeting certain requirements of the Connecticut Transfer Act (the Act) that apply to the leased guitar manufacturing facility (Ovation) located in New Hartford, Connecticut, which was transferred as part of the sale. Under the Act, we are required to assess the environmental conditions of the site and remediate environmental impairments, if any, caused by Ovation’s operations. The site consists of a multi-tenant industrial park, in which Ovation and other unrelated entities lease space. We are in the process of assessing the environmental conditions at the site and determining our share of the cost of environmental remediation that may be required. We currently estimate our portion of the cost to assess the environmental conditions and remediate this property will be approximately $2,240, which has been included in the determination of the net gain on the sale of Music.

17. COMPUTATION OF EARNINGS PER SHARE

The earnings per share – basic computation is based on net earnings divided by the weighted average number of shares of common stock outstanding for each year.

The earnings per share – diluted computation assumes that at the beginning of the year the 6% convertible subordinated debentures are converted into common stock with a resultant reduction in interest costs net of tax. The earnings per share – diluted computation also includes the common stock equivalency of dilutive options granted to employees under the Stock Incentive Plan. Excluded from the earnings per share – diluted calculation for the years ended December 31, 2006 and 2005, respectively, are 73,700 and 65,882 options granted to employees that are anti-dilutive based on the average stock price. There were no anti-dilutive options in 2007. Certain years may not recalculate due to rounding or the requirement for diluted earnings per share to be no greater than basic earnings per share.

(In thousands except per share amounts)	2007	2006	2005
Basic:
Net earnings from continuing operations	$36,491	$24,643	$5,074
Net earnings from discontinued operations, net of tax	7,890	7,143	7,954
Gain on disposal of discontinued operations, net of tax	11,538	-	-
Net earnings	$55,919	$31,786	$13,028

Weighted average number of shares outstanding	24,375	24,036	23,038

Net earnings per share from continuing operations	$1.50	$1.02	$0.22
Net earnings per share from discontinued operations	0.32	0.30	0.35
Net earnings per share from disposal of discontinued operations	0.47	-	-
Net earnings per share	$2.29	$1.32	$0.57

Diluted:
Net earnings from continuing operations	$36,491	$24,643	$5,074
Elimination of interest expense on 6% subordinated convertible debentures (net after taxes)	507	609	546
Net earnings from continuing operations (as adjusted)	36,998	25,252	5,620

Net earnings from discontinued operations, net of tax	7,890	7,143	7,954
Gain on disposal of discontinued operations, net of tax	11,538	-	-
Net earnings (as adjusted)	$56,426	$32,395	$13,574

Weighted average number of shares outstanding	24,375	24,036	23,038
Weighted averages shares issuable on conversion of 6% subordinated convertible debentures	573	719	796
Weighted average shares issuable on exercise of dilutive stock options	313	114	135
Total	25,261	24,869	23,969

Net earnings per share from continuing operations	$1.46	$1.01	$0.22
Net earnings per share from discontinued operations	0.31	0.29	0.35
Net earnings per share from disposal of discontinued operations	0.46	-	-
Net earnings per share - diluted	$2.23	$1.30	$0.57

18. SHARE-BASED ARRANGEMENTS

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

The following table summarizes share-based compensation expense recorded during each period presented:

	2007	2006	2005
Stock options	$1,316	$893	$-
Restricted stock awards	925	729	555
Stock appreciation rights	1,374	1,036	8,265
Employee stock purchase plan	212	209	-
Total share-based compensation	$3,827	$2,867	$8,820

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

In conjunction with the sale of the Music segment, we accelerated vesting for all outstanding options and restricted shares that were issued to employees of the Music segment. As a result, we recorded additional compensation expense of $1,289 for the acceleration of vesting and re-measurement of the accelerated shares at a new Black-Scholes value based on the closing price of our stock on December 31, 2007. This amount has been included in the determination of the net gain on the sale of Music.

Stock Incentive Plan - The 2003 Stock Incentive Plan provides for the issuance of 2,000,000 shares of common stock and includes a continuation and extension of the predecessor plan. As with the predecessor plan, the 2003 Plan provides for equity compensation awards, including principally incentive and non-statutory stock options, restricted stock, stock appreciation rights, and long-term incentive program (LTIP) awards. In addition, the 2003 Plan contains provisions intended to qualify the LTIP under Section 162(m) of the Internal Revenue Code of 1986, as amended. As of December 31, 2007, there were 1,463,545 shares available for grant under the plan.

LTIP awards provide certain senior executives an opportunity to receive award payments in either stock or cash as determined by the Personnel and Compensation Committee of the Board of Directors in accordance with the Plan, at the end of a three-year performance cycle. For the performance cycle, the company’s financial results are compared to the Russell 2000 indices for the same periods based upon the following: (a) average return on total capital, (b) earnings per share growth and (c) total return to shareholders. No awards will be payable unless the company’s performance is at least in the 25th percentile of the designated indices. The maximum award is payable if performance reaches the 75th percentile of the designated indices. Awards for performance between the 25th and 75th percentiles are determined by straight-line interpolation. Through 2007, all of the LTIP awards have been paid in cash.

Stock options are granted with an exercise price equal to the average market price of our stock at the date of grant. Stock options and Stock Appreciation Rights (SARs) granted under the plan generally expire ten years from the date of grant and vest 20% each year over a 5-year period on each of the first five anniversaries from the date of grant. Restricted stock awards (RSA) are generally granted with restrictions that lapse at the rate of 20% per year over a 5-year period on each of the first five anniversaries from the date of grant. Generally, these awards are subject to forfeiture if a recipient separates from service with the company.

Stock option activity is as follows:

Stock options outstanding	Options	Weighted-average exercise price
Balance at January 1, 2005	1,327,805	$13.82
Granted	305,500	11.62
Exercised	(663,262)	13.84
Forfeited or expired	(59,800)	12.89
Balance at December 31, 2005	910,243	$13.13
Granted	161,600	21.32
Exercised	(137,244)	13.13
Forfeited or expired	(33,960)	15.97
Balance at December 31, 2006	900,639	$14.49
Granted	109,800	23.68
Exercised	(273,294)	13.94
Forfeited or expired	(12,355)	18.42
Balance at December 31, 2007	724,790	$16.02

The following table presents information regarding options outstanding as of December 31, 2007:

Weighted-average remaining contractual term - options outstanding	5.62 years
Aggregate intrinsic value - options outstanding	$15,059
Options exercisable	322,154
Weighted-average exercise price - options outstanding	$14.93
Aggregate intrinsic value - options exercisable	$7,044
Weighted-average remaining contractual term - options exercisable	3.21 years

As of December 31, 2006 and 2005 there were 357,420 and 301,831 options exercisable, respectively.

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option. The intrinsic value on the date of exercise of options that were exercised in 2007 and 2006 was $3,905 and $1,388, respectively. The company currently has an open stock repurchase plan, which would enable the company to repurchase shares as needed. Historically the company has issued shares related to option exercises and RSAs from treasury. During 2007, the company also began to issue shares from its authorized pool of available common stock.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value in 2007, 2006 and 2005:

	2007	2006	2005
Expected option term	6.5 years	6.5 years	8 years
Expected volatility	36.2%	41.5%	40.0%
Risk-free interest rate	4.6%	4.5%	4.2%
Expected dividend yield	2.5%	2.5%	3.8%
Per share fair value of options granted	$8.04	$7.96	$3.73

The expected term of options granted represents the period of time that option grants are expected to be outstanding. In predicting the life of option grants, all stock options meet the definition of “plain vanilla” options under SAB No. 107 and therefore, the “simplified” method was used to calculate the term for grants.

Forfeitures of options are estimated based upon historical data and are adjusted based upon actual occurrences. The cumulative effect of restricted stock forfeitures was immaterial.

The volatility assumption is based on the historical daily price data of the company’s stock over a period equivalent to the weighted-average expected term of the options. Management evaluates whether there were factors during that period which were unusual and which would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. The company relies only on historical volatility since future volatility is expected to be consistent with historical.

The risk-free interest rate assumption is based upon the interpolation of various U.S. Treasury rates determined at the date of option grant. Expected dividends are based upon a historical analysis of our dividend yield over the past year.

Restricted Stock activity is as follows:

Restricted stock outstanding	RSA	Weighted-average grant date fair value
Balance at January 1, 2006	56,580	$12.79
Granted	45,475	22.24
Vested	(46,260)	17.35
Forfeited or expired	(2,100)	21.38
Balance at December 31, 2006	53,695	$16.52
Granted	85,675	25.83
Vested	(48,490)	18.94
Forfeited or expired	(1,871)	22.68
Balance at December 31, 2007	89,009	$24.04

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

Stock Appreciation Rights activity is as follows:

SARs outstanding	SARs	Weighted-average exercise price
Balance at January 1, 2006	241,780	$11.51
Granted	-	-
Exercised	(102,720)	12.67
Forfeited or expired	-	-
Balance at December 31, 2006	139,060	$10.65
Granted	-	-
Exercised	(72,940)	11.11
Forfeited or expired	-	-
Balance at December 31, 2007	66,120	$10.14

Total cash paid to settle stock appreciation rights (at intrinsic value) for 2007 and 2006 was $1,212 and $1,227, respectively. SARs are re-evaluated on a quarterly basis using the Black-Scholes valuation model.

We record a tax benefit and associated deferred tax asset for compensation expense recognized on non-qualified stock options and restricted stock for which we are allowed a tax deduction. For 2007 and 2006, we recorded a tax benefit of $1,304 and $307 for these two types of compensation expense.

The windfall tax benefit is the tax benefit realized on the exercise of non-qualified stock options and disqualifying dispositions of stock acquired by exercise of incentive stock options and Employee Stock Purchase Plan stock purchases in excess of the deferred tax asset originally recorded. The total windfall tax benefit realized in 2007 and 2006 was $1,171 and $344, respectively.

As of December 31, 2007, future compensation costs related to non-vested stock options and restricted stock grants is $2,292. Management anticipates that this cost will be recognized over a weighted-average period of 1.83 years.

Employee Stock Purchase Plan - The Kaman Corporation Employees Stock Purchase Plan allows employees to purchase common stock of the company, through payroll deductions, at 85% of the market value of shares at the time of purchase. The plan provides for the grant of rights to employees to purchase a maximum of 1,500,000 shares of common stock. There are no charges or credits to income in connection with the plan for 2005 as the plan was considered non-compensatory prior to the adoption of SFAS 123(R). During 2007, 50,126 shares were issued to employees at prices ranging from $19.26 to $31.26. During 2006, 68,930 shares were issued to employees at prices ranging from $16.86 to $24.59, and during 2005, 83,485 shares were issued at prices ranging from $9.46 to $20.15. At December 31, 2007, there were 421,277 shares available for purchase under the plan.

19. SEGMENT AND GEOGRAPHIC INFORMATION

Management used the guidance sent forth in SFAS 131 “Disclosures about Segments of an Enterprise and Related Information” to determine the reportable segments as of December 31, 2007. We are composed of five business segments with continuing operations. They are Industrial Distribution and four reporting segments within the aerospace industry: Aerostructures, Fuzing, Helicopters, and Specialty Bearings (collectively, the “Aerospace Segments”). Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

The Aerostructures segment produces aircraft subassemblies and other parts for commercial and military aircraft. Its principal customers are Boeing and Sikorsky. Operations involving the use of metals are conducted principally at the company’s Jacksonville, Florida facility, while operations involving composite materials are conducted principally at the Wichita, Kansas facility.

The Fuzing segment manufactures products for military and commercial markets, primarily related to military safe, arm and fuzing devices for several missile and bomb programs; as well as precision non-contact measuring systems for industrial and scientific use; and high reliability memory systems for airborne, shipboard, and ground-based programs. Principal customers include the U.S. military, Boeing, Lockheed Martin and Raytheon. Operations are conducted at the Middletown, Connecticut; Orlando, Florida; and Tucson, Arizona facilities.

The Helicopters segment markets its helicopter engineering expertise and performs subcontract work for other manufacturers. It also refurbishes, provides upgrades and supports Kaman SH-2G maritime helicopters operating with foreign militaries as well as K-MAX® “aerial truck” helicopters operated by commercial customers in several countries. The SH-2G aircraft is currently in service with the Egyptian Air Force and the New Zealand and Polish navies. Operations are primarily conducted at the Bloomfield, Connecticut facility.

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

The Industrial Distribution segment is the third largest power transmission/motion control industrial distributor in North America. The segment provides products including bearings, electrical/mechanical power transmission, fluid power, motion control and materials handling components to a broad spectrum of industrial markets throughout North America. Locations consist of nearly 200 branches, distribution centers and call centers across the United States and in Canada and Mexico. We offer approximately three million items, as well as value-added services, to a base of more than 50,000 customers representing a highly diversified cross-section of North American industry.

Summarized financial information by business segment is as follows:

	2007	2006	2005
Net sales:
Aerostructures	$102,362	$78,742	$54,983
Fuzing	87,455	71,068	64,069
Helicopters	72,031	69,914	76,652
Specialty Bearings	124,009	106,278	92,241
Subtotal Aerospace Segments	385,857	326,002	287,945
Industrial Distribution	700,174	665,420	621,933
Net sales from continuing operations	$1,086,031	$991,422	$909,878

Operating income:
Aerostructures	$13,219	$11,538	$3,775
Fuzing	10,546	7,750	3,101
Helicopters	2,631	222	1,245
Specialty Bearings	41,387	28,630	25,164
Subtotal Aerospace Segments	67,783	48,140	33,285
Industrial Distribution	33,038	35,160	29,415
Net gain (loss) on sale of assets	2,579	(52)	(27)
Corporate expense	(38,672)	(35,426)	(42,932)
Operating income from continuing operations	64,728	47,822	19,741

Interest expense, net	6,336	6,244	3,053
Other expense, net	865	918	871

Earnings from continuing operations before income taxes	57,527	40,660	15,817
Income tax expense	21,036	16,017	10,743
Net earnings from continuing operations	36,491	24,643	5,074
Net earnings from discontinued operations before gain	7,890	7,143	7,954
Gain on disposal of discontinued operations, net of taxes	11,538	-	-
Net earnings from discontinued operations	19,428	7,143	7,954
Total net earnings	$55,919	$31,786	$13,028

	2007	2006	2005
Identifiable assets:
Aerostructures	$64,812	$58,533	$44,124
Fuzing	86,980	77,946	75,889
Helicopters	95,042	100,353	103,237
Specialty Bearings	57,767	48,774	43,119
Subtotal Aerospace Segments	304,601	285,606	266,369
Industrial Distribution	195,518	188,672	175,725
Corporate	134,744	44,274	39,056
	$634,863	$518,552	$481,150

Capital expenditures:
Aerostructures	$2,740	$1,698	$808
Fuzing	2,310	1,555	1,573
Helicopters	1,052	1,042	277
Specialty Bearings	4,658	4,572	2,787
Subtotal Aerospace Segments	10,760	8,867	5,445
Industrial Distribution	2,650	2,930	2,748
Corporate	816	302	199
	$14,226	$12,099	$8,392

Depreciation and amortization:
Aerostructures	$2,149	$1,943	$1,907
Fuzing	1,012	936	834
Helicopters	1,120	1,137	1,251
Specialty Bearings	2,262	1,818	1,604
Subtotal Aerospace Segments	6,543	5,834	5,596
Industrial Distribution	2,507	2,285	2,057
Corporate	843	635	531
	$9,893	$8,754	$8,184

Operating income is total revenues less cost of sales and selling, general and administrative expense including corporate expense. Operating income includes net gain on sale of product lines and other assets.

During 2007, 2006 and 2005 the Helicopters segment recorded charges of $6,414, $9,701 and $16,810, respectively, to increase the accrued contract loss on the SH-2G(A) program. During 2005, the Helicopters segment recorded a $6,754 recovery of previously written off MDHI sales and accounts receivable. In 2005, corporate expense included $8,265 of stock appreciation rights expense and $3,339 of consulting expenses related to the recapitalization.

Identifiable assets are year-end assets at their respective net carrying values segregated as to segment and corporate use.

For the periods presented, the corporate identifiable assets are principally comprised of cash, short-term and long-term deferred income tax assets, cash surrender value of our life insurance policies and fixed assets. Corporate assets increased in 2007 primarily due to the cash proceeds from the sale of the Music segment. The increase in corporate assets in 2006 is primarily due to an increase in prepaid expense and other assets partially related to additional life insurance purchases.

Net sales by the Aerospace Segments made under contracts with U.S. Government agencies (including sales to foreign governments through foreign military sales contracts with U.S. Government agencies) totaled $199,971, $156,060 and $120,683 in 2007, 2006 and 2005, respectively.

Sales are attributed to geographic regions based on their location of origin. Geographic distribution of sales from continuing operations is as follows:

	2007	2006	2005

United States	$934,113	$856,772	$782,842
Australia/New Zealand	25,953	27,736	25,048
Canada	35,058	32,793	29,831
Europe	50,215	38,810	32,309
Mexico	21,201	18,456	17,766
Japan	7,399	8,738	15,968
Other	12,092	8,117	6,114
	$1,086,031	$991,422	$909,878

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The company has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2007, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

(b) Internal Control Over Financial Reporting. The company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007.

In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Management concluded that based on its assessment, the company’s internal control over financial reporting was effective as of December 31, 2007. The effectiveness of internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in this Form 10-K.

(c) Changes in Internal Control Over Financial Reporting. Management of the company has evaluated, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, changes in the company’s internal controls over financial reporting during 2007.

During the fourth quarter ended December 31, 2007, management made no changes to the internal controls over financial reporting that has materially effected, nor are they reasonably likely to have a material effect, on our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All information under this caption, except for the list of executive officers of the company set forth below, may be found in the company’s proxy statement to be delivered to stockholders in connection with the Annual Meeting of Shareholders to be held on April 16, 2008 (the “Proxy Statement”) and such information is incorporated in this report by reference.

Executive Officers

The company’s executive officers as of the date of this report are as follows:

T. Jack Cahill	Mr. Cahill, 59, has been President of Kaman Industrial Technologies Corporation, a subsidiary of the company, since 1993. He has held various positions with the company since 1975.

Candace A. Clark	Ms. Clark, 53, has been Senior Vice President, Chief Legal Officer and Secretary since 1996. Ms. Clark has held various positions with the company since 1985.

Ronald M. Galla	Mr. Galla, 56, has been Senior Vice President and Chief Information Officer since 1995. Mr. Galla has been director of the company’s Management Information Systems since 1984.

Robert M. Garneau	Mr. Garneau, 63, has been Executive Vice President and Chief Financial Officer since 1995. Mr. Garneau has held various positions with the company since 1981.

Russell H. Jones	Mr. Jones, 63, has been Senior Vice President, Chief Investment Officer, and Treasurer since 2003. Prior to that he served as Vice President and Treasurer. He has held various positions with the company since 1973.

Neal J. Keating	Mr. Keating, 52, was elected President and Chief Operating Officer as well as a Director of the company effective September 17, 2007. Effective January 1, 2008, he was elected to the offices of President and Chief Executive Officer. Prior to joining the company, Mr. Keating served as Chief Operating Officer at Hughes Supply, a $5.4 billion wholesale distributor that was acquired by Home Depot in 2006. Prior to that, from August 2002 to June 2004, he served as Managing Director/Chief Executive Officer of GKN Aerospace, a $1 billion aerospace subsidiary of GKN, plc, serving also as Executive Director on the Main Board of GKN plc and as a member of the Board of Directors of Agusta–Westland. From 1978 to July 2002, Mr. Keating served in increasingly senior positions at Rockwell International and as Executive Vice President and Chief Operating Officer of Rockwell Collins, Commercial Systems, a $1.7 billion commercial aerospace business from 2001 through 2002. Mr. Keating’s initial term as a Director will expire coincident with the 2008 Annual Meeting of Shareholders.

John C. Kornegay	Dr. Kornegay, 58, has been President of Kamatics Corporation, a subsidiary of the company, since 1999. He has held various positions with Kamatics Corporation since 1988.

Paul R. Kuhn	Mr. Kuhn, 66, has been a Director since 1999. He served as President and Chief Executive Officer of the Company from 1999 to September 17, 2007 and has held the additional post of Chairman since 2001. From September 17, 2007 to December 31, 2007, he served as Chairman and Chief Executive Officer. Effective January 1, 2008, he is serving as Chairman.

John J. Tedone	Mr. Tedone, 43, has been Vice President, Finance and Chief Accounting Officer of the Company since April 2007. From April 2006 to April, 2007, he served as Vice President, Internal Audit and from November 2004 to April 2006 as Assistant Vice President, Internal Audit. Prior to joining the company, from December 2002 to November 2004 he served as Director, Finance at Diageo, N.A., a consumer products company.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under this caption in the Proxy Statement is incorporated in this report by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	FINANCIAL STATEMENTS.
See Item 8 of this Form 10-K setting forth our Consolidated Financial Statements.

(a)(2)	FINANCIAL STATEMENT SCHEDULES.
An index to the financial statement schedules immediately precedes such schedules.

(a)(3)	EXHIBITS.
An index to the exhibits filed or incorporated by reference immediately precedes such exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bloomfield, State of Connecticut, on this 28th day of February 2008.

KAMAN CORPORATION (Registrant)

By:	/s/ Neal J. Keating
Neal J. Keating President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title:	Date:
/s/ Neal J. Keating Neal J. Keating	President and Chief Executive Officer	February 28, 2008

/s/ Robert M. Garneau Robert M. Garneau	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2008

/s/ John J. Tedone John J. Tedone	Vice President – Finance and Chief Accounting Officer	February 28, 2008

/s/ Neal J. Keating Neal J. Keating Attorney-in-Fact for:		February 28, 2008

Robert Alvine	Director
Brian E. Barents	Director
E. Reeves Callaway III	Director
John A. DiBiaggio	Director
Karen M. Garrison	Director
Edwin A. Huston	Director
Eileen S. Kraus	Director
Richard J. Swift	Director

KAMAN CORPORATION AND SUBSIDIARIES

Index to Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Financial Statement Schedules:

Schedule V - Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Kaman Corporation:

Under date of February 28, 2008, we reported on the consolidated balance sheets of Kaman Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007, and the effectiveness of internal controls over financial reporting as of December 31, 2007 as contained in the 2007 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Hartford, Connecticut

February 28, 2008

KAMAN CORPORATION AND SUBSIDIARIES

SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Dollars in Thousands)

		Additions
DESCRIPTION	Balance Beginning of Period	Charged to Costs and Expenses	Others	Deductions (A)	Balance End of Period

2007
Allowance for doubtful accounts	$1,796	$725	$0	$710	$1,811

2006
Allowance for doubtful accounts	$2,308	$164	$0	$676	$1,796

2005
Allowance for doubtful accounts	$4,632	($1,542)	$0	$782	$2,308

(A)	Write-off of bad debts, net of recoveries.

		Additions
DESCRIPTION	Balance Beginning of Period	Current Year Provision (Benefit)	Others	Balance End of Period

2007
Valuation allowance on deferred tax assets	$3,710	$159	$77	$3,946

2006
Valuation allowance on deferred tax assets	$2,855	$877	($22)	$3,710

2005
Valuation allowance on deferred tax assets	$2,163	$786	($94)	$2,855

KAMAN CORPORATION

INDEX TO EXHIBITS

Exhibit 3a	The Amended and Restated Certificate of Incorporation of the company, was filed as Exhibit 3.1 to Form 8-K on November 4, 2005, Document No. 0001341004-05-000188.	by reference

Exhibit 3b	The Amended and Restated Bylaws of the company were filed as Exhibit 3.1 to Form 8-K on February 27, 2008, Document No. 0000054381-08-000011.	by reference

Exhibit 4a	Revolving Credit Agreement between the company and The Bank of Nova Scotia and Fleet National Bank as Co-Administrative Agents and Bank One, N.A. as the Documentation Agent and The Bank of Nova Scotia and Fleet Securities, Inc. as the Co-Lead Arrangers and Various Financial Institutions dated as of August 5, 2005 was filed as Exhibit 1 to Form 8-K with the Securities and Exchange Commission on August 8, 2005, Document No. 0000054381-05-000051, and Amendment No. 1 dated January 31, 2007 was filed as Exhibit 1 to Form 8-K on January 31, 2007, Document No. 0000054381-07-000006.	by reference

Exhibit 4b	Credit Agreement between the company, RWG Frankenjura-Industrie Flugwerklager GmbH, and Wachovia Bank, N.A., dated July 29, 2002 was filed as Exhibit 4c to Form 10-K filed with the Securities and Exchange Commission on March 26, 2003, Document No. 0000054381-03-000079. Amendments to the Agreement were filed as Exhibit 4.2 to Form 10-Q with the Securities and Exchange Commission on November 5, 2003, Document No. 0000054381-03-000124, Exhibit 4b to Form 8-K filed with the Securities and Exchange Commission on October 21, 2004, Document No. 0000054381-04-000070. Schedules and Exhibits to the Credit Agreement, which are listed in its Table of Contents, are omitted but will be provided to the Commission upon request.	by reference

Exhibit 10a	Kaman Corporation 2003 Stock Incentive Plan effective November 1, 2003, as amended effective February 26, 2008.	attached

Exhibit 10b	Kaman Corporation Employees Stock Purchase Plan as amended effective November 18, 1997 was filed as Exhibit 10b to Form 10-K on March 16, 1998, Document No. 0000054381-98-09.	by reference

Exhibit 10c	Kaman Corporation Supplemental Employees’ Retirement Plan was filed as Exhibit 10c to Form 10-K on March 15, 2001, Document No. 0000054381-02-000005, and the Plan as amended was filed as Exhibit 10c to Form 10-K on March 5, 2004, Document No. 0000054381-04-000032 and as Exhibit 10.10 to Form 8-K on February 26, 2007, Document No. 0000054381-07-000015.	by reference

Exhibit 10c(i)	Post-2004 Supplemental Employees’ Retirement Plan was filed as Exhibit 10.11 to Form 8-K on February 26, 2007, Document No. 000054381-07-000015.	by reference

Exhibit 10c(ii)	First Amendment to Kaman Corporation Post-2004 Supplemental Employees’ Retirement Plan effective February 26, 2008 was filed as Exhibit 10.1 to Form 8-K on February 27, 2008, Document No. 0000054381-08-000011.	by reference

Exhibit 10d	Kaman Corporation Amended and Restated Deferred Compensation Plan (Effective as of November 12, 2002, except where otherwise indicated) was filed as Exhibit 10d to Form 10-K, Document No. 0000054381-03-000079, filed with the Securities and Exchange Commission on March 26, 2003. Amendments to the Plan were filed as Exhibit 10d to Form 10-K, Document No. 0000054381-04-000032, filed with the Securities and Exchange Commission on March 5, 2004, and Exhibit 10(a) on Form 10-Q, Document No. 0000054381-04-000059, filed with the Securities and Exchange Commission on August 3, 2004.	by reference

Exhibit 10d(i)	Kaman Corporation Post-2004 Deferred Compensation Plan effective February 26, 2008 was filed as Exhibit 10.2 to Form 8-K on February 27, 2008, Document No. 0000054381-08-000011.	by reference

Exhibit 10e(i)	Kaman Corporation Cash Bonus Plan effective as of January 1, 2008.	attached

Exhibit 10g(i)	Amendment No. 1 to Employment Agreement between Paul R. Kuhn and Kaman Corporation, dated as of January 1, 2007, was filed as Exhibit 10.1 to Form 8-K, Document No. 0000054381-07-000015, on February 26, 2007.	by reference

Exhibit 10g(iv)	Executive Employment Agreement between Candace A. Clark and Kaman Corporation, dated as of January 1, 2007, was filed as Exhibit 10.3 to Form 8-K, Document No. 0000054381-07-000015, on February 26, 2007.	by reference

Exhibit 10g(v)	Executive Employment Agreement between Ronald M. Galla and Kaman Corporation, dated as of January 1, 2007 was filed as Exhibit 10g(v) to Form 10-K, Document No. 0000054381-07-000022 on March 1, 2007.	by reference

Exhibit 10g(vi)	Executive Employment Agreement between Robert M. Garneau and Kaman Corporation, dated as of January 1, 2007, was filed as Exhibit 10.2 to Form 8-K, Document No. 0000054381-07-000015, on February 26, 2007.	by reference

Exhibit 10g(vii)	Executive Employment Agreement between T. Jack Cahill and Kaman Industrial Technologies Corporation, dated as of January 1, 2007, was filed as Exhibit 10.4 to Form 8-K, Document No. 0000054381-07-000015, on February 26, 2007.	by reference

Exhibit 10g(x)	Amended and Restated Change in Control Agreement between Candace A. Clark and Kaman Corporation, dated as of January 1, 2007, was filed as Exhibit 10.7 to Form 8-K, Document No. 0000054381-07-000015, on February 26, 2007.	by reference

Exhibit 10g(xi)	Amended and Restated Change in Control Agreement between Ronald M. Galla and Kaman Corporation, dated as of January 1, 2007 was filed as Exhibit 10g(xi) to Form 10-K, Document No. 0000054381-07-000022 on March 1, 2007.	by reference

Exhibit 10g(xii)	Amended and Restated Change in Control Agreement between Robert M. Garneau and Kaman Corporation, dated as of January 1, 2007, was filed as Exhibit 10.6 to Form 8-K, Document No. 0000054381-07-000015, on February 26, 2007.	by reference

Exhibit 10g(xiii)	Amended and Restated Change in Control Agreement between T. Jack Cahill and Kaman Industrial Technologies Corporation, dated as of January 1, 2007, was filed as Exhibit 10.8 to Form 8-K, Document No. 0000054381-07-000015, on February 26, 2007.	by reference

Exhibit 10g(xvi)	Executive Employment Agreement between Russell H. Jones and Kaman Corporation, dated as of January 1, 2007 was filed as Exhibit 10g(xvi) to Form 10-K, Document No. 0000054381-07-000022 on March 1, 2007.	by reference

Exhibit 10g(xvii)	Amended and Restated Change in Control Agreement between Russell H. Jones and Kaman Corporation, dated as of January 1, 2007 was filed as Exhibit 10g(xvii) to Form 10-K, Document No. 0000054381-07-000022 on March 1, 2007	by reference

Exhibit 10g(xviii)	Executive Employment Agreement dated August 7, 2007 between Kaman Corporation and Neal J. Keating and Offer Letter dated August 7, 2007 was filed as Exhibit 10.1 to Form 8-K, Document No. 0000054381-07-000094 on August 7, 2007.	by reference

Exhibit 10g(xix)	Change in Control Agreement dated August 7, 2007 between Kaman Corporation and Neal J. Keating was filed as Exhibit 10.2 to Form 8-K, Document No. 0000054381-07-000094 on August 7, 2007.	by reference

Exhibit 10h(i)	Form of Incentive Stock Option Agreement under the Kaman Corporation 2003 Stock Incentive Plan was filed as Exhibit 10h(i) to Form 10-Q, Document No. 0000054381-07-000092 on August 2, 2007.	by reference

Exhibit 10h(ii)	Form of Non-Statutory Stock Option Agreement under the Kaman Corporation 2003 Stock Incentive Plan was filed as Exhibit 10h(ii) to Form 10-Q, Document No. 0000054381-07-000092, on August 2, 2007.	by reference

Exhibit 10h(iii)	Form of Stock Appreciation Rights Agreement under the Kaman Corporation 2003 Stock Incentive Plan was filed as Exhibit 10h(iii) to Form 10-K, Document No. 0000054381-05-000024, on March 16, 2005.	by reference

Exhibit 10h(iv)	Form of Restricted Stock Agreement under the Kaman Corporation 2003 Stock Incentive Plan was filed as Exhibit 10h(iv) to Form 10-Q, Document No. 0000054381-07-000092, on August 2, 2007.	by reference

Exhibit 10h(v)	Form of Long Term Performance Award Agreement (Under the Kaman Corporation 2003 Stock Incentive Plan) was filed as Exhibit 10.2 to Form 8-K filed on November 10, 2005, Document No. 0000054381-05-000090.	by reference

Exhibit 10h(vi)	Deferred Compensation Agreement between Kaman Corporation and John A. DiBiaggio dated June 26, 1984 and First Amendment dated July 3, 1991 was filed as Exhibit 10h(vi) to Form 10-K, Document No. 0000054381-06-000036, on February 27, 2006.	by reference

Exhibit 10h(vii)	Deferred Compensation Agreement between Kaman Corporation and Eileen S. Kraus dated August 8, 1995 and First Amendment dated December 8, 2005 was filed as Exhibit 10h(vii) to Form 10-K, Document No. 0000054381-06-000036, on February 27, 2006.	by reference

Exhibit 10h(viii)	Deferred Compensation Agreement between Kaman Corporation and Robert Alvine dated December 16, 2006 was filed as Exhibit 10h(viii) to Form 10-K, Document No. 0000054381-07-000022 on March 1, 2007.	by reference

Exhibit 14	Kaman Corporation Code of Business Conduct as amended on February 26, 2008.	attached

Exhibit 21	List of Subsidiaries	attached

Exhibit 23	Consent of Independent Registered Public Accounting Firm	attached

Exhibit 24	Power of attorney under which this report was signed on behalf of certain directors	attached

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934.	attached

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934.	attached

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	attached

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	attached