Form 10-Q
period 2008-03-28
KAMAN CORP
filed 2008-05-01
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2008

Or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______

Commission File Number: 0-1093

KAMAN CORPORATION

(Exact name of registrant as specified in its charter)

Connecticut	06-0613548

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1332 Blue Hills Avenue Bloomfield, Connecticut 06002

(Address of principal executive offices) (Zip Code)

(860) 243-7100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

At April 30, 2008, there were 25,348,785 shares of Common Stock outstanding

Part I – Financial Information
Item 1.  Financial Statements:

Condensed Consolidated Balance Sheets
(In thousands) (unaudited)

	March 28, 2008		December 31, 2007
Assets:
Current assets:
Cash and cash equivalents		$28,349		$73,898
Accounts receivable, net		180,796		158,435
Inventories		227,437		210,341
Deferred income taxes		26,129		28,724
Other current assets		21,810		20,231
Total current assets		484,521		491,629

Property, plant & equipment, at cost	$165,831		$163,645
Less accumulated depreciation
and amortization	112,246		110,000
Net property, plant & equipment		53,585		53,645
Goodwill & other intangible assets, net		46,458		46,188
Deferred income taxes		5,071		3,594
Overfunded pension		31,102		30,486
Other assets		9,243		9,321
Total assets		$629,980		$634,863

Liabilities and Shareholders' Equity:
Current liabilities:
Notes payable		$2,377		$1,680
Accounts payable - trade		79,258		74,236
Accrued salaries and wages		16,928		25,328
Accrued pension costs		9,935		14,202
Accrued contract losses		11,561		9,513
Advances on contracts		10,055		9,508
Other accruals and payables		34,875		36,162
Income taxes payable		2,384		12,002
Total current liabilities		167,373		182,631

Long-term debt, excluding current portion		12,011		11,194
Other long-term liabilities		46,730		46,512
Commitments and contingencies
Shareholders' equity		403,866		394,526
Total liabilities and shareholders’ equity		$629,980		$634,863

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations
(In thousands except per share amounts)
(Unaudited)

	For the Three Months Ended
	March 28, 2008	March 30, 2007

Net sales	$285,781	$266,530

Cost of sales	209,190	191,369
Selling, general and administrative expense	62,698	59,195
Net (gain)/loss on sale of assets	110	42
	271,998	250,606
Operating income from continuing operations	13,783	15,924

Interest expense (income), net	(1)	1,545
Other expense (income), net	141	(41)

Earnings from continuing operations before income taxes	13,643	14,420
Income tax expense	(4,775)	(5,347)
Net earnings from continuing operations	8,868	9,073

Earnings from discontinued operations before income taxes	-	1,624
Income tax expense	-	(622)
Net earnings from discontinued operations	-	1,002

Net earnings	$8,868	$10,075

Net earnings per share:
Basic net earnings per share from continuing operations	0.35	0.37
Basic net earnings per share from discontinued operations	-	0.05
Basic net earnings per share	$0.35	$0.42

Diluted net earnings per share from continuing operations	0.35	0.37
Diluted net earnings per share from discontinued operations	-	0.04
Diluted net earnings per share	$0.35	$0.41

Average shares outstanding:
Basic	25,099	24,140
Diluted	25,391	25,105

Dividends declared per share	$0.140	$0.125

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
(In thousands except share and per share amounts) (Unaudited)

	For the Three Months Ended
	March 28, 2008	March 30, 2007
Cash flows from operating activities:
Net earnings from continuing operations	$8,868	$9,073
Adjustments to reconcile net earnings from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	2,585	2,460
Change in allowance for doubtful accounts	(67)	(191)
Net (gain) loss on sale of assets	110	42
Stock compensation expense	332	539
Excess tax benefits from share-based compensation arrangements	(107)	(307)
Deferred income taxes	867	(4,418)
Changes in assets and liabilities, excluding effects of acquisition/divestitures:
Accounts receivable	(22,151)	(14,539)
Inventories	(17,017)	(717)
Other current assets	(1,521)	259
Accounts payable	4,731	5,341
Accrued contract losses	2,047	(1,165)
Advances on contracts	547	(641)
Accrued expenses and payables	(9,243)	(10,329)
Income taxes payable	(9,820)	(1,063)
Pension liabilities	(3,117)	1,266
Other long-term liabilities	(384)	5,621
Net cash provided by (used in) operating activities of continuing operations	(43,340)	(8,769)
Net cash provided by (used in) operating activities of discontinued operations	-	1,146
Net cash provided by (used in) operating activities	(43,340)	(7,623)
Cash flows from investing activities:
Proceeds from sale of assets	36	40
Expenditures for property, plant & equipment	(2,334)	(2,796)
Acquisition of businesses including earn out adjustment	(118)	(896)
Other, net	(804)	(596)
Cash provided by (used in) investing activities of continuing operations	(3,220)	(4,248)
Cash provided by (used in) investing activities of discontinued operations	-	(457)
Cash provided by (used in) investing activities	(3,220)	(4,705)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit agreements	1,571	17,941
Debt repayment	-	(1,543)
Net change in book overdraft	264	(3,585)
Proceeds from exercise of employee stock plans	2,191	1,758
Dividends paid	(3,520)	(3,018)
Debt issuance costs	-	(150)
Windfall tax benefit	107	307
Other	310	(2,315)
Cash provided by (used in) financing activities of continuing operations	923	9,395
Cash provided by (used in) financing activities of discontinued operations	-	121
Cash provided by (used in) financing activities	923	9,516
Net increase (decrease) in cash and cash equivalents	(45,637)	(2,812)
Effect of exchange rate changes on cash and cash equivalents	88	22
Cash and cash equivalents at beginning of period	73,898	12,720
Cash and cash equivalents at end of period	$28,349	$9,930
See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts) (Unaudited)

1.  Basis of Presentation
The December 31, 2007 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of Kaman Corporation and subsidiaries. In the opinion of management, the balance of the condensed financial information reflects all adjustments which are necessary for a fair presentation of the company’s financial position, results of operations and cash flows for the interim periods presented.  All such adjustments are of a normal recurring nature, unless otherwise disclosed in this report. Certain amounts in prior period condensed consolidated financial statements have been reclassified to conform to current year presentation. The statements should be read in conjunction with the consolidated financial statements and notes included in the company’s Form 10-K for the year ended December 31, 2007. The results of operations for the interim period presented are not necessarily indicative of trends or of results to be expected for the entire year.

The company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The first quarter for 2008 and 2007 ended on March 28, 2008 and March 30, 2007, respectively.

Recently Issued Accounting Pronouncements
In March 2008, the FASB issued Statement of Financial Accounting Standards No 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161).  Under this standard, companies with derivative instruments are required to disclose information that enables financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows.  The new standard must be applied prospectively for interim periods and fiscal years beginning after November 15, 2008. The Company is currently evaluating the potential impact of SFAS 161 but does not anticipate that the impact would be material.

In December 2007, the FASB issued Statement of Financial Accounting Standards No 141(R) “Business Combinations” (SFAS 141(R)). The objective of this Statement is to improve the relevance and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141(R) establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The potential impact of SFAS 141(R) on our consolidated financial position, results of operations and cash flows will be dependent upon the terms, conditions and details of such acquisitions.

In December 2007, the FASB issued Statement of Financial Accounting Standards No 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS 160). The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Since we currently do not have any minority interest investments, we do not expect SFAS 160 will have an impact on our consolidated financial position, results of operations or cash flows.

Cash Flow Items
Cash payments for interest were $338 and $1,577 for the three months ended March 28, 2008 and March 30, 2007, respectively. Cash payments for income taxes, net of refunds, for the comparable periods were $13,674 and $6,262, respectively.  Non-cash financing activity for the first three months 2007 includes the conversion of 16 debentures with a total value of $16 into 684 shares of common stock. There were no such conversions during 2008 as they were fully redeemed in December 2007.

2. Accounts Receivable, net

Accounts receivable consist of the following:

	March 28, 2008	December 31, 2007

Trade receivables	$86,082	$74,057

U.S. Government contracts:
Billed	22,045	20,852
Costs and accrued profit – not billed	8,524	6,190

Commercial and other government contracts:
Billed	24,653	17,740
Costs and accrued profit – not billed	41,238	41,407

Less allowance for doubtful accounts	(1,746)	(1,811)

Total	$180,796	$158,435

On March 19, 2008, the company and the Commonwealth of Australia reached an agreement relative to the conclusion of the SH-2G(A) Super Seasprite Program. The unbilled receivables associated with the SH-2G(A) program were $40,751 and $40,789 as of March 28, 2008 and December 31, 2007, respectively, and the balance of amounts received as advances on this contract were $7,863 and $7,511 as of March 28, 2008, and December 31, 2007, respectively.  These balances, totaling a net $32,888 as of March 28, 2008, will be eliminated in connection with the transfer of the Australian program inventory to the company, which transfer is subject to approval by the U.S. Government.  Additional detail relative to this agreement is provided in Note 12, Commitments and Contingencies.

3. Inventories

Inventories consist of the following:

	March 28, 2008	December 31, 2007

Merchandise for resale	$94,787	$93,949

Contracts and other work in process	114,368	103,004

Finished goods
(including certain general stock materials)	18,282	13,388

Total	$227,437	$210,341

4. Shareholders’ Equity

Changes in shareholders’ equity for the three months ended March 28, 2008 were as follows:

Balance, January 1, 2008	$394,526

Net earnings	8,868
Change in pension & post-retirement benefit plans, net	727
Foreign currency translation adjustment	238
Comprehensive income	9,833

Dividends declared	(3,544)
Employee stock plans and related tax benefit	3,051

Balance, March 28, 2008	$403,866

Comprehensive income was $9,833 and $10,767 for the three months ended March 28, 2008 and March 30, 2007, respectively. The changes to net earnings used to determine comprehensive income are comprised of foreign currency translation adjustments and net changes in pension & post-retirement benefit plans.

Shareholders’ equity consists of the following:

	March 28, 2008	December 31, 2007

Common stock	$25,363	$25,182
Additional paid-in capital	81,653	78,783
Retained earnings	267,741	262,417
Treasury stock	(411)	(411)
Other shareholders' equity	29,520	28,555

Total	$403,866	$394,526

5. Earnings Per Share

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share:

(In thousands except per share amounts)	For the Three Months Ended
	March 28, 2008	March 30, 2007
Basic:

Net earnings from continuing operations	$8,868	$9,073
Net earnings from discontinued operations, net of tax	-	1,002
Net earnings	$8,868	$10,075

Weighted average number of
shares outstanding	25,099	24,140

Net earnings per share from continuing operations	$0.35	$0.37
Net earnings per share from discontinued operations	-	0.05
Net earnings per share	$0.35	$0.42

Diluted:

Net earnings from continuing operations	$8,868	$9,073
Elimination of interest expense on 6% subordinated
convertible debentures (net after taxes)	-	152
Net earnings from continuing operations (as adjusted)	8,868	9,225

Net earnings from discontinued operations, net of tax	-	1,002
Net earnings (as adjusted)	$8,868	$10,227

Weighted average number of
shares outstanding	25,099	24,140
Weighted averages shares issuable
on conversion of 6% subordinated
convertible debentures	-	689
Weighted average shares issuable
on exercise of dilutive stock options	292	276
Total	25,391	25,105

Net earnings per share from continuing operations - diluted	$0.35	$0.37
Net earnings per share from discontinued operations - diluted	-	0.04
Net earnings per share -diluted	$0.35	$0.41

Excluded from net earnings per share – diluted calculation are 108 anti-dilutive shares, based on average stock price, granted to employees for the three months ended March 30, 2007.  There were no anti-dilutive shares for the three months ended March 28, 2008.

6. Exit Activity

The following table displays the activity and balances of various exit activities as of and for the three months ended March 28, 2008:

Balance at January 1, 2008	$4,705
Additions to accrual	-
Cash payments	(42)
Release to income	-

Balance at March 28, 2008	$4,663

Our exit activity accrual consists of estimated ongoing environmental remediation costs for our Moosup, CT facility and environmental remediation costs that we expect to incur at the former Music segment’s New Hartford, Connecticut facility which arose in connection with the 2007 sale of our Music segment.

These exit activity accruals are included in other current liabilities and other long-term liabilities on the condensed consolidated balance sheets for the periods presented. Ongoing maintenance costs of $120, and $131 for the three months ended March 28, 2008 and March 30, 2007, respectively, related to the idle Moosup facility are included in selling, general and administrative expenses.

7. Product Warranty Costs

The following table presents the activity and balances of accrued product warranty costs included in other accruals and payables on the condensed consolidated balance sheets as of March 28, 2008:

Balance at January 1, 2008	$1,087
Product warranty accrual	25
Warranty costs incurred	(3)
Release to income	(25)

Balance at March 28, 2008	$1,084

The company has been working to resolve two warranty-related matters at the Dayron facility. The first issue involves a supplier's recall of a switch embedded in certain bomb fuzes. The second warranty issue involves bomb fuzes manufactured for the U. S. Army utilizing systems which originated before Dayron was acquired by Kaman that have since been found to contain an incorrect part. The net reserve as of March 28, 2008 related to these two matters is $1,032. This balance represents management's best estimate of the costs currently expected to be incurred in resolving these matters. This matter is more fully discussed in Note 12, Commitments and Contingencies.

The remaining accrual as of March 28, 2008 relates to routine warranty rework at our various segments.

8. Accrued Contract Losses

The following is a summary of activity and balances associated with accrued contract losses as of and for the quarter ended March 28, 2008:

Balance at January 1, 2008	$9,513
Additions to loss accrual	3,880
Costs incurred	(1,585)
Release to income	(247)
Balance at March 28, 2008	$11,561

Additions to our contract loss accrual relate primarily to cost growth in connection with initial sales orders from our customers on certain recently awarded programs in the Fuzing and Aerostructures segments, in particular the Sikorsky MH -92 program and the Shenyang program at our Wichita facility. The majority of the balance of the contract loss accrual relates to the SH-2G(A) Helicopter program for Australia. We are in the process of assessing what portion of those expenses will still be incurred if the program is concluded as contemplated by the settlement agreement with the Commonwealth of Australia. When title to the inventory is transferred to the company, effectively concluding the program, we will adjust the accrued contract loss as necessary.

9. Pension Cost

Components of net pension cost for the qualified pension plan and Supplemental Employees’ Retirement Plan (SERP) are as follows:

	Qualified Pension Plan		SERP
	For the Three Months Ended		For the Three Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007

Service cost for benefits earned	$3,069	$3,329	$184	$116
Interest cost on projected
benefit obligation	7,338	6,931	384	505
Expected return on plan assets	(8,681)	(8,074)	-	-
Effect of settlement/curtailment	-	-	1,006	-
Net amortization and deferral	15	225	408	883
Net pension cost	$1,741	$2,411	$1,982	$1,504

For the 2008 plan year, the company expects to contribute $6,966 to the qualified pension plan and make payments of $13,971 for the SERP. During the first quarter of 2008, we made a $2,500 contribution to the qualified pension plan for the 2007 plan year.

In the first quarter of 2008, we made payments of $4,499 for the SERP. The majority of this amount related to a lump sum payment to the former CEO.  The total of the payout represented a portion of the SERP’s projected benefit obligation sufficient to constitute a plan settlement per SFAS 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans.” Because the retirement occurred after the company’s pension measurement date of December 31, and in accordance with SFAS 88 settlement accounting, liabilities related to the supplemental plan were remeasured as of February 28, 2008 with the related deferred actuarial losses being recognized in the first quarter 2008.

10. Business Segments

Summarized financial information by business segment is as follows:

	For the Three Months Ended
	March 28, 2008	March 30, 2007
Net sales:
Aerostructures	$28,793	$25,179
Fuzing	24,130	18,500
Helicopters	14,614	17,458
Specialty Bearings	36,079	31,979
Subtotal Aerospace Segments	103,616	93,116
Industrial Distribution	182,165	173,414
Net sales from continuing operations	$285,781	$266,530

Operating income (loss):
Aerostructures	$(1,015)	$4,551
Fuzing	1,805	2,530
Helicopters	858	(1,025)
Specialty Bearings	12,968	10,559
Subtotal Aerospace Segments	14,616	16,615
Industrial Distribution	9,073	8,694
Net gain (loss) on sale of assets	(110)	(42)
Corporate expense	(9,796)	(9,343)
Operating income from continuing operations	13,783	15,924

Interest expense (income), net	(1)	1,545
Other expense (income), net	141	(41)

Earnings from continuing operations before income taxes	13,643	14,420
Income tax expense	(4,775)	(5,347)
Net earnings from continuing operations	8,868	9,073

Net earnings from discontinued operations	-	1,002

Total net earnings	$8,868	$10,075

11. Share-Based Arrangements

The following table summarizes share-based compensation expense recorded during each period presented:

	Three Months Ended
	March 28, 2008	March 30, 2007
Stock options	$449	$217
Restricted stock awards	357	100
Stock appreciation rights	(528)	170
Employee stock purchase plan	54	52

Total share-based compensation expense	$332	$539

Stock option activity was as follows:

		Weighted-
		Average
Stock options outstanding:	Options	Exercise Price
Balance at January 1, 2008	724,790	$16.02
Options granted	176,245	25.93
Options exercised	(125,173)	15.66
Options forfeited or expired	(7,330)	17.29
Balance at March 28, 2008	768,532	$18.34

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted average assumptions used in estimating fair value for the first quarter of 2008 and 2007.

	March 28, 2008	March 30, 2007
Expected option term	6.5 years	6.5 years
Expected volatility	40.5%	36.2%
Risk-free interest rate	3.2%	4.6%
Expected dividend yield	1.7%	2.5%
Per share fair value of options granted	$9.78	$8.04

Restricted Stock Awards (RSA) activity is as follows:

		Weighted-
		Average
		Grant Date
Restricted Stock outstanding:		Fair Value
Nonvested at January 1, 2008	89,009	$24.04
RSA granted	49,545	25.93
Vested	(18,433)	17.51
Forfeited or expired	-	-
Nonvested at March 28, 2008	120,121	$25.82

Stock Appreciation Rights (SARs) activity is as follows:

		Weighted-
		Average
SARs outstanding:		Exercise Price
Balance at January 1, 2008	66,120	$10.14
SARs granted	-	-
SARs exercised	-	-
SARs forfeited or expired	-	-
Balance at March 28, 2008	66,120	$10.14

Total cash paid to settle SARs (at intrinsic value) during the first quarter of 2008 and 2007 was $0 and $470, respectively.

12. Commitments and Contingencies

Australian SH-2G(A) Program - On March 19, 2008, the company reached an agreement with the Commonwealth of Australia that establishes mutually agreed terms for conclusion of the SH-2G(A) Super Seasprite program. Under the terms of the Agreement, ownership of the 11 SH-2G(A) Super Seasprite helicopters will be transferred to the company along with spare parts and associated equipment. The transfer is subject to U.S. Government approval and the Commonwealth will carry out that process, which could take several months. Thereafter, we will seek to sell the aircraft to another customer or customers and will share the proceeds of each sale with the Commonwealth under a pre-established formula. We have agreed that a total of at least $37,000 of such payments will be made to the Commonwealth regardless of sales, with at least $25,000 to be paid by March 2011, and, to the extent cumulative payments have not yet reached $37,000, additional payments of $6,000 each in March of 2012 and 2013. To secure these payments, the company will provide the Commonwealth with a $37,000 unconditional letter of credit which will be reduced as such payments are made. Additionally, under the agreement, we will forego payment of approximately $33,000 in net unbilled receivables in exchange for the helicopters, spare parts and equipment, which will be recorded as inventory. Transfer of title to the helicopters, spare parts and equipment will not take place until the Commonwealth has obtained the appropriate approvals from the U.S. Government. We currently expect that the value of this transferred inventory will exceed the amount of the net unbilled receivables and the $37,000 guaranteed payments described above. Upon transfer of title, the company will issue the letter of credit and record the transaction. Currently we do not expect that this transaction will have a material impact on the income statement.

Navy Property - In December 2007, the company and the U.S. Navy Air Systems Command (NAVAIR) agreed upon the terms for our purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation (of which the Helicopters segment forms a part) currently leases from NAVAIR and has operated for several decades. It is expected that in the next several months various government-required processes for approval of the transaction will occur and, once such approvals have been given, the transfer of title will take place. Our lease of the facility has been extended through September 30, 2008 as the process continues. Upon transfer of the property and as part of the purchase price, we will assume responsibility for environmental remediation at the facility as may be required under the Connecticut Transfer Act. In anticipation of the transfer, we continue our efforts to define the scope of the remediation that will be required by the Connecticut Department of Environmental Protection (CTDEP). Management believes that the discounted present value of the cost of the environmental remediation, which is estimated at $9,000, approximates the fair value of the property. This remediation process would take many years to complete.

Moosup - The CTDEP has given the company conditional approval for reclassification of groundwater in the vicinity of the Moosup, CT facility, which is being held for disposal, consistent with the character of the area. The company has substantially completed the process of connecting neighboring properties to public drinking water in accordance with such approval and in coordination with the CTDEP and local authorities. The company anticipates that the water connection project will be completed in 2008. We are also in the process of conducting a site assessment to characterize the environmental condition of the property and expect to complete the assessment portion of the project within one year.

Ovation - In connection with our sale of the Music segment, we assumed responsibility for meeting certain requirements of the Connecticut Transfer Act (the "Act") that apply to the leased guitar manufacturing facility ("Ovation") located in New Hartford, Connecticut, which was transferred as part of the sale. Under the Act, we are required to assess the environmental conditions of the site and remediate environmental impairments, if any, caused by Ovation's operations. The site consists of a multi-tenant industrial park, in which Ovation and other unrelated entities lease space. We are in the process of assessing the environmental conditions at the site and determining our share of the cost of environmental remediation that may be required. We currently estimate our portion of the cost to assess the environmental conditions and remediate this property will be approximately $2,240, which was included in the determination of the net gain on the sale of Music as of December 31, 2007.

Legal Matters - There continue to be two warranty-related matters that primarily impact the FMU-143 program at our Fuzing segment's Orlando operation. The items involved are an impact switch embedded in certain bomb fuzes that was recalled by a supplier and an incorrect part, called a bellows motor, found to be contained in bomb fuzes manufactured for the U.S. Army utilizing systems which originated before the Orlando operation was acquired by Kaman. The U.S. Army Sustainment Command (USASC), the procurement agency that administers the FMU-143 contract, had authorized warranty rework for the bellows motor matter in late 2004/early 2005; however, we were not permitted to finish the rework due to issues raised by the USASC primarily related to administrative matters and requests for verification of the accuracy of test equipment (which accuracy was subsequently verified).

In late 2006, the USASC informed us that it was changing its remedy under the contract from performance of warranty rework to an "equitable adjustment" of $6,900 to the contract price. We responded, explaining our view that we had complied with contract requirements. In June 2007 the USASC affirmed its position but rescinded its $6,900 demand (stating that its full costs had not yet been determined) and gave instructions for disposition of the subject fuzes, including both the impact switch and bellows motor related items, to a Navy facility.

As reported previously, a separate contract dispute between our Fuzing segment's Orlando operation and the USASC relative to the FMU-143 fuze program is now in litigation. USASC has basically alleged the existence of latent defects in certain fuzes due to unauthorized rework during production and has sought to revoke their acceptance.  Management believes that the Fuzing segment has performed in accordance with the contract and it is the government that has materially breached its terms; as a result, during the fourth quarter of 2007, we cancelled the contract and in January 2008, we commenced litigation before the Armed Services Board of Contract Appeals (the "Board") requesting a declaratory judgment that our cancellation was proper. At about the same time, the USASC notified us that it was terminating the contract for default, making the allegations noted above. We have filed a second complaint with the Board appealing the USASC’s termination decision.  No demand for any specific amount has been made by the USASC.

In February 2008, management received written notification from the U.S. Attorney's Office for the Middle District of Florida that it has closed the investigation initiated two years ago in conjunction with the Defense Criminal Investigative Service and will not prosecute the company or any of its employees for conduct that was the subject of the investigation involving the bellows motor matter.

13. Subsequent Events

Early in the second quarter of 2008, we paid $18,115 for the purchase of Industrial Supply Corp (ISC). ISC is a distributor of power transmission, fluid power, material handling and industrial MRO supply products to such diverse markets as ship building, printing, machinery, transportation, electronics, pharmaceutical, rubber, chemicals and food processing. In addition to its Richmond facility, ISC has five branches located in Norfolk, Roanoke and Waynesboro, Virginia, and in Wilson and High Point, North Carolina. ISC had annual sales of approximately $55,000 in 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide readers of our consolidated financial statements with the perspectives of management in the form of a narrative regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The MD&A is presented in seven sections:

I.	Overview of Business
II.	First Quarter 2008 Highlights
III.	Results of Operations
IV.	Critical Accounting Estimates
V.	Liquidity and Capital Resources
VI.	Contractual Obligations and Off-Balance Sheet Arrangements
VII.	Recent Accounting Standards

Our MD&A should be read in conjunction with our Form 10-K for the year ended December 31, 2007.

I. OVERVIEW OF BUSINESS

Kaman Corporation is composed of five business segments:

•	Aerostructures, a provider of subassemblies for commercial and military aircraft;
•	Fuzing, a producer of fuzing devices and memory and measuring systems for a variety of applications;
•	Helicopters, a provider of upgrades and support for its existing fleet as well as a subcontractor for other aerospace manufacturers;
•	Specialty Bearings, a manufacturer of high-performance mechanical products used primarily in aviation applications as well as marine, hydropower, and other industrial applications; and
•	Industrial Distribution, the third largest power transmission/motion control industrial distributor in North America.

Our long-term strategy is specific to each segment.  For our aerospace businesses, we seek to maintain leadership in product technical performance, take advantage of opportunities arising from the prime and Tier 1 producers as they increasingly seek to outsource aircraft production tasks, and build on our strengths in areas targeted for growth through internal product development and acquisitions.  For our industrial distribution business, our long-term strategy involves acquisitions and internal means to expand our geographical footprint in major industrial markets and broaden our product lines to enhance our competitive position for national accounts.  An overall strategy is to further enhance operating and asset utilization efficiencies throughout the enterprise.

II. FIRST QUARTER 2008 HIGHLIGHTS

The following is a summary of key events that occurred during the first quarter of 2008:

•	Our net sales from continuing operations increased 7.2 percent in the first quarter of 2008 compared to the first quarter of 2007.
•	Our net earnings from continuing operations decreased 2.3 percent in the first quarter of 2008 compared to the first quarter of 2007.
•	Earnings per share diluted from continuing operations decreased 5.4 percent to $0.35 per share diluted in the first quarter of 2008 compared to the first quarter of 2007.
•	Our Helicopters segment reached an agreement with the Commonwealth of Australia that establishes mutually agreed terms for conclusion of the SH-2G(A) Super Seasprite program.
•	Our Industrial Distribution segment signed a definitive agreement to acquire ISC of Richmond, Virginia. The transaction was completed on March 31, 2008.
•	The Specialty Bearing’s Bloomfield, CT facility has been selected for the Bell Premier Supplier Award.
•	In February 2008, the U.S. Government awarded Option 5 of the JPF program to the Fuzing segment, which has a value of $26.8 million.
•	The company recorded $4.5 million in charges at the Aerostructures segment primarily due to the continued ramp up of the recently awarded major programs.

III. RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - CONSOLIDATED

The following table presents selected financial data from continuing operations of the company for the first quarter of 2008 compared to the first quarter of 2007:

Net Sales

	For the Three Months Ended
In thousands	March 28, 2008	March 30, 2007
Net sales	$285,781	$266,530
$ change	19,251	22,317
% change	7.2%	9.1%

The increase in consolidated net sales for the first quarter of 2008 was primarily attributable to the Industrial Distribution segment due to higher sales to national accounts and the Fuzing, Specialty Bearings and Aerostructures segments primarily as a result of increased production for several key programs.

Gross Profit

	For the Three Months Ended
In thousands	March 28, 2008	March 30, 2007
Gross profit	$76,591	$75,161
$ change	1,430	7,996
% change	1.9%	11.9%
% of net sales	26.8%	28.2%

The change in consolidated gross profit for the first quarter of 2008 was attributable to several items including sales growth in the Industrial Distribution and Specialty Bearings segments as well as the absence of additional charges on the Australia program in the Helicopters segment.  These positive items were offset partially by lower gross margin in the Aerostructures segment due to significant adverse adjustments associated with ramping up the recently awarded programs at the Wichita facility.

Selling, General & Administrative Expenses (S,G&A)

	For the Three Months Ended
In thousands	March 28, 2008	March 30, 2007
Selling, general and
administrative expenses (S,G&A)	$62,698	$59,195
$ change	3,503	2,394
% change	5.9%	4.2%
% of net sales	21.9%	22.2%

The increase in S,G&A for the first quarter of 2008 compared to the first quarter of 2007 was due to an overall increase in S,G&A at most of our reporting segments, specifically as a result of higher IR&D expenses for two of our aerospace segments and higher personnel and infrastructure costs for our Industrial Distribution segment.  Corporate expenses also increased slightly due to increased personnel costs.

Operating Income

	For the Three Months Ended
In thousands	March 28, 2008	March 30, 2007
Operating income	13,783	15,924
$ change	(2,141)	5,547
% change	-13.4%	53.5%
% of net sales	4.8%	6.0%

Despite the increase in operating income at our Specialty Bearings, Helicopters and Industrial Distribution segments, overall operating income decreased primarily due to charges recorded during the quarter by the Aerostructures segment.  Please refer to the individual segment discussions for additional detail.

Additional Consolidated Results

Net interest expense generally consists of interest charged on the revolving credit facility and the convertible debentures offset by interest income. The change in interest expense net, to $0.1 million income in the first quarter of 2008 as compared to $1.5 million expense in the first quarter of 2007 was a result of our pay down of a significant portion of our revolving credit line as of December 31, 2007, using the proceeds from the sale of the Music segment, as well as the redemption of the remaining convertible debentures in late 2007.

The effective income tax rate was 35.0% for the first quarter of 2008 as compared to 37.1% for the first quarter of 2007.  The 2008 effective tax rate primarily reflects lower nondeductible expenses compared to 2007.  The effective tax rate represents the combined estimated federal, state and international tax effects attributable to pretax earnings for the year.

Other Matters

In connection with our sale of the Music segment, we assumed responsibility for meeting certain requirements of the Connecticut Transfer Act (the "Act") that apply to the leased guitar manufacturing facility ("Ovation") located in New Hartford, Connecticut, which was transferred as part of the sale. Under the Act, we are required to assess the environmental conditions of the site and remediate environmental impairments, if any, caused by Ovation's operations. The site consists of a multi-tenant industrial park, in which Ovation and other unrelated entities lease space. We are in the process of assessing the environmental conditions at the site and determining our share of the cost of environmental remediation that may be required. We currently estimate our portion of the cost to assess the environmental conditions and remediate this property will be approximately $2.2 million, which was included in the determination of the net gain on the sale of Music as of December 31, 2007.

The CTDEP has given the company conditional approval for reclassification of groundwater in the vicinity of the Moosup, CT facility, which is being held for disposal, consistent with the character of the area. The company has substantially completed the process of connecting neighboring properties to public drinking water in accordance with such approval and in coordination with the CTDEP and local authorities. The company anticipates that the water connection project will be completed in 2008. We are also in the process of conducting a site assessment to characterize the environmental condition of the property and expect to complete the assessment portion of the project within one year.

COMBINED AEROSPACE SEGMENT RESULTS

The following table presents selected financial data for our combined Aerospace Segments:

	For the Three Months Ended
	March 28, 2008	March 30, 2007
Net sales:
Aerostructures	$28,793	$25,179
Fuzing	24,130	18,500
Helicopters	14,614	17,458
Specialty Bearings	36,079	31,979
Total Aerospace Segments	$103,616	$93,116
$ change	10,500	19,480
% change	11.3%	26.5%

Operating income:
Aerostructures	$(1,015)	$4,551
Fuzing	1,805	2,530
Helicopters	858	(1,025)
Specialty Bearings	12,968	10,559
Total Aerospace Segments	$14,616	$16,615
$ change	(1,999)	6,614
% change	-12.0%	66.1%

Kaman’s strategies for the Aerospace segments are:

•	Aerostructures: Take advantage of the trend toward increased outsourcing by both the aircraft prime manufacturers and Tier 1 suppliers.

•	Fuzing: Become the leading producer of fuzing systems for the U.S. military and allied militaries.

•	Helicopters: Take advantage of increasing subcontracting opportunities as helicopter prime manufacturers shift focus from manufacturing to final assembly and systems integration.

•
Specialty Bearings: Maintain leadership in product technical performance and application engineering support while staying ahead of the curve in product technology enhancement, lean manufacturing techniques and lead time reduction.

AEROSTRUCTURES SEGMENT

	For the Three Months Ended
In thousands	March 28, 2008	March 30, 2007
Net sales	$28,793	$25,179
$ change	3,614	8,259
% change	14.4%	48.8%

Operating income	$(1,015)	$4,551
$ change	(5,566)	2,184
% change	-122.3%	92.3%
% of net sales	-3.5%	18.1%

The growth in net sales was primarily due to higher production levels and increased shipments to Sikorsky for the BLACK HAWK helicopter program at our Jacksonville facility. During the first quarter of 2008, the segment delivered 27 cockpits as compared to the 20 delivered in the first quarter of 2007. Although the increase in sales volume did contribute additional gross margin, the segment recorded $4.5 million in charges in the first quarter of 2008. These charges related to additional costs that we believe are necessary to appropriately ramp up and provide a solid foundation for the large programs that were awarded in 2006 to our Wichita facility.  These costs primarily relate to additional investments for tooling, in large part for the Sikorsky MH-92 program, as well as higher than anticipated costs to complete the initial orders under certain programs.

Aerostructures – Major Programs
During the first quarter of 2008, we have continued to work on the several large contracts awarded in 2006.  These include contracts awarded by Spirit AeroSystems and Shenyang Aircraft Corporation associated with the Boeing 787 Dreamliner program, as well as a program to manufacture and assemble composite tail rotor pylons for Sikorsky’s Canadian MH-92 helicopters. These programs continue to be challenging and are proceeding at a significantly slower pace than originally anticipated.

In early February, a decision was made to consolidate responsibility for Wichita facility operations to the Jacksonville management team, in order to share operational knowledge and best practices as they work through the issues at the Wichita facility. Under the guidance of the new management group, work continued toward developing personnel and processes needed for each program, including the MH-92 program.  This program has been particularly difficult partially due to the product's design evolution and development of quality control/inspection processes. These challenges have resulted in higher than anticipated manpower and production costs, and production inefficiencies, which contributed to the additional charges during the quarter. These issues along with the increased tooling costs resulted in the overall operating loss for the segment during the first quarter of 2008. Despite these challenges, the segment has begun to make progress on this program. The static test unit was delivered and accepted in March 2008 and we are planning to deliver the second unit in the second quarter of 2008. We plan to begin renegotiating pricing on this program with Sikorsky in the near future. The company expects that working through these issues will take most of 2008, although we now believe that we have the right team in place to meet these challenges.

During the first quarter of 2008 it became clear that the rapid expansion of personnel at Aerostructures Wichita, due to efforts to ramp up the programs discussed above, has resulted in significant quality and production process issues for the facility.  Specifically, a temporary suspension of the facility's ISO 9000 certification has been issued pending correction of quality procedures and a major customer has put the facility on "probation" status, which could prevent bidding on new work for that customer, until the issues are addressed. Identifying and executing corrective action measures is a top priority for the new management team.

In 2008, our Jacksonville facility continued to deliver cockpits under our current orders for the Sikorsky BLACK HAWK helicopter program. To date, Sikorsky has placed orders for 311 cockpits for various models of the helicopter, under both the original contract signed in late 2004 and the new Memorandum of Agreement entered into in late 2007. This program includes the installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines, and the composite structure that holds the windscreen for cockpits on several models of the BLACK HAWK helicopter. This program has a total potential value of approximately $250 million. We expect that deliveries on the current orders will continue through 2008. A total of 185 cockpits have been delivered under this contract from inception through the first quarter of 2008.

The production of structural wing subassemblies for the Boeing C-17 continues to be an important element in maintaining a sufficient business base at the Jacksonville facility. We anticipate that production under these orders will continue at least through 2008 and it is possible that work for this program will continue thereafter as Boeing determines the future requirements for this aircraft.  Additionally, in late 2007 we signed a seven-year follow-on contract with Boeing for the production of fixed wing trailing edge assemblies for the Boeing 777 and 767 aircraft. Both of these programs are important to the segment’s continued growth.

FUZING SEGMENT

	For the Three Months Ended
In thousands	March 28, 2008	March 30, 2007
Net sales	$24,130	$18,500
$ change	5,630	(542)
% change	30.4%	-2.8%

Operating income	$1,805	$2,530
$ change	(725)	(413)
% change	-28.7%	-14.0%
% of net sales	7.5%	13.7%

Net sales for the first quarter of 2008 increased compared to the first quarter of 2007 primarily as a result of greater shipments to the U.S. Government for the JPF Fuze program as well as higher shipments on several legacy programs.  Although the segment experienced an increase in sales for the first quarter of 2008, total operating income decreased primarily due to the essentially break even gross margins generated from JPF program sales to the U.S. Government. Foreign military sales of JPF fuzes and revenue recognized under the facilitization program comprised the majority of the JPF sales in the first quarter of 2007.

Fuzing – Major Programs
In February 2008, the U.S. Government awarded Option 5 of the advanced FMU-152A/B JPF program, which has a value of $26.8 million. The total value of JPF contracts awarded by the U.S. Government (USG) from inception of the program through March 28, 2008 is $155.7 million. This value primarily consists of Options 1 through 5 under the original contract and various contract modifications, including a two-phase facilitization contract modification and additional foreign military sales facilitated by the U.S. Government, as well as a variety of development and engineering contracts, along with special tooling and test equipment.

During the first quarter of 2008, we continued to make progress on production improvements and enhancements of the JPF fuze system and we were able to produce a significantly higher number of fuzes than the prior quarters. The facilitization program has also contributed to our increased production and has been another important element of our strategy to improve our quality and efficiency on the JPF program. This facilitization program provides us an opportunity to review production workflow to create greater efficiencies, qualify a second Kaman site (Middletown) for full production of JPF fuzes, and create a new fuze design. The new design is expected to significantly reduce the number of technical issues so that a more steady state of production can be achieved. We expect that the program will be completed in mid-2008 and believe that the value of these initiatives will be more fully realized in late 2008 and beyond. Although we believe that we are making progress on this program, the line is subject to periodic production interruptions, which may result in irregular shipments and increased costs.

Production under Option 3 continued during the first quarter of 2008 and is expected to be completed by mid 2008. We project that work currently under contract relative to this program will extend until mid 2009. As previously disclosed, to date the U.S. Government portion of the program has been essentially break-even. We are focused on further marketing the JPF to foreign allied militaries. We continue to make shipments to foreign allied militaries under both the U.S. Government contract as well as direct commercial sales, typically after we have met our U.S. Government requirements or with their authorization. Foreign sales are important to the ultimate success of the program, as this will allow for further market penetration and increased sales. Overall, we believe that profitability will improve as progress is made relative to operating efficiencies, as we negotiate further price increases with the U.S. Government, as deliveries to the U.S. military increase and as future orders are received from foreign militaries.

Warranty and Contract-Related Matters

There continue to be two warranty-related matters that primarily impact the FMU-143 program at our Fuzing segment's Orlando operation. The items involved are an impact switch embedded in certain bomb fuzes that was recalled by a supplier and an incorrect part, called a bellows motor, found to be contained in bomb fuzes manufactured for the U.S. Army utilizing systems which originated before the Orlando operation was acquired by Kaman. The U.S. Army Sustainment Command (USASC), the procurement agency that administers the FMU-143 contract, had authorized warranty rework for the bellows motor matter in late 2004/early 2005; however, we were not permitted to finish the rework due to issues raised by the USASC primarily related to administrative matters and requests for verification of the accuracy of test equipment (which accuracy was subsequently verified).

In late 2006, the USASC informed us that it was changing its remedy under the contract from performance of warranty rework to an "equitable adjustment" of $6.9 million to the contract price. We responded, explaining our view that we had complied with contract requirements. In June 2007 the USASC affirmed its position but rescinded its $6.9 million demand (stating that its full costs had not yet been determined) and gave instructions for disposition of the subject fuzes, including both the impact switch and bellows motor related items, to a Navy facility.

As reported previously, a separate contract dispute between our Fuzing segment's Orlando operation and the USASC relative to the FMU-143 fuze program is now in litigation. USASC has basically alleged the existence of latent defects in certain fuzes due to unauthorized rework during production and has sought to revoke their acceptance. Management believes that the Fuzing segment has performed in accordance with the contract and it is the government that has materially breached its terms; as a result, during the fourth quarter of 2007, we cancelled the contract and in January 2008, we commenced litigation before the Armed Services Board of Contract Appeals (the "Board") requesting a declaratory judgment that our cancellation was proper. At about the same time, the USASC notified us that it was terminating the contract for default, making the allegations noted above. We have filed a second complaint with the Board appealing the USASC’s termination decision.  No demand for any specific amount has been made by the USASC.

In February 2008, management received written notification from the U.S. Attorney's Office for the Middle District of Florida that it has closed the investigation initiated two years ago in conjunction with the Defense Criminal Investigative Service and will not prosecute the company or any of its employees for conduct that was the subject of the investigation involving the bellows motor matter.

HELICOPTERS SEGMENT

	For the Three Months Ended
In thousands	March 28, 2008	March 30, 2007
Net sales	$14,614	$17,458
$ change	(2,844)	5,955
% change	-16.3%	51.8%

Operating income	$858	$(1,025)
$ change	1,883	1,037
% change	183.7%	50.3%
% of net sales	5.9%	-5.9%

Sales for the Helicopters segment were comprised primarily of spare parts and service center support fees to Australia, the upgrade and maintenance program for Egypt and Sikorsky subcontract work.  The decrease in sales for the first quarter of 2008 compared to 2007 was a result of certain nonrecurring work performed for Egypt in 2007 that was not repeated during 2008.  Additionally, sales to Sikorsky, which are based on the level of order activity for join and subcontract work in the relative periods, were lower in the first quarter of 2008. Operating income increased primarily due to the absence of an accrued contract loss charge for the Australia program in the first quarter of 2008 compared to a $2.5 million charge recorded in the first quarter of 2007.

Helicopters – Major Programs
On March 19, 2008, the company reached an agreement with the Commonwealth of Australia that establishes mutually agreed terms for conclusion of the SH-2G(A) Super Seasprite program. Under the terms of the Agreement, ownership of the 11 SH-2G(A) Super Seasprite helicopters will be transferred to the company along with spare parts and associated equipment. The transfer is subject to U.S. Government approval and the Commonwealth will carry out that process, which could take several months. Thereafter, we will seek to sell the aircraft to another customer or customers and will share the proceeds of each sale with the Commonwealth under a pre-established formula. We have agreed that a total of at least $37 million of such payments will be made to the Commonwealth regardless of sales, with at least $25 million to be paid by March 2011, and, to the extent cumulative payments have not yet reached $37 million, additional payments of $6 million each in March of 2012 and 2013. To secure these payments, the company will provide the Commonwealth with a $37 million unconditional letter of credit which will be reduced as such payments are made. Additionally, under the agreement, we will forego payment of approximately $33 million in net unbilled receivables in exchange for the helicopters, spare parts and equipment, which will be recorded as inventory. Transfer of title to the helicopters, spare parts and equipment will not take place until the Commonwealth has obtained the appropriate approvals from the U.S. Government. We currently expect that the value of this transferred inventory will exceed the amount of the net unbilled receivables and the $37 million guaranteed payments described above. Upon transfer of title, the company will issue the letter of credit and record the transaction. Currently we do not expect that this transaction will have a material impact on the income statement.  Due to the fact that in connection with the termination of the contract the inventory will be returned to us, the company is no longer entitled to receive look-back interest from the IRS, which we previously expected to be in excess of $6.0 million pretax.  It is also possible that we will be required to recapture previously deducted tax losses for this program. Additionally, future sales relative to the service center, which have been a meaningful portion of our net sales in recent years, will cease at the conclusion of the support center ramp down period.

We continue our work under a program for depot level maintenance and upgrades for nine SH-2G(E) helicopters delivered to the Egyptian government during the 1990s. Through March 28, 2008, we are on contract for approximately $31.1 million of work related to maintenance and upgrades. To date, work for depot level maintenance on four of the aircraft has been completed. This program has a potential total contract value of approximately $80 million.  The segment also continues to perform subcontract work for Sikorsky involving fuselage joining and installation tasks and the production of certain mechanical subassemblies.  Both of these programs have been an important element of our business base over the recent past.

During 2008, we continued to work under a contract from the Army Material Research Development and Engineering Command for follow-on work associated with development of the BURRO Unmanned Resupply Helicopter, utilizing the K-MAX helicopter. The contract currently covers work to enhance features of the flight and mission management system and to support BURRO participation in Army demonstrations. Additionally, our agreement with Lockheed Martin Systems Integration, which was signed in early 2007, is progressing. This agreement allows us an opportunity to work together to develop potential government programs (foreign and domestic) involving the K-MAX helicopter and the BURRO aircraft. In January 2008, the segment and Lockheed jointly acquired three K-MAX helicopters from a U.S. Government General Services Administration auction for an average cost of $4.3 million. Two of the aircraft were purchased by Lockheed and the third is owned by the company. The aircraft are expected to be used to further develop the BURRO program.

We continue to support K-MAX helicopters that are operating with customers. As of the end of the first quarter, we maintained $23.9 million of K-MAX inventory, which now includes the repurchased K-MAX aircraft as well as spare parts.

In December 2007, the company and the U.S. Navy Air Systems Command (NAVAIR) agreed upon the terms for our purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation (of which the Helicopters segment forms a part) currently leases from NAVAIR and has operated for several decades. It is expected that in the next several months, various government-required processes for approval of the transaction will occur and once such approvals have been given, the transfer of title will take place. Our lease of the facility has been extended through September 30, 2008 as the process continues. Upon transfer of the property and as part of the purchase price, we will assume responsibility for environmental remediation at the facility as may be required under the Connecticut Transfer Act. In anticipation of the transfer, we continued our efforts to define the scope of the remediation that will be required by the Connecticut Department of Environmental Protection (CTDEP). Management believes that the discounted present value of the cost of the environmental remediation, which is estimated at $9.0 million, approximates the fair value of the property. This remediation process would take many years to complete.

SPECIALTY BEARINGS SEGMENT

	For the Three Months Ended
In thousands	March 28, 2008	March 30, 2007
Net sales	$36,079	$31,979
$ change	4,100	5,808
% change	12.8%	22.2%

Operating income	$12,968	$10,559
$ change	2,409	3,806
% change	22.8%	56.4%
% of net sales	35.9%	33.0%

The Specialty Bearings segment experienced record sales and operating income for the first quarter of 2008. The increase in net sales was a result of higher shipments to our customers in the commercial jet liner market, regional jet market, military aircraft market and commercial helicopter market. Operating income increased primarily due to the increased sales volume and continued lean manufacturing improvements on the production line.

Specialty Bearings – Major Programs
Specialty Bearings continues to benefit significantly from our strategy to provide a high quality product with shorter lead times than our competitors, to customers in both the commercial and military markets. Our diverse customer mix, which includes several large commercial aircraft customers and a significant aftermarket, as well as military customers, and the regional jet liners market, provides us some degree of stability in the changing economy. Our backlog remains strong and we continue to be committed to process improvement and increasing operating efficiencies. As the exchange rate of the U.S. dollar fluctuates, we are watchful for the potential impact this may have on our foreign operation in the future.

We continue to target the most demanding applications early in the aircraft design process as part of prime contractors’ problem solving teams. We then apply innovative technology to develop and manufacture proprietary products to address our customers’ needs while providing excellent performance and service. We believe technological enhancements we make to our current products, as well as the development of new products, will preserve our competitive advantages and increase our customer base, and lead to further penetration of both domestic and foreign markets.

INDUSTRIAL DISTRIBUTION SEGMENT RESULTS

The following table presents selected financial data for the Industrial Distribution segment:

	For the Three Months Ended
In thousands	March 28, 2008	March 30, 2007
Net sales	$182,165	$173,414
$ change	8,751	2,837
% change	5.0%	1.7%

Operating income	$9,073	$8,694
$ change	379	(2,113)
% change	4.4%	-19.6%
% of net sales	5.0%	5.0%

Our Industrial Distribution segment generated record sales in the first quarter of 2008 despite an increasingly difficult industrial market and one fewer sales day in 2008 compared to the first quarter of 2007. The increase in sales is primarily due to the ramp up of national account business, as well as strong demand in the food & beverage, mining, chemical and paper markets. The segment has opened branches throughout the country to strategically access or further penetrate certain industries. These investments in infrastructure and personnel have had an impact on our operating income and it will take several years for these investments to be fully realized.  Additionally, pricing pressures continue to be prevalent, particularly with national accounts and higher fuel and utility costs also continuing to be a challenge. We anticipate that as we continue to ramp up these new branches leveraging our size and scale, and increase sales to recently awarded national accounts, margins will improve.

2008 Industrial Distribution Trends

The Market
Because of our diverse customer base, our performance tends to track the U.S. Industrial Production Index. We are therefore affected, to a large extent, by the overall business climate for our customer industries, which includes plant capacity utilization levels, and the effect of pricing spikes and/or supply interruptions for basic commodities such as steel and oil. The strength of certain markets varied considerably by industry type in the first quarter of 2008, and industries such as food processing, mining, oil exploration and electrical power generation continued to perform well. Other industries have experienced a decline, including the building materials industry (with respect to new home construction), and OEMs. Our business has been impacted in certain of these areas but also continues to improve in other industries, largely due to our recently awarded national accounts.

Our Strategy

The strategy for the Industrial Distribution segment is to:

1.	Expand our geographic footprint in major industrial markets to enhance our position in the competition for regional and national accounts.

In order to increase our geographic footprint, we continue to explore potential acquisition candidates as well as establish branches in locations that are consistent with our strategic objectives. By so doing, we will more clearly establish our business as one that can provide comprehensive services to our customers who are continually focused on streamlining their purchasing operations and consolidating supplier relationships. During the first quarter of 2008, we established a new branch, of which was opened to accommodate a new national account. Additionally, early in the second quarter of 2008, we completed the purchase of ISC for a cash payment of approximately $18.1 million. ISC is a distributor of power transmission, fluid power, material handling and industrial MRO supply products to such diverse markets as ship building, printing, machinery, transportation, electronics, pharmaceutical, rubber, chemicals and food processing. In addition to its Richmond facility, ISC has five branches located in Norfolk, Roanoke and Waynesboro, Virginia, and in Wilson and High Point, North Carolina. ISC had annual sales of approximately $55 million in 2007. We are also on track to open a new distribution center in Savannah, GA in the second quarter of 2008.

2.	Broaden our product offering to gain additional business from existing customers and new opportunities from a wider slice of the market.

In recent years, we have worked to increase market share in several growing markets including the mining, energy and food and beverage industries. We believe that we have been successful in this endeavor, as evidenced by our recently awarded national account wins, and continue to focus on these industries. We recently were awarded a multi-year contract renewal by the Campbell Soup Company. In order to meet the needs of current and new customers, we are focused on maintaining competitive pricing as well as providing value added services that save our customers money and time while helping them improve operating efficiency.

3.	Further enhance operating and asset utilization efficiencies throughout the enterprise.

To compete effectively in today's industrial market requires size, scale, effective IT systems and knowledgeable people.  Our size and scale allow us to realize internal operating efficiencies and achieve supplier incentives in the form of rebates.  To further meet our customers’ requirements we recently implemented a new e-business search engine that provides customers with a more intuitive and flexible search capability to meet their evolving needs.  This tool allows us greater asset utilization and increases our operating efficiencies. To ensure the continuation of our ability to help customers to solve their production reliability challenges we rely on a disciplined human resource recruiting process supported by proprietary and industry based education programs. This allows us to have the appropriate number of qualified personnel to help us continue to compete in the markets in which we participate.

IV. CRITICAL ACCOUNTING ESTIMATES

Preparation of the company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements in the company’s Form 10-K for the year ended December 31, 2007, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the company's critical accounting policies and significant estimates in the first quarter of 2008.

V. LIQUIDITY AND CAPITAL RESOURCES

We assess the company's liquidity in terms of our ability to generate cash to fund working capital, investing and financing activities. Significant factors affecting liquidity include: cash flows generated from or used by operating activities, capital expenditures, investments in our business segments and their programs, acquisitions, divestitures, dividends, adequacy of available bank lines of credit, and factors that might otherwise affect the company's business and operations generally, as described under the heading “Forward-Looking Statements” in this Form 10-Q.

In the first quarter of 2008, we were able to use the cash available from the sale of our Music segment in 2007 to fund our working capital needs as well as our financing and investing activity.  Going forward, we will rely upon the balance of the sale proceeds as well as bank financing as important sources of support for our business activities. We believe these, when combined with cash generated from operating activities, will be sufficient to support our anticipated liquidity requirements for the foreseeable future. We anticipate that a variety of items will have an impact on our liquidity during 2008, aside from our normal working capital requirements.  These may include the resolution of any of the matters described in Management’s Discussion and Analysis, including the FMU-143 warranty matter, the $37 million letter of credit to guarantee the payment to the Commonwealth, the purchase of the NAVAIR property and associated environmental remediation, the Sikorsky MH-92 program, acquisition and divestiture activity, including the purchase of ISC in the second quarter of 2008, and future SERP payments. However, we do not believe any of these matters will lead to a shortage of capital resources or liquidity that would prevent us from continuing with our business operations as expected.

The following table summarizes first quarter cash flow activity from continuing operations:

In thousands	March 28, 2008	March 30, 2007
Total cash provided by (used in)
Operating activities	$(43,340)	$(8,769)
Investing activities	(3,220)	(4,248)
Financing activities	923	9,395
Increase (decrease) in cash	$(45,637)	$(3,622)

Net cash used in operating activities increased $34.6 million for the first quarter of 2008 compared to the first quarter of 2007. This increase is primarily attributable to increased cash requirements to fund working capital needs in the first quarter of 2008 as compared to the first quarter of 2007 as specifically discussed below:

•	The company experienced an increase in accounts receivable partially as a result of higher sales volume at our Industrial Distribution, Aerostructures and Specialty Bearings segments.
•
Inventory levels at the end of the first quarter of 2008 increased primarily at the Fuzing and Helicopters segments due to additional JPF inventory and the additional K-MAX inventory.  It is anticipated that the JPF inventory will decrease as additional progress payments are made and as more fuzes are shipped throughout the year.

•	Total cash payments for income taxes increased significantly, primarily due to the taxes paid on the proceeds of the Music segment sale.
•	The company paid out a significant amount of SERP payments in the first quarter of 2008 compared to the first quarter of 2007 primarily attributable to the retirement of the former CEO.

Net cash used in investing activities decreased $1.0 million for the first quarter of 2008 compared to the same period of 2007. The decrease was primarily due to lower acquisition costs during 2008 as compared to 2007 when the company purchased the final minority interest in Delamac de Mexico S.A. de C.V.  Capital expenditure activity was slightly lower in 2008 compared to 2007.  The majority of the capital expenditures were attributable to the Specialty Bearings and the Industrial Distribution segments.

Net cash provided by financing activities decreased $8.5 million for the first quarter of 2008 compared to the same period of 2007. The company had net borrowings under the Revolving Credit Agreement of $1.6 million for the first quarter of 2008 as compared to $17.9 million for the first quarter of 2007. Cash outflows for financing activities during 2008 related primarily to the payment of dividends, net of proceeds from the exercise of employee stock options.

Financing Arrangements
We maintain a $200 million revolving credit facility (Revolving Credit Agreement) expiring August 4, 2010. The facility includes the availability of funding in foreign currencies as well as an “accordion” feature that provides the company the opportunity to request, subject to bank approval, an expansion of up to $50 million in the overall size of the facility. This facility is expected to be sufficient to support the company's anticipated operating, investing and financing activity for at least the next 12 months.

Total average bank borrowings for the first quarter of 2008 were $13.4 million compared to $72.0 million for the same period in 2007. As of March 28, 2008, there was $161.1 million available for borrowing under the Revolving Credit Agreement, net of letters of credit. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Agreement. A total of $26.9 million in letters of credit were outstanding under the Revolving Credit Agreement at March 28, 2008, $20.4 million of which is related to the Australia SH-2G(A) program. Once the U.S. Government has approved the transfer of the inventory according to the terms of the Deed of Settlement, we will cancel these letters of credit and issue a new letter of credit for the $37 million guaranteed minimum payment previously disclosed.

Facility fees and interest rates under the Revolving Credit Agreement are determined on the basis of the company's credit rating from Standard & Poor's. In February 2008, Standard & Poor's re-affirmed the company’s rating as investment grade BBB- with an outlook of stable. We believe this is a favorable rating for a company of our size. Under the terms of the Revolving Credit Agreement, if this rating should decrease, the effect would be to increase facility fees as well as the interest rates charged. The financial covenants related to the Revolving Credit Agreement include a requirement that the company have i) EBITDA, at least equal to 300 percent of net interest expense, on the basis of a rolling four quarters and ii) a ratio of consolidated total indebtedness to total capitalization of not more than 55 percent. The agreement also incorporates a financial covenant which provides that if the company's EBITDA to net interest expense ratio is less than 6 to 1, the ratio of i) accounts receivable and inventory for certain Kaman subsidiaries to ii) the company's consolidated total indebtedness cannot be less than 1.6 to 1. We remained in compliance with those financial covenants as of and for the quarter ended March 28, 2008.

Other Sources/Uses of Capital
We plan to record pension expense and make a cash contribution of approximately $7.0 million to our tax-qualified defined benefit pension plan for the 2008 plan year. This is based upon the asset value of the pension trust fund as of December 31, 2007. Additionally during 2008, we plan to pay approximately $14.0 million in SERP payments. For the 2007 plan year, we expensed approximately $9.6 million and made a contribution of $10.0 million to our tax-qualified defined benefit pension plan, based upon the asset value of the pension trust fund as of December 31, 2006 and $2.4 million in payments for our SERP.

In November 2000, the company's board of directors approved a replenishment of the company's stock repurchase program, providing for repurchase of an aggregate of 1.4 million common shares for use in administration of the company's stock plans and for general corporate purposes. There were no shares repurchased during the first quarter of 2008.

VI. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations
There has been no material change outside the ordinary course of business in the company's contractual obligations during the first quarter of 2008. Please see the company's Form 10-K for the year ended December 31, 2007 for a discussion of its contractual obligations.

Off-Balance Sheet Arrangements
There has been no material change in the company's off-balance sheet arrangements as of the first quarter of 2008. Please see the company's Form 10-K for the year ended December 31, 2007 for a discussion of such arrangements.

VII. RECENT ACCOUNTING STANDARDS
A summary of recent accounting standards is included in Note 1, Basis of Presentation to the Notes to Condensed Consolidated Financial Statements, which is included in Item 1, Financial Statements, of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the company’s exposure to market risk during the quarter ended March 28, 2008. Please see the company’s Form 10-K for the year ended December 31, 2007 for a discussion of the company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 28, 2008. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 28, 2008, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There were no changes in internal controls over financial reporting at the company that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Kaman Corporation and Subsidiaries
Part II – Other Information

Item 1A. Risk Factors

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to, those set forth below, any one of which could cause our actual results to vary materially from recent results or anticipated future results.  Information regarding risk factors appears in Part I – Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2007. We entered into a Deed of Settlement on March 19, 2008 with the Commonwealth of Australia regarding the Australia SH-2G(A) program, and have updated the risk factor regarding this matter.  Other than this revised risk factor, there have not been any material changes to the risk factors disclosed in Item 1A of our Form 10-K for 2007.

We have recently entered into a Deed of Settlement with the Commonwealth of Australia, which would conclude the Australia SH-2G (A) program with a mutual release of claims.

This agreement is subject to a variety of risks and uncertainties including but not limited to:

-	Obtaining the U.S. Government approval necessary to transfer title to the inventory;
-	Proper valuation of the inventory once U.S. Government approval occurs and transfer of title has taken place;
-	The potential absence of a market for the aircraft and spare parts;
-	Risk of the inventory becoming obsolete over time resulting in the company recording a lower of cost or market adjustment;
-	The additional costs that may be necessary to transfer, store and track the inventory.

We will monitor the progress of this agreement and actively market these aircraft to interested customers to minimize the impact of these risks going forward.

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

The aerospace markets in which we participate are highly competitive and we often compete for work not only with large OEMs but also sometimes with our own customers and suppliers. Many of our large customers may choose not to outsource production due to, among other things, their own direct labor and overhead considerations and capacity utilization at their own facilities. This could result in these customers supplying their own products or services and competing directly with us for sales of these products or services, all of which could significantly reduce our revenues.

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

For these reasons, we may not be able to compete successfully in this market or against such competitors. Our strategies for our aerospace segments allow us to continue to effectively compete for key contracts and customers. For additional information on this topic, see Item 1 “Business — Competition” of our 2007 Form 10-K.

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

The percentage-of-completion method requires that we estimate future revenues and costs over the life of a contract. Revenues are estimated based upon the original contract price, with consideration being given to exercised contract options, change orders and, in some cases, projected customer requirements. Contract costs may be incurred over a period of several years, and the estimation of these costs requires significant judgment based upon the acquired knowledge and experience of program managers, engineers, and financial professionals. Estimated costs are based primarily on anticipated purchase contract terms, historical performance trends, business base and other economic projections. The complexity of certain programs as well as technical risks and the availability of materials and labor resources could affect the company’s ability to estimate future contract costs. Additional factors that could affect recognition of revenue under the percentage-of-completion method include:

•	Accounting for start-up costs;
•	The effect of nonrecurring work;
•	Delayed contract start-up;
•	Transition of work from the customer or other vendors;
•	Claims or unapproved change orders;
•	Product warranty issues;
•	Delayed completion of certain programs for which inventory has been built up; and,
•	Accrual of contract losses.

Because of the significance of the judgments and estimation processes, it is likely that materially different sales and profit amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance. We perform quarterly reviews of our long-term contracts to address and lessen the effects of these risks.

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

The time required and cost incurred to get a new program underway can be significant and includes nonrecurring costs for tooling, first article testing, finalizing drawings and engineering specifications and hiring new employees able to perform the technical work required. New programs can typically involve greater volume of scrap, higher overhead rates due to inefficiencies, delays in production, and learning curves that are more extended than anticipated, all of which can impact current period results. We have been working with our customers and leveraging our years of experience to effectively ramp up these new programs.

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

Our contract costs are subject to audits by U.S. Government agencies. The costs we incur on our U.S. Government contracts, including allocated indirect costs, may be audited by U.S. Government representatives. These audits may result in adjustments to our contract costs. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and such costs already reimbursed must be refunded. We normally negotiate with the U.S. Government representatives before settling on final adjustments to our contract costs. We have recorded contract revenues based upon results we expect to realize upon final audit. However, we do not know the outcome of any future audits and adjustments and we may be required to reduce our revenues or profits upon completion and final negotiation of these audits. If any audit shows improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government.

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

Our financial results may be affected by the outcome of legal proceedings and other contingencies that cannot be predicted. In accordance with generally accepted accounting principles, if a liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time, we will make an estimate of material loss contingencies and establish reserves based on our assessment. Subsequent developments in legal proceedings may affect our assessment. The estimates of a loss contingency recorded in our financial statements could adversely affect our results of operations in the period in which a liability would be recognized. This could also have an adverse impact on our cash flows in the period during which damages would be paid. As of March 28, 2008, the company does not have any loss contingency recorded with respect to any pending litigation, as we do not believe that we have met the criteria to establish such a liability for any pending litigation matter.

We rely upon growth in our Industrial Distribution segment through development of national account relationships.

Over the past several years, more companies have begun to consolidate their purchases of industrial products, resulting in their doing such business with only a few major distributors rather than a large number of vendors. Through our national accounts strategy we have worked hard to develop the relationships necessary to be one of those major suppliers. Competition relative to these types of arrangements is significant. If we are not awarded additional national accounts in the future, or if existing national account agreements are not renewed, our sales volume could be negatively impacted which may result in lower gross margins and weaker operating results. Additionally, national accounts typically require an increased level of customer service as well as investments in the form of opening of new branches to meet our customers’ needs. The cost and time associated with these activities could be significant and if the relationship is not maintained we could ultimately not make a return on these investments. One of our key strategies has been to increase our national account presence. Thus far, we have been successful with our strategy with the addition of several new large national accounts since late 2006. We will continue to focus on this endeavor through 2008.

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

We have experienced, and may in the future experience, significant fluctuations in our quarterly operating results that may be caused by many factors. These factors include but are not limited to:

•	Changes in demand for our products;
•	Introduction, enhancement or announcement of products by us or our competitors;
•	Market acceptance of our new products;
•	The growth rates of certain market segments in which we compete;
•	Size and timing of significant orders;
•	Budgeting cycles of customers;
•	Mix of distribution channels;
•	Mix of products and services sold;
•	Mix of international and North American revenues;
•	Fluctuations in currency exchange rates;
•	Changes in the level of operating expenses;
•	Changes in our sales incentive plans;
•	Inventory obsolescence;
•	Accrual of contract losses;
•	Completion or announcement of acquisitions by us or our competitors; and
•	General economic conditions in regions in which we conduct business.

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

FORWARD-LOOKING STATEMENTS
This report may contain forward-looking information relating to the company's business and prospects, including the Aerospace and Industrial Distribution businesses, operating cash flow, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of competitions for government programs and thereafter contract negotiations with government authorities, both foreign and domestic; 2) political conditions in countries where the company does or intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) domestic and foreign economic and competitive conditions in markets served by the company, particularly the defense, commercial aviation and industrial production markets; 5) risks associated with successful implementation and ramp up of significant new programs; 6) successful implementation of the Deed of Settlement agreed upon with the Commonwealth of Australia, which would conclude the Australia SH-2G (A) program with a mutual release of claims; 7) receipt and successful execution of production orders for the JPF U.S. government contract, including the exercise of all contract options and receipt of orders from allied militaries, as both have been assumed in connection with goodwill impairment evaluations; 8) the University of Arizona’s continued failure to succeed in its appeals efforts to overturn the jury verdict that rejected the University's breach of contract claim against the company; 9) satisfactory resolution of the company’s contract litigation with the U.S. Army procurement agency relating to the FMU-143 program; 10) continued support of the existing K-MAX helicopter fleet, including sale of existing K-MAX spare parts inventory; 11) cost growth in connection with environmental remediation activities at the Moosup and New Hartford, CT facilities and such potential activities at the Bloomfield, CT facility; 12) profitable integration of acquired businesses into the company's operations; 13) changes in supplier sales or vendor incentive policies; 14) the effect of price increases or decreases; 15) pension plan assumptions and future contributions; 16) future levels of indebtedness and capital expenditures; 17) continued availability of raw materials in adequate supplies; 18) the effects of currency exchange rates and foreign competition on future operations; 19) changes in laws and regulations, taxes, interest rates, inflation rates, general business conditions and other factors; and 20) other risks and uncertainties set forth in the company's annual, quarterly and current reports, and proxy statements. Any forward-looking information provided in this report should be considered with these factors in mind. The company assumes no obligation to update any forward-looking statements contained in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities

In November 2000, the company's board of directors approved a replenishment of the company's stock repurchase program providing for repurchase of an aggregate of 1.4 million common shares for use in administration of the company's stock plans and for general corporate purposes.

The following table provides information about purchases of common shares by the company during the three months ended March 28, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publically Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan

1/1/2008
1/25/2008	-	-	269,611	1,130,389

1/26/2008
2/22/2008	-	-	269,611	1,130,389

2/23/2008
3/28/2008	-	-	269,611	1,130,389

Part II

Item 4.    Submission of Matters to Vote of Security Holders

The annual meeting of the company's shareholders was held at the company's Bloomfield headquarters on April 16, 2008.  Following is a brief description of each matter voted upon at the meeting:

1.    Election of Directors

The Board of Directors has authorized nine directors divided into three classes. At this meeting, three individuals were elected Class 3 directors, each to serve for a term of three years and until his successor has been elected and qualified. In addition, Mr. Keating, who was elected to the Board of Directors as a Class 2 director on September 17, 2007 for an initial term ending at this annual meeting, was elected to the Board for a two-year term to end coincident with the terms of the other Class 2 directors and until his successor is elected and qualified.  Opposite each person's name is the number of shares voted in favor and the number of votes withheld.  There were no broker non-votes.

	Name	In Favor	Vote Withheld
Class 3	Directors
	Brian E. Barents	20,989,026	2,148,373
	Edwin A. Huston	21,768,445	1,368,954
	Thomas W. Rabaut	23,007,828	129,571

Class 2	Director
	Neal J. Keating	21,561,758	1,575,641

The Class 1 and Class 2 Directors whose terms of office as directors continued after the meeting are Robert Alvine, E. Reeves Callaway III, Karen M. Garrison, Eileen S. Kraus, and Richard J. Swift.  As previously reported, Dr. John A. DiBiaggio retired coincident with this meeting, his term as a Class 3 Director having expired at the meeting and having reached mandatory retirement age under the Company's by-laws.

2.    Approval of the Company’s Cash Bonus Plan (As Amended and Restated Effective January 1, 2008)

A proposal to approve the Company’s Cash Bonus Plan, as amended to qualify payments to executive officers as “performance-based compensation” under Section 162(m) of the Internal Revenue Code was adopted by shareholders who voted 21,541,765 shares in favor, 703,560 against, with 892,074 abstentions and no broker non-votes.

3.    Ratification of KPMG LLP Appointment

A proposal to ratify the appointment of KPMG LLP as the company's auditors during the ensuing year was adopted by shareholders who voted 22,901,767 shares in favor, 200,659 against, with 34,973 abstentions and no broker non-votes.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1	Relocation Management Agreement between Kaman Corporation and Cartus Corporation which was filed as Exhibit 10.1 to Form 8-K, Document No. 0000054381-08-000029 on April 14, 2008.

Kaman Corporation and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAMAN CORPORATION
Registrant

Date: May 1, 2008	By: /s/ Neal J. Keating
Neal J. Keating
Chairman, President and
Chief Executive Officer
(Duly Authorized Officer)

Date: May 1, 2008	By: /s/ Robert M. Garneau
Robert M. Garneau
Executive Vice President and
Chief Financial Officer

Kaman Corporation and Subsidiaries

Index to Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934	Attached

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934	Attached

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 10.1	Relocation Management Agreement between Kaman Corporation and Cartus Corporation which was filed as Exhibit 10.1 to Form 8-K, Document No. 0000054381-08-000029 on April 14, 2008.	By reference