Form 10-Q
period 2008-06-27
KAMAN CORP
filed 2008-07-31
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2008

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
Yes           ☐           No           ☒

At July 25, 2008, there were 25,391,992 shares of Common Stock outstanding

Part I – Financial Information
Item 1.  Financial Statements:

Condensed Consolidated Balance Sheets
(In thousands) (Unaudited)

	June 27,2008		December 31, 2007
Assets:
Current assets:
Cash and cash equivalents		$13,570		$73,898
Accounts receivable, net		211,577		158,435
Inventories		239,353		210,341
Deferred income taxes		24,460		28,724
Other current assets		24,703		20,231
Total current assets		513,663		491,629

Property, plant & equipment, at cost	$178,081		$163,645
Less accumulated depreciation
and amortization	110,581		110,000
Net property, plant & equipment		67,500		53,645
Goodwill & other intangible assets, net		130,292		46,188
Deferred income taxes		3,507		3,594
Overfunded pension		31,276		30,486
Other assets		11,561		9,321
Total assets		$757,799		$634,863

Liabilities and Shareholders' Equity:
Current liabilities:
Notes payable		$1,896		$1,680
Accounts payable - trade		98,914		74,236
Accrued salaries and wages		22,046		25,328
Accrued pension costs		13,768		14,202
Accrued contract losses		10,780		9,513
Advances on contracts		10,429		9,508
Other accruals and payables		39,360		36,162
Income taxes payable		2,447		12,002
Total current liabilities		199,640		182,631

Long-term debt, excluding current portion		95,400		11,194
Deferred income taxes, long-term		10,825		199
Other long-term liabilities		42,428		46,313
Commitments and contingencies
Shareholders' equity		409,506		394,526
Total liabilities and shareholders’ equity		$757,799		$634,863

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations
(In thousands except per share amounts)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007

Net sales	$316,285	$272,382	$602,066	$538,912

Cost of sales	230,013	197,798	439,203	389,167
Selling, general and administrative expense	63,774	58,781	126,472	117,976
Goodwill impairment	7,810	-	7,810	-
Net (gain)/loss on sale of assets	97	(58)	207	(15)
	301,694	256,521	573,692	507,128
Operating income from continuing operations	14,591	15,861	28,374	31,784

Interest expense (income), net	463	1,656	462	3,200
Other expense (income), net	321	258	462	217

Earnings from continuing operations before income taxes	13,807	13,947	27,450	28,367
Income tax expense	(7,717)	(4,940)	(12,492)	(10,287)
Net earnings from continuing operations	6,090	9,007	14,958	18,080

Earnings from discontinued operations before income taxes	-	1,655	-	3,279
Gain on disposal of discontinued operations	506	-	506	-
Income tax expense	(183)	(603)	(183)	(1,225)
Net earnings from discontinued operations	323	1,052	323	2,054

Net earnings	$6,413	$10,059	$15,281	$20,134

Net earnings per share:
Basic net earnings per share from continuing operations	0.24	0.37	0.60	0.74
Basic net earnings per share from discontinued operations	-	0.04	-	0.09
Basic net earnings per share from disposal discontinued operations	0.01	-	0.01	-
Basic net earnings per share	$0.25	$0.41	$0.61	$0.83

Diluted net earnings per share from continuing operations	0.24	0.36	0.59	0.73
Diluted net earnings per share from discontinued operations	-	0.04	-	0.08
Diluted net earnings per share from disposal discontinued operations	0.01	-	0.01	-
Diluted net earnings per share	$0.25	$0.40	$0.60	$0.81

Average shares outstanding:
Basic	25,232	24,285	25,166	24,213
Diluted	25,497	25,210	25,444	25,157

Dividends declared per share	$0.140	$0.125	$0.280	$0.250
See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
(In thousands except share and per share amounts) (Unaudited)
	For the Six Months Ended
	June 27, 2008	June 29, 2007
Cash flows from operating activities:
Net earnings from continuing operations	$ 14,958	$ 18,080
Adjustments to reconcile net earnings from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	5,435	4,842
Change in allowance for doubtful accounts	(213)	(36)
Net (gain) loss on sale of assets	207	(15)
Goodwill impairment	7,810	-
Stock compensation expense	1,111	2,157
Excess tax benefits from share-based compensation arrangements	(205)	(464)
Deferred income taxes	3,517	(4,998)
Changes in assets and liabilities, excluding effects of acquisition/divestitures:
Accounts receivable	(36,991)	(28,851)
Inventories	(15,929)	(5,531)
Income taxes receivable	(3,603)	(2,056)
Other current assets	3,618	412
Accounts payable	4,547	6,636
Accrued contract losses	1,270	(65)
Advances on contracts	921	(251)
Accrued expenses and payables	(9,964)	(6,819)
Income taxes payable	(11,100)	(7,240)
Pension liabilities	(2,871)	2,432
Other long-term liabilities	(1,557)	3,579
Net cash provided by (used in) operating activities of continuing operations	(39,039)	(18,188)
Net cash provided by (used in) operating activities of discontinued operations	(183)	2,637
Net cash provided by (used in) operating activities	(39,222)	(15,551)
Cash flows from investing activities:
Proceeds from sale of assets	65	193
Net proceeds from sale of discontinued operations	447	-
Expenditures for property, plant & equipment	(6,651)	(6,503)
Acquisition of businesses and earn out adjustments, net of cash acquired	(100,168)	(1,393)
Other, net	(2,782)	(2,551)
Cash provided by (used in) investing activities of continuing operations	(109,089)	(10,254)
Cash provided by (used in) investing activities of discontinued operations	-	(372)
Cash provided by (used in) investing activities	(109,089)	(10,626)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit agreements	84,458	36,146
Debt repayment	-	(1,543)
Net change in book overdraft	7,293	(2,622)
Proceeds from exercise of employee stock plans	2,519	2,829
Dividends paid	(7,064)	(6,056)
Debt issuance costs	-	(150)
Windfall tax benefit	205	464
Other	304	96
Intercompany debt	-	(2,933)
Cash provided by (used in) financing activities of continuing operations	87,715	26,231
Cash provided by (used in) financing activities of discontinued operations	-	(282)
Cash provided by (used in) financing activities	87,715	25,949
Net increase (decrease) in cash and cash equivalents	(60,596)	(228)
Effect of exchange rate changes on cash and cash equivalents	268	410
Cash and cash equivalents at beginning of period	73,898	12,720
Cash and cash equivalents at end of period	$ 13,570	$ 12,902

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

The company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The second quarter for 2008 and 2007 ended on June 27, 2008 and June 29, 2007, respectively.

In July 2008, the Fuzing segment changed its name to the Precision Products segment.

Recently Issued Accounting Pronouncements
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The company is currently evaluating the potential impact of SFAS 162 but does not anticipate that the impact will be material.

In March 2008, the FASB issued Statement of Financial Accounting Standards No 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). Under this standard, companies with derivative instruments are required to disclose information that enables financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The new standard must be applied prospectively for interim periods and fiscal years beginning after November 15, 2008. The company is currently evaluating the potential impact of SFAS 161 but does not anticipate that the impact will be material.

In December 2007, the FASB issued Statement of Financial Accounting Standards No 141(R), “Business Combinations” (SFAS 141(R)). The objective of this Statement is to improve the relevance and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141(R) establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The potential impact of SFAS 141(R) on our consolidated financial position, results of operations and cash flows will be dependent upon the terms, conditions and details of such acquisitions.

In December 2007, the FASB issued Statement of Financial Accounting Standards No 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS 160). The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Since we currently do not have any minority interest investments, we do not expect SFAS 160 will have an impact on our consolidated financial position, results of operations or cash flows.

Cash Flow Items

Cash payments for interest were $863 and $3,141 for the six months ended June 27, 2008 and June 29, 2007, respectively. Cash payments for income taxes, net of refunds, for the comparable periods were $24,395 and $19,792, respectively. Non-cash financing activity for the first six months 2007 includes the conversion of 975 debentures with a total value of $975 into 41,731 shares of common stock. There were no such conversions during 2008 as the outstanding debentures were fully redeemed in December 2007.

Income Taxes

The effective income tax rate for continuing operations was 55.9% for the second quarter of 2008 as compared to 35.4% for the second quarter of 2007. The effective rate was abnormally high due to the $7,810 non-deductible impairment charge that was recorded during the second quarter of 2008. This matter is described more fully in Note 2.

2. Goodwill Impairment

During the second quarter of 2008, our Aerostructures Wichita, KS facility continued to experience production and quality issues, which resulted in the separate termination of two long-term contracts , which were significant to the facility, with Spirit AeroSystems and Shenyang Aircraft Corporation, which are both currently loss contracts. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we test goodwill for potential impairment annually as of December 31 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Due to the loss of the two major contracts as well as the continuing production and quality issues, management performed a goodwill impairment analysis for this reporting unit as of June 27, 2008.

We evaluated goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is to identify potential impairment by comparing the fair value of a reporting unit to its book value, including goodwill. If the fair value of a reporting unit exceeds its book value, goodwill is not considered impaired. If the book value exceeds the fair value, the second step of the process is performed to measure the amount of impairment. The process of evaluating goodwill for impairment involves the determination of the fair value of the company’s reporting units and is based on several valuation methods including the market approach and income approach. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market valuations, and assumptions about our strategic plans with regard to the operations of our reporting units.

Although we believe that we will work through the production issues at our Aerostructures Wichita facility, our carrying value has increased significantly since the last quarterly report. This, combined with our loss of two long-term contracts and the quality and production issues at the facility, has created a situation in which the estimated fair value of this reporting unit (the legal entity Plastic Fabricating Company, Inc.) is less than its carrying value. The total non-cash goodwill impairment charge was $7,810, which represents the entire goodwill balance for this reporting unit. This charge is not deductible for tax purposes and represents a discrete item in our second quarter 2008 effective tax rate.

3. Acquisitions

On March 31, 2008, our Industrial Distribution segment acquired the stock of Industrial Supply Corp (ISC), a distributor of power transmission, fluid power, material handling and industrial MRO supply products to such diverse markets as ship building, printing, machinery, transportation, electronics, pharmaceutical, rubber, chemicals and food processing. In addition to its Richmond facility, ISC has five other branches located in Norfolk, Roanoke and Waynesboro, Virginia, and in Wilson and High Point, North Carolina. The purchase price for this entity was $18,243.

On June 12, 2008, we acquired the stock of Brookhouse Holdings, Limited, a leader in the design and manufacture of composite aerostructures, aerospace tooling, and repair and overhaul services based in Darwen, Lancashire, England. The purchase price was 43,000 pounds sterling ($85,086 based on an exchange rate of 1.98) in cash. The acquisition further diversifies our platform positions in both the military and commercial markets, and significantly enhances our position in the higher-growth markets for composite structures. Brookhouse will become part of our Aerostructures segment.

The preliminary allocation of purchase price for each of these acquisitions is summarized below:

	ISC	Brookhouse

Tangible assets	$ 12,637	$ 38,025
Intangible assets	3,500	36,962
Goodwill	9,011	41,939
Liabilities assumed	(6,564)	(30,178)
Total purchase price	18,584	86,748
Acquisition costs	(341)	(1,662)
Total consideration paid	$ 18,243	$ 85,086

Both acquisitions were accounted for as purchase transactions. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on estimates of fair value. The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill. The purchase accounting for these acquisitions is preliminary, primarily with respect to the identification and valuation of intangibles. The operating results for Brookhouse and ISC have been included in our consolidated financial statements from the date of acquisition.

4. Accounts Receivable, net

Accounts receivable consist of the following:

	June 27, 2008	December 31, 2007

Trade receivables	$ 90,250	$ 74,057

U.S. Government contracts:
Billed	40,656	20,852
Costs and accrued profit – not billed	6,654	6,190

Commercial and other government contracts:
Billed	34,804	17,740
Costs and accrued profit – not billed	41,089	41,407

Less allowance for doubtful accounts	(1,876)	(1,811)

Total	$ 211,577	$ 158,435

On March 19, 2008, the company and the Commonwealth of Australia reached an agreement relative to the conclusion of the SH-2G(A) Super Seasprite Program. The unbilled receivables associated with the SH-2G(A) program were $40,750 and $40,789 as of June 27, 2008 and December 31, 2007, respectively, and the balance of amounts received as advances on this contract were $8,107 and $7,511 as of June 27, 2008, and December 31, 2007, respectively. These balances, totaling a net $32,643, as of June 27, 2008, will be eliminated in connection with the transfer of the Australian program inventory and equipment to the company, which transfer is subject to approval by the U.S. Government. Additional detail relative to this agreement is provided in Note 14, Commitments and Contingencies.

5. Inventories

Inventories consist of the following:

	June 27, 2008	December 31, 2007

Merchandise for resale	$ 99,017	$ 93,949
Contracts and other work in process	121,921	103,004
Finished goods
(including certain general stock materials)	18,415	13,388

Total	$ 239,353	$ 210,341

We continue to support K-MAX helicopters that are operating with customers. As of June 27, 2008, we maintained $24,288 of K-MAX inventory, which now includes a repurchased K-MAX aircraft as well as spare parts. Total K-MAX inventory as of December 31, 2007 was $19,568.

6. Shareholders’ Equity

Changes in shareholders’ equity for the six months ended June 27, 2008 were as follows:

Balance, January 1, 2008	$ 394,526

Net earnings	15,281
Change in pension & post-retirement benefit plans, net	831
Foreign currency translation adjustment	1,496
Comprehensive income	17,608

Dividends declared	(7,094)
Employee stock plans and related tax benefit	4,466

Balance, June 27, 2008	$ 409,506

Comprehensive income was $17,608 and $22,670 for the six months ended June 27, 2008 and June 29, 2007, respectively. The changes to net earnings used to determine comprehensive income are comprised of foreign currency translation adjustments and net changes in pension & post-retirement benefit plans.

Shareholders’ equity consists of the following:

	June 27, 2008	December 31, 2007

Common stock	$ 25,422	$ 25,182
Additional paid-in capital	83,033	78,783
Retained earnings	270,604	262,417
Treasury stock	(435)	(411)
Other shareholders' equity	30,882	28,555

Total	$ 409,506	$ 394,526

7. Earnings Per Share

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share:

(In thousands except per share amounts)	For the Three Months Ended		For the Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Basic:

Net earnings from continuing operations	$6,090	$9,007	$14,958	$18,080
Net earnings from discontinued operations, net of tax	323	1,052	323	2,054
Net earnings	$6,413	$10,059	$15,281	$20,134

Weighted average number of
shares outstanding	25,232	24,285	25,166	24,213

Net earnings per share from continuing operations	$0.24	$0.37	$0.60	$0.74
Net earnings per share from discontinued operations	-	0.04	-	0.09
Net earnings per share from disposal of discontinued operations	0.01	-	0.01	-
Net earnings per share	$0.25	$0.41	$0.61	$0.83

Diluted:

Net earnings from continuing operations	$6,090	$9,007	$14,958	$18,080
Elimination of interest expense on 6% subordinated
convertible debentures (net after taxes)	-	139	-	291
Net earnings from continuing operations (as adjusted)	6,090	9,146	14,958	18,371

Net earnings from discontinued operations, net of tax	323	1,052	323	2,054
Net earnings (as adjusted)	$6,413	$10,198	$15,281	$20,425

Weighted average number of
shares outstanding	25,232	24,285	25,166	24,213
Weighted averages shares issuable
on conversion of 6% subordinated
convertible debentures	-	627	-	657
Weighted average shares issuable
on exercise of dilutive stock options	265	298	278	287
Total	25,497	25,210	25,444	25,157

Net earnings per share from continuing operations - diluted	$0.24	$0.36	$0.59	$0.73
Net earnings per share from discontinued operations - diluted	-	0.04	-	0.08
Net earnings per share from disposal of discontinued operations - diluted	0.01	-	0.01	-
Net earnings per share -diluted	$0.25	$0.40	$0.60	$0.81

Excluded from the net earnings per share – diluted calculation for the six months ended June 27, 2008 are 9,000 anti-dilutive shares granted to employees, based on average stock price. There were no anti-dilutive shares for the six months ended June 29, 2007.

8. Exit Activity

The following table displays the activity and balances of various exit activities as of and for the six months ended June 27, 2008:

Balance at January 1, 2008	$4,705
Additions to accrual	-
Cash payments	(123)
Release to income	-

Balance at June 27, 2008	$4,582

Our exit activity accrual consists of estimated ongoing environmental remediation costs for our Moosup, CT facility and environmental remediation costs that we expect to incur at the former Music segment’s New Hartford, Connecticut facility, which arose in connection with the 2007 sale of our Music segment.

These exit activity accruals are included in other current liabilities and other long-term liabilities on the condensed consolidated balance sheets for the periods presented. Ongoing maintenance costs of $228, and $205 for the six months ended June 27, 2008 and June 29, 2007, respectively, related to the idle Moosup facility are included in selling, general and administrative expenses.

9. Product Warranty Costs

The following table presents the activity and balances of accrued product warranty costs included in other accruals and payables on the condensed consolidated balance sheets as of June 27, 2008:

Balance at January 1, 2008	$1,087
Product warranty accrual	52
Warranty costs incurred	(79)
Release to income	(4)

Balance at June 27, 2008	$1,056

The company has been working to resolve two warranty-related matters at the Precision Products (formally Dayron) Orlando facility. The first issue involves a supplier's recall of a switch embedded in certain bomb fuzes. The second warranty issue involves bomb fuzes manufactured for the U. S. Army utilizing systems which originated before this entity was acquired by the company that have since been found to contain an incorrect part. The net reserve as of June 27, 2008 related to these two matters is $1,032. This matter is more fully discussed in Note 14, Commitments and Contingencies.

The remaining accrual as of June 27, 2008 relates to routine warranty rework at our various segments.

10. Accrued Contract Losses

The following is a summary of activity and balances associated with accrued contract losses as of and for the quarter ended June 27, 2008:

Balance at January 1, 2008	$9,513
Additions to loss accrual	4,462
Costs incurred	(2,851)
Release to income	(344)
Balance at June 27, 2008	$10,780

Additions to our contract loss accrual relate primarily to cost growth in connection with certain programs in the Aerostructures and Precision Products segments, the majority of which was recorded during the first quarter of 2008. The remaining balance of the contract loss accrual relates primarily to the SH-2G(A) program for Australia. We are in the process of assessing what portion of those expenses will still be incurred if the program is concluded as contemplated by the settlement agreement with the Commonwealth of Australia. When title to the inventory is transferred to the company, effectively concluding the program, we will adjust the accrued contract loss as necessary.

11. Pension Cost

Components of net pension cost for the qualified pension plan and Supplemental Employees’ Retirement Plan (SERP) are as follows:

	Qualified Pension Plan
	For the Three Months Ended		For the Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007

Service cost for benefits earned	$3,069	$3,330	$6,138	$6,659
Interest cost on projected
benefit obligation	7,338	6,930	14,676	13,861
Expected return on plan assets	(8,681)	(8,074)	(17,362)	(16,148)
Net amortization and deferral	16	226	31	451
Net pension cost	$1,742	$2,412	$3,483	$4,823

	SERP
	For the Three Months Ended		For the Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007

Service cost for benefits earned	$185	$116	$369	$232
Interest cost on projected
benefit obligation	405	505	789	1,010
Expected return on plan assets	-	-	-	-
Effect of settlement/curtailment	-	-	1,006	-
Net amortization and deferral	298	882	706	1,765
Net pension cost	$888	$1,503	$2,870	$3,007

For the 2008 plan year, the company expects to contribute $6,966 to the qualified pension plan. We expect to make payments of $13,971 for the SERP during 2008, $4,982 of which was made in the first half, most of which was a lump sum payment to the former CEO. The remaining payment to the former CEO will be made in August 2008. The total of the payout represented a portion of the SERP’s projected benefit obligation sufficient to constitute a plan settlement per SFAS 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans.” Because the retirement occurred after the company’s pension measurement date of December 31, and in accordance with SFAS 88 settlement accounting, liabilities related to the supplemental plan were remeasured as of February 28, 2008 with the related deferred actuarial losses being recognized in the first half of 2008.

12. Business Segments

Summarized financial information by business segment is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Net sales:
Aerostructures	$30,944	$23,322	$59,737	$48,501
Precision Products	27,236	23,962	51,366	42,462
Helicopters	18,105	19,025	32,719	36,483
Specialty Bearings	36,667	31,471	72,746	63,450
Subtotal Aerospace Segments	112,952	97,780	216,568	190,896
Industrial Distribution	203,333	174,602	385,498	348,016
Net sales from continuing operations	$316,285	$272,382	$602,066	$538,912

Operating income (loss):
Aerostructures*	$(6,248)	$3,680	$(7,263)	$8,231
Precision Products	880	4,015	2,685	6,545
Helicopters	2,866	(244)	3,724	(1,269)
Specialty Bearings	13,941	10,204	26,909	20,763
Subtotal Aerospace Segments	11,439	17,655	26,055	34,270
Industrial Distribution	9,735	8,304	18,808	16,998
Net gain (loss) on sale of assets	(97)	58	(207)	15
Corporate expense	(6,486)	(10,156)	(16,282)	(19,499)
Operating income from continuing operations	14,591	15,861	28,374	31,784

Interest expense (income), net	463	1,656	462	3,200
Other expense (income), net	321	258	462	217

Earnings from cont. operations before income taxes	13,807	13,947	27,450	28,367
Income tax expense	(7,717)	(4,940)	(12,492)	(10,287)
Net earnings from continuing operations	6,090	9,007	14,958	18,080

Net earnings from discontinued operations	323	1,052	323	2,054

Total net earnings	$6,413	$10,059	$15,281	$20,134
* Includes a non cash impairment charge of $7,810

13. Share-Based Arrangements

The following table summarizes share-based compensation expense recorded during each period presented:

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Stock options	$361	$217	$810	$434
Restricted stock awards	678	530	1,035	630
Stock appreciation rights	(309)	815	(837)	985
Employee stock purchase plan	49	56	103	108

Total share-based compensation expense	$779	$1,618	$1,111	$2,157

Stock option activity was as follows:

		Weighted-
		Average
Stock options outstanding:	Options	Exercise Price
Balance at January 1, 2008	724,790	$16.02
Options granted	185,245	26.04
Options exercised	(145,708)	15.14
Options forfeited or expired	(7,330)	17.29
Balance at June 27, 2008	756,997	$18.63

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted average assumptions used in estimating fair value for the three months and six months ended June 27, 2008 and June 29, 2007.

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Expected option term	6.5 years	6.5 years	6.5 years	6.5 years
Expected volatility	44.4%	36.2%	42.5%	36.2%
Risk-free interest rate	3.4%	4.6%	3.3%	4.6%
Expected dividend yield	1.9%	2.5%	1.8%	2.5%
Per share fair value of options granted	$8.81	$8.04	$9.29	$8.04

Restricted Stock Awards (RSA) activity is as follows:

		Weighted-
		Average
		Grant Date
Restricted Stock outstanding:		Fair Value
Nonvested at January 1, 2008	89,009	$24.04
RSA granted	85,545	25.97
Vested	(37,228)	22.73
Forfeited or expired	(3,203)	24.14
Nonvested at June 27, 2008	134,123	$25.63

Stock Appreciation Rights (SARs) activity is as follows:

		Average
SARs outstanding:		Exercise Price
Balance at January 1, 2008	66,120	$10.14
SARs granted	-	-
SARs exercised	(10,200)	9.90
SARs forfeited or expired	-	-
Balance at June 27, 2008	55,920	$10.18

Total cash paid to settle SARs (at intrinsic value) during the second quarter of 2008 and 2007 was $189 and $572, respectively. Total cash paid to settle SARs (at intrinsic value) for the first six months of 2008 and 2007 was $189 and $1,042, respectively.

14. Commitments and Contingencies

Australian SH-2G(A) Program - During the second quarter, Helicopters segment management and the Commonwealth of Australia continued implementation of the March 2008 settlement agreement between the parties to mutually conclude the SH-2G(A) Super Seasprite program. As previously disclosed, the agreement provides that ownership of the 11 SH-2G(A) Super Seasprite helicopters will be transferred to the company along with spare parts and associated equipment. The Commonwealth is responsible for obtaining U.S. government approval of the transfer and has submitted its request. The parties anticipate a response in the next several months. In the meantime, Helicopters management has obtained U.S. government-required marketing licenses that enable it to begin discussions with many potential foreign government customers.

Proceeds from each helicopter sale will be shared with the Commonwealth under a pre-established formula. We have agreed that total payments of at least $37,000 will be made to the Commonwealth regardless of sales, with at least $25,000 to be paid by March 2011, and, to the extent cumulative payments have not yet reached $37,000, additional payments of $6,000 each in March of 2012 and 2013. To secure these payments, the company will provide the Commonwealth with a $37,000 unconditional letter of credit which will be reduced as such payments are made. Additionally, under the agreement, we will forego payment of approximately $33,000 in net unbilled receivables in exchange for the helicopters, spare parts and equipment, which will be recorded as inventory. Transfer of title to the helicopters, spare parts and equipment will not take place until the Commonwealth has obtained the appropriate approvals from the U.S. Government. We currently expect that the value of this transferred inventory will exceed the amount of the net unbilled receivables and the $37,000 guaranteed payments described above. Upon transfer of title, the company will issue the letter of credit and record the transaction. Currently we do not expect that this transaction will have a material impact on the statement of operations. The termination of the contract, combined with the return of inventory, will result in our inability to claim look-back interest from the IRS, previously expected to exceed $6,000 pretax. Additionally, future sales relative to the service center, which have been a meaningful portion of our net sales for the Helicopters segment in recent years, will cease at the conclusion of the support center ramp down period, scheduled for September 2008.

Navy Property - In December 2007, the company and the U.S. Navy Air Systems Command (NAVAIR) agreed upon the terms for our purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation (of which the Helicopters segment forms a part) currently leases from NAVAIR and has operated for several decades. It is expected that by September 30, 2008 various government-required processes for approval of the transaction will be completed, and the transfer of title will have occurred. Our lease of the facility has been extended through September 30, 2008 as the process continues. Upon transfer of the property and as part of the purchase price, we will assume responsibility for environmental remediation at the facility as may be required under the Connecticut Transfer Act (the “Transfer Act”). In anticipation of the transfer, we continue our efforts to define the scope of the remediation that will be required by the Connecticut Department of Environmental Protection (CTDEP). Management believes that the discounted present value of the cost of the environmental remediation, which is estimated at $9,000, approximates the fair value of the property. This remediation process will take many years to complete.

Moosup - The CTDEP has given the company conditional approval for reclassification of groundwater in the vicinity of the Moosup, CT facility consistent with the character of the area. This facility is currently being held for disposal. The company has substantially completed the process of connecting neighboring properties to public drinking water in accordance with such approval and in coordination with the CTDEP and local authorities. The company anticipates that the water connection project will be completed in 2008. A site assessment to characterize the environmental condition of the property has also commenced.

Ovation - In connection with our sale of the Music segment, we assumed responsibility for meeting certain requirements of the Transfer Act that apply to the leased guitar manufacturing facility ("Ovation") located in New Hartford, Connecticut, which was transferred as part of the sale. Under the Transfer Act, we are required to assess the environmental conditions of the site and remediate environmental impairments, if any, caused by Ovation's operations. The site consists of a multi-tenant industrial park, in which Ovation and other unrelated entities lease space. We are in the process of assessing the environmental conditions at the site and determining our share of the cost of environmental remediation that may be required. Our current estimate of our portion of the cost to assess the environmental conditions and remediate this property is $2,219.

Legal Matters - There continue to be two warranty-related matters that impact the FMU-143 program at our Precision Products Orlando operation. The items involved are an impact switch embedded in certain bomb fuzes that was recalled by a supplier and an incorrect part, called a bellows motor, found to be contained in bomb fuzes manufactured for the U.S. Army utilizing systems which originated before the Orlando operation was acquired by Kaman. The U.S. Army Sustainment Command (USASC), the procurement agency that administers the FMU-143 contract, had authorized warranty rework for the bellows motor matter in late 2004/early 2005; however, we were not permitted to finish the rework due to issues raised by the USASC primarily related to administrative matters and requests for verification of the accuracy of test equipment (which accuracy was subsequently verified).

In late 2006, the USASC informed us that it was changing its remedy under the contract from performance of warranty rework to an "equitable adjustment" of $6,900 to the contract price. We responded, explaining our view that we had complied with contract requirements. In June 2007 the USASC affirmed its position but rescinded its $6,900 demand (stating that its full costs had not yet been determined) and gave instructions for disposition of the subject fuzes, including both the impact switch and bellows motor related items, to a Navy facility and we complied with that direction. To date, USASC has not made a demand for any specific amount.

As reported previously, a separate contract dispute between our Precision Products Orlando operation and the USASC relative to the FMU-143 fuze program is now in litigation. USASC has basically alleged the existence of latent defects in certain fuzes due to unauthorized rework during production and has sought to revoke their acceptance. Management believes that the Precision Products segment has performed in accordance with the contract and it is the government that has materially breached its terms; as a result, during the fourth quarter of 2007, we cancelled the contract and in January 2008, we commenced litigation before the Armed Services Board of Contract Appeals (the "Board") requesting a declaratory judgment that our cancellation was proper. At about the same time, the USASC notified us that it was terminating the contract for default, making the allegations noted above. We have filed a second complaint with the Board appealing the USASC’s termination decision. The litigation process is ongoing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide readers of our consolidated financial statements with the perspectives of management in the form of a narrative regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The MD&A is presented in seven sections:

I.	Overview of Business
II.	Recent Business and Financial Highlights
III.	Results of Operations
IV.	Critical Accounting Estimates
V.	Liquidity and Capital Resources
VI.	Contractual Obligations and Off-Balance Sheet Arrangements
VII.	Recent Accounting Standards

Our MD&A should be read in conjunction with our Form 10-K for the year ended December 31, 2007.

I. OVERVIEW OF BUSINESS

Kaman Corporation is composed of five business segments:
•	Aerostructures, a provider of subassemblies for commercial and military aircraft;
•	Precision Products, a producer of fuzing devices and memory and measuring systems for a variety of applications;
•	Helicopters, a provider of upgrades and support for its existing fleet as well as a subcontractor for other aerospace manufacturers;
•	Specialty Bearings, a manufacturer of high-performance mechanical products used primarily in aviation applications as well as marine, hydropower, and other industrial applications; and
•	Industrial Distribution, the third largest power transmission/motion control industrial distributor in North America.

There are specific long-term strategies for each segment. For our aerospace businesses, we seek to maintain leadership in product technical performance, take advantage of opportunities arising from the prime and Tier 1 producers as they outsource aircraft production tasks, and build on our strengths in areas targeted for growth through internal product development and acquisitions. For our industrial distribution business, our long-term strategy involves acquisitions and internal means to expand our geographical footprint in major industrial markets and broaden our product lines to enhance our competitive position for national accounts.

In July 2008, we changed the name of our Fuzing segment to the Precision Products segment.

II. RECENT BUSINESS AND FINANCIAL HIGHLIGHTS

The following is a summary of key events that occurred during the second quarter of 2008:

•	Our net sales from continuing operations increased 16.1 percent in the second quarter of 2008 compared to the second quarter of 2007.
•
Our net earnings from continuing operations decreased 32.4 percent in the second quarter of 2008 compared to the second quarter of 2007 due to a non-cash, non-deductible $7.8 million goodwill impairment charge recorded at the Aerostructures segment’s Wichita facility.

•
Earnings per share diluted from continuing operations decreased 33.3 percent to $0.24 per share diluted in the second quarter of 2008 compared to the second quarter of 2007 due to the goodwill impairment charge.

•	Our Wichita Aerostructures facility continued to experience production difficulties which resulted in the termination of its contracts with Spirit AeroSystems and Shenyang Aircraft Corporation.
•
On June 12, 2008, we acquired Brookhouse Holdings, Limited (Brookhouse), a leader in the design and manufacture of composite aerostructures, aerospace tooling, and repair and overhaul services based in Darwen, Lancashire, England. This subsidiary will be reported as part of our Aerostructures segment.

•
Early in the second quarter, we completed our acquisition of Industrial Supply Corp. (ISC) of Richmond, Virginia, which contributed approximately half of our sales growth in the Industrial Distribution segment for the second quarter.

•	Greg L. Steiner was appointed President of our Aerospace Group on July 7, 2008. He will have responsibility for all four of our aerospace reporting segments.
•
We recently signed a contract with Boeing for the production of flight controls for the Air Force’s A-10 fleet. This work will be performed at our Jacksonville, FL Aerostructures and Bloomfield, CT Helicopters facilities.

•	Our Specialty Bearings segment experienced record sales and operating profit for the quarter.
•	Our Precision Products segment continued to ramp up on the JPF program and produced and shipped record levels during the quarter.

III. RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - CONSOLIDATED

The following table presents selected financial data from continuing operations of the company for the second quarter of 2008 compared to the second quarter of 2007:

Net Sales

	For the Three Months Ended		For the Six Months Ended
In thousands	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Net sales	$316,285	$272,382	$602,066	$538,912
$ change	43,903	27,508	63,154	49,825
% change	16.1%	11.2%	11.7%	10.2%

The increase in consolidated net sales for the second quarter and first half of 2008 was primarily attributable to strong organic growth in all reporting segments except for the Helicopters segment as well as the recent acquisitions in the Aerostructures and Industrial Distribution segments. For the aerospace businesses, organic sales growth resulted from increased shipments for major programs and customers, specifically the Sikorsky cockpit program, the JPF fuze program and commercial aircraft programs including Boeing and Airbus. For the Industrial Distribution segment, sales to several new large national accounts, as well as the acquisition of ISC, contributed to the increase for 2008 compared to 2007.

Gross Profit

	For the Three Months Ended		For the Six Months Ended
In thousands	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Gross profit	$86,272	$74,584	$162,863	$149,745
$ change	11,688	7,590	13,118	15,586
% change	15.7%	11.3%	8.8%	11.6%
% of net sales	27.3%	27.4%	27.1%	27.8%

The change in consolidated gross profit for the second quarter of 2008 was attributable to several factors. Gross profit increases in the Industrial Distribution and Specialty Bearings segments resulted from higher sales volume. Gross profit also increased for the Helicopters segment primarily due to there being no requirement for Australian SH-2G(A) program charges in 2008, in contrast with the $2.4 million charge in the prior year second quarter. Despite the increase in sales volume at both the Aerostructures and Precision Products segments, gross profit decreased as a result of $2.4 million in charges (excluding the goodwill impairment charge) recorded at the Aerostructures Wichita facility and lower margin sales of JPF fuzes during the quarter.

Gross profit for the first half of 2008 increased primarily due to the increased sales volume at the Industrial Distribution and Specialty Bearings segments and the absence of Australia SH-2G(A) program charges compared to the $4.9 million in charges recorded in the first half of 2007. These positive results were partially offset by the less favorable product mix for the Precision Products segment and the charges that were recorded at the Aerostructures Wichita facility as discussed more fully in the reporting segment discussion that follows.

Selling, General & Administrative Expenses (S,G&A)

	For the Three Months Ended		For the Six Months Ended
In thousands	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Selling, general and
administrative expenses (S,G&A)	$63,774	$58,781	$126,472	$117,976
$ change	4,993	4,112	8,496	6,506
% change	8.5%	7.5%	7.2%	5.8%
% of net sales	20.2%	21.6%	21.0%	21.9%

Although all of the reporting segments experienced an increase in S,G&A for the second quarter and first half of 2008, the largest increase related to the Industrial Distribution segment.  These increases were partially offset by a decrease in Corporate expenses. The Industrial Distribution segment increase is partially attributable to ISC, with the remaining increase being primarily due to higher personnel costs due to an increase in headcount as well an increase in vehicle expense driven mostly by rising fuel costs. The increase in S,G&A for the aerospace businesses was a result of higher personnel costs as well as increased bid and proposal activity. Overall, Corporate expenses decreased significantly primarily due to lower fringe benefit, incentive compensation and stock appreciation rights expense as well as lower group insurance expenses for both the quarter and first half of 2008.

Goodwill Impairment

Our Aerostructures Wichita, KS facility continued to experience production and quality issues which resulted in the separate termination of two long-term contracts, which were significant to the facility, with Spirit  AeroSystems and Shenyang Aircraft Corporation, which both were currently loss contracts. These production issues are more fully discussed under the segment discussion of this MD&A. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we test goodwill for potential impairment annually as of December 31 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Due to the loss of the two major contracts as well as the production and quality issues we have experienced, management performed an impairment analysis on this reporting unit as of June 27, 2008.

We evaluated goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is to identify potential impairment by comparing the fair value of a reporting unit to its book value, including goodwill. If the fair value of a reporting unit exceeds its book value, goodwill is not considered impaired. If the book value exceeds the fair value, the second step of the process is performed to measure the amount of impairment. The process of evaluating goodwill for impairment involves the determination of the fair value of the company’s reporting units and is based on several valuation methods including the market approach and income approach. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market valuations, and assumptions about our strategic plans with regard to the operations of our reporting units.

Although we believe that we will work through the production issues at our Aerostructures Wichita facility, our carrying value has increased significantly since the last quarterly report. This, combined with our loss of two long-term contracts, and the quality and production issues at the facility, has created a situation in which the estimated fair value of this reporting unit (the legal entity Plastic Fabricating Company, Inc.) is less than its carrying value. The total non-cash goodwill impairment charge was $7.8 million, which represents the entire goodwill balance for this reporting unit. This charge is not deductible for tax purposes and represents a discrete item in our second quarter 2008 effective tax rate.

Additionally, although we have made significant progress on the JPF fuze program recently, we performed a similar interim analysis with respect to the goodwill recorded in connection with the acquisition of our Precision Products Orlando facility since this facility has experienced a variety of design and production issues associated with the JPF fuze program, which is forecasted to be its principal source of revenues and earnings in the near term, as well as increased inventory levels.  Based upon the results of our analysis we have concluded the goodwill recorded by the Precision Products segment has not been impaired as of June 27, 2008. We will continue to monitor this facility’s performance in the future.

Operating Income

	For the Three Months Ended		For the Six Months Ended
In thousands	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Operating income	$14,591	$15,861	$28,374	$31,784
$ change	(1,270)	3,494	(3,410)	9,040
% change	(8.0)%	28.3%	(10.7)%	39.7%
% of net sales	4.6%	5.8%	4.7%	5.9%

Our reporting segments produced mixed operating income results for the second quarter and first half of 2008 compared to the same periods in 2007. The Specialty Bearings, Helicopters and Industrial Distribution segments experienced an increase in operating income in 2008 compared to 2007 as a result of the program developments discussed in the segment sections that follow. Corporate expenses were also significantly lower in both the second quarter and first half of 2008 compared to the second quarter and first half of 2007. These positive impacts were offset by decreases in our Aerostructures and Precision Products segments. Please refer to the individual segment discussions for additional detail.

Additional Consolidated Results

Net interest expense generally consists of interest charged on the revolving credit facility and the convertible debentures offset by interest income. Total net interest expense for the second quarter of 2008 was $0.5 million compared to $1.7 million for the second quarter of 2007. Total net interest expense for the first half of 2008 was $0.5 million as compared to $3.2 million expense in the first half of 2007. The significant difference for both periods was a result of our pay down of a significant portion of our revolving credit line as of December 31, 2007, using the proceeds from the sale of the Music segment, as well as the redemption of the remaining convertible debentures in late 2007. In the second quarter of 2008, the company began to borrow against its revolving credit line again to fund working capital requirements and a significant portion of debt was incurred in June to fund the Brookhouse acquisition.

The effective income tax rate was 55.9% for the second quarter of 2008 as compared to 35.4% for the second quarter of 2007. The effective rate was abnormally high due to the $7.8 million non-deductible impairment charge that was recorded during the second quarter of 2008. The effective rate for the entire year is estimated to be 40% for 2008, which includes certain discrete quarterly items including the goodwill impairment charge, compared to 36.6% for 2007. The effective tax rate represents the combined estimated federal, state and international tax effects attributable to pretax earnings for the year.

Other Matters

In connection with our sale of the Music segment, we assumed responsibility for meeting certain requirements of the Transfer Act that apply to the leased guitar manufacturing facility ("Ovation") located in New Hartford, Connecticut, which was transferred as part of the sale. Under the Transfer Act, we are required to assess the environmental conditions of the site and remediate environmental impairments, if any, caused by Ovation's operations. The site consists of a multi-tenant industrial park, in which Ovation and other unrelated entities lease space. We are in the process of assessing the environmental conditions at the site and determining our share of the cost of environmental remediation that may be required. Our current estimate of our portion of the cost to assess the environmental conditions and remediate this property is $2.2 million.

The CTDEP has given the company conditional approval for reclassification of groundwater in the vicinity of the Moosup, CT facility consistent with the character of the area. This facility is currently being held for disposal. The company has substantially completed the process of connecting neighboring properties to public drinking water in accordance with such approval and in coordination with the CTDEP and local authorities. The company anticipates that the water connection project will be completed in 2008. A site assessment to characterize the environmental condition of the property has also commenced.

COMBINED AEROSPACE SEGMENT RESULTS

The following table presents selected financial data for our combined Aerospace Segments:

	For the Three Months Ended		For the Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Net sales:
Aerostructures	$30,944	$23,322	$59,737	$48,501
Precision Products	27,236	23,962	51,366	42,462
Helicopters	18,105	19,025	32,719	36,483
Specialty Bearings	36,667	31,471	72,746	63,450
Total Aerospace Segments	$112,952	$97,780	$216,568	$190,896
$ change	15,172	23,382	25,672	42,862
% change	15.5%	31.4%	13.4%	29.0%

Operating income:
Aerostructures	$(6,248)	$3,680	$(7,263)	$8,231
Precision Products	880	4,015	2,685	6,545
Helicopters	2,866	(244)	3,724	(1,269)
Specialty Bearings	13,941	10,204	26,909	20,763
Total Aerospace Segments	$11,439	$17,655	$26,055	$34,270
$ change	(6,216)	6,992	(8,215)	13,606
% change	(35.2)%	65.6%	(24.0)%	65.8%

Kaman’s strategies for the Aerospace segments are:

•	Aerostructures: Take advantage of the trend toward increased outsourcing by both the aircraft prime manufacturers and Tier 1 suppliers.

•	Precision Products: Become the leading producer of fuzing systems for the U.S. military and allied militaries.

•	Helicopters: Take advantage of increasing subcontracting opportunities as helicopter prime manufacturers shift focus from manufacturing to final assembly and systems integration.

•
Specialty Bearings: Maintain leadership in product technical performance and application engineering support while staying ahead of the curve in product technology enhancement, lean manufacturing techniques and lead time reduction.

AEROSTRUCTURES SEGMENT

	For the Three Months Ended		For the Six Months Ended
In thousands	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Net sales	$30,944	$23,322	$59,737	$48,501
$ change	7,622	6,270	11,236	14,529
% change	32.7%	36.8%	23.2%	42.8%

Operating income	$(6,248)	$3,680	$(7,263)	$8,231
$ change	(9,928)	1,683	(15,494)	3,867
% change	(269.8)%	84.3%	(188.2)%	88.6%
% of net sales	(20.2)%	15.8%	(12.2)%	17.0%

Backlog	$254,985	$137,767

The growth in net sales for both the second quarter and first half of 2008 was partially attributable to $3.6 million of sales by Brookhouse, which was acquired in mid-June 2008. The remainder of the sales growth was due to higher production levels and increased shipments to Sikorsky for the BLACK HAWK helicopter program at our Jacksonville facility, offset partially by a decrease in Wichita facility sales due to the production and operational issues discussed below. During the second quarter of 2008, the segment delivered 32 cockpits as compared to the 18 delivered in the second quarter of 2007. For both the second quarter and first half of 2008, the additional gross margin generated by the higher sales volume was more than offset by the charges recorded at the Wichita facility. These charges in the second quarter of 2008 include the goodwill impairment charge of $7.8 million as well as $2.4 million for the write off of redundant and excess costs that were incurred due to the operational issues that the facility has been working through. These charges are in addition to the $4.5 million in additional costs recorded in the first quarter of 2008.

On June 12, 2008, we acquired Brookhouse Holdings, Limited, a leader in the design and manufacture of composite aerostructures, aerospace tooling, and repair and overhaul services based in Darwen, Lancashire, England. The purchase price was 43 million pounds sterling ($85.1 million based on an exchange rate of 1.98) in cash. The acquisition further diversifies our platform positions in both the military and commercial markets, and significantly enhances our position in the higher-growth markets for composite structures.

Aerostructures – Major Programs

In the second quarter of 2008, our Jacksonville facility continued to deliver cockpits under our current orders for the Sikorsky BLACK HAWK helicopter program. In June 2008, Sikorsky placed an order for an additional 238 cockpits. To date, Sikorsky has placed orders for 549 cockpits for various models of the helicopter, under both the original contract signed in late 2004 and the new Memorandum of Agreement entered into in late 2007. This program includes the installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines, and the composite structure that holds the windscreen for cockpits on most models of the BLACK HAWK helicopter. This program has a total potential value of at least $250 million. We expect that deliveries on the current orders will continue through 2010. A total of 217 cockpits have been delivered under this contract from inception through the second quarter of 2008.

In mid July 2008, the company signed a long-term requirements contract with Boeing for the production of wing control surfaces for the U.S. Air Force’s A-10 fleet.  This work will be performed at the Aerostructures Jacksonville facility and has a potential contract value in excess of $100 million. The agreement calls for the segment to supply inboard and outboard flaps, slats and deceleron assemblies. The contract will commence in 2008 with initial deliveries scheduled to begin in early 2010.  Full rate production is expected to begin in 2011 with an average of approximately 47 shipsets per year through 2015.  The annual quantities may vary and will be dependent upon the orders that Boeing receives from the Air Force.

The production of structural wing subassemblies for the Boeing C-17 continues to be an important element in maintaining a sufficient business base at the Jacksonville facility. Early in the second quarter of 2008, we received an order for an additional 10 shipsets. Production under these orders will continue through 2009, and it is possible that work for this program will continue thereafter as Boeing determines the future requirements for this aircraft. Additionally, in late 2007 we signed a seven-year follow-on contract with Boeing for the production of fixed wing trailing edge assemblies for the Boeing 777 and 767 aircraft. Both of these programs are important to the segment’s continued growth.

At the Aerostructures Wichita facility, we continue our efforts to implement corrective actions to resolve personnel, quality and production process issues. As previously reported, these issues arose in connection with the facility's rapid expansion to accommodate ramp up of three contracts, all of which were awarded in 2006; specifically, Spirit AeroSystems and Shenyang Aircraft Corporation for the Boeing 787 Dreamliner program and Sikorsky Aircraft Corporation for the Canadian MH-92 helicopter program. In the first quarter, management responsibility for the facility was consolidated with the Jacksonville management team in order to share operational knowledge.  During the second quarter we successfully hired key personnel, including the recent appointment of Greg Steiner as President of our Aerospace Group and other key management at the Wichita facility, and stabilized the workforce.  We also made efforts toward resolving production and equipment issues. In July 2008, the "probation" status that was imposed by a major customer in the first quarter, as previously reported, has been removed, and this customer has allowed production to resume on all programs.

Despite these efforts, the Wichita facility has continued to experience difficulties.  Specifically, the facility's AS9100 (a form of ISO 9000) certification (the suspension of which was previously reported) is not expected to be restored until early in the fourth quarter of 2008 due to the administrative and audit activities that must be conducted to re-institute full certification.  In fact, management learned during the second quarter that the certification agency had, without prior discussions with management, changed the facility's status to "withdrawn" from "suspended"; management has been informed that this situation can only be corrected by the audit activity described above. The facility's lack of certification status has adversely affected its ability to fully perform its obligations under certain contracts. These circumstances, combined with the personnel and operational issues described above and other factors affecting specific programs, have resulted in two of the contracts awarded in 2006 being terminated. Specifically, we received a notice from Spirit in June 2008 seeking a default termination of its contract. Management has cooperated with Spirit AeroSystems to achieve the customer’s production objectives while reserving our legal rights with respect to the appropriateness of the contract termination.  In addition, in July 2008 the Shenyang contract has been terminated under a mutually satisfactory arrangement that essentially waives all potential claims other than warranty items.  This arrangement also provides compensation to the Wichita facility for its tooling, which will be transferred directly to Boeing.  Although both of these terminated programs were currently loss contracts for the company, they were considered significant to the overall operating results of the Wichita facility. Finally, inventories at the facility have increased significantly due to delays in shipments as a result of these circumstances.

The Wichita facility is making progress on other programs, including the tail rotor pylon work for Sikorsky's Canadian MH-92 helicopter program with support from the Jacksonville facility.  We plan to begin renegotiating pricing on this program with Sikorsky within the next several months.  While there is still significant work to be done, we believe that the right management team is in place to meet the challenges currently confronted by the Wichita facility, however it is expected that it will take most of 2008 to resolve them satisfactorily.

PRECISION PRODUCTS SEGMENT

	For the Three Months Ended		For the Six Months Ended
In thousands	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Net sales	$27,236	$23,962	$51,366	$42,462
$ change	3,274	9,328	8,904	8,786
% change	13.7%	63.7%	21.0%	26.1%

Operating income	$880	$4,015	$2,685	$6,545
$ change	(3,135)	2,531	(3,860)	2,118
% change	(78.1)%	170.6%	(59.0)%	47.8%
% of net sales	3.2%	16.8%	5.2%	15.4%

Backlog	$155,906	$156,484

Net sales for the second quarter and first half of 2008 increased compared to the second quarter and first half of 2007 primarily as a result of greater JPF Fuze program shipments to the U.S. Government (USG) as well as higher shipments on several legacy programs. Although the segment experienced an increase in sales, total operating income decreased primarily due to the essentially break even gross margins generated from JPF program sales to the USG. Additionally, in 2007 the segment also benefited from higher gross margins on the JPF facilitization program, which was essentially complete in early 2008; sales of 40mm products, a product line that was sold on December 31, 2007; and several foreign military sales for the JPF product that were not repeated in the first half of 2008.

Precision Products – Major Programs

The JPF program continues to be one of the segment’s most important programs with significant potential for growth. The segment has been able to steadily ramp up production over the first half of 2008, producing over 6,000 fuzes in the second quarter of 2008. The total value of JPF contracts awarded by the USG from inception of the program through June 27, 2008 is $155.7 million. This value primarily consists of Options 1 through 5 under the original contract and various contract modifications, including a two-phase facilitization contract modification and additional foreign military sales facilitated by the USG, as well as a variety of development and engineering contracts, along with special tooling and test equipment. During the second quarter of 2008, we completed production under Option 3 and began production under Option 4.  We expect that we will continue production under the currently awarded options through 2009 and are currently working with the USG for follow-on orders.

Due to the design complexity of the fuze, we have in the past experienced difficulty with production of the fuze. During 2008, we have continued to make progress on production improvements and enhancements of the JPF fuze system. In the second quarter, we were able to achieve our desired production levels and were able to ship fuzes to the USG in the lot sizes they required. This production capability, achieved on a consistent basis, will allow us in the future to meet our delivery requirements to the USG as well as produce fuzes for foreign customers. We are in the process of marketing this fuze to several foreign countries and to date have shipped smaller lots of fuzes to several foreign allied militaries. As previously disclosed, to date the USG portion of the program has been essentially break-even. Therefore, our efforts to produce and sell the JPF to foreign allied militaries, which will generate further market penetration, increase sales and improve profitability, are important factors to the ultimate success of this program. These shipments to foreign allied militaries are under both the USG contract as well as direct commercial sales, typically after we have met our USG requirements or with their authorization. The segment also has a significant amount of JPF fuze inventory, the specification of which are outside the US government’s temperature requirement. Since these fuzes meet the operational requirements of  non US militaries, we are actively marketing these fuzes to them.  We also continue to work with the USG to negotiate further price increases which will lead to improved profitability on this program. We believe that this program has made meaningful progress over the last 12 months and continue to work to ensure the overall success of the program.

The facilitization program has also contributed to our increased production and has been another important element of our strategy to improve our quality and efficiency on the JPF program. This facilitization program provides us an opportunity to review production workflow to create greater efficiencies, qualify a second Kaman site (Middletown) for full production of JPF fuzes, and create a new fuze design. The new design is expected to significantly reduce the number of technical issues so that a more steady state of production can be achieved. We expect that the program will be completed in late 2008 and believe that the value of these initiatives will be more fully realized in 2009 and beyond. Although we believe that we are making progress on this program, the line is subject to periodic production interruptions, which may result in irregular shipments and increased costs.

Warranty and Contract-Related Matters

There continues to be two warranty-related matters that impact the FMU-143 program at our Precision Products segment's Orlando operation. The items involved are an impact switch embedded in certain bomb fuzes that was recalled by a supplier and an incorrect part, called a bellows motor, found to be contained in bomb fuzes manufactured for the U.S. Army utilizing systems which originated before the Orlando operation was acquired by Kaman. The U.S. Army Sustainment Command (USASC), the procurement agency that administers the FMU-143 contract, had authorized warranty rework for the bellows motor matter in late 2004/early 2005; however, we were not permitted to finish the rework due to issues raised by the USASC primarily related to administrative matters and requests for verification of the accuracy of test equipment (which accuracy was subsequently verified).

In late 2006, the USASC informed us that it was changing its remedy under the contract from performance of warranty rework to an "equitable adjustment" of $6.9 million to the contract price. We responded, explaining our view that we had complied with contract requirements. In June 2007 the USASC affirmed its position but rescinded its $6.9 million demand (stating that its full costs had not yet been determined) and gave instructions for disposition of the subject fuzes, including both the impact switch and bellows motor related items, to a Navy facility and we complied with that direction. To date, USASC has not made a demand for any specific amount.

As reported previously, a separate contract dispute between our Precision Products segment's Orlando operation and the USASC relative to the FMU-143 fuze program is now in litigation. USASC has basically alleged the existence of latent defects in certain fuzes due to unauthorized rework during production and has sought to revoke their acceptance. Management believes that the Precision Products segment has performed in accordance with the contract and it is the government that has materially breached its terms; as a result, during the fourth quarter of 2007, we cancelled the contract and in January 2008, we commenced litigation before the Armed Services Board of Contract Appeals (the "Board") requesting a declaratory judgment that our cancellation was proper. At about the same time, the USASC notified us that it was terminating the contract for default, making the allegations noted above. We have filed a second complaint with the Board appealing the USASC’s termination decision. The litigation process is ongoing.

HELICOPTERS SEGMENT

	For the Three Months Ended		For the Six Months Ended
In thousands	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Net sales	$18,105	$19,025	$32,719	$36,483
$ change	(920)	3,813	(3,764)	9,768
% change	(4.8)%	25.1%	(10.3)%	36.6%

Operating income	$2,866	$(244)	$3,724	$(1,269)
$ change	3,110	920	4,993	1,957
% change	1274.6%	79.0%	393.5%	60.7%
% of net sales	15.8%	(1.3)%	11.4%	(3.5)%

Backlog	$42,017	$112,928

Sales for the Helicopters segment were comprised primarily of the upgrade and maintenance program for Egypt, Sikorsky subcontract work and Australian program spare parts and service contract support fees. The decrease in sales for the second quarter and first half of 2008 compared to the same periods in 2007 was a result of certain nonrecurring work performed for Egypt in 2007 that was not repeated during 2008 as well as lower Australia program spare parts sales and lower revenue on the production and service contracts. Operating income increased primarily due to the absence of an accrued contract loss charge for the Australia program in the first half of 2008. Second quarter and first half of 2007 charges were $2.4 million and $4.9 million, respectively.

Helicopters – Major Programs

During the second quarter, Helicopters segment management and the Commonwealth of Australia continued implementation of the March 2008 settlement agreement between the parties to mutually conclude the SH-2G(A) Super Seasprite program. As previously disclosed, the agreement provides that ownership of the 11 SH-2G(A) Super Seasprite helicopters will be transferred to the company along with spare parts and associated equipment. The Commonwealth is responsible for obtaining U.S. government approval of the transfer and has submitted its request. The parties anticipate a response in the next several months. In the meantime, Helicopters management has obtained U.S. government-required marketing licenses that enable it to begin discussions with many potential foreign government customers.

Proceeds from each helicopter sale will be shared with the Commonwealth under a pre-established formula. We have agreed that total payments of at least $37 million will be made to the Commonwealth regardless of sales, with at least $25 million to be paid by March 2011, and, to the extent cumulative payments have not yet reached $37 million, additional payments of $6 million each in March of 2012 and 2013. To secure these payments, the company will provide the Commonwealth with a $37 million unconditional letter of credit which will be reduced as such payments are made. Additionally, under the agreement, we will forego payment of approximately $33 million in net unbilled receivables in exchange for the helicopters, spare parts and equipment, which will be recorded as inventory. Transfer of title to the helicopters, spare parts and equipment will not take place until the Commonwealth has obtained the appropriate approvals from the U.S. Government. We currently expect that the value of this transferred inventory will exceed the amount of the net unbilled receivables and the $37 million guaranteed payments described above. Upon transfer of title, the company will issue the letter of credit and record the transaction. Currently, we do not expect that this transaction will have a material impact on the statement of operations. The termination of the contract, combined with the return of inventory, will result in our inability to claim look-back interest from the IRS, previously expected to exceed $6.0 million pretax. Additionally, sales relative to the service center, which have been a meaningful portion of our segment net sales in recent years, will cease at the conclusion of the support center ramp down period, scheduled for September 2008.

We continue our work under a program for depot level maintenance and upgrades for nine SH-2G(E) helicopters delivered to the Egyptian government during the 1990s. Through June 27, 2008, we are on contract for approximately $34.3 million of work related to maintenance and upgrades. This program has a potential total contract value of approximately $80 million. The segment also continues to perform subcontract work for Sikorsky involving fuselage joining and installation tasks and the production of certain mechanical subassemblies. Both of these programs have been an important element of our business base over the recent past.

Additionally, during 2008, we continued to work under a contract from the Army Material Research Development and Engineering Command for follow-on work associated with development of the BURRO Unmanned Resupply Helicopter, utilizing the K-MAX helicopter. The contract currently covers work to enhance features of the flight and mission management system and to support BURRO participation in Army demonstrations. Our agreement with Lockheed Martin Systems Integration, under the terms of which we are working together to develop potential government programs (foreign and domestic) involving the K-MAX helicopter and the BURRO aircraft, is progressing. In January 2008, the segment and Lockheed jointly acquired three K-MAX helicopters from a U.S. Government General Services Administration auction for an average cost of $4.3 million. Two of the aircraft were purchased by Lockheed and the third is owned by the company. The aircraft are being used to further develop the BURRO program.

In December 2007, the company and the U.S. Navy Air Systems Command (NAVAIR) agreed upon the terms for our purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation (of which the Helicopters segment forms a part) currently leases from NAVAIR and has operated for several decades. It is expected that by September 30, 2008 various government-required processes for approval of the transaction will be completed, and the transfer of title will have occurred. Our lease of the facility has been extended through September 30, 2008 as the process continues. Upon transfer of the property and as part of the purchase price, we will assume responsibility for environmental remediation at the facility as may be required under the Connecticut Transfer Act. In anticipation of the transfer, we continue our efforts to define the scope of the remediation that will be required by the Connecticut Department of Environmental Protection (CTDEP). Management believes that the discounted present value of the cost of the environmental remediation, which is estimated at $9.0 million, approximates the fair value of the property. This remediation process will take many years to complete.

SPECIALTY BEARINGS SEGMENT

	For the Three Months Ended		For the Six Months Ended
In thousands	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Net sales	$36,667	$31,471	$72,746	$63,450
$ change	5,196	3,971	9,296	9,779
% change	16.5%	14.4%	14.7%	18.2%

Operating income	$13,941	$10,204	$26,909	$20,763
$ change	3,737	1,858	6,146	5,664
% change	36.6%	22.3%	29.6%	37.5%
% of net sales	38.0%	32.4%	37.0%	32.7%

Backlog	$90,763	$81,580

The Specialty Bearings segment experienced record sales and operating income in the second quarter of 2008. The increase in net sales was a result of higher shipments to our customers in the commercial jet liner market, regional jet market, military aircraft market and commercial helicopter market. We typically experience stronger sales in the first half of the year as compared to the second half primarily due to the greater number of holidays and the peak summer months in the second half of the year. Operating income increased primarily due to the increased sales volume, which allows us to leverage our fixed costs, and continued lean manufacturing improvements on the production line.

Specialty Bearings – Major Programs
The aerospace market continues to be strong in 2008 although Airbus and Boeing have reported a slowdown in new order activity and U.S. airlines have announced capacity and fleet reductions. We provide product on both new aircraft as well as aftermarket products for which there is a continued demand to maintain the legacy fleets. This, as well as our diverse military and commercial product mix, has allowed us to maintain the growth patterns that we have experienced over the last several years.

Specialty Bearings continues to benefit significantly from our strategy to provide a high quality product with shorter lead times than our competitors, to customers in both the commercial and military markets. Our diverse customer mix, which includes several large commercial aircraft customers and a significant aftermarket, as well as military customers and the regional jet liners market, provides us some degree of stability in the changing economy. Our backlog remains strong and we continue to be committed to process improvement and increasing operating efficiencies. As the exchange rate of the U.S. dollar fluctuates, we are watchful for the potential impact this may have on our operating results in the future.

We continue to target the most demanding applications early in the aircraft design process as part of prime contractors’ problem solving teams. We then apply innovative technology to develop and manufacture proprietary products to address our customers’ needs while providing excellent performance and service. We believe technological enhancements we make to our current products, as well as the development of new products, will preserve our competitive advantages, increase our customer base, and lead to further penetration of both domestic and foreign markets.

INDUSTRIAL DISTRIBUTION SEGMENT RESULTS

The following table presents selected financial data for the Industrial Distribution segment:

	For the Three Months Ended		For the Six Months Ended
In thousands	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Net sales	$203,333	$174,602	$385,498	$348,016
$ change	28,731	4,126	37,482	6,963
% change	16.5%	2.4%	10.8%	2.0%

Operating income	$9,735	$8,304	$18,808	$16,998
$ change	1,431	(962)	1,810	(3,075)
% change	17.2%	(10.4)%	10.6%	(15.3)%
% of net sales	4.8%	4.8%	4.9%	4.9%

Our Industrial Distribution segment experienced strong sales growth during the second quarter of 2008. Approximately half ($14.0 million) of this increase was attributable to sales by ISC, which was acquired on March 31, 2008. The remaining half was due to higher sales to new national accounts, some of which were ramping up during the first half of 2007. The first half of 2008 also experienced strong sales growth despite the slowing industrial market and uncertain economy. We continued to make investments in infrastructure in the form of new branches and recently opened a new warehouse in Savannah, GA. As previously disclosed, these investments in infrastructure and personnel have had an impact on our operating income and it will take several years for the benefits of these investments to be fully realized. Operating income for the second quarter and first half of 2008 increased primarily due to the sales volume increase. We anticipate that as we continue to ramp up our new branches, leveraging our size and scale, and increase sales to recently awarded national accounts, margins will improve.  However, we remain watchful of the impact of the current economic conditions.

2008 Industrial Distribution Trends

The Market
Because of our diverse customer base, our performance tends to track the U.S. Industrial Production Index. We are therefore affected, to a large extent, by the overall business climate for our customer industries, which includes plant capacity utilization levels, and the effect of pricing spikes and/or supply interruptions for basic commodities such as steel and oil. The strength of certain markets varied considerably by industry type during the first half of 2008, and markets and products such as food processing, fluid power, mining, oil exploration and electrical power generation continued to perform well. Other industries have experienced a decline, including the building materials industry (with respect to new home construction). Our business has been impacted in certain of these areas but also continues to improve in other industries, largely due to our recently awarded national accounts.

Our Strategy

The strategy for the Industrial Distribution segment is to:

1.	Expand our geographic footprint in major industrial markets to enhance our position in the competition for regional and national accounts.

In order to increase our geographic footprint, we continue to explore potential acquisition candidates as well as establish branches in locations that are consistent with our strategic objectives. By so doing, we will more clearly establish our business as one that can provide comprehensive services to our customers who are continually focused on streamlining their procurement operations and consolidating supplier relationships. During the second quarter of 2008, we established a new branch in Chillicothe, OH, which was opened to accommodate a new national account as well as a new distribution center in Savannah, GA. As previously reported, early in the second quarter of 2008, we completed the purchase of ISC for a cash payment of approximately $18.2 million.

2.	Broaden our product offering to gain additional business from existing customers and new opportunities from a wider slice of the market.

In recent years, we have worked to increase market share in several growing markets including the mining, energy and food and beverage industries. We believe that we have been successful in this endeavor, as evidenced by our recently awarded national account wins, and continue to focus on these industries. During the second quarter, we were awarded a multi-year contract renewal by one of our national accounts and received notification from  a major pharmaceutical company with locations across the U.S. and Puerto Rico that we had been awarded a large national account contract that will be implemented over the next several months.

Also we were recently were awarded a 5-year contract with the General Services Administration Center for Facilities Maintenance and Hardware which allows us to supply government agencies with MRO products from our major product categories. We also continue to be focused on maintaining competitive pricing as well as providing value added services that save our customers money and time while helping them improve operating efficiency.

3.	Further enhance operating and asset utilization efficiencies throughout the enterprise.

To compete effectively in today's industrial market requires size, scale, effective IT systems and knowledgeable people. Our size and scale allow us to realize internal operating efficiencies and achieve supplier incentives in the form of rebates. To further meet our customers’ requirements our new e-business search engine provides customers with a more intuitive and flexible search capability to meet their evolving needs. We expect that this tool will allow us greater asset utilization and increase our operating efficiencies. To ensure the continuation of our ability to help customers solve their production reliability challenges we rely on a disciplined human resource recruiting process supported by proprietary and industry based education programs. This allows us to have the appropriate number of qualified personnel to help us continue to compete in the markets in which we participate.

IV. CRITICAL ACCOUNTING ESTIMATES

Preparation of the company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements in the company’s Form 10-K for the year ended December 31, 2007, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the company's critical accounting policies and significant estimates in the second quarter of 2008.

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

In the second quarter of 2008, we used the remainder of the cash available from the sale of our Music segment in 2007 to fund the purchase of ISC. Additionally, we used a significant portion of our Revolving Line of Credit to fund the acquisition of Brookhouse. Going forward, we will continue to rely upon bank financing as an important source of support for our business activities. We believe this, when combined with cash generated from operating activities, will be sufficient to support our anticipated liquidity requirements for the foreseeable future. We anticipate that a variety of items will have an impact on our liquidity during 2008, aside from our normal working capital requirements. These may include the resolution of any of the matters described in Management’s Discussion and Analysis, including the FMU-143 contract matter, the $37 million letter of credit to guarantee the payment to the Commonwealth, the purchase of the NAVAIR property and associated environmental remediation, the operational issues at the Aerostructures Wichita facility, and future SERP payments. However, we do not believe any of these matters will lead to a shortage of capital resources or liquidity that would prevent us from continuing with our business operations as expected.

The following table summarizes cash flow activity from continuing operations:

In thousands	June 27, 2008	June 29, 2007
Total cash provided by (used in)
Operating activities	$(39,039)	$(18,188)
Investing activities	(109,089)	(10,254)
Financing activities	87,715	26,231
Increase (decrease) in cash	$(60,413)	$(2,211)

Net cash used in operating activities increased $20.9 million for the first half of 2008 compared to the first half of 2007. This increase is primarily attributable to increased cash requirements to fund working capital needs in the first half of 2008 as compared to the first half of 2007 as specifically discussed below:

•
The company experienced an increase in accounts receivable partially as a result of higher sales volume at our Industrial Distribution, Aerostructures, Precision Products and Specialty Bearings segments.

•	Inventory levels at the end of the second quarter of 2008 increased at the Helicopters and Aerostructures segments primarily due to the additional K-MAX inventory and Sikorsky MH-92 inventory.
•
Inventory has also increased at our Precision Products segment, although it is anticipated that the JPF inventory, the largest driver of this increase, will decrease as additional progress payments are made and as more fuzes are shipped throughout the year.

•	Total cash payments for income taxes increased significantly, primarily due to the taxes paid on the proceeds of the Music segment sale.
•	The company paid out a significant amount of SERP payments in the first half of 2008 compared to the first half of 2007 primarily attributable to the retirement of the former CEO.

Net cash used in investing activities increased $98.8 million for the first half of 2008 compared to the same period of 2007. The majority of the increase was attributable to the acquisitions of Brookhouse and ISC during the second quarter of 2008. Capital expenditures also increased specifically at the Specialty Bearings and the Industrial Distribution segments.

Net cash provided by financing activities increased $61.5 million for the first half of 2008 compared to the same period of 2007. The company had net borrowings under the Revolving Credit Agreement of $84.5 million for the first half of 2008 as compared to $36.1 million for the first half of 2007. The significant increase was driven by our acquisition activity in the second quarter of 2008. Cash outflows for financing activities during 2008 also included the payment of dividends, net of proceeds from the exercise of employee stock options.

Financing Arrangements

We maintain a $200 million revolving credit facility (Revolving Credit Agreement) expiring August 4, 2010. The facility includes the availability of funding in foreign currencies as well as an “accordion” feature that provides the company the opportunity to request, subject to bank approval, an expansion of up to $50 million in the overall size of the facility. A significant amount of this facility was used to fund the acquisition of Brookhouse in the second quarter. We are exploring options for additional financing to replenish our borrowing capacity.

Total average bank borrowings for the first half of 2008 were $21.5 million compared to $78.5 million for the same period in 2007. As of June 27, 2008, there was $76.9 million available for borrowing under the Revolving Credit Agreement, net of letters of credit. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Agreement. A total of $27.7 million in letters of credit were outstanding under the Revolving Credit Agreement at June 27, 2008, $20.4 million of which is related to the Australia SH-2G(A) program. Once the U.S. Government has approved the transfer of the inventory according to the terms of the settlement agreement, we will cancel these letters of credit and issue a new letter of credit for the $37 million guaranteed minimum payment previously disclosed.

Facility fees and interest rates under the Revolving Credit Agreement are determined on the basis of the company's credit rating from Standard & Poor's. In June 2008, Standard & Poor's re-affirmed the company’s rating as investment grade BBB- with an outlook of stable. We believe this is a favorable rating for a company of our size. Under the terms of the Revolving Credit Agreement, if this rating should decrease, the effect would be to increase facility fees as well as the interest rates charged. The financial covenants related to the Revolving Credit Agreement include a requirement that the company have i) EBITDA, at least equal to 300 percent of net interest expense, on the basis of a rolling four quarters and ii) a ratio of consolidated total indebtedness to total capitalization of not more than 55 percent. The agreement also incorporates a financial covenant which provides that if the company's EBITDA to net interest expense ratio is less than 6 to 1, the ratio of i) accounts receivable and inventory for certain Kaman subsidiaries to ii) the company's consolidated total indebtedness cannot be less than 1.6 to 1. We remained in compliance with those financial covenants as of and for the quarter ended June 27, 2008.

Other Sources/Uses of Capital

We plan to make a cash contribution of approximately $7.0 million to our tax-qualified defined benefit pension plan for the 2008 plan year. Additionally during 2008, we plan to pay approximately $14.0 million in SERP payments, a large portion of which will be made in August 2008 to our former CEO for his final lump sum SERP payment. For the 2007 plan year, we made a contribution of $10.0 million to our tax-qualified defined benefit pension plan and $2.4 million in payments for our SERP.

In November 2000, the company's board of directors approved a replenishment of the company's stock repurchase program, providing for repurchase of an aggregate of 1.4 million common shares for use in administration of the company's stock plans and for general corporate purposes. There were no shares repurchased during the first half of 2008.

VI. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

There has been no material change outside the ordinary course of business in the company's contractual obligations during the second quarter of 2008. Please see the company's Form 10-K for the year ended December 31, 2007 for a discussion of its contractual obligations.

Off-Balance Sheet Arrangements

There has been no material change in the company's off-balance sheet arrangements as of the second quarter of 2008. Please see the company's Form 10-K for the year ended December 31, 2007 for a discussion of such arrangements.

VII. RECENT ACCOUNTING STANDARDS

A summary of recent accounting standards is included in Note 1, Basis of Presentation, of the Notes to Condensed Consolidated Financial Statements, which is included in Item 1, Financial Statements, of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the company’s exposure to market risk during the quarter ended June 27, 2008. Please see the company’s Form 10-K for the year ended December 31, 2007 for a discussion of the company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 27, 2008. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 27, 2008, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the second quarter ended June 27, 2008, the company acquired Industrial Supply Corporation and Brookhouse Holdings Limited. While the company is beginning the process of incorporating its controls and procedures into these businesses, management has not yet performed documentation, evaluation and testing of internal controls over financial reporting at those subsidiaries. Industrial Supply Corporation and Brookhouse Holdings Limited will not be included in the company’s assessment of internal controls over financial reporting as of December 31, 2008.

Changes in Internal Controls

There were no other changes in internal controls over financial reporting at the company that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Kaman Corporation and Subsidiaries
Part II – Other Information

Item 1A. Risk Factors

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to, those set forth below, any one of which could cause our actual results to vary materially from recent results or anticipated future results. Information regarding risk factors appears in Part I – Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2007. We have added a discussion of our risk related to goodwill impairment. Additionally, in the first quarter, we entered into a Deed of Settlement on March 19, 2008 with the Commonwealth of Australia regarding the Australia SH-2G(A) program, and updated the discussion regarding this matter. Other than these changes, there have not been any material changes to the risk factors disclosed in Item 1A of our Form 10-K for 2007.

Our results of operations could be adversely affected as a result of goodwill impairment.

When we acquire a business, we record goodwill equal to the excess of the amount we pay for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business we acquire. The Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which provides that goodwill and other intangible assets that have indefinite useful lives must be tested at least annually for impairment. SFAS 142 also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. SFAS 142 requires management to make certain estimates and assumptions when allocating goodwill to reporting units and determining the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is generally determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we perform our impairment tests annually as of December 31. Impairments, if any, are recognized as operating expenses.

If at any time we determine that an impairment has occurred, we are required to reflect the reduction in value as an expense within operating income, resulting in a reduction of earnings in the period such impairment is identified and a corresponding reduction in our net asset value.

During the second quarter of 2008, we performed an impairment test with respect to the goodwill recorded by our Aerostructures segment in connection with the acquisition of our Wichita facility. This mid-year analysis was deemed to be necessary due to certain significant developments that resulted in decreased expectations regarding future sales and operating income to be generated by the Wichita facility, as well as a significant increase in the level of our investment in that operation as of June 27, 2008. Based upon the results of our analysis, we recorded an impairment charge of $7.8 million and eliminated the Aerostructures goodwill from our balance sheet.

Although we have made significant progress on the JPF fuze program recently, we performed a similar interim analysis with respect to the goodwill recorded in connection with the acquisition of our Precision Products Orlando facility since this facility has experienced a variety of design and production issues associated with the JPF fuze program, which is forecasted to be its principal source of revenues and earnings in the near term, as well as increased inventory levels. Based upon the results of our analysis we have concluded the goodwill recorded by the Precision Products segment has not been impaired. We will continue to monitor this facility’s performance in the future.

We have recently entered into a Deed of Settlement with the Commonwealth of Australia, which would conclude the Australia SH-2G (A) program with a mutual release of claims.

This agreement is subject to a variety of risks and uncertainties including but not limited to:

-	The company obtaining the U.S. Government approval necessary to transfer title to the inventory;
-	Proper valuation of the inventory once U.S. Government approval occurs and transfer of title has taken place;
-	The potential absence of a market for the aircraft and spare parts;
-	Risk of the inventory becoming obsolete over time resulting in the company recording a lower of cost or market adjustment;
-	The additional costs that may be necessary to transfer, store and track the inventory.

Once transfer of title has occurred we will begin to actively market these aircraft to interested customers to minimize the impact of these risks going forward.

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

Our financial results may be affected by the outcome of legal proceedings and other contingencies that cannot be predicted. In accordance with generally accepted accounting principles, if a liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time, we will make an estimate of material loss contingencies and establish reserves based on our assessment. Subsequent developments in legal proceedings may affect our assessment. The estimates of a loss contingency recorded in our financial statements could adversely affect our results of operations in the period in which a liability would be recognized. This could also have an adverse impact on our cash flows in the period during which damages would be paid. As of June 27, 2008, the company does not have any loss contingency recorded with respect to any pending litigation, as we do not believe that we have met the criteria to establish such a liability for any pending litigation matter.

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

We have experienced, and may in the future experience, significant fluctuations in our quarterly operating results that may be caused by many factors. These factors include but are not limited to:

•	Changes in demand for our products;
•	Introduction, enhancement or announcement of products by us or our competitors;
•	Market acceptance of our new products;
•	The growth rates of certain market segments in which we compete;
•	Size and timing of significant orders;
•	Budgeting cycles of customers;
•	Mix of distribution channels;
•	Mix of products and services sold;
•	Mix of international and North American revenues;
•	Fluctuations in currency exchange rates;
•	Changes in the level of operating expenses;
•	Changes in our sales incentive plans;
•	Inventory obsolescence;
•	Accrual of contract losses;
•	Rising oil and utility costs;
•	Completion or announcement of acquisitions by us or our competitors; and
•	General economic conditions in regions in which we conduct business.

Most of our expenses are relatively fixed, including costs of personnel and facilities, and are not easily reduced. Thus, an unexpected reduction in our revenue, or failure to achieve the anticipated rate of growth, could have a material adverse effect on our profitability. If our operating results do not meet the expectations of investors, our stock price may decline.

Changes in global economic and political conditions could adversely affect our domestic and foreign operations and results of operations.

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

FORWARD-LOOKING STATEMENTS
This report may contain forward-looking information relating to the company's business and prospects, including the Aerospace and Industrial Distribution businesses, operating cash flow, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of competitions for government programs and thereafter contract negotiations with government authorities, both foreign and domestic; 2) political conditions in countries where the company does or intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) domestic and foreign economic and competitive conditions in markets served by the company, particularly the defense, commercial aviation and industrial production markets; 5) risks associated with successful implementation and ramp up of significant new programs; 6) management's success in resolving operational issues at the Aerostructures Wichita facility; 7) successful implementation of the Deed of Settlement agreed upon with the Commonwealth of Australia, which would conclude the Australia SH-2G (A) program with a mutual release of claims; 8) receipt and successful execution of production orders for the JPF U.S. government contract, including the exercise of all contract options, successful negotiation of price increases with the U.S. government, and receipt of orders from allied militaries, as all have been assumed in connection with goodwill impairment evaluations; 9) satisfactory resolution of the company’s contract dispute with the U.S. Army procurement agency relating to the FMU-143 program; 10) continued support of the existing K-MAX helicopter fleet, including sale of existing K-MAX spare parts inventory; 11) cost growth in connection with environmental remediation activities at the Bloomfield, Moosup and New Hartford, CT facilities; 12) profitable integration of acquired businesses into the company's operations; 13) changes in supplier sales or vendor incentive policies; 14) the effect of price increases or decreases; 15) pension plan assumptions and future contributions; 16) future levels of indebtedness and capital expenditures; 17) continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs therefor; 18) the effects of currency exchange rates and foreign competition on future operations; 19) changes in laws and regulations, taxes, interest rates, inflation rates, general business conditions and other factors; and 20) other risks and uncertainties set forth in the company's annual, quarterly and current reports, and proxy statements. Any forward-looking information provided in this report should be considered with these factors in mind. The company assumes no obligation to update any forward-looking statements contained in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities

In November 2000, the company's board of directors approved a replenishment of the company's stock repurchase program providing for repurchase of an aggregate of 1.4 million common shares for use in administration of the company's stock plans and for general corporate purposes.

The following table provides information about purchases of common shares by the company during the three months ended June 27, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publically Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan

3/29/2008
4/25/2008	-	-	269,611	1,130,389

4/26/2008
5/23/2008	-	-	269,611	1,130,389

5/24/2008
6/27/2008	-	-	269,611	1,130,389

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Kaman Corporation and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAMAN CORPORATION
Registrant

Date: July 31, 2008	By:	/s/ Neal J. Keating
Neal J. Keating
Chairman, President and
Chief Executive Officer
(Duly Authorized Officer)

Date: July 31, 2008	By:	/s/ Robert M. Garneau
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