Form 10-Q
period 2008-09-26
KAMAN CORP
filed 2008-10-30
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2008

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
Yes           ☐           No           ☒

At October 30, 2008, there were 25,461,750 shares of Common Stock outstanding

Part I – Financial Information
Item 1.  Financial Statements:

Condensed Consolidated Balance Sheets
(In thousands) (Unaudited)

	September 26, 2008		December 31, 2007
Assets:
Current assets:
Cash and cash equivalents		$14,834		$73,898
Accounts receivable, net		210,743		158,435
Inventories		247,097		210,341
Deferred income taxes		24,189		28,724
Other current assets		21,851		20,231
Total current assets		518,714		491,629

Property, plant & equipment, at cost	$192,445		$163,645
Less accumulated depreciation
and amortization	113,189		110,000
Net property, plant & equipment		79,256		53,645
Goodwill		88,444		45,993
Other intangible assets, net		33,214		195
Deferred income taxes		3,099		3,594
Overfunded pension		31,292		30,486
Other assets		11,398		9,321
Total assets		$765,417		$634,863

Liabilities and Shareholders' Equity:
Current liabilities:
Notes payable		$1,652		$1,680
Accounts payable - trade		99,751		74,236
Accrued salaries and wages		21,389		25,328
Accrued pension costs		5,927		14,202
Accrued contract losses		10,430		9,513
Other accruals and payables		49,740		45,670
Income taxes payable		2,474		12,002
Total current liabilities		191,363		182,631

Long-term debt, excluding current portion		99,406		11,194
Deferred income taxes, long-term		8,181		199
Other long-term liabilities		50,812		46,313
Commitments and contingencies
Shareholders' equity		415,655		394,526
Total liabilities and shareholders’ equity		$765,417		$634,863

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations
(In thousands except per share amounts)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007

Net sales	$335,133	$274,856	$937,199	$813,768

Cost of sales	246,260	198,399	685,463	587,566
Selling, general and administrative expense	64,726	59,450	191,198	177,426
Goodwill impairment	-	-	7,810	-
Net (gain)/loss on sale of assets	(301)	(1)	(94)	(15)
	310,685	257,848	884,377	764,977
Operating income from continuing operations	24,448	17,008	52,822	48,791

Interest expense (income), net	1,073	1,672	1,535	4,872
Loss on ineffective derivative contract	1,587	-	1,587	-
Other expense (income), net	658	75	1,120	291

Earnings from continuing operations before income taxes	21,130	15,261	48,580	43,628
Income tax expense	(7,600)	(5,824)	(20,092)	(16,111)
Net earnings from continuing operations	13,530	9,437	28,488	27,517

Earnings from discontinued operations before income taxes	-	3,721	-	7,000
Gain on disposal of discontinued operations	-	-	506	-
Income tax expense	-	(1,421)	(183)	(2,646)
Net earnings from discontinued operations	-	2,300	323	4,354

Net earnings	$13,530	$11,737	$28,811	$31,871

Net earnings per share:
Basic net earnings per share from continuing operations	0.54	0.39	1.13	1.13
Basic net earnings per share from discontinued operations	-	0.09	-	0.18
Basic net earnings per share from disposal discontinued operations	-	-	0.01	-
Basic net earnings per share	$0.54	$0.48	$1.14	$1.31

Diluted net earnings per share from continuing operations	0.53	0.38	1.12	1.11
Diluted net earnings per share from discontinued operations	-	0.09	-	0.17
Diluted net earnings per share from disposal discontinued operations	-	-	0.01	-
Diluted net earnings per share	$0.53	$0.47	$1.13	$1.28

Average shares outstanding:
Basic	25,265	24,438	25,199	24,288
Diluted	25,548	25,336	25,479	25,217

Dividends declared per share	$0.14	$0.14	$0.42	$0.39

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
(In thousands except share and per share amounts) (Unaudited)
	For the Nine Months Ended
	September 26, 2008	September 28, 2007
Cash flows from operating activities:
Net earnings from continuing operations	$28,488	$27,517
Adjustments to reconcile net earnings from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	9,056	7,204
Change in allowance for doubtful accounts	(23)	77
Net (gain) loss on sale of assets	(94)	(15)
Goodwill impairment	7,810	-
Stock compensation expense	1,971	3,297
Excess tax benefits from share-based compensation arrangements	(348)	(977)
Deferred income taxes	1,783	(3,438)
Changes in assets and liabilities, excluding effects of acquisition/divestitures:
Accounts receivable	(37,908)	(17,610)
Inventories	(24,906)	(13,667)
Income taxes receivable	-	(1,097)
Other current assets	2,820	(1,131)
Accounts payable	4,956	4,204
Accrued contract losses	926	(1,616)
Accrued expenses and payables	(11,115)	(7,911)
Income taxes payable	(10,894)	(9,033)
Pension liabilities	(8,722)	2,120
Other long-term liabilities	(2,279)	6,037
Net cash provided by (used in) operating activities of continuing operations	(38,479)	(6,039)
Net cash provided by (used in) operating activities of discontinued operations	(183)	1,791
Net cash provided by (used in) operating activities	(38,662)	(4,248)
Cash flows from investing activities:
Proceeds from sale of assets	122	193
Net proceeds from sale of discontinued operations	447	-
Expenditures for property, plant & equipment	(9,995)	(9,301)
Acquisition of businesses and earn out adjustments, net of cash acquired	(100,168)	(1,900)
Other, net	(2,277)	(3,000)
Cash provided by (used in) investing activities of continuing operations	(111,871)	(14,008)
Cash provided by (used in) investing activities of discontinued operations	-	(520)
Cash provided by (used in) investing activities	(111,871)	(14,528)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit agreements	88,263	29,276
Net change in book overdraft	8,723	(2,263)
Proceeds from exercise of employee stock plans	3,359	4,483
Dividends paid	(10,615)	(9,109)
Windfall tax benefit	348	977
Other	1,641	(6,666)
Cash provided by (used in) financing activities of continuing operations	91,719	16,698
Cash provided by (used in) financing activities of discontinued operations	-	3,347
Cash provided by (used in) financing activities	91,719	20,045
Net increase (decrease) in cash and cash equivalents	(58,814)	1,269
Effect of exchange rate changes on cash and cash equivalents	(250)	495
Cash and cash equivalents at beginning of period	73,898	12,720
Cash and cash equivalents at end of period	$14,834	$14,484

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

The company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The third quarter for 2008 and 2007 ended on September 26, 2008 and September 28, 2007, respectively.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). Under this standard, companies with derivative instruments are required to disclose information that enables financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The new standard must be applied prospectively for interim periods and fiscal years beginning after November 15, 2008. The company is currently evaluating the potential impact of SFAS 161 but does not anticipate that the impact will be material.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The objective of this Statement is to improve the relevance and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141(R) establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The potential impact of SFAS 141(R) on our consolidated financial position, results of operations and cash flows will be dependent upon the terms, conditions and details of such acquisitions.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS 160). The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This Statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Since we currently do not have any minority interest investments, we do not expect SFAS 160 will have an impact on our consolidated financial position, results of operations or cash flows.

Cash Flow Items
Cash payments for interest were $1,714 and $5,140 for the nine months ended September 26, 2008 and September 28, 2007, respectively. Cash payments for income taxes, net of refunds, for the comparable periods were $28,117 and $25,422, respectively. Non-cash investing activity for the first nine months of 2008 includes the purchase of the Navy property in exchange for the assumption of an estimated environmental remediation liability of $10,258. Non-cash financing activity for the first nine months 2007 includes the conversion of 2,341 debentures with a total value of $2,341 into 100,202 shares of common stock. There were no such conversions during 2008 as the outstanding debentures were fully redeemed in December 2007.

2. Goodwill Impairment

During the second quarter of 2008, our Aerostructures Wichita, KS facility continued to experience production and quality issues, which, along with circumstances unique to each contract, resulted in the separate termination of two long-term contracts with Spirit AeroSystems and Shenyang Aircraft Corporation.  These contracts, which were significant to the facility, were both loss contracts. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we test goodwill for potential impairment annually as of December 31 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Due to the loss of the two major contracts as well as the continuing production and quality issues, management performed a goodwill impairment analysis for this reporting unit as of June 27, 2008.

We evaluated goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is to identify potential impairment by comparing the fair value of a reporting unit to its book value, including goodwill. If the fair value of a reporting unit exceeds its book value, goodwill is not considered impaired. If its book value exceeds its fair value, the second step of the process is performed to measure the amount of impairment. The process of evaluating goodwill for impairment involves the determination of the fair value of the reporting unit and is based on several valuation methods including the market approach and income approach. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market valuations, and assumptions about our strategic plans with regard to the operations of our reporting units.

Although we believe that we are working through the production issues at our Aerostructures Wichita facility, its carrying value had increased significantly during the second quarter of 2008. This, combined with our loss of two long-term contracts and the quality and production issues at the facility, created a situation in which the estimated fair value of this reporting unit (the legal entity Plastic Fabricating Company, Inc.) was less than its carrying value. The resulting total non-cash goodwill impairment charge was $7,810, which represented the entire goodwill balance for this reporting unit prior to the charge. This charge is not deductible for tax purposes and represents a discrete item in our second quarter 2008 effective tax rate.

3. Acquisitions

On June 12, 2008, our Aerostructures segment acquired the stock of Brookhouse Holdings, Limited, a leader in the design and manufacture of composite aerostructures, aerospace tooling, and repair and overhaul services based in Darwen, Lancashire, England. The purchase price was 43,000 pounds sterling ($85,086 based on an exchange rate of 1.98) in cash. The acquisition further diversifies our platform positions in both the military and commercial markets, and significantly enhances our position in the higher-growth markets for composite structures.

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

Both acquisitions were accounted for as purchase transactions. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on estimates of fair value. The excess of the purchase price over the fair value of the net assets acquired, including intangible assets, has been allocated to goodwill. The purchase accounting for these acquisitions is preliminary. The operating results for Brookhouse and ISC have been included in our consolidated financial statements from the date of acquisition.

4.  Loss on Ineffective Derivative Instrument

In connection with the acquisition of Brookhouse, the company assumed two foreign currency hedge contracts originally intended to hedge forecasted cash flows on a significant US dollar denominated contract. During the third quarter of 2008, the company determined that these hedges were ineffective, and that they no longer met the criteria for accounting under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, due to a significant shift in the timing of the forecasted cash flows. Therefore, the company cancelled the contracts near the end of September, which resulted in a loss of $1,587 that has been included in non-operating income in our consolidated statements of operations.  The company’s policy is to include the gain or loss on effective hedges in the same account as the items being hedged and to include gains and losses on ineffective or unhedged items in non-operating income.

5. Accounts Receivable, net

Accounts receivable consist of the following:

	September 26, 2008	December 31, 2007

Trade receivables	$92,691	$74,057

U.S. Government contracts:
Billed	34,919	20,852
Costs and accrued profit – not billed	6,782	6,190

Commercial and other government contracts:
Billed	37,461	17,740
Costs and accrued profit – not billed	40,889	41,407

Less allowance for doubtful accounts	(1,999)	(1,811)

Total	$210,743	$158,435

On March 19, 2008, the company and the Commonwealth of Australia reached an agreement relative to the termination of the SH-2G(A) Super Seasprite Program. The unbilled receivables associated with the SH-2G(A) program were $40,750 and $40,789 as of September 26, 2008 and December 31, 2007, respectively, and the balance of amounts received as advances on this contract were $7,998 and $7,511 as of September 26, 2008, and December 31, 2007, respectively. These balances, totaling a net $32,752, as of September 26, 2008, will be eliminated in connection with the transfer of the Australian program inventory and equipment to the company, which transfer is subject to approval by the U.S. Government. Additional detail relative to this agreement is provided in Note 15, Commitments and Contingencies.

6. Inventories

Inventories consist of the following:

	September 26, 2008	December 31, 2007

Merchandise for resale	$98,449	$93,949
Contracts and other work in process	130,260	103,004
Finished goods (including certain general stock materials)	18,388	13,388
Total	$247,097	$210,341

We continue to support K-MAX helicopters that are operating with customers. As of September 26, 2008, we maintained $24,361 of K-MAX inventory, which includes a K-MAX aircraft repurchased in the first quarter of 2008, as well as spare parts. Total K-MAX inventory as of December 31, 2007 was $19,568.

7. Shareholders’ Equity

Changes in shareholders’ equity for the nine months ended September 26, 2008 were as follows:

Balance, January 1, 2008	$394,526

Net earnings	28,811
Change in pension & post-retirement benefit plans, net	1,790
Foreign currency translation adjustment	(4,569)
Comprehensive income	26,032

Dividends declared	(10,659)
Employee stock plans and related tax benefit	5,756

Balance, September 26, 2008	$415,655

Comprehensive income was $26,032 and $35,731 for the nine months ended September 26, 2008 and September 28, 2007, respectively. The changes to net earnings used to determine comprehensive income are comprised of foreign currency translation adjustments and net changes in pension and post-retirement benefit plans.

Shareholders’ equity consists of the following:

	September 26, 2008	December 31, 2007

Common stock	$25,499	$25,182
Additional paid-in capital	84,245	78,783
Retained earnings	280,570	262,417
Treasury stock	(435)	(411)
Other shareholders' equity	25,776	28,555

Total	$415,655	$394,526

8. Earnings Per Share

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share:

(In thousands except per share amounts)	For the Three Months Ended		For the Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Basic:

Net earnings from continuing operations	$13,530	$9,437	$28,488	$27,517
Net earnings from discontinued operations, net of tax	-	2,300	323	4,354
Net earnings	$13,530	$11,737	$28,811	$31,871

Weighted average number of
shares outstanding	25,265	24,438	25,199	24,288

Net earnings per share from continuing operations	$0.54	$0.39	$1.13	$1.13
Net earnings per share from discontinued operations	-	0.09	-	0.18
Net earnings per share from disposal of discontinued operations	-	-	0.01	-
Net earnings per share	$0.54	$0.48	$1.14	$1.31

Diluted:

Net earnings from continuing operations	$13,530	$9,437	$28,488	$27,517
Elimination of interest expense on 6% subordinated
convertible debentures (net after taxes)	-	125	-	416
Net earnings from continuing operations (as adjusted)	13,530	9,562	28,488	27,933

Net earnings from discontinued operations, net of tax	-	2,300	323	4,354
Net earnings (as adjusted)	$13,530	$11,862	$28,811	$32,287

Weighted average number of
shares outstanding	25,265	24,438	25,199	24,288
Weighted averages shares issuable
on conversion of 6% subordinated
convertible debentures	-	567	-	627
Weighted average shares issuable
on exercise of dilutive stock options	283	331	280	302
Total	25,548	25,336	25,479	25,217

Net earnings per share from continuing operations - diluted	$0.53	$0.38	$1.12	$1.11
Net earnings per share from discontinued operations - diluted	-	0.09	-	0.17
Net earnings per share from disposal of discontinued operations - diluted	-	-	0.01	-
Net earnings per share -diluted	$0.53	$0.47	$1.13	$1.28

Excluded from the net earnings per share – diluted calculation for the three months and nine months ended September 26, 2008 are 278,517 and 242,260 anti-dilutive shares, respectively, granted to employees, based on average stock price.

There were no anti-dilutive shares for the three months and nine months ended September 28, 2007.

9. Environmental Costs

The following table displays the activity and the accrued balances of various environmental liabilities as of and for the nine months ended September 26, 2008:

Balance at January 1, 2008	$4,705
Additions to accrual	10,404
Cash payments	(191)
Release to income	-

Balance at September 26, 2008	$14,918

In August 2008, the company completed its purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation (of which the Helicopters segment forms a part) had leased from NAVAIR for many years. In connection with the purchase, we have assumed responsibility for environmental remediation at the facility as may be required under the Connecticut Transfer Act (the “Transfer Act”) and we continue the effort to define the scope of the remediation that will be required by the Connecticut Department of Environmental Protection (CTDEP). The entire transaction was recorded based on the discounted present value of the liability to be assumed.  The fair value of the Navy Property asset, which approximates the discounted present value of the assumed environmental liability of $10,258, has been included in Property, Plant and Equipment as of September 26, 2008.  This remediation process will take many years to complete.

The accrual also includes estimated ongoing environmental remediation costs for our idle Moosup, CT facility and environmental remediation costs that we expect to incur at the former Music segment New Hartford, Connecticut facility, which arose in connection with the 2007 sale of our Music segment. Additionally, the company accrued $146 for environmental investigation at our recently acquired Brookhouse facilities.  This accrual may increase as the results from our environmental audits are completed.

The accrual is included in other accruals and payables and other long-term liabilities on the condensed consolidated balance sheets for the periods presented. Ongoing maintenance costs, primarily for the Moosup facility, of $345 for both the nine months ended September 26, 2008 and September 28, 2007, are included in selling, general and administrative expenses.

10. Product Warranty Costs

The following table presents the activity and balances of accrued product warranty costs included in other accruals and payables on the condensed consolidated balance sheets as of September 26, 2008:

Balance at January 1, 2008	$1,087
Product warranty accrual	104
Warranty costs incurred	(82)
Release to income	(10)

Balance at September 26, 2008	$1,099

The company has been working to resolve two warranty-related matters at the Precision Products (formerly Dayron) Orlando facility. The first issue involves a supplier's recall of a switch embedded in certain bomb fuzes. The second warranty issue involves bomb fuzes manufactured for the U. S. Army utilizing systems which originated before this entity was acquired by the company that have since been found to contain an incorrect part. The net reserve as of September 26, 2008 related to these two matters is $1,032. This matter is more fully discussed in Note 15, Commitments and Contingencies.

The remainder of the accrual as of September 26, 2008 relates to routine warranty rework at our various segments.

11. Accrued Contract Losses

The following is a summary of activity and balances associated with accrued contract losses as of and for the nine months ended September 26, 2008:

Balance at January 1, 2008	$9,513
Additions to loss accrual	5,525
Costs incurred	(4,190)
Release to income	(418)
Balance at September 26, 2008	$10,430

Additions to our contract loss accrual relate primarily to cost growth in connection with certain programs in the Aerostructures segment for the Sikorsky Canadian MH-92 program as well as the Precision Products segment for certain options of the JPF fuze program. The remaining balance of the contract loss accrual relates primarily to the SH-2G(A) program for Australia. We are in the process of assessing what portion of those expenses will still be incurred if the program is concluded as contemplated by the settlement agreement with the Commonwealth of Australia. When title to the inventory is transferred to the company, effectively concluding the program, we will adjust the accrued contract loss as necessary.

12. Pension Cost

Components of net pension cost for the qualified pension plan and Supplemental Employees’ Retirement Plan (SERP) are as follows:

	Qualified Pension Plan
	For the Three Months Ended		For the Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007

Service cost for benefits earned	$3,069	$3,329	$9,207	$9,988
Interest cost on projected benefit obligation	7,338	6,931	22,014	20,792
Expected return on plan assets	(8,681)	(8,074)	(26,043)	(24,222)
Effect of settlement/curtailment	-	-	-	-
Net amortization and deferral	15	225	46	676
Net pension cost	$1,741	$2,411	$5,224	$7,234

	SERP
	For the Three Months Ended		For the Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007

Service cost for benefits earned	$184	$116	$553	$348
Interest cost on projected benefit obligation	443	505	1,232	1,515
Expected return on plan assets	-	-	-	-
Effect of settlement/curtailment	1,381	-	2,387	-
Net amortization and deferral	209	883	915	2,648
Net pension cost	$2,217	$1,504	$5,087	$4,511

For the 2008 plan year, the company expects to contribute $6,966 to the qualified pension plan of which $3,483 was made through September 26, 2008. We expect to make payments of $13,971 for the SERP during 2008, $13,051 of which was made in the first nine months of this year, most of which was for two lump sum payments to the former CEO. Each of these payouts represented a portion of the SERP’s projected benefit obligation sufficient to constitute a plan settlement per SFAS 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans.” Because the retirement occurred after the company’s pension measurement date of December 31, and in accordance with SFAS 88 settlement accounting, liabilities related to the supplemental plan were remeasured as of February and August 2008 with the related deferred actuarial losses being recognized in the first nine months of 2008.  For 2007, payments for the pension plan were $10,000 and $2,396 for the SERP.

13. Business Segments

Summarized financial information by business segment is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Net sales:
Aerostructures	$44,047	$25,713	$103,784	$74,214
Precision Products	32,599	22,104	83,965	64,566
Helicopters	17,373	18,220	50,092	54,703
Specialty Bearings	36,839	30,729	109,585	94,179
Subtotal Aerospace Segments	130,858	96,766	347,426	287,662
Industrial Distribution	204,275	178,090	589,773	526,106
Net sales from continuing operations	$335,133	$274,856	$937,199	$813,768

Operating income (loss):
Aerostructures*	$173	$1,631	$(7,090)	$9,862
Precision Products	3,598	2,687	6,283	9,232
Helicopters	3,453	2,283	7,177	1,014
Specialty Bearings	13,641	10,859	40,550	31,622
Subtotal Aerospace Segments	20,865	17,460	46,920	51,730
Industrial Distribution	10,704	9,045	29,512	26,043
Net gain (loss) on sale of assets	301	1	94	15
Corporate expense	(7,422)	(9,498)	(23,704)	(28,997)
Operating income from continuing operations	24,448	17,008	52,822	48,791

Interest expense (income), net	1,073	1,672	1,535	4,872
Loss on derivative contract	1,587	-	1,587	-
Other expense (income), net	658	75	1,120	291

Earnings from continuing operations before income taxes	21,130	15,261	48,580	43,628
Income tax expense	(7,600)	(5,824)	(20,092)	(16,111)
Net earnings from continuing operations	13,530	9,437	28,488	27,517

Net earnings from discontinued operations, net of taxes	-	2,300	-	4,354
Gain on disposal of discontinued operations, net of taxes	-	-	323	-

Net earnings	$13,530	$11,737	$28,811	$31,871

* Includes a non-cash impairment charge of $7,810 during the nine months ended September 26, 2008

14. Share-Based Arrangements

The following table summarizes share-based compensation expense recorded during each period presented:

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Stock options	$163	$701	$973	$1,136
Restricted stock awards	234	132	1,269	762
Stock appreciation rights	410	253	(426)	1,237
Employee stock purchase plan	52	54	155	162

Total share-based compensation expense	$859	$1,140	$1,971	$3,297

Stock option activity was as follows:

		Weighted-
		Average
Stock options outstanding:		Exercise Price
Balance at January 1, 2008	724,790	$16.01
Options granted	205,245	25.60
Options exercised	(178,468)	15.31
Options forfeited or expired	(7,330)	17.29
Balance at September 26, 2008	744,237	$18.82

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted average assumptions used in estimating fair value for the three months and nine months ended September 26, 2008 and September 28, 2007.

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Expected option term	6.5 years	-	6.5 years	6.5 years
Expected volatility	44.4%	-	41.0%	36.2%
Risk-free interest rate	3.4%	-	3.2%	4.6%
Expected dividend yield	1.9%	-	1.8%	2.5%
Per share fair value of options granted	$8.76	-	$9.70	$8.04

Restricted Stock Awards (RSA) activity was as follows:

		Weighted-
		Average
		Grant Date
Restricted Stock outstanding:		Fair Value
Nonvested at January 1, 2008	89,009	$24.04
RSA granted	120,545	26.88
Vested	(56,228)	28.32
Forfeited or expired	(3,203)	24.14
Nonvested at September 26, 2008	150,123	$24.72

Stock Appreciation Rights (SARs) activity was as follows:

		Weighted-
		Average
SARs outstanding:		Exercise Price
Balance at January 1, 2008	66,120	$10.15
SARs granted	-	-
SARs exercised	(26,420)	9.90
SARs forfeited or expired	-	-
Balance at September 26, 2008	39,700	$10.32

Total cash paid to settle SARs (at intrinsic value) exercised during the third quarter of 2008 and 2007 was $344 and $170, respectively. Total cash paid to settle SARs (at intrinsic value) for the first nine months of 2008 and 2007 was $533 and $1,212, respectively.

15. Commitments and Contingencies

Australian SH-2G(A) Program - As previously reported, in March 2008, the company and the Commonwealth of Australia signed a settlement agreement which terminates the SH-2G(A) Super Seasprite program on mutually agreed terms. The agreement provides that ownership of the 11 SH-2G(A) Super Seasprite helicopters (along with spare parts and associated equipment) will be transferred to the company and, thereafter, proceeds from each helicopter sale will be shared on a predetermined basis. U.S. Government (USG) approval is required for both physical transfer and ownership transfer of the aircraft and equipment. The USG's approval for physical transfer was obtained during the second quarter and the parties are now coordinating efforts to achieve shipment of the aircraft and equipment to the U.S., after which USG approval of the Commonwealth's transfer of ownership will be requested. Management is hopeful that such approval and the actual transfer of ownership will occur on or before December 31, 2008.

In connection with sharing sale proceeds, we have agreed that total payments of at least $39.5 million (AUS) will be made to the Commonwealth regardless of sales, with at least $26.7 million (AUS) to be paid by March 2011, and, to the extent cumulative payments have not yet reached $39.5 million (AUS), additional payments of $6.4 million (AUS) each in March of 2012 and 2013. To secure these payments, at the date of ownership transfer as described above, the company will provide the Commonwealth with a $39.5 million (AUS) unconditional letter of credit which will be reduced as such payments are made. Additionally, under the agreement, we will forego payment of approximately $33 million in net unbilled receivables in exchange for the helicopters, spare parts and equipment, which will be recorded as inventory.  We currently expect that the value of this transferred inventory will exceed the amount of the net unbilled receivables and the guaranteed payments described above. The transaction will be recorded as of the date of ownership transfer and we do not currently expect that it will have a material impact on the statement of operations. The termination of the contract, combined with the return of inventory, will result in our inability to claim look-back interest from the IRS, previously expected to exceed $6 million pretax. Additionally, sales relative to the service center, which have been a meaningful portion of Helicopters segment net sales in recent years, effectively will end at the conclusion of the support center ramp down period, which will occur during the fourth quarter of 2008.

Moosup - The CTDEP has given the company conditional approval for reclassification of groundwater in the vicinity of the Moosup, CT facility consistent with the character of the area. This facility is currently being held for disposal. The company has substantially completed the process of connecting neighboring properties to public drinking water in accordance with such approval and in coordination with the CTDEP and local authorities. The company anticipates that the water connection project will be completed in the late 2008/early 2009 timeframe. A site assessment to characterize the environmental condition of the property has also commenced.

Ovation - In connection with our sale of the Music segment, we assumed responsibility for meeting certain requirements of the Transfer Act that apply to the leased guitar manufacturing facility ("Ovation") located in New Hartford, Connecticut, which was transferred as part of the sale. Under the Transfer Act, we are required to assess the environmental conditions of the site and remediate environmental impairments, if any, caused by Ovation's operations. The site consists of a multi-tenant industrial park, in which Ovation and other unrelated entities lease space. We continue the process of assessing the environmental conditions at the site and determining our share of the cost of environmental remediation that may be required. Our current estimate of our portion of the cost to assess the environmental conditions and remediate this property is $2.2 million, unchanged from previously reported estimates.

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

As reported previously, a separate contract dispute between our Precision Products Orlando operation and the USASC relative to the FMU-143 fuze program is now in litigation. The USASC has basically alleged the existence of latent defects in certain fuzes due to unauthorized rework during production and has sought to revoke their acceptance. Management believes that the Precision Products segment has performed in accordance with the contract and it is the government that has materially breached its terms; as a result, during the fourth quarter of 2007, we cancelled the contract and in January 2008, we commenced litigation before the Armed Services Board of Contract Appeals (the "Board") requesting a declaratory judgment that our cancellation was proper. At about the same time, the USASC notified us that it was terminating the contract for default, making the allegations noted above. We have filed a second complaint with the Board appealing the USASC’s termination decision. The litigation process is ongoing.

16. Subsequent Events

On October 7, 2008, the company announced that its subsidiary, Kaman Industrial Technologies Corporation, has acquired the stock of Industrial Rubber & Mechanics, Inc. (“INRUMEC”) of Puerto Rico.  INRUMEC, founded in 1963, is a distributor of fluid power products; industrial and hydraulic hoses; belting and conveyer systems; pipe, tube, fittings and valves; and packaging machinery to such diverse markets as food, beverage, pharmaceutical, cement and aggregate.  The company is also a manufacturer of hydraulic hose assemblies for the same end markets.   The company has a branch and regional distribution facility in Gurabo as well as branches located in Bayamón, Ponce and Mayaguez.  The company has annual sales of approximately $13 million.

On October 29, 2008, the Company and The Bank of Nova Scotia, Bank of America, N.A., Fifth Third Bank, and RBS Citizens, N.A. (collectively the “Banks”) executed a Term Loan Credit Agreement.  The Term Loan Agreement, which is in addition to our current Revolving Credit Agreement, is a $50 million facility with a four-year term, including quarterly payments of principal at the rate of 2.5% with 62.5% of the initial aggregate principal payable in the final quarter.  The company may increase the term loan, up to an aggregate of $50 million, with additional commitments from Banks or new commitments from acceptable financial institutions.  Additionally, the covenants required of the Company are the same as those in place under the Revolving Credit Agreement.  In conjunction with this agreement, the current Revolving Credit Agreement was amended to acknowledge the existence of the Term Loan Credit Agreement and adopts certain provisions of the Term Loan Credit Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide readers of our consolidated financial statements with the perspectives of management in the form of a narrative regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The MD&A is presented in seven sections:

I.	Overview of Business
II.	Recent Business and Financial Highlights
III.	Results of Operations
IV.	Critical Accounting Estimates
V.	Liquidity and Capital Resources
VI.	Contractual Obligations and Off-Balance Sheet Arrangements
VII.	Recent Accounting Standards

Our MD&A should be read in conjunction with our Form 10-K for the year ended December 31, 2007.

I. OVERVIEW OF BUSINESS

Kaman Corporation is composed of five business segments:
•	Aerostructures, a provider of subassemblies for commercial and military aircraft;
•	Precision Products (formerly called “Fuzing”), a producer of fuzing devices and memory and measuring systems for a variety of applications;
•	Helicopters, a provider of upgrades and support for its existing fleet as well as a subcontractor for other aerospace manufacturers;
•	Specialty Bearings, a manufacturer of high-performance mechanical products used primarily in aviation applications as well as marine, hydropower, and other industrial applications; and
•	Industrial Distribution, the third largest power transmission/motion control industrial distributor in North America.

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

II. RECENT BUSINESS AND FINANCIAL HIGHLIGHTS

The following is a summary of key events that recently occurred:

▪	Our net sales from continuing operations increased 21.9 percent in the third quarter of 2008 compared to the third quarter of 2007.
▪	Our net earnings from continuing operations increased 43.4 percent in the third quarter of 2008 compared to the third quarter of 2007.
▪	Earnings per share diluted from continuing operations rose to $0.53 per share diluted in the third quarter of 2008, an increase of 39.5 percent compared to the third quarter of 2007.
▪	The Industrial Distribution and Specialty Bearings segments experienced strong growth in sales and operating profit.
▪	Our Precision Products segment continued to ramp up on the JPF program and produced and shipped above its planned level for the quarter.
▪	In August 2008, the company completed its purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation (of which the Helicopters segment forms a part) had leased from NAVAIR for many years.
▪	On October 29, 2008, the company entered into a 4-year Term Loan Credit Agreement with various banks for $50 million.
▪	In early October, our Industrial Distribution segment acquired Industrial Rubber and Mechanics, Incorporated (INRUMEC) of Puerto Rico.

III. RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - CONSOLIDATED

The following tables present selected financial data from continuing operations of the company:

Net Sales

	For the Three Months Ended		For the Nine Months Ended
In thousands	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Net sales	$335,133	$274,856	$937,199	$813,768
$ change	60,277	22,767	123,431	72,592
% change	21.9%	9.0%	15.2%	9.8%

The increase in consolidated net sales for the third quarter of 2008 was driven by both organic sales growth and additional sales attributable to the two companies (ISC and Brookhouse) acquired in the second quarter of 2008.  The increase in net sales for the first nine months of 2008 was primarily attributable to organic growth in all reporting segments except for the Helicopters segment as well as the acquisitions in the Aerostructures and Industrial Distribution segments. In the aerospace businesses, organic sales growth resulted from increased shipments for major programs and customers, specifically the Sikorsky cockpit program and the JPF fuze program. In the Industrial Distribution segment, sales to several new large national accounts, as well as the acquisition of ISC, contributed to the increase for 2008 compared to 2007.

Gross Profit

	For the Three Months Ended		For the Nine Months Ended
In thousands	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Gross profit	$88,873	$76,457	$251,736	$226,202
$ change	12,416	7,936	25,534	23,522
% change	16.2%	11.6%	11.3%	11.6%
% of net sales	26.5%	27.8%	26.9%	27.8%

The change in consolidated gross profit for the third quarter of 2008 was attributable to several factors. Gross profit increased in the Industrial Distribution and Specialty Bearings segments primarily from higher sales volume. Gross profit also increased for the Helicopters segment primarily due to the absence of Australian SH-2G(A) program charges in 2008, in contrast with the $0.8 million charge in the prior year third quarter. Gross profit remained essentially unchanged at both the Aerostructures and Precision Products segments due to the continued charges at the Aerostructures Wichita facility and a higher level of sales volume to the US Government for JPF fuzes, which generate essentially break-even gross profit.

Gross profit for the first nine months of 2008 increased primarily due to the increased sales volume at the Industrial Distribution and Specialty Bearings segments and the absence of Australia SH-2G(A) program charges compared to the $5.6 million in charges recorded in the first nine months of 2007. These positive results were partially offset by the less favorable product mix for the Precision Products segment and the charges, excluding goodwill, that were recorded at the Aerostructures Wichita facility as discussed more fully in the reporting segment discussion that follows.

Selling, General & Administrative Expenses (S,G&A)

	For the Three Months Ended		For the Nine Months Ended
In thousands	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Selling, general and
administrative expenses (S,G&A)	$64,726	$59,450	$191,198	$177,426
$ change	5,276	3,460	13,772	9,965
% change	8.9%	6.2%	7.8%	6.0%
% of net sales	19.3%	21.6%	20.4%	21.8%

Overall S,G&A expenses as a percent of net sales decreased during the third quarter and the first nine months of 2008.  Expense at both the Industrial Distribution and Aerostructures segments increased, largely as a result of the two acquisitions in the second quarter of 2008.  Other increases in S,G&A related to higher personnel costs and vehicle expenses driven by higher fuel costs.  These increases were partially offset by a decrease in Corporate expense, which was attributable to lower group insurance expenses and other incentive compensation including the long-term incentive program and stock compensation expense.

S,G&A for the first nine months of 2008 increased also due to the two acquisitions made during the second quarter of 2008.  Other increases related to higher personnel costs across most of the reporting segments as well as increased bid and proposal activity in the aerospace segments. Overall, Corporate expenses decreased significantly primarily due to lower fringe benefits, incentive compensation and stock appreciation rights expense as well as lower group insurance expenses for the first nine months of 2008.

Goodwill Impairment

During the second quarter of 2008, our Aerostructures Wichita, KS facility continued to experience production and quality issues, which, along with circumstances unique to each contract, resulted in the separate termination of two long-term contracts with Spirit AeroSystems and Shenyang Aircraft Corporation.  These contracts, which were significant to the facility, were both loss contracts. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we test goodwill for potential impairment annually as of December 31 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Due to the loss of the two major contracts as well as the continuing production and quality issues, management performed a goodwill impairment analysis for this reporting unit as of June 27, 2008.

We evaluated goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is to identify potential impairment by comparing the fair value of a reporting unit to its book value, including goodwill. If the fair value of a reporting unit exceeds its book value, goodwill is not considered impaired. If its book value exceeds its fair value, the second step of the process is performed to measure the amount of impairment. The process of evaluating goodwill for impairment involves the determination of the fair value of the reporting unit and is based on several valuation methods including the market approach and income approach. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market valuations, and assumptions about our strategic plans with regard to the operations of our reporting units.

Although we believe that we are working through the production issues at our Aerostructures Wichita facility, its carrying value had increased significantly during the second quarter of 2008. This, combined with our loss of two long-term contracts and the quality and production issues at the facility, created a situation in which the estimated fair value of this reporting unit (the legal entity Plastic Fabricating Company, Inc.) was less than its carrying value. The resulting total non-cash goodwill impairment charge was $7,810, which represented the entire goodwill balance for this reporting unit prior to the charge. This charge is not deductible for tax purposes and represents a discrete item in our second quarter 2008 effective tax rate.

Operating Income

	For the Three Months Ended		For the Nine Months Ended
In thousands	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Operating income	$24,448	$17,008	$52,822	$48,791
$ change	7,440	4,569	4,031	13,612
% change	43.7%	36.7%	8.3%	38.7%
% of net sales	7.3%	6.2%	5.6%	6.0%

Our reporting segments produced mixed operating income results for the third quarter and first nine months of 2008 compared to the same periods in 2007. The Specialty Bearings, Helicopters and Industrial Distribution segments experienced an increase in operating income in 2008 compared to 2007 primarily as a result of the program developments and national accounts discussed in the segment sections that follow. Corporate expenses were also significantly lower in both the third quarter and first nine months of 2008 compared to the third quarter and first nine months of 2007. These positive impacts were offset by decreases in our Aerostructures and Precision Products segments. Please refer to the individual segment discussions for details.

Loss on Ineffective Derivative Instrument

In connection with the acquisition of Brookhouse, the company assumed two foreign currency hedge contracts originally intended to hedge forecasted cash flows on a significant US dollar denominated contract. During the third quarter of 2008, the company determined that these hedges were ineffective, and that they no longer met the criteria for accounting under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, due to a significant shift in the timing of the forecasted cash flows. Therefore, the company cancelled the contracts near the end of September, which resulted in a loss of $1.6 million that has been included in non-operating income in our consolidated statements of operations.

Additional Consolidated Results

Net interest expense generally consists of interest charged on the revolving credit facility offset by interest income. Total net interest expense for the third quarter of 2008 was $1.1 million compared to $1.7 million for the third quarter of 2007. Total net interest expense for the first nine months of 2008 was $1.5 million as compared to $4.9 million expense in the first nine months of 2007. The difference for both periods was a result of our pay down of a significant portion of our revolving credit line as of December 31, 2007, using the proceeds from the sale of the Music segment, as well as the redemption of the remaining convertible debentures in late 2007. In the second quarter of 2008, the company began to borrow against its revolving credit line again to fund working capital requirements, and a significant amount of debt was incurred in June to fund the Brookhouse acquisition.

The effective income tax rate was 36.0% for the third quarter of 2008 as compared to 38.2% for the third quarter of 2007. The effective rate for the entire year is estimated to be 40% for 2008, which includes certain discrete quarterly items including the second quarter non-deductible goodwill impairment charge, compared to 36.6% for 2007. The effective tax rate represents the combined estimated federal, state and international tax effects attributable to pretax earnings for the year.

Other Matters

In connection with our sale of the Music segment, we assumed responsibility for meeting certain requirements of the Connecticut Transfer Act (the “Transfer Act”) that apply to the leased guitar manufacturing facility ("Ovation") located in New Hartford, Connecticut, which was transferred as part of the sale. Under the Transfer Act, we are required to assess the environmental conditions of the site and remediate environmental impairments, if any, caused by Ovation's operations. The site consists of a multi-tenant industrial park, in which Ovation and other unrelated entities lease space. We continue the process of assessing the environmental conditions at the site and determining our share of the cost of environmental remediation that may be required. Our current estimate of our portion of the cost to assess the environmental conditions and remediate this property is $2.2 million, unchanged from previously reported estimates.

The CTDEP has given the company conditional approval for reclassification of groundwater in the vicinity of the Moosup, CT facility consistent with the character of the area. This facility is currently being held for disposal. The company has substantially completed the process of connecting neighboring properties to public drinking water in accordance with such approval and in coordination with the CTDEP and local authorities. The company anticipates that the water connection project will be completed in the late 2008/early 2009 timeframe. A site assessment to characterize the environmental condition of the property has also commenced.

COMBINED AEROSPACE SEGMENT RESULTS

The following table presents selected financial data for our combined Aerospace Segments:

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Net sales:
Aerostructures	$44,047	$25,713	$103,784	$74,214
Precision Products	32,599	22,104	83,965	64,566
Helicopters	17,373	18,220	50,092	54,703
Specialty Bearings	36,839	30,729	109,585	94,179
Total Aerospace Segments	$130,858	$96,766	$347,426	$287,662
$ change	34,092	11,423	59,764	54,285
% change	35.2%	13.4%	20.8%	23.3%

Operating income:
Aerostructures	$173	$1,631	$(7,090)	$9,862
Precision Products	3,598	2,687	6,283	9,232
Helicopters	3,453	2,283	7,177	1,014
Specialty Bearings	13,641	10,859	40,550	31,622
Total Aerospace Segments	$20,865	$17,460	$46,920	$51,730
$ change	3,405	5,651	(4,810)	19,257
% change	19.5%	47.9%	(9.3)%	59.3%

Kaman’s strategies for the Aerospace segments are:

•	Aerostructures: Take advantage of the trend toward increased outsourcing by both the aircraft prime manufacturers and Tier 1 suppliers.

•	Precision Products: Become the leading producer of fuzing systems for the U.S. military and allied militaries.

•	Helicopters: Take advantage of increasing subcontracting opportunities as helicopter prime manufacturers shift focus from manufacturing to final assembly and systems integration.

•
Specialty Bearings: Maintain leadership in product technical performance and application engineering support while staying ahead of the curve in product technology enhancement, lean manufacturing techniques and lead time reduction.

AEROSTRUCTURES SEGMENT

	For the Three Months Ended		For the Nine Months Ended
In thousands	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Net sales	$44,047	$25,713	$103,784	$74,214
$ change	18,334	4,263	29,570	18,792
% change	71.3%	19.9%	39.8%	33.9%

Operating income	$173	$1,631	$(7,090)	$9,862
$ change	(1,458)	(1,826)	(16,952)	2,041
% change	(89.4)%	(52.8)%	(171.9)%	26.1%
% of net sales	0.4%	6.3%	(6.8)%	13.3%

Backlog	$283,668	$138,381

The growth in net sales for both the third quarter and first nine months of 2008 was partially attributable to $15.2 million and $18.8 million of sales by Brookhouse, respectively, which was acquired in mid-June 2008. The remainder of the sales growth was due to higher production levels and increased shipments to Sikorsky for the BLACK HAWK helicopter program at our Jacksonville facility, offset partially by a decrease in Wichita facility sales due to the production and operational issues discussed below. During the third quarter of 2008, the segment delivered 31 BLACK HAWK cockpits as compared to the 23 delivered in the third quarter of 2007. For the third quarter and first nine months of 2008, the segment’s gross profit was significantly impacted by charges recorded at the Wichita facility. For the third quarter of 2008, these charges were $3.9 million and were $17.9 million for the first nine months of 2008, which included a goodwill impairment charge of $7.8 million.

Aerostructures – Major Programs
In the third quarter of 2008, our Jacksonville facility continued to deliver cockpits under the Sikorsky BLACK HAWK helicopter program. In June 2008, Sikorsky placed an order for an additional 238 cockpits. To date, Sikorsky has placed orders for 549 cockpits for various models of the helicopter. This program includes the installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines, and the composite structure that holds the windscreen for cockpits on most models of the BLACK HAWK helicopter. This program has a total potential value of at least $250 million. We expect that deliveries on the current orders will continue through 2010. A total of 248 cockpits have been delivered under this contract from inception through the third quarter of 2008.

In mid July 2008, the company signed a long-term requirements contract with Boeing for the production of wing control surfaces for the U.S. Air Force’s A-10 fleet.  The agreement calls for the segment to supply inboard and outboard flaps, slats and deceleron assemblies, which will be performed at the Aerostructures Jacksonville facility. The contract commenced in 2008 with initial deliveries scheduled to begin in early 2010.  Full rate production is expected to begin in 2011 with an average of approximately 47 shipsets per year through 2015.  This multiyear contract has a potential value in excess of $100 million.  The annual quantities may vary and will be dependent upon the orders Boeing receives from the Air Force.

The production of structural wing subassemblies for the Boeing C-17 continues to be an important element in maintaining a sufficient business base at the Jacksonville facility and will remain so until work under the A-10 program ramps up in 2010. During the third quarter of 2008, we received an order for an additional 10 shipsets, which will extend production under this program through 2010.  Additionally, in late 2007 we signed a seven-year follow-on contract with Boeing for the production of fixed wing trailing edge assemblies for the Boeing 777 and 767 aircraft. Shipments under this program had been delayed during the third quarter, due to the International Association of Machinists (IAM) strike at the Boeing Company.  Now that Boeing appears to have reached a tentative deal with the striking machinists, we are hopeful that we will be able to resume shipments to Boeing shortly, although shipments may still be behind schedule for the fourth quarter of 2008.

At the Aerostructures Wichita facility, we continue our efforts to implement corrective actions to resolve personnel, quality and production process issues. As previously reported, these issues arose in connection with the facility's rapid expansion to accommodate the ramp up of three contracts, all of which were awarded in 2006; specifically, Spirit AeroSystems and Shenyang Aircraft Corporation for the Boeing 787 Dreamliner program and Sikorsky Aircraft Corporation for the Canadian MH-92 helicopter program. In the first quarter, management responsibility for the facility was consolidated with the Jacksonville management team in order to share operational knowledge.  During the second quarter we successfully hired key personnel, including the appointment of Greg Steiner as President of our Aerospace Group.  We also made efforts toward resolving production and equipment issues. In July 2008, the "probation" status that was imposed by a major customer in the first quarter was removed, and production has resumed on all programs. During the third quarter, we were also able to successfully complete the required audits and re-established our AS9100 certification in late September 2008.

As previously reported, the facility's lack of certification status for a large portion of the year has adversely affected our ability to fully perform our obligations under certain contracts. These circumstances, combined with the personnel and operational issues described above and other factors affecting specific programs, resulted in two of the contracts awarded in 2006 being terminated. Specifically, we received a notice from Spirit AeroSystems in June 2008 seeking a default termination of its contract. Management has cooperated with Spirit to achieve the customer’s production objectives while reserving our legal rights with respect to the appropriateness of the contract termination.  In addition, in July 2008 the Shenyang contract was terminated under a mutually satisfactory arrangement that essentially waives all potential claims other than warranty items.  This arrangement also provides compensation to the Wichita facility for its tooling, which was transferred directly to Boeing.  Although both of these terminated programs were loss contracts for the company, they were considered significant to the overall operating results of the Wichita facility. Finally, inventories at the facility have increased significantly due to delays in shipments as a result of these circumstances.  These issues, which existed during most of the quarter, have led to continued inefficiencies, excess costs to perform additional quality procedures, an insufficient business base to maintain our overhead structures and higher obsolete inventory.  These issues led to the segment recording an additional $3.9 million charge during the third quarter of 2008.

Even with these issues, the Wichita facility is making progress on other programs, including the tail rotor pylon work for Sikorsky's Canadian MH-92 helicopter program with support from the Jacksonville facility.  Due to numerous design changes directed by the customer, costs on this program have grown substantially, and have reached the point where they exceed the proposed price for the not yet finalized contract. Management believes these incremental costs are recoverable from the customer, and that the upcoming contract negotiation discussions will yield an acceptable overall price. We believe that the Wichita facility is an important component of our overall strategy. The facility, which is in a key location, provides skilled capability in composites, an industry that is becoming increasingly prevalent.  In addition, this facility has a structure that should allow us to become increasingly competitive as we work through our operational issues.  We have invested significant time, resources and capital into this facility and, although there is still significant work to be done, we believe the right management team is in place to meet the challenges currently confronted by the Wichita facility.  However, it is expected that it will take the remainder of 2008 to resolve these operational issues satisfactorily.

Our recently acquired UK-based facility, which designs and manufactures composite aerostructures, aerospace tooling, and performs repair and overhaul services, performed well during the third quarter of 2008.  This facility has components placed on a number of platforms on which we previously did not have work, including the Airbus A320 family, Airbus A330/340, F-35 (Joint Strike Fighter) and Eurofighter. As previously disclosed, this acquisition supports our overall aerospace strategy and it expands our presence on a number of additional platforms with solid growth prospects. The tooling business also adds significant capability to our portfolio and further diversifies our customer base, while the after-market services business will increase our capabilities in the repair and overhaul business.

PRECISION PRODUCTS SEGMENT

	For the Three Months Ended		For the Nine Months Ended
In thousands	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Net sales	$32,599	$22,104	$83,965	$64,566
$ change	10,495	(206)	19,399	8,580
% change	47.5%	(0.9)%	30.0%	15.3%

Operating income	$3,598	$2,687	$6,283	$9,232
$ change	911	237	(2,949)	2,355
% change	33.9%	9.7%	(31.9)%	34.2%
% of net sales	11.0%	12.2%	7.5%	14.3%

Backlog	$168,535	$147,292

Net sales for the third quarter of 2008 increased compared to the third quarter of 2007 primarily as a result of greater JPF Fuze program shipments to the U.S. Government (USG).  Net sales for the first nine months of 2008 compared to the same period a year ago increased primarily due to increased production and shipments of the JPF to the USG as well as higher shipments on several legacy fuze programs.  The increase in operating income for the third quarter of 2008 compared to the third quarter of 2007 was driven by increased profitability on our legacy fuze programs.  Sales to the USG on the JPF program under the current option are at an essentially break even gross margin, which resulted in a decrease in operating income for the first nine months of 2008 compared to the same period in 2007.  The 2007 results also benefited from higher gross margins on the JPF facilitization program, which was essentially complete in early 2008; sales of 40mm products, a product line that was sold on December 31, 2007; and several higher margin foreign military sales of the JPF product.

Precision Products – Major Programs
The JPF program continues to be one of the segment’s most important programs with significant potential for growth. The segment has been able to steadily ramp up production over the first nine months of 2008. The total value of JPF contracts awarded by the USG from inception of the program through September 26, 2008 is $190.3 million. This value primarily consists of Options 1 through 5 under the original contract and various contract modifications, including a two-phase facilitization contract modification and additional foreign military sales facilitated by the USG, as well as a variety of development and engineering contracts, along with special tooling and test equipment. We expect that we will continue production under the currently awarded options through 2009 and are currently working with the USG for follow-on orders.

In the second and third quarters, we achieved our desired production levels of more than 6,000 fuzes per quarter and were able to ship fuzes to the USG in the lot sizes required. This production capability, achieved on a consistent basis, will allow us in the future to meet our delivery requirements to the USG as well as sell fuzes to foreign customers. Therefore, our efforts to produce and sell the JPF to foreign allied militaries, which would generate further market penetration, increase sales and improve profitability, are important factors to the ultimate success of this program. These shipments to foreign allied militaries are under both the USG contract as well as direct commercial sales.  Typically we cannot sell any fuzes to our foreign customers until after we have met our USG requirements. To date, we have sold smaller lots of fuzes to several foreign allied militaries. The segment also has a significant amount of JPF fuze inventory, the specifications of which are outside the U.S. government’s temperature requirement. Since these fuzes meet the operational requirements of non-U.S. militaries, we are actively marketing these fuzes to them and have received an order for some of these fuzes, which are expected to be shipped in late 2008. We also continue to work with the USG to negotiate further price increases, which will lead to improved profitability on this program. We believe that this program has made meaningful progress and we continue to work to ensure the overall success of the program.

Due to the design complexity of the fuze, we have in the past experienced difficulty with production of the fuze. During 2008, we have continued to make progress on production improvements and enhancements of the JPF fuze system. The facilitization program has also contributed to our increased production and has been another important element of our strategy to improve our quality and efficiency on the JPF program. This facilitization program provides us an opportunity to review production workflow to create greater efficiencies, qualify a second Kaman site (Middletown) for full production of JPF fuzes, and create an enhanced fuze design. The enhanced design is expected to reduce the number of technical issues so that a more steady state of production can be achieved more efficiently. We believe that the value of these initiatives will be more fully realized in 2009 and beyond. Although we believe that we are making progress on this program, at this time the line remains subject to periodic production interruptions, which may result in irregular shipments and increased costs.

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

HELICOPTERS SEGMENT

	For the Three Months Ended		For the Nine Months Ended
In thousands	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Net sales	$17,373	$18,220	$50,092	$54,703
$ change	(847)	2,795	(4,611)	12,563
% change	(4.6)%	18.1%	(8.4)%	29.8%

Operating income	$3,453	$2,283	$7,177	$1,014
$ change	1,170	3,356	6,163	5,313
% change	51.2%	312.8%	607.8%	123.6%
% of net sales	19.9%	12.5%	14.3%	1.9%

Backlog	$38,359	$115,019

Sales for the Helicopters segment were comprised primarily of the upgrade and maintenance program for Egypt, Sikorsky subcontract work, MDHI subcontract work and SH-2 program spare parts. The decrease in sales for the third quarter and first nine months of 2008 compared to the same periods in 2007 was a result of certain nonrecurring work performed for Egypt in 2007 that was not repeated during 2008 as well as lower SH-2 program spare parts sales and lower revenue on the Australian production and service contracts. These decreases were partially offset by increased sales for Sikorsky and MDHI. Operating income increased primarily due to the absence of an accrued contract loss charge for the Australia program in the first nine months of 2008 as well as higher gross margins on subcontract sales. Third quarter and first nine months of 2007 Australian program charges were $0.8 million and $5.6 million, respectively.

Helicopters – Major Programs
As previously reported, in March 2008, the company and the Commonwealth of Australia signed a settlement agreement which terminates the SH-2G(A) Super Seasprite program on mutually agreed terms. The agreement provides that ownership of the 11 SH-2G(A) Super Seasprite helicopters (along with spare parts and associated equipment) will be transferred to the company and, thereafter, proceeds from each helicopter sale will be shared on a predetermined basis. U.S. Government (USG) approval is required for both physical transfer and ownership transfer of the aircraft and equipment. The USG's approval for physical transfer was obtained during the second quarter and the parties are now coordinating efforts to achieve shipment of the aircraft and equipment to the U.S., after which USG approval of the Commonwealth's transfer of ownership will be requested. Management is hopeful that such approval and the actual transfer of ownership will occur on or before December 31, 2008. During the third quarter, Helicopters segment management obtained additional USG-required marketing licenses and is beginning discussions with many potential foreign government customers. Segment management has also attended trade events such as the Black Sea Air Show recently held in Romania.

In connection with sharing sale proceeds, we have agreed that total payments of at least $39.5 million (AUS) will be made to the Commonwealth regardless of sales, with at least $26.7 million (AUS) to be paid by March 2011, and, to the extent cumulative payments have not yet reached $39.5 million (AUS), additional payments of $6.4 million (AUS) each in March of 2012 and 2013. To secure these payments, at the date of ownership transfer as described above, the company will provide the Commonwealth with a $39.5 million (AUS) unconditional letter of credit which will be reduced as such payments are made. Additionally, under the agreement, we will forego payment of approximately $33 million in net unbilled receivables in exchange for the helicopters, spare parts and equipment, which will be recorded as inventory.  We currently expect that the value of this transferred inventory will exceed the amount of the net unbilled receivables and the guaranteed payments described above. The transaction will be recorded as of the date of ownership transfer and we do not currently expect that it will have a material impact on the statement of operations. The termination of the contract, combined with the return of inventory, will result in our inability to claim look-back interest from the IRS, previously expected to exceed $6 million pretax. Additionally, sales relative to the service center, which have been a meaningful portion of Helicopters segment net sales in recent years, effectively will end at the conclusion of the support center ramp down period, which will occur during the fourth quarter of 2008.

We continue our work under a program for depot level maintenance and upgrades for nine SH-2G(E) helicopters delivered to the Egyptian government during the 1990s. Through September 26, 2008, we are on contract for approximately $49.9 million of work related to maintenance and upgrades. This program has a potential total contract value of approximately $92 million. The segment also continues to perform subcontract work for Sikorsky involving BLACKHAWK fuselage joining and installation tasks and the production of certain mechanical subassemblies and for MDHI in regard to Rotor Blade System deliveries. These programs have been an important element of our business base over the recent past.

Additionally, during 2008, we continued to work under a contract from the Army Material Research Development and Engineering Command for follow-on work associated with development of the BURRO Unmanned Resupply Helicopter, utilizing the K-MAX helicopter. In January 2008, the segment and Lockheed, under our previously disclosed agreement, jointly acquired three K-MAX helicopters from a U.S. Government General Services Administration auction for an average cost of $4.3 million. Two of the aircraft were purchased by Lockheed and the third is owned by the company. The aircraft are being used to further develop the BURRO program.

In August 2008, the company completed its purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation (of which the Helicopters segment forms a part) had leased from NAVAIR for many years. In connection with the purchase, we have assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and we continue the effort to define the scope of the remediation that will be required by the Connecticut Department of Environmental Protection (CTDEP). Management believes that the fair value of the property of $10.3 million approximates the discounted present value of the cost of the environmental remediation. This remediation process will take many years to complete.

SPECIALTY BEARINGS SEGMENT

	For the Three Months Ended		For the Nine Months Ended
In thousands	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Net sales	$36,839	$30,729	$109,585	$94,179
$ change	6,110	4,571	15,406	14,350
% change	19.9%	17.5%	16.4%	18.0%

Operating income	$13,641	$10,859	$40,550	$31,622
$ change	2,782	3,884	8,928	9,548
% change	25.6%	55.7%	28.2%	43.3%
% of net sales	37.0%	35.3%	37.0%	33.6%

Backlog	$93,145	$90,146

The Specialty Bearings segment continued its trends of strong sales and operating income in the third quarter and first nine months of 2008. The increase in net sales for both the quarter and the first nine months was a result of higher shipments to our customers in the commercial jet liner market (including the aftermarket), regional jet market and helicopter market. Sales for the first nine months of 2008 also reflect a favorable foreign currency rate change, of approximately 2.6 percent, due to the exchange rate of the Euro in 2008 as compared to 2007.  Operating income increased primarily due to the increased sales volume driven by increased shipments and favorable pricing, which allows us to leverage our fixed costs, and continued lean manufacturing improvements on the production line.

Specialty Bearings – Major Programs
The aerospace market continues to be strong in 2008 although Airbus and Boeing have reported a slowdown in new order activity and U.S. airlines have announced capacity and fleet reductions. The segment has maintained a strong backlog although we do perform a significant amount of work for Boeing through direct contracts and subcontract work, including aftermarket support.  Sales for the rest of 2008 will be slightly lower than the previous fourth quarter, although we currently do not believe that our total operating results will be significantly impacted by the IAM strike. Our diverse customer mix, which includes several large commercial aircraft customers and a significant aftermarket, as well as military customers and the regional jet liners market, provides us some degree of stability in the changing economy. Additionally, we typically experience stronger sales in the first half of the year as compared to the second half primarily due to the greater number of holidays and the peak summer months being in the second half of the year.

We also benefit significantly from our strategy to provide a high quality product with shorter lead times than our competitors, to customers in both the commercial and military markets. We continue to target the most demanding applications early in the aircraft design process as part of prime contractors’ problem solving teams. We then apply innovative technology to develop and manufacture proprietary products to address our customers’ needs while providing excellent performance and service. We believe technological enhancements we make to our current products, as well as the development of new products, will preserve our competitive advantages, increase our customer base, and lead to further penetration of both domestic and foreign markets.  Our Bloomfield operation received the UTC Supplier Gold award in a presentation ceremony October 28, 2008.  UTC Supplier Gold is a supplier recognition program established to acknowledge superior performance over the preceding 12 months. Supplier Gold criteria address quality, delivery, lean and customer satisfaction.

INDUSTRIAL DISTRIBUTION SEGMENT RESULTS

The following table presents selected financial data for the Industrial Distribution segment:

	For the Three Months Ended		For the Nine Months Ended
In thousands	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Net sales	$204,275	$178,090	$589,773	$526,106
$ change	26,185	11,344	63,667	18,307
% change	14.7%	6.8%	12.1%	3.6%

Operating income	$10,704	$9,045	$29,512	$26,043
$ change	1,659	455	3,469	(2,620)
% change	18.3%	5.3%	13.3%	(9.1)%
% of net sales	5.2%	5.1%	5.0%	5.0%

Our Industrial Distribution segment continued its trend of strong sales growth during the third quarter of 2008. Approximately half ($13.5 million) of this increase was attributable to sales by ISC, which was acquired on March 31, 2008. The remaining half was due to higher sales to new national accounts, some of which were ramping up during the first nine months of 2007. The first nine months of 2008 also experienced strong sales growth despite the slowing industrial market and uncertain economy. During the year, we continued to make investments in infrastructure in the form of new branches and opened a new branch in Savannah, GA during the third quarter. As previously disclosed, these investments in infrastructure and personnel have had an impact on our operating income and it will take several years for the benefits of these investments to be fully realized. Operating income for the third quarter and first nine months of 2008 increased primarily due to the sales volume increase. We anticipate that as we continue to ramp up our new branches, leveraging our size and scale, and increase sales to recently awarded national accounts, margins will improve.  However, we remain watchful of the impact of the current economic conditions and the credit markets.

2008 Industrial Distribution Trends

The Market
Because of our diverse customer base, our performance tends to track the U.S. Industrial Production Index. We are therefore affected, to a large extent, by the overall business climate for our customer industries, which includes plant capacity utilization levels, and the effect of pricing spikes and/or supply interruptions for basic commodities such as steel and oil. The strength of certain markets varied considerably by industry type during the first nine months of 2008, and markets and products such as mining, paper manufacturing, food and beverage processing and fluid power, continued to perform well. Other industries have experienced a decline, including the building materials industry (with respect to new home construction). Our business has been adversely impacted in certain of these areas but continues to improve in other industries, largely due to the several new contracts and renewals we have received in 2008.

Our Strategy

The strategy for the Industrial Distribution segment is to:

1.	Expand our geographic footprint in major industrial markets to enhance our position in the competition for regional and national accounts.

In order to increase our geographic footprint, we continue to explore potential acquisition candidates as well as establish branches in locations that are consistent with our strategic objectives. By so doing, we will more clearly establish our business as one that can provide comprehensive services to our customers who are continually focused on streamlining their procurement operations and consolidating supplier relationships. In early October 2008, the segment acquired the stock of INRUMEC of Puerto Rico.  INRUMEC, founded in 1963, is a distributor of fluid power products; industrial and hydraulic hoses; belting and conveyer systems; pipe, tube, fittings and valves; and packaging machinery to such diverse markets as food, beverage, pharmaceutical, cement and aggregate.  INRUMEC is also a manufacturer of hydraulic hose assemblies for the same end markets and has a branch and regional distribution facility in Gurabo as well as branches located in Bayamón, Ponce and Mayaguez.  The company has annual sales of approximately $13 million. This acquisition will allow us to immediately provide service to our new national account that has a presence in Puerto Rico.  As noted above, the segment also opened a small branch in Savannah, GA.

2.	Broaden our product offering to gain additional business from existing customers and new opportunities from a wider slice of the market.

In recent years, we have worked to increase market share in several growing markets including the mining, energy and food and beverage industries. We believe that we have been successful in this endeavor, as evidenced by our recently awarded national account wins, and continue to focus on these industries. During the third quarter, we received notification of renewals from several large national accounts including US Gypsum, Del Monte Foods, Titan Cement, Chemical Lime, Solo Cup and Campbell’s Soup Company.  We also continued to build our government business group to service our recently awarded 5-year contract with the General Services Administration Center for Facilities Maintenance and Hardware which allows us to supply government agencies with MRO products from our major product categories.

We also continue to be focused on maintaining competitive pricing as well as providing value added services that save our customers money and time while helping them improve operating efficiency.

3.	Further enhance operating and asset utilization efficiencies throughout the enterprise.

To compete effectively in today's industrial market requires size, scale, effective IT systems and knowledgeable people. Our size and scale allow us to realize internal operating efficiencies and achieve supplier incentives in the form of rebates. To further meet our customers’ requirements our new e-business search engine provides customers with a more intuitive and flexible search capability to satisfy their evolving needs. We expect that this tool will allow us greater asset utilization and increase our operating efficiencies. To ensure the continuation of our ability to help customers solve their production reliability challenges, we rely on a disciplined human resource recruiting process supported by proprietary and industry based education programs. This allows us to have the appropriate number of qualified personnel to help us continue to compete in the markets in which we participate.

IV. CRITICAL ACCOUNTING ESTIMATES

Preparation of the company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements in the company’s Form 10-K for the year ended December 31, 2007, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the company's critical accounting policies and significant estimates in 2008.

V. LIQUIDITY AND CAPITAL RESOURCES

We assess the company's liquidity in terms of our ability to generate cash to fund working capital, investing and financing activities. Significant factors affecting liquidity include: cash flows generated from or used by operating activities, capital expenditures, investments in our business segments and their programs, acquisitions, divestitures, dividends and adequacy of available bank lines of credit.

We continue to rely upon bank financing as an important source of support for our business activities including several recent acquisitions. We believe this, when combined with cash generated from operating activities, will be sufficient to support our anticipated liquidity requirements for the foreseeable future. We anticipate that a variety of items will have an impact on our liquidity during the next 12 months, aside from our normal working capital requirements. These may include the resolution of any of the matters described in Management’s Discussion and Analysis, including the FMU-143 contract matter, the letter of credit to guarantee the payment to the Commonwealth, the cost of environmental remediation associated with the purchase of the NAVAIR property, the operational issues at the Aerostructures Wichita facility, and future SERP payments and required pension contributions. However, we do not believe any of these matters will lead to a shortage of capital resources or liquidity that would prevent us from continuing with our business operations as expected.

We are watchful of the recent developments in the credit markets and are assessing the impact that the current economic downturn may have on the company.  This current market may prohibit us from securing the level of financing that is necessary to continue with our growth strategy and finance working capital requirements.  The trends in the market may have an impact on the company through lower customer spending as well as higher interest rates on borrowings going forward. Additionally, with the significant downturn in the current financial markets, our pension plan assets have significantly decreased which may result in higher pension plan contributions in 2009.  These matters and others are discussed in more detail in the Risk Factors section of this Form 10-Q.

The following table summarizes cash flow activity from continuing operations:

In thousands	September 26, 2008	September 28, 2007
Total cash provided by (used in)
Operating activities	$(38,479)	$(6,039)
Investing activities	(111,871)	(14,008)
Financing activities	91,719	16,698
Increase (decrease) in cash	$(58,631)	$(3,349)

Net cash used in operating activities increased $32.4 million for the first nine months of 2008 compared to the first nine months of 2007. This increase is primarily attributable to increased cash requirements to fund working capital needs in the first nine months of 2008 as compared to the first nine months of 2007 as specifically discussed below:

•
The company experienced an increase in accounts receivable partially as a result of higher sales volume at our Industrial Distribution, Aerostructures, Precision Products and Specialty Bearings segments.

•
Inventory levels increased in the Helicopters segment, primarily due to the acquisition of a K-MAX aircraft, and in the Aerostructures segment, primarily due to higher amounts of inventory at the Wichita facility.

•
Inventory has also increased at our Precision Products segment, although it is anticipated that the JPF inventory, the largest driver of this increase, will decrease as additional progress payments are billed and as more fuzes are shipped.

•	Total cash payments for income taxes increased significantly, primarily due to the taxes paid on the gain of the Music segment sale.
•	The company paid out a significant amount of SERP payments in the first nine months of 2008 compared to the first nine months of 2007 primarily attributable to the retirement of the former CEO.

Net cash used in investing activities increased $97.9 million for the first nine months of 2008 compared to the same period of 2007. The majority of the increase was attributable to the acquisitions of Brookhouse and ISC during the second quarter of 2008. Capital expenditures also increased specifically at the Specialty Bearings, Aerostructures and Industrial Distribution segments.

Net cash provided by financing activities increased $75.0 million for the first nine months of 2008 compared to the same period of 2007. The company had net borrowings under the Revolving Credit Agreement of $88.3 million for the first nine months of 2008 as compared to $29.3 million for the first nine months of 2007. The significant increase was driven by our acquisition activity in the second quarter of 2008. Cash outflows for financing activities during 2008 also included the payment of dividends, net of proceeds from the exercise of employee stock options.

Financing Arrangements
We maintain a $200 million revolving credit facility (Revolving Credit Agreement) expiring August 4, 2010. The facility includes the availability of funding in foreign currencies as well as an “accordion” feature that provides the company the opportunity to request, subject to bank approval, an expansion of up to $50 million in the overall size of the facility. A significant amount of this facility was used to fund the acquisition of Brookhouse in the second quarter of 2008.  On October 29, 2008, the Company and The Bank of Nova Scotia, Bank of America, N.A., Fifth Third Bank, and RBS Citizens, N.A. (collectively the “Banks”) executed a Term Loan Credit Agreement.  The Term Loan Agreement, which is in addition to our current Revolving Credit Agreement, is a $50 million facility with a four-year term, including quarterly payments of principal at the rate of 2.5% with 62.5% of the initial aggregate principal payable in the final quarter.  The company may increase the term loan, up to an aggregate of $50 million, with additional commitments from Banks or new commitments from acceptable financial institutions.  Additionally, the covenants required of the Company are the same as those in place under the Revolving Credit Agreement.  In conjunction with this agreement, the current Revolving Credit Agreement was amended to acknowledge the existence of the Term Loan Credit Agreement and adopts certain provisions of the Term Loan Credit Agreement provisions.

Total average bank borrowings for the first nine months of 2008 were $48.3 million compared to $81.2 million for the same period in 2007. As of September 26, 2008, there was $72.9 million available for borrowing under the Revolving Credit Agreement, net of letters of credit. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Agreement. A total of $27.7 million in letters of credit were outstanding under the Revolving Credit Agreement at September 26, 2008, $20.4 million of which is related to the Australia SH-2G(A) program. Once the U.S. Government has approved the transfer of the inventory according to the terms of the settlement agreement, we will cancel these letters of credit and issue a new letter of credit for the guaranteed minimum payment previously described.

Facility fees and interest rates under the Revolving Credit Agreement are determined on the basis of the company's credit rating from Standard & Poor's. In June 2008, Standard & Poor's re-affirmed the company’s rating as investment grade BBB- with an outlook of stable. We believe this is a favorable rating for a company of our size. Under the terms of the Revolving Credit Agreement, if this rating should decrease, the effect would be to increase facility fees as well as the interest rates charged. The financial covenants related to the Revolving Credit Agreement include a requirement that the company have i) EBITDA, at least equal to 300 percent of net interest expense, on the basis of a rolling four quarters and ii) a ratio of consolidated total indebtedness to total capitalization of not more than 55 percent. The agreement also incorporates a financial covenant which provides that if the company's EBITDA to net interest expense ratio is less than 6 to 1, the ratio of i) accounts receivable and inventory for certain Kaman subsidiaries to ii) the company's consolidated total indebtedness cannot be less than 1.6 to 1. We remained in compliance with those financial covenants as of and for the quarter ended September 26, 2008.

Other Sources/Uses of Capital
We will make a cash contribution of approximately $7.0 million to our tax-qualified defined benefit pension plan for the 2008 plan year, of which $3.5 million was made through the third quarter of 2008. Additionally during 2008, we will pay approximately $14.0 million in SERP payments, a large portion of which were made in February and August 2008 to our former CEO for his final lump sum SERP payment. Total SERP payments through the third quarter of 2008 were $13.1 million.  For the 2007 plan year, we made a contribution of $10.0 million to our tax-qualified defined benefit pension plan and $2.4 million in payments for our SERP.

In November 2000, the company's board of directors approved a replenishment of the company's stock repurchase program, providing for repurchase of an aggregate of 1.4 million common shares for use in administration of the company's stock plans and for general corporate purposes. There were no shares repurchased during the first nine months of 2008.

VI. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations
There has been no material change outside the ordinary course of business in the company's contractual obligations during the third quarter of 2008. Please see the company's Form 10-K for the year ended December 31, 2007 for a discussion of its contractual obligations.

Off-Balance Sheet Arrangements
There has been no material change in the company's off-balance sheet arrangements during the third quarter of 2008. Please see the company's Form 10-K for the year ended December 31, 2007 for a discussion of such arrangements.

VII. RECENT ACCOUNTING STANDARDS
A summary of recent accounting standards is included in Note 1, Basis of Presentation, of the Notes to Condensed Consolidated Financial Statements, which is included in Item 1, Financial Statements, of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the company’s exposure to market risk during the third quarter of 2008. Please see the company’s Form 10-K for the year ended December 31, 2007 for a discussion of the company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 26, 2008. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 26, 2008, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During 2008, the company acquired Industrial Supply Corporation and Brookhouse Holdings Limited. While the company is beginning the process of incorporating its controls and procedures into these businesses, management has not yet performed documentation, evaluation and testing of internal controls over financial reporting at those subsidiaries. Industrial Supply Corporation and Brookhouse Holdings Limited will not be included in the company’s assessment of internal controls over financial reporting as of December 31, 2008.

Changes in Internal Controls

There were no other changes in internal controls over financial reporting at the company that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Kaman Corporation and Subsidiaries
Part II – Other Information

Item 1A. Risk Factors
Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to, those set forth below, any one of which could cause our actual results to vary materially from recent results or anticipated future results. Information regarding risk factors appears in Part I – Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2007. We have added a discussion of the current economic downturn and the impact it may have on us as well as the potential impact of the Boeing Company IAM strike.  Other risk factors that were added during 2008 include a discussion of our risk related to goodwill impairment as well as our updated discussion relative to the Deed of Settlement with the Commonwealth of Australia regarding the Australia SH-2G(A) program. Other than these changes, there have not been any material changes to the risk factors disclosed in Item 1A of our Form 10-K for 2007.

The current economic conditions may have an impact on our future operating results.

With the current economic downturn in the financial markets, the company’s operating results and liquidity may be impacted in several ways including:

-	the inability to obtain further bank financing, which may limit our ability to fully execute our strategy in the short term;
-	higher interest rates on current borrowings which would limit our free cash flow;
-	changes in the relationship between the US dollar and the Euro and British Pound could positively or negatively impact our financial results;
-	a decrease in the market value of our pension assets which could lead to increased pension expense and contributions in future years;
-	less activity relative to capital projects and planned expansions;
-	increased bad debt reserves or slower payments from customers; and,
-
less order activity from our customers particularly in the Industrial Distribution and Specialty Bearings segments, which would result in lower operating profits as well as less absorption due to the decreased business base.

We are currently evaluating opportunities for future financing, monitoring current borrowing rates, routinely reviewing overdue receivables and working with our customers to ensure a minimal impact on our businesses.

The Boeing Company IAM strike could have an impact on certain of our aerospace segments.

Although our aerospace segments provide a wide variety of products to many different customers in both the commercial and military markets, certain segments may be impacted by the IAM strike at Boeing.  In particular, our Aerostructures segment provides fixed wing trailing edge assemblies for the Boeing 777 and 767. This is our third largest program at the Aerostructures Jacksonville facility.  Shipments under this program may be delayed from the fourth quarter of 2008 despite the resolution of the strike since delivery schedules may have shifted.  Additionally, sales in support of Boeing aircraft, through direct contracts and subcontract work, including aftermarket are approximately 25%-30% of the Specialty Bearings segment’s work.  The strike could have an impact on this segment’s sales for the rest of 2008 as current orders are pushed out and future orders are delayed.

Overall, the company does not believe that the strike will have a significant impact on our overall financial performance as we believe that we have sufficient business with customers other than Boeing.

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

During the second quarter of 2008, we performed an impairment test with respect to the goodwill recorded by our Aerostructures segment in connection with the acquisition of our Wichita facility. This mid-year analysis was deemed to be necessary due to certain significant developments that resulted in decreased expectations regarding future sales and operating income to be generated by the Wichita facility, as well as a significant increase in the level of our investment in that operation as of June 27, 2008. Based upon the results of our analysis, we recorded an impairment charge of $7.8 million and eliminated the Aerostructures goodwill from our balance sheet as of the second quarter of 2008.

Although we have made significant progress on the JPF fuze program recently, we performed a similar interim analysis, as of June 27, 2008, with respect to the goodwill recorded in connection with the acquisition of our Precision Products Orlando facility. This facility has experienced a variety of design and production issues associated with the JPF fuze program, which is forecasted to be its principal source of revenues and earnings in the near term, as well as increased inventory levels. Based upon the results of our analysis we have concluded the goodwill recorded by the Precision Products segment has not been impaired. We will continue to monitor this facility’s performance in the future.

We have entered into a Deed of Settlement with the Commonwealth of Australia, which terminates the Australia SH-2G (A) program with a mutual release of claims.

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

We have already begun to actively market these aircraft to interested customers to minimize the impact of these risks going forward.

Our financial performance is largely dependent on the conditions of the aerospace industry.

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

The price volatility and availability of raw materials could increase our operating costs and adversely impact our profits.

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

These factors could have a material adverse effect on our business, financial condition and operating results. Consideration paid for any future acquisitions could include our stock or require that we incur additional debt and contingent liabilities. As a result, future acquisitions could cause dilution of existing equity interests and earnings per share. Before we enter into any acquisition, we perform significant due diligence to ensure the potential acquisition fits with our strategic objectives. In addition, we try to have adequate resources to transition the newly acquired company efficiently.

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

Our financial results may be affected by the outcome of legal proceedings and other contingencies that cannot be predicted. In accordance with generally accepted accounting principles, if a liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time, we will make an estimate of material loss contingencies and establish reserves based on our assessment. Subsequent developments in legal proceedings may affect our assessment. The estimates of a loss contingency recorded in our financial statements could adversely affect our results of operations in the period in which a liability would be recognized. This could also have an adverse impact on our cash flows in the period during which damages would be paid. As of September 26, 2008, the company does not have any loss contingency recorded with respect to any pending litigation, as we do not believe that we have met the criteria to establish such a liability for any pending litigation matter.

We rely upon growth in our Industrial Distribution segment through development of national account relationships.

Over the past several years, more companies have begun to consolidate their purchases of industrial products, resulting in their doing such business with only a few major distributors rather than a large number of vendors. Through our national accounts strategy we have worked hard to develop the relationships necessary to be one of those major suppliers. Competition relative to these types of arrangements is significant. If we are not awarded additional national accounts in the future, or if existing national account agreements are not renewed, our sales volume could be negatively impacted which may result in lower gross margins and weaker operating results. Additionally, national accounts typically require an increased level of customer service as well as investments in the form of opening of new branches to meet our customers’ needs. The cost and time associated with these activities could be significant and if the relationship is not maintained we could ultimately not make a return on these investments. One of our key strategies has been to increase our national account presence. Thus far, we have been successful with our strategy with the addition of several new large national accounts since late 2006. We will continue to focus on this endeavor through 2008 and beyond.

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

We have experienced, and may in the future experience, significant fluctuations in our quarterly operating results that may be caused by many factors. These factors include but are not limited to:

•	Changes in demand for our products;
•	Introduction, enhancement or announcement of products by us or our competitors;
•	Market acceptance of our new products;
•	The growth rates of certain market segments in which we compete;
•	Size and timing of significant orders;
•	Budgeting cycles of customers;
•	Mix of distribution channels;
•	Mix of products and services sold;
•	Mix of international and North American revenues;
•	Fluctuations in currency exchange rates;
•	Changes in the level of operating expenses;
•	Changes in our sales incentive plans;
•	Inventory obsolescence;
•	Accrual of contract losses;
•	Fluctuations in oil and utility costs;
•	Completion or announcement of acquisitions by us or our competitors; and
•	General economic conditions in regions in which we conduct business.

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

FORWARD-LOOKING STATEMENTS
This report may contain forward-looking information relating to the company's business and prospects, including the Aerospace and Industrial Distribution businesses, operating cash flow, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of competitions for government programs and thereafter contract negotiations with government authorities, both foreign and domestic; 2) political conditions in countries where the company does or intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) domestic and foreign economic and competitive conditions in markets served by the company, particularly the defense, commercial aviation and industrial production markets; 5) risks associated with successful implementation and ramp up of significant new programs; 6) management's success in resolving operational issues at the Aerostructures Wichita facility, including successful negotiation of the Sikorsky Canadian MH-92  program; 7) successful implementation of the Deed of Settlement agreed upon with the Commonwealth of Australia, which terminates the Australia SH-2G (A) program with a mutual release of claims; 8) receipt and successful execution of production orders for the JPF U.S. government contract, including the exercise of all contract options, successful negotiation of price increases with the U.S. government, and receipt of orders from allied militaries, as all have been assumed in connection with goodwill impairment evaluations; 9) satisfactory resolution of the company’s litigation with the U.S. Army procurement agency relating to the FMU-143 program; 10) continued support of the existing K-MAX helicopter fleet, including sale of existing K-MAX spare parts inventory; 11) cost growth in connection with environmental remediation activities at the Bloomfield, Moosup and New Hartford, CT facilities; 12) profitable integration of acquired businesses into the company's operations; 13) changes in supplier sales or vendor incentive policies; 14) the effect of price increases or decreases; 15) pension plan assumptions and future contributions; 16) future levels of indebtedness and capital expenditures; 17) continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs therefore; 18) the effects of currency exchange rates and foreign competition on future operations; 19) changes in laws and regulations, taxes, interest rates, inflation rates, general business conditions and other factors; and 20) other risks and uncertainties set forth in the company's annual, quarterly and current reports, and proxy statements. Any forward-looking information provided in this report should be considered with these factors in mind. The company assumes no obligation to update any forward-looking statements contained in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities

In November 2000, the company's board of directors approved a replenishment of the company's stock repurchase program providing for repurchase of an aggregate of 1.4 million common shares for use in administration of the company's stock plans and for general corporate purposes.

The following table provides information about purchases of common shares by the company during the three months ended September 26, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publically Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan

6/28/2008
7/25/2008	-	-	269,611	1,130,389

7/26/2008
8/22/2008	-	-	269,611	1,130,389

8/23/2008
9/26/2008	-	-	269,611	1,130,389

Item 6. Exhibits

10(a)(i)	Kaman Corporation 2003 Stock Incentive Plan effective November 1, 2003, as amended effective September 23, 2008

10(b)(i)	Kaman Corporation Employees Stock Purchase Plan as amended effective September 23, 2008

10.1	Term Loan Credit Agreement dated as of October 29, 2008 among Kaman Corporation, the banks listed therein, The Bank of Nova Scotia and Bank of America, N.A., as the Co-Administrative Agents for the Banks filed as Exhibit 10.1 to Form 8-K filed on October 30, 2008

10.2	Amendment No. 3 to Revolving Credit Agreement dated as of October 29, 2008 among Kaman Corporation, the banks listed theein, The Bank of Nova Scotia and Bank of America, N.A., as the Co-Administrative Agents for the Banks filed as Exhibit 10.2 to Form 8-K filed on October 30, 2008

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Kaman Corporation and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAMAN CORPORATION
Registrant

Date: October 30, 2008	By: /s/ Neal J. Keating
Neal J. Keating
Chairman, President and
Chief Executive Officer
(Duly Authorized Officer)

Date: October 30, 2008	By: /s/ Robert M. Garneau
Robert M. Garneau
Executive Vice President and
Chief Financial Officer

Kaman Corporation and Subsidiaries

Index to Exhibits

Exhibit 10(a)(i)	Kaman Corporation 2003 Stock Incentive Plan effective November 1, 2003, as amended effective September 23, 2008	Attached

Exhibit 10(b)(i)	Kaman Corporation Employees Stock Purchase Plan as amended effective September 23, 2008	Attached

Exhibit 10.1	Term Loan Credit Agreement dated as of October 29, 2008 among Kaman Corporation, the banks listed therein, The Bank of Nova Scotia and Bank of America, N.A., as the Co-Administrative Agents for the Banks filed as Exhibit 10.1 to Form 8-K filed on October 30, 2008	By reference

Exhibit 10.2	Amendment No. 3 to Revolving Credit Agreement dated as of October 29, 2008 among Kaman Corporation, the banks listed theein, The Bank of Nova Scotia and Bank of America, N.A., as the Co-Administrative Agents for the Banks filed as Exhibit 10.2 to Form 8-K filed on October 30, 2008	By reference

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934	Attached

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934	Attached

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached