Form 10-K
period 2008-12-31
KAMAN CORP
filed 2009-02-26
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

The aggregate market value on June 27, 2008 (the last business day of the Company’s most recently completed second quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock, was approximately $570,226,767.

At January 30, 2009, there were 25,479,150 shares of Common Stock outstanding.

Documents Incorporated Herein By Reference
Portions of our definitive proxy statement for our 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Kaman Corporation
Index to Form 10-K

PART I

ITEM 1.                  BUSINESS

GENERAL

Kaman Corporation, headquartered in Bloomfield, Connecticut, was incorporated in 1945. We are a diversified company that conducts business in the aerospace and industrial distribution markets. We report information for ourselves and our subsidiaries (collectively, the "Company") in five business segments. They are Industrial Distribution and four reporting segments within the aerospace industry: Aerostructures, Precision Products, Helicopters, and Specialty Bearings (collectively, the “Aerospace Segments”).

A discussion of 2008 developments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K.

Aerostructures Segment

The Aerostructures segment has been a supplier of commercial and military aircraft structures and subsystems for over 50 years. Our product portfolio currently consists of metallic and composite detail parts, minor and major subassemblies, flight control surfaces, composite interiors and fuselage and wing structures. We offer a range of services from build-to-print manufacturing, to major structural assembly, to full production integration, including procurement and installation of wiring and sub-systems. We currently perform work on many major commercial and military platforms including the Boeing 767, 777 and 787, the Boeing C-17 and the Sikorsky UH-60. Other customers include Airbus, Bell Helicopter and BAE Systems. Operations are conducted at Kaman Aerospace Corporation’s (“KAC”) Aerostructures Division in Jacksonville, FL, at Plastic Fabricating Company, Inc. in Wichita, KS (“Aerostructures Wichita”) and at Brookhouse Holdings Ltd. in Darwen, Lancashire, United Kingdom and Hyde, Greater Manchester, United Kingdom (“Brookhouse”).

We have made, and continue to make, strategic investments in composite technology and machining capabilities. This combined with the expansion of our supply chain and program management organizations as well as a commitment to achieving operational excellence allows us to offer our customers an integrated solution for their aerostructures needs.

Precision Products Segment (formerly the Fuzing Segment)

The Precision Products segment manufactures products for military and commercial markets, primarily related to military safe, arm and fuzing devices for several missile and bomb programs; as well as precision non-contact measuring systems for industrial and scientific use; and high reliability memory systems for airborne, shipboard, and ground-based programs. One of our key programs is the Joint Programmable Fuze (FMU-152 A/B) used in the MK80 series bombs, BLU-109, and in conjunction with JDAM and Paveway weapon kits.

Our capabilities include the design, development, test and manufacture of fuzing products. Our year round test facility is equipped with projectile velocity measurement equipment, projectile impact media, high-speed photographic equipment and lighting for night firing and tests. Principal customers include the U.S. military, Boeing, Lockheed Martin and Raytheon. Operations are conducted at KAC’s Precision Products Division in Middletown, CT and Tucson, AZ and at Kaman Precision Products, Inc. in Orlando, FL (“KPP Orlando”).

Helicopters Segment

The Helicopters segment, with our manufacturing capabilities and highly experienced people, markets our helicopter engineering expertise and performs subcontract work for other prime aerospace manufacturers. This includes the designing, testing, certifying, and delivery of major assemblies, complex components, subassemblies, and detail parts. We also refurbish, provide upgrades for and otherwise support Kaman SH-2G maritime helicopters operating with foreign militaries. Our K-MAX® “aerial truck” helicopter is used to perform repetitive external lifting and is operated by commercial customers in several countries for logging, fire fighting and various construction projects. The SH-2G aircraft is currently in service with the Egyptian Air Force and the New Zealand and Polish Navies. Operations are primarily conducted at KAC’s Helicopters Division in Bloomfield, Connecticut.

Specialty Bearings Segment

The Specialty Bearings segment manufactures high-performance mechanical products used primarily in aviation. These products are used as original equipment and/or specified as replacement parts by the manufacturers of nearly every military and commercial aircraft manufactured in North and South America and Europe. Our engineering services are available for unique high performance applications requiring innovation and advanced technology. We operate highly automated manufacturing facilities that allow us to produce our products reliably and efficiently. These products are primarily proprietary self-lubricating ball and roller bearings for aircraft flight controls, turbine engines, and landing gear; driveline couplings for helicopters; self-lubricated bearings for hydropower installations, ships and submarines; and composite “flyer bows” used in the wire industry. The range of Specialty Bearings’ products includes:

•	KAron® Bearings - self-lubricating bearings for aircraft and marine use;
•	FraSlip® Bearings - self-lubricating bearings for aircraft and industrial use;
•	KAron® Hydropower Bearings - ideally suited for demanding hydropower applications;
•	KAflex® Couplings - driveshafts and couplings used in helicopters;
•	Deep groove and self lubricating spherical ball and roller bearings for aircraft and industrial use; and
•	Composite Flyer Bows - high-strength processing devices for the wire making industry including the Back Bone® Bow.

Operations for the Specialty Bearings segment are conducted at Kamatics Corporation in Bloomfield, Connecticut and RWG Frankenjura-Industrie Flugwerklager GmbH in Dachsbach, Germany.

Industrial Distribution Segment

Kaman Industrial Technologies Corporation (“KIT”) brings our commitment to technological leadership and value-added services to the Industrial Distribution business. The Industrial Distribution segment is the third largest power transmission/motion control industrial distributor in North America. We provide products including bearings, mechanical and electrical power transmission, fluid power, motion control and materials handling components to a broad spectrum of industrial markets throughout North America. Locations consist of nearly 200 branches, distribution centers and call centers across the United States (including Puerto Rico) and in Canada and Mexico. We offer approximately three million items, as well as value-added services, to a base of approximately 50,000 customers representing a highly diversified cross section of North American industry.  Subsidiaries of KIT include Kaman Industrial Technologies, Ltd., Delamac de Mexico, S.A. de C.V., Industrial Supply Corporation & Industrial Rubber and Mechanics, Inc.

Divestiture of the Music Segment

On December 31, 2007, we completed the sale of all of the capital stock of our wholly owned subsidiary, Kaman Music Corporation, to Fender Musical Instruments Corporation (“FMIC” or “Fender”). Pursuant to the terms of the stock purchase agreement, as amended, we received $119.5 million in cash.

FINANCIAL INFORMATION ABOUT OUR SEGMENTS

Financial information about our segments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 21, Segment and Geographic Information, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

PRINCIPAL PRODUCTS AND SERVICES

The following is information for the three preceding years concerning the percentage contribution of each business segment's products and services to consolidated net sales from continuing operations:

	Years Ended December 31,
	2008	2007	2006
Aerostructures	11.8%	9.4%	7.9%
Precision Products	9.4%	8.1%	7.2%
Helicopters	5.5%	6.6%	7.1%
Specialty Bearings	11.3%	11.4%	10.7%
Subtotal Aerospace	38.0%	35.5%	32.9%
Industrial Distribution	62.0%	64.5%	67.1%
Total	100.0%	100.0%	100.0%

AVAILABILITY OF RAW MATERIALS

While we believe we have sufficient sources for the materials, components, services and supplies used in our manufacturing, we are highly dependent on the availability of essential materials, parts and subassemblies from our suppliers and subcontractors. The most important raw materials required for our aerospace products are aluminum (sheet, plate, forgings and extrusions), titanium, nickel, copper and composites. Many major components and product equipment items are procured or subcontracted on a sole-source basis with a number of domestic and non-U.S. companies. Although alternative sources generally exist for these raw materials, qualification of the sources could take a year or more. We are dependent upon the ability of a large number of suppliers and subcontractors to meet performance specifications, quality standards and delivery schedules at anticipated costs. While we maintain an extensive qualification system to control risk associated with such reliance on third parties, failure of suppliers or subcontractors to meet commitments could adversely affect production schedules and contract profitability, while jeopardizing our ability to fulfill commitments to our customers. Although high prices for some raw materials important to some of our businesses (steel, copper, aluminum, titanium and nickel) may cause margin and cost pressures, we do not foresee any near term unavailability of materials, components or supplies that would have an adverse effect on our business, or on any of our business segments. For further discussion of the possible effects of changes in the cost or availability of raw materials on our business, see Item 1A, Risk Factors, in this Form 10-K.

PATENTS AND TRADEMARKS

We hold patents and trademarks reflecting functional, design and technical accomplishments in a wide range of areas covering both basic production of certain aerospace products as well as highly specialized devices and advanced technology products in defense related and commercial fields.

Although the company's patents and trademarks enhance our competitive position, we believe that none of such patents or trademarks is singularly or as a group essential to our business as a whole. We hold or have applied for U.S. and foreign patents with expiration dates that range through the year 2025.

Registered trademarks of Kaman Corporation include KAflex, KAron, and K-MAX. In all, we maintain 26 U.S. and foreign trademarks.

BACKLOG

Our entire backlog is attributable to the Aerospace Segments. We anticipate that approximately 63.4% of our backlog at the end of 2008 will be performed in 2009. Approximately 68.3% of the backlog at the end of 2008 is related to U.S. Government contracts or subcontracts, which include government orders that are firm but not yet funded and contracts that are awarded but not yet signed. Virtually all of these government contracts or subcontracts have been signed.

Total backlog, the portion of the backlog we expect to complete in 2009, and the portion of the backlog represented by U.S. Government contracts for each of the Aerospace Segments, are as follows:

	Total Backlog at December 31, 2008
	Amount, in thousands	% U.S. Government	2008 Backlog to be completed in 2009	Total Backlog at December 31, 2007	Total Backlog at December 31, 2006
			(in thousands)
Aerostructures	$260,771	77.3%	$138,713	$130,598	$84,178
Precision Products	151,552	92.8%	95,734	140,872	169,742
Helicopters	45,416	50.1%	36,242	106,269	116,028
Specialty Bearings	92,997	12.4%	78,432	96,790	80,646
Total	$550,736	68.3%	$349,121	$474,529	$450,594

GOVERNMENT CONTRACTS

During 2008, approximately 94.0% of the work performed by the company directly or indirectly for the U.S. government was performed on a fixed-price basis and the balance was performed on a cost-reimbursement basis. Under a fixed-price contract, the price paid to the contractor is negotiated at the outset of the contract and is not generally subject to adjustment to reflect the actual costs incurred by the contractor in the performance of the contract. Cost reimbursement contracts provide for the reimbursement of allowable costs and an additional negotiated fee.

The company's U.S. government contracts and subcontracts contain the usual required provisions permitting termination at any time for the convenience of the government with payment for work completed and associated profit at the time of termination.

COMPETITION

The Aerospace Segments operate in a competitive environment with many other domestic and foreign organizations and are affected by the political and economic circumstances of their potential foreign customers.

The Aerostructures segment competes for aircraft structures and components business on the basis of price, product quality, and performance.

The Precision Products segment competes for its business primarily on the basis of technical competence, product quality, price, its experience as a developer and manufacturer of such products for particular applications and the availability of facilities, equipment and personnel.

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

The Industrial Distribution segment competes for business with several other national distributors, two of which are substantially larger, and with many regional and local organizations. Competitive forces have intensified due to the increasing importance of large national accounts and the increasing consolidation in supplier relationships. We compete for business on the basis of price, performance and value added services that we are able to provide as one of the largest national distributors in North America.

RESEARCH AND DEVELOPMENT EXPENDITURES

Government sponsored research expenditures (which are included in cost of sales) were $6.3 million in 2008, $2.6 million in 2007, and $4.4 million in 2006. Independent research and development expenditures (which are included in selling, general and administrative expenses) were $4.2 million in 2008, $3.3 million in 2007, and $3.3 million in 2006.

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

Such studies and investigations are ongoing at the company's Bloomfield and Moosup, Connecticut facilities.  Voluntary remediation activities have been undertaken at the Moosup facility. In connection with the company's 2008 purchase of the Bloomfield facility formerly owned by the federal government, we continue the process of identifying various remediation activities that we will undertake in connection with that purchase, which relate principally to items that are required under the Connecticut Transfer Act (the Act) as a result of the transfer of ownership of the property.  This item is discussed in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Helicopters Segment, and in Item 2, Properties, in this Form 10-K.

Also, in preparation for disposition of the Moosup facility, we have sought and obtained the conditional approval of the State of Connecticut Department of Environmental Protection (“CTDEP”) to a reclassification of the groundwater in the vicinity to be consistent with the industrial character of the area. The company has substantially completed work related to such ground water reclassification (including connection of certain neighboring properties to public drinking water) in coordination with CTDEP and local authorities.

In connection with the sale of the Music segment in 2007, the company assumed responsibility for meeting certain requirements of the Act that applied to our transfer of the New Hartford, Connecticut, facility formerly leased by that segment for guitar manufacturing purposes ("Ovation"). Under the Act, those responsibilities essentially consist of assessing the site's environmental conditions and remediating environmental impairments, if any, caused by Ovation's operations prior to the sale. The site is a multi-tenant industrial park, in which Ovation and other unrelated entities lease space. The environmental assessment process began in 2008 and will continue during 2009. The company's estimate of our portion of the cost to assess the environmental conditions and remediate this site is $2.2 million, unchanged from previously reported estimates.

Additionally, we have accrued $2.4 million for environmental compliance at our recently acquired Brookhouse facilities. We are in the early stages of assessing the work that may be required, which may result in a change to this accrual.

With respect to all other matters that may currently be pending, in the opinion of management, based on our analysis of relevant facts and circumstances, compliance with relevant environmental protection laws is not likely to have a material adverse effect upon our capital expenditures, earnings or competitive position. In arriving at this conclusion, we have taken into consideration site-specific information available regarding total costs of any work to be performed, and the extent of work previously performed. Where we have been identified as a “potentially responsible party” (PRP) by environmental authorities at a particular site, we, using information available to us, have also reviewed and considered a number of other factors, including: (i) the financial resources of other PRPs involved in each site, and their proportionate share of the total volume of waste at the site; (ii) the existence of insurance, if any, and the financial viability of the insurers; and (iii) the success others have had in receiving reimbursement for similar costs under similar insurance policies issued during the periods applicable to each site. No such matters were outstanding at the end of 2008.

EMPLOYEES

As of December 31, 2008, the company employed 4,294 individuals throughout its business segments and corporate headquarters.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Financial information about geographic areas is included in Note 21, Segment and Geographic Information, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

We also make available, free of charge on our website, the Certificate of Incorporation, By–Laws, Governance Principles and all Board of Directors' standing Committee Charters (including Audit, Corporate Governance, Personnel & Compensation and Finance). These documents are posted on our website at www.kaman.com — select the “Corporate Governance” link.

The information contained in our website is not intended to be incorporated into this Form 10-K.

Item 1A. Risk Factors

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to, those set forth below, any one of which could cause our actual results to vary materially from recent results or anticipated future results.

Current economic conditions may have an impact on our future operating results.

With the current economic downturn, the Company’s operating results and liquidity may be impacted in several ways, including:

-	the inability to obtain further bank financing, which may limit our ability to fully execute our strategy in the short term;
-	higher interest rates on future borrowings, which would limit our free cash flow;
-	a reduction of the value of our pension plan investments and the associated impact on required contributions and plan expense;
-
changes in the relationships between the U.S. Dollar and the Euro, the British Pound, the Australian Dollar, the Mexican Peso and the Canadian Dollar, which could positively or negatively impact our financial results;

-	less activity relative to capital projects and planned expansions;
-	increased bad debt reserves or slower payments from customers;
-
decreased order activity from our customers particularly in the Industrial Distribution and Specialty Bearings segments, which would result in lower operating profits as well as less absorption of fixed costs due to the decreased business base; and

-	the ability of our suppliers to meet our demand requirements, maintain the pricing of their products, or continue operations, which may require us to find and qualify new suppliers.

To mitigate these risks, we continually evaluate opportunities for future financing, monitor current borrowing rates, review our receivables to maximize collectability and monitor the stability of our supply chain. We recently executed a term loan credit agreement, as more fully described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our financial performance is significantly influenced by the conditions of the aerospace industry.

The combined Aerospace Segments’ results are directly tied to economic conditions in the commercial aviation and defense industries. As a result, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled, which could put a portion of our backlog at risk. Additionally, a significant amount of work that we perform under contract tends to be for a few large customers.

The commercial aviation industry tends to be cyclical, and capital spending by airlines and aircraft manufacturers may be influenced by a variety of factors including current and future traffic levels, aircraft fuel pricing, labor issues, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, worldwide airline profits and backlog levels.

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

The company has several significant long-term contracts either directly with the U.S. government or where it is the ultimate customer, including the Sikorsky BLACK HAWK cockpit program, the JPF program, and the Boeing C-17 and A-10 programs. These contracts are subject to unique risks, some of which are beyond our control. Examples of such risks include:

•
The U.S. Government may modify, curtail or terminate its contracts and subcontracts at its convenience without prior notice, upon payment for work done and commitments made at the time of termination. Modification, curtailment or termination of our major programs or contracts could have a material adverse effect on our future results of operations and financial condition.

•
Our U.S. Government business is subject to specific procurement regulations and other requirements. These requirements, although customary in U.S. Government contracts, increase our performance and compliance costs. These costs might increase in the future, reducing our margins, which could have a negative effect on our financial condition. Although we have procedures to comply with these regulations and requirements, failure to do so could lead to suspension or debarment, for cause, from U.S. Government contracting or subcontracting for a period of time and could have a negative effect on our reputation and ability to receive other U.S. Government contract awards in the future.

•
The costs we incur on our U.S. Government contracts, including allocated indirect costs, may be audited by U.S. Government representatives. Any costs found to be improperly allocated to a specific contract would not be reimbursed, and such costs already reimbursed would have to be refunded. We normally negotiate with the U.S. Government representatives before settling on final adjustments to our contract costs. We have recorded contract revenues based upon results we expect to realize upon final audit. However, we do not know the outcome of any future audits and adjustments and we may be required to reduce our revenues or profits upon completion and final negotiation of these audits. Although we have instituted controls intended to assure our compliance, if any audit reveals the existence of improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government.

•
We are from time to time subject to certain routine U.S. Government inquiries and investigations of our business practices due to our participation in government contracts. Any adverse finding associated with such an inquiry or investigation could have a material adverse effect on our results of operations and financial condition. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Precision Products Segment, Warranty and Contract-Related Matters, for discussion of U.S. Government inquiries and investigations.

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

Our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas and we may not have the technology, cost structure, or available resources to effectively compete with them. We believe that developing and maintaining a competitive advantage will require continued investment in product development, engineering, supply chain management and sales and marketing, and we may not have enough resources to make the necessary investments to do so.

Further, our significant customers have in the past used, and may attempt in the future, to use their position to negotiate a reduction in price of a particular product regardless of the terms of an existing contract.

For these reasons, we may not be able to compete successfully in this market or against such competitors; however, our strategies for our aerospace segments should allow us to continue to effectively compete for key contracts and customers.

We could be negatively impacted by the loss of key suppliers, lack of product availability, or changes in supplier programs that could adversely affect our operating results.

Our business depends on maintaining sufficient supply of various products to meet our customers’ demands. We have several long-standing relationships with key suppliers but these relationships are non-exclusive and could be terminated by either party. If we lost a key supplier, or were unable to obtain the same levels of deliveries from these suppliers and were unable to supplement those purchases with products obtained from other suppliers, it could have a material adverse effect on our business. Supply interruptions could arise from shortages of raw materials, labor disputes or weather conditions affecting suppliers’ production, transportation disruptions, or other reasons beyond our control. Even if we continue with our current supplier relationships, high demand for certain products may result in us being unable to meet our customers’ demands, which could put us at a competitive disadvantage. Additionally our key suppliers could also increase pricing of their products, which would negatively affect our operating results if we were not able to pass these price increases through to our customers. We engage in strategic inventory purchases during the year, negotiate long-term vendor supply agreements and monitor our inventory levels to ensure that we have the appropriate inventory on hand to meet our customers’ requirements.

The price volatility and availability of raw materials could increase our operating costs and adversely impact our profits.

We rely on foreign and domestic suppliers and commodity markets to secure raw materials used in many of the products we manufacture within the combined Aerospace Segments or sell within our Industrial Distribution segment. This exposes us to volatility in the price and availability of raw materials. In some instances, we depend upon a single source of supply. A disruption in deliveries from our suppliers, price increases, or decreased availability of raw materials or commodities could adversely affect our ability to meet our commitments to customers. This could also have an impact on our operating costs as well as our operating income. We base our supply management process on an appropriate balancing of the foreseeable risks and the costs of alternative practices. We also try to pass on increases in our costs but our ability to do so depends on contract terms and market conditions. Raising our prices could result in decreased sales volume, which could significantly reduce our profitability. All of these factors may have an adverse effect on our results of operations or financial condition. To mitigate these risks, we negotiate long-term agreements for materials, when possible.

Estimates of future costs for long-term contracts impact our current operating results and profits.

For long-term contracts, we generally recognize sales and gross margin based on the percentage-of-completion method of accounting. This method allows for revenue recognition as our work progresses on a contract.

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

Because of the significance of the judgments and estimation processes, it is likely that materially different sales and profit amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect future financial performance. We perform quarterly reviews of our long-term contracts to address and lessen the effects of these risks.

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

As part of our business strategy, we have made, and expect to continue to make, acquisitions of businesses or investments in companies that offer complementary products, services and technologies. Such acquisitions or investments involve a number of risks, including:

•	Assimilating operations and products may be unexpectedly difficult;
•	Management’s attention may be diverted from other business concerns;
•	We may enter markets in which we have limited or no direct experience;
•	We may lose key employees of an acquired business;
•	We may not realize the value of the acquired assets relative to the price paid; and
•	Despite our due diligence efforts, we may not succeed at quality control or other customer issues.

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

Our results of operations could be adversely affected by impairment of our goodwill or other intangible assets.

When we acquire a business, we record goodwill equal to the excess of the amount we pay for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business we acquire. The Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which provides that goodwill and other intangible assets that have indefinite useful lives must be tested at least annually for impairment. SFAS 142 also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. SFAS 142 requires management to make certain estimates and assumptions when allocating goodwill to reporting units and determining the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is generally determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we generally perform our impairment tests annually as of December 31, using initial annual forecast information. Impairments, if any, are recognized as operating expenses.

If at any time we determine an impairment has occurred, we are required to reflect the reduction in value as an expense within operating income, resulting in a reduction of earnings in the period such impairment is identified and a corresponding reduction in our net asset value.

During the second quarter of 2008, our Aerostructures Wichita, Kansas facility continued to experience production and quality issues, which, along with circumstances unique to each contract, resulted in the separate termination of two long-term contracts with Spirit AeroSystems and Shenyang Aircraft Corporation.  These contracts, which represented significant work for the facility, were both loss contracts. In accordance with SFAS 142, we test goodwill for potential impairment annually as of December 31 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Due to the loss of the two major contracts as well as the continuing production and quality issues, management performed a goodwill impairment analysis for this reporting unit as of June 27, 2008. Based upon the results of our analysis, we recorded an impairment charge of $7.8 million and eliminated the Aerostructures goodwill from our balance sheet as of the end of the second quarter of 2008.

Although we have made significant progress on the JPF fuze program, we performed a similar interim analysis, as of June 27, 2008, with respect to the goodwill recorded in connection with the acquisition of KPP Orlando. This facility has experienced a variety of design and production issues associated with the JPF fuze program, which is forecasted to be its principal source of revenues and earnings in the near term, and that has led to increased inventory levels. Based upon the results of that analysis and the annual analysis performed during the fourth quarter of 2008, we have concluded the goodwill recorded for KPP Orlando has not been impaired. We will continue to monitor this facility’s performance in the future.

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

Our financial results may be affected by the outcome of legal proceedings and other contingencies that cannot be predicted. In accordance with generally accepted accounting principles, if a liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time, we will make an estimate of material loss contingencies and establish reserves based on our assessment. Subsequent developments in legal proceedings may affect our assessment. The estimates of a loss contingency recorded in our financial statements could adversely affect our results of operations in the period in which a liability would be recognized. This could also have an adverse impact on our cash flows in the period during which damages would be paid. As of December 31, 2008, we do not have any loss accrual recorded with respect to current litigation matters, as we do not believe that we have met the criteria to establish such a liability.

We have entered into a Deed of Settlement with the Commonwealth of Australia, which terminates the Australia SH-2G (A) program with a mutual release of claims.

Our agreement to accept the return of the aircraft and other inventory is subject to a variety of risks and uncertainties including but not limited to:

•	Proper valuation of the inventory;
•	The potential absence of a market for the aircraft and spare parts;
•	Risk of the inventory becoming obsolete over time resulting in the company recording a lower of cost or market adjustment;
•	The additional costs that may be necessary to store, maintain and track the inventory; and
•	The obligation to make payments to the Commonwealth of Australia in the future, regardless of aircraft sales.

We believe there is market potential for these aircraft and we have already begun to actively market them to interested potential customers.

The cost and effort to start up new programs could negatively impact our current operating results and profits.

In recent years, we have been ramping up several new programs as more fully discussed in Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K. The time required and cost incurred to ramp up a new program can be significant and includes nonrecurring costs for tooling, first article testing, finalizing drawings and engineering specifications and hiring new employees able to perform the technical work required. New programs can typically involve greater volume of scrap, higher costs due to inefficiencies, delays in production, and learning curves that are more extended than anticipated, all of which can impact current period results. We have been working with our customers and leveraging our years of experience to effectively ramp up these new programs.

We rely upon development of national account relationships for growth in our Industrial Distribution segment.

Over the past several years, more companies have begun to consolidate their purchases of industrial products, resulting in their doing business with only a few major distributors rather than a large number of vendors. Through our national accounts strategy we have worked hard to develop the relationships necessary to be one of those major suppliers. Competition relative to these types of arrangements is significant. If we are not awarded additional national accounts in the future, or if existing national account agreements are not renewed, our sales volume could be negatively impacted which may result in lower gross margins and weaker operating results. Additionally, national accounts typically require an increased level of customer service as well as investments in the form of opening of new branches to meet our customers’ needs. The cost and time associated with these activities could be significant and if the relationship is not maintained, we could ultimately not make a return on these investments. One of our key strategies has been to increase our national account presence. Thus far, we have been successful with our strategy with the addition of several new large national accounts since late 2006. We will continue to focus on this endeavor through 2009 and beyond.

Our revenue and quarterly results may fluctuate, which could adversely affect our stock price.

We have experienced, and may in the future experience, significant fluctuations in our quarterly operating results that may be caused by many factors. These factors include but are not limited to:

•	Changes in demand for our products;
•	Introduction, enhancement or announcement of products by us or our competitors;
•	Market acceptance of our new products;
•	The growth rates of certain market segments in which we compete;
•	Size, timing and shipment terms of significant orders;
•	Budgeting cycles of customers;
•	Mix of distribution channels;
•	Mix of products and services sold;
•	Mix of domestic and international revenues;
•	Fluctuations in currency exchange rates;
•	Changes in the level of operating expenses;
•	Changes in our sales incentive plans;
•	Inventory obsolescence;
•	Accrual of contract losses;
•	Fluctuations in oil and utility costs;
•	Completion or announcement of acquisitions by us; and
•	General economic conditions in regions in which we conduct business.

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

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking information relating to the company's business and prospects, including the Aerospace and Industrial Distribution businesses, operating cash flow, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of competitions for government programs and thereafter contract negotiations with government authorities, both foreign and domestic; 2) political conditions in countries where the company does or intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) domestic and foreign economic and competitive conditions in markets served by the company, particularly the defense, commercial aviation and industrial production markets; 5) risks associated with successful implementation and ramp up of significant new programs; 6) management's success in resolving operational issues at the Aerostructures Wichita facility, including successful negotiation of the Sikorsky Canadian MH-92  program; 7) successful resale of the aircraft, equipment and spare parts obtained in connection with the Australia  SH-2G (A) program termination;  8) receipt and successful execution of production orders for the JPF U.S. government contract, including the exercise of all contract options, successful negotiation of price increases with the U.S. government, and receipt of orders from allied militaries, as all have been assumed in connection with goodwill impairment evaluations; 9) satisfactory resolution of the company’s litigation with the U.S. Army procurement agency relating to the FMU-143 program; 10) continued support of the existing K-MAX helicopter fleet, including sale of existing K-MAX spare parts inventory; 11) cost growth in connection with environmental remediation activities at the Bloomfield, Moosup and New Hartford, CT facilities and our recently acquired Brookhouse facilities; 12) profitable integration of acquired businesses into the company's operations; 13) changes in supplier sales or vendor incentive policies; 14) the effects of price increases or decreases; 15) pension plan assumptions and future contributions; 16) future levels of indebtedness and capital expenditures; 17) continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs therefor; 18) the effects of currency exchange rates and foreign competition on future operations; 19) changes in laws and regulations, taxes, interest rates, inflation rates, general business conditions and other factors;  20) future repurchases and/or issuances of common stock; and 21) other risks and uncertainties set forth in the company's annual, quarterly and current reports, and proxy statements. Any forward-looking information provided in this report should be considered with these factors in mind. The company assumes no obligation to update any forward-looking statements contained in this report.

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                  PROPERTIES

Our facilities are generally suitable for, and adequate to serve, their intended uses. At December 31, 2008, our business segments occupied major facilities at the following principal locations:

Segment	Location	Property Type
Aerostructures	Jacksonville, Florida; Wichita, Kansas; Darwen, Lancashire, United Kingdom; Hyde, Greater Manchester, United Kingdom	Manufacturing & Office

Precision Products	Middletown, Connecticut; Orlando, Florida; Tuscon, Arizona	Manufacturing & Office

Helicopters	Bloomfield, Connecticut	Manufacturing, Office & Service Center

Specialty Bearings	Bloomfield, Connecticut; Dachsbach, Germany	Manufacturing & Office

Industrial Distribution (1)	Windsor, Connecticut; Ontario, California; Albany, New York; Savannah, Georgia; Salt Lake City, Utah; Louisville, Kentucky; Gurabo, Puerto Rico; Mexico City, Mexico; British Columbia, Canada	Distribution Centers & Office

Corporate	Bloomfield, Connecticut	Office

Square Feet	Total
Aerostructures segment	622,105
Precision Products segment	331,079
Helicopters segment	425,933
Specialty Bearings segment	201,481
Subtotal Aerospace Segments	1,580,598
Industrial Distribution segment	1,660,166
Corporate (2, 3)	619,556
Total	3,860,320

(1)	Branches for the Industrial Distribution segment are located across the United States, Puerto Rico, Canada and Mexico.

(2)
We occupy a 40 thousand square foot corporate headquarters building in Bloomfield, Connecticut and own another 76 thousand square foot mixed use building that is currently leased to Fender in connection with their acquisition of the Music segment on December 31, 2007. The maximum lease term is 2 years from the date of acquisition.

(3)
Approximately 500 thousand square feet of space included in the corporate square footage is attributable to a facility located in Moosup, Connecticut, that was closed in 2003 and is being held for disposition.

ITEM 3.                  LEGAL PROCEEDINGS

From time to time, the company is subject to various claims and suits arising out of the ordinary course of business, including commercial, employment and environmental matters. We do not expect that the resolution of these matters would have a material adverse effect on our consolidated financial position. Although not material, certain legal proceedings that relate to specific segments of our company are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 18, Commitments and Contingencies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Other legal proceedings or enforcement actions relating to environmental matters, if any, are discussed in the section of Item 1 entitled Compliance with Environmental Protection Laws.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET, DIVIDEND AND SHAREHOLDER INFORMATION

Our Common Stock is traded on the NASDAQ Global Market under the symbol "KAMN”.  As of January 30, 2009, there were 4,106 registered holders of our Common Stock. Holders of the company’s Common Stock are eligible to participate in the Mellon Investor Services Program administered by Mellon Bank, N.A. The program offers a variety of services including dividend reinvestment. A booklet describing the program may be obtained by contacting Mellon at (800) 227-0291 or via the web at www.melloninvestor.com.

The following table sets forth the high, low and closing sale prices per share of the Company’s Common Stock on the NASDAQ Global Market and the dividends declared for the periods indicated:

	NASDAQ Market Quotations (1)
	High	Low	Close	Dividend Declared
2008
First	$38.56	$22.08	$28.55	$0.140
Second	30.12	22.75	22.87	0.140
Third	33.88	21.15	29.96	0.140
Fourth	29.95	16.48	18.13	0.140
2007
First	$24.41	$21.38	$23.31	$0.125
Second	32.59	22.89	31.19	0.125
Third	37.64	29.54	34.56	0.140
Fourth	39.31	30.08	36.81	0.140

(1)	NASDAQ market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

ISSUER PURCHASES OF EQUITY SECURITIES

In November 2000, our board of directors approved a replenishment of the company's stock repurchase program providing for repurchase of an aggregate of 1.4 million shares of Common Stock for use in the administration of our stock plans and for general corporate purposes. The following table provides information about purchases of Common Stock by the company during the three months ended December 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publically Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan

September 27, 2008 - October 24, 2008	-	$-	-	1,130,389
October 25, 2008 - November 21, 2008	-	-	-	1,130,389
November 22, 2008 - December 31, 2008	-	-	-	1,130,389

Total	-		-

PERFORMANCE GRAPH

Following is a comparison of our total shareholder return for the period 2003 – 2008 compared to the S&P 600 Small Cap Index, the Russell 2000 Small Cap Index, and the NASDAQ Non-Financial Composite Index. The performance graph does not include a published industry or line-of-business index or peer group of similar issuers because during the performance period the Company was conducting operations in diverse lines of business and we do not believe a meaningful industry index or peer group can be reasonably identified. Accordingly, as permitted by regulation, the graph includes the S&P 600 Small Cap Index, the Russell 2000 Small Cap Index, both of which are comprised of issuers with generally similar market capitalizations to that of the company, and the NASDAQ Non-Financial index calculated by the exchange on which company shares are traded.

	2003	2004	2005	2006	2007	2008
Kaman	100.0	102.8	164.4	191.4	320.0	161.5
S&P 600	100.0	122.7	132.1	152.0	151.6	104.5
Russell 2000	100.0	118.3	123.7	146.4	144.2	95.4
NASDAQ Non-Financial	100.0	107.8	110.3	120.9	137.2	62.8

ITEM 6.                  SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL DATA
(in thousands except per share amounts, shareholders and employees)

	2008 [1]	2007 [2,7]	2006 [2]	2005 [2,3,4,5]	2004 [2,6]
OPERATIONS
Net sales from continuing operations	$1,253,595	$1,086,031	$991,422	$909,878	$834,191
Net gain (loss) on sale of product lines and other assets	221	2,579	(52)	(27)	199
Operating income (loss) from continuing operations	65,266	64,728	47,822	19,741	(23,615)
Earnings (loss) before income taxes from continuing operations	59,166	57,527	40,660	15,817	(28,225)
Income tax benefit (expense)	(24,059)	(21,036)	(16,017)	(10,743)	9,599
Net earnings (loss) from continuing operations	35,107	36,491	24,643	5,074	(18,626)
Net earnings from discontinued operations, net of taxes	-	7,890	7,143	7,954	6,804
Gain on disposal of discontinued operations, net of taxes	492	11,538	-	-	-
Net earnings (loss)	$35,599	$55,919	$31,786	$13,028	$(11,822)

FINANCIAL POSITION
Current assets	$486,516	$491,629	$513,231	$496,403	$468,406
Current liabilities	178,539	182,631	199,126	223,722	226,297
Working capital	307,977	308,998	314,105	272,681	242,109
Property, plant and equipment, net	79,476	53,645	49,954	46,895	46,538
Total assets	762,613	634,863	630,413	598,497	562,331
Long-term debt	87,924	11,194	72,872	62,235	18,522
Shareholders’ equity	274,271	394,526	296,561	269,754	284,170

PER SHARE AMOUNTS
Net earnings (loss) per share – basic from continuing operations	1.39	1.50	1.02	0.22	(0.82)
Net earnings (loss) per share – basic from discontinued operations	-	0.32	0.30	0.35	0.30
Net earnings (loss) per share – basic from disposal of discontinued operations	0.02	0.47	-	-	-
Net earnings (loss) per share – basic	$1.41	$2.29	$1.32	$0.57	$(0.52)

Net earnings (loss) per share – diluted from continuing operations	1.38	1.46	1.01	0.22	(0.82)
Net earnings (loss) per share – diluted from discontinued operations	-	0.31	0.29	0.35	0.30
Net earnings (loss) per share – diluted from disposal of discontinued operations	0.02	0.46	-	-	-
Net earnings (loss) per share – diluted	$1.40	$2.23	$1.30	$0.57	$(0.52)

Dividends declared	0.560	0.530	0.500	0.485	0.440
Shareholders’ equity	10.77	15.69	12.28	11.28	12.48

Market price range – High	38.56	39.31	25.69	24.48	15.49
Market price range – Low	16.48	21.38	15.52	10.95	10.71

AVERAGE SHARES OUTSTANDING
Basic	25,228	24,375	24,036	23,038	22,700
Diluted	25,512	25,261	24,869	23,969	22,700

GENERAL STATISTICS
Registered shareholders	4,107	4,186	4,468	4,779	5,192
Employees	4,294	3,618	3,906	3,712	3,581

(Footnotes on Following Page)

(Footnotes to Information on Preceding Page)

Included within certain annual results are a variety of unusual or significant items that may affect comparability. The most significant of such items are described below as well as within Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements.

1.
Results for 2008 include $7,810 in non-cash expense related to the impairment of the goodwill balance related to our Aerostructures Wichita facility, $2,527 related to the write-off of tooling costs at our Aerostructures Wichita facility and $1,587 of expense related to the cancellation of foreign currency hedge contracts originally assumed in connection with the acquisition of Brookhouse.

2.	Results for 2007, 2006, 2005 and 2004 include charges for the Australian SH-2G(A) helicopter program of $6,413, $9,701, $16,810 and $5,474, respectively. There were no such charges recorded in 2008.

3.
Results for 2005 include $8,265 of expense for the company’s stock appreciation rights, $3,339 for legal and financial advisory fees associated with the recapitalization and $6,754 recovery of previously written off amounts for MD Helicopters, Inc. (MDHI).

4.	The effective tax rate for 2005 was 67.9 percent, which was high principally due to the non-deductibility of expenses associated with stock appreciation rights and the company’s recapitalization.

5.	Average shares outstanding increased principally due to the completion of the recapitalization in November 2005.

6.
Results for 2004 include the following adjustments: $20,083 (including $18,211 negative sales adjustments and $1,872 increase in bad debt reserve) related to the company’s investment in MDHI programs; $7,086 non-cash adjustment for the Boeing Harbour Pointe program; $3,507 warranty reserve for two product warranty related issues and $3,471 non-cash adjustment related to the EODC/University of Arizona contract litigation.

7.
The company sold Kaman Music Corporation on December 31, 2007, which resulted in a pre-tax gain on disposal of discontinued operations of $18,065, and the Precision Products segment’s 40mm product line assets, which resulted in a pre-tax gain of $2,570.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide readers of our consolidated financial statements with the perspectives of management. The MD&A presents in narrative form information regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results. This will allow our shareholders to obtain a comprehensive understanding of our businesses, strategies, current trends and future prospects. Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in this Form 10-K. Unless otherwise noted, this MD&A relates only to results from continuing operations. All years presented reflect the classification of Kaman Music’s financial results as discontinued operations.

MANAGEMENT OVERVIEW

During the past year our company has experienced a variety of significant developments, most notably several changes in senior leadership. Neal J. Keating has completed his first year of service as our Chief Executive Officer; Gregory L. Steiner was appointed President of Kaman Aerospace Group and given responsibility for the management of all aerospace operations; and, most recently, William C. Denninger assumed the role of Senior Vice President and Chief Financial Officer following the retirement of Robert M. Garneau. From an organizational perspective, recent acquisitions (including the acquisition of Brookhouse, the largest in our history) and the settlement of our SH-2G helicopter contract with the Royal Australian Navy have had a noticeable impact on our business.

Since his arrival, Mr. Steiner has established a senior level administrative team focused exclusively on our aerospace business. We continue to explore other opportunities to realign the operations of our Aerospace business in order to better leverage our investments, enhance our overall profitability, and better position ourselves to achieve our goal of sustainable growth in the evolving aerospace market. We believe that by aligning the Aerospace operations for growth and efficiency and eliminating organizational redundancies we will be able to improve our market focus and execute our strategies more successfully.

These changes have caused us to undertake an evaluation of our organizational and business structures, taking into consideration various internal and external developments over the past year. We are also evaluating the nature of the financial data being reviewed by senior corporate management. This has led us to consider, among other things, the level of detail and volume of such information, as well as the advantages to be gained by allocating corporate costs to each of our reporting segments. These ongoing studies may lead to actions being taken that could result in a change to our segment reporting information during 2009.

OVERVIEW OF BUSINESS

Kaman Corporation is composed of five business segments:
•	Aerostructures, a subcontract supplier for commercial and military aircraft;
•	Precision Products, a producer of fuzing devices and memory and measuring systems for a variety of applications;
•	Helicopters, a provider of upgrades and support for its existing fleet as well as a subcontractor for other aerospace manufacturers;
•	Specialty Bearings, a manufacturer of high-performance mechanical products used in aviation, marine, hydropower, and other industrial applications; and
•	Industrial Distribution, the third largest power transmission/motion control industrial distributor in North America.

The following is a summary of key events that occurred in 2008:
•	Our net sales from continuing operations increased 15.4% in 2008 compared to 2007.
•	Our net earnings from continuing operations decreased 3.8% in 2008 compared to 2007.
•	Diluted earnings per share from continuing operations declined to $1.38 in 2008, a decrease of 5.5% compared to 2007.
•	Neal J. Keating became Chief Executive Officer on January 1, 2008 and Chairman on March 1, 2008.
•	Gregory L. Steiner was appointed President of our Aerospace Group on July 7, 2008. He has responsibility for all four of our aerospace reporting segments.
•	William C. Denninger was appointed Senior Vice President and Chief Financial Officer on December 1, 2008.
•	The Industrial Distribution and Specialty Bearings segments experienced strong growth in sales and operating profit.
•	Our Helicopters segment reached an agreement with the Commonwealth of Australia that terminated the SH-2G(A) Super Seasprite program, with a mutual release of claims.
•
On June 12, 2008, we acquired Brookhouse Holdings, Limited (Brookhouse), a leader in the design and manufacture of composite aerostructures, aerospace tooling, and repair and overhaul services based in Darwen, Lancashire, United Kingdom.

•	In 2008, our Industrial Distribution segment completed the acquisitions of Industrial Supply Corp. (ISC) of Richmond, Virginia and Industrial Rubber & Mechanics, Incorporated (INRUMEC) of Puerto Rico.
•	We signed a contract with Boeing for the Air Force’s A-10 re-wing program, with a potential sales value of approximately $100 million.
•
In August 2008, we completed the purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation (of which the Helicopters segment forms a part) had leased from NAVAIR for many years.

•	On October 29, 2008, we entered into a 4-year Term Loan Credit Agreement with various banks for $50 million.

RESULTS OF CONTINUING OPERATIONS

Consolidated Results

Net Sales

	2008	2007	2006
	(in thousands)
Aerostructures	$147,641	$102,362	$78,742
Precision Products	118,009	87,455	71,068
Helicopters	69,435	72,031	69,914
Specialty Bearings	141,540	124,009	106,278
Subtotal Aerospace Segments	$476,625	$385,857	$326,002
Industrial Distribution	776,970	700,174	665,420
Total	$1,253,595	$1,086,031	$991,422

$ change	$167,564	$94,609	$81,544
% change	15.4%	9.5%	9.0%

The increase in net sales for 2008 compared to 2007 was attributable to organic growth in all reporting segments except the Helicopters segment, as well as acquisitions in the Aerostructures and Industrial Distribution segments. In the aerospace businesses net sales increased due to the acquisition of Brookhouse, as well as organic sales growth resulting mainly from increased shipments for the Sikorsky BLACKHAWK helicopter cockpit program and the JPF fuze program. In the Industrial Distribution segment, sales to several new large national accounts, as well as the acquisition of ISC and INRUMEC, contributed to the increase for 2008 compared to 2007.

The growth in consolidated net sales for 2007 compared to 2006 was primarily due to increased shipments on several key product lines in our Aerostructures, Precision Products and Specialty Bearing segments, which were driven by the strong commercial and military aerospace markets. Our Industrial Distribution segment experienced sales growth during 2007 as a result of several new national accounts and continued strength in the Central and West regions.

Gross Profit

	2008	2007	2006
	(in thousands)
Gross Profit	$332,137	$300,945	$271,423
$ change	31,192	29,522	39,972
% change	10.4%	10.9%	17.3%
% of net sales	26.5%	27.7%	27.4%

Gross profit for 2008 increased primarily due to the increased sales volume at the Industrial Distribution and Specialty Bearings segments and the absence of Australia SH-2G(A) program charges, which amounted to $6.4 million in 2007. These positive results were partially offset by a less favorable product mix for the Precision Products segment and the charges, excluding goodwill, recorded by the Aerostructures segment, as discussed more fully below. Gross profit as a percentage of sales (gross margin) decreased due to the aforementioned product mix changes at our Precision Products segment and the impact of the charges recorded at the Aerostructures Wichita facility.

The increase in the consolidated gross profit for 2007 was primarily attributable to sales growth in the Industrial Distribution and Specialty Bearings segments. In addition, the accrued contract loss charge related to additional anticipated cost growth on our Helicopters segment’s Australia program was $3.3 million less in 2007 as compared to 2006. Gross profit as a percentage of sales (gross margin) improved slightly due to higher sales volume, increased efficiencies and a growing business base at all of our aerospace reporting segments.

Selling, General & Administrative Expenses (S,G&A)

	2008	2007	2006
	(in thousands)
S,G&A	$259,282	$238,796	$223,549
$ change	20,486	15,247	11,866
% change	8.6%	6.8%	5.6%
% of net sales	20.7%	22.0%	22.5%

The increase in S,G&A for 2008 compared to 2007 is primarily due to the three acquisitions made during 2008, increases related to higher personnel costs across most of the reporting segments as well as increased bid and proposal activity in the aerospace segments. These increases were partially offset by lower expenses related to fringe benefits, incentive compensation and stock appreciation rights.

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

Goodwill Impairment

During the second quarter of 2008, our Aerostructures Wichita, Kansas facility continued to experience production and quality issues, which, along with circumstances unique to each contract, resulted in the separate termination of two long-term contracts with Spirit AeroSystems and Shenyang Aircraft Corporation.  These contracts, which represented significant work for the facility, were both loss contracts. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we test goodwill for potential impairment annually as of December 31 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Due to the loss of the two major contracts as well as the continuing production and quality issues, management performed a goodwill impairment analysis for this reporting unit as of June 27, 2008.

Although we believe we are working through the production issues at our Aerostructures Wichita facility, its carrying value had increased significantly during the second quarter of 2008. This, combined with our loss of two long-term contracts and the quality and production issues at the facility, created a situation in which the estimated fair value of this reporting unit (the legal entity Plastic Fabricating Company, Inc.) was less than its carrying value. The resulting total non-cash goodwill impairment charge was $7.8 million, which represented the entire goodwill balance for this reporting unit prior to the charge. This charge is not deductible for tax purposes and represents a discrete item in our second quarter 2008 effective tax rate.

Operating Income

	2008	2007	2006
	(in thousands)
Operating Income	$65,266	$64,728	$47,822
$ change	538	16,906	28,081
% change	0.8%	35.4%	142.2%
% of net sales	5.2%	6.0%	4.8%

The increase in operating income in 2008 compared to 2007 was due to increases in operating income at our Specialty Bearings, Helicopters and Industrial Distribution segments and a decrease in Corporate expenses. These changes were partially offset by lower operating income at our Aerostructures and Precision Products segments.  The increase in operating income at our Specialty Bearings, Helicopters and Industrial Distribution segments was primarily a result of program developments and national accounts, as discussed further in the segment sections below, as well as the absence of $6.4 million in charges related to the Australia SH-2G(A) program recorded in 2007. Please refer to the individual segment discussions for details on their operating income.

The increase in operating income for 2007 was primarily attributable to stronger operating results in all of our reporting segments within the aerospace industry as further discussed in the following sections. Our Industrial Distribution segment's operating income was lower in 2007 compared to 2006 partially as a result of a variety of expenses incurred for start-up costs relative to several new national account contracts.

Loss on Ineffective Hedge Contracts

In connection with the acquisition of Brookhouse, we assumed two foreign currency hedge contracts originally intended to hedge forecasted cash flows on a significant U.S. dollar denominated contract. During the third quarter of 2008, we determined these hedges were ineffective, due to a significant shift in the timing of the forecasted cash flows. Therefore, we cancelled the contracts during the third quarter, resulting in a loss of $1.6 million being included in non-operating income in our consolidated statements of operations.

Interest Expense, Net

Net interest expense generally consists of interest charged on the revolving credit facility and other borrowings offset by interest income. Net interest expense for 2008 was $3.0 million as compared to $6.3 million in 2007. The decrease in net interest expense was primarily due to the repayment of a significant portion of our revolving credit line as of December 31, 2007, using the proceeds from the sale of the Music segment, as well as the redemption of all outstanding convertible debentures in late 2007. In the second quarter of 2008, we borrowed against our revolving credit line again to fund working capital requirements and the Brookhouse acquisition.

Net interest expense for 2007 remained relatively flat compared to 2006 primarily due to there having been a similar level of borrowings during 2007 as compared to 2006. Net interest expense in both years generally consisted of interest charged on the revolving credit facility and the convertible debentures offset by interest income.

Effective Income Tax Rate

	2008	2007	2006

Effective income tax rate	40.7%	36.6%	39.4%

The effective tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the year.  The increase in the effective tax rate for 2008 compared to 2007 is due to the non-cash goodwill impairment charge of $7.8 million recorded in the second quarter of 2008 for our Aerostructures Wichita facility.

The 2007 effective tax rate was favorably impacted by one-time adjustments resulting from tax law changes in the U.S., as well as internationally, as compared to 2006.

Other Matters

The Connecticut Department of Environmental Protection (“CTDEP”) has given us conditional approval for reclassification of groundwater in the vicinity of the Moosup, CT facility consistent with the character of the area. This facility is currently being held for disposal. We have substantially completed the process of connecting neighboring properties to public drinking water in accordance with such approval and in coordination with the CTDEP and local authorities. We anticipate the water connection project will be completed in early 2009.  Site characterization of the environmental condition of the property began in 2008 and is expected to continue during 2009.

In connection with the sale of the Music segment in 2007, we assumed responsibility for meeting certain requirements of the Act that applied to our transfer of the New Hartford, Connecticut, facility leased by that segment for guitar manufacturing purposes ("Ovation"). Under the Act, those responsibilities essentially consist of assessing the site's environmental conditions and remediating environmental impairments, if any, caused by Ovation's operations prior to the sale. The site is a multi-tenant industrial park, in which Ovation and other unrelated entities lease space. The environmental assessment process began in 2008 and will continue during 2009. The estimate of our portion of the cost to assess the environmental conditions and remediate this site is $2.2 million, unchanged from previously reported estimates.

In August 2008, we completed the purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation (of which the Helicopters segment forms a part) had leased from NAVAIR for many years. In connection with the purchase, we have assumed responsibility for environmental remediation at the facility as may be required under the Connecticut Transfer Act (the “Transfer Act”) and we continue the effort to define the scope of the remediation that will be required by the CTDEP. The transaction was recorded by taking the undiscounted remediation liability of $20,768 and discounting it at a rate of 8% to its present value.  The fair value of the Navy Property asset, which approximates the discounted present value of the assumed environmental liability of $10,258, has been included in Property, Plant and Equipment as of December 31, 2008. This remediation process will take many years to complete.

We have accrued $2.4 million for environmental compliance at our recently acquired Brookhouse facilities. We are in the early stages of assessing the work that may be required, which may result in a change to this accrual.

Combined Aerospace Segment Results

The following table presents selected financial data for our combined Aerospace segments:

	2008	2007	2006
Net sales:
Aerostructures	$147,641	$102,362	$78,742
Precision Products	118,009	87,455	71,068
Helicopters	69,435	72,031	69,914
Specialty Bearings	141,540	124,009	106,278
Total Aerospace segments	$476,625	$385,857	$326,002
$ change	90,768	59,855	38,057
% change	23.5%	18.4%	13.2%

	2008	2007	2006
Operating (loss) income:
Aerostructures	$(5,925)	$13,219	$11,538
Precision Products	7,299	10,546	7,750
Helicopters	10,066	2,631	222
Specialty Bearings	50,168	41,387	28,630
Total Aerospace segments	$61,608	$67,783	$48,140
$ change	(6,175)	19,643	14,855
% change	-9.1%	40.8%	44.6%

The Market

Both the commercial and military aerospace markets remained strong during most of 2008. We believe this positive trend will continue for the military aerospace markets in 2009; however, as a result of the downturn in the global economy, we do not foresee the commercial aerospace market continuing to perform at its 2008 levels. We believe the effect of the downturn in the commercial aerospace market will be somewhat mitigated by our existing military work.

Strategies

Kaman’s strategies for the Aerospace segments are:

•	Aerostructures: Expand our global market position as a supplier of complex, composite and metallic structures and integrated subsystems for military and commercial aircraft.

•
Precision Products: Become the established leader in bomb and missile fuzes, specialized memory products, precision measuring devices and electro-optic sensor systems for military and commercial applications.

•
Helicopters: Leverage systems knowledge and lean manufacturing to take advantage of emerging assembly/subcontracting and after-market/retrofit opportunities as helicopter prime manufacturers focus on system design, integration, and final assembly.

•
Specialty Bearings: Maintain leadership in product technical performance and application engineering support while staying ahead of the curve in product technology enhancement, lean manufacturing techniques and lead time reduction.

Aerostructures Segment

	2008	2007	2006
	(in thousands)
Net Sales	$147,641	$102,362	$78,742
$ change	45,279	23,620	23,759
% change	44.2%	30.0%	43.2%

Operating (Loss) Income	$(5,925)	$13,219	$11,538
$ change	(19,144)	1,681	7,763
% change	-144.8%	14.6%	205.6%
% of net sales	-4.0%	12.9%	14.7%

Backlog on contract	$260,771	$130,598	$84,178

The growth in net sales for 2008 compared to 2007 was partially attributable to $32.3 million of sales by Brookhouse, which was acquired in mid-June 2008. The remainder of the sales growth was due to higher production levels for the Sikorsky BLACK HAWK helicopter program at our Jacksonville facility, offset partially by a decrease in sales at the Aerostructures Wichita facility due to the production and operational issues discussed below. During 2008, the segment delivered 125 cockpits under the BLACKHAWK helicopter program compared to 86 cockpits delivered in 2007. The segment’s 2008 operating income was significantly impacted by charges of $13.0 million related to goodwill impairment and the write-off of inventory and tooling costs at the Aerostructures Wichita facility.

The growth in net sales in 2007 compared to 2006 was primarily due to higher production levels and increased shipments to Sikorsky for the BLACK HAWK helicopter program. During 2007, we delivered 30 more cockpits than in 2006. Additional Sikorsky offload work, Boeing 777 shipments and other Boeing commercial work also contributed to the increase in sales in 2007. Operating income increased primarily as a result of greater sales volume for the Sikorsky BLACK HAWK program. These positive operating results were offset partially by certain adverse adjustments resulting from a rapid increase in manpower, production inefficiencies and excess inventory experienced at the Aerostructures Wichita facility during the ramp up of several programs discussed below.

Major Programs

The Sikorsky BLACK HAWK helicopter cockpit program includes the installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines, and the composite structure that holds the windscreen for cockpits on most models of the BLACK HAWK helicopter. In June 2008, Sikorsky placed an order for an additional 238 cockpits bringing total orders placed to date to 549 cockpits. The total potential value of this program is at least $250 million, with deliveries on current orders continuing through 2010. Through December 31, 2008, a total of 283 cockpits had been delivered under this contract.

In mid July 2008, the company signed a long-term requirements contract with Boeing for the production of wing control surfaces (inboard and outboard flaps, slats and deceleron assemblies) for the U.S. Air Force’s A-10 fleet, with initial deliveries scheduled to begin in early 2010.  Full rate production is expected to begin in 2011 with an average of approximately 47 shipsets per year through 2015.  This multiyear contract has a potential value in excess of $100 million; however, annual quantities will vary, as they are dependent upon the orders Boeing receives from the U.S. Air Force.

The production of structural wing subassemblies for the Boeing C-17 continues to be important in maintaining a sufficient business base at the Jacksonville facility and will remain so until work under the A-10 program ramps up in 2010. During 2008, we received an order for an additional 30 shipsets, which will extend production under this program through 2010.  Additionally, in late 2007 we signed a seven-year follow-on contract with Boeing for the production of fixed wing trailing edge assemblies for the Boeing 777 and 767 aircraft. Shipments under this program were delayed during the second half of the year, due to the International Association of Machinists (IAM) strike at the Boeing Company.  Although Boeing was successful in reaching an agreement with the striking machinists, shipments remained behind schedule during the fourth quarter of 2008.

At Aerostructures Wichita, we continue our efforts to implement corrective actions to resolve personnel, quality and production process issues. These issues arose in connection with the facility's rapid expansion to accommodate the ramp up for three contracts awarded in 2006, Spirit AeroSystems and Shenyang Aircraft Corporation for the Boeing 787 Dreamliner program and Sikorsky Aircraft Corporation for the Canadian MH-92 helicopter program. During 2008, Aerostructures Wichita's lack of certification status for a large portion of the year adversely affected our ability to fully perform our obligations under certain contracts. These circumstances, combined with other factors affecting specific programs, resulted in the termination of two of the contracts awarded in 2006. We received a notice from Spirit AeroSystems in June 2008 seeking a default termination of its contract. Management has cooperated with Spirit to achieve the customer’s production objectives while reserving our legal rights with respect to the appropriateness of the contract termination.  In addition, in July 2008 the Shenyang contract was terminated under a mutually satisfactory arrangement that essentially waives all potential claims other than warranty items, if any.  This arrangement also provides compensation to Aerostructures Wichita for its tooling, which was transferred directly to Boeing.  Although both of these terminated programs were loss contracts, they were considered significant to the overall operating results of Aerostructures Wichita.

In addition to the loss of the two contracts, operating issues have led to an increase in inventories due to delays in shipments, higher obsolete inventory, continued inefficiencies in the production process, excess costs to perform additional quality procedures, and an insufficient business base to maintain our overhead structure at Aerostructures Wichita.

Despite these issues, Aerostructures Wichita is making progress on the tail rotor pylon program for Sikorsky's Canadian MH-92 helicopter program.  Final assembly for this program is now being performed at the Jacksonville facility. This program has undergone numerous design changes directed by the customer, which have caused costs on this program to grow substantially, and they have reached the point where they exceed the proposed price for the contract. At December 31, 2008, negotiation of this contract has not been finalized. Management believes these incremental costs are recoverable from the customer and that the upcoming contract negotiations will yield an acceptable overall price.

We believe Aerostructures Wichita is an important component of our strategy. The facility, which is in a key location, provides skilled capability in the composites industry.  In addition, this facility has a structure that should allow us to become increasingly competitive as we work through our operational issues.  During 2008, management responsibility for Aerostructures Wichita was consolidated with the management team at our Jacksonville facility in order to share operational knowledge. We hired key personnel, including the appointment of Gregory L. Steiner as President of our Aerospace Group. The customer who had put the facility on "probation" in the first quarter of 2008 subsequently permitted our resumption of production and shipments in the third quarter; however, that customer continues to require source inspections until all aspects of the corrective actions it has identified are satisfactorily completed. We have invested significant time, resources and capital into this facility and, although there is still significant work to be done, we believe the right management team is in place to meet the challenges ahead.

Brookhouse Acquisition

Brookhouse, our U.K. based facility, was acquired in the second quarter of 2008. Brookhouse designs and manufactures composite aerostructures, aerospace tooling, and performs repair and overhaul services. This acquisition supports our overall aerospace strategy and it expands our presence on a number of additional platforms with solid growth prospects, including the Airbus A320 family, Airbus A330/340, F-35 (Joint Strike Fighter) and Eurofighter. The tooling business adds significant capability to our portfolio and further diversifies our customer base, while the after-market services business increases our capabilities in the repair and overhaul business.

Precision Products Segment

	2008	2007	2006
	(in thousands)
Net Sales	$118,009	$87,455	$71,068
$ change	30,554	16,387	6,999
% change	34.9%	23.1%	10.9%

Operating Income	$7,299	$10,546	$7,750
$ change	(3,247)	2,796	4,649
% change	-30.8%	36.1%	149.9%
% of net sales	6.2%	12.1%	10.9%

Backlog on contract	$151,552	$140,872	$169,742

The increase in net sales for 2008 compared to 2007 was primarily due to increased production and shipments of the JPF to the United States Government (“USG”) as well as higher shipments on several legacy fuze programs.  The decrease in operating income for 2008 compared to 2007 was primarily due to lower foreign military sales of the JPF fuze under the current option. The 2007 results also benefited from higher gross margins on the JPF facilitization program, which was essentially complete in early 2008, and sales of 40mm products, a product line that was sold on December 31, 2007.

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

Major Programs

The JPF program continues to be one of the segment’s most important programs and management believes that it has significant potential for growth. The segment has been able to steadily ramp up production in 2008. The total value of JPF contracts awarded by the USG from inception of the program through December 31, 2008 is $194.3 million. This value primarily consists of Options 1 through 5 under the original contract and various contract modifications, including a two-phase facilitization contract modification and additional foreign military sales facilitated by the USG, as well as a variety of development and engineering contracts, along with special tooling and test equipment. We expect we will continue production under the currently awarded options through 2009 and are currently working with the USG for follow-on orders.

In 2008, we achieved our desired production levels of more than 6,000 fuzes per quarter for the final three quarters of the year and were able to ship JPF fuzes to the USG in the required lot sizes. This consistent production capability will allow us to meet our future delivery requirements to the USG and increase opportunities for sales to foreign customers. Our efforts to sell the JPF to foreign allied militaries are important to the ultimate success of this program and will allow us to generate further market penetration, increase sales and improve profitability. We ship to foreign allied militaries under the USG contract as well as direct commercial sales.  Typically, we cannot sell any fuzes to our foreign customers until we have met our USG requirements. To date, we have sold smaller lots of fuzes to several foreign allied militaries. The segment also has a significant amount of JPF fuze inventory that does not meet the USG’s specifications. Since these fuzes meet the operational requirements of non-U.S. militaries, we are actively marketing them and have received a small number of orders.  We also continue to work with the USG to negotiate further price increases, which will lead to improved profitability on this program. We believe we have made meaningful progress on this program and we continue to work to ensure its overall success.

During 2008, we continued to make progress on production improvements and enhancements of the JPF fuze system. The facilitization program has contributed to our increased production and has been another important element of our strategy to improve our quality and efficiency on the JPF program. The facilitization program provided us an opportunity to review production workflow to create greater efficiencies, qualify a second Kaman site (Middletown) for full production of JPF fuzes, and create an enhanced fuze design. The enhanced design is expected to reduce the number of technical issues so a more steady state of production can be achieved more efficiently. During the first quarter of 2009, we passed the final tests necessary to begin production of the fuze under the enhanced design. We are scheduled to begin production of the enhanced design fuzes at the Middletown facility during the first quarter of 2009 and KPP Orlando during the second quarter of 2009.  We believe the value of these initiatives will be more fully realized in 2009 and beyond.

Warranty and Contract-Related Matters

There continues to be two warranty-related matters that impact the FMU-143 program at KPP Orlando. The items involved are an impact switch, embedded in certain bomb fuzes, that was recalled by a supplier and an incorrect part, called a bellows motor, found to be contained in bomb fuzes manufactured for the U.S. Army utilizing systems which originated before KPP Orlando was acquired by Kaman. The U.S. Army Sustainment Command (USASC), the procurement agency that administers the FMU-143 contract, had authorized warranty rework for the bellows motor matter in late 2004/early 2005; however, we were not permitted to finish the rework due to issues raised by the USASC primarily related to administrative matters and requests for verification of the accuracy of test equipment (which accuracy was subsequently verified).

In late 2006, the USASC informed us that it was changing its remedy under the contract from performance of warranty rework to an "equitable adjustment" of $6.9 million to the contract price. We responded, explaining our view that we had complied with contract requirements. In June 2007, the USASC affirmed its position but rescinded its $6.9 million demand (stating that its full costs had not yet been determined) and gave instructions for disposition of the subject fuzes, including both the impact switch and bellows motor related items, to a Navy facility and we complied with that direction. To date, USASC has not made a demand for any specific amount.

As reported previously, a separate contract dispute between KPP Orlando and the USASC relative to the FMU-143 fuze program is now in litigation. USASC has basically alleged the existence of latent defects in certain fuzes due to unauthorized rework during production and has sought to revoke their acceptance. Management believes that the Precision Products segment has performed in accordance with the contract and it is the government that has materially breached its terms; as a result, during the fourth quarter of 2007, we cancelled the contract and in January 2008, we commenced litigation before the Armed Services Board of Contract Appeals (the "Board") requesting a declaratory judgment that our cancellation was proper. At about the same time, the USASC notified us that it was terminating the contract for default, making the allegations noted above, and we filed a second complaint with the Board appealing that termination decision.  The litigation process continues.

Helicopters Segment

	2008	2007	2006
	(in thousands)
Net Sales	$69,435	$72,031	$69,914
$ change	(2,596)	2,117	(6,738)
% change	-3.6%	3.0%	-8.8%

Operating Income	$10,066	$2,631	$222
$ change	7,435	2,409	(1,023)
% change	282.6%	1085.1%	-82.2%
% of net sales	14.5%	3.7%	0.3%

Backlog on contract	$45,416	$106,269	$116,028

Sales for the Helicopters segment were comprised primarily of the upgrade and maintenance program for Egypt, subcontract work for Sikorsky and MDHI and SH-2G program spare parts. The decrease in sales for 2008 compared to 2007 was primarily due to the termination of the production and service contract related to the Australian SH-2G(A) Super Seasprite program, as well as work performed for Egypt in 2007 that was not repeated during 2008 and lower SH-2 program spare parts sales. These decreases were partially offset by increased sales for Sikorsky and MDHI. Operating income increased primarily due to the absence of an accrued contract loss charge for the Australia program in 2008 as well as higher gross margins on subcontract sales. Australian program charges were $6.4 million in 2007. The decrease in the backlog on contract is a result of the termination of the SH-2G(A) Super Seasprite program with the Commonwealth of Australia. See below for further discussion of the termination of this program.

The higher sales for our Helicopters segment during 2007 as compared to 2006 were a result of a greater volume of work on the depot level maintenance and upgrade program for the Egyptian SH-2G(E) aircraft and the Sikorsky BLACK HAWK helicopter program. The Sikorsky program involves fuselage joining and installation tasks along with various mechanical subassemblies. The increase in operating income for 2007 was primarily driven by lower charges on the Australian program during 2007 as compared to 2006 as well as increased sales volume. Total charges on the Australian program in 2006 were $9.7 million.

Major Programs

The company and the Commonwealth of Australia entered a settlement agreement during the first quarter of 2008 that terminated the SH-2G(A) Super Seasprite program on mutually agreed terms. The agreement provided for a transfer of ownership to the company of the 11 SH-2G(A) Super Seasprite helicopters (along with spare parts and associated equipment), after which proceeds from the sale of these items would be shared on a predetermined basis. This transfer of ownership occurred on February 12, 2009 (the Transfer Date).

In connection with sharing sale proceeds, we have agreed that total payments of at least $39.5 million (AUS) will be made to the Commonwealth regardless of sales, with at least $26.7 million (AUS) to be paid by March 2011, and, to the extent cumulative payments have not yet reached $39.5 million (AUS), additional payments of $6.4 million (AUS) each in March of 2012 and 2013. During the fourth quarter of 2008, we entered into forward contracts for the purpose of hedging these required payments. These contracts cover $36.5 million (AUS) of the $39.5 million (AUS) in required payments and have been accounted for in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137 and Statement of Financial Accounting Standards No. 138” (“SFAS 133”).  See Note 6, Derivative Financial Instruments, in the Notes to Consolidated Financial Statements for further discussion.

To secure these payments, the company provided the Commonwealth with a $39.5 million (AUS) unconditional letter of credit on the Transfer Date. This letter of credit will be reduced as such payments are made. Additionally, under the settlement agreement, the company forgave payment of approximately $32 million in net unbilled receivables in exchange for the helicopters, spare parts and equipment, which will be recorded as inventory on the Transfer Date, at a value representing the net unbilled receivables and the guaranteed payments, described above. Management has determined that the value of this transferred inventory exceeds the amount of the net unbilled receivables and the guaranteed payments. We do not currently expect the transfer to have a material impact on our statement of operations. The termination of the contract, combined with the return of inventory, will result in our inability to claim look-back interest from the IRS, previously expected to exceed $6 million pretax. Additionally, sales relative to the service center, which had been a meaningful portion of Helicopters segment net sales in recent years, ended at the conclusion of the support center ramp down period, which occurred during the fourth quarter of 2008.

In anticipation of the successful transfer of the helicopters, segment management has attended trade events, obtained marketing licenses required by the USG and has begun discussions with many potential foreign government buyers of the helicopters.

We continue our work under a program for depot level maintenance and upgrades for nine SH-2G(E) helicopters delivered to the Egyptian government during the 1990s. Through December 31, 2008, we are on contract for approximately $50 million of work related to maintenance and upgrades. This program has a potential total contract value of approximately $92 million. The segment also continues to perform subcontract work for Sikorsky involving fuselage joining and installation tasks and the production of certain mechanical subassemblies and for MDHI in regard to Rotor Blade System deliveries. These programs have been important elements of our business base over the recent past.

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

In August 2008, the company completed its purchase of the portion of the Bloomfield campus Kaman Aerospace Corporation (of which the Helicopters segment forms a part) had leased from NAVAIR for many years. In connection with the purchase, we have assumed responsibility for environmental remediation at the facility as may be required under the Connecticut Transfer Act (the “Act”) and we continue the effort to define the scope of the remediation that will be required by the Connecticut Department of Environmental Protection (“CTDEP”). Management believes the fair value of the property of $10.3 million approximated the discounted present value of the cost of the environmental remediation at the date of purchase. This remediation process will take many years to complete.

Specialty Bearings Segment

	2008	2007	2006
	(in thousands)
Net Sales	$141,540	$124,009	$106,278
$ change	17,531	17,731	14,037
% change	14.1%	16.7%	15.2%

Operating Income	$50,168	$41,387	$28,630
$ change	8,781	12,757	3,466
% change	21.2%	44.6%	13.8%
% of net sales	35.4%	33.4%	26.9%

Backlog on contract	$92,997	$96,790	$80,646

The increase in net sales for 2008 as compared to 2007 was a result of higher shipments in the commercial jet liner market (including the aftermarket), regional jet market and helicopter market, our KAflex product line and a favorable foreign currency rate change. The Euro exchange rate in 2008 had a favorable impact on net sales of approximately 2% compared to 2007.  Operating income for 2008 increased primarily due to the increased sales volume, which allows us to leverage our fixed costs, and continued lean manufacturing improvements on the production line.

The increase in net sales during 2007 as compared to 2006 was primarily attributable to higher shipments to customers principally in the regional jet market and military aircraft market, as well as, strong growth in the commercial aftermarket and engine market. To a lesser extent, the increase in sales was also attributable to the currency translation effect on the Euro, which positively affected the U.S. dollar value of sales reported by our Germany facility. Operating income increased primarily due to the increased sales volume, continued lean improvements on the production line and higher absorption of S,G&A expenses during 2007 as compared to 2006.

Major Programs

The aerospace market continued to be strong through the fourth quarter of 2008 although our results were slightly impacted by the Boeing strike that was settled in the fourth quarter of 2008.  There was a delay of approximately one month in the 2008 production schedule for Boeing programs due to the impact of the strike.  The current economy creates an uncertain environment for our customers and many have already been, and will continue to be, impacted.  We anticipate the business jet market will decline in 2009 as well as work for the Commercial Aftermarket as air travel lessens.  Although we are watchful of the current economic situation, our diverse customer mix provides us some degree of stability in the changing economy. Our backlog remains strong although we believe many customers are being more cautious with long lead orders.

We continue to focus on our strategy to provide a high quality product with shorter lead times than our competitors, to customers in both the commercial and military markets. Although there is increasing competition, we believe the technological enhancements we make to our current products, as well as the development of new products, will preserve our competitive advantages, increase our customer base, and lead to further penetration of both domestic and foreign markets.

Industrial Distribution Segment

	2008	2007	2006
	(in thousands)
Net Sales	$776,970	$700,174	$665,420
$ change	76,796	34,754	43,487
% change	11.0%	5.2%	7.0%

Operating Income	$35,397	$33,038	$35,160
$ change	2,359	(2,122)	5,745
% change	7.1%	-6.0%	19.5%
% of net sales	4.6%	4.7%	5.3%

The increase in net sales during 2008 as compared to 2007 was due to a balance of organic growth and the contribution of the two acquisitions during the year, representing approximately $43.4 million in sales. The remaining increase was due to higher sales to new national accounts, some of which were ramping up during 2007. This sales growth was partially offset by the slowing industrial market and uncertain economy, particularly in the latter half of the fourth quarter of 2008. During the year, we continued to make investments in infrastructure and opened three new branches and one new distribution center in the United States. As previously disclosed, these investments in infrastructure and personnel have had an impact on our operating income and it will take several years for the benefits of these investments to be fully realized. Operating income increased for 2008 compared to 2007 primarily due to the increase in organic sales volume primarily in the first nine months of the year.  Results for the fourth quarter of 2008 were significantly impacted by the rapid decline in sales to OEMs and a deterioration in capital spending by Maintenance, Repair and Overhaul (“MRO”) organizations.

The increase in net sales during 2007 as compared to 2006 was primarily due to the ramp up of national account business, as well as continued strength in the energy and power generation, mining and oil exploration and food processing industries. During 2007, despite the increase in sales volume and the associated increase in gross margin, we experienced a decrease in operating income compared to 2006. The decrease was partially attributable to additional start up costs for new branch openings and other implementation costs we incurred to support several new national account contracts awarded in 2007 and late 2006. Additionally, during 2007 we experienced an increase in overall operating expenses and higher personnel costs primarily driven by increased headcount necessary to support our growing business base.

Industrial Distribution Trends

The Market

Because of our diverse customer base, our performance tends to track the U.S. Industrial Production Index. We are therefore affected, to a large extent, by the overall business climate for our customer industries and their plant capacity utilization levels, and the effect of pricing spikes and/or supply interruptions for basic commodities such as steel and oil. The strength of certain markets varied considerably by industry type during 2008. While certain markets and products, such as paper manufacturing and food and beverage processing, remain steady, other industries have experienced a decline, including metal and machinery manufacturing, and more recently mining. Our business has been adversely impacted by the downturn in these industries; however, we are taking action to mitigate these negative trends through measured and appropriate cost cutting activities, continued focus on our acquisition strategy and initiatives aimed at improving both our gross and operating margins.

Our Strategy

The primary strategy for the Industrial Distribution segment is to:

1.	Expand our geographic footprint in major industrial markets to enhance our position in the competition for regional and national accounts.

In order to increase our geographic footprint, we continue to explore potential acquisition candidates as well as establish branches in locations that are consistent with our strategic objectives. By so doing, we will more clearly establish our business as one that can provide comprehensive services to our customers who are continually looking to streamline their procurement operations and consolidate supplier relationships. During 2008, we made two strategic acquisitions of ISC, in March, and INRUMEC, in October.  Both of these acquisitions will allow us to compete in new markets and offer new products to our current customers.  They also increase our size and therefore our ability to take advantage of strategic buying and rebates.

2.	Broaden our product offerings to gain additional business from existing customers and new opportunities from a wider slice of the market.

In recent years, we have worked to increase market share in several growing markets including the mining, energy and food and beverage industries. We are also expanding our presence in the energy and utilities markets, two other less cyclical industries.  We believe we have been successful in this endeavor, as evidenced by our national account wins, and continue to target these industries. We also continued to build our government business group to service our recently awarded 5-year contract with the General Services Administration Center for Facilities Maintenance and Hardware (“GSA”) which allows us to supply government agencies with MRO products from our major product categories.

LIQUIDITY AND CAPITAL RESOURCES

Discussion and Analysis of Cash Flows

We assess the company's liquidity in terms of our ability to generate cash to fund working capital, investing and financing activities. Significant factors affecting liquidity include: cash flows generated from or used by operating activities, capital expenditures, investments in our business segments and their programs, acquisitions, divestitures, dividends, adequacy of available bank lines of credit, and factors that might otherwise affect the company's business and operations generally, as described under the heading “Risk Factors” and  “Forward-Looking Statements” in Item 1A of Part I of this Form 10-K.

We continue to rely upon bank financing as an important source of support for our business activities including several recent acquisitions. We believe this, when combined with cash generated from operating activities, will be sufficient to support our anticipated liquidity requirements for the foreseeable future. We anticipate a variety of items will have an impact on our liquidity during the next 12 months, aside from our normal working capital requirements. These may include the resolution of any of the matters described in Management’s Discussion and Analysis, including the FMU-143 contract litigation, the letter of credit to guarantee payments to the Commonwealth, the cost of environmental remediation associated with the purchase of the NAVAIR property, the operational issues at the Aerostructures Wichita facility, and future Supplemental Employees’ Retirement Plan (“SERP”) payments and required pension contributions. However, we do not believe any of these matters will lead to a shortage of capital resources or liquidity that would prevent us from continuing with our business operations as expected.

We are watchful of the recent developments in the credit markets and are assessing the impact the current economic downturn may have on the company.  Although we had recent success in executing a Term Loan Credit Agreement, the current market may restrict or prohibit us from securing the additional financing necessary to continue with our growth strategy and finance working capital requirements.  The trends in the market may have an impact on the company through lower customer spending as well as higher interest rates on borrowings going forward. Additionally, with the significant downturn in the current financial markets, our pension plan assets have significantly decreased, resulting in higher pension plan contributions and the expectation of a significant increase in pension expense in 2009. See Note 16, Pension Plans, in the Notes to Consolidated Financial Statements, for further information.

A summary of our consolidated cash flows from continuing operations is as follows:

	2008	2007	2006	08 vs. 07	07 vs. 06
	(in thousands)
Total cash provided by (used in):
Operating activities	$(13,705)	$25,581	$(769)	$(39,286)	$26,350
Investing activities	(125,776)	95,661	(15,307)	(221,437)	110,968
Financing activities	75,055	(56,452)	12,350	131,507	(68,802)

Net cash used in operating activities increased $39.3 million in 2008 compared to 2007. This increase in cash used is primarily attributable to increased cash requirements to fund working capital needs in 2008 as compared to 2007 as specifically discussed below:

•
Inventory levels increased in the Helicopters segment, primarily due to the acquisition of a K-MAX aircraft, and in the Aerostructures segment, primarily due to higher amounts of inventory at the Aerostructures Wichita facility.

•
Inventory has also increased at our Precision Products segment, although it is anticipated that the JPF inventory, the largest driver of this increase, will decrease in 2009 as additional progress payments are billed and as more fuzes are shipped.

•	Higher payments of prior year accrued fringe benefits and incentive compensation during 2008.
•	Total cash payments for income taxes increased significantly, primarily due to the taxes paid on the gain resulting from the Music segment sale.
•	The company paid out a significant amount of SERP payments in 2008 compared to 2007 primarily attributable to the retirement of the former Chief Executive Officer and Chief Financial Officer.

Net cash used in investing activities increased $221.4 million in 2008 compared to 2007. The increase is primarily attributable to the acquisitions of Brookhouse and ISC during the second quarter of 2008 and the acquisition of INRUMEC during the fourth quarter of 2008, the absence of cash inflows from the sale of our former Music segment in 2007, and the increase in capital expenditures at the Specialty Bearings, Aerostructures and Industrial Distribution segments.

Net cash provided by financing activities increased $131.5 million in 2008 compared to 2007. We had net borrowings under the Revolving Credit Agreement of $31.6 million for 2008 as compared to repayments of $45.3 million for 2007. The significant change was driven by the issuance of long-term debt in 2008 and proceeds from the exercise of employee stock options, offset partially by the payment of dividends.

Net cash provided by operating activities increased in 2007 compared to 2006 due to changes in accounts receivable and inventory. We generated a significant amount of cash from accounts receivable in 2007 compared to 2006, primarily due to considerable cash collections in our Aerostructures and Helicopters segments for several key programs. This was partially offset by an increase in accounts receivable at our Precision Products and Industrial Distribution segments, primarily due to increased sales volume in the latter portion of the year. Inventory increased significantly, most notably in our Aerostructures segment as it ramped up for new programs.

Total investing activity for 2007 included cash proceeds from the divestiture of our Music segment of $119.5 million as well as cash proceeds from the sale of the 40mm assets of $5.5 million. Cash outflows for investing activities related primarily to capital expenditures within all the reporting segments. Each segment’s capital expenditures were considered essential to continue to ramp up for new programs, have the tools necessary to effectively compete in the marketplace and have the capacity necessary to meet our customers’ expectations. Additionally, the Industrial Distribution segment purchased the final 9.2% interest in Delamac de Mexico S.A. de C.V. in the first quarter of 2007 for $0.5 million.

We used a portion of the cash proceeds from the Music transaction to pay down all of the balance owed under our revolving credit agreement, except for our Euro note, at the end of 2007. Other financing cash outflows related primarily to payment of the quarterly dividend.

Financing Arrangements

We maintain a $200 million revolving credit facility (Revolving Credit Agreement) expiring August 4, 2010. The facility includes the availability of funding in foreign currencies as well as an “accordion” feature that provides the company the opportunity to request, subject to bank approval, an expansion of up to $50 million in the overall size of the facility. A significant amount of this facility was used to fund the acquisition of Brookhouse in the second quarter of 2008. On October 29, 2008, we executed a Term Loan Credit Agreement (“Term Loan Agreement) with The Bank of Nova Scotia, Bank of America, N.A., Fifth Third Bank, and RBS Citizens, N.A. (collectively the “Banks”).  The Term Loan Agreement, which is in addition to our current Revolving Credit Agreement, is a $50 million facility with a four-year term, including quarterly payments of principal at the rate of 2.5% with 62.5% of the initial aggregate principal payable in the final quarter.  We may increase the term loan, up to an aggregate of $50 million with additional commitments from Banks or new commitments from acceptable financial institutions.  Additionally, the covenants required are the same as those in place under the Revolving Credit Agreement.  In conjunction with this agreement, the current Revolving Credit Agreement was amended to acknowledge the existence of the Term Loan Credit Agreement and adopt certain provisions of the Term Loan Credit Agreement.

Total average bank borrowings for 2008 were $62.8 million compared to $82.9 million for 2007. As of December 31, 2008, there was $129.4 million available for borrowing under the Revolving Credit Agreement, net of letters of credit. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Agreement. A total of $27.7 million in letters of credit were outstanding under the Revolving Credit Agreement at December 31, 2008, $20.4 million of which was related to the Australia SH-2G(A) program. In connection with the ownership transfer that occurred on February 12, 2009, we cancelled these letters of credit and issued a new letter of credit for the previously described guaranteed minimum payment of $39.5 million (AUS).

Facility fees and interest rates under the Revolving Credit Agreement are determined on the basis of the company's credit rating from Standard & Poor's. In June 2008, Standard & Poor's re-affirmed the company’s rating as investment grade BBB- with an outlook of stable. We believe this is a favorable rating for a company of our size. Under the terms of the Revolving Credit Agreement, if this rating should decrease, the effect would be to increase facility fees as well as the interest rates charged. The financial covenants related to the Revolving Credit Agreement and Term Loan Agreement include a requirement that the company have i) EBITDA, at least equal to 300 percent of net interest expense, on the basis of a rolling four quarters and ii) a ratio of consolidated total indebtedness to total capitalization of not more than 55 percent. The agreement also incorporates a financial covenant which provides that if the company's EBITDA to net interest expense ratio is less than 6 to 1, the ratio of i) accounts receivable and inventory for certain Kaman subsidiaries to ii) the company's consolidated total indebtedness cannot be less than 1.6 to 1. We remained in compliance with those financial covenants as of and for the year ended December 31, 2008.

Other Sources/Uses of Capital

For 2009, we will make a contribution of approximately $10.9 million to our tax-qualified defined benefit pension plan, and approximately $5.7 million in SERP payments. For the 2008 plan year, we made cash contributions of approximately $7.0 million to our tax-qualified defined benefit pension plan. Additionally during 2008, we paid approximately $18.0 million in SERP payments, a large portion of which were made in February and August 2008 to our former Chief Executive Officer for his final lump sum SERP payment and in November to our former Chief Financial Officer. For the 2007 plan year, we made a cash contribution of $10.0 million to our tax-qualified defined benefit pension plan and $2.4 million in payments for our SERP.

In November 2000, the company's board of directors approved a replenishment of the Company's stock repurchase program, providing for repurchase of an aggregate of 1.4 million common shares for use in administration of the Company's stock plans and for general corporate purposes. There were no shares repurchased during 2008. At December 31, 2008, approximately 1.1 million shares were authorized for purchase under this program.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

The following table summarizes certain of the company’s contractual obligations as of December 31, 2008:

	Payments due by period (in millions)
Contractual Obligations	Total	Within 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$94.1	$6.2	$52.9	$35.0	$-
Interest payments on debt (A)	15.9	3.9	8.5	3.5	-
Operating leases	41.9	16.7	18.2	5.9	1.1
Purchase obligations (B)	179.9	147.9	31.5	0.5	-
Other long-term obligations (C)	30.6	5.1	7.9	6.6	11.0
Planned funding of pension and SERP (D)	33.5	15.6	4.5	7.2	6.2
Total	$395.9	$195.4	$123.5	$58.7	$18.3

Note: For more information refer to Note 12, Credit Arrangements – Short-Term Borrowing and Long-Term Debt; Note 18, Commitments and Contingencies; Note 17, Other Long-Term Liabilities; Note 16, Pension Plans, and Note 15, Income Taxes in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

(A)
Interest payments on debt within one year are based upon the long-term debt that existed at December 31, 2008. After one year interest payments are based upon average estimated long-term debt balances outstanding each year.

(B)
This category includes purchase commitments with suppliers for materials and supplies as part of the ordinary course of business, consulting arrangements and support services. Only obligations in the amount of at least fifty thousand dollars are included.

(C)
This category includes obligations under the company's long-term incentive plan, deferred compensation plan, a supplemental disability income arrangement for one former company officer and unrecognized tax benefits under FIN 48.

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

Off-Balance Sheet Arrangements

The following table summarizes the company’s off-balance sheet arrangements:

	Payments due by period (in millions)
Off-Balance Sheet Arrangements	Total	Within 1 year	1-3 years	3-5 years	More than 5 years
Acquisition earn-out (1)	$6.6	$0.4	$1.5	$3.1	$1.6
Total	$6.6	$0.4	$1.5	$3.1	$1.6

1)	The obligation to pay earn-out amounts depends upon the attainment of specific milestones for KPP Orlando, an operation acquired in 2002.

The company currently maintains $27.7 million in outstanding standby letters of credit under the Revolving Credit Agreement. Of this amount, $20.4 million is related to the Australia SH-2G(A) Super Seasprite program. In connection with the transfer of the inventory that occurred on February 12, 2009, we cancelled these letters of credit and issued a new letter of credit for the previously described guaranteed minimum payment of $39.5 million (AUS).

CRITICAL ACCOUNTING ESTIMATES

Our significant accounting policies are outlined in Note 1 to the Consolidated Financial Statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures based upon historical experience, current trends and other factors that management believes to be relevant. We are also responsible for evaluating the propriety of our estimates, judgments, and accounting methods as new events occur. Actual results could differ from those estimates. Management periodically reviews the company’s critical accounting policies, estimates, and judgments with the Audit Committee of our Board of Directors. The most significant areas currently involving management judgments and estimates are described below.

Long-Term Contracts
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions

For long-term aerospace contracts, we generally recognize sales and income based on the percentage-of-completion method of accounting, which allows for recognition of revenue as work on a contract progresses. We recognize sales and profit based upon either (1) the cost-to-cost method, in which profit is recorded based upon the ratio of costs incurred to estimated total costs to complete the contract, or (2) the units-of-delivery method, in which sales are recognized as deliveries are made and cost of sales is computed on the basis of the estimated ratio of total cost to total sales.

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

While we do not believe there is a reasonable likelihood there will be a material change in estimates or assumptions used to calculate our long-term revenues and costs, estimating the percentage of work complete on certain programs is a complex task. As a result, changes to these programs could have a significant impact on our results of operations. These programs include the Sikorsky Canadian MH-92 program, the Sikorsky BLACK HAWK program, the JPF program, and several other programs including the Boeing A-10 program. Estimating the ultimate total cost of these programs has been challenging partially due to the complexity of the programs, the ramping up of the new programs, the nature of the materials needed to complete these programs, change orders related to the programs and the need to manage our customers’ expectations. These programs are an important element in our continuing strategy to increase operating efficiencies and profitability as well as broaden our business base. Management continues to monitor and update program cost estimates quarterly for these contracts. A significant change in an estimate on one or more programs could have a material effect on our financial position or results of operations.

Allowance for Doubtful Accounts
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions

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

Write-offs are charged against the allowance for doubtful accounts only after we have exhausted all collection efforts. Actual write-offs and adjustments could differ from the allowance estimates due to unanticipated changes in the business environment as well as factors and risks associated with specific customers.

As of December 31, 2008 and 2007, our allowance for doubtful accounts was 1.2 percent and 1.1 percent of gross receivables, respectively. Receivables written off, net of recoveries, in 2008 and 2007 were $0.8 and $0.7 million, respectively.

Currently we do not believe that we have a significant amount of risk relative to the allowance for doubtful accounts. A 10% increase in the allowance would have a $0.2 million effect on pre-tax earnings.

Inventory Valuation
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions

We have four types of inventory (a) merchandise for resale, (b) contracts in process, (c) other work in process, and (d) finished goods. Merchandise for resale is stated at the lower of the cost of the inventory or its fair market value. Contracts in process, other work in process and finished goods are valued at production cost comprised of material, labor and overhead, including general and administrative expenses on certain government contracts. Contracts in process, other work in process, and finished goods are reported at the lower of cost or net realizable value. We include raw material amounts in the contracts in process and other work in process balances. Raw material includes certain general stock materials but primarily relates to purchases that were made in anticipation of specific programs that have not been started as of the balance sheet date. The total amount of raw material included in these in process amounts is less than 10.0% of the total inventory balance for 2008 and 2007.

The process for evaluating inventory obsolescence or market value issues often requires the company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business. We adjust our inventory by the difference between the estimated market value and the actual cost of our inventory to arrive at net realizable value. Changes in estimates of future sales volume may necessitate future write-downs of inventory value. Based upon a market evaluation performed in 2002 we wrote down our K-MAX inventory by $46.7 million in that year. The K-MAX inventory balance, consisting of work in process and finished goods, was $23.6 million as of December 31, 2008. We believe that it is stated at net realizable value, although lack of demand for spare parts in the future could result in additional write-downs of the inventory value. Overall, management believes that our inventory is appropriately valued and not subject to further obsolescence in the near term.

Inventory valuation at our Industrial Distribution segment generally requires less subjective management judgment than the valuation of certain inventory in the four reporting segments that comprise the Aerospace businesses. Management reviews the K-MAX inventory balance on an annual basis to determine whether any additional write-downs are necessary. If such a write down were to occur, this could have a significant impact on our operating results. A 10% write down in this inventory at December 31, 2008, would have affected pre-tax earnings by approximately $2.4 million in 2008.

Vendor Incentives
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions

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

Our participation in these types of programs is an important element of our Industrial Distribution segment business. These types of programs are common in distribution businesses. Although we believe we will continue to receive vendor incentives, there is no assurance that our vendors will continue to provide comparable amounts of rebates in the future. Also, we cannot estimate whether we will continue to utilize the vendor programs at the same level as in prior periods.

If we were to reduce our participation in vendor incentive programs, this could have a significant impact on our operating results.

Goodwill and Other Intangible Assets
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions

Goodwill and certain intangible assets that have indefinite lives are evaluated at least annually for impairment. All intangible assets are also reviewed for possible impairment whenever changes in conditions indicate that their carrying value may not be recoverable. The annual evaluation is generally performed during the fourth quarter, based on the initial annual forecast information. The identification and measurement of goodwill impairment involves the estimation of fair value of the reporting unit as compared to its carrying value.

The carrying value of goodwill and other intangible assets having indefinite lives was $111.8 million and $46.2 million as of December 31, 2008 and 2007, respectively. See Note 9, Goodwill and Other Intangible Assets, Net, in the Notes to Consolidated Financial Statements for discussion of $7.8 million of goodwill impairment recorded during the year ended December 31, 2008. Based upon its annual evaluation, management has determined that there has been no further impairment of its goodwill balances.

We determine fair value using widely accepted valuation techniques, including discounted cash flow. Management’s estimates of fair value are based upon factors such as projected sales and growth rates, discount rates and other elements requiring significant judgments. The discount rates we utilize reflect the risk and uncertainty in the financial markets and specifically in our internally developed earnings projections. We utilize currently available information regarding present industry and economic conditions and future expectations to prepare our estimates and perform impairment evaluations.

We do not currently believe there is a reasonable likelihood that there will be a material change in estimates or assumptions used to test for impairment losses on goodwill and other intangible assets. However, if actual results are not consistent with our estimates or assumptions or if current economic conditions persist, we may be exposed to an impairment charge that could be material.

Based upon our analysis, a 1.0 percentage point increase in the discount rate used would not have resulted in any goodwill impairment. Additionally, a 10.0 percent decrease in the fair value of our reporting units also would not have resulted in any goodwill impairment.

Self-Insured Retentions Liabilities
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions

We have varying levels of deductibles for losses related to health, workers’ compensation, auto and product/general liability claims. To limit our exposure to these claims we obtain third party insurance coverage. Our total liability/deductible for workers’ compensation is limited to $0.4 million per claim and for general liability and auto liability, we are limited to $0.3 million per claim. The cost of such benefits is recognized as expense based on claims filed in each reporting period and an estimate of claims incurred but not reported (“IBNR”) during such period. The estimates for the cost of the claims are based upon information provided to us by the claims administrators and are periodically revised to reflect changes in loss trends. Our IBNR estimate is based upon historical trends.

Liabilities associated with these claims are estimated in part by considering historical claims experience, severity factors and other actuarial assumptions. Projections of future losses are inherently uncertain because of the random nature of insurance claims occurrences and the possibility that actuarial assumptions could change. Such self-insurance accruals likely include claims for which the losses will be settled over a period of years.

The financial results of the company could be significantly affected if future claims and assumptions differ from those used in determining these liabilities. If more claims are made than were estimated or if the costs of actual claims increases beyond what was anticipated, reserves recorded may not be sufficient and additional accruals may be required in future periods. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our self-insured liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our self-insurance reserve would affect our 2008 pre-tax earnings by $0.5 million.

Long-Term Incentive Programs
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions

The company maintains a Stock Incentive Plan, which provides for share-based payment awards, including non-statutory stock options, restricted stock, stock appreciation rights, and long-term incentive program (LTIP) awards. We determine the fair value of our non-qualified stock option awards at the date of grant using a Black-Scholes model. We determine the fair value of our restricted share awards at the date of grant using an average of the high and low market price of our stock.

LTIP awards provide certain senior executives an opportunity to receive award payments, generally in cash. For each performance cycle, the company’s financial results are compared to the Russell 2000 indices for the same periods based upon the following: (a) average return on total capital, (b) earnings per share growth and (c) total return to shareholders. No awards will be payable unless the company’s performance is at least in the 25th percentile of the designated indices. The maximum award is payable if performance reaches the 75th percentile of the designated indices. Awards for performance between the 25th and 75th percentiles are determined by straight-line interpolation. Awards will be paid out at 100% at the 50th percentile.

In order to estimate the liability associated with LTIP awards, management must make assumptions as to how our current performance compares to current Russell 2000 data based upon the Russell 2000’s historical results. This analysis is performed on a quarterly basis. When sufficient Russell 2000 data for a year is available, which typically will not be until April or May of the following year, management will adjust the liability to reflect its best estimate of the total award. Actual results could differ significantly from management’s estimates. The total liability as of December 31, 2008 was $4.3 million.

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

Our long-term incentive plan requires management to make assumptions regarding the likelihood of achieving long-term company goals as well as estimate the impact the Russell 2000 results may have on our accrual.

We do not currently believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material.

If actual results are not consistent with the assumptions used, the stock-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the stock-based compensation. A 10% change in our stock-based compensation expense for the year ended December 31, 2008, would have affected net earnings by approximately $0.2 million in 2008. Due to the timing of availability of the Russell data, there is a risk that the amount we have recorded as LTIP expense could be different from the actual payout. A 10.0 percentage point increase in the total performance factor earned for our LTIP would result in a reduction of 2008 pretax earnings of $0.2 million.

Pension Plans
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions

We maintain a qualified defined benefit pension plan for our full-time U.S. employees (with the exception of certain acquired companies that have not adopted the plan) as well as a non-qualified Supplemental Employees Retirement Plan (SERP) for certain key executives. Expenses and liabilities associated with each of these plans are determined based upon actuarial valuations. Integral to these actuarial valuations are a variety of assumptions including expected return on plan assets, discount rate and rate of increase in compensation levels. We regularly review these assumptions, which are updated at the measurement date, December 31st, and disclosed in Note 16, Pension Plans, in the Notes to Consolidated Financial Statements included in this Form 10-K. In accordance with generally accepted accounting principles, the impact of differences between actual results and the assumptions are accumulated and generally amortized over future periods, which will affect expense recognized in future periods.

We believe that two assumptions, the discount rate and the expected rate of return on plan assets, are important elements of expense and/or liability measurement.

The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the pension obligation. For 2008, management reviewed the Citigroup Pension Discount Curve and Liability Index to determine the continued appropriateness of our discount rate assumptions. This index was designed to provide a market average discount rate to assist plan sponsors in valuing the liabilities associated with postretirement obligations. Additionally, we reviewed the change in the general level of interest rates since the last measurement date noting that overall rates had decreased since 2007.

Based upon this information, we used a 6.15 percent discount rate as of December 31, 2008 for the qualified benefit pension plan. This rate takes into consideration the participants in our pension plan and the anticipated payment stream as compared to the Citigroup index and rounds the results to the nearest fifth basis point. For the SERP, we used the same methodology as the pension plan and derived a discount rate of 6.15 percent in 2008 for the benefit obligation. The qualified defined benefit pension plan and SERP used discount rates of 6.4 percent and 5.9 percent, respectively at December 31, 2007 for purposes of calculating the benefit obligation. The difference in the discount rates is primarily due to the expected duration of SERP payments, which is shorter than the anticipated duration of benefit payments to be made to the average participant in the pension plan.

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

A lower discount rate increases the present value of benefit obligations and increases pension expense. A one percentage point decrease in the assumed discount rate would have increased pension expense in 2008 by $3.4 million. A one percentage point increase in the assumed discount rate would have decreased pension expense in 2008 by $1.3 million.

A lower expected rate of return on pension plan assets would increase pension expense. The expected return on plan assets was 8.0 percent for December 31, 2008. A one-percentage point increase/decrease in the assumed return on pension plan assets assumption would have changed pension expense in 2008 by approximately $4.3 million.

Income Taxes
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions

Tax laws in certain of our operating jurisdictions require items to be reported for tax purposes at different times than the items are reflected in our financial statements. One example of such temporary differences is depreciation expense. Other differences are permanent, such as expenses that are never deductible on our tax returns, an example being a charge related to the impairment of goodwill. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax returns in future years for which we have already recorded the tax benefit in our financial statements. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment is not yet due or the realized tax benefit of expenses we have already reported in our tax returns, but have not yet recognized as expense in our financial statements.

As of December 31, 2008, we had recognized $87.9 million of net deferred tax assets, net of valuation allowances. The realization of these benefits is dependent in part on future taxable income. For those foreign countries or U.S. states where the expiration of tax loss or credit carry forwards or the projected operating results indicates that realization is not likely, a valuation allowance is provided.

Management believes that sufficient income will be earned in the future to realize deferred income tax assets, net of valuation allowances recorded. The realization of these deferred tax assets can be impacted by changes to tax laws or statutory tax rates and future taxable income levels.

Our effective tax rate on earnings from continuing operations was 40.7 percent for 2008. Our effective tax rate is based on expected or reported income or loss, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are valid and defensible, we believe that certain positions may not prevail if challenged. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit or changes in tax legislation. Our effective tax rate includes the impact of reserve provisions and changes to reserves that we consider appropriate. This rate is then applied to our quarterly operating results. In the event that there is a significant unusual or one-time item recognized in our operating results, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or one-time item.

The Company anticipates that total unrecognized tax benefits will decrease by $0.8 million due to settlements of tax examinations within the next twelve months. We file tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including 2005. It is our policy to record interest and penalties on unrecognized tax benefits as income taxes.  A one percent change to our tax rate would affect our 2008 earnings by $0.6 million.

Derivatives and Hedging
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions

We use derivatives to manage risks related to foreign exchange and our net investment in certain foreign subsidiaries. Accounting for derivatives as hedges requires that, at inception and over the term of the arrangement, the hedged item and related derivative meet the requirements for hedge accounting. The rules and interpretations related to derivative accounting are complex. If a derivative does not meet the complex requirements established as a prerequisite for hedge accounting, changes in the fair value of the derivative must be reported in earnings rather than as a component of other comprehensive income, without regard to the offsetting changes in the fair value of the hedged item.

In evaluating whether a particular relationship qualifies for hedge accounting, we first determine whether the relationship meets the strict criteria to qualify for exemption from ongoing effectiveness testing. For a relationship that does not meet these criteria, we test effectiveness at inception and quarterly thereafter by determining whether changes in the fair value of the derivative offset, within a specified range, changes in the fair value of the hedged item. This test is conducted each reporting period. If fair value changes fail this test, we discontinue applying hedge accounting to that relationship prospectively. Fair values of both the derivative instrument and the hedged item are calculated using internal valuation models incorporating market-based assumptions.

At December 31, 2008, derivative assets were $1.0 million and we had recorded $0.8 million, net of tax, in other comprehensive income. The amount recorded to other comprehensive income would have been recorded in the Consolidated Statement of Operations for the year ended December 31, 2008 had the criteria for hedge accounting not been met. Changes in the fair value of these instruments will be recorded to other comprehensive income until the point where either the Company stops utilizing the derivative instruments as a hedge or the derivative instruments no longer provide an effective hedge against the impact of foreign currency changes on the underlying transaction. Further information about our use of derivatives is provided in Note 6, Derivative Financial Instruments, in the Notes to Consolidated Financial Statements.

Environmental Costs
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions

Our operations are subject to environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over our foreign operations. As a result, we have established and update, as necessary, policies relating to environmental standards of performance for our operations worldwide.

When we become aware of an environmental risk, we perform a site study to ascertain the potential magnitude of contamination and the estimated cost of remediation. This cost is accrued using a reasonable discount factor based on the estimated future cost of remediation.

In 2008, the primary accrual for remediation related to our purchase of the Navy property as more fully discussed in Note 11, Environmental Costs, and Note 18, Commitments and Contingencies, in the Notes to Consolidated Financial Statements.

We continually evaluate the identified environmental issues to ensure the time to complete the remediation and the total cost of remediation are consistent with our initial estimate. If there is any change in the cost and/or timing of remediation, the accrual is adjusted accordingly.

Environmental costs are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts with respect to each individual site, including existing technology, current laws and regulations and prior remediation experience. Liabilities with fixed or readily determinable payment dates are discounted.

At December 31, 2008, amounts accrued for known environmental remediation costs were $16.1 million. A 10% change in this accrual could have impacted pre-tax earnings by $1.6 million. Further information about our environmental costs is provided in Note 11, Environmental Costs, in the Notes to Consolidated Financial Statements.

We believe that expenditures necessary to comply with the present regulations governing environmental protection will not have a material effect upon our competitive position, consolidated financial position, results of operations or cash flows.

RECENT ACCOUNTING STANDARDS

A summary of recent accounting standards is included in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

SELECTED QUARTERLY FINANCIAL DATA

	First	Second	Third	Fourth	Total
2008	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share amounts)
Net Sales	$285,781	$316,285	$335,133	$316,396	$1,253,595
Gross Profit	$76,591	$86,272	$88,873	$80,401	$332,137
Net Earnings from Continuing Operations	$8,868	$6,090	$13,530	$6,619	$35,107
Gain on Disposal of Discontinued Operations, net of tax	$-	$323	$-	$169	$492
Net Earnings	$8,868	$6,413	$13,530	$6,788	$35,599

Earnings Per Share - Basic
Basic from Continuing Operations	$0.35	$0.24	$0.54	$0.26	$1.39
Basic from Disposal of Discontinued Operations	$-	$0.01	$-	$0.01	$0.02
Basic	$0.35	$0.25	$0.54	$0.27	$1.41

Earnings Per Share - Diluted
Diluted from Continuing Operations	$0.35	$0.24	$0.53	$0.26	$1.38
Diluted from Disposal of Discontinued Operations	$-	$0.01	$-	$0.01	$0.02
Diluted	$0.35	$0.25	$0.53	$0.27	$1.40

	First	Second	Third	Fourth	Total
2007	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share amounts)
Net Sales	$266,530	$272,382	$274,856	$272,263	$1,086,031
Gross Profit	$75,161	$74,584	$76,457	$74,743	$300,945
Net Earnings from Continuing Operations	$9,073	$9,007	$9,437	$8,974	$36,491
Net Earnings from Discontinued Operations	$1,002	$1,052	$2,300	$3,536	$7,890
Gain on Disposal of Discontinued Operations, net of tax	$-	$-	$-	$11,538	$11,538
Net Earnings	$10,075	$10,059	$11,737	$24,048	$55,919

Earnings Per Share - Basic
Basic from Continuing Operations	$0.37	$0.37	$0.39	$0.37	$1.50
Basic from Discontinued Operations	$0.05	$0.04	$0.09	$0.14	$0.32
Basic from Disposal of Discontinued Operations	$-	$-	$-	$0.47	$0.47
Basic	$0.42	$0.41	$0.48	$0.98	$2.29

Earnings Per Share - Diluted
Diluted from Continuing Operations	$0.37	$0.36	$0.38	$0.35	$1.46
Diluted from Discontinued Operations	$0.04	$0.04	$0.09	$0.14	$0.31
Diluted from Disposal of Discontinued Operations	$-	$-	$-	$0.46	$0.46
Diluted	$0.41	$0.40	$0.47	$0.95	$2.23

Included within certain annual results are a variety of unusual or significant adjustments that may affect comparability. The most significant of such adjustments are described below as well as within Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements.

One-time charges within the 2008 quarterly results are as follows: first quarter, $2,527 in charges related to the write-off of tooling costs at our Aerostructures Wichita facility; second quarter, $7,810 in non-cash expense related to the impairment of the goodwill balance at our Aerostructures Wichita facility; third quarter, $1,587 of expense related to the cancellation of foreign currency hedge contracts originally assumed in connection with the acquisition of Brookhouse.

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

Foreign Currencies

We have manufacturing, sales, and distribution facilities in various locations throughout the world. As a result, we make investments and conduct business transactions denominated in various currencies, including the U.S. dollar, the British Pound, the European Euro, the Canadian dollar, the Mexican peso, and the Australian dollar. We manage foreign currency exposures that are associated with committed foreign currency purchases and sales and other assets and liabilities created in the normal course of business at the subsidiary operations level. Sometimes we may, through the use of forward contracts, hedge the price risk associated with committed and forecasted foreign denominated payments and rates. Historically the use of these forward contracts has been minimal. We do not use derivatives for speculative or trading purposes.

During the first quarter of 2008, we entered a settlement agreement with the Commonwealth of Australia that terminated the SH-2G(A) Super Seasprite program on mutually agreed terms. The agreement provided for a transfer of ownership of the 11 SH-2G(A) Super Seasprite helicopters (along with spare parts and associated equipment), after which proceeds from the sale of these items would be shared on a predetermined basis. This transfer of ownership occurred on February 12, 2009 (the Transfer Date).

In connection with sharing sale proceeds, we have agreed that total payments of at least $39.5 million (AUS) will be made to the Commonwealth regardless of sales, with at least $26.7 million (AUS) to be paid by March 2011, and, to the extent cumulative payments have not yet reached $39.5 million (AUS), additional payments of $6.4 million (AUS) each in March of 2012 and 2013. During the fourth quarter of 2008, we entered into forward contracts for the purpose of hedging these required payments. These contracts cover $36.5 million (AUS) of the $39.5 million (AUS) in required payments and have been accounted for in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137 and Statement of Financial Accounting Standards No. 138” (“SFAS 133”).  See Note 6, Derivative Financial Instruments, in the Notes to Consolidated Financial Statements for further discussion.

Additionally we maintain a euro note, which is part of our revolving credit facility, which qualifies and has been designated as an effective hedge against the investment in our German subsidiary (RWG). The euro note acts as an effective hedge against currency gains or losses.

Total annual foreign sales, including foreign export sales, averaged approximately $158 million over the last three years. More than half of our foreign sales are to Europe or Canada. Foreign sales represented 14.9 percent of consolidated net sales in 2008. The increasing strength of the Euro has resulted in additional pricing pressures for our German subsidiary since most of the products it sells are priced in Euros. Overall, management believes that any near term changes in currency exchange rates would not have a material effect on the company’s financial position.

Interest Rates

Our primary exposure to interest rate risk relates to our financial instruments. These financial instruments primarily consist of our revolving credit facilities with interest at current market rates. The level of fees and interest charged on revolving credit commitments and borrowings are based upon borrowing levels, market interest rates, and the company's credit rating.

Our interest rate risk is derived primarily from our outstanding variable rate revolving credit facilities. The principal facilities are a $200.0 million revolving credit agreement that expires August 4, 2010 and a $50 million term loan agreement entered into on October 29, 2008 with a four-year term. The other facilities, established for foreign operations, are comparatively insignificant in amount. Changes in market interest rates or the company's credit rating would impact the interest rates on these facilities. As of December 31, 2008, we have $94.2 million in outstanding indebtedness, inclusive of a euro note, which is part of our revolving credit facility, for $7.1 million. This euro note is being used as an effective hedge against our investment in RWG. We will continue to borrow strategically to limit interest rate risk in the future.

Commodity Prices

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

MANAGEMENT'S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

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

Under the supervision of and with the participation of our management, including the undersigned, the company has assessed its internal controls over financial reporting as of December 31, 2008, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the company concluded that the company maintained effective internal control over financial reporting as of December 31, 2008, based on the specified criteria. During our assessment, management did not identify any material weaknesses in our internal control over financial reporting. KPMG LLP, an independent registered accounting firm that also audited our consolidated financial statements included in this report, audited the effectiveness of internal control over financial reporting and issued their report thereon which is included herein.

February 26, 2009

/s/ Neal J. Keating	/s/ William C. Denninger
Neal J. Keating	William C. Denninger
President and	Senior Vice President
Chief Executive Officer	and Chief Financial Officer

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Kaman Corporation

We have audited the accompanying consolidated balance sheets of Kaman Corporation and its subsidiaries (Kaman Corporation) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited Kaman Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kaman Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

Kaman Corporation acquired Brookhouse Holdings, Limited, Industrial Supply Corp. (ISC) and Industrial Rubber and Mechanics, Inc. (INRUMEC) during 2008, and management excluded from its assessment of the effectiveness of Kaman Corporation’s internal control over financial reporting as of December 31, 2008, Brookhouse’s, ISC’s, and INRUMEC’s internal control over financial reporting associated with total assets of $123.1 million and total net sales of $75.8 million included in the consolidated financial statements of Kaman Corporation as of and for the year ended December 31, 2008. Our audit of internal control over financial reporting of Kaman Corporation also excluded an evaluation of the internal control over financial reporting of Brookhouse, ISC, and INRUMEC.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kaman Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Kaman Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Hartford, Connecticut
February 26, 2009

CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts)

	At December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$8,161	$73,898
Accounts receivable, net	173,847	158,435
Inventories	255,817	210,341
Deferred income taxes	23,851	28,724
Other current assets	24,840	20,231
Total current assets	486,516	491,629
Property, plant and equipment, net	79,476	53,645
Goodwill	83,594	45,993
Other intangibles assets, net	28,211	195
Deferred income taxes	71,926	3,594
Overfunded pension	-	30,486
Other assets	12,890	9,321
Total assets	$762,613	$634,863

Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable	$1,241	$1,680
Current portion of long-term debt	5,000	-
Accounts payable – trade	84,059	74,236
Accrued salaries and wages	21,104	25,328
Accrued pension costs	5,878	14,202
Accrued contract losses	9,714	9,513
Advances on contracts	10,612	9,508
Other accruals and payables	39,467	36,162
Income taxes payable	1,464	12,002
Total current liabilities	178,539	182,631
Long-term debt, excluding current portion	87,924	11,194
Deferred income taxes	7,926	199
Underfunded pension	168,148	-
Other long-term liabilities	45,805	46,313
Commitments and contingencies
Shareholders' equity:
Capital stock, $1 par value per share:
Preferred stock, 200,000 shares authorized; none outstanding	-	-
Common stock, 50,000,000 shares authorized, voting, 25,514,525 shares issued in 2008 and 25,181,894 shares issued in 2007	25,515	25,182
Additional paid-in capital	85,073	78,783
Retained earnings	283,789	262,417
Accumulated other comprehensive income (loss)	(119,658)	28,555
Less 43,907 shares and 38,471 shares of common stock in 2008 and 2007, respectively, held in treasury, at cost	(448)	(411)
Total shareholders’ equity	274,271	394,526
Total liabilities and shareholders’ equity	$762,613	$634,863

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts)

	For the Year Ended December 31
	2008	2007	2006

Net sales	$1,253,595	$1,086,031	$991,422
Cost of sales	921,458	785,086	719,999
	332,137	300,945	271,423

Selling, general and administrative expenses	259,282	238,796	223,549
Goodwill impairment	7,810	-	-
Net (gain)/loss on sale of assets	(221)	(2,579)	52
Operating income from continuing operations	65,266	64,728	47,822
Interest expense, net	3,012	6,336	6,244
Loss on ineffective derivative contracts	1,893	-	-
Other expense, net	1,195	865	918

Earnings from continuing operations before income taxes	59,166	57,527	40,660
Income tax expense	24,059	21,036	16,017
Net earnings from continuing operations	35,107	36,491	24,643

Earnings from discontinued operations, net of taxes	-	7,890	7,143
Gain on disposal of discontinued operations, net of taxes	492	11,538	-
Net earnings from discontinued operations	492	19,428	7,143

Net earnings	$35,599	$55,919	$31,786

Net earnings per share:
Basic net earnings per share from continuing operations	$1.39	$1.50	$1.02
Basic net earnings per share from discontinued operations	-	0.32	0.30
Basic net earnings per share from disposal of discontinued operations	0.02	0.47	-
Basic net earnings per share	$1.41	$2.29	$1.32

Diluted net earnings per share from continuing operations	$1.38	$1.46	$1.01
Diluted net earnings per share from discontinued operations	-	0.31	0.29
Diluted net earnings per share from disposal of discontinued operations	0.02	0.46	-
Diluted net earnings per share	$1.40	$2.23	$1.30

Average shares outstanding:
Basic	25,228	24,375	24,036
Diluted	25,512	25,261	24,869

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Restricted Stock Awards	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Shares	$					Shares	$
Balance at December 31, 2005	24,565,111	$24,565	$58,637	$199,383	$(454)	$(4,145)	660,382	$(8,232)	$269,754
Net earnings	-	-	-	31,786	-	-	-	-	31,786
Foreign currency translation adjustments,
net of tax benefit of $840	-	-	-	-	-	1,268	-	-	1,268
Comprehensive income									33,054
Dividends	-	-	-	(12,032)	-	-	-	-	(12,032)
Stock awards issued,
net of tax benefit of $381	-	-	1,005	-	-	-	(182,296)	2,233	3,238
Share-based compensation expense	-	-	1,300	-	-	-	(43,375)	531	1,831
Conversion of debentures	-	-	143	-	-	-	(12,871)	158	301
Adoption of SFAS 123(R)	-	-	(454)	-	454	-	-	-	-
Adoption of SFAS 158,
net of tax expense of $255	-	-	-	-	-	415	-	-	415
Balance at December 31, 2006	24,565,111	24,565	60,631	219,137	-	(2,462)	421,840	(5,310)	296,561
Net earnings	-	-	-	55,919	-	-	-	-	55,919
Foreign currency translation adjustments,
net of tax benefit of $441	-	-	-	-	-	3,128	-	-	3,128
Pension plan adjustments,
net of tax expense of $17,102	-	-	-	-	-	27,889	-	-	27,889
Comprehensive income									86,936
Dividends	-	-	-	(13,054)	-	-	-	-	(13,054)
Stock awards issued,
net of tax benefit of $1,211	36,066	36	1,939	-	-	-	(252,409)	3,281	5,256
Share-based compensation expense	20,000	20	2,935	-	-	-	(63,804)	789	3,744
Conversion of debentures	560,717	561	13,278	-	-	-	(67,156)	829	14,668
Adoption of FIN 48	-	-	-	415	-	-	-	-	415
Balance at December 31, 2007	25,181,894	25,182	78,783	262,417	-	28,555	38,471	(411)	394,526
Net earnings	-	-	-	35,599	-	-	-	-	35,599
Foreign currency translation adjustments,
net of tax expense of $224	-	-	-	-	-	(27,782)	-	-	(27,782)
Unrealized gain on derivative instruments,
net of tax expense of $493	-	-	-	-	-	804	-	-	804
Pension plan adjustments,
net of tax benefit of $74,279	-	-	-	-	-	(121,235)	-	-	(121,235)
Comprehensive loss									(112,614)
Dividends	-	-	-	(14,227)	-	-	-	-	(14,227)
Stock awards issued,
net of tax benefit of $349	209,586	210	3,406	-	-	-	-	-	3,616
Share-based compensation expense	123,045	123	2,884	-	-	-	5,436	(37)	2,970
Balance at December 31, 2008	25,514,525	$25,515	$85,073	$283,789	$-	$(119,658)	43,907	$(448)	$274,271

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands)

	For the Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net earnings from continuing operations	$35,107	$36,491	$24,643
Adjustments to reconcile net earnings from continuing operations to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	12,842	9,893	8,754
Change in allowance for doubtful accounts	217	(3)	(511)
Net (gain) loss on sale of assets	(221)	(2,579)	56
Goodwill impairment	7,810	-	-
Non-cash loss on derivative instruments	306	-	-
Stock compensation expense	2,109	3,827	2,867
Excess tax benefits from share-based compensation arrangements	(349)	(1,171)	(378)
Deferred income taxes	10,108	(7,780)	(1,243)
Changes in assets and liabilities, excluding effects of acquisitions/divestures:
Accounts receivable	(3,610)	4,255	(10,783)
Inventories	(35,453)	(23,765)	(14,204)
Income tax receivable	(3,450)	-	-
Other current assets	3,540	(3,373)	(1,432)
Accounts payable	(5,317)	931	(5,295)
Accrued contract losses	206	(2,033)	(8,429)
Advances on contracts	1,103	(706)	(4,298)
Accrued expenses and payables	(11,999)	(2,871)	(3,128)
Income taxes payable	(11,591)	4,275	2,199
Pension liabilities	(12,790)	3,312	8,560
Other long-term liabilities	(2,273)	6,878	1,853
Net cash provided by (used in) operating activities of continuing operations	(13,705)	25,581	(769)
Net cash provided by (used in) operating activities of discontinued operations	(14)	209	7,588
Net cash provided by (used in) operating activities	(13,719)	25,790	6,819

Cash flows from investing activities:
Proceeds from sale of assets	210	5,741	541
Net proceeds from sale of discontinued operations	447	112,302	-
Expenditures for property, plant & equipment	(16,000)	(14,226)	(12,099)
Acquisition of businesses including earn out adjustment, net of cash	(106,131)	(3,238)	(1,752)
Other, net	(4,302)	(4,918)	(1,997)
Cash provided by (used in) investing activities of continuing operations	(125,776)	95,661	(15,307)
Cash provided by (used in) investing activities of discontinued operations	-	301	(383)
Cash provided by (used in) investing activities	(125,776)	95,962	(15,690)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit agreements	31,636	(45,286)	11,735
Proceeds from issuance of long-term debt	50,000	-	-
Debt repayment	-	(1,722)	(1,821)
Net change in book overdraft	5,003	(4,613)	4,872
Proceeds from exercise of employee stock plans	3,616	5,256	3,238
Dividends paid	(14,181)	(12,552)	(12,002)
Debt issuance costs	(645)	(150)	-
Windfall tax benefit	349	1,171	378
Other	(723)	1,444	5,950
Cash provided by (used in) financing activities of continuing operations	75,055	(56,452)	12,350
Cash provided by (used in) financing activities of discontinued operations	-	(4,744)	(3,954)
Cash provided by (used in) financing activities	75,055	(61,196)	8,396

Net increase (decrease) in cash and cash equivalents	(64,440)	60,556	(475)
Effect of exchange rate changes on cash and cash equivalents	(1,297)	622	197
Cash and cash equivalents at beginning of period	73,898	12,720	12,998
Cash and cash equivalents at end of period	$8,161	$73,898	$12,720

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006
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

Use of Estimates

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment, intangibles and goodwill; valuation allowances for receivables, inventories and deferred income tax assets; valuation of share-based compensation and vendor incentives; and assets and obligations related to employee benefits, estimates of environmental remediation costs and accounting for long-term contracts. Actual results could differ from those estimates.

Foreign Currency Translation

The company has certain operations outside the United States that prepare financial statements in currencies other than the U.S. dollar. For these operations, results of operations and cash flows are translated using the average exchange rate throughout the period. Assets and liabilities are generally translated at end of period rates. The gains and losses associated with these translation adjustments are included as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

Concentration of Credit Risk

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of trade accounts receivable. The carrying amounts of these items as well as trade accounts payable and notes payable approximate fair value due to the short-term maturity of these instruments. The Helicopters segment had one customer, the Commonwealth of Australia, which accounted for 23.3% and 25.8% of the consolidated accounts receivable balance as of December 31, 2008 and 2007, respectively. During 2008, the Company and the Commonwealth of Australia terminated the SH-2G(A) Super Seasprite program on mutually agreed terms. As part of this termination agreement the accounts receivable balance, totaling $40,572 as of December 31, 2008, will be eliminated in connection with the transfer of the Australian program inventory and equipment to the Company. See Note 18, Commitments and Contingencies, for further discussion. No individual customer accounted for more than 10% of consolidated net sales. Foreign sales were approximately 14.9%, 14.0% and 13.6% of the company’s net sales in 2008, 2007 and 2006, respectively, and are concentrated in the United Kingdom, Canada, Australia, Germany, Mexico, and Asia.

Additional Cash Flow Information

Non-cash investing activities in 2008 include $2,360 in costs related to the acquisitions made by the Company’s Industrial Distribution segment as well as the purchase of the NAVAIR property for $10,258, which represents the assumption of the associated environmental remediation costs. See Note 11, Environmental Costs, for further discussion. There were no non-cash investing activities in 2007.

Non-cash financing activities in 2008 include an adjustment to other comprehensive income related to the under funding of the pension and SERP plans. The total adjustment was $121,235, net of tax of $74,279. Non-cash financing activities in 2007 and 2006 include the conversion of 14,668 debentures in 2007 and 301 debentures in 2006 into 627,873 and 12,781 shares of common stock, respectively. In 2007, we recorded an adjustment to other comprehensive income related to the overfunding of our pension plan, offset to some extent by an underfunding of our SERP.  The total adjustment to other comprehensive income in 2007 was $27,889, net of tax of $17,163. For 2006, we had an underfunding of our pension and SERP of $415, net of tax of $255.  We describe our pension obligations in more detail in Note 16, Pension Plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands except share and per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Sales and estimated profits under long-term contracts are principally recognized using the percentage-of-completion method of accounting, generally using as a measurement basis either a ratio that costs incurred bear to estimated total costs (after giving effect to estimates of costs to complete based upon most recent information for each contract) or units-of-delivery. Reviews of contracts are made routinely throughout their lives and the impact of revisions in profit estimates are recorded in the accounting period in which the revisions are made. Any anticipated contract losses are charged to operations when first indicated. In cases where we have multiple contracts with a single customer, each contract is generally treated as a separate obligation and accounted for as such.

Revenue is recognized on bill and hold arrangements only when the following criteria are met: risk of ownership has passed to the buyer; a fixed written commitment has been provided by the buyer; the goods are complete and ready for shipment; the goods are segregated from inventory; no performance obligations remain; and a schedule for delivery of the goods has been established.

Other types of sales contracts are initially reviewed to ascertain if there is a multiple element arrangement. If such an arrangement exists and there is no evidence of stand-alone value for each element of the undelivered items, recognition of sales for the arrangement is deferred until all elements of the arrangement are delivered and risk of loss and title have passed. For elements that do have stand-alone value or contracts that are not considered multiple element arrangements, sales and related costs of sales are recognized when services have been completed or the product has been shipped or delivered depending upon when title and risk of loss have passed.

As of December 31, 2008 and 2007, approximately $1,785 and $518 of pre-contract costs were included in inventory, which represented 0.7% and 0.2% of total inventory, respectively. Pre-contract costs incurred for items such as materials or tooling for anticipated contracts are included in inventory if recovery of such costs is considered probable. Thereafter, if the Company determines it will not be awarded an anticipated contract and the associated pre-contract costs cannot be applied to another program the costs are expensed immediately. Learning or start-up costs incurred in connection with existing or anticipated follow-on contracts are charged to the existing contract unless the terms of the contract permit recovery of these costs over a specific contractual term and provide for reimbursement if the contract is cancelled.

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

Cost of Sales and Selling, General and Administrative Expenses

Cost of sales includes costs of products and services sold (i.e., purchased product, raw material, direct labor, engineering labor, outbound freight charges and indirect and overhead charges). Selling expenses primarily consist of advertising, promotion, bid and proposal, employee payroll and corresponding benefits and commissions paid to sales and marketing personnel. General and administrative expenses primarily consist of employee payroll including executive, administrative and financial personnel and corresponding benefits, incentive compensation, independent research and development, consulting expenses, warehousing costs, depreciation and amortization. The Helicopters, Precision Products and Aerostructures segments include general and administrative expenses as an element of program cost and inventory for certain government contracts.

Certain inventory related costs, including purchasing costs, receiving costs and inspection costs, for the Industrial Distribution segment are not included in the cost of sales line item. For the years ended December 31, 2008, 2007 and 2006, $2,669, $2,877 and $2,746, respectively, of such costs are included in general and administrative expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands except share and per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments. These investments are liquid in nature and have original maturities of three months or less. Book overdraft positions, which occur when total outstanding issued checks exceed available cash balances at a single financial institution at the end of each reporting period, are reclassified to accounts payable within the consolidated balance sheets. At December 31, 2008 and 2007, the Company had book overdrafts of $13,694 and $8,045, respectively, classified in accounts payable.

Accounts Receivable

The Company has three types of accounts receivable: (a) Trade receivables, which consist of amounts billed and currently due from customers; (b) U.S. Government contracts, which consist of (1) amounts billed, and (2) costs and accrued profit – not billed; and (c) Commercial and other government contracts, which consist of (1) amounts billed, and (2) costs and accrued profit – not billed.

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

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (“SFAS 144”), long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Maintenance and repair items are charged against income as incurred, whereas renewals and betterments are capitalized and depreciated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands except share and per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is reviewed for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”). The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”, (“SFAS 141”). The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. Goodwill and intangible assets with indefinite lives are evaluated for impairment in the fourth quarter, based on initial annual forecast information. Intangible assets with finite lives are amortized using the straight-line method over their estimated period of benefit, which generally ranges from 10 to 20 years. The goodwill and other intangible assets are also reviewed for possible impairment whenever changes in conditions indicate that the fair value of a reporting unit is below its carrying value. See Note 9, Goodwill and Other Intangible Assets, Net, for discussion of the goodwill impairment charge taken during the second quarter of 2008. Based upon the annual impairment assessment, there were no additional goodwill or intangible asset impairments at December 31, 2008, 2007 or 2006.

Product Warranty Costs

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

Vendor Incentives

The Company’s Industrial Distribution segment enters into agreements with certain vendors providing for inventory purchase incentives that are generally earned and recognized upon achieving specified volume-purchasing levels. The company recognizes rebate income relative to specific rebate programs as a reduction of the cost of inventory based on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress toward earning the rebate, provided that the amounts are probable and reasonably estimable. As of December 31, 2008 and 2007, total vendor incentive receivables, included in other current assets, was approximately $9,200 and $9,400, respectively.

Self-Insured Retentions

The Company is self-insured for certain losses related to health, workers’ compensation, auto and product general liability claims. However, the Company obtains third-party insurance coverage to limit its exposure to these claims. The total liability for workers’ compensation is limited to $350 per claim and for product/general liability and auto liability the limit is $250 per claim. The cost of such benefits is recognized as expense based on claims filed in each reporting period and an estimate of claims incurred but not reported (“IBNR”) during such period. The estimates for the cost of the claims are based upon information provided to us by the claims administrators and are periodically revised to reflect changes in loss trends. The IBNR estimate is based upon historical trends. These amounts are included in other accruals and payables on the consolidated balance sheets.

Liabilities associated with these claims are estimated in part by considering historical claims experience, severity factors and other actuarial assumptions. Projections of future losses are inherently uncertain because of the random nature of insurance claim occurrences and changes that could occur in actuarial assumptions. Such self-insurance accruals will likely include claims for which the ultimate losses will be settled over a period of years.

Research and Development

Research and development costs not specifically covered by contracts are charged against income as incurred and included in selling, general and administrative expenses. Such costs amounted to $4,194, $3,303 and $3,279 in 2008, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands except share and per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

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

Share-Based Payment Arrangements

In 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, (“SFAS 123(R)”). In accordance with SFAS 123(R), the Company records compensation expense for share-based awards based upon an assessment of the grant date fair value of the awards. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. A number of assumptions are used to determine the fair value of options granted. These include expected term, dividend yield, volatility of the options and the risk free interest rate. The Company used the modified prospective method of adoption, which allowed it to apply SFAS 123(R) on a going-forward basis rather than restating prior periods.

Derivative Financial Instruments

The Company uses derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates. To account for its derivative financial instruments, the Company follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137 and Statement of Financial Accounting Standards No. 138” (“SFAS 133”). Derivative financial instruments are recognized on the consolidated balance sheets as either assets or liabilities and are measured at fair value. Changes in fair value of derivatives are recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative is effective as part of a hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income are subsequently included in earnings in the periods in which earnings are affected by the hedged item.

Pension Accounting

The Company accounts for its defined benefit plans under Statement of Financial Accounting Standards No. 158, “Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements Nos. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires companies to recognize the overfunded or underfunded status of their defined benefit plans, calculated as the difference between the plan assets and the projected benefit obligation, as an asset or liability in their balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur.

Recent Accounting Standards

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). Under this standard, companies with derivative instruments are required to disclose information that enables financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The new standard must be applied prospectively for interim periods and fiscal years beginning after November 15, 2008. The company does not anticipate that the adoption of this standard will have a material impact on our financial results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands except share and per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Standards (continued)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS
141(R)”). The objective of this Statement is to improve the relevance and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141(R) establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The potential impact of SFAS 141(R) on our consolidated financial position, results of operations and cash flows will be dependent upon the terms, conditions and details of such acquisitions.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This Statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Since we currently do not have any minority interest investments, we do not expect SFAS 160 will have an impact on our consolidated financial position, results of operations or cash flows.

2. DISCONTINUED OPERATIONS

In December 2007, the Company completed its sale of all of the capital stock of its wholly owned subsidiary, Kaman Music Corporation, to Fender Musical Instruments Corporation (“FMIC” or “Fender”). Pursuant to the terms of the stock purchase agreement, as amended, Kaman received $119,500 in cash, which includes the purchase price of $117,000 and certain working capital and cash adjustments made at closing as set forth in the stock purchase agreement. The purchase price was subject to additional specified post-closing purchase price adjustments. The total pre-tax gain net of transaction costs was $18,571. The company used a portion of the proceeds to pay down the majority of its outstanding indebtedness and the remainder to further its long-term strategies.

This segment qualified as an asset group to be disposed of under the provisions of SFAS No. 144. As a result, the company has reported the results of operations and consolidated financial position of this segment as discontinued operations within the consolidated financial statements for all periods presented.

The following tables provide information regarding the results of discontinued operations:

	For the year ended December 31,
	2008	2007	2006

Net sales of discontinued operations	$-	$214,091	$214,732

Income from discontinued operations	-	12,465	11,555
Other income (expense) from discontinued operations	-	98	63
Earnings from discontinued operations before income taxes	-	12,563	11,618
Provision for income taxes	-	(4,673)	(4,475)
Net earnings from discontinued operations
before gain on disposal	$-	$7,890	$7,143

Gain on disposal of discontinued operations	506	18,065	-
Provision for income taxes on gain	(14)	(6,527)	-
Net gain on disposal	492	11,538	-

Net earnings from discontinued operations	$492	$19,428	$7,143

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands except share and per share amounts)

3. ACQUISITIONS AND DIVESTITURES

During 2008, the Company acquired three businesses, which were accounted for as purchase transactions. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on estimates of fair value. The excess of the purchase price over the fair value of the net assets acquired, including intangible assets, has been allocated to goodwill. The purchase accounting for these acquisitions is preliminary. The operating results for Brookhouse, Industrial Supply Corp (“ISC”) and Industrial Rubber & Mechanics Inc. (“INRUMEC”) have been included in our consolidated financial statements from the date of acquisition. Below is a discussion of the each of the acquisitions:

•
On March 31, 2008, the Company’s Industrial Distribution segment acquired the stock of ISC, a distributor of power transmission, fluid power, material handling and industrial MRO supply products to such diverse markets as ship building, printing, machinery, transportation, electronics, pharmaceutical, rubber, chemicals and food processing. In addition to its Richmond facility, ISC consisted of five other branches located in Norfolk, Roanoke and Waynesboro, Virginia, and in Wilson and High Point, North Carolina.

•
On June 12, 2008, the Company’s Aerostructures segment acquired the stock of Brookhouse Holdings Limited, a leader in the design and manufacture of composite aerostructures, aerospace tooling, and repair and overhaul services based in Darwen, Lancashire, United Kingdom. The acquisition further diversifies our platform positions in both the military and commercial markets, and significantly enhances our position in the higher-growth markets for composite structures.

•
On October 7, 2008, the Company’s Industrial Distribution segment acquired the stock of INRUMEC of Puerto Rico. INRUMEC is a distributor of fluid power products; industrial and hydraulic hoses; belting and conveyer systems; pipe, tube, fittings and valves; and packaging machinery to such diverse markets as food, beverage, pharmaceutical, cement and aggregate. INRUMEC is also a manufacturer of hydraulic hose assemblies for the same end markets. INRUMEC has a branch and regional distribution facility in Gurabo as well as branches located in Bayamón, Ponce and Mayaguez.

During 2007 the Company purchased the remaining minority interest in Delamac de Mexico S.A. de C.V. (“Delamac”) for $462. In addition, the Company sold the Precision Products segment’s 40mm assets, comprised principally of equipment and inventory. These assets were sold to DSE, Inc., former owner of the Precision Products, Inc. - Orlando operation (“KPP Orlando”), previously Dayron. The total sales price was $7,018, consisting of cash of $5,504 and offsets of acquisition earn out liabilities associated with the Company’s purchase of KPP Orlando in 2002, a portion of which was being withheld pending the resolution of the warranty matter relative to the FMU-143 program. (See Note 18, Commitment and Contingencies, for further discussion.) In 2007, the Company recorded a gain on the sale of the assets of $2,570. In 2008, additional consideration of $472 was received in the form of offsets against earn out payments due to DSE, Inc. as a result of Precision Products, Inc. achieving certain milestones and therefore in 2008 Precision Products recorded an additional $472 gain on the sale of the 40mm assets.

In 2007, the Company completed its sale of all of the capital stock of its wholly owned subsidiary, Kaman Music Corporation, to FMIC. See Note 2, Discontinued Operations, for discussion of Kaman Music Corporation sale.

The Company incurred costs of $106,131, $3,238 and $1,752 for the acquisition of businesses during 2008, 2007 and 2006, respectively. Included in these acquisition costs are contingency payments to the former owners of KPP Orlando. These payments are based on the attainment of certain milestones, and over the term of the agreement could total $25,000. These contingency payments are recorded as additional goodwill and totaled $944, $2,776 and $1,751 during 2008, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands except share and per share amounts)

4. ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	At December 31,
	2008	2007

Trade receivables	$77,071	$74,057
U.S. Government contracts:
Billed	29,088	20,852
Costs and accrued profit – not billed	2,450	6,190
Commercial and other government contracts:
Billed	26,845	17,740
Costs and accrued profit – not billed	40,565	41,407
Less allowance for doubtful accounts	(2,172)	(1,811)
Total	$173,847	$158,435

On March 19, 2008, the Company and the Commonwealth of Australia reached an agreement relative to the termination of the SH-2G(A) Super Seasprite Program. The unbilled receivables associated with the SH-2G(A) program were $40,572 and $40,789 as of December 31, 2008 and 2007, respectively, and the balance of amounts received as advances on this contract were $8,531 and $7,511 as of December 31, 2008 and 2007, respectively. These balances, totaling a net $32,041, as of December 31, 2008, will be eliminated in connection with the transfer of the Australian program inventory and equipment to the Company. Additional detail relative to this agreement is provided in Note 18, Commitments and Contingencies.

5. FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Company’s adoption of SFAS No. 157 did not have a material impact on its consolidated financial statements. FASB Staff Position (“FSP”) SFAS No. 157-2 delayed the effective date of SFAS 157 for all nonfinancial assets and liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•
Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for markets that are not active or other inputs that are observable or can be corroborated by observable market data.

•
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands except share and per share amounts)

5. FAIR VALUE MEASUREMENTS (CONTINUED)

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Total Carrying		Significant other	Significant
	Value at	Quoted prices in	observable	unobservable
	December 31,	active markets	inputs	inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Derivative instruments.	$ 991	$ -	$ 991	$ -

The Company’s derivative instruments are limited to foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy and have been included in other current assets and other assets on the Consolidated Balance Sheet at December 31, 2008. Based on the continued ability to trade securities and enter into forward contracts, we consider the markets for our fair value instruments to be active.

The Company undertook an evaluation of the credit risk associated with the counterparties to these derivative instruments and determined that as of December 31, 2008, such credit risks have not had an adverse impact on the fair value of these instruments.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have adopted SFAS 159, but have elected not to measure any additional financial instruments and other items at fair value.

6. DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges

During 2008, the Company entered into forward exchange contracts for the purpose of hedging two forecasted transactions denominated in foreign currencies. The larger of these transactions is related to the future payment to the Commonwealth of Australia upon the sale of the 11 SH-2G(A) Super Seasprite helicopters (along with spare parts and associated equipment), which will be returned to the Company as a result of the termination of the Australia SH-2G(A) Program. See Note 18, Commitments and Contingencies, and Note 22, Subsequent Events, for further discussion of the termination of this program.

At December 31, 2008, the fair value of derivative instruments recorded as assets was $991, and $1,297 in unrealized gains had been recorded to accumulated other comprehensive income. Of the amount recorded in accumulated other comprehensive income, a $159 pre-tax gain is expected to be reclassified into cost of goods sold to reflect the fixed prices obtained from hedging within the next 12 months. Losses recognized in earnings related to the ineffectiveness of cash flow hedges during 2008 were $306 and have been included in non-operating income in the consolidated statements of operations. All open derivative contracts accounted for as cash flow hedges mature by March 14, 2013.

In connection with the acquisition of Brookhouse, the Company assumed foreign currency hedge contracts originally intended to hedge forecasted cash flows on a significant U.S. dollar denominated contract. During the third quarter of 2008, the Company determined that these hedges were ineffective due to a significant shift in the timing of the forecasted cash flows. Therefore, the Company cancelled the contracts, resulting in a loss of $1,587. This loss has been included in non-operating income in the consolidated statements of operations.

Hedges of the Net Investment in Foreign Operations

The Company also maintains a euro note, which is part of the revolving credit facility, which qualifies and has been designated as an effective hedge against the Company’s investment in its German subsidiary (RWG).  The Company has recorded a gain in its cumulative translation adjustment of $605 for the year ended December 31, 2008, and a loss in its cumulative translation adjustment of $1,161 and $1,094 for the years ended December 31, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands except share and per share amounts)

7. INVENTORIES

Inventories consist of the following:

	At December 31,
	2008	2007

Merchandise for resale	$106,757	$93,949
Contracts in process:
U.S. Government, net of progress payments of $28,029
and $29,758 in 2008 and 2007, respectively	65,424	62,116
Commercial and other government contracts	34,587	19,344
Other work in process (including certain general stock materials)	30,288	21,544
Finished goods (including certain general stock materials)	18,761	13,388
Total	$255,817	$210,341

K-MAX® inventory of $23,593 and $19,568 is included in other work in process and finished goods as of December 31, 2008 and 2007, respectively. The increase in the inventory balance was due to the purchase of a used aircraft for $4,664 during the first quarter of 2008. Management believes that a significant portion of this K-MAX inventory will be sold after one year, based upon the anticipation of supporting the fleet for the foreseeable future.

The aggregate amounts of general and administrative costs charged to inventory for the Aerostructures, Precision Products and Helicopters segments during 2008, 2007 and 2006 were $41,257, $35,500, and $32,997, respectively. The estimated amounts of general and administrative costs remaining in contracts in process at December 31, 2008 and 2007 are $6,324 and $6,680, respectively, and are based on the ratio of such costs to total costs of production.

The company had Industrial Distribution segment inventory of $5,457 and $3,313 as of December 31, 2008 and 2007, respectively, on consignment at customer locations.

8. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is summarized as follows:

	At December 31,
	2008	2007

Land	$9,448	$4,457
Buildings	40,115	34,007
Leasehold improvements	14,889	14,311
Machinery, office furniture and equipment	124,382	110,870
Total	188,834	163,645
Less accumulated depreciation	(109,358)	(110,000)
Property, plant and equipment, net	$79,476	$53,645

Excess capacity and related costs, attributable to the Helicopters segment, of $961, $1,284 and $2,424 for 2008, 2007 and 2006, respectively, were included in cost of sales.

Depreciation expense was $11,375, $9,510 and $8,497 for 2008, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands except share and per share amounts)

9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company for the year ended December 31, 2008:

	Balance at December 31, 2007	Additions (1)	Impairments	Foreign Currency Adjustments	Balance at December 31, 2008

Aerostructures	$7,810	$44,860	$(7,810)	$(10,615)	$34,245
Precision Products	25,865	944	-	-	26,809
Helicopters	-	-	-	-	-
Specialty Bearings	8,013	-	-	(1,088)	6,925
Subtotal Aerospace	41,688	45,804	(7,810)	(11,703)	67,979
Industrial Distribution	4,305	11,310	-	-	15,615
Total	$45,993	$57,114	$(7,810)	$(11,703)	$83,594
(1) See Note 3, Acquisitions and Divestitures, for discussion of acquisitions during 2008.

During the second quarter of 2008, our Aerostructures Wichita, Kansas facility continued to experience production and quality issues, which, along with circumstances unique to each contract, resulted in the separate termination of two long-term contracts with Spirit AeroSystems and Shenyang Aircraft Corporation.  These contracts, which represented significant work for the facility, were both loss contracts. In accordance with SFAS 142, the Company tests goodwill for potential impairment annually as of December 31 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Due to the loss of the two major contracts as well as the continuing production and quality issues, the Company performed a goodwill impairment analysis for this reporting unit as of June 27, 2008.

The Company evaluated goodwill for impairment using the two-step process prescribed in SFAS 142. The process of evaluating goodwill for impairment involves the determination of the fair value of the reporting unit and is based on several valuation methods including the market approach and income approach. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market valuations, and assumptions about our strategic plans with regard to the operations of our reporting units.

Although the Company believes it is working through the production issues at the Aerostructures Wichita facility, its carrying value had increased significantly during the second quarter of 2008. This, combined with the loss of two long-term contracts and the quality and production issues at the facility, created a situation in which the estimated fair value of this reporting unit (the legal entity Plastic Fabricating Company, Inc.) was less than its carrying value. The resulting total non-cash goodwill impairment charge was $7,810, which represented the entire goodwill balance for this reporting unit prior to the charge. This charge is not deductible for tax purposes and represents a discrete item impacting our 2008 effective tax rate.

Other Intangible Assets

Other intangible assets consisted of:

	At December 31,
	2008		2007
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Other intangible assets:
Customer lists/relationships	$28,099	$(809)	$-	$-
Trademarks / trade names	924	(201)	-	-
Patents	828	(630)	813	(618)
Total	$29,851	$(1,640)	$813	$(618)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands except share and per share amounts)

9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)

Other Intangible Assets (continued)

Amortization periods for intangible assets range from 2 to 21 years.

Intangible asset amortization expense was $1,142, $39 and $64 in 2008, 2007 and 2006, respectively. Amortization expense for each of the next five years is expected to approximate $1,740 per year.

10. ACCRUED CONTRACT LOSSES

The following is a summary of activity and balances associated with accrued contract losses:

	2008	2007

Balance at January 1	$9,513	$11,542
Additions to loss accrual	7,950	9,561
Costs incurred	(7,400)	(11,236)
Release to income	(349)	(354)
Balance at December 31	$9,714	$9,513

The additions in 2008 related primarily to several programs that were awarded to the Aerostructures segment over the past few years.  The largest amount related to additional costs for tooling on the Sikorsky TRP program. Additionally, the Precisions Products segment incurred contract losses on some of the JPF work performed for the United States Government (“USG”).  This program is expected to become more profitable as we continue to sell to foreign allied militaries.

During 2008, the Company recorded no additional pretax charges for the Helicopters segment’s SH-2G(A) Super Seasprite program compared to additions of $6,414 in 2007.  During 2008, the Company and the Commonwealth of Australia terminated the SH-2G(A) Super Seasprite program on mutually agreed terms. As a result of this termination agreement, the remaining accrued contract loss at December 31, 2008, of $6,719 will be eliminated in connection with the transfer of the Australian program inventory and equipment to the Company. This matter is discussed more fully in Note 18, Commitments and Contingencies.

11. ENVIRONMENTAL COSTS

The following table displays the activity and balances associated with accruals related to environmental costs included in other accruals and payables and other long-term liabilities:

	2008	2007

Balance at January 1	$4,705	$2,698
Additions to accrual	12,982	2,568
Payments	(1,551)	(561)
Balance at December 31	$16,136	$4,705

In August 2008, the Company completed its purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation (of which the Helicopters segment forms a part) had leased from NAVAIR for many years. In connection with the purchase, the Company has assumed responsibility for environmental remediation at the facility as may be required under the Connecticut Transfer Act (the “Transfer Act”) and it continues the effort to define the scope of the remediation that will be required by the Connecticut Department of Environmental Protection (CTDEP). The transaction was recorded by taking the undiscounted remediation liability of $20,768 and discounting it at a rate of 8% to its present value.  The fair value of the Navy Property asset, which approximates the discounted present value of the assumed environmental liability of $10,258, has been included in Property, Plant and Equipment as of December 31, 2008. This remediation process will take many years to complete.

The accrual also includes estimated ongoing environmental remediation costs for the idle Moosup, CT facility and environmental remediation costs that we expect to incur at the former Music segment’s New Hartford, Connecticut facility. Additionally, the Company accrued $2,399 for environmental compliance at our recently acquired Brookhouse facilities. This accrual may change as the results from our environmental audits are completed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands except share and per share amounts)

12. CREDIT ARRANGEMENTS – SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Revolving Credit Agreement

As of December 31, 2008, the Company had a $200,000 revolving credit facility (Revolving Credit Agreement), expiring August 4, 2010. The facility includes the availability of funding in foreign currencies as well as an “accordion” feature that provides the Company the opportunity to request, subject to bank approval, an expansion of up to $50,000 in the overall size of the facility. As of December 31, 2008, there was $129,371 available for borrowing under the Revolving Credit Agreement. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Agreement.

The financial covenants associated with the current credit facility include a requirement that the company have i) EBITDA at least equal to 300% of net interest expense on the basis of a rolling four quarters and ii) a ratio of consolidated total indebtedness to total capitalization of not more than 55%. The agreement also incorporates a financial covenant which provides that if the Company's EBITDA to net interest expense ratio is less than 6 to 1, the ratio of i) accounts receivable and inventory for certain Kaman subsidiaries to ii) the Company's consolidated total indebtedness cannot be less than 1.6 to 1. For each outstanding credit facility as of December 31, 2008, 2007 and 2006, the Company was in compliance with its debt covenants.

In 2008 and 2007, the Company incurred $645 and $150, respectively, in debt issuance costs. These costs have been capitalized and are being amortized on a straight-line basis over the term of the facility. Total amortization expense for 2008, 2007 and 2006 was $235, $204 and $165, respectively.

Term Loan

On October 29, 2008, the Company and The Bank of Nova Scotia, Bank of America, N.A., Fifth Third Bank, and RBS Citizens, N.A. (collectively the “Banks”) executed a Term Loan Credit Agreement (Term Loan Agreement).  The Term Loan Agreement, which is in addition to the Revolving Credit Agreement, is a $50,000 facility with a four-year term, including quarterly payments of principal at the rate of 2.5% with 62.5% of the initial aggregate principal payable in the final quarter.  The Company may increase the term loan, up to an aggregate of $50,000 with additional commitments from Banks or new commitments from acceptable financial institutions.  Additionally, the covenants required of the Company are the same as those in place under the Revolving Credit Agreement.  In conjunction with this agreement, the current Revolving Credit Agreement was amended to acknowledge the existence of the Term Loan Credit Agreement and adopt certain provisions of the Term Loan Credit Agreement. As of December 31, 2008, $50,000 was outstanding under the Term Loan Agreement.

Short-Term Borrowings

In addition to the Revolving Credit Agreement and the Term Loan Agreement, the Company also has certain other credit arrangements to borrow funds on a short-term basis with interest at current market rates. Short-term borrowings outstanding under such other credit arrangements as of December 31, 2008 and 2007 were $1,241 and $1,680, respectively. The weighted average interest rate on short-term borrowings for 2008 and 2007 was 4.82% and 6.10%, respectively.

Long-Term Debt

The company has long-term debt as follows:

	At December 31,
	2008	2007

Revolving credit agreement	$42,924	$11,194
Term loan	50,000	-
Total	92,924	11,194
Less current portion	5,000	-
Total excluding current portion	$87,924	$11,194

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands except share and per share amounts)

12. CREDIT ARRANGEMENTS – SHORT-TERM BORROWINGS AND LONG-TERM DEBT (CONTINUED)

Long-Term Debt (continued)

The weighted average interest rate on long-term borrowings outstanding as of December 31, 2008 and 2007 was 4.15% and 6.19%, respectively.

The aggregate amounts of annual maturities of long-term debt for each of the next five years are approximately as follows:

2009	$5,000
2010	47,924
2011	5,000
2012	35,000
2013	-

Certain Letters of Credit

The face amounts of irrevocable letters of credit issued under the Revolving Credit Agreement totaled $27,705 and $26,916 at December 31, 2008 and 2007, respectively. Of those amounts, $20,436 at December 31, 2008 and 2007 is attributable to the Australian SH-2G(A) Super Seasprite program.

Convertible Subordinated Debentures

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

On November 26, 2007, the Company issued a redemption notice calling for full redemption on December 20, 2007 of all $11,164 of its remaining outstanding 6% Convertible Subordinated Debentures due 2012 at a redemption price of 100% of principal amount plus accrued interest to December 20, 2007. From the date of the announcement to the date prior to the redemption, holders converted 10,985 debentures, with a value of $10,985, into an aggregate of 470,226 shares of the Company’s common stock. There were additional conversions during 2007 prior to the redemption announcement of 3,683 debentures for 157,647 shares of common stock. On December 20, 2007, the Company paid $179 for the redemption of 179 debentures. Additionally, as a result of this redemption, the company expensed the remaining deferred debenture related charges of $116. There were no debentures outstanding at anytime during 2008.

Interest Payments

Cash payments for interest were $3,429, $6,929 and $6,584 for 2008, 2007 and 2006, respectively.

13. ADVANCES ON CONTRACTS

Advances on contracts include customer advances together with customer payments and billings associated with the achievement of certain contract milestones in excess of costs incurred, primarily for the Australian SH-2G(A) helicopter contract. During 2008, the Company and the Commonwealth of Australia terminated the SH-2G(A) Super Seasprite program on mutually agreed terms. As part of this termination agreement, these balances, totaling a net $8,531 as of December 31, 2008, will be eliminated in connection with the transfer of the Australian program inventory and equipment to the Company. See Note 18, Commitments and Contingencies, for further discussion of this termination agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands except share and per share amounts)

14. PRODUCT WARRANTY COSTS

Changes in the carrying amount of accrued product warranty costs, included in Other Accruals and Payables, for 2008 and 2007 are summarized as follows:

	2008	2007

Balance at January 1	$1,087	$2,028
Warranty costs incurred	(86)	(282)
Product warranty accrual	127	105
Release to income	(55)	(764)
Balance at December 31	$1,073	$1,087

The Company has been working to resolve two warranty-related matters at KPP Orlando. The first issue involves a supplier's recall of a switch embedded in certain bomb fuzes. The second warranty issue involves bomb fuzes manufactured for the U. S. Army utilizing systems which originated before this entity was acquired by the Company that have since been found to contain an incorrect part. The net reserve as of December 31, 2008 related to these two matters is $1,032. This matter is more fully discussed in Note 18, Commitments and Contingencies.

The remainder of the accrual as of December 31, 2008 relates to routine warranty rework at our various segments.

In December 2007, the Company reversed the remaining warranty accrual, $677, established in anticipation of costs to be incurred in connection with the replacement of certain non-conforming aircraft panels manufactured by our Aerostructures Wichita facility. Management believes it is unlikely that the Company will incur any additional costs for this warranty matter.

15. INCOME TAXES

The components of income tax expense (benefit) associated with earnings from continuing operations are as follows:

	For the year ended December 31,
	2008	2007	2006

Current:
Federal	$10,628	$20,062	$12,773
State	1,287	1,956	1,700
Foreign	2,083	2,261	2,510
	13,998	24,279	16,983

Deferred:
Federal	9,087	(2,730)	(757)
State	1,092	(656)	(102)
Foreign	(118)	143	(107)
	10,061	(3,243)	(966)
Total	$24,059	$21,036	$16,017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands except share and per share amounts)

15. INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

	At December 31,
	2008	2007
Deferred tax assets:
Long-term contracts	$3,643	$3,839
Deferred employee benefits	81,227	13,534
Inventory	9,728	9,357
Environmental	5,844	1,714
Tax loss and credit carry-forwards	9,407	9,018
Accrued liabilities and other taxes	4,061	4,811
Total deferred tax assets	113,910	42,273
Deferred tax liabilities:
Fixed assets	(8,624)	(2,824)
Intangibles	(11,714)	(3,125)
Other items	(721)	(259)
Total deferred tax liabilities	(21,059)	(6,208)
Net deferred tax assets before valuation allowance	92,851	36,065
Valuation allowance	(5,000)	(3,946)
Net deferred tax assets after valuation allowance	$87,851	$32,119

Valuation allowances of $5,000 and $3,946 at December 31, 2008 and 2007, respectively, reduced the deferred tax asset attributable to foreign loss and state loss and credit carry-forwards to an amount that, based upon all available information, is more likely than not to be realized. Reversal of the valuation allowance is contingent upon the recognition of future taxable income in the respective jurisdictions or changes in circumstances which cause the realization of the benefits of the loss carry-forwards to become more likely than not. The net increase in the valuation allowance of $1,054 is due to the generation of $1,734 in U.S. state and Canadian loss and tax credit carry-forwards, offset by utilization of $68 of state carry-forwards, expiration of $358 of state and Canadian carry-forwards, and a reduction of $254 due to tax rate reductions and foreign exchange differences.

Canadian tax loss carry-forwards are approximately $1,565, with $894 expiring between 2009 and 2010 and the balance in 2028. State carry-forwards are in numerous jurisdictions with varying lives. U.S. foreign tax credit carry-forwards of $3,794 expire between 2014 and 2018.

No valuation allowance has been recorded against the other deferred tax assets because the company believes that these deferred tax assets will, more likely than not, be realized. This determination is based largely upon the company’s earnings history, anticipated future taxable income, foreign-source income, and its ability to carry-back reversing items within two years to offset taxes paid. In addition, the company has the ability to offset deferred tax assets against deferred tax liabilities created for such items as depreciation and amortization.

Pre-tax income from foreign operations amounted to $5,375, $4,978 and $4,656 in 2008, 2007 and 2006, respectively. Income taxes have not been provided on undistributed earnings of $14,846 from foreign subsidiaries since it is the Company’s intention to permanently reinvest such earnings or to distribute them only when it is tax efficient to do so. It is impracticable to estimate the total tax liability, if any, which would be created by the future distribution of these earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands except share and per share amounts)

15. INCOME TAXES (CONTINUED)

The provision for income taxes associated with earnings from continuing operations differs from that computed at the federal statutory corporate tax rate as follows:

	For the year ended December 31,
	2008	2007	2006

Federal tax at 35% statutory rate	$20,708	$20,134	$14,231
State income taxes, net of federal benefit	1,547	744	1,118
Tax effect of:
Compensation	-	191	1,311
Goodwill impairment	2,733	-	-
Other, net	(929)	(33)	(643)
Income taxes	$24,059	$21,036	$16,017

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.  On December 31, 2008 and 2007, the total liability for unrecognized tax benefits was $2,585 and $3,645, respectively (including interest and penalties of $286 and $561, respectively).  The change in the liability for 2008 and 2007 is explained as follows:

	2008	2007
Balance at January 1	$3,645	$5,118
Additions based on current year tax positions	133	80
Changes for tax positions of prior years	56	(235)
Settlements	(1,103)	(392)
Reductions due to lapses in statutes of limitation	(146)	(926)
Balance at December 31	$2,585	$3,645

Included in unrecognized tax benefits at December 31, 2008 were items approximating $1,102 that, if recognized, would favorably affect the Company’s effective tax rate in future periods. The Company anticipates that total unrecognized tax benefits will decrease approximately $784 due to settlements of tax examinations within the next twelve months.  The Company files tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including 2005.  During 2008 and 2007, $69 and $202 of interest and penalties, respectively, were recognized as a component of income tax expense. It is the Company’s policy to record interest and penalties on unrecognized tax benefits as income taxes.

Cash payments for income taxes, net of refunds, were $30,423, $30,325, and $15,666 in 2008, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands except share and per share amounts)

16. PENSION PLANS

The Company has a non-contributory qualified defined benefit pension plan covering the full-time U.S. employees of all U.S. subsidiaries (with the exception of certain acquired companies that have not adopted the plan). Employees become participants in the plan upon their completion of hours of service requirements. Benefits under this plan are generally based upon an employee’s years of service and compensation levels during employment with an offset provision for social security benefits. The Company also has a Supplemental Employees’ Retirement Plan (“SERP”), which is considered a non-qualified pension plan. The SERP provides certain key executives, whose compensation is in excess of the limitations imposed by federal law on the qualified defined benefit pension plan, with supplemental benefits based upon eligible earnings, years of service and age at retirement. The measurement date for both these plans is December 31.

Obligations and Funded Status

The changes in actuarial present value of the projected benefit obligation and fair value of plan assets are as follows:

	At December 31,
	Qualified Pension Plan		SERP
	2008	2007	2008	2007

Projected benefit obligation at beginning of year	$468,291	$481,960	$37,053	$34,609
Service cost	12,277	13,318	698	464
Interest cost	29,352	27,723	1,591	2,019
Plan amendments (A)	-	-	-	1,220
Actuarial liability (gain) loss (B)	15,128	(32,558)	(562)	1,137
Benefit payments	(22,779)	(22,152)	(18,048)	(2,396)
Projected benefit obligation at end of year	$502,269	$468,291	$20,732	$37,053

Fair value of plan assets at beginning of year	$498,778	$468,155	$-	$-
Actual return on plan assets (C)	(149,602)	42,822	-	-
Employer contribution	7,724	9,952	18,048	2,396
Benefit payments	(22,779)	(22,152)	(18,048)	(2,396)
Fair value of plan assets at end of year	$334,121	$498,777	$-	$-
Funded status at end of year	$168,148	$(30,486)	$20,732	$37,053

Accumulated benefit obligation	$455,381	$422,879	$20,515	$36,333

(A) During 2007, the SERP was amended to redefine average final salary from the highest consecutive 5 of the last 10 years to the highest 5 of the last 10 years prior to separation from service. The result of this amendment, which was effective beginning on January 1, 2005, increased the SERP liability by $1,220.

(B) The actuarial liability loss amount for the qualified pension plan for 2008 is principally due to the decrease in net assets. The decrease in net assets was due to the effect of changes in the discount rate.  The actuarial liability gain amount for the qualified pension plan for 2007 is principally due to the effect of changes in the discount rate.

(C)  The decrease in the actual return on plan assets in 2008 was due to the significant downturn in the U.S financial markets.

The Company has recorded assets and liabilities related to our qualified pension plan and SERP as follows:

	At December 31,
	Qualified Pension Plan		SERP
	2008	2007	2008	2007

Noncurrent assets	$-	$30,486	$-	$-
Current liabilities (A)	-	-	(5,678)	(13,971)
Noncurrent liabilities (B)	(168,148)	-	(15,054)	(23,082)
Total	$(168,148)	$30,486	$(20,732)	$(37,053)

(A) The current liabilities are included in other accruals and payables on the Consolidated Balance Sheets.

(B) The noncurrent liabilities are included in other long-term liabilities on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands except share and per share amounts)

16. PENSION PLANS (CONTINUED)

Obligations and Funded Status (continued)

Certain amounts included in accumulated other comprehensive income on the consolidated balance sheets represent costs that will be recognized as components of pension costs in future periods. These consist of:

	At December 31,
	Qualified Pension Plan		SERP
	2008	2007	2008	2007

Change in net gain or loss	$153,109	$(46,345)	$3,326	$8,306
Amortization of prior service cost (credit)	388	449	(1,155)	(1,846)
Amount included in accumulated
other comprehensive income (loss)	$153,497	$(45,896)	$2,171	$6,460

The estimated net loss and prior service cost (credit) for the qualified pension plan and the SERP that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year will be $3,002 and ($635), respectively.

The pension plan net periodic benefit costs on the consolidated statements of operations and other amounts recognized in other comprehensive income on the statements of changes in shareholders’ equity were computed using the projected unit credit actuarial cost method and included the following components:

	For the year ended December 31,
	Qualified Pension Plan			SERP
	2008	2007	2006	2008	2007	2006

Service cost for benefits earned during the year	$12,277	$13,318	$12,570	$698	$464	$2,113
Interest cost on projected benefit obligation	29,352	27,723	26,411	1,591	2,019	1,727
Expected return on plan assets	(34,724)	(32,297)	(29,448)	-	-	-
Amortization of prior service cost	61	61	48	(691)	(371)	(1,074)
Recognized net loss	-	841	2,960	1,586	3,902	2,632
Additional amount recognized due to settlement	-	-	-	2,833	-	-
Net pension benefit cost	$6,966	$9,646	$12,541	$6,017	$6,014	$5,398

Change in prior service cost	$-	$-	$511	$-	$1,220	$(3,436)
Change in net gain or loss	199,454	(43,084)	(2,421)	(3,394)	1,137	11,070
Amortization of prior service cost (credit)	(61)	(61)	-	691	371	-
Amortization of net gain (loss)	-	(841)	-	(1,586)	(3,902)	-
Additional minimum liability	-	-	-	-	-	(6,394)
Total recognized in other comprehensive income	$199,393	$(43,986)	$(1,910)	$(4,289)	$(1,174)	$1,240
Total recognized in net periodic benefit cost
and other comprehensive income	$206,359	$(34,340)	$10,631	$1,728	$4,840	$6,638

The Company expects to contribute $10,900 to the qualified pension plan and $5,678 to the SERP for the 2009 plan year. For the 2008 plan year, the Company made a contribution of $6,966 to the qualified plan, of which the final payment of $1,741 was made in January 2009.  The company made contributions to the SERP of $18,048 for the 2008 plan year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands except share and per share amounts)

16. PENSION PLANS (CONTINUED)

Obligations and Funded Status (continued)

Expected future benefit payments, which reflect expected future service, are as follows:

	Qualified Pension Plan	SERP

2009	$25,952	$5,678
2010	26,879	881
2011	27,506	872
2012	28,054	861
2013	28,773	6,310
2014-2018	164,434	6,670

The actuarial assumptions used in determining benefit obligations of the pension plans are as follows:

	At December 31,
	Qualified Pension Plan		SERP
	2008	2007	2008	2007
Discount rate	6.15%	6.40%	6.15%	5.90%
Average rate of increase in compensation levels	3.50%	3.50%	3.50%	3.50%

The discount rates take into consideration the populations of our pension plans and the anticipated payment streams as compared to the Citigroup Discount Yield Curve index and rounds the results to the nearest fifth basis point.

The actuarial assumptions used in determining the net periodic benefit cost of the pension plans are as follows:

	At December 31,
	Qualified Pension Plan		SERP
	2008	2007	2008	2007
Discount rate	6.40%	5.85%	5.90%	5.60%
Expected return on plan assets	8.00%	8.00%	n/a	n/a
Average rate of increase in compensation levels	3.50%	3.50%	3.50%	3.50%

Plan Assets for Qualified Pension Plan

The expected return on plan assets rate was determined based upon historical returns adjusted for estimated future market fluctuations.

Plan assets are invested in a diversified portfolio consisting of equity and fixed income securities (including $13,932 of common stock of Kaman Corporation at December 31, 2008). The investment policies and goals for pension plan assets are (a) to place assets with investment managers approved by the Finance Committee of the Board of Directors, (b) to diversify across traditional equity and fixed income asset classes to minimize the risk of large losses, and (c) to seek the highest total return (through a combination of income and asset appreciation) consistent with prudent investment practice, and on a five-year moving average basis, not less than the actuarial earnings assumption.

The target equity/fixed income asset allocation ratio is 60%/40% over the long term. If the ratio for any asset class moves outside permitted ranges, the pension plan’s Administrative Committee (the management committee that is responsible for plan administration) will act through an immediate or gradual process, as appropriate, to reallocate assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands except share and per share amounts)

16. PENSION PLANS (CONTINUED)

Plan Assets for Qualified Pension Plan (continued)

The asset allocations by asset category, which are within the permitted ranges, are as follows:

	At December 31,
	2008	2007
Equity securities	56%	64%
Fixed income securities	44%	36%
Total	100%	100%

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

Investment manager performance is evaluated over various time periods in relation to peers and the following indexes: Domestic Equity Investments, S&P 500; International Equity Investments, Morgan Stanley EAFE; Fixed Income Investments, and Lehman Brothers’ Aggregate.

Other Plans

The Company also maintains a defined contribution plan that has been adopted by most of its U.S. subsidiaries. Employees of the adopting employers who meet the eligibility requirements of the plan may participate. Employer matching contributions are currently made to the plan based on a percentage of each participant’s pre-tax contribution. For each dollar that a participant contributes up to 5% of compensation, participating subsidiaries make employer contributions of fifty cents ($0.50). Employer contributions to the plan totaled $3,320, $3,174 and $3,259 in 2008, 2007and 2006, respectively.

One of the Company’s acquired U.S. subsidiaries maintains a defined contribution plan for its eligible employees. Employer matching contributions are made on a discretionary basis. Additionally, two of our foreign subsidiaries each maintain a defined benefit plan of their own for their local employees. The pension liabilities of $200 associated with these plans are included in accrued pension costs on the consolidated balance sheets for the periods presented.

17. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

	At December 31,
	2008	2007

Supplemental employees' retirement plan (SERP)	$15,054	$23,082
Deferred compensation	11,305	10,549
Long-term incentive plan	1,991	3,020
Long-term income taxes payable	1,801	3,680
Environmental remediation liability	11,749	3,541
Other	3,905	2,441
Total	$45,805	$46,313

Disclosures regarding the assumptions used in the determination of the SERP liabilities are included in Note 16, Pension Plans. Discussions of our environmental remediation liability and our long-term incentive plan are in Note 11, Environmental Costs, and Note 18, Commitments and Contingencies, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands except share and per share amounts)

17. OTHER LONG-TERM LIABILITIES (CONTINUED)

The Company maintains a non-qualified deferred compensation plan for certain of its employees as well as a non-qualified deferred compensation plan for its Board of Directors. Generally, participants in these plans have the ability to defer a certain amount of their compensation, as defined in the agreement. The deferred compensation liability will be paid out either upon retirement or as requested based upon certain terms in the agreements.

18. COMMITMENTS AND CONTINGENCIES

Leases

Rent commitments under various leases for office space, warehouses, land and buildings expire at varying dates from January 2009 to December 2015. The standard term for most leases ranges from 3 to 5 years. Some of the Company’s leases have rent escalations, rent holidays or contingent rent that are generally recognized on a straight-line basis over the entire lease term. Material leasehold improvements and other landlord incentives are amortized over the shorter of their economic lives or the lease term, including renewal periods, if reasonably assured. Certain annual rentals are subject to renegotiation, with certain leases renewable for varying periods. The company recognizes rent expense for leases on a straight-line basis over the entire lease term.

Lease periods for machinery and equipment range from 1 to 5 years.

Substantially all real estate taxes, insurance and maintenance expenses are obligations of the Company. It is expected that in the normal course of business leases that expire will be renewed or replaced by leases on other similar property.

The following future minimum rental payments are required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2008:

2009	$16,731
2010	10,966
2011	7,188
2012	3,814
2013	2,079
Thereafter	1,165
Total	$41,943

Lease expense for all operating leases, including leases with terms of less than one year, amounted to $17,917, $14,739 and $13,676 for 2008, 2007 and 2006, respectively.

Asset Retirement Obligations

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands except share and per share amounts)

18. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Asset Retirement Obligations (continued)

The Company also has unrecorded Asset Retirement Obligation’s (“ARO’s”) that are conditional upon certain events. These ARO’s generally include the removal and disposition of non-friable asbestos. The Company has not recorded a liability for these conditional ARO’s at December 31, 2008 because the Company does not currently believe there is a reasonable basis for estimating a date or range of dates for major renovation or demolition of these facilities. In reaching this conclusion, the Company considered the historical performance of each facility and has taken into account factors such as planned maintenance, asset replacement and upgrades, which, if conducted as in the past, can extend the physical lives of the facilities indefinitely. The Company also considered the possibility of changes in technology and risk of obsolescence in arriving at its conclusion.

Legal Matters

There continue to be two warranty-related matters that impact the FMU-143 program at KPP Orlando. The items involved are an impact switch embedded in certain bomb fuzes that was recalled by a supplier and an incorrect part, called a bellows motor, found to be contained in bomb fuzes manufactured for the U.S. Army utilizing systems which originated before KPP Orlando was acquired by Kaman. The U.S. Army Sustainment Command (“USASC”), the procurement agency that administers the FMU-143 contract, had authorized warranty rework for the bellows motor matter in late 2004/early 2005; however, the Company was not permitted to finish the rework due to issues raised by the USASC primarily related to administrative matters and requests for verification of the accuracy of test equipment (which accuracy was subsequently verified).

In late 2006, the USASC informed us that it was changing its remedy under the contract from performance of warranty rework to an "equitable adjustment" of $6.9 million to the contract price. The Company responded, explaining its view that it had complied with contract requirements. In June 2007, the USASC affirmed its position but rescinded its $6.9 million demand (stating that its full costs had not yet been determined) and gave instructions for disposition of the subject fuzes, including both the impact switch and bellows motor related items, to a Navy facility and the Company complied with that direction. To date, USASC has not made a demand for any specific amount.

As reported previously, a separate contract dispute between KPP Orlando and the USASC relative to the FMU-143 fuze program is now in litigation. The USASC has basically alleged the existence of latent defects in certain fuzes due to unauthorized rework during production and has sought to revoke their acceptance. Management believes that the Precision Products segment has performed in accordance with the contract and it is the government that has materially breached its terms; as a result, during the fourth quarter of 2007, the Company cancelled the contract and in January 2008, commenced litigation before the Armed Services Board of Contract Appeals (the "Board") requesting a declaratory judgment that the cancellation was proper. At about the same time, the USASC notified the Company that it was terminating the contract for default, making the allegations noted above and the Company filed a second complaint with the Board appealing that termination decision.  The litigation process continues.

Other Matters

Termination of Australia SH-2G(A) Program

The Company and the Commonwealth of Australia entered a settlement agreement during the first quarter of 2008 that terminated the SH-2G(A) Super Seasprite program on mutually agreed terms. The agreement provided for a transfer to the Company of ownership of the 11 SH-2G(A) Super Seasprite helicopters (along with spare parts and associated equipment), after which proceeds from the sale of these items would be shared on a predetermined basis. This transfer of ownership occurred on February 12, 2009 (the “Transfer Date”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands except share and per share amounts)

18. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Matters (continued)

Termination of Australia SH-2G(A) Program (continued)

In connection with sharing sale proceeds, the Company has agreed that total payments of at least $39.5 million (AUS) will be made to the Commonwealth regardless of sales, with at least $26.7 million (AUS) to be paid by March 2011, and, to the extent cumulative payments have not yet reached $39.5 million (AUS), additional payments of $6.4 million (AUS) each in March of 2012 and 2013. During the fourth quarter of 2008, the Company entered into forward contracts for the purpose of hedging these required payments. These contracts represent $36.5 million (AUS) of the $39.5 million (AUS) required payments and have been accounted for in accordance with SFAS 133.  See Note 6, Derivative Financial Instruments, for further discussion.

To secure these payments, the Company provided the Commonwealth with a $39.5 million (AUS) unconditional letter of credit on the Transfer Date. This letter of credit will be reduced as such payments are made. Additionally, under the settlement agreement, the Company forgave payments of approximately $32 million in net unbilled receivables in exchange for the helicopters, spare parts and equipment, which will be recorded as inventory on the Transfer Date, at a value representing the net unbilled receivables and the guaranteed payments, described above. Management has determined that the value of this transferred inventory exceeds the amount of the net unbilled receivables and the guaranteed payments. The Company does not currently expect the transfer to have a material impact on the statement of operations.

The termination of the contract, combined with the return of the inventory, will result in the inability to claim look-back interest from the IRS, previously expected to exceed $6 million pretax. Additionally, sales relative to the service center, which had been a meaningful portion of Helicopters segment net sales in recent years, ended at the conclusion of the support center ramp down period, which occurred during the fourth quarter of 2008.

Moosup

The CTDEP has given the Company conditional approval for reclassification of groundwater in the vicinity of the Moosup, CT facility consistent with the character of the area. This facility is currently being held for disposal. The Company has substantially completed the process of connecting neighboring properties to public drinking water in accordance with such approval and in coordination with the CTDEP and local authorities. The Company anticipates that the water connection project will be completed during the first quarter of 2009.  Site characterization of the environmental condition of the property began in 2008 and is expected to continue during 2009.

Ovation

In connection with sale of the Music segment in 2007, the Company assumed responsibility for meeting certain requirements of the Transfer Act that applied to our transfer of the New Hartford, Connecticut, facility leased by that segment for guitar manufacturing purposes ("Ovation"). Under the Transfer Act, those responsibilities essentially consist of assessing the site's environmental conditions and remediating environmental impairments, if any, caused by Ovation's operations prior to the sale. The site is a multi-tenant industrial park, in which Ovation and other unrelated entities lease space. The environmental assessment process began in 2008 and will continue during 2009. The Company's estimate of its portion of the cost to assess the environmental conditions and remediate this site is $2.2 million, unchanged from previously reported estimates.

Brookhouse

The Company has accrued $2.4 million for environmental compliance at our recently acquired Brookhouse facilities. The Company is in the early stages of assessing the work that may be required, which may result in a change to this accrual.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands except share and per share amounts)

19. COMPUTATION OF EARNINGS PER SHARE

The computation of basic earnings per share is based on net earnings divided by the weighted average number of shares of common stock outstanding for each year.

The computation of diluted earnings per share includes the common stock equivalency of dilutive options granted to employees under the Stock Incentive Plan. Excluded from the diluted earnings per share calculation for the years ended December 31, 2008 and 2006 are 242,259 options and 73,700 options granted to employees that are anti-dilutive based on the average stock price. There were no anti-dilutive options in 2007.The diluted earnings per share computation for 2007 and 2006 assumes that at the beginning of the year the 6% convertible subordinated debentures were converted into common stock with a resultant reduction in interest costs net of tax.

	For the Year Ended December 31,
	2008	2007	2006

Basic:
Net earnings from continuing operations	$35,107	$36,491	$24,643
Net earnings from discontinued operations, net of tax	-	7,890	7,143
Gain on disposal of discontinued operations, net of tax	492	11,538	-
Net earnings	$35,599	$55,919	$31,786

Weighted average number of
shares outstanding	25,228	24,375	24,036

Net earnings per share from continuing operations	$1.39	$1.50	$1.02
Net earnings per share from discontinued operations	-	0.32	0.30
Net earnings per share from disposal of discontinued operations	0.02	0.47	-
Net earnings per share	$1.41	$2.29	$1.32

Diluted:
Net earnings from continuing operations	$35,107	$36,491	$24,643
Elimination of interest expense on 6% subordinated
convertible debentures (net after taxes)	-	507	609
Net earnings from continuing operations (as adjusted)	35,107	36,998	25,252
Net earnings from discontinued operations, net of tax	-	7,890	7,143
Gain on disposal of discontinued operations, net of tax	492	11,538	-
Net earnings (as adjusted)	$35,599	$56,426	$32,395

Weighted average number of
shares outstanding	25,228	24,375	24,036
Weighted averages shares issuable
on conversion of 6% subordinated
convertible debentures	-	573	719
Weighted average shares issuable
on exercise of dilutive stock options	284	313	114
Total	25,512	25,261	24,869

Net earnings per share from continuing operations	$1.38	$1.46	$1.01
Net earnings per share from discontinued operations	-	0.31	0.29
Net earnings per share from disposal of discontinued operations	0.02	0.46	-
Diluted net earnings per share	$1.40	$2.23	$1.30

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands except share and per share amounts)

20. SHARE-BASED ARRANGEMENTS

General

The Company accounts for stock options and restricted stock as equity awards whereas the stock appreciation rights and employee stock purchase plan are accounted for as liability awards.

The following table summarizes share-based compensation expense recorded during each period presented:

	For the Year Ended December 31,
	2008	2007	2006

Stock options	$1,268	$1,316	$893
Restricted stock awards	1,503	925	729
Stock appreciation rights	(862)	1,374	1,036
Employee stock purchase plan	200	212	209
Total share-based compensation	$2,109	$3,827	$2,867

Compensation expense for stock options and restricted stock awards is recorded in general and administrative expenses and is recognized on a straight-line basis over the vesting period of the awards. The 2006 expense recorded for stock appreciation rights includes a cumulative effect adjustment of $105 recorded as a result of adopting SFAS 123(R). This reflects the effect of changing our valuation methodology to record compensation expense from intrinsic value to fair value for these types of awards.

In conjunction with the sale of the Music segment, the Company accelerated vesting for all outstanding options and restricted shares that were issued to employees of the Music segment. This resulted in additional expense of $1,289 in 2007 that was included in the determination of the net gain on the sale.

Stock Incentive Plan

The 2003 Stock Incentive Plan provides for the issuance of 2,000,000 shares of common stock and includes a continuation and extension of the predecessor plan. As with the predecessor plan, the 2003 Plan provides for equity compensation awards, including principally incentive and non-statutory stock options, restricted stock, stock appreciation rights, and long-term incentive program (LTIP) awards. In addition, the 2003 Plan contains provisions intended to qualify the LTIP under Section 162(m) of the Internal Revenue Code of 1986, as amended. As of December 31, 2008, there were 1,148,099 shares available for grant under the plan.

LTIP awards provide certain senior executives an opportunity to receive award payments in either stock or cash as determined by the Personnel and Compensation Committee of the Board of Directors in accordance with the Plan, at the end of a three-year performance cycle. For the performance cycle, the company’s financial results are compared to the Russell 2000 indices for the same periods based upon the following: (a) average return on total capital, (b) earnings per share growth and (c) total return to shareholders. No awards will be payable unless the company’s performance is at least in the 25th percentile of the designated indices. The maximum award is payable if performance reaches the 75th percentile of the designated indices. Awards for performance between the 25th and 75th percentiles are determined by straight-line interpolation. Through 2008, all of the LTIP awards have been paid in cash.

Stock options are granted with an exercise price equal to the average market price of our stock at the date of grant. Stock options and Stock Appreciation Rights (“SAR”s) granted under the plan generally expire ten years from the date of grant and vest 20% each year over a 5-year period on each of the first five anniversaries from the date of grant. Restricted stock awards (“RSA”s) are generally granted with restrictions that lapse at the rate of 20% per year over a 5-year period on each of the first five anniversaries from the date of grant. Generally, these awards are subject to forfeiture if a recipient separates from service with the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands except share and per share amounts)

20. SHARE-BASED ARRANGEMENTS (CONTINUED)

Stock Incentive Plan (continued)

Stock option activity is as follows:

		Weighted average
	Options	exercise price
Options outstanding at December 31, 2007	724,790	$16.02
Granted	215,245	25.40
Exercised	(178,468)	15.31
Forfeited or expired	(17,888)	19.88
Options outstanding at December 31, 2008	743,679	$18.81

The following table presents information regarding options outstanding as of December 31, 2008:

Weighted-average remaining contractual term - options outstanding	6.26 years
Aggregate intrinsic value - options outstanding	$1,884
Weighted-average exercise price - options outstanding	$18.81
Options exercisable	284,379
Aggregate intrinsic value - options exercisable	$1,193
Weighted-average remaining contractual term - options exercisable	3.89 years

The intrinsic value represents the amount by which the market price of the stock on the measurement date exceeds the exercise price of the option. The intrinsic value of options exercised in 2008 and 2007 was $2,314 and $3,905, respectively. The Company currently has an open stock repurchase plan, which would enable the Company to repurchase shares as needed. Historically the Company has issued shares related to option exercises and RSAs from treasury stock; however, in 2007 the Company began to issue shares from its authorized pool of available common stock.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	2008	2007	2006
Expected option term	6.5 years	6.5 years	6.5 years
Expected volatility	41.2%	36.2%	41.5%
Risk-free interest rate	3.2%	4.6%	4.5%
Expected dividend yield	1.8%	2.5%	2.5%
Per share fair value of options granted	$9.64	$8.04	$7.96

The expected term of options granted represents the period of time that option grants are expected to be outstanding. In predicting the life of option grants, all stock options meet the definition of “plain vanilla” options under Staff Accounting Bulletin No. 107 and therefore, the “simplified” method was used to calculate the term for grants.

Forfeitures of options are estimated based upon historical data and are adjusted based upon actual occurrences. The cumulative effect of restricted stock forfeitures was immaterial.

The volatility assumption is based on the historical daily price data of the Company’s stock over a period equivalent to the weighted-average expected term of the options. Management evaluates whether there were factors during that period which were unusual and which would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. The Company relies only on historical volatility since future volatility is expected to be consistent with historical volatility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands except share and per share amounts)

20. SHARE-BASED ARRANGEMENTS (CONTINUED)

Stock Incentive Plan (continued)

The risk-free interest rate assumption is based upon the interpolation of various U.S. Treasury rates determined at the date of option grant. Expected dividends are based upon a historical analysis of our dividend yield over the past year.

Restricted Stock activity is as follows:

	Resticted Stock Awards	Weighted-average grant date fair value
Restricted Stock outstanding at December 31, 2007	89,009	$24.04
Granted	123,045	26.76
Vested	(56,824)	22.40
Forfeited or expired	(5,436)	24.35
Restricted Stock outstanding at December 31, 2008	149,794	$26.39

The grant date fair value for restricted stock is the average market price of the unrestricted shares on the date of grant. Prior to adopting SFAS 123(R), the fair value of nonvested awards (restricted stock and deferred stock units) was recorded to additional paid-in capital with the offsetting entry posted to unamortized restricted stock awards, also an equity account. The unearned compensation was then amortized to compensation expense related to equity awards over the vesting period using the straight-line method. With the adoption of SFAS 123(R) in 2006, $454 of unearned compensation was offset against additional paid-in capital.

Stock Appreciation Rights activity is as follows:

	Stock Appreciation Rights	Weighted-average grant date fair value
SARs outstanding at December 31, 2007	66,120	$10.14
Granted	-	-
Vested	(26,420)	9.90
Forfeited or expired	-	-
SARs outstanding at December 31, 2008	39,700	$10.32

Total cash paid to settle stock appreciation rights (at intrinsic value) for 2008 and 2007 was $533 and $1,212, respectively. SARs are re-evaluated on a quarterly basis using the Black-Scholes valuation model.

We record a tax benefit and associated deferred tax asset for compensation expense recognized on non-qualified stock options and restricted stock for which we are allowed a tax deduction. For 2008 and 2007, we recorded a tax benefit of $1,049 and $1,304 for these two types of compensation expense.

The windfall tax benefit is the tax benefit realized on the exercise of non-qualified stock options and disqualifying dispositions of stock acquired by exercise of incentive stock options and Employee Stock Purchase Plan stock purchases in excess of the deferred tax asset originally recorded. The total windfall tax benefit realized in 2008 and 2007 was $349 and $1,171, respectively.

As of December 31, 2008, future compensation costs related to non-vested stock options and restricted stock grants is $5,763. The Company anticipates that this cost will be recognized over a weighted-average period of 2.93 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands except share and per share amounts)

20. SHARE-BASED ARRANGEMENTS (CONTINUED)

Stock Incentive Plan (continued)

Employee Stock Purchase Plan

The Kaman Corporation Employees Stock Purchase Plan allows employees to purchase common stock of the company, through payroll deductions, at 85% of the market value of shares at the time of purchase. The plan provides for the grant of rights to employees to purchase a maximum of 1,500,000 shares of common stock. During 2008, 51,664 shares were issued to employees at prices ranging from $17.02 to $32.07. During 2007, 50,126 shares were issued to employees at prices ranging from $19.26 to $31.26, and during 2006, 68,930 shares were issued at prices ranging from $16.86 to $24.59. At December 31, 2008, there were 369,613 shares available for purchase under the plan.

21. SEGMENT AND GEOGRAPHIC INFORMATION

The Company is composed of five business segments, Industrial Distribution and four reporting segments within the aerospace industry: Aerostructures, Precision Products, Helicopters, and Specialty Bearings (collectively, the “Aerospace Segments”). These segments are consistent with the organization and responsibilities of management reporting to the chief operating decision-maker for the purpose of assessing performance. The reportable segments are strategic business units offering different products and services and are managed separately as each business requires different technology and marketing strategies.

The Aerostructures segment produces aircraft subassemblies and other parts for commercial and military aircraft. Its principal customers are Boeing and Sikorsky. Operations involving the use of metals are conducted principally at the company's Jacksonville, Florida facility, while operations involving composite materials are conducted principally at the Wichita, Kansas facility and Darwen, Lancashire, United Kingdom facility.

The Precision Products segment manufactures products for military and commercial markets, primarily related to military safe, arm and fuzing devices for several missile and bomb programs; as well as precision non-contact measuring systems for industrial and scientific use; and high reliability memory systems for airborne, shipboard, and ground-based programs. Principal customers include the U.S. military, Boeing, Lockheed Martin and Raytheon. Operations are conducted at the Middletown, Connecticut; Orlando, Florida; and Tucson, Arizona facilities.

The Helicopters segment markets its helicopter engineering expertise and performs subcontract work for other manufacturers. It also refurbishes, provides upgrades and supports Kaman SH-2G maritime helicopters operating with foreign militaries as well as K-MAX® “aerial truck” helicopters operated by commercial customers in several countries. The SH-2G aircraft is currently in service with the Egyptian Air Force and the New Zealand and Polish Navies. Operations are conducted at the Bloomfield, Connecticut facility.

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

The Industrial Distribution segment is the third largest power transmission/motion control industrial distributor in North America. The segment provides products including bearings, electrical/mechanical power transmission, fluid power, motion control and materials handling components to a broad spectrum of industrial markets throughout North America. Locations consist of nearly 200 branches, distribution centers and call centers across the United States (including Puerto Rico) and in Canada and Mexico. The segment offers approximately three million items, as well as value-added services, to a base of more than 50,000 customers representing a highly diversified cross-section of North American industry.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands except share and per share amounts)

21. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Summarized financial information by business segment is as follows:

	For the year ended December 31,
	2008	2007	2006
Net sales:
Aerostructures	$147,641	$102,362	$78,742
Precision Products	118,009	87,455	71,068
Helicopters	69,435	72,031	69,914
Specialty Bearings	141,540	124,009	106,278
Subtotal Aerospace Segments	476,625	385,857	326,002
Industrial Distribution	776,970	700,174	665,420
Net sales from continuing operations	$1,253,595	$1,086,031	$991,422

Operating income:
Aerostructures	$(5,925)	$13,219	$11,538
Precision Products	7,299	10,546	7,750
Helicopters	10,066	2,631	222
Specialty Bearings	50,168	41,387	28,630
Subtotal Aerospace Segments	61,608	67,783	48,140
Industrial Distribution	35,397	33,038	35,160
Net gain (loss) on sale of assets	221	2,579	(52)
Corporate expense	(31,960)	(38,672)	(35,426)
Operating income from continuing operations	65,266	64,728	47,822

Interest expense, net	3,012	6,336	6,244
Loss on derivative contracts	1,893	-	-
Other expense, net	1,195	865	918

Earnings from continuing operations before income taxes	59,166	57,527	40,660
Income tax expense	24,059	21,036	16,017
Net earnings from continuing operations	35,107	36,491	24,643

Net earnings from discontinued operations before gain	-	7,890	7,143
Gain on disposal of discontinued operations, net of taxes	492	11,538	-
Net earnings from discontinued operations	492	19,428	7,143
Total net earnings	$35,599	$55,919	$31,786

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands except share and per share amounts)

21. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

	At December 31,
	2008	2007	2006
Identifiable assets:
Aerostructures	$162,721	$64,812	$58,533
Precision Products	87,647	86,980	77,946
Helicopters	116,540	95,042	100,353
Specialty Bearings	54,742	57,767	48,774
Subtotal Aerospace Segments	421,650	304,601	285,606
Industrial Distribution	229,460	195,518	188,672
Corporate	111,503	134,744	44,274
Total assets	$762,613	$634,863	$518,552

Capital expenditures:
Aerostructures	$2,998	$2,740	$1,698
Precision Products	967	2,310	1,555
Helicopters (1)	1,401	1,052	1,042
Specialty Bearings	4,506	4,658	4,572
Subtotal Aerospace Segments	9,872	10,760	8,867
Industrial Distribution	4,216	2,650	2,930
Corporate	1,912	816	302
Total capital expenditures	$16,000	$14,226	$12,099

Depreciation and amortization:
Aerostructures	$3,811	$2,149	$1,943
Precision Products	1,085	1,012	936
Helicopters	1,081	1,120	1,137
Specialty Bearings	2,856	2,262	1,818
Subtotal Aerospace Segments	8,833	6,543	5,834
Industrial Distribution	3,096	2,507	2,285
Corporate	913	843	635
Total depreciation and amortization	$12,842	$9,893	$8,754

(1)
During 2008, the Helicopters Segment completed the non-cash purchase of the NAVAIR property for $10,258, which represents the assumption of the associated environmental remediation costs. See Note 11, Environmental Costs, for further discussion.

Operating income is total revenues less cost of sales and selling, general and administrative expenses including corporate expense. Operating income includes net gain (loss) on sale of assets.  Operating loss for the Aerostructures segment includes a non-cash goodwill impairment charge of $7,810.

During 2008, there were no Helicopters segment charges to increase the accrued contract loss on the SH-2G(A) program. During 2007 and 2006, the Helicopters segment recorded charges of $6,414 and $9,701, respectively, to increase the accrued contract loss on the SH-2G(A) program.

Identifiable assets are year-end assets at their respective net carrying values segregated as to segment and corporate use.

For the periods presented, the corporate identifiable assets are principally comprised of cash, short-term and long-term deferred income tax assets, cash surrender value of life insurance policies and fixed assets. Corporate assets decreased in 2008 primarily due to the acquisitions of business during the year. The increase in corporate assets in 2007 is primarily due to the cash proceeds from the sale of the Music segment.

Net sales by the Aerospace Segments under contracts with U.S. Government agencies (including sales to foreign governments through foreign military sales contracts with U.S. Government agencies) totaled $254,640, $199,971 and $156,060 in 2008, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands except share and per share amounts)

21. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Sales are attributed to geographic regions based on their location of origin. Geographic distribution of sales from continuing operations is as follows:

	For the year ended December 31,
	2008	2007	2006

United States	$1,067,080	$934,113	$856,772
United Kingdom	41,884	10,962	7,673
Canada	36,026	35,058	32,793
Australia/New Zealand	20,980	25,953	27,736
Mexico	20,271	21,201	18,456
Germany	15,597	15,188	14,368
Other	51,757	43,556	33,624
Total	$1,253,595	$1,086,031	$991,422

22. SUBSEQUENT EVENTS

On February 12, 2009, the Company and the Commonwealth of Australia closed on the transfer of ownership of the 11 SH-2G(A) Super Seasprite helicopters (along with spare parts and associated equipment). See Note 18, Commitments and Contingencies, for further discussion.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.               CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The company has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2008, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

Internal Control Over Financial Reporting

The company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2008, with the exception of ISC, Brookhouse and INRUMEC. During 2008, the company acquired ISC, Brookhouse and INRUMEC. While the company has begun the process of incorporating its controls and procedures into ISC, Brookhouse and INRUMEC, management did not complete the documentation, evaluation and testing of internal controls over the financial reporting of ISC, Brookhouse and INRUMEC as of December 31, 2008. Therefore, the company did not include ISC, Brookhouse and INRUMEC in its assessment of the effectiveness of the company’s internal controls over financial reporting as of December 31, 2008.

In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Management concluded that based on its assessment, the company’s internal control over financial reporting was effective as of December 31, 2008. The effectiveness of internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in this Form 10-K.

Changes in Internal Control Over Financial Reporting

Management of the company has evaluated, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, changes in the company’s internal controls over financial reporting during 2008.

During the fourth quarter ended December 31, 2008, management made no changes to the internal controls over financial reporting that materially affected, nor are they reasonably likely to have a material effect on, our internal controls over financial reporting.

Inherent Limitations of Disclosure Controls and Procedures and Inherent Control over Financial Reporting

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

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All information under this caption, except for the list of executive officers of the company set forth below, may be found in the company’s proxy statement to be delivered to stockholders in connection with the Annual Meeting of Shareholders, which is scheduled for April 15, 2009 (the “Proxy Statement”) and such information is incorporated in this report by reference.

Executive Officers

The company’s executive officers as of the date of this report are as follows:
T. Jack Cahill	Mr. Cahill, 60, has been President of Kaman Industrial Technologies Corporation, a subsidiary of the company, since 1993. He has held various positions with the company since 1975.
Candace A. Clark	Ms. Clark, 54, has been Senior Vice President, Chief Legal Officer and Secretary since 1996. Ms. Clark has held various positions with the company since 1985.
William C. Denninger
Mr. Denninger, 58, joined the company as Senior Vice President – Finance on November 17, 2008 and was elected Senior Vice President and Chief Financial Officer effective December 1, 2008, upon the retirement of Robert M. Garneau. Mr. Denninger most recently served for eight years as Senior Vice President and Chief Financial Officer of Barnes Group, Inc., a $1.5 billion global industrial products manufacturer and distributor. He also served on that company's board of directors.

Ronald M. Galla	Mr. Galla, 57, has been Senior Vice President and Chief Information Officer since 1995. Mr. Galla has been director of the company's Management Information Systems since 1984.
Neal J. Keating
Mr. Keating, 53, was elected President and Chief Operating Officer as well as a Director of the company effective September 17, 2007.  Effective January 1, 2008, he was elected to the offices of President and Chief Executive Officer. Prior to joining the company, Mr. Keating served as Chief Operating Officer at Hughes Supply, a $5.4 billion industrial distributor that was acquired by Home Depot in 2006. Prior to that, from August 2002 to June 2004, he served as Managing Director/Chief Executive Officer of GKN Aerospace, a $1 billion aerospace subsidiary of GKN, plc, serving also as Executive Director on the Main Board of GKN plc and as a member of the Board of Directors of Agusta-Westland. From 1978 to July 2002, Mr. Keating served in increasingly senior positions at Rockwell International and as Executive Vice President and Chief Operating Officer of Rockwell Collins, Commercial Systems, a $1.7 billion commercial aerospace business from 2001 through 2002.

John C. Kornegay	Dr. Kornegay, 59, has been President of Kamatics Corporation, a subsidiary of the company, since 1999. He has held various positions with Kamatics Corporation since 1988.
Gregory L. Steiner
Mr. Steiner, 51, was elected President of Kaman Aerospace Group, Inc., with overall responsibility for the company's Aerospace segments, effective July 7, 2008. Since 2005, Mr. Steiner was employed at GE Aviation-Systems, serving first as Vice President and General Manager, Military Mission Systems and then as Vice President, Systems for GE Aviation-Systems, responsible for systems integration. From 2004 to 2005, he served as Group Vice President at Curtiss-Wright Controls, Inc., with responsibility for four aerospace and industrial electronics businesses located in the U.S. and United Kingdom. Prior to that, Mr. Steiner had a seventeen-year career with Rockwell Collins, Inc., serving in a number of progressively responsible positions, and departing as Vice President and General Manager of Passenger Systems.

John J. Tedone
Mr. Tedone, 44,  has been Vice President, Finance and Chief Accounting Officer of the Company since April 2007.  From April 2006 to April 2007, he served as Vice President, Internal Audit and from November 2004 to April 2006 as Assistant Vice President, Internal Audit. Prior to joining the company, from December 2002 to November 2004 he served as Director, Finance at Diageo, N.A., a consumer products company.

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

ITEM 14.               PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under this caption in the Proxy Statement is incorporated in this report by reference.

PART IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	FINANCIAL STATEMENTS.See Item 8 of this Form 10-K setting forth our Consolidated Financial Statements.

(a)(2)	FINANCIAL STATEMENT SCHEDULES.An index to the financial statement schedules immediately precedes such schedules.

(a)(3)	EXHIBITS.An index to the exhibits filed or incorporated by reference immediately precedes such exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bloomfield, State of Connecticut, on this 26th day of February 2009.

KAMAN CORPORATION (Registrant)
By:	/s/ Neal J. Keating
Neal J. Keating
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title:	Date:
/s/ Neal J. Keating
Neal J. Keating	President and Chief Executive Officer	February 26, 2009

/s/ William C. Denninger
William C. Denninger	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2009

/s/ John J. Tedone
John J. Tedone	Vice President – Finance and Chief Accounting Officer	February 26, 2009

/s/ Neal J. Keating
Neal J. Keating		February 26, 2009
Attorney-in-Fact for:

Robert Alvine	Director
Brian E. Barents	Director
E. Reeves Callaway III	Director
Karen M. Garrison	Director
Edwin A. Huston	Director
Eileen S. Kraus	Director
Thomas W. Rabaut	Director
Richard J. Swift	Director

KAMAN CORPORATION AND SUBSIDIARIES

Index to Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Financial Statement Schedules:

Schedule V - Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Kaman Corporation:

Under date of February 26, 2009, we reported on the consolidated balance sheets of Kaman Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2008, and the effectiveness of internal controls over financial reporting as of December 31, 2008, as contained in the 2008 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Hartford, Connecticut
February 26, 2009

KAMAN CORPORATION AND SUBSIDIARIES
SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(Dollars in Thousands)

		Additions
DESCRIPTION	Balance Beginning of Period	Charged to Costs and Expenses	Others (A)	Deductions (B)	Balance End of Period

2008
Allowance for doubtful accounts	$1,811	$910	$266	$815	$2,172

2007
Allowance for doubtful accounts	$1,796	$725	$0	$710	$1,811

2006
Allowance for doubtful accounts	$2,308	$164	$0	$676	$1,796

(A)           Additions to allowance for doubtful accounts attributable to acquisitions.
(B)          Write-off of bad debts, net of recoveries.

		Additions
	Balance Beginning of Period	Current Year Provision (Benefit)	Others	Balance End of Period

2008
Valuation allowance on deferred tax assets	$3,946	$1,308	$(254)	$5,000

2007
Valuation allowance on deferred tax assets	$3,710	$159	$77	$3,946

2006
Valuation allowance on deferred tax assets	$2,855	$877	$(22)	$3,710

KAMAN CORPORATION

INDEX TO EXHIBITS

Exhibit 3a	The Amended and Restated Certificate of Incorporation of the company, was filed as Exhibit 3.1 to Form 8-K on November 4, 2005, Document No. 0001341004-05-000188.	by reference

Exhibit 3b	The Amended and Restated Bylaws of the company dated February 26, 2008 were filed as Exhibit 3.1 to Form 8-K on February 28, 2008, Document No. 0000054381-08-000011.	by reference

Exhibit 4a(i)
Revolving Credit Agreement between the company and The Bank of Nova Scotia and Fleet National Bank as Co-Administrative Agents and Bank One, N.A. as the Documentation Agent and The Bank of Nova Scotia and Fleet Securities, Inc. as the Co-Lead Arrangers and Various Financial Institutions dated as of August 5, 2005 was filed as Exhibit 1 to Form 8-K with the Securities and Exchange Commission on August 8, 2005, Document No. 0000054381-05-000051, and Amendment No. 1 dated January 31, 2007 was filed as Exhibit 1 to Form 8-K on January 31, 2007, Document No. 0000054381-07-000006
by reference

Exhibit 4a(ii)	Amendment No. 2 to Revolving Credit Agreement dated April 28, 2008.	attached

Exhibit 4a(iii)	Amendment No. 3 to Revolving Credit Agreement dated October 29, 2008 was filed as Exhibit 10.2 to Form 8-K on October 30, 2008, Document No. 0000054382-08-000069.	by reference

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
by reference

Exhibit 4c
Term Credit Agreement dated October 29, 2008 among Kaman Corporation, the banks listed therein, The Bank of Nova Scotia and Bank of America, N.A., as the Co-Administrative Agents for the Banks filed as Exhibit 10.1 to Form 8-K on October 30, 2008, Document No. 0000054381-08-000069.
by reference

Exhibit 10a
Kaman Corporation 2003 Stock Incentive Plan effective November 1, 2003, as amended effective September 23, 2008 filed as Exhibit 10a(i) on Form 10-Q on October 30, 2008, Document No. 0000054381-08-000070.
by reference

Exhibit 10b	Kaman Corporation Employees Stock Purchase Plan as amended effective September 23, 2008 was filed as Exhibit 10b(i) to Form 10-Q on October 30, 2008, Document No. 0000054381-08-000070.	by reference

Exhibit 10c
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

Exhibit 10c(ii)
First Amendment to Kaman Corporation Post-2004 Supplemental Employees’ Retirement Plan effective January 1, 2005 filed as Exhibit 10.1 to Form 8-K on February 28, 2008, Document No. 0000054381-08-000011.
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
by reference

Exhibit 10d(i)	Kaman Corporation Post-2004 Deferred Compensation Plan effective January 1, 2008 filed as Exhibit 10.2 to Form 8-K on February 28, 2008, Document No. 0000054381-08-000011.	by reference

Exhibit 10e(i)	Kaman Corporation Cash Bonus Plan effective as of January 1, 2008 filed as Exhibit 10e(i) to Form 10-K on February 28, 2008, Document No. 0001193125-08-041841.	by reference

Exhibit 10g(iv)	Executive Employment Agreement between Candace A. Clark and Kaman Corporation, dated as of January 1, 2007, as amended and restated November 11, 2008.	attached

Exhibit 10g (v)	Executive Employment Agreement between Ronald M. Galla and Kaman Corporation, dated as of January 1, 2007, as amended and restated November 11, 2008.	attached

Exhibit 10g (vii)	Executive Employment Agreement between T. Jack Cahill and Kaman Industrial Technologies Corporation, dated as of January 1, 2007, as amended and restated November 11, 2008.	attached

Exhibit 10g (x)	Amended and Restated Change in Control Agreement between Candace A. Clark and Kaman Corporation, dated as of January 1, 2007, as amended and restated November 11, 2008.	attached

Exhibit 10g (xi)	Amended and Restated Change in Control Agreement between Ronald M. Galla and Kaman Corporation, dated as of January 1, 2007, as amended and restated November 11, 2008.	attached

Exhibit 10g (xiii)	Amended and Restated Change in Control Agreement between T. Jack Cahill and Kaman Industrial Technologies Corporation, dated as of January 1, 2007, as amended and restated November 11, 2008.	attached

Exhibit 10g (xviii)	Executive Employment Agreement between Kaman Corporation and Neal J. Keating dated August 7, 2007, as amended and restated November 11, 2008.	attached

Exhibit 10g (xix)	Change in Control Agreement between Kaman Corporation and Neal J. Keating dated August 7, 2007, as amended and restated November 11, 2008.	attached

Exhibit 10g (xx)	Executive Employment Agreement dated June 3, 2008 between Kaman Aerospace Group, Inc. and Gregory L. Steiner, as amended and restated November 11, 2008.	attached

Exhibit 10g (xxi)	Change in Control Agreement dated dated June 4, 2008 between Kaman Aerospace Group, Inc. and Gregory L. Steiner, as amended and restated November 11, 2008.	attached

Exhibit 10g (xxii)
Executive Employment Agreement dated November 17, 2008  between Kaman Corporation and William C. Denninger and Offer Letter dated November 11, 2008 was filed as Exhibit 10.1 to Form 8-K on November 13, 2008, Document No. 0000054381-08-000072.
by reference

Exhibit 10g (xxiii)
Change in Control Agreement dated November 17, 2008  between Kaman Corporation and William C. Denninger dated November 12, 2008 was filed as Exhibit 10.2 to Form 8-K on November 13, 2008, Document No. 0000054381-08-000072.
by reference

Exhibit 10g (xxiv)
Retirement and Consulting Letter Agreement between Robert M. Garneau and the Company dated November 13, 2008 was filed as Exhibit 10.3 on Form 8-K on November 13, 2008, Document No. 0000054381-08-000072.
by reference

Exhibit 10g (xxv)	Relocation Management Agreement between Kaman Corporation and Cartus Corporation dated April 7, 2008 was filed as Exhibit 10.1 to Form 8-K on April 14, 2008, Document No. 0000054381-08-0000029.	by reference

Exhibit 10h (i)	Form of Incentive Stock Option Agreement under the Kaman Corporation 2003 Stock Incentive Plan.	attached

Exhibit 10h (ii)	Form of Non-Statutory Stock Option Agreement under the Kaman Corporation 2003 Stock Incentive Plan.	attached

Exhibit 10h (iii)	Form of Stock Appreciation Rights Agreement under the Kaman Corporation 2003 Stock Incentive Plan.	attached

Exhibit 10h (iv)	Form of Restricted Stock Agreement under the Kaman Corporation 2003 Stock Incentive Plan was filed as Exhibit 10h(iv) to Form 10-Q on August 2, 2007, Document No. 0000054381-07-000092.	by reference

Exhibit 10h(v)
Form of Long Term Performance Award Agreement (Under the Kaman Corporation 2003 Stock Incentive Plan) was filed as Exhibit 10.2 to Form 8-K filed on November 10, 2005, Document No. 0000054381-05-000090.
by reference

Exhibit 10h(vii)
Deferred Compensation Agreement between Kaman Corporation and Eileen S. Kraus dated August 8, 1995 and First Amendment dated December 8, 2005 was filed as Exhibit 10h(vii) to Form 10-K on February 27, 2006, Document No. 0000054381-06-000036.
by reference

Exhibit 10h(viii)	Deferred Compensation Agreement between Kaman Corporation and Robert Alvine dated December 16, 2006 was filed as Exhibit 10h(viii) to Form 10-K on March 1, 2007, Document No. 0000054381-07-000022.	by reference

Exhibit 14	Kaman Corporation Code of Business Conduct dated November 11, 2008.	attached

Exhibit 21	List of Subsidiaries	attached

Exhibit 23	Consent of Independent Registered Public Accounting Firm	attached

Exhibit 24	Power of attorney under which this report was signed on behalf of certain directors	attached

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934.	attached

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934.	attached

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	attached

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	attached