Form 10-Q
period 2009-04-03
KAMAN CORP
filed 2009-05-11
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2009

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
Yes           ☒           No           ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes           ☐           No           ☐

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
Yes           ☐           No           ☒

At May 1, 2009, there were 25,639,039 shares of Common Stock outstanding.

PART I
CONDENSED CONSOLIDATED BALANCE SHETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share and per share amounts) (Unaudited)

	April 3,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$11,000	$8,161
Accounts receivable, net	146,420	173,847
Inventories	306,347	255,817
Deferred income taxes	26,049	23,851
Income taxes receivable	1,068	3,450
Other current assets	20,967	21,390
Total current assets	511,851	486,516
Property, plant and equipment, net	78,545	79,476
Goodwill	84,168	83,594
Other intangibles assets, net	28,079	28,211
Deferred income taxes	70,601	71,926
Other assets	13,072	12,890
Total assets	$786,316	$762,613

Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable	$1,443	$1,241
Current portion of long-term debt	5,000	5,000
Accounts payable – trade	80,914	84,059
Accrued salaries and wages	16,640	21,104
Accrued pension costs	5,874	5,878
Accrued contract losses	3,677	9,714
Advances on contracts	1,739	10,612
Other accruals and payables	39,937	39,467
Income taxes payable	1,597	1,464
Total current liabilities	156,821	178,539
Long-term debt, excluding current portion	100,270	87,924
Deferred income taxes	7,934	7,926
Underfunded pension	169,630	168,148
Due to Commonwealth of Australia	28,293	-
Other long-term liabilities	46,424	45,805
Commitments and contingencies
Shareholders' equity:
Capital stock, $1 par value per share:
Preferred stock, 200,000 shares authorized; none outstanding	-	-
Common stock, 50,000,000 shares authorized, 25,641,231 and 25,514,525
shares issued, respectively	25,641	25,515
Additional paid-in capital	86,367	85,073
Retained earnings	285,582	283,789
Accumulated other comprehensive income (loss)	(120,088)	(119,658)
Less 50,476 and 43,907 shares of common stock, respectively,
held in treasury, at cost	(558)	(448)
Total shareholders’ equity	276,944	274,271
Total liabilities and shareholders’ equity	$786,316	$762,613

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts) (Unaudited)

	For the Three Months Ended
	April 3,	March 28,
	2009	2008

Net sales	$294,035	$285,781
Cost of sales	216,340	209,190
Gross profit	77,695	76,591

Selling, general and administrative expenses	68,385	62,698
Net (gain)/loss on sale of assets	(93)	110
Operating income	9,403	13,783
Interest expense (income), net	1,104	(1)
Other expense, net	202	141

Earnings before income taxes	8,097	13,643
Income tax expense	2,721	4,775
Net earnings	$5,376	$8,868

Net earnings per share:
Basic net earnings per share	$0.21	$0.35
Diluted net earnings per share	$0.21	$0.35

Average shares outstanding:
Basic	25,534	25,205
Diluted	25,598	25,391

Dividends declared per share	$0.14	$0.14

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Three Months Ended
	April 3,	March 28,
	2009	2008
Cash flows from operating activities:
Net earnings	$5,376	$8,868
Adjustments to reconcile net earnings to
net cash provided by (used in) operating activities:
Depreciation and amortization	3,837	2,585
Change in allowance for doubtful accounts	186	(67)
Net (gain) loss on sale of assets	(93)	110
Non-cash loss on derivative instruments	1	-
Stock compensation expense	839	332
Excess tax benefits from share-based compensation arrangements	73	(107)
Deferred income taxes	(338)	867
Changes in assets and liabilities, excluding effects of acquisitions/divestures:
Accounts receivable, net	(13,530)	(22,151)
Inventories	1,280	(17,017)
Income tax receivable	2,382	-
Other current assets	390	(1,521)
Accounts payable - trade	(3,864)	4,731
Accrued contract losses	36	2,047
Advances on contracts	(343)	547
Accrued expenses and payables	(3,052)	(9,243)
Income taxes payable	119	(9,820)
Pension liabilities	2,193	(3,117)
Other long-term liabilities	533	(384)
Cash provided by (used in) operating activities	(3,975)	(43,340)

Cash flows from investing activities:
Proceeds from sale of assets	10	36
Expenditures for property, plant & equipment	(2,157)	(2,334)
Acquisition of businesses including earn out adjustment, net of cash	(549)	(118)
Other, net	77	(804)
Cash provided by (used in) investing activities	(2,619)	(3,220)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit agreements	13,817	1,571
Debt repayment	(1,250)	-
Net change in book overdraft	607	264
Proceeds from employee stock plan transactions	495	2,191
Dividends paid	(3,765)	(3,520)
Windfall tax benefit	(73)	107
Other	(191)	310
Cash provided by (used in) financing activities	9,640	923

Net increase (decrease) in cash and cash equivalents	3,046	(45,637)
Effect of exchange rate changes on cash and cash equivalents	(207)	88
Cash and cash equivalents at beginning of period	8,161	73,898
Cash and cash equivalents at end of period	$11,000	$28,349

See accompanying notes to the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended April 3, 2009, and March 28, 2008
(In thousands except per share amounts) (Unaudited)

1. BASIS OF PRESENTATION

The December 31, 2008 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of Kaman Corporation and subsidiaries. In the opinion of management, the balance of the condensed financial information reflects all adjustments which are necessary for a fair presentation of the company’s financial position, results of operations and cash flows for the interim periods presented.  All such adjustments are of a normal recurring nature, unless otherwise disclosed in this report. Certain amounts in prior period condensed consolidated financial statements have been reclassified to conform to current year presentation. The statements should be read in conjunction with the consolidated financial statements and notes included in the company’s Form 10-K for the year ended December 31, 2008. The results of operations for the interim period presented are not necessarily indicative of trends or of results to be expected for the entire year.

The company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The first quarter for 2009 and 2008 ended on April 3, 2009 and March 28, 2008, respectively.

2. RECENT ACCOUNTING STANDARDS

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (“FSP 141R-1”). FSP 141R-1 amends the provisions in Statement of Financial Accounting Standards (“SFAS”) No. 141R (“SFAS No. 141R”) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement No. 141R, and instead carries forward most of the provisions of SFAS No. 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect FSP 141R-1 will have an impact on our consolidated financial statements, but the nature and magnitude of its specific effects will depend upon the nature, term and size of the acquired contingencies.

3. ADDITIONAL CASH FLOW INFORMATION

Cash payments for interest were $1,125 and $338 for the three months ended April 3, 2009, and March 28, 2008, respectively. Cash payments for income taxes, net of refunds, for the comparable periods were $429 and $13,674, respectively.

On February 12, 2009, the Company completed the transfer of ownership of the Australian SH-2G(A) Super Seasprite Program inventory and equipment. As a result, the Company recorded a non-cash inventory acquistion of $52,741, which represented the elimination of $32,041 of net unbilled receivables, the elimination of $6,072 of accrued contract losses and the recognition of the minimum payment liability due to the Commonwealth of Australia.

4. ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:
	April 3,	December 31,
	2009	2008

Trade receivables	$75,879	$77,071
U.S. Government contracts:
Billed	37,992	29,088
Costs and accrued profit – not billed	4,541	2,450
Commercial and other government contracts:
Billed	30,370	26,845
Costs and accrued profit – not billed	-	40,565
Less allowance for doubtful accounts	(2,362)	(2,172)
Total	$146,420	$173,847

On February 12, 2009, the Company completed the transfer of ownership of the Australian SH-2G(A) Super Seasprite Program inventory and equipment. The unbilled receivables associated with the SH-2G(A) program were $40,572 and the balance of amounts received as advances on this contract were $8,531. These balances, totaling a net $32,041, were eliminated in connection with the transfer of the Australian program inventory and equipment to the Company. Additional detail relative to this matter is provided in Note 11, Commitments and Contingencies.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended April 3, 2009, and March 28, 2008
(In thousands except per share amounts) (Unaudited)

5. FAIR VALUE MEASUREMENTS

Effective January 1, 2009, the Company adopted FASB Staff Position (“FSP”) SFAS No. 157-2 which had delayed the effective date of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“SFAS 157”) for non-financial assets and liabilities until January 1, 2009. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

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

•
Level 3 — Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Total Carrying		Significant other	Significant
	Value at	Quoted prices in	observable	unobservable
	April 3,	active markets	inputs	inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Derivative instruments	$1,255	$-	$1,255	$-
Total Assets	$1,255	$-	$1,255	$-

Derivative instruments	$168	$-	$168	$-
Total Liabilities	$168	$-	$168	$-

The Company’s derivative instruments are limited to foreign exchange contracts and interest rate swaps that are measured at fair value using observable market inputs such as forward rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy and have been included in other current assets, other assets and other long-term liabilities on the Condensed Consolidated Balance Sheet at April 3, 2009. Based on the continued ability to trade securities and enter into forward contracts and interest rate swap, we consider the markets for our fair value instruments to be active.

The Level 2 classification results from the Company’s evaluation of the credit risk associated with the counterparties to these derivative instruments and the determination, that as of April 3, 2009, such credit risks have not had an adverse impact on the fair value of these instruments.

6. DERIVATIVE FINANCIAL INSTRUMENTS

The Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”) on January 1, 2009.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) with the intent to provide users of financial statements with an enhanced understanding of: (i) How and why an entity uses derivative instruments; (ii) How derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended April 3, 2009, and March 28, 2008
(In thousands except per share amounts) (Unaudited)

6. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

The Company is exposed to certain risks relating to its ongoing business operations, including market risks relating to fluctuations in foreign currency exchange rates and interest rates.  Derivative financial instruments are recognized on the consolidated balance sheets as either assets or liabilities and are measured at fair value. Changes in fair value of derivatives are recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative is effective as part of a hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income are subsequently included in earnings in the periods in which earnings are affected by the hedged item. The Company does not use derivative instruments for speculative purposes.

Derivatives Designated as Cash Flow Hedges

The Company’s Term Loan Credit Agreement (“Term Loan”) contains floating rate obligations and is subject to interest rate fluctuations. During the first quarter of 2009, the Company entered into interest rate swap agreements for the purposes of hedging its eight quarterly variable-rate interest payments on its Term Loan in 2010 and 2011. These interest rate swap agreements are designated as cash flow hedges and are intended to manage interest rate risk associated with the Company’s variable-rate borrowings and minimize the negative impact of interest rate fluctuations on the Company’s earnings and cash flows attributable to the changes in LIBOR rates.

The Company holds forward exchange contracts designed to hedge forecasted transactions denominated in foreign currencies. These contracts are designated as cash flow hedges and are designed to minimize the negative impact of foreign currency fluctuations on the Company’s earnings and cash flows.

The following table shows the fair value of derivative instruments designated as cash flow hedging instruments under SFAS No. 133:

		Fair Value
	Balance Sheet	April 3,	December 31,	Notional
	Location	2009	2008	Amount
Derivative Assets
Foreign exchange contracts	Other current assets	$122	$212	$1,866 Euro dollars
Foreign exchange contracts (a)	Other assets	-	779	$36,516 Australian Dollars
Total		$122	$991

Derivative Liabilities
Interest rate swap contracts	Other assets	$168	$-	$45,000-$40,000
Total		$168	$-

(a)	Forward exchange contracts dedesignated on February 12, 2009. See information below for fair value after dedesignation.

The following table shows the gain or (loss) recognized in other comprehensive income for derivatives designated as cash flow hedges under SFAS No. 133:

	April 3,	March 28,
	2009	2008

Foreign Exchange Contracts	$(104)	$-
Foreign Exchange Contracts (a)	(1,941)	-
Interest Rate Swap Contracts	(168)	-
Total	$(2,213)	$-

(a)	Forward exchange contract dedesignated on February 12, 2009. See information below for amounts recognized in the Condensed Consolidated Statement of Operations after dedesignation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended April 3, 2009, and March 28, 2008
(In thousands except per share amounts) (Unaudited)

6. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Derivatives Designated as Cash Flow Hedges - continued

During the three months ended April 3, 2009, the loss reclassified out of Other Comprehensive Income for derivative instruments designated as a cash flow hedge was not material. No amounts were reclassified out of Other Comprehensive Income for the three months ended March 28, 2008. Over the next twelve months, the Company expects to reclassify approximately $93 out of Other Comprehensive Income.

During the three months ended April 3, 2009, the gain recorded in other income for ineffective portion of derivative instruments designated as a cash flow hedge was not material. No amounts were recorded for the three months ended March 28, 2008.

Derivatives Not Designated as Hedging Instruments

The following table shows the fair value of derivative instruments not designated as hedging instruments under SFAS No. 133:

		Fair Value
	Balance Sheet	April 3,	December 31,	Notional
	Location	2009	2008	Amount
Derivative Assets
Foreign exchange contracts	Other assets	$1,133	$-	$36,516 Australian Dollars
Total		$1,133	$-

On February 12, 2009, the Company dedesignated the forward contract it had entered into to hedge $36,516 (AUD) of its $39,516 (AUD) future minimum required payments to the Commonwealth of Australia. At April 3, 2009, the U.S. dollar value of the $36,516 (AUD) payable was $26,145. The following table shows the location and amount of the gain or (loss) recognized on the Condensed Consolidated Statements of Operations for derivatives not designated as hedge instruments under SFAS No. 133:

		For the three months ended
	Income Statement	April 3,	March 28,
	Location	2009	2008
Derivative Assets
Foreign Exchange Contracts	Other (income) expense	$(2,025)	$-
Total		$(2,025)	$-

For the three months ended April 3, 2009, the Company recorded $2,330 to other expense related to the change in the value of the previously hedged $36,516 (AUD) payable.

Hedges of a Net Investment in Foreign Operations

The Company also maintains an approximately $7,600 Euro note, part of the revolving credit facility, which qualifies and has been designated as an effective hedge against the Company’s investment in its German subsidiary (RWG).  The U.S. dollar value of the Euro note at April 3, 2009, was $10,220.

The following table shows the amount of the cumulative translation adjustment recorded in other comprehensive income:

		For the three months ended
		April 3,	March 28,
	Location	2009	2008

Euro note	Cumulative Translation Adjustment	$(212)	$817
Total		$(212)	$817

The Company did not reclassify any amounts from other comprehensive income to earnings during the three months ended April 3, 2009, or March 28, 2008.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended April 3, 2009, and March 28, 2008
(In thousands except per share amounts) (Unaudited)

7. INVENTORIES

Inventories consist of the following:
	April 3,	December 31,
	2009	2008

Merchandise for resale	$103,125	$106,757
Contracts and other work in process	184,435	130,299
Finished goods (including certain general stock materials)	18,787	18,761
Total	$306,347	$255,817

K-MAX® inventory of $24,100 and $23,593 is included in other work in process and finished goods as of April 3, 2009 and December 31, 2008, respectively. Management believes that a significant portion of this K-MAX inventory will be sold after one year, based upon the anticipation of supporting the fleet for the foreseeable future.

On February 12, 2009, the Company completed the transfer of ownership of the Australian SH-2G(A) Super Seasprite Program inventory and equipment. As a result, the Company recorded $52,741 of contracts and other work in process inventory, which represents the elimination of $32,041 of net unbilled receivables, the elimination of $6,072 of accrued contract losses and the recognition of the minimum payment liability due to the Commonwealth of Australia. For more information see Note 11, Commitments and Contingencies. Management believes that a significant portion of this inventory will be sold after one year, based upon the time needed to market the aircraft and prepare them for sale.

8. ACCRUED CONTRACT LOSSES

The following is a summary of activity and balances associated with accrued contract losses:

Balance at December 31, 2008	$9,714
Additions to loss accrual	840
Costs incurred	(823)
Released to income	18
Elimination of Australian loss accrual	(6,072)
Balance at April 3, 2009	$3,677

On February 12, 2009, the Company and the Commonwealth of Australia completed the transfer of ownership of the SH-2G(A) Super Seasprite program inventory and equipment, effectively ending the associated production and service contracts. As a result, accrued contract losses of $6,072 were eliminated. This matter is discussed more fully in Note 11, Commitments and Contingencies.

9. ENVIRONMENTAL COSTS

The following table displays the activity and balances associated with accruals related to environmental costs included in other accruals and payables and other long-term liabilities:

Balance at December 31, 2008	$16,136
Additions to accrual	-
Payments	(269)
Balance at April 3, 2009	$15,867

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended April 3, 2009, and March 28, 2008
(In thousands except per share amounts) (Unaudited)

10. PENSION PLANS

Components of net pension cost for the qualified pension plan and Supplemental Employees’ Retirement Plan (SERP) are as follows:

	Qualified Pension Plan		SERP
	For the Three Months Ended		For the Three Months Ended
	April 3, 2009	March 28, 2008	April 3, 2009	March 28, 2008

Service cost for benefits earned	$3,400	$3,069	$108	$184
Interest cost on projected
benefit obligation	7,547	7,338	248	384
Expected return on plan assets	(7,749)	(8,681)	-	-
Effect of settlement/curtailment	-	-	-	1,006
Net amortization and deferral	777	15	(171)	408
Net pension cost	$3,975	$1,741	$185	$1,982

For the 2009 plan year, the Company contributed $10,900 to the qualified pension plan in April 2009 and does not expect to make any further contributions for this plan year. For the 2009 plan year, the Company expects to make payments of $5,678 for the SERP of which, $226 were made in the first quarter of 2009. In the first quarter of 2009, the Company also made a $1,741 contribution to the qualified pension plan for the 2008 plan year.

11. COMMITMENTS AND CONTINGENCIES

Legal Matters

There continue to be two warranty-related matters that impact the FMU-143 program at Precision Products Orlando facility, (“KPP Orlando”). The items involved are an impact switch embedded in certain bomb fuzes that was recalled by a supplier and an incorrect part, called a bellows motor, found to be contained in bomb fuzes manufactured for the U.S. Army utilizing systems which originated before KPP Orlando was acquired by Kaman. The U.S. Army Sustainment Command (“USASC”), the procurement agency that administers the FMU-143 contract, had authorized warranty rework for the bellows motor matter in late 2004/early 2005; however, the Company was not permitted to finish the rework due to issues raised by the USASC primarily related to administrative matters and requests for verification of the accuracy of test equipment (which accuracy was subsequently verified).

In late 2006, the USASC informed us that it was changing its remedy under the contract from performance of warranty rework to an "equitable adjustment" of $6,900 to the contract price. The Company responded, explaining its view that it had complied with contract requirements. In June 2007, the USASC affirmed its position but rescinded its $6,900 demand (stating that its full costs had not yet been determined) and gave instructions for disposition of the subject fuzes, including both the impact switch and bellows motor related items, to a Navy facility and the Company complied with that direction. By letter dated April 24, 2009, the United States Government has notified the Company that it is contemplating litigation against us, alleging liability associated with this matter and including specific claims of about $6,000 (treble damages) in connection with allegedly "false claims" by the Company for payment for fuzes containing the incorrect part and $3,000 in connection with rework.  The Company believes that the allegations are unfounded and will vigorously defend itself should a suit be filed.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended April 3, 2009, and March 28, 2008
(In thousands except per share amounts) (Unaudited)

11. COMMITMENTS AND CONTINGENCIES (Continued)

Other Matters

Revenue Sharing Agreement with the Commonwealth of Australia

As previously reported, the Company has agreed to share proceeds from its sale of the former SH-2G (A) aircraft (along with spare parts and associated equipment) with the Commonwealth of Australia on a predetermined basis.   Total payments of at least $39,516 million (AUD) will be made to the Commonwealth regardless of sales, with at least $26,700 (AUD) to be paid by March 2011, and, to the extent cumulative payments have not yet reached $39,516 million (AUD), additional payments of $6,408 million (AUD) each in March of 2012 and 2013. In late 2008, the Company entered into forward contracts for the purpose of hedging these required payments. These contracts represent $36,516 (AUD) of the $39,516 (AUD) required payments and have been accounted for in accordance with SFAS 133.  See Note 6, Derivative Financial Instruments, for further discussion of these instruments and their dedesignation during the first quarter of 2009. In addition, to secure these payments, the Company has provided the Commonwealth with a $39,516 million (AUD) unconditional letter of credit, which will be reduced as such payments are made. At April 3, 2009, the U.S. dollar value of the $39,516 million (AUD) required payments was $28,293.

Moosup

The Connecticut Department of Environmental Protection (“CTDEP”) has given the Company conditional approval for reclassification of groundwater in the vicinity of the Moosup, CT facility consistent with the character of the area. This facility is currently being held for disposal. The Company has substantially completed the process of connecting neighboring properties to public drinking water in accordance with such approval and in coordination with the CTDEP and local authorities. The Company anticipates that the water connection project will be completed in 2009.  Site characterization of the environmental condition of the property began in 2008 and is expected to continue during 2009.

Ovation

In connection with sale of the Music segment in 2007, the Company assumed responsibility for meeting certain requirements of the Transfer Act that applied to our transfer of the New Hartford, Connecticut, facility leased by that segment for guitar manufacturing purposes ("Ovation"). Under the Transfer Act, those responsibilities essentially consist of assessing the site's environmental conditions and remediating environmental impairments, if any, caused by Ovation's operations prior to the sale. The site is a multi-tenant industrial park, in which Ovation and other unrelated entities lease space. The environmental assessment process began in 2008 and will continue during 2009. The Company's estimate of its portion of the cost to assess the environmental conditions and remediate this site is $2,240 million, unchanged from previously reported estimates.

NAVAIR Property

In August 2008, we completed the purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation (of which the Helicopters segment forms a part) had leased from NAVAIR for many years. In connection with the purchase, we have assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and we continue the effort to define the scope of the remediation that will be required by the CTDEP. The assumed environmental liability of $10,258 was recorded by taking the undiscounted remediation liability of $20,768 and discounting it at a rate of 8%. This remediation process will take many years to complete.

Brookhouse

The Company has accrued £1,574 or $2,330 at April 3, 2009, for environmental compliance at our recently acquired Brookhouse Holdings Ltd. (“Brookhouse”) facilities. The Company is in the early stages of assessing the work that may be required, which may result in a change to this accrual and the purchase accounting for the acquisition of Brookhouse as it has not been finalized as of April 3, 2009.

In December 2008, a workplace accident occurred at Brookhouse in which one employee died and another was seriously injured. In accordance with U.K. law, the matter is the subject of an ongoing investigation, being carried out jointly by Lancashire Police and the Health and Safety Executive (“HSE”) in order to determine whether criminal charges are appropriate in this case.  This investigation has not been concluded. Following the conclusion of the investigation, it is expected that there will also be proceedings before the HSE under U.K. Health and Safety legislation. The Company currently believes that the total potential financial exposure of the two Brookhouse subsidiaries involved in the matter with respect to government proceedings is not likely to be material to its financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended April 3, 2009, and March 28, 2008
(In thousands except per share amounts) (Unaudited)

12. COMPUTATION OF EARNINGS PER SHARE

Effective January 1, 2009 the Company adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP No. EITF 03-6-1). FSP No. EITF 03-6-1 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. FSP No. EITF 03-6-1 was effective for the Company beginning with the first interim period of after December 15, 2008, and was applied retrospectively to all prior periods. The adoption of FSP No. EITF 03-6-1 did not have a material impact on the calculation of earnings per share.

The computation of basic earnings per share is based on net earnings divided by the weighted average number of shares of common stock outstanding for each year.

	For the three months ended
	April 3,	March 28,
	2009	2008

Basic:
Net earnings	$5,376	$8,868
Weighted average basic shares outstanding	25,534	25,205
Basic earnings per share	$0.21	$0.35

Diluted:
Net earnings	$5,376	$8,868

Weighted average basic shares outstanding	25,534	25,205
Weighted average shares issuable
on exercise of dilutive stock options	64	186
Weighted average diluted shares outstanding	25,598	25,391
Diluted earnings per share	$0.21	$0.35

Excluded from the diluted earnings per share calculation for the three months ended April 3, 2009, are 673,421 anti-dilutive shares, based on average stock price, granted to employees. There were no anti-dilutive shares for the three months ended March 28, 2008.

13. SHARE-BASED ARRANGEMENTS

The following table summarizes share-based compensation expense recorded during each period presented:

	For the three months ended
	April 3,	March 28,
	2009	2008
Stock options	$417	$449
Restricted stock awards	452	357
Stock appreciation rights	(86)	(528)
Employee stock purchase plan	56	54
Total share-based compensation	$839	$332

Stock option activity was as follows:
		Weighted average
	Options	exercise price
Options outstanding at December 31, 2008	744	$18.81
Granted	213	16.35
Exercised	(24)	14.79
Forfeited or expired	(9)	27.83
Options outstanding at April 3, 2009	924	$18.25

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended April 3, 2009, and March 28, 2008
(In thousands except per share amounts) (Unaudited)

13. SHARE-BASED ARRANGEMENTS (Continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	April 3,	March 28,
	2009	2008
Expected option term	6.5 years	6.5 years
Expected volatility	47.7%	40.5%
Risk-free interest rate	2.0%	3.2%
Expected dividend yield	2.2%	1.7%
Per share fair value of options granted	$6.43	$9.78

Restricted Stock activity was as follows:
	Restricted Stock Awards	Weighted-average grant date fair value
Restricted Stock outstanding at December 31, 2008	150	$26.39
Granted	84	16.35
Vested	(24)	22.67
Forfeited or expired	-	-
Restricted Stock outstanding at April 3, 2009	210	$22.80

Stock Appreciation Rights activity was as follows:

	Stock Appreciation	Weighted average
	Rights (SAR)	exercise price
SARs outstanding at December 31, 2008	40	$10.32
Granted	-	-
Exercised	(18)	9.90
Forfeited or expired	-	-
SARs outstanding at April 3, 2009	22	$10.66

Total cash paid to settle stock appreciation rights (at intrinsic value) during the three months ended April 3, 2009, and March 28, 2008, was $122 and $0, respectively. SARs are re-evaluated on a quarterly basis using the Black-Scholes valuation model.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended April 3, 2009, and March 28, 2008
(In thousands except per share amounts) (Unaudited)

14. SEGMENT INFORMATION

The Company is composed of five business segments, Industrial Distribution and four reporting segments within the aerospace industry: Specialty Bearings, Precision Products, Helicopters, and Aerostructures (collectively, the “Aerospace Segments”). Summarized financial information by business segment is as follows:

	For the three months ended
	April 3,	March 28,
	2009	2008
Net sales:
Industrial Distribution	$176,906	$182,165
Aerospace	117,129	103,616
Net sales	$294,035	$285,781

Operating income:
Industrial Distribution	$2,779	$9,073
Aerospace	15,297	14,616
Net gain (loss) on sale of assets	93	(110)
Corporate expense	(8,766)	(9,796)
Operating income	9,403	13,783

Interest expense, net	1,104	(1)
Other expense, net	202	141

Earnings before income taxes	8,097	13,643
Income tax expense	2,721	4,775
Net earnings	$5,376	$8,868

Aerospace Segments Detail
Net sales:
Specialty Bearings	$35,767	$36,079
Precision Products	20,686	24,130
Helicopters	16,364	14,614
Aerostructures	44,312	28,793
Subtotal Aerospace Segments	$117,129	$103,616

Operating income (loss):
Specialty Bearings	$11,912	$12,968
Precision Products	253	1,805
Helicopters	1,672	858
Aerostructures	1,460	(1,015)
Subtotal Aerospace Segments	$15,297	$14,616

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended April 3, 2009, and March 28, 2008
(In thousands except per share amounts) (Unaudited)

15. SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Changes in shareholders’ equity for the three months ended April 3, 2009, were as follows:

Balance, December 31, 2008	$274,271
Net earnings	5,376
Change in pension & post-retirement benefit plans, net	367
Foreign currency translation adjustment, net	595
Unrealized gain (loss) on derivative instruments, net	(1,392)
Dividends declared	(3,583)
Employee stock plans and related tax benefit	385
Share-based compensation activity	925
Balance, April 3, 2009	$276,944

The components of comprehensive income (loss) are shown below:

	For the three months ended
	April 3,	March 28,
	2009	2008

Net income	$5,376	$8,868
Change in pension and post retirement
benefit plans, net of tax of expense of $225 and $437	367	727
Foreign currency translation
adjustment, net of tax expense of $81
and tax benefit of $310	595	238
Unrealized gain (loss) on derivative
instruments, net of tax of benefit of $853 and $0	(1,392)	-
Total comprehensive income	$4,946	$9,833

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide readers of our consolidated financial statements with the perspectives of management. The MD&A presents in narrative form information regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results. This will allow our shareholders to obtain a comprehensive understanding of our businesses, strategies, current trends and future prospects. Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in our 2008 Form 10-K.

MANAGEMENT OVERVIEW

We are continuing an evaluation of our organizational and business structures. As previously discussed, we are taking into consideration various internal and external developments over the past year, as well as evaluating the nature of the financial data being reviewed by senior corporate management. This undertaking is resulting in various changes to the volume and level of detail of such information and could result in a change to our segment reporting information during 2009.

OVERVIEW OF BUSINESS

Kaman Corporation is composed of five business segments:
•	Industrial Distribution, the third largest power transmission/motion control industrial distributor in North America.
•	Four reporting segments within the aerospace industry:
o	Specialty Bearings, a manufacturer of high-performance mechanical products used in aviation, marine, hydropower, and other industrial applications;
o	Precision Products, a producer of fuzing devices and memory and measuring systems for a variety of applications;
o	Helicopters, a provider of upgrades and support for its existing fleet as well as a subcontractor for other aerospace manufacturers; and
o	Aerostructures, a subcontract supplier for commercial and military aircraft.

The following is a summary of key events that occurred during the first quarter of 2009:
•	Our net sales increased 2.9% for the three months ended April 3, 2009 compared to the first quarter of the prior year.
•	Our net earnings decreased 39.4% for the three months ended April 3, 2009 compared to the first quarter of the prior year.
•	Diluted earnings per share declined to $0.21 for the three months ended April 3, 2009, a decrease of 40% compared to the first quarter of the prior year.
•
On February 12, 2009, we completed the transfer from the Commonwealth of Australia to the company of title to the 11 Australian SH-2G(A) Super Seasprite helicopters, including related inventory and equipment.

•
Phillip A. Goodrich was appointed Vice President of Business Development on March 4, 2009. He has responsibility for strategy development, mergers and acquisitions, new market development activities for our existing products and services, and leading our new goal deployment initiative.

CONSOLIDATED RESULTS OF OPERATIONS

Net Sales
	For the three months ended
	April 3,	March 28,
	2009	2008
	(in thousands)
Net sales	$294,035	$285,781
$ change	8,254	19,251
% change	2.9%	7.2%

The increase in net sales for the first quarter of 2009 as compared to the same period in 2008 was attributable to the contribution of approximately $26.5 million in sales from the Industrial Distribution and Aerostructures acquisitions completed in 2008 and organic sales growth in our Aerostructures and Helicopters segments. These increases were partially offset by sales declines in the other Aerospace segments and Industrial Distribution. The organic sales growth in the Aerostructures and Helicopters segments was the result of increased shipments for the Sikorsky BLACK HAWK helicopter programs. In the Industrial Distribution segment, sales decreased primarily due to the significant continuing decline in sales to original equipment manufacturers (“OEM”) and reduced capital spending by Maintenance, Repair and Operations (“MRO”) customers, offset by the contribution of $14.1 million in sales from the acquisition of Industrial Supply Corp. and Industrial Rubber and Mechanics Inc.

Gross Profit

	For the three months ended
	April 3,	March 28,
	2009	2008
	(in thousands)
Gross profit	$77,695	$76,591
$ change	1,104	1,430
% change	1.4%	1.9%
% of net sales	26.4%	26.8%

Gross profit increased for the first quarter of 2009 compared to the same period in 2008 primarily due to an increase in gross profit at our Aerostructures and Helicopters segments, offset by decreases in gross profit at our Industrial Distribution, Precision Products and Specialty Bearings segments. The decrease in gross profit at Industrial Distribution and Specialty Bearings was primarily a result of sales volume, while Precision Products was impacted by the absence of higher margin non-recurring sales recorded in the first quarter of 2008.

Selling, General & Administrative Expenses (S,G&A)

	For the three months ended
	April 3,	March 28,
	2009	2008
	(in thousands)
S,G&A	$68,385	$62,698
$ change	5,687	3,503
% change	9.1%	5.9%
% of net sales	23.3%	21.9%

The increase in S,G&A for the first quarter of 2009 as compared to the same period in 2008 is primarily due to the three acquisitions made during 2008 and an increase in pension expense, offset by a decrease in Corporate expense. The decrease in Corporate expenses was driven by a reduction in Supplemental Employees’ Retirement Plan (“SERP”) expense as well as a reduction in expense related to other incentive compensation plans. These reductions were offset by an increase in expenses for our pension plan and stock appreciation rights.  The decrease in SERP expense was caused by the absence of the settlement expense recorded in the first quarter of 2008 related to the retirement of our former CEO, while the decrease in other incentive compensation expense was driven by the lower sales volume.

Operating Income

	For the three months ended
	April 3,	March 28,
	2009	2008
	(in thousands)
Operating income	$9,403	$13,783
$ change	(4,380)	(2,141)
% change	-31.8%	-13.4%
% of net sales	3.2%	4.8%

The decrease in operating income in the first quarter of 2009 compared to the same period in 2008 was primarily driven by a decrease in operating income at our Industrial Distribution segment offset slightly by an increase in the operating income of our combined Aerospace segments.  The decrease in operating income at our Industrial Distribution segment was due to a decrease in organic sales volume and the resulting impact on its ability to leverage its operating costs, as discussed further in the segment sections below. The increase in operating income at our combined aerospace segments was driven by the increase in operating income at our Aerostructures segment, discussed further below.

Interest Expense, Net

	For the three months ended
	April 3,	March 28,
	2009	2008
	(in thousands)
Interest expense (income), net	$1,104	$(1)

Net interest expense generally consists of interest charged on the revolving credit facility and other borrowings offset by interest income. The increase in net interest expense was primarily due to higher total average bank borrowing and lower interest income for the first quarter of 2009 compared to the same period in 2008. The higher average bank borrowings in the first quarter of 2009 was the result of increased borrowings under the revolving credit agreement and term loan agreement to fund the three acquisitions completed in 2008.

Effective Income Tax Rate

	For the three months ended
	April 3,	March 28,
	2009	2008

Effective income tax rate	33.6%	35.0%

The effective tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the year. We anticipate the annualized effective tax rate in 2009 to be approximately 35%.

Other Matters

The Connecticut Department of Environmental Protection (“CTDEP”) has given us conditional approval for reclassification of groundwater in the vicinity of the Moosup, CT facility consistent with the character of the area. This facility is currently being held for disposal. We have substantially completed the process of connecting neighboring properties to public drinking water in accordance with such approval and in coordination with the CTDEP and local authorities. We anticipate the water connection project will be completed in 2009.  Site characterization of the environmental condition of the property began in 2008 and is expected to continue during 2009.

In connection with the sale of the Music segment in 2007, we assumed responsibility for meeting certain requirements of the Connecticut Transfer Act (the “Transfer Act”) that applied to our transfer of the New Hartford, Connecticut, facility leased by that segment for guitar manufacturing purposes ("Ovation"). Under the Transfer Act, those responsibilities essentially consist of assessing the site's environmental conditions and remediating environmental impairments, if any, caused by Ovation's operations prior to the sale. The site is a multi-tenant industrial park, in which Ovation and other unrelated entities lease space. The environmental assessment process began in 2008 and will continue during 2009. The estimate of our portion of the cost to assess the environmental conditions and remediate this site is $2.2 million, unchanged from previously reported estimates.

In August 2008, we completed the purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation (of which the Helicopters segment forms a part) had leased from NAVAIR for many years. In connection with the purchase, we have assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and we continue the effort to define the scope of the remediation that will be required by the CTDEP. The assumed environmental liability of $10.3 million was recorded by taking the undiscounted remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete.

We have accrued £1.6 million, or $2.3 million as of April 3, 2009, for environmental compliance at our recently acquired Brookhouse facilities. We are continuing our assessment of the work that may be required. Upon completion of this assessment, or as additional information becomes available, we will review and, if necessary, adjust this accrual.

In December 2008, a workplace accident occurred at Brookhouse in which one employee died and another was seriously injured. In accordance with U.K. law, the matter is the subject of an ongoing investigation, being carried out jointly by Lancashire Police and the Health and Safety Executive (“HSE”) in order to determine whether criminal charges are appropriate in this case.  This investigation has not been concluded. Following the conclusion of the investigation, it is expected that there will also be proceedings before the HSE under U.K. Health and Safety legislation. We currently estimate that the total potential financial exposure of the two Brookhouse subsidiaries involved in the matter with respect to government proceedings is not likely to be material to our financial statements.

SEGMENT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Industrial Distribution Segment

The Market

Because of our diverse customer base, our performance tends to track the U.S. Industrial Production Index. We are therefore affected, to a large extent, by the overall business climate for our customer industries and their plant capacity utilization levels, and the effect of pricing spikes and/or supply interruptions for basic commodities such as steel and oil. The strength of certain markets varied considerably by industry type during 2008, and this continued to be the case during the first quarter of 2009. While certain markets and products, such as paper manufacturing and food and beverage processing, have been less impacted, other industries have experienced significant declines, including metal and machinery manufacturing, and metals mining. Our business continues to be adversely impacted by the downturn in these industries; however, we are taking action to mitigate these negative trends through measured and appropriate cost cutting activities, continued focus on our acquisition strategy and initiatives aimed at improving both our gross and operating margins.

Our Strategy

The primary strategy for the Industrial Distribution segment is to:

1.	Expand our geographic footprint in major industrial markets to enhance our position in the competition for regional and national accounts.

In order to increase our geographic footprint, we continue to explore potential acquisition candidates that are consistent with our strategic objectives. By so doing, we will more clearly establish our business as one that can provide comprehensive services to our customers who are continually looking to streamline their procurement operations and consolidate supplier relationships. During 2008 we acquired ISC and INRUMEC, which allowed us to compete in new markets and offer new products to our current customers.  They also increased our size and therefore our ability to take advantage of strategic buying and incentives.

2.	Broaden our product offerings to gain additional business from existing customers and new opportunities from a wider slice of the market.

In recent years, we have worked to increase market share in several less cyclical markets including the coal mining, energy and food and beverage industries. We are also expanding our presence in the power generation and utilities markets, two other less cyclical industries. We have been successful in this endeavor, as evidenced by our national account wins, and continue to target these industries. We also continued to build our government business group to service our 5-year contract with the General Services Administration Center for Facilities Maintenance and Hardware (“GSA”) which allows us to supply government agencies with MRO products from our major product categories.

Results of Operations

	For the three months ended
	April 3,	March 28,
	2009	2008
	(in thousands)
Net Sales	$176,906	$182,165
$ change	(5,259)	8,751
% change	-2.9%	5.0%

Operating Income	$2,779	$9,073
$ change	(6,294)	379
% change	-69.4%	4.4%
% of net sales	1.6%	5.0%

The decrease in net sales for the first quarter of 2009 as compared to the same period in 2008 was due to a 14.7% decline in organic sales when measured on a same day sales basis, or 10.6% when compared quarter over quarter. The decrease in organic sales was due to a significant decrease in sales to OEMs and reduced capital spending by MRO customers. These decreases were partially offset by the contribution of $14.1 million in sales from our two acquisitions which we completed in the second and fourth quarters of 2008.  By industry there were significant declines in sales in the non-metallic mineral products, metal mining, machinery and fabricated metals industries which were partially offset by increases in the food and beverage and paper industries.

Operating income decreased for the first quarter of 2009 as compared to the same period in 2008 primarily due to the decrease in organic sales volume and the resulting impact on our ability to leverage our operating costs. Additionally, operating income was impacted by increases in pension plan expense, employee separation costs and insurance costs, as well as a decrease in vendor incentives. Management has taken steps to reduce operating costs including closure of the U.S. pension plan generally to new employees of the Industrial Distribution segment, effective June 1, 2009. Additionally, management is consolidating branches and closing underperforming branches, leading to a reduction in headcount. Although this will lead to increased costs in the near-term, management believes that the long-term reduction in operating costs will assist the Industrial Distribution segment to work through this economic downturn and emerge as an even more profitable business.

Combined Aerospace Segment Results

The following table presents selected financial data for our combined Aerospace segments:

	For the three months ended
	April 3,	March 28,
	2009	2008
	(in thousands)
Net sales:
Specialty Bearings	$35,767	$36,079
Precision Products	20,686	24,130
Helicopters	16,364	14,614
Aerostructures	44,312	28,793
Total Aerospace segments	$117,129	$103,616
$ change	$13,513	$10,500
% change	13.0%	11.3%

Operating (loss) income:
Specialty Bearings	$11,912	$12,968
Precision Products	253	1,805
Helicopters	1,672	858
Aerostructures	1,460	(1,015)
Total Aerospace segments	$15,297	$14,616
$ change	$681	$(1,999)
% change	4.7%	-12.0%

Overview

The results of the combined Aerospace segments were mixed for the three months ended April 3, 2009 compared to the first quarter of 2008. The Helicopters and Aerostructures segments saw increases in both sales and operating profit. The results for the Precision Products segment was impacted by the absence of non-recurring sales recorded during the first quarter of 2008; however, this was partially offset by higher shipments of the JPF fuze to the United States Government (“USG”) and foreign militaries during the first quarter of 2009. The decrease in sales for Specialty Bearings was driven by an unfavorable Euro exchange rate, which had an impact of approximately $0.6 million or 1.8%. Removing the impact of the unfavorable Euro exchange rate, sales for Specialty Bearings remained relatively flat in the first quarter of 2009 when compared to the same period in the prior year.

The Market

We believe the military aerospace markets will remain stable during 2009; however, as a result of the downturn in the global economy, we do not expect the commercial aerospace market to perform at its 2008 levels. We believe the effect of the downturn in the commercial aerospace market will be mitigated by our existing military work.

Our Strategy

Kaman’s strategies for the combined Aerospace segments are:

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

•	Aerostructures: Expand our global market position as a supplier of complex, composite and metallic structures and integrated subsystems for military and commercial aircraft.

Results of Operations

Specialty Bearings Segment

	For the three months ended
	April 3,	March 28,
	2009	2008
	(in thousands)
Net sales	$35,767	$36,079
$ change	(312)	4,100
% change	-0.9%	12.8%

Operating income	$11,912	$12,968
$ change	(1,056)	2,409
% change	-8.1%	22.8%
% of net sales	33.3%	35.9%

Backlog	$83,094	$96,368

Net sales decreased for the first quarter of 2009 compared to the same period in 2008, primarily due to the unfavorable Euro exchange rate which impacted sales approximately $0.6 million or 1.8%. Without the impact of the unfavorable Euro exchange rate, sales remained relatively flat in the first quarter of 2009 when compared to the same period in the prior year.  Improvements in sales of products for military applications were offset by declines in the commercial product lines. These declines were primarily driven by a delay in the manufacturing of certain commercial jet liner platforms.

Operating income for the first quarter of 2009 as compared to the same period in 2008 decreased primarily due to the relatively flat sales, lower operating margin on those sales, and an increase in selling, general and administrative expense related to bid and proposal activities. The lower operating margin was driven by increases in the unit cost of products sold during the first quarter of 2009 resulting from the lower production volume during the fourth quarter of 2008. The decrease in the backlog was due to the impact of the current financial crisis on the commercial aerospace market, primarily in regional jets and helicopters, a softening of demand for aftermarket products and the ongoing efforts of customers to right size their inventory levels.

Precision Products Segment

	For the three months ended
	April 3,	March 28,
	2009	2008
	(in thousands)
Net sales	$20,686	$24,130
$ change	(3,444)	5,630
% change	-14.3%	30.4%

Operating income	$253	$1,805
$ change	(1,552)	(725)
% change	-86.0%	-28.7%
% of net sales	1.2%	7.5%

Backlog	$143,841	$166,547

The decrease in net sales for the first quarter of 2009 as compared to the same period in 2008 was primarily due to a decrease in shipments on our legacy fuze programs as well as the absence of $4.1 million in non-recurring sales recorded in the first quarter of 2008. This decrease was partially offset by increased shipments of the JPF fuze to the USG and foreign militaries.

The decrease in operating income in the first quarter of 2009 as compared to the same period in 2008 was primarily due to the absence of the higher margin non-recurring sales recorded during the first quarter of 2008, partially offset by higher foreign military sales of the JPF fuze. The decrease in the backlog was a result of increased production levels on the JPF program since the first quarter of 2008. Management anticipates an increase in backlog in the second quarter of 2009, with the awarding of Option 6 of the JPF program.

Helicopters Segment

	For the three months ended
	April 3,	March 28,
	2009	2008
	(in thousands)
Net sales	$16,364	$14,614
$ change	1,750	(2,844)
% change	12.0%	-16.3%

Operating income	$1,672	$858
$ change	814	1,883
% change	94.9%	183.7%
% of net sales	10.2%	5.9%

Backlog	$47,306	$105,656

The increase in net sales for the first quarter of 2009 as compared to the same period in 2008 was primarily due to upgrade work on the Egyptian helicopter fleet, increases in SH-2 spare part sales volume to New Zealand and subcontract work related to the Sikorsky BLACK HAWK helicopter program. These increases were partially offset by the absence in 2009 of Australian SH-2G(A) Super Seasprite program sales of $4.0 million due to the termination of the production and service contracts during 2008.

Operating income increased for the first quarter of 2009 as compared to the same period in 2008 primarily due to sales related to the Egyptian upgrade program, spare part sales volume to New Zealand and subcontract work, offset by the loss of margins generated by the Australian program support center sales recorded in 2008. The decrease in the backlog was a result of the termination of the SH-2G(A) Super Seasprite program with the Commonwealth of Australia. See “Other Matters – Revenue Sharing Agreement with the Commonwealth of Australia” for further discussion of the termination of these programs.

Aerostructures Segment

	For the three months ended
	April 3,	March 28,
	2009	2008
	(in thousands)
Net sales	$44,312	$28,793
$ change	15,519	3,614
% change	53.9%	14.4%

Operating income	$1,460	$(1,015)
$ change	2,475	(5,566)
% change	243.8%	-122.3%
% of net sales	3.3%	-3.5%

Backlog	$238,932	$139,371

The growth in net sales for the first quarter of 2009 compared to the same period in 2008 was primarily attributable to $12.4 million of sales by Brookhouse Holding Ltd. (“Brookhouse”), which was acquired in June 2008. The remainder of the sales growth was due to higher production levels for the Sikorsky BLACK HAWK helicopter cockpit program and a slight increase in sales volume at the Aerostructures Wichita facility related to the work performed on its military programs. During the first quarter of 2009, the segment delivered 36 cockpits under the BLACK HAWK helicopter program, compared to 27 cockpits delivered in the first quarter of 2008.

The increase in operating income for the first quarter of 2009 as compared to the same period in 2008 was primarily due to the absence of costs recorded by our Aerostructures Wichita facility during the first quarter of 2008. These charges related to tooling and other charges recorded by the facility in support of the Sikorsky MH-92 program and certain other programs.  The increase in the backlog was a result of increased orders on the Sikorsky BLACK HAWK helicopter and Boeing C-17 programs, as well as the addition of backlog related to work performed at Brookhouse.

Major Programs for the Combined Aerospace Segments

Sikorsky

The Sikorsky BLACK HAWK helicopter cockpit program includes the manufacture of the cockpit including the installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines, and the composite structure that holds the windscreen for cockpits on most models of the BLACK HAWK helicopter. In June 2008, Sikorsky placed an order for an additional 238 cockpits bringing total orders placed to date to 549 cockpits. The total potential value of this program is at least $250 million, with deliveries on current orders continuing through 2010. Through April 3, 2009, a total of 319 cockpits have been delivered under this contract.

The Sikorsky Canadian MH-92 helicopter program includes the manufacture and assembly of composite tail rotor pylons.  This program is being performed by our Aerostructures segment with component manufacture being done at its Wichita facility and the final assembly being performed at its Jacksonville facility. Although this program has undergone numerous customer directed design changes causing costs on this program to exceed the proposed price for the contract, management believes these incremental costs are recoverable from the customer. At April 3, 2009, negotiation for this contract had not been finalized.

The Helicopters segment also performs subcontract work for Sikorsky on their BLACK HAWK helicopter, which involves fuselage joining and installation tasks and the production of certain mechanical subassemblies.

Egypt SH-2G(E)

The Helicopters segment continues work under a program for depot level maintenance and upgrades for nine SH-2G(E) helicopters delivered to the Egyptian government during the 1990s. Through April 3, 2009, we are on contract for approximately $51 million of work related to maintenance and upgrades. This program has a potential total contract value of approximately $92 million.

Boeing

In 2008, the Aerostructures segment signed a long-term requirements contract with Boeing for the production of wing control surfaces (inboard and outboard flaps, slats and deceleron assemblies) for the U.S. Air Force’s A-10 fleet, with initial deliveries scheduled to begin in early 2010.  Full rate production is expected to begin in 2011 with an average of approximately 47 ship sets per year through 2015.  This multiyear contract has a potential value in excess of $100 million; however, annual quantities will vary, as they are dependent upon the orders Boeing receives from the U.S. Air Force.

The production of structural wing subassemblies for the Boeing C-17 continues to be important in maintaining a sufficient business base for the Jacksonville facility and will remain so until work under the A-10 program ramps up in 2010. During 2008, we received an order for an additional 30 ship sets, which will extend production under this program through 2010.

Additionally, in late 2007 we signed a seven-year follow-on contract with Boeing for the production of fixed wing trailing edge assemblies for the Boeing 777 and 767 aircraft. During 2009, on average we expect to deliver 7 ship sets per month on the Boeing 777 platform and 1 ship set per month on the Boeing 767. This multiyear contract has a potential value in excess of $100 million; however, annual quantities will vary, as they are dependent upon the orders Boeing receives from its customers.

JPF Program

The JPF program continues to be one of Precision Product’s most important programs and management believes that it has significant potential for growth. The total value of JPF contracts awarded by the USG from inception of the program through April 3, 2009 is $194.4 million. This value primarily consists of Options 1 through 5 under the original contract and various contract modifications, including a two-phase facilitization contract modification and additional foreign military sales facilitated by the USG, as well as a variety of development and engineering contracts, along with special tooling and test equipment. We expect we will continue production under the currently awarded options through 2009 and are currently working with the USG for follow-on orders.

In 2008, we achieved our desired production level of 6,000 fuzes per quarter and were able to ship JPF fuzes to the USG in required lot sizes, and expect to continue this level of production in 2009. This consistent production capability has allowed us to meet our delivery requirements to the USG and increases our opportunity for sales to foreign customers. Our efforts to sell the JPF to foreign allied militaries are important to the ultimate success of this program and will allow us to generate further market penetration, increase sales and improve profitability. In March 2009, Precision Products produced the required number of fuzes for shipment to the USG; however, these fuzes were not delivered prior to the end of the quarter. Delivery was delayed due to a production issue associated with a component included with the fuze upon shipment. Management is currently working through this production issue and expects to ship these fuzes during the second quarter of 2009.

The facilitization program contributed to our increased production and allowed us to improve our quality and efficiency on the JPF program. The facilitization program provided us an opportunity to review production workflow to create greater efficiencies, qualify a second Kaman site for full production and create an enhanced fuze design. During the first quarter of 2009, we passed the final tests necessary to begin production of the fuze under the enhanced design, which is expected to reduce the number of technical issues and allow for a more steady state of production. We are scheduled to begin production of the enhanced design fuzes during the first half of 2009.  We believe the value of these initiatives will be more fully realized in the latter half of 2009 and beyond.

Other Matters

Revenue Sharing Agreement with the Commonwealth of Australia

As previously reported, we have agreed to share proceeds from the sale of the former SH-2G (A) aircraft (along with spare parts and associated equipment) with the Commonwealth of Australia on a predetermined basis.   Total payments of at least $39.5 million (AUD) will be made to the Commonwealth regardless of sales, with at least $26.7 million (AUD) to be paid by March 2011, and, to the extent cumulative payments have not yet reached $39.5 million (AUD), additional payments of $6.4 million (AUD) each in March of 2012 and 2013. In late 2008, we entered into forward contracts for the purpose of hedging these required payments. These contracts represent $36.5 million (AUD) of the $39.5 million (AUD) required payments and have been accounted for in accordance with Statement of Financial Accounting Standards No. 133.  See Note 6, Derivative Financial Instruments, in the notes to the condensed consolidated financial statements for further discussion of these instruments and their dedesignation during the first quarter of 2009. In addition, to secure these payments, the Company has provided the Commonwealth with a $39.5 million (AUD) unconditional letter of credit, which will be reduced as such payments are made. At April 3, 2009, the U.S. dollar value of the $39.5 million (AUD) required payments was $28.3 million.

Additionally, sales relative to the service center, which had been a meaningful portion of the Helicopter segment’s net sales in recent years, ended at the conclusion of the support center ramp down period, which occurred during the fourth quarter of 2008.

With the successful transfer of the helicopters and related equipment to the company, segment management has attended trade events, obtained marketing licenses required by the USG and begun discussions with many potential foreign government buyers of the helicopters.

Warranty and Contract-Related Matters

There continue to be two warranty-related matters that impact the Precision Products segment’s FMU-143 program. The items involved are an impact switch, embedded in certain bomb fuzes, that was recalled by a supplier and an incorrect part, called a bellows motor, found to be contained in bomb fuzes manufactured for the U.S. Army utilizing systems which originated before the FMU-143 program was acquired by Kaman. The U.S. Army Sustainment Command (USASC), the procurement agency that administers the FMU-143 contract, had authorized warranty rework for the bellows motor matter in late 2004/early 2005; however, we were not permitted to finish the rework due to issues raised by the USASC primarily related to administrative matters and requests for verification of the accuracy of test equipment (which accuracy was subsequently verified).

In late 2006, the USASC informed us that it was changing its remedy under the contract from performance of warranty rework to an "equitable adjustment" of $6.9 million to the contract price. We responded, explaining our view that we had complied with contract requirements. In June 2007, the USASC affirmed its position but rescinded its $6.9 million demand (stating that its full costs had not yet been determined) and gave instructions for disposition of the subject fuzes, including both the impact switch and bellows motor related items, to a Navy facility and we complied with that direction. By letter dated April 24, 2009, the United States Government has notified us that it is contemplating litigation against us, alleging liability associated with this matter and including specific claims of about $6 million (treble damages) in connection with allegedly "false claims" by us for payment for fuzes containing the incorrect part and $3 million in connection with rework.  We believe that the allegations are unfounded and will vigorously defend ourselves should a suit be filed.

As reported previously, a separate contract dispute between the Precision Products segment and the USASC relative to the FMU-143 fuze program is now in litigation. USASC has basically alleged the existence of latent defects in certain fuzes due to unauthorized rework during production and has sought to revoke their acceptance. Management believes that the Aerospace segment has performed in accordance with the contract and it is the government that has materially breached its terms; as a result, during the fourth quarter of 2007, we cancelled the contract and in January 2008, we commenced litigation before the Armed Services Board of Contract Appeals (the "Board") requesting a declaratory judgment that our cancellation was proper. At about the same time, the USASC notified us that it was terminating the contract for default, making the allegations noted above, and we filed a second complaint with the Board appealing that termination decision.  The litigation process continues.

LIQUIDITY AND CAPITAL RESOURCES

Discussion and Analysis of Cash Flows

We assess the company's liquidity in terms of our ability to generate cash to fund working capital and investing and financing activities. Significant factors affecting liquidity include: cash flows generated from or used by operating activities, capital expenditures, investments in our business segments and their programs, acquisitions, divestitures, dividends, adequacy of available bank lines of credit, and factors that might otherwise affect the company's business and operations generally, as described under the heading “Forward-Looking Statements” in this Form 10-Q.

We continue to rely upon bank financing as an important source of support for our business activities including several recent acquisitions. We believe this, when combined with cash generated from operating activities, will be sufficient to support our anticipated liquidity requirements for the foreseeable future. We anticipate a variety of items will have an impact on our liquidity during the next 12 months, aside from our normal working capital requirements. These may include the resolution of any of the matters described in MD&A, including the FMU-143 contract litigation, the guaranteed payments to the Commonwealth of Australia, the cost of environmental remediation associated with the purchase of the NAVAIR property, the operational issues at the Aerostructures Wichita facility, the Brookhouse workplace accident, future SERP payments and required pension contributions. However, we do not believe any of these matters will lead to a shortage of capital resources or liquidity that would prevent us from continuing with our business operations as expected.

We are in the process of determining, through negotiations with the Internal Revenue Service, the appropriate tax treatment related to the termination of the Australian SH-2G(A) helicopter contract and the reacquisition of the aircraft and related equipment.  It is possible we could incur a 2009 tax liability of approximately $15 million for the recapture of previously deducted tax losses.  If that is the case, a commensurate increase in tax basis of the aircraft and equipment could be used to reduce taxes payable on future sales.

We are watchful of the developments in the credit markets and continuously assess the impact that current economic conditions may have on the company.  Although we had success in executing a Term Loan Credit Agreement last year, the current market may adversely affect the securing of additional financing, if any, that might be necessary to continue with our growth strategy and finance working capital requirements.  Additionally, with the significant downturn in the current financial markets, the market value of our pension plan assets has significantly decreased, resulting in higher pension plan contributions and a significant increase in pension expense in 2009. If these trends continue through 2009, we may experience an increase to our required pension plan contributions in 2010.

A summary of our consolidated cash flows from continuing operations is as follows:

	For the three months ended
	April 3,	March 28,
	2009	2008	09 vs. 08
	(in thousands)
Total cash provided by (used in):
Operating activities	$(3,975)	$(43,340)	$39,365
Investing activities	(2,619)	(3,220)	601
Financing activities	9,640	923	8,717
Increase (decrease) in cash	$3,046	$(45,637)	$48,683

Net cash used in operating activities decreased $39.4 million in the first quarter of 2009 compared to the same period in 2008, primarily due to the following:

•	Decreased SERP payments due to the absence of payments made in the first quarter of 2008 to our former CEO upon his retirement.
•	Decreased payments of taxes, due to the payments made in the first quarter of 2008 related to the sale of our Music segment in the fourth quarter of 2007.
•	Improvements in our inventory procurement and management processes.
•	Decreased cash outflows associated with incentive compensation in the first quarter of 2009 compared to the same period in 2008.

Net cash used in investing activities decreased $0.6 million for the first quarter of 2009 compared to the same period in 2008. The decrease was primarily attributable to a decrease in cash used for the purchase of property, plant and equipment as well as a decrease in the impact of foreign currency exchange rates.

Net cash provided by financing activities increased $8.7 million for the first quarter of 2009 compared to the same period in 2008. This increase was due to an increase in net borrowings under the Revolving Credit Agreement of $12.2 million, offset by a decrease in the cash proceeds from the exercise of employee stock options.

Financing Arrangements

We maintain a $200 million revolving credit facility (Revolving Credit Agreement) expiring August 4, 2010. The facility includes the availability of funding in foreign currencies as well as an “accordion” feature that provides the company the opportunity to request, subject to bank approval, an expansion of up to $50 million in the overall size of the facility. A significant amount of this facility was used to fund the acquisition of Brookhouse in the second quarter of 2008. On October 29, 2008, we executed a Term Loan Credit Agreement (“Term Loan Agreement) with The Bank of Nova Scotia, Bank of America, N.A., Fifth Third Bank, and RBS Citizens, N.A. (collectively the “Banks”).  The Term Loan Agreement, which is in addition to our current Revolving Credit Agreement, is a $50 million facility with a four-year term, including quarterly payments of principal at the rate of 2.5% with 62.5% of the initial aggregate principal payable in the final quarter.  We may increase the term loan, up to an aggregate of $50 million with additional commitments from the Banks or new commitments from acceptable financial institutions.  Additionally, the covenants required are the same as those in place under the Revolving Credit Agreement.  In conjunction with this agreement, the current Revolving Credit Agreement was amended to acknowledge the existence of the Term Loan Credit Agreement and adopt certain provisions of the Term Loan Credit Agreement.

During the first quarter of 2009, we entered into interest rate swap agreements for the purpose of hedging our eight quarterly variable-rate interest payments on the Term Loan Agreement in 2010 and 2011. These interest rate swap agreements are designated as cash flow hedges and are intended to manage interest rate risk associated with our variable-rate borrowings and minimize the negative impact of interest rate fluctuations attributable to the changes in LIBOR rates on our earnings and cash flows.

Total average bank borrowings during the first quarter of 2009 were $103.5 million compared to $13.4 million for 2008. As of April 3, 2009, there was $110.0 million available for borrowing under the Revolving Credit Agreement, net of letters of credit. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Agreement. A total of $33.5 million in letters of credit was outstanding under the Revolving Credit Agreement at April 3, 2009, $26.8 million of which was related to the guaranteed minimum payments to Australia in connection with the ownership transfer of the 11 SH-2G(A) helicopters (along with spare parts and associated equipment).

Facility fees and interest rates under the Revolving Credit Agreement are determined on the basis of the company's credit rating from Standard & Poor's. In April 2009, Standard & Poor's re-affirmed the company’s rating as investment grade BBB- with an outlook of stable. We believe this is a favorable rating for a company of our size. Under the terms of the Revolving Credit Agreement, if this rating should decrease, the effect would be to increase facility fees as well as the interest rates charged. The financial covenants related to the Revolving Credit Agreement and Term Loan Agreement include a requirement that the company have i) EBITDA, at least equal to 300 percent of net interest expense, on the basis of a rolling four quarters and ii) a ratio of consolidated total indebtedness to total capitalization of not more than 55 percent. The agreement also incorporates a financial covenant which provides that if the company's EBITDA to net interest expense ratio is less than 6 to 1, the ratio of i) accounts receivable and inventory for certain Kaman subsidiaries to ii) the company's consolidated total indebtedness cannot be less than 1.6 to 1. We remained in compliance with those financial covenants as of and for the quarter ended April 3, 2009.

Other Sources/Uses of Capital

For the 2009 plan year, we contributed $10.9 million to the qualified pension plan in April 2009 and do not expect to make any further contributions for this plan year. For the 2009 plan year, we expect to make payments of $5.7 million for the SERP of which, payments of $0.2 million were made in the first quarter of 2009. For the 2008 plan year, we made cash contributions of approximately $7.0 million to our tax-qualified defined benefit pension plan. Additionally during 2008, we paid approximately $18.0 million in SERP payments, a large portion of which were made in February and August 2008 to our former Chief Executive Officer for his final lump sum SERP payment and in November to our former Chief Financial Officer.

In November 2000, the company's board of directors approved a replenishment of the Company's stock repurchase program, providing for repurchase of an aggregate of 1.4 million common shares for use in administration of the Company's stock plans and for general corporate purposes. There were no shares repurchased during the first quarter of 2008 or 2009 under this program. At April 3, 2009, approximately 1.1 million shares were authorized for purchase under this program.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

The following table summarizes the material changes to our contractual obligations table included in our Form 10-K for the year ended December 31, 2008:
	Payments due by period (in millions)
Contractual Obligations	Total	Within 1 year	1-3 years	3-5 years	More than 5 years
Payments to the Commonwealth of Australia (A)	$28.3	$-	$23.7	$4.6	$-

(A)
On February 12, 2009, we completed the transfer of title to the 11 SH-2G(A) Super Seasprite helicopters (along with spare parts and associated equipment) from the Commonwealth of Australia. In connection with sharing sale proceeds, as determined in the settlement agreement entered into in the first quarter of 2008, we have agreed that total payments of at least $39.5 million (AUD) will be made to the Commonwealth regardless of sales, with at least $26.7 million (AUD) to be paid by March 2011, and, to the extent cumulative payments have not yet reached $39.5 million (AUD), additional payments of $6.4 million (AUD) each in March of 2012 and 2013. As of April 3, 2009, the U.S. Dollar value of this liability was $28.3 million.

There have been no other material changes outside the ordinary course of business in our contractual obligations during the first quarter of 2009. Please see our Form 10-K for the year ended December 31, 2008, for a discussion of our contractual obligations.

Off-Balance Sheet Arrangements

There has been no material change in the company's off-balance sheet arrangements during the first quarter of 2009. Please see the company's Form 10-K for the year ended December 31, 2008, for a discussion of such arrangements.

RECENT ACCOUNTING STANDARDS

A summary of recent accounting standards is included in Note 2, Recent Accounting Standards, of the Notes to Condensed Consolidated Financial Statements, which is included in Item 1, Financial Statements, of this Form 10-Q.

CRITICAL ACCOUNTING ESTIMATES

Preparation of the company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements in the company’s Form 10-K for the year ended December 31, 2008, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the company's critical accounting policies and significant estimates in 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the company’s exposure to market risk during the first quarter of 2009. Please see the company’s Form 10-K for the year ended December 31, 2008, for a discussion of the company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 3, 2009. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of April 3, 2009, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There were no other changes in internal controls over financial reporting at the company that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Kaman Corporation and Subsidiaries
Part II – Other Information

Item 1A. Risk Factors

There has been no significant change in the company’s risk factors during the first quarter of 2009. Please see the company’s Form 10-K for the year ended December 31, 2008 for a discussion of the company’s risk factors.

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking information relating to the company's business and prospects, including the Aerospace and Industrial Distribution businesses, operating cash flow, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of competitions for government programs and thereafter contract negotiations with government authorities, both foreign and domestic; 2) political conditions in countries where the company does or intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) domestic and foreign economic and competitive conditions in markets served by the company, particularly the defense, commercial aviation and industrial production markets; 5) risks associated with successful implementation and ramp up of significant new programs; 6) management's success in resolving operational issues at the Aerostructures Wichita facility; 7) successful negotiation of the Sikorsky Canadian MH-92  program; 8) successful resale of the aircraft, equipment and spare parts obtained in connection with the Australia  SH-2G (A) program termination;  9) receipt and successful execution of production orders for the JPF U.S. government contract, including the exercise of all contract options, successful negotiation of price increases with the U.S. government, and receipt of orders from allied militaries, as all have been assumed in connection with goodwill impairment evaluations; 10) satisfactory resolution of the company’s litigation with the U.S. Army procurement agency relating to the FMU-143 program; 11) continued support of the existing K-MAX helicopter fleet, including sale of existing K-MAX spare parts inventory; 12) cost growth in connection with environmental remediation activities at the Bloomfield, Moosup and New Hartford, CT facilities and our U.K. facilities; 13) profitable integration of acquired businesses into the company's operations; 14) changes in supplier sales or vendor incentive policies; 15) the effects of price increases or decreases; 16) pension plan assumptions and future contributions; 17) future levels of indebtedness and capital expenditures; 18) continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs therefor; 19) the effects of currency exchange rates and foreign competition on future operations; 20) changes in laws and regulations, taxes, interest rates, inflation rates, general business conditions and other factors;  21) future repurchases and/or issuances of common stock; and 22) other risks and uncertainties set forth in the company's annual, quarterly and current reports, and proxy statements. Any forward-looking information provided in this report should be considered with these factors in mind. The company assumes no obligation to update any forward-looking statements contained in this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities

The following table provides information about purchases of Common Stock by the company during the three months ended April 3, 2009:
Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (b)	Maximum Number of Shares That May Yet Be Purchased Under the Plan

January 1, 2009 - January 30, 2009	802	$19.63	-	1,130,389
January 31, 2009 - February 27, 2009	5,767	16.35	-	1,130,389
February 28, 2009 - April 3, 2009	-	-	-	1,130,389
Total	6,569		-

(a)
These shares represent shares repurchased in connection with employee tax withholding obligations as permitted by the 2003 Stock Incentive Plan, a 16b-3 qualified plan. These are not purchases under our publicly announced program.

(b)
In November 2000, our board of directors approved a replenishment of the company's stock repurchase program providing for repurchase of an aggregate of 1.4 million shares of Common Stock for use in the administration of our stock plans and for general corporate purposes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the company's shareholders was held at the company's Bloomfield headquarters on April 15, 2009.  Following is a brief description of each matter voted upon at the meeting:

1.           Election of Directors

The Board of Directors has authorized nine directors divided into three classes. At this meeting, three individuals were elected Class 1 directors, each to serve for a term of three years and until his or her successor has been elected and qualified.   Opposite each person's name is the number of shares voted in favor and the number of votes withheld.  There were no broker non-votes.

Name	In Favor	Vote Withheld
Class 1 Directors
E. Reeves Callaway III	22,902,575	558,015
Karen M. Garrison	23,248,877	211,713
A. William Higgins	23,387,045	73,545

The Class 2 and Class 3 Directors whose terms of office as directors continued after the meeting are Brian E. Barents, Edwin A. Huston, Neal J. Keating, Eileen S. Kraus, Thomas W. Rabaut, and Richard J. Swift.

2.           Ratification of KPMG LLP Appointment

A proposal to ratify the appointment of KPMG LLP as the company's auditors during the ensuing year was adopted by shareholders who voted 22,691,980 shares in favor, 745,021 against, with 23,589 abstentions and no broker non-votes.

Item 6. Exhibits

Exhibit 10g (xx)	Executive Employment Agreement dated July 7, 2008 between Kaman Aerospace Group, Inc. and Gregory L. Steiner, as amended and restated November 11, 2008.
Exhibit 10g (xxi)	Change in Control Agreement dated July 7, 2008 between Kaman Aerospace Group, Inc. and Gregory L. Steiner, as amended and restated November 11, 2008
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Kaman Corporation and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAMAN CORPORATION
Registrant

Date: May 11, 2009	By: /s/ Neal J. Keating
Neal J. Keating
Chairman, President and
Chief Executive Officer
(Duly Authorized Officer)

Date: May 11, 2009	By: /s/ William C. Denninger
William C. Denninger
Senior Vice President and
Chief Financial Officer

KAMAN CORPORATION

INDEX TO EXHIBITS

Exhibit 10g (xx)	Executive Employment Agreement dated July 7, 2008 between Kaman Aerospace Group, Inc. and Gregory L. Steiner, as amended and restated November 11, 2008.	attached
Exhibit 10g (xxi)	Change in Control Agreement dated July 7, 2008 between Kaman Aerospace Group, Inc. and Gregory L. Steiner, as amended and restated November 11, 2008	attached
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934	attached
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934	attached
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	attached
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	attached