Form 10-Q
period 2009-07-03
KAMAN CORP
filed 2009-08-06
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2009

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
Yes           ☐           No           ☒

At July 31, 2009, there were 25,667,243 shares of Common Stock outstanding.

PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts) (Unaudited)

	July 3,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$12,419	$8,161
Accounts receivable, net	137,228	173,847
Inventories	291,261	255,817
Deferred income taxes	21,993	23,851
Income taxes receivable	-	3,450
Other current assets	20,068	21,390
Total current assets	482,969	486,516
Property, plant and equipment, net	80,146	79,476
Goodwill	88,482	83,594
Other intangibles assets, net	30,089	28,211
Deferred income taxes	72,483	71,926
Other assets	16,383	12,890
Total assets	$770,552	$762,613

Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable	$1,618	$1,241
Current portion of long-term debt	5,000	5,000
Accounts payable – trade	70,827	84,059
Accrued salaries and wages	18,153	21,104
Accrued pension costs	1,095	5,878
Accrued contract losses	3,397	9,714
Advances on contracts	1,397	10,612
Other accruals and payables	39,532	39,467
Income taxes payable	3,247	1,464
Total current liabilities	144,266	178,539
Long-term debt, excluding current portion	84,000	87,924
Deferred income taxes	8,738	7,926
Liability for pension benefits	161,882	168,148
Due to Commonwealth of Australia	31,188	-
Other long-term liabilities	45,999	45,805
Commitments and contingencies
Shareholders' equity:
Capital stock, $1 par value per share:
Preferred stock, 200,000 shares authorized; none outstanding	-	-
Common stock, 50,000,000 shares authorized, 25,706,324 and
25,514,525 shares issued, respectively	25,706	25,515
Additional paid-in capital	87,531	85,073
Retained earnings	291,383	283,789
Accumulated other comprehensive income (loss)	(109,608)	(119,658)
Less 48,182 and 43,907 shares of common stock,
respectively, held in treasury, at cost	(533)	(448)
Total shareholders’ equity	294,479	274,271
Total liabilities and shareholders’ equity	$770,552	$762,613
See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008

Net sales	$293,223	$316,285	$587,258	$602,066
Cost of sales	214,752	230,013	431,092	439,203
Gross profit	78,471	86,272	156,166	162,863

Selling, general and administrative expenses	62,251	63,774	130,636	126,472
Goodwill impairment	-	7,810	-	7,810
Net (gain)/loss on sale of assets	53	97	(40)	207
Operating income from continuing operations	16,167	14,591	25,570	28,374
Interest expense, net	866	463	1,969	462
Other expense, net	1,081	321	1,284	462

Earnings from continuing operations
before income taxes	14,220	13,807	22,317	27,450
Income tax expense	4,826	7,717	7,547	12,492
Net earnings from continuing operations	9,394	6,090	14,770	14,958

Gain on disposal of discontinued operations	-	506	-	506
Income tax expense	-	183	-	183
Net earnings from disposal of discontinued operations	-	323	-	323

Net earnings	$9,394	$6,413	$14,770	$15,281

Net earnings per share:
Basic earnings per share
from continuing operations	$0.37	$0.24	$0.58	$0.59
Basic earnings per share
from disposal of discontinued operations	-	0.01	-	0.01
Basic earnings per share	$0.37	$0.25	$0.58	$0.60

Diluted earnings per share
from continuing operations	$0.37	$0.24	$0.58	$0.59
Diluted earnings per share
from disposal of discontinued operations	-	0.01	-	0.01
Diluted earnings per share	$0.37	$0.25	$0.58	$0.60

Average shares outstanding:
Basic	25,638	25,354	25,586	25,280
Diluted	25,721	25,497	25,659	25,444

Dividends declared per share	$0.14	$0.14	$0.28	$0.28

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Six Months Ended
	July 3,	June 27,
	2009	2008
Cash flows from operating activities:
Net earnings from continuing operations	$14,770	$14,958
Adjustments to reconcile net earnings from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	7,692	5,435
Provision for doubtful accounts	172	(213)
Net (gain) loss on sale of assets	(40)	207
Loss on derivative instruments	862	-
Goodwill impairment	-	7,810
Share-based compensation expense	1,727	1,111
Excess tax benefits from share-based compensation arrangements	71	(205)
Deferred income taxes	1,357	3,517
Changes in assets and liabilities, excluding effects of acquisitions/divestures:
Accounts receivable, net	(2,780)	(36,991)
Inventories	18,989	(15,929)
Income tax receivable	3,450	(3,603)
Other current assets	1,603	3,618
Accounts payable - trade	(12,169)	4,547
Accrued contract losses	(251)	1,270
Advances on contracts	(684)	921
Accrued expenses and payables	(3,928)	(9,964)
Income taxes payable	1,571	(11,100)
Pension liabilities	(8,869)	(2,871)
Other long-term liabilities	(654)	(1,557)
Cash provided by (used in) operating activities of continuing operations	22,889	(39,039)
Cash provided by (used in) operating activities of discontinued operations	-	(183)
Cash provided by (used in) operating activities	22,889	(39,222)

Cash flows from investing activities:
Proceeds from sale of assets	31	65
Net proceeds form the sale of discontinued operations	-	447
Expenditures for property, plant & equipment	(5,508)	(6,651)
Acquisition of businesses including earn out adjustment, net of cash	(550)	(100,168)
Other, net	(1,237)	(2,782)
Cash provided by (used in) investing activities of continuing operations	(7,264)	(109,089)
Cash provided by (used in) investing activities of discontinued operations	-	-
Cash provided by (used in) investing activities	(7,264)	(109,089)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit agreements	(1,117)	84,458
Debt repayment	(2,500)	-
Net change in book overdraft	(1,989)	7,293
Proceeds from employee stock plan transactions	899	2,519
Dividends paid	(7,350)	(7,064)
Windfall tax benefit	(71)	205
Other	(36)	304
Cash provided by (used in) financing activities of continuing operations	(12,164)	87,715
Cash provided by (used in) financing activities of discontinued operations	-	-
Cash provided by (used in) financing activities	(12,164)	87,715

Net increase (decrease) in cash and cash equivalents	3,461	(60,596)
Effect of exchange rate changes on cash and cash equivalents	797	268
Cash and cash equivalents at beginning of period	8,161	73,898
Cash and cash equivalents at end of period	$12,419	$13,570
See accompanying notes to the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and six months ended July 3, 2009 and June 27, 2008
(Unaudited)

1. BASIS OF PRESENTATION

The December 31, 2008 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of Kaman Corporation and subsidiaries. In the opinion of management, the balance of the condensed financial information reflects all adjustments necessary for a fair presentation of the company’s financial position, results of operations and cash flows for the interim periods presented.  All such adjustments are of a normal recurring nature, unless otherwise disclosed in this report. Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to current year presentation. The statements should be read in conjunction with the consolidated financial statements and notes included in the company’s Form 10-K for the year ended December 31, 2008. The results of operations for the interim period presented are not necessarily indicative of trends or of results to be expected for the entire year.

During the second quarter of 2009, the Company implemented modifications to its system of reporting, resulting from the changes to its internal organization over the past year, which changed its reportable segments to Industrial Distribution and Aerospace. The Company previously had five reportable business segments, Industrial Distribution and four Aerospace segments. See Note 15, Segment Information, for further discussion of the change in the Company’s segments.

The company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The second quarter for 2009 and 2008 ended on July 3, 2009 and June 27, 2008, respectively.

2. RECENT ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. SFAS No. 168 established the FASB Accounting Standards Codification TM ("Codification") which will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for interim and annual reporting periods ending after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 established principles and requirements for recognition and disclosure of subsequent events. In particular, it sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. This statement is to be applied to the accounting for and disclosure of subsequent events not addressed in other applicable GAAP and is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of SFAS 165 did not have an impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (“FSP 141R-1”). FSP 141R-1 amends the provisions in SFAS No. 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement No. 141R, and instead carries forward most of the provisions of SFAS No. 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FSP 141R-1 could have an impact on the Company’s consolidated financial statements, but the nature and magnitude of its specific effects, if any, will depend upon the nature, term and size of the acquired contingencies.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months and six months ended July 3, 2009, and June 27, 2008
(Unaudited)

3. ADDITIONAL CASH FLOW INFORMATION

Cash payments for interest were $2.1 million and $0.9 million for the six months ended July 3, 2009, and June 27, 2008, respectively. Cash payments for income taxes, net of refunds, for the same periods were $0.5 million and $24.4 million, respectively.

On February 12, 2009, the Company completed the transfer of ownership of the Australian SH-2G(A) Super Seasprite Program inventory and equipment. As a result, the Company recorded a non-cash inventory acquisition of $52.7 million, which represented the elimination of $32.0 million of net unbilled receivables, the elimination of $6.1 million of accrued contract losses, the recognition of the $25.8 million minimum payment liability due to the Commonwealth of Australia and $1.0 million of additional costs required to close out the program. See Note 7, Inventories, for further discussion.

4. ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following (in thousands):

	July 3,	December 31,
	2009	2008

Trade receivables	$69,431	$77,071
U.S. Government contracts:
Billed	32,855	29,088
Costs and accrued profit – not billed	7,087	2,450
Commercial and other government contracts:
Billed	30,233	26,845
Costs and accrued profit – not billed	-	40,565
Less allowance for doubtful accounts	(2,378)	(2,172)
Accounts Receivable, net	$137,228	$173,847

Accounts receivable, net also includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $0.6 million and $1.8 million at July 3, 2009 and December 31, 2008, respectively. The Company records revenue associated with these matters only when recovery can be estimated reliably and realization is probable.

On February 12, 2009, the unbilled receivables associated with the SH-2G(A) program were $40.6 million and the balance of amounts received as advances on this contract were $8.6 million. These balances, totaling a net $32.0 million, were eliminated in connection with the transfer of the Australian program inventory and equipment to the Company. See Note 7, Inventories, for further discussion.

5. FAIR VALUE MEASUREMENTS

Effective January 1, 2009, the Company adopted FASB Staff Position (“FSP”) SFAS No. 157-2 which had delayed the effective date of SFAS No. 157, “Fair Value Measurements”, for non-financial assets and liabilities until January 1, 2009. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months and six months ended July 3, 2009, and June 27, 2008
(Unaudited)

5. FAIR VALUE MEASUREMENTS (Continued)

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (in thousands):

	Total Carrying		Significant other	Significant
	Value at	Quoted prices in	observable	unobservable
	July 3,	active markets	inputs	inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Derivative instruments	$3,925	$-	$3,925	$-
Total Assets	$3,925	$-	$3,925	$-

Derivative instruments	$200	$-	$200	$-
Total Liabilities	$200	$-	$200	$-

The Company’s derivative instruments are limited to foreign exchange contracts and interest rate swaps that are measured at fair value using observable market inputs such as forward rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy and have been included in other current assets, other assets and other long-term liabilities on the Condensed Consolidated Balance Sheet at July 3, 2009. Based on the continued ability to trade and enter into forward contracts and interest rate swaps, we consider the markets for our fair value instruments to be active.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined, that as of July 3, 2009, such credit risks have not had an adverse impact on the fair value of these instruments.

6. DERIVATIVE FINANCIAL INSTRUMENTS

The Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”on January 1, 2009.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.

The Company is exposed to certain risks relating to its ongoing business operations, including market risks relating to fluctuations in foreign currency exchange rates and interest rates.  Derivative financial instruments are recognized on the consolidated balance sheets as either assets or liabilities and are measured at fair value. Changes in the fair values of derivatives are recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative is effective as part of a hedged transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income are subsequently included in earnings in the periods in which earnings are affected by the hedged item. The Company does not use derivative instruments for speculative purposes.

Derivatives Designated as Cash Flow Hedges

The Company’s Term Loan Credit Agreement (“Term Loan”) contains floating rate obligations and is subject to interest rate fluctuations. During the first quarter of 2009, the Company entered into interest rate swap agreements for the purposes of hedging the eight quarterly variable-rate interest payments on its Term Loan due in 2010 and 2011. These interest rate swap agreements are designated as cash flow hedges and are intended to manage interest rate risk associated with the Company’s variable-rate borrowings and minimize the negative impact of interest rate fluctuations on the Company’s earnings and cash flows attributable to changes in LIBOR rates. The Company will include in earnings amounts previously included in accumulated other comprehensive income upon payment of its eight quarterly variable-rate interest payments.

The Company holds forward exchange contracts designed to hedge forecasted transactions denominated in foreign currencies. These contracts are designated as cash flow hedges and are designed to minimize the negative impact of foreign currency fluctuations on the Company’s earnings and cash flows. The Company will include in earnings amounts previously included in accumulated other comprehensive income upon recognition of cost of sales related to the underlying transaction.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months and six months ended July 3, 2009, and June 27, 2008
(Unaudited)

6. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Derivatives Designated as Cash Flow Hedges - continued

The following table shows the fair value of derivative instruments designated as cash flow hedging instruments under SFAS No. 133 (in thousands):

		Fair Value
	Balance Sheet	July 3,	December 31,	Notional
	Location	2009	2008	Amount
Derivative Assets
Foreign exchange contracts	Other current assets	$170	$212	1,399 Euro
Foreign exchange contracts (a)	Other assets	-	779	36,516 Australian Dollars
Interest rate swap contract	Other assets	34	-	$ 40,000
Total		$204	$991

Derivative Liabilities
Interest rate swap contract	Other liabilities	$200	$-	$ 45,000
Total		$200	$-

 (a) Forward exchange contracts dedesignated on February 12, 2009. See information below for fair value after dedesignation.

The following table shows the gain or (loss) recognized in other comprehensive income for derivatives designated as cash flow hedges under SFAS No. 133 (in thousands):

	For the three months ended
	July 3,	June 27,
	2009	2008

Foreign exchange contracts	$68	$-
Foreign exchange contracts (a)	-	-
Interest rate swap contracts	1	-
Total	$69	$-

	For the six months ended
	July 3,	June 27,
	2009	2008

Foreign exchange contracts	$(37)	$-
Foreign exchange contracts (a)	(1,941)	-
Interest rate swap contracts	(166)	-
Total	$(2,144)	$-

(a)	Forward exchange contract dedesignated on February 12, 2009. See information below for amounts recognized in the Condensed Consolidated Statement of Operations after dedesignation.

During the three months and six months ended July 3, 2009, the loss reclassified from Other Comprehensive Income for derivative instruments designated as cash flow hedges was not material. No amounts were reclassified from Other Comprehensive Income for the three months or six months ended June 27, 2008. Over the next twelve months, the Company expects to reclassify approximately $0.2 million from Other Comprehensive Income.

During the three months and six months ended July 3, 2009, the gain recorded in other income for the ineffective portion of derivative instruments designated as cash flow hedges was not material. No such amounts were recorded for the three months or six months ended June 27, 2008.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months and six months ended July 3, 2009, and June 27, 2008
(Unaudited)

6. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Derivatives Not Designated as Hedging Instruments

The following table shows the fair value of derivative instruments not designated as hedging instruments under SFAS No. 133 (in thousands):

		Fair Value
	Balance Sheet	July 3,	December 31,	Notional
	Location	2009	2008	Amount
Derivative Assets
Foreign exchange contracts	Other current assets	$42	$-	$390
Foreign exchange contracts	Other assets	3,679	-	36,516 Australian Dollars
Total		$3,721	$-

On February 12, 2009, the Company dedesignated the forward contract it had entered into to hedge $36.5 million (AUD) of its $39.5 million (AUD) future minimum required payments to the Commonwealth of Australia. At July 3, 2009, the U.S. dollar value of the $36.5 million (AUD) payable was $29.1 million. The following table shows the location and amount of the gain or (loss) recognized on the Condensed Consolidated Statements of Operations for derivatives not designated as hedge instruments under SFAS No. 133 (in thousands):

		For the three months ended		For the six months ended
	Income Statement	July 3,	June 27,	July 3,	June 27,
	Location	2009	2008	2009	2008
Derivative Assets
Foreign Exchange Contracts	Other expense, net	$(42)	$-	$(42)	$-
Foreign Exchange Contracts	Other expense, net	(2,547)	-	(4,572)	-
Total		$(2,589)	$-	$(4,614)	$-

For the three months and six months ended July 3, 2009, the Company recorded $3.0 million and $5.3 million, respectively, to other expense related to the change in the value of the previously hedged $36.5 million (AUD) payable.

Hedges of a Net Investment in Foreign Operations

The Company also maintains an approximately $7.6 million Euro note, part of the revolving credit facility, which qualifies and has been designated as an effective hedge against the Company’s investment in its German subsidiary (RWG).  The U.S. dollar value of the Euro note at July 3, 2009, was $10.6 million.

The following table shows the amount of the cumulative translation adjustment recorded in other comprehensive income (in thousands):

		For the three months ended		For the six months ended
		July 3,	June 27,	July 3,	June 27,
	Location	2009	2008	2009	2008

Euro note	Cumulative Translation Adjustment	$420	$(11)	$208	$806
Total		$420	$(11)	$208	$806

The Company did not reclassify any amounts from other comprehensive income to earnings during the three or six months ended July 3, 2009 or June 27, 2008.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months and six months ended July 3, 2009, and June 27, 2008
(Unaudited)

7. INVENTORIES
Inventories consist of the following (in thousands):

	July 3,	December 31,
	2009	2008

Merchandise for resale	$94,385	$106,757
Contracts and other work in process	178,473	130,299
Finished goods (including certain general stock materials)	18,403	18,761
Total	$291,261	$255,817

K-MAX® inventory of $24.2 million and $23.6 million as of July 3, 2009 and December 31, 2008, respectively, is included in other work in process and finished goods. Management believes that a significant portion of this K-MAX inventory will be sold after July 3, 2010, based upon the anticipation of supporting the fleet for the foreseeable future.

On February 12, 2009, the Company completed the transfer of ownership of the Australian SH-2G(A) Super Seasprite Program inventory and equipment. As a result, the Company recorded $52.7 million of contracts and other work in process inventory, which represented the following (in thousands):

Net unbilled accounts receivable*	$32,041
Accrued contract loss eliminated	(6,072)
USD equivalent of $39.5 million (AUD) minimum liability due to the
Commonwealth of Australia (translated at the exchange rate in
effect on the transaction date, which was 0.6522)	25,772
Additional costs required to close out program	1,000
Total inventory recorded on February 12, 2009	$52,741

* The unbilled receivables associated with the SH-2G(A) program were $40.6 million and the balance of amounts received as advances on this contract were $8.6 million. These balances, netting to $32.0 million, were eliminated in connection with the transfer of the Australian program inventory and equipment to the Company.

Management believes that a significant portion of this inventory will be sold after July 3, 2010, based upon the time needed to market the aircraft and prepare them for sale. For more information on the Australian SH-2G(A) inventory see Note 11, Commitments and Contingencies.

8. ACCRUED CONTRACT LOSSES

The following is a summary of activity and balances associated with accrued contract losses (in thousands):

Balance at December 31, 2008	$9,714
Additions to loss accrual	1,743
Costs incurred	(1,787)
Released to income	(201)
Elimination of Australian loss accrual	(6,072)
Balance at July 3, 2009	$3,397

The transfer of ownership of the SH-2G(A) Super Seasprite program inventory and equipment, effectively ended the associated production and service contracts. As a result, accrued contract losses of $6.1 million were eliminated.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months and six months ended July 3, 2009, and June 27, 2008
(Unaudited)

9. ENVIRONMENTAL COSTS

The following table displays the activity and balances associated with accruals related to environmental costs included in other accruals and payables and other long-term liabilities (in thousands):

Balance at December 31, 2008	$16,136
Additions to accrual	453
Payments	(851)
Changes in foreign currency	282
Balance at July 3, 2009	$16,020

10. PENSION PLANS

Components of net pension cost for the qualified pension plan and Supplemental Employees’ Retirement Plan ("SERP") are as follows (in thousands):

	Qualified Pension Plan		SERP
	For the Three Months Ended		For the Three Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008

Service cost for benefits earned	$3,312	$3,069	$87	$185
Interest cost on projected
benefit obligation	7,684	7,338	258	405
Expected return on plan assets	(8,059)	(8,681)	-	-
Effect of settlement/curtailment	-	-	767	-
Net amortization and deferral	965	16	(165)	298
Net pension cost	$3,902	$1,742	$947	$888

	Qualified Pension Plan		SERP
	For the Six Months Ended		For the Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008

Service cost for benefits earned	$6,712	$6,138	$195	$369
Interest cost on projected
benefit obligation	15,231	14,676	506	789
Expected return on plan assets	(15,808)	(17,362)	-	-
Effect of settlement/curtailment	-	-	767	1,006
Net amortization and deferral	1,742	31	(336)	706
Net pension cost	$7,877	$3,483	$1,132	$2,870

For the 2009 plan year, the Company contributed $10.9 million to the qualified pension plan in April 2009 and does not expect to make any further contributions for this plan year. For the 2009 plan year, the Company expects to make payments of $5.7 million for the SERP of which $5.0 million and $5.2 million were made in the three months and six months ended July 3, 2009, respectively. In the first quarter of 2009, the Company also made a $1.7 million contribution to the qualified pension plan for the 2008 plan year.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months and six months ended July 3, 2009, and June 27, 2008
(Unaudited)

11. COMMITMENTS AND CONTINGENCIES

Legal Matters

There continue to be two warranty-related matters that impact the FMU-143 program at the Aerospace segment’s Orlando facility, (“Orlando Facility”). The items involved are an impact switch embedded in certain bomb fuzes that was recalled by a supplier and an incorrect part, called a bellows motor, found to be contained in bomb fuzes manufactured for the U.S. Army utilizing systems which originated before the Orlando Facility was acquired by the Company. The U.S. Army Sustainment Command (“USASC”), the procurement agency that administers the FMU-143 contract, had authorized warranty rework for the bellows motor matter in late 2004/early 2005; however, the Company was not permitted to finish the rework due to issues raised by the USASC primarily related to administrative matters and requests for verification of the accuracy of test equipment (which accuracy was subsequently verified).

In late 2006, the USASC informed the Company that it was changing its remedy under the contract from performance of warranty rework to an "equitable adjustment" to the contract price. The Company responded, explaining its view that it had complied with contract requirements. In June 2007, the USASC affirmed its position and gave instructions for disposition of the subject fuzes, including both the impact switch and bellows motor related items, to a Navy facility and the Company complied with that direction. By letter dated April 24, 2009, the United States Government (“USG”) notified the Company that it is contemplating litigation, alleging liability associated with this matter, including specific claims of about $6.0 million (treble damages) in connection with allegedly "false claims" by the Company for payment for fuzes containing the incorrect part and $3.0 million in connection with rework.  By letter dated July 16, 2009, USASC informed the Company that it also demands payment of $9.8 million under the contract related to warranty rework. The Company believes that the allegations are unfounded and will vigorously defend itself should a false claims suit be filed and the Company will file an appeal before the Armed Services Board of Contract Appeals (the "Board") to contest the monetary demand under the contract. At July 3, 2009, the Company had no amount accrued for this demand.

As reported previously, a separate contract dispute between the Orlando Facility and the USASC relative to the FMU-143 fuze program is now in litigation. The USASC has basically alleged the existence of latent defects in certain fuzes due to unauthorized rework during production and has sought to revoke their acceptance. Management believes that the Orlando Facility has performed in accordance with the contract and it is the government that has materially breached its terms in several ways; as a result, during the fourth quarter of 2007, the Company cancelled the contract and in January 2008, commenced litigation before the Armed Services Board of Contract Appeals (the “Board”) requesting a declaratory judgment that the cancellation was proper. At about the same time, the USASC notified the Company that it was terminating the contract for default, making the allegations noted above and the Company filed a second complaint with the Board appealing that termination decision.  The litigation process continues. In the same letter of July 16, 2009, referenced above, USASC also demanded for these alleged latent defects a repayment by the Company of $5.7 million. The Company contests this demand and will file an appeal of it at the Board. At July 3, 2009, the Company had no amount accrued for these matters as it believes that the likelihood of an adverse outcome to this litigation is remote.

Other Matters

Revenue Sharing Agreement with the Commonwealth of Australia

As previously reported, the Company has agreed to share proceeds from its sale of the former SH-2G (A) aircraft (along with spare parts and associated equipment) with the Commonwealth of Australia on a predetermined basis.   Total payments of at least $39.5 million (AUD) will be made to the Commonwealth regardless of sales, with at least $26.7 million (AUD) to be paid by March 2011, and, to the extent cumulative payments have not yet reached $39.5 million (AUD), additional payments of $6.4 million (AUD) each in March of 2012 and 2013. In late 2008, the Company entered into forward contracts for the purpose of hedging these required payments. These contracts represent $36.5 million (AUD) of the $39.5 million (AUD) required payments and have been accounted for in accordance with SFAS 133.  See Note 6, Derivative Financial Instruments, for further discussion of these instruments and their dedesignation during the first quarter of 2009. In addition, to secure these payments, the Company has provided the Commonwealth with a $39.5 million (AUD) unconditional letter of credit, which will be reduced as such payments are made. At July 3, 2009, the Company has made required payments of $0.4 million (AUD). As of that date, the U.S. dollar value of the remaining $39.1 million (AUD) required payment was $31.2 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months and six months ended July 3, 2009, and June 27, 2008
(Unaudited)

11. COMMITMENTS AND CONTINGENCIES (Continued)

Other Matters - continued

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

The total anticipated cost of the environmental remediation activities associated with the Moosup property is $4.1 million, all of which has been accrued. The total amount paid to date in connection with these environmental remediation activities is $1.8 million. A portion ($0.3 million) of the accrual related to this property is included in other accruals and payables and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Ovation

In connection with sale of the Music segment in 2007, the Company assumed responsibility for meeting certain requirements of the Connecticut Transfer Act (the “Transfer Act”) that applied to our transfer of the New Hartford, Connecticut, facility leased by that segment for guitar manufacturing purposes (“Ovation”). Under the Transfer Act, those responsibilities essentially consist of assessing the site's environmental conditions and remediating environmental impairments, if any, caused by Ovation's operations prior to the sale. The site is a multi-tenant industrial park, in which Ovation and other unrelated entities lease space. The environmental assessment process began in 2008 and will continue during 2009.

The Company's estimate of its portion of the cost to assess the environmental conditions and remediate this site is $2.2 million, unchanged from previously reported estimates, all of which has been accrued. The total amount paid to date in connection with these environmental remediation activities is $0.3 million. A portion ($0.4 million) of the accrual related to this property is included in other accruals and payables and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

NAVAIR Property

In August 2008, we completed the purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR for many years. In connection with the purchase, we have assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and we continue the effort to define the scope of the remediation that will be required by the CTDEP. The assumed environmental liability of $10.3 million was recorded by taking the undiscounted remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete.

Brookhouse

In connection with the purchase of Brookhouse Holdings Ltd. (“Brookhouse”), the Company accrued £1.6 million, or $2.6 million at July 3, 2009, for environmental compliance at their facilities. The Company continues to assess the work that may be required, which may result in a change to this accrual.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months and six months ended July 3, 2009, and June 27, 2008
(Unaudited)

11. COMMITMENTS AND CONTINGENCIES (Continued)

Other Matters - continued

Brookhouse - continued

In December 2008, a workplace accident occurred at Brookhouse in which one employee died and another was seriously injured. In accordance with U.K. law, the matter is the subject of an ongoing investigation, being carried out jointly by Lancashire Police and the Health and Safety Executive (“HSE”) in order to determine whether criminal charges are appropriate in this case. The Company has not been notified as to whether the investigation has been concluded. Following the conclusion of the investigation, it is expected that there will also be proceedings before the HSE under U.K. Health and Safety legislation. The Company currently believes that the total potential financial exposure of the two Brookhouse subsidiaries involved in the matter with respect to government proceedings is not likely to be material to its consolidated financial statements.

12. COMPUTATION OF EARNINGS PER SHARE

Effective January 1, 2009, the Company adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”. FSP No. EITF 03-6-1 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. FSP No. EITF 03-6-1 was effective for the Company beginning with the first interim period after December 15, 2008, and was applied retrospectively to all prior periods. The adoption of FSP No. EITF 03-6-1 did not have a material impact on the calculation of earnings per share.

The computation of basic earnings per share is based on net earnings divided by the weighted average number of shares of common stock outstanding for each year. The computation of diluted earnings per share includes the common stock equivalency of dilutive options and unvested restricted stock awards granted to employees under the Stock Incentive Plan.

	For the three months ended		For the six months ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
	(in thousands, except per share amount)
Net Earnings:
Net earnings from continuing operations	$9,394	$6,090	$14,770	$14,958
Net earnings from discontinued operations, net of tax	-	323	-	323
Net earnings	$9,394	$6,413	$14,770	$15,281

Basic:
Weighted average basic shares outstanding	25,638	25,354	25,586	25,280

Basic earnings per share from continuing operations	$0.37	$0.24	$0.58	$0.59
Basic earnings per share from discontinued operations	-	0.01	-	0.01
Basic earnings per share	$0.37	$0.25	$0.58	$0.60

Diluted:
Weighted average basic shares outstanding	25,638	25,354	25,586	25,280
Weighted average shares issuable on exercise of
dilutive stock options	83	143	73	164
Weighted average diluted shares outstanding	25,721	25,497	25,659	25,444

Diluted earnings per share from continuing operations	$0.37	$0.24	$0.58	$0.59
Diluted earnings per share from discontinued operations	-	0.01	-	0.01
Diluted earnings per share	$0.37	$0.25	$0.58	$0.60

Excluded from the diluted earnings per share calculation are 717,884 and 695,653 anti-dilutive shares granted to employees, for the three months and six months ended July 3, 2009, respectively, based on average stock price. Excluded from the diluted earnings per share calculation are 9,000 and 4,500 anti-dilutive shares granted to employees, for the three months and six months ended June 27, 2008, respectively, based on average stock price.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months and six months ended July 3, 2009, and June 27, 2008
(Unaudited)

13. SHARE-BASED ARRANGEMENTS

The following table summarizes share-based compensation expense recorded during each period presented (in thousands):

	For the three months ended		For the six months ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
Stock options	$244	$361	$661	$810
Restricted stock awards	544	678	996	1,035
Stock appreciation rights	38	(309)	(48)	(837)
Employee stock purchase plan	62	49	118	103
Total share-based compensation	$888	$779	$1,727	$1,111

Stock option activity was as follows:

	For the three months ended		For the six months ended
	July 3, 2009		July 3, 2009
	Stock Options	Weighted-average exercise price	Stock Options	Weighted-average exercise price
Stock Options outstanding at beginning of period	924,129	$18.25	743,679	$18.81
Granted	-	-	213,210	16.35
Exercised	(1,000)	11.50	(24,560)	14.65
Forfeited or expired	(5,000)	9.90	(14,200)	21.52
Stock Options outstanding at July 3, 2009	918,129	$18.31	918,129	$18.31

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	For the three months ended		For the six months ended
	July 3, 2009*	June 27, 2008	July 3, 2009	June 27, 2008
Expected option term	-	6.5 years	6.5 years	6.5 years
Expected volatility	-	44.4%	47.7%	42.5%
Risk-free interest rate	-	3.4%	2.0%	3.3%
Expected dividend yield	-	1.9%	2.2%	1.8%
Per share fair value of options granted	$-	$8.81	$6.43	$9.29

* There were no stock options granted during the three months ended July 3, 2009.

Restricted Stock activity was as follows:

	For the three months ended		For the six months ended
	July 3, 2009		July 3, 2009
	Restricted Stock Awards	Weighted-average grant date fair value	Restricted Stock Awards	Weighted-average grant date fair value
Restricted Stock outstanding at beginning of period	210,404	$22.80	149,794	$26.39
Granted	38,000	15.44	122,050	16.07
Vested	(16,000)	15.33	(39,440)	19.70
Forfeited or expired	-	-	-	-
Restricted Stock outstanding at July 3, 2009	232,404	$22.11	232,404	$22.11

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months and six months ended July 3, 2009, and June 27, 2008
(Unaudited)

13. SHARE-BASED ARRANGEMENTS (Continued)

Stock Appreciation Rights activity was as follows:

	For the three months ended		For the six months ended
	July 3, 2009		July 3, 2009
	Stock Appreciation Rights (SAR)	Weighted-average exercise price	Stock Appreciation Rights (SAR)	Weighted-average exercise price
SARs outstanding at beginning of period	21,700	$10.66	39,700	$10.32
Granted	-	-	-	-
Exercised	-	-	(18,000)	9.90
Forfeited or expired	-	-	-	-
SARs outstanding at July 3, 2009	21,700	$10.66	21,700	$10.66

Total cash paid to settle stock appreciation rights (at intrinsic value) during the six months ended July 3, 2009, was $0.1 million.  No cash was paid to settle stock appreciation rights for the three months ended July 3, 2009. Total cash paid to settle stock appreciation rights (at intrinsic value) during the three and six months ended June 27, 2008, was $0.2 million. SARs are re-evaluated on a quarterly basis using the Black-Scholes valuation model.

14. GOODWILL

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company for the period ended July 3, 2009 (in thousands):

	Balance at December 31, 2008	Additions	Impairments	Foreign Currency Adjustments	Balance at July 3, 2009

Industrial Distribution	$15,615	$21	$-	$(221)	$15,415
Aerospace	67,979	79	-	5,009	73,067
Total	$83,594	$100	$-	$4,788	$88,482

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months and six months ended July 3, 2009, and June 27, 2008
(Unaudited)

15. SEGMENT INFORMATION

During the second quarter of 2009, the Company implemented modifications to its system of reporting, resulting from the changes to its internal organization over the past year, which changed its reportable segments. These changes to the internal organization included the creation of the Aerospace Group management team and the establishment of the President of Kaman Aerospace Group, Inc. as the segment manager of the combined Aerospace companies. The Industrial Distribution segment, which has been under the leadership of a segment manager for some time, was not impacted by these changes. Following these changes we determined that under the provisions of SFAS No. 131 we now have two reportable segments, Industrial Distribution and Aerospace. These segments are reflective of how the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance. The Company’s CODM is its Chief Executive Officer. Prior period disclosures have been adjusted to reflect the change in reportable segments. Summarized financial information by segment is as follows (in thousands):

	For the three months ended		For the six months ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
Net sales:
Industrial Distribution	$155,954	$203,333	$332,860	$385,498
Aerospace	137,269	112,952	254,398	216,568
Net sales	$293,223	$316,285	$587,258	$602,066

Operating income:
Industrial Distribution	$3,065	$9,735	$5,844	$18,808
Aerospace	21,600	11,439 *	36,897	26,055 *
Net gain (loss) on sale of assets	(53)	(97)	40	(207)
Corporate expense	(8,445)	(6,486)	(17,211)	(16,282)
Operating income	16,167	14,591	25,570	28,374

Interest expense, net	866	463	1,969	462
Other expense, net	1,081	321	1,284	462

Earnings before income taxes	14,220	13,807	22,317	27,450
Income tax expense	4,826	7,717	7,547	12,492
Net earnings from continuing operations	9,394	6,090	14,770	14,958
Net earnings from discontinued operations	-	323	-	323
Net earnings	$9,394	$6,413	$14,770	$15,281

* Includes a non-cash, non-tax-deductible, impairment charge of $7.8 million recorded in the second quarter of 2008.

16. SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Changes in shareholders’ equity for the six months ended July 3, 2009, were as follows (in thousands):

Balance, December 31, 2008	$274,271
Net earnings	14,770
Change in pension & post-retirement benefit plans, net	1,209
Foreign currency translation adjustment, net	10,184
Unrealized gain (loss) on derivative instruments, net	(1,343)
Dividends declared	(7,176)
Employee stock plans and related tax benefit	789
Share-based compensation activity	1,775
Balance, July 3, 2009	$294,479

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months and six months ended July 3, 2009, and June 27, 2008
(Unaudited)

16. SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Continued)

Total comprehensive income (loss) is shown below (in thousands):

	For the three months ended
	July 3,	June 27,
	2009	2008

Net income	$9,394	$6,413
Change in pension and post-retirement benefit plans,
net of tax of expense of $516 and $54	842	104
Foreign currency translation adjustment,
net of tax benefit of $160 and tax expense of $616	9,589	1,258
Unrealized gain (loss) on derivative
instruments, net of tax expense of $30	49	-
Total comprehensive income	$19,874	$7,775

	For the six months ended
	July 3,	June 27,
	2009	2008

Net income	$14,770	$15,281
Change in pension and post-retirement benefit plans,
net of tax of expense of $741 and $491	1,209	831
Foreign currency translation adjustment,
net of tax benefit of $79 and tax expense of $306	10,184	1,496
Unrealized gain (loss) on derivative
instruments, net of tax of benefit of $823	(1,343)	-
Total comprehensive income	$24,820	$17,608

Amounts reclassified from other comprehensive income into net income were $0.8 million and $1.2 million for the three months and six months ended July 3, 2009, respectively. These amounts represent the reclassification for changes in pension and post-retirement benefit plans. Amounts reclassified from other comprehensive income into net income were $0.1 million and $0.8 million for the three months and six months ended June 27, 2008, respectively. These amounts also represent the reclassification for changes in pension and post-retirement benefit plans.

During the three months and six months ended July 3, 2009, the loss reclassified from other comprehensive income for derivative instruments was not material. No amounts were reclassified from other comprehensive income for the three months or six months ended June 27, 2008.

The components of accumulated other comprehensive income (loss) are shown below (in thousands):

	As of
	July 3,	December 31,
	2009	2008

Changes in pension and post-retirement benefit plans	$(95,686)	$(96,895)
Foreign currency translation adjustment	(13,383)	(23,567)
Unrealized gain (loss) on derivative instruments	(539)	804
Accumulated other comprehensive income (loss)	$(109,608)	$(119,658)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months and six months ended July 3, 2009, and June 27, 2008
(Unaudited)

17. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 6, 2009, which represents the date the financial statements were issued. The Company received a letter dated July 16, 2009 from the USASC regarding the previously disclosed warranty-related matters that impact the FMU-143 program. See Note 11, Commitments and Contingencies, for further discussion. No other subsequent events were identified that required disclosure.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide readers of our consolidated financial statements with the perspectives of management. The MD&A presents in narrative form information regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results. This will allow our shareholders to obtain a comprehensive understanding of our businesses, strategies, current trends and future prospects. Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in our 2008 Form 10-K.

MANAGEMENT OVERVIEW

During the second quarter of 2009, we implemented modifications to our system of reporting, resulting from changes to our internal organization over the past year, which changed our reportable segments. The changes to our internal organization included the creation of the Aerospace Group management team and the establishment of the President of Kaman Aerospace Group, Inc. as the segment manager of the combined Aerospace companies. The Industrial Distribution segment, which has been under the leadership of a segment manager for some time, was not impacted by these changes.

OVERVIEW OF BUSINESS

Kaman Corporation is composed of two business segments:
•	Industrial Distribution, the third largest power transmission/motion control industrial distributor in North America.
•	Aerospace, a manufacturer and subcontractor in the international commercial and military aerospace markets.

The following is a summary of our financial performance and key events that occurred during the six months ended July 3, 2009:
•	Our net sales decreased 7.3% and 2.5% for the three months and six months ended July 3, 2009, respectively, compared to the comparable periods in the prior year.
•
Our net earnings from continuing operations increased 54.3% for the three months ended July 3, 2009 and decreased 1.3% for the six months ended July 3, 2009 compared to the comparable periods in the prior year.

•	Diluted earnings per share from continuing operations increased to $0.37 for the three months ended July 3, 2009, an increase of 54.2% compared to the comparable period in the prior year.
•	Diluted earnings per share from continuing operations declined to $0.58 for the six months ended July 3, 2009, a decrease of 1.7% compared to the comparable period in the prior year.
•
Cash flows provided by operating activities of continuing operations were $22.9 million for the six months ended July 3, 2009, which was an increase of $61.9 million when compared to the comparable period in the prior year.

•
On February 12, 2009, we completed the transfer of title to the 11 Australian SH-2G(A) Super Seasprite helicopters, including related inventory and equipment, from the Commonwealth of Australia to the company.

•
Philip A. Goodrich was appointed Vice President of Business Development on March 4, 2009. He has responsibility for strategy development, mergers and acquisitions, new market development activities for our existing products and services, and leading our new Kaman – Goal Achievement Process.

•
Robert D. Starr was appointed Vice President and Treasurer on April 29, 2009. His responsibilities include oversight of the treasury department, banking relationships, capital market transactions and investment management administration of our pension assets.

•
During the second quarter of 2009, we entered into a contract modification with the United States Government (“USG”) for the award of Options 6, 7 and 8 under the multi-option Joint Programmable Fuze (“JPF”) contract. The total value of the Option 6 award is approximately $53 million and deliveries are expected to begin in the second quarter of 2010. Upon exercise, the value of Options 7 and 8 will depend on the quantity selected by the USG, add-ons, foreign military orders and future funding.

CONSOLIDATED RESULTS OF OPERATIONS

Net Sales

	For the three months ended		For the six months ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
	(in thousands)
Net sales	$293,223	$316,285	$587,258	$602,066
$ change	(23,062)	43,903	(14,808)	63,154
% change	(7.3)%	16.1%	(2.5)%	11.7%

The decrease in net sales for the three months and six months ended July 3, 2009 as compared to the comparable periods in 2008 was attributable to a decline in organic sales at our Industrial Distribution segment and to unfavorable foreign exchange rates. The unfavorable exchange rates impacted sales by $2.9 million, or 1.0%, and $5.7 million, or 1.0%, for the three months and six months ended July 3, 2009, respectively. These decreases were partially offset by the organic sales growth in our Aerospace segment and the contribution of $11.3 million in sales for the three months ended July 3, 2009 from the acquisition of Brookhouse Holdings Ltd. (“Brookhouse”) in June 2008 and the acquisition of Industrial Rubber & Mechanics Incorporated (“INRUMEC”) in October 2008, and the contribution of $37.8 million in sales for the six months ended July 3, 2009 from the acquisition of Industrial Supply Corp (“ISC”) in March 2008, the acquisition of Brookhouse, and the acquisition of INRUMEC.

Gross Profit

	For the three months ended		For the six months ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
	(in thousands)
Gross Profit	$78,471	$86,272	$156,166	$162,863
$ change	(7,801)	11,688	(6,697)	13,118
% change	(9.0)%	15.7%	(4.1)%	8.8%
% of net sales	26.8%	27.3%	26.6%	27.1%

Gross profit decreased for the three months and six months ended July 3, 2009 as compared to the comparable periods in 2008 primarily due to a decrease in gross profit at our Industrial Distribution segment, partially offset by an increase at our Aerospace segment and the addition of gross profit from the acquisition of Brookhouse for the three months ended July 3, 2009 and the addition of gross profit from the acquisition of ISC, Brookhouse and INRUMEC for the six months ended July 3, 2009. The decrease in gross profit at Industrial Distribution was primarily a result of lower sales volume, while the increase in Aerospace was driven by increased shipments on the Sikorsky BLACKHAWK helicopter cockpit and JPF fuze programs and increased sales of the bearing products for the military markets. These increases were slightly offset by the absence of gross profit previously generated from the now terminated Australian helicopter support program and decreased sales volume related to our bearing product lines for the commercial and regional / business jet markets.

Selling, General & Administrative Expenses (S,G&A)

	For the three months ended		For the six months ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
	(in thousands)
S,G and A	$62,251	$63,774	$130,636	$126,472
$ change	(1,523)	4,993	4,164	8,496
% change	(2.4)%	8.5%	3.3%	7.2%
% of net sales	21.2%	20.2%	22.2%	21.0%

The decrease in S,G&A for the three months ended July 3, 2009 as compared to the comparable period in 2008 is primarily due to a reduction in expense at our Industrial Distribution segment and the favorable impact of furloughs. Furloughs were taken by our Corporate Officers and employees at our Industrial Distribution segment and select operations of our Aerospace segment. These decreases were offset by S,G&A expenses of Brookhouse and INRUMEC acquired during 2008 and increases in pension expense and other Corporate expense. The increase in other Corporate expense was driven by an increase in stock appreciation rights expense, partially offset by lower expense for group insurance.

The increase in S,G&A for the six months ended July 3, 2009 as compared to the comparable period in 2008 is primarily due to the  acquisitions of ISC, Brookhouse and INRUMEC made during 2008 and increases in pension expense and other Corporate expenses, partially offset by the favorable impact of furloughs. Furloughs were taken by our Corporate Officers and employees at our Industrial Distribution segment and select operations of our Aerospace segment. The increase in Corporate expenses was driven by an increase in stock appreciation rights expense. These increases were partially offset by a reduction in Supplemental Employees’ Retirement Plan (“SERP”) expense, lower group insurance expense and a reduction in expense related to incentive compensation plans.

Goodwill Impairment

	For the three months ended		For the six months ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
	(in thousands)
Goodwill Impairment	$-	$7,810	$-	$7,810

During the second quarter of 2008, the Aerospace Wichita facility lost two of its major contracts and experienced continuing production and quality issues. As a result, we performed an interim test of goodwill for impairment and recorded a non-tax-deductible goodwill impairment charge of $7.8 million. This represented the entire goodwill balance for the reporting unit. No such impairment charge was taken during the three months or six months ended July 3, 2009. We will perform our annual test of goodwill impairment during the fourth quarter of 2009.

Operating Income

	For the three months ended		For the six months ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
	(in thousands)
Operating Income	$16,167	$14,591	$25,570	$28,374
$ change	1,576	(1,270)	(2,804)	(3,410)
% change	10.8%	(8.0)%	(9.9)%	(10.7)%
% of net sales	5.5%	4.6%	4.4%	4.7%

The increase in operating income for the three months ended July 3, 2009 compared to the comparable period in 2008 was primarily driven by the absence of the $7.8 million non-tax-deductible goodwill impairment charge recorded in 2008, operating income associated with the acquisition of Brookhouse and a slight increase in organic Aerospace segment operating income, substantially offset by a decrease in operating income at our Industrial Distribution segment.

The decrease in operating income in the six months ended July 3, 2009 compared to the same period in 2008 was primarily driven by a decrease in operating income at our Industrial Distribution segment offset in part by the absence of the $7.8 million goodwill impairment charge taken in 2008, operating income associated with the acquisition of Brookhouse and a slight increase in Aerospace segment organic operating income.

Interest Expense, Net

	For the three months ended		For the six months ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
	(in thousands)
Interest Expense, net	$866	$463	$1,969	$462

Net interest expense generally consists of interest charged on the revolving credit facility and other borrowings offset by interest income. The increase in net interest expense was primarily due to higher total average bank borrowing and lower interest income for the three months and six months ended July 3, 2009 compared to the comparable periods in 2008. The higher average bank borrowings for the three months and six months ended July 3, 2009 was the result of increased borrowings under the revolving credit agreement and term loan agreement to fund the three acquisitions completed in 2008.

Effective Income Tax Rate

	For the three months ended		For the six months ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008

Effective Income Tax Rate	33.9%	55.9%	33.8%	45.5%

The effective tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the year. The decrease in the effective income tax rate for the three months and six months ended July 3, 2009 when compared to the prior periods is due to the impact of the $7.8 million non-tax-deductible goodwill impairment charge taken during the second quarter of 2008. We anticipate the annualized effective tax rate in 2009 to be approximately 35%.

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

The total anticipated cost of the environmental remediation activities associated with the Moosup property is $4.1 million, all of which has been accrued. The total amount paid to date in connection with these environmental remediation activities is $1.8 million. A portion ($0.3 million) of the accrual related to this property is included in other accruals and payables and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, we are unable to estimate the amount of such additional costs, if any, at this time.

In connection with the sale of the Music segment in 2007, we assumed responsibility for meeting certain requirements of the Connecticut Transfer Act (the “Transfer Act”) that applied to our transfer of the New Hartford, Connecticut, facility leased by that segment for guitar manufacturing purposes (“Ovation”). Under the Transfer Act, those responsibilities essentially consist of assessing the site's environmental conditions and remediating environmental impairments, if any, caused by Ovation's operations prior to the sale. The site is a multi-tenant industrial park, in which Ovation and other unrelated entities lease space. The environmental assessment process began in 2008 and will continue during 2009.

We estimate our portion of the cost to assess the environmental conditions and remediate this site is $2.2 million, unchanged from previously reported estimates, all of which has been accrued. The total amount paid to date in connection with these environmental remediation activities is $0.3 million. A portion ($0.4 million) of the accrual related to this property is included in other accruals and payables and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, we are unable to estimate the amount of such additional costs, if any, at this time.

In August 2008, we completed the purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR for many years. In connection with the purchase, we have assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and we continue the effort to define the scope of the remediation that will be required by the CTDEP. The assumed environmental liability of $10.3 million was recorded by taking the undiscounted remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete.

In connection with the purchase of Brookhouse, we accrued £1.6 million, or $2.6 million as of July 3, 2009, for environmental compliance at their facilities. We continue to assess the work that may be required. Upon completion of this assessment, or as additional information becomes available, we will review and, if necessary, adjust this accrual.

In December 2008, a workplace accident occurred at Brookhouse in which one employee died and another was seriously injured. In accordance with U.K. law, the matter is the subject of an ongoing investigation, being carried out jointly by Lancashire Police and the Health and Safety Executive (“HSE”) in order to determine whether criminal charges are appropriate in this case.  We have not been notified as to whether the investigation has been concluded. Following the conclusion of the investigation, it is expected that there will also be proceedings before the HSE under U.K. Health and Safety legislation. We currently estimate that the total potential financial exposure of the two Brookhouse subsidiaries involved in the matter with respect to government proceedings is not likely to be material to our consolidated financial statements.

SEGMENT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Industrial Distribution Segment

Outlook

Because of our diverse customer base, our performance tends to track the U.S. Industrial Production Index. This index is impacted by the broader economic environment, and will, from time to time, experience periods of downturn. Although these periods of downturn have historically not lasted for an extended duration, they do have an impact on the near term performance of our business.  We are therefore affected, to a large extent, by the overall business climate for our customer industries and their plant capacity utilization levels, and the effect of pricing spikes and/or supply interruptions for basic commodities such as steel and oil.

During the first half of 2009, we continued to experience the weakness in certain markets and industries that we first encountered in late 2008. While certain markets and products, such as paper manufacturing and food and beverage processing, have been less impacted, other industries have experienced significant declines, including non-metallic mineral products, metal mining, machinery and fabricated metals. This downturn has had a significant impact on our results and we have further reduced our projections for the full year to the high end of the previously disclosed 10% - 15% decline in sales. Additionally, we now anticipate operating margin to be 200 – 250 basis points lower than last year. We are taking additional action to mitigate these negative trends through measured and appropriate cost reduction activities, continued focus on pursuit of additional national account business and initiatives aimed at improving both our gross profit rates and operating margins.

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

In recent years, we have worked to increase market share in several less cyclical markets including the coal mining, energy and food and beverage industries. We are also expanding our presence in the power generation and utilities markets, two other less cyclical industries. We have been successful in this endeavor, as evidenced by our national account wins, and continue to target these industries. We also continued to build our government business group to service our 5-year contract with the General Services Administration Center for Facilities Maintenance and Hardware (“GSA”) which allows us to supply government agencies with MRO products from our major product categories. The first of these contracts was awarded to us during the second quarter of 2009.

Results of Operations

	For the three months ended		For the six months ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
	(in thousands)
Net sales	$155,954	$203,333	$332,860	$385,498
$ change	(47,379)	28,731	(52,638)	37,482
% change	(23.3)%	16.5%	(13.7)%	10.8%

Operating income	$3,065	$9,735	$5,844	$18,808
$ change	(6,670)	1,431	(12,964)	1,810
% change	(68.5)%	17.2%	(68.9)%	10.6%
% of net sales	2.0%	4.8%	1.8%	4.9%

The decrease in net sales for the three months and six months ended July 3, 2009 as compared to the comparable periods in 2008 was due to a 23.2% and 19.2% decline in organic sales when measured on a same day sales basis. The decrease in organic sales was due to a significant decrease in sales to OEMs and reduced capital spending by MRO customers and an unfavorable foreign currency exchange rate which impacted sales by $1.9 million and $4.1 million for the three months and six months ended July 3, 2009, respectively. These decreases were partially offset by the addition of $2.3 million in sales for the three months July 3, 2009 from the acquisition of INRUMEC and $16.4 million in sales for the six months ended July 3, 2009 from the acquisition of ISC and INRUMEC.  By industry there were significant declines in sales in the non-metallic mineral products, metal mining, machinery and fabricated metals industries which were partially offset by increases in the food and beverage and paper industries.

Operating income decreased for the three months and six months ended July 3, 2009 as compared to the comparable periods in 2008 primarily due to the decrease in organic sales volume and the resulting impact on our ability to leverage operating costs. Additionally, operating income was impacted by increases in pension plan expense, employee separation costs and insurance costs. These factors were partially offset by the improved gross margin rates and the continued steps taken by management to reduce operating costs. These steps included a business wide furlough and the consolidation of branches and the closure of underperforming branches, which resulted in a reduction in headcount. Additionally, we have closed the U.S. pension plan to new employees of the Industrial Distribution segment, effective June 1, 2009. The savings that resulted from the business wide furlough are nonrecurring and although the other actions have led to increased costs in the near-term, management believes that the long-term reduction in operating costs will assist the Industrial Distribution segment to manage through this economic downturn and emerge as an even more profitable business.

Aerospace Segment

Outlook

We believe the military aerospace markets will remain stable during 2009; however, as a result of the downturn in the global economy, we do not expect the commercial markets, including regional / business jets, to perform at their 2008 levels. We believe the impact of the downturn in the commercial aerospace market on the segment will be somewhat mitigated by our existing military work which represents approximately 65% of total Aerospace sales. Despite the operating performance achievements we have seen over the first half of 2009, we anticipate the second half of 2009 will have some challenges. Our bearing product lines will continue to see weakness in the commercial markets and we do not anticipate the performance in the military markets will make up for the entire decline. Additionally, our Wichita facility continues to show progress on key performance indicators. The facility has successfully completed its Nadcap recertification audit, a key milestone to bringing business back into this facility, and successfully completed a Boeing process audit showing that a substantial amount of progress had been made since last year. However, additional volume is required to reach breakeven. We have begun to bid on new work, but given the dramatic slowdown since last year we expect this will take longer than anticipated when we established our plan in mid-2008 and now we do not expect breakeven to occur until mid-2010.

For the full year, we expect revenue to be up 5% to 7% over the prior year with an operating margin in the mid-teens.  However, revenue in the third quarter expected to be about 10% lower than the second quarter.  This sequential decline is primarily attributable to lower anticipated sales of our commercial bearing product lines and lower sales on our JPF program as a result of the “catch-up” in the second quarter from the missed deliveries in the first quarter.

Our Strategy

Our strategy for the Aerospace segment is to expand our global market position in the military and commercial markets, while maintaining leadership in product technical performance and application engineering support and staying ahead of the curve in product technology enhancement, lean manufacturing techniques and lead time reduction.

Results of Operations

	For the three months ended		For the six months ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
	(in thousands)
Net sales	$137,269	$112,952	$254,398	$216,568
$ change	24,317	15,172	37,830	25,672
% change	21.5%	15.5%	17.5%	13.4%

Operating income	$21,600	$11,439	$36,897	$26,055
$ change	10,161	(6,216)	10,842	(8,215)
% change	88.8%	(35.2)%	41.6%	(24.0)%
% of net sales	15.7%	10.1%	14.5%	12.0%

Backlog			$488,755	$543,671

Net sales increased for the three months and six months ended July 3, 2009 as compared to the comparable periods in 2008 due to increased sales on our military programs and the incremental contribution of $9.0 million and $21.4 million in sales for the three months and six months ended July 3, 2009, respectively, from the acquisition of Brookhouse, partially offset by decreases in commercial sales of our bearing products. The increase in sales on our military programs was due to increased shipments to the USG and foreign militaries on the JPF program, increased production levels for the Sikorsky BLACKHAWK helicopter cockpit program, additional upgrade work on the Egypt SH-2G(E) helicopter fleet and increased sales of our bearing products for military platforms. These increases were offset by the absence of sales related to the Australian helicopter program support center, a decline in sales of our bearings products for commercial platforms, and an unfavorable change in foreign currency exchange rate which impacted sales by $1.0 million and $1.6 million in those periods, respectively.

Operating income increased for the three months and six months ended July 3, 2009 when compared to the comparable periods in 2008 due to the absence of the $7.8 million non-cash, non-tax-deductible, goodwill impairment charge taken in 2008, increased shipments of higher margin JPF fuzes and other legacy fuze programs, the addition of operating income from the acquisition of Brookhouse, increased sales on the Egypt helicopter upgrade program and increased shipments on the Sikorsky BLACKHAWK helicopter cockpit program. These increases were partially offset by reduced gross profit generated by our bearing products for commercial platforms resulting from the decreased sales volume noted above. Additionally, the Aerospace segment has taken measures designed to reduce costs and improve operating performance, such as furloughs at certain operations. These measures helped improve operating income for the segment; however, the benefits received from certain measures implemented in the second quarter of 2009 are non-recurring in nature.

Major Programs/Product Lines

Military Markets

BLACKHAWK

The Sikorsky BLACKHAWK helicopter cockpit program involves the manufacture of cockpits including the installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines, and the composite structure that holds the windscreen for most models of the BLACKHAWK helicopter. In June 2008, Sikorsky placed an order for an additional 238 cockpits bringing total orders placed to date to 549 cockpits. The potential value of this program is at least $250 million, with deliveries on current orders continuing through 2010. Through July 3, 2009, a total of 362 cockpits have been delivered under this contract.

The segment also performs additional subcontract work involving fuselage joining and installation tasks, blade erosion coating and the production of certain mechanical subassemblies for this helicopter program.

MH-92

The Sikorsky Canadian MH-92 helicopter program includes the manufacture and assembly of composite tail rotor pylons.  Although this program has undergone numerous customer directed design changes causing costs on this program to exceed the proposed price for the contract, management believes these incremental costs are recoverable from the customer. At July 3, 2009, contract price negotiation for this program had not been finalized.

Egypt SH-2G(E)

The segment continues work under a program for depot level maintenance and upgrades for nine Kaman SH-2G(E) helicopters delivered to the Egyptian government during the 1990s. Through July 3, 2009, we are on contract for approximately $51 million of work related to maintenance and upgrades. This program has a potential contract value of approximately $92 million.

A-10

In 2008, the segment signed a long-term requirements contract with Boeing for the production of wing control surfaces (inboard and outboard flaps, slats and deceleron assemblies) for the U.S. Air Force’s A-10 fleet, with initial deliveries scheduled to begin in early 2010.  Full rate production is expected to begin in 2011 with an average of approximately 47 ship sets per year through 2015.  This multiyear contract has a potential value in excess of $100 million; however, annual quantities will vary, as they are dependent upon the orders Boeing receives from the U.S. Air Force (“USAF”).

C-17

The segment continues production of structural wing subassemblies for the Boeing C-17. Although recent reports note that continued production of the C-17 may be at risk, we received orders in 2008 for an additional 30 ship sets which will extend our work on the program through 2010.

FMU-152 – Joint Programmable Fuze (“JPF”)

We manufacture the JPF fuze, an electro-mechanical bomb safing and arming device, which allows the settings of a weapon to be programmed in flight. During the second quarter of 2009 we entered into a contract modification with the USG for the award of Options 6, 7 and 8 under the company's multi-option JPF contract. The modification provides increased unit prices and quantities for the next three option buys upon exercise and updates the original contract negotiated in 1997. The total value of the Option 6 award is approximately $53 million and deliveries are expected to begin in the second quarter of 2010. Upon exercise, the value of Options 7 and 8 will depend on the quantity selected by the USAF, add-ons, foreign military orders and future funding.

The total value of JPF contracts awarded by the USG from inception of the program through July 3, 2009 is $247.8 million. This value primarily consists of Options 1 through 6 under the original contract and various contract modifications, including a two-phase facilitization contract modification and additional foreign military sales facilitated by the USG, as well as a variety of development and engineering contracts, along with special tooling and test equipment. We expect to continue production under the currently awarded options through 2012.

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

The facilitization program at our Middletown, CT facility contributed to our increased production capability and allowed us to improve our quality and efficiency on the JPF program. The facilitization program provided us an opportunity to review production workflow to create greater efficiencies, qualify a second Kaman site for full production and create an enhanced fuze design. During the first quarter of 2009, we passed the final tests necessary to begin production of the fuze under the enhanced design, which is expected to reduce the number of technical issues and allow for a more steady state of production. We began limited production of the enhanced design fuzes during the second quarter of 2009.  We believe the value of these initiatives will be more fully realized in the second half of 2009 and beyond.

Bearings

Our bearing products are included on military platforms manufactured in North America and Europe. These products are used as original equipment and/or specified as replacement parts by the manufacturers. The most significant portion of our sales is derived from the U.S. military platforms, such as the AH-64, C-17 and F/A-18 aircrafts, with additional sales in Europe on the EFA Typhoon. These products are primarily proprietary self-lubricating, ball and roller bearings for aircraft flight controls, turbine engines, and landing gear and driveline couplings for helicopters.

Commercial Markets

777 / 767

In late 2007, we signed a seven-year follow-on contract with Boeing for the production of fixed wing trailing edge assemblies for the Boeing 777 and 767 aircraft. During 2009, on average we expect to deliver 7 ship sets per month on the Boeing 777 platform and 1 ship set per month on the Boeing 767. This multiyear contract has a potential value in excess of $100 million; however, annual quantities will vary, as they are dependent upon the orders Boeing receives from its customers.

Bearings

Our bearing products are included on commercial airliners and regional / business jets manufactured in North and South America, Europe and Asia and are used as original equipment and/or specified as replacement parts by the manufacturers. These products are primarily proprietary self-lubricating, ball and roller bearings for aircraft flight controls, turbine engines, and landing gear and driveline couplings for helicopters. The most significant portion of our commercial sales is derived from Boeing and Airbus platforms, such as the Boeing 737, 747, and 777 and the Airbus A320, A330 and A380.

Other Matters

SH-2G(I)

As previously reported, we have agreed to share proceeds from the sale of the former SH-2G (A) aircraft (along with spare parts and associated equipment) with the Commonwealth of Australia on a predetermined basis. Total payments of at least $39.5 million (AUD) will be made to the Commonwealth regardless of sales, with at least $26.7 million (AUD) to be paid by March 2011, and, to the extent cumulative payments have not yet reached $39.5 million (AUD), additional payments of $6.4 million (AUD) each in March of 2012 and 2013. In late 2008, we entered into forward contracts for the purpose of hedging these required payments. These contracts represent $36.5 million (AUD) of the $39.5 million (AUD) required payments and have been accounted for in accordance with Statement of Financial Accounting Standards No. 133.  See Note 6, Derivative Financial Instruments, in the notes to the condensed consolidated financial statements for further discussion of these instruments and their dedesignation during the first quarter of 2009. In addition, to secure these payments the Company has provided the Commonwealth with a $39.5 million (AUD) unconditional letter of credit, which will be reduced as such payments are made. At July 3, 2009, we had made required payments of $0.4 million (AUD). As of that date, the U.S. dollar value of the remaining $39.1 million (AUD) required payment was $31.2 million.

Additionally, sales relative to the service center, which had been a meaningful portion of our Aerospace segment’s net sales in recent years, ended at the conclusion of the support center ramp down period, which occurred during the fourth quarter of 2008.

With the successful transfer of the helicopters and related equipment, segment management has attended trade events, obtained 42 marketing licenses required by the USG, begun discussions with 7 foreign governments regarding the sale of the helicopters and received small orders for the spare parts and related equipment.

Warranty and Contract-Related Matters

There continue to be two warranty-related matters that impact the FMU-143 program at the Aerospace segments Orlando Facility (“Orlando Facility”). The items involved are an impact switch embedded in certain bomb fuzes that was recalled by a supplier and an incorrect part, called a bellows motor, found to be contained in bomb fuzes manufactured for the U.S. Army utilizing systems which originated before we acquired the Orlando Facility. The U.S. Army Sustainment Command (“USASC”), the procurement agency that administers the FMU-143 contract, had authorized warranty rework for the bellows motor matter in late 2004/early 2005; however, we were not permitted to finish the rework due to issues raised by the USASC primarily related to administrative matters and requests for verification of the accuracy of test equipment (which accuracy was subsequently verified).

In late 2006, the USASC informed us that it was changing its remedy under the contract from performance of warranty rework to an "equitable adjustment" to the contract price. We responded, explaining our view that we had complied with contract requirements. In June 2007, the USASC affirmed its position and gave instructions for disposition of the subject fuzes, including both the impact switch and bellows motor related items, to a Navy facility and we complied with that direction. By letter dated April 24, 2009, the United States Government (“USG”) notified us that it is contemplating litigation against us, alleging liability associated with this matter and including specific claims of about $6.0 million (treble damages) in connection with allegedly "false claims" by us for payment for fuzes containing the incorrect part and $3.0 million in connection with rework.  By letter dated July 16, 2009, USASC informed us that it also demands payment of $9.8 million under the contract related to warranty rework. We believe that the allegations are unfounded and will vigorously defend ourselves should a false claims suit be filed and we will file an appeal before the Armed Services Board of Contract Appeals (the "Board") to contest the monetary demand under the contract. At July 3, 2009, we had no amount accrued for this demand.

As reported previously, a separate contract dispute between the Orlando Facility and the USASC relative to the FMU-143 fuze program is now in litigation. The USASC has basically alleged the existence of latent defects in certain fuzes due to unauthorized rework during production and has sought to revoke their acceptance. We believe that the Orlando Facility has performed in accordance with the contract and it is the government that has materially breached its terms in several ways; as a result, during the fourth quarter of 2007, we cancelled the contract and in January 2008, commenced litigation before the Armed Services Board of Contract Appeals (the "Board") requesting a declaratory judgment that the cancellation was proper. At about the same time, the USASC notified us that it was terminating the contract for default, making the allegations noted above and we filed a second complaint with the Board appealing that termination decision.  The litigation process continues. In the same letter of July 16, 2009, referenced above, USASC also demanded for these alleged latent defects a repayment of $5.7 million. We contest this demand and will file an appeal of it at the Board.  At July 3, 2009, we had no amount accrued for these matters as we believe that the likelihood of an adverse outcome to this litigation is remote.

LIQUIDITY AND CAPITAL RESOURCES

Discussion and Analysis of Cash Flows

We assess liquidity in terms of our ability to generate cash to fund working capital and investing and financing activities. Significant factors affecting liquidity include: cash flows generated from or used by operating activities, capital expenditures, investments in our business segments and their programs, acquisitions, divestitures, dividends, adequacy of available bank lines of credit, and factors that might otherwise affect the company's business and operations generally, as described under the heading “Forward-Looking Statements” in this Form 10-Q.

We continue to rely upon bank financing as an important source of support for our business activities including recent acquisitions. We believe this, when combined with cash generated from operating activities, will be sufficient to support our anticipated liquidity requirements for the foreseeable future. We anticipate a variety of items will have an impact on our liquidity during the next 12 months, aside from our normal working capital requirements. These may include the resolution of any of the matters described in MD&A, including the FMU-143 litigation, the guaranteed payments to the Commonwealth of Australia, the cost of existing environmental remediation matters, the operational issues at the Aerospace Wichita facility, the Brookhouse workplace accident, future SERP payments and required pension contributions. However, we do not believe any of these matters will lead to a shortage of capital resources or liquidity that would prevent us from continuing with our business operations as expected.

We are in the process of determining the appropriate tax treatment related to the termination of the Australian SH-2G(A) helicopter contract and the reacquisition of the aircraft and related equipment.  It is possible we could incur a 2009 tax liability of approximately $15 million for the recapture of previously deducted tax losses.  If that is the case, a commensurate increase in tax basis of the aircraft and equipment could be used to reduce taxes payable on future sales.

We are watchful of the developments in the credit markets and continuously assess the impact that current economic conditions may have on our operations. The current market may adversely affect the securing and/or pricing of additional financing, if any, that might be necessary to continue with our growth strategy and finance working capital requirements; however, we had success in executing a $50.0 million Term Loan Credit Agreement late last year.

Additionally, with the significant downturn in the current financial markets, the market value of our pension plan assets has significantly decreased, resulting in higher pension plan contributions and a significant increase in pension expense in 2009. Management continuously monitors the assumptions used in the determination of our benefit obligation and compares them to actual performance. Despite the recent downturn in the economy, we believe the assumptions selected are valid due to the long-term nature of our benefit obligation. Our required pension contribution for 2010 could be reduced or eliminated based on the outcome of currently proposed legislation. If the downward economic trends continue and/or the proposed legislative relief is not successful, we may experience an increase in our required pension plan contributions in the future. However, management may make a voluntary contribution to the pension plan in 2010 if the required contribution is eliminated.

A summary of our consolidated cash flows from continuing operations is as follows:

	For the six months ended
	July 3	June 27,
	2009	2008	09 vs. 08
	(in thousands)
Total cash provided by (used in) continuing operations:
Operating activities	$22,889	$(39,039)	$61,928
Investing activities	(7,264)	(109,089)	101,825
Financing activities	(12,164)	87,715	(99,879)
Increase (decrease) in cash from continuing operations	$3,461	$(60,413)	$63,874

Net cash provided by operating activities increased $61.9 million for the six months ended July 3, 2009 compared to the same period in 2008, primarily due to the following:

•	A decrease in accounts receivable due to improvements in the collections of outstanding balances.
•	Improvements in our inventory procurement and management processes.
•	Decreased payments of taxes, due to the absence of payments made in 2008 related to the sale of our Music segment in the fourth quarter of 2007.
•	Decreased cash outflows associated with incentive compensation in 2009 compared to 2008.

Net cash used in investing activities decreased $101.8 million for the six months ended July 3, 2009 compared to the same period in 2008. The decrease was primarily attributable to a decrease in cash used for the acquisitions completed by our Industrial Distribution and Aerospace segments in 2008.

Net cash provided by financing activities decreased $99.9 million for the six months ended July 3, 2009 compared to the same period in 2008. This reflects a decrease in the proceeds from net borrowings under the Revolving Credit Agreement of $85.6 million. These proceeds were used in the prior year to fund our acquisitions.

Financing Arrangements

We maintain a $200 million revolving credit facility (“Revolving Credit Agreement”) expiring August 4, 2010. The facility includes the availability of funding in foreign currencies as well as an “accordion” feature that provides the company the opportunity to request, subject to bank approval, an expansion of up to $50 million in the overall size of the facility. A significant amount of this facility was used to fund the acquisition of Brookhouse in the second quarter of 2008. On October 29, 2008, we executed a Term Loan Credit Agreement (“Term Loan Agreement”). The Term Loan Agreement, which is in addition to our current Revolving Credit Agreement, is a $50 million facility with a four-year term, including quarterly payments of principal at the rate of 2.5% with 62.5% of the initial aggregate principal payable in the final quarter.  We may increase the term loan, up to an aggregate of $50 million with additional commitments from the Banks or new commitments from acceptable financial institutions.  Additionally, the covenants required are the same as those in place under the Revolving Credit Agreement.  In conjunction with this agreement, the current Revolving Credit Agreement was amended to acknowledge the existence of the Term Loan Credit Agreement and adopt certain provisions of the Term Loan Credit Agreement.

During the first quarter of 2009, we entered into interest rate swap agreements for the purpose of hedging our eight quarterly variable-rate interest payments on the Term Loan Agreement due in 2010 and 2011. These interest rate swap agreements are designated as cash flow hedges and are intended to manage interest rate risk associated with our variable-rate borrowings and minimize the negative impact of interest rate fluctuations attributable to the changes in LIBOR rates on our earnings and cash flows.

Total average bank borrowings during the six months ended July 3, 2009 were $103.7 million compared to $21.5 million for the same period in 2008. As of July 3, 2009, there was $120.9 million available for borrowing under the Revolving Credit Agreement, net of letters of credit. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Agreement. A total of $37.6 million in letters of credit was outstanding under the Revolving Credit Agreement at July 3, 2009, $31.7 million of which was related to the guaranteed minimum payments to Australia in connection with the ownership transfer of the 11 SH-2G(A) helicopters (along with spare parts and associated equipment).

Facility fees and interest rates under the Revolving Credit Agreement are determined on the basis of our credit rating from Standard & Poor's. In April 2009, Standard & Poor's re-affirmed our rating as investment grade BBB- with an outlook of stable. We believe this is a favorable rating for a company of our size. Under the terms of the Revolving Credit Agreement, if this rating should decrease, the effect would be to increase facility fees as well as the interest rates charged. The financial covenants related to the Revolving Credit Agreement and Term Loan Agreement include a requirement that the company have i) EBITDA, at least equal to 300 percent of net interest expense, on the basis of a rolling four quarters and ii) a ratio of consolidated total indebtedness to total capitalization of not more than 55 percent. The agreement also incorporates a financial covenant which provides that if the company's EBITDA to net interest expense ratio is less than 6 to 1, the ratio of i) accounts receivable and inventory for certain Kaman subsidiaries to ii) our consolidated total indebtedness cannot be less than 1.6 to 1. We remained in compliance with those financial covenants as of and for the quarter ended July 3, 2009 and we do not anticipate noncompliance in the foreseeable future.

Other Sources/Uses of Capital

For the 2009 plan year, we contributed $10.9 million to the qualified pension plan in April 2009 and do not expect to make any further contributions for this plan year. For the 2009 plan year, we expect to make payments of $5.7 million for the SERP of which, payments of $5.2 million were made in the first six months of 2009. For the 2008 plan year, we made cash contributions of approximately $7.0 million to our tax-qualified defined benefit pension plan. Additionally during 2008, we paid approximately $18.0 million in SERP payments.

In November 2000, our board of directors approved a replenishment of our stock repurchase program, providing for repurchase of an aggregate of 1.4 million common shares for use in administration of our stock plans and for general corporate purposes. There were no shares repurchased during the first six months of 2008 or 2009 under this program. At July 3, 2009, approximately 1.1 million shares were authorized for repurchase under this program.

On June 26, 2009, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”). This shelf registration statement allows us to offer, issue or sell from time to time, together or separately, (i) senior or subordinated debt securities, which may be convertible into shares of our common stock, preferred stock or other securities; (ii) shares of our common stock; (iii) shares of our preferred stock, which we may issue in one or more series; or (iv) warrants to purchase our equity or debt securities or other securities.  The total offering price of the securities will not exceed $200 million in the aggregate. The shelf registration became effective on August 3, 2009.  We do not currently have any commitments or intentions to sell securities. Future offerings, if any, will be made only by means of a written prospectus or other permitted documents. At that time, we will file a prospectus supplement with the SEC outlining the type of securities, amounts, prices, use of proceeds and other terms.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

The following table summarizes the material changes to our contractual obligations table included in our Form 10-K for the year ended December 31, 2008:

	Payments due by period (in millions)
Contractual Obligations	Total	Within 1 year	1-3 years	3-5 years	More than 5 years
Payments to the Commonwealth of Australia (A)	$31.2	$-	$26.1	$5.1	$-

(A)
On February 12, 2009, we completed the transfer of title to the 11 SH-2G(A) Super Seasprite helicopters (along with spare parts and associated equipment) from the Commonwealth of Australia. In connection with sharing sale proceeds, as determined in the settlement agreement entered into in the first quarter of 2008, we have agreed that total payments of at least $39.5 million (AUD) will be made to the Commonwealth regardless of sales, with at least $26.7 million (AUD) to be paid by March 2011, and, to the extent cumulative payments have not yet reached $39.5 million (AUD), additional payments of $6.4 million (AUD) each in March of 2012 and 2013. At July 3, 2009, we had made required payments of $0.4 million (AUD). As of that date, the U.S. dollar value of the remaining $39.1 million (AUD) required payments was $31.2 million.

There have been no other material changes outside the ordinary course of business in our contractual obligations during the first six months of 2009. Please see our Form 10-K for the year ended December 31, 2008, for a discussion of our contractual obligations.

Off-Balance Sheet Arrangements

There has been no material change in the company's off-balance sheet arrangements during the second quarter of 2009. Please see the company's Form 10-K for the year ended December 31, 2008, for a discussion of such arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the company’s exposure to market risk during the second quarter of 2009. Please see the company’s Form 10-K for the year ended December 31, 2008, for a discussion of the company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 3, 2009. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of July 3, 2009, the disclosure controls and procedures were effective.

Changes in Internal Controls

There were no other changes in internal controls over financial reporting at the company that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Kaman Corporation and Subsidiaries
Part II – Other Information

Item 1A. Risk Factors

There has been no significant change in the company’s risk factors during the second quarter of 2009. Please see the company’s Form 10-K for the year ended December 31, 2008, for a discussion of the company’s risk factors.

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking information relating to the company's business and prospects, including the Aerospace and Industrial Distribution businesses, operating cash flow, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of competitions for government programs and thereafter contract negotiations with government authorities, both foreign and domestic; 2) political conditions in countries where the company does or intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) domestic and foreign economic and competitive conditions in markets served by the company, particularly the defense, commercial aviation and industrial production markets; 5) risks associated with successful implementation and ramp up of significant new programs; 6) management's success in resolving operational issues at the Aerostructures Wichita facility;  7)successful negotiation of the Sikorsky Canadian MH-92  program; 8) successful resale of the SH-2G(I) aircraft, equipment and spare parts;   9) receipt and successful execution of production orders for the JPF U.S. government contract, including the exercise of all contract options and receipt of orders from allied militaries, as all have been assumed in connection with goodwill impairment evaluations; 10) satisfactory resolution of the company’s litigation relating to the FMU-143 program; 11) continued support of the existing K-MAX helicopter fleet, including sale of existing K-MAX spare parts inventory; 12) cost growth in connection with environmental remediation activities at the Bloomfield, Moosup and New Hartford, CT facilities and our U.K. facilities; 13) profitable integration of acquired businesses into the company's operations; 14) changes in supplier sales or vendor incentive policies; 15) the effects of price increases or decreases; 16) the effects of pension regulations, pension plan assumptions and future contributions; 17) future levels of indebtedness and capital expenditures; 18) continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs for such items; 19) the effects of currency exchange rates and foreign competition on future operations; 20) changes in laws and regulations, taxes, interest rates, inflation rates and general business conditions; 21) future repurchases and/or issuances of common stock; and 22) other risks and uncertainties set forth in the company's annual, quarterly and current reports, and proxy statements. Any forward-looking information provided in this report should be considered with these factors in mind. The company assumes no obligation to update any forward-looking statements contained in this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities

The following table provides information about purchases of Common Stock by the Company during the three months ended July 3, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan

April 4, 2009 – May 1, 2009	-	$-	-	1,130,389
May 2, 2009 – May 29, 2009	-	-	-	1,130,389
May 30, 2009 – July 3, 2009	-	-	-	1,130,389
Total	-		-

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

KAMAN CORPORATION
Registrant

Date: August 6, 2009	By:	/s/ Neal J. Keating
Neal J. Keating
Chairman, President and
Chief Executive Officer
(Duly Authorized Officer)

Date: August 6, 2009	By:	/s/ William C. Denninger
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