Form 10-Q
period 2009-10-02
KAMAN CORP
filed 2009-11-05
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2009

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
Yes           ☐           No           ☒

At October 30, 2009, there were 25,750,386 shares of Common Stock outstanding.

PART I

Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts) (Unaudited)

	October 2,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$16,620	$8,161
Accounts receivable, net	145,146	173,847
Inventories	280,070	255,817
Deferred income taxes	20,648	23,851
Income taxes receivable	936	3,450
Other current assets	20,931	21,390
Total current assets	484,351	486,516
Property, plant and equipment, net	79,884	79,476
Goodwill	87,501	83,594
Other intangibles assets, net	28,759	28,211
Deferred income taxes	71,143	71,926
Other assets	21,517	12,890
Total assets	$773,155	$762,613

Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable	$1,669	$1,241
Current portion of long-term debt	5,000	5,000
Accounts payable – trade	72,597	84,059
Accrued salaries and wages	20,952	21,104
Accrued pension costs	1,107	5,878
Accrued contract losses	1,044	9,714
Advances on contracts	2,142	10,612
Other accruals and payables	43,164	40,105
Income taxes payable	535	1,464
Total current liabilities	148,210	179,177
Long-term debt, excluding current portion	72,038	87,924
Deferred income taxes	8,241	7,926
Liability for pension benefits	165,070	168,148
Due to Commonwealth of Australia	33,434	-
Other long-term liabilities	46,337	45,167
Commitments and contingencies
Shareholders' equity:
Capital stock, $1 par value per share:
Preferred stock, 200,000 shares authorized; none outstanding	-	-
Common stock, 50,000,000 shares authorized, 25,731,931 and
25,514,525 shares issued, respectively	25,732	25,515
Additional paid-in capital	88,547	85,073
Retained earnings	297,410	283,789
Accumulated other comprehensive income (loss)	(111,332)	(119,658)
Less 48,182 and 43,907 shares of common stock, respectively,
held in treasury, at cost	(532)	(448)
Total shareholders’ equity	299,825	274,271
Total liabilities and shareholders’ equity	$773,155	$762,613

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008

Net sales	$289,901	$335,133	$877,159	$937,199
Cost of sales	213,209	246,260	644,301	685,463
Gross profit	76,692	88,873	232,858	251,736

Selling, general and administrative expenses	62,023	64,726	192,659	191,198
Goodwill impairment	-	-	-	7,810
Net (gain)/loss on sale of assets	3	(301)	(37)	(94)
Operating income from continuing operations	14,666	24,448	40,236	52,822
Interest expense, net	1,270	1,341	3,909	2,336
Other expense, net	621	1,977	1,235	1,906

Earnings from continuing operations
before income taxes	12,775	21,130	35,092	48,580
Income tax expense	3,151	7,600	10,698	20,092
Net earnings from continuing operations	9,624	13,530	24,394	28,488

Gain on disposal of discontinued operations	-	-	-	506
Income tax expense	-	-	-	183
Net earnings from disposal of discontinued operations	-	-	-	323

Net earnings	$9,624	$13,530	$24,394	$28,811

Net earnings per share:
Basic earnings per share
from continuing operations	$0.37	$0.53	$0.95	$1.13
Basic earnings per share
from disposal of discontinued operations	-	-	-	0.01
Basic earnings per share	$0.37	$0.53	$0.95	$1.14

Diluted earnings per share
from continuing operations	$0.37	$0.53	$0.95	$1.12
Diluted earnings per share
from disposal of discontinued operations	-	-	-	0.01
Diluted earnings per share	$0.37	$0.53	$0.95	$1.13

Average shares outstanding:
Basic	25,672	25,405	25,615	25,321
Diluted	25,831	25,548	25,717	25,479

Dividends declared per share	$0.14	$0.14	$0.42	$0.42

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Nine Months Ended
	October 2,	September 26,
	2009	2008
Cash flows from operating activities:
Net earnings from continuing operations	$24,394	$28,488
Adjustments to reconcile net earnings from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	11,802	9,056
Provision for doubtful accounts	175	(23)
Net (gain) loss on sale of assets	(37)	(94)
Loss on change in Australian Payable, net of gain on derivative instruments	1,497	-
Goodwill impairment	-	7,810
Share-based compensation expense	2,406	1,971
Excess tax benefit from share-based compensation arrangements	(96)	(348)
Deferred income taxes	3,700	1,783
Changes in assets and liabilities, excluding effects of acquisitions/divestures:
Accounts receivable, net	(10,797)	(37,908)
Inventories	30,084	(24,906)
Income tax receivable	2,514	-
Other current assets	777	2,820
Accounts payable - trade	(10,610)	4,956
Accrued contract losses	(2,605)	926
Advances on contracts	61	-
Accrued expenses and payables	1,762	(11,115)
Income taxes payable	(1,118)	(10,894)
Pension liabilities	(4,971)	(8,722)
Other long-term liabilities	(438)	(2,279)
Cash provided by (used in) operating activities of continuing operations	48,500	(38,479)
Cash provided by (used in) operating activities of discontinued operations	-	(183)
Cash provided by (used in) operating activities	48,500	(38,662)

Cash flows from investing activities:
Proceeds from sale of assets	51	122
Net proceeds from the sale of discontinued operations	-	447
Expenditures for property, plant & equipment	(8,869)	(9,995)
Acquisition of businesses including earn out adjustments, net of cash acquired	(576)	(100,168)
Other, net	(1,735)	(2,277)
Cash provided by (used in) investing activities	(11,129)	(111,871)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit agreements	(11,892)	88,263
Debt repayment	(3,750)	-
Net change in book overdraft	(1,637)	8,723
Proceeds from employee stock plan transactions	1,333	3,359
Dividends paid	(10,742)	(10,615)
Windfall tax benefit	96	348
Payment of debt issuance costs	(3,401)	-
Other	133	1,641
Cash provided by (used in) financing activities	(29,860)	91,719

Net increase (decrease) in cash and cash equivalents	7,511	(58,814)
Effect of exchange rate changes on cash and cash equivalents	948	(250)
Cash and cash equivalents at beginning of period	8,161	73,898
Cash and cash equivalents at end of period	$16,620	$14,834

See accompanying notes to the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and nine months ended October 2, 2009 and September 26, 2008
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

During the second quarter of 2009, the Company implemented modifications to its system of reporting, resulting from changes to its internal organization over the preceeding year, which changed its reportable segments to Industrial Distribution and Aerospace. The Company previously had five reportable business segments, Industrial Distribution and four Aerospace segments. See Note 16, Segment Information, for further discussion of the change in the Company’s segments.

The company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The third quarter for 2009 and 2008 ended on October 2, 2009 and September 26, 2008, respectively.

2. RECENT ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification TM (Codification) which became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. The Codification is effective for interim and annual reporting periods ending after September 15, 2009. The adoption of the Codification did not have an impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued guidance which established principles and requirements for recognition and disclosure of subsequent events. In particular, it sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. This guidance is to be applied to the accounting for and disclosure of subsequent events not addressed in other applicable GAAP and is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of these principles and requirements did not have an impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance which amends the provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The guidance eliminated the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria for business combinations. The guidance is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The nature and magnitude of the specific effects of this guidance, if any, on the Company’s future results of operations will depend upon the nature and magnitude of any contingencies associated with future acquisitions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months and nine months ended October 2, 2009 and September 26, 2008
(Unaudited)

3. ADDITIONAL CASH FLOW INFORMATION

Cash payments for interest were $4.2 million and $2.8 million for the nine months ended October 2, 2009, and September 26, 2008, respectively. Cash payments for income taxes, net of refunds, for the same periods were $4.8 million and $28.1 million, respectively.

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

4. ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following (in thousands):

	October 2,	December 31,
	2009	2008

Trade receivables	$74,799	$77,071
U.S. Government contracts:
Billed	37,386	28,361
Costs and accrued profit – not billed	5,359	2,450
Commercial and other government contracts:
Billed	28,623	26,845
Costs and accrued profit – not billed	1,442	41,292
Less allowance for doubtful accounts	(2,463)	(2,172)
Accounts receivable, net	$145,146	$173,847

Accounts receivable, net also includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $0.9 million and $2.9 million at October 2, 2009 and December 31, 2008, respectively. The Company records revenue associated with these matters only when recovery can be estimated reliably and realization is probable.

On February 12, 2009, the unbilled receivables associated with the SH-2G(A) program were $40.6 million and the balance of amounts received as advances on this contract were $8.6 million. These balances, totaling a net $32.0 million, were eliminated in connection with the transfer of the Australian program inventory and equipment to the Company. See Note 7, Inventories, for further discussion.

5. FAIR VALUE MEASUREMENTS

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

The Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires us to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months and nine months ended October 2, 2009 and September 26, 2008
(Unaudited)

5. FAIR VALUE MEASUREMENTS (Continued)

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine their fair value at the measurement date (in thousands):

	Total Carrying		Significant other	Significant
	Value at	Quoted prices in	observable	unobservable
	October 2,	active markets	inputs	inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Derivative instruments	$5,895	$-	$5,895	$-
Total Assets	$5,895	$-	$5,895	$-

Derivative instruments	$610	$-	$610	$-
Total Liabilities	$610	$-	$610	$-

The Company’s derivative instruments are limited to foreign exchange contracts and interest rate swaps that are measured at fair value using observable market inputs such as forward rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy and have been included in other current assets, other assets and other long-term liabilities on the Condensed Consolidated Balance Sheet at October 2, 2009. Based on the continued ability to trade and enter into forward contracts and interest rate swaps, we consider the markets for our fair value instruments to be active.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined, that as of October 2, 2009, such credit risks have not had an adverse impact on the fair value of these instruments.

6. DERIVATIVE FINANCIAL INSTRUMENTS

On January 1, 2009, the Company adopted guidance which amends and expands the disclosure requirements for derivative instruments and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.

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

Derivatives Designated as Cash Flow Hedges

The Company’s Term Loan Credit Agreement (“Term Loan”) contains floating rate obligations and is subject to interest rate fluctuations. During the first quarter of 2009, the Company entered into interest rate swap agreements for the purposes of hedging the eight quarterly variable-rate interest payments on its Term Loan due in 2010 and 2011. These interest rate swap agreements are designated as cash flow hedges and are intended to manage interest rate risk associated with the Company’s variable-rate borrowings and minimize the impact of interest rate fluctuations on the Company’s earnings and cash flows attributable to changes in LIBOR rates. The Company will include in earnings amounts previously included in accumulated other comprehensive income upon payment of its eight quarterly variable-rate interest payments.

The Company holds forward exchange contracts designed to hedge forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on the Company’s earnings and cash flows. Some of these contracts are designated as cash flow hedges. The Company will include in earnings amounts previously included in accumulated other comprehensive income upon recognition of cost of sales related to the underlying transaction.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months and nine months ended October 2, 2009 and September 26, 2008
(Unaudited)

6. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Derivatives Designated as Cash Flow Hedges - continued

The following table shows the fair value of derivative instruments designated as cash flow hedging instruments (in thousands):

		Fair Value
	Balance Sheet	October 2,	December 31,	Notional
	Location	2009	2008	Amount
Derivative Assets
Foreign exchange contracts (a)	Other current assets	$-	$212	933 Euro
Foreign exchange contracts (b)	Other assets	-	779	36,516 Australian Dollars
Total		$-	$991

Derivative Liabilities
Interest rate swap contracts	Other liabilities	$527	$-	$40,000 - $45,000
Total		$527	$-

(a) Forward exchange contracts dedesignated on July 4, 2009. See information below for fair value after dedesignation.
(b) Forward exchange contracts dedesignated on February 12, 2009. See information below for fair value after dedesignation.

The following table shows the gain or (loss) recognized in other comprehensive income for derivatives designated as cash flow hedges (in thousands):

	For the three months ended		For the nine months ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008

Foreign exchange contracts (a)	$-	$-	$(37)	$-
Foreign exchange contracts (b)	-	-	(1,941)	-
Interest rate swap contracts	(360)	-	(527)	-
Total	$(360)	$-	$(2,505)	$-

(a)	Forward exchange contract dedesignated on July 4, 2009. See information below for amounts recognized in the Condensed Consolidated Statement of Operations after dedesignation.
(b)	Forward exchange contract dedesignated on February 12, 2009. See information below for amounts recognized in the Condensed Consolidated Statement of Operations after dedesignation.

During the three months and nine months ended October 2, 2009, the loss reclassified to income from other comprehensive income for derivative instruments designated as cash flow hedges was not material. No amounts were reclassified from other comprehensive income for the three months or nine months ended September 26, 2008. Over the next twelve months, the Company expects to reclassify income of approximately $0.1 million from other comprehensive income.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months and nine months ended October 2, 2009 and September 26, 2008
(Unaudited)

6. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Derivatives Designated as Cash Flow Hedges - continued

During the three months and nine months ended October 2, 2009, the gain recorded in other income for the ineffective portion of derivative instruments designated as cash flow hedges was not material. No such amounts were recorded for the three months or nine months ended September 26, 2008.

Derivatives Not Designated as Hedging Instruments

The following table shows the fair value of derivative instruments not designated as hedging instruments (in thousands):

		Fair Value
	Balance Sheet	October 2,	December 31,	Notional
	Location	2009	2008	Amount
Derivative Assets
Foreign exchange contracts	Other current assets	$39	$-	$275
Foreign exchange contracts	Other current assets	142	-	933 Euro
Foreign exchange contracts	Other assets	5,714	-	36,516 Australian Dollars
Total		$5,895	$-

Derivative Liabilities
Foreign exchange contracts	Other current liabilities	$83	$-	$1,900
Total		$83	$-

On February 12, 2009, the Company dedesignated the forward contract it had entered into to hedge $36.5 million (AUD) of its $39.5 million (AUD) future minimum required payments to the Commonwealth of Australia. At October 2, 2009, the U.S. dollar value of the $36.5 million (AUD) payable was $31.6 million.

On July 4, 2009, the Company dedesignated the forward contract it had entered into to hedge future Euro obligations, due to a change in the timing of those payments.

The following table shows the location and amount of the gain or (loss) recognized on the Condensed Consolidated Statements of Operations for derivatives not designated as hedge instruments (in thousands):

		For the three months ended		For the nine months ended
	Income Statement	October 2,	September 26,	October 2,	September 26,
	Location	2009	2008	2009	2008
Derivative Assets
Foreign exchange contracts	Other expense, net	$(3)	$-	$38	$-
Foreign exchange contracts	Other expense, net	42	-	42	-
Foreign exchange contracts	Other expense, net	2,035	-	6,607	-
Total		$2,074	$-	$6,687	$-

Derivative Liabilities
Foreign exchange contracts	Other expense, net	$(85)	$-	$(85)	$-
Total		$(85)	$-	$(85)	$-

For the three months and nine months ended October 2, 2009, the Company recorded expense of $2.5 million and $7.8 million, respectively, to other expense related to the change in the value of the previously hedged $36.5 million (AUD) payable.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months and nine months ended October 2, 2009 and September 26, 2008
(Unaudited)

6. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Hedges of a Net Investment in Foreign Operations

The Company also maintains an approximately $7.6 million Euro note, part of the revolving credit facility, which qualifies and has been designated as an effective hedge against the Company’s investment in its German subsidiary (RWG).  The U.S. dollar value of the Euro note at October 2, 2009, was $11.1 million.

The following table shows the amount of the cumulative translation gain or (loss) recorded in other comprehensive income (in thousands):

		For the three months ended		For the nine months ended
		October 2,	September 26,	October 2,	September 26,
	Location	2009	2008	2009	2008

Euro note	Cumulative Translation Adjustment	$448	$(895)	$656	$(116)
Total		$448	$(895)	$656	$(116)

The Company did not reclassify any amounts from other comprehensive income to earnings during the three or nine months ended October 2, 2009 or September 26, 2008. Over the next twelve months, the Company does not expect to reclassify any amounts from other comprehensive income.

7. INVENTORIES

Inventories consist of the following (in thousands):

	October 2,	December 31,
	2009	2008

Merchandise for resale	$88,882	$106,757
Contracts and other work in process	172,099	130,299
Finished goods	19,089	18,761
Total	$280,070	$255,817

K-MAX® inventory of $24.1 million and $23.6 million as of October 2, 2009 and December 31, 2008, respectively, is included in other work in process and finished goods. Management believes that a significant portion of this K-MAX inventory will be sold after October 2, 2010, based upon the anticipation of supporting the fleet for the foreseeable future.

Inventories also include amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $11.4 million and $10.0 million at October 2, 2009 and December 31, 2008, respectively. The Company records revenue associated with these matters only when recovery can be estimated reliably and realization is probable.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months and nine months ended October 2, 2009, and September 26, 2008
(Unaudited)

7. INVENTORIES (Continued)

Management believes that a significant portion of this inventory will be sold after October 2, 2010, based upon the time needed to market the aircraft and prepare them for sale. For more information on the SH-2G(A) inventory see Note 12, Commitments and Contingencies.

8. ACCRUED CONTRACT LOSSES

The following is a summary of activity and balances associated with accrued contract losses (in thousands):

Balance at December 31, 2008	$9,714
Additions to accrual	1,846
Costs incurred	(1,913)
Release to income	(2,531)
Elimination of Australian loss accrual	(6,072)
Balance at October 2, 2009	$1,044

The transfer of ownership of the SH-2G(A) Super Seasprite program inventory and equipment effectively ended the associated production and service contracts. As a result, accrued contract losses of $6.1 million were eliminated.

9. ENVIRONMENTAL COSTS

The following table displays the activity and balances associated with accruals related to environmental costs included in other accruals and payables and other long-term liabilities (in thousands):

Balance at December 31, 2008	$16,136
Additions to accrual	547
Payments	(1,050)
Changes in foreign currency	204
Balance at October 2, 2009	$15,837

For further discussion of these matters see Note 12, Commitments and Contingencies.

10. PENSION PLANS

Components of net pension cost for the qualified pension plan and Supplemental Employees’ Retirement Plan (SERP) are as follows (in thousands):

	Qualified Pension Plan		SERP
	For the three months ended		For the three months ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008

Service cost for benefits earned	$3,356	$3,069	$97	$184
Interest cost on projected
benefit obligation	7,616	7,338	253	443
Expected return on plan assets	(7,904)	(8,681)	-	-
Effect of settlement	-	-	-	1,381
Net amortization and deferral	871	15	(168)	209
Net pension cost	$3,939	$1,741	$182	$2,217

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months and nine months ended October 2, 2009 and September 26, 2008
(Unaudited)

10. PENSION PLANS (Continued)

	Qualified Pension Plan		SERP
	For the nine months ended		For the nine months ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008

Service cost for benefits earned	$10,068	$9,207	$292	$553
Interest cost on projected
benefit obligation	22,847	22,014	759	1,232
Expected return on plan assets	(23,712)	(26,043)	-	-
Effect of settlement	-	-	767	2,387
Net amortization and deferral	2,613	46	(504)	915
Net pension cost	$11,816	$5,224	$1,314	$5,087

For the 2009 plan year, the Company contributed $10.9 million to the qualified pension plan in April 2009 and does not expect to make any further contributions for this plan year. In the first quarter of 2009, the Company also made a $1.7 million contribution to the qualified pension plan for the 2008 plan year. For the 2009 plan year, the Company expects to make payments of $5.7 million for the SERP of which $0.3 million and $5.5 million were made in the three months and nine months ended October 2, 2009, respectively.

11.  CREDIT ARRANGEMENTS

On September 17, 2009, the Company entered into a three-year $225 million senior secured revolving credit facility with co-lead arrangers Bank of America, The Bank of Nova Scotia, and RBS Citizens and a syndicate of lenders (“Revolving Credit Agreement”), which replaced its then existing $200 million senior revolving credit facility which was due to expire on August 5, 2010 (the “Former Revolving Credit Agreement”). The Revolving Credit Agreement includes an “accordion” feature that allows the Company to increase the aggregate amount available to $300 million, subject to additional commitments from lenders. The Revolving Credit Agreement may be used for working capital, letters of credit and other general corporate purposes, including acquisitions.

The Revolving Credit Agreement permits the Company to pay cash dividends. The lenders have been granted a security interest in substantially all of the Company’s personal property and the other assets (excluding real estate) including those of its domestic subsidiaries and a pledge of 66% of the Company’s equity interest in certain foreign subsidiaries and 100% of the Company’s equity interest in its domestic subsidiaries, as collateral for the Company’s obligations under the Revolving Credit Agreement. At October 2, 2009, there was $70.7 million outstanding under the Revolving Credit Agreement, with $154.3 million available for borrowing, including letters of credit. Letters of credit are considered borrowings for purposes of the Revolving Credit Agreement. A total of $39.9 million in letters of credit was outstanding under the Revolving Credit Agreement at October 2, 2009, $34.1 million of which was related to the guaranteed minimum payments to Australia in connection with the ownership transfer of the 11 SH-2G(A) helicopters (along with spare parts and associated equipment). At December 31, 2008, there was $70.6 million outstanding under the Former Revolving Credit Agreement, with $129.4 million available for borrowing, including letters of credit. A total of $27.7 million in letters of credit was outstanding under the Former Revolving Credit Agreement at December 31, 2008, $20.4 million of which was related to the Australian SH-2G(A) Super Seasprite Program.

Interest rates on amounts outstanding under the Revolving Credit Agreement are variable, and are determined based on the Consolidated Senior Secured Leverage Ratio, as defined in the Revolving Credit Agreement. At October 2, 2009, the interest rate for the outstanding amounts on the Revolving Credit Agreement was 3.80%. In addition, the Company is required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.50% to 0.75% per annum, based on the Consolidated Senior Secured Leverage Ratio. Fees for outstanding letters of credit range from 2.75% to 4.50%, based on the Consolidated Senior Secured Leverage Ratio.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months and nine months ended October 2, 2009 and September 26, 2008
(Unaudited)

11.  CREDIT ARRANGEMENTS (Continued)

On October 29, 2008, the Company executed a Term Loan Credit Agreement (“Term Loan Agreement”). The Term Loan Agreement, which is in addition to the Revolving Credit Agreement, is a $50 million facility with a four-year term, including quarterly payments of principal at the rate of 2.5% with 62.5% of the initial aggregate principal payable in the final quarter.  The Company may increase the term loan, by up to an aggregate of $50 million with additional commitments from the banks or new commitments from acceptable financial institutions.  In conjunction with the entry into the Revolving Credit Agreement on September 17, 2009, the Term Loan Agreement was amended to allow for security interests and financial covenants consistent with those defined in the Revolving Credit Agreement. As of October 2, 2009 and December 31, 2008, $46.3 million and $50.0 million was outstanding, respectively, on the Term Loan Agreement.

Facility fees and interest rates under the Term Loan Agreement are determined on the basis of our credit rating from Standard & Poor's. In April 2009, Standard & Poor's re-affirmed our rating as investment grade BBB- with an outlook of stable. Under the terms of the current Term Loan Agreement, if this rating should decrease, the effect would be to increase facility fees as well as the interest rates charged.

The financial covenants associated with the Revolving Credit Agreement and Term Loan Agreement include a requirement that i) the ratio of Consolidated Senior Secured Indebtedness to EBITDA, as defined in the Revolving Credit Agreement, cannot be greater than 3.00 to 1.00, ii) the ratio of Consolidated Total Indebtedness to EBITDA, as defined in the Revolving Credit Agreement, cannot be greater than 3.50 to 1.00, and iii) the ratio of (a) EBITA, as defined in the Revolving Credit Agreement, to the sum of (i) net interest expense, (ii) the aggregate principal amount of all regularly scheduled principal payments of outstanding indebtedness for borrowed money, (iii) all dividends or other distributions with respect to any equity interests of the Company and (iv) the aggregate amount of Federal, state, local, and foreign income taxes paid in cash cannot be less than 1.05 to 1.00 for any measurement period between September 17, 2009 – March 31, 2011, 1.25 to 1.00 for any measurement period between April 1, 2011 to September 30, 2011 or 1.35 to 1.00 for any measurement period on or after October 1, 2011. The Company was in compliance with those financial covenants as of and for the quarter ended October 2, 2009 and management does not anticipate noncompliance in the foreseeable future.

The Company incurred $3.4 million in debt issuance costs in connection with the Revolving Credit Agreement and Term Loan Agreement amendment. These costs have been capitalized and will be amortized over the term of the facility. Total amortization expense for the three months and nine months ended October 2, 2009 was $0.1 million and $0.3 million, respectively. Total amortization expense related to the Former Revolving Credit Agreement for the three months and nine months ended September 26, 2008 was approximately $0.1 million and $0.2 million, respectively.

12. COMMITMENTS AND CONTINGENCIES

Legal Matters

There continue to be two warranty-related matters that impact the FMU-143 program at the Aerospace segment’s Orlando facility (“Orlando Facility”). The items involved are an impact switch embedded in certain bomb fuzes that was recalled by a supplier and an incorrect version of a part, called a bellows motor, found to be contained in bomb fuzes manufactured for the U.S. Army utilizing systems which originated before the Orlando Facility was acquired by the Company. The U.S. Army Sustainment Command (“USASC”), the procurement agency that administers the FMU-143 contract, had authorized warranty rework for the bellows motor matter in late 2004/early 2005; however, the Company was not permitted to finish the rework due to issues raised by the USASC primarily related to administrative matters and requests for verification of the accuracy of test equipment (which accuracy was subsequently verified).

In late 2006, the USASC informed the Company that it was changing its remedy under the contract from performance of warranty rework to an "equitable adjustment" to the contract price. The Company responded, explaining its view that it had complied with contract requirements. In June 2007, the USASC affirmed its position and gave instructions for disposition of the subject fuzes, including both the impact switch and bellows motor-related items, to a Navy facility and the Company complied with that direction. In April 2009, the United States Government (“USG”) notified the Company that it was contemplating civil litigation, alleging liability associated with this matter, including specific claims of about $6.0 million (treble damages) in connection with allegedly "false claims" by the Company for payment for fuzes containing the incorrect version of the part and $3.0 million in connection with rework. The Company believes that the allegations are unfounded and will vigorously defend itself in the event such a suit is brought, which has not occurred to date. By letter dated July 16, 2009, USASC informed the Company that it also demands payment of $9.8 million under the contract related to warranty rework. The Company has filed an appeal before the Armed Services Board of Contract Appeals (the "Board") contesting the substance and amount of the USASC claims.  At October 2, 2009, the Company had no amount accrued for this demand.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months and nine months ended October 2, 2009 and September 26, 2008
(Unaudited)

12. COMMITMENTS AND CONTINGENCIES (Continued)

Legal Matters - continued

As reported previously, a separate contract dispute between the Orlando Facility and the USASC relative to the FMU-143 fuze program is now in litigation. The USASC has basically alleged the existence of latent defects in certain fuzes due to unauthorized rework during production and has sought to revoke their acceptance. Management believes that the Orlando Facility has performed in accordance with the contract and it is the government that has materially breached its terms in several ways; as a result, during the fourth quarter of 2007, the Company cancelled the contract and, in January 2008, commenced litigation before the Board requesting a declaratory judgment that the cancellation was proper. At about the same time, the USASC notified the Company that it was terminating the contract for default, making the allegations noted above, and the Company filed a second complaint with the Board appealing that termination decision.  The litigation process continues. In the same July 2009 letter referenced above, USASC also demanded for these alleged latent defects a repayment by the Company of $5.7 million. The Company also contests this demand and has filed an appeal before the Board. At October 2, 2009, the Company had no amount accrued for these matters as it believes that the likelihood of an adverse outcome to this litigation is remote.

Revenue Sharing Agreement with the Commonwealth of Australia

As previously reported, the Company has agreed to share proceeds from its sale of the former SH-2G (A) aircraft (along with spare parts and associated equipment) with the Commonwealth of Australia on a predetermined basis.   Total payments of at least $39.5 million (AUD) will be made to the Commonwealth regardless of sales, with at least $26.7 million (AUD) to be paid by March 2011, and, to the extent cumulative payments have not yet reached $39.5 million (AUD), additional payments of $6.4 million (AUD) each in March of 2012 and 2013. In late 2008, the Company entered into forward contracts for the purpose of hedging these required payments. These contracts allow the Company to settle $36.5 million (AUD) of the $39.5 million (AUD) required payments for a total of $23.7 million in 2011, 2012 and 2013.  See Note 6, Derivative Financial Instruments, for further discussion of these instruments. In addition, to secure these payments, the Company has provided the Commonwealth with a $39.5 million (AUD) unconditional letter of credit, which will be reduced as such payments are made. At October 2, 2009, the Company has made required payments of $0.9 million (AUD). As of that date, the U.S. dollar value of the remaining $38.6 million (AUD) required payment was $33.4 million.

Other Matters

Moosup

The Connecticut Department of Environmental Protection (“CTDEP”) has given the Company approval for reclassification of groundwater in the vicinity of the Moosup, CT facility consistent with the character of the area. This facility is currently being held for disposal. The Company has completed the process of connecting neighboring properties to public drinking water in accordance with such approval and in coordination with the CTDEP and local authorities.  Site characterization of the environmental condition of the property, which began in 2008, is continuing.

The total anticipated cost of the environmental remediation activities associated with the Moosup property is $4.1 million, all of which has been accrued. A portion ($0.6 million) of the accrual related to this property is included in other accruals and payables and the balance is included in other long-term liabilities. The total amount paid to date in connection with these environmental remediation activities is $1.8 million. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months and nine months ended October 2, 2009 and September 26, 2008
(Unaudited)

12. COMMITMENTS AND CONTINGENCIES (Continued)

Other Matters – continued

New Hartford

In connection with sale of the Music segment in 2007, the Company assumed responsibility for meeting certain requirements of the Connecticut Transfer Act (the “Transfer Act”) that applied to our transfer of the New Hartford, Connecticut, facility leased by that segment for guitar manufacturing purposes (“Ovation”). Under the Transfer Act, those responsibilities essentially consist of assessing the site's environmental conditions and remediating environmental impairments, if any, caused by Ovation's operations prior to the sale. The site is a multi-tenant industrial park, in which Ovation and other unrelated entities lease space. The environmental assessment process, which began in 2008, is still in process.

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

Bloomfield

In connection with the 2008 purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR, the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and continues the effort to define the scope of the remediation that will be required by the CTDEP. The assumed environmental liability of $10.3 million was determined by taking the undiscounted remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

United Kingdom

In connection with the purchase of Brookhouse Holdings Ltd. (“U.K. Composites”), the Company accrued, at the time of acquisition, £1.6 million for environmental compliance at the facilities. The total amount paid to date in connection with these environmental remediation activities is £0.1 million. The U.S. dollar equivalent of the remaining environmental compliance liability as of October 2, 2009, is $2.4 million. The Company continues to assess the work that may be required, which may result in a change to this accrual.

In December 2008, a workplace accident occurred at one of the Company’s U.K. Composites facilities in which one employee died and another was seriously injured. In accordance with U.K. law, the matter has been the subject of an investigation carried out jointly by Lancashire Police and the Health and Safety Executive (“HSE”) to determine whether criminal charges are appropriate in this case.  Although the Company has not received official notification that the police investigation has ended with no recommendation of criminal charges, it believes that this is the case because the matter has now been transferred to the regional Coroner to conduct an inquest, which is customary in cases where the local police have not sought prosecution. The inquest is preliminarily scheduled for April 2010. Following the inquest, the Company expects that the HSE will conduct proceedings under U.K. Health and Safety legislation. The Company currently estimates that the total potential financial exposure of the U.K. Composites operation with respect to these government proceedings is not likely to be material to our consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months and nine months ended October 2, 2009 and September 26, 2008
(Unaudited)

13. COMPUTATION OF EARNINGS PER SHARE

Effective January 1, 2009, in accordance with guidance issued by the FASB, the Company treats unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents as participating securities in its calculation of earnings per share. The Company is required to apply this accounting retrospectively to all prior periods presented. The inclusion of these securities did not have a material impact on the calculation of earnings per share. The computation of basic earnings per share is based on net earnings divided by the weighted average number of shares of common stock outstanding for each year. The computation of diluted earnings per share includes the common stock equivalency of dilutive options and unvested restricted stock awards granted to employees under the Stock Incentive Plan.

	For the three months ended		For the nine months ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
	(in thousands, except per share amount)
Net Earnings:
Net earnings from continuing operations	$9,624	$13,530	$24,394	$28,488
Net earnings from discontinued
operations, net of tax	-	-	-	323
Net earnings	$9,624	$13,530	$24,394	$28,811

Basic:
Weighted average basic shares outstanding	25,672	25,405	25,615	25,321

Basic earnings per share from
continuing operations	$0.37	$0.53	$0.95	$1.13
Basic earnings per share from
discontinued operations	-	-	-	0.01
Basic earnings per share	$0.37	$0.53	$0.95	$1.14

Diluted:
Weighted average basic shares outstanding	25,672	25,405	25,615	25,321
Weighted average shares issuable on
exercise of dilutive stock options and
unvested restricted stock	159	143	102	158
Weighted average diluted shares outstanding	25,831	25,548	25,717	25,479

Diluted earnings per share from
continuing operations	$0.37	$0.53	$0.95	$1.12
Diluted earnings per share from
discontinued operations	-	-	-	0.01
Diluted earnings per share	$0.37	$0.53	$0.95	$1.13

Excluded from the diluted earnings per share calculation are 634,577 and 675,294 anti-dilutive shares granted to employees, for the three months and nine months ended October 2, 2009, respectively, based on average stock price. Excluded from the diluted earnings per share calculation are 278,517 and 242,260 anti-dilutive shares granted to employees, for the three months and nine months ended September 26, 2008, respectively, based on average stock price.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months and nine months ended October 2, 2009 and September 26, 2008
(Unaudited)

14. SHARE-BASED ARRANGEMENTS

The following table summarizes share-based compensation expense recorded during each period presented (in thousands):

	For the three months ended		For the nine months ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
Stock options	$244	$163	$906	$973
Restricted stock awards	300	234	1,296	1,269
Stock appreciation rights	71	410	22	(426)
Employee stock purchase plan	64	52	182	155
Total share-based compensation	$679	$859	$2,406	$1,971

Stock option activity was as follows:

	For the three months ended		For the nine months ended
	October 2, 2009		October 2, 2009
	Stock Options	Weighted-average exercise price	Stock Options	Weighted-average exercise price
Stock Options outstanding at beginning of period	918,129	$18.31	743,679	$18.81
Granted	-	-	213,210	16.35
Exercised	(4,000)	10.61	(28,560)	14.09
Forfeited or expired	(3,200)	14.14	(17,400)	20.16
Stock Options outstanding at October 2, 2009	910,929	$18.36	910,929	$18.36

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	For the three months ended		For the nine months ended
	October 2,	September 26,	October 2,	September 26,
	2009 *	2008	2009	2008
Expected option term	-	6.5 years	6.5 years	6.5 years
Expected volatility	-	44.4%	47.7%	41.0%
Risk-free interest rate	-	3.4%	2.0%	3.2%
Expected dividend yield	-	1.9%	2.2%	1.8%
Per share fair value of options granted	$-	$8.76	$6.43	$9.70

* There were no stock options granted during the three months ended October 2, 2009.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months and nine months ended October 2, 2009 and September 26, 2008
(Unaudited)

14. SHARE-BASED ARRANGEMENTS (Continued)

Restricted Stock activity was as follows:

	For the three months ended		For the nine months ended
	October 2, 2009		October 2, 2009
	Restricted Stock Awards	Weighted-average grant date fair value	Restricted Stock Awards	Weighted-average grant date fair value
Restricted Stock outstanding at beginning of period	232,404	$22.11	149,794	$26.39
Granted	-	-	122,050	16.07
Vested	(11,000)	30.33	(50,440)	22.02
Forfeited or expired	-	-	-	-
Restricted Stock outstanding at October 2, 2009	221,404	$21.70	221,404	$21.70

Stock Appreciation Rights activity was as follows:

	For the three months ended		For the nine months ended
	October 2, 2009		October 2, 2009
	Stock Appreciation Rights (SAR)	Weighted-average exercise price	Stock Appreciation Rights (SAR)	Weighted-average exercise price
SARs outstanding at beginning of period	21,700	$10.66	39,700	$10.32
Granted	-	-	-	-
Exercised	-	-	(18,000)	9.90
Forfeited or expired	-	-	-	-
SARs outstanding at October 2, 2009	21,700	$10.66	21,700	$10.66

Total cash paid to settle stock appreciation rights (at intrinsic value) during the nine months ended October 2, 2009, was $0.1 million.  No cash was paid to settle stock appreciation rights during the three months ended October 2, 2009. Total cash paid to settle stock appreciation rights (at intrinsic value) during the three and nine months ended September 26, 2008, was $0.3 million and $0.5 million, respectively. SARs are re-evaluated on a quarterly basis using the Black-Scholes valuation model.

15. GOODWILL

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company for the period ended October 2, 2009 (in thousands):

	Balance at			Foreign	Balance at
	December 31,			Currency	October 2,
	2008	Additions	Impairments	Adjustments	2009

Industrial Distribution	$15,615	$21	$-	$(237)	$15,399
Aerospace	67,979	79	-	4,044	72,102
Total	$83,594	$100	$-	$3,807	$87,501

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months and nine months ended October 2, 2009 and September 26, 2008
(Unaudited)

16. SEGMENT INFORMATION

During the second quarter of 2009, the Company implemented modifications to its system of reporting, resulting from changes to its internal organization over the preceding year, which changed its reportable segments. These changes to the internal organization included the creation of the Aerospace Group management team and the establishment of the President of Kaman Aerospace Group, Inc. as the segment manager of the combined Aerospace companies. The Industrial Distribution segment, which has been under the leadership of a segment manager for some time, was not impacted by these changes. Following these changes, the Company determined that it has two reportable segments, Industrial Distribution and Aerospace. These segments are reflective of how the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance. The Company’s CODM is its Chief Executive Officer. Prior period disclosures have been adjusted to reflect the change in reportable segments. Summarized financial information by segment is as follows (in thousands):

	For the three months ended		For the nine months ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
Net sales:
Industrial Distribution	$162,921	$204,275	$495,781	$589,773
Aerospace	126,980	130,858	381,378	347,426
Net sales	$289,901	$335,133	$877,159	$937,199

Operating income:
Industrial Distribution	$3,388	$10,704	$9,232	$29,512
Aerospace	19,906	20,865	56,803	46,920	*
Net gain (loss) on sale of assets	(3)	301	37	94
Corporate expense	(8,625)	(7,422)	(25,836)	(23,704)
Operating income	14,666	24,448	40,236	52,822

Interest expense, net	1,270	1,341	3,909	2,336
Other expense, net	621	1,977	1,235	1,906

Earnings before income taxes	12,775	21,130	35,092	48,580
Income tax expense	3,151	7,600	10,698	20,092
Net earnings from continuing operations	9,624	13,530	24,394	28,488
Net earnings from discontinued operations	-	-	-	323
Net earnings	$9,624	$13,530	$24,394	$28,811

* Includes a non-cash, non-tax-deductible, impairment charge of $7.8 million recorded in the second quarter of 2008.

17. SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Changes in shareholders’ equity for the nine months ended October 2, 2009, were as follows (in thousands):

Balance, December 31, 2008	$274,271
Net earnings	24,394
Change in pension & post-retirement benefit plans, net	1,576
Foreign currency translation adjustment, net	8,310
Unrealized gain (loss) on derivative instruments, net	(1,560)
Dividends declared	(10,772)
Employee stock plans and related tax benefit	1,223
Share-based compensation activity	2,383
Balance, October 2, 2009	$299,825

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months and nine months ended October 2, 2009 and September 26, 2008
(Unaudited)

17. SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Continued)

Total comprehensive income (loss) is shown below (in thousands):

	For the three months ended
	October 2,	September 26,
	2009	2008

Net income	$9,624	$13,530
Change in pension and post-retirement benefit plans,
net of tax of expense of $225 and $579	367	959
Foreign currency translation adjustment,
net of tax benefit of $170 and tax expense of $340	(2,367)	(6,065)
Unrealized gain (loss) on derivative
instruments, net of tax benefit of $133	276	-
Total comprehensive income	$7,900	$8,424

	For the three months ended
	October 2,	September 26,
	2009	2008

Net income	$24,394	$28,811
Change in pension and post-retirement benefit plans,
net of tax of expense of $966 and $1,070	1,576	1,790
Foreign currency translation adjustment,
net of tax benefit of $249 and tax expense of $34	8,310	(4,569)
Unrealized gain (loss) on derivative
instruments, net of tax benefit of $956	(1,560)	-
Total comprehensive income	$32,720	$26,032

Amounts reclassified from other comprehensive income into net income for changes in pension and post-retirement benefit plans were $0.4 million and $1.6 million for the three months and nine months ended October 2, 2009, respectively. Corresponding amounts for the three months and nine months ended September 26, 2008, were $1.0 million and $1.8 million, respectively.

During the three months and nine months ended October 2, 2009, the income reclassified from other comprehensive income for derivative instruments was not material. No amounts were reclassified from other comprehensive income for derivative instruments for the three months or nine months ended September 26, 2008.

The components of accumulated other comprehensive income (loss) are shown below (in thousands):

	As of
	October 2,	December 31,
	2009	2008

Changes in pension and post-retirement benefit plans	$(95,319)	$(96,895)
Foreign currency translation adjustment	(15,257)	(23,567)
Unrealized gain (loss) on derivative instruments	(756)	804
Accumulated other comprehensive income (loss)	$(111,332)	$(119,658)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months and nine months ended October 2, 2009 and September 26, 2008
(Unaudited)

18. INCOME TAXES

	For the three months ended		For the nine months ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008

Effective Income Tax Rate	24.7%	36.0%	30.5%	41.4%

The effective tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the year. The decrease in the effective tax rate for the three months ended October 2, 2009 when compared to the corresponding prior year period is due to the cumulative adjustment of our annualized rate to reflect a one-time tax benefit for foreign exchange losses incurred as part of an international recapitalization, and from a discrete benefit in the quarter due to certain foreign tax incentives.  The decrease in the effective tax rate for the nine months ended October 2, 2009 when compared to the corresponding prior year period is due to the aforementioned tax benefits reflected in the current quarter, as well as the $7.8 million non-tax-deductible goodwill impairment charge taken during the second quarter of 2008. The Company anticipates the full-year effective tax rate for 2009 to be approximately 30-32%.

19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 5, 2009, which represents the date the financial statements were issued. No material subsequent events were identified that are required to be disclosed.

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

MANAGEMENT OVERVIEW

During the third quarter of 2009, we had many positive achievements in a difficult economic environment. We continued to maintain the high quality of earnings from our operations as well as excellent cash flow generation from operations and increased the maximum available borrowings under our credit facility. The increased capacity of our credit facility puts us in a position to take advantage of acquisition opportunities for our business.

Our Aerospace segment sales declined for the quarter; however, this decline was slightly less than we had anticipated. We signed an agreement with Bell Helicopters, expanding on our helicopter subcontract business, and expanded our JPF contract with the U.S. government (“USG”), increasing the contracts value by $6.0 million and improving the near-term profitability of that program. We were also awarded a contract by the U.S. Marine Corps to demonstrate the unmanned K-MAX ® helicopter; if we are ultimately awarded a production contract, this program has the potential to contribute to the Aerospace segment’s growth over the long-term.

Our Industrial Distribution segment had a slight sequential improvement in sales during the quarter, won several new national accounts and improved its margin rate. We are working to expand our existing relationships, pursue new national account business, explore acquisition opportunities, and continue to provide the level of service our customers have come to expect.

OVERVIEW OF BUSINESS

Kaman Corporation is composed of two business segments:

•	Industrial Distribution, the third largest power transmission/motion control industrial distributor in North America.
•	Aerospace, a manufacturer and subcontractor in the international, commercial and military aerospace markets.

The following is a summary of our financial performance and recap of key events that occurred during the three months ended October 2, 2009:

•	Net sales decreased 13.5% and 6.4% for the three months and nine months ended October 2, 2009, respectively, compared to the comparable periods in the prior year.
•	Net earnings from continuing operations decreased 28.9% and 14.4% for the three months and nine months ended October 2, 2009 compared to the comparable periods in the prior year.
•
Diluted earnings per share from continuing operations declined to $0.37 and $0.95 for the three months and nine months ended October 2, 2009, a decrease of 30.2% and 15.2%, respectively, compared to the comparable periods in the prior year.

•
Cash flows provided by operating activities of continuing operations were $48.5 million for the nine months ended October 2, 2009, an increase of $87.0 million when compared to the comparable period in the prior year.

•
On September 17, 2009 we replaced our five-year $200 million revolving credit facility with a new three-year $225 million senior secured revolving credit facility. The new facility includes an “accordion” feature that allows us to increase the aggregate amount available to $300 million with additional commitments from lenders.

•	We were awarded a five-year contract with a potential value of $53 million to build composite helicopter blade skins and skin core assemblies for Bell Helicopters.
•
We were awarded a $0.9 million contract from the U.S. Marine Corps on behalf of Team K-MAX, which includes Lockheed Martin, to demonstrate the ability of the Unmanned K-MAX® helicopter to deliver cargo to troops in extreme environments and at high altitudes.

CONSOLIDATED RESULTS OF OPERATIONS

Net Sales

	For the three months ended		For the nine months ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
	(in thousands)
Net sales	$289,901	$335,133	$877,159	$937,199
$ change	(45,232)	60,277	(60,040)	123,431
% change	(13.5%)	21.9%	(6.4%)	15.2%

The decrease in net sales for the three months ended October 2, 2009 as compared to the comparable period in 2008 was attributable to a decline in organic sales at our Industrial Distribution segment, a slight decline in sales at our Aerospace segment and unfavorable foreign currency exchange rates. The impact of unfavorable foreign currency exchange rates on sales for the three months ended October 2, 2009 was $4.2 million, or 1.4%.

The decrease in net sales for the nine months ended October 2, 2009 as compared to the comparable period in 2008 was attributable to a decline in organic sales at our Industrial Distribution segment and to unfavorable foreign currency exchange rates. These decreases were partially offset by organic sales growth in our Aerospace segment and the addition of $40.4 million in sales for the nine months ended October 2, 2009 from the acquisition of Industrial Supply Corp (“ISC”) in March 2008, the acquisition of Brookhouse Holdings Ltd. (“U.K. Composites”) in June 2008, and the acquisition of Industrial Rubber & Mechanics Incorporated (“INRUMEC”) in October 2008.

Gross Profit

	For the three months ended		For the nine months ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
	(in thousands)
Gross Profit	$76,692	$88,873	$232,858	$251,736
$ change	(12,181)	12,416	(18,878)	25,534
% change	(13.7%)	16.2%	(7.5%)	11.3%
% of net sales	26.5%	26.5%	26.5%	26.9%

Gross profit decreased for the three months ended October 2, 2009 as compared to the comparable period in 2008 primarily due to organic decreases in gross profit at both our segments, partially offset by the addition of gross profit from the acquisition of INRUMEC for the three months ended October 2, 2009. The decrease in gross profit at Industrial Distribution was primarily a result of lower sales volume. The decrease in gross profit at our Aerospace segment was due to the absence of gross profit previously generated from the now terminated Australian helicopter support program and decreased sales volume related to our bearing product lines for the commercial and regional / business jet markets. These decreases were offset to some extent by gross profit generated from the increased shipments on the Joint Programmable Fuze (“JPF”) program and increased Sikorsky subcontract work.

Gross profit decreased for the nine months ended October 2, 2009 as compared to the comparable period in 2008 primarily due to a decrease in gross profit at our Industrial Distribution segment, partially offset by an increase at our Aerospace segment and the addition of gross profit from the acquisitions of ISC, U.K. Composites and INRUMEC. The decrease in gross profit at Industrial Distribution was primarily a result of lower sales volume, while the increase at Aerospace was driven by increased shipments on the Sikorsky BLACKHAWK helicopter cockpit and JPF fuze programs and increased sales of the bearing products for the military markets. These increases were slightly offset by the absence of gross profit previously generated from the now terminated Australian helicopter support program and decreased sales volume related to our bearing product lines for the commercial and regional / business jet markets.

Selling, General & Administrative Expenses (S,G&A)

	For the three months ended		For the nine months ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
	(in thousands)
S,G&A	$62,023	$64,726	$192,659	$191,198
$ change	(2,703)	5,276	1,461	13,772
% change	(4.2%)	8.9%	0.8%	7.8%
% of net sales	21.4%	19.3%	22.0%	20.4%

The decrease in S,G&A for the three months ended October 2, 2009 as compared to the comparable period in 2008 is primarily due to reductions in expenses at our Industrial Distribution segment. These decreases were offset by S,G&A expenses of  INRUMEC, acquired during 2008, and increases in pension expense.

The increase in S,G&A for the nine months ended October 2, 2009 as compared to the comparable period in 2008 is primarily due to the  acquisitions of ISC, U.K. Composites and INRUMEC during 2008 and increases in pension expense, partially offset by the favorable impact of furloughs and a reduction in Supplemental Employees’ Retirement Plan (“SERP”) expense. Furloughs were taken by our Corporate Officers and employees at our Industrial Distribution segment and select operations of our Aerospace segment.

Goodwill Impairment

	For the three months ended		For the nine months ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
	(in thousands)
Goodwill impairment	$-	$-	$-	$7,810

During the second quarter of 2008, the Aerospace Wichita facility lost two of its major contracts and experienced continuing production and quality issues. As a result, we performed an interim test of goodwill for impairment and recorded a non-tax-deductible goodwill impairment charge of $7.8 million. This represented the entire goodwill balance for the reporting unit. No such impairment charge was taken during the three months or nine months ended October 2, 2009. We will perform our annual test of goodwill impairment during the fourth quarter of 2009.

Operating Income

	For the three months ended		For the nine months ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
	(in thousands)
Operating Income	$14,666	$24,448	$40,236	$52,822
$ change	(9,782)	7,440	(12,586)	4,031
% change	(40.0%)	43.7%	(23.8%)	8.3%
% of net sales	5.1%	7.3%	4.6%	5.6%

The decrease in operating income for the three months ended October 2, 2009 compared to the same period in 2008 was primarily driven by a significant decrease in operating income at our Industrial Distribution segment and a slight decrease in operating income at our Aerospace segment and an increase in pension expense.

The decrease in operating income for the nine months ended October 2, 2009 compared to the same period in 2008 was primarily driven by a decrease in operating income at our Industrial Distribution segment and an increase in pension expense offset in part by the absence of the $7.8 million non-tax deductible goodwill impairment charge taken in 2008, a slight increase in Aerospace segment organic operating income and the addition of operating income associated with the acquisition of U.K. Composites.

Interest Expense, Net

	For the three months ended		For the nine months ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
	(in thousands)
Interest Expense, net	$1,270	$1,341	$3,909	$2,336

Net interest expense generally consists of interest charged on the revolving credit facility and other borrowings offset by interest income. The decrease in net interest expense for the three months ended October 2, 2009 compared to the comparable period in 2008 was primarily due to lower total average bank borrowings. The increase in net interest expense for the nine months ended October 2, 2009 compared to the comparable period in 2008 was primarily due to higher total average bank borrowings and lower interest income. The higher average bank borrowings for the nine months ended October 2, 2009 was the result of progressively higher borrowings under the revolving credit agreement and term loan agreement as we funded the three acquisitions completed in 2008.

Effective Income Tax Rate

	For the three months ended		For the nine months ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008

Effective Income Tax Rate	24.7%	36.0%	30.5%	41.4%

The effective tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the year. The decrease in the effective tax rate for the three months ended October 2, 2009 when compared to the corresponding prior year period is due to the cumulative adjustment of our annualized rate to reflect a one-time tax benefit for foreign exchange losses incurred as part of an international recapitalization, and from a discrete benefit in the quarter due to certain foreign tax incentives.  The decrease in the effective tax rate for the nine months ended October 2, 2009 when compared to the corresponding prior year period is due to the aforementioned tax benefits reflected in the current quarter, as well as the $7.8 million non-tax-deductible goodwill impairment charge taken during the second quarter of 2008. We anticipate the full-year effective tax rate for 2009 to be approximately 30-32%.

Other Matters

The Connecticut Department of Environmental Protection (“CTDEP”) has given us approval for reclassification of groundwater in the vicinity of the Moosup, CT facility consistent with the character of the area. This facility is currently being held for disposal. We have completed the process of connecting neighboring properties to public drinking water in accordance with such approval and in coordination with the CTDEP and local authorities. Site characterization of the environmental condition of the property, which began in 2008, is continuing.

The total anticipated cost of the environmental remediation activities associated with the Moosup property is $4.1 million, all of which has been accrued. A portion ($0.6 million) of the accrual related to this property is included in other accruals and payables and the balance is included in other long-term liabilities. The total amount paid to date in connection with these environmental remediation activities is $1.8 million. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, we are unable to estimate the amount of such additional costs, if any, at this time.

In connection with the sale of the Music segment in 2007, we assumed responsibility for meeting certain requirements of the Connecticut Transfer Act (the “Transfer Act”) that applied to our transfer of the New Hartford, Connecticut, facility leased by that segment for guitar manufacturing purposes (“Ovation”). Under the Transfer Act, those responsibilities essentially consist of assessing the site's environmental conditions and remediating environmental impairments, if any, caused by Ovation's operations prior to the sale. The site is a multi-tenant industrial park, in which Ovation and other unrelated entities lease space. The environmental assessment process, which began in 2008, is still in process.

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

In connection with the 2008 purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR, we have assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and we continue the effort to define the scope of the remediation that will be required by the CTDEP. The assumed environmental liability of $10.3 million was determined by taking the undiscounted remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, we are unable to estimate the amount of such additional costs, if any, at this time.

In connection with the purchase of U.K. Composites, we accrued, at the time of acquisition, £1.6 million for environmental compliance at their facilities. The total amount paid to date in connection with these environmental remediation activities is £0.1 million. The U.S. dollar equivalent of the remaining environmental compliance liability as of October 2, 2009, is $2.4 million. We continue to assess the work that may be required, which may result in a change to this accrual.

In December 2008, a workplace accident occurred at our U.K. Composites facility in which one employee died and another was seriously injured. In accordance with U.K. law, the matter has been the subject of an investigation carried out jointly by Lancashire Police and the Health and Safety Executive (“HSE”) to determine whether criminal charges are appropriate in this case.  Although we have not received official notification that the police investigation has ended with no recommendation of criminal charges, we believe that this is the case because the matter has now been transferred to the regional Coroner to conduct an inquest, which is customary in cases where the local police have not sought prosecution. The inquest is preliminarily scheduled for April 2010. Following the inquest, we expect that the HSE will conduct proceedings under U.K. Health and Safety legislation. We currently estimate that the total potential financial exposure of the U.K. Composites operation with respect to these government proceedings is not likely to be material to our consolidated financial statements.

SEGMENT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Industrial Distribution Segment

Outlook

Because of our diverse customer base, our performance tends to track the U.S. Industrial Production Index. This index is impacted by the broader economic environment, which will, from time to time, experience periods of downturn. Although these periods of downturn have historically not lasted for an extended duration, they do have an impact on the near term performance of our business.  We are therefore affected, to a large extent, by the overall business climate for our customer industries and their plant capacity utilization levels, and the effect of pricing spikes and/or supply interruptions for basic commodities such as steel and oil.

During 2009, we have continued to experience the weakness in certain markets and industries that we first encountered in late 2008. While certain markets and products, such as paper manufacturing and food and beverage processing, have been less impacted, other industries have experienced significant declines, including non-metallic mineral products, metal mining, machinery and fabricated metals. This downturn has had a significant impact on our results and we reaffirm our projections for the full year to the high end of the previously disclosed 10% - 15% decline in sales. Additionally, we still anticipate operating margin to be 200 – 250 basis points lower than last year. We continue to take additional actions to mitigate these negative trends through measured and appropriate cost reduction activities, continued focus on pursuit of additional national account business and initiatives aimed at improving both our gross profit rates and operating margins.

Our Strategy

The primary strategies for the Industrial Distribution segment is to:

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

In recent years, we have worked to increase market share in several less cyclical markets including the food and beverage, coal mining and energy industries. We are also expanding our presence in the power generation and utilities markets, two other less cyclical industries. We have been successful in this endeavor, as evidenced by our national account wins, and continue to target these industries. We also continued to build our government business group to service our 5-year contract with the General Services Administration Center for Facilities Maintenance and Hardware (“GSA”) which allows us to supply government agencies with Maintenance, Repair and Operations (“MRO”) organizations products from our major product categories. The first of these contracts was awarded to us during the second quarter of 2009.

Results of Operations

	For the three months ended		For the nine months ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
	(in thousands)
Net sales	$162,921	$204,275	$495,781	$589,773
$ change	(41,354)	26,185	(93,992)	63,667
% change	(20.2%)	14.7%	(15.9%)	12.1%

Operating income	$3,388	$10,704	$9,232	$29,512
$ change	(7,316)	1,659	(20,280)	3,469
% change	(68.3%)	18.3%	(68.7%)	13.3%
% of net sales	2.1%	5.2%	1.9%	5.0%

The decreases in net sales for the three months and nine months ended October 2, 2009 as compared to the comparable periods in 2008 were due to declines of 22.7% and 20.4%, respectively, in organic sales when measured on a same day sales basis. These decreases in organic sales were due to a significant decrease in sales to OEMs and reduced capital spending by MRO customers and an unfavorable foreign currency exchange rate which impacted sales by $1.4 million and $5.5 million for the three months and nine months ended October 2, 2009, respectively. The decrease for the nine months ended was partially offset by the addition of $19.0 million in sales from the acquisitions of ISC and INRUMEC.  By industry there were significant declines in sales in the non-metallic mineral products, metal mining, machinery and fabricated metals industries which were partially offset by slight increases in the food and beverage and paper industries.

Operating income decreased for the three months and nine months ended October 2, 2009 as compared to the comparable periods in 2008 primarily due to the decrease in organic sales volume and the resulting impact on our ability to leverage operating costs. Additionally, operating income was impacted by increases in pension plan expense, employee separation costs and insurance costs. These factors were partially offset by improved gross margin rates and steps taken by management to reduce operating costs. These steps included a business wide furlough and the consolidation of branches and the closure of underperforming branches, which resulted in a reduction in headcount. Additionally, we have closed the U.S. pension plan to new employees of the Industrial Distribution segment, effective June 1, 2009. The savings that resulted from the business wide furlough are nonrecurring and although the other actions have led to increased costs in the near-term, management believes that the long-term reduction in operating costs will assist the Industrial Distribution segment to manage through this economic downturn and emerge as an even more profitable business.

Aerospace Segment

Outlook

Although the military aerospace market has remained relatively stable during 2009, as a result of the downturn in the global economy the commercial markets, including regional / business jets, have not performed at their 2008 levels. The impact of the downturn in the commercial aerospace market on the segment has been mitigated by our existing military work which represents approximately 65% of total Aerospace sales. The segment continues to perform well with third quarter operating profit return on net sales consistent with the second quarter results. Despite the operating performance achievements we have seen thus far in 2009, we anticipate the fourth quarter of 2009 will be challenging. Our bearing product lines will continue to see weakness in the commercial markets and we do not anticipate the performance in the military markets will make up for the entire decline. For the full year, we reaffirm our expectations for revenue to be up 5% to 7% over the prior year with an operating margin in the mid-teens.

Our Strategy

Our strategy for the Aerospace segment is to expand our global market position in the military and commercial markets, while maintaining leadership in product technical performance and application engineering support and staying ahead of the curve in product technology enhancement, lean manufacturing techniques and lead time reduction.

Results of Operations

	For the three months ended		For the nine months ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
	(in thousands)
Net sales	$126,980	$130,858	$381,378	$347,426
$ change	(3,878)	34,092	33,952	59,764
% change	(3.0%)	35.2%	9.8%	20.8%

Operating income	$19,906	$20,865	$56,803	$46,920
$ change	(959)	3,405	9,883	(4,810)
% change	(4.6%)	19.5%	21.1%	(9.3%)
% of net sales	15.7%	15.9%	14.9%	13.5%

Backlog			$420,177	$580,819

Net sales decreased for the three months ended October 2, 2009 as compared to the comparable period in 2008 due to the absence of sales related to the Australian helicopter program support center, a decline in sales of our bearings products for commercial and military platforms, a decrease in sales related to our legacy fuze programs, and an unfavorable change in foreign currency exchange rates which impacted sales by $2.8 million. These decreases were partially offset by increased shipments to the USG and foreign militaries on the JPF program, increased production levels for the Sikorsky BLACKHAWK helicopter cockpit program, increased sales of spares to New Zealand to support their helicopter fleet and increased sales related to our blade erosion coating programs.

Net sales increased for the nine months ended October 2, 2009 as compared to the comparable period in 2008 due to increased sales on our military programs and the incremental contribution of $21.4 million in sales for the nine months ended October 2, 2009 from the acquisition of U.K. Composites. The increase in sales on our military programs was due to increased shipments to the USG and foreign militaries on the JPF program, increased shipments on the Sikorsky BLACKHAWK helicopter cockpit program, additional upgrade work on the Egypt SH-2G(E) helicopter fleet and increased sales of our bearing products for military platforms. These increases were offset by the absence of sales related to the Australian helicopter program support center, a decline in sales of our bearings products for commercial platforms, and an unfavorable change in foreign currency exchange rate. The impact of the unfavorable change in foreign currency exchange rates was $12.2 million, primarily driven by the strengthening of the U.S. Dollar against the Pound Sterling on the current year to date sales of U.K. Composites.

Operating income decreased for the three months ended October 2, 2009 when compared to the comparable period in 2008 due to reduced gross profit generated by our bearing products resulting from the decreased sales volume noted above and a decrease in gross profit from lower volume sales on our legacy fuze programs. These decreases were partially offset by increased shipments of higher gross profit JPF fuzes and higher gross profit on Boeing military work. Additionally, the Aerospace segment continued the cost reduction measures implemented in the second quarter of 2009, designed to improve operating performance.

Operating income increased for the nine months ended October 2, 2009 when compared to the comparable period in 2008 due to the absence of the $7.8 million non-cash, non-tax-deductible, goodwill impairment charge taken in 2008, increased shipments of higher margin JPF fuzes and other legacy fuze programs, the addition of operating income from the acquisition of U.K. Composites, increased sales on the Egypt helicopter upgrade program,  increased sales of spares to New Zealand to support their helicopter fleet and increased shipments on the Sikorsky BLACKHAWK helicopter cockpit program. These increases were partially offset by reduced gross profit generated by our bearing products for commercial platforms resulting from the decreased sales volume noted above. The Aerospace segment has taken measures designed to reduce costs and improve operating performance, such as furloughs at certain operations. These measures helped improve operating income for the segment; however, the benefits received from certain measures implemented in the second quarter of 2009 are non-recurring in nature.

Major Programs/Product Lines

Military Markets

BLACKHAWK

The Sikorsky BLACKHAWK helicopter cockpit program involves the manufacture of cockpits including the installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines, and the composite structure that holds the windscreen for most models of the BLACKHAWK helicopter. Total orders placed to date for this program are 567 cockpits. The potential value of this program is at least $250 million, with deliveries on current orders continuing through 2010. Through October 2, 2009, a total of 400 cockpits have been delivered under this contract.

The segment also performs additional subcontract work involving fuselage joining and installation tasks, blade erosion coating and the production of certain mechanical subassemblies for this helicopter program.

MH-92

The Sikorsky Canadian MH-92 helicopter program includes the manufacture and assembly of composite tail rotor pylons.  Although this program has undergone numerous customer directed design changes causing costs on this program to exceed the proposed price for the contract, management believes these incremental costs are recoverable from the customer. At October 2, 2009, contract price negotiations for this program had not been finalized.

Egypt SH-2G(E)

The segment continues work under a program for depot level maintenance and upgrades for nine Kaman SH-2G(E) helicopters delivered to the Egyptian government during the 1990s. Through October 2, 2009, we are on contract for $50.6 million of work related to maintenance and upgrades. This program has a potential contract value of approximately $92 million.

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

FMU-152 – Joint Programmable Fuze (“JPF”)

We manufacture the JPF fuze, an electro-mechanical bomb safing and arming device, which allows the settings of a weapon to be programmed in flight. During 2009 we entered into a contract modification with the USG for the award of Options 6, 7 and 8 under the company's multi-option JPF contract. The modification provides increased unit prices and quantities for the next three option buys upon exercise and updates the original contract negotiated in 1997. The total value of the Option 6 award is approximately $59 million and deliveries are expected to begin in the second quarter of 2010. Upon exercise, the value of Options 7 and 8 will depend on the quantity selected by the USAF, add-ons, foreign military orders and future funding.

The total value of JPF contracts awarded by the USG from inception of the program through October 2, 2009 is $248.0 million. This value primarily consists of Options 1 through 6 under the original contract and various contract modifications, including a two-phase facilitization contract modification and additional foreign military sales facilitated by the USG, as well as a variety of development and engineering contracts, along with special tooling and test equipment. We expect to continue production under the currently awarded options through 2012.

In 2008, we achieved our desired production level of 6,000 fuzes per quarter and were able to ship JPF fuzes to the USG in required lot sizes, and continued this level of production in 2009. This consistent production capability has allowed us to meet our delivery requirements to the USG and increases our opportunity for sales to foreign customers. Our efforts to sell the JPF to foreign allied militaries are important to the ultimate success of this program and will allow us to generate further market penetration, increase sales and improve profitability.

The facilitization program at our Middletown, CT facility has contributed to our increased production capability and allowed us to improve our quality and efficiency on the JPF program. The facilitization program provided us an opportunity to review production workflow to create greater efficiencies, qualify a second Kaman site for full production and create an enhanced fuze design. During the first nine months of 2009, we passed the final testing and began limited production of the enhanced fuze. The enhanced design is expected to reduce the number of technical issues and allow for a more steady state of production. We believe the value of these initiatives will be more fully realized in the future.

Bearings

Our bearing products are included on military platforms manufactured in North America and Europe. These products are used as original equipment and/or specified as replacement parts by the manufacturers. The most significant portion of our sales is derived from the U.S. military platforms, such as the AH-64, C-17 and F/A-18 aircraft, with additional sales in Europe on the EFA Typhoon. These products are primarily proprietary self-lubricating, ball and roller bearings for aircraft flight controls, turbine engines, and landing gear and driveline couplings for helicopters.

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

Airbus

Our U.K. Composites facilities provide composite components for many Airbus platforms. The most significant of these are the A320, A330 and A340. Orders for these components are dependent on the build rate for these various platforms.

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

Bell Helicopters

In September 2009, we were awarded a five-year contract with a potential value of $53 million to build composite helicopter blade skins and skin core assemblies for Bell Helicopters. Under the terms of the contract, we will provide 18 different assemblies for H1, 406, 407, 412, 427, 429, 430 and BA609 aircraft. All work will be performed at our full-service aerospace innovation and manufacturing support center in Bloomfield, Connecticut. Initial deliveries to Bell's Hurst, Texas facility will begin in late 2009. Annual quantities for this program will vary, as they are dependent upon the orders Bell receives from its customers.

Other Matters

SH-2G(I)

As previously reported, we have agreed to share proceeds from the sale of the former SH-2G (A) aircraft (along with spare parts and associated equipment) with the Commonwealth of Australia on a predetermined basis. Total payments of at least $39.5 million (AUD) will be made to the Commonwealth regardless of sales, with at least $26.7 million (AUD) to be paid by March 2011, and, to the extent cumulative payments have not yet reached $39.5 million (AUD), additional payments of $6.4 million (AUD) each in March of 2012 and 2013. In late 2008, we entered into forward contracts for the purpose of hedging these required payments. These contracts allow us to settle $36.5 million (AUD) of the $39.5 million (AUD) required payments for a total of $23.7 million in 2011, 2012 and 2013. See Note 6, Derivative Financial Instruments, in the notes to the condensed consolidated financial statements for further discussion of these instruments. In addition, to secure these payments the Company has provided the Commonwealth with a $39.5 million (AUD) unconditional letter of credit, which will be reduced as such payments are made. At October 2, 2009, we had made required payments of $0.9 million (AUD). As of that date, the U.S. dollar value of the remaining $38.6 million (AUD) required payment was $33.4 million.

Sales relative to the SH-2G(A) service center, which had been a meaningful portion of our Aerospace segment’s net sales in recent years, ended at the conclusion of the support center ramp down period, which occurred during the fourth quarter of 2008.

With the successful transfer of the helicopters and related equipment, segment management has attended trade events, obtained 42 marketing licenses required by the USG, begun discussions with 7 foreign governments regarding the sale of the helicopters and received small orders for the spare parts and related equipment.

Warranty and Contract-Related Matters

There continue to be two warranty-related matters that impact the FMU-143 program at the Aerospace segment’s Orlando Facility (“Orlando Facility”). The items involved are an impact switch embedded in certain bomb fuzes that was recalled by a supplier and an incorrect part, called a bellows motor, found to be contained in bomb fuzes manufactured for the U.S. Army utilizing systems which originated before we acquired the Orlando Facility. The U.S. Army Sustainment Command (“USASC”), the procurement agency that administers the FMU-143 contract, had authorized warranty rework for the bellows motor matter in late 2004/early 2005; however, we were not permitted to finish the rework due to issues raised by the USASC primarily related to administrative matters and requests for verification of the accuracy of test equipment (which accuracy was subsequently verified).

In late 2006, the USASC informed us that it was changing its remedy under the contract from performance of warranty rework to an "equitable adjustment" to the contract price. We responded, explaining our view that we had complied with contract requirements. In June 2007, the USASC affirmed its position and gave instructions for disposition of the subject fuzes, including both the impact switch and bellows motor related items, to a Navy facility and we complied with that direction. By letter dated April 24, 2009, the United States Government (“USG”) notified us that it is contemplating litigation against us, alleging liability associated with this matter and including specific claims of about $6.0 million (treble damages) in connection with allegedly "false claims" by us for payment for fuzes containing the incorrect part and $3.0 million in connection with rework.  By letter dated July 16, 2009, USASC informed us that it also demands payment of $9.8 million under the contract related to warranty rework. We believe that the allegations are unfounded and will vigorously defend ourselves should a false claims suit be filed and we will file an appeal before the Armed Services Board of Contract Appeals (the "Board") to contest the monetary demand under the contract. At October 2, 2009, we had no amount accrued for this demand.

As reported previously, a separate contract dispute between the Orlando Facility and the USASC relative to the FMU-143 fuze program is now in litigation. The USASC has basically alleged the existence of latent defects in certain fuzes due to unauthorized rework during production and has sought to revoke their acceptance. We believe that the Orlando Facility has performed in accordance with the contract and it is the government that has materially breached its terms in several ways; as a result, during the fourth quarter of 2007, we cancelled the contract and in January 2008, commenced litigation before the Board requesting a declaratory judgment that the cancellation was proper. At about the same time, the USASC notified us that it was terminating the contract for default, making the allegations noted above, and we filed a second complaint with the Board appealing that termination decision.  The litigation process continues. In the same letter of July 16, 2009, referenced above, USASC also demanded for these alleged latent defects a repayment of $5.7 million. We contest this demand and will file an appeal of it before the Board.  At October 2, 2009, we had no amount accrued for these matters as we believe that the likelihood of an adverse outcome to this litigation is remote.

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

We continue to rely upon bank financing as an important source of support for our business activities including acquisitions. We believe this, when combined with cash generated from operating activities, will be sufficient to support our anticipated liquidity requirements for the foreseeable future. We anticipate a variety of items will have an impact on our liquidity during the next 12 months, aside from our normal working capital requirements. These may include the resolution of any of the matters described in MD&A, including the FMU-143 litigation, the cost sharing arrangement with the Commonwealth of Australia, the cost of existing environmental remediation matters, the U.K. Composites workplace accident and required pension contributions. However, we do not believe any of these matters will lead to a shortage of capital resources or liquidity that would prevent us from continuing with our business operations as expected.

We are watchful of the developments in the credit markets and continuously assess the impact that current economic conditions may have on our operations. The current market may adversely affect the securing and/or pricing of additional financing, if any, that might be necessary to continue with our growth strategy and finance working capital requirements; however, we had success in executing the $225 million Revolving Credit Agreement in the third quarter of 2009 and a $50.0 million Term Loan Credit Agreement late last year.

Additionally, with the significant downturn in the financial markets in 2008, the market value of our pension plan assets has significantly decreased, resulting in higher pension plan contributions and a significant increase in pension expense in 2009. Management continuously monitors the assumptions used in the determination of our benefit obligation and compares them to actual performance. Despite the downturn in the economy, we have recently seen the market value of our pension assets regain some of there previous losses and believe the assumptions selected are valid due to the long-term nature of our benefit obligation. Our required pension contribution for 2010 could be reduced based on the outcome of currently proposed legislation. However, management may make a voluntary contribution to the pension plan in 2010 if the required contribution is reduced. If the downward economic trends continue and/or the proposed legislative relief is not successful, we may experience an increase in our required pension plan contributions in the future.

A summary of our consolidated cash flows from continuing operations is as follows:

	For the nine months ended
	October 2,	September 26,
	2009	2008	2009 vs. 2008
	(in thousands)
Total cash provided by (used in) continuing operations:
Operating activities	$48,500	$(38,479)	$86,979
Investing activities	(11,129)	(111,871)	100,742
Financing activities	(29,860)	91,719	(121,579)
Increase (decrease) in cash from continuing operations	$7,511	$(58,631)	$66,142

Net cash provided by operating activities increased $87.0 million for the nine months ended October 2, 2009 compared to the same period in 2008, primarily due to the following:

•	Improvements in our inventory procurement and management processes.
•	Improvements in the collections of outstanding balances.
•	Decreased payments of taxes, due to the absence of payments made in 2008 related to the sale of our Music segment in the fourth quarter of 2007.
•	Decreased cash outflows associated with incentive compensation in 2009 compared to 2008.

Net cash used in investing activities decreased $100.7 million for the nine months ended October 2, 2009 compared to the same period in 2008. The decrease was primarily attributable to a decrease in cash used for acquisitions in 2008.

Net cash provided by financing activities decreased $121.6 million for the nine months ended October 2, 2009 compared to the same period in 2008. This reflects a decrease in the proceeds from net borrowings under the Revolving Credit Agreement of $100.2 million. These proceeds were used in the prior year to fund our acquisitions.

Financing Arrangements

On September 17, 2009, we entered into a three-year $225 million senior secured revolving credit facility with co-lead arrangers Bank of America, The Bank of Nova Scotia, and RBS Citizens and a syndicate of lenders (“Revolving Credit Agreement”), which replaced our then existing $200 million senior revolving credit facility which was due to expire on August 5, 2010 (the “Former Revolving Credit Agreement”). The Revolving Credit Agreement includes an “accordion” feature that allows us to increase the aggregate amount available to $300 million, subject to additional commitments from lenders. The Revolving Credit Agreement may be used for working capital, letters of credit and other general corporate purposes, including acquisitions.

The Revolving Credit Agreement permits us to pay cash dividends. The lenders have been granted a security interest in substantially all of our personal property and other assets (excluding real estate) including those of our domestic subsidiaries and a pledge of 66% of our equity interest in certain of our foreign subsidiaries and 100% of our equity interest in our domestic subsidiaries, as collateral for our obligations under the Revolving Credit Agreement.

Interest rates on amounts outstanding under the Revolving Credit Agreement are variable and are determined based on the Consolidated Senior Secured Leverage Ratio, as defined in the Revolving Credit Agreement. At October 2, 2009, the interest rate for the outstanding amounts on the Revolving Credit Agreement was 3.80%. In addition, we are required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.50% to 0.75% per annum, based on the Consolidated Senior Secured Leverage Ratio. Fees for outstanding letters of credit range from 2.75% to 4.50%, based on the Consolidated Senior Secured Leverage Ratio.

On October 29, 2008, we executed a Term Loan Credit Agreement (“Term Loan Agreement”). The Term Loan Agreement, which is in addition to our current Revolving Credit Agreement, is a $50 million facility with a four-year term, including quarterly payments of principal at the rate of 2.5% with 62.5% of the initial aggregate principal payable in the final quarter.  We may increase the term loan, by up to an aggregate of $50 million with additional commitments from the banks or new commitments from acceptable financial institutions.  In conjunction with the entry into the Revolving Credit Agreement on September 17, 2009, the Term Loan Agreement was amended to allow for security interests and financial covenants consistent with those defined in the Revolving Credit Agreement.

Facility fees and interest rates under the Term Loan Agreement are determined on the basis of our credit rating from Standard & Poor's. In April 2009, Standard & Poor's re-affirmed our rating as investment grade BBB- with an outlook of stable. We believe this is a favorable rating for a company of our size. Under the terms of the current Term Loan Agreement, if this rating should decrease, the effect would be to increase facility fees as well as the interest rates charged.

The financial covenants associated with the Revolving Credit Agreement and Term Loan Credit Agreement include a requirement that i) the ratio of Consolidated Senior Secured Indebtedness to EBITDA, as defined in the Revolving Credit Agreement, cannot be greater than 3.00 to 1.00, ii) the ratio of Consolidated Total Indebtedness to EBITDA, as defined in the Revolving Credit Agreement, cannot be greater than 3.50 to 1.00, and iii) the ratio of (a) EBITA, as defined in the Revolving Credit Agreement, to the sum of (i) net interest expense, (ii) the aggregate principal amount of all regularly scheduled principal payments of outstanding indebtedness for borrowed money, (iii) all dividends or other distributions with respect to any equity interests of the Company and (iv) the aggregate amount of Federal, state, local, and foreign income taxes paid in cash cannot be less than 1.05 to 1.00 for any measurement period between September 17, 2009 – March 31, 2011, 1.25 to 1.00 for any measurement period between April 1, 2011 to September 30, 2011 or 1.35 to 1.00 for any measurement period on or after October 1, 2011. We were in compliance with those financial covenants as of and for the quarter ended October 2, 2009 and we do not anticipate noncompliance in the foreseeable future.

Total average bank borrowings during the nine months ended October 2, 2009 were $96.9 million, with $154.3 million available for borrowing under the Revolving Credit Agreement, net of letters of credit. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Agreement. A total of $39.9 million in letters of credit was outstanding under the Revolving Credit Agreement at October 2, 2009, $34.1 million of which was related to the guaranteed minimum payments to Australia in connection with the ownership transfer of the 11 SH-2G(A) helicopters (along with spare parts and associated equipment). Total average borrowings for the comparable period in 2008 under the Former Revolving Credit Agreement totaled approximately $48.3 million.

During the first quarter of 2009, we entered into interest rate swap agreements for the purpose of hedging our eight quarterly variable-rate interest payments on the Term Loan Agreement due in 2010 and 2011. These interest rate swap agreements are designated as cash flow hedges and are intended to manage interest rate risk associated with our variable-rate borrowings and minimize the negative impact on our earnings and cash flows of interest rate fluctuations attributable to the changes in LIBOR rates.

Other Sources/Uses of Capital

For the 2009 plan year, we contributed $10.9 million to the qualified pension plan in April 2009 and do not expect to make any further contributions for this plan year. For the 2009 plan year, we expect to make payments of $5.7 million for the SERP, of which payments of $5.5 million were made during the first nine months of 2009. For the 2008 plan year, we made cash contributions of approximately $7.0 million to our tax-qualified defined benefit pension plan. Additionally, during 2008 we made approximately $18.0 million of SERP payments.

In November 2000, our board of directors approved a replenishment of our stock repurchase program, providing for repurchase of an aggregate of 1.4 million common shares for use in administration of our stock plans and for general corporate purposes. There were no shares repurchased during the first nine months of 2008 or 2009 under this program. At October 2, 2009, approximately 1.1 million shares were authorized for repurchase under this program.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

The following table summarizes the material changes to our contractual obligations table included in our Form 10-K for the year ended December 31, 2008:

	Payments due by period (in millions)
Contractual Obligations	Total	Within 1 year	1-3 years	3-5 years	More than 5 years
Payments to the Commonwealth of Australia (A)	$33.4	$-	$27.9	$5.5	$-

(A)
On February 12, 2009, we completed the transfer of title to the 11 SH-2G(A) Super Seasprite helicopters (along with spare parts and associated equipment) from the Commonwealth of Australia. In connection with sharing sale proceeds, as determined in the settlement agreement entered into in the first quarter of 2008, we have agreed that total payments of at least $39.5 million (AUD) will be made to the Commonwealth regardless of sales, with at least $26.7 million (AUD) to be paid by March 2011, and, to the extent cumulative payments have not yet reached $39.5 million (AUD), additional payments of $6.4 million (AUD) each in March of 2012 and 2013. In late 2008, we entered into forward contracts for the purpose of hedging these required payments. These contracts allow us to settle $36.5 million (AUD) of the $39.5 million (AUD) required payments for a total of $23.7 million in 2011, 2012 and 2013. At October 2, 2009, we had made required payments of $0.9 million (AUD). As of that date, the U.S. dollar value of the remaining $38.6 million (AUD) required payment was $33.4 million.

There have been no other material changes outside the ordinary course of business in our contractual obligations during the first nine months of 2009. Please see our Form 10-K for the year ended December 31, 2008, for a discussion of our contractual obligations.

Off-Balance Sheet Arrangements

There has been no material change in the company's off-balance sheet arrangements during the third quarter of 2009. Please see the company's Form 10-K for the year ended December 31, 2008, for a discussion of such arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the company’s exposure to market risk during the third quarter of 2009. Please see the company’s Form 10-K for the year ended December 31, 2008, for a discussion of the company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 2, 2009. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of October 2, 2009, the disclosure controls and procedures were effective.

Changes in Internal Controls

There were no other changes in internal controls over financial reporting at the company that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Kaman Corporation and Subsidiaries
Part II – Other Information

Item 1A. Risk Factors

There has been no significant change in the company’s risk factors during the third quarter of 2009. Please see the company’s Form 10-K for the year ended December 31, 2008, for a discussion of the company’s risk factors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities

The following table provides information about purchases of Common Stock by the Company during the three months ended October 2, 2009:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan

July 4, 2009 – July 31, 2009	-	$-	-	1,130,389
August 1, 2009 – August 28, 2009	-	-	-	1,130,389
August 29, 2009 – October 2, 2009	-	-	-	1,130,389
Total	-		-

In November 2000, our board of directors approved a replenishment of the Company's stock repurchase program providing for repurchase of an aggregate of 1.4 million shares of Common Stock for use in the administration of our stock plans and for general corporate purposes.

Item 6. Exhibits

10(a)(i)	Kaman Corporation 2003 Stock Incentive Plan as amended effective October 13, 2009	attached
10(b)(i)	Kaman Corporation Employees Stock Purchase Plan as amended effective October 13, 2009	attached
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934	attached
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934	attached
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	attached
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	attached

Kaman Corporation and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAMAN CORPORATION
Registrant

Date: November 5, 2009	By:	/s/ Neal J. Keating
Neal J. Keating
Chairman, President and
Chief Executive Officer
(Duly Authorized Officer)

Date: November 5, 2009	By:	/s/ William C. Denninger
William C. Denninger
Senior Vice President and
Chief Financial Officer

KAMAN CORPORATION

INDEX TO EXHIBITS

10(a)(i)	Kaman Corporation 2003 Stock Incentive Plan as amended effective October 13, 2009	attached
10(b)(i)	Kaman Corporation Employees Stock Purchase Plan as amended effective October 13, 2009	attached
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934	attached
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934	attached
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	attached
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	attached