Form 10-K
period 2009-12-31
KAMAN CORP
filed 2010-02-25
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Large accelerated filer  ☐           Accelerated filer   ☒             Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value on July 3, 2009 (the last business day of the Company’s most recently completed second quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock, was approximately $422,772,084.

At January 29, 2010, there were 25,776,004 shares of Common Stock outstanding.

Documents Incorporated Herein By Reference
Portions of our definitive proxy statement for our 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Kaman Corporation
Index to Form 10-K

PART I

ITEM 1.  BUSINESS

GENERAL

Kaman Corporation, headquartered in Bloomfield, Connecticut, was incorporated in 1945. We are a diversified company that conducts business in the aerospace and industrial distribution markets. We report information for ourselves and our subsidiaries (collectively, “we,” “us,” “our,” and “the company”) in two business segments, Aerospace and Industrial Distribution.

During the second quarter of 2009, we implemented modifications to our system of reporting, resulting from changes to our internal organization over the preceding year, which changed our reportable segments. These changes to the internal organization included the creation of the Aerospace Group management team and the establishment of the President of Kaman Aerospace Group, Inc. as the segment manager of the combined Aerospace businesses. The Industrial Distribution segment, which has been under the leadership of a segment manager for some time, was not impacted by these changes. Following these changes, we determined that we have two reportable segments, Industrial Distribution and Aerospace.

A discussion of 2009 developments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K.

Industrial Distribution Segment

Kaman Industrial Technologies Corporation (“KIT”) brings our commitment to technological leadership and value-added services to the Industrial Distribution business. The Industrial Distribution segment is the third largest power transmission/motion control industrial distributor in North America. We provide products including bearings, mechanical and electrical power transmission, fluid power, motion control and materials handling components to a broad spectrum of industrial markets throughout North America. Locations consist of nearly 200 branches, distribution centers and call centers across the United States (including Puerto Rico) and in Canada and Mexico. We offer approximately three million items, as well as value-added services, to a base of approximately 50,000 customers representing a highly diversified cross section of North American industry.  Subsidiaries of KIT include Kaman Industrial Technologies, Ltd., Delamac de Mexico, S.A. de C.V. and Industrial Rubber and Mechanics, Inc.

Aerospace Segment

The Aerospace segment produces and/or markets widely used proprietary aircraft bearings and components; complex metallic and composite aerostructures for commercial, military and general aviation fixed and rotary wing aircraft; safing and arming solutions for missile and bomb systems for the U.S. and allied militaries; subcontract helicopter work; and support for its  SH-2G Super Seasprite maritime helicopters and K-MAX ® medium-to-heavy lift helicopters.

Principal customers include the U.S. military, Sikorsky Aircraft Corporation, Boeing, Airbus, Lockheed Martin and Raytheon. The SH-2G aircraft is currently in service with the Egyptian Air Force and the New Zealand and Polish navies. Operations are conducted at Kaman Aerospace Corporation’s Aerostructures Division in Jacksonville, FL, Helicopters Division in Bloomfield, CT and Precision Products Division in Middletown, CT and Tucson, AZ (collectively “KAC”), Aerostructures Wichita Inc. in Wichita, KS (“Aerospace Wichita”), Brookhouse Holdings Ltd. in Darwen, Lancashire, United Kingdom and Hyde, Greater Manchester, United Kingdom (“U.K. Composites”), Kaman Precision Products, Inc. in Orlando, FL (“KPP Orlando”), Kamatics Corporation in Bloomfield, CT and RWG Frankenjura-Industrie Flugwerklager GmbH in Dachsbach, Germany (“RWG”).

FINANCIAL INFORMATION ABOUT OUR SEGMENTS

Financial information about our segments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 21, Segment and Geographic Information, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

WORKING CAPITAL

A discussion of our working capital is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, in this Form 10-K.

Our Industrial Distribution segment requires substantial working capital related to accounts receivable and inventories. Significant amounts of inventory are carried to meet our customers’ delivery requirements. Returns are not considered to have a material effect on our working capital requirements.

Our Aerospace segment’s working capital requirements are dependent on the nature and life cycle of the programs for which work is performed. A new program may require higher working capital requirements related to the purchase of inventory and equipment necessary to perform the work. However, as these programs mature and efficiencies are gained in the production process, working capital requirements can be reduced.

PRINCIPAL PRODUCTS AND SERVICES

The following is information for the three preceding years concerning the percentage contribution of each business segments’ products and services to consolidated net sales from continuing operations:

	Years Ended December 31,
	2009	2008	2007
Industrial Distribution	56.3%	62.0%	64.5%
Aerospace	43.7%	38.0%	35.5%
Total	100.0%	100.0%	100.0%

AVAILABILITY OF RAW MATERIALS

While we believe we have sufficient sources for the materials, components, services and supplies used in our manufacturing, we are highly dependent on the availability of essential materials, parts and subassemblies from our suppliers and subcontractors. The most important raw materials required for our aerospace products are aluminum (sheet, plate, forgings and extrusions), titanium, nickel, copper and composites. Many major components and product equipment items are procured or subcontracted on a sole-source basis with a number of domestic and non-U.S. companies. Although alternative sources generally exist for these raw materials, qualification of the sources could take a year or more. We are dependent upon the ability of a large number of suppliers and subcontractors to meet performance specifications, quality standards and delivery schedules at anticipated costs. While we maintain an extensive qualification system to control risk associated with such reliance on third parties, failure of suppliers or subcontractors to meet commitments could adversely affect production schedules and contract profitability, while jeopardizing our ability to fulfill commitments to our customers. Although high prices for some raw materials important to some of our businesses (steel, copper, aluminum, titanium and nickel) may cause margin and cost pressures, we do not foresee any near term unavailability of materials, components or supplies that would have an adverse effect on our business, or on either of our business segments. For further discussion of the possible effects of changes in the cost or availability of raw materials on our business, see Item 1A, Risk Factors, in this Form 10-K.

PATENTS AND TRADEMARKS

We hold patents and trademarks reflecting functional, design and technical accomplishments in a wide range of areas covering both basic production of certain aerospace products as well as highly specialized devices and advanced technology products in defense related and commercial fields.

Although the company's patents and trademarks enhance our competitive position, we believe that none of such patents or trademarks is singularly or as a group essential to our business as a whole. We hold or have applied for U.S. and foreign patents with expiration dates that range through the year 2027.

Registered trademarks of Kaman Corporation include KAflex, KAron, and K-MAX. In all, we maintain 23 U.S. and foreign trademarks.

BACKLOG

Our entire backlog is attributable to the Aerospace segment. We anticipate that approximately 82.5% of our backlog at the end of 2009 will be performed in 2010. Approximately 69.6% of the backlog at the end of 2009 is related to U.S. Government contracts or subcontracts, which include government orders that are firm but not yet funded and certain contracts that are awarded but not yet signed.

Total backlog at the end of December 31, 2009, 2008 and 2007, and the portion of the backlog we expect to complete in 2010 is as follows:

	Total Backlog at	2009 Backlog to be	Total Backlog at	Total Backlog at
In thousands	December 31, 2009	completed in 2010	December 31, 2008	December 31, 2007
Aerospace	$433,707	$357,784	$550,736	$474,529

GOVERNMENT CONTRACTS

During 2009, approximately 97.9% of the work performed by the company directly or indirectly for the U.S. government was performed on a fixed-price basis and the balance was performed on a cost-reimbursement basis. Under a fixed-price contract, the price paid to the contractor is negotiated at the outset of the contract and is not generally subject to adjustment to reflect the actual costs incurred by the contractor in the performance of the contract. Cost reimbursement contracts provide for the reimbursement of allowable costs and an additional negotiated fee.

The company's U.S. government contracts and subcontracts contain the usual required provisions permitting termination at any time for the convenience of the government with payment for work completed and associated profit at the time of termination.

COMPETITION

The Aerospace segment operates in a highly competitive environment with many other organizations, some of which are substantially larger and have greater financial and other resources. We compete for aerostructures subcontract, helicopter structures, bearings and components business on the basis of price and quality; product endurance and special performance characteristics; proprietary knowledge; and the reputation of our business.  Competitors for our business also include small machine shops and offshore manufacturing facilities.  We compete for advanced technology fuzing business primarily on the basis of technical competence, product quality, and to some extent, price; and also on the basis of our experience as a developer and manufacturer of fuzes for particular weapon types and the availability of our facilities, equipment and personnel.  We are also affected by the political and economic circumstances of our potential foreign customers. We compete with helicopter manufacturers on the basis of price, performance, and mission capabilities; and also on the basis of our experience as a manufacturer of helicopters, the quality of our products and services, and the availability of facilities, equipment and personnel to perform contracts. Consolidation in the industry has increased the level of international competition for helicopter programs.  Our FAA certified K-MAX helicopters compete with military surplus helicopters and other used commercial helicopters employed for lifting, as well as with alternative methods of meeting lifting requirements.

The Industrial Distribution segment competes for business with several other national distributors, two of which are substantially larger, and with many regional and local organizations. Competitive forces have intensified due to the increasing importance of large national accounts, the use of integrated suppliers and the increasing consolidation in supplier relationships. We compete for business on the basis of price, performance and value added services that we are able to provide as one of the largest national distributors in North America.

RESEARCH AND DEVELOPMENT EXPENDITURES

Government sponsored research expenditures (which are included in cost of sales) were $7.7 million in 2009, $6.3 million in 2008, and $2.6 million in 2007. Independent research and development expenditures (which are included in selling, general and administrative expenses) were $4.1 million in 2009, $4.2 million in 2008, and $3.3 million in 2007.

COMPLIANCE WITH ENVIRONMENTAL PROTECTION LAWS

We are subject to the usual reviews, inspections and enforcement actions by various federal, state and foreign government environmental and enforcement agencies and have entered into agreements and consent decrees at various times in connection with such reviews. In addition, we engage in various environmental studies and investigations and, where legally required to do so, undertake appropriate remedial actions at facilities we own or control, in connection with the acquisition, disposal or operation of such facilities.

Such studies and investigations are ongoing at the company's Bloomfield and Moosup, Connecticut facilities.  Voluntary remediation activities have been undertaken at the Moosup facility. These items are discussed in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Results – Other Matters, in this Form 10-K.

Also, in preparation for disposition of the Moosup facility, we have been given approval by the State of Connecticut Department of Environmental Protection (“CTDEP”) for a reclassification of the groundwater in the vicinity to be consistent with the industrial character of the area. The company has completed work related to such ground water reclassification (including connection of certain neighboring properties to public drinking water) in coordination with CTDEP and local authorities.

In connection with the sale of the Music segment in 2007, we assumed responsibility for meeting certain requirements of the Connecticut Transfer Act (the “Transfer Act”) that applied to our transfer of the New Hartford, Connecticut, facility leased by that segment for guitar manufacturing purposes (“Ovation”). Under the Transfer Act, those responsibilities essentially consist of assessing the site's environmental conditions and remediating environmental impairments, if any, caused by Ovation's operations prior to the sale. The site is a multi-tenant industrial park, in which Ovation and other unrelated entities lease space. The environmental assessment process, which began in 2008, is still in progress. We estimate our portion of the cost to assess the environmental conditions and remediate this site is $2.2 million, unchanged from previously reported estimates, all of which has been accrued.

In connection with the 2008 purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from Navy Air Systems Command (“NAVAIR”), we have assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and we continue the effort to define the scope of the remediation that will be required by the CTDEP. The assumed environmental liability of $10.3 million was determined by taking the undiscounted remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete.

In connection with the purchase of U.K. Composites, we accrued, at the time of acquisition, £1.6 million for environmental compliance at their facilities. The total amount paid to date in connection with these environmental remediation activities is £0.1 million. The U.S. dollar equivalent of the remaining environmental compliance liability as of December 31, 2009, is $2.4 million. We continue to assess the work that may be required.

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

EMPLOYEES

As of December 31, 2009, we employed 4,032 individuals throughout our business segments and corporate headquarters.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Financial information about geographic areas is included in Note 21, Segment and Geographic Information, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

AVAILABLE INFORMATION

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”). Copies of these reports, proxy statements and other information can be read and copied at:

SEC Public Reference Room
100 F Street NE
Washington, D.C. 20549

Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-732-0330.

The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at http://www.sec.gov.

We make available, free of charge on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, and current reports on Form 8-K as well as amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, together with Section 16 insider beneficial stock ownership reports, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the SEC. These documents are posted on our website at www.kaman.com — select the “Investors & Media” link and then the “SEC Documents” link.

We also make available, free of charge on our website, the Certificate of Incorporation, By–Laws, Governance Principles and all Board of Directors' standing Committee Charters (including Audit, Corporate Governance, Personnel & Compensation and Finance). These documents are posted on our website at www.kaman.com — select the “Corporate Governance” link.

The information contained in our website is not intended to be incorporated into this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

The company’s executive officers as of the date of this report are as follows:

T. Jack Cahill	Mr. Cahill, 61, has been President of Kaman Industrial Technologies Corporation, a subsidiary of the company, since 1993. He has held various positions with the company since 1975.

Candace A. Clark	Ms. Clark, 55, has been Senior Vice President, Chief Legal Officer and Secretary since 1996. Ms. Clark has held various positions with the company since 1985.

William C. Denninger
Mr. Denninger, 59, joined the company as Senior Vice President – Finance on November 17, 2008 and was elected Senior Vice President and Chief Financial Officer effective December 1, 2008. Mr. Denninger served for eight years as Senior Vice President and Chief Financial Officer of Barnes Group, Inc., a $1.5 billion global industrial products manufacturer and distributor. He also served on that company's board of directors.

Ronald M. Galla	Mr. Galla, 58, has been Senior Vice President and Chief Information Officer since 1995. Mr. Galla has been director of the company's Management Information Systems since 1984.

Neal J. Keating
Mr. Keating, 54, was elected President and Chief Operating Officer as well as a Director of the company effective September 17, 2007.  Effective January 1, 2008, he was elected to the offices of President and Chief Executive Officer and effective March 1, 2008 he was appointed to the additional position of Chairman. Prior to joining the company, Mr. Keating served as Chief Operating Officer at Hughes Supply, a $5.4 billion industrial distributor that was acquired by Home Depot in 2006. Prior to that, from August 2002 to June 2004, he served as Managing Director/Chief Executive Officer of GKN Aerospace, a $1 billion aerospace subsidiary of GKN, plc, serving also as Executive Director on the Main Board of GKN plc and as a member of the Board of Directors of Agusta-Westland. From 1978 to July 2002, Mr. Keating served in increasingly senior positions at Rockwell International and as Executive Vice President and Chief Operating Officer of Rockwell Collins, Commercial Systems, a $1.7 billion commercial aerospace business from 2001 through 2002.

Gregory L. Steiner
Mr. Steiner, 52, joined the Company as President of Kaman Aerospace Group, Inc., with overall responsibility for the company's Aerospace segment, effective July 7, 2008. Since 2005, Mr. Steiner was employed at GE Aviation-Systems, serving first as Vice President and General Manager, Military Mission Systems and then as Vice President, Systems for GE Aviation-Systems, responsible for systems integration. From 2004 to 2005, he served as Group Vice President at Curtiss-Wright Controls, Inc., with responsibility for four aerospace and industrial electronics businesses located in the U.S. and United Kingdom. Prior to that, Mr. Steiner had a seventeen-year career with Rockwell Collins, Inc., serving in a number of progressively responsible positions, and departing as Vice President and General Manager of Passenger Systems.

John J. Tedone
Mr. Tedone, 45, has been Vice President, Finance and Chief Accounting Officer of the Company since April 2007.  From April 2006 to April 2007, he served as Vice President, Internal Audit and from November 2004 to April 2006 as Assistant Vice President, Internal Audit.

Each executive officer holds office for a term of one year and until his or her successor is duly appointed and qualified, in accordance with the company’s Bylaws.

Item 1A.  RISK FACTORS

Set forth below are the risks and uncertainties that, if they were to occur, could materially and adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and the other public statements we make.

Current economic conditions may have an impact on our future operating results.

The Company’s future operating results and liquidity may be impacted by the ongoing economic downturn in several ways, including:

•	the inability to obtain further bank financing, which may limit our ability to fully execute our strategy in the short term;
•	higher interest rates on future borrowings, which would limit our cash flow;
•	a reduction of the value of our pension plan investments and the associated impact on required contributions and plan expense;
•
changes in the relationships between the U.S. Dollar and the Euro, the British Pound, the Australian Dollar, the Mexican Peso and the Canadian Dollar, which could positively or negatively impact our financial results;

•	less activity relative to capital projects and planned expansions;
•	increased bad debt reserves or slower payments from customers;
•
decreased order activity from our customers particularly in the Industrial Distribution segment, which would result in lower operating profits as well as less absorption of fixed costs due to the decreased business base; and

•	the ability of our suppliers to meet our demand requirements, maintain the pricing of their products, or continue operations, which may require us to find and qualify new suppliers.

To mitigate these risks, we evaluate opportunities for future financing, monitor current borrowing rates, review our receivables to maximize collectability and monitor the stability of our supply chain. We executed a $225.0 million revolving credit agreement in the third quarter of 2009 and a $50.0 million term loan credit agreement late in 2008, as more fully described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our financial performance is significantly influenced by the conditions of the aerospace industry.

The Aerospace segment’s results are directly tied to economic conditions in the commercial aviation and defense industries. As a result, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled, which could put a portion of our backlog at risk. Additionally, a significant amount of work that we perform under contract tends to be for a few large customers.

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

The defense industry is also affected by a changing global political environment, continued pressure on U.S. and global defense spending, U.S. foreign policy and the level of activity in military flight operations. Changes to the defense industry could have a material impact on several of our current aerospace programs, which could adversely affect our operating results. To mitigate these risks, we have worked to expand our customer and product base to include both commercial and military markets.

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

The company has several significant long-term contracts either directly with the U.S. government or where it is the ultimate customer, including the Sikorsky BLACKHAWK cockpit program, the Joint Programmable Fuze (“JPF”) program, and the Boeing C-17 and A-10 programs. These contracts are subject to unique risks, some of which are beyond our control. Examples of such risks include:

•
The U.S. Government may modify, curtail or terminate its contracts and subcontracts at its convenience without prior notice, upon payment for work done and commitments made at the time of termination. Modification, curtailment or termination of our major programs or contracts could have a material adverse effect on our future results of operations and financial condition.

•
Our U.S. Government business is subject to specific procurement regulations and other requirements. These requirements, although customary in U.S. Government contracts, increase our performance and compliance costs. These costs might increase in the future, reducing our margins, which could have a negative effect on our financial condition. Although we have procedures to comply with these regulations and requirements, failure to do so under certain circumstances could lead to suspension or debarment, for cause, from U.S. Government contracting or subcontracting for a period of time and could have a negative effect on our reputation and ability to receive other U.S. Government contract awards in the future.

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

•
We are from time to time subject to certain routine U.S. Government inquiries and investigations of our business practices due to our participation in government contracts. Any adverse finding associated with such an inquiry or investigation could have a material adverse effect on our results of operations and financial condition. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Aerospace Segment, Other Matters – Warranty and Contract-Related Matters, for discussion of U.S. Government inquiries and investigations.

Competition from domestic and foreign manufacturers may result in the loss of potential contracts and opportunities.

The aerospace markets in which we participate are highly competitive and we often compete for work not only with large Original Equipment Manufacturers (“OEMs”) but also sometimes with our own customers and suppliers. Many of our large customers may choose not to outsource production due to, among other things, their own direct labor and overhead considerations and capacity utilization at their own facilities. This could result in these customers supplying their own products or services and competing directly with us for sales of these products or services, all of which could significantly reduce our revenues.

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

We believe our strategies for our Aerospace segment will allow us to continue to effectively compete for key contracts and customers; however, there is potential that we may not be able to compete successfully in this market or against such competitors.

We could be negatively impacted by the loss of key suppliers, lack of product availability, or changes in supplier programs that could adversely affect our operating results.

Our business depends on maintaining sufficient supply of various products to meet our customers’ demands. We have several long-standing relationships with key suppliers but these relationships are non-exclusive and could be terminated by either party. If we lost a key supplier, or were unable to obtain the same levels of deliveries from these suppliers and were unable to supplement those purchases with products obtained from other suppliers, it could have a material adverse effect on our business. Additionally, we rely on foreign and domestic suppliers and commodity markets to secure raw materials used in many of the products we manufacture within the Aerospace segment or sell within our Industrial Distribution segment. This exposes us to volatility in the price and availability of raw materials. In some instances, we depend upon a single source of supply. Supply interruptions could arise from shortages of raw materials, labor disputes or weather conditions affecting suppliers’ production, transportation disruptions, or other reasons beyond our control. Even if we continue with our current supplier relationships, high demand for certain products may result in us being unable to meet our customers’ demands, which could put us at a competitive disadvantage. Additionally, our key suppliers could also increase pricing of their products, which would negatively affect our operating results if we were not able to pass these price increases through to our customers. We base our supply management process on an appropriate balancing of the foreseeable risks and the costs of alternative practices. To protect ourselves against such risks, we engage in strategic inventory purchases during the year, negotiate long-term vendor supply agreements and monitor our inventory levels to ensure that we have the appropriate inventory on hand to meet our customers’ requirements.

Estimates of future costs for long-term contracts impact our current and future operating results and profits.

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

The percentage-of-completion method requires that we estimate future revenues and costs over the life of a contract. Revenues are estimated based upon the original contract price, with consideration being given to exercised contract options, change orders and, in some cases, projected customer requirements. Contract costs may be incurred over a period of several years, and the estimation of these costs requires significant judgment based upon the acquired knowledge and experience of program managers, engineers, and financial professionals. Estimated costs are based primarily on anticipated purchase contract terms, historical performance trends, business base and other economic projections. The complexity of certain programs as well as technical risks and the availability of materials and labor resources could affect the company’s ability to estimate future contract costs. Additional factors that could affect recognition of revenue under the percentage-of-completion method include:

•	Accounting for initial program costs;
•	The effect of nonrecurring work;
•	Delayed contract start-up;
•	Transition of work from the customer or other vendors;
•	Claims or unapproved change orders;
•	Product warranty issues;
•	Delayed completion of certain programs for which inventory has been built up; and
•	Accrual of contract losses.

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

We have not reached agreement on the final contract price for the Sikorsky Canadian MH-92 program.

The Sikorsky Canadian MH-92 helicopter program includes the manufacture and assembly of composite tail rotor pylons.  This program has undergone numerous customer-directed design changes causing costs on this program to far exceed the price for the contract. We are currently negotiating a revised contract price and believe that the incremental costs associated with the customer-directed design changes are recoverable. At December 31, 2009, contract price negotiations for this program had not been finalized.

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

As part of our business strategy, we have made, and expect to continue to make, acquisitions of businesses or investments in companies that offer complementary products, services and technologies. Such acquisitions or investments involve a number of risks, including:

•	Assimilating operations and products may be unexpectedly difficult;
•	Management’s attention may be diverted from other business concerns;
•	We may enter markets in which we have limited or no direct experience;
•	We may lose key employees, customers or vendors of an acquired business;
•	The synergies or cost savings we expected to achieve may not be realized;
•	We may not realize the value of the acquired assets relative to the price paid; and
•	Despite our diligent efforts, we may not succeed at quality control or other customer issues.

These factors could have a material adverse effect on our business, financial condition and operating results. Consideration paid for any future acquisitions could include our stock or require that we incur additional debt and contingent liabilities. As a result, future acquisitions could cause dilution of existing equity interests and earnings per share. Before we enter into any acquisition, we perform significant due diligence to ensure the potential acquisition fits with our strategic objectives. In addition, we believe we have adequate resources and appropriate integration procedures to transition the newly acquired company efficiently.

Our results of operations could be adversely affected by impairment of our goodwill or other intangible assets.

When we acquire a business, we record goodwill equal to the excess of the amount we pay for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business we acquire. Goodwill and other intangible assets that have indefinite useful lives must be tested at least annually for impairment. The specific guidance for testing goodwill and other non-amortized intangible assets for impairment requires management to make certain estimates and assumptions when allocating goodwill to reporting units and determining the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is generally determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we generally perform our impairment tests annually in the fourth quarter, using available forecast information.

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

Our future success will depend largely upon our ability to attract and retain highly skilled technical, managerial and marketing personnel. There is significant competition for such personnel in the aerospace and industrial distribution industries. We try to ensure that we offer competitive compensation and benefits as well as opportunities for continued development. There can be no assurance that we will continue to be successful in attracting and retaining the personnel we require to develop new and enhanced products and to continue to grow and operate profitably. We continually strive to recruit and train required personnel as well as retain key employees.

We are subject to litigation that could adversely affect our operating results.

Our financial results may be affected by the outcome of legal proceedings and other contingencies that cannot be predicted. In accordance with generally accepted accounting principles, if a liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time, we will make an estimate of material loss contingencies and establish reserves based on our assessment. Subsequent developments in legal proceedings may affect our assessment. The accrual of a loss contingency adversely affects our results of operations in the period in which a liability is recognized. This could also have an adverse impact on our cash flows in the period during which damages are paid. As of December 31, 2009, we do not have any loss accruals recorded with respect to current litigation matters, as we do not believe that we have met the criteria to establish such a liability.

Our acceptance of the return of the 11 Australian SH-2G(A) Super Seasprite helicopters, including related inventory and equipment, from the Commonwealth of Australia is subject to a variety of risks and uncertainties.

On February 12, 2009, we completed the transfer of title to the 11 Australian SH-2G(A) Super Seasprite helicopters, including related inventory and equipment, from the Commonwealth of Australia, as more fully described in Note 18, Commitments and Contingencies, of the Notes to Consolidated Financial Statements. Our acceptance of the return of the aircraft and other inventory is subject to a variety of risks and uncertainties including but not limited to:

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

We believe there is a market for these aircraft and we are actively marketing them to interested potential customers.

The cost and effort to start up new aerospace programs could negatively impact our operating results and profits.

In recent years, we have been ramping up several new programs as more fully discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K. The time required and cost incurred to ramp up a new program can be significant and includes nonrecurring costs for tooling, first article testing, finalizing drawings and engineering specifications and hiring new employees able to perform the technical work required. New programs can typically involve greater volume of scrap, higher costs due to inefficiencies, delays in production, and learning curves that are more extended than anticipated, all of which can impact operating results. We have been working with our customers and leveraging our years of experience to effectively ramp up these new programs.

We currently rely upon development of national account relationships for growth in our Industrial Distribution segment.

Over the past several years, more companies have begun to consolidate their purchases of industrial products, resulting in their doing business with only a few major distributors or integrated suppliers, rather than a large number of vendors. Through our national accounts strategy we have worked to develop the relationships necessary to be one of those major distributors. Competition relative to these types of arrangements is significant. If we are not awarded additional national accounts in the future, or if existing national account agreements are not renewed, our sales volume could be negatively impacted which may result in lower gross margins and weaker operating results. Additionally, national accounts typically require an increased level of customer service as well as investments in the form of opening of new branches to meet our customers’ needs. The cost and time associated with these activities could be significant and if the relationship is not maintained, we could ultimately not make a return on these investments. One of our key strategies has been to increase our national account presence and we will continue to focus on this endeavor through 2010 and beyond.

Our insurance coverage may be inadequate to cover all significant risk exposures.

We are exposed to liabilities that are unique to the products and services we provide. While we believe that we maintain adequate insurance for certain risks, insurance cannot be obtained to protect against all risks and liabilities. It is therefore possible that the amount of our insurance coverage may not cover all claims or liabilities, and we may be forced to bear substantial unanticipated costs.

Business disruptions could seriously affect our future sales and financial condition or increase our costs and expenses.

Our business may be impacted by disruptions including, but not limited to, threats to physical security, information technology attacks or failures, damaging weather or other acts of nature and pandemics or other public health crises. Any of these disruptions could affect our internal operations or services provided to customers, and could impact our sales, increase our expenses or adversely affect our reputation or our stock price.

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

If our customers’ buying patterns, including decision-making processes, timing of expected deliveries and timing of new projects, unfavorably change due to economic or political conditions, there could be an adverse effect on our business. Our foreign business presents us with additional risk exposures; including:

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

Any one or more of these factors could have a material adverse effect on our domestic or international operations, and, consequently, on our business, financial condition and operating results.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking information relating to the company's business and prospects, including the Aerospace and Industrial Distribution businesses, operating cash flow, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of competitions for government programs and thereafter contract negotiations with government authorities, both foreign and domestic; 2) political conditions in countries where the company does or intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) domestic and foreign economic and competitive conditions in markets served by the company, particularly the defense, commercial aviation and industrial production markets; 5) risks associated with successful implementation and ramp up of significant new programs; 6) management's success in increasing the volume of profitable work at the Aerospace Wichita facility;  7) successful negotiation of the Sikorsky Canadian MH-92  program price; 8) successful resale of the SH-2G(I) aircraft, equipment and spare parts;   9) receipt and successful execution of production orders for the JPF U.S. government contract, including the exercise of all contract options and receipt of orders from allied militaries, as all have been assumed in connection with goodwill impairment evaluations; 10) satisfactory resolution of the company’s litigation relating to the FMU-143 program; 11) continued support of the existing K-MAX helicopter fleet, including sale of existing K-MAX spare parts inventory; 12) cost estimates associated with environmental remediation activities at the Bloomfield, Moosup and New Hartford, CT facilities and our U.K. facilities; 13) profitable integration of acquired businesses into the company's operations; 14) changes in supplier sales or vendor incentive policies; 15) the effects of price increases or decreases; 16) the effects of pension regulations, pension plan assumptions and future contributions; 17) future levels of indebtedness and capital expenditures; 18) continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs for such items; 19) the effects of currency exchange rates and foreign competition on future operations; 20) changes in laws and regulations, taxes, interest rates, inflation rates and general business conditions; 21) future repurchases and/or issuances of common stock; and 22) other risks and uncertainties set forth in the company's annual, quarterly and current reports, and proxy statements. Any forward-looking information provided in this report should be considered with these factors in mind. The company assumes no obligation to update any forward-looking statements contained in this report.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our facilities are generally suitable for, and adequate to serve, their intended uses. At December 31, 2009, we occupied major facilities at the following principal locations:

Segment	Location	Property Type (1)
Aerospace	Jacksonville, Florida	Leased - Manufacturing & Office
	Wichita, Kansas	Leased - Manufacturing & Office
	Darwen, Lancashire, United Kingdom	Leased - Manufacturing & Office
	Hyde, Greater Manchester, United Kingdom	Leased - Manufacturing & Office
	Orlando, Florida	Leased - Manufacturing & Office
	Tucson, Arizona	Leased - Office
	Dachsbach, Germany	Owned - Manufacturing & Office
	Middletown, CT	Owned - Manufacturing & Office
	Bloomfield, Connecticut	Owned - Manufacturing, Office & Service Center

Industrial Distribution (2)	Windsor, CT	Leased - Distribution Centers & Office
	Ontario, California	Leased - Distribution Centers & Office
	Albany, New York	Leased - Distribution Centers & Office
	Savannah, Georgia	Leased - Distribution Centers & Office
	Salt Lake City, Utah	Leased - Distribution Centers & Office
	Louisville, Kentucky	Leased - Distribution Centers & Office
	Gurabo, Puerto Rico	Leased - Distribution Centers & Office
	Mexico City, Mexico	Leased - Distribution Centers & Office
	British Columbia, Canada	Leased - Distribution Centers & Office

Corporate	Bloomfield, Connecticut	Owned - Office

Square Feet	Total
Industrial Distribution	1,738,977
Aerospace	1,547,778
Corporate (3, 4)	619,556
Total	3,906,311

(1)	Owned facilities are unencumbered.
(2)	Branches for the Industrial Distribution segment are located across the United States, Puerto Rico, Canada and Mexico.
(3)	We occupy a 40,000 square foot corporate headquarters building in Bloomfield, Connecticut and own another 76,000 square foot mixed use building that was formerly occupied by our Music Segment.
(4)
Approximately 500,000 square feet of space included in the corporate square footage is attributable to a facility located in Moosup, Connecticut, that was closed in 2003 and is being held for disposition.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the company is subject to various claims and suits arising out of the ordinary course of business, including commercial, employment and environmental matters. We do not expect that the resolution of these matters would have a material adverse effect on our consolidated financial position. Although not required to be disclosed in response to this Item, certain legal proceedings that relate to specific segments of our company are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 18, Commitments and Contingencies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Other legal proceedings or enforcement actions relating to environmental matters, if any, are discussed in the section of Item 1 entitled Compliance with Environmental Protection Laws.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2009.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET, DIVIDEND AND SHAREHOLDER INFORMATION

Our Common Stock is traded on the NASDAQ Global Market under the symbol "KAMN”.  As of January 29, 2010, there were 4,048 registered holders of our Common Stock. Holders of the company’s Common Stock are eligible to participate in the Mellon Investor Services Program administered by Mellon Bank, N.A. The program offers a variety of services including dividend reinvestment. A booklet describing the program may be obtained by contacting Mellon at (800) 227-0291 or via the web at www.melloninvestor.com.

The following table sets forth the high, low and closing sale prices per share of the Company’s Common Stock on the NASDAQ Global Market and the dividends declared for the periods indicated:

	NASDAQ Market Quotations (1)
				Dividend
	High	Low	Close	Declared
2009
First	$21.21	$9.33	$14.64	$0.14
Second	18.65	14.25	16.75	0.14
Third	22.63	15.48	20.85	0.14
Fourth	24.86	20.25	23.09	0.14
2008
First	$38.56	$22.08	$28.55	$0.14
Second	30.12	22.75	22.87	0.14
Third	33.88	21.15	29.96	0.14
Fourth	29.95	16.48	18.13	0.14

(1)	NASDAQ market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about purchases of Common Stock by the Company during the three months ended December 31, 2009:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (b)	Maximum Number of Shares That May Yet Be Purchased Under the Plan

October 3, 2009 – October 30, 2009	—	$—	—	1,130,389
October 31, 2009 – November 27, 2009	879	21.73	—	1,130,389
November 28, 2009 – December 31, 2009	—	—	—	1,130,389
Total	879		—

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

PERFORMANCE GRAPH

Following is a comparison of our total shareholder return for the period 2004 – 2009 compared to the S&P 600 Small Cap Index, the Russell 2000 Small Cap Index, and the NASDAQ Non-Financial Composite Index. The performance graph does not include a published industry or line-of-business index or peer group of similar issuers because during the performance period the company was conducting operations in diverse lines of business and we do not believe a meaningful industry index or peer group can be reasonably identified. Accordingly, as permitted by regulation, the graph includes the S&P 600 Small Cap Index and the Russell 2000 Small Cap Index, both of which are comprised of issuers with generally similar market capitalizations to that of the company, and the NASDAQ Non-Financial index calculated by the exchange on which company shares are traded.

	2004	2005	2006	2007	2008	2009
Kaman	100.0	160.0	186.2	311.3	157.1	206.6
S&P 600	100.0	107.7	124.0	123.6	85.2	107.0
Russell 2000	100.0	104.6	123.8	121.8	80.7	102.6
NASDAQ Non-Financial	100.0	102.3	112.1	127.2	58.2	87.8

ITEM 6.  SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL DATA
(in thousands except per share amounts, shareholders and employees)

	2009	2008 [1,2]	2007 [2,3,4]	2006 [2,4]	2005 [2,4,5,6]
OPERATIONS
Net sales from continuing operations	$1,146,231	$1,253,595	$1,086,031	$991,422	$909,878
Gain (loss) on sale of product lines and other assets	(4)	221	2,579	(52)	(27)
Operating income from continuing operations	53,942	65,266	64,728	47,822	19,741
Earnings before income taxes from continuing operations	47,010	59,166	57,527	40,660	15,817
Income tax benefit (expense)	(14,361)	(24,059)	(21,036)	(16,017)	(10,743)
Earnings from continuing operations	32,649	35,107	36,491	24,643	5,074
Earnings from discontinued operations, net of taxes	—	—	7,890	7,143	7,954
Gain on disposal of discontinued operations, net of taxes	—	492	11,538	—	—
Net earnings	$32,649	$35,599	$55,919	$31,786	$13,028

FINANCIAL POSITION
Current assets	$482,603	$486,516	$491,629	$513,231	$496,403
Current liabilities	154,070	179,177	182,631	199,126	223,722
Working capital	328,533	307,339	308,998	314,105	272,681
Property, plant and equipment, net	81,322	79,476	53,645	49,954	46,895
Total assets	773,067	762,613	634,863	630,413	598,497
Long-term debt	56,800	87,924	11,194	72,872	62,235
Shareholders’ equity	312,900	274,271	394,526	296,561	269,754

PER SHARE AMOUNTS
Basic earnings per share from continuing operations	1.27	1.38	1.50	1.02	0.22
Basic earnings per share from discontinued operations	—	—	0.32	0.30	0.35
Basic earnings per share from disposal of discontinued operations	—	0.02	0.47	—	—
Basic net earnings per share	$1.27	$1.40	$2.29	$1.32	$0.57

Diluted earnings per share from continuing operations	1.27	1.38	1.46	1.01	0.22
Diluted earnings per share from discontinued operations	—	—	0.31	0.29	0.35
Diluted earnings per share from disposal of discontinued operations	—	0.02	0.46	—	—
Diluted net earnings per share	$1.27	$1.40	$2.23	$1.30	$0.57

Dividends declared	0.560	0.560	0.530	0.500	0.485
Shareholders’ equity	12.14	10.77	15.69	12.28	11.28

Market price range – High	24.86	38.56	39.31	25.69	24.48
Market price range – Low	9.33	16.48	21.38	15.52	10.95

AVERAGE SHARES OUTSTANDING
Basic	25,648	25,357	24,375	24,036	23,038
Diluted	25,779	25,512	25,261	24,869	23,969

GENERAL STATISTICS
Registered shareholders	4,064	4,107	4,186	4,468	4,779
Employees	4,032	4,294	3,618	3,906	3,712

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

1.
Results for 2008 include $7.8 million in non-cash expense related to the impairment of the goodwill balance related to the Aerospace Wichita facility, $2.5 million related to the write-off of tooling costs at the Aerospace Wichita facility and $1.6 million of expense related to the cancellation of foreign currency hedge contracts originally assumed in connection with the acquisition of U.K. Composites.

2.
Effective January 1, 2009, in accordance with guidance issued by the FASB, we treat unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents as participating securities in our calculation of earnings per share. We are required to apply this accounting retrospectively to all prior periods presented. The inclusion of these securities did not have a material impact on the calculation of earnings per share.

3.
The company sold Kaman Music Corporation on December 31, 2007, which resulted in a pre-tax gain on disposal of discontinued operations of $18.1 million, and the Aerospace segment’s 40mm product line assets, which resulted in a pre-tax gain of $2.6 million.

4.
Results for 2007, 2006 and 2005 include charges for the Australian SH-2G(A) helicopter program of $6.4 million, $9.7 million and $16.8 million, respectively. There were no such charges recorded in 2008 or 2009.

5.
Results for 2005 include $8.3 million of expense for the company’s stock appreciation rights, $3.3 million for legal and financial advisory fees associated with the recapitalization and $6.8 million recovery of previously written off amounts for MD Helicopters, Inc. (MDHI).

6.	The effective tax rate for 2005 was 67.9 percent, which was high principally due to the non-deductibility of expenses associated with stock appreciation rights and the company’s recapitalization.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide readers of our consolidated financial statements with the perspectives of management. MD&A presents in narrative form information regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results. This will allow our shareholders to obtain a comprehensive understanding of our businesses, strategies, current trends and future prospects. MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in this Form 10-K. Unless otherwise noted, MD&A relates only to results from continuing operations. All years presented reflect the classification of Kaman Music’s financial results as discontinued operations.

OVERVIEW OF BUSINESS

Kaman Corporation is composed of two business segments:
•	Industrial Distribution, the third largest power transmission/motion control industrial distributor in North America.
•	Aerospace, a manufacturer and subcontractor in the international, commercial and military aerospace and defense markets.

The following is a summary of key events:
•	Our net sales from continuing operations decreased 8.6% in 2009 compared to 2008.
•	Our earnings from continuing operations decreased 7.0% in 2009 compared to 2008.
•	Diluted earnings per share from continuing operations declined to $1.27 in 2009, a decrease of 8.0% compared to 2008.
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

•
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
•
We were awarded a $0.9 million contract from the U.S. Marine Corps on behalf of Team K-MAX®, which includes Lockheed Martin, to demonstrate the ability of the Unmanned K-MAX® helicopter to deliver cargo to troops in extreme environments and at high altitudes. In the last week of January 2010, the Unmanned K-MAX® helicopter successfully completed the demonstration.

RESULTS OF CONTINUING OPERATIONS

Consolidated Results

Net Sales

	2009	2008	2007
In thousands
Industrial Distribution	$645,535	$776,970	$700,174
Aerospace	500,696	476,625	385,857
Total	$1,146,231	$1,253,595	$1,086,031

$ change	$(107,364)	$167,564	$94,609
% change	(8.6)%	15.4%	9.5%

The decrease in net sales for 2009 as compared to 2008 was attributable to a decline in organic sales at our Industrial Distribution segment. This decrease was partially offset by sales growth in our Aerospace segment and the full year effect of sales from the acquisition of Industrial Supply Corp (“ISC”) in March 2008, the acquisition of U.K. Composites in June 2008, and the acquisition of Industrial Rubber & Mechanics Incorporated (“INRUMEC”) in October 2008. Foreign currency exchange rates had an unfavorable impact of $12.3 million on sales for 2009.

The increase in net sales for 2008 compared to 2007 was attributable to organic growth at both our segments, as well as the addition of sales related to the acquired businesses. The Aerospace segment’s net sales increased due to the acquisition of U.K. Composites, as well as organic sales growth resulting mainly from increased shipments for the Sikorsky BLACKHAWK helicopter cockpit program and the JPF fuze program. The Industrial Distribution segment’s net sales increased for 2008 compared to 2007 due to several new large national accounts, as well as the acquisitions of ISC and INRUMEC.

Gross Profit

	2009	2008	2007
In thousands
Gross Profit	$305,938	$332,137	$300,945
$ change	(26,199)	31,192	29,522
% change	(7.9)%	10.4%	10.9%
% of net sales	26.7%	26.5%	27.7%

Gross profit decreased in 2009 as compared to 2008 primarily due to a decrease in gross profit at our Industrial Distribution segment, partially offset by an increase at our Aerospace segment and the full year effect on gross profit from the acquisitions of ISC, U.K. Composites and INRUMEC. The decrease in gross profit at Industrial Distribution was a result of lower sales volume, while the increase at Aerospace was driven by increased shipments on the Sikorsky BLACKHAWK helicopter cockpit and JPF fuze programs and increased sales of bearing products for the military markets. These increases were slightly offset by the absence of gross profit previously generated from the now terminated Australian helicopter support program and decreased sales volume related to our bearing product lines for the commercial and regional / business jet markets.

Gross profit in 2008 increased primarily due to the increased sales volume at the Industrial Distribution segment, higher shipments to the commercial aerospace industry and the absence of Australia SH-2G(A) program charges, which amounted to $6.4 million in 2007. These positive results were partially offset by a less favorable product mix for the JPF fuze program and the charges, excluding goodwill, recorded by the Aerospace segment due to issues encountered by Aerospace Wichita, as discussed more fully below. Gross profit as a percentage of sales (“gross margin”) decreased due to the aforementioned product mix changes for the JPF fuze program and the impact of the charges recorded by the Aerospace segment due to issues encountered by Aerospace Wichita.

Selling, General & Administrative Expenses (S,G&A)

	2009	2008	2007
In thousands
S,G&A	$251,992	$259,282	$238,796
$ change	(7,290)	20,486	15,247
% change	(2.8)%	8.6%	6.8%
% of net sales	22.0%	20.7%	22.0%

The decrease in S,G&A for 2009 as compared to 2008 is primarily due to tighter cost control leading to expense reductions at both our segments and our Corporate office and reduction in expense for our Supplemental Employees’ Retirement Plan (“SERP”). The expense reductions included furloughs and a reduction in other employee benefit expenses. These decreases were partially offset by the acquisitions of ISC, U.K. Composites and INRUMEC during 2008 and an increase of $8.8 million in pension expense. Furloughs were taken by our Corporate Officers and employees at our Industrial Distribution segment and select operations of our Aerospace segment.

The increase in S,G&A for 2008 compared to 2007 is primarily due to the three acquisitions made during 2008, increases related to higher personnel costs as well as increased bid and proposal activity at our Aerospace segment. These increases were partially offset by lower expenses related to fringe benefits, incentive compensation and stock appreciation rights.

Goodwill Impairment

	2009	2008	2007
In thousands
Goodwill impairment	$—	$7,810	$—

During the second quarter of 2008, the Aerospace Wichita facility lost two of its major contracts and experienced continuing production and quality issues. As a result, we performed an interim test of goodwill for impairment and recorded a non-tax-deductible goodwill impairment charge of $7.8 million. This represented the entire goodwill balance for the reporting unit. We performed our annual test of goodwill impairment during the fourth quarter of 2009 and no impairment charge was required for the year ended December 31, 2009.

Operating Income

	2009	2008	2007
In thousands
Operating Income	$53,942	$65,266	$64,728
$ change	(11,324)	538	16,906
% change	(17.4)%	0.8%	35.4%
% of net sales	4.7%	5.2%	6.0%

The decrease in operating income in 2009 compared to 2008 was primarily driven by a decrease in operating income at our Industrial Distribution segment and an increase in pension expense offset in part by the absence of the $7.8 million non-tax deductible goodwill impairment charge taken in 2008, a slight increase in Aerospace segment organic operating income and the addition of operating income associated with the acquisition of U.K. Composites.

The increase in operating income in 2008 compared to 2007 was due to an increase in operating income at our Industrial Distribution segment and a decrease in Corporate expenses, offset by a lower operating income at our Aerospace segment. The increase in operating income at our Industrial Distribution segment was primarily a result of the new national accounts. The lower operating income at our Aerospace segment was primarily driven by the charges associated with Aerospace Wichita and lower foreign military sales under the JPF Fuze program. These reductions were offset by the absence of $6.4 million in charges related to the Australia SH-2G (A) program recorded in 2007. Please refer to the individual segment discussions for details on their operating income.

Interest Expense, Net

	2009	2008	2007
In thousands
Interest Expense, net	$5,700	$4,110	$7,526

Net interest expense generally consists of interest charged on the revolving credit facility and other borrowings offset by interest income. The increase in net interest expense for 2009 compared to 2008 was primarily due to higher total average bank borrowings and lower interest income, partially offset by lower interest rates in 2009. The higher average bank borrowings for 2009 was the result of progressively higher borrowings under the revolving credit agreement and term loan agreement as we funded the three acquisitions completed in 2008.

The decrease in net interest expense for 2008 compared to 2007 was primarily due to the repayment of a significant portion of our revolving credit line as of December 31, 2007, using the proceeds from the sale of the Music segment, as well as the redemption of all outstanding convertible debentures in late 2007. In the second quarter of 2008, we borrowed against our revolving credit line again to fund working capital requirements and the U.K. Composites acquisition.

Effective Income Tax Rate

	2009	2008	2007

Effective income tax rate	30.6%	40.7%	36.6%

The effective tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the year.  The decrease in the effective tax rate for 2009 compared to 2008 is primarily due to a one-time tax benefit for foreign exchange losses incurred as part of an international recapitalization, and from a discrete benefit due to certain foreign tax incentives, as well as the $7.8 million non-tax deductible non-cash goodwill impairment charge taken during the second quarter of 2008. We anticipate the full-year effective tax rate for 2010 to be approximately 35%.

The increase in the effective tax rate for 2008 compared to 2007 is due to the non-tax-deductible non-cash goodwill impairment charge of $7.8 million recorded in the second quarter of 2008 by the Aerospace segment.

Other Matters

Moosup

The CTDEP has given us approval for reclassification of groundwater in the vicinity of the Moosup, CT facility consistent with the character of the area. This facility is currently being held for disposal. We have completed the process of connecting neighboring properties to public drinking water in accordance with such approval and in coordination with the CTDEP and local authorities. Site characterization of the environmental condition of the property, which began in 2008, is continuing.

The total anticipated cost of the environmental remediation activities associated with the Moosup property is $4.1 million, all of which has been accrued. The total amount paid to date in connection with these environmental remediation activities is $1.9 million. A portion ($0.1 million) of the accrual related to this property is included in other accruals and payables and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, we are unable to estimate the amount of such additional costs, if any, at this time.

New Hartford

In connection with the sale of the Music segment in 2007, we assumed responsibility for meeting certain requirements of the Transfer Act that applied to our transfer of Ovation. Under the Transfer Act, those responsibilities essentially consist of assessing the site's environmental conditions and remediating environmental impairments, if any, caused by Ovation's operations prior to the sale. The site is a multi-tenant industrial park, in which Ovation and other unrelated entities lease space. The environmental assessment process, which began in 2008, is still in process.

We estimate our portion of the cost to assess the environmental conditions and remediate this site is $2.2 million, unchanged from previously reported estimates, all of which has been accrued. The total amount paid to date in connection with these environmental remediation activities is $0.4 million. A portion ($0.2 million) of the accrual related to this property is included in other accruals and payables and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, we are unable to estimate the amount of such additional costs, if any, at this time.

Bloomfield

In connection with the 2008 purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR, we have assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and we continue the effort to define the scope of the remediation that will be required by the CTDEP. The assumed environmental liability of $10.3 million was determined by taking the undiscounted remediation liability of $20.8 million and discounting it at a rate of 8%. The total amount paid to date in connection with these environmental remediation activities is $2.1 million. A portion ($1.4 million) of the accrual related to this property is included in other accruals and payables and the balance is included in other long-term liabilities. This remediation process will take many years to complete. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, we are unable to estimate the amount of such additional costs, if any, at this time.

United Kingdom

In connection with the purchase of U.K. Composites, we accrued, at the time of acquisition, £1.6 million for environmental compliance at their facilities. The total amount paid to date in connection with these environmental remediation activities is £0.1 million. The U.S. dollar equivalent of the remaining environmental compliance liability as of December 31, 2009 is $2.4 million, which is included in other accruals and payables. We continue to assess the work that may be required, which may result in a change to this accrual. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, we are unable to estimate the amount of such additional costs, if any, at this time.

In December 2008, a workplace accident occurred at our U.K. Composites facility in Darwen in which one employee died and another was seriously injured. In accordance with U.K. law, the matter has been the subject of an investigation carried out jointly by Lancashire Police and the Health and Safety Executive (“HSE”) to determine whether criminal charges are appropriate in this case.  Although we have not received official notification that the police investigation has ended with no recommendation of criminal charges, we believe that this is the case because the matter has been transferred to the regional Coroner to conduct an inquest, which is customary in cases where the local police have not sought prosecution. The inquest is scheduled for April 2010. Following the inquest, we expect that the HSE will conduct proceedings under U.K. Health and Safety legislation. We currently estimate that the total potential financial exposure of the U.K. Composites operation with respect to these government proceedings is not likely to be material to our consolidated financial statements.

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

During 2009, we continued to experience weakness in certain markets and industries that we first encountered late in 2008. While certain markets and products, such as food and beverage processing and power generation, have been less impacted, other industries have experienced significant declines, including non-metallic mineral products, metal mining, machinery and fabricated metals. This downturn has had a significant impact on our results and we took actions to mitigate these negative trends through measured and appropriate cost reduction activities, continued focus on pursuit of additional national account business and initiatives aimed at improving both our gross profit rates and operating margins. We continue to focus on the underlying fundamentals of our business with an emphasis on cost reduction, margin improvements, and adding market share. For 2010 we expect sales growth to be 3-6% and further improvements in gross margin rates. We anticipate operation margin to be up 50-100 basis points.

Our Strategy

The primary strategies for the Industrial Distribution segment are to:

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

In recent years, we have worked to increase market share in several less cyclical markets including the food and beverage, coal mining and energy industries. We are also expanding our presence in the power generation and utilities markets, two other less cyclical industries. We have been successful in this endeavor, as evidenced by our national account wins, and continue to target these industries. We also continued to build our government business group to service our 5-year contract with the General Services Administration Center for Facilities Maintenance and Hardware (“GSA”) which allows us to supply government agencies with Maintenance, Repair and Operations (“MRO”) organizations products from our major product categories. The first of these contracts was awarded to us during 2009.

Results of Operations

	2009	2008	2007
In thousands
Net Sales	$645,535	$776,970	$700,174
$ change	(131,435)	76,796	34,754
% change	(16.9)%	11.0%	5.2%

Operating Income	$12,612	$35,397	$33,038
$ change	(22,785)	2,359	(2,122)
% change	(64.4)%	7.1%	(6.0)%
% of net sales	2.0%	4.6%	4.7%

Net Sales

The decrease in net sales for 2009 as compared to 2008 is due to a decline of 19.2% in organic sales when measured on a same day sales basis. This decrease in organic sales was due to a significant decrease in sales to OEMs and reduced capital spending by MRO customers and changes in foreign currency exchange rates which had an unfavorable impact of $4.9 million on sales. The decrease was partially offset by the addition of sales resulting from the acquisitions of ISC and INRUMEC.  By industry there were significant declines in sales in the non-metallic mineral products, metal mining, machinery and fabricated metals industries which were partially offset by slight sales increases in the food and beverage and paper industries.

The increase in net sales during 2008 as compared to 2007 was due to a balance of organic growth and the contribution of $43.4 million in sales from the two acquisitions during the year. The remaining increase was due to higher sales to new national accounts, some of which were ramping up during 2007. This sales growth was partially offset by the slowing industrial market and an uncertain economy, particularly in the latter half of the fourth quarter of 2008. During 2008, we continued to make investments in infrastructure and opened three new branches and one new distribution center in the United States. As previously disclosed, these investments in infrastructure and personnel have had an impact on our operating income and it will take several years for the benefits of these investments to be fully realized.

Operating Income

Operating income decreased for 2009 as compared to 2008 primarily due to the decrease in organic sales volume and the resulting impact on our ability to leverage operating costs. Additionally, operating income was impacted by increases in pension plan expense, employee separation costs and insurance costs. These factors were partially offset by improved gross margin rates and steps taken by management to reduce operating costs. These steps included a business wide furlough and the consolidation of branches and the closure of underperforming branches, which resulted in a reduction in headcount. Additionally, we closed the U.S. pension plan to new employees of the Industrial Distribution segment, effective June 1, 2009. The savings that resulted from the business wide furlough are nonrecurring and although the other actions have led to increased costs in the near-term, management believes that the long-term reduction in operating costs will assist the Industrial Distribution segment to manage through this economic downturn and emerge as an even more profitable business.

Operating income increased for 2008 compared to 2007 primarily due to the increase in organic sales volume primarily in the first nine months of the year.  Results for the fourth quarter of 2008 were significantly impacted by the rapid decline in sales to OEMs and deterioration in capital spending by MRO organizations.

Aerospace Segment

Outlook

Although the military aerospace market remained relatively stable during 2009, as a result of the downturn in the global economy the commercial markets, including regional / business jets, did not perform at their 2008 levels. The impact of the downturn in the commercial aerospace market upon the segment has been mitigated by our existing military work which represents approximately 70% of total Aerospace sales. The segment performed well with 2009 operating profit return on net sales greater than 2008. Despite the operating performance achievements we have seen in 2009, we anticipate 2010 sales to be relatively flat and operating margin to be up 50-150 basis points. We continue to focus on gross profit improvements on our current programs with the potential for increased sales and profitability through sales of the SH-2G(I) inventory and related equipment. We anticipate that our bearing product lines will continue to see weakness in the commercial markets with the military markets relatively consistent with 2009.

Our Strategy

Our strategy for the Aerospace segment is to expand our global market position in military and commercial markets, while maintaining leadership in product technical performance and application engineering support and continuing to concentrate on lean manufacturing techniques and lead time reduction.

Results of Operations

The following table presents selected financial data for our Aerospace segment:

	2009	2008	2007
In thousands
Net Sales	$500,696	$476,625	$385,857
$ change	24,071	90,768	59,855
% change	5.1%	23.5%	18.4%

Operating Income	$74,996	$61,608	$67,783
$ change	13,388	(6,175)	19,643
% change	21.7%	(9.1)%	40.8%
% of net sales	15.0%	12.9%	17.6%

Backlog on contract	$433,707	$550,736	$474,529

Net Sales

Net sales increased for 2009 as compared to 2008 due to increased sales on our military programs and the incremental contribution of $21.4 million in sales from the acquisition of U.K. Composites. The increase in sales on our military programs was due to increased shipments to the United States Government (“USG”) and foreign militaries (“FMS”) on the JPF program, increased shipments on the Sikorsky BLACKHAWK helicopter cockpit program, additional upgrade work on the Egypt SH-2G(E) helicopter fleet, SH-2G spare part sales to New Zealand and increased sales of our bearing products for military platforms. These increases were partially offset by the absence of sales related to the Australian helicopter program support center, a decline in sales of our bearings products for business jet platforms, and an unfavorable change in foreign currency exchange rate. The impact of the change in foreign currency exchange rates was $7.4 million, primarily as a result of the strengthening of the U.S. Dollar against the Pound Sterling which unfavorably impacted the current year sales of U.K. Composites.  Aerospace sales were lower than we had anticipated for 2009, due primarily to the absence of JPF fuze sales to the USG and FMS which were anticipated in the fourth quarter of 2009. The required number of fuzes were produced for shipment to the USG and FMS; however, delivery was delayed due to an issue with a component supplied by a third party that had not been produced to USG specifications. Management has addressed this supplier issue and expects to ship fuzes during 2010.

The growth in net sales for 2008 compared to 2007 was attributable to $32.3 million of sales by U.K. Composites, which was acquired in mid-June 2008, higher sales to the commercial aerospace market and increased production and shipments under the segment’s military related programs.  The increase in the military related programs was due to increased production and shipments of the JPF fuze to the USG, higher shipments on several legacy fuze programs and higher production levels for the Sikorsky BLACKHAWK helicopter program. These increases were partially offset by a decrease in sales due to the production and operational issues experienced by Aerospace Wichita, the termination of the production and service contract related to the Australian SH-2G(A) Super Seasprite program, as well as work performed for the Egyptian SH-2G(E) in 2007 that was not repeated during 2008.

Operating Income

Operating income increased for 2009 when compared to 2008 due to the absence of the $7.8 million non-cash, non-tax-deductible, goodwill impairment charge taken in 2008, increased shipments of higher margin JPF fuzes, the addition of operating income from the acquisition of U.K. Composites, increased sales on the Egypt helicopter upgrade program,  increased sales of spares to New Zealand to support their helicopter fleet, higher production levels of the Sikorsky BLACKHAWK helicopter cockpit program and increased sales of bearing products for military platforms. These increases were partially offset by reduced gross profit generated by our bearing products for commercial platforms resulting from the lower sales volume as noted above. The Aerospace segment has taken measures designed to reduce costs and improve operating performance, such as furloughs at certain operations. These measures helped improve operating income for the segment; however, the effect of the furloughs in 2009 is nonrecurring in nature.

The decrease in operating income in 2008 as compared to 2007 is due to $13.0 million in charges related to goodwill impairment and the write-off of Aerospace Wichita inventory and tooling costs and lower foreign military sales under the JPF fuze program. These decreases were partially offset by the absence of the $6.4 million contract loss accrual recorded in 2007 related to the Australian SH-2G(A) Super Seasprite program.

Backlog

The decrease in backlog in 2009 compared to 2008 is the result of the changes in the buying patterns of our customers during 2009 and the impact of certain new programs, A-10 and Bell Helicopters, which are not fully included in backlog at December 31, 2009 due to the timing of order receipt.

The increase in backlog in 2008 compared to 2007 is due to new orders under the Sikorsky BLACKHAWK helicopter program and the addition of the U.K. Composites backlog resulting from its acquisition in June 2008, partially offset by a decrease in backlog resulting from the termination of the SH-2G(A) Super Seasprite program with the Commonwealth of Australia.

Major Programs/Product Lines

Military Markets

A-10

In 2008, the segment signed a five-year requirements contract with Boeing for the production of wing control surfaces (inboard and outboard flaps, slats and deceleron assemblies) for the U.S. Air Force’s A-10 fleet, with initial deliveries scheduled to begin in 2010.  Full rate production is expected to begin in 2011 with an average of approximately 47 ship sets per year through 2015.  This multiyear contract has a potential value in excess of $100 million; however, annual quantities will vary, as they are dependent upon the orders Boeing receives from the U.S. Air Force (“USAF”).

BLACKHAWK

The Sikorsky BLACKHAWK helicopter cockpit program involves the manufacture of cockpits including the installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines, and the composite structure that holds the windscreen for most models of the BLACKHAWK helicopter. Total orders placed to date for this program are 630 cockpits. The total potential value of this program is at least $250 million, with deliveries on current orders continuing through 2010. Through December 31, 2009, a total of 438 cockpits have been delivered under this contract. We currently expect 2010 production levels to be slightly lower than those experienced in 2009 due to a reduction in orders received from Sikorsky.

The segment also performs additional subcontract work involving fuselage joining and installation tasks, blade erosion coating and the production of certain mechanical subassemblies for this helicopter program.

Bearings

Our bearing products are included on military platforms manufactured in North America and Europe. These products are used as original equipment and/or specified as replacement parts by the manufacturers. The most significant portion of our sales is derived from the U.S. military platforms, such as the AH-64, C-17 and F/A-18 aircraft, with additional sales in Europe on the Typhoon. These products are primarily proprietary self-lubricating, ball and roller bearings for aircraft flight controls, turbine engines, and landing gear and driveline couplings for helicopters.

C-17

The segment continues production of structural wing subassemblies for the Boeing C-17. Although recent press reports note that continued production of the C-17 may be at risk, we received orders in 2008 for an additional 30 ship sets which will extend our work on the program through 2010.

Egypt SH-2G(E)

The segment continues work under a program for depot level maintenance and upgrades for nine Kaman SH-2G(E) helicopters originally delivered to the Egyptian government during the 1990s. Through December 31, 2009, we are on contract for $16.5 million of work related to maintenance and upgrades. This program has a current contract value of approximately $51.8 million.

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

The total value of JPF contracts awarded by the USG from inception of the program through December 31, 2009 is $254.7 million. This value primarily consists of Options 1 through 6 under the original contract and various contract modifications, including a two-phase facilitization contract modification and additional foreign military sales facilitated by the USG, as well as a variety of development and engineering contracts, along with special tooling and test equipment. We expect to continue production under the currently awarded options through 2012.

The facilitization program at our Middletown, CT facility has contributed to increased production capabilities and allowed us to improve our quality and efficiency on the JPF program. The facilitization program provided us an opportunity to review production workflow to create greater efficiencies, qualify a second Kaman site for full production and create an enhanced fuze design. During 2009, we passed the final testing and began production of the enhanced fuze.

MH-92

The Sikorsky Canadian MH-92 helicopter program includes the manufacture and assembly of composite tail rotor pylons.  This program has undergone numerous customer directed design changes causing costs on this program to exceed the price for the contract. Management believes that the incremental costs related to customer directed design changes are recoverable. At December 31, 2009, contract price negotiations for this program have not yet been finalized. To date, we have recorded $3.6 million in contract losses, with $0.6 million and $3.0 million recorded in 2009 and 2008, respectively, for higher scrap, inefficiencies and tooling costs related to this program.

U.S Army

In December 2009, we signed a $7.2 million dollar contract with the U.S. Army to perform blade erosion coating on up to 500 helicopter blades, with initial deliveries scheduled to begin in the first quarter of 2010.

Commercial Markets

777 / 767

In late 2007, we signed a seven-year follow-on contract with Boeing for the production of fixed wing trailing edge assemblies for the Boeing 777 and 767 aircraft. During 2009, on average we delivered 7 ship sets per month on the Boeing 777 platform and 1 ship set per month on the Boeing 767. For 2010, we currently anticipate a reduction in the number of ship sets delivered per month to occur during the year. This multiyear contract has a potential value in excess of $100 million; however, annual quantities will vary, as they are dependent upon the orders Boeing receives from its customers.

Airbus

Our U.K. Composites operations provide composite components for many Airbus platforms. The most significant of these are the A320, A330 and A340. Orders for these components are dependent on the build rate for these various platforms.

Bearings

Our bearing products are included on commercial airliners and regional / business jets manufactured in North and South America, Europe and Asia and are used as original equipment and/or specified as replacement parts by airlines and aircraft manufacturers. These products are primarily proprietary self-lubricating, ball and roller bearings for aircraft flight controls, turbine engines, and landing gear, and driveline couplings for helicopters. The most significant portion of our commercial sales is derived from Boeing and Airbus platforms, such as the Boeing 737, 747, and 777 and the Airbus A320, A330 and A380.

Bell Helicopters

In September 2009, we were awarded a five-year contract with a potential value of $53 million to build composite helicopter blade skins and skin core assemblies for Bell Helicopters. Under the terms of the contract, we will provide 18 different assemblies for H1, 406, 407, 412, 427, 429, 430 and BA609 aircraft. All work will be performed at our full-service aerospace innovation and manufacturing support center in Bloomfield, Connecticut. First article deliveries to Bell's Hurst, Texas facility began in late 2009. Annual quantities for this program will vary, as they are dependent upon the orders Bell receives from its customers.

Other Matters

SH-2G(I)

As previously reported, we reached an agreement with the Commonwealth of Australia in 2008 providing for the termination of the SH-2G(A) Super Seasprite Program. Pursuant to the agreement, the Commonwealth transferred ownership of the 11 SH-2G(A)  Super Seasprite helicopters to the company, together with spare parts and associated equipment, in exchange for a release of any remaining payment obligation for net unbilled receivables totaling approximately $32.0 million. The transfer of ownership was completed on February 12, 2009 and we are actively engaged in efforts to resell the aircraft, spare parts and equipment to other potential customers. Pursuant to the terms of the agreement with the Commonwealth of Australia, we have agreed to share all proceeds from the resale of the aircraft, spare parts, and equipment with the Commonwealth on a predetermined basis, and total payments of at least $39.5 million (AUD) must be made to the Commonwealth regardless of sales, of which at least $26.7 million (AUD) must be paid by March 2011. To the extent that cumulative payments have not yet reached $39.5 million (AUD), additional payments of $6.4 million (AUD) each must be paid in March of 2012 and 2013. In late 2008, we entered into foreign currency exchange contracts that limit the foreign currency risks associated with these required payments to $23.7 million. See Note 6, Derivative Financial Instruments, in the Notes to Consolidated Financial Statements for further discussion of these instruments. In addition, to secure these payments the Company has provided the Commonwealth with a $39.5 million (AUD) unconditional letter of credit, which is being reduced as such payments are made. At December 31, 2009, we had made required payments of $1.4 million (AUD). As of that date, the U.S. dollar value of the remaining $38.1 million (AUD) required payment was $34.2 million.

Sales generated by the SH-2G(A) service center, which had been a meaningful portion of our Aerospace segment’s net sales in recent years, ended at the conclusion of the support center ramp down period, which occurred during the fourth quarter of 2008.

Since the successful transfer of the helicopters and related equipment, segment management has attended trade events to market the aircraft, obtained 42 marketing licenses required by the USG, begun discussions with 7 foreign governments regarding the sale of the helicopters and received small orders for the spare parts and related equipment.

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

In late 2006, the USASC informed us that it was changing its remedy under the contract from performance of warranty rework to an "equitable adjustment" to the contract price. We responded, explaining our view that we had complied with contract requirements. In June 2007, the USASC affirmed its position and gave instructions for disposition of the subject fuzes, including both the impact switch and bellows motor related items, to a Navy facility and we complied with that direction. In November 2009, the United States Government (“USG”) instituted suit, alleging liability associated with this matter and including specific claims of about $6.0 million (treble damages) in connection with allegedly "false claims" by us for payment for fuzes containing the incorrect part and $3.0 million in connection with rework.  By letter dated July 16, 2009, USASC informed us that it also demands payment of $9.8 million under the contract related to warranty rework. We believe that all these allegations are unfounded and we are defending ourselves vigorously. At December 31, 2009, we had no amount accrued for this demand.

As reported previously, a separate contract dispute between the Orlando Facility and the USASC relative to the FMU-143 fuze program is now in litigation. The USASC has basically alleged the existence of latent defects in certain fuzes due to unauthorized rework during production and has sought to revoke their acceptance. We believe that the Orlando Facility performed in accordance with the contract and it is the government that materially breached the contract terms in several ways. As a result, during the fourth quarter of 2007, we cancelled the contract and, in January 2008, commenced litigation before the Board requesting a declaratory judgment that the cancellation was proper. Shortly thereafter, the USASC notified us that it was terminating the contract for default, making the allegations noted above, and we filed a second complaint with the Board appealing that termination decision.  The litigation process continues. In the same letter of July 16, 2009, referenced above, USASC also demanded a repayment of $5.7 million for these alleged latent defects. We contest this demand and have filed an appeal of it before the Board.  At December 31, 2009, we had no amount accrued for these matters as we believe that the likelihood of an adverse outcome to this litigation is remote.

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

We continue to rely upon bank financing as an important source of support for our business activities including acquisitions. We believe this, when combined with cash generated from operating activities, will be sufficient to support our anticipated liquidity requirements for the foreseeable future. We anticipate our capital expenditures to be approximately $20.0 - 25.0 million in 2010, primarily related to information technology investments. We anticipate a variety of items will have an impact on our liquidity during the next 12 months, aside from our normal working capital requirements. These may include the resolution of any of the matters described in MD&A, including the FMU-143 litigation, the cost sharing arrangement with the Commonwealth of Australia, the cost of existing environmental remediation matters, the U.K. Composites workplace accident and required pension contributions. However, we do not believe any of these matters will lead to a shortage of capital resources or liquidity that would prevent us from continuing with our business operations as expected.

During 2009, we successfully executed a $225 million Revolving Credit Agreement and, in late 2008, a $50.0 million Term Loan Credit Agreement; however, the current market may adversely affect the securing and/or pricing of additional financing, if any, that might be necessary to continue with our growth strategy and finance working capital requirements. We are watchful of the developments in the credit markets and continuously assess the impact that current economic conditions may have on our operations.

Additionally, with the significant downturn in the financial markets in 2008, the market value of our pension plan assets has significantly decreased, resulting in higher pension plan contributions and a significant increase in pension expense in 2009. Management continuously monitors the assumptions used in the determination of our benefit obligation and compares them to actual performance. During 2009, our pension assets have recovered some of their lost value and we believe the assumptions selected are valid due to the long-term nature of our benefit obligations.

On February 23, 2010, our Board of Directors authorized management to amend the pension plan. The amendment will, among other things, close the pension plan to all new hires on or after March 1, 2010 and change the benefit calculation for existing employees related to pay and years of service. Specifically, changes in pay will be taken into account for benefit calculation purposes until the end of calendar year 2010, the benefit formula will be improved to use the highest five years out of the last ten years of service up to December 31, 2010, whether consecutive or not, and years of service will continue to be added for purposes of the benefit calculations through December 15, 2015, with no further accumulation for service thereafter except for vesting purposes.

We estimate the changes to the pension plan will result in a net curtailment loss of approximately $0.2 million. In addition, we estimate that the projected benefit obligation will be reduced, and the pension plan’s funded status would change by approximately $47.0 million on March 1, 2010. Based on the above action, we anticipate our pension expense to decrease by approximately $5.0 million in 2010 as compared to 2009.

On February 23, 2010, our Board of Directors also authorized certain enhancements to the defined contribution plan including, among other things, an increase in employer matching contributions made to the plan based on each participant’s pre-tax contributions. The enhancements will become effective January 1, 2011.

A summary of our consolidated cash flows from continuing operations is as follows:

	2009	2008	2007	09 vs. 08	08 vs. 07
	(in thousands)
Total cash provided by (used in)
Operating activities	$70,454	$(13,705)	$25,581	$84,159	$(39,286)
Investing activites	(16,267)	(125,776)	95,661	109,509	(221,437)
Financing activities	(45,153)	75,055	(56,452)	(120,208)	131,507

Net cash provided by operating activities increased $84.2 million in 2009 compared to 2008, primarily due to the following:

•	Lower working capital requirements due to lower sales at our Industrial Distribution segment.
•	Improvements in our inventory procurement and management processes.
•	Focus on collections of outstanding receivable balances.
•	Decreased payments of taxes, due to the absence of payments made in 2008 related to the sale of our Music segment in the fourth quarter of 2007.
•	Decreased cash outflows associated with incentive compensation in 2009 compared to 2008.
•	Lower SERP payments for retiring executives.

Net cash used in investing activities decreased $109.5 million for 2009 compared to 2008. The decrease was primarily attributable to cash used for acquisitions.

Net cash provided by financing activities decreased $120.2 million for 2009 compared to 2008. In 2009 we had a net repayment under the Revolving Credit Agreement and Term Loan Agreement of $30.8 million, compared to net proceeds from borrowings under the Revolving Credit Agreement and Term Loan of $81.6 million received in 2008. The proceeds received in 2008 were used to fund our acquisitions.

Net cash provided by operating activities decreased $39.3 million in 2008 compared to 2007. This increase in cash used is primarily attributable to increased cash requirements to fund working capital needs in 2008 as compared to 2007 as specifically discussed below:

•	Inventory levels increased in the Aerospace segment, primarily due to the acquisition of a K-MAX aircraft, higher amounts of inventory at Aerospace Wichita and higher JPF inventory.
•	Higher payments of prior year accrued fringe benefits and incentive compensation during 2008.
•	Total cash payments for income taxes increased significantly, primarily due to the taxes paid on the gain resulting from the Music segment sale.
•	The company paid out a significant amount of SERP payments in 2008 compared to 2007 primarily attributable to the retirement of our former Chief Executive Officer and Chief Financial Officer.

Net cash used in investing activities increased $221.4 million in 2008 compared to 2007. The increase is primarily attributable to the acquisitions of U.K. Composites and ISC during the second quarter of 2008 and the acquisition of INRUMEC during the fourth quarter of 2008, the absence of cash inflows from the sale of our former Music segment in 2007, and the increase in capital expenditures in both our segments.

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

The lenders have been granted a security interest in substantially all of our domestic personal property and other assets (excluding real estate) and a pledge of 66% of our equity interest in certain of our foreign subsidiaries and 100% of our equity interest in our domestic subsidiaries, as collateral for our obligations under the Revolving Credit Agreement.

Interest rates on amounts outstanding under the Revolving Credit Agreement are variable and are determined based on a ratio of Consolidated Total Indebtedness as of the last day of the most recently ended Measurement Period to Consolidated EBITDA (the “Consolidated Senior Secured Leverage Ratio”), as defined in the Revolving Credit Agreement. At December 31, 2009, the interest rate for the outstanding amounts on the Revolving Credit Agreement was 3.95%. In addition, we are required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.50% to 0.75% per annum, based on the Consolidated Senior Secured Leverage Ratio. Fees for outstanding letters of credit range from 2.75% to 4.50%, based on the Consolidated Senior Secured Leverage Ratio. We anticipate the 2010 interest expense to increase by approximately $3.0 million compared to 2009.

On October 29, 2008, we executed a Term Loan Credit Agreement with co-lead arrangers Bank of America and The Bank of Nova Scotia and a syndicate of lenders (“Term Loan Agreement”). The Term Loan Agreement, which is in addition to our current Revolving Credit Agreement, is a $50 million facility with a four-year term, requiring quarterly payments of principal at the rate of 2.5% with 62.5% of the initial aggregate principal payable in the final quarter.  We may increase the term loan, by up to an aggregate of $50 million with additional commitments from the lenders or new commitments from acceptable financial institutions.  In conjunction with the entry into the Revolving Credit Agreement on September 17, 2009, the Term Loan Agreement was amended to allow for security interests and financial covenants consistent with those defined in the Revolving Credit Agreement.

Facility fees and interest rates under the Term Loan Agreement are variable and are determined on the basis of our credit rating from Standard & Poor's. In April 2009, Standard & Poor's re-affirmed our rating as investment grade BBB- with an outlook of stable. We believe this is a favorable rating for a company of our size. Under the terms of the current Term Loan Agreement, if this rating should decrease, the effect would be to increase facility fees as well as the interest rates charged. At December 31, 2009, the interest rate for the outstanding amounts on the Term Loan Agreement was 4.0%.

The financial covenants associated with the Revolving Credit Agreement and Term Loan Credit Agreement include a requirement that i) the ratio of Consolidated Senior Secured Indebtedness to EBITDA, as defined in the Revolving Credit Agreement, cannot be greater than 3.00 to 1.00, ii) the ratio of Consolidated Total Indebtedness to EBITDA, as defined in the Revolving Credit Agreement, cannot be greater than 3.50 to 1.00, and iii) the ratio of EBITDA, as defined in the Revolving Credit Agreement, to the sum of (i) net interest expense, (ii) the aggregate principal amount of all regularly scheduled principal payments of outstanding indebtedness for borrowed money, (iii) all dividends or other distributions with respect to any equity interests of the Company and (iv) the aggregate amount of Federal, state, local, and foreign income taxes paid in cash cannot be less than 1.05 to 1.00 for any measurement period between September 17, 2009 – March 31, 2011, 1.25 to 1.00 for any measurement period between April 1, 2011 to September 30, 2011 or 1.35 to 1.00 for any measurement period on or after October 1, 2011. We were in compliance with these financial covenants as of December 31, 2009 and we do not anticipate noncompliance in the foreseeable future.

Total average bank borrowings, including the Revolving Credit Agreement and Term Loan Agreement, for 2009 were $90.5 million.  As of December 31, 2009, there was $168.2 million available for borrowing under the Revolving Credit Agreement, net of letters of credit. Letters of credit are considered borrowings for purposes of the Revolving Credit Agreement. A total of $40.0 million in letters of credit was outstanding under the Revolving Credit Agreement at December 31, 2009, $34.2 million of which was related to the guaranteed minimum payments to Australia in connection with the ownership transfer of the 11 SH-2G(A) helicopters (along with spare parts and associated equipment). Total average borrowings for the comparable period in 2008 under the Former Revolving Credit Agreement totaled approximately $62.8 million.

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

Other Sources/Uses of Capital

We expect to contribute $10.7 million to the qualified pension plan and $0.9 million to the SERP for the 2010 plan year. For the 2009 plan year, we made a contribution of $10.9 million to the qualified plan and contributions of $5.7 million to the SERP.

In November 2000, our board of directors approved a replenishment of our stock repurchase program, providing for repurchase of an aggregate of 1.4 million common shares for use in administration of our stock plans and for general corporate purposes. There were no shares repurchased during 2008 or 2009 under this program. At December 31, 2009, approximately 1.1 million shares were authorized for repurchase under this program.

On June 26, 2009, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”). This shelf registration statement allows us to offer, issue or sell from time to time, together or separately, (i) senior or subordinated debt securities, which may be convertible into shares of our common stock, preferred stock or other securities; (ii) shares of our common stock; (iii) shares of our preferred stock, which we may issue in one or more series; or (iv) warrants to purchase our equity or debt securities or other securities.  The total offering price of the securities will not exceed $200 million in the aggregate. The shelf registration became effective on August 3, 2009.  Future offerings, if any, will be made only by means of a written prospectus or other permitted documents. At the time of any such offering, we will file a prospectus supplement with the SEC outlining the type of securities, amounts, prices, use of proceeds and other terms.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

The following table summarizes certain of the company’s contractual obligations as of December 31, 2009:

	Payments due by period (in millions)
					More than 5
Contractual Obligations	Total	Within 1 year	1-3 years	3-5 years	years
Long-term debt	$61.8	$5.0	$56.8	$—	$—
Interest payments on debt (a)	13.1	4.4	8.0	0.7	—
Operating leases	38.7	15.8	18.0	4.1	0.8
Purchase obligations (b)	95.8	89.2	6.4	0.2	—
Other long-term obligations (c)	30.5	3.3	10.6	5.8	10.8
Planned funding of pension and SERP (d)	27.4	11.6	1.7	7.4	6.7
Payments to the Commonwealth of Australia (e)	34.2	—	28.5	5.7	—
Total	$301.5	$129.3	$130.0	$23.9	$18.3

Note: For more information refer to Note 12, Credit Arrangements – Short-Term Borrowing and Long-Term Debt; Note 18, Commitments and Contingencies; Note 17, Other Long-Term Liabilities; Note 16, Pension Plans, and Note 15, Income Taxes in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

(a)
Interest payments on debt within one year are based upon the long-term debt that existed at December 31, 2009. After one year interest payments are based upon average estimated long-term debt balances outstanding each year.

(b)
This category includes purchase commitments to suppliers for materials and supplies as part of the ordinary course of business, consulting arrangements and support services. Only obligations in the amount of at least fifty thousand dollars are included.

(c)
This category includes obligations under the company's long-term incentive plan, deferred compensation plan, a supplemental disability income arrangement for one former company officer and unrecognized tax benefits.

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

(e)
As previously reported, we reached an agreement with the Commonwealth of Australia in 2008 providing for the termination of the SH-2G(A) Super Seasprite Program. Pursuant to the agreement, the Commonwealth transferred ownership of the 11 SH-2G(A)  Super Seasprite helicopters to the company, together with spare parts and associated equipment, in exchange for a release of any remaining payment obligation for net unbilled receivables totaling approximately $32.0 million. The transfer of ownership was completed on February 12, 2009 and we are actively engaged in efforts to resell the aircraft, spare parts and equipment to other potential customers. Pursuant to the terms of the agreement with the Commonwealth of Australia, we have agreed to share all proceeds from the resale of the aircraft, spare parts, and equipment with the Commonwealth on a predetermined basis, and total payments of at least $39.5 million (AUD) must be made to the Commonwealth regardless of sales, of which at least $26.7 million (AUD) must be paid by March 2011. To the extent that cumulative payments have not yet reached $39.5 million (AUD), additional payments of $6.4 million (AUD) each must be paid in March of 2012 and 2013. In late 2008, we entered into foreign currency exchange contracts that limit the foreign currency risks associated with these required payments to $23.7 million. At December 31, 2009, we had made required payments of $1.4 million (AUD). As of that date, the U.S. dollar value of the remaining $38.1 million (AUD) required payment was $34.2 million.

Off-Balance Sheet Arrangements

The following table summarizes the company’s off-balance sheet arrangements:

	Payments due by period (in millions)
					More than 5
Off-Balance Sheet Arrangements	Total	Within 1 year	1-3 years	3-5 years	years
Acquisition earn-out (1)	$4.5	$0.1	$2.8	$1.6	$—
Total	$4.5	$0.1	$2.8	$1.6	$—

1)	The obligation to pay earn-out amounts depends upon the attainment of specific milestones for KPP Orlando, an operation acquired in 2002.

The company currently maintains $40.0 million in outstanding standby letters of credit under the Revolving Credit Agreement. Of this amount, $34.2 million is related to the guaranteed minimum payments to Australia in connection with the ownership transfer of the 11 SH-2G(A) helicopters (along with spare parts and associated equipment).

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

Management performs detailed quarterly reviews of all of our significant long-term contracts. Based upon these reviews, we record the effects of adjustments in profit estimates each period. If at any time management determines that in the case of a particular contract total costs will exceed total contract revenue, we record a provision for the entire anticipated contract loss at that time.

The percentage-of-completion method requires that we estimate future revenues and costs over the life of a contract. Revenues are estimated based upon the original contract price, with consideration being given to exercised contract options, change orders and in some cases projected customer requirements. Contract costs may be incurred over a period of several years, and the estimation of these costs requires significant judgment based upon the acquired knowledge and experience of program managers, engineers, and financial professionals. Estimated costs are based primarily on anticipated purchase contract terms, historical performance trends, business base and other economic projections. The complexity of certain programs as well as technical risks and uncertainty as to the future availability of materials and labor resources could affect the company’s ability to estimate future contract costs.

While we do not believe there is a reasonable likelihood there will be a material change in estimates or assumptions used to calculate our long-term revenues and costs, estimating the percentage of work complete on certain programs is a complex task. As a result, changes to these programs could have a significant impact on our results of operations. These programs include the Sikorsky Canadian MH-92 program, the Sikorsky BLACKHAWK program, the JPF program, and several other programs including the Boeing A-10 program. Estimating the ultimate total cost of these programs has been challenging partially due to the complexity of the programs, the ramping up of the new programs, the nature of the materials needed to complete these programs, change orders related to the programs and the need to manage our customers’ expectations. These programs are an important element in our continuing strategy to increase operating efficiencies and profitability as well as broaden our business base. Management continues to monitor and update program cost estimates quarterly for these contracts. A significant change in an estimate on one or more programs could have a material effect on our financial position or results of operations.

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

As of December 31, 2009 and 2008, our allowance for doubtful accounts was 1.8 percent and 1.2 percent of gross receivables, respectively. Receivables written off, net of recoveries, in 2009 and 2008 were $1.3 and $0.8 million, respectively.

Currently we do not believe that we have a significant amount of risk relative to the allowance for doubtful accounts. A 10% change in the allowance would have a $0.2 million effect on pre-tax earnings.

Inventory Valuation
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions

We have four types of inventory (a) merchandise for resale, (b) contracts in process, (c) other work in process, and (d) finished goods. Merchandise for resale is stated at the lower of the cost of the inventory or its fair market value. Contracts in process, other work in process and finished goods are valued at production cost comprised of material, labor and overhead, including general and administrative expenses on certain government contracts. Contracts in process, other work in process, and finished goods are reported at the lower of cost or net realizable value. We include raw material amounts in the contracts in process and other work in process balances. Raw material includes certain general stock materials but primarily relates to purchases that were made in anticipation of specific programs that have not been started as of the balance sheet date. The total amount of raw material included in these in process amounts is less than 5.0% of the total inventory balance for 2009 and 2008.

The process for evaluating inventory obsolescence or market value issues often requires the company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business. We adjust our inventory by the difference between the estimated market value and the actual cost of our inventory to arrive at net realizable value. Changes in estimates of future sales volume may necessitate future write-downs of inventory value. Based upon a market evaluation performed in 2002 we wrote down our K-MAX® inventory by $46.7 million in that year. The K-MAX® inventory balance, consisting of work in process and finished goods, was $24.6 million as of December 31, 2009. We believe that it is stated at net realizable value, although lack of demand for spare parts in the future could result in additional write-downs of the inventory value. Overall, management believes that our inventory is appropriately valued and not subject to further obsolescence in the near term

On February 12, 2009, we completed the transfer of title to the 11 Australian SH-2G(A) Super Seasprite helicopters, including related inventory and equipment. At December 31, 2009, $55.0 million of SH-2G(I) inventory, formerly SH-2G(A), was included in contracts and other work in process inventory. We believe there is market potential for these aircraft and we are actively marketing them to interested potential customers; however a significant portion of this inventory will be sold after December 31, 2010, based upon the time needed to market the aircraft and prepare them for sale.

Inventory valuation at our Industrial Distribution segment generally requires less subjective management judgment than the valuation of certain inventory in the Aerospace segment. Management reviews the K-MAX® inventory balance on an annual basis to determine whether any additional write-downs are necessary. If such a write down were to occur, this could have a significant impact on our operating results. A 10% write down of the December 31, 2009 inventory balance would have affected pre-tax earnings by approximately $2.5 million in 2009.

Management reviewed the SH-2G(I) inventory balance at December 31, 2009 to determine that no write-down was necessary. If such a write down were to occur, this could have a significant impact on our operating results. A 10% write down of the December 31, 2009 inventory balance would have affected pre-tax earnings by approximately $5.5 million in 2009.

Self-Insured Retentions Liabilities
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions

To limit our exposure to losses related to health, workers’ compensation, auto and product/general liability claims we obtain third party insurance coverage. We have varying levels of deductibles for these claims. Our total liability/deductible for workers’ compensation is limited to $0.4 million per claim, and for general liability and auto liability we are limited to $0.3 million per claim. The cost of such benefits is recognized as expense based on claims filed in each reporting period and an estimate of claims incurred but not reported (“IBNR”) during such period. The estimates for the cost of the claims are based upon information provided to us by the claims administrators and are periodically revised to reflect changes in loss trends. Our IBNR estimate is based upon historical trends.

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

The financial results of the company could be significantly affected if future claims and assumptions differ from those used in determining these liabilities. If more claims are made than were estimated or if the costs of actual claims increase beyond what was anticipated, reserves recorded may not be sufficient and additional accruals may be required in future periods. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our self-insured liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our self-insurance reserve would affect our 2009 pre-tax earnings by $0.6 million.

Goodwill and Other Intangible Assets
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions

Goodwill and certain intangible assets that have indefinite lives are evaluated at least annually for impairment. All intangible assets are also reviewed for possible impairment whenever changes in conditions indicate that their carrying value may not be recoverable. The annual evaluation is generally performed during the fourth quarter, using currently available forecast information.

In accordance with generally accepted accounting principles, we test goodwill for impairment at the reporting unit level, which is one level below our operating segment level. A component of an operating segment is deemed to be a reporting unit if it constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component.

The identification and measurement of goodwill impairment involves the estimation of fair value of the reporting unit as compared to its carrying value.

The carrying value of goodwill and other intangible assets was $116.9 million and $111.8 million as of December 31, 2009 and 2008, respectively. Based upon its annual evaluation, management has determined that there has been no impairment of its goodwill and other intangible assets.

Management’s estimate of fair value using the discounted cash flow method is based upon factors such as projected revenue and operating margin growth rates reflecting our internal forecasts, terminal growth rates and market participant weighted-average cost of capital as our discount rate. We utilize currently available information regarding present industry and economic conditions and future expectations to prepare our estimates and perform impairment evaluations.

Management believes this technique is the most appropriate due to the lack of comparable sales transactions in the market or publicly-traded companies with comparable operating and investment characteristics for which operating data is available to derive valuation multiples for the reporting units being tested. There have been no updates or changes to our methodology during 2009.

In preparing our annual evaluation we used an assumed terminal growth rate of 3.5% for our reporting units. The discount rate utilized to reflect the risk and uncertainty in the financial markets and specifically in our internally developed earnings projections ranged from 12% - 13% for our Aerospace reporting units and 11.5% - 17% for our Industrial Distribution reporting units. Future changes in these estimates and assumptions could materially affect the results of our test for goodwill impairment.

In preparing our annual evaluation for 2008 we used an assumed terminal growth rate of 4% for our reporting units. The discount rate utilized to reflect the risk and uncertainty in the financial markets and specifically in our internally developed earnings projections was 12% for our Aerospace reporting units and 13% for our Industrial Distribution reporting units. The change in the discount rate, when compared to the current year, was due to the risk and uncertainty in our internally developed financial projection resulting from the severity of the economic downturn during 2009 and our estimate as to when a broader economic recovery will impact our reporting units in 2010 and beyond.

We do not currently believe there is a reasonable likelihood that there will be a material change in estimates or assumptions used to test for impairment losses on goodwill and other intangible assets. A decrease of 1% in our terminal growth rate or an increase of 1% in our discount rate would still result in a fair value calculation exceeding our book value for each of our reporting units. Additionally, a 10% decrease in the fair value of our reporting units also would not have resulted in an impairment of goodwill. However, if actual results are not consistent with our estimates or assumptions or if current economic conditions persist, we may be exposed to an impairment charge that could be material.

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

In order to estimate the liability associated with LTIP awards, management must make assumptions as to how our current performance compares to current Russell 2000 data based upon the Russell 2000’s historical results. This analysis is performed on a quarterly basis. When sufficient Russell 2000 data for a year is available, which typically will not be until April or May of the following year, management will adjust the liability to reflect its best estimate of the total award. Actual results could differ significantly from management’s estimates. The total estimated liability as of December 31, 2009 was $5.4 million.

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

If actual results are not consistent with the assumptions used, the stock-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the stock-based compensation. A 10% change in our stock-based compensation expense for the year ended December 31, 2009, would have affected pre-tax earnings by approximately $0.3 million in 2009. Due to the timing of availability of the Russell data, there is a risk that the amount we have recorded as LTIP expense could be different from the actual payout. A 10.0 percentage point increase in the total performance factor earned for our LTIP would result in a reduction of 2009 pretax earnings of $0.5 million.

Pension Plans
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions

We maintain a qualified defined benefit pension plan for our full-time U.S. employees (with the exception of certain acquired companies that have not adopted the plan and employees of our Industrial Distribution segment hired after June 30, 2009) as well as a non-qualified Supplemental Employees Retirement Plan (SERP) for certain key executives. Expenses and liabilities associated with each of these plans are determined based upon actuarial valuations. Integral to these actuarial valuations are a variety of assumptions including expected return on plan assets, discount rate and rate of increase in compensation levels. We regularly review these assumptions, which are updated at the measurement date, December 31st, and disclosed in Note 16, Pension Plans, in the Notes to Consolidated Financial Statements included in this Form 10-K. In accordance with generally accepted accounting principles, the impact of differences between actual results and the assumptions are accumulated and generally amortized over future periods, which will affect expense recognized in future periods.

We believe that two assumptions, the discount rate and the expected rate of return on plan assets, are important elements of expense and/or liability measurement.

The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the pension obligation. For 2009, management reviewed the Citigroup Pension Discount Curve and Liability Index to determine the continued appropriateness of our discount rate assumptions. This index was designed to provide a market average discount rate to assist plan sponsors in valuing the liabilities associated with postretirement obligations. Additionally, we reviewed the change in the general level of interest rates since the last measurement date noting that overall rates had remained consistent with 2008.

Based upon this information, we used a 5.85% discount rate as of December 31, 2009 for the qualified benefit pension plan. This rate takes into consideration the participants in our pension plan and the anticipated payment stream as compared to the Citigroup Index and rounds the results to the nearest fifth basis point. For the SERP, we used the same methodology as the pension plan and derived a discount rate of 5.15% in 2009 for the benefit obligation. The difference in the discount rates is primarily due to the expected duration of SERP payments, which is shorter than the anticipated duration of benefit payments to be made to the average participant in the pension plan. The qualified defined benefit pension plan and SERP both used discount rates of 6.15% at December 31, 2008 for purposes of calculating the benefit obligation.

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

A lower discount rate increases the present value of benefit obligations and increases pension expense. A one percentage point decrease in the assumed discount rate would have increased pension expense in 2009 by $6.7 million. A one percentage point increase in the assumed discount rate would have decreased pension expense in 2009 by $4.7 million.

A lower expected rate of return on pension plan assets would increase pension expense. The expected return on plan assets was 8.0% for December 31, 2009. A one-percentage point increase/decrease in the assumed return on pension plan assets assumption would have changed pension expense in 2009 by approximately $3.9 million. With the significant downturn in the financial markets in 2008, the market value of our pension plan assets decreased significantly. The actual return on pension plan assets during 2008 was significantly lower than our expected rate of return on pension plan assets of 8%. However, management believes that 8% is still a valid assumption for the expected return on pension plan assets due to the long-term nature of our benefit obligations and the likely returns associated with our allocation targets to various investments.

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

As of December 31, 2009, we had recognized $84.5 million of net deferred tax assets, net of valuation allowances. The realization of these benefits is dependent in part on future taxable income. For those foreign countries or U.S. states where the expiration of tax loss or credit carry forwards or the projected operating results indicates that realization is not likely, a valuation allowance is provided.

Management believes that sufficient income will be earned in the future to realize deferred income tax assets, net of valuation allowances recorded. The realization of these deferred tax assets can be impacted by changes to tax laws or statutory tax rates and future taxable income levels.

Our effective tax rate on earnings from continuing operations was 30.6% for 2009. Our effective tax rate is based on expected or reported income or loss, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are valid and defensible, we believe that certain positions may not prevail if challenged. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit or changes in tax legislation. Our effective tax rate includes the impact of reserve provisions and changes to reserves that we consider appropriate. This rate is then applied to our quarterly operating results. In the event that there is a significant unusual or one-time item recognized in our operating results, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or one-time item.

We do not anticipate a significant change in our unrecognized tax benefits within the next twelve months. We file tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including 2005. It is our policy to record interest and penalties on unrecognized tax benefits as income taxes.  A one percent increase/decrease in our tax rate would affect our 2009 earnings by $0.5 million.

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

At December 31, 2009, amounts accrued for known environmental remediation costs were $15.6 million. A 10% change in this accrual could have impacted pre-tax earnings by $1.6 million. Further information about our environmental costs is provided in Note 11, Environmental Costs, in the Notes to Consolidated Financial Statements.

We believe that expenditures necessary to comply with the present regulations governing environmental protection will not have a material effect upon our competitive position, consolidated financial position, results of operations or cash flows.

The most significant accrual for remediation relates to our purchase of the Navy property in 2008 as more fully discussed in Note 11, Environmental Costs, and Note 18, Commitments and Contingencies, in the Notes to Consolidated Financial Statements.

Derivatives and Hedging
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions

We use derivatives to manage risks related to foreign exchange, our net investment in certain foreign subsidiaries and interest rates. Accounting for derivatives as hedges requires that, at inception and over the term of the arrangement, the hedged item and related derivative meet the requirements for hedge accounting. The rules and interpretations related to derivative accounting are complex. If a derivative does not meet the complex requirements established as a prerequisite for hedge accounting, changes in the fair value of the derivative must be reported in earnings rather than as a component of other comprehensive income, without regard to the offsetting changes in the fair value of the hedged item.

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

At December 31, 2009, derivative assets were $7.0 million and derivative liabilities were $0.7 million. We had recorded a net loss of $2.6 million, net of tax, in other comprehensive income. The amount recorded to other comprehensive income would have been recorded in the Consolidated Statement of Operations for the year ended December 31, 2009 had the criteria for hedge accounting not been met. Changes in the fair value of these instruments will be recorded to other comprehensive income until the point where either the Company stops utilizing the derivative instruments as a hedge or the derivative instruments no longer provide an effective hedge against the impact of foreign currency changes on the underlying transaction.

During 2009, certain derivative financial instruments no longer met the criteria necessary to qualify for hedge accounting. The Company recorded changes in the fair value of these instruments prospectively to the Consolidated Statements of Operations. The total amount of gain recorded for derivative instruments not designated for hedge accounting totaled $8.2 million at December 31, 2009. Further information about our use of derivatives is provided in Note 6, Derivative Financial Instruments, in the Notes to Consolidated Financial Statements.

RECENT ACCOUNTING STANDARDS

A summary of recent accounting standards is included in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

SELECTED QUARTERLY FINANCIAL DATA

	First	Second	Third	Fourth	Total
2009	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share amounts)
Net Sales	$294,035	$293,223	$289,901	$269,072	$1,146,231
Gross Profit	$77,695	$78,471	$76,692	$73,080	$305,938
Net Earnings	$5,376	$9,394	$9,624	$8,255	$32,649

Basic earnings per share	$0.21	$0.37	$0.37	$0.32	$1.27
Diluted earnings per share	$0.21	$0.37	$0.37	$0.32	$1.27

	First	Second	Third	Fourth	Total
2008	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share amounts)
Net Sales	$285,781	$316,285	$335,133	$316,396	$1,253,595
Gross Profit	$76,591	$86,272	$88,873	$80,401	$332,137
Net Earnings from Continuing Operations	$8,868	$6,090	$13,530	$6,619	$35,107
Gain on Disposal of Discontinued Operations, net of tax	$—	$323	$—	$169	$492
Net Earnings	$8,868	$6,413	$13,530	$6,788	$35,599

Basic Earnings Per Share
Basic from Continuing Operations	$0.35	$0.24	$0.53	$0.26	$1.38
Basic from Disposal of Discontinued Operations	$—	$0.01	$—	$0.01	$0.02
Basic	$0.35	$0.25	$0.53	$0.27	$1.40

Diluted Earnings Per Share
Diluted from Continuing Operations	$0.35	$0.24	$0.53	$0.26	$1.38
Diluted from Disposal of Discontinued Operations	$—	$0.01	$—	$0.01	$0.02
Diluted	$0.35	$0.25	$0.53	$0.27	$1.40

Included within certain annual results are a variety of unusual or significant adjustments that may affect comparability. The most significant of such adjustments are described below as well as within Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements.

Nonrecurring charges within the 2008 quarterly results are as follows: first quarter, $2.5 million in charges related to the write-off of tooling costs at our Aerospace Wichita facility; second quarter, $7.8 million in non-cash expense related to the impairment of the goodwill balance at our Aerospace Wichita facility; third quarter, $1.6 million of expense related to the cancellation of foreign currency hedge contracts acquired in connection with the acquisition of U.K. Composites.

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

Foreign Currencies

We have manufacturing, sales, and distribution facilities in various locations throughout the world. As a result, we make investments and conduct business transactions denominated in various currencies, including the U.S. dollar, the British pound, the European euro, the Canadian dollar, the Mexican peso, and the Australian dollar. Total annual foreign sales, including foreign export sales, averaged approximately $168.7 million over the last three years. More than half of our foreign sales are to Europe or Canada. Foreign sales represented 14.9% of consolidated net sales in 2009. We estimate a hypothetical 10% adverse change in foreign currency exchange rates for 2009 would have had an unfavorable impact of $11.9 million and $1.0 million on sales and operating income, respectively. This effect would occur from an appreciation of the foreign currencies relative to the U.S. dollar. We manage foreign currency exposures that are associated with committed foreign currency purchases and sales and other assets and liabilities created in the normal course of business at the subsidiary operations level. Sometimes we may, through the use of forward contracts, hedge the price risk associated with committed and forecasted foreign denominated payments and rates. Historically the use of these forward contracts has been minimal. We do not use derivatives for speculative or trading purposes.

On February 12, 2009 (the Transfer Date) we completed the transfer of ownership of the 11 SH-2G(A) Super Seasprite helicopters (along with spare parts and associated equipment). In accordance with the settlement agreement proceeds from the sale of these items will be shared on a predetermined basis. In connection with sharing sale proceeds, we have agreed that total payments of at least $39.5 million (AUS) will be made to the Commonwealth regardless of sales, with at least $26.7 million (AUS) to be paid by March 2011, and, to the extent cumulative payments have not yet reached $39.5 million (AUS), additional payments of $6.4 million (AUS) each in March of 2012 and 2013. During 2008, we entered into forward contracts for the purpose of hedging these required payments. These contracts cover $36.5 million (AUS) of the $39.5 million (AUS) in required payments. See Note 6, Derivative Financial Instruments, in the Notes to Consolidated Financial Statements for further discussion.

Additionally, the euro note, which was part of our revolving credit facility and qualified and had been designated as an effective hedge against the investment in our German subsidiary (RWG) was repaid during 2009.

Interest Rates

Our primary exposure to interest rate risk results from our outstanding debt obligations and derivative financial instruments employed in the management of our debt portfolio with interest at current market rates. The level of fees and interest charged on revolving credit commitments and borrowings are based upon borrowing levels, market interest rates, and the company's credit rating.

The principal debt facilities are a $225.0 million revolving credit agreement that expires September 17, 2012 and a $50 million term loan agreement entered into on October 29, 2008 with a four-year term.  Total average bank borrowings for 2009 were $90.5 million. The impact of a hypothetical 100 bps increase in the interest rates on our average bank borrowings would have resulted in a $0.9 million increase in interest expense. Changes in market interest rates would impact interest rates on our Revolving Credit Agreement, while changes in market interest rates or our credit rating would impact the interest rates on our Term Loan Agreement. The other facilities, established for foreign operations, are comparatively insignificant in amount.

During the first quarter of 2009, we entered into interest rate swap agreements for the purpose of hedging our eight quarterly variable-rate interest payments on the Term Loan Agreement due in 2010 and 2011. These interest rate swap agreements are designated as cash flow hedges and are intended to manage interest rate risk associated with our variable-rate borrowings and minimize the negative impact on our earnings and cash flows of interest rate fluctuations attributable to changes in LIBOR rates.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

KAMAN CORPORATION AND SUBSIDIARIES

Management of Kaman Corporation and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a–15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions involving dispositions of the company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that the company’s receipts and expenditures are being made only in accordance with authorizations of the company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

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

Under the supervision of and with the participation of our management, including the undersigned, the company has assessed its internal controls over financial reporting as of December 31, 2009, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the company concluded that the company maintained effective internal control over financial reporting as of December 31, 2009, based on the specified criteria. During our assessment, management did not identify any material weaknesses in our internal control over financial reporting. KPMG LLP, an independent registered accounting firm that also audited our consolidated financial statements included in this report, audited the effectiveness of internal control over financial reporting and issued their report thereon which is included herein.

February 25, 2010

/s/ Neal J. Keating	/s/ William C. Denninger
Neal J. Keating	William C. Denninger
President and	Senior Vice President
Chief Executive Officer	and Chief Financial Officer

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Kaman Corporation:

We have audited the accompanying consolidated balance sheets of Kaman Corporation and its subsidiaries (Kaman Corporation) as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited Kaman Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kaman Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kaman Corporation as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Kaman Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Hartford, Connecticut
February 25, 2010

CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts)

	At December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$18,007	$8,161
Accounts receivable, net	135,423	173,847
Inventories	285,263	255,817
Deferred income taxes	23,040	23,851
Income taxes receivable	—	3,450
Other current assets	20,870	21,390
Total current assets	482,603	486,516
Property, plant and equipment, net	81,322	79,476
Goodwill	88,190	83,594
Other intangibles assets, net	28,684	28,211
Deferred income taxes	69,811	71,926
Other assets	22,457	12,890
Total assets	$773,067	$762,613

Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable	$1,835	$1,241
Current portion of long-term debt	5,000	5,000
Accounts payable – trade	79,309	84,059
Accrued salaries and wages	19,049	21,104
Accrued pension costs	1,105	5,878
Accrued contract losses	1,310	9,714
Advances on contracts	1,800	10,612
Other accruals and payables	39,204	40,105
Income taxes payable	5,458	1,464
Total current liabilities	154,070	179,177
Long-term debt, excluding current portion	56,800	87,924
Deferred income taxes	8,352	7,926
Underfunded pension	157,266	168,148
Due to Commonwealth of Australia	34,067	—
Other long-term liabilities	49,612	45,167
Commitments and contingencies
Shareholders' equity:
Capital stock, $1 par value per share:
Preferred stock, 200,000 shares authorized; none outstanding	—	—
Common stock, 50,000,000 shares authorized, voting, 25,817,477 shares issued in 2009 and 25,514,525 shares issued in 2008	25,817	25,515
Additional paid-in capital	89,624	85,073
Retained earnings	302,058	283,789
Accumulated other comprehensive income (loss)	(104,042)	(119,658)
Less 51,000 shares and 43,907 shares of common stock in 2009 and 2008, respectively, held in treasury, at cost	(557)	(448)
Total shareholders’ equity	312,900	274,271
Total liabilities and shareholders’ equity	$773,067	$762,613

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts)

	For the Year Ended December 31,
	2009	2008	2007

Net sales	$1,146,231	$1,253,595	$1,086,031
Cost of sales	840,293	921,458	785,086
	305,938	332,137	300,945

Selling, general and administrative expenses	251,992	259,282	238,796
Goodwill impairment	—	7,810	—
Net (gain)/loss on sale of assets	4	(221)	(2,579)
Operating income from continuing operations	53,942	65,266	64,728
Interest expense, net	5,700	4,110	7,526
Other (income) expense, net	1,232	1,990	(325)

Earnings from continuing operations before income taxes	47,010	59,166	57,527
Income tax expense	14,361	24,059	21,036
Earnings from continuing operations	32,649	35,107	36,491

Earnings from discontinued operations, net of taxes	—	—	7,890
Gain on disposal of discontinued operations, net of taxes	—	492	11,538
Earnings from discontinued operations	—	492	19,428

Net earnings	$32,649	$35,599	$55,919

Net earnings per share:
Basic earnings per share from continuing operations	$1.27	$1.38	$1.50
Basic earnings per share from discontinued operations	—	—	0.32
Basic earnings per share from disposal of discontinued operations	—	0.02	0.47
Basic net earnings per share	$1.27	$1.40	$2.29

Diluted earnings per share from continuing operations	$1.27	$1.38	$1.46
Diluted earnings per share from discontinued operations	—	—	0.31
Diluted earnings per share from disposal of discontinued operations	—	0.02	0.46
Diluted net earnings per share	$1.27	$1.40	$2.23

Average shares outstanding:
Basic	25,648	25,357	24,375
Diluted	25,779	25,512	25,261

Dividends declared per share	$0.560	$0.560	$0.530

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders '
	Shares	$	Capital	Earnings	Income (Loss)	Shares	$	Equity
Balance at December 31, 2006	24,565,111	$24,565	$60,631	$219,137	$(2,462)	421,840	$(5,310)	$296,561
Net earnings	—	—	—	55,919	—	—	—	55,919
Foreign currency translation adjustments, net of tax benefit of $441	—	—	—	—	3,128	—	—	3,128
Pension plan adjustments, net of tax expense of $17,102	—	—	—	—	27,889	—	—	27,889
Comprehensive income								86,936
Dividends	—	—	—	(13,054)	—	—	—	(13,054)
Stock awards issued, net of tax benefit of $1,211	36,066	36	1,939	—	—	(252,409)	3,281	5,256
Share-based compensation expense	20,000	20	2,935	—	—	(63,804)	789	3,744
Conversion of debentures	560,717	561	13,278	—	—	(67,156)	829	14,668
Adoption of FIN 48	—	—	—	415	—	—	—	415
Balance at December 31, 2007	25,181,894	$25,182	$78,783	$262,417	$28,555	38,471	$(411)	$394,526
Net earnings	—	—	—	35,599	—	—	—	35,599
Foreign currency translation adjustments, net of tax expense of $224	—	—	—	—	(27,782)	—	—	(27,782)
Unrealized gain on derivative instruments, net of tax expense of $493	—	—	—	—	804	—	—	804
Pension plan adjustments, net of tax benefit of $74,279	—	—	—	—	(121,235)	—	—	(121,235)
Comprehensive loss								(112,614)
Dividends	—	—	—	(14,227)	—	—	—	(14,227)
Stock awards issued, net of tax benefit of $349	209,586	210	3,406	—	—	—	—	3,616
Share-based compensation expense	123,045	123	2,884	—	—	5,436	(37)	2,970
Balance at December 31, 2008	25,514,525	$25,515	$85,073	$283,789	$(119,658)	43,907	$(448)	$274,271
Net earnings	—	—	—	32,649	—	—	—	32,649
Foreign currency translation adjustments, net of tax benefit of $268	—	—	—	—	9,241	—	—	9,241
Unrealized loss on derivative instruments, net of tax benefit of $1,002	—	—	—	—	(1,633)	—	—	(1,633)
Pension plan adjustments, net of tax expense of $4,851	—	—	—	—	8,008	—	—	8,008
Comprehensive income								48,265
Dividends	—	—	—	(14,380)	—	—	—	(14,380)
Stock awards issued, net of tax expense of $55	128,802	128	1,690	—	—	5,154	(104)	1,714
Share-based compensation expense	174,150	174	2,861	—	—	1,939	(5)	3,030
Balance at December 31, 2009	25,817,477	$25,817	$89,624	$302,058	$(104,042)	51,000	$(557)	$312,900

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands)

	For the Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Earnings from continuing operations	$32,649	$35,107	$36,491
Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	16,104	12,842	9,893
Change in allowance for doubtful accounts	113	217	(3)
Net (gain) loss on sale of assets	4	(221)	(2,579)
Goodwill impairment	—	7,810	—
Loss on Australian payable, net of gain on derivative instruments	1,483	306	—
Stock compensation expense	3,084	2,109	3,827
Excess tax (expense) benefit from share-based compensation arrangements	55	(349)	(1,171)
Deferred income taxes	(1,102)	10,108	(7,780)
Changes in assets and liabilities, excluding effects of acquisitions/divestures:
Accounts receivable	(712)	(3,610)	4,255
Inventories	24,229	(35,453)	(23,765)
Income tax receivable	3,450	(3,450)	—
Other current assets	944	3,540	(3,373)
Accounts payable	(7,216)	(5,317)	931
Accrued contract losses	(2,335)	206	(2,033)
Advances on contracts	(281)	1,103	(706)
Accrued expenses and payables	(3,644)	(11,999)	(2,871)
Income taxes payable	3,797	(11,591)	4,275
Pension liabilities	(1,073)	(12,790)	3,312
Other long-term liabilities	905	(2,273)	6,878
Net cash provided by (used in) operating activities of continuing operations	70,454	(13,705)	25,581
Net cash provided by (used in) operating activities of discontinued operations	—	(14)	209
Net cash provided by (used in) operating activities	70,454	(13,719)	25,790
Cash flows from investing activities:
Proceeds from sale of assets	59	210	5,741
Net proceeds from sale of discontinued operations	—	447	112,302
Expenditures for property, plant & equipment	(13,567)	(16,000)	(14,226)
Acquisition of businesses including earn out adjustment, net of cash received	(704)	(106,131)	(3,238)
Other, net	(2,055)	(4,302)	(4,918)
Cash provided by (used in) investing activities of continuing operations	(16,267)	(125,776)	95,661
Cash provided by (used in) investing activities of discontinued operations	—	—	301
Cash provided by (used in) investing activities	(16,267)	(125,776)	95,962
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit agreements	(25,777)	31,636	(45,286)
Proceeds from issuance of long-term debt	—	50,000	—
Debt repayment	(5,000)	—	(1,722)
Net change in book overdraft	1,444	5,003	(4,613)
Proceeds from exercise of employee stock plans	1,844	3,616	5,256
Dividends paid	(14,338)	(14,181)	(12,552)
Debt issuance costs	(3,404)	(645)	(150)
Windfall tax (expense) benefit	(55)	349	1,171
Other	133	(723)	1,444
Cash provided by (used in) financing activities of continuing operations	(45,153)	75,055	(56,452)
Cash provided by (used in) financing activities of discontinued operations	—	—	(4,744)
Cash provided by (used in) financing activities	(45,153)	75,055	(61,196)
Net increase (decrease) in cash and cash equivalents	9,034	(64,440)	60,556
Effect of exchange rate changes on cash and cash equivalents	812	(1,297)	622
Cash and cash equivalents at beginning of period	8,161	73,898	12,720
Cash and cash equivalents at end of period	$18,007	$8,161	$73,898

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Kaman Corporation, headquartered in Bloomfield, Connecticut, was incorporated in 1945. We are a diversified company that conducts business in the aerospace and industrial distribution markets. We report information for ourselves and our subsidiaries (collectively, the "Company") in two business segments, Aerospace and Industrial Distribution.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior year financial statements and notes thereto have been reclassified to conform to current year presentation.

During the second quarter of 2009, the Company implemented modifications to its system of reporting, resulting from changes to its internal organization over the preceding year, which changed its reportable segments to Industrial Distribution and Aerospace. The Company previously had five reportable business segments, Industrial Distribution and four Aerospace segments. See Note 21, Segment and Geographic Information, for further discussion of the change in the Company’s segments. Prior period disclosures have been adjusted to reflect the change in reportable segments.

Use of Estimates

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment, intangibles and goodwill; valuation allowances for receivables, inventories and deferred income tax assets; valuation of share-based compensation and vendor incentives; assets and obligations related to employee benefits; estimates of environmental remediation costs; and accounting for long-term contracts. Actual results could differ from those estimates.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The carrying amounts of these items as well as trade accounts payable and notes payable approximate fair value due to the short-term maturity of these instruments. The Aerospace segment had one customer, the Commonwealth of Australia, which accounted for 23.3% of the consolidated accounts receivable balance as of December 31, 2008. During 2008, the Company and the Commonwealth of Australia terminated the SH-2G(A) Super Seasprite program on mutually agreed terms. As part of this termination agreement the accounts receivable balance, totaling $40.6 million as of December 31, 2008, was eliminated in connection with the transfer of the Australian program inventory and equipment to the Company on February 12, 2009. See Note 18, Commitments and Contingencies, for further discussion. No individual customer accounted for more than 10% of consolidated net sales. Foreign sales were approximately 14.9%, 14.6% and 14.0% of the company’s net sales in 2009, 2008 and 2007, respectively, and are concentrated in the United Kingdom, Canada, Germany, Mexico, New Zealand, Australia and Asia.

Additional Cash Flow Information

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

Non-cash investing activities in 2008 include $2.4 million in costs related to the acquisitions made by the Company’s Industrial Distribution segment as well as the purchase of the NAVAIR property for $10.3 million, which represents the assumption of the associated environmental remediation costs. See Note 11, Environmental Costs, for further discussion. There were no non-cash investing activities in 2009 or 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2009, 2008 and 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Additional Cash Flow Information - Continued

Non-cash financing activities in 2009 include an adjustment to other comprehensive income related to the underfunding of the pension and SERP plans and changes in the fair value of derivative financial instruments that qualified for hedge accounting. The total adjustment was $6.4 million, net of tax of $3.8 million. Non-cash financing activities in 2008 include an adjustment to other comprehensive income related to the underfunding of the pension and SERP plans and changes in the fair value of derivative financial instruments that qualified for hedge accounting. The total adjustment was $120.4 million, net of tax of $73.8 million. Non-cash financing activities in 2007 include the conversion of 14,668 debentures in 2007 into 627,873 shares of common stock. In 2007, we recorded an adjustment to other comprehensive income related to the overfunding of our pension plan, offset to some extent by an underfunding of our SERP.  The total adjustment to other comprehensive income in 2007 was $27.9 million, net of tax of $17.2 million. The Company describes its pension obligations in more detail in Note 16, Pension Plans.

Revenue Recognition

Sales and estimated profits under long-term contracts are generally recognized using the percentage-of-completion method of accounting, using as a measurement basis either a ratio that costs incurred bear to estimated total costs (after giving effect to estimates of costs to complete based upon most recent information for each contract) or units-of-delivery. Reviews of contracts are made routinely throughout their lives and the impact of revisions in profit estimates are recorded in the accounting period in which the revisions are made. Any anticipated contract losses are charged to operations when first indicated. In cases where we have multiple contracts with a single customer, each contract is generally treated as a separate profit center and accounted for as such. Revenue is recognized when the product has been shipped or delivered depending upon when title and risk of loss have passed. For certain U.S. government contracts delivery is deemed to have occurred when work is substantially complete and acceptance by the customer has occurred by execution of a Material Inspection and Receiving Report, DD Form 250 or Memorandum of Shipment.

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

As of December 31, 2009 and 2008, approximately $2.8 million and $1.8 million of pre-contract costs were included in inventory, which represented 1.0% and 0.7% of total inventory, respectively. Pre-contract costs incurred for items such as materials or tooling for anticipated contracts are included in inventory if recovery of such costs is considered probable. Thereafter, if the Company determines it will not be awarded an anticipated contract and the associated pre-contract costs cannot be applied to another program the costs are expensed immediately. Learning or start-up costs incurred in connection with existing or anticipated follow-on contracts are charged to the existing contract unless the terms of the contract permit recovery of these costs over a specific contractual term and provide for reimbursement if the contract is cancelled.

If it is probable that a claim with respect to change orders will result in additional contract revenue and the amount of such additional revenue can be reliably estimated, then the additional contract revenue is considered in our accounting for the program, but only if the contract provides a legal basis for the claim, the additional costs were unforeseen and not caused by deficiencies in our performance, the costs are identifiable and reasonable in view of the work performed and the evidence supporting the claim is objective and verifiable. If these requirements are met, the claim portion of the program is accounted for separately to ensure revenue from the claim is recorded only to the extent claim related costs have been incurred; accordingly, no profit with respect to such costs is recorded until the change order is formally approved. If these requirements are not met, the forecast of total contract cost at completion (which is used to calculate the gross margin rate) for the basic contract is increased to include all incurred and anticipated claim related costs.

Recognition of sales not accounted for under long-term contract accounting occurs when the sales price is fixed, collectability is reasonably assured and the product’s title and risk of loss has transferred to the customer. The Company includes freight costs charged to customers in net sales and the correlating expense as a cost of sales. Sales tax collected from customers is excluded from net sales in the accompanying Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2009, 2008 and 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cost of Sales and Selling, General and Administrative Expenses

Cost of sales includes costs of products and services sold (i.e., purchased product, raw material, direct labor, engineering labor, outbound freight charges, depreciation and amortization, indirect costs and overhead charges). Selling expenses primarily consist of advertising, promotion, bid and proposal, employee payroll and corresponding benefits and commissions paid to sales and marketing personnel. General and administrative expenses primarily consist of employee payroll including executive, administrative and financial personnel and corresponding benefits, incentive compensation, independent research and development, consulting expenses, warehousing costs, depreciation and amortization. The Aerospace segment includes general and administrative expenses as an element of program cost and inventory for certain government contracts.

Certain inventory related costs, including purchasing costs, receiving costs and inspection costs, for the Industrial Distribution segment are not included in the cost of sales line item. For the years ended December 31, 2009, 2008 and 2007, $2.4 million, $2.7 million and $2.9 million, respectively, of such costs are included in general and administrative expenses.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments. These investments are liquid in nature and have original maturities of three months or less. Book overdraft positions, which occur when total outstanding issued checks exceed available cash balances at a single financial institution at the end of each reporting period, are reclassified to accounts payable within the consolidated balance sheets. At December 31, 2009 and 2008, the Company had book overdrafts of $15.2 million and $13.7 million, respectively, classified in accounts payable.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2009, 2008 and 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Plant and Equipment – Continued

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination and is reviewed for impairment at least annually. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. The discounted cash flow technique calculates the net present value of expected future cash flows from operations of the reporting unit being tested.  Management believes this technique is the most appropriate due to the lack of comparable sales transactions in the market or publicly-traded companies with comparable operating and investment characteristics for which operating data is available to derive valuation multiples for the reporting units being tested. If the fair value of the reporting unit exceeds its carrying value, step two need not be performed.

Goodwill and intangible assets with indefinite lives are evaluated annually for impairment in the fourth quarter, based on annual forecast information. Intangible assets with finite lives are amortized using the straight-line method over their estimated period of benefit, which generally ranges from 10 to 20 years. The goodwill and other intangible assets are also reviewed for possible impairment whenever changes in conditions indicate that the fair value of a reporting unit is below its carrying value. See Note 9, Goodwill and Other Intangible Assets, Net, for discussion of the goodwill impairment charge taken during the second quarter of 2008. Based upon the annual impairment assessment, there were no additional goodwill or intangible asset impairments recorded at December 31, 2009, 2008 or 2007.

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

Vendor Incentives

The Company’s Industrial Distribution segment enters into agreements with certain vendors providing for inventory purchase incentives that are generally earned upon achieving specified volume-purchasing levels. The company recognizes rebate income relative to specific rebate programs as a reduction of the cost of inventory based on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress toward earning the rebate, provided that the amounts are probable and reasonably estimable. As of December 31, 2009 and 2008, total vendor incentive receivables, included in other current assets, was approximately $8.1 million and $9.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2009, 2008 and 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Self-Insured Retentions

To limit exposure to losses related to health, workers’ compensation, auto and product general liability claims, the Company obtains third-party insurance coverage. The Company has varying levels of deductibles for these claims. The total liability/deductible for workers’ compensation is limited to $0.4 million per claim and for product/general liability and auto liability the limit is $0.3 million per claim. The cost of such benefits is recognized as expense based on claims filed in each reporting period and an estimate of claims incurred but not reported (“IBNR”) during such period. The estimates for the IBNR is based upon information provided to us by the claims administrators and are periodically revised to reflect changes in loss trends. The IBNR estimate is based upon historical trends. These amounts are included in other accruals and payables on the consolidated balance sheets.

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

Research and Development

Research and development costs not specifically covered by contracts are charged against income as incurred and included in selling, general and administrative expenses. Such costs amounted to $4.1 million, $4.2 million and $3.3 million in 2009, 2008 and 2007, respectively.

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

The Company records a benefit for uncertain tax positions in the financial statements only when it determines it is more likely than not that such a position will be sustained upon examination by taxing authorities based on the technical merits of the position. Unrecognized tax benefits represent the difference between the position taken and the benefit reflected in the financial statements.

Share-Based Payment Arrangements

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2009, 2008 and 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Pension Accounting

The Company accounts for its defined benefit pension plan by recognizing the overfunded or underfunded status of the plans, calculated as the difference between the plan assets and the projected benefit obligation, as an asset or liability on the balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur.

Recent Accounting Standards

In September 2009, the Financial Accounting Standards Board (“FASB”) issued guidance related to revenue recognition for multiple element deliverables which eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the consideration that is attributable to items that already have been delivered. Under the new guidance, the relative selling price method is required to be used in allocating consideration between deliverables and the residual value method will no longer be permitted. This guidance is effective prospectively for revenue arrangements entered into or materially modified in 2011 although early adoption is permitted. A company may elect, but will not be required, to adopt the amendments retrospectively for all prior periods. The Company is currently evaluating this guidance and has not yet determined the impact, if any, that it will have on the consolidated financial statements.

In June 2009, the FASB issued guidance which eliminates the concept of a “qualifying special-purpose entity”, replaces the quantitative approach for determining which enterprise has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has a controlling financial interest through the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. Additionally, this guidance requires enhanced disclosures that will provide users of financial statements with more information about an enterprise’s involvement in a variable interest entity and is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

In June 2009, the FASB established the FASB Accounting Standards Codification TM (Codification) which became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. The Codification is effective for interim and annual reporting periods ending after September 15, 2009. The adoption of the Codification did not have an impact on the Company’s consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2009, 2008 and 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Standards – Continued

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

In December 2008, the FASB issued guidance on disclosures about plan assets of defined benefit pension and other postretirement benefit plans, about how plan investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs and significant concentrations of risk within plan assets. This guidance is effective for fiscal years ending after December 15, 2009, with prospective application and requires enhanced disclosures, which the Company is providing in these consolidated financial statements. This guidance does not change the accounting for pensions and will not have any impact on the Company’s results of operations, financial condition or liquidity.

2. DISCONTINUED OPERATIONS

The following tables provide information regarding the results of discontinued operations:

	For the year ended December 31,
	2009	2008	2007
In thousands
Net sales of discontinued operations	$—	$—	$214,091

Income from discontinued operations	—	—	12,465
Other income (expense) from discontinued operations	—	—	98
Earnings from discontinued operations before income taxes	—	—	12,563
Provision for income taxes	—	—	(4,673)
Net earnings from discontinued operations before gain on disposal	$—	$—	$7,890

Gain on disposal of discontinued operations	—	506	18,065
Provision for income taxes on gain	—	(14)	(6,527)
Net gain on disposal	—	492	11,538

Net earnings from discontinued operations	$—	$492	$19,428

In December 2007, the Company completed its sale of all of the capital stock of its wholly owned subsidiary, Kaman Music Corporation, to Fender Musical Instruments Corporation (“FMIC” or “Fender”). Pursuant to the terms of the stock purchase agreement, as amended, Kaman received $119.5 million in cash, which includes the purchase price of $117.0 million and certain working capital and cash adjustments made at closing as set forth in the stock purchase agreement. The purchase price was subject to additional specified post-closing purchase price adjustments. The total pre-tax gain net of transaction costs was $18.6 million. The company used a portion of the proceeds to pay down the majority of its outstanding indebtedness.

This segment qualified as an asset group to be disposed and therefore the Company has reported the results of operations and consolidated financial position of this segment as discontinued operations within the consolidated financial statements for all periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2009, 2008 and 2007

3. ACQUISITIONS AND DIVESTITURES

The Company incurred costs of $0.7 million, $106.1 million and $3.2 million for the acquisition of businesses during 2009, 2008 and 2007, respectively. Included in these acquisition costs are contingency payments to the former owners of the Aerospace Orlando facility. These payments are based on the attainment of certain milestones, and over the term of the agreement could total $25.0 million. These contingency payments are recorded as additional goodwill and totaled $0.2 million, $0.9 million and $2.8 million during 2009, 2008 and 2007, respectively.

During 2008, the Company acquired three businesses, which were accounted for as purchase transactions. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on estimates of fair value. The excess of the purchase price over the fair value of the net assets acquired, including intangible assets, has been allocated to goodwill. The operating results for Brookhouse Holdings Ltd (“U.K. Composites”), acquired in June 2008, Industrial Supply Corp (“ISC”), acquired in March 2008, and Industrial Rubber and Mechanics Inc. (“INRUMEC”), acquired in October 2008, have been included in our consolidated financial statements from the date of acquisition.

During 2007 the Company purchased the remaining minority interest in Delamac de Mexico S.A. de C.V. (“Delamac”) for $0.5 million. In addition, the Company sold the Aerospace segment’s 40mm assets, comprised principally of equipment and inventory. These assets were sold to DSE, Inc., the former owner of the Precision Products, Inc. - Orlando operation (“KPP Orlando”), previously Dayron. The total sales price was $7.0 million, consisting of cash of $5.5 million and offsets of acquisition earn out liabilities associated with the Company’s purchase of KPP Orlando in 2002, a portion of which was being withheld pending the resolution of the warranty matter relative to the FMU-143 program. (See Note 18, Commitment and Contingencies, for further discussion.) In 2007, the Company recorded a gain on the sale of the assets of $2.6 million. In 2008, additional consideration of $0.5 million was received in the form of offsets against earn out payments due to the former owners as a result of Precision Products, Inc. achieving certain milestones and therefore in 2008 the Company recorded an additional $0.5 million gain on the sale of the 40mm assets.

In 2007, the Company completed its sale of all of the capital stock of its wholly owned subsidiary, Kaman Music Corporation, to FMIC. See Note 2, Discontinued Operations, for discussion of the Kaman Music Corporation sale.

4. ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	At December 31,
	2009	2008
In thousands
Trade receivables	$65,524	$77,071
U.S. Government contracts:
Billed	33,784	28,361
Costs and accrued profit – not billed	7,034	2,450
Commercial and other government contracts:
Billed	30,046	26,845
Costs and accrued profit – not billed	1,442	41,292
Less allowance for doubtful accounts	(2,407)	(2,172)
Total	$135,423	$173,847

Accounts receivable, net also includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $0.9 million and $2.9 million at December 31, 2009 and December 31, 2008, respectively.

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
For the Years Ended December 31, 2009, 2008 and 2007

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

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine their fair value at the measurement date:

	Total Carrying		Significant other	Significant
	Value at	Quoted prices in	observable	unobservable
	December 31,	active markets	inputs	inputs
	2009	(Level 1)	(Level 2)	(Level 3)
In thousands
Derivative instruments	$7,047	$—	$7,047	$—
Total Assets	$7,047	$—	$7,047	$—

Derivative instruments	$664	$—	$664	$—
Total Liabilities	$664	$—	$664	$—

	Total Carrying		Significant other	Significant
	Value at	Quoted prices in	observable	unobservable
	December 31,	active markets	inputs	inputs
	2008	(Level 1)	(Level 2)	(Level 3)
In thousands
Derivative instruments	$991	$—	$991	$—
Total Assets	$991	$—	$991	$—

The Company’s derivative instruments are limited to foreign exchange contracts and interest rate swaps that are measured at fair value using observable market inputs such as forward rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy and have been included in other current assets, other assets and other long-term liabilities on the Consolidated Balance Sheet at December 31, 2009 and 2008. Based on the continued ability to trade and enter into forward contracts and interest rate swaps, we consider the markets for our fair value instruments to be active.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined, that as of December 31, 2009, such credit risks have not had an adverse impact on the fair value of these instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2009, 2008 and 2007

6. DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company holds forward exchange contracts designed to hedge forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on the Company’s earnings and cash flows. These contracts are no longer designated as cash flow hedges. The Company will include in earnings amounts previously included in accumulated other comprehensive income upon recognition of cost of sales related to the underlying transaction.

In connection with the acquisition of U.K. Composites, the Company assumed foreign currency hedge contracts originally intended to hedge forecasted cash flows on a significant U.S. dollar denominated contract. During the third quarter of 2008, the Company determined that these hedges were ineffective due to a significant shift in the timing of the forecasted cash flows. Therefore, the Company cancelled the contracts, resulting in a loss of $1.6 million. This loss has been included in non-operating income in the consolidated statements of operations.

The following table shows the fair value of derivative instruments designated as cash flow hedging instruments:

		Fair Value
	Balance Sheet	December 31,	December 31,	Notional
	Location	2009	2008	Amount
In thousands
Derivative Assets
Foreign exchange contracts (a)	Other current assets	$—	$212	466 Euro
Foreign exchange contracts (b)	Other assets	—	779	36,516 Australian Dollars
Total		$—	$991

Derivative Liabilities
Interest rate swap contracts	Other liabilities	$607	$—	$45,000 - $40,000
Total		$607	$—

a)	Forward exchange contracts dedesignated on July 4, 2009. See information below for fair value after dedesignation.
b)	Forward exchange contracts dedesignated on February 12, 2009. See information below for fair value after dedesignation.

The following table shows the gain or (loss) recognized in other comprehensive income for derivatives designated as cash flow hedges:

	For the year ended
	December 31,	December 31,	December 31,
	2009	2008	2007
In thousands
Foreign exchange contracts (a)	$(37)	$244	$—
Foreign exchange contracts (b)	(1,941)	1,053	—
Interest rate swap contracts	(607)	—	—
Total	$(2,585)	$1,297	$—

a)	Forward exchange contract dedesignated on July 4, 2009. See information below for amounts recognized in the Consolidated Statement of Operations after dedesignation.
b)	Forward exchange contract dedesignated on February 12, 2009. See information below for amounts recognized in the Consolidated Statement of Operations after dedesignation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2009, 2008 and 2007

6. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Derivatives Designated as Cash Flow Hedges – Continued

For the year ended December 31, 2009, the loss reclassified to income from other comprehensive income for derivative instruments designated as cash flow hedges was not material. No amounts were reclassified from other comprehensive income for the year ended December 31, 2008. Over the next twelve months, the Company expects to reclassify expense of approximately $0.3 million from other comprehensive income.

For the year ended December 31, 2009 and 2008, the gain recorded in other income for the ineffective portion of derivative instruments designated as cash flow hedges was not material.

Derivatives Not Designated as Hedging Instruments

The following table shows the fair value of derivative instruments not designated as hedging instruments:

		Fair Value
	Balance Sheet	December 31,	December 31,	Notional
	Location	2009	2008	Amount
In thousands
Derivative Assets
Foreign exchange contracts	Other current assets	$16	$—	$135
Foreign exchange contracts	Other current assets	72	—	466 Euro
Foreign exchange contracts	Other assets	6,959	—	36,516 Australian Dollars
Total		$7,047	$—

Derivative Liabilities
Foreign exchange contracts	Other liabilities	$57	$—	$1,900
Total		$57	$—

On February 12, 2009, the Company dedesignated the forward contract it had entered into to hedge $36.5 million (AUD) of its $39.5 million (AUD) future minimum required payments to the Commonwealth of Australia. At December 31, 2009, the U.S. dollar value of the $36.5 million (AUD) payable was $32.8 million.

On July 4, 2009, the Company dedesignated the forward contract it had entered into to hedge future Euro obligations, due to a change in the timing of those payments.

The following table shows the location and amount of the gain or (loss) recognized on the Consolidated Statements of Operations for derivatives not designated as hedge instruments:

		For the year ended
	Income Statement	December 31,	December 31,	December 31,
	Location	2009	2008	2007
In thousands
Derivative Assets
Foreign exchange contracts	Other expense, net	$45	$—	$—
Foreign exchange contracts	Other expense, net	85	—	—
Foreign exchange contracts (a)	Other expense, net	8,122	—	—
Total		$8,252	$—	$—

Derivative Liabilities
Foreign exchange contracts	Other expense, net	$(57)	$—	$—
Total		$(57)	$—	$—

(a) For the year ended December 31, 2009, the Company recorded expense of $9.0 million in Other expense, net related to the change in the value of the $36.5 million (AUD) payable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2009, 2008 and 2007

6. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Hedges of a Net Investment in Foreign Operations

The Company also maintained a $7.6 million Euro note, which was part of the revolving credit facility and qualified and had been designated as an effective hedge against the Company’s investment in its German subsidiary (RWG).  During the fourth quarter of 2009 the Company repaid the Euro note.

The following table shows the amount of the cumulative translation gain or (loss) associated with this note recorded in other comprehensive income:

		For the year ended
		December 31,	December 31,	December 31,
	Location	2009	2008	2007
In thousands
Euro note	Cumulative Translation Adjustment	$706	$(116)	$1,161
Total		$706	$(116)	$1,161

The Company did not reclassify any amounts associated with this note from other comprehensive income to earnings during the years ended December 31, 2009 and 2008 and the Company does not expect to reclassify any such amounts over the next twelve months.

7. INVENTORIES

Inventories consist of the following:

	At December 31,
	2009	2008
In thousands
Merchandise for resale	$95,904	$106,757
Contracts in process:
U.S. Government, net of progress payments of $40,377 and $28,029 in 2009 and 2008, respectively	52,754	58,784
Commercial and other government contracts	40,903	41,227
Other work in process (including certain general stock materials )	77,085	30,288
Finished goods	18,617	18,761
Total	$285,263	$255,817

K-MAX® inventory of $24.6 million and $23.6 million is included in other work in process and finished goods as of December 31, 2009 and 2008, respectively. Management believes that a significant portion of this K-MAX® inventory will be sold after December 31, 2010, based upon the anticipation of supporting the fleet for the foreseeable future.

Inventories also include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $11.4 million and $10.0 million at December 31, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2009, 2008 and 2007

7. INVENTORIES (CONTINUED)

On February 12, 2009, the Company completed the transfer of ownership of the Australian SH-2G(A) Super Seasprite Program inventory and equipment. As a result, the Company recorded $51.7 million of contracts and other work in process inventory, which represented the following:

In thousands
Net unbilled accounts receivable (a)	$32,041
Accrued contract loss eliminated	(6,072)
USD equivalent of $39.5 million (AUD) minimum liability due to the Commonwealth of Australia (translated at the exchange rate in effect on the transaction date, which was 0.6522)	25,772
Additional costs required to close out program (b)	—
Total inventory recorded on February 12, 2009	$51,741

(a)
The unbilled receivables associated with the SH-2G(A) program were $40.6 million and the balance of amounts received as advances on this contract were $8.6 million. These balances, netting to $32.0 million, were eliminated in connection with the transfer of the Australian program inventory and equipment to the Company.

(b)
Previously included in the book value of the inventory was $1.0 million, which represented the Company’s estimate for additional costs required to close out the program. During the fourth quarter, the Company deemed that it was no longer required to incur these additional costs and the accrual for these costs was reversed. This resulted in a $1.0 million reduction in the book value of the Australian SH2-G(A) Super Seasprite Program inventory and equipment.

At December 31, 2009, $55.0 million of SH-2G(I) inventory, formerly SH-2G(A), was included in contracts and other work in process inventory. Management believes that a significant portion of this inventory will be sold after December 31, 2010, based upon the time needed to market the aircraft and prepare them for sale. For more information on the SH-2G(I) inventory see Note 18, Commitments and Contingencies.

The aggregate amounts of general and administrative costs charged to inventory by the Aerospace segment during 2009, 2008 and 2007 were $39.1 million, $41.3 million, and $35.5 million, respectively. The estimated amounts of general and administrative costs remaining in contracts in process at December 31, 2009 and 2008 are $6.8 million and $6.3 million, respectively. These estimates are based on the ratio of such costs to total costs of production.

The Company had inventory of $5.7 million and $5.5 million as of December 31, 2009 and 2008, respectively, on consignment at customer locations, the majority of which is located with Industrial Distribution segment customers.

8. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is summarized as follows:
	At December 31,
	2009	2008
In thousands
Land	$9,547	$9,448
Buildings	41,445	40,115
Leasehold improvements	15,458	14,889
Machinery, office furniture and equipment	134,014	124,382
Total	200,464	188,834
Less accumulated depreciation	(119,142)	(109,358)
Property, plant and equipment, net	$81,322	$79,476

The Aerospace segment charged excess capacity and related costs of $1.0 million and $1.3 million in 2008 and 2007, respectively, to cost of sales. In 2009, such charges were not significant.

Depreciation expense was $13.2 million, $11.4 million and $9.5 million for 2009, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2009, 2008 and 2007

9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company:

	Balance at			Foreign	Balance at
	December 31,			Currency	December 31,
	2008	Additions	Impairments	Adjustments	2009
In thousands
Industrial Distribution	$15,615	$21	$—	$(213)	$15,423
Aerospace	67,979	206	—	4,582	72,767
Total	$83,594	$227	$—	$4,369	$88,190

	Balance at			Foreign	Balance at
	December 31,			Currency	December 31,
	2007	Additions	Impairments	Adjustments	2008
In thousands
Industrial Distribution	$4,305	$11,310	$—	$—	$15,615
Aerospace	41,688	45,804	(7,810)	(11,703)	67,979
Total	$45,993	$57,114	$(7,810)	$(11,703)	$83,594

During 2008, our Aerospace Wichita, Kansas facility experienced production and quality issues, which, along with circumstances unique to each contract, resulted in the separate termination of two long-term contracts with Spirit AeroSystems and Shenyang Aircraft Corporation.  These contracts, which represented significant work for the facility, were both loss contracts. The Company tests goodwill for potential impairment annually during the fourth quarter and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Due to the loss of the two major contracts as well as the continued production and quality issues, the Company performed a goodwill impairment analysis for this reporting unit as of June 27, 2008. The resulting non-cash goodwill impairment charge was $7.8 million, which represented the entire goodwill balance for this reporting unit. This charge was not deductible for tax purposes and represented a discrete item impacting our 2008 effective tax rate. No such charge was taken during 2009.

Other Intangible Assets

Other intangible assets consisted of:

		At December 31,
		2009		2008
	Amortization	Gross	Accumulated	Gross	Accumulated
	Period	Amount	Amortization	Amount	Amortization
In thousands
Other intangible assets:
Customer lists / relationships	10-21 years	$30,652	$(2,559)	$28,099	$(809)
Trademarks / trade names	2-7 years	987	(627)	924	(201)
Patents	17 years	873	(642)	828	(630)
Total		$32,512	$(3,828)	$29,851	$(1,640)

The increase in the gross balance of the Company’s intangible assets for 2009 compared to 2008 is due entirely to fluctuations in foreign currencies. Intangible asset amortization expense was $2.1 million, $1.1 million and $0.1 million in 2009, 2008 and 2007, respectively. Amortization expense for the next five years is expected to approximate $1.7 million per year.

In order to determine the useful life of our customer lists/relationships acquired in 2008, the Company considered numerous factors, most importantly the industry considerations associated with the acquired entity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2009, 2008 and 2007

9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)

Other Intangible Assets - Continued

The Company determined the amortization period for the customer list/relationships intangible assets for its 2008 aerospace acquisition based primarily on program life cycles. The Company calculated the remaining life of each program as the total years in the program life cycle less the expired years as of the date of the acquisition.

The Company determined the amortization period for the customer lists/relationships intangible assets for its Industrial Distribution acquisitions in 2008 based primarily on an analysis of their historical customer sales attrition information.

10. ACCRUED CONTRACT LOSSES

The following is a summary of activity and balances associated with accrued contract losses:

	2009	2008
In thousands
Balance at January 1	$9,714	$9,513
Additions to loss accrual	3,407	7,950
Costs incurred	(5,289)	(7,400)
Elimination of Australian loss accrual	(6,072)	—
Release to income	(450)	(349)
Balance at December 31	$1,310	$9,714

The additions in 2009 relate primarily to work performed on the unmanned K-MAX® program and legacy fuze programs. The additions in 2008 related primarily to several programs that were awarded to the Aerospace segment’s Wichita facility over the past few years.  The largest amount related to additional costs for tooling on the Sikorsky Canadian MH-92 program. Additionally, the Aerospace segment incurred contract losses on some of the JPF work performed for the United States Government (“USG”).

The Sikorsky Canadian MH-92 helicopter program includes the manufacture and assembly of composite tail rotor pylons.  This program has undergone numerous customer-directed design changes causing costs on this program to exceed the price for the contract. The Company is currently negotiating a revised contract price and believes that the incremental costs associated with the customer-directed design changes are recoverable. At December 31, 2009, contract price negotiations for this program had not been finalized. To date, the Company has recorded $3.6 million in contract losses, with $0.6 million and $3.0 million recorded in 2009 and 2008, respectively, for higher scrap, inefficiencies and tooling costs related to this program.

During 2008, the Company and the Commonwealth of Australia terminated the SH-2G(A) Super Seasprite program on mutually agreed terms. As a result of this termination agreement, the remaining accrued contract loss of $6.1 million was eliminated in connection with the transfer of the Australian program inventory and equipment to the Company on February 12, 2009. This matter is discussed more fully in Note 18, Commitments and Contingencies.

11. ENVIRONMENTAL COSTS

The following table displays the activity and balances associated with accruals related to environmental costs included in other accruals and payables and other long-term liabilities:

	2009	2008
In thousands
Balance at January 1	$16,136	$4,705
Additions to accrual	787	12,982
Payments	(1,566)	(1,551)
Changes to foreign currency	249	—
Balance at December 31	$15,606	$16,136

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2009, 2008 and 2007

11. ENVIRONMENTAL COSTS (CONTINUED)

In August 2008, the Company completed its purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR for many years. In connection with the purchase, the Company has assumed responsibility for environmental remediation at the facility as may be required under the Connecticut Transfer Act (the “Transfer Act”) and it continues the effort to define the scope of the remediation that will be required by the Connecticut Department of Environmental Protection (“CTDEP”). The transaction was recorded by taking the undiscounted remediation liability of $20.8 million and discounting it at a rate of 8% to its present value.  The fair value of the Navy Property asset, which approximates the discounted present value of the assumed environmental liability of $10.3 million, is included in Property, Plant and Equipment. This remediation process will take many years to complete.

The following represents estimated future payments for the undiscounted environmental remediation liability related to the Bloomfield campus as of December 31, 2009 (in thousands):

2010	$1,372
2011	1,258
2012	770
2013	889
2014	1,327
Thereafter	13,001
Total	$18,617

The accrual also includes estimated ongoing environmental remediation costs for the idle Moosup, CT facility and environmental remediation costs that the Company expects to incur at the former Music segment’s New Hartford, Connecticut facility. Additionally, the Company accrued $2.4 million for environmental compliance at our recently acquired U.K. Composites facilities. The Company continues to assess the work that may be required, which may result in a change to this accrual.

12. CREDIT ARRANGEMENTS – SHORT-TERM BORROWINGS AND LONG-TERM DEBT

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

The lenders have been granted a security interest in substantially all of the Company’s domestic personal property and the other assets (excluding real estate) and a pledge of 66% of the Company’s equity interest in certain foreign subsidiaries and 100% of the Company’s equity interest in its domestic subsidiaries, as collateral for the Company’s obligations under the Revolving Credit Agreement. At December 31, 2009, there was $56.8 million outstanding under the Revolving Credit Agreement, including letters of credit, with $168.2 million available for borrowing. Letters of credit are considered borrowings for purposes of the Revolving Credit Agreement. A total of $40.0 million in letters of credit was outstanding under the Revolving Credit Agreement at December 31, 2009, $34.2 million of which was related to the guaranteed minimum payments to Australia in connection with the ownership transfer of the 11 SH-2G(A) helicopters (along with spare parts and associated equipment). At December 31, 2008, there was $70.6 million outstanding under the Former Revolving Credit Agreement, including letters of credit, with $129.4 million available for borrowing. A total of $27.7 million in letters of credit was outstanding under the Former Revolving Credit Agreement at December 31, 2008, $20.4 million of which was related to the Australian SH-2G(A) Super Seasprite Program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2009, 2008 and 2007

12. CREDIT ARRANGEMENTS – SHORT-TERM BORROWINGS AND LONG-TERM DEBT (CONTINUED)

Interest rates on amounts outstanding under the Revolving Credit Agreement are variable and are determined based on a ratio of Consolidated Total Indebtedness as of the last day of the most recently ended Measurement Period to Consolidated EBITDA (the “Consolidated Senior Secured Leverage Ratio”), as defined in the Revolving Credit Agreement. At December 31, 2009, the interest rate for the outstanding amounts on the Revolving Credit Agreement was 3.95%. In addition, the Company is required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.50% to 0.75% per annum, based on the Consolidated Senior Secured Leverage Ratio. Fees for outstanding letters of credit range from 2.75% to 4.50%, based on the Consolidated Senior Secured Leverage Ratio.

On October 29, 2008, the Company executed a Term Loan Credit Agreement with co-lead arrangers Bank of America and The Bank of Nova Scotia and a syndicate of lenders (“Term Loan Agreement”). The Term Loan Agreement, which is in addition to the Revolving Credit Agreement, is a $50 million facility with a four-year term, requiring quarterly payments of principal at the rate of 2.5% with 62.5% of the initial aggregate principal payable in the final quarter.  The Company may increase the term loan, by up to an aggregate of $50 million, with additional commitments from the lenders or new commitments from acceptable financial institutions.  In conjunction with the entry into the Revolving Credit Agreement on September 17, 2009, the Term Loan Agreement was amended to allow for security interests and financial covenants consistent with those defined in the Revolving Credit Agreement. As of December 31, 2009 and 2008, $45.0 million and $50.0 million was outstanding, respectively, on the Term Loan Agreement.

Facility fees and interest rates under the Term Loan Agreement are variable and are determined on the basis of our credit rating from Standard & Poor's. In April 2009, Standard & Poor's re-affirmed our rating as investment grade BBB- with an outlook of stable. Under the terms of the current Term Loan Agreement, if this rating should decrease, the effect would be to increase facility fees as well as the interest rates charged. At December 31, 2009, the interest rate for the outstanding amounts on the Term Loan Agreement was 4.0%.

The financial covenants associated with the Revolving Credit Agreement and Term Loan Agreement include a requirement that i) the ratio of Consolidated Senior Secured Indebtedness to EBITDA, as defined in the Revolving Credit Agreement, cannot be greater than 3.00 to 1.00, ii) the ratio of Consolidated Total Indebtedness to EBITDA, as defined in the Revolving Credit Agreement, cannot be greater than 3.50 to 1.00, and iii) the ratio of EBITDA, as defined in the Revolving Credit Agreement, to the sum of (i) net interest expense, (ii) the aggregate principal amount of all regularly scheduled principal payments of outstanding indebtedness for borrowed money, (iii) all dividends or other distributions with respect to any equity interests of the Company and (iv) the aggregate amount of Federal, state, local, and foreign income taxes paid in cash cannot be less than 1.05 to 1.00 for any measurement period between September 17, 2009 – March 31, 2011, 1.25 to 1.00 for any measurement period between April 1, 2011 to September 30, 2011 or 1.35 to 1.00 for any measurement period on or after October 1, 2011. The Company was in compliance with these financial covenants as of December 31, 2009 and management does not anticipate noncompliance in the foreseeable future.

The Company incurred $3.4 million in debt issuance costs in connection with the Revolving Credit Agreement and Term Loan Agreement amendment. These costs have been capitalized and will be amortized over the term of the facility. Total amortization expense for the year ended December 31, 2009 was $0.7 million. Total amortization expense related to the Former Revolving Credit Agreement and Term Loan Agreement for the year ended December 31, 2008 was approximately $0.2 million.

Short-Term Borrowings

In addition to the Revolving Credit Agreement and the Term Loan Agreement, the Company also has certain other credit arrangements to borrow funds on a short-term basis with interest at current market rates. Short-term borrowings outstanding under such other credit arrangements as of December 31, 2009 and 2008 were $1.8 million and $1.2 million, respectively. The weighted average interest rate on short-term borrowings for 2009 and 2008 was 2.44% and 4.82%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2009, 2008 and 2007

12. CREDIT ARRANGEMENTS – SHORT-TERM BORROWINGS AND LONG-TERM DEBT (CONTINUED)

Long-Term Debt

The company has long-term debt as follows:

	At December 31,
	2009	2008
In thousands
Revolving credit agreement	$16,800	$42,924
Term loan	45,000	50,000
Total	61,800	92,924
Less current portion	5,000	5,000
Total excluding current portion	$56,800	$87,924

The weighted average interest rate on long-term borrowings outstanding as of December 31, 2009 and 2008 was 2.66% and 4.15%, respectively.

The aggregate amounts of annual maturities of long-term debt for each of the next five years are approximately as follows (in thousands):

2010	5,000
2011	5,000
2012	51,800
2013	—
2014	—

Letters of Credit

The face amounts of irrevocable letters of credit issued under the Revolving Credit Agreement totaled $40.0 million and $27.7 million at December 31, 2009 and 2008, respectively. Of those amounts, $34.2 million and $20.4 million at December 31, 2009 and 2008, respectively, is attributable to the Australian SH-2G(A) Super Seasprite program.

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

On November 26, 2007, the Company issued a redemption notice calling for full redemption on December 20, 2007 of all $11.2 million of its remaining outstanding 6% Convertible Subordinated Debentures due 2012 at a redemption price of 100% of principal amount plus accrued interest to December 20, 2007. From the date of the announcement to the date prior to the redemption, holders converted 10,985 debentures, with a value of $11.0 million, into an aggregate of 470,226 shares of the Company’s common stock. There were additional conversions during 2007 prior to the redemption announcement of 3,683 debentures for 157,647 shares of common stock. On December 20, 2007, the Company paid $0.2 million for the redemption of 179 debentures. Additionally, as a result of this redemption, the Company expensed the remaining deferred debenture related charges of $0.1 million. There were no debentures outstanding at anytime during 2008 or 2009.

Interest Payments

Cash payments for interest were $4.0 million, $3.4 million and $6.9 million for 2009, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2009, 2008 and 2007

13. ADVANCES ON CONTRACTS

Advances on contracts include customer advances together with customer payments and billings associated with the achievement of certain contract milestones in excess of costs incurred. As of December 31, 2008, $8.6 million of this liability was associated with the Australian SH-2G(A) helicopter contract. As part of the Australia program termination agreement, these balances were eliminated in connection with the transfer of the Australian program inventory and equipment to the Company. See Note 4, Accounts Receivable, Note 7, Inventory and Note 18, Commitments and Contingencies, for further discussion of this termination agreement.

14. PRODUCT WARRANTY COSTS

Changes in the carrying amount of accrued product warranty costs, included in Other Accruals and Payables, for 2009 and 2008 are summarized as follows:

	2009	2008
In thousands
Balance at January 1	$1,073	$1,087
Warranty costs incurred	(79)	(86)
Product warranty accrual	436	127
Release to income	(266)	(55)
Balance at December 31	$1,164	$1,073

The Company has been working to resolve two warranty-related matters at the Aerospace Orlando facility. The first issue involves a supplier's recall of a switch embedded in certain bomb fuzes. The second warranty issue involves bomb fuzes manufactured for the U.S. Army utilizing systems which originated before this entity was acquired by the Company that have since been found to contain an incorrect part. The net reserve as of December 31, 2009 related to these two matters is $1.0 million. This matter is more fully discussed in Note 18, Commitments and Contingencies. The remainder of the accrual as of December 31, 2009 relates to routine warranty rework at our segments.

15. INCOME TAXES

The components of income tax expense (benefit) associated with earnings from continuing operations are as follows:

	For the year ended December 31,
	2009	2008	2007
In thousands
Current:
Federal	$12,474	$10,628	$20,062
State	675	1,287	1,956
Foreign	2,205	2,083	2,261
	15,354	13,998	24,279

Deferred:
Federal	(887)	9,087	(2,730)
State	190	1,092	(656)
Foreign	(296)	(118)	143
	(993)	10,061	(3,243)
Total	$14,361	$24,059	$21,036

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2009, 2008 and 2007

15. INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

	At December 31,
	2009	2008
In thousands
Deferred tax assets:
Deferred employee benefits	$77,978	$81,227
Inventory	12,316	9,728
Environmental	5,643	5,844
Tax loss and credit carry-forwards	9,456	9,407
Accrued liabilities and other items	7,730	7,704
Total deferred tax assets	113,123	113,910

Deferred tax liabilities:
Fixed assets	(9,570)	(8,624)
Intangibles	(12,880)	(11,714)
Other items	(953)	(721)
Total deferred tax liabilities	(23,403)	(21,059)
Net deferred tax assets before valuation allowance	89,720	92,851
Valuation allowance	(5,221)	(5,000)
Net deferred tax assets after valuation allowance	$84,499	$87,851

Valuation allowances of $5.2 million and $5.0 million at December 31, 2009 and 2008, respectively, reduced the deferred tax asset attributable to foreign loss and state loss and credit carry-forwards to an amount that, based upon all available information, is more likely than not to be realized. Reversal of the valuation allowance is contingent upon the recognition of future taxable income in the respective jurisdictions or changes in circumstances which cause the realization of the benefits of the loss carry-forwards to become more likely than not. The net increase in the valuation allowance of $0.2 million is due to the generation of $1.1 million in U.S. state and Canadian loss and tax credit carry-forwards, offset by utilization of $0.5 million of state carry-forwards and expiration of $0.4 million of state and Canadian carry-forwards.

Canadian tax loss carry-forwards are approximately $0.5 million, with $0.1 million expiring in 2010 and the balance in 2027 and beyond. State carry-forwards are in numerous jurisdictions with varying lives. U.S. foreign tax credit carry-forwards of $3.6 million expire between 2014 and 2019.

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

Pre-tax income from foreign operations amounted to $6.3 million, $5.4 million and $5.0 million in 2009, 2008 and 2007, respectively. Income taxes have not been provided on undistributed earnings of $20.9 million from foreign subsidiaries since it is the Company’s intention to permanently reinvest such earnings or to distribute them only when it is tax efficient to do so. It is impracticable to estimate the total tax liability, if any, which would be created by the future distribution of these earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2009, 2008 and 2007

15. INCOME TAXES (CONTINUED)

The provision for income taxes associated with earnings from continuing operations differs from that computed at the federal statutory corporate tax rate as follows:

	For the year ended December 31,
	2009	2008	2007
In thousands
Federal tax at 35% statutory rate	$16,453	$20,708	$20,134
State income taxes, net of federal benefit	562	1,547	744
Tax effect of:
International Recapitalization	(1,577)	—	—
Goodwill impairment	—	2,733	—
Other, net	(1,077)	(929)	158
Income taxes	$14,361	$24,059	$21,036

The Company records a benefit for uncertain tax positions in the financial statements only when it determines it is more likely than not that such a position will be sustained upon examination by taxing authorities. Unrecognized tax benefits represent the difference between the position taken and the benefit reflected in the financial statements. On December 31, 2009, 2008 and 2007 the total liability for unrecognized tax benefits was $2.7 million, $2.6 million and $3.6 million, respectively (including interest and penalties of $0.4 million, $0.3 million and $0.6 million, respectively).  The change in the liability for 2009, 2008 and 2007 is explained as follows:

	2009	2008	2007
In thousands
Balance at January 1	$2,585	$3,645	$5,118
Additions based on current year tax positions	1,035	133	80
Changes for tax positions of prior years	(8)	56	(235)
Settlements	(933)	(1,103)	(392)
Reductions due to lapses in statutes of limitation	—	(146)	(926)
Balance at December 31	$2,679	$2,585	$3,645

Included in unrecognized tax benefits at December 31, 2009 were items approximating $2.2 million that, if recognized, would favorably affect the Company’s effective tax rate in future periods.  The Company files tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including 2005.  During 2009, 2008 and 2007, $0.1 million, $0.1 million and $0.2 million of interest and penalties, respectively, were recognized as a component of income tax expense. It is the Company’s policy to record interest and penalties on unrecognized tax benefits as income taxes.

Cash payments for income taxes, net of refunds, were $6.9 million, $30.4 million, and $30.3 million in 2009, 2008 and 2007, respectively.

16. PENSION PLANS

The Company has a non-contributory qualified defined benefit pension plan (the “Qualified Pension Plan”) covering the full-time U.S. employees of all U.S. subsidiaries (with the exception of certain acquired companies that have not adopted the plan and employees at the Company’s Industrial Distribution segment hired after May 31, 2009). Employees become participants in the Qualified Pension Plan upon their completion of hours of service requirements. Benefits under the Qualified Pension Plan are generally based upon an employee’s years of service and compensation levels during employment with an offset provision for social security benefits. The Company also has a Supplemental Employees’ Retirement Plan (“SERP”), which is considered a non-qualified pension plan. The SERP provides certain key executives, whose compensation is in excess of the limitations imposed by federal law on the qualified defined benefit pension plan, with supplemental benefits based upon eligible earnings, years of service and age at retirement. The measurement date for both these plans is December 31. On February 23, 2010, the Company’s Board of Directors authorized management to amend the Qualified Pension Plan. See Note 23, Subsequent Events, for further discussion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2009, 2008 and 2007

16. PENSION PLANS (CONTINUED)

Obligations and Funded Status

The changes in the actuarial present value of the projected benefit obligation and fair value of plan assets are as follows:

	For the year ended December 31,
	Qualified Pension Plan		SERP
	2009	2008	2009	2008
In thousands
Projected benefit obligation at beginning of year	$502,269	$468,291	$20,732	$37,053
Service cost	13,423	12,277	389	698
Interest cost	30,462	29,352	1,012	1,591
Plan amendments	444	—	—	—
Actuarial liability (gain) loss (A )	25,613	15,128	1,586	(562)
Benefit payments	(27,476)	(22,779)	(5,682)	(18,048)
Projected benefit obligation at end of year	$544,735	$502,269	$18,037	$20,732

Fair value of plan assets at beginning of year	$334,121	$498,778	$—	$—
Actual return on plan assets (B)	68,183	(149,602)	—	—
Employer contributions	12,641	7,724	5,682	18,048
Benefit payments	(27,476)	(22,779)	(5,682)	(18,048)
Fair value of plan assets at end of year	$387,469	$334,121	$—	$—
Funded status at end of year	$157,266	$168,148	$18,037	$20,732

Accumulated benefit obligation	$490,960	$455,381	$17,605	$20,515

(A) The actuarial liability loss amount for the qualified pension plan for 2009 is principally due to the effect of changes in the discount rate. The actuarial liability loss amount for the qualified pension plan for 2008 is principally due to the decrease in net assets and a decrease in the discount rate. The decrease in net assets was due to the effect of changes in the discount rate and the significant downturn in the U.S financial markets.

(B)  The negative actual return on plan assets in 2008 was due to the significant downturn in the U.S. financial markets.

The Company has recorded assets and liabilities related to our qualified pension plan and SERP as follows:

	At December 31,
	Qualified Pension Plan		SERP
	2009	2008	2009	2008
In thousands
Noncurrent assets	$—	$—	$—	$—
Current liabilities (A )	—	—	(887)	(5,678)
Noncurrent liabilities	(157,266)	(168,148)	(17,150)	(15,054)
Total	$(157,266)	$(168,148)	$(18,037)	$(20,732)

(A) The current liabilities are included in other accruals and payables on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2009, 2008 and 2007

16. PENSION PLANS (CONTINUED)

Obligations and Funded Status – Continued

Certain amounts included in accumulated other comprehensive income on the Consolidated Balance Sheets represent costs that will be recognized as components of pension cost in future periods. These consist of:

	At December 31,
	Qualified Pension Plan		SERP
	2009	2008	2009	2008
In thousands
Unrecognized (gain) or loss	$138,732	$153,109	$3,854	$3,326
Urecognized prior service cost (credit)	770	388	(192)	(1,155)
Amount included in accumulated other comprehensive income (loss )	$139,502	$153,497	$3,662	$2,171

The estimated net loss and prior service cost (credit) for the qualified pension plan and the SERP that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year will be $4.8 million and $0.2 million, respectively.

The pension plan net periodic benefit costs on the Consolidated Statements of Operations and other amounts recognized in other comprehensive income on the Statements of Shareholders’ Equity were computed using the projected unit credit actuarial cost method and included the following components:

	For the year ended December 31,
	Qualified Pension Plan			SERP
	2009	2008	2007	2009	2008	2007
In thousands
Service cost for benefits earned during the year	$13,423	$12,277	$13,318	$389	$698	$464
Interest cost on projected benefit obligation	30,462	29,352	27,723	1,012	1,591	2,019
Expected return on plan assets	(31,615)	(34,724)	(32,297)	—	—	—
Amortization of prior service credit (cost)	61	61	61	(962)	(691)	(371)
Recognized net loss	3,423	—	841	291	1,586	3,902
Additional amount recognized due to settlement	—	—	—	767	2,833	—
Net pension benefit cost	$15,754	$6,966	$9,646	$1,497	$6,017	$6,014

Change in prior service cost	$444	$—	$—	$—	$—	$1,220
Change in net gain or loss	(10,955)	199,454	(43,084)	820	(3,394)	1,137
Amortization of prior service cost (credit)	(61)	(61)	(61)	962	691	371
Amortization of net gain (loss )	(3,423)	—	(841)	(291)	(1,586)	(3,902)
Total recognized in other comprehensive income	$(13,995)	$199,393	$(43,986)	$1,491	$(4,289)	$(1,174)
Total recognized in net periodic benefit cost and other comprehensive income	$1,759	$206,359	$(34,340)	$2,988	$1,728	$4,840

The Company expects to contribute $10.7 million to the qualified pension plan and $0.9 million to the SERP for the 2010 plan year. For the 2009 plan year, the Company made a contribution of $10.9 million to the qualified plan and contributions of $5.7 million to the SERP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2009, 2008 and 2007

16. PENSION PLANS (CONTINUED)

Obligations and Funded Status – Continued

Expected future benefit payments, which reflect expected future service, are as follows (in thousands):

	Qualified
	Pension Plan	SERP

2010	$26,903	$887
2011	27,560	879
2012	28,142	870
2013	28,941	6,512
2014	30,095	842
2015-2019	175,003	6,660

The actuarial assumptions used in determining benefit obligations of the pension plans are as follows:

	At December 31,
	Qualified Pension Plan		SERP
	2009	2008	2009	2008
Discount rate	5.85%	6.15%	5.15%	6.15%
Average rate of increase in compensation levels	3.50%	3.50%	3.50%	3.50%

The discount rates take into consideration the populations of our pension plans and the anticipated payment streams as compared to the Citigroup Discount Yield Curve index and rounds the results to the nearest fifth basis point.

The actuarial assumptions used in determining the net periodic benefit cost of the pension plans are as follows:

	At December 31,
	Qualified Pension Plan		SERP
	2009	2008	2009	2008
Discount rate	6.15%	6.40%	6.15%	5.90%
Expected return on plan assets	8.00%	8.00%	n/a	n/a
Average rate of increase in compensation levels	3.50%	3.50%	3.50%	3.50%

Plan Assets for Qualified Pension Plan

The expected return on plan assets rate was determined based upon historical returns adjusted for estimated future market fluctuations.

Plan assets are invested in a diversified portfolio consisting of equity and fixed income securities (including $17.6 million of common stock of Kaman Corporation at December 31, 2009). The investment policies and goals for pension plan assets are (a) to place assets with investment managers approved by the Finance Committee of the Board of Directors, (b) to diversify across traditional equity and fixed income asset classes to minimize the risk of large losses, and (c) to seek the highest total return (through a combination of income and asset appreciation) consistent with prudent investment practice, and on a five-year moving average basis, not less than the actuarial earnings assumption.

The target equity/fixed income asset allocation ratio is 60%/40% over the long term. If the ratio for any asset class moves outside permitted ranges, the pension plan’s Administrative Committee (the management committee that is responsible for plan administration) will act through an immediate or gradual process, as appropriate, to reallocate assets.

Under the current investment policy no investment is made in commodities, nor are short sales, margin buying hedges, covered or uncovered call options, puts, straddles or other speculative trading devices permitted. No manager may invest in international securities, inflation linked treasuries, real estate, private equities, or securities of Kaman Corporation without authorization from the Finance Committee of the Board of Directors. In addition, with the exception of U.S. Government securities, managers’ holdings in the securities of any one issuer, at the time of purchase, may not exceed 7.5% of the total market value of that manager’s account.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2009, 2008 and 2007

16. PENSION PLANS (CONTINUED)

Plan Assets for Qualified Pension Plan – Continued

The pension plan assets are valued at fair value. The following is a description of the valuation methodologies used for the investments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy.

Cash equivalents – Investments with maturities of three months or less when purchased, including certain short-term fixed-income securities, are considered cash equivalents and are included in the recurring fair value measurements hierarchy as Level 1.

Corporate Stock – This investment category consists of common and preferred stock issued by U.S. and non-U.S. corporations. Common and preferred shares are traded actively on exchanges and price quotes for these shares are readily available. Holdings of corporate stock are classified as Level 1 investments.

Mutual Funds – Mutual funds are traded actively on public exchanges. The share prices for mutual funds are published at the close of each business day. Holdings of mutual funds are classified as Level 1 investments.

Common Trust Funds – Common trust funds are comprised of shares or units in commingled funds that are not publicly traded. The values of the commingled funds are not publically quoted and must trade through a broker. For equity and fixed-income commingled funds traded through a broker, the fund administrator values the fund using the net asset value (“NAV”) per fund share, derived from the value of the underlying assets.  The underlying assets in these funds (equity securities, fixed income securities, and commodity-related securities) are publicly traded on exchanges and price quotes for the assets held by these funds are readily available. Holdings of common trust funds are classified as Level 2 investments.

Fixed-income Securities - For fixed income securities, multiple prices and price types are obtained from pricing vendors whenever possible, which enables cross-provider validations. A primary price source is identified based on asset type, class or issue for each security. The fair values of fixed-income securities are based on evaluated prices that reflect observable market information, such as actual trade information of similar securities, adjusted for observable differences and are categorized as Level 2.

Real Estate – Real estate investment trusts are valued daily based on quoted prices in active markets and are categorized as Level 1.

The fair value of the Company’s qualified pension plan assets at December 31, 2009 are as follows:

	Total Carrying		Significant other	Significant
	Value at	Quoted prices in	observable	unobservable
	December 31,	active markets	inputs	inputs
	2009	(Level 1)	(Level 2)	(Level 3)
In thousands
Cash & Cash Equivalents	$12,137	$12,137	$—	$—
Corporate Stock	137,054	137,054	—	—
Mutual Funds	39,312	39,312	—	—
Common Trust Funds	90,175	—	90,175	—
Fixed-income Securities:
U.S. Government Securities (a)	25,819	—	25,819	—
Corporate Securities	67,078	—	67,078	—
Foreign Securities	5,233	—	5,233	—
Other (b)	10,179	—	10,179	—
Real Estate	482	482	—	—
Total	$387,469	$188,985	$198,484	$—

(a)	This category represents investments in debt securities issued by the U.S. Treasury, other U.S. government corporations and agencies, states and municipalities.
(b)	This category primarily represents investments in commercial and residential mortgage-backed securities.

Investment manager performance is evaluated over various time periods in relation to peers and the following indexes: Domestic Equity Investments, S&P 500; International Equity Investments, Morgan Stanley EAFE; Fixed Income Investments, and Barclay’s Capital Aggregate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2009, 2008 and 2007

16. PENSION PLANS (CONTINUED)

Other Plans

The Company also maintains a defined contribution plan that has been adopted by most of its U.S. subsidiaries. Employees of the adopting employers who meet the eligibility requirements of the plan may participate. Employer matching contributions are currently made to the plan based on a percentage of each participant’s pre-tax contribution. For each dollar that a participant contributes up to 5% of compensation, participating subsidiaries make employer contributions of fifty cents ($0.50). Employer contributions to the plan totaled $3.5 million, $3.3 million and $3.2 million in 2009, 2008 and 2007, respectively.

One of the Company’s acquired U.S. subsidiaries maintains a defined contribution plan for its eligible employees. Employer matching contributions are made on a discretionary basis. Additionally, two of our foreign subsidiaries each maintain a defined benefit plan of their own for their local employees. The pension liabilities of $0.2 million associated with these plans are included in accrued pension costs on the Consolidated Balance Sheets.

17. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

	At December 31,
	2009	2008
In thousands
Supplemental employees' retirement plan (SERP)	$17,150	$15,054
Deferred compensation	11,655	11,305
Long-term incentive plan	3,382	1,991
Long-term income taxes payable	2,748	1,801
Environmental remediation liability	11,571	11,749
Other	3,106	3,267
Total	$49,612	$45,167

Disclosures regarding the assumptions used in the determination of the SERP liabilities are included in Note 16, Pension Plans. Discussions of our environmental remediation liabilities are in Note 11, Environmental Costs, and Note 18, Commitments and Contingencies.

The Company maintains a non-qualified deferred compensation plan for certain of its employees as well as a non-qualified deferred compensation plan for its Board of Directors. Generally, participants in these plans have the ability to defer a certain amount of their compensation, as defined in the agreement. The deferred compensation liability will be paid out either upon retirement or as requested based upon certain terms in the agreements and in accordance with Internal Revenue Code Section 409A.

18. COMMITMENTS AND CONTINGENCIES

Leases

Rent commitments under various leases for office space, warehouses, land and buildings expire at varying dates from January 2010 to December 2015. The standard term for most leases ranges from 3 to 5 years. Some of the Company’s leases have rent escalations, rent holidays or contingent rent that are generally recognized on a straight-line basis over the entire lease term. Material leasehold improvements and other landlord incentives are amortized over the shorter of their economic lives or the lease term, including renewal periods, if reasonably assured. Certain annual rentals are subject to renegotiation, with certain leases renewable for varying periods. The company recognizes rent expense for leases on a straight-line basis over the entire lease term.

Lease periods for machinery and equipment range from 1 to 5 years.

Substantially all real estate taxes, insurance and maintenance expenses are obligations of the Company. It is expected that in the normal course of business leases that expire will be renewed or replaced by leases on other similar property.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2009, 2008 and 2007

18. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Leases – Continued

The following future minimum rental payments are required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2009 (in thousands):

2010	$15,775
2011	11,619
2012	6,334
2013	2,953
2014	1,141
Thereafter	837
Total	$38,659

Lease expense for all operating leases, including leases with terms of less than one year, amounted to $17.0 million, $17.9 million and $14.7 million for 2009, 2008 and 2007, respectively.

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

The Company also has unrecorded Asset Retirement Obligation’s (“ARO’s”) that are conditional upon certain events. These ARO’s generally include the removal and disposition of non-friable asbestos. The Company has not recorded a liability for these conditional ARO’s at December 31, 2009 because the Company does not currently believe there is a reasonable basis for estimating a date or range of dates for major renovation or demolition of these facilities. In reaching this conclusion, the Company considered the historical performance of each facility and has taken into account factors such as planned maintenance, asset replacement and upgrades, which, if conducted as in the past, can extend the physical lives of the facilities indefinitely. The Company also considered the possibility of changes in technology and risk of obsolescence in arriving at its conclusion.

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

In late 2006, the USASC informed the Company that it was changing its remedy under the contract from performance of warranty rework to an "equitable adjustment" to the contract price. The Company responded, explaining its view that it had complied with contract requirements. In June 2007, the USASC affirmed its position and gave instructions for disposition of the subject fuzes, including both the impact switch and bellows motor-related items, to a Navy facility and the Company complied with that direction. In November 2009, the United States Government (“USG”) instituted suit, alleging liability associated with this matter, including specific claims of about $6.0 million (treble damages) in connection with allegedly "false claims" by the Company for payment for fuzes containing the incorrect version of the part and $3.0 million in connection with rework. By letter dated July 16, 2009, USASC informed the Company that it also demands payment of $9.8 million under the contract related to warranty rework The Company believes that all these allegations are unfounded and it is defending itself vigorously. At December 31, 2009, the Company had no amount accrued for this demand.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2009, 2008 and 2007

18. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Legal Matters – Continued

As reported previously, a separate contract dispute between the Orlando Facility and the USASC relative to the FMU-143 fuze program is now in litigation. The USASC has basically alleged the existence of latent defects in certain fuzes due to unauthorized rework during production and has sought to revoke their acceptance. Management believes that the Orlando Facility has performed in accordance with the contract and it is the government that has materially breached its terms in several ways; as a result, during the fourth quarter of 2007, the Company cancelled the contract and, in January 2008, commenced litigation before the Board requesting a declaratory judgment that the cancellation was proper. Shortly thereafter, the USASC notified the Company that it was terminating the contract for default, making the allegations noted above, and the Company filed a second complaint with the Board appealing that termination decision.  The litigation process continues. In the same July 2009 letter referenced above, USASC also demanded a repayment by the Company of $5.7 million for these alleged latent defects. The Company also contests this demand and has filed an appeal before the Board. At December 31, 2009, the Company had no amount accrued for these matters as it believes that the likelihood of an adverse outcome to this litigation is remote.

Other Matters

Revenue Sharing Agreement with the Commonwealth of Australia

As previously reported, the Company reached an agreement with the Commonwealth of Australia in 2008 providing for the termination of the SH-2G(A) Super Seasprite Program. Pursuant to the agreement, the Commonwealth transferred ownership of the 11 SH-2G(A)  Super Seasprite helicopters to the Company, together with spare parts and associated equipment, in exchange for a release of any remaining payment obligation for net unbilled receivables totaling approximately $32.0 million. The transfer of ownership was completed on February 12, 2009 and the Company is actively engaged in efforts to resell the aircraft, spare parts and equipment to other potential customers. Pursuant to the terms of the agreement with the Commonwealth of Australia, the Company has agreed to share all proceeds from the resale of the aircraft, spare parts, and equipment with the Commonwealth on a predetermined basis, and total payments of at least $39.5 million (AUD) must be made to the Commonwealth regardless of sales, of which at least $26.7 million (AUD) must be paid by March 2011. To the extent that cumulative payments have not yet reached $39.5 million (AUD), additional payments of $6.4 million (AUD) each must be paid in March of 2012 and 2013. In late 2008, the Company entered into foreign currency exchange contracts that limit the foreign currency risks associated with these required payments to $23.7 million. See Note 6, Derivative Financial Instruments, for further discussion of these instruments. In addition, to secure these payments, the Company has provided the Commonwealth with a $39.5 million (AUD) unconditional letter of credit, which is being reduced as such payments are made. Through December 31, 2009, the Company had made required payments of $1.4 million (AUD). As of that date, the U.S. dollar value of the remaining $38.1 million (AUD) required payment was $34.2 million.

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

The total anticipated cost of the environmental remediation activities associated with the Moosup property is $4.1 million, all of which has been accrued. The total amount paid to date in connection with these environmental remediation activities is $1.9 million. A portion ($0.1 million) of the accrual related to this property is included in other accruals and payables and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2009, 2008 and 2007

18. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Matters – Continued

New Hartford - Continued

The Company's estimate of its portion of the cost to assess the environmental conditions and remediate this site is $2.2 million, unchanged from previously reported estimates, all of which has been accrued. The total amount paid to date in connection with these environmental remediation activities is $0.4 million. A portion ($0.2 million) of the accrual related to this property is included in other accruals and payables and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Bloomfield

In connection with the 2008 purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR, the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and continues the effort to define the scope of the remediation that will be required by the CTDEP. The assumed environmental liability of $10.3 million was determined by taking the undiscounted remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $2.1 million. A portion ($1.4 million) of the accrual related to this property is included in other accruals and payables and the balance is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

United Kingdom

In connection with the purchase of U.K. Composites, the Company accrued, at the time of acquisition, £1.6 million for environmental compliance at the facilities. The total amount paid to date in connection with these environmental remediation activities is £0.1 million. The U.S. dollar equivalent of the remaining environmental compliance liability as of December 31, 2009, is $2.4 million, which is included in other accruals and payables. The Company continues to assess the work that may be required, which may result in a change to this accrual. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

In December 2008, a workplace accident occurred at one of the Company’s U.K. Composites facilities in which one employee died and another was seriously injured. In accordance with U.K. law, the matter has been the subject of an investigation carried out jointly by Lancashire Police and the Health and Safety Executive (“HSE”) to determine whether criminal charges are appropriate in this case.  Although the Company has not received official notification that the police investigation has ended with no recommendation of criminal charges, it believes that this is the case because the matter has been transferred to the regional Coroner to conduct an inquest, which is customary in cases where the local police have not sought prosecution. The inquest is scheduled for April 2010. Following the inquest, the Company expects that the HSE will conduct proceedings under U.K. Health and Safety legislation. The Company currently estimates that the total potential financial exposure of the U.K. Composites operation with respect to these government proceedings is not likely to be material to our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2009, 2008 and 2007

19. COMPUTATION OF EARNINGS PER SHARE

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

Excluded from the diluted earnings per share calculation for the years ended December 31, 2009 and 2008 are 610,436 and 242,259 shares granted to employees that are anti-dilutive based on the average stock price. There were no anti-dilutive shares in 2007. The diluted earnings per share computation for 2007 assumes that at the beginning of the year the 6% convertible subordinated debentures were converted into common stock with a resultant reduction in interest costs net of tax.

	For the Year Ended December 31,
	2009	2008	2007
In thousands, except per share amounts
Basic:
Earnings from continuing operations	$32,649	$35,107	$36,491
Earnings from discontinued operations, net of tax	—	—	7,890
Gain on disposal of discontinued operations, net of tax	—	492	11,538
Net earnings	$32,649	$35,599	$55,919

Weighted average number of shares outstanding	25,648	25,357	24,375

Earnings per share from continuing operations	$1.27	$1.38	$1.50
Earnings per share from discontinued operations	—	—	0.32
Earnings per share from gain on disposal of discontinued operations	—	0.02	0.47
Net earnings per share	$1.27	$1.40	$2.29

Diluted:
Earnings from continuing operations	$32,649	$35,107	$36,491
Elimination of interest expense on 6% subordinated convertible debentures (net after taxes)	—	—	507
Earnings from continuing operations (as adjusted)	32,649	35,107	36,998
Earnings from discontinued operations, net of tax	—	—	7,890
Gain on disposal of discontinued operations, net of tax	—	492	11,538
Net earnings (as adjusted)	$32,649	$35,599	$56,426

Weighted average number of shares outstanding	25,648	25,357	24,375
Weighted averages shares issuable on conversion of 6% subordinated convertible debentures	—	—	573
Weighted average shares issuable on exercise of dilutive stock options	131	155	313
Total	25,779	25,512	25,261

Earnings per share from continuing operations	$1.27	$1.38	$1.46
Earnings per share from discontinued operations	—	—	0.31
Earnings per share from gain on disposal of discontinued operations	—	0.02	0.46
Diluted net earnings per share	$1.27	$1.40	$2.23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2009, 2008 and 2007

20. SHARE-BASED ARRANGEMENTS

General

The Company accounts for stock options and restricted stock as equity awards whereas the stock appreciation rights and employee stock purchase plan are accounted for as liability awards.

The following table summarizes share-based compensation expense recorded during each period presented:

	For the Year Ended December 31,
	2009	2008	2007
In thousands
Stock options	$1,137	$1,268	$1,316
Restricted stock awards	1,653	1,503	925
Stock appreciation rights	54	(862)	1,374
Employee stock purchase plan	240	200	212
Total share-based compensation	$3,084	$2,109	$3,827

Compensation expense for stock options and restricted stock awards is recognized on a straight-line basis over the vesting period of the awards.

In conjunction with the sale of the Music segment, the Company accelerated vesting for all outstanding options and restricted shares that were issued to employees of the Music segment. This resulted in additional expense of $1.3 million in 2007 that was included in the determination of the net gain on the sale.

Stock Incentive Plan

The 2003 Stock Incentive Plan (the "2003 Plan") provides for the issuance of 2,000,000 shares of common stock and includes a continuation and extension of the predecessor plan. As with the predecessor plan, the 2003 Plan provides for equity compensation awards, including principally incentive and non-statutory stock options, restricted stock, stock appreciation rights, and long-term incentive program (LTIP) awards. In addition, the 2003 Plan contains provisions intended to qualify the LTIP under Section 162(m) of the Internal Revenue Code of 1986, as amended. As of December 31, 2009, there were 488,214 shares available for grant under the plan.

Effective October 13, 2009, the Company’s Board of Directors amended the 2003 Plan. In general, the amendment increased the total number of shares of common stock available for issuance by 2,000,000. The amendment to the 2003 Plan is subject to approval by the shareholders entitled to vote thereon at the 2010 annual meeting of shareholders.  The October 13, 2009 amendment also added Restricted Stock Units (“RSU”s) to the potential awards that can be made under the 2003 Plan. In addition, on February 23, 2010, the 2003 Plan was further amended to clarify the definition of persons eligible to receive awards.

LTIP awards provide certain senior executives an opportunity to receive award payments in either stock or cash as determined by the Personnel and Compensation Committee of the Board of Directors in accordance with the Plan, at the end of a three-year performance cycle. For the performance cycle, the Company’s financial results are compared to the Russell 2000 indices for the same periods based upon the following: (a) average return on total capital, (b) earnings per share growth and (c) total return to shareholders. No awards will be payable unless the Company’s performance is at least in the 25th percentile of the designated indices. The maximum award is payable if performance reaches the 75th percentile of the designated indices. Awards for performance between the 25th and 75th percentiles are determined by straight-line interpolation. Generally, LTIP awards are paid in cash.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2009, 2008 and 2007

20. SHARE-BASED ARRANGEMENTS (CONTINUED)

Stock Incentive Plan – Continued

Stock option activity is as follows:

		Weighted average-
	Options	exercise price
Options outstanding at December 31, 2008	743,679	$18.81
Granted	213,210	16.35
Exercised	(45,033)	13.34
Forfeited or expired	(21,980)	18.84
Options outstanding at December 31, 2009	889,876	$18.50

The following table presents information regarding options outstanding as of December 31, 2009:

Weighted-average remaining contractual term - options outstanding	6.46 years
Aggregate intrinsic value - options outstanding (in thousands )	$4,844
Weighted-average exercise price - options outstanding	$18.50
Options exercisable	374,404
Weighted-average remaining contractual term - options exercisable	4.43 years
Aggregate intrinsic value - options exercisable (in thousands )	$2,682
Weighted-average exercise price - options exercisable	$16.52

The intrinsic value represents the amount by which the market price of the stock on the measurement date exceeds the exercise price of the option. The intrinsic value of options exercised in 2009, 2008 and 2007 was $0.3 million, $2.3 million and $3.9 million, respectively. The Company currently has an open stock repurchase plan, which would enable the Company to repurchase shares as needed. Historically the Company has issued shares related to option exercises and RSAs from treasury stock; however, in 2007 the Company began to issue shares from its authorized pool of available common stock.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	2009	2008	2007
Expected option term	6.5 years	6.5 years	6.5 years
Expected volatility	47.7%	41.2%	36.2%
Risk-free interest rate	2.0%	3.2%	4.6%
Expected dividend yield	2.2%	1.8%	2.5%
Per share fair value of options granted	$6.43	$9.64	$8.04

The expected term of options granted represents the period of time that option grants are expected to be outstanding. In predicting the life of option grants, all stock options meet the definition of “plain vanilla” options and therefore, the “simplified” method was used to calculate the term for grants.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2009, 2008 and 2007

20. SHARE-BASED ARRANGEMENTS (CONTINUED)

Stock Incentive Plan – Continued

The risk-free interest rate assumption is based upon the interpolation of various U.S. Treasury rates determined at the date of option grant. Expected dividends are based upon a historical analysis of our dividend yield over the past year.

Restricted Stock activity is as follows:

		Weighted-
	Resticted Stock	average grant
	Awards	date fair value
Restricted Stock outstanding at December 31, 2008	149,794	$26.39
Granted	174,150	17.92
Vested	(52,056)	21.96
Forfeited or expired	(1,600)	24.11
Restricted Stock outstanding at December 31, 2009	270,288	$21.80

The grant date fair value for restricted stock is the average market price of the unrestricted shares on the date of grant.

Stock Appreciation Rights activity is as follows:

	Stock	Weighted-
	Appreciation	average
	Rights	exercise price
SARs outstanding at December 31, 2008	39,700	$10.32
Granted	—	—
Exercised	(18,000)	9.90
Forfeited or expired	—	—
SARs outstanding at December 31, 2009	21,700	$10.66

Total cash paid to settle stock appreciation rights (at intrinsic value) for 2009, 2008 and 2007 was $0.1 million, $0.5 million and $1.2 million, respectively. SARs are re-evaluated on a quarterly basis using the Black-Scholes valuation model.

We record a tax benefit and associated deferred tax asset for compensation expense recognized on non-qualified stock options and restricted stock for which we are allowed a tax deduction. For 2009, 2008 and 2007, we recorded a tax benefit of $1.1 million, $1.0 million and $1.3 million for these two types of compensation expense.

The windfall tax benefit is the tax benefit realized on the exercise of non-qualified stock options and disqualifying dispositions of stock acquired by exercise of incentive stock options and Employee Stock Purchase Plan stock purchases in excess of the deferred tax asset originally recorded. The total windfall tax benefit realized 2008 and 2007 was $0.3 million and $1.2 million, respectively. In 2009 the Company recorded a windfall tax expense of $0.1 million.

As of December 31, 2009, future compensation costs related to non-vested stock options and restricted stock grants is $7.2 million. The Company anticipates that this cost will be recognized over a weighted-average period of 3.3 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2009, 2008 and 2007

20. SHARE-BASED ARRANGEMENTS (CONTINUED)

Employees Stock Purchase Plan

The Kaman Corporation Employees Stock Purchase Plan allows employees to purchase common stock of the Company, through payroll deductions, at 85% of the market value of shares at the time of purchase. The plan provides for the grant of rights to employees to purchase a maximum of 1,500,000 shares of common stock. During 2009, 88,683 shares were issued to employees at prices ranging from $9.58 to $20.49. During 2008, 51,664 shares were issued to employees at prices ranging from $17.02 to $27.35. At December 31, 2009, there were 280,930 shares available for purchase under the plan.

Effective October 13, 2009, the Company’s Board of Directors amended the Employees Stock Purchase Plan. In general, the amendment increased the total number of shares of common stock that may be purchased by participating employees by 500,000. The amendment to the Employees Stock Purchase Plan is subject to approval by the shareholders entitled to vote thereon at the 2010 annual meeting of shareholders.

21. SEGMENT AND GEOGRAPHIC INFORMATION

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

The Aerospace Segment produces and/or markets widely used proprietary aircraft bearings and components; complex metallic and composite aerostructures for commercial, military and general aviation fixed and rotary wing aircraft; safing and arming solutions for missile and bomb systems for the U.S. and allied militaries; subcontract helicopter work; and support for the Company’s SH-2G Super Seasprite maritime helicopters and K-MAX® medium-to-heavy lift helicopters.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2009, 2008 and 2007

21. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Summarized financial information by business segment is as follows:

	For the year ended December 31,
	2009	2008	2007
In thousands
Net sales:
Industrial Distribution	$645,535	$776,970	$700,174
Aerospace	500,696	476,625	385,857
Net sales from continuing operations	$1,146,231	$1,253,595	$1,086,031

Operating income:
Industrial Distribution	$12,612	$35,397	$33,038
Aerospace (a)	74,996	61,608	67,783
Net gain (loss) on sale of assets	(4)	221	2,579
Corporate expense	(33,662)	(31,960)	(38,672)
Operating income from continuing operations	53,942	65,266	64,728

Interest expense, net	5,700	4,110	7,526
Other expense (income), net	1,232	1,990	(325)

Earnings from continuing operations before income taxes	47,010	59,166	57,527
Income tax expense	14,361	24,059	21,036
Net earnings from continuing operations	32,649	35,107	36,491

Earnings from discontinued operations before gain	—	—	7,890
Gain on disposal of discontinued operations, net of taxes	—	492	11,538
Earnings from discontinued operations	—	492	19,428
Total net earnings	$32,649	$35,599	$55,919

(a) Includes a non-cash, non-tax-deductible, impairment charge of $7.8 million recorded in 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2009, 2008 and 2007

21. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

	At December 31,
	2009	2008	2007
In thousands
Identifiable assets:
Industrial Distribution	$203,845	$229,460	$195,518
Aerospace	458,475	421,650	304,601
Corporate	110,747	111,503	134,744
Total assets	$773,067	$762,613	$634,863

Capital expenditures:
Industrial Distribution	$3,139	$4,216	$2,650
Aerospace	8,884	9,872	10,760
Corporate	1,544	1,912	816
Total capital expenditures	$13,567	$16,000	$14,226

Depreciation and amortization:
Industrial Distribution	$3,536	$3,096	$2,507
Aerospace	10,930	8,833	6,543
Corporate	1,638	913	843
Total depreciation and amortization	$16,104	$12,842	$9,893

During 2008, the Aerospace segment completed the non-cash purchase of the NAVAIR property for $10.3 million, which represents the assumption of the associated environmental remediation costs. See Note 11, Environmental Costs, for further discussion.

Operating income is total revenues less cost of sales and selling, general and administrative expenses including corporate expense. Operating income includes net gain (loss) on sale of assets.  Operating income for the Aerospace segment in 2008 includes a non-cash goodwill impairment charge of $7.8 million.

During 2007, the Aerospace segment recorded charges of $6.4 million to increase the accrued contract loss on the SH-2G(A) program. During 2009 and 2008, there were no such charges.

Identifiable assets are year-end assets at their respective net carrying values segregated as to segment and corporate use.

For the periods presented, the corporate identifiable assets are principally comprised of cash, short-term and long-term deferred income tax assets, cash surrender value of life insurance policies and fixed assets.

Net sales by the Aerospace segment under contracts with U.S. Government agencies (including sales to foreign governments through foreign military sales contracts with U.S. Government agencies) totaled $292.3 million, $254.6 million and $200.0 million in 2009, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2009, 2008 and 2007

21. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Sales are attributed to geographic regions based on their location of origin. Geographic distribution of sales from continuing operations is as follows:

	For the year ended December 31,
	2009	2008	2007
In thousands
United States	$975,501	$1,070,041	$934,113
United Kingdom	57,308	41,884	10,962
Canada	25,063	36,026	35,058
Germany	17,128	15,597	15,188
Mexico	16,773	20,271	21,201
Australia/New Zealand	11,537	20,980	25,953
Other	42,921	48,796	43,556
Total	$1,146,231	$1,253,595	$1,086,031

Geographic distribution of long-lived assets is as follows:

	At December 31,
	2009	2008
In thousands
United States	$195,715	$193,543
United Kingdom	73,279	68,340
Germany	13,377	11,695
Mexico	937	1,232
Canada	196	296
Total	$283,504	$275,106

22. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are shown below:

	At December 31,
	2009	2008
In thousands
Changes in pension and post-retirement benefit plans	$(88,887)	$(96,895)
Foreign currency translation adjustment	(14,326)	(23,567)
Unrealized gain (loss) on derivative instruments	(829)	804
Accumulated other comprehensive income (loss)	$(104,042)	$(119,658)

No amounts were reclassified from other comprehensive income into net income for foreign currency translation adjustments in 2009 and 2008.

23. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through February 25, 2010, which represents the date the financial statements were issued. The following subsequent events were identified that required disclosure.

On February 23, 2010, the Company’s Board of Directors authorized management to amend the Qualified Pension Plan. The amendment will, among other things, close the Qualified Pension Plan to all new hires on or after March 1, 2010 and change the benefit calculation for existing employees related to pay and years of service. Specifically, changes in pay will be taken into account for benefit calculation purposes until the end of calendar year 2010, the benefit formula will be improved to use the highest five years out of the last ten years of service up to December 31, 2010, whether consecutive or not, and years of service will continue to be added for purposes of the benefit calculations through December 15, 2015, with no further accumulation for service thereafter except for vesting purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Years Ended December 31, 2009, 2008 and 2007
(In thousands except share and per share amounts)

23. SUBSEQUENT EVENTS (CONTINUED)

The Company estimates the changes to the Qualified Pension Plan will result in an estimated net curtailment loss of approximately $0.2 million. In addition, the Company estimates that the projected benefit obligation will be reduced, and the Qualified Pension Plan’s funded status would change by approximately $47.0 million on March 1, 2010. This will be recorded as a $47.0 million reduction of the pension liability, a $29.1 million reduction of accumulated other comprehensive loss and a $17.9 million decrease of deferred tax assets on the Company’s Consolidated Balance Sheet.

On February 23, 2010, the Company’s Board of Directors also authorized certain enhancements to the defined contribution plan including, among other things, an increase in employer matching contributions made to the plan based on each participant’s pre-tax contributions. The enhancements will become effective January 1, 2011.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The company has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2009, the disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

The company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2009.

In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Management concluded that based on its assessment, the company’s internal control over financial reporting was effective as of December 31, 2009. The effectiveness of internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in this Form 10-K.

Changes in Internal Control Over Financial Reporting

Management of the company has evaluated, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, changes in the company’s internal controls over financial reporting during 2009.

During the fourth quarter ended December 31, 2009, management made no changes to the internal controls over financial reporting that materially affected, nor are they reasonably likely to have a material effect on, our internal controls over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All information under this caption, except for the list of executive officers of the company set forth in Item 1, Executive officers of the registrant, may be found in the company’s proxy statement to be delivered to stockholders in connection with the Annual Meeting of Shareholders, which is scheduled for April 21, 2010 (the “Proxy Statement”) and such information is incorporated in this report by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bloomfield, State of Connecticut, on this 25th day of February 2010.

KAMAN CORPORATION (Registrant)

By:	/s/ Neal J. Keating
Neal J. Keating
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title:	Date:

/s/ Neal J. Keating	President	February 25, 2010
Neal J. Keating	and Chief Executive Officer

/s/ William C. Denninger	Senior Vice President	February 25, 2010
William C. Denninger	and Chief Financial Officer (Principal Financial Officer)

/s/ John J. Tedone	Vice President – Finance and	February 25, 2010
John J. Tedone	Chief Accounting Officer

/s/ Neal J. Keating		February 25, 2010
Neal J. Keating
Attorney-in-Fact for:

Brian E. Barents	Director
E. Reeves Callaway III	Director
Karen M. Garrison	Director
A. William Higgins	Director
Edwin A. Huston	Director
Eileen S. Kraus	Director
George E. Minnich	Director
Thomas W. Rabaut	Director
Richard J. Swift	Director

KAMAN CORPORATION AND SUBSIDIARIES

Index to Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Kaman Corporation:

Under date of February 25, 2010, we reported on the consolidated balance sheets of Kaman Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2009, and the effectiveness of internal controls over financial reporting as of December 31, 2009, as contained in the 2009 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Hartford, Connecticut
February 25, 2010

KAMAN CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Dollars in Thousands)

		Additions
	Balance	Charged to
	Beginning of	Costs and			Balance End of
DESCRIPTION	Period	Expenses	Others (A)	Deductions (B)	Period

2009
Allowance for doubtful accounts	$2,172	$1,547	$0	$1,312	$2,407

2008
Allowance for doubtful accounts	$1,811	$910	$266	$815	$2,172

2007
Allowance for doubtful accounts	$1,796	$725	$0	$710	$1,811

(A)	Additions to allowance for doubtful accounts attributable to acquisitions.
(B)	Write-off of bad debts, net of recoveries.

		Additions
	Balance	Current Year
	Beginning of	Provision		Balance End
	Period	(Benefit)	Others	of Period

2009
Valuation allowance on deferred tax assets	$5,000	$236	$(15)	$5,221

2008
Valuation allowance on deferred tax assets	$3,946	$1,308	$(254)	$5,000

2007
Valuation allowance on deferred tax assets	$3,710	$159	$77	$3,946

KAMAN CORPORATION

INDEX TO EXHIBITS

Exhibit 3a	The Amended and Restated Certificate of Incorporation of the company, was filed as Exhibit 3.1 to Form 8-K on November 4, 2005, Document No. 0001341004-05-000188.	by reference

Exhibit 3b	The Amended and Restated Bylaws of the company dated February 26, 2008 were filed as Exhibit 3.1 to Form 8-K on February 28, 2008, Document No. 0000054381-08-000011.	by reference

Exhibit 10a
Kaman Corporation 2003 Stock Incentive Plan, as amended effective October 13, 2009 filed as Exhibit 10a(i) on Form 10-Q on November 5, 2009, Document No. 0000054381-09-000052 as amended on February 23, 2010. *
attached

Exhibit 10b	Kaman Corporation Employees Stock Purchase Plan as amended effective October 13, 2009 was filed as Exhibit 10b(i) to Form 10-Q on November 5, 2009, Document No. 0000054381-09-000052. *	by reference

Exhibit 10c
Kaman Corporation Supplemental Employees' Retirement Plan was filed as Exhibit 10c to Form 10-K on March 15, 2001, Document No. 0000054381-02-000005, and the Plan as amended was filed as Exhibit 10c to Form 10-K on March 5, 2004, Document No. 0000054381-04-000032 and as Exhibit 10.10 to Form 8-K on February 26, 2007, Document No. 0000054381-07-000015. *
by reference

Exhibit 10c(i)	Post-2004 Supplemental Employees’ Retirement Plan was filed as Exhibit 10.11 to Form 8-K on February 26, 2007, Document No. 000054381-07-000015. *	by reference

Exhibit 10c(ii)
First Amendment to Kaman Corporation Post-2004 Supplemental Employees’ Retirement Plan effective January 1, 2005 filed as Exhibit 10.1 to Form 8-K on February 28, 2008, Document No. 0000054381-08-000011.
by reference

Exhibit 10c(iii)	Second Amendment to Kaman Corporation Post-2004 Supplemental Employees’ Retirement Plan effective generally March 1, 2010. *	attached

Exhibit 10d
Kaman Corporation Amended and Restated Deferred Compensation Plan (Effective as of November 12, 2002, except where otherwise indicated) was filed as Exhibit 10d to Form 10-K, Document No. 0000054381-03-000079, filed with the Securities and Exchange Commission on March 26, 2003. Amendments to the Plan were filed as Exhibit 10d to Form 10-K, Document No. 0000054381-04-000032, filed with the Securities and Exchange Commission on March 5, 2004, and Exhibit 10(a) on Form 10-Q, Document No. 0000054381-04-000059, filed with the Securities and Exchange Commission on August 3, 2004. *
by reference

Exhibit 10d(i)	Kaman Corporation Post-2004 Deferred Compensation Plan filed as Exhibit 10.2 to Form 8-K on February 28, 2008, Document No. 0000054381-08-000011. *	by reference

Exhibit 10e(i)	Kaman Corporation Cash Bonus Plan (Amended and Restated effective as of January 1, 2008) filed as Exhibit 10e(i) to Form 10-K on February 28, 2008, Document No. 0001193125-08-041841. *	by reference

Exhibit 10g(iv)
Executive Employment Agreement between Candace A. Clark and Kaman Corporation, dated as of January 1, 2007, as amended and restated November 11, 2008 filed as Exhibit 10g(iv) to Form 10-K on February 26, 2009, Document No. 0001193805-19-000523. *
by reference

Exhibit 10g (v)
Executive Employment Agreement between Ronald M. Galla and Kaman Corporation, dated as of January 1, 2007, as amended and restated November 11, 2008 filed as Exhibit 10g(v) to Form 10-K on February 26, 2009, Document No. 0001193805-19-000523. *
by reference

Exhibit 10g (vii)
Executive Employment Agreement between T. Jack Cahill and Kaman Industrial Technologies Corporation, dated as of January 1, 2007, as amended and restated November 11, 2008 filed as Exhibit 10g(vii) to Form 10-K on February 26, 2009, Document No. 0001193805-19-000523. *
by reference

Exhibit 10g (x)
Amended and Restated Change in Control Agreement between Candace A. Clark and Kaman Corporation, dated as of January 1, 2007, as amended and restated November 11, 2008 filed as Exhibit 10g(x) to Form 10-K on February 26, 2009, Document No. 0001193805-19-000523. *
by reference

Exhibit 10g (xi)
Amended and Restated Change in Control Agreement between Ronald M. Galla and Kaman Corporation, dated as of January 1, 2007, as amended and restated November 11, 2008 filed as Exhibit 10g(xi) to Form 10-K on February 26, 2009, Document No. 0001193805-19-000523. *
by reference

Exhibit 10g (xiii)
Amended and Restated Change in Control Agreement between T. Jack Cahill and Kaman Industrial Technologies Corporation, dated as of January 1, 2007, as amended and restated November 11, 2008 filed as Exhibit 10g(xiii) to Form 10-K on February 26, 2009, Document No. 0001193805-19-000523. *
by reference

Exhibit 10g (xviii)
Executive Employment Agreement between Kaman Corporation and Neal J. Keating dated August 7, 2007 (as amended) as further amended on February 23, 2010 filed as Exhibit 10.1 to Form 8-K on February 25, 2010. *
by reference

Exhibit 10g (xix)
Change in Control Agreement between Kaman Corporation and Neal J. Keating dated August 7, 2007 (as amended) as further amended on February 23, 2010 and filed as Exhibit 10.2 to Form 8-K on February 25, 2010. *
by reference

Exhibit 10g (xx)
Executive Employment Agreement dated July 7, 2008 between Kaman Aerospace Group, Inc. and Gregory L. Steiner, as amended and restated November 11, 2008 filed as Exhibit 10g(xx) to Form 10-Q on May 11, 2009, Document No. 0000054381-09-000015. *
by reference

Exhibit 10g (xxi)
Change in Control Agreement dated July 7, 2008  between Kaman Aerospace Group, Inc. and Gregory L. Steiner, as amended and restated November 11, 2008 filed as Exhibit 10g(xxi) to Form 10-Q on May 11, 2009, Document No. 0000054381-09-000015 *
by reference

Exhibit 10g (xxii)
Executive Employment Agreement dated November 17, 2008 between Kaman Corporation and William C. Denninger and Offer Letter dated November 11, 2008 as amended on February 23, 2010 and filed as Exhibit 10.3 to Form 8-K on February 25, 2010. *
by reference

Exhibit 10g (xxiii)
Change in Control Agreement dated November 17, 2008 between Kaman Corporation and William C. Denninger dated November 12, 2008 as amended on February 23, 2010 and filed as Exhibit 10.4 to Form 8-K on February 25, 2010. *
by reference

Exhibit 10h (i)	Form of Incentive Stock Option Agreement under the Kaman Corporation 2003 Stock Incentive Plan filed as Exhibit 10h(i) to Form 10-K on February 26, 2009, Document No. 0001193805-19-000523. *	by reference

Exhibit 10h (ii)	Form of Non-Statutory Stock Option Agreement under the Kaman Corporation 2003 Stock Incentive Plan filed as Exhibit 10h(ii) to Form 10-K on February 26, 2009, Document No. 0001193805-19-000523. *	by reference

Exhibit 10h (iii)	Form of Stock Appreciation Rights Agreement under the Kaman Corporation 2003 Stock Incentive Plan filed as Exhibit 10h(iii) to Form 10-K on February 26, 2009, Document No. 0001193805-19-000523. *	by reference

Exhibit 10h (iv)	Form of Restricted Stock Agreement under the Kaman Corporation 2003 Stock Incentive Plan was filed as Exhibit 10h(iv) to Form 10-Q on August 2, 2007, Document No. 0000054381-07-000092. *	by reference

Exhibit 10h(v)
Form of Long Term Performance Award Agreement (Under the Kaman Corporation 2003 Stock Incentive Plan) was filed as Exhibit 10.2 to Form 8-K filed on November 10, 2005, Document No. 0000054381-05-000090. *
by reference

Exhibit 10h(vi)	Form of Restricted Stock Unit Agreement (Under the Kaman Corporation 2003 Stock Incentive Plan). *	attached

Exhibit 10h(vii)
Deferred Compensation Agreement between Kaman Corporation and Eileen S. Kraus dated August 8, 1995 and First Amendment dated December 8, 2005 was filed as Exhibit 10h(vii) to Form 10-K on February 27, 2006, Document No. 0000054381-06-000036. *
by reference

Exhibit 10.1
Revolving Credit Agreement between the company and  Bank of America, N.A. and The Bank of Nova Scotia, as Co-Administrative Agents and Bank of America, N.A. as Administrator and Collateral Agent, RSB Citizens, National Association, as  Syndication Agent and various Lenders was filed as Exhibit 10.1 to Form 8-K on September 18, 2009, Document No. 0000950123-09-044065.
by reference

Exhibit 10.2
Term Credit Agreement dated October 29, 2008 among Kaman Corporation, the banks listed therein, The Bank of Nova Scotia and Bank of America, N.A., as the Co-Administrative Agents for the Banks filed as Exhibit 10.1 to Form 8-K on October 30, 2008, Document No. 0000054381-08-000069 as amended and restated by an Amended and Restated Term Credit Agreement dated as of September 17, 2009 among Kaman Corporation, Bank of America, N.A. and the Bank of Nova Scotia, as the Co-Administrative Agents, Bank of America, N.A., as Administrator and Collateral Agent and various Lenders filed as Exhibit 10.2 to Form 8-K on September 18, 2009, Document No. 0000950123-09-044065.
by reference

Exhibit 14	Kaman Corporation Code of Business Conduct dated October 13, 2009.	attached

Exhibit 21	List of Subsidiaries	attached

Exhibit 23	Consent of Independent Registered Public Accounting Firm	attached

Exhibit 24	Power of attorney under which this report was signed on behalf of certain directors	attached

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934.	attached

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934.	attached

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	attached

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	attached

* Management contract or compensatory plan