Form 10-Q
period 2010-04-02
KAMAN CORP
filed 2010-05-06
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2010

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
Yes           ☐           No           ☒

At April 2, 2010, there were 25,924,853 shares of Common Stock outstanding.

Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts) (Unaudited)

	April 2, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$18,346	$18,007
Accounts receivable, net	145,010	135,423
Inventories	301,672	285,263
Deferred income taxes	24,410	23,040
Other current assets	27,131	20,870
Total current assets	516,569	482,603
Property, plant and equipment, net.	81,223	81,322
Goodwill	86,131	88,190
Other intangibles assets, net	28,488	28,684
Deferred income taxes	54,930	69,811
Other assets	17,069	22,457
Total assets	$784,410	$773,067

Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable	$1,816	$1,835
Current portion of long-term debt	5,000	5,000
Accounts payable – trade	83,640	79,309
Accrued salaries and wages	17,716	19,049
Accrued pension costs	1,105	1,105
Accrued contract losses	1,454	1,310
Advances on contracts	1,591	1,800
Current portion of amount due to Commonwealth of Australia	22,779	-
Other accruals and payables	38,608	39,204
Income taxes payable	3,139	5,458
Total current liabilities	176,848	154,070
Long-term debt, excluding current portion	81,750	56,800
Deferred income taxes	7,826	8,352
Underfunded pension	120,874	157,266
Due to Commonwealth of Australia, excluding current portion	11,783	34,067
Other long-term liabilities	52,324	49,612
Commitments and contingencies
Shareholders' equity:
Capital stock, $1 par value per share:
Preferred stock, 200,000 shares authorized; none outstanding	-	-
Common stock, 50,000,000 shares authorized, voting, 25,955,612 and 25,817,477 shares issued, respectively	25,956	25,817
Additional paid-in capital	91,832	89,624
Retained earnings	300,159	302,058
Accumulated other comprehensive income (loss)	(84,076)	(104,042)
Less 63,130 and 51,000 shares of common stock, respectively,
held in treasury, at cost	(866)	(557)
Total shareholders’ equity	333,005	312,900
Total liabilities and shareholders’ equity	$784,410	$773,067

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts) (Unaudited)

	For the Three Months Ended
	April 2, 2010	April 3, 2009

Net sales	$276,772	$294,035
Cost of sales	204,017	216,340
	72,755	77,695

Selling, general and administrative expenses	68,838	68,385
Net (gain)/loss on sale of assets	(576)	(93)
Operating income	4,493	9,403
Interest expense, net	2,054	1,445
Other (income) expense, net	(216)	(139)

Earnings before income taxes	2,655	8,097
Income tax expense	929	2,721
Net earnings	$1,726	$5,376

Net earnings per share:
Basic net earnings per share	$0.07	$0.21
Diluted net earnings per share	$0.07	$0.21
Average shares outstanding:
Basic	25,829	25,534
Diluted	26,017	25,598

Dividends declared per share	0.14	0.14

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Three Months Ended
	April 2, 2010	April 3, 2009
Cash flows from operating activities:
Net earnings	$1,726	$5,376
Adjustments to reconcile net earnings to
net cash provided by (used in) operating activities
Depreciation and amortization	4,478	3,837
Change in allowance for doubtful accounts	(206)	186
Net (gain) loss on sale of assets	(576)	(93)
Loss on Australian payable, net of gain on derivative instruments	(104)	1
Stock compensation expense	1,389	839
Excess tax expense (benefit) from share-based compensation arrangements	(131)	73
Deferred income taxes	(1,837)	(338)
Changes in assets and liabilities, excluding effects of acquisitions/divestures:
Accounts receivable	(9,224)	(13,530)
Inventories	(14,997)	1,280
Income tax receivable	-	2,382
Other current assets	341	390
Accounts payable	4,648	(3,864)
Accrued contract losses	144	36
Advances on contracts	(209)	(343)
Accrued expenses and payables	(1,974)	(3,052)
Income taxes payable	(2,243)	119
Pension liabilities	4,058	2,193
Other long-term liabilities	1,375	533
Net cash provided by (used in) operating activities	(13,342)	(3,975)

Cash flows from investing activities:
Proceeds from sale of assets	1,056	10
Expenditures for property, plant & equipment	(3,579)	(2,157)
Acquisition of businesses including earn out adjustment, net of cash received	(3,989)	(549)
Other, net	(412)	77
Cash provided by (used in) investing activities	(6,924)	(2,619)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit agreements	26,106	13,817
Debt repayment	(1,250)	(1,250)
Net change in book overdraft	(438)	607
Proceeds from exercise of employee stock plans	988	495
Dividends paid	(3,819)	(3,765)
Debt issuance costs	(43)	-
Windfall tax (expense) benefit	131	(73)
Other	(309)	(191)
Cash provided by (used in) financing activities	21,366	9,640

Net increase (decrease) in cash and cash equivalents	1,100	3,046
Effect of exchange rate changes on cash and cash equivalents	(761)	(207)
Cash and cash equivalents at beginning of period	18,007	8,161
Cash and cash equivalents at end of period	$18,346	$11,000
See accompanying notes to the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended April 2, 2010 and April 3, 2009
(Unaudited)

1. BASIS OF PRESENTATION

The December 31, 2009 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of Kaman Corporation and subsidiaries. In the opinion of management, the remainder of the condensed financial information reflects all adjustments necessary for a fair presentation of the company’s financial position, results of operations and cash flows for the interim periods presented.  All such adjustments are of a normal recurring nature, unless otherwise disclosed in this report. Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to current presentation. The statements should be read in conjunction with the consolidated financial statements and notes included in the company’s Form 10-K for the year ended December 31, 2009. The results of operations for the interim period presented are not necessarily indicative of trends or of results to be expected for the entire year. Prior period disclosures have been adjusted to reflect the change in reportable segments.

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

The company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The first quarter for 2010 and 2009 ended on April 2, 2010 and April 3, 2009, respectively.

2. RECENT ACCOUNTING STANDARDS

In September 2009, the Financial Accounting Standards Board (“FASB”) issued guidance related to revenue recognition for multiple element deliverables which eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the consideration that is attributable to items that already have been delivered. Under the new guidance, the relative selling price method is required to be used in allocating consideration between deliverables and the residual value method will no longer be permitted. This guidance is effective prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011, although early adoption is permitted. A company may elect, but will not be required, to adopt the amendments retrospectively for all prior periods. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

In January 2010, the FASB issued changes to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). These changes become effective beginning January 1, 2011. The Company has determined that these changes will not have an impact on its consolidated financial statements.

Effective January 1, 2010, the Company adopted changes issued by the FASB on January 21, 2010, to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. The changes also clarify existing disclosure requirements related to how assets and liabilities should be grouped by class and valuation techniques used for recurring and nonrecurring fair value measurements. The adoption of these changes had no impact on the consolidated financial statements.

Effective January 1, 2010, the Company adopted changes issued by the FASB on February 24, 2010, to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued, otherwise known as “subsequent events.” Specifically, these changes clarified that an entity that is required to file or furnish its financial statements with the Securities and Exchange Commission (“SEC”) is not required to disclose the date through which subsequent events have been evaluated. Other than the elimination of the disclosure of the date through which management has performed its evaluation for subsequent events, the adoption of these changes had no impact on the consolidated financial statements.

In March 2010, the FASB issued changes related to existing accounting requirements for embedded credit derivatives. Specifically, the changes clarify the scope exception regarding when embedded credit derivative features are not considered embedded derivatives subject to potential bifurcation and separate accounting. These changes become effective on July 1, 2010. The Company has determined these changes will not have an impact on its consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months ended April 2, 2010 and April 3, 2009
(Unaudited)

3. ADDITIONAL CASH FLOW INFORMATION

Cash payments for interest were $1.7 million and $1.6 million for the three months ended April 2, 2010, and April 3, 2009, respectively. Cash payments for income taxes, net of refunds, for the same periods were $4.5 million and $0.4 million, respectively.

On February 12, 2009, the Company completed the transfer of ownership of the Australian SH-2G(A) Super Seasprite Program inventory and equipment. As a result, the Company recorded a non-cash inventory acquisition of $51.7 million, which represented the elimination of $32.0 million of net unbilled receivables, the elimination of $6.1 million of accrued contract losses and the recognition of the $25.8 million minimum payment liability due to the Commonwealth of Australia.

4. ACQUISITIONS

On February 26, 2010, the Company acquired the assets of Fawick de Mexico, S.A. de C. V. (Fawick) of Mexico City, Mexico for $4.4 million. Fawick has become a part of the Industrial Distribution Segment’s Mexican subsidiary. Fawick, founded in 1965, is a distributor of fluid power and lubrication products, equipment and systems to a wide variety of industries throughout Mexico. In addition, Fawick offers value added services in the areas of pump maintenance and hydraulic and lubrication systems. Fawick had annual sales of approximately 49.9 million pesos ($3.9 million) for the year ended December 31, 2009.

This acquisition was accounted for as a purchase transaction. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the intangible assets of $1.1 million, consisting of trade name and customer relationships, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the trade name and the discounted cash flows method was utilized for the contractual relationships. The trade name will be amortized over 3 years, and the customer relationships will be amortized over 15 years, the estimated lives of the assets. Of the purchase price, $0.4 million, was allocated to goodwill.

See Note 17, Subsequent Events, for a discussion of acquisitions occurring after April 2, 2010.

5. ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following (in thousands):

	April 2,	December 31,
	2010	2009

Trade receivables	$81,706	$65,524
U.S. Government contracts:
Billed	31,600	33,784
Costs and accrued profit – not billed	7,210	7,034
Commercial and other government contracts:
Billed	25,360	30,046
Costs and accrued profit – not billed	1,680	1,442
Less allowance for doubtful accounts	(2,546)	(2,407)
Accounts receivable, net	$145,010	$135,423

Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $1.0 million and $0.9 million at April 2, 2010 and December 31, 2009, respectively. The Company records revenue associated with these matters only when recovery can be estimated reliably and realization is probable.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months ended April 2, 2010 and April 3, 2009
(Unaudited)

6. FAIR VALUE MEASUREMENTS

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

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine their fair value at the measurement date (in thousands):

	Total Carrying		Significant other	Significant
	Value at	Quoted prices in	observable	unobservable
	April 2,	active markets	inputs	inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Derivative instruments	$7,994	$-	$7,994	$-
Total Assets	$7,994	$-	$7,994	$-

Derivative instruments	$833	$-	$833	$-
Total Liabilities	$833	$-	$833	$-

	Total Carrying		Significant other	Significant
	Value at	Quoted prices in	observable	unobservable
	December 31,	active markets	inputs	inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Derivative instruments	$ 7,047	$ -	$ 7,047	$ -
Total Assets	$ 7,047	$ -	$ 7,047	$ -

Derivative instruments	$ 664	$ -	$ 664	$ -
Total Liabilities	$ 664	$ -	$ 664	$ -

The Company’s derivative instruments are limited to foreign exchange contracts and interest rate swaps that are measured at fair value using observable market inputs such as forward rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy and have been included in other current assets, other assets and other long-term liabilities on the Condensed Consolidated Balance Sheets at April 2, 2010 and December 31, 2009. Based on the continued ability to trade and enter into forward contracts and interest rate swaps, we consider the markets for our fair value instruments to be active.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that, as of April 2, 2010, such credit risks have not had an adverse impact on the fair value of these instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months ended April 2, 2010 and April 3, 2009
(Unaudited)

7. DERIVATIVE FINANCIAL INSTRUMENTS

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

Derivatives Designated as Cash Flow Hedges

The Company’s Term Loan Credit Agreement (“Term Loan”) contains floating rate obligations and is subject to interest rate fluctuations. During 2009, the Company entered into interest rate swap agreements for the purposes of hedging the eight quarterly variable-rate interest payments on its Term Loan due in 2010 and 2011. These interest rate swap agreements are designated as cash flow hedges and are intended to manage interest rate risk associated with the Company’s variable-rate borrowings and minimize the impact of interest rate fluctuations on the Company’s earnings and cash flows attributable to changes in LIBOR rates. The Company will include in earnings amounts currently included in accumulated other comprehensive income upon payment of its seven remaining quarterly variable-rate interest payments.

The Company holds forward exchange contracts designed to hedge forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on the Company’s earnings and cash flows. Some of these contracts were designated as cash flow hedges. The Company will include in earnings amounts currently included in accumulated other comprehensive income upon recognition of cost of sales related to the underlying transaction.

The following table shows the fair value of derivative instruments designated as cash flow hedging instruments (in thousands):

		Fair Value
	Balance Sheet	April 2,	December 31,	Notional
	Location	2010	2009	Amount
Derivative Liabilities
Interest rate swap contracts	Other liabilities	$833	$607	$40,000 - $43,750
Total		$833	$607

The following table shows the gain or (loss) recognized in other comprehensive income for derivatives designated as cash flow hedges (in thousands):

	For the three months ended
	April 2,	April 3,
	2010	2009

Foreign exchange contracts (a)	$-	$(104)
Foreign exchange contracts (b)	-	(1,941)
Interest rate swap contracts	(383)	(168)
Total	$(383)	$(2,213)

(a)	Forward exchange contract dedesignated on July 4, 2009. See information below for amounts recognized in the Condensed Consolidated Statements of Operations after dedesignation.
(b)	Forward exchange contract dedesignated on February 12, 2009. See information below for amounts recognized in the Condensed Consolidated Statements of Operations after dedesignation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months ended April 2, 2010 and April 3, 2009
(Unaudited)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Derivatives Designated as Cash Flow Hedges – continued

During the three months ended April 2, 2010 and April 3, 2009, the loss reclassified to income from other comprehensive income for derivative instruments designated as cash flow hedges was not material. Over the next twelve months, the Company does not expect the amount related to cash flow hedges reclassified to income from other comprehensive income will be material.

During the three months ended April 3, 2009, the gain recorded in other income for the ineffective portion of derivative instruments designated as cash flow hedges was not material. No such amounts were recorded for the three months ended April 2, 2010.

Derivatives Not Designated as Hedging Instruments

The following table shows the fair value of derivative instruments not designated as hedging instruments (in thousands):

		Fair Value
	Balance Sheet	April 2,	December 31,	Notional
	Location	2010	2009	Amount
Derivative Assets
Foreign exchange contracts	Other current assets	$-	$16	$135
Foreign exchange contracts	Other current assets	14	72	187 Euro
Foreign exchange contracts	Other current assets / Other assets	7,980	6,959	36,516 Australian Dollars
Total		$7,994	$7,047

Derivative Liabilities
Foreign exchange contracts	Other current liabilities	$-	$57	$1,900
Total		$-	$57

On February 12, 2009, the Company dedesignated the forward contract it had entered into to hedge $36.5 million (AUD) of its $39.5 million (AUD) future minimum required payments to the Commonwealth of Australia. At April 2, 2010, the U.S. dollar value of the $36.5 million (AUD) payable was $33.6 million.

On July 4, 2009, the Company dedesignated the forward contract it had entered into to hedge future Euro obligations, due to a change in the timing of those payments.

The following table shows the location and amount of the gain (loss) recognized on the Condensed Consolidated Statements of Operations for derivatives not designated as hedge instruments (in thousands):

		For the three months ended
	Statement of Operations	April 2,	April 3,
	Location	2010	2009
Derivative Assets
Foreign exchange contracts	Other expense, net	$(39)	$-
Foreign exchange contracts (a)	Other expense, net	1,021	2,025
Foreign exchange contracts	Other expense, net	5	-
Total		$987	$2,025

Derivative Liabilities
Foreign exchange contracts	Other expense, net	$(59)	$-
Total		$(59)	$-

(a)
For the three months ended April 2, 2010, the Company recorded expense of $0.8 million to other expense related to the change in the value of the previously hedged $36.5 million (AUD) payable. For the three months ended April 3, 2009, the Company recorded expense of $2.3 million to other expense related to the change in the value of the previously hedged $36.5 million (AUD) payable.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months ended April 2, 2010 and April 3, 2009
(Unaudited)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Hedges of a Net Investment in Foreign Operations

Prior to 2010, the Company maintained an approximately $7.6 million Euro note, part of the revolving credit facility, which qualified and had been designated as an effective hedge against the Company’s investment in its German subsidiary (RWG).  This loan was repaid during the fourth quarter of 2009.

The following table shows the amount of the cumulative translation (loss) associated with the Euro note recorded in other comprehensive income (in thousands):

		For the three months ended
		April 2,	April 3,
	Location	2010	2009

Euro note	Cumulative Translation Adjustment	$-	$(212)
Total		$-	$(212)

The Company did not reclassify any amounts from other comprehensive income to earnings during the three months ended April 2, 2010 or April 3, 2009. Over the next twelve months, the Company does not expect to reclassify any amounts related to the Euro note from other comprehensive income.

8. INVENTORIES

Inventories consist of the following (in thousands):

	April 2,	December 31,
	2010	2009

Merchandise for resale	$96,622	$95,904
Contracts and other work in process	185,048	170,742
Finished goods (including certain general stock materials)	20,002	18,617
Total	$301,672	$285,263

K-MAX® inventory of $24.7 million and $24.6 million as of April 2, 2010 and December 31, 2009, respectively, is included in other work in process and finished goods. Management believes that a significant portion of this K-MAX inventory will be sold after April 2, 2011, based upon the anticipation of supporting the fleet for the foreseeable future.

Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $10.8 million and $11.4 million at April 2, 2010 and December 31, 2009, respectively. The Company records revenue associated with these matters only when recovery can be estimated reliably and realization is probable.

SH-2G(I) inventory, formerly SH-2G(A), of $54.4 million and $55.0 million at April 2, 2010 and December 31, 2009, respectively, is included in contracts and other work in process inventory. Management believes that a significant portion of this inventory will be sold after April 2, 2011, based upon the time needed to market the aircraft and prepare them for sale. For more information on the SH-2G(I) inventory see Note 11, Commitments and Contingencies.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months ended April 2, 2010 and April 3, 2009
(Unaudited)

9. ENVIRONMENTAL COSTS

The following table displays the activity and balances associated with accruals related to environmental costs included in other accruals and payables and other long-term liabilities (in thousands):

Balance at December 31, 2009	$15,606
Additions to accrual	180
Payments	(393)
Changes in foreign currency	(128)
Balance at April 2, 2010	$15,265

For further discussion of these matters see Note 11, Commitments and Contingencies.

10. PENSION PLANS

Components of net pension cost for the Qualified Pension Plan and Supplemental Employees’ Retirement Plan (SERP) are as follows (in thousands):

	Qualified Pension Plan		SERP
	For the three months ended		For the three months ended
	April 2,	April 3,	April 2,	April 3,
	2010	2009	2010	2009

Service cost for benefits earned	$3,270	$3,400	$89	$108
Interest cost on projected
benefit obligation	7,550	7,547	220	248
Expected return on plan assets	(8,064)	(7,749)	-	-
Effect of curtailment	221	-	-	-
Net amortization and deferral	1,001	777	76	(171)
Net pension cost	$3,978	$3,975	$385	$185

The Company expects to contribute $10.7 million to the Qualified Pension Plan and $0.9 million to the SERP for the 2010 plan year. For the 2009 plan year, the Company made contributions of $10.9 million to the qualified plan and $5.7 million to the SERP. On February 23, 2010, the Company’s Board of Directors approved an amendment to the Qualified Pension Plan that, among other things, closes the Qualified Pension Plan to all new hires on or after March 1, 2010 and changes the benefit calculation for existing employees related to pay and years of service. Specifically, changes in pay will be taken into account for benefit calculation purposes until the end of calendar year 2010, the benefit formula will be improved to use the highest five years out of the last ten years of service up to December 31, 2010, whether consecutive or not, and years of service will continue to be added for purposes of the benefit calculations through December 31, 2015, with no further accrual of benefits for service thereafter except for vesting purposes. The changes to the Qualified Pension Plan resulted in a net curtailment loss of $0.2 million, a $25.2 million reduction of accumulated other comprehensive loss and a $15.5 million decrease of deferred tax assets on the Company’s Condensed Consolidated Balance Sheet.

The following table shows the change in the Company’s pension liability from December 31, 2009:

Balance at December 31, 2009	$157,266
Remeasurement	1,568
Additions to liability	2,756
Effect of curtailment	(40,716)
Balance at April 2, 2010	$120,874

On February 23, 2010, the Company’s Board of Directors also authorized certain enhancements to the Company’s Defined Contribution Plan including, among other things, an increase in employer matching contributions made to the plan based on each participant’s pre-tax contributions. The enhancements will become effective January 1, 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months ended April 2, 2010 and April 3, 2009
(Unaudited)

10. PENSION PLANS (Continued)

On February 23, 2010, the Company's Board of Directors also approved an amendment to the Supplemental Employee Retirement Plan ("SERP"). The SERP amendment contains the changes necessary for the SERP to be consistent with the pension plan amendment except that the SERP already provides for the use of non-consecutive years of service for benefit calculation purposes and there is no provision needed regarding limitations on future participation because executives must be approved for SERP participation by the Board's Personnel & Compensation Committee (the "Committee") and the Board of Directors. The Committee and the Board will not approve new participants to the SERP on or after March 1, 2010.  The changes to the SERP did not have a material impact on the Company's results for the period ended April 2, 2010.

11. COMMITMENTS AND CONTINGENCIES

Legal Matters

Two warranty matters continue to impact the FMU-143 program at the Aerospace segment’s Orlando facility (“Orlando Facility”). The items involved are an impact switch embedded in certain bomb fuzes that was recalled by a supplier and an incorrect version of a part, called a bellows motor, found to be contained in bomb fuzes manufactured for the U.S. Army utilizing systems which originated before the Orlando Facility was acquired by the Company. The U.S. Army Sustainment Command (“USASC”), the procurement agency that administers the FMU-143 contract, had authorized warranty rework for the bellows motor matter in late 2004/early 2005; however, the Company was not permitted to finish the rework due to issues raised by the USASC primarily related to administrative matters and requests for verification of the accuracy of test equipment (which accuracy was subsequently verified).

In late 2006, the USASC informed the Company that it was changing its remedy under the contract from performance of warranty rework to an "equitable adjustment" to the contract price. The Company responded, explaining its view that it had complied with contract requirements. In June 2007, the USASC affirmed its position and gave instructions for disposition of the subject fuzes, including both the impact switch and bellows motor-related items, to a Navy facility and the Company complied with that direction. By letter dated July 16, 2009, USASC informed the Company that it demands payment of $9.8 million under the contract related to warranty rework. In November 2009, the United States Government (“USG”) also instituted suit, alleging liability associated with this matter, including specific claims of about $6.0 million (treble damages) in connection with allegedly "false claims" by the Company for payment for fuzes containing the incorrect version of the part and $3.0 million in connection with rework. The Company believes that all these allegations are unfounded and it is defending itself vigorously. At April 2, 2010, the Company had no amount accrued for this demand.

As reported previously, a separate contract dispute between the Orlando Facility and the USASC relative to the FMU-143 fuze program is now in litigation. The USASC has basically alleged the existence of latent defects in certain fuzes due to unauthorized rework during production and has sought to revoke its acceptance. Management believes that the Orlando Facility has performed in accordance with the contract and it is the government that has materially breached its terms in several ways; as a result, during the fourth quarter of 2007, the Company cancelled the contract and, in January 2008, commenced litigation before the Armed Services Board of Contract Appeals (the “Board”) requesting a declaratory judgment that the cancellation was proper. Shortly thereafter, the USASC notified the Company that it was terminating the contract for default, making the allegations noted above, and the Company filed a second complaint with the Board appealing that termination decision.  The litigation process continues. In the same July 2009 letter referenced above, USASC also demanded a repayment by the Company of $5.7 million for these alleged latent defects. The Company also contests this demand and has filed an appeal before the Board. At April 2, 2010, the Company had no amount accrued for these matters as it believes that the likelihood of an adverse outcome to this litigation is remote.

Other Matters

Revenue Sharing Agreement with the Commonwealth of Australia

The Company is actively engaged in efforts to resell the former Australia SH-2G(A) aircraft (now designated the SH-2G(I)), spare parts and equipment to other potential customers. Pursuant to the terms of its revenue share agreement with the Commonwealth of Australia, the Company will share all proceeds from the resale of the aircraft, spare parts, and equipment with the Commonwealth on a predetermined basis, and total payments of at least $39.5 million (AUD) must be made to the Commonwealth regardless of sales, of which at least $26.7 million (AUD) must be paid by March 2011. To the extent that cumulative payments have not yet reached $39.5 million (AUD), additional payments of $6.4 million (AUD) each must be paid in March of 2012 and 2013. In late 2008, the Company entered into foreign currency exchange contracts that limit the foreign currency risks associated with these required payments. These contracts will enable the Company to purchase $36.5 million (AUD) for $23.7 million. See Note 7, Derivative Financial Instruments, for further discussion of these instruments. In addition, to secure these payments, the Company has provided the Commonwealth with a $39.5 million (AUD) unconditional letter of credit, which is being reduced as such payments are made. Through April 2, 2010, the Company had made required payments of $1.9 million (AUD). As of that date, the U.S. dollar value of the remaining $37.6 million (AUD) required payment was $34.6 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months ended April 2, 2010 and April 3, 2009
(Unaudited)

11. COMMITMENTS AND CONTINGENCIES (Continued)

Other Matters – Continued

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

Bloomfield

In connection with the 2008 purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR, the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and continues the effort to define the scope of the remediation that will be required by the CTDEP. The assumed environmental liability of $10.3 million was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $2.4 million. A portion ($1.2 million) of the accrual related to this property is included in other accruals and payables and the balance is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

United Kingdom

In connection with the purchase of U.K. Composites, the Company accrued, at the time of acquisition, £1.6 million for environmental compliance at the facilities. The total amount paid to date in connection with these environmental remediation activities is £0.2 million. The U.S. dollar equivalent of the remaining environmental compliance liability as of April 2, 2010, is $2.2 million, which is included in other accruals and payables. The Company continues to assess the work that may be required, which may result in a change to this accrual. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months ended April 2, 2010 and April 3, 2009
(Unaudited)

11. COMMITMENTS AND CONTINGENCIES (Continued)

Other Matters – Continued

United Kingdom - continued

In December 2008, a workplace accident occurred at one of the Company’s U.K. Composites facilities in which one employee died and another was seriously injured. In accordance with U.K. law, the matter was the subject of an investigation carried out jointly by Lancashire Police and the Health and Safety Executive (“HSE”) to determine whether criminal charges were appropriate in this case.  The police investigation has ended with no recommendation of criminal charges, and subsequently, in April 2010, an inquest was conducted by the regional Coroner (which is customary in cases where the local police have not sought prosecution). The inquest resulted in a finding that the employee’s death was accidental and therefore no criminal charges are expected against either the local operation or any of its employees. The Company now expects that the HSE will conduct proceedings under U.K. Health and Safety legislation. The Company currently estimates that the total potential financial exposure of the U.K. Composites operation with respect to these government proceedings is not likely to be material to our consolidated financial statements.

12. COMPUTATION OF EARNINGS PER SHARE

The computation of basic earnings per share is based on net earnings divided by the weighted average number of shares of common stock outstanding for each year. The computation of diluted earnings per share includes the common stock equivalency of dilutive options and unvested restricted stock awards granted to employees under the Stock Incentive Plan.

	For the three months ended
	April 2,	April 3,
	2010	2009
	(in thousands, except per share amount)

Net earnings	$1,726	$5,376

Basic:
Weighted average basic shares outstanding	25,829	25,534
Basic earnings per share	$0.07	$0.21

Diluted:
Weighted average basic shares outstanding	25,829	25,534
Weighted average shares issuable on exercise of
dilutive stock options	188	64
Weighted average diluted shares outstanding	26,017	25,598

Diluted earnings per share	$0.07	$0.21

Excluded from the diluted earnings per share calculation are 519,382 and 673,421 anti-dilutive shares granted to employees, for the three months ended April 2, 2010 and April 3, 2009, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months ended April 2, 2010 and April 3, 2009
(Unaudited)

13. SHARE-BASED ARRANGEMENTS

Plan Amendments

Effective October 13, 2009, the Company’s Board of Directors amended the 2003 Stock Incentive Plan (the “2003 Plan”). In general, the amendment increased the total number of shares of common stock available for issuance by 2,000,000. The October 13, 2009 amendment also added Restricted Stock Units (“RSU’s”) to the potential awards that can be made under the 2003 Plan. On February 23, 2010, the 2003 Plan was further amended to clarify the definition of persons eligible to receive awards. On April 5, 2010, the 2003 Plan was further amended to reduce from 2,000,000 to 950,000 the increase in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2003 Plan. Effective October 13, 2009, the Company’s Board of Directors amended the Employees Stock Purchase Plan (“ESPP”). In general, the amendment increased the total number of shares of common stock that may be purchased by participating employees by 500,000. On April 5, 2010, the ESPP was further amended to expressly provide that the maximum duration of the “offering periods” contemplated by the ESPP shall not exceed twenty-seven (27) months, which is consistent with the Company’s current practice.

These amendments were subject to shareholder approval, which was received at the Company’s 2010 annual shareholders’ meeting.

Stock Plan Activity

The following table summarizes share-based compensation expense recorded during each period presented (in thousands):

	For the three months ended
	April 2,	April 3,
	2010	2009
Stock options	$561	$417
Restricted stock awards	730	452
Stock appreciation rights	31	(86)
Employee stock purchase plan	67	56
Total share-based compensation	$1,389	$839

Stock option activity was as follows:

	For the three months ended
	April 2, 2010
	Stock Options	Weighted-average exercise price
Stock Options outstanding at beginning of period	889,876	$18.50
Granted	231,300	26.07
Exercised	(33,645)	14.06
Forfeited or expired	(7,500)	10.31
Stock Options outstanding at April 2, 2010	1,080,031	$20.31

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months ended April 2, 2010 and April 3, 2009
(Unaudited)

13. SHARE-BASED ARRANGEMENTS (Continued)

Stock Plan Activity – continued

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	For the three months ended
	April 2,	April 3,
	2010	2009
Expected option term	6.5 years	6.5 years
Expected volatility	46.1%	47.7%
Risk-free interest rate	3.2%	2.0%
Expected dividend yield	3.3%	2.2%
Per share fair value of options granted	$9.28	$6.43

Restricted Stock activity was as follows:

	For the three months ended
	April 2, 2010
	Restricted Stock Awards	Weighted-average grant date fair value
Restricted Stock outstanding at beginning of period	270,288	$21.80
Granted	86,580	26.07
Vested	(38,862)	21.04
Forfeited or expired	(339)	23.69
Restricted Stock outstanding at April 2, 2010	317,667	$23.06

Stock Appreciation Rights activity was as follows:

	For the three months ended
	April 2, 2010
	Stock Appreciation Rights (SAR)	Weighted-average exercise price
SARs outstanding at beginning of period	21,700	$10.66
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
SARs outstanding at April 2, 2010	21,700	$10.66

No cash was paid to settle stock appreciation rights (at intrinsic value) during the three months ended April 2, 2010.  Total cash paid to settle stock appreciation rights (at intrinsic value) during the three months ended April 3, 2009, was $0.1 million. The liability related to SARs outstanding is adjusted on a quarterly basis using the Black-Scholes valuation model.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months ended April 2, 2010 and April 3, 2009
(Unaudited)

14. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company for the period ended April 2, 2010 (in thousands):

	Balance at			Foreign	Balance at
	December 31,			Currency	April 2,
	2009	Additions	Impairments	Adjustments	2010

Industrial Distribution	$15,423	$375	$-	$39	$15,837
Aerospace	72,767	-	-	(2,473)	70,294
Total	$88,190	$375	$-	$(2,434)	$86,131

Other Intangible Assets

Other intangible assets consisted of:

		At April 2,		At December 31,
		2010		2009
	Amortization	Gross	Accumulated	Gross	Accumulated
	Period	Amount	Amortization	Amount	Amortization
In thousands
Other intangible assets:
Customer lists / relationships	10-21 years	$30,859	$(2,858)	$30,652	$(2,559)
Trademarks / trade names	2-7 years	972	(698)	987	(627)
Patents	17 years	650	(437)	669	(438)
Total		$32,481	$(3,993)	$32,308	$(3,624)

The increase in the gross balance of the Company’s intangible assets at April 2, 2010 as compared to December 31, 2009 is due to the addition of intangible assets related to the acquisition of Fawick and offset by fluctuations in foreign currencies. See Note 4, Acquisitions, for further discussion of the first quarter 2010 acquisition and Note 17, Subsequent Events, for a discussion of acquisitions occurring after April 2, 2010.

Other

During the first quarter of 2010, the Company was informally notified by a customer of its intent to terminate a contract that had been obtained in one its aerospace acquisitions. If this contract were to be formally terminated, the Company believes it would be a termination for convenience of the customer.  The Company has not been directed to stop work and it continues to perform under the contract. Management is currently in discussions with this customer regarding a plan to continue this work. Should this contract be terminated, the Company would be required to perform a test for impairment of the tangible and intangible assets associated with this customer. This could result in the Company recording a non-cash impairment charge in the period of contract termination.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months ended April 2, 2010 and April 3, 2009
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

	For the three months ended
	April 2,	April 3,
	2010	2009
Net sales:
Industrial Distribution	$179,259	$176,906
Aerospace	97,513	117,129
Net sales	$276,772	$294,035

Operating income:
Industrial Distribution	$4,812	$2,779
Aerospace	9,633	15,297
Net gain (loss) on sale of assets	576	93
Corporate expense	(10,528)	(8,766)
Operating income	4,493	9,403

Interest expense, net	2,054	1,445
Other expense, net	(216)	(139)

Earnings before income taxes	2,655	8,097
Income tax expense	929	2,721
Net earnings	$1,726	$5,376

16. SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Changes in shareholders’ equity for the three months ended April 2, 2010, were as follows (in thousands):

Balance at December 31, 2009	$312,900
Net earnings	1,726
Change in pension & post-retirement benefit plans, net	25,096
Foreign currency translation adjustment, net	(4,969)
Unrealized gain (loss) on derivative instruments, net	(161)
Dividends declared	(3,624)
Employee stock plans and related tax benefit	679
Share-based compensation activity	1,358
Balance at April 2, 2010	$333,005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months ended April 2, 2010 and April 3, 2009
(Unaudited)

16. SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Continued)

Total comprehensive income (loss) is shown below (in thousands):

	For the three months ended
	April 2,	April 3,
	2010	2009

Net income	$1,726	$5,376
Change in pension and post-retirement benefit plans,
net of tax of expense of $15,386 and $225, respectively	25,096	367
Foreign currency translation adjustment, net of tax
benefit of $0 and tax expense of $81, respectively	(4,969)	102
Unrealized gain (loss) on derivative instrument,
net of tax benefit of $99 and $853, respectively	(161)	(899)
Total comprehensive income	$21,692	$4,946

Amounts reclassified from other comprehensive income into net income for changes in pension and post-retirement benefit plans were $1.1 million and $0.6 million for the three months ended April 2, 2010 and April 3, 2009, respectively.

During the three months ended April 2, 2010 and April 3, 2009, the income reclassified from other comprehensive income for derivative instruments was not material.

The components of accumulated other comprehensive income (loss) are shown below (in thousands):

	As of
	April 2,	December 31,
	2010	2009

Changes in pension and post-retirement benefit plans	$(63,791)	$(88,887)
Foreign currency translation adjustment	(19,787)	(14,818)
Unrealized gain (loss) on derivative instruments	(498)	(337)
Accumulated other comprehensive income (loss)	$(84,076)	$(104,042)

17. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. The following subsequent events were identified that required disclosure.

On April 5, 2010, the Company acquired Allied Bearings Supply Company (“Allied”) of Tulsa, Oklahoma for $15.0 million. Allied has become part of the Company’s Industrial Distribution segment. Allied, founded in 1934, is a distributor of bearings, power transmission, material handling, and industrial supplies to such diverse markets as the oil, gas, refinery, drilling equipment, steel, cement, paper, and food industries. In addition to Tulsa, Allied also has branches in Oklahoma City, Pryor, Ponca City, Ardmore and Muskogee, Oklahoma; Fort Smith, Arkansas; and Houston, Texas. Allied had annual sales of approximately $22 million in the fiscal year ended October 31, 2009.

On April 30, 2010, the Company acquired Minarik Corporation (“Minarik”) of Glendale, California for $39.0 million. Minarik has become part of the Company’s Industrial Distribution segment. Minarik, founded in 1952, is a national distributor of motion control and automation products and has one of the most complete offerings in the industry including many of the leading brands of sensors, drives, motors and automation control products serving U.S. manufacturers.  Headquartered in Glendale, California, Minarik operates from sixteen branch locations in most of the major markets in the U.S.  Minarik had annual sales of approximately $84 million for the year ended December 31, 2009.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide readers of our consolidated financial statements with the perspectives of management. The MD&A presents in narrative form information regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results. This will allow our shareholders to obtain a comprehensive understanding of our businesses, strategies, current trends and future prospects. Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in our 2009 Form 10-K.

OVERVIEW OF BUSINESS

Kaman Corporation is composed of two business segments:
•	Industrial Distribution, the third largest power transmission/motion control industrial distributor in North America.
•	Aerospace, a manufacturer and subcontractor in the international, commercial and military aerospace markets.

The following is a summary of our financial performance and recap of key events that occurred during the three months ended April 2, 2010:

•	Net sales decreased 5.9% for the three months ended April 2, 2010 compared to the comparable period in the prior year.
•	Net earnings decreased 67.9% for the three months ended April 2, 2010 compared to the comparable period in the prior year.
•	Diluted earnings per share declined to $0.07 for the three months ended April 2, 2010, a decrease of 66.7%, compared to the comparable period in the prior year.
•	Cash flows used in operating activities were $13.3 million for the three months ended April 2, 2010, an increase of $9.4 million when compared to the comparable period in the prior year.
•
During the first quarter we were awarded Option 7 of the Joint Programmable Fuze (“JPF”) program. The total value of the award is approximately $45.5 million and deliveries are expected to begin in 2011.

•
In January, the Unmanned K-MAX® helicopter successfully completed its demonstration for the U.S. Marine Corps. The demonstration showed the ability of the Unmanned K-MAX® helicopter to deliver cargo to troops in extreme environments and at high altitudes.

•	On February 26, 2010, the Company acquired Fawick de Mexico, S.A. de C. V. (Fawick) of Mexico City, Mexico for $4.4 million.
•	Our Industrial Distribution segment experienced year over year sales growth, while improving its profit margins.
•
During the first quarter we experienced issues with supplied components on our JPF program, similar to those encountered during the fourth quarter of 2009. As a result, the production of the JPF was halted, which impacted first quarter 2010 sales by approximately $25 million.

Additionally, on April 5, 2010, the Company acquired Allied Bearings Supply Company (“Allied”) of Tulsa, Oklahoma for $15.0 million and on April 30, 2010, Minarik Corporation (“Minarik”) of Glendale, California for $39.0 million.

CONSOLIDATED RESULTS OF OPERATIONS

Net Sales

	For the three months ended
	April 2,	April 3,
	2010	2009
	(in thousands)
Net Sales	$276,772	$294,035
$ change	(17,263)	8,254
% change	-5.9%	2.9%

The decrease in net sales for the three months ended April 2, 2010 versus the comparable period in 2009 was attributable to a decline in sales at our Aerospace segment. This decrease was offset by an increase in organic sales at our Industrial Distribution segment and favorable foreign currency exchange rates.  The impact of favorable foreign currency exchange rates on sales for the three months ended April 2, 2010 was $2.1 million, or 0.7%.

Gross Profit

	For the three months ended
	April 2,	April 3,
	2010	2009
	(in thousands)
Gross Profit	$72,755	$77,695
$ change	(4,940)	1,104
% change	-6.4%	1.4%
% of net sales	26.3%	26.4%

Gross profit decreased for the three months ended April 2, 2010 versus the comparable period in 2009 primarily due to organic decreases in gross profit at our Aerospace segment, partially offset by an increase in gross profit at our Industrial Distribution segment. The decrease in gross profit at our Aerospace segment was due to decreased sales volume related to our bearing product lines for the commercial and regional / business jet markets and the absence of gross profit related to the supply chain issues experienced on our JPF program. The increase in gross profit at Industrial Distribution was primarily a result of higher sales volume compared to the prior year.

Selling, General & Administrative Expenses (S,G&A)

	For the three months ended
	April 2,	April 3,
	2010	2009
	(in thousands)
S,G and A	$68,838	$68,385
$ change	453	5,687
% change	0.7%	9.1%
% of net sales	24.9%	23.3%

S,G&A was relatively flat for the three months ended April 2, 2010 versus the comparable period in 2009 as increases in our Corporate expenses were offset to a large extent by a reduction in expenses at our Industrial Distribution segment, as discussed below in, Segment Results of Operations and Financial Condition – Industrial Distribution Segment. The increase in Corporate expense was due to $0.8 million in acquisition related costs and an increase in pension and other incentive compensation expense. These increases were partially offset by a decrease in group health insurance expense. We expect our 2010 Corporate expenses, including due diligence costs associated with potential acquistions, to be in the range of $9.0 million to $10.0 million per quarter.

Operating Income

	For the three months ended
	April 2,	April 3,
	2010	2009
	(in thousands)
Operating Income	$4,493	$9,403
$ change	(4,910)	(4,380)
% change	-52.2%	-31.8%
% of net sales	1.6%	3.2%

The decrease in operating income for the three months ended April 2, 2010 versus the same period in 2009 was primarily driven by a significant decrease in operating income at our Aerospace segment, offset slightly by the increase in operating income at our Industrial Distribution segment.  See segment discussion below for additional information.

Interest Expense, Net

	For the three months ended
	April 2,	April 3,
	2010	2009
	(in thousands)
Interest Expense, net	$2,054	$1,445

Net interest expense generally consists of interest charged on the revolving credit facility and other borrowings offset by interest income. The increase in net interest expense for the three months ended April 2, 2010 versus the comparable period in 2009 was primarily due to higher interest rates on amounts outstanding under our revolving credit agreement and higher amortization of capitalized fees, offset by lower average borrowings during the period. For the full year, we anticipate interest expense to increase by approximately $5.0 million when compared to 2009.

Effective Income Tax Rate

	For the three months ended
	April 2,	April 3,
	2010	2009
	(in thousands)
Effective Income Tax Rate	35.0%	33.6%

The effective tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the year. We anticipate the annualized effective tax rate in 2010 will be approximately 35%.

Other Matters

Information regarding our various environmental remediation activities and the December 2008 workplace accident that occurred at one of our UK Composites’ facilities and associated accruals can be found in Note 11, Commitment and Contingencies, in the Notes to the Condensed Consolidated Financial Statements.

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

During the first quarter of 2010 we started to see an increase in sales, experiencing our first year over year sales growth since 2008. While certain markets and products are seeing improved performance, others have yet to begin a return to normalized levels. Due to the sales growth experienced in the quarter, we were able to increase our operating margin to 2.7% from 1.6%. This increase is due to the measured and appropriate cost reductions undertaken during 2009, and was achieved in the face of increased pressure on pricing. We will continue to focus on the underlying fundamentals of our business with an emphasis on cost reduction, margin improvements, and gaining market share. For the full year 2010 we now anticipate organic sales growth to be 6-8%, with sales, inclusive of completed acquisitions, to be $765 million to $785 million. We expect further improvements throughout the year and anticipate operating margin to be 2.8-3.2%.

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

In recent years, we have worked to increase market share in several less cyclical markets including the food and beverage, coal mining and energy industries. We are also expanding our presence in the power generation and utilities markets, two other less cyclical industries. We have been successful in this endeavor, as evidenced by our national account wins, and continue to target these industries. The acquisitions completed so far in 2010 are a positive step toward expanding our presence in a variety of markets.  We continue to build our government business group to service our 5-year contract with the General Services Administration Center for Facilities Maintenance and Hardware (“GSA”). This contract allows us to supply government agencies with Maintenance, Repair and Operations (“MRO”) organizations products from our major product categories. The first of these contracts was awarded to us during 2009. This business group has not yet become a meaningful part of our business.

Results of Operations

	For the three months ended
	April 2,	April 3,
	2010	2009
	(in thousands)
Net sales	$179,259	$176,906
$ change	2,353	(5,259)
% change	1.3%	-2.9%

Operating income	$4,812	$2,779
$ change	2,033	(6,294)
% change	73.2%	-69.4%
% of net sales	2.7%	1.6%

Net sales for the three months ended April 2, 2010 increased versus the comparable period in 2009. This increase was due to a significant increase in sales volume to OEM customers and a favorable foreign currency exchange rate which impacted sales by $1.2 million. When measured on a same day sales basis, the increase was 2.9% for the three months ended April 2, 2010 when compared to the comparable period in the prior year. Net sales contributed by the acquisition of Fawick were not material during the period.

Operating income increased for the three months ended April 2, 2010 versus the comparable period in 2009 primarily due to the increase in sales volume and the resulting impact on our ability to leverage operating costs as well as the absence of $0.5 million in costs associated with the reduction in force that occurred during the three months ended April 3, 2009. Additionally, operating income was impacted by improved gross margin rates and reduced operating expenses resulting from the steps taken by management to reduce operating costs in the prior year.

Aerospace Segment

Outlook

During 2009, the Aerospace segment was successful in improving its operating performance in a difficult economic environment.  For 2010, we anticipate operating margin of 15.5-16.5%; however, we anticipate 2010 sales to be relatively flat compared to 2009. We anticipate that our higher margin aerospace bearing product lines will continue to see weakness in the commercial markets with the military markets relatively consistent with 2009. The impact of the downturn in the commercial aerospace market upon the segment has been mitigated, to an extent, by our existing military work which represents approximately 70% of total Aerospace sales. We continue to focus on gross profit improvements on our current programs with the potential for increased sales and profitability through sales of the SH-2G(I) inventory and related equipment.

Our Strategy

Our strategy for the Aerospace segment is to expand our global market position in military and commercial markets, while maintaining leadership in product technical performance and application engineering support, and continuing to concentrate on lean manufacturing techniques and lead time reduction.

Results of Operations

	For the three months ended
	April 2,	April 3,
	2010	2009
	(in thousands)
Net sales	$97,513	$117,129
$ change	(19,616)	13,513
% change	-16.7%	13.0%

Operating income	$9,633	$15,297
$ change	(5,664)	681
% change	-37.0%	4.7%
% of net sales	9.9%	13.1%

Backlog	$468,248	$506,212

Net sales decreased for the three months ended April 2, 2010 versus the comparable period in 2009 due to a decline in sales of our bearings products for commercial markets, including business and regional jets, and military platforms, a decrease in sales related to our JPF program due to supply chain issues encountered during the quarter, discussed below, and a reduction in sales for work performed under the Egypt SH-2G(E) upgrade program. These decreases were partially offset by increased sales of spares to New Zealand to support their helicopter fleet, increased sales related to our blade erosion coating programs, sales related to the initial deliveries under the Bell Helicopter program and the impact of a favorable change in foreign currency exchange rates which impacted sales by $0.9 million.

Operating income decreased for the three months ended April 2, 2010 versus the comparable period in 2009 due to reduced gross profit generated by our bearings products resulting from the decreased sales volume noted above, the absence of gross profit resulting from the first quarter delay in sales on our JPF program and additional losses recorded on the Sikorsky Canadian MH-92 helicopter program, as discussed below. These decreases were partially offset by increased sales and higher gross profit on Boeing military work.

Major Programs/Product Lines

Military Markets

A-10

In 2008, the segment signed a five-year requirements contract with Boeing for the production of wing control surfaces (inboard and outboard flaps, slats and deceleron assemblies) for the U.S. Air Force’s A-10 fleet, with initial deliveries scheduled to begin in the second quarter of 2010.  Full rate production is expected to begin in 2011 with an average of approximately 47 ship sets per year through 2015.  During the first quarter of 2010 we received additional work which increases this multiyear program’s potential value to in excess of $110 million; however, annual quantities will vary, as they are dependent upon the orders Boeing receives from the U.S. Air Force (“USAF”).

Bearings

Our bearings products are included on military platforms manufactured in North America and Europe. These products are used as original equipment and/or specified as replacement parts by the manufacturers. The most significant portion of our sales is derived from U.S. military platforms, such as the AH-64, C-17 and F/A-18 aircraft, and sales in Europe for the Typhoon program. These products are primarily proprietary self-lubricating, ball and roller bearings for aircraft flight controls, turbine engines, and landing gear and driveline couplings for helicopters.

BLACKHAWK

The Sikorsky BLACKHAWK helicopter cockpit program involves the manufacture of cockpits including the installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines, and the composite structure that holds the windscreen for most models of the BLACKHAWK helicopter. Orders placed to date for this program total 630 cockpits. The total potential value of this program is at least $250 million, with deliveries on current orders continuing through 2010. Through April 2, 2010, a total of 477 cockpits have been delivered under this contract. We expect 2010 production levels to be slightly lower than those experienced in 2009 due to a reduction in orders received from Sikorsky.

The segment also performs additional subcontract work involving fuselage joining and installation tasks, blade erosion coating and the production of certain mechanical subassemblies for this helicopter program.

C-17

The segment continues production of structural wing subassemblies for the Boeing C-17. We received orders in 2008 for an additional 30 ship sets which will extend our work on this program through 2010.  In addition, we believe that based on current discussion this work will continue through 2011.

Egypt SH-2G(E)

The segment continues work under a program for depot level maintenance and upgrades for nine Kaman SH-2G(E) helicopters originally delivered to the Egyptian government during the 1990s. Through April 2, 2010, we are on contract for $18.6 million of work related to maintenance and upgrades. This program has a current contract value of approximately $53.9 million.

FMU-152 – Joint Programmable Fuze (“JPF”)

We manufacture the JPF, an electro-mechanical bomb safing and arming device, which allows the settings of a weapon to be programmed in flight. During 2009 we entered into a contract modification with the USG for the award of Options 6, 7 and 8 under the company's multi-option JPF contract. The modification provides increased unit prices and quantities for the next three option buys upon exercise and updates the original contract negotiated in 1997. The total value of the Option 6 award is approximately $59 million and deliveries are expected to begin in the second quarter of 2010. During the first quarter of 2010, we were awarded Option 7, with a total value of approximately $45.5 million.

The total value of JPF contracts awarded by the USG from inception of the program through April 2, 2010 is $301.5 million. This value primarily consists of Options 1 through 7 under the original contract and various contract modifications. We expect to continue production under the currently awarded options through 2012.

During the first quarter of 2010, we experienced issues with supplied components similar to those encountered during the fourth quarter of 2009. As a result, the production of the JPF was halted, which impacted first quarter 2010 sales by approximately $25 million. Although we were able to ship some units prior to the production interruption, our first quarter deliveries fell short of the total number of units we had anticipated. We resumed production of the JPF during the third week of April and anticipate that during the balance of the year we will be able to produce and deliver a sufficient quantity of units to achieve the total number of units previously projected for the full year 2010.

MH-92

The Sikorsky Canadian MH-92 helicopter program includes the manufacture and assembly of composite tail rotor pylons.  This program has undergone numerous customer directed design changes causing costs on this program to exceed the price for the contract. Management believes that the incremental costs related to customer directed design changes are recoverable. At April 2, 2010, contract price negotiations for this program have not yet been finalized. To date, we have recorded $4.8 million in contract losses, with $1.2 million being recorded in the first quarter of 2010 for higher scrap and material yield issues related to this program.

U.S Army

In December 2009, we signed a $7.2 million dollar contract with the U.S. Army to perform blade erosion coating on up to 500 helicopter blades.  Initial deliveries began in the first quarter of 2010.

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

Bearings

Our bearings products are included on commercial airliners and regional / business jets manufactured in North and South America, Europe and Asia and are used as original equipment and/or specified as replacement parts by airlines and aircraft manufacturers. These products are primarily proprietary self-lubricating, ball and roller bearings for aircraft flight controls, turbine engines, and landing gear, and driveline couplings for helicopters. The most significant portion of our commercial sales is derived from Boeing and Airbus platforms, such as the Boeing 737, 747, and 777 and the Airbus A320, A330 and A380.

Bell Helicopters

In September 2009, we were awarded a five-year contract with a potential value of $53 million to build composite helicopter blade skins and skin core assemblies for Bell Helicopters. Under the terms of the contract, we will provide 18 different assemblies for H1, 406, 407, 412, 427, 429, 430 and BA609 aircraft. All work is being performed at our full-service aerospace innovation and manufacturing support center in Bloomfield, Connecticut. First article deliveries to Bell's Hurst, Texas facility began in late 2009. Annual quantities for this program will vary, as they are dependent upon the orders Bell receives from its customers.

Other

During the first quarter of 2010, we were informally notified by a customer of their intent to terminate a contract that had been obtained in one our aerospace acquisitions. If this contract were to be formally terminated, we believe it would be a termination for convenience of the customer. We have not been directed to stop work and we continue to perform under the contract. We are currently in discussions with this customer regarding a plan to continue this work. Should this contract be terminated, we would be required to perform a test for impairment of the tangible and intangible assets associated with this customer. This could result in the recording of a non-cash impairment charge in the period of contract termination.

Other Matters

SH-2G(I)

We are actively engaged in efforts to resell the SH-2G(I) aircraft, spare parts and equipment to other potential customers. Pursuant to the terms of our revenue sharing agreement with the Commonwealth of Australia, we will share all proceeds from the resale of the aircraft, spare parts, and equipment with the Commonwealth on a predetermined basis, and total payments of at least $39.5 million (AUD) must be made to the Commonwealth regardless of sales, of which at least $26.7 million (AUD) must be paid by March 2011. To the extent that cumulative payments have not yet reached $39.5 million (AUD), additional payments of $6.4 million (AUD) each must be paid in March of 2012 and 2013. In late 2008, we entered into foreign currency exchange contracts that limit the foreign currency risks associated with these required payments. These contracts will enable us to purchase $36.5 million (AUD) for $23.7 million. See Note 7, Derivative Financial Instruments, in the Notes to Condensed Consolidated Financial Statements for further discussion of these instruments. In addition, to secure these payments the Company has provided the Commonwealth with a $39.5 million (AUD) unconditional letter of credit, which is being reduced as such payments are made. At April 2, 2010, we had made required payments of $1.9 million (AUD). As of that date, the U.S. dollar value of the remaining $37.6 million (AUD) required payment was $34.6 million.

Since the transfer of the helicopters and related equipment to us, segment management has attended trade events to market the aircraft, obtained 42 marketing licenses required by the USG, begun discussions with various foreign governments regarding the sale of the helicopters and received small orders for the spare parts and related equipment.

Warranty and Contract-Related Matters

Two warranty matters continue to impact the FMU-143 program at the Aerospace segment’s Orlando Facility (“Orlando Facility”). The items involved are an impact switch embedded in certain bomb fuzes that was recalled by a supplier and an incorrect part, called a bellows motor, found to be contained in bomb fuzes manufactured for the U.S. Army utilizing systems which originated before we acquired the Orlando Facility. The U.S. Army Sustainment Command (“USASC”), the procurement agency that administers the FMU-143 contract, had authorized warranty rework for the bellows motor matter in late 2004/early 2005; however, we were not permitted to finish the rework due to issues raised by the USASC primarily related to administrative matters and requests for verification of the accuracy of test equipment (which accuracy was subsequently verified).

In late 2006, the USASC informed us that it was changing its remedy under the contract from performance of warranty rework to an "equitable adjustment" to the contract price. We responded, explaining our view that we had complied with contract requirements. In June 2007, the USASC affirmed its position and gave instructions for disposition of the subject fuzes, including both the impact switch and bellows motor related items, to a Navy facility and we complied with that direction. By letter dated July 16, 2009, USASC informed us that it demands payment of $9.8 million under the contract related to warranty rework. In November 2009, the United States Government (“USG”) also instituted suit, alleging liability associated with this matter and including specific claims of about $6.0 million (treble damages) in connection with allegedly "false claims" by us for payment for fuzes containing the incorrect part and $3.0 million in connection with rework.  We believe that all these allegations are unfounded and we are defending ourselves vigorously. At April 2, 2010, we had no amount accrued for this demand.

As reported previously, a separate contract dispute between the Orlando Facility and the USASC relative to the FMU-143 fuze program is now in litigation. The USASC has basically alleged the existence of latent defects in certain fuzes due to unauthorized rework during production and has sought to revoke their acceptance. We believe that the Orlando Facility performed in accordance with the contract and it is the government that materially breached the contract terms in several ways. As a result, during the fourth quarter of 2007, we cancelled the contract and, in January 2008, commenced litigation before Armed Services Board of Contract Appeals (the “Board”) requesting a declaratory judgment that the cancellation was proper. Shortly thereafter, the USASC notified us that it was terminating the contract for default, making the allegations noted above, and we filed a second complaint with the Board appealing that termination decision.  The litigation process continues. In the same letter of July 16, 2009, referenced above, USASC also demanded a repayment of $5.7 million for these alleged latent defects. We contest this demand and have filed an appeal of it before the Board.  At April 2, 2010, we had no amount accrued for these matters as we believe that the likelihood of an adverse outcome to this litigation is remote.

LIQUIDITY AND CAPITAL RESOURCES

Discussion and Analysis of Cash Flows

We assess liquidity in terms of our ability to generate cash to fund working capital and investing and financing activities. Significant factors affecting liquidity include: cash flows generated from or used by operating activities, capital expenditures, investments in our business segments and their programs, acquisitions, divestitures, dividends, adequacy of available bank lines of credit, and factors that might otherwise affect the company's business and operations generally, as described under “Forward-Looking Statements” in this Form 10-Q.

We continue to rely upon bank financing as an important source of support for our business activities including acquisitions. We believe this, when combined with cash generated from operating activities, will be sufficient to support our anticipated liquidity requirements for the foreseeable future. We anticipate our capital expenditures will be approximately $20.0 - 25.0 million in 2010, primarily related to information technology investments. We anticipate a variety of items will have an impact on our liquidity during the next 12 months, aside from our normal working capital requirements. These may include the resolution of any of the matters described in MD&A, including the FMU-143 litigation, the cost sharing arrangement with the Commonwealth of Australia, the cost of existing environmental remediation matters, the U.K. Composites workplace accident and required pension contributions. However, we do not believe any of these matters will lead to a shortage of capital resources or liquidity that would prevent us from continuing with our business operations as expected.

The successful execution of our $225 million Revolving Credit Agreement in 2009 and our $50 million Term Loan Credit Agreement in 2008 have allowed us to take advantage of certain acquisition opportunities. We regularly monitor credit market conditions to identify potential issues that may adversely affect the securing and/or pricing of additional financing, if any, that may be necessary to continue with our growth strategy and finance working capital requirements.

On February 23, 2010, our Board of Directors approved an amendment to the pension plan that, among other things, closes the pension plan to all new hires on or after March 1, 2010 and changes the benefit calculation for existing employees related to pay and years of service. Specifically, changes in pay will be taken into account for benefit calculation purposes until the end of calendar year 2010, the benefit formula will be improved to use the highest five years out of the last ten years of service up to December 31, 2010, whether consecutive or not, and years of service will continue to be added for purposes of the benefit calculations through December 31, 2015, with no further accumulation for service thereafter except for vesting purposes.

The changes to the pension plan resulted in a net curtailment loss of approximately $0.2 million. In addition, our projected benefit obligation was reduced, and the pension plan’s funded status improved by approximately $40.7 million on March 1, 2010. Based on the above action, our pension expense will decrease by $4.3 million in 2010 as compared to 2009.

On February 23, 2010, our Board of Directors also approved an amendment to the Supplemental Employee Retirement Plan ("SERP"). The SERP amendment contains the changes necessary for the SERP to be consistent with the pension plan amendment except that the SERP already provides for the use of non-consecutive years of service for benefit calculation purposes and there is no provision needed regarding limitations on future participation because executives must be approved for SERP participation by the Board's Personnel & Compensation Committee (the "Committee") and the Board of Directors. The Committee and the Board will not approve new participants to the SERP on or after March 1, 2010. The changes to the SERP did not have a material impact on our results for the period ended April 2, 2010.

Management regularly monitors the assumptions used in the determination of our benefit obligation and compares them to actual performance. During 2010, we continue to believe the assumptions selected are valid due to the long-term nature of our benefit obligations.

On February 23, 2010, our Board of Directors also authorized certain enhancements to our defined contribution plan including, among other things, an increase in employer matching contributions made to the plan based on each participant’s pre-tax contributions. The enhancements will become effective January 1, 2011.

A summary of our consolidated cash flows is as follows:

	For the three months ended
	April 2,	April 3,
	2010	2009	2010 vs. 2009
	(in thousands)
Total cash provided by (used in):
Operating activities	$(13,342)	$(3,975)	$(9,367)
Investing activities	(6,924)	(2,619)	(4,305)
Financing activities	21,366	9,640	11,726
Increase (decrease) in cash and cash equivalents	$1,100	$3,046	$(1,946)

Net cash used in operating activities increased $9.4 million for the three months ended April 2, 2010 versus the comparable period in 2009, primarily due to the following:

•	Decreased net earnings, driven by a decrease in operating income at our Aerospace segment.
•	Increased inventory related to the production issues on the JPF program.
•	Increased tax payments at our Industrial Distribution segment.
•	Decreased cash used to settle payables, driven by our Industrial Distribution segment.

Net cash used in investing activities increased $4.3 million for the three months ended April 2, 2010 versus the comparable period in 2009, primarily due to cash used for the purchase of Fawick and an increase in capital expenditures.

Net cash provided by financing activities increased $11.7 million for the three months ended April 2, 2010 versus the comparable period in 2009, primarily due to an increase in the proceeds from net borrowings under the Revolving Credit Agreement of $12.3 million. These proceeds were used primarily to fund working capital requirements and acquisitions.

Financing Arrangements

We maintain a $225 million revolving credit facility (“Revolving Credit Agreement”) expiring September 17, 2012. The Revolving Credit Agreement includes an “accordion” feature that allows us to increase the aggregate amount available to $300 million, subject to additional commitments from lenders. The Revolving Credit Agreement may be used for working capital, letters of credit and other general corporate purposes, including acquisitions. We also maintain a Term Loan Credit Agreement (“Term Loan Agreement”). The Term Loan Agreement, which is in addition to our current Revolving Credit Agreement, is a $50 million facility with a four-year term, including quarterly payments of principal at the rate of 2.5% with 62.5% of the initial aggregate principal payable in the final quarter.  We may increase the term loan, up to an aggregate of $50 million with additional commitments from the Banks or new commitments from acceptable financial institutions.  Additionally, the covenants required are the same as those in place under the Revolving Credit Agreement.  In conjunction with this agreement, the current Revolving Credit Agreement was amended to acknowledge the existence of the Term Loan Credit Agreement and adopt certain provisions of the Term Loan Credit Agreement.

Interest rates on amounts outstanding under the Revolving Credit Agreement are variable and are determined based on a ratio of Consolidated Total Indebtedness as of the last day of the most recently ended Measurement Period to Consolidated EBITDA (the “Consolidated Senior Secured Leverage Ratio”), as defined in the Revolving Credit Agreement. At April 2, 2010, the interest rate for the outstanding amounts on the Revolving Credit Agreement was 3.97%. In addition, we are required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.50% to 0.75% per annum, based on the Consolidated Senior Secured Leverage Ratio. Fees for outstanding letters of credit range from 2.75% to 4.50%, based on the Consolidated Senior Secured Leverage Ratio. We anticipate the 2010 interest expense to increase by approximately $5.0 million compared to 2009.

Facility fees and interest rates under the Term Loan Agreement are variable and are determined on the basis of our credit rating from Standard & Poor's. In February 2010, Standard & Poor's re-affirmed our rating as investment grade BBB- with an outlook of stable. We believe this is a favorable rating for a company of our size. Under the terms of the current Term Loan Agreement, if this rating should decrease, the effect would be to increase facility fees as well as the interest rates charged. At April 2, 2010, the interest rate for the outstanding amounts on the Term Loan Agreement was 4.00%.

The financial covenants associated with the Revolving Credit Agreement and Term Loan Credit Agreement include a requirement that i) the ratio of Consolidated Senior Secured Indebtedness to EBITDA, as defined in the Revolving Credit Agreement, cannot be greater than 3.00 to 1.00, ii) the ratio of Consolidated Total Indebtedness to EBITDA, as defined in the Revolving Credit Agreement, cannot be greater than 3.50 to 1.00, and iii) the ratio of EBITDA, as defined in the Revolving Credit Agreement, to the sum of (w) net interest expense, (x) the aggregate principal amount of all regularly scheduled principal payments of outstanding indebtedness for borrowed money, (y) all dividends or other distributions with respect to any equity interests of the Company and (z) the aggregate amount of Federal, state, local, and foreign income taxes paid in cash cannot be less than 1.05 to 1.00 for any measurement period between September 17, 2009 – March 31, 2011, 1.25 to 1.00 for any measurement period between April 1, 2011 to September 30, 2011 or 1.35 to 1.00 for any measurement period on or after October 1, 2011. We were in compliance with these financial covenants as of April 2, 2010 and we do not anticipate noncompliance in the foreseeable future.

Total average bank borrowings during the three months ended April 2, 2010 were $74.8 million compared to $103.5 million for the same period in 2009. As of April 2, 2010, there was $141.5 million available for borrowing under the Revolving Credit Agreement, net of letters of credit. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Agreement. A total of $40.5 million in letters of credit was outstanding under the Revolving Credit Agreement at April 2, 2010, $34.6 million of which was related to the guaranteed minimum payments to Australia in connection with the ownership transfer of the 11 SH-2G(A) helicopters (along with spare parts and associated equipment).

During the first quarter of 2009, we entered into interest rate swap agreements for the purpose of hedging our eight quarterly variable-rate interest payments on the Term Loan Agreement due in 2010 and 2011. These interest rate swap agreements are designated as cash flow hedges and are intended to manage interest rate risk associated with our variable-rate borrowings and minimize the negative impact on our earnings and cash flows of interest rate fluctuations attributable to the changes in LIBOR rates. For the three months ended April 2, 2010, we recorded $0.2 million of additional interest expense associated with the interest rate swap agreements.

Other Sources/Uses of Capital

We expect to contribute $10.7 million to the qualified pension plan and $0.9 million to the SERP for the 2010 plan year. For the 2009 plan year, we made a contribution of $10.9 million to the qualified plan and contributions of $5.7 million to the SERP.

During 2010, we have committed to spend $58.4 million on acquisitions through the date of filing of this Form 10-Q. These acquisitions, Fawick, Allied and Minarik, which closed on February 26, 2010, April 5, 2010 and April 30, 2010, respectively, will be included in our Industrial Distribution segment. Management anticipates that it will continue to identify and evaluate potential acquisition candidates, which may require the use of additional capital.

 In November 2000, our Board of Directors approved a replenishment of our stock repurchase program, providing for repurchase of an aggregate of 1.4 million common shares for use in administration of our stock plans and for general corporate purposes. There were no shares repurchased during the first three months of 2009 or 2010 under this program. At April 2, 2010, approximately 1.1 million shares were authorized for repurchase under this program.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes outside the ordinary course of business in our contractual obligations during the first three months of 2010. Please see our Form 10-K for the year ended December 31, 2009, for a discussion of our contractual obligations.

Off-Balance Sheet Arrangements

There has been no material change in the company's off-balance sheet arrangements during the first three months of 2010. Please see the company's Form 10-K for the year ended December 31, 2009, for a discussion of such arrangements.

RECENT ACCOUNTING STANDARDS

A summary of recent accounting standards is included in Note 2, Recent Accounting Standards, of the Notes to Condensed Consolidated Financial Statements, which is included in Item 1, Financial Statements, of this Form 10-Q.

CRITICAL ACCOUNTING ESTIMATES

Preparation of the company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2009, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the company's critical accounting policies and significant estimates in 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the company’s exposure to market risk during the first quarter of 2010. Please see the Company’s Form 10-K for the year ended December 31, 2009, for a discussion of the company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 2, 2010. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of April 2, 2010, the disclosure controls and procedures were effective.

During the first quarter ended April 2, 2010, we acquired Fawick for $4.4 million. While we are beginning the process of incorporating our controls and procedures into this business, management has not yet performed documentation, evaluation and testing of internal controls over financial reporting at this business. Fawick will not be included in our assessment of internal controls over financial reporting as of December 31, 2010.

Changes in Internal Controls

There were no changes in internal controls over financial reporting at the company that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Kaman Corporation and Subsidiaries
Part II – Other Information

Item 1A. Risk Factors

There has been no significant change in the company’s risk factors during the first quarter of 2010. Please see the company’s Form 10-K for the year ended December 31, 2009, for a discussion of the company’s risk factors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities

The following table provides information about purchases of Common Stock by the Company during the three months ended April 2, 2010:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (b)	Maximum Number of Shares That May Yet Be Purchased Under the Plan

January 1, 2010 – January 29, 2010	-	$-	-	1,130,389
January 30, 2010 – February 26, 2010	8,673	26.02	-	1,130,389
February 27, 2010 – April 2, 2010	3,457	23.95	-	1,130,389
Total	12,130		-

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

KAMAN CORPORATION
Registrant

Date: May 6, 2010	By: /s/ Neal J. Keating
Neal J. Keating
Chairman, President and
Chief Executive Officer
(Duly Authorized Officer)

Date: May 6, 2010	By: /s/ William C. Denninger
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