Form 10-Q
period 2010-07-02
KAMAN CORP
filed 2010-08-05
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2010

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
Yes           ☐           No           ☒

At July 30, 2010, there were 25,948,743 shares of Common Stock outstanding.

Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts) (Unaudited)

	July 2, 2010	December 31, 2009

Assets
Current assets:
Cash and cash equivalents	$7,136	$18,007
Accounts receivable, net	167,215	135,423
Inventories	306,765	285,263
Deferred income taxes	28,190	23,040
Income taxes receivable	3,540	-
Other current assets	23,427	20,870
Total current assets	536,273	482,603
Property, plant and equipment, net	83,481	81,322
Goodwill	109,339	88,190
Other intangibles assets, net	43,580	28,684
Deferred income taxes	45,467	69,811
Other assets	18,179	22,457
Total assets	$836,319	$773,067

Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable	$2,599	$1,835
Current portion of long-term debt	5,000	5,000
Accounts payable – trade	95,310	79,309
Accrued salaries and wages	22,904	19,049
Accrued pension costs	6,903	1,105
Accrued contract losses	3,027	1,310
Advances on contracts	10,039	1,800
Current portion of amount due to Commonwealth of Australia	20,471	-
Other accruals and payables	51,322	39,204
Income taxes payable	-	5,458
Total current liabilities	217,575	154,070
Long-term debt, excluding current portion	95,700	56,800
Deferred income taxes	7,657	8,352
Underfunded pension	122,763	157,266
Due to Commonwealth of Australia, excluding current portion	10,806	34,067
Other long-term liabilities	47,313	49,612
Commitments and contingencies
Shareholders' equity:
Capital stock, $1 par value per share:
Preferred stock, 200,000 shares authorized; none outstanding	-	-
Common stock, 50,000,000 shares authorized, voting, 26,004,293 and 25,817,477
shares issued, respectively	26,004	25,817
Additional paid-in capital	93,717	89,624
Retained earnings	302,605	302,058
Accumulated other comprehensive income (loss)	(86,955)	(104,042)
Less 63,130 and 51,000 shares of common stock, respectively,
held in treasury, at cost	(866)	(557)
Total shareholders’ equity	334,505	312,900
Total liabilities and shareholders’ equity	$836,319	$773,067

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Six Months Ended

	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009

Net sales	$317,087	$293,223	$593,859	$587,258
Cost of sales	233,827	214,752	437,844	431,092
	83,260	78,471	156,015	156,166

Selling, general and administrative expenses	72,014	62,251	140,852	130,636
Net (gain)/loss on sale of assets	56	53	(520)	(40)
Operating income	11,190	16,167	15,683	25,570
Interest expense, net	2,337	1,195	4,391	2,639
Other (income) expense, net	(451)	752	(667)	614

Earnings before income taxes	9,304	14,220	11,959	22,317
Income tax expense	3,227	4,826	4,156	7,547
Net earnings	$6,077	$9,394	$7,803	$14,770

Net earnings per share:
Basic net earnings per share	$0.23	$0.37	$0.30	$0.58
Diluted net earnings per share	$0.23	$0.37	$0.30	$0.58
Average shares outstanding:

Basic	25,926	25,638	25,877	25,586
Diluted	26,093	25,721	26,055	25,659

Dividends declared per share	$0.14	$0.14	$0.28	$0.28

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Six Months Ended

	July 2, 2010	July 3, 2009
Cash flows from operating activities:
Net earnings	$7,803	$14,770
Adjustments to reconcile net earnings to
net cash provided by (used in) operating activities
Depreciation and amortization	9,457	7,692
Change in allowance for doubtful accounts	(93)	172
Net (gain) loss on sale of assets	(520)	(40)
(Gain) loss on Australian payable, net of loss on derivative instruments	(487)	862
Stock compensation expense	2,654	1,727
Excess tax expense (benefit) from share-based compensation arrangements	(179)	71
Deferred income taxes.	(2,364)	1,357
Changes in assets and liabilities, excluding effects of acquisitions/divestures:
Accounts receivable	(14,867)	(2,780)
Inventories	(10,470)	18,989
Income tax receivable	(2,417)	3,450
Other current assets	2,226	1,603
Accounts payable	7,918	(12,169)
Accrued contract losses	1,719	(251)
Advances on contracts	8,238	(684)
Accrued expenses and payables	4,277	(3,928)
Income taxes payable	(4,912)	1,571
Pension liabilities	6,675	(8,869)
Other long-term liabilities	(1,149)	(654)
Net cash provided by (used in) operating activities	13,509	22,889

Cash flows from investing activities:
Proceeds from sale of assets	1,075	31
Expenditures for property, plant & equipment	(8,124)	(5,508)
Acquisition of businesses including earn out adjustment, net of cash received	(50,637)	(550)
Other, net	963	(1,237)
Cash provided by (used in) investing activities	(56,723)	(7,264)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit agreements	41,266	(1,117)
Debt repayment	(2,500)	(2,500)
Net change in book overdraft	1,288	(1,989)
Proceeds from exercise of employee stock plans	1,599	899
Dividends paid	(7,444)	(7,350)
Debt issuance costs	(43)	-
Windfall tax (expense) benefit	179	(71)
Other	(211)	(36)
Cash provided by (used in) financing activities	34,134	(12,164)

Net increase (decrease) in cash and cash equivalents	(9,080)	3,461
Effect of exchange rate changes on cash and cash equivalents	(1,791)	797
Cash and cash equivalents at beginning of period	18,007	8,161
Cash and cash equivalents at end of period	$7,136	$12,419

See accompanying notes to the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and six months ended July 2, 2010 and July 3, 2009
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

The company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The second quarter for 2010 and 2009 ended on July 2, 2010 and July 3, 2009, respectively.

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

In March 2010, the FASB issued changes related to existing accounting requirements for embedded credit derivatives. Specifically, the changes clarify the scope exception regarding when embedded credit derivative features are not considered embedded derivatives subject to potential bifurcation and separate accounting. These changes became effective on July 1, 2010. The Company has determined these changes will not have an impact on its consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months and six months ended July 2, 2010 and July 3, 2009
(Unaudited)

3. ADDITIONAL CASH FLOW INFORMATION

Cash payments for interest were $3.7 million and $2.8 million for the six months ended July 2, 2010, and July 3, 2009, respectively. Cash payments for income taxes, net of refunds, for the same periods were $13.3 million and $0.5 million, respectively.

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

4. ACQUISITIONS

On April 30, 2010, the Company acquired Minarik Corporation (“Minarik”) of Glendale, California for $42.5 million, inclusive of working capital adjustments. Minarik has become part of the Company’s Industrial Distribution segment. Minarik, founded in 1952, is a national distributor of motion control and automation products and has one of the most complete offerings in the industry including many of the leading brands of sensors, drives, motors and automation control products serving U.S. manufacturers.  Headquartered in Glendale, California, Minarik operates from sixteen branch locations in most of the major high technology and OEM markets in the U.S.  Minarik had annual sales of approximately $84 million for the year ended December 31, 2009.

On April 5, 2010, the Company acquired Allied Bearings Supply Company (“Allied”) of Tulsa, Oklahoma for $15.2 million, inclusive of working capital adjustments. Allied has become part of the Company’s Industrial Distribution segment. Allied, founded in 1934, is a distributor of bearings, power transmission, material handling, and industrial supplies to such diverse markets as the oil, gas, refinery, drilling equipment, steel, cement, paper, and food industries. In addition to Tulsa, Allied also had branches in Oklahoma City, Pryor, Ponca City, Ardmore and Muskogee, Oklahoma; Fort Smith, Arkansas; and Houston, Texas. Allied had annual sales of approximately $22 million in the fiscal year ended October 31, 2009.

On February 26, 2010, the Company acquired the assets of Fawick de Mexico, S.A. de C. V. (“Fawick”) of Mexico City, Mexico for $4.9 million, inclusive of working capital adjustments. Fawick has become a part of the Industrial Distribution segment’s Mexican subsidiary. Fawick, founded in 1965, is a distributor of fluid power and lubrication products, equipment and systems to a wide variety of industries throughout Mexico. In addition, Fawick offers value added services in the areas of pump maintenance and hydraulic and lubrication systems. Fawick had annual sales of approximately 49.9 million pesos ($3.9 million) for the year ended December 31, 2009.

These acquisitions were accounted for as purchase transactions. In each case, the purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The combined purchase price allocation for the three acquisitions is as follows (in thousands):

Cash	$6,094
Accounts receivable, net	17,884
Inventories	12,275
Property Plant and Equipment	4,176
Other tangible assets	4,620
Goodwill	24,415
Intangible assets	19,102
Debt	(1,418)
Other Liabilities	(19,882)
Total of net assets acquired	67,266
Less cash received	(6,094)
Plus debt assumed	1,418
Total consideration	$62,590

The Company has paid $50.6 million of the total consideration of $62.6 million through July 2, 2010. The remaining $12.0 million includes $10.6 million of holdback provisions and $1.4 million in debt payments of the acquired businesses that the Company has assumed. The goodwill associated with each of these acquisitions is not deductible for tax purposes and is the result of expected synergies from combining the operations of businesses acquired with the Company and intangible assets that do not qualify for separate recognition, such as an assembled workforce.

NOTES TO CONDENSED CONSOLIDATED FINACIAL STATEMENTS - CONTINUED
For the three monhts and six months ended July 2, 1010, and July 3, 2009
(Unaudited)

4. ACQUISITIONS (Continued)

The fair value of the combined identifiable intangible assets of $19.1 million, consisting of trade names, customer relationships, non-compete agreements and an e-commerce portal, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the trade names, the discounted cash flows method was utilized for the customer relationships and non-compete agreements, and the replacement cost method was used for the e-commerce portal. The trade names will be amortized over a period of 3 to 7 years, the customer relationships will be amortized over a period of 12 to 15 years, the non-compete agreements will be amortized over a period of 3 to 5 years and the e-commerce portal will be amortized over a period of 7 years, the estimated lives of the assets.

5. ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following (in thousands):

	July 2,	December 31,
	2010	2009

Trade receivables	$106,340	$65,524
U.S. Government contracts:
Billed	25,620	33,784
Costs and accrued profit – not billed	7,389	7,034
Commercial and other government contracts:
Billed	29,336	30,046
Costs and accrued profit – not billed	1,680	1,442
Less allowance for doubtful accounts	(3,150)	(2,407)
Accounts receivable, net	$167,215	$135,423

Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $0.8 million and $0.9 million at July 2, 2010 and December 31, 2009, respectively. The Company records revenue associated with these matters only when recovery can be estimated reliably and realization is probable. The increase in trade receivables is partially attributable to the addition of $17.9 million of acquired receivables from the three acquisitions in the Industrial Distribution Segment.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months and six months ended July 2, 2010 and July 3, 2009
(Unaudited)

6. FAIR VALUE MEASUREMENTS (Continued)

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine their fair value at the measurement date (in thousands):

	Total Carrying		Significant other	Significant
	Value at	Quoted prices in	observable	unobservable
	July 2,	active markets	inputs	inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Derivative instruments	$5,676	$-	$5,676	$-
Total Assets	$5,676	$-	$5,676	$-

Derivative instruments	$895	$-	$895	$-
Total Liabilities	$895	$-	$895	$-

	Total Carrying		Significant other	Significant
	Value at	Quoted prices in	observable	unobservable
	December 31,	active markets	inputs	inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Derivative instruments	$7,047	$-	$7,047	$-
Total Assets	$7,047	$-	$7,047	$-

Derivative instruments	$664	$-	$664	$-
Total Liabilities	$664	$-	$664	$-

The Company’s derivative instruments are limited to foreign exchange contracts and interest rate swaps that are measured at fair value using observable market inputs such as forward rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy and have been included in other current assets, other assets and other long-term liabilities on the Condensed Consolidated Balance Sheets at July 2, 2010 and December 31, 2009. Based on the continued ability to trade and enter into forward contracts and interest rate swaps, we consider the markets for our fair value instruments to be active.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that, as of July 2, 2010, such credit risks have not had an adverse impact on the fair value of these instruments.

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

Derivatives Designated as Cash Flow Hedges

The Company’s Term Loan Credit Agreement (“Term Loan”) contains floating rate obligations and is subject to interest rate fluctuations. During 2009, the Company entered into interest rate swap agreements for the purposes of hedging the eight quarterly variable-rate interest payments on its Term Loan due in 2010 and 2011. These interest rate swap agreements are designated as cash flow hedges and are intended to manage interest rate risk associated with the Company’s variable-rate borrowings and minimize the impact of interest rate fluctuations on the Company’s earnings and cash flows attributable to changes in LIBOR rates. The Company will include in earnings amounts currently included in accumulated other comprehensive income upon payment of its six remaining quarterly variable-rate interest payments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months and six months ended July 2, 2010 and July 3, 2009
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

The following table shows the fair value of derivative instruments designated as cash flow hedging instruments (in thousands):

		Fair Value

	Balance Sheet	July 2,	December 31,	Notional
	Location	2010	2009	Amount
Derivative Liabilities
Interest rate swap contracts	Other liabilities	$895	$607	$40,000 - $45,000
Total		$895	$607

The following table shows the gain or (loss) recognized in other comprehensive income for derivatives designated as cash flow hedges (in thousands):

	For the three months ended		For the six months ended

	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009

Foreign exchange contracts (a)	$-	$68	$-	$(37)
Foreign exchange contracts (b)	-	-	-	(1,941)
Interest rate swap contracts	(210)	1	(593)	(166)
Total	$(210)	$69	$(593)	$(2,144)

(a)	Forward exchange contract dedesignated on July 4, 2009. See information below for amounts recognized in the Condensed Consolidated Statements of Operations after dedesignation.
(b)	Forward exchange contract dedesignated on February 12, 2009. See information below for amounts recognized in the Condensed Consolidated Statements of Operations after dedesignation.

During the three months and six months ended July 2, 2010, the loss reclassified to income from other comprehensive income for derivative instruments designated as cash flow hedges was $0.1 million and $0.3 million, respectively. During the three months and six months ended July 3, 2009, the loss reclassified from other comprehensive income for derivative instruments designated as cash flow hedges was not material. Over the next twelve months the amount related to cash flow hedges expected to be reclassified to income from other comprehensive income is $0.5 million.

During the three months and six months ended July 3, 2009, the amount recorded in other income for the ineffective portion of derivative instruments designated as cash flow hedges was not material. No such amounts were recorded for the three months or six months ended July 2, 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months and six months ended July 2, 2010 and July 3, 2009
(Unaudited)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Derivatives Not Designated as Hedging Instruments

The following table shows the fair value of derivative instruments not designated as hedging instruments (in thousands):

		Fair Value

	Balance Sheet	July 2,	December 31,	Notional
	Location	2010	2009	Amount
Derivative Assets
Foreign exchange contracts	Other current assets	$-	$16	$135
Foreign exchange contracts	Other current assets	-	72	187 Euro
Foreign exchange contracts	Other current assets / Other assets	5,676	6,959	36,516 Australian Dollars
Total		$5,676	$7,047

Derivative Liabilities
Foreign exchange contracts	Other current liabilities	$-	$57	$1,900
Total		$-	$57

On February 12, 2009, the Company dedesignated the forward contract it had entered into to hedge $36.5 million (AUD) of its $39.5 million (AUD) future minimum required payments to the Commonwealth of Australia. At July 2, 2010, the U.S. dollar value of the $36.5 million (AUD) payable was $30.8 million.

On July 4, 2009, the Company dedesignated the forward contract it had entered into to hedge future Euro obligations, due to a change in the timing of those payments.

The following table shows the location and amount of the gain (loss) recognized on the condensed consolidated statements of operations for derivatives not designated as hedge instruments (in thousands):

		For the three months ended		For the six months ended

	Statement of Operations	July 2,	July 3,	July 2,	July 3,
	Location	2010	2009	2010	2009
Derivative Assets
Foreign exchange contracts	Other expense, net	$-	$(42)	$5	$(42)
Foreign exchange contracts (a)	Other expense, net	(2,304)	2,547	(1,283)	4,572
Foreign exchange contracts	Other expense, net	(16)	-	(55)	-
Total		$(2,320)	$2,505	$(1,333)	$4,530

Derivative Liabilities
Foreign exchange contracts	Other expense, net	$(2)	$-	$(61)	$-
Total		$(2)	$-	$(61)	$-

(a)
For the three months and six months ended July 2, 2010, the Company recorded income of $2.8 million and $2.0 million, respectively, to other expense related to the change in the value of the previously hedged $36.5 million (AUD) payable. For the three months and six months ended July 3, 2009, the Company recorded expense of $3.0 million and $5.3 million, respectively, to other expense related to the change in the value of the previously hedged $36.5 million (AUD) payable.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months and six months ended July 2, 2010 and July 3, 2009
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

The following table shows the amount of the translation gain associated with the Euro note recorded in other comprehensive income (in thousands):

	For the three months ended		For the six months ended
	July 2,	July 3,	July 2,	July 3,
Location	2010	2009	2010	2009

Cumulative Translation Adjustment	$-	$420	$-	$208

	$-	$420	$-	$208

The Company did not reclassify any amounts from other comprehensive income to earnings during the three months or six months ended July 2, 2010 or July 3, 2009. Over the next twelve months, the Company does not expect to reclassify any amounts related to the Euro note from other comprehensive income.

8. INVENTORIES

Inventories consist of the following (in thousands):

	July 2,	December 31,
	2010	2009

Merchandise for resale	$107,359	$95,904
Contracts and other work in process	180,113	170,742
Finished goods (including certain general stock materials)	19,293	18,617
Total	$306,765	$285,263

Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $10.6 million and $11.4 million at July 2, 2010 and December 31, 2009, respectively. The Company records revenue associated with these matters only when recovery can be estimated reliably and realization is probable. The increase in inventory is partially attributable to the addition of $12.3 million of acquired inventory from the three acquisitions in the Industrial Distribution Segment.

K-MAX® inventory of $24.2 million and $24.6 million as of July 2, 2010 and December 31, 2009, respectively, is included in other work in process and finished goods. Management believes that a significant portion of this K-MAX inventory will be sold after July 2, 2011, based upon the anticipation of supporting the fleet for the foreseeable future.

SH-2G(I), formerly SH-2G(A), inventory of $54.2 million and $55.0 million at July 2, 2010 and December 31, 2009, respectively, is included in contracts and other work in process inventory. Management believes that a significant portion of this inventory will be sold after July 2, 2011, based upon the time needed to market the aircraft and prepare them for sale. For more information on the SH-2G(I) inventory see Note 11, Commitments and Contingencies.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months and six months ended July 2, 2010 and July 3, 2009
(Unaudited)

9. ENVIRONMENTAL COSTS

The following table displays the activity and balances associated with accruals related to environmental costs included in other accruals and payables and other long-term liabilities (in thousands):

Balance at December 31, 2009	$15,606
Additions to accrual	353
Payments	(705)
Changes in foreign currency	(145)
Balance at July 2, 2010	$15,109

For further discussion of these matters see Note 11, Commitments and Contingencies.

10. PENSION PLANS

Components of net pension cost for the Qualified Pension Plan and Supplemental Employees’ Retirement Plan (“SERP”) are as follows (in thousands):

	Qualified Pension Plan		SERP
	For the three months ended		For the three months ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009

Service cost for benefits earned	$2,752	$3,312	$91	$87
Interest cost on projected
benefit obligation	7,185	7,684	184	258
Expected return on plan assets	(7,987)	(8,059)	-	-
Effect of curtailment	-	-	-	767
Net amortization and deferral	554	965	51	(165)
Net pension cost	$2,504	$3,902	$326	$947

	Qualified Pension Plan		SERP
	For the six months ended		For the six months ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009

Service cost for benefits earned	$6,022	$6,712	$180	$195
Interest cost on projected
benefit obligation	14,735	15,231	404	506
Expected return on plan assets	(16,051)	(15,808)	-	-
Effect of curtailment	221	-	-	767
Net amortization and deferral	1,555	1,742	127	(336)
Net pension cost	$6,482	$7,877	$711	$1,132

The Company contributed $10.7 million for the 2010 plan year to the Qualified Pension Plan in July 2010. The Company expects to contribute $3.3 million to the SERP for the 2010 plan year, of which $0.4 million has been contributed through July 2, 2010. For the 2009 plan year, the Company made contributions of $10.9 million to the Qualified Pension Plan and $5.7 million to the SERP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months and six months ended July 2, 2010 and July 3, 2009
(Unaudited)

10. PENSION PLANS (Continued)

On February 23, 2010, the Company’s Board of Directors approved an amendment to the Qualified Pension Plan that, among other things, closes the Qualified Pension Plan to all new hires on or after March 1, 2010 and changes the benefit calculation for existing employees related to pay and years of service. Specifically, changes in pay will be taken into account for benefit calculation purposes until the end of calendar year 2010, the benefit formula will be improved to use the highest five years out of the last ten years of service up to December 31, 2010, whether consecutive or not, and years of service will continue to be added for purposes of the benefit calculations through December 31, 2015, with no further accrual of benefits for service thereafter except for vesting purposes. The changes to the Qualified Pension Plan resulted in a net curtailment loss of $0.2 million, a $25.2 million reduction of accumulated other comprehensive loss, a $15.5 million decrease of deferred tax assets and a $40.7 million reduction in our pension liability on the Company’s Condensed Consolidated Balance Sheet.

The following table shows the change in the Company’s pension liability from December 31, 2009:

Balance at December 31, 2009	$157,266
Remeasurement	1,568
Pension expense	4,645
Effect of curtailment	(40,716)
Balance at July 2, 2010	$122,763

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

In late 2006, the USASC informed the Company that it was changing its remedy under the contract from performance of warranty rework to an "equitable adjustment" to the contract price. The Company responded, explaining its view that it had complied with contract requirements. In June 2007, the USASC affirmed its position and gave instructions for disposition of the subject fuzes, including both the impact switch and bellows motor-related items, to a Navy facility and the Company complied with that direction. By letter dated July 16, 2009, USASC informed the Company that it demands payment of $9.8 million under the contract related to warranty rework. In November 2009, the United States Government (“USG”) also instituted suit, alleging liability associated with this matter, including specific claims of about $6.0 million (treble damages) in connection with allegedly "false claims" by the Company for payment for fuzes containing the incorrect version of the part and $3.0 million in connection with rework. The Company believes that all these allegations are unfounded and it is defending itself vigorously. At July 2, 2010, the Company had no amount accrued for this demand.

As reported previously, a separate contract dispute between the Orlando Facility and the USASC relative to the FMU-143 fuze program is now in litigation. The USASC has basically alleged the existence of latent defects in certain fuzes due to unauthorized rework during production and has sought to revoke its acceptance. Management believes that the Orlando Facility has performed in accordance with the contract and it is the government that has materially breached its terms in several ways; as a result, during the fourth quarter of 2007, the Company cancelled the contract and, in January 2008, commenced litigation before the Armed Services Board of Contract Appeals (the “Board”) requesting a declaratory judgment that the cancellation was proper. Shortly thereafter, the USASC notified the Company that it was terminating the contract for default, making the allegations noted above, and the Company filed a second complaint with the Board appealing that termination decision.  The litigation process continues. In the same July 2009 letter referenced above, USASC also demanded a repayment by the Company of $5.7 million for these alleged latent defects. The Company also contests this demand and has filed an appeal before the Board. At July 2, 2010, the Company had no amount accrued for these matters as it believes that the likelihood of an adverse outcome to this litigation is remote.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months and six months ended July 2, 2010 and July 3, 2009
(Unaudited)

11. COMMITMENTS AND CONTINGENCIES

Other Matters

Revenue Sharing Agreement with the Commonwealth of Australia

The Company is actively engaged in efforts to resell the former Australia SH-2G(A) aircraft (now designated the SH-2G(I)), spare parts and equipment to other potential customers. Pursuant to the terms of its revenue sharing agreement with the Commonwealth of Australia, the Company will share all proceeds from the resale of the aircraft, spare parts, and equipment with the Commonwealth on a predetermined basis, and total payments of at least $39.5 million (AUD) must be made to the Commonwealth regardless of sales, of which at least $26.7 million (AUD) must be paid by March 2011. To the extent that cumulative payments have not yet reached $39.5 million (AUD), additional payments of $6.4 million (AUD) each must be paid in March of 2012 and 2013. In late 2008, the Company entered into foreign currency exchange contracts that limit the foreign currency risks associated with these required payments. These contracts will enable the Company to purchase $36.5 million (AUD) for $23.7 million. See Note 7, Derivative Financial Instruments, for further discussion of these instruments. In addition, to secure these payments, the Company has provided the Commonwealth with a $39.5 million (AUD) unconditional letter of credit, which is being reduced as such payments are made. Through July 2, 2010, the Company had made required payments of $2.4 million (AUD). As of that date, the U.S. dollar value of the remaining $37.1 million (AUD) required payment was $31.3 million.

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

The total anticipated cost of the environmental remediation activities associated with the Moosup property is $4.1 million, all of which has been accrued. The total amount paid to date in connection with these environmental remediation activities is $2.0 million. A portion ($0.1 million) of the accrual related to this property is included in other accruals and payables and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months and six months ended July 2, 2010 and July 3, 2009
(Unaudited)

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Matters – Continued

Bloomfield

In connection with the 2008 purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR, the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and continues the effort to define the scope of the remediation that will be required by the CTDEP. The assumed environmental liability of $10.3 million was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $2.8 million. A portion ($1.3 million) of the accrual related to this property is included in other accruals and payables and the balance is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

United Kingdom

In connection with the purchase of U.K. Composites, the Company accrued, at the time of acquisition, £1.6 million for environmental compliance at the facilities. The total amount paid to date in connection with these environmental remediation activities is £0.2 million. The U.S. dollar equivalent of the remaining environmental compliance liability as of July 2, 2010, is $2.1 million, which is included in other accruals and payables. The Company continues to assess the work that may be required, which may result in a change to this accrual. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

In December 2008, a workplace accident occurred at one of the Company’s U.K. Composites facilities in which one employee died and another was seriously injured. In accordance with U.K. law, the matter was investigated by Lancashire Police and the Health and Safety Executive (“HSE”) and in April 2010, an inquest conducted by the regional Coroner (which is customary in cases where the local police have not sought prosecution) found that the employee’s death was accidental.  The Company expects that the HSE will conduct civil proceedings under U.K. Health and Safety legislation. The Company currently estimates that the total potential financial exposure of the U.K. Composites operation with respect to these government proceedings is not likely to be material to our consolidated financial statements.

12. COMPUTATION OF EARNINGS PER SHARE

The computation of basic earnings per share is based on net earnings divided by the weighted average number of shares of common stock outstanding for each year. The computation of diluted earnings per share includes the common stock equivalency of dilutive options granted to employees under the Stock Incentive Plan.

	For the three months ended		For the six months ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
	(in thousands, except per share amount)		(in thousands, except per share amount)

Net earnings	$6,077	$9,394	$7,803	$14,770

Basic:
Weighted average basic shares outstanding	25,926	25,638	25,877	25,586
Basic earnings per share	$0.23	$0.37	$0.30	$0.58

Diluted:
Weighted average basic shares outstanding	25,926	25,638	25,877	25,586
Weighted average shares issuable on
exercise of dilutive stock options	167	83	178	73
Weighted average diluted shares outstanding	26,093	25,721	26,055	25,659

Diluted earnings per share	$0.23	$0.37	$0.30	$0.58

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months and six months ended July 2, 2010 and July 3, 2009
(Unaudited)

12. COMPUTATION OF EARNINGS PER SHARE (Continued)

Excluded from the diluted earnings per share calculation are 520,702 and 520,042 anti-dilutive shares granted to employees, for the three months and six months ended July 2, 2010, respectively.  Excluded from the diluted earnings per share calculation are 717,884 and 695,653 anti-dilutive shares granted to employees, for the three months and six months ended July 3, 2009, respectively.

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

These amendments were subject to shareholder approval, which was received at the Company’s 2010 annual shareholders’ meeting.

Stock Plan Activity

The following table summarizes share-based compensation expense recorded during each period presented (in thousands):

	For the three months ended		For the six months ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
Stock options	$295	$244	$856	$661
Restricted stock awards	960	544	1,690	996
Stock appreciation rights	(57)	38	(26)	(48)
Employee stock purchase plan	67	62	134	118
Total share-based compensation	$1,265	$888	$2,654	$1,727

Stock option activity was as follows:

	For the three months ended		For the six months ended
	July 2, 2010		July 2, 2010
	Stock Options	Weighted-average exercise price	Stock Options	Weighted-average exercise price
Stock Options outstanding at beginning of period	1,080,031	$20.31	889,876	$18.50
Granted	-	-	231,300	26.07
Exercised	(13,061)	14.15	(46,706)	14.08
Forfeited or expired	-	-	(7,500)	10.31
Stock Options outstanding at July 2, 2010	1,066,970	$20.39	1,066,970	$20.39

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months and six months ended July 2, 2010 and July 3, 2009
(Unaudited)

13. SHARE-BASED ARRANGEMENTS (Continued)

Stock Plan Activity - continued

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	For the three months ended		For the six months ended
	July 2,	July 3,	July 2,	July 3,
	2010*	2009*	2010	2009
Expected option term	- years	- years	6.5 years	6.5 years
Expected volatility	0.0%	0.0%	46.1%	47.7%
Risk-free interest rate	0.0%	0.0%	3.2%	2.0%
Expected dividend yield	0.0%	0.0%	3.3%	2.2%
Per share fair value of options granted	$-	$-	$9.28	$6.43

* No stock options were granted for the three months ended July 2, 2010 or July 3, 2009.

Restricted Stock activity was as follows:

	For the three months ended		For the six months ended
	July 2, 2010		July 2, 2010
	Restricted Stock Awards	Weighted-average grant date fair value	Restricted Stock Awards	Weighted-average grant date fair value
Restricted Stock outstanding at beginning of period	317,667	$23.06	270,288	$21.80
Granted	18,000	26.05	104,580	26.07
Vested	(18,000)	26.05	(56,862)	22.63
Forfeited or expired	-	-	(339)	23.69
Restricted Stock outstanding at July 2, 2010	317,667	$23.06	317,667	$23.06

Stock Appreciation Rights (“SARs”) activity was as follows:

	For the three months ended		For the six months ended
	July 2, 2010		July 2, 2010
	Stock Appreciation Rights	Weighted-average exercise price	Stock Appreciation Rights	Weighted-average exercise price
SARs outstanding at beginning of period	21,700	$10.66	21,700	$10.66
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
SARs outstanding at July 2, 2010	21,700	$10.66	21,700	$10.66

No cash was paid to settle stock appreciation rights (at intrinsic value) during the three months or six months ended July 2, 2010.  Total cash paid to settle stock appreciation rights (at intrinsic value) during the six months ended July 3, 2009, was $0.1 million. No cash was paid to settle stock appreciation rights (at intrinsic value) during the three months ended July 3, 2009. The liability related to SARs outstanding is adjusted on a quarterly basis using the Black-Scholes valuation model.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months and six months ended July 2, 2010 and July 3, 2009
(Unaudited)

14. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company for the six-month period ended July 2, 2010 (in thousands):

	Balance at			Foreign	Balance at
	December 31,			Currency	July 2,
	2009	Additions	Impairments	Adjustments	2010

Industrial Distribution	$15,423	$24,415	$-	$(14)	$39,824
Aerospace	72,767	23	-	(3,275)	69,515
Total	$88,190	$24,438	$-	$(3,289)	$109,339

The increase in the goodwill balance at July 2, 2010 as compared to December 31, 2009 is primarily due to the acquisitions of Fawick, Allied and Minarik. See Note 4, Acquisitions, for further discussion of the acquisitions.

Other Intangible Assets

Other intangible assets consisted of:

		At July 2, 2010		At December 31, 2009
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Other intangible assets:
Customer lists / relationships	10-21 years	$45,739	$(3,528)	$30,652	$(2,559)
Trademarks / trade names	2-7 years	1,395	(233)	987	(627)
Patents	17 years	645	(438)	669	(438)
Total		$47,779	$(4,199)	$32,308	$(3,624)

The increase in the gross balance of the Company’s intangible assets at July 2, 2010 as compared to December 31, 2009 is due to the addition of intangible assets related to the acquisitions of Fawick, Allied and Minarik, offset by fluctuations in foreign currencies. See Note 4, Acquisitions, for further discussion of the acquisitions.

Other

During the first quarter of 2010, the Company was informally notified by a customer of its intent to terminate a contract that had been obtained in one of the Company’s aerospace acquisitions. If this contract were to be terminated, the Company believes that it would be a termination for convenience by the customer. Through the date of this filing, the contract has not been terminated and management continues to work with its customer to develop a resolution that is acceptable to both parties, which could include new business opportunities.

If the Company is unable to reach an acceptable resolution, it may be required to perform a test for impairment of the tangible and intangible assets associated with this reporting unit which could result in the Company recording a non-cash impairment charge. As of July 2, 2010, the Company had goodwill of $35.6 million and other intangible assets of $22.1 million associated with this reporting unit.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months and six months ended July 2, 2010 and July 3, 2009
(Unaudited)

15. SEGMENT INFORMATION

Summarized financial information by segment is as follows (in thousands):

	For the three months ended		For the six months ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
Net sales:
Industrial Distribution	$210,924	$155,954	$390,183	$332,860
Aerospace	106,163	137,269	203,676	254,398
Net sales	$317,087	$293,223	$593,859	$587,258

Operating income:
Industrial Distribution	$7,713	$3,065	$12,525	$5,844
Aerospace	12,114	21,600	21,747	36,897
Net gain (loss) on sale of assets	(56)	(53)	520	40
Corporate expense	(8,581)	(8,445)	(19,109)	(17,211)
Operating income	11,190	16,167	15,683	25,570

Interest expense, net	2,337	1,195	4,391	2,639
Other (income) expense, net	(451)	752	(667)	614

Earnings before income taxes	9,304	14,220	11,959	22,317
Income tax expense	3,227	4,826	4,156	7,547
Net earnings	$6,077	$9,394	$7,803	$14,770

16. SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Changes in shareholders’ equity for the three months ended July 2, 2010, were as follows (in thousands):

Balance at December 31, 2009	$312,900
Net earnings	7,803
Change in pension & post-retirement benefit plans, net	25,489
Foreign currency translation adjustment, net	(8,203)
Unrealized gain (loss) on derivative instruments, net	(199)
Dividends declared	(7,256)
Employee stock plans and related tax benefit	1,291
Share-based compensation activity	2,680
Balance at July 2, 2010	$334,505

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months and six months ended July 2, 2010 and July 3, 2009
(Unaudited)

16. SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Continued)

Total comprehensive income (loss) is shown below (in thousands):

	For the three months ended
	July 2,	July 3,
	2010	2009

Net income	$6,077	$9,394
Change in pension and post-retirement benefit plans,
net of tax of expense of $236 and $516, respectively	393	842
Foreign currency translation adjustment, net of tax
benefit of $0 and $160, respectively	(3,235)	9,589
Unrealized gain (loss) on derivative instrument, net of
tax benefit of $24 and tax expense of $30, respectively	(38)	49
Total comprehensive income	$3,197	$19,874

Amounts reclassified from other comprehensive income into net income for changes in pension and post-retirement benefit plans were $0.6 million and $0.8 million for the three months ended July 2, 2010 and July 3, 2009, respectively.

	For the six months ended
	July 2,	July 3,
	2010	2009

Net income	$7,803	$14,770
Change in pension and post-retirement benefit plans,
net of tax of expense of $15,622 and $741, respectively	25,489	1,209
Foreign currency translation adjustment, net of tax
benefit of $0 and $79, respectively	(8,203)	10,184
Unrealized gain (loss) on derivative instrument,
net of tax benefit of $122 and $823, respectively	(199)	(1,343)
Total comprehensive income	$24,890	$24,820

Amounts reclassified from other comprehensive income into net income for changes in pension and post-retirement benefit plans were $1.7 million and $1.2 million for the six months ended July 2, 2010 and July 3, 2009, respectively.

The components of accumulated other comprehensive income (loss) are shown below (in thousands):

	As of
	July 2,	December 31,
	2010	2009

Changes in pension and post-retirement benefit plans	$(63,398)	$(88,887)
Foreign currency translation adjustment	(22,529)	(14,326)
Unrealized gain (loss) on derivative instruments	(1,028)	(829)
Accumulated other comprehensive income (loss)	$(86,955)	$(104,042)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the three months and six months ended July 2, 2010 and July 3, 2009
(Unaudited)

17. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of these financial statements and identified the following item for disclosure:

The Company filed a claim for look-back interest with the Internal Revenue Service in connection with the Australian SH-2G(A) Super Seasprite Helicopter program. The payment of $6.6 million was received on July 21, 2010 and will be recorded as interest income in the third quarter of 2010. Look-back interest is the mechanism under the U.S. tax law through which taxpayers are compensated for the acceleration of tax payments resulting from the use of estimated, rather than actual, contract price and cost in applying the percentage of completion method of contract accounting.

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

OVERVIEW OF BUSINESS

Kaman Corporation is composed of two business segments:
•	Industrial Distribution, the third largest power transmission/motion control industrial distributor in North America.
•	Aerospace, a manufacturer and subcontractor in the global commercial and military aerospace and defense markets.

The following is a summary of our financial performance and recap of key events that occurred during the three months and six months ended July 2, 2010:

•	Net sales increased 8.1% and 1.1% for the three months and six months ended July 2, 2010, respectively, compared to the comparable periods in the prior year.
•	Net earnings decreased 35.3% and 47.2% for the three months and six months ended July 2, 2010, respectively, compared to the comparable periods in the prior year.
•
Diluted earnings per share decreased to $0.23 and $0.30 for the three months and six months ended July 2, 2010, respectively, a decrease of 37.8% and 48.3%, respectively, compared to the comparable periods in the prior year.

•	Cash flows provided by operating activities were $13.5 million for the six months ended July 2, 2010, a decrease of $9.4 million when compared to the comparable period in the prior year.
•
During the first quarter, we were awarded Option 7 of the Joint Programmable Fuze (“JPF”) program. The total value of the award is approximately $45.5 million and deliveries are expected to begin in 2011.

•
In January, the Unmanned K-MAX® helicopter successfully completed its demonstration for the U.S. Marine Corps. The demonstration showed the ability of the Unmanned K-MAX® helicopter to deliver cargo to troops in extreme environments and at high altitudes.

•	On February 26, 2010, we acquired Fawick de Mexico, S.A. de C. V. (“Fawick”) of Mexico City, Mexico for $4.9 million.
•	On April 5, 2010, we acquired Allied Bearings Supply Company (“Allied”) of Tulsa, Oklahoma for $15.2 million.
•	On April 30, 2010, we acquired Minarik Corporation (“Minarik”) of Glendale, California for $42.5 million, the largest acquisition ever completed by our Industrial Distribution segment.
•
During the first six months of 2010, we experienced supplied component issues on our JPF program that caused us to halt production twice. In cooperation with our supplier and customer, we have analyzed, tested and verified the root cause of the recent acceptance testing failures and developed a plan for the introduction of key product improvements. As a result, we resumed JPF production on August 2, 2010.

•
On June 9, 2010, we announced that T. Jack Cahill, President of Kaman Industrial Technologies Corporation, will retire on August 31, 2010. Steven J. Smidler, currently Senior Vice President and Chief Operating Officer will assume the role of president following Mr. Cahill's departure.

CONSOLIDATED RESULTS OF OPERATIONS

Net Sales

	For the three months ended		For the six months ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net Sales	$317,087	$293,223	$593,859	$587,258
$ change	23,864	(23,062)	6,601	(14,808)
% change	8.1%	-7.3%	1.1%	-2.5%

The increase in net sales for the three months and six months ended July 2, 2010 versus the comparable periods in 2009 was attributable to an increase in sales at our Industrial Distribution segment, partially offset by a decline in sales at our Aerospace segment.  The impact of favorable foreign currency exchange rates on sales for the three months and six months ended July 2, 2010, was $0.1 million and $2.2 million, respectively.

Gross Profit

	For the three months ended		For the six months ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Gross Profit	$83,260	$78,471	$156,015	$156,166
$ change	4,789	(7,801)	(151)	(6,697)
% change	6.1%	-9.0%	-0.1%	-4.1%
% of net sales	26.3%	26.8%	26.3%	26.6%

Gross profit increased for the three months ended July 2, 2010 versus the comparable period in 2009 primarily due to an increase in gross profit at our Industrial Distribution segment, partially offset by a decrease in gross profit at our Aerospace segment. The increase in gross profit at Industrial Distribution was primarily a result of higher sales volume compared to the prior year and the addition of gross profit from the acquisitions completed during the quarter. The decrease in gross profit at our Aerospace segment was due to decreased sales volume related to our bearing product lines and the absence of gross profit related to the supplied component issues experienced on our JPF program.

Selling, General & Administrative Expenses (S,G&A)

	For the three months ended		For the six months ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
S,G and A	$72,014	$62,251	$140,852	$130,636
$ change	9,763	(1,523)	10,216	4,164
% change	15.7%	-2.4%	7.8%	3.3%
% of net sales	22.7%	21.2%	23.7%	22.2%

S,G&A increased for the three months ended July 2, 2010 versus the comparable period in 2009 due to an increase in expense at our Industrial Distribution segment. This increase is due to the addition of S,G&A expense from the three Industrial Distribution acquisitions and an increase in organic S,G&A expenses. The organic S,G&A expense increases are due to the absence of certain one-time benefits related to employee furloughs taken in the prior year and an increase in variable costs such as sales commissions and other employee related costs resulting from the higher sales volume. Corporate expenses were relatively flat during the period with acquisition related costs of $0.4 million, a $0.5 million increase in stock compensation expense and a $0.5 million increase in group health insurance expense. These increases were substantially offset by a $1.3 million decrease in pension expense.

S,G&A increased for the six months ended July 2, 2010 versus the comparable period in 2009 due to an increase in our Corporate expenses and an increase in expense at our Industrial Distribution segment. The increase in our Corporate expenses was due to $1.3 million in acquisition related costs and a $2.2 million increase in incentive compensation expense. These increases were partially offset by a $1.1 million decrease in group health insurance expense and a $1.3 million decrease in pension and related costs.
The higher expense at our Industrial Distribution segment is attributable to the second quarter acquisitions as well as the absence of certain one-time benefits related to employee furloughs taken in the prior year and an increase in variable costs such as sales commissions and other employee related costs resulting from the higher sales volume.

Operating Income

	For the three months ended		For the six months ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Operating Income	$11,190	$16,167	$15,683	$25,570
$ change	(4,977)	1,576	(9,887)	(2,804)
% change	-30.8%	10.8%	-38.7%	-9.9%
% of net sales	3.5%	5.5%	2.6%	4.4%

The decrease in operating income for the three months and six months ended July 2, 2010 versus the same periods in 2009 was primarily driven by a significant decrease in operating income at our Aerospace segment and higher compensation expense, offset slightly by the increase in operating income at our Industrial Distribution segment.  See segment discussion below for additional information.

Interest Expense, Net

	For the three months ended		For the six months ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
Interest Expense, net	$2,337	$1,195	$4,391	$2,639

Net interest expense generally consists of interest charged on the revolving credit facility and other borrowings offset by interest income. The increase in net interest expense for the three months and six months ended July 2, 2010 versus the comparable periods in 2009 was primarily due to higher interest rates on amounts outstanding under our revolving credit agreement and higher amortization of capitalized fees, offset slightly by lower average borrowings during 2010 as compared to 2009. The lower average borrowings reflect the pay down of debt during the second half of 2009, offset by the borrowings during the second quarter of 2010 to fund acquisitions.  For the full year, we anticipate interest expense to increase by approximately $3.9 million when compared to 2009.

Effective Income Tax Rate

	For the three months ended		For the six months ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
Effective Income Tax Rate	34.7%	33.9%	34.8%	33.8%

The effective tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the year. We anticipate the annualized effective tax rate in 2010 will be approximately 35%.

Other Matters

Information regarding our various environmental remediation activities and the December 2008 workplace accident that occurred at one of our UK Composites facilities and associated accruals can be found in Note 11, Commitment and Contingencies, in the Notes to Condensed Consolidated Financial Statements.

SEGMENT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Industrial Distribution Segment

Outlook

In the second quarter of 2010, sales volume continued to increase from the levels experienced during the first quarter. Additionally, the acquired businesses have performed beyond our expectations and have been accretive to operating income. We have seen an increase in our operating margin for the six months ended July 2, 2010 to 3.2% from 1.8% during the same period in 2009. This increase is due to increased sales volume across all markets, higher operating margin on sales contributed by our acquired businesses, and the measured and appropriate cost reductions undertaken during 2009. This higher operating margin was achieved despite increased pressure on pricing as our customers focus on cost control. We will continue to focus on our business with an emphasis on cost reduction, margin improvements, and gaining market share. For the full year 2010, we now anticipate organic sales growth to be 10-13%; sales, inclusive of completed acquisitions, to be $800 million to $815 million; and full-year operating margin to be 3.0-3.3%.

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

In recent years, we have worked to increase market share in several less cyclical markets including the food and beverage, coal mining and energy industries. We are also expanding our presence in the power generation and utilities markets, two other less cyclical industries. We have been successful in this endeavor, as evidenced by our national account wins, and continue to target these industries. The acquisitions completed so far in 2010 have allowed us to expand our geographical footprint, provide better levels of support for motion control products and more effectively balance our business between the Original Equipment Manufacturer (“OEM”) and the Maintenance, Repair and Operations (“MRO”) markets.

Results of Operations

	For the three months ended		For the six months ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net sales	$210,924	$155,954	$390,183	$332,860
$ change	54,970	(47,379)	57,323	(52,638)
% change	35.2%	-23.3%	17.2%	-13.7%

Operating income	$7,713	$3,065	$12,525	$5,844
$ change	4,648	(6,670)	6,681	(12,964)
% change	151.6%	-68.5%	114.3%	-68.9%
% of net sales	3.7%	2.0%	3.2%	1.8%

Net sales for the three months and six months ended July 2, 2010 increased versus the comparable periods in 2009 due to increases in organic sales of 17.5% and 8.9%, respectively. The acquisitions completed in 2010 contributed sales of approximately $27.7 million. The following represents organic sales per day for the last five quarters (in thousands):

	For the three months ended
	July 2,	April 2,	December 31,	October 2,	July 3,
	2010	2010	2009	2009	2009

Net sales	$210,924	$179,259	$149,754	$162,921	$155,954
Acquisition related sales	27,729	-	-	-	-
Organic sales	$183,195	$179,259	$149,754	$162,921	$155,954

Sales days	64	65	60	64	63
Organic sales per sales day (a)	$2,862	$2,758	$2,496	$2,546	$2,475
% change - sequential	3.8%	10.5%	-2.0%	2.8%	-7.6%
(a) Organic sales per sales day is a metric management uses to evaluate performance trends at its Industrial Distribution segment and is calculated by taking total organic sales for the quarter divided by the number of sales days during the quarter. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Non-GAAP Financial Measures.”

Organic sales per day continue to rebound compared to prior periods. The increases in organic sales are due to increases in sales volume to both OEM and MRO customers and favorable foreign currency exchange rates, which impacted sales for the three-month and six-month periods by $0.8 million and $2.0 million, respectively.

Operating income increased for the three months and six months ended July 2, 2010 versus the comparable periods in 2009 primarily due to the increase in sales volume and the resulting impact on our ability to leverage operating costs, the addition of $1.1 million in operating income from the three acquisitions in 2010 and savings realized from the headcount reductions undertaken in 2009 of $1.8 million and $2.9 million for the three months and six months ended July 2, 2010, respectively. Operating income for the three months and six months ended July 3, 2009 also benefited from a one-time cost savings of $1.3 million due to a business-wide furlough in the second quarter of 2009.

Aerospace Segment

Outlook

Our Aerospace segment continues to face challenges in 2010; specifically, the supplied component issues surrounding our JPF program and the lower sales volume for our bearings products. We aggressively worked to resolve our JPF issues, resuming production in August 2010; and, despite the continued softness in the bearing markets, we have begun to see improvements in the order intake for these products.  For 2010, we anticipate operating margin of 14.0% to 14.5% and sales of $480 million to $490 million, which includes $60 million of sales in the second half of the year from the JPF program. The impact of the downturn in the commercial aerospace market upon the segment has been mitigated, to an extent, by our existing military work which represents approximately 70% of total Aerospace sales. We continue to focus on gross profit improvements on our current programs with the potential for increased sales and profitability through the sale of the SH-2G(I) inventory or deployment of the unmanned K-MAX® aircraft.

Our Strategy

Our strategy for the Aerospace segment is to expand our global market position in military and commercial markets, while maintaining leadership in product technical performance and application engineering support, and continuing to concentrate on lean manufacturing techniques and lead time reduction.

Results of Operations

	For the three months ended		For the six months ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net sales	$106,163	$137,269	$203,676	$254,398
$ change	(31,106)	24,317	(50,722)	37,830
% change	-22.7%	21.5%	-19.9%	17.5%

Operating income	$12,114	$21,600	$21,747	$36,897
$ change	(9,486)	10,161	(15,150)	10,842
% change	-43.9%	88.8%	-41.1%	41.6%
% of net sales	11.4%	15.7%	10.7%	14.5%

Backlog			$460,667	$483,946

Net sales decreased for the three months ended July 2, 2010 versus the comparable period in 2009 due to:

•	a decrease in sales related to our JPF program resulting from the supplied component issues discussed below;
•	a decrease in sales volume on our bearings products across most platforms;
•	a reduction in sales resulting from lower volume on our Egypt SH-2G(E) upgrade program;
•	a delay in ship set deliveries on our C-17 program resulting from the production interruptions at our customer’s facility and lower volume requirements; and
•	unfavorable foreign currency exchange rates which impacted sales by $0.7 million.

These decreases were partially offset by increased sales volume on our blade erosion coating programs, increased sales related to certain Airbus programs, sales resulting from our initial deliveries on the Bell Helicopter program, increased sales volume on our Sikorsky BLACK HAWK helicopter programs and increased offload volume at our U.K. facilities.

Net sales decreased for the six months ended July 2, 2010 versus the comparable period in 2009 due to:

•	a decrease in sales related to our JPF program resulting from the supplied component issues encountered during the first half of the year, as discussed below;
•	a decrease in sales volume on bearings products across most platforms;
•	a reduction in sales for work performed under the Egypt SH-2G(E) upgrade program; and,
•	a reduction in C-17 ship set deliveries due to a reduction in volume requirements and production interruptions at our customer’s facility.

These decreases were partially offset by increased sales volume on our blade erosion coating program, initial deliveries on our Bell Helicopter program, increased sales volume on our Sikorsky BLACK HAWK helicopter programs and the increased offload volume at our U.K. facilities. Foreign currency exchange rates had a favorable impact on sales of $0.2 million.

Operating income decreased for the three months and six months ended July 2, 2010 versus the comparable periods in 2009 due to:

•	the absence of gross profit resulting from the delay in shipments on our JPF program;
•	losses resulting from a decrease in the number of required units and program delays on one of our other fuze programs;
•	reduced gross profit generated by our bearings products resulting from the lower sales volume noted above;
•	a reduction in gross profit due to C-17 ship set delivery deferrals and a reduction in volume requirements; and,
•	for the six-month period, additional losses recorded in the first quarter of 2010 on the Sikorsky Canadian MH-92 helicopter program, as discussed below.

These decreases were partially offset by the increased offload sales volume at our U.K. facilities and increased volume on our Sikorsky BLACK HAWK helicopter programs.

Major Programs/Product Lines

Military Markets

A-10

In 2008, the segment signed a five-year requirements contract with Boeing for the production of wing control surfaces (inboard and outboard flaps, slats and deceleron assemblies) for the U.S. Air Force’s A-10 fleet, with initial deliveries beginning in the third quarter of 2010.  Full rate production is expected to begin in 2011 with an average of approximately 47 ship sets per year through 2015.  During the first quarter of 2010 we received additional work which increases this multiyear program’s potential value to in excess of $110 million; however, annual quantities will vary, as they are dependent upon the orders Boeing receives from the U.S. Air Force (“USAF”).

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

BLACK HAWK

The Sikorsky BLACK HAWK helicopter cockpit program involves the manufacture of cockpits including the installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines, and the composite structure that holds the windscreen for most models of the BLACK HAWK helicopter. Orders placed to date for the program total 722 cockpits. The total potential value of this program is at least $300 million, with deliveries on current orders continuing through 2011. Through July 2, 2010, a total of 521 cockpits have been delivered under this contract. We expect 2010 production levels to be at or slightly higher than those experienced in 2009 with deliveries of 85 to 90 cockpits during the second half of 2010.

The segment also performs additional subcontract work involving fuselage joining and installation tasks, blade erosion coating and the production of certain mechanical subassemblies for this helicopter program. During the second quarter of 2010 we delivered the 1000th blade on the blade erosion coating program.

C-17

The segment continues production of structural wing subassemblies for the Boeing C-17. We received orders in 2008 for an additional 30 ship sets which will extend our work on this program through the end of 2010. We currently have 7 ship sets remaining to be delivered in 2010, and anticipate work on this program will continue through 2011.

Egypt SH-2G(E)

The segment continues work under a program for depot level maintenance and upgrades for nine Kaman SH-2G(E) helicopters originally delivered to the Egyptian government during the 1990s. This program has a total contract value of approximately $53.9 million, of which $18.6 million has been funded through July 2, 2010.

FMU-152 – Joint Programmable Fuze (“JPF”)

We manufacture the JPF, an electro-mechanical bomb safing and arming device, which allows the settings of a weapon to be programmed in flight. During 2009 we entered into a contract modification with the USG for the award of Options 6, 7 and 8 under the company's multi-option JPF contract. The modification provides increased unit prices and quantities for the next three option buys upon exercise and updates the original contract negotiated in 1997. The total value of the Option 6 award is approximately $59 million. During the first quarter of 2010, we were awarded Option 7, with a total value of approximately $45.5 million.

The total value of JPF contracts awarded by the USG from inception of the program through July 2, 2010 is $301.5 million. This value primarily consists of Options 1 through 7 under the original contract and various contract modifications. We expect to continue production under the currently awarded options through 2012.

During the first half of 2010 we continued to experience the supplied component issues on our JPF program that caused us to halt production twice. In cooperation with our supplier and customer, we analyzed, tested and verified the root cause of the recent acceptance testing failures, which was traced to the performance of a supplied component, and developed a plan for introduction of key product improvements. As a result, we resumed JPF production on August 2, 2010. Despite these issues, fuze performance remains excellent, exceeding requirements at both the final test and field performance levels.

MH-92

The Sikorsky Canadian MH-92 helicopter program includes the manufacture and assembly of composite tail rotor pylons. This program has undergone numerous customer directed design changes causing costs on this program to exceed the originally proposed price for the contract. Management believes that the incremental costs related to customer directed design changes are recoverable. At July 2, 2010, contract price negotiations for this program have not yet been finalized. To date, we have recorded $4.8 million in contract losses, with $1.2 million being recorded in the first quarter of 2010 for higher scrap and inefficiencies related to this program. No additional losses were recorded on this program during the second quarter of 2010.

U.S. Army

In December 2009, we signed a $7.2 million dollar contract with the U.S. Army to perform blade erosion coating on up to 500 helicopter blades. Initial deliveries began in the first quarter of 2010 and through July 2, 2010 we have delivered 440 blades.

Commercial Markets

777 / 767

In late 2007, we signed a seven-year follow-on contract with Boeing for the production of fixed wing trailing edge assemblies for the Boeing 777 and 767 aircraft. During 2009, on average we delivered 7 ship sets per month on the Boeing 777 platform and 1 ship set per month on the Boeing 767. For 2010, we currently estimate deliveries for the Boeing 777 to average 5 ship sets per month and for the Boeing 767 to remain at 1 ship set per month. This multiyear contract has a potential value in excess of $100 million; however, annual quantities will vary, as they are dependent upon the orders Boeing receives from its customers.

Airbus

Our U.K. Composites operations provide composite components for many Airbus platforms. The most significant of these are the A320, A330 and A340. Orders for these components are dependent on the customer’s build rate for these various platforms.

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

Bell Helicopters

In September 2009, we were awarded a five-year contract with a potential value of $53 million to build composite helicopter blade skins and skin core assemblies for Bell Helicopters. Under the terms of the contract, we will provide 18 different assemblies for H1, 406, 407, 412, 427, 429, 430 and BA609 aircraft. All work is being performed at our full-service aerospace innovation and manufacturing support center in Bloomfield, Connecticut. First article deliveries to Bell's Hurst, Texas facility began in late 2009, with full production starting in the first quarter of 2010. Through July 2, 2010 the total sales value for our deliveries totaled $3.1 million. Annual quantities for this program will vary, as they are dependent upon the orders Bell receives from its customers.

Other

During the first quarter of 2010, we were informally notified by a customer of its intent to terminate a contract that had been obtained in one of our aerospace acquisitions. If this contract were to be terminated, we believe that it would be a termination for convenience by the customer. Through the date of this filing, the contract has not been terminated and management continues to work with its customer to develop a resolution that is acceptable to both parties, which could include new business opportunities.

If we are unable to reach an acceptable resolution, we may be required to perform a test for impairment of the tangible and intangible assets associated with this reporting unit which could result in the recording of a non-cash impairment charge. As of July 2, 2010, we had goodwill of $35.6 million and other intangible assets of $22.1 million associated with this reporting unit.

Other Matters

SH-2G(I)

We are actively engaged in efforts to resell the SH-2G(I) aircraft, spare parts and equipment to potential customers.  Since the transfer of the helicopters and related equipment to us, segment management has attended trade events to market the aircraft, obtained 42 marketing licenses required by the USG, enabling us to begin discussions with various foreign governments regarding the sale of the helicopters, and received small orders for the spare parts and related equipment.

For a discussion of other matters related to our Aerospace segment see Note 11, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements.

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

We continue to rely upon bank financing as an important source of liquidity for our business activities including acquisitions. We believe this, when combined with cash generated from operating activities, will be sufficient to support our anticipated cash requirements for the foreseeable future. We anticipate our capital expenditures will be approximately $20.0 - 25.0 million in 2010, primarily related to machinery and equipment and information technology infrastructure, including a duplicate information technology data back-up center. We anticipate a variety of items will have an impact on our liquidity during the next 12 months, aside from our normal working capital requirements. These may include the resolution of any of the matters described in Note 11, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements, including the FMU-143 litigation, the revenue sharing arrangement with the Commonwealth of Australia, the cost of existing environmental remediation matters, the U.K. Composites workplace accident and required pension and Supplemental Employees’ Retirement Plan (“SERP”) contributions. However, we do not believe any of these matters will lead to a shortage of capital resources or liquidity that would prevent us from continuing with our business operations as expected.

The successful execution of our $225 million Revolving Credit Agreement in 2009 and our $50 million Term Loan Credit Agreement in 2008 have allowed us to take advantage of certain acquisition opportunities. We regularly monitor credit market conditions to identify potential issues that may adversely affect or provide opportunities for the securing and/or pricing of additional financing, if any, that may be necessary to continue with our growth strategy and finance working capital requirements.

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

The changes to the pension plan resulted in a net curtailment loss of approximately $0.2 million. In addition, our projected benefit obligation was reduced, and the pension plan’s funded status improved by $40.7 million on March 1, 2010. Based on the above action, our pension expense will decrease by $4.3 million in 2010 as compared to 2009.

Management regularly monitors the assumptions used in the determination of our benefit obligation and compares them to actual performance. For 2010, we continue to believe the assumptions selected are valid due to the long-term nature of our benefit obligations.

On February 23, 2010, our Board of Directors also authorized certain enhancements to our defined contribution plan including, among other things, an increase in employer matching contributions made to the plan based on each participant’s pre-tax contributions. The enhancements will become effective January 1, 2011.

A summary of our consolidated cash flows is as follows:

	For the six months ended
	July 2,	July 3,
	2010	2009	2010 vs. 2009
	(in thousands)
Total cash provided by (used in):
Operating activities	$13,509	$22,889	$(9,380)
Investing activities	(56,723)	(7,264)	(49,459)
Financing activities	34,134	(12,164)	46,298
Increase (decrease) in cash and cash equivalents	$(9,080)	$3,461	$(12,541)

Net cash provided by (used in) operating activities	$13,509	$22,889	$(9,380)
Expenditures for property, plant & equipment	(8,124)	(5,058)	(3,066)
Free Cash Flow (a)	$5,385	$17,831	$(12,446)

(a) Free Cash Flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less expenditures for property plant and equipment, both of which are presented on our consolidated statements of cash flows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

Net cash provided by operating activities decreased $9.4 million for the six months ended July 2, 2010 versus the comparable period in 2009, primarily due to the following:

•	Decreased net earnings, driven by a decrease in operating income at our Aerospace segment;
•	Increased inventory related to the supplied component issues on the JPF program; and
•	Increased tax payments at our Industrial Distribution segment.

Net cash used in investing activities increased $49.5 million for the six months ended July 2, 2010 versus the comparable period in 2009, primarily due to cash used for the purchases of Fawick, Allied and Minarik and an increase in capital expenditures to support our information technology infrastructure.

Net cash provided by financing activities increased $46.3 million for the six months ended July 2, 2010 versus the comparable period in 2009, primarily due to an increase in the proceeds from net borrowings under the Revolving Credit Agreement of $42.4 million. These proceeds were used primarily to fund working capital requirements and acquisitions.

Financing Arrangements

We maintain a $225 million revolving credit facility (“Revolving Credit Agreement”) expiring September 17, 2012. The Revolving Credit Agreement includes an “accordion” feature that allows us to increase the aggregate amount available to $300 million, subject to additional commitments from lenders. The Revolving Credit Agreement may be used for working capital, letters of credit and other general corporate purposes, including acquisitions. We also maintain a Term Loan Credit Agreement (“Term Loan Agreement”). The Term Loan Agreement, which is in addition to our current Revolving Credit Agreement, is a $50 million facility with a four-year term, including quarterly payments of principal at the rate of 2.5% with 62.5% of the initial aggregate principal payable in the final quarter.  We may increase the term loan, up to an aggregate of $50 million with additional commitments from the Banks or new commitments from acceptable financial institutions.  Additionally, the covenants required are the same as those in place under the Revolving Credit Agreement.  In conjunction with this agreement, the current Revolving Credit Agreement was amended to acknowledge the existence of the Term Loan Agreement and adopt certain provisions of the Term Loan Agreement.

Interest rates on amounts outstanding under the Revolving Credit Agreement are variable and are determined based on a ratio of Consolidated Total Indebtedness as of the last day of the most recently ended Measurement Period to Consolidated EBITDA (the “Consolidated Senior Secured Leverage Ratio”), as defined in the Revolving Credit Agreement. At July 2, 2010, the interest rate for the outstanding amounts on the Revolving Credit Agreement was 3.85%. In addition, we are required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.50% to 0.75% per annum, based on the Consolidated Senior Secured Leverage Ratio. Fees for outstanding letters of credit range from 2.75% to 4.50%, based on the Consolidated Senior Secured Leverage Ratio. We anticipate the 2010 interest expense to increase by approximately $3.9 million compared to 2009.

Facility fees and interest rates under the Term Loan Agreement are variable and are determined on the basis of our credit rating from Standard & Poor's. In February 2010, Standard & Poor's re-affirmed our rating as investment grade BBB- with an outlook of stable. We believe this is a favorable rating for a company of our size. Under the terms of the current Term Loan Agreement, if this rating should decrease, the effect would be to increase facility fees as well as the interest rates charged. At July 2, 2010, the interest rate for the outstanding amounts on the Term Loan Agreement was 4.01%.

The financial covenants associated with the Revolving Credit Agreement and Term Loan Agreement include a requirement that i) the ratio of Consolidated Senior Secured Indebtedness to EBITDA, as defined in the Revolving Credit Agreement, cannot be greater than 3.00 to 1.00, ii) the ratio of Consolidated Total Indebtedness to EBITDA, as defined in the Revolving Credit Agreement, cannot be greater than 3.50 to 1.00, and iii) the ratio of EBITDA, as defined in the Revolving Credit Agreement, to the sum of (w) net interest expense, (x) the aggregate principal amount of all regularly scheduled principal payments of outstanding indebtedness for borrowed money, (y) all dividends or other distributions with respect to any equity interests of the Company and (z) the aggregate amount of Federal, state, local, and foreign income taxes paid in cash cannot be less than 1.05 to 1.00 for any measurement period between September 17, 2009 – March 31, 2011, 1.25 to 1.00 for any measurement period between April 1, 2011 to September 30, 2011 or 1.35 to 1.00 for any measurement period on or after October 1, 2011. We were in compliance with these financial covenants as of July 2, 2010 and we do not anticipate noncompliance in the foreseeable future.

Total average bank borrowings during the six months ended July 2, 2010 were $99.3 million compared to $103.7 million for the same period in 2009. As of July 2, 2010, there was $129.7 million available for borrowing under the Revolving Credit Agreement, net of letters of credit. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Agreement. A total of $37.1 million in letters of credit was outstanding under the Revolving Credit Agreement at July 2, 2010, $31.3 million of which was related to the guaranteed minimum payments to Australia in connection with the ownership transfer of the 11 SH-2G(A) helicopters (along with spare parts and associated equipment).

During the first quarter of 2009, we entered into interest rate swap agreements for the purpose of hedging our eight quarterly variable-rate interest payments on the Term Loan Agreement due in 2010 and 2011. These interest rate swap agreements are designated as cash flow hedges and are intended to manage interest rate risk associated with our variable-rate borrowings and minimize the negative impact on our earnings and cash flows of interest rate fluctuations attributable to the changes in LIBOR rates. For the three months and six months ended July 2, 2010, we recorded $0.1 million and $0.3 million of additional interest expense, respectively, associated with the interest rate swap agreements.

Other Sources/Uses of Capital

In July 2010 we contributed $10.7 million to the Qualified Pension Plan. We expect to contribute $3.3 million to the SERP for the 2010 plan year of which $0.4 million has been contributed through July 2, 2010. The increase in our SERP contribution from the previously anticipated $0.9 million is due to the retirement of a senior executive announced during the second quarter of 2010. For the 2009 plan year, the Company made contributions of $10.9 million to the Qualified Pension Plan and $5.7 million to the SERP.

During 2010, we have contractually committed to spend $62.6 million for acquisitions through the date of filing of this Form 10-Q. Through July 2, 2010 we have paid $50.6 million, with the remaining $12.0 million relating to holdback provisions and debt payments of the acquired business that we have assumed. These acquisitions, Fawick, Allied and Minarik, which closed on February 26, 2010, April 5, 2010 and April 30, 2010, respectively, are included in our Industrial Distribution segment. Management anticipates that it will continue to identify and evaluate potential acquisition candidates, which may require the use of additional capital.

In November 2000, our Board of Directors approved a replenishment of our stock repurchase program, providing for repurchase of an aggregate 1.4 million common shares for use in administration of our stock plans and for general corporate purposes. There were no shares repurchased during the first six months of 2009 or 2010 under this program. At July 2, 2010, approximately 1.1 million shares were authorized for repurchase under this program.

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

We filed a claim for look-back interest with the Internal Revenue Service in connection with the Australian SH-2G(A) Super Seasprite Helicopter program. The payment of $6.6 million was received on July 21, 2010 and will be recorded as interest income in the third quarter of 2010. Look-back interest is the mechanism under the U.S. tax law through which taxpayers are compensated for the acceleration of tax payments resulting from the use of estimated, rather than actual, contract price and cost in applying the percentage of completion method of contract accounting.

Non-GAAP Financial Measures

Management believes that the non-GAAP (Generally Accepted Accounting Principles) measures used in this report on Form 10-Q provide investors with important perspectives into our ongoing business performance.  We do not intend for the information to be considered in isolation or as a substitute for the related GAAP measures.  Other companies may define the measures differently. We define the non-GAAP measures used in this report and other disclosures, as follows:

Organic Sales per Sales Day

Organic sales per sales day is defined as GAAP “Net sales from the Industrial Distribution segment” less sales derived from acquisitions divided by the number of sales days in a given period.  Sales days are the number of business days that the Industrial Distribution segment’s branch locations are open for business and exclude weekends and holidays.  Management believes sales per sales day provides investors with an important perspective on how net sales may be impacted by the number of days the segment is open for business.  Management uses sales per sales day as a measurement to compare periods in which the numbers of sales days differ.

Free Cash Flow

Free cash flow is defined as GAAP “Net cash provided by (used in) operating activities” less “Expenditures for property, plant & equipment.”  Management believes free cash flow provides investors with an important perspective on the cash available for dividends to shareholders, debt repayment, and acquisitions after making capital investments required to support ongoing business operations and long-term value creation.  Free cash flow does not represent the residual cash flow available for discretionary expenditures as it excludes certain mandatory expenditures such as repayment of maturing debt.  Management uses free cash flow internally to assess both business performance and overall liquidity.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes outside the ordinary course of business in our contractual obligations during the first six months of 2010. Please see our Form 10-K for the year ended December 31, 2009, for a discussion of our contractual obligations.

Off-Balance Sheet Arrangements

There has been no material change in the company's off-balance sheet arrangements during the first six months of 2010. Please see the company's Form 10-K for the year ended December 31, 2009, for a discussion of such arrangements.

RECENT ACCOUNTING STANDARDS

A summary of recent accounting standards is included in Note 2, Recent Accounting Standards, of the Notes to Condensed Consolidated Financial Statements, which is included in Item 1, Financial Statements, of this Form 10-Q.

CRITICAL ACCOUNTING ESTIMATES

Preparation of the company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2009, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the company's critical accounting policies and significant estimates in 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the company’s exposure to market risk during the first six months of 2010. Please see the Company’s Form 10-K for the year ended December 31, 2009, for a discussion of the company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 2, 2010. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of July 2, 2010, the disclosure controls and procedures were effective.

During the first six months of 2010, we acquired Fawick, Allied and Minarik for $62.6 million. While we are beginning the process of incorporating our controls and procedures into these businesses, management has not yet performed documentation, evaluation and testing of internal controls over financial reporting at these businesses. Fawick, Allied and Minarik will not be included in our assessment of internal controls over financial reporting as of December 31, 2010.

Changes in Internal Controls

There were no changes in internal controls over financial reporting at the company that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Kaman Corporation and Subsidiaries
Part II – Other Information

Item 1A. Risk Factors

There has been no significant change in the company’s risk factors during the second quarter of 2010. Please see the company’s Form 10-K for the year ended December 31, 2009, for a discussion of the company’s risk factors.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking information relating to the company's business and prospects, including the Aerospace and Industrial Distribution businesses, operating cash flow, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of competitions for government programs and thereafter contract negotiations with government authorities, both foreign and domestic; 2) political conditions in countries where the company does or intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) domestic and foreign economic and competitive conditions in markets served by the company, particularly the defense, commercial aviation and industrial production markets; 5) risks associated with successful implementation and ramp up of significant new programs; 6) potential difficulties associated with variable acceptance test results, given sensitive production materials and extreme test parameters; 7) management's success in increasing the volume of profitable work at the Aerospace Wichita facility;  8) successful negotiation of the Sikorsky Canadian MH-92  program price; 9) successful resale of the SH-2G(I) aircraft, equipment and spare parts;   10) receipt and successful execution of production orders for the JPF U.S. government contract, including the exercise of all contract options and receipt of orders from allied militaries, as all have been assumed in connection with goodwill impairment evaluations; 11) satisfactory resolution of the company’s litigation relating to the FMU-143 program; 12) continued support of the existing K-MAX helicopter fleet, including sale of existing K-MAX spare parts inventory; 13) cost estimates associated with environmental remediation activities at the Bloomfield, Moosup and New Hartford, CT facilities and our U.K. facilities; 14) profitable integration of acquired businesses into the company's operations; 15) changes in supplier sales or vendor incentive policies; 16) the effects of price increases or decreases; 17) the effects of pension regulations, pension plan assumptions and future contributions; 18) future levels of indebtedness and capital expenditures; 19) continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs for such items; 20) the effects of currency exchange rates and foreign competition on future operations; 21) changes in laws and regulations, taxes, interest rates, inflation rates and general business conditions; 22) future repurchases and/or issuances of common stock; and 23) other risks and uncertainties set forth in the company's annual, quarterly and current reports, and proxy statements. Any forward-looking information provided in this report should be considered with these factors in mind. The company assumes no obligation to update any forward-looking statements contained in this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities

The following table provides information about purchases of Common Stock by the Company during the three months ended July 2, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (a)	Maximum Number of Shares That May Yet Be Purchased Under the Plan

April 3, 2010 – April 30, 2010	-	$-	-	1,130,389
May 1, 2010 – May 28, 2010	-	-	-	1,130,389
May 29, 2010 – July 2, 2010	-	-	-	1,130,389
Total	-		-

 (a) In November 2000, our board of directors approved a replenishment of the Company's stock repurchase program providing for repurchase of an aggregate of 1.4 million shares of Common Stock for use in the administration of our stock plans and for general corporate purposes.

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

KAMAN CORPORATION
Registrant

Date: August 5, 2010	By:	/s/ Neal J. Keating
Neal J. Keating
Chairman, President and
Chief Executive Officer
(Duly Authorized Officer)

Date: August 5, 2010	By:	/s/ William C. Denninger
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