Form 10-Q
period 2010-10-01
KAMAN CORP
filed 2010-11-01
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2010

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
Yes           ☐           No           ☒

At October 29, 2010, there were 25,987,628 shares of Common Stock outstanding.

PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts) (Unaudited)

	October 1, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$11,946	$18,007
Accounts receivable, net	176,789	135,423
Inventories	308,016	285,263
Deferred income taxes	24,608	23,040
Income taxes receivable	1,401	-
Other current assets	29,877	20,870
Total current assets	552,637	482,603
Property, plant and equipment, net	86,917	81,322
Goodwill	111,567	88,190
Other intangible assets, net	45,767	29,345
Deferred income taxes	44,154	69,811
Other assets	19,069	21,796
Total assets	$860,111	$773,067

Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable	$768	$1,835
Current portion of long-term debt	5,000	5,000
Accounts payable – trade	101,250	79,309
Accrued salaries and wages	29,160	19,049
Accrued pension costs	5,035	1,105
Accrued contract losses	4,710	1,310
Advances on contracts	2,842	1,800
Current portion of amount due to Commonwealth of Australia	23,546	-
Other accruals and payables	50,059	39,204
Income taxes payable	-	5,458
Total current liabilities	222,370	154,070
Long-term debt, excluding current portion	100,550	56,800
Deferred income taxes	7,878	8,352
Underfunded pension	114,013	157,266
Due to Commonwealth of Australia, excluding current portion	12,467	34,067
Other long-term liabilities	49,410	49,612
Commitments and contingencies
Shareholders' equity:
Capital stock, $1 par value per share:
Preferred stock, 200,000 shares authorized; none outstanding	-	-
Common stock, 50,000,000 shares authorized, voting, 26,042,901
and 25,817,477 shares issued, respectively	26,043	25,817
Additional paid-in capital	94,737	89,624
Retained earnings	314,792	302,058
Accumulated other comprehensive income (loss)	(81,283)	(104,042)
Less 63,130 and 51,000 shares of common stock, respectively,
held in treasury, at cost	(866)	(557)
Total shareholders’ equity	353,423	312,900
Total liabilities and shareholders’ equity	$860,111	$773,067

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009

Net sales	$359,545	$289,901	$953,404	$877,159
Cost of sales	265,782	213,209	703,626	644,301
Gross profit	93,763	76,692	249,778	232,858

Selling, general and administrative expenses	74,166	62,023	215,018	192,659
Net (gain)/loss on sale of assets	5	3	(515)	(37)
Operating income	19,592	14,666	35,275	40,236
Interest (income) expense, net	(3,529)	1,270	862	3,909
Other (income) expense, net	(24)	621	(691)	1,235

Earnings before income taxes	23,145	12,775	35,104	35,092
Income tax expense	7,320	3,151	11,476	10,698
Net earnings	$15,825	$9,624	$23,628	$24,394

Net earnings per share:
Basic net earnings per share	$0.61	$0.37	$0.91	$0.95
Diluted net earnings per share	$0.61	$0.37	$0.91	$0.95
Average shares outstanding:

Basic	25,956	25,672	25,904	25,615
Diluted	26,104	25,831	26,071	25,717

Dividends declared per share	$0.14	$0.14	$0.42	$0.42

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Nine Months Ended

	October 1, 2010	October 2, 2009

Cash flows from operating activities:
Net earnings	$23,628	$24,394
Adjustments to reconcile net earnings to
net cash provided by (used in) operating activities
Depreciation and amortization	15,267	11,802
Change in allowance for doubtful accounts	501	175
Net (gain) loss on sale of assets	(515)	(37)
(Gain) loss on Australian payable, net of loss on derivative instruments	(690)	1,497
Stock compensation expense	3,567	2,406
Excess tax expense (benefit) from share-based compensation arrangements	(214)	(96)
Deferred income taxes	2,247	3,700
Changes in assets and liabilities, excluding effects of acquisitions/divestures:
Accounts receivable	(24,111)	(10,797)
Inventories	(10,690)	30,084
Income tax receivable	(1,401)	2,514
Other current assets	649	777
Accounts payable	11,659	(10,610)
Accrued contract losses	3,400	(2,605)
Advances on contracts	1,042	61
Accrued expenses and payables	9,898	1,762
Income taxes payable	(4,948)	(1,118)
Pension liabilities	(3,121)	(4,971)
Other long-term liabilities	952	(438)
Net cash provided by (used in) operating activities	27,120	48,500

Cash flows from investing activities:
Proceeds from sale of assets	1,087	51
Expenditures for property, plant & equipment	(14,505)	(8,869)
Acquisition of businesses including earn out adjustment, net of cash received	(52,073)	(576)
Other, net	286	(1,735)
Cash provided by (used in) investing activities	(65,205)	(11,129)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit agreements	45,629	(11,892)
Debt repayment	(3,750)	(3,750)
Net change in book overdraft	3,013	(1,637)
Proceeds from exercise of employee stock plans	1,817	1,333
Dividends paid	(10,864)	(10,742)
Debt issuance costs	(2,321)	(3,401)
Windfall tax (expense) benefit	214	96
Other, net	(362)	133
Cash provided by (used in) financing activities	33,376	(29,860)

Net increase (decrease) in cash and cash equivalents	(4,709)	7,511
Effect of exchange rate changes on cash and cash equivalents	(1,352)	948
Cash and cash equivalents at beginning of period	18,007	8,161
Cash and cash equivalents at end of period	$11,946	$16,620

See accompanying notes to the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and nine months ended October 1, 2010 and October 2, 2009
(Unaudited)

1. BASIS OF PRESENTATION

The December 31, 2009 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of Kaman Corporation and subsidiaries (collectively, the “Company”). In the opinion of management, the remainder of the condensed financial information reflects all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented.  All such adjustments are of a normal recurring nature, unless otherwise disclosed in this report. Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to current presentation. The statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2009. The results of operations for the interim period presented are not necessarily indicative of trends or of results to be expected for the entire year.

The company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The third quarter for 2010 and 2009 ended on October 1, 2010 and October 2, 2009, respectively.

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

In January 2010, the FASB issued changes to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). These changes become effective beginning January 1, 2011. The Company has determined that these changes will not have a material impact on its consolidated financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and nine months ended October 1, 2010 and October 2, 2009
(Unaudited)

3. ADDITIONAL CASH FLOW INFORMATION

Cash payments for interest were $5.9 million and $4.2 million for the nine months ended October 1, 2010, and October 2, 2009, respectively. Cash payments for income taxes, net of refunds, for the same periods were $14.0 million and $4.8 million, respectively.

On February 12, 2009, the Company completed the transfer of ownership of the Australian SH-2G(A) Super Seasprite Program inventory and equipment from the Commonwealth of Australia. As a result, the Company recorded a non-cash inventory acquisition of $51.7 million, which represented the elimination of $32.0 million of net unbilled receivables, the elimination of $6.1 million of accrued contract losses and the recognition of the $25.8 million minimum payment liability due to the Commonwealth of Australia.

The Company received $6.6 million from the Internal Revenue Service on July 21, 2010 in response to a claim it filed for look-back interest in connection with the Australian SH-2G(A) Super Seasprite Helicopter program. The payment was recorded as interest income in the third quarter of 2010. Look-back interest is the mechanism under the U.S. tax law through which taxpayers are compensated for the acceleration of tax payments resulting from the use of estimated, rather than actual, contract price and cost in applying the percentage of completion method of contract accounting.

4. ACQUISITIONS

On April 30, 2010, the Company acquired Minarik Corporation (“Minarik”) of Glendale, California for $42.5 million, inclusive of working capital adjustments. Minarik has become part of the Company’s Industrial Distribution segment. Minarik, founded in 1952, is a national distributor of motion control and automation products and features a broad product offering including many of the leading brands of sensors, drives, motors and automation control products serving U.S. manufacturers.  Headquartered in Glendale, California, Minarik operates from nineteen branch locations in most of the major high technology and OEM markets in the U.S.  Minarik had annual sales of approximately $84 million for the year ended December 31, 2009.

On April 5, 2010, the Company acquired Allied Bearings Supply Company (“Allied”) of Tulsa, Oklahoma for $15.2 million, inclusive of working capital adjustments. Allied has become part of the Company’s Industrial Distribution segment. Allied, founded in 1934, is a distributor of bearings, power transmission, material handling, and industrial supplies to such diverse markets as the oil, gas, refinery, drilling equipment, steel, cement, paper, and food industries. In addition to Tulsa, Allied also had branches in Oklahoma City, Pryor, Ponca City, Ardmore and Muskogee, Oklahoma; Fort Smith, Arkansas; and Houston, Texas. Allied had annual sales of approximately $22 million for the fiscal year ended October 31, 2009.

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

These acquisitions were accounted for as purchase transactions. In each case, the value of the assets acquired and liabilities assumed was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The combined allocation for the three acquisitions is as follows (in thousands):

Cash	$6,094
Accounts receivable, net	17,884
Inventories	12,275
Property, plant and equipment	4,176
Other tangible assets	4,620
Goodwill	24,415
Intangible assets	19,102
Debt	(1,418)
Other liabilities	(19,882)
Total of net assets acquired	67,266
Less cash received	(6,094)
Plus debt assumed	1,418
Total consideration	$62,590

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and nine months ended October 1, 2010 and October 2, 2009
(Unaudited)

4. ACQUISITIONS (Continued)

The Company has paid $52.0 million of the total consideration of $62.6 million through October 1, 2010. The remaining $10.6 million includes $9.5 million of holdback provisions and $1.1 million in debt payments of the acquired businesses that the Company has assumed. The goodwill associated with each of these acquisitions is not deductible for tax purposes and is the result of expected synergies from combining the operations of the acquired businesses with the Company’s operations and intangible assets that do not qualify for separate recognition, such as an assembled workforce.

The fair value of the combined identifiable intangible assets of $19.1 million, consisting of trade names, customer relationships, non-compete agreements and an e-commerce portal, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the trade names, the discounted cash flows method was utilized for the customer relationships and non-compete agreements, and the replacement cost method was used for the e-commerce portal. The trade names are being amortized over a period of 3 to 7 years, the customer relationships are being amortized over a period of 12 to 15 years, the non-compete agreements are being amortized over a period of 3 to 5 years and the e-commerce portal will be amortized over a period of 7 years, the estimated lives of the assets.

5. ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following (in thousands):

	October 1,	December 31,
	2010	2009

Trade receivables	$108,482	$65,524
U.S. Government contracts:
Billed	34,194	33,784
Costs and accrued profit – not billed	6,382	7,034
Commercial and other government contracts:
Billed	31,491	30,046
Costs and accrued profit – not billed	-	1,442
Less allowance for doubtful accounts	(3,760)	(2,407)
Accounts receivable, net	$176,789	$135,423

Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $0.6 million and $0.9 million at October 1, 2010 and December 31, 2009, respectively. The Company records revenue associated with these matters only when recovery can be estimated reliably and realization is probable. The growth in trade receivables is partially attributable to the three acquisitions in the Industrial Distribution segment.

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
For the three months and nine months ended October 1, 2010 and October 2, 2009
(Unaudited)

6. FAIR VALUE MEASUREMENTS (Continued)

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine their fair value at the measurement date (in thousands):

	Total Carrying		Significant other	Significant
	Value at	Quoted prices in	observable	unobservable
	October 1,	active markets	inputs	inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Derivative instruments	$10,390	$-	$10,390	$-
Total Assets	$10,390	$-	$10,390	$-

Derivative instruments	$932	$-	$932	$-
Total Liabilities	$932	$-	$932	$-

	Total Carrying		Significant other	Significant
	Value at	Quoted prices in	observable	unobservable
	December 31,	active markets	inputs	inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Derivative instruments	$7,047	$-	$7,047	$-
Total Assets	$7,047	$-	$7,047	$-

Derivative instruments	$664	$-	$664	$-
Total Liabilities	$664	$-	$664	$-

The Company’s derivative instruments are limited to foreign exchange contracts and interest rate swaps that are measured at fair value using observable market inputs such as forward rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy and have been included in other current assets, other assets and other long-term liabilities on the Condensed Consolidated Balance Sheets at October 1, 2010 and December 31, 2009. Based on the continued ability to trade and enter into forward contracts and interest rate swaps, we consider the markets for our fair value instruments to be active.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that, as of October 1, 2010, such credit risks have not had an adverse impact on the fair value of these instruments.

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

Derivatives Designated as Cash Flow Hedges

The Company’s Term Loan Credit Agreement (“Term Loan”) contains floating rate obligations and is subject to interest rate fluctuations. During 2009, the Company entered into interest rate swap agreements for the purposes of hedging the eight quarterly variable-rate interest payments on its Term Loan due in 2010 and 2011. These interest rate swap agreements are designated as cash flow hedges and are intended to manage interest rate risk associated with the Company’s variable-rate borrowings and minimize the impact of interest rate fluctuations on the Company’s earnings and cash flows attributable to changes in LIBOR rates. The Company will include in earnings amounts currently included in accumulated other comprehensive income upon payment of its next five quarterly variable-rate interest payments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and nine months ended October 1, 2010 and October 2, 2009
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

The following table shows the fair value of derivative instruments designated as cash flow hedging instruments (in thousands):

		Fair Value
	Balance Sheet	October 1,	December 31,	Notional
	Location	2010	2009	Amount
Derivative Liabilities
Interest rate swap contracts	Other liabilities	$932	$607	$40,000 - $45,000
Total		$932	$607

The following table shows the gain or (loss) recognized in other comprehensive income for derivatives designated as cash flow hedges (in thousands):

	For the three months ended		For the nine months ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009

Foreign exchange contracts (a)	$-	$-	$-	$(37)
Foreign exchange contracts (b)	-	-	-	(1,941)
Interest rate swap contracts	(181)	(360)	(774)	(527)
Total	$(181)	$(360)	$(774)	$(2,505)

(a)	Forward exchange contract dedesignated on July 4, 2009. See information below for amounts recognized in the Condensed Consolidated Statements of Operations after dedesignation.
(b)	Forward exchange contract dedesignated on February 12, 2009. See information below for amounts recognized in the Condensed Consolidated Statements of Operations after dedesignation.

During the three months and nine months ended October 1, 2010, the loss reclassified to income from other comprehensive income for derivative instruments designated as cash flow hedges was $0.1 million and $0.4 million, respectively. During the three months and nine months ended October 2, 2009, the loss reclassified from other comprehensive income for derivative instruments designated as cash flow hedges was not material. Over the next twelve months the amount related to cash flow hedges expected to be reclassified to income from other comprehensive income is $0.6 million.

During the three months and nine months ended October 2, 2009, the amount recorded in other income for the ineffective portion of derivative instruments designated as cash flow hedges was not material. No such amounts were recorded for the three months or nine months ended October 1, 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and nine months ended October 1, 2010 and October 2, 2009
(Unaudited)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Derivatives Not Designated as Hedging Instruments

The following table shows the fair value of derivative instruments not designated as hedging instruments (in thousands):

		Fair Value
	Balance Sheet	October 1,	December 31,	Notional
	Location	2010	2009	Amount
Derivative Assets
Foreign exchange contracts	Other current assets	$-	$16	$135
Foreign exchange contracts	Other current assets	-	72	187 Euro
Foreign exchange contracts	Other current assets	16	-	350 Euro
Foreign exchange contracts	Other current assets / Other assets	10,374	6,959	36,516 Australian Dollars
Total		$10,390	$7,047

Derivative Liabilities
Foreign exchange contracts	Other current liabilities	$-	$57	$1,900
Total		$-	$57

 On February 12, 2009, the Company dedesignated the forward contract it had entered into to hedge $36.5 million (AUD) of its $39.5 million (AUD) future minimum required payments to the Commonwealth of Australia. At October 1, 2010, the U.S. dollar value of the $36.5 million (AUD) payable was $35.5 million.

On July 4, 2009, the Company dedesignated the forward contract it had entered into to hedge future Euro obligations, due to a change in the timing of those payments.

The following table shows the location and amount of the gain (loss) recognized on the Condensed Consolidated Statements of Operations for derivatives not designated as hedge instruments (in thousands):

	Statement of	For the three months ended		For the nine months ended
	Operations	October 1,	October 2,	October 1,	October 2,
	Location	2010	2009	2010	2009
Derivative Assets
Foreign exchange contracts	Other expense, net	$-	$(3)	$5	$38
Foreign exchange contracts	Other expense, net	-	42	(55)	42
Foreign exchange contracts	Other expense, net	16	-	16	-
Foreign exchange contracts (a)	Other expense, net	4,698	2,035	3,415	6,607
Total		$4,714	$2,074	$3,381	$6,687

Derivative Liabilities
Foreign exchange contracts	Other expense, net	$-	$(85)	$(61)	$(85)
Total		$-	$(85)	$(61)	$(85)

(a)
For the three months and nine months ended October 1, 2010, the Company recorded income of $4.7 million and $2.7 million, respectively, to other expense related to the change in the value of the previously hedged $36.5 million (AUD) payable. For the three months and nine months ended October 2, 2009, the Company recorded expense of $2.5 million and $7.8 million, respectively, to other expense related to the change in the value of the previously hedged $36.5 million (AUD) payable.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and nine months ended October 1, 2010 and October 2, 2009
(Unaudited)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Hedges of a Net Investment in Foreign Operations

Prior to 2010, the Company maintained a Euro note, part of the revolving credit facility, which qualified and had been designated as an effective hedge against the Company’s investment in its German subsidiary (RWG).  This loan was repaid during the fourth quarter of 2009.

The following table shows the amount of the translation gain associated with the Euro note recorded in other comprehensive income (in thousands):

	For the three months ended		For the nine months ended
	October 1,	October 2,	October 1,	October 2,
Location	2010	2009	2010	2009

Cumulative Translation Adjustment	$-	$448	$-	$656
	$-	$448	$-	$656

The Company did not reclassify any amounts related to the Euro note from other comprehensive income to earnings during the three months or nine months ended October 1, 2010 or October 2, 2009. Over the next twelve months, the Company does not expect to reclassify any amounts related to the Euro note from other comprehensive income.

8. INVENTORIES

Inventories consist of the following (in thousands):

	October 1,	December 31,
	2010	2009

Merchandise for resale	$107,813	$95,904
Contracts and other work in process	181,306	170,742
Finished goods (including certain general stock materials)	18,897	18,617
Total	$308,016	$285,263

The increase in merchandise for resale is partially attributable to the three acquisitions in the Industrial Distribution segment. Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $5.8 million and $11.4 million at October 1, 2010 and December 31, 2009, respectively. The Company records revenue associated with these matters only when recovery can be estimated reliably and realization is probable. The reduction in this balance is due to the Company finalizing the contract price negotiations with Sikorsky related to the Canadian MH-92 helicopter program. This resulted in an increase in the contract value from approximately $6.0 million to approximately $11.0 million. Because this increase was less that anticipated, we recorded an additional contract loss of $2.0 million.

K-MAX® inventory of $23.5 million and $24.6 million as of October 1, 2010 and December 31, 2009, respectively, is included in contracts and other work in process inventory and finished goods. Management believes that a significant portion of this K-MAX inventory will be sold after October 1, 2011, based upon the anticipation of supporting the fleet for the foreseeable future.

SH-2G(I), formerly SH-2G(A), inventory of $53.9 million and $55.0 million at October 1, 2010 and December 31, 2009, respectively, is included in contracts and other work in process inventory. Management believes that a significant portion of this inventory could be sold after October 1, 2011, based upon the time needed to market the aircraft and prepare them for sale. For more information on the SH-2G(I) inventory, see Note 11, Commitments and Contingencies.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and nine months ended October 1, 2010 and October 2, 2009
(Unaudited)

9. ENVIRONMENTAL COSTS

The following table displays the activity and balances associated with accruals related to environmental costs included in other accruals and payables and other long-term liabilities (in thousands):

Balance at December 31, 2009	$15,606
Additions to accrual	532
Payments	(988)
Changes in foreign currency	(57)
Balance at October 1, 2010	$15,093

For further discussion of these matters, see Note 11, Commitments and Contingencies.

10. PENSION PLANS

Components of net pension cost for the Qualified Pension Plan and Supplemental Employees’ Retirement Plan (“SERP”) are as follows (in thousands):
	Qualified Pension Plan		SERP
	For the three months ended		For the three months ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009

Service cost for benefits earned	$2,752	$3,356	$98	$97
Interest cost on projected
benefit obligation	7,185	7,616	188	253
Expected return on plan assets	(7,987)	(7,904)	-	-
Effect of curtailment	-	-	737	-
Net amortization and deferral	554	871	105	(168)
Net pension cost	$2,504	$3,939	$1,128	$182

	Qualified Pension Plan		SERP
	For the nine months ended		For the nine months ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009

Service cost for benefits earned	$8,774	$10,068	$278	$292
Interest cost on projected
benefit obligation	21,920	22,847	592	759
Expected return on plan assets	(24,038)	(23,712)	-	-
Effect of curtailment	221	-	737	767
Net amortization and deferral	2,109	2,613	232	(504)
Net pension cost	$8,986	$11,816	$1,839	$1,314

The Company contributed $10.7 million for the 2010 plan year to the Qualified Pension Plan in July 2010 and does not expect to make any further contributions in 2010. The Company expects to contribute $3.3 million to the SERP for the 2010 plan year, of which $3.2 million has been contributed through October 1, 2010. For the 2009 plan year, the Company made contributions of $10.9 million to the Qualified Pension Plan and $5.7 million to the SERP.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and nine months ended October 1, 2010 and October 2, 2009
(Unaudited)

10. PENSION PLANS (Continued)

The following table shows the change in the Company’s pension liability related to the qualified pension plan from December 31, 2009:

Balance at December 31, 2009	$157,266
Remeasurement	1,568
Pension expense	6,595
Employer contribution	(10,700)
Effect of curtailment	(40,716)
Balance at October 1, 2010	$114,013

On February 23, 2010, the Company’s Board of Directors also authorized certain enhancements to the Company’s Defined Contribution Plan including, among other things, an increase in employer matching contributions made to the plan based on each participant’s pre-tax contributions. The enhancements will become effective January 1, 2011.

11. COMMITMENTS AND CONTINGENCIES

Legal Matters

Two warranty matters continue to impact the FMU-143 program at the Aerospace segment’s Orlando facility (“Orlando Facility”). The items involved are an impact switch embedded in certain bomb fuzes that was recalled by a supplier and an incorrect version of a part, called a bellows motor, found to be contained in bomb fuzes manufactured for the U.S. Army, which utilized systems that originated before the Orlando Facility was acquired by the Company. The U.S. Army Sustainment Command (“USASC”), the procurement agency that administers the FMU-143 contract, had authorized warranty rework for the bellows motor matter in late 2004/early 2005; however, the Company was not permitted to finish the rework due to issues raised by the USASC primarily related to administrative matters and requests for verification of the accuracy of test equipment (which accuracy was subsequently verified).

In late 2006, the USASC informed the Company that it was changing its remedy under the contract from performance of warranty rework to an "equitable adjustment" to the contract price. The Company responded, explaining its view that it had complied with contract requirements. In June 2007, the USASC affirmed its position and gave instructions for disposition of the subject fuzes, including both the impact switch and bellows motor-related items, to a Navy facility and the Company complied with that direction. By letter dated July 16, 2009, the USASC informed the Company of its demand for payment of $9.8 million under the contract related to warranty rework. In November 2009, the United States Government (“USG”) also instituted suit, alleging liability associated with this matter, including specific claims of approximately $6.0 million (treble damages) in connection with allegedly "false claims" by the Company for payment for fuzes containing the incorrect version of the part and $3.0 million in connection with rework. At October 1, 2010, the Company had no amount accrued for this demand, as the Company believes that all these allegations are unfounded, and it is defending itself vigorously.

As reported previously, a separate contract dispute between the Orlando Facility and the USASC relative to the FMU-143 fuze program is now in litigation. Generally, the USASC has alleged the existence of latent defects in certain fuzes due to unauthorized rework during production and has sought to revoke its acceptance. Management believes that the Orlando Facility has performed in accordance with the contract and rather that it is the government that has materially breached its terms in several ways; as a result, during the fourth quarter of 2007, the Company cancelled the contract and, in January 2008, commenced litigation before the Armed Services Board of Contract Appeals (the “Board”) requesting a declaratory judgment that the cancellation was proper. Shortly thereafter, the USASC notified the Company that it was terminating the contract for default, making the allegations noted above, and the Company filed a second complaint with the Board appealing that termination decision.  The litigation process continues. In the same July 2009 letter referenced above, USASC also demanded a repayment by the Company of $5.7 million for these alleged latent defects. The Company also contests this demand and has filed an appeal before the Board. At October 1, 2010, the Company had no amount accrued for these matters as it believes that the likelihood of an adverse outcome to this litigation is remote.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and nine months ended October 1, 2010 and October 2, 2009
(Unaudited)

11. COMMITMENTS AND CONTINGENCIES (Continued)

Other Matters

Revenue Sharing Agreement with the Commonwealth of Australia

The Company is actively engaged in efforts to resell the former Australia SH-2G(A) (now designated the SH-2G(I)) aircraft, spare parts and equipment to other potential customers. Pursuant to the terms of its revenue sharing agreement with the Commonwealth of Australia, the Company will share all proceeds from the resale of the aircraft, spare parts, and equipment with the Commonwealth on a predetermined basis, and total payments of at least $39.5 million (AUD) must be made to the Commonwealth regardless of sales, of which at least $26.7 million (AUD) must be paid by March 2011. Additional payments of $6.4 million (AUD) each must be paid in March of 2012 and 2013 to the extent that cumulative payments have not yet reached $39.5 million (AUD) as of such dates.

In addition, to secure these payments, the Company has provided the Commonwealth with a $39.5 million (AUD) unconditional letter of credit, which is being reduced as such payments are made. Through October 1, 2010, the Company had made required payments of $2.5 million (AUD). As of that date, the U.S. dollar value of the remaining $37.0 million (AUD) required payment was $36.0 million. In late 2008, the Company entered into foreign currency exchange contracts that limit the foreign currency risks associated with these required payments. These contracts will enable the Company to purchase $36.5 million (AUD) for $23.7 million. See Note 7, Derivative Financial Instruments, for further discussion of these instruments.

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

New Hartford

In connection with sale of the Company’s Music segment in 2007, the Company assumed responsibility for meeting certain requirements of the Connecticut Transfer Act (the “Transfer Act”) that applied to our transfer of the New Hartford, Connecticut, facility leased by that segment for guitar manufacturing purposes (“Ovation”). Under the Transfer Act, those responsibilities essentially consist of assessing the site's environmental conditions and remediating environmental impairments, if any, caused by Ovation's operations prior to the sale. The site is a multi-tenant industrial park, in which Ovation and other unrelated entities lease space. The environmental assessment process, which began in 2008, is still in process.

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
For the three months and nine months ended October 1, 2010 and October 2, 2009
(Unaudited)

11. COMMITMENTS AND CONTINGENCIES (Continued)

Other Matters – Continued

Bloomfield

In connection with the Company’s 2008 purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR, the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and continues the effort to define the scope of the remediation that will be required by the CTDEP. The assumed environmental liability of $10.3 million was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $2.7 million. A portion ($1.5 million) of the accrual related to this property is included in other accruals and payables, and the balance is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

United Kingdom

In connection with the purchase of U.K. Composites, the Company accrued, at the time of acquisition, £1.6 million for environmental compliance at the facilities. The total amount paid to date in connection with these environmental remediation activities is £0.3 million. The U.S. dollar equivalent of the remaining environmental compliance liability as of October 1, 2010 is $2.1 million, which is included in other accruals and payables. The Company continues to assess the work that may be required, which may result in a change to this accrual. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

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

12.  CREDIT ARRANGEMENTS

On September 20, 2010, the Company entered into a four-year $275.0 million Amended and Restated Revolving Credit Agreement with co-lead arrangers Bank of America Securities LLC, JP Morgan Securities LLC, and RBS Citizens N.A. and a syndicate of lenders (“Revolving Credit Agreement”), which replaced its then existing $225.0 million senior revolving credit facility which was due to expire on September 17, 2012 (the “Former Revolving Credit Agreement”). The Revolving Credit Agreement includes an “accordion” feature that allows the Company to increase the aggregate amount available to $350.0 million, subject to additional commitments from lenders. The Revolving Credit Agreement may be used for working capital, letters of credit and other general corporate purposes, including acquisitions.

The Revolving Credit Agreement permits the Company to pay cash dividends. The lenders have been granted a security interest in substantially all of the Company’s and its domestic subsidiaries’ personal property and other assets (including intellectual property but excluding real estate), including a pledge of 66% of the Company’s equity interest in certain foreign subsidiaries and 100% of the Company’s equity interest in its domestic subsidiaries, as collateral for the Company’s obligations under the Revolving Credit Agreement. At October 1, 2010, there was $106.4 million outstanding under the Revolving Credit Agreement, with $168.6 million available for borrowing, including letters of credit. Letters of credit are considered borrowings for purposes of the Revolving Credit Agreement. A total of $42.1 million in letters of credit was outstanding under the Revolving Credit Agreement at October 1, 2010, $36.0 million of which was related to the guaranteed minimum payments to Australia in connection with the ownership transfer of the 11 SH-2G(A) helicopters (along with spare parts and associated equipment). At December 31, 2009, there was $56.8 million outstanding under the Former Revolving Credit Agreement, with $168.2 million available for borrowing, including letters of credit. A total of $40.0 million in letters of credit was outstanding under the Former Revolving Credit Agreement at December 31, 2009, $34.2 million of which was related to the Australian SH-2G(A) Super Seasprite Program.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and nine months ended October 1, 2010 and October 2, 2009
(Unaudited)

12.  CREDIT ARRANGEMENTS (Continued)

Interest rates on amounts outstanding under the Revolving Credit Agreement are variable, and are determined based on the Consolidated Senior Secured Leverage Ratio, as defined in the Revolving Credit Agreement. At October 1, 2010, the interest rate for the outstanding amounts on the Revolving Credit Agreement was 3.69%. In addition, the Company is required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.35% to 0.50% per annum, based on the Consolidated Senior Secured Leverage Ratio. Fees for outstanding letters of credit range from 2.00% to 3.00%, based on the Consolidated Senior Secured Leverage Ratio.

On September 20, 2010, the Company entered into the Second Amended and Restated Term Loan Credit Agreement, which was originally entered into on October 29, 2008 and amended and restated on September 17, 2009 (“Term Loan Agreement”). The Term Loan Agreement, which is in addition to the Revolving Credit Agreement, is a $42.5 million facility with a four-year term. Principal payments of $1.25 million are due quarterly, with $22.5 million of the initial aggregate principal payable in the final quarter.  The Company may increase the term loan by up to an aggregate of $50 million with additional commitments from the banks or new commitments from acceptable financial institutions.  In conjunction with the entry into the Revolving Credit Agreement on September 20, 2010, the Term Loan Agreement was amended to allow for security interests, interest rates and financial covenants consistent with those defined in the Revolving Credit Agreement. As of October 1, 2010 and December 31, 2009, $41.3 million and $45.0 million was outstanding, respectively, on the Term Loan Agreement.

The financial covenants associated with the Revolving Credit Agreement and Term Loan Agreement include a requirement that (i) the ratio of Consolidated Senior Secured Indebtedness to Consolidated EBITDA, as defined in the Revolving Credit Agreement, cannot be greater than 3.50 to 1.00, (ii) the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, as defined in the Revolving Credit Agreement, cannot be greater than 4.00 to 1.00, and iii) the ratio of Consolidated EBITDA, as defined in the Revolving Credit Agreement, to the sum of (a) all interest, premium payments, debt discounts, fees, charges and related expenses and (b) the portion of rent expense under capital leases that is treated as interest expense cannot be less than 4.00 to 1.00. The Company was in compliance with those financial covenants as of and for the quarter ended October 1, 2010, and management does not anticipate noncompliance in the foreseeable future.

The Company incurred $2.3 million in debt issuance costs in connection with the Revolving Credit Agreement and Term Loan Agreement amendments. These costs have been capitalized and will be amortized over the term of the facility. Total amortization expense for the three months and nine months ended October 1, 2010 was $1.0 million and $1.7 million, respectively, including $0.6 million in the write-off of capitalized fees related to the former revolving credit agreement. Total amortization expense for the three months and nine months ended October 2, 2009 was $0.1 million and $0.3 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and nine months ended October 1, 2010 and October 2, 2009
(Unaudited)

13. COMPUTATION OF EARNINGS PER SHARE

The computation of basic earnings per share is based on net earnings divided by the weighted average number of shares of common stock outstanding for each year. The computation of diluted earnings per share includes the common stock equivalency of dilutive options granted to employees under the Stock Incentive Plan.

	For the three months ended		For the nine months ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
	(in thousands, except per share amount)		(in thousands, except per share amount)

Net earnings	$15,825	$9,624	$23,628	$24,394

Basic:
Weighted average basic shares outstanding	25,956	25,672	25,904	25,615
Basic earnings per share	$0.61	$0.37	$0.91	$0.95

Diluted:
Weighted average basic shares outstanding	25,956	25,672	25,904	25,615
Weighted average shares issuable on exercise
Of dilutive stock options	148	159	167	102
Weighted average diluted shares outstanding	26,104	25,831	26,071	25,717

Diluted earnings per share	$0.61	$0.37	$0.91	$0.95

Excluded from the diluted earnings per share calculation are 519,625 and 519,903 anti-dilutive shares granted to employees, for the three months and nine months ended October 1, 2010, respectively.  Excluded from the diluted earnings per share calculation are 634,577 and 675,294 anti-dilutive shares granted to employees, for the three months and nine months ended October 2, 2009, respectively.

14. SHARE-BASED ARRANGEMENTS

Plan Amendments

Effective October 13, 2009, the Company’s Board of Directors amended the 2003 Stock Incentive Plan (the “2003 Plan”). In general, the amendment increased the total number of shares of common stock available for issuance by 2,000,000. The October 13, 2009 amendment also added Restricted Stock Units (“RSU’s”) to the potential awards that can be made under the 2003 Plan. On February 23, 2010, the 2003 Plan was further amended to clarify the definition of persons eligible to receive awards. On April 5, 2010, the 2003 Plan was further amended to reduce from 2,000,000 to 950,000 the increase in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2003 Plan. Effective October 13, 2009, the Company’s Board of Directors amended the Employees Stock Purchase Plan (“ESPP”). In general, the amendment increased the total number of shares of common stock that may be purchased by participating employees by 500,000. On April 5, 2010, the ESPP was further amended to expressly provide that the maximum duration of the “offering periods” contemplated by the ESPP shall not exceed twenty-seven (27) months, which is consistent with the Company’s current practice. These amendments required shareholder approval, which was received at the Company’s 2010 annual shareholders’ meeting.

On October 12, 2010 the 2003 Plan and the ESPP were further amended by the Company. The 2003 Plan amendment was a technical correction of an inconsistency between the treatment of RSU’s and Restricted Stock Awards (“RSA’s”) in the context of change in control. The purpose of the ESPP amendment was to incorporate new regulations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and nine months ended October 1, 2010 and October 2, 2009
(Unaudited)

14. SHARE-BASED ARRANGEMENTS (Continued)

Stock Plan Activity

The following table summarizes share-based compensation expense recorded during each period presented (in thousands):

	For the three months ended		For the nine months ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
Stock options	$280	$244	$1,136	$906
Restricted stock awards	491	300	2,181	1,296
Stock appreciation rights	72	71	46	22
Employee stock purchase plan	70	64	204	182
Total share-based compensation	$913	$679	$3,567	$2,406

Stock option activity was as follows:

	For the three months ended		For the nine months ended
	October 1, 2010		October 1, 2010
	Stock Options	Weighted-average exercise price	Stock Options	Weighted-average exercise price
Stock options outstanding at beginning of period	1,066,970	$20.39	889,876	$18.50
Granted	-	-	231,300	26.07
Exercised	(34,448)	14.54	(81,154)	14.28
Forfeited or expired	-	-	(7,500)	10.31
Stock options outstanding at October 1, 2010	1,032,522	$20.58	1,032,522	$20.58

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	For the three months ended		For the nine months ended
	October 1,	October 2,	October 1,	October 2,
	2010*	2009*	2010	2009
Expected option term	- years	- years	6.5 years	6.5 years
Expected volatility	0.0%	0.0%	46.1%	47.7%
Risk-free interest rate	0.0%	0.0%	3.2%	2.0%
Expected dividend yield	0.0%	0.0%	3.3%	2.2%
Per share fair value of options granted	$-	$-	$9.28	$6.43

* No stock options were granted for the three months ended October 1, 2010 or October 2, 2009.

Restricted Stock activity was as follows:

	For the three months ended		For the nine months ended
	October 1, 2010		October 1, 2010
	Restricted Stock Awards	Weighted-average grant date fair value	Restricted Stock Awards	Weighted-average grant date fair value
Restricted Stock outstanding at beginning of period	317,667	$23.06	270,288	$21.80
Granted	500	23.75	105,080	26.05
Vested	(11,000)	30.33	(67,862)	23.87
Forfeited or expired	-	-	(339)	23.69
Restricted Stock outstanding at October 1, 2010	307,167	$22.80	307,167	$22.80

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and nine months ended October 1, 2010 and October 2, 2009
(Unaudited)

14. SHARE-BASED ARRANGEMENTS (Continued)

Stock Plan Activity - continued

Stock Appreciation Rights (“SARs”) activity was as follows:

	For the three months ended		For the nine months ended
	October 1, 2010		October 1, 2010
	Stock Appreciation Rights	Weighted-average exercise price	Stock Appreciation Rights	Weighted-average exercise price
SARs outstanding at beginning of period	21,700	$10.66	21,700	$10.66
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
SARs outstanding at October 1, 2010	21,700	$10.66	21,700	$10.66

No cash was paid to settle stock appreciation rights (at intrinsic value) during the three months or nine months ended October 1, 2010.  Total cash paid to settle stock appreciation rights (at intrinsic value) during the nine months ended October 2, 2009, was $0.1 million. No cash was paid to settle stock appreciation rights (at intrinsic value) during the three months ended October 2, 2009. The liability related to SARs outstanding is adjusted on a quarterly basis using the Black-Scholes valuation model.

15. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company for the nine-month period ended October 1, 2010 (in thousands):

	Balance at			Foreign	Balance at
	December 31,			Currency	October 1,
	2009	Additions	Impairments	Adjustments	2010
Industrial Distribution	$15,423	$24,415	$-	$19	$39,857
Aerospace	72,767	22	-	(1,079)	71,710
Total	$88,190	$24,437	$-	$(1,060)	$111,567

The increase in the goodwill balance at October 1, 2010 as compared to December 31, 2009 is primarily due to the acquisitions of Fawick, Allied and Minarik. See Note 4, Acquisitions, for further discussion of the acquisitions.

Other Intangible Assets

Other intangible assets consisted of (in thousands):

		At October 1,		At December 31,
		2010		2009
	Amortization	Gross	Accumulated	Gross	Accumulated
	Period	Amount	Amortization	Amount	Amortization
Customer lists / relationships	10-21 years	$46,850	$(4,398)	$30,632	$(2,559)
Trademarks / trade names	3-7 years	1,396	(317)	1,007	(627)
Non-Compete agreements	2-9 years	3,222	(1,201)	1,397	(736)
Patents	17 years	655	(440)	669	(438)
Total		$52,123	$(6,356)	$33,705	$(4,360)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and nine months ended October 1, 2010 and October 2, 2009
(Unaudited)

15. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Other Intangible Assets - continued

The increase in the gross balance of the Company’s intangible assets at October 1, 2010 as compared to December 31, 2009 is due to the addition of intangible assets related to the acquisitions of Fawick, Allied and Minarik, offset by fluctuations in foreign currencies. See Note 4, Acquisitions, for further discussion of the acquisitions.

Other

During the first quarter of 2010, the Company was informally notified by a customer of its intent to terminate a contract that had been obtained in one of the Company’s aerospace acquisitions. If this contract were to be terminated, the Company believes that it would be a termination for convenience by the customer. Through the date of this filing, the contract has not been terminated and management continues to work with this customer to develop a resolution that is acceptable to both parties, which could include new business opportunities.

If the Company is unable to reach an acceptable resolution, it may be required to perform a test for impairment of the tangible and intangible assets associated with this reporting unit which could result in the Company recording a non-cash impairment charge. As of October 1, 2010, the Company had goodwill of $37.2 million and other intangible assets of $22.7 million associated with this reporting unit.

16. SEGMENT INFORMATION

Summarized financial information by segment is as follows (in thousands):

	For the three months ended		For the nine months ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
Net sales:
Industrial Distribution	$223,127	$162,921	$613,310	$495,781
Aerospace	136,418	126,980	340,094	381,378
Net sales	$359,545	$289,901	$953,404	$877,159

Operating income:
Industrial Distribution	$8,494	$3,388	$21,019	$9,232
Aerospace	19,017	19,906	40,764	56,803
Net gain (loss) on sale of assets	(5)	(3)	515	37
Corporate expense	(7,914)	(8,625)	(27,023)	(25,836)
Operating income	19,592	14,666	35,275	40,236

Interest (income) expense, net	(3,529)	1,270	862	3,909
Other (income) expense, net	(24)	621	(691)	1,235

Earnings before income taxes	23,145	12,775	35,104	35,092
Income tax expense	7,320	3,151	11,476	10,698
Net earnings	$15,825	$9,624	$23,628	$24,394

Included in Corporate expense for the nine months ended October 1, 2010 is $1.1 million of costs incurred in connection with acquisitions. No such costs were recorded during the three months ended October 1, 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and nine months ended October 1, 2010 and October 2, 2009
(Unaudited)

17. SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Changes in shareholders’ equity for the nine months ended October 1, 2010, were as follows (in thousands):

Balance at December 31, 2009	$312,900
Net earnings	23,628
Change in pension & post-retirement benefit plans, net	25,897
Foreign currency translation adjustment, net	(2,917)
Unrealized gain (loss) on derivative instruments, net	(222)
Dividends declared	(10,894)
Employee stock plans and related tax benefit	1,510
Share-based compensation activity	3,521
Balance at October 1, 2010	$353,423

Total comprehensive income (loss) is shown below (in thousands):
	For the three months ended
	October 1,	October 2,
	2010	2009

Net income	$15,825	$9,624
Change in pension and post-retirement benefit plans,
net of tax of expense of $250 and $225, respectively	408	367
Foreign currency translation adjustment, net of tax
benefit of $0 and $170, respectively	5,286	(2,367)
Unrealized gain (loss) on derivative instrument, net of
tax benefit of $14 and $133, respectively	(23)	276
Total comprehensive income	$21,496	$7,900

Amounts reclassified from other comprehensive income into net income for changes in pension and post-retirement benefit plans were $0.6 million and $0.4 million for the three months ended October 1, 2010 and October 2, 2009, respectively.

	For the nine months ended
	October 1,	October 2,
	2010	2009

Net income	$23,628	$24,394
Change in pension and post-retirement benefit plans,
net of tax of expense of $15,872 and $966, respectively	25,897	1,576
Foreign currency translation adjustment, net of tax
benefit of $0 and $249, respectively	(2,917)	8,310
Unrealized gain (loss) on derivative instrument,
net of tax benefit of $136 and $956, respectively	(222)	(1,560)
Total comprehensive income	$46,386	$32,720

Amounts reclassified from other comprehensive income into net income for changes in pension and post-retirement benefit plans were $2.3 million and $1.6 million for the nine months ended October 1, 2010 and October 2, 2009, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and nine months ended October 1, 2010 and October 2, 2009
(Unaudited)

17. SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Continued)

The components of accumulated other comprehensive income (loss) are shown below (in thousands):

	As of
	October 1,	December 31,
	2010	2009

Changes in pension and post-retirement benefit plans	$(62,989)	$(88,887)
Foreign currency translation adjustment	(17,242)	(14,326)
Unrealized gain (loss) on derivative instruments	(1,052)	(829)
Accumulated other comprehensive income (loss)	$(81,283)	$(104,042)

18. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of these financial statements. No material subsequent events were identified that required disclosure.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide readers of our consolidated financial statements with the perspectives of management. The MD&A presents in narrative form information regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results. This will allow our shareholders to obtain a comprehensive understanding of our businesses, strategies, current trends and future prospects. Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in our 2009 Form 10-K and this Form 10-Q.

OVERVIEW OF BUSINESS

Kaman Corporation is composed of two business segments:
●	Industrial Distribution, the third largest power transmission/motion control industrial distributor in North America.
●	Aerospace, a manufacturer and subcontractor in the global commercial and military aerospace and defense markets.

The following is a summary of our financial performance and recap of key events:

Financial performance
●	Net sales increased 24.0% and 8.7% for the three months and nine months ended October 1, 2010, respectively, compared to the comparable periods in the prior year.
●	Net earnings increased 64.4% for the three months ended October 1, 2010 and decreased 3.1% for nine months ended October 1, 2010 when compared to the comparable periods in the prior year.
●
Diluted earnings per share, when compared to the comparable periods in the prior year, increased 64.9% to $0.61 for the three months ended October 1, 2010 and decreased 4.2% to $0.91 for the nine months ended October 1, 2010.

●	Cash flows provided by operating activities were $27.1 million for the nine months ended October 1, 2010, a decrease of $21.4 million when compared to the comparable period in the prior year.

Key events
●	Sales for the three months ended October 1, 2010 of $359.5 million, a record quarter sales for Kaman Corporation.
●
During the third quarter we were awarded an add-on to Option 7 of the JPF Program for Foreign Military Sales (“FMS”) with an additional value of $36.0 million. The total value of Option 7 is now $81.5 million.

●	On August 2, 2010, we resumed production of the JPF, delivering over 9,000 fuzes during the quarter.
●	On September 1, 2010, Steven J. Smidler assumed the role of President of Kaman Industrial Technologies Corporation, following the retirement of T. Jack Cahill on August 31, 2010.
●
During the third quarter we finalized the negotiations with Sikorsky related to the contract price of the Canadian MH-92 program resulting in an increase in the contract value from approximately $6.0 million to approximately $11.0 million. Because this increase was less than anticipated, we recorded an additional contract loss of $2.0 million.

●
During the third quarter we received a payment of $6.6 million related to the claim for look-back interest we filed with the Internal Revenue Service in connection with the Australian SH-2G(A) Super Seasprite Helicopter program. This was recorded as interest income during the quarter.

●
On September 20, 2010 we amended our $225.0 million revolving credit facility with a four-year $275.0 million revolving credit facility. Also, on September 20, 2010, we amended our existing term loan with a four-year $42.5 million term loan.

●
In October 2010, Lockheed Martin, submitted a proposal in response to NAVAIR’s Unmanned Aerial System Services request for proposal. Our K-MAX® helicopter, in combination with the Lockheed Martin mission management system, is the platform proposed to satisfy the requirements of the competition.

●	During the fourth quarter of 2010 we plan to open a low cost manufacturing facility in Chihuahua, Mexico.

Key events from the first half of the year

●
In January, the Unmanned K-MAX® helicopter successfully completed its demonstration for the U.S. Marine Corps. The demonstration showed the ability of the Unmanned K-MAX® to deliver cargo to troops in extreme environments and at high altitudes.

●	On February 26, 2010, we acquired Fawick de Mexico, S.A. de C. V. (“Fawick”) of Mexico City, Mexico for $4.9 million.
●	On April 5, 2010, we acquired Allied Bearings Supply Company (“Allied”) of Tulsa, Oklahoma for $15.2 million.
●	On April 30, 2010, we acquired Minarik Corporation (“Minarik”) of Glendale, California for $42.5 million, the largest acquisition ever completed by our Industrial Distribution segment.

CONSOLIDATED RESULTS OF OPERATIONS

Net Sales

	For the three months ended		For the nine months ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net sales	$359,545	$289,901	$953,404	$877,159
$ change	69,644	(45,232)	76,245	(60,040)
% change	24.0%	-13.5%	8.7%	-6.4%

The increase in net sales for the three months ended October 1, 2010 versus the comparable period in 2009 was attributable to an increase in sales at our Industrial Distribution and Aerospace segments, partially offset by the unfavorable impact of foreign currency exchange rates of $0.5 million. The increase in net sales for the nine months ended October 1, 2010 versus the comparable period in 2009 was attributable to an increase in sales at our Industrial Distribution segment and the favorable impact of foreign currency exchange rates of $1.8 million, partially offset by a decrease in sales at our Aerospace segment. See Segment Results of Operations and Financial Condition for further discussion of segment net sales.

Gross Profit

	For the three months ended		For the nine months ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Gross profit	$93,763	$76,692	$249,778	$232,858
$ change	17,071	(12,181)	16,920	(18,878)
% change	22.3%	-13.7%	7.3%	-7.5%
% of net sales	26.1%	26.5%	26.2%	26.5%

Gross profit increased for the three months ended October 1, 2010 versus the comparable period in 2009 primarily due to a significant increase in gross profit at our Industrial Distribution segment and a modest increase in gross profit at our Aerospace segment. The increase in Industrial Distribution gross profit was primarily a result of higher sales volume compared to the prior year and the addition of gross profit from the acquisitions completed during the year. The increase in gross profit at our Aerospace segment was due to an increase in gross profit for our JPF program resulting from the improved pricing related to deliveries under Option 6, increased margin on our bearing product lines despite a decrease in sales volume and an increase in gross profit on the Sikorsky BLACK HAWK Helicopter program resulting from an increase in deliveries compared to the prior year. These increases were partially offset by the $2.0 million charge resulting from the resolution of the Sikorsky Canadian MH-92 contract negotiations and a reduction in C-17 program volume.

Gross profit increased for the nine months ended October 1, 2010 versus the comparable period in 2009 primarily due to an increase in gross profit at our Industrial Distribution segment, offset by a decrease in gross profit at our Aerospace segment. The increase in Industrial Distribution gross profit was primarily a result of higher sales volume compared to the prior year and the addition of gross profit from the acquisitions completed during the year. The decrease in gross profit at our Aerospace segment was due to a decrease in sales volume related to our bearing product lines, $3.2 million in contract losses on the Sikorsky Canadian MH-92 program, $1.1 million in losses on our Bell Helicopter program due to inefficiencies and scrap on our initial production units, reduced gross profit on the C-17 program due to a reduction in volume requirements and $2.2 million in losses resulting from a reduction in quantities required by our customer for one of our fuze programs. These decreases were partially offset by an increase in gross profit for our JPF program resulting from the improved pricing related to deliveries under Option 6, an increase in gross profit on the Sikorsky BLACK HAWK Helicopter program resulting from an increase in deliveries compared to the prior year and an increase in gross profit on our blade erosion coating programs.

Selling, General & Administrative Expenses (S,G&A)

	For the three months ended		For the nine months ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
S,G and A	$74,166	$62,023	$215,018	$192,659
$ change	12,143	(2,703)	22,359	1,461
% change	19.6%	-4.2%	11.6%	0.8%
% of net sales	20.6%	21.4%	22.6%	22.0%

S,G&A increased for the three months ended October 1, 2010 versus the comparable period in 2009 due to the additional S,G&A expense resulting from the three Industrial Distribution acquisitions, an increase in our Industrial Distribution segment’s organic S,G&A expenses and an increase in expense at our Aerospace segment. These increases were partially offset by a decrease in Corporate expense. The increase in organic S,G&A expense at our Industrial Distribution segment is due to an increase in variable costs such as sales commissions and other employee related costs resulting from the higher sales volume.  The increase in expense at our Aerospace segment is due an increase in legal fees associated with the FMU-143 program litigation matters. See Note 11, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements for further discussion of this matter. The decrease in Corporate expense is primarily attributable to a $1.5 million decrease in group health insurance expense as a result of lower medical claim activity and a $0.4 million decrease in post-retirement benefits expense, partially offset by a $1.0 million increase in incentive compensation expense.

S,G&A increased for the nine months ended October 1, 2010 versus the comparable period in 2009 due to an increase in our Corporate expenses and an increase in expense at our Industrial Distribution and Aerospace segments. The increase in our Corporate expenses was primarily due to $1.1 million in acquisition related costs.  The higher expense at our Industrial Distribution segment is attributable to the second quarter acquisitions as well as the absence of certain one-time benefits related to employee furloughs taken in the prior year and an increase in variable costs such as sales commissions and other employee related costs resulting from the higher sales volume. The increase in expense at our Aerospace segment is due an increase in legal fees associated with the FMU-143 program litigation matters.

Operating Income

	For the three months ended		For the nine months ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Operating income	$19,592	$14,666	$35,275	$40,236
$ change	4,926	(9,782)	(4,961)	(12,586)
% change	33.6%	-40.0%	-12.3%	-23.8%
% of net sales	5.4%	5.1%	3.7%	4.6%

The increase in operating income for the three months ended October 1, 2010 versus the same period in 2009 was primarily driven by a significant increase in operating income at our Industrial Distribution segment and a decrease in Corporate expenses, offset slightly by the decrease in operating income at our Aerospace segment.  See Segment Results of Operations and Financial Condition for further discussion of segment operating income.

The decrease in operating income for the nine months ended October 1, 2010 versus the same period in 2009 was primarily driven by a significant decrease in operating income at our Aerospace segment and an increase in Corporate expenses, offset slightly by the increase in operating income at our Industrial Distribution segment.  See Segment Results of Operations and Financial Condition for further discussion of segment operating income.

Interest (Income) Expense, Net

	For the three months ended		For the nine months ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Interest (income) expense, net	$(3,529)	$1,270	$862	$3,909

Net interest expense generally consists of interest charged on borrowings and the amortization of capitalized debt issuance costs, offset by interest income. The change in net interest (income) expense, net for the three months and nine months ended October 1, 2010 versus the comparable periods in 2009 was primarily due to the receipt of $6.6 million of look-back interest during the period, partially offset by an increase in interest expense. The increase in interest expense is due to higher interest rates on amounts outstanding under our revolving credit agreement and increased amortization of capitalized fees. For the full year, we anticipate interest expense, excluding the $6.6 million in look-back interest, to be $9.8 million when compared to 2009.

Effective Income Tax Rate

	For the three months ended		For the nine months ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Effective income tax rate	31.6%	24.7%	32.7%	30.5%

The effective tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the year. The tax rate for the three months ended October 1, 2010 was favorably impacted by discrete quarterly adjustments, including a tax rate decrease enacted in the U.K. The higher tax rate when compared to the corresponding prior year period is due to a one-time tax benefit for foreign exchange losses incurred in the prior year period as part of an international recapitalization, and from a discrete benefit in the prior year due to certain foreign tax incentives. We anticipate the effective tax rate for the full year 2010 will be in the range of 33-34%.

Other Matters

Information regarding our various environmental remediation activities and the December 2008 workplace accident that occurred at one of our U.K. Composites facilities and associated accruals can be found in Note 11, Commitment and Contingencies, in the Notes to Condensed Consolidated Financial Statements.

SEGMENT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Industrial Distribution Segment

Outlook

In the third quarter of 2010, sales volume increased from the levels experienced during the second quarter. Additionally, the acquired businesses have performed beyond our expectations and are expected to be accretive for 2010. We have seen an increase in our operating margin for the nine months ended October 1, 2010 to 3.4% from 1.9% during the same period in 2009. This increase is due to increased sales volume across all markets, higher operating margin on sales contributed by our acquired businesses, and the 2010 impact of measured and appropriate cost reductions undertaken during 2009. This higher operating margin was achieved despite increased pressure on pricing as our customers continue to focus on cost control. We will continue to emphasize cost reduction, margin improvements, and market share gains. For the full year 2010, we anticipate organic sales growth to be 10-13%; sales, inclusive of completed acquisitions, to be $810 million to $830 million; and full-year operating margin to be 3.3-3.5%.

Our Strategy

The primary strategies for the Industrial Distribution segment are to:

1.	Expand our geographic footprint in major industrial markets to enhance our position in the competition for regional and national accounts.

In order to increase our geographic footprint, we continue to explore potential acquisition candidates that are consistent with our strategic objectives. By so doing, we intend to more clearly establish our business as one that can provide comprehensive services to our customers who are continually looking to streamline their procurement operations and consolidate supplier relationships.

2.      Gain additional business from existing customers through expanded product and service offerings.

In recent years, we have worked to increase market share in several less cyclical markets including the food and beverage, coal mining and energy industries. We are also expanding our presence in the power generation and utilities markets, two other less cyclical industries. We have been successful in this endeavor, as evidenced by our national account wins, and we continue to target these industries. The acquisitions completed so far in 2010 have allowed us to expand our geographical footprint, provide better levels of support for motion control products and more effectively balance our business between the Original Equipment Manufacturer (“OEM”) and the Maintenance, Repair and Operations (“MRO”) markets.

Results of Operations

	For the three months ended		For the nine months ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net sales	$223,127	$162,921	$613,310	$495,781
$ change	60,206	(41,354)	117,529	(93,992)
% change	37.0%	-20.2%	23.7%	-15.9%

Operating income	$8,494	$3,388	$21,019	$9,232
$ change	5,106	(7,316)	11,787	(20,280)
% change	150.7%	-68.3%	127.7%	-68.7%
% of net sales	3.8%	2.1%	3.4%	1.9%

Net Sales

Net sales for the three months and nine months ended October 1, 2010 increased versus the comparable periods in 2009 due to increases in organic sales of 15.3% and 11.2%, respectively. The acquisitions completed in 2010 contributed sales of approximately $35.3 million and $62.0 million for the three months and nine months ended October 1, 2010, respectively. The following represents organic sales per day for the last five quarters (in thousands):

	For the three months ended
	October 1,	July 2,	April 2,	December 31,	October 2,
	2010	2010	2010	2009	2009
Net sales	$223,127	$210,924	$179,259	$149,754	$162,921
Acquisition related sales	35,254	26,729	-	-	-
Organic sales	$187,873	$184,195	$179,259	$149,754	$162,921

Sales days	63	64	65	60	64
Organic sales per sales day (a)	$2,982	$2,878	$2,758	$2,496	$2,546
% change - sequential	3.6%	4.4%	10.5%	-2.0%	2.8%

(a) Organic sales per sales day is a metric management uses to evaluate performance trends at its Industrial Distribution segment and is calculated by taking total organic sales for the quarter divided by the number of sales days during the quarter. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Non-GAAP Financial Measures.”

Organic sales per day continue to rebound compared to prior periods. The increases in organic sales are due to increases in sales volume to both OEM and MRO customers and the impact of favorable foreign currency exchange rates for the three-month and nine-month periods ended October 1, 2010 of $0.5 million and $2.5 million, respectively.

Operating Income

Operating income increased for the three months and nine months ended October 1, 2010 versus the comparable periods in 2009 primarily due to the increase in sales volume and the resulting impact on our ability to leverage operating costs, higher rebate income, the addition of $2.1 million and $3.2 million in operating income from the three acquisitions for the three months and nine months ended October 1, 2010, respectively. The increases were partially offset by an increase in variable costs such as sales commissions and other employee related costs resulting from the higher sales volume. Operating income for the nine months ended October 2, 2009 also benefited from a one-time cost savings of $1.3 million due to a business-wide furlough in the second quarter of 2009.

Aerospace Segment

Outlook

Our Aerospace segment has faced challenges in 2010; specifically, the supplied component issues surrounding our JPF program and the lower sales volume for our bearings products. We aggressively worked to resolve our JPF issues, resuming production in August 2010; however, we continue to see softness in our bearing orders.  For 2010, we anticipate operating margin of 14.0% to 14.5%, excluding the $2.0 million loss recorded on the resolution of the Sikorsky Canadian MH-92 contract negotiations, and sales of $480 million to $490 million.

Our Strategy

Our strategy for the Aerospace segment is to expand our global market position in military and commercial markets, while maintaining leadership in product technical performance and application engineering support, and continuing to concentrate on lean manufacturing techniques and lead time reduction.

Results of Operations

	For the three months ended		For the nine months ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net sales	$136,418	$126,980	$340,094	$381,378
$ change	9,438	(3,878)	(41,284)	33,952
% change	7.4%	-3.0%	-10.8%	9.8%

Operating income	$19,017	$19,906	$40,764	$56,803
$ change	(889)	(959)	(16,039)	9,883
% change	-4.5%	-4.6%	-28.2%	21.1%
% of net sales	13.9%	15.7%	12.0%	14.9%

Backlog			$523,889	$417,856

Net Sales

Net sales increased for the three months ended October 1, 2010 versus the comparable period in 2009 due to:
•
increased sales on our JPF program to the United States Government (“USG”), resulting from the completion of Option 5 shipments and the transition to Option 6 of the program, which has a higher per fuze price;

•	increased deliveries of cockpits on our Sikorsky BLACK HAWK helicopter program in order to meet customer demand;
•	sales resulting from initial deliveries on our Bell Helicopter program;
•	increased volume on our blade erosion coating programs; and
•	improved pricing on our Sikorsky Canadian MH-92 helicopter program, resulting from resolution of the contract negotiations.

These increases were partially offset by:
•	a decrease in sales volume on our bearings products across most platforms;
•	a reduction in sales resulting from lower volume on our helicopter after market programs, including Egypt SH-2G(E) upgrade program and sales of SH-2G spare parts to New Zealand;
•	fewer deliveries on our C-17 program resulting from lower volume requirements; and
•	unfavorable foreign currency exchange rates which adversely impacted sales by $0.9 million.

Net sales decreased for the nine months ended October 1, 2010 versus the comparable period in 2009 due to:
•	a decrease in sales related to our JPF program resulting from the supplied component issues encountered during the first half of the year, as discussed below;
•	a decrease in sales volume on bearings products across most platforms;
•
a reduction in sales resulting from lower volume on our helicopter after market programs, including Egypt SH-2G(E) upgrade program, our K-MAX® program and sales of SH-2G spare parts to New Zealand; and

•	a reduction in C-17 ship set deliveries due to a reduction in volume requirements and production interruptions at our customer’s facility.

These decreases were partially offset by:
•	increased sales volume on our blade erosion coating programs;
•	initial deliveries on our Bell Helicopter program;
•	increased sales volume on our Sikorsky BLACK HAWK helicopter cockpit program;
•	increased offload volume at our U.K. Composites facility; and
•	favorable foreign currency exchange rates which impacted sales by $0.7 million.

Operating Income

Operating income was relatively flat for the three months ended October 1, 2010 versus the comparable period in 2009 due to:
•	increased gross profit on our JPF program due to the transition from Option 5 to the more profitable Option 6;
•	increased gross profit resulting from the increased sales volume on our Sikorsky BLACK HAWK Helicopter program; and
•	increased gross profit on our bearing products sales due to a shift in the mix to more profitable products.

These increase were substantially offset by a reduction in gross profit due to a reduction in C-17 ship set requirements, $2.0 million in additional losses recorded on the Sikorsky Canadian MH-92 helicopter program as a result of the resolution of the contract negotiations and an increase in selling, general and administrative expenses related to legal fees associated with the FMU-143 program.

Operating income decreased for the nine months ended October 1, 2010 versus the comparable period in 2009 due to:
•	losses resulting from a decrease in the number of required units and program delays on one of our fuze programs;
•	reduced gross profit generated by our bearings products resulting from the lower sales volume noted above;
•	a reduction in gross profit due to a reduction in C-17 ship set volume requirements;
•	losses recorded on our Bell Helicopter programs due to inefficiencies on our initial production units;
•	additional losses recorded on the Sikorsky Canadian MH-92 helicopter program, as discussed below; and
•	an increase in selling, general and administrative expenses related to legal fees associated with the FMU-143 program.

These decreases were partially offset by the increased offload sales volume at our U.K. facilities, increased volume on our Sikorsky BLACK HAWK Helicopter cockpit program, increased gross profit on our JPF program due to the transition from Option 5 to the more profitable Option 6 and an increase in gross profit on our blade erosion coating programs.

Major Programs/Product Lines

Military Markets

A-10

In 2008, the segment signed a five-year requirements contract with Boeing for the production of wing control surfaces (inboard and outboard flaps, slats and deceleron assemblies) for the U.S. Air Force’s A-10 fleet. Initial deliveries under this program began in the third quarter of 2010, and we expect to deliver 4 ship sets in the fourth quarter.  Full rate production is expected to begin in 2011 with an average of approximately 47 ship sets per year through 2015.  During the first quarter of 2010 we received additional work which increases this multiyear program’s potential value to over $110 million; however, annual quantities will vary, as they are dependent upon the orders Boeing receives from the U.S. Air Force (“USAF”).

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

BLACK HAWK

The Sikorsky BLACK HAWK helicopter cockpit program involves the manufacture of cockpits including the installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines, and the composite structure that holds the windscreen for most models of the BLACK HAWK helicopter. Orders placed to date for the program total 800 cockpits. The total potential value of this program is at least $350 million, with deliveries on current orders continuing through 2011. Through October 1, 2010, a total of 570 cockpits have been delivered under this contract. We expect 2010 production levels to be higher than those experienced in 2009, with deliveries of approximately 175 cockpits in 2010 compared to 155 in 2009.

The segment also performs additional subcontract work involving fuselage joining and installation tasks, blade erosion coating and the production of certain mechanical subassemblies for this helicopter program. During the second quarter of 2010 we delivered the 1,000th blade on the blade erosion coating program.

C-17

The segment continues production of structural wing subassemblies for the Boeing C-17. We received additional orders under this program that will extend our work beyond 2011. We currently have 3 ship sets remaining to be delivered in 2010, with an additional 20 ship sets to be delivered in 2011 and beyond.

Egypt SH-2G(E)

The segment continues work under a program for depot level maintenance and upgrades for nine Kaman SH-2G(E) helicopters originally delivered to the Egyptian government during the 1990s. This program has a total contract value of approximately $53.9 million, of which $18.6 million has been funded through October 1, 2010.

FMU-152 – Joint Programmable Fuze (“JPF”)

We manufacture the JPF, an electro-mechanical bomb safing and arming device, which allows the settings of a weapon to be programmed in flight. During 2009 we entered into a contract modification with the USG for the award of Options 6, 7 and 8 under our multi-option JPF contract. The modification provides increased unit prices and quantities for these three option buys upon exercise and updates the original contract negotiated in 1997. The total value of the Option 6 award is approximately $59 million. During the first quarter of 2010, we were awarded Option 7 with an initial value of approximately $45.5 million. During the third quarter of 2010 we were awarded a follow-on order for Option 7 for Foreign Military Sales with a value of approximately $36.0 million, bringing the total value of Option 7 to $81.5 million.

The total value of JPF contracts awarded by the USG from inception of the program through October 1, 2010 is $337.5 million. This value primarily consists of Options 1 through 7 under the original contract and various contract modifications. We expect to continue production under the currently awarded options through 2012.

During the first half of 2010 we experienced supplied component issues on our JPF program that caused us to halt production twice. In cooperation with our supplier and customer, we analyzed, tested and verified the root cause of the acceptance testing failures, which was traced to the performance of a supplied component, and developed a plan for introduction of key product improvements. As a result, we resumed JPF production in August 2010, delivering over 9,000 fuzes during the third quarter. Despite these issues, fuze performance continues to exceed requirements at both the final test and field performance levels.

MH-92

The Sikorsky Canadian MH-92 helicopter program includes the manufacture and assembly of composite tail rotor pylons. This program has undergone numerous customer directed design changes that caused costs on this program to exceed the originally proposed price for the contract. During the third quarter of 2010, we finalized the contract price negotiations for this program increasing the contract value from approximately $6.0 million to approximately $11.0 million. Although we received additional consideration for this contract we were not able to recover all the estimated costs at completion and because this increase was less than anticipated we recorded a $2.0 million contract loss during the third quarter of 2010. To date, we have recorded $6.8 million in contract losses, and of this amount $3.2 million has been recorded in 2010.

U.S. Army

In December 2009, we signed a $7.2 million dollar contract with the U.S. Army to perform blade erosion coating on up to 500 helicopter blades.  Initial deliveries began in the first quarter of 2010 and through October 1, 2010 we have delivered 340 blades under this contract. Under all blade erosion coating contracts with the U.S. Army we have delivered 552 blades through October 1, 2010.

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

Bearings

Our bearings products are included on commercial airliners and regional / business jets manufactured in North and South America, Europe and Asia and are used as original equipment and/or specified as replacement parts by airlines and aircraft manufacturers. These products are primarily proprietary self-lubricating, ball and roller bearings for aircraft flight controls, turbine engines, and landing gear, and driveline couplings for helicopters. The most significant portion of our commercial sales is derived from Boeing and Airbus platforms, such as the Boeing 737, 747, 777 and 787 and the Airbus A320, A330, A350 and A380.

Bell Helicopters

In September 2009, we were awarded a five-year contract with a potential value of $53 million to build composite helicopter blade skins and skin core assemblies for Bell Helicopters. Under the terms of the contract, we will provide 18 different assemblies for H1, 406, 407, 412, 427, 429, 430 and BA609 aircraft. All work is being performed at our full-service aerospace innovation and manufacturing support center in Bloomfield, Connecticut. First article deliveries to Bell's Hurst, Texas facility began in late 2009, with full production starting in the first quarter of 2010. Through October 1, 2010 the total sales value for our deliveries totaled $5.0 million. Annual quantities for this program will vary, as they are dependent upon the orders Bell receives from its customers.

Other

During the first quarter of 2010, we were informally notified by a customer of its intent to terminate a contract that had been obtained in one of our aerospace acquisitions. If this contract were to be terminated, we believe that it would be a termination for convenience by the customer. Through the date of this filing, the contract has not been terminated and management continues to work with this customer to develop a resolution that is acceptable to both parties, which could include new business opportunities.

If we are unable to reach an acceptable resolution, we may be required to perform a test for impairment of the tangible and intangible assets associated with this reporting unit which could result in the recording of a non-cash impairment charge. As of October 1, 2010, we had goodwill of $37.2 million and other intangible assets of $22.7 million associated with this reporting unit.

Other Matters

SH-2G(I)

We are actively engaged in efforts to resell the SH-2G(I) aircraft, spare parts and equipment to potential customers.  Since the transfer of the helicopters and related equipment to us, segment management has attended trade events to market the aircraft, obtained approximately 42 marketing licenses required by the USG, enabling us to begin discussions with various foreign governments regarding the sale of the helicopters, and received small orders for the spare parts and related equipment.

For a discussion of other matters related to our Aerospace segment see Note 11, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Discussion and Analysis of Cash Flows

We assess liquidity in terms of our ability to generate cash to fund working capital, investing and financing activities. Significant factors affecting liquidity include: cash flows generated from or used by operating activities, capital expenditures, investments in our business segments and their programs, acquisitions, divestitures, dividends, the adequacy of available bank lines of credit, and factors that might otherwise affect the company's business and operations generally, as described under “Forward-Looking Statements” in this Form 10-Q.

We continue to rely upon bank financing as an important source of liquidity for our business activities including acquisitions. We believe this, when combined with cash generated from operating activities, will be sufficient to support our anticipated cash requirements for the foreseeable future. However, we may decide to raise additional debt or equity capital to support other business activities including potential future acquisitions. We anticipate our capital expenditures will be approximately $20.0 - $25.0 million in 2010, primarily related to machinery and equipment and information technology infrastructure, including a duplicate information technology data back-up center. We anticipate a variety of items will have an impact on our liquidity during the next 12 months, aside from our working capital requirements. These may include the resolution of one or more of the matters described in Note 11, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements, including the FMU-143 litigation, the revenue sharing arrangement with the Commonwealth of Australia, the cost of existing environmental remediation matters, required pension and Supplemental Employees’ Retirement Plan (“SERP”) contributions or the extension of payment terms by our customers. However, we do not believe any of these matters will lead to a shortage of capital resources or liquidity that would prevent us from continuing with our business operations as expected.

We regularly monitor credit market conditions to identify potential issues that may adversely affect or provide opportunities for the securing and/or pricing of additional financing, if any, that may be necessary to continue with our growth strategy and finance working capital requirements.  This is evidenced by our ability to amend our Revolving Credit Agreement and Term Loan agreements during the third quarter of 2010.

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

The changes to the pension plan resulted in a net curtailment loss of approximately $0.2 million. In addition, our projected benefit obligation was reduced, and the pension plan’s funded status improved by $40.7 million on March 1, 2010. Based on the above action, our pension expense will decrease by $4.3 million in 2010 as compared to 2009. Management regularly monitors plan asset performance and the assumptions used in the determination of our benefit obligation, comparing them to actual performance. For 2010, we continue to believe the assumptions selected are valid due to the long-term nature of our benefit obligation.

On February 23, 2010, our Board of Directors also authorized certain enhancements to our defined contribution plan including, among other things, an increase in employer matching contributions made to the plan based on each participant’s pre-tax contributions. The enhancements will become effective January 1, 2011.

Pursuant to the terms of our revenue sharing agreement with the Commonwealth of Australia, we will share all proceeds from the resale of the SH-2G(I) aircraft, spare parts, and equipment with the Commonwealth on a predetermined basis. Total payments of at least $39.5 million (AUD) must be made to the Commonwealth regardless of sales, of which at least $26.7 million (AUD) must be paid by March 2011. Additional payments of $6.4 million (AUD) each must be paid in March of 2012 and 2013 to the extent that cumulative payments have not yet reached $39.5 million (AUD) as of such dates. Through October 1, 2010, we have made required payments of $2.5 million (AUD). As of that date, the U.S. dollar value of the remaining $37.0 million (AUD) required payment was $36.0 million. In late 2008, we entered into foreign currency exchange contracts that limit the foreign currency risks associated with these required payments. These contracts will enable us to purchase $36.5 million (AUD) for $23.7 million.

A summary of our consolidated cash flows is as follows (in thousands):

	For the nine months ended
	October 1,	October 2,
	2010	2009	2010 vs. 2009
Total cash provided by (used in):
Operating activities	$27,120	$48,500	$(21,380)
Investing activities	(65,205)	(11,129)	(54,076)
Financing activities	33,376	(29,860)	63,236
Increase (decrease) in cash and cash equivalents	$(4,709)	$7,511	$(12,220)

Free Cash Flow (a):
Net cash provided by (used in) operating activities	$27,120	$48,500	$(21,380)
Expenditures for property, plant & equipment	(14,505)	(8,869)	(5,636)
Free Cash Flow	$12,615	$39,631	$(27,016)

(a) Free Cash Flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less expenditures for property plant and equipment, both of which are presented on our condensed consolidated statements of cash flows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

Net cash provided by operating activities decreased $21.4 million for the nine months ended October 1, 2010 versus the comparable period in 2009, primarily due to the following:

•	increased purchases of inventory driven by the increased sales volume at our Industrial Distribution segment;
•	a decrease in net earnings at our Aerospace segment; and
•	increased tax payments at our Industrial Distribution segment.

Partially offsetting these higher uses of cash was the receipt of $6.6 million of look-back interest, pre-tax, in the third quarter of 2010.

Net cash used in investing activities increased $54.1 million for the nine months ended October 1, 2010 versus the comparable period in 2009 primarily due to cash used for the purchases of Fawick, Allied and Minarik and an increase in capital expenditures to support our information technology infrastructure.

Net cash provided by financing activities increased $63.2 million for the nine months ended October 1, 2010 versus the comparable period in 2009, primarily due to an increase in net borrowings under the Revolving Credit Agreement of $47.5 million. These proceeds were used primarily to fund working capital requirements and acquisitions.

Financing Arrangements

On September 20, 2010, we entered into a four-year $275.0 million Amended and Restated Revolving Credit Agreement with co-lead arrangers Bank of America Securities LLC, JP Morgan Securities LLC, and RBS Citizens N.A. and a syndicate of lenders (“Revolving Credit Agreement”), which replaced our existing $225.0 million senior revolving credit facility which was due to expire on September 17, 2012 (the “Former Revolving Credit Agreement”). The Revolving Credit Agreement includes an “accordion” feature that allows us to increase the aggregate amount available to $350.0 million, subject to additional commitments from lenders. The Revolving Credit Agreement may be used for working capital, letters of credit and other general corporate purposes, including acquisitions.

Interest rates on amounts outstanding under the Revolving Credit Agreement are variable, and are determined based on the Consolidated Senior Secured Leverage Ratio, as defined in the Revolving Credit Agreement. At October 1, 2010, the interest rate for the outstanding amounts on the Revolving Credit Agreement was 3.69%. In addition, the Company is required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.35% to 0.50% per annum, based on the Consolidated Senior Secured Leverage Ratio. Fees for outstanding letters of credit range from 2.00% to 3.00%, based on the Consolidated Senior Secured Leverage Ratio.

On September 20, 2010, we entered into the Second Amended and Restated Term Loan Credit Agreement, which was originally entered into on October 29, 2008 and amended and restated on September 17, 2009 (“Term Loan Agreement”). The Term Loan Agreement, which is in addition to the Revolving Credit Agreement, is a $42.5 million facility with a four-year term. Principal payments of $1.25 million are due quarterly, with $22.5 million of the initial aggregate principal payable in the final quarter.  We may increase the term loan, by up to an aggregate of $50 million with additional commitments from the banks or new commitments from acceptable financial institutions.  In conjunction with the entry into the Revolving Credit Agreement on September 20, 2010, the Term Loan Agreement was amended to allow for security interests, interest rates and financial covenants consistent with those defined in the Revolving Credit Agreement. As of October 1, 2010 and December 31, 2009, $41.3 million and $45.0 million was outstanding, respectively, on the Term Loan Agreement.

The financial covenants associated with the Revolving Credit Agreement and Term Loan Agreement include a requirement that (i) the ratio of Consolidated Senior Secured Indebtedness to Consolidated EBITDA, as defined in the Revolving Credit Agreement, cannot be greater than 3.50 to 1.00, (ii) the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, as defined in the Revolving Credit Agreement, cannot be greater than 4.00 to 1.00, and iii) the ratio of Consolidated EBITDA, as defined in the Revolving Credit Agreement, to the sum of (a) all interest, premium payments, debt discounts, fees, charges and related expenses and (b) the portion of rent expense under capital leases that is treated as interest expense cannot be less than 4.00 to 1.00. We were in compliance with those financial covenants as of and for the quarter ended October 1, 2010 and we do not anticipate noncompliance in the foreseeable future.

Total average bank borrowings during the nine months ended October 1, 2010 were $101.9 million compared to $96.9 million for the same period in 2009. As of October 1, 2010, there was $168.6 million available for borrowing under the Revolving Credit Agreement, net of letters of credit. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Agreement. A total of $42.1 million in letters of credit was outstanding under the Revolving Credit Agreement at October 1, 2010, $36.0 million of which was related to the guaranteed minimum payments to Australia in connection with the ownership transfer of the 11 SH-2G(A) helicopters (along with spare parts and associated equipment).

We incurred $2.3 million in debt issuance costs in connection with the Revolving Credit Agreement and Term Loan Agreement amendment. These costs have been capitalized and will be amortized over the term of the facility. Total amortization expense for the three months and nine months ended October 1, 2010 was $1.0 million and $1.7 million, respectively, including $0.6 million in the write-off of capitalized fees related to the former revolving credit agreement. Total amortization expense for the three months and nine months ended October 2, 2009 was $0.1 million and $0.3 million, respectively.

During the first quarter of 2009, we entered into interest rate swap agreements for the purpose of hedging our eight quarterly variable-rate interest payments on the Term Loan Agreement due in 2010 and 2011. These interest rate swap agreements are designated as cash flow hedges and are intended to manage interest rate risk associated with our variable-rate borrowings and minimize the negative impact on our earnings and cash flows of interest rate fluctuations attributable to the changes in LIBOR rates. For the three months and nine months ended October 1, 2010, we recorded $0.1 million and $0.4 million of additional interest expense, respectively, associated with the interest rate swap agreements.

Other Sources/Uses of Capital

In July 2010 we contributed $10.7 million to the Qualified Pension Plan and do not expect to make any further contributions during 2010. We expect to contribute $3.3 million to the SERP for the 2010 plan year of which $3.2 million has been contributed through October 1, 2010. The increase in our SERP contribution from the previously anticipated $0.9 million is due to the retirement of a senior executive announced during the second quarter of 2010. For the 2009 plan year, the Company made contributions of $10.9 million to the Qualified Pension Plan and $5.7 million to the SERP.

During 2010, we have contractually committed to spend $62.6 million for acquisitions through the date of filing of this Form 10-Q. Through October 1, 2010 we have paid $52.0 million, with the remaining $10.6 million relating to holdback provisions and debt payments of the acquired business that we have assumed. These acquisitions, Fawick, Allied and Minarik, which closed on February 26, 2010, April 5, 2010 and April 30, 2010, respectively, are included in our Industrial Distribution segment. Management anticipates that it will continue to identify and evaluate potential acquisition candidates, which may require the use of additional capital.

In November 2000, our Board of Directors approved a replenishment of our stock repurchase program, providing for repurchase of an aggregate 1.4 million common shares for use in administration of our stock plans and for general corporate purposes. There were no shares repurchased during the first nine months of 2009 or 2010 under this program. At October 1, 2010, approximately 1.1 million shares were authorized for repurchase under this program.

On June 26, 2009, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”). This shelf registration statement allows us to offer, issue or sell from time to time, together or separately, (i) senior or subordinated debt securities, which may be convertible into shares of our common stock, preferred stock or other securities; (ii) shares of our common stock; (iii) shares of our preferred stock, which we may issue in one or more series; or (iv) warrants to purchase our equity or debt securities or other securities.  The total offering price of the securities will not exceed $200 million in the aggregate. The shelf registration became effective on August 3, 2009.  We do not currently have any commitments or intentions to sell securities pursuant to this registration statement. Future offerings thereunder, if any, will be made only by means of a written prospectus or other permitted documents. At that time, we will file a prospectus supplement with the SEC outlining the type of securities, amounts, prices, use of proceeds and other terms.

We received $6.6 million from the Internal Revenue Service on July 21, 2010 in response to a claim we filed for look-back interest in connection with the Australian SH-2G(A) Super Seasprite Helicopter program. The payment was recorded as interest income in the third quarter of 2010. Look-back interest is the mechanism under the U.S. tax law through which taxpayers are compensated for the acceleration of tax payments resulting from the use of estimated, rather than actual, contract price and cost in applying the percentage of completion method of contract accounting.

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

Organic Sales per Sales Day

Organic sales per sales day is defined as GAAP “Net sales from the Industrial Distribution segment” less sales derived from acquisitions divided by the number of sales days in a given period.  Sales days are the number of business days that the Industrial Distribution segment’s branch locations were open for business and exclude weekends and holidays.  Management believes sales per sales day provides investors with an important perspective on how net sales may be impacted by the number of days the segment is open for business.  Management uses sales per sales day as a measurement to compare periods in which the numbers of sales days differ.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Other than entry into the Revolving Credit Agreement and Term Loan Agreement, there have been no material changes outside the ordinary course of business in our contractual obligations during the first nine months of 2010. Please see our Form 10-K for the year ended December 31, 2009, for a discussion of our contractual obligations.

Off-Balance Sheet Arrangements

There has been no material change in the company's off-balance sheet arrangements during the first nine months of 2010. Please see the Company's Form 10-K for the year ended December 31, 2009, for a discussion of such arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the Company’s exposure to market risk during the first nine months of 2010. Please see the Company’s Form 10-K for the year ended December 31, 2009, for a discussion of the Company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 1, 2010. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of October 1, 2010, the disclosure controls and procedures were effective.

During the first nine months of 2010, we acquired Fawick, Allied and Minarik for $62.6 million. While we are beginning the process of incorporating our controls and procedures into these businesses, management has not yet performed documentation, evaluation and testing of internal controls over financial reporting at these businesses. Fawick, Allied and Minarik will not be included in our assessment of internal controls over financial reporting as of December 31, 2010.

Changes in Internal Controls

During the three months ended October 1, 2010, there were no changes in internal controls over financial reporting at the Company that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Kaman Corporation and Subsidiaries
Part II – Other Information

Item 1A. Risk Factors

There has been no significant change in the Company’s risk factors during the nine months ended October 1, 2010. Please see the Company’s Form 10-K for the year ended December 31, 2009, for a discussion of the company’s risk factors.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking information relating to the Company's business and prospects, including the Aerospace and Industrial Distribution businesses, operating cash flow, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of competitions for government programs and thereafter contract negotiations with government authorities, both foreign and domestic; 2) political conditions in countries where the Company does or intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) domestic and foreign economic and competitive conditions in markets served by the Company, particularly the defense, commercial aviation and industrial production markets; 5) risks associated with successful implementation and ramp up of significant new programs; 6) potential difficulties associated with variable acceptance test results, given sensitive production materials and extreme test parameters; 7) management's success in increasing the volume of profitable work at the Wichita facility; 8) successful resale of the SH-2G(I) aircraft, equipment and spare parts; 9) receipt and successful execution of production orders for the JPF U.S. government contract, including the exercise of all contract options and receipt of orders from allied militaries, as all have been assumed in connection with goodwill impairment evaluations; 10) satisfactory resolution of the Company’s litigation relating to the FMU-143 program; 11) continued support of the existing K-MAX helicopter fleet, including sale of existing K-MAX spare parts inventory; 12) cost estimates associated with environmental remediation activities at the Bloomfield, Moosup and New Hartford, CT facilities and our U.K. facilities; 13) profitable integration of acquired businesses into the Company's operations; 14) changes in supplier sales or vendor incentive policies; 15) the effects of price increases or decreases; 16) the effects of pension regulations, pension plan assumptions and future contributions; 17) future levels of indebtedness and capital expenditures; 18) continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs for such items; 19) the effects of currency exchange rates and foreign competition on future operations; 20) changes in laws and regulations, taxes, interest rates, inflation rates and general business conditions; 21) future repurchases and/or issuances of common stock; and 22) other risks and uncertainties set forth in the Company's annual, quarterly and current reports, and proxy statements. Any forward-looking information provided in this report should be considered with these factors in mind. The company assumes no obligation to update any forward-looking statements contained in this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities

The following table provides information about purchases of Common Stock by the Company during the three months ended October 1, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (a)	Maximum Number of Shares That May Yet Be Purchased Under the Plan

July 3, 2010 – July 30, 2010	-	$-	-	1,130,389
July 31, 2010 – August 27, 2010	-	-	-	1,130,389
August 28, 2010 – October 1, 2010	-	-	-	1,130,389
Total	-		-

 (a) In November 2000, our board of directors approved a replenishment of the Company's stock repurchase program providing for repurchase of an aggregate of up to 1.4 million shares of Common Stock for use in the administration of our stock plans and for general corporate purposes.

Item 6. Exhibits

10a	Amendment to Kaman Corporation 2003 Stock Incentive Plan	attached

10b	Kaman Corporation Employees Stock Purchase Plan As Amended and Restated through October 12, 2010	attached

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934	attached

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934	attached

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	attached

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	attached

Kaman Corporation and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAMAN CORPORATION
Registrant

Date: November 1, 2010	By:	/s/ Neal J. Keating
Neal J. Keating
Chairman, President and
Chief Executive Officer
(Duly Authorized Officer)

Date: November 1, 2010	By:	/s/ William C. Denninger
William C. Denninger
Senior Vice President and
Chief Financial Officer

KAMAN CORPORATION

INDEX TO EXHIBITS

10(a)	Amendment to Kaman Corporation 2003 Stock Incentive Plan	attached

10(b)	Kaman Corporation Employees Stock Purchase Plan As Amended and Restated through October 12, 2010	attached

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934	attached

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934	attached

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	attached

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	attached