Form 10-K
period 2010-12-31
KAMAN CORP
filed 2011-02-28
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value on July 2, 2010 (the last business day of the Company’s most recently completed second quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock, was approximately $562,978,267.

At January 31, 2011, there were 26,084,417 shares of Common Stock outstanding.

Documents Incorporated Herein By Reference
Portions of our definitive proxy statement for our 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Kaman Corporation

PART I

ITEM 1.	BUSINESS

GENERAL

Kaman Corporation, headquartered in Bloomfield, Connecticut, was incorporated in 1945. We are a diversified company that conducts business in the aerospace and industrial distribution markets. We report information for ourselves and our subsidiaries (collectively, “we,” “us,” “our,” and “the company”) in two business segments, Industrial Distribution and Aerospace. A discussion of 2010 developments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K.

Industrial Distribution Segment

Kaman Industrial Technologies Corporation (“KIT”) brings our commitment to technological leadership and value-added services to the Industrial Distribution business. The Industrial Distribution segment is the third largest power transmission/motion control industrial distributor in North America. We provide products including bearings, mechanical and electrical power transmission, fluid power, motion control and materials handling components to a broad spectrum of industrial markets throughout North America. Locations consist of over 200 branches, distribution centers and call centers across the United States (including Puerto Rico) and in Canada and Mexico. We offer approximately four million items, as well as value-added services, to a base of approximately 50,000 customers representing a highly diversified cross section of North American industry.  Subsidiaries of KIT include Kaman Industrial Technologies, Ltd., Minarik Corporation, Delamac de Mexico, S.A. de C.V. and Industrial Rubber and Mechanics, Inc.

Aerospace Segment

The Aerospace segment produces and/or markets proprietary aircraft bearings and components; complex metallic and composite aerostructures for commercial, military and general aviation fixed and rotary wing aircraft; safing and arming solutions for missile and bomb systems for the U.S. and allied militaries; subcontract helicopter work; support for its SH-2G Super Seasprite maritime helicopters and K-MAX ® medium-to-heavy lift helicopters; and engineering design, analysis and certification services.

Principal customers include the U.S. military, Sikorsky Aircraft Corporation, The Boeing Company, Bell Helicopter, Airbus, Lockheed Martin and Raytheon. The SH-2G aircraft is currently in service with the Egyptian Air Force and the New Zealand and Polish navies. Operations are conducted at Kaman Aerospace Corporation’s Aerostructures Division facilities in Jacksonville, FL and Chihuahua, Mexico, Helicopters Division facilities in Bloomfield, CT and Precision Products Division facilities in Middletown, CT and Tucson, AZ (collectively “KAC”), Kaman Composites Wichita Inc. in Wichita, KS (“Composites Wichita”), Kaman Composites Holdings Ltd., formerly Brookhouse Holdings Ltd., facilities in Darwen, Lancashire, United Kingdom and Hyde, Greater Manchester, United Kingdom (“U.K. Composites”), Kaman Precision Products, Inc. in Orlando, FL (“KPP Orlando”), Kamatics Corporation in Bloomfield, CT, RWG Frankenjura-Industrie Flugwerklager GmbH in Dachsbach, Germany (“RWG”) and Global Aerosystems LLC in Everett, WA.

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

Our Industrial Distribution segment requires substantial working capital related to accounts receivable and inventories. Significant amounts of inventory are carried to meet our customers’ delivery requirements. Sales returns do not have a material effect on our working capital requirements.

Our Aerospace segment’s working capital requirements are dependent on the nature and life cycle of the programs for which work is performed. A new program may initially require higher working capital requirements related to the purchase of inventory and equipment necessary to perform the work. However, as these programs mature and efficiencies are gained in the production process, working capital requirements are generally reduced.

Our revolving credit facility is available for additional working capital requirements and investment opportunities.

PRINCIPAL PRODUCTS AND SERVICES

The following is information for the three preceding years concerning the percentage contribution of each business segment’s products and services to consolidated net sales from continuing operations:

	Years Ended December 31,
	2010	2009	2008
Industrial Distribution	63.1%	56.3%	62.0%
Aerospace	36.9%	43.7%	38.0%
Total	100.0%	100.0%	100.0%

AVAILABILITY OF RAW MATERIALS

While we believe we have sufficient sources for the materials, components, services and supplies used in our manufacturing, we are highly dependent on the availability of essential materials, parts and subassemblies from our suppliers and subcontractors. The most important raw materials required for our aerospace products are aluminum (sheet, plate, forgings and extrusions), titanium, nickel, copper and composites. Many major components and product equipment items are procured from or subcontracted on a sole-source basis with a number of domestic and non-U.S. companies. Although alternative sources generally exist for these raw materials, qualification of the sources could take a year or more. We are dependent upon the ability of a large number of suppliers and subcontractors to meet performance specifications, quality standards and delivery schedules at anticipated costs. While we maintain an extensive qualification system to control risk associated with such reliance on third parties, failure of suppliers or subcontractors to meet commitments could adversely affect production schedules and contract profitability, while jeopardizing our ability to fulfill commitments to our customers. Although high prices for some raw materials important to some of our products (steel, copper, aluminum, titanium and nickel) may cause margin and cost pressures, we do not foresee any near term unavailability of materials, components or supplies that would have an adverse effect on our business, or on either of our business segments. For further discussion of the possible effects of changes in the cost or availability of raw materials on our business, see Item 1A, Risk Factors, in this Form 10-K.

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

Registered trademarks of Kaman Corporation include KAflex®, KAron®, and K-MAX®. In all, we maintain 22 U.S. and foreign trademarks.

BACKLOG

Our entire backlog is attributable to the Aerospace segment. We anticipate that approximately 69.8% of our backlog at the end of 2010 will be performed in 2011. Approximately 74.7% of the backlog at the end of 2010 is related to U.S. Government contracts or subcontracts, which include government orders that are firm but not yet funded and certain contracts that have been awarded but not yet signed.

Total backlog at the end of December 31, 2010, 2009 and 2008, and the portion of the backlog we expect to complete in 2011 is as follows:

In thousands	Total Backlog at December 31, 2010	2010 Backlog to be completed in 2011	Total Backlog at December 31, 2009	Total Backlog at December 31, 2008
Aerospace	$532,630	$371,776	$430,885	$550,736

REGULATORY MATTERS

Government Contracts

The U.S. government, and other governments, may terminate any of our government contracts at their convenience as well as for default based on our failure to meet specified performance measurements. If any of our government contracts were to be terminated for convenience, we generally would be entitled to receive payment for work completed and allowable termination or cancellation costs. If any of our government contracts were to be terminated for default, generally the U.S. government would pay only for the work that has been accepted and can require us to pay the difference between the original contract price and the cost to re-procure the contract items, net of the work accepted from the original contract. The U.S. government can also hold us liable for damages resulting from the default.

During 2010, approximately 95.0% of the work performed by the Company directly or indirectly for the U.S. government was performed on a fixed-price basis and the balance was performed on a cost-reimbursement basis. Under a fixed-price contract, the price paid to the contractor is negotiated at the outset of the contract and is not generally subject to adjustment to reflect the actual costs incurred by the contractor in the performance of the contract. Cost reimbursement contracts provide for the reimbursement of allowable costs and an additional negotiated fee.

Compliance with Environmental Protection Laws

Our operations are subject to and affected by a variety of federal, state, local and non-U.S. environmental laws and regulations relating to the discharge, treatment, storage, disposal, investigation and remediation of certain materials, substances and wastes. We continually assess our compliance status and management of environmental matters in an effort to ensure our operations are in substantial compliance with all applicable environmental laws and regulations.

Operating and maintenance costs associated with environmental compliance and management of sites are a normal, recurring part of our operations. These costs often are allowable costs under our contracts with the U.S. government. It is reasonably possible that continued environmental compliance could have a material impact on our results of operations, financial condition or cash flows if more stringent clean-up standards are imposed, additional contamination is discovered and/or clean-up costs are higher than estimated.

See Note 18, Commitments and Contingencies, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on this Form 10-K for further discussion of our environmental matters.

With respect to all other matters that may currently be pending, in the opinion of management, based on our analysis of relevant facts and circumstances, compliance with relevant environmental protection laws is not likely to have a material adverse effect upon our capital expenditures, earnings or competitive position. In arriving at this conclusion, we have taken into consideration site-specific information available regarding total costs of any work to be performed, and the extent of work previously performed. If we are identified as a “potentially responsible party” (PRP) by environmental authorities at a particular site, we, using information available to us, will also review and consider a number of other factors, including: (i) the financial resources of other PRPs involved in each site, and their proportionate share of the total volume of waste at the site; (ii) the existence of insurance, if any, and the financial viability of the insurers; and (iii) the success others have had in receiving reimbursement for similar costs under similar insurance policies issued during the periods applicable to each site.

International

Our international sales are subject to U.S. and non-U.S. governmental regulations and procurement policies and practices, including regulations relating to import-export control, investment, exchange controls and repatriation of earnings. International sales are also subject to varying currency, political and economic risks.

COMPETITION

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

The Aerospace segment operates in a highly competitive environment with many other organizations, some of which are substantially larger and have greater financial and other resources. We compete for aerostructures subcontract, helicopter structures, bearings and components business on the basis of price and quality; product endurance and special performance characteristics; proprietary knowledge; the quality of our products and services; the availability of facilities, equipment and personnel to perform contracts; and the reputation of our business.  Competitors for our business also include small machine shops and offshore manufacturing facilities.  We compete for engineering design services business primarily on the basis of technical competence, the reputation of our business, the availability of our personnel and, to some extent, price.  We compete for advanced technology fuzing business primarily on the basis of technical competence, product quality, and to some extent, price; and also on the basis of our experience as a developer and manufacturer of fuzes for particular weapon types and the availability of our facilities, equipment and personnel.  We are also affected by the political and economic circumstances of our potential foreign customers.

RESEARCH AND DEVELOPMENT EXPENDITURES

Government sponsored research expenditures (which are included in cost of sales) were $7.5 million in 2010, $7.7 million in 2009, and $6.3 million in 2008. Independent research and development expenditures (which are included in selling, general and administrative expenses) were $4.2 million in 2010, $4.1 million in 2009, and $4.2 million in 2008.

EMPLOYEES

As of December 31, 2010, we employed 4,269 individuals.

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

The information contained in our website is not intended to be incorporated into this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

The company’s executive officers as of the date of this report are as follows:

Candace A. Clark	Ms. Clark, 56, has been Senior Vice President, Chief Legal Officer and Secretary since 1996. Ms. Clark has held various positions with the company since 1985.
William C. Denninger
Mr. Denninger, 60, joined the company as Senior Vice President – Finance on November 17, 2008 and was elected Senior Vice President and Chief Financial Officer effective December 1, 2008. Prior to joining the company, Mr. Denninger served for eight years as Senior Vice President and Chief Financial Officer of Barnes Group, Inc., a $1.0 billion global industrial products manufacturer and distributor. He also served on that company's board of directors.

Ronald M. Galla	Mr. Galla, 59, has been Senior Vice President and Chief Information Officer since 1995. Mr. Galla has been director of the company's Management Information Systems since 1984.
Neal J. Keating
Mr. Keating, 55, was elected President and Chief Operating Officer as well as a Director of the company effective September 17, 2007.  Effective January 1, 2008, he was elected to the offices of President and Chief Executive Officer and effective March 1, 2008 he was appointed to the additional position of Chairman. Prior to joining the company, Mr. Keating served as Chief Operating Officer at Hughes Supply, a $5.4 billion industrial distributor that was acquired by Home Depot in 2006. Prior to that, he held senior positions at GKN Aerospace, an aerospace subsidiary of GKN, plc, and Rockwell Collins Commercial Systems, as well as serving as a board member of GKN plc and Agusta-Westland.

Steven J. Smidler
Mr. Smidler, 51, assumed the role of President of Kaman Industrial Technologies on September 1, 2010, after joining the company in December 2009 as Senior Vice President and Chief Operating Officer of Kaman Industrial Technologies. Mr. Smidler joined the company from Lenze Americas Corporation where he served as Executive Vice President, with responsibility for marketing, sales, finance, business systems and product technology for the Americas. Mr. Smidler was also a member of the management committee of the Lenze Group, Germany, and held the position of President and Treasurer for Lenze Americas and served as Treasurer and a Board member for the Lenze ACTech production company. Prior to that, he served as Vice President, Americas Sales Operations at Eaton Corporation, with responsibility for product, service and system sales for critical power applications and at Rockwell Automation, Inc., serving in a number of progressively responsible positions, and departing as Vice President, Marketing of the Global Manufacturing Group.

Gregory L. Steiner
Mr. Steiner, 53, joined the company as President of Kaman Aerospace Group, Inc., with overall responsibility for the company's Aerospace segment, effective July 7, 2008. Since 2005, Mr. Steiner was employed at GE Aviation-Systems, serving first as Vice President and General Manager, Military Mission Systems and then as Vice President, Systems for GE Aviation-Systems, responsible for systems integration. Prior to that, he served as Group Vice President at Curtiss-Wright Controls, Inc., with responsibility for four aerospace and industrial electronics businesses located in the U.S. and United Kingdom and at Rockwell Collins, Inc., serving in a number of progressively responsible positions, and departing as Vice President and General Manager of Passenger Systems.

John J. Tedone
Mr. Tedone, 46, has been Vice President, Finance and Chief Accounting Officer of the Company since April 2007.  From April 2006 to April 2007, he served as Vice President, Internal Audit and prior to that as Assistant Vice President, Internal Audit.

Each executive officer holds office for a term of one year and until his or her successor is duly appointed and qualified, in accordance with the company’s By-Laws.

Item 1A.	RISK FACTORS

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to, those set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.

Our future operating results may be impacted by changes in economic conditions.

The Company’s future operating results and liquidity may be impacted by economic downturns in several ways, including:

•	the inability to obtain further bank financing, which may limit our ability to fully execute our strategy in the short term;
•	higher interest rates on future borrowings, which would limit our cash flow;
•
a deterioration in the funded status of our pension plan resulting from pension plan investment performance and the change in the associated discount rate and the resulting impact on required contributions and plan expense;

•
changes in the relationships between the U.S. Dollar and the Euro, the British Pound, the Australian Dollar, the Mexican Peso and the Canadian Dollar, which could positively or negatively impact our financial results;

•	changes in the level of activity relative to capital projects and planned expansions;
•	changes in bad debt reserves or slower payments from customers;
•
changes in order activity from our customers, particularly in the Industrial Distribution segment, which could result in lower operating profits as well as less absorption of fixed costs due to a decreased business base; and

•	the ability of our suppliers to meet our demand requirements, maintain the pricing of their products, or continue operations, which may require us to find and qualify new suppliers.

To mitigate these risks, we evaluate opportunities for future financing, monitor current borrowing rates, review our receivables to maximize collectability and monitor the stability of our supply chain. We issued $115.0 million in convertible notes in November 2010 and executed a $275.0 million revolving credit agreement in the third quarter of 2010, as more fully described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K.

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

Changes to the defense industry could have a material impact on several of our current aerospace programs, which could adversely affect our operating results. To mitigate these risks, we have worked to expand our customer and product bases to include both commercial and military markets.

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

The Company has several significant long-term contracts either directly with the U.S. government or where the U.S. government is the ultimate customer, including the Sikorsky BLACK HAWK cockpit program, the Joint Programmable Fuze (“JPF”) program, and the Boeing C-17 and A-10 programs. These contracts are subject to unique risks, some of which are beyond our control. Examples of such risks include:

•
The U.S. Government may modify, curtail or terminate its contracts and subcontracts at its convenience without prior notice, upon payment for work done and commitments made at the time of termination. Modification, curtailment or termination of our major programs or contracts could have a material adverse effect on our business, results of operations and financial condition.

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

•
The costs we incur on our U.S. Government contracts, including allocated indirect costs, may be audited by U.S. Government representatives. Any costs found to be improperly allocated to a specific contract would not be reimbursed, and such costs already reimbursed would have to be refunded. We normally negotiate with those U.S. Government representatives before they settle on final adjustments to our contract costs. We have recorded contract revenues based upon results we expect to realize upon final audit. However, we do not know the outcome of any future audits and adjustments, and we may be required to reduce our revenues or profits upon completion and final negotiation of these audits. Although we have instituted controls intended to assure our compliance, if any audit reveals the existence of improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government.

•
We are from time to time subject to certain routine U.S. Government inquiries and investigations of our business practices due to our participation in government contracts. Any adverse finding associated with such an inquiry or investigation could have a material adverse effect on our business, results of operations and financial condition.

Competition from domestic and foreign manufacturers may result in the loss of potential contracts and opportunities.

The aerospace markets in which we participate are highly competitive, and we often compete for work not only with large Original Equipment Manufacturers (“OEMs”) but also sometimes with our own customers and suppliers. Many of our large customers may choose not to outsource production due to, among other things, their own direct labor and overhead considerations and capacity utilization at their own facilities. This could result in these customers supplying their own products or services and competing directly with us for sales of these products or services, all of which could significantly reduce our revenues.

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

Estimated costs are based primarily on anticipated purchase contract terms, historical performance trends, business base and other economic projections. The complexity of certain programs as well as technical risks and the availability of materials and labor resources could affect the Company’s ability to estimate future contract costs. Additional factors that could affect recognition of revenue under the percentage-of-completion method include:

•	Fixed price contracts;
•	Accounting for initial program costs;
•	The effect of nonrecurring work;
•	Delayed contract start-up;
•	Transition of work from the customer or other vendors;
•	Claims or unapproved change orders;
•	Product warranty issues;
•	Delayed completion of certain programs for which inventory has been built up;
•	Our ability to estimate or control scrap level; and
•	Accrual of contract losses.

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

The Company’s information technology systems, processes, and sites may suffer interruptions or failures which may affect the Company’s ability to conduct its business.

The Company’s information technology systems provide critical data connectivity, information and services for internal and external users.  These interactions include, but are not limited to, ordering and managing materials from suppliers, inventory management, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, and other processes necessary to manage the business.  The Company has put in place business continuity plans for its critical systems.  However, if the Company’s information technology systems are damaged, or cease to function properly due to any number of causes, such as catastrophic events, power outages or security breaches, and the Company’s business continuity plans do not effectively compensate on a timely basis, the Company may suffer interruptions in its operations, which may adversely impact the Company’s revenues and operating results.

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

These factors could have a material adverse effect on our business, financial condition and operating results. Consideration paid for any future acquisitions could include our stock or require that we incur additional debt and contingent liabilities. As a result, future acquisitions could cause dilution of existing equity interests and earnings per share. Before we enter into any acquisition, we perform significant due diligence to determine if the potential acquisition fits with our strategic objectives. In addition, we believe we have adequate resources and appropriate integration procedures to transition a newly acquired company efficiently.

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

During 2010, our Aerospace U.K. Composites reporting unit recorded a $6.4 million non-cash non-tax deductible goodwill impairment charge. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 9, Goodwill and Intangible Assets, Net, in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion of this charge.

We rely on the experience and expertise of our skilled employees, and must continue to attract and retain qualified technical, marketing and managerial personnel in order to succeed.

Our future success will depend largely upon our ability to attract and retain highly skilled technical, operational and financial managers and marketing personnel. There is significant competition for such personnel in the aerospace and industrial distribution industries. We try to ensure that we offer competitive compensation and benefits as well as opportunities for continued development. There can be no assurance that we will continue to be successful in attracting and retaining the personnel we require to develop new and enhanced products and to continue to grow and operate profitably. We continually strive to recruit and train required personnel as well as retain key employees.

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

Currently, we have two matters outstanding relating to the FMU-143 program at the Aerospace segment’s Orlando facility. While we believe that the U.S. Government’s allegations against us in these matters are unfounded and we continue to defend ourselves vigorously, we cannot guarantee that we will have no liability with respect to these matters. For a discussion of these matters, please refer to Note 18, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Our acceptance of the return of the 11 Australian SH-2G(A) Super Seasprite helicopters, including related inventory and equipment, from the Commonwealth of Australia is subject to a variety of risks and uncertainties.

On February 12, 2009, we completed the transfer of title to the 11 Australian SH-2G(A) Super Seasprite helicopters, including related inventory and equipment, from the Commonwealth of Australia. For more information, please refer to Note 18, Commitments and Contingencies, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Our acceptance of the return of the aircraft and other inventory is subject to a variety of risks and uncertainties including but not limited to:

•	The potential absence of a market for the aircraft and spare parts;
•	Risk of the inventory becoming obsolete over time, resulting in the Company recording a lower of cost or market adjustment;
•	The additional costs that may be necessary to store, maintain and track the inventory; and
•	The obligation to make payments to the Commonwealth of Australia in the future, regardless of aircraft sales.

We believe there is a market for these aircraft, and we are actively marketing them to interested potential customers.

The cost and effort to start up new aerospace programs could negatively impact our operating results and profits.

In recent years, we have been ramping up several new programs, as more fully discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K. The time required and cost incurred to ramp up a new program can be significant and includes nonrecurring costs for tooling, first article testing, finalizing drawings and engineering specifications and hiring new employees able to perform the technical work required.

New programs can typically involve greater volume of scrap, higher costs due to inefficiencies, delays in production, and learning curves that are more extended than anticipated, all of which can impact operating results. We have been working with our customers and leveraging our years of experience to effectively ramp up these new programs.

A failure to develop and retain national accounts at our Industrial Distribution segment could adversely impact our financial results.

Over the past several years, more companies have begun to consolidate their purchases of industrial products, resulting in their doing business with only a few major distributors or integrated suppliers, rather than a large number of vendors. Through our national accounts strategy, we have worked to develop the relationships necessary to be one of those major distributors. Competition relative to these types of arrangements is significant.

If we are not awarded additional national accounts in the future, or if existing national account agreements are not renewed, our sales volume could be negatively impacted which may result in lower gross margins and weaker operating results. Additionally, national accounts typically require an increased level of customer service, as well as investments in the form of opening of new branches to meet our customers’ needs. The cost and time associated with these activities could be significant and if the relationship is not maintained, we could ultimately not make a return on these investments. One of our key strategies has been to increase our national account presence, and we will continue to focus on this objective.

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

We have experienced, and may in the future experience, significant fluctuations in our quarterly operating results that may be caused by many factors. These factors include but are not limited to:

•	Difficulties with our technical programs;
•	Changes in demand for our products;
•	Introduction, enhancement or announcement of products by us or our competitors;
•	Market acceptance of our new products;
•	The growth rates of certain market segments in which we compete;
•	Size, timing and shipment terms of significant orders;
•	Budgeting cycles of customers;
•	Mix of distribution channels;
•	Mix of products and services sold;
•	Mix of domestic and international revenues;
•	Fluctuations in currency exchange rates;
•	Changes in the level of operating expenses;
•	Changes in our sales incentive plans;
•	Inventory obsolescence;
•	Accrual of contract losses;
•	Fluctuations in oil and utility costs;
•	Completion or announcement of acquisitions by us; and
•	General economic conditions in regions in which we conduct business.

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

If our customers’ buying patterns, including decision-making processes, timing of expected deliveries and timing of new projects, unfavorably change due to economic or political conditions, there could be an adverse effect on our business. Our foreign business presents us with additional risk exposures, including:

•	Longer payment cycles;
•	Difficulties in accounts receivable collection;
•	Changes in regulatory requirements;
•	Export restrictions, tariffs and other trade barriers;
•	Difficulties in staffing and managing foreign operations;
•	Seasonal reductions in business activity during the summer months in Europe and certain other parts of the world;
•	Political or economic instability in the markets we serve;
•	Potentially adverse tax consequences; and
•	Cultural and legal differences in the conduct of business.

Any one or more of these factors could have a material adverse effect on our domestic or international operations, and, consequently, on our business, financial condition and operating results.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking information relating to the company's business and prospects, including the Aerospace and Industrial Distribution businesses, operating cash flow, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of competitions for government programs and thereafter contract negotiations with government authorities, both foreign and domestic; 2) political conditions in countries where the company does or intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) domestic and foreign economic and competitive conditions in markets served by the company, particularly the defense, commercial aviation and industrial production markets; 5) risks associated with successful implementation and ramp up of significant new programs; 6) potential difficulties associated with variable acceptance test results, given sensitive production materials and extreme test parameters; 7) management's success in increasing the volume of profitable work at the Wichita facility; 8) successful resale of the SH-2G(I) aircraft, equipment and spare parts; 9) receipt and successful execution of production orders for the JPF U.S. government contract, including the exercise of all contract options and receipt of orders from allied militaries, as all have been assumed in connection with goodwill impairment evaluations; 10) satisfactory resolution of the company’s litigation relating to the FMU-143 program; 11) continued support of the existing K-MAX® helicopter fleet, including sale of existing K-MAX® spare parts inventory; 12) cost estimates associated with environmental remediation activities at the Bloomfield, Moosup and New Hartford, CT facilities and our U.K. facilities; 13) profitable integration of acquired businesses into the company's operations; 14) changes in supplier sales or vendor incentive policies; 15) the effects of price increases or decreases; 16) the effects of pension regulations, pension plan assumptions and future contributions; 17) future levels of indebtedness and capital expenditures; 18) continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs for such items; 19) the effects of currency exchange rates and foreign competition on future operations; 20) changes in laws and regulations, taxes, interest rates, inflation rates and general business conditions; 21) future repurchases and/or issuances of common stock; and 22) other risks and uncertainties set forth in the company's annual, quarterly and current reports, proxy statements and other filings with the SEC. Any forward-looking information provided in this report should be considered with these factors in mind. The company assumes no obligation to update any forward-looking statements contained in this report.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our facilities are generally suitable for, and adequate to serve, their intended uses. At December 31, 2010, we occupied major facilities at the following principal locations:

Segment	Location	Property Type (1)
Aerospace	Jacksonville, Florida	Leased - Manufacturing & Office
	Chihuahua, Mexico	Leased - Manufacturing & Office
	Wichita, Kansas	Leased - Manufacturing & Office
	Darwen, Lancashire, United Kingdom	Leased - Manufacturing & Office
	Hyde, Greater Manchester, United Kingdom	Leased - Manufacturing & Office
	Orlando, Florida	Leased - Manufacturing & Office
	Tucson, Arizona	Leased - Office
	Everett, Washington	Leased - Office
	Dachsbach, Germany	Owned - Manufacturing & Office
	Middletown, Connecticut	Owned - Manufacturing & Office
	Bloomfield, Connecticut	Owned - Manufacturing, Office & Service Center

Industrial Distribution	Windsor, Connecticut	Leased - Office
	Ontario, California	Leased - Distribution Center & Office
	Albany, New York	Leased - Distribution Center & Office
	Savannah, Georgia	Leased - Distribution Center & Office
	Salt Lake City, Utah	Leased - Distribution Center & Office
	Louisville, Kentucky	Leased - Distribution Center & Office
	Glendale, California	Leased - Distribution Center & Office
	Gurabo, Puerto Rico	Leased - Distribution Center & Office
	Mexico City, Mexico	Leased - Distribution Center & Office

Corporate	Bloomfield, Connecticut	Owned - Office

Square Feet	Total
Industrial Distribution (2)	1,768,507
Aerospace	1,620,083
Corporate (3, 4, 5)	627,280
Total	4,015,870

(1)	Owned facilities are unencumbered.
(2)	The Industrial Distribution segment also has branches located across the United States, Puerto Rico, Canada and Mexico, generally operating in leased facilities.
(3)	We occupy a 40,000 square foot corporate headquarters building in Bloomfield, Connecticut and own another 76,000 square foot mixed use building.
(4)
Approximately 500,000 square feet of space included in the corporate square footage is attributable to a facility located in Moosup, Connecticut, that was closed in 2003 and is being held for disposition.

(5)	Approximately 8,000 square feet of space included in the corporate square footage is attributable to an information technology data back-up center that is currently under construction.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2010.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERMATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET, DIVIDEND AND SHAREHOLDER INFORMATION

Our Common Stock is traded on the NASDAQ Global Market under the symbol "KAMN”.  As of January 28, 2011, there were 3,861 registered holders of our Common Stock. Holders of the company’s Common Stock are eligible to participate in the Mellon Investor Services Program administered by Mellon Bank, N.A. The program offers a variety of services including dividend reinvestment. A booklet describing the program may be obtained by contacting Mellon at (800) 227-0291 or via the web at www.melloninvestor.com.

The following table sets forth the high, low and closing sale prices per share of the Company’s Common Stock on the NASDAQ Global Market and the dividends declared for the periods indicated:

	NASDAQ Market Quotations (1)
	High	Low	Close	Dividend Declared
2010
First quarter	$26.35	$22.71	$24.92	$0.14
Second quarter	28.40	21.65	22.07	0.14
Third quarter	26.95	20.97	25.83	0.14
Fourth quarter	30.00	25.34	29.07	0.14
2009
First quarter	$21.21	$9.33	$14.64	$0.14
Second quarter	18.65	14.25	16.75	0.14
Third quarter	22.63	15.48	20.85	0.14
Fourth quarter	24.86	20.25	23.09	0.14

(1)	NASDAQ market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about purchases of Common Stock by the Company during the three months ended December 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (a)	Maximum Number of Shares That May Yet Be Purchased Under the Plan

October 2, 2010 – October 29, 2010	-	$-	-	1,130,389
October 30, 2010 – November 26, 2010	-	-	-	1,130,389
November 27, 2010 – December 31, 2010	-	-	-	1,130,389
Total	-		-

(a) In November 2000, our board of directors approved a replenishment of the Company's stock repurchase program providing for repurchase of an aggregate of 1.4 million shares of Common Stock for use in the administration of our stock plans and for general corporate purposes.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2010 concerning Common Stock issuable under the company’s equity compensation plans.
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2003 Stock Incentive Plan*	985,079	$20.81	1,108,665
Employees Stock Purchase Plan	—	—	709,303
Equity compensation plans not approved by security holders	—	—	—
Total	985,079	$20.81	1,817,968
*	Includes securities to be issued upon exercise of outstanding options granted under a predecessor plan.

PERFORMANCE GRAPH

Following is a comparison of our total shareholder return for the period 2005 – 2010 compared to the S&P 600 Small Cap Index, the Russell 2000 Small Cap Index, and the NASDAQ Non-Financial Composite Index. The performance graph does not include a published industry or line-of-business index or peer group of similar issuers because during the performance period the company was conducting operations in diverse lines of business and we do not believe a meaningful industry index or peer group can be reasonably identified. Accordingly, as permitted by regulation, the graph includes the S&P 600 Small Cap Index and the Russell 2000 Small Cap Index, both of which are comprised of issuers with generally similar market capitalizations to that of the company, and the NASDAQ Non-Financial index calculated by the exchange on which company shares are traded.

	2005	2006	2007	2008	2009	2010
Kaman Corporation	100.00	116.40	194.61	98.20	129.15	166.21
S&P Small Cap 600	100.00	115.12	114.78	79.11	99.34	125.47
Russell 2000	100.00	118.37	116.52	77.15	98.11	124.46
NASDAQ Non-financial	100.00	109.66	124.39	56.94	85.86	101.80

ITEM 6.	SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL DATA
(in thousands except per share amounts, shareholders and employees)

	2010 1	2009	2008 2	2007 3, 4	2006 4
OPERATIONS
Net sales from continuing operations	$1,318,513	$1,146,231	$1,253,595	$1,086,031	$991,422
Gain (loss) on sale of product lines and other assets	447	(4)	221	2,579	(52)
Operating income from continuing operations	62,817	53,942	65,266	64,728	47,822
Earnings before income taxes from continuing operations	60,372	47,010	59,166	57,527	40,660
Income tax benefit (expense)	(22,048)	(14,361)	(24,059)	(21,036)	(16,017)
Earnings from continuing operations	38,324	32,649	35,107	36,491	24,643
Earnings from discontinued operations, net of taxes	-	-	-	7,890	7,143
Gain on disposal of discontinued operations, net of taxes	-	-	492	11,538	-
Net earnings	$38,324	$32,649	$35,599	$55,919	$31,786

FINANCIAL POSITION
Current assets	$584,953	$482,603	$486,516	$491,629	$513,231
Current liabilities	221,845	154,070	179,177	182,631	199,126
Working capital	363,108	328,533	307,339	308,998	314,105
Property, plant and equipment, net	89,719	81,322	79,476	53,645	49,954
Total assets	895,757	773,067	762,613	634,863	630,413
Long-term debt, excluding current portion	140,443	56,800	87,924	11,194	72,872
Shareholders’ equity	362,670	312,900	274,271	394,526	296,561

PER SHARE AMOUNTS
Basic earnings per share from continuing operations	1.48	1.27	1.38	1.50	1.02
Basic earnings per share from discontinued operations	-	-	-	0.32	0.30
Basic earnings per share from disposal of discontinued operations	-	-	0.02	0.47	-
Basic net earnings per share	$1.48	$1.27	$1.40	$2.29	$1.32

Diluted earnings per share from continuing operations	1.47	1.27	1.38	1.46	1.01
Diluted earnings per share from discontinued operations	-	-	-	0.31	0.29
Diluted earnings per share from disposal of discontinued operations	-	-	0.02	0.46	-
Diluted net earnings per share	$1.47	$1.27	$1.40	$2.23	$1.30

Dividends declared	0.56	0.56	0.56	0.53	0.50
Shareholders’ equity	13.89	12.14	10.77	15.69	12.28

Market price range – High	30.00	24.86	38.56	39.31	25.69
Market price range – Low	20.97	9.33	16.48	21.38	15.52

AVERAGE SHARES OUTSTANDING
Basic	25,928	25,648	25,357	24,375	24,036
Diluted	26,104	25,779	25,512	25,261	24,869

GENERAL STATISTICS
Registered shareholders	3,879	4,064	4,107	4,186	4,468
Employees	4,269	4,032	4,294	3,618	3,906

(See Footnotes on following page)

(Footnotes to Information on Preceding Page)

Included within certain annual results are a variety of unusual or significant items that may affect comparability. The most significant of such items are described below as well as within Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements.

1.
Results for 2010 include a $6.4 million non-cash non-tax deductible charge for the impairment of goodwill related to U.K. Composites, $2.0 million in additional losses related to the finalization of contract price negotiations on the Sikorsky Canadian MH-92 helicopter program, and $6.6 million of income related to the claim for look-back interest we filed with the Internal Revenue Service in connection with the Australian SH-2G(A) Super Seasprite Helicopter program.

2.
Results for 2008 include a $7.8 million non-cash non-tax deductible charge for the impairment of goodwill related to Wichita Composites, $2.5 million related to the write-off of tooling costs at Wichita Composites and $1.6 million of expense related to the cancellation of foreign currency hedge contracts originally assumed in connection with the acquisition of U.K. Composites.

3.
The company sold Kaman Music Corporation on December 31, 2007, which resulted in a pre-tax gain on disposal of discontinued operations of $18.1 million, and the Aerospace segment’s 40mm product line assets, which resulted in a pre-tax gain of $2.6 million.

4.	Results for 2007 and 2006 include charges for the Australian SH-2G(A) helicopter program of $6.4 million and $9.7 million, respectively.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide readers of our consolidated financial statements with the perspectives of management. MD&A presents in narrative form information regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results. This will allow the readers of this report to obtain a comprehensive understanding of our businesses, strategies, current trends and future prospects. MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in this Form 10-K. Unless otherwise noted, MD&A relates only to results from continuing operations.

OVERVIEW OF BUSINESS

Kaman Corporation is composed of two business segments:
•	Industrial Distribution, the third largest power transmission/motion control industrial distributor in North America.
•	Aerospace, a manufacturer and subcontractor in the international, commercial and military aerospace and defense markets.

Financial performance
•	Net sales from continuing operations increased 15.0% compared to the prior year.
•	Net earnings increased 17.4% compared to the prior year.
•	Diluted earnings per share, when compared to the prior year, increased 15.7% to $1.47.
•	Cash flows provided by operating activities were $37.4 million for 2010, a decrease of $33.1 million when compared to the prior year.
•	Our Industrial Distribution segment had record annual sales of $832.0 million.

Acquisitions completed during the year
•	On December 10, 2010, we acquired Global Aerosystems, LLC (“Global”) of Everett, Washington for $15.3 million.
•	On April 30, 2010, we acquired Minarik Corporation (“Minarik”) of Glendale, California for $42.5 million, the largest acquisition ever completed by our Industrial Distribution segment.
•	On April 5, 2010, we acquired Allied Bearings Supply Company (“Allied”) of Tulsa, Oklahoma for $15.2 million.
•	On February 26, 2010, we acquired the assets of Fawick de Mexico, S.A. de C. V. (“Fawick”) of Mexico City, Mexico for $4.9 million.

Key events
•
In December 2010, the U.S. Naval Air Systems Command awarded Lockheed Martin and our Aerospace segment a $45.8 million contract for K-MAX® unmanned aircraft systems for a U.S. Marine Corps evaluation of unmanned cargo resupply in an operational forward deployed environment. The contract includes the delivery of two K-MAX® air vehicles and three remote control ground stations to the U.S. Marine Corps for a Quick Reaction Assessment, scheduled for summer 2011.

•
In November 2010, we issued $115.0 million in convertible notes. These notes are due November 17, 2017 and have a coupon rate of 3.25%. Proceeds from these notes were used to pay down $62.2 million on our revolving credit facility, make a $25.0 million voluntary contribution to our qualified pension plan and use $13.2 million for the purchase of call options related to the convertible note offering.

•
During the fourth quarter of 2010 we were awarded a contract to manufacture new cabins for Bell Helicopter’s AH-1Z attack helicopter.  Including potential follow-on options, the program value could exceed $60 million and has an initial period of performance that runs thru 2015.

•
During the fourth quarter we were awarded a contract from Bombardier to build composite doors on the Learjet 85, a new mid-sized business jet. This work will be performed at our U.K. Composite Facility.

•
During the fourth quarter, we recorded a $6.4 million non-cash non-tax deductible goodwill impairment charge. This charge has been included in the operating results of our Aerospace segment and was related to our U.K. Composites reporting unit.

•	During the fourth quarter, we opened a low cost aerospace manufacturing facility in Chihuahua, Mexico.
•
During the third quarter we received a payment of $6.6 million related to the claim for look-back interest we filed with the Internal Revenue Service in connection with the Australian SH-2G(A) Super Seasprite Helicopter program. This was recorded as interest income during the quarter.

•
During the third quarter we finalized the negotiations with Sikorsky related to the contract price of the Canadian MH-92 program resulting in an increase in the contract value from approximately $6.0 million to approximately $11.0 million. Because this increase was less than anticipated, we recorded an additional contract loss of $2.0 million.

•
During the third quarter we were awarded an add-on to Option 7 of the JPF Program for Foreign Military Sales (“FMS”) with an additional value of $36.0 million. The total value of Option 7 is now $81.5 million.

•
On September 20, 2010, we replaced our $225.0 million revolving credit facility with a four-year $275.0 million revolving credit facility. Also, on September 20, 2010, we amended our existing four-year term loan.

•	On September 1, 2010, Steven J. Smidler assumed the role of President of the Industrial Distribution segment, following the retirement of T. Jack Cahill on August 31, 2010.

•
In January 2010, the Unmanned K-MAX® helicopter successfully completed its demonstration for the U.S. Marine Corps. The demonstration showed the ability of the Unmanned K-MAX® to deliver cargo to troops in extreme environments and at high altitudes.

Outlook

The performance of our Industrial Distribution segment significantly improved in 2010 compared to 2009 as the industrial economy improved. We made three strategic acquisitions that enabled us to grow scale and add new product lines. With the growth in our base business and the addition of the three acquisitions, the segment achieved a record annual sales level of $832.0 million. Additionally, the segment improved operating margin during 2010 to 3.6% from 2.0% in 2009. This increase is due to increased sales volume across all markets, higher operating margin on sales contributed by our acquired businesses, and the benefits of cost reduction programs undertaken during 2009. This higher operating margin was achieved despite increased pressure on pricing as our customers continue to focus on cost control. We will continue to emphasize cost reduction, margin improvements and market share gains.

Our Aerospace segment had solid performance in 2010, despite the technical issues that we encountered in our JPF program, weaker sales of our bearing products, the charge resulting from the resolution of the contract price negotiations related to the Sikorsky Canadian MH-92 program and the $6.4 million non-cash goodwill impairment charge. We were able to overcome these challenges by delivering approximately 18,000 JPF fuzes in the second half of the year, delivering more than 170 cockpits on our Sikorsky BLACK HAWK Helicopter program and improving margin on our bearing products.

As we look at 2011, we anticipate growth in both of our segments. Our 2011 outlook is as follows:

•	Industrial Distribution:
▪	Sales growth of 12.0% to 15.0%
▪	Operating margin between 4.2% and 4.5%
•	Aerospace:
▪	Sales growth of 13.0% to 16.0%
▪	Operating margin between 15.2% and 15.5%
•	Corporate expenses in the range of $10.0 to $10.5 million per quarter
•	Interest expense of approximately $12.5 million
•	Estimated tax rate of 35.0% in 2011
•	Free cash flow in the range of $30.0 to $35.0 million.

RESULTS OF CONTINUING OPERATIONS

Consolidated Results

Net Sales

	2010	2009	2008
In thousands
Industrial Distribution	$831,997	$645,535	$776,970
Aerospace	486,516	500,696	476,625
Total	$1,318,513	$1,146,231	$1,253,595

$ change	$172,282	$(107,364)	$167,564
% change	15.0%	-8.6%	15.4%

The increase in net sales for 2010 as compared to 2009 was attributable to an increase in organic sales at our Industrial Distribution segment, the contribution of sales from our 2010 acquisitions and the favorable impact of foreign currency exchange rates of $2.0 million, partially offset by a decrease in sales at our Aerospace segment. See Segment Results of Operations and Financial Condition below for further discussion of segment net sales.

The decrease in net sales for 2009 as compared to 2008 was attributable to a decline in organic sales at our Industrial Distribution segment. This decrease was partially offset by organic sales growth in our Aerospace segment and the full year effect of sales from the acquisition of Industrial Supply Corp (“ISC”) in March 2008, the acquisition of U.K. Composites in June 2008, and the acquisition of Industrial Rubber & Mechanics Incorporated (“INRUMEC”) in October 2008. Foreign currency exchange rates had an unfavorable impact of $12.3 million on sales for 2009.

Gross Profit

	2010	2009	2008
In thousands
Gross profit	$357,807	$305,938	$332,137
$ change	51,869	(26,199)	31,192
% change	17.0%	-7.9%	10.4%
% of net sales	27.1%	26.7%	26.5%

Gross profit increased for 2010 as compared to 2009 due to an increase in gross profit at both our segments. The increase in Industrial Distribution gross profit was primarily a result of higher sales volume and the addition of gross profit from the acquisitions completed during the year. The increase in gross profit at our Aerospace segment was primarily due to an increase in gross profit for our JPF program resulting from the improved pricing related to deliveries under Option 6, an increase in gross profit on the Sikorsky BLACK HAWK Helicopter program resulting from an increase in deliveries compared to the prior year and an increase in gross profit on our blade erosion coating programs. These increases were partially offset by a decrease in sales volume related to our bearing product lines, $3.3 million in contract losses on the Sikorsky Canadian MH-92 program, $1.5 million in losses on our Bell Helicopter program due to inefficiencies and scrap on our initial production units, reduced gross profit on the C-17 program due to a reduction in volume requirements, a reduction in sales resulting from lower volume on our helicopter after market programs, including Egypt SH-2G(E), and $2.8 million in losses resulting from a reduction in quantities required by our customer for one of our fuze programs.

Gross profit decreased in 2009 as compared to 2008 primarily due to a decrease in gross profit at our Industrial Distribution segment, partially offset by an increase at our Aerospace segment and the full year effect on gross profit from the acquisitions of ISC, U.K. Composites and INRUMEC. The decrease in gross profit at Industrial Distribution was a result of lower sales volume, while the increase at Aerospace was driven by increased shipments on the Sikorsky BLACK HAWK helicopter cockpit and JPF programs and increased sales of bearing products for the military markets. These increases were slightly offset by the absence of gross profit previously generated from Australian helicopter support program and decreased sales volume related to our bearing product lines for the commercial and regional / business jet markets.

Selling, General & Administrative Expenses (S,G&A)

	2010	2009	2008
In thousands
S,G&A	$289,066	$251,992	$259,282
$ change	37,074	(7,290)	20,486
% change	14.7%	-2.8%	8.6%
% of net sales	21.9%	22.0%	20.7%

S,G&A increased for 2010 as compared to 2009 due to an increase in our Corporate expenses and an increase in expense at both our segments. The increase in our Corporate expenses was primarily due to $1.5 million in acquisition related costs.  The higher expense at our Industrial Distribution segment is attributable to the acquisitions as well as the absence of certain one-time benefits related to employee furloughs taken in the prior year and an increase in variable costs such as sales commissions and other employee related costs resulting from the higher sales volume. The increase in expense at our Aerospace segment is due to an increase in legal fees associated with the FMU-143 program litigation matters.

The decrease in S,G&A for 2009 as compared to 2008 is primarily due to tighter cost control leading to expense reductions at both our segments and our Corporate office and a reduction in expense for our Supplemental Employees’ Retirement Plan (“SERP”). The expense reductions included furloughs and a reduction in other employee benefit expenses. These decreases were partially offset by the acquisitions of ISC, U.K. Composites and INRUMEC during 2008 and an increase of $8.8 million in pension expense. Furloughs were taken by our Corporate Officers and employees at our Industrial Distribution segment and select operations of our Aerospace segment.

Goodwill Impairment

	2010	2009	2008
In thousands
Goodwill impairment	$6,371	$-	$7,810

During the first quarter of 2010, we were informally notified by a customer of its intent to terminate a contract that had been obtained in our acquisition of U.K. Composites. We recognized $0.6 million in sales related to the contract in question during the year ended December 31, 2008. No sales were recognized during the years ended December 31, 2010 or 2009. Throughout 2010, management worked with this customer to find an acceptable resolution and maintain the work there under. During the fourth quarter we received a contract termination notice and, as a result, removed all future revenue and related profit associated with this contract from the reporting unit’s projections when preparing its annual test for impairment. We do not believe the termination of the contract will have a significant impact on our liquidity. This contract loss, in addition to a reduction in revenue for other programs, reduced the revenue and earnings growth forecast to levels below those anticipated at the reporting unit’s acquisition in 2008, creating a situation in which Step 1 of the impairment analysis resulted in a fair value for the reporting unit below its carrying value. Prior to proceeding to Step 2 of the impairment analysis, management assessed the tangible and intangible assets subject to amortization to determine if they were impaired. Based on this analysis these assets were determined not to be impaired. Upon completion of the Step 2 impairment analysis, we recorded a non-cash non-tax deductible goodwill impairment charge of $6.4 million (representing 17% of the total goodwill balance for the reporting unit) to reduce the carrying value of goodwill to its implied fair value. This charge has been included in the operating results of our Aerospace segment. See Note 5, Fair Value Measurements, and Note 9 Goodwill and Intangible Assets, Net, in the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies, for further discussion.

During the second quarter of 2008, the Aerospace Wichita facility lost two of its major contracts and experienced continuing production and quality issues. As a result, we performed an interim test of goodwill for impairment and recorded a non-tax-deductible goodwill impairment charge of $7.8 million. This represented the entire goodwill balance for the reporting unit.

Operating Income

	2010	2009	2008
In thousands
Operating income	$62,817	$53,942	$65,266
$ change	8,875	(11,324)	538
% change	16.5%	-17.4%	0.8%
% of net sales	4.8%	4.7%	5.2%

The increase in operating income for 2010 as compared to 2009 was primarily driven by a significant increase in operating income at our Industrial Distribution segment, offset slightly by a decrease in operating income at our Aerospace segment, which includes the $6.4 million non-cash non-tax deductible goodwill charge.  See Segment Results of Operations and Financial Condition below for further discussion of segment operating income.

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

Interest Expense, Net
	2010	2009	2008
In thousands
Interest expense, net	$3,487	$5,700	$4,110

Net interest expense generally consists of interest charged on borrowings and the amortization of capitalized debt issuance costs, offset by interest income. The decrease in interest expense, net is primarily due to the receipt of $6.6 million of look-back interest during the period, partially offset by an increase in interest expense. The increase in interest expense is due to higher interest rates on amounts outstanding under our revolving credit agreement, increased amortization of capitalized fees and progressively higher borrowings under the revolving credit agreement as we funded the acquisitions completed in 2010.

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

Effective Income Tax Rate

	2010	2009	2008

Effective income tax rate	36.5%	30.6%	40.7%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the year.  The increase in the effective tax rate for 2010 compared to 2009 is due to the non-cash non-tax deductible goodwill impairment charge of $6.4 million recorded by the Aerospace segment, a non-recurring tax benefit for foreign exchange losses incurred in the prior year period as part of an international recapitalization, and from a discrete benefit in the prior year due to certain foreign tax incentives.

The decrease in the effective tax rate for 2009 compared to 2008 is primarily due to a one-time tax benefit for foreign exchange losses incurred as part of an international recapitalization, and from a discrete benefit due to certain foreign tax incentives, as well as the impact of the $7.8 million non-tax deductible non-cash goodwill impairment charge taken during the second quarter of 2008.

Other Matters

Information regarding our various environmental remediation activities and the December 2008 workplace accident that occurred at one of our U.K. Composites facilities and associated accruals as well as other pending matters can be found in Note 18, Commitments and Contingencies, in the Notes to Consolidated Financial Statements.

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

In recent years, we have worked to increase market share in several less cyclical markets including the food and beverage, coal mining and energy industries. We are also expanding our presence in the power generation and utilities markets, two other less cyclical industries. We have been successful in this endeavor, as evidenced by our national account wins, and we continue to target these industries. The acquisitions completed in 2010 have allowed us to expand our geographical footprint, provide better levels of support for motion control products and more effectively balance our business between the Original Equipment Manufacturer (“OEM”) and the Maintenance, Repair and Operations (“MRO”) markets.

Results of Operations

	2010	2009	2008
In thousands
Net sales	$831,997	$645,535	$776,970
$ change	186,462	(131,435)	76,796
% change	28.9%	-16.9%	11.0%

Operating income	$30,252	$12,612	$35,397
$ change	17,640	(22,785)	2,359
% change	139.9%	-64.4%	7.1%
% of net sales	3.6%	2.0%	4.6%

Net Sales

Net sales for 2010 increased as compared to 2009 due to a 14.4% increase in organic sales, when measured on a same day sales basis, with the acquisitions contributing $96.2 million in sales for 2010. The decrease in net sales for 2009 as compared to 2008 is due to a decline of 19.2% in organic sales when measured on a same day sales basis. The decrease was partially offset by the addition of sales resulting from the acquisitions of ISC and INRUMEC.

Organic Sales Per Day

The following represents organic sales per day for the indicated period (in thousands):

	For the three months ended
	December 31,	October 1,	July 2,	April 2,	December 31,
	2010	2010	2010	2010	2009
Net sales	$218,687	$223,127	$210,924	$179,259	$149,754
Acquisition related sales	34,253	35,254	26,729	-	-
Organic sales	$184,434	$187,873	$184,195	$179,259	$149,754

Sales days	60	63	64	65	60
Organic sales per sales day (a)	$3,074	$2,982	$2,878	$2,758	$2,496
% change - sequential	3.1%	3.6%	4.4%	10.5%	-2.0%

(a) Organic sales per sales day is a metric management uses to evaluate performance trends at its Industrial Distribution segment and is calculated by taking total organic sales for the quarter divided by the number of sales days during the quarter. See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures.

Organic sales per day grew sequentially over the past four quarters. The growth in organic sales is due to increases in sales volume to both OEM and MRO customers and the impact of favorable foreign currency exchange rates for 2010 of $3.2 million. There were significant increases across all industries, particularly in mining, fabricated metal products and durable goods.

The following represents organic sales per day for the indicated period (in thousands):

	For the three months ended
	December 31,	October 2,	July 3,	April 3,	December 31,
	2009	2009	2009	2009	2008
Net sales	$149,754	$162,921	$155,954	$176,906	$187,197
Acquisition related sales	-	-	-	-	-
Organic sales	$149,754	$162,921	$155,954	$176,906	$187,197

Sales days	60	64	63	66	64
Organic sales per sales day (a)	$2,496	$2,546	$2,475	$2,680	$2,925
% change - sequential	-2.0%	2.9%	-7.6%	-8.4%	-9.8%

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

Operating Income

Operating income increased in 2010 compared to 2009 primarily due to the increase in sales volume and the resulting impact on our ability to leverage operating costs, higher rebate income, the addition of $5.4 million in operating income from the three acquisitions completed in 2010 and the benefit of a $1.8 million decrease in group health insurance expense. The increases were partially offset by an increase in variable costs such as sales commissions and other employee related costs resulting from the higher sales volume and the absence of the benefit of the one-time cost savings of $1.3 million resulting from the business-wide furlough in the second quarter of 2009.

Operating income decreased for 2009 as compared to 2008 primarily due to the decrease in organic sales volume and the resulting impact on our ability to leverage operating costs. Additionally, operating income was impacted by increases in pension plan expense, employee separation costs and insurance costs. These factors were partially offset by improved gross margin rates and steps taken by management to reduce operating costs. These steps included a business wide furlough and the consolidation of branches and the closure of underperforming branches, which resulted in a reduction in headcount. Additionally, we closed the U.S. pension plan to new employees of the Industrial Distribution segment, effective June 1, 2009. The savings that resulted from the business wide furlough were nonrecurring and although the other actions led to increased costs in the near-term, management believes that the long-term reduction in operating costs allowed the Industrial Distribution segment to manage through the economic downturn and emerge as an even more profitable business.

Aerospace Segment

Our Strategy

Our strategy for the Aerospace segment is to expand our global market position in military and commercial markets, while maintaining leadership in product technical performance and application engineering support, and continuing to concentrate on lean manufacturing techniques and lead time reduction.

Results of Operations

The following table presents selected financial data for our Aerospace segment:

	2010	2009	2008
In thousands
Net sales	$486,516	$500,696	$476,625
$ change	(14,180)	24,071	90,768
% change	-2.8%	5.1%	23.5%

Operating income	$67,151	$74,996	$61,608
$ change	(7,845)	13,388	(6,175)
% change	-10.5%	21.7%	-9.1%
% of net sales	13.8%	15.0%	12.9%

Backlog on contract	$532,630	$430,885	$550,736

Net Sales

Net sales decreased for 2010 as compared to 2009 due to:
•	a decrease in sales volume on bearings products;
•	lower volume on our helicopter after market programs, including the Egypt SH-2G(E) upgrade program, our K-MAX® program and sales of SH-2G spare parts to New Zealand;
•	a reduction in C-17 ship set deliveries due to a reduction in volume requirements and production interruptions at our customer’s facility; and
•	unfavorable foreign currency exchange rate changes which impacted sales by $1.3 million.

These decreases were partially offset by:
•	higher priced sales on our JPF program to the United States Government (“USG”), resulting from the completion of Option 5 and the transition to Option 6, which has a higher per fuze price;
•	commercial sales to foreign militaries of the JPF fuze;
•	increased sales volume on our blade erosion coating programs;
•	initial deliveries on our Bell Helicopter program; and
•	increased sales volume on our Sikorsky BLACK HAWK helicopter cockpit program.

Net sales increased for 2009 as compared to 2008 due to:
•	the incremental contribution of $21.4 million in sales from the acquisition of U.K. Composites;
•	increased shipments to the USG and Foreign Military Sales (“FMS”) on the JPF program;
•	increased shipments on the Sikorsky BLACK HAWK helicopter cockpit program;
•	an increase in volume on our helicopter after market programs, including additional upgrade work on the Egypt SH-2G(E) helicopter fleet, SH-2G spare part sales to New Zealand; and
•	increased sales of our bearing products for military platforms.

These increases were partially offset by:
•	the absence of sales related to the Australian helicopter program support center;
•	a decline in sales of our bearings products for business jet platforms; and
•
unfavorable changes in foreign currency exchange rates which impacted sales by $7.4 million, primarily as a result of the strengthening of the U.S. Dollar against the Pound Sterling which unfavorably impacted the current year sales of U.K. Composites.

Operating Income

Operating income decreased for 2010 as compared to 2009 due to:
•	the $6.4 million non-cash non-tax deductible goodwill charge taken at our U.K. Composites reporting unit;
•	losses resulting from a decrease in the number of required units and program delays on one of our fuze programs;
•	reduced gross profit generated by our bearings products resulting from the lower sales volume noted above;
•	a reduction in gross profit due to a reduction in C-17 ship set volume requirements;
•	losses recorded on our Bell Helicopter program due to inefficiencies on our initial production units;
•	additional losses recorded on the Sikorsky Canadian MH-92 helicopter program, as discussed below; and
•	increased selling, general and administrative expenses related to legal fees associated with the FMU-143 program.

These decreases were partially offset by the increased volume on our Sikorsky BLACK HAWK Helicopter cockpit program, increased gross profit on our JPF program due to more favorable pricing on Option 6 deliveries, gross profit associated with the higher sales volume of the JPF fuze to commercial customers and an increase in gross profit on our blade erosion coating programs.

Operating income increased for 2009 when compared to 2008 due to:

•	the absence of the $7.8 million non-cash, non-tax-deductible, goodwill impairment charge taken in 2008;
•	increased shipments of higher margin JPF fuzes;
•	the addition of operating income from the acquisition of U.K. Composites;
•	increased sales on the Egypt helicopter upgrade program;
•	increased sales of spares to New Zealand to support their helicopter fleet;
•	higher production levels of the Sikorsky BLACK HAWK helicopter cockpit program; and
•	increased sales of bearing products for military platforms.

These increases were partially offset by reduced gross profit generated by our bearing products for commercial platforms resulting from the lower sales volume as noted above. In 2009, the Aerospace segment took measures designed to reduce costs and improve operating performance, such as furloughs at certain operations. These measures helped improve operating income for the segment; however, the effect of the furloughs in 2009 was nonrecurring in nature.

Backlog

The increase in backlog in 2010 compared to 2009 is the result of an increase in orders for our bearing products, new USG orders and commercial sales to foreign militaries under our JPF program, as well as the Bell Helicopter and A-10 programs, which were awarded in 2009, but for which orders were received during 2010. The decrease in backlog in 2009 compared to 2008 is the result of the changes in the buying patterns of our customers during 2009 and the impact of certain new programs, A-10 and Bell Helicopters, which were not fully included in backlog at December 31, 2009 due to the timing of order receipt.

Major Programs/Product Lines

Military Markets

A-10

In 2008, the segment signed a five-year requirements contract with Boeing for the production of wing control surfaces (inboard and outboard flaps, slats and deceleron assemblies) for the U.S. Air Force’s A-10 fleet. Initial deliveries under this program began in the third quarter of 2010. Full rate production is expected to begin in 2011 with an average of approximately 47 ship sets per year through 2015.  During the first quarter of 2010, we received additional work which increased this multiyear program’s potential value to over $110 million; however, annual quantities will vary, as they are dependent upon the orders Boeing receives from the U.S. Air Force (“USAF”).

Bearings

Our bearings products are included on military platforms manufactured in North America and Europe. These products are used as original equipment and/or specified as replacement parts by the manufacturers. The most significant portion of our military sales is derived from U.S. military platforms, such as the AH-64, C-17 and F/A-18 aircraft, and sales in Europe for the Typhoon program. These products are primarily proprietary self-lubricating, ball and roller bearings for aircraft flight controls, turbine engines, and landing gear and driveline couplings for helicopters.

BLACK HAWK

The Sikorsky BLACK HAWK helicopter cockpit program involves the manufacture of cockpits including the installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines, and the composite structure that holds the windscreen for most models of the BLACK HAWK helicopter. Orders placed to date for the program total 800 cockpits. The total potential value of this program is at least $350 million, with deliveries on current orders continuing through 2011. Through December 31, 2010, a total of 615 cockpits have been delivered under this contract. During 2010 we experienced production levels higher than those experienced in 2009, with deliveries of 177 cockpits in 2010 compared to 155 in 2009. We expect to deliver 150 to 155 cockpits in 2011.

The segment also performs additional subcontract work involving fuselage joining and installation tasks, blade erosion coating and the production of certain mechanical subassemblies for this helicopter program. During the second quarter of 2010, we delivered the 1,000th BLACK HAWK blade on the blade erosion coating program.

C-17

The segment continues production of structural wing subassemblies for the Boeing C-17. We received additional orders under this program that will extend our work beyond 2011. During 2010 we delivered 14 ship sets. We currently have orders for 20 ship sets to be delivered in 2011 and beyond.

Egypt SH-2G(E)

The segment continues work under a program for depot level maintenance and upgrades for nine Kaman SH-2G(E) helicopters originally delivered to the Egyptian government during the 1990s. This program has a total contract value of approximately $53.9 million, of which $18.6 million has been funded through December 31, 2010.

FMU-152 – Joint Programmable Fuze (“JPF”)

We manufacture the JPF, an electro-mechanical bomb safing and arming device, which allows the settings of a weapon to be programmed in flight. During 2009 we entered into a contract modification with the USG for the award of Options 6, 7 and 8 under our multi-option JPF contract. The modification provides increased unit prices and quantities for these three option buys upon exercise and updates the original contract negotiated in 1997. The total value of the Option 6 award is approximately $59 million. During 2010 we were awarded Option 7 of the JPF program, which includes USG and Foreign Military Sales and has a total value of $81.5 million.

The total value of JPF contracts awarded by the USG from inception of the program through December 31, 2010 is $337.5 million. This value primarily consists of Options 1 through 7 under the original contract and various contract modifications. We expect to continue production under the currently awarded options through 2012.

During the first half of 2010, we experienced supplied component issues on the JPF program that caused us to halt production. In cooperation with our supplier and customer, we analyzed, tested and verified the root cause of the acceptance testing failures, which were traced to the performance of a supplied component, and developed a plan for introduction of key product improvements. Upon resolution of these issues, we were able to deliver more than 18,000 fuzes during the second half of 2010. During this period we completed Option 5 shipments and transitioned to Option 6 of the program, which has a higher per fuze price. Additionally, these deliveries included commercial sales to foreign militaries. These sales are part of a larger order, with an approximate value of $44.1 million. During 2010 these commercial sales totaled $18.0 million. We anticipate completing this order in the first quarter of 2011.

MH-92

The Sikorsky Canadian MH-92 helicopter program includes the manufacture and assembly of composite tail rotor pylons. This program has undergone numerous customer directed design changes that caused costs on this program to exceed the originally proposed price for the contract. During the third quarter of 2010, we finalized the contract price negotiations for this program increasing the contract value from approximately $6.0 million to approximately $11.0 million. Although we received additional consideration for this contract, we were not able to recover all the estimated costs at completion and because this increase was less than anticipated, we recorded a $2.0 million contract loss during the third quarter of 2010. To date, we have recorded $6.8 million in contract losses, and of this amount, $3.3 million was recorded in 2010.

U.S. Army

In December 2009, we signed a $7.2 million contract with the U.S. Army to perform blade erosion coating on up to 500 helicopter blades.  Initial deliveries began in the first quarter of 2010 and through December 31, 2010 we have delivered 408 blades under this contract. Under all blade erosion coating contracts with the U.S. Army, we have delivered 624 blades through December 31, 2010.

Commercial Markets

777 / 767

In late 2007, we signed a seven-year follow-on contract with Boeing for the production of fixed wing trailing edge assemblies for the Boeing 777 and 767 aircraft. During 2010, on average we delivered 6 ship sets per month on the Boeing 777 platform and 1 ship set per month on the Boeing 767. For 2011, we currently estimate deliveries on these programs to be consistent with 2010. This multiyear contract has a potential value in excess of $100 million; however, annual quantities will vary, as they are dependent upon the orders Boeing receives from its customers.

Airbus

Our U.K. Composites operations provide composite components for many Airbus platforms. The most significant of these are the A320, A330 and A340. Orders for these components are dependent on the customer’s build rate.

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

Bell Helicopter

In September 2009, we were awarded a five-year contract with a potential value of $53 million to build composite helicopter blade skins and skin core assemblies for Bell Helicopter. Under the terms of the contract, we will provide 18 different assemblies for H1, 406, 407, 412, 427, 429, 430 and BA609 aircraft. All work is being performed at our full-service aerospace innovation and manufacturing support center in Bloomfield, Connecticut. First article deliveries to Bell's Hurst, Texas facility began in late 2009, with full production starting in the first quarter of 2010. Through December 31, 2010, the total sales value for our deliveries totaled $6.2 million. Annual quantities for this program will vary, as they are dependent upon the orders Bell receives from its customers.

Other Matters

SH-2G(I)

We continue to dedicate marketing efforts to identify suitable customers for the 11 SH-2G(I) aircraft, spare parts and equipment. Numerous foreign governments have expressed various levels of interest in the aircraft and we have received small orders for the spare parts and related equipment.

For a discussion of other matters related to our Aerospace segment see Note 18, Commitments and Contingencies, in the Notes to Consolidated Financial Statements.

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

We continue to rely upon bank financing as an important source of liquidity for our business activities including acquisitions. We believe this, when combined with cash generated from operating activities, will be sufficient to support our anticipated cash requirements for the foreseeable future. However, we may decide to raise additional debt or equity capital to support other business activities including potential future acquisitions. We anticipate our capital expenditures will be approximately $30.0 to $35.0 million in 2011, primarily related to machinery and equipment and information technology infrastructure, including completion of an information technology back-up data center. We anticipate a variety of items will have an impact on our liquidity during the next 12 months, aside from our working capital requirements. These may include one or more of the matters described in Note 18, Commitments and Contingencies, in the Notes to Consolidated Financial Statements, including the FMU-143 litigation and continued legal costs associated with this matter, the revenue sharing arrangement with the Commonwealth of Australia, the cost of existing environmental remediation matters, required pension and Supplemental Employees’ Retirement Plan (“SERP”) contributions or the extension of payment terms by our customers. However, we do not believe any of these matters will lead to a shortage of capital resources or liquidity that would prevent us from continuing with our business operations as expected.

We regularly monitor credit market conditions to identify potential issues that may adversely affect, or provide opportunities for, the securing and/or pricing of additional financing, if any, that may be necessary to continue with our growth strategy and finance working capital requirements.  This is evidenced by the replacement of our Revolving Credit Agreement and amendment of our Term Loan Agreement during the third quarter and the issuance of our $115.0 million convertible notes in November 2010.

On February 23, 2010, our Board of Directors approved an amendment to the pension plan that, among other things, closed the pension plan to all new hires on or after March 1, 2010 and changed the benefit calculation for existing employees related to pay and years of service. Specifically, changes in pay will be taken into account for benefit calculation purposes until the end of calendar year 2010, the benefit formula will be improved to use the highest five years out of the last ten years of service up to December 31, 2010, whether consecutive or not, and years of service will continue to be added for purposes of the benefit calculations through December 31, 2015, with no further accumulation for service thereafter except for vesting purposes.

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

On February 23, 2010, our Board of Directors also authorized certain enhancements to our defined contribution plan including, among other things, an increase in employer matching contributions made to the plan based on each participant’s pre-tax contributions. The enhancements became effective January 1, 2011.

Pursuant to the terms of our revenue sharing agreement with the Commonwealth of Australia, we will share all proceeds from the resale of the SH-2G(I) aircraft, spare parts, and equipment with the Commonwealth on a predetermined basis. Total payments of at least $39.5 million (AUD) must be made to the Commonwealth regardless of sales, of which at least $26.7 million (AUD) must be paid by March 2011. Additional payments of $6.4 million (AUD) each must be paid in March of 2012 and 2013 to the extent that cumulative payments have not yet reached $33.1 million (AUD) or $39.5 million (AUD) as of such dates, respectively. Through December 31, 2010, we have made required payments of $2.8 million (AUD). As of that date, the U.S. dollar value of the remaining $36.7 million (AUD) required payment was $37.5 million, of which $24.4 million is due in March 2011. In late 2008, we entered into foreign currency exchange contracts that limit the foreign currency risks associated with these required payments. These contracts will enable us to purchase $36.5 million (AUD) for $23.7 million.

A summary of our consolidated cash flows from continuing operations is as follows:

	2010	2009	2008	10 vs. 09	09 vs. 08
	(in thousands)
Total cash provided by (used in):
Operating activities	$37,356	$70,454	$(13,705)	$(33,098)	$84,159
Investing activites	(86,930)	(16,267)	(125,776)	(70,663)	109,509
Financing activities	65,309	(45,153)	75,055	110,462	(120,208)

Free Cash Flow (a)
Net cash provided by (used in) operating activities	$37,356	$70,454	$(13,705)	$(33,098)	$84,159
Expenditures for property, plant and equipment	(21,507)	(13,567)	(16,000)	(7,940)	2,433
Free cash flow	$15,849	$56,887	$(29,705)	$(41,038)	$86,592

(a) Free Cash Flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less expenditures for property plant and equipment, both of which are presented on our consolidated statements of cash flows. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.

Net cash provided by operating activities decreased $33.1 million in 2010 compared to 2009, primarily due to the following:

•	increased purchases of inventory driven by the increased sales volume at our Industrial Distribution segment;
•	increases in our accounts receivable balances;
•	increased contributions to the qualified pension plan; and
•	increased tax payments for our Industrial Distribution segment.

Partially offsetting these was the receipt of $6.6 million of look-back interest, pre-tax, in the third quarter of 2010.

Net cash used in investing activities increased $70.7 million in 2010 compared to 2009, primarily due to cash used for the purchases of Fawick, Allied, Minarik and Global and an increase in capital expenditures to support our information technology infrastructure.

Net cash provided by financing activities increased $110.5 million in 2010 compared to 2009 primarily due to the issuance of the $115.0 million convertible notes in November 2010, offset by the purchase of call options on the convertible notes of $13.2 million. The proceeds from the convertible debt offering were used to purchase the call options, pay down $62.2 million of borrowing under the Revolving Credit Agreement and make a $25.0 million voluntary contribution to our qualified pension plan.

Net cash provided by operating activities increased $84.2 million in 2009 compared to 2008, primarily due to the following:

•	Lower working capital requirements due to lower sales at our Industrial Distribution segment.
•	Improvements in our inventory procurement and management processes.
•	Continued focus on collections of outstanding receivable balances.
•	Decreased payments of taxes, due to the absence of payments made in 2008 related to the sale of our Music segment in the fourth quarter of 2007.
•	Decreased cash outflows associated with incentive compensation in 2009 compared to 2008.
•	Lower SERP payments for retiring executives.

Net cash used in investing activities decreased $109.5 million for 2009 compared to 2008. The decrease was primarily attributable to cash used for acquisitions in 2008.

Net cash provided by financing activities decreased $120.2 million for 2009 compared to 2008. In 2009, we had a net repayment under the Revolving Credit Agreement and Term Loan Agreement of $30.8 million, compared to net proceeds from borrowings under the Revolving Credit Agreement and Term Loan of $81.6 million received in 2008. The proceeds received in 2008 were used to fund our acquisitions.

Financing Arrangements

In November 2010, we issued convertible unsecured notes due on November 15, 2017 in the aggregate principal amount of $115.0 million in a private placement offering. These notes bear 3.25% interest per annum on the principal amount, payable semiannually in arrears on May 15 and November 15 of each year, beginning on May 15, 2011. Proceeds from the offering were $111.0 million, net of fees and expenses, which were capitalized. The proceeds were used to repay $62.2 million of borrowings outstanding under our revolving credit agreement, make a $25.0 million contribution to our qualified pension plan and pay $13.2 million for the purchase of call options related to the convertible note offering. See below for a discussion of the call options.

The notes will mature on November 15, 2017, unless earlier redeemed, purchased by us or converted, and are convertible into cash and, at our election, shares of our common stock based on an initial conversion rate, subject to adjustment, of 29.4499 shares per $1,000 principal amount of notes (which represents an initial conversion price of approximately $33.96 per share), in certain circumstances. The conversion rate will be subject to adjustment in certain circumstances, but will not be adjusted for accrued and unpaid interest. Upon conversion, we will pay cash up to the aggregate principal amount of the notes and pay or deliver cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, with respect to any remaining amounts due. Prior to May 15, 2017, the notes are convertible only in the following circumstances: (1) during any fiscal quarter commencing after April 1, 2011 and only during any such fiscal quarter, if the last reported sale price of our common stock was greater than or equal to 130% of the applicable conversion price ($44.15) for at least 20 trading days (whether or not consecutive) in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, (2) upon the occurrence of specified corporate transactions, or (3) during the five consecutive business-day period following any five consecutive trading-day period in which, for each day of that period, the trading price for the notes was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day. On and after May 15, 2017, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon a change in control or termination of trading, holders of the notes may require us to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount, plus any accrued and unpaid interest.

In connection with the offering, we entered into convertible note hedge transactions with affiliates of the initial purchasers of the notes. These transactions are intended to reduce the potential dilution to our stockholders upon any future conversion of the notes. The call options, which cost an aggregate $13.2 million, were recorded as a reduction of additional paid-in capital. We also entered into warrant transactions concurrently with the offering, pursuant to which we sold warrants to acquire up to approximately 3.4 million shares of our common stock to the same counterparties that entered into the convertible note hedge transactions. Proceeds received from the issuance of the warrants totaled approximately $1.9 million and were recorded as an addition to additional paid-in capital. The convertible note hedge and warrant transactions effectively increased the conversion price of the convertible notes to approximately $44.40 per share of our common stock.

The note payable principal balance at the date of issuance of $115.0 million was bifurcated into the debt component of $101.7 million and the equity component of $13.3 million. The difference between the note payable principal balance and the value of the debt component is being accreted to interest expense over a period of 7 years. The debt component was recognized at the present value of associated cash flows discounted using a 5.25% discount rate, the borrowing rate at the date of issuance for a similar debt instrument without a conversion feature. We recorded $0.5 million of debt issuance costs as on offset to additional paid-in capital. The balance, $3.1 million, will be amortized over the term of the notes.

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

On September 20, 2010, we entered into the Second Amended and Restated Term Loan Credit Agreement, which was originally entered into on October 29, 2008 and amended and restated on September 17, 2009 (“Term Loan Agreement”). The Term Loan Agreement, which is in addition to the Revolving Credit Agreement, is a $42.5 million facility with a four-year term. Principal payments of $1.25 million are due quarterly, starting in the third quarter of 2010, with $22.5 million of the initial aggregate principal payable in the final quarter.  We may increase the term loan, by up to an aggregate of $50 million with additional commitments from the banks or new commitments from acceptable financial institutions. As of December 31, 2010, $40.0 million was outstanding on the Term Loan Agreement. As of December 31, 2009, $45.0 million was outstanding on the former Term Loan Agreement.

Interest rates on amounts outstanding under the Revolving Credit Agreement and the Term Loan Agreement are variable, and are determined based on the Consolidated Senior Secured Leverage Ratio. At December 31, 2010, the interest rate for the outstanding amounts on both the Revolving Credit Agreement and Term Loan Agreement was 2.39%. In addition, the Company is required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.35% to 0.50% per annum, based on the Consolidated Senior Secured Leverage Ratio. Fees for outstanding letters of credit range from 2.00% to 3.00%, based on the Consolidated Senior Secured Leverage Ratio.

The financial covenants associated with the Revolving Credit Agreement and Term Loan Agreement include a requirement that (i) the ratio of Consolidated Senior Secured Indebtedness to Consolidated EBITDA, as defined in the Revolving Credit Agreement, cannot be greater than 3.50 to 1.00, (ii) the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, as defined in the Revolving Credit Agreement, cannot be greater than 4.00 to 1.00, and (iii) the ratio of Consolidated EBITDA, as defined in the Revolving Credit Agreement, to the sum of (a) all interest, premium payments, debt discounts, fees, charges and related expenses and (b) the portion of rent expense under capital leases that is treated as interest expense cannot be less than 4.00 to 1.00. We were in compliance with those financial covenants as of and for the quarter ended December 31, 2010, and we do not anticipate noncompliance in the foreseeable future.

Total average bank borrowings during the year ended December 31, 2010 were $98.0 million compared to $90.5 million for the year ended December 31, 2009. As of December 31, 2010, there was $228.2 million available for borrowing under the Revolving Credit Agreement, net of letters of credit. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Agreement. A total of $43.2 million in letters of credit was outstanding under the Revolving Credit Agreement at December 31, 2010, $37.5 million of which was related to the guaranteed minimum payments to Australia in connection with the ownership transfer of the 11 SH-2G(A) helicopters (along with spare parts and associated equipment). The letter of credit balance will be reduced upon payment of the first of the guaranteed minimum payments to Australia in March 2011.

We incurred $2.3 million in debt issuance costs in connection with the Revolving Credit Agreement and Term Loan Agreement amendments. These costs have been capitalized and will be amortized over the term of the facility. We incurred $3.6 million in debt issuance costs in connection with the Convertible Notes. These costs have been capitalized and will be amortized over the term of the notes. Total amortization expense for the year ended December 31, 2010 was $2.0 million, including the $0.6 million write-off of capitalized fees related to the former revolving credit agreement. Total amortization expense for the years ended December 31, 2009 and 2008 was $0.7 million and $0.2 million, respectively

During the first quarter of 2009, we entered into interest rate swap agreements for the purpose of hedging our eight quarterly variable-rate interest payments on the Term Loan Agreement due in 2010 and 2011. These interest rate swap agreements are designated as cash flow hedges and are intended to manage interest rate risk associated with our variable-rate borrowings and minimize the negative impact on our earnings and cash flows of interest rate fluctuations attributable to changes in LIBOR rates. For the year ended December 31, 2010, we recorded $0.6 million of additional interest expense associated with the interest rate swap agreements.

Other Sources/Uses of Capital

We expect to contribute $19.6 million to the qualified pension plan and $4.7 million to the SERP for the 2011 plan year. For the 2010 plan year, we contributed $35.7 million to the qualified pension plan, $25.0 million of which was voluntary, and $3.4 million to the SERP.

During 2010, we contractually committed to spend $77.9 million for acquisitions. Through December 31, 2010, we have paid $65.1 million, with the remaining $12.8 million relating to holdback provisions and debt of the acquired businesses that we have assumed. These acquisitions, Fawick, Allied, Minarik and Global, closed on February 26, 2010, April 5, 2010, April 30, 2010 and December 10, 2010, respectively. Fawick, Allied and Minarik are included in our Industrial Distribution segment, while Global is included in our Aerospace segment. We anticipate that we will continue to identify and evaluate potential acquisition candidates, the purchase of which may require the use of additional capital.

In November 2000, our Board of Directors approved a replenishment of our stock repurchase program, providing for repurchase of an aggregate 1.4 million common shares for use in administration of our stock plans and for general corporate purposes. There were no shares repurchased during 2009 or 2010 under this program. At December 31, 2010, approximately 1.1 million shares were authorized for repurchase under this program.

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

We received $6.6 million from the Internal Revenue Service on July 21, 2010 in response to a claim we filed for look-back interest in connection with the Australian SH-2G(A) Super Seasprite Helicopter program. The payment was recorded as interest income in the third quarter of 2010. Look-back interest is the mechanism under the U.S. tax law whereby a taxpayer receives or pays interest on the difference between the actual tax taken into account each year under the percentage of completion method of contract accounting, and the hypothetical tax that would have been taken into account using the actual contract revenues and costs instead of estimates.

NON-GAAP FINANCIAL MEASURES

Management believes that the non-GAAP (Generally Accepted Accounting Principles) measures used in this report on Form 10-K provide investors with important perspectives into our ongoing business performance.  We do not intend for the information to be considered in isolation or as a substitute for the related GAAP measures.  Other companies may define the measures differently. We define the non-GAAP measures used in this report and other disclosures, as follows:

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

The following table summarizes certain of the company’s contractual obligations as of December 31, 2010:

	Payments due by period (in millions)
Contractual Obligations	Total	Within 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$43.6	$5.0	$10.0	$28.6	$-
Convertible notes	115.0	-	-	-	115.0
Interest payments on debt (a)	42.7	8.5	14.4	10.3	9.5
Operating leases	41.2	17.4	17.1	4.7	2.0
Purchase obligations (b)	126.9	106.1	17.7	3.0	0.1
Other long-term obligations (c)	50.2	13.6	14.8	8.7	13.1
Planned funding of pension and SERP (d)	37.5	24.3	1.5	1.7	10.0
Payments to the Commonwealth of Australia (e)	37.5	24.4	13.1	-	-
Total	$494.6	$199.3	$88.6	$57.0	$149.7

Note: For more information refer to Note 12, Debt – Short-Term Borrowing and Long-Term Debt; Note 18, Commitments and Contingencies; Note 17, Other Long-Term Liabilities; Note 16, Pension Plans, and Note 15, Income Taxes in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

(a)
Interest payments on debt are calculated based on the applicable rate and payment dates for each instruments. For variable-rate instruments, interest rates and payment dates are based on management’s estimate of the most likely scenarios for each relevant debt instrument.

(b)
This category includes purchase commitments to suppliers for materials and supplies as part of the ordinary course of business, consulting arrangements and support services. Only obligations in the amount of at least $50,000 are included.

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

(e)
Pursuant to the terms of our revenue sharing agreement with the Commonwealth of Australia, we will share all proceeds from the resale of the SH-2G(I) aircraft, spare parts, and equipment with the Commonwealth on a predetermined basis. Total payments of at least $39.5 million (AUD) must be made to the Commonwealth regardless of sales, of which at least $26.7 million (AUD) must be paid by March 2011. Additional payments of $6.4 million (AUD) each must be paid in March of 2012 and 2013 to the extent that cumulative payments have not yet reached $33.1 million (AUD) and $39.5 million (AUD) as of such dates, respectively. Through December 31, 2010, we have made required payments of $2.8 million (AUD). As of that date, the U.S. dollar value of the remaining $36.7 million (AUD) required payment was $37.5 million, of which $24.4 million is due in March 2011. In late 2008, we entered into foreign currency exchange contracts that limit the foreign currency risks associated with these required payments. These contracts will enable us to purchase $36.5 million (AUD) for $23.7 million.

Off-Balance Sheet Arrangements

The following table summarizes the company’s off-balance sheet arrangements:

	Payments due by period (in millions)
	Total	Within 1 year	1-3 years	3-5 years	More than 5 years
Acquisition earn-out (1)	$3.6	$0.6	$2.0	$1.0	$-
Total	$3.6	$0.6	$2.0	$1.0	$-

(1)	The obligation to pay earn-out amounts depends upon the attainment of specific milestones for KPP Orlando, an operation acquired in 2002.

The company currently maintains $43.2 million in outstanding standby letters of credit under the Revolving Credit Agreement. Of this amount, $37.5 million is related to the guaranteed minimum payments to Australia in connection with the ownership transfer of the 11 SH-2G(A) helicopters (along with spare parts and associated equipment).

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

For long-term aerospace contracts, we generally recognize sales and income based on the percentage-of-completion method of accounting, which allows for recognition of revenue as work on a contract progresses. We recognize sales and profit based upon either (1) the cost-to-cost method, in which sales and profit are recorded based upon the ratio of costs incurred to estimated total costs to complete the contract, or (2) the units-of-delivery method, in which sales are recognized as deliveries are made and cost of sales is computed on the basis of the estimated ratio of total cost to total sales.

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

While we do not believe there is a reasonable likelihood there will be a material change in estimates or assumptions used to calculate our long-term revenues and costs, estimating the percentage of work complete on certain programs is a complex task. As a result, changes to these estimates could have a significant impact on our results of operations. These programs include the Sikorsky Canadian MH-92 program, the Sikorsky BLACK HAWK program, the JPF program, the Boeing A-10 program, the Bell Helicopter program and several other programs. Estimating the ultimate total cost of these programs has been challenging due to the complexity of the programs, the increase in production of new programs, the nature of the materials needed to complete these programs, change orders related to the programs and the need to manage our customers’ expectations. These programs are an important element in our continuing strategy to increase operating efficiencies and profitability as well as broaden our business base. Management continues to monitor and update program cost estimates quarterly for these contracts. A significant change in an estimate on one or more programs could have a material effect on our financial position and results of operations.

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

As of December 31, 2010 and 2009, our allowance for doubtful accounts was $3.8 million and $2.4 million, respectively. Receivables written off, net of recoveries, in 2010 and 2009 were $1.2 million and $1.3 million, respectively.

Currently we do not believe that we have a significant amount of risk relative to the allowance for doubtful accounts. A 10% change in the allowance would have a $0.4 million effect on pre-tax earnings.

Inventory Valuation
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions

We have four types of inventory (a) merchandise for resale, (b) contracts in process, (c) other work in process, and (d) finished goods. Merchandise for resale is stated at the lower of the cost of the inventory or its fair market value. Contracts in process, other work in process and finished goods are valued at production cost comprised of material, labor and overhead, including general and administrative expenses on certain government contracts. Contracts in process, other work in process, and finished goods are reported at the lower of cost or net realizable value. We include raw material amounts in the contracts in process and other work in process balances. Raw material includes certain general stock materials but primarily relates to purchases that were made in anticipation of specific programs that have not been started as of the balance sheet date. The total amount of raw material included in these in process amounts was less than 5.0% of the total inventory balance as of both December 31, 2010 and 2009.

The process for evaluating inventory obsolescence or market value often requires the company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business. We adjust our inventory by the difference between the estimated market value and the actual cost of our inventory to arrive at net realizable value. Changes in estimates of future sales volume may necessitate future write-downs of inventory value. Based upon a market evaluation performed in 2002 we wrote down our K-MAX® inventory by $46.7 million in that year. The K-MAX® inventory balance, consisting of work in process and finished goods, was $23.7 million as of December 31, 2010. We believe that it is stated at net realizable value, although lack of demand for spare parts in the future could result in additional write-downs of the inventory value. Overall, management believes that our inventory is appropriately valued and not subject to further obsolescence in the near term.

On February 12, 2009, we completed the transfer of title to the 11 Australian SH-2G(A) Super Seasprite helicopters, including related inventory and equipment. At December 31, 2010, $53.7 million of SH-2G(I) inventory, formerly SH-2G(A), was included in contracts and other work in process inventory. We believe there is market potential for these aircraft and we are actively marketing them to interested potential customers; however a significant portion of this inventory will be sold after December 31, 2011, based upon the time needed to market the aircraft and prepare them for sale.

Inventory valuation at our Industrial Distribution segment generally requires less subjective management judgment than the valuation of certain inventory in the Aerospace segment.

Management reviews the K-MAX® inventory balance on an annual basis to determine whether any additional write-downs are necessary. If such a write down were to occur, this could have a significant impact on our operating results. A 10% write down of the December 31, 2010 inventory balance would have affected pre-tax earnings by approximately $2.4 million in 2010.

Management reviewed the SH-2G(I) inventory balance at December 31, 2010 to determine that no write-down was necessary. If such a write down were to occur, this could have a significant impact on our operating results. A 10% write down of the December 31, 2010 inventory balance would have affected pre-tax earnings by approximately $5.4 million in 2010.

Goodwill and Other Intangible Assets
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions

Goodwill and certain intangible assets that have indefinite lives are evaluated at least annually for impairment. All intangible assets are also reviewed for possible impairment whenever changes in conditions indicate that their carrying value may not be recoverable. The annual evaluation is generally performed during the fourth quarter, using forecast information.

In accordance with generally accepted accounting principles, we test goodwill for impairment at the reporting unit level. A component of an operating segment is deemed to be a reporting unit if it constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component.

The identification and measurement of goodwill impairment involves the estimation of fair value of the reporting unit as compared to its carrying value.

The carrying value of goodwill and other intangible assets was $164.2 million and $117.5 million as of December 31, 2010 and 2009, respectively. See Note 9, Goodwill and Other Intangible Assets, Net, in the Notes to Consolidated Financial Statements for discussion of the $6.4 million goodwill impairment charge taken by our U.K. Composites reporting unit.

During 2010, management estimated the fair value of its reporting units by using an income methodology based on management’s estimates of forecasted cash flows for each business unit, with those cash flows discounted to present value using rates commensurate with the risks of those cash flows. In addition, management used a market-based valuation method involving analysis of market multiples of revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) for (i) a group of comparable public companies and (ii) recent transactions, if any, involving comparable companies. Assumptions used by management were similar to those that would be used by market participants performing valuations of our reporting units.

In 2009 management used an income-based methodology in the determination of the fair value of the reporting units. Management believes the decision to incorporate a second valuation technique in 2010 is appropriate as the market-based approach provides additional information that would be available to market participants performing a similar valuation.

In preparing our annual evaluation we used an assumed terminal growth rate of 3.0% to 3.5% for our reporting units. The discount rate utilized to reflect the risk and uncertainty in the financial markets and specifically in our internally developed earnings projections ranged from 10.0% - 13.0% for our reporting units. Changes in these estimates and assumptions could materially affect the results of our tests for goodwill impairment.

We do not currently believe there is a reasonable likelihood that there will be a material change in estimates or assumptions used to test goodwill and other intangible assets for impairment losses. A decrease of 1% in our terminal growth rate or an increase of 1% in our discount rate would still result in a fair value calculation exceeding our book value for the reporting units that did not record a goodwill impairment charge in 2010. Additionally, a 10% decrease in the fair value of these reporting units also would not have resulted in an impairment of goodwill. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

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

In order to estimate the liability associated with LTIP awards, management must make assumptions as to how our current performance compares to current Russell 2000 data based upon the Russell 2000’s historical results. This analysis is performed on a quarterly basis. When sufficient Russell 2000 data for a year is available, which typically will not be until May or June of the following year, management will adjust the liability to reflect its best estimate of the total award. Actual results could differ significantly from management’s estimates. The total estimated liability as of December 31, 2010 was $8.2 million.

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

If actual results are not consistent with the assumptions used, the stock-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the stock-based compensation. A 10% change in our stock-based compensation expense for the year ended December 31, 2010, would have affected pre-tax earnings by approximately $0.4 million in 2010. Due to the timing of availability of the Russell 2000 data, there is a risk that the amount we have recorded as LTIP expense could be different from the actual payout. A 10.0 percentage point increase in the total performance factor earned for our LTIP would result in a reduction of 2010 pretax earnings of $0.8 million.

Pension Plans
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions

We maintain a qualified defined benefit pension, as well as a non-qualified Supplemental Employees Retirement Plan (SERP), for certain key executives. See Note 16, Pension Plans, in the Notes to Consolidated Financial Statements included in this Form 10-K for further discussion of these plans.

Expenses and liabilities associated with each of these plans are determined based upon actuarial valuations. Integral to these actuarial valuations are a variety of assumptions including expected return on plan assets, discount rate and rate of increase in compensation levels. We regularly review these assumptions, which are updated at the measurement date, December 31st. In accordance with generally accepted accounting principles, the impact of differences between actual results and the assumptions are accumulated and generally amortized over future periods, which will affect expense recognized in future periods.

We believe that two assumptions, the discount rate and the expected rate of return on plan assets, are important elements of expense and/or liability measurement.

The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the pension obligation. For 2010, management reviewed the Citigroup Pension Discount Curve and Liability Index to determine the continued appropriateness of our discount rate assumptions. This index was designed to provide a market average discount rate to assist plan sponsors in valuing the liabilities associated with postretirement obligations. Additionally, we reviewed the changes in the general level of interest rates since the last measurement date noting that overall rates had decreased when compared with 2009.

Based upon this information, we used a 5.30% discount rate as of December 31, 2010 for the qualified benefit pension plan. This rate takes into consideration the participants in our pension plan and the anticipated payment stream as compared to the Citigroup Index and rounds the results to the nearest fifth basis point. For the SERP, we used the same methodology as the pension plan and derived a discount rate of 4.50% in 2010 for the benefit obligation. The difference in the discount rates is primarily due to the expected duration of SERP payments, which is shorter than the anticipated duration of benefit payments to be made to the average participant in the pension plan. The qualified defined benefit pension plan and SERP used discount rates of 5.85% and 5.15% at December 31, 2009, respectively, for purposes of calculating the benefit obligation.

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

A lower discount rate increases the present value of benefit obligations and increases pension expense. A one percentage point decrease in the assumed discount rate would have increased pension expense in 2010 by $5.8 million. A one percentage point increase in the assumed discount rate would have decreased pension expense in 2010 by $2.7 million.

A lower expected rate of return on pension plan assets would increase pension expense. The expected return on plan assets was 8.0% at December 31, 2010. A one-percentage point increase/decrease in the assumed return on pension plan assets assumption would have changed pension expense in 2010 by approximately $4.0 million. The actual return on pension plan assets during 2010 and 2009 was significantly higher than our expected rate of return on pension plan assets of 8%. However, management believes that 8% is still a valid assumption for the expected return on pension plan assets due to the long-term nature of our benefit obligations and the likely returns associated with our allocation targets to various investments.

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

As of December 31, 2010, we had recognized $52.5 million of net deferred tax assets, net of valuation allowances. The realization of these benefits is dependent in part on future taxable income. For those foreign countries or U.S. states where the expiration of tax loss or credit carryforwards or the projected operating results indicates that realization is not likely, a valuation allowance is provided.

Management believes that sufficient income will be earned in the future to realize deferred income tax assets, net of valuation allowances recorded. The realization of these deferred tax assets can be impacted by changes to tax laws or statutory tax rates and future taxable income levels.

Our effective tax rate on earnings from continuing operations was 36.5% for 2010. Our effective tax rate is based on expected or reported income or loss, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are valid and defensible, we believe that certain positions may not prevail if challenged. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit or changes in tax legislation. Our effective tax rate includes the impact of reserve provisions and changes to reserves that we consider appropriate. This rate is then applied to our quarterly operating results. In the event that there is a significant unusual or one-time item recognized in our operating results, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or one-time item.

We do not anticipate a significant change in our unrecognized tax benefits within the next twelve months. We file tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including 2007. It is our policy to record interest and penalties on unrecognized tax benefits as income taxes.  A one percent increase/decrease in our tax rate would affect our 2010 earnings by $0.6 million.

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

At December 31, 2010, amounts accrued for known environmental remediation costs were $15.0 million. A 10% change in this accrual could have impacted pre-tax earnings by $1.5 million. Further information about our environmental costs is provided in Note 11, Environmental Costs, in the Notes to Consolidated Financial Statements.

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

At December 31, 2010, derivative assets were $12.6 million and derivative liabilities were $0.8 million. We recorded a net loss of $0.8 million in other comprehensive income. The amount recorded to other comprehensive income would have been recorded in the Consolidated Statement of Operations for the year ended December 31, 2010 had the criteria for hedge accounting not been met. Changes in the fair value of these instruments will be recorded to other comprehensive income until the point where either the Company stops utilizing the derivative instruments as a hedge or the derivative instruments no longer provide an effective hedge against the impact of foreign currency changes on the underlying transaction.

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

SELECTED QUARTERLY FINANCIAL DATA

	First	Second	Third	Fourth	Total
2010	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share amounts)
Net sales	$276,772	$317,087	$359,545	$365,109	$1,318,513
Gross profit	$72,755	$83,260	$93,763	$108,029	$357,807
Net earnings	$1,726	$6,077	$15,825	$14,696	$38,324

Basic earnings per share	$0.07	$0.23	$0.61	$0.57	$1.48
Diluted earnings per share	$0.07	$0.23	$0.61	$0.56	$1.47

	First	Second	Third	Fourth	Total
2009	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share amounts)
Net sales	$294,035	$293,223	$289,901	$269,072	$1,146,231
Gross profit	$77,695	$78,471	$76,692	$73,080	$305,938
Net earnings	$5,376	$9,394	$9,624	$8,255	$32,649

Basic earnings per share	$0.21	$0.37	$0.37	$0.32	$1.27
Diluted earnings per share	$0.21	$0.37	$0.37	$0.32	$1.27

Included within certain annual results are a variety of unusual or significant adjustments that may affect comparability. The most significant of such adjustments are described below as well as within Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements.

Nonrecurring charges within the 2010 quarterly results are as follows: third quarter, $2.0 million charge related to the resolution of the contract price negotiations on the Sikorsky Canadian MH-92 Helicopter program; third quarter, $6.6 million in income related to a claim for look back interest filed with the Internal Revenue Service; fourth quarter, a $6.4 million non-cash non-tax deductible charge related to the impairment of goodwill at our Aerospace U.K. Composites reporting unit.

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have various market risk exposures that arise from our ongoing business operations. Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. Our financial results are impacted by changes in interest rates, certain foreign currency exchange rates and commodity prices.

Foreign Currencies

We have manufacturing, sales, and distribution facilities in various locations throughout the world. As a result, we make investments and conduct business transactions denominated in various currencies, including the U.S. dollar, the British pound, the European euro, the Canadian dollar, the Mexican peso, and the Australian dollar. Total annual foreign sales, including foreign export sales, averaged approximately $171.5 million over the last three years. More than half of our foreign sales are to Europe or Canada. Foreign sales represented 12.1% of consolidated net sales in 2010. We estimate a hypothetical 10% adverse change in foreign currency exchange rates relative to the U.S dollar for 2010 would have had an unfavorable impact of $9.7 million on sales and, excluding the $6.4 million non-cash non-tax deductible goodwill charge taken at our Aerospace U.K. Composites reporting unit, a $0.6 million unfavorable impact on operating income. We manage foreign currency exposures that are associated with committed foreign currency purchases and sales and other assets and liabilities created in the normal course of business at the subsidiary operations level. Sometimes we may, through the use of forward contracts, hedge the price risk associated with committed and forecasted foreign denominated payments and rates. Historically the use of these forward contracts has been minimal. We do not use derivatives for speculative or trading purposes.

On February 12, 2009 (the Transfer Date) we completed the transfer of ownership of the 11 SH-2G(A) Super Seasprite helicopters (along with spare parts and associated equipment) to the Company. In accordance with the settlement agreement proceeds from the sale of these items will be shared with the Commonwealth of Australia on a predetermined basis. In connection with sharing sale proceeds, we have agreed that total payments of at least $39.5 million (AUD) will be made to the Commonwealth regardless of sales, with at least $26.7 million (AUD) to be paid by March 2011, and, to the extent cumulative payments have not yet reached $33.1 million (AUD) and $39.5 million (AUD), respectively, additional payments of $6.4 million (AUD) each in March of 2012 and 2013. During 2008, we entered into forward contracts for the purpose of hedging these required payments. These contracts cover $36.5 million (AUD) of the $39.5 million (AUD) required payments. See Note 6, Derivative Financial Instruments, in the Notes to Consolidated Financial Statements for further discussion.

Interest Rates

Our primary exposure to interest rate risk results from our outstanding debt obligations and derivative financial instruments employed in the management of our debt portfolio with interest at current market rates. The level of fees and interest charged on revolving credit commitments and borrowings are based upon leverage levels and market interest rates.

The principal debt facilities are a $275.0 million revolving credit agreement that expires September 20, 2014 and a $42.5 million term loan agreement with a four year-term entered into on October 29, 2008 and amended on September 20, 2010.  Total average bank borrowings for 2010 were $98.0 million. The impact of a hypothetical 100 basis point increase in the interest rates on our average bank borrowings would have resulted in a $1.0 million increase in interest expense. Changes in market interest rates would impact interest rates on our Revolving Credit Agreement and Term Loan Agreement. The other facilities, established for foreign operations, are comparatively insignificant in amount.

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

In November 2010, we issued $115.0 million convertible unsecured senior notes due on November 15, 2017 in a private placement offering. These notes bear 3.25% interest per annum on the principal amount, payable semiannually in arrears on November 15 and May 15 of each year, beginning on May 15, 2011 and have an effective interest rate of 5.25%.

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

We have audited the accompanying consolidated balance sheets of Kaman Corporation and subsidiaries (Kaman Corporation) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited Kaman Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kaman Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Kaman Corporation’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kaman Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Kaman Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Hartford, Connecticut
February 28, 2011

CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts)

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$32,232	$18,007
Accounts receivable, net	173,620	135,423
Inventories	316,899	285,263
Deferred income taxes	26,357	23,040
Income taxes receivable	2,420	-
Other current assets	33,425	20,870
Total current assets	584,953	482,603
Property, plant and equipment, net	89,719	81,322
Goodwill	114,818	88,190
Other intangibles assets, net	49,428	29,345
Deferred income taxes	33,740	69,811
Other assets	23,099	21,796
Total assets	$895,757	$773,067

Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable	$2,980	$1,835
Current portion of long-term debt	5,000	5,000
Accounts payable – trade	95,416	79,309
Accrued salaries and wages	31,730	19,049
Current portion of amount due to Commonwealth of Australia	24,399	-
Other accruals and payables	61,676	43,419
Income taxes payable	644	5,458
Total current liabilities	221,845	154,070
Long-term debt, excluding current portion	140,443	56,800
Deferred income taxes	7,556	8,352
Underfunded pension	98,624	157,266
Due to Commonwealth of Australia, excluding current portion	13,102	34,067
Other long-term liabilities	51,517	49,612
Commitments and contingencies	-	-
Shareholders' equity:
Capital stock, $1 par value per share:
Preferred stock, 200,000 shares authorized; none outstanding	-	-
Common stock, 50,000,000 shares authorized; voting; 26,091,067 and 25,817,477 shares issued, respectively	26,091	25,817
Additional paid-in capital	97,903	89,624
Retained earnings	325,844	302,058
Accumulated other comprehensive income (loss)	(86,300)	(104,042)
Less 64,949 and 51,000 shares of common stock, respectively, held in treasury, at cost	(868)	(557)
Total shareholders’ equity	362,670	312,900
Total liabilities and shareholders’ equity	$895,757	$773,067

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts)

	For the Year Ended December 31,
	2010	2009	2008

Net sales	$1,318,513	$1,146,231	$1,253,595
Cost of sales	960,706	840,293	921,458
	357,807	305,938	332,137

Selling, general and administrative expenses	289,066	251,992	259,282
Goodwill impairment	6,371	-	7,810
Net (gain)/loss on sale of assets	(447)	4	(221)
Operating income from continuing operations	62,817	53,942	65,266
Interest expense, net	3,487	5,700	4,110
Other (income) expense, net	(1,042)	1,232	1,990

Earnings from continuing operations before income taxes	60,372	47,010	59,166
Income tax expense	22,048	14,361	24,059
Earnings from continuing operations	38,324	32,649	35,107

Gain on disposal of discontinued operations, net of taxes	-	-	492
Net earnings	$38,324	$32,649	$35,599

Net earnings per share:
Basic earnings per share from continuing operations	$1.48	$1.27	$1.38
Basic earnings per share from disposal of discontinued operations	-	-	0.02
Basic net earnings per share	$1.48	$1.27	$1.40

Diluted earnings per share from continuing operations	$1.47	$1.27	$1.38
Diluted earnings per share from disposal of discontinued operations	-	-	0.02
Diluted net earnings per share	$1.47	$1.27	$1.40

Average shares outstanding:
Basic	25,928	25,648	25,357
Diluted	26,104	25,779	25,512

Dividends declared per share	$0.56	$0.56	$0.56

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders'
	Shares	$	Capital	Earnings	Income (Loss)	Shares	$	Equity
Balance at December 31, 2007	25,181,894	$25,182	$78,783	$262,417	$28,555	38,471	$(411)	$394,526
Net earnings	-	-	-	35,599	-	-	-	35,599
Foreign currency translation adjustments,
net of tax expense of $224	-	-	-	-	(27,782)	-	-	(27,782)
Unrealized gain on derivative instruments,
net of tax expense of $493	-	-	-	-	804	-	-	804
Pension plan adjustments,
net of tax benefit of $74,279	-	-	-	-	(121,235)	-	-	(121,235)
Comprehensive loss								(112,614)
Dividends	-	-	-	(14,227)	-	-	-	(14,227)
Stock awards issued,
net of tax benefit of $349	209,586	210	3,406	-	-	-	-	3,616
Share-based compensation expense	123,045	123	2,884	-	-	5,436	(37)	2,970
Balance at December 31, 2008	25,514,525	$25,515	$85,073	$283,789	$(119,658)	43,907	$(448)	$274,271
Net earnings	-	-	-	32,649	-	-	-	32,649
Foreign currency translation adjustments,
net of tax benefit of $268	-	-	-	-	9,241	-	-	9,241
Unrealized loss on derivative instruments,
net of tax benefit of $1,002	-	-	-	-	(1,633)	-	-	(1,633)
Pension plan adjustments,
net of tax expense of $4,851	-	-	-	-	8,008	-	-	8,008
Comprehensive income								48,265
Dividends	-	-	-	(14,380)	-	-	-	(14,380)
Stock awards issued,
net of tax expense of $55	128,802	128	1,690	-	-	5,154	(104)	1,714
Share-based compensation expense	174,150	174	2,861	-	-	1,939	(5)	3,030
Balance at December 31, 2009	25,817,477	$25,817	$89,624	$302,058	$(104,042)	51,000	$(557)	$312,900
Net earnings	-	-	-	38,324	-	-	-	38,324
Foreign currency translation adjustments	-	-	-	-	(4,555)	-	-	(4,555)
Unrealized loss on derivative instruments,
net of tax benefit of $87	-	-	-	-	(142)	-	-	(142)
Pension plan adjustments,
net of tax expense of $13,715	-	-	-	-	22,439	-	-	22,439
Comprehensive income								56,066
Dividends	-	-	-	(14,538)	-	-	-	(14,538)
Stock awards issued,
net of tax expense of $341	168,510	169	2,386	-	-	12,130	(309)	2,246
Equity component of convertible notes issuance (See Note 12), net of tax expense of $5,065	-	-	8,264	-	-	-	-	8,264
Proceeds from isuance of warrants (See Note 12),	-	-	1,886	-	-	-	-	1,886
Purchase of call options on convertible notes (See Note 12), net of tax benefit of $5,026	-	-	(8,199)	-	-	-	-	(8,199)
Equity issuance costs, net of tax benefit of $177	-	-	(290)	-	-	-	-	(290)
Share-based compensation expense	105,080	105	4,232	-	-	1,819	(2)	4,335
Balance at December 31, 2010	26,091,067	$26,091	$97,903	$325,844	$(86,300)	64,949	$(868)	$362,670

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands)
	For the Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Earnings from continuing operations	$38,324	$32,649	$35,107
Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	20,484	16,104	12,842
Accretion of convertible notes discount	172	-	-
Provision for doubtful accounts	574	113	217
Net (gain) loss on sale of assets	(447)	4	(221)
Goodwill impairment	6,371	-	7,810
(Gain) loss Due to Commonwealth of Australia, net of gain (loss) on derivative instruments	(1,012)	1,483	306
Stock compensation expense	4,458	3,084	2,109
Excess tax (expense) benefit from share-based compensation arrangements	(341)	55	(349)
Deferred income taxes	12,855	(1,102)	10,108
Changes in assets and liabilities, excluding effects of acquisitions/divestures:
Accounts receivable	(18,504)	(712)	(3,610)
Inventories	(19,695)	24,229	(35,453)
Income tax receivable	(2,420)	3,450	(3,450)
Other current assets	(681)	944	3,540
Accounts payable	11,133	(7,216)	(5,317)
Other accrued expenses and payables	14,617	(6,260)	(10,690)
Income taxes payable	(4,285)	3,797	(11,591)
Pension liabilities	(25,223)	(1,073)	(12,790)
Other long-term liabilities	976	905	(2,273)
Net cash provided by (used in) operating activities of continuing operations	37,356	70,454	(13,705)
Net cash provided by (used in) operating activities of discontinued operations	-	-	(14)
Net cash provided by (used in) operating activities	37,356	70,454	(13,719)
Cash flows from investing activities:
Proceeds from sale of assets	1,104	59	210
Net proceeds from sale of discontinued operations	-	-	447
Expenditures for property, plant & equipment	(21,507)	(13,567)	(16,000)
Acquisition of businesses including earn out adjustments, net of cash received	(66,549)	(704)	(106,131)
Other, net	22	(2,055)	(4,302)
Cash provided by (used in) investing activities	(86,930)	(16,267)	(125,776)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit agreements	(12,936)	(25,777)	31,636
Proceeds from issuance of long-term debt	-	-	50,000
Debt repayment	(5,000)	(5,000)	-
Proceeds from issuance of convertible notes	115,000	-	-
Proceeds from issuance of warrants	1,886	-	-
Purchase of call options related to convertible notes	(13,225)	-	-
Net change in book overdraft	(2,295)	1,444	5,003
Proceeds from exercise of employee stock awards	2,555	1,844	3,616
Dividends paid	(14,501)	(14,338)	(14,181)
Debt issuance costs	(5,878)	(3,404)	(645)
Windfall tax (expense) benefit	341	(55)	349
Other	(638)	133	(723)
Cash provided by (used in) financing activities	65,309	(45,153)	75,055

Net increase (decrease) in cash and cash equivalents	15,735	9,034	(64,440)
Effect of exchange rate changes on cash and cash equivalents	(1,510)	812	(1,297)
Cash and cash equivalents at beginning of period	18,007	8,161	73,898
Cash and cash equivalents at end of period	$32,232	$18,007	$8,161

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Kaman Corporation, headquartered in Bloomfield, Connecticut, was incorporated in 1945. We are a diversified company that conducts business in the aerospace and industrial distribution markets. We report information for ourselves and our subsidiaries (collectively, the "Company") in two business segments, Industrial Distribution and Aerospace.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior year financial statements and notes thereto have been reclassified to conform to current year presentation.

Use of Estimates

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment, goodwill and other intangible assets; valuation allowances for receivables, inventories and income taxes; valuation of share-based compensation and vendor incentives; assets and obligations related to employee benefits; estimates of environmental remediation costs; and accounting for long-term contracts. Actual results could differ from those estimates.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The carrying amounts of these items as well as trade accounts payable and notes payable approximate fair value due to the short-term maturity of these instruments. At December 31, 2010 and 2009, there was one customer that represented 13.5% and 13.0%, respectively, of consolidated accounts receivable. No individual customer accounted for more than 10% of consolidated net sales. Foreign sales were approximately 12.1%, 14.9% and 14.6% of the company’s net sales in 2010, 2009 and 2008, respectively, and are concentrated in the United Kingdom, Canada, Germany, Mexico, New Zealand, Australia and Asia.

Additional Cash Flow Information

On February 12, 2009, the Company completed the transfer of ownership of the Australian SH-2G(A) Super Seasprite Program inventory and equipment. See Note 7, Inventories, for further discussion.

Non-cash investing activities in 2008 include $2.4 million in costs related to the acquisitions made by the Company’s Industrial Distribution segment as well as the purchase of the NAVAIR property for $10.3 million, which represents the assumption of the associated environmental remediation costs. See Note 11, Environmental Costs, for further discussion. There were no non-cash investing activities in 2010 and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Additional Cash Flow Information – Continued

Non-cash financing activities in 2010 include an adjustment to other comprehensive income related to the underfunding of the pension and SERP plans and changes in the fair value of derivative financial instruments that qualified for hedge accounting. The total adjustment was $22.4 million, net of tax of $13.7 million. Non-cash financing activities in 2009 include an adjustment to other comprehensive income related to the underfunding of the pension and SERP plans and changes in the fair value of derivative financial instruments that qualified for hedge accounting. The total adjustment was $6.4 million, net of tax of $3.8 million. Non-cash financing activities in 2008 include an adjustment to other comprehensive income related to the underfunding of the pension and SERP plans and changes in the fair value of derivative financial instruments that qualified for hedge accounting. The total adjustment was $120.4 million, net of tax of $73.8 million. The Company describes its pension obligations in more detail in Note 16, Pension Plans.

Revenue Recognition

Sales and estimated profits under long-term contracts are generally recognized using the percentage-of-completion method of accounting, using as a measurement basis either a ratio that costs incurred bear to estimated total costs (after giving effect to estimates of costs to complete based upon most recent information for each contract) or units-of-delivery. Reviews of contracts are made routinely throughout their lives and the impact of revisions in profit estimates are recorded in the accounting period in which the revisions are made. Any anticipated contract losses are charged to operations when first indicated. In cases where we have multiple contracts with a single customer, each contract is generally treated as a separate profit center and accounted for as such. Except in the case of contracts accounted for using the cost-to-cost method of percentage of completion accounting, revenues are recognized when the product has been shipped or delivered, depending upon when title and risk of loss have passed. For certain U.S. government contracts delivery is deemed to have occurred when work is substantially complete and acceptance by the customer has occurred by execution of a Material Inspection and Receiving Report, DD Form 250 or Memorandum of Shipment.

Sales contracts are initially reviewed to ascertain if they involve multiple element arrangements. If such an arrangement exists and there is no evidence of stand-alone value for each element of the undelivered items, recognition of sales for the arrangement is deferred until all elements of the arrangement are delivered and risk of loss and title have passed. For elements that do have stand-alone value or contracts that are not considered multiple element arrangements, sales and related costs of sales are recognized when services have been completed or the product has been shipped or delivered depending upon when title and risk of loss have passed.

As of December 31, 2010 and 2009, approximately $2.6 million and $2.8 million, respectively, of pre-contract costs were included in inventory, which, in both cases, represented 1% of total inventory. Pre-contract costs incurred for items such as materials or tooling for anticipated contracts are included in inventory if recovery of such costs is considered probable. Thereafter, if the Company determines it will not be awarded an anticipated contract and the associated pre-contract costs cannot be applied to another program the costs are expensed immediately. Learning or start-up costs incurred in connection with existing or anticipated follow-on contracts are charged to the existing contract unless the terms of the contract permit recovery of these costs over a specific contractual term and provide for reimbursement if the contract is cancelled.

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

Recognition of sales not accounted for under the cost-to-cost method of percentage of completion accounting occurs when the sales price is fixed, collectability is reasonably assured and the product’s title and risk of loss has transferred to the customer. The Company includes freight costs charged to customers in net sales and the correlating expense as a cost of sales. Sales tax collected from customers is excluded from net sales in the accompanying Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
For the Years Ended December 31, 2010, 2009 and 2008

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

Certain inventory related costs, including purchasing costs, receiving costs and inspection costs, for the Industrial Distribution segment are not included in the cost of sales line item. For the years ended December 31, 2010, 2009 and 2008, $2.1 million, $2.4 million and $2.7 million, respectively, of such costs are included in general and administrative expenses.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments. These investments are liquid in nature and have original maturities of three months or less. Book overdraft positions, which occur when total outstanding issued checks exceed available cash balances at a single financial institution at the end of a reporting period, are reclassified to accounts payable within the consolidated balance sheets. At December 31, 2010 and 2009, the Company had book overdrafts of $13.4 million and $15.2 million, respectively, classified in accounts payable.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
For the Years Ended December 31, 2010, 2009 and 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Plant and Equipment – Continued

Long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

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

Fair value of the reporting unit is determined using an income methodology based on management’s estimates of forecasted cash flows for each business unit, with those cash flows discounted to present value using rates commensurate with the risks of those cash flows. In addition, management used a market-based valuation method involving analysis of market multiples of revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) for (i) a group of comparable public companies and (ii) recent transactions, if any, involving comparable companies.  If the fair value of the reporting unit exceeds its carrying value, step two need not be performed.

Goodwill and intangible assets with indefinite lives are evaluated annually for impairment in the fourth quarter, based on annual forecast information. Intangible assets with finite lives are amortized using the straight-line method over their estimated period of benefit. The goodwill and other intangible assets are also reviewed for possible impairment whenever changes in conditions indicate that the fair value of a reporting unit is below its carrying value. See Note 9, Goodwill and Other Intangible Assets, Net, for discussion of the goodwill impairment charges recorded during 2010 and 2008. No such charge was taken during 2009.

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

Vendor Incentives

The Company’s Industrial Distribution segment enters into agreements with certain vendors providing for inventory purchase incentives that are generally earned upon achieving specified volume-purchasing levels. The company recognizes rebate income relative to specific rebate programs as a reduction of the cost of inventory based on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress toward earning the rebate, provided that the amounts are probable and reasonably estimable. As of December 31, 2010 and 2009, total vendor incentive receivables, included in other current assets, was approximately $12.0 million and $8.1 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
For the Years Ended December 31, 2010, 2009 and 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Self-Insured Retentions

To limit exposure to losses related to group health, workers’ compensation, auto and product general liability claims, the Company obtains third-party insurance coverage. The Company has varying levels of deductibles for these claims. The total liability/deductible for group health is limited to $0.2 million per claim, workers’ compensation is limited to $0.4 million per claim and for product/general liability and auto liability the limit is $0.3 million per claim. The cost of such benefits is recognized as expense based on claims filed in each reporting period and an estimate of claims incurred but not reported (“IBNR”) during such period. The estimates for the IBNR are based upon historical trends and information provided to us by the claims administrators, and are periodically revised to reflect changes in loss trends. These amounts are included in other accruals and payables on the consolidated balance sheets.

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

Research and Development

Government sponsored research expenditures (which are included in cost of sales) were $7.5 million in 2010, $7.7 million in 2009, and $6.3 million in 2008. Research and development costs not specifically covered by contracts are charged against income as incurred and included in selling, general and administrative expenses. Such costs amounted to $4.2 million, $4.1 million and $4.2 million in 2010, 2009 and 2008, respectively.

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

The Company records a benefit for uncertain tax positions in the financial statements only when it determines it is more likely than not that such a position will be sustained upon examination by taxing authorities based on the technical merits of the position. Unrecognized tax benefits represent the difference between the position taken in the tax return and the benefit reflected in the financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
For the Years Ended December 31, 2010, 2009 and 2008

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
For the Years Ended December 31, 2010, 2009 and 2008

2. DISCONTINUED OPERATIONS

In December 2007, the Company completed its sale of all of the capital stock of its wholly owned subsidiary, Kaman Music Corporation, to Fender Musical Instruments Corporation.  During 2008, the Company recorded a gain on disposal of discontinued operations of $0.5 million, related to working capital adjustments for this transaction.

3. ACQUISITIONS

The Company incurred acquisition costs of $65.1 million, $0.7 million and $106.1 million during 2010, 2009 and 2008, respectively. Included in these acquisition costs are contingency payments to the former owners of the Aerospace Orlando facility. These payments are based on the attainment of certain milestones, and over the term of the agreement could total $25.0 million. These contingency payments are recorded as additional goodwill and totaled $1.4 million, $0.2 million and $0.9 million during 2010, 2009 and 2008, respectively.

On December 10, 2010, the Company acquired Global Aerosystems, LLC (“Global”) of Everett, WA for $15.3 million, inclusive of working capital adjustments. Global has become a part of the Company’s Aerospace segment. Global, founded in 2006, is a provider of aerostructure engineering design analysis and FAA certification services to the aerospace industry.

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

On April 5, 2010, the Company acquired Allied Bearings Supply Company (“Allied”) of Tulsa, Oklahoma for $15.2 million, inclusive of working capital adjustments. Allied has become part of the Company’s Industrial Distribution segment. Allied, founded in 1934, is a distributor of bearings, power transmission, material handling, and industrial supplies to diverse markets including the oil, gas, refinery, drilling equipment, steel, cement, paper, and food industries. In addition to Tulsa, Allied also had branches in Oklahoma City, Pryor, Ponca City, Ardmore and Muskogee, Oklahoma; Fort Smith, Arkansas; and Houston, Texas.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
For the Years Ended December 31, 2010, 2009 and 2008

3. ACQUISITIONS (CONTINUED)

These acquisitions were accounted for as purchase transactions. In each case, the value of the assets acquired and liabilities assumed was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The combined allocation for the four acquisitions is as follows (in thousands):

Cash	$6,094
Accounts receivable, net	20,545
Inventories	12,275
Property, plant and equipment	4,501
Other tangible assets	4,832
Goodwill	32,922
Other intangible assets	23,642
Debt	(1,418)
Other liabilities	(20,769)
Total of net assets acquired	82,624
Less cash received	(6,094)
Plus debt assumed	1,418
Total consideration	$77,948

The Company has paid $65.1 million of the total consideration of $77.9 million through December 31, 2010. The remaining $12.8 million includes amounts relating to holdback provisions and debt payments of the acquired businesses that the Company has assumed. The goodwill associated with the acquisitions of Minarik, Allied and Fawick are not deductible for tax purposes. The goodwill associated with the acquisition of Global is deductible for tax purposes. The goodwill for each acquisition is the result of expected synergies from combining the operations of the acquired businesses with the Company’s operations and intangible assets that do not qualify for separate recognition, such as an assembled workforce. There are $97.5 million in revenues from these acquisitions included in the Consolidated Statement of Operations for the year ended December 31, 2010.

The fair value of the combined identifiable intangible assets of $23.6 million, consisting of trade names, customer relationships, non-compete agreements and developed technologies, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the trade names, the discounted cash flows method was utilized for the customer relationships and non-compete agreements, and the replacement cost method was used for the developed technologies. The trade names, $0.8 million, are being amortized over a period of 3 to 7 years, the customer relationships, $20.1 million, are being amortized over a period of 10 to 15 years, the non-compete agreements, $2.0 million, are being amortized over a period of 1 to 5 years and the developed technologies, $0.7 million, are being amortized over a period of 5-7 years, the estimated lives of the assets.

During 2008, the Company acquired three businesses, which were accounted for as purchase transactions. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on estimates of fair value. The excess of the purchase price over the fair value of the net assets acquired, including intangible assets, was allocated to goodwill. The operating results for Brookhouse Holdings Ltd (“U.K. Composites”), acquired in June 2008, Industrial Supply Corp (“ISC”), acquired in March 2008, and Industrial Rubber and Mechanics Inc. (“INRUMEC”), acquired in October 2008, have been included in our consolidated financial statements from the date of acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
For the Years Ended December 31, 2010, 2009 and 2008

4. ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	At December 31,
	2010	2009
In thousands
Trade receivables	$102,679	$65,524
U.S. Government contracts:
Billed	37,278	33,784
Costs and accrued profit – not billed	7,521	7,034
Commercial and other government contracts:
Billed	29,973	30,046
Costs and accrued profit – not billed	-	1,442
Less allowance for doubtful accounts	(3,831)	(2,407)
Total	$173,620	$135,423

Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $0.5 million and $0.9 million at December 31, 2010 and 2009, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
For the Years Ended December 31, 2010, 2009 and 2008

5. FAIR VALUE MEASUREMENTS (CONTINUED)

Recurring Fair Value Measurements

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine their fair value at the measurement date:

	Total Carrying		Significant other	Significant
	Value at	Quoted prices in	observable	unobservable
	December 31,	active markets	inputs	inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Derivative instruments	$12,623	$-	$12,623	$-
Total Assets	$12,623	$-	$12,623	$-

Derivative instruments	$806	$-	$806	$-
Total Liabilities	$806	$-	$806	$-

	Total Carrying		Significant other	Significant
	Value at	Quoted prices in	observable	unobservable
	December 31,	active markets	inputs	inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Derivative instruments	$7,047	$-	$7,047	$-
Total Assets	$7,047	$-	$7,047	$-

Derivative instruments	$664	$-	$664	$-
Total Liabilities	$664	$-	$664	$-

The Company’s derivative instruments are foreign exchange contracts and interest rate swaps that are measured at fair value using observable market inputs such as forward rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy and have been included in other current assets, other assets and other long-term liabilities on the Consolidated Balance Sheets at December 31, 2010 and 2009. Based on the continued ability to trade and enter into forward contracts and interest rate swaps, we consider the markets for our fair value instruments to be active.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of December 31, 2010, such credit risks have not had an adverse impact on the fair value of these instruments.

Nonrecurring Fair Value Measurements

Goodwill and indefinite-lived intangible assets are tested for possible impairment during the fourth quarter of each year. During 2010, management concluded that the carrying value of goodwill at its U.K. Composites reporting unit exceeded its fair value and, accordingly, recorded an impairment charge totaling $6.4 million to write down the goodwill to its implied fair value. After the $6.4 million charge there was $30.7 million of goodwill remaining at December 31, 2010 for this reporting unit. See Note 9, Goodwill and Intangible Assets, Net, for further discussion.

The nonrecurring fair value measurement for goodwill was developed using significant unobservable inputs (Level 3). For Step 1 of the impairment analysis, the primary valuation technique used was an income methodology based on management’s estimates of forecasted cash flows for each business unit, with those cash flows discounted to present value using rates commensurate with the risks of those cash flows. In addition, management used a market-based valuation method involving analysis of market multiples of revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) for (i) a group of comparable public companies and (ii) recent transactions, if any, involving comparable companies. Valuation methods used to perform the Step determination of the fair value of the reporting unit’s assets and liabilities in order to perform a purchase price allocation included the income and market approach depending on the nature of the asset/liability. Assumptions used by management were similar to those that would be used by market participants performing valuations of this reporting unit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
For the Years Ended December 31, 2010, 2009 and 2008

6. DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives Designated as Cash Flow Hedges

The Company’s Term Loan Credit Agreement (“Term Loan”) contains floating rate obligations and is subject to interest rate fluctuations. During 2009, the Company entered into interest rate swap agreements for the purposes of hedging the eight quarterly variable-rate interest payments on its Term Loan due in 2010 and 2011. These interest rate swap agreements are designated as cash flow hedges and are intended to manage interest rate risk associated with the Company’s variable-rate borrowings and minimize the impact of interest rate fluctuations on the Company’s earnings and cash flows attributable to changes in LIBOR rates. The Company will include in earnings amounts currently included in accumulated other comprehensive income upon payment of its next four quarterly variable-rate interest payments.

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

The following table shows the fair value of derivative instruments designated as cash flow hedging instruments (in thousands):

		Fair Value
	Balance Sheet	December 31,	December 31,	Notional
	Location	2010	2009	Amount
Derivative Liabilities
Interest rate swap contracts	Other liabilities	$806	$607	$40,000 - $45,000
Total		$806	$607

 The following table shows the gain or (loss) recognized in other comprehensive income for derivatives designated as cash flow hedges:

	For the year ended December 31,
	2010	2009	2008
In thousands
Foreign exchange contracts (a)	$-	$(37)	$244
Foreign exchange contracts (b)	-	(1,941)	1,053
Interest rate swap contracts	(792)	(607)	-
Total	$(792)	$(2,585)	$1,297

a)	Forward exchange contract dedesignated on July 4, 2010. See information below for amounts recognized in the Consolidated Statement of Operations after dedesignation.
b)	Forward exchange contract dedesignated on February 12, 2010. See information below for amounts recognized in the Consolidated Statement of Operations after dedesignation.

During 2010, the loss reclassified to income from other comprehensive income for derivative instruments designated as cash flow hedges was $0.6 million. During 2009 the loss reclassified from other comprehensive income for derivative instruments designated as cash flow hedges was not material. No amounts were reclassified during 2008. Over the next twelve months the amount related to cash flow hedges expected to be reclassified to income from other comprehensive income is $0.7 million.

During 2009, the amount recorded in other income for the ineffective portion of derivative instruments designated as cash flow hedges was not material. No such amounts were recorded during 2010 or 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
For the Years Ended December 31, 2010, 2009 and 2008

6. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Derivatives Not Designated as Hedging Instruments

The following table shows the fair value of derivative instruments not designated as hedging instruments:

		Fair Value
	Balance Sheet	December 31,	December 31,	Notional
In thousands	Location	2010	2009	Amount
Derivative Assets
Foreign exchange contracts	Other current assets	$-	$16	$135
Foreign exchange contracts	Other current assets	-	72	187 Euro
Foreign exchange contracts	Other current assets	10	-	350 Euro
Foreign exchange contracts	Other current assets / Other assets	12,613	6,959	36,516 Australian Dollars
Total		$12,623	$7,047

Derivative Liabilities
Foreign exchange contracts	Other current liabilities	$-	$57	$1,900
Total		$-	$57

On February 12, 2010, the Company dedesignated the forward contract it had entered into to hedge $36.5 million (AUD) of its $39.5 million (AUD) future minimum required payments to the Commonwealth of Australia. At December 31, 2010, the U.S. dollar value of the $36.5 million (AUD) payable was $37.3 million.

On July 4, 2010, the Company dedesignated the forward contract it had entered into to hedge future Euro obligations, due to a change in the timing of those payments.

The following table shows the location and amount of the gain or (loss) recognized on the Consolidated Statements of Operations for derivatives not designated as hedge instruments:

	Income Statement	For the year ended December 31,
	Location	2010	2009	2008
In thousands
Derivative Assets
Foreign exchange contracts	Other expense, net	$5	$45	$-
Foreign exchange contracts	Other expense, net	(55)	85	-
Foreign exchange contracts	Other expense, net	10	-	-
Foreign exchange contracts (a)	Other expense, net	5,654	8,122	-
Total		$5,614	$8,252	$-

Derivative Liabilities
Foreign exchange contracts	Other expense, net	$(61)	$(57)	$-
Total		$(61)	$(57)	$-

a)
For the years ended December 31, 2010 and 2009, the Company recorded expense of $4.5 million and $9.0 million in Other expense, net, respectively, related to the change in the value of the $36.5 million (AUD) payable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
For the Years Ended December 31, 2010, 2009 and 2008

6. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Hedges of a Net Investment in Foreign Operations

Prior to 2010, the Company maintained a Euro note, part of the revolving credit facility, which qualified and had been designated as an effective hedge against the Company’s investment in its German subsidiary (RWG).  This loan was repaid during the fourth quarter of 2009.

The following table shows the amount of the translation gain associated with the Euro note recorded in other comprehensive income:

		For the year ended December 31,
	Location	2010	2009	2008
In thousands
Euro note	Cumulative Translation Adjustment	$-	$706	$(116)
Total		$-	$706	$(116)

The Company did not reclassify any amounts associated with this note from other comprehensive income to earnings during the years ended December 31, 2010, 2009 and 2008 and the Company does not expect to reclassify any such amounts over the next twelve months.

7. INVENTORIES

Inventories consist of the following:

	At December 31,
	2010	2009
In thousands
Merchandise for resale	$113,841	$95,904
Contracts in process:
U.S. Government, net of progress payments of $39,541 and $40,377 in 2010 and 2009, respectively	66,109	52,754
Commercial and other government contracts	44,097	40,903
Other work in process (including certain general stock materials)	74,004	77,085
Finished goods	18,848	18,617
Total	$316,899	$285,263

The increase in merchandise for resale is partially attributable to the three acquisitions in the Industrial Distribution segment. Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $10.4 million and $11.5 million at December 31, 2010 and December 31, 2009, respectively. The Company records revenue associated with these matters only when recovery can be estimated reliably and realization is probable. The reduction in this balance is due to the Company finalizing the contract price negotiations with Sikorsky related to the Canadian MH-92 helicopter program. This resulted in an increase in the contract value from approximately $6.0 million to approximately $11.0 million. Because this increase was less that anticipated, we recorded an additional contract loss of $2.0 million.

The amount of general and administrative costs charged to inventory by the Aerospace segment during 2010 and 2009 were $45.0 million and $39.1 million, respectively. The estimated amounts of general and administrative costs remaining in contracts in process at December 31, 2010 and 2009 are $9.3 million and $6.8 million, respectively. These estimates are based on the ratio of such costs to total costs of production.

The Company had inventory of $6.1 million and $5.7 million as of December 31, 2010 and 2009, respectively, on consignment at customer locations, the majority of which is located with Industrial Distribution segment customers.

K-MAX® inventory of $23.7 million and $24.6 million as of December 31, 2010 and 2009, respectively, is included in contracts and other work in process inventory and finished goods. Management believes that a significant portion of this K-MAX® inventory will be sold after December 31, 2011, based upon the anticipation of supporting the fleet for the foreseeable future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
For the Years Ended December 31, 2010, 2009 and 2008

7. INVENTORIES (CONTINUED)

On February 12, 2009, the Company completed the transfer of ownership of the Australian SH-2G(A) Super Seasprite Program inventory and equipment. As a result, the Company recorded $51.7 million of contracts and other work in process inventory, which represented the following:

In thousands
Net unbilled accounts receivable (a)	$32,041
Accrued contract loss eliminated	(6,072)
USD equivalent of $39.5 million (AUD) minimum liability due to the Commonwealth of Australia (translated at the exchange rate in effect on the transaction date, which was 0.6522)	25,772
Total inventory recorded on February 12, 2009	$51,741

(a)	The unbilled receivables associated with the SH-2G(A) program were $40.6 million and the balance of amounts received as advances on this contract was $8.6 million.

SH-2G(I), formerly SH-2G(A), inventory of $53.7 million and $55.0 million at December 31, 2010 and  2009, respectively, is included in contracts and other work in process inventory. Management believes that a significant portion of this inventory could be sold after December 31, 2011, based upon the time needed to market the aircraft and prepare them for sale. For more information on the SH-2G(I) inventory, see Note 18, Commitments and Contingencies.

8. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is summarized as follows:

	At December 31,
	2010	2009
In thousands
Land	$10,537	$9,547
Buildings	45,789	41,445
Leasehold improvements	15,165	15,458
Machinery, office furniture and equipment	143,574	132,612
Construction in process	5,339	1,402
Total	220,404	200,464
Less accumulated depreciation	(130,685)	(119,142)
Property, plant and equipment, net	$89,719	$81,322

The Aerospace segment charged excess capacity and related costs of $1.0 million in 2008 to cost of sales. In 2010 and 2009, such charges were not significant.

Depreciation expense was $14.7 million, $13.2 million and $11.4 million for 2010, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
For the Years Ended December 31, 2010, 2009 and 2008

9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company:

	2010			2009
	Industrial			Industrial
	Distribution	Aerospace	Total	Distribution	Aerospace	Total
In thousands
Gross balance at beginning of period	$15,423	$80,577	$96,000	$15,615	$75,789	$91,404
Accumulated impairment	-	(7,810)	(7,810)	-	(7,810)	(7,810)
Net balance at beginning of period	15,423	72,767	88,190	15,615	67,979	83,594
Additions	24,416	10,448	34,864	21	206	227
Impairments	-	(6,371)	(6,371)	-	-	-
Foreign currency	29	(1,894)	(1,865)	(213)	4,582	4,369
Ending balance at end of period	$39,868	$74,950	$114,818	$15,423	$72,767	$88,190

During the first quarter of 2010, the Company was informally notified by a customer of its intent to terminate a contract that had been obtained in the Company’s acquisition of U.K. Composites. The Company recognized $0.6 million in sales related to the contract in question during the year ended December 31, 2008. No sales were recognized during the years ended December 31, 2010 or 2009. Throughout the year, management worked with this customer to find an acceptable resolution and maintain the work there under. During the fourth quarter the Company received a contract termination notice and, as a result, removed all future revenue and related profit associated with this contract from the reporting unit’s projections when preparing its annual test for impairment. The Company does not believe the termination of the contract will have any significant impact on its liquidity. This contract loss, in addition to a reduction in revenue for other programs, reduced the revenue and earnings growth forecast to levels below those anticipated at the reporting unit’s acquisition in 2008, creating a situation in which Step 1 of the impairment analysis resulted in a fair value for the reporting unit below its carrying value. Prior to proceeding to Step 2 of the impairment analysis, management assessed the tangible and intangible assets subject to amortization to determine if they were impaired. Based on this analysis these assets were not impaired. Upon completion of the Step 2 impairment analysis, the Company recorded a non-cash non-tax deductible goodwill impairment charge of $6.4 million, or 17% of the reporting units total goodwill balance, to reduce the carrying value of goodwill to its implied fair value. This charge has been included in the operating results of the Company’s Aerospace segment. See Note 5, Fair Value Measurements, in the Notes to Consolidated Financial Statements, for further discussion.

During 2008, our Aerospace Wichita reporting unit experienced production and quality issues, which resulted in the separate termination of two long-term contracts. Due to the loss of the two major contracts as well as the continued production and quality issues, the Company performed a goodwill impairment analysis for this reporting unit as of June 27, 2008. The resulting non-cash goodwill impairment charge was $7.8 million, which represented the entire goodwill balance for this reporting unit.

Other Intangible Assets

Other intangible assets consisted of:

		At December 31,		At December 31,
		2010		2009
	Amortization	Gross	Accumulated	Gross	Accumulated
	Period	Amount	Amortization	Amount	Amortization
In thousands
Customer lists / relationships	10-21 years	$50,798	$(5,135)	$30,632	$(2,559)
Trademarks / trade names	3-7 years	1,396	(403)	1,007	(627)
Non-Compete Agreements and other	1-9 years	3,902	(1,345)	1,397	(736)
Patents	17 years	657	(442)	669	(438)
Total		$56,753	$(7,325)	$33,705	$(4,360)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
For the Years Ended December 31, 2010, 2009 and 2008

9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)

Other Intangible Assets - Continued

The increase in the goodwill and other intangible assets balance at December 31, 2010 as compared to December 31, 2009 is primarily due to the acquisitions of Fawick, Allied, Minarik and Global. See Note 3, Acquisitions, for further discussion of the acquisitions. Intangible asset amortization expense was $3.5 million, $2.1 million and $1.1 million in 2010, 2009 and 2008, respectively. Amortization expense for the next five years is expected to approximate $4.8 million per year.

In order to determine the useful life of our customer lists/relationships acquired in 2010, the Company considered numerous factors, most importantly the industry considerations associated with the acquired entity. The Company determined the amortization period for the customer list/relationships intangible assets for its 2010 aerospace acquisition based primarily on the program development life cycles. The Company determined the amortization period for the customer lists/relationships intangible assets for its Industrial Distribution acquisitions in 2010 based primarily on an analysis of their historical customer sales attrition information.

10. ACCRUED CONTRACT LOSSES

The following is a summary of activity and balances associated with accrued contract losses, which is included in Other accruals and payables on the Consolidated Balance Sheet:

	2010	2009
In thousands
Balance at January 1	$1,310	$9,714
Additions to loss accrual	5,440	3,407
Costs incurred	(3,190)	(5,289)
Elimination of Australian loss accrual	-	(6,072)
Release to income	153	(450)
Balance at December 31	$3,713	$1,310

The additions in 2010 relate to additional costs on the Sikorsky Canadian MH-92 program, the Bell Helicopter composite blade skins and skin core assembly program and a non-JPF fuze program. The Sikorsky Canadian MH-92 helicopter program includes the manufacture and assembly of composite tail rotor pylons.  This program has undergone numerous customer-directed design changes causing costs on this program to exceed the price for the contract. During the third quarter of 2010, we finalized the contract price negotiations for this program increasing the contract value from approximately $6.0 million to approximately $11.0 million. Although we received additional consideration for this contract we were not able to recover all the anticipated cost growth and because the price was less than anticipated we recorded a $2.0 million contract loss during the third quarter of 2010. To date, we have recorded $6.8 million in contract losses on the Sikorsky Canadian MH-92 program, of which $3.3 million was recorded in 2010 and $0.6 million recorded in 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
For the Years Ended December 31, 2010, 2009 and 2008

11. ENVIRONMENTAL COSTS

The following table displays the activity and balances associated with accruals related to environmental costs included in other accruals and payables and other long-term liabilities:

	2010	2009
In thousands
Balance at January 1	$15,606	$16,136
Additions to accrual	1,121	787
Payments	(1,313)	(1,566)
Release to income	(313)	-
Changes in foreign currency exchange rates	(89)	249
Balance at December 31	$15,012	$15,606

In August 2008, the Company completed its purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR for many years. In connection with the purchase, the Company has assumed responsibility for environmental remediation at the facility as may be required under the Connecticut Transfer Act (the “Transfer Act”) and it continues the effort to define the scope of the remediation that will be required by the Connecticut Department of Environmental Protection (“CTDEP”). The transaction was recorded by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8% to its present value.  The fair value of the Navy Property asset, which approximates the discounted present value of the assumed environmental liability of $10.3 million, is included in Property, Plant and Equipment, net. This remediation process will take many years to complete.

The following represents estimated future payments for the undiscounted environmental remediation liability related to the Bloomfield campus as of December 31, 2010 (in thousands):

2011	$1,316
2012	770
2013	888
2014	1,327
2015	637
Thereafter	12,867
Total	$17,805

The accrual also includes estimated ongoing environmental remediation costs for the idle Moosup, CT facility and environmental remediation costs that the Company expects to incur at the former Music segment’s New Hartford, CT facility and the Aerospace segment’s U.K. Composites facilities. The Company continues to assess the work that may be required at each of these facilities, which may result in a change to this accrual. For further discussion of these matters, see Note 18, Commitments and Contingencies.

12. DEBT

Long-Term Debt

The company has long-term debt as follows:

	At December 31,
	2010	2009
In thousands
Revolving credit agreement	$3,600	$16,800
Term loan	40,000	45,000
Convertible notes	101,843	-
Total	145,443	61,800
Less current portion	5,000	5,000
Total excluding current portion	$140,443	$56,800

The weighted average interest rate on long-term borrowings outstanding as of December 31, 2010 and 2009 was 3.01% and 2.66%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
For the Years Ended December 31, 2010, 2009 and 2008

12. DEBT (CONTINUED)

Long-Term Debt - Continued

The aggregate annual maturities of long-term debt for each of the next five years are approximately as follows (in thousands):

2011	$5,000
2012	5,000
2013	5,000
2014	28,600
2015	-

Revolving Credit and Term Loan Agreements

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

The Revolving Credit Agreement permits the Company to pay cash dividends. The lenders have been granted a security interest in substantially all of the Company’s and its domestic subsidiaries’ personal property and other assets (including intellectual property but excluding real estate), including a pledge of 66% of the Company’s equity interest in certain foreign subsidiaries and 100% of the Company’s equity interest in its domestic subsidiaries, as collateral for the Company’s obligations under the Revolving Credit Agreement. At December 31, 2010, there was $3.6 million outstanding under the Revolving Credit Agreement, excluding letters of credit, with $228.2 million available for borrowing. Letters of credit are considered borrowings for purposes of the Revolving Credit Agreement. A total of $43.2 million in letters of credit was outstanding under the Revolving Credit Agreement at December 31, 2010, $37.5 million of which was related to the guaranteed minimum payments to Australia in connection with the ownership transfer of the 11 SH-2G(A) helicopters (along with spare parts and associated equipment). At December 31, 2009, there was $16.8 million outstanding under the Former Revolving Credit Agreement, excluding letters of credit, with $168.2 million available for borrowing. A total of $40.0 million in letters of credit was outstanding under the Former Revolving Credit Agreement at December 31, 2009, $34.2 million of which was related to the Australian SH-2G(A) Super Seasprite Program.

On September 20, 2010, the Company entered into the Second Amended and Restated Term Loan Credit Agreement, which was originally entered into on October 29, 2008 and amended and restated on September 17, 2009 (“Term Loan Agreement”). The Term Loan Agreement, which is in addition to the Revolving Credit Agreement, is a $42.5 million facility with a four-year term. Principal payments of $1.25 million are due quarterly, with $22.5 million of the initial aggregate principal payable in the final quarter.  The Company may increase the term loan by up to an aggregate of $50 million with additional commitments from the banks or new commitments from acceptable financial institutions.  As of December 31, 2010, $40.0 million was outstanding on the Term Loan Agreement. As of December 31, 2009, $45.0 million was outstanding on the former Term Loan Agreement.

Interest rates on amounts outstanding under the Revolving Credit Agreement and Term Loan Agreement are variable, and are determined based on the Consolidated Senior Secured Leverage Ratio, as defined in the Revolving Credit Agreement. At December 31, 2010, the interest rate for the outstanding amounts on both the Revolving Credit Agreement and Term Loan Agreement was 2.39%. In addition, the Company is required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.35% to 0.50% per annum, based on the Consolidated Senior Secured Leverage Ratio. Fees for outstanding letters of credit range from 2.00% to 3.00%, based on the Consolidated Senior Secured Leverage Ratio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
For the Years Ended December 31, 2010, 2009 and 2008

12. DEBT (CONTINUED)

Revolving Credit and Term Loan Agreements - Continued

The financial covenants associated with the Revolving Credit Agreement and Term Loan Agreement include a requirement that (i) the ratio of Consolidated Senior Secured Indebtedness to Consolidated EBITDA, as defined in the Revolving Credit Agreement, cannot be greater than 3.50 to 1.00, (ii) the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, as defined in the Revolving Credit Agreement, cannot be greater than 4.00 to 1.00, and iii) the ratio of Consolidated EBITDA, as defined in the Revolving Credit Agreement, to the sum of (a) all interest, premium payments, debt discounts, fees, charges and related expenses and (b) the portion of rent expense under capital leases that is treated as interest expense cannot be less than 4.00 to 1.00. The Company was in compliance with those financial covenants as of and for the quarter ended December 31, 2010, and management does not anticipate noncompliance in the foreseeable future.

Convertible Notes

In November 2010, the Company issued convertible unsecured notes due on November 15, 2017 in the aggregate principal amount of $115.0 million in a private placement offering. These notes bear 3.25% interest per annum on the principal amount, payable semiannually in arrears on May 15 and November 15 of each year, beginning on May 15, 2011. Proceeds from the offering were $111.0 million, net of fees and expenses which were capitalized. The proceeds were used to repay $62.2 million of borrowings outstanding on the Company’s Revolving Credit Agreement, make a $25.0 million voluntary contribution to the Qualified Pension Plan and pay $13.2 million for the purchase of call options related to the convertible note offering. See below for further discussion of the call options.

The notes will mature on November 15, 2017, unless earlier redeemed, repurchased by the Company or converted, and are convertible into cash and, at the Company’s election, shares of our common stock based on an initial conversion rate, subject to adjustment, of 29.4499 shares per $1,000 principal amount of notes (which represents an initial conversion price of approximately $33.96 per share), in certain circumstances. The conversion rate will be subject to adjustment in certain circumstances, but will not be adjusted for accrued and unpaid interest. Upon conversion, the Company will pay cash up to the aggregate principal amount of the notes and pay or deliver cash, shares of its common stock or a combination of cash and shares of its common stock, at its election with respect to any remaining amounts due. Prior to May 15, 2017, the notes are convertible only in the following circumstances: (1) during any fiscal quarter commencing after April 1, 2011 and only during any such fiscal quarter, if the last reported sale price of our common stock was greater than or equal to 130% of the applicable conversion price ($44.15) for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, (2) upon the occurrence of specified corporate transactions, or (3) during the five consecutive business-day period following any five consecutive trading-day period in which, for each day of that period, the trading price for the notes was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day. On and after May 15, 2017 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon a change in control or termination of trading, holders of the notes may require us to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount, plus any accrued and unpaid interest.

Because the embedded conversion option is indexed to the Company’s own stock and would be classified in stockholders’ equity, it therefore does not meet the criterion under FASB Accounting Standards Codification (“ASC”) 815 Derivatives and Hedging ("ASC 815") that would require separate accounting as a derivative instrument.

In connection with the offering, we entered into convertible note hedge transactions with affiliates of the initial purchasers. These transactions are intended to reduce the potential dilution to our Company's stockholders upon any future conversion of the notes. The call options, which cost an aggregate $13.2 million, were recorded as a reduction of additional paid-in capital. The Company also entered into warrant transactions concurrently with the offering, pursuant to which we sold warrants to acquire up to approximately 3.4 million shares of our common stock to the same counterparties that entered into the convertible note hedge transactions. Proceeds received from the issuance of the warrants totaled approximately $1.9 million and were recorded as an addition to additional paid-in capital. The convertible note hedge and warrant transactions effectively increased the conversion price of the convertible notes to approximately $44.40 per share of our common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
For the Years Ended December 31, 2010, 2009 and 2008

12. DEBT (CONTINUED)

Convertible Notes - Continued

ASC 815 provides that contracts are initially classified as equity if (1) the contract requires physical settlement or net-share settlement, or (2) the contract gives the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The settlement terms of our purchased call options and sold warrant contracts require net-share settlement. Based on the guidance in ASC 815, the purchased call option contracts were recorded as a reduction of equity and the warrants were recorded as an addition to equity as of the trade date. ASC 815 states that a reporting entity shall not consider contracts to be derivative instruments if the contract issued or held by the reporting entity is both indexed to its own stock and classified in stockholders' equity in its Consolidated Balance Sheet. The Company concluded the purchased call option contracts and the warrant contracts should be accounted for in stockholders' equity.

ASC 470-20 Debt with Conversion and Other Options (“ASC 470-20”), clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. ASC 470-20 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflect the issuer's non-convertible debt borrowing rate which interest costs are to be recognized in subsequent periods. The note payable principal balance at the date of issuance of $115.0 million was bifurcated into the debt component of $101.7 million and the equity component of $13.3 million. The difference between the note payable principal balance and the value of the debt component is being accreted to interest expense over the term of the notes. The debt component was recognized at the present value of associated cash flows discounted using a 5.25% discount rate, the borrowing rate at the date of issuance for a similar debt instrument without a conversion feature. The Company recorded $0.5 million of debt issuance costs as an offset to additional paid-in capital. The balance, $3.1 million, will be amortized over the term of the notes.

The carrying amount of the equity component and the principal amount of the liability component, the unamortized discount, and the net carrying amount are as follows:

At December 31,
2010
In thousands
Principal amount of liability	$115,000
Unamortized discount	13,157
Carrying value of liability	$101,843

Equity component	$13,329

Interest expense associated with the Convertible Notes consisted of the following:

For the year ended December 31,
2010
In thousands
Contractual coupon rate of interest	$401
Accretion of convertible notes discount	172
Interest expense - convertible notes	$573

The effective interest yield of the convertible debt due in 2017 is 5.25% at December 31, 2010 and the cash coupon interest rate is 3.25%.

Short-Term Borrowings

The Company also has certain other credit arrangements to borrow funds on a short-term basis with interest at current market rates. Short-term borrowings outstanding under such other credit arrangements as of December 31, 2010 and 2009 were $3.0 million and $1.8 million, respectively. The weighted average interest rate on short-term borrowings for 2010 and 2009 was 5.04% and 2.44%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
For the Years Ended December 31, 2010, 2009 and 2008

12. DEBT (CONTINUED)

Debt Issuance Costs

The Company incurred $2.3 million in debt issuance costs in connection with the replacement of the Revolving Credit Agreement and the Term Loan Agreement amendment. These costs have been capitalized and will be amortized over the terms of the facilities. The Company incurred $3.1 million in debt issuance costs in connection with the Convertible Notes. These costs have been capitalized and will be amortized over the term of the notes. Total amortization expense for the year ended December 31, 2010 was $2.0 million, including the $0.6 million write-off of capitalized fees related to the Former Revolving Credit Agreement. Total amortization expense for the years ended December 31, 2009 and 2008 was $0.7 million and $0.2 million, respectively.

Letters of Credit

The face amounts of irrevocable letters of credit issued under the Revolving Credit Agreement totaled $43.2 million and $40.0 million at December 31, 2010 and 2009, respectively. Of those amounts, $37.5 million and $34.2 million at December 31, 2010 and 2009, respectively, was attributable to the Australian SH-2G(A) Super Seasprite program.

Interest Payments

Cash payments for interest were $7.5 million, $6.1 million and $4.5 million for 2010, 2009 and 2008, respectively.

13. ADVANCES ON CONTRACTS

Advances on contracts include customer advances together with customer payments and billings associated with the achievement of certain contract milestones in excess of costs incurred. As of December 31, 2008, $8.6 million of this liability was associated with the Australian SH-2G(A) helicopter contract. As part of the Australia program termination agreement, these balances were eliminated in connection with the transfer of the Australian program inventory and equipment to the Company. See Note 7, Inventories, and Note 18, Commitments and Contingencies, for further discussion of this termination agreement. At December 31, 2010 and 2009, the balance of Advances on Contracts, included in Other accruals and payables on the Consolidated Balance Sheet, was $3.5 million and $1.8 million, respectively.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are shown below:

	At December 31,
	2010	2009
In thousands
Changes in pension and post-retirement benefit plans	$(66,448)	$(88,887)
Foreign currency translation adjustment	(18,881)	(14,326)
Unrealized gain (loss) on derivative instruments	(971)	(829)
Accumulated other comprehensive income (loss)	$(86,300)	$(104,042)

No amounts were reclassified from other comprehensive income into net income for foreign currency translation adjustments in 2010 and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
For the Years Ended December 31, 2010, 2009 and 2008

15. INCOME TAXES

The components of income tax expense (benefit) associated with earnings from continuing operations are as follows:

	For the year ended December 31,
	2010	2009	2008
In thousands
Current:
Federal	$7,624	$12,474	$10,628
State	909	675	1,287
Foreign	1,122	2,205	2,083
	9,655	15,354	13,998

Deferred:
Federal	13,164	(887)	9,087
State	(152)	190	1,092
Foreign	(619)	(296)	(118)
	12,393	(993)	10,061
Total	$22,048	$14,361	$24,059

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

	At December 31,
In thousands	2010	2009
Deferred tax assets:
Deferred employee benefits	$50,666	$77,978
Inventory	13,577	12,316
Environmental	5,536	5,643
Tax loss and credit carryforwards	9,532	9,456
Tax deductible bond hedge	4,951	-
Accrued liabilities and other items	6,491	7,730
Total deferred tax assets	90,753	113,123

Deferred tax liabilities:
Fixed assets	(8,737)	(9,570)
Intangibles	(19,906)	(12,880)
Unamortized discount on convertible notes	(5,000)	-
Other items	(352)	(953)
Total deferred tax liabilities	(33,995)	(23,403)
Net deferred tax assets before valuation allowance	56,758	89,720
Valuation allowance	(4,217)	(5,221)
Net deferred tax assets after valuation allowance	$52,541	$84,499

Valuation allowances of $4.2 million and $5.2 million at December 31, 2010 and 2009, respectively, reduced the deferred tax asset attributable to foreign loss and state loss and credit carryforwards to an amount that, based upon all available information, is more likely than not to be realized. Reversal of the valuation allowance is contingent upon the recognition of future taxable income in the respective jurisdictions or changes in circumstances which cause the realization of the benefits of the loss carryforwards to become more likely than not. The net decrease in the valuation allowance of $1.0 million is due to the generation of $0.8 million in U.S. state and Canadian loss and tax credit carryforwards, offset by utilization of $0.9 million of state carryforwards, expiration of $0.2 million of state and Canadian carryforwards, and the reversal of $0.7 million of valuation allowances on state loss carryforwards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
For the Years Ended December 31, 2010, 2009 and 2008

15. INCOME TAXES (CONTINUED)

U.S. foreign tax credit carryforwards of $4.0 million expire between 2014 and 2020.  Canadian tax loss carryforwards are approximately $1.4 million and do not begin to expire until 2027.  State carryforwards are in numerous jurisdictions with varying lives.

No valuation allowance has been recorded against the other deferred tax assets because the Company believes that these deferred tax assets will, more likely than not, be realized. This determination is based largely upon the company’s earnings history, anticipated future taxable income, foreign-source income, and its ability to carryback reversing items within two years to offset taxes paid. In addition, the Company has the ability to offset deferred tax assets against deferred tax liabilities created for such items as depreciation and amortization.

Pre-tax income (loss) from foreign operations amounted to $(2.8) million, $6.3 million and $5.4 million in 2010, 2009 and 2008, respectively. Income taxes have not been provided on undistributed earnings of $14.9 million from foreign subsidiaries since it is the Company’s intention to permanently reinvest such earnings or to distribute them only when it is tax efficient to do so. It is impracticable to estimate the total tax liability, if any, that would be created by the future distribution of these earnings.

The provision for income taxes associated with earnings from continuing operations differs from that computed at the federal statutory corporate tax rate as follows:

	For the year ended December 31,
	2010	2009	2008
In thousands
Federal tax at 35% statutory rate	$21,130	$16,453	$20,708
State income taxes, net of federal benefit	492	562	1,547
Tax effect of:
International recapitalization	-	(1,577)	-
Goodwill impairment	2,229	-	2,733
Other, net	(1,803)	(1,077)	(929)
Income taxes	$22,048	$14,361	$24,059

The Company records a benefit for uncertain tax positions in the financial statements only when it determines it is more likely than not that such a position will be sustained upon examination by taxing authorities. Unrecognized tax benefits represent the difference between the position taken and the benefit reflected in the financial statements. On December 31, 2010, 2009 and 2008 the total liability for unrecognized tax benefits was $3.9 million, $2.7 million and $2.6 million, respectively (including interest and penalties of $0.5 million, $0.4 million and $0.3 million, respectively).  The change in the liability for 2010, 2009 and 2008 is explained as follows:

In thousands	2010	2009	2008
Balance at January 1	$2,679	$2,585	$3,645
Additions based on current year tax positions	1,345	1,035	133
Changes for tax positions of prior years	139	(8)	56
Settlements	-	(933)	(1,103)
Reductions due to lapses in statutes of limitation	(256)	-	(146)
Balance at December 31	$3,907	$2,679	$2,585

Included in unrecognized tax benefits at December 31, 2010 were items approximating $2.2 million that, if recognized, would favorably affect the Company’s effective tax rate in future periods.  The Company files tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including 2007.  During 2010, 2009 and 2008, $0.1 million of interest and penalties was recognized each year as a component of income tax expense. It is the Company’s policy to record interest and penalties on unrecognized tax benefits as income taxes.

Cash payments for income taxes, net of refunds, were $14.5 million, $6.9 million, and $30.4 million in 2010, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
For the Years Ended December 31, 2010, 2009 and 2008

16. PENSION PLANS

The Company has a non-contributory qualified defined benefit pension plan (the “Qualified Pension Plan”). On February 23, 2010, the Company’s Board of Directors approved an amendment to the Qualified Pension Plan that, among other things, closed the Qualified Pension Plan to all new hires on or after March 1, 2010 and changed the benefit calculation for existing employees related to pay and years of service. Specifically, changes in pay will be taken into account for benefit calculation purposes until the end of calendar year 2010, the benefit formula will be improved to use the highest five years out of the last ten years of service up to December 31, 2010, whether consecutive or not, and years of service will continue to be added for purposes of the benefit calculations through December 31, 2015, with no further accrual of benefits for service thereafter except for vesting purposes. The changes to the Qualified Pension Plan resulted in a net curtailment loss of $0.2 million, a $25.2 million reduction of accumulated other comprehensive loss, a $15.5 million decrease of deferred tax assets and a $40.7 million reduction in our pension liability on the Company’s Consolidated Balance Sheet.

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

Obligations and Funded Status

The changes in the actuarial present value of the projected benefit obligation and fair value of plan assets are as follows:

	For the year ended December 31,
	Qualified Pension Plan		SERP
	2010	2009	2010	2009
In thousands
Projected benefit obligation at beginning of year	$544,735	$502,269	$18,037	$20,732
Service cost	11,527	13,423	371	389
Interest cost	29,104	30,462	789	1,012
Plan amendments	-	444	-	-
Actuarial liability (gain) loss (a)	32,073	25,613	(1,083)	1,586
Benefit payments	(23,558)	(27,476)	(3,397)	(5,682)
(Curtailment) / Settlement	(40,716)	-	935	-
Projected benefit obligation at end of year	$553,165	$544,735	$15,652	$18,037

Fair value of plan assets at beginning of year	$387,469	$334,121	$-	$-
Actual return on plan assets	54,930	68,183	-	-
Employer contributions	35,700	12,641	3,397	5,682
Benefit payments	(23,558)	(27,476)	(3,397)	(5,682)
Fair value of plan assets at end of year	$454,541	$387,469	$-	$-
Funded status at end of year	$(98,624)	$(157,266)	$(15,652)	$(18,037)

Accumulated benefit obligation	$553,165	$490,960	$15,652	$17,605

(a) The actuarial liability loss amount for the qualified pension plan for 2010 is principally due to the effect of changes in the discount rate. The actuarial liability loss amount for the qualified pension plan for 2009 is principally due to the decrease in the discount rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
For the Years Ended December 31, 2010, 2009 and 2008

16. PENSION PLANS (CONTINUED)

Obligations and Funded Status – Continued

The Company has recorded liabilities related to our qualified pension plan and SERP as follows:

	At December 31,
	Qualified Pension Plan		SERP
	2010	2009	2010	2009
In thousands
Current liabilities (a)	$-	$-	$(4,673)	$(887)
Noncurrent liabilities	(98,624)	(157,266)	(10,979)	(17,150)
Total	$(98,624)	$(157,266)	$(15,652)	$(18,037)

(a) The current liabilities are included in other accruals and payables on the Consolidated Balance Sheets.

Certain amounts included in accumulated other comprehensive income on the Consolidated Balance Sheets represent costs that will be recognized as components of pension cost in future periods. These consist of:

	At December 31,
	Qualified Pension Plan		SERP
	2010	2009	2010	2009
In thousands
Unrecognized (gain) or loss	$104,622	$138,732	$2,467	$3,854
Urecognized prior service cost (credit)	451	770	-	(192)
Amount included in accumulated other comprehensive income (loss)	$105,073	$139,502	$2,467	$3,662

The estimated net loss and prior service cost (credit) for the qualified pension plan and the SERP that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year will be $7.3 million and $0.2 million, respectively.

The pension plan net periodic benefit costs on the Consolidated Statements of Operations and other amounts recognized in other comprehensive loss on the Consolidated Statements of Shareholders’ Equity were computed using the projected unit credit actuarial cost method and included the following components:

	For the year ended December 31,
	Qualified Pension Plan			SERP
	2010	2009	2008	2010	2009	2008
In thousands
Service cost for benefits earned during the year	$11,527	$13,423	$12,277	$371	$389	$698
Interest cost on projected benefit obligation	29,104	30,462	29,352	789	1,012	1,591
Expected return on plan assets	(32,026)	(31,615)	(34,724)	-	-	-
Amortization of prior service credit (cost)	98	61	61	(192)	(962)	(691)
Recognized net loss	2,565	3,423	-	501	291	1,586
Additional amount recognized due to curtailment/settlement	221	-	-	737	767	2,833
Net pension benefit cost	$11,489	$15,754	$6,966	$2,206	$1,497	$6,017

Change in prior service cost	$(221)	$444	$-	$-	$-	$-
Change in net gain or loss	(31,546)	(10,955)	199,454	(886)	820	(3,394)
Amortization of prior service cost (credit)	(98)	(61)	(61)	192	962	691
Amortization of net gain (loss)	(2,564)	(3,423)	-	(501)	(291)	(1,586)
Total recognized in other comprehensive loss	$(34,429)	$(13,995)	$199,393	$(1,195)	$1,491	$(4,289)
Total recognized in net periodic benefit cost and other comprehensive loss	$(22,940)	$1,759	$206,359	$1,011	$2,988	$1,728

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
For the Years Ended December 31, 2010, 2009 and 2008

16. PENSION PLANS (CONTINUED)

Obligations and Funded Status – Continued

The Company expects to contribute $19.6 million to the qualified pension plan and $4.7 million to the SERP for the 2011 plan year. For the 2010 plan year, the Company contributed $35.7 million to the Qualified Pension Plan and $3.4 million to the SERP. For the 2009 plan year, the Company made contributions of $10.9 million to the Qualified Pension Plan and $5.7 million to the SERP.

Expected future benefit payments, which reflect expected future service, are as follows (in thousands):

	Qualified
	Pension Plan	SERP
2011	28,018	4,673
2012	28,593	776
2013	29,345	724
2014	30,452	675
2015	31,496	1,044
2016-2020	179,852	10,050

The actuarial assumptions used in determining benefit obligations of the pension plans are as follows:

	At December 31,
	Qualified Pension Plan		SERP
	2010	2009	2010	2009
Discount rate	5.30%	5.85%	4.50%	5.15%
Average rate of increase in compensation levels (a)	N/A	3.50%	N/A	3.50%

(a) Effective January 1, 2011, changes in pay will no longer be taken into account for benefit calculation purposes.

The discount rates take into consideration the populations of our pension plans and the anticipated payment streams as compared to the Citigroup Discount Yield Curve index and rounds the results to the nearest fifth basis point.

The actuarial assumptions used in determining the net periodic benefit cost of the pension plans are as follows:

	At December 31,
	Qualified Pension Plan		SERP
	2010	2009	2010	2009
Discount rate	5.85%	6.15%	5.15%	6.15%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Average rate of increase in compensation levels	3.50%	3.50%	3.50%	3.50%

Plan Assets for Qualified Pension Plan

The expected return on plan assets rate was determined based upon historical returns adjusted for estimated future market fluctuations. During 2010 and 2009, the actual return on pension plan assets was significantly higher than our expected rate of return on pension plan assets of 8%. However, management believes that 8% is still a valid assumption for the expected return on pension plan assets due to the long-term nature of our benefit obligations and the likely returns associated with our allocation targets to various investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
For the Years Ended December 31, 2010, 2009 and 2008

16. PENSION PLANS (CONTINUED)

Plan Assets for Qualified Pension Plan – Continued

Plan assets are invested in a diversified portfolio consisting of equity and fixed income securities (including $22.2 million of common stock of Kaman Corporation at December 31, 2010). In April 2010, the Company updated its investment policy. The updated investment policies and goals for pension plan assets are to improve and/or maintain the Plan’s funded status by generating long-term asset returns that exceed the rate of growth of the Plan’s liabilities. The Plan shall invest assets in a manner that seeks to (a) maximize return within reasonable and prudent levels of risk of loss of funded status; and (b) maintain sufficient liquidity to meet benefit payment obligations and other periodic cash flow requirements on a timely basis. The return generation/liability matching asset allocation ratio is currently 57%/43%. As the plan’s funded status changes, the pension plan’s Administrative Committee (the management committee that is responsible for plan administration) will act through an immediate or gradual process, as appropriate, to reallocate assets.

Under the current investment policy no Investment Manager may invest in investments deemed illiquid by the Investment Manager at the time of purchase, development programs, real estate, mortgages or private equities or securities of Kaman Corporation without prior written authorization from the Finance Committee of the Board of Directors. In addition, with the exception of U.S. Government securities, managers’ holdings in the securities of any one issuer, at the time of purchase, may not exceed 7.5% of the total market value of that manager’s account.

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

Mutual Funds –Mutual funds are traded actively on public exchanges. The share prices for mutual funds are published at the close of each business day. Holdings of mutual funds are classified as Level 1 investments.

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

Total Return Funds – Total return funds are comprised of shares or units in private investment funds that are not publicly traded. The values of the private investment funds are not publically quoted and must trade through a broker. The fund administrator values the fund using the net asset value (“NAV”) per fund share, derived from the value of the underlying assets.  The underlying assets in these funds (equity and fixed income securities, commodities, currencies and other instruments) are publicly traded on exchanges and price quotes for the assets held by these funds are readily available. Holdings of total return funds are classified as Level 2 investments.

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

Real Estate Investment Trusts – Real estate investment trusts are valued daily based on quoted prices in active markets and are categorized as Level 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
For the Years Ended December 31, 2010, 2009 and 2008

16. PENSION PLANS (CONTINUED)

Plan Assets for Qualified Pension Plan – Continued

The fair value of the Company’s qualified pension plan assets at December 31, 2010 and 2009 are as follows:

	Total Carrying		Significant other	Significant
	Value at	Quoted prices in	observable	unobservable
	December 31,	active markets	inputs	inputs
	2010	(Level 1)	(Level 2)	(Level 3)
In thousands
Cash & Cash Equivalents	$17,644	$17,644	$-	$-
Corporate Stock	102,819	102,819	-	-
Mutual Funds	19,854	19,854	-	-
Common Trust Funds	93,916	-	93,916	-
Total Return Funds	42,996	-	42,996	-
Fixed-income Securities:
U.S. Government Securities (a)	52,667	-	52,667	-
Corporate Securities	112,224	-	112,224	-
Other (b)	12,421	-	12,421	-
Total	$454,541	$140,317	$314,224	$-

	Total Carrying		Significant other	Significant
	Value at	Quoted prices in	observable	unobservable
	December 31,	active markets	inputs	inputs
	2009	(Level 1)	(Level 2)	(Level 3)
In thousands
Cash & Cash Equivalents	$12,137	$12,137	$-	$-
Corporate Stock	137,054	137,054	-	-
Mutual Funds	39,312	39,312	-	-
Common Trust Funds	90,175	-	90,175	-
Fixed-income Securities:
U.S. Government Securities (a)	25,819	-	25,819	-
Corporate Securities	67,078	-	67,078	-
Foreign Securities	5,233	-	5,233	-
Other (b)	10,179	-	10,179	-
Real Estate Investment Trusts	482	482	-	-
Total	$387,469	$188,985	$198,484	$-

(a)	This category represents investments in debt securities issued by the U.S. Treasury, other U.S. government corporations and agencies, states and municipalities.
(b)	This category primarily represents investments in commercial and residential mortgage-backed securities.

Other Plans

The Company also maintains a Defined Contribution Plan that has been adopted by most of its U.S. subsidiaries. Employees of the adopting employers who meet the eligibility requirements of the plan may participate. Employer matching contributions are made to the plan based on a percentage of each participant’s pre-tax contribution. For each dollar that a participant contributes up to 5% of compensation, participating subsidiaries make employer contributions of fifty cents ($0.50). Employer contributions to the plan totaled $3.7 million, $3.5 million and $3.3 million in 2010, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
For the Years Ended December 31, 2010, 2009 and 2008

16. PENSION PLANS (CONTINUED)

Other Plans – Continued

On February 23, 2010, the Company’s Board of Directors authorized certain enhancements to the Company’s Defined Contribution Plan including, among other things, an increase in employer matching contributions made to the plan based on each participant’s pre-tax contributions. Effective January 1, 2011, for each dollar that a participant contributes up to 5% of compensation, participating subsidiaries make employer contributions of one dollar ($1.00).

Two of the Company’s acquired U.S. subsidiaries maintain separate defined contribution plans for their eligible employees. Employer matching contributions are made on a discretionary basis. Additionally, two of our foreign subsidiaries each maintain a defined benefit plan of their own for their local employees. The pension liabilities of $0.3 million associated with these plans are included in accrued pension costs on the Consolidated Balance Sheets.

17. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:
	At December 31,
	2010	2009
In thousands
Supplemental employees' retirement plan (SERP)	$10,979	$17,150
Deferred compensation	11,903	11,655
Long-term incentive plan	4,705	3,382
Noncurrent income taxes payable	4,002	2,748
Environmental remediation liability	11,066	11,571
Other	8,862	3,106
Total	$51,517	$49,612

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

The Company also has unrecorded Asset Retirement Obligation’s (“ARO’s”) that are conditional upon certain events. These ARO’s generally include the removal and disposition of non-friable asbestos. The Company has not recorded a liability for these conditional ARO’s at December 31, 2010 because the Company does not currently believe there is a reasonable basis for estimating a date or range of dates for major renovation or demolition of these facilities. In reaching this conclusion, the Company considered the historical performance of each facility and has taken into account factors such as planned maintenance, asset replacement and upgrades, which, if conducted as in the past, can extend the physical lives of the facilities indefinitely. The Company also considered the possibility of changes in technology and risk of obsolescence in arriving at its conclusion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
For the Years Ended December 31, 2010, 2009 and 2008

18. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Leases

Rent commitments under various leases for office space, warehouses, land and buildings expire at varying dates from January 2011 to December 2017. The standard term for most leases ranges from 3 to 5 years. Some of the Company’s leases have rent escalations, rent holidays or contingent rent that are recognized on a straight-line basis over the entire lease term. Material leasehold improvements and other landlord incentives are amortized over the shorter of their economic lives or the lease term, including renewal periods, if reasonably assured. Certain annual rentals are subject to renegotiation, with certain leases renewable for varying periods.

Lease periods for machinery and equipment range from 1 to 5 years.

Substantially all real estate taxes, insurance and maintenance expenses are obligations of the Company. It is expected that in the normal course of business leases that expire will be renewed or replaced by leases on other similar property.

The following minimum future rental payments are required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2010 (in thousands):

2011	$17,441
2012	11,428
2013	5,647
2014	2,804
2015	1,907
Thereafter	1,998
Total	$41,225

Lease expense for all operating leases, including leases with terms of less than one year, amounted to $17.3 million, $17.0 million and $17.9 million for 2010, 2009 and 2008, respectively.

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

In late 2006, the USASC informed the Company that it was changing its remedy under the contract from performance of warranty rework to an "equitable adjustment" to the contract price. The Company responded, explaining its view that it had complied with contract requirements. In June 2007, the USASC affirmed its position and gave instructions for disposition of the subject fuzes, including both the impact switch and bellows motor-related items, to a Navy facility and the Company complied with that direction. By letter dated July 16, 2009, the USASC informed the Company of its demand for payment of $9.8 million under the contract related to warranty rework. In November 2009, the United States Government (“USG”) also instituted suit, alleging liability associated with this matter, including specific claims of approximately $6.0 million (treble damages) in connection with allegedly "false claims" by the Company for payment for fuzes containing the incorrect version of the part and $3.0 million in connection with rework. At December 31, 2010, the Company had no amount accrued for this demand, as the Company believes that all these allegations are unfounded, and it is defending itself vigorously.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
For the Years Ended December 31, 2010, 2009 and 2008

18. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Legal Matters – Continued

As reported previously, a separate contract dispute between the Orlando Facility and the USASC relative to the FMU-143 fuze program is now in litigation. Generally, the USASC has alleged the existence of latent defects in certain fuzes due to unauthorized rework during production and has sought to revoke its acceptance. Management believes that the Orlando Facility has performed in accordance with the contract and rather that it is the government that has materially breached its terms in several ways; as a result, during the fourth quarter of 2007, the Company cancelled the contract and, in January 2008, commenced litigation before the Armed Services Board of Contract Appeals (the “Board”) requesting a declaratory judgment that the cancellation was proper. Shortly thereafter, the USASC notified the Company that it was terminating the contract for default, making the allegations noted above, and the Company filed a second complaint with the Board appealing that termination decision.  The litigation process continues. In the same July 2009 letter referenced above, USASC also demanded a repayment by the Company of $5.7 million for these alleged latent defects. The Company also contests this demand and has filed an appeal before the Board. At December 31, 2010, the Company had no amount accrued for these matters as it believes that the likelihood of an adverse outcome to this litigation is remote.

Other Matters

Revenue Sharing Agreement with the Commonwealth of Australia

The Company is actively engaged in efforts to resell the former Australia SH-2G(A) (now designated the SH-2G(I)) aircraft, spare parts and equipment to other potential customers. Pursuant to the terms of its revenue sharing agreement with the Commonwealth of Australia, the Company will share all proceeds from the resale of the aircraft, spare parts, and equipment with the Commonwealth on a predetermined basis, and total payments of at least $39.5 million (AUD) must be made to the Commonwealth regardless of sales, of which at least $26.7 million (AUD) must be paid by March 2011. Additional payments of $6.4 million (AUD) each must be paid in March of 2012 and 2013 to the extent that cumulative payments have not yet reached $33.1 million (AUD) and $39.5 million (AUD) as of such dates, respectively.

In addition, to secure these payments, the Company has provided the Commonwealth with a $39.5 million (AUD) unconditional letter of credit, which is being reduced as such payments are made. Through December 31, 2010, the Company had made required payments of $2.8 million (AUD). As of that date, the U.S. dollar value of the remaining $36.7 million (AUD) required payment was $37.5 million, of which $24.4 million is due in March 2011. In late 2008, the Company entered into foreign currency exchange contracts that limit the foreign currency risks associated with these required payments. These contracts will enable the Company to purchase $36.5 million (AUD) for $23.7 million. See Note 6, Derivative Financial Instruments, for further discussion of these instruments.

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

The total anticipated cost of the environmental remediation activities associated with the Moosup property is $4.2 million, all of which has been accrued. The total amount paid to date in connection with these environmental remediation activities is $2.0 million. A portion ($0.3 million) of the accrual related to this property is included in other accruals and payables and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
For the Years Ended December 31, 2010, 2009 and 2008

18. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

The Company's estimate of its portion of the cost to assess the environmental conditions and remediate this site is $2.2 million, unchanged from previously reported estimates, all of which has been accrued. The total amount paid to date in connection with these environmental remediation activities is $0.5 million. A portion ($0.6 million) of the accrual related to this property is included in other accruals and payables and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Bloomfield

In connection with the Company’s 2008 purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR, the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and continues the effort to define the scope of the remediation that will be required by the CTDEP. The assumed environmental liability of $10.3 million was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $3.0 million. A portion ($1.3 million) of the accrual related to this property is included in other accruals and payables, and the balance is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

United Kingdom

In connection with the purchase of U.K. Composites, the Company accrued, at the time of acquisition, £1.6 million for environmental compliance at the facilities. The remaining balance of the accrual at December 31, 2010 was £1.1 million, with £0.3 million having been paid to date in connection with these environmental remediation activities and £0.2 million released to income. The U.S. dollar equivalent of the remaining environmental compliance liability as of December 31, 2010 is $1.7 million, which is included in other accruals and payables. The Company continues to assess the work that may be required, which may result in a change to this accrual. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

In December 2008, a workplace accident occurred at one of the Company’s U.K. Composites facilities in which one employee died and another was seriously injured. In accordance with U.K. law, the matter was investigated by Lancashire Police and the Health and Safety Executive (“HSE”) and in April 2010, an inquest conducted by the regional Coroner (which is customary in cases where the local police have not sought prosecution) found that the employee’s death was accidental. As anticipated, the HSE has initiated civil proceedings and a hearing is currently scheduled for March 2011. The Company expects that the HSE will conduct civil proceedings under U.K. Health and Safety legislation. The Company currently estimates that the total potential financial exposure of the U.K. Composites operation with respect to these government proceedings is not likely to be material to our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
For the Years Ended December 31, 2010, 2009 and 2008

19. COMPUTATION OF EARNINGS PER SHARE

The computation of basic earnings per share is based on net earnings divided by the weighted average number of shares of common stock outstanding for each year. The computation of diluted earnings per share includes the common stock equivalency of dilutive options granted to employees under the Stock Incentive Plan.

Excluded from the diluted earnings per share calculation for the years ended December 31, 2010, 2009 and 2008, respectively, are 471,688, 610,436 and 242,259 shares of equity awards granted to employees that are anti-dilutive based on the average stock price.

	For the Year Ended December 31,
	2010	2009	2008
In thousands, except per share amounts
Basic:
Earnings from continuing operations	$38,324	$32,649	$35,107
Gain on disposal of discontinued operations, net of tax	-	-	492
Net earnings	$38,324	$32,649	$35,599

Weighted average number of shares outstanding	25,928	25,648	25,357

Earnings per share from continuing operations	$1.48	$1.27	$1.38
Earnings per share from gain on disposal of discontinued operations	-	-	0.02
Net earnings per share	$1.48	$1.27	$1.40

Diluted:
Earnings from continuing operations	$38,324	$32,649	$35,107
Gain on disposal of discontinued operations, net of tax	-	-	492
Net earnings (as adjusted)	$38,324	$32,649	$35,599

Weighted average number of shares outstanding	25,928	25,648	25,357
Weighted average shares issuable on exercise of dilutive stock options	176	131	155
Total	26,104	25,779	25,512

Earnings per share from continuing operations	$1.47	$1.27	$1.38
Earnings per share from gain on disposal of discontinued operations	-	-	0.02
Diluted net earnings per share	$1.47	$1.27	$1.40

In November 2010, the Company issued Convertible Notes due on November 15, 2017 in the aggregate principal amount of $115.0 million. Shares issuable under the Convertible Notes were excluded from the diluted earnings per share calculation because the conversion price was greater than the average market price of our stock during the period. Excluded from the diluted earnings per share calculation for the year ended December 31, 2010 are 3,386,739 shares issuable under the warrants sold in connection with the Company’s convertible note offering as they would be anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
For the Years Ended December 31, 2010, 2009 and 2008

20. SHARE-BASED ARRANGEMENTS

General

The Company accounts for stock options and restricted stock as equity awards whereas the stock appreciation rights and employee stock purchase plan are accounted for as liability awards. Compensation expense for stock options and restricted stock awards is recognized on a straight-line basis over the vesting period of the awards.

The following table summarizes share-based compensation expense recorded during each period presented:

	For the Year Ended December 31,
	2010	2009	2008
In thousands
Stock options	$1,407	$1,137	$1,268
Restricted stock awards	2,658	1,653	1,503
Stock appreciation rights	123	54	(862)
Employee stock purchase plan	270	240	200
Total share-based compensation	$4,458	$3,084	$2,109

Stock Incentive Plan

The 2003 Stock Incentive Plan (the "2003 Plan") provides for the issuance of shares of common stock and includes a continuation and extension of the predecessor plan. As with the predecessor plan, the 2003 Plan provides for equity compensation awards, including principally incentive and non-statutory stock options, restricted stock, stock appreciation rights, and long-term incentive program (LTIP) awards. In addition, the 2003 Plan contains provisions intended to qualify the LTIP under Section 162(m) of the Internal Revenue Code of 1986, as amended. As of December 31, 2010, there were 1,108,665 shares available for grant under the plan.

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

On October 12, 2010 the 2003 Plan was further amended by the Company. The amendment was a technical correction of an inconsistency between the treatment of RSU’s and Restricted Stock Awards (“RSA’s”) in the context of change in control.

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

Stock options are granted with an exercise price equal to the average market price of our stock at the date of grant. Stock options and Stock Appreciation Rights (“SAR”s) granted under the plan generally expire ten years from the date of grant and vest 20% each year over a 5-year period on each of the first five anniversaries from the date of grant. RSA’s are generally granted with restrictions that lapse at the rate of 20% per year over a 5-year period on each of the first five anniversaries from the date of grant. Generally, these awards are subject to forfeiture if a recipient separates from service with the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
For the Years Ended December 31, 2010, 2009 and 2008

20. SHARE-BASED ARRANGEMENTS (CONTINUED)

Stock Incentive Plan – Continued

Stock option activity is as follows:
		Weighted average-
	Options	exercise price
Options outstanding at December 31, 2009	889,876	$18.50
Granted	231,300	26.07
Exercised	(123,585)	14.59
Forfeited or expired	(12,512)	14.74
Options outstanding at December 31, 2010	985,079	$20.81

The following table presents information regarding options outstanding as of December 31, 2010:

Weighted-average remaining contractual term - options outstanding	6.7 years
Aggregate intrinsic value - options outstanding (in thousands)	$8,395
Weighted-average exercise price - options outstanding	$20.81
Options exercisable	409,146
Weighted-average remaining contractual term - options exercisable	4.7 years
Aggregate intrinsic value - options exercisable (in thousands)	$4,590
Weighted-average exercise price - options exercisable	$18.12

The intrinsic value represents the amount by which the market price of the stock on the measurement date exceeds the exercise price of the option. The intrinsic value of options exercised in 2010, 2009 and 2008 was $1.5 million, $0.3 million and $2.3 million, respectively. The Company currently has an open stock repurchase plan, which would enable the Company to repurchase shares as needed. Historically the Company has issued shares related to option exercises and RSAs from treasury stock; however, since 2007 the Company has issued shares from its authorized pool of available common stock.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	2010	2009	2008
Expected option term	6.5 years	6.5 years	6.5 years
Expected volatility	46.1%	47.7%	41.2%
Risk-free interest rate	3.2%	2.0%	3.2%
Expected dividend yield	3.3%	2.2%	1.8%
Per share fair value of options granted	$9.28	$6.43	$9.64

The expected term of options granted represents the period of time that option grants are expected to be outstanding. In predicting the life of option grants, all stock options meet the definition of “plain vanilla” options and therefore, the “simplified” method was used to calculate the term for grants. Forfeitures of options are estimated based upon historical data and are adjusted based upon actual occurrences. The cumulative effect of restricted stock forfeitures was immaterial. The volatility assumption is based on the historical daily price data of the Company’s stock over a period equivalent to the weighted-average expected term of the options. Management evaluates whether there were factors during that period that were unusual and would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. The Company relies only on historical volatility since future volatility is expected to be consistent with historical volatility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
For the Years Ended December 31, 2010, 2009 and 2008

20. SHARE-BASED ARRANGEMENTS (CONTINUED)

Stock Incentive Plan – Continued

The risk-free interest rate assumption is based upon the interpolation of various U.S. Treasury rates determined at the date of option grant. Expected dividends are based upon a historical analysis of our dividend yield over the past year.

Restricted Stock activity is as follows:

	Resticted Stock Awards	Weighted- average grant date fair value
Restricted Stock outstanding at December 31, 2009	270,288	$21.80
Granted	105,080	26.05
Vested	(85,449)	23.53
Forfeited or expired	(2,158)	20.97
Restricted Stock outstanding at December 31, 2010	287,761	$22.84

The grant date fair value for restricted stock is the average market price of the unrestricted shares on the date of grant.  The total fair value of restricted stock awards vested during 2010, 2009 and 2008 was $2.5 million, $1.2 million and $1.0 million, respectively.

Stock Appreciation Rights activity is as follows:
	Stock Appreciation Rights	Weighted- average exercise price
SARs outstanding at December 31, 2009	21,700	$10.66
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
SARs outstanding at December 31, 2010	21,700	$10.66

Total cash paid to settle stock appreciation rights (at intrinsic value) for 2009 and 2008 was $0.1 million and $0.5 million, respectively. SARs are re-evaluated on a quarterly basis using the Black-Scholes valuation model. No cash was paid to settle stock appreciation rights during 2010.

We record a tax benefit and associated deferred tax asset for compensation expense recognized on non-qualified stock options and restricted stock for which we are allowed a tax deduction. For 2010, 2009 and 2008, respectively, we recorded a tax benefit of $1.5 million, $1.1 million and $1.0 million for these two types of compensation expense.

The windfall tax benefit is the tax benefit realized on the exercise of non-qualified stock options and disqualifying dispositions of stock acquired by exercise of incentive stock options and Employee Stock Purchase Plan stock purchases in excess of the deferred tax asset originally recorded. The total windfall tax benefit realized in 2010 and 2008 was $0.3 million and $0.3 million, respectively. In 2009 the Company recorded a windfall tax expense of $0.1 million.

As of December 31, 2010, future compensation costs related to non-vested stock options and restricted stock grants is $7.8 million. The Company anticipates that this cost will be recognized over a weighted-average period of 3.0 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
For the Years Ended December 31, 2010, 2009 and 2008

20. SHARE-BASED ARRANGEMENTS (CONTINUED)

Employees Stock Purchase Plan

The Kaman Corporation Employees Stock Purchase Plan (“ESPP”) allows employees to purchase common stock of the Company, through payroll deductions, at 85% of the market value of shares at the time of purchase. The plan provides for the grant of rights to employees to purchase a maximum of 1,500,000 shares of common stock.

Effective October 13, 2009, the Company’s Board of Directors amended the ESPP. In general, the amendment increased the total number of shares of common stock that may be purchased by participating employees by 500,000. On April 5, 2010, the ESPP was further amended to expressly provide that the maximum duration of the “offering periods” contemplated by the ESPP shall not exceed twenty-seven (27) months, which is consistent with the Company’s current practice. These amendments required shareholder approval, which was received at the Company’s 2010 annual shareholders’ meeting. On October 12, 2010 the ESPP was further amended by the Company to incorporate new regulations.

During 2010, 71,627 shares were issued to employees at prices ranging from $18.76 to $25.36. During 2009, 88,683 shares were issued to employees at prices ranging from $9.58 to $20.49. During 2008, 51,664 shares were issued to employees at prices ranging from $17.02 to $27.35. At December 31, 2010, there were 709,303 shares available for purchase under the plan.

21. SEGMENT AND GEOGRAPHIC INFORMATION

The Company is organized based upon the nature of its products and services, and is composed of two operating segments each overseen by a segment manager.  These segments are reflective of how the Company’s Chief Executive Officer, who is its Chief Operating Decision Maker (“CODM”), reviews operating results for the purposes of allocating resources and assessing performance. The Company has not aggregated operating segments for purposes of identifying reportable segments.

The Aerospace segment produces and/or markets widely used proprietary aircraft bearings and components; complex metallic and composite aerostructures for commercial, military and general aviation fixed and rotary wing aircraft; safe and arm solutions for missile and bomb systems for the U.S. and allied militaries; subcontract helicopter work; and support for the Company’s SH-2G Super Seasprite maritime helicopters and K-MAX® medium-to-heavy lift helicopters.

The Industrial Distribution segment is the third largest power transmission/motion control industrial distributor in North America. The segment provides products including bearings, mechanical power transmission, electrical, fluid power, motion control, automation, material handling components, and MRO supplies to a broad spectrum of industrial markets throughout North America. Locations consist of more than 200 branches, distribution centers and call centers across the United States (including Puerto Rico) and in Canada and Mexico. The segment offers approximately 4.0 million items, as well as value-added services, to a base of more than 50,000 customers representing a highly diversified cross-section of North American industry.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
For the Years Ended December 31, 2010, 2009 and 2008

21. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Summarized financial information by business segment is as follows:

	For the year ended December 31,
In thousands	2010	2009	2008
Net sales:
Industrial Distribution	$831,997	$645,535	$776,970
Aerospace (a)	486,516	500,696	476,625
Net sales	$1,318,513	$1,146,231	$1,253,595
Operating income:
Industrial Distribution	$30,252	$12,612	$35,397
Aerospace (b)	67,151	74,996	61,608
Net gain (loss) on sale of assets	447	(4)	221
Corporate expense	(35,033)	(33,662)	(31,960)
Operating income from continuing operations	62,817	53,942	65,266
Interest expense, net (c)	3,487	5,700	4,110
Other expense (income), net	(1,042)	1,232	1,990

Earnings from continuing operations before income taxes	60,372	47,010	59,166
Income tax expense	22,048	14,361	24,059
Net earnings from continuing operations	38,324	32,649	35,107
Gain on disposal of discontinued operations, net of taxes	-	-	492
Net earnings	$38,324	$32,649	$35,599

(a) Net sales by the Aerospace segment under contracts with U.S. Government agencies (including sales to foreign governments through foreign military sales contracts with U.S. Government agencies) totaled $287.1 million, $292.3 million and $254.6 million in 2010, 2009 and 2008, respectively.

(b) Operating income for 2010 includes a non-cash non-tax-deductible impairment charge of $6.4 million and a $2.0 million contract loss resulting from finalization of the contract price negotiations for the Sikorsky Canadian MH-92 program. Operating income in 2008 includes a non-cash non-tax-deductible impairment charge of $7.8 million. No such charge was recorded in 2009.

(c) Includes $6.6 million of interest income related to look-back interest received from the Internal Revenue Service on July 21, 2010 in response to a claim we filed in connection with the Australian SH-2G(A) Super Seasprite Helicopter program.

	At December 31,
In thousands	2010	2009	2008
Identifiable assets (a):
Industrial Distribution	$301,031	$203,845	$229,460
Aerospace	471,266	458,475	421,650
Corporate (b)	123,460	110,747	111,503
Total assets	$895,757	$773,067	$762,613
Capital expenditures:
Industrial Distribution	$7,831	$3,139	$4,216
Aerospace	10,520	8,884	9,872
Corporate	3,156	1,544	1,912
Total capital expenditures	$21,507	$13,567	$16,000
Depreciation and amortization:
Industrial Distribution	$6,130	$3,536	$3,096
Aerospace	10,992	10,930	8,833
Corporate	3,362	1,638	913
Total depreciation and amortization	$20,484	$16,104	$12,842

(a) Identifiable assets are year-end assets at their respective net carrying values segregated as to segment and corporate use.

(b)For the periods presented, the corporate identifiable assets are principally comprised of cash, short-term and long-term deferred income tax assets, cash surrender value of life insurance policies and fixed assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
For the Years Ended December 31, 2010, 2009 and 2008

21. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Sales are attributed to geographic regions based on their location of origin. Geographic distribution of sales from continuing operations is as follows:

	For the year ended December 31,
	2010	2009	2008
In thousands
United States	$1,158,397	$975,501	$1,070,041
United Kingdom	41,944	57,308	41,884
Canada	28,053	25,063	36,026
Mexico	24,858	16,773	20,271
Germany	13,191	17,128	15,597
Australia/New Zealand	10,031	11,537	20,980
Other	42,039	42,921	48,796
Total	$1,318,513	$1,146,231	$1,253,595

Geographic distribution of long-lived assets is as follows:

	At December 31,
	2010	2009
In thousands
United States	$196,381	$126,030
United Kingdom	62,425	73,279
Germany	11,941	13,377
Mexico	3,016	913
Canada	329	95
Total	$274,092	$213,694

22. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of these financial statements. No material subsequent events were identified that required disclosure.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The company has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2010, the disclosure controls and procedures were effective.

Management’s Report on Internal Controls Over Financial Reporting

The company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2010, with the exception of Fawick, Allied, Minarik and Global, all of which were acquired during 2010. While we are beginning the process of incorporating our controls and procedures into these businesses, management has not yet performed documentation, evaluation and testing of internal controls over financial reporting at these businesses. Therefore, Fawick, Allied, Minarik and Global were not included in our assessment of internal controls over financial reporting as of December 31, 2010.

In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Management concluded that based on its assessment, the company’s internal control over financial reporting was effective as of December 31, 2010. The effectiveness of internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in this Form 10-K.

Changes in Internal Control Over Financial Reporting

Management of the company has evaluated, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, changes in the company’s internal controls over financial reporting during 2010.

During the fourth quarter ended December 31, 2010, management made no changes to the internal controls over financial reporting that materially affected our internal controls over financial reporting.

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

Other than  the list of executive officers of the company set forth in Item 1, Executive Officers of the Registrant, all information under this caption may be found in the company’s proxy statement to be delivered to stockholders in connection with the Annual Meeting of Shareholders, which is scheduled for April 27, 2011 (the “Proxy Statement”), in the following sections: “Class 3 Director Nominees for Election at the 2011 Annual Meeting,” “Continuing Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nominees,” and “Audit Committee.”  Those portions of the Proxy Statement are incorporated by reference into this Item 10.

ITEM 11.	EXECUTIVE COMPENSATION

Information about compensation of Kaman’s named executive officers appears under “Executive Compensation” in the Proxy Statement. Information about compensation of Kaman’s directors appears under “Non-Employee Director Compensation” in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this Item 11.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership of certain beneficial owners and management appears under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this Item 12.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain relationships and related transactions appears under “Transactions With Related Persons” and “Board and Committee Independence Requirements” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this Item 13.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding audit fees and all other fees, in addition to the Audit Committee’s pre-approval policies and procedures appears under “Principal Accounting Fees and Services” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this Item 14.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	FINANCIAL STATEMENTS.
See Item 8 of this Form 10-K setting forth our Consolidated Financial Statements.

(a)(2)	FINANCIAL STATEMENT SCHEDULES.
An index to the financial statement schedule immediately precedes such schedule.

(a)(3)	EXHIBITS.
An index to the exhibits filed or incorporated by reference immediately precedes such exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bloomfield, State of Connecticut, on this 28th day of February 2011.

KAMAN CORPORATION (Registrant)

By:	/s/ Neal J. Keating
Neal J. Keating
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title:	Date:

/s/ Neal J. Keating	Chairman, President	February 28, 2011
Neal J. Keating	and Chief Executive Officer

/s/ William C. Denninger	Senior Vice President	February 28, 2011
William C. Denninger	and Chief Financial Officer (Principal Financial Officer)

/s/ John J. Tedone	Vice President – Finance and	February 28, 2011
John J. Tedone	Chief Accounting Officer

/s/ Neal J. Keating		February 28, 2011
Neal J. Keating
Attorney-in-Fact for:

Brian E. Barents	Director
E. Reeves Callaway III	Director
Karen M. Garrison	Director
A. William Higgins	Director
Edwin A. Huston	Director
Eileen S. Kraus	Director
George E. Minnich	Director
Thomas W. Rabaut	Director
Richard J. Swift	Director

KAMAN CORPORATION AND SUBSIDIARIES

Index to Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Kaman Corporation:

Under date of February 28, 2011, we reported on the consolidated balance sheets of Kaman Corporation and subsidiaries (Kaman Corporation) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010, and the effectiveness of internal controls over financial reporting as of December 31, 2010, as contained in the annual report on Form 10-K for the year 2010. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of Kaman Corporation’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Hartford, Connecticut
February 28, 2011

KAMAN CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(Dollars in Thousands)

		Additions
DESCRIPTION	Balance Beginning of Period	Charged to Costs and Expenses	Others (A)	Deductions (B)	Balance End of Period

2010
Allowance for doubtful accounts	$2,407	$2,127	$502	$1,205	$3,831

2009
Allowance for doubtful accounts	$2,172	$1,547	$0	$1,312	$2,407

2008
Allowance for doubtful accounts	$1,811	$910	$266	$815	$2,172

(A)	Additions to allowance for doubtful accounts attributable to acquisitions.
(B)	Write-off of bad debts, net of recoveries.

		Additions
	Balance Beginning of Period	Current Year Provision (Benefit)	Others	Balance End of Period

2010
Valuation allowance on deferred tax assets	$5,221	$(998)	$(6)	$4,217

2009
Valuation allowance on deferred tax assets	$5,000	$236	$(15)	$5,221

2008
Valuation allowance on deferred tax assets	$3,946	$1,308	$(254)	$5,000

KAMAN CORPORATION
INDEX TO EXHIBITS

Exhibit 3a	The Amended and Restated Certificate of Incorporation of the company, was filed as Exhibit 3.1 to Form 8-K on November 4, 2005, Document No. 0001341004-05-000188.	by reference

Exhibit 3b	The Amended and Restated Bylaws of the company dated February 26, 2008 were filed as Exhibit 3.1 to Form 8-K on February 28, 2008, Document No. 0000054381-08-000011.	by reference

Exhibit 4.1	Amended and Restated Indenture dated as of February 23, 2011, by and between Kaman Corporation and The Bank of New York Mellon Trust Company, as Trustee.	attached

Exhibit 10a
Kaman Corporation 2003 Stock Incentive Plan, as amended effective October 13, 2009 filed as Exhibit 10a(i) on Form 10-Q on November 5, 2009, Document No. 0000054381-09-000052 as amended on February 23, 2010.  Amendments to the Plan were filed as Exhibit 99.1 on Form 8-K on April 7, 2010, Document No. 0000054381-10-000023; and as Exhibit 10(b) on Form 10-Q on November 1, 2010, Document No. 0000054381-10-000051.*
by reference

Exhibit 10b
Kaman Corporation Employees Stock Purchase Plan as amended effective October 13, 2009 was filed as Exhibit 10b(i) to Form 10-Q on November 5, 2009, Document No. 0000054381-09-000052.  Amendments to the Plan were filed as Exhibit 99.2 on Form 8-K on April 7, 2010, Document No. 0000054381-10-000023 and as Exhibit 10(a) on Form 10-Q on November 1, 2010, Document No. 0000054381-10-000051.*
by reference

Exhibit 10c
Kaman Corporation Supplemental Employees' Retirement Plan was filed as Exhibit 10c to Form 10-K on March 15, 2001, Document No. 0000054381-02-000005, and the Plan as amended was filed as Exhibit 10c to Form 10-K on March 5, 2004, Document No. 0000054381-04-000032 and as Exhibit 10.10 to Form 8-K on February 26, 2007, Document No. 0000054381-07-000015.*
by reference

Exhibit 10c(i)	Post-2004 Supplemental Employees’ Retirement Plan was filed as Exhibit 10.11 to Form 8-K on February 26, 2007, Document No. 000054381-07-000015.*	by reference

Exhibit 10c(ii)
First Amendment to Kaman Corporation Post-2004 Supplemental Employees’ Retirement Plan effective January 1, 2005 filed as Exhibit 10.1 to Form 8-K on February 28, 2008, Document No. 0000054381-08-000011.*
by reference

Exhibit 10c(iii)
Second Amendment to Kaman Corporation Post-2004 Supplemental Employees’ Retirement Plan effective generally March 1, 2010 filed as Exhibit 10c(iii) on Form 10-K on February 25,2010, Document No. 0001144204-10-009923.*
by reference

Exhibit 10d
Kaman Corporation Amended and Restated Deferred Compensation Plan (Effective as of November 12, 2002, except where otherwise indicated) was filed as Exhibit 10d to Form 10-K, Document No. 0000054381-03-000079, filed with the Securities and Exchange Commission on March 26, 2003. Amendments to the Plan were filed as Exhibit 10d to Form 10-K, Document No. 0000054381-04-000032, filed with the Securities and Exchange Commission on March 5, 2004, and Exhibit 10(a) on Form 10-Q, Document No. 0000054381-04-000059, filed with the Securities and Exchange Commission on August 3, 2004.*
by reference

Exhibit 10d(i)	Kaman Corporation Post-2004 Deferred Compensation Plan filed as Exhibit 10.2 to Form 8-K on February 28, 2008, Document No. 0000054381-08-000011.*	by reference

Exhibit 10e(i)
Kaman Corporation Cash Bonus Plan (Amended and Restated effective as of January 1, 2008) filed as Exhibit 10e(i) to Form 10-K on February 28, 2008, Document No. 0001193125-08-041841 as amended effective February 22, 2011.*
attached

Exhibit 10g(iv)
Executive Employment Agreement between Candace A. Clark and Kaman Corporation, dated as of January 1, 2007, as amended and restated November 11, 2008 filed as Exhibit 10g(iv) to Form 10-K on February 26, 2009, Document No. 0001193805-19-000523.  An  amendment to the Agreement was filed as Exhibit 10.2 to Form 8-K on December 21, 2010, Document No. 0000054381-10-000070.*
by reference

Exhibit 10g (v)
Executive Employment Agreement between Ronald M. Galla and Kaman Corporation, dated as of January 1, 2007, as amended and restated November 11, 2008 filed as Exhibit 10g(v) to Form 10-K on February 26, 2009, Document No. 0001193805-19-000523.  An amendment to the Agreement was filed as Exhibit 10.1 to Form 8-K on December 21, 2010, Document No. 0000054381-10-000070.*
by reference

Exhibit 10g (x)
Amended and Restated Change in Control Agreement between Candace A. Clark and Kaman Corporation, dated as of January 1, 2007, as amended and restated November 11, 2008 filed as Exhibit 10g(x) to Form 10-K on February 26, 2009, Document No. 0001193805-19-000523. An amendment to the Agreement was filed as Exhibit 10.5 on Form 8-K on March 16, 2010, Document No. 0000054381-10-000015.*
by reference

Exhibit 10g (xi)
Amended and Restated Change in Control Agreement between Ronald M. Galla and Kaman Corporation, dated as of January 1, 2007, as amended and restated November 11, 2008 filed as Exhibit 10g(xi) to Form 10-K on February 26, 2009, Document No. 0001193805-19-000523.  An Amendment to the Agreement was filed as Exhibit 10.6 on Form 8-K on March 16, 2010, Document No. 0000054381-10-000015.*
by reference

Exhibit 10g (xviii)
Executive Employment Agreement between Kaman Corporation and Neal J. Keating dated August 7, 2007 (as amended) as further amended on February 23, 2010 filed as Exhibit 10.1 to Form 8-K on February 25, 2010.  Amendments to the Agreement were filed as Exhibit 10.1 to Form 8-K on February 25, 2010, Document No. 0000054381-10-000010 and as Exhibit 10.1 to Form 8-K on September 20, 2010, Document No. 0000054381-10-000047.*
by reference

Exhibit 10g (xix)
Change in Control Agreement between Kaman Corporation and Neal J. Keating dated August 7, 2007 (as amended) as further amended on February 23, 2010 and filed as Exhibit 10.2 to Form 8-K on February 25, 2010.  Amendments to the Agreement were filed as Exhibit 10.2 on Form 8-K on February 25, 2010, Document No. 0000054381-10-000010 and as Exhibit 10.1 on Form 8-K on March 16, 2010, Document No. 0000054381-10-000015.*
by reference

Exhibit 10g (xx)
Executive Employment Agreement dated July 7, 2008 between Kaman Aerospace Group, Inc. and Gregory L. Steiner, as amended and restated November 11, 2008 filed as Exhibit 10g(xx) to Form 10-Q on May 11, 2009, Document No. 0000054381-09-000015.*
by reference

Exhibit 10g (xxi)
Change in Control Agreement dated July 7, 2008 between Kaman Aerospace Group, Inc. and Gregory L. Steiner, as amended and restated November 11, 2008 filed as Exhibit 10g(xxi) to Form 10-Q on May 11, 2009, Document No. 0000054381-09-000015.  An Amendment to the Agreement was filed as Exhibit 10.3 on Form 8-K on March 16, 2010, Document No. 0000054381-10-000015.*
by reference

Exhibit 10g (xxii)
Executive Employment Agreement dated November 17, 2008 between Kaman Corporation and William C. Denninger and Offer Letter dated November 11, 2008 as amended on February 23, 2010 and filed as Exhibit 10.3 to Form 8-K on February 25, 2010.  Amendments to the Agreement were filed as Exhibit 10.3 to Form 8-K on February 25, 2010, Document No. 0000054381-10-000010 and as Exhibit 10.1 to Form 8-K on November 10, 2010, Document No. 0000054381-10-000053.*
by reference

Exhibit 10g (xxiii)
Change in Control Agreement dated November 17, 2008 between Kaman Corporation and William C. Denninger dated November 12, 2008 as amended on February 23, 2010 and filed as Exhibit 10.4 to Form 8-K on February 25, 2010.  Amendments to the Agreement  were filed as Exhibit 10.4 on Form 8-K on February 25, 2010, Document No. 0000054381-10-000010 and as Exhibit 10.2 on Form 8-K on March 16, 2010, Document No. 0000054381-10-000015.*
by reference

Exhibit 10g (xxiv)
Executive Employment Agreement dated as of  September 1, 2010 between Kaman Industrial Technologies Corporation and Steven J. Smidler, filed as Exhibit 10.1 to Form 8-K on September 10, 2010, Document No. 0000054381-10-000045.*
by reference

Exhibit 10g (xxv)
Change in Control Agreement dated as of  September 1, 2010 between Kaman Industrial Technologies Corporation and Steven J. Smidler,  filed as Exhibit 10.2 to Form 8-K on September 10, 2010, Document No. 0000054381-10-000045.*
by reference

Exhibit 10h (i)	Form of Incentive Stock Option Agreement under the Kaman Corporation 2003 Stock Incentive Plan filed as Exhibit 10h(i) to Form 10-K on February 26, 2009, Document No. 0001193805-19-000523.*	by reference

Exhibit 10h (ii)	Form of Non-Statutory Stock Option Agreement under the Kaman Corporation 2003 Stock Incentive Plan filed as Exhibit 10h(ii) to Form 10-K on February 26, 2009, Document No. 0001193805-19-000523.*	by reference

Exhibit 10h (iii)	Form of Stock Appreciation Rights Agreement under the Kaman Corporation 2003 Stock Incentive Plan filed as Exhibit 10h(iii) to Form 10-K on February 26, 2009, Document No. 0001193805-19-000523.*	by reference

Exhibit 10h (iv)	Form of Restricted Stock Agreement under the Kaman Corporation 2003 Stock Incentive Plan was filed as Exhibit 10h(iv) to Form 10-Q on August 2, 2007, Document No. 0000054381-07-000092.*	by reference

Exhibit 10h(v)
Form of Long Term Performance Award Agreement (Under the Kaman Corporation 2003 Stock Incentive Plan) was filed as Exhibit 10.2 to Form 8-K filed on November 10, 2005, Document No. 0000054381-05-000090.*
by reference

Exhibit 10h(vi)	Form of Restricted Stock Unit Agreement (Under the Kaman Corporation 2003 Stock Incentive Plan) filed as Exhibit 10h(vi) on Form 10-K on February 25, 2010, Document No. 0001144204-10-009923.*	by reference

Exhibit 10h(vii)
Deferred Compensation Agreement between Kaman Corporation and Eileen S. Kraus dated August 8, 1995 and First Amendment dated December 8, 2005 was filed as Exhibit 10h(vii) to Form 10-K on February 27, 2006, Document No. 0000054381-06-000036.*
by reference

Exhibit 10.1
Amended and Restated Revolving Credit Agreement dated as of September 20, 2010 among Kaman Corporation, and certain subsidiaries, as Borrower, Bank of America, N.A., as Administrative Agent and Collateral Agent, RBS Citizens, N.A. and JPMorgan Chase Bank, N.A. as Co-Syndication Agents, and Banc of America Securities LLC, RBS Citizens, N.A. and J.P. Morgan Securities LLC as Co-Lead Arrangers and Book Managers, and various Lenders signatory thereto, filed as Exhibit 10.1 to Form 8-K on September 21, 2010, Document No. 0001193125-10-213945.
by reference

Exhibit 10.2
Second Amended and Restated Term Loan Credit Agreement dated as of September 20, 2010 among Kaman Corporation, as Borrower, Bank of America, N.A. as the Administrative Agent and Collateral Agent, RBS Citizens, N.A. as the Syndication Agent, Banc of America Securities LLC and RBS Citizens, N.A. as Co-Lead Arrangers and Book Managers, and various Lenders signatory thereto, filed as Exhibit 10.2 to Form 8-K on September 21, 2010, Document No. 0001193125-10-213945.
by reference

Exhibit 10.3
Purchase Agreement, dated November 15, 2010, by and among Kaman Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and RBS Securities Inc., as representatives of the several Initial Purchasers, filed as Exhibit 10.1 to Form 8-K on November 19, 2010, Document No. 0001193125-10-265343.
by reference

Exhibit 10.4(a)
Base Convertible Bond Hedging Transaction Confirmation dated November 15, 2010, by and between Kaman Corporation and The Royal Bank of Scotland plc, acting through RBS Securities Inc., as its agent, filed as Exhibit 10.2(a) to Form 8-K on November 19, 2010, Document No. 0001193125-10-265343.
by reference

Exhibit 10.4(b)
Base Convertible Bond Hedging Transaction Confirmation dated November 15, 2010, by and between Kaman Corporation and Goldman, Sachs & Co., filed as Exhibit 10.2(b) to Form 8-K on November 19, 2010, Document No. 0001193125-10-265343.
by reference

Exhibit 10.4(c)
Base Convertible Bond Hedging Transaction Confirmation dated November 15, 2010, by and between Kaman Corporation and Bank of America, N.A., filed as Exhibit 10.2(c) to Form 8-K on November 19, 2010, Document No. 0001193125-10-265343.
by reference

Exhibit 10.5(a)
Confirmation of Base Warrants dated November 15, 2010, by and between Kaman Corporation and The Royal Bank of Scotland plc, acting through RBS Securities Inc., as its agent, filed as Exhibit 10.3(a) to Form 8-K on November 19, 2010, Document No. 0001193125-10-265343.
by reference

Exhibit 10.5(b)
Confirmation of Base Warrants dated November 15, 2010, by and between Kaman Corporation and Goldman, Sachs & Co., filed as Exhibit 10.3(b) to Form 8-K on November 19, 2010, Document No. 0001193125-10-265343.
by reference

Exhibit 10.5(c)
Confirmation of Base Warrants dated November 15, 2010, by and between Kaman Corporation and Bank of America, N.A., filed as Exhibit 10.3(c) to Form 8-K on November 19, 2010, Document No. 0001193125-10-265343.
by reference

Exhibit 10.6(a)
Additional Convertible Bond Hedging Transaction Confirmation dated November 17, 2010, by and between Kaman Corporation and The Royal Bank of Scotland plc, acting through RBS Securities Inc., as its agent, filed as Exhibit 10.4(a) to Form 8-K on November 19, 2010, Document No. 0001193125-10-265343.
by reference

Exhibit 10.6(b)
Additional Convertible Bond Hedging Transaction Confirmation dated November 17, 2010, by and between Kaman Corporation and Goldman, Sachs & Co., filed as Exhibit 10.4(b) to Form 8-K on November 19, 2010, Document No. 0001193125-10-265343.
by reference

Exhibit 10.6(c)
Additional Convertible Bond Hedging Transaction Confirmation dated November 17, 2010, by and between Kaman Corporation and Bank of America, N.A., filed as Exhibit 10.4(c) to Form 8-K on November 19, 2010, Document No. 0001193125-10-265343.
by reference

Exhibit 10.7(a)
Confirmation of Additional Warrants dated November 17, 2010, by and between Kaman Corporation and The Royal Bank of Scotland plc, acting through RBS Securities Inc., as its agent, filed as Exhibit 10.5(a) to Form 8-K on November 19, 2010, Document No. 0001193125-10-265343.
by reference

Exhibit 10.7(b)
Confirmation of Additional Warrants dated November 17, 2010, by and between Kaman Corporation and Goldman, Sachs & Co., filed as Exhibit 10.5(b) to Form 8-K on November 19, 2010, Document No. 0001193125-10-265343.
by reference

Exhibit 10.7(c)
Confirmation of Additional Warrants dated November 17, 2010, by and between Kaman Corporation and Bank of America, N.A., filed as Exhibit 10.5(c) to Form 8-K on November 19, 2010, Document No. 0001193125-10-265343.
by reference

Exhibit 14	Kaman Corporation Code of Business Conduct dated October 13, 2009 filed as Exhibit 14 on Form 10-K on February 25, 2010, Document No. 0001144204-10-009923.	by reference

Exhibit 21	List of Subsidiaries	attached

Exhibit 23	Consent of Independent Registered Public Accounting Firm	attached

Exhibit 24	Power of attorney under which this report was signed on behalf of certain directors	attached

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934.	attached

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934.	attached

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	attached

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	attached

* Management contract or compensatory plan