Form 10-Q
period 2011-04-01
KAMAN CORP
filed 2011-05-05
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2011

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
Yes           ☐           No           ☒

At May 5, 2011, there were 26,268,525 shares of Common Stock outstanding.

Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts) (Unaudited)

	April 1, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$15,680	$32,232
Accounts receivable, net	194,102	173,620
Inventories	320,781	316,899
Deferred income taxes	25,228	26,357
Income tax receivable	-	2,420
Other current assets	24,985	33,425
Total current assets	580,776	584,953
Property, plant and equipment, net
of accumulated depreciation of $133,790 and $130,685, respectively	93,886	89,719
Goodwill	116,913	114,818
Other intangibles assets, net	49,049	49,428
Deferred income taxes	34,517	33,740
Other assets	18,660	23,099
Total assets	$893,801	$895,757

Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable	$2,546	$2,980
Current portion of long-term debt	5,000	5,000
Accounts payable – trade	100,211	95,416
Accrued salaries and wages	24,726	31,730
Current portion of amount due to Commonwealth of Australia	6,646	24,399
Other accruals and payables	67,605	61,676
Income taxes payable	4,639	644
Total current liabilities	211,373	221,845
Long-term debt, excluding current portion	145,398	140,443
Deferred income taxes	7,699	7,556
Underfunded pension	90,499	98,624
Due to Commonwealth of Australia, excluding current portion	6,646	13,102
Other long-term liabilities	51,892	51,517
Commitments and contingencies	-	-
Shareholders' equity:
Capital stock, $1 par value per share:
Preferred stock, 200,000 shares authorized; none outstanding	-	-
Common stock, 50,000,000 shares authorized, voting, 26,273,026 and
26,091,067 shares issued, respectively	26,273	26,091
Additional paid-in capital	100,450	97,903
Retained earnings	335,765	325,844
Accumulated other comprehensive income (loss)	(80,847)	(86,300)
Less 81,336 and 64,949 shares of common stock, respectively,
held in treasury, at cost	(1,347)	(868)
Total shareholders’ equity	380,294	362,670
Total liabilities and shareholders’ equity	$893,801	$895,757

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts) (Unaudited)

	For the Three Months Ended
	April 1, 2011	April 2, 2010

Net sales	$377,823	$276,772
Cost of sales	273,545	204,017
Gross Profit	104,278	72,755

Selling, general and administrative expenses	80,694	68,838
Net (gain)/loss on sale of assets	2	(576)
Operating income	23,582	4,493
Interest expense, net	3,070	2,054
Other (income) expense, net	(389)	(216)

Earnings before income taxes	20,901	2,655
Income tax expense	7,315	929
Net earnings	$13,586	$1,726

Net earnings per share:
Basic net earnings per share	$0.52	$0.07
Diluted net earnings per share	$0.52	$0.07

Average shares outstanding:
Basic	26,126	25,829
Diluted	26,355	26,017

Dividends declared per share	$0.14	$0.14

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Three Months Ended
	April 1, 2011	April 2, 2010
Cash flows from operating activities:
Net earnings	$13,586	$1,726
Adjustments to reconcile net earnings to
net cash provided by (used in) operating activities
Depreciation and amortization	5,299	4,478
Accretion of convertible notes discount	405	-
Provision for doubtful accounts	137	(206)
Net (gain) loss on sale of assets	2	(576)
(Gain) on Due to Commonwealth of Australia, net of gain (loss) on derivative instruments	(165)	(104)
Stock compensation expense	1,785	1,389
Excess tax expense from share-based compensation arrangements	(205)	(131)
Deferred income taxes	(498)	(1,837)
Changes in assets and liabilities, excluding effects of acquisitions/divestures:
Accounts receivable	(19,748)	(9,224)
Inventories	(2,976)	(14,997)
Income tax receivable	2,420	-
Other current assets	10,609	341
Accounts payable - trade	2,876	4,648
Accrued contract losses	(219)	144
Advances on contracts	8,652	(209)
Accrued expenses and payables	(29,985)	(1,974)
Income taxes payable	3,966	(2,243)
Pension liabilities	(9,487)	4,058
Other long-term liabilities	(415)	1,375
Net cash provided by (used in) operating activities	(13,961)	(13,342)

Cash flows from investing activities:
Proceeds from sale of assets	57	1,056
Expenditures for property, plant & equipment	(7,218)	(3,579)
Acquisition of businesses including earn out adjustment, net of cash received	(530)	(3,989)
Other, net	2,224	(412)
Cash provided by (used in) investing activities	(5,467)	(6,924)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit agreements	5,713	26,106
Debt repayment	(1,250)	(1,250)
Net change in book overdraft	1,492	(438)
Proceeds from exercise of employee stock options and employee purchases of stock	1,073	988
Dividends paid	(3,857)	(3,819)
Debt issuance costs	(30)	(43)
Windfall tax benefit	205	131
Other	(892)	(309)
Cash provided by (used in) financing activities	2,454	21,366

Net increase (decrease) in cash and cash equivalents	(16,974)	1,100
Effect of exchange rate changes on cash and cash equivalents	422	(761)
Cash and cash equivalents at beginning of period	32,232	18,007
Cash and cash equivalents at end of period	$15,680	$18,346

See accompanying notes to the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended April 1, 2011 and April 2, 2010
(Unaudited)

1. BASIS OF PRESENTATION

The December 31, 2010 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of Kaman Corporation and subsidiaries (collectively, the “Company”). In the opinion of management, the remainder of the condensed financial information reflects all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented.  All such adjustments are of a normal recurring nature, unless otherwise disclosed in this report. Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to current presentation. The statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2010. The results of operations for the interim period presented are not necessarily indicative of trends or of results to be expected for the entire year.

The Company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The first quarter for 2011 and 2010 ended on April 1, 2011 and April 2, 2010, respectively.

2. RECENT ACCOUNTING STANDARDS

None.

3. ADDITIONAL CASH FLOW INFORMATION

Cash payments for interest were $2.0 million and $1.7 million for the three months ended April 1, 2011, and April 2, 2010, respectively. Cash payments for income taxes, net of refunds, for the same periods were $0.9 million and $4.5 million, respectively.

4. ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following (in thousands):

	April 1,	December 31,
	2011	2010

Trade receivables	$117,277	$102,679
U.S. Government contracts:
Billed	30,023	37,278
Costs and accrued profit – not billed	7,341	7,521
Commercial and other government contracts:
Billed	43,442	29,973
Costs and accrued profit – not billed	-	-
Less allowance for doubtful accounts	(3,981)	(3,831)
Accounts receivable, net	$194,102	$173,620

Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $0.2 million and $0.5 million at April 1, 2011 and December 31, 2010, respectively. The Company records revenue associated with these matters only when recovery can be estimated reliably and realization is probable.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended April 1, 2011 and April 2, 2010
(Unaudited)

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

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine their fair value at the measurement date (in thousands):

	Total Carrying		Significant other	Significant
	Value at	Quoted prices in	observable	unobservable
	April 1,	active markets	inputs	inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Derivative instruments	$3,260	$-	$3,260	$-
Total Assets	$3,260	$-	$3,260	$-

Derivative instruments	$611	$-	$611	$-
Total Liabilities	$611	$-	$611	$-

	Total Carrying		Significant other	Significant
	Value at	Quoted prices in	observable	unobservable
	December 31,	active markets	inputs	inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Derivative instruments	$12,623	$-	$12,623	$-
Total Assets	$12,623	$-	$12,623	$-

Derivative instruments	$806	$-	$806	$-
Total Liabilities	$806	$-	$806	$-

The Company’s derivative instruments are limited to foreign exchange contracts and interest rate swaps that are measured at fair value using observable market inputs such as forward rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy and have been included in other current assets, other assets and other long-term liabilities on the Condensed Consolidated Balance Sheets at April 1, 2011 and December 31, 2010. Based on the continued ability to trade and enter into forward contracts and interest rate swaps, we consider the markets for our derivative instruments to be active.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that, as of April 1, 2011, such credit risks have not had an adverse impact on the fair value of these instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended April 1, 2011 and April 2, 2010
(Unaudited)

6. DERIVATIVE FINANCIAL INSTRUMENTS

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

Derivatives Designated as Cash Flow Hedges

The Company’s Term Loan Credit Agreement (“Term Loan”) contains floating rate obligations and is subject to interest rate fluctuations. During 2009, the Company entered into interest rate swap agreements for the purposes of hedging the eight quarterly variable-rate interest payments on its Term Loan due in 2010 and 2011. These interest rate swap agreements are designated as cash flow hedges and are intended to manage interest rate risk associated with the Company’s variable-rate borrowings and minimize the impact of interest rate fluctuations on the Company’s earnings and cash flows attributable to changes in LIBOR rates. The Company will include in earnings amounts currently included in accumulated other comprehensive income upon payment of its three remaining quarterly variable-rate interest payments.

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

The following table shows the fair value of derivative instruments designated as cash flow hedging instruments (in thousands):

		Fair Value
	Balance Sheet	April 1,	December 31,	Notional
	Location	2011	2010	Amount
Derivative Liabilities
Interest rate swap contracts	Other liabilities	$611	$806	$40,000
Total		$611	$806

The following table shows the gain or (loss) recognized in other comprehensive income for derivatives designated as cash flow hedges (in thousands):

	For the three months ended
	April 1,	April 2,
	2011	2010

Interest rate swap contracts	$(24)	$(383)
Total	$(24)	$(383)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended April 1, 2011 and April 2, 2010
(Unaudited)

6. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Derivatives Designated as Cash Flow Hedges – continued

During the three months ended April 1, 2011, the loss reclassified to income from other comprehensive income for derivative instruments designated as cash flow hedges was $0.2 million.  During the three months ended April 2, 2010, the loss reclassified to income from other comprehensive income for derivative instruments designated as cash flow hedges was not material.  Over the next twelve months, the Company expects to reclassify $0.5 million to income from other comprehensive income for derivative instruments designated as cash flow hedges.

During the three months ended April 1, 2011 and April 2, 2010, no amounts were recorded for the ineffective portion of derivative instruments designated as cash flow hedges.

Derivatives Not Designated as Hedging Instruments

The following table shows the fair value of derivative instruments not designated as hedging instruments (in thousands):

		Fair Value
	Balance Sheet	April 1,	December 31,	Notional
	Location	2011	2010	Amount
Derivative Assets
Foreign exchange contracts	Other current assets	$-	$10	350 Euro
Foreign exchange contracts	Other current assets / Other assets	3,260	12,613	9,816 / 36,516 Australian Dollars
Total		$3,260	$12,623

On February 12, 2009, the Company dedesignated the forward contract it had entered into to hedge $36.5 million (AUD) of its $39.5 million (AUD) future minimum required payments to the Commonwealth of Australia. Payments of $26.7 million (AUD), of the $36.5 million (AUD) hedged liability, were made through April 1, 2011. At April 1, 2011, the U.S. dollar value of the remaining $9.8 million (AUD) hedged liability was $10.2 million.

The following table shows the location and amount of the gain (loss) recognized on the Condensed Consolidated Statements of Operations for derivatives not designated as hedge instruments (in thousands):

		For the three months ended
	Statement of Operations	April 1,	April 2,
	Location	2011	2010
Derivative Assets
Foreign exchange contracts	Other expense, net	$-	$(39)
Foreign exchange contracts (a)	Other expense, net	250	1,021
Foreign exchange contracts	Other expense, net	-	5
Total		$250	$987

Derivative Liabilities
Foreign exchange contracts	Other expense, net	$(2)	$(59)
Total		$(2)	$(59)

(a)
For the three months ended April 1, 2011, the Company recorded income of $0.1 million to other income related to the change in the value of the previously hedged $36.5 million (AUD) payable. For the three months ended April 2, 2010, the Company recorded expense of $0.8 million to other expense related to the change in the value of the previously hedged $36.5 million (AUD) payable.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended April 1, 2011 and April 2, 2010
(Unaudited)

6. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Hedges of a Net Investment in Foreign Operations

The Company did not reclassify any amounts from other comprehensive income to earnings during the three months ended April 1, 2011 or April 2, 2010. Over the next twelve months, the Company does not expect to reclassify any amounts related to the Euro note from other comprehensive income.

7. INVENTORIES

Inventories consist of the following (in thousands):

	April 1,	December 31,
	2011	2010

Merchandise for resale	$116,497	$113,841
Contracts and other work in process	190,693	184,210
Finished goods (including certain general stock materials)	13,591	18,848
Total	$320,781	$316,899

Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $9.7 million and $10.4 million at April 1, 2011 and December 31, 2010, respectively. The Company records costs associated with these matters in inventory only when recovery can be estimated reliably and realization is probable.

K-MAX® inventory of $20.4 million and $23.7 million as of April 1, 2011 and December 31, 2010, respectively, is included in other work in process and finished goods. The decrease in this balance reflects inventory being used on our U.S. Naval Air Systems Command contract for the K-MAX® unmanned aircraft systems. Management believes that a significant portion of this K-MAX inventory will be sold after April 1, 2012, based upon the anticipation of supporting the fleet for the foreseeable future.

SH-2G(I), formerly SH-2G(A), inventory of $53.1 million and $53.7 million at April 1, 2011 and December 31, 2010, respectively, is included in contracts and other work in process inventory. Management believes that a significant portion of this inventory will be sold after April 1, 2012, based upon the time needed to market the aircraft and prepare them for sale. For more information on the SH-2G(I) inventory see Note 10, Commitments and Contingencies.

8. ENVIRONMENTAL COSTS

The following table displays the activity and balances associated with accruals related to environmental costs included in other accruals and payables and other long-term liabilities (in thousands):

Balance at December 31, 2010	$15,012
Additions to accrual	183
Payments	(269)
Changes in foreign currency	59
Balance at April 1, 2011	$14,985

For further discussion of these matters see Note 10, Commitments and Contingencies.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended April 1, 2011 and April 2, 2010
(Unaudited)

9. PENSION PLANS

Components of net pension cost for the Qualified Pension Plan and Supplemental Employees’ Retirement Plan (SERP) are as follows (in thousands):

	Qualified Pension Plan		SERP
	For the three months ended		For the three months ended
	April 1,	April 2,	April 1,	April 2,
	2011	2010	2011	2010

Service cost for benefits earned	$2,950	$3,270	$90	$89
Interest cost on projected
benefit obligation	7,100	7,550	129	220
Expected return on plan assets	(8,325)	(8,064)	-	-
Effect of curtailment	-	221	560	-
Net amortization and deferral	1,775	1,001	38	76
Net pension cost	$3,500	$3,978	$817	$385

The Company expects to contribute $19.6 million to the Qualified Pension Plan and $4.7 million to the SERP for the 2011 plan year.  Of these amounts, the Company has contributed $9.8 million to the Qualified Pension Plan and $4.0 million to the SERP during the first quarter of 2011. For the 2010 plan year, the Company made contributions of $35.7 million to the qualified plan and $3.4 million to the SERP.

10. COMMITMENTS AND CONTINGENCIES

Legal Matters

As reported previously, the Company is involved with various litigation concerning its prior FMU-143 program at the Aerospace segment’s Orlando facility (“Orlando Facility”).  The suits involve (a) a civil action brought by the U.S. Government (“USG”) under the False Claims Act in federal district court in Orlando alleging that the Company knowingly substituted the wrong version of the bellows motor into some FMU-143 lots, for which the current damages claim is approximately $6 million and (b) various claims and counterclaims before the Armed Services Board of Contract Appeals (the “Board”) concerning performance under the program, with the USG alleging that the Company owes the USG over $15 million and the Company claiming that the USG owes it over $8 million.  The district court has currently set trial for October 2011, and the Board has set its trial (on liability only) for July 2012.  At April 1, 2011, the Company had no amount accrued for these matters, as it believes that the likelihood of adverse outcomes to these items is remote.

Other Matters

Revenue Sharing Agreement with the Commonwealth of Australia

The Company is actively engaged in efforts to resell the former Australia SH-2G(A) (now designated the SH-2G(I)) aircraft, spare parts and equipment to other potential customers. Pursuant to the terms of its revenue sharing agreement with the Commonwealth of Australia, the Company will share all proceeds from the resale of the aircraft, spare parts, and equipment with the Commonwealth on a predetermined basis, and total payments of at least $39.5 million (AUD) must be made to the Commonwealth regardless of sales. Cumulative payments of $26.7 million (AUD) have been made through April 1, 2011. Additional payments of $6.4 million (AUD) each must be paid in March of 2012 and 2013 to the extent that cumulative payments have not yet reached $33.1 million (AUD) and $39.5 million (AUD) as of such dates, respectively.

To secure these payments, the Company has provided the Commonwealth with a $12.8 million (AUD) unconditional letter of credit as of April 1, 2011, which is being reduced as such payments are made. As of April 1, 2011, the U.S. dollar value of the remaining $12.8 million (AUD) required payment was $13.3 million, of which $6.6 million is due no later than March 2012. In late 2008, the Company entered into foreign currency exchange contracts that limit the foreign currency risks associated with these required payments. These contracts will enable us to purchase $9.8 million (AUD) for $6.3 million. See Note 6, Derivative Financial Instruments, for further discussion of these instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended April 1, 2011 and April 2, 2010
(Unaudited)

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Bloomfield

In connection with the 2008 purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR, the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and continues the effort to define the scope of the remediation that will be required by the CTDEP. The assumed environmental liability of $10.3 million was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $3.2 million. A portion ($1.7 million) of the accrual related to this property is included in other accruals and payables and the balance is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

United Kingdom

In connection with the purchase of Kaman U.K. Composites (“U.K. Composites”), the Company accrued, at the time of acquisition, £1.6 million for environmental compliance at the facilities. The remaining balance of the accrual at April 1, 2011 was £1.1 million, with £0.3 million having been paid to date in connection with these environmental remediation activities and £0.2 million released to income.  The U.S. dollar equivalent of the remaining environmental compliance liability as of April 1, 2011, is $1.7 million, which is included in other accruals and payables. The Company continues to assess the work that may be required, which may result in a change to this accrual. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Matters - Continued

United Kingdom - Continued

In December 2008, a workplace accident occurred at one of the Company’s U.K. Composites facilities in which one employee died and another was seriously injured. The local Health and Safety Executive initiated civil proceedings for alleged violations of U.K. health and safety laws and a hearing was held in March 2011. The Company was fined £0.1 million as a result of that hearing.

11. COMPUTATION OF EARNINGS PER SHARE

The computation of basic earnings per share is based on net earnings divided by the weighted average number of shares of common stock outstanding for each year. The computation of diluted earnings per share includes the common stock equivalency of dilutive options awards granted to employees under the Stock Incentive Plan.

	For the three months ended
	April 1,	April 2,
	2011	2010
	(in thousands, except per share amount)

Net earnings	$13,586	$1,726

Basic:
Weighted average basic shares outstanding	26,126	25,829
Basic earnings per share	$0.52	$0.07

Diluted:
Weighted average basic shares outstanding	26,126	25,829
Weighted average shares issuable on exercise of
dilutive stock options	229	188
Weighted average diluted shares outstanding	26,355	26,017

Diluted earnings per share	$0.52	$0.07

Excluded from the diluted earnings per share calculation are 380,183 and 519,382 anti-dilutive shares granted to employees, for the three months ended April 1, 2011 and April 2, 2010, respectively.

In November 2010, the Company issued Convertible Notes due on November 15, 2017 in the aggregate principal amount of $115.0 million. Shares issuable under the Convertible Notes were excluded from the diluted earnings per share calculation because the conversion price, $33.96, was greater than the average market price of our stock during the period, $30.74. Excluded from the diluted earnings per share calculation for the period ended April 1, 2011 are 3,386,739 shares issuable under the warrants sold, with a strike price of $44.40, in connection with the Company’s convertible note offering as they would be anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended April 1, 2011 and April 2, 2010
(Unaudited)

12. SHARE-BASED ARRANGEMENTS

Stock Plan Activity

The following table summarizes share-based compensation expense recorded during each period presented (in thousands):

	For the three months ended
	April 1,	April 2,
	2011	2010
Stock options	$674	$561
Restricted stock awards	904	730
Stock appreciation rights	131	31
Employee stock purchase plan	76	67
Total share-based compensation	$1,785	$1,389

Stock option activity was as follows:

	For the three months ended
	April 1, 2011
	Stock Options	Weighted-average exercise price
Stock Options outstanding at beginning of period	985,079	$20.81
Granted	183,815	31.78
Exercised	(56,947)	18.15
Forfeited or expired	(10,764)	19.61
Stock Options outstanding at April 1, 2011	1,101,183	$22.79

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	For the three months ended
	April 1,	April 2,
	2011	2010
Expected option term	6.5 years	6.5 years
Expected volatility	43.9%	46.1%
Risk-free interest rate	2.9%	3.2%
Expected dividend yield	2.2%	3.3%
Per share fair value of options granted	$12.05	$9.28

Restricted Stock activity was as follows:

	For the three months ended
	April 1, 2011
	Restricted Stock Awards	Weighted-average grant date fair value
Restricted Stock outstanding at beginning of period	287,761	$22.84
Granted	121,200	30.73
Vested	(54,294)	22.94
Forfeited or expired	(1,382)	24.56
Restricted Stock outstanding at April 1, 2011	353,285	$25.53

12. SHARE-BASED ARRANGEMENTS (CONTINUED)

Stock Plan Activity - Continued

Stock Appreciation Rights (“SARs”) activity was as follows:

	For the three months ended
	April 1, 2011
	Stock Appreciation Rights (SARs)	Weighted-average exercise price
SARs outstanding at beginning of period	21,700	$10.66
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
SARs outstanding at April 1, 2011	21,700	$10.66

No cash was paid to settle stock appreciation rights (at intrinsic value) during the three months ended April 1, 2011, or April 2, 2010, respectively.  The liability related to SARs outstanding is adjusted on a quarterly basis using the Black-Scholes valuation model.

13. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company:

	Industrial
	Distribution	Aerospace	Total
In thousands
Gross balance at December 31, 2010	$39,868	$89,131	$128,999
Accumulated impairment	-	(14,181)	(14,181)
Net balance at December 31, 2010	39,868	74,950	114,818
Additions	-	530	530
Exchange rate changes	35	1,530	1,565
Ending balance at April 1, 2011	$39,903	$77,010	$116,913

Other Intangible Assets

Other intangible assets consisted of:

		At April 1,		At December 31,
		2011		2010
	Amortization	Gross	Accumulated	Gross	Accumulated
	Period	Amount	Amortization	Amount	Amortization
In thousands
Customer lists / relationships	10-21 years	$51,720	$(6,135)	$50,798	$(5,135)
Trademarks / trade names	3-7 years	1,397	(488)	1,396	(403)
Patents	17 years	661	(444)	657	(442)
Non-Compete Agreements and other	1-9 years	3,924	(1,585)	3,902	(1,345)
Total		$57,702	$(8,652)	$56,753	$(7,325)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended April 1, 2011 and April 2, 2010
(Unaudited)

14. SEGMENT INFORMATION

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

	For the three months ended
	April 1,	April 2,
In thousands	2011	2010
Net sales:
Industrial Distribution	$238,870	$179,259
Aerospace	138,953	97,513
Net sales	$377,823	$276,772

Operating income:
Industrial Distribution	$11,731	$4,812
Aerospace	20,940	9,633
Net gain (loss) on sale of assets	(2)	576
Corporate expense	(9,087)	(10,528)
Operating income	23,582	4,493

Interest expense, net	3,070	2,054
Other income, net	(389)	(216)
Earnings before income taxes	20,901	2,655
Income tax expense	7,315	929
Net earnings	$13,586	$1,726

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended April 1, 2011 and April 2, 2010
(Unaudited)

15. SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Changes in shareholders’ equity for the three months ended April 1, 2011, were as follows (in thousands):

Balance at December 31, 2010	$362,670
Net earnings	13,586
Change in pension & post-retirement benefit plan liabilities, net	1,160
Foreign currency translation adjustment, net	4,172
Unrealized gain (loss) on derivative instruments, net	121
Dividends declared	(3,666)
Employee stock plans and related tax benefit	597
Share-based compensation activity	1,654
Balance at April 1, 2011	$380,294

Total comprehensive income (loss) is shown below (in thousands):

	For the three months ended
	April 1,	April 2,
	2011	2010

Net income	$13,586	$1,726
Change in pension and post-retirement benefit plan liabilities,
net of tax of expense of $707 and $15,386, respectively	1,160	25,096
Foreign currency translation adjustment	4,172	(4,969)
Unrealized gain (loss) on derivatives instrument,
net of tax expense of $75 and tax benefit of $99, respectively	121	(161)
Total comprehensive income	$19,039	$21,692

Amounts reclassified from other comprehensive income into net income associated with pension and post-retirement benefit plans were $1.9 million and $1.1 million for the three months ended April 1, 2011 and April 2, 2010, respectively.

The components of accumulated other comprehensive income (loss) are shown below (in thousands):

	As of
	April 1,	December 31,
	2011	2010

Changes in pension and post-retirement benefit plan liabilities	$(65,288)	$(66,448)
Foreign currency translation adjustment	(14,709)	(18,881)
Unrealized gain (loss) on derivative instruments	(850)	(971)
Accumulated other comprehensive income (loss)	$(80,847)	$(86,300)

16. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of these financial statements. No material subsequent events were identified that required disclosure.

Item 2.	Managements Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide readers of our consolidated financial statements with the perspectives of management. The MD&A presents in narrative form information regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results. This will allow our shareholders to obtain a comprehensive understanding of our businesses, strategies, current trends and future prospects. Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in our 2010 Form 10-K.

OVERVIEW OF BUSINESS

Kaman Corporation is composed of two business segments:
•	Industrial Distribution, the third largest power transmission/motion control industrial distributor in North America.
•	Aerospace, a manufacturer and subcontractor in the international, commercial and military aerospace markets.

The following is summary of our financial performance and a recap of key events:

Financial performance

•	Net sales increased 36.5% for the three months ended April 1, 2011 compared to the comparable period in the prior year.
•	Net earnings increased to $13.6 million for the three months ended April 1, 2011, an increase of $11.9 million, compared to the comparable period in the prior year.
•	Global Aerosystems, acquired in December 2010, was accretive to net earnings for the period, it first full period under our ownership.
•	Diluted net earnings per share increased to $0.52 for the three months ended April 1, 2011, an increase of $0.45, compared to the comparable period in the prior year.
•	Cash flows used in operating activities were $14.0 million for the three months ended April 1, 2011, an increase of $0.6 million when compared to the comparable period in the prior year.

Key Events

•
During the first quarter, we were awarded a $23.8 million order from the United States Air Force (“USAF”) under Option 8 of our Joint Programmable Fuze (“JPF”) program.  On April 5, 2011, we were awarded an additional $19.8 million order from the USAF under Option 8 of our JPF program.

•
We made cumulative payments of $26.7 million (AUD) through April 1, 2011 to the Commonwealth of Australia in accordance with our settlement agreement. We were able to settle this liability for $18.1 million, with the use of the Australian dollar foreign currency exchange contracts entered into in 2008, $15.5 million of which was paid in the first quarter of 2011.

Outlook

We continue to experience a solid recovery in Industrial Distribution with significant growth opportunities from our 2010 acquisitions. We anticipate growth in our Aerospace segment as we are aggressively pursuing a significant number of business development opportunities, and we are beginning to see recovery in orders for our bearing products, in line with our expectations.

For 2011, we have raised our guidance for Industrial Distribution anticipating sales to be at the upper end of our previously reported range, with operating margin up 100 to 120 basis points. Our 2011 outlook is as follows:

•	Industrial Distribution:
▪	Sales growth of 12.0% to 15.0%
▪	Operating margin between 4.6% and 4.8%
•	Aerospace:
▪	Sales growth of 13.0% to 16.0%
▪	Operating margin between 15.2% and 15.5%
•	Corporate expenses of approximately $43.0 million to $44.0 million for the year (1)
•	Interest expense of approximately $12.5 million
•	Estimated tax rate of 35.0%
•	Free cash flow in the range of $30.0 to $35.0 million.

(1)	The outlook for corporate expenses excludes the non-recurring benefit of $2.4 million recognized in the first quarter of 2011, resulting from the death of a former executive.

CONSOLIDATED RESULTS OF OPERATIONS

Net Sales

	For the three months ended
	April 1,	April 2,
	2011	2010
	(in thousands)
Net Sales	$377,823	$276,772
$ change	101,051	(17,263)
% change	36.5%	-5.9%

The increase in net sales for the three months ended April 1, 2011 versus the comparable period in 2010 was attributable to an increase in sales at both our segments.  Foreign currency exchange rates had a $0.9 million favorable impact on sales during the three months ended April 1, 2011. See segment discussion below for additional information.

Gross Profit

	For the three months ended
	April 1,	April 2,
	2011	2010
	(in thousands)
Gross Profit	$104,278	$72,755
$ change	31,523	(4,940)
% change	43.3%	-6.4%
% of net sales	27.6%	26.3%

Gross profit increased for the three months ended April 1, 2011 versus the comparable period in 2010 primarily due to organic increases in gross profit at both our segments, and the contribution of gross profit from our 2010 acquisitions. The organic increase in gross profit in our Aerospace segment was due to increased sales volume related to our bearing product lines for the commercial and regional / business jet markets, increased gross profit on sales under our fuze programs and the absence of program related losses at our Aerospace Wichita facility. The organic increase in gross profit in our Industrial Distribution segment was primarily a result of higher sales volume compared to the prior year.

Selling, General & Administrative Expenses (S,G&A)

	For the three months ended
	April 1,	April 2,
	2011	2010
	(in thousands)
S,G and A	$80,694	$68,838
$ change	11,856	453
% change	17.2%	0.7%
% of net sales	21.4%	24.9%

S,G&A increased for the three months ended April 1, 2011 versus the comparable period in 2010 due to an increase in expense at both our segments, including $8.5 million of expense related to our 2010 acquisitions, offset by a decrease in our Corporate expenses. The higher expense at our Industrial Distribution segment is attributable to the acquisitions and an increase in variable costs such as sales commissions and other employee related costs resulting from the higher sales volume. The increase in expense at our Aerospace segment is due to the additional expense resulting from the 2010 acquisition of Global Aerosystems and an increase in legal fees associated with the FMU-143 program litigation matters. The decrease in our Corporate expenses was primarily due to lower acquisition related costs and a non-recurring benefit of $2.4 million associated with the death of a former executive.

Operating Income

	For the three months ended
	April 1,	April 2,
	2011	2010
	(in thousands)
Operating Income	$23,582	$4,493
$ change	19,089	(4,910)
% change	424.9%	-52.2%
% of net sales	6.2%	1.6%

The increase in operating income for the three months ended April 1, 2011 versus the same period in 2010 was primarily driven by an   increase in operating income at both our segments.  See segment discussion below for additional information.

Interest Expense, Net

	For the three months ended
	April 1,	April 2,
	2011	2010
	(in thousands)
Interest Expense, net	$3,070	$2,054

Net interest expense generally consists of interest charged on the revolving credit facility and other borrowings offset by interest income. The increase in net interest expense for the three months ended April 1, 2011 versus the comparable period in 2010 was primarily due to interest expense on our convertible notes and higher amortization of capitalized fees, offset in part by lower average borrowings during the period.

Effective Income Tax Rate

	For the three months ended
	April 1,	April 2,
	2011	2010
	(in thousands)
Effective Income Tax Rate	35.0%	35.0%

The effective tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the year. We anticipate the annualized effective tax rate in 2011 will be approximately 35.0%.

Other Matters

Information regarding our various environmental remediation activities and the December 2008 workplace accident that occurred at one of our U.K. Composites’ facilities and associated accruals can be found in Note 10, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements.

SEGMENT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Industrial Distribution Segment

Results of Operations

	For the three months ended
	April 1,	April 2,
	2011	2010
	(in thousands)
Net sales	$238,870	$179,259
$ change	59,611	2,353
% change	33.3%	1.3%

Operating income	$11,731	$4,812
$ change	6,919	2,033
% change	143.8%	73.2%
% of net sales	4.9%	2.7%

Net Sales

Net sales for the three months ended April 1, 2011 increased versus the comparable period in 2010 driven by a 12.3% increase in organic sales, with the acquisitions completed in 2010 contributing $37.6 million in sales for the three months ended April 1, 2011.

Organic Sales Per Day

The following represents organic sales per day for the indicated period (in thousands):

	For the three months ended
	April 1,	December 31,	October 1,	July 2,	April 2,
	2011	2010	2010	2010	2010

Net sales	$238,870	$218,687	$223,127	$210,924	$179,259
Acquisition related sales	37,622	34,253	35,254	26,729	-
Organic sales	$201,248	$184,434	$187,873	$184,195	$179,259

Sales days	65	60	63	64	65
Organic sales per day (a)	$3,096	$3,074	$2,982	$2,878	$2,758
% change - sequential	0.7%	3.1%	3.6%	4.4%	10.5%

 (a) Organic sales per sales day is a metric management uses to evaluate performance trends at its Industrial Distribution segment and is calculated by taking total organic sales for the quarter divided by the number of sales days during the quarter. An acquisition is included in organic sales in  the thirteenth month following the date of acquisition. See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures.

The growth in organic sales is due to increases in sales volume to both OEM and MRO customers and the impact of favorable foreign currency exchange rates for the three months ended April 1, 2011 of $0.6 million. There were significant increases across all the industries we serve.

Operating Income

Operating income increased for the three months ended April 1, 2011 versus the comparable period in 2010 primarily due to the increase in sales volume and the resulting impact on our ability to leverage operating costs, higher rebate income and the contribution of operating income by our 2010 acquisitions. The increases were partially offset by an increase in variable costs such as sales commissions and other employee related costs resulting from the higher sales volume.

Aerospace Segment

Results of Operations

	For the three months ended
	April 1,	April 2,
	2011	2010
	(in thousands)
Net sales	$138,953	$97,513
$ change	41,440	(19,616)
% change	42.5%	-16.7%

Operating income	$20,940	$9,633
$ change	11,307	(5,664)
% change	117.4%	-37.0%
% of net sales	15.1%	9.9%

Backlog	$561,262	$468,248

Net sales increased for the three months ended April 1, 2011 versus the comparable period in 2010 due to:

•	an increase in sales volume on bearings products in the commercial and business / regional jet markets;
•	the incremental contribution of sales from the acquisition of Global Aerosystems;
•	initial work on our portion of the U.S. Naval Air Systems Command contract for K-MAX® unmanned aircraft systems;
•	higher priced sales on our JPF program to the United States Government (“USG”) under Option 6, which has a higher per fuze price than Option 5;
•	commercial sales to foreign militaries of the JPF fuze;
•	increased sales volume on our other legacy fuze programs;
•	deliveries on our Bell Helicopter blade program and initial deliveries on our Boeing A-10 program; and
•	increased sales volume on our Sikorsky BLACK HAWK helicopter cockpit program.

These increases were partially offset by:
•	lower volume on our helicopter after market programs, including the Egypt SH-2G(E) upgrade program, the K-MAX® fleet program and sales of SH-2G spare parts to New Zealand; and
•	a decrease in offload volume at U.K. Composites.

Operating income increased for the three months ended April 1, 2011 versus the comparable period in 2010 due to:
•	higher gross profit generated by our bearings products resulting from the increased sales volume noted above;
•	contribution of gross profit from the K-MAX® unmanned aircraft systems;
•	gross profit generated from the increased sales on our fuze programs, including the impact of increased pricing on our JPF program;
•	the absence of program related losses at our Aerospace Wichita facility; and
•	operating income contributed by Global Aerosystems.

These increases were partially offset by decreased gross profit on our helicopter aftermarket programs.

Major Programs/Product Lines

Below is a discussion of the significant changes in the Aerospace segment’s major programs during the first quarter of 2011. Please see our 2010 Form 10-K, for a discussion of our Aerospace segment’s programs.

FMU-152 – Joint Programmable Fuze (“JPF”)

We manufacture the JPF, an electro-mechanical bomb safe and arming device, which allows the settings of a weapon to be programmed in flight. During 2009 we entered into a contract modification with the USG for the award of Options 6, 7 and 8 under our multi-option JPF contract. During the first quarter, we were awarded a $23.8 million JPF order from the USAF for fuzes to be delivered in 2012 and 2013 under Option 8 of the program.  On April 5, 2011, we were awarded an additional $19.8 million order from the USAF under Option 8 of our JPF program.

A-10

In 2008, the segment signed a five-year requirements contract with Boeing for the production of wing control surfaces (inboard and outboard flaps, slats and deceleron assemblies) for the U.S. Air Force’s A-10 fleet. Initial deliveries under this program began in the third quarter of 2010. Full rate production for this program is now expected to begin in late 2011, with an average of approximately 47 ship sets per year through 2015.

Other Matters

For a discussion of other matters related to our Aerospace segment see Note 10, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements.

SH-2G(I)

We continue to dedicate marketing efforts to identify suitable customers for the 11 SH-2G(I) aircraft, spare parts and equipment. Several foreign governments have expressed various levels of interest in the aircraft and we have received small orders for the spare parts and related equipment.

LIQUIDITY AND CAPITAL RESOURCES

Discussion and Analysis of Cash Flows

We assess liquidity in terms of our ability to generate cash to fund working capital and investing and financing activities. Significant factors affecting liquidity include: cash flows generated from or used by operating activities, capital expenditures, investments in our business segments and their programs, acquisitions, divestitures, dividends, adequacy of available bank lines of credit, and factors that might otherwise affect the company's business and operations generally, as described under the heading “Risk Factors” and “Forward-Looking Statements” in Item 1A of Part I of our 2010 Form 10-K.

We continue to rely upon bank financing as an important source of liquidity for our business activities including acquisitions. We believe this, when combined with cash generated from operating activities, will be sufficient to support our anticipated cash requirements for the foreseeable future. However, we may decide to raise additional debt or equity capital to support other business activities including potential future acquisitions. We anticipate our capital expenditures will be approximately $30.0 to $35.0 million in 2011, primarily related to machinery and equipment and information technology infrastructure, including completion of an information technology back-up data center. We anticipate a variety of items will have an impact on our liquidity during the next 12 months, aside from our working capital requirements. These may include one or more of the matters described in Note 10, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements, including the FMU-143 litigation and continued legal costs associated with this matter, the revenue sharing arrangement with the Commonwealth of Australia, the cost of existing environmental remediation matters, required pension and Supplemental Employees’ Retirement Plan (“SERP”) contributions or the extension of payment terms by our customers. However, we do not believe any of these matters will lead to a shortage of capital resources or liquidity that would prevent us from continuing with our business operations as expected.

We regularly monitor credit market conditions to identify potential issues that may adversely affect, or provide opportunities for, the securing and/or pricing of additional financing, if any, that may be necessary to continue with our growth strategy and finance working capital requirements.  This is evidenced by the replacement of our Revolving Credit Agreement and amendment of our Term Loan Agreement during the third quarter of 2010 and our $115.0 million issuance of convertible notes in November 2010.

Management regularly monitors its pension plan asset performance and the assumptions used in the determination of our benefit obligation, comparing them to actual performance. We continue to believe the assumptions selected are valid due to the long-term nature of our benefit obligation.

We are actively engaged in efforts to resell the former Australia SH-2G(A) (now designated the SH-2G(I)) aircraft, spare parts and equipment to other potential customers. Pursuant to the terms of the revenue sharing agreement with the Commonwealth of Australia, we will share all proceeds from the resale of the aircraft, spare parts, and equipment with the Commonwealth on a predetermined basis, and total payments of at least $39.5 million (AUD) must be made to the Commonwealth regardless of sales, of which, cumulative payments of $26.7 million (AUD) have been made through April 1, 2011. Additional payments of $6.4 million (AUD) each must be paid in March of 2012 and 2013 to the extent that cumulative payments have not yet reached $33.1 million (AUD) and $39.5 million (AUD) as of such dates, respectively.

To secure these payments, we have provided the Commonwealth with a $12.8 million (AUD) unconditional letter of credit, which is being reduced as such payments are made. As of April 1, 2011, the U.S. dollar value of the remaining $12.8 million (AUD) required payment was $13.3 million, of which $6.6 million is due no later than March 2012. In late 2008, we entered into foreign currency exchange contracts that limit the foreign currency risks associated with these required payments. These contracts will enable us to purchase $9.8 million (AUD) for $6.3 million. See Note 6, Derivative Financial Instruments, for further discussion of these instruments.

A summary of our consolidated cash flows is as follows:
	For the three months ended
	April 1,	April 2,
	2011	2010	2011 vs. 2010
	(in thousands)
Total cash provided by (used in):
Operating activities	$(13,961)	$(13,342)	$(619)
Investing activities	(5,467)	(6,924)	1,457
Financing activities	2,454	21,366	(18,912)
Increase (decrease) in cash and cash equivalents	$(16,974)	$1,100	$(18,074)

Free Cash Flow (a):
Net cash provided by (used in) operating activities	$(13,961)	$(13,342)	$(619)
Expenditures for property, plant and equipment	(7,218)	(3,579)	(3,639)
Free cash flow	$(21,179)	$(16,921)	$(4,258)
(a) Free Cash Flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less expenditures for property plant and equipment, both of which are presented on our condensed consolidated statements of cash flows. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.

Net cash used in operating activities increased $0.6 million for the three months ended April 1, 2011 versus the comparable period in 2010, primarily due to the following:

•	settlement of our first guaranteed payment to the Commonwealth of Australia;
•	the timing of our pension contribution compared to 2010; and
•	higher production and inventory related expenditures resulting from higher sales volume.

These uses of cash were offset primarily by:
•	increased net earnings, driven by increased operating income at both our segments; and
•	the receipt of cash from our counterparties upon settlement of our Australian dollar foreign currency exchange contracts.

Net cash used in investing activities decreased $1.5 million for the three months ended April 1, 2011 versus the comparable period in 2010, primarily due to the cash received from a life insurance policy offset in part by an increase in cash used for the purchase of property, plant and equipment.

Net cash provided by financing activities decreased $18.9 million for the three months ended April 1, 2011 versus the comparable period in 2010, primarily due to a decrease in borrowings under the Revolving Credit Agreement of $20.3 million.

Financing Arrangements

We maintain a $275.0 million revolving credit facility (“Revolving Credit Agreement”) expiring September 20, 2014. The Revolving Credit Agreement includes an “accordion” feature that allows us to increase the aggregate amount available to $350.0 million, subject to additional commitments from lenders. The Revolving Credit Agreement may be used for working capital, letters of credit and other general corporate purposes, including acquisitions. We also maintain a Term Loan Credit Agreement (“Term Loan Agreement”). The Term Loan Agreement, which is in addition to our current Revolving Credit Agreement, was a $42.5 million facility with a four-year term. Principal payments, which started in the third quarter of 2010, of $1.25 million are due quarterly, with $22.5 million of the initial aggregate principal payable in the final quarter of the Term Loan Agreement.  We may increase the term loan by up to an aggregate of $50 million with additional commitments from the banks or new commitments from acceptable financial institutions.

Interest rates on amounts outstanding under the Revolving Credit Agreement and the Term Loan Agreement are variable, and are determined based on our Consolidated Senior Secured Leverage Ratio.  At April 1, 2011, the interest rate for the outstanding amounts on both the Revolving Credit Agreement and Term Loan Agreement was 2.24%.  At December 31, 2010, the interest rate for the outstanding amounts on both the Revolving Credit Agreement and Term Loan Agreement was 2.39%. In addition, the Company is required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.35% to 0.50% per annum, based on the Consolidated Senior Secured Leverage Ratio. Fees for outstanding letters of credit range from 2.00% to 3.00%, based on the Consolidated Senior Secured Leverage Ratio.

The financial covenants associated with the Revolving Credit Agreement and Term Loan Agreement include a requirement that (i) the ratio of Consolidated Senior Secured Indebtedness to Consolidated EBITDA, as defined in the Revolving Credit Agreement, cannot be greater than 3.50 to 1.00, (ii) the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, as defined in the Revolving Credit Agreement, cannot be greater than 4.00 to 1.00, and (iii) the ratio of Consolidated EBITDA, as defined in the Revolving Credit Agreement, to the sum of (a) all interest, premium payments, debt discounts, fees, charges and related expenses and (b) the portion of rent expense under capital leases that is treated as interest expense cannot be less than 4.00 to 1.00. We were in compliance with those financial covenants as of and for the quarter ended April 1, 2011, and we do not anticipate noncompliance in the foreseeable future.

Total average bank borrowings during the quarter ended April 1, 2011 were $47.7 million compared to $98.0 million for the year ended December 31, 2010. As of April 1, 2011 and December 31, 2010, there was $247.1 million and $228.2 million available for borrowing, respectively, under the Revolving Credit Agreement, net of letters of credit. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Agreement. A total of $18.5 million and $43.2 million in letters of credit was outstanding under the Revolving Credit Agreement as of April 1, 2011 and December 31, 2010, respectively.  At April 1, 2011 and December 31, 2010, $13.3 million and $37.5 million of our letters of credit, respectively, related to the guaranteed minimum payments to Australia in connection with the ownership transfer of the 11 SH-2G(A) helicopters (along with spare parts and associated equipment). The letter of credit balance will be reduced as payments are made to Australia.

During the first quarter of 2009, we entered into interest rate swap agreements for the purpose of hedging our eight quarterly variable-rate interest payments on the Term Loan Agreement due in 2010 and 2011. These interest rate swap agreements are designated as cash flow hedges and are intended to manage interest rate risk associated with our variable-rate borrowings and minimize the impact on our earnings and cash flows of interest rate fluctuations attributable to changes in LIBOR rates. For both the three months ended April 1, 2011 and April 2, 2010 we recorded $0.2 million of additional interest expense associated with the interest rate swap agreements.

Other Sources/Uses of Capital

We expect to contribute $19.6 million to the qualified pension plan and $4.7 million to the SERP for the 2011 plan year. Of these amounts $9.8 million and $4.0 million, respectively, were contributed as of April 1, 2011. For the 2010 plan year, we contributed $35.7 million to the qualified pension plan, $25.0 million of which was voluntary, and $3.4 million to the SERP.

In November 2000, our Board of Directors approved a replenishment of our stock repurchase program, providing for repurchase of an aggregate of 1.4 million common shares for use in administration of our stock plans and for general corporate purposes. There were no shares repurchased during the first three months of 2010 or 2011 under this program. At April 1, 2011, approximately 1.1 million shares were authorized for repurchase under this program.

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

NON-GAAP FINANCIAL MEASURES

Management believes that the non-GAAP (Generally Accepted Accounting Principles) measures used in this report on Form 10-Q provide investors with important perspectives into our ongoing business performance.  We do not intend for the information to be considered in isolation or as a substitute for the related GAAP measures.  Other companies may define the measures differently. We define the non-GAAP measures used in this report as follows:

Organic Sales per Sales Day

Organic sales per sales day is defined as GAAP “Net sales from the Industrial Distribution segment” less sales derived from Industrial Distribution segment acquisitions divided by the number of sales days in a given period.  Sales days are the number of business days that the Industrial Distribution segment’s branch locations were open for business and exclude weekends and holidays.  Management believes sales per sales day provides investors with an important perspective on how net sales may be impacted by the number of days the segment is open for business.  Management uses sales per sales day as a measurement to compare periods in which the numbers of sales days differ.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes outside the ordinary course of business in our contractual obligations during the first three months of 2011. Please see our 2010 Form 10-K, for a discussion of our contractual obligations.

Off-Balance Sheet Arrangements

There have been no material changes in the company's off-balance sheet arrangements during the first three months of 2011. Please see the company's 2010 Form 10-K, for a discussion of such arrangements.

RECENT ACCOUNTING STANDARDS

A summary of recent accounting standards is included in Note 2, Recent Accounting Standards, of the Notes to Condensed Consolidated Financial Statements, which is included in Item 1, Financial Statements, of this Form 10-Q.

CRITICAL ACCOUNTING ESTIMATES

Preparation of the company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements in the Company’s 2010 Form 10-K, describes the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the company's critical accounting policies and significant estimates in 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the company’s exposure to market risk during the first quarter of 2011. Please see the company’s 2010 Form 10-K, for a discussion of the company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 1, 2011. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of April 1, 2011, the disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in internal controls over financial reporting at the company that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Kaman Corporation and Subsidiaries
Part II – Other Information

Item 1A. Risk Factors

There have been no significant changes in the company’s risk factors during the first quarter of 2011. Please see the company’s 2010 Form 10-K, for a discussion of the company’s risk factors.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking information relating to the company's business and prospects, including the Aerospace and Industrial Distribution businesses, operating cash flow, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of competitions for government programs and thereafter contract negotiations with government authorities, both foreign and domestic; 2) political conditions in countries where the company does or intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) satisfactory conclusion to government inquiries or investigations regarding government programs; 5) domestic and foreign economic and competitive conditions in markets served by the company, particularly the defense, commercial aviation and industrial production markets; 6) risks associated with successful implementation and ramp up of significant new programs; 7) potential difficulties associated with variable acceptance test results, given sensitive production materials and extreme test parameters; 8) management's success in increasing the volume of profitable work at the Wichita facility; 9) successful resale of the SH-2G(I) aircraft, equipment and spare parts; 10) receipt and successful execution of production orders for the JPF U.S. government contract, including the exercise of all contract options and receipt of orders from allied militaries, as all have been assumed in connection with goodwill impairment evaluations; 11) satisfactory resolution of the company’s litigation relating to the FMU-143 program; 12) continued support of the existing K-MAX® helicopter fleet, including sale of existing K-MAX® spare parts inventory; 13) cost estimates associated with environmental remediation activities at the Bloomfield, Moosup and New Hartford, CT facilities and our U.K. facilities; 14) profitable integration of acquired businesses into the company's operations; 15) changes in supplier sales or vendor incentive policies; 16) the effects of price increases or decreases; 17) the effects of pension regulations, pension plan assumptions and future contributions; 18) future levels of indebtedness and capital expenditures; 19) continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs for such items; 20) the effects of currency exchange rates and foreign competition on future operations; 21) changes in laws and regulations, taxes, interest rates, inflation rates and general business conditions; 22) future repurchases and/or issuances of common stock; and 23) other risks and uncertainties set forth in the company's annual, quarterly and current reports, proxy statements and other filings with the SEC. Any forward-looking information provided in this report should be considered with these factors in mind. The company assumes no obligation to update any forward-looking statements contained in this report.

Item 2. Unregistered Sales of equity securities and use of proceeds

(c) Purchases of Equity Securities

The following table provides information about purchases of Common Stock by the Company during the three months ended April 1, 2011:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (b)	Maximum Number of Shares That May Yet Be Purchased Under the Plan

January 1, 2011 – January 28, 2011	-	$-	-	1,130,389
January 29, 2011 – February 25, 2011	16,387	29.26	-	1,130,389
February 26, 2011 – April 1, 2011	-	-	-	1,130,389
Total	16,387		-

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

KAMAN CORPORATION
Registrant

Date: May 5, 2011	By:	/s/ Neal J. Keating
Neal J. Keating
Chairman, President and
Chief Executive Officer
(Duly Authorized Officer)

Date: May 5, 2011	By:	/s/ William C. Denninger
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