Form 10-Q
period 2011-07-01
KAMAN CORP
filed 2011-08-04
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2011

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
Yes         ☐            No          ☒

At July 29, 2011, there were 26,353,300 shares of Common Stock outstanding.

Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts) (Unaudited)

	July 1, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$19,738	$32,232
Accounts receivable, net	186,812	173,620
Inventories	318,541	316,899
Deferred income taxes	25,308	26,357
Income tax receivable	2,562	2,420
Other current assets	22,759	33,425
Total current assets	575,720	584,953
Property, plant and equipment, net of accumulated depreciation of $136,644 and $130,685, respectively	95,190	89,719
Goodwill	117,626	114,818
Other intangibles assets, net	49,474	49,428
Deferred income taxes	29,670	33,740
Other assets	19,480	23,099
Total assets	$887,160	$895,757
Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable	$2,412	$2,980
Current portion of long-term debt	5,000	5,000
Accounts payable – trade	97,724	95,416
Accrued salaries and wages	27,940	31,730
Current portion of amount due to Commonwealth of Australia	6,825	24,399
Other accruals and payables	60,133	61,676
Income taxes payable	375	644
Total current liabilities	200,409	221,845
Long-term debt, excluding current portion	135,158	140,443
Deferred income taxes	7,570	7,556
Underfunded pension	91,868	98,624
Due to Commonwealth of Australia, excluding current portion	6,908	13,102
Other long-term liabilities	48,206	51,517
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, $1 par value, 200,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized, voting, 26,438,107 and 26,091,067 shares issued, respectively	26,438	26,091
Additional paid-in capital	106,033	97,903
Retained earnings	345,498	325,844
Accumulated other comprehensive income (loss)	(79,201)	(86,300)
Less 92,579 and 64,949 shares of common stock, respectively, held in treasury, at cost	(1,727)	(868)
Total shareholders’ equity	397,041	362,670
Total liabilities and shareholders’ equity	$887,160	$895,757

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Net sales	$385,086	$317,087	$762,909	$593,859
Cost of sales	278,917	233,827	552,462	437,844
Gross profit	106,169	83,260	210,447	156,015
Selling, general and administrative expenses	83,033	72,014	163,727	140,852
Net (gain)/loss on sale of assets	34	56	36	(520)
Operating income	23,102	11,190	46,684	15,683
Interest expense, net	2,821	2,337	5,891	4,391
Other (income) expense, net	(25)	(451)	(414)	(667)
Earnings before income taxes	20,306	9,304	41,207	11,959
Income tax expense	6,885	3,227	14,200	4,156
Net earnings	$13,421	$6,077	$27,007	$7,803

Net earnings per share:
Basic net earnings per share	$0.51	$0.23	$1.03	$0.30
Diluted net earnings per share	$0.50	$0.23	$1.02	$0.30
Average shares outstanding:

Basic	26,286	25,926	26,206	25,877
Diluted	26,673	26,093	26,514	26,055

Dividends declared per share	$0.14	$0.14	$0.28	$0.28

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Six Months Ended
	July 1, 2011	July 2, 2010
Cash flows from operating activities:
Net earnings	$27,007	$7,803
Adjustments to reconcile net earnings to
net cash provided by (used in) operating activities
Depreciation and amortization	10,805	9,457
Change in allowance for doubtful accounts	(300)	(93)
Accretion of convertible notes discount	815	—
Net (gain) loss on sale of assets	36	(520)
(Gain) on amount due to Commonwealth of Australia, net of gain (loss) on derivative instruments	177	(487)
Stock compensation expense	4,655	2,654
Excess tax (benefit) from share-based compensation arrangements	(737)	(179)
Deferred income taxes	3,481	(2,364)
Changes in assets and liabilities, excluding effects of acquisitions/divestures:
Accounts receivable	(11,302)	(14,867)
Inventories	(430)	(10,470)
Income tax receivable	(142)	(2,417)
Other current assets	13,265	2,226
Accounts payable - trade	(4,615)	7,918
Accrued contract losses	255	1,719
Advances on contracts	4,446	8,238
Accrued expenses and payables	(30,652)	4,277
Income taxes payable	(301)	(4,912)
Pension liabilities	(6,430)	6,675
Other long-term liabilities	(3,887)	(1,149)
Net cash provided by (used in) operating activities	6,146	13,509

Cash flows from investing activities:
Proceeds from sale of assets	232	1,075
Expenditures for property, plant & equipment	(12,530)	(8,124)
Acquisition of businesses including earn out adjustments, net of cash received	(2,015)	(50,637)
Other, net	312	963
Cash provided by (used in) investing activities	(14,001)	(56,723)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit agreements	(3,803)	41,266
Debt repayment	(2,500)	(2,500)
Net change in book overdraft	5,940	1,288
Proceeds from exercise of employee stock options and employee purchases of stock	4,001	1,599
Dividends paid	(7,520)	(7,444)
Debt issuance costs	(715)	(43)
Windfall tax benefit	737	179
Other	(1,311)	(211)
Cash provided by (used in) financing activities	(5,171)	34,134

Net increase (decrease) in cash and cash equivalents	(13,026)	(9,080)
Effect of exchange rate changes on cash and cash equivalents	532	(1,791)
Cash and cash equivalents at beginning of period	32,232	18,007
Cash and cash equivalents at end of period	$19,738	$7,136

See accompanying notes to the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and six months ended July 1, 2011 and July 2, 2010
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

The Company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The second quarter for 2011 and 2010 ended on July 1, 2011 and July 2, 2010, respectively.

2.	RECENT ACCOUNTING STANDARDS

In June 2011, the Financial Accounting Standards Board ('"FASB") issued Accounting Standards Update ("ASU") No. 2011-05, “Comprehensive Income (ASC Topic 220) - Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The guidance requires changes in presentation only and will have no significant impact on the Company's Consolidated Financial Statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (ASC Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU No. 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The changes are effective prospectively for interim and annual periods beginning after December 15, 2011. The Company does not expect that the adoption of this guidance will have a significant impact on its Consolidated Financial Statements.

3.	ADDITIONAL CASH FLOW INFORMATION

Cash payments for interest were $5.4 million and $3.7 million for the six months ended July 1, 2011, and July 2, 2010, respectively. Cash payments for income taxes, net of refunds, for the same periods were $10.4 million and $13.3 million, respectively.

4.	ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following (in thousands):

	July 1, 2011	December 31, 2010
Trade receivables	$115,180	$102,679
U.S. Government contracts:
Billed	26,267	37,278
Costs and accrued profit – not billed	2,788	7,521
Commercial and other government contracts:
Billed	45,898	29,973
Costs and accrued profit – not billed	225	—
Less allowance for doubtful accounts	(3,546)	(3,831)
Accounts receivable, net	$186,812	$173,620

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the three months and six months ended July 1, 2011 and July 2, 2011
(Unaudited)

4.	ACCOUNTS RECEIVABLE, NET (CONTINUED)

Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $0.2 million and $0.5 million at July 1, 2011 and December 31, 2010, respectively. The Company records revenue associated with these matters only when recovery can be estimated reliably and realization is probable.

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

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine their fair value at the measurement date (in thousands):

	Total Carrying Value at July 1, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative instruments	$3,734	$—	$3,734	$—
Total Assets	$3,734	$—	$3,734	$—

Derivative instruments	$415	$—	$415	$—
Total Liabilities	$415	$—	$415	$—

	Total Carrying Value at December 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative instruments	$12,623	$—	$12,623	$—
Total Assets	$12,623	$—	$12,623	$—

Derivative instruments	$806	$—	$806	$—
Total Liabilities	$806	$—	$806	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the three months and six months ended July 1, 2011 and July 2, 2011
(Unaudited)

5.	FAIR VALUE MEASUREMENTS (CONTINUED)

The Company’s derivative instruments are limited to foreign exchange contracts and interest rate swaps that are measured at fair value using observable market inputs such as forward rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy and have been included in other current assets, other assets and other long-term liabilities on the Condensed Consolidated Balance Sheets at July 1, 2011 and December 31, 2010. Based on the continued ability to trade and enter into forward contracts and interest rate swaps, we consider the markets for our derivative instruments to be active.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that, as of July 1, 2011, such credit risks have not had an adverse impact on the fair value of these instruments.

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

Derivatives Designated as Cash Flow Hedges

The Company’s Term Loan Credit Agreement (“Term Loan”) contains floating rate obligations and is subject to interest rate fluctuations. During 2009, the Company entered into interest rate swap agreements for the purposes of hedging the eight quarterly variable-rate interest payments on its Term Loan due in 2010 and 2011. These interest rate swap agreements are designated as cash flow hedges. They are intended to manage interest rate risk associated with the Company’s variable-rate borrowings and minimize the impact of interest rate fluctuations on the Company’s earnings and cash flows attributable to changes in LIBOR rates. The Company will include in earnings amounts currently included in accumulated other comprehensive income upon payment of its two remaining quarterly variable-rate interest payments.

The Company holds foreign exchange contracts designed to hedge forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on the Company’s earnings and cash flows. Some of these contracts were designated as cash flow hedges. The Company will include in earnings amounts currently included in accumulated other comprehensive income upon recognition of cost of sales related to the underlying transaction.

The following table shows the fair value of derivative instruments designated as cash flow hedging instruments (in thousands):

		Fair Value
	Balance Sheet Location	July 1, 2011	December 31, 2010	Notional Amount
Derivative Liabilities
Interest rate swap contracts	Other liabilities	$415	$806	$40,000
Total		$415	$806

The following table shows the gain or (loss) recognized in other comprehensive income for derivatives designated as cash flow hedges (in thousands):

	For the three months ended		For the six months ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Interest rate swap contracts	$(24)	$(210)	$(48)	$(593)
Total	$(24)	$(210)	$(48)	$(593)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the three months and six months ended July 1, 2011 and July 2, 2011
(Unaudited)

6.	DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Derivatives Designated as Cash Flow Hedges – continued

During the three months and six months ended July 1, 2011, the loss reclassified to earnings from other comprehensive income for derivative instruments designated as cash flow hedges was $0.2 million and $0.4 million, respectively.  During the three months and six months ended July 2, 2010, the loss reclassified to earnings from other comprehensive income for derivative instruments designated as cash flow hedges was $0.1 million and $0.3 million, respectively.  Over the next twelve months, the Company expects to reclassify $0.3 million to earnings from other comprehensive income for derivative instruments designated as cash flow hedges.

During the three months and six months ended July 1, 2011 and July 2, 2010, no amounts were recorded for the ineffective portion of derivative instruments designated as cash flow hedges.

Derivatives Not Designated as Hedging Instruments

The following table shows the fair value of derivative instruments not designated as hedging instruments (in thousands):

		Fair Value
	Balance Sheet Location	July 1, 2011	December 31, 2010	Notional Amount
Derivative Assets
Foreign exchange contracts	Other current assets	$—	$10	0 / 350 Euro
Foreign exchange contracts	Other current assets / Other assets	3,734	12,613	9,816 / 36,516 Australian Dollars
Total		$3,734	$12,623

On February 12, 2009, the Company dedesignated the forward contract it had entered into to hedge $36.5 million (AUD) of its $39.5 million (AUD) future minimum required payments to the Commonwealth of Australia. Payments of $26.8 million (AUD), of the $36.5 million (AUD) hedged liability, were made through July 1, 2011. At July 1, 2011, the U.S. dollar value of the remaining $9.8 million (AUD) hedged liability was $10.6 million.

The following table shows the location and amount of the gain (loss) recognized on the Condensed Consolidated Statements of Operations for derivatives not designated as hedge instruments (in thousands):

	Statement of	For the three months ended		For the six months ended
	Operations Location	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Derivative Assets
Foreign exchange contracts	Other expense, net	$—	$—	$—	$5
Foreign exchange contracts (a)	Other expense, net	475	(2,304)	725	(1,283)
Foreign exchange contracts	Other expense, net	—	(16)	—	(55)
Total		$475	$(2,320)	$725	$(1,333)

Derivative Liabilities
Foreign exchange contracts	Other expense, net	$—	$(2)	$(2)	$(61)
Total		$—	$(2)	$(2)	$(61)

(a)
For the three months and six months ended July 1, 2011, the Company recorded expense of $0.4 million and $0.3 million, respectively, to other income related to the change in the value of the previously hedged $36.5 million (AUD) payable. For the three months and six months ended July 2, 2010, the Company recorded income of $2.8 million and $2.0 million, respectively, to other expense related to the change in the value of the previously hedged $36.5 million (AUD) payable.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the three months and six months ended July 1, 2011 and July 2, 2011
(Unaudited)

6.	DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Hedges of a Net Investment in Foreign Operations

The Company did not reclassify any amounts related to hedges of a net investment in foreign operations from other comprehensive income to earnings during the three months and six months ended July 1, 2011 or July 2, 2010. Over the next twelve months, the Company does not expect to reclassify any amounts related to the Euro note from other comprehensive income to earnings.

7.	INVENTORIES

Inventories consist of the following (in thousands):

	July 1, 2011	December 31, 2010
Merchandise for resale	$117,748	$113,841
Contracts and other work in process	186,343	184,210
Finished goods	14,450	18,848
Total	$318,541	$316,899

Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $9.9 million and $10.4 million at July 1, 2011 and December 31, 2010, respectively. The Company records costs associated with these matters in inventory only when recovery can be estimated reliably and realization is probable.

K-MAX® inventory of $20.9 million and $23.7 million as of July 1, 2011 and December 31, 2010, respectively, is included in other work in process and finished goods. The decrease in this balance reflects inventory being used on our contract for the K-MAX® unmanned aircraft systems. Management believes that a significant portion of this K-MAX inventory will be sold after July 1, 2012, based upon the anticipation of supporting the fleet for the foreseeable future.

SH-2G(I), formerly SH-2G(A), inventory of $52.9 million and $53.7 million at July 1, 2011 and December 31, 2010, respectively, is included in contracts and other work in process inventory. Management believes that a significant portion of this inventory will be sold after July 1, 2012, based upon the time needed to market the aircraft and prepare them for sale.

8.	ENVIRONMENTAL COSTS

The following table displays the activity and balances associated with accruals related to environmental costs included in other accruals and payables and other long-term liabilities (in thousands):

Balance at December 31, 2010	$15,012
Additions to accrual	361
Payments	(488)
Changes in foreign currency	55
Balance at July 1, 2011	$14,940

For further discussion of these matters see Note 10, Commitments and Contingencies.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the three months and six months ended July 1, 2011 and July 2, 2011
(Unaudited)

9.	PENSION PLANS

Components of net pension cost for the Qualified Pension Plan and Supplemental Employees’ Retirement Plan (SERP) are as follows (in thousands):

	Qualified Pension Plan		SERP
	For the three months ended		For the three months ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Service cost for benefits earned	$3,090	$2,752	$90	$91
Interest cost on projected
benefit obligation	7,062	7,185	129	184
Expected return on plan assets	(8,835)	(7,987)	—	—
Net amortization and deferral	1,616	554	38	51
Net pension cost	$2,933	$2,504	$257	$326

	Qualified Pension Plan		SERP
	For the six months ended		For the six months ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Service cost for benefits earned	$6,040	$6,022	$180	$180
Interest cost on projected
benefit obligation	14,162	14,735	258	404
Expected return on plan assets	(17,160)	(16,051)	—	—
Effect of curtailment	—	221	560	—
Net amortization and deferral	3,391	1,555	76	127
Net pension cost	$6,433	$6,482	$1,074	$711

The Company has contributed $19.6 million to the Qualified Pension Plan and expects to contribute $4.7 million to the SERP for the 2011 plan year.  Of these amounts, the Company contributed $9.8 million to the Qualified Pension Plan and $4.1 million to the SERP during the first six months of 2011. Additionally, the remaining $9.8 million of the $19.6 million contribution to the Qualified Pension Plan was contributed in July 2011. The Company does not expect to make any further contributions to the Qualified Pension Plan during 2011. For the 2010 plan year, the Company made contributions of $35.7 million to the qualified plan and $3.4 million to the SERP.

10.	COMMITMENTS AND CONTINGENCIES

Legal Matters

FMU-143

As reported previously, the Company is involved in various litigation concerning its prior FMU-143 program at the Aerospace segment’s Orlando facility (“Orlando Facility”).  The suits involve (a) a civil action brought by the U.S. Government (“USG”) under the False Claims Act in federal district court in Orlando alleging that the Company knowingly substituted the wrong version of the bellows motor into some FMU-143 lots, for which the current damages claim is approximately $6 million and (b) various claims and counterclaims before the Armed Services Board of Contract Appeals (the “Board”) concerning performance under the program, with the USG alleging that the Company owes the USG over $15 million and the Company claiming that the USG owes it over $8 million. A trial is set for October 2011 in the False Claims Act matter. A trial regarding determination of liability in the contract matter is scheduled for July 2012.  At July 1, 2011, the Company had no amount accrued for these matters, as it believes that the likelihood of adverse outcomes to these items is remote.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the three months and six months ended July 1, 2011 and July 2, 2011
(Unaudited)

10.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Legal Matters - continued

Wichita Subpoena Matter

A grand jury subpoena has been issued out of the U.S. District Court for the District of Kansas to Kaman Aerospace Corp., Aerostructures Division, in connection with a government investigation relating to record keeping associated with the manufacture of certain composite parts. Kaman Aerospace is cooperating with the government’s investigation and believes that it has fully complied with all legal obligations in connection with the manufacture of the parts in question. At July 1, 2011, the Company had no amount accrued for this matter, as it is unable to estimate the amount of cost, if any, that might be incurred in connection with the resolution of this matter at this time. The Company believes that the likelihood of an adverse outcome to this matter is remote.

Other Matters

Revenue Sharing Agreement with the Commonwealth of Australia

Pursuant to the terms of its revenue sharing agreement with the Commonwealth of Australia, the Company will share all proceeds from the resale of the SH-2G(I), formerly SH-2G(A), aircraft, spare parts, and equipment with the Commonwealth on a predetermined basis, and total payments of at least $39.5 million (AUD) must be made to the Commonwealth regardless of sales. Cumulative payments of $26.8 million (AUD) have been made through July 1, 2011. Additional payments of $6.4 million (AUD) each must be paid in March of 2012 and 2013 to the extent that cumulative payments have not yet reached $33.1 million (AUD) and $39.5 million (AUD) as of such dates, respectively.

To secure these payments, the Company has provided the Commonwealth with a $12.7 million (AUD) unconditional letter of credit as of July 1, 2011, which is being reduced as such payments are made. As of July 1, 2011, the U.S. dollar value of the remaining $12.7 million (AUD) required payment was $13.7 million, of which $6.8 million is due no later than March 2012. In late 2008, the Company entered into foreign currency exchange contracts that limit the foreign currency risks associated with these required payments. These contracts will enable the Company to purchase $9.8 million (AUD) for $6.3 million. See Note 6, Derivative Financial Instruments, for further discussion of these instruments.

Moosup

The Connecticut Department of Environmental Protection (“CTDEP”) has given the Company approval for reclassification of groundwater in the vicinity of the Moosup, CT facility consistent with the character of the area. This facility is currently being held for disposal. The Company has completed the process of connecting neighboring properties to public drinking water in accordance with such approval and in coordination with the CTDEP and local authorities. Site characterization of the environmental condition of the property, which began in 2008, is continuing and is expected to be completed by the end of 2011.

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

New Hartford

In connection with the sale of the Music segment in 2007, the Company assumed responsibility for meeting certain requirements of the Connecticut Transfer Act (the “Transfer Act”) that applied to the transfer of the New Hartford, Connecticut, facility leased by that segment for guitar manufacturing purposes (“Ovation”). Under the Transfer Act, those responsibilities essentially consist of assessing the site's environmental conditions and remediating environmental impairments, if any, caused by Ovation's operations prior to the sale. The site is a multi-tenant industrial park, in which Ovation and other unrelated entities lease space. The environmental assessment process, which began in 2008, is still in process.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the three months and six months ended July 1, 2011 and July 2, 2011
(Unaudited)

10.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Matters - Continued

New Hartford - continued

The Company's estimate of its portion of the cost to assess the environmental conditions and remediate this site is $2.2 million, unchanged from previously reported estimates, all of which has been accrued. The total amount paid to date in connection with these environmental remediation activities is $0.5 million. A portion ($0.5 million) of the accrual related to this property is included in other accruals and payables and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Bloomfield

In connection with the 2008 purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR, the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and continues the effort to define the scope of the remediation that will be required by the CTDEP. The assumed environmental liability of $10.3 million was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $3.3 million. A portion ($1.4 million) of the accrual related to this property is included in other accruals and payables and the balance is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

United Kingdom

In connection with the purchase of Kaman U.K. Composites (“U.K. Composites”), the Company accrued, at the time of acquisition, £1.6 million for environmental compliance at the facilities. The remaining balance of the accrual at July 1, 2011 was £1.0 million, with £0.4 million having been paid to date in connection with these environmental remediation activities and £0.2 million released to income.  The U.S. dollar equivalent of the remaining environmental compliance liability as of July 1, 2011, is $1.7 million, which is included in other accruals and payables. The Company continues to assess the work that may be required, which may result in a change to this accrual. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

In December 2008, a workplace accident occurred at one of the Company’s U.K. Composites facilities in which one employee died and another was seriously injured. The local Health and Safety Executive initiated civil proceedings for alleged violations of U.K. health and safety laws and a hearing was held in March 2011. The Company was fined £0.1 million as a result of that hearing.

11.    DEBT

Revolving Credit and Term Loan Agreements

On June 10, 2011, the Company amended its $275.0 million Amended and Restated Revolving Credit Agreement and its Second Amended and Restated Term Loan Credit Agreement. These amendments allowed the Company to reduce the interest rate for these facilities to LIBOR plus 137.5 basis points compared to an interest rate of LIBOR plus 200.0 basis points prior to the amendments. In addition, the Company amended the required quarterly commitment fees on the unused revolving loan commitment amount from 0.35% to 0.50% per annum to 0.225% to 0.35% per annum, and the fees for outstanding letters of credit from 2.00% to 3.00% to 1.375% to 2.25%, based on the leverage ratio as defined in the agreements. These amendments did not result in any other changes to these facilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the three months and six months ended July 1, 2011 and July 2, 2011
(Unaudited)

12. COMPUTATION OF EARNINGS PER SHARE

The computation of basic earnings per share is based on net earnings divided by the weighted average number of shares of common stock outstanding for each period. The computation of diluted earnings per share includes the common stock equivalency of convertible debt and dilutive option awards granted to employees under the Stock Incentive Plan.

	For the three months ended		For the six months ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
	(in thousands, except per share amount)
Net earnings	$13,421	$6,077	$27,007	$7,803

Basic:
Weighted average shares outstanding	26,286	25,926	26,206	25,877
Basic earnings per share	$0.51	$0.23	$1.03	$0.30

Diluted:
Weighted average shares outstanding	26,286	25,926	26,206	25,877
Weighted average shares issuable on exercise of
dilutive stock options	262	167	245	178
Weighted average shares issuable on exercise of
convertible notes	125	—	63	—
Weighted average diluted shares outstanding	26,673	26,093	26,514	26,055

Diluted earnings per share	$0.50	$0.23	$1.02	$0.30

Excluded from the diluted earnings per share calculation for the three months and six months ended July 1, 2011, respectively, are 156,230 and 268,207 anti-dilutive option awards granted to employees. Excluded from the diluted earnings per share calculation for the three months and six months ended July 2, 2010, respectively, are 520,702 and 520,042 anti-dilutive option awards granted to employees.

In November 2010, the Company issued Convertible Notes due on November 15, 2017 in the aggregate principal amount of $115.0 million. Shares issuable under the Convertible Notes that were dilutive during the period have been included in the calculation of earnings per share as the exercise price for the Convertible Notes was less than the average share price for the period. Excluded from the diluted earnings per share calculation for the three months and six months ended July 1, 2011 are 3,386,739 shares issuable under the warrants with a strike price of $44.40 sold in connection with the Company’s convertible note offering as they would be anti-dilutive.

13.	SHARE-BASED ARRANGEMENTS

Stock Plan Activity

The following table summarizes share-based compensation expense recorded during each period presented (in thousands):

	For the three months ended		For the six months ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Stock options	$360	$295	$1,034	$856
Restricted stock awards	2,381	960	3,285	1,690
Stock appreciation rights	48	(57)	179	(26)
Employee stock purchase plan	81	67	157	134
Total share-based compensation	$2,870	$1,265	$4,655	$2,654

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the three months and six months ended July 1, 2011 and July 2, 2011
(Unaudited)

13.	SHARE-BASED ARRANGEMENTS (CONTINUED)

Stock Plan Activity - Continued

Stock option activity was as follows:

	For the three months ended		For the six months ended
	July 1, 2011		July 1, 2011
	Stock Options	Weighted-average exercise price	Stock Options	Weighted-average exercise price
Stock Options outstanding at beginning of period	1,101,183	$22.79	985,079	$20.81
Granted	—	—	183,815	31.78
Exercised	(100,178)	17.85	(157,125)	17.96
Forfeited or expired	—	—	(10,764)	19.61
Stock Options outstanding at July 1, 2011	1,001,005	$23.29	1,001,005	$23.29

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	For the three months ended		For the six months ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Expected option term	—	—	6.5 years	6.5 years
Expected volatility	—%	—%	43.9%	46.1%
Risk-free interest rate	—%	—%	2.9%	3.2%
Expected dividend yield	—%	—%	2.2%	3.3%
Per share fair value of options granted	$—	$—	$12.05	$9.28

There were no stock options granted during the three months ended July 1, 2011 and July 2, 2010.

Restricted Stock activity was as follows:

	For the three months ended		For the six months ended
	July 1, 2011		July 1, 2011
	Restricted Stock Awards	Weighted-average grant date fair value	Restricted Stock Awards	Weighted-average grant date fair value
Restricted Stock outstanding at beginning of period	353,285	$25.53	287,761	$22.84
Granted	49,734	34.87	170,934	31.94
Vested	(65,100)	31.61	(119,394)	27.67
Forfeited or expired	—	—	(1,382)	24.56
Restricted Stock outstanding at July 1, 2011	337,919	$25.73	337,919	$25.73

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the three months and six months ended July 1, 2011 and July 2, 2011
(Unaudited)

13.	SHARE-BASED ARRANGEMENTS (CONTINUED)

Stock Plan Activity - Continued

Stock Appreciation Rights (“SARs”) activity was as follows:

	For the three months ended		For the six months ended
	July 1, 2011		July 1, 2011
	Stock Appreciation Rights (SARs)	Weighted-average exercise price	Stock Appreciation Rights (SARs)	Weighted-average exercise price
SARs outstanding at beginning of period	21,700	$10.66	21,700	$10.66
Granted	—	—	—	—
Exercised	(21,700)	10.66	(21,700)	10.66
Forfeited or expired	—	—	—	—
SARs outstanding at July 1, 2011	—	$—	—	$—

The Company made payments of $0.6 million to settle stock appreciation rights (at intrinsic value) during the three months and six months ended July 1, 2011. No cash was paid to settle stock appreciation rights during the three months and six months ended July 2, 2010.

14.	GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for each segment and for the Company:

	Industrial Distribution	Aerospace	Total
In thousands
Gross balance at December 31, 2010	$39,868	$89,131	$128,999
Accumulated impairment	—	(14,181)	(14,181)
Net balance at December 31, 2010	39,868	74,950	114,818
Additions	523	637	1,160
Exchange rate changes	50	1,598	1,648
Net balance at July 1, 2011	$40,441	$77,185	$117,626

The additions to the goodwill balance relate to the Industrial Distribution segment's acquisition of a distribution business comprised of two locations for a purchase price of $0.9 million that will be merged into our existing distribution operations and earn out payments made to the former owners of one of the Aerospace segment's earlier acquisitions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the three months and six months ended July 1, 2011 and July 2, 2011
(Unaudited)

14.GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)

Other Intangible Assets

Other intangible assets consisted of:

		At July 1, 2011		At December 31, 2010
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Customer lists / relationships	10-21 years	$53,337	$(7,039)	$50,798	$(5,135)
Trademarks / trade names	3-7 years	1,398	(556)	1,396	(403)
Patents	17 years	636	(458)	657	(442)
Non-Compete Agreements and other	1-9 years	3,962	(1,806)	3,902	(1,345)
Total		$59,333	$(9,859)	$56,753	$(7,325)

The increase in the intangible asset balance relates primarily to payments made by the Company's Aerospace segment in accordance with an exclusive teaming arrangement, fluctuations in foreign currency exchange rates and the acquisition mentioned above.

15.	SEGMENT INFORMATION

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

	For the three months ended		For the six months ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
In thousands
Net sales:
Industrial Distribution	$239,307	$210,924	$478,177	$390,183
Aerospace	145,779	106,163	284,732	203,676
Net sales	$385,086	$317,087	$762,909	$593,859

Operating income:
Industrial Distribution	$12,253	$7,713	$23,984	$12,525
Aerospace	21,881	12,114	42,821	21,747
Net gain (loss) on sale of assets	(34)	(56)	(36)	520
Corporate expense	(10,998)	(8,581)	(20,085)	(19,109)
Operating income	23,102	11,190	46,684	15,683

Interest expense, net	2,821	2,337	5,891	4,391
Other income, net	(25)	(451)	(414)	(667)
Earnings before income taxes	20,306	9,304	41,207	11,959
Income tax expense	6,885	3,227	14,200	4,156
Net earnings	$13,421	$6,077	$27,007	$7,803

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the three months and six months ended July 1, 2011 and July 2, 2011
(Unaudited)

16.	SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Changes in shareholders’ equity for the six months ended July 1, 2011, were as follows (in thousands):

Balance at December 31, 2010	$362,670
Net earnings	27,007
Change in pension & post-retirement benefit plan liabilities, net	2,154
Foreign currency translation adjustment, net	4,702
Unrealized gain (loss) on derivative instruments, net	243
Dividends declared	(7,354)
Employee stock plans and related tax benefit	3,143
Share-based compensation activity	4,476
Balance at July 1, 2011	$397,041

Comprehensive income (loss) is shown below (in thousands):

	For the three months ended
	July 1, 2011	July 2, 2010
Net earnings	$13,421	$6,077
Change in pension and post-retirement benefit plan liabilities,
net of tax of expense of $613 and $236, respectively	994	393
Foreign currency translation adjustment	530	(3,235)
Unrealized gain (loss) on derivative instruments,
net of tax expense of $75 and tax benefit of $24, respectively	122	(38)
Comprehensive income	$15,067	$3,197

	For the six months ended
	July 1, 2011	July 2, 2010
Net earnings	$27,007	$7,803
Change in pension and post-retirement benefit plan liabilities,
net of tax of expense of $1,320 and $15,622, respectively	2,154	25,489
Foreign currency translation adjustment	4,702	(8,203)
Unrealized gain (loss) on derivative instruments,
net of tax expense of $150 and tax benefit of $122, respectively	243	(199)
Comprehensive income	$34,106	$24,890

Expenses reclassified from other comprehensive income into net earnings associated with pension and post-retirement benefit plans were $1.6 million and $3.5 million for the three months and six months ended July 1, 2011, respectively. Expenses reclassified from other comprehensive income into net earnings associated with pension and post-retirement benefit plans were $0.6 million and $1.7 million for the three months and six months ended July 2, 2010, respectively.

The components of accumulated other comprehensive income (loss) are shown below (in thousands):

	As of
	July 1, 2011	December 31, 2010
Changes in pension and post-retirement benefit plan liabilities	$(64,294)	$(66,448)
Foreign currency translation adjustment	(14,179)	(18,881)
Unrealized gain (loss) on derivative instruments	(728)	(971)
Accumulated other comprehensive income (loss)	$(79,201)	$(86,300)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the three months and six months ended July 1, 2011 and July 2, 2011
(Unaudited)

17.	SUBSEQUENT EVENTS

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

OVERVIEW OF BUSINESS

Kaman Corporation is composed of two business segments:

•	Industrial Distribution, the third largest power transmission/motion control industrial distributor in North America.

•	Aerospace, a manufacturer and subcontractor in the commercial and military aerospace markets.

The following is a summary of our financial performance and a recap of key events:

Financial Performance

•	Net sales increased 21.4% and 28.5% for the three months and six months ended July 1, 2011, respectively, compared to the comparable periods in the prior year.

•
Net earnings increased to $13.4 million and $27.0 million for the three months and six months ended July 1, 2011, respectively, increases of $7.3 million and $19.2 million, respectively, compared to the comparable periods in the prior year.

•	Global Aerosystems, acquired in December 2010, was accretive to net earnings for the three months and six months ended July 1, 2011.

•
Diluted net earnings per share increased to $0.50 and $1.02 for the three months and six months ended July 1, 2011, respectively, increases of $0.27 and $0.72, respectively, compared to the comparable periods in the prior year.

•	Cash flows provided by operating activities were $6.1 million for the six months ended July 1, 2011, a decrease of $7.4 million when compared to the comparable period in the prior year.

Key Events

•
During the first quarter, we were awarded a $23.8 million order from the United States Air Force (“USAF”) under Option 8 of our Joint Programmable Fuze (“JPF”) program.  During the second quarter, we were awarded an additional $23.7 million order from the USAF under Option 8 of our JPF program and a commercial JPF foreign military order of $3.1 million.

•
Through July 1, 2011, we have made cumulative payments of $26.8 million (AUD) to the Commonwealth of Australia in accordance with our settlement agreement related to the SH-2G(A) Helicopters. Of this amount, $23.9 million (AUD) was paid in the first six months of 2011, of which $23.8 million (AUD) was paid on March 14, 2011. At the exchange rate in effect on that date, the U.S. dollar value of the payment was $24.1 million; however, through the use of the Australian dollar foreign currency exchange contracts entered into in 2008 we were able to acquire the $23.8 million (AUD) for $15.5 million.

•
During the second quarter, we amended our Revolving Credit Facility and Term Loan Agreement. The amendments, among other things, allowed us to reduce the interest rates on these facilities to LIBOR plus 137.5 basis points compared to an interest rate of LIBOR plus 200.0 basis points prior to the amendments.

Outlook

We continue to experience a solid recovery in Industrial Distribution with significant growth opportunities from our 2010 acquisitions. We anticipate growth in our Aerospace segment as we are aggressively pursuing a significant number of business development opportunities, and we continue to see recovery in orders for our bearing products, in line with our expectations.

For 2011, we are updating our guidance for Industrial Distribution anticipating operating margin to be 4.7% to 4.9%. Our updated 2011 outlook is as follows:

•	Industrial Distribution:
- Sales growth of 12.0% to 15.0%
- Operating margin between 4.7% and 4.9%

•	Aerospace:
- Sales growth of 13.0% to 16.0%
- Operating margin between 15.2% and 15.5%

•	Corporate expenses of approximately $43.0 million to $44.0 million for the year (1)

•	Interest expense of approximately $12.5 million

•	Estimated tax rate of 35.0%

•	Free cash flow in the range of $30.0 to $35.0 million

(1) The outlook for corporate expenses excludes the non-recurring benefit of $2.4 million recognized in the first quarter of 2011, resulting from the death of a former executive.

CONSOLIDATED RESULTS OF OPERATIONS

Net Sales

	For the three months ended		For the six months ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
	(in thousands)
Net Sales	$385,086	$317,087	$762,909	$593,859
$ change	67,999	23,864	169,050	6,601
% change	21.4%	8.1%	28.5%	1.1%

The increases in net sales for the three months and six months ended July 1, 2011 versus the comparable periods in 2010 were attributable to an increase in sales at both our segments.  Foreign currency exchange rates had a $2.2 million and $3.1 million favorable impact on sales during the three months and six months ended July 1, 2011, respectively. See segment discussion below for additional information.

Gross Profit

	For the three months ended		For the six months ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
	(in thousands)
Gross Profit	$106,169	$83,260	$210,447	$156,015
$ change	22,909	4,789	54,432	(151)
% change	27.5%	6.1%	34.9%	(0.1)%
% of net sales	27.6%	26.3%	27.6%	26.3%

Gross profit increased for the three months and six months ended July 1, 2011 versus the comparable periods in 2010 primarily due to organic increases in gross profit at both our segments, and the contribution of gross profit from our 2010 acquisitions. The organic increase in gross profit in our Aerospace segment was due to increased gross profit on sales under our fuze programs, increased sales volume related to our bearing product lines for the commercial and regional / business jet markets and the absence of program related losses at our Aerospace Wichita facility. The organic increase in gross profit in our Industrial Distribution segment was primarily a result of higher sales volume compared to the prior year and higher gross margin rates despite increased pricing pressures from suppliers.

Selling, General & Administrative Expenses (S,G&A)

	For the three months ended		For the six months ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
	(in thousands)
S,G and A	$83,033	$72,014	$163,727	$140,852
$ change	11,019	9,763	22,875	10,216
% change	15.3%	15.7%	16.2%	7.8%
% of net sales	21.6%	22.7%	21.5%	23.7%

S,G&A increased for the three months and six months ended July 1, 2011 versus the comparable periods in 2010 due to increased expenses at both our segments, including $3.0 million and $11.5 million of expense related to our 2010 acquisitions for the three-month and six-month periods, respectively, and an increase in our Corporate expenses. The higher expense at our Industrial Distribution segment was attributable to the acquisitions and an increase in variable costs such as sales commissions and other employee related costs resulting from the higher sales volume. The increase in expense at our Aerospace segment was due to the additional expense resulting from the 2010 acquisition of Global Aerosystems and an increase in legal fees associated with the FMU-143 program litigation matters. The increase in our Corporate expenses was primarily due to increased incentive compensation expense and higher group health insurance expense, partially offset by lower acquisition related costs and, for the six-month period, a non-recurring benefit of $2.4 million associated with the death of a former executive.

Operating Income

	For the three months ended		For the six months ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
	(in thousands)
Operating Income	$23,102	$11,190	$46,684	$15,683
$ change	11,912	(4,977)	31,001	(9,887)
% change	106.5%	(30.8)%	197.7%	(38.7)%
% of net sales	6.0%	3.5%	6.1%	2.6%

The increase in operating income for the three months and six months ended July 1, 2011 versus the same periods in 2010 was primarily driven by increases in operating income at both our segments.  See segment discussion below for additional information.

Interest Expense, Net

	For the three months ended		For the six months ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
	(in thousands)
Interest Expense, net	$2,821	$2,337	$5,891	$4,391

Net interest expense generally consists of interest charged on the revolving credit facility and other borrowings, offset by interest income. The increases in net interest expense for the three months and six months ended July 1, 2011 versus the comparable periods in 2010 were primarily due to interest expense on our convertible notes and higher amortization of capitalized fees, offset by lower average borrowings during each period.

Effective Income Tax Rate

	For the three months ended		For the six months ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
	(in thousands)
Effective Income Tax Rate	33.9%	34.7%	34.5%	34.8%

The effective tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the year. We anticipate the annualized effective tax rate in 2011 will be approximately 35.0%.

Other Matters

Information regarding our various environmental remediation activities and associated accruals can be found in Note 10, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements.

SEGMENT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Industrial Distribution Segment

Results of Operations

	For the three months ended		For the six months ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
	(in thousands)
Net sales	$239,307	$210,924	$478,177	$390,183
$ change	28,383	54,970	87,994	57,323
% change	13.5%	35.2%	22.6%	17.2%

Acquisition sales	$10,331	$—	$47,953	$—

Organic sales	$228,976	$210,924	$430,224	$390,183
Sales days	64	64	129	129
Organic sales per sales day (a)	$3,578	$3,296	$3,335	$3,025

Operating income	$12,253	$7,713	$23,984	$12,525
$ change	4,540	4,648	11,459	6,681
% change	58.9%	151.6%	91.5%	114.3%
% of net sales	5.1%	3.7%	5.0%	3.2%

(a)Organic sales per sales day is a metric management uses to evaluate performance trends at its Industrial Distribution segment and is calculated by taking total organic sales for the quarter divided by the number of sales days during the quarter. An acquisition is included in organic sales beginning with the thirteenth month following the date of acquisition. See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures.

Net Sales

Net sales for the three months and six months ended July 1, 2011 increased versus the comparable periods in 2010 due to increases of 8.6% and 10.3%, respectively, in organic sales for each period and the incremental sales associated with the acquisitions completed in 2010. The growth in organic sales is due to increases in sales volume to both Original Equipment Manufacturer ("OEM") and Maintenance, Repair and Operations ("MRO") customers and the impact of favorable foreign currency exchange rates for the three months and six months ended July 1, 2011 of $0.8 million and $1.4 million, respectively.

Operating Income

Operating income increased for the three months and six months ended July 1, 2011 versus the comparable periods in 2010 primarily due to the increased sales volume and the resulting impact on our ability to leverage operating costs, higher rebate income and the contribution of operating income by our 2010 acquisitions. The increases were partially offset by an increase in variable costs such as sales commissions and other employee related costs resulting from the higher sales volume.

Aerospace Segment

Results of Operations

	For the three months ended		For the six months ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
	(in thousands)
Net sales	$145,779	$106,163	$284,732	$203,676
$ change	39,616	(31,106)	81,056	(50,722)
% change	37.3%	(22.7)%	39.8%	(19.9)%

Operating income	$21,881	$12,114	$42,821	$21,747
$ change	9,767	(9,486)	21,074	(15,150)
% change	80.6%	(43.9)%	96.9%	(41.1)%
% of net sales	15.0%	11.4%	15.0%	10.7%

Backlog			$535,746	$460,667

Net sales increased for the three months and six months ended July 1, 2011 versus the comparable period in 2010 due to:

•	commercial sales to foreign militaries of the JPF fuze;

•	an increase in sales volume on bearings products in the commercial and business / regional jet markets;

•	the incremental contribution of sales from the acquisition of Global Aerosystems;

•	work on our portion of the U.S. Naval Air Systems Command contract for K-MAX® unmanned aircraft systems;

•	higher priced sales and an increase in volume on our JPF program to the United States Government (“USG”) under Option 6, which has a higher per fuze price than Option 5; and

•	increased sales volume related to tooling packages manufactured by our U.K. tooling facility.

Additionally, for the six months ended July 1, 2011 net sales increased due to increased sales volume on our other legacy fuze programs and initial deliveries on our Boeing A-10 program.

These increases were partially offset by:

•	reduced shipments under our Sikorsky BLACKHAWK helicopter cockpit program for the three months ended July 1, 2011;

•	lower volume on our helicopter after market programs, including the Egypt SH-2G(E) upgrade program, the K-MAX® fleet program and blade erosion coating programs; and

•	a decrease in offload volume at U.K. Composites.

Operating income increased for the three months and six months ended July 1, 2011 versus the comparable periods in 2010 due to:

•	higher gross profit generated by our bearings products resulting from the increased sales volume noted above;

•	contribution of gross profit from the K-MAX® unmanned aircraft systems;

•	gross profit generated from the increased sales on our fuze programs, including the impact of increased pricing on our USG JPF program beginning with Option 6;

•	the absence of program related losses at our Aerospace Wichita facility; and

•	operating income contributed by Global Aerosystems.

These increases were partially offset by decreased gross profit on our helicopter aftermarket programs due to decreased volume.

Major Programs/Product Lines

Below is a discussion of the significant changes in the Aerospace segment’s major programs during the first six months of 2011. Please see our 2010 Form 10-K for a discussion of our Aerospace segment’s programs.

FMU-152 – Joint Programmable Fuze (“JPF”)

We manufacture the JPF, an electro-mechanical bomb safe and arming device, which allows the settings of a weapon to be programmed in flight. During 2009 we entered into a contract modification with the USG for the award of Options 6, 7 and 8 under our multi-option JPF contract. During the first quarter, we were awarded a $23.8 million JPF order from the USAF for fuzes to be delivered in 2012 and 2013 under Option 8 of the program. During the second quarter, we were awarded an additional $23.7 million order from the USAF under Option 8 of our JPF program and a commercial JPF foreign military order of $3.1 million. Total JPF backlog at July 1, 2011 is $137.2 million.

A-10

In 2008, the segment signed a five-year requirements contract with Boeing for the production of wing control surfaces (inboard and outboard flaps, slats and deceleron assemblies) for the U.S. Air Force’s A-10 fleet. Initial deliveries under this program began in the third quarter of 2010; however, our customer's scheduling has changed and the timing of deliveries has shifted. We expect to deliver 10 ship sets in 2011, and full rate production for this program to begin in the fourth quarter of 2012, with an average of approximately 47 ship sets being delivered per year.

Other Matters

We continue to work with potential customers for the 11 SH-2G(I) aircraft, spare parts and equipment. Several foreign governments have expressed various levels of interest in the aircraft and we have received small orders for the spare parts and related equipment.

For a discussion of other matters related to our Aerospace segment see Note 10, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Discussion and Analysis of Cash Flows

We assess liquidity in terms of our ability to generate cash to fund working capital and investing and financing activities. Significant factors affecting liquidity include: cash flows generated from or used by operating activities, capital expenditures, investments in our business segments and their programs, acquisitions, divestitures, dividends, adequacy of available bank lines of credit, and factors that might otherwise affect the company's business and operations generally, as described under the headings “Risk Factors” and “Forward-Looking Statements” in Item 1A of Part I of our 2010 Form 10-K.

We continue to rely upon bank financing as an important source of liquidity for our business activities including acquisitions. We believe this, when combined with cash generated from operating activities, will be sufficient to support our anticipated cash requirements for the foreseeable future. However, we may decide to raise additional debt or equity capital to support other business activities including potential future acquisitions. We anticipate our capital expenditures will be approximately $30.0 to $35.0 million in 2011, primarily related to machinery and equipment and information technology infrastructure, including completion of an information technology back-up data center. We anticipate a variety of items, in addition to our working capital requirements, will have an impact on our liquidity during the next 12 months. These may include one or more of the matters described in Note 10, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements, including the FMU-143 litigation and continued legal costs associated with that matter, the revenue sharing arrangement with the Commonwealth of Australia, the cost of existing environmental remediation matters, required pension and Supplemental Employees’ Retirement Plan (“SERP”) contributions or the extension of payment terms by our customers. However, we do not believe any of these matters will lead to a shortage of capital resources or liquidity that would prevent us from continuing with our business operations as expected.

We regularly monitor credit market conditions to identify potential issues that may adversely affect, or provide opportunities for, the securing and/or pricing of additional financing, if any, that may be necessary to continue with our growth strategy and finance working capital requirements.  This is evidenced by the replacement of our Revolving Credit Agreement and amendment of our Term Loan Agreement during the third quarter of 2010, our $115.0 million issuance of convertible notes in November 2010 and the repricing of the Revolving Credit Agreement and Term Loan Agreement in June 2011.

Management regularly monitors its pension plan asset performance and the assumptions used in the determination of our benefit obligation, comparing them to actual performance. We continue to believe the assumptions selected are valid due to the long-term nature of our benefit obligation.

Pursuant to the terms of the revenue sharing agreement with the Commonwealth of Australia, we will share all proceeds from the resale of the SH-2G(I), formerly SH-2G(A), aircraft, spare parts, and equipment with the Commonwealth on a predetermined basis. Total payments of at least $39.5 million (AUD) must be made to the Commonwealth regardless of sales. Cumulative payments of $26.8 million (AUD) have been made through July 1, 2011. Additional payments of $6.4 million (AUD) each must be paid in March of 2012 and 2013 to the extent that cumulative payments have not yet reached $33.1 million (AUD) and $39.5 million (AUD) as of such dates, respectively.

To secure these payments, we have provided the Commonwealth with a $12.7 million (AUD) unconditional letter of credit, which is being reduced as such payments are made. As of July 1, 2011, the U.S. dollar value of the remaining $12.7 million (AUD) required payment was $13.7 million, of which $6.8 million is due no later than March 2012. In late 2008, we entered into foreign currency exchange contracts that limit the foreign currency risks associated with these required payments. These contracts will enable us to purchase $9.8 million (AUD) for $6.3 million. See Note 6, Derivative Financial Instruments, of the Notes to Condensed Consolidated Financial Statements for further discussion of these instruments.

A summary of our consolidated cash flows is as follows:

	For the six months ended
	July 1, 2011	July 2, 2010	2011 vs. 2010
	(in thousands)
Total cash provided by (used in):
Operating activities	$6,146	$13,509	$(7,363)
Investing activities	(14,001)	(56,723)	42,722
Financing activities	(5,171)	34,134	(39,305)
Increase (decrease) in cash and cash equivalents	$(13,026)	$(9,080)	$(3,946)
Free Cash Flow (a):
Net cash provided by (used in) operating activities	$6,146	$13,509	$(7,363)
Expenditures for property, plant and equipment	(12,530)	(8,124)	(4,406)
Free cash flow	$(6,384)	$5,385	$(11,769)

(a)Free Cash Flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less expenditures for property plant and equipment, both of which are presented on our condensed consolidated statements of cash flows. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.

Net cash provided by operating activities decreased $7.4 million for the six months ended July 1, 2011 versus the comparable period in 2010 primarily due to the settlement of our first guaranteed payment to the Commonwealth of Australia and the timing of payments made to our suppliers, offset by increased net earnings, driven by increased operating income at both our segments, and the receipt of cash from our counterparties upon settlement of our Australian dollar foreign currency exchange contracts.

Net cash used in investing activities decreased $42.7 million for the six months ended July 1, 2011 versus the comparable period in 2010, primarily due to a decrease in cash used for acquisitions offset in part by an increase in cash used for the purchase of property, plant and equipment.

Net cash provided by financing activities decreased $39.3 million for the six months ended July 1, 2011 versus the comparable period in 2010, primarily due to a decrease in borrowings under the Revolving Credit Agreement.

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

On June 10, 2011, we amended our Revolving Credit Agreement and Term Loan Agreement. These amendments reduced the interest rate for these facilities to LIBOR plus 137.5 basis points compared to an interest rate of LIBOR plus 200.0 basis points prior to the amendments. In addition, we amended the required quarterly commitment fees on the unused revolving loan commitment amount from 0.35% to 0.50% per annum to 0.225% to 0.35% per annum, and the fees for outstanding letters of credit from 2.00% to 3.00% to 1.375% to 2.25%, based on the leverage ratio as defined in the agreements. These amendments did not result in any other changes to these facilities.

Interest rates on amounts outstanding under the Revolving Credit Agreement and the Term Loan Agreement are variable. At July 1, 2011, the interest rate for the outstanding amounts on both the Revolving Credit Agreement and Term Loan Agreement was 1.56%.  At December 31, 2010, the interest rate for the outstanding amounts on both the Revolving Credit Agreement and Term Loan Agreement was 2.39%.

During the first quarter of 2009, we entered into interest rate swap agreements for the purpose of hedging our eight quarterly variable-rate interest payments on the Term Loan Agreement due in 2010 and 2011. These interest rate swap agreements are designated as cash flow hedges. They are intended to manage interest rate risk associated with our variable-rate borrowings and minimize the impact on our earnings and cash flows of interest rate fluctuations attributable to changes in LIBOR rates. During the three months ended July 1, 2011 and July 2, 2010 we recorded $0.2 million and $0.1 million of additional interest expense associated with the interest rate swap agreements. During the six months ended July 1, 2011 and July 2, 2010 we recorded $0.4 million and $0.3 million of additional interest expense associated with the interest rate swap agreements.

The financial covenants associated with the Revolving Credit Agreement and Term Loan Agreement include a requirement that (i) the ratio of Consolidated Senior Secured Indebtedness to Consolidated EBITDA, as defined in the Revolving Credit Agreement, cannot be greater than 3.50 to 1.00, (ii) the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, as defined in the Revolving Credit Agreement, cannot be greater than 4.00 to 1.00, and (iii) the ratio of Consolidated EBITDA, as defined in the Revolving Credit Agreement, to the sum of (a) all interest, premium payments, debt discounts, fees, charges and related expenses and (b) the portion of rent expense under capital leases that is treated as interest expense cannot be less than 4.00 to 1.00. We were in compliance with those financial covenants as of and for the quarter ended July 1, 2011, and we do not anticipate noncompliance in the foreseeable future.

Total average bank borrowings during the quarter ended July 1, 2011 were $48.5 million compared to $98.0 million for the year ended December 31, 2010. As of July 1, 2011 and December 31, 2010, there was $256.1 million and $228.2 million available for borrowing, respectively, under the Revolving Credit Agreement, net of letters of credit. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Agreement. A total of $18.9 million and $43.2 million in letters of credit was outstanding under the Revolving Credit Agreement as of July 1, 2011 and December 31, 2010, respectively.  At July 1, 2011 and December 31, 2010, $13.7 million and $37.5 million of our letters of credit, respectively, related to the guaranteed minimum payments to Australia in connection with the ownership transfer of the 11 SH-2G(A) helicopters (along with spare parts and associated equipment). The letter of credit balance will continue to be reduced as payments are made to Australia.

Other Sources/Uses of Capital

We have contributed $19.6 million to the qualified pension plan and and expect to contribute $4.7 million to the SERP for the 2011 plan year. Of these amounts $9.8 million and $4.1 million, respectively, had been contributed as of July 1, 2011. The remaining $9.8 million of the $19.6 million contribution to the qualified pension plan was contributed in July 2011. We do not expect to make any further contributions to the qualified pension plan during 2011. For the 2010 plan year, we contributed $35.7 million to the qualified pension plan, $25.0 million of which was voluntary, and $3.4 million to the SERP.

In November 2000, our Board of Directors approved a replenishment of our stock repurchase program, providing for repurchase of an aggregate of 1.4 million common shares for use in administration of our stock plans and for general corporate purposes. There were no shares repurchased during the first six months of 2010 or 2011 under this program. At July 1, 2011, approximately 1.1 million shares were authorized for repurchase under this program.

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

Organic Sales per Sales Day

Organic sales per sales day is defined as GAAP “Net sales from the Industrial Distribution segment” less sales derived from Industrial Distribution segment acquisitions completed during the preceding twelve months divided by the number of sales days in a given period.  Sales days are the number of business days that the Industrial Distribution segment’s branch locations were open for business and exclude weekends and holidays.  Management believes sales per sales day provides investors with an important perspective on how net sales may be impacted by the number of days the segment is open for business. Management uses sales per sales day as a measurement to compare periods in which the numbers of sales days differ.

Free Cash Flow

Free cash flow is defined as GAAP “Net cash provided by (used in) operating activities” less “Expenditures for property, plant and equipment.”  Management believes free cash flow provides investors with an important perspective on the cash available for dividends to shareholders, debt repayment, and acquisitions after making capital investments required to support ongoing business operations and long-term value creation.  Free cash flow does not represent the residual cash flow available for discretionary expenditures as it excludes certain mandatory expenditures such as repayment of maturing debt.  Management uses free cash flow internally to assess both business performance and overall liquidity.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes outside the ordinary course of business in our contractual obligations or off-balance sheet arrangements during the first six months of 2011. Please see our 2010 Form 10-K for a discussion of our contractual obligations and off-balance sheet arrangements.

RECENT ACCOUNTING STANDARDS

A summary of recent accounting standards is included in Note 2, Recent Accounting Standards, of the Notes to Condensed Consolidated Financial Statements, which is included in Item 1, Financial Statements, of this Form 10-Q.

CRITICAL ACCOUNTING ESTIMATES

Preparation of the company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements in the Company’s 2010 Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the Company's critical accounting policies and significant estimates in 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the Company’s exposure to market risk during the first six months of 2011. Please see the Company’s 2010 Form 10-K for a discussion of the Company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 1, 2011. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of July 1, 2011, the disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in internal controls over financial reporting at the Company that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Kaman Corporation and Subsidiaries
Part II – Other Information

Item 1A. Risk Factors

There have been no significant changes in the Company’s risk factors during the first six months of 2011. Please see the Company’s 2010 Form 10-K for a discussion of the Company’s risk factors.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking information relating to the Company's business and prospects, including the Aerospace and Industrial Distribution businesses, operating cash flow, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of competitions for government programs and thereafter contract negotiations with government authorities, both foreign and domestic; 2) political conditions in countries where the Company does or intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) satisfactory conclusion to government inquiries or investigations regarding government programs; 5) domestic and foreign economic and competitive conditions in markets served by the Company, particularly the defense, commercial aviation and industrial production markets; 6) risks associated with successful implementation and ramp up of significant new programs; 7) potential difficulties associated with variable acceptance test results, given sensitive production materials and extreme test parameters; 8) management's success in increasing the volume of profitable work at the Wichita facility; 9) successful resale of the SH-2G(I) aircraft, equipment and spare parts; 10) receipt and successful execution of production orders for the JPF U.S. government contract, including the exercise of all contract options and receipt of orders from allied militaries, as all have been assumed in connection with goodwill impairment evaluations; 11) satisfactory resolution of (i) the Company’s litigation relating to the FMU-143 program and (ii) the Wichita subpoena matter; 12) continued support of the existing K-MAX® helicopter fleet, including sale of existing K-MAX® spare parts inventory; 13) cost estimates associated with environmental remediation activities at the Bloomfield, Moosup and New Hartford, CT facilities and our U.K. facilities; 14) profitable integration of acquired businesses into the Company's operations; 15) changes in supplier sales or vendor incentive policies; 16) the effects of price increases or decreases; 17) the effects of pension regulations, pension plan assumptions and future contributions; 18) future levels of indebtedness and capital expenditures; 19) continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs for such items; 20) the effects of currency exchange rates and foreign competition on future operations; 21) changes in laws and regulations, taxes, interest rates, inflation rates and general business conditions; 22) future repurchases and/or issuances of common stock; and 23) other risks and uncertainties set forth in the Company's annual, quarterly and current reports, proxy statements and other filings with the SEC. Any forward-looking information provided in this report should be considered with these factors in mind. The Company assumes no obligation to update any forward-looking statements contained in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Purchases of Equity Securities

The following table provides information about purchases of Common Stock by the Company during the three months ended July 1, 2011:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (b)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
April 2, 2011 – April 29, 2011	—	$—	—	1,130,389
April 30, 2011 – May 27, 2011	—	$—	—	1,130,389
May 28, 2011 – July 1, 2011	11,243	$33.82	—	1,130,389
Total	11,243		—

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

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934	attached
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934	attached
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	attached
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	attached
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Kaman Corporation and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAMAN CORPORATION
Registrant
Date:	August 4, 2011		/s/ Neal J. Keating
		By:	Neal J. Keating
Chairman, President and
Chief Executive Officer
(Duly Authorized Officer)

Date:	August 4, 2011		/s/ William C. Denninger
		By:	William C. Denninger
Senior Vice President and
Chief Financial Officer

KAMAN CORPORATION

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934	attached
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934	attached
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	attached
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	attached
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.