Form 10-Q
period 2011-09-30
KAMAN CORP
filed 2011-11-02
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes         ☐            No          ☒

At October 28, 2011, there were 26,209,307 shares of Common Stock outstanding.

Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts) (Unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$15,220	$32,232
Accounts receivable, net	193,442	173,620
Inventories	327,564	316,899
Deferred income taxes	25,310	26,357
Income tax receivable	—	2,420
Other current assets	26,740	33,425
Total current assets	588,276	584,953
Property, plant and equipment, net of accumulated depreciation of $139,844 and $130,685, respectively	97,152	89,719
Goodwill	124,384	114,818
Other intangibles assets, net	50,400	49,428
Deferred income taxes	27,291	33,740
Other assets	18,692	23,099
Total assets	$906,195	$895,757
Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable	$1,410	$2,980
Current portion of long-term debt	5,000	5,000
Accounts payable – trade	109,240	95,416
Accrued salaries and wages	34,943	31,730
Current portion of amount due to Commonwealth of Australia	6,116	24,399
Other accruals and payables	58,130	61,676
Income taxes payable	1,511	644
Total current liabilities	216,350	221,845
Long-term debt, excluding current portion	143,323	140,443
Deferred income taxes	6,997	7,556
Underfunded pension	83,589	98,624
Due to Commonwealth of Australia, excluding current portion	6,191	13,102
Other long-term liabilities	50,333	51,517
Commitments and contingencies
Shareholders' equity:
Preferred stock, $1 par value, 200,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized, voting, 26,457,300 and 26,091,067 shares issued, respectively	26,457	26,091
Additional paid-in capital	107,616	97,903
Retained earnings	353,656	325,844
Accumulated other comprehensive income (loss)	(84,077)	(86,300)
Less 181,279 and 64,949 shares of common stock, respectively, held in treasury, at cost	(4,240)	(868)
Total shareholders’ equity	399,412	362,670
Total liabilities and shareholders’ equity	$906,195	$895,757

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Net sales	$356,520	$359,545	$1,119,429	$953,404
Cost of sales	255,219	265,782	807,681	703,626
Gross profit	101,301	93,763	311,748	249,778
Selling, general and administrative expenses	80,945	74,166	244,672	215,018
Net (gain)/loss on sale of assets	14	5	50	(515)
Operating income	20,342	19,592	67,026	35,275
Interest expense (income), net	2,733	(3,529)	8,624	862
Other (income) expense, net	(176)	(24)	(590)	(691)
Earnings before income taxes	17,785	23,145	58,992	35,104
Income tax expense	5,426	7,320	19,626	11,476
Net earnings	$12,359	$15,825	$39,366	$23,628

Net earnings per share:
Basic net earnings per share	$0.47	$0.61	$1.50	$0.91
Diluted net earnings per share	$0.47	$0.61	$1.48	$0.91

Average shares outstanding:
Basic	26,339	25,956	26,250	25,904
Diluted	26,561	26,104	26,530	26,071

Dividends declared per share	$0.16	$0.14	$0.44	$0.42

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Nine Months Ended
	September 30, 2011	October 1, 2010
Cash flows from operating activities:
Net earnings	$39,366	$23,628
Adjustments to reconcile net earnings to
net cash provided by (used in) operating activities:
Depreciation and amortization	16,562	15,267
Change in allowance for doubtful accounts	98	501
Accretion of convertible notes discount	1,230	—
Net (gain) loss on sale of assets	50	(515)
(Gain) on amount due to Commonwealth of Australia, net of gain (loss) on derivative instruments	(123)	(690)
Stock compensation expense	5,720	3,567
Excess tax (benefit) from share-based compensation arrangements	(742)	(214)
Deferred income taxes	4,634	2,247
Changes in assets and liabilities, excluding effects of acquisitions/divestures:
Accounts receivable	(18,342)	(24,111)
Inventories	(9,563)	(10,690)
Income tax receivable	(2,420)	(1,401)
Other current assets	13,353	649
Accounts payable - trade	3,880	11,659
Accrued contract losses	(31)	3,400
Advances on contracts	453	1,042
Accrued expenses and payables	(22,176)	9,898
Income taxes payable	854	(4,948)
Pension liabilities	(12,890)	(3,121)
Other long-term liabilities	(4,416)	952
Net cash provided by (used in) operating activities	15,497	27,120

Cash flows from investing activities:
Proceeds from sale of assets	242	1,087
Expenditures for property, plant & equipment	(19,416)	(14,505)
Acquisition of businesses including earn out adjustments, net of cash received	(12,965)	(52,073)
Other, net	252	286
Cash provided by (used in) investing activities	(31,887)	(65,205)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit agreements	4,490	45,629
Debt repayment	(3,750)	(3,750)
Net change in book overdraft	9,239	3,013
Proceeds from exercise of employee stock options and employee purchases of stock	4,537	1,817
Purchase of treasury stock	(3,372)	—
Dividends paid	(10,998)	(10,864)
Debt issuance costs	(715)	(2,321)
Windfall tax benefit	742	214
Other	(636)	(362)
Cash provided by (used in) financing activities	(463)	33,376

Net increase (decrease) in cash and cash equivalents	(16,853)	(4,709)
Effect of exchange rate changes on cash and cash equivalents	(159)	(1,352)
Cash and cash equivalents at beginning of period	32,232	18,007
Cash and cash equivalents at end of period	$15,220	$11,946

See accompanying notes to the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and nine months ended September 30, 2011 and October 1, 2010
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

The Company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The third quarter for 2011 and 2010 ended on September 30, 2011 and October 1, 2010, respectively.

2.	RECENT ACCOUNTING STANDARDS

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-08, “Intangibles - Goodwill and Other (ASC Topic 350) - Testing Goodwill for Impairment.” ASU No. 2011-08 intends to simplify goodwill impairment testing by permitting assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the two-step goodwill impairment test currently required under ASC 350, Intangibles - Goodwill and Other. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date after September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued. The Company plans to adopt this guidance early and apply its provisions for its annual impairment test for 2011. The Company does not expect that the adoption of this guidance will have a significant impact on its Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220) - Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The guidance requires changes in presentation only and will have no significant impact on the Company's Consolidated Financial Statements.

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

Cash payments for interest were $6.8 million and $5.9 million for the nine months ended September 30, 2011, and October 1, 2010, respectively. Cash payments for income taxes, net of refunds, for the same periods were $10.9 million and $14.0 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and nine months ended September 30, 2011 and October 1, 2010
(Unaudited)

4.	ACCQUISITIONS

On September 2, 2011, the Company acquired Target Electronic Supply (“Target”) for $14.2 million, inclusive of working capital adjustments and contingent consideration. Target, founded in 1978, has become part of the Company's Industrial Distribution segment. Target is a leading motion control distributor in the New England area with locations in Massachusetts, Connecticut and New Hampshire.

The acquisition was accounted for as a purchase transaction. The value of the assets acquired and liabilities assumed were recorded based on their fair value at the date of acquisition. The fair value of assets acquired and liability assumed are as follows (in thousands):

Cash	$20
Accounts receivable	1,583
Inventories	1,822
Property, plant and equipment	88
Other tangible assets	20
Goodwill	8,451
Other intangible assets	2,980
Other liabilities	(710)
Total of net assets acquired	14,254
Less cash received	(20)
Plus debt assumed	—
Total consideration	$14,234

The Company has paid $10.6 million of the total consideration of $14.2 million through September 30, 2011. The remaining $3.6 million represents the contingent consideration and working capital adjustment holdback. The Company recorded a $3.4 million contingent consideration liability, which is based on the attainment of certain gross profit targets by the acquired business through 2014. The total possible undiscounted payments could range from zero to $4.0 million. The goodwill is tax deductible (excluding the portion relating to the contingent consideration liability, which is not deductible until paid). The goodwill is the result of expected synergies from combining the operations of the acquired business with the Company's operations and intangible assets that do not qualify for separate recognition, such as an assembled workforce. There is $1.1 million of revenue from this acquisition included in the Condensed Consolidated Statement of Operations for the three months and nine months ended September 30, 2011.

The fair value of the identifiable intangible assets of $3.0 million, consisting of trade names and customer relationships, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the trade names and the discounted cash flows method was utilized for the customer relationships. The trade names, $0.1 million, are being amortized over a period of 3 years, and the customer relationships, $2.9 million, are being amortized over a period of 8 years, the estimated lives of the assets.

During the second quarter, the Company acquired a distribution business comprised of two locations for a purchase price of $0.9 million that has been merged into our existing distribution operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the three months and nine months ended September 30, 2011 and October 1, 2010
(Unaudited)

5.	ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Trade receivables	$120,147	$102,679
U.S. Government contracts:
Billed	28,524	37,278
Costs and accrued profit – not billed	3,085	7,521
Commercial and other government contracts:
Billed	45,233	29,973
Costs and accrued profit – not billed	375	—
Less allowance for doubtful accounts	(3,922)	(3,831)
Accounts receivable, net	$193,442	$173,620

Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $0.2 million and $0.5 million at September 30, 2011 and December 31, 2010, respectively. The Company records revenue associated with these matters only when recovery can be estimated reliably and realization is probable.

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

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine their fair value at the measurement date (in thousands):

	Carrying Value at September 30, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative instruments	$2,971	$—	$2,971	$—
Total Assets	$2,971	$—	$2,971	$—

Derivative instruments	$203	$—	$203	$—
Contingent consideration	3,355	—	—	3,355
Total Liabilities	$3,558	$—	$203	$3,355

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the three months and nine months ended September 30, 2011 and October 1, 2010
(Unaudited)

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

	Total Carrying Value at December 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative instruments	$12,623	$—	$12,623	$—
Total Assets	$12,623	$—	$12,623	$—

Derivative instruments	$806	$—	$806	$—
Total Liabilities	$806	$—	$806	$—

The Company’s derivative instruments are limited to foreign exchange contracts and interest rate swaps that are measured at fair value using observable market inputs such as forward rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy and have been included in other current assets, other assets and other long-term liabilities on the Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010. Based on the continued ability to trade and enter into forward contracts and interest rate swaps, we consider the markets for our derivative instruments to be active.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that, as of September 30, 2011, such credit risks have not had an adverse impact on the fair value of these instruments.

The Company’s contingent consideration liability of $3.4 million is associated with the acquisition of Target. This liability was measured at fair value based on the potential payments of the liability associated with the unobservable input of the estimated post-acquisition financial results of Target through 2014 and, therefore, is a Level 3 liability. See Note 4, Acquisitions, for further discussion of this acquisition. There was no change in the estimated fair value from the acquisition date through September 30, 2011.

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

Derivatives Designated as Cash Flow Hedges

The Company’s Term Loan Credit Agreement (“Term Loan”) contains floating rate obligations and is subject to interest rate fluctuations. During 2009, the Company entered into interest rate swap agreements for the purposes of hedging the eight quarterly variable-rate interest payments on its Term Loan due in 2010 and 2011. These interest rate swap agreements are designated as cash flow hedges. They are intended to manage interest rate risk associated with the Company’s variable-rate borrowings and minimize the impact of interest rate fluctuations on the Company’s earnings and cash flows attributable to changes in LIBOR rates. The Company will include in earnings amounts currently included in accumulated other comprehensive income upon payment of its last remaining quarterly variable-rate interest payment.

The Company holds foreign exchange contracts designed to hedge forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on the Company’s earnings and cash flows. Some of these contracts were designated as cash flow hedges. The Company will include in earnings amounts currently included in accumulated other comprehensive income upon recognition of cost of sales related to the underlying transactions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the three months and nine months ended September 30, 2011 and October 1, 2010
(Unaudited)

7.	DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Derivatives Designated as Cash Flow Hedges – Continued

The following table shows the fair value of derivative instruments designated as cash flow hedging instruments (in thousands):

		Fair Value
	Balance Sheet Location	September 30, 2011	December 31, 2010	Notional Amount
Derivative Liabilities
Interest rate swap contracts	Other liabilities	$203	$806	$40,000
Total		$203	$806

The following table shows the gain or (loss) recognized in other comprehensive income for derivatives designated as cash flow hedges (in thousands):

	For the three months ended		For the nine months ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Interest rate swap contracts	$(3)	$(181)	$(51)	$(774)
Total	$(3)	$(181)	$(51)	$(774)

During the three months and nine months ended September 30, 2011, the loss reclassified to earnings from other comprehensive income for derivative instruments designated as cash flow hedges was $0.2 million and $0.7 million, respectively.  During the three months and nine months ended October 1, 2010, the loss reclassified to earnings from other comprehensive income for derivative instruments designated as cash flow hedges was $0.1 million and $0.4 million, respectively.  Over the next twelve months, the Company expects to reclassify $0.1 million to earnings from other comprehensive income for derivative instruments designated as cash flow hedges.

During the three months and nine months ended September 30, 2011 and October 1, 2010, no amounts were recorded for the ineffective portion of derivative instruments designated as cash flow hedges.

Derivatives Not Designated as Hedging Instruments

The following table shows the fair value of derivative instruments not designated as hedging instruments (in thousands):

		Fair Value
	Balance Sheet Location	September 30, 2011	December 31, 2010	Notional Amount
Derivative Assets
Foreign exchange contracts	Other current assets	$—	$10	0 / 350 Euro
Foreign exchange contracts	Other current assets / Other assets	2,899	12,613	9,816 / 36,516 Australian Dollars
Foreign exchange contracts	Other current assets / Other assets	72	—	$5,418 / $0
Total		$2,971	$12,623

On February 12, 2009, the Company dedesignated the forward contract it had entered into to hedge $36.5 million (AUD) of its $39.5 million (AUD) future minimum required payments to the Commonwealth of Australia. Payments of $26.8 million (AUD), of the $36.5 million (AUD) hedged liability, were made through September 30, 2011. At September 30, 2011, the U.S. dollar value of the remaining $9.8 million (AUD) hedged liability was $9.5 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the three months and nine months ended September 30, 2011 and October 1, 2010
(Unaudited)

7.	DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Derivatives Not Designated as Hedging Instruments – Continued

The following table shows the location and amount of the gain (loss) recognized on the Condensed Consolidated Statements of Operations for derivatives not designated as hedge instruments (in thousands):

	Statement of	For the three months ended			For the nine months ended
	Operations Location	September 30, 2011	October 1, 2010		September 30, 2011	October 1, 2010
Derivative Assets
Foreign exchange contracts	Other expense, net	$—	$—		$—	$5
Foreign exchange contracts (a)	Other expense, net	(835)	4,698		(110)	3,415
Foreign exchange contracts	Other expense, net	—	—		—	(55)
Foreign exchange contracts	Other expense, net	—	16		—	16
Foreign exchange contracts	Other expense, net	71	—		71	—
Total		$(764)	$4,714	$—	$(39)	$3,381

Derivative Liabilities
Foreign exchange contracts	Other expense, net	$—	$—		$(2)	$(61)
Total		$—	$—		$(2)	$(61)

(a)
For the three months and nine months ended September 30, 2011, the Company recorded income of $1.1 million and $0.8 million, respectively, in other (income) expense, net related to the change in the value of the previously hedged $36.5 million (AUD) payable. For the three months and nine months ended October 1, 2010, the Company recorded expense of $4.7 million and $2.7 million, respectively, in other (income) expense, net related to the change in the value of the previously hedged $36.5 million (AUD) payable.

Hedges of a Net Investment in Foreign Operations

The Company did not reclassify any amounts related to hedges of a net investment in foreign operations from other comprehensive income to earnings during the three months and nine months ended September 30, 2011 or October 1, 2010. Over the next twelve months, the Company does not expect to reclassify any amounts related to the Euro note from other comprehensive income to earnings.

8.	INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Merchandise for resale	$115,691	$113,841
Contracts and other work in process	199,070	184,210
Finished goods	12,803	18,848
Total	$327,564	$316,899

Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $9.9 million and $10.4 million at September 30, 2011 and December 31, 2010, respectively. Of the inventory associated with claims, $3.2 million relates to the FMU-143 matter. See Note 11, Commitments and Contingencies, for further discussion of this matter. The Company records costs associated with these matters in inventory only when recovery can be estimated reliably and realization is probable.

K-MAX® inventory of $19.7 million and $23.7 million as of September 30, 2011 and December 31, 2010, respectively, is included in other work in process and finished goods. The decrease in this balance reflects inventory being used on our contract for K-MAX® unmanned aircraft systems. Management believes that a significant portion of this K-MAX inventory will be sold after September 30, 2012, based upon the anticipation of supporting the fleet for the foreseeable future.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the three months and nine months ended September 30, 2011 and October 1, 2010
(Unaudited)

8.	INVENTORIES (CONTINUED)

SH-2G(I), formerly SH-2G(A), inventory of $52.7 million and $53.7 million at September 30, 2011 and December 31, 2010, respectively, is included in contracts and other work in process inventory. Management believes that a significant portion of this inventory will be sold after September 30, 2012, based upon the time needed to market the aircraft and prepare them for sale.

9.	ENVIRONMENTAL COSTS

The following table displays the activity and balances associated with accruals related to environmental costs included in other accruals and payables and other long-term liabilities (in thousands):

Balance at December 31, 2010	$15,012
Additions to accrual	540
Payments	(1,116)
Changes in foreign currency	11
Balance at September 30, 2011	$14,447

For further discussion of these matters see Note 11, Commitments and Contingencies.

10.	PENSION PLANS

Components of net pension cost for the Qualified Pension Plan and Supplemental Employees’ Retirement Plan (SERP) are as follows (in thousands):

	Qualified Pension Plan		SERP
	For the three months ended		For the three months ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Service cost for benefits earned	$3,021	$2,752	$90	$98
Interest cost on projected
benefit obligation	7,082	7,185	129	188
Expected return on plan assets	(8,581)	(7,987)	—	—
Effect of curtailment	—	—	—	737
Net amortization and deferral	1,695	554	38	105
Net pension cost	$3,217	$2,504	$257	$1,128

	Qualified Pension Plan		SERP
	For the nine months ended		For the nine months ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Service cost for benefits earned	$9,061	$8,774	$270	$278
Interest cost on projected
benefit obligation	21,244	21,920	387	592
Expected return on plan assets	(25,741)	(24,038)	—	—
Effect of curtailment	—	221	560	737
Net amortization and deferral	5,086	2,109	114	232
Net pension cost	$9,650	$8,986	$1,331	$1,839

The Company has contributed $19.6 million to the Qualified Pension Plan for the 2011 plan year, $13.8 million of which was voluntary. The Company does not expect to make any further contributions to the Qualified Pension Plan during 2011. The Company expects to contribute $4.4 million to the SERP for the 2011 plan year, $4.3 million of which was contributed during the first nine months of 2011. For the 2010 plan year, the Company made contributions of $35.7 million to the qualified plan and $3.4 million to the SERP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and nine months ended September 30, 2011 and October 1, 2010
(Unaudited)

11.	COMMITMENTS AND CONTINGENCIES

Legal Matters

FMU-143

As reported previously, the Company is involved in various litigation concerning its prior FMU-143 program at the Aerospace segment’s Orlando facility (“Orlando Facility”). The suits involve (a) a civil action brought by the U.S. Government (“USG”) under the False Claims Act in federal district court in Orlando alleging that the Company knowingly substituted the wrong version of the bellows motor into some FMU-143 lots, for which the current damages claim is approximately $6 million and (b) various claims and counterclaims before the Armed Services Board of Contract Appeals (the “Board”) concerning performance under the program, with the USG alleging that the Company owes the USG over $15 million and the Company claiming that the USG owes it over $8 million. During the third quarter, the parties began substantive settlement discussions to resolve these suits and those discussions continue. If a settlement is reached upon terms satisfactory to both parties, the Company could pay the USG up to $5.0 million. In addition, there would be no admission of liability in either matter, which is consistent with management's view of its legal liability. Although a settlement is reasonably possible, no amount has been accrued for these matters as of September 30, 2011 due to the substantive nature of the non-financial settlement terms under discussion, including the USG approval process that must be followed for both the False Claim Act and Board matter. In the meantime, the trial originally scheduled for October 2011 in the False Claims Act matter has been postponed and the Board proceedings have been stayed.

If the settlement were to occur, the Company has net assets of $2.2 million, primarily inventory, related to the counterclaim against the USG that would be at risk. Should the settlement terms be resolved to the satisfaction of both parties, the Company will evaluate the recoverability of these assets and record an impairment charge, if necessary.

Wichita Subpoena Matter

A grand jury subpoena has been issued out of the U.S. District Court for the District of Kansas to Kaman Composites-Wichita, in connection with a government investigation relating to record keeping associated with the manufacture of certain composite parts. Management is cooperating with the government's investigation and believes that it has fully complied with all legal obligations in connection with the manufacture of the parts in question. At September 30, 2011, the Company had no amount accrued for this matter, as it is unable to estimate the amount of costs, if any, that might be incurred in connection with the resolution of this matter at this time. The Company believes that the likelihood of an adverse outcome to this matter is remote.

Other Matters

Revenue Sharing Agreement with the Commonwealth of Australia

Pursuant to the terms of its revenue sharing agreement with the Commonwealth of Australia, the Company will share all proceeds from the resale of the SH-2G(I), formerly SH-2G(A), aircraft, spare parts, and equipment with the Commonwealth on a predetermined basis, and a minimum of at least $39.5 million (AUD) must be paid to the Commonwealth regardless of sales. Cumulative payments of $26.8 million (AUD) have been made through September 30, 2011. Additional payments of $6.4 million (AUD) each must be paid in March of 2012 and 2013 to the extent that cumulative payments have not yet reached $33.1 million (AUD) and $39.5 million (AUD) as of such dates, respectively.

To secure these payments, the Company has provided the Commonwealth with a $12.7 million (AUD) unconditional letter of credit as of September 30, 2011, which is being reduced as such payments are made. As of September 30, 2011, the U.S. dollar value of the remaining $12.7 million (AUD) required payment was $12.3 million, of which $6.1 million is due no later than March 2012. In late 2008, the Company entered into foreign currency exchange contracts that limit the foreign currency risks associated with these required payments. These contracts will enable the Company to purchase $9.8 million (AUD) for $6.3 million. See Note 7, Derivative Financial Instruments, for further discussion of these instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the three months and nine months ended September 30, 2011 and October 1, 2010
(Unaudited)

11.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Matters - Continued

40 mm

The Orlando facility is one of five defendants in a qui tam suit under the False Claims Act brought by John D. King, a former employee of one of the other defendants. The case, United States ex rel. King v. DSE, Inc., et al., No. 9:08-cv-02416 (M.D. Fla.), is currently pending in the U.S. District Court for the Middle District of Florida.  The United States Department of Justice has declined to intervene in the suit, and the case is being brought by Mr. King. The suit alleges that the Orlando facility knowingly submitted false claims or made false statements in connection with its work on 40 mm grenade programs.  Management believes that it has fully complied with its legal obligations in connection with this program. At September 30, 2011, the Company had no amount accrued for this matter, as it is unable to estimate the amount of costs, if any, that might be incurred in connection with the resolution of this matter at this time. The Company believes that the likelihood of an adverse outcome to this matter is remote.

Moosup

The Connecticut Department of Environmental Protection (“CTDEP”) has given the Company approval for reclassification of groundwater in the vicinity of the Moosup, CT facility consistent with the character of the area. This facility is currently being held for disposal. The Company has completed the process of connecting neighboring properties to public drinking water in accordance with such approval and in coordination with the CTDEP and local authorities. Site characterization of the environmental condition of the property, which began in 2008, is continuing and is anticipated to be completed by the end of 2011.

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

New Hartford

In connection with the sale of the Music segment in 2007, the Company assumed responsibility for meeting certain requirements of the Connecticut Transfer Act (the “Transfer Act”) that applied to the transfer of the New Hartford, Connecticut, facility leased by that segment for guitar manufacturing purposes (“Ovation”). Under the Transfer Act, those responsibilities essentially consist of assessing the site's environmental conditions and remediating environmental impairments, if any, caused by Ovation's operations prior to the sale. The site is a multi-tenant industrial park, in which Ovation and other unrelated entities leased space. The environmental assessment process, which began in 2008, is still in process.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the three months and nine months ended September 30, 2011 and October 1, 2010
(Unaudited)

11.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Matters - Continued

Bloomfield

In connection with the 2008 purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR, the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and continues the effort to define the scope of the remediation that will be required by the CTDEP. The assumed environmental liability of $10.3 million was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $3.7 million. A portion ($2.4 million) of the accrual related to this property is included in other accruals and payables and the balance is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

United Kingdom

In connection with the purchase of Kaman U.K. Composites (“U.K. Composites”), the Company accrued, at the time of acquisition, £1.6 million for environmental compliance at the facilities. The remaining balance of the accrual at September 30, 2011 was £0.9 million, with £0.5 million having been paid to date in connection with these environmental remediation activities and £0.2 million released to income.  The U.S. dollar equivalent of the remaining environmental compliance liability as of September 30, 2011, is $2.5 million, which is included in other accruals and payables. The Company continues to assess the work that may be required, which may result in a change to this accrual. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

12.	DEBT

Revolving Credit and Term Loan Agreements

In June 2011, the Company amended its $275.0 million Amended and Restated Revolving Credit Agreement and its Second Amended and Restated Term Loan Credit Agreement. These amendments allowed the Company to reduce the interest rate for these facilities to LIBOR plus 137.5 basis points compared to an interest rate of LIBOR plus 200.0 basis points prior to the amendments. In addition, the Company amended the required quarterly commitment fees on the unused revolving loan commitment amount from 0.35% to 0.50% per annum to 0.225% to 0.35% per annum, and the fees for outstanding letters of credit from 2.00% to 3.00% to 1.375% to 2.25%, based on the leverage ratio as defined in the agreements. These amendments did not result in any other changes to these facilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and nine months ended September 30, 2011 and October 1, 2010
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

	For the three months ended		For the nine months ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(in thousands, except per share amounts)
Net earnings	$12,359	$15,825	$39,366	$23,628

Basic:
Weighted average shares outstanding	26,339	25,956	26,250	25,904
Basic earnings per share	$0.47	$0.61	$1.50	$0.91

Diluted:
Weighted average shares outstanding	26,339	25,956	26,250	25,904
Weighted average shares issuable on exercise of
dilutive stock options	222	148	238	167
Weighted average shares issuable on exercise of
convertible notes	—	—	42	—
Weighted average diluted shares outstanding	26,561	26,104	26,530	26,071

Diluted earnings per share	$0.47	$0.61	$1.48	$0.91

Excluded from the diluted earnings per share calculation for the three months and nine months ended September 30, 2011, respectively, are 165,482 and 233,965 anti-dilutive option awards granted to employees. Excluded from the diluted earnings per share calculation for the three months and nine months ended October 1, 2010, respectively, are 519,625 and 519,903 anti-dilutive option awards granted to employees.

In November 2010, the Company issued Convertible Notes due on November 15, 2017 in the aggregate principal amount of $115.0 million. No shares were issuable under the Convertible Notes as the exercise price for the Convertible Notes was greater than the average share price for the three-month period. Shares issuable under the Convertible Notes that were dilutive during the nine-month period have been included in the calculation of earnings per share for the nine months ended September 30, 2011. Excluded from the diluted earnings per share calculation for the three months and nine months ended September 30, 2011 are 3,386,739 shares issuable under the warrants with a strike price of $44.40 sold in connection with the Company’s convertible note offering as they would be anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and nine months ended September 30, 2011 and October 1, 2010
(Unaudited)

14.	SHARE-BASED ARRANGEMENTS

Stock Plan Activity

The following table summarizes share-based compensation expense recorded during each period presented (in thousands):

	For the three months ended		For the nine months ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Stock options	$351	$280	$1,385	$1,136
Restricted stock awards	627	491	3,912	2,181
Stock appreciation rights	—	72	179	46
Employee stock purchase plan	87	70	244	204
Total share-based compensation	$1,065	$913	$5,720	$3,567

Stock option activity was as follows:

	For the three months ended		For the nine months ended
	September 30, 2011		September 30, 2011
	Stock Options	Weighted-average exercise price	Stock Options	Weighted-average exercise price
Stock options outstanding at beginning of period	1,001,005	$23.29	985,079	$20.81
Granted	—	—	183,815	31.78
Exercised	(2,026)	18.33	(159,151)	17.96
Forfeited or expired	—	—	(10,764)	19.61
Stock options outstanding at September 30, 2011	998,979	$23.30	998,979	$23.30

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	For the three months ended		For the nine months ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Expected option term	—	—	6.5 years	6.5 years
Expected volatility	—%	—%	43.9%	46.1%
Risk-free interest rate	—%	—%	2.9%	3.2%
Expected dividend yield	—%	—%	2.2%	3.3%
Per share fair value of options granted	$—	$—	$12.05	$9.28

There were no stock options granted during the three months ended September 30, 2011 and October 1, 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the three months and nine months ended September 30, 2011 and October 1, 2010
(Unaudited)

14.	SHARE-BASED ARRANGEMENTS (CONTINUED)

Stock Plan Activity - Continued

Restricted Stock activity was as follows:

	For the three months ended		For the nine months ended
	September 30, 2011		September 30, 2011
	Restricted Stock Awards	Weighted-average grant date fair value	Restricted Stock Awards	Weighted-average grant date fair value
Restricted Stock outstanding at beginning of period	337,919	$25.73	287,761	$22.84
Granted	—	—	170,934	31.94
Vested	(11,100)	30.27	(130,494)	27.89
Forfeited or expired	—	—	(1,382)	24.56
Restricted Stock outstanding at September 30, 2011	326,819	$25.58	326,819	$25.58

Stock Appreciation Rights (“SARs”) activity was as follows:

	For the three months ended		For the nine months ended
	September 30, 2011		September 30, 2011
	Stock Appreciation Rights (SARs)	Weighted-average exercise price	Stock Appreciation Rights (SARs)	Weighted-average exercise price
SARs outstanding at beginning of period	—	$—	21,700	$10.66
Granted	—	—	—	—
Exercised	—	—	(21,700)	10.66
Forfeited or expired	—	—	—	—
SARs outstanding at September 30, 2011	—	$—	—	$—

The Company made payments of $0.6 million to settle stock appreciation rights (at intrinsic value) during the nine months ended September 30, 2011. No cash was paid to settle stock appreciation rights during the three months ended September 30, 2011. No cash was paid to settle stock appreciation rights during the three months and nine months ended October 1, 2010.

15.	GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for each segment and for the Company:

	Industrial Distribution	Aerospace	Total
In thousands
Gross balance at December 31, 2010	$39,868	$89,131	$128,999
Accumulated impairment	—	(14,181)	(14,181)
Net balance at December 31, 2010	39,868	74,950	114,818
Additions	8,974	637	9,611
Exchange rate changes	(87)	42	(45)
Net balance at September 30, 2011	$48,755	$75,629	$124,384

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the three months and nine months ended September 30, 2011 and October 1, 2010
(Unaudited)

15.	GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)

Goodwill - Continued

The additions to the goodwill balance relate to the Industrial Distribution segment's two acquisitions during 2011 and earn out payments made to the former owners of one of the Aerospace segment's earlier acquisitions. The two Industrial Distribution acquisitions were the acquisition of Target, discussed in Note 4, Acquisitions, and a distribution business comprised of two locations for a purchase price of $0.9 million. Both have been merged into the Company's existing distribution operations.

Other Intangible Assets

Other intangible assets consisted of:

		At September 30, 2011		At December 31, 2010
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Customer lists / relationships	8-21 years	$55,262	$(7,853)	$50,798	$(5,135)
Trademarks / trade names	3-7 years	1,474	(625)	1,396	(403)
Patents	17 years	636	(463)	657	(442)
Non-compete agreements and other	1-9 years	3,980	(2,011)	3,902	(1,345)
Total		$61,352	$(10,952)	$56,753	$(7,325)

The increase in the intangible asset balance relates primarily to the Industrial Distribution acquisitions mentioned above, payments made by the Company's Aerospace segment in accordance with an exclusive teaming arrangement and fluctuations in foreign currency exchange rates.

In order to determine the useful life of the customer lists/relationships acquired in 2011, the Company considered numerous factors, most importantly the industry considerations associated with the acquired entity. The Company determined the amortization period for the customer lists/relationships intangible assets for its Industrial Distribution acquisitions in 2011 based primarily on an analysis of their historical customer sales attrition information.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the three months and nine months ended September 30, 2011 and October 1, 2010
(Unaudited)

16.	SEGMENT INFORMATION

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

	For the three months ended		For the nine months ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
In thousands
Net sales:
Industrial Distribution	$239,132	$223,127	$717,309	$613,310
Aerospace	117,388	136,418	402,120	340,094
Net sales	$356,520	$359,545	$1,119,429	$953,404

Operating income:
Industrial Distribution	$11,869	$8,494	$35,853	$21,019
Aerospace	18,694	19,017	61,515	40,764
Net gain (loss) on sale of assets	(14)	(5)	(50)	515
Corporate expense	(10,207)	(7,914)	(30,292)	(27,023)
Operating income	20,342	19,592	67,026	35,275

Interest expense, net	2,733	(3,529)	8,624	862
Other income, net	(176)	(24)	(590)	(691)
Earnings before income taxes	17,785	23,145	58,992	35,104
Income tax expense	5,426	7,320	19,626	11,476
Net earnings	$12,359	$15,825	$39,366	$23,628
Included in Corporate expense for the three months and nine months ended September 30, 2011 is $0.3 million and $0.4 million, respectively of costs incurred in connection with acquisitions. Included in Corporate expense for the nine months ended October 1, 2010 is $1.1 million of costs incurred in connection with acquisitions.

17.	SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Changes in shareholders’ equity for the nine months ended September 30, 2011, were as follows (in thousands):

Balance at December 31, 2010	$362,670
Net earnings	39,366
Change in pension & post-retirement benefit plan liabilities, net	3,231
Foreign currency translation adjustment, net	(1,386)
Unrealized gain (loss) on derivative instruments, net	378
Dividends declared	(11,555)
Employee stock plans and related tax benefit	4,539
Purchase of treasury shares	(3,372)
Share-based compensation activity	5,541
Balance at September 30, 2011	$399,412

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the three months and nine months ended September 30, 2011 and October 1, 2010
(Unaudited)

17.	SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (CONTINUED)

Comprehensive income (loss) is shown below (in thousands):

	For the three months ended
	September 30, 2011	October 1, 2010
Net earnings	$12,359	$15,825
Change in pension and post-retirement benefit plan liabilities,
net of tax of expense of $660 and $250, respectively	1,077	408
Foreign currency translation adjustment	(6,088)	5,286
Unrealized gain (loss) on derivative instruments,
net of tax expense of $81 and tax benefit of $14, respectively	135	(23)
Comprehensive income	$7,483	$21,496

	For the nine months ended
	September 30, 2011	October 1, 2010
Net earnings	$39,366	$23,628
Change in pension and post-retirement benefit plan liabilities,
net of tax of expense of $1,980 and $15,872, respectively	3,231	25,897
Foreign currency translation adjustment	(1,386)	(2,917)
Unrealized gain (loss) on derivative instruments,
net of tax expense of $231 and tax benefit of $136, respectively	378	(222)
Comprehensive income	$41,589	$46,386

Expenses reclassified from other comprehensive income into net earnings associated with pension and post-retirement benefit plans were $1.7 million and $5.2 million for the three months and nine months ended September 30, 2011, respectively. Expenses reclassified from other comprehensive income into net earnings associated with pension and post-retirement benefit plans were $0.6 million and $2.3 million for the three months and nine months ended October 1, 2010, respectively.

The components of accumulated other comprehensive income (loss) are shown below (in thousands):

	As of
	September 30, 2011	December 31, 2010
Changes in pension and post-retirement benefit plan liabilities	$(63,217)	$(66,448)
Foreign currency translation adjustment	(20,267)	(18,881)
Unrealized gain (loss) on derivative instruments	(593)	(971)
Accumulated other comprehensive income (loss)	$(84,077)	$(86,300)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the three months and nine months ended September 30, 2011 and October 1, 2010
(Unaudited)

18.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of these financial statements. The following material subsequent events were identified that required disclosure:

Acquisitions

On November 2, 2011, the Company entered into an agreement to acquire Vermont Composites, for $40.0 million. Vermont Composites, located in Bennington, VT, designs and manufactures composite aerostructures and advanced composite medical equipment. Annual sales for 2011 are expected to be approximately $32.0 million. This acquisition supports the Company's strategy of adding scale in aerospace, particularly in higher growth composite markets, through acquisitions. The Company will include this acquisition in its Aerospace segment and expects to close this transaction in early November.

Other Matters

As a result of the recent weather impacting the northeast, the Company's Bloomfield, CT facilities are experiencing prolonged power outages. The Company is assessing the impact, if any, that these power outages might have on its financial performance in the fourth quarter.

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

The following is a summary of our financial performance and a recap of key events:

Financial Performance

•
Net sales decreased 0.8% for the three months ended September 30, 2011, compared to the comparable period in the prior year. Net sales increased 17.4% for the nine months ended September 30, 2011, compared to the comparable period in the prior year.

•
Net earnings were $12.4 million for the three months ended September 30, 2011, a decrease of $3.5 million compared to the comparable period in the prior year. Net earnings were $39.4 million for the nine months ended September 30, 2011, an increase of $15.7 million compared to the comparable period in the prior year.

•	Global Aerosystems, acquired in December 2010, was accretive to net earnings for the three months and nine months ended September 30, 2011.

•
Diluted earnings per share was $0.47 for the three months ended September 30, 2011, a decrease of $0.14 compared to the comparable period in the prior year. Diluted net earnings per share was $1.48 for the nine months ended September 30, 2011, an increase of $0.57 compared to the comparable period in the prior year.

•	Cash flows provided by operating activities were $15.5 million for the nine months ended September 30, 2011, a decrease of $11.6 million when compared to the comparable period in the prior year.

•
Results for the three months and nine months ended October 1, 2010 include the receipt of $6.6 million related to a claim for look-back interest we filed with the Internal Revenue Service in connection with the Australian SH-2G(A) Super Seasprite Helicopter program. This was recorded as interest income in the prior year.

Key Events

•
On September 29, 2011, the U.S. Navy and U.S. Marine Corps selected the Lockheed Martin/Kaman Unmanned K-MAX for deployment to Afghanistan. The decision followed the successful completion of a five-day Quick Reaction Assessment for the U.S. Navy's Cargo Unmanned Aircraft Systems (UAS) program.

•
During the third quarter of 2011 we experienced an issue during acceptance testing of fuzes produced for our Joint Programmable Fuze (“JPF”) program that caused us to halt production. The acceptance testing failures resulted from issues with test equipment and testing procedures, as well as an isolated component failure. In cooperation with our customer, we analyzed, tested and verified the root cause of the recent acceptance testing failures and developed a plan to remediate the issue. As a result, we expect to return to acceptance testing in early November.

•
The recent JPF competitive source selection by the U.S. Government has transitioned into a sole source negotiation between us and the United States Air Force (“USAF”). Based on the time needed for the U.S. Government to audit our proposal, and for contract negotiations to be completed, contract award is not expected until mid 2012.

•
On September 2, 2011, the Company acquired Target Electronic Supply (“Target”) for $14.2 million, inclusive of working capital adjustments and contingent consideration. Target has become part of the Company's Industrial Distribution segment.

•
Through September 30, 2011, we have made cumulative payments of $26.8 million (AUD) to the Commonwealth of Australia in accordance with our settlement agreement related to the SH-2G(A) Helicopters. Of this amount, $23.9 million (AUD) was paid in the first nine months of 2011, of which $23.8 million (AUD) was paid on March 14, 2011. At the exchange rate in effect on that date, the U.S. dollar value of the payment was $24.1 million; however, through the use of the Australian dollar foreign currency exchange contracts entered into in 2008 we were able to acquire the $23.8 million (AUD) for $15.5 million.

•
During the second quarter, we amended our Revolving Credit Facility and Term Loan Agreement. The amendments, among other things, allowed us to reduce the interest rates on these facilities to LIBOR plus 137.5 basis points compared to an interest rate of LIBOR plus 200.0 basis points prior to the amendments.

•
During the first quarter, we were awarded a $23.8 million order from the USAF under Option 8 of our JPF program.  During the second quarter, we were awarded an additional $23.7 million order from the USAF under Option 8 of our JPF program and a commercial JPF foreign military order of $3.1 million.

On November 2, 2011 our Aerospace segment entered into an agreement to acquire Vermont Composites, for $40.0 million. Vermont Composites, located in Bennington, VT, designs and manufactures composite aerostructures and advanced composite medical equipment. Annual sales for 2011 are expected to be approximately $32.0 million. This acquisition supports our strategy of adding scale in aerospace, particularly in higher growth composite markets, through acquisitions. We expect to close this transaction in early November.

Outlook

For 2011, we are updating our guidance as follows:

•	Industrial Distribution:
- Sales of approximately $950 million up 14% over 2010
- Operating margin between 4.8% and 5.0%

•	Aerospace:
- Sales of approximately $560 million up 15% over 2010
- Operating margin between 15.3% and 15.5%

•	Corporate expenses of approximately $43.0 million to $44.0 million for the year (1)

•	Interest expense of approximately $12.0 million

•	Estimated tax rate of 34.0%

•	Free cash flow in the range of $15.0 to $20.0 million

(1) The outlook for corporate expenses excludes the non-recurring benefit of $2.4 million recognized in the first quarter of 2011, resulting from the death of a former executive.

CONSOLIDATED RESULTS OF OPERATIONS

Net Sales

	For the three months ended		For the nine months ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(in thousands)
Net Sales	$356,520	$359,545	$1,119,429	$953,404
$ change	(3,025)	69,644	166,025	76,245
% change	(0.8)%	24.0%	17.4%	8.7%

The decrease in net sales for the three months ended September 30, 2011 versus the comparable period in 2010 was attributable to a decrease in sales at our Aerospace segment, offset in part by an increase in sales at our Industrial Distribution segment. Foreign currency exchange rates had a favorable impact of $1.2 million on sales during the three months ended September 30, 2011. See segment discussion below for additional information.

The increase in net sales for the nine months ended September 30, 2011 versus the comparable period in 2010 was attributable to an increase in sales at both our segments. Foreign currency exchange rates had a $4.3 million favorable impact on sales during the nine months ended September 30, 2011. See segment discussion below for additional information.

Gross Profit

	For the three months ended		For the nine months ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(in thousands)
Gross Profit	$101,301	$93,763	$311,748	$249,778
$ change	7,538	17,071	61,970	16,920
% change	8.0%	22.3%	24.8%	7.3%
% of net sales	28.4%	26.1%	27.8%	26.2%

Gross profit increased for the three months and nine months ended September 30, 2011 versus the comparable periods in 2010. The increase for the three-month period was primarily due to organic increases in gross profit at our Industrial Distribution segment and the contribution of gross profit from our 2010 and 2011 acquisitions. These increases were partially offset by a decrease in gross profit at our Aerospace segment. The organic increase in gross profit in our Industrial Distribution segment was primarily a result of higher sales volume compared to the prior year and higher gross margin rates despite increased competitive price pressures. The organic decrease in gross profit in our Aerospace segment was due to decreased gross profit resulting from fewer shipments under our JPF fuze program to the USG, lower volume in our helicopter aftermarket programs and a reduction in C-17 program volume. These decreases were partially offset by increased sales volume related to our bearing product lines for the commercial and regional / business jet markets and the absence of program related losses at our Aerospace Wichita facility, including the $2.0 million charge resulting from the resolution of the Sikorsky Canadian MH-92 contract negotiations in the third quarter of 2010.

The increase for the nine-month period was primarily due to organic increases in gross profit at both our segments and the contribution of gross profit from our 2010 and 2011 acquisitions. The organic increase in gross profit in our Aerospace segment was due to increased sales volume related to our bearing product lines for the commercial and regional / business jet markets and the absence of program related losses at our Aerospace Wichita facility, including the $2.0 million charge resulting from the resolution of the Sikorsky Canadian MH-92 contract negotiations in 2010 and commercial sales to foreign militaries of the JPF fuze. These increases were partially offset by decreased gross profit resulting from fewer shipments under our JPF fuze program to the USG, lower volume in our helicopter aftermarket programs and a reduction in C-17 program volume. The organic increase in gross profit in our Industrial Distribution segment was primarily a result of higher sales volume compared to the prior year and higher gross margin rates despite increased competitive price pressures.

Selling, General & Administrative Expenses (S,G&A)

	For the three months ended		For the nine months ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(in thousands)
S,G and A	$80,945	$74,166	$244,672	$215,018
$ change	6,779	12,143	29,654	22,359
% change	9.1%	19.6%	13.8%	11.6%
% of net sales	22.7%	20.6%	21.9%	22.6%

S,G&A increased for the three months and nine months ended September 30, 2011 versus the comparable periods in 2010 due to increased expenses at both our segments, including $1.3 million and $12.8 million of expense related to our 2010 and 2011 acquisitions for the three-month and nine-month periods, respectively, and an increase in our Corporate expenses.

The higher expense at our Industrial Distribution segment was attributable to acquisitions and an increase in variable costs such as sales commissions and other employee related costs resulting from the higher sales volume. The increase in expense at our Aerospace segment for the three-month period was primarily due to the additional expenses resulting from the 2010 acquisition of Global Aerosystems and higher employee related costs. The increase in expense at our Aerospace segment for the nine-month period was primarily due to the additional expenses resulting from the 2010 acquisition of Global Aerosystems, higher employee related costs and an increase in legal fees associated with the FMU-143 program litigation.

The increase in our Corporate expenses was primarily due to increased incentive compensation expense and higher group health insurance expense. For the nine-month period these increases were offset by lower acquisition related costs and a non-recurring benefit of $2.4 million associated with the death of a former executive.

Operating Income

	For the three months ended		For the nine months ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(in thousands)
Operating Income	$20,342	$19,592	$67,026	$35,275
$ change	750	4,926	31,751	(4,961)
% change	3.8%	33.6%	90.0%	(12.3)%
% of net sales	5.7%	5.4%	6.0%	3.7%

The increase in operating income for the three months ended September 30, 2011 versus the same period in 2010 was driven by an increase in operating income in our Industrial Distribution segment, which was partially offset by a decrease in operating income in our Aerospace segment and higher Corporate expenses.  The increase in operating income for the nine months ended September 30, 2011 versus the same period in 2010 was driven by increases in operating income at both our segments.  See segment discussion below for additional information.

Interest Expense, Net

	For the three months ended		For the nine months ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(in thousands)
Interest Expense, net	$2,733	$(3,529)	$8,624	$862

Net interest expense generally consists of interest charged on the revolving credit facility and other borrowings and the amortization of debt issuance costs, offset by interest income. The increases in net interest expense for the three months and nine months ended September 30, 2011 versus the comparable periods in 2010 were primarily due to the absence of the $6.6 million of look-back interest received in the prior year, interest expense on our convertible notes and higher amortization of capitalized fees, partly offset by lower average borrowings during each period.

Effective Income Tax Rate

	For the three months ended		For the nine months ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(in thousands)
Effective Income Tax Rate	30.5%	31.6%	33.3%	32.7%

The effective tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the year. We anticipate the effective tax rate in 2011 will be approximately 34.0%. The tax rate for the three months ended September 30, 2011 was favorably impacted by discrete quarterly adjustments, including a tax rate decrease enacted in the U.K.

Other Matters

Information regarding our various environmental remediation activities and associated accruals can be found in Note 11, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements.

SEGMENT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Industrial Distribution Segment

Results of Operations

	For the three months ended		For the nine months ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(in thousands)
Net sales	$239,132	$223,127	$717,309	$613,310
$ change	16,005	60,206	103,999	117,529
% change	7.2%	37.0%	17.0%	23.7%

Acquisition sales	$1,089	$—	$49,042	$—

Organic sales	$238,043	$223,127	$668,267	$613,310
Sales days	63	63	192	192
Organic sales per sales day (a)	$3,778	$3,542	$3,481	$3,194

Operating income	$11,869	$8,494	$35,853	$21,019
$ change	3,375	5,106	14,834	11,787
% change	39.7%	150.7%	70.6%	127.7%
% of net sales	5.0%	3.8%	5.0%	3.4%

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

Net Sales

Net sales for the three months and nine months ended September 30, 2011 increased versus the comparable periods in 2010 due to increases of 6.7% and 9.0%, respectively, in organic sales for each period and the incremental sales associated with the three acquisitions completed in 2010 and the acquisition of Target during the third quarter of 2011. The growth in organic sales is due to increases in sales volume to both Original Equipment Manufacturer ("OEM") and Maintenance, Repair and Operations ("MRO") customers and the impact of favorable foreign currency exchange rates for the three months and nine months ended September 30, 2011 of $0.5 million and $1.9 million, respectively.

Operating Income

Operating income increased for the three months and nine months ended September 30, 2011 versus the comparable periods in 2010 primarily due to the increased sales volume and the resulting impact on our ability to leverage operating costs, higher gross margin and the contribution of operating income by our acquisitions. The increases were partially offset by an increase in variable costs such as sales commissions and other employee related costs resulting from the higher sales volume.

Aerospace Segment

Results of Operations

	For the three months ended		For the nine months ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(in thousands)
Net sales	$117,388	$136,418	$402,120	$340,094
$ change	(19,030)	9,438	62,026	(41,284)
% change	(13.9)%	7.4%	18.2%	(10.8)%

Operating income	$18,694	$19,017	$61,515	$40,764
$ change	(323)	(889)	20,751	(16,039)
% change	(1.7)%	(4.5)%	50.9%	(28.2)%
% of net sales	15.9%	13.9%	15.3%	12.0%

Backlog			$550,355	$523,889

Net sales decreased for the three months ended September 30, 2011 versus the comparable period in 2010 due to:

•	reduced shipments to the United States Government ("USG") of the JPF fuze resulting from issues encountered during acceptance testing that caused a halt in production during the quarter;

•	reduced volume on our C-17 program; and

•	reduced shipments under our Sikorsky BLACKHAWK helicopter cockpit and TRP programs.

These decreases were partially offset by:

•	an increase in sales volume on bearings products in the commercial and business / regional jet markets;

•	the incremental contribution of sales from the acquisition of Global Aerosystems; and

•	work on our portion of the U.S. Naval Air Systems Command contract for K-MAX® unmanned aircraft systems.

Net sales increased for the nine months ended September 30, 2011 versus the comparable period in 2010 due to:

•	an increase in sales volume on bearings products in the commercial and business / regional jet markets;

•	the incremental contribution of sales from the acquisition of Global Aerosystems;

•	work on our portion of the U.S. Naval Air Systems Command contract for K-MAX® unmanned aircraft systems;

•	an increase in commercial sales of the JPF fuze to foreign militaries; and

•	an increase in sales volume on our legacy fuze programs.

These increases were partially offset by:

•	reduced shipments to the USG of the JPF fuze resulting from issues encountered during acceptance testing that caused a halt in production during the quarter;

•	reduced shipments under our Sikorsky BLACKHAWK helicopter cockpit program;

•	reduced volume on our C-17 program; and

•	lower volume on our helicopter after market programs, including the Egypt SH-2G(E) upgrade program and blade erosion coating programs.

Operating income decreased for the three months ended September 30, 2011 versus the comparable period in 2010 due to:

•	reduced gross profit on the JPF fuze program resulting from issues encountered during acceptance testing that caused a halt in production during the quarter; and

•	reduced shipments under our Sikorsky BLACKHAWK helicopter cockpit program.

These decreases were partially offset by

•	higher gross profit generated by our bearings products resulting from the increased sales volume noted above;

•	contribution of gross profit from the K-MAX® unmanned aircraft systems;

•	the absence of program related losses at our Aerospace Wichita facility; and

•	operating income contributed by Global Aerosystems.

Operating income increased for the nine months ended September 30, 2011 versus the comparable period in 2010 due to:

•	higher gross profit generated by our bearings products resulting from the increased sales volume noted above;

•	contribution of gross profit from the K-MAX® unmanned aircraft systems;

•	gross profit generated from the increased sales on our fuze programs;

•	the absence of program related losses at our Aerospace Wichita facility; and

•	operating income contributed by Global Aerosystems.

These increases were partially offset by decreased gross profit on our helicopter aftermarket programs due to decreased volume.

Major Programs/Product Lines

Below is a discussion of the significant changes in the Aerospace segment’s major programs during the first nine months of 2011. Please see our 2010 Form 10-K for a discussion of our Aerospace segment’s programs.

Egypt SH-2G(E)

The segment continues work under a program for depot level maintenance and upgrades for nine Kaman SH-2G(E) helicopters originally delivered to the Egyptian government during the 1990s. This program has a total contract value of approximately $81.0 million and, as of September 30, 2011, is fully funded.

FMU-152 – Joint Programmable Fuze (“JPF”)

We manufacture the JPF, an electro-mechanical bomb safe and arming device, which allows the settings of a weapon to be programmed in flight. During 2009, we entered into a contract modification with the USG for the award of Options 6, 7 and 8 under our multi-option JPF contract. During the first quarter, we were awarded a $23.8 million JPF order from the USAF for fuzes to be delivered in 2012 and 2013 under Option 8 of the program. During the second quarter, we were awarded an additional $23.7 million order from the USAF under Option 8 of our JPF program and a commercial JPF foreign military order of $3.1 million. Total JPF backlog at September 30, 2011 is $137.2 million.

During the third quarter of 2011, we experienced an issue during acceptance testing of fuzes produced for our JPF program that caused us to halt production. The acceptance testing failures resulted from issues with test equipment and testing procedures, as well as an isolated component failure. In cooperation with our customer, we analyzed, tested and verified the root cause of the recent acceptance testing failures and developed a plan to remediate the issue. As a result, we expect to return to acceptance testing in early November.

The recent JPF competitive source selection by the U.S. Government has transitioned into a sole source negotiation between us and the U.S. Air Force. Based on the time needed for the U.S. Government to audit our proposal, and for contract negotiations to be completed, contract award is not expected until mid-2012.

A-10

In 2008, the segment signed a five-year requirements contract with Boeing for the production of wing control surfaces (inboard and outboard flaps, slats and deceleron assemblies) for the U.S. Air Force’s A-10 fleet. Initial deliveries under this program began in the third quarter of 2010; however, our customer's scheduling has changed and the timing of deliveries has shifted. We expect to deliver 8 ship sets in 2011, and full rate production for this program to begin in the fourth quarter of 2012, with an average of approximately 47 ship sets being delivered per year thereafter.

Other Matters

We continue to work with potential customers for the 11 SH-2G(I) aircraft, spare parts and equipment. Several foreign governments have expressed various levels of interest in the aircraft and we have received small orders for the spare parts and related equipment.

FMU-143

As reported previously, we are involved in various litigation concerning our prior FMU-143 program at our Aerospace segment’s Orlando facility (“Orlando Facility”). The suits involve (a) a civil action brought by the U.S. Government (“USG”) under the False Claims Act in federal district court in Orlando alleging that we knowingly substituted the wrong version of the bellows motor into some FMU-143 lots, for which the current damages claim is approximately $6 million and (b) various claims and counterclaims before the Armed Services Board of Contract Appeals (the “Board”) concerning performance under the program, with the USG alleging that we owe the USG over $15 million and us claiming that the USG owes us over $8 million. During the third quarter, the parties began substantive settlement discussions to resolve these suits and those discussions continue. If a settlement is reached upon terms satisfactory to both parties, we could pay the USG up to $5.0 million. In addition, there would be no admission of liability in either matter, which is consistent with our view of our legal liability. Although a settlement is reasonably possible, no amount has been accrued for these matters as of September 30, 2011 due to the substantive nature of the non-financial settlement terms under discussion, including the USG approval process that must be followed for both the False Claim Act and Board matter. In the meantime, the trial originally scheduled for October 2011 in the False Claims Act matter has been postponed and the Board proceedings have been stayed.

If the settlement were to occur, we have net assets of $2.2 million, primarily inventory, related to the counterclaim against the USG that would be at risk. Should the settlement terms be resolved to the satisfaction of both parties, we will evaluate the recoverability of these assets and record an impairment charge, if necessary.

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

We continue to rely upon bank financing as an important source of liquidity for our business activities including acquisitions. We believe this, when combined with cash generated from operating activities, will be sufficient to support our anticipated cash requirements for the foreseeable future. However, we may decide to raise additional debt or equity capital to support other business activities including potential future acquisitions. We anticipate our capital expenditures will be approximately $25.0 million to $30.0 million in 2011, primarily related to machinery and equipment, building improvements and information technology infrastructure, including completion of an information technology back-up data center. We anticipate a variety of items, in addition to our working capital requirements, will have an impact on our liquidity during the next 12 months. These may include one or more of the matters described in Note 11, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements, including the FMU-143 litigation and continued legal costs associated with that matter, the revenue sharing arrangement with the Commonwealth of Australia, the cost of existing environmental remediation matters, required pension contributions or the extension of payment terms by our customers. However, we do not believe any of these matters will lead to a shortage of capital resources or liquidity that would prevent us from continuing with our business operations as expected.

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

Pursuant to the terms of the revenue sharing agreement with the Commonwealth of Australia, we will share all proceeds from the resale of the SH-2G(I), formerly SH-2G(A), aircraft, spare parts, and equipment with the Commonwealth on a predetermined basis. Minimum payments of at least $39.5 million (AUD) must be made to the Commonwealth regardless of sales. Cumulative payments of $26.8 million (AUD) have been made through September 30, 2011. Additional payments of $6.4 million (AUD) each must be paid in March of 2012 and 2013 to the extent that cumulative payments have not yet reached $33.1 million (AUD) and $39.5 million (AUD) as of such dates, respectively.

To secure these payments, we have provided the Commonwealth with a $12.7 million (AUD) unconditional letter of credit, which is being reduced as such payments are made. As of September 30, 2011, the U.S. dollar value of the remaining $12.7 million (AUD) required payment was $12.3 million, of which $6.1 million is due no later than March 2012. In late 2008, we entered into foreign currency exchange contracts that limit the foreign currency risks associated with these required payments. These contracts will enable us to purchase $9.8 million (AUD) for $6.3 million. See Note 7, Derivative Financial Instruments, of the Notes to Condensed Consolidated Financial Statements for further discussion of these instruments.

A summary of our consolidated cash flows is as follows:

	For the nine months ended
	September 30, 2011	October 1, 2010	2011 vs. 2010
	(in thousands)
Total cash provided by (used in):
Operating activities	$15,497	$27,120	$(11,623)
Investing activities	(31,887)	(65,205)	33,318
Financing activities	(463)	33,376	(33,839)
Increase (decrease) in cash and cash equivalents	$(16,853)	$(4,709)	$(12,144)
Free Cash Flow (a):
Net cash provided by (used in) operating activities	$15,497	$27,120	$(11,623)
Expenditures for property, plant and equipment	(19,416)	(14,505)	(4,911)
Free cash flow	$(3,919)	$12,615	$(16,534)

(a)Free Cash Flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less expenditures for property plant and equipment, both of which are presented on our condensed consolidated statements of cash flows. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.

Net cash provided by operating activities decreased $11.6 million for the nine months ended September 30, 2011 versus the comparable period in 2010 primarily due to the settlement of our first guaranteed payment to the Commonwealth of Australia, offset by increased net earnings, driven by increased operating income at both our segments, and the receipt of cash from our counterparties upon settlement of our Australian dollar foreign currency exchange contracts.

Net cash used in investing activities decreased $33.3 million for the nine months ended September 30, 2011 versus the comparable period in 2010, primarily due to a decrease in cash used for acquisitions offset in part by an increase in cash used for the purchase of property, plant and equipment.

Net cash provided by financing activities decreased $33.8 million for the nine months ended September 30, 2011 versus the comparable period in 2010, primarily due to a reduction in borrowings under the Revolving Credit Agreement and the use of cash to repurchase stock under our stock repurchase program.

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

In June 2011, we amended our Revolving Credit Agreement and Term Loan Agreement. These amendments reduced the interest rate for these facilities to LIBOR plus 137.5 basis points compared to an interest rate of LIBOR plus 200.0 basis points prior to the amendments. In addition, we amended the required quarterly commitment fees on the unused revolving loan commitment amount from 0.35% to 0.50% per annum to 0.225% to 0.35% per annum, and the fees for outstanding letters of credit from 2.00% to 3.00% to 1.375% to 2.25%, based on the leverage ratio as defined in the agreements. These amendments did not result in any other changes to these facilities.

Interest rates on amounts outstanding under the Revolving Credit Agreement and the Term Loan Agreement are variable. At September 30, 2011, the interest rate for the outstanding amounts on both the Revolving Credit Agreement and Term Loan Agreement was 1.61%.  At December 31, 2010, the interest rate for the outstanding amounts on both the Revolving Credit Agreement and Term Loan Agreement was 2.39%.

During the first quarter of 2009, we entered into interest rate swap agreements for the purpose of hedging our eight quarterly variable-rate interest payments on the Term Loan Agreement due in 2010 and 2011. These interest rate swap agreements are designated as cash flow hedges. They are intended to manage interest rate risk associated with our variable-rate borrowings and minimize the impact on our earnings and cash flows of interest rate fluctuations attributable to changes in LIBOR rates. During the three months ended September 30, 2011 and October 1, 2010 we recorded $0.2 million and $0.1 million of additional interest expense associated with the interest rate swap agreements. During the nine months ended September 30, 2011 and October 1, 2010 we recorded $0.7 million and $0.4 million of additional interest expense associated with the interest rate swap agreements.

The financial covenants associated with the Revolving Credit Agreement and Term Loan Agreement include a requirement that (i) the ratio of Consolidated Senior Secured Indebtedness to Consolidated EBITDA, as defined in the Revolving Credit Agreement, cannot be greater than 3.50 to 1.00, (ii) the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, as defined in the Revolving Credit Agreement, cannot be greater than 4.00 to 1.00, and (iii) the ratio of Consolidated EBITDA, as defined in the Revolving Credit Agreement, to the sum of (a) all interest, premium payments, debt discounts, fees, charges and related expenses and (b) the portion of rent expense under capital leases that is treated as interest expense cannot be less than 4.00 to 1.00. We were in compliance with those financial covenants as of and for the quarter ended September 30, 2011, and we do not anticipate noncompliance in the foreseeable future.

Total average bank borrowings during the quarter ended September 30, 2011 were $48.3 million compared to $98.0 million for the year ended December 31, 2010. As of September 30, 2011 and December 31, 2010, there was $248.2 million and $228.2 million available for borrowing, respectively, under the Revolving Credit Agreement, net of letters of credit. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Agreement. A total of $26.8 million and $43.2 million in letters of credit was outstanding under the Revolving Credit Agreement as of September 30, 2011 and December 31, 2010, respectively.  At September 30, 2011 and December 31, 2010, $12.3 million and $37.5 million of our letters of credit, respectively, related to the guaranteed minimum payments to Australia in connection with the ownership transfer of the 11 SH-2G(A) helicopters (along with spare parts and associated equipment). The letter of credit balance will continue to be reduced as payments are made to Australia.

Other Sources/Uses of Capital

We have contributed $19.6 million to the qualified pension plan for the 2011 plan year, $13.8 million of which was voluntary. We do not expect to make any further contributions to the qualified pension plan during 2011. We expect to contribute $4.4 million to the SERP for the 2011 plan year, $4.3 million of which has been contributed as of September 30, 2011. For the 2010 plan year, we contributed $35.7 million to the qualified pension plan, $25.0 million of which was voluntary, and $3.4 million to the SERP.

In November 2000, our Board of Directors approved a replenishment of our stock repurchase program, providing for repurchase of an aggregate of 1.4 million common shares for use in administration of our stock plans and for general corporate purposes. During the third quarter of 2011, 88,700 shares were repurchased at an average price of $28.33 under this program. There were no shares repurchased during the first six months of 2011 or the first nine months of 2010 under this program. At September 30, 2011, approximately 1.0 million shares remained authorized for repurchase under this program.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes outside the ordinary course of business in our contractual obligations or off-balance sheet arrangements during the first nine months of 2011. Please see our 2010 Form 10-K for a discussion of our contractual obligations and off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the Company’s exposure to market risk during the first nine months of 2011. Please see the Company’s 2010 Form 10-K for a discussion of the Company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, the disclosure controls and procedures were effective.

In September of 2011, we acquired Target. While we are beginning the process of incorporating our controls and procedures into this business, management has not yet performed documentation, evaluation and testing of internal controls over financial reporting at this business. Target will not be included in our assessment of internal controls over financial reporting as of December 31, 2011.

Changes in Internal Controls

There were no changes in internal controls over financial reporting at the Company that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Kaman Corporation and Subsidiaries
Part II – Other Information

Item 1A. Risk Factors

There have been no significant changes in the Company’s risk factors during the first nine months of 2011. Please see the Company’s 2010 Form 10-K for a discussion of the Company’s risk factors.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking information relating to the Company's business and prospects, including the Aerospace and Industrial Distribution businesses, operating cash flow, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of competitions for government programs and thereafter contract negotiations with government authorities, both foreign and domestic; 2) political conditions in countries where the Company does or intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) satisfactory conclusion to government inquiries or investigations regarding government programs; 5) domestic and foreign economic and competitive conditions in markets served by the Company, particularly the defense, commercial aviation and industrial production markets; 6) risks associated with successful implementation and ramp up of significant new programs; 7) potential difficulties associated with variable acceptance test results, given sensitive production materials and extreme test parameters; 8) management's success in increasing the volume of profitable work at the Wichita facility; 9) successful resale of the SH-2G(I) aircraft, equipment and spare parts; 10) receipt and successful execution of production orders for the JPF U.S. government contract, including the exercise of all contract options and receipt of orders from allied militaries, as all have been assumed in connection with goodwill impairment evaluations; 11) satisfactory resolution of (i) the Company's litigation relating to the FMU-143 program and (ii) the Wichita subpoena matter; 12) continued support of the existing K-MAX® helicopter fleet, including sale of existing K-MAX® spare parts inventory; 13) cost estimates associated with environmental remediation activities at the Bloomfield, Moosup and New Hartford, CT facilities and our U.K. facilities; 14) profitable integration of acquired businesses into the Company's operations; 15) changes in supplier sales or vendor incentive policies; 16) the effects of price increases or decreases; 17) the effects of pension regulations, pension plan assumptions and future contributions; 18) future levels of indebtedness and capital expenditures; 19) continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs for such items; 20) the effects of currency exchange rates and foreign competition on future operations; 21) changes in laws and regulations, taxes, interest rates, inflation rates and general business conditions; 22) future repurchases and/or issuances of common stock; and 23) other risks and uncertainties set forth in the Company's annual, quarterly and current reports, proxy statements and other filings with the SEC. Any forward-looking information provided in this report should be considered with these factors in mind. The Company assumes no obligation to update any forward-looking statements contained in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Purchases of Equity Securities

The following table provides information about purchases of Common Stock by the Company during the three months ended September 30, 2011:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (b)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
July 2, 2011 – July 29, 2011	—	$—	—	1,130,389
July 30, 2011 – August 26, 2011	—	$—	—	1,130,389
August 27, 2011 – September 30, 2011	88,700	$28.33	88,700	1,041,689
Total	88,700		88,700

(a)	There were no shares repurchased in connection with employee tax withholding obligations as permitted by the 2003 Stock Incentive Plan, a 16b-3 qualified plan.

(b)
In November 2000, our board of directors approved a replenishment of the Company's stock repurchase program providing for repurchase of an aggregate of 1.4 million shares of Common Stock for use in the administration of our stock plans and for general corporate purposes.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	attached
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	attached
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	attached
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	attached
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

KAMAN CORPORATION
Registrant
Date:	November 2, 2011		/s/ Neal J. Keating
		By:	Neal J. Keating
Chairman, President and
Chief Executive Officer
(Duly Authorized Officer)

Date:	November 2, 2011		/s/ William C. Denninger
		By:	William C. Denninger
Senior Vice President and
Chief Financial Officer

KAMAN CORPORATION

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	attached
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	attached
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	attached
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	attached
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.