Form 10-K
period 2011-12-31
KAMAN CORP
filed 2012-02-27
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
 Commission File No.  0-1093
 KAMAN CORPORATION
(Exact name of registrant as specified in its charter)

Connecticut	06-0613548
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1332 Blue Hills Avenue
Bloomfield, Connecticut 06002
(Address of principal executive offices)
Registrant's telephone number, including area code: (860) 243-7100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($1 par value)	New York Stock Exchange LLC
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value on July 1, 2011 (the last business day of the Company’s most recently completed second quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock, was approximately $939,215,196.
At January 27, 2012, there were 26,247,583 shares of Common Stock outstanding.
Documents Incorporated Herein By Reference
Portions of our definitive proxy statement for our 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Kaman Corporation

PART I

ITEM 1.	BUSINESS

GENERAL

Kaman Corporation, headquartered in Bloomfield, Connecticut, was incorporated in 1945. We are a diversified company that conducts business in the aerospace and industrial distribution markets. We report information for ourselves and our subsidiaries (collectively, “we,” “us,” “our,” and “the company”) in two business segments, Industrial Distribution and Aerospace. A discussion of 2011 developments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K.

Industrial Distribution Segment

Kaman Industrial Technologies Corporation (“KIT”) brings our commitment to technological leadership and value-added services to the Industrial Distribution business. The Industrial Distribution segment is the third largest power transmission/motion control industrial distributor in North America. We provide products including bearings, mechanical and electrical power transmission, fluid power, motion control and materials handling components to a broad spectrum of industrial markets throughout North America. Locations consist of over 200 branches, distribution centers and call centers across the United States (including Puerto Rico) and in Canada and Mexico. We offer approximately four million items, as well as value-added services, to a base of approximately 50,000 customers representing a highly diversified cross section of North American industry.  Subsidiaries of KIT include Kaman Industrial Technologies, Ltd., Minarik Corporation, Catching Fluidpower, Inc., Delamac de Mexico, S.A. de C.V. and Industrial Rubber and Mechanics, Inc.

Aerospace Segment

The Aerospace segment produces and/or markets proprietary aircraft bearings and components; complex metallic and composite aerostructures for commercial, military and general aviation fixed and rotary wing aircraft; safing and arming solutions for missile and bomb systems for the U.S. and allied militaries; subcontract helicopter work; support for its SH-2G Super Seasprite maritime helicopters and K-MAX ® manned and unmanned medium-to-heavy lift helicopters; and engineering design, analysis and certification services.

Principal customers include the U.S. military, Sikorsky Aircraft Corporation, The Boeing Company, Bell Helicopter, Airbus, Lockheed Martin and Raytheon. The SH-2G aircraft is currently in service with the Egyptian Air Force and the New Zealand and Polish navies. Operations are conducted at Kaman Aerospace Corporation’s Aerostructures Division facilities in Jacksonville, FL and Chihuahua, Mexico, Helicopters Division facilities in Bloomfield, CT and Precision Products Division facilities in Middletown, CT ("KPP Middletown") and Tucson, AZ (collectively “KAC”), Kaman Precision Products, Inc. in Orlando, FL (“KPP Orlando”), Kaman Composites - Wichita Inc. in Wichita, KS (“Composites Wichita”), Kaman Composites - UK Holdings Ltd. facilities in Darwen, Lancashire, United Kingdom and Hyde, Greater Manchester, United Kingdom (“U.K. Composites”), Kamatics Corporation in Bloomfield, CT, RWG Frankenjura-Industrie Flugwerklager GmbH in Dachsbach, Germany (“RWG”), Kaman Global Aerosystems Inc. in Everett, WA, and Kaman Composites - Vermont, Inc. (Formerly Vermont Composites, Inc.) in Bennington, VT.

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

Our Aerospace segment’s working capital requirements are dependent on the nature and life cycle of the programs for which work is performed. A new program may initially require higher working capital requirements related to the purchase of inventory and equipment necessary to perform the work. However, as these programs mature and efficiencies are gained in the production process, working capital requirements generally decrease for these programs.

Our revolving credit facility is available for additional working capital requirements and investment opportunities.

PRINCIPAL PRODUCTS AND SERVICES

The following is information for the three preceding years concerning the percentage contribution of each business segment’s products and services to consolidated net sales from continuing operations:

	Years Ended December 31,
	2011	2010	2009
Industrial Distribution	63.5%	63.1%	56.3%
Aerospace	36.5%	36.9%	43.7%
Total	100.0%	100.0%	100.0%

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

BACKLOG

Our entire backlog is attributable to the Aerospace segment. We anticipate that approximately 86.2% of our backlog at the end of 2011 will be performed in 2012. Approximately 70.6% of the backlog at the end of 2011 is related to U.S. Government contracts or subcontracts, which include government orders that are firm but not yet funded.

Total backlog at the end of December 31, 2011, 2010 and 2009, and the portion of the backlog we expect to complete in 2012 is as follows:

In thousands	Total Backlog at December 31, 2011	2011 Backlog to be completed in 2012	Total Backlog at December 31, 2010	Total Backlog at December 31, 2009
Aerospace	$531,920	$458,517	$532,630	$430,885

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

During 2011, approximately 97.2% of the work performed by the Company directly or indirectly for the U.S. government was performed on a fixed-price basis and the balance was performed on a cost-reimbursement basis. Under a fixed-price contract, the price paid to the contractor is negotiated at the outset of the contract and is not generally subject to adjustment to reflect the actual costs incurred by the contractor in the performance of the contract. Cost reimbursement contracts provide for the reimbursement of allowable costs and an additional negotiated fee.

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

See Note 16, Commitments and Contingencies, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further discussion of our environmental matters.

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

COMPETITION

The Industrial Distribution segment competes for business with several other national distributors of bearings, power transmission and material handling products, two of which are substantially larger, and with many regional and local distributors and original equipment manufacturers. Competitive forces have intensified due to the increasing trend towards large national accounts, the use of integrated suppliers, supplier product authorizations and the increasing consolidation in supplier relationships. We compete for business on the breadth and quality of products, product availability, delivery, on the basis of price, performance and value added services that we are able to provide.

The Aerospace segment operates in a highly competitive environment with many other organizations, some of which are substantially larger and have greater financial strength and other resources. We compete for aerostructures subcontract, helicopter structures, bearings and components business on the basis of price and quality; product endurance and special performance characteristics; proprietary knowledge; the quality of our products and services; the availability of facilities, equipment and personnel to perform contracts; and the reputation of our business. Competitors for our business also include small machine shops and offshore manufacturing facilities. We compete for engineering design services business primarily on the basis of technical competence, the reputation of our business, the availability of our personnel and, to some extent, price. We compete for advanced technology fuzing business primarily on the basis of technical competence, product quality, and to some extent, price; and also on the basis of our experience as a developer and manufacturer of fuzes for particular weapon types and the availability of our facilities, equipment and personnel. We are also affected by the political and economic circumstances of our potential foreign customers.

RESEARCH AND DEVELOPMENT EXPENDITURES

Government sponsored research expenditures (which are included in cost of sales) were $5.5 million in 2011, $7.5 million in 2010, and $7.7 million in 2009. Independent research and development expenditures (which are included in selling, general and administrative expenses) were $4.8 million in 2011, $4.2 million in 2010, and $4.1 million in 2009.

EMPLOYEES

As of December 31, 2011, we employed 4,614 individuals.

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

We make available, free of charge on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, and current reports on Form 8-K as well as amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, together with Section 16 insider beneficial stock ownership reports, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the SEC. These documents are posted on our website at www.kaman.com — select the “Investor Relations” link, then the "Financial Information" link and then the “SEC Filings” link.

We also make available, free of charge on our website, the Certificate of Incorporation, By–Laws, governance principles and all Board of Directors' standing Committee Charters (including Audit, Corporate Governance, Personnel & Compensation and Finance). These documents are posted on our website at www.kaman.com — select the “Investor Relations” link and then the "Corporate Governance" link.

The information contained in our website is not intended to be incorporated into this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

The company’s executive officers as of the date of this report are as follows:

Candace A. Clark	Ms. Clark, 57, has been Senior Vice President, Chief Legal Officer and Secretary since 1996. Ms. Clark has held various positions with the company since 1985.
William C. Denninger
Mr. Denninger, 61, joined the company as Senior Vice President – Finance on November 17, 2008 and was elected Senior Vice President and Chief Financial Officer effective December 1, 2008. Effective February 20, 2012, was elected Executive Vice President of Kaman Corporation. Prior to joining the company, Mr. Denninger served for eight years as Senior Vice President and Chief Financial Officer of Barnes Group, Inc., a $1.0 billion global industrial products manufacturer and distributor. He also served on that company's board of directors.

Ronald M. Galla	Mr. Galla, 60, has been Senior Vice President and Chief Information Officer since 1995. Mr. Galla has been director of the company's Management Information Systems since 1984.
Neal J. Keating
Mr. Keating, 56, was elected President and Chief Operating Officer as well as a Director of the company effective September 17, 2007.  Effective January 1, 2008, he was elected to the offices of President and Chief Executive Officer and effective March 1, 2008 he was appointed to the additional position of Chairman. Prior to joining the company, Mr. Keating served as Chief Operating Officer at Hughes Supply, a $5.4 billion industrial distributor that was acquired by Home Depot in 2006. Prior to that, he held senior positions at GKN Aerospace, an aerospace subsidiary of GKN, plc, and Rockwell Collins Commercial Systems, as well as serving as a board member of GKN plc and Agusta-Westland.

Steven J. Smidler
Mr. Smidler, 53, assumed the role of President of Kaman Industrial Technologies on September 1, 2010, after joining the company in December 2009 as Senior Vice President and Chief Operating Officer of Kaman Industrial Technologies. Effective February 20, 2012, was elected Executive Vice President of Kaman Corporation. Mr. Smidler joined the company from Lenze Americas Corporation where he served as Executive Vice President, with responsibility for marketing, sales, finance, business systems and product technology for the Americas. Mr. Smidler was also a member of the management committee of the Lenze Group, Germany, and held the position of President and Treasurer for Lenze Americas and served as Treasurer and a Board member for the Lenze ACTech production company. Prior to that, he served as Vice President, Americas Sales Operations at Eaton Corporation, with responsibility for product, service and system sales for critical power applications and at Rockwell Automation, Inc., serving in a number of progressively responsible positions, and departing as Vice President, Marketing of the Global Manufacturing Group.

Gregory L. Steiner
Mr. Steiner, 54, joined the company as President of Kaman Aerospace Group, Inc., with overall responsibility for the company's Aerospace segment, effective July 7, 2008. Effective February 20, 2012, was elected Executive Vice President of Kaman Corporation. Since 2005, Mr. Steiner was employed at GE Aviation-Systems, serving first as Vice President and General Manager, Military Mission Systems and then as Vice President, Systems for GE Aviation-Systems, responsible for systems integration. Prior to that, he served as Group Vice President at Curtiss-Wright Controls, Inc., with responsibility for four aerospace and industrial electronics businesses located in the U.S. and United Kingdom and at Rockwell Collins, Inc., serving in a number of progressively responsible positions, and departing as Vice President and General Manager of Passenger Systems.

John J. Tedone
Mr. Tedone, 47, has been Vice President, Finance and Chief Accounting Officer of the Company since April 2007.  From April 2006 to April 2007, he served as Vice President, Internal Audit and prior to that as Assistant Vice President, Internal Audit.

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

Our future operating results may be impacted by changes in economic conditions.

The Company’s future operating results and liquidity may be impacted by economic downturns in several ways, including:

•	future availability of credit;

•	the inability to obtain further bank financing, which may limit our ability to invest in capital projects and planned expansions or to fully execute our strategy in the short term;

•	higher interest rates on future borrowings, which would limit our cash flow;

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

The commercial aviation industry tends to be cyclical, and capital spending by airlines and aircraft manufacturers may be influenced by a variety of global factors including current and future traffic levels, aircraft fuel pricing, labor issues, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, worldwide airline profits and backlog levels.

The defense industry is also affected by a changing global political environment, continued pressure on U.S. and global defense spending, U.S. foreign policy and the level of activity in military flight operations.

Changes to the defense industry and continued pressure to reduce U.S. defense spending could have a material impact on several of our current aerospace programs, which could adversely affect our operating results. To mitigate these risks, we have worked to expand our customer and product bases to include both commercial and military markets.

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

Our business depends on maintaining sufficient supply of various products to meet our customers’ demands. We have long-standing relationships with key suppliers but these relationships are non-exclusive and could be terminated by either party. If we lost a key supplier, or were unable to obtain the same levels of deliveries from these suppliers and were unable to supplement those purchases with products obtained from other suppliers, it could have a material adverse effect on our business. Additionally, we rely on foreign and domestic suppliers and commodity markets to secure raw materials used in many of the products we manufacture within the Aerospace segment or sell within our Industrial Distribution segment. This exposes us to volatility in the price and availability of raw materials. In some instances, we depend upon a single source of supply. Supply interruptions could arise from shortages of raw materials, labor disputes or weather conditions affecting suppliers’ production, transportation disruptions, or other reasons beyond our control. Even if we continue with our current supplier relationships, high demand for certain products may result in us being unable to meet our customers’ demands, which could put us at a competitive disadvantage. Additionally, our key suppliers could also increase pricing of their products, which would negatively affect our operating results if we were not able to pass these price increases through to our customers. We base our supply management process on an appropriate balancing of the foreseeable risks and the costs of alternative practices. To protect ourselves against such risks, we engage in strategic inventory purchases during the year, negotiate long-term vendor supply agreements and monitor our inventory levels to ensure that we have the appropriate inventory on hand to meet our customers’ requirements.

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

Estimated costs are based primarily on anticipated purchase contract terms, historical performance trends, business base and other economic projections. The complexity of certain programs as well as technical risks and the availability of materials and labor resources could affect the Company’s ability to accurately estimate future contract costs. Additional factors that could affect recognition of revenue under the percentage-of-completion method include:

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

The Company’s information technology systems provide critical data connectivity, information and services for internal and external users.  These interactions include, but are not limited to, ordering and managing materials from suppliers, inventory management, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, and other processes necessary to manage the business. Our computer systems face the threat of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber attacks and other security problems and system disruptions.

The Company has put in place business continuity plans and security precautions for its critical systems, including the recently completed back-up data center.  However, if the Company’s information technology systems are damaged, or cease to function properly due to any number of causes, such as catastrophic events, power outages or security breaches resulting in unauthorized access, and the Company’s business continuity plans and security precautions do not effectively compensate on a timely basis, the Company may suffer interruptions in its operations or the misappropriation of proprietary information, which may adversely impact the Company’s revenues and operating results.

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

When we acquire a business, we record goodwill equal to the excess of the amount we pay for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business we acquire. Goodwill and other intangible assets that have indefinite useful lives must be evaluated at least annually for impairment. The specific guidance for testing goodwill and other non-amortized intangible assets for impairment requires management to make certain estimates and assumptions when allocating goodwill to reporting units and determining the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is generally determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we generally perform our evaluations annually in the fourth quarter, using available forecast information.

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

For a discussion of these matters, please refer to Note 16, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Our acceptance of the return of the 11 Australian SH-2G(A) Super Seasprite helicopters, including related inventory and equipment, from the Commonwealth of Australia is subject to a variety of risks and uncertainties.

On February 12, 2009, we completed the transfer of title for the 11 Australian SH-2G(A) Super Seasprite helicopters, including related inventory and equipment, from the Commonwealth of Australia to the Company. For more information, please refer to Note 16, Commitments and Contingencies, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Our acceptance of the return of the aircraft and other inventory is subject to a variety of risks and uncertainties including but not limited to:

•	The potential absence of a market for the aircraft and spare parts; and

•	Risk of the inventory becoming obsolete over time, resulting in the Company recording a lower of cost or market adjustment.

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

If we are not awarded additional national accounts in the future, or if existing national account agreements are not renewed, our sales volume could be negatively impacted which may result in lower gross margins and weaker operating results. Additionally, national accounts may require an increased level of customer service, such as investments in the form of opening of new branches to meet our customers’ needs. The cost and time associated with these activities could be significant and if the relationship is not maintained, we could ultimately not make a return on these investments.

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

Our business may be impacted by disruptions including, but not limited to, threats to physical security, information technology attacks or failures, damaging weather or other acts of nature and pandemics or other public health crises. Any of these disruptions could affect our internal operations or services provided to customers, and could impact our sales, increase our expenses or adversely affect our reputation or our stock price. We have developed and are implementing business continuity plans for each of our businesses, in order to mitigate the effects disruptions may have on our financial results.

Our revenue and quarterly results may fluctuate, which could adversely affect our stock price.

We have experienced, and may in the future experience, significant fluctuations in our quarterly operating results that may be caused by many factors. These factors include but are not limited to:

•	Difficulties with our technical programs;

•	Changes in demand for our products;

•	Introduction, enhancement or announcement of products by us or our competitors;

•	Market acceptance of our new products;

•	The growth rates of certain market segments in which we compete;

•	Size, timing and shipment terms of significant orders;

•	Budgeting cycles of customers;

•	Mix of distribution channels;

•	Mix of products and services sold;

•	Mix of domestic and international revenues;

•	Fluctuations in currency exchange rates;

•	Changes in the level of operating expenses;

•	Changes in our sales incentive plans;

•	Changes in tax laws in the jurisdictions in which we conduct business;

•	Inventory obsolescence;

•	Accrual of contract losses;

•	Fluctuations in oil and utility costs;

•	Completion or announcement of acquisitions by us; and

•	General economic conditions in regions in which we conduct business.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking information relating to the Company's business and prospects, including the Aerospace and Industrial Distribution businesses, operating cash flow, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of competitions for government programs and thereafter contract negotiations with government authorities, both foreign and domestic; 2) political conditions in countries where the Company does or intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) satisfactory conclusion to government inquiries or investigations regarding government programs, including satisfactory resolution of the Wichita subpoena matter; 5) domestic and foreign economic and competitive conditions in markets served by the Company, particularly the defense, commercial aviation and industrial production markets; 6) risks associated with successful implementation and ramp up of significant new programs; 7) potential difficulties associated with variable acceptance test results, given sensitive production materials and extreme test parameters; 8) successful resale of the SH-2G(I) aircraft, equipment and spare parts; 9) receipt and successful execution of production orders for the JPF U.S. government contract, including the exercise of all contract options and receipt of orders from allied militaries, as all have been assumed in connection with goodwill impairment evaluations; 10) continued support of the existing K-MAX® helicopter fleet, including sale of existing K-MAX® spare parts inventory; 11) cost estimates associated with environmental remediation activities at the Bloomfield, Moosup and New Hartford, CT facilities and our U.K. facilities; 12) profitable integration of acquired businesses into the Company's operations; 13) changes in supplier sales or vendor incentive policies; 14) the effects of price increases or decreases; 15) the effects of pension regulations, pension plan assumptions, pension plan asset performance and future contributions; 16) future levels of indebtedness and capital expenditures; 17) future availability of credit; 18) continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs for such items; 19) the effects of currency exchange rates and foreign competition on future operations; 20) changes in laws and regulations, taxes, interest rates, inflation rates and general business conditions; 21) future repurchases and/or issuances of common stock; and 22) other risks and uncertainties set forth in the Company's annual, quarterly and current reports, proxy statements and other filings with the SEC. Any forward-looking information provided in this report should be considered with these factors in mind. The Company assumes no obligation to update any forward-looking statements contained in this report.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our facilities are generally suitable for, and adequate to serve, their intended uses. At December 31, 2011, we occupied major facilities at the following principal locations:

Segment	Location	Property Type (1)
Aerospace	Jacksonville, Florida	Leased - Manufacturing & Office
	Chihuahua, Mexico	Leased - Manufacturing & Office
	Wichita, Kansas	Leased - Manufacturing & Office
	Darwen, Lancashire, United Kingdom	Leased - Manufacturing & Office
	Hyde, Greater Manchester, United Kingdom	Leased - Manufacturing & Office
	Orlando, Florida	Leased - Manufacturing & Office
	Everett, Washington	Leased - Office
	Dachsbach, Germany	Owned - Manufacturing & Office
	Middletown, Connecticut	Owned - Manufacturing & Office
	Bloomfield, Connecticut	Owned - Manufacturing, Office & Service Center
	Bennington, Vermont	Owned - Manufacturing & Office

Industrial Distribution	Bloomfield, Connecticut	Owned - Office
	Ontario, California	Leased - Distribution Center & Office
	Albany, New York	Leased - Distribution Center & Office
	Savannah, Georgia	Leased - Distribution Center & Office
	Salt Lake City, Utah	Leased - Distribution Center & Office
	Louisville, Kentucky	Leased - Distribution Center & Office
	Glendale, California	Leased - Office
	Gurabo, Puerto Rico	Leased - Distribution Center & Office
	Mexico City, Mexico	Leased - Distribution Center & Office
	Bolingbrook, IL	Leased - Office & Branch

Corporate	Bloomfield, Connecticut	Owned - Office & Information Technology Back-Up Data Center

Square Feet
Industrial Distribution (2)	1,898,643
Aerospace	1,708,306
Corporate (3, 4)	590,195
Total	4,197,144

(1)	Owned facilities are unencumbered.

(2)	The Industrial Distribution segment also has branches located across the United States, Puerto Rico, Canada and Mexico, generally operating in leased facilities.

(3)	We occupy a 40,000 square foot corporate headquarters building, 38,000 square foot mixed use building and 8,000 square foot data center in Bloomfield, Connecticut.

(4)
Approximately 500,000 square feet of space included in the corporate square footage is attributable to a facility located in Moosup, Connecticut, that was closed in 2003 and is being held for disposition.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the company is subject to various claims and suits arising out of the ordinary course of business, including commercial, employment and environmental matters. We do not expect that the resolution of these matters would have a material adverse effect on our consolidated financial position. Although not required to be disclosed in response to this Item, certain legal proceedings are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 16, Commitments and Contingencies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET, DIVIDEND AND SHAREHOLDER INFORMATION

Effective February 7, 2012, our Common Stock is traded on the New York Stock Exchange under the symbol "KAMN". Prior to that date our Common Stock was traded on the NASDAQ Global Market under the symbol "KAMN”.  As of January 27, 2012, there were 3,808 registered holders of our Common Stock. Holders of the company’s Common Stock are eligible to participate in the BNY Mellon Shareowner Services administered by Computershare. The program offers a variety of services including dividend reinvestment. A booklet describing the program may be obtained by contacting Computershare at (800) 227-0291 or via the web at www.computershare.com.

The following table sets forth the high, low and closing sale prices per share of the Company’s Common Stock and the dividends declared for the periods indicated:

	Market Quotations (1)
	High	Low	Close	Dividend Declared
2011
First quarter	$35.57	$27.00	$35.22	$0.14
Second quarter	38.40	31.97	36.36	0.14
Third quarter	37.70	26.17	27.85	0.16
Fourth quarter	35.05	25.73	27.32	0.16
2010
First quarter	$26.35	$22.71	$24.92	$0.14
Second quarter	28.40	21.65	22.07	0.14
Third quarter	26.95	20.97	25.83	0.14
Fourth quarter	30.00	25.34	29.07	0.14

(1)	Market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about purchases of Common Stock by the Company during the three months ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (a)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
October 1, 2011 – October 28, 2011	76,932	$28.66	76,932	964,757
October 29, 2011 – November 25, 2011	213	32.00	—	964,757
November 26, 2011 – December 31, 2011	—	—	—	964,757
Total	77,145		76,932

(a) In November 2000, our board of directors approved a replenishment of the Company's stock repurchase program providing for repurchase of an aggregate of 1.4 million shares of Common Stock for use in the administration of our stock plans and for general corporate purposes.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2011 concerning Common Stock issuable under the company’s equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2003 Stock Incentive Plan*	979,658	$23.35	759,762
Employees Stock Purchase Plan	—	—	641,187
Equity compensation plans not approved by security holders	—	—	—
Total	979,658	$23.35	1,400,949

*	Includes securities to be issued upon exercise of outstanding options granted under a predecessor plan.

PERFORMANCE GRAPH

Following is a comparison of our total shareholder return for the period 2006 – 2011 compared to the S&P 600 Small Cap Index, and the Russell 2000 Small Cap Index. The performance graph does not include a published industry or line-of-business index or peer group of similar issuers because during the performance period the company was conducting operations in diverse lines of business and we do not believe a meaningful industry index or peer group can be reasonably identified. Accordingly, as permitted by regulation, the graph includes the S&P 600 Small Cap Index and the Russell 2000 Small Cap Index, both of which are comprised of issuers with generally similar market capitalizations to that of the company.

	2006	2007	2008	2009	2010	2011
Kaman Corporation	100.00	167.20	84.37	110.96	142.79	136.70
S&P Small Cap 600	100.00	99.70	68.72	86.29	108.99	110.09
Russell 2000	100.00	98.44	65.17	82.87	105.14	100.73

ITEM 6.	SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL DATA
(in thousands except per share amounts, shareholders and employees)

	2011 [1]	2010 [2,3]	2009 [2]	2008 [2,4]	2007 [2,5,6]
OPERATIONS
Net sales from continuing operations	$1,498,153	$1,318,513	$1,146,231	$1,253,595	$1,086,031
Gain (loss) on sale of product lines and other assets	(270)	447	(4)	221	2,579
Operating income from continuing operations	88,831	58,442	41,597	69,811	70,219
Earnings before income taxes from continuing operations	77,488	55,997	34,665	63,711	63,018
Income tax benefit (expense)	(26,346)	(20,386)	(9,670)	(25,786)	(23,123)
Earnings from continuing operations	51,142	35,611	24,995	37,925	39,895
Earnings from discontinued operations, net of taxes	—	—	—	—	7,890
Gain on disposal of discontinued operations, net of taxes	—	—	—	492	11,538
Net earnings	$51,142	$35,611	$24,995	$38,417	$59,323
FINANCIAL POSITION
Current assets	$600,102	$584,953	$482,603	$486,516	$491,629
Current liabilities	218,698	221,845	154,070	179,177	182,631
Working capital	381,404	363,108	328,533	307,339	308,998
Property, plant and equipment, net	111,895	89,719	81,322	79,476	53,645
Total assets	996,398	895,757	773,067	762,613	634,863
Long-term debt, excluding current portion	198,522	140,443	56,800	87,924	11,194
Shareholders’ equity	373,071	362,670	312,900	274,271	394,526
PER SHARE AMOUNTS
Basic earnings per share from continuing operations	1.95	1.37	0.97	1.50	1.64
Basic earnings per share from discontinued operations	—	—	—	—	0.32
Basic earnings per share from disposal of discontinued operations	—	—	—	0.02	0.47
Basic net earnings per share	$1.95	$1.37	$0.97	$1.52	$2.43
Diluted earnings per share from continuing operations	1.93	1.36	0.97	1.49	1.60
Diluted earnings per share from discontinued operations	—	—	—	—	0.31
Diluted earnings per share from disposal of discontinued operations	—	—	—	0.02	0.46
Diluted net earnings per share	$1.93	$1.36	$0.97	$1.51	$2.37
Dividends declared	0.60	0.56	0.56	0.56	0.53
Shareholders’ equity	14.22	13.93	12.14	10.77	15.69
Market price range – High	38.40	30.00	24.86	38.56	39.31
Market price range – Low	25.73	20.97	9.33	16.48	21.38
AVERAGE SHARES OUTSTANDING
Basic	26,246	25,928	25,648	25,357	24,375
Diluted	26,500	26,104	25,779	25,512	25,261
GENERAL STATISTICS
Registered shareholders	3,813	3,879	4,064	4,107	4,186
Employees	4,614	4,269	4,032	4,294	3,618
 (See Footnotes on following page)

(Footnotes to Five-Year Selected Financial Data on Preceding Page)

Included within certain annual results are a variety of unusual or significant items that may affect comparability. The most significant of such items are described below as well as within Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements.

1.
Results for 2011 include $6.2 million in expense recognized in the fourth quarter related to the settlement of the FMU-143 matter and the non-recurring benefit of $2.4 million recognized in the first quarter of 2011, resulting from the death of a former executive.

2.
Results for all periods presented reflect the retrospective change in our method of recognizing pension expense. See Note 2, Accounting Changes, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a discussion of the change and the impacts of the change for the years ended December 31, 2010 and 2009.

3.
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

4.
Results for 2008 include a $7.8 million non-cash non-tax deductible charge for the impairment of goodwill related to Wichita Composites, $2.5 million related to the write-off of tooling costs at Wichita Composites and $1.6 million of expense related to the cancellation of foreign currency hedge contracts originally assumed in connection with the acquisition of U.K. Composites.

5.
The company sold Kaman Music Corporation on December 31, 2007, which resulted in a pre-tax gain on disposal of discontinued operations of $18.1 million, and the Aerospace segment’s 40mm product line assets, which resulted in a pre-tax gain of $2.6 million.

6.	Results for 2007 include charges for the Australian SH-2G(A) helicopter program of $6.4 million.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW OF BUSINESS

Kaman Corporation is composed of two business segments:

•	Industrial Distribution, the third largest power transmission/motion control industrial distributor in North America.

•	Aerospace, a manufacturer and subcontractor in the international, commercial and military aerospace and defense markets.

Financial performance

•	Net sales increased 13.6% compared to the prior year.

•	Net earnings increased 43.6% compared to the prior year.

•	Diluted earnings per share, when compared to the prior year, increased 41.9% to $1.93.

•	Cash flows provided by operating activities were $44.8 million for 2011, an increase of $7.5 million when compared to the prior year.

•	Our Industrial Distribution segment had record annual sales of $950.8 million.

•
In 2011, we elected to change our method of recognizing pension expense. Previously, for our non-contributory qualified defined benefit pension plan ("Qualified Pension Plan") we used the market-related value of plan assets reflecting changes in the fair value of plan assets amortized over a four-year period. Under the new accounting method, the market-related value of plan assets reflects the actual change in the fair value of plan assets for the year. This change has been adopted through retrospective application of the new policy to all periods presented. Our 2011 diluted earnings per share would have been lower by $0.09 had we accounted for the pension expense under the previous methodology. See Note 2, Accounting Changes, in the Notes to Consolidated Financial Statements for the impact of all adjustments made to the financial statements as a result of this change.

Significant acquisitions completed during the year

•
On December 15, 2011, we acquired Catching Fluidpower, Inc. ("Catching") of Bolingbrook, Illinois and on September 2, 2011, we acquired the assets of Target Electronic Supply ("Target") of Westwood, Massachusetts. These acquisitions have been included in our Industrial Distribution segment. On November 4, 2011, we acquired Vermont Composites, Inc. ("Vermont Composites") of Bennington, Vermont, which has been included in our Aerospace segment. Total consideration paid for these three acquisitions was $79.7 million, inclusive of working capital adjustments and contingent consideration.

Key events

•
On December 21, 2011, we entered into an agreement with the U.S. Government ("USG") to settle lawsuits related to our prior FMU-143 fuze program. The terms of the settlement with the U.S. Government required us to make a $4.75 million payment, which was made in January 2012. In addition, both parties have released each other as to the subject matter of the litigation, the USG has withdrawn its fraud allegation and neither party has admitted liability. Separately, we wrote-off program related inventory in the amount of $1.45 million, net of reserves, bringing the total pre-tax impact of the settlement to $6.2 million.

•
On December 19, 2011, in conjunction with the acquisition of Catching, Parker Hannifin Corporation ("Parker") recognized us nationally as a value-added reseller of Parker hydraulics, fluid connector and automation products. This will allow us full access to the Parker motion technologies portfolio of products across all of its U.S. locations utilizing local authorized Parker distributors.

•
On September 29, 2011, the U.S. Navy and U.S. Marine Corps selected the Lockheed Martin/Kaman Unmanned K-MAX for deployment to Afghanistan. The decision followed the successful completion of a five-day Quick Reaction Assessment for the U.S. Navy's Cargo Unmanned Aircraft Systems (UAS) program. Two aircraft were deployed to Afghanistan in the fourth quarter of 2011.

•
At various times during 2011 we experienced problems during acceptance testing of fuzes produced for our Joint Programmable Fuze (“JPF”) program that caused us to halt production multiple times throughout the year. The acceptance testing failures resulted from issues with test equipment and testing procedures, as well as an isolated component failure. Despite these issues we were able to deliver approximately 3,700 units during the fourth quarter before having to halt deliveries again. In cooperation with our customer, we analyzed, tested and verified the root causes of the acceptance testing failures and developed a plan to remediate the situation. As a result, we resumed acceptance testing in January.

•
The recent JPF competitive source selection by the U.S. Government has transitioned into a sole source negotiation between us and the United States Air Force (“USAF”). Based on the time needed for the U.S. Government to audit our proposal, and for contract negotiations to be completed, contract award is not expected until mid-2012.

•
Through December 31, 2011, we have made cumulative payments of $26.8 million (AUD) to the Commonwealth of Australia in accordance with our settlement agreement related to the SH-2G(A) Helicopters. Of this amount, $23.9 million (AUD) was paid in 2011, of which $23.8 million (AUD) was paid on March 14, 2011. At the exchange rate in effect on that date, the U.S. dollar value of the payment was $24.1 million; however, through the use of Australian dollar foreign currency exchange contracts entered into in 2008 we were able to acquire the $23.8 million (AUD) for $15.5 million.

•
During the second quarter, we amended our Revolving Credit Facility and Term Loan Agreement. The amendments, among other things, allowed us to reduce the interest rates on these facilities to LIBOR plus 137.5 basis points compared to an interest rate of LIBOR plus 200.0 basis points prior to the amendments.

•
During the first quarter, we were awarded a $23.8 million order from the USAF under Option 8 of our JPF program. During the second quarter, we were awarded an additional $23.7 million order from the USAF under Option 8 of our JPF program and a commercial JPF foreign military order of $3.1 million. During the first quarter of 2012, we were awarded an additional $24.2 million order from the USAF under Option 8.

Outlook

As we look at 2012, we anticipate growth in both of our segments. Our 2012 outlook is as follows:

•	Industrial Distribution:

•Sales of $1,025 million to $1,055 million, up 8% to 11%
•Operating margin between 5.4% and 5.6%

•	Aerospace:

•Sales of $605 million to $625 million, up 11% to 14%
•Operating margin between 15.7% and 16.0%

•	Corporate expenses in the range of $44 million to $46 million

•	Interest expense of approximately $13.5 million

•	Estimated tax rate of 35%

•	Free cash flow in the range of $30 to $35 million.

RESULTS OF CONTINUING OPERATIONS

Consolidated Results

Net Sales

	2011	2010	2009
In thousands
Industrial Distribution	$950,750	$831,997	$645,535
Aerospace	547,403	486,516	500,696
Total	$1,498,153	$1,318,513	$1,146,231
$ change	$179,640	$172,282	$(107,364)
% change	13.6%	15.0%	(8.6)%

The increase in net sales for 2011 as compared to 2010 was attributable to an increase in organic sales at both our segments and the contribution of $87.5 million in sales from the acquisitions completed in 2011 and 2010. Foreign currency exchange rates had a $3.4 million favorable impact on sales during 2011. See Segment Results of Operations and Financial Condition below for further discussion of segment net sales.

The increase in net sales for 2010 as compared to 2009 was attributable to an increase in organic sales at our Industrial Distribution segment, the contribution of sales from our 2010 acquisitions and the favorable impact of foreign currency exchange rates of $2.0 million, partially offset by a decrease in organic sales at our Aerospace segment. See Segment Results of Operations and Financial Condition below for further discussion of segment net sales.

Gross Profit

	2011	2010	2009
In thousands
Gross profit	$418,171	$357,807	$305,938
$ change	60,364	51,869	(26,199)
% change	16.9%	17.0%	(7.9)%
% of net sales	27.9%	27.1%	26.7%

Gross profit increased in 2011 primarily due to organic increases in gross profit at both our segments and the contribution of gross profit from our 2010 and 2011 acquisitions. The organic increase in gross profit in our Industrial Distribution segment was primarily a result of higher sales volume compared to the prior year and higher gross margin rates despite increased competitive price pressures. The organic increase in gross profit in our Aerospace segment was due to increased sales volume related to our bearing product lines for the commercial and regional / business jet markets, commercial sales to foreign militaries of the JPF fuze, the contribution of gross profit from the K-MAX® unmanned aircraft systems and the absence of program related losses recorded in 2010. These increases were partially offset by decreased gross profit resulting from fewer shipments under our JPF fuze program to the USG, lower volume in our helicopter aftermarket programs and a reduction in C-17 program volume.

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

Selling, General & Administrative Expenses (S,G&A)

	2011	2010	2009
In thousands
S,G&A	$329,070	$293,441	$264,337
$ change	35,629	29,104	9,601
% change	12.1%	11.0%	3.8%
% of net sales	22.0%	22.3%	23.1%

S,G&A increased for 2011 as compared to 2010 due to increased expenses in both of our segments, including $15.9 million of expenses related to our 2010 and 2011 acquisitions. The higher expense at our Industrial Distribution segment was attributable to acquisitions and an increase in variable costs such as sales commissions and other employee related costs resulting from the higher sales volume. The increase in expense at our Aerospace segment was primarily due to the additional expenses resulting from the 2010 acquisition of Global Aerosystems, our 2011 acquisition of Vermont Composites, $4.75 million in expense associated with the settlement of the FMU-143 matter and higher employee related costs. Corporate expense was relatively flat for 2011 as compared to 2010, with increases in our incentive compensation expense and group health insurance expense virtually offset by lower acquisition related costs, lower pension expense and a nonrecurring benefit of $2.4 million associated with the death of a former executive.

S,G&A increased for 2010 as compared to 2009 due to an increase in expense at both our segments offset by a decrease in Corporate expense. The higher expense at our Industrial Distribution segment was attributable to the acquisitions as well as the absence of certain one-time benefits related to employee furloughs taken in 2009 and an increase in variable costs such as sales commissions and other employee related costs resulting from the higher sales volume. The increase in expense at our Aerospace segment was due to an increase in legal fees associated with the FMU-143 program litigation matters. The decrease in our Corporate expenses was primarily due to a $12.0 million decrease in pension expense, partially offset by $1.5 million in acquisition related costs.

Goodwill Impairment

	2011	2010	2009
In thousands
Goodwill impairment	$—	$6,371	$—

During the first quarter of 2010, we were informally notified by a customer of its intent to terminate a contract that had been obtained in our acquisition of U.K. Composites. No sales were recognized related to the contract in question during the years ended December 31, 2010 or 2009. Throughout 2010, management worked with this customer to find an acceptable resolution and maintain the work there under. During the fourth quarter of 2010 we received a contract termination notice and, as a result, removed all future revenue and related profit associated with this contract from the reporting unit’s projections when preparing its annual test for impairment. We do not believe the termination of the contract will have a significant impact on our liquidity. This contract loss, in addition to a reduction in revenue for other programs, reduced the revenue and earnings growth forecast to levels below those anticipated at the reporting unit’s acquisition in 2008, creating a situation in which Step 1 of the impairment analysis resulted in a fair value for the reporting unit below its carrying value. Prior to proceeding to Step 2 of the impairment analysis, management assessed the tangible and intangible assets subject to amortization to determine if they were impaired. Based on this analysis these assets were determined not to be impaired. Upon completion of the Step 2 impairment analysis, we recorded a non-cash non-tax deductible goodwill impairment charge of $6.4 million (representing 17% of the total goodwill balance for the reporting unit) to reduce the carrying value of goodwill to its implied fair value. This charge has been included in the operating results of our Aerospace segment. See Note 5, Fair Value Measurements, and Note 9, Goodwill and Other Intangible Assets, Net, in the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies, for further discussion.

Operating Income

	2011	2010	2009
In thousands
Operating income	$88,831	$58,442	$41,597
$ change	30,389	16,845	(28,214)
% change	52.0%	40.5%	(40.4)%
% of net sales	5.9%	4.4%	3.6%

The increase in operating income for 2011 as compared to 2010 was driven by increases in operating income at both our segments. The increase in operating income for 2010 as compared to 2009 was primarily driven by a significant increase in operating income at our Industrial Distribution segment, offset slightly by a decrease in operating income at our Aerospace segment. See Segment Results of Operations and Financial Condition below for further discussion of segment operating income.

Interest Expense, Net

	2011	2010		2009
In thousands
Interest expense, net	$11,692	$3,487	5,700,000	$5,700

Net interest expense generally consists of interest charged on the revolving credit facility and other borrowings and the amortization of debt issuance costs, offset by interest income. The increases in net interest expense for 2011 as compared to 2010 were primarily due to the absence of the $6.6 million of look-back interest received in the prior year, interest expense on our convertible notes and higher amortization of capitalized fees, partly offset by lower interest rates on our revolving credit facility and lower average bank borrowings during the year.

The decrease in interest expense, net for 2010 as compared to 2009 is primarily due to the receipt of $6.6 million of look-back interest during the period, partially offset by an increase in interest expense. The increase in interest expense is due to higher interest rates on amounts outstanding under our revolving credit agreement, increased amortization of capitalized fees and progressively higher borrowings under the revolving credit agreement as we funded the acquisitions completed in 2010.

Effective Income Tax Rate

	2011	2010	2009
Effective income tax rate	34.0%	36.4%	27.9%

The effective tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the year. The decrease in the effective rate for 2011 as compare to 2010 is due to the non-cash non-tax deductible goodwill impairment charge of $6.4 million recorded by the Aerospace segment in 2010.

The increase in the effective tax rate for 2010 compared to 2009 is due to the non-cash non-tax deductible goodwill impairment charge of $6.4 million recorded by the Aerospace segment in 2010, a non-recurring tax benefit for foreign exchange losses incurred in 2009 as part of an international recapitalization.

Other Matters

Information regarding our various environmental remediation activities and associated accruals can be found in Note 16, Commitments and Contingencies, in the Notes to Consolidated Financial Statements.

SEGMENT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Industrial Distribution Segment

Our Strategy

The primary strategies for the Industrial Distribution segment are to expand our geographic footprint in major industrial markets in order to enhance our position in the competition for regional and national accounts and gain additional business from existing customers through expanded product and service offerings.

Results of Operations

	2011	2010	2009
In thousands
Net sales	$950,750	$831,997	$645,535
$ change	118,753	186,462	(131,435)
% change	14.3%	28.9%	(16.9)%

Operating income	$48,144	$30,252	$12,612
$ change	17,892	17,640	(22,785)
% change	59.1%	139.9%	(64.4)%
% of net sales	5.1%	3.6%	2.0%

	2011 vs. 2010		2010 vs. 2009
Organic Sales Per Sales Day
Net sales	$950,750	$831,997	$831,997	$645,535
Acquisition sales	53,917	—	96,236	—
Organic sales	$896,833	$831,997	$735,761	$645,535
Sales days	253	252	252	253
Organic sales per sales day (a)	$3,545	$3,302	$2,920	$2,552

(a)Organic sales per sales day is a metric management uses to evaluate performance trends at its Industrial Distribution segment and is calculated by taking total organic sales divided by the number of sales days. An acquisition is included in organic sales beginning with the thirteenth month following the date of acquisition. See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures.

Net Sales

Net sales for 2011 increased as compared to 2010 due to a 7.4% increase in organic sales, when measured on a same day sales basis, with our 2011 and 2010 acquisitions contributing $53.9 million in sales for 2011. The growth in organic sales is due to increases in sales volume to both Original Equipment Manufacturer ("OEM") and Maintenance, Repair and Operations ("MRO") customers and the impact of favorable foreign currency exchange rates for 2011 of $1.2 million.

The increase in net sales for 2010 as compared to 2009 is due to a 14.4% increase in organic sales, when measured on a same day sales basis, with the acquisitions contributing $96.2 million in sales for 2010. The growth in organic sales is due to increases in sales volume to both OEM and MRO customers and the impact of favorable foreign currency exchange rates for 2010 of $3.2 million. There were significant increases across all industries, particularly in mining, fabricated metal products and durable goods.

Operating Income

Operating income increased during 2011 as compared to 2010 primarily due to the increased sales volume and the resulting impact on our ability to leverage operating costs, higher gross margin and the contribution of operating income from our 2011 acquisitions. The increases were partially offset by an increase in variable costs such as sales commissions and other employee related costs resulting from the higher sales volume.

Operating income increased in 2010 compared to 2009 primarily due to the increase in sales volume and the resulting impact on our ability to leverage operating costs, higher rebate income, contributions from the three acquisitions completed in 2010 and the benefit of lower group health insurance expense. The increases were partially offset by an increase in variable costs such as sales commissions and other employee related costs resulting from the higher sales volume and the absence of the benefit of the one-time cost savings of $1.3 million resulting from the business-wide furlough in the second quarter of 2009.

Aerospace Segment

Our Strategy

Our strategy for the Aerospace segment is to expand our global market position in defense and commercial markets, while maintaining leadership in product technical performance and application engineering support, while continuing to concentrate on lean manufacturing techniques, lead time reduction and low cost sourcing.

Results of Operations

The following table presents selected financial data for our Aerospace segment:

	2011	2010	2009
In thousands
Net sales	$547,403	$486,516	$500,696
$ change	60,887	(14,180)	24,071
% change	12.5%	(2.8)%	5.1%
Operating income	$80,424	$67,151	$74,996
$ change	13,273	(7,845)	13,388
% change	19.8%	(10.5)%	21.7%
% of net sales	14.7%	13.8%	15.0%
Backlog on contract	$531,920	$532,630	$430,885

Net Sales

Net sales increased for 2011 as compared to 2010 due to:

•	an increase in sales volume on bearings products in the commercial and business / regional jet markets;

•	the incremental contribution of sales from the acquisition of Global Aerosystems and Vermont Composites;

•	work on the U.S. Naval Air Systems Command contract for K-MAX® unmanned aircraft systems;

•	an increase in commercial sales of the JPF fuze to foreign militaries;

•	higher volume on the Egypt SH-2G(E) upgrade program;

•	an increase in sales volume on our legacy fuze programs; and

•	changes in foreign currency exchange rates which favorably impacted sales by $2.3 million.

These increases were partially offset by:

•	reduced shipments to the USG of the JPF fuze resulting from issues encountered during acceptance testing that interrupted production at various times throughout the year;

•	reduced requirements under our Sikorsky BLACK HAWK helicopter cockpit program;

•	reduced volume on our C-17 program; and

•	lower volume on our helicopter after market programs, including blade erosion coating programs.

Net sales decreased for 2010 as compared to 2009 due to:

•	a decrease in sales volume on bearings products;

•	lower volume on our helicopter after market programs, including the Egypt SH-2G(E) upgrade program, our K-MAX® program and sales of SH-2G spare parts to New Zealand;

•	a reduction in C-17 ship set deliveries due to a reduction in volume requirements and production interruptions at our customer’s facility; and

•	unfavorable foreign currency exchange rate changes which impacted sales by $1.3 million.

These decreases were partially offset by:

•	higher priced sales on our JPF program to the United States Government (“USG”), resulting from the completion of Option 5 and the transition to Option 6, which has a higher per fuze price;

•	commercial sales to foreign militaries of the JPF fuze;

•	increased sales volume on our blade erosion coating programs;

•	initial deliveries on our Bell Helicopter program; and

•	increased sales volume on our Sikorsky BLACK HAWK helicopter cockpit program.

Operating Income

Operating income increased for 2011 as compared to 2010 due to:

•	higher gross profit generated by our bearings products resulting from the increased sales volume noted above;

•	contribution of gross profit from the K-MAX® unmanned aircraft systems;

•	the absence of program related losses experienced in 2010 on the Sikorsky Canadian MH-92 program and on one of our fuze programs; and

•	operating income contributed by Global Aerosystems and to a lesser extent Vermont Composites.

These increases were partially offset by $6.2 million in expense associated with the settlement of the FMU-143 matter and decreased gross profit on our helicopter aftermarket programs due to decreased volume and a decrease in gross profit on our JPF program as a result of the suspension of deliveries due to the production issues encountered in the second half of 2011.

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

Backlog

Vermont Composites, acquired in the fourth quarter of 2011, added $18.9 million to our December 31, 2011 backlog. This increase was offset by a $47.5 million reduction in the UH-60 backlog, which we expect will increase as we begin to receive orders during the first half of 2012.

The increase in backlog in 2010 compared to 2009 is the result of an increase in orders for our bearing products, new USG orders and commercial sales to foreign militaries under our JPF program, as well as the Bell Helicopter and A-10 programs, which were awarded in 2009, but for which orders were received during 2010.

Major Programs/Product Lines

Defense Markets

A-10

The segment has contracted with Boeing to produce the wing control surfaces (inboard and outboard flaps, slats and deceleron assemblies) for the U.S. Air Force’s A-10 fleet. This contract has a potential value of over $110.0 million; however, annual quantities will vary, as they are dependent upon the orders Boeing receives from the U.S. Air Force. Initial deliveries under this program began in the third quarter of 2010; however, our customer's scheduling has changed and the timing of deliveries has shifted. We expect full rate production for this program to begin in the fourth quarter of 2012, with an average of approximately 50 ship sets being delivered per year thereafter.

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

BLACK HAWK

The Sikorsky BLACK HAWK helicopter cockpit program involves the manufacture of cockpits including the installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines, and the composite structure that holds the windscreen for most models of the BLACK HAWK helicopter. We are currently in the process of negotiating the next option under this program, which will allow us to continue to perform work under this program through 2017. Orders placed to date for the program will allow us to continue deliveries into 2012.

The segment also performs additional subcontract work involving blade erosion coating.

C-17

The segment continues production of structural wing subassemblies for the Boeing C-17. We received additional orders under this program that will extend our work beyond 2012. During 2011, we delivered 12 ship sets. We currently have orders for 18 ship sets to be delivered in 2012 and beyond.

Egypt SH-2G(E)

The segment continues work under a program for depot level maintenance and upgrades for nine Kaman SH-2G(E) helicopters originally delivered to the Egyptian government during the 1990s. This program has a total contract value of approximately
$81.0 million and, as of December 31, 2011, is fully funded.

FMU-152 – Joint Programmable Fuze (“JPF”)

We manufacture the JPF, an electro-mechanical bomb safe and arming device, which allows the settings of a weapon to be programmed in flight. During 2009, we entered into a contract modification with the USG for the award of Options 6, 7 and 8 under our multi-option JPF contract. During the first quarter, we were awarded a $23.8 million JPF order from the United States Air Force ("USAF") for fuzes to be delivered in 2012 and 2013 under Option 8 of the program. During the second quarter, we were awarded an additional $23.7 million order from the USAF under Option 8 of our JPF program and a commercial JPF foreign military order of $3.1 million. Total JPF backlog at December 31, 2011, is $125.0 million. During the first quarter of 2012, we were awarded an additional $24.2 million order from the USAF under Option 8.

At various times during 2011, we experienced issues during acceptance testing of fuzes produced for our JPF program that caused us to suspend deliveries multiple times. The acceptance testing failures resulted from issues with test equipment and testing procedures, as well as an isolated component failure. Despite these issues we were able to deliver approximately 3,700 units during the fourth quarter before having to halt deliveries again. In cooperation with our customer, we analyzed, tested and verified the root causes of these acceptance testing failures and developed a plan to remediate the issues. As a result we resumed acceptance testing in January.

The recent JPF competitive source selection by the U.S. Government has transitioned into a sole source negotiation between us and the USAF. Based on the time needed for the U.S. Government to audit our proposal, and for contract negotiations to be completed, contract award is not expected until mid-2012.

MH-92

The Sikorsky Canadian MH-92 helicopter program includes the manufacture and assembly of composite tail rotor pylons. This program has undergone numerous customer directed design changes that caused costs on this program to exceed the originally proposed price for the contract. During 2010, we finalized contract price negotiations for this program increasing the contract value from $6.0 million to approximately $11.0 million. Although we received additional consideration for this contract we were not able to recover all the anticipated cost growth and because the price was less than anticipated we recorded a $2.0 million contract loss during the third quarter of 2010. To date, we have recorded $6.8 million in contract losses, and of this amount, $3.3 million was recorded in 2010. No such charges were recorded in 2011.

U.S. Army

In December 2009, we signed a $6.7 million contract with the U.S. Army to perform blade erosion coating on helicopter blades. Initial deliveries began in the first quarter of 2010 and as of December 31, 2011 we have completed deliveries under this contract. Under all blade erosion coating contracts with the U.S. Army, we delivered 668 blades through December 31, 2011. Although this program is complete, we will continue to perform blade erosion coating for helicopter blades for Sikorsky, which may include additional blades for the U.S. Army.

Commercial Markets

777 / 767

In late 2007, we signed a seven-year follow-on contract with Boeing for the production of fixed wing trailing edge assemblies for the Boeing 777 and 767 aircraft. During 2011, on average we delivered 7 ship sets per month on the Boeing 777 platform and 2 ship sets per month on the Boeing 767. For 2012, we currently estimate deliveries on these programs to be consistent with 2011. This multiyear contract has a potential value in excess of $100 million; however, annual quantities will vary, as they are dependent upon the orders Boeing receives from its customers.

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

Bell Helicopter

In September 2009, we were awarded a five-year contract with a potential value of $53 million to build composite helicopter blade skins and skin core assemblies for Bell Helicopter. Under the terms of the contract, we will provide 18 different assemblies for H1, 406, 407, 412, 427, 429, 430 and BA609 aircraft. All work is being performed at our full-service aerospace innovation and manufacturing support center in Bloomfield, Connecticut. First article deliveries to Bell's Hurst, Texas facility began in late 2009, with full production starting in the first quarter of 2010. Through December 31, 2011, the total sales value for our deliveries totaled $15.4 million. Annual quantities for this program will vary, as they are dependent upon the orders Bell receives from its customers.

Other Matters

SH-2G(I)

We continue to work with potential customers for the sale of 11 SH-2G(I) aircraft, spare parts and equipment. Several foreign governments have expressed various levels of interest in the aircraft and we have received small orders for the spare parts and related equipment.

FMU-143

On December 21, 2011, we entered into an agreement with the U.S. Government ("USG") to settle lawsuits related to our prior FMU-143 fuze program. The terms of the settlement with the U.S. Government required us to make a $4.75 million payment, which was made in January 2012. In addition, both parties have released each other as to the subject matter of the litigation, the USG has withdrawn its fraud allegation and neither party has admitted liability. Separately, we wrote-off program related inventory in the amount of $1.45 million, net of reserves, bringing the total pre-tax impact of the settlement to $6.2 million.

For a discussion of other matters related to our Aerospace segment see Note 16, Commitments and Contingencies, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Discussion and Analysis of Cash Flows

We assess liquidity in terms of our ability to generate cash to fund working capital and investing and financing activities. Significant factors affecting liquidity include: cash flows generated from or used by operating activities, capital expenditures, investments in our business segments and their programs, acquisitions, divestitures, dividends, availability of future credit, adequacy of available bank lines of credit, and factors that might otherwise affect the company's business and operations generally, as described under the heading “Risk Factors” and “Forward-Looking Statements” in Item 1A of Part I of this Form 10-K.

We continue to rely upon bank financing as an important source of liquidity for our business activities including acquisitions. We believe this, when combined with cash generated from operating activities, will be sufficient to support our anticipated cash requirements for the foreseeable future. However, we may decide to raise additional debt or equity capital to support other business activities including potential future acquisitions. We anticipate our capital expenditures will be approximately $30.0 to $35.0 million in 2012, primarily related to machinery and equipment and information technology infrastructure.

We anticipate a variety of items will have an impact on our liquidity during the next 12 months, aside from our working capital requirements. These include one or more of following:

•	the matters described in Note 16, Commitments and Contingencies, in the Notes to Consolidated Financial Statements, including;

◦	the payment of $4.75 million related to settlement of the FMU-143 matter;

◦	the revenue sharing arrangement with the Commonwealth of Australia; and

◦	the cost of existing environmental remediation matters;

•	required pension and Supplemental Employees’ Retirement Plan (“SERP”) contributions; or

•	the extension of payment terms by our customers.

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

Pursuant to the terms of the revenue sharing agreement with the Commonwealth of Australia, we will share all proceeds from the resale of the SH-2G(I), formerly SH-2G(A), aircraft, spare parts, and equipment with the Commonwealth on a predetermined basis. Minimum payments of at least $39.5 million (AUD) must be made to the Commonwealth regardless of sales. Cumulative payments of $26.8 million (AUD) have been made through December 31, 2011. Additional payments of $6.4 million (AUD) each must be paid in March of 2012 and 2013 to the extent that cumulative payments have not yet reached
$33.1 million (AUD) and $39.5 million (AUD) as of such dates, respectively.

To secure these payments, we have provided the Commonwealth with a $12.7 million (AUD) unconditional letter of credit, which is being reduced as such payments are made. As of December 31, 2011, the U.S. dollar value of the remaining $12.7 million (AUD) required payment was $13.1 million, of which $6.5 million is due no later than March 2012. In 2008, we entered into foreign currency exchange contracts that limit the foreign currency risks associated with these required payments.
These contracts will enable us to purchase $9.8 million (AUD) for $6.3 million. See Note 6, Derivative Financial Instruments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for further discussion of these instruments.

	2011	2010	2009	11 vs. 10	10 vs. 09
	(in thousands)
Total cash provided by (used in):
Operating activities	$44,843	$37,356	$70,454	$7,487	$(33,098)
Investing activities	(106,132)	(86,930)	(16,267)	(19,202)	(70,663)
Financing activities	44,379	65,309	(45,153)	(20,930)	110,462

Free Cash Flow (a):
Net cash provided by (used in) operating activities	$44,843	$37,356	$70,454	$7,487	$(33,098)
Expenditures for property, plant and equipment	(28,833)	(21,507)	(13,567)	(7,326)	(7,940)
Free cash flow	$16,010	$15,849	$56,887	$161	$(41,038)

(a) Free Cash Flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less expenditures for property plant and equipment, both of which are presented on our consolidated statements of cash flows. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.

2011 vs. 2010

Net cash provided by operating activities increased $7.5 million in 2011 compared to 2010, primarily due to increased net earnings, driven by increased operating income at both our segments and a reduction in the amount of our pension contribution, partially offset by the first guaranteed payment to the Commonwealth of Australia, which was reduced by the receipt of cash from our counterparties upon settlement of Australian dollar foreign currency exchange contracts.

Net cash used in investing activities increased $19.2 million due to an increase in cash used for acquisitions and an increase in cash used for the purchase of property, plant and equipment.

Net cash provided by financing activities decreased $20.9 million in 2011 compared to 2010, primarily due to a reduction in borrowing and the use of cash to repurchase stock under our stock repurchase program.

2010 vs. 2009

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

Interest rates on amounts outstanding under the Revolving Credit Agreement and the Term Loan Agreement are variable. At
December 31, 2011, the interest rate for the outstanding amounts on both the Revolving Credit Agreement and Term Loan
Agreement was 1.68%. At December 31, 2010, the interest rate for the outstanding amounts on both the Revolving Credit
Agreement and Term Loan Agreement was 2.39%.

The financial covenants associated with the Revolving Credit Agreement and Term Loan Agreement include a requirement that
(i) the ratio of Consolidated Senior Secured Indebtedness to Consolidated EBITDA, as defined in the Revolving Credit
Agreement, cannot be greater than 3.50 to 1.00, (ii) the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, as
defined in the Revolving Credit Agreement, cannot be greater than 4.00 to 1.00, and (iii) the ratio of Consolidated EBITDA, as defined in the Revolving Credit Agreement, to the sum of (a) all interest, premium payments, debt discounts, fees, charges and related expenses and (b) the portion of rent expense under capital leases that is treated as interest expense cannot be less than
4.00 to 1.00. We were in compliance with those financial covenants as of and for the quarter ended December 31, 2011, and we do not anticipate noncompliance in the foreseeable future.

Total average bank borrowings during the year ended December 31, 2011 were $57.4 million compared to $98.0 million for the year ended December 31, 2010. As of December 31, 2011 and December 31, 2010, there was $191.7 million and $228.2 million available for borrowing, respectively, under the Revolving Credit Agreement, net of letters of credit. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Agreement. A total of $18.3 million and $43.2 million in letters of credit was outstanding under the Revolving Credit Agreement as of December 31, 2011 and December 31,
2010, respectively. At December 31, 2011 and December 31, 2010, $13.1 million and $37.5 million of our letters of credit, respectively, related to the guaranteed minimum payments to Australia in connection with the ownership transfer of the 11
SH-2G(A) helicopters (along with spare parts and associated equipment). The letter of credit balance will continue to be reduced as payments are made to Australia.

In November 2010, we issued convertible unsecured notes due on November 15, 2017 in the aggregate principal amount of $115.0 million in a private placement offering. These notes bear 3.25% interest per annum on the principal amount, payable semiannually in arrears on May 15 and November 15 of each year, beginning on May 15, 2011. Proceeds from the offering were $111.0 million, net of fees and expenses, which were capitalized. The notes will mature on November 15, 2017, unless earlier redeemed, purchased by us or converted, and are convertible into cash and, at our election, shares of our common stock based on an initial conversion rate, subject to adjustment, in certain circumstances. The conversion rate will be subject to adjustment in certain circumstances, but will not be adjusted for accrued and unpaid interest. Upon conversion, we will pay cash up to the aggregate principal amount of the notes and pay or deliver cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, with respect to any remaining amounts due. Prior to May 15, 2017, the notes are convertible only in the following circumstances: (1) during any fiscal quarter commencing after April 1, 2011 and only during any such fiscal quarter, if the last reported sale price of our common stock was greater than or equal to 130% of the applicable conversion price for at least 20 trading days (whether or not consecutive) in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, (2) upon the occurrence of specified corporate transactions, or (3) during the five consecutive business-day period following any five consecutive trading-day period in which, for each day of that period, the trading price for the notes was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day. On and after May 15, 2017, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon a change in control or termination of trading, holders of the notes may require us to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount, plus any accrued and unpaid interest.

In connection with the offering, we entered into convertible note hedge transactions with affiliates of the initial purchasers of the notes. These transactions are intended to reduce the potential dilution to our shareholders upon any future conversion of the notes. The call options, which cost an aggregate $13.2 million, were recorded as a reduction of additional paid-in capital. We also entered into warrant transactions concurrently with the offering, pursuant to which we sold warrants to acquire up to approximately 3.4 million shares of our common stock to the same counterparties that entered into the convertible note hedge transactions. Proceeds received from the issuance of the warrants totaled approximately $1.9 million and were recorded as an addition to additional paid-in capital. The convertible note hedge and warrant transactions effectively increased the conversion price of the convertible notes.

During 2011, we increased the dividend paid to our shareholders. This resulted in an adjustment to the conversion rate for the convertible notes. The following table illustrates the conversion rate at each date:

	December 31, 2011	December 31, 2010
Conversion Rate	29.4923	29.4499
Conversion Price	$33.91	$33.96
Contingent Conversion Price	$44.08	$44.15
Warrant Price	$44.34	$44.40

The note payable principal balance at the date of issuance of $115.0 million was bifurcated into the debt component of $101.7 million and the equity component of $13.3 million. The difference between the note payable principal balance and the value of the debt component is being accreted to interest expense over a period of 7 years. The debt component was recognized at the present value of associated cash flows discounted using a 5.25% discount rate, the borrowing rate at the date of issuance for a similar debt instrument without a conversion feature. We recorded $0.5 million of debt issuance costs as on offset to additional paid-in capital. The balance, $3.1 million, is being amortized over the term of the notes.

Total expense associated with the amortization of debt issuance costs for the years ended December 31, 2011 and 2009 was $1.3 million and $0.7 million, respectively. Total amortization expense for the year ended December 31, 2010 was $2.0 million, including the $0.6 million write-off of capitalized fees related to the former revolving credit agreement.

During the first quarter of 2009, we entered into interest rate swap agreements for the purpose of hedging our eight quarterly variable-rate interest payments on the Term Loan Agreement due in 2010 and 2011. These interest rate swap agreements were designated as cash flow hedges. They were intended to manage interest rate risk associated with our variable-rate borrowings and minimize the impact on our earnings and cash flows of interest rate fluctuations attributable to changes in LIBOR rates. For the years ended December 31, 2011 and 2010, we recorded $0.9 million and $0.6 million of additional interest expense, respectively, associated with the interest rate swap agreement. As of December 31, 2011, these interest rate swap agreements had all matured.

Other Sources/Uses of Capital

We contributed $19.6 million to the qualified pension plan and $4.4 million to the SERP during 2011. In 2010, we contributed $35.7 million to the qualified pension plan, $25.0 million of which was voluntary, and $3.4 million to the SERP.

During 2011, we contractually committed to spend $79.7 million for the five acquisitions completed in 2011. Through December 31, 2011, we have paid $74.6 million, with the remaining $5.1 million relating to contingent consideration and holdback provisions. The three most significant of these acquisitions, Target, Vermont Composites and Catching, closed on September 2, 2011, November 4, 2011 and December 15, 2011, respectively. Target and Catching are included in our Industrial Distribution segment, while Vermont Composites is included in our Aerospace segment. During 2010, we contractually committed to spend $77.9 million for acquisitions. Through December 31, 2011, we have paid $66.0 million, with the remaining $11.9 million relating to holdback provisions and debt of the acquired businesses that we have assumed. In addition to these acquisitions we acquired two smaller distribution businesses in 2011 that have been included in our Industrial Distribution segment. We anticipate that we will continue to identify and evaluate potential acquisition candidates, the purchase of which may require the use of additional capital.

In November 2000, our Board of Directors approved a replenishment of our stock repurchase program, providing for repurchase of an aggregate of 1.4 million common shares for use in administration of our stock plans and for general corporate purposes. During 2011, 165,632 shares were repurchased at an average price of $28.48 under this program. There were no shares repurchased during 2010 under this program. At December 31, 2011, approximately 1.0 million shares remained authorized for repurchase under this program.

On June 26, 2009, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”). This shelf registration statement allows us to offer, issue or sell from time to time, together or separately, (i) senior or subordinated debt securities, which may be convertible into shares of our common stock, preferred stock or other securities; (ii) shares of our common stock; (iii) shares of our preferred stock, which we may issue in one or more series; or (iv) warrants to purchase our equity or debt securities or other securities.  The total offering price of the securities will not exceed $200 million in the aggregate. The shelf registration became effective on August 3, 2009.  We do not currently have any commitments to sell securities pursuant to this registration statement. Future offerings thereunder, if any, will be made only by means of a written prospectus or other permitted documents. At that time, we will file a prospectus supplement with the SEC outlining the type of securities, amounts, prices, use of proceeds and other terms.

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

Organic Sales per Sales Day

Organic sales per sales day is defined as GAAP “Net sales from the Industrial Distribution segment” less sales derived from acquisitions completed during the preceding twelve months divided by the number of sales days in a given period.  Sales days are the number of business days that the Industrial Distribution segment’s branch locations were open for business and exclude weekends and holidays.  Management believes sales per sales day provides investors with an important perspective on how net sales may be impacted by the number of days the segment is open for business.  Management uses sales per sales day as a measurement to compare periods in which the numbers of sales days differ.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

The following table summarizes certain of the company’s contractual obligations as of December 31, 2011:

	Payments due by period (in millions)
Contractual Obligations	Total	Within 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$100.0	$5.0	$95.0	$—	$—
Convertible notes	115.0	—	—	—	115.0
Interest payments on debt (a)	31.2	6.1	11.0	8.6	5.5
Operating leases	54.0	19.8	23.8	8.0	2.4
Purchase obligations (b)	122.4	98.9	21.2	2.3	—
Other long-term obligations (c)	69.1	27.8	20.7	9.0	11.6
Planned funding of pension and SERP (d)	23.0	10.5	1.0	3.8	7.7
Payments to the Commonwealth of Australia (e)	13.1	6.5	6.6	—	—
Total	$527.8	$174.6	$179.3	$31.7	$142.2

Note: For more information refer to Note 11, Debt; Note 16, Commitments and Contingencies; Note 15, Other Long-Term Liabilities; Note 14, Pension Plans, and Note 13, Income Taxes in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

(c)
This category includes obligations under the company's long-term incentive plan, deferred compensation plan, environmental liabilities, the FMU-143 settlement, acquisition holdbacks and unrecognized tax benefits.

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

(e)
The Company is actively engaged in efforts to resell the former Australia SH-2G(A) (now designated the SH-2G(I)) aircraft, spare parts and equipment to other potential customers. Pursuant to the terms of its revenue sharing agreement with the Commonwealth of Australia, the Company will share all proceeds from the resale of the aircraft, spare parts, and equipment with the Commonwealth on a predetermined basis, and total payments of at least $39.5 million (AUD) must be made to the Commonwealth regardless of sales. Cumulative payments of $26.8 million (AUD) have been made through December 31, 2011. Additional payments of $6.4 million (AUD) each must be paid in March of 2012 and 2013 to the extent that cumulative payments have not yet reached $33.1 million (AUD) and $39.5 million (AUD) as of such dates, respectively.

Off-Balance Sheet Arrangements

The following table summarizes the company’s off-balance sheet arrangements:

	Payments due by period (in millions)
	Total	Within 1 year	1-3 years	3-5 years	More than 5 years
Acquisition earn-out (1)	$0.7	$0.7	$—	$—	$—
Total	$0.7	$0.7	$—	$—	$—

(1)	The obligation to pay earn-out amounts depends upon the attainment of specific milestones for KPP Orlando, an operation acquired in 2002.

The company currently maintains $18.3 million in outstanding standby letters of credit under the Revolving Credit Agreement. Of this amount, $13.1 million is related to the guaranteed minimum payments to Australia in connection with the ownership transfer of the 11 SH-2G(A) helicopters (along with spare parts and associated equipment).

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

The percentage-of-completion method requires that we estimate future revenues and costs over the life of a contract. Revenues are estimated based upon the original contract price, with consideration being given to exercised contract options, change orders and in some cases projected customer requirements. Contract costs may be incurred over a period of several years, and the estimation of these costs requires significant judgment based upon the acquired knowledge and experience of program managers, engineers, and financial professionals. Estimated costs are based primarily on anticipated purchase contract terms, historical performance trends, business base and other economic projections. The complexity of certain programs as well as technical risks and uncertainty as to the future availability of materials and labor resources could affect the company’s ability to accurately estimate future contract costs.

While we do not believe there is a reasonable likelihood there will be a material change in estimates or assumptions used to calculate our long-term revenues and costs, estimating the percentage of work complete on certain programs is a complex task. As a result, changes to these estimates could have a significant impact on our results of operations. These programs include the Sikorsky Canadian MH-92 program, the Sikorsky BLACK HAWK program, the JPF program, the Boeing A-10 program, our Bell Helicopter programs and several other programs. Estimating the ultimate total cost of these programs is challenging due to the complexity of the programs, the increase in production of new programs, the nature of the materials needed to complete these programs, change orders related to the programs and the need to manage our customers’ expectations. These programs are an important element in our continuing strategy to increase operating efficiencies and profitability as well as broaden our business base. Management continues to monitor and update program cost estimates quarterly for these contracts. A significant change in an estimate on one or more of these programs could have a material effect on our financial position and results of operations.

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

As of December 31, 2011 and 2010, our allowance for doubtful accounts was $3.3 million and $3.8 million, respectively. Receivables written off, net of recoveries, in 2011 and 2010 were $1.9 million and $1.2 million, respectively.

Currently we do not believe that we have a significant amount of risk relative to the allowance for doubtful accounts. A 10% change in the allowance would have a $0.3 million effect on pre-tax earnings.

Inventory Valuation
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions

We have four types of inventory (a) merchandise for resale, (b) contracts in process, (c) other work in process, and (d) finished goods. Merchandise for resale is stated at the lower of the cost of the inventory or its fair market value. Contracts in process, other work in process and finished goods are valued at production cost comprised of material, labor and overhead, including general and administrative expenses on certain government contracts. Contracts in process, other work in process, and finished goods are reported at the lower of cost or net realizable value. We include raw material amounts in the contracts in process and other work in process balances. Raw material includes certain general stock materials but primarily relates to purchases that were made in anticipation of specific programs that have not been started as of the balance sheet date. The total amount of raw material included in these in process amounts was less than 5% of the total inventory balance as of both December 31, 2011 and 2010.

The process for evaluating inventory obsolescence or market value often requires the company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business. We adjust our inventory by the difference between the estimated market value and the actual cost of our inventory to arrive at net realizable value. Changes in estimates of future sales volume may necessitate future write-downs of inventory value. The K-MAX® inventory balance, consisting of work in process and finished goods, was $20.3 million as of December 31, 2011. We believe that it is stated at net realizable value, although lack of demand for spare parts in the future could result in additional write-downs of the inventory value. Overall, management believes that our inventory is appropriately valued and not subject to further obsolescence in the near term.

On February 12, 2009, we completed the transfer of title to the 11 Australian SH-2G(A) Super Seasprite helicopters, including related inventory and equipment. At December 31, 2011, $52.7 million of SH-2G(I), formerly SH-2G(A), inventory was included in contracts and other work in process inventory. We believe there is market potential for these aircraft and we are actively marketing them to interested potential customers; however a significant portion of this inventory will be sold after December 31, 2012, based upon the time needed to market the aircraft and prepare them for sale.

Inventory valuation at our Industrial Distribution segment generally requires less subjective management judgment than the valuation of certain inventory in the Aerospace segment.

Management reviews the K-MAX® inventory balance on an annual basis to determine whether any additional write-downs are necessary. If such a write down were to occur, this could have a significant impact on our operating results. A 10% write down of the December 31, 2011 inventory balance would have affected pre-tax earnings by approximately $2.0 million in 2011.

Management reviewed the SH-2G(I) inventory balance at December 31, 2011 to determine that no write-down was necessary. If such a write down were to occur, this could have a significant impact on our operating results. A 10% write down of the December 31, 2011 inventory balance would have affected pre-tax earnings by approximately $5.3 million in 2011.

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

The carrying value of goodwill and other intangible assets was $227.1 million and $164.2 million as of December 31, 2011 and 2010, respectively. In 2010, we recorded a $6.4 million goodwill impairment charge for our U.K. Composites reporting unit.. This write-off represented 17.2% of the reporting unit's goodwill and reduced the carrying value of the reporting unit to its fair value. See Note 9, Goodwill and Other Intangible Assets, Net, in the Notes to Consolidated Financial Statements for discussion of this matter.

During 2011, Management adopted Accounting Standards Update ("ASU") No. 2011-08, “Intangibles - Goodwill and Other (ASC Topic 350) - Testing Goodwill for Impairment.” ASU No. 2011-08 intends to simplify goodwill impairment testing by permitting assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the two-step goodwill impairment test currently required under ASC 350, Intangibles - Goodwill and Other. Upon completion of this analysis, management concluded that certain reporting units would still be subject to the two-step goodwill impairment test.

Management estimated the fair value of these reporting units using an income methodology based on management's estimates of forecasted cash flows for each business unit, with those cash flows discounted to present value using rates commensurate with the risks of those cash flows. In addition, management used a market-based valuation method involving analysis of market multiples of revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) for (i) a group of comparable public companies and (ii) recent transactions, if any, involving comparable companies. Assumptions used by management were similar to those that would be used by market participants performing valuations of our reporting units.

In performing our test we used an assumed terminal growth rate of 3.5% for these reporting units. The discount rate utilized to reflect the risk and uncertainty in the financial markets and specifically in our internally developed earnings projections ranged from 13.0% - 15.0% for these reporting units. Changes in these estimates and assumptions could materially affect the results of our tests for goodwill impairment.

For the reporting units subject to the two-step goodwill test, management performed a sensitivity analysis relative to the discount rate and growth rate selected. For our U.K. Composites reporting unit, a decrease of 1% in our terminal growth rate or an increase of 1% in our discount rate would result in a fair value calculation less than the book value for the reporting unit. Additionally, a 10% decrease in the fair value of this reporting unit also would have resulted in a fair value calculation less than the book value. For all other reporting units subject to the two-step goodwill impairment test these changes would still have resulted in a fair value calculation that exceeds the book value.

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

In order to estimate the liability associated with LTIP awards, management must make assumptions as to how our current performance compares to current Russell 2000 data based upon the Russell 2000’s historical results. This analysis is performed on a quarterly basis. When sufficient Russell 2000 data for a year is available, which typically will not be until May or June of the following year, management will adjust the liability to reflect its best estimate of the total award. Actual results could differ significantly from management’s estimates. The total estimated liability as of December 31, 2011 was $9.5 million.

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

If actual results are not consistent with the assumptions used, the stock-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the stock-based compensation. A 10% change in our stock-based compensation expense for the year ended December 31, 2011, would have affected pre-tax earnings by approximately $0.7 million in 2011. Due to the timing of availability of the Russell 2000 data, there is a risk that the amount we have recorded as LTIP expense could be different from the actual payout. A 10.0 percentage point increase in the total performance factor earned for our LTIP would result in a reduction of 2011 pretax earnings of $1.0 million.

Pension Plans
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions

We maintain a qualified defined benefit pension, as well as a non-qualified Supplemental Employees Retirement Plan (SERP), for certain key executives. See Note 14, Pension Plans, in the Notes to Consolidated Financial Statements included in this Form 10-K for further discussion of these plans.

Expenses and liabilities associated with each of these plans are determined based upon actuarial valuations. Integral to these actuarial valuations are a variety of assumptions including expected return on plan assets and discount rate. We regularly review these assumptions, which are updated at the measurement date, December 31st. In accordance with generally accepted accounting principles, the impact of differences between actual results and the assumptions are accumulated and generally amortized over future periods, which will affect expense recognized in future periods.

The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the pension obligation. For 2011, management reviewed the Citigroup Pension Discount Curve and Liability Index to determine the continued appropriateness of our discount rate assumptions. This index was designed to provide a market average discount rate to assist plan sponsors in valuing the liabilities associated with postretirement obligations. Additionally, we reviewed the changes in the general level of interest rates since the last measurement date noting that overall rates had decreased when compared with 2010.

Based upon this information, we used a 4.20% discount rate as of December 31, 2011 for the qualified benefit pension plan. This rate takes into consideration the participants in our pension plan and the anticipated payment stream as compared to the Citigroup Index and rounds the results to the nearest fifth basis point. For the SERP, we used the same methodology as the pension plan and derived a discount rate of 3.55% in 2011 for the benefit obligation. The difference in the discount rates is primarily due to the expected duration of SERP payments, which is shorter than the anticipated duration of benefit payments to be made to the average participant in the pension plan. The qualified defined benefit pension plan and SERP used discount rates of 5.30% and 4.50% at December 31, 2010, respectively, for purposes of calculating the benefit obligation.

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

A lower discount rate increases the present value of benefit obligations and increases pension expense. A one percentage point decrease in the assumed discount rate would have increased pension expense in 2011 by $6.6 million. A one percentage point increase in the assumed discount rate would have decreased pension expense in 2011 by $4.4 million.

A lower expected rate of return on pension plan assets would increase pension expense. The expected return on plan assets was 8.0% at December 31, 2011. A one-percentage point increase/decrease in the assumed return on pension plan assets assumption would have changed pension expense in 2011 by approximately $4.6 million. The actual return on pension plan assets during 2011 and 2010 was significantly higher than our expected rate of return on pension plan assets of 8.0%. However, in calculating the anticipated pension expense for 2012 management has reduced the expected return on plan assets to 7.5%. The reduction was primarily driven by the changes in the allocation targets of our investments during the year.

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

As of December 31, 2011, we had recognized $56.6 million of net deferred tax assets, net of valuation allowances. The realization of these benefits is dependent in part on future taxable income. For those foreign countries or U.S. states where the expiration of tax loss or credit carryforwards or the projected operating results indicates that realization is not likely, a valuation allowance is provided.

Management believes that sufficient income will be earned in the future to realize deferred income tax assets, net of valuation allowances recorded. The realization of these deferred tax assets can be impacted by changes to tax laws or statutory tax rates and future taxable income levels.

Our effective tax rate on earnings was 34% for 2011. Our effective tax rate is based on expected or reported income or loss, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are valid and defensible, we believe that certain positions may not prevail if challenged. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit or changes in tax legislation. Our effective tax rate includes the impact of reserve provisions and changes to reserves that we consider appropriate. This rate is then applied to our quarterly operating results. In the event that there is a significant unusual or one-time item recognized in our operating results, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or one-time item.

We do not anticipate a significant change in our unrecognized tax benefits within the next twelve months. We file tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including 2007. It is our policy to record interest and penalties on unrecognized tax benefits as income taxes.  A one percent increase/decrease in our tax rate would affect our 2011 earnings by $0.8 million.

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

At December 31, 2011, amounts accrued for known environmental remediation costs were $14.2 million. A 10% change in this accrual would have impacted pre-tax earnings by $1.4 million. Further information about our environmental costs is provided in Note 10, Environmental Costs, in the Notes to Consolidated Financial Statements.

RECENT ACCOUNTING STANDARDS

A summary of recent accounting standards is included in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

SELECTED QUARTERLY FINANCIAL DATA

	First	Second	Third	Fourth	Total
2011	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share amounts)
Net sales	$377,823	$385,086	$356,520	$378,724	$1,498,153
Gross profit	$104,629	$106,520	$101,652	$105,370	$418,171
Net earnings	$14,192	$14,027	$12,965	$9,958	$51,142
Basic earnings per share	$0.54	$0.53	$0.49	$0.38	$1.95
Diluted earnings per share	$0.54	$0.53	$0.49	$0.38	$1.93

	First	Second	Third	Fourth	Total
2010	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share amounts)
Net sales	$276,772	$317,087	$359,545	$365,109	$1,318,513
Gross profit	$72,755	$83,260	$93,763	$108,029	$357,807
Net earnings	$1,048	$5,399	$15,147	$14,017	$35,611
Basic earnings per share	$0.04	$0.21	$0.58	$0.54	$1.37
Diluted earnings per share	$0.04	$0.21	$0.58	$0.53	$1.36

Included within certain annual results are a variety of unusual or significant adjustments that may affect comparability. The most significant of such adjustments are described below as well as within Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements. Additionally, due to the nature of the earnings per share calculation, the sum of quarterly earnings per share data may not equal the cumulative earnings per share data for the year.

Nonrecurring charges within the 2011 quarterly results are as follows; fourth quarter, $6.2 million in expense related to the settlement of the FMU-143 matter; first quarter, the non-recurring benefit of $2.4 million resulting from the death of a former executive.

Results for 2011 and 2010 reflect the retrospective change in our method of recognizing pension expense. See Note 2, Accounting Changes, of Notes to Consolidated Financial Statements for a discussion of the change and its impact on the consolidated financial statements. The impact of the adjustments to each of the quarters is summarized below:

	First	Second	Third
2011	Quarter	Quarter	Quarter
	(in thousands, except per share amounts)
Gross Profit
Previously reported	$104,278	$106,169	$101,301
Revised	$104,629	$106,520	$101,652
Change	$351	$351	$351

Net earnings
Previously reported	$13,586	$13,421	$12,359
Revised	$14,192	$14,027	$12,965
Change	$606	$606	$606

Basic earnings per share
Previously reported	$0.52	$0.51	$0.47
Revised	$0.54	$0.53	$0.49
Change	$0.02	$0.02	$0.02

Diluted earnings per share
Previously reported	$0.52	$0.50	$0.47
Revised	$0.54	$0.53	$0.49
Change	$0.02	$0.03	$0.02

	First	Second	Third	Fourth
2010	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share amounts)
Net earnings
Previously reported	$1,726	$6,077	$15,825	$14,696
Revised	$1,048	$5,399	$15,147	$14,017
Change	$(678)	$(678)	$(678)	$(679)

Basic earnings per share
Previously reported	$0.07	$0.23	$0.61	$0.57
Revised	$0.04	$0.21	$0.58	$0.54
Change	$(0.03)	$(0.02)	$(0.03)	$(0.03)

Diluted earnings per share
Previously reported	$0.07	$0.23	$0.61	$0.56
Revised	$0.04	$0.21	$0.58	$0.53
Change	$(0.03)	$(0.02)	$(0.03)	$(0.03)

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

Foreign Currencies

We have manufacturing, sales, and distribution facilities in various locations throughout the world. As a result, we make investments and conduct business transactions denominated in various currencies, including the U.S. dollar, the British pound, the European euro, the Canadian dollar, the Mexican peso, and the Australian dollar. Total annual foreign sales, including foreign export sales, averaged approximately $171.8 million over the last three years. More than half of our foreign sales are to Europe or Canada. Foreign sales represented 12.3% of consolidated net sales in 2011. We estimate a hypothetical 10% adverse change in foreign currency exchange rates relative to the U.S dollar for 2011 would have had an unfavorable impact of $10.4 million on sales and a $0.8 million unfavorable impact on operating income. We manage foreign currency exposures that are associated with committed foreign currency purchases and sales and other assets and liabilities created in the normal course of business at the subsidiary operations level. Sometimes we may, through the use of forward contracts, hedge the price risk associated with committed and forecasted foreign denominated payments and rates. Historically the use of these forward contracts has been minimal. We do not use derivatives for speculative or trading purposes.

On February 12, 2009 (the Transfer Date) we completed the transfer of ownership of the 11 SH-2G(A) Super Seasprite helicopters (along with spare parts and associated equipment) to the Company. Pursuant to the terms of its revenue sharing agreement with the Commonwealth of Australia, the Company will share all proceeds from the resale of the aircraft, spare parts, and equipment with the Commonwealth on a predetermined basis, and total payments of at least $39.5 million (AUD) must be made to the Commonwealth regardless of sales. Cumulative payments of $26.8 million (AUD) have been made through December 31, 2011. Additional payments of $6.4 million (AUD) each must be paid in March of 2012 and 2013 to the extent that cumulative payments have not yet reached $33.1 million (AUD) and $39.5 million (AUD) as of such dates, respectively. During 2008, we entered into forward contracts for the purpose of hedging these required payments. These contracts covered $36.5 million (AUD) of the $39.5 million (AUD) required payments. See Note 6, Derivative Financial Instruments, in the Notes to Consolidated Financial Statements for further discussion.

Interest Rates

Our primary exposure to interest rate risk results from our outstanding debt obligations. The level of fees and interest charged on revolving credit commitments and borrowings are based upon leverage levels and market interest rates.

The principal debt facilities are a $275.0 million revolving credit agreement that expires September 20, 2014 and a $42.5 million term loan agreement with a four year-term entered into on October 29, 2008 and amended on September 20, 2010. Both these agreements were amended in June 2011. Total average bank borrowings for 2011 were $57.4 million. The impact of a hypothetical 100 basis point increase in the interest rates on our average bank borrowings would have resulted in a $0.6 million increase in interest expense. Changes in market interest rates would impact interest rates on our Revolving Credit Agreement and Term Loan Agreement. The other facilities, established for foreign operations, are comparatively insignificant in amount.

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

We have audited the accompanying consolidated balance sheets of Kaman Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited Kaman Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kaman Corporation's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Kaman Corporation's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kaman Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Kaman Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Kaman Corporation and subsidiaries acquired Target Electronic Supply, Vermont Composites, Inc. and Catching Fluidpower, Inc. (collectively “the acquired companies”) during 2011, and management excluded from its assessment of the effectiveness of Kaman Corporation and subsidiaries' internal control over financial reporting as of December 31, 2011, the acquired companies' internal control over financial reporting associated with total assets of 10% and total revenues of 1% in the consolidated financial statements of Kaman Corporation and subsidiaries as of and for the year ended December 31, 2011. Our audit of internal control over financial reporting of Kaman Corporation and subsidiaries also excluded an evaluation of the internal control over financial reporting of the acquired companies.

As discussed in Note 2 to the consolidated financial statements, Kaman Corporation and subsidiaries have elected to change their method of accounting for defined benefit pension plan costs.

/s/ KPMG

Hartford, Connecticut
February 27, 2012

CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts)

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$14,985	$32,232
Accounts receivable, net	190,081	173,620
Inventories	339,846	316,899
Deferred income taxes	25,018	26,357
Income taxes receivable	527	2,420
Other current assets	29,645	33,425
Total current assets	600,102	584,953
Property, plant and equipment, net of accumulated depreciation of $142,657 and $130,685, respectively	111,895	89,719
Goodwill	153,267	114,818
Other intangible assets, net	73,816	49,428
Deferred income taxes	38,434	33,740
Other assets	18,884	23,099
Total assets	$996,398	$895,757
Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable	$1,685	$2,980
Current portion of long-term debt	5,000	5,000
Accounts payable – trade	106,025	95,416
Accrued salaries and wages	35,766	31,730
Current portion of amount due to Commonwealth of Australia	6,487	24,399
Other accruals and payables	62,748	61,676
Income taxes payable	987	644
Total current liabilities	218,698	221,845
Long-term debt, excluding current portion	198,522	140,443
Deferred income taxes	6,827	7,556
Underfunded pension	135,829	98,624
Due to Commonwealth of Australia, excluding current portion	6,566	13,102
Other long-term liabilities	56,885	51,517
Commitments and contingencies
Shareholders' equity:
Preferred stock, $1 par value, 200,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; voting; 26,495,828 and 26,091,067 shares issued, respectively	26,496	26,091
Additional paid-in capital	109,584	97,903
Retained earnings	361,389	326,000
Accumulated other comprehensive income (loss)	(117,946)	(86,456)
Less 258,424 and 64,949 shares of common stock, respectively, held in treasury, at cost	(6,452)	(868)
Total shareholders’ equity	373,071	362,670
Total liabilities and shareholders’ equity	$996,398	$895,757

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts)

	For the Year Ended December 31,
	2011	2010	2009
Net sales	$1,498,153	$1,318,513	$1,146,231
Cost of sales	1,079,982	960,706	840,293
Gross profit	418,171	357,807	305,938
Selling, general and administrative expenses	329,070	293,441	264,337
Goodwill impairment	—	6,371	—
Net (gain)/loss on sale of assets	270	(447)	4
Operating income	88,831	58,442	41,597
Interest expense, net	11,692	3,487	5,700
Other (income) expense, net	(349)	(1,042)	1,232
Earnings before income taxes	77,488	55,997	34,665
Income tax expense	26,346	20,386	9,670
Net earnings	$51,142	$35,611	$24,995
Net earnings per share:
Basic net earnings per share	$1.95	$1.37	$0.97
Diluted net earnings per share	$1.93	$1.36	$0.97
Average shares outstanding:
Basic	26,246	25,928	25,648
Diluted	26,500	26,104	25,779
Dividends declared per share	$0.60	$0.56	$0.56

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders'
	Shares	$	Capital	Earnings	Income (Loss)	Shares	$	Equity
Balance at December 31, 2008	25,514,525	$25,515	$85,073	$294,312	$(130,181)	43,907	$(448)	$274,271
Net earnings	—	—	—	24,995	—	—	—	24,995
Foreign currency translation adjustments,
net of tax benefit of $268	—	—	—	—	9,241	—	—	9,241
Change in unrealized loss on derivative
instruments, net of tax benefit of $1,002	—	—	—	—	(1,633)	—	—	(1,633)
Pension plan adjustments,
net of tax expense of $9,542	—	—	—	—	15,662	—	—	15,662
Comprehensive income								48,265
Dividends	—	—	—	(14,380)	—	—	—	(14,380)
Stock awards issued,
net of tax expense of $55	128,802	128	1,690	—	—	5,154	(104)	1,714
Share-based compensation expense	174,150	174	2,861	—	—	1,939	(5)	3,030
Balance at December 31, 2009	25,817,477	$25,817	$89,624	$304,927	$(106,911)	51,000	$(557)	$312,900
Net earnings	—	—	—	35,611	—	—	—	35,611
Foreign currency translation adjustments	—	—	—	—	(4,555)	—	—	(4,555)
Change in unrealized loss on derivative
instruments, net of tax benefit of $87	—	—	—	—	(142)	—	—	(142)
Pension plan adjustments,
net of tax expense of $15,378	—	—	—	—	25,152	—	—	25,152
Comprehensive income								56,066
Dividends	—	—	—	(14,538)	—	—	—	(14,538)
Stock awards issued,
net of tax expense of $341	168,510	169	2,386	—	—	12,130	(309)	2,246
Equity component of convertible notes issuance (See Note 11), net of tax expense of $5,065	—	—	8,264	—	—	—	—	8,264
Proceeds from issuance of warrants (See Note 11)	—	—	1,886	—	—	—	—	1,886
Purchase of call options on convertible notes (See Note 11), net of tax benefit of $5,026	—	—	(8,199)	—	—	—	—	(8,199)
Equity issuance costs, net of tax benefit of $177	—	—	(290)	—	—	—	—	(290)
Share-based compensation expense	105,080	105	4,232	—	—	1,819	(2)	4,335
Balance at December 31, 2010	26,091,067	$26,091	$97,903	$326,000	$(86,456)	64,949	$(868)	$362,670
Net earnings	—	—	—	51,142	—	—	—	51,142
Foreign currency translation adjustments	—	—	—	—	(2,485)	—	—	(2,485)
Change in unrealized loss on derivative
instruments, net of tax expense of $308	—	—	—	—	502	—	—	502
Pension plan adjustments,
net of tax benefit of $18,157	—	—	—	—	(29,507)	—	—	(29,507)
Comprehensive income								19,652
Dividends	—	—	—	(15,753)	—	—	—	(15,753)
Purchase of treasury shares	—	—	—	—	—	192,093	(5,583)	(5,583)
Stock awards issued,
net of tax expense of $779	233,527	234	5,225	—	—	—	—	5,459
Share-based compensation expense	171,234	171	6,456	—	—	1,382	(1)	6,626
Balance at December 31, 2011	26,495,828	$26,496	$109,584	$361,389	$(117,946)	258,424	$(6,452)	$373,071
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands)

	For the Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net earnings	$51,142	$35,611	$24,995
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	23,191	20,484	16,104
Accretion of convertible notes discount	1,679	172	—
Change in allowance for doubtful accounts	(528)	574	113
Net (gain) loss on sale of assets	270	(447)	4
Goodwill impairment	—	6,371	—
Change in amount Due to Commonwealth of Australia, net of gain (loss) on derivative instruments	279	(1,012)	1,483
Stock compensation expense	6,806	4,458	3,084
Excess tax (expense) benefit from share-based compensation arrangements	(779)	(341)	55
Deferred income taxes	5,472	12,855	(1,102)
Changes in assets and liabilities, excluding effects of acquisitions/divestures:
Accounts receivable	(3,057)	(18,504)	(712)
Inventories	(12,547)	(19,695)	24,229
Income tax receivable	1,893	(2,420)	3,450
Other current assets	6,848	(681)	944
Accounts payable-trade	1,365	11,133	(7,216)
Other accrued expenses and payables	(19,883)	14,617	(6,260)
Income taxes payable	44	(4,285)	3,797
Pension liabilities	(14,150)	(22,510)	6,581
Other long-term liabilities	(3,202)	976	905
Net cash provided by (used in) operating activities	44,843	37,356	70,454
Cash flows from investing activities:
Proceeds from sale of assets	356	1,104	59
Expenditures for property, plant & equipment	(28,833)	(21,507)	(13,567)
Acquisition of businesses including earn out adjustments, net of cash received	(77,672)	(66,549)	(704)
Other, net	17	22	(2,055)
Cash provided by (used in) investing activities	(106,132)	(86,930)	(16,267)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit agreements	60,924	(12,936)	(25,777)
Debt repayment	(5,000)	(5,000)	(5,000)
Proceeds from issuance of convertible notes	—	115,000	—
Proceeds from issuance of warrants	—	1,886	—
Purchase of call options related to convertible notes	—	(13,225)	—
Net change in book overdraft	4,375	(2,295)	1,444
Proceeds from exercise of employee stock awards	5,458	2,555	1,844
Purchase of treasury shares	(5,583)	—	—
Dividends paid	(15,199)	(14,501)	(14,338)
Debt issuance costs	(715)	(5,878)	(3,404)
Windfall tax (expense) benefit	779	341	(55)
Other	(660)	(638)	133
Cash provided by (used in) financing activities	44,379	65,309	(45,153)
Net increase (decrease) in cash and cash equivalents	(16,910)	15,735	9,034
Effect of exchange rate changes on cash and cash equivalents	(337)	(1,510)	812
Cash and cash equivalents at beginning of period	32,232	18,007	8,161
Cash and cash equivalents at end of period	$14,985	$32,232	$18,007

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The carrying amounts of these items as well as trade accounts payable and notes payable approximate fair value due to the short-term maturity of these instruments. At December 31, 2011 no individual customer accounted for more than 10% of consolidated accounts receivable. At December 31, 2010 there was one customer that represented 13.5% of consolidated accounts receivable. No individual customer accounted for more than 10% of consolidated net sales. Foreign sales were approximately 12.3%, 12.1% and 14.9% of the company’s net sales in 2011, 2010 and 2009, respectively, and are concentrated in the United Kingdom, Canada, Germany, Mexico, New Zealand, Australia and Asia.

Additional Cash Flow Information

Non-cash investing activities in 2011 include an accrual of $5.4 million for purchases of property and equipment. Non-cash financing activities in 2011 include an adjustment to other comprehensive income related to the underfunding of the pension and SERP plans and changes in the fair value of derivative financial instruments that qualified for hedge accounting. The total adjustment was $29.0 million, net of tax of $17.8 million. Non-cash financing activities in 2010 include an adjustment to other comprehensive income related to the underfunding of the pension and SERP plans and changes in the fair value of derivative financial instruments that qualified for hedge accounting. The total adjustment was $25.0 million, net of tax of $15.3 million. Non-cash financing activities in 2009 include an adjustment to other comprehensive income related to the underfunding of the pension and SERP plans and changes in the fair value of derivative financial instruments that qualified for hedge accounting. The total adjustment was $14.0 million, net of tax of $8.5 million. The Company describes its pension obligations in more detail in Note 14, Pension Plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2011, 2010 and 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Sales and estimated profits under long-term contracts are generally recognized using the percentage-of-completion method of accounting, using as a measurement basis either the ratio that costs incurred bear to estimated total costs (after giving effect to estimates of costs to complete based upon most recent information for each contract) or units-of-delivery. Reviews of contracts are made routinely throughout their lives and the impact of revisions in profit estimates are recorded in the accounting period in which the revisions are made. Any anticipated contract losses are charged to operations when first indicated. In cases where we have multiple contracts with a single customer, each contract is generally treated as a separate profit center and accounted for as such. Except in the case of contracts accounted for using the cost-to-cost method of percentage of completion accounting, revenues are recognized when the product has been shipped or delivered, depending upon when title and risk of loss have passed. For certain U.S. government contracts delivery is deemed to have occurred when work is substantially complete and acceptance by the customer has occurred by execution of a Material Inspection and Receiving Report, DD Form 250 or Memorandum of Shipment.

Sales contracts are initially reviewed to ascertain if they involve multiple element arrangements. If such an arrangement exists and there is no evidence of stand-alone value for each element of the undelivered items, recognition of sales for the arrangement is deferred until all elements of the arrangement are delivered and risk of loss and title have passed. For elements that do have stand-alone value or contracts that are not considered multiple element arrangements, sales and related costs of sales are recognized as services are performed or when the product has been shipped or delivered depending upon when title and risk of loss have passed.

As of December 31, 2011 and 2010, approximately $0.9 million and $2.6 million, respectively, of pre-contract costs were included in inventory, which, in both cases, represented less than 1% of total inventory. Pre-contract costs incurred for items such as materials or tooling for anticipated contracts are included in inventory if recovery of such costs is considered probable. Thereafter, if the Company determines it will not be awarded an anticipated contract and the associated pre-contract costs cannot be applied to another program the costs are expensed immediately. Learning or start-up costs incurred in connection with existing or anticipated follow-on contracts are charged to the existing contract unless the terms of the contract permit recovery of these costs over a specific contractual term and provide for reimbursement if the contract is canceled.

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

Cost of Sales and Selling, General and Administrative Expenses

Cost of sales includes costs of products and services sold (i.e., purchased product, raw material, direct labor, engineering labor, outbound freight charges, depreciation and amortization, indirect costs and overhead charges). Selling expenses primarily consist of advertising, promotion, bid and proposal, employee payroll and corresponding benefits and commissions paid to sales and marketing personnel. General and administrative expenses primarily consist of employee payroll including executive, administrative and financial personnel and corresponding benefits, incentive compensation, independent research and development, consulting expenses, warehousing costs, depreciation and amortization. Legal costs are expensed as incurred and are generally included in general and administrative expenses. The Aerospace segment includes general and administrative expenses as an element of program cost and inventory for certain government contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2011, 2010 and 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cost of Sales and Selling, General and Administrative Expenses - Continued

Certain inventory related costs, including purchasing costs, receiving costs and inspection costs, for the Industrial Distribution segment are not included in the cost of sales line item. For the years ended December 31, 2011, 2010 and 2009, $2.0 million, $2.1 million and $2.4 million, respectively, of such costs are included in general and administrative expenses.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments. These investments are liquid in nature and have original maturities of three months or less. Book overdraft positions, which occur when total outstanding issued checks exceed available cash balances at a single financial institution at the end of a reporting period, are reclassified to accounts payable within the consolidated balance sheets. At December 31, 2011 and 2010, the Company had book overdrafts of $17.8 million and $13.4 million, respectively, classified in accounts payable.

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
For the Years Ended December 31, 2011, 2010 and 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination and is reviewed for impairment at least annually.

During 2011, the Company adopted Accounting Standards Update ("ASU") No. 2011-08, “Intangibles - Goodwill and Other (ASC Topic 350) - Testing Goodwill for Impairment.” ASU No. 2011-08 intends to simplify goodwill impairment testing by permitting assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the two-step goodwill impairment test required under ASC 350, Intangibles - Goodwill and Other.

Under the first step of the two-step test, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

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

Goodwill and intangible assets with indefinite lives are evaluated annually for impairment in the fourth quarter, based on annual forecast information. Intangible assets with finite lives are amortized using the straight-line method over their estimated period of benefit. The goodwill and other intangible assets are reviewed for possible impairment whenever changes in conditions indicate that the fair value of a reporting unit is below its carrying value. See Note 9, Goodwill and Other Intangible Assets, Net, for discussion of the goodwill impairment charges recorded during 2010. No such charge was taken during 2011 or 2009.

Vendor Incentives

The Company’s Industrial Distribution segment enters into agreements with certain vendors providing for inventory purchase incentives that are generally earned upon achieving specified volume-purchasing levels. The company recognizes rebate income relative to specific rebate programs as a reduction of the cost of inventory based on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress toward earning the rebate, provided that the amounts are probable and reasonably estimable. As of December 31, 2011 and 2010, total vendor incentive receivables, included in other current assets, were approximately $13.3 million and $12.0 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2011, 2010 and 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Self-Insured Retentions - Continued

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

Research and Development

Government sponsored research expenditures (which are included in cost of sales) were $5.5 million in 2011, $7.5 million in 2010, and $7.7 million in 2009. Research and development costs not specifically covered by contracts are charged against income as incurred and included in selling, general and administrative expenses. Such costs amounted to $4.8 million, $4.2 million and $4.1 million in 2011, 2010 and 2009, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2011, 2010 and 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Pension Accounting - Continued

In 2011, the Company elected to change its method of recognizing pension expense. See Note 2, Accounting Changes, for further discussion of the accounting change and the retrospective application of the new policy to all periods presented.

Recent Accounting Standards

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-08, “Intangibles - Goodwill and Other (ASC Topic 350) - Testing Goodwill for Impairment.” ASU No. 2011-08 intends to simplify goodwill impairment testing by permitting assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the two-step goodwill impairment test currently required under ASC 350, Intangibles - Goodwill and Other. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date after September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued. The Company adopted this guidance early and applied its provisions for its annual impairment test for 2011. The adoption of this guidance did not have a significant impact on the Company's Consolidated Financial Statements.

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

2. ACCOUNTING CHANGES

In 2011, the Company elected to change its method of recognizing pension expense. Previously, for its non-contributory qualified defined benefit pension plan ("Qualified Pension Plan") the Company used the market-related value of plan assets reflecting changes in the fair value of plan assets amortized over a four-year period. Under the new accounting method, the market-related value of plan assets reflects the actual change in the fair value of plan assets for the year. While the historical policy of recognizing pension expense is considered acceptable under U.S. GAAP, the Company believes that the new policy is preferable as it eliminates the delay in recognition of the change in fair value of plan assets for the calculation of market-related value of plan assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2011, 2010 and 2009

2. ACCOUNTING CHANGES (CONTINUED)

This change has been reported through retrospective application of the new policy to all periods presented. The impacts of all adjustments made to the financial statements are summarized below:

Consolidated Statement of Operations

	For the year ended December 31, 2010
In Thousands	Previously Reported	Revised	Effect of Change
Selling, general and administrative expenses	$289,066	$293,441	$4,375
Earnings before income taxes	$60,372	$55,997	$(4,375)
Income tax expense	$22,048	$20,386	$(1,662)
Net earnings	$38,324	$35,611	$(2,713)
Basic net earnings per share	$1.48	$1.37	$(0.11)
Diluted net earnings per share	$1.47	$1.36	$(0.11)

	For the year ended December 31, 2009
In Thousands	Previously Reported	Revised	Effect of Change
Selling, general and administrative expenses	$251,992	$264,337	$12,345
Earnings before income taxes	$47,010	$34,665	$(12,345)
Income tax expense	$14,361	$9,670	$(4,691)
Net earnings	$32,649	$24,995	$(7,654)
Basic net earnings per share	$1.27	$0.97	$(0.30)
Diluted net earnings per share	$1.27	$0.97	$(0.30)

Consolidated Balance Sheet

	As of December 31, 2010
In Thousands	Previously Reported	Revised	Effect of Change
Retained earnings	$325,844	$326,000	$156
Accumulated other comprehensive income (loss)	$(86,300)	$(86,456)	$(156)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2011, 2010 and 2009

2. ACCOUNTING CHANGES (CONTINUED)

Consolidated Statement of Cash Flows

	For the year ended December 31, 2010
In Thousands	Previously Reported	Revised	Effect of Change
Cash flows from operating activities:
Net earnings	$38,324	$35,611	$(2,713)
Pension liabilities	$(25,223)	$(22,510)	$2,713

	For the year ended December 31, 2009
In Thousands	Previously Reported	Revised	Effect of Change
Cash flows from operating activities:
Net earnings	$32,649	$24,995	$(7,654)
Pension liabilities	$(1,073)	$6,581	$7,654

Consolidated Statement of Shareholders' Equity

	For the year ended December 31, 2010
In Thousands	Previously Reported	Revised	Effect of Change
Retained earnings:
Beginning balance	$302,058	$304,927	$2,869
Net earnings	$38,324	$35,611	$(2,713)
Ending balance	$325,844	$326,000	$156

Accumulated other comprehensive income (loss):
Beginning balance	$(104,042)	$(106,911)	$(2,869)
Pension plan adjustments	$22,439	$25,152	$2,713
Ending balance	$(86,300)	$(86,456)	$(156)

Comprehensive income:
Net earnings	$38,324	$35,611	$(2,713)
Pension plan adjustments	$22,439	$25,152	$2,713

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2011, 2010 and 2009

2. ACCOUNTING CHANGES (CONTINUED)

Consolidated Statement of Shareholders' Equity - continued

	For the year ended December 31, 2009
In Thousands	Previously Reported	Revised	Effect of Change
Retained earnings:
Beginning balance	$283,789	$294,312	$10,523
Net earnings	$32,649	$24,995	$(7,654)
Ending balance	$302,058	$304,927	$2,869

Accumulated other comprehensive income (loss):
Beginning balance	$(119,658)	$(130,181)	$(10,523)
Pension plan adjustments	$8,008	$15,662	$7,654
Ending balance	$(104,042)	$(106,911)	$(2,869)

Comprehensive income:
Net earnings	$32,649	$24,995	$(7,654)
Pension plan adjustments	$8,008	$15,662	$7,654

3. ACQUISITIONS

The Company invested $77.7 million, $66.5 million and $0.7 million in acquisitions during 2011, 2010 and 2009, respectively. Included in these acquisition costs are contingency payments to the former owners of the Aerospace Orlando facility. These payments are based on the attainment of certain milestones, and over the term of the agreement could total $25.0 million. These contingency payments are recorded as additional goodwill and totaled $0.7 million, $1.4 million and $0.2 million during 2011, 2010 and 2009, respectively.

2011 Acquisitions

On September 2, 2011, the Company acquired the assets of Target Electronic Supply (“Target”) . Target, founded in 1978, has become part of the Company's Industrial Distribution segment. Target is a leading motion control distributor in the New England area with locations in Massachusetts, Connecticut and New Hampshire.

On November 4, 2011, the Company acquired Vermont Composites, Inc. ("Vermont Composites"). Vermont Composites, located in Bennington, VT, designs and manufactures composite aerostructures and advanced composite medical equipment. This acquisition supports the Company's strategy of adding scale in Aerospace, particularly in higher growth composite markets, through acquisitions and is included in its Aerospace segment.

On December 15, 2011, the Company acquired Catching Fluidpower, Inc. ("Catching"). Catching, located in Bolingbrook, IL, is one of Parker Hannifin's ("Parker") premier tri-motion distributors and covers a wide variety of product technologies. The business operates six locations in Illinois and Indiana and has become part of the Company's Industrial Distribution segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2011, 2010 and 2009

3. ACQUISITIONS (CONTINUED)

2011 Acquisitions - Continued

These acquisitions were accounted for as purchase transactions. The value of the assets acquired and liabilities assumed were recorded based on their fair value at the date of acquisition as follows (in thousands):

Cash	$1,578
Accounts receivable, net	13,098
Inventories	11,010
Property, plant and equipment	5,322
Other tangible assets	1,668
Goodwill	37,024
Other intangible assets	27,644
Other liabilities	(16,114)
Total of net assets acquired	81,230
Less cash received	(1,578)
Plus debt assumed	—
Total consideration	$79,652

The Company has paid $74.6 million of the total consideration of $79.7 million through December 31, 2011. The remaining $5.1 million represents contingent consideration and working capital adjustment holdbacks. The Company recorded a $3.4 million contingent consideration liability, which is based on the attainment of certain gross profit targets by the acquired business through 2014. The total possible undiscounted payments could range from $0 to $4.0 million. The goodwill associated with the acquisitions of Target and Catching is tax deductible (excluding the portion relating to the contingent consideration liability, which is not deductible until paid). The goodwill resulting from the acquisition of Vermont Composites is not tax deductible. The goodwill is the result of expected synergies from combining the operations of the acquired business with the Company's operations and intangible assets that do not qualify for separate recognition, such as an assembled workforce. There is $10.3 million of revenue from these acquisitions included in the Consolidated Statement of Operations for the year ended December 31, 2011.

The fair value of the identifiable intangible assets of $27.6 million, consisting of trade names, non-compete agreements and customer list/relationships, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the trade names and the discounted cash flows method was utilized for the customer relationships and non-compete agreements. The trade names, $0.5 million, are being amortized over periods ranging from 3 to 5 years; the non-compete agreements, $0.2 million; are being amortized over a 2-year period; and the customer relationships, $26.9 million, are being amortized over periods ranging from 8 to 21 years, the estimated lives of the assets.

During 2011, the Company acquired two smaller distribution businesses. The first was comprised of two locations for a purchase price of $0.9 million and the second was comprised of one location for a purchase price of $1.3 million. These businesses have been merged into our existing distribution operations. Proforma results of operations have not been presented because the effect of the acquisitions were not material.

2010 Acquisitions

For the acquisitions completed in 2010, the Company has paid $66.0 million of the total consideration of $77.9 million through December 31, 2011. The remaining $11.9 million includes amounts relating to holdback provisions and debt payments of the acquired businesses that the Company has assumed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2011, 2010 and 2009

4. ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	At December 31,
	2011	2010
In thousands
Trade receivables	$123,081	$102,679
U.S. Government contracts:
Billed	18,726	37,278
Costs and accrued profit – not billed	2,494	7,521
Commercial and other government contracts:
Billed	48,023	29,973
Costs and accrued profit – not billed	1,051	—
Less allowance for doubtful accounts	(3,294)	(3,831)
Total	$190,081	$173,620

Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $0.1 million and $0.5 million at December 31, 2011 and 2010, respectively.

5. FAIR VALUE MEASUREMENTS

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

The following table provides carrying value and fair value of financial instruments that are not carried at fair value at December 31, 2011 and 2010:

	2011		2010
In Thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$203,522	$218,048	$145,443	$160,201

The above fair values were computed based on quoted market prices and discounted future cash flows, as applicable. Differences from carrying amounts are attributable to interest rate changes subsequent to when the transaction occurred. The fair values of Cash and cash equivalents, Accounts receivable, net, Notes payable, and Accounts payable - trade approximate their carrying amounts due to the short-term maturities of these instruments.

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
For the Years Ended December 31, 2011, 2010 and 2009

5. FAIR VALUE MEASUREMENTS (CONTINUED)

Recurring Fair Value Measurements

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine their fair value at the measurement date:

	Total Carrying Value at	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
In Thousands	December 31, 2011
Derivative instruments	$3,518	$—	$3,518	$—
Total Assets	$3,518	$—	$3,518	$—

Contingent consideration	$3,355	$—	$—	$3,355
Total Liabilities	$3,355	$—	$—	$3,355

	Total Carrying Value at	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
In Thousands	December 31, 2010
Derivative instruments	$12,623	$—	$12,623	$—
Total Assets	$12,623	$—	$12,623	$—

Derivative instruments	$806	$—	$806	$—
Total Liabilities	$806	$—	$806	$—

The Company’s derivative instruments are foreign exchange contracts and interest rate swaps that are measured at fair value using observable market inputs such as forward rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy and have been included in other current assets, other assets and other long-term liabilities on the Consolidated Balance Sheets at December 31, 2011 and 2010. Based on the continued ability to trade and enter into forward contracts and interest rate swaps, we consider the markets for our fair value instruments to be active.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of December 31, 2011, such credit risks have not had an adverse impact on the fair value of these instruments.

The Company’s contingent consideration liability of $3.4 million is associated with the acquisition of Target. This liability was measured at fair value based on the potential payments of the liability associated with the unobservable input of the estimated post-acquisition financial results of Target through 2014 and, therefore, is a Level 3 liability. See Note 3, Acquisitions, for further discussion of this acquisition. There was no change in the estimated fair value from the acquisition date through December 31, 2011.

Nonrecurring Fair Value Measurements

Goodwill and indefinite-lived intangible assets are tested for possible impairment during the fourth quarter of each year. During 2010, management concluded that the carrying value of goodwill at its U.K. Composites reporting unit exceeded its fair value and, accordingly, recorded an impairment charge totaling $6.4 million to write down the goodwill to its implied fair value. After the $6.4 million charge there was $30.7 million of goodwill remaining at December 31, 2010 for this reporting unit. See Note 9, Goodwill and Other Intangible Assets, Net, for further discussion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2011, 2010 and 2009

5. FAIR VALUE MEASUREMENTS (CONTINUED)

Nonrecurring Fair Value Measurements - Continued

The nonrecurring fair value measurement for goodwill was developed using significant unobservable inputs (Level 3). For Step 1 of the impairment analysis, the primary valuation technique used was an income methodology based on management’s estimates of forecasted cash flows for each business unit, with those cash flows discounted to present value using rates commensurate with the risks of those cash flows. In addition, management used a market-based valuation method involving analysis of market multiples of revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) for (i) a group of comparable public companies and (ii) recent transactions, if any, involving comparable companies. Valuation methods used to perform the Step 2 determination of the fair value of the reporting unit’s assets and liabilities in order to perform a purchase price allocation included the income and market approach depending on the nature of the asset/liability. Assumptions used by management were similar to those that would be used by market participants performing a valuation of the reporting unit.

6. DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives Designated as Cash Flow Hedges

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

The Company’s Term Loan Credit Agreement (“Term Loan”) contains floating rate obligations and is subject to interest rate fluctuations. During 2009, the Company entered into interest rate swap agreements for the purposes of hedging the eight quarterly variable-rate interest payments on its Term Loan due in 2010 and 2011. These interest rate swap agreements were designated as cash flow hedges and intended to manage interest rate risk associated with the Company’s variable-rate borrowings and minimize the impact of interest rate fluctuations attributable to changes in LIBOR rates on the Company’s earnings and cash flows. As of December 31, 2011, these interest rate swap agreements had all matured.

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

The following table shows the fair value of derivative instruments designated as cash flow hedging instruments (in thousands):

		Fair Value
	Balance Sheet Location	December 31, 2011	December 31, 2010	Notional Amount
Derivative Liabilities
Interest rate swap contracts	Other liabilities	$—	$806	$0 - $40,000
Total		$—	$806

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2011, 2010 and 2009

6. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Derivatives Designated as Cash Flow Hedges - Continued

The following table shows the gain or (loss) recognized in other comprehensive income for derivatives designated as cash flow hedges:

	For the year ended December 31,
	2011	2010	2009
In thousands
Foreign exchange contracts (a)	$—	$—	$(37)
Foreign exchange contracts (b)	—	—	(1,941)
Interest rate swap contracts	(52)	(792)	(607)
Total	$(52)	$(792)	$(2,585)

a)	Forward exchange contract dedesignated on July 4, 2009. See information below for amounts recognized in the Consolidated Statement of Operations after dedesignation.

b)	Forward exchange contract dedesignated on February 12, 2009. See information below for amounts recognized in the Consolidated Statement of Operations after dedesignation.

During 2011, the loss reclassified to income from other comprehensive income for derivative instruments designated as cash flow hedges was $0.9 million. During 2010, the loss reclassified to income from other comprehensive income for derivative instruments designated as cash flow hedges was $0.6 million. During 2009, the loss reclassified from other comprehensive income for derivative instruments designated as cash flow hedges was not material. Over the next twelve months the income related to cash flow hedges expected to be reclassified from other comprehensive income is $0.1 million.

During 2011 and 2010, there was no amount recorded in other income for the ineffective portion of derivative instruments designated as cash flow hedges. During 2009, the amount recorded in other income for the ineffective portion of derivative instruments designated as cash flow hedges was not material.

Derivatives Not Designated as Hedging Instruments

The following table shows the fair value of derivative instruments not designated as hedging instruments:

		Fair Value
	Balance Sheet	December 31,	December 31,	Notional
In thousands	Location	2011	2010	Amount
Derivative Assets
Foreign exchange contracts	Other current assets	$—	$10	350 Euro
Foreign exchange contracts	Other current assets /Other assets	3,517	12,613	9,816 / 36,516 Australian Dollars
Foreign exchange contracts	Other current assets	1	—	$5,418 / $0
Total		$3,518	$12,623

On February 12, 2009, the Company dedesignated the forward contract it had entered into to hedge $36.5 million (AUD) of its $39.5 million (AUD) future minimum required payments to the Commonwealth of Australia. At December 31, 2011, the U.S. dollar value of the $9.8 million (AUD) payable was $10.1 million.

On July 4, 2009, the Company dedesignated the forward contract it had entered into to hedge future Euro obligations, due to a change in the timing of those payments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2011, 2010 and 2009

6. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Derivatives Not Designated as Hedging Instruments - Continued

The following table shows the location and amount of the gain or (loss) recognized on the Consolidated Statements of Operations for derivatives not designated as hedge instruments:

	Income Statement	For the year ended December 31,
	Location	2011	2010	2009
In thousands
Derivative Assets
Foreign exchange contracts	Other expense, net	$—	$5	$45
Foreign exchange contracts	Other expense, net	—	(55)	85
Foreign exchange contracts	Other expense, net	—	10	—
Foreign exchange contracts (a)	Other expense, net	507	5,654	8,122
Foreign exchange contracts	Other expense, net	(142)	—	—
Total		$365	$5,614	$8,252
Derivative Liabilities
Foreign exchange contracts	Other expense, net	$(2)	$(61)	$(57)
Total		$(2)	$(61)	$(57)

a)
For the years ended December 31, 2011, 2010, and 2009 the Company recorded income of $0.3 million, expense of $4.5 million, and expense of $9.0 million in Other expense, net, respectively, related to the change in the value of the $9.8 million (AUD) payable.

Hedges of a Net Investment in Foreign Operations

Prior to 2010, the Company maintained a Euro note, part of the revolving credit facility, which qualified and had been designated as an effective hedge against the Company’s investment in its German subsidiary (RWG).  This loan was repaid during the fourth quarter of 2009.

The following table shows the amount of the translation gain associated with the Euro note recorded in other comprehensive income:

		For the year ended December 31,
	Location	2011	2010	2009
In thousands
Euro note	Cumulative Translation Adjustment	$—	$—	$706
Total		$—	$—	$706

The Company did not reclassify any amounts associated with this note from other comprehensive income to earnings during the years ended December 31, 2011, 2010 and 2009 and the Company does not expect to reclassify any such amounts over the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2011, 2010 and 2009

7. INVENTORIES

Inventories consist of the following:

	At December 31,
	2011	2010
In thousands
Merchandise for resale	$129,345	$113,841
Contracts in process:
U.S. Government, net of progress payments of $44,156 and $39,541 in 2011 and 2010, respectively	76,863	66,109
Commercial and other government contracts	25,690	44,097
Other work in process (including certain general stock materials)	92,746	74,004
Finished goods	15,202	18,848
Total	$339,846	$316,899

The increase in merchandise for resale is partially attributable to the acquisitions in the Industrial Distribution segment.

General and administrative costs charged to inventory by the Aerospace segment during 2011 and 2010 were $51.1 million and $45.0 million, respectively. The estimated amounts of general and administrative costs remaining in contracts in process at December 31, 2011 and 2010 are $9.1 million and $9.3 million, respectively. These estimates are based on the ratio of such costs to total costs of production.

The Company had inventory of $6.9 million and $6.1 million as of December 31, 2011 and 2010, respectively, on consignment at customer locations, the majority of which is located with Industrial Distribution segment customers.

Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $7.4 million and $10.4 million at December 31, 2011 and 2010, respectively. The reduction in this balance is associated with the settlement of the FMU-143 matter. See Note 16, Commitments and Contingencies, for further discussion of this matter. The Company records costs associated with these matters in inventory only when recovery can be estimated reliably and realization is probable.

K-MAX® inventory of $20.3 million and $23.7 million as of December 31, 2011 and 2010, respectively, is included in contracts and other work in process inventory and finished goods. The decrease in this balance reflects inventory being used on our contract for K-MAX® unmanned aircraft systems. Management believes that a significant portion of this K-MAX® inventory will be sold after December 31, 2012, based upon the anticipation of supporting the fleet for the foreseeable future.

SH-2G(I), formerly SH-2G(A), inventory of $52.7 million and $53.7 million at December 31, 2011 and  2010, respectively, is included in contracts and other work in process inventory. Management believes that a significant portion of this inventory will be sold after December 31, 2012, based upon the time needed to market the aircraft and prepare them for sale. For more information on the SH-2G(I) inventory, see Note 16, Commitments and Contingencies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2011, 2010 and 2009

8. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is summarized as follows:

	At December 31,
	2011	2010
In thousands
Land	$10,614	$10,537
Buildings	58,789	45,789
Leasehold improvements	14,720	15,165
Machinery, office furniture and equipment	162,362	143,574
Construction in process	8,067	5,339
Total	254,552	220,404
Less accumulated depreciation	(142,657)	(130,685)
Property, plant and equipment, net	$111,895	$89,719

The increase in property, plant and equipment, net is attributable to capital expenditures made during the year and to the acquisitions completed in 2011. Depreciation expense was $16.3 million, $14.7 million and $13.2 million for 2011, 2010 and 2009, respectively.

9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company:

	2011			2010
	Industrial Distribution	Aerospace	Total	Industrial Distribution	Aerospace	Total
In thousands
Gross balance at beginning of period	$39,868	$89,131	$128,999	$15,423	$80,577	$96,000
Accumulated impairment	—	(14,181)	(14,181)	—	(7,810)	(7,810)
Net balance at beginning of period	39,868	74,950	114,818	15,423	72,767	88,190
Additions	19,334	19,552	38,886	24,416	10,448	34,864
Impairments	—	—	—	—	(6,371)	(6,371)
Foreign currency translation	(90)	(347)	(437)	29	(1,894)	(1,865)
Ending balance at end of period	$59,112	$94,155	$153,267	$39,868	$74,950	$114,818

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2011, 2010 and 2009

9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)

Goodwill - Continued

The increase in the goodwill balance at December 31, 2011 as compared to December 31, 2010 is primarily due to the acquisitions of Target, Vermont Composites, and Catching. See Note 3, Acquisitions, for further discussion of the acquisitions.

During 2011, the Company adopted Accounting Standards Update ("ASU") No. 2011-08, “Intangibles - Goodwill and Other (ASC Topic 350) - Testing Goodwill for Impairment.” ASU No. 2011-08 intends to simplify goodwill impairment testing by permitting assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the two-step goodwill impairment test required under ASC 350, Intangibles - Goodwill and Other. Upon completion of this analysis, the Company concluded that certain reporting units would still be subject to the two step goodwill impairment test.

For the reporting units subject to the two-step goodwill test, the Company performed a sensitivity analysis relative to the discount rate and growth rate selected. For our U.K. Composites reporting unit, a decrease of 1% in our terminal growth rate or an increase of 1% in our discount rate would result in a fair value calculation less than the carrying value for the reporting unit. Additionally, a 10% decrease in the fair value of this reporting unit also would have resulted in a fair value calculation less than the carrying value. For all other reporting units subject to the two-step goodwill impairment test these changes would still have resulted in a fair value calculation that exceeds the carrying value.

During the first quarter of 2010, the Company was informally notified by a customer of its intent to terminate a contract that had been obtained in the Company’s acquisition of U.K. Composites. No sales relating to this contract were recognized during the years ended December 31, 2010 or 2009. Throughout the year, management worked with this customer to find an acceptable resolution and maintain the work there under. During the fourth quarter of 2010, the Company received a contract termination notice and, as a result, removed all future revenue and related profit associated with this contract from the reporting unit’s projections when performing its annual test for impairment. The Company does not believe the termination of the contract will have any significant impact on its liquidity. This contract loss, in addition to a reduction in revenue for other programs, reduced the revenue and earnings growth forecast to levels below those anticipated at the reporting unit’s acquisition in 2008, creating a situation in which Step 1 of the impairment analysis resulted in a fair value for the reporting unit below its carrying value. Prior to proceeding to Step 2 of the impairment analysis, management assessed the tangible and intangible assets subject to amortization to determine if they were impaired. Based on this analysis these assets were not impaired. Upon completion of the Step 2 impairment analysis, the Company recorded a non-cash non-tax deductible goodwill impairment charge of $6.4 million, or 17% of the reporting unit's total goodwill balance, to reduce the carrying value of goodwill to its implied fair value. This charge has been included in the operating results of the Company’s Aerospace segment. See Note 5, Fair Value Measurements, for further discussion.

Other Intangible Assets

Other intangible assets consisted of:

		At December 31,		At December 31,
		2011		2010
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Customer lists / relationships	8-21 years	$79,517	$(9,017)	$50,798	$(5,135)
Trademarks / trade names	3-7 years	1,824	(703)	1,396	(403)
Non-compete agreements and other	1-9 years	4,280	(2,254)	3,902	(1,345)
Patents	17 years	636	(467)	657	(442)
Total		$86,257	$(12,441)	$56,753	$(7,325)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2011, 2010 and 2009

9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)

Other Intangible Assets - Continued

The increase in the other intangible assets balance at December 31, 2011 as compared to December 31, 2010 is primarily due to the acquisitions of Target, Vermont Composites, and Catching. See Note 3, Acquisitions, for further discussion of the acquisitions. Intangible asset amortization expense was $5.2 million, $3.5 million and $2.1 million in 2011, 2010 and 2009, respectively. Amortization expense for the next five years is expected to approximate $6.2 million per year.

In order to determine the useful life of our customer lists/relationships acquired in 2011, the Company considered numerous factors, most importantly the industry considerations associated with the acquired entities. The Company determined the amortization period for the customer list/relationships intangible assets for its 2011 aerospace acquisition based primarily on program development life cycles. The Company determined the amortization period for the customer lists/relationships intangible assets for its Industrial Distribution acquisitions in 2011 based primarily on an analysis of their historical customer sales attrition information.

10. ENVIRONMENTAL COSTS

The following table displays the activity and balances associated with accruals related to environmental costs included in other accruals and payables and other long-term liabilities:

	2011	2010
In thousands
Balance at January 1	$15,012	$15,606
Additions to accrual	777	1,121
Payments	(1,588)	(1,313)
Release to income	—	(313)
Changes in foreign currency exchange rates	6	(89)
Balance at December 31	$14,207	$15,012

In August 2008, the Company completed its purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR for many years. In connection with the purchase, the Company has assumed responsibility for environmental remediation at the facility as may be required under the Connecticut Transfer Act (the “Transfer Act”) and it continues the effort to define the scope of the remediation that will be required by the Connecticut Department of Environmental Protection (“CTDEP”). The transaction was recorded by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8% to its present value.  The fair value of the Navy Property asset, which at that time approximated the discounted present value of the assumed environmental liability of $10.3 million, is included in Property, Plant and Equipment, net. This remediation process will take many years to complete.

The following represents estimated future payments for the undiscounted environmental remediation liability related to the Bloomfield campus as of December 31, 2011 (in thousands):

2012	$2,195
2013	1,432
2014	1,180
2015	777
2016	406
Thereafter	10,955
Total	$16,945

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2011, 2010 and 2009

10. ENVIRONMENTAL COSTS (CONTINUED)

The accrual also includes estimated ongoing environmental remediation costs for the idle Moosup, CT facility and environmental remediation costs that the Company expects to incur at the former Music segment’s New Hartford, CT facility and the Aerospace segment’s U.K. Composites facilities. The Company continues to assess the work that may be required at each of these facilities, which may result in a change to this accrual. For further discussion of these matters, see Note 16, Commitments and Contingencies.

11. DEBT

Long-Term Debt

The Company has long-term debt as follows:

	At December 31,
	2011	2010
In thousands
Revolving credit agreement	$65,000	$3,600
Term loan	35,000	40,000
Convertible notes	103,522	101,843
Total	203,522	145,443
Less current portion	5,000	5,000
Total excluding current portion	$198,522	$140,443

The weighted average interest rate on long-term borrowings outstanding as of December 31, 2011 and 2010 was 2.52% and 3.01%, respectively.

The aggregate annual maturities of long-term debt for each of the next five years are approximately as follows (in thousands):

2012	$5,000
2013	5,000
2014	90,000
2015	—
2016	—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2011, 2010 and 2009

11. DEBT (CONTINUED)

Revolving Credit and Term Loan Agreements - Continued

The Revolving Credit Agreement permits the Company to pay cash dividends. The lenders have been granted a security interest in substantially all of the Company’s and its domestic subsidiaries’ personal property and other assets (including intellectual property but excluding real estate), including a pledge of 66% of the Company’s equity interest in certain foreign subsidiaries and 100% of the Company’s equity interest in its domestic subsidiaries, as collateral for the Company’s obligations under the Revolving Credit Agreement. At December 31, 2011, there was $65.0 million outstanding under the Revolving Credit Agreement, excluding letters of credit, with $191.7 million available for borrowing. Letters of credit are considered borrowings for purposes of the Revolving Credit Agreement. A total of $18.3 million in letters of credit was outstanding under the Revolving Credit Agreement at December 31, 2011, $13.1 million of which was related to the guaranteed minimum payments to Australia in connection with the ownership transfer of the 11 SH-2G(A) helicopters (along with spare parts and associated equipment). At December 31, 2010, there was $3.6 million outstanding under the Revolving Credit Agreement, excluding letters of credit, with $228.2 million available for borrowing. A total of $43.2 million in letters of credit was outstanding under the Revolving Credit Agreement at December 31, 2010, $37.5 million of which was related to the Australian SH-2G(A) Super Seasprite Program.

On September 20, 2010, the Company entered into the Second Amended and Restated Term Loan Credit Agreement, which was originally entered into on October 29, 2008 and amended and restated on September 17, 2009 (“Term Loan Agreement”). The Term Loan Agreement, which is in addition to the Revolving Credit Agreement, is a $42.5 million facility with a four-year term. Principal payments of $1.25 million are due quarterly, with $22.5 million of the initial aggregate principal payable in the final quarter.  The Company may increase the term loan by up to an aggregate of $50 million with additional commitments from the banks or new commitments from acceptable financial institutions. As of December 31, 2011 and 2010, $35.0 million and $40.0 million was outstanding on the Term Loan Agreement, respectively.

Interest rates on amounts outstanding under the Revolving Credit Agreement and Term Loan Agreement are variable, and are determined based on the Consolidated Senior Secured Leverage Ratio, as defined in the Revolving Credit Agreement. In June 2011, the Company amended its $275.0 million Amended and Restated Revolving Credit Agreement and its Second Amended and Restated Term Loan Credit Agreement. These amendments allowed the Company to reduce the interest rate for these facilities to LIBOR plus 137.5 basis points compared to an interest rate of LIBOR plus 200.0 basis points prior to the amendments. In addition, the Company reduced the required quarterly commitment fees on the unused revolving loan commitment amount from 0.35% to 0.50% per annum to 0.225% to 0.35% per annum, and the fees for outstanding letters of credit from 2.00% to 3.00% to 1.375% to 2.25%, based on the leverage ratio as defined in the agreements. These amendments did not result in any other changes to these facilities.

At December 31, 2011, the interest rate for the outstanding amounts on both the Revolving Credit Agreement and Term Loan Agreement was 1.68%. In addition, the Company is required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.225% to 0.35% per annum, based on the Consolidated Senior Secured Leverage Ratio. Fees for outstanding letters of credit range from 1.375% to 2.25%, based on the Consolidated Senior Secured Leverage Ratio.

The financial covenants associated with the Revolving Credit Agreement and Term Loan Agreement include a requirement that (i) the ratio of Consolidated Senior Secured Indebtedness to Consolidated EBITDA, as defined in the Revolving Credit Agreement, cannot be greater than 3.50 to 1.00, (ii) the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, as defined in the Revolving Credit Agreement, cannot be greater than 4.00 to 1.00, and iii) the ratio of Consolidated EBITDA, as defined in the Revolving Credit Agreement, to the sum of (a) all interest, premium payments, debt discounts, fees, charges and related expenses and (b) the portion of rent expense under capital leases that is treated as interest expense cannot be less than 4.00 to 1.00. The Company was in compliance with those financial covenants as of and for the quarter ended December 31, 2011, and management does not anticipate noncompliance in the foreseeable future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2011, 2010 and 2009

11. DEBT (CONTINUED)

Convertible Notes

In November 2010, the Company issued convertible unsecured notes due on November 15, 2017, in the aggregate principal amount of $115.0 million in a private placement offering (the "Convertible Notes"). These notes bear 3.25% interest per annum on the principal amount, payable semiannually in arrears on May 15 and November 15 of each year, beginning on May 15, 2011. Proceeds from the offering were $111.0 million, net of fees and expenses which were capitalized. The proceeds were used to repay $62.2 million of borrowings outstanding on the Company’s Revolving Credit Agreement, make a $25.0 million voluntary contribution to the Qualified Pension Plan and pay $13.2 million for the purchase of call options related to the convertible note offering. See below for further discussion of the call options.

The Convertible Notes will mature on November 15, 2017, unless earlier redeemed, repurchased by the Company or converted, and are convertible into cash and, at the Company’s election, shares of our common stock based on an initial conversion rate, subject to adjustment, in certain circumstances. The conversion rate will be subject to adjustment in certain circumstances, but will not be adjusted for accrued and unpaid interest. Upon conversion, the Company will pay cash up to the aggregate principal amount of the notes and pay or deliver cash, shares of its common stock or a combination of cash and shares of its common stock, at its election with respect to any remaining amounts due. Prior to May 15, 2017, the notes are convertible only in the following circumstances: (1) during any fiscal quarter commencing after April 1, 2011 and only during any such fiscal quarter, if the last reported sale price of our common stock was greater than or equal to 130% of the applicable conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, (2) upon the occurrence of specified corporate transactions, or (3) during the five consecutive business-day period following any five consecutive trading-day period in which, for each day of that period, the trading price for the notes was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day. On and after May 15, 2017 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon a change in control or termination of trading, holders of the notes may require us to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount, plus any accrued and unpaid interest.

Because the embedded conversion option is indexed to the Company’s own stock and would be classified in shareholders’ equity, it does not meet the criterion under FASB Accounting Standards Codification (“ASC”) 815 Derivatives and Hedging ("ASC 815") that would require separate accounting as a derivative instrument.

In connection with the offering, we entered into convertible note hedge transactions with affiliates of the initial purchasers. These transactions are intended to reduce the potential dilution to our Company's shareholders upon any future conversion of the notes. The call options, which cost an aggregate $13.2 million, were recorded as a reduction of additional paid-in capital. The Company also entered into warrant transactions concurrently with the offering, pursuant to which we sold warrants to acquire up to approximately 3.4 million shares of our common stock to the same counterparties that entered into the convertible note hedge transactions. Proceeds received from the issuance of the warrants totaled approximately $1.9 million and were recorded as an addition to additional paid-in capital. The convertible note hedge and warrant transactions effectively increased the conversion price of the convertible notes.

During 2011, the Company increased the dividend paid to its shareholders. This resulted in an adjustment to the conversion rate for the convertible notes. The following table illustrates the conversion rate at each date:

	December 31, 2011	December 31, 2010
Conversion Rate	29.4923	29.4499
Conversion Price	$33.91	$33.96
Contingent Conversion Price	$44.08	$44.15
Warrant Price	$44.34	$44.40

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2011, 2010 and 2009

11. DEBT (CONTINUED)

Convertible Notes - Continued

ASC 815 provides that contracts are initially classified as equity if (1) the contract requires physical settlement or net-share settlement, or (2) the contract gives the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The settlement terms of our purchased call options and sold warrant contracts require net-share settlement. Based on the guidance in ASC 815, the purchased call option contracts were recorded as a reduction of equity and the warrants were recorded as an addition to equity as of the trade date. ASC 815 states that a reporting entity shall not consider contracts to be derivative instruments if the contract issued or held by the reporting entity is both indexed to its own stock and classified in shareholders' equity in its Consolidated Balance Sheet. The Company concluded the purchased call option contracts and the warrant contracts should be accounted for in shareholders' equity.

ASC 470-20 Debt with Conversion and Other Options (“ASC 470-20”), clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. ASC 470-20 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflects the issuer's non-convertible debt borrowing rate which interest costs are to be recognized in subsequent periods. The note payable principal balance at the date of issuance of $115.0 million was bifurcated into the debt component of $101.7 million and the equity component of $13.3 million. The difference between the note payable principal balance and the value of the debt component is being accreted to interest expense over the term of the notes. The debt component was recognized at the present value of associated cash flows discounted using a 5.25% discount rate, the borrowing rate at the date of issuance for a similar debt instrument without a conversion feature. The Company incurred $3.6 million of debt issuance costs in connection with the sale of the Convertible Notes, of which $0.5 million was recorded as an offset to additional paid-in capital. The balance, $3.1 million, is being amortized over the term of the notes.

The carrying amount of the equity component and the principal amount of the liability component, the unamortized discount, and the net carrying amount are as follows:

	December 31, 2011	December 31, 2010
In thousands
Principal amount of liability	$115,000	$115,000
Unamortized discount	11,478	13,157
Carrying value of liability	$103,522	$101,843

Equity component	$13,329	$13,329

Interest expense associated with the Convertible Notes consisted of the following:

	For the year ended December 31,
	2011	2010
In thousands
Contractual coupon rate of interest	$3,737	$401
Accretion of convertible notes discount	1,679	172
Interest expense - convertible notes	$5,416	$573

The effective interest yield of the convertible debt due in 2017 is 5.25% at December 31, 2011 and the cash coupon interest rate is 3.25%.

Short-Term Borrowings

The Company also has certain other credit arrangements to borrow funds on a short-term basis with interest at current market rates. Short-term borrowings outstanding under such other credit arrangements as of December 31, 2011 and 2010 were $1.7 million and $3.0 million, respectively. The weighted average interest rate on short-term borrowings for 2011 and 2010 was 6.00% and 5.04%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2011, 2010 and 2009

11. DEBT (CONTINUED)

Debt Issuance Costs

In addition to the debt issuance costs incurred in connection with the Convertible Notes discussed above, the Company incurred $2.3 million in debt issuance costs in connection with the replacement of the Revolving Credit Agreement and the Term Loan Agreement amendment. These costs have been capitalized and will be amortized over the terms of the facilities. Total amortization expense for the years ended December 31, 2011 and 2009 was $1.3 million and $0.7 million, respectively. Total amortization expense for the year ended December 31, 2010 was $2.0 million including the $0.6 million write-off of capitalized fees related to the Former Revolving Credit Agreement.

Letters of Credit

The face amounts of irrevocable letters of credit issued under the Revolving Credit Agreement totaled $18.3 million and $43.2 million at December 31, 2011 and 2010, respectively. Of those amounts, $13.1 million and $37.5 million at December 31, 2011 and 2010, respectively, was attributable to the Australian SH-2G(A) Super Seasprite program.

Interest Payments

Cash payments for interest were $10.3 million, $7.5 million and $6.1 million for 2011, 2010 and 2009, respectively.

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are shown below:

	At December 31,
	2011	2010
In thousands
Changes in pension and post-retirement benefit plans	$(96,111)	$(66,604)
Foreign currency translation adjustment	(21,365)	(18,880)
Unrealized gain (loss) on derivative instruments	(470)	(972)
Accumulated other comprehensive income (loss)	$(117,946)	$(86,456)

No amounts were reclassified from other comprehensive income into net income for foreign currency translation adjustments in 2011 and 2010.

13. INCOME TAXES

The components of income tax expense (benefit) are as follows:

	For the year ended December 31,
	2011	2010	2009
In thousands
Current:
Federal	$16,723	$7,624	$12,474
State	2,438	909	675
Foreign	1,569	1,122	2,205
	20,730	9,655	15,354
Deferred:
Federal	5,853	11,704	(5,008)
State	727	(354)	(380)
Foreign	(964)	(619)	(296)
	5,616	10,731	(5,684)
Total	$26,346	$20,386	$9,670

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2011, 2010 and 2009

13. INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

	At December 31,
In thousands	2011	2010
Deferred tax assets:
Deferred employee benefits	$66,207	$50,666
Inventory	14,137	13,577
Environmental liabilities	5,569	5,536
Tax loss and credit carryforwards	9,263	9,532
Tax deductible bond hedge	4,336	4,951
Accrued liabilities and other items	5,349	6,491
Total deferred tax assets	104,861	90,753
Deferred tax liabilities:
Fixed assets	(12,677)	(8,737)
Intangibles	(26,270)	(19,906)
Unamortized discount on convertible notes	(4,362)	(5,000)
Other items	(1,141)	(352)
Total deferred tax liabilities	(44,450)	(33,995)
Net deferred tax assets before valuation allowance	60,411	56,758
Valuation allowance	(3,786)	(4,217)
Net deferred tax assets after valuation allowance	$56,625	$52,541

Valuation allowances of $3.8 million and $4.2 million at December 31, 2011 and 2010, respectively, reduced the deferred tax asset attributable to foreign loss and state loss and credit carryforwards to an amount that, based upon all available information, is more likely than not to be realized. Reversal of the valuation allowance is contingent upon the recognition of future taxable income in the respective jurisdictions or changes in circumstances which cause the realization of the benefits of the loss carryforwards to become more likely than not. The net decrease in the valuation allowance of $0.4 million is due to the generation of $0.2 million in U.S. state and Canadian loss and tax credit carryforwards, offset by utilization of $0.3 million of state carryforwards, expiration of $0.2 million of state and Canadian carryforwards, and the reversal of $0.1 million of valuation allowances on state loss carryforwards.

U.S. foreign tax credit carryforwards of $4.0 million expire between 2014 and 2020. State carryforwards are in numerous jurisdictions with varying lives.

No valuation allowance has been recorded against the other deferred tax assets because the Company believes that these deferred tax assets will, more likely than not, be realized. This determination is based largely upon the Company's earnings history, anticipated future taxable income, foreign-source income, and its ability to carryback reversing items within two years to offset taxes paid. In addition, the Company has the ability to offset deferred tax assets against deferred tax liabilities created for such items as depreciation and amortization.

Pre-tax income (loss) from foreign operations amounted to $5.1 million, $(2.8) million and $6.3 million in 2011, 2010 and 2009, respectively. Income taxes have not been provided on undistributed earnings of $19.3 million from foreign subsidiaries since it is the Company’s intention to permanently reinvest such earnings or to distribute them only when it is tax efficient to do so. It is impracticable to estimate the total tax liability, if any, that would be created by the future distribution of these earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2011, 2010 and 2009

13. INCOME TAXES (CONTINUED)

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

	For the year ended December 31,
	2011	2010	2009
In thousands
Federal tax at 35% statutory rate	$27,121	$19,599	$12,133
State income taxes, net of federal benefit	2,057	361	191
Tax effect of:
International recapitalization	—	—	(1,577)
Goodwill impairment	—	2,229	—
Other, net	(2,832)	(1,803)	(1,077)
Income taxes	$26,346	$20,386	$9,670

The Company records a benefit for uncertain tax positions in the financial statements only when it determines it is more likely than not that such a position will be sustained upon examination by taxing authorities. Unrecognized tax benefits represent the difference between the position taken and the benefit reflected in the financial statements. On December 31, 2011, 2010 and 2009 the total liability for unrecognized tax benefits was $4.4 million, $3.9 million and $2.7 million, respectively (including interest and penalties of $0.7 million, $0.5 million and $0.4 million, respectively).  The change in the liability for 2011, 2010 and 2009 is explained as follows:

In thousands	2011	2010	2009
Balance at January 1	$3,907	$2,679	$2,585
Additions based on current year tax positions	131	1,345	1,035
Changes for tax positions of prior years	452	139	(8)
Settlements	—	—	(933)
Additions due to acquired business	245	—	—
Reductions due to lapses in statutes of limitation	(347)	(256)	—
Balance at December 31	$4,388	$3,907	$2,679

Included in unrecognized tax benefits at December 31, 2011 were items approximating $2.5 million that, if recognized, would favorably affect the Company’s effective tax rate in future periods.  The Company files tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including 2007.  During 2011, 2010 and 2009, $0.1 million of interest and penalties was recognized each year as a component of income tax expense. It is the Company’s policy to record interest and penalties on unrecognized tax benefits as income taxes.

Cash payments for income taxes, net of refunds, were $18.2 million, $14.5 million, and $6.9 million in 2011, 2010 and 2009, respectively.

14. PENSION PLANS

The Company has a non-contributory qualified defined benefit pension plan (the “Qualified Pension Plan”). On February 23, 2010, the Company’s Board of Directors approved an amendment to the Qualified Pension Plan that, among other things, closed the Qualified Pension Plan to all new hires on or after March 1, 2010 and changed the benefit calculation for existing employees related to pay and years of service. Specifically, changes in pay were taken into account for benefit calculation purposes until the end of calendar year 2010, the benefit formula was improved to use the highest five years out of the last ten years of service up to December 31, 2010, whether consecutive or not, and years of service will continue to be added for purposes of the benefit calculations through December 31, 2015, with no further accrual of benefits for service thereafter except for vesting purposes. The changes to the Qualified Pension Plan resulted in a net curtailment loss of $0.2 million, a $25.2 million reduction of accumulated other comprehensive loss, a $15.5 million decrease of deferred tax assets and a $40.7 million reduction of the pension liability on the Company’s Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2011, 2010 and 2009

14. PENSION PLANS (CONTINUED)

In 2011, the Company elected to change its method of recognizing pension expense. See Note 2, Accounting Changes, for further discussion of the accounting change and the retrospective application of the new policy to all periods presented.

The Company also has a Supplemental Employees’ Retirement Plan (“SERP”), which is considered a non-qualified pension plan. The SERP provides certain key executives, whose compensation is in excess of the limitations imposed by federal law on the qualified defined benefit pension plan, with supplemental benefits based upon eligible earnings, years of service and age at retirement. During 2010, the Company's Board of Directors also approved an amendment to the SERP. The SERP amendment contains the changes necessary for the SERP to be consistent with the pension plan amendment except that the SERP already provided for the use of non-consecutive years of service for benefit calculation purposes and there was no provision needed regarding limitations on future participation because executives must be approved for SERP participation by the Board's Personnel & Compensation Committee (the "Committee") and the Board of Directors. The Committee and the Board have not approved any new participants to the SERP since February 28, 2010 and do not intend to do so at any time in the future. The measurement date for both these plans is December 31.

Obligations and Funded Status

The changes in the actuarial present value of the projected benefit obligation and fair value of plan assets are as follows:

	For the year ended December 31,
	Qualified Pension Plan		SERP
	2011	2010	2011	2010
In thousands
Projected benefit obligation at beginning of year	$553,165	$544,735	$15,652	$18,037
Service cost	12,082	11,527	361	371
Interest cost	28,326	29,104	515	789
Actuarial liability (gain) loss (a)	77,527	32,073	(48)	(1,083)
Benefit payments	(23,728)	(23,558)	(4,405)	(3,397)
(Curtailment) / Settlement	—	(40,716)	—	935
Projected benefit obligation at end of year	$647,372	$553,165	$12,075	$15,652
Fair value of plan assets at beginning of year	$454,541	$387,469	$—	$—
Actual return on plan assets	61,130	54,930	—	—
Employer contributions	19,600	35,700	4,405	3,397
Benefit payments	(23,728)	(23,558)	(4,405)	(3,397)
Fair value of plan assets at end of year	$511,543	$454,541	$—	$—
Funded status at end of year	$(135,829)	$(98,624)	$(12,075)	$(15,652)
Accumulated benefit obligation	$647,372	$553,165	$12,075	$15,652
(a) The actuarial liability loss amount for the qualified pension plan for 2011 and 2010 is principally due to the effect of changes in the discount rate.

The Company has recorded liabilities related to our qualified pension plan and SERP as follows:

	At December 31,
	Qualified Pension Plan		SERP
	2011	2010	2011	2010
In thousands
Current liabilities (a)	$—	$—	$(529)	$(4,673)
Noncurrent liabilities	(135,829)	(98,624)	(11,546)	(10,979)
Total	$(135,829)	$(98,624)	$(12,075)	$(15,652)
(a) The current liabilities are included in other accruals and payables on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2011, 2010 and 2009

14. PENSION PLANS (CONTINUED)

Obligations and Funded Status - Continued

Certain amounts included in accumulated other comprehensive income on the Consolidated Balance Sheets represent costs that will be recognized as components of pension cost in future periods. These consist of:

	At December 31,
	Qualified Pension Plan		SERP
	2011	2010	2011	2010
In thousands
Unrecognized (gain) or loss	$153,503	$104,866	$1,707	$2,467
Unrecognized prior service cost (credit)	353	451	—	—
Amount included in accumulated other comprehensive income (loss)	$153,856	$105,317	$1,707	$2,467

The estimated net loss and prior service cost (credit) for the qualified pension plan and the SERP that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year will be $8.6 million and $0.2 million, respectively.

The pension plan net periodic benefit costs on the Consolidated Statements of Operations and other amounts recognized in other comprehensive loss on the Consolidated Statements of Shareholders’ Equity were computed using the projected unit credit actuarial cost method and included the following components:

	For the year ended December 31,
	Qualified Pension Plan			SERP
	2011	2010	2009	2011	2010	2009
In thousands
Service cost for benefits earned during the year	$12,082	$11,527	$13,423	$361	$371	$389
Interest cost on projected benefit obligation	28,326	29,104	30,462	515	789	1,012
Expected return on plan assets	(36,423)	(30,089)	(26,270)	—	—	—
Amortization of prior service credit (cost)	98	98	61	—	(192)	(962)
Recognized net loss	4,183	5,003	10,423	153	501	291
Additional amount recognized due to curtailment/settlement	—	221	—	560	737	767
Net pension benefit cost	$8,266	$15,864	$28,099	$1,589	$2,206	$1,497
Change in prior service cost	$—	$(221)	$444	$—	$—	$—
Change in net gain or loss	52,820	(33,482)	(16,300)	(608)	(886)	820
Amortization of prior service cost (credit)	(98)	(98)	(61)	—	192	962
Amortization of net gain (loss)	(4,183)	(5,003)	(10,423)	(153)	(501)	(291)
Total recognized in other comprehensive loss	$48,539	$(38,804)	$(26,340)	$(761)	$(1,195)	$1,491
Total recognized in net periodic benefit cost and other comprehensive loss	$56,805	$(22,940)	$1,759	$828	$1,011	$2,988

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2011, 2010 and 2009

14. PENSION PLANS (CONTINUED)

Obligations and Funded Status - Continued

The Company expects to contribute $10.0 million to the qualified pension plan and $0.5 million to the SERP for the 2012 plan year. For the 2011 plan year, the Company contributed $19.6 million to the Qualified Pension Plan and $4.4 million to the SERP. For the 2010 plan year, the Company made contributions of $35.7 million to the Qualified Pension Plan and $3.4 million to the SERP.

Expected future benefit payments, which reflect expected future service, are as follows (in thousands):

	Qualified Pension Plan	SERP
2012	$27,448	$529
2013	28,873	524
2014	30,381	517
2015	31,926	938
2016	33,350	2,875
2017-2021	187,976	7,703

Effective January 1, 2011, changes in pay are no longer taken into account for benefit calculation purposes. The discount rates take into consideration the populations of our pension plans and the anticipated payment streams as compared to the Citigroup Discount Yield Curve index and rounds the results to the nearest fifth basis point. The actuarial assumptions used in determining benefit obligations of the pension plans are as follows:

	At December 31,
	Qualified Pension Plan		SERP
	2011	2010	2011	2010
Discount rate	4.20%	5.30%	3.55%	4.50%

The actuarial assumptions used in determining the net periodic benefit cost of the pension plans are as follows:

	For the year ended December 31,
	Qualified Pension Plan		SERP
	2011	2010	2011	2010
Discount rate	5.30%	5.85%	4.50%	5.15%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Average rate of increase in compensation levels	N/A	3.50%	N/A	3.50%

Plan Assets for Qualified Pension Plan

The expected return on plan assets rate was determined based upon historical returns adjusted for estimated future market fluctuations. During 2011 and 2010, the actual return on pension plan assets was significantly higher than our expected rate of return on pension plan assets of 8%. However, in calculating the anticipated pension expense for 2012 management has reduced the expected return on plan assets to 7.5%. The reduction was primarily driven by the changes in the allocation targets of the Company's investments during the year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2011, 2010 and 2009

14. PENSION PLANS (CONTINUED)

Plan Assets for Qualified Pension Plan - Continued

Plan assets are invested in a diversified portfolio consisting of equity and fixed income securities (including $16.4 million of common stock of Kaman Corporation at December 31, 2011). In April 2010, the Company updated its Qualified Pension Plan investment policy. The updated investment policies and goals for pension plan assets are to improve and/or maintain the Plan’s funded status by generating long-term asset returns that exceed the rate of growth of the Plan’s liabilities. The Plan shall invest assets in a manner that seeks to (a) maximize return within reasonable and prudent levels of risk of loss of funded status; and (b) maintain sufficient liquidity to meet benefit payment obligations and other periodic cash flow requirements on a timely basis. The return generation/liability matching asset allocation ratio is currently 47%/53%. As the plan’s funded status changes, the pension plan’s Administrative Committee (the management committee that is responsible for plan administration) will act through an immediate or gradual process, as appropriate, to reallocate assets.

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

Corporate Stock – This investment category consists of common and preferred stock issued by U.S. and non-U.S. corporations traded actively on exchanges. Price quotes for these shares are readily available. Holdings of corporate stock are classified as Level 1 investments.

Mutual Funds –Mutual funds are traded actively on public exchanges. The share prices for these mutual funds are published at the close of each business day. Holdings of mutual funds are classified as Level 1 investments.

Common Trust Funds – Common trust funds are comprised of shares or units in commingled funds that are not publicly traded. The values of the commingled funds are not publicly quoted and must trade through a broker. For equity and fixed-income commingled funds traded through a broker, the fund administrator values the fund using the net asset value (“NAV”) per fund share, derived from the value of the underlying assets.  The underlying assets in these funds (equity securities, fixed income securities, and commodity-related securities) are publicly traded on exchanges and price quotes for the assets held by these funds are readily available. Holdings of common trust funds are classified as Level 2 investments.

Total Return Funds – Total return funds are comprised of shares or units in private investment funds that are not publicly traded. The values of the private investment funds are not publicly quoted and must trade through a broker. The fund administrator values the fund using the net asset value (“NAV”) per fund share, derived from the value of the underlying assets.  The underlying assets in these funds (equity and fixed income securities, commodities, currencies and other instruments) are publicly traded on exchanges and price quotes for the assets held by these funds are readily available. Holdings of total return funds are classified as Level 2 investments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2011, 2010 and 2009

14. PENSION PLANS (CONTINUED)

Plan Assets for Qualified Pension Plan - Continued

The fair value of the Company’s qualified pension plan assets at December 31, 2011 and 2010 are as follows:

	Total Carrying Value at December 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
In thousands
Cash & Cash Equivalents	$43,577	$43,577	$—	$—
Corporate Stock	63,043	63,043	—	—
Mutual Funds	38,626	38,626	—	—
Common Trust Funds	73,105	—	73,105	—
Fixed-income Securities:
U.S. Government Securities (a)	108,313	—	108,313	—
Corporate Securities	181,299	—	181,299	—
Other (b)	3,580	—	3,580	—
Total	$511,543	$145,246	$366,297	$—

	Total Carrying Value at December 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
In thousands
Cash & Cash Equivalents	$17,644	$17,644	$—	$—
Corporate Stock	102,819	102,819	—	—
Mutual Funds	19,854	19,854	—	—
Common Trust Funds	93,916	—	93,916	—
Total Return Funds	42,996	—	42,996	—
Fixed-income Securities:
U.S. Government Securities (a)	52,667	—	52,667	—
Corporate Securities	112,224	—	112,224	—
Foreign Securities	—	—	—	—
Other (b)	12,421	—	12,421	—
Total	$454,541	$140,317	$314,224	$—

(a)	This category represents investments in debt securities issued by the U.S. Treasury, other U.S. government corporations and agencies, states and municipalities.

(b)	This category primarily represents investments in commercial and residential mortgage-backed securities.

Derivatives in the plan are primarily used to manage risk and gain asset class exposure while still maintaining liquidity. Derivative instruments mainly consist of equity futures and interest rate futures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2011, 2010 and 2009

14. PENSION PLANS (CONTINUED)

Other Plans

The Company also maintains a Defined Contribution Plan that has been adopted by most of its U.S. subsidiaries. Employees of the adopting employers who meet the eligibility requirements of the plan may participate. Employer matching contributions are made to the plan based on a percentage of each participant’s pre-tax contribution. Effective January 1, 2011, for each dollar that a participant contributes up to 5% of compensation, participating subsidiaries make employer contributions of one dollar. During 2010 and 2009, for each dollar that a participant contributed, up to 5% of compensation, participating subsidiaries made employer contributions of fifty cents. Employer contributions to the plan totaled $8.5 million, $3.7 million and $3.5 million in 2011, 2010 and 2009, respectively.

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

15. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

	At December 31,
	2011	2010
In thousands
Supplemental employees' retirement plan (SERP)	$11,546	$10,979
Deferred compensation	11,556	11,903
Long-term incentive plan	5,089	4,705
Noncurrent income taxes payable	4,313	4,002
Environmental remediation liability	9,941	11,066
Other	14,440	8,862
Total	$56,885	$51,517

Disclosures regarding the assumptions used in the determination of the SERP liabilities are included in Note 14, Pension Plans. Discussions of our environmental remediation liabilities are in Note 10, Environmental Costs, and Note 16, Commitments and Contingencies.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2011, 2010 and 2009

16. COMMITMENTS AND CONTINGENCIES

Asset Retirement Obligations

The Company has unrecorded Asset Retirement Obligation’s (“AROs”) that are conditional upon certain events. These AROs generally include the removal and disposition of non-friable asbestos. The Company has not recorded a liability for these conditional AROs at December 31, 2011 because the Company does not currently believe there is a reasonable basis for estimating a date or range of dates for major renovation or demolition of these facilities. In reaching this conclusion, the Company considered the historical performance of each facility and has taken into account factors such as planned maintenance, asset replacement and upgrades, which, if conducted as in the past, can extend the physical lives of the facilities indefinitely. The Company also considered the possibility of changes in technology and risk of obsolescence in arriving at its conclusion.

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

Leases

Rent commitments under various leases for office space, warehouses, land and buildings expire at varying dates from January 2012 to June 2018. The standard term for most leases ranges from 3 to 5 years. Some of the Company’s leases have rent escalations, rent holidays or contingent rent that are recognized on a straight-line basis over the entire lease term. Material leasehold improvements and other landlord incentives are amortized over the shorter of their economic lives or the lease term, including renewal periods, if reasonably assured. Certain annual rentals are subject to renegotiation, with certain leases renewable for varying periods.

Lease periods for machinery and equipment range from 1 to 5 years.

Substantially all real estate taxes, insurance and maintenance expenses are obligations of the Company. It is expected that in the normal course of business leases that expire will be renewed or replaced by leases on other similar property.

The following minimum future rental payments are required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2011 (in thousands):

2012	$19,848
2013	14,370
2014	9,389
2015	4,789
2016	3,230
Thereafter	2,402
Total	$54,028

Lease expense for all operating leases, including leases with terms of less than one year, amounted to $21.7 million, $17.3 million and $17.0 million for 2011, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2011, 2010 and 2009

16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Legal Matters

FMU-143 Matter

As reported previously, the Company was involved in various litigation concerning its prior FMU-143 program at the Aerospace segment’s Orlando facility (“Orlando Facility”). During the fourth quarter, the Company and the USG executed a settlement agreement upon terms satisfactory to both parties. As part of the settlement the Company paid the USG $4.75 million in January 2012. There is no admission of liability with respect to either matter, which is consistent with management's view of its legal liability. The Company accrued the full amount of the settlement as of December 31, 2011 and, in addition, the Company wrote off $1.45 million in net assets, primarily inventory, that were related to the counterclaim against the USG.

Wichita Subpoena Matter

In 2011, the U.S. District Court for the District of Kansas issued a grand jury subpoena to the Aerospace segment's Wichita facility regarding a government investigation of record keeping associated with the manufacture of certain composite parts. Management is cooperating with the government's investigation and believes that it has fully complied with all legal obligations in connection with the manufacture of the parts in question. At December 31, 2011, the Company had no amount accrued for this matter, as it is unable to estimate the amount of costs, if any, that might be incurred in connection with the resolution of this matter at this time. The Company believes that the likelihood of an adverse outcome to this matter is remote.

Other Matters

Revenue Sharing Agreement with the Commonwealth of Australia

The Company is actively engaged in efforts to resell the former Australia SH-2G(A) (now designated the SH-2G(I)) aircraft, spare parts and equipment to other potential customers. Pursuant to the terms of its revenue sharing agreement with the Commonwealth of Australia, the Company will share all proceeds from the resale of the aircraft, spare parts, and equipment with the Commonwealth on a predetermined basis, and total payments of at least $39.5 million (AUD) must be made to the Commonwealth regardless of sales. Cumulative payments of $26.8 million (AUD) have been made through December 31, 2011. Additional payments of $6.4 million (AUD) each must be paid in March of 2012 and 2013 to the extent that cumulative payments have not yet reached $33.1 million (AUD) and $39.5 million (AUD) as of such dates, respectively.

To secure these payments, the Company has provided the Commonwealth with a $12.7 million (AUD) unconditional letter of credit, which is being reduced as such payments are made. As of December 31, 2011, the U.S. dollar value of the remaining $12.7 million (AUD) required payment was $13.1 million, of which $6.5 million is due in March 2012. In late 2009, the Company entered into foreign currency exchange contracts that limit the foreign currency risks associated with these required payments. These contracts will enable the Company to purchase $9.8 million (AUD)for $6.3 million. See Note 6, Derivative Financial Instruments, for further discussion of these instruments.

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
Management believes that it has fully complied with its legal obligations in connection with this program. At December 31, 2011, the Company had no amount accrued for this matter, as it is unable to estimate the amount of costs, if any, that might be incurred in connection with the resolution of this matter at this time. The Company believes that the likelihood of an adverse outcome to this matter is remote.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2011, 2010 and 2009

16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

The total anticipated cost of the environmental remediation activities associated with the Moosup property is $4.3 million, all of which has been accrued. The total amount paid to date in connection with these environmental remediation activities is $2.1 million. A portion ($0.4 million) of the accrual related to this property is included in other accruals and payables and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

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

Bloomfield

In connection with the Company’s 2008 purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR, the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and continues the effort to define the scope of the remediation that will be required by the CTDEP. The assumed environmental liability of $10.3 million was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $3.8 million. A portion ($2.2 million) of the accrual related to this property is included in other accruals and payables, and the balance is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

United Kingdom

In connection with the purchase of U.K. Composites, the Company accrued, at the time of acquisition, £1.6 million for environmental compliance at the facilities. The remaining balance of the accrual at December 31, 2011 was £0.7 million, with £0.7 million having been paid to date in connection with these environmental remediation activities and £0.2 million released to income. The U.S. dollar equivalent of the remaining environmental compliance liability as of December 31, 2011, is $1.1 million, which is included in other accruals and payables. The Company continues to assess the work that may be required, which may result in a change to this accrual. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2011, 2010 and 2009

17. COMPUTATION OF EARNINGS PER SHARE

The computation of basic earnings per share is based on net earnings divided by the weighted average number of shares of common stock outstanding for each year. The computation of diluted earnings per share includes the common stock equivalency of dilutive options granted to employees under the Stock Incentive Plan.

Excluded from the diluted earnings per share calculation for the years ended December 31, 2011, 2010 and 2009, respectively, are 265,026, 471,688 and 610,436 shares of equity awards granted to employees that are anti-dilutive based on the average stock price.

	For the Year Ended December 31,
	2011	2010	2009
In thousands, except per share amounts
Net earnings	$51,142	$35,611	$24,995

Basic:
Weighted average number of shares outstanding	26,246	25,928	25,648
Net earnings per share	$1.95	$1.37	$0.97
Diluted:
Weighted average number of shares outstanding	26,246	25,928	25,648
Weighted average shares issuable on exercise of dilutive stock options	223	176	131
Weighted average shares issuable on exercise of convertible notes	31	—	—
Total	26,500	26,104	25,779
Diluted net earnings per share	$1.93	$1.36	$0.97

In November 2010, the Company issued Convertible Notes due on November 15, 2017, in the aggregate principal amount of $115.0 million. Shares issuable under the Convertible Notes were excluded from the diluted earnings per share calculation for the years ended December 31, 2011 and 2010 because the conversion price was greater than the average market price of our stock during the period. Excluded from the diluted earnings per share calculation for the year ended December 31, 2011 and 2010 are 3,386,739 shares issuable under the warrants sold in connection with the Company’s convertible note offering as they would be anti-dilutive.

18. SHARE-BASED ARRANGEMENTS

General

The Company accounts for stock options and restricted stock as equity awards whereas the stock appreciation rights and employee stock purchase plan are accounted for as liability awards. Compensation expense for stock options and restricted stock awards is recognized on a straight-line basis over the vesting period of the awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2011, 2010 and 2009

18. SHARE-BASED ARRANGEMENTS (CONTINUED)

General - Continued

The following table summarizes share-based compensation expense recorded during each period presented:

	For the Year Ended December 31,
	2011	2010	2009
In thousands
Stock options	$1,743	$1,407	$1,137
Restricted stock awards	4,554	2,658	1,653
Stock appreciation rights	179	123	54
Employee stock purchase plan	330	270	240
Total share-based compensation	$6,806	$4,458	$3,084

Stock Incentive Plan

The 2003 Stock Incentive Plan (the "2003 Plan") provides for the issuance of shares of common stock and includes a continuation and extension of the predecessor plan. As with the predecessor plan, the 2003 Plan provides for equity compensation awards, including principally incentive and non-statutory stock options, restricted stock, stock appreciation rights, and long-term incentive program ("LTIP") awards. In addition, the 2003 Plan contains provisions intended to qualify the LTIP under Section 162(m) of the Internal Revenue Code of 1986, as amended. As of December 31, 2011, there were 759,762 shares available for grant under the plan.

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

Stock options are granted with an exercise price equal to the average market price of our stock at the date of grant. Stock options and Stock Appreciation Rights (“SAR”s) granted under the plan generally expire ten years from the date of grant and vest 20% each year over a 5-year period on each of the first five anniversaries from the date of grant. Restricted Stock Awards ("RSAs") are generally granted with restrictions that lapse at the rate of 20% per year over a 5-year period on each of the first five anniversaries from the date of grant. Generally, these awards are subject to forfeiture if a recipient separates from service with the Company.

Stock option activity is as follows:

	Options	Weighted average- exercise price
Options outstanding at December 31, 2010	985,079	$20.81
Granted	183,815	31.78
Exercised	(178,472)	18.25
Forfeited or expired	(10,764)	19.61
Options outstanding at December 31, 2011	979,658	$23.35

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2011, 2010 and 2009

18. SHARE-BASED ARRANGEMENTS (CONTINUED)

Stock Incentive Plan - Continued

The following table presents information regarding options outstanding as of December 31, 2011:

Weighted-average remaining contractual term - options outstanding (years)	6.6
Aggregate intrinsic value - options outstanding (in thousands)	$4,703
Weighted-average exercise price - options outstanding	$23.35
Options exercisable	391,969
Weighted-average remaining contractual term - options exercisable (years)	4.8
Aggregate intrinsic value - options exercisable (in thousands)	$2,875
Weighted-average exercise price - options exercisable	$19.98

The intrinsic value represents the amount by which the market price of the stock on the measurement date exceeds the exercise price of the option. The intrinsic value of options exercised in 2011, 2010 and 2009 was $2.9 million, $1.5 million and $0.3 million, respectively. The Company currently has an open stock repurchase plan, which would enable the Company to repurchase shares as needed. Prior to 2008 the Company generally issued shares related to option exercises and RSAs from treasury stock; however, since 2007 the Company has issued shares from its authorized but unissued common stock.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	2011	2010	2009
Expected option term (years)	6.5	6.5	6.5
Expected volatility	43.9%	46.1%	47.7%
Risk-free interest rate	2.9%	3.2%	2.0%
Expected dividend yield	2.2%	3.3%	2.2%
Per share fair value of options granted	$12.05	$9.28	$6.43

The expected term of options granted represents the period of time that option grants are expected to be outstanding. In predicting the life of option grants, all stock options meet the definition of “plain vanilla” options and therefore, the “simplified” method was used to calculate the term for grants. Forfeitures of options are estimated based upon historical data and are adjusted based upon actual occurrences. The cumulative effect of restricted stock forfeitures was immaterial. The volatility assumption is based on the historical daily price data of the Company’s stock over a period equivalent to the weighted-average expected term of the options. Management evaluated whether there were factors during that period that were unusual and would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. The Company relies only on historical volatility since future volatility is expected to be consistent with historical volatility.

The risk-free interest rate assumption is based upon the interpolation of various U.S. Treasury rates determined at the date of option grant. Expected dividends are based upon a historical analysis of our dividend yield over the past year.

Restricted Stock activity is as follows:

	Restricted Stock Awards	Weighted- average grant date fair value
Restricted Stock outstanding at December 31, 2010	287,761	$22.84
Granted	171,234	31.88
Vested	(148,080)	27.22
Forfeited or expired	(1,382)	24.56
Restricted Stock outstanding at December 31, 2011	309,533	$25.74

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2011, 2010 and 2009

18. SHARE-BASED ARRANGEMENTS (CONTINUED)

Stock Incentive Plan - Continued

The grant date fair value for restricted stock is the average market price of the unrestricted shares on the date of grant.  The total fair value of restricted stock awards vested during 2011, 2010 and 2009 was $4.0 million, $2.5 million and $1.2 million, respectively.

Stock Appreciation Rights activity is as follows:

	Stock Appreciation Rights	Weighted- average exercise price
SARs outstanding at December 31, 2010	21,700	$10.66
Granted	—	—
Exercised	(21,700)	(10.66)
Forfeited or expired	—	—
SARs outstanding at December 31, 2011	—	$—

SARs are re-evaluated on a quarterly basis using the Black-Scholes valuation model. Total cash paid to settle stock appreciation rights (at intrinsic value) for 2011 and 2009 was $0.6 million and $0.1 million, respectively. No cash was paid to settle stock appreciation rights during 2010.

We record a tax benefit and associated deferred tax asset for compensation expense recognized on non-qualified stock options and restricted stock for which we are allowed a tax deduction. For 2011, 2010 and 2009, respectively, we recorded a tax benefit of $2.4 million, $1.5 million and $1.1 million for these two types of compensation expense.

The windfall tax benefit is the tax benefit realized on the exercise of non-qualified stock options and disqualifying dispositions of stock acquired by exercise of incentive stock options and Employee Stock Purchase Plan stock purchases in excess of the deferred tax asset originally recorded. The total windfall tax benefit realized in 2011 and 2010 was $0.8 million and $0.3 million, respectively. In 2009 the Company recorded a windfall tax expense of $0.1 million.

As of December 31, 2011, future compensation costs related to non-vested stock options and restricted stock grants is $9.1 million. The Company anticipates that this cost will be recognized over a weighted-average period of 3.1 years.

Employees Stock Purchase Plan

The Kaman Corporation Employees Stock Purchase Plan (“ESPP”) allows employees to purchase common stock of the Company, through payroll deductions, at 85% of the market value of shares at the time of purchase. The plan provides for the grant of rights to employees to purchase a maximum of 1,500,000 shares of common stock.

During 2011, 68,116 shares were issued to employees at prices ranging from $23.35 to $32.50. During 2010, 71,627 shares were issued to employees at prices ranging from $18.76 to $25.36. During 2009, 88,683 shares were issued to employees at prices ranging from $9.58 to $20.49. At December 31, 2011, there were 641,187 shares available for purchase under the plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2011, 2010 and 2009

19. SEGMENT AND GEOGRAPHIC INFORMATION

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

The Aerospace segment produces and/or markets widely used proprietary aircraft bearings and components; complex metallic and composite aerostructures for commercial, military and general aviation fixed and rotary wing aircraft; safe and arm solutions for missile and bomb systems for the U.S. and allied militaries; subcontract helicopter work; support for the Company’s SH-2G Super Seasprite maritime helicopters and K-MAX® medium-to-heavy lift helicopters; and engineering services.

The Industrial Distribution segment is the third largest power transmission/motion control industrial distributor in North America. The segment provides products including bearings, mechanical power transmission, electrical, fluid power, motion control, automation, material handling components, and MRO supplies to a broad spectrum of industrial markets throughout North America.

Summarized financial information by business segment is as follows:

	For the year ended December 31,
In thousands	2011	2010	2009
Net sales:
Industrial Distribution	$950,750	$831,997	$645,535
Aerospace (a)	547,403	486,516	500,696
Net sales	$1,498,153	$1,318,513	$1,146,231
Operating income:
Industrial Distribution	$48,144	$30,252	$12,612
Aerospace (b)	80,424	67,151	74,996
Net gain (loss) on sale of assets	(270)	447	(4)
Corporate expense	(39,467)	(39,408)	(46,007)
Operating income	88,831	58,442	41,597
Interest expense, net (c)	11,692	3,487	5,700
Other expense (income), net	(349)	(1,042)	1,232
Earnings before income taxes	77,488	55,997	34,665
Income tax expense	26,346	20,386	9,670
Net earnings	$51,142	$35,611	$24,995

(a) Net sales by the Aerospace segment under contracts with U.S. Government agencies (including sales to foreign governments through foreign military sales contracts with U.S. Government agencies) totaled $268.1 million, $287.1 million and $292.3 million in 2011, 2010 and 2009, respectively.

(b) Operating income for 2011 includes $6.2 million in expense associated with the settlement of the FMU-143 matter. Operating income for 2010 includes a non-cash non-tax-deductible impairment charge of $6.4 million and a $2.0 million contract loss resulting from finalization of the contract price negotiations for the Sikorsky Canadian MH-92 program.

(c) Interest expense, net in 2010 includes $6.6 million of interest income related to look-back interest received from the Internal Revenue Service in response to a claim we filed in connection with the Australian SH-2G(A) Super Seasprite Helicopter program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2011, 2010 and 2009

19. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

	At December 31,
In thousands	2011	2010	2009
Identifiable assets (a):
Industrial Distribution	$374,144	$301,031	$203,845
Aerospace	513,556	471,266	458,475
Corporate (b)	108,698	123,460	110,747
Total assets	$996,398	$895,757	$773,067
Capital expenditures:
Industrial Distribution	$8,061	$7,831	$3,139
Aerospace	11,958	10,520	8,884
Corporate	8,814	3,156	1,544
Total capital expenditures	$28,833	$21,507	$13,567
Depreciation and amortization:
Industrial Distribution	$7,082	$6,130	$3,536
Aerospace	12,540	10,992	10,930
Corporate	3,569	3,362	1,638
Total depreciation and amortization	$23,191	$20,484	$16,104

(a) Identifiable assets are year-end assets at their respective net carrying values segregated as to segment and corporate use.

(b) For the periods presented, the corporate identifiable assets are principally comprised of cash, short-term and long-term deferred income tax assets, capitalized debt issuance costs, cash surrender value of life insurance policies and fixed assets.

Sales are attributed to geographic regions based on their location of origin. Geographic distribution of sales from continuing operations is as follows:

	For the year ended December 31,
	2011	2010	2009
In thousands
United States	$1,313,458	$1,158,397	$975,501
United Kingdom	41,694	41,944	57,308
Canada	30,142	28,053	25,063
Mexico	27,866	24,858	16,773
Germany	17,577	13,191	17,128
Australia/New Zealand	9,163	10,031	11,537
Other	58,253	42,039	42,921
Total	$1,498,153	$1,318,513	$1,146,231

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2011, 2010 and 2009

19. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Geographic distribution of long-lived assets is as follows:

	At December 31,
	2011	2010
In thousands
United States	$281,559	$196,381
United Kingdom	60,608	62,425
Germany	11,455	11,941
Mexico	2,609	3,016
Canada	488	329
Total	$356,719	$274,092

20. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of these financial statements. No material subsequent events were identified that required disclosure.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The company has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2011, the disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2011, with the exception of Target, Vermont Composites and Catching, all of which were acquired during 2011. While we are beginning the process of incorporating our controls and procedures into these businesses, management has not yet performed documentation, evaluation and testing of internal controls over financial reporting at these businesses. Therefore, Target, Vermont Composites and Catching were not included in our assessment of internal controls over financial reporting as of December 31, 2011.

In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Management concluded that based on its assessment, except for the exclusion of Target, Vermont Composites and Catching from our assessment, the company’s internal control over financial reporting was effective as of December 31, 2011. The effectiveness of internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in this Form 10-K.

Changes in Internal Control Over Financial Reporting

Management of the company has evaluated, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, changes in the company’s internal controls over financial reporting during 2011.

During the fourth quarter ended December 31, 2011, management made no changes to the internal controls over financial reporting that materially affected our internal controls over financial reporting.

Inherent Limitations of Disclosure Controls and Procedures and Control over Financial Reporting

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

Other than the list of executive officers of the company set forth in Item 1, Executive Officers of the Registrant, all information under this caption may be found in the company’s proxy statement to be delivered to stockholders in connection with the Annual Meeting of Shareholders, which is scheduled for April 18, 2012 (the “Proxy Statement”), in the following sections: “Class 1 Director Nominees for Election at the 2012 Annual Meeting,” “Continuing Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nominees,” and “Audit Committee.”  Those portions of the Proxy Statement are incorporated by reference into this Item 10.

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

Information about certain relationships and related transactions appears under “Transactions With Related Persons” and “Board and Committee Independence Requirements” in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this Item 13.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bloomfield, State of Connecticut, on this 27th day of February 2012.

KAMAN CORPORATION (Registrant)

By:	/s/ Neal J. Keating
Neal J. Keating
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title:	Date:

/s/ Neal J. Keating	Chairman, President	February 27, 2012
Neal J. Keating	and Chief Executive Officer

/s/ William C. Denninger	Executive Vice President	February 27, 2012
William C. Denninger	and Chief Financial Officer (Principal Financial Officer)

/s/ John J. Tedone	Vice President – Finance and	February 27, 2012
John J. Tedone	Chief Accounting Officer

/s/ Neal J. Keating		February 27, 2012
Neal J. Keating
Attorney-in-Fact for:

Brian E. Barents	Director
E. Reeves Callaway III	Director
Karen M. Garrison	Director
A. William Higgins	Director
Eileen S. Kraus	Director
George E. Minnich	Director
Thomas W. Rabaut	Director
Richard J. Swift	Director

KAMAN CORPORATION AND SUBSIDIARIES

Index to Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Kaman Corporation:

Under date of February 27, 2012, we reported on the consolidated balance sheets of Kaman Corporation and subsidiaries (Kaman Corporation) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2011, and the effectiveness of internal controls over financial reporting as of December 31, 2011, as contained in the annual report on Form 10-K for the year 2011. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of Kaman Corporation's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ KPMG

Hartford, Connecticut
February 27, 2012

KAMAN CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(Dollars in Thousands)

		Additions
DESCRIPTION	Balance Beginning of Period	Charged to Costs and Expenses	Others (A)	Deductions (B)	Balance End of Period
2011
Allowance for doubtful accounts	$3,831	$1,337	$49	$1,923	$3,294
2010
Allowance for doubtful accounts	$2,407	$2,127	$502	$1,205	$3,831
2009
Allowance for doubtful accounts	$2,172	$1,547	$—	$1,312	$2,407

(A)	Additions to allowance for doubtful accounts attributable to acquisitions.

(B)	Write-off of bad debts, net of recoveries.

		Additions (Reductions)
DESCRIPTION	Balance Beginning of Period	Current Year Provision (Benefit)	Others	Balance End of Period
2011
Valuation allowance on deferred tax assets	$4,217	$(250)	$(181)	$3,786
2010
Valuation allowance on deferred tax assets	$5,221	$(998)	$(6)	$4,217
2009
Valuation allowance on deferred tax assets	$5,000	$236	$(15)	$5,221

KAMAN CORPORATION
INDEX TO EXHIBITS

Exhibit 3a	The Amended and Restated Certificate of Incorporation of the company, was filed as Exhibit 3.1 to Form 8-K on November 4, 2005, Document No. 0001341004-05-000188.	by reference

Exhibit 3b	The Amended and Restated Bylaws of the company dated February 26, 2008 were filed as Exhibit 3.1 to Form 8-K on February 28, 2008, Document No. 0000054381-08-000011.	by reference

Exhibit 4.1
Amended and Restated Indenture dated as of February 23, 2011, by and between Kaman Corporation and The Bank of New York Mellon Trust Company, as Trustee was filed as Exhibit 4.1 to Form 10-K on February 28, 2011, Document No. 0001144204-11-011534.
by reference

Exhibit 10a
Kaman Corporation 2003 Stock Incentive Plan, as amended effective October 13, 2009 filed as Exhibit 10a(i) on Form 10-Q on November 5, 2009, Document No. 0000054381-09-000052 as amended on February 23, 2010.  Amendments to the Plan were filed as Exhibit 99.1 on Form 8-K on April 7, 2010, Document No. 0000054381-10-000023; and as Exhibit 10(b) on Form 10-Q on November 1, 2010, Document No. 0000054381-10-000051. Amendment to Kaman Corporation 2003 Stock Incentive Plan was filed as Exhibit 99.2 to Form 8-K on February 22, 2012.*
by reference

Exhibit 10b
Kaman Corporation Employees Stock Purchase Plan as amended effective October 13, 2009 was filed as Exhibit 10b(i) to Form 10-Q on November 5, 2009, Document No. 0000054381-09-000052.  Amendments to the Plan were filed as Exhibit 99.2 on Form 8-K on April 7, 2010, Document No. 0000054381-10-000023 and as Exhibit 10(a) on Form 10-Q on November 1, 2010, Document No. 0000054381-10-000051.*
by reference

Exhibit 10b(i)	First Amendment to Kaman Corporation Employees Stock Purchase Plan (as Amended and Restated Through October 12, 2010).	attached

Exhibit 10c
Kaman Corporation Supplemental Employees' Retirement Plan was filed as Exhibit 10c to Form 10-K on March 15, 2001, Document No. 0000054381-02-000005, and the Plan as amended was filed as Exhibit 10c to Form 10-K on March 5, 2004, Document No. 0000054381-04-000032 and as Exhibit 10.10 to Form 8-K on February 26, 2007, Document No. 0000054381-07-000015.*
by reference

Exhibit 10c(i)	Post-2004 Supplemental Employees' Retirement Plan was filed as Exhibit 10.11 to Form 8-K on February 26, 2007, Document No. 000054381-07-000015.*	by reference

Exhibit 10c(ii)
First Amendment to Kaman Corporation Post-2004 Supplemental Employees' Retirement Plan effective January 1, 2005 filed as Exhibit 10.1 to Form 8-K on February 28, 2008, Document No. 0000054381-08-000011.*
by reference

Exhibit 10c(iii)
Second Amendment to Kaman Corporation Post-2004 Supplemental Employees' Retirement Plan effective generally March 1, 2010 filed as Exhibit 10c(iii) on Form 10-K on February 25,2010, Document No. 0001144204-10-009923.*
by reference

Exhibit 10d
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
by reference

Exhibit 10d(i)	Kaman Corporation Post-2004 Deferred Compensation Plan filed as Exhibit 10.2 to Form 8-K on February 28, 2008, Document No. 0000054381-08-000011.*	by reference

Exhibit 10d(ii)	First Amendment to Kaman Corporation Post-2004 Deferred Compensation Plan	attached

Exhibit 10e(i)
Kaman Corporation Cash Bonus Plan (Amended and Restated effective as of January 1, 2008) filed as Exhibit 10e(i) to Form 10-K on February 28, 2008, Document No. 0001193125-08-041841 as amended effective February 22, 2011. Amendment No. 1 to the Plan was filed as Exhibit 10e(i) to Form 10-K on February 28, 2011, Document No. 0001144204-11-011534.*
by reference

Exhibit 10g(iv)
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
by reference

Exhibit 10g (x)
Amended and Restated Change in Control Agreement between Candace A. Clark and Kaman Corporation, dated as of January 1, 2007, as amended and restated November 11, 2008 filed as Exhibit 10g(x) to Form 10-K on February 26, 2009, Document No. 0001193805-19-000523. An amendment to the Agreement was filed as Exhibit 10.5 on Form 8-K on March 16, 2010, Document No. 0000054381-10-000015. A Second Amendment to the Agreement was filed as Exhibit 10.1 on Form 8-K on November 19, 2011, Document No. 0000054381-11-000046.*
by reference

Exhibit 10g (xi)
Amended and Restated Change in Control Agreement between Ronald M. Galla and Kaman Corporation, dated as of January 1, 2007, as amended and restated November 11, 2008 filed as Exhibit 10g(xi) to Form 10-K on February 26, 2009, Document No. 0001193805-19-000523.  An Amendment to the Agreement was filed as Exhibit 10.6 on Form 8-K on March 16, 2010, Document No. 0000054381-10-000015. A Second Amendment to the Agreement was filed as Exhibit 10,2 on Form 8-K on November 19, 2011, Document No. 0000054381-11-000046.*
by reference

Exhibit 10g (xviii)
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
by reference

Exhibit 10g (xx)
Executive Employment Agreement dated July 7, 2008 between Kaman Aerospace Group, Inc. and Gregory L. Steiner, as amended and restated November 11, 2008 filed as Exhibit 10g(xx) to Form 10-Q on May 11, 2009, Document No. 0000054381-09-000015. An Amendment to the Agreement was filed as Exhibit 10.1 on Form 8-K on June 7, 2011, Document No. 0000054381-11-000021.*
by reference

Exhibit 10g (xxi)
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
by reference

Exhibit 10g (xxv)
Change in Control Agreement dated as of  September 1, 2010 between Kaman Industrial Technologies Corporation and Steven J. Smidler,  filed as Exhibit 10.2 to Form 8-K on September 10, 2010, Document No. 0000054381-10-000045. An Amendment to the Agreement was filed as Exhibit 10.3 on Form 8-K on November 19, 2011, Document No. 0000054381-11-000046.*
by reference

Exhibit 10h (i)	Form of Incentive Stock Option Agreement under the Kaman Corporation 2003 Stock Incentive Plan filed as Exhibit 10h(i) to Form 10-K on February 26, 2009, Document No. 0001193805-19-000523.*	by reference

Exhibit 10h (ii)	Form of Non-Statutory Stock Option Agreement under the Kaman Corporation 2003 Stock Incentive Plan filed as Exhibit 10h(ii) to Form 10-K on February 26, 2009, Document No. 0001193805-19-000523.*	by reference

Exhibit 10h (iii)	Form of Stock Appreciation Rights Agreement under the Kaman Corporation 2003 Stock Incentive Plan filed as Exhibit 10h(iii) to Form 10-K on February 26, 2009, Document No. 0001193805-19-000523.*	by reference

Exhibit 10h (iv)	Form of Restricted Stock Agreement under the Kaman Corporation 2003 Stock Incentive Plan was filed as Exhibit 10h(iv) to Form 10-Q on August 2, 2007, Document No. 0000054381-07-000092.*	by reference

Exhibit 10h(v)	Form of Long Term Performance Award Agreement (Under the Kaman Corporation 2003 Stock Incentive Plan).*	attached

Exhibit 10h(vi)	Form of Restricted Stock Unit Agreement (Under the Kaman Corporation 2003 Stock Incentive Plan) filed as Exhibit 10h(vi) on Form 10-K on February 25, 2010, Document No. 0001144204-10-009923.*	by reference

Exhibit 10h(vii)
Deferred Compensation Agreement between Kaman Corporation and Eileen S. Kraus dated August 8, 1995 and First Amendment dated December 8, 2005 was filed as Exhibit 10h(vii) to Form 10-K on February 27, 2006, Document No. 0000054381-06-000036.*
by reference

Exhibit 10.1
Amended and Restated Revolving Credit Agreement dated as of September 20, 2010 among Kaman Corporation, and certain subsidiaries, as Borrower, Bank of America, N.A., as Administrative Agent and Collateral Agent, RBS Citizens, N.A. and JPMorgan Chase Bank, N.A. as Co-Syndication Agents, and Banc of America Securities LLC, RBS Citizens, N.A. and J.P. Morgan Securities LLC as Co-Lead Arrangers and Book Managers, and various Lenders signatory thereto, filed as Exhibit 10.1 to Form 8-K on September 21, 2010, Document No. 0001193125-10-213945. Amendment No. 1 to the Agreement was filed as Exhibit 10.1 on Form 8-K on June 13, 2011, Document No. 0000054381-11-000023.
by reference

Exhibit 10.2
Second Amended and Restated Term Loan Credit Agreement dated as of September 20, 2010 among Kaman Corporation, as Borrower, Bank of America, N.A. as the Administrative Agent and Collateral Agent, RBS Citizens, N.A. as the Syndication Agent, Banc of America Securities LLC and RBS Citizens, N.A. as Co-Lead Arrangers and Book Managers, and various Lenders signatory thereto, filed as Exhibit 10.2 to Form 8-K on September 21, 2010, Document No. 0001193125-10-213945. Amendment No, 1 to the Agreement was filed as Exhibit 10.2 on Form 8-K on June 13, 2011, Document No. 0000054381-11-000023.
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
by reference

Exhibit 14	Kaman Corporation Code of Business Conduct dated October 13, 2009 filed as Exhibit 14 on Form 10-K on February 25, 2010, Document No. 0001144204-10-009923.	by reference

Exhibit 18	Letter on Change in Accounting Principles	attached

Exhibit 21	List of Subsidiaries	attached

Exhibit 23	Consent of Independent Registered Public Accounting Firm	attached

Exhibit 24	Power of attorney under which this report was signed on behalf of certain directors	attached

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934.	attached

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934.	attached

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	attached

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	attached

101.INS	XBRL Instance Document **	attached

101.SCH	XBRL Taxonomy Extension Schema**	attached

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**	attached

101.DEF	XBRL Taxonomy Extension Definition Linkbase**	attached

101.LAB	XBRL Taxonomy Extension Label Linkbase**	attached

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**	attached

* Management contract or compensatory plan
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.