Form 10-Q
period 2012-03-30
KAMAN CORP
filed 2012-04-30
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2012

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
Yes           ☒           No           ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter)
during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes         ☐            No          ☒

At April 27, 2012, there were 26,386,513 shares of Common Stock outstanding.

PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts) (Unaudited)

	March 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$15,596	$14,985
Accounts receivable, net	207,589	190,081
Inventories	352,867	339,846
Deferred income taxes	25,263	25,018
Income taxes receivable	—	527
Other current assets	25,746	29,645
Total current assets	627,061	600,102
Property, plant and equipment, net of accumulated depreciation of $147,232 and $142,657, respectively	112,788	111,895
Goodwill	154,494	153,267
Other intangible assets, net	72,828	73,816
Deferred income taxes	37,811	38,434
Other assets	17,329	18,884
Total assets	$1,022,311	$996,398
Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable	$4,335	$1,685
Current portion of long-term debt	5,000	5,000
Accounts payable – trade	107,591	106,025
Accrued salaries and wages	27,253	35,766
Current portion of amount due to Commonwealth of Australia	6,635	6,487
Other accruals and payables	57,225	62,748
Income taxes payable	4,396	987
Total current liabilities	212,435	218,698
Long-term debt, excluding current portion	228,098	198,522
Deferred income taxes	6,932	6,827
Underfunded pension	131,285	135,829
Due to Commonwealth of Australia, excluding current portion	—	6,566
Other long-term liabilities	57,859	56,885
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, $1 par value, 200,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; voting; 26,626,711 and 26,495,828 shares issued, respectively	26,627	26,496
Additional paid-in capital	112,494	109,584
Retained earnings	366,580	361,389
Accumulated other comprehensive income (loss)	(112,888)	(117,946)
Less 279,417 and 258,424 shares of common stock, respectively, held in treasury, at cost	(7,111)	(6,452)
Total shareholders’ equity	385,702	373,071
Total liabilities and shareholders’ equity	$1,022,311	$996,398
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts) (Unaudited)

	For the Three Months Ended
	March 30, 2012	April 1, 2011
Net sales	$388,722	$377,823
Cost of sales	282,654	273,194
Gross profit	106,068	104,629
Selling, general and administrative expenses	88,912	80,068
Net (gain)/loss on sale of assets	(24)	2
Operating income	17,180	24,559
Interest expense, net	2,879	3,070
Other (income) expense, net	(247)	(389)
Earnings before income taxes	14,548	21,878
Income tax expense	5,145	7,686
Net earnings	$9,403	$14,192

Net earnings per share:
Basic net earnings per share	$0.36	$0.54
Diluted net earnings per share	$0.36	$0.54
Average shares outstanding:
Basic	26,294	26,126
Diluted	26,463	26,355
Dividends declared per share	$0.16	$0.14

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Three Months Ended
	March 30, 2012	April 1, 2011
Net earnings	$9,403	$14,192
Other comprehensive income, net of tax:
Foreign currency translation adjustments	3,697	4,172
Change in unrealized loss on derivative instruments, net of tax expense of $0 and $75, respectively	—	121
Pension plan adjustments, net of tax expense of $834 and $340, respectively	1,361	554
Comprehensive income	$14,461	$19,039

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Three Months Ended
	March 30, 2012	April 1, 2011
Cash flows from operating activities:
Net earnings	$9,403	$14,192
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	6,671	5,299
Accretion of convertible notes discount	426	405
Change in allowance for doubtful accounts	123	137
Net (gain) loss on sale of assets	(24)	2
Change in amount Due to Commonwealth of Australia, net of gain (loss) on derivative instruments	(189)	(165)
Stock compensation expense	1,697	1,785
Excess tax (expense) benefit from share-based compensation arrangements	(306)	(205)
Deferred income taxes	(496)	(498)
Changes in assets and liabilities, excluding effects of acquisitions/divestitures:
Accounts receivable	(16,880)	(19,748)
Inventories	(11,898)	(2,976)
Income tax receivable	527	2,420
Other current assets	5,600	10,609
Accounts payable - trade	229	2,876
Accrued contract losses	30	(219)
Advances on contracts	(443)	8,652
Other accrued expenses and payables	(22,171)	(29,985)
Income taxes payable	3,392	3,966
Pension liabilities	(2,281)	(10,093)
Other long-term liabilities	2,819	(415)
Net cash provided by (used in) operating activities	(23,771)	(13,961)
Cash flows from investing activities:
Proceeds from sale of assets	16	57
Expenditures for property, plant & equipment	(5,290)	(7,218)
Acquisition of businesses including earn out adjustments, net of cash received	—	(530)
Other, net	3	2,224
Cash provided by (used in) investing activities	(5,271)	(5,467)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit agreements	32,946	5,713
Debt repayment	(1,250)	(1,250)
Net change in book overdraft	887	1,492
Proceeds from exercise of employee stock awards	1,342	1,073
Purchase of treasury shares	(659)	(478)
Dividends paid	(4,198)	(3,857)
Debt issuance costs	—	(30)
Windfall tax (expense) benefit	306	205
Other	—	(414)
Cash provided by (used in) financing activities	29,374	2,454
Net increase (decrease) in cash and cash equivalents	332	(16,974)
Effect of exchange rate changes on cash and cash equivalents	279	422
Cash and cash equivalents at beginning of period	14,985	32,232
Cash and cash equivalents at end of period	$15,596	$15,680

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 30, 2012 and April 1, 2011
(Unaudited)

1. BASIS OF PRESENTATION

The December 31, 2011, condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of Kaman Corporation and subsidiaries (collectively, the “Company”), but do not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the remainder of the condensed financial information reflects all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this report. Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to current presentation. The statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the interim periods presented are not necessarily indicative of trends or of results to be expected for the entire year.

The Company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The first quarter for 2012 and 2011 ended on March 30, 2012 and April 1, 2011, respectively.

Pension Accounting

In 2011 the Company elected to change its method of recognizing pension expense. Previously, for its non-contributory qualified defined benefit pension plan ("Qualified Pension Plan") the Company used the market-related value of plan assets reflecting changes in the fair value of plan assets amortized over a four-year period. Under the new accounting method, the market-related value of plan assets reflects the actual change in the fair value of plan assets for the year. While the historical policy of recognizing pension expense is considered acceptable under U.S. GAAP, the Company believes that the new policy is preferable as it eliminates the delay in recognition of the change in fair value of plan assets for the calculation of market-related value of plan assets.

The impacts of all adjustments made to the condensed consolidated financial statements are summarized below:

Condensed Consolidated Statements of Operations

	For the Three Months Ended April 1, 2011
In thousands	Previously Reported	Revised	Effect of Change
Cost of Sales	$273,545	$273,194	$(351)
Gross Profit	$104,278	$104,629	$351
Selling, general and administrative expenses	$80,694	$80,068	$(626)
Earnings before income taxes	$20,901	$21,878	$977
Income tax expense	$7,315	$7,686	$371
Net earnings	$13,586	$14,192	$606
Basic net earnings per share	$0.52	$0.54	$0.02
Diluted net earnings per share	$0.52	$0.54	$0.02

Condensed Consolidated Statements of Comprehensive Income

	For the Three Months Ended April 1, 2011
In thousands	Previously Reported	Revised	Effect of Change
Other comprehensive income:
Pension plan adjustments, net of tax	$1,160	$554	$(606)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months ended March 30, 2012 and April 1, 2011
(Unaudited)

1. BASIS OF PRESENTATION - CONTINUED

Pension Accounting - continued

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended April 1, 2011
In thousands	Previously Reported	Revised	Effect of Change
Cash flows from operating activities:
Net earnings	$13,586	$14,192	$606
Pension liabilities	$(9,487)	$(10,093)	$(606)

2. RECENT ACCOUNTING STANDARDS

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220) - Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The guidance requires changes in presentation only and was adopted by the Company this quarter.

3. ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	March 30, 2012	December 31, 2011
In thousands
Trade receivables	$138,113	$123,081
U.S. Government contracts:
Billed	23,872	18,726
Costs and accrued profit – not billed	2,701	2,494
Commercial and other government contracts:
Billed	45,830	48,023
Costs and accrued profit – not billed	500	1,051
Less allowance for doubtful accounts	(3,427)	(3,294)
Accounts receivable, net	$207,589	$190,081

Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	March 30, 2012	December 31, 2011
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$119	$119
Total	$119	$119

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months ended March 30, 2012 and April 1, 2011
(Unaudited)

4. FAIR VALUE MEASUREMENTS

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value at March 30, 2012, and December 31, 2011:

	March 30, 2012		December 31, 2011
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$233,098	$261,967	$203,522	$218,048

The above fair values were computed based on quoted market prices and discounted future cash flows, as applicable. Differences from carrying values are attributable to interest rate changes subsequent to when the transaction occurred. The fair values of Cash and cash equivalents, Accounts receivable, net, Notes payable, and Accounts payable - trade approximate their carrying amounts due to the short-term maturities of these instruments.

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

Recurring Fair Value Measurements

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine their fair value at the measurement date:

	Total Carrying Value at	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
In thousands	March 30, 2012
Derivative instruments	$1,353	$—	$1,353	$—
Total Assets	$1,353	$—	$1,353	$—

Contingent consideration	$3,012	$—	$—	$3,012
Total Liabilities	$3,012	$—	$—	$3,012

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months ended March 30, 2012 and April 1, 2011
(Unaudited)

4. FAIR VALUE MEASUREMENTS (CONTINUED)

Recurring Fair Value Measurements - Continued

	Total Carrying Value at	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
In thousands	December 31, 2011
Derivative instruments	$3,518	$—	$3,518	$—
Total Assets	$3,518	$—	$3,518	$—

Contingent consideration	$3,355	$—	$—	$3,355
Total Liabilities	$3,355	$—	$—	$3,355

The Company’s derivative instruments are foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy and have been included in other current assets and other assets on the Condensed Consolidated Balance Sheets at March 30, 2012 and December 31, 2011. Based on the continued ability to trade and enter into forward contracts, we consider the markets for our fair value instruments to be active.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of March 30, 2012, such credit risks have not had an adverse impact on the fair value of these instruments.

The Company’s contingent consideration liability, included in Other accruals and payables and Other long-term liabilities on the Condensed Consolidated Balance Sheets, is associated with the acquisition of Target Electronic Supply ("Target"). This liability was measured at fair value based on the potential payments of the liability associated with the unobservable input of the estimated post-acquisition financial results of Target through 2014 and, therefore, is a Level 3 liability. The table below presents a rollforward of the instruments valued using Level 3 inputs:

In thousands
Balance at December 31, 2011	$3,355
Reduction of liability released to income	(483)
Accretion of implicit interest expense	140
Balance at March 30, 2012	$3,012

5. DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives Overview

The Company is exposed to certain risks relating to its ongoing business operations, including market risks relating to fluctuations in foreign currency exchange rates. Derivative financial instruments are recognized on the consolidated balance sheets as either assets or liabilities and are measured at fair value. Changes in the fair values of derivatives are recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative is effective as part of a hedged transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income are subsequently included in earnings in the periods in which earnings are affected by the hedged item. The Company does not use derivative instruments for speculative purposes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months ended March 30, 2012 and April 1, 2011
(Unaudited)

5. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Derivatives Overview- Continued

The Company holds forward exchange contracts designed to hedge forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on the Company’s earnings and cash flows. Some of these contracts were designated as cash flow hedges. The Company will include in earnings amounts currently included in accumulated other comprehensive income upon recognition of cost of sales related to the underlying transaction. During the first quarter of 2011 the loss of $0.2 million was reclassified to income from other comprehensive income for derivative instruments formerly designated as cash flow hedges. Over the next twelve months the income related to cash flow hedges expected to be reclassified from other comprehensive income is $0.1 million. No amounts were reclassified to income from other comprehensive income for derivative instruments formerly designated as cash flow hedges during the first quarter of 2012.

Derivatives Not Designated as Hedging Instruments

The following table shows the fair value of derivative instruments not designated as hedging instruments:

		Fair Value
	Balance Sheet	March 30,	December 31,	Notional
In thousands	Location	2012	2011	Amount
Derivative Assets
Foreign exchange contracts	Other current assets /Other assets	$1,207	$3,517	$3,408 / $9,816 Australian Dollars
Foreign exchange contracts	Other current assets	146	1	$5,205 / $5,481
Total		$1,353	$3,518

On February 12, 2009, the Company dedesignated the forward contract it had entered into to hedge $36.5 million (AUD) of its $39.5 million (AUD) future minimum required payments to the Commonwealth of Australia. At March 30, 2012, the U.S. dollar value of the remaining $3.4 million (AUD) payable was $3.5 million.

The following table shows the location and amount of the gain or (loss) recognized on the Condensed Consolidated Statements of Operations for derivatives not designated as hedge instruments:

		For the Three Months Ended
	Income Statement Location	March 30, 2012	April 1, 2011
In thousands
Derivative Assets
Foreign exchange contracts (a)	Other expense, net	$268	$250
Foreign exchange contracts	Other expense, net	149	—
Total		$417	$250
Derivative Liabilities
Foreign exchange contracts	Other expense, net	$—	$(2)
Total		$—	$(2)

a)
For the three months ended March 30, 2012, the Company recorded expense of $0.2 million to other expense related to the change in the value of the previously hedged $36.5 million (AUD) payable. For the three months ended April 1, 2011, the Company recorded income of $0.1 million to other income related to the change in value of the previously hedged $36.5 million (AUD) payable.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months ended March 30, 2012 and April 1, 2011
(Unaudited)

6. INVENTORIES

Inventories consist of the following:

	March 30, 2012	December 31, 2011
In thousands
Merchandise for resale	$127,833	$129,345
Contracts and other work in process	209,953	195,299
Finished goods (including certain general stock materials)	15,081	15,202
Total	$352,867	$339,846

Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	March 30, 2012	December 31, 2011
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$7,617	$7,432
Total	$7,617	$7,432

K-MAX® inventory of $20.4 million and $20.3 million as of March 30, 2012, and December 31, 2011, respectively, is included in contracts and other work in process inventory and finished goods. Management believes that a significant portion of this K-MAX® inventory will be sold after March 30, 2013, based upon the anticipation of supporting the fleet for the foreseeable future.

SH-2G(I), formerly SH-2G(A), inventory of $52.7 million at both March 30, 2012 and December 31, 2011, respectively, is included in contracts and other work in process inventory. Management believes that a significant portion of this inventory will be sold after March 30, 2013, based upon the time needed to market the aircraft and prepare them for sale. For more information on the SH-2G(I) inventory, see Note 9, Commitments and Contingencies.

7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company:

	Industrial Distribution	Aerospace	Total
In thousands
Gross balance at December 31, 2011	$59,112	$108,336	$167,448
Accumulated impairment	—	(14,181)	(14,181)
Net balance at December 31, 2011	59,112	94,155	153,267
Additions	—	—	—
Impairments	—	—	—
Foreign currency translation	63	1,164	1,227
Ending balance at March 30, 2012	$59,175	$95,319	$154,494

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months ended March 30, 2012 and April 1, 2011
(Unaudited)

7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)

Other Intangible Assets

Other intangible assets consisted of:

		At March 30,		At December 31,
		2012		2011
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Customer lists / relationships	7-21 years	$80,396	$(10,571)	$79,517	$(9,017)
Trademarks / trade names	3-7 years	1,825	(796)	1,824	(703)
Non-compete agreements and other	1-9 years	4,300	(2,482)	4,280	(2,254)
Patents	17 years	636	(480)	636	(467)
Total		$87,157	$(14,329)	$86,257	$(12,441)

8. PENSION PLANS

Components of net pension cost for the non-contributory qualified defined benefit pension plan (the "Qualified Pension Plan") and Supplemental Employees’ Retirement Plan (SERP) are as follows (in thousands):

	For the Three Months Ended
	Qualified Pension Plan		SERP
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
In thousands
Service cost for benefits earned during the year	$3,519	$2,950	$96	$90
Interest cost on projected benefit obligation	6,578	7,100	105	129
Expected return on plan assets	(9,470)	(8,377)	—	—
Amortization of prior service credit (cost)	25	25	—	—
Recognized net loss	1,961	825	39	38
Additional amount recognized due to curtailment/settlement	—	—	—	560
Net pension benefit cost	$2,613	$2,523	$240	$817

The following tables show the amount of the contributions the Company expects to make to the Qualified Pension Plan and SERP and the amount of the contributions made during each period:

Contributions paid-to-date:

	Qualified Pension Plan		SERP
	As of March 30, 2012	As of December 31, 2011	As of March 30, 2012	As of December 31, 2011
In thousands
Contributions paid-to-date	$5,000	$19,600	$134	$4,400

Expected Contributions in 2012:

	Qualified Pension Plan	SERP
In thousands
Expected contributions	$10,000	$500

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months ended March 30, 2012 and April 1, 2011
(Unaudited)

9. COMMITMENTS AND CONTINGENCIES

Legal Matters

Wichita Subpoena Matter

In 2011, the U.S. District Court for the District of Kansas issued a grand jury subpoena to the Aerospace segment's Wichita facility regarding a government investigation of record keeping associated with the manufacture of certain composite parts. Management is cooperating with the government's investigation and believes that it has fully complied with all legal obligations in connection with the manufacture of the parts in question. At March 30, 2012, the Company had no amount accrued for this matter, as it is unable to estimate the amount of costs, if any, that might be incurred in connection with the resolution of this matter at this time. The Company believes that the likelihood of an adverse outcome to this matter is remote.

Other Matters

Revenue Sharing Agreement with the Commonwealth of Australia

The Company is actively engaged in efforts to resell the former Australia SH-2G(A) (now designated the SH-2G(I)) aircraft, spare parts and equipment to other potential customers. Pursuant to the terms of its revenue sharing agreement with the Commonwealth of Australia, the Company will share all proceeds from the resale of the aircraft, spare parts, and equipment with the Commonwealth on a predetermined basis, and total payments of at least $39.5 million (AUD) must be made to the Commonwealth regardless of sales. Cumulative payments of $33.1 million (AUD) have been made through March 30, 2012. An additional payment of $6.4 million (AUD) must be paid in March of 2013 to the extent that cumulative payments have not yet reached $39.5 million (AUD) at that date.

To secure these payments, the Company has provided the Commonwealth of Australia with an unconditional letter of credit, which is being reduced as such payments are made. The letter of credit balance at March 30, 2012, was $13.2 million which was reduced to $6.6 million subsequent to the end of the quarter. The letter of credit balance will continue to be reduced as payments are made to the Commonwealth of Australia. As of March 30, 2012, the U.S. dollar value of the remaining $6.4 million (AUD) required payment was $6.6 million, which is due in March 2013. In late 2008, the Company entered into foreign currency exchange contracts that limit the foreign currency risks associated with these required payments. These contracts will enable the Company to purchase $3.4 million (AUD) for $2.2 million. See Note 5, Derivative Financial Instruments, for further discussion of these instruments.

40 mm

The Orlando facility is one of five defendants in a qui tam suit under the False Claims Act brought by John D. King, a former employee of one of the other defendants. The case, United States ex rel. King v. DSE, Inc., et al., No. 9:08-cv-02416 (M.D. Fla.), is currently pending in the U.S. District Court for the Middle District of Florida. The United States Department of Justice has declined to intervene in the suit, and the case is being brought by Mr. King. The suit alleges that the Orlando facility knowingly submitted false claims or made false statements in connection with its work on 40 mm grenade programs. Management believes that it has fully complied with its legal obligations in connection with this program. At March 30, 2012, the Company had no amount accrued for this matter, as it is unable to estimate the amount of costs, if any, that might be incurred in connection with the resolution of this matter at this time. The Company believes that the likelihood of an adverse outcome to this matter is remote.

Moosup

This facility is currently being held for disposal. Site characterization of the environmental condition of the property, which began in 2008, is continuing.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months ended March 30, 2012 and April 1, 2011
(Unaudited)

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Matters - Continued

Moosup - continued

The total anticipated cost of the environmental remediation activities associated with the Moosup property is $4.3 million, all of which has been accrued. The total amount paid to date in connection with these environmental remediation activities is $2.3 million. A portion ($0.2 million) of the accrual related to this property is included in other accruals and payables and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

New Hartford

In connection with the sale of the Company’s Music segment in 2007, the Company assumed responsibility for meeting certain requirements of the Connecticut Transfer Act (the “Transfer Act”) that applied to our transfer of the New Hartford, Connecticut, facility leased by that segment for guitar manufacturing purposes (“Ovation”). Under the Transfer Act, those responsibilities essentially consist of assessing the site's environmental conditions and remediating environmental impairments, if any, caused by Ovation's operations prior to the sale. The site is a multi-tenant industrial park, in which Ovation and other unrelated entities lease space. The environmental assessment process, which began in 2008, is still in process.

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

Bloomfield

In connection with the Company’s 2008 purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR, the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and continues the effort to define the scope of the remediation that will be required by the CTDEP. The assumed environmental liability of $10.3 million was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $3.9 million. A portion ($2.1 million) of the accrual related to this property is included in other accruals and payables, and the balance is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

United Kingdom

In connection with the purchase of U.K. Composites, the Company accrued, at the time of acquisition, £1.6 million for environmental compliance at the facilities. The remaining balance of the accrual at March 30, 2012 was £0.7 million, with £0.7 million having been paid to date in connection with these environmental remediation activities and £0.2 million released to income. The U.S. dollar equivalent of the remaining environmental compliance liability as of March 30, 2012, is $1.1 million, which is included in other accruals and payables. The Company continues to assess the work that may be required, which may result in a change to this accrual. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months ended March 30, 2012 and April 1, 2011
(Unaudited)

10. COMPUTATION OF EARNINGS PER SHARE

The computation of basic earnings per share is based on net earnings divided by the weighted average number of shares of common stock outstanding for each year. The computation of diluted earnings per share includes the common stock equivalency of dilutive options granted to employees under the Stock Incentive Plan.

Excluded from the diluted earnings per share calculation for the three months ended March 30, 2012, and April 1, 2011, respectively, are 343,930 and 380,183 shares of equity awards granted to employees that are anti-dilutive based on the average stock price.

	For the Three Months Ended
	March 30, 2012	April 1, 2011
In thousands, except per share amounts
Net earnings	$9,403	$14,192

Basic:
Weighted average number of shares outstanding	26,294	26,126
Net earnings per share	$0.36	$0.54
Diluted:
Weighted average number of shares outstanding	26,294	26,126
Weighted average shares issuable on exercise of dilutive stock options	169	229
Weighted average shares issuable on exercise of convertible notes	—	—
Total	26,463	26,355
Diluted net earnings per share	$0.36	$0.54

In November 2010, the Company issued Convertible Notes due on November 15, 2017, in the aggregate principal amount of $115.0 million. Shares issuable under the Convertible Notes were excluded from the diluted earnings per share calculation for the periods ended March 30, 2012 and April 1, 2011 because the conversion price was greater than the average market price of our stock during the period. Excluded from the diluted earnings per share calculation for the periods ended March 30, 2012 and April 1, 2011 are 3,393,665 and 3,386,739 shares, respectively, issuable under the warrants sold in connection with the Company’s convertible note offering as they would be anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months ended March 30, 2012 and April 1, 2011
(Unaudited)

11. SHARE-BASED ARRANGEMENTS

General

The Company accounts for stock options and restricted stock as equity awards whereas the stock appreciation rights and employee stock purchase plan are accounted for as liability awards. Compensation expense for stock options and restricted stock awards is recognized on a straight-line basis over the vesting period of the awards.

The following table summarizes share-based compensation expense recorded during each period presented:

	For the Three Months Ended
	March 30, 2012	April 1, 2011
In thousands
Stock options	$654	$674
Restricted stock awards	940	904
Stock appreciation rights	—	131
Employee stock purchase plan	103	76
Total share-based compensation	$1,697	$1,785

Stock option activity is as follows:

	Options	Weighted average- exercise price
Options outstanding at December 31, 2011	979,658	$23.35
Granted	181,620	33.59
Exercised	(39,188)	15.66
Forfeited or expired	(15,643)	17.66
Options outstanding at March 30, 2012	1,106,447	25.38

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	For the Three Months Ended
	March 30, 2012	April 1, 2011
Expected option term (years)	5.4	6.5
Expected volatility	46.5%	43.9%
Risk-free interest rate	0.9%	2.9%
Expected dividend yield	1.9%	2.2%
Per share fair value of options granted	$12.00	$12.05

Restricted Stock activity is as follows:

	Restricted Stock Awards	Weighted- average grant date fair value
Restricted Stock outstanding at December 31, 2011	309,533	$25.74
Granted	75,400	33.66
Vested	(71,614)	25.62
Forfeited or expired	(1,802)	23.54
Restricted Stock outstanding at March 30, 2012	311,517	27.73

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months ended March 30, 2012 and April 1, 2011
(Unaudited)

12. SEGMENT AND GEOGRAPHIC INFORMATION

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

Summarized financial information by business segment is as follows:

	For the Three Months Ended
In thousands	March 30, 2012	April 1, 2011
Net sales:
Industrial Distribution	$257,638	$238,870
Aerospace	131,084	138,953
Net sales	$388,722	$377,823
Operating income:
Industrial Distribution	$12,780	$12,114
Aerospace	15,901	21,419
Net gain (loss) on sale of assets	24	(2)
Corporate expense	(11,525)	(8,972)
Operating income	17,180	24,559
Interest expense, net	2,879	3,070
Other expense (income), net	(247)	(389)
Earnings before income taxes	14,548	21,878
Income tax expense	5,145	7,686
Net earnings	$9,403	$14,192

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months ended March 30, 2012 and April 1, 2011
(Unaudited)

13. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in shareholders’ equity for the three months ended March 30, 2012, were as follows (in thousands):

Balance at December 31, 2011	$373,071
Comprehensive income	14,461
Dividends declared	(4,210)
Employee stock plans and related tax benefit	1,342
Purchase of treasury shares	(659)
Share-based compensation activity	1,697
Balance at March 30, 2012	$385,702

The components of accumulated other comprehensive income (loss) are shown below (in thousands):

	As of
	March 30, 2012	December 31, 2011
Changes in pension and post-retirement benefit plans	$(94,750)	$(96,111)
Foreign currency translation adjustment	(17,668)	(21,365)
Unrealized gain (loss) on derivative instruments	(470)	(470)
Accumulated other comprehensive income (loss)	$(112,888)	$(117,946)

No amounts were reclassified from other comprehensive income into net earnings for foreign currency translation adjustments in 2012 or 2011.

14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of these financial statements. No material subsequent events were identified that are required to be disclosed.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide readers of our condensed consolidated financial statements with the perspectives of management. MD&A presents in narrative form information regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results. This will allow the readers of this report to obtain a comprehensive understanding of our businesses, strategies, current trends and future prospects. Our MD&A should be read in conjunction with our 2011 Annual Report on Form 10-K.

OVERVIEW OF BUSINESS

Kaman Corporation is composed of two business segments:

•	Industrial Distribution, the third largest power transmission/motion control industrial distributor in North America.

•	Aerospace, a manufacturer and subcontractor in the international, commercial and military aerospace and defense markets.

Financial performance

•	Net sales increased 2.9% for the three months ended March 30, 2012, compared to the comparable period in the prior year.

•	Net earnings decreased 33.7% for the three months ended March 30, 2012, compared to the comparable period in the prior year.

•	Diluted earnings per share decreased to $0.36 for the three months ended March 30, 2012, a decrease of $0.18 compared to the comparable period in prior year.

•	Cash flows used in operating activities were $23.8 million for the three months ended March 30, 2012, an increase of $9.8 million when compared to the comparable period in the prior year.

•	Record sales and operating profit at our Industrial Distribution segment.

Key events

•
We have signed a memorandum of agreement ("MOA") for the next multi-year contract on the Sikorsky BLACK HAWK helicopter cockpit program, which will allow us to continue to perform work under this program through 2017.

•
During 2011 Parker Hannifin Corporation ("Parker") recognized us nationally as a value-added reseller of Parker hydraulics, fluid connector and automation products. The integration has progressed during the first quarter of 2012 and has brought us full access to the Parker motion technologies portfolio of products across our U.S. locations.

•
We delivered 4,422 fuzes under our Joint Programmable Fuze ("JPF") program with the U.S. Government during the first quarter of 2012, more than the number of fuzes delivered during the first quarter of 2011. However, we experienced JPF lot acceptance test failures that required us to suspend lot acceptance testing and fuze deliveries. Our current findings and associated corrective actions related to the recent test failures have been reviewed with our customer and we anticipate that we will resume acceptance testing in May.

•	During the first quarter of 2012, we were awarded JPF orders totaling $31.1 million from the United States Air Force ("USAF") under Option 8.

•
During the fourth quarter of 2011, the U.S. Marine Corps deployed the Unmanned K-MAX® in Afghanistan. Through the first quarter of 2012 the Unmanned K-MAX® has successfully delivered more than 1.0 million pounds of supplies to forward operating bases and combat outposts.

•
Through March 30, 2012, we have made cumulative payments of $33.1 million (AUD) to the Commonwealth of Australia in accordance with our settlement agreement related to the SH-2G(A) Helicopters. Of this amount, $6.3 million (AUD) was paid in March 2012.

•
On March 27, 2012, we announced the retirement of Lowell J. Hill, Senior Vice President - Human Resources'. Greg T. Troy was appointed to the role of Senior Vice President - Human Resources following Mr. Hill's retirement.

•	On February 7, 2012, our common stock began trading on the New York Stock Exchange.

Outlook

We reaffirm our full-year outlook for 2012 disclosed in our 2011 Annual Report on Form 10-K:

•	Industrial Distribution:
•Sales of $1,025 million to $1,055 million, up 8% to 11% from 2011
•Operating margin between 5.4% and 5.6%

•	Aerospace:
•Sales of $605 million to $625 million, up 11% to 14% from 2011
•Operating margin between 15.7% and 16.0%

•	Corporate expenses in the range of $44 million to $46 million

•	Interest expense of approximately $13.5 million

•	Estimated tax rate of approximately 35%

•	Free cash flow in the range of $30 million to $35 million.

RESULTS OF CONTINUING OPERATIONS

Consolidated Results

Net Sales

	For the Three Months Ended
	March 30, 2012	April 1, 2011
	(in thousands)
Net Sales	$388,722	$377,823
$ change	10,899	101,051
% change	2.9%	36.5%
The increase in net sales for the three months ended March 30, 2012, versus the comparable period in 2011 was attributable to an organic increase in sales in our Industrial Distribution segment and the contribution of sales from our 2011 acquisitions, partially offset by a decrease in sales in our Aerospace segment. Foreign currency exchange rates had a $1.0 million unfavorable impact on sales during the three months ended March 30, 2012. (See segment discussion below for additional information.)

Gross Profit

	For the Three Months Ended
	March 30, 2012	April 1, 2011
	(in thousands)
Gross Profit	$106,068	$104,629
$ change	1,439	31,874
% change	1.4%	43.8%
% of net sales	27.3%	27.7%

Gross profit increased for the three months ended March 30, 2012, versus the comparable period in 2011 primarily due to organic increases in gross profit at our Industrial Distribution segment and the contribution of gross profit from our 2011 acquisitions, offset by an organic decrease in our Aerospace segment.

The organic increase in gross profit in our Industrial Distribution segment was primarily the result of higher sales volume compared to the prior year. The organic decrease in gross profit in our Aerospace segment was due to lower gross profit on our JPF and other legacy fuze programs, lower volume of work on our unmanned K-MAX® aircraft system, fewer shipments of Sikorsky BLACK HAWK Helicopter Cockpits and the phase-out of joining and installation work under our Sikorsky offload program. These decreases in Aerospace were partially offset by increased volume on our bearing product lines and increased gross profit on our helicopter aftermarket work related to the Egypt upgrade program.

Selling, General & Administrative Expenses (SG&A)

	For the Three Months Ended
	March 30, 2012	April 1, 2011
	(in thousands)
SG&A	$88,912	$80,068
$ change	8,844	10,137
% change	11.0%	14.5%
% of net sales	22.9%	21.2%

SG&A increased for the three months ended March 30, 2012, versus the comparable period in 2011 primarily due to organic increases in expenses at our Industrial Distribution segment, increases in our Corporate expenses, and the addition of SG&A expenses from our 2011 acquisitions. These increases are offset by decreases in organic SG&A expenses at our Aerospace segment due to the absence of the legal fees associated with the settlement of the FMU-143 program litigation matters in 2011.

The organic increase at our Industrial Distribution segment was attributable to an increase in variable costs such as employee related costs. The increase in Corporate expenses was attributable to higher costs associated with an acquisition that we elected not to pursue and the absence of the non-recurring benefit of $2.4 million received in the first quarter of 2011 associated with the death of a former executive.

Operating Income

	For the Three Months Ended
	March 30, 2012	April 1, 2011
	(in thousands)
Operating Income	$17,180	$24,559
$ change	(7,379)	21,159
% change	(30.0)%	622.3%
% of net sales	4.4%	6.5%

Operating income decreased for the three months ended March 30, 2012, versus the comparable period in 2011 due to a decrease in the Aerospace segment's operating income and higher corporate expense, offset slightly by an increase in operating income in our Industrial Distribution segment. (See segment discussion below for additional information.)

Interest Expense, Net

	For the Three Months Ended
	March 30, 2012	April 1, 2011
	(in thousands)
Interest Expense, net	$2,879	$3,070

Interest expense, net generally consists of interest charged on the revolving credit facility and other borrowings and the amortization of debt issuance costs, offset by interest income. The decrease in interest expense, net for the three months ended March 30, 2012, versus the comparable period in 2011 was primarily due to the lower interest rate on the revolving credit facility and term loan, offset by higher average borrowings. At March 30, 2012, the interest rate for the outstanding amounts on both the Revolving Credit Agreement and Term Loan Agreement was 1.62% compared to 2.24% at April 1, 2011.

Effective Income Tax Rate

	For the Three Months Ended
	March 30, 2012	April 1, 2011
	(in thousands)
Effective Income Tax Rate	35.4%	35.1%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the year. We anticipate the annual effective tax rate in 2012 will be approximately 35%.

Industrial Distribution Segment

Results of Operations

	For the Three Months Ended
	March 30, 2012	April 1, 2011
	(in thousands)
Net Sales	$257,638	$238,870
$ change	18,768	59,611
% change	7.9%	33.3%

Operating Income	$12,780	$12,114
$ change	666	7,302
% change	5.5%	151.7%
% of net sales	5.0%	5.1%

Organic Sales Per Sales Day

	For the Three Months Ended
	March 30, 2012	April 1, 2011
	(in thousands)
Net sales	$257,638	$238,870
Acquisition sales	14,584	—
Organic sales	243,054	$238,870
Sales days	64	65
Organic sales per sales day (a)	$3,798	$3,675
(a) Organic sales per sales day is a metric management uses to evaluate performance trends at our Industrial Distribution segment and is calculated by taking total organic sales divided by the number of sales days in the period. An acquisition is included in organic sales beginning with the thirteenth month following the date of acquisition. See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures.

Net Sales

Net sales for three months ended March 30, 2012, increased as compared to the comparable period in 2011 due to a 9.6% increase in sales, when measured on a same day sales basis. Organic sales grew 3.3% when measured on a same day sales basis and our 2011 acquisitions contributed $14.6 million in sales during the quarter. The growth in organic sales is due to an increase in sales volume for our Original Equipment Manufacturer ("OEM") and Maintenance, Repair and Operations ("MRO") customers, offset by lower national account sales volume, including lower profit business we elected not to renew. By industry, sales increased in machinery manufacturing, durable goods, mining, and primary metal manufacturing. These increases were partially offset by declines in sales volume in the food, beverage and paper manufacturing industries.

Operating Income

Operating income for the three months ended March 30, 2012, increased versus the comparable period in 2011 due to increased sales volume and the resulting impact on our ability to leverage operating costs, higher gross margin and the contribution of operating income from our 2011 acquisitions. The increases were partially offset by higher employee related expenses primarily driven by significant increases in pension and group health costs.

Aerospace Segment

Results of Operations

	For the Three Months Ended
	March 30, 2012	April 1, 2011
	(in thousands)
Net Sales	$131,084	$138,953
$ change	(7,869)	41,440
% change	(5.7)%	42.5%

Operating Income	$15,901	$21,419
$ change	(5,518)	11,786
% change	(25.8)%	122.4%
% of net sales	12.1%	15.4%

Net sales

Net sales decreased for the three months ended March 30, 2012, versus the comparable period in 2011 due to:

•	a decrease in sales volume on our legacy fuze programs;

•	an absence of commercial sales of the JPF fuze to foreign militaries;

•	lower volume on our helicopter offload programs, specifically the phase-out of joining and installation work under the Sikorsky offload program;

•	lower shipments under our Sikorsky BLACK HAWK helicopter cockpit program;

•	lower volume of work on our unmanned K-MAX® aircraft system; and

•	a reduction in C-17 ship set deliveries due to a customer-driven reduction in volume.

These decreases were partially offset by:

•	an increase in sales volume on bearings products in the military, commercial and business / regional jet markets;

•	the incremental contribution of sales from the acquisition of Vermont Composites;

•	higher volume on our helicopter aftermarket programs, including the Egypt SH-2G(E) upgrade program and the K-MAX® fleet program;

•
increased shipments to the United States Government ("USG") of the JPF fuze despite lot acceptance test failures that required us to suspend lot acceptance testing and fuze deliveries during the quarter; and

•	increased shipments on the Boeing 777 program.

Operating Income

Operating income decreased for the three months ended March 30, 2012, versus the comparable period in 2011 due to the lower sales volume mentioned above. Specifically, the lower volume of work on our unmanned K-MAX aircraft system, the customer-driven volume reductions under our Sikorsky BLACK HAWK programs and the timing of deliveries under our legacy fuze programs accounted for $6.5 million of the operating income reduction when compared to the first quarter of the prior year. In addition to the program related decreases, operating income was also impacted by higher employee related expenses associated with group health costs.

These decreases were partially offset by:

•	higher gross profit generated by our bearings products resulting from the increased sales volume noted above;

•	gross profit generated from the increased shipments of JPF fuzes to the USG; and

•	the absence of legal fees related to the settlement of the FMU-143 program litigation matters in 2011.

Backlog

	March 30, 2012	December 31, 2011
	(in thousands)
Backlog	$557,447	$531,920

Backlog increased $25.5 million during the first quarter of 2012. This increase was driven by orders for our bearing products, new USG orders under our JPF program, and new orders for composite applications. These increases were offset by a reduction in the Sikorsky BLACK HAWK helicopters cockpit program backlog, which we expect will increase upon receipt of purchase orders under the next multi-year contract. See below for further discussion of this program.

Major Programs/Product Lines

Below is a discussion of the significant changes in the Aerospace segment's major programs during the first three months of 2012. Please see our 2011 Annual Report on Form 10-K for a complete discussion of our Aerospace segment's programs.

BLACK HAWK

The Sikorsky BLACK HAWK helicopter cockpit program involves the manufacture of cockpits including the installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines, and the composite structure that holds the windscreen for most models of the BLACK HAWK helicopter. During the first quarter of 2012 we delivered 35 cockpits compared to 45 cockpits in the first quarter of 2011, due to a reduction in the requirements of our customer. We have signed an MOA for the next multi-year contract for this program, which will allow us to continue to perform work under this program through 2017. Orders placed to date for the program will allow us to continue deliveries through 2012.

FMU-152 – Joint Programmable Fuze (“JPF”)

We manufacture the JPF, an electro-mechanical bomb safe and arming device, which allows the settings of a weapon to be programmed in flight. During 2009, we entered into a contract modification with the USG for the award of Options 6, 7 and 8 under our multi-option JPF contract. During the first quarter of 2012, we were awarded orders totaling $31.1 million from the USAF under Option 8. Total JPF backlog at March 30, 2012, is $140.7 million, which is scheduled to be delivered into 2014.

During the first quarter of 2012, we experienced JPF lot acceptance test failures that required us to suspend lot acceptance testing and fuze deliveries. A total of 4,422 fuzes passed acceptance testing and were delivered to our customer during the quarter, which was short of our goal of 5,000 fuzes but higher than the prior year quarter. The product line continues to perform above contract requirements for lot acceptance and operational reliability has been in excess of 99%. We occasionally experience lot acceptance test failures due to the complexity of the product and the extreme parameters of the acceptance test, which occurred during the first quarter. Unlike many other product lines, when an acceptance failure occurs, testing and delivery are halted until a root cause is identified and a corrective action plan is implemented. Given the maturity of the product, we now generally experience isolated failures, rather than systematic ones. As a result, identifying a root cause can take longer and result in less smooth delivery performance from quarter to quarter. There were two recent test failures; the first appears to be an isolated problem in a supplied component, where a small amount of contamination caused a circuit interruption, while the second appears to be a minor failure related to electrical contacts. Despite these failures, we have been able to continue production at the subassembly level, which will allow us to implement any required process changes and still return to acceptance testing quickly. In addition, we have more than adequate production and test capacity over the next several quarters to meet our plan for the year. Our findings with respect to the most recent test failures and associated corrective actions were reviewed with our customer and we anticipate that we will resume acceptance testing in May.

Other Matters

SH-2G(I)

We have experienced increased levels of interest regarding the SH-2G(I) aircraft and have received small orders for the spare parts and related equipment. We continue to work closely with potential customers for the sale of the 11 SH-2G(I) aircraft, spare parts and equipment.

LIQUIDITY AND CAPITAL RESOURCES

Discussion and Analysis of Cash Flows

We assess liquidity in terms of our ability to generate cash to fund working capital and investing and financing activities. Significant factors affecting liquidity include: cash flows generated from or used by operating activities, capital expenditures, investments in our business segments and their programs, acquisitions, divestitures, dividends, availability of future credit, adequacy of available bank lines of credit, and factors that might otherwise affect the company's business and operations generally, as described under the heading “Risk Factors” and “Forward-Looking Statements” in Item 1A of Part I of our 2011 Annual Report on Form 10-K.

We continue to rely upon bank financing as an important source of liquidity for our business activities including acquisitions. We believe this, when combined with cash generated from operating activities, will be sufficient to support our anticipated cash requirements for the foreseeable future. However, we may decide to raise additional debt or equity capital to support other business activities including potential future acquisitions. We anticipate our capital expenditures will be approximately $30.0 to $35.0 million in 2012, primarily related to machinery and equipment, facility renovations and information technology infrastructure.

We anticipate a variety of items will have an impact on our liquidity during the next 12 months, in addition to our working capital requirements. These include one or more of following:

•	the matters described in Note 9, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements, including;

◦	the revenue sharing arrangement with the Commonwealth of Australia; and

◦	the cost of existing environmental remediation matters;

•	required contributions to our qualified pension plan and Supplemental Employees’ Retirement Plan (“SERP”); or

•	the extension of payment terms by our customers.

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

Pursuant to the terms of the revenue sharing agreement with the Commonwealth of Australia, we will share all proceeds from the resale of the SH-2G(I), formerly SH-2G(A), aircraft, spare parts, and equipment with the Commonwealth on a predetermined basis. Minimum payments of at least $39.5 million (AUD) must be made to the Commonwealth regardless of sales. Cumulative payments of $33.1 million (AUD) have been made through March 30, 2012. An additional payment of $6.4 million (AUD) must be made in March of 2013 to the extent that cumulative payments have not yet reached $39.5 million(AUD) at that date.

To secure these payments, we have provided the Commonwealth with an unconditional letter of credit, which is being reduced as such payments are made. As of March 30, 2012, the U.S. dollar value of the remaining $6.4 million (AUD) required payment was $6.6 million, which is due in March 2013. In 2008, we entered into foreign currency exchange contracts that limit the foreign currency risks associated with these required payments. These contracts will enable the Company to purchase $3.4 million (AUD) for $2.2 million. See Note 5, Derivative Financial Instruments, of the Notes to Condensed Consolidated Financial Statements, for further discussion of these instruments.

	For the Three Months Ended
	March 30, 2012	April 1, 2011	12 vs. 11
	(in thousands)
Total cash provided by (used in):
Operating activities	$(23,771)	$(13,961)	$(9,810)
Investing activities	(5,271)	(5,467)	196
Financing activities	29,374	2,454	26,920

Free Cash Flow (a):
Net cash provided by (used in) operating activities	$(23,771)	$(13,961)	$(9,810)
Expenditures for property, plant and equipment	(5,290)	(7,218)	1,928
Free cash flow	$(29,061)	$(21,179)	$(7,882)

(a) Free Cash Flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less expenditures for property, plant and equipment, both of which are presented on our Condensed Consolidated Statements of Cash Flows. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.

Net cash used by operating activities increased $9.8 million for the three months ended March 30, 2012, versus the comparable period in 2011 primarily due to the following:

•	a decrease in net earnings due to lower operating income at our Aerospace segment;

•	higher inventory-related production expenditures at our Aerospace segment; and

•	lower cash receipts as compared to the prior year from counterparties upon settlement of our Australian dollar foreign currency exchange contract.

These were partially offset by:

•	Our second guaranteed payment to the Commonwealth of Australia being less than the payment made in the prior year; and

•	a lower contribution to our qualified pension plan.

Net cash used in investing activities decreased $0.2 million for the three months ended March 30, 2012, versus the comparable period in 2011 primarily due to a decrease of $1.9 million in cash used for the purchase of property, plant and equipment, offset by the absence of $2.2 million cash received during the first quarter of 2011 from a life insurance policy.

Net cash provided by financing activities increased $26.9 million for the three months ended March 30, 2012, versus the comparable period in 2011, primarily due to an increase in borrowings under the Revolving Credit Agreement of $27.2 million for working capital requirements.

Financing Arrangements

We maintain a Revolving Credit Agreement expiring September 20, 2014. The Revolving Credit Agreement includes an “accordion” feature that allows us to increase the aggregate amount available to $350.0 million, subject to additional commitments from lenders. The Revolving Credit Agreement may be used for working capital, letters of credit and other general corporate purposes, including acquisitions. We also maintain a $42.5 million Term Loan Agreement with a four-year term, which is in addition to our current Revolving Credit Agreement. Principal payments, which started in the third quarter of 2010, of $1.25 million are due quarterly, with $22.5 million of the initial aggregate principal payable in the final quarter of the Term Loan Agreement. We may increase the term loan by up to an aggregate of $50 million with additional commitments from the banks or new commitments from acceptable financial institutions.

Interest rates on amounts outstanding under the Revolving Credit Agreement and the Term Loan Agreement are variable. At March 30, 2012, the interest rate for the outstanding amounts on both the Revolving Credit Agreement and Term Loan Agreement was 1.62%. At December 31, 2011, the interest rate for the outstanding amounts on both the Revolving Credit Agreement and Term Loan Agreement was 1.68%.

The financial covenants associated with the Revolving Credit Agreement and Term Loan Agreement include a requirement that (i) the ratio of Consolidated Senior Secured Indebtedness to Consolidated EBITDA, as defined in the Revolving Credit Agreement, cannot be greater than 3.50 to 1.00, (ii) the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, as defined in the Revolving Credit Agreement, cannot be greater than 4.00 to 1.00, and (iii) the ratio of Consolidated EBITDA, as defined in the Revolving Credit Agreement, to the sum of (a) all interest, premium payments, debt discounts, fees, charges and related expenses and (b) the portion of rent expense under capital leases that is treated as interest expense cannot be less than 4.00 to 1.00. We were in compliance with those financial covenants as of and for the quarter ended March 30, 2012, and we do not anticipate noncompliance in the foreseeable future.

Total average bank borrowings during the quarter ended March 30, 2012, were $126.9 million compared to $57.4 million for the year ended December 31, 2011. This increase is attributable to the acquisitions we completed in 2011 and working capital requirements during the first quarter of 2012. As of March 30, 2012, and December 31, 2011, there was $161.4 million and $191.7 million available for borrowing, respectively, under the Revolving Credit Agreement, net of letters of credit. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Agreement. A total of $18.2 million and $18.3 million in letters of credit was outstanding under the Revolving Credit Agreement as of March 30, 2012, and December 31,
2011, respectively. At March 30, 2012, and December 31, 2011, $13.2 million and $13.1 million of our letters of credit, respectively, related to the guaranteed minimum payments to Australia in connection with the ownership transfer of the 11 SH-2G(A) helicopters (along with spare parts and associated equipment). The letter of credit balance related to the amount due to the Commonwealth of Australia was reduced from $13.2 million at March 30, 2012, to $6.6 million subsequent to the end of the quarter. The letter of credit balance will continue to be reduced as payments are made to Australia.

Other Sources/Uses of Capital

We expect to contribute $10.0 million to the qualified pension plan and $0.5 million to the SERP for the 2012 plan year. Of these amounts $5.0 million and $0.1 million, respectively, had been contributed as of March 30, 2012. For the 2011 plan year, we contributed $19.6 million to the qualified pension plan and $4.4 million to the SERP.

In November 2000, our Board of Directors approved a replenishment of our stock repurchase program, providing for repurchase of an aggregate of 1.4 million common shares for use in administration of our stock plans and for general corporate purposes. There were no shares repurchased under this program during the first three months of 2012. At March 30, 2012, approximately 1.0 million shares remained authorized for repurchase under this program.

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

Organic Sales per Sales Day

Organic sales per sales day is defined as GAAP “Net sales from the Industrial Distribution segment” less sales derived from acquisitions completed during the preceding twelve months divided by the number of sales days in a given period.  Sales days are the number of business days that the Industrial Distribution segment’s branch locations were open for business and exclude weekends and holidays.  Management believes sales per sales day provides investors with an important perspective on how net sales may be impacted by the number of days the segment is open for business.  Management uses organic sales per sales day as a measurement to compare periods in which the numbers of sales days differ.

Free Cash Flow

Free cash flow is defined as GAAP “Net cash provided by (used in) operating activities” less “Expenditures for property, plant & equipment”, both of which are presented in our Condensed Consolidated Statements of Cash Flows. Management believes free cash flow provides investors with an important perspective on the cash available for dividends to shareholders, debt repayment, and acquisitions after making capital investments required to support ongoing business operations and long-term value creation.  Free cash flow does not represent the residual cash flow available for discretionary expenditures as it excludes certain mandatory expenditures such as repayment of maturing debt.  Management uses free cash flow internally to assess both business performance and overall liquidity.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes outside the ordinary course of business in our contractual obligations or off-balance sheet arrangements during the first three months of 2012. Please see our 2011 Annual Report on Form 10-K for a discussion of our contractual obligations and off-balance sheet arrangements.

CRITICAL ACCOUNTING ESTIMATES

Preparation of the company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements in the Company’s 2011 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the Company's critical accounting policies and significant estimates in 2012.

RECENT ACCOUNTING STANDARDS

Information regarding recent changes in accounting standards is included in Note 2, Recent Accounting Standards, of the Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the company’s exposure to market risk during the first quarter of 2012. Please see the company’s 2011 Annual Report on Form 10-K, for a discussion of the company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 30, 2012. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 30, 2012, the disclosure controls and procedures were effective.

Changes in Internal Controls
There were no changes in internal controls over financial reporting at the company that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1A. Risk Factors

There have been no significant changes in the company's risk factors during the first quarter of 2012. Please see the company's 2011 Annual Report on Form 10-K for a discussion of the company's risk factors.

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

Item 2. Unregistered Sales of equity securities and use of proceeds

The following table provides information about purchases of Common Stock by the Company during the three months ended March 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (a)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
January 1, 2012 – January 27, 2012	—	$—	—	964,757
January 28, 2012 – February 24, 2012	4,565	33.59	—	964,757
February 25, 2012 – March 30, 2012	14,626	34.48	—	964,757
Total	19,191		—

(a) In November 2000, our board of directors approved a replenishment of the Company's stock repurchase program providing for repurchase of an aggregate of 1.4 million shares of Common Stock for use in the administration of our stock plans and for general corporate purposes.

Item 4. Mine Safety Disclosure

Information concerning mine safety violations required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K was not required for this quarterly report on Form 10-Q as there were no reportable violations during the quarter.

Item 6.     Index To Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	attached
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	attached
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	attached
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	attached
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Kaman Corporation and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAMAN CORPORATION
Registrant
Date:	April 30, 2012		/s/ Neal J. Keating
		By:	Neal J. Keating
Chairman, President and
Chief Executive Officer
(Duly Authorized Officer)

Date:	April 30, 2012		/s/ William C. Denninger
		By:	William C. Denninger
Executive Vice President and
Chief Financial Officer

KAMAN CORPORATION
INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	attached
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	attached
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	attached
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	attached
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document