Form 10-Q
period 2012-06-29
KAMAN CORP
filed 2012-07-26
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2012

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
Yes         ☐            No          ☒

At July 20, 2012, there were 26,425,156 shares of Common Stock outstanding.

PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts) (Unaudited)

	June 29, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$15,099	$14,985
Accounts receivable, net	211,891	190,081
Inventories	351,777	339,846
Deferred income taxes	24,926	25,018
Income taxes receivable	—	527
Other current assets	23,392	29,645
Total current assets	627,085	600,102
Property, plant and equipment, net of accumulated depreciation of $146,900 and $142,657, respectively	113,244	111,895
Goodwill	153,455	153,267
Other intangible assets, net	70,705	73,816
Deferred income taxes	35,645	38,434
Other assets	16,943	18,884
Total assets	$1,017,077	$996,398
Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable	$3,503	$1,685
Current portion of long-term debt	5,000	5,000
Accounts payable – trade	108,337	106,025
Accrued salaries and wages	31,288	35,766
Current portion of amount due to Commonwealth of Australia	6,555	6,487
Other accruals and payables	49,105	62,748
Income taxes payable	1,499	987
Total current liabilities	205,287	218,698
Long-term debt, excluding current portion	221,780	198,522
Deferred income taxes	6,703	6,827
Underfunded pension	131,742	135,829
Due to Commonwealth of Australia, excluding current portion	—	6,566
Other long-term liabilities	52,229	56,885
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, $1 par value, 200,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; voting; 26,685,377 and 26,495,828 shares issued, respectively	26,685	26,496
Additional paid-in capital	115,528	109,584
Retained earnings	378,832	361,389
Accumulated other comprehensive income (loss)	(114,697)	(117,946)
Less 269,846 and 258,424 shares of common stock, respectively, held in treasury, at cost	(7,012)	(6,452)
Total shareholders’ equity	399,336	373,071
Total liabilities and shareholders’ equity	$1,017,077	$996,398
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Net sales	$405,480	$385,086	$794,202	$762,909
Cost of sales	290,151	278,566	572,805	551,760
Gross profit	115,329	106,520	221,397	211,149
Selling, general and administrative expenses	86,838	82,407	175,750	162,475
Net (gain)/loss on sale of assets	(8)	34	(32)	36
Operating income	28,499	24,079	45,679	48,638
Interest expense, net	2,831	2,821	5,710	5,891
Other (income) expense, net	84	(25)	(163)	(414)
Earnings before income taxes	25,584	21,283	40,132	43,161
Income tax expense	9,105	7,256	14,250	14,942
Net earnings	$16,479	$14,027	$25,882	$28,219

Net earnings per share:
Basic net earnings per share	$0.62	$0.53	$0.98	$1.08
Diluted net earnings per share	$0.62	$0.53	$0.98	$1.06
Average shares outstanding:
Basic	26,390	26,286	26,342	26,206
Diluted	26,534	26,673	26,498	26,514
Dividends declared per share	$0.16	$0.14	$0.32	$0.28

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Net earnings	$16,479	$14,027	$25,882	$28,219
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(3,171)	530	526	4,702
Change in unrealized loss on derivative instruments, for the three months and six months ended, net of tax expense of $0 and $75, and $0 and $150, respectively	—	122	—	243
Pension plan adjustments, for the three months and six months ended, net of tax expense of $834 and $238, and $1,669 and $577, respectively	1,362	388	2,723	942
Comprehensive income	$14,670	$15,067	$29,131	$34,106

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Six Months Ended
	June 29, 2012	July 1, 2011
Cash flows from operating activities:
Net earnings	$25,882	$28,219
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	13,349	10,805
Accretion of convertible notes discount	858	815
Change in allowance for doubtful accounts	(253)	(300)
Net (gain) loss on sale of assets	(32)	36
Change in amount Due to Commonwealth of Australia, net of gain (loss) on derivative instruments	(206)	177
Stock compensation expense	3,581	4,655
Excess tax (expense) benefit from share-based compensation arrangements	(381)	(737)
Deferred income taxes	1,045	3,481
Changes in assets and liabilities, excluding effects of acquisitions/divestitures:
Accounts receivable	(21,430)	(11,302)
Inventories	(11,725)	(430)
Income tax receivable	527	(142)
Other current assets	7,821	13,265
Accounts payable - trade	(3,168)	(4,615)
Accrued contract losses	(725)	255
Advances on contracts	(949)	4,446
Other accrued expenses and payables	(19,897)	(30,652)
Income taxes payable	542	(301)
Pension liabilities	438	(7,642)
Other long-term liabilities	222	(3,887)
Net cash provided by (used in) operating activities	(4,501)	6,146
Cash flows from investing activities:
Proceeds from sale of assets	239	232
Expenditures for property, plant & equipment	(10,967)	(12,530)
Acquisition of businesses including earn out adjustments, net of cash received	(7,938)	(2,015)
Other, net	(116)	312
Cash provided by (used in) investing activities	(18,782)	(14,001)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit agreements	26,702	(3,803)
Debt repayment	(2,500)	(2,500)
Net change in book overdraft	5,365	5,940
Proceeds from exercise of employee stock awards	2,651	4,001
Purchase of treasury shares	(659)	(858)
Dividends paid	(8,411)	(7,520)
Debt issuance costs	—	(715)
Windfall tax (expense) benefit	381	737
Other	—	(453)
Cash provided by (used in) financing activities	23,529	(5,171)
Net increase (decrease) in cash and cash equivalents	246	(13,026)
Effect of exchange rate changes on cash and cash equivalents	(132)	532
Cash and cash equivalents at beginning of period	14,985	32,232
Cash and cash equivalents at end of period	$15,099	$19,738

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and six months ended June 29, 2012 and July 1, 2011
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

The Company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The second quarter for 2012 and 2011 ended on June 29, 2012 and July 1, 2011, respectively.

Pension Accounting

In 2011 the Company elected to change its method of recognizing pension expense. Previously, for its non-contributory qualified defined benefit pension plan ("Qualified Pension Plan"), the Company used the market-related value of plan assets reflecting changes in the fair value of plan assets amortized over a four-year period. Under the new accounting method, the market-related value of plan assets reflects the actual change in the fair value of plan assets for the year. While the historical policy of recognizing pension expense is considered acceptable under U.S. GAAP, the Company believes that the new policy is preferable as it eliminates the delay in recognition of the change in fair value of plan assets for the calculation of market-related value of plan assets.

The impacts of all adjustments made to the condensed consolidated financial statements are summarized below:

Condensed Consolidated Statements of Operations

	For the Three Months Ended July 1, 2011
In thousands	Previously Reported	Revised	Effect of Change
Cost of Sales	$278,917	$278,566	$(351)
Gross profit	$106,169	$106,520	$351
Selling, general and administrative expenses	$83,033	$82,407	$(626)
Operating income	$23,102	$24,079	$977
Earnings before income taxes	$20,306	$21,283	$977
Income tax expense	$6,885	$7,256	$371
Net earnings	$13,421	$14,027	$606
Basic net earnings per share	$0.51	$0.53	$0.02
Diluted net earnings per share	$0.50	$0.53	$0.03

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and six months ended June 29, 2012 and July 1, 2011
(Unaudited)

1. BASIS OF PRESENTATION (CONTINUED)

Pension Accounting (Continued)

	For the Six Months Ended July 1, 2011
In thousands	Previously Reported	Revised	Effect of Change
Cost of Sales	$552,462	$551,760	$(702)
Gross profit	$210,447	$211,149	$702
Selling, general and administrative expenses	$163,727	$162,475	$(1,252)
Operating income	$46,684	$48,638	$1,954
Earnings before income taxes	$41,207	$43,161	$1,954
Income tax expense	$14,200	$14,942	$742
Net earnings	$27,007	$28,219	$1,212
Basic net earnings per share	$1.03	$1.08	$0.05
Diluted net earnings per share	$1.02	$1.06	$0.04

Condensed Consolidated Statements of Comprehensive Income

	For the Three Months Ended July 1, 2011
In thousands	Previously Reported	Revised	Effect of Change
Other comprehensive income:
Pension plan adjustments, net of tax	$994	$388	$(606)

	For the Six Months Ended July 1, 2011
In thousands	Previously Reported	Revised	Effect of Change
Other comprehensive income:
Pension plan adjustments, net of tax	$2,154	$942	$(1,212)

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended July 1, 2011
In thousands	Previously Reported	Revised	Effect of Change
Cash flows from operating activities:
Net earnings	$27,007	$28,219	$1,212
Change in pension liabilities	$(6,430)	$(7,642)	$(1,212)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and six months ended June 29, 2012 and July 1, 2011
(Unaudited)

2. RECENT ACCOUNTING STANDARDS

In June 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-05, “Comprehensive Income (ASC Topic 220) - Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The guidance requires changes in presentation only, which the Company adopted during the first quarter of 2012.

3. ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	June 29, 2012	December 31, 2011
In thousands
Trade receivables	$134,045	$123,081
U.S. Government contracts:
Billed	24,350	18,726
Costs and accrued profit – not billed	2,873	2,494
Commercial and other government contracts:
Billed	53,188	48,023
Costs and accrued profit – not billed	478	1,051
Less allowance for doubtful accounts	(3,043)	(3,294)
Accounts receivable, net	$211,891	$190,081

Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	June 29, 2012	December 31, 2011
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$119	$119
Total	$119	$119

4. FAIR VALUE MEASUREMENTS

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value at June 29, 2012 and December 31, 2011:

	June 29, 2012		December 31, 2011
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$226,780	$247,313	$203,522	$218,048

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and six months ended June 29, 2012 and July 1, 2011
(Unaudited)

4. FAIR VALUE MEASUREMENTS (CONTINUED)

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

Recurring Fair Value Measurements

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine their fair value at the measurement date:

	Total Carrying Value at	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
In thousands	June 29, 2012
Derivative instruments	$1,289	$—	$1,289	$—
Total Assets	$1,289	$—	$1,289	$—

Contingent consideration	$3,075	$—	$—	$3,075
Total Liabilities	$3,075	$—	$—	$3,075

	Total Carrying Value at	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
In thousands	December 31, 2011
Derivative instruments	$3,518	$—	$3,518	$—
Total Assets	$3,518	$—	$3,518	$—

Contingent consideration	$3,355	$—	$—	$3,355
Total Liabilities	$3,355	$—	$—	$3,355

The Company’s derivative instruments are foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy and have been included in other current assets and other assets on the Condensed Consolidated Balance Sheets at June 29, 2012 and December 31, 2011. Based on the continued ability to trade and enter into forward contracts, we consider the markets for our fair value instruments to be active.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of June 29, 2012, such credit risks have not had an adverse impact on the fair value of these instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and six months ended June 29, 2012 and July 1, 2011
(Unaudited)

4. FAIR VALUE MEASUREMENTS (CONTINUED)

Recurring Fair Value Measurements - Continued

The Company’s contingent consideration liability, included in Other accruals and payables and Other long-term liabilities on the Condensed Consolidated Balance Sheets, is associated with the 2011 acquisition of Target Electronic Supply ("Target"). This liability was measured at fair value based on the potential payments of the liability associated with the unobservable input of the estimated post-acquisition financial results of Target through 2014 and, therefore, is a Level 3 liability. The table below presents a rollforward of the instruments valued using Level 3 inputs:

In thousands
Balance at December 31, 2011	$3,355
Reduction of liability released to income	(483)
Accretion of implicit interest expense	203
Balance at June 29, 2012	$3,075

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

The Company holds forward exchange contracts designed to hedge forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on the Company’s earnings and cash flows. Some of these contracts were designated as cash flow hedges. The Company will include in earnings amounts currently included in accumulated other comprehensive income upon recognition of cost of sales related to the underlying transaction. During the three and six months ended July 1, 2011, the loss reclassified to earnings from other comprehensive income for derivative instruments formerly designated as cash flow hedges was $0.2 million and $0.4 million, respectively. No amounts were reclassified to income from other comprehensive income for derivative instruments formerly designated as cash flow hedges during the three or six months ended June 29, 2012. Over the next twelve months the income related to cash flow hedges expected to be reclassified from other comprehensive income is $0.1 million.

Derivatives Not Designated as Hedging Instruments

The following table shows the fair value of derivative instruments not designated as hedging instruments:

		Fair Value
	Balance Sheet	June 29,	December 31,	Notional
In thousands	Location	2012	2011	Amount
Derivative Assets
Foreign exchange contracts	Other current assets /Other assets	$1,222	$3,517	$3,408 / $9,816 Australian Dollars
Foreign exchange contracts	Other current assets	67	1	$4,854 / $5,481
Total		$1,289	$3,518

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and six months ended June 29, 2012 and July 1, 2011
(Unaudited)

5. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Derivatives Not Designated as Hedging Instruments (continued)

On February 12, 2009, the Company dedesignated the forward contract it had entered into to hedge $36.5 million (AUD) of its $39.5 million (AUD) future minimum required payments to the Commonwealth of Australia. At June 29, 2012, the U.S. dollar value of the remaining $3.4 million (AUD) payable was $3.5 million.

The following table shows the location and amount of the gain or (loss) recognized on the Condensed Consolidated Statements of Operations for derivatives not designated as hedge instruments:

		For the Three Months Ended		For the Six Months Ended
	Income Statement Location	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
In thousands
Derivative Assets
Foreign exchange contracts (a)	Other expense, net	$15	$475	$283	$725
Foreign exchange contracts	Other expense, net	(78)	—	72	—
Total		$(63)	$475	$355	$725
Derivative Liabilities
Foreign exchange contracts	Other expense, net	$—	$—	$—	$(2)
Total		$—	$—	$—	$(2)

a)
For the three months and six months ended June 29, 2012, the Company recorded income of $0.1 million and expense of $0.1 million, respectively, to other expense related to the change in the value of the previously hedged AUD payable. For the three months and sixth months ended July 1, 2011, the Company recorded income of $0.4 million and $0.3 million, respectively, to other income related to the change in value of the previously hedged AUD payable.

6. INVENTORIES

Inventories consist of the following:

	June 29, 2012	December 31, 2011
In thousands
Merchandise for resale	$123,044	$129,345
Contracts and other work in process	214,139	195,299
Finished goods (including certain general stock materials)	14,594	15,202
Total	$351,777	$339,846

Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	June 29, 2012	December 31, 2011
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$7,322	$7,432
Total	$7,322	$7,432

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and six months ended June 29, 2012 and July 1, 2011
(Unaudited)

6. INVENTORIES (CONTINUED)

K-MAX® inventory of $18.8 million and $20.3 million as of June 29, 2012, and December 31, 2011, respectively, is included in contracts and other work in process inventory and finished goods. Management believes that a significant portion of this K-MAX® inventory will be sold after June 29, 2013, based upon the anticipation of supporting the fleet for the foreseeable future.

SH-2G(I), formerly SH-2G(A), inventory of $52.7 million at both June 29, 2012 and December 31, 2011, is included in contracts and other work in process inventory. Management believes that a significant portion of this inventory will be sold after June 29, 2013, based upon the time needed to market the aircraft and prepare them for sale. For more information on the SH-2G(I) inventory, see Note 9, Commitments and Contingencies.

7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company:

	Industrial Distribution	Aerospace	Total
In thousands
Gross balance at December 31, 2011	$59,112	$108,336	$167,448
Accumulated impairment	—	(14,181)	(14,181)
Net balance at December 31, 2011	59,112	94,155	153,267
Additions	—	—	—
Impairments	—	—	—
Foreign currency translation	31	157	188
Ending balance at June 29, 2012	$59,143	$94,312	$153,455

Other intangible assets consisted of:

		At June 29,		At December 31,
		2012		2011
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Customer lists / relationships	7-21 years	$79,826	$(11,830)	$79,517	$(9,017)
Trademarks / trade names	3-7 years	1,825	(888)	1,824	(703)
Non-compete agreements and other	1-9 years	4,288	(2,668)	4,280	(2,254)
Patents	17 years	636	(484)	636	(467)
Total		$86,575	$(15,870)	$86,257	$(12,441)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and six months ended June 29, 2012 and July 1, 2011
(Unaudited)

8. PENSION PLANS

Components of net pension cost for the Qualified Pension Plan and Supplemental Employees’ Retirement Plan (SERP) are as follows (in thousands):

	For the Three Months Ended
	Qualified Pension Plan		SERP
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
In thousands
Service cost for benefits earned during the year	$3,519	$3,090	$95	$90
Interest cost on projected benefit obligation	6,578	7,062	105	129
Expected return on plan assets	(9,469)	(9,180)	—	—
Amortization of prior service credit (cost)	25	24	—	—
Recognized net loss	1,960	960	40	38
Net pension benefit cost	$2,613	$1,956	$240	$257

	For the Six Months Ended
	Qualified Pension Plan		SERP
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
In thousands
Service cost for benefits earned during the year	$7,038	$6,040	$191	$180
Interest cost on projected benefit obligation	13,156	14,162	210	258
Expected return on plan assets	(18,939)	(17,557)	—	—
Amortization of prior service credit (cost)	50	49	—	—
Recognized net loss	3,921	1,785	79	76
Additional amount recognized due to curtailment/settlement	—	—	—	560
Net pension benefit cost	$5,226	$4,479	$480	$1,074

The following tables show the amount of the contributions made during each period and the amount of contributions the Company expects to make to the Qualified Pension Plan and SERP:

Contributions paid-to-date:

	Qualified Pension Plan		SERP
	As of June 29, 2012	As of December 31, 2011	As of June 29, 2012	As of December 31, 2011
In thousands
Contributions paid-to-date	$5,000	$19,600	$267	$4,400

Expected Contributions in 2012:

	Qualified Pension Plan	SERP
In thousands
Expected contributions	$10,000	$500

The remaining $5.0 million of the $10.0 million contribution to the qualified pension plan was contributed in July 2012.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and six months ended June 29, 2012 and July 1, 2011
(Unaudited)

9. COMMITMENTS AND CONTINGENCIES

Legal Matters

Wichita Subpoena Matter

In 2011, the U.S. District Court for the District of Kansas issued a grand jury subpoena to the Aerospace segment's Wichita facility regarding a government investigation of record keeping associated with the manufacture of certain composite parts. Management is cooperating with the government's investigation and believes that it has fully complied with its legal obligations in connection with the manufacture of the parts in question. At June 29, 2012, the Company had no amount accrued for this matter, as it is unable to estimate the amount of costs, if any, that might be incurred in connection with the resolution of this matter at this time. The Company believes that the likelihood of an adverse outcome to this matter is remote.

40 mm

The Orlando facility is one of five defendants in a qui tam suit under the False Claims Act brought by John D. King, a former employee of one of the other defendants. The case, United States ex rel. King v. DSE, Inc., et al., No. 9:08-cv-02416 (M.D. Fla.), is currently pending in the U.S. District Court for the Middle District of Florida. The United States Department of Justice has declined to intervene in the suit, and the case is being brought by Mr. King. The suit alleges that the Orlando facility knowingly submitted false claims or made false statements in connection with its work on 40 mm grenade programs. Management believes that it has fully complied with its legal obligations in connection with this program. At June 29, 2012, the Company had no amount accrued for this matter, as it is unable to estimate the amount of costs, if any, that might be incurred in connection with the resolution of this matter at this time. The Company believes that the likelihood of an adverse outcome to this matter is remote.

Other Matters

Revenue Sharing Agreement with the Commonwealth of Australia

The Company is actively engaged in efforts to resell the former Australia SH-2G(A) (now designated the SH-2G(I)) aircraft, spare parts and equipment to other potential customers. Pursuant to the terms of its revenue sharing agreement with the Commonwealth of Australia, the Company will share all proceeds from the resale of the aircraft, spare parts, and equipment with the Commonwealth on a predetermined basis, and total payments of at least $39.5 million (AUD) must be made to the Commonwealth regardless of sales. Cumulative payments of $33.1 million (AUD) have been made through June 29, 2012. An additional payment of $6.4 million (AUD) must be paid in March of 2013 to the extent that cumulative payments have not yet reached $39.5 million (AUD) at that date.

To secure these payments, the Company has provided the Commonwealth of Australia with an unconditional letter of credit, which is being reduced as such payments are made. The letter of credit balance at June 29, 2012, was $6.6 million. The letter of credit balance will continue to be reduced as payments are made to the Commonwealth of Australia. As of June 29, 2012, the U.S. dollar value of the remaining $6.4 million (AUD) required payment was $6.6 million, which is due in March 2013. In late 2008, the Company entered into foreign currency exchange contracts that limit the foreign currency risks associated with these required payments. These contracts will enable the Company to purchase $3.4 million (AUD) for $2.2 million. See Note 5, Derivative Financial Instruments, for further discussion of these instruments.

Moosup

This facility is currently being held for disposal. Site characterization of the environmental condition of the property, which began in 2008, is continuing.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and six months ended June 29, 2012 and July 1, 2011
(Unaudited)

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Matters - Continued

Moosup - continued

The total anticipated cost of the environmental remediation activities associated with the Moosup property is $4.3 million, unchanged from the previously reported estimates, all of which has been accrued. The total amount paid to date in connection with these environmental remediation activities is $2.3 million. A portion ($0.1 million) of the accrual related to this property is included in other accruals and payables and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

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

Bloomfield

In connection with the Company’s 2008 purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR, the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and continues the effort to define the scope of the remediation that will be required by the CTDEP. The assumed environmental liability of $10.3 million was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $4.3 million. A portion ($1.9 million) of the accrual related to this property is included in other accruals and payables, and the balance is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

United Kingdom

In connection with the purchase of U.K. Composites, the Company accrued, at the time of acquisition, £1.6 million for environmental compliance at the facilities. The remaining balance of the accrual at June 29, 2012 was £0.6 million, with £0.8 million having been paid to date in connection with these environmental remediation activities and £0.2 million released to income in 2011. The U.S. dollar equivalent of the remaining environmental compliance liability as of June 29, 2012, is $0.9 million, which is included in other accruals and payables. The Company continues to assess the work that may be required, which may result in a change to this accrual. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and six months ended June 29, 2012 and July 1, 2011
(Unaudited)

10. COMPUTATION OF EARNINGS PER SHARE

The computation of basic earnings per share is based on net earnings divided by the weighted average number of shares of common stock outstanding for each year. The computation of diluted earnings per share includes the common stock equivalency of dilutive options granted to employees under the Stock Incentive Plan.

Excluded from the diluted earnings per share calculation for the three and six months ended June 29, 2012, respectively, are 372,486 and 358,208 shares of equity awards granted to employees that are anti-dilutive based on the average stock price. Excluded from the diluted earnings per share calculation for the three and six months ended July 1, 2011, respectively, are 156,230 and 268,207 shares of equity awards granted to employees that are anti-dilutive based on the average stock price.

	For the Three Months Ended		For the Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
In thousands, except per share amounts
Net earnings	$16,479	$14,027	$25,882	$28,219

Basic:
Weighted average number of shares outstanding	26,390	26,286	26,342	26,206
Net earnings per share	$0.62	$0.53	$0.98	$1.08
Diluted:
Weighted average number of shares outstanding	26,390	26,286	26,342	26,206
Weighted average shares issuable on exercise of dilutive stock options	144	262	156	245
Weighted average shares issuable on exercise of convertible notes	—	125	—	63
Total	26,534	26,673	26,498	26,514
Diluted net earnings per share	$0.62	$0.53	$0.98	$1.06

In November 2010, the Company issued Convertible Notes due on November 15, 2017, in the aggregate principal amount of $115.0 million. Shares issuable under the Convertible Notes were excluded from the diluted earnings per share calculation for the three-month and six-month periods ended June 29, 2012 because the conversion price was greater than the average market price of our stock during those periods. For the three-month period ended July 1, 2011, shares issuable under the Convertible Notes that were dilutive during the period were included in the calculation of earnings per share as the exercise price for the Convertible Notes was less than the average share price. Excluded from the diluted earnings per share calculation for the three and six months ended June 29, 2012 are 3,396,016 and 3,394,841 shares, respectively, issuable under the warrants sold in connection with the Company’s convertible note offering as they would be anti-dilutive. Excluded from the diluted earnings per share calculation for the three and six months ended July 1, 2011, are 3,386,739 shares issuable under the warrants sold in connection with the Company’s convertible note offering as they would be anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and six months ended June 29, 2012 and July 1, 2011
(Unaudited)

11. SHARE-BASED ARRANGEMENTS

General

The Company accounts for stock options and restricted stock as equity awards whereas the stock appreciation rights and employee stock purchase plan are accounted for as liability awards. Compensation expense for stock options and restricted stock awards is recognized on a straight-line basis over the vesting period of the awards.

The following table summarizes share-based compensation expense recorded during each period presented:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
In thousands
Stock options	$417	$360	$1,071	$1,034
Restricted stock awards	1,357	2,381	2,297	3,285
Stock appreciation rights	—	48	—	179
Employee stock purchase plan	110	81	213	157
Total share-based compensation	$1,884	$2,870	$3,581	$4,655

Stock option activity is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2012		June 29, 2012
	Options	Weighted - average exercise price	Options	Weighted - average exercise price
Options outstanding at beginning of period	1,106,447	$25.38	979,658	$23.35
Granted	—	—	181,620	33.59
Exercised	(16,243)	20.87	(55,431)	17.19
Forfeited or expired	—	—	(15,643)	17.66
Options outstanding at June 29, 2012	1,090,204	25.45	1,090,204	25.45

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Expected option term (years)			5.4	6.5
Expected volatility	—%	—%	46.5%	43.9%
Risk-free interest rate	—%	—%	0.9%	2.9%
Expected dividend yield	—%	—%	1.9%	2.2%
Per share fair value of options granted	$—	$—	$12.00	$12.05

No stock options were granted during the three months ended June 29, 2012 and July 1, 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and six months ended June 29, 2012 and July 1, 2011
(Unaudited)

11. SHARE-BASED ARRANGEMENTS (CONTINUED)

Restricted Stock activity is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2012		June 29, 2012
	Restricted Stock Awards	Weighted- average grant date fair value	Restricted Stock Awards	Weighted- average grant date fair value
Restricted Stock outstanding at beginning of period	311,517	$27.73	309,533	$25.74
Granted	18,992	33.71	94,392	33.67
Vested	(36,630)	28.65	(108,244)	26.65
Forfeited or expired	—	—	(1,802)	23.54
Restricted Stock outstanding at June 29, 2012	293,879	28.00	293,879	28.00

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

Summarized financial information by business segment is as follows:

	For the Three Months Ended		For the Six Months Ended
In thousands	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Net sales:
Industrial Distribution	$258,116	$239,307	$515,754	$478,177
Aerospace	147,364	145,779	278,448	284,732
Net sales	$405,480	$385,086	$794,202	$762,909
Operating income:
Industrial Distribution	$14,645	$12,636	$27,425	$24,750
Aerospace	26,158	22,360	42,059	43,779
Net gain (loss) on sale of assets	8	(34)	32	(36)
Corporate expense	(12,312)	(10,883)	(23,837)	(19,855)
Operating income	28,499	24,079	45,679	48,638
Interest expense, net	2,831	2,821	5,710	5,891
Other expense (income), net	84	(25)	(163)	(414)
Earnings before income taxes	25,584	21,283	40,132	43,161
Income tax expense	9,105	7,256	14,250	14,942
Net earnings	$16,479	$14,027	$25,882	$28,219

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and six months ended June 29, 2012 and July 1, 2011
(Unaudited)

13. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in shareholders’ equity for the six months ended June 29, 2012, were as follows (in thousands):

Balance at December 31, 2011	$373,071
Comprehensive income	29,131
Dividends declared	(8,439)
Employee stock plans and related tax benefit	2,651
Purchase of treasury shares	(659)
Share-based compensation activity	3,581
Balance at June 29, 2012	$399,336

The components of accumulated other comprehensive income (loss) are shown below (in thousands):

	As of
	June 29, 2012	December 31, 2011
Changes in pension and post-retirement benefit plans	$(93,388)	$(96,111)
Foreign currency translation adjustment	(20,839)	(21,365)
Unrealized gain (loss) on derivative instruments	(470)	(470)
Accumulated other comprehensive income (loss)	$(114,697)	$(117,946)

No amounts were reclassified from other comprehensive income into net earnings for foreign currency translation adjustments in 2012 and 2011.

14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of these financial statements. No material subsequent events were identified that required disclosure.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide readers of our condensed consolidated financial statements with the perspectives of management. MD&A presents in narrative form information regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results. MD&A is designed to enable the readers of this report to obtain a comprehensive understanding of our businesses, strategies, current trends and future prospects. Our MD&A should be read in conjunction with our 2011 Annual Report on Form 10-K.

OVERVIEW OF BUSINESS

Kaman Corporation is composed of two business segments:

•	Industrial Distribution, the third largest power transmission/motion control industrial distributor in North America.

•	Aerospace, a manufacturer and subcontractor in the international, commercial and military aerospace and defense markets.

Financial performance

•	Net sales increased 5.3% and 4.1% for the three months and six months ended June 29, 2012, respectively, compared to the comparable periods in the prior year.

•	Net earnings increased 17.5% for the three months ended June 29, 2012, and decreased 8.3% for the six months ended June 29, 2012, compared to the comparable periods in the prior year.

•
Diluted earnings per share increased to $0.62 for the three months ended June 29, 2012, an increase of $0.09 compared to the comparable period in prior year. Diluted earnings per share decreased to $0.98 for the six months ended June 29, 2012, a decrease of $0.08 compared to the comparable period in the prior year.

•	Cash flows used in operating activities were $4.5 million for the six months ended June 29, 2012, an increase of $10.6 million when compared to the comparable period in the prior year.

•	Achieved record sales and operating profit at our Industrial Distribution segment for the quarter ended June 29, 2012.

Key events

•	In July 2012, we entered into a five year contract with Aircelle to produce composite structures at our UK Composites facility.

•	In June 2012, the U.S. Department of State granted us permission to negotiate a possible sale of SH-2G(I) Super Seasprite Helicopters to the Government of New Zealand.

•	We delivered 5,892 fuzes under our Joint Programmable Fuze ("JPF") program with the U.S. Government during the second quarter of 2012, for a total of 10,314 fuzes in the first half of 2012.

•
On May 30, 2012, we signed a long-term agreement ("LTA") for the next multi-year contract on the Sikorsky BLACK HAWK helicopter cockpit program, which will allow us to continue to perform work under this program through 2017.

•
On May 2, 2012, we announced an agreement in principle entered into by Kaman Aerospace Group and Kineco Private Limited to form a manufacturing company in Goa, India, Kineco Kaman Composites - India, subject to the completion of due diligence. We continue to make progress on our due diligence procedures and have not yet finalized an agreement. The newly formed company will manufacture advanced composite structures for aerospace, medical and other industries.

•
In March 2012 we paid $6.3 million (AUD) to the Commonwealth of Australia in accordance with our settlement agreement related to the SH-2G(A) Helicopters. Through June 29, 2012, we have made cumulative payments of $33.1 million (AUD) with the final guaranteed payment of $6.4 million (AUD) due in March 2013.

•	On February 7, 2012, our common stock began trading on the New York Stock Exchange.

Outlook

We are updating our outlook for 2012. We now expect full year sales and operating margins at the low end of the ranges given below. At Aerospace, we have eliminated sales and profit from an Unmanned K-MAX bridge buy from 2012 and expect legacy fuze and composite program deliveries to shift to the right and a reduction in deliveries of BLACK HAWK cockpits. However, we anticipate upside for additional JPF deliveries to offset these reductions. At Industrial Distribution, second half sales and profit will be impacted by lower organic growth, due to slower industrial activity, partially offset by the contribution from the acquisition of Florida Bearings. Additionally, we have reduced our previous expectation for interest expense from $13.5 million to $11.5 million and expect Corporate expenses to be near the high end of the range.

•	Industrial Distribution:

◦	Sales of $1,035 million to $1,055 million

◦	Operating margin between 5.4% and 5.6%

•	Aerospace:

◦	Sales of $605 million to $625 million

◦	Operating margin between 15.7% and 16.0%

•	Corporate expenses in the range of $44 million to $46 million

•	Interest expense of approximately $11.5 million

•	Estimated tax rate of approximately 35%

•	Free cash flow in the range of $30 million to $35 million.

RESULTS OF CONTINUING OPERATIONS

Consolidated Results

Net Sales

	For the Three Months Ended		For the Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(in thousands)
Net Sales	$405,480	$385,086	$794,202	$762,909
$ change	20,394	67,999	31,293	169,050
% change	5.3%	21.4%	4.1%	28.5%
The increase in net sales for the three months and six months ended June 29, 2012, versus the comparable periods in 2011 was attributable to an organic increase in sales in our Industrial Distribution segment and the contribution of sales from our 2011 acquisitions. For the six month period these increases were partially offset by a decrease in sales in our Aerospace segment. Foreign currency exchange rates had a $2.4 million and $3.3 million unfavorable impact on sales during the three months and six months ended June 29, 2012, respectively. (See segment discussion below for additional information.)
Gross Profit

	For the Three Months Ended		For the Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(in thousands)
Gross Profit	$115,329	$106,520	$221,397	$211,149
$ change	8,809	23,260	10,248	55,134
% change	8.3%	27.9%	4.9%	35.3%
% of net sales	28.4%	27.7%	27.9%	27.7%
Gross profit increased for the three months and six months ended June 29, 2012, versus the comparable periods in 2011 primarily due to organic increases in gross profit at our Industrial Distribution segment, primarily the result of higher sales volume compared to the prior year, the contribution of gross profit from our 2011 acquisitions and, for the three-month period, an increase in organic gross profit in our Aerospace segment. The increases for the six-month period were partially offset by a decrease in organic gross profit in our Aerospace segment.

The increase in organic gross profit for the three months ended June 29, 2012 in our Aerospace segment was due to increased volume on our bearing product lines and increased shipments of the JPF to the USG. Partially offsetting these increases were lower direct commercial sales of the JPF to foreign militaries, lower gross profit on our other legacy fuze programs, a lower volume of work on our unmanned K-MAX® aircraft system, and fewer shipments of Sikorsky BLACK HAWK Helicopter Cockpits.

The organic decrease in gross profit for the six months ended June 29, 2012 in our Aerospace segment was due to lower direct commercial sales of the JPF to foreign militaries, lower gross profit on our other legacy fuze programs, a lower volume of work on our unmanned K-MAX® aircraft system, fewer shipments of Sikorsky BLACK HAWK Helicopter Cockpits and the phase-out of joining and installation work under our Sikorsky offload program. These decreases were partially offset by increased volume on our bearing product lines, increased deliveries of the JPF to the USG and increased volume on our helicopter aftermarket work related to the Egypt upgrade program and K-MAX spares and support.

Selling, General & Administrative Expenses (SG&A)

	For the Three Months Ended		For the Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(in thousands)
SG&A	$86,838	$82,407	$175,750	$162,475
$ change	4,431	9,299	13,275	19,436
% change	5.4%	12.7%	8.2%	13.6%
% of net sales	21.4%	21.4%	22.1%	21.3%

SG&A increased for the three months ended June 29, 2012, versus the comparable period in 2011 primarily due to the following:

•	SG&A expenses from our 2011 acquisitions;

•	organic increases in expenses at our Industrial Distribution segment;

•	increases in corporate incentive compensation expenses; and

•	higher acquisition related costs.

SG&A increased for the six months ended June 29, 2012, versus the comparable period in 2011 primarily due to the following:

•	SG&A expenses from our 2011 acquisitions;

•	organic increases in expenses at our Industrial Distribution segment;

•	the absence of the $2.4 million non-recurring benefit received in the first half of 2011 associated with the death of a former executive;

•	increases in corporate incentive compensation expenses; and

•	higher acquisition related costs in 2012, primarily related to an acquisition we chose not to pursue.

The increases for the three months and six months ended June 29, 2012 were partially offset by decreases in organic SG&A expenses at our Aerospace segment primarily due to the absence of the legal fees associated with FMU-143 program litigation matters in 2011.

Operating Income

	For the Three Months Ended		For the Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(in thousands)
Operating Income	$28,499	$24,079	45,679	$48,638
$ change	4,420	13,983	(2,959)	35,142
% change	18.4%	138.5%	(6.1)%	260.4%
% of net sales	7.0%	6.3%	5.8%	6.4%

The increase in operating income for the three months ended June 29, 2012, versus the comparable period in 2011 was due to an increase in both our Aerospace segment and Industrial Distribution segment operating income, slightly offset by an increase in corporate expenses. (See segment discussion below for additional information.)

The decrease in operating income for the six months ended June 29, 2012, versus the comparable period in 2011 was due to a decrease in the Aerospace segment operating income and an increase in corporate expenses. (See segment discussion below for additional information.)

Interest Expense, Net

	For the Three Months Ended		For the Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(in thousands)
Interest Expense, net	$2,831	$2,821	$5,710	$5,891

Interest expense, net generally consists of interest charged on the revolving credit facility and other borrowings and the amortization of debt issuance costs, offset by interest income. The decrease in interest expense, net for the six months ended June 29, 2012, versus the comparable period in 2011 was primarily due to a decrease in bank commitment fees and letter of credit fees, offset by higher average borrowings and a higher average interest rate for the period. At June 29, 2012, the interest rate for outstanding amounts on both the Revolving Credit Agreement and Term Loan Agreement was 1.74% compared to 1.56% at July 1, 2011.

Effective Income Tax Rate

	For the Three Months Ended		For the Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(in thousands)
Effective Income Tax Rate	35.6%	34.1%	35.5%	34.6%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the year. We anticipate the annual effective tax rate in 2012 will be approximately 35%. The increase in the effective tax rate for the three months and six months ended June 29, 2012 was due to changes in our liability for uncertain tax positions in the prior year, and for the six-month period the receipt of non-taxable life insurance proceeds in the first quarter of 2011.

Industrial Distribution Segment

Results of Operations

	For the Three Months Ended		For the Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(in thousands)
Net Sales	$258,116	$239,307	$515,754	$478,177
$ change	18,809	28,383	37,577	87,994
% change	7.9%	13.5%	7.9%	22.6%

Operating Income	$14,645	$12,636	$27,425	$24,750
$ change	2,009	4,923	2,675	12,225
% change	15.9%	63.8%	10.8%	97.6%
% of net sales	5.7%	5.3%	5.3%	5.2%

Organic Sales Per Sales Day

	For the Three Months Ended		For the Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(in thousands)
Net sales	$258,116	$239,307	$515,754	$478,177
Acquisition sales	13,769	—	28,353	—
Organic sales	$244,347	$239,307	$487,401	$478,177
Sales days	64	64	128	129
Organic sales per sales day (a)	$3,818	$3,739	$3,808	$3,707
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

Net Sales

Net sales for three months and six months ended June 29, 2012 increased 7.9% and 8.7%, respectively, as compared to the comparable periods in 2011, when measured on a same day sales basis. These increases were due to an increase in organic sales, partially offset by the unfavorable impact of foreign currency exchange rates for the three-month and six-month periods of $1.3 million and $1.8 million, respectively. Organic sales for the three and six months ended June 29, 2012 grew 2.1% and 2.7%, respectively, when measured on a same day sales basis. The growth in organic sales is due to an increase in sales volume for our Original Equipment Manufacturer ("OEM") and Maintenance, Repair and Operations ("MRO") customers, offset by lower national account sales volume. By industry, sales increased in fabricated metal product manufacturing, nonmetallic mineral product manufacturing, and primary metal manufacturing. These increases were partially offset by declines in sales volume in the food and beverage, semi-conductor and solar power industries.

Operating Income

Operating income for the three months ended June 29, 2012 increased versus the comparable period in 2011 due to increased sales volume and our ability to leverage operating costs, and the contribution of operating income from our 2011 acquisitions. These increases were partially offset by an increase in employee related costs and an increase in expense associated with our information technology infrastructure.

Operating income for the six months ended June 29, 2012 increased versus the comparable period in 2011 due to increased sales volume and our ability to leverage operating costs, the contribution of operating income from our 2011 acquisitions and the non-recurring benefit associated with purchase accounting adjustments for acquisitions completed in 2011. These increases were partially offset by higher employee related expenses including pension and group health insurance, and an increase in expense associated with our information technology infrastructure.

Other Matters

Parker

We continue the process of integrating Parker Hannifin Corporation ("Parker") hydraulics, fluid connectors and automation products into our operations. We have made progress toward the conversion of several brands of fluid power products to Parker and will continue training initiatives in the coming quarters as we transition our customers' requirements. Sales of Parker branded products, when measured on a same store basis, were up 40% in the second quarter as compared to the prior year; however, this growth has been primarily offset by declines in the other fluid power brands. We believe our relationship with Parker is an important long-term marketing and strategic growth initiative for our Industrial Distribution segment.

Enterprise Resource Planning System

In July 2012, we announced our decision to invest in a new enterprise-wide business system for our Industrial Distribution segment. The anticipated total investment in the new system is approximately $40 million to $45 million, which will be spread over a number of years. Of the total investment, approximately 75% will be capitalized. Depreciation and amortization of the capitalized cost is expected to begin in 2013 and increase over the following three to four years. In order to minimize disruptions to our ongoing operations we have developed a project plan that takes a phased approach to implementation and includes appropriate contingencies. The multi-year project is underway and we have begun to incur expenses associated with the implementation.

Aerospace Segment

Results of Operations

	For the Three Months Ended		For the Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(in thousands)
Net Sales	$147,364	$145,779	$278,448	$284,732
$ change	1,585	39,616	(6,284)	81,056
% change	1.1%	37.3%	(2.2)%	39.8%

Operating Income	$26,158	$22,360	$42,059	$43,779
$ change	3,798	10,246	(1,720)	22,032
% change	17.0%	84.6%	(3.9)%	101.3%
% of net sales	17.8%	15.3%	15.1%	15.4%

Net sales

Net sales increased for the three months ended June 29, 2012, versus the comparable period in 2011 due to:

•	increased shipments to the United States Government ("USG") of the JPF fuze;

•	an increase in sales volume on bearings products across most markets;

•	higher volume of sales on our helicopter aftermarket programs, including the Egypt SH-2G(E) upgrade program, our Bell blade program and K-MAX spares and related parts;

•	the incremental contribution of sales from the acquisition of Vermont Composites;

•	increased deliveries under our Boeing A-10 program; and

•	increased shipments under our FMU-139 fuze program.

These increases were partially offset by:

•	a decrease in sales volume on our legacy fuze programs;

•	an absence of commercial sales of the JPF fuze to foreign militaries;

•	lower shipments under our Sikorsky BLACK HAWK helicopter cockpit program due to lower customer requirements;

•	a lower volume of work on our unmanned K-MAX® aircraft system; and

•	a $1.1 million unfavorable impact as a result of foreign currency exchange rates.

Net sales decreased for the six months ended June 29, 2012, versus the comparable period in 2011 due to:

•	a decrease in sales volume on our legacy fuze programs;

•	an absence of commercial sales of the JPF fuze to foreign militaries;

•	lower volume on our helicopter offload programs, specifically the phase-out of joining and installation work under the Sikorsky offload program;

•	lower shipments under our Sikorsky BLACK HAWK helicopter cockpit program due to lower customer requirements;

•	a lower volume of work on our unmanned K-MAX® aircraft system;

•	a reduction in C-17 ship set deliveries due to a customer-driven reduction in volume;

•	lower volume of sales under our blade erosion coating programs; and

•	a $1.5 million unfavorable impact as a result of foreign currency exchange rates.

These decreases were partially offset by:

•	an increase in sales volume on bearings products in the military, commercial and business / regional jet markets;

•	the incremental contribution of sales from the acquisition of Vermont Composites;

•	higher volume on our helicopter aftermarket programs, including the Egypt SH-2G(E) upgrade program, our Bell blade program and K-MAX® spares and related parts;

•	increased shipments to the USG of the JPF fuze;

•	increased shipments on the Boeing 777 program due to rate increases; and

•	increased deliveries under our Boeing A-10 program.

Operating Income

Operating income increased for the three months ended June 29, 2012, versus the comparable period in 2011 due to the following:

•	increased shipments to the USG of the JPF fuze;

•	higher gross profit generated by our bearings products resulting from the increased sales volume;

•	higher gross profit on our helicopter aftermarket programs, including the Egypt SH-2G(E) upgrade program, our Bell blade program and K-MAX® spares and related parts;

•	the contribution of gross profit from the acquisition of Vermont Composites;

•	the absence of legal fees related to the FMU-143 program litigation matters in 2011; and

•	increased shipments under our FMU-139 program.

These increases were partially offset by:

•	a lower gross profit on our legacy fuze programs;

•	an absence of commercial sales of the JPF fuze to foreign militaries;

•	a lower volume of work on our unmanned K-MAX® aircraft system; and

•	lower shipments under our Sikorsky BLACK HAWK programs due to reduced customer requirements.

Operating income decreased for the six months ended June 29, 2012, versus the comparable period in 2011 due to the following:

•	a lower gross profit on our legacy fuze programs;

•	an absence of commercial sales of the JPF fuze to foreign militaries;

•	a lower volume of work on our unmanned K-MAX® aircraft system;

•	lower shipments under our Sikorsky BLACK HAWK programs due to reduced customer requirements;

•	a reduction in C-17 ship set deliveries due to a customer-driven reduction in volume; and

•	a lower gross profit on our blade erosion coating programs.

These decreases were partially offset by:

•	a higher gross profit generated by our bearings products resulting from increased sales volume;

•	increased gross profit on our helicopter aftermarket programs, including the SH-2G(E) upgrade program and K-MAX® spares and related parts;

•	increased shipments to the USG of the JPF fuze; and

•	the absence of legal fees related to the FMU-143 program litigation matters in 2011.

Backlog

	June 29, 2012	December 31, 2011
	(in thousands)
Backlog	$503,806	$531,920

Backlog decreased $28.1 million during the first half of 2012. This decrease was driven by the following:

•	lower helicopter aftermarket orders, driven primarily by the acceleration of work performed under our Egypt upgrade program;

•
a reduction in the number of units for C-17 as we await future orders from Boeing. There were 12 units in backlog at the end of the second quarter of 2012, compared to 17.9 units at the end of 2011; and

•	lower UH-60 orders due to the timing of the multi-year contract we signed on May 30, 2012. We expect to begin receiving orders under this contract during the third quarter of 2012.

Major Programs/Product Lines

Below is a discussion of the significant changes in the Aerospace segment's major programs during the first six months of 2012. Please see our 2011 Annual Report on Form 10-K for a complete discussion of our Aerospace segment's programs.

BLACK HAWK

The Sikorsky BLACK HAWK helicopter cockpit program involves the manufacture of cockpits including the installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines, and the composite structure that holds the windscreen for most models of the BLACK HAWK helicopter. During the six months ended June 29, 2012, we delivered 62 cockpits compared to 84 cockpits for the same period in 2011. The decline is due to a reduction in the requirements of our customer and a tooling issue at a component supplier that slowed down our production line. As a result of lower customer demand and the component supplier issue, we expect BLACK HAWK deliveries of approximately 130 cockpits for the year, less than originally expected. Orders placed to date for the program will allow us to continue deliveries through 2012. On May 30, 2012, we signed an LTA for the next multi-year contract for this program, which will allow us to continue to perform work under this program through 2017. We expect to receive initial orders under this LTA in the third quarter of 2012.

FMU-152 – Joint Programmable Fuze (“JPF”)

We manufacture the JPF, an electro-mechanical bomb safe and arming device, which allows the settings of a weapon to be programmed in flight. During 2009, we entered into a contract modification with the USG for the award of Options 6, 7 and 8 under our multi-option JPF contract. During the first half of 2012, we were awarded orders totaling $31.7 million from the United States Air Force ("USAF") under our JPF fuze program. Total JPF backlog at June 29, 2012, is $120.9 million, which is scheduled to be delivered into 2014.

A total of 5,892 fuzes passed acceptance testing and were delivered to our customer during the second quarter, for a total of 10,314 fuzes delivered in the first half of 2012. The product line continues to perform above contract requirements for lot acceptance and operational reliability has been in excess of 99%. We occasionally experience lot acceptance test failures due to the complexity of the product and the extreme parameters of the acceptance test. Given the maturity of the product, we now generally experience isolated failures, rather than systematic ones. As a result, identifying a root cause can take longer and result in less smooth delivery performance from quarter to quarter. Test failures did occur during the first half of 2012 and the Company worked closely with our customer to review our findings and ensure appropriate corrective actions were taken. Although we have not yet delivered any fuzes to our customer in July, we continue to perform lot acceptance testing on fuze components and we expect that we will meet our delivery expectations for the third quarter.

Other Matters

SH-2G(I)

We were granted authorization by the U.S. Department of State that permits us to negotiate a possible sale of SH-2G(I) Super Seasprite Helicopters to the Government of New Zealand. The potential sale would include all eleven SH-2G(I) helicopters, a full motion flight simulator, training aids, spares inventory, publications and the introduction into service and through life support of the aircraft. No investment decisions have been made by New Zealand at this time and we continue to work closely with other potential customers for the sale of the eleven SH-2G(I) aircraft, spare parts and equipment.

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

We continue to rely upon bank financing as an important source of liquidity for our business activities including acquisitions. We believe this, when combined with cash generated from operating activities, will be sufficient to support our anticipated cash requirements for the foreseeable future. However, we may decide to raise additional debt or equity capital to support other business activities including potential future acquisitions. We anticipate our capital expenditures will be approximately $30.0 to $35.0 million in 2012, primarily related to machinery and equipment, facility renovations and information technology infrastructure. Included in this is approximately $10.7 million associated with investments in enterprise resource planning (ERP) systems primarily for our Industrial Distribution segment and, to a lesser extent, certain Aerospace facilities.

We anticipate a variety of items will have an impact on our liquidity during the next 12 months, in addition to our working capital requirements. These could include one or more of the following:

•	the matters described in Note 9, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements, including;

◦	the revenue sharing arrangement with the Commonwealth of Australia; and

◦	the cost of existing environmental remediation matters;

•	required contributions to our qualified pension plan and Supplemental Employees’ Retirement Plan (“SERP”); and

•	the extension of payment terms by our customers.

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

Management regularly monitors pension plan asset performance and the assumptions used in the determination of our benefit obligation, comparing them to actual performance. We continue to believe the assumptions selected are valid due to the long-term nature of our benefit obligation.

Pursuant to the terms of the revenue sharing agreement with the Commonwealth of Australia, we will share all proceeds from the resale of the SH-2G(I), formerly SH-2G(A), aircraft, spare parts, and equipment with the Commonwealth on a predetermined basis. Minimum payments of at least $39.5 million (AUD) must be made to the Commonwealth regardless of sales. Cumulative payments of $33.1 million (AUD) have been made through June 29, 2012. An additional payment of $6.4 million (AUD) must be made in March of 2013 to the extent that cumulative payments have not yet reached $39.5 million(AUD) at that date.

To secure these payments, we have provided the Commonwealth with an unconditional letter of credit, which is being reduced as such payments are made. As of June 29, 2012, the U.S. dollar value of the remaining $6.4 million (AUD) required payment was $6.6 million. In 2008, we entered into foreign currency exchange contracts that limit the foreign currency risks associated with these required payments. These contracts will enable the Company to purchase $3.4 million (AUD) for $2.2 million. See Note 5, Derivative Financial Instruments, of the Notes to Condensed Consolidated Financial Statements, for further discussion of these instruments.

	For the Six Months Ended
	June 29, 2012	July 1, 2011	2012 vs. 2011
	(in thousands)
Total cash provided by (used in):
Operating activities	$(4,501)	$6,146	$(10,647)
Investing activities	(18,782)	(14,001)	(4,781)
Financing activities	23,529	(5,171)	28,700

Free Cash Flow (a):
Net cash provided by (used in) operating activities	$(4,501)	$6,146	$(10,647)
Expenditures for property, plant and equipment	(10,967)	(12,530)	1,563
Free cash flow	$(15,468)	$(6,384)	$(9,084)

(a) Free Cash Flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less expenditures for property, plant and equipment, both of which are presented on our Condensed Consolidated Statements of Cash Flows. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures for more information regarding Free Cash Flow.

Net cash used by operating activities increased $10.6 million for the six months ended June 29, 2012, versus the comparable period in 2011 primarily due to the following:

•	a decrease in operating income at our Aerospace segment;

•	higher acquisition related expenditures, primarily related to an acquisition we elected not to pursue;

•	higher inventory-related production expenditures at our Aerospace segment related to new programs; and

•	lower cash receipts as compared to the prior year from counterparties upon settlement of our Australian dollar foreign currency exchange contract.

These were partially offset by:

•	Our second guaranteed payment to the Commonwealth of Australia being less than the payment made in the prior year; and

•	a lower contribution to our qualified pension plan.

Net cash used in investing activities increased $4.8 million for the six months ended June 29, 2012, versus the comparable period in 2011 primarily due to $7.9 million in holdback payments to the former owners of businesses acquired in prior years offset by the absence of $2.2 million received during the first quarter of 2011 from a life insurance policy.

Net cash provided by financing activities increased $28.7 million for the six months ended June 29, 2012, versus the comparable period in 2011, primarily due to an increase in borrowings under the Revolving Credit Agreement of $30.5 million to fund working capital requirements and holdback payments to the former owners of businesses acquired in prior years. This increase was offset by lower receipts from the exercise of employee stock awards and higher dividend payments.

Financing Arrangements

We maintain a Revolving Credit Agreement expiring September 20, 2014. The Revolving Credit Agreement includes an “accordion” feature that allows us to increase the aggregate amount available to $350.0 million, subject to additional commitments from lenders. The Revolving Credit Agreement may be used for working capital, letters of credit and other general corporate purposes, including acquisitions. We also maintain a $42.5 million Term Loan Agreement with a four-year term, which is in addition to our Revolving Credit Agreement. Principal payments, which started in the third quarter of 2010, of $1.25 million are due quarterly, with $22.5 million of the initial aggregate principal payable in the final quarter of the Term Loan Agreement. We may increase the term loan by up to an aggregate of $50 million with additional commitments from the banks or new commitments from acceptable financial institutions.

Interest rates on amounts outstanding under the Revolving Credit Agreement and the Term Loan Agreement are variable. At June 29, 2012, the interest rate for the outstanding amounts on both the Revolving Credit Agreement and Term Loan Agreement was 1.74%. At December 31, 2011, the interest rate for the outstanding amounts on both the Revolving Credit Agreement and Term Loan Agreement was 1.68%.

The financial covenants associated with the Revolving Credit Agreement and Term Loan Agreement include a requirement that (i) the ratio of Consolidated Senior Secured Indebtedness to Consolidated EBITDA, as defined in the Revolving Credit Agreement, cannot be greater than 3.50 to 1.00, (ii) the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, as defined in the Revolving Credit Agreement, cannot be greater than 4.00 to 1.00, and (iii) the ratio of Consolidated EBITDA, as defined in the Revolving Credit Agreement, to the sum of (a) all interest, premium payments, debt discounts, fees, charges and related expenses and (b) the portion of rent expense under capital leases that is treated as interest expense cannot be less than 4.00 to 1.00. We were in compliance with those financial covenants as of and for the quarter ended June 29, 2012, and we do not anticipate noncompliance in the foreseeable future.

Total average bank borrowings during the quarter ended June 29, 2012, were $132.1 million compared to $57.4 million for the year ended December 31, 2011. This increase is attributable to the acquisitions we completed in 2011 and working capital requirements during the first half of 2012. As of June 29, 2012, and December 31, 2011, there was $173.9 million and $191.7 million available for borrowing, respectively, under the Revolving Credit Agreement, net of letters of credit. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Agreement. A total of $11.2 million and $18.3 million in letters of credit was outstanding under the Revolving Credit Agreement as of June 29, 2012, and December 31,
2011, respectively. At June 29, 2012, and December 31, 2011, $6.6 million and $13.1 million of our letters of credit, respectively, related to the guaranteed minimum payments to Australia in connection with the ownership transfer of the 11 SH-2G(A) helicopters (along with spare parts and associated equipment). The letter of credit balance related to the amount due to the Commonwealth of Australia was $6.6 million at June 29, 2012. The letter of credit balance will continue to be reduced as payments are made to Australia.

Other Sources/Uses of Capital

Through the end of the second quarter we have contributed $5.0 million to the qualified pension plan and $0.3 million to the SERP. An additional $5.0 million contribution to the qualified pension plan was made in July 2012. We do not expect to make any further contributions to the qualified pension plan during 2012. We anticipate an additional contribution of $0.2 million to the SERP in the second half of 2012. For the 2011 plan year, we contributed $19.6 million to the qualified pension plan and $4.4 million to the SERP.

In November 2000, our Board of Directors approved a replenishment of our stock repurchase program, providing for repurchase of an aggregate of 1.4 million common shares for use in administration of our stock plans and for general corporate purposes. There were no shares repurchased under this program during the first six months of 2012. At June 29, 2012, approximately 1.0 million shares remained authorized for repurchase under this program.

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

Free Cash Flow

Free cash flow is defined as GAAP “Net cash provided by (used in) operating activities” less “Expenditures for property, plant & equipment”, both of which are presented in our Condensed Consolidated Statements of Cash Flows. Management believes free cash flow provides an important perspective on the cash available for dividends to shareholders, debt repayment, and acquisitions after making capital investments required to support ongoing business operations and long-term value creation.  Free cash flow does not represent the residual cash flow available for discretionary expenditures as it excludes certain mandatory expenditures such as repayment of maturing debt.  Management uses free cash flow internally to assess both business performance and overall liquidity.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes outside the ordinary course of business in our contractual obligations or off-balance sheet arrangements during the first three months of 2012. Please see our 2011 Annual Report on Form 10-K for a discussion of our contractual obligations and off-balance sheet arrangements.

CRITICAL ACCOUNTING ESTIMATES

Preparation of the company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements in the Company’s 2011 Annual Report on Form 10-K describe the critical accounting estimates and significant accounting policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the Company's critical accounting estimates and significant accounting policies in 2012.

RECENT ACCOUNTING STANDARDS

Information regarding recent changes in accounting standards is included in Note 2, Recent Accounting Standards, of the Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the company’s exposure to market risk during the second quarter of 2012. Please see the company’s 2011 Annual Report on Form 10-K, for a discussion of the company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 29, 2012. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 29, 2012, the disclosure controls and procedures were effective.

Changes in Internal Controls
There were no changes in internal controls over financial reporting at the company that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1A. Risk Factors

Please see the company's 2011 Annual Report on Form 10-K for a complete discussion of the company's risk factors. The following represents an emerging risk factor identified during the second quarter of 2012 not discussed in previous filings:

The proposed spending cuts imposed by the Budget Control Act of 2011 ("BCA") could impact our operating results and profit.

The USG continues to focus on developing and implementing spending, tax, and other initiatives to stimulate the economy, create jobs, and reduce the deficit. One of these initiatives, the BCA, imposed greater constraints around government spending. In an attempt to balance decisions regarding defense, homeland security, and other federal spending priorities, the BCA immediately imposed spending caps that contain approximately $487 billion in reductions to the Department of Defense ("DoD") base budgets over the next ten years (2012 to 2021). Additionally, the BCA triggers an automatic sequestration process, effective January 3, 2013, unless modified by the enactment of new law. The sequestration process imposes additional cuts of approximately $50 billion per year to the currently proposed DoD budgets for each fiscal year beginning with 2013 and continuing through 2021.

Although we cannot predict where these cuts will be made, we believe our portfolio of programs and product offerings are well positioned and will not be materially impacted by the DoD budget cuts. However, the possibility remains that one or more of our programs could be reduced, extended, or terminated as a result of the USG's continuing assessment of priorities, which could result in facility closures and personnel reductions that could significantly impact our operations.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking information relating to the Company's business and prospects, including the Aerospace and Industrial Distribution businesses, operating cash flow, and other matters that involve a number of uncertainties that may cause actual results to differ materially from expectations. Those uncertainties include, but are not limited to: 1) the successful conclusion of competitions for government programs and thereafter contract negotiations with government authorities, both foreign and domestic; 2) political conditions in countries where the Company does or intends to do business; 3) standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; 4) changes in government and customer priorities and requirements (including cost-cutting initiatives, the potential deferral of awards, terminations or reductions of expenditures to respond to the priorities of Congress and the Administration, or budgetary cuts resulting from Congressional actions or automatic sequestration under the Budget Control Act of 2011); 5) satisfactory conclusion to government inquiries or investigations regarding government programs, including satisfactory resolution of the Wichita subpoena matter; 6) domestic and foreign economic and competitive conditions in markets served by the Company, particularly the defense, commercial aviation and industrial production markets; 7) risks associated with successful implementation and ramp up of significant new programs; 8) potential difficulties associated with variable acceptance test results, given sensitive production materials and extreme test parameters; 9) successful resale of the SH-2G(I) aircraft, equipment and spare parts; 10) receipt and successful execution of production orders for the JPF U.S. government contract, including the exercise of all contract options and receipt of orders from allied militaries, as all have been assumed in connection with goodwill impairment evaluations; 11) continued support of the existing K-MAX® helicopter fleet, including sale of existing K-MAX® spare parts inventory; 12) cost estimates associated with environmental remediation activities at the Bloomfield, Moosup and New Hartford, CT facilities and our U.K. facilities; 13) profitable integration of acquired businesses into the Company's operations; 14) changes in supplier sales or vendor incentive policies; 15) the effects of price increases or decreases; 16) the effects of pension regulations, pension plan assumptions, pension plan asset performance and future contributions; 17) future levels of indebtedness and capital expenditures; 18) future availability of credit; 19) continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs for such items; 20) the effects of currency exchange rates and foreign competition on future operations; 21) changes in laws and regulations, taxes, interest rates, inflation rates and general business conditions; 22) future repurchases and/or issuances of common stock; and 23) other risks and uncertainties set forth in the Company's annual, quarterly and current reports, proxy statements and other filings with the SEC. Any forward-looking information provided in this report should be considered with these factors in mind. The Company assumes no obligation to update any forward-looking statements contained in this report.

Item 2. Unregistered Sales of equity securities and use of proceeds

The following table provides information about purchases of Common Stock by the Company during the three months ended June 29, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (a)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
March 31, 2012 – April 27, 2012	—	$—	—	964,757
April 28, 2012 – May 25, 2012	—	—	—	964,757
May 26, 2012 – June 29, 2012	—	—	—	964,757
Total	—		—

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

KAMAN CORPORATION
Registrant
Date:	July 26, 2012		/s/ Neal J. Keating
		By:	Neal J. Keating
Chairman, President and
Chief Executive Officer

Date:	July 26, 2012		/s/ William C. Denninger
		By:	William C. Denninger
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