Form 10-Q
period 2012-09-28
KAMAN CORP
filed 2012-10-31
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2012

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
Yes         ☐            No          ☒

At October 19, 2012, there were 26,545,557 shares of Common Stock outstanding.

PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts) (Unaudited)

	September 28, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$12,241	$14,985
Accounts receivable, net	210,488	190,081
Inventories	364,213	339,846
Deferred income taxes	25,872	25,018
Income tax refunds receivable	—	527
Other current assets	26,903	29,645
Total current assets	639,717	600,102
Property, plant and equipment, net of accumulated depreciation of $148,541 and $142,657, respectively	120,691	111,895
Goodwill	193,153	153,267
Other intangible assets, net	93,599	73,816
Deferred income taxes	34,987	38,434
Other assets	16,830	18,884
Total assets	$1,098,977	$996,398
Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable	$628	$1,685
Current portion of long-term debt	5,000	5,000
Accounts payable – trade	116,595	106,025
Accrued salaries and wages	39,261	35,766
Current portion of amount due to Commonwealth of Australia	6,657	6,487
Other accruals and payables	56,440	62,748
Income taxes payable	926	987
Total current liabilities	225,507	218,698
Long-term debt, excluding current portion	268,567	198,522
Deferred income taxes	6,387	6,827
Underfunded pension	127,198	135,829
Due to Commonwealth of Australia, excluding current portion	—	6,566
Other long-term liabilities	52,691	56,885
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, $1 par value, 200,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; voting; 26,807,272 and 26,495,828 shares issued, respectively	26,807	26,496
Additional paid-in capital	119,715	109,584
Retained earnings	389,568	361,389
Accumulated other comprehensive income (loss)	(110,375)	(117,946)
Less 271,998 and 258,424 shares of common stock, respectively, held in treasury, at cost	(7,088)	(6,452)
Total shareholders’ equity	418,627	373,071
Total liabilities and shareholders’ equity	$1,098,977	$996,398
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Net sales	$414,613	$356,520	$1,208,815	$1,119,429
Cost of sales	299,309	254,868	872,114	806,628
Gross profit	115,304	101,652	336,701	312,801
Selling, general and administrative expenses	90,142	80,319	265,892	242,794
Net (gain)/loss on sale of assets	53	14	21	50
Operating income	25,109	21,319	70,788	69,957
Interest expense, net	2,924	2,733	8,634	8,624
Other (income) expense, net	(71)	(176)	(234)	(590)
Earnings before income taxes	22,256	18,762	62,388	61,923
Income tax expense	7,274	5,797	21,524	20,739
Net earnings	$14,982	$12,965	$40,864	$41,184

Net earnings per share:
Basic net earnings per share	$0.57	$0.49	$1.55	$1.57
Diluted net earnings per share	$0.56	$0.49	$1.54	$1.55
Average shares outstanding:
Basic	26,455	26,339	26,380	26,250
Diluted	26,623	26,561	26,540	26,530
Dividends declared per share	$0.16	$0.16	$0.48	$0.44

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Net earnings	$14,982	$12,965	$40,864	$41,184
Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,961	(6,088)	3,487	(1,386)
Change in unrealized loss on derivative instruments, net of tax expense of $0 and $81, and $0 and $231, respectively	—	135	—	378
Pension plan adjustments, net of tax expense of $834 and $288, and $2,503 and $866, respectively	1,361	471	4,084	1,413
Comprehensive income	$19,304	$7,483	$48,435	$41,589

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Nine Months Ended
	September 28, 2012	September 30, 2011
Cash flows from operating activities:
Net earnings	$40,864	$41,184
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	20,440	16,562
Accretion of convertible notes discount	1,296	1,230
Change in allowance for doubtful accounts	(764)	98
Net (gain) loss on sale of assets	21	50
Change in amount Due to Commonwealth of Australia, net of gain (loss) on derivative instruments	(287)	(123)
Stock compensation expense	4,809	5,720
Excess tax (benefit) from share-based compensation arrangements	(720)	(742)
Deferred income taxes	(10)	4,634
Changes in assets and liabilities, excluding effects of acquisitions/divestitures:
Accounts receivable	(5,289)	(18,342)
Inventories	(15,768)	(9,563)
Income tax refunds receivable	527	(2,420)
Other current assets	5,763	13,353
Accounts payable - trade	(529)	3,880
Accrued contract losses	(1,349)	(31)
Advances on contracts	(138)	453
Other accruals and payables	(10,345)	(22,176)
Income taxes payable	(73)	854
Pension liabilities	(1,843)	(14,708)
Other long-term liabilities	1,472	(4,416)
Net cash provided by (used in) operating activities	38,077	15,497
Cash flows from investing activities:
Proceeds from sale of assets	337	242
Expenditures for property, plant & equipment	(19,565)	(19,416)
Acquisition of businesses including earn out adjustments, net of cash received	(83,390)	(12,965)
Other, net	(407)	252
Cash provided by (used in) investing activities	(103,025)	(31,887)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit agreements	71,383	4,490
Debt repayment	(3,750)	(3,750)
Net change in book overdraft	1,707	9,239
Proceeds from exercise of employee stock awards	5,730	4,537
Purchase of treasury shares	(733)	(3,372)
Dividends paid	(12,637)	(10,998)
Debt issuance costs	(50)	(715)
Windfall tax benefit	720	742
Other	—	(636)
Cash provided by (used in) financing activities	62,370	(463)
Net increase (decrease) in cash and cash equivalents	(2,578)	(16,853)
Effect of exchange rate changes on cash and cash equivalents	(166)	(159)
Cash and cash equivalents at beginning of period	14,985	32,232
Cash and cash equivalents at end of period	$12,241	$15,220

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and nine months ended September 28, 2012 and September 30, 2011
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

The Company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The third quarter for 2012 and 2011 ended on September 28, 2012 and September 30, 2011, respectively.

Pension Accounting

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

The impacts of all adjustments attributable to the change in the Company's method of recognizing pension expense made to the condensed consolidated financial statements are summarized below:

Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30, 2011
In thousands	Previously Reported	Revised	Effect of Change
Cost of sales	$255,219	$254,868	$(351)
Gross profit	$101,301	$101,652	$351
Selling, general and administrative expenses	$80,945	$80,319	$(626)
Operating income	$20,342	$21,319	$977
Earnings before income taxes	$17,785	$18,762	$977
Income tax expense	$5,426	$5,797	$371
Net earnings	$12,359	$12,965	$606
Basic net earnings per share	$0.47	$0.49	$0.02
Diluted net earnings per share	$0.47	$0.49	$0.02

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and nine months ended September 28, 2012 and September 30, 2011
(Unaudited)

1.	BASIS OF PRESENTATION (CONTINUED)

Pension Accounting (Continued)

	For the Nine Months Ended September 30, 2011
In thousands	Previously Reported	Revised	Effect of Change
Cost of sales	$807,681	$806,628	$(1,053)
Gross profit	$311,748	$312,801	$1,053
Selling, general and administrative expenses	$244,672	$242,794	$(1,878)
Operating income	$67,026	$69,957	$2,931
Earnings before income taxes	$58,992	$61,923	$2,931
Income tax expense	$19,626	$20,739	$1,113
Net earnings	$39,366	$41,184	$1,818
Basic net earnings per share	$1.50	$1.57	$0.07
Diluted net earnings per share	$1.48	$1.55	$0.08

Condensed Consolidated Statements of Comprehensive Income

	For the Three Months Ended September 30, 2011
In thousands	Previously Reported	Revised	Effect of Change
Other comprehensive income:
Net earnings	$12,359	$12,965	$606
Pension plan adjustments, net of tax	$1,077	$471	$(606)

	For the Nine Months Ended September 30, 2011
In thousands	Previously Reported	Revised	Effect of Change
Other comprehensive income:
Net earnings	$39,366	$41,184	$1,818
Pension plan adjustments, net of tax	$3,231	$1,413	$(1,818)

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30, 2011
In thousands	Previously Reported	Revised	Effect of Change
Cash flows from operating activities:
Net earnings	$39,366	$41,184	$1,818
Change in pension liabilities	$(12,890)	$(14,708)	$(1,818)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and nine months ended September 28, 2012 and September 30, 2011
(Unaudited)

2. RECENT ACCOUNTING STANDARDS

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, "Intangibles - Goodwill and Other (Accounting Standards Codification ("ASC") Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment." ASU No. 2012-02 establishes an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. The two-step analysis establishes an optional qualitative assessment to precede the quantitative assessment, if necessary. The update is effective for financial statement periods beginning after September 15, 2012 with early adoption permitted. The adoption of this standard will not have a material impact on the Company's results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220) - Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The guidance, which the Company adopted during the first quarter of 2012, requires changes in presentation only.

3. ACQUISITIONS

On August 31, 2012, the Company acquired substantially all of the assets and certain liabilities of Zeller Corporation ("Zeller"). Zeller, formed in 1961, is a value added distributor of electrical and automation components and solutions, including motion control, programmable logic controller based automation, machine vision, electrical controls and power distribution products. Zeller is headquartered in Rochester, NY with other locations in Syracuse and Buffalo, NY; Foxboro, MA; and Winston-Salem, NC.

On July 2, 2012, the Company acquired substantially all of the assets of Florida Bearings, Inc. ("FBI"). FBI is a distributor of bearings, power transmission and pump products as well as a provider of value-add services such as predictive maintenance and motor, gearbox and pump repair to diverse industries, such as the water, wastewater, municipal, food and aggregate industries. FBI is headquartered in Miami, FL with locations in Hialeah, Ft. Lauderdale, Riviera Beach and Orlando, FL.

The acquisitions were accounted for as business combinations. The value of the assets acquired and liabilities assumed were recorded based on their fair value at the date of acquisition. The fair value of assets acquired and liabilities assumed are as follows:

in thousands
Cash	$4
Accounts receivable	13,156
Inventories	7,384
Property, plant and equipment	3,370
Other tangible assets	738
Goodwill	38,619
Other intangible assets	24,117
Liabilities	(10,545)
Total of net assets acquired	76,843
Less cash received	(4)
Total consideration	$76,839

The Company has paid $75.1 million of the total consideration of $76.8 million for these acquisitions through September 28, 2012. The goodwill associated with these acquisitions is tax deductible. The goodwill is the result of expected synergies from combining the operations of the acquired businesses with the Company's operations and intangible assets that do not qualify for separate recognition, such as an assembled workforce. There is $11.1 million of revenue from these acquisitions included in the Condensed Consolidated Statements of Operations for the three months and nine months ended September 28, 2012.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and nine months ended September 28, 2012 and September 30, 2011
(Unaudited)

3. ACQUISITIONS (CONTINUED)

The fair value of the identifiable intangible assets of $24.1 million, consisting of trade names, customer lists/relationships and non-compete agreements, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the trade names and the discounted cash flows method was utilized for the customer relationships and non-compete agreements. The trade names, $0.8 million, are being amortized over a 5 year period; the non-compete agreements, $1.2 million, are being amortized over periods ranging from 4 to 5 years; and the customer relationships, $22.1 million, are being amortized over periods ranging from 6 to 12 years, the estimated lives of the assets.

4. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	September 28, 2012	December 31, 2011
In thousands
Trade receivables	$147,224	$123,081
U.S. Government contracts:
Billed	23,227	18,726
Costs and accrued profit – not billed	1,408	2,494
Commercial and other government contracts:
Billed	41,259	48,023
Costs and accrued profit – not billed	143	1,051
Less allowance for doubtful accounts	(2,773)	(3,294)
Accounts receivable, net	$210,488	$190,081

Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	September 28, 2012	December 31, 2011
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$397	$119
Total	$397	$119

5. FAIR VALUE MEASUREMENTS

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value at September 28, 2012 and December 31, 2011:

	September 28, 2012		December 31, 2011
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$273,567	$304,120	$203,522	$218,048

The above fair values were computed based on quoted market prices and discounted future cash flows, as applicable. Differences from carrying values are attributable to interest rate changes subsequent to when the transaction occurred. The increase in fair value of the long-term debt is driven by increased borrowings and an increase in the quoted market price for the Company's convertible notes.

The fair values of Cash and cash equivalents, Accounts receivable, net, Notes payable, and Accounts payable - trade approximate their carrying amounts due to the short-term maturities of these instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and nine months ended September 28, 2012 and September 30, 2011
(Unaudited)

5. FAIR VALUE MEASUREMENTS (CONTINUED)

The Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

Recurring Fair Value Measurements

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine their fair value at the measurement date:

	Total Carrying Value at	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
In thousands	September 28, 2012
Derivative instruments	$1,464	$—	$1,464	$—
Total assets	$1,464	$—	$1,464	$—

Contingent consideration	$3,138	$—	$—	$3,138
Total liabilities	$3,138	$—	$—	$3,138

	Total Carrying Value at	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
In thousands	December 31, 2011
Derivative instruments	$3,518	$—	$3,518	$—
Total assets	$3,518	$—	$3,518	$—

Contingent consideration	$3,355	$—	$—	$3,355
Total liabilities	$3,355	$—	$—	$3,355

The Company’s derivative instruments are foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy and have been included in other current assets and other assets on the Condensed Consolidated Balance Sheets at September 28, 2012 and December 31, 2011. Based on the continued ability to trade and enter into forward contracts, we consider the markets for our fair value instruments to be active.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of September 28, 2012, such credit risks have not had an adverse impact on the fair value of these instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and nine months ended September 28, 2012 and September 30, 2011
(Unaudited)

5. FAIR VALUE MEASUREMENTS (CONTINUED)

Recurring Fair Value Measurements (Continued)

The Company’s contingent consideration liability, included in Other accruals and payables and Other long-term liabilities on the Condensed Consolidated Balance Sheets, is associated with the 2011 acquisition of the assets of Target Electronic Supply ("Target"). This liability was measured at fair value based on the potential payments of the liability associated with the unobservable input of the estimated post-acquisition financial results of Target through 2014 and, therefore, is a Level 3 liability. The table below presents a rollforward of the instruments valued using Level 3 inputs:

In thousands
Balance at December 31, 2011	$3,355
Reduction of liability released to income	(483)
Accretion of implicit interest expense	266
Balance at September 28, 2012	$3,138

6. DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives Overview

The Company is exposed to certain risks relating to its ongoing business operations, including market risks relating to fluctuations in foreign currency exchange rates. Derivative financial instruments are recognized on the Condensed Consolidated Balance Sheets as either assets or liabilities and are measured at fair value. Changes in the fair values of derivatives are recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative is effective as part of a hedged transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income are subsequently included in earnings in the periods in which earnings are affected by the hedged item. The Company does not use derivative instruments for speculative purposes.

The Company holds forward exchange contracts designed to hedge forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on the Company’s earnings and cash flows. Some of these contracts were designated as cash flow hedges. The Company will include in earnings amounts currently included in accumulated other comprehensive income upon recognition of cost of sales related to the underlying transaction. During the three and nine months ended September 30, 2011, the loss reclassified to earnings from other comprehensive income for derivative instruments formerly designated as cash flow hedges was $0.2 million and $0.7 million, respectively. No amounts were reclassified to income from other comprehensive income for derivative instruments formerly designated as cash flow hedges during the three or nine months ended September 28, 2012. Over the next twelve months, the income related to cash flow hedges expected to be reclassified from other comprehensive income is $0.1 million.

Derivatives Not Designated as Hedging Instruments

The following table shows the fair value of derivative instruments not designated as hedging instruments:

		Fair Value
	Balance Sheet	September 28,	December 31,	Notional
In thousands	Location	2012	2011	Amount
Derivative Assets
Foreign exchange contracts	Other current assets /Other assets	$1,301	$3,517	$3,408 / $9,816 Australian Dollars
Foreign exchange contracts	Other current assets	163	1	$4,503 / $5,481
Total		$1,464	$3,518

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and nine months ended September 28, 2012 and September 30, 2011
(Unaudited)

6. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Derivatives Not Designated as Hedging Instruments (Continued)

On February 12, 2009, the Company dedesignated the forward contract it had entered into to hedge $36.5 million (AUD) of its $39.5 million (AUD) future minimum required payments to the Commonwealth of Australia. At September 28, 2012, the U.S. dollar value of the remaining hedged $3.4 million (AUD) payable was $3.5 million.

The following table shows the location and amount of the gain or (loss) recognized on the Condensed Consolidated Statements of Operations for derivatives not designated as hedge instruments:

		For the Three Months Ended		For the Nine Months Ended
	Income Statement Location	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
In thousands
Derivative Assets
Foreign exchange contracts (a)	Other (income) expense, net	$79	$(835)	$362	$(110)
Foreign exchange contracts	Other (income) expense, net	104	71	176	71
Total		$183	$(764)	$538	$(39)
Derivative Liabilities
Foreign exchange contracts	Other (income) expense, net	$—	$—	$—	$(2)
Total		$—	$—	$—	$(2)

a) For the three months and nine months ended September 28, 2012, the Company recorded expense of $0.1 million and $0.2 million, respectively, to other expense related to the change in the value of the previously hedged AUD payable. For the three months and nine months ended September 30, 2011, the Company recorded income of $1.1 million and $0.8 million, respectively, to other income related to the change in value of the previously hedged AUD payable.

7. INVENTORIES

Inventories consist of the following:

	September 28, 2012	December 31, 2011
In thousands
Merchandise for resale	$127,105	$129,345
Contracts and other work in process	222,781	195,299
Finished goods (including certain general stock materials)	14,327	15,202
Total	$364,213	$339,846

Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	September 28, 2012	December 31, 2011
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$6,326	$7,432
Total	$6,326	$7,432

During the third quarter, the Company settled one of these claims which resulted in a one-time loss of $0.6 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and nine months ended September 28, 2012 and September 30, 2011
(Unaudited)

7. INVENTORIES (CONTINUED)

K-MAX® inventory of $18.1 million and $20.3 million as of September 28, 2012, and December 31, 2011, respectively, is included in contracts and other work in process inventory and finished goods. Management believes that a significant portion of this K-MAX® inventory will be sold after September 28, 2013, based upon the anticipation of supporting the fleet for the foreseeable future.

SH-2G(I), formerly SH-2G(A), inventory of $52.6 million and $52.7 million as of September 28, 2012 and December 31, 2011, respectively, is included in contracts and other work in process inventory. Management believes that a significant portion of this inventory will be sold after September 28, 2013, based upon the time needed to market the aircraft and prepare them for sale. For more information on the SH-2G(I) inventory, see Note 10, Commitments and Contingencies.

Long-term Contracts

For long-term aerospace contracts, the Company generally recognizes revenue and cost based on the percentage-of-completion method of accounting, which allows for recognition of revenue as work on a contract progresses. The Company recognizes revenues and cost based on either (1) the cost-to-cost method, in which sales and profit are recorded based upon the ratio of costs incurred to estimated total costs to complete the contract, or (2) the units-of-delivery method, in which sales are recognized as deliveries are made and cost of sales is computed on the basis of the estimated ratio of total cost to total sales.

Revenue and cost estimates for all significant long-term contracts for which revenue is recognized using the percentage-of-completion method of accounting are reviewed and reassessed quarterly. Based upon these reviews, the Company records the effects of adjustments in profit estimates each period. If at any time the Company determines that in the case of a particular contract total costs will exceed total contract revenue, the Company will record a provision for the entire anticipated contract loss at that time. The net decrease in our operating income from changes in contract estimates totaled $0.3 million and $1.8 million for the three-month and nine-month periods ended September 28, 2012, and $0.2 million and $2.6 million for the three-month and nine-month periods ended September 30, 2011, respectively.

8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company:

	Industrial Distribution	Aerospace	Total
In thousands
Gross balance at December 31, 2011	$59,112	$108,336	$167,448
Accumulated impairment	—	(14,181)	(14,181)
Net balance at December 31, 2011	59,112	94,155	153,267
Additions	38,619	—	38,619
Impairments	—	—	—
Foreign currency translation	60	1,207	1,267
Ending balance at September 28, 2012	$97,791	$95,362	$193,153

In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), the Company evaluates goodwill for possible impairment on at least an annual basis. The Company is currently in the process of preparing its forecast, which it will use to complete its annual evaluation. As a result of this forecast process, management notes that there are external factors that could impact the expected future cash flows for two of its reporting units.
The Company's VT Composites reporting unit has experienced delays on certain programs that are driven by changes in our customers' requirements. The changes in these requirements did not result in the loss of any of the reporting unit’s contracted orders, but shifted revenues and related cash flows into future periods. The goodwill associated with this reporting unit is $18.8 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and nine months ended September 28, 2012 and September 30, 2011
(Unaudited)

8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)

Goodwill (Continued)

The Company's U.K. reporting unit has been successful in winning new orders during 2011 and 2012; however, this reporting unit has incurred higher than expected working capital requirements related to start-up expenditures associated with these new contracts. The goodwill associated with this reporting unit is $31.8 million.

Other intangible assets consisted of:

		At September 28,		At December 31,
		2012		2011
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Customer lists / relationships	6-21 years	$102,741	$(13,595)	$79,517	$(9,017)
Trademarks / trade names	3-7 years	2,655	(995)	1,824	(703)
Non-compete agreements and other	1-9 years	5,494	(2,850)	4,280	(2,254)
Patents	17 years	636	(487)	636	(467)
Total		$111,526	$(17,927)	$86,257	$(12,441)

9. PENSION PLANS

Components of net pension cost for the Qualified Pension Plan and Supplemental Employees’ Retirement Plan ("SERP") are as follows:

	For the Three Months Ended
	Qualified Pension Plan		SERP
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
In thousands
Service cost for benefits earned during the year	$3,519	$3,021	$96	$90
Interest cost on projected benefit obligation	6,578	7,082	105	129
Expected return on plan assets	(9,470)	(8,926)	—	—
Amortization of prior service credit (cost)	24	25	—	—
Recognized net loss	1,962	1,038	39	38
Net pension benefit cost	$2,613	$2,240	$240	$257

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and nine months ended September 28, 2012 and September 30, 2011
(Unaudited)

9. PENSION PLANS (CONTINUED)

	For the Nine Months Ended
	Qualified Pension Plan		SERP
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
In thousands
Service cost for benefits earned during the year	$10,557	$9,061	$287	$270
Interest cost on projected benefit obligation	19,734	21,244	315	387
Expected return on plan assets	(28,409)	(26,482)	—	—
Amortization of prior service credit (cost)	74	74	—	—
Recognized net loss	5,883	2,823	118	114
Additional amount recognized due to curtailment/settlement	—	—	—	560
Net pension benefit cost	$7,839	$6,720	$720	$1,331

The following tables show the amount of the contributions made during each period and the amount of contributions the Company expects to make to the Qualified Pension Plan and SERP during the fourth quarter of 2012:

Contributions paid-to-date:

	Qualified Pension Plan		SERP
	As of September 28, 2012	As of December 31, 2011	As of September 28, 2012	As of December 31, 2011
In thousands
Contributions paid-to-date	$10,000	$19,600	$401	$4,400

Expected Additional Contributions in 2012:

	Qualified Pension Plan	SERP
In thousands
Expected additional contributions	$—	$1,100

During the third quarter of 2012, the Company announced the retirement of a senior executive. This announcement resulted in an increase in the expected SERP contribution for 2012.

10. COMMITMENTS AND CONTINGENCIES

Legal Matters

Wichita Subpoena Matter

In 2011, the U.S. District Court for the District of Kansas issued a grand jury subpoena to the Aerospace segment's Wichita facility regarding a government investigation of record keeping associated with the manufacture of certain composite parts. Management is cooperating with the government's investigation and believes that it has fully complied with its legal obligations in connection with the manufacture of the parts in question. At September 28, 2012, the Company had no amount accrued for this matter, as it is unable to estimate the amount of costs, if any, that might be incurred in connection with the resolution of this matter at this time. The Company believes that the likelihood of an adverse outcome to this matter is remote.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and nine months ended September 28, 2012 and September 30, 2011
(Unaudited)

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Legal Matters (Continued)

40 mm

The Orlando facility is one of five defendants in a qui tam suit under the False Claims Act brought in 2011 by John D. King, a former employee of one of the other defendants. The case, United States ex rel. King v. DSE, Inc., et al., No. 9:08-cv-02416 (M.D. Fla.), is currently pending in the U.S. District Court for the Middle District of Florida. The United States Department of Justice has declined to intervene in the suit, and the case is being brought by Mr. King. The suit alleges that the Orlando facility knowingly submitted false claims or made false statements in connection with its work on 40 mm grenade programs. Management believes that it has fully complied with its legal obligations in connection with this program. At September 28, 2012, the Company had no amount accrued for this matter, as it is unable to estimate the amount of costs, if any, that might be incurred in connection with the resolution of this matter at this time. The Company believes that the likelihood of an adverse outcome to this matter is remote.

Other Matters

Revenue Sharing Agreement with the Commonwealth of Australia

The Company is actively engaged in efforts to resell the former Australia SH-2G(A) (now designated the SH-2G(I)) aircraft, spare parts and equipment to other potential customers. Pursuant to the terms of its revenue sharing agreement with the Commonwealth of Australia, the Company will share all proceeds from the resale of the aircraft, spare parts, and equipment with the Commonwealth on a predetermined basis, and total payments of at least $39.5 million (AUD) must be made to the Commonwealth regardless of sales. Cumulative payments of $33.1 million (AUD) have been made through September 28, 2012. An additional payment of $6.4 million (AUD) must be paid in March of 2013 to the extent that cumulative payments have not yet reached $39.5 million (AUD) at that date.

To secure these payments, the Company has provided the Commonwealth of Australia with an unconditional letter of credit, which is being reduced as such payments are made. The letter of credit balance at September 28, 2012, was $6.7 million. The letter of credit balance will continue to be reduced as payments are made to the Commonwealth of Australia. As of September 28, 2012, the U.S. dollar value of the remaining $6.4 million (AUD) required payment was $6.7 million, which is due in March 2013. In late 2008, the Company entered into foreign currency exchange contracts that limit the foreign currency risks associated with these required payments. See Note 6, Derivative Financial Instruments, for further discussion.

Moosup

This facility is currently being held for disposal. Site characterization of the environmental condition of the property, which began in 2008, is continuing. The total anticipated cost of the environmental remediation activities associated with the Moosup property is $4.3 million, unchanged from the previously reported estimate, all of which has been accrued. The total amount paid to date in connection with environmental remediation activities at this location is $2.4 million. A portion ($0.1 million) of the accrual related to this property is included in other accruals and payables and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

New Hartford

In connection with the sale of the Company’s Music segment in 2007, the Company assumed responsibility for meeting certain requirements of the Connecticut Transfer Act (the “Transfer Act”) that applied to our transfer of the New Hartford, Connecticut, facility leased by that segment for guitar manufacturing purposes (“Ovation”). Under the Transfer Act, those responsibilities essentially consist of assessing the site's environmental conditions and remediating environmental impairments, if any, caused by Ovation's operations prior to the sale. The site is a multi-tenant industrial park, in which Ovation and other unrelated entities lease space. The environmental assessment process, which began in 2008, is still ongoing.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and nine months ended September 28, 2012 and September 30, 2011
(Unaudited)

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Matters (Continued)

New Hartford (Continued)

The Company's estimate of its portion of the cost to assess the environmental conditions and remediate this site is $2.2 million, unchanged from the previously reported estimate, all of which has been accrued. The total amount paid to date in connection with these environmental remediation activities is $0.5 million. A portion ($0.3 million) of the accrual related to this property is included in other accruals and payables and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Bloomfield

In connection with the Company’s 2008 purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR, the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and continues the effort to define the scope of the remediation that will be required by the CTDEP. The assumed environmental liability of $10.3 million, all of which has been accrued, was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $4.9 million. A portion ($1.5 million) of the accrual related to this property is included in other accruals and payables, and the balance is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

United Kingdom

In connection with the purchase of U.K. Composites, the Company accrued, £1.6 million for environmental compliance at the facilities. The remaining balance of the accrual at September 28, 2012 was £0.5 million, with £0.9 million having been paid to date in connection with these environmental remediation activities and £0.2 million released to income in 2011. The U.S. dollar equivalent of the remaining environmental compliance liability as of September 28, 2012, is $0.8 million, which is included in other accruals and payables. The Company continues to assess the work that may be required, which may result in a change to this accrual. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and nine months ended September 28, 2012 and September 30, 2011
(Unaudited)

11. COMPUTATION OF EARNINGS PER SHARE

The computation of basic earnings per share is based on net earnings divided by the weighted average number of shares of common stock outstanding for each year. The computation of diluted earnings per share includes the common stock equivalency of dilutive options granted to employees under the Stock Incentive Plan.

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
In thousands, except per share amounts
Net earnings	$14,982	$12,965	$40,864	$41,184

Basic:
Weighted average number of shares outstanding	26,455	26,339	26,380	26,250
Net earnings per share	$0.57	$0.49	$1.55	$1.57
Diluted:
Weighted average number of shares outstanding	26,455	26,339	26,380	26,250
Weighted average shares issuable on exercise of dilutive stock options	168	222	160	238
Weighted average shares issuable on exercise of convertible notes	—	—	—	42
Total	26,623	26,561	26,540	26,530
Diluted net earnings per share	$0.56	$0.49	$1.54	$1.55

Excluded from the diluted earnings per share calculation for the three and nine months ended September 28, 2012, respectively, are 336,893 and 351,103 shares of equity awards granted to employees that are anti-dilutive based on the average stock price during those periods. Excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2011, respectively, are 165,482 and 233,965 shares of equity awards granted to employees that are anti-dilutive based on the average stock price during those periods.

In November 2010, the Company issued Convertible Notes due on November 15, 2017, in the aggregate principal amount of $115.0 million. Shares issuable under the Convertible Notes were excluded from the diluted earnings per share calculation for the three-month and nine-month periods ended September 28, 2012 because the conversion price was greater than the average market price of our stock during those periods. For the nine-month period ended September 30, 2011, shares issuable under the Convertible Notes that were dilutive during the period were included in the calculation of earnings per share as the exercise price for the Convertible Notes was less than the average share price. Excluded from the diluted earnings per share calculation for the three and nine months ended September 28, 2012 are 3,397,902 and 3,395,861 shares, respectively, issuable under the warrants sold in connection with the Company’s convertible note offering as they would be anti-dilutive. Excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2011, are 3,386,739 shares issuable under the warrants sold in connection with the Company’s convertible note offering as they would be anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and nine months ended September 28, 2012 and September 30, 2011
(Unaudited)

12. SHARE-BASED ARRANGEMENTS

General

The Company accounts for stock options and restricted stock as equity awards whereas the stock appreciation rights and employee stock purchase plan are accounted for as liability awards. Compensation expense for stock options and restricted stock awards is recognized on a straight-line basis over the vesting period of the awards.

The following table summarizes share-based compensation expense recorded during each period presented:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
In thousands
Stock options	$403	$351	$1,474	$1,385
Restricted stock awards	711	627	3,007	3,912
Stock appreciation rights	—	—	—	179
Employee stock purchase plan	115	87	328	244
Total share-based compensation	$1,229	$1,065	$4,809	$5,720

Stock option activity is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2012		September 28, 2012
	Options	Weighted - average exercise price	Options	Weighted - average exercise price
Options outstanding at beginning of period	1,090,204	$25.45	979,658	$23.35
Granted	—	—	181,620	33.59
Exercised	(98,767)	20.47	(154,198)	19.29
Forfeited or expired	—	—	(15,643)	17.66
Options outstanding at September 28, 2012	991,437	25.95	991,437	25.95

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Expected option term (years)			5.4	6.5
Expected volatility	—%	—%	46.5%	43.9%
Risk-free interest rate	—%	—%	0.9%	2.9%
Expected dividend yield	—%	—%	1.9%	2.2%
Per share fair value of options granted	$—	$—	$12.00	$12.05

No stock options were granted during the three months ended September 28, 2012 and September 30, 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and nine months ended September 28, 2012 and September 30, 2011
(Unaudited)

12. SHARE-BASED ARRANGEMENTS (CONTINUED)

Restricted Stock activity is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2012		September 28, 2012
	Restricted Stock Awards	Weighted- average grant date fair value	Restricted Stock Awards	Weighted- average grant date fair value
Restricted Stock outstanding at beginning of period	293,879	$28.00	309,533	$25.74
Granted	—	—	94,392	33.67
Vested	(17,623)	29.06	(125,867)	26.98
Forfeited or expired	—	—	(1,802)	23.54
Restricted Stock outstanding at September 28, 2012	276,256	27.94	276,256	27.94

13. SEGMENT AND GEOGRAPHIC INFORMATION

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

The Industrial Distribution segment is the third largest power transmission/motion control industrial distributor in North America. The segment provides products including bearings, mechanical and electrical power transmission, fluid power, motion control, automation, material handling components, electrical control and power distribution, and MRO supplies to a broad spectrum of industrial markets throughout North America.

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

Summarized financial information by business segment is as follows:

	For the Three Months Ended		For the Nine Months Ended
In thousands	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Net sales:
Industrial Distribution	$263,328	$239,132	$779,082	$717,309
Aerospace	151,285	117,388	429,733	402,120
Net sales	$414,613	$356,520	$1,208,815	$1,119,429
Operating income:
Industrial Distribution	$13,171	$12,252	$40,596	$37,002
Aerospace	24,410	19,173	66,469	62,952
Net gain (loss) on sale of assets	(53)	(14)	(21)	(50)
Corporate expense	(12,419)	(10,092)	(36,256)	(29,947)
Operating income	25,109	21,319	70,788	69,957
Interest expense, net	2,924	2,733	8,634	8,624
Other expense (income), net	(71)	(176)	(234)	(590)
Earnings before income taxes	22,256	18,762	62,388	61,923
Income tax expense	7,274	5,797	21,524	20,739
Net earnings	$14,982	$12,965	$40,864	$41,184

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and nine months ended September 28, 2012 and September 30, 2011
(Unaudited)

14. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in shareholders’ equity for the nine months ended September 28, 2012, were as follows:

in thousands
Balance at December 31, 2011	$373,071
Comprehensive income	48,435
Dividends declared	(12,685)
Employee stock plans and related tax benefit	5,730
Purchase of treasury shares	(733)
Share-based compensation expense	4,809
Balance at September 28, 2012	$418,627

The components of accumulated other comprehensive income (loss) are shown below:

	As of
	September 28, 2012	December 31, 2011
in thousands
Changes in pension and post-retirement benefit plans	$(92,027)	$(96,111)
Foreign currency translation adjustment	(17,878)	(21,365)
Unrealized gain (loss) on derivative instruments	(470)	(470)
Accumulated other comprehensive income (loss)	$(110,375)	$(117,946)

No amounts were reclassified from other comprehensive income into net earnings for foreign currency translation adjustments for the three months and nine months ended September 28, 2012.

15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of these financial statements. No material subsequent events were identified that required disclosure.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide readers of our condensed consolidated financial statements with the perspectives of management. MD&A presents, in narrative form, information regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results. MD&A is designed to enable the readers of this report to obtain a comprehensive understanding of our businesses, strategies, current trends and future prospects. Our MD&A should be read in conjunction with our 2011 Annual Report on Form 10-K.

OVERVIEW OF BUSINESS

Kaman Corporation (the "Company") is composed of two business segments:

•	Industrial Distribution, the third largest power transmission/motion control industrial distributor in North America.

•	Aerospace, a manufacturer and subcontractor in the international, commercial and military aerospace and defense markets.

Financial performance

•	Net sales increased 16.3% and 8.0% for the three months and nine months ended September 28, 2012, respectively, compared to the comparable periods in the prior year.

•	Net earnings increased 15.6% for the three months ended September 28, 2012, and decreased 0.8% for the nine months ended September 28, 2012, compared to the comparable periods in the prior year.

•
Diluted earnings per share increased to $0.56 for the three months ended September 28, 2012, an increase of $0.07 compared to the comparable period in prior year. Diluted earnings per share decreased by $0.01 to $1.54 for the nine months ended September 28, 2012, compared to the comparable period in the prior year.

•	Cash flows provided by operating activities were $38.1 million for the nine months ended September 28, 2012, an increase of $22.6 million when compared to the comparable period in the prior year.

•	We achieved record sales at our Industrial Distribution segment for the quarter ended September 28, 2012.

Acquisitions

•	On July 2, 2012, the Company acquired substantially all of the assets of Florida Bearings, Inc. ("FBI"). FBI has become part of the Company's Industrial Distribution segment.

•
On August 31, 2012, the Company acquired substantially all of the assets and certain liabilities of Zeller Corporation ("Zeller"). Zeller has become part of the Company's Industrial Distribution segment.

Key events

•	We delivered 10,113 fuzes under our Joint Programmable Fuze ("JPF") program with the U.S. Government during the third quarter of 2012, for a total of 20,427 fuzes in the first nine months of 2012.

•
On September 4, 2012, a definitive agreement was signed by Kaman Aerospace Group and Kineco Private Limited to form a manufacturing joint venture in Goa, India, Kineco Kaman Composites - India. We completed our due diligence procedures during the third quarter of 2012 and anticipate that limited operations will begin in the fourth quarter. The newly formed company will manufacture advanced composite structures for aerospace, medical and other industries.

•
On August 7, 2012, Ms. Candace A. Clark, Senior Vice President, Chief Legal Officer, and Secretary of the Company, notified the Company’s Board of Directors of her decision to retire on November 30, 2012. She will be succeeded by Mr. Shawn G. Lisle, who will become the Company’s Senior Vice President and General Counsel on December 1, 2012.

•
In July 2012, the U.S. Marine Corp approved the deployment extension of the Unmanned K-MAX®. This extension allows for K-MAX service in Afghanistan for an additional six months through March 2013, and includes an option to extend its time through September 2013.

•	In July 2012, we entered into a five-year contract with Aircelle to produce composite structures at our UK Composites facility.

Outlook

We are lowering our full year outlook for 2012, due to lower than expected sales and operating margin during the first nine months, additional customer driven program deferrals in Aerospace and weakening end market demand at Industrial Distribution which is expected in the fourth quarter. Although JPF sales increased substantially during the third quarter and are expected to exceed expectations for the full year, this increase is expected to be offset by lower deliveries on other Aerospace programs. At Industrial Distribution, fourth quarter sales are expected to benefit from the acquisitions of FBI and Zeller operating assets, however organic growth is expected to remain flat due to an anticipated decline in activity for certain end markets. We are managing costs across the company in an effort to ensure that we maintain our profit margins and be in a position to react to changing market conditions.

The Company's updated expectations for 2012 are as follows:

•	Industrial Distribution:

◦	Sales of $1,040 million to $1,055 million

◦	Operating margin between 5.1% and 5.3%

•	Aerospace:

◦	Sales of $585 million to $595 million

◦	Operating margin between 15.7% and 16.0%

•	Corporate expenses of approximately $49 million

•	Interest expense of approximately $11.5 million

•	Estimated tax rate of between 34.5% and 35.0%

•	Free cash flow in the range of $25 million to $30 million.

RESULTS OF CONTINUING OPERATIONS

Consolidated Results

Net Sales

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(in thousands)
Net Sales	$414,613	$356,520	$1,208,815	$1,119,429
$ change	58,093	(3,025)	89,386	166,025
% change	16.3%	(0.8)%	8.0%	17.4%
The increase in net sales for the three months and nine months ended September 28, 2012, versus the comparable periods in 2011 was attributable to an increase in sales at both our segments. The increase was primarily a result of the contribution of sales from our 2011 and 2012 acquisitions and increased shipments to the United States Government ("USG") of the JPF. Partially offsetting these increases were the unfavorable impact of foreign currency exchange rates on sales of $1.6 million and $5.0 million during the three months and nine months ended September 28, 2012, respectively. (See segment discussions below for additional information.)
Gross Profit

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(in thousands)
Gross Profit	$115,304	$101,652	$336,701	$312,801
$ change	13,652	7,889	23,900	63,023
% change	13.4%	8.4%	7.6%	25.2%
% of net sales	27.8%	28.5%	27.9%	27.9%

Gross profit increased for the three months and nine months ended September 28, 2012, versus the comparable periods in 2011 primarily due to the contribution of gross profit from our 2011 and 2012 acquisitions and an increase in organic gross profit in our Aerospace segment.

The increase in organic gross profit for the three months and nine months ended September 28, 2012 in our Aerospace segment was due to increased shipments of the JPF to the USG, increased gross profit on our helicopter aftermarket programs, including the Egypt SH-2G(E) upgrade program, our Bell blade program and K-MAX spares and related parts and increased sales volume related to our bearing product lines, including the commercial and regional / business jet markets. These increases were partially offset by a lower volume of work on our unmanned K-MAX® aircraft system, and fewer shipments of Sikorsky BLACK HAWK helicopter cockpits due to lower customer requirements.

Selling, General & Administrative Expenses (SG&A)

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(in thousands)
SG&A	$90,142	$80,319	$265,892	$242,794
$ change	9,823	5,060	23,098	24,496
% change	12.2%	6.7%	9.5%	11.2%
% of net sales	21.7%	22.5%	22.0%	21.7%

SG&A increased for the three months ended September 28, 2012, versus the comparable period in 2011 primarily due to the following:

•	incremental SG&A expenses resulting from our 2011 and 2012 acquisitions; and

•	increases in corporate expense, primarily related to higher acquisition related costs and incentive compensation expense due to an increase in the number of participants in our plans.

In October 2012, we realigned certain operations within our Aerospace segment. This realignment resulted in one-time costs of $0.6 million in the third quarter, primarily related to severance; however, we anticipate that the cost savings in the fourth quarter will offset these one-time costs.

SG&A increased for the nine months ended September 28, 2012, versus the comparable period in 2011 primarily due to the following:

•	incremental SG&A expenses resulting from our 2011 and 2012 acquisitions;

•
organic increases in expenses at our Industrial Distribution segment primarily related to employee related expenses including group health insurance, and an increase in expense associated with the implementation of our new enterprise resource planning ("ERP") system;

•	the absence of the $2.4 million non-recurring benefit received in the first half of 2011 associated with the death of a former executive; and

•	increases in corporate expense, primarily related to higher acquisition related costs and incentive compensation expense.

As noted above, acquisition related costs contributed to the increase in corporate SG&A expenses. For the three months and nine months ended September 28, 2012, these acquisition related costs were approximately $1.0 million and $2.0 million, respectively.

The increases for the nine months ended September 28, 2012 were partially offset by decreases in organic SG&A expenses at our Aerospace segment primarily due to the absence of the legal fees associated with FMU-143 program litigation matters in 2011.

Operating Income

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(in thousands)
Operating Income	$25,109	$21,319	$70,788	$69,957
$ change	3,790	2,830	831	37,962
% change	17.8%	15.2%	1.2%	118.6%
% of net sales	6.1%	6.0%	5.9%	6.2%

The increase in operating income for the three months and nine months ended September 28, 2012, versus the comparable period in 2011 was due to an increase in both our Aerospace and Industrial Distribution segments operating income, slightly offset by an increase in corporate expenses. (See segment discussion below for additional information.)

Interest Expense, Net

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(in thousands)
Interest Expense, net	$2,924	$2,733	$8,634	$8,624

Interest expense, net, generally consists of interest charged on the revolving credit facility and other borrowings and the amortization of debt issuance costs, offset by interest income. The increase in interest expense, net for the three months ended September 28, 2012, versus the comparable period in 2011 was primarily due to higher average borrowings and a higher average interest rate for the period. At September 28, 2012, the interest rate for outstanding amounts on both the Revolving Credit Agreement and Term Loan Agreement was 1.72% compared to 1.61% at September 30, 2011.

Effective Income Tax Rate

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011

Effective Income Tax Rate	32.7%	30.9%	34.5%	33.5%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the year. The effective tax rates for the three-month periods ending September 28, 2012, and September 30, 2011, were favorably impacted by discrete quarterly adjustments, including enacted tax rate decreases in the U.K. The increase in the effective tax rate for the three months and nine months ended September 28, 2012 compared to the prior year was due principally to the receipt of non-taxable life insurance proceeds in 2011. We anticipate the effective tax rate for the full year 2012 to be in the range of 34% to 35%.

Industrial Distribution Segment

Results of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(in thousands)
Net Sales	$263,328	$239,132	$779,082	$717,309
$ change	24,196	16,005	61,773	103,999
% change	10.1%	7.2%	8.6%	17.0%

Operating Income	$13,171	$12,252	$40,596	$37,002
$ change	919	3,758	3,594	15,983
% change	7.5%	44.2%	9.7%	76.0%
% of net sales	5.0%	5.1%	5.2%	5.2%

Organic Sales Per Sales Day

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(in thousands)
Net sales	$263,328	$239,132	$779,082	$717,309
Acquisition sales	24,368	—	52,721	—
Organic sales	$238,960	$239,132	$726,361	$717,309
Sales days	63	63	191	192
Organic sales per sales day (a)	$3,793	$3,796	$3,803	$3,736
% change	(0.1)%	7.2%	1.8%	17.0%
(a) Organic sales per sales day is a metric management uses to evaluate performance trends at our Industrial Distribution segment and is calculated by taking total organic sales divided by the number of sales days in the period. An acquisition is included in organic sales beginning with the thirteenth month following the date of acquisition. Prior period informations is adjusted to reflect acquisition sales for that period as organic sales when calculating organic sales per sales day. See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures.

Net Sales

Net sales for three months and nine months ended September 28, 2012, increased 10.1% and 9.2%, respectively, as compared to the comparable periods in 2011, when measured on a same day sales basis. These increases were due to our 2011 and 2012 acquisitions, partially offset by the unfavorable impact of foreign currency exchange rates for the three-month and nine-month periods of $0.6 million and $2.5 million, respectively. Organic sales for the three months ended September 28, 2012 were flat as compared to the comparable period in the prior year. This was primarily due to declines in the food and beverage manufacturing industries, mostly offset by increases in primary metal and fabricated metal manufacturing, merchant wholesalers and durable goods, and paper manufacturing. Organic sales for the nine months ended September 28, 2012 increased 1.8%, when measured on a same day sales basis, primarily due to an increase in sales volume for our Original Equipment Manufacturer ("OEM") and Maintenance, Repair and Operations ("MRO") customers, offset by lower national account sales volume. By industry, sales increased in primary metal, fabricated metal, machinery, and nonmetallic mineral manufacturing and merchant wholesaler and durable goods. These increases were partially offset by declines in sales volume in the food and beverage manufacturing industries.

Operating Income

Operating income for the three months ended September 28, 2012, increased versus the comparable period in 2011 due to the contribution of operating income from our 2011 and 2012 acquisitions. These increases were partially offset by an increase in employee related costs and an increase in expense associated with the implementation of our new ERP system.

Operating income for the nine months ended September 28, 2012, increased versus the comparable period in 2011 due to increased sales volume and our ability to leverage operating costs, the contribution of operating income from our 2011 and 2012 acquisitions and the non-recurring benefit associated with purchase accounting adjustments for acquisitions completed in 2011. These increases were partially offset by higher employee related expenses including group health insurance, and an increase in expense associated with the implementation of our new ERP system.

Other Matters

Parker

We continue the process of integrating Parker Hannifin Corporation ("Parker") hydraulics, fluid connectors and automation products into our operations. We have made progress toward the conversion of several brands of fluid power products to Parker and will continue training initiatives in the coming quarters as we transition our customers' requirements. Sales of Parker branded products, when measured on a same store basis, were up 19% in the third quarter as compared to the prior year; however, this growth has been more than offset by declines in the other fluid power brands. We believe our relationship with Parker is an important long-term marketing and strategic growth initiative for our Industrial Distribution segment.

Enterprise Resource Planning System

In July 2012, we announced our decision to invest in a new enterprise-wide business system for our Industrial Distribution segment. The anticipated total investment in the new system is approximately $40 million to $45 million, which will be spread over a number of years. Of the total investment, approximately 75% will be capitalized. Depreciation and amortization of the capitalized cost is expected to begin in 2013 and increase over the following three to four years. In order to minimize disruptions to our ongoing operations we have developed a project plan that takes a phased approach to implementation and includes appropriate contingencies. The multi-year project is underway and we have begun to incur expenditures associated with the implementation. For the three months and nine months ended September 28, 2012, expenses incurred were approximately $0.2 million and $0.7 million, respectively.

Aerospace Segment

Results of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(in thousands)
Net Sales	$151,285	$117,388	$429,733	$402,120
$ change	33,897	(19,030)	27,613	62,026
% change	28.9%	(13.9)%	6.9%	18.2%

Operating Income	$24,410	$19,173	$66,469	$62,952
$ change	5,237	156	3,517	22,188
% change	27.3%	0.8%	5.6%	54.4%
% of net sales	16.1%	16.3%	15.5%	15.7%

Net sales

Net sales increased for the three months and nine months ended September 28, 2012, versus the comparable periods in 2011 due to:

•	increased shipments to the United States Government ("USG") of the JPF;

•	the incremental contribution of sales from the acquisition of Vermont Composites;

•	a higher volume of sales on our legacy fuze programs for the three-month period;

•	an increase in sales volume on our commercial composite programs;

•	increased deliveries under our Boeing A-10 program;

•	higher volume of sales on our helicopter aftermarket programs, including the Egypt SH-2G(E) upgrade program and K-MAX® commercial spares; and

•	an increase in sales volume on bearings products including the commercial, business / regional jet markets and helicopters market.

Additionally, for the nine months ended September 28, 2012, net sales increased due to higher volume sales on our Bell blade program and increased shipments on the Boeing 777 program due to customer requested rate increases.

These increases were partially offset by:

•	lower shipments under our Sikorsky BLACK HAWK helicopter cockpit program due to lower customer requirements;

•	a lower volume of work on our unmanned K-MAX® aircraft system;

•	a decrease in engineering design services for certain commercial platforms primarily driven by customer requirements; and

•	an unfavorable impact of currency exchange rate changes of $1.0 million and $2.5 million for the three months and nine months, respectively.

Additionally, for the nine-month period, these increases were also offset by:

•	an absence of commercial sales of the JPF to foreign militaries;

•	a decrease in sales volume on our legacy fuze programs;

•	lower volume on our helicopter offload programs, specifically the phase-out of joining and installation work under the Sikorsky offload program; and

•	a reduction in C-17 ship set deliveries due to a customer-driven reduction in volume.

Operating Income

Operating income increased for the three months and nine months ended September 28, 2012, versus the comparable periods in 2011 due to the following:

•	increased shipments to the USG of the JPF;

•	a higher gross profit on our legacy fuze programs resulting from increased sales for the three-month period; and

•	the absence of legal fees related to the FMU-143 program litigation matters that impacted 2011.

Additionally, operating income increased for the nine months ended September 28, 2012, due to increased gross profit on our helicopter aftermarket programs, including the Egypt SH-2G(E) upgrade program, our Bell blade program and K-MAX® commercial spares and related parts.

These increases were partially offset by:

•	a lower volume of work on our unmanned K-MAX® aircraft system; and

•	lower shipments under our Sikorsky BLACK HAWK programs due to reduced customer requirements.

Additionally, for the nine-month period, these increases were also offset by:

•	an absence of commercial sales of the JPF to foreign militaries;

•	a lower gross profit on our legacy fuze programs; and

•	lower volume on our helicopter offload programs, specifically the phase-out of joining and installation work under the Sikorsky offload program.

Long-Term Contracts

For long-term aerospace contracts, we generally recognize sales and income based on the percentage-of-completion method of accounting, which allows for recognition of revenue as work on a contract progresses. We recognize sales and profit based on either (1) the cost-to-cost method, in which sales and profit are recorded based upon the ratio of costs incurred to estimated total costs to complete the contract, or (2) the units-of-delivery method, in which sales are recognized as deliveries are made and cost of sales is computed on the basis of the estimated ratio of total cost to total sales.

Revenue and cost estimates for all significant long-term contracts for which revenue is recognized using the percentage-of-completion method of accounting contracts are reviewed and reassessed quarterly. Based upon these reviews, we record the effects of adjustments in profit estimates each period. If at any time management determines that in the case of a particular contract total costs will exceed total contract revenue, we record a provision for the entire anticipated contract loss at that time. The net decrease in our operating income from changes in contract estimates totaled $0.3 million and $1.8 million for the three-month and nine-month periods ended September 28, 2012, and $0.2 million and $2.6 million for the three-month and nine-month periods ended September 30, 2011, respectively. These decreases were primarily driven by additional cost for our JPF program resulting from efforts undertaken to return to lot acceptance testing after the failures experienced during 2011 and 2012.

Sequestration

The Budget Control Act of 2011 (the “BCA”) enacted 10-year discretionary spending caps which are expected to generate over $1 trillion in savings for the U.S. Government, a substantial portion of which comes from DoD baseline spending reductions. Unless the BCA is amended, automatic spending cuts (referred to as sequestration) totaling $1.2 trillion over ten years will be triggered beginning as of January 3, 2013, approximately $487 billion of which are expected to come from reductions to DoD baseline spending. Although we cannot predict where these cuts will be made, we believe our portfolio of programs and product offerings are well positioned and will not be materially impacted by the DoD budget cuts. We conducted a program by program review of our Aerospace segment to better assess the potential impact that sequestration may have on us, and our initial analysis indicates that approximately $25 million of revenue is at risk for 2013. While significant, this is less than one and a half percent of our anticipated consolidated revenue, and any decline is expected to be more than offset by increased sales on our commercial programs due to production rate increases at Boeing and Airbus, as well as increased revenues on the AH-1Z and A-10 programs.

Backlog

	September 28, 2012	December 31, 2011
	(in thousands)
Backlog	$538,258	$531,920

Major Programs/Product Lines

Below is a discussion of the significant changes in the Aerospace segment's major programs during the first nine months of 2012. Please see our 2011 Annual Report on Form 10-K for a complete discussion of our Aerospace segment's programs.

BLACK HAWK

The Sikorsky BLACK HAWK helicopter cockpit program involves the manufacture of cockpits including the installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines, and the composite structure that holds the windscreen for most models of the BLACK HAWK helicopter. During the nine months ended September 28, 2012, we delivered 92 cockpits compared to 129 cockpits for the same period in 2011. The decline is due to a reduction in the requirements of our customer and a tooling issue at a component supplier that slowed down our production line. As a result of lower customer demand and the component supplier issue, we expect BLACK HAWK deliveries of approximately 128 cockpits for the year, less than originally expected. On May 30, 2012, we signed a long-term agreement ("LTA") for the next multi-year contract for this program, which will allow us to continue to perform work under this program through 2017. During the third quarter of 2012, we began receiving orders under this LTA. Orders placed to date for the program will allow us to continue deliveries through 2013. Included in backlog is $92.6 million for new orders.

AH-1Z

The segment manufactures cabins for the increased capability AH-1Z attack helicopter, which is produced by Bell Helicopter (“Bell”) for the U.S. Marine Corps. The cabin is the largest and most complex airframe structure utilized in the final assembly of the AH-1Z helicopter and has not been manufactured new since 1995. We currently have $32.3 million in backlog for orders under this program; with potential follow-on options the program value could exceed $200.0 million. The first cabin delivery is expected by the end of 2012 or first quarter of 2013.

FMU-152 – Joint Programmable Fuze (“JPF”)

We manufacture the JPF, an electro-mechanical bomb safe and arming device, which allows the settings of a weapon to be programmed in flight. During 2009, we entered into a contract modification with the USG for the award of Options 6, 7 and 8 under our multi-option JPF contract. During the first nine months of 2012, we were awarded orders totaling $31.7 million from the United States Air Force ("USAF") under our JPF fuze program. Total JPF backlog at September 28, 2012, is $91.7 million, which is scheduled to be delivered into 2014.

A total of 10,113 fuzes passed acceptance testing and were delivered to our customer during the third quarter, for a total of 20,427 fuzes delivered in the first nine months of 2012. The product line continues to perform above contract requirements for lot acceptance and operational reliability has been in excess of 99%. We occasionally experience lot acceptance test failures due to the complexity of the product and the extreme parameters of the acceptance test. Given the maturity of the product, we now generally experience isolated failures, rather than systematic ones. As a result, identifying a root cause can take longer and result in less smooth delivery performance from quarter to quarter. Test failures did occur during the first nine months of 2012 and the Company worked closely with our customer to review our findings and ensure appropriate corrective actions were taken. We continue to perform lot acceptance testing on fuze components and we expect to ship approximately 5,000 - 7,000 fuzes in the fourth quarter.

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

We anticipate a variety of items will have an impact on our liquidity during the next 12 months, in addition to our working capital requirements. These could include one or more of the following:

•	the matters described in Note 10, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements, including;

◦	the revenue sharing arrangement with the Commonwealth of Australia; and

◦	the cost of existing environmental remediation matters;

•	required contributions to our qualified pension plan and Supplemental Employees’ Retirement Plan (“SERP”); and

•	the extension of payment terms by our customers.

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

Pursuant to the terms of the revenue sharing agreement with the Commonwealth of Australia, we will share all proceeds from the resale of the SH-2G(I), formerly SH-2G(A), aircraft, spare parts, and equipment with the Commonwealth on a predetermined basis. Minimum payments of at least $39.5 million (AUD) must be made to the Commonwealth regardless of sales. Cumulative payments of $33.1 million (AUD) have been made through September 28, 2012. An additional payment of $6.4 million (AUD) must be made in March of 2013 to the extent that cumulative payments have not yet reached $39.5 million(AUD) at that date.

To secure these payments, we have provided the Commonwealth with an unconditional letter of credit, which is being reduced as such payments are made. As of September 28, 2012, the U.S. dollar value of the remaining $6.4 million (AUD) required payment was $6.7 million. In 2008, we entered into foreign currency exchange contracts that limit the foreign currency risks associated with these required payments. See Note 6, Derivative Financial Instruments, of the Notes to Condensed Consolidated Financial Statements, for further discussion of these instruments.

	For the Nine Months Ended
	September 28, 2012	September 30, 2011	2012 vs. 2011
	(in thousands)
Total cash provided by (used in):
Operating activities	$38,077	$15,497	$22,580
Investing activities	(103,025)	(31,887)	(71,138)
Financing activities	62,370	(463)	62,833

Free Cash Flow (a):
Net cash provided by (used in) operating activities	$38,077	$15,497	$22,580
Expenditures for property, plant and equipment	(19,565)	(19,416)	(149)
Free cash flow	$18,512	$(3,919)	$22,431

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

Net cash provided by operating activities increased $22.6 million for the nine months ended September 28, 2012, versus the comparable period in 2011 primarily due to the following:

•	a lower contribution to our qualified pension plan;

•	our second guaranteed payment to the Commonwealth of Australia being less than the payment made in the prior year; and

•	higher customer cash receipts.

These were partially offset by higher inventory-related production expenditures at our Aerospace segment related to new programs.

Net cash used in investing activities increased $71.1 million for the nine months ended September 28, 2012, versus the comparable period in 2011 primarily due to an increase of $70.3 million in cash used for acquisitions during the year and holdback payments to the former owners of businesses acquired in prior years and the absence of $2.2 million received during the first quarter of 2011 from a life insurance policy.

Net cash provided by financing activities increased $62.8 million for the nine months ended September 28, 2012, versus the comparable period in 2011, primarily due to an increase in borrowings under the Revolving Credit Agreement of $66.9 million to fund acquisitions of new businesses and holdback payments to the former owners of businesses acquired in prior years. This increase was partially offset by lower receipts from the exercise of employee stock options and higher dividend payments.

Financing Arrangements

We maintain a $275 million Revolving Credit Agreement expiring September 20, 2014. The Revolving Credit Agreement includes an “accordion” feature that would allow us to increase the aggregate amount available to $350 million, subject to additional commitments from lenders. The Revolving Credit Agreement may be used for working capital, letters of credit and other general corporate purposes, including acquisitions. We also maintain a $42.5 million Term Loan Agreement with a four-year term, which is in addition to our Revolving Credit Agreement. Principal payments, which started in the third quarter of 2010, of $1.25 million are due quarterly, with $22.5 million of the initial aggregate principal payable in the final quarter of the Term Loan Agreement. We may increase the term loan by up to an aggregate of $50 million with additional commitments from the banks or new commitments from acceptable financial institutions.

Interest rates on amounts outstanding under the Revolving Credit Agreement and the Term Loan Agreement are variable. At September 28, 2012, the interest rate for the outstanding amounts on both the Revolving Credit Agreement and Term Loan Agreement was 1.72%. At December 31, 2011, the interest rate for the outstanding amounts on both the Revolving Credit Agreement and Term Loan Agreement was 1.68%.

The financial covenants associated with the Revolving Credit Agreement and Term Loan Agreement include a requirement that (i) the ratio of Consolidated Senior Secured Indebtedness to Consolidated EBITDA, as defined in the Revolving Credit Agreement, cannot be greater than 3.50 to 1.00, (ii) the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, as defined in the Revolving Credit Agreement, cannot be greater than 4.00 to 1.00, and (iii) the ratio of Consolidated EBITDA, as defined in the Revolving Credit Agreement, to the sum of (a) all interest, premium payments, debt discounts, fees, charges and related expenses and (b) the portion of rent expense under capital leases that is treated as interest expense cannot be less than 4.00 to 1.00. We were in compliance with those financial covenants as of and for the quarter ended September 28, 2012, and we do not anticipate noncompliance in the foreseeable future.

Total average bank borrowings during the quarter ended September 28, 2012, were $137.5 million compared to $57.4 million for the year ended December 31, 2011. This increase is attributable to the acquisitions we completed in 2011 and 2012 and working capital requirements during the first nine months of 2012. As of September 28, 2012, and December 31, 2011, there was $124.7 million and $191.7 million available for borrowing, respectively, under the Revolving Credit Agreement, net of letters of credit. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Agreement. A total of $12.8 million and $18.3 million in letters of credit was outstanding under the Revolving Credit Agreement as of September 28, 2012, and December 31, 2011, respectively. At September 28, 2012, and December 31, 2011, $6.7 million and $13.1 million of our letters of credit, respectively, related to the guaranteed minimum payments to Australia in connection with the ownership transfer of the 11 SH-2G(A) helicopters (along with spare parts and associated equipment). The letter of credit balance will continue to be reduced as payments are made to Australia.

Other Sources/Uses of Capital

Through the end of the third quarter we have contributed $10.0 million to the qualified pension plan and $0.4 million to the SERP. We do not expect to make any further contributions to the qualified pension plan during 2012. During the third quarter of 2012, we announced the retirement of a senior executive. This announcement resulted in an increase in the expected SERP contribution for 2012. We anticipate an additional contribution of $1.1 million to the SERP in the last quarter of 2012. For the 2011 plan year, we contributed $19.6 million to the qualified pension plan and $4.4 million to the SERP.

In November 2000, our Board of Directors approved a replenishment of our stock repurchase program, providing for repurchase of an aggregate of 1.4 million common shares for use in administration of our stock plans and for general corporate purposes. There were no shares repurchased under this program during the first nine months of 2012. At September 28, 2012, approximately 1.0 million shares remained authorized for repurchase under this program.

NON-GAAP FINANCIAL MEASURES

Management believes that the non-GAAP (Generally Accepted Accounting Principles) measures used in this report on Form 10-Q provide investors with important perspectives into our ongoing business performance.  We do not intend for the information to be considered in isolation or as a substitute for the related GAAP measures.  Other companies may define the measures differently. We define the non-GAAP measures used in this report and other disclosures as follows:

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes outside the ordinary course of business in our contractual obligations or off-balance sheet arrangements during the first nine months of 2012. Please see our 2011 Annual Report on Form 10-K for a discussion of our contractual obligations and off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the company’s exposure to market risk during the third quarter of 2012. Please see the company’s 2011 Annual Report on Form 10-K, for a discussion of the company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 28, 2012. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 28, 2012, the disclosure controls and procedures were effective.

Changes in Internal Controls
There were no changes in internal controls over financial reporting at the company that have materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1A. Risk Factors

Please see the company's 2011 Annual Report on Form 10-K for a complete discussion of the company's risk factors. The following represents an emerging risk factor identified during the second quarter of 2012 not discussed in filings prior to our second quarter Form 10-Q:

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

Although we cannot predict where these cuts will be made, we believe our portfolio of programs and product offerings are well positioned and will not be materially impacted by the DoD budget cuts. Our initial analysis indicates that approximately $25 million of revenue at our Aerospace segment may be at risk for 2013, but the possibility remains that the adverse impact could be more significant than is presently anticipated. Moreover, one or more of our programs could be reduced, extended, or terminated as a result of the USG's continuing assessment of priorities, which could result in facility closures and personnel reductions that could significantly impact our operations.

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements also may be included in other publicly available documents from time to time issued by the Company and in oral statements from time to time made by our officers and representatives. These forward-looking statements are intended to provide management's current expectations or plans for the Company's future operating and financial performance, based on assumptions currently believed to be valid. They can be identified by the use of words such as "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and other words of similar meaning in connection with a discussion of future operating or financial performance. Examples of forward looking statements include, among others, statements relating to future sales, earnings, cash flows, results of operations, uses of cash and other measures of financial performance.
Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and other factors that may cause the Company's actual results and financial condition to differ materially from those expressed or implied in the forward-looking statements. Such risks, uncertainties and other factors include, among others: (i) changes in domestic and foreign economic and competitive conditions in markets served by the Company, particularly the defense, commercial aviation and industrial production markets; (ii) changes in government and customer priorities and requirements (including cost-cutting initiatives, the potential deferral of awards, terminations or reductions of expenditures to respond to the priorities of Congress and the Administration, or budgetary cuts resulting from Congressional actions or automatic sequestration under the Budget Control Act of 2011); (iii) changes in geopolitical conditions in countries where the Company does or intends to do business; (iv) the successful conclusion of competitions for government programs and thereafter contract negotiations with government authorities, both foreign and domestic; (v) the existence of standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; (vi) the satisfactory conclusion to government inquiries or investigations regarding government programs, including the satisfactory resolution of the Wichita subpoena matter; (vii) risks and uncertainties associated with the successful implementation and ramp up of significant new programs; (viii) potential difficulties associated with variable acceptance test results, given sensitive production materials and extreme test parameters; (ix) the successful resale of the SH-2G(I) aircraft, equipment and spare parts; (x) the receipt and successful execution of production orders for the JPF U.S. government contract, including the exercise of all contract options and receipt of orders from allied militaries, as all have been assumed in connection with goodwill impairment evaluations; (xi) the continued support of the existing K-MAX® helicopter fleet, including sale of existing K-MAX® spare parts inventory; (xii) the accuracy of current cost estimates associated with environmental remediation activities at the Bloomfield, Moosup and New Hartford, CT facilities and our U.K. facilities; (xiii) the profitable integration of acquired businesses into the Company's operations; (xiv) changes in supplier sales or vendor incentive policies; (xv) the effects of price increases or decreases; (xvi) the effects of pension regulations, pension plan assumptions, pension plan asset performance and future contributions; (xvii) future levels of indebtedness and capital expenditures; (xviii) the future availability of credit and the Company's ability or desire to maintain its current credit rating; (xix) the continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs for such items; (xx) the effects of currency exchange rates and foreign competition on future operations; (xxi) changes in laws and regulations, taxes, interest rates, inflation rates and general business conditions; (xxii) future repurchases and/or issuances of common stock; and (xxiii) such other risks and uncertainties as are discussed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.

All forward-looking statements made in this report are based solely on information that is currently available as of the date of filing of this report, and the Company undertakes no obligation to update any such forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 2. Unregistered Sales of equity securities and use of proceeds

The following table provides information about purchases of Common Stock by the Company during the three months ended September 28, 2012:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (b)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
June 30, 2012 – July 27, 2012	—	$—	—	964,757
July 28, 2012 – August 24, 2012	—	—	—	964,757
August 25, 2012 – September 28, 2012	2,152	35.20	—	964,757
Total	2,152		—

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

Item 4. Mine Safety Disclosure

Information concerning mine safety violations required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") and Item 104 of Regulation S-K has been included in Exhibit 95 to this quarterly report on Form 10-Q.

Table of Contents

Item 6.     Index To Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	attached
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	attached
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	attached
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	attached
95	Mine Safety Disclosure	attached
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Kaman Corporation and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAMAN CORPORATION
Registrant
Date:	October 31, 2012		/s/ Neal J. Keating
		By:	Neal J. Keating
Chairman, President and
Chief Executive Officer

Date:	October 31, 2012		/s/ William C. Denninger
		By:	William C. Denninger
Executive Vice President and
Chief Financial Officer

KAMAN CORPORATION
INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	attached
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	attached
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	attached
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	attached
95	Mine Safety Disclosure	attached
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document