Form 10-K
period 2012-12-31
KAMAN CORP
filed 2013-02-25
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value on June 29, 2012 (the last business day of the Company’s most recently completed second quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock, was approximately $794,131,195.
At January 25, 2013, there were 26,621,392 shares of Common Stock outstanding.
Documents Incorporated Herein By Reference
Portions of our definitive proxy statement for our 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Kaman Corporation

PART I

ITEM 1.	BUSINESS

GENERAL

Kaman Corporation, headquartered in Bloomfield, Connecticut, was incorporated in 1945. We are a diversified company that conducts business in the aerospace and distribution markets. We report information for ourselves and our subsidiaries (collectively, “we,” “us,” “our,” and “the company”) in two business segments, Distribution and Aerospace. A discussion of 2012 developments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K.

Distribution Segment

The Distribution segment (formerly referred to as the Industrial Distribution segment) brings our commitment to technological leadership and value-added services to the distribution business. The Distribution segment is the third largest power transmission/motion control industrial distributor in North America. We provide products including bearings, mechanical and electrical power transmission, fluid power, motion control, automation, material handling components, electrical control and power distribution, and MRO supplies to a broad spectrum of industrial markets throughout North America. Locations consist of over 200 branches, distribution centers and call centers across the United States (including Puerto Rico) and in Mexico. We offer approximately four million items, as well as value-added services, to a base of over 60,000 active customers representing a highly diversified cross section of North American industry.

Aerospace Segment

The Aerospace segment produces and/or markets proprietary aircraft bearings and components; complex metallic and composite aerostructures for commercial, military and general aviation fixed and rotary wing aircraft; safe and arming solutions for missile and bomb systems for the U.S. and allied militaries; subcontract helicopter work; support for our SH-2G Super Seasprite maritime helicopters and K-MAX ® manned and unmanned medium-to-heavy lift helicopters; and engineering design, analysis and certification services.

Principal customers include the U.S. military, Sikorsky Aircraft Corporation, The Boeing Company, Bell Helicopter, Airbus, Lockheed Martin and Raytheon. The SH-2G aircraft is currently in service with the Egyptian Air Force and the New Zealand and Polish navies. Operations are conducted throughout the United States, as well as in facilities located in the United Kingdom, Germany and Mexico.

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

Our Distribution segment requires substantial working capital related to accounts receivable and inventories. Significant amounts of inventory are carried to meet our customers’ delivery requirements. Sales returns do not have a material effect on our working capital requirements.

Our Aerospace segment’s working capital requirements are dependent on the nature and life cycle of the programs for which work is performed. A new program may initially require higher working capital requirements related to the purchase of inventory and equipment necessary to perform the work and nonrecurring start-up expenses. However, as these programs mature and efficiencies are gained in the production process, working capital requirements generally decrease for these programs.

In November 2012, we entered into a new credit agreement which replaced our former revolving credit facility. This new credit agreement includes a revolving credit facility which is available for additional working capital requirements and investment opportunities. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 11, Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

PRINCIPAL PRODUCTS AND SERVICES

The following is information for the three preceding years concerning the percentage contribution of each business segment’s products and services to consolidated net sales from continuing operations:

	Years Ended December 31,
	2012	2011	2010
Distribution	63.5%	63.0%	62.6%
Aerospace	36.5%	37.0%	37.4%
Total	100.0%	100.0%	100.0%

AVAILABILITY OF RAW MATERIALS

While we believe we have sufficient sources for the materials, components, services and supplies used in our manufacturing, we are highly dependent on the availability of essential materials, parts and subassemblies from our suppliers and subcontractors. The most important raw materials required for our aerospace products are aluminum (sheet, plate, forgings and extrusions), titanium, nickel, copper and composites. Many major components and product equipment items are procured from or subcontracted on a sole-source basis with a number of domestic and non-U.S. companies. Although alternative sources generally exist for these raw materials, qualification of the sources could take a year or more. We are dependent upon the ability of a large number of suppliers and subcontractors to meet performance specifications, quality standards and delivery schedules at anticipated costs. While we maintain an extensive qualification system to control risk associated with such reliance on third parties, failure of suppliers or subcontractors to meet commitments could adversely affect production schedules and contract profitability, while jeopardizing our ability to fulfill commitments to our customers. Although high prices for some raw materials important to some of our products (steel, copper, aluminum, titanium and nickel) may cause margin and cost pressures, we do not foresee any near term unavailability of materials, components or supplies that would have an adverse effect on either of our business segments. For further discussion of the possible effects of changes in the cost or availability of raw materials on our business, see Item 1A, Risk Factors, in this Form 10-K.

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

Registered trademarks of Kaman Corporation include KAflex®, KAron®, and K-MAX®. In all, we maintain 34 U.S. and foreign trademarks.

BACKLOG

The majority of our backlog is attributable to the Aerospace segment. We anticipate that approximately 84.2% of our backlog at the end of 2012 will be performed in 2013. Approximately 62.4% of the Aerospace segment's backlog at the end of 2012 is related to U.S. Government contracts or subcontracts, which include government orders that are firm but not yet funded.

Total backlog at the end of December 31, 2012, 2011 and 2010, and the portion of the backlog we expect to complete in 2013, is as follows:

In thousands	Total Backlog at December 31, 2012	2012 Backlog to be completed in 2013	Total Backlog at December 31, 2011	Total Backlog at December 31, 2010
Aerospace	$531,923	$440,432	$531,920	$532,630
Distribution	47,607	47,607	32,650	21,742
Total	$579,530	$488,039	$564,570	$554,372

REGULATORY MATTERS

Government Contracts

The U.S. Government ("USG"), and other governments, may terminate any of our government contracts at their convenience as well as for default based on our failure to meet specified performance measurements. If any of our government contracts were to be terminated for convenience, we generally would be entitled to receive payment for work completed and allowable termination or cancellation costs. If any of our government contracts were to be terminated for default, generally the USG would pay only for the work that has been accepted and can require us to pay the difference between the original contract price and the cost to re-procure the contract items, net of the work accepted from the original contract. The USG can also hold us liable for damages resulting from the default.

During 2012, approximately 97.0% of the work performed by the company directly or indirectly for the USG was performed on a fixed-price basis and the balance was performed on a cost-reimbursement basis. Under a fixed-price contract, the price paid to the contractor is negotiated at the outset of the contract and is not generally subject to adjustment to reflect the actual costs incurred by the contractor in the performance of the contract. Cost reimbursement contracts provide for the reimbursement of allowable costs and an additional negotiated fee.

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

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (ITRA) added a new subsection (r) to section 13 of the Exchange Act, requiring a public reporting issuer to disclose in its annual or quarterly reports whether it or any of its affiliates have knowingly engaged in specified activities or transactions relating to Iran, including activities not prohibited by U.S. law and conducted outside the U.S. by non-U.S. affiliates in compliance with local law. Issuers must also file a notice with the SEC if any disclosable activities under ITRA have been included in the annual or quarterly report. Upon receiving such a notice, the SEC is required under ITRA to transmit the notice to the President, the House Committees on Foreign Affairs and Financial Services and the Senate Committees on Foreign Relations and Banking, Housing and Urban Affairs and is required to make these separate notices publicly available on its website. We do not have any disclosable activities for the year-ended December 31, 2012.

COMPETITION

The Distribution segment competes for business with several other national distributors of bearings, power transmission and material handling products, two of which are substantially larger, and with many regional and local distributors and original equipment manufacturers. Competitive forces have intensified due to the increasing trend towards large national accounts, the use of integrated suppliers, supplier product authorizations and the increasing consolidation in supplier relationships. We compete for business on the breadth and quality of products, product availability, delivery, on the basis of price, performance and value added services that we are able to provide.

The Aerospace segment operates in a highly competitive environment with many other organizations, some of which are substantially larger and have greater financial strength and other resources. We compete for composite and metallic aerostructures subcontract, helicopter structures, bearings and components business on the basis of price and quality; product endurance and special performance characteristics; proprietary knowledge; the quality of our products and services; the availability of facilities, equipment and personnel to perform contracts; and the reputation of our business. Competitors for our business also include small machine shops and offshore manufacturing facilities. We compete for engineering design services business primarily on the basis of technical competence, the reputation of our business, the availability of our personnel and, to some extent, price. We compete for advanced technology fuzing business primarily on the basis of technical competence, product quality, and to some extent, price; and also on the basis of our experience as a developer and manufacturer of fuzes for particular weapon types and the availability of our facilities, equipment and personnel. We are also affected by the political and economic circumstances of our potential foreign customers.

RESEARCH AND DEVELOPMENT EXPENDITURES

Government funded research expenditures (which are included in cost of sales) were $7.8 million in 2012, $5.5 million in 2011, and $7.5 million in 2010. Independent research and development expenditures (which are included in selling, general and administrative expenses) were $5.5 million in 2012, $4.8 million in 2011, and $4.2 million in 2010.

EMPLOYEES

As of December 31, 2012, we employed 5,007 individuals.

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

We make available, free of charge on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, and current reports on Form 8-K as well as amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act, together with Section 16 insider beneficial stock ownership reports, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the SEC. These documents are posted on our website at www.kaman.com — select the “Investor Relations” link, then the "Financial Information" link and then the “SEC Filings” link.

We also make available, free of charge on our website, the Certificate of Incorporation, By–Laws, governance principles and all Board of Directors' standing Committee Charters (including Audit, Corporate Governance, Personnel & Compensation and Finance). These documents are posted on our website at www.kaman.com — select the “Investor Relations” link and then the "Corporate Governance" link.

The information contained in our website is not intended to be, and should not be deemed to be, incorporated into this
Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s executive officers as of the date of this report are as follows:

William C. Denninger
Mr. Denninger, 62, joined the company as Senior Vice President – Finance on November 17, 2008 and was elected Senior Vice President and Chief Financial Officer effective December 1, 2008. Effective February 20, 2012, he was elected Executive Vice President of Kaman Corporation. Prior to joining the company, Mr. Denninger served for eight years as Senior Vice President and Chief Financial Officer of Barnes Group, Inc., a $1.0 billion global industrial products manufacturer and distributor. He also served on that company's board of directors.

Ronald M. Galla	Mr. Galla, 61, has been Senior Vice President and Chief Information Officer since 1995. Mr. Galla has been director of the company's Management Information Systems since 1984.
Neal J. Keating
Mr. Keating, 57, was elected President and Chief Operating Officer as well as a Director of the company effective September 17, 2007.  Effective January 1, 2008, he was elected to the offices of President and Chief Executive Officer and effective March 1, 2008 he was appointed to the additional position of Chairman. Prior to joining the company, Mr. Keating served as Chief Operating Officer at Hughes Supply, a $5.4 billion industrial distributor that was acquired by Home Depot in 2006. Prior to that, he held senior positions at GKN Aerospace, an aerospace subsidiary of GKN, plc, and Rockwell Collins Commercial Systems, as well as serving as a board member of GKN plc and Agusta-Westland.

Shawn G. Lisle
Mr. Lisle, 46, joined the company in 2011 and was elected Senior Vice President and General Counsel effective December 1, 2012. Prior to joining the company, Mr. Lisle served as Senior Counsel for International Paper Company in Memphis, TN. Prior to that he served as legal counsel for Dana Corporation in Toledo, OH, and as an attorney at Porter Wright Morris & Arthur LLP in Columbus, OH, where his practice was concentrated on employee benefits, banking and financial transactions, bankruptcy and creditor’s rights and civil litigation. He also previously worked as a trial attorney at the U.S. Department of Justice, Tax Division in Washington, D.C. and was a judge advocate in the U.S. Navy.

Steven J. Smidler
Mr. Smidler, 54, assumed the role of President of Kaman Industrial Technologies on September 1, 2010, after joining the company in December 2009 as Senior Vice President and Chief Operating Officer of Kaman Industrial Technologies. Effective February 20, 2012, was elected Executive Vice President of Kaman Corporation. Mr. Smidler joined the company from Lenze Americas Corporation where he served as Executive Vice President, with responsibility for marketing, sales, finance, business systems and product technology for the Americas. Mr. Smidler was also a member of the management committee of the Lenze Group, Germany, and held the position of President and Treasurer for Lenze Americas and served as Treasurer and a Board member for the Lenze ACTech production company. Prior to that, he served as Vice President, Americas Sales Operations at Eaton Corporation, with responsibility for product, service and system sales for critical power applications and at Rockwell Automation, Inc., serving in a number of progressively responsible positions, and departing as Vice President, Marketing of the Global Manufacturing Group.

Gregory L. Steiner
Mr. Steiner, 55, joined the company as President of Kaman Aerospace Group, Inc., with overall responsibility for the company's Aerospace segment, effective July 7, 2008. Effective February 20, 2012, he was elected Executive Vice President of Kaman Corporation. Since 2005, Mr. Steiner was employed at GE Aviation-Systems, serving first as Vice President and General Manager, Military Mission Systems and then as Vice President, Systems for GE Aviation-Systems, responsible for systems integration. Prior to that, he served as Group Vice President at Curtiss-Wright Controls, Inc., with responsibility for four aerospace and industrial electronics businesses located in the U.S. and United Kingdom and at Rockwell Collins, Inc., serving in a number of progressively responsible positions, and departing as Vice President and General Manager of Passenger Systems.

John J. Tedone
Mr. Tedone, 48, has been Vice President, Finance and Chief Accounting Officer of the Company since April 2007.  From April 2006 to April 2007, he served as Vice President, Internal Audit and prior to that as Assistant Vice President, Internal Audit.

Gregory T. Troy
Mr. Troy, 57, joined the company as Senior Vice President – Human Resources in March 2012. On February 19, 2013, he was appointed to the additional position of Chief Human Resources Officer. Prior to joining the company, Mr. Troy served as Chief Human Resources Officer of Force Protection, Inc. from April 2011 to March 2012 , where he was an active member of the Executive Committee. Prior to joining Force Protection, Mr. Troy served as Vice President and Chief Human Resources Officer at Modine Manufacturing Company from February 2006 to April 2011, providing global human resources leadership in the Americas, Europe and Asia. Mr. Troy also previously worked in OMNOVA Solutions Inc., Bosch Corporation, and Mobil Corporation, after serving as a Transportation Officer in the United States Army.

Each executive officer holds office for a term of one year and until his or her successor is duly appointed and qualified, in accordance with the company’s By-Laws.

ITEM 1A.	RISK FACTORS
Our business, financial condition, operating results and cash flows can be impacted by the factors set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.

Our future operating results may be impacted by changes in global economic and political conditions.

Our future operating results and liquidity may be impacted by changes in general economic and political conditions which may affect, among other things, the following:

•
The future availability of credit and our ability to obtain additional bank financing, the lack of which may limit our ability to invest in capital projects and planned expansions or to fully execute our business strategy;

•	Market rates of interest, any increase in which would increase the interest payable on our borrowings and adversely impact our cash flow;

•
The investment performance of our pension plan, as well as the associated discount rate, any adverse changes in which may result in a deterioration in the funded status of the plan and an increase in required contributions and plan expense;

•	The relationship between the U.S. Dollar and the Euro, the British Pound, the Australian Dollar and the Mexican Peso, any adverse change in which could negatively impact our financial results;

•	The ability of our customers to pay for products and services on a timely basis, any adverse change in which could negatively impact sales and require us to increase our bad debt reserves;

•
The amount of orders we receive from our customers, particularly in the Distribution segment, any adverse change in which could result in lower operating profits as well as less absorption of fixed costs due to a decreased business base; and

•	The ability of our suppliers to meet our demand requirements, maintain the pricing of their products, or continue operations, which may require us to find and qualify new suppliers.

Although consumer confidence in the U.S. has improved since the recent economic downturn, it still remains low, unemployment remains high and the housing market remains depressed. While these economic developments have not impaired our ability to access credit markets and finance our operations to date, there can be no assurance that we will not experience further adverse effects that may be material to our cash flows, competitive position, financial condition, results of operations, or our ability to access capital.

Our foreign operations present additional risks and uncertainties.

Our foreign business operations create additional risks and uncertainties, including the following:

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

A failure to develop and retain national accounts at our Distribution segment could adversely impact our financial results.

Companies continue to consolidate their purchases of industrial products, resulting in their doing business with only a few major distributors or integrated suppliers, rather than a large number of vendors. Through our national accounts strategy, we have worked to develop the relationships necessary to be one of those major distributors. Competition relative to these types of arrangements is significant.

If we are not awarded additional national accounts in the future, or if existing national account agreements are not renewed, our sales volume could be negatively impacted which may result in lower gross margins and weaker operating results. Additionally, national accounts may require an increased level of customer service, such as investments in the form of opening of new branches to meet our customers' needs. The cost and time associated with these activities could be significant and if the relationship is not maintained, we could ultimately not make a return on these investments.

Our financial performance is significantly influenced by conditions within the aerospace industry.

The results of our Aerospace segment, which generated approximately 36.5 percent of our consolidated net sales from continuing operations in 2012, are directly tied to economic conditions in the commercial aviation and defense industries. As a result, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled, which could put a portion of our backlog at risk. Additionally, a significant amount of work that we perform under contract tends to be for a few large customers.

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

Changes to the defense industry and continued pressure to reduce U.S. defense spending could have a material impact on several of our current aerospace programs, which could adversely affect our operating results. To mitigate these risks, we have worked to expand our customer and product bases within the commercial market.

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

We have several significant long-term contracts either directly with the USG or where the USG is the ultimate customer, including the Sikorsky BLACK HAWK cockpit program, the Joint Programmable Fuze (“JPF”) program, the Bell Helicopter AH-1Z program, and the Boeing C-17 and A-10 programs. These contracts are subject to unique risks, some of which are beyond our control. Examples of such risks include:

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

The USG continues to focus on developing and implementing spending, tax, and other initiatives to stimulate the economy, create jobs, and reduce the deficit. One of these initiatives, the BCA, imposed greater constraints around government spending. In an attempt to balance decisions regarding defense, homeland security, and other federal spending priorities, the BCA immediately imposed spending caps that contain approximately $487 billion in reductions to the Department of Defense ("DoD") base budgets over a ten-year period ending in 2021. The BCA also provides for an automatic sequestration process, originally slated to commence effective as of January 2, 2013, that imposes additional cuts of approximately $50 billion per year to the currently proposed DoD budgets for each fiscal year beginning with 2013 and continuing through 2021. On January 2, 2013, the American Taxpayer Relief Act of 2012 (“ATRA”) was signed into law, which among other things effectively delayed the implementation of the automatic sequestration process by approximately two months and reduced the spending cuts that were scheduled to occur during 2013 in proportion to the delay.

Although we cannot predict whether the automatic sequestration process will be allowed to proceed as set forth in ATRA and the BCA or will be further modified by new or additional legislation, we believe our portfolio of programs and product offerings are well positioned and will not be materially impacted by such proposed DoD budget cuts. Our initial analysis, conducted during the fourth quarter of 2012, indicated that approximately $20 to $25 million of revenue at our Aerospace segment may be at risk for 2013, but the possibility remains that the adverse impact could be more significant than we anticipate. Moreover, one or more of our programs could be reduced, extended, or terminated as a result of the USG's continuing assessment of priorities, which could result in facility closures and personnel reductions that could significantly impact our operations.

New regulations related to conflict minerals could adversely impact our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals in their products. mined from the DRC and adjoining countries. These new requirements will require due diligence efforts in fiscal 2013, with initial disclosure requirements beginning in May 2014. There will be costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we implement.

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

Our acceptance of the return of the aircraft and other inventory is subject to a variety of risks and uncertainties including but not limited to:

•	The potential absence of a market for the aircraft and spare parts; and

•	The risk of the inventory becoming obsolete over time, resulting in the Company recording a lower of cost or market adjustment.

We believe there is a market for these aircraft, and we are actively marketing them to interested potential customers.

The cost and effort to start up new aerospace programs could negatively impact our operating results and profits.

In recent years, we have been ramping up several new programs, as more fully discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K. The time required and cost incurred to ramp up a new program can be significant and includes nonrecurring costs for tooling, first article testing, finalizing drawings and engineering specifications and hiring new employees able to perform the technical work required.

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

Our business depends on maintaining sufficient supply of various products to meet our customers' demands. We have long-standing relationships with key suppliers but these relationships are non-exclusive and could be terminated by either party. If we lost a key supplier, or were unable to obtain the same levels of deliveries from these suppliers and were unable to supplement those purchases with products obtained from other suppliers, it could have a material adverse effect on our business. Additionally, we rely on foreign and domestic suppliers and commodity markets to secure raw materials used in many of the products we manufacture within the Aerospace segment or sell within our Distribution segment. This exposes us to volatility in the price and availability of raw materials. In some instances, we depend upon a single source of supply. Supply interruptions could arise from shortages of raw materials, labor disputes or weather conditions affecting suppliers' production, transportation disruptions, or other reasons beyond our control. Even if we continue with our current supplier relationships, high demand for certain products may result in us being unable to meet our customers' demands, which could put us at a competitive disadvantage. Additionally, our key suppliers could also increase pricing of their products, which would negatively affect our operating results if we were not able to pass these price increases through to our customers. We base our supply management process on an appropriate balancing of the foreseeable risks and the costs of alternative practices. To protect ourselves against such risks, we engage in strategic inventory purchases during the year, negotiate long-term vendor supply agreements and monitor our inventory levels to ensure that we have the appropriate inventory on hand to meet our customers' requirements.

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

Estimated costs are based primarily on anticipated purchase contract terms, historical performance trends, business base and other economic projections. The complexity of certain programs as well as technical risks and the availability of materials and labor resources could affect the Company's ability to accurately estimate future contract costs. Additional factors that could affect recognition of revenue under the percentage-of-completion method include:

•	Accounting for initial program costs;

•	The effect of nonrecurring work;

•	Delayed contract start-up;

•	Transition of work from the customer or other vendors;

•	Claims or unapproved change orders;

•	Product warranty issues;

•	Delayed completion of certain programs for which inventory has been built up;

•	Our ability to estimate or control scrap level;

•	Accrual of contract losses; and

•	Changes in our overhead rates.

Because of the significance of the judgments and estimation processes, it is likely that materially different sales and profit amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect current and future financial performance. We perform quarterly reviews of our long-term contracts to address and lessen the effects of these risks.

Our information technology systems, processes, and sites may suffer interruptions or failures which may affect our ability to conduct our business.

Our information technology systems provide critical data connectivity, information and services for internal and external users.  These interactions include, but are not limited to, ordering and managing materials from suppliers, inventory management, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, and other processes necessary to manage the business. Our computer systems face the threat of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber attacks and other security problems and system disruptions.

We have put in place business continuity plans and security precautions for our critical systems, including a back-up data center.  However, if our information technology systems are damaged, or cease to function properly due to any number of causes, such as catastrophic events, power outages or security breaches resulting in unauthorized access, and our business continuity plans and security precautions do not effectively compensate on a timely basis, we may suffer interruptions in our operations or the misappropriation of proprietary information, which may adversely impact our revenues, operating results and cash flows.

Our implementation of enterprise resource planning (“ERP”) systems may adversely affect our business and results of operations or the effectiveness of internal control over financial reporting.

We are currently implementing new ERP systems. ERP implementations are complex and very time-consuming projects that involve substantial expenditures on system software and implementation activities that take several years. If we do not effectively implement the ERP systems or if the systems do not operate as intended, it could adversely affect financial reporting systems, our ability to produce financial reports, and/or the effectiveness of internal control over financial reporting.

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

As part of our business strategy, we have made, and expect to continue to make, acquisitions of businesses or investments in companies that offer complementary products, services and technologies. Such acquisitions or investments involve a number of risks, including:

•	Assimilating operations and products may be unexpectedly difficult;

•	Management's attention may be diverted from other business concerns;

•	We may enter markets in which we have limited or no direct experience;

•	We may lose key employees, customers or vendors of an acquired business;

•	The synergies or cost savings we expected to achieve may not be realized;

•	We may not realize the value of the acquired assets relative to the price paid; and

•	Despite our diligent efforts, we may not succeed at quality control or encounter other customer issues.

These factors could have a material adverse effect on our business, financial condition and operating results. Consideration paid for any future acquisitions could include our stock or require that we incur additional debt and contingent liabilities. As a result, future acquisitions could cause dilution of existing equity interests and earnings per share. Before we enter into any acquisition, we perform significant due diligence to determine if the potential acquisition fits with our strategic objectives. In addition, we believe we have adequate resources and appropriate integration procedures to transition newly acquired companies efficiently.

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

Our future success will depend largely upon our ability to attract and retain highly skilled technical, operational and financial managers and marketing personnel. There is significant competition for such personnel in the aerospace and distribution industries. We try to ensure that we offer competitive compensation and benefits as well as opportunities for continued development. There can be no assurance that we will continue to be successful in attracting and retaining the personnel we require to develop new and enhanced products and to continue to grow and operate profitably. We continually strive to recruit and train required personnel as well as retain key employees.

We are subject to litigation, tax, environmental and other legal compliance risks that could adversely affect our operating results.

We are subject to a variety of litigation, tax and legal compliance risks. These risks include, among other things, possible liability relating to contract-related claims, government contracts, product liability matters, personal injuries, intellectual property rights, taxes, environmental matters and compliance with U.S. and foreign export laws, competition laws and laws governing improper business practices. We or one of our business units could be charged with wrongdoing in connection with any of these kinds of matters and, if convicted or found liable, we could be subject to significant fines, penalties, repayments, other damages (in certain cases, treble damages), or suspension or debarment from government contracts. Moreover, our failure to comply with applicable export and trade practice laws could result in civil or criminal penalties and suspension or termination of export privileges.

As a global business, we are subject to complex laws and regulations in the U.S. and other countries in which we operate. Those laws and regulations may be interpreted in different ways. They may also change from time to time, as may related interpretations and other guidance. Changes in laws or regulations could result in higher expenses and payments, and uncertainty relating to laws or regulations may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights. Changes in environmental and climate change laws or regulations, including laws relating to greenhouse gas emissions, could lead to new or additional investment in product designs and could increase environmental compliance expenditures. Changes in climate change concerns, or in the regulation of such concerns, including greenhouse gas emissions, could subject us to additional costs and restrictions, including increased energy and raw materials costs.

Our financial results may be affected by the outcome of pending legal proceedings and other contingencies that cannot be predicted. In accordance with generally accepted accounting principles, if a liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time, we will make an estimate of material loss contingencies and establish reserves based on our assessment. Subsequent developments in legal proceedings may affect our assessment. The accrual of a loss contingency adversely affects our results of operations in the period in which a liability is recognized. This could also have an adverse impact on our cash flows in the period during which damages are paid.

For a discussion of these matters, please refer to Note 16, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Our insurance coverage may be inadequate to cover all significant risk exposures.

We are exposed to liabilities that are unique to the products and services we provide. While we believe that we maintain adequate insurance for certain risks, insurance cannot be obtained to protect against all risks and liabilities. It is therefore possible that our insurance coverage may not cover all claims or liabilities, and we may be forced to bear substantial unanticipated costs.

Health care reform could adversely affect our operating results.

In 2010, the United States federal government enacted comprehensive health care reform legislation. Due to the breadth and complexity of this legislation, as well as its phased-in nature of implementation and lack of interpretive guidance, it is difficult for the Company to predict the overall effects it will have on our business over the coming years. To date, the Company has not experienced significant costs related to the health care reform legislation, however it is possible that our operating results could be adversely affected in the future by increased costs, expanded liability exposure and requirements that change the ways we provide healthcare and other benefits to our employees.

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

We have experienced, and may in the future experience, significant fluctuations in our quarterly operating results caused by a variety of factors. These factors include but are not limited to:

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

Most of our expenses are relatively fixed in the short-term, including costs of personnel and facilities, and are not easily reduced. Thus, an unexpected reduction in our revenue, or failure to achieve the anticipated rate of growth, could have a material adverse effect on our profitability. If our operating results do not meet the expectations of investors, our stock price may decline.

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements also may be included in other publicly available documents issued by the company and in oral statements made by our officers and representatives from time to time. These forward-looking statements are intended to provide management's current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. They can be identified by the use of words such as "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and other words of similar meaning in connection with a discussion of future operating or financial performance. Examples of forward looking statements include, among others, statements relating to future sales, earnings, cash flows, results of operations, uses of cash and other measures of financial performance.

Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and other factors that may cause the company's actual results and financial condition to differ materially from those expressed or implied in the forward-looking statements. Such risks, uncertainties and other factors include, among others: (i) changes in domestic and foreign economic and competitive conditions in markets served by the company, particularly the defense, commercial aviation and industrial production markets; (ii) changes in government and customer priorities and requirements (including cost-cutting initiatives, the potential deferral of awards, terminations or reductions of expenditures to respond to the priorities of Congress and the Administration, or budgetary cuts resulting from Congressional actions or automatic sequestration under the Budget Control Act of 2011, as modified by the enactment of the Taxpayer Relief Act of 2012); (iii) changes in geopolitical conditions in countries where the company does or intends to do business; (iv) the successful conclusion of competitions for government programs and thereafter contract negotiations with government authorities, both foreign and domestic; (v) the existence of standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; (vi) the satisfactory conclusion to government inquiries or investigations regarding government programs, including the satisfactory resolution of the Wichita subpoena matter; (vii) risks and uncertainties associated with the successful implementation and ramp up of significant new programs; (viii) potential difficulties associated with variable acceptance test results, given sensitive production materials and extreme test parameters; (ix) the successful resale of the SH-2G(I) aircraft, equipment and spare parts; (x) the receipt and successful execution of production orders for the JPF U.S. government contract, including the exercise of all contract options and receipt of orders from allied militaries, as all have been assumed in connection with goodwill impairment evaluations; (xi) the continued support of the existing K-MAX® helicopter fleet, including sale of existing K-MAX® spare parts inventory; (xii) the accuracy of current cost estimates associated with environmental remediation activities at the Bloomfield, Moosup and New Hartford, CT facilities and our U.K. facilities; (xiii) the profitable integration of acquired businesses into the company's operations; (xiv) changes in supplier sales or vendor incentive policies; (xv) the effects of price increases or decreases; (xvi) the effects of pension regulations, pension plan assumptions, pension plan asset performance and future contributions; (xvii) future levels of indebtedness and capital expenditures; (xviii) the future availability of credit, the ability of the company to maintain its current credit rating and the impact on the company's funding costs and competitive position if it is unable to do so; (xix) the continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs for such items; (xx) the effects of currency exchange rates and foreign competition on future operations; (xxi) changes in laws and regulations, taxes, interest rates, inflation rates and general business conditions; (xxii) future repurchases and/or issuances of common stock and (xxiii) other risks and uncertainties set forth in the company's annual, quarterly and current reports, proxy statements and other filings with the SEC.

Any forward-looking information provided in this report should be considered with these factors in mind. We assume no obligation to update any forward-looking statements contained in this report.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our facilities are generally suitable for, and adequate to serve, their intended uses. At December 31, 2012, we occupied major facilities at the following principal locations:

Segment	Location	Property Type (1)
Aerospace	Jacksonville, Florida	Leased - Manufacturing & Office
	Chihuahua, Mexico	Leased - Manufacturing & Office
	Wichita, Kansas	Leased - Manufacturing & Office
	Darwen, Lancashire, United Kingdom	Leased - Manufacturing & Office
	Hyde, Greater Manchester, United Kingdom	Leased - Manufacturing & Office
	Orlando, Florida	Leased - Manufacturing & Office
	Everett, Washington	Leased - Office
	Dachsbach, Germany	Owned - Manufacturing & Office
	Middletown, Connecticut	Owned - Manufacturing & Office
	Bloomfield, Connecticut	Owned - Manufacturing, Office & Service Center
	Bennington, Vermont	Owned - Manufacturing & Office

Distribution	Bloomfield, Connecticut	Owned - Office
	Ontario, California	Leased - Distribution Center & Office
	Albany, New York	Leased - Distribution Center & Office
	Savannah, Georgia	Leased - Distribution Center & Office
	Salt Lake City, Utah	Leased - Distribution Center & Office
	Louisville, Kentucky	Leased - Distribution Center & Office
	Glendale, California	Leased - Office
	Gurabo, Puerto Rico	Leased - Distribution Center & Office
	Mexico City, Mexico	Leased - Distribution Center & Office
	Bolingbrook, IL	Leased - Office & Branch
	Rochester, NY	Leased - Office & Branch

Corporate	Bloomfield, Connecticut	Owned - Office & Information Technology Back-Up Data Center

Square Feet
Distribution (2)	2,077,460
Aerospace	1,769,926
Corporate (3, 4)	594,983
Total	4,442,369

(1)	Owned facilities are unencumbered.

(2)	The Distribution segment also has over 200 branches located across the United States, Puerto Rico and Mexico, generally operating in leased facilities.

(3)	We occupy a 40,000 square foot corporate headquarters building, 38,000 square foot mixed use building and 8,000 square foot data center in Bloomfield, Connecticut.

(4)
Approximately 500,000 square feet of space included in the corporate square footage is attributable to a facility located in Moosup, Connecticut, that was closed in 2003 and is being held for disposition.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are subject to various claims and suits arising out of the ordinary course of business, including commercial, employment and environmental matters. We do not expect that the resolution of these matters would have a material adverse effect on our consolidated financial position, results of operation or cash flows. Although not required to be disclosed in response to this Item, certain legal proceedings are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 16, Commitments and Contingencies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES

Information concerning mine safety violations required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") and Item 104 of Regulation S-K has been included in Exhibit 95 to this Annual Report on Form 10-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET, DIVIDEND AND SHAREHOLDER INFORMATION

Our Common Stock is traded on the New York Stock Exchange under the symbol "KAMN".  As of January 25, 2013, there were 3,652 registered holders of our Common Stock. Holders of the Company’s Common Stock are eligible to participate in the Computershare Shareowner Services program, which offers a variety of services including dividend reinvestment. A booklet describing the program may be obtained by contacting Computershare at (800) 522-6645 or via the web at www.cpushareownerservices.com.

The following table sets forth the high, low and closing sale prices per share of the Company’s Common Stock and the dividends declared for the periods indicated:

	Market Quotations (1)
	High	Low	Close	Dividend Declared
2012
First quarter	$35.86	$26.10	$33.95	$0.16
Second quarter	35.55	27.96	30.94	0.16
Third quarter	37.17	30.26	35.86	0.16
Fourth quarter	37.54	31.82	36.80	0.16
2011
First quarter	$35.57	$27.00	$35.22	$0.14
Second quarter	38.40	31.97	36.36	0.14
Third quarter	37.70	26.17	27.85	0.16
Fourth quarter	35.05	25.73	27.32	0.16

(1)	Market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about purchases of Common Stock by the Company during the three months ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (a)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
September 29, 2012 – October 26, 2012	—	$—	—	964,757
October 27, 2012 – November 23, 2012	—	—	—	964,757
November 24, 2011 – December 31, 2012	—	—	—	964,757
Total	—		—

(a) In November 2000, our board of directors approved a replenishment of the Company's stock repurchase program providing for repurchase of an aggregate of 1.4 million shares of Common Stock for use in the administration of our stock plans and for general corporate purposes.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2012 concerning Common Stock issuable under the company’s equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2003 Stock Incentive Plan	921,040	$26.21	510,403
Employees Stock Purchase Plan	—	—	551,139
Equity compensation plans not approved by security holders	—	—	—
Total	921,040	$26.21	1,061,542

PERFORMANCE GRAPH

Following is a comparison of our total shareholder return for the period 2007 – 2012 compared to the S&P 600 Small Cap Index and the Russell 2000 Small Cap Index. The performance graph does not include a published industry or line-of-business index or peer group of similar issuers because during the performance period the company was conducting operations in diverse lines of business and we do not believe a meaningful industry index or peer group can be reasonably identified. Accordingly, as permitted by regulation, the graph includes the S&P 600 Small Cap Index and the Russell 2000 Small Cap Index, both of which are comprised of issuers with generally similar market capitalizations to that of the company.

	2007	2008	2009	2010	2011	2012
Kaman Corporation	100.00	50.46	66.36	85.40	81.76	112.19
S&P Small Cap 600	100.00	68.93	86.54	109.31	110.42	125.97
Russell 2000	100.00	66.20	84.18	106.80	102.33	119.04

ITEM 6.	SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL DATA
(in thousands, except per share amounts, shareholders and employees)

	2012 [1,5]	2011 [2,5]	2010 [3,5]	2009 [5]	2008 [4,5]
OPERATIONS
Net sales from continuing operations	$1,592,828	$1,477,534	$1,299,932	$1,130,268	$1,230,849
Operating income from continuing operations	92,838	87,581	58,195	42,254	70,132
Earnings before income taxes from continuing operations	80,828	76,274	55,867	35,383	64,176
Income tax expense	26,900	26,346	20,386	9,670	25,786
Earnings from continuing operations	53,928	49,928	35,481	25,713	38,390
Earnings (loss) from discontinued operations, net of taxes	(226)	1,214	130	(718)	(465)
Gain on disposal of discontinued operations, net of taxes	1,323	—	—	—	492
Net earnings	$55,025	$51,142	$35,611	$24,995	$38,417
FINANCIAL POSITION
Current assets	$618,045	$600,102	$584,953	$482,603	$486,516
Current liabilities	223,952	218,698	221,845	154,070	179,177
Working capital	394,093	381,404	363,108	328,533	307,339
Property, plant and equipment, net	128,669	111,895	89,719	81,322	79,476
Total assets	1,096,993	996,398	895,757	773,067	762,613
Long-term debt, excluding current portion	249,585	198,522	140,443	56,800	87,924
Shareholders’ equity	420,193	373,071	362,670	312,900	274,271
PER SHARE AMOUNTS
Basic earnings per share from continuing operations	$2.04	$1.90	$1.37	$1.00	$1.52
Basic earnings per share from discontinued operations	(0.01)	0.05	—	(0.03)	(0.02)
Basic earnings per share from disposal of discontinued operations	0.05	—	—	—	0.02
Basic earnings per share	$2.08	$1.95	$1.37	$0.97	$1.52
Diluted earnings per share from continuing operations	2.03	1.88	1.36	1.00	1.51
Diluted earnings per share from discontinued operations	(0.01)	0.05	—	(0.03)	(0.02)
Diluted earnings per share from disposal of discontinued operations	0.05	—	—	—	0.02
Diluted earnings per share	$2.07	$1.93	$1.36	$0.97	$1.51
Dividends declared	$0.64	$0.60	$0.56	$0.56	$0.56
Shareholders’ equity	15.79	14.22	13.93	12.14	10.77
Market price range – High	37.54	38.40	30.00	24.86	38.56
Market price range – Low	26.10	25.73	20.97	9.33	16.48
AVERAGE SHARES OUTSTANDING
Basic	26,425	26,246	25,928	25,648	25,357
Diluted	26,622	26,500	26,104	25,779	25,512
GENERAL STATISTICS
Registered shareholders	3,685	3,813	3,879	4,064	4,107
Employees	5,007	4,614	4,269	4,032	4,294
 (See Footnotes below)

(Footnotes to Five-Year Selected Financial Data above)

Included within certain annual results are a variety of unusual or significant items that may affect comparability. The most significant of such items are described below as well as within Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements.

1.
Results for 2012 include the sale of certain assets and certain liabilities of the Distribution segment's Canadian operations for $8.7 million on December 31, 2012, resulting in a net gain of $1.3 million. Additionally, we recorded $3.3 million of net loss related to the resolution of an Aerospace segment program related matter.

2.
Results for 2011 include $6.2 million in expense recognized in the fourth quarter related to the settlement of the FMU-143 matter and the non-recurring benefit of $2.4 million recognized in the first quarter of 2011 resulting from the death of a former executive.

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

4.
Results for 2008 include a $7.8 million non-cash non-tax deductible charge for the impairment of goodwill related to Wichita Composites, $2.5 million related to the write-off of tooling costs at Wichita Composites and $1.6 million of expense related to the cancellation of foreign currency hedge contracts originally assumed in connection with the acquisition of U.K. Composites. In addition, the Company's sale of Kaman Music Corporation on December 31, 2007, resulted in an additional post-tax gain on disposal of discontinued operations of $0.5 million in 2008.

5.
The Company sold substantially all assets and liabilities of the Distribution segment's Canadian operations on December 31, 2012. The results of these discontinued operations have been reported as such in the table above.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide readers of our consolidated financial statements with the perspectives of management. MD&A presents in narrative form information regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results. This should allow the readers of this report to obtain a comprehensive understanding of our businesses, strategies, current trends and future prospects. MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in this Form 10-K.

OVERVIEW OF BUSINESS

Kaman Corporation is composed of two business segments:

•	Distribution, the third largest power transmission/motion control industrial distributor in North America.

•	Aerospace, a manufacturer and subcontractor in the international, commercial and military aerospace and defense markets.

Financial performance

•	Net sales from continuing operations increased 7.8% compared to the prior year.

•	Earnings from continuing operations increased 8.0% compared to the prior year.

•	Diluted earnings per share from continuing operations, when compared to the prior year, increased 8.0% to $2.03.

•	Cash flows provided by operating activities from continuing operations were $84.6 million for 2012, an increase of $40.7 million when compared to the prior year.

•	Our Distribution segment had record annual sales from continuing operations of $1.0 billion.

Acquisitions completed during the year

•	On August 31, 2012, we acquired substantially all of the assets and certain liabilities of Zeller Corporation ("Zeller") of Rochester, New York.

•	On July 2, 2012, we acquired substantially all of the assets of Florida Bearings, Inc. ("FBI") of Miami, Florida.

Management Changes

•
During the fourth quarter, Shawn G. Lisle was appointed Senior Vice President and General Counsel following the retirement of Candace A. Clark, the former Senior Vice President, Chief Legal Officer, and Secretary.

•	During the fourth quarter, Richard S. Smith, Jr. was named Vice President, Deputy General Counsel and Secretary reporting to Mr. Lisle.

•	During the first quarter, Greg T. Troy was appointed Senior Vice President - Human Resources, following the retirement of Lowell J. Hill, the former Senior Vice President - Human Resources.

Key events

•
On February 23, 2012, we announced that our Distribution segment formed a strategic alliance with Wajax Industrial Components. We will join forces to compete for business-to-business and supply agreements with customers in multiple jurisdictions, providing an alternative to country-based supply agreements. The alliance will operate under the name Sourcepoint Industrial.

•	We sold substantially all of the assets and liabilities of our Distribution segment's Canadian operations on December 31, 2012, and recorded a gain on the sale, net of tax, of $1.3 million.

•
On December 18, 2012, we announced the Distribution segment's national distributor agreement with Schneider Electric ("Schneider"), a global specialist in energy management. The Distribution segment is now a distributor for Schneider’s line of industrial automation and control products as well as select power control and protection products commonly used in motor control applications.

•	During the fourth quarter, we recorded a net loss of $3.3 million associated with the resolution of an Aerospace segment program related matter.

•	In the fourth quarter of 2012, we were awarded a $35.5 million commercial sales contract for our Joint Programmable Fuze ("JPF") from a foreign military.

•	We delivered 7,104 fuzes under our JPF program with the U.S. Government during the fourth quarter of 2012, for a total of 27,535 for the year ended December 31, 2012.

•
On November 20, 2012 we replaced our $275.0 million revolving credit facility with a $400.0 million revolving credit facility expiring on July 31, 2017. In addition, we replaced our $42.5 million four-year term loan with a $100.0 million term loan commitment expiring on July 31, 2017.

•
During the third quarter, a definitive agreement was signed by Kaman Aerospace Group and Kineco Private Limited to form a manufacturing joint venture in Goa, India, Kineco Kaman Composites - India, which closed on November 1, 2012. We began limited operations during the fourth quarter. The newly formed company manufactures advanced composite structures for aerospace, medical and other industries.

•
In July 2012, the U.S. Marine Corp approved the deployment extension of the Unmanned K-MAX®. This extension allows for K-MAX service in Afghanistan for an additional six months through March 2013, and includes an option to extend its time through September 2013.

•
Through December 31, 2012, we have made cumulative payments of $33.1 million (AUD) to the Commonwealth of Australia in accordance with our settlement agreement related to the SH-2G(A) Helicopters. Of this amount, $6.3 million (AUD) was paid in 2012.

•	In July 2012, we entered into a five-year contract with Aircelle to produce composite structures at our UK Composites facility.

•
During the second quarter, we signed a long-term agreement ("LTA") for the next multi-year contract on the Sikorsky BLACK HAWK helicopter cockpit program, which will allow us to continue to perform work under this program through 2017.

•	During the first quarter, we were awarded a $31.1 million order from the United States Air Force ("USAF") under Option 8 of our JPF program.

•	On February 7, 2012, our common stock began trading on the New York Stock Exchange.

Outlook

As we look at 2013, we anticipate another year of progress toward our long-term goals, with growth in both our operating segments. We recognize that 2013 will present challenges for our business and anticipate that both reduced Department of Defense spending and declining industrial production will pose modest near term headwinds. We are closely monitoring the impact these matters could have on our results and believe we are prepared to manage through these issues. Our 2013 outlook is as follows:

•	Distribution:

•	Sales of $1,080 million to $1,115 million, up 6.7% to 10.2% over 2012 (sales from continuing operations)

•	Operating margins of 5.2% to 5.6%

•	Aerospace:

•	Sales of $620 million to $635 million, up 6.7% to 9.3% over 2012

•	Operating margins of 16.0% to 16.5%

•	Interest expense of approximately $13.0 million

•	Corporate expenses of approximately $50 million

•	Estimated annualized tax rate of approximately 35%

•	Capital expenditures of $40 million to $45 million

•	Free cash flow of $35 million to $40 million

RESULTS OF CONTINUING OPERATIONS

Consolidated Results

Net Sales from Continuing Operations

	2012	2011	2010
In thousands
Distribution	$1,012,059	$930,131	$813,416
Aerospace	580,769	547,403	486,516
Total	$1,592,828	$1,477,534	$1,299,932
$ change	$115,294	$177,602	$169,664
% change	7.8%	13.7%	15.0%

The increase in net sales from continuing operations for 2012 as compared to 2011 was attributable to an increase in organic sales at our Aerospace segment and the contribution of $106.5 million in sales from the acquisitions completed in 2012 and 2011, partially offset by lower organic sales at our Distribution segment. Foreign currency exchange rates had a $4.2 million unfavorable impact on sales from continuing operations during 2012.

The increase in net sales from continuing operations for 2011 as compared to 2010 was attributable to an increase in organic sales at both our segments and the contribution of $87.5 million in sales from the acquisitions completed in 2011 and 2010. Foreign currency exchange rates had a $2.6 million favorable impact on sales during 2011.

See Segment Results of Operations and Financial Condition below for further discussion of segment net sales.

Gross Profit from Continuing Operations

	2012	2011	2010
In thousands
Gross profit	$441,973	$412,572	$353,137
$ change	29,401	59,435	50,949
% change	7.1%	16.8%	16.9%
% of net sales	27.7%	27.9%	27.2%

Gross profit from continuing operations increased in 2012 primarily due to the contribution of gross profit from our 2011 and 2012 acquisitions. The Distribution segment's organic gross profit slightly improved, despite the lower base sales. This was primarily due to increases in primary metal and fabricated metal manufacturing, nonmetallic mineral manufacturing and merchant wholesalers and durable goods, offset by declines in the food and beverage manufacturing industries, and the mining industry. The Aerospace segment had a slight decrease in gross profit due to the absence of commercial sales to foreign militaries of the JPF, lower shipments under our Sikorsky BLACK HAWK helicopter cockpit program due to lower customer requirements, a lower volume of work on our unmanned K-MAX aircraft system and $3.3 million in net loss resulting from the resolution of an Aerospace segment program related matter and lower sales volume for our legacy fuze programs. These decreases were mostly offset by higher sales volume related to our bearing product lines in the commercial and regional / business jet markets and increased sales volume of the JPF to the USG.

Gross profit from continuing operations increased in 2011 primarily due to organic increases in gross profit at both our segments and the contribution of gross profit from our 2010 and 2011 acquisitions. The organic increase in gross profit in our Distribution segment was primarily a result of higher sales volume compared to the prior year and higher gross margin rates despite increased competitive price pressures. The organic increase in gross profit in our Aerospace segment was due to increased sales volume related to our bearing product lines for the commercial and regional / business jet markets, commercial sales to foreign militaries of the JPF, the contribution of gross profit from the K-MAX® unmanned aircraft systems and the absence of program related losses recorded in 2010. These increases were partially offset by decreased gross profit resulting from fewer shipments under our JPF program to the USG, lower volume in our helicopter aftermarket programs and a reduction in C-17 program volume.

Selling, General & Administrative Expenses (S,G&A) from Continuing Operations

	2012	2011	2010
In thousands
S,G&A	$349,030	$324,722	$289,019
$ change	24,308	35,703	29,087
% change	7.5%	12.4%	11.2%
% of net sales	21.9%	22.0%	22.2%

S,G&A expenses from continuing operations increased for 2012 as compared to 2011 due to $23.3 million of expenses related to our 2012 and 2011 acquisitions, an increase in organic expense at our Distribution segment and higher corporate expenses. The increase in expense at our Distribution segment was attributable to an increase in employee related costs including group health insurance, and an increase in expense associated with the implementation of the new ERP system. Corporate expense increased $7.3 million for 2012 as compared to 2011, with increases in our incentive compensation expense due to an increase in the number of participants, higher acquisition related costs, and the absence of the nonrecurring benefit of $2.4 million associated with the death of a former executive received in 2011. Partially offsetting these increases is an organic decrease in expense at our Aerospace segment. The lower expense at our Aerospace segment was primarily due to the absence of a $4.75 million expense associated with the settlement of the FMU-143 matter in 2011.

S,G&A increased for 2011 as compared to 2010 due to increased expenses in both of our segments, including $15.9 million of expenses related to our 2010 and 2011 acquisitions. The higher expense at our Distribution segment was attributable to acquisitions and an increase in variable costs such as sales commissions and other employee related costs resulting from the higher sales volume. The increase in expense at our Aerospace segment was primarily due to the additional expenses resulting from the 2010 acquisition of Global Aerosystems, our 2011 acquisition of Vermont Composites, $4.75 million in expense associated with the settlement of the FMU-143 matter and higher employee related costs. Corporate expense was relatively flat for 2011 as compared to 2010, with increases in our incentive compensation expense and group health insurance expense virtually offset by lower acquisition related costs, lower pension expense and a nonrecurring benefit of $2.4 million associated with the death of a former executive.

Goodwill Impairment

	2012	2011	2010
In thousands
Goodwill impairment	$—	$—	$6,371

During the first quarter of 2010, we were informally notified by a customer of its intent to terminate a contract that had been obtained in our acquisition of U.K. Composites. No sales were recognized related to the contract in question during the year ended December 31, 2010. Throughout 2010, management worked with this customer to find an acceptable resolution and maintain the work there under. During the fourth quarter of 2010 we received a contract termination notice and, as a result, removed all future revenue and related profit associated with this contract from the reporting unit’s projections when performing our annual test for impairment. This contract loss, in addition to a reduction in revenue for other programs, reduced the revenue and earnings growth forecast to levels below those anticipated at the reporting unit’s acquisition in 2008, creating a situation in which Step 1 of the impairment analysis resulted in a fair value for the reporting unit below its carrying value. Upon completion of the Step 2 impairment analysis, we recorded a non-cash non-tax deductible goodwill impairment charge of $6.4 million (representing 17% of the total goodwill balance for the reporting unit) to reduce the carrying value of goodwill to its implied fair value. This charge was included in the operating results of our Aerospace segment.

Operating Income from Continuing Operations

	2012	2011	2010
In thousands
Operating income	$92,838	$87,581	$58,195
$ change	5,257	29,386	16,845
% change	6.0%	50.5%	37.7%
% of net sales	5.8%	5.9%	4.5%

The increase in operating income from continuing operations for 2012 as compared to 2011 was driven by increases at both our segments. The increase in operating income for 2011 as compared to 2010 was primarily driven by a significant increase at our Distribution segment, offset slightly by a decrease at our Aerospace segment. See Segment Results of Operations and Financial Condition below for further discussion of segment operating income.

Interest Expense, Net

	2012	2011	2010
In thousands
Interest expense, net	$12,185	$11,646	$3,403

Net interest expense generally consists of interest charged on the revolving credit facility and other borrowings and the amortization of debt issuance costs, offset by interest income. The increase in net interest expense for 2012 as compared to 2011 was primarily due to higher average borrowings under our revolving credit facility and a higher average interest rate for the period, partially offset by lower bank commitment fees and letter of credit fees. At December 31, 2012, the interest rate for outstanding amounts on both the revolving credit facility and term loan agreement was 1.75% compared to 1.68% at December 31, 2011.

The increases in net interest expense for 2011 as compared to 2010 were primarily due to the absence of the $6.6 million of look-back interest income received in 2010, interest expense on our convertible notes and higher amortization of capitalized fees, partly offset by lower interest rates on our revolving credit facility and lower average bank borrowings during the year.

Effective Income Tax Rate for Continuing Operations

	2012	2011	2010
Effective income tax rate	33.3%	34.5%	36.5%

The effective tax rate for continuing operations represents the combined federal, state and foreign tax effects attributable to pretax earnings for the year. The decrease in the effective rate for 2012 as compared to 2011 was due principally to the reversal of a liability for unrecognized tax benefits.

The decrease in the effective rate for 2011 as compared to 2010 was due to the non-cash non-tax deductible goodwill impairment charge of $6.4 million recorded by the Aerospace segment in 2010 and the receipt of non-taxable life insurance proceeds in 2011.

Gain on Disposal of Discontinued Operations, Net of Tax

The Company sold substantially all of the assets and liabilities of our Distribution segment's Canadian operations on December 31, 2012. The sale resulted in a net gain on disposal of discontinued operations of $1.3 million. See Note 2, Discontinued Operations, in the Notes to Consolidated Financial Statements included in this Form 10-K.

Other Matters

Information regarding our various environmental remediation activities and associated accruals can be found in Note 16, Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in this Form 10-K.

SEGMENT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Distribution Segment

Our Strategy

The primary strategies for the Distribution segment are to grow and improve margins both organically and through acquisitions, broaden and improve our product offerings in mechanical, electrical and fluid power, expand our geographic footprint in major industrial markets in order to enhance our position in the competition for regional and national accounts, and improve productivity and customer service through investments in technology and the effective integration of acquisitions.

Results of Operations

	2012	2011	2010
In thousands
Net sales	$1,012,059	$930,131	$813,416
$ change	81,928	116,715	183,844
% change	8.8%	14.3%	29.2%

Operating income	$50,560	$46,894	$30,005
$ change	3,666	16,889	18,010
% change	7.8%	56.3%	150.2%
% of net sales	5.0%	5.0%	3.7%

	2012 vs. 2011		2011 vs. 2010
Organic Sales Per Sales Day
Net sales	$1,012,059	$930,131	$930,131	$813,416
Acquisition sales	85,272	1,626	53,917	—
Organic sales	$926,787	$928,505	$876,214	$813,416
Sales days	253	253	253	252
Organic sales per sales day (a)	$3,663	$3,670	$3,463	$3,228
% change	(0.2)%	13.7%	7.3%	29.7%

(a)Organic sales per sales day is a metric management uses to evaluate performance trends in its Distribution segment and is calculated by taking total organic sales divided by the number of sales days. An acquisition is included in organic sales beginning with the thirteenth month following the date of acquisition. See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures.

Net Sales

Net sales for 2012 increased as compared to 2011 due to the contribution of $85.3 million in sales for 2012 from our 2012 and 2011 acquisitions. The Distribution segment's organic sales decreased slightly from 2011. As a result of current economic conditions, the industries in which this segment operates experienced slower growth during 2012. Specifically, there were declines in the food and beverage manufacturing industries, mining industry and machinery manufacturing industry, mostly offset by increases in primary metal and fabricated metal manufacturing, nonmetallic mineral manufacturing and merchant wholesalers and durable goods.

Net sales for 2011 increased as compared to 2010 due to a 7.3% increase in organic sales, when measured on a same day sales basis, with our 2011 and 2010 acquisitions contributing $53.9 million in sales for 2011. The growth in organic sales was due to increases in sales volume to both Original Equipment Manufacturer ("OEM") and Maintenance, Repair and Operations ("MRO") customers and the impact of favorable foreign currency exchange rates for 2011 of $0.4 million.

Operating Income

Operating income increased during 2012 as compared to 2011 primarily due to the increased sales volume as a result of our 2012 and 2011 acquisitions. The increases were partially offset by an increase in employee related costs, including group health insurance, and an increase in expense associated with the implementation of our new ERP system.

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

Other Matters
Parker

We continue the process of implementing our national reseller agreement with Parker Hannifin Corporation ("Parker") hydraulics, fluid connectors and automation products via their select Tri-Motion distributors. We have made progress toward the conversion of several brands of fluid power products to Parker and will continue training initiatives in the coming quarters as we transition our customers' requirements. Sales of Parker branded products, when measured on a same store basis, were up 19.4% in 2012 as compared to the prior year; however, this growth has been more than offset by declines in the other fluid power brands. We believe our relationship with Parker is an important long-term marketing and strategic growth initiative for our Distribution segment.

Schneider

During the fourth quarter, the Distribution segment entered into a national distributor agreement with Schneider Electric, a global leader in electrical energy management. We will now distribute Schneider’s line of industrial automation and control products commonly used in factory automation and motor control applications. As part of the agreement, Schneider will become the segment's primary line of AC drives, sensors, low voltage controls and automation. The deal also authorizes the sale of Schneider Electric Programmable Logic Controllers (PLCs), Human Machine Interfaces (HMIs) and signaling equipment. We expect to begin stocking these products at locations throughout the U.S. in the first quarter of 2013.

Enterprise Resource Planning System

In July 2012, we announced our decision to invest in a new enterprise-wide business system for our Distribution segment. The current anticipated total investment in the new system is approximately $45 million, which will be spread over a number of years. Of the total investment, approximately 75% will be capitalized. Depreciation and amortization of the capitalized cost is expected to begin in 2013 and increase over the following three to four years. In order to minimize disruptions to our ongoing operations we have developed a project plan that takes a phased approach to implementation and includes appropriate contingencies. During the year ended December 31, 2012, we incurred approximately $1.3 million of expense associated with the implementation of the new system.

Aerospace Segment

Our Strategy

Our strategy for the Aerospace segment is to expand our global market position in defense and commercial markets, while maintaining leadership in product technical performance and application engineering support, and continuing to concentrate on lean manufacturing techniques, lead time reduction and low cost sourcing.

Results of Operations

The following table presents selected financial data for our Aerospace segment:

	2012	2011	2010
In thousands
Net sales	$580,769	$547,403	$486,516
$ change	33,366	60,887	(14,180)
% change	6.1%	12.5%	(2.8)%
Operating income	$89,142	$80,424	$67,151
$ change	8,718	13,273	(7,845)
% change	10.8%	19.8%	(10.5)%
% of net sales	15.3%	14.7%	13.8%

Net Sales

Net sales increased for 2012 as compared to 2011 due to:

•	increased shipments to the USG of the JPF;

•	an increase in sales volume of our bearings products;

•	the incremental contribution of sales from the acquisition of Vermont Composites in 2011;

•	increased deliveries under our Boeing A-10 program;

•	an increase in sales volume on our commercial composite programs;

•	higher volume of sales on our K-MAX commercial spares and related parts programs;

•	higher volume of sales on our Bell blade program;

•	increased shipments on the Boeing 777 due to customer requested rate increases; and

•	the receipt of $2.5 million related to the resolution of a program related matter during the fourth quarter.

These increases were partially offset by:

•	lower commercial sales of the JPF to foreign militaries;

•	lower shipments under our Sikorsky BLACK HAWK helicopter cockpit program due to lower customer requirements;

•	a lower volume of work on our unmanned K-MAX aircraft system;

•	a decrease in sales volume on our legacy fuze programs;

•	a decrease in sales volume on our helicopter aftermarket programs, including the SH-2G(E) upgrade program, SH-2G spare parts to New Zealand and our blade erosion coating program;

•	lower volume on our helicopter offload programs, specifically the phase-out of joining and installation work under the Sikorsky offload program;

•	a decrease in engineering design services for commercial platforms primarily driven by customer requirements; and

•	an unfavorable impact of currency exchange rate changes of $2.5 million.

Net sales increased for 2011 as compared to 2010 due to:

•	an increase in sales volume on bearings products;

•	the incremental contribution of sales from the acquisition of Global Aerosystems and Vermont Composites;

•	work on the U.S. Naval Air Systems Command contract for K-MAX® unmanned aircraft systems;

•	an increase in commercial sales of the JPF fuze to foreign militaries;

•	higher volume on the Egypt SH-2G(E) upgrade program;

•	an increase in sales volume on our legacy fuze programs; and

•	changes in foreign currency exchange rates which favorably impacted sales by $2.3 million.

These increases were partially offset by:

•	reduced shipments to the USG of the JPF fuze resulting from issues encountered during acceptance testing that interrupted production at various times throughout the year;

•	reduced requirements under our Sikorsky BLACK HAWK helicopter cockpit program;

•	reduced volume on our C-17 program; and

•	lower volume on our helicopter after market programs, including blade erosion coating programs.

Operating Income

Operating income increased for 2012 as compared to 2011 due to:

•	increased gross profit due to higher shipments of the JPF to the USG;

•	increased gross profit due to higher sales volume on our bearings products primarily in the commercial, business/regional jet, helicopter and military markets;

•	decreased SG&A costs, including the absence of costs associated with the settlement of the FMU-143 matter in 2011 and related legal fees;

•	higher gross profit on our K-MAX commercial spares and related parts programs; and

•	the incremental contribution of operating income from Vermont Composites.

These increases were partially offset by:

•	lower commercial sales of the JPF to foreign militaries;

•	lower gross profit on our legacy fuze programs;

•	lower shipments under our Sikorsky BLACK HAWK programs due to reduced customer requirements;

•	lower volume of work on our unmanned K-MAX aircraft system;

•	lower volume of work on our helicopter aftermarket programs, including the SH-2G(E) upgrade program and sales of SH-2G spare parts to New Zealand;

•	a net loss of $3.3 million related to the resolution of a program related matter; and

•	additional losses recorded on the Sikorsky Canadian MH-92 helicopter program.

Operating income increased for 2011 as compared to 2010 due to:

•	higher gross profit generated by our bearings products resulting from the increased sales volume noted above;

•	contribution of gross profit from the K-MAX® unmanned aircraft systems;

•	the absence of program related losses experienced in 2010 on the Sikorsky Canadian MH-92 program and on one of our fuze programs; and

•	operating income contributed by Global Aerosystems and to a lesser extent Vermont Composites.

These increases were partially offset by $6.2 million in expense associated with the settlement of the FMU-143 matter and decreased gross profit on our helicopter aftermarket programs due to decreased volume and a decrease in gross profit on our JPF program as a result of the suspension of deliveries due to production issues encountered in the second half of 2011.

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

Revenue and cost estimates for all significant long-term contracts for which revenue is recognized using the percentage-of-completion method of accounting are reviewed and reassessed quarterly. Based upon these reviews, we record the effects of adjustments in profit estimates each period. If at any time management determines that in the case of a particular contract total costs will exceed total contract revenue, we record a provision for the entire anticipated contract loss at that time. The net decrease in our operating income from changes in contract estimates totaled $4.7 million for the year ended December 31, 2012, $2.7 million for the year ended December 31, 2011, and $8.9 million for the year ended December 31, 2010. These decreases were primarily driven by cost growth on aerostructure assemblies and additional cost for our JPF program.

Backlog

	2012	2011	2010
In thousands
Backlog	$531,923	$531,920	$532,630

The backlog balance remained consistent from 2011 to 2012; however, the composition of backlog changed. Backlog related to our JPF program decreased by $59.4 million, which was primarily offset by a $31.3 million increase in our UH-60 backlog and a $14.8 million increase in backlog for our commercial composites programs.

The backlog balance decreased slightly from 2010 to 2011. Vermont Composites, acquired in the fourth quarter of 2011, added $18.9 million to our December 31, 2011 backlog. This increase was offset by a $47.5 million reduction in the UH-60 backlog.

Major Programs/Product Lines

Defense Markets

A-10

The segment has contracted with Boeing to produce the wing control surfaces (inboard and outboard flaps, slats and deceleron assemblies) for the U.S. Air Force’s A-10 fleet. This contract has a potential value of over $110.0 million; however, annual quantities will vary, as they are dependent upon the orders Boeing receives from the U.S. Air Force. Initial deliveries under this program began in the third quarter of 2010; however, our customer's scheduling changed and the timing of deliveries shifted. Full rate production for this program began during the fourth quarter of 2012. Approximately 24 ship sets were delivered in 2012.

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

BLACK HAWK

The Sikorsky BLACK HAWK helicopter cockpit program involves the manufacture of cockpits including the installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines, and the composite structure that holds the windscreen for most models of the BLACK HAWK helicopter. During the year-ended December 31, 2012, we delivered 124 cockpits compared to 163 cockpits for the same period in 2011. The decline is due to a reduction in the requirements of our customer. On May 30, 2012, we signed a long-term agreement ("LTA") for the next multi-year contract for this program, which will allow us to continue to perform work under this program through 2017. Orders placed to date for the program will allow us to continue deliveries through 2013. Included in backlog at December 31, 2012 is $88.7 million for orders under this program.

The segment also performs additional subcontract work involving blade erosion coating on this aircraft. During the fourth quarter, this program was put on stop work by the customer, due to a supplier related matter.

AH-1Z

The segment manufactures cabins for the increased capability AH-1Z attack helicopter, which is produced by Bell Helicopter (“Bell”) for the U.S. Marine Corps. The cabin is the largest and most complex airframe structure utilized in the final assembly of the AH-1Z helicopter and has not been manufactured new since 1995. We currently have $32.9 million in backlog for orders under this program; with potential follow-on options the program value could exceed $200.0 million. This program has experienced delays due to the complexity of the assembly. We have worked with our customer to resolve these issues and expect the first cabin delivery in the first half of 2013.

C-17

The segment continues production of structural wing subassemblies for the Boeing C-17. We have received orders under this program that will extend our work through the third quarter of 2013. During 2012, we delivered 11.5 ship sets. We expect to ship 10 ship sets in 2013.

Egypt SH-2G(E)

The segment continues work under a program for depot level maintenance and upgrades for nine Kaman SH-2G(E) helicopters originally delivered to the Egyptian government during the 1990s. This program has a total contract value of approximately $81.0 million. As of December 31, 2012, $7.0 million remains in backlog for this program.

FMU-152 – Joint Programmable Fuze (“JPF”)

We manufacture the JPF, an electro-mechanical bomb safe and arming device, which allows the settings of a weapon to be programmed in flight. During 2009, we entered into a contract modification with the USAF for the award of Options 6, 7 and 8 under our multi-option JPF contract. Under Option 8, we were awarded a total of $79.2 million in JPF orders from the USAF for fuzes to be delivered in 2012 and 2013. Additionally, during the fourth quarter of 2012 we were awarded a $35.5 million commercial sales contract for JPF from a foreign military. Total JPF backlog at December 31, 2012, is $65.6 million.

A total of 7,104 fuzes passed acceptance testing and were delivered to our customer during the fourth quarter, for a total of 27,535 fuzes delivered in 2012. The product line continues to perform above contract requirements for lot acceptance and operational reliability has been in excess of 99%. We occasionally experience lot acceptance test failures due to the complexity of the product and the extreme parameters of the acceptance test. Given the maturity of the product, we now generally experience isolated failures, rather than systematic ones. As a result, identifying a root cause can take longer and result in less smooth delivery performance from quarter to quarter. Test failures did occur during 2012 and we worked closely with our customer to review our findings and ensure appropriate corrective actions were taken. We continue to perform lot acceptance testing on fuze components and we expect to deliver approximately 17,000 to 22,000 fuzes in 2013.

MH-92

The Sikorsky Canadian MH-92 helicopter program includes the manufacture and assembly of composite tail rotor pylons. This program has undergone numerous customer directed design changes that caused costs on this program to exceed the originally proposed price for the contract. During 2010, we finalized contract price negotiations for this program increasing the contract value from $6.0 million to approximately $11.0 million. Although we received additional consideration for this contract we were not able to recover all the anticipated cost growth and because the price was less than anticipated we recorded a $2.0 million contract loss during the third quarter of 2010. To date, we have recorded $8.0 million in contract losses, $1.2 million of which was recorded in 2012. As of December 31, 2012, we have nine units left to ship under this program.

Commercial Markets

777 / 767

In late 2007, we signed a seven-year follow-on contract with Boeing for the production of fixed wing trailing edge assemblies for the Boeing 777 and 767 aircraft. During 2012, on average we delivered 7 ship sets per month on the Boeing 777 platform and 2 ship sets per month on the Boeing 767. For 2013, we currently estimate deliveries on the 777 program to slightly increase while deliveries on the 767 will decline to approximately 1.5 ship sets per month. This multi-year contract has a potential value in excess of $100 million; however, annual quantities will vary, as they are dependent upon the orders Boeing receives from its customers.

Airbus

Our U.K. Composites operations provide composite components for many Airbus platforms. The most significant of these are the A320, A330, A340 and A350. Orders for all of these platforms are dependent on the customer’s build rate. During 2012 we entered into a contract with Aircelle to produce composite structures for the A330 platform at our U.K. Composites facility. Additionally, we received an award letter in the fourth quarter for work on the A320neo platform. Final contract negotiations are in process.

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

Bell Helicopter

In September 2009, we were awarded a five-year contract with a potential value of $53.0 million to build composite helicopter blade skins and skin core assemblies for Bell Helicopter. Under the terms of the contract, we are providing 18 different assemblies for H1, 406, 407, 412, 427, 429, 430 and BA609 aircraft. All work is being performed at our full-service aerospace innovation and manufacturing support center in Bloomfield, Connecticut. First article deliveries to Bell's Hurst, Texas facility began in late 2009, with full production starting in the first quarter of 2010. Included in backlog at December 31, 2012 is $17.2 million for orders under this program. Annual quantities for this program will vary, as they are dependent upon the orders Bell receives from its customers.

Other Matters

SH-2G(I)

Negotiations regarding a potential sale of SH-2G(I) Super Seasprite Helicopters to the Government of New Zealand are in process. No investment decisions have been made by New Zealand at this time and we continue to market the eleven SH-2G(I) aircraft, spare parts and equipment to other potential customers.

Sequestration

The BCA enacted 10-year discretionary spending caps which are expected to generate over $1 trillion in savings for the U.S. Government, a substantial portion of which comes from DoD baseline spending reductions. On January 2, 2013, the ATRA was signed into law, which among other things effectively delayed the implementation of the automatic sequestration process by approximately two months and reduced the spending cuts that were scheduled to occur during 2013 in proportion to the delay. Although we cannot predict where these cuts will be made, we believe our portfolio of programs and product offerings are well positioned and will not be materially impacted by such proposed DoD budget cuts. We conducted a program by program review of our Aerospace segment to better assess the potential impact that sequestration may have on us, and our initial analysis, conducted during the fourth quarter of 2012, indicates that approximately $20 million to $25 million of revenue is at risk for 2013. While significant, this is less than one and a half percent of our anticipated consolidated revenue, and any decline is expected to be more than offset by increased sales on our commercial programs due to production rate increases at Boeing and Airbus, as well as increased revenues on the AH-1Z and A-10 programs.

For a discussion of other matters related to our Aerospace segment see Note 16, Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in this Form 10-K.

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

We continue to rely upon bank financing as an important source of liquidity for our business activities including acquisitions. We believe this, when combined with cash generated from operating activities, will be sufficient to support our anticipated cash requirements for the foreseeable future. However, we may decide to raise additional debt or equity capital to support other business activities including potential future acquisitions. We anticipate our capital expenditures will be approximately $40.0 to $45.0 million in 2013, primarily related to machinery and equipment and information technology infrastructure.

In addition to our working capital requirements, one or more of the following items could have an impact on our liquidity during the next 12 months:

•	The matters described in Note 16, Commitments and Contingencies, in the Notes to Consolidated Financial Statements, including;

•	the revenue sharing arrangement with the Commonwealth of Australia; and

•	the cost of existing environmental remediation matters;

•	Required pension and Supplemental Employees’ Retirement Plan (“SERP”) contributions; or

•	The extension of payment terms by our customers.

However, we do not believe any of these matters will lead to a shortage of capital resources or liquidity that would prevent us from continuing with our business operations as expected.

We regularly monitor credit market conditions to identify potential issues that may adversely affect, or provide opportunities for, the securing and/or pricing of additional financing, if any, that may be necessary to continue with our growth strategy and finance working capital requirements. This is evidenced by our new Credit Agreement entered into during the fourth quarter of 2012 and our $115.0 million issuance of convertible notes in November 2010.

Management regularly monitors its pension plan asset performance and the assumptions used in the determination of our benefit obligation, comparing them to actual performance. We continue to believe the assumptions selected are valid due to the long-term nature of our benefit obligation.

Pursuant to the terms of the revenue sharing agreement with the Commonwealth of Australia, we will share all proceeds from the resale of the SH-2G(I), formerly SH-2G(A), aircraft, spare parts, and equipment with the Commonwealth on a predetermined basis. Minimum payments of at least $39.5 million (AUD) must be made to the Commonwealth regardless of sales. Cumulative payments of $33.1 million (AUD) have been made through December 31, 2012. An additional payment of $6.4 million (AUD) must be paid on March 14, 2013, to the extent that cumulative payments have not yet reached $39.5 million (AUD) as of that date.

To secure these payments, we have provided the Commonwealth with an unconditional letter of credit, which is being reduced as such payments are made. As of December 31, 2012, the U.S. dollar value of the remaining $6.4 million (AUD) required payment was $6.7 million. See Note 6, Derivative Financial Instruments, in the Notes to Consolidated Financial Statements included in this Form 10-K, for further information.

A summary of our consolidated cash flows from continuing operations is as follows:

	2012	2011	2010	12 vs. 11	11 vs. 10
	(in thousands)
Total cash provided by (used in):
Operating activities	$84,580	$43,861	$36,763	$40,719	$7,098
Investing activities	(117,856)	(106,116)	(86,896)	(11,740)	(19,220)
Financing activities	39,640	45,473	65,389	(5,833)	(19,916)

Free Cash Flow(a) :
Net cash provided by (used in) operating activities	$84,580	$43,861	$36,763	$40,719	$7,098
Expenditures for property, plant and equipment	(32,569)	(28,816)	(21,472)	(3,753)	(7,344)
Free cash flow	$52,011	$15,045	$15,291	$36,966	$(246)

(a) Free Cash Flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less expenditures for property plant and equipment, both of which are presented on our consolidated statements of cash flows. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.

2012 vs. 2011

Net cash provided by operating activities of continuing operations increased $40.7 million in 2012 compared to 2011, primarily due to the following:

•	increased net earnings, driven by increased operating income at both our segments.

•	decreased contributions to the qualified pension plan; and

•	decreases in our accounts receivable balances due to improved collections.

Net cash used in investing activities of continuing operations increased $11.7 million due to an increases in cash used for acquisitions and the purchase of property, plant and equipment, including the new ERP system at our Distribution segment. These increases were partially offset by the receipt of $8.7 million from the disposal of our Distribution segment's Canadian operations.

Net cash provided by financing activities of continuing operations decreased $5.8 million in 2012 compared to 2011. In 2012, we had net repayments under the former revolving credit agreement of $11.3 million, compared to net borrowings of $62.0 million in 2011. Additionally, we received proceeds of $100.0 million from the issuance of long-term debt in 2012 and had debt repayments $35.0 million on the term loan agreement

2011 vs. 2010

Net cash provided by operating activities increased $7.1 million in 2011 compared to 2010, primarily due to increased net earnings, driven by increased operating income at both our segments and a reduction in the amount of our pension contribution, partially offset by the first guaranteed payment to the Commonwealth of Australia, which was reduced by the receipt of cash from our counterparties upon settlement of Australian dollar foreign currency exchange contracts.

Net cash used in investing activities increased $19.2 million due to an increase in cash used for acquisitions and an increase in cash used for the purchase of property, plant and equipment.

Net cash provided by financing activities decreased $19.9 million in 2011 compared to 2010, primarily due to a reduction in borrowing and the use of cash to repurchase stock under our stock repurchase program.

Financing Arrangements

Credit Agreement

On November 20, 2012, the Company entered into a new Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and RBS Citizens, N.A. as Co-Syndication Agents, J.P. Morgan Securities LLC (“J.P. Morgan Securities”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) and RBS Citizens, N.A. as Joint Bookrunners and Joint Lead Arrangers, and the other lenders named therein (collectively, the “Lenders”), which expires on July 31, 2017. The Credit Agreement replaced our then existing $275.0 million Amended and Restated Revolving Credit Agreement and $42.5 million Second Amended and Restated Term Loan Credit Agreement.

The Credit Agreement provides a $400.0 million revolving credit facility under which we may issue letters of credit for our benefit and a $100.0 million term loan facility. The term loan commitment requires quarterly payments of principal (which commence on March 31, 2013) at the rate of $2.5 million with $55.0 million payable in the final quarter of the facility's term. We may increase the aggregate amount of each of the revolving credit facility and the term loan facility by up to $100.0 million in accordance with the terms of the Credit Agreement.

Interest rates on amounts outstanding under the Credit Agreement are variable. At December 31, 2012, the interest rate for the outstanding amounts on the Credit Agreement was 1.75%. At December 31, 2011, the interest rate for the outstanding amounts on our former revolving credit agreement and term loan agreement was 1.68%. In addition, we are required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.200% to 0.325% per annum, based on the Consolidated Senior Secured Leverage Ratio. Fees for outstanding letters of credit range from 0.200% to 0.325%, based on the Consolidated Senior Secured Leverage Ratio.

The financial covenants associated with the Credit Agreement include a requirement that (i) the ratio of Consolidated Senior Secured Indebtedness to Consolidated EBITDA, as defined in the Credit Agreement, cannot be greater than 3.50 to 1.00, (ii) the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, as defined in the Credit Agreement, cannot be greater than 4.00 to 1.00, and (iii) the ratio of Consolidated EBITDA to to the sum of (a) all interest, premium payments, debt discounts, fees, charges and related expenses and (b) the portion of rent expense under capital leases that is treated as interest expense, as defined in the Credit Agreement, cannot be less than 4.00 to 1.00. The Company was in compliance with those financial covenants as of and for the quarter ended December 31, 2012, and management does not anticipate noncompliance in the foreseeable future.

Total average bank borrowings under our revolving credit facility and term loan facility during the year ended December 31, 2012, were $143.1 million compared to $57.4 million for the year ended December 31, 2011. As of December 31, 2012 and December 31, 2011, there was $331.1 million and $191.7 million available for borrowing, respectively, net of letters of credit. Letters of credit are generally considered borrowings for purposes of calculating available borrowings. A total of $14.6 million and $18.3 million in letters of credit was outstanding as of December 31, 2012 and December 31, 2011, respectively. At December 31, 2012 and December 31, 2011, $6.7 million and $13.1 million of our letters of credit, respectively, related to the guaranteed minimum payments to Australia in connection with the ownership transfer of the 11 SH-2G(A) helicopters (along with spare parts and associated equipment). The letter of credit balance will continue to be reduced as payments are made to Australia. The Company will make the final guaranteed minimum payment to Australia on March 14, 2013, if not before that date.

Convertible Notes

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

In connection with the offering, we entered into convertible note hedge transactions with affiliates of the initial purchasers of the notes. These transactions are intended to reduce the potential dilution to our shareholders upon any future conversion of the notes. The call options, which cost an aggregate $13.2 million, were recorded as a reduction of additional paid-in capital. We also entered into warrant transactions concurrently with the offering, pursuant to which we sold warrants to acquire up to approximately 3.4 million shares of our common stock to the same counterparties that entered into the convertible note hedge transactions. Proceeds received from the issuance of the warrants totaled approximately $1.9 million and were recorded as additional paid-in capital. The convertible note hedge and warrant transactions effectively increased the conversion price of the convertible notes.

During 2011, we increased the dividend paid to our shareholders. This resulted in an adjustment to the conversion rate for the convertible notes. The following table illustrates the conversion rate at each date:

	December 31, 2012	December 31, 2011
Convertible Notes
Conversion Rate	29.5635	29.4923
Conversion Price	$33.83	$33.91
Contingent Conversion Price	$43.97	$44.08
Aggregate shares to be issued upon conversion	3,399,802	3,391,615
Warrants
Warrant Price	$44.23	$44.34

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

Debt Issuance Costs

Total expense associated with the amortization of debt issuance costs for the years ended December 31, 2012 and 2011, was $1.3 million and $1.3 million, respectively. Total amortization expense for the year ended December 31, 2010 was $2.0 million, including the $0.6 million write-off of capitalized fees related to the former revolving credit agreement.

Interest Rate Swaps

During the first quarter of 2009, we entered into interest rate swap agreements for the purpose of hedging our eight quarterly variable-rate interest payments on the Term Loan Agreement due in 2010 and 2011. These interest rate swap agreements were designated as cash flow hedges. They were intended to manage interest rate risk associated with our variable-rate borrowings and minimize the impact on our earnings and cash flows of interest rate fluctuations attributable to changes in LIBOR rates. For the year ended December 31, 2011, we recorded $0.9 million of additional interest expense associated with the interest rate swap agreement. As of December 31, 2011, these interest rate swap agreements had all matured.

Other Sources/Uses of Capital

Pension

We contributed $10.0 million to the qualified pension plan and $1.6 million to the SERP during 2012. In 2011, we contributed $19.6 million to the qualified pension plan and $4.4 million to the SERP. We plan to contribute $10.0 million to the qualified pension plan and $2.3 million to the SERP in 2013.

Acquisitions

The Company invested the following in acquisitions:

	For the year ended December 31,
	2012	2011	2010
In thousands
Cash paid for acquisitions completed during the year	$74,465	$75,500	$65,102
Cash paid for holdback payments during the year	12,307	1,460	—
Earnout and other payments during the year	1,205	712	1,447
Total investment	$87,977	$77,672	$66,549

We contractually committed to spend $76.8 million for the two acquisitions completed in 2012 and $79.7 million for acquisitions completed in 2011. Both of the 2012 acquisitions are included in our Distribution segment. As of December 31, 2012, we have $1.0 million remaining that represents holdback provisions related to 2012 acquisitions and $2.3 million remaining that represents holdback provisions related to 2011 acquisitions, to be paid in future periods. We anticipate that we will continue to identify and evaluate potential acquisition candidates, the purchase of which may require the use of additional capital.

Stock Repurchase Plan

In November 2000, our Board of Directors approved a replenishment of our stock repurchase program, providing for repurchase of an aggregate of 1.4 million common shares for use in administration of our stock plans and for general corporate purposes. During 2012, there were no shares repurchased under this program. There were 165,632 shares repurchased at an average price of $28.48 during 2011 under this program. At December 31, 2012, approximately 1.0 million shares remained authorized for repurchase under this program.

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
Organic Sales per Sales Day
Organic sales per sales day is defined as GAAP “Net sales from the Distribution segment” less sales derived from acquisitions completed during the preceding twelve months divided by the number of sales days in a given period. Sales days are the number of business days that the Distribution segment’s branch locations were open for business and exclude weekends and holidays. Management believes sales per sales day provides investors with an important perspective on how net sales may be impacted by the number of days the segment is open for business. Management uses organic sales per sales day as a measurement to compare periods in which the numbers of sales days differ.
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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

The following table summarizes certain of the Company’s contractual obligations as of December 31, 2012:

	Payments due by period (in millions)
Contractual Obligations	Total	Within 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$154.3	$10.0	$20.0	$124.3	$—
Convertible notes	115.0	—	—	115.0	—
Interest payments on debt (a)	37.0	8.8	13.5	12.4	2.3
Operating leases	57.8	20.5	25.2	10.5	1.6
Purchase obligations (b)	125.6	106.6	18.7	0.3	—
Other long-term obligations (c)	58.6	16.3	18.6	7.2	16.5
Planned funding of pension and SERP (d)	22.0	12.3	1.5	3.6	4.6
Payments to the Commonwealth of Australia (e)	6.7	6.7	—	—	—
Total	$577.0	$181.2	$97.5	$273.3	$25.0

Note: For more information refer to Note 11, Debt; Note 16, Commitments and Contingencies; Note 15, Other Long-Term Liabilities; Note 14, Pension Plans, and Note 13, Income Taxes in the Notes to Consolidated Financial Statements included in this Form 10-K.

(a)
Interest payments on debt are calculated based on the applicable rate and payment dates for each instrument. For variable-rate instruments, interest rates and payment dates are based on management’s estimate of the most likely scenarios for each relevant debt instrument.

(b)
This category includes purchase commitments to suppliers for materials and supplies as part of the ordinary course of business, consulting arrangements and support services. Only obligations in the amount of at least $50,000 are included.

(c)	This category includes obligations under the Company's long-term incentive plan, deferred compensation plan, environmental liabilities, acquisition holdbacks and unrecognized tax benefits.

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

(e)
The Company is actively engaged in efforts to resell the former Australia SH-2G(A) (now designated the SH-2G(I)) aircraft, spare parts and equipment to other potential customers. Pursuant to the terms of its revenue sharing agreement with the Commonwealth of Australia, the Company will share all proceeds from the resale of the aircraft, spare parts, and equipment with the Commonwealth on a predetermined basis, and total payments of at least $39.5 million (AUD) must be made to the Commonwealth regardless of sales. Cumulative payments of $33.1 million (AUD) have been made through December 31, 2012. An additional payment of $6.4 million (AUD) must be paid on March 14, 2013, to the extent that cumulative payments have not yet reached $39.5 million (AUD) as of that date.

Off-Balance Sheet Arrangements

The following table summarizes the company’s off-balance sheet arrangements:

	Payments due by period (in millions)
	Total	Within 1 year	1-3 years	3-5 years	More than 5 years
Acquisition earn-out (1)	$0.2	$0.2	$—	$—	$—
Total	$0.2	$0.2	$—	$—	$—

(1)	The obligation to pay earn-out amounts depends upon the attainment of specific milestones for KPP Orlando, an operation acquired in 2002.

The company currently maintains $14.6 million in outstanding standby letters of credit under the Credit Agreement. Of this amount, $6.7 million is related to the guaranteed minimum payments to Australia in connection with the ownership transfer of the 11 SH-2G(A) helicopters (along with spare parts and associated equipment).

CRITICAL ACCOUNTING ESTIMATES

Our significant accounting policies are outlined in Note 1 to the Consolidated Financial Statements included in this Form 10-K. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures based upon historical experience, current trends and other factors that management believes to be relevant. We are also responsible for evaluating the propriety of our estimates, judgments, and accounting methods as new events occur. Actual results could differ from those estimates. Management periodically reviews the Company’s critical accounting policies, estimates, and judgments with the Audit Committee of our Board of Directors. The most significant areas currently involving management judgments and estimates are described below.

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

While we do not believe there is a reasonable likelihood there will be a material change in estimates or assumptions used to calculate our long-term revenues and costs, estimating the percentage of work complete on certain programs is a complex task. As a result, changes to these estimates could have a significant impact on our results of operations. These programs include the Sikorsky Canadian MH-92 program, the Sikorsky BLACK HAWK program, the JPF program, the Boeing A-10 program, our Bell Helicopter programs and several other programs. Estimating the ultimate total cost of these programs is challenging due to the complexity of the programs, the increase in production of new programs, the nature of the materials needed to complete these programs, change orders related to the programs and the need to manage our customers’ expectations. These programs are an important element in our continuing strategy to increase operating efficiencies and profitability as well as broaden our business base. Management continues to monitor and update program cost estimates quarterly for these contracts. A significant change in an estimate on one or more of these programs could have a material effect on our financial position and results of operations. The net decrease in our operating income from changes in contract estimates totaled $4.7 million for the year ended December 31, 2012, $2.7 million for the year ended December 31, 2011, and $8.9 million for the year ended December 31, 2010.

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

As of December 31, 2012 and 2011, our allowance for doubtful accounts was $3.1 million and $3.3 million, respectively. Receivables written off, net of recoveries, in 2012 and 2011 were $1.2 million and $1.9 million, respectively.

Currently we do not believe that we have a significant amount of risk relative to the allowance for doubtful accounts. A 10% change in the allowance would have a $0.3 million effect on pre-tax earnings.

Inventory Valuation
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions

We have four types of inventory (a) merchandise for resale, (b) contracts in process, (c) other work in process, and (d) finished goods. Merchandise for resale is stated at the lower of the cost of the inventory or its fair market value. Contracts in process, other work in process and finished goods are valued at production cost comprised of material, labor and overhead, including general and administrative expenses on certain government contracts. Contracts in process, other work in process, and finished goods are reported at the lower of cost or net realizable value. We include raw material amounts in the contracts in process and other work in process balances. Raw material includes certain general stock materials but primarily relates to purchases that were made in anticipation of specific programs that have not been started as of the balance sheet date. The total amount of raw material included in these in process amounts was less than 5% of the total inventory balance as of both December 31, 2012 and 2011.

The process for evaluating inventory obsolescence or market value often requires the company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business. We adjust our inventory by the difference between the estimated market value and the actual cost of our inventory to arrive at net realizable value. Changes in estimates of future sales volume may necessitate future write-downs of inventory value. The K-MAX® inventory balance, consisting of work in process and finished goods, was $18.0 million as of December 31, 2012. We believe that it is stated at net realizable value, although lack of demand for spare parts in the future could result in additional write-downs of the inventory value. Overall, management believes that our inventory is appropriately valued and not subject to further obsolescence in the near term.

On February 12, 2009, we completed the transfer of title to the 11 Australian SH-2G(A) Super Seasprite helicopters, including related inventory and equipment. At December 31, 2012, $52.6 million of SH-2G(I), formerly SH-2G(A), inventory was included in contracts and other work in process inventory. We believe there is market potential for these aircraft and we are actively marketing them to interested potential customers; however, a significant portion of this inventory will be sold after December 31, 2013, based upon the time needed to market the aircraft and prepare them for sale.

Inventory valuation at our Distribution segment generally requires less subjective management judgment than the valuation of certain inventory in the Aerospace segment.

Management reviews the K-MAX® inventory balance on an annual basis to determine whether any additional write-downs are necessary. If such a write down were to occur, this could have a significant impact on our operating results. A 10% write down of the December 31, 2012, inventory balance would have affected pre-tax earnings by approximately $1.8 million in 2012.

Management reviewed the SH-2G(I) inventory balance at December 31, 2012, to determine that no write-down was necessary. If such a write down were to occur, this could have a significant impact on our operating results. A 10% write down of the December 31, 2012, inventory balance would have affected pre-tax earnings by approximately $5.3 million in 2012.

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
In accordance with generally accepted accounting principles, we test goodwill for impairment at the reporting unit level. The identification and measurement of goodwill impairment involves the estimation of fair value of the reporting unit as compared to its carrying value. In the Distribution segment, this testing is conducted at the segment level as no components represent reporting units. In the Aerospace segment, testing is conducted at a level one level below the segment level, and components are not aggregated for purposes of goodwill testing.

The carrying value of goodwill as of December 31, 2012, was $96.2 million and $95.9 million for the Distribution and Aerospace segments, respectively. The Aerospace specific reporting units contributing to the total goodwill balance were as follows: KPP-Orlando, $29.3 million; RWG, $7.2 million; Kaman Engineering Services, $8.5 million; VT Composites, $18.8 million; and UK Composites, $32.0 million. See Note 9, Goodwill and Other Intangible Assets, Net, in the Notes to Consolidated Financial Statements for additional information regarding these assets. The carrying value of other intangible assets as of December 31, 2012, was $49.8 million and $43.1 million for the Distribution and Aerospace segments, respectively.

In determining whether events or circumstances indicated it was necessary to perform the two-step goodwill impairment test, management considered the following qualitative factors; general economic conditions in the markets served by the reporting units carrying goodwill, relevant industry-specific performance statistics, changes in the carrying value of the individual reporting units, and assumptions used in the most recent fair value calculation, including forecasted results of operations, the weighted average cost of capital and recent transaction multiples.
                                                       The results of management's assessment indicated that we were required to complete the two-step test for VT Composites and U.K. Composites. In all other cases, evidence suggested that the fair value of the reporting units substantially exceeded their carrying value.
                                           Management estimated the fair value of the two reporting units using an income methodology based on management's estimates of forecasted cash flows, with those cash flows discounted to present value using rates commensurate with the risks of those cash flows. In addition, management used a market-based valuation method involving analysis of market multiples of revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) for (i) a group of comparable public companies and (ii) recent transactions, if any, involving comparable companies. Assumptions used by management were similar to those that would be used by market participants performing valuations of our reporting units.

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

For the reporting units subject to the two-step goodwill test, management performed a sensitivity analysis relative to the discount rate and growth rate selected. We performed the step-one test for these units and the percentage by which the fair value exceeds the carrying value is 11.5% for VT Composites and 15.7% for U.K. Composites. A decrease of 1% in our terminal growth rates or an increase of 1% in our discount rates would not result in a fair value calculation less than the carrying value for either reporting unit. Additionally, a 10% decrease in the fair value of these reporting units also would not have resulted in fair value calculations less than the carrying values. As with all assumptions, there is an inherent level of uncertainty and actual results that are different could have a material impact on our fair value. For example, multiples for similar type reporting units could deteriorate due to changes in technology or a downturn in economic conditions. A reduction in customer demand would impact our assumed growth rate resulting in a reduced fair value. Potential events or circumstances could have a negative effect on the estimated fair value. The loss of a major customer or program would have a significant impact on the future cash flows of the reporting unit. Advances in technology by our competitors could result in our products becoming obsolete.

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

In order to estimate the liability associated with LTIP awards, management must make assumptions as to how our current performance compares to current Russell 2000 data based upon the Russell 2000’s historical results. This analysis is performed on a quarterly basis. When sufficient Russell 2000 data for a year is available, which typically will not be until May or June of the following year, management will adjust the liability to reflect its best estimate of the total award. Actual results could differ significantly from management’s estimates. The total estimated liability as of December 31, 2012, was $12.4 million.

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

If actual results are not consistent with the assumptions used, the stock-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the stock-based compensation. A 10% change in our stock-based compensation expense for the year ended December 31, 2012, would have affected pre-tax earnings by approximately $0.6 million in 2012. Due to the timing of availability of the Russell 2000 data, there is a risk that the amount we have recorded as LTIP expense could be different from the actual payout. A 10.0 percentage point increase in the total performance factor earned for our LTIP would result in a reduction of 2012 pretax earnings of $1.2 million.

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

The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the pension obligation. For 2012, management reviewed the Citigroup Pension Discount Curve and Liability Index to determine the continued appropriateness of our discount rate assumptions. This index was designed to provide a market average discount rate to assist plan sponsors in valuing the liabilities associated with postretirement obligations. Additionally, we reviewed the changes in the general level of interest rates since the last measurement date noting that overall rates had decreased when compared with 2011.

Based upon this information, we used a 3.70% discount rate as of December 31, 2012, for the qualified defined benefit pension plan. This rate takes into consideration the participants in our pension plan and the anticipated payment stream as compared to the Citigroup Index and rounds the results to the nearest fifth basis point. For the SERP, we used the same methodology as the pension plan and derived a discount rate of 2.85% in 2012 for the benefit obligation. The difference in the discount rates is primarily due to the expected duration of SERP payments, which is shorter than the anticipated duration of benefit payments to be made to the average participant in the pension plan. The qualified defined benefit pension plan and SERP used discount rates of 4.20% and 3.55% at December 31, 2011, respectively, for purposes of calculating the benefit obligation.

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

A lower discount rate increases the present value of benefit obligations and increases pension expense. A one percentage point decrease in the assumed discount rate would have increased pension expense in 2012 by $7.8 million. A one percentage point increase in the assumed discount rate would have decreased pension expense in 2012 by $6.6 million.

A lower expected rate of return on pension plan assets would increase pension expense. For 2012, the expected rate of return on plan assets was reduced to 7.5% from 8.0%. The reduction was primarily driven by the changes in the allocation targets of our investments during the year. A one-percentage point increase/decrease in the assumed return on pension plan assets assumption would have changed pension expense in 2012 by approximately $5.1 million. During 2012 the actual return on pension plan assets was significantly higher than our expected rate of return on pension plan assets of 7.5%.

Income Taxes
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions

Tax laws in certain of our operating jurisdictions require items to be reported for tax purposes at different times than the items are reflected in our financial statements. One example of such temporary differences is depreciation expense. Other differences are permanent, such as expenses that are never deductible on our tax returns, an example being a charge related to the impairment of goodwill. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as tax deductions or credits in our tax returns in future years for which we have already recorded the tax benefit in our financial statements. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment is not yet due or the realized tax benefit of expenses we have already reported in our tax returns, but have not yet recognized as expense in our financial statements.

As of December 31, 2012, we had recognized $63.6 million of deferred tax assets, net of valuation allowances. The realization of these benefits is dependent in part on future taxable income. For those U.S. states where the expiration of tax loss or credit carryforwards or the projected operating results indicates that realization is not likely, a valuation allowance is provided.

Management believes that sufficient income will be earned in the future to realize deferred income tax assets, net of valuation allowances recorded. The realization of these deferred tax assets can be impacted by changes to tax laws or statutory tax rates and future taxable income levels.

Our effective tax rate on earnings from continuing operations was 33.3% for 2012. Our effective tax rate is based on expected or reported income or loss, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are valid and defensible, we believe that certain positions may not prevail if challenged. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit or changes in tax legislation. Our effective tax rate includes the impact of reserve provisions and changes to reserves that we consider appropriate. This rate is then applied to our quarterly operating results. In the event that there is a significant unusual or one-time item recognized in our operating results, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or one-time item.

We do not anticipate a significant change in our unrecognized tax benefits within the next twelve months. We file tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including 2007. It is our policy to record interest and penalties on unrecognized tax benefits as income taxes.  A one percent increase/decrease in our tax rate would affect our 2012 earnings by $0.8 million.

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

At December 31, 2012, amounts accrued for known environmental remediation costs were $12.8 million. A 10% change in this accrual would have impacted pre-tax earnings by $1.3 million. Further information about our environmental costs is provided in Note 10, Environmental Costs, in the Notes to Consolidated Financial Statements.

RECENT ACCOUNTING STANDARDS

A summary of recent accounting standards is included in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

SELECTED QUARTERLY FINANCIAL DATA

	First	Second	Third	Fourth	Total
2012	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share amounts)
Net sales	$383,719	$400,226	$409,567	$399,316	$1,592,828
Gross profit	$104,600	$113,832	$114,069	$109,472	$441,973
Earnings from continuing operations	$9,092	$16,118	$14,784	$13,934	$53,928
Earnings (loss) from discontinued operations, net of tax	$311	$361	$198	$(1,096)	$(226)
Gain on disposal of discontinued operations, net of tax	$—	$—	$—	$1,323	$1,323
Net earnings	$9,403	$16,479	$14,982	$14,161	$55,025
Basic earnings per share:
From continuing operations	$0.35	$0.61	$0.56	$0.52	$2.04
From discontinued operations	$0.01	$0.01	$0.01	$(0.04)	$(0.01)
From disposal of discontinued operations	$—	$—	$—	$0.05	$0.05
Basic earnings per share	$0.36	$0.62	$0.57	$0.53	$2.08
Diluted earnings per share:
From continuing operations	$0.35	$0.61	$0.55	$0.52	$2.03
From discontinued operations	$0.01	$0.01	$0.01	$(0.04)	$(0.01)
From disposal of discontinued operations	$—	$—	$—	$0.05	$0.05
Diluted earnings per share	$0.36	$0.62	$0.56	$0.53	$2.07

	First	Second	Third	Fourth	Total
2011	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share amounts)
Net sales	$372,641	$379,787	$351,271	$373,835	$1,477,534
Gross profit	$103,254	$104,947	$100,285	$104,086	$412,572
Earnings from continuing operations	$13,916	$13,566	$12,710	$9,736	$49,928
Earnings from discontinued operations, net of tax	$276	$461	$255	$222	$1,214
Gain on disposal from discontinued operations, net of tax	$—	$—	$—	$—	$—
Net earnings	$14,192	$14,027	$12,965	$9,958	$51,142
Basic earnings per share:
From continuing operations	$0.53	$0.51	$0.48	$0.37	$1.90
From discontinued operations	$0.01	$0.02	$0.01	$0.01	$0.05
From disposal of discontinued operations	$—	$—	$—	$—	$—
Basic earnings per share	$0.54	$0.53	$0.49	$0.38	$1.95
Diluted earnings per share:
From continuing operations	$0.53	$0.51	$0.48	$0.37	$1.88
From discontinued operations	$0.01	$0.02	$0.01	$0.01	$0.05
From disposal of discontinued operations	$—	$—	$—	$—	$—
Diluted earnings per share	$0.54	$0.53	$0.49	$0.38	$1.93

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

Nonrecurring items within the 2012 quarterly results are as follows: fourth quarter, $3.3 million of net loss related to the resolution of a program related matter and $1.3 million gain on the sale of substantially all of the assets and liabilities of the Distribution segment's Canadian operations.

Nonrecurring items within the 2011 quarterly results are as follows: fourth quarter, $6.2 million in expense related to the settlement of the FMU-143 matter; first quarter, the non-recurring benefit of $2.4 million resulting from the death of a former executive.

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

Foreign Currencies

We have manufacturing, sales, and distribution facilities in various locations throughout the world. As a result, we make investments and conduct business transactions denominated in various currencies, including the U.S. dollar, the British pound, the European euro, the Canadian dollar, the Mexican peso, and the Australian dollar. Total annual foreign sales from continuing operations, including foreign export sales, averaged approximately $173.1 million over the last three years. More than half of our foreign sales are to Europe or Canada. Foreign sales from continuing operations represented 13.4% of consolidated net sales from continuing operations in 2012. We estimate a hypothetical 10% adverse change in foreign currency exchange rates relative to the U.S dollar for 2012 would have had an unfavorable impact of $9.9 million on sales and a $0.5 million unfavorable impact on operating income. We manage foreign currency exposures that are associated with committed foreign currency purchases and sales and other assets and liabilities created in the normal course of business at the subsidiary operations level. Sometimes we may, through the use of forward contracts, hedge the price risk associated with committed and forecasted foreign denominated payments and rates. Historically the use of these forward contracts has been minimal. We do not use derivatives for speculative or trading purposes.

On February 12, 2009, (the Transfer Date) we completed the transfer of ownership of the 11 SH-2G(A) Super Seasprite helicopters (along with spare parts and associated equipment) to the Company. Pursuant to the terms of its revenue sharing agreement with the Commonwealth of Australia, the Company will share all proceeds from the resale of the aircraft, spare parts, and equipment with the Commonwealth on a predetermined basis, and total payments of at least $39.5 million (AUD) must be made to the Commonwealth regardless of sales. Cumulative payments of $33.1 million (AUD) have been made through December 31, 2012. An additional payment of $6.4 million (AUD) must be paid on March 14, 2013, to the extent that cumulative payments have not yet reached $39.5 million (AUD) as of that date. During 2008, we entered into forward contracts for the purpose of hedging $36.5 million (AUD) of the $39.5 million (AUD) required payments. See Note 6, Derivative Financial Instruments, in the Notes to Consolidated Financial Statements for further discussion.

Interest Rates

Our primary exposure to interest rate risk results from our outstanding debt obligations. The level of fees and interest charged on revolving credit commitments and borrowings are based upon leverage levels and market interest rates.

Our principal debt facilities are a credit agreement that provides a $400.0 million revolving credit facility and a $100.0 million term loan commitment. Both these agreements were entered into on November 20, 2012, and expire on July 31, 2017. Total average bank borrowings for 2012 were $143.1 million. The impact of a hypothetical 100 basis point increase in the interest rates on our average bank borrowings would have resulted in a $1.2 million increase in interest expense. Changes in market interest rates would impact interest rates on these facilities.

In November 2010, we issued $115.0 million convertible unsecured senior notes due on November 15, 2017, in a private placement offering. These notes bear 3.25% interest per annum on the principal amount, payable semiannually in arrears on November 15 and May 15 of each year, beginning on May 15, 2011 and have an effective interest rate of 5.25%.

From time to time we will enter into interest rate swap contracts for the purpose of securing a fixed interest-rate on our variable interest-rate borrowings. These contracts allow us to create certainty related to the future cash flows as it relates to fluctuations in LIBOR rates and the impact they have on interest payments on our variable rate debt.

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
We have audited the accompanying consolidated balance sheets of Kaman Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited Kaman Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kaman Corporation's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Kaman Corporation's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kaman Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Kaman Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Kaman Corporation and subsidiaries acquired Zeller Corporation and Florida Bearings, Inc. (collectively “the acquired companies”) during 2012, and management excluded from its assessment of the effectiveness of Kaman Corporation and subsidiaries' internal control over financial reporting as of December 31, 2012, the acquired companies' internal control over financial reporting associated with total assets of 7% and total revenues of 1% in the consolidated financial statements of Kaman Corporation and subsidiaries as of and for the year ended December 31, 2012. Our audit of internal control over financial reporting of Kaman Corporation and subsidiaries also excluded an evaluation of the internal control over financial reporting of the acquired companies.

/s/ KPMG LLP

Hartford, Connecticut
February 25, 2013

CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts)

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$16,593	$14,985
Accounts receivable, net	180,798	190,081
Inventories	367,385	339,846
Deferred income taxes	25,835	25,018
Income taxes receivable	—	527
Other current assets	27,434	29,645
Total current assets	618,045	600,102
Property, plant and equipment, net of accumulated depreciation of $149,696 and $142,657, respectively	128,669	111,895
Goodwill	192,046	153,267
Other intangible assets, net	92,913	73,816
Deferred income taxes	42,905	38,434
Other assets	22,415	18,884
Total assets	$1,096,993	$996,398
Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable	$21	$1,685
Current portion of long-term debt	10,000	5,000
Accounts payable – trade	113,143	106,025
Accrued salaries and wages	35,869	35,766
Current portion of amount due to Commonwealth of Australia	6,659	6,487
Other accruals and payables	55,368	62,748
Income taxes payable	2,892	987
Total current liabilities	223,952	218,698
Long-term debt, excluding current portion	249,585	198,522
Deferred income taxes	5,150	6,827
Underfunded pension	148,703	135,829
Due to Commonwealth of Australia, excluding current portion	—	6,566
Other long-term liabilities	49,410	56,885
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, $1 par value, 200,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; voting; 26,881,257 and 26,495,828 shares issued, respectively	26,881	26,496
Additional paid-in capital	122,522	109,584
Retained earnings	399,473	361,389
Accumulated other comprehensive income (loss)	(121,590)	(117,946)
Less 277,473 and 258,424 shares of common stock, respectively, held in treasury, at cost	(7,093)	(6,452)
Total shareholders’ equity	420,193	373,071
Total liabilities and shareholders’ equity	$1,096,993	$996,398

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts)

	For the Year Ended December 31,
	2012	2011	2010
Net sales	$1,592,828	$1,477,534	$1,299,932
Cost of sales	1,150,855	1,064,962	946,795
Gross profit	441,973	412,572	353,137
Selling, general and administrative expenses	349,030	324,722	289,019
Goodwill impairment	—	—	6,371
Net (gain)/loss on sale of assets	105	269	(448)
Operating income from continuing operations	92,838	87,581	58,195
Interest expense, net	12,185	11,646	3,403
Other (income) expense, net	(175)	(339)	(1,075)
Earnings from continuing operations before income taxes	80,828	76,274	55,867
Income tax expense	26,900	26,346	20,386
Earnings from continuing operations	$53,928	$49,928	$35,481
Earnings (loss) from discontinued operations, net of taxes	(226)	1,214	130
Gain on disposal of discontinued operations, net of taxes	1,323	—	—
Total earnings from discontinued operations	1,097	1,214	130
Net earnings	55,025	51,142	35,611
Earnings per share:
Basic earnings per share from continuing operations	$2.04	$1.90	$1.37
Basic earnings per share from discontinued operations	(0.01)	0.05	—
Basic earnings per share from disposal of discontinued operations	0.05	—	—
Basic earnings per share	$2.08	$1.95	$1.37
Diluted earnings per share from continuing operations	$2.03	$1.88	$1.36
Diluted earnings per share from discontinued operations	(0.01)	0.05	—
Diluted earnings per share from disposal of discontinued operations	0.05	$—	—
Diluted earnings per share	$2.07	$1.93	$1.36
Average shares outstanding:
Basic	26,425	26,246	25,928
Diluted	26,622	26,500	26,104
Dividends declared per share	$0.64	$0.60	$0.56

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands)

	For the Year Ended December 31,
	2012	2011	2010
Net earnings	$55,025	$51,142	$35,611
Other comprehensive income, net of tax:
Foreign currency translation adjustments	4,850	(2,485)	(4,555)
Change in unrealized loss on derivative instruments, net of tax benefit (expense) of $33, $(308), and $87, respectively	(54)	502	(142)
Pension plan adjustments, net of tax benefit (expense) of $4,967, $18,157, and $(15,378), respectively	(8,440)	(29,507)	25,152
Total comprehensive income	$51,381	$19,652	$56,066
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders'
	Shares	$	Capital	Earnings	Income (Loss)	Shares	$	Equity
Balance at December 31, 2009	25,817,477	$25,817	$89,624	$304,927	$(106,911)	51,000	$(557)	$312,900
Net earnings	—	—	—	35,611	—	—	—	35,611
Other comprehensive income	—	—	—	—	20,455	—	—	20,455
Dividends	—	—	—	(14,538)	—	—	—	(14,538)
Stock awards issued,
net of tax expense of $341	168,510	169	2,386	—	—	12,130	(309)	2,246
Equity component of convertible notes issuance (See Note 11), net of tax expense of $5,065	—	—	8,264	—	—	—	—	8,264
Proceeds from issuance of warrants (See Note 11)	—	—	1,886	—	—	—	—	1,886
Purchase of call options on convertible notes (See Note 11), net of tax benefit of $5,026	—	—	(8,199)	—	—	—	—	(8,199)
Equity issuance costs, net of tax benefit of $177	—	—	(290)	—	—	—	—	(290)
Share-based compensation expense	105,080	105	4,232	—	—	1,819	(2)	4,335
Balance at December 31, 2010	26,091,067	$26,091	$97,903	$326,000	$(86,456)	64,949	$(868)	$362,670
Net earnings	—	—	—	51,142	—	—	—	51,142
Other comprehensive income	—	—	—	—	(31,490)	—	—	(31,490)
Dividends	—	—	—	(15,753)	—	—	—	(15,753)
Purchase of treasury shares	—	—	—	—	—	192,093	(5,583)	(5,583)
Stock awards issued,
net of tax expense of $779	233,527	234	5,225	—	—	—	—	5,459
Share-based compensation expense	171,234	171	6,456	—	—	1,382	(1)	6,626
Balance at December 31, 2011	26,495,828	$26,496	$109,584	$361,389	$(117,946)	258,424	$(6,452)	$373,071
Net earnings	—	—	—	55,025	—	—	—	55,025
Other comprehensive income	—	—	—	—	(3,644)	—	—	(3,644)
Dividends	—	—	—	(16,941)	—	—	—	(16,941)
Purchase of treasury shares	—	—	—	—	—	21,343	(733)	(733)
Stock awards issued,
net of tax expense of $883	291,037	291	7,160	—	—	(9,571)	99	7,550
Share-based compensation expense	94,392	94	5,778	—	—	7,277	(7)	5,865
Balance at December 31, 2012	26,881,257	$26,881	$122,522	$399,473	$(121,590)	277,473	$(7,093)	$420,193
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands)

	For the Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Earnings from continuing operations	$53,928	$49,928	$35,481
Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	28,383	23,168	20,461
Accretion of convertible notes discount	1,738	1,679	172
Change in allowance for doubtful accounts	(382)	(495)	581
Net (gain) loss on sale of assets	105	269	(448)
Goodwill impairment	—	—	6,371
Change in amount Due to Commonwealth of Australia, net of gain (loss) on derivative instruments	(427)	279	(1,012)
Stock compensation expense	5,865	6,806	4,458
Excess tax (expense) benefit from share-based compensation arrangements	(883)	(779)	(341)
Deferred income taxes	(1,210)	5,472	12,855
Changes in assets and liabilities, excluding effects of acquisitions/divestitures:
Accounts receivable	27,105	(2,970)	(18,595)
Inventories	(21,289)	(12,502)	(19,773)
Income tax receivable	527	1,893	(2,420)
Other current assets	4,619	6,861	(653)
Accounts payable-trade	1,688	1,358	11,151
Other accrued expenses and payables	(16,114)	(19,798)	14,468
Income taxes payable	(576)	42	(4,285)
Pension liabilities	56	(14,150)	(22,690)
Other long-term liabilities	1,447	(3,200)	982
Net cash provided by (used in) operating activities of continuing operations	84,580	43,861	36,763
Net cash provided by (used in) operating activities of discontinued operations	(3,610)	982	593
Net cash provided by (used in) operating activities	80,970	44,843	37,356
Cash flows from investing activities:
Proceeds from sale of assets	348	355	1,103
Proceeds from sale of discontinued operations	8,743	—	—
Expenditures for property, plant & equipment	(32,569)	(28,816)	(21,472)
Acquisition of businesses including earn out adjustments, net of cash received	(87,977)	(77,672)	(66,549)
Other, net	(6,401)	17	22
Cash provided by (used in) investing activities of continuing operations	(117,856)	(106,116)	(86,896)
Cash provided by (used in) investing activities of discontinued operations	(8)	(16)	(34)
Cash provided by (used in) investing activities	(117,864)	(106,132)	(86,930)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit agreements	(11,348)	62,021	(13,200)
Borrowings under Term Loan Facility	100,000	—	—
Debt repayment	(35,000)	(5,000)	(5,000)
Proceeds from issuance of convertible notes	—	—	115,000
Proceeds from issuance of warrants	—	—	1,886
Purchase of call options related to convertible notes	—	—	(13,225)
Net change in book overdraft	(2,698)	4,372	(1,951)
Proceeds from exercise of employee stock awards	7,550	5,458	2,555
Purchase of treasury shares	(733)	(5,583)	—
Dividends paid	(16,882)	(15,199)	(14,501)
Debt issuance costs	(2,132)	(715)	(5,878)
Windfall tax (expense) benefit	883	779	341
Other	—	(660)	(638)
Cash provided by (used in) financing activities of continuing operations	39,640	45,473	65,389
Cash provided by (used in) financing activities of discontinued operations	(1,067)	(1,094)	(80)
Cash provided by (used in) financing activities	38,573	44,379	65,309
Net increase (decrease) in cash and cash equivalents	1,679	(16,910)	15,735
Effect of exchange rate changes on cash and cash equivalents	(71)	(337)	(1,510)
Cash and cash equivalents at beginning of period	14,985	32,232	18,007
Cash and cash equivalents at end of period	$16,593	$14,985	$32,232
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Kaman Corporation, headquartered in Bloomfield, Connecticut, was incorporated in 1945 and is a diversified company that conducts business in the aerospace and distribution markets. Kaman Corporation reports information for itself and its subsidiaries (collectively, the "Company") in two business segments, Distribution and Aerospace.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior year financial statements and notes thereto have been reclassified to conform to current year presentation.

Use of Estimates

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment, goodwill and other intangible assets; valuation allowances for receivables, inventories and income taxes; valuation of share-based compensation and vendor incentives; assets and obligations related to employee benefits; estimates of environmental remediation costs; and accounting for long-term contracts including claims. Actual results could differ from those estimates.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The carrying amounts of these items as well as trade accounts payable and notes payable approximate fair value due to the short-term maturity of these instruments. At December 31, 2012 and 2011, no individual customer accounted for more than 10% of consolidated accounts receivable or consolidated net sales. Foreign sales from continuing operations were approximately 13.4%, 11.1% and 10.9% of the company’s net sales in 2012, 2011 and 2010, respectively, and are concentrated in the United Kingdom, Germany, Mexico, New Zealand, Australia and Asia.

Additional Cash Flow Information

Non-cash investing activities in 2012 include an accrual of $3.1 million for purchases of property and equipment. Non-cash financing activities in 2012 include an adjustment to other comprehensive income related to the underfunding of the pension and SERP plans and changes in the fair value of derivative financial instruments that qualified for hedge accounting. The total adjustment was $8.2 million, net of tax of $5.0 million. Non-cash investing activities in 2011 include an accrual of $5.4 million for purchases of property and equipment. Non-cash financing activities in 2011 include an adjustment to other comprehensive income related to the underfunding of the pension and SERP plans and changes in the fair value of derivative financial instruments that qualified for hedge accounting. The total adjustment was $29.0 million, net of tax of $17.8 million. Non-cash financing activities in 2010 include an adjustment to other comprehensive income related to the underfunding of the pension and SERP plans and changes in the fair value of derivative financial instruments that qualified for hedge accounting. The total adjustment was $25.0 million, net of tax of $15.3 million. The Company describes its pension obligations in more detail in Note 14, Pension Plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2012, 2011 and 2010

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

Pre-contract costs incurred for items such as materials or tooling for anticipated contracts are included in inventory if recovery of such costs is considered probable. Thereafter, if the Company determines it will not be awarded an anticipated contract and the associated pre-contract costs cannot be applied to another program the costs are expensed immediately. Learning or start-up costs incurred in connection with existing or anticipated follow-on contracts are charged to the existing contract unless the terms of the contract permit recovery of these costs over a specific contractual term and provide for reimbursement if the contract is canceled. As of December 31, 2012 and 2011, approximately $1.7 million and $0.9 million, respectively, of pre-contract costs were included in inventory, which, in both cases, represented less than 1% of total inventory.

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
For the Years Ended December 31, 2012, 2011 and 2010

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cost of Sales and Selling, General and Administrative Expenses - Continued

Certain inventory related costs, including purchasing costs, receiving costs and inspection costs, for the Distribution segment are not included in the cost of sales line item. For the years ended December 31, 2012, 2011 and 2010, $3.0 million, $2.0 million and $2.1 million, respectively, of such costs are included in general and administrative expenses.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments. These investments are liquid in nature and have original maturities of three months or less. Book overdraft positions, which occur when total outstanding issued checks exceed available cash balances at a single financial institution at the end of a reporting period, are reclassified to accounts payable within the consolidated balance sheets. At December 31, 2012 and 2011, the Company had book overdrafts of $15.1 million and $17.8 million, respectively, classified in accounts payable.

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
For the Years Ended December 31, 2012, 2011 and 2010

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination and is reviewed for impairment at least annually.

Accounting Standards Codification Topic 350, "Intangibles - Goodwill and Other", (ASC 350) permits the assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the two-step goodwill impairment test required under ASC 350.

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

Goodwill and intangible assets with indefinite lives are evaluated annually for impairment in the fourth quarter, based on annual forecast information. Intangible assets with finite lives are amortized using the straight-line method over their estimated period of benefit. The goodwill and other intangible assets are reviewed for possible impairment whenever changes in conditions indicate that the fair value of a reporting unit is more likely than not below its carrying value. See Note 9, Goodwill and Other Intangible Assets, Net, for discussion of the goodwill impairment charges recorded during 2010. No such charges were taken during 2012 or 2011.

Vendor Incentives

The Company’s Distribution segment enters into agreements with certain vendors providing for inventory purchase incentives that are generally earned upon achieving specified volume-purchasing levels. The Company recognizes rebate income relative to specific rebate programs as a reduction of the cost of inventory based on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress toward earning the rebate, provided that the amounts are probable and reasonably estimable. As of December 31, 2012 and 2011, total vendor incentive receivables, included in other current assets, were approximately $15.9 million and $13.3 million, respectively.

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
For the Years Ended December 31, 2012, 2011 and 2010

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

Research and Development

Government funded research expenditures (which are included in cost of sales) were $7.8 million in 2012, $5.5 million in 2011, and $7.5 million in 2010. Research and development costs not specifically covered by contracts are charged against income as incurred and included in selling, general and administrative expenses. Such costs amounted to $5.5 million, $4.8 million and $4.2 million in 2012, 2011 and 2010, respectively.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Share-Based Payment Arrangements

The Company records compensation expense for share-based awards based upon an assessment of the grant date fair value of the awards. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. A number of assumptions are used to determine the fair value of options granted. These include expected term, dividend yield, volatility of the options and the risk free interest rate. See Note 18, Share-Based Arrangements, for further information.

Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations, including market risks relating to fluctuations in foreign currency exchange rates and interest rates.  Derivative financial instruments are recognized on the consolidated balance sheets as either assets or liabilities and are measured at fair value. Changes in the fair values of derivatives are recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative is effective as part of a hedged transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income are subsequently included in earnings in the periods in which earnings are affected by the hedged item. The Company does not use derivative instruments for speculative purposes. See Note 6, Derivative Financial Instruments, for further information.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2012, 2011 and 2010

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Pension Accounting - Continued

Expenses and liabilities associated with each of the plans are determined based upon actuarial valuations. Integral to the actuarial valuations are a variety of assumptions including expected return on plan assets and discount rate. The Company regularly reviews the assumptions, which are updated at the measurement date, December 31st. The impact of differences between actual results and the assumptions are accumulated and generally amortized over future periods, which will affect expense recognized in future periods. See Note 14, Pension Plans, for further information.

Recent Accounting Standards
In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, "Intangibles - Goodwill and Other (Accounting Standards Codification ("ASC") Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment." ASU No. 2012-02 establishes an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. The two-step analysis establishes an optional qualitative assessment to precede the quantitative assessment, if necessary. The update is effective for financial statement periods beginning after September 15, 2012, with early adoption permitted. The adoption of this standard will not have a material impact on the Company's results of operations or cash flows.

In January 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (ASC Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The update is effective for financial statement periods beginning after December 15, 2012 with early adoption permitted. The Company will adopt this standard beginning January 1, 2013.

2. DISCONTINUED OPERATIONS

On December 31, 2012, the Company sold substantially all of the assets and liabilities of the Distribution segment's Canadian operations. As a result, the Company has reported the results of operations and consolidated financial position of this component as discontinued operations within the consolidated financial statements for all periods presented.

The following tables provide information regarding the results of discontinued operations:

	For the year ended December 31,
	2012	2011	2010
In thousands
Net sales of discontinued operations	$20,117	$20,619	$18,581
Income from discontinued operations	92	1,250	247
Other income (expense) from discontinued operations	(106)	(36)	(117)
Earnings from discontinued operations before income taxes	(14)	1,214	130
Provision for income taxes	212	—	—
Earnings from discontinued operations before gain on disposal	(226)	1,214	130
Gain on disposal of discontinued operations	2,645	—	—
Provision for income taxes on gain	1,322	—	—
Net gain on disposal	1,323	—	—
Earnings from discontinued operations	$1,097	$1,214	$130

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2012, 2011 and 2010

2. DISCONTINUED OPERATIONS (CONTINUED)

The Company's discontinued operations had tax net operating loss carryovers through 2011 for which the Company had recorded a full valuation allowance. The 2010 and 2011 tax provisions allocable to discontinued operations reflect the utilization of those net operating losses. The 2012 tax provision allocable to discontinued operations reflects the Canadian tax impact of a foreign exchange gain. The 2012 tax provision allocable to the net gain on disposal reflects the impact of nondeductible goodwill offset by a lower Canadian statutory tax rate and partial capital gain exemption, as well as a provision for U.S. income tax associated with the repatriation of the net sales proceeds.

3. ACQUISITIONS

The Company invested the following in acquisitions:

	For the year ended December 31,
	2012	2011	2010
In thousands
Cash paid for acquisitions completed during the year	$74,465	$75,500	$65,102
Cash paid for holdback payments during the year	12,307	1,460	—
Earnout and other payments during the year	1,205	712	1,447
Total investment	$87,977	$77,672	$66,549

2012 Acquisitions

On August 31, 2012, the Company acquired substantially all of the assets and certain liabilities of Zeller Corporation ("Zeller"), included in its Distribution segment. Zeller, formed in 1961, is a value added distributor of electrical and automation components and solutions, including motion control, programmable logic controller based automation, machine vision, electrical controls and power distribution products. Zeller is headquartered in Rochester, NY with other locations in Syracuse and Buffalo, NY; Foxboro, MA; and Winston-Salem, NC.

On July 2, 2012, the Company acquired substantially all of the assets of Florida Bearings, Inc. ("FBI"), included in its Distribution segment. FBI is a distributor of bearings, power transmission and pump products as well as a provider of value-add services such as predictive maintenance and motor, gearbox and pump repair to diverse industries, such as the water, wastewater, municipal, food and aggregate industries. FBI is headquartered in Miami, FL with locations in Hialeah, Ft. Lauderdale, Riviera Beach and Orlando, FL.

These acquisitions were accounted for as purchase transactions. The value of the assets acquired and liabilities assumed were recorded based on their fair value at the date of acquisition as follows (in thousands):

Cash	$4
Accounts receivable, net	13,156
Inventories	7,384
Property, plant and equipment	3,370
Other tangible assets	738
Goodwill	38,619
Other intangible assets	24,117
Other liabilities	(10,545)
Total of net assets acquired	76,843
Less cash received	(4)
Net consideration	$76,839

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2012, 2011 and 2010

3. ACQUISITIONS (CONTINUED)

The goodwill associated with these acquisitions is tax deductible. The goodwill is the result of expected synergies from combining the operations of the acquired businesses with the Company's operations and intangible assets that do not qualify for separate recognition, such as an assembled workforce. During the fourth quarter, the Company had a positive working capital adjustment which reduced its contractual commitment for an acquisition completed in 2012 by $0.2 million. The remaining $1.0 million represents working capital adjustment holdbacks. There is $33.2 million of revenue from these acquisitions included in the Consolidated Statement of Operations for the year ended December 31, 2012.

The fair value of the identifiable intangible assets of $24.1 million, consisting of trade names, non-compete agreements and customer list/relationships, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the trade names and the discounted cash flows method was utilized for the customer relationships and non-compete agreements. The trade names, $0.8 million, are being amortized over a 5 year period; the non-compete agreements, $1.2 million, are being amortized over periods ranging from 4 to 5 years; and the customer relationships, $22.1 million, are being amortized over periods ranging from 6 to 12 years, the estimated lives of the assets.

Proforma results of operations have not been presented because the effect of the acquisitions was not material.

2011 Acquisitions

For the acquisitions completed in 2011, the Company has paid $77.4 million of the total consideration of $79.7 million through December 31, 2012. The remaining $2.3 million includes amounts relating to holdback provisions. In 2011, the Company recorded a $3.4 million contingent consideration liability, which assumed the attainment of certain gross profit targets by the acquired business through 2014. The Company settled this liability in the fourth quarter of 2012 for $1.0 million. See Note 5, Fair Value Measurements.

Contingency Payments - Aerospace

Included in acquisition costs are contingency payments to the former owners of the Aerospace Orlando facility acquired in 2003. These payments are based on the attainment of certain milestones, and over the term of the agreement could total $25.0 million. These contingency payments are recorded as additional goodwill and totaled $0.2 million, $0.7 million and $1.5 million during 2012, 2011 and 2010, respectively. Through December 31, 2012, the Company has recorded additional goodwill of $13.0 million related to these contingency payments.

4. ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	At December 31,
	2012	2011
In thousands
Trade receivables	$117,426	$123,081
U.S. Government contracts:
Billed	18,261	18,726
Costs and accrued profit – not billed	2,568	2,494
Commercial and other government contracts:
Billed	45,547	48,023
Costs and accrued profit – not billed	144	1,051
Less allowance for doubtful accounts	(3,148)	(3,294)
Total	$180,798	$190,081

Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $0.4 million and $0.1 million at December 31, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2012, 2011 and 2010

5. FAIR VALUE MEASUREMENTS

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

The following table provides the carrying value and fair value of financial instruments that are not carried at fair value at December 31, 2012 and 2011:

	2012		2011
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$259,585	$287,595	$203,522	$218,048

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

Recurring Fair Value Measurements

The tables below segregate all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine their fair value at the measurement date:

	Total Carrying Value at	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
In thousands	December 31, 2012
Derivative instruments	$1,506	$—	$1,506	$—
Total Assets	$1,506	$—	$1,506	$—

	Total Carrying Value at	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
In thousands	December 31, 2011
Derivative instruments	$3,518	$—	$3,518	$—
Total Assets	$3,518	$—	$3,518	$—

Contingent consideration	$3,355	$—	$—	$3,355
Total Liabilities	$3,355	$—	$—	$3,355

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2012, 2011 and 2010

5. FAIR VALUE MEASUREMENTS (CONTINUED)

Recurring Fair Value Measurements - Continued

The Company’s derivative instruments are foreign exchange contracts and interest rate swaps that are measured at fair value using observable market inputs such as forward rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy and have been included in other current assets and other assets on the Consolidated Balance Sheet at December 31, 2012 and 2011. Based on the continued ability to trade and enter into forward contracts and interest rate swaps, we consider the markets for our fair value instruments to be active.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of December 31, 2012, such credit risks have not had an adverse impact on the fair value of these instruments.

The Company’s December 31, 2011, contingent consideration liability was associated with the 2011 acquisition of the assets of Target Electronic Supply ("Target"). This liability was measured at fair value based on the potential payments of the liability associated with the unobservable input of the estimated post-acquisition financial results of Target through 2014 and, therefore, was a Level 3 liability. During the fourth quarter of 2012 the Company paid $1.0 million to settle this liability. The table below presents a rollforward of the instruments valued using Level 3 inputs:

In thousands
Balance at December 31, 2011	$3,355
Reduction of liability released to income	(2,664)
Accretion of implicit interest expense	309
Settlement of liability	(1,000)
Balance at December 31, 2012	$—

6. DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives Designated as Cash Flow Hedges

The Company is exposed to certain risks relating to its ongoing business operations, including market risks relating to fluctuations in foreign currency exchange rates and interest rates. Derivative financial instruments are reported on the consolidated balance sheets at fair value. Changes in the fair values of derivatives are recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative is effective as part of a hedged transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income are subsequently included in earnings in the periods in which earnings are affected by the hedged item. The Company does not use derivative instruments for speculative purposes.

The Company’s Former Term Loan Credit Agreement (“Term Loan”) contained floating rate obligations and was subject to interest rate fluctuations. During 2009, the Company entered into interest rate swap agreements for the purpose of hedging the eight quarterly variable-rate interest payments on its Term Loan due in 2010 and 2011. These interest rate swap agreements were designated as cash flow hedges and intended to manage interest rate risk associated with the Company’s variable-rate borrowings and minimize the impact of interest rate fluctuations attributable to changes in LIBOR rates on the Company’s earnings and cash flows. As of December 31, 2011, these interest rate swap agreements had all matured.

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
For the Years Ended December 31, 2012, 2011 and 2010

6. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Derivatives Designated as Cash Flow Hedges - Continued

The following table shows the gain or (loss) recognized in other comprehensive income for derivatives designated as cash flow hedges:

	For the year ended December 31,
	2012	2011	2010
In thousands
Interest rate swap contracts	$—	$(52)	$(792)
Total	$—	$(52)	$(792)

During 2012, income reclassified from other comprehensive income for derivative instruments previously designated as cash flow hedges was $0.1 million. During 2011, the loss reclassified from other comprehensive income for derivative instruments designated as cash flow hedges was $0.9 million. During 2010, the loss reclassified from other comprehensive income for derivative instruments designated as cash flow hedges was $0.6 million.

During 2012, 2011, and 2010 there was no amount recorded in other income for the ineffective portion of derivative instruments designated as cash flow hedges.

Derivatives Not Designated as Hedging Instruments

The following table shows the fair value of derivative instruments not designated as hedging instruments:

		Fair Value
	Balance Sheet	December 31,	December 31,	Notional
In thousands	Location	2012	2011	Amount
Derivative Assets
Foreign exchange contracts	Other current assets /Other assets	$1,345	$3,517	3,408 / 9,816 Australian Dollars
Foreign exchange contracts	Other current assets	161	1	$4,110 / $5,418
Total		$1,506	$3,518

On February 12, 2009, the Company dedesignated the forward contract it had entered into to hedge $36.5 million (AUD) of its $39.5 million (AUD) future minimum required payments to the Commonwealth of Australia. At December 31, 2012, the U.S. dollar value of the previously hedged $3.4 million (AUD) payable was $3.5 million.

The following table shows the location and amount of the gain or (loss) recognized on the Consolidated Statements of Operations for derivatives not designated as hedge instruments:

	Income Statement	For the year ended December 31,
	Location	2012	2011	2010
In thousands
Derivative Assets
Foreign exchange contracts (a)	Other expense, net	$407	$507	$5,654
Foreign exchange contracts	Other expense, net	186	(142)	(40)
Total		$593	$365	$5,614
Derivative Liabilities
Foreign exchange contracts	Other expense, net	$—	$(2)	$(61)
Total		$—	$(2)	$(61)

(a)
For the years ended December 31, 2012, 2011, and 2010, the Company recorded expense of $0.2 million, income of $0.3 million, and expense of $4.5 million in Other expense, net, respectively, related to the change in the value of the previously hedged (AUD) payable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2012, 2011 and 2010

7. INVENTORIES

Inventories consist of the following:

	At December 31,
	2012	2011
In thousands
Merchandise for resale	$137,426	$129,345
Contracts in process:
U.S. Government, net of progress payments of $39,420 and $44,156 in 2012 and 2011, respectively	86,880	76,863
Commercial and other government contracts	33,456	25,690
Other work in process (including certain general stock materials)	95,897	92,746
Finished goods	13,726	15,202
Total	$367,385	$339,846

The increase in merchandise for resale is partially attributable to the acquisitions in the Distribution segment.

General and administrative costs charged to inventory by the Aerospace segment during 2012 and 2011 were $42.2 million and $51.1 million, respectively. The estimated amounts of general and administrative costs remaining in contracts in process at December 31, 2012 and 2011 are $10.4 million and $9.1 million, respectively. These estimates are based on the ratio of such costs to total costs of production.

The Company had inventory of $7.5 million and $6.9 million as of December 31, 2012 and 2011, respectively, on consignment at customer locations, the majority of which is located with Distribution segment customers.

Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $6.9 million and $7.5 million at December 31, 2012 and 2011, respectively. The decrease in this balance is primarily associated with the resolution of a $5.8 million Aerospace segment program related matter which resulted in a $3.3 million loss on the Company's Consolidated Statement of Operations and the settlement of a smaller claim during the third quarter. These decreases were substantially offset by the addition of $6.8 million in claims on an aerostructures assembly program.

K-MAX® inventory of $18.0 million and $20.3 million as of December 31, 2012 and 2011, respectively, is included in contracts and other work in process inventory and finished goods. A substantial portion of the decrease in this balance reflects inventory being used on our contract for K-MAX® unmanned aircraft systems. Management believes that a significant portion of this K-MAX® inventory will be sold after December 31, 2013, based upon the anticipation of supporting the fleet for the foreseeable future.

SH-2G(I), formerly SH-2G(A), inventory of $52.6 million and $52.7 million at December 31, 2012 and 2011, respectively, is included in contracts and other work in process inventory. Management believes that a significant portion of this inventory will be sold after December 31, 2013, based upon the time needed to market the aircraft and prepare them for sale. For more information on the SH-2G(I) inventory, see Note 16, Commitments and Contingencies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2012, 2011 and 2010

8. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is summarized as follows:

	At December 31,
	2012	2011
In thousands
Land	$10,971	$10,614
Buildings	62,084	58,789
Leasehold improvements	16,046	14,720
Machinery, office furniture and equipment	168,764	162,362
Construction in process	20,500	8,067
Total	278,365	254,552
Less accumulated depreciation	(149,696)	(142,657)
Property, plant and equipment, net	$128,669	$111,895

The increase in property, plant and equipment, net is attributable to capital expenditures made during the year and to the acquisitions completed in 2012. Depreciation expense was $18.9 million, $16.2 million and $14.7 million for 2012, 2011 and 2010, respectively.

9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company:

	2012			2011
	Distribution	Aerospace	Total	Distribution	Aerospace	Total
In thousands
Gross balance at beginning of period	$59,112	$108,336	$167,448	$39,868	$89,131	$128,999
Accumulated impairment	—	(14,181)	(14,181)	—	(14,181)	(14,181)
Net balance at beginning of period	59,112	94,155	153,267	39,868	74,950	114,818
Additions	38,619	155	38,774	19,334	19,552	38,886
Change in goodwill due to the disposal of Canadian operations	(1,633)	—	(1,633)	—	—	—
Impairments	—	—	—	—	—	—
Foreign currency translation	57	1,581	1,638	(90)	(347)	(437)
Net balance at end of period	$96,155	$95,891	$192,046	$59,112	$94,155	$153,267

The increase in the goodwill balance at December 31, 2012, as compared to December 31, 2011, is primarily due to the acquisitions of Zeller and FBI. See Note 3, Acquisitions, for further discussion of the acquisitions.

Upon completion of the qualitative assessment of events and circumstances affecting recorded goodwill as described in Note 1, Summary of Significant Accounting Policies, the Company concluded that two reporting units, VT Composites and U.K. Composites, should be subject to the two-step goodwill impairment test required by ASC 350 at the end of 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2012, 2011 and 2010

9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)

Goodwill (Continued)

The results of the Step 1 test indicated that the Company did not need to proceed to Step 2 for either reporting unit, as the percentage by which the fair value exceeds the carrying value is 11.5% for VT Composites and 15.7% for U.K. Composites. The Company performed a sensitivity analysis relative to the discount rate and growth rate selected and determined a decrease of 1% in the terminal growth rate or an increase of 1% in the discount rate would not result in a fair value calculation less than the carrying value for the reporting units. Additionally, a 10% decrease in the fair values of these reporting units would not reduce their fair values to amounts lower than their carrying values.

Other Intangible Assets

Other intangible assets consisted of:

		At December 31,		At December 31,
		2012		2011
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Customer lists / relationships	6-21 years	$103,894	$(15,541)	$79,517	$(9,017)
Trademarks / trade names	3-7 years	2,655	(1,128)	1,824	(703)
Non-compete agreements and other	1-9 years	5,979	(3,091)	4,280	(2,254)
Patents	17 years	636	(491)	636	(467)
Total		$113,164	$(20,251)	$86,257	$(12,441)

The increase in the other intangible assets balance at December 31, 2012, as compared to December 31, 2011, is primarily due to the acquisitions of Zeller and FBI. See Note 3, Acquisitions, for further discussion of the acquisitions. Intangible asset amortization expense was $7.5 million, $5.2 million and $3.5 million in 2012, 2011 and 2010, respectively. Amortization expense for the next five years is expected to approximate $9.5 million per year.

In order to determine the useful life of our customer lists/relationships acquired, the Company considered numerous factors, most importantly the industry considerations associated with the acquired entities. The Company determined the amortization period for the customer list/relationships intangible assets for its 2011 Aerospace acquisition based primarily on program development life cycles. The Company determined the amortization period for the customer lists/relationships intangible assets for its Distribution acquisitions in 2012 and 2011 based primarily on an analysis of their historical customer sales attrition information.

10. ENVIRONMENTAL COSTS

The following table displays the activity and balances associated with accruals related to environmental costs included in other accruals and payables and other long-term liabilities:

	2012	2011
In thousands
Balance at January 1	$14,207	$15,012
Additions to accrual	796	777
Payments	(2,229)	(1,588)
Release to income	—	—
Changes in foreign currency exchange rates	44	6
Balance at December 31	$12,818	$14,207

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2012, 2011 and 2010

10. ENVIRONMENTAL COSTS (CONTINUED)

Bloomfield

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

The following represents estimated future payments for the undiscounted environmental remediation liability related to the Bloomfield campus as of December 31, 2012:

In thousands
2013	$1,646
2014	1,788
2015	1,324
2016	898
2017	923
Thereafter	8,905
Total	$15,484

Other

The Company's environmental accrual also includes estimated ongoing environmental remediation costs for the idle Moosup, CT facility and environmental remediation costs that the Company expects to incur at the former Music segment’s New Hartford, CT facility and the Aerospace segment’s U.K. Composites facilities. The Company continues to assess the work that may be required at each of these facilities, which may result in a change to this accrual. For further discussion of these matters, see Note 16, Commitments and Contingencies.

11. DEBT

Long-Term Debt

The Company has long-term debt as follows:

	At December 31,
	2012	2011
In thousands
Revolving credit agreement	$54,325	$65,000
Term loan	100,000	35,000
Convertible notes	105,260	103,522
Total	259,585	203,522
Less current portion	10,000	5,000
Total excluding current portion	$249,585	$198,522

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2012, 2011 and 2010

11. DEBT (CONTINUED)

Long-Term Debt - Continued

The weighted average interest rate on long-term borrowings outstanding as of December 31, 2012 and 2011, was 2.39% and 2.52%, respectively.

The aggregate annual maturities of long-term debt for each of the next five years are approximately as follows:

In thousands
2013	$10,000
2014	10,000
2015	10,000
2016	10,000
2017	229,325

In the above table, the total principal of the Convertible Note of $115.0 million is included in the amount due in 2017. The carrying value of the Convertible Notes at December 31, 2012, is $105.3 million.

Revolving Credit and Term Loan Agreements

On November 20, 2012, the Company entered into a new Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and RBS Citizens, N.A. as Co-Syndication Agents, J.P. Morgan Securities LLC (“J.P. Morgan Securities”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) and RBS Citizens, N.A. as Joint Bookrunners and Joint Lead Arrangers, and the other lenders named therein (collectively, the “Lenders”). The Credit Agreement, which expires on July 31, 2017, replaced the Company's then existing $275.0 million Amended and Restated Revolving Credit Agreement (the "Revolving Credit Agreement") and $42.5 million Second Amended and Restated Term Loan Credit Agreement (the Term Loan Agreement).

The Credit Agreement, provides a $400.0 million revolving credit facility under which we may issue letters of credit for our benefit and a $100.0 million term loan facility. The term loan commitment requires quarterly payments of principal (which commence on March 31, 2013) at the rate of $2.5 million with $55.0 million payable in the final quarter of the facility's term. We may increase the aggregate amount of each of the revolving credit facility and the term loan facility by up to $100.0 million in accordance with the terms of the Credit Agreement.

The revolving credit facility permits the Company to pay cash dividends. The Lenders have been granted a security interest in substantially all of the Company’s and its domestic subsidiaries’ personal property and other assets (including intellectual property but excluding real estate), including a pledge of 66% of the Company’s equity interest in certain foreign subsidiaries and 100% of the Company’s equity interest in its domestic subsidiaries, as collateral for the Company’s obligations under the Credit Agreement. At December 31, 2012, there was $54.3 million outstanding under the Credit Agreement, excluding letters of credit, with $331.1 million available for borrowing. Letters of credit are considered borrowings for purposes of the Credit Agreement. A total of $14.6 million in letters of credit was outstanding under the Credit Agreement at December 31, 2012, $6.7 million of which was related to the guaranteed minimum payments to Australia in connection with the ownership transfer of the 11 SH-2G(A) helicopters (along with spare parts and associated equipment). The Company will make the final guaranteed minimum payment to Australia on March 14, 2013, to the extent it is not paid prior to that date. At December 31, 2011, there was $65.0 million outstanding under the Revolving Credit Agreement, excluding letters of credit, with $191.7 million available for borrowing. A total of $18.3 million in letters of credit was outstanding under the Revolving Credit Agreement at December 31, 2011, $13.1 million of which was related to the guaranteed minimum payments associated with the transfer of the SH-2G(A) inventory.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2012, 2011 and 2010

11. DEBT (CONTINUED)

Revolving Credit and Term Loan Agreements - Continued

Interest rates on amounts outstanding under the Credit Agreement are variable, and are determined based on the Consolidated Senior Secured Leverage Ratio, as defined in the Credit Agreement. At December 31, 2012, the interest rate for the outstanding amounts on both the revolving credit facility and term loan commitment was 1.75%. At December 31, 2011, the interest rate for the outstanding amounts on both the former Revolving Credit Agreement and former Term Loan Agreement was 1.68%. In addition, the Company is required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.200% to 0.325% per annum, based on the Consolidated Senior Secured Leverage Ratio. Fees for outstanding letters of credit range from 0.200% to 0.325%, based on the Consolidated Senior Secured Leverage Ratio.

The financial covenants associated with the Credit Agreement include a requirement that (i) the ratio of Consolidated Senior Secured Indebtedness to Consolidated EBITDA, as defined in the Credit Agreement, cannot be greater than 3.50 to 1.00, (ii) the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, as defined in the Credit Agreement, cannot be greater than 4.00 to 1.00, and iii) the ratio of Consolidated EBITDA to the sum of (a) all interest, premium payments, debt discounts, fees, charges and related expenses and (b) the portion of rent expense under capital leases that is treated as interest expense, as defined in the Credit Agreement, cannot be less than 4.00 to 1.00. The Company was in compliance with those financial covenants as of and for the quarter ended December 31, 2012, and management does not anticipate noncompliance in the foreseeable future.

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

The Convertible Notes will mature on November 15, 2017, unless earlier redeemed, repurchased by the Company or converted, and are convertible into cash and, at the Company’s election, shares of our common stock based on an initial conversion rate, subject to adjustment, in certain circumstances. The conversion rate will be subject to adjustment in certain circumstances, but will not be adjusted for accrued and unpaid interest. Upon conversion, the Company will pay cash up to the aggregate principal amount of the notes and pay or deliver cash, shares of its common stock or a combination of cash and shares of its common stock, at its election with respect to any remaining amounts due. Prior to May 15, 2017, the notes are convertible only in the following circumstances: (1) during any fiscal quarter commencing after April 1, 2011, and only during any such fiscal quarter, if the last reported sale price of our common stock was greater than or equal to 130% of the applicable conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, (2) upon the occurrence of specified corporate transactions, or (3) during the five consecutive business-day period following any five consecutive trading-day period in which, for each day of that period, the trading price for the notes was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day. On and after May 15, 2017 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon a change in control or termination of trading, holders of the notes may require us to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount, plus any accrued and unpaid interest.

Because the embedded conversion option is indexed to the Company’s own stock and would be classified in shareholders’ equity, it does not meet the criterion under FASB Accounting Standards Codification Topic 815 - Derivatives and Hedging ("ASC 815") that would require separate accounting as a derivative instrument.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2012, 2011 and 2010

11. DEBT (CONTINUED)

Convertible Notes - Continued

In connection with the offering, we entered into convertible note hedge transactions with affiliates of the initial purchasers. These transactions are intended to reduce the potential dilution to our Company's shareholders upon any future conversion of the notes. The call options, which cost an aggregate $13.2 million, were recorded as a reduction of additional paid-in capital. The Company also entered into warrant transactions concurrently with the offering, pursuant to which we sold warrants to acquire up to approximately 3.4 million shares of our common stock to the same counterparties that entered into the convertible note hedge transactions. Proceeds received from the issuance of the warrants totaled approximately $1.9 million and were recorded as additional paid-in capital. The convertible note hedge and warrant transactions effectively increased the conversion price of the convertible notes.

During 2011, the Company increased the dividend paid to its shareholders. This resulted in an adjustment to the conversion rate for the convertible notes. The following table illustrates the conversion rate at each date:

	December 31, 2012	December 31, 2011
Convertible Notes
Conversion Rate per $1,000 principal amount	29.5635	29.4923
Conversion Price	$33.83	$33.91
Contingent Conversion Price	$43.97	$44.08
Aggregate shares to be issued upon conversion	3,399,802	3,391,615
Warrants
Warrant Price	$44.23	$44.34

ASC 815 provides that contracts are initially classified as equity if (1) the contract requires physical settlement or net-share settlement, or (2) the contract gives the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The settlement terms of our purchased call options and sold warrant contracts require net-share settlement. Based on the guidance in ASC 815, the purchased call option contracts were recorded as a reduction of equity and the warrants were recorded as an addition to equity as of the trade date. ASC 815 states that a reporting entity shall not consider contracts to be derivative instruments if the contract issued or held by the reporting entity is both indexed to its own stock and classified in shareholders' equity in its Consolidated Balance Sheet. The Company concluded the purchased call option contracts and the warrant contracts should be accounted for in shareholders' equity and are therefore not to be considered derivative instruments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2012, 2011 and 2010

11. DEBT (CONTINUED)

Convertible Notes - Continued

The carrying amount of the equity component and the principal amount of the liability component, the unamortized discount, and the net carrying amount of the liability are as follows:

	December 31, 2012	December 31, 2011
In thousands
Principal amount of liability	$115,000	$115,000
Unamortized discount	9,740	11,478
Carrying value of liability	$105,260	$103,522

Equity component	$13,329	$13,329

As of December 31, 2012, the "if converted value" exceeds the principal amount of the Convertible Notes by $1.3 million since the closing price of the Company's Common Stock was $36.80 compared to the conversion price of $33.83 for the Convertible Notes.

Interest expense associated with the Convertible Notes consisted of the following:

	For the year ended December 31,
	2012	2011
In thousands
Contractual coupon rate of interest	$3,738	$3,737
Accretion of convertible notes discount	1,738	1,679
Interest expense - convertible notes	$5,476	$5,416

The effective interest yield of the convertible debt due in 2017 is 5.25% at December 31, 2012, and the cash coupon interest rate is 3.25%.

Short-Term Borrowings

The Company also has certain other credit arrangements to borrow funds on a short-term basis with interest at current market rates. There were no material short-term borrowings outstanding under such other credit arrangements as of December 31, 2012. As of December 31, 2011, there was $1.7 million of short-term borrowings outstanding under such other credit arrangements. The weighted average interest rate on short-term borrowings for 2012 and 2011 was 3.00% and 6.00%, respectively.

Debt Issuance Costs

In 2012, the Company incurred $2.4 million in debt issuance costs in connection with the new Credit Agreement. These costs have been capitalized and will be amortized over the term of the agreement. Total amortization expense for the year ended December 31, 2012, was $1.3 million, including the $0.2 million write-off of capitalized fees related to the former Revolving Credit Agreement and former Term Loan Agreement. Total amortization expense for the year ended December 31, 2011, was $1.3 million. Total amortization expense for the year ended December 31, 2010, was $2.0 million, including the $0.6 million write-off of capitalized fees related to an earlier revolving credit agreement.

Letters of Credit

The face amounts of irrevocable letters of credit issued totaled $14.6 million and $18.3 million at December 31, 2012 and 2011, respectively. Of those amounts, $6.7 million and $13.1 million at December 31, 2012 and 2011, respectively, was attributable to the guaranteed payments to Australia associated with the transfer of the Australian SH-2G(A) inventory.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2012, 2011 and 2010

11. DEBT (CONTINUED)

Interest Payments

Cash payments for interest were $10.2 million, $10.2 million and $7.5 million for 2012, 2011 and 2010, respectively.

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are shown below:

	At December 31,
	2012	2011
In thousands
Pension and post-retirement benefit plan adjustment	$(104,551)	$(96,111)
Foreign currency translation adjustment	(16,515)	(21,365)
Unrealized gain (loss) on derivative instruments	(524)	(470)
Accumulated other comprehensive income (loss)	$(121,590)	$(117,946)

In 2012 there was $0.3 million reclassified from other comprehensive income into net income for foreign currency translation adjustments associated with the sale of the Company's Distribution segment's Canadian operations. No amounts were reclassified from other comprehensive income into net income for foreign currency translation adjustments in 2011.

13. INCOME TAXES

The components of income tax expense (benefit) associated with continuing operations are as follows:

	For the year ended December 31,
	2012	2011	2010
In thousands
Current:
Federal	$25,110	$16,723	$7,624
State	1,627	2,438	909
Foreign	1,360	1,569	1,122
	28,097	20,730	9,655
Deferred:
Federal	(455)	5,853	11,704
State	915	727	(354)
Foreign	(1,657)	(964)	(619)
	(1,197)	5,616	10,731
Total	$26,900	$26,346	$20,386

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2012, 2011 and 2010

13. INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

	At December 31,
In thousands	2012	2011
Deferred tax assets:
Deferred employee benefits	$76,730	$66,207
Inventories	14,490	14,137
Environmental liabilities	4,715	5,569
Tax loss and credit carryforwards	10,932	9,263
Tax deductible bond hedge	3,687	4,336
Accrued liabilities and other items	5,321	5,349
Total deferred tax assets	115,875	104,861
Deferred tax liabilities:
Property, plant and equipment	(14,237)	(12,677)
Intangibles	(27,469)	(26,270)
Unamortized discount on convertible notes	(3,702)	(4,362)
Other items	(1,589)	(1,141)
Total deferred tax liabilities	(46,997)	(44,450)
Net deferred tax assets before valuation allowance	68,878	60,411
Valuation allowance	(5,288)	(3,786)
Net deferred tax assets after valuation allowance	$63,590	$56,625

Valuation allowances of $5.3 million and $3.8 million at December 31, 2012 and 2011, respectively, reduced the deferred tax asset attributable to state loss and credit carryforwards to an amount that, based upon all available information, is more likely than not to be realized. Reversal of the valuation allowance is contingent upon the recognition of future taxable income in the respective jurisdictions or changes in circumstances which cause the realization of the benefits of the carryforwards to become more likely than not. The net increase in the valuation allowance of $1.5 million is due to the generation of $1.8 million in carryforwards, offset by utilization of $0.1 million of loss carryforwards and the expiration of $0.2 million of carryforwards.

U.S. foreign tax credit carryforwards of $4.3 million expire between 2014 and 2022. State carryforwards are in numerous jurisdictions with varying lives.

No valuation allowance has been recorded against the other deferred tax assets because the Company believes that these deferred tax assets will, more likely than not, be realized. This determination is based largely upon the Company's earnings history, anticipated future taxable income, foreign-source income, and its ability to carryback reversing items within the applicable carryback periods to offset taxes paid. In addition, the Company has the ability to offset deferred tax assets against deferred tax liabilities created for such items as depreciation and amortization.

Pre-tax income (loss) from foreign operations amounted to $2.5 million, $4.2 million and $(2.8) million in 2012, 2011 and 2010, respectively. Income taxes have not been provided on undistributed earnings of $24.4 million from foreign subsidiaries since it is the Company’s intention to permanently reinvest such earnings or to distribute them only when it is tax efficient to do so. It is impracticable to estimate the total tax liability, if any, that would be created by the future distribution of these earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2012, 2011 and 2010

13. INCOME TAXES (CONTINUED)

The provision for income taxes associated with continuing operations differs from that computed at the federal statutory corporate tax rate as follows:

	For the year ended December 31,
	2012	2011	2010
In thousands
Federal tax at 35% statutory rate	$28,290	$26,696	$19,553
State income taxes, net of federal benefit	1,652	2,057	361
Tax effect of:
Goodwill impairment	—	—	2,229
Other, net	(3,042)	(2,407)	(1,757)
Income tax expense	$26,900	$26,346	$20,386

The Company records a benefit for uncertain tax positions in the financial statements only when it determines it is more likely than not that such a position will be sustained upon examination by taxing authorities. Unrecognized tax benefits represent the difference between the position taken and the benefit reflected in the financial statements. On December 31, 2012, 2011 and 2010 the total liability for unrecognized tax benefits was $3.9 million, $4.4 million and $3.9 million, respectively (including interest and penalties of $0.6 million, $0.7 million and $0.5 million, respectively).  The change in the liability for 2012, 2011 and 2010 is explained as follows:

In thousands	2012	2011	2010
Balance at January 1	$4,388	$3,907	$2,679
Additions based on current year tax positions	258	131	1,345
Changes for tax positions of prior years	113	452	139
Settlements	(82)	—	—
Additions due to acquired business	—	245	—
Reductions due to lapses in statutes of limitation	(791)	(347)	(256)
Balance at December 31	$3,886	$4,388	$3,907

Included in unrecognized tax benefits at December 31, 2012, were items approximating $2.0 million that, if recognized, would favorably affect the Company’s effective tax rate in future periods. The Company files tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including 2007. During 2012, 2011 and 2010, $0.1 million of interest and penalties were recognized each year as components of income tax expense. It is the Company’s policy to record interest and penalties on unrecognized tax benefits as income taxes.

Cash payments for income taxes, net of refunds, were $26.9 million, $18.2 million, and $14.5 million in 2012, 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2012, 2011 and 2010

14. PENSION PLANS

The Company has a non-contributory qualified defined benefit pension plan (the “Qualified Pension Plan”). On February 23, 2010, the Company’s Board of Directors approved an amendment to the Qualified Pension Plan that, among other things, closed the Qualified Pension Plan to all new hires on or after March 1, 2010, and changed the benefit calculation for existing employees related to pay and years of service. Specifically, changes in pay were taken into account for benefit calculation purposes until the end of calendar year 2010, the benefit formula was improved to use the highest five years out of the last ten years of service up to December 31, 2010, whether consecutive or not, and years of service will continue to be added for purposes of the benefit calculations through December 31, 2015, with no further accrual of benefits for service thereafter except for vesting purposes. The changes to the Qualified Pension Plan resulted in a net curtailment loss of $0.2 million, a $25.2 million reduction of accumulated other comprehensive loss, a $15.5 million decrease of deferred tax assets and a $40.7 million reduction of the pension liability on the Company’s Consolidated Balance Sheet.

The Company also has a Supplemental Employees’ Retirement Plan (“SERP”), which is considered a non-qualified pension plan. The SERP provides certain key executives, whose compensation is in excess of the limitations imposed by federal law on the qualified defined benefit pension plan, with supplemental benefits based upon eligible earnings, years of service and age at retirement. During 2010, the Company's Board of Directors also approved an amendment to the SERP. The SERP amendment contains the changes necessary for the SERP to be consistent with the pension plan amendment except that the SERP already provided for the use of non-consecutive years of service for benefit calculation purposes and there was no provision needed regarding limitations on future participation because executives must be approved for SERP participation by the Board's Personnel & Compensation Committee (the "Committee") and the Board of Directors. The Committee and the Board have not approved any new participants to the SERP since February 28, 2010, and do not intend to do so at any time in the future. The measurement date for both these plans is December 31.

Obligations and Funded Status

The changes in the actuarial present value of the projected benefit obligation and fair value of plan assets are as follows:

	For the year ended December 31,
	Qualified Pension Plan		SERP
	2012	2011	2012	2011
In thousands
Projected benefit obligation at beginning of year	$647,372	$553,165	$12,075	$15,652
Service cost	14,075	12,082	380	361
Interest cost	26,312	28,326	408	515
Actuarial liability (gain) loss (a)	43,409	77,527	(33)	(48)
Benefit payments	(24,812)	(23,728)	(1,550)	(4,405)
(Curtailment) / Settlement	—	—	1,046	—
Projected benefit obligation at end of year	$706,356	$647,372	$12,326	$12,075
Fair value of plan assets at beginning of year	$511,543	$454,541	$—	$—
Actual return on plan assets	60,922	61,130	—	—
Employer contributions	10,000	19,600	1,550	4,405
Benefit payments	(24,812)	(23,728)	(1,550)	(4,405)
Fair value of plan assets at end of year	$557,653	$511,543	$—	$—
Funded status at end of year	$(148,703)	$(135,829)	$(12,326)	$(12,075)
Accumulated benefit obligation	$706,356	$647,372	$12,326	$12,075
(a) The actuarial liability loss amount for the qualified pension plan for 2012 and 2011 is principally due to the effect of changes in the discount rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2012, 2011 and 2010

14. PENSION PLANS (CONTINUED)

Obligations and Funded Status - Continued

The Company has recorded liabilities related to our qualified pension plan and SERP as follows:

	At December 31,
	Qualified Pension Plan		SERP
	2012	2011	2012	2011
In thousands
Current liabilities (a)	$—	$—	$(2,291)	$(529)
Noncurrent liabilities	(148,703)	(135,829)	(10,035)	(11,546)
Total	$(148,703)	$(135,829)	$(12,326)	$(12,075)
(a) The current liabilities are included in other accruals and payables on the Consolidated Balance Sheets.

Certain amounts included in accumulated other comprehensive income on the Consolidated Balance Sheets represent costs that will be recognized as components of pension cost in future periods. These consist of:

	At December 31,
	Qualified Pension Plan		SERP
	2012	2011	2012	2011
In thousands
Unrecognized (gain) or loss	$166,025	$153,503	$2,353	$1,707
Unrecognized prior service cost (credit)	254	353	—	—
Amount included in accumulated other comprehensive income (loss)	$166,279	$153,856	$2,353	$1,707

The estimated net loss and prior service cost (credit) for the qualified pension plan and the SERP that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year will be $9.2 million and $0.3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2012, 2011 and 2010

14. PENSION PLANS (CONTINUED)

Obligations and Funded Status - Continued

The pension plan net periodic benefit costs on the Consolidated Statements of Operations and other amounts recognized in other comprehensive income (loss) on the Consolidated Statements of Comprehensive Income and Consolidated Statements of Shareholders’ Equity were computed using the projected unit credit actuarial cost method and included the following components:

	For the year ended December 31,
	Qualified Pension Plan			SERP
	2012	2011	2010	2012	2011	2010
In thousands
Service cost for benefits earned during the year	$14,075	$12,082	$11,527	$380	$361	$371
Interest cost on projected benefit obligation	26,312	28,326	29,104	408	515	789
Expected return on plan assets	(37,878)	(36,423)	(30,089)	—	—	—
Amortization of prior service credit (cost)	98	98	98	—	—	(192)
Recognized net loss	7,844	4,183	5,003	169	153	501
Additional amount recognized due to curtailment/settlement	—	—	221	198	560	737
Net pension benefit cost	$10,451	$8,266	$15,864	$1,155	$1,589	$2,206
Change in prior service cost	$—	$—	$(221)	$—	$—	$—
Change in net gain or loss	20,365	52,820	(33,482)	815	(608)	(886)
Amortization of prior service cost (credit)	(98)	(98)	(98)	—	—	192
Amortization of net gain (loss)	(7,844)	(4,183)	(5,003)	(169)	(153)	(501)
Total recognized in other comprehensive income (loss)	$12,423	$48,539	$(38,804)	$646	$(761)	$(1,195)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$22,874	$56,805	$(22,940)	$1,801	$828	$1,011

The Company expects to contribute $10.0 million to the qualified pension plan and $2.3 million to the SERP for the 2013 plan year. For the 2012 plan year, the Company contributed $10.0 million to the Qualified Pension Plan and $1.6 million to the SERP. For the 2011 plan year, the Company made contributions of $19.6 million to the Qualified Pension Plan and $4.4 million to the SERP.

Expected future benefit payments, which reflect expected future service, are as follows:

	Qualified Pension Plan	SERP
In thousands
2013	$27,581	$2,291
2014	29,184	528
2015	30,836	988
2016	32,444	3,099
2017	33,940	503
2018-2022	192,646	4,615

Effective January 1, 2011, changes in pay are no longer taken into account for benefit calculation purposes. The discount rates take into consideration the populations of our pension plans and the anticipated payment streams as compared to the Citigroup

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2012, 2011 and 2010

14. PENSION PLANS (CONTINUED)

Obligations and Funded Status - Continued

Discount Yield Curve index and rounds the results to the nearest fifth basis point. The actuarial assumptions used in determining benefit obligations of the pension plans are as follows:

	At December 31,
	Qualified Pension Plan		SERP
	2012	2011	2012	2011
Discount rate	3.70%	4.20%	2.85%	3.55%

The actuarial assumptions used in determining the net periodic benefit cost of the pension plans are as follows:

	For the year ended December 31,
	Qualified Pension Plan		SERP
	2012	2011	2012	2011
Discount rate	4.20%	5.30%	3.55%	4.50%
Expected return on plan assets	7.50%	8.00%	N/A	N/A
Average rate of increase in compensation levels	N/A	N/A	N/A	N/A

Plan Assets for Qualified Pension Plan

The expected return on plan assets rate was determined based upon historical returns adjusted for estimated future market fluctuations. For 2012, the expected rate of return on plan assets was reduced to 7.5% from 8.0% for 2011. The reduction was primarily driven by the changes in the allocation targets of our investments made during 2011. During 2012 and 2011, the actual return on pension plan assets was significantly higher than our expected rate of return on pension plan assets of 7.5% and 8.0%, respectively. The 2012 actual rate of return on pension plan assets, net of expenses was 11.9%.

Plan assets are invested in a diversified portfolio consisting of equity and fixed income securities. The investment goals for pension plan assets are to improve and/or maintain the Plan’s funded status by generating long-term asset returns that exceed the rate of growth of the Plan’s liabilities. The Plan invests assets in a manner that seeks to (a) maximize return within reasonable and prudent levels of risk of loss of funded status; and (b) maintain sufficient liquidity to meet benefit payment obligations and other periodic cash flow requirements on a timely basis. The return generation/liability matching asset allocation ratio is currently 47%/53%. As the plan’s funded status changes, the pension plan’s Administrative Committee (the management committee that is responsible for plan administration) will act through an immediate or gradual process, as appropriate, to reallocate assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2012, 2011 and 2010

14. PENSION PLANS (CONTINUED)

Plan Assets for Qualified Pension Plan - Continued

Short-term Investments – This investment category consists of cash and cash equivalents and futures and options contracts. Cash and cash equivalents are comprised of investments with maturities of three months or less when purchased, including certain short-term fixed-income securities, and are classified as Level 1 investments. Futures contracts and options contracts requiring the investment managers to receive from or pay to the broker an amount of cash equal to daily fluctuations are included in short-term investments and are classified as Level 2 investments.

Corporate Stock – This investment category consists of primarily domestic common stock issued by U.S. corporations. Common shares are traded actively on exchanges and price quotes for these shares are readily available. Holdings of corporate stock are classified as Level 1 investments.

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

Fixed Income Securities - For fixed income securities, multiple prices and price types are obtained from pricing vendors whenever possible, which enables cross-provider validations. A primary price source is identified based on asset type, class or issue for each security. The fair values of fixed income securities are based on evaluated prices that reflect observable market information, such as actual trade information of similar securities, adjusted for observable differences and are categorized as Level 2. These securities are primarily investment grade securities.

The fair value of the Company’s qualified pension plan assets at December 31, 2012 and 2011, are as follows:

	Total Carrying Value at December 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
In thousands
Short-term investments:
Cash and cash equivalents	$40,304	$40,304	$—	$—
Futures contracts	(2,312)	—	(2,312)	—
Fixed income securities:
U.S. Government and agency securities (a)	56,364	—	56,364	—
Bonds:
Corporate fixed income	84,535	—	84,535	—
Foreign fixed income	9,459	—	9,459	—
Other fixed income (b)	5,429	—	5,429	—
Mutual funds	78,098	78,098	—	—
Common trust funds	221,301	—	221,301	—
Corporate stock	64,475	64,475	—	—
Total	$557,653	$182,877	$374,776	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2012, 2011 and 2010

14. PENSION PLANS (CONTINUED)

Plan Assets for Qualified Pension Plan - Continued

	Total Carrying Value at December 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
In thousands
Short term investments:
Cash and cash equivalents	$32,013	$32,013	$—	$—
Futures contracts	16,695	—	16,695	—
Option contracts - assets	888	—	888	—
Option contracts - liabilities	(1,599)	—	(1,599)	—
Fixed income securities:
US Government and agency securities (a)	69,635	—	69,635	—
Bonds:
Corporate fixed income	79,310	—	79,310	—
Foreign fixed income	6,510	—	6,510	—
Other fixed income (b)	8,845	—	8,845	—
Mutual funds	59,474	59,474	—	—
Common trust funds	180,938	—	180,938	—
Corporate stock	58,834	58,834	—	—
Total	$511,543	$150,321	$361,222	$—
(a) This category represents investments in debt securities issued by the U.S. Treasury, other U.S. government corporations and agencies, states and municipalities.
(b) This category primarily represents investments in commercial and residential mortgage-backed securities.

Derivatives are primarily used to manage risk and gain asset class exposure while still maintaining liquidity. Derivative instruments mainly consist of equity futures and interest rate futures.

Other Plans

The Company also maintains a Defined Contribution Plan that has been adopted by most of its U.S. subsidiaries. Employees of the adopting employers who meet the eligibility requirements of the plan may participate. Employer matching contributions are made to the plan based on a percentage of each participant’s pre-tax contribution. Effective January 1, 2011, for each dollar that a participant contributes, up to 5% of compensation, participating subsidiaries make employer contributions of one dollar. During 2010, for each dollar that a participant contributed, up to 5% of compensation, participating subsidiaries made employer contributions of fifty cents. Employer contributions to the plan totaled $9.3 million, $8.5 million and $3.7 million in 2012, 2011 and 2010, respectively.

One of the Company’s acquired U.S. subsidiaries maintains a separate defined contribution plan for its eligible employees. Employer matching contributions are made on a discretionary basis. Additionally, two of our foreign subsidiaries each maintain a defined benefit plan of their own for their local employees. The net pension liabilities of $1.5 million associated with these plans are included in other accruals and payables on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2012, 2011 and 2010

15. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

	At December 31,
	2012	2011
In thousands
Supplemental employees' retirement plan (SERP)	$10,035	$11,546
Deferred compensation	12,665	11,556
Long-term incentive plan	6,084	5,089
Noncurrent income taxes payable	3,886	4,313
Environmental remediation liability	9,903	9,941
Other	6,837	14,440
Total	$49,410	$56,885

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

16. COMMITMENTS AND CONTINGENCIES

Asset Retirement Obligations

The Company has unrecorded Asset Retirement Obligation’s (“AROs”) that are conditional upon certain events. These AROs generally include the removal and disposition of non-friable asbestos. The Company has not recorded a liability for these conditional AROs at December 31, 2012, because the Company does not currently believe there is a reasonable basis for estimating a date or range of dates for major renovation or demolition of these facilities. In reaching this conclusion, the Company considered the historical performance of each facility and has taken into account factors such as planned maintenance, asset replacement and upgrades, which, if conducted as in the past, can extend the physical lives of the facilities indefinitely. The Company also considered the possibility of changes in technology and risk of obsolescence in arriving at its conclusion.

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

Leases

Rent commitments under various leases for office space, warehouses, land and buildings expire at varying dates from January 2013 to September 2020. The standard term for most leases ranges from 3 to 5 years. Some of the Company’s leases have rent escalations, rent holidays or contingent rent that are recognized on a straight-line basis over the entire lease term. Material leasehold improvements and other landlord incentives are amortized over the shorter of their economic lives or the lease term, including renewal periods, if reasonably assured. Certain annual rentals are subject to renegotiation, with certain leases renewable for varying periods.

Lease periods for machinery and equipment range from 1 to 5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2012, 2011 and 2010

16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Leases - Continued

Substantially all real estate taxes, insurance and maintenance expenses are obligations of the Company. It is expected that in the normal course of business leases that expire will be renewed or replaced by leases on other similar property.

The following minimum future rental payments are required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2012:

In thousands
2013	$20,487
2014	15,556
2015	9,688
2016	5,599
2017	4,899
Thereafter	1,614
Total	$57,843

Lease expense for all operating leases, including leases with terms of less than one year, amounted to $23.6 million, $21.4 million and $17.0 million for 2012, 2011 and 2010, respectively.

Legal Matters

Wichita Subpoena Matter

In 2011, the U.S. District Court for the District of Kansas issued a grand jury subpoena to the Aerospace segment's Wichita facility regarding a government investigation of record keeping associated with the manufacture of certain composite parts. Management is cooperating with the government's investigation and believes that it has fully complied with all legal obligations in connection with the manufacture of the parts in question. At December 31, 2012, the Company had no amount accrued for this matter, as it is unable to estimate the amount of costs, if any, that might be incurred in connection with the resolution of this matter at this time. The Company believes that the likelihood of an adverse outcome to this matter is remote.

40 mm

The Orlando facility is one of five defendants in a qui tam suit under the False Claims Act brought by John D. King, a former employee of one of the other defendants. The case, United States ex rel. King v. DSE, Inc., et al., No. 8:08-cv-02416 (M.D. Fla.), is currently pending in the U.S. District Court for the Middle District of Florida. The United States Department of Justice has declined to intervene in the suit, and the case is being brought by Mr. King. The suit alleges that the Orlando facility knowingly submitted false claims or made false statements in connection with its work on 40 mm grenade programs. Management believes that it has fully complied with its legal obligations in connection with this program. On February 19, 2013, the Court issued an order dismissing the case with prejudice as to Mr. King. A judgment on the order was entered by the Court on February 20, 2013, Mr. King has 30 days from the date of the judgment in which to file an appeal. At December 31, 2012, the Company had no amount accrued for this matter, as it is unable to estimate the amount of costs, if any, that might be incurred in connection with the resolution of this matter at this time. The Company believes that the likelihood of an adverse outcome to this matter is remote.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2012, 2011 and 2010

16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Matters

Revenue Sharing Agreement with the Commonwealth of Australia

The Company is actively engaged in efforts to resell the former Australia SH-2G(A) (now designated the SH-2G(I)) aircraft, spare parts and equipment to other potential customers. Pursuant to the terms of its revenue sharing agreement with the Commonwealth of Australia, the Company will share all proceeds from the resale of the aircraft, spare parts, and equipment with the Commonwealth on a predetermined basis, and total payments of at least $39.5 million (AUD) must be made to the Commonwealth regardless of sales. Cumulative payments of $33.1 million (AUD) have been made through December 31, 2012. An additional payment of $6.4 million (AUD) must be paid on March 14, 2013, to the extent that cumulative payments have not yet reached $39.5 million (AUD) as of that date.

To secure these payments, the Company has provided the Commonwealth of Australia with an unconditional letter of credit, which is being reduced as such payments are made. The letter of credit balance at December 31, 2012, was $6.7 million. The letter of credit balance will continue to be reduced as payments are made to the Commonwealth of Australia. As of December 31, 2012, the U.S. dollar value of the remaining $6.4 million (AUD) required payment was $6.7 million. In late 2008, the Company entered into foreign currency exchange contracts that limited the foreign currency risks associated with these required payments. See Note 6, Derivative Financial Instruments, for further discussion.

Moosup

This facility is currently being held for disposal. Site characterization of the environmental condition of the property, which began in 2008, is continuing. The total anticipated cost of the environmental remediation activities associated with the Moosup property is $4.4 million, unchanged from the previously reported estimate, all of which has been accrued. The total amount paid to date in connection with environmental remediation activities at this location is $2.4 million. A portion ($0.2 million) of the accrual related to this property is included in other accruals and payables and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

New Hartford

In connection with sale of the Company’s Music segment in 2007, the Company assumed responsibility for meeting certain requirements of the Connecticut Transfer Act (the “Transfer Act”) that applied to our transfer of the New Hartford, Connecticut, facility leased by that segment for guitar manufacturing purposes (“Ovation”). Under the Transfer Act, those responsibilities essentially consist of assessing the site's environmental conditions and remediating environmental impairments, if any, caused by Ovation's operations prior to the sale. The site is a multi-tenant industrial park, in which Ovation and other unrelated entities lease space. The environmental assessment, which began in 2008, is still in process.

The Company's estimate of its portion of the cost to assess the environmental conditions and remediate this site is $2.2 million, unchanged from previously reported estimates, all of which has been accrued. The total amount paid to date in connection with these environmental remediation activities is $0.5 million. A portion ($0.7 million) of the accrual related to this property is included in other accruals and payables and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2012, 2011 and 2010

16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Matters - Continued

Bloomfield

In connection with the Company’s 2008 purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR, the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and continues the effort to define the scope of the remediation that will be required by the Connecticut Department of Environmental Protection ("CTDEP"). The assumed environmental liability of $10.3 million was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $5.3 million. A portion ($1.4 million) of the accrual related to this property is included in other accruals and payables, and the balance is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

United Kingdom

In connection with the purchase of U.K. Composites, the Company accrued, at the time of acquisition, £1.6 million for environmental compliance at the facilities. The remaining balance of the accrual at December 31, 2012 was £0.5 million, with £0.9 million having been paid to date in connection with these environmental remediation activities and £0.2 million released to income. The U.S. dollar equivalent of the remaining environmental compliance liability as of December 31, 2012, is $0.7 million, which is included in other accruals and payables. The Company continues to assess the work that may be required, which may result in a change to this accrual. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

17. COMPUTATION OF EARNINGS PER SHARE

The computation of basic earnings per share is based on net earnings divided by the weighted average number of shares of common stock outstanding for each year. The computation of diluted earnings per share includes the common stock equivalency of dilutive options granted to employees under the Stock Incentive Plan.

Excluded from the diluted earnings per share calculation for the years ended December 31, 2012, 2011 and 2010, respectively, are 338,248, 265,026 and 471,688 shares associated with equity awards granted to employees that are anti-dilutive based on the average stock price.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2012, 2011 and 2010

17. COMPUTATION OF EARNINGS PER SHARE (CONTINUED)

	For the Year Ended December 31,
	2012	2011	2010
In thousands, except per share amounts
Earnings from continuing operations	$53,928	$49,928	$35,481
Earnings from discontinued operations, net of tax	(226)	1,214	130
Gain on disposal of discontinued operations, net of tax	1,323	—	—
Net earnings	$55,025	$51,142	$35,611

Basic:
Weighted average number of shares outstanding	26,425	26,246	25,928

Earnings per share from continuing operations	$2.04	$1.90	$1.37
Earnings per share from discontinued operations	(0.01)	0.05	—
Earnings per share from disposal of discontinued operations	0.05	—	—
Basic earnings per share	$2.08	$1.95	$1.37
Diluted:
Weighted average number of shares outstanding	26,425	26,246	25,928
Weighted average shares issuable on exercise of dilutive stock options	162	223	176
Weighted average shares issuable on exercise of convertible notes	35	31	—
Total	26,622	26,500	26,104

Earnings per share from continuing operations	$2.03	$1.88	$1.36
Earnings per share from discontinued operations	(0.01)	0.05	—
Earnings per share from disposal of discontinued operations	0.05	—	—
Diluted earnings per share	$2.07	$1.93	$1.36

In November 2010, the Company issued Convertible Notes due on November 15, 2017, in the aggregate principal amount of $115.0 million. Shares issuable under the Convertible Notes were excluded from the diluted earnings per share calculation for the year ended December 31, 2010, because the conversion price was greater than the average market price of our stock during the period. Excluded from the diluted earnings per share calculation for the year ended December 31, 2012, are 3,396,841 and for the years ended December 31, 2011 and 2010 are 3,386,739 shares, issuable under the warrants sold in connection with the Company’s convertible note offering as they would be anti-dilutive.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2012, 2011 and 2010

18. SHARE-BASED ARRANGEMENTS (CONTINUED)

The following table summarizes share-based compensation expense recorded during each period presented:

	For the Year Ended December 31,
	2012	2011	2010
In thousands
Stock options	$1,850	$1,743	$1,407
Restricted stock awards	3,571	4,554	2,658
Stock appreciation rights	—	179	123
Employee stock purchase plan	444	330	270
Total share-based compensation	$5,865	$6,806	$4,458

Stock Incentive Plan

The 2003 Stock Incentive Plan (the "2003 Plan") provides for the issuance of shares of common stock and includes a continuation and extension of the predecessor plan. As with the predecessor plan, the 2003 Plan provides for equity compensation awards, including principally incentive and non-statutory stock options, restricted stock, stock appreciation rights, and long-term incentive program ("LTIP") awards. In addition, the 2003 Plan contains provisions intended to qualify the LTIP under Section 162(m) of the Internal Revenue Code of 1986, as amended. As of December 31, 2012, there were 510,403 shares available for grant under the plan.

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

Stock option activity is as follows:

	Options	Weighted average- exercise price
Options outstanding at December 31, 2011	979,658	$23.35
Granted	181,620	33.59
Exercised	(210,332)	19.66
Forfeited or expired	(29,906)	23.38
Options outstanding at December 31, 2012	921,040	$26.21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2012, 2011 and 2010

18. SHARE-BASED ARRANGEMENTS (CONTINUED)

Stock Incentive Plan - Continued

The following table presents information regarding options outstanding as of December 31, 2012:

Weighted-average remaining contractual term - options outstanding (years)	6.5
Aggregate intrinsic value - options outstanding (in thousands)	$9,284
Weighted-average exercise price - options outstanding	$26.21
Options exercisable	351,258
Weighted-average remaining contractual term - options exercisable (years)	5.2
Aggregate intrinsic value - options exercisable (in thousands)	$4,772
Weighted-average exercise price - options exercisable	$22.70

The intrinsic value represents the amount by which the market price of the stock on the measurement date exceeds the exercise price of the option. The intrinsic value of options exercised in 2012, 2011 and 2010 was $4.8 million, $2.9 million and $1.5 million, respectively. The Company currently has an open stock repurchase plan, which would enable the Company to repurchase shares as needed. Prior to 2008 the Company generally issued shares related to option exercises and RSAs from treasury stock; however, since 2007 the Company has issued shares from its authorized but unissued common stock.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	2012	2011	2010
Expected option term (years)	5.4	6.5	6.5
Expected volatility	46.5%	43.9%	46.1%
Risk-free interest rate	0.9%	2.9%	3.2%
Expected dividend yield	1.9%	2.2%	3.3%
Per share fair value of options granted	$12.00	$12.05	$9.28

The expected term of options granted represents the period of time that option grants are expected to be outstanding. For 2012, in predicting the expected term, the Company based its calculation on historical exercise patterns in order to estimate future exercise patterns. For 2011 and 2010, in predicting the life of option grants, all stock options met the definition of “plain vanilla” options and therefore, the “simplified” method was used to calculate the term for grants. Forfeitures of options are estimated based upon historical data and are adjusted based upon actual occurrences. The cumulative effect of stock award forfeitures was immaterial. The volatility assumption is based on the historical daily price data of the Company’s stock over a period equivalent to the weighted-average expected term of the options. Management evaluated whether there were factors during that period that were unusual and would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. The Company relies only on historical volatility since future volatility is expected to be consistent with historical volatility.

The risk-free interest rate assumption is based upon the interpolation of various U.S. Treasury rates determined at the date of option grant. Expected dividends are based upon a historical analysis of our dividend yield over the past year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2012, 2011 and 2010

18. SHARE-BASED ARRANGEMENTS (CONTINUED)

Stock Incentive Plan - Continued

Restricted Stock activity is as follows:

	Restricted Stock Awards	Weighted- average grant date fair value
Restricted Stock outstanding at December 31, 2011	309,533	$25.74
Granted	94,392	33.67
Vested	(145,289)	26.41
Forfeited or expired	(7,277)	28.26
Restricted Stock outstanding at December 31, 2012	251,359	$28.30

The grant date fair value for restricted stock is the average market price of the unrestricted shares on the date of grant.  The total fair value of restricted stock awards vested during 2012, 2011 and 2010 was $5.3 million, $4.0 million and $2.5 million, respectively.

We record a tax benefit and associated deferred tax asset for compensation expense recognized on non-qualified stock options and restricted stock for which we are allowed a tax deduction. For 2012, 2011 and 2010, respectively, we recorded a tax benefit of $2.1 million, $2.4 million and $1.5 million for these two types of compensation expense.

The windfall tax benefit is the tax benefit realized on the exercise of non-qualified stock options and disqualifying dispositions of stock acquired by exercise of incentive stock options and Employee Stock Purchase Plan stock purchases in excess of the deferred tax asset originally recorded. The total windfall tax benefit realized in 2012, 2011, and 2010 was $0.9 million, $0.8 million, and $0.3 million, respectively.

As of December 31, 2012, future compensation costs related to non-vested stock options and restricted stock grants is $8.6 million. The Company anticipates that this cost will be recognized over a weighted-average period of 3.1 years.

Employees Stock Purchase Plan

The Kaman Corporation Employees Stock Purchase Plan (“ESPP”) allows employees to purchase common stock of the Company, through payroll deductions, at 85% of the market value of shares at the time of purchase. The plan provides for the grant of rights to employees to purchase a maximum of 1,500,000 shares of common stock.

During 2012, 90,048 shares were issued to employees at prices ranging from $24.09 to $30.79. During 2011, 68,116 shares were issued to employees at prices ranging from $23.35 to $32.50. During 2010, 71,627 shares were issued to employees at prices ranging from $18.76 to $25.36. At December 31, 2012, there were 551,139 shares available for purchase under the plan.

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

The Distribution segment is the third largest power transmission/motion control industrial distributor in North America. The segment provides products including bearings, mechanical and electrical power transmission, fluid power, motion control, automation, material handling components, electrical control and power distribution, and MRO supplies to a broad spectrum of industrial markets throughout North America.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2012, 2011 and 2010

19. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

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

Summarized financial information by business segment is as follows:

	For the year ended December 31,
In thousands	2012	2011	2010
Net sales:
Distribution	$1,012,059	$930,131	$813,416
Aerospace (a)	580,769	547,403	486,516
Net sales	$1,592,828	$1,477,534	$1,299,932
Operating income:
Distribution	$50,560	$46,894	$30,005
Aerospace (b)	89,142	80,424	67,151
Net gain (loss) on sale of assets	(105)	(269)	448
Corporate expense	(46,759)	(39,468)	(39,409)
Operating income from continuing operations	92,838	87,581	58,195
Interest expense, net (c)	12,185	11,646	3,403
Other expense (income), net	(175)	(339)	(1,075)
Earnings before income taxes from continuing operations	80,828	76,274	55,867
Income tax expense	26,900	26,346	20,386
Earnings from continuing operations	$53,928	$49,928	$35,481

(a) Net sales by the Aerospace segment under contracts with U.S. Government agencies (including sales to foreign governments through foreign military sales contracts with U.S. Government agencies) totaled $303.5 million, $268.1 million and $287.1 million in 2012, 2011 and 2010, respectively.

(b) Operating income for 2012 includes $3.3 million of net loss associated with the resolution of a program related matter. Operating income for 2011 includes $6.2 million in expense associated with the settlement of the FMU-143 matter. Operating income for 2010 includes a non-cash non-tax-deductible impairment charge of $6.4 million and a $2.0 million contract loss resulting from finalization of the contract price negotiations for the Sikorsky Canadian MH-92 program.

(c) Interest expense, net in 2010 includes $6.6 million of interest income related to look-back interest received from the Internal Revenue Service in response to a claim we filed in connection with the Australian SH-2G(A) Super Seasprite Helicopter program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2012, 2011 and 2010

19. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

	At December 31,
In thousands	2012	2011	2010
Identifiable assets (a):
Distribution	$449,552	$374,144	$301,031
Aerospace	521,080	513,556	471,266
Corporate (b)	126,361	108,698	123,460
Total assets	$1,096,993	$996,398	$895,757
Capital expenditures:
Distribution	$10,867	$8,044	$7,796
Aerospace	15,293	11,958	10,520
Corporate	6,409	8,814	3,156
Total capital expenditures	$32,569	$28,816	$21,472
Depreciation and amortization:
Distribution	$9,565	$7,059	$6,107
Aerospace	13,947	12,540	10,992
Corporate	4,871	3,569	3,362
Total depreciation and amortization	$28,383	$23,168	$20,461

(a) Identifiable assets are year-end assets at their respective net carrying values segregated as to segment and corporate use.

(b) For the periods presented, the corporate identifiable assets are principally comprised of cash, short-term and long-term deferred income tax assets, capitalized debt issuance costs, cash surrender value of life insurance policies and fixed assets.

Sales are attributed to geographic regions based on the location to which the product is shipped. Geographic distribution of sales from continuing operations is as follows:

	For the year ended December 31,
	2012	2011	2010
In thousands
United States	$1,379,371	$1,313,372	$1,158,397
United Kingdom	47,657	41,694	41,944
Mexico	31,584	27,866	24,858
Germany	20,475	17,577	13,191
Other	113,741	77,025	61,542
Total	$1,592,828	$1,477,534	$1,299,932

Geographic distribution of long-lived assets is as follows:

	At December 31,
	2012	2011
In thousands
United States	$354,627	$281,559
United Kingdom	61,562	60,608
Germany	12,718	11,455
Mexico	3,261	2,609
Canada	50	488
Total	$432,218	$356,719

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2012, 2011 and 2010

20. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of these financial statements. No material subsequent events were identified that required disclosure.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The company has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2012, the disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect and correct misstatements. Management has assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2012, with the exception of Zeller and FBI, both of which were acquired during 2012. While we are beginning the process of incorporating our controls and procedures into these businesses, management has not yet performed documentation, evaluation and testing of internal controls over financial reporting at these businesses. Therefore, Zeller and FBI were not included in our assessment of internal controls over financial reporting as of December 31, 2012.

In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Management concluded that based on its assessment, which excluded Zeller and FBI, the company’s internal control over financial reporting was effective as of December 31, 2012. The effectiveness of internal control over financial reporting as of December 31, 2012, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in this Form 10-K.

Changes in Internal Control Over Financial Reporting

Management of the company has evaluated, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, changes in the company’s internal controls over financial reporting during 2012.

During the fourth quarter ended December 31, 2012, management made no changes to the internal controls over financial reporting that materially affected our internal controls over financial reporting.

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

Other than the list of executive officers of the company set forth in Item 1, Executive Officers of the Registrant, all information under this caption may be found in the company’s proxy statement to be delivered to stockholders in connection with the Annual Meeting of Shareholders, which is scheduled for April 17, 2013, (the “Proxy Statement”) in the following sections: “Class 2 Director Nominees for Election at the 2013 Annual Meeting,” “Continuing Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nominees,” and “Audit Committee.”  Those portions of the Proxy Statement are incorporated by reference into this Item 10.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bloomfield, State of Connecticut, on this 25th day of February 2013.

KAMAN CORPORATION (Registrant)

By:	/s/ Neal J. Keating
Neal J. Keating
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title:	Date:

/s/ Neal J. Keating	Chairman, President	February 25, 2013
Neal J. Keating	and Chief Executive Officer

/s/ William C. Denninger	Executive Vice President	February 25, 2013
William C. Denninger	and Chief Financial Officer (Principal Financial Officer)

/s/ John J. Tedone	Vice President – Finance and	February 25, 2013
John J. Tedone	Chief Accounting Officer

/s/ Neal J. Keating		February 25, 2013
Neal J. Keating
Attorney-in-Fact for:

Brian E. Barents	Director
E. Reeves Callaway III	Director
Karen M. Garrison	Director
A. William Higgins	Director
Scott E. Kuechle	Director
Eileen S. Kraus	Director
George E. Minnich	Director
Thomas W. Rabaut	Director
Richard J. Swift	Director

KAMAN CORPORATION AND SUBSIDIARIES

Index to Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Kaman Corporation:
Under date of February 25, 2013, we reported on the consolidated balance sheets of Kaman Corporation and subsidiaries (Kaman Corporation) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2012, and the effectiveness of internal controls over financial reporting as of December 31, 2012, as contained in the annual report on Form 10-K for the year 2012. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of Kaman Corporation's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Hartford, Connecticut
February 25, 2013

KAMAN CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(Dollars in Thousands)

		Additions
DESCRIPTION	Balance Beginning of Period	Charged to Costs and Expenses	Others (A)	Deductions (B)	Balance End of Period
2012
Allowance for doubtful accounts	$3,294	$763	$322	$1,231	$3,148
2011
Allowance for doubtful accounts	$3,831	$1,337	$49	$1,923	$3,294
2010
Allowance for doubtful accounts	$2,407	$2,127	$502	$1,205	$3,831

(A)	Additions to allowance for doubtful accounts attributable to acquisitions.

(B)	Write-off of bad debts, net of recoveries.

		Additions (Reductions)
DESCRIPTION	Balance Beginning of Period	Current Year Provision (Benefit)	Others	Balance End of Period
2012
Valuation allowance on deferred tax assets	$3,786	$469	$1,033	$5,288
2011
Valuation allowance on deferred tax assets	$4,217	$(53)	$(378)	$3,786
2010
Valuation allowance on deferred tax assets	$5,221	$(616)	$(388)	$4,217

KAMAN CORPORATION
INDEX TO EXHIBITS

Exhibit 3.1
Amended and Restated Certificate of Incorporation of the Company, amended and restated as of November 3, 2005 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 4, 2005, File No. 333-66179).

Previously Filed

Exhibit 3.2	Amended and Restated Bylaws of the Company, dated February 26, 2008 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated February 28, 2008, File No. 000-01093).	Previously Filed

Exhibit 4.1
Amended and Restated Indenture, dated as of February 23, 2011, by and between the Company and The Bank of New York Mellon Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, File No. 000-01093).
Previously Filed

Exhibit 10.1
Kaman Corporation 2003 Stock Incentive Plan, as amended through October 13, 2009 (incorporated by reference to Exhibit 10(a)(i) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2009, File No. 000-01093), as amended by amendments thereto filed with the SEC on April 7, 2010 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated April 7, 2010, File No. 000-01093) and November 1, 2010 (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010, File No. 000-01093), and February 22, 2012 (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, dated February 22, 2012, File No. 000-01093).*
Previously Filed

Exhibit 10.2
Kaman Corporation Employees Stock Purchase Plan, as amended and restated through October 12, 2010 (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010, File No. 000-01093) as amended by the First Amendment thereto filed with the SEC on February 27, 2012 (incorporated by reference to Exhibit 10b to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, File No. 001-35419).*
Previously Filed

Exhibit 10.3	Second Amendment to the Kaman Corporation Employees Stock Purchase Plan, dated February 21, 2013.	Filed Herwith

Exhibit 10.4
Kaman Corporation Supplemental Employees' Retirement Plan (incorporated by reference to Exhibit 10c to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 333-66179), as amended by an amendment thereto filed with the SEC on March 5, 2004 (incorporated by reference to Exhibit 10c to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 333-66179), and an amendment thereto filed with the SEC on February 26, 2007 (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K, dated February 26, 2007, File No. 000-01093).*
Previously Filed

Exhibit 10.5	Post-2004 Supplemental Employees' Retirement Plan (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K, dated February 26, 2007, File No. 000-01093).*	Previously Filed

Exhibit 10.6
First Amendment to Kaman Corporation Post-2004 Supplemental Employees' Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated February 28, 2008, File No. 000-01093).*
Previously Filed

Exhibit 10.7
Second Amendment to Kaman Corporation Post-2004 Supplemental Employees' Retirement Plan (incorporated by reference to Exhibit 10(c)(iii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, File No. 000-01093).*
Previously Filed

Exhibit 10.8
Kaman Corporation Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10d to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 333-66179), as amended by an amendment thereto filed with the SEC on March 5, 2004 (incorporated by reference to Exhibit 10d to the Company's Annual report on Form 10-K for the fiscal year ended December 31, 2003 File No. 333-66179), and an amendment thereto filed with the SEC on August 3, 2004 (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, File No. 333-66179).*
Previously Filed

Exhibit 10.9	Kaman Corporation Post-2004 Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated February 28, 2008, File No. 000-01093).*	Previously Filed

Exhibit 10.10
First Amendment to Kaman Corporation Post-2004 Deferred Compensation Plan (incorporated by reference to Exhibit 10d(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, File No. 001-35419).*
Previously Filed

Exhibit 10.11
Kaman Corporation Cash Bonus Plan (Amended and Restated effective as of January 1, 2008) (incorporated by reference to Exhibit 10e(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, File No. 000-01093), as amended by Amendment No. 1 thereto (incorporated by reference to Exhibit 10e(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, File No. 000-01093).*
Previously Filed

Exhibit 10.12
Amended and Restated Executive Employment Agreement between the Company and Ronald M. Galla, originally dated as of January 1, 2007 and amended and restated as of November 11, 2008 (incorporated by reference to Exhibit 10g(v) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-01093), as amended by Amendment No. 1 thereto dated December 21, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated December 21, 2010, File No. 000-01093).*
Previously Filed

Exhibit 10.13
Amended and Restated Change in Control Agreement between the Company and Ronald M. Galla, originally dated as of January 1, 2007 and amended and restated as of November 11, 2008 (incorporated by reference to Exhibit 10g(xi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-01093), as amended by First Amendment thereto, dated March 8, 2010 (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, dated March 16, 2010, File No. 000-01093) and Second Amendment thereto, dated November 9, 2011 (incorporated by reference to Exhibit 10.2 on to the Company's Current Report on Form 8-K, dated on November 9, 2011, File No. 000-01093).*
Previously Filed

Exhibit 10.14
Amended and Restated Executive Employment Agreement between the Company and Neal J. Keating, originally dated as of August 7, 2007 and amended and restated as of November 11, 2008 (incorporated by reference to Exhibit 10g(xviii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-01093), as amended by Amendment No. 1 thereto dated January 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated February 23, 2010, File No. 000-01093) and Amendment No. 2 thereto dated September 17, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated September 20, 2010, File No. 000-01093).*
Previously Filed

Exhibit 10.15
Amended and Restated Change in Control Agreement between Kaman Corporation and Neal J. Keating, originally dated as of August 7, 2007 and amended and restated as of November 11, 2008 (incorporated by reference to Exhibit 10g(xix) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-01093), as amended by Amendment No. 1 thereto, dated January 1, 2010 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 25, 2010, File No. 000-01093), Second Amendment thereto, dated March 9, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated March 16, 2010, File No. 000-01093), and Third Amendment thereto dated as of August 7, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 8, 2012, File No. 001-35419).*
Previously Filed

Exhibit 10.16
Amended and Restated Executive Employment Agreement between Kaman Aerospace Group, Inc. and Gregory L. Steiner, originally dated as of July 7, 2008 and amended and restated as of November 11, 2008 (incorporated by reference to Exhibit 10g(xx) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2009, File No. 000-01093), as amended by Amendment No. 1 thereto, dated June 7, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 7, 2011, File No. 000-01093).*
Previously Filed

Exhibit 10.17
Amended and Restated Change in Control Agreement between Kaman Aerospace Group, Inc. and Gregory L. Steiner, originally dated as of dated July 7, 2008 and amended and restated as of November 11, 2008 (incorporated by reference to Exhibit 10g(xx) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2009, File No. 000-01093), as amended by First Amendment thereto, dated March 11, 2010 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, dated March 16, 2010, File No. 000-01093). *
Previously Filed

Exhibit 10.18
Executive Employment Agreement dated as of November 17, 2008 between Kaman Corporation and William C. Denninger and Offer Letter dated November 11, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated November 13, 2008, File No. 000-01093) as amended by Amendment No. 1 thereto on February 23, 2010 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated February 25, 2010, File No. 000-01093) and Amendment No. 2 thereto dated November 10, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 10, 2010, File No. 000-01093) as amended by Third Amendment thereto dated November 7, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated November 9, 2012, File No. 001-35419).*
Previously Filed

Exhibit 10.19
Change in Control Agreement between Kaman Corporation and William C. Denninger dated as of November 12, 2008 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated November 13, 2008, File No. 000-01093) as amended by Amendment No. 1 thereto on dated January 1, 2010 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated January 1, 2010, File No. 000-01093), Second Amendment thereto dated March 8, 2010 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 16, 2010, File No. 000-01093) and Third Amendment thereto dated November 7, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated November 9, 2012, File No. 001-35419).*
Previously Filed

Exhibit 10.20	Change in Control Agreement between Kaman Corporation and Shawn G. Lisle dated as of February 1, 2013.	Filed Herewith

Exhibit 10.21	Change in Control Agreement between Kaman Corporation and Gregory T. Troy dated as of March 26, 2013.	Filed Herewith

Exhibit 10.22
Executive Employment Agreement between Kaman Industrial Technologies Corporation and Steven J. Smidler dated as of  September 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 10, 2010, File No. 000-01093.)*
Previously Filed

Exhibit 10.23
Change in Control Agreement between Kaman Industrial Technologies Corporation and Steven J. Smidler dated as of September 1, 2010  (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 10, 2010, File No. 000-01093) as amended by First Amendment thereto dated November 9, 2011 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated November 9, 2011, File No. 000-01093).*
Previously Filed

Exhibit 10.24
Form of Incentive Stock Option Agreement under the Kaman Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10h(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-01093).*
Previously Filed

Exhibit 10.25
Form of Non-Statutory Stock Option Agreement under the Kaman Corporation 2003 Stock Incentive Plan  (incorporated by reference to Exhibit 10h(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-01093).*
Previously Filed

Exhibit 10.26
Form of Stock Appreciation Rights Agreement under the Kaman Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10h(iii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-01093).*
Previously Filed

Exhibit 10.27
Form of Restricted Stock Agreement under the Kaman Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10h(iv) to the Company's Form 10-Q for the fiscal quarter ended June 27, 2007, File No. 000-01093).*
Previously Filed

Exhibit 10.28
Form of Long Term Performance Award Agreement under the Kaman Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10h(v) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, File No. 001-35419).*
Previously Filed

Exhibit 10.29
Form of Restricted Stock Unit Agreement under the Kaman Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10h(vi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, File No. 000-10093).*
Previously Filed

Exhibit 10.30
Deferred Compensation Agreement between Kaman Corporation and Eileen S. Kraus dated August 8, 1995 as amended by First Amendment thereto dated December 8, 2005 (incorporated by reference to Exhibit 10h(vii) to the Company's Annual Report on Form 10-K for the fiscal year ended on December 31, 2005, File No. 000-01093).*
Previously Filed

Exhibit 10.31
Purchase Agreement dated November 15, 2010, by and among Kaman Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and RBS Securities Inc., as representatives of the several Initial Purchasers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 19, 2010, File No. 000-01093).
Previously Filed

Exhibit 10.32
Base Convertible Bond Hedging Transaction Confirmation dated November 15, 2010, by and between Kaman Corporation and The Royal Bank of Scotland plc, acting through RBS Securities Inc., as its agent (incorporated by reference to Exhibit 10.2(a) to the Company's Current Report on Form 8-K dated November 19, 2010, File No. 000-01093).
Previously Filed

Exhibit 10.33
Base Convertible Bond Hedging Transaction Confirmation dated November 15, 2010, by and between Kaman Corporation and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.2(b) to the Company's Current Report on Form 8-K dated November 19, 2010, File No. 000-01093).
Previously Filed

Exhibit 10.34
Base Convertible Bond Hedging Transaction Confirmation dated November 15, 2010, by and between Kaman Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.2(c) to the Company's Current Report on Form 8-K dated November 19, 2010, File No. 000-01093).
Previously Filed

Exhibit 10.35
Confirmation of Base Warrants dated November 15, 2010, by and between Kaman Corporation and The Royal Bank of Scotland plc, acting through RBS Securities Inc., as its agent(incorporated by reference to Exhibit 10.3(a) to the Company's Current Report on Form 8-K dated November 19, 2010, File No. 000-01093).
Previously Filed

Exhibit 10.36
Confirmation of Base Warrants dated November 15, 2010, by and between Kaman Corporation and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.3(b) to the Company's Current Report on Form 8-K dated November 19, 2010, File No. 000-01093).
Previously Filed

Exhibit 10.37
Confirmation of Base Warrants dated November 15, 2010, by and between Kaman Corporation and Bank of America, N.A., filed as (incorporated by reference to Exhibit 10.3(c) to the Company's Current Report on Form 8-K dated November 19, 2010, File No. 000-01093).
Previously Filed

Exhibit 10.38
Additional Convertible Bond Hedging Transaction Confirmation dated November 17, 2010, by and between Kaman Corporation and The Royal Bank of Scotland plc, acting through RBS Securities Inc., as its agent, (incorporated by reference to Exhibit 10.4(a) to the Company's Current Report on Form 8-K dated November 19, 2010, File No. 000-01093).
Previously Filed

Exhibit 10.39
Additional Convertible Bond Hedging Transaction Confirmation dated November 17, 2010, by and between Kaman Corporation and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.4(b) to the Company's Current Report on Form 8-K dated November 19, 2010, File No. 000-01093).
Previously Filed

Exhibit 10.40
Additional Convertible Bond Hedging Transaction Confirmation dated November 17, 2010, by and between Kaman Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.4(c) to the Company's Current Report on Form 8-K dated November 19, 2010, File No. 000-01093).
Previously Filed

Exhibit 10.41
Confirmation of Additional Warrants dated November 17, 2010, by and between Kaman Corporation and The Royal Bank of Scotland plc, acting through RBS Securities Inc., as its agent (incorporated by reference to Exhibit 10.5(a) to the Company's Current Report on Form 8-K dated November 19, 2010, File No. 000-01093).
Previously Filed

Exhibit 10.42
Confirmation of Additional Warrants dated November 17, 2010, by and between Kaman Corporation and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.5(b) to the Company's Current Report on Form 8-K dated November 19, 2010, File No. 000-01093).
Previously Filed

Exhibit 10.43
Confirmation of Additional Warrants dated November 17, 2010, by and between Kaman Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.5(c) to the Company's Current Report on Form 8-K dated November 19, 2010, File No. 000-01093).
Previously Filed

Exhibit 10.44
Credit Agreement dated as of November 20, 2012 among Kaman Corporation, RWG Frankenjura-Industrie Flugwerklager GmbH and Kaman Composites-UK Holdings Limited, as Borrowers, JPMorgan Chase Bank, N.A. as Co-Syndication Agents, and Banc of America Securities LLC, RBS Citizens, N.A, as Administrative Agent, and RBS Citizens, N.A. as Co-Syndication Agents, and J.P. Morgan Securities LLC, RBS Citizens, N.A. as Co-Lead Arrangers and Book Managers, and various Lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 21, 2012, File No. 001-35419.)
Previously Filed

Exhibit 10.45
 Security Agreement dated as of November 20, 2012 among Kaman Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent and the domestic subsidiary guarantors signatory thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated November 21, 2012, File No. 001-35419.)
Previously Filed

Exhibit 14
Kaman Corporation Code of Business Conduct and Ethics effective as of January 1, 2013 (incorporated by reference to Exhibit 14 to the Company's Current Report on Form 8-K dated November 9, 2012, File No. 001-35419).
Previously Filed

Exhibit 21	List of Subsidiaries	Filed Herewith

Exhibit 23	Consent of Independent Registered Public Accounting Firm	Filed Herewith

Exhibit 24	Power of attorney under which this report was signed on behalf of certain directors	Filed Herewith

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934.	Filed Herewith

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934.	Filed Herewith

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

Exhibit 95	Mine Safety Disclosures	Filed Herewith

101.INS	XBRL Instance Document	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith

* Management contract or compensatory plan