Form 10-K/A
period 2012-12-31
KAMAN CORP
filed 2013-02-27
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
 Commission File No.  0-1093
 KAMAN CORPORATION
(Exact name of registrant as specified in its charter)

Connecticut	06-0613548
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

EXPLANATORY NOTE
The sole purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K of Kaman Corporation for the fiscal year ended December 31, 2012 that was filed with the Securities and Exchange Commission on February 25, 2013 (the “Form 10-K”) is to file Exhibit 10.3, the Second Amendment to the Kaman Corporation Employee Stock Purchase Plan, dated February 21, 2013, which was inadvertently omitted from the Form 10-K. Except as described above, no other amendments are being made to the Form 10-K. This Amendment does not modify or update in any way the disclosures contained in the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bloomfield, State of Connecticut, on this 27th day of February 2013.

KAMAN CORPORATION (Registrant)

By:	/s/ John J. Tedone
John J. Tedone
Vice President - Finance and
Chief Accounting Officer

KAMAN CORPORATION
INDEX TO EXHIBITS

Exhibit 10.3	Second Amendment to the Kaman Corporation Employees Stock Purchase Plan, dated February 21, 2013.	Filed Herewith

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.	Filed Herewith

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.	Filed Herewith