Form 10-Q
period 2013-03-29
KAMAN CORP
filed 2013-04-29
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2013

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
Yes         ☐            No          ☒

At April 19, 2013, there were 27,033,306 shares of Common Stock outstanding.

PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts) (Unaudited)

	March 29, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$15,109	$16,593
Accounts receivable, net	207,889	180,798
Inventories	381,514	367,385
Deferred income taxes	27,618	25,835
Other current assets	27,582	27,434
Total current assets	659,712	618,045
Property, plant and equipment, net of accumulated depreciation of $153,593 and $149,696, respectively	132,852	128,669
Goodwill	189,785	192,046
Other intangible assets, net	89,562	92,913
Deferred income taxes	42,092	42,905
Other assets	22,063	22,415
Total assets	$1,136,066	$1,096,993
Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable	$—	$21
Current portion of long-term debt	10,000	10,000
Accounts payable – trade	111,981	113,143
Accrued salaries and wages	32,349	35,869
Current portion of amount due to Commonwealth of Australia	6,670	6,659
Other accruals and payables	58,334	55,368
Income taxes payable	2,116	2,892
Total current liabilities	221,450	223,952
Long-term debt, excluding current portion	294,247	249,585
Deferred income taxes	4,725	5,150
Underfunded pension	143,402	148,703
Other long-term liabilities	50,258	49,410
Commitments and contingencies (Note 11)
Shareholders' equity:
Preferred stock, $1 par value, 200,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; voting; 26,996,293 and 26,881,257 shares issued, respectively	26,996	26,881
Additional paid-in capital	125,082	122,522
Retained earnings	402,358	399,473
Accumulated other comprehensive income (loss)	(124,740)	(121,590)
Less 301,067 and 277,473 shares of common stock, respectively, held in treasury, at cost	(7,712)	(7,093)
Total shareholders’ equity	421,984	420,193
Total liabilities and shareholders’ equity	$1,136,066	$1,096,993
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts) (Unaudited)

	For the Three Months Ended
	March 29, 2013	March 30, 2012
Net sales	$388,075	$383,719
Cost of sales	277,809	279,119
Gross profit	110,266	104,600
Selling, general and administrative expenses	96,420	87,910
Net loss/(gain) on sale of assets	79	(24)
Operating income	13,767	16,714
Interest expense, net	3,068	2,873
Other expense (income), net	331	(303)
Earnings from continuing operations before income taxes	10,368	14,144
Income tax expense	3,214	5,052
Earnings from continuing operations	7,154	9,092
Earnings from discontinued operations, net of taxes	—	311
Net earnings	$7,154	$9,403

Earnings per share:
Basic earnings per share from continuing operations	$0.27	$0.35
Basic earnings per share from discontinued operations	—	0.01
Basic earnings per share	$0.27	$0.36

Diluted earnings per share from continuing operations	$0.26	$0.35
Diluted earnings per share from discontinued operations	—	0.01
Diluted earnings per share	$0.26	$0.36
Average shares outstanding:
Basic	26,658	26,294
Diluted	27,054	26,463
Dividends declared per share	$0.16	$0.16

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Three Months Ended
	March 29, 2013	March 30, 2012
Net earnings	$7,154	$9,403
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(4,514)	3,697
Change in unrealized loss on derivative instruments, net of tax benefit of $68 and $0, respectively	(111)	—
Pension plan adjustments, net of tax expense of $904 and $834, respectively	1,475	1,361
Other comprehensive income	(3,150)	5,058
Comprehensive income	$4,004	$14,461

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Three Months Ended
	March 29, 2013	March 30, 2012
Cash flows from operating activities:
Earnings from continuing operations	$7,154	$9,092
Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	7,635	6,667
Accretion of convertible notes discount	450	426
Provision for doubtful accounts	638	292
Net loss (gain) on sale of assets	79	(24)
Change in amount Due to Commonwealth of Australia, net of gain (loss) on derivative instruments	177	(189)
Stock compensation expense	1,187	1,697
Excess tax (benefit) from share-based compensation arrangements	(248)	(306)
Deferred income taxes	(1,894)	(496)
Changes in assets and liabilities, excluding effects of acquisitions/divestitures:
Accounts receivable	(28,553)	(16,934)
Inventories	(14,768)	(11,881)
Income tax refunds receivable	—	527
Other current assets	(332)	5,690
Accounts payable - trade	(4,686)	183
Accrued contract losses	12	30
Advances on contracts	(421)	(443)
Other accruals and payables	107	(22,252)
Income taxes payable	(745)	3,300
Pension liabilities	(2,904)	(2,281)
Other long-term liabilities	2,550	2,819
Net cash used in operating activities of continuing operations	(34,562)	(24,083)
Net cash provided by operating activities of discontinued operations	—	312
Net cash used in operating activities	(34,562)	(23,771)
Cash flows from investing activities:
Proceeds from sale of assets	8	16
Expenditures for property, plant & equipment	(11,841)	(5,287)
Other, net	(131)	3
Cash used in investing activities of continuing operations	(11,964)	(5,268)
Cash used in investing activities of discontinued operations	—	(3)
Cash used in investing activities	(11,964)	(5,271)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit agreements	46,815	33,202
Debt repayment	(2,500)	(1,250)
Net change in book overdraft	4,057	887
Proceeds from exercise of employee stock awards	1,482	1,342
Purchase of treasury shares	(613)	(659)
Dividends paid	(4,256)	(4,198)
Other	(51)	—
Windfall tax benefit	248	306
Cash provided by financing activities of continuing operations	45,182	29,630
Cash used in financing activities of discontinued operations	—	(256)
Cash provided by financing activities	45,182	29,374
Net increase (decrease) in cash and cash equivalents	(1,344)	332
Effect of exchange rate changes on cash and cash equivalents	(140)	279
Cash and cash equivalents at beginning of period	16,593	14,985
Cash and cash equivalents at end of period	$15,109	$15,596

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 29, 2013 and March 30, 2012
(Unaudited)

1. BASIS OF PRESENTATION

The December 31, 2012, Condensed Consolidated Balance Sheet amounts have been derived from the previously audited Consolidated Balance Sheet of Kaman Corporation and subsidiaries (collectively, the “Company”), but do not include all disclosures required by accounting principles generally accepted in the United States of America ("US GAAP"). In the opinion of management, the remainder of the condensed financial information reflects all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this report. Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to current presentation. The statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the interim periods presented are not necessarily indicative of trends or of results to be expected for the entire year.

The Company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The first quarter for 2013 and 2012 ended on March 29, 2013 and March 30, 2012, respectively.

2. RECENT ACCOUNTING STANDARDS

In January 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-01, Balance Sheet (ASC Topic 210) - Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU No. 2013-01 applies to derivatives accounted for in accordance with Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC Section 210-20-45 or ASC Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The standard became effective on January 1, 2013. The Company has determined these changes will not have an impact on its condensed consolidated financial statements.

In January 2013, the FASB also issued ASU No. 2013-02, Comprehensive Income (ASC Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company adopted this standard beginning January 1, 2013. (See Note 15, Shareholders' Equity and Accumulated Other Comprehensive Income.)

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (ASC Topic 830) - Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The objective is to resolve the diversity in practice about whether ASC Subtopic 810-10, Consolidation - Overall or ASC Subtopic 830-30 Foreign Currency Matters - Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. The update is effective for financial statement periods beginning after December 15, 2013 with early adoption permitted. The Company will adopt this standard beginning January 1, 2014. The Company does not anticipate these changes to have an impact on its condensed consolidated financial statements.

3. DISCONTINUED OPERATIONS

On December 31, 2012, the Company sold substantially all of the assets and liabilities of the Distribution segment's Canadian operations. As a result, the Company has reported the results of operations and consolidated financial position of this component as discontinued operations within the condensed consolidated financial statements for all periods presented.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months ended March 29, 2013 and March 30, 2012
(Unaudited)

3. DISCONTINUED OPERATIONS (CONTINUED)

The following tables provide information regarding the results of discontinued operations:

	For the Three Months Ended
	March 29, 2013	March 30, 2012
In thousands
Net sales of discontinued operations	$—	$5,003
Income from discontinued operations	—	466
Other income (expense) from discontinued operations	—	(62)
Earnings from discontinued operations before income taxes	—	404
Income tax expense	—	93
Earnings from discontinued operations	$—	$311

4. RESTRUCTURING COSTS

During the first quarter of 2013, the Company initiated restructuring activities at its Distribution segment in order to align the cost structure of the organization to its current revenue levels. This includes workforce reductions and the consolidation of field operations where its Distribution segment has multiple facilities in the same location.

The restructuring has resulted in net workforce reductions of 121 employees and the exiting of 5 facilities. As of March 29, 2013, we have communicated the workforce reductions to affected employees. The Company intends to incur all workforce reduction costs and facility related costs during 2013.

The following table summarizes the accrual balances by cost type for the 2013 restructuring actions:

	Severance	Other (a)	Total
Restructuring accrual balance at December 31, 2012	$—	$—	$—
Provision	2,790	250	3,040
Cash payments	—	(52)	(52)
Restructuring accrual balance at March 29, 2013	$2,790	$198	$2,988
(a) Includes costs associated with the consolidation of facilities.

5. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	March 29, 2013	December 31, 2012
In thousands
Trade receivables	$133,484	$117,426
U.S. Government contracts:
Billed	26,110	18,261
Costs and accrued profit – not billed	2,566	2,568
Commercial and other government contracts:
Billed	48,887	45,547
Costs and accrued profit – not billed	144	144
Less allowance for doubtful accounts	(3,302)	(3,148)
Accounts receivable, net	$207,889	$180,798

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months ended March 29, 2013 and March 30, 2012
(Unaudited)

5. ACCOUNTS RECEIVABLE, NET (CONTINUED)

Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	March 29, 2013	December 31, 2012
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$—	$397
Total	$—	$397

6. FAIR VALUE MEASUREMENTS

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value at March 29, 2013 and December 31, 2012:

	March 29, 2013		December 31, 2012
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$304,247	$325,022	$259,585	$287,595

The above fair values were computed based on quoted market prices (Level 1) and discounted future cash flows (Level 2 observable inputs), as applicable. Differences from carrying values are attributable to interest rate changes subsequent to when the transaction occurred. The increase in fair value of the long-term debt is driven by increased borrowings and an increase in the quoted market price for the Company's convertible notes.

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

•
Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data.

•
Level 3 — Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months ended March 29, 2013 and March 30, 2012
(Unaudited)

6. FAIR VALUE MEASUREMENTS (CONTINUED)

Recurring Fair Value Measurements

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine their fair value at the measurement date:

	Total Carrying Value at	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
In thousands	March 29, 2013
Derivative instruments	$203	$—	$203	$—
Total liabilities	$203	$—	$203	$—

	Total Carrying Value at	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
In thousands	December 31, 2012
Derivative instruments	$1,506	$—	$1,506	$—
Total assets	$1,506	$—	$1,506	$—

The Company’s derivative instruments are foreign exchange contracts and interest rate swaps that are measured at fair value using observable market inputs such as forward rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy and have been included in other current assets, other assets and other long-term liabilities on the Condensed Consolidated Balance Sheets at March 29, 2013 and December 31, 2012. Based on the continued ability to trade and enter into forward contracts, we consider the markets for our fair value instruments to be active.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of March 29, 2013, such credit risks have not had an adverse impact on the fair value of these instruments.

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

The Company holds forward exchange contracts designed to hedge forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on the Company’s earnings and cash flows. Some of these contracts were designated as cash flow hedges. The Company will include in earnings amounts currently included in accumulated other comprehensive income upon recognition of cost of sales related to the underlying transaction. No amounts were reclassified to income from other comprehensive income for derivative instruments formerly designated as cash flow hedges during the three months ended March 29, 2013 or March 30, 2012. Over the next twelve months, the income related to cash flow hedges expected to be reclassified from other comprehensive income is $0.2 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months ended March 29, 2013 and March 30, 2012
(Unaudited)

7. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Derivatives Designated as Cash Flow Hedges

The Company’s Term Loan Credit Agreement (“Term Loan”) contains floating rate obligations and is subject to interest rate fluctuations. During 2013, the Company entered into interest rate swap agreements for the purposes of hedging the eight quarterly variable-rate interest payments on its Term Loan due in 2014 and 2015. These interest rate swap agreements were designated as cash flow hedges and intended to manage interest rate risk associated with the Company’s variable rate borrowings and minimize the impact of interest rate fluctuations attributable to changes in LIBOR rates on the Company’s earnings and cash flows.

The following table shows the fair value of derivative instruments designated as cash flow hedging instruments:

		Fair Value
	Balance Sheet Location	March 29, 2013	December 31, 2012	Notional Amount
In thousands
Derivative Liabilities
Interest rate swap contracts	Other long-term liabilities	$179	$—	$90,000- $70,000
Total		$179	$—

The following table shows the gain or (loss) recognized in other comprehensive income for derivatives designated as cash flow hedges:

	For the Three Months Ended
	March 29, 2013	March 30, 2012
In thousands
Derivative Liabilities
Interest rate swap contracts	$(179)	$—
Total	$(179)	$—

Derivatives Not Designated as Hedging Instruments

The following table shows the fair value of derivative instruments not designated as hedging instruments:

		Fair Value
	Balance Sheet	March 29,	December 31,	Notional
In thousands	Location	2013	2012	Amount
Derivative Assets
Foreign exchange contracts	Other current assets	$—	$1,345	$0 / $3,408 Australian Dollars
Foreign exchange contracts	Other current assets	—	161	$4,110
Total		$—	$1,506
Derivative Liabilities
Foreign exchange contracts	Other current liabilities	24	—	$3,747
Total		$24	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months ended March 29, 2013 and March 30, 2012
(Unaudited)

7. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Derivatives Not Designated as Hedging Instruments - continued

On February 12, 2009, the Company dedesignated the forward contract it had entered into to hedge $36.5 million (AUD) of its $39.5 million (AUD) future minimum required payments to the Commonwealth of Australia. At March 29, 2013, the U.S. dollar value of the remaining hedged $3.4 million (AUD) payable was $3.5 million. On April 2, 2013, the Company settled its final minimum required payment with the Commonwealth of Australia.

The following table shows the location and amount of the gain or (loss) recognized on the Condensed Consolidated Statements of Operations for derivatives not designated as hedge instruments:

		For the Three Months Ended
	Income Statement Location	March 29, 2013	March 30, 2012
In thousands
Derivative Assets
Foreign exchange contracts (a)	Other (income) expense, net	$20	$268
Foreign exchange contracts	Other (income) expense, net	—	149
Total		$20	$417
Derivative Liabilities
Foreign exchange contracts	Other (income) expense, net	$185	$—
Total		$185	$—
a) For the three months ended March 30, 2012, the Company recorded expense of $0.2 million to other expense related to the change in the value of the previously hedged AUD payable. For the three months ended March 29, 2013, the expense recorded was insignificant.

8. INVENTORIES

Inventories consist of the following:

	March 29, 2013	December 31, 2012
In thousands
Merchandise for resale	$134,352	$137,426
Contracts and other work in process	234,353	216,233
Finished goods (including certain general stock materials)	12,809	13,726
Total	$381,514	$367,385

Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	March 29, 2013	December 31, 2012
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$6,754	$6,861
Total	$6,754	$6,861

K-MAX® inventory of $18.1 million and $18.0 million as of March 29, 2013, and December 31, 2012, respectively, is included in contracts and other work in process inventory and finished goods. Management believes that a significant portion of this K-MAX® inventory will be sold after March 29, 2014, based upon the anticipation of supporting the fleet for the foreseeable future.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months ended March 29, 2013 and March 30, 2012
(Unaudited)

8. INVENTORIES (CONTINUED)

SH-2G(I), formerly SH-2G(A), inventory of $52.5 million and $52.6 million as of March 29, 2013 and December 31, 2012, respectively, is included in contracts and other work in process inventory. Management believes that a significant portion of this inventory will be sold after March 29, 2014, based upon the time needed to prepare the aircraft for sale. For more information on the SH-2G(I) inventory, see Note 11, Commitments and Contingencies.

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

Revenue and cost estimates for all significant long-term contracts for which revenue is recognized using the percentage-of-completion method of accounting are reviewed and reassessed quarterly. Based upon these reviews, the Company records the effects of adjustments in profit estimates each period. If at any time the Company determines that in the case of a particular contract total costs will exceed total contract revenue, the Company will record a provision for the entire anticipated contract loss at that time. There was no material impact to the Company's operating income for the three-month period ended March 29, 2013, from changes in contract estimates. There was a net decrease to operating income of $1.5 million for the three-month period ended March 30, 2012, from changes in contract estimates.

9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company:

	Distribution	Aerospace	Total
In thousands
Gross balance at December 31, 2012	$96,155	$110,072	$206,227
Accumulated impairment	—	(14,181)	(14,181)
Net balance at December 31, 2012	96,155	95,891	192,046
Additions	—	—	—
Impairments	—	—	—
Foreign currency translation	36	(2,297)	(2,261)
Ending balance at March 29, 2013	$96,191	$93,594	$189,785

Other intangible assets consisted of:

		At March 29,		At December 31,
		2013		2012
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Customer lists / relationships	6-21 years	$102,426	$(17,061)	$103,894	$(15,541)
Trademarks / trade names	3-7 years	2,655	(1,263)	2,655	(1,128)
Non-compete agreements and other	1-9 years	5,960	(3,295)	5,979	(3,091)
Patents	17 years	636	(496)	636	(491)
Total		$111,677	$(22,115)	$113,164	$(20,251)

The changes in other intangible assets are attributable to changes in foreign currency exchange rates.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months ended March 29, 2013 and March 30, 2012
(Unaudited)

10. PENSION PLANS

Components of net pension cost for the Qualified Pension Plan and Supplemental Employees’ Retirement Plan ("SERP") are as follows:

	For the Three Months Ended
	Qualified Pension Plan		SERP
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
In thousands
Service cost for benefits earned during the year	$3,587	$3,519	$85	$96
Interest cost on projected benefit obligation	6,399	6,578	72	105
Expected return on plan assets	(10,337)	(9,470)	—	—
Amortization of prior service cost	25	25	—	—
Amortization of net loss	2,277	1,961	77	39
Net pension benefit cost	$1,951	$2,613	$234	$240

The following tables show the amount of the contributions made to the Qualified Pension Plan and SERP during each period and the amount of contributions the Company expects to make during 2013:

Year-to-date contributions:

	Qualified Pension Plan		SERP
	Through March 29, 2013	Through December 31, 2012	Through March 29, 2013	Through December 31, 2012
In thousands
Year-to-date contributions	$5,000	$10,000	$134	$1,550

Expected Additional Contributions in 2013:

	Qualified Pension Plan	SERP
In thousands
Expected additional contributions	$5,000	$2,157

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months ended March 29, 2013 and March 30, 2012
(Unaudited)

11. COMMITMENTS AND CONTINGENCIES

Legal Matters

Wichita Matter

As previously disclosed, the U.S. District Court for the District of Kansas issued a grand jury subpoena in 2011 to the Company's Aerospace Wichita facility, Plastic Fabricating Company, Inc. (“PlasticFab”), an indirect wholly owned subsidiary of the Company now known as Kaman Composites - Wichita, Inc., regarding a government investigation of record keeping associated with the manufacture of certain composite parts at PlasticFab's facility located in Wichita, Kansas. The subpoena requested information related to the period January 1, 2006, through June 30, 2008. The U.S. Attorney's Office for the District of Kansas recently notified PlasticFab that it may commence a criminal proceeding against PlasticFab but it expressed a willingness to explore a pre-charge disposition of the matter. PlasticFab has cooperated fully with the investigation and intends to continue to do so as it engages in further discussions with the U.S. Attorney's Office about this matter. Under present U.S. Government procurement laws and regulations, if indicted or adjudged to be in violation of procurement or other Federal laws, a contractor, such as PlasticFab, could be subject to fines, penalties, repayments, or compensatory or treble damages, or suspension or debarment on U.S. Government contract awards if warranted. Thus, as with any government contractor, an adverse outcome in a proceeding such as this could have a material adverse effect on our business, financial condition, results of operations or cash flows. Management continues to cooperate with the government's investigation; however, we are unable to predict the outcome of any investigation or any proceeding that may be brought or to estimate the amounts of resulting claims or other actions that could be instituted against PlasticFab, its officers, employees, or affiliates. At March 29, 2013, the Company had no amount accrued for this matter, as it is unable to estimate the amount of costs that might be incurred in connection with the resolution of this matter at this time. Sales for PlasticFab represented 1.2% of consolidated sales for the year ended December 31, 2012.

40 mm

The Orlando facility is one of five defendants in a qui tam suit under the False Claims Act brought by John D. King, a former employee of one of the other defendants. The case, United States ex rel. King v. DSE, Inc., et al., No. 8:08-cv-02416 (M.D. Fla.), is currently pending in the U.S. District Court for the Middle District of Florida. The United States Department of Justice has declined to intervene in the suit, and the case is being brought by Mr. King. The suit alleges that the Orlando facility knowingly submitted false claims or made false statements in connection with its work on 40 mm grenade programs. Management believes that it has fully complied with its legal obligations in connection with this program. On February 19, 2013, the Court issued an order dismissing the case with prejudice as to Mr. King. A judgment on the order was entered by the Court on February 20, 2013. Mr. King has filed a notice of appeal, to which the defendants have filed a motion to dismiss that is pending before the Court. At March 29, 2013, the Company had no amount accrued for this matter, as it is unable to estimate the amount of costs, if any, that might be incurred in connection with the resolution of this matter at this time. The Company believes that the likelihood of an adverse outcome to this matter is remote.

Other Matters

Revenue Sharing Agreement with the Commonwealth of Australia

The Company is actively engaged in efforts to resell the former Australia SH-2G(A) (now designated the SH-2G(I)) aircraft, spare parts and equipment to other potential customers. Pursuant to the terms of its revenue sharing agreement with the Commonwealth of Australia, the Company will share all proceeds from the resale of the aircraft, spare parts, and equipment with the Commonwealth on a predetermined basis, and total payments of at least $39.5 million (AUD) must be made to the Commonwealth regardless of sales. Cumulative payments of $33.1 million (AUD) were made through March 29, 2013. The final minimum payment of $6.4 million (AUD) was paid on April 2, 2013, making the total cumulative payments $39.5 million (AUD) at that date.

To secure the payments, the Company provided the Commonwealth of Australia with an unconditional letter of credit, which was reduced as such payments were made. The letter of credit balance at March 29, 2013, was $6.7 million. As of March 29, 2013, the U.S. dollar value of the remaining $6.4 million (AUD) required payment was $6.7 million. The final minimum payment was made on April 2, 2013, which reduced the letter of credit balance to zero.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months ended March 29, 2013 and March 30, 2012
(Unaudited)

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Matters - continued

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

Bloomfield

In connection with the Company’s 2008 purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from the Naval Air Systems Command (NAVAIR), the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and continues the effort to define the scope of the remediation that will be required by the CTDEP. The assumed environmental liability of $10.3 million, all of which has been accrued, was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $5.3 million. A portion ($1.7 million) of the accrual related to this property is included in other accruals and payables, and the balance is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

United Kingdom

In connection with the purchase of U.K. Composites, the Company accrued £1.6 million for environmental compliance at the acquired facilities. The remaining balance of the accrual at March 29, 2013, was £0.4 million, with £1.0 million having been paid to date in connection with these environmental remediation activities and £0.2 million released to income in 2011. The U.S. dollar equivalent of the remaining environmental compliance liability as of March 29, 2013, is $0.7 million, which is included in other accruals and payables. The Company continues to assess the work that may be required, which may result in a change to this accrual. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months ended March 29, 2013 and March 30, 2012
(Unaudited)

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Matters - continued

Other Environmental Matters

The Company was notified by the Environmental Protection Agency that it is a potentially responsible party ("PRP") at a Superfund Site. The Company is working with the other PRPs for this site in determining the total cost of remediation. At March 29, 2013, the Company had no amount accrued for this matter, as it is unable to estimate the amount of costs, if any, that might be incurred in connection with the remediation of this site. In making this determination, the Company considered the availability of the information related to the site, specifically the continued identification of PRPs and the inability to determine the proportion of total responsibility attributable to each PRP. As more information is received, the Company will reassess its ability to estimate its portion of the cost for remediation, taking into consideration the financial resources of other PRPs involved in the site, their proportionate share of the total responsibility of waste at the site, the existence of insurance and the financial viability of the insurer.

12. COMPUTATION OF EARNINGS PER SHARE

The computation of basic earnings per share is based on net earnings divided by the weighted average number of shares of common stock outstanding for each year. The computation of diluted earnings per share reflects the common stock equivalency of dilutive options granted to employees under the Stock Incentive Plan and shares issuable on redemption of Convertible Notes.

	For the Three Months Ended
	March 29, 2013	March 30, 2012
In thousands, except per share amounts
Earnings from continuing operations	$7,154	$9,092
Earnings from discontinued operations, net of tax	—	311
Net earnings	$7,154	$9,403

Basic:
Weighted average number of shares outstanding	26,658	26,294

Earnings per share from continuing operations	$0.27	$0.35
Earnings per share from discontinued operations	—	0.01
Basic net earnings per share	$0.27	$0.36
Diluted:
Weighted average number of shares outstanding	26,658	26,294
Weighted average shares issuable on exercise of dilutive stock options	163	169
Weighted average shares issuable on redemption of convertible notes	233	—
Total	27,054	26,463

Earnings per share from continuing operations	$0.26	$0.35
Earnings per share from discontinued operations	—	0.01
Diluted net earnings per share	$0.26	$0.36

Excluded from the diluted earnings per share calculation for the three months ended March 29, 2013, and March 30, 2012, respectively, are 445,471 and 343,930 shares associated with equity awards granted to employees that are anti-dilutive based on the average stock price during those periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months ended March 29, 2013 and March 30, 2012
(Unaudited)

12. COMPUTATION OF EARNINGS PER SHARE (CONTINUED)

In November 2010, the Company issued Convertible Notes due on November 15, 2017, in the aggregate principal amount of $115.0 million. The Convertible Notes will mature on November 15, 2017, unless earlier redeemed, repurchased by the Company or converted. Upon conversion, the Convertible Notes require net share settlement, where the aggregate principal amount of the notes will be paid in cash and remaining amounts due, if any, will be settled in cash, shares of the Company's common stock or a combination of cash and shares of common stock, at the Company's election.

For the three-month period ended March 29, 2013, shares issuable under the Convertible Notes that were dilutive during the period were included in the calculation of earnings per share as the conversion price for the Convertible Notes was less than the average share price. Shares issuable under the Convertible Notes were excluded from the diluted earnings per share calculation for the three-month period ended March 30, 2012, because the conversion price was greater than the average market price of our stock during the period. Excluded from the diluted earnings per share calculation for the three months ended March 29, 2013, and March 30, 2012, are 3,401,757 and 3,393,665 shares, respectively, issuable under the warrants sold in connection with the Company’s convertible note offering as they would be anti-dilutive.

13. SHARE-BASED ARRANGEMENTS

General

The Company accounts for stock options and restricted stock as equity awards whereas the stock appreciation rights and employee stock purchase plan are accounted for as liability awards. Compensation expense for stock options and restricted stock awards is recognized on a straight-line basis over the vesting period of the awards.

The following table summarizes share-based compensation expense recorded during each period presented:

	For the Three Months Ended
	March 29, 2013	March 30, 2012
In thousands
Stock options	$432	$654
Restricted stock awards	646	940
Employee stock purchase plan	109	103
Total share-based compensation	$1,187	$1,697

Stock option activity is as follows:

	For the Three Months Ended
	March 29, 2013
	Options	Weighted - average exercise price
Options outstanding at December 31, 2012	921,040	$26.21
Granted	156,160	36.29
Exercised	(27,981)	22.95
Forfeited or expired	(11,198)	29.18
Options outstanding at March 29, 2013	1,038,021	27.78

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months ended March 29, 2013 and March 30, 2012
(Unaudited)

13. SHARE-BASED ARRANGEMENTS (CONTINUED)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	For the Three Months Ended
	March 29, 2013	March 30, 2012
Expected option term (years)	5.2	5.4
Expected volatility	45.5%	46.5%
Risk-free interest rate	0.9%	0.9%
Expected dividend yield	2.0%	1.9%
Per share fair value of options granted	$12.38	$12.00

Restricted Stock activity is as follows:

	For the Three Months Ended
	March 29, 2013
	Restricted Stock Awards	Weighted- average grant date fair value
Restricted Stock outstanding at December 31, 2012	251,359	$28.30
Granted	67,645	36.36
Vested	(73,637)	27.03
Forfeited or expired	(6,074)	29.01
Restricted Stock outstanding at March 29, 2013	239,293	30.95

14. SEGMENT AND GEOGRAPHIC INFORMATION

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months ended March 29, 2013 and March 30, 2012
(Unaudited)

14. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Summarized financial information by business segment is as follows:

	For the Three Months Ended
In thousands	March 29, 2013	March 30, 2012
Net sales:
Distribution	$257,168	$252,635
Aerospace	130,907	131,084
Net sales	$388,075	$383,719
Operating income:
Distribution	$4,630	$12,314
Aerospace	20,911	15,901
Net (loss) gain on sale of assets	(79)	24
Corporate expense	(11,695)	(11,525)
Operating income from continuing operations	13,767	16,714
Interest expense, net	3,068	2,873
Other expense (income), net	331	(303)
Earnings before income taxes from continuing operations	10,368	14,144
Income tax expense	3,214	5,052
Earnings from continuing operations	$7,154	$9,092

15. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in shareholders’ equity for the three months ended March 29, 2013, were as follows:

In thousands
Balance at December 31, 2012	$420,193
Comprehensive income	4,004
Dividends declared	(4,269)
Employee stock plans and related tax benefit	1,482
Purchase of treasury shares	(613)
Share-based compensation expense	1,187
Balance at March 29, 2013	$421,984

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months ended March 29, 2013 and March 30, 2012
(Unaudited)

15. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED)

The components of accumulated other comprehensive income (loss) are shown below:

For the Three Months Ended
March 29, 2013
In thousands
Foreign currency translation:
Beginning balance	$(16,515)
Net gain/(loss) on foreign currency translation	(4,514)
Reclassification to net income	—
Other comprehensive income/(loss), net of tax	(4,514)
Ending balance	$(21,029)

Pension and other post-retirement benefits(a):
Beginning balance	$(104,551)
Amortization of prior service cost, net of tax expense of $10	15
Amortization of net loss, net of tax expense of $894	1,460
Reclassification to net income	—
Other comprehensive income/(loss), net of tax	1,475
Ending balance	$(103,076)

Derivative instruments(b):
Beginning balance	$(524)
Net gain/(loss) on derivative instruments, net of tax benefit of $68	(111)
Reclassification to net income	—
Other comprehensive income/(loss), net of tax	(111)
Ending balance	$(635)

Total accumulated other comprehensive income (loss)	$(124,740)
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 10, Pension Plans for additional information).

(b) See Note 7, Derivative Financial Instruments, for additional information regarding our derivative instruments.

16. INCOME TAXES

	For the Three Months Ended
	March 29, 2013	March 30, 2012

Effective Income Tax Rate	31.0%	35.7%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings from continuing operations for the year. The effective tax rate for the three-month period ended March 29, 2013, was favorably impacted by approximately 1% for the federal research and experimentation tax credit that was retroactively reinstated back to January 1, 2012, by the American Taxpayer Relief Act of 2012, which was signed into law during the first quarter of 2013. Additionally, the rate was favorably impacted by approximately 4% by the reversal of reserves for uncertain tax positions and the reversal of valuation allowances on net operating loss carryforwards that were a result of a settlement of a state audit of previous years' returns.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 29, 2013 and March 30, 2012
(Unaudited)

17. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of these financial statements. Other than the items noted below, no material subsequent events were identified that required disclosure.

On April 17, 2013, the Shareholders of the Company approved the 2013 Management Incentive Plan, which will replace the 2003 Stock Incentive Plan.

On April 18, 2013, the Company announced that the New Zealand Cabinet has authorized the New Zealand Ministry of Defense (MoD) to enter into an approximately $120.0 million contract for the purchase of ten SH-2G(I) Super Seasprite aircraft, spare parts, a full mission flight simulator, and related logistics support.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide readers of our condensed consolidated financial statements with the perspectives of management. MD&A presents, in narrative form, information regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results. MD&A is designed to enable the readers of this report to obtain a comprehensive understanding of our businesses, strategies, current trends and future prospects. Our MD&A should be read in conjunction with our 2012 Annual Report on Form 10-K.

OVERVIEW OF BUSINESS

Kaman Corporation (the "Company") is composed of two business segments:

•
Distribution, the third largest power transmission/motion control industrial distributor in North America, offering technical differentiation in the bearings and mechanical power transmission, fluid power, and electrical automation and control markets.

•	Aerospace, a manufacturer and subcontractor in the international, commercial and military aerospace and defense markets.

Financial performance

•	Net sales increased 1.1% for the three months ended March 29, 2013, compared to the comparable period in the prior year.

•	Earnings from continuing operations decreased 21.3% for the three months ended March 29, 2013, compared to the comparable period in the prior year.

•	Diluted earnings per share from continuing operations decreased to $0.26 for the three months ended March 29, 2013, a decrease of $0.09 compared to the comparable period in the prior year.

•
Cash flows used in operating activities of continuing operations were $34.6 million for the three months ended March 29, 2013, an increase of $10.5 million when compared to the comparable period in the prior year.

Significant events

•
On April 18, 2013, we announced that the New Zealand Cabinet has authorized the New Zealand Ministry of Defense (MoD) to enter into an approximately $120 million contract for the purchase of ten SH-2G(I) Super Seasprite aircraft, spare parts, a full mission flight simulator, and related logistics support.

•
On April 2, 2013, we made our final minimum payment of $6.4 million (AUD) to the Commonwealth of Australia; we have now made total payments of $39.5 million (AUD) in accordance with our settlement agreement related to the SH-2G(A) Helicopters.

•	We delivered 4,620 fuzes under our Joint Programmable Fuze ("JPF") program with the U.S. Government during the first quarter of 2013.

•	During the first quarter, we were awarded a $20.3 million commercial sales contract for our JPF.

•
In March 2013, we initiated restructuring activities at our Distribution segment, which included workforce reductions and the consolidation of field operations. These activities resulted in $3.0 million of expense for the first quarter.

•
The U.S. Attorney's Office for the District of Kansas recently notified our Aerospace Wichita facility, Plastic Fabricating Company, Inc. (“PlasticFab”), an indirect wholly owned subsidiary now known as Kaman Composites - Wichita, Inc., that it may commence a criminal proceeding against PlasticFab as a result of its investigation of record keeping associated with the manufacture of certain composite parts. Please see Part II, Item 1, Legal Proceedings - Wichita Matter for more details regarding the item.

Management changes

•
On April 18, 2013, the Company announced that Mr. William C. Denninger, Executive Vice President and Chief Financial Officer, will retire on June 30, 2013. He will be succeeded by Mr. Robert D. Starr, Vice President and Treasurer, who will become the Company's Senior Vice President and Chief Financial Officer on July 1, 2013.

•	On February 19, 2013, Scott E. Kuechle was elected to the Board of Directors.

Outlook

We reaffirm our full-year outlook for 2013 set forth in our 2012 Annual Report on Form 10-K:

•	Distribution:

◦	Sales of $1,080 million to $1,115 million, up 6.7% to 10.2% over 2012 (sales from continuing operations)

◦	Operating margins between 5.2% and 5.6%

•	Aerospace:

◦	Sales of $620 million to $635 million, up 6.7% to 9.3% over 2012

◦	Operating margins between 16.0% and 16.5%

•	Interest expense of approximately $13.0 million

•	Corporate expenses of approximately $50 million

•	Estimated annualized tax rate of approximately 35.0%

•	Capital expenditures of $40 million to $45 million

•	Free cash flow in the range of $35 million to $40 million

The following table illustrates the calculation of "Free Cash Flow", a Non-GAAP financial measure:

	2013 Outlook
In millions
Free Cash Flow(a):
Cash flows from operations	$75.0	to	$85.0
Expenditures for property, plant and equipment	(40.0)	to	(45.0)
Free Cash Flow	$35.0	to	$40.0
(a) Free Cash Flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less expenditures for property, plant and equipment, both of which are presented on our consolidated statements of cash flows. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.

RESULTS OF CONTINUING OPERATIONS

Consolidated Results

Net Sales from Continuing Operations

	For the Three Months Ended
	March 29, 2013	March 30, 2012
	(in thousands)
Net Sales from continuing operations	$388,075	$383,719
$ change	4,356	11,078
% change	1.1%	3.0%
The increase in net sales from continuing operations for the three months ended March 29, 2013, versus the comparable period in 2012 was primarily attributable to a $4.5 million increase in sales at our Distribution segment. There was $23.2 million in sales generated by our 2012 Distribution segment acquisitions offset by a decline of $18.7 million in organic sales. The Aerospace segment sales were flat for the three months ended March 29, 2013, compared to the prior year, with commercial sales up $3.1 million, offset by a $3.3 million decrease in military and defense sales. (See segment discussions below for additional information.)

Gross Profit from Continuing Operations

	For the Three Months Ended
	March 29, 2013	March 30, 2012
	(in thousands)
Gross Profit	$110,266	$104,600
$ change	5,666	1,346
% change	5.4%	1.3%
% of net sales	28.4%	27.3%

Gross profit from continuing operations increased for the three months ended March 29, 2013, versus the comparable period in 2012. The increase was primarily attributable to our Aerospace segment, driven by the mix of sales between commercial and military products/programs which contributed $4.0 million of gross profit and the absence of the $1.5 million negative impact of changes in contract estimates recorded in the prior year.

Selling, General & Administrative Expenses (SG&A)

	For the Three Months Ended
	March 29, 2013	March 30, 2012
	(in thousands)
SG&A	$96,420	$87,910
$ change	8,510	8,922
% change	9.7%	11.3%
% of net sales	24.8%	22.9%

SG&A increased for the three months ended March 29, 2013, versus the comparable period in 2012 primarily due to $5.9 million of incremental SG&A relating to our 2012 acquisitions and $3.0 million in restructuring costs at our Distribution segment.

Operating Income from Continuing Operations

	For the Three Months Ended
	March 29, 2013	March 30, 2012
	(in thousands)
Operating Income	$13,767	$16,714
$ change	(2,947)	(7,551)
% change	(17.6)%	(31.1)%
% of net sales	3.5%	4.4%

The decrease in operating income for the three months ended March 29, 2013, versus the comparable period in 2012 was due to a decrease in our Distribution segment operating income of $7.7 million, partially offset by an increase in operating income of $5.0 million in our Aerospace segment. (See segment discussion below for additional information.)

Interest Expense, Net

	For the Three Months Ended
	March 29, 2013	March 30, 2012
	(in thousands)
Interest Expense, net	$3,068	$2,873

Interest expense, net, generally consists of interest charged on the credit agreement, which includes the revolving credit facility and term loan facility, and other borrowings and the amortization of debt issuance costs, offset by interest income. The increase in interest expense, net for the three months ended March 29, 2013, versus the comparable period in 2012 was primarily due to higher average borrowings and a higher average interest rate for the period. At March 29, 2013, the interest rate for outstanding amounts on the credit agreement was 1.71% compared to 1.62% at March 30, 2012. (See Liquidity and Capital Resources section below for information on our borrowings).

Effective Income Tax Rate

	For the Three Months Ended
	March 29, 2013	March 30, 2012

Effective Income Tax Rate	31.0%	35.7%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings from continuing operations for the year. The effective tax rate for the three-month period ended March 29, 2013, was favorably impacted by approximately 1% for the federal research and experimentation tax credit that was retroactively reinstated back to January 1, 2012, by the American Taxpayer Relief Act of 2012, which was signed into law during the first quarter of 2013. Additionally, the rate was favorably impacted by approximately 4% by the reversal of reserves for uncertain tax positions and the reversal of valuation allowances on net operating loss carryforwards that were a result of a settlement of a state audit of previous years' returns.

Distribution Segment

Results of Operations

	For the Three Months Ended
	March 29, 2013	March 30, 2012
	(in thousands)
Net sales from continuing operations	$257,168	$252,635
$ change	4,533	18,948
% change	1.8%	8.1%

Operating income from continuing operations	$4,630	$12,314
$ change	(7,684)	494
% change	(62.4)%	4.2%
% of net sales	1.8%	4.9%

Organic Sales Per Sales Day

	For the Three Months Ended
	March 29, 2013	March 30, 2012
	(in thousands)
Net sales from continuing operations	$257,168	$252,635
Acquisition sales	23,210	—
Organic sales	$233,958	$252,635
Sales days	63	64
Organic sales per sales day (a)	$3,714	$3,947
% change	(5.9)%	9.7%
(a) Organic sales per sales day is a metric management uses to evaluate performance trends at our Distribution segment and is calculated by taking organic sales divided by the number of sales days in the period. Sales contributed by an acquisition are included in organic sales beginning with the thirteenth month following the date of acquisition. Prior period information is adjusted to reflect acquisition sales for that period as organic sales when calculating organic sales per sales day. See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures.

Net sales from continuing operations

Net sales from continuing operations for the three months ended March 29, 2013, increased 3.4%, as compared to the same period in 2012, when measured on a same day sales basis. This increase was driven by the contribution of $23.2 million of sales from our 2012 acquisitions, partially offset by an $18.7 million decrease in organic sales.

Operating income from continuing operations

The decrease in Distribution segment operating income from continuing operations for the three months ended March 29, 2013, was driven by the lower organic sales noted above and the resulting impact on our ability to leverage our fixed costs and $3.0 million in restructuring costs. We expect this restructuring will result in a reduction of expenses of approximately $2.0 million per quarter. These decreases were partially offset by the contribution of operating income from our 2012 acquisitions.

Other Matters

Enterprise Resource Planning System

In July 2012, we announced our decision to invest in a new enterprise-wide business system for our Distribution segment. The anticipated total investment in the new system is approximately $45 million, which will be spread over a number of years. Of the total investment, we expect that approximately 75% will be capitalized. Depreciation and amortization of the capitalized cost is expected to begin in 2013 and increase over the following three to four years. In order to minimize disruptions to our ongoing operations we have developed a project plan that takes a phased approach to implementation and includes appropriate contingencies. The multi-year project is underway and we have begun to incur expenditures associated with the implementation. For the three months ended March 29, 2013, expenses incurred were approximately $0.3 million and capital expenditures were $5.3 million.

Aerospace Segment

Results of Operations

	For the Three Months Ended
	March 29, 2013	March 30, 2012
	(in thousands)
Net sales	$130,907	$131,084
$ change	(177)	(7,869)
% change	(0.1)%	(5.7)%

Operating income	$20,911	$15,901
$ change	5,010	(5,518)
% change	31.5%	(25.8)%
% of net sales	16.0%	12.1%

Net sales

Net sales were relatively flat for the three months ended March 29, 2013 versus the comparable period in 2012, due to a $3.5 million increase in sales on our commercial products/programs which was offset by a $3.7 million decrease in sales on military products/programs.

The increase in commercial sales was primarily attributable to a higher volume of shipments for our bearing products, an increase in deliveries of various commercial composite structures products/programs, and stronger tooling fabrication sales. These increases totaled $7.1 million and were partially offset by a $4.3 million decrease in sales of engineering design services resulting from a reduction in requirements by a major OEM customer.

The decrease in military sales was primarily attributable to: fewer cockpit deliveries on our Sikorsky BLACK HAWK helicopter program, where we delivered 27 cockpits in the first quarter of 2013 versus 35 cockpits in the first quarter of 2012, resulting from a reduction in customer requirements; lower sales on our Egypt Upgrade program due to the timing of certain material components accepted by the customer in the prior year that did not recur this year; and lower sales on the blade erosion coating program due to a supplier related matter which resulted in a "stop work" order. These decreases totaled $7.2 million and were partially offset by increases totaling $5.4 million related to increased sales volume for our bearings products and an increase in non-JPF bomb fuze deliveries.

Operating income

The increase for the three months ended March 29, 2013, compared to the same period in 2012, is primarily due to the mix of sales between commercial and military products/programs and the absence of the $1.5 million negative impact of changes in contract estimates recorded in the prior year. The increase in commercial sales contributed $2.3 million to operating income. Although overall military product/program sales were down by $3.7 million, operating margin contribution improved by $1.7 million as a result of higher bearing product sales, offset by lower BLACK HAWK, Egypt upgrade and blade erosion coating program sales volume.

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

Revenue and cost estimates for all significant long-term contracts for which revenue is recognized using the percentage-of-completion method of accounting are reviewed and reassessed quarterly. Based upon these reviews, we record the effects of adjustments in profit estimates each period. If at any time management determines that in the case of a particular contract total costs will exceed total contract revenue, we record a provision for the entire anticipated contract loss at that time. No material change in our operating income resulted from changes in contract estimates for the three-month period ended March 29, 2013. The net change in our operating income resulting from changes in contract estimates for the three-month period ended March 30, 2012, was a reduction of $1.5 million, primarily driven by additional cost for one of our fuze programs and production issues encountered during the quarter.

Sequestration

The Budget Control Act of 2011 (the "BCA") enacted 10-year discretionary spending caps which are expected to generate over $1 trillion in savings for the U.S. Government, a substantial portion of which comes from DoD baseline spending reductions. On January 2, 2013, the American Taxpayer Relief Act of 2012 (the "ATRA") was signed into law, which among other things effectively delayed the implementation of the automatic sequestration process to March 1, 2013 and reduced the spending cuts that were scheduled to occur during 2013 in proportion to the delay. Although we cannot predict where these cuts will be made, we believe our portfolio of programs and product offerings are well positioned and will not be materially impacted by such proposed DoD budget cuts. We have not seen a material impact to our first quarter 2013 revenues as a result of the sequestration process. However, we believe certain military and defense programs may experience delays in the receipt of components from suppliers or the shipment of finished product to our customers due to delays in the receipt of government approvals. Additionally, furloughs could cause delays in a variety of other areas including contracting payment processing and approvals. We continue to monitor this process and work with our suppliers and customers to understand the potential impact on our Company.

Backlog

	March 29, 2013	December 31, 2012
	(in thousands)
Backlog	$537,213	$531,923

Major Programs/Product Lines

Below is a discussion of the significant changes in the Aerospace segment's major programs during the first three months of 2013. See our 2012 Annual Report on Form 10-K for a complete discussion of our Aerospace segment's programs.

BLACK HAWK

The Sikorsky BLACK HAWK helicopter cockpit program involves the manufacture of cockpits including the installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines, and the composite structure that holds the windscreen for most models of the BLACK HAWK helicopter. As a result of lower customer demand, we expect BLACK HAWK deliveries of approximately 120 cockpits for the year. We currently have $69.4 million of orders under this program in backlog.

AH-1Z

The segment manufactures cabins for the increased capability AH-1Z attack helicopter, which is produced by Bell Helicopter (“Bell”) for the U.S. Marine Corps. The cabin is the largest and most complex airframe structure utilized in the final assembly of the AH-1Z helicopter and has not been manufactured new since 1995. We currently have $33.0 million in backlog associated with this program; with potential follow-on options the program value could exceed $200.0 million. The first cabin delivery is expected to occur in the second quarter of 2013.

FMU-152 – Joint Programmable Fuze (“JPF”)

We manufacture the JPF, an electro-mechanical bomb safe and arming device, which allows the settings of a weapon to be programmed in flight. During the first quarter of 2013, we were awarded commercial sales orders totaling $20.3 million under our JPF fuze program. Total JPF backlog at March 29, 2013, is $106.0 million.

A total of 4,620 fuzes passed acceptance testing and were delivered to our U.S. Government customer during the first quarter of 2013. The product line continues to perform above contract requirements for lot acceptance and operational reliability has been in excess of 99%. We occasionally experience lot acceptance test failures due to the complexity of the product and the extreme parameters of the acceptance test. Given the maturity of the product, we now generally experience isolated failures, rather than systematic ones. As a result, identifying a root cause can take longer and result in less smooth delivery performance from quarter to quarter. We continue to perform lot acceptance testing on fuze components and we expect to deliver approximately 17,000 to 22,000 fuzes in 2013.

Other Matters

SH-2G(I)

On April 19, 2013 we announced that the New Zealand Cabinet has authorized the New Zealand Ministry of Defense (MoD) to enter into an approximately $120 million contract for the purchase of ten SH-2G(I) Super Seasprite aircraft, spare parts, a full mission flight simulator, and related logistics support. We anticipate the contract will call for the aircraft to be delivered over an approximately three-year period with revenue recognition beginning in 2013.

LIQUIDITY AND CAPITAL RESOURCES

Discussion and Analysis of Cash Flows

We assess liquidity in terms of our ability to generate cash to fund working capital and investing and financing activities. Significant factors affecting liquidity include: cash flows generated from or used by operating activities, capital expenditures, investments in our business segments and their programs, acquisitions, divestitures, dividends, availability of future credit, adequacy of available bank lines of credit, and factors that might otherwise affect the company's business and operations generally, as described under the heading “Risk Factors” and “Forward-Looking Statements” in Item 1A of Part I of our 2012 Annual Report on Form 10-K.

We continue to rely upon bank financing as an important source of liquidity for our business activities including acquisitions. We believe this, when combined with cash generated from operating activities, will be sufficient to support our anticipated cash requirements for the foreseeable future. However, we may decide to raise additional debt or equity capital to support other business activities including potential future acquisitions. We anticipate our capital expenditures will be approximately $40.0 to $45.0 million in 2013, primarily related to machinery and equipment, facility renovations and information technology infrastructure. Included in this is approximately $12.0 million associated with investments in enterprise resource planning (ERP) systems primarily for our Distribution segment and, to a lesser extent, certain Aerospace facilities.

We anticipate a variety of items will have an impact on our liquidity during the next 12 months, in addition to our working capital requirements. These could include one or more of the following:

•	the matters described in Note 11, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements, including:

◦	the cost of defending the Wichita matter;

◦	the revenue sharing arrangement with the Commonwealth of Australia; and

◦	the cost of existing environmental remediation matters;

•	required contributions to our qualified pension plan and Supplemental Employees’ Retirement Plan (“SERP”); and

•	the extension of payment terms by our customers.

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

Pursuant to the terms of the revenue sharing agreement with the Commonwealth of Australia, we will share all proceeds from the resale of the SH-2G(I), formerly SH-2G(A), aircraft, spare parts, and equipment with the Commonwealth on a predetermined basis. Minimum payments of at least $39.5 million (AUD) must be made to the Commonwealth regardless of sales. Cumulative payments of $33.1 million (AUD) were made through March 29, 2013. The final minimum payment of $6.4 million (AUD) was made on April 2, 2013.

To secure these payments, we provided the Commonwealth with an unconditional letter of credit, which was reduced as such payments were made. As of March 29, 2013, the U.S. dollar value of the remaining $6.4 million (AUD) required payment was $6.7 million. When the final minimum payment was made on April 2, 2013, the letter of credit balance was reduced to zero.

A summary of our consolidated cash flows from continuing operations is as follows:

	For the Three Months Ended
	March 29, 2013	March 30, 2012	2013 vs. 2012
	(in thousands)
Total cash (used in) provided by:
Operating activities	$(34,562)	$(24,083)	$(10,479)
Investing activities	(11,964)	(5,268)	(6,696)
Financing activities	45,182	29,630	15,552

Free Cash Flow (a):
Net cash used in operating activities	$(34,562)	$(24,083)	$(10,479)
Expenditures for property, plant and equipment	(11,841)	(5,287)	(6,554)
Free cash flow	$(46,403)	$(29,370)	$(17,033)

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

Net cash used in operating activities of continuing operations increased $10.5 million for the three months ended March 29, 2013, versus the comparable period in 2012 primarily due to the following:

•	lower customer cash receipts resulting from the improved collections experienced in 2012;

•	higher inventory-related production expenditures at our Aerospace segment; and

•	lower earnings from continuing operations.

These changes were partially offset by payments made in the first quarter of the prior year which did not recur in the first quarter of 2013, such as the $4.75 million payment to settle the FMU-143 matter and the $6.7 million second guaranteed payment to Australia paid in March of 2012. During the first quarter of 2013, we negotiated with the Commonwealth of Australia to defer the last guaranteed payment from March of 2013 to April of 2013.

Net cash used in investing activities increased $6.7 million for the three months ended March 29, 2013, versus the comparable period in 2012 primarily due to an increase of $6.6 million in cash used for expenditures for property, plant and equipment including a $5.3 million investment at our Distribution segment.

Net cash provided by financing activities increased $15.6 million for the three months ended March 29, 2013, versus the comparable period in 2012, primarily due to an increase in borrowings under the Revolving Credit Agreement of $13.6 million used to fund working capital requirements and the purchase of property, plant and equipment.

Financing Arrangements

On November 20, 2012, we entered into a new Credit Agreement (the "Credit Agreement"). The Credit Agreement provides a $400 million Revolving Credit Facility expiring July 31, 2017. The Revolving Credit Facility includes an “accordion” feature that would allow us to increase the aggregate amount available to $500 million, subject to additional commitments from lenders. The Revolving Credit Facility may be used for working capital, letters of credit and other general corporate purposes, including acquisitions. The Credit Agreement also provides a $100 million Term Loan Facility expiring on July 31, 2017, which is in addition to our Revolving Credit Facility. Principal payments, which started in the first quarter of 2013, of $2.5 million are due quarterly, with $55 million of the initial aggregate principal payable in the final quarter of the Term Loan Facility. We may increase the term loan by up to an aggregate of $100 million in accordance with the terms of the agreement.

Interest rates on amounts outstanding under the Credit Agreement are variable. At March 29, 2013, the interest rate for the outstanding amounts on both the Revolving Credit Facility and Term Loan Facility was 1.71%. At December 31, 2012, the interest rate for the outstanding amounts on both the Revolving Credit Facility and Term Loan Facility was 1.75%.

The financial covenants associated with the Credit Agreement include a requirement that (i) the ratio of Consolidated Senior Secured Indebtedness to Consolidated EBITDA, as defined in the Credit Agreement, cannot be greater than 3.50 to 1.00, (ii) the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, as defined in the Credit Agreement, cannot be greater than 4.00 to 1.00, and (iii) the ratio of Consolidated EBITDA, as defined in the Credit Agreement, to the sum of (a) all interest, premium payments, debt discounts, fees, charges and related expenses and (b) the portion of rent expense under capital leases that is treated as interest expense, as defined in the Credit Agreement, cannot be less than 4.00 to 1.00. We were in compliance with those financial covenants as of and for the quarter ended March 29, 2013, and we do not anticipate noncompliance in the foreseeable future.

Total average bank borrowings during the quarter ended March 29, 2013, were $190.2 million compared to $143.1 million for the year ended December 31, 2012. This increase is attributable to working capital requirements and the purchase of property, plant and equipment during the first three months of 2013. As of March 29, 2013 and December 31, 2012, there was $285.6 million and $331.1 million available for borrowing, respectively, under the Revolving Credit Facility, net of letters of credit. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Facility. A total of $13.4 million and $14.6 million in letters of credit was outstanding under the Revolving Credit Facility as of March 29, 2013, and December 31, 2012, respectively. At March 29, 2013 and December 31, 2012, $6.7 million of our letters of credit were related to the guaranteed minimum payments to Australia in connection with the ownership transfer of the 11 SH-2G(A) helicopters (along with spare parts and associated equipment). The final minimum payment was made to the Commonwealth of Australia on April 2, 2013, bringing the letter of credit balance related to these minimum payments to zero.

Other Sources/Uses of Capital

Through the end of the first quarter we have contributed $5.0 million to the qualified pension plan and $0.1 million to the SERP. We plan to contribute $10.0 million to the qualified pension plan and $2.3 million to the SERP in 2013. For the 2012 plan year, we contributed $10.0 million to the qualified pension plan and $1.6 million to the SERP.

In November 2000, our Board of Directors approved a replenishment of our stock repurchase program, providing for repurchase of an aggregate of 1.4 million common shares for use in administration of our stock plans and for general corporate purposes. There were no shares repurchased under this program during the first three months of 2013. At March 29, 2013, approximately 1.0 million shares remained authorized for repurchase under this program.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes outside the ordinary course of business in our contractual obligations or off-balance sheet arrangements during the first three months of 2013. See our 2012 Annual Report on Form 10-K for a discussion of our contractual obligations and off-balance sheet arrangements.

CRITICAL ACCOUNTING ESTIMATES

Preparation of the company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements in the Company’s 2012 Annual Report on Form 10-K describe the critical accounting estimates and significant accounting policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the Company's critical accounting estimates and significant accounting policies in 2013.

RECENT ACCOUNTING STANDARDS

Information regarding recent changes in accounting standards is included in Note 2, Recent Accounting Standards, of the Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the company’s exposure to market risk during the first quarter of 2013. See the company’s 2012 Annual Report on Form 10-K, for a discussion of the company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The company has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 29, 2013. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 29, 2013, the disclosure controls and procedures were effective.

Changes in Internal Controls
There were no changes in internal controls over financial reporting at the company that have materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1. Legal Proceedings

Wichita Matter

As previously disclosed, the U.S. District Court for the District of Kansas issued a grand jury subpoena in 2011 to Plastic Fabricating Company, Inc. (“PlasticFab”), an indirect wholly owned subsidiary of the Company now known as Kaman Composites - Wichita, Inc., regarding a government investigation of record keeping associated with the manufacture of certain composite parts at PlasticFab's facility located in Wichita, Kansas. The subpoena required information related to the period January 1, 2006, through June 30, 2008. The U.S. Attorney's Office for the District of Kansas recently notified PlasticFab that it may commence a criminal proceeding against PlasticFab but it expressed a willingness to explore a pre-charge disposition of the matter. PlasticFab has cooperated fully with the investigation and intends to continue to do so as it engages in further discussions with the U.S. Attorney's Office about this matter. Under present U.S. Government procurement laws and regulations, if indicted or adjudged to be in violation of procurement or other Federal laws, a contractor, such as PlasticFab, could be subject to fines, penalties, repayments, or compensatory or treble damages, or suspension or debarment on U.S. Government contract awards if warranted. Thus, as with any government contractor, an adverse outcome in a proceeding such as this could have a material adverse effect on our business, financial condition, results of operations or cash flows. Management continues to cooperate with the government's investigation; however, we are unable to predict the outcome of any investigation or any proceeding that may be brought or to estimate the amounts of resulting claims or other actions that could be instituted against PlasticFab, its officers, employees, or affiliates. At March 29, 2013, the Company had no amount accrued for this matter.

Item 1A. Risk Factors

Investors should carefully review and consider the information regarding certain factors which could materially affect our business, results of operations, financial condition and cash flows as set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”). Except for the new risk factor below relating to the Wichita Matter, we do not believe that there have been any material changes to the risk factors previously disclosed in our 2012 Form 10-K, but we may disclose changes to such factors or disclose additional factors from time to time in future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial position and cash flows.

Wichita Matter

The U.S. District Court for the District of Kansas issued a grand jury subpoena in 2011 to Plastic Fabricating Company, Inc. (“PlasticFab”), an indirect wholly owned subsidiary of the Company now known as Kaman Composites - Wichita, Inc., regarding a government investigation of record keeping associated with the manufacture of certain composite parts at PlasticFab's facility located in Wichita, Kansas. The subpoena requested information related to the period January 1, 2006, through June 30, 2008. The U.S. Attorney's Office for the District of Kansas recently notified PlasticFab that it may commence a criminal proceeding against PlasticFab but it expressed a willingness to explore a pre-charge disposition of the matter. PlasticFab has cooperated fully with the investigation and intends to continue to do so as it engages in further discussions with the U.S. Attorney's Office about this matter. Under present U.S. Government procurement laws and regulations, if indicted or adjudged in violation of procurement or other Federal laws, a contractor, such as PlasticFab, could be subject to fines, penalties, repayments, or compensatory or treble damages, or suspension or debarment on U.S. Government contract awards if warranted. Thus, as with any government contractor, an adverse outcome in a proceeding such as this could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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
Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and other factors that may cause the Company's actual results and financial condition to differ materially from those expressed or implied in the forward-looking statements. Such risks, uncertainties and other factors include, among others: (i) changes in domestic and foreign economic and competitive conditions in markets served by the Company, particularly the defense, commercial aviation and industrial production markets; (ii) changes in government and customer priorities and requirements (including cost-cutting initiatives, the potential deferral of awards, terminations or reductions of expenditures to respond to the priorities of Congress and the Administration, or budgetary cuts resulting from Congressional actions or automatic sequestration under the Budget Control Act of 2011, as modified by the enactment of the Taxpayer Relief Act of 2012); (iii) changes in geopolitical conditions in countries where the Company does or intends to do business; (iv) the successful conclusion of competitions for government programs and thereafter contract negotiations with government authorities, both foreign and domestic; (v) the existence of standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; (vi) the conclusion to government inquiries or investigations regarding government programs, including the resolution of the Wichita matter; (vii) risks and uncertainties associated with the successful implementation and ramp up of significant new programs; (viii) potential difficulties associated with variable acceptance test results, given sensitive production materials and extreme test parameters; (ix) the successful negotiation of definitive documentation relating to the resale of the SH-2G(I) aircraft, equipment and spare parts; (x) the receipt and successful execution of production orders for the JPF U.S. government contract, including the exercise of all contract options and receipt of orders from allied militaries, as all have been assumed in connection with goodwill impairment evaluations; (xi) the continued support of the existing K-MAX® helicopter fleet, including sale of existing K-MAX® spare parts inventory; (xii) the accuracy of current cost estimates associated with environmental remediation activities, including activities at the Bloomfield, Moosup and New Hartford, CT facilities and our U.K. facilities; (xiii) the profitable integration of acquired businesses into the Company's operations; (xiv) changes in supplier sales or vendor incentive policies; (xv) the effects of price increases or decreases; (xvi) the effects of pension regulations, pension plan assumptions, pension plan asset performance and future contributions; (xvii) future levels of indebtedness and capital expenditures; (xviii) the future availability of credit, the ability of the Company to maintain its current credit rating and the impact on the Company's funding costs and competitive position if it is unable to do so; (xix) the continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs for such items; (xx) the effects of currency exchange rates and foreign competition on future operations; (xxi) changes in laws and regulations, taxes, interest rates, inflation rates and general business conditions; (xxii) future repurchases and/or issuances of common stock; and (xxiii) other risks and uncertainties set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2012.

Any forward-looking information provided in this report should be considered with these factors in mind. We assume no obligation to update any forward-looking statements contained in this report.

Item 2. Unregistered Sales of equity securities and use of proceeds

The following table provides information about purchases of Common Stock by the Company during the three months ended March 29, 2013:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (b)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
January 1, 2013 – January 25, 2013	—	$—	—	964,757
January 26, 2013 – February 22, 2013	375	36.29	—	964,757
February 23, 2013 – March 29, 2013	17,145	34.95	—	964,757
Total	17,520		—

(a) These shares represent shares repurchased in connection with employee tax withholding obligations as permitted by the 2003 Stock Incentive Plan, an SEC Rule 16b-3 qualified plan. These are not purchases under our publicly announced program.

(b) In November 2000, our board of directors approved a replenishment of the Company's stock repurchase program providing for repurchase of an aggregate of 1.4 million shares of Common Stock for use in the administration of our stock plans and for general corporate purposes.

Item 4. Mine Safety Disclosure

Information concerning mine safety violations required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") and Item 104 of Regulation S-K was not required for this quarterly report on Form 10-Q as there were no reportable violations during the quarter.

Table of Contents

Item 6.     Index To Exhibits

3.1
Amended and Restated Certificate of Incorporation of the Company, amended and restated as of November 3, 2005 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 4, 2005, Commission File No. 333-66179).
Previously Filed
3.2
Amended and Restated Bylaws of the Company, dated February 26, 2008 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated February 28, 2008, Commission File No. 000-01093).
Previously Filed
10.1	Change in Control Agreement, dated February 1, 2013, between the Company and Shawn G. Lisle.*	Filed Herewith
10.2
Fourth Amendment to Amended and Restated Change in Control Agreement, dated March 21, 2013, between the Company and William C. Denninger (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 21, 2013, Commission File No. 001-35419).*
Previously Filed
10.3
Promotion Letter, dated April 17, 2013, between the Company and Robert D. Starr (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 18, 2013, Commission File No. 001-35419).*
Previously Filed
10.4
Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Annex A to the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 1, 2013, Commission File No. 001-35419).*
Previously Filed
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	Filed Herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	Filed Herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Management contract or compensatory arrangement.

SIGNATURES

Kaman Corporation and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAMAN CORPORATION
Registrant
Date:	April 29, 2013		/s/ Neal J. Keating
		By:	Neal J. Keating
Chairman, President and
Chief Executive Officer

Date:	April 29, 2013		/s/ William C. Denninger
		By:	William C. Denninger
Executive Vice President and
Chief Financial Officer

KAMAN CORPORATION
INDEX TO EXHIBITS

3.1
Amended and Restated Certificate of Incorporation of the Company, amended and restated as of November 3, 2005 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 4, 2005, Commission File No. 333-66179).
Previously Filed
3.2
Amended and Restated Bylaws of the Company, dated February 26, 2008 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated February 28, 2008, Commission File No. 000-01093).
Previously Filed
10.1	Change in Control Agreement, dated February 1, 2013, between the Company and Shawn G. Lisle.*	Filed Herewith
10.2
Fourth Amendment to Amended and Restated Change in Control Agreement, dated March 21, 2013, between the Company and William C. Denninger (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 21, 2013, Commission File No. 001-35419).*
Previously Filed
10.3
Promotion Letter, dated April 17, 2013, between the Company and Robert D. Starr (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 18, 2013, Commission File No. 001-35419).*
Previously Filed
10.4
Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Annex A to the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 1, 2013, Commission File No. 001-35419).*
Previously Filed
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	Filed Herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	Filed Herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document