Form 10-Q
period 2013-06-28
KAMAN CORP
filed 2013-07-29
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2013

Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______

Commission File Number: 001-35419

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
Yes         ☐            No          ☒

At July 19, 2013, there were 27,067,195 shares of Common Stock outstanding.

PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts) (Unaudited)

	June 28, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$8,707	$16,593
Accounts receivable, net	224,989	180,798
Inventories	383,977	367,385
Deferred income taxes	29,400	25,835
Other current assets	26,929	27,434
Total current assets	674,002	618,045
Property, plant and equipment, net of accumulated depreciation of $158,142 and $149,696, respectively	137,286	128,669
Goodwill	192,487	192,046
Other intangible assets, net	88,072	92,913
Deferred income taxes	37,264	42,905
Other assets	22,067	22,415
Total assets	$1,151,178	$1,096,993
Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable	$—	$21
Current portion of long-term debt	10,000	10,000
Accounts payable – trade	120,653	113,143
Accrued salaries and wages	32,398	35,869
Current portion of amount due to Commonwealth of Australia	—	6,659
Advances on contracts	12,787	1,900
Other accruals and payables	56,324	53,468
Income taxes payable	97	2,892
Total current liabilities	232,259	223,952
Long-term debt, excluding current portion	285,129	249,585
Deferred income taxes	4,627	5,150
Underfunded pension	143,100	148,703
Other long-term liabilities	46,044	49,410
Commitments and contingencies (Note 12)
Shareholders' equity:
Preferred stock, $1 par value, 200,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; voting; 27,054,613 and 26,881,257 shares issued, respectively	27,055	26,881
Additional paid-in capital	128,039	122,522
Retained earnings	415,969	399,473
Accumulated other comprehensive income (loss)	(123,336)	(121,590)
Less 303,163 and 277,473 shares of common stock, respectively, held in treasury, at cost	(7,708)	(7,093)
Total shareholders’ equity	440,019	420,193
Total liabilities and shareholders’ equity	$1,151,178	$1,096,993
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net sales	$431,725	$400,226	$819,800	$783,945
Cost of sales	310,468	286,394	588,277	565,513
Gross profit	121,257	113,832	231,523	218,432
Selling, general and administrative expenses	90,219	85,820	186,639	173,730
Net loss/(gain) on sale of assets	21	(8)	100	(32)
Operating income	31,017	28,020	44,784	44,734
Interest expense, net	3,163	2,827	6,231	5,700
Other expense (income), net	58	79	389	(224)
Earnings from continuing operations before income taxes	27,796	25,114	38,164	39,258
Income tax expense	9,904	8,996	13,118	14,048
Earnings from continuing operations	17,892	16,118	25,046	25,210
Earnings from discontinued operations, net of taxes	—	361	—	672
Net earnings	$17,892	$16,479	$25,046	$25,882

Earnings per share:
Basic earnings per share from continuing operations	$0.67	$0.61	$0.94	$0.96
Basic earnings per share from discontinued operations	—	0.01	—	0.02
Basic earnings per share	$0.67	$0.62	$0.94	$0.98

Diluted earnings per share from continuing operations	$0.67	$0.61	$0.93	$0.96
Diluted earnings per share from discontinued operations	—	0.01	—	0.02
Diluted earnings per share	$0.67	$0.62	$0.93	$0.98
Average shares outstanding:
Basic	26,734	26,390	26,696	26,342
Diluted	26,899	26,534	26,977	26,498
Dividends declared per share	$0.16	$0.16	$0.32	$0.32

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net earnings	$17,892	$16,479	$25,046	$25,882
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(244)	(3,171)	(4,758)	526
Unrealized gain on derivative instruments, net of tax expense of $105 and $0, and $38 and $0, respectively	172	—	61	—
Change in pension and post-retirement benefit plan liabilities, net of tax expense of $904 and $834 and $1,810 and $1,669, respectively	1,476	1,362	2,951	2,723
Other comprehensive income (loss)	1,404	(1,809)	(1,746)	3,249
Comprehensive income	$19,296	$14,670	$23,300	$29,131

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Six Months Ended
	June 28, 2013	June 29, 2012
Cash flows from operating activities:
Earnings from continuing operations	$25,046	$25,210
Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	15,528	13,341
Accretion of convertible notes discount	905	858
Provision for doubtful accounts	734	267
Net loss (gain) on sale of assets	100	(32)
Change in amount Due to Commonwealth of Australia, net of loss (gain) on derivative instruments	203	(206)
Stock compensation expense	3,065	3,581
Excess tax (benefit) from share-based compensation arrangements	(293)	(381)
Deferred income taxes	68	1,045
Changes in assets and liabilities, excluding effects of acquisitions/divestitures:
Accounts receivable	(45,274)	(21,748)
Inventories	(16,165)	(11,590)
Other current assets	25	8,458
Accounts payable - trade	3,800	(3,215)
Accrued contract losses	228	(725)
Advances on contracts	10,887	(949)
Other accruals and payables	(5,595)	(19,922)
Income taxes payable	(2,768)	341
Pension liabilities	(2,252)	438
Other long-term liabilities	(1,649)	221
Net cash used in operating activities of continuing operations	(13,407)	(5,008)
Net cash provided by operating activities of discontinued operations	—	507
Net cash used in operating activities	(13,407)	(4,501)
Cash flows from investing activities:
Proceeds from sale of assets	83	239
Expenditures for property, plant & equipment	(21,267)	(10,963)
Acquisition of businesses	(5,178)	(7,938)
Other, net	(598)	(116)
Cash used in investing activities of continuing operations	(26,960)	(18,778)
Cash used in investing activities of discontinued operations	—	(4)
Cash used in investing activities	(26,960)	(18,782)
Cash flows from financing activities:
Net borrowings under revolving credit agreements	39,753	27,073
Debt repayment	(5,000)	(2,500)
Net change in book overdraft	4,093	5,365
Proceeds from exercise of employee stock awards	2,654	2,651
Purchase of treasury shares	(644)	(659)
Dividends paid	(8,526)	(8,411)
Other	(51)	—
Windfall tax benefit	293	381
Cash provided by financing activities of continuing operations	32,572	23,900
Cash used in financing activities of discontinued operations	—	(371)
Cash provided by financing activities	32,572	23,529
Net increase (decrease) in cash and cash equivalents	(7,795)	246
Effect of exchange rate changes on cash and cash equivalents	(91)	(132)
Cash and cash equivalents at beginning of period	16,593	14,985
Cash and cash equivalents at end of period	$8,707	$15,099

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and six months ended June 28, 2013 and June 29, 2012
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

The Company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The second quarter for 2013 and 2012 ended on June 28, 2013 and June 29, 2012, respectively.

2. RECENT ACCOUNTING STANDARDS

In January 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-01, Balance Sheet (ASC Topic 210) - Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU No. 2013-01 applies to derivatives accounted for in accordance with Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC Section 210-20-45 or ASC Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The standard became effective on January 1, 2013. These changes had no impact on the Company's condensed consolidated financial statements.

In January 2013, the FASB also issued ASU No. 2013-02, Comprehensive Income (ASC Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company adopted this standard beginning January 1, 2013. (See Note 16, Shareholders' Equity and Accumulated Other Comprehensive Income.)

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (ASC Topic 830) - Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The objective is to resolve the diversity in practice about whether ASC Subtopic 810-10, Consolidation - Overall or ASC Subtopic 830-30 Foreign Currency Matters - Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. The update is effective for financial statement periods beginning after December 15, 2013 with early adoption permitted. The Company will adopt this standard beginning January 1, 2014. The Company does not expect these changes to have an impact on its consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging (ASC Topic 815) - Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under ASC Topic 815, in addition to U.S. Treasury ("UST") and London Interbank Offered Rate ("LIBOR"). The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company has not entered into any new hedging relationships since July 17, 2013.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and six months ended June 28, 2013 and June 29, 2012
(Unaudited)

2. RECENT ACCOUNTING STANDARDS (CONTINUED)

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (ASC Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective is to end some inconsistent practices with regard to the presentation on the balance sheet of unrecognized tax benefits.The update is effective for financial statement periods beginning after December 15, 2013, with early adoption permitted. The Company will adopt this standard beginning January 1, 2014. The Company does not expect these changes to have a material impact on its consolidated financial statements.

3. DISCONTINUED OPERATIONS

On December 31, 2012, the Company sold substantially all of the assets and liabilities of the Distribution segment's Canadian operations. As a result, the Company has reported the results of operations and financial position of this component as discontinued operations within the condensed consolidated financial statements for all periods presented.

The following tables provide information regarding the results of discontinued operations:

	For the Three Months Ended		For the Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
In thousands
Net sales of discontinued operations	$—	$5,254	$—	$10,257
Income from discontinued operations	—	479	—	945
Other income (expense), net, from discontinued operations	—	(9)	—	(71)
Earnings from discontinued operations before income taxes	—	470	—	874
Income tax expense	—	109	—	202
Earnings from discontinued operations	$—	$361	$—	$672

4. ACQUISITIONS

On June 14, 2013, the Company acquired substantially all of the assets of Northwest Hose & Fittings, Inc. ("Northwest Hose"). Northwest Hose, formed in 1995, is an authorized Parker distributor of hydraulic hose, fittings and adapters as well as couplers and industrial hose to a diverse group of industries such as the metals, agricultural, industrial machinery and equipment industries. Northwest Hose is headquartered in Spokane, WA. This acquisition is individually immaterial to the Company's results of operations and financial position.

5. RESTRUCTURING COSTS

During 2013, the Company initiated restructuring activities primarily at its Distribution segment to align the cost structure of the organization with its revenue levels. This included workforce reductions and the consolidation of field operations where its Distribution segment had multiple facilities in the same geographic area. The Distribution segment restructuring resulted in net workforce reductions of 118 employees and the exiting of five facilities. The Company intends to settle all liabilities associated with these restructuring activities during 2013.

The following table summarizes the accrual balances by cost type for the 2013 restructuring actions:

	Severance	Other (a)	Total
Restructuring accrual balance at December 31, 2012	$—	$—	$—
Provision	2,846	250	3,096
Cash payments	(1,282)	(208)	(1,490)
Restructuring accrual balance at June 28, 2013	$1,564	$42	$1,606
(a) Includes costs associated with the consolidation of facilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and six months ended June 28, 2013 and June 29, 2012
(Unaudited)

6. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	June 28, 2013	December 31, 2012
In thousands
Trade receivables	$138,262	$117,426
U.S. Government contracts:
Billed	34,056	18,261
Costs and accrued profit – not billed	2,557	2,568
Commercial and other government contracts:
Billed	53,264	45,547
Costs and accrued profit – not billed	227	144
Less allowance for doubtful accounts	(3,377)	(3,148)
Accounts receivable, net	$224,989	$180,798

Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	June 28, 2013	December 31, 2012
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$—	$397
Total	$—	$397

7. FAIR VALUE MEASUREMENTS

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

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value:

	June 28, 2013		December 31, 2012
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Level 1	$106,165	$138,907	$105,260	$144,460
Level 2	188,964	175,280	154,325	143,135
Total	$295,129	$314,187	$259,585	$287,595

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and six months ended June 28, 2013 and June 29, 2012
(Unaudited)

7. FAIR VALUE MEASUREMENTS (CONTINUED)

The above fair values were computed based on quoted market prices (Level 1) and discounted future cash flows (Level 2 observable inputs), as applicable. Differences from carrying values are attributable to interest rate changes subsequent to when the transaction occurred. The increase in fair value of the long-term debt is driven by increased borrowings under the Company's Revolving Credit Facility, partially offset by a lower quoted market price for the Company's convertible notes.

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

Recurring Fair Value Measurements

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine their fair value at the measurement date:

	Total Carrying Value at	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
In thousands	June 28, 2013
Derivative instruments	$93	$—	$93	$—
Total liabilities	$93	$—	$93	$—

	Total Carrying Value at	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
In thousands	December 31, 2012
Derivative instruments	$1,506	$—	$1,506	$—
Total assets	$1,506	$—	$1,506	$—

The Company’s derivative instruments are foreign exchange contracts and interest rate swaps that are measured at fair value using observable market inputs such as forward rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy and have been included in other current assets, other assets and other long-term liabilities on the Condensed Consolidated Balance Sheets at June 28, 2013 and December 31, 2012. Based on the continued ability to trade and enter into forward contracts, we consider the markets for our fair value instruments to be active.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of June 28, 2013, such credit risks have not had an adverse impact on the fair value of these instruments.

8. DERIVATIVE FINANCIAL INSTRUMENTS

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and six months ended June 28, 2013 and June 29, 2012
(Unaudited)

8. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Derivatives Overview (continued)

The Company holds forward exchange contracts designed to hedge forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on the Company’s earnings and cash flows. Some of these contracts were designated as cash flow hedges. The Company will include in earnings amounts currently included in accumulated other comprehensive income upon recognition of cost of sales related to the underlying transaction. No material amounts were reclassified to income from other comprehensive income for derivative instruments formerly designated as cash flow hedges during the three or six months ended June 28, 2013, or June 29, 2012. Over the next twelve months, the income related to cash flow hedges expected to be reclassified from other comprehensive income is $0.2 million.

Derivatives Designated as Cash Flow Hedges

The Company’s Term Loan Facility (“Term Loan”) contains floating rate obligations and is subject to interest rate fluctuations. During 2013, the Company entered into interest rate swap agreements for the purposes of hedging the eight quarterly variable-rate interest payments under its Term Loan due in 2014 and 2015. These interest rate swap agreements were designated as cash flow hedges and are intended to manage interest rate risk associated with the Company’s variable rate borrowings and minimize the impact of interest rate fluctuations attributable to changes in LIBOR rates on the Company’s earnings and cash flows.

The following table shows the fair value of derivative instruments designated as cash flow hedging instruments:

		Fair Value
	Balance Sheet Location	June 28, 2013	December 31, 2012	Notional Amount
In thousands
Derivative Assets
Interest rate swap contracts	Other long-term assets	$71	$—	$90,000- $70,000
Total		$71	$—

The following table shows the gain or (loss) recognized in other comprehensive income for derivatives designated as cash flow hedges:

	For the Three Months Ended		For the Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
In thousands
Derivative Assets
Interest rate swap contracts	$250	$—	$71	$—
Total	$250	$—	$71	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and six months ended June 28, 2013 and June 29, 2012
(Unaudited)

8. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Derivatives Not Designated as Hedging Instruments

The following table shows the fair value of derivative instruments not designated as hedging instruments:

		Fair Value
	Balance Sheet	June 28,	December 31,	Notional
In thousands	Location	2013	2012	Amount
Derivative Assets
Foreign exchange contracts	Other current assets	$—	$1,345	$0 / $3,408 Australian Dollars
Foreign exchange contracts	Other current assets	—	161	$0 / $4,110
Total		$—	$1,506
Derivative Liabilities
Foreign exchange contracts	Other current liabilities	$22	$—	$3,309 / $0
Total		$22	$—

On February 12, 2009, the Company dedesignated the forward contract it had entered into to hedge $36.5 million (AUD) of its $39.5 million (AUD) minimum required payments to the Commonwealth of Australia. The Company settled its final minimum required payment with the Commonwealth of Australia on April 2, 2013.

The following table shows the location and amount of the gain or (loss) recognized on the Condensed Consolidated Statements of Operations for derivatives not designated as hedge instruments:

		For the Three Months Ended		For the Six Months Ended
	Income Statement Location	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
In thousands
Derivative Assets
Foreign exchange contracts	Other (income) expense, net	$—	$15	$20	$283
Foreign exchange contracts	Other (income) expense, net	—	(78)	—	72
Total		$—	$(63)	$20	$355
Derivative Liabilities
Foreign exchange contracts	Other (income) expense, net	$(2)	$—	$183	$—
Total		$(2)	$—	$183	$—

9. INVENTORIES

Inventories consist of the following:

	June 28, 2013	December 31, 2012
In thousands
Merchandise for resale	$139,243	$137,426
Contracts and other work in process	231,753	216,233
Finished goods (including certain general stock materials)	12,981	13,726
Total	$383,977	$367,385

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and six months ended June 28, 2013 and June 29, 2012
(Unaudited)

9. INVENTORIES (CONTINUED)

Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	June 28, 2013	December 31, 2012
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$6,754	$6,861
Total	$6,754	$6,861

K-MAX® inventory of $17.9 million and $18.0 million as of June 28, 2013, and December 31, 2012, respectively, is included in contracts and other work in process inventory and finished goods. Management believes that a significant portion of this K-MAX® inventory will be sold after June 28, 2014, based upon the anticipation of supporting the fleet for the foreseeable future.

At December 31, 2012, $52.6 million of SH-2G(I), formerly SH-2G(A), inventory was included on the Company's balance sheet in contracts and other work in process inventory. On May 8, 2013, the Company announced that it had entered into a $120.6 million contract with the New Zealand Ministry of Defence for the sale of ten SH-2G(I) Super Seasprite aircraft, spare parts, a full mission flight simulator, and related logistics support. Although a substantial portion of the SH-2G(I) inventory will be used in the performance of this new contract, management believes that $30.2 million of the SH-2G(I) inventory will be sold after June 28, 2014, based upon the time needed to prepare the aircraft for sale and the requirements of our customer. For more information on the SH-2G(I) inventory, see Note 12, Commitments and Contingencies.

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

Revenue and cost estimates for all significant long-term contracts for which revenue is recognized using the percentage-of-completion method of accounting are reviewed and reassessed quarterly. Based upon these reviews, the Company records the effects of adjustments in profit estimates each period. If at any time the Company determines that in the case of a particular contract total costs will exceed total contract revenue, the Company will record a provision for the entire anticipated contract loss at that time. There was a net decrease to the Company's operating income from changes in contract estimates of $2.7 million and $0.1 million for the three-month periods ended June 28, 2013, and June 29, 2012, respectively. There was a net decrease in operating income of $2.7 million and $1.6 million for the six-month periods ended June 28, 2013, and June 29, 2012, respectively, attributable to changes in contract estimates. The decreases for the three months and six months ended June 28, 2013, were a result of cost growth due to revised estimates in various programs, including the Sikorsky BLACK HAWK helicopter program, Bell helicopter offload program and a fuze program. The decrease for the six months ended June 29, 2012, was due to additional cost for one of the Company's fuze programs and production issues encountered during the first half of 2012.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and six months ended June 28, 2013 and June 29, 2012
(Unaudited)

10. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company:

	Distribution	Aerospace	Total
In thousands
Gross balance at December 31, 2012	$96,155	$110,072	$206,227
Accumulated impairment	—	(14,181)	(14,181)
Net balance at December 31, 2012	96,155	95,891	192,046
Additions	1,476	1,128	2,604
Impairments	—	—	—
Foreign currency translation	(3)	(2,160)	(2,163)
Ending balance at June 28, 2013	$97,628	$94,859	$192,487

Additions to Goodwill at the Company's Distribution segment relate to the acquisition of Northwest Hose. Additions to the Goodwill for our Aerospace segment relate to an earnout payment from a previous acquisition.

Other intangible assets consisted of:

		At June 28,		At December 31,
		2013		2012
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Customer lists / relationships	6-21 years	$103,143	$(18,969)	$103,894	$(15,541)
Trademarks / trade names	3-7 years	2,655	(1,374)	2,655	(1,128)
Non-compete agreements and other	1-9 years	6,015	(3,535)	5,979	(3,091)
Patents	17 years	636	(499)	636	(491)
Total		$112,449	$(24,377)	$113,164	$(20,251)

The changes in other intangible assets are attributable to changes in foreign currency exchange rates and the acquisition of Northwest Hose.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and six months ended June 28, 2013 and June 29, 2012
(Unaudited)

11. PENSION PLANS

Components of net pension cost for the Qualified Pension Plan and Supplemental Employees’ Retirement Plan ("SERP") are as follows:

	For the Three Months Ended
	Qualified Pension Plan		SERP
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
In thousands
Service cost for benefits earned during the year	$3,587	$3,519	$85	$95
Interest cost on projected benefit obligation	6,399	6,578	83	105
Expected return on plan assets	(10,337)	(9,469)	—	—
Amortization of prior service cost	25	25	—	—
Amortization of net loss	2,304	1,960	53	40
Additional amount recognized due to curtailment/settlement	—	—	277	—
Net pension benefit cost	$1,978	$2,613	$498	$240

	For the Six Months Ended
	Qualified Pension Plan		SERP
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
In thousands
Service cost for benefits earned during the year	$7,174	$7,038	$170	$191
Interest cost on projected benefit obligation	12,798	13,156	155	210
Expected return on plan assets	(20,674)	(18,939)	—	—
Amortization of prior service cost	50	50	—	—
Amortization of net loss	4,581	3,921	130	79
Additional amount recognized due to curtailment/settlement	—	—	277	—
Net pension benefit cost	$3,929	$5,226	$732	$480

The following tables show the amount of the contributions made to the Qualified Pension Plan and SERP during each period and the amount of contributions the Company expects to make during 2013:

Year-to-date contributions:

	Qualified Pension Plan		SERP
	Through June 28, 2013	Through December 31, 2012	Through June 28, 2013	Through December 31, 2012
In thousands
Year-to-date contributions	$5,000	$10,000	$2,024	$1,550

Expected Additional Contributions in 2013:

	Qualified Pension Plan	SERP
In thousands
Expected additional contributions	$5,000	$267
The Company contributed the additional $5.0 million to the qualified pension plan in July 2013, no further contributions are expected for the current year.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and six months ended June 28, 2013 and June 29, 2012
(Unaudited)

12. COMMITMENTS AND CONTINGENCIES

Legal Matters

Wichita Matter

As previously disclosed, the U.S. District Court for the District of Kansas issued a grand jury subpoena in 2011 to Plastic Fabricating Company, Inc. (“PlasticFab”), an indirect wholly owned subsidiary of the Company now known as Kaman Composites - Wichita, Inc., regarding a government investigation of record keeping associated with the manufacture of certain composite parts at PlasticFab's facility located in Wichita, Kansas. The subpoena required information related to the period January 1, 2006, through June 30, 2008. In March 2013, the U.S. Attorney's Office for the District of Kansas notified PlasticFab that it may seek to commence a criminal proceeding against PlasticFab but it expressed a willingness to explore a pre-charge disposition of the matter. PlasticFab believes it has cooperated fully with the investigation and intends to continue to do so as it engages in further discussions with the U.S. Attorney's Office about this matter. Under present U.S. Government procurement laws and regulations, if indicted or adjudged to be in violation of procurement or other Federal laws, a contractor, such as PlasticFab, could be subject to fines, penalties, repayments, or compensatory or treble damages, or suspension or debarment on U.S. Government contract awards if warranted. Thus, as with any government contractor, an adverse outcome in a proceeding such as this could have a material adverse effect on our business, financial condition, results of operations or cash flows. Management continues to cooperate with the government's investigation; however, we are unable to predict the outcome of any proceeding that may be brought or to estimate the amounts of resulting claims or other actions that could be instituted against PlasticFab, its officers, employees, or affiliates. Sales for PlasticFab represented 1.2% of the Company's consolidated sales for the year ended December 31, 2012. At June 28, 2013, the Company had no amount accrued for this matter, as it is unable to estimate the amount of costs that might be incurred in connection with the resolution of this matter at this time.

40 mm

The Orlando facility is one of five defendants in a qui tam suit under the False Claims Act brought by John D. King, a former employee of one of the other defendants. The case, United States ex rel. King v. DSE, Inc., et al., No. 8:08-cv-02416 (M.D. Fla.), is currently pending in the U.S. District Court for the Middle District of Florida. The United States Department of Justice has declined to intervene in the suit, and the case is being brought by Mr. King. The suit alleges that the Orlando facility knowingly submitted false claims or made false statements in connection with its work on 40 mm grenade programs. Management believes that it has fully complied with its legal obligations in connection with this program. On February 19, 2013, the Court issued an order dismissing the case with prejudice as to Mr. King. A judgment on the order was entered by the Court on February 20, 2013. Mr. King has filed a notice of appeal, to which the defendants have filed a motion to dismiss that is pending before the Court. At June 28, 2013, the Company had no amount accrued for this matter, as it is unable to estimate the amount of costs, if any, that might be incurred in connection with the resolution of this matter at this time. The Company believes that the likelihood of an adverse outcome to this matter is remote.

Other Matters

Revenue Sharing Agreement with the Commonwealth of Australia

During the second quarter of 2013, the Company signed a $120.6 million contract to resell ten of the Australia SH-2G(A) (now designated the SH-2G(I)) aircraft, spare parts, a full mission flight simulator, and related logistics support to the New Zealand Ministry of Defence. Pursuant to the terms of its revenue sharing agreement with the Commonwealth of Australia, the Company will share proceeds from the resale with the Commonwealth on a predetermined basis. Through June 28, 2013, the Company has paid $39.5 million (AUD) to the Commonwealth of Australia, the required minimum amount of payments pursuant to the revenue sharing agreement. Additional revenue sharing payments, if any, will be calculated pursuant to the terms of the revenue sharing agreement and recorded when they are due to the Commonwealth of Australia.

To secure the required minimum payments, the Company provided the Commonwealth of Australia with an unconditional letter of credit, which was reduced as such payments were made. The final required minimum payment of $6.7 million was made on April 2, 2013, which eliminates the Company's requirement to provide the Commonwealth of Australia with a letter of credit.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and six months ended June 28, 2013 and June 29, 2012
(Unaudited)

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Matters (continued)

Moosup

This facility is currently being held for disposal. Site characterization of the environmental condition of the property, which began in 2008, is continuing. The total anticipated cost of the environmental remediation activities associated with the Moosup property is $4.4 million, unchanged from the previously reported estimate, all of which has been accrued. The total amount paid to date in connection with environmental remediation activities at this location is $2.5 million. A portion ($0.1 million) of the accrual related to this property is included in other accruals and payables and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

New Hartford

In connection with the sale of the Company’s Music segment in 2007, the Company assumed responsibility for meeting certain requirements of the Connecticut Transfer Act (the “Transfer Act”) that applied to our transfer of the New Hartford, Connecticut, facility leased by that segment for guitar manufacturing purposes (“Ovation”). Under the Transfer Act, those responsibilities essentially consist of assessing the site's environmental conditions and remediating environmental impairments, if any, caused by Ovation's operations prior to the sale. The site is a multi-tenant industrial park, in which Ovation and other unrelated entities lease space. The environmental assessment process, which began in 2008, has recently been completed.

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

Bloomfield

In connection with the Company’s 2008 purchase of the portion of the Bloomfield campus that a Company subsidiary had leased from the Naval Air Systems Command (NAVAIR), the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and continues the effort to define the scope of the remediation that will be required by the Connecticut Department of Energy & Environmental Protection. The assumed environmental liability of $10.3 million, all of which has been accrued, was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $6.1 million. A portion ($1.7 million) of the accrual related to this property is included in other accruals and payables, and the balance is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

United Kingdom

In connection with the purchase of U.K. Composites, the Company accrued £1.6 million for environmental compliance at the acquired facilities. The remaining balance of the accrual at June 28, 2013, was £0.4 million, with £1.0 million having been paid to date in connection with these environmental remediation activities and £0.2 million released to income in 2011. The U.S. dollar equivalent of the remaining environmental compliance liability as of June 28, 2013, is $0.6 million, which is included in other accruals and payables. The Company continues to assess the work that may be required, which may result in a change to this accrual. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and six months ended June 28, 2013 and June 29, 2012
(Unaudited)

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Matters (continued)

Other Environmental Matters

The Company was notified by the Environmental Protection Agency that it is a potentially responsible party ("PRP") at a Superfund Site. At June 28, 2013, the Company had no amount accrued for this matter, as it is unable to estimate the amount of costs, if any, that might be incurred in connection with the remediation of this site. In making this determination, the Company considered the availability of the information related to the site; specifically, the continued identification of PRPs and the inability to determine the proportion of total responsibility attributable to each PRP. As more information is received, the Company will reassess its ability to estimate its portion of the cost for remediation, taking into consideration the financial resources of other PRPs involved in the site, their proportionate share of the total responsibility of waste at the site, the existence of insurance and the financial viability of the insurer.

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

	For the Three Months Ended		For the Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
In thousands, except per share amounts
Earnings from continuing operations	$17,892	$16,118	$25,046	$25,210
Earnings from discontinued operations, net of tax	—	361	—	672
Net earnings	$17,892	$16,479	$25,046	$25,882

Basic:
Weighted average number of shares outstanding	26,734	26,390	26,696	26,342

Earnings per share from continuing operations	$0.67	$0.61	$0.94	$0.96
Earnings per share from discontinued operations	—	0.01	—	0.02
Basic earnings per share	$0.67	$0.62	$0.94	$0.98
Diluted:
Weighted average number of shares outstanding	26,734	26,390	26,696	26,342
Weighted average shares issuable on exercise of dilutive stock options	140	144	152	156
Weighted average shares issuable on redemption of convertible notes	25	—	129	—
Total	26,899	26,534	26,977	26,498

Earnings per share from continuing operations	$0.67	$0.61	$0.93	$0.96
Earnings per share from discontinued operations	—	0.01	—	0.02
Diluted earnings per share	$0.67	$0.62	$0.93	$0.98

Excluded from the diluted earnings per share calculation for the three and six months ended June 28, 2013, respectively, are 437,646 and 441,559 shares associated with equity awards granted to employees that are anti-dilutive based on the average stock price during those periods. Excluded from the diluted earnings per share calculation for the three and six months ended June 29, 2012, respectively, are 372,486 and 358,208 shares associated with equity awards granted to employees that are anti-dilutive based on the average stock price during those periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and six months ended June 28, 2013 and June 29, 2012
(Unaudited)

13. COMPUTATION OF EARNINGS PER SHARE (CONTINUED)

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

For the three-month and six-month periods ended June 28, 2013, shares issuable under the Convertible Notes that were dilutive during the period were included in the calculation of earnings per share as the conversion price for the Convertible Notes was less than the average share price. Shares issuable under the Convertible Notes were excluded from the diluted earnings per share calculation for the three-month and six-month periods ended June 29, 2012, because the conversion price was greater than the average market price of our stock during those periods. Excluded from the diluted earnings per share calculation for the three and six months ended June 28, 2013, are 3,403,787 and 3,402,772 shares, respectively, issuable under the warrants sold in connection with the Company’s convertible note offering as they would be anti-dilutive. Excluded from the diluted earnings per share calculation for the three and six months ended June 29, 2012, are 3,396,016 and 3,394,841 shares, respectively, issuable under the warrants sold in connection with the Company’s convertible note offering as they would be anti-dilutive.

14. SHARE-BASED ARRANGEMENTS

2013 Management Incentive Plan

On April 17, 2013, the shareholders of the Company approved the 2013 Management Incentive Plan ("2013 Plan"), which replaced the 2003 Stock Incentive Plan. The 2013 Plan provides the Company with the ability to use equity-based awards of up to 2,250,000 authorized shares and is designed as a flexible share authorization plan, such that the Company's share authorization is based on the least costly type of award (stock options). Shares issued pursuant to “Full Value Awards” as defined in the 2013 Plan (awards other than stock options or stock appreciation rights which are settled by the issuance of shares, e.g., restricted stock, restricted stock units, performance shares, performance units if settled with stock, or other stock-based awards) count against the 2013 Plan's share authorization at a rate of 3 to 1, while shares issued upon exercise of stock options or stock appreciation rights count against the share authorization at a rate of 1 to 1. This means that every time an option is granted, the authorized pool of shares is reduced by one (1) share and every time a Full Value Award is granted, the authorized pool of shares is reduced by 3 shares. In deriving the valuation ratio used in the 2013 Plan, the Company used the Black Scholes Fair Value model as the basis for determining the approximate value of an option as compared to a "full value share." No stock-based awards have been granted under the 2013 Plan as of June 28, 2013.

General

The Company accounts for stock options and restricted stock as equity awards whereas the employee stock purchase plan is accounted for as a liability award. Compensation expense for stock options and restricted stock awards is recognized on a straight-line basis over the vesting period of the awards.

The following table summarizes share-based compensation expense recorded during each period presented:

	For the Three Months Ended		For the Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
In thousands
Stock options	$418	$417	$850	$1,071
Restricted stock awards	1,338	1,357	1,984	2,297
Employee stock purchase plan	122	110	231	213
Total share-based compensation	$1,878	$1,884	$3,065	$3,581

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and six months ended June 28, 2013 and June 29, 2012
(Unaudited)

14. SHARE-BASED ARRANGEMENTS (CONTINUED)

Stock option activity is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 28, 2013		June 28, 2013
	Options	Weighted - average exercise price	Options	Weighted - average exercise price
Options outstanding at beginning of period	1,038,021	$27.78	921,040	$26.21
Granted	—	$—	156,160	$36.29
Exercised	(12,840)	$23.46	(40,821)	$23.11
Forfeited or expired	(11,066)	$32.11	(22,264)	$30.64
Options outstanding at June 28, 2013	1,014,115	$27.79	1,014,115	$27.79

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	For the Six Months Ended
	June 28, 2013	June 29, 2012
Expected option term (years)	5.2	5.4
Expected volatility	45.5%	46.5%
Risk-free interest rate	0.9%	0.9%
Expected dividend yield	2.0%	1.9%
Per share fair value of options granted	$12.38	$12.00

There were no options granted for the three-month periods ended June 28, 2013 and June 29, 2012.

Restricted Stock activity is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 28, 2013		June 28, 2013
	Restricted Stock Awards	Weighted- average grant date fair value	Restricted Stock Awards	Weighted- average grant date fair value
Restricted Stock outstanding at beginning of period	239,293	$30.95	251,359	$28.30
Granted	21,510	$33.48	89,155	$35.67
Vested	(32,980)	$28.80	(106,617)	$27.58
Forfeited or expired	(4,973)	$31.31	(11,047)	$30.04
Restricted Stock outstanding at June 28, 2013	222,850	$31.51	222,850	$31.51

15. SEGMENT AND GEOGRAPHIC INFORMATION

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

The Distribution segment is the third largest power transmission, motion control, and fluid power industrial distributor in North America. Distribution conducts business in the mechanical power transmission and bearings, electrical, automation and control, and fluid power product platforms and provides total solutions from system design and integration to machine parts and value-added services to North America's manufacturing industry.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and six months ended June 28, 2013 and June 29, 2012
(Unaudited)

15. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

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

Summarized financial information by business segment is as follows:

	For the Three Months Ended		For the Six Months Ended
In thousands	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net sales:
Distribution	$270,233	$252,862	$527,401	$505,497
Aerospace	161,492	147,364	292,399	278,448
Net sales	$431,725	$400,226	$819,800	$783,945
Operating income:
Distribution	$13,669	$14,166	$18,299	$26,480
Aerospace	28,678	26,158	49,589	42,059
Net (loss)/gain on sale of assets	(21)	8	(100)	32
Corporate expense	(11,309)	(12,312)	(23,004)	(23,837)
Operating income from continuing operations	31,017	28,020	44,784	44,734
Interest expense, net	3,163	2,827	6,231	5,700
Other expense (income), net	58	79	389	(224)
Earnings before income taxes from continuing operations	27,796	25,114	38,164	39,258
Income tax expense	9,904	8,996	13,118	14,048
Earnings from continuing operations	$17,892	$16,118	$25,046	$25,210

16. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in shareholders’ equity for the six months ended June 28, 2013, were as follows:

In thousands
Balance at December 31, 2012	$420,193
Comprehensive income	23,300
Dividends declared	(8,549)
Employee stock plans and related tax benefit	2,654
Purchase of treasury shares	(644)
Share-based compensation expense	3,065
Balance at June 28, 2013	$440,019

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and six months ended June 28, 2013 and June 29, 2012
(Unaudited)

16. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED)

The components of accumulated other comprehensive income (loss) are shown below:

	For the Three Months Ended	For the Six Months Ended
	June 28, 2013	June 28, 2013
In thousands
Foreign currency translation:
Beginning balance	$(21,029)	$(16,515)
Net gain/(loss) on foreign currency translation	(244)	(4,758)
Reclassification to net income	—	—
Other comprehensive income/(loss), net of tax	(244)	(4,758)
Ending balance	$(21,273)	$(21,273)

Pension and other post-retirement benefits(a):
Beginning balance	$(103,076)	$(104,551)
Reclassification to net income
Amortization of prior service cost, net of tax expense of $10 and $20, respectively	15	30
Amortization of net loss, net of tax expense of $894 and $1,790, respectively	1,461	2,921
Other comprehensive income/(loss), net of tax	1,476	2,951
Ending balance	$(101,600)	$(101,600)

Derivative instruments(b):
Beginning balance	$(635)	$(524)
Net gain/(loss) on derivative instruments, net of tax expense of $105 and $38, respectively	172	61
Reclassification to net income	—	—
Other comprehensive income/(loss), net of tax	172	61
Ending balance	$(463)	$(463)

Total accumulated other comprehensive income (loss)	$(123,336)	$(123,336)
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 11, Pension Plans for additional information).

(b) See Note 8, Derivative Financial Instruments, for additional information regarding our derivative instruments.

17. INCOME TAXES

	For the Three Months Ended		For the Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012

Effective Income Tax Rate	35.6%	35.8%	34.4%	35.8%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings from continuing operations for the year. The decrease in the effective income tax rate for the six-month period ended June 28, 2013, as compared to the six-month period ended June 29, 2012, was principally due to the settlement of a state audit of prior years’ returns in the first quarter of 2013.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and six months ended June 28, 2013 and June 29, 2012
(Unaudited)

18. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of these financial statements. No material subsequent events were identified that required disclosure.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide readers of our condensed consolidated financial statements with the perspectives of management. This MD&A presents, in narrative form, information regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results. This MD&A is designed to enable the readers of this report to obtain a comprehensive understanding of our businesses, strategies, current trends and future prospects. This MD&A should be read in conjunction with our 2012 Annual Report on Form 10-K.

OVERVIEW OF BUSINESS

Kaman Corporation (the "Company") is comprised of two business segments:

•
The Distribution segment is the third largest power transmission, motion control, and fluid power industrial distributor in North America. Distribution conducts business in the mechanical power transmission and bearings, electrical, automation and control, and fluid power product platforms and provides total solutions from system design and integration to machine parts and value-added services to North America's manufacturing industry.

•	The Aerospace segment is a manufacturer and subcontractor in the international, commercial and military aerospace and defense markets.

Financial performance

•	Net sales from continuing operations increased 7.9% and 4.6% for the three months and six months ended June 28, 2013, respectively, compared to the comparable periods in the prior year.

•
Earnings from continuing operations increased 11.0% for the three months ended June 28, 2013, compared to the comparable period in the prior year. For the six months ended June 28, 2013, earnings from continuing operations remained relatively flat compared to the comparable period in the prior year.

•
Diluted earnings per share from continuing operations increased to $0.67 for the three months ended June 28, 2013, an increase of $0.06 compared to the comparable period in the prior year. For the six months ended June 28, 2013, diluted earnings per share from continuing operations decreased to $0.93, a decrease of $0.03 compared to the comparable period in the prior year.

•
Cash flows used in operating activities of continuing operations were $13.4 million for the six months ended June 28, 2013, an increase of $8.4 million when compared to the comparable period in the prior year.

Significant events

•	On July 12, 2013, our Distribution segment signed a definitive agreement to acquire substantially all the assets of Ohio Gear & Transmission Inc. of Eastlake, Ohio.

•
On June 17, 2013, our Aerospace segment was selected by Triumph Aerostructures – Vought Aircraft Division to manufacture the Fixed Leading Edge (FLE) assemblies for the Bombardier Global 7000 and Global 8000 large, ultra long-range business jets.

•
On June 14, 2013, our Distribution segment acquired substantially all of the assets of Northwest Hose & Fittings, Inc. based in Spokane, Washington, a Parker distributor, which provides us with new Parker authorizations.

•
On May 8, 2013, we announced that we entered into a $120.6 million contract with the New Zealand Ministry of Defence for the sale of ten SH-2G(I) Super Seasprite aircraft, spare parts, a full mission flight simulator, and related logistics support.

•
On April 2, 2013, we made our final minimum payment of $6.4 million (AUD) to the Commonwealth of Australia; we have now made total payments of $39.5 million (AUD) in accordance with our settlement agreement related to the SH-2G(A) Helicopters.

Management changes

•
On July 1, 2013, Mr. Robert D. Starr, became the Company's Senior Vice President and Chief Financial Officer, following the retirement of Mr. William C. Denninger, former Executive Vice President and Chief Financial Officer.

Outlook

We are updating our full-year outlook based on our current expectations for the remainder of the year. Our updated outlook is as follows:

•	Distribution:

◦	Sales of $1,100 million to $1,115 million

◦	Operating margins of 4.7% to 4.9%

•	Aerospace:

◦	Sales of $620 million to $635 million

◦	Operating margins of 16.2% to 16.5%

•	Interest expense of approximately $13 million

•	Corporate expenses of approximately $49 million

•	Estimated annualized tax rate of approximately 35.0%

•	Capital expenditures of $40 million to $45 million

•	Free cash flow in the range of $15 million to $20 million

The following table illustrates the calculation of "Free Cash Flow", a Non-GAAP financial measure:

	2013 Outlook
In millions
Free Cash Flow(a):
Net cash provided by operating activities	$55.0	to	$65.0
Expenditures for property, plant and equipment	(40.0)	to	(45.0)
Free Cash Flow	$15.0	to	$20.0
(a) Free Cash Flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less expenditures for property, plant and equipment, both of which are presented on our consolidated statements of cash flows. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.

RESULTS OF CONTINUING OPERATIONS

Consolidated Results

Net Sales from Continuing Operations

	For the Three Months Ended		For the Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(in thousands)
Net Sales from continuing operations	$431,725	$400,226	$819,800	$783,945
$ change	31,499	20,439	35,855	31,517
% change	7.9%	5.4%	4.6%	4.2%

As indicated above, net sales from continuing operations increased by 7.9% and 4.6% for the three months and six months ended June 28, 2013, respectively, as compared to the corresponding 2012 periods. The following table details the components of those increases as a percentage of consolidated net sales:

	For the Three Months Ended	For the Six Months Ended
	June 28, 2013	June 28, 2013
Organic Sales:
Distribution	(1.9)%	(3.4)%
Aerospace	3.5%	1.8%
Total Organic Sales	1.6%	(1.6)%

Sales by Recent Acquisitions:
Distribution	6.3%	6.2%
Aerospace	—%	—%
Total Acquisition Sales	6.3%	6.2%

% change in net sales	7.9%	4.6%

Sales contributed by an acquisition are included in organic sales beginning with the thirteenth month following the date of acquisition. See segment discussions below for additional information regarding the changes in net sales from continuing operations.

Gross Profit from Continuing Operations

	For the Three Months Ended		For the Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(in thousands)
Gross Profit	$121,257	$113,832	$231,523	$218,432
$ change	7,425	8,885	13,091	10,231
% change	6.5%	8.5%	6.0%	4.9%
% of net sales	28.1%	28.4%	28.2%	27.9%

The increase in gross profit from continuing operations for the three months and six months ended June 28, 2013, as compared to the same periods in 2012 is primarily attributable to the gross profit associated with sales recorded by the 2012 and 2013 Distribution segment acquisitions. Also contributing to the increase was the change in the mix of sales between military and commercial products/programs in Aerospace. These increases were partially offset by lower gross profit on lower organic sales volume in Distribution and the $2.7 million impact of negative changes to estimates on our long-term Aerospace programs recorded in the second quarter of 2013.

Selling, General & Administrative Expenses (SG&A)

	For the Three Months Ended		For the Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(in thousands)
SG&A	$90,219	$85,820	$186,639	173,730
$ change	4,399	4,512	12,909	13,434
% change	5.1%	5.5%	7.4%	8.4%
% of net sales	20.9%	21.4%	22.8%	22.2%

SG&A increased by 5.1% and 7.4% for the three months and six months ended June 28, 2013, respectively, as compared to the corresponding 2012 periods. The following table details the components of those increases:

	For the Three Months Ended	For the Six Months Ended
	June 28, 2013	June 28, 2013
Organic SG&A:
Distribution	(3.1)%	(0.4)%
Aerospace	2.5%	1.5%
Corporate	(1.2)%	(0.5)%
Total Organic SG&A	(1.8)%	0.6%

Acquisition SG&A:
Distribution	6.9%	6.8%
Aerospace	—%	—%
Total Acquisition SG&A	6.9%	6.8%

% change in SG&A	5.1%	7.4%

The increases in SG&A were primarily due to the incremental SG&A expenses incurred by our 2012 and 2013 Distribution segment acquisitions, as indicated in the above table. In addition, the increase in expense at our Aerospace segment was attributable to higher research and development costs. These increases were partially offset by lower corporate expenses due to lower pension expense and a decrease in organic expense at our Distribution segment due to savings realized from the restructuring completed in the first quarter of 2013.
Operating Income from Continuing Operations

	For the Three Months Ended		For the Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(in thousands)
Operating Income	$31,017	$28,020	$44,784	$44,734
$ change	2,997	4,415	50	(3,136)
% change	10.7%	18.7%	0.1%	(6.6)%
% of net sales	7.2%	7.0%	5.5%	5.7%

The increase in operating income for the three months ended June 28, 2013, versus the comparable period in 2012 was primarily due to an increase in our Aerospace segment operating income of $2.5 million and lower corporate expenses. Operating income for the six months ended June 28, 2013, remained relatively flat, due to a decrease in organic operating income at the Distribution Segment, offset by an increase in operating income at our Aerospace segment. (See segment discussion below for additional information.)

Interest Expense, Net

	For the Three Months Ended		For the Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(in thousands)
Interest Expense, net	$3,163	$2,827	$6,231	$5,700

Interest expense, net, generally consists of interest charged on our Credit Agreement (see "Liquidity and Capital Resources - Financing Arrangements", below), which includes a revolving credit facility and a term loan facility, and other borrowings and the amortization of debt issuance costs, offset by interest income. The increase in interest expense, net for the three months ended June 28, 2013, versus the comparable period in 2012 was primarily due to higher average borrowings. At June 28, 2013, the interest rate for outstanding amounts under the Credit Agreement was 1.70% compared to 1.74% at June 29, 2012. (See Liquidity and Capital Resources section below for information on our borrowings.)

Effective Income Tax Rate

	For the Three Months Ended		For the Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012

Effective Income Tax Rate	35.6%	35.8%	34.4%	35.8%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings from continuing operations for the year. The decrease in the effective income tax rate for the six-month period ended June 28, 2013, as compared to the six-month period ended June 29, 2012, was principally due to the settlement of a state audit of previous years’ returns in the first quarter of 2013.

Distribution Segment

Results of Operations

	For the Three Months Ended		For the Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(in thousands)
Net sales from continuing operations	$270,233	$252,862	$527,401	$505,497
$ change	17,371	18,854	21,904	37,802
% change	6.9%	8.1%	4.3%	8.1%

Operating income from continuing operations	$13,669	$14,166	$18,299	$26,480
$ change	(497)	2,004	(8,181)	2,498
% change	(3.5)%	16.5%	(30.9)%	10.4%
% of net sales	5.1%	5.6%	3.5%	5.2%

Organic Sales Per Sales Day

	For the Three Months Ended		For the Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(in thousands)
Net sales from continuing operations	$270,233	$252,862	$527,401	$505,497
Acquisition sales	25,163	—	48,373	—
Organic sales	$245,070	$252,862	$479,028	$505,497
Sales days	64	64	127	128
Organic sales per sales day (a)	$3,829	$3,951	$3,772	$3,949
% change	(3.1)%	8.1%	(4.5)%	8.1%
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

Net sales from continuing operations

Net sales from continuing operations for the three months and six months ended June 28, 2013, increased 6.9% and 5.2%, respectively, as compared to the same period in 2012, when measured on a same day sales basis. The increase was driven by the contribution of sales from our 2012 and 2013 acquisitions which totaled $25.2 million and $48.4 million for the three months and six months ended June 28, 2013, respectively, partially offset by a decrease in organic sales of $7.8 million and $26.5 million, respectively. The decrease in organic sales for the three months and six months ended June 28, 2013, was primarily driven by declines in sales volume to original equipment manufacturer customers.

Operating income from continuing operations

The decrease in Distribution segment operating income from continuing operations for the three months and six months ended June 28, 2013, was driven by the lower organic sales noted above and correspondingly lower rebates. This was partially offset by the contribution of operating income from our 2012 and 2013 acquisitions of approximately $1.8 million and $3.2 million for the three months and six months ended June 28, 2013, respectively. Additionally, results for the six-month period ended June 28, 2013, include $3.0 million of restructuring costs incurred during the first quarter. As expected this restructuring resulted in a reduction of expense of approximately $2.0 million during the second quarter, which we anticipate will be a recurring cost savings going forward.

Other Matters

Enterprise Resource Planning System

In July 2012, we announced our decision to invest in a new enterprise-wide resource planning system for our Distribution segment. The anticipated total investment in the new system is approximately $45 million, which will be incurred over a number of years. Of the total investment, we expect that approximately 75% will be capitalized. Depreciation and amortization of the capitalized cost is expected to begin in 2013 and increase over the following three to four years. In order to minimize disruptions to our ongoing operations we have developed a project plan that takes a phased approach to implementation and includes appropriate contingencies. For the three months and six months ended June 28, 2013, expenses incurred were approximately $0.3 million and $0.6 million, respectively, and capital expenditures were $1.6 million and $6.9 million, respectively.

Aerospace Segment

Results of Operations

	For the Three Months Ended		For the Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(in thousands)
Net sales	$161,492	$147,364	$292,399	$278,448
$ change	14,128	1,585	13,951	(6,284)
% change	9.6%	1.1%	5.0%	(2.2)%

Operating income	$28,678	$26,158	$49,589	$42,059
$ change	2,520	3,798	7,530	(1,720)
% change	9.6%	17.0%	17.9%	(3.9)%
% of net sales	17.8%	17.8%	17.0%	15.1%

Net sales

The increase for the three-month period ended June 28, 2013, was due to a $15.3 million increase in sales on our military products/programs which was offset by a $1.2 million decrease in sales on commercial products/programs. The increase in military sales was primarily attributable to a higher volume of shipments to foreign customers under our JPF program, higher bearing product sales due to growth in our base business and several retrofit programs not related to ongoing production in the quarter and $3.8 million of revenue recognized under the SH-2G(I) contract with New Zealand. These increases totaled $26.3 million and were offset by a $10.9 million decrease in shipments to the USG under our JPF program.

For the six months ended June 28, 2013, net sales increased 5.0% due to an $11.6 million increase in sales on our military products/programs and a $2.4 million increase in sales on commercial products/programs. The increase in military sales was primarily attributable to a $29.6 million increase on the programs/products noted above, offset by a $10.8 million decrease in shipments to the USG under our JPF program and a $6.7 million decrease in sales due to the stop work issued during the fourth quarter of 2012 on the blade erosion coating program and fewer cockpit deliveries on our Sikorsky BLACK HAWK helicopter program.

The increase in sales on commercial products/programs for the six months ended June 28, 2013, was due to higher commercial bearing product sales due to growth in our base business and several retrofit programs not related to ongoing production in the second quarter, an increase in deliveries of various commercial composite structures products/programs and stronger tooling fabrication sales. The increases totaled $10.2 million and were partially offset by a $7.8 million decrease in sales of engineering design services resulting from a reduction in requirements by a major OEM customer.

Operating income

The increase in operating income for the three months ended June 28, 2013, compared to the same period in 2012 was primarily due to increased sales and gross profit on certain commercial and military products/programs. The increase in gross profit was primarily attributable to higher margin sales to foreign customers on our JPF program, higher commercial and military bearing product sales and the initial recognition of revenue under the SH-2G(I) program. These increases totaled $10.3 million and were primarily offset by the $2.7 million negative impact of changes in contract estimates recorded in the current period, lower shipments to the USG under our JPF program and a $2.1 million increase in SG&A costs, primarily related to higher research and development expenditures.

The increase in operating income for the six months ended June 28, 2013, compared to the same period in 2012 was primarily attributable to the $15.5 million increase in gross profit on the programs/products noted above. These increases were offset by lower profit of $5.5 million due to lower sales on the blade erosion coating program, fewer cockpit deliveries on our Sikorsky BLACK HAWK helicopter program, a decrease in volume of sales of engineering design services and the $2.7 million negative impact of changes in contract estimates recorded in the current period, as discussed below.

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

Revenue and cost estimates for all significant long-term contracts for which revenue is recognized using the percentage-of-completion method of accounting are reviewed and reassessed quarterly. Based upon these reviews, we record the effects of adjustments in profit estimates each period. If at any time management determines that in the case of a particular contract total costs will exceed total contract revenue, we record a provision for the entire anticipated contract loss at that time. Our operating income decreased $2.7 million in both the three-month and six-month periods ended June 28, 2013, as a result of changes in contract estimates. These decreases were a result of cost growth due to revised estimates in various programs, including the Sikorsky BLACK HAWK helicopter program, Bell helicopter offload program and a fuze program. The net change in our operating income resulting from changes in contract estimates for the three-month and six-month periods ended June 29, 2012, were a reduction of $0.1 million and $1.6 million, respectively, primarily driven by additional cost for one of our fuze programs and production issues encountered during the first half of 2012.

Sequestration

The Budget Control Act of 2011 (the "BCA") enacted 10-year discretionary spending caps which are expected to generate over $1 trillion in savings for the U.S. Government, a substantial portion of which comes from Department of Defense ("DoD") baseline spending reductions. On January 2, 2013, the American Taxpayer Relief Act of 2012 (the "ATRA") was signed into law, which among other things effectively delayed the implementation of the automatic sequestration process to March 1, 2013, and reduced the spending cuts that were scheduled to occur during 2013 in proportion to the delay. Although we cannot predict where all the mandated cuts will be made, we believe our portfolio of programs and product offerings are well positioned and will not be materially impacted by DoD budget cuts. We have not seen a material impact on our revenues during the first half of 2013 as a result of the sequestration process. However, we believe certain military and defense programs may experience delays in the receipt of components from suppliers or the shipment of finished product to our customers due to delays in the receipt of government approvals. Additionally, furloughs could cause delays in a variety of other areas including contracting and payment processing. We continue to monitor developments in this area and work with our suppliers and customers to understand the potential impact on our Company.

Backlog

	June 28, 2013	December 31, 2012
	(in thousands)
Backlog	$645,684	$531,923

Backlog increased $113.8 million during the first half of 2013. This increase is primarily due to the $120.6 million contract for the sale of the SH-2G(I) aircraft, spare parts, a full mission flight simulator, and related logistics support to the New Zealand Ministry of Defence entered into during the second quarter of 2013. Additionally, we have received increased orders for the Sikorsky BLACK HAWK helicopter cockpit program and new orders under our JPF program. These increases were offset by deliveries of bearing products and JPF program fuzes.

Major Programs/Product Lines

Below is a discussion of significant changes in the Aerospace segment's major programs during the first six months of 2013. See our 2012 Annual Report on Form 10-K for a complete discussion of our Aerospace segment's programs.

BLACK HAWK

The Sikorsky BLACK HAWK helicopter cockpit program involves the manufacture of cockpits including the installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines, and the composite structure that holds the windscreen for most models of the BLACK HAWK helicopter. As a result of lower customer demand, we expect to deliver approximately 116 BLACK HAWK cockpits this year, compared to 124 cockpits delivered in 2012. We currently have $112.0 million of orders under this program in backlog and have delivered 57 cockpits during the first half of 2013.

The segment also performs additional subcontract work involving blade erosion coating on this aircraft. During the fourth quarter of 2012, this program was put on stop work by the customer, due to a supplier related matter. The stop work was extended during the second quarter, as such the Company believes that this program may be canceled. As of the date of this filing, the Company has not received a notice of termination.

AH-1Z

The segment manufactures cabins for the increased capability AH-1Z attack helicopter, which is produced by Bell Helicopter (“Bell”) for the U.S. Marine Corps. The cabin is the largest and most complex airframe structure utilized in the final assembly of the AH-1Z helicopter and has not been manufactured new since 1995. We currently have $33.0 million in backlog associated with this program; with potential follow-on options the program value could exceed $200.0 million. We continue to make progress on this program and currently have six units in process. The first cabin delivery is expected to occur in the third quarter of 2013.

FMU-152 – Joint Programmable Fuze (“JPF”)

We manufacture the JPF, an electro-mechanical bomb safe and arming device, which allows the settings of a weapon to be programmed in flight. During the first quarter of 2013, we were awarded commercial sales orders totaling $20.3 million under our JPF program. Total JPF backlog at June 28, 2013, is $76.9 million.

During the quarter we delivered a total of 5,216 fuzes, which consisted of 1,566 fuzes delivered to the U.S. Government and 3,650 fuzes delivered as direct commercial sales to foreign governments. A total of 9,836 fuzes have been delivered through the first half of 2013. The product line continues to perform above contract requirements for lot acceptance and operational reliability has been in excess of 99%. We occasionally experience lot acceptance test failures due to the complexity of the product and the extreme parameters of the acceptance test. Given the maturity of the product, we now generally experience isolated failures, rather than systematic failures. As a result, identifying a root cause can take longer and may result in fluctuating delivery performance from quarter to quarter. We continue to perform lot acceptance testing on fuze components and we expect to deliver approximately 18,000 to 22,000 fuzes in 2013.

SH-2G(I)

On May 6, 2013, we announced that the New Zealand Ministry of Defence (MoD) entered into a $120.6 million contract for the purchase of ten SH-2G(I) Super Seasprite aircraft, spare parts, a full mission flight simulator, and related logistics support. The contract calls for the aircraft to be delivered over an approximately three-year period.

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

We continue to rely upon bank financing as an important source of liquidity for our business activities including acquisitions. We believe this, when combined with cash generated from operating activities, will be sufficient to support our anticipated cash requirements for the foreseeable future. However, we may decide to raise additional debt or equity capital to support other business activities including potential future acquisitions. We anticipate our capital expenditures will be approximately $40.0 to $45.0 million in 2013, primarily related to machinery and equipment, facility renovations and information technology infrastructure. Included in this is approximately $13.4 million associated with investments in enterprise resource planning (ERP) systems primarily for our Distribution segment and, to a lesser extent, certain Aerospace facilities.

We anticipate a variety of items will have an impact on our liquidity during the next 12 months, in addition to our working capital requirements. These could include one or more of the following:

•	the matters described in Note 12, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements, including:

◦	the cost of defending the Wichita matter; and

◦	the cost of existing environmental remediation matters;

•	required contributions to our qualified pension plan and Supplemental Employees’ Retirement Plan (“SERP”); and

•	the extension of payment terms by our customers.

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

During the second quarter, the Company signed a $120.6 million contract to resell ten of the former Australia SH-2G(A) (now designated SH-2G(I)) aircraft, spare parts, a full mission flight simulator, and related logistics support to the New Zealand Ministry of Defence. Pursuant to the terms of its revenue sharing agreement with the Commonwealth of Australia, the Company will share proceeds from the resale with the Commonwealth on a predetermined basis. Through June 28, 2013, the Company has paid $39.5 million (AUD), the required minimum amount of payments pursuant to the revenue sharing agreement. Additional revenue sharing payments, if any, will be calculated pursuant to the terms of the revenue sharing agreement and recorded when they are due to the Commonwealth of Australia.

To secure the minimum guaranteed portion of these payments, we provided the Commonwealth with an unconditional letter of credit, which was reduced as such payments were made. The final required minimum payment of $6.7 million was made on April 2, 2013, which eliminated the Company's requirement to provide the Commonwealth of Australia with a letter of credit.

Upon entering into the sales contract with the New Zealand Ministry of Defence, we agreed to provide unconditional letters of credit for the receipt of advanced payments on this program. As we perform under the contract and meet certain predetermined milestones, we will no longer have an obligation to maintain these letters of credit. As of June 28, 2013, the letter of credit balance associated with this program totaled $14.0 million.

A summary of our consolidated cash flows from continuing operations is as follows:

	For the Six Months Ended
	June 28, 2013	June 29, 2012	2013 vs. 2012
	(in thousands)
Total cash (used in) provided by:
Operating activities	$(13,407)	$(5,008)	$(8,399)
Investing activities	(26,960)	(18,778)	(8,182)
Financing activities	32,572	23,900	8,672

Free Cash Flow (a):
Net cash used in operating activities	$(13,407)	$(5,008)	$(8,399)
Expenditures for property, plant and equipment	(21,267)	(10,963)	(10,304)
Free cash flow	$(34,674)	$(15,971)	$(18,703)

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

Net cash used in operating activities of continuing operations increased $8.4 million for the six months ended June 28, 2013, versus the comparable period in 2012 primarily due to the following:

•	higher receivables due to shipments made under certain Aerospace programs late in the second quarter, with only partial cash collection; and

•	higher inventory-related balances at our Aerospace segment to support new programs.

These changes were partially offset by advances on contracts of $14.0 million received during the second quarter of 2013 that relate to the SH-2G(I) New Zealand contract.

Net cash used in investing activities increased $8.2 million for the six months ended June 28, 2013, versus the comparable period in 2012 primarily due to an increase of $10.3 million in cash used for expenditures for property, plant and equipment, including a $6.9 million investment at our Distribution segment for ERP.

Net cash provided by financing activities increased $8.6 million for the six months ended June 28, 2013, versus the comparable period in 2012, primarily due to an increase under the Revolving Credit Agreement of $12.7 million of additional borrowings in 2013 as compared to the same period in prior year. The borrowings were used to fund the acquisition of assets purchased from Northwest Hose during the quarter and the purchase of property, plant and equipment.

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

Interest rates on amounts outstanding under the Credit Agreement are variable. At June 28, 2013, the interest rate for the outstanding amounts on both the Revolving Credit Facility and Term Loan Facility was 1.70%. At December 31, 2012, the interest rate for the outstanding amounts on both the Revolving Credit Facility and Term Loan Facility was 1.75%.

The financial covenants associated with the Credit Agreement include a requirement that (i) the ratio of Consolidated Senior Secured Indebtedness to Consolidated EBITDA, as defined in the Credit Agreement, cannot be greater than 3.50 to 1.00, (ii) the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, as defined in the Credit Agreement, cannot be greater than 4.00 to 1.00, and (iii) the ratio of Consolidated EBITDA, as defined in the Credit Agreement, to the sum of (a) all interest, premium payments, debt discounts, fees, charges and related expenses and (b) the portion of rent expense under capital leases that is treated as interest expense, as defined in the Credit Agreement, cannot be less than 4.00 to 1.00. We were in compliance with those financial covenants as of and for the quarter ended June 28, 2013, and we do not anticipate noncompliance in the foreseeable future.

Total average bank borrowings during the quarter ended June 28, 2013, were $196.3 million compared to $143.1 million for the year ended December 31, 2012. This increase is attributable to working capital requirements, the acquisition we completed during the quarter and the purchase of property, plant and equipment during the first six months of 2013. As of June 28, 2013, and December 31, 2012, there was $285.6 million and $331.1 million available for borrowing, respectively, under the Revolving Credit Facility, net of letters of credit. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Facility. A total of $20.5 million and $14.6 million in letters of credit was outstanding under the Revolving Credit Facility as of June 28, 2013, and December 31, 2012, respectively. The letter of credit balance related to the guaranteed minimum payments to Australia in connection with the ownership transfer of the 11 SH-2G(A) helicopters (along with spare parts and associated equipment) was brought to zero in the quarter ended June 28, 2013, compared to $6.7 million for the year ended December 31, 2012. The final minimum payment of $6.4 million (AUD) was made to the Commonwealth of Australia on April 2, 2013, bringing total payments to $39.5 million (AUD) in accordance with our settlement agreement. The letter of credit balance related to the SH-2G(I) New Zealand sales contract was $14.0 million at June 28, 2013, and increased to $21.0 million as of the date of this filing. The letter of credit balance related to this contract could reach a potential $60.1 million over its three-year term.

Other Sources/Uses of Capital

Through the end of the second quarter we have contributed $5.0 million to the qualified pension plan and $2.0 million to the SERP. An additional $5.0 million contribution to the qualified pension plan was made in July 2013. We do not expect to make any further contributions to the qualified pension plan during 2013. We plan to contribute an additional $0.3 million to the SERP in 2013. For the 2012 plan year, we contributed $10.0 million to the qualified pension plan and $1.6 million to the SERP.

In November 2000, our Board of Directors approved a replenishment of our stock repurchase program, providing for repurchase of an aggregate of 1.4 million common shares for use in administration of our stock plans and for general corporate purposes. There were no shares repurchased under this program during the first six months of 2013. At June 28, 2013, approximately 1.0 million shares remained authorized for repurchase under this program.

NON-GAAP FINANCIAL MEASURES

Management believes the non-GAAP (Generally Accepted Accounting Principles) measures used in this report on Form 10-Q provide investors with important perspectives into our ongoing business performance. We do not intend for the information to be considered in isolation or as a substitute for the related GAAP measures. Other companies may define the measures differently. We define the non-GAAP measures used in this report and other disclosures as follows:

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes outside the ordinary course of business in our contractual obligations or off-balance sheet arrangements during the first six months of 2013. See our 2012 Annual Report on Form 10-K for a discussion of our contractual obligations and off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the company’s exposure to market risk during the second quarter of 2013. See the company’s 2012 Annual Report on Form 10-K, for a discussion of the company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The company has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 28, 2013. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 28, 2013, the disclosure controls and procedures were effective.

Changes in Internal Controls
There were no changes in internal controls over financial reporting at the company that have materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1. Legal Proceedings

General

From time to time, as a normal incident of the nature and kind of businesses in which the Company and its subsidiaries are, and were, engaged, various claims or charges are asserted and legal proceedings are commenced by or against the Company and/or one or more of its subsidiaries. Except as set forth below, as of June 28, 2013, neither the Company nor any of its subsidiaries is a party, nor is any of its or their property subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company and its subsidiaries.

Wichita Matter

As previously disclosed, the U.S. District Court for the District of Kansas issued a grand jury subpoena in 2011 to Plastic Fabricating Company, Inc. (“PlasticFab”), an indirect wholly owned subsidiary of the Company now known as Kaman Composites - Wichita, Inc., regarding a government investigation of record keeping associated with the manufacture of certain composite parts at PlasticFab's facility located in Wichita, Kansas. The subpoena required information related to the period January 1, 2006, through June 30, 2008. During the fiscal quarter ended March 29, 2013, the U.S. Attorney's Office for the District of Kansas notified PlasticFab that it may seek to commence a criminal proceeding against PlasticFab but it expressed a willingness to explore a pre-charge disposition of the matter. PlasticFab believes it has cooperated fully with the investigation and intends to continue to do so as it engages in further discussions with the U.S. Attorney's Office about this matter. Under present U.S. Government procurement laws and regulations, if indicted or adjudged to be in violation of procurement or other Federal laws, a contractor, such as PlasticFab, could be subject to fines, penalties, repayments, or compensatory or treble damages, or suspension or debarment on U.S. Government contract awards if warranted. Thus, as with any government contractor, an adverse outcome in a proceeding such as this could have a material adverse effect on our business, financial condition, results of operations or cash flows. Management continues to cooperate with the government's investigation; however, we are unable to predict the outcome of any proceeding that may be brought or to estimate the amounts of resulting claims or other actions that could be instituted against PlasticFab, its officers, employees, or affiliates. At June 28, 2013, the Company had no amount accrued for this matter.

Environmental Matters

The Company and its subsidiaries are subject to numerous U.S. Federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. We are currently named as a potentially responsible party at one site. While it is not possible to predict the outcome of these proceedings, in the opinion of management, any payments we may be required to make as a result of such claims in existence at June 28, 2013, will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Asbestos Litigation

Like many other industrial companies, the Company and/or one of its subsidiaries are named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos integrated into certain products sold or distributed by the Company and/or the named subsidiary. A substantial majority of these asbestos-related claims have been covered by insurance or other forms of indemnity or have been dismissed without payment. The rest have been resolved for amounts that are not material to the Company, either individually or in the aggregate. Based on information currently available, we do not believe that the resolution of any currently pending asbestos-related matters will have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Wichita Matter

The U.S. District Court for the District of Kansas issued a grand jury subpoena in 2011 to Plastic Fabricating Company, Inc. (“PlasticFab”), an indirect wholly owned subsidiary of the Company now known as Kaman Composites - Wichita, Inc., regarding a government investigation of record keeping associated with the manufacture of certain composite parts at PlasticFab's facility located in Wichita, Kansas. The subpoena requested information related to the period January 1, 2006, through June 30, 2008. The U.S. Attorney's Office for the District of Kansas recently notified PlasticFab that it may seek to commence a criminal proceeding against PlasticFab but it expressed a willingness to explore a pre-charge disposition of the matter. PlasticFab has cooperated fully with the investigation and intends to continue to do so as it engages in further discussions with the U.S. Attorney's Office about this matter. Under present U.S. Government procurement laws and regulations, if indicted or adjudged in violation of procurement or other Federal laws, a contractor, such as PlasticFab, could be subject to fines, penalties, repayments, or compensatory or treble damages, or suspension or debarment on U.S. Government contract awards if warranted. Thus, as with any government contractor, an adverse outcome in a proceeding such as this could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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
Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and other factors that may cause the Company's actual results and financial condition to differ materially from those expressed or implied in the forward-looking statements. Such risks, uncertainties and other factors include, among others: (i) changes in domestic and foreign economic and competitive conditions in markets served by the Company, particularly the defense, commercial aviation and industrial production markets; (ii) changes in government and customer priorities and requirements (including cost-cutting initiatives, the potential deferral of awards, terminations or reductions of expenditures to respond to the priorities of Congress and the Administration, or budgetary cuts resulting from Congressional actions or automatic sequestration under the Budget Control Act of 2011, as modified by the enactment of the Taxpayer Relief Act of 2012); (iii) changes in geopolitical conditions in countries where the Company does or intends to do business; (iv) the successful conclusion of competitions for government programs and thereafter contract negotiations with government authorities, both foreign and domestic; (v) the existence of standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; (vi) the conclusion to government inquiries or investigations regarding government programs, including the resolution of the Wichita matter; (vii) risks and uncertainties associated with the successful implementation and ramp up of significant new programs; (viii) potential difficulties associated with variable acceptance test results, given sensitive production materials and extreme test parameters; (ix) the receipt and successful execution of production orders for the JPF U.S. government contract, including the exercise of all contract options and receipt of orders from allied militaries, as all have been assumed in connection with goodwill impairment evaluations; (x) the continued support of the existing K-MAX® helicopter fleet, including sale of existing K-MAX® spare parts inventory; (xi) the accuracy of current cost estimates associated with environmental remediation activities, including activities at the Bloomfield, Moosup and New Hartford, CT facilities and our U.K. facilities; (xii) the profitable integration of acquired businesses into the Company's operations; (xiii) changes in supplier sales or vendor incentive policies; (xiv) the effects of price increases or decreases; (xv) the effects of pension regulations, pension plan assumptions, pension plan asset performance and future contributions; (xvi) future levels of indebtedness and capital expenditures; (xvii) the continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs for such items; (xiii) the effects of currency exchange rates and foreign competition on future operations; (xix) changes in laws and regulations, taxes, interest rates, inflation rates and general business conditions; (xx) future repurchases and/or issuances of common stock; and (xxi) other risks and uncertainties set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2012.

Any forward-looking information provided in this report should be considered with these factors in mind. We assume no obligation to update any forward-looking statements contained in this report.

Item 2. Unregistered Sales of equity securities and use of proceeds

The following table provides information about purchases of Common Stock by the Company during the three months ended June 28, 2013:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (b)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
March 30, 2013 – April 26, 2013	—	$—	—	964,757
April 27, 2013 – May 24, 2013	—	$—	—	964,757
May 25, 2013 – June 28, 2013	948	$32.79	—	964,757
Total	948		—

(a) These shares represent shares repurchased in connection with employee tax withholding obligations as permitted by our equity compensation plans, which are SEC Rule 16b-3 qualified compensation plans. These are not purchases under our publicly announced program.

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
Previously Filed
10.1
Change in Control Agreement, effective as of July 1, 2013, by and between the Company and Robert D. Starr (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8‑K dated June 4, 2013, Commission File No. 001-35419). *
Previously Filed
10.2
Second Amendment to Amended and Restated Change in Control Agreement, effective as of July 7, 2013, by and between Kaman Aerospace Group, Inc. and Gregory L. Steiner (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated June 4, 2013, File No. 001-35419). *

Previously Filed
10.3	Change in Control Agreement, effective June 4, 2013, by and between the Company and Philip A. Goodrich. *	Filed Herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	Filed Herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	Filed Herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Management contract or compensatory arrangement.

SIGNATURES

Kaman Corporation and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAMAN CORPORATION
Registrant
Date:	July 29, 2013		/s/ Neal J. Keating
		By:	Neal J. Keating
Chairman, President and
Chief Executive Officer

Date:	July 29, 2013		/s/ Robert D. Starr
		By:	Robert D. Starr
Senior Vice President and
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
Previously Filed
10.1
Change in Control Agreement, effective as of July 1, 2013, by and between the Company and Robert D. Starr (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8‑K dated June 4, 2013, Commission File No. 001-35419). *
Previously Filed
10.2
Second Amendment to Amended and Restated Change in Control Agreement, effective as of July 7, 2013, by and between Kaman Aerospace Group, Inc. and Gregory L. Steiner (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated June 4, 2013, File No. 001-35419). *
Previously Filed
10.3	Change in Control Agreement, effective June 4, 2013, by and between the Company and Philip A. Goodrich. *	Filed Herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	Filed Herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	Filed Herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document