Form 10-Q
period 2013-09-27
KAMAN Corp
filed 2013-10-28
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2013

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
Yes         ☐            No          ☒

At October 18, 2013, there were 27,118,789 shares of Common Stock outstanding.

PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts) (Unaudited)

	September 27, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$11,052	$16,593
Accounts receivable, net	216,223	180,798
Inventories	384,940	367,385
Deferred income taxes	29,874	25,835
Other current assets	31,442	27,434
Total current assets	673,531	618,045
Property, plant and equipment, net of accumulated depreciation of $163,646 and $149,696, respectively	141,633	128,669
Goodwill	203,960	192,046
Other intangible assets, net	90,959	92,913
Deferred income taxes	31,555	42,905
Other assets	22,526	22,415
Total assets	$1,164,164	$1,096,993
Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable	$—	$21
Current portion of long-term debt	10,000	10,000
Accounts payable – trade	113,938	113,143
Accrued salaries and wages	36,409	35,869
Current portion of amount due to Commonwealth of Australia	—	6,659
Advances on contracts	17,963	1,900
Other accruals and payables	56,755	53,468
Income taxes payable	658	2,892
Total current liabilities	235,723	223,952
Long-term debt, excluding current portion	276,682	249,585
Deferred income taxes	4,292	5,150
Underfunded pension	137,650	148,703
Other long-term liabilities	46,479	49,410
Commitments and contingencies (Note 12)
Shareholders' equity:
Preferred stock, $1 par value, 200,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; voting; 27,099,238 and 26,881,257 shares issued, respectively	27,099	26,881
Additional paid-in capital	130,348	122,522
Retained earnings	430,864	399,473
Accumulated other comprehensive income (loss)	(117,250)	(121,590)
Less 318,825 and 277,473 shares of common stock, respectively, held in treasury, at cost	(7,723)	(7,093)
Total shareholders’ equity	463,338	420,193
Total liabilities and shareholders’ equity	$1,164,164	$1,096,993
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Net sales	$423,663	$409,567	$1,243,463	$1,193,512
Cost of sales	304,806	295,498	893,083	861,011
Gross profit	118,857	114,069	350,380	332,501
Selling, general and administrative expenses	87,436	89,153	274,075	262,883
Net loss on sale of assets	—	53	100	21
Operating income	31,421	24,863	76,205	69,597
Interest expense, net	3,113	2,922	9,344	8,622
Other expense (income), net	(21)	(64)	368	(288)
Earnings from continuing operations before income taxes	28,329	22,005	66,493	61,263
Income tax expense	9,634	7,221	22,752	21,269
Earnings from continuing operations	$18,695	$14,784	$43,741	$39,994
Earnings from discontinued operations, net of taxes	64	198	64	870
Gain on disposal of discontinued operations, net of taxes	420	—	420	—
Total earnings from discontinued operations, net of taxes	484	198	484	870
Net earnings	$19,179	$14,982	$44,225	$40,864

Earnings per share:
Basic earnings per share from continuing operations	$0.70	$0.56	$1.64	$1.52
Basic earnings per share from discontinued operations	—	0.01	—	0.03
Basic earnings per share from disposal of discontinued operations	0.02	—	0.02	—
Basic earnings per share	$0.72	$0.57	$1.66	$1.55

Diluted earnings per share from continuing operations	$0.68	$0.55	$1.61	$1.51
Diluted earnings per share from discontinued operations	—	0.01	—	0.03
Diluted earnings per share from disposal of discontinued operations	0.02	—	0.02	—
Diluted earnings per share	$0.70	$0.56	$1.63	$1.54
Average shares outstanding:
Basic	26,770	26,455	26,721	26,380
Diluted	27,233	26,623	27,062	26,540
Dividends declared per share	$0.16	$0.16	$0.48	$0.48

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Net earnings	$19,179	$14,982	$44,225	$40,864
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4,669	2,961	(89)	3,487
Unrealized (loss) on derivative instruments, net of tax benefit of $74 and $0, and $36 and $0, respectively	(119)	—	(58)	—
Change in pension and post-retirement benefit plan liabilities, net of tax expense of $941 and $834, and $2,751 and $2,503, respectively	1,536	1,361	4,487	4,084
Other comprehensive income	6,086	4,322	4,340	7,571
Comprehensive income	$25,265	$19,304	$48,565	$48,435

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Nine Months Ended
	September 27, 2013	September 28, 2012
Cash flows from operating activities:
Earnings from continuing operations	$43,741	$39,994
Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	23,720	20,427
Accretion of convertible notes discount	1,366	1,296
Provision for doubtful accounts	1,100	174
Net loss on sale of assets	100	21
Net loss (gain) on derivative instruments	130	(287)
Stock compensation expense	4,056	4,809
Excess tax (benefit) from share-based compensation arrangements	(350)	(720)
Deferred income taxes	2,619	(10)
Changes in assets and liabilities, excluding effects of acquisitions/divestitures:
Accounts receivable	(33,354)	(6,094)
Inventories	(14,269)	(15,704)
Income tax refunds receivable	(3,099)	527
Other current assets	(1,371)	5,779
Accounts payable - trade	(4,814)	(556)
Accrued contract losses	(565)	(1,349)
Advances on contracts	16,063	(138)
Other accruals and payables	(1,762)	(10,369)
Income taxes payable	(2,263)	(328)
Pension liabilities	(5,208)	(1,843)
Other long-term liabilities	(1,016)	1,471
Net cash provided by operating activities of continuing operations	24,824	37,100
Net cash provided by operating activities of discontinued operations	484	977
Net cash provided by operating activities	25,308	38,077
Cash flows from investing activities:
Proceeds from sale of assets	111	337
Expenditures for property, plant & equipment	(30,118)	(19,560)
Acquisition of businesses	(19,934)	(83,390)
Other, net	(642)	(407)
Cash used in investing activities of continuing operations	(50,583)	(103,020)
Cash used in investing activities of discontinued operations	—	(5)
Cash used in investing activities	(50,583)	(103,025)
Cash flows from financing activities:
Net borrowings under revolving credit agreements	30,116	72,190
Debt repayment	(5,000)	(3,750)
Net change in book overdraft	3,617	1,707
Proceeds from exercise of employee stock awards	4,002	5,730
Purchase of treasury shares	(644)	(733)
Dividends paid	(12,806)	(12,637)
Other	(51)	(50)
Windfall tax benefit	350	720
Cash provided by financing activities of continuing operations	19,584	63,177
Cash used in financing activities of discontinued operations	—	(807)
Cash provided by financing activities	19,584	62,370
Net decrease in cash and cash equivalents	(5,691)	(2,578)
Effect of exchange rate changes on cash and cash equivalents	150	(166)
Cash and cash equivalents at beginning of period	16,593	14,985
Cash and cash equivalents at end of period	$11,052	$12,241

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and nine months ended September 27, 2013 and September 28, 2012
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

The Company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The third quarter for 2013 and 2012 ended on September 27, 2013 and September 28, 2012, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and nine months ended September 27, 2013 and September 28, 2012
(Unaudited)

2. RECENT ACCOUNTING STANDARDS (CONTINUED)

In July 2013, the FASB also issued ASU No. 2013-11, Income Taxes (ASC Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective is to end some inconsistent practices with regard to the presentation on the balance sheet of unrecognized tax benefits.The update is effective for financial statement periods beginning after December 15, 2013, with early adoption permitted. The Company will adopt this standard beginning January 1, 2014. The Company does not expect these changes to have a material impact on its consolidated financial statements.

3. DISCONTINUED OPERATIONS

On December 31, 2012, the Company sold substantially all of the assets and liabilities of the Distribution segment's Canadian operations. As a result, the Company has reported the results of operations and financial position of this component as discontinued operations within the condensed consolidated financial statements for all periods presented.

The following tables provide information regarding the results of discontinued operations:

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
In thousands
Net sales of discontinued operations	$—	$5,046	$—	$15,303
Income from discontinued operations	86	246	86	1,191
Other income (expense), net, from discontinued operations	—	5	—	(66)
Earnings from discontinued operations before income taxes	86	251	86	1,125
Income tax expense	22	53	22	255
Earnings from discontinued operations before gain on disposal	$64	$198	$64	$870
Gain on disposal of discontinued operations	—	—	—	—
Reduction of provision for income taxes on gain	420	—	420	—
Net gain on disposal	420	—	420	—
Net earnings from discontinued operations	$484	$198	$484	$870

During the third quarter, the Company recorded a gain on discontinued operations due to a $0.4 million favorable tax result versus previous estimates and other activity related to the settlement of the closing balance sheet.

4. ACQUISITIONS

As previously disclosed in the Company's Form 10-Q for the quarter ended June 28, 2013, on June 14, 2013, the Company acquired substantially all of the assets of Northwest Hose & Fittings, Inc. ("Northwest Hose"). Northwest Hose, formed in 1995, is an authorized Parker Hannifin distributor of hydraulic hose, fittings and adapters as well as couplers and industrial hose to a diverse group of industries such as the metals, agricultural, industrial machinery and equipment industries. Northwest Hose is headquartered in Spokane, Washington.

On July 31, 2013, the Company acquired substantially all of the assets of Ohio Gear & Transmission of Eastlake, Ohio. Founded in 1973, Ohio Gear & Transmission is a distributor of mechanical power transmission equipment, bearings & electric automation systems as well as a designer and fabricator of specialized gearing products to a variety of industries including food, packaging, material handling, and general machinery.

On August 15, 2013, the Company acquired Western Fluid Components, Inc. ("Western"). Western is headquartered in Everett, Washington, and has other Washington facilities in Tacoma, Kirkland and Bellingham. Founded in 1975, Western is one of the largest fluid connector distributors in Washington and a full-line distributor for Parker Hannifin’s Fluid Connector Group.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and nine months ended September 27, 2013 and September 28, 2012
(Unaudited)

4. ACQUISITIONS (CONTINUED)

The above reported acquisitions were accounted for as business combinations. Assets acquired and liabilities assumed were recorded based on their fair value at the date of acquisition. The fair value of assets acquired and liabilities assumed were as follows:

In thousands
Cash	$143
Accounts receivable	3,122
Inventories	3,423
Property, plant and equipment	446
Other tangible assets	797
Goodwill	9,493
Other intangible assets	4,788
Liabilities	(4,248)
Total of net assets acquired	17,964
Less cash received	(143)
Total consideration	$17,821

The Company has paid $16.9 million of the total consideration of $17.8 million for these acquisitions through September 27, 2013. The goodwill associated with Northwest Hose and Ohio Gear & Transmission is tax deductible. The goodwill for the three acquisitions is the result of expected synergies from combining the operations of the acquired businesses with the Company's operations and intangible assets that do not qualify for separate recognition, such as an assembled workforce. Included in the Condensed Consolidated Statements of Operations is $4.2 million and $4.7 million of revenue from these acquisitions for the three months and nine months ended September 27, 2013, respectively.

The fair value of the identifiable intangible assets of $4.8 million, consisting primarily of customer lists/relationships, non-compete agreements and trade names, was determined using the income approach. Specifically, the discounted cash flows method was utilized for the customer relationships and non-compete agreements and the relief-from-royalty method was utilized for the trade names. The fair value of the customer relationships ($4.6 million) is being amortized on a straight-line basis over periods ranging from 7 to 10 years; and the fair value of the other intangible assets ($0.2 million) is being amortized over periods ranging from 3 to 5 years, the estimated lives of the assets.

5. RESTRUCTURING COSTS

During 2013, the Company initiated restructuring activities primarily at its Distribution segment to align the cost structure of the organization with its revenue levels. This included workforce reductions and the consolidation of field operations where the Distribution segment had multiple facilities in the same geographic area. The Distribution segment restructuring resulted in net workforce reductions of 110 employees and the exiting of five facilities. The Company intends to settle all liabilities associated with these restructuring activities during 2013.

The following table summarizes the accrual balances by cost type for the 2013 restructuring actions:

	Severance	Other (a)	Total
In thousands
Restructuring accrual balance at December 31, 2012	$—	$—	$—
Provision	3,283	250	3,533
Cash payments	(2,329)	(230)	(2,559)
Restructuring accrual balance at September 27, 2013	$954	$20	$974
(a) Includes costs associated with the consolidation of facilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and nine months ended September 27, 2013 and September 28, 2012
(Unaudited)

6. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	September 27, 2013	December 31, 2012
In thousands
Trade receivables	$142,805	$117,426
U.S. Government contracts:
Billed	23,488	18,261
Costs and accrued profit – not billed	2,562	2,568
Commercial and other government contracts:
Billed	50,275	45,547
Costs and accrued profit – not billed	578	144
Less allowance for doubtful accounts	(3,485)	(3,148)
Accounts receivable, net	$216,223	$180,798

Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	September 27, 2013	December 31, 2012
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$—	$397
Total	$—	$397

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

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value:

	September 27, 2013		December 31, 2012
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Level 1	$106,626	$142,966	$105,260	$144,460
Level 2	180,056	167,091	154,325	143,135
Total	$286,682	$310,057	$259,585	$287,595

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and nine months ended September 27, 2013 and September 28, 2012
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

Recurring Fair Value Measurements

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine their fair value at the measurement date:

	Total Carrying Value at	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
In thousands	September 27, 2013
Derivative instruments	$114	$—	$114	$—
Total assets	$114	$—	$114	$—

Derivative instruments	$185	$—	$185	$—
Total liabilities	$185	$—	$185	$—

	Total Carrying Value at	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
In thousands	December 31, 2012
Derivative instruments	$1,506	$—	$1,506	$—
Total assets	$1,506	$—	$1,506	$—

The Company’s derivative instruments are foreign exchange contracts and interest rate swaps that are measured at fair value using observable market inputs such as forward rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy and have been included in other current assets, other assets and other long-term liabilities on the Condensed Consolidated Balance Sheets at September 27, 2013, and December 31, 2012. Based on the continued ability to trade and enter into forward contracts, we consider the markets for our fair value instruments to be active.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of September 27, 2013, such credit risks have not had an adverse impact on the fair value of these instruments.

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
For the three months and nine months ended September 27, 2013 and September 28, 2012
(Unaudited)

8. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Derivatives Overview (continued)

The Company holds forward exchange contracts designed to hedge forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on the Company’s earnings and cash flows. Some of these contracts were designated as cash flow hedges. The Company will include in earnings amounts currently included in accumulated other comprehensive income upon recognition of cost of sales related to the underlying transaction. No material amounts were reclassified to income from other comprehensive income for derivative instruments formerly designated as cash flow hedges during the three or nine months ended September 27, 2013, or September 28, 2012. Over the next twelve months, the income related to cash flow hedges expected to be reclassified from other comprehensive income is $0.2 million.

Derivatives Designated as Cash Flow Hedges

The Company’s Term Loan Facility (“Term Loan”) contains floating rate obligations and is subject to interest rate fluctuations. During 2013, the Company entered into interest rate swap agreements for the purposes of hedging the eight quarterly variable-rate interest payments under its Term Loan due in 2014 and 2015. These interest rate swap agreements were designated as cash flow hedges and are intended to manage interest rate risk associated with the Company’s variable rate borrowings and minimize the impact on the Company’s earnings and cash flows of interest rate fluctuations attributable to changes in LIBOR rates.

The following table shows the fair value of derivative instruments designated as cash flow hedging instruments:

		Fair Value
	Balance Sheet Location	September 27, 2013	December 31, 2012	Notional Amount
In thousands
Derivative Liabilities
Interest rate swap contracts	Other long-term liabilities	$185	$—	$90,000- $70,000
Total		$185	$—

The following table shows the gain or (loss) recognized in other comprehensive income for derivatives designated as cash flow hedges:

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
In thousands
Derivative Liabilities
Interest rate swap contracts	$(256)	$—	$(185)	$—
Total	$(256)	$—	$(185)	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and nine months ended September 27, 2013 and September 28, 2012
(Unaudited)

8. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Derivatives Not Designated as Hedging Instruments

The following table shows the fair value of derivative instruments not designated as hedging instruments:

		Fair Value
	Balance Sheet	September 27,	December 31,	Notional
In thousands	Location	2013	2012	Amount
Derivative Assets
Foreign exchange contracts	Other current assets	$—	$1,345	$0 / $3,408 Australian Dollars
Foreign exchange contracts	Other current assets	114	161	$2,829/ $4,110
Total		$114	$1,506

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

The following table shows the location and amount of the gain or (loss) recognized on the Condensed Consolidated Statements of Operations for derivatives not designated as hedge instruments:

		For the Three Months Ended		For the Nine Months Ended
	Income Statement Location	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
In thousands
Derivative Assets
Foreign exchange contracts	Other (income) expense, net	$—	$79	$—	$362
Foreign exchange contracts	Other (income) expense, net	(136)	104	47	176
Total		$(136)	$183	$47	$538

9. INVENTORIES

Inventories consist of the following:

	September 27, 2013	December 31, 2012
In thousands
Merchandise for resale	$137,577	$137,426
Contracts and other work in process	236,001	216,233
Finished goods (including certain general stock materials)	11,362	13,726
Total	$384,940	$367,385

Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	September 27, 2013	December 31, 2012
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$11,599	$6,861
Total	$11,599	$6,861

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and nine months ended September 27, 2013 and September 28, 2012
(Unaudited)

INVENTORIES (CONTINUED)

K-MAX® inventory of $17.4 million and $18.0 million as of September 27, 2013, and December 31, 2012, respectively, is included in contracts and other work in process inventory and finished goods. Management believes that a significant portion of this K-MAX® inventory will be sold after September 27, 2014, based upon the anticipation of supporting the fleet for the foreseeable future.

At September 27, 2013 and December 31, 2012, $48.3 million and $52.6 million, respectively, of SH-2G(I), formerly SH-2G(A), inventory was included on the Company's balance sheet in contracts and other work in process inventory. On May 8, 2013, the Company announced that it had entered into a $120.6 million contract with the New Zealand Ministry of Defence for the sale of ten SH-2G(I) Super Seasprite aircraft, spare parts, a full mission flight simulator, and related logistics support. Although a substantial portion of the SH-2G(I) inventory will be used in the performance of this new contract, management believes that $22.5 million of the SH-2G(I) inventory will be sold after September 27, 2014, based upon the time needed to prepare the aircraft for sale and the requirements of our customer. For more information on the SH-2G(I) inventory, see Note 12, Commitments and Contingencies.

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

Revenue and cost estimates for all significant long-term contracts for which revenue is recognized using the percentage-of-completion method of accounting are reviewed and reassessed quarterly. Based upon these reviews, the Company records the effects of adjustments in profit estimates each period. If at any time the Company determines that in the case of a particular contract total costs will exceed total contract revenue, the Company will record a provision for the entire anticipated contract loss at that time. There was a net decrease to the Company's operating income from changes in contract estimates of $0.1 million and $0.3 million for the three-month periods ended September 27, 2013, and September 28, 2012, respectively. There was a net decrease in operating income of $2.8 million and $1.8 million for the nine-month periods ended September 27, 2013, and September 28, 2012, respectively, attributable to changes in contract estimates. The decrease for the nine months ended September 27, 2013, was a result of cost growth due to revised estimates in various programs, including the Sikorsky BLACK HAWK helicopter program, Bell helicopter offload program and a fuze program. The decrease for the nine months ended September 28, 2012, was due to additional cost for one of the Company's fuze programs and production issues encountered during the first half of 2012.

10. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company:

	Distribution	Aerospace	Total
In thousands
Gross balance at December 31, 2012	$96,155	$110,072	$206,227
Accumulated impairment	—	(14,181)	(14,181)
Net balance at December 31, 2012	96,155	95,891	192,046
Additions	9,493	2,485	11,978
Impairments	—	—	—
Foreign currency translation	(16)	(48)	(64)
Ending balance at September 27, 2013	$105,632	$98,328	$203,960

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and nine months ended September 27, 2013 and September 28, 2012
(Unaudited)

10. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)

Goodwill (continued)

Additions to Goodwill at the Company's Distribution segment relate to the acquisitions completed during the first nine months of 2013, as set forth in Note 4 - Acquisitions. Additions to the Goodwill for our Aerospace segment relate to an earnout payment from a previous acquisition.

In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), the Company evaluates goodwill for possible impairment on at least an annual basis. The Company is currently in the process of preparing its forecast, which it will use to complete its annual evaluation. Based upon information obtained to this point in the forecast process, management notes that there are external factors that could impact the expected future cash flows for three reporting units, as described below. Further investigation of these factors could result in the write-off of some or all of the goodwill associated with these three reporting units.

In 2012, the Company's VT Composites reporting unit experienced delays on certain programs that were driven by changes in customers' requirements. The Company anticipated these changes in requirements would shift revenues and related cash flows into 2013 and future periods. The anticipated deferred revenues did not materialize to the levels the Company had projected in 2013, and therefore the propriety of the forecasted recoveries in future years is being evaluated. The goodwill associated with this reporting unit is $18.8 million.

The Company's U.K. reporting unit has been successful in winning new orders during 2012 and 2013; however, this reporting unit continues to experience higher than expected working capital requirements related to start-up expenditures associated with these new contracts. The goodwill associated with this reporting unit is $31.8 million.

The Company's Engineering Services reporting unit has experienced a decline in revenues during 2013 due to a reduction in requirements by a major OEM customer. This reporting unit generates revenue primarily through the billing of employees' time spent on customer projects. The Company believes that this is a temporary reduction in the OEM customer requirements; the relationship between this reporting unit and the customer continues to be strong and has not suffered as a result of the decline in project requirements. The goodwill associated with this reporting unit is $8.5 million

Other intangible assets consisted of:

		At September 27,		At December 31,
		2013		2012
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Customer lists / relationships	6-21 years	$108,688	$(21,369)	$103,894	$(15,541)
Trademarks / trade names	3-7 years	2,695	(1,483)	2,655	(1,128)
Non-compete agreements and other	1-9 years	6,112	(3,819)	5,979	(3,091)
Patents	17 years	636	(501)	636	(491)
Total		$118,131	$(27,172)	$113,164	$(20,251)

The changes in other intangible assets are attributable to changes in foreign currency exchange rates and the acquisitions completed during the first nine months of 2013.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and nine months ended September 27, 2013 and September 28, 2012
(Unaudited)

11. PENSION PLANS

Components of net pension cost for the Qualified Pension Plan and Supplemental Employees’ Retirement Plan ("SERP") are as follows:

	For the Three Months Ended
	Qualified Pension Plan		SERP
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
In thousands
Service cost for benefits earned during the year	$3,587	$3,519	$85	$96
Interest cost on projected benefit obligation	6,399	6,578	78	105
Expected return on plan assets	(10,337)	(9,470)	—	—
Amortization of prior service cost	25	24	—	—
Amortization of net loss	2,387	1,962	65	39
Net pension benefit cost	$2,061	$2,613	$228	$240

	For the Nine Months Ended
	Qualified Pension Plan		SERP
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
In thousands
Service cost for benefits earned during the year	$10,761	$10,557	$255	$287
Interest cost on projected benefit obligation	19,197	19,734	233	315
Expected return on plan assets	(31,011)	(28,409)	—	—
Amortization of prior service cost	75	74	—	—
Amortization of net loss	6,968	5,883	195	118
Additional amount recognized due to curtailment/settlement	—	—	277	—
Net pension benefit cost	$5,990	$7,839	$960	$720

The following tables show the amount of the contributions made to the Qualified Pension Plan and SERP during each period and the amount of contributions the Company expects to make during 2013:

Year-to-date contributions:

	Qualified Pension Plan		SERP
	Through September 27, 2013	Through December 31, 2012	Through September 27, 2013	Through December 31, 2012
In thousands
Year-to-date contributions	$10,000	$10,000	$2,158	$1,550

Expected additional contributions in 2013:

	Qualified Pension Plan	SERP
In thousands
Expected additional contributions	$—	$133

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and nine months ended September 27, 2013 and September 28, 2012
(Unaudited)

12. COMMITMENTS AND CONTINGENCIES

Legal Matters

Wichita Matter

As previously disclosed, the U.S. District Court for the District of Kansas issued a grand jury subpoena in 2011 to Plastic Fabricating Company, Inc. (“PlasticFab”), an indirect wholly owned subsidiary of the Company now known as Kaman Composites - Wichita, Inc., regarding a government investigation of record keeping associated with the manufacture of certain composite parts at PlasticFab's facility located in Wichita, Kansas. The subpoena required information related to the period January 1, 2006, through June 30, 2008. In March 2013, the U.S. Attorney's Office for the District of Kansas notified PlasticFab that it may seek to commence a criminal proceeding against PlasticFab but it expressed a willingness to explore a pre-charge disposition of the matter. PlasticFab believes it has cooperated fully with the investigation and intends to continue to do so as it engages in further discussions with the U.S. Attorney's Office about this matter. Under present U.S. Government procurement laws and regulations, if indicted or adjudged to be in violation of procurement or other Federal laws, a contractor, such as PlasticFab, could be subject to fines, penalties, repayments, or compensatory or treble damages, or suspension or debarment on U.S. Government contract awards if warranted. Thus, as with any government contractor, an adverse outcome in a proceeding such as this could have a material adverse effect on our business, financial condition, results of operations or cash flows. Management continues to cooperate with the government's investigation; however, we are unable to predict the outcome of any proceeding that may be brought or to estimate the amounts of resulting claims or other actions that could be instituted against PlasticFab, its officers, employees, or affiliates. Sales for PlasticFab represented 1.2% of the Company's consolidated sales for the year ended December 31, 2012. At September 27, 2013, the Company had no amount accrued for this matter, as it is unable to estimate the amount of costs that might be incurred in connection with the resolution of this matter at this time.

40 mm

Kaman Precision Products, Inc., the indirect wholly owned subsidiary that operates the Company’s Orlando facility, was one of five defendants in a qui tam suit under the False Claims Act brought by John D. King, a former employee of one of the other defendants. The case, United States ex rel. King v. DSE, Inc., et al., No. 8:08-cv-02416 (M.D. Fla.), was pending in the U.S. District Court for the Middle District of Florida. The United States Department of Justice declined to intervene in the suit, so the case was brought solely by Mr. King. The suit alleged that the Orlando facility knowingly submitted false claims or made false statements in connection with its work on 40 mm grenade programs. On February 19, 2013, the District Court issued an order dismissing the case with prejudice as to Mr. King. A judgment on the order was entered by the District Court on February 20, 2013. Mr. King subsequently filed a notice of appeal, and the defendants filed a motion to dismiss the appeal. On August 16, 2013, the U.S. Court of Appeals for the Eleventh Circuit granted the defendants' motion to dismiss, effectively ending the Company's involvement with this matter.

Other Matters

Revenue Sharing Agreement with the Commonwealth of Australia

During the second quarter of 2013, the Company signed a $120.6 million contract to resell ten of the Australia SH-2G(A) (now designated the SH-2G(I)) aircraft, spare parts, a full mission flight simulator, and related logistics support to the New Zealand Ministry of Defence. Pursuant to the terms of its revenue sharing agreement with the Commonwealth of Australia, the Company will share proceeds from the resale with the Commonwealth on a predetermined basis. Through September 27, 2013, the Company has paid $39.5 million (AUD) to the Commonwealth of Australia, the required minimum amount of payments pursuant to the revenue sharing agreement. Additional revenue sharing payments, if any, will be calculated pursuant to the terms of the revenue sharing agreement and recorded when they are due to the Commonwealth of Australia.

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
For the three months and nine months ended September 27, 2013 and September 28, 2012
(Unaudited)

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Matters (continued)

Moosup

This facility is currently being held for disposal. Site characterization of the environmental condition of the property, which began in 2008, is continuing. The total anticipated cost of the environmental remediation activities associated with the Moosup property is $4.5 million, all of which has been accrued. The total amount paid to date in connection with environmental remediation activities at this location is $2.5 million. A portion ($0.2 million) of the accrual related to this property is included in other accruals and payables and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

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

Bloomfield

In connection with the Company’s 2008 purchase of the portion of the Bloomfield campus that a Company subsidiary had leased from the Naval Air Systems Command (NAVAIR), the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and continues the effort to define the scope of the remediation that will be required by the Connecticut Department of Energy & Environmental Protection. The assumed environmental liability of $10.3 million, all of which has been accrued, was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $6.1 million. A portion ($2.0 million) of the accrual related to this property is included in other accruals and payables, and the balance is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

United Kingdom

In connection with the purchase of U.K. Composites, the Company accrued £1.6 million for environmental compliance at the acquired facilities. The remaining balance of the accrual at September 27, 2013, was £0.3 million, with £1.1 million having been paid to date in connection with these environmental remediation activities and £0.2 million released to income in 2011. The U.S. dollar equivalent of the remaining environmental compliance liability as of September 27, 2013, is $0.5 million, which is included in other accruals and payables. The Company continues to assess the work that may be required, which may result in a change to this accrual. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and nine months ended September 27, 2013 and September 28, 2012
(Unaudited)

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Matters (continued)

Other Environmental Matters

The Company was notified by the Environmental Protection Agency that it is a potentially responsible party ("PRP") at a Superfund Site. At September 27, 2013, the Company had no amount accrued for this matter, as it is unable to estimate the amount of costs, if any, that might be incurred in connection with the remediation of this site. In making this determination, the Company considered the availability of the information related to the site; specifically, the continued identification of PRPs and the inability to determine the proportion of total responsibility attributable to each PRP. As more information is received, the Company will reassess its ability to estimate its portion of the cost for remediation, taking into consideration the financial resources of other PRPs involved in the site, their proportionate share of the total responsibility for waste at the site, the existence of insurance and the financial viability of the insurer.

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

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
In thousands, except per share amounts
Earnings from continuing operations	$18,695	$14,784	$43,741	$39,994
Earnings from discontinued operations, net of tax	64	198	64	870
Gain on disposal of discontinued operations, net of tax	420	—	420	—
Net earnings	$19,179	$14,982	$44,225	$40,864

Basic:
Weighted average number of shares outstanding	26,770	26,455	26,721	26,380

Earnings per share from continuing operations	$0.70	$0.56	$1.64	$1.52
Earnings per share from discontinued operations	—	0.01	—	0.03
Earnings per share from disposal of discontinued operations	0.02	—	0.02	—
Basic earnings per share	$0.72	$0.57	$1.66	$1.55
Diluted:
Weighted average number of shares outstanding	26,770	26,455	26,721	26,380
Weighted average shares issuable on exercise of dilutive stock options	164	168	156	160
Weighted average shares issuable on redemption of convertible notes	299	—	185	—
Total	27,233	26,623	27,062	26,540

Earnings per share from continuing operations	$0.68	$0.55	$1.61	$1.51
Earnings per share from discontinued operations	—	0.01	—	0.03
Earnings per share from disposal of discontinued operations	0.02	—	0.02	—
Diluted earnings per share	$0.70	$0.56	$1.63	$1.54

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and nine months ended September 27, 2013 and September 28, 2012
(Unaudited)

13. COMPUTATION OF EARNINGS PER SHARE (CONTINUED)

Excluded from the diluted earnings per share calculation for the three and nine months ended September 27, 2013, respectively, are 405,505 and 429,541 shares associated with equity awards granted to employees that are anti-dilutive based on the average stock price during those periods. Excluded from the diluted earnings per share calculation for the three and nine months ended September 28, 2012, respectively, are 336,893 and 351,103 shares associated with equity awards granted to employees that are anti-dilutive based on the average stock price during those periods.

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

For the three-month and nine-month periods ended September 27, 2013, shares issuable under the Convertible Notes that were dilutive during the period were included in the calculation of earnings per share as the conversion price for the Convertible Notes was less than the average share price of the Company's stock. Shares issuable under the Convertible Notes were excluded from the diluted earnings per share calculation for the three-month and nine-month periods ended September 28, 2012, because the conversion price was greater than the average market price of the Company's stock during those periods. Excluded from the diluted earnings per share calculation for the three and nine months ended September 27, 2013, are 3,405,585 and 3,403,710 shares, respectively, issuable under the warrants sold in connection with the Company’s convertible note offering as they would be anti-dilutive. Excluded from the diluted earnings per share calculation for the three and nine months ended September 28, 2012, are 3,397,902 and 3,395,861 shares, respectively, issuable under the warrants sold in connection with the Company’s convertible note offering as they would be anti-dilutive.

14. SHARE-BASED ARRANGEMENTS

2013 Management Incentive Plan

On April 17, 2013, the shareholders of the Company approved the 2013 Management Incentive Plan ("2013 Plan"), which replaced the 2003 Stock Incentive Plan. The 2013 Plan provides the Company with the ability to use equity-based awards of up to 2,250,000 authorized shares and is designed as a flexible share authorization plan, such that the Company's share authorization is based on the least costly type of award (stock options). Shares issued pursuant to “Full Value Awards” as defined in the 2013 Plan (awards other than stock options or stock appreciation rights which are settled by the issuance of shares, e.g., restricted stock, restricted stock units, performance shares, performance units if settled with stock, or other stock-based awards) count against the 2013 Plan's share authorization at a rate of 3 to 1, while shares issued upon exercise of stock options or stock appreciation rights count against the share authorization at a rate of 1 to 1. This means that every time an option is granted, the authorized pool of shares is reduced by one (1) share and every time a Full Value Award is granted, the authorized pool of shares is reduced by 3 shares. In deriving the valuation ratio used in the 2013 Plan, the Company used the Black Scholes Fair Value model as the basis for determining the approximate value of an option as compared to a "full value share." No stock-based awards have been granted under the 2013 Plan as of September 27, 2013.

General

The Company accounts for stock options and restricted stock as equity awards whereas the employee stock purchase plan is accounted for as a liability award. Compensation expense for stock options and restricted stock awards is recognized on a straight-line basis over the vesting period of the awards.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and nine months ended September 27, 2013 and September 28, 2012
(Unaudited)

14. SHARE-BASED ARRANGEMENTS (CONTINUED)

The following table summarizes share-based compensation expense recorded during each period presented:

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
In thousands
Stock options	$377	$403	$1,227	$1,474
Restricted stock awards	496	711	2,480	3,007
Employee stock purchase plan	118	115	349	328
Total share-based compensation	$991	$1,229	$4,056	$4,809

Stock option activity is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2013		September 27, 2013
	Options	Weighted - average exercise price	Options	Weighted - average exercise price
Options outstanding at beginning of period	1,014,115	$27.79	921,040	$26.21
Granted	—	$—	156,160	$36.29
Exercised	(23,462)	$24.11	(64,283)	$23.48
Forfeited or expired	(17,168)	$31.30	(39,432)	$30.93
Options outstanding at September 27, 2013	973,485	$27.82	973,485	$27.82

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	For the Nine Months Ended
	September 27, 2013	September 28, 2012
Expected option term (years)	5.2	5.4
Expected volatility	45.5%	46.5%
Risk-free interest rate	0.9%	0.9%
Expected dividend yield	2.0%	1.9%
Per share fair value of options granted	$12.38	$12.00

There were no options granted for the three-month periods ended September 27, 2013 and September 28, 2012.

Restricted Stock activity is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2013		September 27, 2013
	Restricted Stock Awards	Weighted- average grant date fair value	Restricted Stock Awards	Weighted- average grant date fair value
Restricted Stock outstanding at beginning of period	222,850	$31.51	251,359	$28.30
Granted	—	$—	89,155	$35.67
Vested	(9,459)	$28.14	(116,076)	$27.62
Forfeited or expired	(15,662)	$32.39	(26,709)	$31.42
Restricted Stock outstanding at September 27, 2013	197,729	$31.60	197,729	$31.60

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and nine months ended September 27, 2013 and September 28, 2012
(Unaudited)

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

Summarized financial information by business segment is as follows:

	For the Three Months Ended		For the Nine Months Ended
In thousands	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Net sales:
Distribution	$272,951	$258,282	$800,352	$763,779
Aerospace	150,712	151,285	443,111	429,733
Net sales	$423,663	$409,567	$1,243,463	$1,193,512
Operating income:
Distribution	$14,675	$12,925	$32,974	$39,405
Aerospace	27,638	24,410	77,227	66,469
Net loss on sale of assets	—	(53)	(100)	(21)
Corporate expense	(10,892)	(12,419)	(33,896)	(36,256)
Operating income from continuing operations	31,421	24,863	76,205	69,597
Interest expense, net	3,113	2,922	9,344	8,622
Other expense (income), net	(21)	(64)	368	(288)
Earnings before income taxes from continuing operations	28,329	22,005	66,493	61,263
Income tax expense	9,634	7,221	22,752	21,269
Earnings from continuing operations	$18,695	$14,784	$43,741	$39,994

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and nine months ended September 27, 2013 and September 28, 2012
(Unaudited)

16. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in shareholders’ equity for the nine months ended September 27, 2013, were as follows:

In thousands
Balance at December 31, 2012	$420,193
Comprehensive income	48,565
Dividends declared	(12,834)
Employee stock plans and related tax benefit	4,002
Purchase of treasury shares	(644)
Share-based compensation expense	4,056
Balance at September 27, 2013	$463,338

The components of accumulated other comprehensive income (loss) are shown below:

	For the Three Months Ended	For the Nine Months Ended
	September 27, 2013	September 27, 2013
In thousands
Foreign currency translation:
Beginning balance	$(21,273)	$(16,515)
Net gain/(loss) on foreign currency translation	4,669	(89)
Reclassification to net income	—	—
Other comprehensive income/(loss), net of tax	4,669	(89)
Ending balance	$(16,604)	$(16,604)

Pension and other post-retirement benefits(a):
Beginning balance	$(101,600)	$(104,551)
Reclassification to net income
Amortization of prior service cost, net of tax expense of $10 and $30, respectively	15	45
Amortization of net loss, net of tax expense of $931 and $2,721, respectively	1,521	4,442
Other comprehensive income/(loss), net of tax	1,536	4,487
Ending balance	$(100,064)	$(100,064)

Derivative instruments(b):
Beginning balance	$(463)	$(524)
Net loss on derivative instruments, net of tax benefit of $98 and $71, respectively	(158)	(114)
Reclassification to net income, net of tax expense of $24 and $35, respectively	39	56
Other comprehensive income/(loss), net of tax	(119)	(58)
Ending balance	$(582)	$(582)

Total accumulated other comprehensive income (loss)	$(117,250)	$(117,250)
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 11, Pension Plans for additional information).

(b) See Note 8, Derivative Financial Instruments, for additional information regarding our derivative instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and nine months ended September 27, 2013 and September 28, 2012
(Unaudited)

17. INCOME TAXES

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012

Effective Income Tax Rate	34.0%	32.8%	34.2%	34.7%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings from continuing operations for the year. The effective tax rates for the three-month periods ended September 27, 2013, and September 28, 2012, were favorably impacted by discrete quarterly adjustments, including tax rate decreases enacted in the U.K. in both years. The effective tax rate for the nine months ended September 27, 2013, benefited from the settlement of a state audit of prior years’ returns in the first quarter of 2013.

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

•	The Aerospace segment is a manufacturer and subcontractor in the international, commercial and military aerospace and defense markets.

Financial performance

•	Net sales from continuing operations increased 3.4% and 4.2% for the three months and nine months ended September 27, 2013, respectively, compared to the comparable periods in the prior year.

•	Earnings from continuing operations increased 26.5% and 9.4% for the three months and nine months ended September 27, 2013, respectively, compared to the comparable periods in the prior year.

•
Diluted earnings per share from continuing operations increased to $0.68 for the three months ended September 27, 2013, an increase of $0.13 compared to the comparable period in the prior year. For the nine months ended September 27, 2013, diluted earnings per share from continuing operations increased to $1.61, an increase of $0.10 compared to the comparable period in the prior year.

•
Cash flows used in operating activities of continuing operations were $24.8 million for the nine months ended September 27, 2013, a decrease of $12.3 million when compared to the comparable period in the prior year.

•	We achieved record sales of $273 million at our Distribution segment for the quarter ended September 27, 2013.

Significant events

•	In October 2013, the first cabin was delivered under our AH-1Z program.

•	In early October 2013, we delivered our 1,000th cockpit on the UH-60 program.

•	On August 15, 2013, our Distribution segment acquired Western Fluid Components, Inc., with locations in Tacoma, Kirkland, Everett and Bellingham, Washington.

•	On July 31, 2013, our Distribution segment acquired the assets of Ohio Gear & Transmission Inc. of Eastlake, Ohio.

•
During the third quarter, we entered into a new contract with the U.S. Air Force ("USAF") for the sale of Joint Programmable Fuzes ("JPF"). Deliveries under this $78.5 million contract are expected to begin in the second half of 2014.

Outlook

We are updating our full-year outlook based on our current expectations for the remainder of the year. At Aerospace, we have revised our sales range to $615 million to $620 million from $620 million to $635 million, which reflects routine shifts in the timing of deliveries. The operating margin outlook has been raised to a range of 16.8% to 17.0% from 16.2% to 16.5%, reflecting stronger than expected year to date performance and product mix.

At Distribution, growth rates are not improving as quickly as previously anticipated. As a result we are lowering our sales outlook for the year to $1,070 million to $1,080 million from $1,100 million to $1,115 million. As a result of this lower sales volume and its impact on our rebate income and our ability to leverage our expenses, along with continued uncertainty in Mexico, we expect earnings will be less than previously anticipated in the fourth quarter, resulting in a full year operating margin range of 4.2% to 4.3% rather than our previous outlook of 4.7% to 4.9%.

We now expect corporate expenses to come in at approximately $46.5 million, which is lower than our original estimate of $49 million, and project our full year tax rate will be approximately 34.5%, as compared to our previously reported estimate of 35.0%, reflecting a lower statutory rate in the United Kingdom and favorable items from the filing of our 2012 tax return. We have maintained our outlook for free cash flow for the year.

Our updated outlook is as follows:

•	Distribution:

◦	Sales of $1,070 million to $1,080 million

◦	Operating margins of 4.2% to 4.3%

•	Aerospace:

◦	Sales of $615 million to $620 million

◦	Operating margins of 16.8% to 17.0%

•	Interest expense of approximately $13 million

•	Corporate expenses of approximately $46.5 million

•	Estimated annualized tax rate of approximately 34.5%

•	Capital expenditures of $40 million to $45 million

•	Free cash flow* in the range of $15 million to $20 million

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

RESULTS OF CONTINUING OPERATIONS

Consolidated Results

Net Sales from Continuing Operations

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
	(in thousands)
Net Sales from continuing operations	$423,663	$409,567	$1,243,463	$1,193,512
$ change	14,096	58,296	49,951	89,813
% change	3.4%	16.6%	4.2%	8.1%

As indicated above, net sales from continuing operations increased by 3.4% and 4.2% for the three months and nine months ended September 27, 2013, respectively, as compared to the corresponding 2012 periods. The following table details the components of those increases as a percentage of consolidated net sales:

	For the Three Months Ended	For the Nine Months Ended
	September 27, 2013	September 27, 2013
Organic Sales:
Distribution	(0.8)%	(2.4)%
Aerospace	(0.1)%	1.1%
Total Organic Sales	(0.9)%	(1.3)%

Sales by Recent Acquisitions:
Distribution	4.3%	5.5%
Aerospace	—%	—%
Total Acquisition Sales	4.3%	5.5%

% change in net sales	3.4%	4.2%

Sales contributed by an acquisition are included in organic sales beginning with the thirteenth month following the date of acquisition. See segment discussions below for additional information regarding the changes in net sales from continuing operations.

Gross Profit from Continuing Operations

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
	(in thousands)
Gross Profit	$118,857	$114,069	$350,380	$332,501
$ change	4,788	13,784	17,879	24,015
% change	4.2%	13.7%	5.4%	7.8%
% of net sales	28.1%	27.9%	28.2%	27.9%

The increase in gross profit from continuing operations for the three months and nine months ended September 27, 2013, as compared to the same periods in 2012 is attributable to the gross profit associated with sales recorded by the 2012 and 2013 Distribution segment acquisitions. Also contributing to the increase were higher sales of both military and commercial bearings products and revenue recognized on the SH-2G(I) contract with New Zealand. These increases were partially offset by lower gross profit on lower organic sales volume in Distribution and for the nine-month period the $2.8 million impact of negative changes to estimates on our long-term Aerospace programs.

Selling, General & Administrative Expenses (SG&A)

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
	(in thousands)
SG&A	$87,436	$89,153	$274,075	262,883
$ change	(1,717)	9,940	11,192	23,374
% change	(1.9)%	12.5%	4.3%	9.8%
% of net sales	20.6%	21.8%	22.0%	22.0%

SG&A decreased by 1.9% for the three months ended September 27, 2013, as compared to the corresponding 2012 period. For the nine-month period ended September 27, 2013, SG&A increased 4.3%, as compared to the corresponding 2012 period. The following table details the components of these changes:

	For the Three Months Ended	For the Nine Months Ended
	September 27, 2013	September 27, 2013
Organic SG&A:
Distribution	(3.5)%	(1.4)%
Aerospace	(0.7)%	0.8%
Corporate	(1.7)%	(0.9)%
Total Organic SG&A	(5.9)%	(1.5)%

Acquisition SG&A:
Distribution	4.0%	5.8%
Aerospace	—%	—%
Total Acquisition SG&A	4.0%	5.8%

% change in SG&A	(1.9)%	4.3%

The decrease in SG&A for the three-month period ended September 27, 2013, was primarily attributable to lower expenses at our Distribution segment due to savings realized from the restructuring completed in the first quarter of 2013 and lower corporate expenses related to our defined benefit pension plan and lower incentive compensation costs. These decreases were partially offset by the incremental SG&A costs from our 2012 and 2013 acquisitions.
The increase in SG&A for the nine-month period ended September 27, 2013, was primarily due to the incremental SG&A expenses incurred by our 2012 and 2013 Distribution segment acquisitions and an increase in expense at our Aerospace segment attributable to higher research and development costs. These increases were partially offset by lower corporate expenses related to our defined benefit pension plan and a decrease in expense at our Distribution segment due to savings realized from the restructuring completed in the first quarter of 2013.

Operating Income from Continuing Operations

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
	(in thousands)
Operating Income	$31,421	$24,863	$76,205	$69,597
$ change	6,558	3,805	6,608	670
% change	26.4%	18.1%	9.5%	1.0%
% of net sales	7.4%	6.1%	6.1%	5.8%

The increase in operating income for the three months and nine months ended September 27, 2013, versus the comparable periods in 2012 were primarily due to increases in our Aerospace segment operating income, lower corporate expenses and the contribution of operating income from the 2012 and 2013 Distribution acquisitions. For the nine-month period, these increases were offset by the organic decrease in the Distribution segment's operating income. (See segment discussion below for additional information.)

Interest Expense, Net

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
	(in thousands)
Interest Expense, net	$3,113	$2,922	$9,344	$8,622

Interest expense, net, generally consists of interest charged on our Credit Agreement (see "Liquidity and Capital Resources - Financing Arrangements", below), which includes a revolving credit facility and a term loan facility, and other borrowings and the amortization of debt issuance costs, offset by interest income. The increase in interest expense, net for the three months and nine months ended September 27, 2013, versus the comparable periods in 2012 was primarily due to higher average borrowings. At September 27, 2013, the interest rate for outstanding amounts under the Credit Agreement was 1.70% compared to 1.72% at September 28, 2012. (See Liquidity and Capital Resources section below for information on our borrowings.)

Effective Income Tax Rate

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012

Effective Income Tax Rate	34.0%	32.8%	34.2%	34.7%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings from continuing operations for the year. The effective tax rates for the three-month periods ended September 27, 2013, and September 28, 2012, were favorably impacted by discrete quarterly adjustments, including tax rate decreases enacted in the U.K. in both years. The effective tax rate for the nine months ended September 27, 2013, benefited from the settlement of a state audit of prior years’ returns in the first quarter of 2013.

Distribution Segment

Results of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
	(in thousands)
Net sales from continuing operations	$272,951	$258,282	$800,352	$763,779
$ change	14,669	24,399	36,573	62,201
% change	5.7%	10.4%	4.8%	8.9%

Operating income from continuing operations	$14,675	$12,925	$32,974	$39,405
$ change	1,750	934	(6,431)	3,433
% change	13.5%	7.8%	(16.3)%	9.5%
% of net sales	5.4%	5.0%	4.1%	5.2%

Net sales from continuing operations

Net sales from continuing operations for the three months and nine months ended September 27, 2013, increased 5.7% and 5.3%, respectively, as compared to the same periods in 2012, when measured on a same day sales basis. The increase was driven by the contribution of sales from our 2012 and 2013 acquisitions which totaled $17.8 million and $66.2 million for the three months and nine months ended September 27, 2013, respectively, partially offset by lower organic sales of $3.1 million and $29.6 million, respectively.

Organic sales per sales day is a metric management uses to evaluate performance trends at our Distribution segment and is calculated by taking organic sales divided by the number of sales days in the period. The following table illustrates the calculation of organic sales per sales day. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures.)

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
	(in thousands)
Net sales from continuing operations	$272,951	$258,282	$800,352	$763,779
Acquisition sales (a)	17,785	—	66,158	—
Organic sales	$255,166	$258,282	$734,194	$763,779
Sales days	63	63	190	191
Organic sales per sales day	$4,050	$4,100	$3,864	$3,999
% change	(1.2)%	10.5%	(3.4)%	9.4%
(a) Sales contributed by an acquisition are included in organic sales beginning with the thirteenth month following the date of acquisition. Prior period information is adjusted to reflect acquisition sales for that period as organic sales when calculating organic sales per sales day.

The decrease in organic sales per sales day for the three months and nine months ended September 27, 2013, as compared to the corresponding prior year periods was primarily driven by declines in sales volume to original equipment manufacturer customers. We experienced softer sales in the paper manufacturing and machinery manufacturing markets, while the demand in transportation equipment, non-metallic mineral manufacturing and chemical manufacturing increased.

Operating income from continuing operations

The increase in Distribution segment operating income from continuing operations for the three months ended September 27, 2013, as compared to the corresponding prior year period was driven primarily by the 2012 and 2013 acquisitions noted above, reduced incentive compensation and cost savings resulting from the restructuring completed in the first quarter. These increases were offset by lower volume incentives due to the reduced sales volume noted above and losses on mining contracts at our Mexico operations.

The decrease in Distribution segment operating income from continuing operations for the nine months ended September 27, 2013, as compared to the corresponding prior year period was due to the lower organic sales noted above and correspondingly lower rebates and $3.0 million of restructuring costs incurred during the first quarter. This was partially offset by the contribution of operating income from our 2012 and 2013 acquisitions and a cost savings of approximately $3.0 million as a result of the restructuring completed in the first quarter.

Other Matters

Enterprise Resource Planning System

In July 2012, we announced our decision to invest in a new enterprise-wide resource planning system for our Distribution segment. The anticipated total investment in the new system is approximately $45 million, which will be incurred over a number of years. Of the total investment, we expect that approximately 75% will be capitalized. Depreciation and amortization of the capitalized cost is expected to begin in the first half of 2014 and increase over the following three to four years. In order to minimize disruptions to our ongoing operations we have developed a project plan that takes a phased approach to implementation and includes appropriate contingencies. For the three months and nine months ended September 27, 2013, expenses incurred were approximately $0.3 million and $1.0 million, respectively, and capital expenditures were $1.3 million and $8.2 million, respectively.

Aerospace Segment

Results of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
	(in thousands)
Net sales	$150,712	$151,285	$443,111	$429,733
$ change	(573)	33,897	13,378	27,613
% change	(0.4)%	28.9%	3.1%	6.9%

Operating income	$27,638	$24,410	$77,227	$66,469
$ change	3,228	5,237	10,758	3,517
% change	13.2%	27.3%	16.2%	5.6%
% of net sales	18.3%	16.1%	17.4%	15.5%

Net sales

Sales remained relatively flat for the three-month period ended September 27, 2013, as compared to the corresponding 2012 period. Sales increases of $26.3 million related to higher shipments of our JPF to foreign customers and the recognition of revenue under the SH-2G(I) contract with New Zealand and were offset by a $26.9 million decrease in shipments to the USG under our JPF program.

For the nine months ended September 27, 2013, net sales increased 3.1% as compared to the corresponding prior year period due to a $9.6 million increase in sales on our military products/programs and a $3.7 million increase in sales on commercial products/programs. The increase in military sales was primarily attributable to a $49.6 million increase on the programs noted above and higher military bearing product sales. These increases were offset by a $37.7 million decrease in shipments to the USG under our JPF program and a $4.5 million decrease in sales due to the stop work issued during the fourth quarter of 2012 on the blade erosion coating program.

The increase in sales on commercial products/programs for the nine months ended September 27, 2013, as compared to the corresponding prior year period was due to higher commercial bearing product sales, an increase in deliveries of various commercial composite structures products/programs and stronger tooling fabrication sales. The increases totaled $15.5 million and were offset by a $12.4 million decrease in sales of engineering design services resulting from a reduction in requirements by a major OEM customer.

Operating income

The increase in operating income for the three months ended September 27, 2013, compared to the same period in 2012 was primarily due to gross profit attributable to the corresponding revenue recognized under the SH-2G(I) program and higher commercial and military bearing product sales.

The increase in operating income for the nine months ended September 27, 2013, compared to the same period in 2012 was primarily attributable to an increase in bearing product sales and the resulting gross profit, the initial recognition of revenue under the SH-2G(I) program with New Zealand and higher gross profit under our JPF program. These programs/products generated $15.5 million of higher profit contributions to operating income and were partially offset by a $2.0 million increase in SG&A expenses, primarily related to higher research and development costs.

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

Revenue and cost estimates for all significant long-term contracts for which revenue is recognized using the percentage-of-completion method of accounting are reviewed and reassessed quarterly. Based upon these reviews, we record the effects of adjustments in profit estimates each period. If at any time management determines that in the case of a particular contract total costs will exceed total contract revenue, we record a provision for the entire anticipated contract loss at that time. Our operating income decreased $0.1 million and $2.8 million in the three-month and nine-month periods ended September 27, 2013, respectively, as a result of changes in contract estimates. The decrease for the nine-month period was primarily a result of cost growth due to revised estimates in various programs, including the Sikorsky BLACK HAWK helicopter program, Bell helicopter offload program and a fuze program. The net change in our operating income resulting from changes in contract estimates for the three-month and nine-month periods ended September 28, 2012, were reductions of $0.3 million and $1.8 million, respectively, primarily driven by additional cost for one of our fuze programs and production issues encountered during 2012.

Sequestration

The Budget Control Act of 2011 (the "BCA") enacted 10-year discretionary spending caps which are expected to generate over $1 trillion in savings for the U.S. Government, a substantial portion of which comes from Department of Defense ("DoD") baseline spending reductions. On January 2, 2013, the American Taxpayer Relief Act of 2012 (the "ATRA") was signed into law, which among other things effectively delayed the implementation of the automatic sequestration process to March 1, 2013, and reduced the spending cuts that were scheduled to occur during 2013 in proportion to the delay. Although we cannot predict where all the mandated cuts will be made, we believe our portfolio of programs and product offerings are well positioned and will not be materially impacted by DoD budget cuts. We have not seen a material impact on our revenues during the first nine months of 2013 as a result of the sequestration process. However, sequestration cuts by the DoD could result in the loss or reduction of programs, delays in the receipt of components from suppliers and delays in the receipt of government approvals required prior to the shipment of finished goods to our customers. Additionally, furloughs could cause delays in a variety of other areas including contracting and payment processing. We continue to monitor developments in this area and work with our suppliers and customers to understand the potential impact on our Company.

Backlog

	September 27, 2013	December 31, 2012
	(in thousands)
Backlog	$656,459	$531,923

Backlog increased $124.5 million during the first nine months of 2013. This increase is primarily due to the $120.6 million contract for the sale of the SH-2G(I) aircraft, spare parts, a full mission flight simulator, and related logistics support to the New Zealand Ministry of Defence entered into during the second quarter of 2013. Additionally, we have received increased orders for the Sikorsky BLACK HAWK helicopter cockpit program and new orders under our JPF program. These increases were offset by deliveries of bearing products and fuzes under our JPF program.

Major Programs/Product Lines

Below is a discussion of significant changes in the Aerospace segment's major programs during the first nine months of 2013. See our 2012 Annual Report on Form 10-K for a complete discussion of our Aerospace segment's programs.

BLACK HAWK

The Sikorsky BLACK HAWK helicopter cockpit program involves the manufacture of cockpits including the installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines, and the composite structure that holds the windscreen for most models of the BLACK HAWK helicopter. As a result of lower customer demand, we expect to deliver between 113 and 120 BLACK HAWK cockpits this year, compared to 124 cockpits delivered in 2012. We currently have $98.0 million of orders under this program in backlog and have delivered 86 cockpits during the first nine months of 2013.

The segment also performs additional subcontract work involving blade erosion coating on this aircraft. During the fourth quarter of 2012, this program was put on stop work by the customer, due to a supplier related matter. The stop work has continued through the third quarter and the Company expects this program to be canceled. The Company expects to receive a formal termination notice from the customer in the near future.

AH-1Z

The segment manufactures cabins for the increased capability AH-1Z attack helicopter, which is produced by Bell Helicopter (“Bell”) for the U.S. Marine Corps. The cabin is the largest and most complex airframe structure utilized in the final assembly of the AH-1Z helicopter and has not been manufactured new since 1995. We currently have $33.0 million in backlog associated with this program; with potential follow-on options the program value could exceed $200.0 million. We continue to make progress on this program and currently have eight units in process. The first cabin was delivered in October 2013.

FMU-152 – Joint Programmable Fuze (“JPF”)

We manufacture the JPF, an electro-mechanical bomb safe and arming device, which allows the settings of a weapon to be programmed in flight. During the third quarter of 2013, we were awarded USAF sales orders totaling $78.5 million under this program. Total JPF backlog at September 27, 2013, is $132.9 million.

During the quarter we delivered a total of 4,174 fuzes, which consisted of 1,174 fuzes delivered to the U.S. Government and 3,000 fuzes delivered as direct commercial sales to foreign governments. A total of 14,010 fuzes have been delivered through the first nine months of 2013. The product line continues to perform above contract requirements for lot acceptance and operational reliability has been in excess of 99%. We occasionally experience lot acceptance test failures due to the complexity of the product and the extreme parameters of the acceptance test. Given the maturity of the product, we now generally experience isolated failures, rather than systematic failures. As a result, identifying a root cause can take longer and may result in fluctuating delivery performance from quarter to quarter. We expect to deliver approximately 18,000 to 22,000 fuzes in 2013.

SH-2G(I)

On May 6, 2013, we announced that the New Zealand Ministry of Defence (MoD) entered into a $120.6 million contract for the purchase of ten SH-2G(I) Super Seasprite aircraft, spare parts, a full mission flight simulator, and related logistics support. The contract calls for the aircraft to be delivered over an approximately three-year period.

Engineering Design Services

The Company offers engineering design services to Aerospace OEM customers. Engineering design service programs generate revenue primarily through the billing of employees' time spent on customer projects. Our engineers provide value to new aircraft development and product improvement programs.

LIQUIDITY AND CAPITAL RESOURCES

Discussion and Analysis of Cash Flows

We assess liquidity in terms of our ability to generate cash to fund working capital requirements and investing and financing activities. Significant factors affecting liquidity include: cash flows generated from or used by operating activities, capital expenditures, investments in our business segments and their programs, acquisitions, divestitures, dividends, availability of future credit, adequacy of available bank lines of credit, and factors that might otherwise affect the company's business and operations generally, as described under the heading “Risk Factors” and “Forward-Looking Statements” in Item 1A of Part I of our 2012 Annual Report on Form 10-K.

We continue to rely upon bank financing as an important source of liquidity for our business activities including acquisitions. We believe this, when combined with cash generated from operating activities, will be sufficient to support our anticipated cash requirements for the foreseeable future. However, we may decide to raise additional debt or equity capital to support other business activities including potential future acquisitions. We anticipate our capital expenditures will be approximately $40.0 to $45.0 million in 2013, primarily related to machinery and equipment, facility renovations and information technology infrastructure. Included in this is approximately $12.8 million associated with investments in enterprise resource planning (ERP) systems primarily for our Distribution segment and, to a lesser extent, certain Aerospace facilities.

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

During the second quarter, the Company signed a $120.6 million contract to resell ten of the former Australia SH-2G(A) (now designated SH-2G(I)) aircraft, spare parts, a full mission flight simulator, and related logistics support to the New Zealand Ministry of Defence. Pursuant to the terms of its revenue sharing agreement with the Commonwealth of Australia, the Company will share proceeds from the resale with the Commonwealth on a predetermined basis. Through September 27, 2013, the Company has paid $39.5 million (AUD), the required minimum amount of payments pursuant to the revenue sharing agreement. Additional revenue sharing payments, if any, will be calculated pursuant to the terms of the revenue sharing agreement and recorded when they are due to the Commonwealth of Australia.

To secure the minimum guaranteed portion of these payments, we provided the Commonwealth with an unconditional letter of credit, which was reduced as such payments were made. The final required minimum payment of $6.7 million was made on April 2, 2013, which eliminated the Company's requirement to provide the Commonwealth of Australia with a letter of credit.

Upon entering into the sales contract with the New Zealand Ministry of Defence, we agreed to provide unconditional letters of credit for the receipt of advance payments on this program. As we perform under the contract and meet certain predetermined milestones, the letter of credit requirements will be gradually reduced. As of September 27, 2013, the letter of credit balance associated with this program totaled $28.0 million.

A summary of our consolidated cash flows from continuing operations is as follows:

	For the Nine Months Ended
	September 27, 2013	September 28, 2012	2013 vs. 2012
	(in thousands)
Total cash (used in) provided by:
Operating activities	24,824	$37,100	$(12,276)
Investing activities	(50,583)	(103,020)	52,437
Financing activities	19,584	63,177	(43,593)

Free Cash Flow (a):
Net cash provided by operating activities	$24,824	$37,100	$(12,276)
Expenditures for property, plant and equipment	(30,118)	(19,560)	(10,558)
Free cash flow	$(5,294)	$17,540	$(22,834)

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

Net cash provided by operating activities of continuing operations decreased $12.3 million for the nine months ended September 27, 2013, versus the comparable period in 2012 primarily due to higher receivables attributable to the timing of shipments made on the JPF program during the third quarter of 2013 versus the third quarter of the prior year. This change was partially offset by advances on contracts of $28.0 million received during the first nine months of 2013 that relate to the SH-2G(I) New Zealand contract.

Net cash used in investing activities decreased $52.4 million for the nine months ended September 27, 2013, versus the comparable period in 2012 primarily due to a decrease in cash used for acquisitions, partially offset by an increase of $10.6 million in cash used for expenditures for property, plant and equipment, including an $8.2 million investment in ERP at our Distribution segment.

Net cash provided by financing activities decreased $43.6 million for the nine months ended September 27, 2013, versus the comparable period in 2012, primarily due to a reduction in borrowings under the Revolving Credit Agreement in 2013 as compared to the same period in prior year. The borrowings in 2012 were used to fund acquisitions larger than those completed in 2013.

Financing Arrangements

On November 20, 2012, we entered into a Credit Agreement (the "Credit Agreement") that includes a $400 million Revolving Credit Facility expiring July 31, 2017. The Revolving Credit Facility includes an “accordion” feature that would allow us to increase the aggregate amount available to $500 million, subject to additional commitments from lenders. The Revolving Credit Facility may be used for working capital, letters of credit and other general corporate purposes, including acquisitions. The Credit Agreement also includes a $100 million Term Loan Facility expiring on July 31, 2017, which is in addition to our Revolving Credit Facility. Principal payments, which started in the first quarter of 2013, of $2.5 million are due quarterly, with $55 million of the initial aggregate principal payable in the final quarter of the Term Loan Facility. We may increase the term loan by up to an aggregate of $100 million in accordance with the terms of the agreement.

Interest rates on amounts outstanding under the Credit Agreement are variable. At September 27, 2013, the interest rate for the outstanding amounts on both the Revolving Credit Facility and Term Loan Facility was 1.70%. At December 31, 2012, the interest rate for the outstanding amounts on both the Revolving Credit Facility and Term Loan Facility was 1.75%.

The financial covenants associated with the Credit Agreement include a requirement that (i) the ratio of Consolidated Senior Secured Indebtedness to Consolidated EBITDA, as defined in the Credit Agreement, cannot be greater than 3.50 to 1.00, (ii) the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, as defined in the Credit Agreement, cannot be greater than 4.00 to 1.00, and (iii) the ratio of Consolidated EBITDA, as defined in the Credit Agreement, to the sum of (a) all interest, premium payments, debt discounts, fees, charges and related expenses and (b) the portion of rent expense under capital leases that is treated as interest expense, as defined in the Credit Agreement, cannot be less than 4.00 to 1.00. We were in compliance with those financial covenants as of and for the quarter ended September 27, 2013, and we do not anticipate noncompliance in the foreseeable future.

Total average bank borrowings during the quarter ended September 27, 2013, were $194.6 million compared to $143.1 million for the year ended December 31, 2012. This increase is attributable to working capital requirements, the acquisitions we completed during 2013 and the purchase of property, plant and equipment during the first nine months of 2013. As of September 27, 2013, and December 31, 2012, there was $280.5 million and $331.1 million available for borrowing, respectively, under the Revolving Credit Facility, net of letters of credit. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Facility. A total of $34.5 million and $14.6 million in letters of credit was outstanding under the Revolving Credit Facility as of September 27, 2013, and December 31, 2012, respectively. The letter of credit related to the guaranteed minimum payments to the Commonwealth of Australia in connection with the ownership transfer of the 11 SH-2G(A) helicopters (along with spare parts and associated equipment) was eliminated in the second quarter of 2013, having been $6.7 million at December 31, 2012, following the delivery of the final guaranteed minimum payment of $6.4 million (AUD) on April 2, 2013. The letter of credit balance related to the SH-2G(I) New Zealand sales contract was $28.0 million at September 27, 2013. The letter of credit balance related to this contract could reach a potential $60.1 million over its three-year term.

Other Sources/Uses of Capital

This year we have contributed $10.0 million to the qualified pension plan and $2.2 million to the SERP through the end of the third quarter. We do not expect to make any further contributions to the qualified pension plan during 2013. We plan to contribute an additional $0.1 million to the SERP in 2013. For the 2012 plan year, we contributed $10.0 million to the qualified pension plan and $1.6 million to the SERP.

In November 2000, our Board of Directors approved a replenishment of our stock repurchase program, providing for repurchase of an aggregate of 1.4 million common shares for use in administration of our stock plans and for general corporate purposes. There were no shares repurchased under this program during the first nine months of 2013. At September 27, 2013, approximately 1.0 million shares remained authorized for repurchase under this program.

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

Organic Sales per Sales Day

Organic sales per sales day is defined as GAAP “Net sales of the Distribution segment” less sales derived from acquisitions completed during the preceding twelve months divided by the number of sales days in a given period. Sales days are the number of business days that the Distribution segment’s branch locations were open for business and exclude weekends and holidays. Management believes sales per sales day provides investors with an important perspective on how net sales may be impacted by the number of days the segment is open for business. Management uses organic sales per sales day as a measurement to compare periods in which the numbers of sales days differ.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes outside the ordinary course of business in our contractual obligations or off-balance sheet arrangements during the first nine months of 2013. See our 2012 Annual Report on Form 10-K for a discussion of our contractual obligations and off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the company’s exposure to market risk during the third quarter of 2013. See the company’s 2012 Annual Report on Form 10-K for a discussion of the company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The company has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 27, 2013. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 27, 2013, the disclosure controls and procedures were effective.

Changes in Internal Controls
There were no changes in internal controls over financial reporting at the company that have materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1. Legal Proceedings

General

From time to time, as a normal incident of the nature and kind of businesses in which the Company and its subsidiaries are, and were, engaged, various claims or charges are asserted and legal proceedings are commenced by or against the Company and/or one or more of its subsidiaries. Except as set forth below, as of September 27, 2013, neither the Company nor any of its subsidiaries is a party, nor is any of its or their property subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company and its subsidiaries.

Wichita Matter

As previously disclosed, the U.S. District Court for the District of Kansas issued a grand jury subpoena in 2011 to Plastic Fabricating Company, Inc. (“PlasticFab”), an indirect wholly owned subsidiary of the Company now known as Kaman Composites - Wichita, Inc., regarding a government investigation of record keeping associated with the manufacture of certain composite parts at PlasticFab's facility located in Wichita, Kansas. The subpoena required information related to the period January 1, 2006, through June 30, 2008. During the fiscal quarter ended March 29, 2013, the U.S. Attorney's Office for the District of Kansas notified PlasticFab that it may seek to commence a criminal proceeding against PlasticFab but it expressed a willingness to explore a pre-charge disposition of the matter. PlasticFab believes it has cooperated fully with the investigation and intends to continue to do so as it engages in further discussions with the U.S. Attorney's Office about this matter. Under present U.S. Government procurement laws and regulations, if indicted or adjudged to be in violation of procurement or other Federal laws, a contractor, such as PlasticFab, could be subject to fines, penalties, repayments, or compensatory or treble damages, or suspension or debarment on U.S. Government contract awards if warranted. Thus, as with any government contractor, an adverse outcome in a proceeding such as this could have a material adverse effect on our business, financial condition, results of operations or cash flows. Management continues to cooperate with the government's investigation; however, we are unable to predict the outcome of any proceeding that may be brought or to estimate the amounts of resulting claims or other actions that could be instituted against PlasticFab, its officers, employees, or affiliates. At September 27, 2013, the Company had no amount accrued for this matter.

Environmental Matters

The Company and its subsidiaries are subject to numerous U.S. Federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. We are currently named as a potentially responsible party at one site. While it is not possible to predict the outcome of these proceedings, in the opinion of management, any payments we may be required to make as a result of such claims in existence at September 27, 2013, will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Asbestos Litigation

Like many other industrial companies, the Company and/or one of its subsidiaries may be named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos integrated into certain products sold or distributed by the Company and/or the named subsidiary. A substantial majority of these asbestos-related claims have been covered by insurance or other forms of indemnity or have been dismissed without payment. The rest have been resolved for amounts that are not material to the Company, either individually or in the aggregate. Based on information currently available, we do not believe that the resolution of any currently pending asbestos-related matters will have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors

Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition and cash flows as set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”). Except for the new risk factor below relating to the Wichita Matter, we do not believe there have been any material changes to the risk factors previously disclosed in our 2012 Form 10-K, but we may disclose changes to such factors or disclose additional factors from time to time in future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial position and cash flows.

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
Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and other factors that may cause the Company's actual results and financial condition to differ materially from those expressed or implied in the forward-looking statements. Such risks, uncertainties and other factors include, among others: (i) changes in domestic and foreign economic and competitive conditions in markets served by the Company, particularly the defense, commercial aviation and industrial production markets; (ii) changes in government and customer priorities and requirements (including cost-cutting initiatives, government and customer shut-downs, the potential deferral of awards, terminations or reductions of expenditures to respond to the priorities of Congress and the Administration, or budgetary cuts resulting from Congressional actions or automatic sequestration under the Budget Control Act of 2011, as modified by the enactment of the Taxpayer Relief Act of 2012); (iii) changes in geopolitical conditions in countries where the Company does or intends to do business; (iv) the successful conclusion of competitions for government programs and thereafter contract negotiations with government authorities, both foreign and domestic; (v) the existence of standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; (vi) the conclusion to government inquiries or investigations regarding government programs, including the resolution of the Wichita matter; (vii) risks and uncertainties associated with the successful implementation and ramp up of significant new programs; (viii) potential difficulties associated with variable acceptance test results, given sensitive production materials and extreme test parameters; (ix) the receipt and successful execution of production orders for the JPF U.S. government contract, including the exercise of all contract options and receipt of orders from allied militaries, as all have been assumed in connection with goodwill impairment evaluations; (x) the continued support of the existing K-MAX® helicopter fleet, including sale of existing K-MAX® spare parts inventory; (xi) the accuracy of current cost estimates associated with environmental remediation activities, including activities at the Bloomfield, Moosup and New Hartford, CT facilities and our U.K. facilities; (xii) the profitable integration of acquired businesses into the Company's operations; (xiii) changes in supplier sales or vendor incentive policies; (xiv) the effects of price increases or decreases; (xv) the effects of pension regulations, pension plan assumptions, pension plan asset performance and future contributions; (xvi) future levels of indebtedness and capital expenditures; (xvii) the continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs for such items; (xviii) the effects of currency exchange rates and foreign competition on future operations; (xix) changes in laws and regulations, taxes, interest rates, inflation rates and general business conditions; (xx) future repurchases and/or issuances of common stock; and (xxi) other risks and uncertainties set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2012.

Any forward-looking information provided in this report should be considered with these factors in mind. We assume no obligation to update any forward-looking statements contained in this report.

Item 2. Unregistered Sales of equity securities and use of proceeds

The following table provides information about purchases of Common Stock by the Company during the three months ended September 27, 2013:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (b)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
June 29, 2013 – July 26, 2013	—	$—	—	964,757
July 27, 2013 – August 23, 2013	—	$—	—	964,757
August 24, 2013 – September 27, 2013	—	$—	—	964,757
Total	—		—

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

KAMAN CORPORATION
Registrant
Date:	October 28, 2013		/s/ Neal J. Keating
		By:	Neal J. Keating
Chairman, President and
Chief Executive Officer

Date:	October 28, 2013		/s/ Robert D. Starr
		By:	Robert D. Starr
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