Form 10-K
period 2013-12-31
KAMAN Corp
filed 2014-02-27
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
 Commission File No.  001-35419

 KAMAN CORPORATION
(Exact name of registrant as specified in its charter)

Connecticut	06-0613548
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value on June 28, 2013, (the last business day of the Company’s most recently completed second quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock, was approximately $903,845,364.
At January 24, 2014, there were 27,206,884 shares of Common Stock outstanding.
Documents Incorporated Herein By Reference
Portions of our definitive proxy statement for our 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Kaman Corporation

PART I

ITEM 1.	BUSINESS

GENERAL

Kaman Corporation, headquartered in Bloomfield, Connecticut, was incorporated in 1945. We are a diversified company that conducts business in the aerospace and distribution markets. We report information for ourselves and our subsidiaries (collectively, “we,” “us,” “our,” and “the company”) in two business segments, Distribution and Aerospace. A discussion of 2013 developments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K.

Distribution Segment

The Distribution segment brings our commitment to technological leadership and value-added services to the distribution business. The Distribution segment is the third largest power transmission/motion control industrial distributor in North America. We provide products including bearings, mechanical and electrical power transmission, fluid power, motion control, automation, material handling components, electrical control and power distribution, and MRO supplies to a broad spectrum of industrial markets throughout North America. Locations consist of over 200 branches, distribution centers and call centers across the United States (including Puerto Rico) and in Mexico. We offer approximately four million items, as well as value-added services, to a base of over 60,000 active customers representing a highly diversified cross section of North American industry.

Aerospace Segment

The Aerospace segment produces and/or markets proprietary aircraft bearings and components; complex metallic and composite aerostructures for commercial, military and general aviation fixed and rotary wing aircraft; safe and arming solutions for missile and bomb systems for the U.S. and allied militaries; subcontract helicopter work; support for our SH-2G Super Seasprite maritime helicopters and K-MAX® manned and unmanned medium-to-heavy lift helicopters; and engineering design, analysis and certification services.

Principal customers include the U.S. military, Sikorsky Aircraft Corporation, The Boeing Company, Bell Helicopter, Airbus, Lockheed Martin and Raytheon. The SH-2G aircraft is currently in service with the Egyptian Air Force and the New Zealand and Polish navies. Operations are conducted throughout the United States, as well as in facilities located in the United Kingdom, Germany and Mexico. Additionally, the company maintains an investment in a joint venture in India.

FINANCIAL INFORMATION ABOUT OUR SEGMENTS

Financial information about our segments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 20, Segment and Geographic Information, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

Our Aerospace segment’s working capital requirements are dependent on the nature and life cycles of the programs for which work is performed. New programs may initially require higher working capital to complete nonrecurring start-up activities and fund the purchase of inventory and equipment necessary to perform the work. Non-recurring start-up costs on large and complex programs often take longer to recover, negatively impacting working capital in the short-term and producing a corresponding benefit in future periods. As these programs mature and efficiencies are gained in the production process, working capital requirements generally decrease.

Our credit agreement includes a revolving credit facility which is available for additional working capital requirements and investment opportunities. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 12, Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

PRINCIPAL PRODUCTS AND SERVICES

The following is information for the three preceding years concerning the percentage contribution of each business segment’s products and services to consolidated net sales from continuing operations:

	Years Ended December 31,
	2013	2012	2011
Distribution	63.5%	63.5%	63.0%
Aerospace	36.5%	36.5%	37.0%
Total	100.0%	100.0%	100.0%

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

Registered trademarks of the Company include KAflex®, KAron®, and K-MAX®. In all, we maintain 26 U.S. and foreign trademarks.

BACKLOG

The majority of our backlog is attributable to the Aerospace segment. We anticipate that approximately 80.3% of our backlog at the end of 2013 will be performed in 2014. Approximately 54.1% of the Aerospace segment's backlog at the end of 2013 is related to U.S. Government contracts or subcontracts.

Total backlog at December 31, 2013, 2012 and 2011, and the portion of the backlog we expect to complete in 2014, is as follows:

	Total Backlog at December 31, 2013	2013 Backlog to be completed in 2014	Total Backlog at December 31, 2012	Total Backlog at December 31, 2011
In thousands
Aerospace	$601,954	$473,136	$531,923	$531,920
Distribution	50,667	50,667	47,607	32,650
Total	$652,621	$523,803	$579,530	$564,570

Backlog related to uncompleted contracts for which we have recorded a provision for estimated losses was $9.6 million as of December 31, 2013. There was no amount in backlog that was firm but not yet funded at December 31, 2013.

REGULATORY MATTERS

Government Contracts

The U.S. Government ("USG"), and other governments, may terminate any of our government contracts at their convenience or for default if we fail to meet specified performance measurements. If any of our government contracts were to be terminated for convenience, we generally would be entitled to receive payment for work completed and allowable termination or cancellation costs. If any of our government contracts were to be terminated for default, generally the USG would pay only for the work that has been accepted and can require us to pay the difference between the original contract price and the cost to re-procure the contract items, net of the work accepted from the original contract. The USG can also hold us liable for damages resulting from the default.

During 2013, approximately 97.2% of the work performed by the company directly or indirectly for the USG was performed on a fixed-price basis and the balance was performed on a cost-reimbursement basis. Under a fixed-price contract, the price paid to the contractor is negotiated at the outset of the contract and is not generally subject to adjustment to reflect the actual costs incurred by the contractor in the performance of the contract. Cost reimbursement contracts provide for the reimbursement of allowable costs and an additional negotiated fee.

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

Operating and maintenance costs associated with environmental compliance and management of sites are a normal, recurring part of our operations. These costs often are allowable costs under our contracts with the USG. It is reasonably possible that continued environmental compliance could have a material impact on our results of operations, financial condition or cash flows if more stringent clean-up standards are imposed, additional contamination is discovered and/or clean-up costs are higher than estimated.

See Note 17, Commitments and Contingencies, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for further discussion of our environmental matters.

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

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (ITRA) added a new subsection (r) to section 13 of the Exchange Act, requiring a public reporting issuer to disclose in its annual or quarterly reports whether it or any of its affiliates have knowingly engaged in specified activities or transactions relating to Iran, including activities not prohibited by U.S. law and conducted outside the U.S. by non-U.S. affiliates in compliance with local law. Issuers must also file a notice with the SEC if any disclosable activities under ITRA have been included in the annual or quarterly report. Upon receiving such a notice, the SEC is required under ITRA to transmit the notice to the President, the House Committees on Foreign Affairs and Financial Services and the Senate Committees on Foreign Relations and Banking, Housing and Urban Affairs and is required to make these separate notices publicly available on its website. We do not have any disclosable activities for the year ended December 31, 2013.

COMPETITION

The Distribution segment competes for business with several other national distributors of bearings, power transmission, electrical and fluid power products, two of which are substantially larger, and with many regional and local distributors and original equipment manufacturers. Competitive forces have intensified due to the increasing trend towards national contracts, customer’s efforts to obtain material cost savings and the extension of supplier product authorizations within the distribution channel. We compete for business based upon the breadth and quality of products offered, product availability, delivery performance, and price, as well as on the basis of value-added services that we are able to provide.

The Aerospace segment operates in a highly competitive environment with many other organizations, some of which are substantially larger and have greater financial strength and more extensive resources. We compete for composite and metallic aerostructures subcontracts, helicopter structures, bearings and components business on the basis of price and quality; product endurance and special performance characteristics; proprietary knowledge; the quality of our products and services; the availability of facilities, equipment and personnel to perform contracts; and the reputation of our business. Competitors for our business include small machine shops and offshore manufacturing facilities. We compete for engineering design services business primarily on the basis of technical competence, the reputation of our business, the availability of our personnel and price. We compete for advanced technology fuzing business primarily on the basis of technical competence, product quality and price; and also on the basis of our experience as a developer and manufacturer of fuzes for particular weapon types and the availability of our facilities, equipment and personnel. We are also affected by the political and economic circumstances of our potential foreign customers.

RESEARCH AND DEVELOPMENT EXPENDITURES

Government funded research expenditures (which are included in cost of sales) were $3.3 million in 2013, $7.8 million in 2012, and $5.5 million in 2011. Independent research and development expenditures (which are included in selling, general and administrative expenses) were $7.2 million in 2013, $5.5 million in 2012, and $4.8 million in 2011.

EMPLOYEES

As of December 31, 2013, we employed 4,743 individuals.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Financial information about geographic areas is included in Note 20, Segment and Geographic Information, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

AVAILABLE INFORMATION

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”). Copies of these reports, proxy statements and other information can be read and copied at:

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

We also make available, free of charge on our website, the Certificate of Incorporation, By–Laws, governance principles and all Board of Directors' standing Committee Charters (Audit, Corporate Governance, Personnel & Compensation and Finance). These documents are posted on our website at www.kaman.com — select the “Investor Relations” link and then the "Corporate Governance" link.

The information contained on our website is not intended to be, and shall not be deemed to be, incorporated into this
Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s executive officers as of the date of this report are as follows:

Ronald M. Galla	Mr. Galla, 62, has been Senior Vice President and Chief Information Officer since 1995. Mr. Galla has been responsible for the company's management information systems since 1984.
Phillip A. Goodrich
Mr. Goodrich, 57, joined the company in 2009 as Vice President - Corporate Development and was named Senior Vice President - Corporate Development in February 2012. He was previously Senior Vice President, Corporate Development with Barnes Group, Inc., Bristol, Connecticut. Mr. Goodrich held similar positions with Ametek, Inc., Paoli, Pennsylvania; and General Signal Corporation, Stamford, Connecticut.

Neal J. Keating
Mr. Keating, 58, was appointed President and Chief Operating Officer as well as elected a Director of the company effective September 17, 2007.  Effective January 1, 2008, he was appointed to the offices of President and Chief Executive Officer and effective March 1, 2008 he was appointed to the additional position of Chairman. Prior to joining the company, Mr. Keating served as Chief Operating Officer at Hughes Supply, a $5.4 billion industrial distributor that was acquired by Home Depot in 2006. Prior to that, he held senior positions at GKN Aerospace, an aerospace subsidiary of GKN, plc, and Rockwell Collins Commercial Systems, as well as serving as a board member of GKN plc and Agusta-Westland.

Shawn G. Lisle
Mr. Lisle, 47, joined the company in 2011 and was appointed Senior Vice President and General Counsel effective December 1, 2012. Prior to joining the company, Mr. Lisle served as Senior Counsel for International Paper Company in Memphis, Tennessee. Prior to that, he served as legal counsel for Dana Corporation in Toledo, Ohio, and as an attorney at Porter Wright Morris & Arthur LLP in Columbus, Ohio. He also previously worked as a trial attorney at the U.S. Department of Justice, Tax Division in Washington, D.C. and was a Judge Advocate in the U.S. Navy.

Steven J. Smidler
Mr. Smidler, 55, assumed the role of President of Kaman Industrial Technologies on September 1, 2010, after joining the company in December 2009 as Senior Vice President and Chief Operating Officer of Kaman Industrial Technologies. Effective February 20, 2012, he was appointed Executive Vice President of Kaman Corporation. Mr. Smidler joined the company from Lenze Americas Corporation where he served as Executive Vice President, with responsibility for marketing, sales, finance, business systems and product technology for the Americas. Mr. Smidler was also a member of the management committee of the Lenze Group, Germany, and held the position of President and Treasurer for Lenze Americas and served as Treasurer and a Board member for the Lenze ACTech production company. Prior to that, he served as Vice President, Americas Sales Operations at Eaton Corporation and Vice President, Marketing of the Global Manufacturing Group at Rockwell Automation, Inc.

Gregory L. Steiner
Mr. Steiner, 56, joined the company as President of Kaman Aerospace Group, Inc., with overall responsibility for the company's Aerospace segment, effective July 7, 2008. Effective February 20, 2012, he was appointed Executive Vice President of Kaman Corporation. Since 2005, Mr. Steiner was employed at GE Aviation-Systems, serving first as Vice President and General Manager, Military Mission Systems and then as Vice President, Systems for GE Aviation-Systems. Prior to that, he served as Group Vice President at Curtiss-Wright Controls, Inc., with responsibility for four aerospace and industrial electronics businesses located in the U.S. and U.K. and served in a number of progressively responsible positions, and departed as Vice President and General Manager of Passenger Systems at Rockwell Collins, Inc.

Robert D. Starr
Mr. Starr, 46, was appointed Senior Vice President and Chief Financial Officer effective July 1, 2013. Mr. Starr joined the company in 2009 as Vice President - Treasurer. Prior to joining Kaman, Mr. Starr served as Assistant Treasurer at Crane Co. of Stamford, Connecticut, a $2.6 billion diversified manufacturer of highly engineered industrial products. He also previously served as Managing Director, Corporate Finance at Aetna, Inc. of Hartford, Connecticut and as Director, Capital Markets and Risk Management at Fisher Scientific International, Inc. of Hampton, New Hampshire. Mr. Starr was also an associate at both Salomon Smith Barney in New York and Chase Securities, Inc. in New York and Singapore.

John J. Tedone
Mr. Tedone, 49, has been Vice President, Finance and Chief Accounting Officer of the Company since April 2007.  From April 2006 to April 2007, he served as Vice President, Internal Audit and prior to that as Assistant Vice President, Internal Audit.

Gregory T. Troy
Mr. Troy, 58, joined the company as Senior Vice President – Human Resources in March 2012. On February 19, 2013, he was appointed to the position of Chief Human Resources Officer. Prior to joining the company, Mr. Troy served as Chief Human Resources Officer of Force Protection, Inc. from April 2011 to March 2012 , where he was an active member of the Executive Committee. Prior to joining Force Protection, Mr. Troy served as Vice President and Chief Human Resources Officer at Modine Manufacturing Company from February 2006 to April 2011, providing global human resources leadership in the Americas, Europe and Asia. Mr. Troy also previously worked in OMNOVA Solutions Inc., Bosch Corporation, and Mobil Corporation, after serving as a Transportation Officer in the United States Army.

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

•	Market rates of interest, any increase in which would increase the interest payable on some of our borrowings and adversely impact our cash flow;

•
The investment performance of our pension plan, as well as the associated discount rate, any adverse changes in which may result in a deterioration in the funded status of the plan and an increase in required contributions and plan expense;

•	The relationship between the U.S. Dollar and other currencies, any adverse change in which could negatively impact our financial results;

•	The ability of our customers to pay for products and services on a timely basis, any adverse change in which could negatively impact sales and require us to increase our bad debt reserves;

•	The amount of orders we receive from our customers, any adverse change in which could result in lower operating profits as well as less absorption of fixed costs due to a decreased business base; and

•	The ability of our suppliers to meet our demand requirements, maintain the pricing of their products, or continue operations, which may require us to find and qualify new suppliers.

While general economic and political conditions have not impaired our ability to access credit markets and finance our operations to date, there can be no assurance that we will not experience future adverse effects that may be material to our cash flows, competitive position, financial condition, results of operations, or our ability to access capital.

Our financial performance is significantly influenced by conditions within the aerospace industry.

The results of our Aerospace segment, which generated approximately 36.5% of our consolidated net sales from continuing operations in 2013, are directly tied to economic conditions in the commercial aviation and defense industries. As a result, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled, which could put a portion of our backlog at risk. Additionally, a significant amount of work that we perform under contract tends to be for a few large customers.

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

The defense industry is also affected by a changing global political environment, continued pressure on U.S. and global defense spending, U.S. foreign policy and the activity level of military flight operations.

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

We have several significant long-term contracts either directly with the U.S. Government or where the U.S. Government is the ultimate customer, including the Sikorsky BLACK HAWK cockpit program, the Joint Programmable Fuze (“JPF”) program, the Bell Helicopter AH-1Z program, and the Boeing C-17 and A-10 programs. These contracts are subject to unique risks, some of which are beyond our control. Examples of such risks include:

•
The U.S. Government may modify, curtail or terminate its contracts and subcontracts at its convenience without prior notice, upon payment for work done and commitments made at the time of termination. Modification, curtailment or termination of our major programs or contracts could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

•
We are from time to time subject to certain routine U.S. Government inquiries and investigations of our business practices due to our participation in government contracts. Any adverse finding associated with such an inquiry or investigation could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our business may be adversely affected by changes in budgetary priorities of the U.S. Government.

Because we derive a significant percentage of our revenue from contracts with the U.S. Government, changes in federal government budgetary priorities could directly affect our financial performance. A significant decline in government expenditures, a shift of expenditures away from programs that we support or a change in federal government contracting policies could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or not to exercise options to renew contracts.

During 2011, the federal government was unable to reach agreement on budget reduction measures required by the Budget Control Act of 2011 (the “Budget Act”) passed by Congress. Because Congress and the Administration could not reach agreement, the Budget Act triggered automatic reductions in both defense and discretionary spending in January 2013. While we do not believe these automatic spending reductions directly impacted our business, financial condition or operating results during 2013, the future impact of sequestration is uncertain and there can be no assurance that automatic across-the-board budget cuts will not adversely affect our business and profitability in future periods. One or more of our programs could be reduced, extended, or terminated, which could result in facility closures and personnel reductions that could significantly impact our operations.

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

New programs can typically involve a greater volume of scrap, higher costs due to inefficiencies, delays in production, and learning curves that are often more extended than anticipated, all of which can impact operating results. We have been working with our customers and leveraging our years of experience to effectively ramp up these new programs.

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

Our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas and we may not have the technology, cost structure, or available resources to effectively compete with them. We believe that developing and maintaining a competitive advantage requires continued investment in product development, engineering, supply chain management and sales and marketing, and we may not have enough resources to make the necessary investments to do so. Further, our significant customers have in the past used, and may attempt in the future to use, their position to negotiate a reduction in price of a particular product regardless of the terms of an existing contract.

We believe our strategies for our Aerospace segment will allow us to continue to effectively compete for key contracts and customers, but there can be no assurance that we will be able to compete successfully in this market or against such competitors.

We could be negatively impacted by the loss of key suppliers, lack of product availability, or changes in supplier programs that could adversely affect our operating results.

Our business depends on maintaining a sufficient supply of various products to meet our customers' demands. We have long-standing relationships with key suppliers but these relationships are non-exclusive and could be terminated by either party. If we lost a key supplier, or were unable to obtain the same levels of deliveries from these suppliers and were unable to supplement those purchases with products obtained from other suppliers, it could have a material adverse effect on our business. Additionally, we rely on foreign and domestic suppliers and commodity markets to secure raw materials used in many of the products we manufacture within the Aerospace segment or sell within our Distribution segment. This exposes us to volatility in the price and availability of raw materials. In some instances, we depend upon a single source of supply. Supply interruptions could arise from shortages of raw materials, labor disputes or weather conditions affecting suppliers' production, transportation disruptions, or other reasons beyond our control. Even if we continue with our current supplier relationships, high demand for certain products may result in us being unable to meet our customers' demands, which could put us at a competitive disadvantage. Additionally, our key suppliers could also increase pricing of their products, which would negatively affect our operating results if we were not able to pass these price increases through to our customers. We base our supply management process on an appropriate balancing of the foreseeable risks and the costs of alternative practices. To protect ourselves against such risks, we engage in strategic inventory purchases during the year, negotiate long-term vendor supply agreements and monitor our inventory levels to ensure that we have the appropriate inventory on hand to meet our customers' requirements.

Estimates of future costs for long-term contracts impact our current and future operating results and profits.

We generally recognize sales and gross margin on long-term contracts based on the percentage-of-completion method of accounting. This method allows for revenue recognition as our work progresses on a contract and requires that we estimate future revenues and costs over the life of a contract. Revenues are estimated based upon the original contract price, with consideration being given to exercised contract options, change orders and, in some cases, projected customer requirements. Contract costs may be incurred over a period of several years, and the estimation of these costs requires significant judgment based upon the acquired knowledge and experience of program managers, engineers, and financial professionals.

Estimated costs are based primarily on anticipated purchase contract terms, historical performance trends, business base and other economic projections. The complexity of certain programs as well as technical risks and the availability of materials and labor resources could affect our ability to accurately estimate future contract costs. Additional factors that could affect recognition of revenue under the percentage-of-completion method include:

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

Because of the significance of the judgments and estimation processes, it is likely that materially different sales and profit amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect current and future financial performance. While we perform quarterly reviews of our long-term contracts to address and lessen the effects of these risks, there can be no assurance that we will not make material adjustments to underlying assumptions, circumstances or estimates relating to one or more long-term contracts that may have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may lose money or generate lower than expected profits on our fixed-price contracts.

Our customers set demanding specifications for product performance, reliability and cost. Most of our government contracts and subcontracts provide for a predetermined, fixed price for the products we make regardless of the costs we incur. Therefore, we must absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts and in projecting the ultimate level of sales that we may achieve. Our failure to anticipate technical problems, estimate costs accurately, integrate technical processes effectively or control costs during performance of a fixed-price contract may reduce the profitability of a fixed-price contract or cause a loss. While we believe that we have recorded adequate provisions in our financial statements for losses on our fixed-price contracts as required under generally accepted accounting principles ("GAAP"), there can be no assurance that our contract loss provisions will be adequate to cover all actual future losses. Therefore, we may incur losses on fixed-price contracts that we had expected to be profitable, or such contracts may be less profitable than expected.

A failure to develop and retain national accounts at our Distribution segment could adversely impact our financial results.

Companies continue to consolidate their purchases of industrial products, resulting in their doing business with only a few major distributors or integrated suppliers, rather than a large number of vendors. Through our national accounts strategy, our Distribution segment has worked to develop the relationships necessary to be one of those major distributors. Competition relative to these types of arrangements is significant.

If we are not awarded additional national accounts in the future, or if existing national account agreements are not renewed, our sales volume could be negatively impacted which may result in lower gross margins and weaker operating results. Additionally, national accounts may require an increased level of customer service, such as investments in the form of opening new branches to meet our customers' needs. The cost and time associated with these activities could be significant, and if the relationship is not maintained, we ultimately may not be able to generate a return on these investments.

Our information technology systems, processes, and sites may suffer interruptions or failures which may affect our ability to conduct our business.

Our information technology systems provide critical data connectivity, information and services for internal and external users. These interactions include, but are not limited to, ordering and managing materials from suppliers, inventory management, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, and other processes necessary to manage the business. Our computer systems face the threat of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions.

We have put in place business continuity plans and security precautions for our critical systems, including a back-up data center. However, if our information technology systems are damaged, or cease to function properly due to any number of causes, such as catastrophic events, power outages or security breaches resulting in unauthorized access, and our business continuity plans and security precautions do not effectively compensate on a timely basis, we may suffer interruptions in our operations or the misappropriation of proprietary information, which may adversely impact our business, financial condition, results of operations and cash flows.

Our implementation of enterprise resource planning (“ERP”) systems may adversely affect our business and results of operations or the effectiveness of internal controls over financial reporting.

We are currently implementing new ERP systems. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities that take several years. If we do not effectively implement the ERP systems or if the systems do not operate as intended, it could adversely affect our financial reporting systems and our ability to produce financial reports, the effectiveness of internal controls over financial reporting, and our business, financial condition, results of operations and cash flows.

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

As part of our business strategy, we have made, and expect to continue to make, acquisitions of businesses or investments in companies that offer complementary products, services and technologies. Such acquisitions or investments involve a number of risks, including:

•	Assimilating operations and products may be unexpectedly difficult;

•	Management's attention may be diverted from other business concerns;

•	We may enter markets in which we have limited or no direct experience;

•	We may lose key employees, customers or vendors of an acquired business;

•	The synergies or cost savings we expected to achieve may not be realized;

•	We may not realize the value of the acquired assets relative to the price paid; and

•	Despite our diligent efforts, we may experience quality control failures or encounter other customer issues.

These factors could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, the consideration paid for any future acquisitions could include our stock or require that we incur additional debt and contingent liabilities. As a result, future acquisitions could cause dilution of existing equity interests and earnings per share.

Certain of our operations are conducted through joint ventures, which entail special risks.

The Company has a 26% equity interest in Kineco-Kaman Composites - India Private Limited, a composites manufacturing joint venture located in Goa, India. The Company relies significantly on the services and skills of its joint venture partner to manage and conduct the local business operations of the joint venture and ensure compliance with local laws and regulations. If our joint venture partner fails to perform these functions adequately, it may adversely affect our business, financial condition, results of operations and cash flows. Moreover, if our joint venture partner fails to honor its financial obligations to commit capital, equity or credit support to the joint venture as a result of financial or other difficulties or for any other reason, the joint venture may be unable to perform contracted services or deliver contracted products unless we provide the necessary capital, equity or credit support.

Our results of operations could be adversely affected by impairment of our goodwill or other intangible assets.

When we acquire a business, we record goodwill equal to the excess of the amount we pay for the business, including liabilities assumed, over the fair value of the tangible and identifiable intangible assets of the business we acquire. Goodwill and other intangible assets that have indefinite useful lives must be evaluated at least annually for impairment. The specific guidance for testing goodwill and other non-amortized intangible assets for impairment requires management to make certain estimates and assumptions when allocating goodwill to reporting units and determining the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is generally determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we generally perform our evaluations annually in the fourth quarter, using available forecast information. If at any time we determine an impairment has occurred, we are required to reflect the reduction in value as an expense within operating income, resulting in a reduction of earnings in the period such impairment is identified and a corresponding reduction in our net asset value.

We rely on the experience and expertise of our skilled employees, and must continue to attract and retain qualified technical, marketing and managerial personnel in order to succeed.

Our future success will depend largely upon our ability to attract and retain highly skilled technical, operational and financial managers and marketing personnel. There is significant competition for such personnel in the aerospace and distribution industries. We try to ensure that we offer competitive compensation and benefits as well as opportunities for continued development, and we continually strive to recruit and train qualified personnel and retain key employees. There can be no assurance, however, that we will continue to be successful in attracting and retaining the personnel we require to develop new and enhanced products and to continue to grow and operate profitably.

We are subject to litigation, tax, environmental and other legal compliance risks that could adversely affect our operating results.

We are subject to a variety of litigation, tax and legal compliance risks. These risks include, among other things, possible liability relating to contract-related claims, government contracts, product liability matters, personal injuries, intellectual property rights, taxes, environmental matters and compliance with U.S. and foreign export laws, competition laws and laws governing improper business practices. In the event that we or one of our business units engage in wrongdoing in connection with any of these kinds of matters, we could be subject to significant fines, penalties, repayments, other damages (in certain cases, treble damages), or suspension or debarment from government contracts. Moreover, our failure to comply with applicable export and trade practice laws could result in civil or criminal penalties and suspension or termination of export privileges.

As a global business, we are subject to complex laws and regulations in the U.S. and other countries in which we operate. Those laws and regulations may be interpreted in different ways. They may also change from time to time, as may related interpretations and other guidance. Changes in laws or regulations could result in higher expenses and payments, and uncertainty relating to laws or regulations may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights. Changes in environmental and climate change laws or regulations, including laws relating to greenhouse gas emissions, could lead to new or additional investment in product designs and could increase environmental compliance expenditures. Changes in climate change concerns, or in the regulation of such concerns, including greenhouse gas emissions, could subject us to additional costs and restrictions, including increased energy and raw material costs.

Our financial results may be affected by the outcome of pending legal proceedings and other contingencies that cannot be predicted. In accordance with generally accepted accounting principles, if a liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time, we make an estimate of material loss contingencies and establish reserves based on our assessment. Subsequent developments in legal proceedings may affect our assessment. The accrual of a loss contingency adversely affects our results of operations in the period in which a liability is recognized. This could also have an adverse impact on our cash flows in the period during which damages are paid.

For a discussion of these matters, please refer to Note 17, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

New regulations related to conflict minerals could adversely impact our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions designed to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of the Congo ("DRC") and adjoining countries. In August 2012, the SEC promulgated new disclosure and reporting requirements for companies who use conflict minerals in their products. Complying with these new disclosure and reporting requirements requires us to incur substantial costs and expenditures to conduct due diligence to determine the sources of conflict minerals used in our products. Moreover, these requirements may result in changes to the sourcing practices of our customers which may require the identification and qualification of alternate sourcing for the components of products we manufacture, which could impact the availability of, or cause increases in the price of, materials used in our products. We may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to verify the origin of conflict minerals used in our products through the procedures we implement. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, there can be no assurance that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices.

An adverse outcome in the Wichita matter could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The U.S. District Court for the District of Kansas issued a grand jury subpoena in 2011 to Plastic Fabricating Company, Inc. (“PlasticFab”), an indirect wholly owned subsidiary of the Company now known as Kaman Composites - Wichita, Inc., regarding a government investigation of record keeping associated with the manufacture of certain composite parts at PlasticFab's facility located in Wichita, Kansas. The subpoena requested information related to the period January 1, 2006, through June 30, 2008. During 2013, the U.S. Attorney's Office for the District of Kansas notified PlasticFab that it may commence a criminal proceeding against PlasticFab but it expressed a willingness to explore a pre-charge disposition of the matter. PlasticFab has cooperated fully with the investigation and intends to continue to cooperate as it engages in further discussions with the U.S. Attorney's Office about this matter. Under present U.S. Government procurement laws and regulations, if indicted or adjudged in violation of procurement or other Federal laws, a contractor, such as PlasticFab, could be subject to fines, penalties, repayments, or compensatory or treble damages, or suspension or debarment on U.S. Government contract awards if warranted. Thus, as with any government contractor, an adverse outcome in a proceeding such as this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our foreign operations require us to comply with a number of United States and international laws and regulations, violations of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our operations outside the United States require us to comply with a number of United States and international laws and regulations, such as the Foreign Corrupt Practices Act of 1977 (the "FCPA") and the UK Bribery Act. The FCPA generally prohibits United States companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. Because we operate in various countries, the risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of the FCPA cannot be eliminated. While we have internal controls and procedures and compliance programs to train our employees and agents with respect to compliance with FCPA and other international laws and regulations, there can be no assurance that our policies, procedures and programs will always protect us from reckless or criminal acts committed by our employees or agents. Allegations of violations of applicable anti-corruption laws, including the FCPA and UK Bribery Act, may result in internal, independent, or government investigations. Violations of the FCPA and other international laws and regulations may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our foreign operations present additional risks and uncertainties which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our foreign business operations create additional risks and uncertainties, including the following:

•	Longer payment cycles;

•	Difficulties in accounts receivable collection;

•	Changes in regulatory requirements;

•	Export restrictions, tariffs and other trade barriers;

•	Difficulties in staffing and managing foreign operations;

•	Seasonal reductions in business activity during the summer months in Europe and certain other parts of the world;

•	Political or economic instability in the markets we serve;

•	Potentially adverse tax consequences; and

•	Cultural and legal differences impacting the conduct of business.

Any one or more of these factors could have a material adverse effect on our domestic or international operations, and, consequently, on our business, financial condition, results of operations and cash flows.

Our insurance coverage may be inadequate to cover all significant risk exposures.

We are exposed to risks that are unique to the products and services we provide. While we believe that we maintain adequate insurance for certain risks, insurance cannot be obtained to protect against all risks and liabilities. It is therefore possible that our insurance coverage may not cover all claims or liabilities, and we may be forced to bear substantial unanticipated costs.

Health care reform could adversely affect our operating results.

In 2010, the United States federal government enacted comprehensive health care reform legislation. Due to the breadth and complexity of this legislation, as well as the phased-in nature of its implementation and lack of interpretive guidance, it is difficult for the Company to predict the overall effects it will have on our business over the coming years. It is possible that our operating results could be adversely affected by increased costs, expanded liability exposure and requirements that change the ways we provide healthcare and other benefits to our employees.

Business disruptions could seriously affect our sales and financial condition or increase our costs and expenses.

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

We have experienced, and may in the future experience, significant fluctuations in our quarterly operating results caused by a variety of factors. These factors include but are not limited to:

•	Changes in demand for our products;

•	Introduction, enhancement or announcement of products by us or our competitors;

•	Market acceptance of our new products;

•	The growth rates of certain market segments in which we compete;

•	Size, timing and shipment terms of significant orders;

•	Difficulties with our technical programs;

•	Budgeting cycles of customers;

•	Mix of distribution channels;

•	Mix of products and services sold;

•	Mix of domestic and international revenues;

•	Fluctuations in currency exchange rates;

•	Changes in the level of operating expenses;

•	Changes in our sales incentive plans;

•	Changes in tax laws in the jurisdictions in which we conduct business;

•	Inventory obsolescence;

•	Accrual of contract losses;

•	Fluctuations in oil and utility costs;

•	Completion or announcement of acquisitions by us; and

•	General economic conditions in regions in which we conduct business.

Most of our expenses are relatively fixed in the short-term, including costs of personnel and facilities, and are not easily reduced. Thus, an unexpected reduction in our revenue, or failure to achieve an anticipated rate of growth, could have a material adverse effect on our profitability. If our operating results do not meet the expectations of investors, our stock price may decline.

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

Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and other factors that may cause the company's actual results and financial condition to differ materially from those expressed or implied in the forward-looking statements. Such risks, uncertainties and other factors include, among others: (i) changes in domestic and foreign economic and competitive conditions in markets served by the company, particularly the defense, commercial aviation and industrial production markets; (ii) changes in government and customer priorities and requirements (including cost-cutting initiatives, government and customer shut-downs, the potential deferral of awards, terminations or reductions of expenditures to respond to the priorities of Congress and the Administration, or budgetary cuts resulting from Congressional actions or automatic sequestration); (iii) changes in geopolitical conditions in countries where the company does or intends to do business; (iv) the successful conclusion of competitions for government programs and thereafter contract negotiations with government authorities, both foreign and domestic; (v) the existence of standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; (vi) the conclusion to government inquiries or investigations regarding government programs, including the resolution of the Wichita subpoena matter; (vii) risks and uncertainties associated with the successful implementation and ramp up of significant new programs; (viii) potential difficulties associated with variable acceptance test results, given sensitive production materials and extreme test parameters; (ix) the receipt and successful execution of production orders for the JPF U.S. government contract, including the exercise of all contract options and receipt of orders from allied militaries, as all have been assumed in connection with goodwill impairment evaluations; (x) the continued support of the existing K-MAX® helicopter fleet, including sale of existing K-MAX® spare parts inventory; (xi) the accuracy of current cost estimates associated with environmental remediation activities at the Bloomfield, Moosup and New Hartford, CT facilities and our U.K. facilities; (xii) the profitable integration of acquired businesses into the company's operations; (xiii) the ability to implement our ERP systems in a cost-effective and efficient manner, limiting disruption to our business, and to capture their planned benefits while maintaining an adequate internal control environment; (xiv) changes in supplier sales or vendor incentive policies; (xv) the effects of price increases or decreases; (xvi) the effects of pension regulations, pension plan assumptions, pension plan asset performance and future contributions; (xvii) future levels of indebtedness and capital expenditures; (xviii) the continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs for such items; (xix) the effects of currency exchange rates and foreign competition on future operations; (xx) changes in laws and regulations, taxes, interest rates, inflation rates and general business conditions; (xxi) future repurchases and/or issuances of common stock and (xxii) other risks and uncertainties set forth in the company's annual, quarterly and current reports, proxy statements and other filings with the SEC.

Any forward-looking information provided in this report should be considered with these factors in mind. We assume no obligation to update any forward-looking statements contained in this report.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our facilities are generally suitable for, and adequate to serve, their intended uses. At December 31, 2013, we occupied major facilities at the following principal locations:

Segment	Location	Property Type (1)
Aerospace	Jacksonville, Florida	Leased - Manufacturing & Office
	Chihuahua, Mexico	Leased - Manufacturing & Office
	Wichita, Kansas	Leased - Manufacturing & Office
	Darwen, Lancashire, United Kingdom (2)	Leased - Manufacturing & Office
	Hyde, Greater Manchester, United Kingdom	Leased - Manufacturing & Office
	Orlando, Florida	Leased - Manufacturing & Office
	Everett, Washington	Leased - Office
	Dachsbach, Germany (3)	Owned - Manufacturing & Office
	Middletown, Connecticut	Owned - Manufacturing & Office
	Bloomfield, Connecticut	Owned - Manufacturing, Office & Service Center
	Bennington, Vermont	Owned - Manufacturing & Office

Distribution	Bloomfield, Connecticut	Owned - Office
	Ontario, California	Leased - Distribution Center & Office
	Albany, New York	Leased - Distribution Center & Office
	Savannah, Georgia	Leased - Distribution Center & Office
	Salt Lake City, Utah	Leased - Distribution Center & Office
	Louisville, Kentucky	Leased - Distribution Center & Office
	Glendale, California	Leased - Office
	Gurabo, Puerto Rico	Leased - Distribution Center & Office
	Mexico City, Mexico	Leased - Distribution Center & Office
	Bolingbrook, Illinois	Leased - Office & Branch
	Rochester, New York	Leased - Office & Branch

Corporate	Bloomfield, Connecticut	Owned - Office & Information Technology Back-Up Data Center

Square Feet
Distribution (4)	2,136,339
Aerospace	1,808,461
Corporate (5, 6)	600,143
Total	4,544,943

(1)	Owned facilities are unencumbered.

(2)
The manufacturing activities related to the tooling portion of this business will move to a new location in Burnley, Lancashire, United Kingdom during 2014. Composite structure assembly and manufacturing, along with office activities will remain in Darwen, Lancashire, United Kingdom.

(3)	In 2014, the company will move out of this location and into a new location in Höchstadt, Germany.

(4)	The Distribution segment also has over 200 branches located across the United States, Puerto Rico and Mexico, generally operating in leased facilities.

(5)	We occupy a 40,000 square foot corporate headquarters building, 38,000 square foot mixed use building and 8,000 square foot data center in Bloomfield, Connecticut.

(6)
Approximately 500,000 square feet of space included in the corporate square footage is attributable to a facility located in Moosup, Connecticut, that was closed in 2003 and is being held for disposition.

ITEM 3.	LEGAL PROCEEDINGS

General

From time to time, as a normal incident of the nature and kinds of businesses in which the Company and its subsidiaries are, and were, engaged, various claims or charges are asserted and legal proceedings are commenced by or against the Company and/or one or more of its subsidiaries. Claimed amounts may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred.

We evaluate, on a quarterly basis, developments in legal proceedings that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. Our loss contingencies are subject to substantial uncertainties, however, including for each such contingency the following, among other factors: (i) the procedural status of the case; (ii) whether the case has or may be certified as a class action suit; (iii) the outcome of preliminary motions; (iv) the impact of discovery; (v) whether there are significant factual issues to be determined or resolved; (vi) whether the proceedings involve a large number of parties and/or parties and claims in multiple jurisdictions or jurisdictions in which the relevant laws are complex or unclear; (vii) the extent of potential damages, which are often unspecified or indeterminate; and (viii) the status of settlement discussions, if any, and the settlement postures of the parties. Because of these uncertainties, management has determined that, except as otherwise noted below, the amount of loss or range of loss that is reasonably possible in respect of each matter described below (including any reasonably possible losses in excess of amounts already accrued), is not reasonably estimable.

While it is not possible to predict the outcome of these matters with certainty, based upon available information, management believes that all settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in legal proceedings and that can be reasonably estimated are accrued for at December 31, 2013. Despite this analysis, there can be no assurance that the final outcome of these matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Except as set forth below, as of December 31, 2013, neither the Company nor any of its subsidiaries is a party, nor is any of its or their property subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company and its subsidiaries. Additional information relating to certain of these matters is set forth in Note 17, Commitments and Contingencies of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Wichita Matter

As previously disclosed, the U.S. District Court for the District of Kansas issued a grand jury subpoena in 2011 to Plastic Fabricating Company, Inc. (“PlasticFab”), an indirect wholly owned subsidiary of the Company now known as Kaman Composites - Wichita, Inc., regarding a government investigation of record keeping associated with the manufacture of certain composite parts at PlasticFab's facility located in Wichita, Kansas. The subpoena required information related to the period January 1, 2006, through June 30, 2008. During the fiscal quarter ended March 29, 2013, the U.S. Attorney's Office for the District of Kansas notified PlasticFab that it may seek to commence a criminal proceeding against PlasticFab but it expressed a willingness to explore a pre-charge disposition of the matter. PlasticFab believes it has cooperated fully with the investigation and intends to continue to cooperate as it engages in further discussions with the U.S. Attorney's Office about this matter. Under present U.S. Government procurement laws and regulations, if indicted or adjudged to be in violation of procurement or other Federal laws, a contractor, such as PlasticFab, could be subject to fines, penalties, repayments, or compensatory or treble damages, or suspension or debarment on U.S. Government contract awards if warranted. Thus, as with any government contractor, an adverse outcome in a proceeding such as this could have a material adverse effect on our business, financial condition, results of operations or cash flows. Management continues to cooperate with the government's investigation; however, we are unable to predict the outcome of any proceeding that may be brought against PlasticFab, its officers, employees, or affiliates. At December 31, 2013, the amount accrued for this matter is not material.

Environmental Matters

The Company and its subsidiaries are subject to numerous U.S. Federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. We are currently named as a potentially responsible party at one site. While it is not possible to predict the outcome of these proceedings, in the opinion of management, any payments we may be required to make as a result of all such claims in existence at December 31, 2013, will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Information concerning mine safety violations required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") and Item 104 of Regulation S-K was not required for this Annual Report on Form 10-K as there were no reportable violations during 2013.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET, DIVIDEND AND SHAREHOLDER INFORMATION

Our Common Stock is traded on the New York Stock Exchange under the symbol "KAMN".  As of January 24, 2014, there were 3,624 registered holders of our Common Stock. Holders of the Company’s Common Stock are eligible to participate in the Computershare Shareowner Services program, which offers a variety of services including dividend reinvestment. A booklet describing the program may be obtained by contacting Computershare at (800) 522-6645 or via the web at www.cpushareownerservices.com.

The following table sets forth the high, low and closing sale prices per share of the Company’s Common Stock and the dividends declared for the periods indicated:

	Market Quotations
	High	Low	Close	Dividend Declared
2013
First quarter	$38.62	$34.14	$35.47	$0.16
Second quarter	35.90	32.16	34.56	0.16
Third quarter	39.91	34.45	37.70	0.16
Fourth quarter	40.35	36.41	39.73	0.16
2012
First quarter	$35.86	$26.10	$33.95	$0.16
Second quarter	35.55	27.96	30.94	0.16
Third quarter	37.17	30.26	35.86	0.16
Fourth quarter	37.54	31.82	36.80	0.16

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about purchases of Common Stock by the Company during the three months ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (a)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
September 28, 2013 – October 25, 2013	—	$—	—	964,757
October 26, 2013 – November 22, 2013	—	—	—	964,757
November 23, 2013 – December 31, 2013	—	—	—	964,757
Total	—		—
(a) In November 2000, our board of directors approved a replenishment of the Company's stock repurchase program providing for repurchase of an aggregate of 1.4 million shares of Common Stock for use in the administration of our stock plans and for general corporate purposes.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2013, concerning Common Stock issuable under the company’s equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2003 Stock Incentive Plan	891,932	$28.18	—
2013 Management Incentive Plan	—	—	2,241,000
Employees Stock Purchase Plan	—	—	465,437
Equity compensation plans not approved by security holders	—	—	—
Total	891,932	$28.18	2,706,437

PERFORMANCE GRAPH

Following is a comparison of our total shareholder return for the period 2008 – 2013 compared to the S&P 600 Small Cap Index and the Russell 2000 Small Cap Index. The performance graph does not include a published industry or line-of-business index or peer group of similar issuers because during the performance period the company was conducting operations in diverse lines of business and we do not believe a meaningful industry index or peer group can be reasonably identified. Accordingly, as permitted by regulation, the graph includes the S&P 600 Small Cap Index and the Russell 2000 Small Cap Index, both of which are comprised of issuers with generally similar market capitalizations to that of the company.

	2008	2009	2010	2011	2012	2013
Kaman Corporation	100.00	131.47	169.07	162.09	222.49	244.49
S&P Small Cap 600	100.00	125.57	158.60	160.22	182.79	263.37
Russell 2000	100.00	127.09	161.17	154.44	179.75	249.53

ITEM 6.	SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL DATA
(in thousands, except per share amounts, shareholders and employees)

	2013 [1,5]	2012 [2,5]	2011 [3,5]	2010 [4,5]	2009 [5]
OPERATIONS
Net sales from continuing operations	$1,681,806	$1,592,828	$1,477,534	$1,299,932	$1,130,268
Operating income from continuing operations	100,480	92,838	87,581	58,195	42,254
Earnings before income taxes from continuing operations	87,496	80,828	76,274	55,867	35,383
Income tax expense	30,797	26,900	26,346	20,386	9,670
Earnings from continuing operations	56,699	53,928	49,928	35,481	25,713
Earnings (loss) from discontinued operations, net of taxes	(19)	(226)	1,214	130	(718)
Gain on disposal of discontinued operations, net of taxes	420	1,323	—	—	—
Net earnings	$57,100	$55,025	$51,142	$35,611	$24,995
FINANCIAL POSITION
Current assets	$665,205	$618,045	$600,102	$584,953	$482,603
Current liabilities	227,956	223,952	218,698	221,845	154,070
Working capital	437,249	394,093	381,404	363,108	328,533
Property, plant and equipment, net	148,508	128,669	111,895	89,719	81,322
Total assets	1,140,631	1,096,993	996,398	895,757	773,067
Long-term debt, excluding current portion	264,655	249,585	198,522	140,443	56,800
Shareholders’ equity	511,292	420,193	373,071	362,670	312,900
PER SHARE AMOUNTS
Basic earnings per share from continuing operations	$2.12	$2.04	$1.90	$1.37	$1.00
Basic earnings per share from discontinued operations	—	(0.01)	0.05	—	(0.03)
Basic earnings per share from disposal of discontinued operations	0.02	0.05	—	—	—
Basic earnings per share	$2.14	$2.08	$1.95	$1.37	$0.97
Diluted earnings per share from continuing operations	$2.09	$2.03	$1.88	$1.36	$1.00
Diluted earnings per share from discontinued operations	(0.01)	(0.01)	0.05	—	(0.03)
Diluted earnings per share from disposal of discontinued operations	0.02	0.05	—	—	—
Diluted earnings per share	$2.10	$2.07	$1.93	$1.36	$0.97
Dividends declared	$0.64	$0.64	$0.60	$0.56	$0.56
Shareholders’ equity	19.04	15.79	14.22	13.93	12.14
Market price range – High	40.35	37.54	38.40	30.00	24.86
Market price range – Low	32.16	26.10	25.73	20.97	9.33
AVERAGE SHARES OUTSTANDING
Basic	26,744	26,425	26,246	25,928	25,648
Diluted	27,143	26,622	26,500	26,104	25,779
GENERAL STATISTICS
Registered shareholders	3,642	3,685	3,813	3,879	4,064
Employees	4,743	5,007	4,614	4,269	4,032
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

1.
Results for 2013 include a $2.1 million non-cash non-tax deductible charge for the impairment of goodwill related to VT Composites and a gain on discontinued operations due to a $0.4 million favorable tax result versus previous estimates and other activity related to the settlement of the closing balance sheet of the Distribution segment's Canadian operations.

2.
Results for 2012 include the sale of certain assets and certain liabilities of the Distribution segment's Canadian operations for $8.7 million on December 31, 2012, resulting in a net gain of $1.3 million. Additionally, we recorded $3.3 million of net loss related to the resolution of an Aerospace segment program related matter.

3.
Results for 2011 include $6.2 million in expense recognized in the fourth quarter related to the settlement of the FMU-143 matter and the non-recurring benefit of $2.4 million recognized in the first quarter of 2011 resulting from the death of a former executive.

4.
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

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide readers of our consolidated financial statements with the perspectives of management. MD&A presents in narrative form information regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results. This should allow the readers of this report to obtain a comprehensive understanding of our businesses, strategies, current trends and future prospects. MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in this Form 10-K.

OVERVIEW OF BUSINESS

Kaman Corporation conducts business through two business segments:

•	Distribution, the third largest power transmission/motion control industrial distributor in North America.

•	Aerospace, a manufacturer and subcontractor in the international, commercial and military aerospace and defense markets.

Company financial performance

•	Net sales from continuing operations increased 5.6% compared to the prior year.

•	Earnings from continuing operations increased 5.1% compared to the prior year.

•	Diluted earnings per share from continuing operations increased to $2.09 in 2013 compared to $2.03 in the prior year.

•	Cash flows provided by operating activities from continuing operations were $62.5 million for 2013, a decrease of $22.0 million when compared to the prior year.

•	Both our Distribution segment and our Aerospace segment had record annual sales from continuing operations of $1.1 billion and $614.0 million, respectively.

Acquisitions

•
On August 15, 2013, our Distribution segment acquired Western Fluid Components, Inc., with locations in Tacoma, Kirkland, Everett and Bellingham, Washington, a Parker distributor, which provides us with new Parker authorizations.

•	On July 31, 2013, our Distribution segment acquired substantially all the assets of Ohio Gear & Transmission Inc. of Eastlake, Ohio.

•
On June 14, 2013, our Distribution segment acquired substantially all of the assets of Northwest Hose & Fittings, Inc. based in Spokane, Washington, a Parker distributor, which provides us with new Parker authorizations.

Management changes

•	On February 19, 2014, Mr. Michael J. Lyon was appointed to the position of Vice President - Tax, following the retirement of Mr. John B. Lockwood, former Vice President - Tax.

•	On November 6, 2013, the Company announced the appointment of Mr. Jairaj Chetnani to the position of Vice President and Treasurer.

•
On July 1, 2013, Mr. Robert D. Starr became the Company's Senior Vice President and Chief Financial Officer, following the retirement of Mr. William C. Denninger, former Executive Vice President and Chief Financial Officer.

Other key events

•
On November 21, 2013, the Company announced that its Aerospace segment entered into a Memorandum of Agreement ("MOA") with Boeing Canada Winnipeg for the manufacture and assembly of two major sections of the 747-8 Wing-to-Body Fairing.

•
During the fourth quarter, we recorded a $2.1 million non-cash non-tax deductible goodwill impairment charge related to our VT Composites reporting unit. This charge has been included in the operating results of our Aerospace segment.

•	During the fourth quarter, the first cabin was delivered under our Bell Helicopter AH-1Z program.

•	In October 2013, we delivered our 1,000th cockpit on the UH-60 program.

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

•	During the first quarter, we were awarded a $20.3 million JPF commercial sales contract.

•
In March 2013, we initiated restructuring activities at our Distribution segment, which included workforce reductions and the consolidation of field operations. These activities resulted in $3.0 million of expense in the first quarter.

Outlook

Our expectations for 2014 are as follows:

•	Distribution:

•	Sales of $1,115 million to $1,150 million, up 4.4% to 7.7% over 2013

•	Operating margins of 4.7% to 5.2%

•	Aerospace:

•	Sales of $640 million to $660 million, up 4.2% to 7.5% over 2013

•	Operating margins of 16.5% to 17.0%

•	Interest expense of approximately $13 million

•	Corporate expenses of approximately $52 million

•	Estimated annualized tax rate of approximately 35%

•	Capital expenditures of $35 million to $40 million

•	Free cash flow of $40 million to $45 million

	2014 Outlook
In millions
Free Cash Flow(a):
Net cash provided by operating activities	$75.0	to	$85.0
Expenditures for property, plant and equipment	35.0	to	40.0
Free Cash Flow	$40.0	to	$45.0

(a) Free Cash Flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less expenditures for property, plant and equipment, both of which are presented in our consolidated statements of cash flows. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures, in this Form 10-K.

RESULTS OF CONTINUING OPERATIONS

Consolidated Results

Net Sales from Continuing Operations

	2013	2012	2011
In thousands
Distribution	$1,067,839	$1,012,059	$930,131
Aerospace	613,967	580,769	547,403
Total	$1,681,806	$1,592,828	$1,477,534
$ change	$88,978	$115,294	$177,602
% change	5.6%	7.8%	13.7%
The following table details the components of the above changes as a percentage of consolidated net sales:

	2013	2012	2011

Organic Sales:
Distribution	(1.1)%	(0.1)%	4.8%
Aerospace	2.1%	0.8%	2.2%
Total Organic Sales	1.0%	0.7%	7.0%

Acquisition Sales:
Distribution	4.6%	5.7%	4.2%
Aerospace	—%	1.4%	2.5%
Total Acquisition Sales	4.6%	7.1%	6.7%

% change in net sales	5.6%	7.8%	13.7%

The increase in net sales from continuing operations for 2013 as compared to 2012 was attributable to an increase in organic sales at our Aerospace segment and the contribution of $72.6 million in sales from our Distribution segment acquisitions completed in 2013 and 2012, partially offset by lower organic sales at our Distribution segment. Foreign currency exchange rates had a $1.1 million favorable impact on sales from continuing operations during 2013.

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

See Segment Results of Operations and Financial Condition below for further discussion of segment net sales.

Gross Profit from Continuing Operations

	2013	2012	2011
In thousands
Gross profit	$466,624	$441,973	$412,572
$ change	24,651	29,401	59,435
% change	5.6%	7.1%	16.8%
% of net sales	27.7%	27.7%	27.9%

Gross profit from continuing operations increased in 2013 primarily due to the increase in sales and profit for both military and commercial products/programs at our Aerospace segment and the contribution of $21.8 million of gross profit from our 2012 and 2013 acquisitions. Contributing to the Aerospace segment's improved gross profit were the incremental profit associated with higher sales of our bearing products and the gross profit associated with the initial recognition of revenue on the SH-2G(I) contract with New Zealand. These increases of $16.1 million, which were in addition to the acquisition related gross profit noted above, were partially offset by the decline in organic gross profit at the Distribution segment of approximately $14.2 million. The decline in the Distribution segment's organic gross profit was primarily due to decreases in the food and beverage manufacturing markets.

Gross profit from continuing operations increased in 2012 primarily due to the contribution of $22.3 million of gross profit from our 2012 acquisitions. The Distribution segment's organic gross profit slightly improved, despite the lower organic sales. This was primarily due to increases in primary metal and fabricated metal manufacturing, nonmetallic mineral manufacturing and merchant wholesalers and durable goods, offset by declines in the food and beverage manufacturing industries, and the mining industry. The Aerospace segment had a slight decrease in organic gross profit due to the absence of commercial sales of the JPF to foreign militaries, lower shipments under our Sikorsky BLACK HAWK helicopter cockpit program due to lower customer requirements, a lower volume of work on our unmanned K-MAX® aircraft system, lower sales volume for our legacy fuze programs and $3.3 million in net loss resulting from the resolution of a program related matter. These decreases of approximately $22.2 million were largely offset by higher sales of our bearing products and an increased volume of sales of the JPF to the USG.

Selling, General & Administrative Expenses (S,G&A) from Continuing Operations

	2013	2012	2011
In thousands
S,G&A	$363,945	$349,030	$324,722
$ change	14,915	24,308	35,703
% change	4.3%	7.5%	12.4%
% of net sales	21.6%	21.9%	22.0%

S,G&A increased for the year-ended December 31, 2013, as compared to 2012. The following table details the components of this change:

	2013	2012	2011

Organic S,G&A:
Distribution	(0.7)%	0.8%	2.6%
Aerospace	0.4%	(3.0)%	4.5%
Corporate	(0.4)%	2.6%	(0.1)%
Total Organic S,G&A	(0.7)%	0.4%	7.0%

Acquisition S,G&A:
Distribution	5.0%	5.8%	3.6%
Aerospace	—%	1.3%	1.8%
Corporate	—%	—%	—%
Total Acquisition S,G&A	5.0%	7.1%	5.4%

% change in S,G&A	4.3%	7.5%	12.4%

S,G&A expenses from continuing operations increased for 2013 as compared to 2012 primarily due to $17.3 million of expenses related to our 2013 and 2012 acquisitions and an increase in expenses at our Aerospace segment. The increase in expense at our Aerospace segment was primarily due to higher research and development costs of approximately $2.0 million. These increases were slightly offset by lower expense for the Distribution segment's organic business due to $3.2 million of savings realized from the restructuring completed in the first quarter of 2013. Corporate expenses remained relatively flat from 2012 to 2013. This was a result of lower expenses related to our defined benefit pension plan, offset by an increase in insurance costs and building renovation expenses.

S,G&A expenses from continuing operations increased for 2012 as compared to 2011 due to $23.3 million of expenses related to our 2012 and 2011 acquisitions, an increase in organic expense at our Distribution segment and higher corporate expenses. The increase in expense at our Distribution segment was attributable to an increase in employee related costs including group health insurance, and an increase in expense associated with the implementation of the new ERP system. Corporate expense increased $7.3 million for 2012 as compared to 2011, with increases in our incentive compensation expense due to an increase in the number of participants, higher acquisition related costs, and the absence of the nonrecurring benefit of $2.4 million associated with the death of a former executive received in 2011. Partially offsetting these increases was an organic decrease in expense at our Aerospace segment. The lower expense at our Aerospace segment was primarily due to the absence of a $4.75 million expense associated with the settlement of the FMU-143 matter in 2011.

Goodwill Impairment

	2013	2012	2011
In thousands
Goodwill impairment	$2,071	$—	$—

During 2012, the Company's VT Composites reporting unit experienced delays on certain programs that were driven by changes in customers' requirements. The Company anticipated these changes in requirements would shift revenues and related cash flows into 2013 and future periods. The anticipated revenues did not materialize to the levels we had projected in 2013, and therefore the results of Step 1 of the impairment analysis resulted in a fair value for the reporting unit below its carrying value. Prior to proceeding to Step 2 of the impairment analysis, management assessed the tangible and intangible assets subject to amortization to determine if they were impaired and concluded they were not. Upon completion of the Step 2 impairment analysis, we recorded a non-cash non-tax deductible goodwill impairment charge of $2.1 million, or 11% of the reporting unit's total goodwill balance, to reduce the carrying value of goodwill to its implied fair value. This charge has been included in the operating results of the Company's Aerospace segment.

Operating Income from Continuing Operations

	2013	2012	2011
In thousands
Operating income	$100,480	$92,838	$87,581
$ change	7,642	5,257	29,386
% change	8.2%	6.0%	50.5%
% of net sales	6.0%	5.8%	5.9%

The increase in operating income from continuing operations for 2013 as compared to 2012 was driven by an increase at our Aerospace segment. The increase in operating income for 2012 as compared to 2011 was driven by increases at both our segments. See Segment Results of Operations and Financial Condition below for further discussion of segment operating income.

Interest Expense, Net

	2013	2012	2011
In thousands
Interest expense, net	$12,559	$12,185	$11,646

Net interest expense generally consists of interest charged on the revolving credit facility and other borrowings and the amortization of debt issuance costs, offset by interest income. The increase in net interest expense for 2013 as compared to 2012 was primarily due to higher average borrowings under our revolving credit facility. At December 31, 2013, the interest rate for outstanding amounts on both the revolving credit facility and term loan agreement was 1.72% compared to 1.75% at December 31, 2012.

The increase in net interest expense for 2012 as compared to 2011 was primarily due to higher average borrowings under our revolving credit facility and a higher average interest rate for the period, partially offset by lower bank commitment fees and letter of credit fees.

Effective Income Tax Rate for Continuing Operations

	2013	2012	2011
Effective income tax rate	35.2%	33.3%	34.5%

The effective tax rate for continuing operations represents the combined federal, state and foreign tax effects attributable to pretax earnings for the year. The increase in the effective rate for 2013 as compared to 2012 was primarily due to the non-cash non-tax deductible goodwill charge and the reversal in 2012 of a liability for unrecognized tax benefits.

The decrease in the effective rate for 2012 as compared to 2011 was due principally to the reversal of a liability for unrecognized tax benefits.

Gain on Disposal of Discontinued Operations, Net of Tax

The Company sold substantially all of the assets and liabilities of our Distribution segment's Canadian operations on December 31, 2012. The sale resulted in a net gain on disposal of discontinued operations of $0.4 million and $1.3 million for the years ended December 31, 2013 and 2012, respectively. More information on this transaction can be found in Note 2, Discontinued Operations, in the Notes to Consolidated Financial Statements included in this Form 10-K.

Other Matters

Information regarding our various environmental remediation activities and associated accruals can be found in Note 17, Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in this Form 10-K.

SEGMENT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Distribution Segment

Our Strategy

The Distribution segment's strategy is to grow and improve margins both organically and through acquisitions, broaden and improve our product and service offerings in mechanical, electrical and fluid power, expand our geographic footprint in order to enhance our position in the competition for municipal, regional and national accounts, and improve productivity and customer service through investments in technology and the effective integration of acquisitions.

Results of Operations

	2013	2012	2011
In thousands
Net sales	$1,067,839	$1,012,059	$930,131
$ change	55,780	81,928	116,715
% change	5.5%	8.8%	14.3%

Operating income	$43,326	$50,560	$46,894
$ change	(7,234)	3,666	16,889
% change	(14.3)%	7.8%	56.3%
% of net sales	4.1%	5.0%	5.0%

Net sales from continuing operations

Organic sales per sales day is a metric management uses to evaluate performance trends in its Distribution segment and is calculated by taking total organic sales during a specific period divided by the number of sales days in that period. See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures, in this Form 10-K.

	2013 vs. 2012		2012 vs. 2011
Organic Sales Per Sales Day (in thousands, except numbers of sales days)
Net sales from continuing operations	$1,067,839	$1,012,059	$1,012,059	$930,131
Acquisition sales (a)	72,578	—	85,272	1,626
Organic sales	$995,261	$1,012,059	$926,787	$928,505
Sales days	253	253	253	253
Organic sales per sales day	$3,934	$4,000	$3,663	$3,670
% change	(1.7)%	8.8%	(0.2)%	13.7%

(a)Sales contributed by an acquisition are included in organic sales beginning with the thirteenth month following the date of acquisition. Prior period information is adjusted to reflect acquisition sales for that period as organic sales when calculating organic sales per sales day.

Net sales for 2013 increased as compared to 2012 due to the contribution of $72.6 million in sales in 2013 from our 2013 and 2012 acquisitions, offset in part by lower organic sales. The Distribution segment's organic sales per sales day decreased in 2013 primarily due to lower sales in the food and beverage manufacturing markets and fabricated metal product manufacturing industries, while the demand in transportation equipment, non-metallic mineral manufacturing, computer and electronic product manufacturing and chemical manufacturing increased.

Net sales for 2012 increased as compared to 2011 due to the contribution of $85.3 million in sales for 2012 from our 2012 and 2011 acquisitions. The Distribution segment's organic sales decreased slightly from 2011. As a result of economic conditions, the industries in which this segment operates experienced slower growth during 2012. Specifically, there were declines in the food and beverage manufacturing industries, mining industry and machinery manufacturing industry, mostly offset by increases in primary metal and fabricated metal manufacturing, nonmetallic mineral manufacturing and merchant wholesalers and durable goods.

Operating Income

Operating income decreased during 2013 as compared to 2012 primarily due to higher operating expenses as a result of our 2013 and 2012 acquisitions, lower volume incentives due to the reduced sales volume noted above, $2.4 million of losses on mining contracts at our Mexico operations and $2.8 million of expense associated with the restructuring in the first quarter of 2013. These decreases were partially offset by cost savings of approximately $6.4 million as a result of the restructuring.

Operating income increased during 2012 as compared to 2011 primarily due to the increased sales volume as a result of our 2012 and 2011 acquisitions. The increases were partially offset by an increase in employee related costs, including group health insurance, and an increase in expense associated with the implementation of our new ERP system.

Other Matters

Parker

We continue the process of implementing our national reseller agreement with Parker Hannifin Corporation ("Parker") hydraulics, fluid connectors and automation products via their select Tri-Motion distributors. We have made progress toward the conversion of several brands of fluid power products to Parker and will continue training initiatives in the coming quarters as we transition our customers' requirements. Sales of Parker branded products, when measured on a same store basis, were up 11.8% in 2013 as compared to the prior year; however, this growth has been mostly offset by the anticipated declines in the other fluid power brands. We believe our relationship with Parker is an important long-term marketing and strategic growth initiative for our Distribution segment.

Enterprise Resource Planning System ("ERP")

In July 2012, we announced our decision to invest in a new enterprise-wide business system for our Distribution segment. The current anticipated total investment in the new system is approximately $45 million, which will be spread over a number of years. Of the total investment, approximately 75% will be capitalized. Depreciation and amortization of the capitalized cost is expected to begin in the first half of 2014 and increase over the following three to four years. In order to minimize disruptions to our ongoing operations we have developed a project plan that takes a phased approach to implementation and includes appropriate contingencies. For the years ended December 31, 2013 and 2012, expenses incurred were approximately $1.3 million and $1.3 million, respectively, and capital expenditures were $9.9 million and $7.4 million, respectively. In 2014, the Distribution segment is expected to reach a significant milestone when the Minarik Automation & Controls facilities go live on the new system.

Aerospace Segment

Our Strategy

Our strategy for the Aerospace segment is to expand our global market position in defense and commercial markets while maintaining leadership in product technical performance and application engineering support, and continuing to concentrate on lean manufacturing techniques, lead time reduction and low cost sourcing.

Results of Operations

The following table presents selected financial data for our Aerospace segment:

	2013	2012	2011
In thousands
Net sales	$613,967	$580,769	$547,403
$ change	33,198	33,366	60,887
% change	5.7%	6.1%	12.5%
Operating income	$102,573	$89,142	$80,424
$ change	13,431	8,718	13,273
% change	15.1%	10.8%	19.8%
% of net sales	16.7%	15.3%	14.7%

Net Sales

2013 versus 2012
Aerospace segment net sales increased primarily due to a $31.5 million increase in sales on our military programs. The increase in military sales was primarily attributable to the initial recognition of revenue on the SH-2G(I) contract with New Zealand, increased sales on our JPF program, revenue recognized on the AH-1Z program and higher military bearing product sales. These increases totaled $46.7 million and were offset by a $14.9 million decrease in other sales, including a $5.8 million decrease in sales resulting from the cancellation of the blade erosion coating program, a decline in shipments on the Sikorsky BLACK HAWK helicopter program and lower fabrication sales.
Commercial sales increased $1.7 million for 2013 as compared to 2012. This increase was due to higher commercial bearing product sales, an increase in deliveries of various commercial composite and metallic structures products/programs and higher tooling sales. These increases totaled $21.8 million but were substantially offset by a $19.6 million decrease in sales due to lower sales of engineering design services resulting from a reduction in requirements by a major OEM customer, the absence of the $2.5 million of sales recorded in 2012 upon resolution of a program related matter and lower sales of K-MAX® commercial spares.
2012 versus 2011
Net sales increased for 2012 as compared to 2011 due to a $39.8 million increase in commercial sales primarily attributable to higher commercial bearing product sales, an increase in sales volume on our commercial composite programs, higher volume of sales of K-MAX® commercial spare parts, the incremental contribution of sales from the acquisition of VT Composites in 2011 and increased shipments on the Boeing 777 due to customer requested rate increases. These increases totaled $41.7 million and were partially offset by decreases in engineering design services for commercial platforms primarily driven by a reduction in customer requirements. Additionally, sales increased due to the resolution of a program related matter in the fourth quarter of 2012 which resulted in the receipt of $2.5 million.
Military sales decreased $6.4 million for 2012 as compared to 2011. The decrease was due to lower shipments on our Sikorsky BLACK HAWK helicopter cockpit and joining programs, a decrease in sales volume on our legacy fuze programs, a decrease in sales volume on our helicopter aftermarket programs, including the SH-2G(E) upgrade program and sales of SH-2G spare parts to New Zealand. These decreases totaled $44.2 million but were largely offset by a $37.5 million increase attributable to higher military bearing product sales and higher JPF program sales.

Operating Income

2013 versus 2012
The increase in operating income for 2013 as compared to 2012 was primarily due to gross profit attributable to the revenue recognized on the SH-2G(I) program, higher commercial and military bearing product sales and higher gross profit on our JPF program. Additionally, operating income benefited from the absence of the $3.3 million net loss related to the resolution of a program related matter in 2012. These product/program profit increases totaled $24.7 million. The higher profit contributions were partially offset by $7.5 million of lower gross profit related to lower sales and corresponding profit of engineering design services, lower sales and corresponding profit on the Sikorsky BLACK HAWK helicopter cockpit program and a $2.1 million non-cash non-tax deductible goodwill impairment charge. Additionally, SG&A expense increased $3.6 million, which was partially due to a $2.0 million increase in research and development expense.
2012 versus 2011
Operating income increased for 2012 as compared to 2011 as a result of increased gross profit due to higher shipments of the JPF to the USG, increased sales and corresponding profit on commercial and military bearing products and lower SG&A costs, including the absence of legal fees related to the settlement of the FMU-143 program litigation matters in 2011. These increases totaled $34.9 million.
Offsetting these increases were lower commercial sales of the JPF fuze to foreign militaries, a lower gross profit on our legacy fuze programs, lower shipments on our Sikorsky BLACK HAWK programs, lower volume of work on our unmanned K-MAX® aircraft system, a lower volume of work on our helicopter aftermarket programs and a write-off of $3.3 million related to the settlement of a program related matter. These decreases totaled $25.5 million.

Long-Term Contracts

For long-term aerospace contracts, we generally recognize sales and income based on the percentage-of-completion method of accounting, which allows for recognition of revenue as work on a contract progresses. We recognize sales and profit based on either (1) the cost-to-cost method, in which sales and profit are recorded based upon the ratio of costs incurred to estimated total costs to complete the contract, or (2) the units-of-delivery method, in which sales are recognized as deliveries are made and cost of sales is computed on the basis of the estimated ratio of total contract cost to total contract sales.

Revenue and cost estimates for all significant long-term contracts for which revenue is recognized using the percentage-of-completion method of accounting are reviewed and reassessed quarterly. Based upon these reviews, we record the effects of adjustments in profit estimates each period. If at any time management determines that in the case of a particular contract total costs will exceed total contract revenue, we record a provision for the entire anticipated contract loss at that time. The net decrease in our operating income from changes in contract estimates totaled $3.0 million for the year ended December 31, 2013, $4.7 million for the year ended December 31, 2012, and $2.7 million for the year ended December 31, 2011. These decreases were primarily driven by cost growth on aerostructure assemblies. Additionally, in 2012 and 2011 we experienced cost growth on our JPF program.

Backlog

	2013	2012	2011
In thousands
Backlog	$601,954	$531,923	$531,920

The backlog balance increased from 2012 to 2013, primarily due to the $120.6 million contract for the sale of ten SH-2G(I) aircraft, spare parts, a full mission flight simulator, and related logistics support to the New Zealand Ministry of Defence and an increase of $34 million related to our USG JPF program. These increases were primarily offset by deliveries of bearing products and fuzes under our JPF program.

The backlog balance remained consistent from 2011 to 2012; however, the composition of backlog changed. Backlog related to our JPF program decreased by $59.4 million, which was in large part offset by a $31.3 million increase in our UH-60 backlog and a $14.8 million increase in backlog for our commercial composites programs.

Major Programs/Product Lines

Defense Markets

A-10

The segment has contracted with Boeing to produce the wing control surfaces (inboard and outboard flaps, slats and deceleron assemblies) for the U.S. Air Force’s A-10 fleet. This contract has a potential value of over $110.0 million; however, annual quantities will vary, as they are dependent upon the orders Boeing receives from the U.S. Air Force. Initial deliveries under this program began in the third quarter of 2010 and full rate production began during the fourth quarter of 2012. Approximately 31 ship sets were delivered in 2013. In recent press reports, the continuation of this program has been called into question; however, management has not received any indication from its customer that this program will be terminated. We continue to receive orders for future delivery and at December 31, 2013, our backlog was $25.2 million.

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

BLACK HAWK

The Sikorsky BLACK HAWK helicopter cockpit program involves the manufacture of cockpits including the installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines, and the composite structure that holds the windscreen for most models of the BLACK HAWK helicopter. As a result of lower customer demand, we delivered only 114 cockpits this year as compared to the 124 cockpits delivered in 2012. Included in backlog at December 31, 2013, is $84.4 million for orders on this program.

The segment also performed additional subcontract work involving blade erosion coating on this aircraft. During the fourth quarter of 2012, this program was put on stop work by the customer, due to a supplier related matter. In the fourth quarter of 2013, we were notified the blade erosion coating program had been canceled.

AH-1Z

The segment manufactures cabins for the increased capability AH-1Z attack helicopter, which is produced by Bell Helicopter for the U.S. Marine Corps. The cabin is the largest and most complex airframe structure utilized in the final assembly of the AH-1Z helicopter and has not been manufactured new since 1995. We currently have $24.3 million in backlog for orders under this program, and with potential follow-on options the program value could exceed $200.0 million. The first cabin was delivered in the fourth quarter of 2013.

C-17

The segment continues production of structural wing subassemblies for the Boeing C-17. We have received orders under this program that will extend our work through the fourth quarter of 2014. During 2013, we delivered 10 ship sets. We expect to deliver 10 ship sets in 2014.

Egypt SH-2G(E)

The segment continues work under a program for depot level maintenance and upgrades for nine Kaman SH-2G(E) helicopters originally delivered to the Egyptian government during the 1990s. This program has a total contract value of approximately $81.0 million. As of December 31, 2013, $3.0 million remains in backlog for this program.

SH-2G(I)

On May 6, 2013, we announced that the New Zealand Ministry of Defence ("MoD") entered into a $120.6 million contract for the purchase of ten SH-2G(I) Super Seasprite aircraft, spare parts, a full mission flight simulator, and related logistics support. The contract calls for the aircraft to be delivered over a period of approximately three years. We have begun work under this program and expect to deliver the first aircraft in the second half of 2014.

FMU-152 – Joint Programmable Fuze (“JPF”)

We manufacture the JPF, an electro-mechanical bomb safe and arming device, which allows the settings of a weapon to be programmed in flight. During 2009, we entered into a contract modification with the USAF for the award of Options 6, 7 and 8 under our multi-option JPF contract. Under Option 8, we were awarded a total of $79.2 million in JPF orders from the USAF for fuzes to be delivered in 2012 and 2013. In the third quarter of 2013, we were awarded USAF sales orders totaling $78.5 million under a new base contract, also referred to as Option 10. Total JPF backlog at December 31, 2013, is $99.6 million.

A total of 6,873 fuzes passed acceptance testing and were delivered to our customers during the fourth quarter of 2013, for a total of 20,883 fuzes delivered in 2013. We occasionally experience lot acceptance test failures due to the complexity of the product and the extreme parameters of the acceptance test. Given the maturity of the product, we now generally experience isolated failures, rather than systematic ones. As a result, identifying a root cause can take longer and result in inconsistent delivery quantities from quarter to quarter. We expect to deliver 20,000 to 26,000 fuzes in 2014.

MH-92

The Sikorsky Canadian MH-92 helicopter program includes the manufacture and assembly of composite tail rotor pylons. This program has undergone numerous customer directed design changes that caused costs on this program to exceed the originally proposed price for the contract. To date, we have recorded $8.0 million in contract losses, none of which was recorded in 2013. As of December 31, 2013, we have four units left to ship under this program.

Commercial Markets

777 / 767

In late 2007, we signed a seven-year follow-on contract with Boeing for the production of fixed wing trailing edge assemblies for the Boeing 777 and 767 aircraft. During 2013, on average we delivered 8 ship sets per month on the Boeing 777 platform and 1 ship set per month on the Boeing 767. For 2014, we currently estimate deliveries on the 777 and 767 programs to remain consistent with 2013. This multi-year contract has a potential value in excess of $100 million; however, annual quantities will vary, as they are dependent upon the orders Boeing receives from its customers. We are currently in negotiations for a follow-on contract.

Airbus

Our U.K. Composites operations provide composite components for many Airbus platforms. The most significant of these are the A320, A330, A340 and A350. Orders for all of these platforms are dependent on the customer’s build rate.

Bearings

Our bearings products are included on commercial airliners and regional/business jets manufactured in North and South America, Europe and Asia and are used as original equipment and/or specified as replacement parts by airlines and aircraft manufacturers. These products are primarily proprietary self-lubricating, ball and roller bearings for aircraft flight controls, turbine engines, landing gear, and driveline couplings for helicopters. The most significant portion of our commercial sales is derived from Boeing and Airbus platforms, such as the Boeing 737, 747, 777 and 787 and the Airbus A320, A330, A350 and A380.

Bell Helicopter

In September 2009, we were awarded a five-year contract with a potential value of $53.0 million to build composite helicopter blade skins and skin core assemblies for Bell Helicopter. Under the terms of the contract, we are providing 18 different assemblies for H1, 406, 407, 412, 427, 429, 430 and BA609 aircraft. All work is being performed at our full-service aerospace innovation and manufacturing support center in Bloomfield, Connecticut. At December 31, 2013, $14.3 million was included in backlog for orders under this program, which will allow us to continue to perform work under this program through the end of 2014. Annual quantities for this program will vary, as they are dependent upon the orders Bell receives from its customers.

Engineering Design Services

The Company offers engineering design services to Aerospace OEM customers. Engineering design service programs generate revenue primarily through the billing of employees' time spent on customer projects. Our engineers provide value to new aircraft development and product improvement programs.

Learjet 85

In 2010, our U.K. Composites operation was awarded a contract for the Learjet 85 program. We manufacture composite passenger entry and over-wing exit doors for the Learjet 85, a mid-sized business jet built primarily from composites and featuring advances in aerodynamics, structures and efficiency. We began delivery during the second quarter of 2013.

Other Matters

Sequestration

During 2011, the federal government was unable to reach agreement on budget reduction measures required by the Budget Control Act of 2011 (the “Budget Act”) passed by Congress. Because Congress and the Administration could not reach agreement, the Budget Act triggered automatic reductions in both defense and discretionary spending in January 2013. While we do not believe these automatic spending reductions directly impacted our business, financial condition or operating results during 2013, the future impact of sequestration is uncertain and there can be no assurance that these automatic across-the-board budget cuts will not adversely affect our business and profitability in future periods. We believe our portfolio of programs and product offerings are well positioned and will not be materially impacted by DoD budget cuts in 2014. We continue to monitor developments in this area and work with our suppliers and customers to understand the potential impact on our Company.

For a discussion of other matters related to our Aerospace segment see Note 17, Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in this Form 10-K.

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

We continue to rely upon bank financing as an important source of liquidity for our business activities including acquisitions. We believe this, when combined with cash generated from operating activities, will be sufficient to support our anticipated cash requirements for the foreseeable future. However, we may decide to raise additional debt or equity capital to support other business activities including potential future acquisitions. We anticipate our capital expenditures will be approximately $35.0 to $40.0 million in 2014, primarily related to machinery and equipment and information technology infrastructure.
In addition to our working capital requirements, one or more of the following items could have an impact on our liquidity during the next 12 months:

•	the matters described in Note 17, Commitments and Contingencies, in the Notes to Consolidated Financial Statements, including:

•	the cost of defending the Wichita matter; and

•	the cost of existing environmental remediation matters;

•	required contributions to our qualified pension plan and Supplemental Employees’ Retirement Plan (“SERP”);

•	costs associated with new aerospace start-up programs; and

•	the extension of payment terms by our customers.

However, we do not believe any of these matters will lead to a shortage of capital resources or liquidity that would prevent us from continuing with our business operations as expected.

We regularly monitor credit market conditions to identify potential issues that may adversely affect, or provide opportunities for, the securing and/or pricing of additional financing, if any, that may be necessary to continue with our growth strategy and finance working capital requirements. This is evidenced by the Credit Agreement entered into during the fourth quarter of 2012 and our $115.0 million issuance of convertible notes in November 2010.

Management regularly monitors its pension plan asset performance and the assumptions used in the determination of our benefit obligation, comparing them to actual performance. We continue to believe the assumptions selected are valid due to the long-term nature of our benefit obligation.

In 2013, the Company signed a $120.6 million contract to resell ten of the former Australian SH-2G(A) (now designated SH-2G(I)) aircraft, a full mission flight simulator, and related logistics support to the New Zealand Ministry of Defence. Pursuant to the terms of the revenue sharing agreement with the Commonwealth of Australia, the Company will share proceeds from the resale with the Commonwealth on a predetermined basis. Through December 31, 2013, the Company has paid $39.5 million (AUD), the required minimum amount of payments pursuant to the revenue sharing agreement, and has accrued $1.4 million for amounts due in excess of the required minimum payments based upon the sale price stipulated in the contract with New Zealand.

Upon entering into the sales contract with the New Zealand Ministry of Defence, we agreed to provide unconditional letters of credit for the receipt of advance payments on this program. As we perform under the contract and meet certain predetermined milestones, the letter of credit requirements will be gradually reduced. As of December 31, 2013, the letter of credit balance associated with this program was $30.3 million.

A summary of our consolidated cash flows from continuing operations is as follows:

	2013	2012	2011	13 vs. 12	12 vs. 11
(in thousands)
Total cash provided by (used in):
Operating activities	$62,547	$84,580	$43,861	$(22,033)	$40,719
Investing activities	(61,275)	(117,856)	(106,116)	56,581	(11,740)
Financing activities	(8,115)	39,640	45,473	(47,755)	(5,833)

Free Cash Flow(a) :
Net cash provided by (used in) operating activities	$62,547	$84,580	$43,861	$(22,033)	$40,719
Expenditures for property, plant and equipment	(40,928)	(32,569)	(28,816)	(8,359)	(3,753)
Free cash flow	$21,619	$52,011	$15,045	$(30,392)	$36,966

(a) Free Cash Flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less expenditures for property plant and equipment, both of which are presented in our consolidated statements of cash flows. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures, in this Form 10-K.

2013 vs. 2012

Net cash provided by operating activities of continuing operations decreased $22.0 million in 2013 compared to 2012, primarily due to an increase in accounts receivable balances at both segments, partially due to approximately $16.0 million of outstanding receivables with foreign customers associated with our Aerospace segment's JPF program which was collected subsequent to year end. Offsetting the decrease in cash provided was a lower use of cash for accounts payable, primarily related to inventory buys made in the fourth quarter.

Net cash used in investing activities of continuing operations decreased $56.6 million due to a $69.8 million decrease in cash used for acquisitions, partially offset by an increase of $8.4 million in cash used for the purchase of property, plant and equipment, including the new ERP system at our Distribution segment and improvements to the Company's corporate facilities.

Net cash used in financing activities of continuing operations for 2013 was $8.1 million, compared to net cash provided by financing activities of continuing operations for 2012 of $39.6 million. This change reflects the proceeds of $100.0 million we received in 2012 from the issuance of long-term debt that did not occur in 2013. This decrease was offset by borrowings under the revolving credit agreement and lower debt repayments.

2012 vs. 2011

Net cash provided by operating activities of continuing operations increased $40.7 million in 2012 compared to 2011, primarily due to the following:

•	increased net earnings, driven by increased operating income at both our segments;

•	a decrease in contributions to our qualified pension plan;

•	a decrease in our accounts receivable balances due to improved collection efforts at both our segments;

•	an increase in inventory due to lower sales volume in the fourth quarter at our Distribution segment and an increase in program start-up costs in our Aerospace segment; and

•
an increase in cash used to liquidate prior year accruals and other payables due to settlement of the FMU-143 matter in early 2012, partially offset by lower payments of the Australian liability in 2012 as compared to 2011.

Net cash used in investing activities of continuing operations increased $11.7 million due to an increase in cash used for acquisitions and the purchase of property, plant and equipment, including the new ERP system at our Distribution segment. These increases were partially offset by the receipt of $8.7 million from the disposal of our Distribution segment's Canadian operations.

Net cash provided by financing activities of continuing operations decreased $5.8 million in 2012 compared to 2011. In 2012, we had net repayments under the former revolving credit agreement of $11.3 million, compared to net borrowings of $62.0 million in 2011. Additionally, we received proceeds of $100.0 million from the issuance of long-term debt in 2012 and had debt repayments of $35.0 million on the former term loan agreement.

Financing Arrangements

Credit Agreement

On November 20, 2012, we entered into a new Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and RBS Citizens, N.A. as Co-Syndication Agents, J.P. Morgan Securities LLC (“J.P. Morgan Securities”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) and RBS Citizens, N.A. as Joint Bookrunners and Joint Lead Arrangers, and the other lenders named therein (collectively, the “Lenders”), which expires on July 31, 2017. The Credit Agreement replaced our then existing $275.0 million Amended and Restated Revolving Credit Agreement and $42.5 million Second Amended and Restated Term Loan Credit Agreement.

The Credit Agreement provides a $400.0 million revolving credit facility under which we may issue letters of credit for our benefit and a $100.0 million term loan facility. The term loan commitment requires quarterly payments of principal (which commenced on March 31, 2013) at the rate of $2.5 million per quarter with $55.0 million payable in the final quarter of the facility's term. We may increase the aggregate amount of each of the revolving credit facility and the term loan facility by up to $100.0 million in accordance with the terms of the Credit Agreement.

Interest rates on amounts outstanding under the Credit Agreement are variable. At December 31, 2013 and 2012, the interest rates for the outstanding amounts on the Credit Agreement were 1.72% and 1.75%, respectively. In addition, we are required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.200% to 0.325% per annum, based on the Consolidated Senior Secured Leverage Ratio. Fees for outstanding letters of credit range from 1.250% to 2.125%, based on the Consolidated Senior Secured Leverage Ratio.

The financial covenants associated with the Credit Agreement include a requirement that (i) the ratio of Consolidated Senior Secured Indebtedness to Consolidated EBITDA, as defined in the Credit Agreement, cannot be greater than 3.50 to 1.00, (ii) the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, as defined in the Credit Agreement, cannot be greater than 4.00 to 1.00, and (iii) the ratio of Consolidated EBITDA to to the sum of (a) all interest, premium payments, debt discounts, fees, charges and related expenses and (b) the portion of rent expense under capital leases that is treated as interest expense, as defined in the Credit Agreement, cannot be less than 4.00 to 1.00. The Company was in compliance with those financial covenants as of and for the quarter ended December 31, 2013, and management does not anticipate noncompliance in the foreseeable future.

Total average bank borrowings under our revolving credit facility and term loan facility during the year ended December 31, 2013, were $188.8 million compared to $143.1 million for the year ended December 31, 2012. As of December 31, 2013 and 2012, there was $285.6 million and $331.1 million available for borrowing, respectively, net of letters of credit. However, based on EBITDA levels for 2013 amounts available for borrowing were limited to $217.6 million. Letters of credit are generally considered borrowings for purposes of calculating available borrowings. A total of $36.8 million and $14.6 million in letters of credit was outstanding as of December 31, 2013 and 2012, respectively. The letter of credit related to the guaranteed minimum payments to the Commonwealth of Australia in connection with the ownership transfer of the 11 SH-2G(A) helicopters (along with spare parts and associated equipment) was eliminated in the second quarter of 2013, having been $6.7 million at December 31, 2012, following the delivery of the final guaranteed minimum payment of $6.4 million (AUD) on April 2, 2013. The letter of credit balance related to the SH-2G(I) New Zealand sales contract was $30.3 million at December 31, 2013. The letter of credit balance related to this contract could reach a potential $60.1 million over its three-year term.

Convertible Notes

In November 2010, we issued convertible unsecured notes due on November 15, 2017, in the aggregate principal amount of $115.0 million in a private placement offering (the "Convertible Notes"). These notes bear 3.25% interest per annum on the principal amount, payable semiannually in arrears on May 15 and November 15 of each year, beginning on May 15, 2011. Proceeds from the offering were $111.0 million, net of fees and expenses which were capitalized. The proceeds were used to repay $62.2 million of borrowings outstanding on the Company’s Revolving Credit Agreement, make a $25.0 million voluntary contribution to the Qualified Pension Plan and pay $13.2 million for the purchase of call options related to the convertible note offering. See below for further discussion of the call options.

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

The following table illustrates the conversion rate at each date:

	December 31, 2013	December 31, 2012
Convertible Notes
Conversion Rate per $1,000 principal amount (1)	29.6292	29.5635
Conversion Price (2)	$33.75	$33.83
Contingent Conversion Price (3)	$43.88	$43.97
Aggregate shares to be issued upon conversion (4)	3,407,357	3,399,802
(1) Represents the number of shares of Common Stock hypothetically issuable per $1,000 principal amount of Notes, subject to adjustments per the Convertible Note Indenture dated November 19, 2010. At the date the Company issued the Convertible Notes, the conversion rate initially equaled 29.4499 shares of common stock per $1,000 principal amount of notes (which is equivalent to an initial conversion price of approximately $33.96 per share of common stock). The conversion rate is subject to adjustment upon the occurrence of certain specified events, such as an increase in the dividend paid to shareholders.
(2) Represents $1,000 divided by the conversion rate as of such date. The conversion price reflects the strike price of the embedded option within the Convertible Note. Were the Company's share price to exceed the conversion price at conversion the noteholders would be entitled to receive additional consideration either in cash, shares or a combination, the form of which is at the sole discretion of the Company.
(3) Prior to May 15, 2017, the notes are convertible only in the following circumstances: (1) during any fiscal quarter commencing after April 1, 2011, and only during any such fiscal quarter, if the last reported sale price of our common stock was greater than or equal to 130% of the applicable conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, (2) upon the occurrence of specified corporate transactions, or (3) during the five consecutive business-day period following any five consecutive trading-day period in which, for each day of that period, the trading price for the notes was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day. On and after May 15, 2017 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon a change in control or termination of trading, holders of the notes may require us to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount, plus any accrued and unpaid interest.
 (4) Represents the number of shares hypothetically issuable upon conversion of the principal balance of the Convertible Notes at each date; however, as the terms of the Convertible Notes require net share settlement, the aggregate principal amount of the notes will be paid in cash. Amounts due in excess of the principal, if any, may be settled in cash, shares of the Company's common stock or a combination of cash and shares of common stock, at the Company's election.

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

The following table illustrates the warrant price at each date:

	December 31, 2013	December 31, 2012
Warrants
Warrant Price	$44.14	$44.23

The note payable principal balance at the date of issuance of $115.0 million was bifurcated into the debt component of $101.7 million and the equity component of $13.3 million. The difference between the note payable principal balance and the value of the debt component is being accreted to interest expense over a period of 7 years. The debt component was recognized at the present value of associated cash flows discounted using a 5.25% discount rate, the borrowing rate at the date of issuance for a similar debt instrument without a conversion feature. We recorded $0.5 million of debt issuance costs as an offset to additional paid-in capital. The balance, $3.1 million, is being amortized over the term of the notes.

The following table illustrates the dilutive effect of securities issued under the convertible debt and warrants at various theoretical average share prices for our stock as of December 31, 2013:

	Theoretical Average Share Price of Kaman Stock
	$33.75	$40.00	$44.14	$45.00	$50.00
Dilutive Shares associated with:
Convertible Debt	—	532,357	802,010	851,801	1,107,357
Warrants	—	—	—	65,118	399,342
Total dilutive shares	—	532,357	802,010	916,919	1,506,699

Debt Issuance Costs

Total expense associated with the amortization of debt issuance costs for the years ended December 31, 2013, 2012 and 2011, was $1.1 million, $1.3 million and $1.3 million, respectively.

Interest Rate Swaps

During 2013, we entered into interest rate swap agreements for the purposes of hedging the eight quarterly variable-rate Term Loan interest payments due in 2014 and 2015. These interest rate swap agreements were designated as cash flow hedges and intended to manage interest rate risk associated with our variable-rate borrowings and minimize the impact on our earnings and cash flows of interest rate fluctuations attributable to changes in LIBOR rates. For the years ended December 31, 2013 and 2012, there was no additional interest expense associated with interest rate swap agreements. For future periods, as a result of the interest rate swap agreements, the fixed rate per the agreements may be higher than the variable rate on our Term Loan.

Other Sources/Uses of Capital

Pension

We contributed $10.0 million to the qualified pension plan and $2.3 million to the SERP during 2013. In 2012, we contributed $10.0 million to the qualified pension plan and $1.6 million to the SERP. In 2014, we have contributed $10.0 million to the qualified pension plan (as of the date of this filing) and expect to contribute $0.8 million to the SERP.

Acquisitions

The following table illustrates the cash paid for acquisitions:

	For the year ended December 31,
	2013	2012	2011
In thousands
Cash paid for acquisitions completed during the year	$17,284	$74,465	$75,500
Cash paid for holdback payments during the year	828	12,307	1,460
Earnout and other payments during the year	50	1,205	712
Total cash paid for acquisitions	$18,162	$87,977	$77,672

Total consideration for the three acquisitions completed in 2013 was $17.8 million, with $0.4 million remaining to be paid to sellers representing holdback provisions. Total consideration for acquisitions completed in 2012 and 2011 was $76.8 million and $79.7 million, respectively. As of December 31, 2013, we have $1.0 million and $0.4 million remaining to be paid to sellers representing holdback provisions related to 2012 and 2011 acquisitions, respectively. We anticipate that we will continue to identify and evaluate potential acquisition candidates, the purchase of which may require the use of additional capital.

Stock Repurchase Plan

In November 2000, our Board of Directors approved a replenishment of our stock repurchase program, providing for repurchase of an aggregate of 1.4 million common shares for use in administration of our stock plans and for general corporate purposes. During 2013 and 2012, there were no shares repurchased under this program. There were 165,632 shares repurchased at an average price of $28.48 during 2011 under this program. At December 31, 2013, approximately 1.0 million shares remained authorized for repurchase under this program.

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
Organic Sales per Sales Day
Organic sales per sales day is defined as GAAP “Net sales of the Distribution segment” less sales derived from acquisitions completed during the preceding twelve months divided by the number of sales days in a given period. Sales days are the number of business days that the Distribution segment’s branch locations were open for business and exclude weekends and holidays. Management believes sales per sales day provides an important perspective on how net sales may be impacted by the number of days the segment is open for business. Management uses organic sales per sales day as a measurement to compare periods in which the numbers of sales days differ.
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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

The following table summarizes certain of the Company’s contractual obligations as of December 31, 2013:

	Payments due by period (in millions)
Contractual Obligations	Total	Within 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$167.6	$10.0	$20.0	$137.6	$—
Convertible notes	115.0	—	—	115.0	—
Interest payments on debt (a)	40.5	11.6	17.3	9.8	1.8
Operating leases	64.3	20.7	25.9	8.9	8.8
Purchase obligations (b)	143.0	134.6	8.2	0.2	—
Other long-term obligations (c)	52.4	14.7	17.1	6.0	14.6
Planned funding of pension and SERP (d)	19.6	10.8	3.4	1.0	4.4
Total	$602.4	$202.4	$91.9	$278.5	$29.6

Note: For more information refer to Note 12, Debt; Note 17, Commitments and Contingencies; Note 16, Other Long-Term Liabilities; Note 15, Pension Plans, and Note 14, Income Taxes in the Notes to Consolidated Financial Statements included in this Form 10-K.

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

(d)
This category includes planned funding of the Company’s SERP and qualified pension plan. Projected funding for the qualified pension plan beyond one year has not been included as there are several significant factors, such as the future market value of plan assets and projected investment return rates, which could cause actual funding requirements to differ materially from projected funding.

Off-Balance Sheet Arrangements

The following table summarizes our off-balance sheet arrangements:

	Payments due by period (in millions)
	Total	Within 1 year	1-3 years	3-5 years	More than 5 years
Acquisition earn-out (1)	$3.5	$3.5	$—	$—	$—
Total	$3.5	$3.5	$—	$—	$—

(1)	The obligation to pay earn-out amounts depends upon the attainment of specific milestones by an aerospace operating unit acquired in 2002.

As of December 31, 2013, we had $36.8 million of outstanding standby letters of credit under the Credit Agreement, $30.3 million of which related to the New Zealand sales contract.

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
 For long-term aerospace contracts, we generally recognize sales and income based on the percentage-of-completion method of accounting, which allows for recognition of revenue as work on a contract progresses. We recognize sales and profit based upon either (1) the cost-to-cost method, in which sales and profit are recorded based upon the ratio of costs incurred to estimated total costs to complete the contract, or (2) the units-of-delivery method, in which sales are recognized as deliveries are made and cost of sales is computed on the basis of the estimated ratio of total contract cost to total contract sales.

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

While we do not believe there is a reasonable likelihood there will be a material change in estimates or assumptions used to calculate our long-term revenues and costs, estimating the percentage of work complete on certain programs is a complex task. As a result, changes to these estimates could have a significant impact on our results of operations. These programs include the SH-2G(I) New Zealand program, the Sikorsky BLACK HAWK program, the JPF program, the Boeing A-10 program, our Bell Helicopter programs and several other programs. Estimating the ultimate total cost of these programs is challenging due to the complexity of the programs, the increase in production of new programs, the nature of the materials needed to complete these programs, change orders related to the programs and the need to manage our customers’ expectations. These programs are an important element in our continuing strategy to increase operating efficiencies and profitability as well as broaden our business base. Management continues to monitor and update program cost estimates quarterly for these contracts. A significant change in an estimate on one or more of these programs could have a material effect on our financial position and results of operations. The net decrease in our operating income from changes in contract estimates totaled $3.0 million for the year ended December 31, 2013, $4.7 million for the year ended December 31, 2012, and $2.7 million for the year ended December 31, 2011.

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

As of December 31, 2013 and 2012, our allowance for doubtful accounts was $3.8 million and $3.1 million, respectively. Receivables written off, net of recoveries, in 2013 and 2012 were $1.0 million and $1.2 million, respectively.

Currently we do not believe that we have a significant amount of risk relative to the allowance for doubtful accounts. A 10% change in the allowance would have a $0.4 million effect on pre-tax earnings.

Inventory Valuation
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions

We have four types of inventory (a) merchandise for resale, (b) contracts in process, (c) other work in process, and (d) finished goods. Merchandise for resale is stated at the lower of the cost of the inventory or its fair market value. Contracts in process, other work in process and finished goods are valued at production cost comprised of material, labor and overhead, including general and administrative expenses on certain government contracts. Contracts in process, other work in process, and finished goods are reported at the lower of cost or net realizable value. We include raw material amounts in the contracts in process and other work in process balances. Raw material includes certain general stock materials but primarily relates to purchases that were made in anticipation of specific programs that have not been started as of the balance sheet date. The total amount of raw material included in these in process amounts was 5% of the total inventory balance as of December 31, 2013, and less than 5% of the total inventory balance as of December 31, 2012.

The process for evaluating inventory obsolescence or market value often requires the company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business. We adjust our inventory by the difference between the estimated market value and the actual cost of our inventory to arrive at net realizable value. Changes in estimates of future sales volume may necessitate future write-downs of inventory value. The K-MAX® inventory balance, consisting of work in process and finished goods, was $17.0 million as of December 31, 2013. We believe that it is stated at net realizable value, although lack of demand for spare parts in the future could result in additional write-downs of the inventory value. Overall, management believes that our inventory is appropriately valued and not subject to further obsolescence in the near term.

On May 8, 2013, we announced that the New Zealand Ministry of Defence (MoD) entered into a $120.6 million contract for the purchase of ten SH-2G(I) Super Seasprite aircraft, spare parts, a full mission flight simulator, and related logistics support. Although a substantial portion of the SH-2G(I) inventory will be used in the performance of this new contract, management believes that $29.8 million of the SH-2G(I) inventory will be sold after December 31, 2014, based upon the time needed to prepare the aircraft for sale and the requirements of our customer. Additionally, an estimated $5.4 million of inventory will remain after completion of this program. This balance represents one aircraft and various spare parts.

Inventory valuation at our Distribution segment generally requires less subjective management judgment than the valuation of certain inventory in the Aerospace segment.

Management reviews the K-MAX® inventory balance on an annual basis to determine whether any additional write-downs are necessary. If such a write-down were to occur, this could have a significant impact on our operating results. A 10% write-down of the December 31, 2013, inventory balance would have affected pre-tax earnings by approximately $1.7 million in 2013.

Goodwill and Other Intangible Assets
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions
 Goodwill and certain intangible assets that have indefinite lives are evaluated at least annually for impairment. The annual evaluation is generally performed during the fourth quarter, using forecast information. All intangible assets are also reviewed for possible impairment whenever changes in conditions indicate that their carrying value may not be recoverable. For reporting units that qualify for a qualitative assessment, management will perform the two-step impairment test after a period of three years has elapsed.
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

The carrying value of goodwill as of December 31, 2013, was $105.6 million and $98.3 million for the Distribution and Aerospace segments, respectively. The Aerospace specific reporting units contributing to the total goodwill balance were as follows: Precision Products Orlando facility ("KPP-Orlando"), $32.9 million; Specialty Bearings RWG Frankenjura-Industrie Flugwerklager GMBH ("RWG"), $7.5 million; Kaman Engineering Services ("KES"), $8.5 million; VT Composites, $16.8 million; and UK Composites, $32.6 million. See Note 10, Goodwill and Other Intangible Assets, Net, in the Notes to Consolidated Financial Statements for additional information regarding these assets and for a discussion of the $2.1 million goodwill impairment charge taken by our VT Composites reporting unit.

In years that management performs a qualitative assessment we consider the following qualitative factors: general economic conditions in the markets served by the reporting units carrying goodwill, relevant industry-specific performance statistics, changes in the carrying value of the individual reporting units, and assumptions used in the most recent fair value calculation, including forecasted results of operations, the weighted average cost of capital and recent transaction multiples.

For step one of the two step impairment test, management estimated the fair value of the reporting units using an income methodology based on management's estimates of forecasted cash flows, with those cash flows discounted to present value using rates commensurate with the risks associated with those cash flows. In addition, management used a market-based valuation method involving analysis of market multiples of revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) for (i) a group of comparable public companies and (ii) recent transactions, if any, involving comparable companies. In estimating the fair value of the reporting units, a weighing of 80% to the income approach and 20% to the market-based valuation method was selected, consistent with prior year. A higher weighting was applied to the estimate derived from the income approach as it is based on Management's assumptions specific for the reporting units, which are the outcome of an internal planning process. While the guideline companies in the market based valuation method have comparability to the reporting units, they may not fully reflect the market share, product portfolio and operations of the reporting units.

For each reporting unit, we performed the Step One test and the percentage by which the fair value exceeded the carrying value was in excess of 25%, with the exception of U.K. Composites and VT Composites. For the reporting units whose fair value exceeded the carrying value in excess of 25%, a decrease of 1% in our terminal growth rates or an increase of 1% in our discount rates would not result in a fair value calculation less than the carrying value.

For U.K. Composites, the fair value exceeded the carrying value by 10%. A 1% increase in our discount rate or a 10% decrease in fair value would result in a fair value calculation less than the carrying value. A 1% decrease in our terminal growth rate would not result in a fair value calculation less than carrying value.

For VT Composites, the Step One test resulted in a fair value calculation less than the carrying value. A Step Two test was performed for this reporting unit, resulting in a $2.1 million impairment charge being taken in 2013.

As with all assumptions, there is an inherent level of uncertainty and actual results, to the extent they differ from those assumptions, could have a material impact on fair value. For example, multiples for similar type reporting units could deteriorate due to changes in technology or a downturn in economic conditions. A reduction in customer demand would impact our assumed growth rate resulting in a reduced fair value. Potential events or circumstances could have a negative effect on the estimated fair value. The loss of a major customer or program could have a significant impact on the future cash flows of the reporting unit(s). Advances in technology by our competitors could result in our products becoming obsolete.

continues on next page

Goodwill and Other Intangible Assets (continued)
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions
The carrying value of other intangible assets as of December 31, 2013, was $48.5 million and $41.0 million for the Distribution and Aerospace segments, respectively.
In performing our test we used an assumed terminal growth rate of 3.0% - 3.5% for the reporting units. The discount rate utilized to reflect the risk and uncertainty in the financial markets and specifically in our internally developed earnings projections ranged from 9.5% - 16.0% for these reporting units. Changes in these estimates and assumptions could materially affect the results of our tests for goodwill impairment.

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

In order to estimate the liability associated with LTIP awards, management must make assumptions as to how our current performance compares to current Russell 2000 data based upon the Russell 2000’s historical results. This analysis is performed on a quarterly basis. When sufficient Russell 2000 data for a year is available, which typically will not be until May or June of the following year, management will adjust the liability to reflect its best estimate of the total award. Actual results could differ significantly from management’s estimates. The total estimated liability as of December 31, 2013, was $13.1 million.

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

Our long-term incentive plan requires management to make assumptions regarding the likelihood of achieving long-term Company goals as well as estimate future Russell 2000 results.

We do not currently believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based compensation expense that could be material.

If actual results are not consistent with the assumptions used, the share-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the share-based compensation. A 10% change in our share-based compensation expense for the year ended December 31, 2013, would have affected pre-tax earnings by approximately $0.5 million in 2013. Due to the timing of availability of the Russell 2000 data, there is a risk that the amount we have recorded as LTIP expense could be different from the actual payout. A 10.0 percentage point increase in the total performance factor earned for our LTIP would result in a reduction of 2013 pretax earnings of $1.4 million.

Pension Plans
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions

We maintain a qualified defined benefit pension, as well as a non-qualified Supplemental Employees Retirement Plan ("SERP"), for certain key executives. See Note 15, Pension Plans, in the Notes to Consolidated Financial Statements included in this Form 10-K for further discussion of these plans.

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

The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the pension obligation. For 2013, management reviewed the Citigroup Pension Discount Curve and Liability Index to determine the continued appropriateness of our discount rate assumptions. This index was designed to provide a market average discount rate to assist plan sponsors in valuing the liabilities associated with postretirement obligations. Additionally, we reviewed the changes in the general level of interest rates since the last measurement date noting that overall rates had increased when compared to 2012.

Based upon this information, we used a 4.60% discount rate as of December 31, 2013, for the qualified defined benefit pension plan. This rate takes into consideration the participants in our pension plan and the anticipated payment stream as compared to the Citigroup Index and rounds the results to the nearest fifth basis point. For the SERP, we used the same methodology as the pension plan and derived a discount rate of 3.60% in 2013 for the benefit obligation. The difference in the discount rates is primarily due to the expected duration of SERP payments, which is shorter than the anticipated duration of benefit payments to be made to the average participant in the pension plan. The qualified defined benefit pension plan and SERP used discount rates of 3.70% and 2.85% at December 31, 2012, respectively, for purposes of calculating the benefit obligation.

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

A lower discount rate increases the present value of benefit obligations and increases pension expense. A one percentage point decrease in the assumed discount rate would have increased pension expense in 2013 by $8.4 million. A one percentage point increase in the assumed discount rate would have decreased pension expense in 2013 by $7.1 million.

A lower expected rate of return on pension plan assets would increase pension expense. For 2013 and 2012, the expected rate of return on plan assets was 7.5%. A one-percentage point increase/decrease in the assumed return on pension plan assets would have changed pension expense in 2013 by approximately $5.5 million. During 2013 the actual return on pension plan assets of 3.2% was lower than our expected rate of return on pension plan assets of 7.5%.

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

As of December 31, 2013, we had recognized $36.5 million of deferred tax assets, net of valuation allowances. The realization of these benefits is dependent in part on future taxable income. For those U.S. states where the expiration of tax loss or credit carryforwards or the projected operating results indicates that realization is not likely, a valuation allowance is provided.

Management believes that sufficient income will be earned in the future to realize deferred income tax assets, net of valuation allowances recorded. The realization of these deferred tax assets can be impacted by changes to tax laws or statutory tax rates and future taxable income levels.

Our effective tax rate on earnings from continuing operations was 35.2% for 2013. Our effective tax rate is based on expected or reported income or loss, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are valid and defensible, we believe that certain positions may not prevail if challenged. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit or changes in tax legislation. Our effective tax rate includes the impact of reserve provisions and changes to reserves that we consider appropriate. This rate is then applied to our quarterly operating results. In the event that there is a significant unusual or one-time item recognized in our operating results, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or one-time item.

We do not anticipate a significant change in our unrecognized tax benefits within the next twelve months. We file tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including 2008. It is our policy to record interest and penalties on unrecognized tax benefits as income taxes.  A one percent increase/decrease in our tax rate would affect our 2013 earnings by $0.9 million.

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

At December 31, 2013, amounts accrued for known environmental remediation costs were $11.5 million. A 10% change in this accrual would have impacted pre-tax earnings by $1.2 million. Further information about our environmental costs is provided in Note 11, Environmental Costs, in the Notes to Consolidated Financial Statements.

RECENT ACCOUNTING STANDARDS

A summary of recent accounting standards is included in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

SELECTED QUARTERLY FINANCIAL DATA

	First	Second	Third	Fourth	Total
2013	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share amounts)
Net sales	$388,075	$431,725	$423,663	$438,343	$1,681,806
Gross profit	$110,266	$121,257	$118,857	$116,244	$466,624
Earnings from continuing operations	$7,154	$17,892	$18,695	$12,958	$56,699
Earnings (loss) from discontinued operations, net of tax	$—	$—	$64	$(83)	$(19)
Gain on disposal of discontinued operations, net of tax	$—	$—	$420	$—	$420
Net earnings	$7,154	$17,892	$19,179	$12,875	$57,100
Basic earnings per share:
From continuing operations	$0.27	$0.67	$0.70	$0.48	$2.12
From discontinued operations	$—	$—	$—	$—	$—
From disposal of discontinued operations	$—	$—	$0.02	$—	$0.02
Basic earnings per share	$0.27	$0.67	$0.72	$0.48	$2.14
Diluted earnings per share:
From continuing operations	$0.26	$0.67	$0.68	$0.48	$2.09
From discontinued operations	$—	$—	$—	$(0.01)	$(0.01)
From disposal of discontinued operations	$—	$—	$0.02	$—	$0.02
Diluted earnings per share	$0.26	$0.67	$0.70	$0.47	$2.10

	First	Second	Third	Fourth	Total
2012	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share amounts)
Net sales	$383,719	$400,226	$409,567	$399,316	$1,592,828
Gross profit	$104,600	$113,832	$114,069	$109,472	$441,973
Earnings from continuing operations	$9,092	$16,118	$14,784	$13,934	$53,928
Earnings from discontinued operations, net of tax	$311	$361	$198	$(1,096)	$(226)
Gain on disposal of discontinued operations, net of tax	$—	$—	$—	$1,323	$1,323
Net earnings	$9,403	$16,479	$14,982	$14,161	$55,025
Basic earnings per share:
From continuing operations	$0.35	$0.61	$0.56	$0.52	$2.04
From discontinued operations	$0.01	$0.01	$0.01	$(0.04)	$(0.01)
From disposal of discontinued operations	$—	$—	$—	$0.05	$0.05
Basic earnings per share	$0.36	$0.62	$0.57	$0.53	$2.08
Diluted earnings per share:
From continuing operations	$0.35	$0.61	$0.55	$0.52	$2.03
From discontinued operations	$0.01	$0.01	$0.01	$(0.04)	$(0.01)
From disposal of discontinued operations	$—	$—	$—	$0.05	$0.05
Diluted earnings per share	$0.36	$0.62	$0.56	$0.53	$2.07

Included within certain quarterly results are a variety of unusual or significant adjustments that may affect comparability. The most significant of such adjustments are described below as well as within Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements. Additionally, due to the nature of the earnings per share calculation, the sum of quarterly earnings per share data may not equal the cumulative earnings per share data for the year.

Nonrecurring items within the 2013 quarterly results are as follows: fourth quarter, a $2.1 million non-cash non-tax deductible charge for the impairment of goodwill related to VT Composites and a $0.4 million gain on discontinued operations due to a favorable tax result versus previous estimates and other activity related to the settlement of the closing balance sheet of the Distribution segment's Canadian operations.

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

Foreign Currencies

We have manufacturing, sales, and distribution facilities in various locations throughout the world. As a result, we make investments and conduct business transactions denominated in various currencies, including the U.S. dollar, the British pound, the European euro, the Mexican peso, and the Australian dollar. Total annual foreign sales from continuing operations, including foreign export sales, averaged approximately $205.3 million over the last three years. More than half of our foreign sales are to Europe or Mexico. Foreign sales from continuing operations represented 15.4% of consolidated net sales from continuing operations in 2013. We estimate a hypothetical 10% adverse change in foreign currency exchange rates relative to the U.S dollar for 2013 would have had an unfavorable impact of $10.5 million on sales and a $0.3 million unfavorable impact on operating income. We manage foreign currency exposures that are associated with committed foreign currency purchases and sales and other assets and liabilities created in the normal course of business at the subsidiary operations level. Sometimes we may, through the use of forward contracts, hedge the price risk associated with committed and forecasted foreign denominated payments and rates. Historically the use of these forward contracts has been minimal. We do not use derivatives for speculative or trading purposes.

Interest Rates

Our primary exposure to interest rate risk results from our outstanding debt obligations. The level of fees and interest charged on revolving credit commitments and borrowings are based upon leverage levels and market interest rates.

Our principal debt facilities are a credit agreement that provides a $400.0 million revolving credit facility and a $100.0 million term loan commitment. Both these agreements were entered into on November 20, 2012, and expire on July 31, 2017. Total average bank borrowings for 2013 were $188.8 million. The impact of a hypothetical 100 basis point increase in the interest rates on our average bank borrowings would have resulted in a $1.9 million increase in interest expense. Changes in market interest rates would also impact interest rates on these facilities.

In November 2010, we issued $115.0 million convertible unsecured senior notes due on November 15, 2017, in a private placement offering. These notes bear 3.25% interest per annum on the principal amount, payable semiannually in arrears on November 15 and May 15 of each year, beginning on May 15, 2011 and have an effective interest rate of 5.25%.

From time to time we will enter into interest rate swap contracts for the purpose of securing a fixed interest rate on our variable interest rate borrowings. These contracts allow us to create certainty related to future cash flows as they relate to fluctuations in LIBOR rates and the impact they have on interest payments on our variable rate debt.

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

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Kaman Corporation:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2013 and the related consolidated statements of operations, of comprehensive income, of shareholders’ equity, and of cash flows for the year then ended present fairly, in all material respects, the financial position of Kaman Corporation and its subsidiaries at December 31, 2013, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management's Report on Internal Control over Financial Reporting, management has excluded Northwest Hose & Fittings, Ohio Gear & Transmission and Western Fluid Components (together, the "Acquired Businesses") from its assessment of internal control over financial reporting as of December 31, 2013 because the Acquired Businesses were acquired by the Company through purchase business combinations during 2013. We have also excluded the Acquired Businesses from our audit of internal control over financial reporting. The Acquired Businesses are wholly-owned subsidiaries whose total assets and total revenues represent 2% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
February 27, 2014

REPORT OF KPMG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Kaman Corporation:
We have audited the accompanying consolidated balance sheet of Kaman Corporation and subsidiaries as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of Kaman Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kaman Corporation and subsidiaries as of December 31, 2012 and the results of their operations and their cash flows for each of the years in the two‑year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Hartford, Connecticut
February 25, 2013

CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$10,384	$16,593
Accounts receivable, net	205,873	180,798
Inventories	390,495	367,385
Deferred income taxes	30,128	25,835
Income taxes receivable	2,297	—
Other current assets	26,028	27,434
Total current assets	665,205	618,045
Property, plant and equipment, net of accumulated depreciation of $167,282 and $149,696, respectively	148,508	128,669
Goodwill	203,923	192,046
Other intangible assets, net	89,449	92,913
Deferred income taxes	10,287	42,905
Other assets	23,259	22,415
Total assets	$1,140,631	$1,096,993
Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable	$559	$21
Current portion of long-term debt	10,000	10,000
Accounts payable – trade	119,482	113,143
Accrued salaries and wages	33,677	35,869
Current portion of amount due to Commonwealth of Australia	—	6,659
Advances on contracts	9,470	1,900
Other accruals and payables	54,095	53,468
Income taxes payable	673	2,892
Total current liabilities	227,956	223,952
Long-term debt, excluding current portion	264,655	249,585
Deferred income taxes	3,855	5,150
Underfunded pension	85,835	148,703
Other long-term liabilities	47,038	49,410
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, $1 par value, 200,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; voting; 27,189,922 and 26,881,257 shares issued, respectively	27,190	26,881
Additional paid-in capital	133,517	122,522
Retained earnings	439,441	399,473
Accumulated other comprehensive income (loss)	(81,121)	(121,590)
Less 330,487 and 277,473 shares of common stock, respectively, held in treasury, at cost	(7,735)	(7,093)
Total shareholders’ equity	511,292	420,193
Total liabilities and shareholders’ equity	$1,140,631	$1,096,993

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts)

	For the Year Ended December 31,
	2013	2012	2011
Net sales	$1,681,806	$1,592,828	$1,477,534
Cost of sales	1,215,182	1,150,855	1,064,962
Gross profit	466,624	441,973	412,572
Selling, general and administrative expenses	363,945	349,030	324,722
Goodwill impairment	2,071	—	—
Net loss on sale of assets	128	105	269
Operating income from continuing operations	100,480	92,838	87,581
Interest expense, net	12,559	12,185	11,646
Other expense (income), net	425	(175)	(339)
Earnings from continuing operations before income taxes	87,496	80,828	76,274
Income tax expense	30,797	26,900	26,346
Earnings from continuing operations	56,699	53,928	49,928
Earnings (loss) from discontinued operations, net of taxes	(19)	(226)	1,214
Gain on disposal of discontinued operations, net of taxes	420	1,323	—
Total earnings from discontinued operations	401	1,097	1,214
Net earnings	$57,100	$55,025	$51,142
Earnings per share:
Basic earnings per share from continuing operations	$2.12	$2.04	$1.90
Basic earnings per share from discontinued operations	—	(0.01)	0.05
Basic earnings per share from disposal of discontinued operations	0.02	0.05	—
Basic earnings per share	$2.14	$2.08	$1.95
Diluted earnings per share from continuing operations	$2.09	$2.03	$1.88
Diluted earnings per share from discontinued operations	(0.01)	(0.01)	0.05
Diluted earnings per share from disposal of discontinued operations	0.02	0.05	—
Diluted earnings per share	$2.10	$2.07	$1.93
Weighted average shares outstanding:
Basic	26,744	26,425	26,246
Diluted	27,143	26,622	26,500
Dividends declared per share	$0.64	$0.64	$0.60

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands)

	For the Year Ended December 31,
	2013	2012	2011
Net earnings	$57,100	$55,025	$51,142
Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,296	4,850	(2,485)
Change in unrealized loss on derivative instruments, net of tax benefit (expense) of $38, $33, and $(308), respectively	(61)	(54)	502
Pension plan adjustments, net of tax (expense) benefit of $(23,933), $4,967, and $18,157, respectively	38,234	(8,440)	(29,507)
Total comprehensive income	$97,569	$51,381	$19,652
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders'
	Shares	$	Capital	Earnings	Income (Loss)	Shares	$	Equity
Balance at December 31, 2010	26,091,067	$26,091	$97,903	$326,000	$(86,456)	64,949	$(868)	$362,670
Net earnings	—	—	—	51,142	—	—	—	51,142
Other comprehensive income	—	—	—	—	(31,490)	—	—	(31,490)
Dividends	—	—	—	(15,753)	—	—	—	(15,753)
Purchase of treasury shares	—	—	—	—	—	192,093	(5,583)	(5,583)
Stock awards issued,
net of tax expense of $779	233,527	234	5,225	—	—	—	—	5,459
Share-based compensation expense	171,234	171	6,456	—	—	1,382	(1)	6,626
Balance at December 31, 2011	26,495,828	$26,496	$109,584	$361,389	$(117,946)	258,424	$(6,452)	$373,071
Net earnings	—	—	—	55,025	—	—	—	55,025
Other comprehensive income	—	—	—	—	(3,644)	—	—	(3,644)
Dividends	—	—	—	(16,941)	—	—	—	(16,941)
Purchase of treasury shares	—	—	—	—	—	21,343	(733)	(733)
Stock awards issued,
net of tax expense of $883	291,037	291	7,160	—	—	(9,571)	99	7,550
Share-based compensation expense	94,392	94	5,778	—	—	7,277	(7)	5,865
Balance at December 31, 2012	26,881,257	$26,881	$122,522	$399,473	$(121,590)	277,473	$(7,093)	$420,193
Net earnings	—	—	—	57,100	—	—	—	57,100
Other comprehensive income	—	—	—	—	40,469	—	—	40,469
Dividends	—	—	—	(17,132)	—	—	—	(17,132)
Purchase of treasury shares	—	—	—	—	—	18,468	(644)	(644)
Stock awards issued,
net of tax expense of $543	216,510	217	6,076	—	—	(3,825)	40	6,333
Share-based compensation expense	92,155	92	4,919	—	—	38,371	(38)	4,973
Balance at December 31, 2013	27,189,922	$27,190	$133,517	$439,441	$(81,121)	330.487	$(7,735)	$511,292
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands)

	For the Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Earnings from continuing operations	$56,699	$53,928	$49,928
Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	31,875	28,383	23,168
Accretion of convertible notes discount	1,833	1,738	1,679
Provision for doubtful accounts	1,635	537	1,337
Net loss on sale of assets	128	105	269
Goodwill impairment	2,071	—	—
Change in amount Due to Commonwealth of Australia, net of gain (loss) on derivative instruments	178	(427)	279
Stock compensation expense	4,973	5,865	6,806
Excess tax (expense) benefit from share-based compensation arrangements	(543)	(883)	(779)
Deferred income taxes	1,991	(1,210)	5,472
Changes in assets and liabilities, excluding effects of acquisitions/divestitures:
Accounts receivable	(23,016)	26,186	(4,802)
Inventories	(19,131)	(21,289)	(12,502)
Income tax refunds receivable	(2,297)	527	1,893
Other current assets	1,110	4,619	6,861
Accounts payable - trade	13,058	1,688	1,358
Other accrued expenses and payables	(3,742)	(16,114)	(19,798)
Income taxes payable	(2,325)	(576)	42
Pension liabilities	(3,118)	56	(14,150)
Other long-term liabilities	1,168	1,447	(3,200)
Net cash provided by (used in) operating activities of continuing operations	62,547	84,580	43,861
Net cash provided by (used in) operating activities of discontinued operations	401	(3,610)	982
Net cash provided by (used in) operating activities	62,948	80,970	44,843
Cash flows from investing activities:
Proceeds from sale of assets	117	348	355
Proceeds from sale of discontinued operations	—	8,743	—
Expenditures for property, plant & equipment	(40,928)	(32,569)	(28,816)
Acquisition of businesses including earn out adjustments, net of cash received	(18,162)	(87,977)	(77,672)
Other, net	(2,302)	(6,401)	17
Cash provided by (used in) investing activities of continuing operations	(61,275)	(117,856)	(106,116)
Cash provided by (used in) investing activities of discontinued operations	—	(8)	(16)
Cash provided by (used in) investing activities	(61,275)	(117,864)	(106,132)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit agreements	22,720	(11,348)	62,021
Borrowings under Term Loan Facility	—	100,000	—
Debt repayment	(10,000)	(35,000)	(5,000)
Book overdraft	(9,878)	(2,698)	4,372
Proceeds from exercise of employee stock awards	6,333	7,550	5,458
Purchase of treasury shares	(644)	(733)	(5,583)
Dividends paid	(17,091)	(16,882)	(15,199)
Debt issuance costs	(98)	(2,132)	(715)
Windfall tax (expense) benefit	543	883	779
Other	—	—	(660)
Cash provided by (used in) financing activities of continuing operations	(8,115)	39,640	45,473
Cash provided by (used in) financing activities of discontinued operations	—	(1,067)	(1,094)
Cash provided by (used in) financing activities	(8,115)	38,573	44,379
Net increase (decrease) in cash and cash equivalents	(6,442)	1,679	(16,910)
Effect of exchange rate changes on cash and cash equivalents	233	(71)	(337)
Cash and cash equivalents at beginning of period	16,593	14,985	32,232
Cash and cash equivalents at end of period	$10,384	$16,593	$14,985
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013, 2012 and 2011

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

Use of Estimates

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment, goodwill and other intangible assets; valuation allowances for receivables, inventories and income taxes; valuation of share-based compensation; vendor incentives; assets and obligations related to employee benefits; estimates of environmental remediation costs; and accounting for long-term contracts including claims. Actual results could differ from those estimates.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The carrying amounts of these items, as well as trade accounts payable and notes payable, approximate fair value due to the short-term maturity of these instruments. At December 31, 2013 and 2012, no individual customer accounted for more than 10% of consolidated accounts receivable or consolidated net sales. Foreign sales associated with continuing operations were approximately 15.4%, 12.1% and 11.1% of the company’s net sales in 2013, 2012 and 2011, respectively, and are concentrated in the United Kingdom, Germany, Mexico, New Zealand and Asia.

Additional Cash Flow Information

Non-cash investing activities in 2013 include an accrual of $0.9 million for purchases of property and equipment and $3.5 million in earn-out payments to the former owners of an aerospace acquisition. Non-cash financing activities in 2013 include an adjustment to other comprehensive income related to the underfunding of the pension and SERP plans and changes in the fair value of derivative financial instruments that qualified for hedge accounting. The total adjustment was $39.0 million, net of tax of $23.6 million. Non-cash investing activities in 2012 include an accrual of $3.1 million for purchases of property and equipment. Non-cash financing activities in 2012 include an adjustment to other comprehensive income related to the underfunding of the pension and SERP plans and changes in the fair value of derivative financial instruments that qualified for hedge accounting. The total adjustment was $8.2 million, net of tax of $5.0 million. Non-cash financing activities in 2011 include an adjustment to other comprehensive income related to the underfunding of the pension and SERP plans and changes in the fair value of derivative financial instruments that qualified for hedge accounting. The total adjustment was $29.0 million, net of tax of $17.8 million. The Company describes its pension obligations in more detail in Note 15, Pension Plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2013, 2012 and 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Sales and estimated profits under long-term contracts are generally recognized using the percentage-of-completion method of accounting, using as a measurement basis either the ratio that costs incurred bear to estimated total costs (after giving effect to estimates of costs to complete based upon most recent information for each contract) or units-of-delivery. Reviews of contracts are made routinely throughout their lives and the impact of revisions in profit estimates are recorded in the accounting period in which the revisions are made. Anticipated contract losses are charged to operations when they are probable. In cases where we have multiple contracts with a single customer, each contract is generally treated as a separate profit center and accounted for as such. Except in the case of contracts accounted for using the cost-to-cost method of percentage of completion accounting, revenues are recognized when the product has been shipped or delivered, depending upon when title and risk of loss have passed. For certain U.S. government contracts delivery is deemed to have occurred when work is substantially complete and acceptance by the customer has occurred by execution of a Material Inspection and Receiving Report, DD Form 250 or Memorandum of Shipment.

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

Pre-contract costs incurred for items such as materials or tooling for anticipated contracts are included in inventory if recovery of such costs is considered probable. Thereafter, if the Company determines it will not be awarded an anticipated contract and the associated pre-contract costs cannot be applied to another program the costs are expensed immediately. Learning or start-up costs incurred in connection with existing or anticipated follow-on contracts are charged to the existing contract unless the terms of the contract permit recovery of these costs over a specific contractual term and provide for reimbursement if the contract is canceled. As of December 31, 2013 and 2012, approximately $1.3 million and $2.4 million, respectively, of pre-contract costs were included in inventory, which, in both cases, represented less than 1% of total inventory.

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
For the Years Ended December 31, 2013, 2012 and 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cost of Sales and Selling, General and Administrative Expenses - continued

Certain inventory related costs, including purchasing costs, receiving costs and inspection costs, for the Distribution segment are not included in cost of sales. For the years ended December 31, 2013, 2012 and 2011, $3.0 million, $3.0 million and $2.0 million, respectively, of such costs are included in general and administrative expenses.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments. These investments are liquid in nature and have original maturities of three months or less. Book overdraft positions, which occur when total outstanding issued checks exceed available cash balances at a single financial institution at the end of a reporting period, are reclassified to accounts payable within the consolidated balance sheets. At December 31, 2013 and 2012, the Company had book overdrafts of $5.2 million and $15.1 million, respectively, included in accounts payable.

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

Inventories

Inventory of merchandise for resale is stated at cost (using the average costing method) or market, whichever is lower. Contracts and other work in process and finished goods are valued at production cost represented by raw material, labor and overhead. For certain government contracts, allowable general and administrative expenses are also included in inventory. Initial tooling and startup costs may be included, where applicable. Contracts and other work in process and finished goods are not reported at amounts in excess of net realizable values. The Company includes raw material amounts in the contracts in process and other work in process balances. Raw material includes certain general stock materials but primarily relates to purchases that were made in anticipation of specific programs for which production has not been started as of the balance sheet date.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Depreciation is computed primarily on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives for buildings range from 15 to 40 years and for leasehold improvements range from 1 to 20 years, whereas machinery, office furniture and equipment generally have useful lives ranging from 3 to 15 years. At the time of retirement or disposal, the acquisition cost of the asset and related accumulated depreciation are eliminated and any gain or loss is credited to or charged against income.

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
For the Years Ended December 31, 2013, 2012 and 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination and is reviewed for impairment at least annually.

Accounting Standards Codification Topic 350, "Intangibles - Goodwill and Other", ("ASC 350") permits the assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the two-step goodwill impairment test required under ASC 350.

In the first step of the two-step test, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). In step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Fair value of the reporting unit is determined using an income methodology based on management’s estimates of forecasted cash flows for each business unit, with those cash flows discounted to present value using rates commensurate with the risks associated with those cash flows. In addition, management uses a market-based valuation method involving analysis of market multiples of revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) for (i) a group of comparable public companies and (ii) recent transactions, if any, involving comparable companies.  If the fair value of the reporting unit exceeds its carrying value, step two need not be performed.

Goodwill and intangible assets with indefinite lives are evaluated annually for impairment in the fourth quarter, based on annual forecast information. Intangible assets with finite lives are amortized using the straight-line method over their estimated period of benefit. The goodwill and other intangible assets are reviewed for possible impairment whenever changes in conditions indicate that the fair value of a reporting unit is more likely than not below its carrying value. See Note 10, Goodwill and Other Intangible Assets, Net, for discussion of the goodwill impairment charge recorded in 2013. No such charges were recorded in 2012 or 2011.

Vendor Incentives

The Company’s Distribution segment enters into agreements with certain vendors providing for inventory purchase incentives that are generally earned upon achieving specified volume-purchasing levels. The Company recognizes rebate income relative to specific rebate programs as a reduction of the cost of inventory based on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress toward earning the rebate, provided that the amounts are probable and reasonably estimable. As of December 31, 2013 and 2012, total vendor incentive receivables, included in other current assets, were approximately $13.9 million and $15.9 million, respectively.

Self-Insured Retentions

To limit exposure to losses related to group health, workers’ compensation, auto and product general liability claims, the Company obtains third-party insurance coverage. The Company has varying levels of deductibles for these claims. The total liability/deductible for group health is limited to $0.3 million per claim, workers’ compensation is limited to $0.4 million per claim and for product/general liability and auto liability the limit is $0.3 million per claim. The cost of such benefits is recognized as expense based on claims filed in each reporting period and an estimate of claims incurred but not reported (“IBNR”) during such period. The estimates for the IBNR are based upon historical trends and information provided to us by the claims administrators, and are periodically revised to reflect changes in loss trends. These amounts are included in other accruals and payables on the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2013, 2012 and 2011

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

Research and Development

Government funded research expenditures (which are included in cost of sales) were $3.3 million in 2013, $7.8 million in 2012, and $5.5 million in 2011. Research and development costs not specifically covered by contracts are charged against income as incurred and included in selling, general and administrative expenses. Such costs amounted to $7.2 million, $5.5 million and $4.8 million in 2013, 2012 and 2011, respectively.

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

Share-Based Payment Arrangements

The Company records compensation expense for share-based awards based upon an assessment of the grant date fair value of the awards. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. A number of assumptions are used to determine the fair value of options granted. These include expected term, dividend yield, volatility of the options and the risk free interest rate. See Note 19, Share-Based Arrangements, for further information.

Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations, including market risks relating to fluctuations in foreign currency exchange rates and interest rates.  Derivative financial instruments are recognized on the consolidated balance sheets as either assets or liabilities and are measured at fair value. Changes in the fair values of derivatives are recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative is effective as part of a hedged transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income are subsequently included in earnings in the periods in which earnings are affected by the hedged item. The Company does not use derivative instruments for speculative purposes. See Note 7, Derivative Financial Instruments, for further information.

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
For the Years Ended December 31, 2013, 2012 and 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Pension Accounting - continued

Expenses and liabilities associated with each of the plans are determined based upon actuarial valuations. Integral to the actuarial valuations are a variety of assumptions including expected return on plan assets and discount rate. The Company regularly reviews the assumptions, which are updated at the measurement date, December 31st. The impact of differences between actual results and the assumptions are accumulated and generally amortized over future periods, which will affect expense recognized in future periods. See Note 15, Pension Plans, for further information.

Recent Accounting Standards

In January 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-01, Balance Sheet ("ASC Topic 210") - Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU No. 2013-01 applies to derivatives accounted for in accordance with Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC Section 210-20-45 or ASC Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The standard became effective on January 1, 2013. These changes had no impact on the Company's condensed consolidated financial statements.

In January 2013, the FASB issued ASU No. 2013-02, Comprehensive Income ("ASC Topic 220") - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The update became effective for financial statement periods beginning after December 15, 2012 with early adoption permitted. The Company adopted this standard beginning January 1, 2013. (See Note 13, Accumulated Other Comprehensive Income.)

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters ("ASC Topic 830") - Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The objective is to resolve the diversity in practice with regard to whether ASC Subtopic 810-10, Consolidation - Overall or ASC Subtopic 830-30 Foreign Currency Matters - Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. The update is effective for financial statement periods beginning after December 15, 2013, with early adoption permitted. The Company will adopt this standard beginning January 1, 2014. The Company does not expect these changes to have an impact on its consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging ("ASC Topic 815") - Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under ASC Topic 815, in addition to U.S. Treasury ("UST") and London Interbank Offered Rate ("LIBOR"). The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company has not entered into any new hedging relationships since July 17, 2013.

In July 2013, the FASB also issued ASU No. 2013-11, Income Taxes ("ASC Topic 740") - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective is to end some inconsistent practices with regard to the presentation on the balance sheet of unrecognized tax benefits.The update is effective for financial statement periods beginning after December 15, 2013, with early adoption permitted. The Company will adopt this standard beginning January 1, 2014. The Company does not expect these changes to have a material impact on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2013, 2012 and 2011

2. DISCONTINUED OPERATIONS

On December 31, 2012, the Company sold substantially all of the assets and liabilities of the Distribution segment's Canadian operations. As a result, the Company has reported the results of operations and consolidated financial position of this component as discontinued operations within the consolidated financial statements for all periods presented.

The following tables provide information regarding the results of discontinued operations:

	For the year ended December 31,
	2013	2012	2011
In thousands
Net sales of discontinued operations	$—	$20,117	$20,619
Income from discontinued operations	(20)	92	1,250
Other income (expense) from discontinued operations	—	(106)	(36)
Earnings from discontinued operations before income taxes	(20)	(14)	1,214
Provision for income taxes	1	(212)	—
Earnings from discontinued operations before gain on disposal	(19)	(226)	1,214
Gain on disposal of discontinued operations	—	2,645	—
Income tax benefit/(expense) on gain on disposal	420	(1,322)	—
Net gain on disposal	420	1,323	—
Earnings from discontinued operations	$401	$1,097	$1,214

During the third quarter of 2013, the Company recorded a gain on disposal of discontinued operations due to a $0.4 million favorable tax result versus previous estimates and other activity related to the settlement of the closing balance sheet of the Distribution segment's former Canadian operations.

The Company's discontinued operations had tax net operating loss carryovers through 2011 for which the Company had recorded a full valuation allowance. The 2011 tax provision allocable to discontinued operations reflects the utilization of the net operating losses. The 2012 tax provision allocable to discontinued operations reflects the Canadian tax impact of a foreign exchange gain. The 2012 tax provision allocable to the net gain on disposal reflects the impact of nondeductible goodwill offset by a lower Canadian statutory tax rate and partial capital gain exemption, as well as a provision for U.S. income tax associated with the repatriation of the net sales proceeds.

3. ACQUISITIONS

The following table illustrates cash paid for acquisitions:

	For the year ended December 31,
	2013	2012	2011
In thousands
Cash paid for acquisitions completed during the year	$17,284	$74,465	$75,500
Cash paid for holdback payments during the year	828	12,307	1,460
Earnout and other payments during the year	50	1,205	712
Total cash paid for acquisitions	$18,162	$87,977	$77,672

2013 Acquisitions

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2013, 2012 and 2011

3. ACQUISITIONS (CONTINUED)

On July 31, 2013, the Company acquired substantially all of the assets of Ohio Gear & Transmission of Eastlake, Ohio. Founded in 1973, Ohio Gear & Transmission is a distributor of mechanical power transmission equipment, bearings and electric automation systems as well as a designer and fabricator of specialized gearing products serving a variety of industries including food, packaging, material handling, and general machinery.

On August 15, 2013, the Company acquired Western Fluid Components, Inc. ("Western"). Western is headquartered in Everett, Washington, and has other Washington facilities in Tacoma, Kirkland and Bellingham. Founded in 1975, Western is one of the largest fluid connector distributors in Washington and a full-line distributor for Parker Hannifin’s Fluid Connector Group.

These acquisitions were accounted for as purchase transactions. The assets acquired and liabilities assumed for the 2013 acquisitions were recorded based on their fair value at the date of acquisition as follows (in thousands):

Cash	$143
Accounts receivable, net	3,122
Inventories	3,423
Property, plant and equipment	446
Other tangible assets	797
Goodwill	9,493
Other intangible assets	4,788
Other liabilities	(4,248)
Net assets acquired	17,964
Less cash received	(143)
Net consideration	$17,821

The goodwill associated with Northwest Hose and Ohio Gear & Transmission is tax deductible. The goodwill for the three acquisitions reflects expected synergies from combining the operations of the acquired businesses with the Company's operations and intangible assets that do not qualify for separate recognition, such as an assembled workforce. Included in the Condensed Consolidated Statements of Operations for the year ended December 31, 2013, is $11.1 million of revenue from these acquisitions.

The fair value of the identifiable intangible assets of $4.8 million, consisting primarily of customer lists/relationships, non-compete agreements and trade names, was determined using the income approach. Specifically, the discounted cash flows method was utilized for the customer relationships and non-compete agreements and the relief-from-royalty method was utilized for the trade names. The fair value of the customer relationships ($4.6 million) is being amortized on a straight-line basis over periods ranging from 7 to 10 years; and the fair value of the other intangible assets ($0.2 million) is being amortized over periods ranging from 3 to 5 years, the estimated useful lives of the assets.

Proforma results of operations have not been presented because the effect of the acquisitions was not material.

2012 Acquisitions

On August 31, 2012, the Company acquired substantially all of the assets and certain liabilities of Zeller Corporation ("Zeller"), included in its Distribution segment. Zeller, formed in 1961, is a value-added distributor of electrical and automation components and solutions, including motion control, programmable logic controller based automation, machine vision, electrical controls and power distribution products. Zeller is headquartered in Rochester, NY with other locations in Syracuse and Buffalo, NY; Foxboro, MA; and Winston-Salem, NC.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2013, 2012 and 2011

3. ACQUISITIONS (CONTINUED)

These acquisitions were accounted for as purchase transactions. The assets acquired and liabilities assumed for the 2012 acquisitions were recorded based on their fair value at the date of acquisition as follows (in thousands):

Cash	$4
Accounts receivable, net	13,156
Inventories	7,384
Property, plant and equipment	3,370
Other tangible assets	738
Goodwill	38,619
Other intangible assets	24,117
Other liabilities	(10,545)
Total of net assets acquired	76,843
Less cash received	(4)
Net consideration	$76,839

The goodwill associated with these acquisitions is tax deductible. The goodwill is the result of expected synergies from combining the operations of the acquired businesses with the Company's operations and intangible assets that do not qualify for separate recognition, such as an assembled workforce. During the fourth quarter of 2012, the Company had a positive working capital adjustment which reduced its contractual commitment for a 2012 acquisition by $0.2 million. There is $102.2 million and $33.2 million of revenue from these acquisitions included in the Consolidated Statement of Operations for the years ended December 31, 2013 and 2012, respectively.

The fair value of the identifiable intangible assets of $24.1 million, consisting of trade names, non-compete agreements and customer list/relationships, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the trade names and the discounted cash flows method was utilized for the customer relationships and non-compete agreements. The trade names, $0.8 million, are being amortized over a 5-year period; the non-compete agreements, $1.2 million, are being amortized over periods ranging from 4 to 5 years; and the customer relationships, $22.1 million, are being amortized over periods ranging from 6 to 12 years, the estimated useful lives of the assets.

Proforma results of operations have not been presented because the effect of the acquisitions was not material.

For the acquisitions completed in 2012, the Company has paid $75.8 million of the total consideration of $76.8 million through December 31, 2013. The remaining $1.0 million includes amounts relating to holdback provisions.

Contingency Payments - Aerospace

Included in acquisition costs are contingency payments to the former owners of the Aerospace Orlando facility acquired in 2003. These payments are based on the attainment of certain milestones, and over the term of the agreement could total $25.0 million. These contingency payments are recorded as additional goodwill and totaled $3.5 million, $0.2 million and $0.7 million during 2013, 2012 and 2011, respectively. Through December 31, 2013, the Company has recorded additional goodwill of $16.5 million related to these contingency payments. Payment of $3.5 million recorded in 2013 will occur in the first quarter of 2014.

4. RESTRUCTURING COSTS

During 2013, the Company initiated restructuring activities primarily at its Distribution segment to align the cost structure of the organization with its revenue levels. This included workforce reductions and the consolidation of field operations where the Distribution segment had multiple facilities in the same geographic area. The Distribution segment restructuring resulted in net workforce reductions of 110 employees and the exiting of five facilities. The Company settled the majority of the liabilities associated with these restructuring activities during 2013, the remaining portion will be settled in 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2013, 2012 and 2011

4. RESTRUCTURING COSTS (CONTINUED)

The following table summarizes the accrual balances by cost type for the 2013 restructuring actions:

	Severance	Other (a)	Total
In thousands
Restructuring accrual balance at December 31, 2012	$—	$—	$—
Provision	3,137	250	3,387
Cash payments	(3,006)	(250)	(3,256)
Restructuring accrual balance at December 31, 2013	$131	$—	$131
(a) Principally costs associated with the consolidation of facilities.

5. ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	At December 31,
	2013	2012
In thousands
Trade receivables	$125,092	$117,426
U.S. Government contracts:
Billed	14,364	18,261
Costs and accrued profit – not billed	6,340	2,568
Commercial and other government contracts:
Billed	63,051	45,547
Costs and accrued profit – not billed	853	144
Less allowance for doubtful accounts	(3,827)	(3,148)
Total	$205,873	$180,798

Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	At December 31,
	2013	2012
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$1,021	$397
Total	$1,021	$397

6. FAIR VALUE MEASUREMENTS

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2013, 2012 and 2011

6. FAIR VALUE MEASUREMENTS (CONTINUED)

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

The following table provides the carrying value and fair value of financial instruments that are not carried at fair value at December 31, 2013 and 2012:

	2013		2012
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Level 1	$107,093	$147,822	$105,260	$144,460
Level 2	167,562	155,473	154,325	143,135
Total	$274,655	$303,295	$259,585	$287,595

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

Recurring Fair Value Measurements

The tables below segregate all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine their fair value at the measurement date:

	Total Carrying Value at	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
In thousands	December 31, 2013
Derivative instruments	$127	$—	$127	$—
Total Assets	$127	$—	$127	$—

Derivative instruments	$276	$—	$276	$—
Total Liabilities	$276	$—	$276	$—

	Total Carrying Value at	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
In thousands	December 31, 2012
Derivative instruments	$1,506	$—	$1,506	$—
Total Assets	$1,506	$—	$1,506	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2013, 2012 and 2011

6. FAIR VALUE MEASUREMENTS (CONTINUED)

Recurring Fair Value Measurements - continued

The Company’s derivative instruments are foreign exchange contracts and interest rate swaps that are measured at fair value using observable market inputs such as forward rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy and have been included in other current assets and other assets on the Consolidated Balance Sheet at December 31, 2013 and 2012. Based on the continued ability to trade and enter into forward contracts and interest rate swaps, we consider the markets for our fair value instruments to be active.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of December 31, 2013, such credit risks have not had an adverse impact on the fair value of these instruments.

Nonrecurring Fair Value Measurements

Goodwill and indefinite-lived intangible assets are tested for possible impairment during the fourth quarter of each year. During 2013, management concluded that the carrying value of goodwill at its VT Composites reporting unit exceeded its fair value and, accordingly, recorded an impairment charge totaling $2.1 million to write down the goodwill to its implied fair value. After the $2.1 million charge there was $16.8 million of goodwill remaining at December 31, 2013, for this reporting unit. See Note 10, Goodwill and Other Intangible Assets, Net, for further discussion.

The nonrecurring fair value measurement for goodwill was developed using significant unobservable inputs (Level 3). For step-one of the impairment analysis, the primary valuation technique used was an income methodology based on management’s estimates of forecasted cash flows for each business unit, with those cash flows discounted to present value using rates commensurate with the risks associated with those cash flows. In addition, management used a market-based valuation method involving analysis of market multiples of revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) for a group of comparable public companies. Valuation methods used to determine the fair value of the reporting unit’s assets and liabilities in order to perform a purchase price allocation included the income and market approach depending on the nature of the asset/liability. Assumptions used by management were similar to those that would be used by market participants performing valuations of the reporting unit.

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

The Company held forward exchange contracts designed to hedge forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on the Company’s earnings and cash flows. Some of those contracts were designated as cash flow hedges. The Company will include in earnings amounts currently included in accumulated other comprehensive income upon recognition of cost of sales related to the underlying transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2013, 2012 and 2011

7. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Derivatives Designated as Cash Flow Hedges

The Company’s Term Loan Facility (“Term Loan”) contains floating rate obligations and is subject to interest rate fluctuations. During 2013, the Company entered into interest rate swap agreements for the purposes of hedging the eight quarterly variable-rate interest payments on its Term Loan due in 2014 and 2015. These interest rate swap agreements were designated as cash flow hedges and intended to manage interest rate risk associated with the Company’s variable-rate borrowings and minimize the impact on the Company's earnings and cash flows of interest rate fluctuations attributable to changes in LIBOR rates.

The following table shows the fair value of derivative instruments designated as cash flow hedging instruments:

		Fair Value
	Balance Sheet	December 31,	December 31,	Notional
	Location	2013	2012	Amount
In thousands
Derivative Liabilities
Interest rate swap contracts	Other liabilities / Other long-term liabilities	$276	$—	$70,000 - $90,000
Total		$276	$—

The following table shows the gain or (loss) recognized in other comprehensive income for derivatives designated as cash flow hedges:

	For the year ended December 31,
	2013	2012	2011
In thousands
Interest rate swap contracts	$(276)	$—	$(52)
Total	$(276)	$—	$(52)

During 2013, there was $0.2 million of expense reclassified from other comprehensive income for derivative instruments previously designated as cash flow hedges. During 2012, the income reclassified from other comprehensive income for derivative instruments designated as cash flow hedges was $0.1 million. During 2011, the loss reclassified from other comprehensive income for derivative instruments designated as cash flow hedges was $0.9 million. Over the next twelve months, the expense related to cash flow hedges expected to be reclassified from other comprehensive income is $0.4 million.

During 2013, 2012, and 2011 there was no amount recorded in other income for the ineffective portion of derivative instruments designated as cash flow hedges.

Derivatives Not Designated as Hedging Instruments

The following table shows the fair value of derivative instruments not designated as hedging instruments:

		Fair Value
	Balance Sheet	December 31,	December 31,	Notional
	Location	2013	2012	Amount
In thousands
Derivative Assets
Foreign exchange contracts	Other current assets /Other assets	$—	$1,345	0 / 3,408 Australian Dollars
Foreign exchange contracts	Other current assets	127	161	$2,349 / $4,110
Total		$127	$1,506

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2013, 2012 and 2011

7. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Derivatives Not Designated as Hedging Instruments - continued

On February 12, 2009, the Company dedesignated the forward contract it had entered into to hedge $36.5 million (AUD) of its $39.5 million (AUD) future minimum required payments to the Commonwealth of Australia. The Company made its final minimum required payment to the Commonwealth of Australia on April 2, 2013.

The following table shows the location and amount of the gain or (loss) recognized on the Consolidated Statements of Operations for derivatives not designated as hedge instruments:

	Income Statement	For the year ended December 31,
	Location	2013	2012	2011
In thousands
Derivative Assets
Foreign exchange contracts (a)	Other expense, net	$20	$407	$507
Foreign exchange contracts	Other expense, net	(10)	186	(142)
Total		$10	$593	$365
Derivative Liabilities
Foreign exchange contracts	Other expense, net	$—	$—	$(2)
Total		$—	$—	$(2)

(a)
For the year ended December 31, 2013, no material amounts were recorded in other expense related to the change in value of the previously hedged AUD payable. For the years ended 2012 and 2011, the Company recorded expense of $0.2 million, and income of $0.3 million in Other expense, net, respectively, related to the change in the value of the previously hedged AUD payable.

8. INVENTORIES

Inventories consist of the following:

	At December 31,
	2013	2012
In thousands
Merchandise for resale	$152,194	$137,426
Raw materials	20,609	16,557
Contracts in process:
U.S. Government, net of progress payments of $10,492 and $39,420 in 2013 and 2012, respectively	105,737	86,880
Commercial and other government contracts	71,044	33,456
Other work in process (including certain general stock materials)	28,439	79,340
Finished goods	12,472	13,726
Total	$390,495	$367,385

The increase in merchandise for resale in 2013 is partially attributable to the Distribution segment acquisitions.

General and administrative costs incurred by the Aerospace segment operations that charged such costs to inventory during 2013 and 2012 were $37.4 million and $42.2 million, respectively. The estimated amounts of general and administrative costs remaining in contracts in process at December 31, 2013 and 2012, are $5.4 million and $10.4 million, respectively. These estimates are based on the ratio of such costs to total costs of production.

The Company had inventory of $8.0 million and $7.5 million as of December 31, 2013 and 2012, respectively, on consignment at customer locations, the majority of which is located with Distribution segment customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2013, 2012 and 2011

8. INVENTORIES (CONTINUED)

Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $11.6 million and $6.9 million at December 31, 2013 and 2012, respectively. The increase in this balance was primarily due to the addition of $4.2 million in claims associated with a composites assembly program.

K-MAX® inventory of $17.0 million and $18.0 million as of December 31, 2013 and 2012, respectively, is included in contracts and other work in process inventory and finished goods. A substantial portion of the decrease in this balance reflects inventory being used on our contract for K-MAX® unmanned aircraft systems. Management believes that a significant portion of this K-MAX® inventory will be sold after December 31, 2014, based upon the anticipation of supporting the fleet for the foreseeable future.

At December 31, 2013 and 2012, $43.8 million and $52.6 million, respectively, of SH-2G(I), formerly SH-2G(A), inventory was included on the Company's balance sheet in contracts and other work in process inventory. On May 8, 2013, the Company announced that it had entered into a $120.6 million contract with the New Zealand Ministry of Defence for the sale of ten SH-2G(I) Super Seasprite aircraft, spare parts, a full mission flight simulator, and related logistics support. Although a substantial portion of the SH-2G(I) inventory will be used in the performance of this new contract, management believes that $29.8 million of the SH-2G(I) inventory will be sold after December 31, 2014, based upon the time needed to prepare the aircraft for sale and the requirements of our customer. For more information on the SH-2G(I) inventory, see Note 17, Commitments and Contingencies.

9. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is summarized as follows:

	At December 31,
	2013	2012
In thousands
Land	$12,357	$10,971
Buildings	70,992	62,084
Leasehold improvements	16,480	16,046
Machinery, office furniture and equipment	182,897	168,764
Construction in process	33,064	20,500
Total	315,790	278,365
Less accumulated depreciation	(167,282)	(149,696)
Property, plant and equipment, net	$148,508	$128,669

The increase in property, plant and equipment, net is attributable to capital expenditures made during the year and the acquisitions completed in 2013. Depreciation expense was $21.0 million, $18.9 million and $16.2 million for 2013, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2013, 2012 and 2011

10. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company:

	2013			2012
	Distribution	Aerospace	Total	Distribution	Aerospace	Total
In thousands
Gross balance at beginning of period	$96,155	$110,072	$206,227	$59,112	$108,336	$167,448
Accumulated impairment	—	(14,181)	(14,181)	—	(14,181)	(14,181)
Net balance at beginning of period	96,155	95,891	192,046	59,112	94,155	153,267
Additions	9,493	3,527	13,020	38,619	155	38,774
Change in goodwill due to the disposal of Canadian operations	—	—	—	(1,633)	—	(1,633)
Impairments	—	(2,071)	(2,071)	—	—	—
Foreign currency translation	(11)	939	928	57	1,581	1,638
Net balance at end of period	$105,637	$98,286	$203,923	$96,155	$95,891	$192,046

Accumulated impairment at end of period	$—	$(16,252)	$(16,252)	$—	$(14,181)	$(14,181)

The increase in the goodwill balance at the Company's Distribution segment is due to the acquisitions of Northwest Hose, Ohio Gear & Transmission and Western. See Note 3, Acquisitions, for further discussion of the acquisitions. The addition to the goodwill for the Company's Aerospace segment relates to an earnout payment associated with a previous acquisition.

As previously disclosed in the Company's Form 10-Q for the quarter ended September 27, 2013, the Company's VT Composites reporting unit experienced delays on certain programs that were driven by changes in customers' requirements during 2012. The Company anticipated these changes in requirements would shift revenues and related cash flows into 2013 and future periods. The anticipated deferred revenues did not materialize to the levels the Company had projected in 2013, and therefore the results of Step 1 of the impairment analysis resulted in a fair value for the reporting unit below its carrying value. Prior to proceeding to Step 2 of the impairment analysis, management assessed the tangible and intangible assets subject to amortization to determine if they were impaired. Based on this analysis management concluded these assets were not impaired. Upon completion of the Step 2 impairment analysis, the Company recorded a non-cash non-tax deductible goodwill impairment charge of $2.1 million, or 11% of the reporting unit's total goodwill balance, to reduce the carrying value of goodwill to its implied fair value. This charge has been included in the operating results of the Company's Aerospace segment. See Note 6, Fair Value Measurements, for further discussion.

For KES and U.K. Composites, the results of the Step 1 test indicated that the Company did not need to proceed to step-two for either reporting unit, as the percentage by which the fair value exceeds the carrying value is 25.0% for KES and 10.0% for U.K. Composites. The Company performed a sensitivity analysis relative to the discount rate and growth rate selected and determined a decrease of 1% in the terminal growth rate or an increase of 1% in the discount rate would not result in a fair value calculation less than the carrying value for KES. An increase of 1% in the discount rate or a decrease of 10% in the fair value would result in a fair value calculation less than the carrying value for U.K. Composites.

For the remaining reporting units carrying goodwill, the Company performed the Step 1 test in 2013, as a period of three years had elapsed since the last Step 1 test. These reporting units include Kaman Distribution, KPP-Orlando and RWG. The percentage by which the fair value exceeded the carrying value was in excess of 25.0% for each of these reporting units.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2013, 2012 and 2011

10. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)

Other Intangible Assets

Other intangible assets consisted of:

		At December 31,		At December 31,
		2013		2012
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Customer lists / relationships	6-21 years	$109,790	$(23,647)	$103,894	$(15,541)
Trademarks / trade names	3-7 years	2,695	(1,594)	2,655	(1,128)
Non-compete agreements and other	1-9 years	6,133	(4,055)	5,979	(3,091)
Patents	17 years	523	(396)	636	(491)
Total		$119,141	$(29,692)	$113,164	$(20,251)

The increase in the other intangible assets balance at December 31, 2013, as compared to December 31, 2012, is primarily due to the acquisitions of Northwest Hose, Ohio Gear & Transmission and Western. See Note 3, Acquisitions, for further discussion of the acquisitions. Intangible asset amortization expense was $9.4 million, $7.5 million and $5.2 million in 2013, 2012 and 2011, respectively.

Estimated amortization expense for the next five years associated with intangible assets existing as of December 31, 2013, is as follows:

In thousands
2014	$9,527
2015	$9,520
2016	$9,505
2017	$9,399
2018	$9,406

In order to determine the useful life of our customer lists/relationships acquired, the Company considered numerous factors, most importantly the industry considerations associated with the acquired entities. The Company determined the amortization period for the customer lists/relationships intangible assets for its Distribution acquisitions in 2013 and 2012 based primarily on an analysis of their historical customer sales attrition information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2013, 2012 and 2011

11. ENVIRONMENTAL COSTS

The following table displays the activity and balances associated with accruals related to environmental costs included in other accruals and payables and other long-term liabilities:

	2013	2012
In thousands
Balance at January 1	$12,818	$14,207
Additions to accrual	698	796
Payments	(1,984)	(2,229)
Release to income	—	—
Changes in foreign currency exchange rates	(1)	44
Balance at December 31	$11,531	$12,818

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

The following represents estimated future payments for the undiscounted environmental remediation liability related to the Bloomfield campus as of December 31, 2013:

In thousands
2014	$1,810
2015	1,346
2016	919
2017	945
2018	762
Thereafter	6,518
Total	$12,300

Other

The Company's environmental accrual also includes estimated ongoing environmental remediation costs for the idle Moosup, CT facility and environmental remediation costs that the Company expects to incur at the former Music segment’s New Hartford, CT facility and the Aerospace segment’s U.K. Composites facilities. The Company continues to assess the work that may be required at each of these facilities, which may result in a change to this accrual. For further discussion of these matters, see Note 17, Commitments and Contingencies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2013, 2012 and 2011

12. DEBT

Long-Term Debt

The Company has long-term debt as follows:

	At December 31,
	2013	2012
In thousands
Revolving credit agreement	$77,562	$54,325
Term loan	90,000	100,000
Convertible notes	107,093	105,260
Total	274,655	259,585
Less current portion	10,000	10,000
Total excluding current portion	$264,655	$249,585

The weighted average interest rate on long-term borrowings outstanding as of December 31, 2013 and 2012, was 2.31% and 2.39%, respectively.

The aggregate annual maturities of long-term debt for each of the next five years are approximately as follows:

In thousands
2014	$10,000
2015	10,000
2016	10,000
2017	252,562
2018	—

In the above table, the total principal of the Convertible Note of $115.0 million is included in the amount due in 2017. The carrying value of the Convertible Notes at December 31, 2013, is $107.1 million.

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

The Credit Agreement, provides a $400.0 million revolving credit facility under which we may issue letters of credit for our benefit and a $100.0 million term loan facility. The term loan commitment requires quarterly payments of principal (which commenced on March 31, 2013) at the rate of $2.5 million per quarter with $55.0 million payable in the final quarter of the facility's term. We may increase the aggregate amount of each of the revolving credit facility and the term loan facility by up to $100.0 million in accordance with the terms of the Credit Agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2013, 2012 and 2011

12. DEBT (CONTINUED)

Revolving Credit and Term Loan Agreements - continued

The revolving credit facility permits the Company to pay cash dividends. The Lenders have been granted a security interest in substantially all of the Company’s and its domestic subsidiaries’ personal property and other assets (including intellectual property but excluding real estate), including a pledge of 66% of the Company’s equity interest in certain foreign subsidiaries and 100% of the Company’s equity interest in its domestic subsidiaries, as collateral for the Company’s obligations under the Credit Agreement. At December 31, 2013, there was $77.6 million outstanding under the Credit Agreement, excluding letters of credit, with $285.6 million available for borrowing. However, based on EBITDA levels for 2013, amounts available for borrowing were limited to $217.6 million. Letters of credit are considered borrowings for purposes of the Credit Agreement. A total of $36.8 million in letters of credit was outstanding under the Credit Agreement at December 31, 2013, $30.3 million of which related to the SH-2G(I) New Zealand sales contract. At December 31, 2012, there was $54.3 million outstanding under the Revolving Credit Agreement, excluding letters of credit, with $331.1 million available for borrowing. A total of $14.6 million in letters of credit was outstanding under the Revolving Credit Agreement at December 31, 2012, 6.7 million of which related to the guaranteed minimum payments to the Commonwealth of Australia associated with the ownership transfer of the eleven SH-2G(A) helicopters (along with the spare parts and associated equipment). This was eliminated in the second quarter of 2013, following the delivery of the final guaranteed payment of $6.4 million (AUD) on April 2, 2013. The Company has not issued any letters of credit other than those issued under the Revolving Credit Agreement.

Interest rates on amounts outstanding under the Credit Agreement are variable, and are determined based on the Consolidated Senior Secured Leverage Ratio, as defined in the Credit Agreement. At December 31, 2013, the interest rate for the outstanding amounts on both the revolving credit facility and term loan commitment was 1.72%. At December 31, 2012, the interest rate for the outstanding amounts on both the former Revolving Credit Agreement and former Term Loan Agreement was 1.75%. In addition, the Company is required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.200% to 0.325% per annum, based on the Consolidated Senior Secured Leverage Ratio. Fees for outstanding letters of credit range from 1.250% to 2.125%, based on the Consolidated Senior Secured Leverage Ratio.

The financial covenants associated with the Credit Agreement include a requirement that (i) the ratio of Consolidated Senior Secured Indebtedness to Consolidated EBITDA, as defined in the Credit Agreement, cannot be greater than 3.50 to 1.00, (ii) the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, as defined in the Credit Agreement, cannot be greater than 4.00 to 1.00, and iii) the ratio of Consolidated EBITDA to the sum of (a) all interest, premium payments, debt discounts, fees, charges and related expenses and (b) the portion of rent expense under capital leases that is treated as interest expense, as defined in the Credit Agreement, cannot be less than 4.00 to 1.00. The Company was in compliance with those financial covenants as of and for the quarter ended December 31, 2013, and management does not anticipate noncompliance in the foreseeable future.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2013, 2012 and 2011

12. DEBT (CONTINUED)

Convertible Notes - continued

The following table illustrates the conversion rate at each date:

	December 31, 2013	December 31, 2012
Convertible Notes
Conversion Rate per $1,000 principal amount (1)	29.6292	29.5635
Conversion Price (2)	$33.75	$33.83
Contingent Conversion Price (3)	$43.88	$43.97
Aggregate shares to be issued upon conversion (4)	3,407,357	3,399,802
(1) Represents the number of shares of Common Stock hypothetically issuable per $1,000 principal amount of Notes, subject to adjustments per the Convertible Note Indenture dated November 19, 2010. At the date the Company issued the Convertible Notes, the conversion rate initially equaled 29.4499 shares of common stock per $1,000 principal amount of notes (which is equivalent to an initial conversion price of approximately $33.96 per share of common stock). The conversion rate is subject to adjustment upon the occurrence of certain specified events, such as an increase in the dividend paid to shareholders.
(2) Represents $1,000 divided by the conversion rate as of such date. The conversion price reflects the strike price of the embedded option within the Convertible Note. Were the Company's share price to exceed the conversion price at conversion the noteholders would be entitled to receive additional consideration either in cash, shares or a combination, the form of which is at the sole discretion of the Company.
(3) Prior to May 15, 2017, the notes are convertible only in the following circumstances: (1) during any fiscal quarter commencing after April 1, 2011, and only during any such fiscal quarter, if the last reported sale price of our common stock was greater than or equal to 130% of the applicable conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, (2) upon the occurrence of specified corporate transactions, or (3) during the five consecutive business-day period following any five consecutive trading-day period in which, for each day of that period, the trading price for the notes was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day. On and after May 15, 2017 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon a change in control or termination of trading, holders of the notes may require us to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount, plus any accrued and unpaid interest.
(4) This represents the number of shares hypothetically issuable upon conversion of the principal balance of the Convertible Notes at each date; however, as the terms of the Convertible Notes require net share settlement, the aggregate principal amount of the notes will be paid in cash. Amounts due in excess of the principal, if any, may be settled in cash, shares of the Company's common stock or a combination of cash and shares of common stock, at the Company's election.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2013, 2012 and 2011

12. DEBT (CONTINUED)

Convertible Notes - continued

The following table illustrates the warrant price at each date:

	December 31, 2013	December 31, 2012
Warrants
Warrant Price	$44.14	$44.23

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

The carrying amount of the equity component and the principal amount of the liability component, the unamortized discount, and the net carrying amount of the liability are as follows:

	December 31, 2013	December 31, 2012
In thousands
Principal amount of liability	$115,000	$115,000
Unamortized discount	7,907	9,740
Carrying value of liability	$107,093	$105,260

Equity component	$13,329	$13,329

As of December 31, 2013, the "if converted value" exceeds the principal amount of the Convertible Notes by $20.4 million since the closing price of the Company's Common Stock was $39.73 compared to the conversion price of $33.75 for the Convertible Notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2013, 2012 and 2011

12. DEBT (CONTINUED)

Convertible Notes - continued

Interest expense associated with the Convertible Notes consisted of the following:

	For the year ended December 31,
	2013	2012	2011
In thousands
Contractual coupon rate of interest	$3,738	$3,738	$3,737
Accretion of convertible notes discount	1,833	1,738	1,679
Interest expense - convertible notes	$5,571	$5,476	$5,416

The effective interest yield of the convertible debt due in 2017 is 5.25% at December 31, 2013, and the cash coupon interest rate is 3.25%.

Short-Term Borrowings

The Company also has certain other credit arrangements to borrow funds on a short-term basis with interest at current market rates. There were $0.6 million of short-term borrowings outstanding under such other credit arrangements as of December 31, 2013. As of December 31, 2012, there were no material short-term borrowings outstanding under such other credit arrangements. The weighted average interest rate on short-term borrowings for 2013 and 2012 was 2.5% and 3.0%, respectively.

Debt Issuance Costs

In 2012, the Company incurred $2.4 million in debt issuance costs in connection with the new Credit Agreement. These costs have been capitalized and will be amortized over the term of the agreement. Total amortization expense for the year ended December 31, 2013, was $1.1 million. Total amortization expense for the year ended December 31, 2012, was $1.3 million, including the $0.2 million write-off of capitalized fees related to the former Revolving Credit Agreement and former Term Loan Agreement. Total amortization expense for the year ended December 31, 2011, was $1.3 million.

Interest Payments

Cash payments for interest were $11.0 million, $10.2 million and $10.2 million for 2013, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2013, 2012 and 2011

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are shown below:

	2013	2012
In thousands
Foreign currency translation:
Beginning balance	$(16,515)	$(21,365)
Net gain/(loss) on foreign currency translation	2,296	4,850
Reclassification to net income	—	—
Other comprehensive income/(loss), net of tax	2,296	4,850
Ending balance	$(14,219)	$(16,515)

Pension and other post-retirement benefits (a):
Beginning balance	$(104,551)	$(96,111)
Reclassification to net income
Amortization of prior service cost, net of tax expense of ($38) and ($37), respectively	60	61
Amortization of net loss, net of tax expense of ($3,677) and ($3,045), respectively	5,875	4,968
Change in net gain, net of tax benefit (expense) of ($20,218) and $8,049, respectively	32,299	(13,469)
Other comprehensive income/(loss), net of tax	38,234	(8,440)
Ending balance	$(66,317)	$(104,551)

Derivative instruments (b):
Beginning balance	$(524)	$(470)
Net loss on derivative instruments, net of tax benefit of $104 and $0, respectively	(172)	—
Reclassification to net income, net of tax benefit (expense) of ($66) and $33, respectively	111	(54)
Other comprehensive income/(loss), net of tax	(61)	(54)
Ending balance	$(585)	$(524)

Total accumulated other comprehensive income (loss)	$(81,121)	$(121,590)
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 15, Pension Plans for additional information)
(b) See Note 7, Derivative Financial Instruments, for additional information regarding our derivative instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2013, 2012 and 2011

14. INCOME TAXES

The components of income tax expense (benefit) associated with continuing operations are as follows:

	For the year ended December 31,
	2013	2012	2011
In thousands
Current:
Federal	$21,916	$25,110	$16,723
State	3,731	1,627	2,438
Foreign	1,953	1,360	1,569
	27,600	28,097	20,730
Deferred:
Federal	5,688	(455)	5,853
State	(270)	915	727
Foreign	(2,221)	(1,657)	(964)
	3,197	(1,197)	5,616
Total	$30,797	$26,900	$26,346

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

	At December 31,
	2013	2012
In thousands
Deferred tax assets:
Deferred employee benefits	$53,108	$76,730
Inventories	13,797	14,490
Environmental liabilities	3,638	4,715
Tax loss and credit carryforwards	7,540	10,932
Tax deductible bond hedge	2,982	3,687
Long-term contracts	6,345	1,442
Accrued liabilities and other items	4,675	3,879
Total deferred tax assets	92,085	115,875
Deferred tax liabilities:
Property, plant and equipment	(17,741)	(14,237)
Intangibles	(28,798)	(27,469)
Unamortized discount on convertible notes	(2,982)	(3,702)
Other items	(1,400)	(1,589)
Total deferred tax liabilities	(50,921)	(46,997)
Net deferred tax assets before valuation allowance	41,164	68,878
Valuation allowance	(4,657)	(5,288)
Net deferred tax assets after valuation allowance	$36,507	$63,590

Valuation allowances of $4.7 million and $5.3 million at December 31, 2013 and 2012, respectively, reduced the deferred tax asset attributable to state loss and credit carryforwards to an amount that, based upon all available information, is more likely than not to be realized. Reversal of the valuation allowance is contingent upon the recognition of future taxable income in the respective jurisdictions or changes in circumstances which cause the realization of the benefits of the carryforwards to become more likely than not. The net decrease in the valuation allowance of $0.6 million is due to the net utilization of state loss carryforwards.

U.S. foreign tax credit carryforwards of $4.6 million were fully utilized in 2013. State carryforwards are in numerous jurisdictions with varying lives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2013, 2012 and 2011

14. INCOME TAXES (CONTINUED)

No valuation allowance has been recorded against the other deferred tax assets because the Company believes that these deferred tax assets will, more likely than not, be realized. This determination is based largely upon the Company's earnings history and its anticipated future taxable income. In addition, the Company has the ability to offset deferred tax assets against deferred tax liabilities created for such items as depreciation and amortization.

Pre-tax income (loss) from foreign operations amounted to $(0.2) million, $2.5 million and $4.2 million in 2013, 2012 and 2011, respectively. Income taxes have not been provided on $26.6 million of undistributed earnings of foreign subsidiaries since it is the Company’s intention to permanently reinvest such earnings or to distribute them only when it is tax efficient to do so. It is impracticable to estimate the total tax liability, if any, that would be created by the future distribution of these earnings.

The provision for income taxes associated with continuing operations differs from that computed at the federal statutory corporate tax rate as follows:

	For the year ended December 31,
	2013	2012	2011
In thousands
Federal tax at 35% statutory rate	$30,624	$28,290	$26,696
State income taxes, net of federal benefit	2,250	1,652	2,057
Tax effect of:
§199 Manufacturing deduction	(2,200)	(1,400)	(1,000)
Other, net	123	(1,642)	(1,407)
Income tax expense	$30,797	$26,900	$26,346

The Company records a benefit for uncertain tax positions in the financial statements only when it determines it is more likely than not that such a position will be sustained upon examination by taxing authorities. Unrecognized tax benefits represent the difference between the position taken and the benefit reflected in the financial statements. On December 31, 2013, 2012 and 2011 the total liability for unrecognized tax benefits was $2.3 million, $3.9 million and $4.4 million, respectively (including interest and penalties of $0.6 million, $0.6 million and $0.7 million, respectively).  The change in the liability for 2013, 2012 and 2011 is explained as follows:

	2013	2012	2011
In thousands
Balance at January 1	$3,886	$4,388	$3,907
Additions based on current year tax positions	364	258	131
Changes for tax positions of prior years	(907)	113	452
Settlements	(264)	(82)	—
Additions due to acquired business	414	—	245
Reductions due to lapses in statutes of limitation	(1,191)	(791)	(347)
Balance at December 31	$2,302	$3,886	$4,388

Included in unrecognized tax benefits at December 31, 2013, were items approximating $1.7 million that, if recognized, would favorably affect the Company’s effective tax rate in future periods. The decrease in 2013 for changes in tax positions of prior years was primarily due to reclassification of liabilities for taxes not based on income. The Company files tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including 2008. During 2013, 2012 and 2011, $0.1 million or less of interest and penalties was recognized each year as a component of income tax expense. It is the Company’s policy to record interest and penalties on unrecognized tax benefits as income taxes.

Cash payments for income taxes, net of refunds, were $33.1 million, $26.9 million, and $18.2 million in 2013, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2013, 2012 and 2011

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

Obligations and Funded Status

The changes in the actuarial present value of the projected benefit obligation and fair value of plan assets are as follows:

	For the year ended December 31,
	Qualified Pension Plan		SERP
	2013	2012	2013	2012
In thousands
Projected benefit obligation at beginning of year	$706,356	$647,372	$12,326	$12,075
Service cost	14,347	14,075	340	380
Interest cost	25,596	26,312	311	408
Actuarial liability (gain) loss (a)	(78,609)	43,409	(458)	(33)
Benefit payments	(26,455)	(24,812)	(2,291)	(1,550)
(Curtailment) / Settlement	—	—	(318)	1,046
Projected benefit obligation at end of year	$641,235	$706,356	$9,910	$12,326
Fair value of plan assets at beginning of year	$557,653	$511,543	$—	$—
Actual return on plan assets	14,202	60,922	—	—
Employer contributions	10,000	10,000	2,291	1,550
Benefit payments	(26,455)	(24,812)	(2,291)	(1,550)
Fair value of plan assets at end of year	$555,400	$557,653	$—	$—
Funded status at end of year	$(85,835)	$(148,703)	$(9,910)	$(12,326)
Accumulated benefit obligation	$641,235	$706,356	$9,910	$12,326
(a) The actuarial liability (gain)/loss amount for the qualified pension plan for 2013 and 2012 is principally due to the effect of changes in the discount rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2013, 2012 and 2011

15. PENSION PLANS (CONTINUED)

Obligations and Funded Status - continued

The Company has recorded liabilities related to our qualified pension plan and SERP as follows:

	At December 31,
	Qualified Pension Plan		SERP
	2013	2012	2013	2012
In thousands
Current liabilities (a)	$—	$—	$(819)	$(2,291)
Noncurrent liabilities	(85,835)	(148,703)	(9,091)	(10,035)
Total	$(85,835)	$(148,703)	$(9,910)	$(12,326)
(a) The current liabilities are included in other accruals and payables on the Consolidated Balance Sheets.

Certain amounts included in accumulated other comprehensive income on the Consolidated Balance Sheets represent costs that will be recognized as components of pension cost in future periods. These consist of:

	At December 31,
	Qualified Pension Plan		SERP
	2013	2012	2013	2012
In thousands
Unrecognized (gain) or loss	$105,269	$166,025	$1,040	$2,353
Unrecognized prior service cost (credit)	156	254	—	—
Amount included in accumulated other comprehensive income (loss)	$105,425	$166,279	$1,040	$2,353

The estimated net loss and prior service cost (credit) for the qualified pension plan and the SERP that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year will be $4.2 million and $0.1 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2013, 2012 and 2011

15. PENSION PLANS (CONTINUED)

Obligations and Funded Status - continued

The pension plan net periodic benefit costs on the Consolidated Statements of Operations and other amounts recognized in other comprehensive income (loss) on the Consolidated Statements of Comprehensive Income and Consolidated Statements of Shareholders’ Equity were computed using the projected unit credit actuarial cost method and included the following components:

	For the year ended December 31,
	Qualified Pension Plan			SERP
	2013	2012	2011	2013	2012	2011
In thousands
Service cost for benefits earned during the year	$14,347	$14,075	$12,082	$340	$380	$361
Interest cost on projected benefit obligation	25,596	26,312	28,326	311	408	515
Expected return on plan assets	(41,347)	(37,878)	(36,423)	—	—	—
Amortization of prior service credit (cost)	98	98	98	—	—	—
Recognized net loss	9,291	7,844	4,183	261	169	153
Additional amount recognized due to curtailment/settlement	—	—	—	276	198	560
Net pension benefit cost	$7,985	$10,451	$8,266	$1,188	$1,155	$1,589
Change in prior service cost	$—	$—	$—	$—	$—	$—
Change in net gain or loss	(51,465)	20,365	52,820	(1,052)	815	(608)
Amortization of prior service cost (credit)	(98)	(98)	(98)	—	—	—
Amortization of net gain (loss)	(9,291)	(7,844)	(4,183)	(261)	(169)	(153)
Total recognized in other comprehensive income (loss)	$(60,854)	$12,423	$48,539	$(1,313)	$646	$(761)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(52,869)	$22,874	$56,805	$(125)	$1,801	$828

The following tables show the amount of the contributions made to the Qualified Pension Plan and SERP during each period and the amount of contributions the Company expects to make during 2014:

Year-to-date contributions:

	Qualified Pension Plan		SERP
	2013	2012	2013	2012
In thousands
Year-to-date contributions	$10,000	$10,000	$2,291	$1,550

Expected contributions in 2014:

	Qualified Pension Plan (a)	SERP
In thousands
Expected contribution	$10,000	$819
(a) As of the date of this report, the Company has contributed the full $10.0 million to the qualified pension plan; no further contributions are expected to be made in 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2013, 2012 and 2011

15. PENSION PLANS (CONTINUED)

Obligations and Funded Status - continued

Expected future benefit payments, which reflect expected future service, are as follows:

	Qualified Pension Plan	SERP
In thousands
2014	$29,097	$819
2015	30,822	527
2016	32,523	2,885
2017	34,038	510
2018	35,468	499
2019-2023	200,207	4,374

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

	At December 31,
	Qualified Pension Plan		SERP
	2013	2012	2013	2012
Discount rate	4.60%	3.70%	3.60%	2.85%

The actuarial assumptions used in determining the net periodic benefit cost of the pension plans are as follows:

	For the year ended December 31,
	Qualified Pension Plan		SERP
	2013	2012	2013	2012
Discount rate	3.70%	4.20%	2.85%	3.55%
Expected return on plan assets	7.50%	7.50%	N/A	N/A
Average rate of increase in compensation levels	N/A	N/A	N/A	N/A

Plan Assets for Qualified Pension Plan

The expected return on plan assets rate was determined based upon historical returns adjusted for estimated future market fluctuations. For 2013 and 2012, the expected rate of return on plan assets was 7.5%. During 2013, the actual return on pension plan assets was lower than our expected rate of return on pension plan assets. The 2013 actual rate of return on pension plan assets, net of expenses was 3.2%.

Plan assets are invested in a diversified portfolio consisting of equity and fixed income securities. The investment goals for pension plan assets are to improve and/or maintain the Plan’s funded status by generating long-term asset returns that exceed the rate of growth of the Plan’s liabilities. The Plan invests assets in a manner that seeks to (a) maximize return within reasonable and prudent levels of risk of loss of funded status; and (b) maintain sufficient liquidity to meet benefit payment obligations and other periodic cash flow requirements on a timely basis. The return generation/liability matching asset allocation ratio is currently 53%/47%. As the plan’s funded status changes, the pension plan’s Administrative Committee (the management committee that is responsible for plan administration) will act through an immediate or gradual process, as appropriate, to reallocate assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2013, 2012 and 2011

15. PENSION PLANS (CONTINUED)

Plan Assets for Qualified Pension Plan - continued

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

Fixed Income Securities - For fixed income securities, multiple prices and price types are obtained from pricing vendors whenever possible, which enables cross-provider validations. A primary price source is identified based on asset type, class or issue for each security. The fair values of fixed income securities are based on evaluated prices that reflect observable market information, such as actual trade information of similar securities, adjusted for observable differences, and are categorized as Level 2. These securities are primarily investment grade securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2013, 2012 and 2011

15. PENSION PLANS (CONTINUED)

Plan Assets for Qualified Pension Plan - continued

The fair values of the Company’s qualified pension plan assets at December 31, 2013 and 2012, are as follows:

	Total Carrying Value at December 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
In thousands
Short-term investments:
Cash and cash equivalents	$23,668	$23,668	$—	$—
Futures contracts	(2,196)	—	(2,196)	—
Fixed income securities:
U.S. Government and agency securities (a)	61,592	—	61,592	—
Bonds:
Corporate fixed income	81,601	—	81,601	—
Foreign fixed income	10,291	—	10,291	—
Other fixed income (b)	3,467	—	3,467	—
Mutual funds	71,244	71,244	—	—
Common trust funds	256,949	—	256,949	—
Corporate stock	47,035	47,035	—	—
Subtotal	$553,651	$141,947	$411,704	$—
Accrued income/expense	1,749	39	1,710	—
Total	$555,400	$141,986	$413,414	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2013, 2012 and 2011

15. PENSION PLANS (CONTINUED)

Plan Assets for Qualified Pension Plan - continued

	Total Carrying Value at December 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
In thousands
Short term investments:
Cash and cash equivalents	$40,300	$40,300	$—	$—
Futures contracts	(2,312)	—	(2,312)	—
Fixed income securities:
US Government and agency securities (a)	56,116	—	56,116	—
Bonds:
Corporate fixed income	83,530	—	83,530	—
Foreign fixed income	9,388	—	9,388	—
Other fixed income (b)	5,405	—	5,405	—
Mutual funds	77,921	77,921	—	—
Common trust funds	221,195	—	221,195	—
Corporate stock	64,432	64,432	—	—
Subtotal	$555,975	$182,653	$373,322	$—
Accrued income	1,678	223	1,455	—
Total	$557,653	$182,876	$374,777	$—
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

Other Plans

The Company also maintains a Defined Contribution Plan that has been adopted by most of its U.S. subsidiaries. Employees of the adopting employers who meet the eligibility requirements of the plan may participate. Employer matching contributions are made to the plan based on a percentage of each participant’s pre-tax contribution. For each dollar that a participant contributes, up to 5% of compensation, participating subsidiaries make employer contributions of one dollar. Employer contributions to the plan totaled $10.4 million, $9.3 million and $8.5 million in 2013, 2012 and 2011, respectively.

One of the Company’s acquired U.S. subsidiaries maintains a separate defined contribution plan for its eligible employees. Employer matching contributions are made on a discretionary basis. Additionally, two of our foreign subsidiaries each maintain a defined benefit plan of their own for their local employees. The net pension liabilities of $0.5 million associated with these plans are included in other accruals and payables on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2013, 2012 and 2011

16. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

	At December 31,
	2013	2012
In thousands
Supplemental employees' retirement plan ("SERP")	$9,091	$10,035
Deferred compensation	13,472	12,665
Long-term incentive plan	7,051	6,084
Noncurrent income taxes payable	3,332	3,886
Environmental remediation liability	8,256	9,903
Other	5,836	6,837
Total	$47,038	$49,410

Disclosures regarding the assumptions used in the determination of the SERP liabilities are included in Note 15, Pension Plans. Discussions of our environmental remediation liabilities are in Note 11, Environmental Costs, and Note 17, Commitments and Contingencies.

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

17. COMMITMENTS AND CONTINGENCIES

Asset Retirement Obligations

The Company has unrecorded Asset Retirement Obligation’s (“AROs”) that are conditional upon certain events. These AROs generally include the removal and disposition of non-friable asbestos. The Company has not recorded a liability for these conditional AROs at December 31, 2013, because the Company does not currently believe there is a reasonable basis for estimating a date or range of dates for major renovation or demolition of these facilities. In reaching this conclusion, the Company considered the historical performance of each facility and has taken into account factors such as planned maintenance, asset replacement and upgrades, which, if conducted as in the past, can extend the physical lives of the facilities indefinitely. The Company also considered the possibility of changes in technology and risk of obsolescence in arriving at its conclusion.

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

Leases

Rent commitments under various leases for office space, warehouses, land and buildings expire at varying dates from January 2014 to September 2023. The terms of most of these leases are in the range of 3 to 5 years. Some of the Company’s leases have rent escalations, rent holidays or contingent rent that are recognized on a straight-line basis over the entire lease term. Material leasehold improvements and other landlord incentives are amortized over the shorter of their economic lives or the lease term, including renewal periods, if reasonably assured. Certain annual rentals are subject to renegotiation, with certain leases renewable for varying periods.

Lease periods for machinery and equipment range from 1 to 5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2013, 2012 and 2011

17. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Leases - continued

Substantially all real estate taxes, insurance and maintenance expenses are obligations of the Company. It is expected that in the normal course of business leases that expire will be renewed or replaced by leases on other similar property.

The following minimum future rental payments are required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2013:

In thousands
2014	$20,704
2015	15,632
2016	10,290
2017	5,766
2018	3,165
Thereafter	8,777
Total	$64,334

Lease expense for all operating leases, including leases with terms of less than one year, amounted to $24.6 million, $23.6 million and $21.4 million for 2013, 2012 and 2011, respectively.

Legal Matters

Wichita Subpoena Matter

As previously disclosed, the U.S. District Court for the District of Kansas issued a grand jury subpoena in 2011 to Plastic Fabricating Company, Inc. (“PlasticFab”), an indirect wholly owned subsidiary of the Company now known as Kaman Composites - Wichita, Inc., regarding a government investigation of record keeping associated with the manufacture of certain composite parts at PlasticFab's facility located in Wichita, Kansas. The subpoena required information related to the period January 1, 2006, through June 30, 2008. During the fiscal quarter ended March 29, 2013, the U.S. Attorney's Office for the District of Kansas notified PlasticFab that it may seek to commence a criminal proceeding against PlasticFab but it expressed a willingness to explore a pre-charge disposition of the matter. PlasticFab believes it has cooperated fully with the investigation and intends to continue to cooperate as it engages in further discussions with the U.S. Attorney's Office about this matter. Under present U.S. Government procurement laws and regulations, if indicted or adjudged to be in violation of procurement or other Federal laws, a contractor, such as PlasticFab, could be subject to fines, penalties, repayments, or compensatory or treble damages, or suspension or debarment on U.S. Government contract awards if warranted. Thus, as with any government contractor, an adverse outcome in a proceeding such as this could have a material adverse effect on our business, financial condition, results of operations or cash flows. Management continues to cooperate with the government's investigation; however, we are unable to predict the outcome of any proceeding that may be brought against PlasticFab, its officers, employees, or affiliates. At December 31, 2013, the amount accrued for this matter was not material.

40 mm

Kaman Precision Products, Inc., the indirect wholly owned subsidiary that operates the Company’s Orlando facility, was one of five defendants in a qui tam suit under the False Claims Act brought by John D. King, a former employee of one of the other defendants. The case, United States ex rel. King v. DSE, Inc., et al., No. 8:08-cv-02416 (M.D. Fla.), was brought in the U.S. District Court for the Middle District of Florida. The United States Department of Justice declined to intervene in the suit, so the case was brought solely by Mr. King. The suit alleged that the Orlando facility knowingly submitted false claims or made false statements in connection with its work on 40 mm grenade programs. On February 19, 2013, the District Court issued an order dismissing the case with prejudice as to Mr. King. A judgment on the order was entered by the District Court on February 20, 2013. Mr. King subsequently filed a notice of appeal, and the defendants filed a motion to dismiss the appeal. On August 16, 2013, the U.S. Court of Appeals for the Eleventh Circuit granted the defendants' motion to dismiss, effectively ending the Company's involvement with this matter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2013, 2012 and 2011

17. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Matters

Revenue Sharing Agreement with the Commonwealth of Australia

During the second quarter of 2013, the Company signed a $120.6 million contract to resell ten of the eleven Australia SH-2G(A) (now designated the SH-2G(I)) aircraft, spare parts, a full mission flight simulator, and related logistics support to the New Zealand Ministry of Defence. Pursuant to the terms of its revenue sharing agreement with the Commonwealth of Australia, the Company will share proceeds from the resale with the Commonwealth on a predetermined basis. Through December 31, 2013, the Company has paid $39.5 million (AUD) to the Commonwealth of Australia, the required minimum amount of payments pursuant to the revenue sharing agreement. The Company has $1.4 million accrued for additional revenue sharing payments, calculated pursuant to the terms of the revenue sharing agreement. Any additional amounts will be recorded when they are due to the Commonwealth of Australia.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2013, 2012 and 2011

17. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Matters - continued

Bloomfield

In connection with the Company’s 2008 purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR, the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and continues the effort to define the scope of the remediation that will be required by the Connecticut Department of Environmental Protection ("CTDEP"). The assumed environmental liability of $10.3 million was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $6.9 million. A portion ($2.3 million) of the accrual related to this property is included in other accruals and payables, and the balance is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

United Kingdom

In connection with the purchase of U.K. Composites, the Company accrued, at the time of acquisition, £1.6 million for environmental compliance at the facilities. The remaining balance of the accrual at December 31, 2013, was £0.3 million, with £1.1 million having been paid to date in connection with these environmental remediation activities and £0.2 million released to income. The U.S. dollar equivalent of the remaining environmental compliance liability as of December 31, 2013, is $0.5 million, which is included in other accruals and payables. The Company continues to assess the work that may be required, which may result in a change to this accrual. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

18. COMPUTATION OF EARNINGS PER SHARE

The computation of basic earnings per share is based on net earnings divided by the weighted average number of shares of common stock outstanding for each year. The computation of diluted earnings per share includes the common stock equivalency of dilutive options granted to employees under the Stock Incentive Plan.

Excluded from the diluted earnings per share calculation for the years ended December 31, 2013, 2012 and 2011, respectively, are 391,717, 338,248 and 265,026 shares associated with equity awards granted to employees that are anti-dilutive based on the average stock price.

For the years ended December 31, 2013, 2012 and 2011, shares issuable under the Convertible Notes that were dilutive during the period were included in the calculation of earnings per share as the conversion price for the Convertible Notes was less than the average share price of the Company's stock. Excluded from the diluted earnings per share calculation for the years ended December 31, 2013, 2012 and 2011, respectively were 3,404,626, 3,396,841, and 3,386,739 shares, issuable under the warrants sold in connection with the Company’s Convertible Note offering as they would be anti-dilutive. For further information on the Convertible Notes, see Note 12, Debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2013, 2012 and 2011

18. COMPUTATION OF EARNINGS PER SHARE (CONTINUED)

	For the Year Ended December 31,
	2013	2012	2011
In thousands, except per share amounts
Earnings from continuing operations	$56,699	$53,928	$49,928
Earnings from discontinued operations, net of tax	(19)	(226)	1,214
Gain on disposal of discontinued operations, net of tax	420	1,323	—
Net earnings	$57,100	$55,025	$51,142

Basic:
Weighted average number of shares outstanding	26,744	26,425	26,246

Earnings per share from continuing operations	$2.12	$2.04	$1.90
Earnings per share from discontinued operations	—	(0.01)	0.05
Earnings per share from disposal of discontinued operations	0.02	0.05	—
Basic earnings per share	$2.14	$2.08	$1.95
Diluted:
Weighted average number of shares outstanding	26,744	26,425	26,246
Weighted average shares issuable on exercise of dilutive stock options	159	162	223
Weighted average shares issuable on exercise of convertible notes	240	35	31
Total	27,143	26,622	26,500

Earnings per share from continuing operations	$2.09	$2.03	$1.88
Earnings per share from discontinued operations	(0.01)	(0.01)	0.05
Earnings per share from disposal of discontinued operations	0.02	0.05	—
Diluted earnings per share	$2.10	$2.07	$1.93

19. SHARE-BASED ARRANGEMENTS

General

The Company accounts for stock options and restricted stock as equity awards whereas the stock appreciation rights and employee stock purchase plan are accounted for as liability awards. Compensation expense for stock options and restricted stock awards is recognized on a straight-line basis over the vesting period of the awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2013, 2012 and 2011

19. SHARE-BASED ARRANGEMENTS (CONTINUED)

The following table summarizes share-based compensation expense recorded during each period presented:

	For the Year Ended December 31,
	2013	2012	2011
In thousands
Stock options	$1,605	$1,850	$1,743
Restricted stock awards	2,902	3,571	4,554
Stock appreciation rights	—	—	179
Employee stock purchase plan	466	444	330
Total share-based compensation	$4,973	$5,865	$6,806

Stock Incentive Plan

On April 17, 2013, the shareholders of the Company approved the 2013 Management Incentive Plan (the "2013 Plan"), which replaced the 2003 Stock Incentive Plan. The 2013 Plan provides the Company with the ability to use equity-based awards of up to 2,250,000 authorized shares and is designed as a flexible share authorization plan, such that the Company's share authorization is based on the least costly type of award (stock options). Shares issued pursuant to “Full Value Awards” as defined in the 2013 Plan (awards other than stock options or stock appreciation rights which are settled by the issuance of shares, e.g., restricted stock, restricted stock units, performance shares, performance units if settled with stock, or other stock-based awards) count against the 2013 Plan's share authorization at a rate of 3 to 1, while shares issued upon exercise of stock options or stock appreciation rights count against the share authorization at a rate of 1 to 1. This means that every time an option is granted, the authorized pool of shares is reduced by one (1) share and every time a Full Value Award is granted, the authorized pool of shares is reduced by 3 shares. In deriving the valuation ratio used in the 2013 Plan, the Company used the Black Scholes Fair Value model as the basis for determining the approximate value of an option as compared to a "full value share." As of December 31, 2013, there were 2,241,000 shares available for grant under the plan.

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

Stock options are granted with an exercise price equal to the average market price of our stock at the date of grant. Stock options and Stock Appreciation Rights ("SARs") granted under the plan generally expire ten years from the date of grant and vest 20% each year over a 5-year period on each of the first five anniversaries of the date of grant. Restricted Stock Awards ("RSAs") are generally granted with restrictions that lapse at the rate of 20% per year over a 5-year period on each of the first five anniversaries of the date of grant. Generally, these awards are subject to forfeiture if a recipient separates from service with the Company.

Stock option activity is as follows:

	Options	Weighted average- exercise price
Options outstanding at December 31, 2012	921,040	$26.21
Granted	156,160	36.29
Exercised	(133,969)	22.98
Forfeited or expired	(51,299)	31.09
Options outstanding at December 31, 2013	891,932	$28.18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2013, 2012 and 2011

19. SHARE-BASED ARRANGEMENTS (CONTINUED)

Stock Incentive Plan - continued

The following table presents information regarding options outstanding as of December 31, 2013:

Weighted-average remaining contractual term - options outstanding (years)	6.1
Aggregate intrinsic value - options outstanding (in thousands)	$10,329
Weighted-average exercise price - options outstanding	$28.18
Options exercisable	411,250
Weighted-average remaining contractual term - options exercisable (years)	4.8
Aggregate intrinsic value - options exercisable (in thousands)	$6,360
Weighted-average exercise price - options exercisable	$24.30

The intrinsic value represents the amount by which the market price of the stock on the measurement date exceeds the exercise price of the option. The intrinsic value of options exercised in 2013, 2012 and 2011 was $1.9 million, $3.2 million and $2.9 million, respectively. The Company currently has an open stock repurchase plan, which would enable the Company to repurchase shares as needed. Since 2008 the Company has generally issued shares related to option exercises and RSAs from its authorized but unissued common stock.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	2013	2012	2011
Expected option term (years)	5.2	5.4	6.5
Expected volatility	45.5%	46.5%	43.9%
Risk-free interest rate	0.9%	0.9%	2.9%
Expected dividend yield	2.0%	1.9%	2.2%
Per share fair value of options granted	$12.38	$12.00	$12.05

The expected term of options granted represents the period of time that option grants are expected to be outstanding. For 2013 and 2012, in predicting the expected term, the Company based its calculation on historical exercise patterns in order to estimate future exercise patterns. For 2011, in predicting the life of option grants, all stock options met the definition of “plain vanilla” options and therefore, the “simplified” method was used to calculate the term for grants. Forfeitures of options are estimated based upon historical data and are adjusted based upon actual occurrences. The cumulative effect of stock award forfeitures was immaterial. The volatility assumption is based on the historical daily price data of the Company’s stock over a period equivalent to the weighted-average expected term of the options. Management evaluated whether there were factors during that period that were unusual and would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. The Company relies only on historical volatility since future volatility is expected to be consistent with historical volatility.

The risk-free interest rate assumption is based upon the interpolation of various U.S. Treasury rates determined at the date of option grant. Expected dividends are based upon a historical analysis of our dividend yield over the past year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2013, 2012 and 2011

19. SHARE-BASED ARRANGEMENTS (CONTINUED)

Stock Incentive Plan - continued

Restricted Stock activity is as follows:

	Restricted Stock Awards	Weighted- average grant date fair value
Restricted Stock outstanding at December 31, 2012	251,359	$28.30
Granted	92,155	34.50
Vested	(116,496)	27.61
Forfeited or expired	(38,371)	30.92
Restricted Stock outstanding at December 31, 2013	188,647	$31.23

The grant date fair value for restricted stock is the average market price of the unrestricted shares on the date of grant.  The total fair value of restricted stock awards vested during 2013, 2012 and 2011 was $4.6 million, $5.3 million and $4.0 million, respectively.

We record a tax benefit and associated deferred tax asset for compensation expense recognized on non-qualified stock options and restricted stock for which we are allowed a tax deduction. For 2013, 2012 and 2011, respectively, we recorded a tax benefit of $1.7 million, $2.1 million and $2.4 million for these two types of compensation expense.

The windfall tax benefit is the tax benefit realized on the exercise of non-qualified stock options and disqualifying dispositions of stock acquired by exercise of incentive stock options and Employee Stock Purchase Plan stock purchases in excess of the deferred tax asset originally recorded. The total windfall tax benefit realized in 2013, 2012, and 2011 was $0.5 million, $0.9 million, and $0.8 million, respectively.

As of December 31, 2013, future compensation costs related to non-vested stock options and restricted stock grants is $7.5 million. The Company anticipates that this cost will be recognized over a weighted-average period of 3.0 years.

Employees Stock Purchase Plan

The Kaman Corporation Employees Stock Purchase Plan (“ESPP”) allows employees to purchase common stock of the Company, through payroll deductions, at 85% of the market value of shares at the time of purchase. The plan provides for the grant of rights to employees to purchase a maximum of 1,500,000 shares of common stock.

During 2013, 85,702 shares were issued to employees at prices ranging from $28.34 to $32.43. During 2012, 90,048 shares were issued to employees at prices ranging from $24.09 to $30.79. During 2011, 68,116 shares were issued to employees at prices ranging from $23.35 to $32.50. At December 31, 2013, there were 465,437 shares available for purchase under the plan.

20. SEGMENT AND GEOGRAPHIC INFORMATION

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2013, 2012 and 2011

20. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

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

Summarized financial information by business segment is as follows:

	For the year ended December 31,
	2013	2012	2011
In thousands
Net sales from continuing operations:
Distribution	$1,067,839	$1,012,059	$930,131
Aerospace (a)	613,967	580,769	547,403
Net sales	$1,681,806	$1,592,828	$1,477,534
Operating income:
Distribution	$43,326	$50,560	$46,894
Aerospace (b)	102,573	89,142	80,424
Net gain (loss) on sale of assets	(128)	(105)	(269)
Corporate expense	(45,291)	(46,759)	(39,468)
Operating income from continuing operations	100,480	92,838	87,581
Interest expense, net	12,559	12,185	11,646
Other expense (income), net	425	(175)	(339)
Earnings before income taxes from continuing operations	87,496	80,828	76,274
Income tax expense	30,797	26,900	26,346
Earnings from continuing operations	$56,699	$53,928	$49,928

(a) Net sales by the Aerospace segment under contracts with U.S. Government agencies (including sales to foreign governments through foreign military sales contracts with U.S. Government agencies) totaled $262.9 million, $303.5 million and $268.1 million in 2013, 2012 and 2011, respectively.

(b) Operating income for 2013 includes a $2.1 million non-cash non-tax deductible goodwill impairment charge. Operating income for 2012 includes $3.3 million of net loss associated with the resolution of a program related matter. Operating income for 2011 includes $6.2 million in expense associated with the settlement of the FMU-143 matter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2013, 2012 and 2011

20. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

	At December 31,
In thousands	2013	2012	2011
Identifiable assets (a):
Distribution	$480,117	$449,552	$374,144
Aerospace	557,831	521,080	513,556
Corporate (b)	102,683	126,361	108,698
Total assets	$1,140,631	$1,096,993	$996,398
Capital expenditures:
Distribution	$12,110	$10,867	$8,044
Aerospace	21,193	15,293	11,958
Corporate	7,625	6,409	8,814
Total capital expenditures	$40,928	$32,569	$28,816
Depreciation and amortization:
Distribution	$11,556	$9,565	$7,059
Aerospace	15,041	13,947	12,540
Corporate	5,278	4,871	3,569
Total depreciation and amortization	$31,875	$28,383	$23,168

(a) Identifiable assets are year-end assets at their respective net carrying values segregated as to segment and corporate use.

(b) For the periods presented, the corporate identifiable assets are principally comprised of cash, short-term and long-term deferred income tax assets, capitalized debt issuance costs, cash surrender value of life insurance policies and fixed assets.

The following table summarizes total sales of the Company, which are principally derived from the sale of products:

	For the year ended December 31,
	2013	2012	2011
in thousands
Bearings and Power Transmission (a)	$649,926	$651,635	$641,532
Automation, Control and Energy	271,465	220,999	193,130
Fluid Power	146,448	139,425	95,469
Military and Defense	384,088	346,290	352,735
Commercial Aerospace	229,879	234,479	194,668
Total sales (b)	$1,681,806	$1,592,828	$1,477,534
(a) Aerospace bearings are not included in this caption, as they are broken out by Military and Defense and Commercial Aerospace.
(b) Service revenue was not material for the years ended December 31, 2013, 2012 and 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2013, 2012 and 2011

20. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Sales are attributed to geographic regions based on the location to which the product is shipped. Geographic distribution of sales recorded by continuing operations is as follows:

	For the year ended December 31,
	2013	2012	2011
In thousands
North America	$1,470,360	$1,444,856	$1,351,766
Europe	107,297	99,187	84,542
Middle East	39,357	4,023	6,078
Asia	32,414	29,196	22,336
Oceania	28,892	10,249	9,163
Other	3,486	5,317	3,649
Total	$1,681,806	$1,592,828	$1,477,534

Geographic distribution of long-lived assets is as follows:

	At December 31,
	2013	2012
In thousands
United States	$373,268	$354,627
United Kingdom	64,585	61,562
Germany	20,260	12,718
Mexico	2,978	3,261
Total	$461,091	$432,168

21. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of these financial statements. There have been no material subsequent events that require disclosure.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The company has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2013, the company's disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2013.

In making its assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2013, management utilized the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control—Integrated Framework (1992). Management concluded that based on its assessment the company’s internal control over financial reporting was effective as of December 31, 2013. The effectiveness of internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

The scope of management's assessment of the effectiveness of internal control over financial reporting excludes the operations of Northwest Hose & Fittings, Ohio Gear & Transmission and Western Fluid Components (together, the "acquired businesses"), which the Company acquired through purchase business combinations during the year ended December 31, 2013. The acquired businesses represented less than 1% of the Company's consolidated revenues for the year ended December 31, 2013, and assets associated with the acquired businesses represented approximately 2% of the Company's consolidated total assets as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

Management of the company has evaluated, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, changes in the company’s internal controls over financial reporting during 2013.

During the fourth quarter ended December 31, 2013, management made no changes to internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Controls

The company’s evaluation described in this Item was undertaken acknowledging that there are inherent limitations to the effectiveness of any system of controls, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective controls can only provide reasonable assurance of achieving their control objectives.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than the list of executive officers of the company set forth in Item 1, Executive Officers of the Registrant, all information under this caption may be found in the company’s proxy statement to be delivered to stockholders in connection with the Annual Meeting of Shareholders, which is scheduled for April 16, 2014, (the “Proxy Statement”) in the following sections: “Class 3 Director Nominees for Election at the 2014 Annual Meeting,” “Continuing Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nominees,” and “Audit Committee.”  Those portions of the Proxy Statement are incorporated by reference into this Item 10.

ITEM 11.	EXECUTIVE COMPENSATION

Information about the compensation of Kaman’s named executive officers appears under the captions "Compensation Discussion and Analysis" and "Summary Compensation Table" in the Proxy Statement. Information about the compensation of Kaman’s directors appears under "Non-Employee Director Compensation" in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this Item 11.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership of certain beneficial owners and management appears under "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this Item 12.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bloomfield, State of Connecticut, on this 27th day of February 2014.

KAMAN CORPORATION (Registrant)

By:	/s/ Neal J. Keating
Neal J. Keating
Chairman, President,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title:	Date:

/s/ Neal J. Keating	Chairman, President,	February 27, 2014
Neal J. Keating	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Robert D. Starr	Senior Vice President	February 27, 2014
Robert D. Starr	and Chief Financial Officer
(Principal Financial Officer)

/s/ John J. Tedone	Vice President – Finance and	February 27, 2014
John J. Tedone	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Neal J. Keating		February 27, 2014
Neal J. Keating
Attorney-in-Fact for:

Brian E. Barents	Director
E. Reeves Callaway III	Director
Karen M. Garrison	Director
A. William Higgins	Director
Scott E. Kuechle	Director
Eileen S. Kraus	Director
George E. Minnich	Director
Thomas W. Rabaut	Director
Richard J. Swift	Director

KAMAN CORPORATION AND SUBSIDIARIES

Index to Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Kaman Corporation

Our audit of the consolidated financial statements as of and for the year ended December 31, 2013 and of the effectiveness of internal control over financial reporting as of December 31, 2013 referred to in our report dated February 27, 2014 included under Item 8 in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this 2013 Form 10-K as of and for the year ended December 31, 2013. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein as of and for the year ended December 31, 2013 when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
February 27, 2014

KAMAN CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(Dollars in Thousands)

		Additions
DESCRIPTION	Balance Beginning of Period	Charged to Costs and Expenses	Others (A)	Deductions (B)	Balance End of Period
2013
Allowance for doubtful accounts	$3,148	$1,635	$56	$1,012	$3,827
2012
Allowance for doubtful accounts	$3,294	$763	$322	$1,231	$3,148
2011
Allowance for doubtful accounts	$3,831	$1,337	$49	$1,923	$3,294

(A)	Additions to allowance for doubtful accounts attributable to acquisitions.

(B)	Write-off of bad debts, net of recoveries.

		Additions (Reductions)
DESCRIPTION	Balance Beginning of Period	Current Year Provision (Benefit)	Others	Balance End of Period
2013
Valuation allowance on deferred tax assets	$5,288	$531	$(1,162)	$4,657
2012
Valuation allowance on deferred tax assets	$3,786	$469	$1,033	$5,288
2011
Valuation allowance on deferred tax assets	$4,217	$(53)	$(378)	$3,786

KAMAN CORPORATION
INDEX TO EXHIBITS

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 4, 2005, File No. 333-66179).	Previously Filed

Exhibit 3.2	Amended and Restated Bylaws of the Company, (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated February 28, 2008, File No. 000-01093).	Previously Filed

Exhibit 4.1
Amended and Restated Indenture, dated as of February 23, 2011, by and between the Company and The Bank of New York Mellon Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, File No. 000-01093).
Previously Filed

Exhibit 10.1
Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Annex A to the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 1, 2013, File No. 001-35419).*
Previously Filed

Exhibit 10.2
Form of Nonqualified Stock Option Agreement under the Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 24, 2014, File No. 001-35419).*
Previously Filed

Exhibit 10.3
Form of Restricted Share Agreement under the Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 24, 2014, File No. 001-35419).*
Previously Filed

Exhibit 10.4
Form of Long-Term Performance Award Agreement (Payable in Cash) under the Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated February 24, 2014, File No. 001-35419).*
Previously Filed

Exhibit 10.5
Form of Long-Term Performance Award Agreement (Payable in Shares) granted under the Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated February 24, 2014, File No. 001-35419).*
Previously Filed

Exhibit 10.6	Form of Award Agreement for Non-Employee Directors under the Kaman Corporation 2013 Management Incentive Plan.*	Filed Herewith

Exhibit 10.7
Kaman Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10(a)(i) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2009, File No. 000-01093), as amended by amendments thereto filed with the SEC on April 7, 2010 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated April 7, 2010, File No. 000-01093) and November 1, 2010 (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010, File No. 000-01093), and February 22, 2012 (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, dated February 22, 2012, File No. 000-01093).*
Previously Filed

Exhibit 10.8
Form of Incentive Stock Option Agreement under the Kaman Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10h(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-01093).*
Previously Filed

Exhibit 10.9
Form of Non-Statutory Stock Option Agreement under the Kaman Corporation 2003 Stock Incentive Plan  (incorporated by reference to Exhibit 10h(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-01093).*
Previously Filed

Exhibit 10.10
Form of Stock Appreciation Rights Agreement under the Kaman Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10h(iii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-01093).*
Previously Filed

Exhibit 10.11
Form of Restricted Stock Agreement under the Kaman Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10h(iv) to the Company's Form 10-Q for the fiscal quarter ended June 27, 2007, File No. 000-01093).*
Previously Filed

Exhibit 10.12
Form of Long Term Performance Award Agreement under the Kaman Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10h(v) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, File No. 001-35419).*
Previously Filed

Exhibit 10.13
Form of Restricted Stock Unit Agreement under the Kaman Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10h(vi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, File No. 000-10093).*
Previously Filed

Exhibit 10.14
Kaman Corporation Employees Stock Purchase Plan (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010, File No. 000-01093), as amended by the First Amendment thereto filed with the SEC on February 27, 2012 (incorporated by reference to Exhibit 10b to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, File No. 001-35419) and the Second Amendment thereto filed with the SEC on February 25, 2013 (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 001-35419).*
Previously Filed

Exhibit 10.15	Third Amendment to Kaman Corporation Employees Stock Purchase Plan.*	Filed Herewith

Exhibit 10.16
Kaman Corporation Supplemental Employees' Retirement Plan (incorporated by reference to Exhibit 10c to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 333-66179), as amended by an amendment thereto filed with the SEC on March 5, 2004 (incorporated by reference to Exhibit 10c to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 333-66179), and an amendment thereto filed with the SEC on February 26, 2007 (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K, dated February 26, 2007, File No. 000-01093).*
Previously Filed

Exhibit 10.17
Post-2004 Supplemental Employees' Retirement Plan (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K, dated February 26, 2007, File No. 000-01093), as amended by the First Amendment thereto filed with the SEC on February 28, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated February 28, 2008, File No. 000-01093) and the Second Amendment thereto filed with the SEC on February 25, 2010 (incorporated by reference to Exhibit 10(c)(iii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, File No. 000-01093).*
Previously Filed

Exhibit 10.18
Kaman Corporation Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10d to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 333-66179), as amended by an amendment thereto filed with the SEC on March 5, 2004 (incorporated by reference to Exhibit 10d to the Company's Annual report on Form 10-K for the fiscal year ended December 31, 2003 File No. 333-66179), and an amendment thereto filed with the SEC on August 3, 2004 (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, File No. 333-66179).*
Previously Filed

Exhibit 10.19
Kaman Corporation Post-2004 Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated February 28, 2008, File No. 000-01093), as amended by the First Amendment thereto filed with the SEC on February 27, 2012 (incorporated by reference to Exhibit 10d(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, File No. 001-35419).*
Previously Filed

Exhibit 10.20	Second Amendment to the Kaman Corporation Post-2004 Deferred Compensation Plan.*	Filed Herewith

Exhibit 10.21
Kaman Corporation Cash Bonus Plan (incorporated by reference to Exhibit 10e(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, File No. 000-01093), as amended by Amendment No. 1 thereto filed with the SEC on February 28, 2011 (incorporated by reference to Exhibit 10e(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, File No. 000-01093).*
Previously Filed

Exhibit 10.22
Amended and Restated Executive Employment Agreement between the Company and Neal J. Keating, originally dated as of August 7, 2007 and amended and restated as of November 11, 2008 (incorporated by reference to Exhibit 10g(xviii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-01093), as amended by Amendment No. 1 thereto dated January 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated February 23, 2010, File No. 000-01093) and Amendment No. 2 thereto dated September 17, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated September 20, 2010, File No. 000-01093).*
Previously Filed

Exhibit 10.23
Amended and Restated Change in Control Agreement between Kaman Corporation and Neal J. Keating, originally dated as of August 7, 2007 and amended and restated as of November 11, 2008 (incorporated by reference to Exhibit 10g(xix) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-01093), as amended by Amendment No. 1 thereto, dated January 1, 2010 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 25, 2010, File No. 000-01093), the Second Amendment thereto, dated March 9, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated March 16, 2010, File No. 000-01093), and the Third Amendment thereto dated as of August 7, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 8, 2012, File No. 001-35419).*
Previously Filed

Exhibit 10.24
Promotion Letter between Kaman Corporation and Robert D. Starr dated as of April 17, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 18, 2013, File No. 001-35419).*
Previously Filed

Exhibit 10.25
Change in Control Agreement between Kaman Corporation and Robert D. Starr dated as of June 7, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 7, 2013, File No. 001-35419).*
Previously Filed

Exhibit 10.26
Executive Employment Agreement dated as of November 17, 2008 between Kaman Corporation and William C. Denninger (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated November 13, 2008, File No. 000-01093), as amended by Amendment No. 1 thereto on February 23, 2010 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated February 25, 2010, File No. 000-01093), Amendment No. 2 thereto dated November 10, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 10, 2010, File No. 000-01093), and the Third Amendment thereto dated November 7, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated November 9, 2012, File No. 001-35419)).*
Previously Filed

Exhibit 10.27
Change in Control Agreement between Kaman Corporation and William C. Denninger dated as of November 12, 2008 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated November 13, 2008, File No. 000-01093), as amended by Amendment No. 1 thereto dated January 1, 2010 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated January 1, 2010, File No. 000-01093), the Second Amendment thereto dated March 8, 2010 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 16, 2010, File No. 000-01093), the Third Amendment thereto dated November 7, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated November 9, 2012, File No. 001-35419) and the Fourth Amendment thereto dated March 21, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 21, 2013, File No. 001-35419).*
Previously Filed

Exhibit 10.28
Amended and Restated Executive Employment Agreement between Kaman Aerospace Group, Inc. and Gregory L. Steiner, originally dated as of July 7, 2008 and amended and restated as of November 11, 2008 (incorporated by reference to Exhibit 10g(xx) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2009, File No. 000-01093), as amended by Amendment No. 1 thereto, dated June 7, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 7, 2011, File No. 000-01093).*
Previously Filed

Exhibit 10.29
Amended and Restated Change in Control Agreement between Kaman Aerospace Group, Inc. and Gregory L. Steiner, originally dated as of dated July 7, 2008 and amended and restated as of November 11, 2008 (incorporated by reference to Exhibit 10g(xx) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2009, File No. 000-01093), as amended by the First Amendment thereto, dated March 11, 2010 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, dated March 16, 2010, File No. 000-01093), and the Second Amendment thereto, dated June 4, 2013 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated June 7, 2013, File No. 000-35419).*
Previously Filed

Exhibit 10.30
Executive Employment Agreement between Kaman Industrial Technologies Corporation and Steven J. Smidler dated as of September 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 10, 2010, File No. 000-01093.)*
Previously Filed

Exhibit 10.31
Change in Control Agreement between Kaman Industrial Technologies Corporation and Steven J. Smidler dated as of September 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 10, 2010, File No. 000-01093), as amended by the First Amendment thereto dated November 9, 2011 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated November 9, 2011, File No. 000-01093).*
Previously Filed

Exhibit 10.32
Amended and Restated Executive Employment Agreement between the Company and Ronald M. Galla, originally dated as of January 1, 2007 and amended and restated as of November 11, 2008 (incorporated by reference to Exhibit 10g(v) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-01093), as amended by Amendment No. 1 thereto dated December 21, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated December 21, 2010, File No. 000-01093).*
Previously Filed

Exhibit 10.33
Amended and Restated Change in Control Agreement between the Company and Ronald M. Galla, originally dated as of January 1, 2007 and amended and restated as of November 11, 2008 (incorporated by reference to Exhibit 10g(xi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-01093), as amended by the First Amendment thereto, dated March 8, 2010 (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, dated March 16, 2010, File No. 000-01093) and the Second Amendment thereto, dated November 9, 2011 (incorporated by reference to Exhibit 10.2 on to the Company's Current Report on Form 8-K, dated on November 9, 2011, File No. 000-01093).*
Previously Filed

Exhibit 10.34
Change in Control Agreement between Kaman Corporation and Philip A. Goodrich dated as of June 10, 2013 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2013, File No. 001-35419).*
Previously Filed

Exhibit 10.35
Change in Control Agreement between Kaman Corporation and Shawn G. Lisle dated as of February 4, 2013 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 001-35419).*
Previously Filed

Exhibit 10.36
Change in Control Agreement between Kaman Corporation and Gregory T. Troy dated as of March 26, 2012 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 001-35419).*
Previously Filed

Exhibit 10.37
Deferred Compensation Agreement between Kaman Corporation and Eileen S. Kraus dated August 8, 1995 as amended by First Amendment thereto dated December 8, 2005 (incorporated by reference to Exhibit 10h(vii) to the Company's Annual Report on Form 10-K for the fiscal year ended on December 31, 2005, File No. 000-01093).*
Previously Filed

Exhibit 10.38
Purchase Agreement dated November 15, 2010, by and among Kaman Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and RBS Securities Inc., as representatives of the several Initial Purchasers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 19, 2010, File No. 000-01093).
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

Exhibit 10.45
Additional Convertible Bond Hedging Transaction Confirmation dated November 17, 2010, by and between Kaman Corporation and The Royal Bank of Scotland plc, acting through RBS Securities Inc., as its agent, (incorporated by reference to Exhibit 10.4(a) to the Company's Current Report on Form 8-K dated November 19, 2010, File No. 000-01093).
Previously Filed

Exhibit 10.46
Additional Convertible Bond Hedging Transaction Confirmation dated November 17, 2010, by and between Kaman Corporation and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.4(b) to the Company's Current Report on Form 8-K dated November 19, 2010, File No. 000-01093).
Previously Filed

Exhibit 10.47
Additional Convertible Bond Hedging Transaction Confirmation dated November 17, 2010, by and between Kaman Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.4(c) to the Company's Current Report on Form 8-K dated November 19, 2010, File No. 000-01093).
Previously Filed

Exhibit 10.48
Confirmation of Additional Warrants dated November 17, 2010, by and between Kaman Corporation and The Royal Bank of Scotland plc, acting through RBS Securities Inc., as its agent (incorporated by reference to Exhibit 10.5(a) to the Company's Current Report on Form 8-K dated November 19, 2010, File No. 000-01093).
Previously Filed

Exhibit 10.49
Confirmation of Additional Warrants dated November 17, 2010, by and between Kaman Corporation and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.5(b) to the Company's Current Report on Form 8-K dated November 19, 2010, File No. 000-01093).
Previously Filed

Exhibit 10.50
Confirmation of Additional Warrants dated November 17, 2010, by and between Kaman Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.5(c) to the Company's Current Report on Form 8-K dated November 19, 2010, File No. 000-01093).
Previously Filed

Exhibit 10.51
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

Exhibit 10.52
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
Previously Filed

Exhibit 16.1	Letter of KPMG dated February 21, 2013 (incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K dated February 21, 2013, File No. 001-35419).	Previously Filed

Exhibit 16.2	Letter of KPMG dated February 28, 2013 (incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K/A Amendment No. 1 dated March 1, 2013, File No. 001-35419).	Previously Filed

Exhibit 21	List of Subsidiaries	Filed Herewith

Exhibit 23.1	Consent of PricewaterhouseCoopers LLP, the Company’s current independent registered public accounting firm.	Filed Herewith

Exhibit 23.2	Consent of KPMG LLP, the Company’s former independent registered public accounting firm.	Filed Herewith

Exhibit 24	Power of attorney under which this report was signed on behalf of certain directors	Filed Herewith

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934.	Filed Herewith

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934.	Filed Herewith

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

101.INS	XBRL Instance Document	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith

* Management contract or compensatory plan