Form 10-Q
period 2014-03-28
KAMAN Corp
filed 2014-04-28
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2014

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
Yes         ☐            No          ☒

At April 17, 2014, there were 27,385,812 shares of Common Stock outstanding.

PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts) (Unaudited)

	March 28, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$7,987	$10,384
Accounts receivable, net	227,463	205,873
Inventories	378,467	390,495
Deferred income taxes	30,916	30,128
Income tax refunds receivable	—	2,297
Other current assets	29,820	26,028
Total current assets	674,653	665,205
Property, plant and equipment, net of accumulated depreciation of $172,547 and $167,282, respectively	151,408	148,508
Goodwill	204,069	203,923
Other intangible assets, net	86,974	89,449
Deferred income taxes	7,378	10,287
Other assets	23,357	23,259
Total assets	$1,147,839	$1,140,631
Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable	$—	$559
Current portion of long-term debt	12,500	10,000
Accounts payable – trade	118,667	119,482
Accrued salaries and wages	30,773	33,677
Advances on contracts	2,332	9,470
Other accruals and payables	52,248	54,095
Income taxes payable	1,575	673
Total current liabilities	218,095	227,956
Long-term debt, excluding current portion	279,132	264,655
Deferred income taxes	3,752	3,855
Underfunded pension	75,728	85,835
Other long-term liabilities	49,517	47,038
Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock, $1 par value, 200,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; voting; 27,357,325 and 27,189,922 shares issued, respectively	27,357	27,190
Additional paid-in capital	137,427	133,517
Retained earnings	446,580	439,441
Accumulated other comprehensive income (loss)	(80,683)	(81,121)
Less 364,314 and 330,487 shares of common stock, respectively, held in treasury, at cost	(9,066)	(7,735)
Total shareholders’ equity	521,615	511,292
Total liabilities and shareholders’ equity	$1,147,839	$1,140,631
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts) (Unaudited)

	For the Three Months Ended
	March 28, 2014	March 29, 2013
Net sales	$413,932	$388,075
Cost of sales	299,071	277,809
Gross profit	114,861	110,266
Selling, general and administrative expenses	93,761	96,420
Net loss on sale of assets	111	79
Operating income	20,989	13,767
Interest expense, net	3,109	3,068
Other expense (income), net	202	331
Earnings before income taxes	17,678	10,368
Income tax expense	6,221	3,214
Net earnings	$11,457	$7,154

Earnings per share:
Basic earnings per share	$0.43	$0.27
Diluted earnings per share	$0.42	$0.26
Average shares outstanding:
Basic	26,923	26,658
Diluted	27,591	27,054
Dividends declared per share	$0.16	$0.16

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Three Months Ended
	March 28, 2014	March 29, 2013
Net earnings	$11,457	$7,154
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(295)	(4,514)
Unrealized gain (loss) on derivative instruments, net of tax expense (benefit) of $9 and ($68), respectively	69	(111)
Change in pension and post-retirement benefit plan liabilities, net of tax expense of $402 and $904, respectively	664	1,475
Other comprehensive income (loss)	438	(3,150)
Comprehensive income	$11,895	$4,004

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Three Months Ended
	March 28, 2014	March 29, 2013
Cash flows from operating activities:
Net earnings	$11,457	$7,154
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	8,212	7,635
Accretion of convertible notes discount	473	450
Provision for doubtful accounts	111	638
Net loss on sale of assets	111	79
Net loss (gain) on derivative instruments	87	177
Stock compensation expense	1,314	1,187
Excess tax (benefit) from share-based compensation arrangements	(522)	(248)
Deferred income taxes	1,628	(1,894)
Changes in assets and liabilities, excluding effects of acquisitions/divestitures:
Accounts receivable	(21,752)	(28,553)
Inventories	11,959	(14,768)
Income tax refunds receivable	2,297	—
Other current assets	(3,308)	(332)
Accounts payable - trade	(8,191)	(4,686)
Accrued contract losses	(738)	12
Advances on contracts	(7,139)	(421)
Other accruals and payables	(3,332)	107
Income taxes payable	897	(745)
Pension liabilities	(9,309)	(2,904)
Other long-term liabilities	3,775	2,550
Net cash used in operating activities	(11,970)	(34,562)
Cash flows from investing activities:
Proceeds from sale of assets	6	8
Expenditures for property, plant & equipment	(11,660)	(11,841)
Acquisition of businesses	(160)	—
Other, net	(655)	(131)
Cash used in investing activities	(12,469)	(11,964)
Cash flows from financing activities:
Net borrowings under revolving credit agreements	15,995	46,815
Debt repayment	—	(2,500)
Net change in bank overdraft	8,389	4,057
Proceeds from exercise of employee stock awards	2,120	1,482
Purchase of treasury shares	(687)	(613)
Dividends paid	(4,298)	(4,256)
Other	—	(51)
Windfall tax benefit	522	248
Cash provided by financing activities	22,041	45,182
Net decrease in cash and cash equivalents	(2,398)	(1,344)
Effect of exchange rate changes on cash and cash equivalents	1	(140)
Cash and cash equivalents at beginning of period	10,384	16,593
Cash and cash equivalents at end of period	$7,987	$15,109

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 28, 2014 and March 29, 2013
(Unaudited)

1. BASIS OF PRESENTATION

The December 31, 2013, Condensed Consolidated Balance Sheet amounts have been derived from the previously audited Consolidated Balance Sheet of Kaman Corporation and subsidiaries (collectively, the “Company”), but do not include all disclosures required by accounting principles generally accepted in the United States of America ("US GAAP"). In the opinion of management, the condensed financial information reflects all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this report. Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to current presentation. The statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the interim periods presented are not necessarily indicative of trends or of results to be expected for the entire year.

The Company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The first quarter for 2014 and 2013 ended on March 28, 2014 and March 29, 2013, respectively.

2. RECENT ACCOUNTING STANDARDS

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters ("ASC Topic 830") - Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The objective is to resolve the diversity in practice with regard to whether ASC Subtopic 810-10, Consolidation - Overall or ASC Subtopic 830-30 Foreign Currency Matters - Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. The update was effective for financial statement periods beginning after December 15, 2013. The Company has adopted this standard beginning January 1, 2014. There was no impact on the Company's condensed consolidated financial statements for the period ended March 28, 2014.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes ("ASC Topic 740") - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective is to end some inconsistent practices with regard to the presentation on the balance sheet of unrecognized tax benefits.The update was effective for financial statement periods beginning after December 15, 2013. The Company adopted this standard beginning January 1, 2014. There was no material impact on the Company's condensed consolidated financial statements for the period ended March 28, 2014.

In April 2014, the FASB issued ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This standard update requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity's financial results or a business activity classified as held for sale should be reported as discontinued operations. The standard also expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2014. The Company does not expect these changes to have a material impact on its consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months ended March 28, 2014 and March 29, 2013
(Unaudited)

3. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	March 28, 2014	December 31, 2013
In thousands
Trade receivables	$139,096	$125,092
U.S. Government contracts:
Billed	28,868	14,364
Costs and accrued profit – not billed	7,011	6,340
Commercial and other government contracts:
Billed	50,348	63,051
Costs and accrued profit – not billed	5,903	853
Less allowance for doubtful accounts	(3,763)	(3,827)
Accounts receivable, net	$227,463	$205,873

Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	March 28, 2014	December 31, 2013
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$189	$1,021
Total	$189	$1,021

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

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value:

	March 28, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
In thousands
Long-term debt:
Level 1	$107,566	$149,035	$107,093	$147,822
Level 2	184,066	173,212	167,562	155,473
Total	$291,632	$322,247	$274,655	$303,295

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months ended March 28, 2014 and March 29, 2013
(Unaudited)

4. FAIR VALUE MEASUREMENTS (CONTINUED)

The above fair values were computed based on quoted market prices (Level 1) and discounted future cash flows (Level 2 observable inputs), as applicable. Differences from carrying values are attributable to interest rate changes subsequent to when the transaction occurred. The increase in fair value of the long-term debt is driven by increased borrowings under the Company's Revolving Credit Facility.

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

Recurring Fair Value Measurements

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine their fair value at the measurement date:

	Total Carrying Value at	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	March 28, 2014
In thousands
Derivative instruments	$127	$—	$127	$—
Total assets	$127	$—	$127	$—

Derivative instruments	$302	$—	$302	$—
Total liabilities	$302	$—	$302	$—

	Total Carrying Value at	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	December 31, 2013
In thousands
Derivative instruments	$127	$—	$127	$—
Total assets	$127	$—	$127	$—

Derivative instruments	$276	$—	$276	$—
Total liabilities	$276	$—	$276	$—

The Company’s derivative instruments are foreign exchange contracts and interest rate swaps that are measured at fair value using observable market inputs such as forward rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy and have been included in other current assets, other assets, other accruals and payables and other long-term liabilities on the Condensed Consolidated Balance Sheets at March 28, 2014, and December 31, 2013. Based on the continued ability to trade and enter into forward contracts, we consider the markets for our fair value instruments to be active.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of March 28, 2014, such credit risks have not had an adverse impact on the fair value of these instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months ended March 28, 2014 and March 29, 2013
(Unaudited)

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

The Company holds forward exchange contracts designed to hedge forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on the Company’s earnings and cash flows. Some of these contracts were designated as cash flow hedges. The Company will include in earnings amounts currently included in accumulated other comprehensive income upon recognition of cost of sales related to the underlying transaction. During the three months ended March 28, 2014, there was $0.1 million of expense reclassified from other comprehensive income. No amounts were reclassified to expense from other comprehensive income during the three months ended March 29, 2013. Over the next twelve months, the expense related to cash flow hedges expected to be reclassified from other comprehensive income is $0.6 million.

Derivatives Designated as Cash Flow Hedges

The Term Loan Facility of the Company's Credit Agreement (“Term Loan”) contains floating rate obligations and is subject to interest rate fluctuations. During 2013, the Company entered into interest rate swap agreements for the purposes of hedging the eight quarterly variable-rate interest payments under its Term Loan due in 2014 and 2015. These interest rate swap agreements were designated as cash flow hedges and are intended to manage interest rate risk associated with the Company’s variable rate borrowings and minimize the impact on the Company’s earnings and cash flows of interest rate fluctuations attributable to changes in LIBOR rates.

The following table shows the fair value of derivative instruments designated as cash flow hedging instruments:

		Fair Value
	Balance Sheet Location	March 28, 2014	December 31, 2013	Notional Amount
In thousands
Derivative Liabilities
Interest rate swap contracts	Other liabilities / Other long-term liabilities	$302	$276	$70,000- $90,000
Total		$302	$276

The following table shows the gain or (loss) recognized in other comprehensive income for derivatives designated as cash flow hedges:

	For the Three Months Ended
	March 28, 2014	March 29, 2013
In thousands
Derivative Liabilities
Interest rate swap contracts	$(85)	$(179)
Total	$(85)	$(179)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months ended March 28, 2014 and March 29, 2013
(Unaudited)

5. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Derivatives Not Designated as Hedging Instruments

The following table shows the fair value of derivative instruments not designated as hedging instruments:

		Fair Value
	Balance Sheet	March 28	December 31,	Notional
	Location	2014	2013	Amount
In thousands
Derivative Assets
Foreign exchange contracts	Other current assets	$127	$127	$1,818/ $2,349
Total		$127	$127

The following table shows the location and amount of the gain or (loss) recognized on the Condensed Consolidated Statements of Operations for derivatives not designated as hedge instruments:

		For the Three Months Ended
	Income Statement Location	March 28, 2014	March 29, 2013
In thousands
Derivative Assets
Foreign exchange contracts	Other (income) expense, net	$—	$20
Foreign exchange contracts	Other (income) expense, net	5	—
Total		$5	$20

Derivative Liabilities
Foreign exchange contracts	Other (income) expense, net	$—	$185
Total		$—	$185

6. INVENTORIES

Inventories consist of the following:

	March 28, 2014	December 31, 2013
In thousands
Merchandise for resale	$151,006	$152,194
Raw materials	19,603	20,609
Contracts and other work in process	196,652	205,220
Finished goods (including certain general stock materials)	11,206	12,472
Total	$378,467	$390,495

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months ended March 28, 2014 and March 29, 2013
(Unaudited)

6. INVENTORIES (CONTINUED)

Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	March 28, 2014	December 31, 2013
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$7,337	$11,581
Total	$7,337	$11,581

The reduction in this balance is due to the settlement of a claim related to a commercial composite structures program.

K-MAX® inventory of $17.4 million and $17.0 million as of March 28, 2014, and December 31, 2013, respectively, is included in contracts and other work in process inventory and finished goods. Management believes that a significant portion of this K-MAX® inventory will be sold after March 28, 2015, based upon the anticipation of supporting the fleet for the foreseeable future.

At March 28, 2014, and December 31, 2013, $38.6 million and $43.8 million, respectively, of SH-2G(I), formerly SH-2G(A), inventory was included on the Company's balance sheet in contracts and other work in process inventory. On May 8, 2013, the Company announced that it had entered into a $120.6 million contract with the New Zealand Ministry of Defence for the sale of ten SH-2G(I) Super Seasprite aircraft, spare parts, a full mission flight simulator, and related logistics support. Although a substantial portion of the SH-2G(I) inventory will be used in the performance of this contract, management believes that $13.4 million of the SH-2G(I) inventory will be sold after March 28, 2015, based upon the time needed to prepare the aircraft for sale and the requirements of our customer. For more information on the SH-2G(I) inventory, see Note 9, Commitments and Contingencies.

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

Revenue and cost estimates for all significant long-term contracts for which revenue is recognized using the percentage-of-completion method of accounting are reviewed and reassessed quarterly. Based upon these reviews, the Company records the effects of adjustments in profit estimates each period. If at any time the Company determines that in the case of a particular contract total costs will exceed total contract revenue, the Company will record a provision for the entire anticipated contract loss at that time. Changes in contract estimates contributed $0.8 million to the Company's operating income for the three-month period ended March 28, 2014. The increase for the three-month period was primarily a result of improved performance on the JPF program and material and labor hour improvements on one of our commercial aerostructures programs. Changes in contract estimates did not have a material impact on the Company's operating income for the three-month period ended March 29, 2013.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months ended March 28, 2014 and March 29, 2013
(Unaudited)

7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company:

	Distribution	Aerospace	Total
In thousands
Gross balance at December 31, 2013	$105,637	$114,538	$220,175
Accumulated impairment	—	(16,252)	(16,252)
Net balance at December 31, 2013	105,637	98,286	203,923
Additions	—	259	259
Impairments	—	—	—
Foreign currency translation	—	(113)	(113)
Ending balance at March 28, 2014	$105,637	$98,432	$204,069

The addition to goodwill for the Company's Aerospace segment relates to an earnout payment associated with a previous acquisition.

Other intangible assets consisted of:

		At March 28,		At December 31,
		2014		2013
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Customer lists / relationships	6-21 years	$109,709	$(25,719)	$109,790	$(23,647)
Trademarks / trade names	3-7 years	2,695	(1,704)	2,695	(1,594)
Non-compete agreements and other	1-9 years	6,131	(4,262)	6,133	(4,055)
Patents	17 years	523	(399)	523	(396)
Total		$119,058	$(32,084)	$119,141	$(29,692)

The changes in other intangible assets are attributable to changes in foreign currency exchange rates.

8. PENSION PLANS

Components of net pension cost for the Qualified Pension Plan and Supplemental Employees’ Retirement Plan ("SERP") are as follows:

	For the Three Months Ended
	Qualified Pension Plan		SERP
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
In thousands
Service cost for benefits earned during the year	$2,940	$3,587	$64	$85
Interest cost on projected benefit obligation	7,209	6,399	85	72
Expected return on plan assets	(10,262)	(10,337)	—	—
Amortization of prior service cost	25	25	—	—
Amortization of net loss	1,019	2,277	22	77
Net pension benefit cost	$931	$1,951	$171	$234

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months ended March 28, 2014 and March 29, 2013
(Unaudited)

8. PENSION PLANS (CONTINUED)

The following tables show the amount of the contributions made to the Qualified Pension Plan and SERP during each period and the amount of contributions the Company expects to make during 2014:

Year-to-date contributions:

	Qualified Pension Plan		SERP
	As of March 28, 2014	As of December 31, 2013	As of March 28, 2014	As of December 31, 2013
In thousands
Year-to-date contributions	$10,000	$10,000	$419	$2,291

Expected additional contributions in 2014:

	Qualified Pension Plan	SERP
In thousands
Expected additional contributions	$—	$400

9. COMMITMENTS AND CONTINGENCIES

Legal Matters

Wichita Matter

As previously disclosed, the U.S. District Court for the District of Kansas issued a grand jury subpoena in 2011 to Plastic Fabricating Company, Inc. (“PlasticFab”), an indirect wholly owned subsidiary of the Company now known as Kaman Composites - Wichita, Inc., regarding a government investigation of record keeping associated with the manufacture of certain composite parts at PlasticFab's facility located in Wichita, Kansas. The subpoena required information related to the period January 1, 2006, through June 30, 2008. In March 2013, the U.S. Attorney's Office for the District of Kansas notified PlasticFab that it may seek to commence a criminal proceeding against PlasticFab but it expressed a willingness to explore a pre-charge disposition of the matter. PlasticFab believes it has cooperated fully with the investigation and intends to continue to do so as it engages in further discussions with the U.S. Attorney's Office about this matter. Under present U.S. Government procurement laws and regulations, if indicted or adjudged to be in violation of procurement or other Federal laws, a contractor, such as PlasticFab, could be subject to fines, penalties, repayments, or compensatory or treble damages, or suspension or debarment on U.S. Government contract awards if warranted. Thus, as with any government contractor, an adverse outcome in a proceeding such as this could have a material adverse effect on our business, financial condition, results of operations or cash flows. Management continues to cooperate with the government's investigation; however, we are unable to predict the outcome of any proceeding that may be brought or to estimate the amounts of resulting claims or other actions that could be instituted against PlasticFab, its officers, employees, or affiliates. Sales for PlasticFab represented 1.0% of the Company's consolidated sales for the year ended December 31, 2013. At March 28, 2014, the amount accrued for this matter was not material.

Other Matters

Revenue Sharing Agreement with the Commonwealth of Australia

During the second quarter of 2013, the Company signed a $120.6 million contract to resell ten of the Australia SH-2G(A) (now designated SH-2G(I)) aircraft, spare parts, a full mission flight simulator, and related logistics support to the New Zealand Ministry of Defence. Pursuant to the terms of its revenue sharing agreement with the Commonwealth of Australia, the Company will share proceeds from the resale with the Commonwealth on a predetermined basis. Through March 28, 2014, the Company has paid $39.5 million (AUD) to the Commonwealth of Australia, the required minimum amount of payments pursuant to the revenue sharing agreement. The Company has $1.9 million accrued for additional revenue sharing payments, calculated pursuant to the terms of the revenue sharing agreement. Any additional amounts will be recorded when they are due to the Commonwealth of Australia.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months ended March 28, 2014 and March 29, 2013
(Unaudited)

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

New Hartford

In connection with the sale of the Company’s Music segment in 2007, the Company assumed responsibility for meeting certain requirements of the Connecticut Transfer Act (the “Transfer Act”) that applied to the transfer of the New Hartford, Connecticut, facility leased by that segment for guitar manufacturing purposes (“Ovation”). Under the Transfer Act, those responsibilities essentially consist of assessing the site's environmental conditions and remediating environmental impairments, if any, caused by Ovation's operations prior to the sale. The site is a multi-tenant industrial park, in which Ovation and other unrelated entities lease space. The environmental assessment process, which began in 2008, has been completed.

The Company's estimate of its portion of the cost to assess the environmental conditions and remediate this site is $2.2 million, unchanged from the previously reported estimate, all of which has been accrued. The total amount paid to date in connection with these environmental remediation activities is $0.5 million. An immaterial portion of the accrual related to this property is included in other accruals and payables and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Bloomfield

In connection with the Company’s 2008 purchase of the portion of the Bloomfield campus that a Company subsidiary had leased from the Naval Air Systems Command (NAVAIR), the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and continues the effort to define the scope of the remediation that will be required by the Connecticut Department of Energy & Environmental Protection. The assumed environmental liability of $10.3 million, all of which has been accrued, was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $7.8 million. At March 28, 2014, the Company has $6.3 million accrued for this environmental matter. A portion ($1.7 million) of the accrual related to this property is included in other accruals and payables, and the balance ($4.6 million) is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

United Kingdom

In connection with the purchase of U.K. Composites, the Company accrued £1.6 million for environmental compliance at the acquired facilities. The remaining balance of the accrual at March 28, 2014, was £0.3 million, with £1.1 million having been paid to date in connection with these environmental remediation activities and £0.2 million released to income in 2011. The U.S. dollar equivalent of the remaining environmental compliance liability as of March 28, 2014, is $0.5 million, which is included in other accruals and payables. The Company continues to assess the work that may be required, which may result in a change to this accrual. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months ended March 28, 2014 and March 29, 2013
(Unaudited)

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Matters - continued

Other Environmental Matters

The Company has been notified by the Environmental Protection Agency that it is a potentially responsible party ("PRP") at a Superfund Site. At March 28, 2014, the Company had no amount accrued for this matter, as it is unable to estimate the amount of costs, if any, that might be incurred in connection with the remediation of this site. In making this determination, the Company considered the availability of the information related to the site; specifically, the continued identification of PRPs and the inability to determine the proportion of total responsibility attributable to each PRP. As more information is received, the Company will reassess its ability to estimate its portion of the cost for remediation, taking into consideration the financial resources of other PRPs involved in the site, their proportionate share of the total responsibility for waste at the site, the existence of insurance and the financial viability of the insurer.

10. COMPUTATION OF EARNINGS PER SHARE

The computation of basic earnings per share is based on net earnings divided by the weighted average number of shares of common stock outstanding for each period. The computation of diluted earnings per share reflects the common stock equivalency of dilutive options granted to employees under the Company's stock incentive plan and shares issuable on redemption of its Convertible Notes.

	For the Three Months Ended
	March 28, 2014	March 29, 2013
In thousands, except per share amounts
Net earnings	$11,457	$7,154

Basic:
Weighted average number of shares outstanding	26,923	26,658
Basic earnings per share	$0.43	$0.27
Diluted:
Weighted average number of shares outstanding	26,923	26,658
Weighted average shares issuable on exercise of dilutive stock options	159	163
Weighted average shares issuable on redemption of convertible notes	509	233
Total	27,591	27,054
Diluted earnings per share	$0.42	$0.26

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months ended March 28, 2014 and March 29, 2013
(Unaudited)

10. COMPUTATION OF EARNINGS PER SHARE (CONTINUED)

For the three months ended March 28, 2014, and March 29, 2013, respectively, 442,219 and 445,471 shares issuable under equity awards granted to employees were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period.

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

For the three-month periods ended March 28, 2014, and March 29, 2013, shares issuable under the Convertible Notes that were dilutive during the period were included in the calculation of earnings per share as the conversion price for the Convertible Notes was less than the average share price of the Company's stock.

For the three months ended March 28, 2014, and March 29, 2013, respectively, 3,409,074 and 3,401,757, shares issuable under the warrants sold in connection with the Company’s convertible note offering were excluded from the diluted earnings per share calculation as they would be anti-dilutive.

11. SHARE-BASED ARRANGEMENTS

General

The Company accounts for stock options, restricted shares and performance shares as equity awards and measures the cost of all share-based payments, including stock options, at fair value on the grant date and recognizes this cost in the statement of operations. The Company also has an employee stock purchase plan which is accounted for as a liability award.

Compensation expense for stock options and restricted shares is recognized on a straight-line basis over the vesting period of the awards. Share-based compensation expense recorded for the three-month periods ended March 28, 2014, and March 29, 2013, was $1.3 million and $1.2 million, respectively.

During the first quarter of 2014, the Company issued stock awards totaling 10,934 shares with market and performance based conditions. The Company measured the cost of these awards based on their fair value at the date of grant to the extent of the probable number of shares to be earned upon vesting. Amortization of this cost will be recorded on a straight-line basis over the requisite service period. For the remainder of the shares included in these awards, throughout the course of the requisite service period the Company will monitor the level of achievement compared to the target and adjust the number of shares expected to be earned, and the related compensation expense recorded thereafter, to reflect the updated most probable outcome. Compensation expense for these awards for the three months ended March 28, 2014, was not material.

Stock option activity was as follows:

	For the Three Months Ended
	March 28, 2014
	Options	Weighted - average exercise price
Options outstanding at beginning of period	891,932	$28.18
Granted	186,885	$39.22
Exercised	(78,162)	$23.04
Forfeited or expired	—	$—
Options outstanding at March 28, 2014	1,000,655	$30.64

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months ended March 28, 2014 and March 29, 2013
(Unaudited)

11. SHARE-BASED ARRANGEMENTS (CONTINUED)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	For the Three Months Ended
	March 28, 2014	March 29, 2013
Expected option term (years)	5.1	5.2
Expected volatility	37.5%	45.5%
Risk-free interest rate	1.5%	0.9%
Expected dividend yield	1.7%	2.0%
Per share fair value of options granted	$11.60	$12.38

Restricted Stock activity was as follows:

	For the Three Months Ended
	March 28, 2014
	Restricted Stock Awards	Weighted- average grant date fair value
Restricted Stock outstanding at beginning of period	188,647	$31.23
Granted	75,170	$39.09
Vested	(62,589)	$28.85
Forfeited or expired	(714)	$28.80
Restricted Stock outstanding at March 28, 2014	200,514	$34.92

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months ended March 28, 2014 and March 29, 2013
(Unaudited)

12. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Summarized financial information by business segment is as follows:

	For the Three Months Ended
In thousands	March 28, 2014	March 29, 2013
Net sales:
Distribution	$264,870	$257,168
Aerospace	149,062	130,907
Net sales	$413,932	$388,075
Operating income:
Distribution	$11,135	$4,630
Aerospace	22,021	20,911
Net loss on sale of assets	(111)	(79)
Corporate expense	(12,056)	(11,695)
Operating income	20,989	13,767
Interest expense, net	3,109	3,068
Other expense (income), net	202	331
Earnings before income taxes	17,678	10,368
Income tax expense	6,221	3,214
Net earnings	$11,457	$7,154

13. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in shareholders’ equity for the three months ended March 28, 2014, were as follows:

	For the Three Months Ended
	March 28, 2014	March 29, 2013
In thousands
Beginning balance	$511,292	$420,193
Comprehensive income	11,895	4,004
Dividends declared	(4,319)	(4,269)
Employee stock plans and related tax benefit	2,120	1,482
Purchase of treasury shares	(687)	(613)
Share-based compensation expense	1,314	1,187
Ending balance	$521,615	$421,984

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months ended March 28, 2014 and March 29, 2013
(Unaudited)

13. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED)

The components of accumulated other comprehensive income (loss) are shown below:

	For the Three Months Ended
	March 28, 2014	March 29, 2013
In thousands
Foreign currency translation:
Beginning balance	$(14,219)	$(16,515)
Net gain/(loss) on foreign currency translation	(295)	(4,514)
Reclassification to net income	—	—
Other comprehensive income/(loss), net of tax	(295)	(4,514)
Ending balance	$(14,514)	$(21,029)

Pension and other post-retirement benefits(a):
Beginning balance	$(66,317)	$(104,551)
Reclassification to net income
Amortization of prior service cost, net of tax expense of $10 and $10, respectively	15	15
Amortization of net loss, net of tax expense of $392 and $894, respectively	649	1,460
Other comprehensive income/(loss), net of tax	664	1,475
Ending balance	$(65,653)	$(103,076)

Derivative instruments(b):
Beginning balance	$(585)	$(524)
Net loss on derivative instruments, net of tax expense (benefit) of $44 and $(68), respectively	(41)	(111)
Reclassification to net income, net of tax benefit of $35	110	—
Other comprehensive income/(loss), net of tax	69	(111)
Ending balance	$(516)	$(635)

Total accumulated other comprehensive income (loss)	$(80,683)	$(124,740)
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
(See Note 8, Pension Plans for additional information.)

(b) See Note 5, Derivative Financial Instruments, for additional information regarding our derivative instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months ended March 28, 2014 and March 29, 2013
(Unaudited)

14. INCOME TAXES

	For the Three Months Ended
	March 28, 2014	March 29, 2013

Effective Income Tax Rate	35.2%	31.0%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the year. The increase in the effective tax rate for the three-month period ended March 28, 2014, as compared to the rate for the same period in the prior year is primarily due to the fact that the 2013 rate was favorably impacted by certain discrete items, including the reversal of reserves for uncertain tax positions, the reversal of valuation allowances on net operating loss carryforwards as a result of the settlement of a state audit, and a benefit provided by the federal research and experimentation credit, which expired as of December 31, 2013.
15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of these financial statements. The following subsequent event was identified that required disclosure:
On April 25, 2014, the Company completed the acquisition of specific assets of B.W. Rogers Company and certain affiliated entities ("B.W. Rogers"). B.W. Rogers, headquartered in Akron, Ohio, is a broad line distributor of fluid power products, including hydraulic hoses, fittings, pumps, motors, cylinders, valves, pneumatics, machine control and automation products. Annual sales for 2013 for the specific assets we plan to acquire were approximately $100 million. This acquisition, which is included in the Company's Distribution segment, significantly expands the Company's footprint in both fluid power and automation.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide readers of our condensed consolidated financial statements with the perspectives of management. It presents, in narrative form, information regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results, and is designed to enable the readers of this report to obtain a comprehensive understanding of our businesses, strategies, current trends and future prospects. It should be read in conjunction with our 2013 Annual Report on Form 10-K.

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

•
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

Financial performance

For the three months ended March 28, 2014:

•	Net sales increased 6.7% compared to the comparable period in the prior year.

•	Net earnings increased 60.1% compared to the comparable period in the prior year.

•	Diluted earnings per share increased to $0.42, an increase of $0.16, or 61.5%, compared to the comparable period in the prior year.

•	Cash flows used in operating activities were $12.0 million, $22.6 million less than the comparable period in the prior year.

Significant events

•	On April 25, 2014, the Company completed the acquisition of specific assets of B.W. Rogers Company.

•	In April 2014, the first upgraded SH-2G(I) aircraft successfully completed its first test flight, a significant milestone in the program.

•	On April 1, 2014, the Company announced that its Aerospace segment has been awarded two orders for the sale of Joint Programmable Fuzes ("JPF") totaling $52.4 million.

•	In April 2014, production for the Aerospace segment's Germany based specialty bearings product line moved to the new state-of-the-art manufacturing facility in Höchstadt, Germany.

•	In March 2014, the Company completed the move of its U.K. Tooling facility to a purpose-built facility in Burnley Lancashire, United Kingdom.

•	On February 25, 2014, the Company announced that the Aerospace segment opened a new engineering services office at the Clemson University Restoration Institute campus (CURI) in North Charleston, S.C.

Outlook

We have updated our outlook to reflect the closing of the B.W. Rogers acquisition on April 25, 2014. For 2014 we expect sales for this acquisition to be in the range of $65 million to $70 million and expect the transaction to be modestly accretive on a GAAP basis. In connection with the acquisition, we expect to incur approximately $1.5 million of one-time costs, as well as, $1.7 million of expense for the amortization of intangible assets in 2014. Our updated outlook for 2014 is as follows:

•	Distribution:

◦	Sales of $1,180 million to $1,220 million

◦	Operating margins of 4.7% to 5.2%

•	Aerospace:

◦	Sales of $640 million to $660 million

◦	Operating margins of 16.5% to 17.0%

•	Interest expense of approximately $13.5 million

•	Corporate expenses of approximately $52 million

•	Estimated annualized tax rate of approximately 35%

•	Depreciation and amortization expense of approximately $38 million

•	Capital expenditures of $35 million to $40 million

•	Free cash flow in the range of $43 million to $48 million

The following table illustrates the calculation of "Free Cash Flow", a Non-GAAP financial measure:

	2014 Outlook
In millions
Free Cash Flow(a):
Net cash provided by operating activities	$78.0	to	$88.0
Expenditures for property, plant and equipment	35.0	to	40.0
Free Cash Flow	$43.0	to	$48.0
(a) Free Cash Flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less expenditures for property, plant and equipment, both of which are presented on our consolidated statements of cash flows. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.

RESULTS OF OPERATIONS

Consolidated Results

Net Sales

	For the Three Months Ended
	March 28, 2014	March 29, 2013
	(in thousands)
Net sales	$413,932	$388,075
$ change	25,857	4,356
% change	6.7%	1.1%

The following table details the components of the increase in net sales as a percentage of consolidated net sales:

For the Three Months Ended
March 28, 2014
Organic Sales(1):
Distribution	0.2%
Aerospace	4.7%
Total Organic Sales	4.9%

Sales by Recent Acquisitions:
Distribution	1.8%
Aerospace	—%
Total Acquisition Sales	1.8%

% change in net sales	6.7%
(1) Sales contributed by acquisitions are included in organic sales beginning with the thirteenth month following the date of acquisition. See segment discussions below for additional information regarding the changes in net sales.

Gross Profit

	For the Three Months Ended
	March 28, 2014	March 29, 2013
	(in thousands)
Gross profit	$114,861	$110,266
$ change	4,595	5,666
% change	4.2%	5.4%
% of net sales	27.7%	28.4%

The increase in gross profit for the three months ended March 28, 2014, as compared to the same period in 2013 is attributable to the gross profit associated with higher sales at both of our segments. Contributing to these increases were sales and gross profit recorded by the 2013 Distribution segment acquisitions, the contribution of margin related to revenue recognized on the SH-2G(I) contract with New Zealand and a higher volume of JPF program sales. These increases in gross profit totaled $8.1 million and were partially offset by lower shipments under the BLACK HAWK helicopter program and lower sales volume on our proprietary KAflex coupling systems.

Selling, General & Administrative Expenses (SG&A)

	For the Three Months Ended
	March 28, 2014	March 29, 2013
	(in thousands)
SG&A	$93,761	$96,420
$ change	(2,659)	8,510
% change	(2.8)%	9.7%
% of net sales	22.7%	24.8%

SG&A decreased by 2.8% for the three months ended March 28, 2014, as compared to the corresponding 2013 period. The following table details the components of the change:

For the Three Months Ended
March 28, 2014
Organic SG&A(1):
Distribution	(5.3)%
Aerospace	0.4%
Corporate	0.3%
Total Organic SG&A	(4.6)%

Acquisition SG&A:
Distribution	1.8%
Aerospace	—%
Total Acquisition SG&A	1.8%

% change in SG&A	(2.8)%
(1)SG&A expense incurred by acquisitions are included in organic SG&A beginning with the thirteenth month following the date of acquisition. See segment discussions below for additional information regarding the changes in net sales.

The decrease in SG&A for the three-month period ended March 28, 2014, was primarily attributable to lower expenses at our Distribution segment due to the absence of $3.0 million in restructuring costs incurred during the first quarter of 2013 and the savings realized during the first quarter of 2014 from the 2013 restructuring activities. These savings were partially offset by higher corporate expenses that were a result of higher acquisition related costs and an increase in depreciation expense associated with building renovations.

Operating Income

	For the Three Months Ended
	March 28, 2014	March 29, 2013
	(in thousands)
Operating income	$20,989	$13,767
$ change	7,222	(2,947)
% change	52.5%	(17.6)%
% of net sales	5.1%	3.5%

The increase in operating income for the three months ended March 28, 2014, versus the comparable period in 2013 was due to increases in operating income at both our segments, offset by higher corporate expenses. The primary driver of the increase in operating income for 2014 was lower SG&A costs at our Distribution segment. (See segment discussion below for additional information.)

Interest Expense, Net

	For the Three Months Ended
	March 28, 2014	March 29, 2013
	(in thousands)
Interest expense, net	$3,109	$3,068

Interest expense, net, generally consists of interest charged on our Credit Agreement (see "Liquidity and Capital Resources - Financing Arrangements", below), which includes a revolving credit facility and a term loan facility, and other borrowings and the amortization of debt issuance costs, offset by interest income. Interest expense, net for the three months ended March 28, 2014, versus the comparable period in 2013 remained relatively flat. At March 28, 2014, the interest rate for outstanding amounts under the Credit Agreement was 1.69% compared to 1.71% at March 29, 2013. (See Liquidity and Capital Resources section below for information on our borrowings.)

Effective Income Tax Rate

	For the Three Months Ended
	March 28, 2014	March 29, 2013

Effective income tax rate	35.2%	31.0%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the year. The increase in the effective tax rate for the three-month period ended March 28, 2014, as compared to the rate for the same period in the prior year, is primarily due to the fact that the 2013 rate was favorably impacted by certain discrete items, including the reversal of reserves for uncertain tax positions, the reversal of valuation allowances on net operating loss carryforwards as a result of the settlement of a state audit, and a benefit provided by the federal research and experimentation credit, which expired as of December 31, 2013.
Distribution Segment

Results of Operations

	For the Three Months Ended
	March 28, 2014	March 29, 2013
	(in thousands)
Net sales	$264,870	$257,168
$ change	7,702	4,533
% change	3.0%	1.8%

Operating income	$11,135	$4,630
$ change	6,505	(7,684)
% change	140.5%	(62.4)%
% of net sales	4.2%	1.8%

Net sales

Net sales for the three months ended March 28, 2014, increased 1.9%, as compared to the same period in 2013, when measured on a same day sales basis. The increase was primarily driven by the contribution of sales from our 2013 acquisitions which totaled $6.9 million for the three months ended March 28, 2014, partially offset by one fewer sales day in the period.

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

	For the Three Months Ended
	March 28, 2014	March 29, 2013
	(in thousands)
Net sales	$264,870	$257,168
Acquisition sales (a)	6,866	—
Organic sales	$258,004	$257,168
Sales days	62	63
Organic sales per sales day	$4,161	$4,082
% change	1.9%	3.4%
(a) Sales contributed by an acquisition are included in organic sales beginning with the thirteenth month following the date of acquisition. Prior period information is adjusted to reflect acquisition sales for that period as organic sales when calculating organic sales per sales day.

The increase in organic sales per sales day for the three months ended March 28, 2014, as compared to the corresponding prior year period was primarily driven by increases in sales volume to both maintenance, repair and operations customers and original equipment manufacturer customers. We experienced higher sales in the non-metallic mineral manufacturing, merchant wholesalers and nondurable and durable goods manufacturing and wood product manufacturing markets. These increases were partially offset by declines in the machinery manufacturing and paper manufacturing markets.

Operating income

The increase in Distribution segment operating incomes for the three months ended March 28, 2014, as compared to the corresponding prior year period was driven primarily by the absence of $3.0 million in restructuring costs, the savings resulting from the 2013 restructuring activities and higher sales volume with corresponding gross profit.

Other Matters

Enterprise Resource Planning System

In July 2012, we announced our decision to invest in a new enterprise-wide business system for our Distribution segment. The anticipated total investment in the new system is approximately $45 million, which will be incurred over a number of years. Of the total investment, we expect that approximately 75% will be capitalized. From its inception through March 28, 2014, we have spent $25.0 million on this project, of which $22.2 million has been capitalized. Depreciation and amortization of the capitalized cost is expected to begin in the second half of 2014 and increase over the following three to four years. In order to minimize disruptions to our ongoing operations we have developed a project plan that takes a phased approach to implementation and includes appropriate contingencies. For the three months ended March 28, 2014, expenses incurred totaled approximately $0.3 million and capital expenditures totaled $4.6 million.

Aerospace Segment

Results of Operations

	For the Three Months Ended
	March 28, 2014	March 29, 2013
	(in thousands)
Net sales	$149,062	$130,907
$ change	18,155	(177)
% change	13.9%	(0.1)%

Operating income	$22,021	$20,911
$ change	1,110	5,010
% change	5.3%	31.5%
% of net sales	14.8%	16.0%

Net sales

Sales increased for the three-month period ended March 28, 2014, as compared to the comparable period in 2013, primarily due to a $15.8 million increase in sales of our military products/programs. Sales increases of $17.8 million were primarily attributable to worked performed on our SH-2G(I) contract with New Zealand and higher shipments of our JPF during the quarter. These increases were partially offset by a $2.8 million decrease in sales resulting from fewer shipments under the BLACK HAWK helicopter cockpit program.

Sales of our commercial products/programs also experienced a moderate increase of $2.4 million for the three-month period ended March 28, 2014, as compared to the comparable period in 2013. The increase was primarily a result of $4.5 million in higher sales due to increased volume on certain composite structure programs. Offsetting this increase was a $2.2 million decrease in sales related to engineering design services.

Operating income

The increase in operating income for the three months ended March 28, 2014, compared to the comparable period in 2013 was primarily due to $5.7 million of higher gross profit attributable to the work performed on our SH-2G(I) program and higher shipments of our JPF. Partially offsetting these increases were $4.1 million of lower profit due to sales mix on our bearings products, lower profit on certain composite structure programs and lower shipments under the BLACK HAWK helicopter cockpit program. Additionally, SG&A expenses were up approximately $0.4 million for the three months ended March 28, 2014, compared to the same period in prior year. The higher SG&A expenses are partially associated with the opening of our new facilities in Germany and the UK.

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

Revenue and cost estimates for all significant long-term contracts for which revenue is recognized using the percentage-of-completion method of accounting are reviewed and reassessed quarterly. Based upon these reviews, we record the effects of adjustments in profit estimates each period. If at any time management determines that in the case of a particular contract total costs will exceed total contract revenue, we record a provision for the entire anticipated contract loss at that time. Changes in contract estimates contributed $0.8 million to our operating income in the three-month period ended March 28, 2014. These changes were primarily the result of improved performance on the JPF program and material and labor hour improvements on one of our commercial aerostructures programs. Changes in contract estimates did not have a material impact on our operating income for the three-month period ended March 29, 2013.

Backlog

	March 28, 2014	December 31, 2013
	(in thousands)
Backlog	$626,379	$601,954

Backlog increased during the first three months of 2014. This increase is primarily due to new orders totaling $126.1 million under the JPF and A-10 programs and higher bearing products orders. These new orders were partially offset by deliveries of bearing products, JPF fuzes, BLACK HAWK helicopter cockpits and commercial composite structures.

Major Programs/Product Lines

Below is a discussion of significant changes in the Aerospace segment's major programs during the first three months of 2014. See our 2013 Annual Report on Form 10-K for a complete discussion of our Aerospace segment's programs.

A-10
The segment has contracted with Boeing to produce the wing control surfaces (inboard and outboard flaps, slats and deceleron assemblies) for the U.S. Air Force’s A-10 fleet. This contract has a potential value of over $110.0 million; however, annual quantities will vary, as they are dependent upon the orders Boeing receives from the U.S. Air Force. Initial deliveries under this program began in the third quarter of 2010 and full rate production began during the fourth quarter of 2012. Through March 28, 2014, approximately 72 shipsets have been delivered over the life of this program and we expect to deliver approximately 35 shipsets during the remainder of 2014. The Department of Defense Fiscal Year 2015 Budget has eliminated funding for the A-10 fleet; however, the final determination as to the future of this program has not been made and there is congressional support for its continuation. At March 28, 2014, our backlog was $46.7 million and total inventory was $16.5 million. We received an order for additional shipsets in January 2014, and through the date of this filing we have not received any indication from our customer that this program will be terminated.
BLACK HAWK

The Sikorsky BLACK HAWK helicopter cockpit program involves the manufacture of cockpits including the installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines, and the composite structure that holds the windscreen for most models of the BLACK HAWK helicopter. As a result of lower customer demand, we expect to deliver 92 BLACK HAWK cockpits this year, compared to 114 cockpits delivered in 2013. We currently have $75.9 million of orders under this program in backlog and have delivered 21 cockpits during the first three months of 2014.

AH-1Z

The segment manufactures cabins for the increased capability AH-1Z attack helicopter, which is produced by Bell Helicopter (“Bell”) for the U.S. Marine Corps. The cabin is the largest and most complex airframe structure utilized in the final assembly of the AH-1Z helicopter and has not been manufactured new since 1995. We currently have $25.3 million in backlog associated with this program; with potential follow-on options the program value could exceed $200.0 million. During the first quarter Bell conducted the first test flight for the re-designed AH-1Z helicopter.

C-17

The segment continues production of structural wing subassemblies for the Boeing C-17. During the first quarter of 2014, Boeing announced that it was ending production three months earlier than it had originally planned, resulting in the production of three fewer aircraft. We previously expected to deliver 10 shipsets during 2014; however, we are lowering our expectation to 7 shipsets. In the first quarter we delivered 3 shipsets and currently have firm orders for 4 shipsets to be delivered through the remainder of the year. Upon completion of these deliveries we do not expect to receive any additional orders and are currently evaluating the impact, if any, Boeing's decision may have on our financial results.

FMU-152 – Joint Programmable Fuze (“JPF”)

The segment manufactures the JPF, an electro-mechanical bomb safe and arming device, which allows the settings of a weapon to be programmed in flight. In the first quarter of 2014, we were awarded $41.6 million under Option 11, for fuzes to be delivered in 2015 and 2016. Additionally, we were awarded direct commercial sales ("DCS") of $10.8 million for fuzes to be delivered in 2014. Total JPF backlog at March 28, 2014, is $131.5 million.

During the quarter we delivered a total of 5,177 fuzes, which consisted of 4,877 fuzes delivered to the U.S. Government and 300 fuzes delivered as direct commercial sales to foreign governments. We occasionally experience lot acceptance test failures due to the complexity of the product and the extreme parameters of the acceptance test. Given the maturity of the product, we now generally experience isolated failures, rather than systematic failures. As a result, identifying a root cause can take longer and may result in fluctuating delivery performance from quarter to quarter. We expect to deliver approximately 20,000 to 26,000 fuzes in 2014.

Learjet 85

In 2010, our U.K. Composites operation was awarded a contract for the Learjet 85 program. We manufacture composite passenger entry and over-wing exit doors for the Learjet 85, a mid-sized business jet built primarily from composites and featuring advances in aerodynamics, structures and efficiency. We began delivery during the second quarter of 2013. In April 2014, Bombardier conducted the first test flight for the Learjet 85.

LIQUIDITY AND CAPITAL RESOURCES

Discussion and Analysis of Cash Flows

We assess liquidity in terms of our ability to generate cash to fund working capital requirements and investing and financing activities. Significant factors affecting liquidity include: cash flows generated from or used by operating activities, capital expenditures, investments in our business segments and their programs, acquisitions, divestitures, dividends, availability of future credit, adequacy of available bank lines of credit, and factors that might otherwise affect the company's business and operations generally, as described under the heading “Risk Factors” and “Forward-Looking Statements” in Item 1A of Part I of our 2013 Annual Report on Form 10-K.

We continue to rely upon bank financing as an important source of liquidity for our business activities including acquisitions. We believe this, when combined with cash generated from operating activities, will be sufficient to support our anticipated cash requirements for the foreseeable future. However, we may decide to issue additional debt or raise equity capital to support other business activities including potential future acquisitions. We anticipate our capital expenditures will be approximately $35.0 to $40.0 million in 2014, primarily related to machinery and equipment and information technology infrastructure. Included in this is approximately $11.6 million associated with investments in enterprise resource planning (ERP) systems primarily for our Distribution segment and, to a lesser extent, certain Aerospace facilities.

We anticipate a variety of items will have an impact on our liquidity during the next 12 months, in addition to our working capital requirements. These could include one or more of the following:

•	the matters described in Note 9, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements, including:

◦	the cost of defending the Wichita matter; and

◦	the cost of existing environmental remediation matters;

•	contributions to our qualified pension plan and Supplemental Employees’ Retirement Plan (“SERP”);

•	costs associated with new aerospace start-up programs; and

•	the extension of payment terms by our customers.

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

In 2013, the Company signed a $120.6 million contract to resell ten of the former Australia SH-2G(A) (now designated SH-2G(I)) aircraft, spare parts, a full mission flight simulator, and related logistics support to the New Zealand Ministry of Defence. Pursuant to the terms of its revenue sharing agreement with the Commonwealth of Australia, the Company will share proceeds from the resale with the Commonwealth on a predetermined basis. Through March 28, 2014, the Company has paid $39.5 million (AUD), the required minimum amount of payments pursuant to the revenue sharing agreement, and has accrued $1.9 million for amounts due in excess of the required minimum payments based upon the sale price stipulated in the contract with New Zealand.

Upon entering into the sales contract with the New Zealand Ministry of Defence, we agreed to provide unconditional letters of credit for the receipt of advance payments on this program. As we perform under the contract and meet certain predetermined milestones, the letter of credit requirements will be gradually reduced. As of March 28, 2014, the letter of credit balance associated with this program totaled $30.3 million.

A summary of our consolidated cash flows from continuing operations is as follows:

	For the Three Months Ended
	March 28, 2014	March 29, 2013	2014 vs. 2013
	(in thousands)
Total cash (used in) provided by:
Operating activities	$(11,970)	$(34,562)	$22,592
Investing activities	(12,469)	(11,964)	(505)
Financing activities	22,041	45,182	(23,141)

Free Cash Flow (a):
Net cash (used in) provided by operating activities	$(11,970)	$(34,562)	$22,592
Expenditures for property, plant and equipment	(11,660)	(11,841)	181
Free cash flow	$(23,630)	$(46,403)	$22,773

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

Net cash used in operating activities decreased $22.6 million for the three months ended March 28, 2014, versus the comparable period in 2013, primarily due to higher progress payments on the JPF program, lower DCS inventory on the JPF program and lower SH-2G(I) inventory as we continue to perform under the New Zealand program. These changes were partially offset by the decrease in advances on contracts relating to work performed on the SH-2G(I) New Zealand contract and the contributions made to the qualified pension plan.

Net cash used in investing activities was relatively flat for the three months ended March 28, 2014, versus the comparable period in 2013.

Net cash provided by financing activities decreased $23.1 million for the three months ended March 28, 2014, versus the comparable period in 2013, primarily due to a reduction in borrowings under the Revolving Credit Agreement in 2014 as compared to the same period in the prior year. The borrowings in 2013 were used to fund acquisitions and working capital requirements. No acquisitions were completed during the first quarter of 2014.

Financing Arrangements

On November 20, 2012, we entered into a Credit Agreement (the "Credit Agreement") that includes a $400.0 million Revolving Credit Facility expiring July 31, 2017. The Revolving Credit Facility includes an “accordion” feature that would allow us to increase the aggregate amount available to $500.0 million, subject to additional commitments from lenders. The Revolving Credit Facility may be used for working capital, letters of credit and other general corporate purposes, including acquisitions. The Credit Agreement also includes a $100.0 million Term Loan Facility expiring on July 31, 2017, which is in addition to our Revolving Credit Facility. Principal payments, which started in the first quarter of 2013, of $2.5 million are due quarterly, with $55.0 million of the initial aggregate principal payable in the final quarter of the Term Loan Facility. We may increase the term loan by up to an aggregate of $100.0 million in accordance with the terms of the agreement.

Interest rates on amounts outstanding under the Credit Agreement are variable. At March 28, 2014, the interest rate for the outstanding amounts on the Credit Agreement was 1.69%. At December 31, 2013, the interest rate for the outstanding amounts on the Credit Agreement was 1.72%.

The financial covenants associated with the Credit Agreement include a requirement that (i) the ratio of Consolidated Senior Secured Indebtedness to Consolidated EBITDA, as defined in the Credit Agreement, cannot be greater than 3.50 to 1.00, (ii) the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, as defined in the Credit Agreement, cannot be greater than 4.00 to 1.00, and (iii) the ratio of Consolidated EBITDA, as defined in the Credit Agreement, to the sum of (a) all interest, premium payments, debt discounts, fees, charges and related expenses and (b) the portion of rent expense under capital leases that is treated as interest expense, as defined in the Credit Agreement, cannot be less than 4.00 to 1.00. We were in compliance with those financial covenants as of and for the quarter ended March 28, 2014, and we do not anticipate noncompliance in the foreseeable future.

Total average bank borrowings during the quarter ended March 28, 2014, were $177.4 million compared to $188.8 million for the year ended December 31, 2013. As of March 28, 2014, and December 31, 2013, there was $269.1 million and $285.6 million available for borrowing, respectively, under the Revolving Credit Facility, net of letters of credit. However, based on EBITDA levels for the three months ended March 28, 2014, amounts available for borrowing were limited to $232.1 million. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Facility. A total of $36.8 million in letters of credit was outstanding under the Revolving Credit Facility as of March 28, 2014, and December 31, 2013. The letter of credit balance related to the SH-2G(I) New Zealand sales contract was $30.3 million at March 28, 2014. The letter of credit balance related to this contract could reach a potential $60.1 million over its three-year term.

Other Sources/Uses of Capital

This year we have contributed $10.0 million to the qualified pension plan and $0.4 million to the SERP through the end of the first quarter. We do not expect to make any further contributions to the qualified pension plan during 2014. We plan to contribute an additional $0.4 million to the SERP in 2014. For the 2013 plan year, we contributed $10.0 million to the qualified pension plan and $2.3 million to the SERP.

In November 2000, our Board of Directors approved a replenishment of our stock repurchase program, providing for repurchase of an aggregate of 1.4 million common shares for use in administration of our stock plans and for general corporate purposes. There were no shares repurchased under this program during the first three months of 2014. At March 28, 2014, approximately 1.0 million shares remained authorized for repurchase under this program.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes outside the ordinary course of business in our contractual obligations or off-balance sheet arrangements during the first three months of 2014. See our 2013 Annual Report on Form 10-K for a discussion of our contractual obligations and off-balance sheet arrangements.

CRITICAL ACCOUNTING ESTIMATES

Preparation of the company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements in the Company’s 2013 Annual Report on Form 10-K describe the critical accounting estimates and significant accounting policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the Company's critical accounting estimates and significant accounting policies in 2014.

RECENT ACCOUNTING STANDARDS

Information regarding recent changes in accounting standards is included in Note 2, Recent Accounting Standards, of the Notes to Condensed Consolidated Financial Statements in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the company’s exposure to market risk during the first quarter of 2014. See the company’s 2013 Annual Report on Form 10-K for a discussion of the company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The company has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 28, 2014. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 28, 2014, the disclosure controls and procedures were effective.

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

We evaluate, on a quarterly basis, developments in legal proceedings that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. Our loss contingencies are subject to substantial uncertainties, however, including for each such contingency the following, among other factors: (i) the procedural status of the case; (ii) whether the case has or may be certified as a class action suit; (iii) the outcome of preliminary motions; (iv) the impact of discovery; (v) whether there are significant factual issues to be determined or resolved; (vi) whether the proceedings involve a large number of parties and/or claims in multiple jurisdictions or jurisdictions in which the relevant laws are complex or unclear; (vii) the extent of potential damages, which are often unspecified or indeterminate; and (viii) the status of settlement discussions, if any, and the settlement postures of the parties. Because of these uncertainties, management has determined that, except as otherwise noted below, the amount of loss or range of loss that is reasonably possible in respect of each matter described below (including any reasonably possible losses in excess of amounts already accrued), is not reasonably estimable.

While it is not possible to predict the outcome of these matters with certainty, based upon available information, management believes that all settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in legal proceedings and that can be reasonably estimated are accrued for at March 28, 2014. Despite this analysis, there can be no assurance that the final outcome of these matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Except as set forth below, as of March 28, 2014, neither the Company nor any of its subsidiaries is a party, nor is any of its or their property subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company and its subsidiaries. Additional information relating to certain of these matters is set forth in Note 9, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

Wichita Matter

As previously disclosed, the U.S. District Court for the District of Kansas issued a grand jury subpoena in 2011 to Plastic Fabricating Company, Inc. (“PlasticFab”), an indirect wholly owned subsidiary of the Company now known as Kaman Composites - Wichita, Inc., regarding a government investigation of record keeping associated with the manufacture of certain composite parts at PlasticFab's facility located in Wichita, Kansas. The subpoena required information related to the period January 1, 2006, through June 30, 2008. During the fiscal quarter ended March 29, 2013, the U.S. Attorney's Office for the District of Kansas notified PlasticFab that it may seek to commence a criminal proceeding against PlasticFab but it expressed a willingness to explore a pre-charge disposition of the matter. PlasticFab believes it has cooperated fully with the investigation and intends to continue to do so as it engages in further discussions with the U.S. Attorney's Office about this matter. Under present U.S. Government procurement laws and regulations, if indicted or adjudged to be in violation of procurement or other Federal laws, a contractor, such as PlasticFab, could be subject to fines, penalties, repayments, or compensatory or treble damages, or suspension or debarment on U.S. Government contract awards if warranted. Thus, as with any government contractor, an adverse outcome in a proceeding such as this could have a material adverse effect on our business, financial condition, results of operations or cash flows. Management continues to cooperate with the government's investigation; however, we are unable to predict the outcome of any proceeding that may be brought or to estimate the amounts of resulting claims or other actions that could be instituted against PlasticFab, its officers, employees, or affiliates. At March 28, 2014, the amount accrued for this matter is not material.

Environmental Matters

The Company and its subsidiaries are subject to numerous U.S. Federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. We are currently named as a potentially responsible party at one site. While it is not possible to predict the outcome of these proceedings, in the opinion of management, any payments we may be required to make as a result of such claims in existence at March 28, 2014, will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Item 1A. Risk Factors

Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition and cash flows as set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”). We do not believe there have been any material changes to the risk factors previously disclosed in our 2013 Form 10-K, but we may disclose changes to such factors or disclose additional factors from time to time in future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial position and cash flows.

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements also may be included in other publicly available documents issued by the company and in oral statements made by our officers and representatives from time to time. These forward-looking statements are intended to provide management's current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. They can be identified by the use of words such as "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "would," "could," "will" and other words of similar meaning in connection with a discussion of future operating or financial performance. Examples of forward looking statements include, among others, statements relating to future sales, earnings, cash flows, results of operations, uses of cash and other measures of financial performance.

Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and other factors that may cause the company's actual results and financial condition to differ materially from those expressed or implied in the forward-looking statements. Such risks, uncertainties and other factors include, among others: (i) changes in domestic and foreign economic and competitive conditions in markets served by the company, particularly the defense, commercial aviation and industrial production markets; (ii) changes in government and customer priorities and requirements (including cost-cutting initiatives, government and customer shut-downs, the potential deferral of awards, terminations or reductions of expenditures to respond to the priorities of Congress and the Administration, or budgetary cuts resulting from Congressional actions or automatic sequestration); (iii) changes in geopolitical conditions in countries where the company does or intends to do business; (iv) the successful conclusion of competitions for government programs and thereafter contract negotiations with government authorities, both foreign and domestic; (v) the existence of standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; (vi) the conclusion to government inquiries or investigations regarding government programs, including the resolution of the Wichita subpoena matter; (vii) risks and uncertainties associated with the successful implementation and ramp up of significant new programs; (viii) potential difficulties associated with variable acceptance test results, given sensitive production materials and extreme test parameters; (ix) the receipt and successful execution of production orders for the JPF U.S. government contract, including the exercise of all contract options and receipt of orders from allied militaries, as all have been assumed in connection with goodwill impairment evaluations; (x) the continued support of the existing K-MAX® helicopter fleet, including sale of existing K-MAX® spare parts inventory; (xi) the accuracy of current cost estimates associated with environmental remediation activities at the Bloomfield, Moosup and New Hartford, CT facilities and our U.K. facilities; (xii) the profitable integration of acquired businesses into the company's operations; (xiii) the ability to implement our ERP systems in a cost-effective and efficient manner, limiting disruption to our business, and to capture their planned benefits while maintaining an adequate internal control environment; (xiv) changes in supplier sales or vendor incentive policies; (xv) the effects of price increases or decreases; (xvi) the effects of pension regulations, pension plan assumptions, pension plan asset performance and future contributions; (xvii) future levels of indebtedness and capital expenditures; (xviii) the continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs for such items; (xix) the effects of currency exchange rates and foreign competition on future operations; (xx) changes in laws and regulations, taxes, interest rates, inflation rates and general business conditions; (xxi) future repurchases and/or issuances of common stock; and (xxii) other risks and uncertainties set forth herein and in our 2013 Form 10-K.

Any forward-looking information provided in this report should be considered with these factors in mind. We assume no obligation to update any forward-looking statements contained in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of Common Stock by the Company during the three months ended March 28, 2014:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (b)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
January 1, 2014 – January 24, 2014	—	$—	—	964,757
January 25, 2014 – February 21, 2014	942	$39.22	—	964,757
February 22, 2014 – March 28, 2014	32,171	$40.19	—	964,757
Total	33,113		—
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

KAMAN CORPORATION
Registrant
Date:	April 28, 2014		/s/ Neal J. Keating
		By:	Neal J. Keating
Chairman, President and
Chief Executive Officer

Date:	April 28, 2014		/s/ Robert D. Starr
		By:	Robert D. Starr
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