Form 10-Q
period 2014-06-27
KAMAN Corp
filed 2014-08-04
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2014

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
Yes         ☐            No          ☒

At July 25, 2014, there were 27,091,955 shares of Common Stock outstanding.

PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts) (Unaudited)

	June 27, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$11,676	$10,384
Accounts receivable, net	256,121	205,873
Inventories	390,556	390,495
Deferred income taxes	29,492	30,128
Income tax refunds receivable	311	2,297
Other current assets	27,266	26,028
Total current assets	715,422	665,205
Property, plant and equipment, net of accumulated depreciation of $178,396 and $167,282, respectively	153,152	148,508
Goodwill	243,841	203,923
Other intangible assets, net	101,924	89,449
Deferred income taxes	7,876	10,287
Other assets	23,358	23,259
Total assets	$1,245,573	$1,140,631
Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable	$—	$559
Current portion of long-term debt	12,500	10,000
Accounts payable – trade	125,422	119,482
Accrued salaries and wages	36,290	33,677
Advances on contracts	3,487	9,470
Other accruals and payables	54,418	54,095
Income taxes payable	839	673
Total current liabilities	232,956	227,956
Long-term debt, excluding current portion	350,374	264,655
Deferred income taxes	3,945	3,855
Underfunded pension	75,608	85,835
Other long-term liabilities	42,065	47,038
Commitments and contingencies (Note 11)
Shareholders' equity:
Preferred stock, $1 par value, 200,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; voting; 27,456,596 and 27,189,922 shares issued, respectively	27,457	27,190
Additional paid-in capital	141,865	133,517
Retained earnings	458,819	439,441
Accumulated other comprehensive income (loss)	(78,255)	(81,121)
Less 371,451 and 330,487 shares of common stock, respectively, held in treasury, at cost	(9,261)	(7,735)
Total shareholders’ equity	540,625	511,292
Total liabilities and shareholders’ equity	$1,245,573	$1,140,631
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Net sales	$459,089	$431,725	$873,021	$819,800
Cost of sales	329,755	310,468	628,826	588,277
Gross profit	129,334	121,257	244,195	231,523
Selling, general and administrative expenses	101,590	90,219	195,351	186,639
Net loss on sale of assets	57	21	168	100
Operating income	27,687	31,017	48,676	44,784
Interest expense, net	3,297	3,163	6,406	6,231
Other expense, net	297	58	499	389
Earnings from continuing operations before income taxes	24,093	27,796	41,771	38,164
Income tax expense	7,899	9,904	14,120	13,118
Earnings from continuing operations	16,194	17,892	27,651	25,046
Earnings from discontinued operations, net of taxes	379	—	379	—
Net earnings	$16,573	$17,892	$28,030	$25,046

Earnings per share:
Basic earnings per share from continuing operations	$0.60	$0.67	$1.03	$0.94
Basic earnings per share from discontinued operations	0.01	—	0.01	—
Basic earnings per share	$0.61	$0.67	$1.04	$0.94

Diluted earnings per share from continuing operations	$0.59	$0.67	$1.00	$0.93
Diluted earnings per share from discontinued operations	0.01	—	0.01	—
Diluted earnings per share	$0.60	$0.67	$1.01	$0.93
Average shares outstanding:
Basic	27,039	26,734	26,981	26,696
Diluted	27,844	26,899	27,717	26,977
Dividends declared per share	$0.16	$0.16	$0.32	$0.32

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Net earnings	$16,573	$17,892	$28,030	$25,046
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,755	(244)	1,460	(4,758)
Unrealized gain on derivative instruments, net of tax expense (benefit) of ($38) and $105, and $41 and $38, respectively	—	172	69	61
Change in pension and post-retirement benefit plan liabilities, net of tax expense of $408 and $904, and $810 and $1,810, respectively	673	1,476	1,337	2,951
Other comprehensive income (loss)	2,428	1,404	2,866	(1,746)
Comprehensive income	$19,001	$19,296	$30,896	$23,300

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Six Months Ended
	June 27, 2014	June 28, 2013
Cash flows from operating activities:
Earnings from continuing operations	$27,651	$25,046
Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	17,069	15,528
Accretion of convertible notes discount	953	905
Provision for doubtful accounts	604	734
Net loss on sale of assets	168	100
Net loss on derivative instruments	289	203
Stock compensation expense	3,293	3,065
Excess tax benefit from share-based compensation arrangements	(732)	(293)
Deferred income taxes	2,204	68
Changes in assets and liabilities, excluding effects of acquisitions/divestitures:
Accounts receivable	(37,069)	(45,274)
Inventories	10,071	(16,165)
Income tax refunds receivable	1,990	—
Other current assets	(27)	25
Accounts payable - trade	(719)	3,800
Accrued contract losses	(1,253)	228
Advances on contracts	(5,984)	10,887
Other accruals and payables	4,834	(5,595)
Income taxes payable	174	(2,768)
Pension liabilities	(8,332)	(2,252)
Other long-term liabilities	(3,421)	(1,649)
Net cash provided by (used in) operating activities of continuing operations	11,763	(13,407)
Net cash provided by operating activities of discontinued operations	379	—
Net cash provided by (used in) operating activities	12,142	(13,407)
Cash flows from investing activities:
Proceeds from sale of assets	68	83
Expenditures for property, plant & equipment	(18,058)	(21,267)
Acquisition of businesses	(75,518)	(5,178)
Other, net	(1,049)	(598)
Cash used in investing activities of continuing operations	(94,557)	(26,960)
Cash used in investing activities of discontinued operations	—	—
Cash used in investing activities	(94,557)	(26,960)
Cash flows from financing activities:
Net borrowings under revolving credit agreements	88,541	39,753
Debt repayment	(2,500)	(5,000)
Net change in book overdraft	1,676	4,093
Proceeds from exercise of employee stock awards	4,639	2,654
Purchase of treasury shares	(843)	(644)
Dividends paid	(8,616)	(8,526)
Other	—	(51)
Windfall tax benefit	732	293
Cash provided by financing activities of continuing operations	83,629	32,572
Cash provided by financing activities of discontinued operations	—	—
Cash provided by financing activities	83,629	32,572
Net increase (decrease) in cash and cash equivalents	1,214	(7,795)
Effect of exchange rate changes on cash and cash equivalents	78	(91)
Cash and cash equivalents at beginning of period	10,384	16,593
Cash and cash equivalents at end of period	$11,676	$8,707

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and six months ended June 27, 2014 and June 28, 2013
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

The Company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The second quarter for 2014 and 2013 ended on June 27, 2014 and June 28, 2013, respectively.

2. RECENT ACCOUNTING STANDARDS

In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (ASC Topic 718) - Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could Be Achieved after the Requisite Service Period." The objective of this standard update is to eliminate inconsistent practices with regards to the accounting treatment of share-based payment awards. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2015. The Company does not expect these changes to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (ASC Topic 606)." The objective of this standard update is to remove inconsistent practices with regards to revenue recognition between US GAAP and International Financial Reporting Standards ("IFRS"). The standard intends to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2016; early adoption is not permitted. The Company is currently assessing the potential impact of this ASU on its consolidated financial statements.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes ("ASC Topic 740") - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective is to end some inconsistent practices with regard to the presentation on the balance sheet of unrecognized tax benefits.The update was effective for financial statement periods beginning after December 15, 2013. The Company adopted this standard beginning January 1, 2014. There was no material impact on the Company's condensed consolidated financial statements for the period ended June 27, 2014.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters ("ASC Topic 830") - Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The objective is to resolve the diversity in practice with regard to whether ASC Subtopic 810-10, Consolidation - Overall or ASC Subtopic 830-30 Foreign Currency Matters - Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. The update was effective for financial statement periods beginning after December 15, 2013. The Company has adopted this standard beginning January 1, 2014. There was no impact on the Company's condensed consolidated financial statements for the period ended June 27, 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and six months ended June 27, 2014 and June 28, 2013
(Unaudited)

3. DISCONTINUED OPERATIONS

On December 31, 2012, the Company sold substantially all of the assets and liabilities of the Distribution segment's Canadian operations. As a result, the Company has reported the results of operations and financial position of this component as discontinued operations within the condensed consolidated financial statements for all periods presented. During the second quarter of 2014, the Company recorded earnings from discontinued operations of $0.5 million, $0.4 million net of tax, related to a pension settlement that resulted from the 2012 disposal of the Distribution segment's Canadian operations.

4. ACQUISITIONS

On April 25, 2014, the Company acquired specific assets of B.W. Rogers Company and certain affiliated entities ("B.W. Rogers"). Headquartered in Akron, Ohio, B.W. Rogers operated from twenty-one locations in seven states from the Northeast to the Midwest. The acquisition of B.W. Rogers expands the Company's capabilities in both the fluid power and automation and motion control product areas.

This acquisition was accounted for as a business combination. Assets acquired and liabilities assumed were recorded based on their fair values at the date of acquisition. The fair values of assets acquired and liabilities assumed were as follows:

In thousands
Cash	$11
Accounts receivable	13,332
Inventories	9,614
Property, plant and equipment	850
Other tangible assets	784
Goodwill	37,804
Other intangible assets	16,870
Liabilities	(7,367)
Total of net assets acquired	71,898
Less cash received	(11)
Total consideration	$71,887

The Company has paid $70.5 million of the total consideration of $71.9 million for this acquisition through June 27, 2014. The goodwill associated with B.W. Rogers is tax deductible and is the result of expected synergies from combining the operations of the acquired business with the Company's operations and intangible assets that do not qualify for separate recognition, such as an assembled workforce. Included in the Condensed Consolidated Statements of Operations is $18.8 million of revenue from this acquisition for the three months and six months ended June 27, 2014.

The fair values of the identifiable intangible assets, which totaled $16.9 million and consisted of customer relationships, non-compete agreements and trade names, were determined using the income approach. Specifically, the discounted cash flows method was utilized for customer relationships and non-compete agreements and the relief-from-royalty method was utilized for the trade names. The fair value of the customer relationships ($14.9 million) is broken out into two asset categories, which are amortized on a straight-line basis over periods of 11 and 18 years; the fair value of the non-compete agreements ($1.1 million) is being amortized over periods ranging from 1.5 to 3 years; and the fair value of the trade names ($0.9 million) is being amortized over a period of 8 years, the estimated lives of the assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and six months ended June 27, 2014 and June 28, 2013
(Unaudited)

5. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	June 27, 2014	December 31, 2013
In thousands
Trade receivables	$152,986	$125,092
U.S. Government contracts:
Billed	21,345	14,364
Costs and accrued profit – not billed	6,214	6,340
Commercial and other government contracts:
Billed	62,640	63,051
Costs and accrued profit – not billed	16,793	853
Less allowance for doubtful accounts	(3,857)	(3,827)
Accounts receivable, net	$256,121	$205,873

Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	June 27, 2014	December 31, 2013
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$—	$1,021
Total	$—	$1,021

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and six months ended June 27, 2014 and June 28, 2013
(Unaudited)

6. FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value:

	June 27, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
In thousands
Long-term debt:
Level 1	$108,046	$152,642	$107,093	$147,822
Level 2	254,828	242,836	167,562	155,473
Total	$362,874	$395,478	$274,655	$303,295

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

Recurring Fair Value Measurements

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine their fair value at the measurement date:

	Total Carrying Value at	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	June 27, 2014
In thousands
Derivative instruments	$152	$—	$152	$—
Total assets	$152	$—	$152	$—

Derivative instruments	$339	$—	$339	$—
Total liabilities	$339	$—	$339	$—

	Total Carrying Value at	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	December 31, 2013
In thousands
Derivative instruments	$127	$—	$127	$—
Total assets	$127	$—	$127	$—

Derivative instruments	$276	$—	$276	$—
Total liabilities	$276	$—	$276	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and six months ended June 27, 2014 and June 28, 2013
(Unaudited)

6. FAIR VALUE MEASUREMENTS (CONTINUED)

Recurring Fair Value Measurements - continued

The Company’s derivative instruments are foreign exchange contracts and interest rate swaps that are measured at fair value using observable market inputs such as forward rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy and have been included in other current assets, other assets, other accruals and payables and other long-term liabilities on the Condensed Consolidated Balance Sheets at June 27, 2014, and December 31, 2013. Based on the continued ability to trade and enter into forward contracts, we consider the markets for our fair value instruments to be active.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of June 27, 2014, such credit risks have not had an adverse impact on the fair value of these instruments.

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

The Company holds forward exchange contracts designed to hedge forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on the Company’s earnings and cash flows. Some of these contracts are designated as cash flow hedges. The Company will include in earnings amounts currently included in accumulated other comprehensive income upon recognition of cost of sales related to the underlying transaction. There was $0.2 million and $0.3 million of expense reclassified from other comprehensive income during the three months and six months ended June 27, 2014, respectively. No material amounts were reclassified to expense from other comprehensive income during the three months and six months ended June 28, 2013. Over the next twelve months, the expense related to cash flow hedges expected to be reclassified from other comprehensive income is $0.5 million.

Derivatives Designated as Cash Flow Hedges

The Term Loan Facility of the Company's Credit Agreement (“Term Loan”) contains floating rate obligations and is subject to interest rate fluctuations. During 2013, the Company entered into interest rate swap agreements for the purposes of hedging the eight quarterly variable-rate interest payments under its Term Loan due in 2014 and 2015. These interest rate swap agreements were designated as cash flow hedges and are intended to manage interest rate risk associated with the Company’s variable rate borrowings and minimize the impact on the Company’s earnings and cash flows of interest rate fluctuations attributable to changes in LIBOR rates. The amounts of the gain or (loss) recognized on the Condensed Consolidated Statements of Operations for derivatives designated as hedge instruments were not material for the three months and six months ended June 27, 2014, and June 28, 2013.

During the second quarter of 2014, the Company entered into forward exchange contracts designed to hedge forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on the Company's earnings and cash flows. These contracts were entered into as a result of forecasted foreign currency transactions associated with the New Zealand contract to deliver ten SH-2G(I) aircraft and have been designated as cash flow hedges. The Company will include in earnings amounts currently included in accumulated other comprehensive income upon recognition of cost of sales related to the underlying transaction. The amounts of the gain or (loss) recognized on the Condensed Consolidated Statements of Operations for derivatives designated as hedge instruments were not material for the three months and six months ended June 27, 2014. During the first half of 2014, the amount recorded in other income for the ineffective portion of derivative instruments designated as cash flow hedges was not material. No such amounts were recorded during 2013.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and six months ended June 27, 2014 and June 28, 2013
(Unaudited)

7. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Derivatives Designated as Cash Flow Hedges - continued

The following table shows the fair value of derivative instruments designated as cash flow hedging instruments:

		Fair Value
	Balance Sheet Location	June 27, 2014	December 31, 2013	Notional Amount
In thousands
Derivative Assets
Foreign exchange contracts	Other current assets	$11	$—	4,022 / 0 AUD
Total		$11	$—
Derivative Liabilities
Interest rate swap contracts	Other liabilities / Other long-term liabilities	$335	$276	$87,500 / $90,000
Foreign exchange contracts	Other liabilities	4	—	£1,367 / £0
Total		$339	$276

Derivatives Not Designated as Hedging Instruments

The following table shows the fair value of derivative instruments not designated as hedging instruments:

		Fair Value
	Balance Sheet	June 27,	December 31,	Notional
	Location	2014	2013	Amount
In thousands
Derivative Assets
Foreign exchange contracts	Other current assets	$141	$127	$1,818 / $2,349
Total		$141	$127

The amounts of the gain or (loss) recognized on the Condensed Consolidated Statements of Operations for derivatives not designated as hedge instruments were not material for the three months and six months ended June 27, 2014, and June 28, 2013, and are included in other (income) expense, net.

8. INVENTORIES

Inventories consist of the following:

	June 27, 2014	December 31, 2013
In thousands
Merchandise for resale	$161,595	$152,194
Raw materials	21,694	20,609
Contracts and other work in process	196,456	205,220
Finished goods (including certain general stock materials)	10,811	12,472
Total	$390,556	$390,495

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and six months ended June 27, 2014 and June 28, 2013
(Unaudited)

8. INVENTORIES (CONTINUED)

Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	June 27, 2014	December 31, 2013
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$7,337	$11,581
Total	$7,337	$11,581

The reduction in this balance is due to the settlement of a claim related to a commercial composite structures program.

K-MAX® inventory of $17.2 million and $17.0 million as of June 27, 2014, and December 31, 2013, respectively, is included in contracts and other work in process inventory and finished goods. Management believes that a significant portion of this K-MAX® inventory will be sold after June 27, 2015, based upon the anticipation of supporting the fleet for the foreseeable future.

At June 27, 2014, and December 31, 2013, $34.2 million and $43.8 million, respectively, of SH-2G(I), formerly SH-2G(A), inventory was included on the Company's balance sheet in contracts and other work in process inventory. On May 8, 2013, the Company announced that it had entered into a $120.6 million contract with the New Zealand Ministry of Defence for the sale of ten SH-2G(I) Super Seasprite aircraft, spare parts, a full mission flight simulator, and related logistics support. Although a substantial portion of the SH-2G(I) inventory will be used in the performance of this contract, management believes that $10.9 million of the SH-2G(I) inventory will be sold after June 27, 2015, based upon the time needed to prepare the aircraft for sale and the requirements of our customer. For more information on the SH-2G(I) inventory, see Note 11, Commitments and Contingencies.

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

Revenue and cost estimates for all significant long-term contracts for which revenue is recognized using the percentage-of-completion method of accounting are reviewed and reassessed quarterly. Based upon these reviews, the Company records the effects of adjustments in profit estimates each period. If at any time the Company determines that in the case of a particular contract total costs will exceed total contract revenue, the Company will record a provision for the entire anticipated contract loss at that time. There was a net decrease to the Company's operating income from changes in contract estimates of $0.6 million for the three-month period ended June 27, 2014. The decrease was primarily a result of cost growth on the Sikorsky BLACK HAWK helicopter program. For the six-month period ended June 27, 2014, changes in contract estimates contributed $0.2 million to the Company's operating income. The increase for the six-month period was primarily a result of improved performance on the Joint Programmable Fuze ("JPF") program, offset by the cost growth on the Sikorsky BLACK HAWK helicopter program. There was a net decrease to the Company's operating income from changes in contract estimates of $2.7 million for the three-month and six-month periods ended June 28, 2013. These decreases were a result of cost growth due to revised estimates in various programs, including the Sikorsky BLACK HAWK helicopter program, Bell helicopter offload program and a fuze program.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and six months ended June 27, 2014 and June 28, 2013
(Unaudited)

9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company:

	Distribution	Aerospace	Total
In thousands
Gross balance at December 31, 2013	$105,637	$114,538	$220,175
Accumulated impairment	—	(16,252)	(16,252)
Net balance at December 31, 2013	105,637	98,286	203,923
Additions	37,804	1,284	39,088
Impairments	—	—	—
Foreign currency translation	5	825	830
Ending balance at June 27, 2014	$143,446	$100,395	$243,841

Additions to goodwill for the Company's Distribution segment relate to the acquisition of the operating assets of B.W. Rogers completed during the second quarter of 2014, as set forth in Note 4, Acquisitions. Additions to goodwill for the Company's Aerospace segment relate to an earnout payment associated with a previous acquisition.

Other intangible assets consisted of:

		At June 27,		At December 31,
		2014		2013
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Customer lists / relationships	6-21 years	$125,638	$(28,258)	$109,790	$(23,647)
Trademarks / trade names	3-8 years	3,565	(1,833)	2,695	(1,594)
Non-compete agreements and other	1-9 years	7,254	(4,564)	6,133	(4,055)
Patents	17 years	523	(401)	523	(396)
Total		$136,980	$(35,056)	$119,141	$(29,692)

The changes in other intangible assets are attributable to changes in foreign currency exchange rates and the acquisition completed during the second quarter of 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and six months ended June 27, 2014 and June 28, 2013
(Unaudited)

10. PENSION PLANS

Components of net pension cost for the Qualified Pension Plan and Supplemental Employees’ Retirement Plan ("SERP") are as follows:

	For the Three Months Ended
	Qualified Pension Plan		SERP
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
In thousands
Service cost for benefits earned during the year	$2,940	$3,587	$64	$85
Interest cost on projected benefit obligation	7,208	6,399	86	83
Expected return on plan assets	(10,261)	(10,337)	—	—
Amortization of prior service cost	20	25	—	—
Amortization of net loss	1,038	2,304	23	53
Additional amount recognized due to curtailment/settlement	—	—	—	277
Net pension cost	$945	$1,978	$173	$498

	For the Six Months Ended
	Qualified Pension Plan		SERP
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
In thousands
Service cost for benefits earned during the year	$5,880	$7,174	$128	$170
Interest cost on projected benefit obligation	14,417	12,798	171	155
Expected return on plan assets	(20,523)	(20,674)	—	—
Amortization of prior service cost	45	50	—	—
Amortization of net loss	2,057	4,581	45	130
Additional amount recognized due to curtailment/settlement	—	—	—	277
Net pension cost	$1,876	$3,929	$344	$732

The following tables show the amounts of contributions made to the Qualified Pension Plan and SERP during each period and the additional contributions the Company expects to make during the remainder of 2014:

Year-to-date contributions:

	Qualified Pension Plan		SERP
	As of June 27, 2014	As of December 31, 2013	As of June 27, 2014	As of December 31, 2013
In thousands
Year-to-date contributions	$10,000	$10,000	$552	$2,291

Expected additional contributions in 2014:

	Qualified Pension Plan	SERP
In thousands
Expected additional contributions	$—	$267

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and six months ended June 27, 2014 and June 28, 2013
(Unaudited)

11. COMMITMENTS AND CONTINGENCIES

Legal Matters

Wichita Matter

As previously disclosed, the U.S. District Court for the District of Kansas issued a grand jury subpoena in 2011 to Plastic Fabricating Company, Inc. (“PlasticFab”), an indirect wholly owned subsidiary of the Company now known as Kaman Composites - Wichita, Inc., regarding a government investigation of record keeping associated with the manufacture of certain composite parts at PlasticFab's facility located in Wichita, Kansas. The subpoena required information related to the period January 1, 2006, through June 30, 2008. In March 2013, the U.S. Attorney's Office for the District of Kansas notified PlasticFab that it may seek to commence a criminal proceeding against PlasticFab but it expressed a willingness to explore a pre-charge disposition of the matter. PlasticFab believes it has cooperated fully with the investigation and intends to continue to do so as it engages in further discussions with the U.S. Attorney's Office about this matter. Under present U.S. Government procurement laws and regulations, if indicted or adjudged to be in violation of procurement or other Federal laws, a contractor, such as PlasticFab, could be subject to fines, penalties, repayments, or compensatory or treble damages, or suspension or debarment on U.S. Government contract awards if warranted. Thus, as with any government contractor, an adverse outcome in a proceeding such as this could have a material adverse effect on our business, financial condition, results of operations or cash flows. Management continues to cooperate with the government's investigation; however, we are unable to predict the outcome of any proceeding that may be brought or to estimate the amounts of resulting claims or other actions that could be instituted against PlasticFab, its officers, employees, or affiliates. Sales for PlasticFab represented 1.0% of the Company's consolidated sales for the year ended December 31, 2013. At June 27, 2014, the amount accrued for this matter was not material.

Other Matters

Revenue Sharing Agreement with the Commonwealth of Australia

During the second quarter of 2013, the Company signed a $120.6 million contract to resell ten of the Australia SH-2G(A) (now designated SH-2G(I)) aircraft, spare parts, a full mission flight simulator, and related logistics support to the New Zealand Ministry of Defence. Pursuant to the terms of its revenue sharing agreement with the Commonwealth of Australia, the Company will share proceeds from the resale with the Commonwealth on a predetermined basis. Through June 27, 2014, the Company has paid $39.5 million (AUD) to the Commonwealth of Australia, the required minimum amount of payments pursuant to the revenue sharing agreement. The Company has $2.2 million accrued for additional revenue sharing payments, calculated pursuant to the terms of the revenue sharing agreement. Additional amounts due to the Commonwealth of Australia will be recorded as additional sales are recorded.

Moosup

This facility is currently being held for disposal, and the Company from time to time entertains discussions and may explore terms with interested parties about the ultimate disposition of the property. To date, however, such discussions and preliminary agreements have not resulted in the consummation of a transaction. Site characterization of the environmental condition of the property, which began in 2008, is continuing. The total anticipated cost of the environmental remediation activities associated with the Moosup property is $4.5 million, all of which has been accrued. The total amount paid to date in connection with environmental remediation activities at this location is $2.6 million. A portion ($0.1 million) of the accrual related to this property is included in other accruals and payables and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and six months ended June 27, 2014 and June 28, 2013
(Unaudited)

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Bloomfield

In connection with the Company’s 2008 purchase of the portion of the Bloomfield campus that a Company subsidiary had leased from the Naval Air Systems Command (NAVAIR), the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and continues the effort to define the scope of the remediation that will be required by the Connecticut Department of Energy & Environmental Protection. The assumed environmental liability of $10.3 million, all of which has been accrued, was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $8.2 million. At June 27, 2014, the Company has $6.0 million accrued for this environmental matter. A portion ($1.7 million) of the accrual related to this property is included in other accruals and payables, and the balance ($4.3 million) is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

United Kingdom

In connection with the purchase of the Company's U.K. composites business operations, the Company accrued £1.6 million for environmental compliance at the acquired facilities. The remaining balance of the accrual at June 27, 2014, was £0.3 million, with £1.1 million having been paid to date in connection with these environmental remediation activities and £0.2 million released to income in 2011. The U.S. dollar equivalent of the remaining environmental compliance liability as of June 27, 2014, is $0.5 million, which is included in other accruals and payables. The Company continues to assess the work that may be required, which may result in a change to this accrual. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Other Environmental Matters

The Company has been notified by the Environmental Protection Agency that it is a potentially responsible party ("PRP") at a Superfund Site. At June 27, 2014, the Company had no amount accrued for this matter, as it is unable to estimate the amount of costs, if any, that might be incurred in connection with the remediation of this site. In making this determination, the Company considered the availability of the information related to the site; specifically, the continued identification of PRPs and the inability to determine the proportion of total responsibility attributable to each PRP. As more information is received, the Company will reassess its ability to estimate its portion of the cost for remediation, taking into consideration the financial resources of other PRPs involved in the site, their proportionate share of the total responsibility for waste at the site, the existence of insurance and the financial viability of the insurer.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and six months ended June 27, 2014 and June 28, 2013
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

	For the Three Months Ended		For the Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
In thousands, except per share amounts
Earnings from continuing operations	$16,194	$17,892	$27,651	$25,046
Earnings from discontinued operations, net of tax	379	—	379	—
Net earnings	$16,573	$17,892	$28,030	$25,046

Basic:
Weighted average number of shares outstanding	27,039	26,734	26,981	26,696

Earnings per share from continuing operations	$0.60	$0.67	$1.03	$0.94
Earnings per share from discontinued operations	0.01	—	0.01	—
Basic earnings per share	$0.61	$0.67	$1.04	$0.94
Diluted:
Weighted average number of shares outstanding	27,039	26,734	26,981	26,696
Weighted average shares issuable on exercise of dilutive stock options	155	140	157	152
Weighted average shares issuable on redemption of convertible notes	650	25	579	129
Total	27,844	26,899	27,717	26,977

Earnings per share from continuing operations	$0.59	$0.67	$1.00	$0.93
Earnings per share from discontinued operations	0.01	—	0.01	—
Diluted earnings per share	$0.60	$0.67	$1.01	$0.93

Equity awards

For the three and six months ended June 27, 2014, respectively, 318,111 and 380,165 shares issuable under equity awards granted to employees were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period. For the three and six months ended June 28, 2013, respectively, 437,646 and 441,559 shares issuable under equity awards granted to employees were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period.

Convertible Notes

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

For the three-month and six-month periods ended June 27, 2014, and June 28, 2013, shares issuable under the Convertible Notes that were dilutive during the period were included in the calculation of earnings per share as the conversion price for the Convertible Notes was less than the average share price of the Company's stock.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and six months ended June 27, 2014 and June 28, 2013
(Unaudited)

12. COMPUTATION OF EARNINGS PER SHARE (CONTINUED)

Warrants

Excluded from the diluted earnings per share calculation for the three months and six months ended June 27, 2014, are 3,410,658 and 3,409,866, respectively, shares issuable under the warrants sold in connection with the Company’s convertible note offering as they would be anti-dilutive. For the three and six months ended June 28, 2013, respectively, 3,403,787 and 3,402,772, shares issuable under the warrants sold in connection with the Company’s convertible note offering were excluded from the diluted earnings per share calculation as they would be anti-dilutive.

13. SHARE-BASED ARRANGEMENTS

General

The Company accounts for stock options, restricted stock awards, restricted stock units and performance shares as equity awards and measures the cost of all share-based payments, including stock options, at fair value on the grant date and recognizes this cost in the statement of operations. The Company also has an employee stock purchase plan which is accounted for as a liability award.

Compensation expense for stock options, restricted stock awards and restricted stock units is recognized on a straight-line basis over the vesting period of the awards. Share-based compensation expense recorded for the three-month and six-month periods ended June 27, 2014, was $2.0 million and $3.3 million, respectively. Share-based compensation expense recorded for the three-month and six-month periods ended June 28, 2013, was $1.9 million and $3.1 million, respectively.

During the first quarter of 2014, the Company issued stock awards totaling 10,934 shares with market and performance based conditions. The Company measured the cost of these awards based on their fair value at the date of grant to the extent of the probable number of shares to be earned upon vesting. Amortization of this cost will be recorded on a straight-line basis over the requisite service period. Throughout the course of the requisite service period, the Company will monitor the level of achievement compared to the target and adjust the number of shares expected to be earned, and the related compensation expense recorded thereafter, to reflect the updated most probable outcome. Compensation expense for these awards for the three months and six months ended June 27, 2014, was not material.

Stock option activity was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 27, 2014		June 27, 2014
	Options	Weighted - average exercise price	Options	Weighted - average exercise price
Options outstanding at beginning of period	1,000,655	$30.64	891,932	$28.18
Granted	—	$—	186,885	$39.22
Exercised	(61,898)	$24.19	(140,060)	$23.55
Forfeited or expired	(5,945)	$34.67	(5,945)	$34.67
Options outstanding at June 27, 2014	932,812	$31.05	932,812	$31.05

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and six months ended June 27, 2014 and June 28, 2013
(Unaudited)

13. SHARE-BASED ARRANGEMENTS (CONTINUED)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	For the Six Months Ended
	June 27, 2014	June 28, 2013
Expected option term (years)	5.1	5.2
Expected volatility	37.5%	45.5%
Risk-free interest rate	1.5%	0.9%
Expected dividend yield	1.7%	2.0%
Per share fair value of options granted	$11.60	$12.38

There were no options granted for the three-month periods ended June 27, 2014 and June 28, 2013.

Restricted Stock Award and Restricted Stock Unit activity was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 27, 2014		June 27, 2014
	Restricted Stock	Weighted- average grant date fair value	Restricted Stock	Weighted- average grant date fair value
Restricted Stock outstanding at beginning of period	200,514	$35.49	188,647	$31.83
Granted	35,901	$41.56	111,071	$39.89
Vested	(21,665)	$39.70	(84,254)	$31.64
Forfeited or expired	(6,312)	$30.66	(7,026)	$30.47
Restricted Stock outstanding at June 27, 2014	208,438	$36.24	208,438	$36.24

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

The Distribution segment is a leading power transmission, motion control, and fluid power industrial distributor with operations throughout North America. Distribution conducts business in the mechanical power transmission and bearings, electrical, automation and control, and fluid power product platforms and provides total solutions from system design and integration to machine parts and value-added services to North America's manufacturing industry.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and six months ended June 27, 2014 and June 28, 2013
(Unaudited)

14. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Summarized financial information by business segment is as follows:

	For the Three Months Ended		For the Six Months Ended
In thousands	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Net sales:
Distribution	$304,186	$270,233	$569,056	$527,401
Aerospace	154,903	161,492	303,965	292,399
Net sales	$459,089	$431,725	$873,021	$819,800
Operating income:
Distribution	$15,419	$13,669	$26,554	$18,299
Aerospace	26,681	28,678	48,702	49,589
Net loss on sale of assets	(57)	(21)	(168)	(100)
Corporate expense	(14,356)	(11,309)	(26,412)	(23,004)
Operating income from continuing operations	27,687	31,017	48,676	44,784
Interest expense, net	3,297	3,163	6,406	6,231
Other expense (income), net	297	58	499	389
Earnings before income taxes from continuing operations	24,093	27,796	41,771	38,164
Income tax expense	7,899	9,904	14,120	13,118
Earnings from continuing operations	$16,194	$17,892	$27,651	$25,046

The Company's Distribution segment acquired the operating assets of B.W. Rogers during the second quarter of 2014. This acquisition resulted in an increase to the segment's total assets, as compared to December 31, 2013.

	June 27, 2014	December 31, 2013
In thousands
Identifiable assets:
Distribution	$573,803	$480,117
Aerospace	573,093	557,831
Corporate	98,677	102,683
Total assets	$1,245,573	$1,140,631

15. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in shareholders’ equity for the six months ended June 27, 2014, and June 28, 2013, respectively, were as follows:

	For the Six Months Ended
	June 27, 2014	June 28, 2013
In thousands
Beginning balance	$511,292	$420,193
Comprehensive income	30,896	23,300
Dividends declared	(8,652)	(8,549)
Employee stock plans and related tax benefit	4,639	2,654
Purchase of treasury shares	(843)	(644)
Share-based compensation expense	3,293	3,065
Ending balance	$540,625	$440,019

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and six months ended June 27, 2014 and June 28, 2013
(Unaudited)

15. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED)

The components of accumulated other comprehensive income (loss) are shown below:

	For the Three Months Ended
	June 27, 2014	June 28, 2013
In thousands
Foreign currency translation:
Beginning balance	$(14,514)	$(21,029)
Net gain/(loss) on foreign currency translation	1,755	(244)
Reclassification to net income	—	—
Other comprehensive income/(loss), net of tax	1,755	(244)
Ending balance	$(12,759)	$(21,273)

Pension and other post-retirement benefits(a):
Beginning balance	(65,653)	(103,076)
Reclassification to net income
Amortization of prior service cost, net of tax expense of $7 and $10, respectively	13	15
Amortization of net loss, net of tax expense of $401 and $894, respectively	660	1,461
Other comprehensive income/(loss), net of tax	673	1,476
Ending balance	$(64,980)	$(101,600)

Derivative instruments(b):
Beginning balance	(516)	(635)
Net loss on derivative instruments, net of tax expense (benefit) of ($122) and $105, respectively	(88)	172
Reclassification to net income, net of tax expense of $84	88	—
Other comprehensive income/(loss), net of tax	—	172
Ending balance	$(516)	$(463)

Total accumulated other comprehensive income (loss)	$(78,255)	$(123,336)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and six months ended June 27, 2014 and June 28, 2013
(Unaudited)

15. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED)

	For the Six Months Ended
	June 27, 2014	June 28, 2013
In thousands
Foreign currency translation:
Beginning balance	$(14,219)	$(16,515)
Net gain/(loss) on foreign currency translation	1,460	(4,758)
Reclassification to net income	—	—
Other comprehensive income/(loss), net of tax	1,460	(4,758)
Ending balance	$(12,759)	$(21,273)

Pension and other post-retirement benefits(a):
Beginning balance	(66,317)	(104,551)
Reclassification to net income
Amortization of prior service cost, net of tax expense of $17 and $20, respectively	28	30
Amortization of net loss, net of tax expense of $793 and $1,790, respectively	1,309	2,921
Other comprehensive income/(loss), net of tax	1,337	2,951
Ending balance	$(64,980)	$(101,600)

Derivative instruments(b):
Beginning balance	(585)	(524)
Net loss on derivative instruments, net of tax expense (benefit) of ($78) and $38, respectively	(129)	61
Reclassification to net income, net of tax expense of $119	198	—
Other comprehensive income/(loss), net of tax	69	61
Ending balance	$(516)	$(463)

Total accumulated other comprehensive income (loss)	$(78,255)	$(123,336)

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
(See Note 10, Pension Plans for additional information.)

(b) See Note 7, Derivative Financial Instruments, for additional information regarding our derivative instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and six months ended June 27, 2014 and June 28, 2013
(Unaudited)

16. INCOME TAXES

	For the Three Months Ended		For the Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013

Effective Income Tax Rate	32.8%	35.6%	33.8%	34.4%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the year. The decrease in the effective tax rate for the three-month and six-month periods ended June 27, 2014, as compared to the rates for the same periods in the prior year is primarily due to a reduction in the effective state tax rate and discrete tax benefits in the second quarter of 2014, which include the recognition of a foreign exchange loss and additional inventory-related tax benefits.
17. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of these financial statements. No material subsequent events were identified that require disclosure.

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

OVERVIEW OF BUSINESS

Kaman Corporation (the "Company") is comprised of two business segments:

•
The Distribution segment is a leading power transmission, motion control, electrical and automation, and fluid power industrial distributor with operations throughout North America. We provide products including bearings, mechanical and electrical power transmission, fluid power, motion control, automation, material handling components, electrical control and power distribution, and MRO supplies to a broad spectrum of industrial markets throughout North America.

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

Financial performance

•	Net sales from continuing operations increased 6.3% and 6.5% for the three months and six months ended June 27, 2014, respectively, compared to the comparable periods in the prior year.

•
Earnings from continuing operations decreased 9.5% for the three months ended June 27, 2014, compared to the comparable period in the prior year. For the six months ended June 27, 2014, earnings from continuing operations increased 10.4% compared to the comparable period in the prior year.

•
Diluted earnings per share from continuing operations decreased to $0.59, a decrease of $0.08, or 11.9% for the three months ended June 27, 2014, compared to the comparable period in the prior year. For the six months ended June 27, 2014, diluted earnings per share from continuing operations increased to $1.00, an increase of $0.07, or 7.5% compared to the comparable period in the prior year.

•	Cash flows provided by operating activities of continuing operations for the six months ended June 27, 2014 were $11.8 million, $25.2 million more than the comparable period in the prior year.

Significant events

•
In July 2014, the Company announced that its Aerospace segment has been awarded follow-on orders totaling $13.9 million under Option 11 of the Joint Programmable Fuze ("JPF") program, raising the total under Option 11 to $55.8 million.

•
On July 3, 2014, the Company's Distribution segment reached a significant milestone by successfully implementing the new enterprise-wide business system at the Minarik Automation & Controls facilities.

•	On April 25, 2014, the Company completed the acquisition of specific assets of B.W. Rogers Company.

•	In April 2014, the first upgraded SH-2G(I) aircraft successfully completed its first test flight, a significant milestone in the program.

•	In April 2014, production of the Aerospace segment's specialty bearings in Germany was moved to a new state-of-the-art manufacturing facility in Höchstadt.

•	In March 2014, the Company completed the move of its U.K. Tooling facility to a purpose-built facility in Burnley Lancashire, United Kingdom.

Outlook

We are raising the low end of the sales and operating income range for Distribution from $1,180 million to $1,190 million and 4.7% to 4.8%, respectively. This reflects the improved performance we have seen in our base business and the acquired assets of B.W. Rogers. At Aerospace, we are maintaining our sales expectations for the year; however, we have lowered the top end of our range for operating income from 17.0% to 16.7%. The reduction in the range is due to a shift in the anticipated product mix for the year. Finally, we have increased our Free Cash Flow expectations for the year, largely reflecting lower than expected capital expenditures. Our updated outlook for 2014 is as follows:

•	Distribution:

◦	Sales of $1,190 million to $1,220 million

◦	Operating margins of 4.8% to 5.2%

•	Aerospace:

◦	Sales of $640 million to $660 million

◦	Operating margins of 16.5% to 16.7%

•	Interest expense of approximately $13.5 million

•	Corporate expense of approximately $52 million

•	Estimated annualized tax rate of approximately 35%

•	Depreciation and amortization expense of approximately $38 million

•	Capital expenditures of $30 million to $35 million

•	Free cash flow in the range of $50 million to $55 million

The following table illustrates the calculation of "Free Cash Flow", a Non-GAAP financial measure:

	2014 Outlook
In millions
Free Cash Flow(a):
Net cash provided by operating activities	$80.0	to	$90.0
Expenditures for property, plant and equipment	30.0	to	35.0
Free Cash Flow	$50.0	to	$55.0
(a) Free Cash Flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less expenditures for property, plant and equipment, both of which are presented on our consolidated statements of cash flows. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.

RESULTS OF OPERATIONS

Consolidated Results

Net Sales

	For the Three Months Ended		For the Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(in thousands)
Net sales	$459,089	$431,725	$873,021	$819,800
$ change	27,364	31,499	53,221	35,855
% change	6.3%	7.9%	6.5%	4.6%

The following table details the components of the increase in net sales as a percentage of consolidated net sales:

	For the Three Months Ended	For the Six Months Ended
	June 27, 2014	June 27, 2014
Organic Sales(1):
Distribution	1.9%	1.1%
Aerospace	(1.5)%	1.4%
Total Organic Sales	0.4%	2.5%

Sales by Recent Acquisitions:
Distribution	5.9%	4.0%
Aerospace	—%	—%
Total Acquisition Sales	5.9%	4.0%

% change in net sales	6.3%	6.5%
(1) Sales contributed by acquisitions are included in organic sales beginning with the thirteenth month following the date of acquisition. See segment discussions below for additional information regarding the changes in net sales.

Gross Profit

	For the Three Months Ended		For the Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(in thousands)
Gross profit	$129,334	$121,257	244,195	231,523
$ change	8,077	7,425	12,672	13,091
% change	6.7%	6.5%	5.5%	6.0%
% of net sales	28.2%	28.1%	28.0%	28.2%

The increase in gross profit for the three months and six months ended June 27, 2014, as compared to the same periods in 2013 is attributable to the higher gross profit at our Distribution segment. The increase at Distribution was due to higher organic gross profit, which increased 2.8% and 1.9% for the three months and six months ended June 27, 2014, respectively, and the contribution of gross profit recorded by the 2013 and 2014 Distribution segment acquisitions. Offsetting the higher gross profit at our Distribution segment was a decrease in gross profit at our Aerospace segment, primarily related to the sales mix of our bearing products and lower margins on our tooling product sales. These decreases were partially offset by the gross profit associated with New Zealand SH-2G(I) program sales and missile fuzing sales.

Selling, General & Administrative Expenses (SG&A)

	For the Three Months Ended		For the Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(in thousands)
SG&A	$101,590	$90,219	195,351	186,639
$ change	11,371	4,399	8,712	12,909
% change	12.6%	5.1%	4.7%	7.4%
% of net sales	22.1%	20.9%	22.4%	22.8%

SG&A increased by 12.6% and 4.7% for the three months and six months ended June 27, 2014, respectively, as compared to the corresponding 2013 periods. The following table details the components of the change:

	For the Three Months Ended	For the Six Months Ended
	June 27, 2014	June 27, 2014
Organic SG&A(1):
Distribution	4.0%	(0.8)%
Aerospace	(0.3)%	0.1%
Corporate	3.1%	1.6%
Total Organic SG&A	6.8%	0.9%

Acquisition SG&A:
Distribution	5.8%	3.8%
Aerospace	—%	—%
Total Acquisition SG&A	5.8%	3.8%

% change in SG&A	12.6%	4.7%
(1)SG&A expense incurred by acquisitions are included in organic SG&A beginning with the thirteenth month following the date of acquisition.

The increase in SG&A for the three-month period ended June 27, 2014, was primarily attributable to higher expenses at our Distribution segment due to the 2013 and 2014 Distribution segment acquisitions and higher employee related incentive costs as a result of improved operating results. Additionally, corporate expenses were $3.0 million higher for the three-month period ended June 27, 2014, primarily driven by higher incentive compensation costs, an increase in professional services costs and an increase in depreciation expense associated with building renovations.

The increase in SG&A for the six-month period ended June 27, 2014, was primarily attributable to higher expenses at our Distribution segment due to the 2013 and 2014 acquisitions and $3.4 million of higher corporate expenses driven by the items discussed above and higher acquisition costs as compared to the same period last year.

Operating Income

	For the Three Months Ended		For the Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(in thousands)
Operating income	$27,687	$31,017	48,676	44,784
$ change	(3,330)	2,997	3,892	50
% change	(10.7)%	10.7%	8.7%	0.1%
% of net sales	6.0%	7.2%	5.6%	5.5%

The decrease in operating income for the three months ended June 27, 2014, versus the comparable period in 2013 was due to the increase in corporate expenses discussed above and a decrease in operating income at our Aerospace segment, offset by an increase in operating income at our Distribution segment. (See segment discussion below for additional information.)

The increase in operating income for the six months ended June 27, 2014, versus the comparable period in 2013 was due to an increase in operating income at our Distribution segment, offset by the increase in corporate expenses discussed above. The increase in operating income at our Distribution segment included the contribution of operating income from our 2013 and 2014 acquisitions, higher organic gross profit and lower operating expenses including the absence of restructuring costs. (See segment discussion below for additional information.)

Interest Expense, Net

	For the Three Months Ended		For the Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(in thousands)
Interest expense, net	$3,297	$3,163	$6,406	$6,231

Interest expense, net, generally consists of interest charged on our Credit Agreement (see "Liquidity and Capital Resources - Financing Arrangements", below), which includes a revolving credit facility and a term loan facility, and other borrowings and the amortization of debt issuance costs, offset by interest income. The increase in interest expense, net for the three-month and six-month periods ended June 27, 2014, is primarily attributed to the higher average borrowings, as compared to the same periods ended June 28, 2013. (See Liquidity and Capital Resources section below for information on our borrowings.)

Effective Income Tax Rate

	For the Three Months Ended		For the Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013

Effective income tax rate	32.8%	35.6%	33.8%	34.4%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the year. The decrease in the effective tax rate for the three-month period and six-month period ended June 27, 2014, as compared to the rates for the same periods in the prior year is primarily due to a reduction in the effective state tax rate and discrete tax benefits in the second quarter of 2014, which include the recognition of a foreign exchange loss and additional inventory-related tax benefits.
Changes in Condensed Consolidated Balance Sheets
Due to the acquisition of the operating assets of B.W. Rogers in the second quarter of 2014, certain line items on our Condensed Consolidated Balance Sheets increased as of June 27, 2014 as compared to December 31, 2013. Specifically, Accounts Receivable, net, Goodwill and Long-term debt, excluding current portion were impacted by this acquisition. In order to fund this acquisition, the Company used borrowings under the Revolving Credit Agreement, increasing the total borrowings under this agreement. See Note 4, Acquisitions for further detail of assets acquired and liabilities assumed as part of the acquisition.
In addition to the acquisition of B.W. Rogers, Accounts Receivable, net also increased from December 31, 2013 due to an increase in unbilled costs and accrued profit for certain Aerospace commercial contracts.
Distribution Segment

Results of Operations

	For the Three Months Ended		For the Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(in thousands)
Net sales	$304,186	$270,233	$569,056	$527,401
$ change	33,953	17,371	41,655	21,904
% change	12.6%	6.9%	7.9%	4.3%

Operating income	$15,419	$13,669	$26,554	$18,299
$ change	1,750	(497)	8,255	(8,181)
% change	12.8%	(3.5)%	45.1%	(30.9)%
% of net sales	5.1%	5.1%	4.7%	3.5%

Net sales

The increase in net sales for the three months and six months ended June 27, 2014, as compared to the same periods in 2013 was primarily driven by the contribution of sales from our 2013 and 2014 acquisitions which totaled $25.7 million and $32.5 million, respectively.

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

		For the Three Months Ended		For the Six Months Ended
		June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
		(in thousands)
Current period
Net sales		$304,186	$270,233	$569,056	$527,401
Acquisition sales (1)		25,670	25,163	32,536	48,373
Organic sales		$278,516	$245,070	$536,520	$479,028
Sales days		64	64	126	127
Organic sales per sales day for the current period	a	$4,352	$3,829	$4,258	$3,772

Prior period
Net sales from the prior year		$270,233	$252,862	$527,401	$505,497
Sales days from the prior year		64	64	127	128
Organic sales per sales day from the prior year	b	$4,222	$3,951	$4,153	$3,949

% change in organic sales per sales day	(a-b)÷b	3.1%	(3.1)%	2.5%	(4.5)%
(1) Sales contributed by an acquisition are included in organic sales beginning with the thirteenth month following the date of acquisition. Prior period information is adjusted to reflect acquisition sales for that period as organic sales when calculating organic sales per sales day.

Net sales for the three months and six months ended June 27, 2014, increased 3.1% and 2.5%, respectively, as compared to the same periods in 2013, when measured on a same day sales basis. The increase in organic sales per sales day for the three months ended June 27, 2014, as compared to the corresponding prior year period was primarily driven by increases in sales volume to maintenance, repair and operations customers. We experienced higher sales in the machinery manufacturing, food manufacturing and the computer and electronic product manufacturing markets. These increases were partially offset by declines in the fabricated metal product manufacturing market.

The increase in organic sales per sales day for the six months ended June 27, 2014, as compared to the corresponding prior year period was primarily driven by increases in sales volume to both maintenance, repair and operations customers and original equipment manufacturer customers. We experienced higher sales for the six-month period ended June 27, 2014, in the computer and electronic product manufacturing and fabricated metal product manufacturing markets. These increases were mostly offset by declines in the merchant wholesalers and durable goods market.

Operating income

The increase in Distribution segment operating income for the three months and six months ended June 27, 2014, as compared to the corresponding prior year periods was driven by 2013 and 2014 acquisitions. Additionally, for the six-month period ended June 27, 2014, there was an increase in organic gross profit and lower SG&A expenses, partially offset by additional losses on mining contracts at our Mexico operations. The decline in SG&A expenses was primarily due to the absence of $3.0 million in restructuring charges and lower pension costs, partially offset by costs associated with the expansion of our sales force and higher incentive compensation as a result of improved operating results.

Other Matters

Enterprise Resource Planning System

In July 2012, we announced our decision to invest in a new enterprise-wide business system for our Distribution segment. The anticipated total investment in the new system is approximately $45 million, which will be incurred over a number of years. Of the total investment, we expect that approximately 75% will be capitalized. From its inception through June 27, 2014, we have spent $26.4 million on this project, of which $22.7 million has been capitalized. Depreciation and amortization of the capitalized cost will commence in the second half of 2014 and is expected to increase over the next three to four years. In order to minimize disruptions to our ongoing operations we have developed a project plan that takes a phased approach to implementation and includes appropriate contingencies. In early July 2014, the Distribution segment reached a significant milestone when the Minarik Automation & Controls facilities went live on the new system. For the three months and six months ended June 27, 2014, expenses incurred totaled approximately $0.2 million and $0.5 million, respectively, and capital expenditures totaled $1.2 million and $5.8 million, respectively.

Aerospace Segment

Results of Operations

	For the Three Months Ended		For the Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(in thousands)
Net sales	$154,903	$161,492	$303,965	$292,399
$ change	(6,589)	14,128	11,566	13,951
% change	(4.1)%	9.6%	4.0%	5.0%

Operating income	$26,681	$28,678	$48,702	$49,589
$ change	(1,997)	2,520	(887)	7,530
% change	(7.0)%	9.6%	(1.8)%	17.9%
% of net sales	17.2%	17.8%	16.0%	17.0%

Net sales

Sales decreased for the three-month period ended June 27, 2014, as compared to the comparable period in 2013, primarily due to a net $9.4 million decrease in sales of our military products/programs. Sales decreases of $21.4 million were primarily attributable to lower commercial sales of the JPF to foreign militaries, lower military bearing product sales as anticipated due to non-recurring military retrofit orders in the same period last year, lower shipments on the Sikorsky BLACK HAWK helicopter program and lower sales volume on the Egypt SH-2G(E) upgrade program. These decreases were partially offset by a $12.1 million increase in military sales resulting from work performed on our SH-2G(I) contract with New Zealand and higher shipments of our JPF to the USG during the quarter.

Offsetting the decline in sales of our military products/programs for the three months ended June 27, 2014, was a $2.8 million increase in commercial sales, primarily a result of $2.1 million in higher commercial bearing product sales.

Sales increased for the six-month period ended June 27, 2014, as compared to the comparable period in 2013, due to increases of $6.6 million and $5.0 million in sales of our military and commercial products/programs, respectively. Military sales increases of $31.9 million primarily related to work performed on our SH-2G(I) contract with New Zealand, higher shipments of our JPF to the USG and increased sales volume on our Tomahawk fuze program. These military sales increases were partially offset by $25.3 million of decreases attributable to lower commercial sales of the JPF to foreign militaries, lower military bearing product sales as anticipated due to non-recurring military retrofit orders in the same period last year, lower shipments on the Sikorsky BLACK HAWK helicopter program and lower sales volume on the Egypt SH-2G(E) upgrade program.

Commercial sales increases of $9.8 million related to increased deliveries on commercial composite structures products/programs and higher commercial bearing product sales. These increases were offset by lower sales of engineering design services and lower sales on the Boeing 767 program, totaling $5.0 million.

Operating income

The decrease in operating income for the three months ended June 27, 2014, compared to the comparable period in 2013 was primarily due to lower sales and corresponding gross profit on our military bearing products and lower commercial sales of the JPF to foreign militaries. These products/program profit decreases resulted in $4.2 million of lower operating income, partially offset by approximately $2.0 million of higher operating income as a result of the work performed on our New Zealand SH-2G(I) program.

The decrease in operating income for the six months ended June 27, 2014, compared to the comparable period in 2013 was primarily due to lower margins on our military bearing products and tooling sales and lower gross profit associated with lower sales on the Egypt SH-2G(E) upgrade program. These decreases, totaling $7.6 million, were partially offset by an increase of $7.0 million mostly attributable to the New Zealand SH-2G(I) program, a higher level of sales under the JPF program and higher sales under our Tomahawk fuze program.

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

Revenue and cost estimates for all significant long-term contracts for which revenue is recognized using the percentage-of-completion method of accounting are reviewed and reassessed quarterly. Based upon these reviews, the Company records the effects of adjustments in profit estimates each period. If at any time the Company determines that in the case of a particular contract total costs will exceed total contract revenue, the Company will record a provision for the entire anticipated contract loss at that time. There was a net decrease to the Company's operating income from changes in contract estimates of $0.6 million for the three-month period ended June 27, 2014. The decrease was primarily a result of cost growth on the Sikorsky BLACK HAWK helicopter program. For the six-month period ended June 27, 2014, changes in contract estimates contributed $0.2 million to the Company's operating income. The increase for the six-month period was primarily a result of continued improved performance on the JPF program, offset by the cost growth on the Sikorsky BLACK HAWK helicopter program.
There was a net decrease to the Company's operating income from changes in contract estimates of $2.7 million for the three-month and six-month periods ended June 28, 2013. The decreases were a result of cost growth due to revised estimates in various programs, including the Sikorsky BLACK HAWK helicopter program, Bell helicopter offload program and a fuze program.

Backlog

	June 27, 2014	December 31, 2013
	(in thousands)
Backlog	$551,009	$601,954

Backlog decreased during the first half of 2014. This decrease is primarily due to bearing product sales, JPF deliveries, work performed on the SH-2G(I) New Zealand program, deliveries of BLACK HAWK helicopter cockpits and sales under certain composite structure programs. These sales totaled $214.9 million and were partially offset by orders of $164.5 million that consisted of new orders under the JPF and A-10 programs and bearing products orders.

Major Programs/Product Lines

Below is a discussion of significant changes in the Aerospace segment's major programs during the first half of 2014. See our 2013 Annual Report on Form 10-K for a complete discussion of our Aerospace segment's programs.

A-10
The segment has contracted with Boeing to produce the wing control surfaces (inboard and outboard flaps, slats and deceleron assemblies) for the U.S. Air Force’s A-10 fleet. This contract has a potential value of over $110.0 million; however, annual quantities will vary, as they are dependent upon the orders Boeing receives from the U.S. Air Force. Through June 27, 2014, approximately 80 shipsets have been delivered over the life of this program and we expect to deliver approximately 25 shipsets during the remainder of 2014. The Department of Defense Fiscal Year 2015 Budget has eliminated funding for the A-10 fleet; however, a final determination as to the future of this program has not been made and there is congressional support for its continuation. At June 27, 2014, our program backlog was $41.4 million and total program inventory was $19.8 million. We received an order for additional shipsets in January 2014, and through the date of this filing we have not received any indication from our customer that this program will be terminated.
BLACK HAWK

The Sikorsky BLACK HAWK helicopter cockpit program involves the manufacture of cockpits including the installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines, and the composite structure that holds the windscreen for most models of the BLACK HAWK helicopter. As a result of lower customer demand, we expect to deliver 90 BLACK HAWK cockpits this year, compared to 114 cockpits delivered in 2013. We currently have $65.9 million of orders under this program in backlog and have delivered 42 cockpits during the first half of 2014.

AH-1Z

The segment manufactures cabins for the increased capability AH-1Z attack helicopter, which is produced by Bell Helicopter (“Bell”) for the U.S. Marine Corps. The cabin is the largest and most complex airframe structure utilized in the final assembly of the AH-1Z helicopter and has not been manufactured new since 1995. During the first quarter of 2014, Bell conducted the first test flight for the re-designed AH-1Z helicopter. We have provided Bell with partially complete cabins to allow Bell to progress on the completion of initial aircraft; however, revenue for this program is recognized based on the acceptance of completed cabins. We continue to work with Bell to complete the remaining items necessary to deliver completed cabins and recognize the related revenue. As of June 27, 2014, we have shipped a total of two complete cabins and four substantially complete cabins. Revenue has only been recognized on the two complete cabins. Our total program inventory is $37.3 million and we currently have $25.4 million in backlog associated with this program; with potential follow-on options the program value could exceed $200.0 million.

C-17

The segment continues production of structural wing subassemblies for the Boeing C-17. During the first quarter of 2014, Boeing announced that it was ending production three months earlier than it had originally planned, resulting in the production of three fewer aircraft. In the first half of 2014, we delivered approximately six shipsets, and now have one shipset remaining in backlog. We do not expect to receive any additional orders.

FMU-152 – Joint Programmable Fuze (“JPF”)

The segment manufactures the JPF, an electro-mechanical bomb safe and arming device, which allows the settings of a weapon to be programmed in flight. In July 2014, we were awarded an additional $13.9 million under Option 11, bringing the total award under this option to $55.8 million, for fuzes to be delivered in 2015 and 2016. Additionally, we were awarded direct commercial sales ("DCS") of $10.8 million for fuzes to be delivered in 2014. Total JPF backlog at June 27, 2014, is $108.4 million.

During the quarter we delivered a total of 5,901 fuzes, which consisted of 4,274 fuzes delivered to the U.S. Government and 1,627 fuzes delivered as direct commercial sales to foreign governments. A total of 11,078 fuzes have been delivered through the first half of 2014. We occasionally experience lot acceptance test failures due to the complexity of the product and the extreme parameters of the acceptance test. Given the maturity of the product, we now generally experience isolated failures, rather than systematic failures. As a result, identifying a root cause can take longer and may result in fluctuating delivery performance from quarter to quarter. We expect to deliver approximately 20,000 to 26,000 fuzes in 2014.

Learjet 85

In 2010, our U.K. Composites operation was awarded a contract for the Learjet 85 program. We manufacture composite passenger entry and over-wing exit doors for the Learjet 85, a mid-sized business jet built primarily from composites and featuring advances in aerodynamics, structures and efficiency. We began delivery during the second quarter of 2013. In April 2014, Bombardier conducted the first test flight for the Learjet 85. We anticipated completing deliveries on initial orders under this program in 2014; however, due to technical issues with the main fuselage, Bombardier has moved the delivery schedule for our manufactured parts into 2015.

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

We continue to rely upon bank financing as an important source of liquidity for our business activities including acquisitions. We believe this, when combined with cash generated from operating activities, will be sufficient to support our anticipated cash requirements for the foreseeable future. However, we may decide to issue additional debt or raise equity capital to support other business activities including potential future acquisitions. We anticipate our capital expenditures will be approximately $30.0 to $35.0 million in 2014, primarily related to machinery and equipment and information technology infrastructure. Included in this is approximately $11.9 million associated with investments in enterprise resource planning (ERP) systems primarily for our Distribution segment and, to a lesser extent, certain Aerospace facilities.

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

In 2013, the Company signed a $120.6 million contract to resell ten of the former Australia SH-2G(A) (now designated SH-2G(I)) aircraft, spare parts, a full mission flight simulator, and related logistics support to the New Zealand Ministry of Defence. Pursuant to the terms of its revenue sharing agreement with the Commonwealth of Australia, the Company will share proceeds from the resale with the Commonwealth on a predetermined basis. Through June 27, 2014, the Company has paid $39.5 million (AUD), the required minimum amount of payments pursuant to the revenue sharing agreement, and has accrued $2.2 million for amounts due in excess of the required minimum payments based upon the sale price stipulated in the contract with New Zealand.

Upon entering into the sales contract with the New Zealand Ministry of Defence, we agreed to provide unconditional letters of credit for the receipt of advance payments on this program. As we perform under the contract and meet certain predetermined milestones, the letter of credit requirements will be gradually reduced. As of June 27, 2014, the letter of credit balance associated with this program totaled $30.3 million.

A summary of our consolidated cash flows from continuing operations is as follows:

	For the Six Months Ended
	June 27, 2014	June 28, 2013	2014 vs. 2013
	(in thousands)
Total cash (used in) provided by:
Operating activities of continuing operations	$11,763	$(13,407)	$25,170
Investing activities	(94,557)	(26,960)	(67,597)
Financing activities	83,629	32,572	51,057

Free Cash Flow (a):
Net cash provided by (used in) operating activities of continuing operations	$11,763	$(13,407)	$25,170
Expenditures for property, plant and equipment	(18,058)	(21,267)	3,209
Free cash flow	$(6,295)	$(34,674)	$28,379

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

Net cash provided by operating activities increased for the six months ended June 27, 2014, versus the comparable period in 2013, primarily due to an increase in net earnings and lower inventory on the JPF program and lower SH-2G(I) inventory as we continue to perform under the New Zealand program. These changes were partially offset by the decrease in advances on contracts relating to the SH-2G(I) New Zealand contract.

Net cash used in investing activities increased for the six months ended June 27, 2014, versus the comparable period in 2013. The increase was primarily related to the acquisition of the operating assets of B.W. Rogers.

Net cash provided by financing activities increased $51.1 million for the six months ended June 27, 2014, versus the comparable period in 2013, primarily due to an increase in borrowings under the Revolving Credit Agreement in 2014 as compared to the same period in the prior year. The borrowings in 2014 were used to fund the B.W. Rogers acquisition and working capital requirements.

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

Interest rates on amounts outstanding under the Credit Agreement are variable. At June 27, 2014, the interest rate for the outstanding amounts on the Credit Agreement was 1.58%. At December 31, 2013, the interest rate for the outstanding amounts on the Credit Agreement was 1.72%.

The financial covenants associated with the Credit Agreement include a requirement that (i) the ratio of Consolidated Senior Secured Indebtedness to Consolidated EBITDA, as defined in the Credit Agreement, cannot be greater than 3.50 to 1.00, (ii) the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, as defined in the Credit Agreement, cannot be greater than 4.00 to 1.00, and (iii) the ratio of Consolidated EBITDA, as defined in the Credit Agreement, to the sum of (a) all interest, premium payments, debt discounts, fees, charges and related expenses and (b) the portion of rent expense under capital leases that is treated as interest expense, as defined in the Credit Agreement, cannot be less than 4.00 to 1.00. We were in compliance with those financial covenants as of and for the quarter ended June 27, 2014, and we do not anticipate noncompliance in the foreseeable future.

Total average bank borrowings during the quarter ended June 27, 2014, were $208.4 million compared to $188.8 million for the year ended December 31, 2013. As of June 27, 2014, and December 31, 2013, there was $197.7 million and $285.6 million available for borrowing, respectively, under the Revolving Credit Facility, net of letters of credit. However, based on EBITDA levels for the six months ended June 27, 2014, amounts available for borrowing were limited to $177.7 million. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Facility. A total of $35.0 million and $36.8 million in letters of credit was outstanding under the Revolving Credit Facility as of June 27, 2014, and December 31, 2013, respectively. The letter of credit balance related to the SH-2G(I) New Zealand sales contract was $30.3 million at June 27, 2014. The letter of credit balance related to this contract could reach a potential $60.1 million over its three-year term.

Other Sources/Uses of Capital

This year we have contributed $10.0 million to the qualified pension plan and $0.6 million to the SERP through the end of the second quarter. We do not expect to make any further contributions to the qualified pension plan during 2014. We plan to contribute an additional $0.3 million to the SERP in 2014. For the 2013 plan year, we contributed $10.0 million to the qualified pension plan and $2.3 million to the SERP.

In November 2000, our Board of Directors approved a replenishment of our stock repurchase program, providing for repurchase of an aggregate of 1.4 million common shares for use in administration of our stock plans and for general corporate purposes. There were no shares repurchased under this program during the first six months of 2014. At June 27, 2014, approximately 1.0 million shares remained authorized for repurchase under this program.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes outside the ordinary course of business in our contractual obligations or off-balance sheet arrangements during the first six months of 2014. See our 2013 Annual Report on Form 10-K for a discussion of our contractual obligations and off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the Company’s exposure to market risk during the second quarter of 2014. See the Company’s 2013 Annual Report on Form 10-K for a discussion of the Company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 27, 2014. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 27, 2014, the disclosure controls and procedures were effective.

Changes in Internal Controls
As of June 27, 2014, there were no changes in internal controls over financial reporting at the Company that have materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

While it is not possible to predict the outcome of these matters with certainty, based upon available information, management believes that all settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in legal proceedings and that can be reasonably estimated are accrued for at June 27, 2014. Despite this analysis, there can be no assurance that the final outcome of these matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Except as set forth below, as of June 27, 2014, neither the Company nor any of its subsidiaries is a party, nor is any of its or their property subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company and its subsidiaries. Additional information relating to certain of these matters is set forth in Note 11, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

Wichita Matter

As previously disclosed, the U.S. District Court for the District of Kansas issued a grand jury subpoena in 2011 to Plastic Fabricating Company, Inc. (“PlasticFab”), an indirect wholly owned subsidiary of the Company now known as Kaman Composites - Wichita, Inc., regarding a government investigation of record keeping associated with the manufacture of certain composite parts at PlasticFab's facility located in Wichita, Kansas. The subpoena required information related to the period January 1, 2006, through June 30, 2008. During the fiscal quarter ended March 29, 2013, the U.S. Attorney's Office for the District of Kansas notified PlasticFab that it may seek to commence a criminal proceeding against PlasticFab but it expressed a willingness to explore a pre-charge disposition of the matter. PlasticFab believes it has cooperated fully with the investigation and intends to continue to do so as it engages in further discussions with the U.S. Attorney's Office about this matter. Under present U.S. Government procurement laws and regulations, if indicted or adjudged to be in violation of procurement or other Federal laws, a contractor, such as PlasticFab, could be subject to fines, penalties, repayments, or compensatory or treble damages, or suspension or debarment on U.S. Government contract awards if warranted. Thus, as with any government contractor, an adverse outcome in a proceeding such as this could have a material adverse effect on our business, financial condition, results of operations or cash flows. Management continues to cooperate with the government's investigation; however, we are unable to predict the outcome of any proceeding that may be brought or to estimate the amounts of resulting claims or other actions that could be instituted against PlasticFab, its officers, employees, or affiliates. At June 27, 2014, the amount accrued for this matter is not material.

Environmental Matters

The Company and its subsidiaries are subject to numerous U.S. Federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. We are currently named as a potentially responsible party at one site. While it is not possible to predict the outcome of these proceedings, in the opinion of management, any payments we may be required to make as a result of such claims in existence at June 27, 2014, will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of Common Stock by the Company during the three months ended June 27, 2014:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (b)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
March 29, 2014 – April 25, 2014	1,949	$40.54	—	964,757
April 26, 2014 – May 23, 2014	—	$—	—	964,757
May 24, 2014 – June 27, 2014	1,815	$42.39	—	964,757
Total	3,764		—
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

KAMAN CORPORATION
Registrant
Date:	August 4, 2014		/s/ Neal J. Keating
		By:	Neal J. Keating
Chairman, President and
Chief Executive Officer

Date:	August 4, 2014		/s/ Robert D. Starr
		By:	Robert D. Starr
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