Form 10-Q
period 2014-09-26
KAMAN Corp
filed 2014-11-03
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2014

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
Yes         ☐            No          ☒

At October 24, 2014, there were 27,116,160 shares of Common Stock outstanding.

PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts) (Unaudited)

	September 26, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$9,760	$10,384
Accounts receivable, net	259,035	205,873
Inventories	379,301	390,495
Deferred income taxes	25,953	30,128
Income tax refunds receivable	3,329	2,297
Other current assets	28,564	26,028
Total current assets	705,942	665,205
Property, plant and equipment, net of accumulated depreciation of $181,431 and $167,282, respectively	150,025	148,508
Goodwill	242,154	203,923
Other intangible assets, net	98,645	89,449
Deferred income taxes	6,274	10,287
Other assets	23,262	23,259
Total assets	$1,226,302	$1,140,631
Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable	$—	$559
Current portion of long-term debt	12,500	10,000
Accounts payable – trade	119,873	119,482
Accrued salaries and wages	43,501	33,677
Advances on contracts	1,351	9,470
Other accruals and payables	53,387	54,095
Income taxes payable	—	673
Total current liabilities	230,612	227,956
Long-term debt, excluding current portion	325,526	264,655
Deferred income taxes	3,691	3,855
Underfunded pension	75,495	85,835
Other long-term liabilities	43,241	47,038
Commitments and contingencies (Note 11)
Shareholders' equity:
Preferred stock, $1 par value, 200,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; voting; 27,479,386 and 27,189,922 shares issued, respectively	27,479	27,190
Additional paid-in capital	143,615	133,517
Retained earnings	469,262	439,441
Accumulated other comprehensive income (loss)	(83,346)	(81,121)
Less 381,250 and 330,487 shares of common stock, respectively, held in treasury, at cost	(9,273)	(7,735)
Total shareholders’ equity	547,737	511,292
Total liabilities and shareholders’ equity	$1,226,302	$1,140,631
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Net sales	$462,332	$423,663	$1,335,353	$1,243,463
Cost of sales	332,827	304,806	961,653	893,083
Gross profit	129,505	118,857	373,700	350,380
Selling, general and administrative expenses	103,502	87,436	298,853	274,075
Net loss on sale of assets	47	—	215	100
Operating income	25,956	31,421	74,632	76,205
Interest expense, net	3,444	3,113	10,060	9,344
Other expense (income), net	252	(21)	541	368
Earnings from continuing operations before income taxes	22,260	28,329	64,031	66,493
Income tax expense	7,387	9,634	21,507	22,752
Earnings from continuing operations	14,873	18,695	42,524	43,741
Earnings from discontinued operations, net of taxes	(94)	64	285	64
Gain on disposal of discontinued operations, net of taxes	—	420	—	420
Total earnings from discontinued operations, net of taxes	(94)	484	285	484
Net earnings	$14,779	$19,179	$42,809	$44,225

Earnings per share:
Basic earnings per share from continuing operations	$0.55	$0.70	$1.57	$1.64
Basic earnings per share from discontinued operations	—	—	0.01	—
Basic earnings per share from disposal of discontinued operations	—	0.02	—	0.02
Basic earnings per share	$0.55	$0.72	$1.58	$1.66

Diluted earnings per share from continuing operations	$0.53	$0.68	$1.53	$1.61
Diluted earnings per share from discontinued operations	—	—	0.01	—
Diluted earnings per share from disposal of discontinued operations	—	0.02	—	0.02
Diluted earnings per share	$0.53	$0.70	$1.54	$1.63
Average shares outstanding:
Basic	27,113	26,770	27,025	26,721
Diluted	27,862	27,233	27,766	27,062
Dividends declared per share	$0.16	$0.16	$0.48	$0.48

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Net earnings	$14,779	$19,179	$42,809	$44,225
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5,766)	4,669	(4,306)	(89)
Unrealized gain (loss) on derivative instruments, net of tax expense (benefit) of $6 and ($74), and $47 and ($36), respectively	6	(119)	75	(58)
Change in pension and post-retirement benefit plan liabilities, net of tax expense of $405 and $941, and $1,215 and $2,751, respectively	669	1,536	2,006	4,487
Other comprehensive income (loss)	(5,091)	6,086	(2,225)	4,340
Comprehensive income	$9,688	$25,265	$40,584	$48,565

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Nine Months Ended
	September 26, 2014	September 27, 2013
Cash flows from operating activities:
Earnings from continuing operations	$42,524	$43,741
Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	26,537	23,720
Accretion of convertible notes discount	1,439	1,366
Provision for doubtful accounts	499	1,100
Net loss on sale of assets	215	100
Net loss on derivative instruments	615	130
Stock compensation expense	4,307	4,056
Excess tax benefit from share-based compensation arrangements	(766)	(350)
Deferred income taxes	7,837	2,619
Changes in assets and liabilities, excluding effects of acquisitions/divestitures:
Accounts receivable	(41,127)	(33,354)
Inventories	19,558	(14,269)
Income tax refunds receivable	(1,037)	(3,099)
Other current assets	(1,598)	(1,371)
Accounts payable - trade	(6,009)	(4,814)
Accrued contract losses	(1,613)	(565)
Advances on contracts	(8,119)	16,063
Other accruals and payables	11,986	(1,762)
Income taxes payable	(712)	(2,263)
Pension liabilities	(8,430)	(5,208)
Other long-term liabilities	(2,637)	(1,016)
Net cash provided by operating activities of continuing operations	43,469	24,824
Net cash provided by operating activities of discontinued operations	285	484
Net cash provided by operating activities	43,754	25,308
Cash flows from investing activities:
Proceeds from sale of assets	41	111
Expenditures for property, plant & equipment	(22,188)	(30,118)
Acquisition of businesses (net of cash acquired)	(77,018)	(19,934)
Other, net	(1,205)	(642)
Cash used in investing activities of continuing operations	(100,370)	(50,583)
Cash used in investing activities of discontinued operations	—	—
Cash used in investing activities	(100,370)	(50,583)
Cash flows from financing activities:
Net borrowings under revolving credit agreements	66,978	30,116
Debt repayment	(5,000)	(5,000)
Net change in book overdraft	1,893	3,617
Proceeds from exercise of employee stock awards	5,387	4,002
Purchase of treasury shares	(845)	(644)
Dividends paid	(12,950)	(12,806)
Other	—	(51)
Windfall tax benefit	766	350
Cash provided by financing activities of continuing operations	56,229	19,584
Cash provided by financing activities of discontinued operations	—	—
Cash provided by financing activities	56,229	19,584
Net increase (decrease) in cash and cash equivalents	(387)	(5,691)
Effect of exchange rate changes on cash and cash equivalents	(237)	150
Cash and cash equivalents at beginning of period	10,384	16,593
Cash and cash equivalents at end of period	$9,760	$11,052

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and nine months ended September 26, 2014 and September 27, 2013
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

The Company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The third quarter for 2014 and 2013 ended on September 26, 2014, and September 27, 2013, respectively.

2. RECENT ACCOUNTING STANDARDS

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (ASC Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

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

In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes ("ASC Topic 740") - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The objective is to end some inconsistent practices with regard to the presentation on the balance sheet of unrecognized tax benefits.The update was effective for financial statement periods beginning after December 15, 2013. The Company adopted this standard beginning January 1, 2014. There was no material impact on the Company's condensed consolidated balance sheet as of September 26, 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and nine months ended September 26, 2014 and September 27, 2013
(Unaudited)

2. RECENT ACCOUNTING STANDARDS (CONTINUED)

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters ("ASC Topic 830") - Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." The objective is to resolve the diversity in practice with regard to whether ASC Subtopic 810-10, Consolidation - Overall or ASC Subtopic 830-30 Foreign Currency Matters - Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. The update was effective for financial statement periods beginning after December 15, 2013. The Company has adopted this standard beginning January 1, 2014. There was no impact on the Company's condensed consolidated financial statements for the period ended September 26, 2014.

3. DISCONTINUED OPERATIONS

On December 31, 2012, the Company sold substantially all of the assets and liabilities of the Distribution segment's Canadian operations. As a result, the Company has reported the results of operations and financial position of this component as discontinued operations within the condensed consolidated financial statements for all periods presented. For the three months and nine months ended September 26, 2014, the Company recorded earnings (losses) from discontinued operations of $(0.1) million and $0.3 million, respectively. The activity through the nine months ended September 26, 2014, is primarily related to a pension settlement that resulted from the 2012 disposal of the Distribution segment's Canadian operations. For the three months and nine months ended September 27, 2013, the Company recorded earnings from discontinued operations of $0.5 million, which was due to a favorable tax result versus previous estimates and other activity related to the settlement of the closing balance sheet.

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

The Company has paid $71.3 million of the total consideration of $71.9 million for this acquisition through September 26, 2014. The goodwill associated with B.W. Rogers is tax deductible and is the result of expected synergies from combining the operations of the acquired business with the Company's operations and intangible assets that do not qualify for separate recognition, such as an assembled workforce. Included in the Condensed Consolidated Statements of Operations is $28.5 million and $47.3 million of revenue from this acquisition for the three months and nine months ended September 26, 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and nine months ended September 26, 2014 and September 27, 2013
(Unaudited)

4. ACQUISITIONS (CONTINUED)

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

During the third quarter of 2014, the Company acquired a smaller distribution business that operates in the fluid power market as a Parker distributor of pneumatic and hydraulic fluid power and motion control systems. Proforma results of operations have not been presented because the effects of the acquisition were not material.

5. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	September 26, 2014	December 31, 2013
In thousands
Trade receivables	$159,702	$125,092
U.S. Government contracts:
Billed	14,717	14,364
Costs and accrued profit – not billed	4,287	6,340
Commercial and other government contracts:
Billed	55,472	63,051
Costs and accrued profit – not billed	29,006	853
Less allowance for doubtful accounts	(4,149)	(3,827)
Accounts receivable, net	$259,035	$205,873

Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	September 26, 2014	December 31, 2013
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$—	$1,021
Total	$—	$1,021

6. FAIR VALUE MEASUREMENTS

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and nine months ended September 26, 2014 and September 27, 2013
(Unaudited)

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

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value:

	September 26, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
In thousands
Long-term debt:
Level 1	$108,531	$147,550	$107,093	$147,822
Level 2	229,495	217,924	167,562	155,473
Total	$338,026	$365,474	$274,655	$303,295

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

Recurring Fair Value Measurements

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine their fair value at the measurement date:

	Total Carrying Value at	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	September 26, 2014
In thousands
Derivative instruments	$38	$—	$38	$—
Total assets	$38	$—	$38	$—

Derivative instruments	$435	$—	$435	$—
Total liabilities	$435	$—	$435	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and nine months ended September 26, 2014 and September 27, 2013
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

The Company’s derivative instruments are foreign exchange contracts and interest rate swaps that are measured at fair value using observable market inputs such as forward rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy and have been included in other current assets, other assets, other accruals and payables and other long-term liabilities on the Condensed Consolidated Balance Sheets at September 26, 2014, and December 31, 2013. Based on the continued ability to trade and enter into forward contracts, we consider the markets for our fair value instruments to be active.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of September 26, 2014, such credit risks have not had an adverse impact on the fair value of these instruments.

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

The Company holds forward exchange contracts designed to hedge forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on the Company’s earnings and cash flows. Some of these contracts are designated as cash flow hedges. The Company will include in earnings amounts currently included in accumulated other comprehensive income upon recognition of cost of sales related to the underlying transaction. There was $0.2 million and $0.5 million of expense reclassified from other comprehensive income during the three months and nine months ended September 26, 2014, respectively. No material amounts were reclassified to expense from other comprehensive income during the three months and nine months ended September 27, 2013. Over the next twelve months, the expense related to cash flow hedges expected to be reclassified from other comprehensive income is $0.6 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and nine months ended September 26, 2014 and September 27, 2013
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

During the second quarter of 2014, the Company entered into forward exchange contracts designed to hedge forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on the Company's earnings and cash flows. These contracts were entered into as a result of forecasted foreign currency transactions associated with the New Zealand contract to deliver ten SH-2G(I) aircraft and were designated as cash flow hedges. During the third quarter of 2014, the Company dedesignated these forward contracts, due to a change in the timing of payments.

The following table shows the fair value of derivative instruments designated as cash flow hedging instruments:

		Fair Value
	Balance Sheet Location	September 26, 2014	December 31, 2013	Notional Amount
In thousands
Derivative Liabilities
Interest rate swap contracts	Other liabilities / Other long-term liabilities	$234	$276	$86,250 / $90,000
Foreign exchange contracts	Other liabilities	150	—	2,626 / 0 AUD
Total		$384	$276

The loss recognized in other comprehensive income for derivatives designated as hedge instruments was $0.2 million and $0.4 million, respectively, for the three months and nine months ended September 26, 2014. The loss recognized in other comprehensive income for derivatives designated as hedge instruments was $0.3 million and $0.2 million, respectively, for the three months and nine months ended September 27, 2013.

Derivatives Not Designated as Hedging Instruments

The following table shows the fair value of derivative instruments not designated as hedging instruments:

		Fair Value
	Balance Sheet	September 26,	December 31,	Notional
	Location	2014	2013	Amount
In thousands
Derivative Assets
Foreign exchange contracts	Other current assets	$38	$127	$1,212 / $2,349
Total		$38	$127
Derivative Liabilities
Foreign exchange contracts	Other liabilities	51	—	£650 / £0
Total		$51	$—

The amounts of the gain or (loss) recognized on the Condensed Consolidated Statements of Operations for derivatives not designated as hedge instruments were not material for the three months and nine months ended September 26, 2014 and September 27, 2013.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and nine months ended September 26, 2014 and September 27, 2013
(Unaudited)

8. INVENTORIES

Inventories consist of the following:

	September 26, 2014	December 31, 2013
In thousands
Merchandise for resale	$152,348	$152,194
Raw materials	22,600	20,609
Contracts and other work in process	192,999	205,220
Finished goods (including certain general stock materials)	11,354	12,472
Total	$379,301	$390,495

Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	September 26, 2014	December 31, 2013
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$9,308	$11,581
Total	$9,308	$11,581

The reduction in this balance is due to the settlement of a claim related to a commercial composite structures program.

K-MAX® inventory of $18.0 million and $17.0 million as of September 26, 2014, and December 31, 2013, respectively, is included in contracts and other work in process inventory and finished goods. Management believes that a significant portion of this K-MAX® inventory will be sold after September 26, 2015, based upon the anticipation of supporting the fleet for the foreseeable future.

At September 26, 2014, and December 31, 2013, $30.7 million and $43.8 million, respectively, of SH-2G(I), formerly SH-2G(A), inventory was included on the Company's balance sheet in contracts and other work in process inventory. On May 8, 2013, the Company announced that it had entered into a $120.6 million contract with the New Zealand Ministry of Defence for the sale of ten SH-2G(I) Super Seasprite aircraft, spare parts, a full mission flight simulator, and related logistics support. Although a substantial portion of the SH-2G(I) inventory will be used in the performance of this contract, management believes that $6.5 million of the SH-2G(I) inventory will be sold after September 26, 2015, based upon the time needed to prepare the aircraft for sale and the requirements of our customer.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and nine months ended September 26, 2014 and September 27, 2013
(Unaudited)

8. INVENTORIES (CONTINUED)

Long-term Contracts - continued

Revenue and cost estimates for all significant long-term contracts for which revenue is recognized using the percentage-of-completion method of accounting are reviewed and reassessed quarterly. Based upon these reviews, the Company records the effects of adjustments in profit estimates each period. If at any time the Company determines that in the case of a particular contract total costs will exceed total contract revenue, the Company will record a provision for the entire anticipated contract loss at that time. There was a net increase to the Company's operating income from changes in contract estimates of $1.3 million and $1.5 million, respectively, for the three-month and nine-month periods ended September 26, 2014. The increases were primarily a result of improved performance on the New Zealand SH-2G(I) program, the Joint Programmable Fuze ("JPF") program and a mix of other legacy fuze and composite programs. These improvements were slightly offset by cost growth on the Sikorsky BLACK HAWK helicopter program and Boeing A-10 program. There was a net decrease to the Company's operating income from changes in contract estimates of $0.1 million and $2.8 million, respectively, for the three-month and nine-month periods ended September 27, 2013. These decreases were a result of cost growth due to revised estimates in various programs, including the Sikorsky BLACK HAWK helicopter program, Bell helicopter offload program and a fuze program.

9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company:

	Distribution	Aerospace	Total
In thousands
Gross balance at December 31, 2013	$105,637	$114,538	$220,175
Accumulated impairment	—	(16,252)	(16,252)
Net balance at December 31, 2013	105,637	98,286	203,923
Additions	38,034	1,434	39,468
Impairments	—	—	—
Foreign currency translation	(21)	(1,216)	(1,237)
Ending balance at September 26, 2014	$143,650	$98,504	$242,154

Additions to goodwill for the Company's Distribution segment relate to the acquisitions completed during 2014, as set forth in Note 4, Acquisitions. Additions to goodwill for the Company's Aerospace segment relate to an earnout payment associated with a previous acquisition.

Other intangible assets consisted of:

		At September 26,		At December 31,
		2014		2013
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Customer lists / relationships	6-21 years	$124,818	$(30,249)	$109,790	$(23,647)
Trademarks / trade names	3-8 years	3,564	(1,970)	2,695	(1,594)
Non-compete agreements and other	1-9 years	7,206	(4,844)	6,133	(4,055)
Patents	17 years	523	(403)	523	(396)
Total		$136,111	$(37,466)	$119,141	$(29,692)

The changes in other intangible assets are attributable to changes in foreign currency exchange rates and the acquisitions completed during 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and nine months ended September 26, 2014 and September 27, 2013
(Unaudited)

10. PENSION PLANS

Components of net pension cost for the Qualified Pension Plan and Supplemental Employees’ Retirement Plan ("SERP") are as follows:

	For the Three Months Ended
	Qualified Pension Plan		SERP
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
In thousands
Service cost for benefits earned during the year	$2,940	$3,587	$64	$85
Interest cost on projected benefit obligation	7,208	6,399	85	78
Expected return on plan assets	(10,262)	(10,337)	—	—
Amortization of prior service cost	23	25	—	—
Amortization of net loss	1,028	2,387	23	65
Additional amount recognized due to curtailment/settlement	—	—	—	—
Net pension cost	$937	$2,061	$172	$228

	For the Nine Months Ended
	Qualified Pension Plan		SERP
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
In thousands
Service cost for benefits earned during the year	$8,820	$10,761	$192	$255
Interest cost on projected benefit obligation	21,625	19,197	256	233
Expected return on plan assets	(30,785)	(31,011)	—	—
Amortization of prior service cost	68	75	—	—
Amortization of net loss	3,085	6,968	68	195
Additional amount recognized due to curtailment/settlement	—	—	—	277
Net pension cost	$2,813	$5,990	$516	$960

The following tables show the amounts of contributions made to the Qualified Pension Plan and SERP during each period and the additional contributions the Company expects to make during the remainder of 2014:

Year-to-date contributions:

	Qualified Pension Plan		SERP
	As of September 26, 2014	As of December 31, 2013	As of September 26, 2014	As of December 31, 2013
In thousands
Year-to-date contributions	$10,000	$10,000	$686	$2,291

Expected additional contributions in 2014:

	Qualified Pension Plan	SERP
In thousands
Expected additional contributions	$—	$133

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and nine months ended September 26, 2014 and September 27, 2013
(Unaudited)

11. COMMITMENTS AND CONTINGENCIES

Legal Matters

Wichita Matter

As previously disclosed, the U.S. District Court for the District of Kansas issued a grand jury subpoena in 2011 to Plastic Fabricating Company, Inc. (“PlasticFab”), an indirect wholly owned subsidiary of the Company now known as Kaman Composites - Wichita, Inc., regarding a government investigation of record keeping associated with the manufacture of certain composite parts at PlasticFab's facility located in Wichita, Kansas. On October 21, 2014, the U.S. Attorney's Office for the District of Kansas and PlasticFab entered into a civil settlement agreement, pursuant to which PlasticFab, without admitting any wrongdoing, agreed to pay $0.5 million, all of which was previously accrued. The U.S. Attorney's Office for the District of Kansas has also informed PlasticFab that it is closing its files and will conduct no further investigation relating to this matter.

Other Matters

Revenue Sharing Agreement with the Commonwealth of Australia

Pursuant to the terms of the revenue sharing agreement with the Commonwealth of Australia, the Company was required to share proceeds from the resale of the SH-2G(I) inventory with them. During the third quarter of 2014, the Company settled the revenue sharing agreement with the Commonwealth of Australia and made a final payment of $5.3 million. As a result, no further revenue sharing payments will be due to the Commonwealth of Australia as the Company sells the remainder of the SH-2G(I) inventory. Over the course of the revenue sharing agreement, net of the benefits derived from our hedging arrangements, the Company paid approximately $32.1 million to the Commonwealth of Australia.

Moosup

During the third quarter of 2014, the Company sold its former manufacturing facility in Moosup, Connecticut to TD Development, LLC. In connection with the sale, the Company will contribute $4.0 million in cash to an escrow account over a four-year period to fund environmental remediation work that is expected to be performed on the site. The purchase and sale agreement provides that TD Development is responsible for any costs in excess of the $4.0 million contributed by the Company. The first of these payments, $0.8 million, was made at the closing of the transaction. The Company currently has $3.2 million accrued that represents the remainder due to TD Development.

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
For the three months and nine months ended September 26, 2014 and September 27, 2013
(Unaudited)

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Matters - continued

Bloomfield

In connection with the Company’s 2008 purchase of the portion of the Bloomfield campus that a Company subsidiary had leased from the Naval Air Systems Command (NAVAIR), the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and continues the effort to define the scope of the remediation that will be required by the Connecticut Department of Energy & Environmental Protection. The assumed environmental liability of $10.3 million, all of which has been accrued, was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $8.5 million. At September 26, 2014, the Company has $5.8 million accrued for this environmental matter. A portion ($1.6 million) of the accrual related to this property is included in other accruals and payables, and the balance ($4.2 million) is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

United Kingdom

In connection with the purchase of the Company's U.K. composites business operations, the Company accrued £1.6 million for environmental compliance at the acquired facilities. The remaining balance of the accrual at September 26, 2014, was £0.3 million, with £1.1 million having been paid to date in connection with these environmental remediation activities and £0.2 million released to income in 2011. The U.S. dollar equivalent of the remaining environmental compliance liability as of September 26, 2014, is $0.5 million, which is included in other accruals and payables. The Company continues to assess the work that may be required, which may result in a change to this accrual. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Other Environmental Matters

The Company has been notified by the Environmental Protection Agency that it is a potentially responsible party ("PRP") at a Superfund Site. At September 26, 2014, the Company had no amount accrued for this matter, as it is unable to estimate the amount of costs, if any, that might be incurred in connection with the remediation of this site. In making this determination, the Company considered all available information related to the site; specifically, the continued identification of PRPs and the inability to determine the proportion of total responsibility attributable to each PRP at this time. As more information is received, the Company will reassess its ability to estimate its portion of the cost for remediation, taking into consideration the financial resources of other PRPs involved in the site, their proportionate share of the total responsibility for waste at the site, the existence of insurance and the financial viability of the insurer.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and nine months ended September 26, 2014 and September 27, 2013
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

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
In thousands, except per share amounts
Earnings from continuing operations	$14,873	$18,695	$42,524	$43,741
Earnings from discontinued operations, net of tax	(94)	64	285	64
Gain on disposal of discontinued operations, net of tax	—	420	—	420
Net earnings	$14,779	$19,179	$42,809	$44,225

Basic:
Weighted average number of shares outstanding	27,113	26,770	27,025	26,721

Earnings per share from continuing operations	$0.55	$0.70	$1.57	$1.64
Earnings per share from discontinued operations	—	—	0.01	—
Earnings per share from disposal of discontinued operations	—	0.02	—	0.02
Basic earnings per share	$0.55	$0.72	$1.58	$1.66
Diluted:
Weighted average number of shares outstanding	27,113	26,770	27,025	26,721
Weighted average shares issuable on exercise of dilutive stock options	142	164	152	156
Weighted average shares issuable on redemption of convertible notes	607	299	589	185
Total	27,862	27,233	27,766	27,062

Earnings per share from continuing operations	$0.53	$0.68	$1.53	$1.61
Earnings per share from discontinued operations	—	—	0.01	—
Earnings per share from disposal of discontinued operations	—	0.02	—	0.02
Diluted earnings per share	$0.53	$0.70	$1.54	$1.63

Equity awards

For the three and nine months ended September 26, 2014, respectively, 310,192 and 356,841 shares issuable under equity awards granted to employees were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period. For the three and nine months ended September 27, 2013, respectively, 405,505 and 429,541 shares issuable under equity awards granted to employees were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and nine months ended September 26, 2014 and September 27, 2013
(Unaudited)

12. COMPUTATION OF EARNINGS PER SHARE (CONTINUED)

For the three-month and nine-month periods ended September 26, 2014, and September 27, 2013, shares issuable under the Convertible Notes that were dilutive during the period were included in the calculation of earnings per share as the conversion price for the Convertible Notes was less than the average share price of the Company's stock.

Warrants

Excluded from the diluted earnings per share calculation for the three months and nine months ended September 26, 2014, are 3,412,339 and 3,410,690, respectively, shares issuable under the warrants sold in connection with the Company’s convertible note offering as they would be anti-dilutive. For the three and nine months ended September 27, 2013, respectively, 3,405,585 and 3,403,710, shares issuable under the warrants sold in connection with the Company’s convertible note offering were excluded from the diluted earnings per share calculation as they would be anti-dilutive.

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

Compensation expense for stock options, restricted stock awards and restricted stock units is recognized on a straight-line basis over the vesting period of the awards. Share-based compensation expense recorded for the three-month and nine-month periods ended September 26, 2014, was $1.0 million and $4.3 million, respectively. Share-based compensation expense recorded for the three-month and nine-month periods ended September 27, 2013, was $1.0 million and $4.1 million, respectively.

During the first quarter of 2014, the Company issued stock awards totaling 10,934 shares with market and performance based conditions. The Company measured the cost of these awards based on their fair value at the date of grant to the extent of the probable number of shares to be earned upon vesting. Amortization of this cost will be recorded on a straight-line basis over the requisite service period. Throughout the course of the requisite service period, the Company will monitor the level of achievement compared to the target and adjust the number of shares expected to be earned, and the related compensation expense recorded thereafter, to reflect the updated most probable outcome. Compensation expense for these awards for the three months and nine months ended September 26, 2014, was not material.

Stock option activity was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2014		September 26, 2014
	Options	Weighted - average exercise price	Options	Weighted - average exercise price
Options outstanding at beginning of period	932,812	$31.05	891,932	$28.18
Granted	—	$—	186,885	$39.22
Exercised	(4,086)	$13.97	(144,146)	$23.28
Forfeited or expired	(5,536)	$36.77	(11,481)	$35.68
Options outstanding at September 26, 2014	923,190	$31.09	923,190	$31.09

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and nine months ended September 26, 2014 and September 27, 2013
(Unaudited)

13. SHARE-BASED ARRANGEMENTS (CONTINUED)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	For the Nine Months Ended
	September 26, 2014	September 27, 2013
Expected option term (years)	5.1	5.2
Expected volatility	37.5%	45.5%
Risk-free interest rate	1.5%	0.9%
Expected dividend yield	1.7%	2.0%
Per share fair value of options granted	$11.60	$12.38

There were no options granted for the three-month periods ended September 26, 2014, and September 27, 2013.

Restricted Stock Award and Restricted Stock Unit activity was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2014		September 26, 2014
	Restricted Stock	Weighted- average grant date fair value	Restricted Stock	Weighted- average grant date fair value
Restricted Stock outstanding at beginning of period	208,438	$36.27	188,647	$31.83
Granted	—	$—	111,071	$39.89
Vested	(100)	$23.75	(84,354)	$31.63
Forfeited or expired	(9,765)	$36.58	(16,791)	$33.49
Restricted Stock outstanding at September 26, 2014	198,573	$36.28	198,573	$36.28

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

The Distribution segment is a leading power transmission, motion control, and fluid power industrial distributor with operations throughout the United States and Mexico. Distribution conducts business in the mechanical power transmission and bearings, electrical, automation and control, and fluid power product platforms and provides total solutions from system design and integration to machine parts and value-added services to North America's manufacturing industry.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and nine months ended September 26, 2014 and September 27, 2013
(Unaudited)

14. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Summarized financial information by business segment is as follows:

	For the Three Months Ended		For the Nine Months Ended
In thousands	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Net sales:
Distribution	$308,571	$272,951	$877,627	$800,352
Aerospace	153,761	150,712	457,726	443,111
Net sales	$462,332	$423,663	$1,335,353	$1,243,463
Operating income:
Distribution	$13,272	$14,675	$39,826	$32,974
Aerospace	26,813	27,638	75,515	77,227
Net loss on sale of assets	(47)	—	(215)	(100)
Corporate expense	(14,082)	(10,892)	(40,494)	(33,896)
Operating income from continuing operations	25,956	31,421	74,632	76,205
Interest expense, net	3,444	3,113	10,060	9,344
Other expense (income), net	252	(21)	541	368
Earnings before income taxes from continuing operations	22,260	28,329	64,031	66,493
Income tax expense	7,387	9,634	21,507	22,752
Earnings from continuing operations	$14,873	$18,695	$42,524	$43,741

The Company's Distribution segment acquired the operating assets of B.W. Rogers during the second quarter of 2014. This acquisition resulted in an increase to the segment's total assets, as compared to December 31, 2013.

	September 26, 2014	December 31, 2013
In thousands
Identifiable assets:
Distribution	$573,680	$480,117
Aerospace	560,059	557,831
Corporate	92,563	102,683
Total assets	$1,226,302	$1,140,631

15. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in shareholders’ equity for the nine months ended September 26, 2014, and September 27, 2013, respectively, were as follows:

	For the Nine Months Ended
	September 26, 2014	September 27, 2013
In thousands
Beginning balance	$511,292	$420,193
Comprehensive income	40,584	48,565
Dividends declared	(12,988)	(12,834)
Employee stock plans and related tax benefit	5,387	4,002
Purchase of treasury shares	(845)	(644)
Share-based compensation expense	4,307	4,056
Ending balance	$547,737	$463,338

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and nine months ended September 26, 2014 and September 27, 2013
(Unaudited)

15. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED)

The components of accumulated other comprehensive income (loss) are shown below:

	For the Three Months Ended
	September 26, 2014	September 27, 2013
In thousands
Foreign currency translation:
Beginning balance	$(12,759)	$(21,273)
Net gain/(loss) on foreign currency translation	(5,766)	4,669
Reclassification to net income	—	—
Other comprehensive income/(loss), net of tax	(5,766)	4,669
Ending balance	$(18,525)	$(16,604)

Pension and other post-retirement benefits(a):
Beginning balance	(64,980)	(101,600)
Reclassification to net income
Amortization of prior service cost, net of tax expense of $9 and $10, respectively	14	15
Amortization of net loss, net of tax expense of $396 and $931, respectively	655	1,521
Other comprehensive income/(loss), net of tax	669	1,536
Ending balance	$(64,311)	$(100,064)

Derivative instruments(b):
Beginning balance	(516)	(463)
Net loss on derivative instruments, net of tax benefit of $62 and $98, respectively	(104)	(158)
Reclassification to net income, net of tax expense of $68 and $24, respectively	110	39
Other comprehensive income/(loss), net of tax	6	(119)
Ending balance	$(510)	$(582)

Total accumulated other comprehensive income (loss)	$(83,346)	$(117,250)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and nine months ended September 26, 2014 and September 27, 2013
(Unaudited)

15. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED)

	For the Nine Months Ended
	September 26, 2014	September 27, 2013
In thousands
Foreign currency translation:
Beginning balance	$(14,219)	$(16,515)
Net gain/(loss) on foreign currency translation	(4,306)	(89)
Reclassification to net income	—	—
Other comprehensive income/(loss), net of tax	(4,306)	(89)
Ending balance	$(18,525)	$(16,604)

Pension and other post-retirement benefits(a):
Beginning balance	(66,317)	(104,551)
Reclassification to net income
Amortization of prior service cost, net of tax expense of $26 and $30, respectively	42	45
Amortization of net loss, net of tax expense of $1,189 and $2,721, respectively	1,964	4,442
Other comprehensive income/(loss), net of tax	2,006	4,487
Ending balance	$(64,311)	$(100,064)

Derivative instruments(b):
Beginning balance	(585)	(524)
Net loss on derivative instruments, net of tax benefit of $140 and $71, respectively	(233)	(114)
Reclassification to net income, net of tax expense of $187 and $35, respectively	308	56
Other comprehensive income/(loss), net of tax	75	(58)
Ending balance	$(510)	$(582)

Total accumulated other comprehensive income (loss)	$(83,346)	$(117,250)

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
(See Note 10, Pension Plans for additional information.)

(b) See Note 7, Derivative Financial Instruments, for additional information regarding our derivative instruments.

16. INCOME TAXES

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013

Effective Income Tax Rate	33.2%	34.0%	33.6%	34.2%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the year. The decrease in the effective tax rate for the three-month and nine-month periods ended September 26, 2014, as compared to the rates for the same periods in the prior year is primarily due to a return to provision adjustment recorded during the third quarter.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three months and nine months ended September 26, 2014 and September 27, 2013
(Unaudited)

17. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of these financial statements. Other than the item noted below, no material subsequent events were identified that required disclosure.

On October 21, 2014, the U.S. Attorney's Office for the District of Kansas and PlasticFab entered into a civil settlement agreement regarding the government's investigation of record keeping associated with the manufacture of certain composite parts at PlasticFab's facility located in Wichita, Kansas. See Note 11, Commitment and Contingencies for additional information.

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

OVERVIEW OF BUSINESS

Kaman Corporation (the "Company") is comprised of two business segments:

•
The Distribution segment is a leading power transmission, motion control, electrical and automation, and fluid power industrial distributor with operations throughout the United States and Mexico. We provide products including bearings, mechanical and electrical power transmission, fluid power, motion control, automation, material handling components, electrical control and power distribution, and MRO supplies to a broad spectrum of industrial markets throughout the United States and Mexico.

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

Financial performance

•	Net sales from continuing operations increased 9.1% and 7.4% for the three months and nine months ended September 26, 2014, respectively, compared to the comparable periods in the prior year.

•	Earnings from continuing operations decreased 20.4% and 2.8% for the three months and nine months ended September 26, 2014, respectively, compared to the comparable periods in the prior year.

•
Diluted earnings per share from continuing operations decreased to $0.53, a decrease of $0.15, or 22.1% for the three months ended September 26, 2014, compared to the comparable period in the prior year. For the nine months ended September 26, 2014, diluted earnings per share from continuing operations decreased to $1.53, a decrease of $0.08, or 5.0% compared to the comparable period in the prior year.

•	Cash flows provided by operating activities of continuing operations for the nine months ended September 26, 2014, were $43.5 million, $18.6 million more than the comparable period in the prior year.

•	For the three months ended September 26, 2014,our Distribution segment achieved record net sales of $308.6 million.

Significant events

•
The Company announced that it has been awarded an extension to its current Global Outline Agreement (“GOA”) with Bell Helicopters to manufacture skin and skin to core components for a majority of Bell’s commercial helicopter models. This three-year follow on contract has an expected value exceeding $24 million.

•
The Company is currently in negotiations with General Dynamics Canada to remanufacture and upgrade four Kaman SH-2G Super Seasprite aircraft, and will provide support for the operation of a fifth aircraft for the Peruvian Navy.

•	On October 21, 2014, the Company entered into a civil settlement agreement with the U.S. Attorney's Office for the District of Kansas, associated with a matter at its Wichita facility.

•	On September 18, 2014, the Company held its first Investor Day in New York City.

•	On September 12, 2014, the Company announced that its subsidiary, Kaman Aerospace Corporation, sold its former manufacturing facility in Moosup, Connecticut, to TD Development, LLC.

•	During the third quarter of 2014, the Company settled its revenue sharing agreement with the Commonwealth of Australia for $5.3 million.

Outlook

We are lowering our sales range at Distribution to $1,185 million to $1,195 million from $1,190 million to $1,220 million and operating income to 4.5% to 4.6% from 4.8% to 5.2%. At Aerospace, we are lowering our sales range to $630 million to $640 million from $640 million to $660 million; however, we are increasing our range for operating income to 16.8% to 17.0% from 16.5% to 16.7%. Additionally, we are lowering our expectations for Corporate Expense to $51 million from $52 million and our tax rate to 34% from 35%. Finally, we have increased our Free Cash Flow(a) expectations for the year by $5.0 million, to $55 million to $60 million. Our updated outlook for 2014 is as follows:

•	Distribution:

◦	Sales of $1,185 million to $1,195 million

◦	Operating margins of 4.5% to 4.6%

•	Aerospace:

◦	Sales of $630 million to $640 million

◦	Operating margins of 16.8% to 17.0%

•	Interest expense of approximately $13.5 million

•	Corporate expense of approximately $51 million, excluding $2.3 million of charges related to the sale of the idle facility in Moosup, CT

•	Estimated annualized tax rate of approximately 34%

•	Depreciation and amortization expense of approximately $38 million

•	Capital expenditures of $30 million to $35 million

•	Free cash flow in the range of $55 million to $60 million

The following table illustrates the calculation of "Free Cash Flow", a Non-GAAP financial measure:

	2014 Outlook
In millions
Free Cash Flow(a):
Net cash provided by operating activities	$85.0	to	$95.0
Expenditures for property, plant and equipment	30.0	to	35.0
Free Cash Flow	$55.0	to	$60.0
(a) Free Cash Flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less expenditures for property, plant and equipment, both of which are presented on our consolidated statements of cash flows. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.

RESULTS OF OPERATIONS

Consolidated Results

Net Sales

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
	(in thousands)
Net sales	$462,332	$423,663	$1,335,353	$1,243,463
$ change	38,669	14,096	91,890	49,951
% change	9.1%	3.4%	7.4%	4.2%

The following table details the components of the increase in net sales as a percentage of consolidated net sales:

	For the Three Months Ended	For the Nine Months Ended
	September 26, 2014	September 26, 2014
Organic Sales(1):
Distribution	1.1%	1.1%
Aerospace	0.7%	1.2%
Total Organic Sales	1.8%	2.3%

Sales by Recent Acquisitions:
Distribution	7.3%	5.1%
Aerospace	—%	—%
Total Acquisition Sales	7.3%	5.1%

% change in net sales	9.1%	7.4%
(1) Sales contributed by acquisitions are included in organic sales beginning with the thirteenth month following the date of acquisition. See segment discussions below for additional information regarding the changes in net sales.

Gross Profit

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
	(in thousands)
Gross profit	$129,505	$118,857	$373,700	$350,380
$ change	10,648	4,788	23,320	17,879
% change	9.0%	4.2%	6.7%	5.4%
% of net sales	28.0%	28.1%	28.0%	28.2%

The increase in gross profit for the three months and nine months ended September 26, 2014, as compared to the same periods in 2013 is attributable to the higher gross profit at our Distribution segment. The increase at Distribution was due to higher organic gross profit, which increased 2.2% and 2.0% for the three months and nine months ended September 26, 2014, respectively, and the contribution of gross profit recorded by the 2013 and 2014 Distribution segment acquisitions. Partially offsetting the higher gross profit at our Distribution segment for the nine months ended September 26, 2014, was a decrease in gross profit at our Aerospace segment, primarily related to the sales mix of our bearing products, lower gross profit under our JPF program due to lower commercial sales to foreign governments, a decrease in sales of our engineering design services and lower margins on our tooling product sales. These decreases were partially offset by the gross profit associated with New Zealand SH-2G(I) program sales.

Selling, General & Administrative Expenses (SG&A)

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
	(in thousands)
SG&A	$103,502	$87,436	$298,853	$274,075
$ change	16,066	(1,717)	24,778	11,192
% change	18.4%	(1.9)%	9.0%	4.3%
% of net sales	22.4%	20.6%	22.4%	22.0%

SG&A increased by 18.4% and 9.0% for the three months and nine months ended September 26, 2014, respectively, as compared to the corresponding 2013 periods. The following table details the components of the change:

	For the Three Months Ended	For the Nine Months Ended
	September 26, 2014	September 26, 2014
Organic SG&A(1):
Distribution	6.5%	1.5%
Aerospace	0.3%	0.1%
Corporate	3.4%	2.2%
Total Organic SG&A	10.2%	3.8%

Acquisition SG&A:
Distribution	8.2%	5.2%
Aerospace	—%	—%
Total Acquisition SG&A	8.2%	5.2%

% change in SG&A	18.4%	9.0%
(1)SG&A expense incurred by acquisitions are included in organic SG&A beginning with the thirteenth month following the date of acquisition.

The increase in SG&A for the three-month period ended September 26, 2014, was primarily attributable to higher expenses at our Distribution segment due to the 2013 and 2014 Distribution segment acquisitions, higher employee related incentive costs, higher salary and wage expense primarily associated with the expansion of our sales force and higher depreciation related to the new enterprise-wide business system ("ERP"). Additionally, corporate expenses were $3.0 million higher for the three-month period ended September 26, 2014, primarily driven by $2.3 million of costs incurred in connection with the sale of our Moosup facility.

The increase in SG&A for the nine-month period ended September 26, 2014, was primarily attributable to higher expenses at our Distribution segment due to the 2013 and 2014 acquisitions. Additionally, our corporate expenses were up by $6.1 million driven by costs related to the sale of our Moosup facility, higher incentive compensation costs and an increase in depreciation expense associated with building renovations.

Operating Income

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
	(in thousands)
Operating income	$25,956	$31,421	$74,632	$76,205
$ change	(5,465)	6,558	(1,573)	6,608
% change	(17.4)%	26.4%	(2.1)%	9.5%
% of net sales	5.6%	7.4%	5.6%	6.1%

The decrease in operating income for the three months ended September 26, 2014, versus the comparable period in 2013 was due to the increase in corporate expense discussed above and a decrease in operating income at both our Aerospace segment and Distribution segment. (See segment discussion below for additional information.)

The decrease in operating income for the nine months ended September 26, 2014, versus the comparable period in 2013 was due to the increase in corporate expenses discussed above and a decrease in operating income at our Aerospace segment, partially offset by an increase in operating income at our Distribution segment. The increase in operating income at our Distribution segment included the contribution of operating income from our 2013 and 2014 acquisitions. (See segment discussion below for additional information.)

Interest Expense, Net

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
	(in thousands)
Interest expense, net	$3,444	$3,113	$10,060	$9,344

Interest expense, net, generally consists of interest charged on our Credit Agreement (see "Liquidity and Capital Resources - Financing Arrangements", below), which includes a revolving credit facility and a term loan facility, and other borrowings and the amortization of debt issuance costs, offset by interest income. The increase in interest expense, net for the three-month and nine-month periods ended September 26, 2014, was primarily attributable to the higher average borrowings, as compared to the same periods ended September 27, 2013. (See Liquidity and Capital Resources section below for information on our borrowings.)

Effective Income Tax Rate

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013

Effective income tax rate	33.2%	34.0%	33.6%	34.2%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the year. The decrease in the effective tax rate for the three-month and nine-month periods ended September 26, 2014, as compared to the rates for the same periods in the prior year was primarily due to a return to provision adjustment recorded during the third quarter.
Changes in Condensed Consolidated Balance Sheets
Due to the acquisition of the operating assets of B.W. Rogers in the second quarter of 2014, certain line items on our Condensed Consolidated Balance Sheets increased as of September 26, 2014, as compared to December 31, 2013. Specifically, Accounts Receivable, net, Goodwill and Long-term debt, excluding current portion were impacted by this acquisition. In order to fund this acquisition, the Company used borrowings under the Revolving Credit Agreement, increasing the total borrowings under this agreement. See Note 4, Acquisitions for further detail of assets acquired and liabilities assumed as part of the acquisition.
In addition to the acquisition of B.W. Rogers, Accounts Receivable, net also increased from December 31, 2013, due to an increase in unbilled costs and accrued profit on certain Aerospace commercial contracts.
Other Matters
We experienced net losses at one of our foreign operations during the third quarter of 2014. Deferred tax assets associated with net operating losses for this foreign operation is $2.2 million as of September 26, 2014. No valuation allowances have been recorded against these deferred tax assets because the Company believes that these deferred tax assets will, more likely than not, be realized. The determination is based upon the operation’s earnings history and its anticipated future taxable income. We will continue to assess the likelihood of the operation’s ability to generate future taxable income in order to realize the related deferred tax assets.

Distribution Segment

Results of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
	(in thousands)
Net sales	$308,571	$272,951	$877,627	$800,352
$ change	35,620	14,669	77,275	36,573
% change	13.0%	5.7%	9.7%	4.8%

Operating income	$13,272	$14,675	$39,826	$32,974
$ change	(1,403)	1,750	6,852	(6,431)
% change	(9.6)%	13.5%	20.8%	(16.3)%
% of net sales	4.3%	5.4%	4.5%	4.1%

Net sales

The increase in net sales for the three months and nine months ended September 26, 2014, as compared to the same periods in 2013 was primarily driven by the contribution of sales from our 2013 and 2014 acquisitions which totaled $31.1 million and $63.6 million in each of those periods, respectively.

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

		For the Three Months Ended		For the Nine Months Ended
		September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
		(in thousands)
Current period
Net sales		$308,571	$272,951	$877,627	$800,352
Acquisition sales (1)		31,069	17,785	63,605	66,158
Organic sales		$277,502	$255,166	$814,022	$734,194
Sales days		63	63	189	190
Organic sales per sales day for the current period	a	$4,405	$4,050	$4,307	$3,864

Prior period
Net sales from the prior year		$272,951	$258,282	$800,352	$763,779
Sales days from the prior year		63	63	190	191
Organic sales per sales day from the prior year	b	$4,333	$4,100	$4,212	$3,999

% change in organic sales per sales day	(a-b)÷b	1.7%	(1.2)%	2.3%	(3.4)%
(1) Sales contributed by an acquisition are included in organic sales beginning with the thirteenth month following the date of acquisition. Prior period information is adjusted to reflect acquisition sales for that period as organic sales when calculating organic sales per sales day.

Organic sales per sales day for the three months and nine months ended September 26, 2014, increased 1.7% and 2.3%, respectively, as compared to the same periods in 2013. The increase in organic sales per sales day for the three months ended September 26, 2014, as compared to the corresponding prior year period was primarily driven by increases in sales volume to original equipment manufacturer customers and maintenance, repair and operations customers. We experienced higher sales in the transportation equipment manufacturing, machinery manufacturing and paper manufacturing markets. These increases were partially offset by declines in the nonmetallic mineral product manufacturing market.

The increase in organic sales per sales day for the nine months ended September 26, 2014, as compared to the corresponding prior year period was primarily driven by increases in sales volume to both maintenance, repair and operations customers and original equipment manufacturer customers. We experienced higher sales for the nine-month period ended September 26, 2014, in the computer and electronic product manufacturing, mining industry and machinery manufacturing markets. These increases were mostly offset by declines in the merchant wholesalers and durable goods market and the nonmetallic mineral product manufacturing markets.

Operating income

The decrease in Distribution segment operating income for the three months ended September 26, 2014, as compared to the corresponding period in the prior year was driven by higher operating expenses. These expenses include the net cost associated with our sales force expansion, higher employee related incentive costs, severance costs primarily related to the consolidation of back office functions and costs related to our new ERP system. The ERP costs include our first full quarter of depreciation expense. These increases were partially offset by the addition of operating income from 2013 and 2014 acquisitions.
The increase in Distribution segment operating income for the nine months ended September 26, 2014, as compared to the corresponding prior year period, was driven by the contribution of operating income from our 2013 and 2014 acquisitions and higher organic sales and corresponding profit. Partially offsetting these increases are higher SG&A expenses that include net costs associated with the expansion of our sales force, continued headwinds from our Mexico operations and the ERP related costs noted above.

Other Matters

Enterprise Resource Planning System

In July 2012, we announced our decision to invest in a new enterprise-wide business system for our Distribution segment. The anticipated total investment in the new system is approximately $45 million, which will be incurred over a number of years. Of the total investment, we expect that approximately 75% will be capitalized. From its inception through September 26, 2014, we have spent $28.3 million on this project, of which $25.0 million has been capitalized. Depreciation and amortization of the capitalized cost commenced in July 2014 and is expected to increase over the next three to four years. In order to minimize disruptions to our ongoing operations we have developed a project plan that takes a phased approach to implementation and includes appropriate contingencies. In early July 2014, the Distribution segment reached a significant milestone when the Minarik Automation & Controls facilities went live on the new system. For the three months and nine months ended September 26, 2014, expenses incurred totaled approximately $0.2 million and $0.7 million, respectively, and capital expenditures totaled $1.5 million and $7.3 million, respectively.

Aerospace Segment

Results of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
	(in thousands)
Net sales	$153,761	$150,712	$457,726	$443,111
$ change	3,049	(573)	14,615	13,378
% change	2.0%	(0.4)%	3.3%	3.1%

Operating income	$26,813	$27,638	$75,515	$77,227
$ change	(825)	3,228	(1,712)	10,758
% change	(3.0)%	13.2%	(2.2)%	16.2%
% of net sales	17.4%	18.3%	16.5%	17.4%

Net sales

Sales increased for the three-month period ended September 26, 2014, as compared to the comparable period in 2013, primarily due to a $5.1 million increase in sales of our military products/programs. Military sales increases of $27.6 million were primarily attributable to higher shipments of our JPF to the USG, sales under our SH-2G(I) contract with New Zealand and the delivery of three cabins under our AH-1Z program during the quarter. These increases were partially offset by a $21.2 million decrease in military sales resulting from lower direct sales of the JPF to foreign militaries, fewer shipments on the Sikorsky BLACK HAWK helicopter program and lower sales volume on the Egypt SH-2G(E) upgrade program.

Offsetting the increase in sales of our military products/programs for the three months ended September 26, 2014, was a $2.0 million decrease in commercial sales. The decrease is primarily the result of lower sales of engineering design services and lower sales volume under the Learjet 85 program as a result of the stop-work order received during the third quarter of 2014, as discussed below in Major Programs/Product Lines - Learjet 85.

Sales increased for the nine-month period ended September 26, 2014, as compared to the comparable period in 2013, due to increases of $11.6 million and $3.0 million in sales of our military and commercial products/programs, respectively. Military sales increases of $58.2 million are primarily related to work performed on our SH-2G(I) contract with New Zealand, higher shipments of our JPF to the USG and the delivery of four cabins under our AH-1Z program during 2014. These military sales increases were partially offset by $47.7 million of decreases attributable to lower direct sales of the JPF to foreign militaries, lower military bearing product sales as anticipated due to non-recurring military retrofit orders benefiting the corresponding period last year, fewer shipments on the Sikorsky BLACK HAWK helicopter program and lower sales volume on the Egypt SH-2G(E) upgrade program.

Commercial sales increases of $11.0 million reflect increased deliveries on commercial composite structures products/programs and higher commercial bearing product sales. These increases were partially offset by lower sales of engineering design services, a decline in sales volume of composite imaging products and lower sales on the Boeing 767 program, totaling $7.5 million.

Operating income

The decrease in operating income for the three months ended September 26, 2014, compared to the comparable period in 2013 was primarily due to lower direct sales of the JPF to foreign militaries and lower sales volume under the Egypt SH-2G(E) upgrade program. These products/program profit decreases resulted in $6.0 million of lower gross profit which was partially offset by $4.5 million of higher gross profit for work performed on our New Zealand SH-2G(I) program and higher shipments of our JPF to the USG.

The decrease in operating income for the nine months ended September 26, 2014, compared to the comparable period in 2013 was primarily due to lower margins on our military bearing products, lower direct sales of the JPF to foreign militaries, lower margins on our tooling sales and lower gross profit associated with lower sales on the Egypt SH-2G(E) upgrade program. These decreases, totaling $15.5 million, were partially offset by an increase of $13.5 million mostly attributable to the New Zealand SH-2G(I) program, a higher level of sales to the USG under the JPF program and higher sales of K-MAX® spares.

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

Revenue and cost estimates for all significant long-term contracts for which revenue is recognized using the percentage-of-completion method of accounting are reviewed and reassessed quarterly. Based upon these reviews, the Company records the effects of adjustments in profit estimates each period. If at any time the Company determines that in the case of a particular contract total costs will exceed total contract revenue, the Company will record a provision for the entire anticipated contract loss at that time. There were net increases to the Company's operating income from changes in contract estimates of $1.3 million and $1.5 million, respectively, for the three-month and nine-month periods ended September 26, 2014. These increases were primarily a result of improved performance on the New Zealand SH-2G(I) program, the Joint Programmable Fuze ("JPF") program and a mix of other legacy fuze and composite programs. These improvements were slightly offset by cost growth on the Sikorsky BLACK HAWK helicopter program and Boeing A-10 program. There were net decreases to the Company's operating income from changes in contract estimates of $0.1 million and $2.8 million for the three-month and nine-month periods ended September 27, 2013. These decreases were a result of cost growth due to revised estimates for various programs, including the Sikorsky BLACK HAWK helicopter program, Bell helicopter offload program and a fuze program.

Backlog

	September 26, 2014	December 31, 2013
	(in thousands)
Backlog	$527,813	$601,954

Backlog decreased during the first nine months of 2014. This decrease is primarily due to work performed on the SH-2G(I) New Zealand program and deliveries of BLACK HAWK helicopter cockpits.

Major Programs/Product Lines

Below is a discussion of significant changes in the Aerospace segment's major programs during the first nine months of 2014. See our 2013 Annual Report on Form 10-K for a complete discussion of our Aerospace segment's programs.

A-10
The segment has contracted with Boeing to produce the wing control surfaces (inboard and outboard flaps, slats and deceleron assemblies) for the U.S. Air Force’s A-10 fleet. This contract has a potential value of over $110.0 million; however, annual quantities will vary, as they are dependent upon the orders Boeing receives from the U.S. Air Force. Through September 26, 2014, 93 shipsets have been delivered over the life of this program and we expect to deliver approximately 11 shipsets during the remainder of 2014. The Department of Defense Fiscal Year 2015 Budget has eliminated funding for the A-10 fleet; however, a final determination as to the future of this program has not been made and there is congressional support for its continuation. We received an order for additional shipsets in January 2014, and through the date of this filing we have not received any indication from our customer that this program will be terminated. Tooling and non-recurring costs on this program are being amortized over 242 shipsets, the number of shipsets expected to be delivered under this program. At September 26, 2014, our program backlog was $35.6 million and total program inventory was $18.9 million, of which a significant portion may not be recoverable in the event of a contract termination.

BLACK HAWK

The Sikorsky BLACK HAWK helicopter cockpit program involves the manufacture of cockpits including the installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines, and the composite structure that holds the windscreen for most models of the BLACK HAWK helicopter. As a result of lower customer demand, we expect to deliver 90 BLACK HAWK cockpits this year, compared to 114 cockpits delivered in 2013. We currently have $59.3 million of orders under this program in backlog and have delivered 65 cockpits during the first nine months of 2014.

AH-1Z

The segment manufactures cabins for the increased capability AH-1Z attack helicopter, which is produced by Bell Helicopter (“Bell”) for the U.S. Marine Corps. The cabin is the largest and most complex airframe structure utilized in the final assembly of the AH-1Z helicopter and has not been manufactured new since 1995. During the first quarter of 2014, Bell conducted the first test flight for the re-designed AH-1Z helicopter. We have provided Bell with substantially complete cabins to allow Bell to progress on the completion of initial aircraft; however, technical issues preclude us from completing the cabins prior to making delivery. Revenue for this program is recognized based upon customer acceptance of delivered cabins. As of September 26, 2014, we have recognized revenue on a total of five cabins. Our total program inventory is $36.9 million and we currently have $19.0 million in backlog associated with this program; with potential follow-on options the program value could exceed $200.0 million. We continue to work with Bell to resolve the technical issues precluding us from completing the cabins.

C-17

The segment produces structural wing subassemblies for the Boeing C-17. During the first quarter of 2014, Boeing announced that it was ending production three months earlier than it had originally planned, resulting in the production of three fewer aircraft. During the first nine months of 2014, we completed deliveries of the final seven shipsets and do not expect to receive any additional orders.

FMU-152 – Joint Programmable Fuze (“JPF”)

The segment manufactures the JPF, an electro-mechanical bomb safe and arming device, which allows the settings of a weapon to be programmed in flight. In July 2014, we were awarded an additional $13.9 million under Option 11 of our contract with the US Government, bringing the total award under this option to $55.8 million, for fuzes to be delivered in 2015 and 2016. Additionally, we were awarded orders totaling $10.8 million by foreign military customers for fuzes to be delivered in 2014. Total JPF backlog at September 26, 2014, is $106.2 million.

During the quarter we delivered a total of 6,400 fuzes, which consisted of 6,250 fuzes delivered to the U.S. Government and 150 fuzes delivered directly to foreign governments. A total of 17,478 fuzes have been delivered through the first nine months of 2014. We occasionally experience lot acceptance test failures on this program due to the complexity of the product and the extreme parameters of the acceptance testing. Given the maturity of the product, we now generally experience isolated failures, rather than systematic failures. As a result, identifying a root cause can take longer and may result in fluctuating delivery performance from quarter to quarter. We expect to deliver approximately 23,000 to 25,000 fuzes in 2014.

Learjet 85

In 2010, our U.K. Composites operation was awarded a contract for the Learjet 85 program. We manufacture composite passenger entry and over-wing exit doors for the Learjet 85, a mid-sized business jet built primarily from composites and featuring advances in aerodynamics, structures and efficiency. We began delivery during the second quarter of 2013. In April 2014, Bombardier conducted the first test flight for the Learjet 85. We anticipated completing deliveries on initial orders under this program in 2014; however, Bombardier provided us with a stop-work order during the third quarter of 2014, as they are internally evaluating the priorities of their development programs.

747-8 Wing-to-Body Fairing

The segment has contracted with Boeing Canada Winnipeg to manufacture and assemble two major sections of the 747-8 Wing-to-Body Fairing. Initial production for these components will occur at our Jacksonville facility and upon completion these components will be delivered directly to Boeing's wide-body assembly line in Everett, Washington. The contract has a potential value, depending on production rates, in excess of $60 million. Initial deliveries under this program began in the second quarter of 2014 and we expect to ship six shipsets in 2014.

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

We anticipate a variety of items will have an impact on our liquidity during the next 12 months, in addition to our working capital requirements. These could include one or more of the following:

•
the matters described in Note 11, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements, including the cost of existing environmental remediation matters and deposits required to be made to the environmental escrow for the Moosup facility;

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

Management regularly monitors pension plan asset performance and the assumptions used in the determination of our benefit obligation, comparing them to actual performance. We continue to believe the assumptions selected are valid due to the long-term nature of our benefit obligation. In October 2014, the Society of Actuaries ("SOA") finalized a new set of mortality tables. Mortality is a key assumption in developing actuarial estimates, and therefore could significantly impact the valuation of our obligations under the qualified pension plan and SERP. We will consider this new mortality data at our next measurement date, December 31, 2014.

In 2013, the Company signed a $120.6 million contract to resell ten of the former Australia SH-2G(A) (now designated SH-2G(I)) aircraft, spare parts, a full mission flight simulator, and related logistics support to the New Zealand Ministry of Defence. Pursuant to the terms of its revenue sharing agreement with the Commonwealth of Australia, the Company was required to share proceeds from the resale of the SH-2G(I) inventory with the Commonwealth on a predetermined basis. During the third quarter of 2014, the Company settled the revenue sharing agreement with the Commonwealth of Australia and made a final payment of $5.3 million. As a result, no further revenue sharing payments will be due to the Commonwealth of Australia as the Company sells the remainder of the SH-2G(I) inventory. Over the course of the revenue sharing agreement, net of the benefits derived from our hedging arrangements, the Company paid approximately $32.1 million to the Commonwealth of Australia.

Upon entering into the sales contract with the New Zealand Ministry of Defence, we agreed to provide unconditional letters of credit for the receipt of advance payments on this program. As we perform under the contract and meet certain predetermined milestones, the letter of credit requirements will be gradually reduced. As of September 26, 2014, the letter of credit balance associated with this program totaled $30.3 million.

A summary of our consolidated cash flows from continuing operations is as follows:

	For the Nine Months Ended
	September 26, 2014	September 27, 2013	2014 vs. 2013
	(in thousands)
Total cash (used in) provided by:
Operating activities	$43,469	$24,824	$18,645
Investing activities	(100,370)	(50,583)	(49,787)
Financing activities	56,229	19,584	36,645

Free Cash Flow (a):
Net cash provided by operating activities	$43,469	$24,824	$18,645
Expenditures for property, plant and equipment	(22,188)	(30,118)	7,930
Free cash flow	$21,281	$(5,294)	$26,575

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

Net cash provided by operating activities increased for the nine months ended September 26, 2014, versus the comparable period in 2013, primarily due to proceeds from the sales of SH-2G(I) inventory as we continue to perform under the New Zealand program and JPF program inventories. These improvements were partially offset by the application of customer advances previously received on the New Zealand SH-2G(I) program.

Net cash used in investing activities increased for the nine months ended September 26, 2014, versus the comparable period in 2013. The increase was primarily related to the acquisition of the operating assets of B.W. Rogers.

Net cash provided by financing activities increased $36.6 million for the nine months ended September 26, 2014, versus the comparable period in 2013, primarily due to an increase in borrowings under the Revolving Credit Agreement in 2014 as compared to the same period in the prior year. The borrowings in 2014 were used to fund the B.W. Rogers acquisition and working capital requirements.

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

Interest rates on amounts outstanding under the Credit Agreement are variable. At September 26, 2014, the interest rate for the outstanding amounts on the Credit Agreement was 1.68%. At December 31, 2013, the interest rate for the outstanding amounts on the Credit Agreement was 1.72%.

The financial covenants associated with the Credit Agreement include a requirement that (i) the ratio of Consolidated Senior Secured Indebtedness to Consolidated EBITDA, as defined in the Credit Agreement, cannot be greater than 3.50 to 1.00, (ii) the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, as defined in the Credit Agreement, cannot be greater than 4.00 to 1.00, and (iii) the ratio of Consolidated EBITDA, as defined in the Credit Agreement, to the sum of (a) all interest, premium payments, debt discounts, fees, charges and related expenses and (b) the portion of rent expense under capital leases that is treated as interest expense, as defined in the Credit Agreement, cannot be less than 4.00 to 1.00. We were in compliance with those financial covenants as of and for the quarter ended September 26, 2014, and we do not anticipate noncompliance in the foreseeable future.

Total average bank borrowings during the quarter ended September 26, 2014, were $218.8 million compared to $188.8 million for the year ended December 31, 2013. As of September 26, 2014, and December 31, 2013, there was $176.9 million and $217.6 million available for borrowing, respectively, under the Revolving Credit Facility, net of letters of credit. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Facility. A total of $35.0 million and $36.8 million in letters of credit was outstanding under the Revolving Credit Facility as of September 26, 2014, and December 31, 2013, respectively. The letter of credit balance related to the SH-2G(I) New Zealand sales contract was $30.3 million at September 26, 2014. The letter of credit balance related to this contract could reach a potential $60.1 million over its three-year term.

Other Sources/Uses of Capital

We contributed $10.0 million to the qualified pension plan and $0.7 million to the SERP through the end of the third quarter. We do not expect to make any further contributions to the qualified pension plan during 2014. We plan to contribute an additional $0.1 million to the SERP in 2014. For the 2013 plan year, we contributed $10.0 million to the qualified pension plan and $2.3 million to the SERP. The decrease in contributions to the SERP is primarily the result of payments made to retirees in 2013 that were not repeated in 2014.

In November 2000, our Board of Directors approved a replenishment of our stock repurchase program, providing for repurchase of an aggregate of 1.4 million common shares for use in administration of our stock plans and for general corporate purposes. There were no shares repurchased under this program during the first nine months of 2014. At September 26, 2014, approximately 1.0 million shares remained authorized for repurchase under this program.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes outside the ordinary course of business in our contractual obligations or off-balance sheet arrangements during the first nine months of 2014. See our 2013 Annual Report on Form 10-K for a discussion of our contractual obligations and off-balance sheet arrangements.

CRITICAL ACCOUNTING ESTIMATES

Preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements in the Company’s 2013 Annual Report on Form 10-K describe the critical accounting estimates and significant accounting policies used in preparing the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the Company's critical accounting estimates and significant accounting policies in 2014.

RECENT ACCOUNTING STANDARDS

Information regarding recent changes in accounting standards is included in Note 2, Recent Accounting Standards, of the Notes to Condensed Consolidated Financial Statements in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the Company’s exposure to market risk during the third quarter of 2014. See the Company’s 2013 Annual Report on Form 10-K for a discussion of the Company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 26, 2014. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 26, 2014, the disclosure controls and procedures were effective.

Changes in Internal Controls
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company is in the process of implementing a new enterprise-wide business system for our Distribution segment. In order to minimize disruptions to our ongoing operations we have developed a project plan that takes a phased approach to implementation and includes appropriate contingencies. The implementation of the new ERP system will likely affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness.
The Company completed implementation at the Minarik Automation and Controls facilities and will continue to roll-out the ERP system over the next several years. As with any new information technology application we implement, this application, along with the internal controls over financial reporting included in this process, was appropriately considered within the testing for effectiveness with respect to the implementation in these facilities. We concluded, as part of our evaluation described in the above paragraphs, that the implementation of ERP in these facilities has not materially affected our internal controls over financial reporting.

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

While it is not possible to predict the outcome of these matters with certainty, based upon available information, management believes that all settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in legal proceedings and that can be reasonably estimated are accrued for at September 26, 2014. Despite this analysis, there can be no assurance that the final outcome of these matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Except as set forth below, as of September 26, 2014, neither the Company nor any of its subsidiaries is a party, nor is any of its or their property subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company and its subsidiaries. Additional information relating to certain of these matters is set forth in Note 11, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

Wichita Matter

As previously disclosed, the U.S. District Court for the District of Kansas issued a grand jury subpoena in 2011 to Plastic Fabricating Company, Inc. (“PlasticFab”), an indirect wholly owned subsidiary of the Company now known as Kaman Composites - Wichita, Inc., regarding a government investigation of record keeping associated with the manufacture of certain composite parts at PlasticFab's facility located in Wichita, Kansas. On October 21, 2014, the U.S. Attorney's Office for the District of Kansas and PlasticFab entered into a civil settlement agreement, pursuant to which PlasticFab, without admitting any wrongdoing, agreed to pay $0.5 million, all of which was previously accrued. The U.S. Attorney's Office for the District of Kansas has also informed PlasticFab that it is closing its files and will conduct no further investigation relating to this matter.

Environmental Matters

The Company and its subsidiaries are subject to numerous U.S. Federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. We are currently named as a potentially responsible party at one site. While it is not possible to predict the outcome of these proceedings, in the opinion of management, any payments we may be required to make as a result of such claims in existence at September 26, 2014, will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and other factors that may cause the company's actual results and financial condition to differ materially from those expressed or implied in the forward-looking statements. Such risks, uncertainties and other factors include, among others: (i) changes in domestic and foreign economic and competitive conditions in markets served by the Company, particularly the defense, commercial aviation and industrial production markets; (ii) changes in government and customer priorities and requirements (including cost-cutting initiatives, government and customer shut-downs, the potential deferral of awards, terminations or reductions of expenditures to respond to the priorities of Congress and the Administration, or budgetary cuts resulting from Congressional actions or automatic sequestration); (iii) changes in geopolitical conditions in countries where the Company does or intends to do business; (iv) the successful conclusion of competitions for government programs and thereafter contract negotiations with government authorities, both foreign and domestic; (v) the existence of standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; (vi) the conclusion to government inquiries or investigations regarding government programs; (vii) risks and uncertainties associated with the successful implementation and ramp up of significant new programs; (viii) potential difficulties associated with variable acceptance test results, given sensitive production materials and extreme test parameters; (ix) the receipt and successful execution of production orders for the U.S. government JPF contract, including the exercise of all contract options and receipt of orders from allied militaries, as all have been assumed in connection with goodwill impairment evaluations; (x) the continued support of the existing K-MAX® helicopter fleet, including sale of existing K-MAX® spare parts inventory; (xi) the accuracy of current cost estimates associated with environmental remediation activities; (xii) the profitable integration of acquired businesses into the Company's operations; (xiii) the ability to implement our ERP systems in a cost-effective and efficient manner, limiting disruption to our business, and to capture their planned benefits while maintaining an adequate internal control environment; (xiv) changes in supplier sales or vendor incentive policies; (xv) the effects of price increases or decreases; (xvi) the effects of pension regulations, pension plan assumptions, pension plan asset performance and future contributions; (xvii) future levels of indebtedness and capital expenditures; (xviii) the continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs for such items; (xix) the effects of currency exchange rates and foreign competition on future operations; (xx) changes in laws and regulations, taxes, interest rates, inflation rates and general business conditions; (xxi) future repurchases and/or issuances of common stock; and (xxii) other risks and uncertainties set forth herein and in our 2013 Form 10-K.

Any forward-looking information provided in this presentation should be considered with these factors in mind. We assume no obligation to update any forward-looking statements contained in this presentation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of Common Stock by the Company during the three months ended September 26, 2014:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (b)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
June 28, 2014 – July 25, 2014	—	$—	—	964,757
July 26, 2014 – August 22, 2014	34	$40.60	—	964,757
August 23, 2014 – September 26, 2014	—	$—	—	964,757
Total	34		—
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

KAMAN CORPORATION
Registrant
Date:	November 3, 2014		/s/ Neal J. Keating
		By:	Neal J. Keating
Chairman, President and
Chief Executive Officer

Date:	November 3, 2014		/s/ Robert D. Starr
		By:	Robert D. Starr
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