Form 10-K
period 2014-12-31
KAMAN Corp
filed 2015-02-23
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value on June 27, 2014, (the last business day of the Company’s most recently completed second quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock, was approximately $1,134,777,043.
At January 30, 2015, there were 27,140,073 shares of Common Stock outstanding.
Documents Incorporated Herein By Reference
Portions of our definitive proxy statement for our 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Kaman Corporation

PART I

ITEM 1.	BUSINESS

GENERAL

Kaman Corporation, headquartered in Bloomfield, Connecticut, was incorporated in 1945. We are a diversified company that conducts business in the aerospace and distribution markets. We report information for ourselves and our subsidiaries (collectively, “we,” “us,” “our,” and “the Company”) in two business segments, Distribution and Aerospace. A discussion of 2014 developments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K.

Distribution Segment

The Distribution segment brings our commitment to technological leadership and value-added services to the distribution business. The Distribution segment is a leading power transmission, motion control, electrical and automation, and fluid power industrial distributor with operations throughout the United States. We provide products including bearings, mechanical and electrical power transmission, fluid power, motion control, automation, material handling components, electrical control and power distribution, and MRO supplies to a broad spectrum of industrial markets throughout the United States. Locations consist of over 240 branches, distribution centers and call centers across the United States (including Puerto Rico). We offer approximately four million items, as well as value-added services, to over 65,000 active customers representing a highly diversified cross section of North American industry.

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

Our Distribution segment requires substantial working capital related to accounts receivable and inventories. Significant amounts of inventory are carried to meet our customers’ requirements. Sales returns do not have a material effect on our working capital requirements.

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

PRINCIPAL PRODUCTS AND SERVICES

The following is information for the three preceding years concerning the percentage contribution of each business segment’s products and services to consolidated net sales from continuing operations:

	Years Ended December 31,
	2014	2013	2012
Distribution	64.7%	62.9%	62.9%
Aerospace	35.3%	37.1%	37.1%
Total	100.0%	100.0%	100.0%

AVAILABILITY OF RAW MATERIALS

While we believe we have sufficient sources for the materials, components, services and supplies used in our manufacturing activities, we are highly dependent on the availability of essential materials, parts and subassemblies from our suppliers and subcontractors. The most important raw materials required for our aerospace products are aluminum (sheet, plate, forgings and extrusions), titanium, nickel, copper and composites. Many major components and product equipment items are procured from or subcontracted on a sole-source basis with a number of domestic and non-U.S. companies. Although alternative sources generally exist for these raw materials, qualification of the sources could take a year or more. We are dependent upon the ability of a large number of suppliers and subcontractors to meet performance specifications, quality standards and delivery schedules at anticipated costs. While we maintain an extensive qualification system to control risk associated with such reliance on third parties, failure of suppliers or subcontractors to meet commitments could adversely affect production schedules and contract profitability, while jeopardizing our ability to fulfill commitments to our customers. Although high prices for some raw materials important to some of our products (steel, copper, aluminum, titanium and nickel) may cause margin and cost pressures, we do not foresee any near term unavailability of materials, components or supplies that would have an adverse effect on either of our business segments. For further discussion of the possible effects of changes in the cost or availability of raw materials on our business, see Item 1A, Risk Factors, in this Form 10-K.

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

Registered trademarks of the Company include KAflex®, KAron®, and K-MAX®. In all, we maintain 18 U.S. and foreign trademarks.

BACKLOG

The majority of our backlog is attributable to the Aerospace segment. We anticipate that approximately 79.9% of our backlog at the end of 2014 will be performed in 2015. Approximately 57.5% of the Aerospace segment's backlog at the end of 2014 is related to U.S. Government contracts or subcontracts.

Total backlog at December 31, 2014, 2013 and 2012, and the portion of the backlog we expect to complete in 2015, is as follows:

	Total Backlog at December 31, 2014	2014 Backlog to be completed in 2015	Total Backlog at December 31, 2013	Total Backlog at December 31, 2012
In thousands
Aerospace	$518,025	$399,916	$601,954	$531,923
Distribution	70,154	70,154	50,667	47,607
Total	$588,179	$470,070	$652,621	$579,530

Backlog related to uncompleted contracts for which we have recorded a provision for estimated losses was $3.0 million as of December 31, 2014. There was no amount in backlog that was firm but not yet funded at December 31, 2014. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

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

During 2014, approximately 98.3% of the work performed by the Company directly or indirectly for the USG was performed on a fixed-price basis and the balance was performed on a cost-reimbursement basis. Under a fixed-price contract, the price paid to the contractor is negotiated at the outset of the contract and is not generally subject to adjustment to reflect the actual costs incurred by the contractor in the performance of the contract. Cost reimbursement contracts provide for the reimbursement of allowable costs and an additional negotiated fee.

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

See Environmental Matters in Item 3, Legal Proceedings, and Critical Accounting Estimates - Environmental Costs in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 16, Commitments and Contingencies, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for further discussion of our environmental matters.

With respect to all other matters that may currently be pending, in the opinion of management, based on our analysis of relevant facts and circumstances, we do not believe that compliance with relevant environmental protection laws is likely to have a material adverse effect upon our capital expenditures, earnings or competitive position. In arriving at this conclusion, we have taken into consideration site-specific information available regarding total costs of any work to be performed, and the extent of work previously performed. If we are identified as a “potentially responsible party” (PRP) by environmental authorities at a particular site, we, using information available to us, will also review and consider a number of other factors, including: (i) the financial resources of other PRPs involved in each site, and their proportionate share of the total volume of waste at the site; (ii) the existence of insurance, if any, and the financial viability of the insurers; and (iii) the success others have had in receiving reimbursement for similar costs under similar insurance policies issued during the periods applicable to each site.

International

Our international sales are subject to U.S. and non-U.S. governmental regulations and procurement policies and practices, including regulations relating to import-export control, investment, exchange controls and repatriation of earnings. International sales are also subject to varying currency, political and economic risks.

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRA") added subsection (r) to section 13 of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), requiring a public reporting issuer to disclose in its annual or quarterly reports whether it or any of its affiliates have knowingly engaged in specified activities or transactions relating to Iran, including activities not prohibited by U.S. law and conducted outside the U.S. by non-U.S. affiliates in compliance with local law. Issuers must also file a notice with the U.S. Securities and Exchange Commission ("SEC") if any disclosable activities under ITRA have been included in the annual or quarterly report. We did not have any disclosable activities for the year ended December 31, 2014.

COMPETITION

The Distribution segment competes for business with several other national distributors of bearings, power transmission, electrical and fluid power products, two of which are substantially larger, and with many regional and local distributors and Original Equipment Manufacturers ("OEMs"). Competitive forces have intensified due to the increasing trend towards national contracts, customers' efforts to obtain material cost savings and the extension of supplier product authorizations within the distribution channel. We compete for business based upon the breadth and quality of products offered, product availability, delivery performance, and price, as well as on the basis of value-added services that we are able to provide.

The Aerospace segment operates in a highly competitive environment with many other organizations, some of which are substantially larger than us and have greater financial strength and more extensive resources. We compete for composite and metallic aerostructures subcontracts, helicopter structures, bearings and components business on the basis of price and quality; product endurance and special performance characteristics; proprietary knowledge; the quality of our products and services; the availability of facilities, equipment and personnel to perform contracts; and the reputation of our business. Competitors for our business include small machine shops and offshore manufacturing facilities. We compete for engineering design services business primarily on the basis of technical competence, the reputation of our business, the availability of our personnel and price. We compete for advanced technology fuzing business primarily on the basis of technical competence, product quality and price; and also on the basis of our experience as a developer and manufacturer of fuzes for particular weapon types and the availability of our facilities, equipment and personnel. We are also affected by the political and economic circumstances of our potential foreign customers.

RESEARCH AND DEVELOPMENT EXPENDITURES

Government funded research expenditures (which are included in cost of sales) were $1.6 million in 2014, $3.3 million in 2013, and $7.8 million in 2012. Independent research and development expenditures (which are included in selling, general and administrative expenses) were $6.7 million in 2014, $7.2 million in 2013, and $5.5 million in 2012.

EMPLOYEES

As of December 31, 2014, we employed 4,797 individuals.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Financial information about geographic areas is included in Note 19, Segment and Geographic Information, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

AVAILABLE INFORMATION

We are subject to the reporting requirements of the Exchange Act and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the SEC. Copies of these reports, proxy statements and other information can be read and copied at:

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

We also make available, free of charge on our website, our Certificate of Incorporation, By–Laws, Governance Principles and all Board of Directors' standing Committee Charters (Audit, Corporate Governance, Personnel & Compensation and Finance). These documents are posted on our website at www.kaman.com — select the “Investor Relations” link and then the "Corporate Governance" link.

The information contained on our website is not intended to be, and shall not be deemed to be, incorporated into this
Form 10-K or any other filing under the Exchange Act or the Securities Act of 1933, as amended.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s executive officers as of the date of this report are as follows:

Name	Age	Position	Prior Experience
Neal J. Keating	59	Chairman, President, Chief Executive Officer and Director
Mr. Keating was appointed President and Chief Operating Officer as well as elected a Director of the company effective September 17, 2007.  Effective January 1, 2008, he was appointed to the offices of President and Chief Executive Officer and effective March 1, 2008, he was appointed to the additional position of Chairman. Prior to joining the company, Mr. Keating served as Chief Operating Officer at Hughes Supply, a $5.4 billion industrial distributor that was acquired by Home Depot in 2006. Prior to that, he held senior positions at GKN Aerospace, an aerospace subsidiary of GKN, plc, and Rockwell Collins Commercial Systems, and served as a board member of GKN plc and Agusta-Westland.

Steven J. Smidler	56	President of Kaman Industrial Technologies and Executive Vice President of Kaman Corporation
Mr. Smidler assumed the role of President of Kaman Industrial Technologies on September 1, 2010, after joining the company in December 2009 as Senior Vice President and Chief Operating Officer of Kaman Industrial Technologies. Effective February 20, 2012, he was appointed Executive Vice President of Kaman Corporation. Mr. Smidler joined the company from Lenze Americas Corporation where he served as Executive Vice President, with responsibility for marketing, sales, finance, business systems and product technology for the Americas. Mr. Smidler was also a member of the management committee of the Lenze Group, Germany, and held the position of President and Treasurer for Lenze Americas and served as Treasurer and a Board member for the Lenze ACTech production company. Prior to that, he served as Vice President, Americas Sales Operations at Eaton Corporation and Vice President, Marketing of the Global Manufacturing Group at Rockwell Automation, Inc.

Gregory L. Steiner	57	President of Kaman Aerospace Group, Inc. and Executive Vice President of Kaman Corporation
Mr. Steiner joined the company as President of Kaman Aerospace Group, Inc., with overall responsibility for the company's Aerospace segment, effective July 7, 2008. Effective February 20, 2012, he was appointed Executive Vice President of Kaman Corporation. From 2005 to 2007, Mr. Steiner was employed at GE Aviation-Systems, serving first as Vice President and General Manager, Military Mission Systems and then as Vice President, Systems for GE Aviation-Systems. Prior to that, he served as Group Vice President at Curtiss-Wright Controls, Inc., with responsibility for four aerospace and industrial electronics businesses located in the U.S. and U.K. Before Curtiss Wright, he had an 18 year career with Rockwell Collins, Inc.,  serving  in a number of progressively responsible positions, departing as Vice President and General Manager of Passenger Systems.

Ronald M. Galla	63	Senior Vice President and Chief Information Officer	Mr. Galla has been Senior Vice President and Chief Information Officer since 1995. Mr. Galla has been responsible for the Company's management information systems since 1984.
Phillip A. Goodrich	58	Senior Vice President - Corporate Development
Mr. Goodrich, joined the company in 2009 as Vice President - Corporate Development and was named Senior Vice President - Corporate Development in February 2012. He was previously Senior Vice President, Corporate Development with Barnes Group, Inc., Bristol, Connecticut. Mr. Goodrich held similar positions with Ametek, Inc., Paoli, Pennsylvania; and General Signal Corporation, Stamford, Connecticut.

Name	Age	Position	Prior Experience
Shawn G. Lisle	48	Senior Vice President and General Counsel
Mr. Lisle joined the company in 2011 and was appointed Senior Vice President and General Counsel effective December 1, 2012. Prior to joining the company, Mr. Lisle served as Senior Counsel for International Paper Company in Memphis, Tennessee. Prior to that, he served as legal counsel for Dana Corporation in Toledo, Ohio, and as an attorney at Porter Wright Morris & Arthur LLP in Columbus, Ohio. He also previously worked as a trial attorney at the U.S. Department of Justice, Tax Division in Washington, D.C. and was a Judge Advocate in the U.S. Navy.

Robert D. Starr	47	Senior Vice President and Chief Financial Officer
Mr. Starr was appointed Senior Vice President and Chief Financial Officer effective July 1, 2013. Mr. Starr joined the company in 2009 as Vice President - Treasurer. Prior to joining Kaman, Mr. Starr served as Assistant Treasurer at Crane Co. of Stamford, Connecticut, a $2.6 billion diversified manufacturer of highly engineered industrial products. He also previously served as Managing Director, Corporate Finance at Aetna, Inc. of Hartford, Connecticut and as Director, Capital Markets and Risk Management at Fisher Scientific International, Inc. of Hampton, New Hampshire. Mr. Starr was also an associate at both Salomon Smith Barney in New York and Chase Securities, Inc. in New York and Singapore.

Gregory T. Troy	59	Senior Vice President – Human Resources and Chief Human Resources Officer
Mr. Troy joined the company as Senior Vice President – Human Resources in March 2012. On February 19, 2013, he was appointed to the position of Chief Human Resources Officer. Prior to joining the company, Mr. Troy served as Chief Human Resources Officer of Force Protection, Inc. from April 2011 to March 2012 , where he was a member of the Executive Committee. Prior to joining Force Protection, Mr. Troy served as Vice President and Chief Human Resources Officer at Modine Manufacturing Company from February 2006 to April 2011, providing global human resources leadership in the Americas, Europe and Asia. Mr. Troy also previously worked in OMNOVA Solutions Inc., Bosch Corporation, and Mobil Corporation, after serving as a Transportation Officer in the United States Army.

John J. Tedone	50	Vice President, Finance and Chief Accounting Officer	From April 2006 to April 2007, Mr. Tedone served as Vice President, Internal Audit and prior to that as Assistant Vice President, Internal Audit.

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

Our future operating results and liquidity may be impacted by changes in general economic and political conditions which may affect, among other things, the following:

•
The availability of credit and our ability to obtain additional bank financing, the lack of which may limit our ability to invest in capital projects and planned expansions or to fully execute our business strategy;

•	Market rates of interest, any increase in which would increase the interest payable on some of our borrowings and adversely impact our cash flow;

•
The investment performance of our pension plan, as well as the associated discount rate, any adverse changes in which may result in a deterioration in the funded status of the plan and an increase in required contributions and plan expense;

•	The relationship between the U.S. Dollar and other currencies, any changes in which could negatively impact our financial results;

•	The ability of our customers to pay for products and services on a timely basis, any adverse change in which could negatively impact sales and require us to increase our bad debt reserves;

•	The amount of orders we receive from our customers, any adverse change in which could result in lower operating profits as well as less absorption of fixed costs due to a decreased business base; and

•	The ability of our suppliers to meet our demand requirements, maintain the pricing of their products, or continue operations, which may require us to find and qualify new suppliers.

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

The results of our Aerospace segment, which generated approximately 35.3% of our 2014 consolidated net sales, and approximately 65.7% of our 2014 operating income from continuing operations before corporate expenses, are directly tied to economic conditions in the commercial aviation and defense industries. Changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled, which could put a portion of our backlog at risk. Additionally, a significant amount of work that we perform under contract tends to be for a few large customers.

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

Our USG programs are subject to unique risks.

We have several significant long-term contracts either directly with the USG or where the USG is the ultimate customer, including the Sikorsky BLACK HAWK cockpit program, the Joint Programmable Fuze (“JPF”) program, the Bell Helicopter AH-1Z program, and the A-10 program. These contracts are subject to unique risks, some of which are beyond our control. Examples of such risks include:

•
The USG may modify, curtail or terminate its contracts and subcontracts at its convenience without prior notice, upon payment for work done and commitments made at the time of termination. Modification, curtailment or termination of our major programs or contracts could have a material adverse effect on our business, financial condition, results of operations and cash flows.

•
Our USG business is subject to specific procurement regulations and other requirements. These requirements, although customary in USG contracts, increase our performance and compliance costs. These costs might increase in the future, reducing our margins, which could have a negative effect on our financial condition. Although we have procedures designed to assure compliance with these regulations and requirements, failure to do so under certain circumstances could lead to suspension or debarment, for cause, from USG contracting or subcontracting for a period of time and could have a material adverse effect on our business, financial condition, results of operation and cash flows and could adversely impact our reputation and our ability to receive other USG contract awards in the future.

•
The costs we incur on our USG contracts, including allocated indirect costs, may be audited by USG representatives. Any costs found to be improperly allocated to a specific contract would not be reimbursed, and such costs already reimbursed would have to be refunded. We normally negotiate with those USG representatives before they settle on final adjustments to our contract costs. We have recorded contract revenues based upon results we expect to realize upon final audit. However, we do not know the outcome of any future audits and adjustments, and we may be required to reduce our revenues or profits upon completion and final negotiation of these audits. Although we have instituted controls intended to assure our compliance, if any audit reveals the existence of improper or illegal activities we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the USG.

•
We are from time to time subject to USG inquiries and investigations of our business practices due to our participation in domestic and foreign government contracts and programs and our transaction of business domestically and internationally. Any adverse finding associated with such an inquiry or investigation could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our business may be adversely affected by changes in budgetary priorities of the USG.

Because a significant percentage of our revenue is derived either directly or indirectly from contracts with the USG, changes in federal government budgetary priorities could directly affect our financial performance. A significant decline in government expenditures, a shift of expenditures away from programs that we support or a change in federal government contracting policies could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or not to exercise options to renew contracts.

During 2011, the federal government was unable to reach agreement on budget reduction measures required by the Budget Control Act of 2011 (the “Budget Act”) passed by Congress. Because Congress and the Administration could not reach agreement, the Budget Act triggered automatic reductions in both defense and discretionary spending in January 2013. While we do not believe these automatic spending reductions directly impacted our business, financial condition or operating results during 2014, the future impact of sequestration is uncertain and there can be no assurance that automatic across-the-board budget cuts will not adversely affect our business and profitability in future periods. One or more of our programs could be reduced, extended, or terminated, which could result in facility closures and personnel reductions that could significantly impact our operations.

The cost and effort to start up new aerospace programs could negatively impact our operating results and profits.

In recent years, we have been ramping up several new programs, as more fully discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K. The time required and costs incurred to ramp up a new program can be significant and include nonrecurring costs for tooling, first article testing, finalizing drawings and engineering specifications and hiring new employees able to perform the technical work required. New programs can typically involve a greater volume of scrap, higher costs due to inefficiencies, delays in production, and learning curves that are often more extended than anticipated, all of which can negatively impact our operating results.

Competition from domestic and foreign manufacturers may result in the loss of potential contracts and opportunities.

The aerospace markets in which we participate are highly competitive, and we often compete for work not only with large OEMs but also sometimes with our own customers and suppliers. Many of our large customers may choose not to outsource production due to, among other things, their own direct labor and overhead considerations and capacity utilization objectives for their own facilities. This could result in these customers supplying their own products or services and competing directly with us for sales of these products or services, all of which could significantly reduce our revenues.

Our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas and we may not have the technology, cost structure, or available resources to effectively compete with them. We believe that developing and maintaining a competitive advantage requires continued investment in product development, engineering, supply chain management and sales and marketing, and we may not have enough resources to make the necessary investments to do so. Further, our significant customers may attempt to use their position to negotiate price or other concessions for a particular product or service without regard to the terms of an existing contract or the underlying cost of production.

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

Our business depends on maintaining a sufficient supply of various products to meet our customers' demands. We have long-standing relationships with key suppliers but these relationships are non-exclusive and could be terminated by either party. If we lost a key supplier, or were unable to obtain the same levels of deliveries from these suppliers and were unable to supplement those purchases with products obtained from other suppliers, it could have a material adverse effect on our business. Additionally, we rely on foreign and domestic suppliers and commodity markets to secure raw materials used in many of the products we manufacture within our Aerospace segment or sell within our Distribution segment. This exposes us to volatility in the price and availability of raw materials. In some instances, we depend upon a single source of supply. Supply interruptions could arise from shortages of raw materials, labor disputes or weather conditions affecting suppliers' production, transportation disruptions, or other reasons beyond our control. Even if we continue with our current supplier relationships, high demand for certain products may result in us being unable to meet our customers' demands, which could put us at a competitive disadvantage. Additionally, our key suppliers could also increase the pricing of their products, which would negatively affect our operating results if we were not able to pass these price increases through to our customers. We base our supply management process on an appropriate balancing of the foreseeable risks and the costs of alternative practices. To protect ourselves against such risks, we engage in strategic inventory purchases during the year, negotiate long-term vendor supply agreements and monitor our inventory levels to ensure that we have the appropriate inventory on hand to meet our customers' requirements.

Our failure to comply with the covenants contained in our credit facility could trigger an event of default, which could materially and adversely affect our operating results and our financial condition.

Our credit facility requires us to maintain certain financial ratios and comply with various operational and other covenants. If, in the future, we were unable to maintain these ratios and comply with such covenants, we would need to seek relief from our lenders in order to avoid, cure or have waived an event of default under the facility. There can be no assurance that we would be able to obtain such relief on commercially reasonable terms or otherwise. If an event of default is not cured or waived, our lenders could, among other things, cause all outstanding indebtedness under the credit facility to be due and payable immediately. There can be no assurance that our assets or cash flows would be sufficient to enable us to fully repay those amounts or that we would be able to refinance or restructure the indebtedness. If, as or when required, we are unable to repay, refinance or restructure the indebtedness outstanding under our senior credit facility, or amend the financial ratios and covenants contained therein, the lenders under our senior credit facility could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets. This, in turn, could result in an event of default under one or more of our other financing agreements, including our convertible notes.

The value of our deferred tax assets could become impaired, which could materially and adversely affect our operating results.

As of December 31, 2014, we had approximately $57.2 million in net deferred tax assets after valuation allowance. These deferred tax assets can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. Each quarter, we determine the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results, expectations of future earnings and tax planning strategies. If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets, we may be required to further adjust the valuation allowance to reduce our deferred tax assets. Such a reduction could result in a material non-cash charge in the period in which the valuation allowance is adjusted and could have a material adverse effect on our results of operations.

Estimates of future costs for long-term contracts impact our current and future operating results and profits.

We generally recognize sales and gross margin on long-term contracts based on the percentage-of-completion method of accounting. This method allows for revenue recognition as our work progresses on a contract and requires that we estimate future revenues and costs over the life of a contract. Revenues are estimated based upon the negotiated contract price, with consideration being given to exercised contract options, change orders and, in some cases, projected customer requirements. Contract costs may be incurred over a period of several years, and the estimation of these costs requires significant judgment based upon the acquired knowledge and experience of program managers, engineers, and financial professionals.

Estimated costs are based primarily on anticipated purchase contract terms, historical performance trends, business base and other economic projections. The complexity of certain programs as well as technical risks and the availability of materials and labor resources could affect our ability to accurately estimate future contract costs. Additional factors that could affect recognition of revenue under the percentage-of-completion method include:

•	Accounting for initial program costs;

•	The effect of nonrecurring work;

•	Delayed contract start-up;

•	Transition of work to or from the customer or other vendors;

•	Claims or unapproved change orders;

•	Product warranty issues;

•	Delayed completion of certain programs for which inventory has been built up;

•	Our ability to estimate or control scrap level;

•	Accrual of contract losses; and

•	Changes in our overhead rates.

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

The start-up of a K-MAX® production line could adversely affect our operating results and cash flow generation.

Because the K-MAX® aircraft has not been manufactured in over a decade, restarting the production line could require significant investments of cash to fund costs associated with development and engineering work, the acquisition of new tooling, first article testing, and production inefficiencies. The Company currently has $17.2 million of K-MAX® inventory, a portion of which we expect to use in connection with a start-up of the production line. If this inventory is determined to be unusable then the Company could incur additional costs to replace such inventory, including potentially having to requalify suppliers for the manufacture of new components. The anticipated positive cash flows resulting from the sale of the aircraft may also be adversely impacted by production delays. Further, if we are unable to sustain interest in this program, we may incur additional costs associated with a shut-down of the production line.

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

The loss of the Distribution segment’s key suppliers with whom we have national reseller agreements and/or national distributor agreements could adversely affect our operating results and profits.

An element of our Distribution segment’s strategy is to establish alignment with a single vendor in certain portions of its business. As a result, we currently have distribution rights for certain product lines and depend on these distribution rights as a source of business. Many of these distribution rights are ours pursuant to contracts that are subject to cancellation upon little or no prior notice. Although we believe we could obtain alternate distribution rights in the event of such a cancellation, the termination or limitation by any key supplier of its relationship with the Company could result in a temporary disruption of our business and, in turn, could adversely affect our results of operations and financial condition.

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

We are currently implementing new ERP systems within our Aerospace and Distribution segments. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities that take several years. If we do not effectively implement the ERP systems or if the systems do not operate as intended, it could adversely affect our financial reporting systems and our ability to produce financial reports, the effectiveness of internal controls over financial reporting, and our business, financial condition, results of operations and cash flows.

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

As part of our business strategy, we have made, and expect to continue to make, acquisitions of businesses or investments in companies that offer complementary products, services and technologies. Such acquisitions or investments involve a number of risks, including:

•	Assimilating operations and products may be unexpectedly difficult;

•	Management's attention may be diverted from other business concerns;

•	We may enter markets in which we have limited or no direct experience;

•	We may lose key employees, customers or vendors of an acquired business;

•	We may not be able to achieve the synergies or cost savings we anticipated;

•	We may not realize the value of the acquired assets relative to the price paid;

•	We may experience quality control failures or encounter other customer issues; and

•	We may become subject to preexisting liabilities and obligations of the acquired businesses.

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

Our financial results may be adversely affected by the outcome of pending legal proceedings and other contingencies that cannot be predicted. In accordance with GAAP, if a liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time, we make an estimate of material loss contingencies and establish reserves based on our assessment. Subsequent developments in legal proceedings may affect our assessment. The accrual of a loss contingency adversely affects our results of operations in the period in which a liability is recognized. This could also have an adverse impact on our cash flows in the period during which damages are paid.

For a discussion of these matters, please refer to Note 16, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

New regulations related to conflict minerals could adversely impact our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions designed to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of the Congo ("DRC") and adjoining countries. In August 2012, the SEC promulgated new disclosure and reporting requirements for companies who use conflict minerals in their products. Complying with these new disclosure and reporting requirements requires us to incur substantial costs and expenditures to conduct due diligence to determine the sources of conflict minerals used in our products. Moreover, these requirements may result in changes to the sourcing practices of our customers which may require the identification and qualification of alternate sourcing for the components of products we manufacture, which could impact the availability of, or cause increases in the price of, materials used in our products. We may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to verify the origin of conflict minerals used in our products through the procedures we implemented. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, there can be no assurance that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices.

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

In 2010, the United States federal government enacted comprehensive health care reform legislation. Due to the breadth and complexity of this legislation, as well as the phased-in nature of its implementation and lack of interpretive guidance, it is difficult for the Company to predict the effects it will have on our business over the coming years. There can be no assurance that our operating results will not be adversely affected by increased costs, expanded liability exposure and requirements that change the ways we provide healthcare and other benefits to our employees.

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

We may in the future experience significant fluctuations in our quarterly operating results attributable to a variety of factors. Such factors include but are not limited to:

•	Changes in demand for our products;

•	Introduction, enhancement or announcement of products by us or our competitors;

•	Market acceptance of our new products;

•	The growth rates of certain market segments in which we compete;

•	Size, timing and shipment terms of significant orders;

•	Difficulties with our technical programs;

•	Budgeting cycles of customers;

•	Mix of distribution channels;

•	Mix of products and services sold;

•	Mix of domestic and international revenues;

•	Fluctuations in currency exchange rates;

•	Changes in the level of operating expenses;

•	Changes in our sales incentive plans;

•	Changes in tax laws in the jurisdictions in which we conduct business;

•	Inventory obsolescence;

•	Accrual of contract losses;

•	Fluctuations in oil and utility costs;

•	Completion or announcement of acquisitions; and

•	General economic conditions in regions in which we conduct business.

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

Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and other factors that may cause the Company's actual results and financial condition to differ materially from those expressed or implied in the forward-looking statements. Such risks, uncertainties and other factors include, among others: (i) changes in domestic and foreign economic and competitive conditions in markets served by the Company, particularly the defense, commercial aviation and industrial production markets; (ii) changes in government and customer priorities and requirements (including cost-cutting initiatives, government and customer shut-downs, the potential deferral of awards, terminations or reductions of expenditures to respond to the priorities of Congress and the Administration, or budgetary cuts resulting from Congressional actions or automatic sequestration); (iii) changes in geopolitical conditions in countries where the Company does or intends to do business; (iv) the successful conclusion of competitions for government programs and thereafter contract negotiations with government authorities, both foreign and domestic; (v) the existence of standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; (vi) the resolution of government inquiries or investigations; (vii) risks and uncertainties associated with the successful implementation and ramp up of significant new programs; (viii) potential difficulties associated with variable acceptance test results, given sensitive production materials and extreme test parameters; (ix) the receipt and successful execution of production orders for the U.S. government JPF contract, including the exercise of all contract options and receipt of orders from allied militaries, as all have been assumed in connection with goodwill impairment evaluations; (x) the continued support of the existing K-MAX® helicopter fleet, including sale of existing K-MAX® spare parts inventory; (xi) the accuracy of current cost estimates associated with environmental remediation activities; (xii) the profitable integration of acquired businesses into the Company's operations; (xiii) the ability to implement our ERP systems in a cost-effective and efficient manner, limiting disruption to our business and allowing us to capture their planned benefits while maintaining an adequate internal control environment; (xiv) changes in supplier sales or vendor incentive policies; (xv) the effects of price increases or decreases; (xvi) the effects of pension regulations, pension plan assumptions, pension plan asset performance and future contributions; (xvii) future levels of indebtedness and capital expenditures; (xviii) the continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs for such items; (xix) the effects of currency exchange rates and foreign competition on future operations; (xx) changes in laws and regulations, taxes, interest rates, inflation rates and general business conditions; (xxi) future repurchases and/or issuances of common stock; and (xxii) other risks and uncertainties set forth in the Company's annual, quarterly and current reports, proxy statements and other filings with the SEC.

Any forward-looking information provided in this report should be considered with these factors in mind. We assume no obligation to update any forward-looking statements contained in this report.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our facilities are generally suitable for, and adequate to serve, their intended uses. At December 31, 2014, we occupied major facilities at the following principal locations:

Segment	Location	Property Type (1)
Aerospace	Jacksonville, Florida	Leased - Manufacturing & Office
	Chihuahua, Mexico	Leased - Manufacturing & Office
	Wichita, Kansas	Leased - Manufacturing & Office
	Darwen, Lancashire, United Kingdom	Leased - Manufacturing & Office
	Hyde, Greater Manchester, United Kingdom	Leased - Manufacturing & Office
	Burnley, Lancashire, United Kingdom	Leased - Manufacturing & Office
	Orlando, Florida	Owned - Manufacturing & Office
	Everett, Washington	Leased - Office
	Höchstadt, Germany	Owned - Manufacturing & Office
	Middletown, Connecticut	Owned - Manufacturing & Office
	Bloomfield, Connecticut	Owned - Manufacturing, Office & Service Center
	Bennington, Vermont	Owned - Manufacturing & Office

Distribution	Bloomfield, Connecticut	Owned - Office
	Ontario, California	Leased - Distribution Center & Office
	Albany, New York	Leased - Distribution Center & Office
	Savannah, Georgia	Leased - Distribution Center & Office
	Salt Lake City, Utah	Leased - Distribution Center & Office
	Louisville, Kentucky	Leased - Distribution Center & Office
	Gurabo, Puerto Rico	Leased - Distribution Center & Office
	Bolingbrook, Illinois	Leased - Office & Branch
	Rochester, New York	Leased - Office & Branch
	Akron, Ohio	Leased - Office

Corporate	Bloomfield, Connecticut	Owned - Office & Information Technology Back-Up Data Center

Square Feet
Distribution (2)	2,273,742
Aerospace	1,834,548
Corporate (3)	103,041
Total	4,211,331

(1)	Owned facilities are unencumbered.

(2)	The Distribution segment also has over 240 branches located across the United States and in Puerto Rico, generally operating in leased facilities.

(3)	We occupy a 40,000 square foot corporate headquarters building, 38,000 square foot mixed use building and 8,000 square foot data center in Bloomfield, Connecticut.

ITEM 3.    LEGAL PROCEEDINGS

General

From time to time, as a normal incident of the nature and kinds of businesses in which the Company and its subsidiaries are, and were, engaged, various claims or charges are asserted and legal proceedings are commenced by or against the Company and/or one or more of its subsidiaries. Claimed amounts may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals related to those matters for which we consider a loss to be both probable and reasonably estimable. Gain contingencies, if any, are not recognized until they are realized. Legal costs are generally expensed when incurred.

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

While it is not possible to predict the outcome of these matters with certainty, based upon available information, management believes that all settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in legal proceedings and that can be reasonably estimated are accrued for at December 31, 2014. Despite this analysis, there can be no assurance that the final outcome of these matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Except as set forth below, as of December 31, 2014, neither the Company nor any of its subsidiaries is a party, nor is any of its or their property subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company and its subsidiaries. Additional information relating to certain of these matters is set forth in Note 16, Commitments and Contingencies of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Wichita Matter

As previously disclosed, the U.S. District Court for the District of Kansas issued a grand jury subpoena in 2011 to Plastic Fabricating Company, Inc. (“PlasticFab”), an indirect wholly owned subsidiary of the Company now known as Kaman Composites - Wichita, Inc., regarding a government investigation of record keeping associated with the manufacture of certain composite parts at PlasticFab's facility located in Wichita, Kansas. The subpoena required information related to the period January 1, 2006, through June 30, 2008. On October 21, 2014, the U.S. Attorney's Office for the District of Kansas and PlasticFab entered into a civil settlement agreement pursuant to which PlasticFab, without admitting any wrongdoing, agreed to pay $0.5 million, all of which was previously accrued. The U.S. Attorney's Office for the District of Kansas has also informed PlasticFab that it is closing its files and will conduct no further investigation relating to this matter.

Environmental Matters

The Company and its subsidiaries are subject to numerous U.S. Federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. We are currently named as a potentially responsible party at one site. While it is not possible to predict the outcome of these proceedings, in the opinion of management, any payments we may be required to make as a result of all such claims in existence at December 31, 2014, will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Information concerning mine safety violations required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") and Item 104 of Regulation S-K was not required for this Annual Report on Form 10-K as there were no reportable violations during 2014.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET, DIVIDEND AND SHAREHOLDER INFORMATION

Our Common Stock is traded on the New York Stock Exchange under the symbol "KAMN".  As of January 30, 2015, there were 3,527 registered holders of our Common Stock. Holders of the Company’s Common Stock are eligible to participate in the Computershare Shareowner Services program, which offers a variety of services including dividend reinvestment. A booklet describing the program may be obtained by contacting Computershare at (800) 522-6645 or via the web at www.cpushareownerservices.com.

The following table sets forth the high, low and closing sale prices per share of the Company’s Common Stock and the dividends declared for the periods indicated:

	Market Quotations
	High	Low	Close	Dividend Declared
2014
First quarter	$41.77	$37.83	$40.02	$0.16
Second quarter	44.60	39.19	42.87	0.16
Third quarter	43.47	38.62	39.70	0.16
Fourth quarter	43.49	37.43	40.09	0.16
2013
First quarter	$38.62	$34.14	$35.47	$0.16
Second quarter	35.90	32.16	34.56	0.16
Third quarter	39.91	34.45	37.70	0.16
Fourth quarter	40.35	36.41	39.73	0.16

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about purchases of Common Stock by the Company during the three months ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (a)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
September 27, 2014 – October 24, 2014	—	—	—	964,757
October 25, 2014 – November 21, 2014	201	$41.52	—	964,757
November 22, 2014 – December 31, 2014	—	—	—	964,757
Total	201		—
(a) In November 2000, our Board of Directors approved a replenishment of the Company's stock repurchase program providing for repurchase of an aggregate of 1.4 million shares of Common Stock for use in the administration of our stock plans and for general corporate purposes (the "November 2000 stock repurchase program").

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2014, concerning Common Stock issuable under the Company’s equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2003 Stock Incentive Plan	720,651	$29.24	—
2013 Management Incentive Plan	183,440	39.22	1,733,205
Employees Stock Purchase Plan	—	—	388,632
Equity compensation plans not approved by security holders	—	—	—
Total	904,091	$31.26	2,121,837

PERFORMANCE GRAPH

Following is a comparison of our total shareholder return for the period 2009 – 2014 compared to the S&P 600 Small Cap Index and the Russell 2000 Small Cap Index. The performance graph does not include a published industry or line-of-business index or peer group of similar issuers because during the performance period the Company was conducting operations in diverse lines of business and we do not believe a meaningful industry index or peer group can be reasonably identified. Accordingly, as permitted by regulation, the graph includes the S&P 600 Small Cap Index and the Russell 2000 Small Cap Index, both of which are comprised of issuers with market capitalizations generally similar to that of the Company.

	2009	2010	2011	2012	2013	2014
Kaman Corporation	100.00	128.60	123.30	169.24	185.97	190.65
S&P Small Cap 600	100.00	126.31	127.59	145.57	209.74	221.81
Russell 2000	100.00	126.81	121.52	141.42	196.32	205.93

ITEM 6.     SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL DATA
(in thousands, except per share amounts, shareholders and employees)

	2014[1,6,7]	2013[2,6,7]	2012[3,6,7]	2011[4,6,7]	2010[5,6,7]
OPERATIONS
Net sales from continuing operations	$1,794,962	$1,653,921	$1,563,342	$1,452,182	$1,277,441
Operating income from continuing operations	110,507	103,346	91,589	86,819	57,332
Earnings before income taxes from continuing operations	96,502	90,654	79,695	75,541	55,091
Income tax expense	30,722	31,588	26,748	26,214	20,091
Earnings from continuing operations	65,780	59,066	52,947	49,327	35,000
Earnings (loss) from discontinued operations, net of taxes	(2,924)	(2,386)	755	1,815	611
Gain (loss) on disposal of discontinued operations, net of taxes	(4,984)	420	1,323	—	—
Net earnings	$57,872	$57,100	$55,025	$51,142	$35,611
FINANCIAL POSITION
Current assets	$662,256	$665,205	$618,045	$600,102	$584,953
Current liabilities	221,724	227,956	223,952	218,698	221,845
Working capital	440,532	437,249	394,093	381,404	363,108
Property, plant and equipment, net	147,825	148,508	128,669	111,895	89,719
Total assets	1,201,205	1,140,631	1,096,993	996,398	895,757
Long-term debt, excluding current portion	271,232	264,655	249,585	198,522	140,443
Shareholders’ equity	517,665	511,292	420,193	373,071	362,670
PER SHARE AMOUNTS
Basic earnings per share from continuing operations	$2.43	$2.21	$2.00	$1.88	$1.35
Basic earnings per share from discontinued operations	(0.11)	(0.09)	0.03	0.07	0.02
Basic earnings per share from disposal of discontinued operations	(0.18)	0.02	0.05	—	—
Basic earnings per share	$2.14	$2.14	$2.08	$1.95	$1.37
Diluted earnings per share from continuing operations	$2.37	$2.17	$1.99	$1.86	$1.34
Diluted earnings per share from discontinued operations	(0.11)	(0.09)	0.03	0.07	0.02
Diluted earnings per share from disposal of discontinued operations	(0.18)	0.02	0.05	—	—
Diluted earnings per share	$2.08	$2.10	$2.07	$1.93	$1.36
Dividends declared	$0.64	$0.64	$0.64	$0.60	$0.56
Shareholders’ equity	19.08	19.04	15.79	14.22	13.93
Market price range – High	44.60	40.35	37.54	38.40	30.00
Market price range – Low	37.43	32.16	26.10	25.73	20.97
AVERAGE SHARES OUTSTANDING
Basic	27,053	26,744	26,425	26,246	25,928
Diluted	27,777	27,143	26,622	26,500	26,104
GENERAL STATISTICS
Registered shareholders	3,532	3,642	3,685	3,813	3,879
Employees	4,797	4,743	5,007	4,614	4,269
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

1.
Results for 2014 include the sale of the Distribution segment's Mexican operations for $9.6 million on December 19, 2014. The net loss of $5.3 million resulting from the sale is included in the loss on disposal of discontinued operations for 2014. Additionally, we incurred $2.2 million of costs associated with the sale of our Moosup facility.

2.
Results for 2013 include a $2.1 million non-cash non-tax deductible charge for the impairment of goodwill related to VT Composites and a gain on discontinued operations due to a $0.4 million favorable tax result versus previous estimates and other activity related to the settlement of the closing balance sheet of the Distribution segment's Canadian operations.

3.
Results for 2012 include the sale of certain assets and certain liabilities of the Distribution segment's Canadian operations for $8.7 million on December 31, 2012, resulting in a net gain of $1.3 million. Additionally, we recorded $3.3 million of net loss related to the resolution of an Aerospace segment program related matter.

4.
Results for 2011 include $6.2 million in expense recognized in the fourth quarter related to the settlement of the FMU-143 matter and the non-recurring benefit of $2.4 million recognized in the first quarter of 2011 resulting from the death of a former executive.

5.
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

6.	The Company sold the Distribution segment's Mexican operations on December 19, 2014. The results of these discontinued operations have been reported as such in the table.

7.
The Company sold substantially all assets and liabilities of the Distribution segment's Canadian operations on December 31, 2012. The results of these discontinued operations have been reported as such in the table.

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

OVERVIEW OF BUSINESS

Kaman Corporation conducts business through two business segments:

•
The Distribution segment is a leading power transmission, motion control, electrical and automation, and fluid power industrial distributor with operations throughout the United States. We provide products including bearings, mechanical and electrical power transmission, fluid power, motion control, automation, material handling components, electrical control and power distribution, and MRO supplies to a broad spectrum of industrial markets throughout the United States.

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

Company financial performance

•	Net sales from continuing operations increased 8.5% compared to the prior year.

•	Earnings from continuing operations increased 11.4% compared to the prior year.

•	Diluted earnings per share from continuing operations increased to $2.37 in 2014 compared to $2.17 in the prior year.

•	Cash flows provided by operating activities from continuing operations were $109.1 million for 2014, an increase of $44.2 million when compared to the prior year.

•	Both our Distribution segment and our Aerospace segment had record annual sales from continuing operations of $1,162 million and $633.0 million, respectively.

Acquisitions and Divestitures

•
On February 2, 2015, the Company announced that its Distribution segment acquired substantially all the operating assets of G.C. Fabrication, Inc. (GCF) of Northvale, New Jersey. GCF is a premier Schneider Electric/Square D distributor and carries a variety of electrical power, automation, process controls, specialized HVAC, water and wastewater systems, communication and networking devices from a premier set of global manufacturers.

•	On December 19, 2014, the Company's Distribution segment sold its Mexico business unit Delamac de Mexico, S.A. de C.V. (“Delamac”) to Rodamientos y Accesorios S.A. de C.V (RYASA) of Mexico.

•
On April 25, 2014, the Company acquired specific assets of B.W. Rogers Company, headquartered in Akron, Ohio. B.W. Rogers is a tri-motion distributor of Parker Hannifin motion and control products and represents many other premium manufacturers.

Other key events

•
During the fourth quarter, the New Zealand Ministry of Defence (MoD) accepted the first three SH-2G(I) Super Seasprite helicopters for the New Zealand Defence Force (NZDF). Acceptance occurred at Kaman’s Bloomfield, Connecticut facility.

•
During the fourth quarter, we were awarded a contract modification in the amount of $28.9 million for the procurement of Joint Programmable Fuzes (JPF). The award is a follow-on order raising the total under Option 11 of the JPF contract with the U.S. Air Force (USAF) to approximately $90.0 million.

•
In November 2014, the Company was awarded an extension to its current contract with Bell Helicopter to manufacture skin and skin to core components for several of Bell’s commercial helicopter models. This three-year follow on contract has an expected value in excess of $24.0 million.

•
During the fourth quarter, the Company entered into a contract with General Dynamics Canada to remanufacture and upgrade four Kaman SH-2G Super Seasprite aircraft and provide support for the operation of a fifth aircraft for the Peruvian Navy. The program value to Kaman is expected to exceed $40.0 million.

•	On October 21, 2014, the Company entered into a civil settlement agreement with the U.S. Attorney's Office for the District of Kansas, associated with a matter at its Wichita facility.

•	On September 18, 2014, the Company held its first Investor Day in New York City.

•	On September 12, 2014, the Company announced that its subsidiary, Kaman Aerospace Corporation, sold its former manufacturing facility in Moosup, Connecticut, to TD Development, LLC.

•	During the third quarter of 2014, the Company settled its revenue sharing agreement with the Commonwealth of Australia for $5.3 million.

•	In April 2014, production of the Aerospace segment's specialty bearings in Germany was moved to a new state-of-the-art manufacturing facility in Höchstadt, Germany.

•	In March 2014, the Company completed the move of its U.K. Tooling facility to a purpose-built facility in Burnley Lancashire, United Kingdom.

•	On February 25, 2014, the Company announced that the Aerospace segment opened a new engineering services office at the Clemson University Restoration Institute campus (CURI) in North Charleston, S.C.

Outlook

Our outlook for 2015 reveals strong sales growth at our Distribution segment, while our Aerospace segment is expected to have low single digit growth. Our Aerospace segment will continue to navigate through a period of transition, while certain legacy defense programs ramp down and others come to an end. The outlook for consolidated operating profit reflects strong underlying performance, offset by anticipated costs associated with pension, ERP and group health expense. Our 2015 outlook is as follows:

•	Distribution:

•	Sales of $1,250 million to $1,280 million

•	Operating margins of 4.9% to 5.2%

•	Aerospace:

•	Sales of $635 million to $655 million

•	Operating margins of 16.8% to 17.2%

•	Interest expense of approximately $13 million

•	Corporate expenses of $52 million to $53 million

•	Estimated annualized tax rate of approximately 34%

•	Depreciation and amortization expense of approximately $40 million

•	Capital expenditures of $30 million to $40 million

•	Free cash flow of $75 million to $90 million

	2015 Outlook
In millions
Free Cash Flow(a):
Net cash provided by operating activities	$105.0	to	$130.0
Expenditures for property, plant and equipment	30.0	to	40.0
Free Cash Flow	$75.0	to	$90.0

(a) Free Cash Flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less expenditures for property, plant and equipment, both of which are presented in our consolidated statements of cash flows. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures, in this Form 10-K.

RESULTS OF CONTINUING OPERATIONS

Consolidated Results

Net Sales from Continuing Operations

	2014	2013	2012
In thousands
Distribution	$1,161,992	$1,039,954	$982,573
Aerospace	632,970	613,967	580,769
Total	$1,794,962	$1,653,921	$1,563,342
$ change	$141,041	$90,579	$111,160
% change	8.5%	5.8%	7.7%
The following table details the components of the above changes as a percentage of consolidated net sales:

	2014	2013	2012

Organic Sales:
Distribution	2.0%	(1.0)%	(0.4)%
Aerospace	1.1%	2.1%	0.8%
Total Organic Sales	3.1%	1.1%	0.4%

Acquisition Sales:
Distribution	5.4%	4.7%	5.8%
Aerospace	—%	—%	1.5%
Total Acquisition Sales	5.4%	4.7%	7.3%

% change in net sales	8.5%	5.8%	7.7%

The increase in net sales from continuing operations for 2014 as compared to 2013 was attributable to an increase in organic sales at both our Aerospace and Distribution segments and the contribution of $89.4 million in sales from our Distribution segment acquisitions completed in 2014 and 2013. Foreign currency exchange rates had a $2.4 million favorable impact on sales from continuing operations during 2014.

The increase in net sales from continuing operations for 2013 as compared to 2012 was attributable to an increase in organic sales at our Aerospace segment and the contribution of $72.6 million in sales from our Distribution segment acquisitions completed in 2013 and 2012, partially offset by lower organic sales at our Distribution segment. Foreign currency exchange rates had a $0.3 million favorable impact on sales from continuing operations during 2013.

See Segment Results of Operations and Financial Condition below for further discussion of segment net sales.

Gross Profit from Continuing Operations

	2014	2013	2012
In thousands
Gross profit	$507,939	$463,311	$435,095
$ change	44,628	28,216	28,573
% change	9.6%	6.5%	7.0%
% of net sales	28.3%	28.0%	27.8%

Gross profit from continuing operations increased in 2014 primarily due to the contribution of $25.7 million of gross profit from the Distribution segment's 2014 and 2013 acquisitions and a combined 4.2% organic growth in Aerospace and Distribution segment gross profit. Contributing to the Aerospace segment's improved gross profit were the higher sales on the SH-2G(I) contract with New Zealand and higher sales of our commercial bearing products. These program/product profit increases of $16.6 million, which were in addition to the acquisition related gross profit noted above, were partially offset by $10.7 million related to the decrease in military bearing product sales and lower margin on the JPF as a result of decreased commercial sales to foreign militaries in 2014. The Distribution segment's organic gross profit increase was primarily due to increases in the machinery manufacturing, transportation equipment manufacturing and paper manufacturing industries partially offset by computer and electronic manufacturing industry.

Gross profit from continuing operations increased in 2013 primarily due to the increase in sales and profit for both military and commercial products/programs at our Aerospace segment and the contribution of $21.8 million of gross profit from our 2012 and 2013 acquisitions. Contributing to the Aerospace segment's improved gross profit were the incremental profit associated with higher sales of our bearing products and the gross profit associated with the initial recognition of revenue on the SH-2G(I) contract with New Zealand. These increases of $16.1 million, which were in addition to the acquisition related gross profit noted above, were partially offset by the decline in organic gross profit at the Distribution segment of approximately $10.6 million. The decline in the Distribution segment's organic gross profit was primarily due to decreases in the food and beverage manufacturing markets.

Selling, General & Administrative Expenses (S,G&A) from Continuing Operations

	2014	2013	2012
In thousands
S,G&A	$397,199	$357,752	$343,396
$ change	39,447	14,356	23,965
% change	11.0%	4.2%	7.5%
% of net sales	22.1%	21.6%	22.0%

S,G&A increased for the year ended December 31, 2014, as compared to 2013. The following table details the components of this change:

	2014	2013	2012

Organic S,G&A:
Distribution	2.5%	(0.9)%	0.7%
Aerospace	0.2%	0.5%	(3.0)%
Corporate	2.5%	(0.4)%	2.6%
Total Organic S,G&A	5.2%	(0.8)%	0.3%

Acquisition S,G&A:
Distribution	5.8%	5.0%	5.9%
Aerospace	—%	—%	1.3%
Corporate	—%	—%	—%
Total Acquisition S,G&A	5.8%	5.0%	7.2%

% change in S,G&A	11.0%	4.2%	7.5%

S,G&A expenses associated with continuing operations increased for 2014 as compared to 2013 primarily due to $20.8 million of expenses related to our 2014 and 2013 acquisitions, a $9.2 million increase in corporate expenses and higher expenses at our Distribution segment. The increase in corporate expenses was driven by costs related to the sale of our Moosup facility, higher salary and wage expense, higher incentive compensation costs, higher campus costs and an increase in professional service fees. Higher Distribution segment costs related to higher employee related incentive costs, higher salary and wage expenses primarily associated with the expansion of our sales force and higher depreciation related to the new enterprise-wide business system ("ERP").

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

Goodwill Impairment

	2014	2013	2012
In thousands
Goodwill impairment	$—	$2,071	$—

During 2013, we recorded a non-cash non-tax deductible goodwill impairment charge of $2.1 million for our VT Composites reporting unit. This represented 11% of the reporting unit's total goodwill balance and reduced the carrying value of goodwill to its implied fair value. This charge has been included in the 2013 operating results of the Company's Aerospace segment. No such charges were taken in 2014 or 2012.

Operating Income from Continuing Operations

	2014	2013	2012
In thousands
Operating income	$110,507	$103,346	$91,589
$ change	7,161	11,757	4,770
% change	6.9%	12.8%	5.5%
% of net sales	6.2%	6.2%	5.9%

The increase in operating income from continuing operations for 2014 as compared to 2013 was driven by increases at both our Aerospace and Distribution segments. The increase in operating income from continuing operations for 2013 as compared to 2012 was driven by an increase at our Aerospace segment. See Segment Results of Operations and Financial Condition below for further discussion of segment operating income.

Interest Expense, Net

	2014	2013	2012
In thousands
Interest expense, net	$13,382	$12,294	$12,113

Net interest expense generally consists of interest charged on the revolving credit facility and other borrowings and the amortization of debt issuance costs, offset by interest income. The increase in net interest expense for 2014 as compared to 2013 was primarily due to higher average borrowings under our revolving credit facility. At December 31, 2014, the interest rate for outstanding amounts on both the revolving credit facility and term loan agreement was 1.70% compared to 1.72% at December 31, 2013.

The increase in net interest expense for 2013 as compared to 2012 was primarily due to higher average borrowings under our revolving credit facility. At December 31, 2013, the interest rate for outstanding amounts on both the revolving credit facility and term loan agreement was 1.72% compared to 1.75% at December 31, 2012.

Effective Income Tax Rate for Continuing Operations

	2014	2013	2012
Effective income tax rate	31.8%	34.8%	33.6%

The effective tax rate for continuing operations represents the combined federal, state and foreign tax effects attributable to pretax earnings for the year. The decrease in the effective rate for 2014 as compared to 2013 was primarily due to adjustments between the provision for taxes for 2013 and the actual returns filed.

The increase in the effective rate for 2013 as compared to 2012 was primarily due to the non-cash non-tax deductible goodwill charge and the reversal in 2012 of a liability for unrecognized tax benefits.

Gain/(Loss) on Disposal of Discontinued Operations, Net of Tax

The Company sold the Distribution segment's Mexican business unit, Delamac, on December 19, 2014. The sale resulted in a net loss on disposal of discontinued operations of $5.3 million for the year ended December 31, 2014.

The Company sold substantially all of the assets and liabilities of our Distribution segment's Canadian operations on December 31, 2012. The sale resulted in a net gain on disposal of discontinued operations of $0.3 million, $0.4 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

More information on these transactions can be found in Note 2, Discontinued Operations, in the Notes to Consolidated Financial Statements included in this Form 10-K.

Other Matters

Information regarding our various environmental remediation activities and associated accruals can be found in Note 16, Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in this Form 10-K.

SEGMENT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Distribution Segment

Our Strategy

The Distribution segment's strategy is to grow and improve margins both organically and through acquisitions, broaden and improve our product and service offerings in mechanical, electrical and fluid power, expand our geographic footprint in order to enhance our position in the competition for municipal, regional and national accounts, and to improve productivity and customer service through investments in technology and the effective integration of acquisitions.
Results of Operations

The following table presents selected financial data for our Distribution segment:

	2014	2013	2012
In thousands
Net sales from continuing operations	$1,161,992	$1,039,954	$982,573
$ change	122,038	57,381	77,794
% change	11.7%	5.8%	8.6%

Operating income	$56,765	$46,206	$49,316
$ change	10,559	(3,110)	3,187
% change	22.9%	(6.3)%	6.9%
% of net sales	4.9%	4.4%	5.0%

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

		2014	2013	2012
Organic Sales Per Sales Day (in thousands, except numbers of sales days)
Current period
Net sales from continuing operations		$1,161,992	$1,039,954	$982,573
Acquisition sales (a)		89,388	72,578	85,272
Organic sales		$1,072,604	$967,376	$897,301
Sales days		253	253	253
Organic sales per sales day for the current period	a	$4,240	$3,824	$3,547

Prior period
Net sales from the prior year		$1,039,954	$982,573	$903,153
Sales days in the prior year		253	253	253
Organic sales per sales day from the prior year	b	$4,110	$3,884	$3,570

% change in organic sales per sales day	(a-b)/b	3.2%	(1.5)%	(0.6)%

(a)Sales contributed by an acquisition are included in organic sales beginning with the thirteenth month following the date of acquisition. Prior period information is adjusted to reflect acquisition sales for that period as organic sales when calculating organic sales per sales day.

2014 versus 2013

Net sales from continuing operations for 2014 increased as compared to 2013 due to the contribution of $89.4 million in sales in 2014 from our 2014 and 2013 acquisitions and an increase in organic sales. The Distribution segment's organic sales per sales day increased in 2014 primarily due to higher sales in the machinery manufacturing, transportation equipment manufacturing and paper manufacturing industries, while the demand in computer and electronic product manufacturing partially offset these increases.

2013 versus 2012

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

Operating Income

2014 versus 2013

Operating income from continuing operations increased during 2014 as compared to 2013 primarily due to the contribution of operating income from 2014 and 2013 acquisitions, incremental gross profit associated with the increase in organic sales, the absence of $2.8 million of restructuring costs, lower pension expense and higher rebate income on our national accounts. These increases were partially offset by increased SG&A costs related to higher employee related incentive costs, and higher salary and wage expense primarily associated with the expansion of our sales force.

2013 versus 2012

Operating income from continuing operations decreased during 2013 as compared to 2012 primarily due to higher operating expenses as a result of our 2013 and 2012 acquisitions, lower volume incentives due to the reduced sales volume noted above and $2.8 million of expense associated with the restructuring in the first quarter of 2013. These decreases were partially offset by cost savings of approximately $6.4 million as a result of the restructuring.

Other Matters

Enterprise Resource Planning System ("ERP")

In July 2012, we announced our decision to invest in a new enterprise-wide business system for our Distribution segment. The current anticipated total investment in the new system is approximately $45 million, which will be spread over a number of years. Of the total investment, approximately 75% will be capitalized. Depreciation and amortization of the capitalized cost commenced in 2014 and is expected to increase over the following three to four years. In order to minimize disruptions to our ongoing operations we have developed a project plan that takes a phased approach to implementation. For the years ended December 31, 2014 and 2013, expenses incurred were approximately $0.8 million and $1.3 million, respectively, and capital expenditures were $8.0 million and $9.9 million, respectively. In 2014, the Distribution segment reached a significant milestone when our Minarik Automation & Controls facilities went live on the new system.

Aerospace Segment

Our Strategy

Our strategic goals for the Aerospace segment are built upon four objectives: Depth, Diversity, Differentiation and Development. In order to achieve these objectives, we focus our efforts on improving balance between commercial and defense program content, leveraging our broad capabilities to expand market positions, executing strategic acquisitions and increasing focused investments in our people and infrastructure to increase capabilities and drive continuous improvement. The creation of our “One Kaman” approach combines design and build capabilities to provide customers with global integrated solutions. This approach provides us with the size and strength to address larger, integrated work packages from OEMs and Tier 1 suppliers.

Results of Operations

The following table presents selected financial data for our Aerospace segment:

	2014	2013	2012
In thousands
Net sales	$632,970	$613,967	$580,769
$ change	19,003	33,198	33,366
% change	3.1%	5.7%	6.1%
Operating income	$108,697	$102,573	$89,142
$ change	6,124	13,431	8,718
% change	6.0%	15.1%	10.8%
% of net sales	17.2%	16.7%	15.3%

Net Sales

2014 versus 2013

Aerospace segment net sales increased as a result of an $11.6 million increase in sales on our commercial products/programs and a $7.4 million increase in sales on our military programs. The increase in commercial sales is primarily due to increased deliveries on commercial composite structures products/programs and higher commercial bearing product sales. These increases totaled $19.2 million and were partially offset by decreases totaling $7.5 million due to lower sales of engineering design services and a decline in sales volume of composite imaging products.

The increase in military sales was primarily attributable to higher sales under the SH-2G(I) contract with New Zealand, increased sales of our JPF to the USG and higher sales volume on the A-10 program. These increases totaled $74.5 million and were largely offset by a $67.7 million decrease in other sales, including lower commercial sales of the JPF to foreign militaries, a decline in shipments on the Sikorsky BLACK HAWK helicopter program, lower military bearing product sales and lower volume under our Boeing CH-47 inlet screen program.

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

Operating Income

2014 versus 2013
The increase in operating income for 2014 as compared to 2013 was primarily due to gross profit attributable to the revenue recognized on the SH-2G(I) program, gross margin associated with higher commercial bearing product sales and the absence of the $2.1 million non-cash non-tax deductible goodwill impairment charge recorded in 2013. These increases totaled $18.7 million and were partially offset by a $13.6 million decrease related to lower sales of military bearing products, lower margin on the JPF as a result of lower commercial sales to foreign militaries and lower margins on our tooling sales.
2013 versus 2012
The increase in operating income for 2013 as compared to 2012 was primarily due to gross profit attributable to the revenue recognized on the SH-2G(I) program, higher commercial and military bearing product sales and higher gross profit on our JPF program. Additionally, operating income benefited from the absence of the $3.3 million net loss related to the resolution of a program related matter in 2012. These product/program profit increases totaled $24.7 million. The higher profit contributions were partially offset by a $7.5 million gross profit reduction related to lower sales of engineering design services and Sikorsky BLACK HAWK helicopter cockpits combined with a $2.1 million non-cash non-tax deductible goodwill impairment charge. Additionally, SG&A expense increased $3.6 million, which was partially due to a $2.0 million increase in research and development expense.
Long-Term Contracts

For long-term aerospace contracts, we generally recognize sales and income based on the percentage-of-completion method of accounting, which allows for recognition of revenue as work on a contract progresses. We recognize sales and profit based on either (1) the cost-to-cost method, which results in costs being reported as cost of sales as incurred and sales (and profit) being recorded based upon the ratio of costs incurred to estimated total costs to complete the contract, or (2) the units-of-delivery method, which results in sales being recognized as deliveries are made and cost of sales being computed on the basis of the estimated ratio of total contract cost to total contract sales.

Revenue and cost estimates for all significant long-term contracts for which revenue is recognized using the percentage-of-completion method of accounting are reviewed and reassessed quarterly. Based upon these reviews, we record the effects of adjustments in profit estimates each period. If at any time management determines that in the case of a particular contract total costs will exceed total contract revenue, we record a provision for the entire anticipated contract loss at that time. The net increase in our operating income from changes in contract estimates totaled $1.9 million for the year ended December 31, 2014. The increase in 2014 was primarily a result of improved performance on the New Zealand SH-2G(I) program, the JPF program and a mix of composite programs. These improvements were slightly offset by cost growth on the Sikorsky BLACK

HAWK helicopter program. The net decrease in operating income from changes in contract estimates totaled $3.0 million for the year ended December 31, 2013 and $4.7 million for the year ended December 31, 2012. The decrease in 2013 was primarily driven by cost growth on aerostructure assemblies and the decrease in 2012 was due to cost growth on our JPF program.

Backlog

	2014	2013	2012
In thousands
Backlog	$518,025	$601,954	$531,923

The backlog balance decreased from 2013 to 2014, primarily due to work performed on the SH-2G(I) New Zealand program and deliveries of BLACK HAWK helicopter cockpits. These reductions were partially offset by new orders under our JPF program.

The backlog balance increased from 2012 to 2013, primarily due to the $120.6 million contract for the sale of ten SH-2G(I) aircraft, spare parts, a full mission flight simulator, and related logistics support to the New Zealand Ministry of Defence and an increase of $34 million related to our USG JPF program. These increases were partially offset by deliveries of bearing products and fuzes under our JPF program.

Major Programs/Product Lines

Defense Markets

A-10

The segment has contracted with Boeing to produce the wing control surfaces (inboard and outboard flaps, slats and deceleron assemblies) for the U.S. Air Force’s A-10 fleet. This contract has a potential value of over $110.0 million; however, annual quantities will vary, as they are dependent upon the orders Boeing receives from the U.S. Air Force. Initial deliveries under this program began in the third quarter of 2010 and full rate production began during the fourth quarter of 2012. Through December 31, 2014, 104 shipsets have been delivered over the life of the program. The Department of Defense Fiscal Year 2015 Budget has eliminated funding for the A-10 fleet; however, a final determination as to the future of this program has not been made and there is congressional support for its continuation. We continue to monitor the defense budget and understand that the future of this program could be at risk without the continued support of Congress. As of the date of this filing, we believe congressional support remains strong and we have confidence that this program will continue. We received orders for additional shipsets in January 2014, and through the date of this filing we have not received any indication from our customer that this program will be terminated. Tooling and non-recurring costs on this program are being amortized over 242 shipsets, the number of shipsets expected to be delivered under this program. At December 31, 2014, our program backlog was $31.6 million, representing approximately 70 shipsets, and total program inventory was $19.3 million, of which a significant portion may not be recoverable in the event of a contract termination.

Bearings

Our bearings products are included on numerous military platforms manufactured in North America, Asia and Europe. These products are used as original equipment and/or specified as replacement parts by the manufacturers. The most significant portion of our military bearings sales is derived from U.S. military platforms, such as the AH-64 helicopter, Virginia Class submarine and JSF aircraft, and sales in Europe for the Typhoon program. These products are primarily proprietary self-lubricating, ball and roller bearings for aircraft flight controls, turbine engines, and landing gear, and helicopter driveline couplings.

BLACK HAWK

The Sikorsky BLACK HAWK helicopter cockpit program involves the manufacture of cockpits including the installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines, and the composite structure that holds the windscreen for most models of the BLACK HAWK helicopter. As a result of lower customer demand, we delivered only 84 cockpits this year as compared to the 114 cockpits delivered in 2013. Included in backlog at December 31, 2014, is $52.2 million for orders on this program. We anticipate delivering 67 cockpits in 2015.

AH-1Z

The segment manufactures cabins for the increased capability AH-1Z attack helicopter, which is produced by Bell Helicopter for the U.S. Marine Corps. The cabin is the largest and most complex airframe structure utilized in the final assembly of the AH-1Z helicopter and has not been manufactured new since 1995. The first cabin was delivered in the fourth quarter of 2013. During the first quarter of 2014, Bell conducted the first test flight for the re-designed AH-1Z helicopter. To date, technical issues have precluded us from completing the cabins prior to making delivery; however, we have provided Bell with substantially complete cabins to allow Bell to continue with its production of initial aircraft. Revenue on this program is recognized based upon customer acceptance of delivered cabins. Our total program inventory is $39.3 million at December 31, 2014. We currently have $14.0 million in backlog for orders under this program; however, with potential follow-on options the program value could exceed $200.0 million.

C-17

The segment manufactured structural wing subassemblies for the Boeing C-17. During 2014, we completed deliveries of the final seven shipsets and do not expect to receive any additional orders.

SH-2G Programs

Egypt
During the third quarter of 2014 the segment completed work under a program for depot level maintenance and upgrades for nine Kaman SH-2G(E) helicopters originally delivered to the Egyptian government during the 1990s. We do not anticipate receiving additional funding under this program at this time.

New Zealand
On May 6, 2013, we announced that the New Zealand Ministry of Defence ("MoD") entered into a $120.6 million contract for the purchase of ten SH-2G(I) Super Seasprite aircraft, spare parts, a full mission flight simulator, and related logistics support. The contract calls for the aircraft to be delivered over a period of approximately three years. During the fourth quarter of 2014, the first three upgraded SH-2G(I) aircraft were accepted by the New Zealand MoD.

Peru
During the fourth quarter of 2014, we entered into a contract with General Dynamics Canada to remanufacture and upgrade four Kaman SH-2G Super Seasprite aircraft and provide support for the operation of a fifth aircraft for the Peruvian Navy. The program value to Kaman is expected to exceed $40 million. Total backlog at December 31, 2014, is $8.7 million.

FMU-152 – Joint Programmable Fuze (“JPF”)

We manufacture the JPF, an electro-mechanical bomb safe and arming device, which allows the settings of a weapon to be programmed in flight. During 2014, we were awarded approximately $90.0 million of USAF sales orders under Option 11 of our contract with the US Government, for fuzes to be delivered in 2015 and 2016. Total JPF backlog at December 31, 2014, is $115.2 million.

A total of 6,855 fuzes passed acceptance testing and were delivered to our customers during the fourth quarter of 2014, for a total of 24,333 fuzes delivered in 2014. We occasionally experience lot acceptance test failures due to the complexity of the product and the extreme parameters of the acceptance test. Given the maturity of the product, we now generally experience isolated failures, rather than systematic ones. As a result, identifying a root cause can take longer and result in inconsistent delivery quantities from quarter to quarter. We expect to deliver 20,000 to 26,000 fuzes in 2015.

Commercial Markets

777 / 767

In January 2015, we signed a multi-year follow-on contract with Boeing for the production of fixed trailing edge ("FTE") assemblies for the Boeing 777 and 767 commercial aircraft. To date, Kaman has provided more than 1,000 FTE kits and assemblies for each of the 777 and 767 programs since 1995 and 1986, respectively. During 2014, on average we delivered nine ship sets per month on the Boeing 777 platform and one ship set per month on the Boeing 767 platform. For 2015, we estimate deliveries on the 777 program to be eight shipsets per month and on the 767 program to be one and one-half shipsets per month. The total contract value is estimated to be in excess of $75 million; however, annual quantities will vary, as they are dependent upon the orders Boeing receives from its customers.

Airbus

Our U.K. Composites operations provide composite components for many Airbus platforms. The most significant of these are the A320, A330, A340 and A350. Orders for all of these platforms are dependent on the customer’s build rate.

Bearings

Our bearings products are included on commercial airliners and regional/business jets manufactured in North and South America, Europe and Asia and are used as original equipment and/or specified as replacement parts by airlines and aircraft manufacturers. These products are primarily proprietary self-lubricating, ball and roller bearings for aircraft flight controls, turbine engines, landing gear, and helicopter driveline couplings. The most significant portion of our commercial sales is derived from Boeing and Airbus platforms, such as the Boeing 737, 747, 777 and 787 and the Airbus A320, A330, A350 and A380.
Bell Helicopter

In November 2014, we were awarded an extension to our current contract with Bell Helicopter to manufacture skin and skin to core components for several of Bell’s commercial helicopter models. This three-year follow on contract has an expected value in excess of $24.0 million. The components are manufactured at our full-service aerospace innovation and manufacturing support center in Bloomfield, Connecticut. At December 31, 2014, $5.9 million was included in backlog for orders under this program. Annual quantities for this program will vary, as they are dependent upon the orders Bell receives from its customers.

Engineering Design Services

The Company offers engineering design services to Aerospace OEM customers. Engineering design service programs generate revenue primarily through the billing of employees' time spent on customer projects. Our engineers provide value to new aircraft development and product improvement programs. While we have seen a decline in sales levels for these services in recent years, we have sought out expansion opportunities, as evidenced by the opening of our new office in North Charleston, South Carolina during 2014.

Learjet 85

In 2010, our U.K. Composites operation was awarded a contract to manufacture composite passenger entry and over-wing exit doors for the Learjet 85, a mid-sized business jet built primarily from composites and featuring advances in aerodynamics, structures and efficiency. We began delivery during the second quarter of 2013. In April 2014, Bombardier conducted the first test flight for the Learjet 85. However, in January 2015, Bombardier Inc. announced a "pause" of its Learjet 85 business aircraft program. This program is currently in a "stop work" status.

747-8 Wing-to-Body Fairing

The segment has contracted with Boeing Canada Winnipeg to manufacture and assemble two major sections of the 747-8 Wing-to-Body Fairing. Initial production for these components will occur at our Jacksonville facility and upon completion these components will be delivered directly to Boeing's wide-body assembly line in Everett, Washington. The contract has potential value, depending on production rates, in excess of $60.0 million. Initial deliveries under this program began in the second quarter of 2014 and we shipped six shipsets in 2014. We expect to ship 16 shipsets in 2015.

K-MAX®

During 2014, we announced that our Aerospace segment is soliciting interest in new K-MAX® aircraft. We believe there is demand for new aircraft to support firefighting, logging or any industry requiring repetitive aerial lift capabilities, and the K-MAX® is extremely well suited for all of these industrial applications. Since our announcement in the first half of the year, several potential customers have expressed interest in acquiring new aircraft.

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

We continue to rely upon bank financing as an important source of liquidity for our business activities including acquisitions. We believe this, when combined with cash generated from operating activities, will be sufficient to support our anticipated cash requirements for the foreseeable future. However, we may decide to raise additional debt or equity capital to support other business activities including potential future acquisitions. We anticipate our capital expenditures will be approximately $30.0 to $40.0 million in 2015, primarily related to machinery and equipment and information technology infrastructure.
In addition to our working capital requirements, one or more of the following items could have an impact on our liquidity during the next 12 months:

•
the matters described in Note 16, Commitments and Contingencies, in the Notes to Consolidated Financial Statements, including the cost of existing environmental remediation matters and deposits required to be made to the environmental escrow for the Moosup facility sold in 2014;

•	contributions to our qualified pension plan and Supplemental Employees’ Retirement Plan (“SERP”);

•	costs associated with the start-up of new aerospace programs; and

•	the extension of payment terms by our customers.

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

Management regularly monitors its pension plan asset performance and the assumptions used in the determination of our benefit obligation, comparing them to actual experience. We continue to believe the assumptions selected are valid due to the long-term nature of our benefit obligation.

In 2013, the Company signed a $120.6 million contract to resell ten of the former Australian SH-2G(A) (now designated SH-2G(I)) aircraft, a full mission flight simulator, and related logistics support to the New Zealand MoD. Pursuant to the terms of the revenue sharing agreement with the Commonwealth of Australia, the Company was to share proceeds from the resale with the Commonwealth on a predetermined basis. During the third quarter of 2014, the Company settled the revenue sharing agreement with the Commonwealth of Australia and made a final payment of $5.3 million. As a result, no further revenue sharing payments will be due to the Commonwealth of Australia as the Company sells the remainder of the SH-2G(I) inventory. Over the course of the revenue sharing agreement, net of the benefits derived from our hedging arrangements, the Company paid approximately $32.1 million to the Commonwealth of Australia.

Upon entering into the sales contract with the New Zealand MoD, we agreed to provide unconditional letters of credit for the receipt of advance payments on this program. As we perform under the contract and meet certain predetermined milestones, the letter of credit requirements will be gradually reduced. As of December 31, 2014, the letter of credit balance associated with this program was $54.5 million.

A summary of our consolidated cash flows from continuing operations is as follows:

	2014	2013	2012	14 vs. 13	13 vs. 12
(in thousands)
Total cash provided by (used in):
Operating activities	$109,089	$64,840	$85,824	$44,249	$(20,984)
Investing activities	(100,059)	(61,219)	(116,851)	(38,840)	55,632
Financing activities	(3,538)	(8,115)	39,640	4,577	(47,755)

Free Cash Flow(a) :
Net cash provided by (used in) operating activities	$109,089	$64,840	$85,824	$44,249	$(20,984)
Expenditures for property, plant and equipment	(28,283)	(40,852)	(32,386)	12,569	(8,466)
Free cash flow	$80,806	$23,988	$53,438	$56,818	$(29,450)

(a) Free Cash Flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less expenditures for property plant and equipment, both of which are presented in our consolidated statements of cash flows. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures, in this Form 10-K.

2014 vs. 2013

Net cash provided by operating activities of continuing operations increased $44.2 million in 2014 compared to 2013, primarily due to proceeds from the sales of SH-2G(I) inventory as we continue to perform under the New Zealand program and JPF program inventories and an increase in earnings from continuing operations, driven by increased operating income at both our segments. These changes are partially offset by the reduction of advances on contracts as we achieve milestones on certain Aerospace segment programs.

Net cash used in investing activities of continuing operations increased $38.8 million due to a $59.5 million increase in cash used for acquisitions, partially offset by a decrease of $12.6 million in cash used for the purchase of property, plant and equipment and $8.9 million in proceeds received from the sale of our Distribution segment's Mexico business unit, Delamac.

Net cash used in financing activities of continuing operations decreased $4.6 million primarily due to the repayment of borrowings under our revolving credit facility due to the significant cash flow generation for the year.

2013 vs. 2012

Net cash provided by operating activities of continuing operations decreased $21.0 million in 2013 compared to 2012, primarily due to an increase in accounts receivable balances at both segments, partially due to approximately $16.0 million of outstanding receivables with foreign customers associated with our Aerospace segment's JPF program which was collected subsequent to year end. Offsetting the decrease in cash provided was a lower use of cash for accounts payable, primarily related to inventory buys made in the fourth quarter.

Net cash used in investing activities of continuing operations decreased $55.6 million due to a $69.5 million decrease in cash used for acquisitions, partially offset by an increase of $8.5 million in cash used for the purchase of property, plant and equipment, including the new ERP system at our Distribution segment and improvements to the Company's corporate facilities.

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

Financing Arrangements

Credit Agreement

On November 20, 2012, we entered into a Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and RBS Citizens, N.A. as Co-Syndication Agents, J.P. Morgan Securities LLC (“J.P. Morgan Securities”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) and RBS Citizens, N.A. as Joint Bookrunners and Joint Lead Arrangers, and the other lenders named therein (collectively, the “Lenders”), which expires on July 31, 2017. The Credit Agreement replaced our then existing $275.0 million Amended and Restated Revolving Credit Agreement and $42.5 million Second Amended and Restated Term Loan Credit Agreement.

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

Interest rates on amounts outstanding under the Credit Agreement are variable. At December 31, 2014 and 2013, the interest rates for the outstanding amounts on the Credit Agreement were 1.70% and 1.72%, respectively. In addition, we are required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.200% to 0.325% per annum, based on the Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement). Fees for outstanding letters of credit range from 1.250% to 2.125%, based on the Consolidated Senior Secured Leverage Ratio.

The financial covenants associated with the Credit Agreement include a requirement that (i) the ratio of Consolidated Senior Secured Indebtedness to Consolidated EBITDA, as defined in the Credit Agreement, cannot be greater than 3.50 to 1.00, (ii) the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, as defined in the Credit Agreement, cannot be greater than 4.00 to 1.00, and (iii) the ratio of Consolidated EBITDA to to the sum of (a) all interest, premium payments, debt discounts, fees, charges and related expenses and (b) the portion of rent expense under capital leases that is treated as interest expense, as defined in the Credit Agreement, cannot be less than 4.00 to 1.00. The Company was in compliance with those financial covenants as of and for the quarter ended December 31, 2014, and management does not anticipate noncompliance in the foreseeable future.

Total average bank borrowings under our revolving credit facility and term loan facility during the year ended December 31, 2014, were $214.8 million compared to $188.8 million for the year ended December 31, 2013. As of December 31, 2014 and 2013, there was $248.6 million and $285.6 million available for borrowing, respectively, net of letters of credit. Letters of credit are generally considered borrowings for purposes of calculating available borrowings. A total of $59.2 million and $36.8 million in letters of credit was outstanding as of December 31, 2014 and 2013, respectively. The letter of credit balance related to the SH-2G(I) New Zealand sales contract was $54.5 million at December 31, 2014. We expect the letter of credit balance related to the SH-2G(I) New Zealand sales contract to be released in the second half of 2015.

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

The following table illustrates the conversion rate at each date:

	December 31, 2014	December 31, 2013
Convertible Notes
Conversion Rate per $1,000 principal amount (1)	29.6876	29.6292
Conversion Price (2)	$33.68	$33.75
Contingent Conversion Price (3)	$43.79	$43.88
Aggregate shares to be issued upon conversion (4)	3,414,074	3,407,357
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

The following table illustrates the warrant price at each date:

	December 31, 2014	December 31, 2013
Warrants
Warrant Price	$44.05	$44.14

The note payable principal balance at the date of issuance of $115.0 million was bifurcated into the debt component of $101.7 million and the equity component of $13.3 million. The difference between the note payable principal balance and the value of the debt component is being accreted to interest expense over a period of 7 years. The debt component was recognized at the present value of associated cash flows discounted using a 5.25% discount rate, the borrowing rate at the date of issuance for a similar debt instrument without a conversion feature. We recorded $0.5 million of debt issuance costs as an offset to additional paid-in capital. The balance, $3.1 million, is being amortized over the term of the notes. Total amortization expense for the years ended December 31, 2014, 2013, and 2012 was $0.5 million.

The following table illustrates the dilutive effect of securities issued under the convertible debt and warrants at various theoretical average share prices for our stock as of December 31, 2014:

	Theoretical Average Share Price of Kaman Stock
	$33.68	$40.00	$44.05	$45.00	$50.00
Dilutive Shares associated with:
Convertible Debt	—	539,074	803,309	858,518	1,114,074
Warrants	—	—	—	72,196	406,384
Total dilutive shares	—	539,074	803,309	930,714	1,520,458

Debt Issuance Costs

Total expense associated with the amortization of debt issuance costs for the years ended December 31, 2014, 2013 and 2012, was $1.1 million, $1.1 million and $1.3 million, respectively.

Interest Rate Swaps

During 2013, we entered into interest rate swap agreements for the purposes of hedging the eight quarterly variable-rate Term Loan interest payments due in 2014 and 2015. These interest rate swap agreements were designated as cash flow hedges and intended to manage interest rate risk associated with our variable-rate borrowings and minimize the impact on our earnings and cash flows of interest rate fluctuations attributable to changes in LIBOR rates. For the year ended December 31, 2014, there was $0.4 million of interest expense associated with the interest rate swap agreements. There was no additional interest expense associated with interest rate swap agreements in 2013.

Other Sources/Uses of Capital

Pension

We contributed $10.0 million to the qualified pension plan and $0.8 million to the SERP during 2014. In 2013, we contributed $10.0 million to the qualified pension plan and $2.3 million to the SERP. In 2015, we have contributed $10.0 million to the qualified pension plan (as of the date of this filing) and do not anticipate making any further contributions this year. We expect to contribute $0.5 million to the SERP in 2015.

Acquisitions

The following table illustrates the cash paid for acquisitions:

	For the year ended December 31,
	2014	2013	2012
In thousands
Cash paid for acquisitions completed during the year	$70,948	$17,284	$74,465
Cash paid for holdback payments during the year	3,060	828	11,951
Earnout and other payments during the year	3,610	50	1,205
Total cash paid for acquisitions	$77,618	$18,162	$87,621

Total consideration for the acquisitions completed in 2014 was $71.9 million, with $1.4 million remaining to be paid to sellers representing holdback provisions. Total consideration for acquisitions completed in 2013 and 2012 was $17.8 million and $76.8 million, respectively. We anticipate that we will continue to identify and evaluate potential acquisition candidates, the purchase of which may require the use of additional capital.

Stock Repurchase Plan

In November 2000, our Board of Directors approved a replenishment of our stock repurchase program, providing for repurchase of an aggregate of 1.4 million common shares for use in administration of our stock plans and for general corporate purposes. During 2014, 2013 and 2012, there were no shares repurchased under this program. At December 31, 2014, approximately 1.0 million shares remained authorized for repurchase under this program.

NON-GAAP FINANCIAL MEASURES

Management believes that the non-GAAP measures used in this report on Form 10-K provide investors with important perspectives into our ongoing business performance. We do not intend for the information to be considered in isolation or as a substitute for the related GAAP measures. Other companies may define the measures differently. We define the non-GAAP measures used in this report and other disclosures as follows:
Organic Sales per Sales Day
Organic sales per sales day is defined as GAAP “Net sales of the Distribution segment”, less sales derived from acquisitions completed during the preceding twelve months, divided by the number of sales days in a given period. Sales days are the number of business days that the Distribution segment’s branch locations were open for business and exclude weekends and holidays. Management believes sales per sales day provides an important perspective on how net sales may be impacted by the number of days the segment is open for business. Management uses organic sales per sales day as a measurement to compare periods in which the numbers of sales days differ.
Free Cash Flow
Free cash flow is defined as GAAP “Net cash provided by (used in) operating activities” less “Expenditures for property, plant & equipment”, both of which are presented in our Consolidated Statements of Cash Flows. Management believes free cash flow provides an important perspective on the cash available for dividends to shareholders, debt repayment, and acquisitions after making capital investments required to support ongoing business operations and long-term value creation. Free cash flow does not represent the residual cash flow available for discretionary expenditures as it excludes certain mandatory expenditures such as repayment of maturing debt. Management uses free cash flow internally to assess both business performance and overall liquidity.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

The following table summarizes certain of the Company’s contractual obligations as of December 31, 2014:

	Payments due by period (in millions)
Contractual Obligations	Total	Within 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$172.0	$10.0	$162.0	$—	$—
Convertible notes	115.0	—	115.0	—	—
Interest payments on debt (a)	31.4	11.5	14.8	3.3	1.8
Operating leases	67.0	22.4	27.2	9.1	8.3
Purchase obligations (b)	131.0	99.0	30.9	1.1	—
Other long-term obligations (c)	52.1	17.0	15.0	4.6	15.5
Planned funding of pension and SERP (d)	19.4	10.5	3.5	1.0	4.4
Total	$587.9	$170.4	$368.4	$19.1	$30.0

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

(b)
This category includes purchase commitments to suppliers for materials and supplies as part of the ordinary course of business, consulting arrangements and support services. Only obligations of at least $50,000 are included.

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

Off-Balance Sheet Arrangements

The following table summarizes our off-balance sheet arrangements:

	Payments due by period (in millions)
	Total	Within 1 year	1-3 years	3-5 years	More than 5 years
Acquisition earn-out (1)	$1.5	$1.5	$—	$—	$—
Total	$1.5	$1.5	$—	$—	$—

(1)
The obligation to pay earn-out amounts depends upon the attainment of specific milestones by an aerospace operating unit acquired in 2002. To date we have paid $18.0 million in earn-outs of the total potential amount of $25.0 million for this acquisition.

As of December 31, 2014, we had $59.2 million of outstanding standby letters of credit under the Credit Agreement, $54.5 million of which related to the New Zealand sales contract.

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

While we do not believe there is a reasonable likelihood there will be a material change in estimates or assumptions used to calculate our long-term revenues and costs, estimating the percentage of work complete on certain programs is a complex task. As a result, changes to these estimates could have a significant impact on our results of operations. These programs include the SH-2G(I) New Zealand program, the Sikorsky BLACK HAWK program, the JPF program, the Boeing A-10 program, the AH-1Z program and our other Bell Helicopter programs and several other programs. Estimating the ultimate total cost of these programs is challenging due to the complexity of the programs, the increase in production of new programs, the nature of the materials needed to complete these programs, change orders related to the programs and the need to manage our customers’ expectations. These programs are an important element in our continuing strategy to increase operating efficiencies and profitability as well as broaden our business base. Management continues to monitor and update program cost estimates quarterly for these contracts. A significant change in an estimate on one or more of these programs could have a material effect on our financial position and results of operations. The net increase in our operating income from changes in contract estimates totaled $1.9 million for the year ended December 31, 2014. The net decrease in our operating income from changes in contract estimates totaled $3.0 million for the year ended December 31, 2013, and $4.7 million for the year ended December 31, 2012.

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

As of December 31, 2014 and 2013, our allowance for doubtful accounts was $3.2 million and $3.8 million, respectively. Receivables written off, net of recoveries, in 2014 and 2013 were $1.9 million and $1.0 million, respectively.

Currently we do not believe that we have a significant amount of risk relative to the allowance for doubtful accounts. A 10% change in the allowance would have a $0.3 million effect on pre-tax earnings.

Inventory Valuation
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions

We have five types of inventory (a) merchandise for resale, (b) raw materials, (c) contracts in process, (d) other work in process, and (e) finished goods. Merchandise for resale and raw materials are stated at the lower of the cost of the inventory or its fair market value. Contracts in process, other work in process and finished goods are valued at production cost comprised of material, labor and overhead, including general and administrative expenses on certain government contracts. Contracts in process, other work in process, and finished goods are reported at the lower of cost or net realizable value. Raw material includes certain general stock materials but primarily relates to purchases that were made in anticipation of specific programs that have not been started as of the balance sheet date.

The process for evaluating inventory obsolescence or market value often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business. We adjust our inventory by the difference between the estimated market value and the actual cost of our inventory to arrive at net realizable value. Changes in estimates of future sales volume may necessitate future write-downs of inventory value. The K-MAX® inventory balance, consisting of work in process and finished goods, was $17.2 million as of December 31, 2014. We believe it is stated at net realizable value, although lack of demand for spare parts in the future could result in additional write-downs of the inventory value. Overall, management believes that our inventory is appropriately valued and not subject to further obsolescence in the near term.

On May 8, 2013, we announced that the New Zealand MoD entered into a $120.6 million contract for the purchase of ten SH-2G(I) Super Seasprite aircraft, spare parts, a full mission flight simulator, and related logistics support. Although a substantial portion of the SH-2G(I) inventory will be used in the performance of this new contract, management believes that $21.9 million of the SH-2G(I) inventory will be sold after December 31, 2015, based upon the time needed to prepare the aircraft for sale and the requirements of our customer. Additionally, an estimated $4.1 million of inventory will remain after completion of this program. This balance represents one aircraft and various spare parts.

Inventory valuation at our Distribution segment generally requires less subjective management judgment than the valuation of certain inventory in the Aerospace segment.

Management reviews the K-MAX® inventory balance on an annual basis to determine whether any additional write-downs are necessary. If such a write-down were to occur, this could have a significant impact on our operating results. A 10% write-down of the December 31, 2014, inventory balance would have affected pre-tax earnings by approximately $1.7 million in 2014.

Goodwill and Other Intangible Assets
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions
 Goodwill and certain intangible assets that have indefinite lives are evaluated at least annually for impairment. The annual evaluation is generally performed during the fourth quarter, using forecast information. All intangible assets are also reviewed for possible impairment whenever changes in conditions indicate that their carrying value may not be recoverable. For reporting units that qualify for a qualitative assessment, management will perform the two-step impairment test after a period of three years has elapsed since its last evaluation.
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

During 2014, the Company performed a reevaluation of its reporting units for the purpose of its annual goodwill assessment. The Company reorganized its metallic and composite aerostructures businesses, as well as its engineering design and air, vehicle and maintenance, repair and overhaul businesses, into a new entity called Kaman Aerosystems. An impairment test was performed for all reporting units carrying goodwill prior to the creation of the new reporting unit. The results of this impairment analysis were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. Immediately after this test, these reporting units were reorganized into a new reporting unit, Aerosystems, which is the reporting unit used for the purpose of our annual assessment of goodwill for impairment in 2014.

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

For step one of the two-step impairment test, management estimated the fair value of the reporting units using an income methodology based on management's estimates of forecasted cash flows, with those cash flows discounted to present value using rates commensurate with the risks associated with those cash flows. In addition, management used a market-based valuation method involving analysis of market multiples of revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) for (i) a group of comparable public companies and (ii) recent transactions, if any, involving comparable companies. In estimating the fair value of the reporting units, a weighing of 80% to the income approach and 20% to the market-based valuation method was selected, consistent with prior year. A higher weighting was applied to the estimate derived from the income approach as it is based on Management's assumptions specific for the reporting units, which are the outcome of an internal planning process. While the guideline companies in the market based valuation method have comparability to the reporting units, they may not fully reflect the market share, product portfolio and operations of the reporting units.

For the Aerosystems reporting unit, we performed the Step One test and the percentage by which the fair value exceeded the carrying value was 16%. A decrease of 1% in our terminal growth rate or an increase of 1% in our discount rate would not result in a fair value calculation less than the carrying value.

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
The carrying value of goodwill as of December 31, 2014, was $141.6 million and $97.0 million for the Distribution and Aerospace segments, respectively. The Aerospace specific reporting units contributing to the total goodwill balance were as follows: Precision Products Orlando facility ("KPP-Orlando"), $34.4 million; Specialty Bearings RWG Frankenjura-Industrie Flugwerklager GMBH ("RWG"), $6.6 million; and Aerosystems $56.0 million. See Note 9, Goodwill and Other Intangible Assets, Net, in the Notes to Consolidated Financial Statements for additional information regarding these assets. The carrying value of other intangible assets as of December 31, 2014, was $57.3 million and $37.2 million for the Distribution and Aerospace segments, respectively.

In performing our step one test for the Aerosystems reporting unit, we used an assumed terminal growth rate of 3.0%. The discount rate utilized to reflect the risk and uncertainty in the financial markets and specifically in our internally developed earnings projections was 12.0% for this reporting unit. Changes in these estimates and assumptions could materially affect the results of our tests for goodwill impairment.

Under Step Two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The results of the Aerosystems Step 1 test indicated that the Company did not need to proceed to Step 2.

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
LTIP awards provide certain senior executives an opportunity to receive award payments, generally in cash. For each performance cycle, the Company’s financial results are compared to the Russell 2000 indices for the same periods based upon the following: (a) average return on total capital, (b) earnings per share growth and (c) total return to shareholders. No awards will be payable unless the Company’s performance is at least in the 25th percentile of the designated indices. The maximum award is payable if performance reaches the 75th percentile of the designated indices. Awards will be paid out at 100% at the 50th percentile. Awards for performance between the 25th and 75th percentiles are determined by straight-line interpolation.
In order to estimate the liability associated with LTIP awards, management must make assumptions as to how our current performance compares to current Russell 2000 data based upon the Russell 2000’s historical results. This analysis is performed on a quarterly basis. When sufficient Russell 2000 data for a year is available, which typically will not be until May or June of the following year, management will adjust the liability to reflect its best estimate of the total award. Actual results could differ significantly from management’s estimates. The total estimated liability as of December 31, 2014, was $16.0 million.

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

If actual results are not consistent with the assumptions used, the share-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the share-based compensation. A 10% change in our share-based compensation expense for the year ended December 31, 2014, would have affected pre-tax earnings by approximately $0.5 million in 2014. Due to the timing of availability of the Russell 2000 data, there is a risk that the amount we have recorded as LTIP expense could be different from the actual payout. A 10.0 percentage point increase in the total performance factor earned for our LTIP would result in a reduction of 2014 pretax earnings of $1.6 million.

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

Expenses and liabilities associated with each of these plans are determined based upon actuarial valuations. Integral to these actuarial valuations are a variety of assumptions including expected return on plan assets and discount rate. We regularly review these assumptions, which are updated at the measurement date, December 31st. In accordance with generally accepted accounting principles, the impact of differences between actual results and the assumptions are accumulated and generally amortized over future periods, which will affect expense recognized in future periods. While reviewing our assumptions, we considered the new mortality data issued by the Society of Actuaries in 2014. We reviewed the size and demographics of the population of the plan and determined the RP-2000 Scale AA Generational based mortality table was best suited to our plan.

Additionally, the Company previously used the Citigroup Discount Yield Curve in generating its discount rate assumption. As part of the Company's annual evaluation of it's assumptions, the Citigroup Above Median Double-A Curve was deemed to be a more appropriate basis for generating our discount rate assumption, as the future cash flows of the plan are more closely aligned to the Above Median Double-A Curve.

The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the pension obligation. For 2014, management determined the Citigroup Above Median Double-A Curve to be most appropriate for our discount rate assumptions. This index was designed to provide a market average discount rate to assist plan sponsors in valuing the liabilities associated with postretirement obligations. Additionally, we reviewed the changes in the general level of interest rates since the last measurement date noting that overall rates had decreased when compared to 2013.

Based upon this information, we used a 3.80% discount rate as of December 31, 2014, for the qualified defined benefit pension plan. This rate takes into consideration the participants in our pension plan and the anticipated payment stream as compared to the Citigroup Above Median Double-A Curve. For the SERP, we used the same methodology as the pension plan and derived a discount rate of 3.15% in 2014 for the benefit obligation. The difference in the discount rates is primarily due to the expected duration of SERP payments, which is shorter than the anticipated duration of benefit payments to be made to the average participant in the pension plan. The qualified defined benefit pension plan and SERP used discount rates of 4.60% and 3.60% at December 31, 2013, respectively, for purposes of calculating the benefit obligation.

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

A lower discount rate increases the present value of benefit obligations and increases pension expense. A one percentage point decrease in the assumed discount rate would have increased pension expense in 2014 by $7.0 million. A one percentage point increase in the assumed discount rate would have decreased pension expense in 2014 by $3.4 million.

A lower expected rate of return on pension plan assets would increase pension expense. For 2014 and 2013, the expected rate of return on plan assets was 7.5%. A one-percentage point increase/decrease in the assumed return on pension plan assets would have changed pension expense in 2014 by approximately $5.5 million. During 2014, the actual return on pension plan assets of 11.4% was higher than our expected rate of return on pension plan assets of 7.5%.

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

As of December 31, 2014, we had recognized $57.2 million of deferred tax assets, net of valuation allowances. A portion of this amount, $2.7 million, is related to a capital loss recorded on the disposition of our Distribution segment’s Mexico operations. The realization of these benefits is dependent in part on future taxable capital gains and tax planning strategies designed to realize the benefit associated with the capital loss. For those U.S. states where the expiration of tax loss or credit carryforwards or the projected operating results indicates that realization is not likely, a valuation allowance is provided.

Management believes that sufficient income will be earned in the future to realize deferred income tax assets, net of valuation allowances recorded. The realization of these deferred tax assets can be impacted by changes to tax laws or statutory tax rates and future taxable income levels.

Our effective tax rate on earnings from continuing operations was 31.8% for 2014. Our effective tax rate is based on expected or reported income or loss, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are valid and defensible, we believe that certain positions may not prevail if challenged. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit or changes in tax legislation. Our effective tax rate includes the impact of reserve provisions and changes to reserves that we consider appropriate. This rate is then applied to our quarterly operating results. In the event that there is a significant unusual or one-time item recognized in our operating results, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or one-time item.

We do not anticipate a significant change in our unrecognized tax benefits within the next twelve months. We file tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including 2008. It is our policy to record interest and penalties on unrecognized tax benefits as income taxes.  A one percent increase/decrease in our tax rate would affect our 2014 earnings by $1.0 million.

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

At December 31, 2014, amounts accrued for known environmental remediation costs were $10.6 million. A 10% change in this accrual would have impacted pre-tax earnings by $1.1 million. Further information about our environmental costs is provided in Note 10, Environmental Costs, in the Notes to Consolidated Financial Statements.

RECENT ACCOUNTING STANDARDS

A summary of recent accounting standards is included in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

SELECTED QUARTERLY FINANCIAL DATA

	First	Second	Third	Fourth	Total
2014	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share amounts)
Net sales	$407,958	$453,018	$456,055	$477,931	$1,794,962
Gross profit	114,000	128,549	129,365	$136,025	507,939
Earnings from continuing operations	11,944	16,709	15,797	$21,330	65,780
Loss from discontinued operations, net of tax	(487)	(515)	(924)	$(998)	(2,924)
Gain (loss) on disposal of discontinued operations, net of tax	—	379	(94)	(5,269)	(4,984)
Net earnings	$11,457	$16,573	$14,779	$15,063	$57,872
Basic earnings (loss) per share:
From continuing operations	$0.45	$0.62	$0.58	$0.79	$2.43
From discontinued operations	(0.02)	(0.02)	(0.03)	(0.04)	(0.11)
From disposal of discontinued operations	—	0.01	—	(0.19)	(0.18)
Basic earnings per share	$0.43	$0.61	$0.55	$0.56	$2.14
Diluted earnings (loss) per share:
From continuing operations	$0.44	$0.61	$0.57	$0.77	$2.37
From discontinued operations	(0.02)	(0.02)	(0.04)	(0.04)	(0.11)
From disposal of discontinued operations	—	0.01	—	(0.19)	(0.18)
Diluted earnings per share	$0.42	$0.60	$0.53	$0.54	$2.08

	First	Second	Third	Fourth	Total
2013	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share amounts)
Net sales	$380,842	$425,219	$416,820	$431,040	$1,653,921
Gross profit	108,803	120,352	118,333	115,823	463,311
Earnings from continuing operations	7,284	18,590	19,685	13,507	59,066
Loss from discontinued operations, net of tax	(130)	(698)	(926)	(632)	(2,386)
Gain on disposal of discontinued operations, net of tax	—	—	420	—	420
Net earnings	$7,154	$17,892	$19,179	$12,875	$57,100
Basic earnings (loss) per share:
From continuing operations	$0.27	$0.70	$0.74	$0.50	$2.21
From discontinued operations	—	(0.03)	(0.04)	(0.02)	(0.09)
From disposal of discontinued operations	—	—	0.02	—	0.02
Basic earnings per share	$0.27	$0.67	$0.72	$0.48	$2.14
Diluted earnings (loss) per share:
From continuing operations	$0.26	$0.70	$0.72	$0.49	$2.17
From discontinued operations	—	(0.03)	(0.04)	(0.02)	(0.09)
From disposal of discontinued operations	—	—	0.02	—	0.02
Diluted earnings per share	$0.26	$0.67	$0.70	$0.47	$2.10

Included within certain quarterly results are a variety of unusual or significant adjustments that may affect comparability. The most significant of such adjustments are described below as well as within Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements. Additionally, due to the nature of the earnings per share calculation, the sum of quarterly earnings per share data may not equal the cumulative earnings per share data for the year. The 2013 quarterly results have been restated to reflect the disposal of Delamac during the current year.

Nonrecurring items within the 2014 quarterly results are as follows: fourth quarter, a $5.3 million loss on disposal of discontinued operations, net of tax related to the sale of Delamac; third quarter, $2.2 million of costs associated with the sale of our Moosup facility.

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

Foreign Currencies

We have manufacturing, sales, and distribution facilities in various locations throughout the world. As a result, we make investments and conduct business transactions denominated in various currencies, including the U.S. dollar, the British pound, the European euro, the Mexican peso, and the Australian dollar. Total annual foreign sales from continuing operations, including foreign export sales, averaged approximately $212.9 million over the last three years. More than half of our foreign sales are to Europe. Foreign sales from continuing operations represented 13.6% of consolidated net sales from continuing operations in 2014. We estimate a hypothetical 10% adverse change in foreign currency exchange rates relative to the U.S dollar for 2014 would have had an unfavorable impact of $8.6 million on sales and a $0.1 million unfavorable impact on operating income. We manage foreign currency exposures that are associated with committed foreign currency purchases and sales and other assets and liabilities created in the normal course of business at the subsidiary operations level. Sometimes we may, through the use of forward contracts, hedge the price risk associated with committed and forecasted foreign denominated payments and rates. Historically the use of these forward contracts has been minimal. We do not use derivatives for speculative or trading purposes.

Interest Rates

Our primary exposure to interest rate risk results from our outstanding debt obligations. The level of fees and interest charged on revolving credit commitments and borrowings are based upon leverage levels and market interest rates.

Our principal debt facilities are contained within a variable rate credit agreement that provides a $400.0 million revolving credit facility and a $100.0 million term loan commitment. Both these agreements were entered into on November 20, 2012, and expire on July 31, 2017. Total average bank borrowings for 2014 were $214.8 million. The impact of a hypothetical 100 basis point increase in the interest rates on our average bank borrowings would have resulted in a $2.1 million increase in interest expense.

In November 2010, we issued $115.0 million convertible unsecured senior notes due on November 15, 2017, in a private placement offering. These notes bear 3.25% interest per annum on the principal amount, payable semiannually in arrears on November 15 and May 15 of each year, beginning on May 15, 2011, and have an effective interest rate of 5.25%.

From time to time we will enter into interest rate swap contracts for the purpose of securing a fixed interest rate on our variable interest rate borrowings. These contracts allow us to create certainty related to future cash flows as they relate to fluctuations in LIBOR rates and the impact they have on interest payments on our variable rate debt.

Commodity Prices

We are exposed to volatility in the price of raw materials used in certain manufacturing operations as well as a variety of items procured by our distribution business. These raw materials include, but are not limited to, aluminum, titanium, nickel, copper and other specialty metals. We manage our exposure related to these price changes through strategic procurement practices.

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Kaman Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of shareholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Kaman Corporation and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control over Financial Reporting, management has excluded B.W. Rogers Company (the “Acquired Business”) from its assessment of internal control over financial reporting as of December 31, 2014 because it was acquired by the Company through a purchase business combination during 2014. We have also excluded the Acquired Business from our audit of internal control over financial reporting. The Acquired Business is a wholly-owned subsidiary whose total assets and total revenues represent 5% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
February 23, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Kaman Corporation:
We have audited the accompanying consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows of Kaman Corporation and subsidiaries for the year ended December 31, 2012. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of Kaman Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Kaman Corporation and subsidiaries for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Hartford, Connecticut
February 25, 2013

CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$12,411	$10,384
Accounts receivable, net	234,648	205,873
Inventories	359,741	390,495
Deferred income taxes	25,888	30,128
Income tax refunds receivable	—	2,297
Other current assets	29,568	26,028
Total current assets	662,256	665,205
Property, plant and equipment, net of accumulated depreciation of $183,829 and $167,282, respectively	147,825	148,508
Goodwill	238,581	203,923
Other intangible assets, net	94,491	89,449
Deferred income taxes	34,784	10,287
Other assets	23,268	23,259
Total assets	$1,201,205	$1,140,631
Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable	$—	$559
Current portion of long-term debt	10,000	10,000
Accounts payable – trade	116,787	119,482
Accrued salaries and wages	42,214	33,677
Advances on contracts	2,406	9,470
Other accruals and payables	47,583	54,095
Income taxes payable	2,734	673
Total current liabilities	221,724	227,956
Long-term debt, excluding current portion	271,232	264,655
Deferred income taxes	3,391	3,855
Underfunded pension	141,546	85,835
Other long-term liabilities	45,647	47,038
Commitments and contingencies (Note 16)
Shareholders' equity:
Preferred stock, $1 par value, 200,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; voting; 27,518,226 and 27,189,922 shares issued, respectively	27,518	27,190
Additional paid-in capital	145,845	133,517
Retained earnings	479,984	439,441
Accumulated other comprehensive income (loss)	(126,261)	(81,121)
Less 385,942 and 330,487 shares of common stock, respectively, held in treasury, at cost	(9,421)	(7,735)
Total shareholders’ equity	517,665	511,292
Total liabilities and shareholders’ equity	$1,201,205	$1,140,631

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts)

	For the Year Ended December 31,
	2014	2013	2012
Net sales	$1,794,962	$1,653,921	$1,563,342
Cost of sales	1,287,023	1,190,610	1,128,247
Gross profit	507,939	463,311	435,095
Selling, general and administrative expenses	397,199	357,752	343,396
Goodwill impairment	—	2,071	—
Net loss on sale of assets	233	142	110
Operating income from continuing operations	110,507	103,346	91,589
Interest expense, net	13,382	12,294	12,113
Other expense (income), net	623	398	(219)
Earnings from continuing operations before income taxes	96,502	90,654	79,695
Income tax expense	30,722	31,588	26,748
Earnings from continuing operations	65,780	59,066	52,947
Earnings (loss) from discontinued operations, net of taxes	(2,924)	(2,386)	755
Gain (loss) on disposal of discontinued operations, net of taxes	(4,984)	420	1,323
Total earnings (loss) from discontinued operations	(7,908)	(1,966)	2,078
Net earnings	$57,872	$57,100	$55,025
Earnings per share:
Basic earnings per share from continuing operations	$2.43	$2.21	$2.00
Basic earnings (loss) per share from discontinued operations	(0.11)	(0.09)	0.03
Basic earnings (loss) per share from disposal of discontinued operations	(0.18)	0.02	0.05
Basic earnings per share	$2.14	$2.14	$2.08
Diluted earnings per share from continuing operations	$2.37	$2.17	$1.99
Diluted earnings (loss) per share from discontinued operations	(0.11)	(0.09)	0.03
Diluted earnings (loss) per share from disposal of discontinued operations	(0.18)	0.02	0.05
Diluted earnings per share	$2.08	$2.10	$2.07
Weighted average shares outstanding:
Basic	27,053	26,744	26,425
Diluted	27,777	27,143	26,622
Dividends declared per share	$0.64	$0.64	$0.64

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands)

	For the Year Ended December 31,
	2014	2013	2012
Net earnings	$57,872	$57,100	$55,025
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(6,457)	2,296	4,850
Change in unrealized loss on derivative instruments, net of tax benefit (expense) of ($161), $38, and $33, respectively	264	(61)	(54)
Pension plan adjustments, net of tax benefit (expense) of $23,583, ($23,933), and $4,967, respectively	(38,947)	38,234	(8,440)
Total comprehensive income	$12,732	$97,569	$51,381
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders'
	Shares	$	Capital	Earnings	Income (Loss)	Shares	$	Equity
Balance at December 31, 2011	26,495,828	$26,496	$109,584	$361,389	$(117,946)	258,424	$(6,452)	$373,071
Net earnings	—	—	—	55,025	—	—	—	55,025
Other comprehensive income	—	—	—	—	(3,644)	—	—	(3,644)
Dividends	—	—	—	(16,941)	—	—	—	(16,941)
Purchase of treasury shares	—	—	—	—	—	21,343	(733)	(733)
Employee stock plans,
net of tax expense of $883	291,037	291	7,160	—	—	(9,571)	99	7,550
Share-based compensation expense	94,392	94	5,778	—	—	7,277	(7)	5,865
Balance at December 31, 2012	26,881,257	$26,881	$122,522	$399,473	$(121,590)	277,473	$(7,093)	$420,193
Net earnings	—	—	—	57,100	—	—	—	57,100
Other comprehensive income	—	—	—	—	40,469	—	—	40,469
Dividends	—	—	—	(17,132)	—	—	—	(17,132)
Purchase of treasury shares	—	—	—	—	—	18,468	(644)	(644)
Employee stock plans,
net of tax expense of $543	216,510	217	6,076	—	—	(3,825)	40	6,333
Share-based compensation expense	92,155	92	4,919	—	—	38,371	(38)	4,973
Balance at December 31, 2013	27,189,922	$27,190	$133,517	$439,441	$(81,121)	330,487	$(7,735)	$511,292
Net earnings	—	—	—	57,872	—	—	—	57,872
Other comprehensive income	—	—	—	—	(45,140)	—	—	(45,140)
Dividends	—	—	—	(17,329)	—	—	—	(17,329)
Purchase of treasury shares	—	—	—	—	—	21,312	(853)	(853)
Employee stock plans,
net of tax expense of $834	235,233	235	6,992	—	—	16,352	(815)	6,412
Share-based compensation expense	93,071	93	5,336	—	—	17,791	(18)	5,411
Balance at December 31, 2014	27,518,226	$27,518	$145,845	$479,984	$(126,261)	385,942	$(9,421)	$517,665
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands)

	For the Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Earnings from continuing operations	$65,780	$59,066	$52,947
Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	36,209	31,555	28,165
Accretion of convertible notes discount	1,931	1,833	1,738
Provision for doubtful accounts	853	1,286	530
Net loss on sale of assets	233	142	110
Goodwill impairment	—	2,071	—
Net gain (loss) on derivative instruments	1,071	178	(427)
Stock compensation expense	5,411	4,973	5,865
Excess tax (expense) benefit from share-based compensation arrangements	(834)	(543)	(883)
Deferred income taxes	1,434	2,938	(1,125)
Changes in assets and liabilities, excluding effects of acquisitions/divestitures:
Accounts receivable	(23,876)	(22,565)	27,963
Inventories	30,181	(19,707)	(18,690)
Income tax refunds receivable	2,292	(2,297)	527
Other current assets	(2,560)	1,299	4,956
Accounts payable - trade	(3,858)	12,170	211
Accrued contract losses	(1,899)	(969)	(435)
Advances on contracts	(7,065)	7,570	(577)
Other accrued expenses and payables	6,746	(10,187)	(15,806)
Income taxes payable	4,455	(2,024)	(749)
Pension liabilities	(6,380)	(3,118)	56
Other long-term liabilities	(1,035)	1,169	1,448
Net cash provided by (used in) operating activities of continuing operations	109,089	64,840	85,824
Net cash provided by (used in) operating activities of discontinued operations	(2,902)	(1,892)	(4,854)
Net cash provided by (used in) operating activities	106,187	62,948	80,970
Cash flows from investing activities:
Proceeds from sale of assets	39	100	333
Proceeds from sale of discontinued operations	7,863	—	8,743
Expenditures for property, plant & equipment	(28,283)	(40,852)	(32,386)
Acquisition of businesses including earn out adjustments, net of cash received	(77,618)	(18,162)	(87,621)
Other, net	(2,060)	(2,305)	(5,920)
Cash provided by (used in) investing activities of continuing operations	(100,059)	(61,219)	(116,851)
Cash provided by (used in) investing activities of discontinued operations	3	(56)	(1,013)
Cash provided by (used in) investing activities	(100,056)	(61,275)	(117,864)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit agreements	15,788	22,720	(11,348)
Borrowings under Term Loan Facility	—	—	100,000
Debt repayment	(10,000)	(10,000)	(35,000)
Book overdraft	1,568	(9,878)	(2,698)
Proceeds from exercise of employee stock awards	6,411	6,333	7,550
Purchase of treasury shares	(853)	(644)	(733)
Dividends paid	(17,286)	(17,091)	(16,882)
Debt issuance costs	—	(98)	(2,132)
Windfall tax (expense) benefit	834	543	883
Other	—	—	—
Cash provided by (used in) financing activities of continuing operations	(3,538)	(8,115)	39,640
Cash provided by (used in) financing activities of discontinued operations	—	—	(1,067)
Cash provided by (used in) financing activities	(3,538)	(8,115)	38,573
Net increase (decrease) in cash and cash equivalents	2,593	(6,442)	1,679
Effect of exchange rate changes on cash and cash equivalents	(566)	233	(71)
Cash and cash equivalents at beginning of period	10,384	16,593	14,985
Cash and cash equivalents at end of period	$12,411	$10,384	$16,593
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014, 2013 and 2012

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The carrying amounts of these items, as well as trade accounts payable and notes payable, approximate fair value due to the short-term maturity of these instruments. At December 31, 2014 and 2013, no individual customer accounted for more than 10% of consolidated accounts receivable or consolidated net sales. Foreign sales associated with continuing operations were approximately 13.6%, 13.9% and 10.5% of the company’s net sales in 2014, 2013 and 2012, respectively, and are concentrated in the United Kingdom, Germany, New Zealand and Asia.

Additional Cash Flow Information

Non-cash investing activities in 2014 include an accrual of $1.5 million for capital leases and $1.5 million in earn-out payments to the former owners of an aerospace acquisition. Non-cash financing activities in 2014 include an adjustment to other comprehensive income related to the underfunding of the pension and SERP plans and changes in the fair value of derivative financial instruments that qualified for hedge accounting. Additionally, non-cash financing activities in 2014 include $4.3 million of dividends declared but not yet paid. The total net adjustment was $38.7 million, net of tax of $23.4 million. Non-cash investing activities in 2013 include an accrual of $0.9 million for purchases of property and equipment and $3.5 million in earn-out payments to the former owners of an aerospace acquisition. Non-cash financing activities in 2013 include an adjustment to other comprehensive income related to the underfunding of the pension and SERP plans and changes in the fair value of derivative financial instruments that qualified for hedge accounting. The total adjustment was $39.0 million, net of tax of $23.6 million. Additionally, non-cash financing activities in 2013 include $4.3 million of dividends declared but not yet paid. Non-cash investing activities in 2012 include an accrual of $3.1 million for purchases of property and equipment. Non-cash financing activities in 2012 include an adjustment to other comprehensive income related to the underfunding of the pension and SERP plans and changes in the fair value of derivative financial instruments that qualified for hedge accounting. The total adjustment was $8.2 million, net of tax of $5.0 million. The Company describes its pension obligations in more detail in Note 14, Pension Plans. Additionally, non-cash financing activities in 2012 include $4.3 million of dividends declared but not yet paid.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2014, 2013 and 2012

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

Pre-contract costs incurred for items such as materials or tooling for anticipated contracts are included in inventory if recovery of such costs is considered probable. Thereafter, if the Company determines it will not be awarded an anticipated contract and the associated pre-contract costs cannot be applied to another program the costs are expensed immediately. Learning or start-up costs incurred in connection with existing or anticipated follow-on contracts are charged to the existing contract unless the terms of the contract permit recovery of these costs over a specific contractual term and provide for reimbursement if the contract is canceled. As of December 31, 2014 and 2013, approximately $1.4 million and $1.3 million, respectively, of pre-contract costs were included in inventory, which, in both cases, represented less than 1% of total inventory.

If it is probable that a claim with respect to change orders will result in additional contract revenue and the amount of such additional revenue can be reliably estimated, then the additional contract revenue is considered in our accounting for the program, but only if the contract provides a legal basis for the claim, the additional costs were unforeseen and not caused by deficiencies in our performance, the costs are identifiable and reasonable in view of the work performed and the evidence supporting the claim is objective and verifiable. If these requirements are met, the claim portion of the program is accounted for separately to ensure revenue from the claim is recorded only to the extent claim related costs have been incurred; accordingly, no profit with respect to such costs is recorded until the change order is formally approved. If these requirements are not met, the forecast of total contract cost at completion (which is used to calculate the gross margin rate) for the basic contract is generally increased to include all incurred and anticipated claim related costs.

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
For the Years Ended December 31, 2014, 2013 and 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cost of Sales and Selling, General and Administrative Expenses - continued

Certain inventory related costs, including purchasing costs, receiving costs and inspection costs, for the Distribution segment are not included in cost of sales. For the years ended December 31, 2014, 2013 and 2012, $3.4 million, $3.0 million and $3.0 million, respectively, of such costs are included in general and administrative expenses.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments. These investments are liquid in nature and have original maturities of three months or less. Book overdraft positions, which occur when total outstanding issued checks exceed available cash balances at a single financial institution at the end of a reporting period, are reclassified to accounts payable within the consolidated balance sheets. At December 31, 2014 and 2013, the Company had book overdrafts of $7.3 million and $5.2 million, respectively, included in accounts payable.

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
For the Years Ended December 31, 2014, 2013 and 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination and is reviewed for impairment at least annually.

Accounting Standards Codification Topic 350, "Intangibles - Goodwill and Other", ("ASC 350") permits the assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the two-step goodwill impairment test required under ASC 350. The qualitative assessment management performs takes into consideration the following factors: general economic conditions, industry specific performance, changes in carrying values of the reporting units, the assessment of assumptions used in the previous fair value calculation and changes in transaction multiples.

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

Goodwill and intangible assets with indefinite lives are evaluated annually for impairment in the fourth quarter, based on annual forecast information. Intangible assets with finite lives are amortized using the straight-line method over their estimated period of benefit. Goodwill and other intangible assets are reviewed for possible impairment whenever changes in conditions indicate that the fair value of a reporting unit is more likely than not below its carrying value. See Note 9, Goodwill and Other Intangible Assets, Net, for discussion of the goodwill impairment charge recorded in 2013. No such charges were recorded in 2014 or 2012.

Vendor Incentives

The Company’s Distribution segment enters into agreements with certain vendors providing for inventory purchase incentives that are generally earned upon achieving specified volume-purchasing levels. The Company recognizes rebate income relative to specific rebate programs as a reduction of the cost of inventory based on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress toward earning the rebate, provided that the amounts are probable and reasonably estimable. As of December 31, 2014 and 2013, total vendor incentive receivables, included in other current assets, were approximately $17.7 million and $13.9 million, respectively.

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
For the Years Ended December 31, 2014, 2013 and 2012

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

Research and Development

Government funded research expenditures (which are included in cost of sales) were $1.6 million in 2014, $3.3 million in 2013, and $7.8 million in 2012. Research and development costs not specifically covered by contracts are charged against income as incurred and included in selling, general and administrative expenses. Such costs amounted to $6.7 million, $7.2 million and $5.5 million in 2014, 2013 and 2012, respectively.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Pension Accounting

The Company accounts for its defined benefit pension plan by recognizing the overfunded or underfunded status of the plan, calculated as the difference between the plan assets and the projected benefit obligation, as an asset or liability on the balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2014, 2013 and 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Pension Accounting - continued

Expenses and liabilities associated with the plan are determined based upon actuarial valuations. Integral to the actuarial valuations are a variety of assumptions including expected return on plan assets and discount rate. The Company regularly reviews the assumptions, which are updated at the measurement date, December 31st. The impact of differences between actual results and the assumptions are accumulated and generally amortized over future periods, which will affect expense recognized in future periods. See Note 14, Pension Plans, for further information.

Recent Accounting Standards

In January 2015, the FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20)". The new standard eliminates the concept of extraordinary items and their segregation from the results of ordinary operations and expands presentation and disclosure guidance to include items that are both unusual in nature and occur infrequently. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The adoption of this standard is not expected to have a material impact to the Company's financial statements.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (ASC Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." The new standard provides guidance regarding management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

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

In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes ("ASC Topic 740") - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The objective is to end some inconsistent practices with regard to the presentation on the balance sheet of unrecognized tax benefits.The update was effective for financial statement periods beginning after December 15, 2013. The Company adopted this standard beginning January 1, 2014. There was no material impact on the Company's condensed consolidated balance sheet as of December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2014, 2013 and 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Standards - continued

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters ("ASC Topic 830") - Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." The objective is to resolve the diversity in practice with regard to whether ASC Subtopic 810-10, Consolidation - Overall or ASC Subtopic 830-30 Foreign Currency Matters - Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. The update was effective for financial statement periods beginning after December 15, 2013. The Company has adopted this standard beginning January 1, 2014. There was no impact on the Company's condensed consolidated financial statements for the period ended December 31, 2014.

2. DISCONTINUED OPERATIONS

The following table provides information regarding the results of discontinued operations:

	For the year ended December 31,
	2014	2013	2012
In thousands
Net sales of discontinued operations	$23,540	$27,885	$49,603
Income from discontinued operations	(3,806)	(2,886)	1,341
Other income (expense) from discontinued operations	(353)	(292)	(222)
Earnings (loss) from discontinued operations before income taxes	(4,159)	(3,178)	1,119
Income tax benefit/(expense)	1,235	792	(364)
Earnings (loss) from discontinued operations before gain/(loss) on disposal	(2,924)	(2,386)	755
Gain/(loss) on disposal of discontinued operations	(7,567)	—	2,645
Income tax benefit/(expense)	2,583	420	(1,322)
Net gain (loss) on disposal of discontinued operations	(4,984)	420	1,323
Earnings (loss) from discontinued operations	$(7,908)	$(1,966)	$2,078

Delamac Disposal

On December 19, 2014, the Company sold its Distribution segment's Mexico business unit, Delamac. As a result, the Company has reported the results of operations and consolidated financial position of this component as discontinued operations within the consolidated financial statements for all periods presented. The sale resulted in a net loss on disposal of discontinued operations of $5.3 million for the year ended December 31, 2014.

Canadian Operations Disposal

On December 31, 2012, the Company sold substantially all of the assets and liabilities of the Distribution segment's Canadian operations. As a result, the Company has reported the results of operations and consolidated financial position of this component as discontinued operations within the consolidated financial statements for all periods presented.

During 2014, the Company recorded earnings from discontinued operations of $0.3 million due to a pension settlement that resulted from the 2012 disposal of the Distribution segment's Canadian operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2014, 2013 and 2012

3. ACQUISITIONS

The following table illustrates cash paid for acquisitions:

	For the year ended December 31,
	2014	2013	2012
In thousands
Cash paid for acquisitions completed during the year	$70,948	$17,284	$74,465
Cash paid for holdback payments during the year	3,060	828	11,951
Earnout and other payments during the year	3,610	50	1,205
Total cash paid for acquisitions	$77,618	$18,162	$87,621

2014 Acquisitions

On April 25, 2014, the Company acquired specific assets of B.W. Rogers Company and certain affiliated entities ("B.W. Rogers"). Headquartered in Akron, Ohio, B.W. Rogers operated from twenty-one locations in seven states from the Northeast to the Midwest. The acquisition of B.W. Rogers expands the Company's capabilities in both the fluid power and automation and motion control product areas.

This acquisition was accounted for as a purchase transaction. The assets acquired and liabilities assumed were recorded based on their fair values at the date of acquisition as follows (in thousands):

Cash	$11
Accounts receivable	13,332
Inventories	9,614
Property, plant and equipment	850
Other tangible assets	784
Goodwill	37,804
Other intangible assets	16,870
Liabilities	(7,367)
Net assets acquired	71,898
Less cash received	(11)
Net consideration	$71,887

The goodwill associated with B.W. Rogers is tax deductible and is the result of expected synergies from combining the operations of the acquired business with the Company's operations and intangible assets that do not qualify for separate recognition, such as an assembled workforce. Included in the Consolidated Statements of Operations for the year ended December 31, 2014, is $73.1 million of revenue from this acquisition.

The fair value of the identifiable intangible assets of $16.9 million, consisting primarily of customer relationships, non-compete agreements and trade names, was determined using the income approach. Specifically, the discounted cash flows method was utilized for the customer relationships and non-compete agreements and the relief-from-royalty method was utilized for the trade names. The fair value of the customer relationships ($14.9 million) is broken out into two asset categories, which are amortized on a straight-line basis over periods ranging from 11 to 18 years; the fair value of the non-compete agreements ($1.1 million) is being amortized over periods ranging from 1.5 to 3 years; and the fair value of the trade name ($0.9 million) is being amortized over 8 years, the estimated useful lives of the assets.

During the third quarter of 2014, the Company acquired a small distribution business that operates in the fluid power market as a Parker distributor of pneumatic and hydraulic fluid power and motion control systems. The results of this operation are not material to the results of the Distribution segment.

Proforma results of operations have not been presented because the combined effects of the 2014 acquisitions were not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2014, 2013 and 2012

3. ACQUISITIONS (CONTINUED)

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

The goodwill associated with Northwest Hose and Ohio Gear & Transmission is tax deductible. The goodwill for the three acquisitions reflects expected synergies from combining the operations of the acquired businesses with the Company's operations and intangible assets that do not qualify for separate recognition, such as an assembled workforce. There is $28.8 million and $11.1 million of revenue from these acquisitions included in the Consolidated Statement of Operations for the years ended December 31, 2014 and 2013, respectively.

The fair value of the identifiable intangible assets of $4.8 million, consisting primarily of customer lists/relationships, non-compete agreements and trade names, was determined using the income approach. Specifically, the discounted cash flows method was utilized for the customer relationships and non-compete agreements and the relief-from-royalty method was utilized for the trade names. The fair value of the customer relationships ($4.6 million) is being amortized on a straight-line basis over periods ranging from 7 to 10 years; and the fair value of other intangible assets ($0.2 million) is being amortized over periods ranging from 3 to 5 years, the estimated useful lives of the assets.

Proforma results of operations have not been presented because the effect of the acquisitions was not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2014, 2013 and 2012

3. ACQUISITIONS (CONTINUED)

Contingency Payments - Aerospace

Included in acquisition costs are contingency payments to the former owners of the Aerospace Orlando facility acquired in 2003. These payments are based on the attainment of certain milestones, and over the term of the agreement could total $25.0 million. These contingency payments are recorded as additional goodwill and totaled $1.5 million, $3.5 million and $0.2 million during 2014, 2013 and 2012, respectively. Through December 31, 2014, the Company has recorded additional goodwill of $18.0 million related to these contingency payments. Payment of the $1.5 million recorded in 2014 will occur in the first quarter of 2015.

4. ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	At December 31,
	2014	2013
In thousands
Trade receivables	$141,481	$125,092
U.S. Government contracts:
Billed	21,909	14,364
Costs and accrued profit – not billed	1,581	6,340
Commercial and other government contracts:
Billed	51,166	63,051
Costs and accrued profit – not billed	21,719	853
Less allowance for doubtful accounts	(3,208)	(3,827)
Total	$234,648	$205,873

The increase in commercial and other government contracts unbilled costs and accrued profit is primarily related to receivables due under the SH-2G(I) New Zealand program.

Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	At December 31,
	2014	2013
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$4,561	$1,021
Total	$4,561	$1,021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2014, 2013 and 2012

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

The following table provides the carrying value and fair value of financial instruments that are not carried at fair value at December 31, 2014 and 2013:

	2014		2013
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Level 1	$109,024	$145,188	$107,093	$147,822
Level 2	172,208	164,204	167,562	155,473
Total	$281,232	$309,392	$274,655	$303,295

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

Recurring Fair Value Measurements

The Company holds derivative instruments for foreign exchange contracts and interest rate swaps that are measured at fair value using observable market inputs such as forward rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy and have been included in other current assets and other assets on the Consolidated Balance Sheet at December 31, 2014 and 2013. Based on the continued ability to trade and enter into forward contracts and interest rate swaps, we consider the markets for our fair value instruments to be active. These contracts are not material to the Company's Consolidated Financial Statements for the years ended December 31, 2014, 2013 and 2012.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of December 31, 2014, such credit risks have not had an adverse impact on the fair value of these instruments.

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
For the Years Ended December 31, 2014, 2013 and 2012

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

The Company’s Term Loan Facility (“Term Loan”) contains floating rate obligations and is subject to interest rate fluctuations. During 2013, the Company entered into interest rate swap agreements for the purposes of hedging the eight quarterly variable-rate interest payments on its Term Loan due in 2014 and 2015. These interest rate swap agreements were designated as cash flow hedges and intended to manage interest rate risk associated with the Company’s variable-rate borrowings and minimize the impact on the Company's earnings and cash flows of interest rate fluctuations attributable to changes in LIBOR rates. These agreements are not material to the Company's Consolidated Financial Statements for the years ended December 31, 2014, 2013 and 2012.

During the second quarter of 2014, the Company entered into forward exchange contracts designed to hedge forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on the Company's earnings and cash flows. These contracts were entered into as a result of forecasted foreign currency transactions associated with the New Zealand contract to deliver ten SH-2G(I) aircraft and were designated as cash flow hedges. During the third quarter of 2014, the Company dedesignated these forward contracts, due to a change in the timing of payments. These contracts are not material to the Company's Consolidated Financial Statements for the years ended December 31, 2014, 2013 and 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2014, 2013 and 2012

7. INVENTORIES

Inventories consist of the following:

	At December 31,
	2014	2013
In thousands
Merchandise for resale	$149,837	$152,194
Raw materials	19,954	20,609
Contracts in process:
U.S. Government, net of progress payments of $8,590 and $10,492 in 2014 and 2013, respectively	106,036	105,737
Commercial and other government contracts	51,348	71,044
Other work in process (including certain general stock materials)	21,618	28,439
Finished goods	10,948	12,472
Total	$359,741	$390,495

The decrease in commercial and other government contracts in 2014 is primarily attributable to the sale of SH-2G(I) inventory.

General and administrative costs incurred by the Aerospace segment operations that charged such costs to inventory during 2014 and 2013 were $39.2 million and $37.4 million, respectively. The estimated amounts of general and administrative costs remaining in contracts in process at December 31, 2014 and 2013, are $10.2 million and $5.4 million, respectively. These estimates are based on the ratio of such costs to total costs of production.

The Company had inventory of $7.4 million and $8.0 million as of December 31, 2014 and 2013, respectively, on consignment at customer locations, the majority of which is located with Distribution segment customers.

Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $13.3 million and $11.6 million at December 31, 2014 and 2013, respectively.

K-MAX® inventory of $17.2 million and $17.0 million as of December 31, 2014 and 2013, respectively, is included in contracts and other work in process inventory and finished goods. Management believes that a significant portion of this K-MAX® inventory will be sold after December 31, 2015, based upon the anticipation of supporting the fleet for the foreseeable future.

At December 31, 2014 and 2013, $23.5 million and $43.8 million, respectively, of SH-2G(I), formerly SH-2G(A), inventory was included on the Company's balance sheet in contracts and other work in process inventory. On May 8, 2013, the Company announced that it had entered into a $120.6 million contract with the New Zealand MoD for the sale of ten SH-2G(I) Super Seasprite aircraft, spare parts, a full mission flight simulator, and related logistics support. Although a substantial portion of the SH-2G(I) inventory will be used in the performance of this new contract, management believes that $4.1 million of the SH-2G(I) inventory will be sold after December 31, 2015, based upon the time needed to prepare the aircraft for sale and the requirements of our customer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2014, 2013 and 2012

8. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is summarized as follows:

	At December 31,
	2014	2013
In thousands
Land	$12,873	$12,357
Buildings	79,477	70,992
Leasehold improvements	17,341	16,480
Machinery, office furniture and equipment	216,527	182,897
Construction in process	5,436	33,064
Total	331,654	315,790
Less accumulated depreciation	(183,829)	(167,282)
Property, plant and equipment, net	$147,825	$148,508

Depreciation expense was $23.8 million, $20.8 million and $18.8 million for 2014, 2013 and 2012, respectively. Included in machinery, office furniture and equipment and construction in process is $1.5 million of assets purchased under the Company's master leasing agreement with PNC and accounted for as capital leases. These leases have not yet commenced as of December 31, 2014. See Note 16, Commitments and Contingencies, for a discussion on the master leasing agreement.

9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company:

	2014			2013
	Distribution	Aerospace	Total	Distribution	Aerospace	Total
In thousands
Gross balance at beginning of period	$105,637	$114,538	$220,175	$96,155	$110,072	$206,227
Accumulated impairment	—	(16,252)	(16,252)	—	(14,181)	(14,181)
Net balance at beginning of period	105,637	98,286	203,923	96,155	95,891	192,046
Additions	38,033	1,532	39,565	9,493	3,527	13,020
Change in goodwill due to the disposal of Delamac	(2,014)	—	(2,014)	—	—	—
Impairments	—	—	—	—	(2,071)	(2,071)
Foreign currency translation	(44)	(2,849)	(2,893)	(11)	939	928
Net balance at end of period	$141,612	$96,969	$238,581	$105,637	$98,286	$203,923

Accumulated impairment at end of period	$—	$(16,252)	$(16,252)	$—	$(16,252)	$(16,252)

The increase in the goodwill balance at the Company's Distribution segment is primarily due to the acquisition of B.W. Rogers. See Note 3, Acquisitions, for further discussion of this acquisition. The addition to goodwill in the Company's Aerospace segment relates to an earnout payment associated with a previous acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2014, 2013 and 2012

9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)

2014 Analysis

During 2014, the Company performed a reevaluation of its reporting units for the purpose of its annual goodwill assessment. The Company reorganized its metallic and composite aerostructures businesses, as well as its engineering design and air, vehicle and maintenance, repair and overhaul businesses, into a new entity called Kaman Aerosystems. The Company has designated this entity as a reporting unit for purposes of its annual assessment of goodwill for impairment. Since this is the first year the Company assessed goodwill at this reporting unit level, the two-step impairment test was performed.

Upon completion of the qualitative assessment of events and circumstances affecting recorded goodwill as described in Note 1, Summary of Significant Accounting Policies, the Company concluded that other than Aerosystems, no reporting units should be subject to the two-step goodwill impairment test required by ASC 350 at the end of 2014. The qualitative assessment that management performed took into consideration the following factors: general economic conditions, industry specific performance, changes in carrying values of the reporting units, the assessment of assumptions used in the previous fair value calculation and changes in transaction multiples.

The results of the Aerosystems Step 1 test indicated that the Company did not need to proceed to Step 2, as the percentage by which the fair value exceeds the carrying value is 16%. The Company performed a sensitivity analysis relative to the discount rate and growth rate selected and determined a decrease of 1% in the terminal growth rate or an increase of 1% in the discount rate would not result in a fair value calculation less than the carrying value for Aerosystems.

2013 Analysis

During 2013, the Company's legacy VT Composites reporting unit experienced delays on certain programs that were driven by changes in customers' requirements during 2012. The Company anticipated these changes in requirements would shift revenues and related cash flows into 2013 and future periods. The anticipated deferred revenues did not materialize to the levels the Company had projected in 2013, and therefore the results of Step 1 of the impairment analysis resulted in a fair value for the reporting unit below its carrying value. Prior to proceeding to Step 2 of the impairment analysis, management assessed the tangible and intangible assets subject to amortization to determine if they were impaired. Based on this analysis management concluded these assets were not impaired. Upon completion of the Step 2 impairment analysis, the Company recorded a non-cash non-tax deductible goodwill impairment charge of $2.1 million, or 11% of the reporting unit's total goodwill balance, to reduce the carrying value of goodwill to its implied fair value. This charge has been included in the 2013 operating results of the Company's Aerospace segment.

Other Intangible Assets

Other intangible assets consisted of:

		At December 31,		At December 31,
		2014		2013
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Customer lists / relationships	6-21 years	$123,005	$(31,868)	$109,790	$(23,647)
Trademarks / trade names	3-8 years	3,546	(2,080)	2,695	(1,594)
Non-compete agreements and other	1-9 years	6,719	(4,948)	6,133	(4,055)
Patents	17 years	523	(406)	523	(396)
Total		$133,793	$(39,302)	$119,141	$(29,692)

The increase in the other intangible assets balance at December 31, 2014, as compared to December 31, 2013, is primarily due to the acquisition of B.W. Rogers. See Note 3, Acquisitions, for further discussion of this acquisition. Intangible asset amortization expense was $10.6 million, $9.2 million and $7.4 million in 2014, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2014, 2013 and 2012

9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)

Other Intangible Assets - continued

Estimated amortization expense for the next five years associated with intangible assets existing as of December 31, 2014, is as follows:

In thousands
2015	$12,164
2016	$11,650
2017	$11,728
2018	$11,728
2019	$10,609

In order to determine the useful life of our customer lists/relationships acquired, the Company considered numerous factors, most importantly the industry considerations associated with the acquired entities. The Company determined the amortization period for the customer lists/relationships intangible assets for its Distribution acquisitions in 2014 and 2013 based primarily on an analysis of their historical customer sales attrition information.

10. ENVIRONMENTAL COSTS

The following table displays the activity and balances associated with accruals related to environmental costs included in other accruals and payables and other long-term liabilities:

	2014	2013
In thousands
Balance at January 1	$11,531	$12,818
Additions to accrual	1,865	698
Payments	(2,465)	(1,984)
Other	(307)	—
Changes in foreign currency exchange rates	(26)	(1)
Balance at December 31	$10,598	$11,531

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2014, 2013 and 2012

10. ENVIRONMENTAL COSTS (CONTINUED)

The following represents estimated future payments for the undiscounted environmental remediation liability related to the Bloomfield campus as of December 31, 2014:

In thousands
2015	$1,839
2016	902
2017	1,003
2018	403
2019	451
Thereafter	5,359
Total	$9,957

Other

During 2014, the Company sold its former manufacturing facility in Moosup, Connecticut to TD Development, LLC. In connection with the sale, the Company will contribute $4.0 million in cash to an escrow account over a four-year period to fund environmental remediation work that is expected to be performed on the site. The Company currently has $3.2 million accrued representing the unpaid portion of this contribution payable to TD Development.

The Company's environmental accrual also includes estimated environmental remediation costs that the Company expects to incur at the former Music segment’s New Hartford, CT facility and the Aerospace segment’s U.K. Composites facilities. The Company continues to assess the work that may be required at each of these facilities, which may result in a change to this accrual.

For further discussion of these matters, see Note 16, Commitments and Contingencies.

11. DEBT

Long-Term Debt

The Company has long-term debt as follows:

	At December 31,
	2014	2013
In thousands
Revolving credit agreement	$92,208	$77,562
Term loan	80,000	90,000
Convertible notes	109,024	107,093
Total	281,232	274,655
Less current portion	10,000	10,000
Total excluding current portion	$271,232	$264,655

The weighted average interest rate on long-term borrowings outstanding as of December 31, 2014 and 2013, was 2.31%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2014, 2013 and 2012

11. DEBT (CONTINUED)

The aggregate annual maturities of long-term debt for each of the next five years are approximately as follows:

In thousands
2015	$10,000
2016	10,000
2017	267,208
2018	—
2019	—

Long-Term Debt - continued

In the above table, the total principal of the Convertible Note of $115.0 million is included in the amount due in 2017. The carrying value of the Convertible Notes at December 31, 2014, is $109.0 million.

Revolving Credit and Term Loan Agreements

On November 20, 2012, the Company entered into a Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and RBS Citizens, N.A. as Co-Syndication Agents, J.P. Morgan Securities LLC (“J.P. Morgan Securities”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) and RBS Citizens, N.A. as Joint Bookrunners and Joint Lead Arrangers, and the other lenders named therein (collectively, the “Lenders”). The Credit Agreement, which expires on July 31, 2017, replaced the Company's then existing $275.0 million Amended and Restated Revolving Credit Agreement (the "Revolving Credit Agreement") and $42.5 million Second Amended and Restated Term Loan Credit Agreement (the Term Loan Agreement).

The Credit Agreement, provides a $400.0 million revolving credit facility under which we may issue letters of credit for our benefit and a $100.0 million term loan facility. The term loan commitment requires quarterly payments of principal (which commenced on March 31, 2013) at the rate of $2.5 million per quarter with $55.0 million payable in the final quarter of the facility's term. The Company may increase the aggregate amount of each of the revolving credit facility and the term loan facility by up to $100.0 million in accordance with the terms of the Credit Agreement.

The revolving credit facility permits the Company to pay cash dividends. The Lenders have been granted a security interest in substantially all of the Company’s and its domestic subsidiaries’ personal property and other assets (including intellectual property but excluding real estate), including a pledge of 66% of the Company’s equity interest in certain foreign subsidiaries and 100% of the Company’s equity interest in its domestic subsidiaries, as collateral for the Company’s obligations under the Credit Agreement. At December 31, 2014, there was $92.2 million outstanding under the Credit Agreement, excluding letters of credit, with $248.6 million available for borrowing. Letters of credit are considered borrowings for purposes of the Credit Agreement. A total of $59.2 million in letters of credit was outstanding under the Credit Agreement at December 31, 2014, $54.5 million of which related to the New Zealand SH-2G(I) sales contract. At December 31, 2013, there was $77.6 million outstanding under the Revolving Credit Agreement, excluding letters of credit, with $285.6 million available for borrowing. A total of $36.8 million in letters of credit was outstanding under the Revolving Credit Agreement at December 31, 2013, $30.3 million of which related to the New Zealand SH-2G(I) sales contract.

Interest rates on amounts outstanding under the Credit Agreement are variable, and are determined based on the Consolidated Senior Secured Leverage Ratio, as defined in the Credit Agreement. At December 31, 2014, the interest rate for the outstanding amounts on both the revolving credit facility and term loan commitment was 1.70%. At December 31, 2013, the interest rate for the outstanding amounts on both the former Revolving Credit Agreement and former Term Loan Agreement was 1.72%. In addition, the Company is required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.200% to 0.325% per annum, based on the Consolidated Senior Secured Leverage Ratio. Fees for outstanding letters of credit range from 1.250% to 2.125%, based on the Consolidated Senior Secured Leverage Ratio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2014, 2013 and 2012

11. DEBT (CONTINUED)

Revolving Credit and Term Loan Agreements - continued

The financial covenants associated with the Credit Agreement include a requirement that (i) the ratio of Consolidated Senior Secured Indebtedness to Consolidated EBITDA, as defined in the Credit Agreement, cannot be greater than 3.50 to 1.00, (ii) the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, as defined in the Credit Agreement, cannot be greater than 4.00 to 1.00, and iii) the ratio of Consolidated EBITDA to the sum of (a) all interest, premium payments, debt discounts, fees, charges and related expenses and (b) the portion of rent expense under capital leases that is treated as interest expense, as defined in the Credit Agreement, cannot be less than 4.00 to 1.00. The Company was in compliance with those financial covenants as of and for the quarter ended December 31, 2014, and management does not anticipate noncompliance in the foreseeable future.

Convertible Notes

In November 2010, the Company issued convertible unsecured notes due on November 15, 2017, in the aggregate principal amount of $115.0 million in a private placement offering (the "Convertible Notes"). These notes bear 3.25% interest per annum on the principal amount, payable semiannually in arrears on May 15 and November 15 of each year, beginning on May 15, 2011. Proceeds from the offering were $111.0 million, net of fees and expenses which were capitalized. The proceeds were used to repay $62.2 million of borrowings outstanding on the Company’s former Revolving Credit Agreement, make a $25.0 million voluntary contribution to the Qualified Pension Plan and pay $13.2 million for the purchase of call options related to the convertible note offering. See below for further discussion of the call options.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2014, 2013 and 2012

11. DEBT (CONTINUED)

Convertible Notes - continued

The following table illustrates the conversion rate at each date:

	December 31, 2014	December 31, 2013
Convertible Notes
Conversion Rate per $1,000 principal amount (1)	29.6876	29.6292
Conversion Price (2)	$33.68	$33.75
Contingent Conversion Price (3)	$43.79	$43.88
Aggregate shares to be issued upon conversion (4)	3,414,074	3,407,357
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2014, 2013 and 2012

11. DEBT (CONTINUED)

Convertible Notes - continued

The following table illustrates the warrant price at each date:

	December 31, 2014	December 31, 2013
Warrants
Warrant Price	$44.05	$44.14

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

ASC 470-20 Debt with Conversion and Other Options (“ASC 470-20”), clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. ASC 470-20 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflects the issuer's non-convertible debt borrowing rate which interest costs are to be recognized in subsequent periods. The note payable principal balance at the date of issuance of $115.0 million was bifurcated into the debt component of $101.7 million and the equity component of $13.3 million. The difference between the note payable principal balance and the value of the debt component is being accreted to interest expense over the term of the notes. The debt component was recognized at the present value of associated cash flows discounted using a 5.25% discount rate, the borrowing rate at the date of issuance for a similar debt instrument without a conversion feature. The Company incurred $3.6 million of debt issuance costs in connection with the sale of the Convertible Notes, of which $0.5 million was recorded as an offset to additional paid-in capital. The balance, $3.1 million, is being amortized over the term of the notes. Total amortization expense for each of the years ended December 31, 2014, 2013, and 2012 was $0.5 million.

The carrying amount of the equity component and the principal amount of the liability component, the unamortized discount, and the net carrying amount of the liability are as follows:

	December 31, 2014	December 31, 2013
In thousands
Principal amount of liability	$115,000	$115,000
Unamortized discount	5,976	7,907
Carrying value of liability	$109,024	$107,093

Equity component	$13,329	$13,329

As of December 31, 2014, the "if converted value" exceeds the principal amount of the Convertible Notes by $21.7 million since the closing price of the Company's Common Stock was $40.09 compared to the conversion price of $33.68 for the Convertible Notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2014, 2013 and 2012

11. DEBT (CONTINUED)

Convertible Notes - continued

Interest expense associated with the Convertible Notes consisted of the following:

	For the year ended December 31,
	2014	2013	2012
In thousands
Contractual coupon rate of interest	$3,738	$3,738	$3,738
Accretion of convertible notes discount	1,931	1,833	1,738
Interest expense - convertible notes	$5,669	$5,571	$5,476

Short-Term Borrowings

The Company also has certain other credit arrangements to borrow funds on a short-term basis with interest at current market rates. There were no material short-term borrowings outstanding under such other credit arrangements as of December 31, 2014. As of December 31, 2013, there were $0.6 million of short-term borrowings outstanding under such other credit arrangements. The weighted average interest rate on short-term borrowings for 2014 and 2013 was 2.5%.

Debt Issuance Costs

In 2012, the Company incurred $2.4 million in debt issuance costs in connection with the Credit Agreement. These costs have been capitalized and will be amortized over the term of the agreement. Total amortization expense for the years ended December 31, 2014 and 2013, was $1.1 million. Total amortization expense for the year ended December 31, 2012, was $1.3 million, including the $0.2 million write-off of capitalized fees related to the former Revolving Credit Agreement and former Term Loan Agreement.

Interest Payments

Cash payments for interest were $11.9 million, $11.3 million and $10.2 million in 2014, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2014, 2013 and 2012

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are shown below:

	2014	2013
In thousands
Foreign currency translation:
Beginning balance	$(14,219)	$(16,515)
Net gain/(loss) on foreign currency translation	(3,833)	2,296
Reclassification to net income	(2,624)	—
Other comprehensive income/(loss), net of tax	(6,457)	2,296
Ending balance	$(20,676)	$(14,219)

Pension and other post-retirement benefits (a):
Beginning balance	$(66,317)	$(104,551)
Reclassification to net income
Amortization of prior service cost, net of tax expense of $37 and $38, respectively	61	60
Amortization of net loss, net of tax expense of $1,583 and $3,677, respectively	2,614	5,875
Change in net gain, net of tax benefit (expense) of $25,203 and ($20,218), respectively	(41,622)	32,299
Other comprehensive income/(loss), net of tax	(38,947)	38,234
Ending balance	$(105,264)	$(66,317)

Derivative instruments (b):
Beginning balance	$(585)	$(524)
Net loss on derivative instruments, net of tax benefit of $162 and $104, respectively	(268)	(172)
Reclassification to net income, net of tax expense of $323 and $66, respectively	532	111
Other comprehensive income/(loss), net of tax	264	(61)
Ending balance	$(321)	$(585)

Total accumulated other comprehensive income (loss)	$(126,261)	$(81,121)
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 14, Pension Plans for additional information)
(b) See Note 6, Derivative Financial Instruments, for additional information regarding our derivative instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2014, 2013 and 2012

13. INCOME TAXES

The components of income tax expense (benefit) associated with continuing operations are as follows:

	For the year ended December 31,
	2014	2013	2012
In thousands
Current:
Federal	$26,296	$21,916	$25,110
State	(796)	3,731	1,627
Foreign	905	1,768	1,123
	26,405	27,415	27,860
Deferred:
Federal	5,256	5,688	(455)
State	(380)	(270)	915
Foreign	(559)	(1,245)	(1,572)
	4,317	4,173	(1,112)
Total	$30,722	$31,588	$26,748

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

	At December 31,
	2014	2013
In thousands
Deferred tax assets:
Deferred employee benefits	$75,026	$53,108
Inventories	10,332	13,797
Tax loss and credit carryforwards	9,895	7,540
Long-term contracts	3,477	6,345
Accrued liabilities and other items	11,627	11,295
Total deferred tax assets	110,357	92,085
Deferred tax liabilities:
Property, plant and equipment	(15,666)	(17,741)
Intangibles	(29,693)	(28,798)
Other items	(3,096)	(4,382)
Total deferred tax liabilities	(48,455)	(50,921)
Net deferred tax assets before valuation allowance	61,902	41,164
Valuation allowance	(4,694)	(4,657)
Net deferred tax assets after valuation allowance	$57,208	$36,507

There was no material net change in the valuation allowance from December 31, 2013, to December 31, 2014, with the balance being $4.7 million at each date. Valuation allowances reduced the deferred tax asset attributable to state loss and credit carryforwards to an amount that, based upon all available information, is more likely than not to be realized. Reversal of the valuation allowance is contingent upon the recognition of future taxable income in the respective jurisdictions or changes in circumstances which cause the realization of the benefits of the carryforwards to become more likely than not.

A portion of the net deferred tax assets, $2.7 million, is related to a capital loss recorded on the disposition of the Company's Distribution segment’s Mexico operations. The realization of these benefits is dependent in part on future taxable capital gains and tax planning strategies designed to realize the benefit associated with the capital loss. All remaining U.S. foreign tax credit carryforwards have been fully utilized as of December 31, 2014. State carryforwards are in numerous jurisdictions with varying lives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2014, 2013 and 2012

13. INCOME TAXES (CONTINUED)

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

Pre-tax income (loss) from foreign operations amounted to $(2.3) million, $(3.0) million and $1.4 million in 2014, 2013 and 2012, respectively. U.S. income taxes have not been provided on $26.6 million of undistributed earnings of foreign subsidiaries since it is the Company’s intention to permanently reinvest such earnings or to distribute them only when it is tax efficient to do so. It is impracticable to estimate the total tax liability, if any, that would be created by the future distribution of these earnings.

The provision for income taxes associated with continuing operations differs from that computed at the federal statutory corporate tax rate as follows:

	For the year ended December 31,
	2014	2013	2012
In thousands
Federal tax at 35% statutory rate	$33,776	$31,729	$27,893
State income taxes, net of federal benefit	(765)	2,250	1,652
Tax effect of:
Section 199 Manufacturing deduction	(2,000)	(2,200)	(1,400)
Other, net	(289)	(191)	(1,397)
Income tax expense	$30,722	$31,588	$26,748

The Company records a benefit for uncertain tax positions in the financial statements only when it determines it is more likely than not that such a position will be sustained upon examination by taxing authorities. Unrecognized tax benefits represent the difference between the position taken and the benefit reflected in the financial statements. On December 31, 2014, 2013 and 2012 the total liability for unrecognized tax benefits was $2.4 million, $2.3 million and $3.9 million, respectively (including interest and penalties of $0.3 million in 2014 and $0.6 million in 2013 and 2012).  The change in the liability for 2014, 2013 and 2012 is explained as follows:

	2014	2013	2012
In thousands
Balance at January 1	$2,302	$3,886	$4,388
Additions based on current year tax positions	512	364	258
Changes for tax positions of prior years	33	(907)	113
Settlements	(165)	(264)	(82)
Additions due to acquired business	—	414	—
Reductions due to lapses in statutes of limitation	(241)	(1,191)	(791)
Balance at December 31	$2,441	$2,302	$3,886

Included in unrecognized tax benefits at December 31, 2014, were items approximating $1.7 million that, if recognized, would favorably affect the Company’s effective tax rate in future periods. The Company files tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including 2009. During 2014, 2013 and 2012, $0.1 million or less of interest and penalties was recognized each year as a component of income tax expense. It is the Company’s policy to record interest and penalties on unrecognized tax benefits as income taxes.

Cash payments for income taxes, net of refunds, were $22.8 million, $33.1 million, and $26.9 million in 2014, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2014, 2013 and 2012

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

The Company also has a Supplemental Employees’ Retirement Plan (“SERP”), which is considered a non-qualified pension plan. The SERP provides certain key executives, whose compensation is in excess of the limitations imposed by federal law on the qualified defined benefit pension plan, with supplemental benefits based upon eligible earnings, years of service and age at retirement. During 2010, the Company's Board of Directors also approved an amendment to the SERP that made changes consistent with the pension plan amendment except that the SERP already provided for the use of non-consecutive years of service for benefit calculation purposes and there was no provision needed regarding limitations on future participation because executives already had to be approved for SERP participation by the Board's Personnel & Compensation Committee (the "Committee") and the Board of Directors. The Committee and the Board have not approved any new participants to the SERP since February 28, 2010, and do not intend to do so at any time in the future. The measurement date for both these plans is December 31.

Obligations and Funded Status

The changes in the actuarial present value of the projected benefit obligation and fair value of plan assets are as follows:

	For the year ended December 31,
	Qualified Pension Plan		SERP
	2014	2013	2014	2013
In thousands
Projected benefit obligation at beginning of year	$641,235	$706,356	$9,910	$12,326
Service cost	11,759	14,347	256	340
Interest cost	28,835	25,596	342	311
Actuarial liability (gain) loss (a)	84,848	(78,609)	660	(458)
Benefit payments	(28,398)	(26,455)	(819)	(2,291)
(Curtailment) / Settlement	—	—	—	(318)
Projected benefit obligation at end of year	$738,279	$641,235	$10,349	$9,910
Fair value of plan assets at beginning of year	$555,400	$557,653	$—	$—
Actual return on plan assets	59,731	14,202	—	—
Employer contributions	10,000	10,000	819	2,291
Benefit payments	(28,398)	(26,455)	(819)	(2,291)
Fair value of plan assets at end of year	$596,733	$555,400	$—	$—
Funded status at end of year	$(141,546)	$(85,835)	$(10,349)	$(9,910)
Accumulated benefit obligation	$738,279	$641,235	$10,349	$9,910
(a) The actuarial liability (gain)/loss amount for the qualified pension plan for 2014 and 2013 is principally due to the effect of changes in the discount rate. Additionally, in 2014 a new set of mortality tables was issued by the Society of Actuaries ("SOA"), which impacted the valuation of the Company's obligations under the qualified pension plan and SERP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2014, 2013 and 2012

14. PENSION PLANS (CONTINUED)

Obligations and Funded Status - continued

The Company has recorded liabilities related to our qualified pension plan and SERP as follows:

	At December 31,
	Qualified Pension Plan		SERP
	2014	2013	2014	2013
In thousands
Current liabilities (a)	$—	$—	$(531)	$(819)
Noncurrent liabilities	(141,546)	(85,835)	(9,818)	(9,091)
Total	$(141,546)	$(85,835)	$(10,349)	$(9,910)
(a) The current liabilities are included in other accruals and payables on the Consolidated Balance Sheets.

Certain amounts included in accumulated other comprehensive income on the Consolidated Balance Sheets represent costs that will be recognized as components of pension cost in future periods. These consist of:

	At December 31,
	Qualified Pension Plan		SERP
	2014	2013	2014	2013
In thousands
Unrecognized (gain) or loss	$167,329	$105,269	$1,609	$1,040
Unrecognized prior service cost	57	156	—	—
Amount included in accumulated other comprehensive income	$167,386	$105,425	$1,609	$1,040

The amount of unrecognized loss and prior service cost for the qualified pension plan and the SERP, respectively, that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year is estimated to be $9.6 million and $0.2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2014, 2013 and 2012

14. PENSION PLANS (CONTINUED)

Obligations and Funded Status - continued

The pension plan net periodic benefit costs on the Consolidated Statements of Operations and other amounts recognized in other comprehensive income (loss) on the Consolidated Statements of Comprehensive Income and Consolidated Statements of Shareholders’ Equity were computed using the projected unit credit actuarial cost method and included the following components:

	For the year ended December 31,
	Qualified Pension Plan			SERP
	2014	2013	2012	2014	2013	2012
In thousands
Service cost for benefits earned during the year	$11,759	$14,347	$14,075	$256	$340	$380
Interest cost on projected benefit obligation	28,835	25,596	26,312	342	311	408
Expected return on plan assets	(41,047)	(41,347)	(37,878)	—	—	—
Amortization of prior service cost	98	98	98	—	—	—
Recognized net loss	4,106	9,291	7,844	91	261	169
Additional amount recognized due to curtailment/settlement	—	—	—	—	276	198
Net pension benefit cost	$3,751	$7,985	$10,451	$689	$1,188	$1,155
Change in prior service cost	$—	$—	$—	$—	$—	$—
Change in net gain or loss	66,165	(51,465)	20,365	660	(1,052)	815
Amortization of prior service cost	(98)	(98)	(98)	—	—	—
Amortization of net loss	(4,106)	(9,291)	(7,844)	(91)	(261)	(169)
Total recognized in other comprehensive income (loss)	$61,961	$(60,854)	$12,423	$569	$(1,313)	$646
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$65,712	$(52,869)	$22,874	$1,258	$(125)	$1,801

The following tables show the amount of the contributions made to the Qualified Pension Plan and SERP during each period and the amount of contributions the Company expects to make during 2015:

	Qualified Pension Plan		SERP
	2014	2013	2014	2013
In thousands
Contributions	$10,000	$10,000	$819	$2,291

	Qualified Pension Plan (a)	SERP
In thousands
Expected contributions during 2015	$10,000	$531
(a) As of the date of this report, the Company has already contributed this $10.0 million to the qualified pension plan; no further contributions are expected to be made in 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2014, 2013 and 2012

14. PENSION PLANS (CONTINUED)

Obligations and Funded Status - continued

Expected future benefit payments, which reflect expected future service, are as follows:

	Qualified Pension Plan	SERP
In thousands
2015	$30,713	$531
2016	32,441	522
2017	34,053	3,014
2018	35,470	500
2019	37,085	488
2020-2024	206,438	4,407

In October 2014, the SOA finalized a new set of mortality tables. Mortality is a key assumption in developing actuarial estimates, and therefore could significantly impact the valuation of the Company's obligations under the qualified pension plan and SERP. The Company reviewed the new mortality data at December 31, 2014. Based on the size and demographics of the plan's participant population, the Company determined RP-2000 Scale AA Generational based mortality table is the most appropriate assumption.

Prior to 2014, the Company used the Citigroup Discount Yield Curve in generating its discount rate assumption. As part of the Company's annual evaluation of its assumptions, the Citigroup Above Median Double-A Curve was deemed to be a more appropriate basis for generating our discount rate assumption, as the future cash flows of the plan are more closely aligned to the Above Median Double-A Curve. The actuarial assumptions used in determining benefit obligations of the pension plans are as follows:

	At December 31,
	Qualified Pension Plan		SERP
	2014	2013	2014	2013
Discount rate	3.80%	4.60%	3.15%	3.60%

The actuarial assumptions used in determining the net periodic benefit cost of the pension plans are as follows:

	For the year ended December 31,
	Qualified Pension Plan		SERP
	2014	2013	2014	2013
Discount rate	4.60%	3.70%	3.60%	2.85%
Expected return on plan assets	7.50%	7.50%	N/A	N/A
Average rate of increase in compensation levels	N/A	N/A	N/A	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2014, 2013 and 2012

14. PENSION PLANS (CONTINUED)

Qualified Pension Plan Assets

The expected return on plan assets rate was determined based upon historical returns adjusted for estimated future market fluctuations. For 2014 and 2013, the expected rate of return on plan assets was 7.5%. During 2014, the actual return on pension plan assets, net of expenses, was 11.4%.

Plan assets are invested in a diversified portfolio consisting of equity and fixed income securities. The investment goals for pension plan assets are to improve and/or maintain the Plan’s funded status by generating long-term asset returns that exceed the rate of growth of the Plan’s liabilities. The Plan invests assets in a manner that seeks to (a) maximize return within reasonable and prudent levels of risk of loss of funded status; and (b) maintain sufficient liquidity to meet benefit payment obligations and other periodic cash flow requirements on a timely basis. The return generation/liability matching asset allocation ratio is currently 48.5%/51.5%. As the plan’s funded status changes, the pension plan’s Administrative Committee (the management committee that is responsible for plan administration) will act through an immediate or gradual process, as appropriate, to reallocate assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2014, 2013 and 2012

14. PENSION PLANS (CONTINUED)

Plan Assets for Qualified Pension Plan - continued

The fair values of the Company’s qualified pension plan assets at December 31, 2014 and 2013, are as follows:

	Total Carrying Value at December 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
In thousands
Short-term investments:
Cash and cash equivalents	$12,063	$12,063	$—	$—
Futures contracts	—	—	—	—
Fixed income securities:
U.S. Government and agency securities (a)	83,915	—	83,915	—
Bonds:
Corporate fixed income	112,811	—	112,811	—
Foreign fixed income	—	—	—	—
Other fixed income (b)	2,080	—	2,080	—
Mutual funds	93,659	93,659	—	—
Common trust funds	240,438	—	240,438	—
Corporate stock	49,802	49,802	—	—
Subtotal	$594,768	$155,524	$439,244	$—
Accrued income/expense	1,965	47	1,918	—
Total	$596,733	$155,571	$441,162	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2014, 2013 and 2012

14. PENSION PLANS (CONTINUED)

Plan Assets for Qualified Pension Plan - continued

	Total Carrying Value at December 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
In thousands
Short term investments:
Cash and cash equivalents	$23,668	$23,668	$—	$—
Futures contracts	(2,196)	—	(2,196)	—
Fixed income securities:
US Government and agency securities (a)	61,592	—	61,592	—
Bonds:
Corporate fixed income	81,601	—	81,601	—
Foreign fixed income	10,291	—	10,291	—
Other fixed income (b)	3,467	—	3,467	—
Mutual funds	71,244	71,244	—	—
Common trust funds	256,949	—	256,949	—
Corporate stock	47,035	47,035	—	—
Subtotal	$553,651	$141,947	$411,704	$—
Accrued income	1,749	39	1,710	—
Total	$555,400	$141,986	$413,414	$—
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

Other Plans

The Company also maintains a Defined Contribution Plan that has been adopted by most of its U.S. subsidiaries. Employees of the adopting employers who meet the eligibility requirements of the plan may participate. Employer matching contributions are made to the plan based on a percentage of each participant’s pre-tax contribution. For each dollar that a participant contributes, up to 5% of compensation, participating subsidiaries make employer contributions of one dollar. Employer contributions to the plan totaled $11.2 million, $10.4 million and $9.3 million in 2014, 2013 and 2012, respectively.

One of the Company’s acquired U.S. subsidiaries maintains a separate defined contribution plan for its eligible employees. Employer matching contributions are made on a discretionary basis. Additionally, one of our foreign subsidiaries maintains a defined benefit plan of its own for its local employees. The net pension liability associated with these plans as of December 31, 2014, of $0.3 million is included in other accruals and payables on the Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2014, 2013 and 2012

15. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

	At December 31,
	2014	2013
In thousands
Supplemental employees' retirement plan ("SERP")	$9,818	$9,091
Deferred compensation	14,601	13,472
Long-term incentive plan	7,527	7,051
Noncurrent income taxes payable	2,300	3,332
Environmental remediation liability	7,370	8,256
Other	4,031	5,836
Total	$45,647	$47,038

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

16. COMMITMENTS AND CONTINGENCIES

Asset Retirement Obligations

The Company has unrecorded Asset Retirement Obligation’s (“AROs”) that are conditional upon certain events. These AROs generally include the removal and disposition of non-friable asbestos. The Company has not recorded a liability for these conditional AROs at December 31, 2014, because the Company does not currently believe there is a reasonable basis for estimating a date or range of dates for major renovation or demolition of these facilities. In reaching this conclusion, the Company considered the historical performance of each facility and has taken into account factors such as planned maintenance, asset replacements and upgrades, which, if conducted as in the past, can extend the physical lives of the facilities indefinitely. The Company also considered the possibility of changes in technology and risk of obsolescence in arriving at its conclusion.

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

Operating Leases

Rent commitments under various leases for office space, warehouses, land and buildings expire at varying dates from January 2015 to November 2023. The terms of most of these leases are in the range of 3 to 5 years. Some of the Company’s leases have rent escalations, rent holidays or contingent rent that are recognized on a straight-line basis over the entire lease term. Material leasehold improvements and other landlord incentives are amortized over the shorter of their economic lives or the lease term, including renewal periods, if reasonably assured. Certain annual rentals are subject to renegotiation, with certain leases renewable for varying periods.

Lease periods for machinery and equipment range from 1 to 5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2014, 2013 and 2012

16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Operating Leases - continued

Substantially all real estate taxes, insurance and maintenance expenses associated with leased facilities are obligations of the Company. It is expected that in the normal course of business leases that expire will be renewed or replaced by leases on other similar property.

The following minimum future rental payments are required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2014:

In thousands
2015	$22,352
2016	16,902
2017	10,357
2018	5,206
2019	3,856
Thereafter	8,312
Total	$66,985

Lease expense for all operating leases, including leases with terms of less than one year, amounted to $25.0 million, $24.6 million and $23.6 million for 2014, 2013 and 2012, respectively.

Capital Leases

During 2014, the Company entered into a master leasing agreement with PNC Equipment Finance for financing the purchases of equipment, with total capacity of $5.0 million. Such leases are classified as capital for accounting purposes and are recorded at the present value of the future minimum lease payments at the inception of the lease. Amounts due under capital leases are recorded as liabilities, while assets acquired under capital leases are recorded as equipment. Amortization of assets recorded under capital leases is included in depreciation and amortization expense. As of December 31, 2014, commencement of leases under this program has not yet occurred.

Legal Matters

Wichita Subpoena Matter

As previously disclosed, the U.S. District Court for the District of Kansas issued a grand jury subpoena in 2011 to Plastic Fabricating Company, Inc. (“PlasticFab”), an indirect wholly owned subsidiary of the Company now known as Kaman Composites - Wichita, Inc., regarding a government investigation of record keeping associated with the manufacture of certain composite parts at PlasticFab's facility located in Wichita, Kansas. The subpoena required information related to the period January 1, 2006, through June 30, 2008. On October 21, 2014, the U.S. Attorney's Office for the District of Kansas and PlasticFab entered into a civil settlement agreement pursuant to which PlasticFab, without admitting any wrongdoing, agreed to pay $0.5 million, all of which was previously accrued. The U.S. Attorney's Office for the District of Kansas has also informed PlasticFab that it is closing its files and will conduct no further investigation relating to this matter.

Other Matters

Revenue Sharing Agreement with the Commonwealth of Australia

During the third quarter of 2014, the Company settled its revenue sharing agreement with the Commonwealth of Australia with respect to the eleven Australia SH-2G(A) (now designated SH-2G(I)) aircraft, spare parts, and full mission flight simulator, and made a final payment of $5.3 million. As a result, no further revenue sharing payments will be due to the Commonwealth of Australia as the Company sells the remainder of the SH-2G(I) inventory. Over the course of the revenue sharing agreement, net of the benefits derived from our hedging arrangements, the Company paid approximately $32.1 million to the Commonwealth of Australia.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2014, 2013 and 2012

16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Matters - continued

Moosup

During the third quarter of 2014, the Company sold its former manufacturing facility in Moosup, Connecticut to TD Development, LLC. In connection with the sale, the Company will contribute $4.0 million in cash to an escrow account over a four-year period to fund environmental remediation work that is expected to be performed on the site. The purchase and sale agreement provides that TD Development is responsible for any costs in excess of the $4.0 million contributed by the Company. The first of these payments, $0.8 million, was made at the closing of the transaction. The Company currently has $3.2 million accrued representing the remainder due to TD Development of which $0.8 million is included in other accruals and payables and the balance is included with other long-term environmental remediation liabilities.

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

Bloomfield

In connection with the Company’s 2008 purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR, the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and continues the effort to define the scope of the remediation that will be required by the Connecticut Department of Environmental Protection ("CTDEP"). The assumed environmental liability of $10.3 million was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $8.9 million. A portion ($1.7 million) of the accrual related to this property is included in other accruals and payables, and the balance is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

United Kingdom

In connection with the purchase of U.K. Composites, the Company accrued, at the time of acquisition, £1.6 million for environmental compliance at the facilities. The remaining balance of the accrual at December 31, 2014, was £0.1 million, with £1.2 million having been paid to date in connection with these environmental remediation activities and £0.4 million released to income. The U.S. dollar equivalent of the remaining environmental compliance liability as of December 31, 2014, is $0.1 million, which is included in other accruals and payables. The Company continues to assess the work that may be required, which may result in a change to this accrual. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2014, 2013 and 2012

17. COMPUTATION OF EARNINGS PER SHARE

The computation of basic earnings per share is based on net earnings divided by the weighted average number of shares of common stock outstanding for each year. The computation of diluted earnings per share includes the common stock equivalency of dilutive options granted to employees under the Stock Incentive Plan.

Excluded from the diluted earnings per share calculation for the years ended December 31, 2014, 2013 and 2012, respectively, are 342,994, 391,717 and 338,248 shares associated with equity awards granted to employees that are anti-dilutive based on the average stock price.

For the years ended December 31, 2014, 2013 and 2012, shares issuable under the Convertible Notes that were dilutive during the period were included in the calculation of earnings per share as the conversion price for the Convertible Notes was less than the average share price of the Company's stock. Excluded from the diluted earnings per share calculation for the years ended December 31, 2014, 2013 and 2012, respectively were 3,411,539, 3,404,626, and 3,396,841 shares, issuable under the warrants sold in connection with the Company’s Convertible Note offering as they would be anti-dilutive. For further information on the Convertible Notes, see Note 11, Debt.

	For the Year Ended December 31,
	2014	2013	2012
In thousands, except per share amounts
Earnings from continuing operations	$65,780	$59,066	$52,947
Earnings (loss) from discontinued operations, net of tax	(2,924)	(2,386)	755
Gain (loss) on disposal of discontinued operations, net of tax	(4,984)	420	1,323
Net earnings	$57,872	$57,100	$55,025

Basic:
Weighted average number of shares outstanding	27,053	26,744	26,425

Earnings per share from continuing operations	$2.43	$2.21	$2.00
Earnings (loss) per share from discontinued operations	(0.11)	(0.09)	0.03
Earnings (loss) per share from disposal of discontinued operations	(0.18)	0.02	0.05
Basic earnings per share	$2.14	$2.14	$2.08
Diluted:
Weighted average number of shares outstanding	27,053	26,744	26,425
Weighted average shares issuable on exercise of dilutive stock options	147	159	162
Weighted average shares issuable on exercise of convertible notes	577	240	35
Total	27,777	27,143	26,622

Earnings per share from continuing operations	$2.37	$2.17	$1.99
Earnings (loss) per share from discontinued operations	(0.11)	(0.09)	0.03
Earnings (loss) per share from disposal of discontinued operations	(0.18)	0.02	0.05
Diluted earnings per share	$2.08	$2.10	$2.07

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2014, 2013 and 2012

18. SHARE-BASED ARRANGEMENTS

General

The Company accounts for stock options, restricted stock awards, restricted stock units and performance shares as equity awards and measures the cost of all share-based payments, including stock options, at fair value on the grand date and recognizes this cost in the statement of operations. The Company also has an employee stock purchase plan which is accounted for as a liability award.

Compensation expense for stock options, restricted stock awards and restricted stock units is recognized on a straight-line basis over the vesting period of the awards. Share-based compensation expense recorded for the years ended December 31, 2014, 2013, and 2012 was $5.4 million, $5.0 million, and $5.9 million, respectively.

Stock Incentive Plan

On April 17, 2013, the shareholders of the Company approved the 2013 Management Incentive Plan (the "2013 Plan"), which replaced the 2003 Stock Incentive Plan. The 2013 Plan provides the Company with the ability to use equity-based awards of up to 2,250,000 authorized shares and is designed as a flexible share authorization plan, such that the Company's share authorization is based on the least costly type of award (stock options). Shares issued pursuant to “Full Value Awards” as defined in the 2013 Plan (awards other than stock options or stock appreciation rights which are settled by the issuance of shares, e.g., restricted stock, restricted stock units, performance shares, performance units if settled with stock, or other stock-based awards) count against the 2013 Plan's share authorization at a rate of 3 to 1, while shares issued upon exercise of stock options or stock appreciation rights count against the share authorization at a rate of 1 to 1. This means that every time an option is granted, the authorized pool of shares is reduced by one (1) share and every time a Full Value Award is granted, the authorized pool of shares is reduced by 3 shares. In deriving the valuation ratio used in the 2013 Plan, the Company used the Black Scholes Fair Value model as the basis for determining the approximate value of an option as compared to a "full value share." As of December 31, 2014, there were 1,733,205 shares available for grant under the plan.

LTIP awards provide certain senior executives an opportunity to receive award payments in either stock or cash as determined by the Personnel and Compensation Committee of the Board of Directors in accordance with the Plan, at the end of each performance cycle. For the performance cycle, the Company’s financial results are compared to the Russell 2000 indices for the same periods based upon the following: (a) average return on total capital, (b) earnings per share growth and (c) total return to shareholders. No awards will be payable unless the Company’s performance is at least in the 25th percentile of the designated indices. The maximum award is payable if performance reaches the 75th percentile of the designated indices. Awards are paid out at 100% at the 50th percentile. Awards for performance between the 25th and 75th percentiles are determined by straight-line interpolation. Generally, LTIP awards are paid in cash.

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

During the first quarter of 2014, the Company issued stock awards totaling 10,934 shares with market and performance based conditions. The Company measured the cost of these awards based on their fair value at the date of grant to the extent of the probable number of shares to be earned upon vesting. Amortization of this cost will be recorded on a straight-line basis over the requisite service period. Throughout the course of the requisite service period, the Company will monitor the level of achievement compared to the target and adjust the number of shares expected to be earned, and the related compensation expense recorded thereafter, to reflect the updated most probable outcome. Compensation expense for these awards for the year ended December 31, 2014, was not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2014, 2013 and 2012

18. SHARE-BASED ARRANGEMENTS (CONTINUED)

Stock Incentive Plan - continued

Stock option activity is as follows:

	Options	Weighted average- exercise price
Options outstanding at December 31, 2013	891,932	$28.18
Granted	186,885	39.22
Exercised	(163,245)	23.21
Forfeited or expired	(11,481)	35.68
Options outstanding at December 31, 2014	904,091	$31.26

The following table presents information regarding options outstanding as of December 31, 2014:

Weighted-average remaining contractual term - options outstanding (years)	6.2
Aggregate intrinsic value - options outstanding (in thousands)	$8,180
Weighted-average exercise price - options outstanding	$31.26
Options exercisable	415,955
Weighted-average remaining contractual term - options exercisable (years)	4.5
Aggregate intrinsic value - options exercisable (in thousands)	$5,816
Weighted-average exercise price - options exercisable	$26.33

The intrinsic value represents the amount by which the market price of the stock on the measurement date exceeds the exercise price of the option. The intrinsic value of options exercised in 2014, 2013 and 2012 was $2.9 million, $1.9 million and $3.2 million, respectively. The Company currently has an open stock repurchase plan, which would enable the Company to repurchase shares as needed. Since 2008 the Company has generally issued shares related to option exercises and RSAs from its authorized but unissued common stock.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	2014	2013	2012
Expected option term (years)	5.1	5.2	5.4
Expected volatility	37.5%	45.5%	46.5%
Risk-free interest rate	1.5%	0.9%	0.9%
Expected dividend yield	1.7%	2.0%	1.9%
Per share fair value of options granted	$11.60	$12.38	$12.00

The expected term of options granted represents the period of time option grants are expected to be outstanding based upon historical exercise patterns. Forfeitures of options are estimated based upon historical data and are adjusted based upon actual occurrences. The cumulative effect of stock award forfeitures was immaterial. The volatility assumption is based on the historical daily price data of the Company’s stock over a period equivalent to the weighted-average expected term of the options. Management evaluated whether there were factors during that period that were unusual and would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. The Company relies only on historical volatility since future volatility is expected to be consistent with historical volatility.

The risk-free interest rate assumption is based upon the interpolation of various U.S. Treasury rates determined at the date of option grant. Expected dividends are based upon a historical analysis of our dividend yield over the past year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2014, 2013 and 2012

18. SHARE-BASED ARRANGEMENTS (CONTINUED)

Stock Incentive Plan - continued

Restricted Stock activity is as follows:

	Restricted Stock Awards	Weighted- average grant date fair value
Restricted Stock outstanding at December 31, 2013	188,647	$31.23
Granted	111,071	39.89
Vested	(85,374)	31.63
Forfeited or expired	(17,791)	33.80
Restricted Stock outstanding at December 31, 2014	196,553	$36.29

The grant date fair value for restricted stock is the average market price of the unrestricted shares on the date of grant.  The total fair value of restricted stock awards vested during 2014, 2013 and 2012 was $4.5 million, $4.6 million and $5.3 million, respectively.

We record a tax benefit and associated deferred tax asset for compensation expense recognized on non-qualified stock options and restricted stock for which we are allowed a tax deduction. For 2014, 2013 and 2012, respectively, we recorded a tax benefit of $1.9 million, $1.7 million and $2.1 million for these two types of compensation expense.

The windfall tax benefit is the tax benefit realized on the exercise of non-qualified stock options and disqualifying dispositions of stock acquired by exercise of incentive stock options and Employee Stock Purchase Plan stock purchases in excess of the deferred tax asset originally recorded. The total windfall tax benefit realized in 2014, 2013, and 2012 was $0.8 million, $0.5 million, and $0.9 million, respectively.

As of December 31, 2014, future compensation costs related to non-vested stock options and restricted stock grants is $8.6 million. The Company anticipates that this cost will be recognized over a weighted-average period of 3.1 years.

Employees Stock Purchase Plan

The Kaman Corporation Employees Stock Purchase Plan (“ESPP”) allows employees to purchase common stock of the Company, through payroll deductions, at 85% of the market value of shares at the time of purchase. The plan provides for the grant of rights to employees to purchase a maximum of 1,500,000 shares of common stock.

During 2014, 76,805 shares were issued to employees at prices ranging from $32.48 to $36.42. During 2013, 85,702 shares were issued to employees at prices ranging from $28.34 to $32.43. During 2012, 90,048 shares were issued to employees at prices ranging from $24.09 to $30.79. At December 31, 2014, there were 388,632 shares available for purchase under the plan.

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

The Distribution segment is a leading power transmission, motion control, and fluid power industrial distributor with operations throughout the United States. Distribution conducts business in the mechanical power transmission and bearings, electrical, automation and control, and fluid power product platforms and provides total solutions from system design and integration to machine parts and value-added services to the national manufacturing industry.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2014, 2013 and 2012

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

Summarized financial information by business segment is as follows:

	For the year ended December 31,
	2014	2013	2012
In thousands
Net sales from continuing operations:
Distribution	$1,161,992	$1,039,954	$982,573
Aerospace (a)	632,970	613,967	580,769
Net sales	$1,794,962	$1,653,921	$1,563,342
Operating income:
Distribution	$56,765	$46,206	$49,316
Aerospace (b)	108,697	102,573	89,142
Net gain (loss) on sale of assets	(233)	(142)	(110)
Corporate expense	(54,722)	(45,291)	(46,759)
Operating income from continuing operations	110,507	103,346	91,589
Interest expense, net	13,382	12,294	12,113
Other expense (income), net	623	398	(219)
Earnings before income taxes from continuing operations	96,502	90,654	79,695
Income tax expense	30,722	31,588	26,748
Earnings from continuing operations	$65,780	$59,066	$52,947

(a) Net sales by the Aerospace segment under contracts with U.S. Government agencies (including sales to foreign governments through foreign military sales contracts with U.S. Government agencies) totaled $271.7 million, $262.9 million and $303.5 million in 2014, 2013 and 2012, respectively.

(b) Operating income for 2013 includes a 2.1 million non-cash non-tax deductible goodwill impairment charge. Operating income for 2012 includes a $3.3 million loss associated with the resolution of a program related matter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2014, 2013 and 2012

19. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

	At December 31,
In thousands	2014	2013	2012
Identifiable assets (a):
Distribution	$547,350	$480,117	$449,552
Aerospace	531,868	557,831	521,080
Corporate (b)	121,987	102,683	126,361
Total assets	$1,201,205	$1,140,631	$1,096,993
Capital expenditures:
Distribution	$12,205	$12,034	$10,684
Aerospace	12,044	21,193	15,293
Corporate	4,034	7,625	6,409
Total capital expenditures	$28,283	$40,852	$32,386
Depreciation and amortization:
Distribution	$14,461	$11,236	$9,347
Aerospace	16,039	15,041	13,947
Corporate	5,709	5,278	4,871
Total depreciation and amortization	$36,209	$31,555	$28,165

(a) Identifiable assets are year-end assets at their respective net carrying values segregated as to segment and corporate use.

(b) For the periods presented, the corporate identifiable assets are principally comprised of cash, short-term and long-term deferred income tax assets, capitalized debt issuance costs, cash surrender value of life insurance policies and fixed assets.

The following table summarizes total sales of the Company, which are principally derived from the sale of products:

	For the year ended December 31,
	2014	2013	2012
in thousands
Bearings and Power Transmission (a)	$630,557	$622,041	$622,149
Automation, Control and Energy	300,861	271,465	220,999
Fluid Power	230,574	146,448	139,425
Military and Defense	391,532	384,088	346,290
Commercial Aerospace	241,438	229,879	234,479
Total sales (b)	$1,794,962	$1,653,921	$1,563,342
(a) Aerospace bearings are not included in this caption, as they are broken out by Military and Defense and Commercial Aerospace.
(b) Service revenue was not material for the years ended December 31, 2014, 2013 and 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2014, 2013 and 2012

19. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Sales are attributed to geographic regions based on the location to which the product is shipped. Geographic distribution of sales recorded by continuing operations is as follows:

	For the year ended December 31,
	2014	2013	2012
In thousands
North America	$1,576,041	$1,442,475	$1,415,370
Europe	117,686	107,297	99,187
Middle East	4,378	39,357	4,023
Asia	29,115	32,414	29,196
Oceania	65,122	28,892	10,249
Other	2,620	3,486	5,317
Total	$1,794,962	$1,653,921	$1,563,342

Geographic distribution of long-lived assets is as follows:

	At December 31,
	2014	2013
In thousands
United States	$419,457	$373,268
United Kingdom	60,175	64,585
Germany	18,842	20,260
Mexico	1,774	2,978
Total	$500,248	$461,091

20. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of these financial statements. There have been no material subsequent events that require disclosure.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2014, the Company's disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.

In making its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, management utilized the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control—Integrated Framework (2013). Management concluded that based on its assessment the Company’s internal control over financial reporting was effective as of December 31, 2014. The effectiveness of internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

The scope of management's assessment of the effectiveness of internal control over financial reporting excludes the operations of B.W. Rogers, which the Company acquired through a purchase business combination during the year ended December 31, 2014. The acquired business represented approximately 4% of the Company's consolidated revenues for the year ended December 31, 2014, and assets associated with the acquired businesses represented approximately 5% of the Company's consolidated total assets as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting during 2014.

During the fourth quarter ended December 31, 2014, management made no changes to internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than the list of executive officers of the Company set forth in Item 1, Executive Officers of the Registrant, all information under this caption may be found in the Company’s proxy statement to be delivered to stockholders in connection with the Annual Meeting of Shareholders, which is scheduled for April 15, 2015, (the “Proxy Statement”) in the following sections: “Class 3 Director Nominees for Election at the 2015 Annual Meeting,” “Continuing Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nominees,” and “Audit Committee.”  Those portions of the Proxy Statement are incorporated by reference into this Item 10.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bloomfield, State of Connecticut, on this 23rd day of February 2015.

KAMAN CORPORATION (Registrant)

By:	/s/ Neal J. Keating
Neal J. Keating
Chairman, President,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title:	Date:

/s/ Neal J. Keating	Chairman, President,	February 23, 2015
Neal J. Keating	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Robert D. Starr	Senior Vice President	February 23, 2015
Robert D. Starr	and Chief Financial Officer
(Principal Financial Officer)

/s/ John J. Tedone	Vice President – Finance and	February 23, 2015
John J. Tedone	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Neal J. Keating		February 23, 2015
Neal J. Keating
Attorney-in-Fact for:

Brian E. Barents	Director
E. Reeves Callaway III	Director
Karen M. Garrison	Director
A. William Higgins	Director
Scott E. Kuechle	Director
Eileen S. Kraus	Director
George E. Minnich	Director
Thomas W. Rabaut	Director
Richard J. Swift	Director

KAMAN CORPORATION AND SUBSIDIARIES

Index to Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Kaman Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 23, 2015 included under Item 8 in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this 2014 Form 10-K as of and for the years ended December 31, 2014 and 2013. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein as of and for the years ended December 31, 2014 and 2013 when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
February 23, 2015

KAMAN CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(Dollars in Thousands)

		Additions
DESCRIPTION	Balance Beginning of Period	Charged to Costs and Expenses	Others (A)	Deductions (B)	Balance End of Period
2014
Allowance for doubtful accounts	$3,827	$1,171	$148	$1,938	$3,208
2013
Allowance for doubtful accounts	$3,148	$1,635	$56	$1,012	$3,827
2012
Allowance for doubtful accounts	$3,294	$763	$322	$1,231	$3,148

(A)	Additions to allowance for doubtful accounts attributable to acquisitions.

(B)	Write-off of bad debts, net of recoveries.

		Additions (Reductions)
DESCRIPTION	Balance Beginning of Period	Current Year Provision (Benefit)	Others	Balance End of Period
2014
Valuation allowance on deferred tax assets	$4,657	$363	$(326)	$4,694
2013
Valuation allowance on deferred tax assets	$5,288	$531	$(1,162)	$4,657
2012
Valuation allowance on deferred tax assets	$3,786	$469	$1,033	$5,288

KAMAN CORPORATION
INDEX TO EXHIBITS

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 4, 2005, File No. 333-66179).	Previously Filed

Exhibit 3.2	Amended and Restated Bylaws of the Company, (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated February 28, 2008, File No. 000-01093).	Previously Filed

Exhibit 4.1
Amended and Restated Indenture, dated as of February 23, 2011, by and between the Company and The Bank of New York Mellon Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, File No. 000-01093).
Previously Filed

Exhibit 10.1
Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Annex A to the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 1, 2013, File No. 001-35419).*
Previously Filed

Exhibit 10.2
First Amendment to the Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 23, 2015, File No. 001-35419).*
Previously Filed

Exhibit 10.3
Form of Nonqualified Stock Option Agreement under the Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 24, 2014, File No. 001-35419).*
Previously Filed

Exhibit 10.4
Form of Restricted Share Agreement under the Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 24, 2014, File No. 001-35419).*
Previously Filed

Exhibit 10.5
Form of Restricted Stock Unit Agreement under the Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 6, 2014, File No 001-35419).*

Previously Filed

Exhibit 10.6
Form of Long-Term Performance Award Agreement (Payable in Cash) under the Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated February 24, 2014, File No. 001-35419).*
Previously Filed

Exhibit 10.7
Form of Long-Term Performance Award Agreement (Payable in Shares) granted under the Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated February 24, 2014, File No. 001-35419).*
Previously Filed

Exhibit 10.8
Form of Award Agreement for Non-Employee Directors under the Kaman Corporation 2013 Management Incentive Plan.(incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, File No. 001-35419).*
Previously Filed

Exhibit 10.9
Kaman Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10(a)(i) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2009, File No. 000-01093), as amended by amendments thereto filed with the SEC on April 7, 2010 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated April 7, 2010, File No. 000-01093) and November 1, 2010 (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010, File No. 000-01093), and February 22, 2012 (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, dated February 22, 2012, File No. 000-01093).*
Previously Filed

Exhibit 10.10
Form of Incentive Stock Option Agreement under the Kaman Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10h(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-01093).*
Previously Filed

Exhibit 10.11
Form of Non-Statutory Stock Option Agreement under the Kaman Corporation 2003 Stock Incentive Plan  (incorporated by reference to Exhibit 10h(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-01093).*
Previously Filed

Exhibit 10.12
Form of Stock Appreciation Rights Agreement under the Kaman Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10h(iii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-01093).*
Previously Filed

Exhibit 10.13
Form of Restricted Stock Agreement under the Kaman Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10h(iv) to the Company's Form 10-Q for the fiscal quarter ended June 27, 2007, File No. 000-01093).*
Previously Filed

Exhibit 10.14
Form of Long Term Performance Award Agreement under the Kaman Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10h(v) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, File No. 001-35419).*
Previously Filed

Exhibit 10.15
Form of Restricted Stock Unit Agreement under the Kaman Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10h(vi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, File No. 000-10093).*
Previously Filed

Exhibit 10.16
Kaman Corporation Employees Stock Purchase Plan (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010, File No. 000-01093), as amended by the First Amendment thereto filed with the SEC on February 27, 2012 (incorporated by reference to Exhibit 10b to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, File No. 001-35419) and the Second Amendment thereto filed with the SEC on February 25, 2013 (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 001-35419).*
Previously Filed

Exhibit 10.17
Third Amendment to Kaman Corporation Employees Stock Purchase Plan.(incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, File No. 001-35419).*
Previously Filed

Exhibit 10.18
Kaman Corporation Supplemental Employees' Retirement Plan (incorporated by reference to Exhibit 10c to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 333-66179), as amended by an amendment thereto filed with the SEC on March 5, 2004 (incorporated by reference to Exhibit 10c to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 333-66179), and an amendment thereto filed with the SEC on February 26, 2007 (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K, dated February 26, 2007, File No. 000-01093).*
Previously Filed

Exhibit 10.19
Post-2004 Supplemental Employees' Retirement Plan (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K, dated February 26, 2007, File No. 000-01093), as amended by the First Amendment thereto filed with the SEC on February 28, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated February 28, 2008, File No. 000-01093) and the Second Amendment thereto filed with the SEC on February 25, 2010 (incorporated by reference to Exhibit 10(c)(iii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, File No. 000-01093).*
Previously Filed

Exhibit 10.20
Kaman Corporation Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10d to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 333-66179), as amended by an amendment thereto filed with the SEC on March 5, 2004 (incorporated by reference to Exhibit 10d to the Company's Annual report on Form 10-K for the fiscal year ended December 31, 2003 File No. 333-66179), and an amendment thereto filed with the SEC on August 3, 2004 (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, File No. 333-66179).*
Previously Filed

Exhibit 10.21
Kaman Corporation Post-2004 Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated February 28, 2008, File No. 000-01093), as amended by the First Amendment thereto filed with the SEC on February 27, 2012 (incorporated by reference to Exhibit 10d(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, File No. 001-35419), the Second Amendment thereto (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, File No. 001-35419), and the Third Amendment thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 21, 2014, File No. 001-35419). *
Previously Filed

Exhibit 10.22
Kaman Corporation Cash Bonus Plan (incorporated by reference to Exhibit 10e(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, File No. 000-01093), as amended by Amendment No. 1 thereto filed with the SEC on February 28, 2011 (incorporated by reference to Exhibit 10e(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, File No. 000-01093).*
Previously Filed

Exhibit 10.23
Amended and Restated Executive Employment Agreement between Kaman Corporation and Neal J. Keating, originally dated as of August 7, 2007 and amended and restated as of November 11, 2008 (incorporated by reference to Exhibit 10g(xviii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-01093), as amended by Amendment No. 1 thereto dated January 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated February 23, 2010, File No. 000-01093), Amendment No. 2 thereto dated September 17, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated September 20, 2010, File No. 000-01093), and Amendment No. 3 thereto dated November 18, 2014 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, dated November 21, 2014, File No. 000-01093).*
Previously Filed

Exhibit 10.24
Amended and Restated Change in Control Agreement between Kaman Corporation and Neal J. Keating, originally dated as of August 7, 2007 and amended and restated as of November 11, 2008 (incorporated by reference to Exhibit 10g(xix) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-01093), as amended by Amendment No. 1 thereto, dated January 1, 2010 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 25, 2010, File No. 000-01093), the Second Amendment thereto, dated March 9, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated March 16, 2010, File No. 000-01093), and the Third Amendment thereto dated as of August 7, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 8, 2012, File No. 001-35419).*
Previously Filed

Exhibit 10.25
Promotion Letter between Kaman Corporation and Robert D. Starr dated as of June 7, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 18, 2013, File No. 001-35419).*
Previously Filed

Exhibit 10.26
Executive Employment Agreement between Kaman Corporation and Robert D. Starr, dated as of November 18, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 21, 2014, File No. 001-35419).*
Previously Filed

Exhibit 10.27
Change in Control Agreement between Kaman Corporation and Robert D. Starr dated as of June 7, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 7, 2013, File No. 001-35419).*
Previously Filed

Exhibit 10.28
Executive Employment Agreement dated as of November 17, 2008 between Kaman Corporation and William C. Denninger (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated November 13, 2008, File No. 000-01093), as amended by Amendment No. 1 thereto on February 23, 2010 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated February 25, 2010, File No. 000-01093), Amendment No. 2 thereto dated November 10, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 10, 2010, File No. 000-01093), and the Third Amendment thereto dated November 7, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated November 9, 2012, File No. 001-35419)).*
Previously Filed

Exhibit 10.29
Change in Control Agreement between Kaman Corporation and William C. Denninger dated as of November 12, 2008 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated November 13, 2008, File No. 000-01093), as amended by Amendment No. 1 thereto dated January 1, 2010 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated January 1, 2010, File No. 000-01093), the Second Amendment thereto dated March 8, 2010 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 16, 2010, File No. 000-01093), the Third Amendment thereto dated November 7, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated November 9, 2012, File No. 001-35419) and the Fourth Amendment thereto dated March 21, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 21, 2013, File No. 001-35419).*
Previously Filed

Exhibit 10.30
Amended and Restated Executive Employment Agreement between Kaman Aerospace Group, Inc. and Gregory L. Steiner, originally dated as of July 7, 2008 and amended and restated as of November 11, 2008 (incorporated by reference to Exhibit 10g(xx) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2009, File No. 000-01093), as amended by Amendment No. 1 thereto, dated June 7, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 7, 2011, File No. 000-01093).*
Previously Filed

Exhibit 10.31
Amended and Restated Change in Control Agreement between Kaman Aerospace Group, Inc. and Gregory L. Steiner, originally dated as of dated July 7, 2008 and amended and restated as of November 11, 2008 (incorporated by reference to Exhibit 10g(xx) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2009, File No. 000-01093), as amended by the First Amendment thereto, dated March 11, 2010 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, dated March 16, 2010, File No. 000-01093), and the Second Amendment thereto, dated June 4, 2013 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated June 7, 2013, File No. 000-35419).*
Previously Filed

Exhibit 10.32
Executive Employment Agreement between Kaman Industrial Technologies Corporation and Steven J. Smidler dated as of September 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 10, 2010, File No. 000-01093.)*
Previously Filed

Exhibit 10.33
Change in Control Agreement between Kaman Industrial Technologies Corporation and Steven J. Smidler dated as of September 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 10, 2010, File No. 000-01093), as amended by the First Amendment thereto dated November 9, 2011 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated November 9, 2011, File No. 000-01093).*
Previously Filed

Exhibit 10.34
Amended and Restated Executive Employment Agreement between the Company and Ronald M. Galla, originally dated as of January 1, 2007 and amended and restated as of November 11, 2008 (incorporated by reference to Exhibit 10g(v) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-01093), as amended by Amendment No. 1 thereto dated December 21, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated December 21, 2010, File No. 000-01093).*
Previously Filed

Exhibit 10.35
Amended and Restated Change in Control Agreement between the Company and Ronald M. Galla, originally dated as of January 1, 2007 and amended and restated as of November 11, 2008 (incorporated by reference to Exhibit 10g(xi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-01093), as amended by the First Amendment thereto, dated March 8, 2010 (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, dated March 16, 2010, File No. 000-01093) and the Second Amendment thereto, dated November 9, 2011 (incorporated by reference to Exhibit 10.2 on to the Company's Current Report on Form 8-K, dated on November 9, 2011, File No. 000-01093).*
Previously Filed

Exhibit 10.36
Change in Control Agreement between Kaman Corporation and Philip A. Goodrich dated as of June 10, 2013 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2013, File No. 001-35419).*
Previously Filed

Exhibit 10.37
Change in Control Agreement between Kaman Corporation and Shawn G. Lisle dated as of February 4, 2013 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 001-35419).*
Previously Filed

Exhibit 10.38
Change in Control Agreement between Kaman Corporation and Gregory T. Troy dated as of March 26, 2012 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 001-35419).*
Previously Filed

Exhibit 10.39
Deferred Compensation Agreement between Kaman Corporation and Eileen S. Kraus dated August 8, 1995 as amended by First Amendment thereto dated December 8, 2005 (incorporated by reference to Exhibit 10h(vii) to the Company's Annual Report on Form 10-K for the fiscal year ended on December 31, 2005, File No. 000-01093).*
Previously Filed

Exhibit 10.40
Purchase Agreement dated November 15, 2010, by and among Kaman Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and RBS Securities Inc., as representatives of the several Initial Purchasers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 19, 2010, File No. 000-01093).
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

Exhibit 10.52
Confirmation of Additional Warrants dated November 17, 2010, by and between Kaman Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.5(c) to the Company's Current Report on Form 8-K dated November 19, 2010, File No. 000-01093).
Previously Filed

Exhibit 10.53
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

Exhibit 10.54
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