Form 10-Q
period 2015-04-03
KAMAN Corp
filed 2015-04-29
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2015

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
Yes         ☐            No          ☒

At April 17, 2015, there were 27,227,679 shares of Common Stock outstanding.

PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts) (Unaudited)

	April 3, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$10,067	$12,411
Accounts receivable, net	218,899	234,648
Inventories	366,704	359,741
Deferred income taxes	26,156	25,888
Other current assets	31,793	29,568
Total current assets	653,619	662,256
Property, plant and equipment, net of accumulated depreciation of $188,862 and $183,829, respectively	146,136	147,825
Goodwill	242,209	238,581
Other intangible assets, net	94,678	94,491
Deferred income taxes	33,870	34,784
Other assets	23,141	23,268
Total assets	$1,193,653	$1,201,205
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable – trade	128,102	116,787
Accrued salaries and wages	31,781	42,214
Advances on contracts	2,690	2,406
Other accruals and payables	48,970	47,583
Income taxes payable	8,062	2,734
Total current liabilities	229,605	221,724
Long-term debt, excluding current portion	259,645	271,232
Deferred income taxes	2,646	3,391
Underfunded pension	130,925	141,546
Other long-term liabilities	47,265	45,647
Commitments and contingencies (Note 11)
Shareholders' equity:
Preferred stock, $1 par value, 200,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; voting; 27,597,605 and 27,518,226 shares issued, respectively	27,598	27,518
Additional paid-in capital	148,282	145,845
Retained earnings	487,838	479,984
Accumulated other comprehensive income (loss)	(130,058)	(126,261)
Less 403,307 and 385,942 shares of common stock, respectively, held in treasury, at cost	(10,093)	(9,421)
Total shareholders’ equity	523,567	517,665
Total liabilities and shareholders’ equity	$1,193,653	$1,201,205
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts) (Unaudited)

	For the Three Months Ended
	April 3, 2015	March 28, 2014
Net sales	$442,782	$407,958
Cost of sales	314,871	293,958
Gross profit	127,911	114,000
Selling, general and administrative expenses	105,554	92,302
Net loss on sale of assets	27	114
Operating income	22,330	21,584
Interest expense, net	3,327	3,131
Other expense (income), net	(64)	80
Earnings from continuing operations before income taxes	19,067	18,373
Income tax expense	6,318	6,429
Earnings from continuing operations	12,749	11,944
Earnings from discontinued operations, net of taxes	—	(487)
Net earnings	$12,749	$11,457

Earnings per share:
Basic earnings per share from continuing operations	$0.47	$0.45
Basic earnings per share from discontinued operations	—	(0.02)
Basic earnings per share	$0.47	$0.43

Diluted earnings per share from continuing operations	$0.46	$0.44
Diluted earnings per share from discontinued operations	—	(0.02)
Diluted earnings per share	$0.46	$0.42
Average shares outstanding:
Basic	27,188	26,923
Diluted	27,878	27,591
Dividends declared per share	$0.18	$0.16

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Three Months Ended
	April 3, 2015	March 28, 2014
Net earnings	$12,749	$11,457
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5,460)	(295)
Unrealized gain on derivative instruments, net of tax expense of $45 and $9, respectively	75	69
Change in pension and post-retirement benefit plan liabilities, net of tax expense of $961 and $402, respectively	1,588	664
Other comprehensive income (loss)	(3,797)	438
Comprehensive income	$8,952	$11,895

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Three Months Ended
	April 3, 2015	March 28, 2014
Cash flows from operating activities:
Earnings from continuing operations	$12,749	$11,944
Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	9,370	8,136
Accretion of convertible notes discount	499	473
Provision for doubtful accounts	628	13
Net loss on sale of assets	27	114
Net loss on derivative instruments	136	87
Stock compensation expense	1,605	1,314
Excess tax benefit from share-based compensation arrangements	(168)	(522)
Deferred income taxes	(973)	1,844
Changes in assets and liabilities, excluding effects of acquisitions/divestitures:
Accounts receivable	16,854	(22,564)
Inventories	(7,109)	11,829
Income tax refunds receivable	—	2,297
Other current assets	(2,217)	(3,135)
Accounts payable - trade	10,754	(7,565)
Accrued contract losses	(111)	(738)
Advances on contracts	284	(7,139)
Other accruals and payables	(7,329)	(3,107)
Income taxes payable	5,319	699
Pension liabilities	(8,075)	(9,309)
Other long-term liabilities	464	3,774
Net cash provided by (used in) operating activities of continuing operations	32,707	(11,555)
Net cash provided by (used in) operating activities of discontinued operations	—	(415)
Net cash provided by (used in) operating activities	32,707	(11,970)
Cash flows from investing activities:
Proceeds from sale of assets	25	3
Expenditures for property, plant & equipment	(7,195)	(11,660)
Acquisition of businesses (net of cash acquired)	(10,956)	(160)
Other, net	(575)	(655)
Cash used in investing activities of continuing operations	(18,701)	(12,472)
Cash provided by investing activities of discontinued operations	—	3
Cash used in investing activities	(18,701)	(12,469)
Cash flows from financing activities:
Net borrowings under revolving credit agreements	(8,509)	15,995
Debt repayment	(2,500)	—
Net change in book overdraft	(913)	8,389
Proceeds from exercise of employee stock awards	911	2,120
Purchase of treasury shares	(671)	(687)
Dividends paid	(4,341)	(4,298)
Other	—	—
Windfall tax benefit	168	522
Cash provided by (used in) financing activities of continuing operations	(15,855)	22,041
Cash provided by (used in) financing activities of discontinued operations	—	—
Cash provided by (used in) financing activities	(15,855)	22,041
Net increase (decrease) in cash and cash equivalents	(1,849)	(2,398)
Effect of exchange rate changes on cash and cash equivalents	(495)	1
Cash and cash equivalents at beginning of period	12,411	10,384
Cash and cash equivalents at end of period	$10,067	$7,987

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three-month fiscal periods ended April 3, 2015 and March 28, 2014
(Unaudited)

1. BASIS OF PRESENTATION

The December 31, 2014, Condensed Consolidated Balance Sheet amounts have been derived from the previously audited Consolidated Balance Sheet of Kaman Corporation and subsidiaries (collectively, the “Company”), but do not include all disclosures required by accounting principles generally accepted in the United States of America ("US GAAP"). In the opinion of management, the condensed financial information reflects all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this report. The statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the interim periods presented are not necessarily indicative of trends or of results to be expected for the entire year.

The Company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The first quarters for 2015 and 2014 ended on April 3, 2015, and March 28, 2014, respectively.

2. RECENT ACCOUNTING STANDARDS

In April 2015, the FASB issued ASU No. 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU No. 2015-03 amends the FASB Accounting Standards Codification (the "Codification") to require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related liability. Such treatment is consistent with the current presentation of debt discounts or premiums. As it stood prior to amendment, debt issuance costs were reported in the balance sheet as an asset (i.e., a deferred charge), whereas debt discounts and premiums were, and remain, reported as deductions from or additions to the debt itself. Recognition and measurement guidance for debt issuance costs is not affected by amendments to the Codification. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810)." ASU 2015-02 focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

In January 2015, the FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20)." The new standard eliminates the concept of extraordinary items and their segregation from the results of ordinary operations and expands presentation and disclosure guidance to include items that are both unusual in nature and occur infrequently. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 3, 2015 and March 28, 2014
(Unaudited)

2. RECENT ACCOUNTING STANDARDS (CONTINUED)

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (ASC Topic 606)." The objective of this standard update is to remove inconsistent practices with regards to revenue recognition between US GAAP and International Financial Reporting Standards ("IFRS"). The standard intends to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. On April 1, 2015, the FASB proposed a one-year deferral of this standard. If finalized, the provisions of this ASU will be effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted for periods beginning after December 15, 2016. The Company is currently assessing the potential impact of this ASU on its consolidated financial statements.

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

3. DISCONTINUED OPERATIONS

On December 19, 2014, the Company sold the Distribution segment's Mexican business unit, Delamac de Mexico, S.A. de C.V. ("Delamac"). As a result, the Company has reported the results of operations and consolidated financial position of this component as discontinued operations within the condensed consolidated financial statements for all periods presented. For the three-month fiscal period ended April 3, 2015, there was no earnings or loss from discontinued operations. For the three-month fiscal period ended March 28, 2014, the Company recorded $6.0 million in net sales from discontinued operations, $0.7 million of losses and a related tax benefit of $0.2 million, resulting in $0.5 million of net loss from discontinued operations.

4. ACQUISITIONS

On January 30, 2015, the Company acquired substantially all of the operating assets of G.C. Fabrication, Inc. ("GCF") for a purchase price of $9.5 million. Located in Northvale, New Jersey, GCF is a premier Schneider Electric/Square D distributor and carries a variety of electrical power, automation, process controls, specialized HVAC, water and wastewater systems, communication and networking devices from a premier set of global manufacturers. The acquisition of GCF has expanded the Company's automation, control & energy product offerings into the New York metro market. This acquisition is immaterial to the Company's results of operations and financial position.

5. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	April 3, 2015	December 31, 2014
In thousands
Trade receivables	$155,208	$141,481
U.S. Government contracts:
Billed	16,302	21,909
Costs and accrued profit – not billed	2,621	1,581
Commercial and other government contracts:
Billed	42,163	51,166
Costs and accrued profit – not billed	6,253	21,719
Less allowance for doubtful accounts	(3,648)	(3,208)
Accounts receivable, net	$218,899	$234,648

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 3, 2015 and March 28, 2014
(Unaudited)

5. ACCOUNTS RECEIVABLE, NET (CONTINUED)

Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	April 3, 2015	December 31, 2014
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$900	$4,561
Total	$900	$4,561

The decrease in the above balance primarily relates to receipt of payment from a customer for claims related to a composite aerostructures program.

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

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value:

	April 3, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
In thousands
Long-term debt:
Level 1	$109,523	$149,722	$109,024	$145,188
Level 2	160,122	152,681	172,208	164,204
Total	$269,645	$302,403	$281,232	$309,392

The above fair values were computed based on quoted market prices (Level 1) and discounted future cash flows (Level 2 observable inputs), as applicable. Differences from carrying values are attributable to interest rate changes subsequent to when the transactions occurred.

The fair values of Cash and cash equivalents, Accounts receivable, net, Notes payable, and Accounts payable - trade approximate their carrying amounts due to the short-term maturities of these instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 3, 2015 and March 28, 2014
(Unaudited)

6. FAIR VALUE MEASUREMENTS (CONTINUED)

Recurring Fair Value Measurements

The Company holds derivative instruments for foreign exchange contracts and interest rate swaps that are measured at fair value using observable market inputs such as forward rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy and have been included in other current assets and other assets on the Consolidated Balance Sheet at April 3, 2015, and December 31, 2014. Based on the Company's continued ability to trade and enter into forward contracts and interest rate swaps, we consider the markets for our fair value instruments to be active. These contracts are not material to the Company's Condensed Consolidated Financial Statements for the three-month fiscal periods ended April 3, 2015, and March 28, 2014.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of April 3, 2015, such credit risks have not had an adverse impact on the fair value of these instruments.

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

The Term Loan Facility of the Company's Credit Agreement (“Term Loan”) contains floating rate obligations and is subject to interest rate fluctuations. During 2013, the Company entered into interest rate swap agreements for the purposes of hedging the eight quarterly variable-rate interest payments under its Term Loan due in 2014 and 2015. These interest rate swap agreements were designated as cash flow hedges and are intended to manage interest rate risk associated with the Company’s variable rate borrowings and minimize the impact on the Company’s earnings and cash flows of interest rate fluctuations attributable to changes in LIBOR rates. These agreements are not material to the Company's condensed consolidated financial statements for the three-month fiscal periods ended April 3, 2015, and March 28, 2014.

During the second quarter of 2014, the Company entered into forward exchange contracts designed to hedge forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on the Company's earnings and cash flows. These contracts were entered into as a result of forecasted foreign currency transactions associated with the New Zealand contract to deliver ten SH-2G(I) aircraft and were designated as cash flow hedges. During the third quarter of 2014, the Company dedesignated these forward contracts, due to a change in the timing of payments. These contracts are not material to the Company's condensed consolidated financial statements for the three-month fiscal periods ended April 3, 2015, and March 28, 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 3, 2015 and March 28, 2014
(Unaudited)

8. INVENTORIES

Inventories consist of the following:

	April 3, 2015	December 31, 2014
In thousands
Merchandise for resale	$153,713	$149,837
Raw materials	19,830	19,954
Contracts and other work in process	182,123	179,002
Finished goods (including certain general stock materials)	11,038	10,948
Total	$366,704	$359,741

Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	April 3, 2015	December 31, 2014
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$13,770	$13,337
Total	$13,770	$13,337

K-MAX® inventory of $18.4 million and $17.2 million as of April 3, 2015, and December 31, 2014, respectively, is included in contracts and other work in process inventory and finished goods. Management believes that a significant portion of this K-MAX® inventory will be sold after April 3, 2016, based upon the anticipation of supporting the fleet for the foreseeable future.

At April 3, 2015, and December 31, 2014, $19.5 million and $23.5 million, respectively, of SH-2G(I), formerly SH-2G(A), inventory was included on the Company's balance sheet in contracts and other work in process inventory. On May 8, 2013, the Company announced that it had entered into a $120.6 million contract with the New Zealand Ministry of Defence for the sale of ten SH-2G(I) Super Seasprite aircraft, spare parts, a full mission flight simulator, and related logistics support. Although a substantial portion of the SH-2G(I) inventory will be used in the performance of this contract, management believes that $6.2 million of the SH-2G(I) inventory will be sold after April 3, 2016.

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

Revenue and cost estimates for all significant long-term contracts for which revenue is recognized using the percentage-of-completion method of accounting are reviewed and reassessed quarterly. Based upon these reviews, the Company records the effects of adjustments in profit estimates each period. If at any time the Company determines that in the case of a particular contract total costs will exceed total contract revenue, the Company will record a provision for the entire anticipated contract loss at that time. For the three-month fiscal period ended April 3, 2015, there was a $1.8 million increase in the Company's operating income attributable to changes in contract estimates. This increase was primarily a result of improved performance on the Joint Programmable Fuze ("JPF") program. For the three-month fiscal period ended March 28, 2014, there was a $0.8 million increase in the Company's operating income from changes in contract estimates. This increase was primarily a result of improved performance on the JPF program and material and labor hour improvements on one of our commercial aerostructures programs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 3, 2015 and March 28, 2014
(Unaudited)

9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company:

	Distribution	Aerospace	Total
In thousands
Gross balance at December 31, 2014	$141,612	$113,221	$254,833
Accumulated impairment	—	(16,252)	(16,252)
Net balance at December 31, 2014	141,612	96,969	238,581
Additions	5,559	—	5,559
Impairments	—	—	—
Foreign currency translation	—	(1,931)	(1,931)
Ending balance at April 3, 2015	$147,171	$95,038	$242,209

Additions to goodwill for the Company's Distribution segment relate to the acquisition completed during 2015, as discussed in Note 4, Acquisitions.

Other intangible assets consisted of:

		At April 3,		At December 31,
		2015		2014
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Customer lists / relationships	6-21 years	$125,549	$(33,917)	$123,005	$(31,868)
Trademarks / trade names	3-8 years	3,636	(2,217)	3,546	(2,080)
Non-compete agreements and other	1-9 years	6,742	(5,230)	6,719	(4,948)
Patents	17 years	523	(408)	523	(406)
Total		$136,450	$(41,772)	$133,793	$(39,302)

The changes in other intangible assets are attributable to changes in foreign currency exchange rates and the acquisition completed during 2015.

10. PENSION PLANS

Components of net pension cost for the Qualified Pension Plan and Supplemental Employees’ Retirement Plan ("SERP") are as follows:

	For the Three Months Ended
	Qualified Pension Plan		SERP
	April 3, 2015	March 28, 2014	April 3, 2015	March 28, 2014
In thousands
Service cost for benefits earned during the year	$3,533	$2,940	$52	$64
Interest cost on projected benefit obligation	6,878	7,209	79	85
Expected return on plan assets	(11,032)	(10,262)	—	—
Amortization of prior service cost	14	25	—	—
Amortization of net loss	2,480	1,019	55	22
Net pension cost	$1,873	$931	$186	$171

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 3, 2015 and March 28, 2014
(Unaudited)

10. PENSION PLANS (CONTINUED)

The following tables show the amounts of contributions made to the Qualified Pension Plan and SERP during each period and the additional contributions the Company expects to make during the remainder of 2015:

Year-to-date contributions:

	Qualified Pension Plan		SERP
	As of April 3, 2015	As of December 31, 2014	As of April 3, 2015	As of December 31, 2014
In thousands
Year-to-date contributions	$10,000	$10,000	$134	$819

Expected additional contributions in 2015:

	Qualified Pension Plan	SERP
In thousands
Expected additional contributions	$—	$397

11. COMMITMENTS AND CONTINGENCIES

AH-1Z

The Company is currently engaged in discussions with its customer to resolve the technical and design issues experienced on the AH-1Z attack helicopter program that caused production and delivery delays. As a result of these technical issues and schedule delays the Company has incurred additional costs outside the scope of work for its original contract and, under the provisions of the contract, has filed claims with its customer requesting additional consideration for work performed.

On April 23, 2015, the Company received a warranty claim from its customer for $24.0 million for costs incurred due to rework performed on delivered cabins. The Company is in the process of evaluating this claim; however, based on its preliminary understanding it does not believe there is a legitimate basis for the claim. The Company is working with its customer to reach a mutually acceptable outcome. If a mutually acceptable resolution cannot be agreed upon, the Company intends to vigorously defend itself in this matter. As of April 3, 2015, no amounts have been accrued for this matter.

The Company is also in discussions with its customer regarding the acceleration of the delivery of aircraft to the U.S. Marines, which could result in a scope change to the current contract. Based on the outcome of these discussions and the matters described above, the Company may be required to accrue amounts associated with its customer's claim or write-off a portion of the amounts currently recorded in inventory. However, the resolution of these matters cannot be determined at this time. Total program inventory is $45.1 million and there are currently sales orders of $13.2 million in backlog associated with this program.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 3, 2015 and March 28, 2014
(Unaudited)

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Bloomfield

In connection with the Company’s 2008 purchase of the portion of the Bloomfield campus that a Company subsidiary had leased from the Naval Air Systems Command (NAVAIR), the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and continues the effort to define the scope of the remediation that will be required by the Connecticut Department of Energy & Environmental Protection. The assumed environmental liability of $10.3 million, all of which has been accrued, was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $9.6 million. At April 3, 2015, the Company has $5.0 million accrued for this environmental matter. A portion ($1.7 million) of the accrual related to this property is included in other accruals and payables, and the balance ($3.3 million) is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Other Environmental Matters

The Company has been notified by the Environmental Protection Agency that it is a potentially responsible party ("PRP") at a Superfund Site. At April 3, 2015, the Company had no amount accrued for this matter, as it is unable to estimate the amount of costs, if any, that might be incurred in connection with the remediation of this site. In making this determination, the Company considered all available information related to the site; specifically, the continued identification of PRPs and the inability to determine the proportion of total responsibility attributable to each PRP at this time. As more information is received, the Company will reassess its ability to estimate its portion of the cost for remediation, taking into consideration the financial resources of other PRPs involved in the site, their proportionate share of the total responsibility for waste at the site, the existence of insurance and the financial viability of the insurer.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 3, 2015 and March 28, 2014
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

	For the Three Months Ended
	April 3, 2015	March 28, 2014
In thousands, except per share amounts
Earnings from continuing operations	$12,749	$11,944
Earnings from discontinued operations, net of tax	—	(487)
Net earnings	$12,749	$11,457

Basic:
Weighted average number of shares outstanding	27,188	26,923

Earnings per share from continuing operations	$0.47	$0.45
Earnings per share from discontinued operations	—	(0.02)
Basic earnings per share	$0.47	$0.43
Diluted:
Weighted average number of shares outstanding	27,188	26,923
Weighted average shares issuable on exercise of dilutive stock options	137	159
Weighted average shares issuable on redemption of convertible notes	553	509
Total	27,878	27,591

Earnings per share from continuing operations	$0.46	$0.44
Earnings per share from discontinued operations	—	(0.02)
Diluted earnings per share	$0.46	$0.42

Equity awards

For the three-month fiscal periods ended April 3, 2015, and March 28, 2014, respectively, 501,263 and 442,219 shares issuable under equity awards granted to employees were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period.

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

For the three-month fiscal periods ended April 3, 2015, and March 28, 2014, respectively, shares issuable under the Convertible Notes that were dilutive during the period were included in the calculation of earnings per share as the conversion price for the Convertible Notes was less than the average share price of the Company's stock.

Warrants

Excluded from the diluted earnings per share calculation for the three-month fiscal periods ended April 3, 2015, and March 28, 2014, respectively, are 3,417,392 and 3,409,074, respectively, shares issuable under the warrants sold in connection with the Company’s convertible note offering as they would be anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 3, 2015 and March 28, 2014
(Unaudited)

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

Compensation expense for stock options, restricted stock awards and restricted stock units is recognized on a straight-line basis over the vesting period of the awards. Share-based compensation expense recorded for the three-month fiscal periods ended April 3, 2015 and March 28, 2014, was $1.6 million and $1.3 million, respectively.

During the first quarter of 2015, the Company issued additional stock awards with market and performance based conditions, bringing the total of these shares to 8,238, assuming a 100% achievement level. The Company measured the cost of these awards based on their fair value at the date of grant to the extent of the probable number of shares to be earned upon vesting. Amortization of this cost will be recorded on a straight-line basis over the requisite service period. Throughout the course of the requisite service period, the Company will monitor the level of achievement compared to the target and adjust the number of shares expected to be earned, and the related compensation expense recorded thereafter, to reflect the updated most probable outcome. Compensation expense for these awards for the three-month fiscal periods ended April 3, 2015, and March 28, 2014, was not material.

Stock option activity was as follows:

	For the Three Months Ended
	April 3, 2015
	Options	Weighted - average exercise price
Options outstanding at beginning of period	904,091	$31.26
Granted	202,345	$39.54
Exercised	(3,803)	$23.22
Forfeited or expired	(3,458)	$37.98
Options outstanding at April 3, 2015	1,099,175	$32.79

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	For the Three Months Ended
	April 3, 2015	March 28, 2014
Expected option term (years)	5.1	5.1
Expected volatility	29.0%	37.5%
Risk-free interest rate	1.6%	1.5%
Expected dividend yield	1.6%	1.7%
Per share fair value of options granted	$9.28	$11.60

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 3, 2015 and March 28, 2014
(Unaudited)

13. SHARE-BASED ARRANGEMENTS (CONTINUED)

Restricted Stock Award and Restricted Stock Unit activity was as follows:

	For the Three Months Ended
	April 3, 2015
	Restricted Stock	Weighted- average grant date fair value
Restricted Stock outstanding at beginning of period	196,553	$36.29
Granted	56,240	$39.49
Vested	(61,144)	$33.95
Forfeited or expired	(1,099)	$37.84
Restricted Stock outstanding at April 3, 2015	190,550	$37.97

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

The Distribution segment is a leading power transmission, motion control, and fluid power industrial distributor with operations throughout the United States. Distribution conducts business in the mechanical power transmission and bearings, electrical, automation and control, and fluid power product platforms and provides total solutions from system design and integration to machine parts and value-added services to the manufacturing industry.

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

Summarized financial information by business segment is as follows:

	For the Three Months Ended
In thousands	April 3, 2015	March 28, 2014
Net sales:
Distribution	$311,471	$258,896
Aerospace	131,311	149,062
Net sales	$442,782	$407,958
Operating income:
Distribution	$12,964	$11,733
Aerospace	21,821	22,021
Net loss on sale of assets	(27)	(114)
Corporate expense	(12,428)	(12,056)
Operating income from continuing operations	22,330	21,584
Interest expense, net	3,327	3,131
Other expense (income), net	(64)	80
Earnings before income taxes from continuing operations	19,067	18,373
Income tax expense	6,318	6,429
Earnings from continuing operations	$12,749	$11,944

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 3, 2015 and March 28, 2014
(Unaudited)

15. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in shareholders’ equity for the three-month fiscal periods ended April 3, 2015, and March 28, 2014, respectively, were as follows:

	For the Three Months Ended
	April 3, 2015	March 28, 2014
In thousands
Beginning balance	$517,665	$511,292
Comprehensive income	8,952	11,895
Dividends declared	(4,895)	(4,319)
Employee stock plans and related tax benefit	911	2,120
Purchase of treasury shares	(671)	(687)
Share-based compensation expense	1,605	1,314
Ending balance	$523,567	$521,615

The components of accumulated other comprehensive income (loss) are shown below:

	For the Three Months Ended
	April 3, 2015	March 28, 2014
In thousands
Foreign currency translation:
Beginning balance	$(20,676)	$(14,219)
Net gain/(loss) on foreign currency translation	(5,460)	(295)
Reclassification to net income	—	—
Other comprehensive income/(loss), net of tax	(5,460)	(295)
Ending balance	$(26,136)	$(14,514)

Pension and other post-retirement benefits(a):
Beginning balance	(105,264)	(66,317)
Reclassifications to net income:
Amortization of prior service cost, net of tax expense of $5 and $10, respectively	9	15
Amortization of net loss, net of tax expense of $956 and $392, respectively	1,579	649
Other comprehensive income/(loss), net of tax	1,588	664
Ending balance	$(103,676)	$(65,653)

Derivative instruments(b):
Beginning balance	(321)	(585)
Net loss on derivative instruments, net of tax expense (benefit) of ($28) and $44, respectively	(45)	(41)
Reclassification to net income, net of tax expense (benefit) of $73 and ($35), respectively	120	110
Other comprehensive income/(loss), net of tax	75	69
Ending balance	$(246)	$(516)

Total accumulated other comprehensive income (loss)	$(130,058)	$(80,683)
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
(See Note 10, Pension Plans for additional information.)

(b) See Note 7, Derivative Financial Instruments, for additional information regarding our derivative instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 3, 2015 and March 28, 2014
(Unaudited)

16. INCOME TAXES

	For the Three Months Ended
	April 3, 2015	March 28, 2014

Effective Income Tax Rate	33.1%	35.0%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the year. The decrease in the effective tax rate for the three-month fiscal period ended April 3, 2015, as compared to the rate for the same period in the prior year is primarily due to favorable adjustments related to amended returns, as well as additional deductions for domestic production activities.

17. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of these financial statements. No material subsequent events were identified that required disclosure.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide readers of our condensed consolidated financial statements with the perspectives of management. It presents, in narrative form, information regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results, and is designed to enable the readers of this report to obtain an understanding of our businesses, strategies, current trends and future prospects. It should be read in conjunction with our 2014 Annual Report on Form 10-K and the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

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

Financial performance

•	Net sales from continuing operations increased 8.5% for the three-month fiscal period ended April 3, 2015, compared to the comparable fiscal period in the prior year.

•	Earnings from continuing operations increased 6.7% for the three-month fiscal period ended April 3, 2015, compared to the comparable fiscal period in the prior year.

•
Diluted earnings per share from continuing operations increased to $0.46, an increase of $0.02, or 4.5% for the three-month fiscal period ended April 3, 2015, compared to the comparable fiscal period in the prior year.

•
Cash flows provided by operating activities of continuing operations for the three-month fiscal period ended April 3, 2015, were $32.7 million, $44.3 million more than the comparable fiscal period in the prior year.

•	For the three-month fiscal period ended April 3, 2015, our Distribution segment achieved record net sales of $311.5 million.

Key events

•	On April 29, 2015, the Company announced that the Board of Directors approved a $100.0 million share repurchase program, which replaces our previous share repurchase program.

•
On March 27, 2015, the Company announced that its Aerospace segment was awarded a contract modification in the amount of $58.0 million for the procurement of Joint Programmable Fuzes ("JPF"). The award is the first order under Option 12 of the JPF contract with the U.S. Air Force ("USAF"). Delivery of the fuzes is anticipated to occur in 2016 and 2017.

•
On March 26, 2015, the Company announced that its Aerospace segment was awarded an extension to its current contract with Bell Helicopter to manufacture skin and skin to core components for the Bell UH-1Y and AH-1Z helicopters. This five-year follow on contract has an expected value in excess of $25 million.

•	On February 23, 2015, the Company announced that the Board of Directors approved an increase of 12.5% in the quarterly dividend on the Company’s common shares, to 18 cents per share.

•
On January 30, 2015, the Company acquired substantially all the operating assets of G.C. Fabrication, Inc. ("GCF") of Northvale, New Jersey. GCF is a premier Schneider Electric/Square D distributor and carries a variety of electrical power, automation, process controls, specialized HVAC, water and wastewater systems, communication and networking devices from a premier set of global manufacturers.

Outlook

We are revising our full-year outlook for 2015, as set forth in our 2014 Annual Report on Form 10-K as follows:

•	Distribution:

◦	Sales of $1,250 million to $1,280 million

◦	Operating margins of 4.9% to 5.2%

•	Aerospace:

◦	Sales of $625 million to $645 million

◦	Operating margins of 17.1% to 17.5%

•	Interest expense of approximately $13 million

•	Corporate expenses of $53 million to $54 million

•	Estimated annualized tax rate of approximately 34%

•	Depreciation and amortization expense of approximately $40 million

•	Capital expenditures of $30 million to $40 million

•	Free cash flow in the range of $75 million to $90 million

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

RESULTS OF OPERATIONS

Consolidated Results

Net Sales

	For the Three Months Ended
	April 3, 2015	March 28, 2014
	(in thousands)
Net sales	$442,782	$407,958
$ change	34,824	27,116
% change	8.5%	7.1%

The following table details the components of the increase in net sales as a percentage of consolidated net sales:

For the Three Months Ended
April 3, 2015
Organic Sales(1):
Distribution	5.5%
Aerospace	(4.4)%
Total Organic Sales	1.1%

Sales by Recent Acquisitions:
Distribution	7.4%
Aerospace	—%
Total Acquisition Sales	7.4%

% change in net sales	8.5%
(1) Sales contributed by acquisitions are included in organic sales beginning with the thirteenth month following the date of acquisition. See segment discussions below for additional information regarding the changes in net sales.

Gross Profit

	For the Three Months Ended
	April 3, 2015	March 28, 2014
	(in thousands)
Gross profit	$127,911	$114,000
$ change	13,911	5,197
% change	12.2%	4.8%
% of net sales	28.9%	27.9%

Gross profit increased for the three-month fiscal period ended April 3, 2015, as compared to the same period in 2014, due to higher gross profit at our Distribution segment. The increase at Distribution was primarily attributable to the contribution of gross margin from B.W. Rogers, which was acquired during the second quarter of 2014. Additionally, the Distribution segment had higher organic gross profit, which increased 5.0% for the three-month fiscal period ended April 3, 2015, when compared to the corresponding 2014 period.

Selling, General & Administrative Expenses (SG&A)

	For the Three Months Ended
	April 3, 2015	March 28, 2014
	(in thousands)
SG&A	$105,554	$92,302
$ change	13,252	(2,697)
% change	14.4%	(2.8)%
% of net sales	23.8%	22.6%

SG&A increased by 14.4% for the three-month fiscal period ended April 3, 2015, as compared to the corresponding 2014 period. The following table details the components of the change:

For the Three Months Ended
April 3, 2015
Organic SG&A(1):
Distribution	6.5%
Aerospace	(0.1)%
Corporate	0.2%
Total Organic SG&A	6.6%

Acquisition SG&A:
Distribution	7.8%
Aerospace	—%
Total Acquisition SG&A	7.8%

% change in SG&A	14.4%
(1)SG&A expense incurred by acquisitions are included in organic SG&A beginning with the thirteenth month following the date of acquisition.

The increase in SG&A for the three-month fiscal period ended April 3, 2015, was due to higher expenses at our Distribution segment. This increase in expenses relates to the contribution of SG&A expenses from B.W. Rogers, higher salary and benefit expenses, including pension and medical expenses and costs related to our new ERP system. In addition, we incurred $1.1 million in costs related to a potential acquisition which we did not complete, compared to $0.7 million in costs related to the acquisition of B.W. Rogers for the corresponding period in the prior year.

Operating Income

	For the Three Months Ended
	April 3, 2015	March 28, 2014
	(in thousands)
Operating income	$22,330	$21,584
$ change	746	7,862
% change	3.5%	57.3%
% of net sales	5.0%	5.3%

Operating income for the three-month fiscal period ended April 3, 2015, remained relatively flat, as compared to the comparable period in 2014. The higher operating income at Distribution and lower corporate expenses were offset by lower operating income at Aerospace. (See segment discussion below for additional information.)

Interest Expense, Net

	For the Three Months Ended
	April 3, 2015	March 28, 2014
	(in thousands)
Interest expense, net	$3,327	$3,131

Interest expense, net, generally consists of interest charged on our Credit Agreement (see "Liquidity and Capital Resources - Financing Arrangements", below), which includes a revolving credit facility and a term loan facility, and other borrowings and the amortization of debt issuance costs, offset by interest income. The increase in interest expense, net for the three-month fiscal period ended April 3, 2015, was primarily attributable to the higher average borrowings, as compared to the comparable period ended March 28, 2014. Additionally, at April 3, 2015, the interest rate for outstanding amounts under the Credit Agreement was 1.71% compared to 1.69% at March 28, 2014. (See Liquidity and Capital Resources section below for information on our borrowings.)

Effective Income Tax Rate

	For the Three Months Ended
	April 3, 2015	March 28, 2014

Effective income tax rate	33.1%	35.0%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the year. The decrease in the effective tax rate for the three-month fiscal period ended April 3, 2015, as compared to the rate for the comparable period in the prior year was primarily due to favorable adjustments related to amended returns, as well as additional deductions for domestic production activities.

Distribution Segment

Results of Operations

	For the Three Months Ended
	April 3, 2015	March 28, 2014
	(in thousands)
Net sales	$311,471	$258,896
$ change	52,575	8,961
% change	20.3%	3.6%

Operating income	$12,964	$11,733
$ change	1,231	7,145
% change	10.5%	155.7%
% of net sales	4.2%	4.5%

Net sales

The increase in net sales for the three-month fiscal period ended April 3, 2015, as compared to the same period in 2014 was driven by an increase in organic sales due to four additional sales days during the period and the contribution of sales from our 2014 and 2015 acquisitions which totaled $30.0 million for the three-month fiscal period ended April 3, 2015.

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

		For the Three Months Ended
		April 3, 2015	March 28, 2014
		(in thousands)
Current period
Net sales		$311,471	$258,896
Acquisition sales (1)		29,997	6,866
Organic sales		$281,474	$252,030
Sales days		66	62
Organic sales per sales day for the current period	a	$4,265	$4,065

Prior period
Net sales from the prior year		$258,896	$249,935
Sales days from the prior year		62	63
Organic sales per sales day from the prior year	b	$4,176	$3,967

% change in organic sales per sales day	(a-b)÷b	2.1%	2.5%
(1) Sales contributed by an acquisition are included in organic sales beginning with the thirteenth month following the date of acquisition. Prior period information is adjusted to reflect acquisition sales for that period as organic sales when calculating organic sales per sales day.

Organic sales per sales day for the three-month fiscal period ended April 3, 2015, increased 2.1% as compared to the comparable period in 2014. The increase was primarily driven by increases in sales volume to both our original equipment manufacturer customers and maintenance, repair and operations customers. The Distribution segment experienced higher sales in the machinery manufacturing, paper manufacturing, fabricated metal product manufacturing and food manufacturing markets.

Operating income

The increase in Distribution segment operating income for the three-month fiscal period ended April 3, 2015, as compared to the corresponding period in the prior year was driven by higher organic sales and the contribution of operating income from B.W. Rogers, partially offset by higher operating expenses. These expenses include higher salary and benefit expenses, including pension and medical expenses and costs related to our new ERP system.
Other Matters

Enterprise Resource Planning System

In July 2012, we announced our decision to invest in a new enterprise-wide business system for our Distribution segment. The anticipated total investment in the new system is approximately $45.0 million, which will be incurred over a number of years. Of the total investment, we expect that approximately 75% will be capitalized. From its inception through April 3, 2015, we have spent $29.5 million on this project, of which $26.0 million has been capitalized. Depreciation and amortization of the capitalized cost commenced in July 2014 and is expected to increase over the next three to four years. In order to minimize disruptions to our ongoing operations we have developed a project plan that takes a phased approach to implementation and includes appropriate contingencies. In July 2014, the Distribution segment reached a significant milestone when the Minarik Automation & Controls facilities went live on the new system. We plan to transition additional locations onto the new ERP system during 2015. For the three-month fiscal period ended April 3, 2015, expenses incurred totaled approximately $0.2 million and capital expenditures totaled $2.3 million. Depreciation expense for the ERP system for the three-month fiscal period ended April 3, 2015 totaled $0.7 million.

Aerospace Segment

Results of Operations

	For the Three Months Ended
	April 3, 2015	March 28, 2014
	(in thousands)
Net sales	$131,311	$149,062
$ change	(17,751)	18,155
% change	(11.9)%	13.9%

Operating income	$21,821	$22,021
$ change	(200)	1,110
% change	(0.9)%	5.3%
% of net sales	16.6%	14.8%

Net sales

Sales decreased for the three-month fiscal period ended April 3, 2015, as compared to the corresponding period in 2014, due to a decrease in sales of both our military and commercial products/programs of $11.1 million and $6.7 million, respectively. The decrease in military sales is primarily attributable to lower sales volume on our legacy fuze programs, the completion of the C-17 program in the prior year, lower sales under our SH-2G(I) contract with New Zealand and lower shipments of our JPF to foreign militaries. These decreases, totaling $12.5 million, are partially offset by a $1.1 million increase in military sales resulting from higher shipments under the Sikorsky BLACK HAWK helicopter program.

The decrease in commercial sales is primarily attributable to a decline in sales volume on certain composite structure programs, lower sales under the Learjet 85 program as a result of the stop-work order received during the third quarter of 2014 and lower commercial bearing product sales.

Operating income

Operating income remained relatively flat for the three-month fiscal period ended April 3, 2015, compared to the corresponding period in 2014. Operating income decreases totaling $3.6 million were attributable to lower sales volume on our legacy fuze programs, a decline in gross margin on the Boeing 767/777 program, lower sales under our SH-2G(I) contract with New Zealand and the completion of the C-17 program in prior year. These decreases were mostly offset by the contribution of gross profit on our SH-2G program with Peru, higher fabrication and tooling gross profit and higher commercial bearing product gross profit.

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

Revenue and cost estimates for all significant long-term contracts for which revenue is recognized using the percentage-of-completion method of accounting are reviewed and reassessed quarterly. Based upon these reviews, the Company records the effects of adjustments in profit estimates each period. If at any time the Company determines that in the case of a particular contract total costs will exceed total contract revenue, the Company will record a provision for the entire anticipated contract loss at that time. For the three-month fiscal period ended April 3, 2015, there was a net increase of $1.8 million in the Company's operating income from changes in contract estimates. The increases were primarily a result of improved performance on the JPF program. For the three-month fiscal period ended March 28, 2014, there was a net increase of $0.8 million in the Company's operating income from changes in contract estimates. This increase was primarily a result of improved performance on the JPF program and material and labor hour improvements on one of our commercial aerostructures programs.

Backlog

	April 3, 2015	December 31, 2014
	(in thousands)
Backlog	$544,507	$518,025

Backlog increased during the first three-month fiscal period of 2015. This increase is primarily due to the $58.0 million awarded under Option 12 of the JPF program.

Major Programs/Product Lines

Below is a discussion of significant changes in the Aerospace segment's major programs during the first three-month fiscal period of 2015. See our 2014 Annual Report on Form 10-K for a complete discussion of our Aerospace segment's programs.

AH-1Z

We are currently engaged in discussions with our customer to resolve the technical and design issues experienced on this program that caused production and delivery delays. As a result of these technical issues and schedule delays we have incurred additional costs outside the scope of work for our original contract and, under the provisions of the contract, have filed claims with our customer requesting additional consideration for work performed.

On April 23, 2015, we received a warranty claim from our customer for $24.0 million for additional costs incurred due to rework performed on delivered cabins. We are in the process of evaluating this claim; however, based on our preliminary understanding we do not believe there is a legitimate basis for the claim. We are working with our customer to reach a mutually acceptable outcome. If a mutually acceptable resolution cannot be agreed upon, we intend to vigorously defend ourselves in this matter. As of April 3, 2015, no amounts have been accrued for this matter.

We are also in discussions with our customer regarding the acceleration of the delivery of aircraft to the U.S. Marines, which could result in a scope change to the current contract. Based on the outcome of these discussions and the matters described above, we may be required to accrue amounts associated with our customer's claim or write-off a portion of the amounts currently recorded in inventory. However, the resolution of these matters cannot be determined at this time. Our total program inventory is $45.1 million and we currently have sales orders of $13.2 million in backlog associated with this program.

FMU-152 – Joint Programmable Fuze (“JPF”)

The segment manufactures the JPF, an electro-mechanical bomb safe and arming device, which allows the settings of a weapon to be programmed in flight. In March 2015, we were awarded an additional $58.0 million under Option 12 of our contract with the U.S. Government ("USG"), for fuzes to be delivered in 2016 and 2017. Total JPF backlog at April 3, 2015, is $153.0 million.

During the quarter we delivered a total of 5,834 fuzes, all of which were delivered to the USG. We occasionally experience lot acceptance test failures on this program due to the complexity of the product and the extreme parameters of the acceptance testing. Given the maturity of the product, we now generally experience isolated failures, rather than systematic failures. As a result, identifying a root cause can take longer and may result in fluctuating delivery performance from quarter to quarter. We expect to deliver approximately 20,000 to 26,000 fuzes in 2015.

747-8 Wing-to-Body Fairing

The segment has contracted with Boeing Canada Winnipeg to manufacture and assemble two major sections of the 747-8 Wing-to-Body Fairing. Initial production for these components will occur at our Jacksonville facility and upon completion these components will be delivered directly to Boeing's wide-body assembly line in Everett, Washington. The contract has a potential value, depending on production rates, in excess of $60.0 million. Initial deliveries under this program began in the second quarter of 2014. We shipped five shipsets during the first three months of 2015 and expect to ship a total of 16 shipsets in 2015.

K-MAX®

During 2014, we announced that our Aerospace segment is soliciting interest in new K-MAX® aircraft. We believe there is demand for new aircraft to support firefighting, logging and other industries requiring repetitive aerial lift capabilities, and the K-MAX® is extremely well suited for all of these industrial applications. We continue to solicit interest and have received refundable deposits from potential customers and expect to make a decision on reopening the line later this year.

LIQUIDITY AND CAPITAL RESOURCES

Discussion and Analysis of Cash Flows

We assess liquidity in terms of our ability to generate cash to fund working capital requirements and investing and financing activities. Significant factors affecting liquidity include: cash flows generated from or used by operating activities, capital expenditures, investments in our business segments and their programs, acquisitions, divestitures, dividends, availability of future credit, adequacy of available bank lines of credit, and factors that might otherwise affect the company's business and operations generally, as described under the heading “Risk Factors” and “Forward-Looking Statements” in Item 1A of Part I of our 2014 Annual Report on Form 10-K.

We continue to rely upon bank financing as an important source of liquidity for our business activities including acquisitions. We believe this, when combined with cash generated from operating activities, will be sufficient to support our anticipated cash requirements for the foreseeable future. However, we may decide to raise additional debt or equity capital to support other business activities including potential future acquisitions. We anticipate our capital expenditures will be approximately $30.0 to $40.0 million in 2015, primarily related to machinery and equipment and information technology infrastructure. Included in this is approximately $6.7 million associated with investments in enterprise resource planning (ERP) systems primarily for our Distribution segment and, to a lesser extent, certain Aerospace facilities.

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

•	contributions to our qualified pension plan and Supplemental Employees’ Retirement Plan (“SERP”);

•	repurchase of common stock under the 2015 Share Repurchase Program;

•	payment of dividends at the new rate;

•	costs associated with new aerospace start-up programs, including the K-MAX® line; and

•	the extension of payment terms by our customers.

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

A summary of our consolidated cash flows from continuing operations is as follows:

	For the Three Months Ended
	April 3, 2015	March 28, 2014	2015 vs. 2014
	(in thousands)
Total cash provided by (used in):
Operating activities	$32,707	$(11,555)	$44,262
Investing activities	(18,701)	(12,472)	(6,229)
Financing activities	(15,855)	22,041	(37,896)

Free Cash Flow (a):
Net cash provided by (used in) operating activities	$32,707	$(11,555)	$44,262
Expenditures for property, plant and equipment	(7,195)	(11,660)	4,465
Free cash flow	$25,512	$(23,215)	$48,727

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

Net cash provided by operating activities increased for the three-month fiscal period ended April 3, 2015, versus the comparable period in 2014, primarily due to strong accounts receivable collections at the Distribution segment and on the JPF program and increased milestone payments under the SH-2G(I) program. Additionally, due to the timing of payments, accounts payable balances were higher at the end of the first quarter of 2015. Offsetting these changes was a growth in inventory at both segments, in part attributable to record order intake on our bearing product lines.

Net cash used in investing activities increased for the three-month fiscal period ended April 3, 2015, versus the comparable period in 2014. The increase was primarily related to the acquisition of the operating assets of GCF.

Net cash used in financing activities increased $37.9 million for the three-month fiscal period ended April 3, 2015, versus the comparable period in 2014, primarily due to the repayment of borrowings under our revolving credit facility.

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

Interest rates on amounts outstanding under the Credit Agreement are variable. At April 3, 2015, the interest rate for the outstanding amounts on the Credit Agreement was 1.71%. At December 31, 2014, the interest rate for the outstanding amounts on the Credit Agreement was 1.70%.

The financial covenants associated with the Credit Agreement include a requirement that (i) the ratio of Consolidated Senior Secured Indebtedness to Consolidated EBITDA, as defined in the Credit Agreement, cannot be greater than 3.50 to 1.00, (ii) the ratio of Consolidated Total Indebtedness to Consolidated EBITDA, as defined in the Credit Agreement, cannot be greater than 4.00 to 1.00, and (iii) the ratio of Consolidated EBITDA, as defined in the Credit Agreement, to the sum of (a) all interest, premium payments, debt discounts, fees, charges and related expenses and (b) the portion of rent expense under capital leases that is treated as interest expense, as defined in the Credit Agreement, cannot be less than 4.00 to 1.00. We were in compliance with those financial covenants as of and for the quarter ended April 3, 2015, and we do not anticipate noncompliance in the foreseeable future.

Total average bank borrowings during the quarter ended April 3, 2015, were $187.1 million compared to $214.8 million for the year ended December 31, 2014. As of April 3, 2015, and December 31, 2014, there was $272.7 million and $248.6 million available for borrowing, respectively, under the Revolving Credit Facility, net of letters of credit. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Facility. A total of $44.7 million and $59.2 million in letters of credit was outstanding under the Revolving Credit Facility as of April 3, 2015, and December 31, 2014, respectively. The letter of credit balance related to the SH-2G(I) New Zealand sales contract was $40.0 million at April 3, 2015. We expect the letter of credit balance related to the SH-2G(I) New Zealand sales contract to be released in the second half of 2015.

Other Sources/Uses of Capital

We contributed $10.0 million to the qualified pension plan and $0.1 million to the SERP through the end of the first quarter. We do not expect to make any further contributions to the qualified pension plan during 2015. We plan to contribute an additional $0.4 million to the SERP in 2015. For the 2014 plan year, we contributed $10.0 million to the qualified pension plan and $0.8 million to the SERP.

On April 29, 2015, we announced that our Board of Directors approved a share repurchase program ("2015 Share Repurchase Program") authorizing the repurchase of up to $100.0 million of the common stock, par value $1.00 per share, of the Company. This new program replaces our 2000 Stock Repurchase Program. The Company currently intends to repurchase shares to offset the annual issuance of shares under its employee stock plans, but the timing and actual amount of shares repurchased will depend on a variety of factors including stock price, market conditions, corporate and regulatory requirements, capital availability and other factors, including acquisition opportunities.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes outside the ordinary course of business in our contractual obligations or off-balance sheet arrangements during the first three-month fiscal period of 2015. See our 2014 Annual Report on Form 10-K for a discussion of our contractual obligations and off-balance sheet arrangements.

CRITICAL ACCOUNTING ESTIMATES

Preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements in the Company’s 2014 Annual Report on Form 10-K describe the critical accounting estimates and significant accounting policies used in preparing the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the Company's critical accounting estimates and significant accounting policies in 2015.

RECENT ACCOUNTING STANDARDS

Information regarding recent changes in accounting standards is included in Note 2, Recent Accounting Standards, of the Notes to Condensed Consolidated Financial Statements in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the Company’s exposure to market risk during the first quarter of 2015. See the Company’s 2014 Annual Report on Form 10-K for a discussion of the Company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 3, 2015. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of April 3, 2015, the disclosure controls and procedures were effective.

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

While it is not possible to predict the outcome of these matters with certainty, based upon available information, management believes that all settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in legal proceedings and that can be reasonably estimated are accrued for at April 3, 2015. Despite this analysis, there can be no assurance that the final outcome of these matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Except as set forth below, as of April 3, 2015, neither the Company nor any of its subsidiaries is a party, nor is any of its or their property subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company and its subsidiaries. Additional information relating to certain of these matters is set forth in Note 11, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

Environmental Matters

The Company and its subsidiaries are subject to numerous U.S. Federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. We are currently named as a potentially responsible party at one site. While it is not possible to predict the outcome of these proceedings, in the opinion of management, any payments we may be required to make as a result of such claims in existence at April 3, 2015, will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Item 1A. Risk Factors

Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition and cash flows as set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”). We do not believe there have been any material changes to the risk factors previously disclosed in our 2014 Form 10-K, but we may disclose changes to such factors or disclose additional factors from time to time in future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial position and cash flows.

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

Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and other factors that may cause the company's actual results and financial condition to differ materially from those expressed or implied in the forward-looking statements. Such risks, uncertainties and other factors include, among others: (i) changes in domestic and foreign economic and competitive conditions in markets served by the Company, particularly the defense, commercial aviation and industrial production markets; (ii) changes in government and customer priorities and requirements (including cost-cutting initiatives, government and customer shut-downs, the potential deferral of awards, terminations or reductions of expenditures to respond to the priorities of Congress and the Administration, or budgetary cuts resulting from Congressional actions or automatic sequestration); (iii) changes in geopolitical conditions in countries where the Company does or intends to do business; (iv) the successful conclusion of competitions for government programs (including new, follow-on and successor programs) and thereafter successful contract negotiations with government authorities(both foreign and domestic) for the terms and conditions of the programs; (v) the existence of standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; (vi) the successful resolution of government inquiries or investigations regarding government programs; (vii) risks and uncertainties associated with the successful implementation and ramp up of significant new programs, including the ability to manufacture the products to the detailed specifications required and recover unanticipated start-up costs and other investments in the programs; (viii) potential difficulties associated with variable acceptance test results, given sensitive production materials and extreme test parameters; (ix) the receipt and successful execution of production orders for the U.S. government JPF contract, including the exercise of all contract options and receipt of orders from allied militaries, as all have been assumed in connection with goodwill impairment evaluations; (x) the continued support of the existing K-MAX® helicopter fleet, including sale of existing K-MAX® spare parts inventory and the receipt of sufficient indications of interest to restart the K-MAX production line; (xi) the accuracy of current cost estimates associated with environmental remediation activities; (xii) the profitable integration of acquired businesses into the Company's operations; (xiii) the ability to implement our ERP systems in a cost-effective and efficient manner, limiting disruption to our business, and allowing us to capture their planned benefits while maintaining an adequate internal control environment; (xiv) changes in supplier sales or vendor incentive policies; (xv) the effects of price increases or decreases; (xvi) the effects of pension regulations, pension plan assumptions, pension plan asset performance and future contributions; (xvii) future levels of indebtedness and capital expenditures; (xviii) the continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs for such items; (xix) the effects of currency exchange rates and foreign competition on future operations; (xx) changes in laws and regulations, taxes, interest rates, inflation rates and general business conditions; (xxi) future repurchases and/or issuances of common stock; and (xxii) other risks and uncertainties set forth herein and in our 2014 Form 10-K.

Any forward-looking information provided in this presentation should be considered with these factors in mind. We assume no obligation to update any forward-looking statements contained in this presentation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of Common Stock by the Company during the three-month fiscal period ended April 3, 2015:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (b)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
January 1, 2015 – January 30, 2015	—	$—	—	964,757
January 31, 2015 – February 27, 2015	2,124	$39.54	—	964,757
February 28, 2015 – April 3, 2015	14,142	$41.50	—	964,757
Total	16,266		—
(a) These shares represent shares repurchased in connection with employee tax withholding obligations as permitted by our equity compensation plans, which are SEC Rule 16b-3 qualified compensation plans. These are not purchases under our publicly announced program.

(b) In November 2000, our board of directors approved a replenishment of the Company's stock repurchase program ("2000 Stock Repurchase Program") providing for repurchase of an aggregate of 1.4 million shares of Common Stock for use in the administration of our stock plans and for general corporate purposes. On April 29, 2015, we announced that our Board of Directors approved a $100.0 million share repurchase program ("2015 Share Repurchase Program") which replaces our 2000 Stock Repurchase Program.

Item 4. Mine Safety Disclosure

Information concerning mine safety violations required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") and Item 104 of Regulation S-K was not required for this quarterly report on Form 10-Q as there were no reportable violations during the quarter.

Item 6.     Index To Exhibits

10.1
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
* Management contract or compensatory plan

SIGNATURES

Kaman Corporation and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAMAN CORPORATION
Registrant
Date:	April 29, 2015		/s/ Neal J. Keating
		By:	Neal J. Keating
Chairman, President and
Chief Executive Officer

Date:	April 29, 2015		/s/ Robert D. Starr
		By:	Robert D. Starr
Senior Vice President and
Chief Financial Officer

KAMAN CORPORATION
INDEX TO EXHIBITS

10.1
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