Form 10-Q
period 2015-07-03
KAMAN Corp
filed 2015-07-30
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2015

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
Yes         ☐            No          ☒

At July 24, 2015, there were 27,182,149 shares of Common Stock outstanding.

PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts) (Unaudited)

	July 3, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$11,524	$12,411
Accounts receivable, net	231,990	234,648
Inventories	367,718	359,741
Deferred income taxes	25,675	25,888
Other current assets	32,885	29,568
Total current assets	669,792	662,256
Property, plant and equipment, net of accumulated depreciation of $194,660 and $183,829, respectively	147,113	147,825
Goodwill	245,079	238,581
Other intangible assets, net	92,686	94,491
Deferred income taxes	36,248	34,784
Other assets	25,085	23,268
Total assets	$1,216,003	$1,201,205
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,000	$10,000
Accounts payable – trade	131,895	116,787
Accrued salaries and wages	36,655	42,214
Advances on contracts	6,558	2,406
Other accruals and payables	43,923	47,583
Income taxes payable	1,528	2,734
Total current liabilities	225,559	221,724
Long-term debt, excluding current portion	268,188	271,232
Deferred income taxes	2,630	3,391
Underfunded pension	130,304	141,546
Other long-term liabilities	43,770	45,647
Commitments and contingencies (Note 12)
Shareholders' equity:
Preferred stock, $1 par value, 200,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; voting; 27,686,687 and 27,518,226 shares issued, respectively	27,687	27,518
Additional paid-in capital	152,894	145,845
Retained earnings	504,625	479,984
Accumulated other comprehensive income (loss)	(125,762)	(126,261)
Less 485,332 and 385,942 shares of common stock, respectively, held in treasury, at cost	(13,892)	(9,421)
Total shareholders’ equity	545,552	517,665
Total liabilities and shareholders’ equity	$1,216,003	$1,201,205
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Net sales	$446,324	$453,018	$889,106	$860,976
Cost of sales	314,372	324,469	629,243	618,427
Gross profit	131,952	128,549	259,863	242,549
Selling, general and administrative expenses	101,953	100,048	207,507	192,350
Net (gain)/loss on sale of assets	(432)	59	(405)	173
Operating income	30,431	28,442	52,761	50,026
Interest expense, net	3,222	3,373	6,549	6,504
Other (income) expense, net	(1)	240	(65)	320
Earnings from continuing operations before income taxes	27,210	24,829	46,277	43,202
Income tax expense	5,519	8,120	11,837	14,549
Earnings from continuing operations	21,691	16,709	34,440	28,653
Losses from discontinued operations, net of taxes	—	(515)	—	(1,002)
Gain on disposal of discontinued operations, net of taxes	—	379	—	379
Net earnings	$21,691	$16,573	$34,440	$28,030

Earnings per share:
Basic earnings per share from continuing operations	$0.80	$0.62	$1.27	$1.07
Basic loss per share from discontinued operations	—	(0.02)	—	(0.04)
Basic earnings per share from disposal of discontinued operations	—	0.01	—	0.01
Basic earnings per share	$0.80	$0.61	$1.27	$1.04

Diluted earnings per share from continuing operations	$0.77	$0.61	$1.23	$1.04
Diluted loss per share from discontinued operations	—	(0.02)	—	(0.04)
Diluted earnings per share from disposal of discontinued operations	—	0.01	—	0.01
Diluted earnings per share	$0.77	$0.60	$1.23	$1.01
Average shares outstanding:
Basic	27,240	27,039	27,214	26,981
Diluted	28,098	27,844	27,988	27,717
Dividends declared per share	$0.18	$0.16	$0.36	$0.32

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Net earnings	$21,691	$16,573	$34,440	$28,030
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,624	1,755	(2,836)	1,460
Unrealized gain on derivative instruments, net of tax expense (benefit) of $51 and ($38) and $95 and $41, respectively	84	—	159	69
Change in pension and post-retirement benefit plan liabilities, net of tax expense of $961 and $408 and $1,922 and $810, respectively	1,588	673	3,176	1,337
Other comprehensive income	4,296	2,428	499	2,866
Comprehensive income	$25,987	$19,001	$34,939	$30,896

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Six Months Ended
	July 3, 2015	June 27, 2014
Cash flows from operating activities:
Earnings from continuing operations	$34,440	$28,653
Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	18,583	16,916
Accretion of convertible notes discount	1,004	953
Provision for doubtful accounts	1,103	352
Net (gain)/loss on sale of assets	(405)	173
Net loss on derivative instruments	251	289
Stock compensation expense	4,024	3,293
Excess tax benefit from share-based compensation arrangements	(312)	(732)
Deferred income taxes	(3,993)	2,640
Changes in assets and liabilities, excluding effects of acquisitions/divestitures:
Accounts receivable	3,748	(37,604)
Inventories	(7,285)	10,048
Income tax refunds receivable	—	1,990
Other current assets	(3,366)	403
Accounts payable - trade	16,184	(555)
Accrued contract losses	(111)	(1,253)
Advances on contracts	4,152	(5,984)
Other accruals and payables	(9,152)	5,066
Income taxes payable	(1,206)	(91)
Pension liabilities	(6,150)	(8,332)
Other long-term liabilities	(3,020)	(3,422)
Net cash provided by operating activities of continuing operations	48,489	12,803
Net cash used in operating activities of discontinued operations	—	(661)
Net cash provided by operating activities	48,489	12,142
Cash flows from investing activities:
Proceeds from sale of assets	551	63
Expenditures for property, plant & equipment	(13,475)	(18,051)
Acquisition of businesses (net of cash acquired)	(11,556)	(75,518)
Other, net	(536)	(1,049)
Cash used in investing activities of continuing operations	(25,016)	(94,555)
Cash used in investing activities of discontinued operations	—	(2)
Cash used in investing activities	(25,016)	(94,557)
Cash flows from financing activities:
Net borrowings under revolving credit agreements	(27,711)	88,541
Proceeds from issuance of long-term debt	100,000	—
Debt repayment	(81,250)	(2,500)
Net change in book overdraft	(2,614)	1,676
Proceeds from exercise of employee stock awards	3,262	4,639
Purchase of treasury shares	(4,162)	(843)
Dividends paid	(9,236)	(8,616)
Debt issuance costs	(2,482)	—
Other	(52)	—
Windfall tax benefit	312	732
Cash provided by (used in) financing activities of continuing operations	(23,933)	83,629
Cash provided by (used in) financing activities of discontinued operations	—	—
Cash provided by (used in) financing activities	(23,933)	83,629
Net increase (decrease) in cash and cash equivalents	(460)	1,214
Effect of exchange rate changes on cash and cash equivalents	(427)	78
Cash and cash equivalents at beginning of period	12,411	10,384
Cash and cash equivalents at end of period	$11,524	$11,676

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three-month and six-month fiscal periods ended July 3, 2015 and June 27, 2014
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

The Company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The second quarters for 2015 and 2014 ended on July 3, 2015, and June 27, 2014, respectively.

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

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (ASC Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, ending after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

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
For the three-month and six-month fiscal periods ended July 3, 2015 and June 27, 2014
(Unaudited)

2. RECENT ACCOUNTING STANDARDS (CONTINUED)

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (ASC Topic 606)." The objective of this standard update is to remove inconsistent practices with regards to revenue recognition between US GAAP and International Financial Reporting Standards ("IFRS"). The standard intends to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. On July 9, 2015, the FASB announced a one-year deferral of this standard. The provisions of this ASU will be effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. The Company is currently assessing the potential impact of this ASU on its consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This standard update requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity's financial results or a business activity classified as held for sale should be reported as discontinued operations. The standard also expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation. The provisions of this ASU are effective for annual periods beginning on or after December 15, 2014, and interim periods beginning on or after December 15, 2015. The adoption of this standard did not have a material impact on the Company's financial statements for the fiscal quarter ended July 3, 2015.

3. DISCONTINUED OPERATIONS

On December 19, 2014, the Company sold the Distribution segment's Mexican business unit, Delamac de Mexico, S.A. de C.V. ("Delamac"). As a result, the Company has reported the results of operations and consolidated financial position of this component as discontinued operations within the condensed consolidated financial statements for all periods presented. For the three-month and six-month fiscal periods ended July 3, 2015, there were no earnings or losses from discontinued operations. For the three-month fiscal period ended June 27, 2014, the Company recorded $6.1 million in net sales from discontinued operations, $0.7 million of losses and a related tax benefit of $0.2 million, resulting in $0.5 million of net loss from discontinued operations. For the six-month fiscal period ended June 27, 2014, the Company recorded $12.0 million in net sales from discontinued operations, $1.4 million of losses and a related tax benefit of $0.4 million, resulting in $1.0 million of net loss from discontinued operations.

On December 31, 2012, the Company sold substantially all of the assets and liabilities of the Distribution's segment's Canadian operations. As a result, the Company has reported the results of operations and financial position of this component as discontinued operations within the condensed consolidated financial statements for all periods presented. For the three-month and six-month fiscal periods ended July 3, 2015, there were no earnings or losses from discontinued operations. During the second quarter of 2014, the Company recorded earnings from discontinued operations of $0.5 million, $0.4 million net of tax, related to a pension settlement that resulted from the 2012 disposal of the Distribution segment's Canadian operations.

4. ACQUISITIONS

On January 30, 2015, the Company acquired substantially all of the operating assets of G.C. Fabrication, Inc. ("GCF") for a purchase price of $9.5 million. Located in Northvale, New Jersey, GCF is a premier Schneider Electric/Square D distributor and carries a variety of electrical power, automation, process controls, specialized HVAC, water and wastewater systems, communication and networking devices from a premier set of global manufacturers. The acquisition of GCF has expanded the Company's automation, control and energy product offerings into the New York metro market. This acquisition is immaterial to the Company's results of operations and financial position.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 3, 2015 and June 27, 2014
(Unaudited)

5. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	July 3, 2015	December 31, 2014
In thousands
Trade receivables	$150,568	$141,481
U.S. Government contracts:
Billed	15,267	21,909
Costs and accrued profit – not billed	2,447	1,581
Commercial and other government contracts:
Billed	66,498	51,166
Costs and accrued profit – not billed	899	21,719
Less allowance for doubtful accounts	(3,689)	(3,208)
Accounts receivable, net	$231,990	$234,648

Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	July 3, 2015	December 31, 2014
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$900	$4,561
Total	$900	$4,561

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 3, 2015 and June 27, 2014
(Unaudited)

6. FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value:

	July 3, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
In thousands
Long-term debt:
Level 1	$110,028	$152,214	$109,024	$145,188
Level 2	163,160	151,680	172,208	164,204
Total	$273,188	$303,894	$281,232	$309,392

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

Recurring Fair Value Measurements

The Company holds derivative instruments for foreign exchange contracts and interest rate swaps that are measured at fair value using observable market inputs such as forward rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy and have been included in other current assets and other assets on the Condensed Consolidated Balance Sheet at July 3, 2015, and December 31, 2014. Based on the Company's continued ability to trade and enter into forward contracts and interest rate swaps, we consider the markets for our fair value instruments to be active. These contracts and the activity related to these contracts were not material to the Company's Condensed Consolidated Financial Statements as of and for the three-month and six-month fiscal periods ended July 3, 2015, and June 27, 2014.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of July 3, 2015, such credit risks have not had an adverse impact on the fair value of these instruments.

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

The Term Loan Facility of the Company's Credit Agreement (“Term Loan”) contains floating rate obligations and is subject to interest rate fluctuations. During 2013, the Company entered into interest rate swap agreements for the purposes of hedging the eight quarterly variable-rate interest payments under its Term Loan due in 2014 and 2015. These interest rate swap agreements were designated as cash flow hedges and are intended to manage interest rate risk associated with the Company’s variable rate borrowings and minimize the impact on the Company’s earnings and cash flows of interest rate fluctuations attributable to changes in LIBOR rates. These agreements and the activity related to these agreements were not material to the Company's Condensed Consolidated Financial Statements as of and for the three-month and six-month fiscal periods ended July 3, 2015, and June 27, 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 3, 2015 and June 27, 2014
(Unaudited)

7. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

During the second quarter of 2014, the Company entered into forward exchange contracts designed to hedge forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on the Company's earnings and cash flows. These contracts were entered into as a result of forecasted foreign currency transactions associated with the New Zealand contract to deliver ten SH-2G(I) aircraft and were designated as cash flow hedges. During the third quarter of 2014, the Company dedesignated these forward contracts, due to a change in the timing of payments. These contracts and the activity related to these contracts were not material to the Company's Condensed Consolidated Financial Statements as of and for the three-month and six-month fiscal periods ended July 3, 2015, and June 27, 2014.

8. INVENTORIES

Inventories consist of the following:

	July 3, 2015	December 31, 2014
In thousands
Merchandise for resale	$155,614	$149,837
Raw materials	22,079	19,954
Contracts and other work in process	176,169	179,002
Finished goods (including certain general stock materials)	13,856	10,948
Total	$367,718	$359,741

Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	July 3, 2015	December 31, 2014
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$15,833	$13,337
Total	$15,833	$13,337

K-MAX® inventory of $19.0 million and $17.2 million as of July 3, 2015, and December 31, 2014, respectively, is included in contracts and other work in process inventory and finished goods. Management believes that a significant portion of this K-MAX® inventory will be sold after July 3, 2016, in connection with the production of the new build helicopters and the support of the fleet for the foreseeable future.

At July 3, 2015, and December 31, 2014, $14.4 million and $23.5 million, respectively, of SH-2G(I), formerly SH-2G(A), inventory was included on the Company's balance sheet in contracts and other work in process inventory. On May 8, 2013, the Company announced that it had entered into a $120.6 million contract with the New Zealand Ministry of Defence for the sale of ten SH-2G(I) Super Seasprite aircraft, spare parts, a full mission flight simulator, and related logistics support. Although a substantial portion of the SH-2G(I) inventory will be used in the performance of this contract, management believes that $6.2 million of the SH-2G(I) inventory will be sold after July 3, 2016.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 3, 2015 and June 27, 2014
(Unaudited)

8. INVENTORIES (CONTINUED)

Revenue and cost estimates for all significant long-term contracts for which revenue is recognized using the percentage-of-completion method of accounting are reviewed and reassessed quarterly. Based upon these reviews, the Company records the effects of adjustments in profit estimates each period. If at any time the Company determines that in the case of a particular contract total costs will exceed total contract revenue, the Company will record a provision for the entire anticipated contract loss at that time. For the three-month and six-month fiscal periods ended July 3, 2015, there were increases in the Company's operating income attributable to changes in contract estimates of $1.1 million and $2.9 million, respectively. The increases were primarily a result of improved performance on the Joint Programmable Fuze ("JPF") program. For the three-month fiscal period ended June 27, 2014, there was a $0.6 million decrease in the Company's operating income from changes in contract estimates. This decrease was primarily a result of cost growth on the Sikorsky BLACK HAWK helicopter program. For the six-month fiscal period ended June 27, 2014, changes in contract estimates contributed $0.2 million to the Company's operating income. The increase for the six-month period was primarily a result of improved performance on the JPF program, offset by the cost growth on the Sikorsky BLACK HAWK helicopter program.

9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company:

	Distribution	Aerospace	Total
In thousands
Gross balance at December 31, 2014	$141,612	$113,221	$254,833
Accumulated impairment	—	(16,252)	(16,252)
Net balance at December 31, 2014	141,612	96,969	238,581
Additions	5,559	1,506	7,065
Impairments	—	—	—
Foreign currency translation	—	(567)	(567)
Ending balance at July 3, 2015	$147,171	$97,908	$245,079

Additions to goodwill for the Company's Distribution segment relate to the acquisition completed during 2015, as discussed in Note 4, Acquisitions. Additions to goodwill for the Company's Aerospace segment relate to an earnout payment associated with a previous acquisition.

Other intangible assets consisted of:

		At July 3,		At December 31,
		2015		2014
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Customer lists / relationships	6-21 years	$126,766	$(36,756)	$123,005	$(31,868)
Trademarks / trade names	3-8 years	3,636	(2,331)	3,546	(2,080)
Non-compete agreements and other	1-9 years	6,768	(5,509)	6,719	(4,948)
Patents	17 years	523	(411)	523	(406)
Total		$137,693	$(45,007)	$133,793	$(39,302)

The changes in other intangible assets are attributable to changes in foreign currency exchange rates and the acquisition completed during 2015.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 3, 2015 and June 27, 2014
(Unaudited)

10. DEBT

On May 6, 2015, the Company closed on an amended and restated $700.0 million Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citizens Bank, N.A. as Co-Syndication Agents and SunTrust Bank, KeyBank National Association, TD Bank, N.A., Branch Banking & Trust Company and Fifth Third Bank, as Co-Documentation Agents. The Credit Agreement amends and restates the Company's previously existing credit facility in its entirety to, among other things: (i) extend the maturity date to May 6, 2020; (ii) increase the aggregate amount of revolving commitments from $400.0 million to $600.0 million; (iii) reinstate the aggregate amount of outstanding Term Loans to $100.0 million; (iv) modify the affirmative and negative covenants set forth in the facility; and (v) effectuate a number of additional modifications to the terms and provisions of the facility, including its pricing. Capitalized terms used but not defined within this Note 10, Debt shall have the meanings ascribed thereto in the Credit Agreement.

The term loan commitment requires quarterly payments of principal (which commenced on June 30, 2015) at the rate of $1.25 million, increasing to $1.875 million on June 30, 2017, and then to $2.5 million on June 30, 2019, with $65.0 million payable in the final quarter of the facility's term. The facility includes an accordion feature that allows the Company to increase the aggregate amount available to up to $900.0 million with additional commitments from the Lenders.

The revolving credit facility permits the Company to pay cash dividends. The Lenders have been granted a security interest in substantially all of the Company's and its domestic subsidiaries' personal property and other assets (including intellectual property but excluding real estate), including a pledge of 66% of the Company's equity interest in certain foreign subsidiaries and 100% of the Company's equity interest in its domestic subsidiaries, as collateral for the Company's obligations under the Credit Agreement. At July 3, 2015, there was $64.4 million of Revolving Loans outstanding under the Credit Agreement, excluding letters of credit, with $345.2 million available for borrowing. Letters of credit are considered borrowings for purposes of the Credit Agreement. A total of $25.1 million in letters of credit was outstanding under the Credit Agreement at July 3, 2015, $19.2 million of which related to the New Zealand SH-2G(I) sales contract. At December 31, 2014, there was $92.2 million of Revolving Loans outstanding under the Credit Agreement, excluding letters of credit, with $248.6 million available for borrowing. A total of $59.2 million in letters of credit was outstanding under the Credit Agreement at December 31, 2014, $54.5 million of which related to the New Zealand SH-2G(I) sales contract.

Interest rates on amounts outstanding under the Credit Agreement are variable, and are determined based on the Consolidated Senior Secured Leverage Ratio. At July 3, 2015, the interest rate for the outstanding amounts on both the revolving credit facility and term loan commitment was 1.59%. In addition, the Company is required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.175% to 0.300% per annum, based on the Consolidated Senior Secured Leverage Ratio. Fees for outstanding letters of credit range from 1.25% to 2.00%, based on the Consolidated Senior Secured Leverage Ratio.

The financial covenants associated with the Credit Agreement include a requirement that (i) the Consolidated Senior Secured Leverage Ratio cannot be greater than 3.50 to 1.00, with an election to increase the maximum to 3.75 to 1.00 for four consecutive quarters, in connection with a Permitted Acquisition with consideration in excess of $125.0 million; (ii) the Consolidated Total Leverage Ratio, as defined in the Credit Agreement, cannot be greater than 4.00 to 1.00, with an election to increase the maximum to 4.25 to 1.00 for four consecutive quarters, in connection with a Permitted Acquisition with consideration in excess of $125.0 million; (iii) the Consolidated Interest Coverage Ratio cannot be less than 4.00 to 1.00; and (iv) Liquidity: (a) as of the last day of the fiscal quarter of the Company ending two full fiscal quarters prior to the stated maturity of the Specified Convertible Notes, cannot be less than an amount equal to 50% of the outstanding principal amount of the Specified Convertible Notes, and (b) as of the last day of each fiscal quarter of the Company ending thereafter, cannot be less than an amount equal to the outstanding principal amount of the Specified Convertible Notes as of such day.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 3, 2015 and June 27, 2014
(Unaudited)

11. PENSION PLANS

Components of net pension cost for the Qualified Pension Plan and Supplemental Employees’ Retirement Plan ("SERP") are as follows:

	For the Three Months Ended
	Qualified Pension Plan		SERP
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
In thousands
Service cost for benefits earned during the year	$3,532	$2,940	$51	$64
Interest cost on projected benefit obligation	6,879	7,208	80	86
Expected return on plan assets	(11,033)	(10,261)	—	—
Amortization of prior service cost	15	20	—	—
Amortization of net loss	2,479	1,038	55	23
Net pension cost	$1,872	$945	$186	$173

	For the Six Months Ended
	Qualified Pension Plan		SERP
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
In thousands
Service cost for benefits earned during the year	$7,065	$5,880	$103	$128
Interest cost on projected benefit obligation	13,757	14,417	159	171
Expected return on plan assets	(22,065)	(20,523)	—	—
Amortization of prior service cost	29	45	—	—
Amortization of net loss	4,959	2,057	110	45
Net pension cost	$3,745	$1,876	$372	$344

The following tables show the amounts of contributions made to the Qualified Pension Plan and SERP during each period and the additional contributions the Company expects to make during the remainder of 2015:

Year-to-date contributions:

	Qualified Pension Plan		SERP
	As of July 3, 2015	As of December 31, 2014	As of July 3, 2015	As of December 31, 2014
In thousands
Year-to-date contributions	$10,000	$10,000	$267	$819

Expected additional contributions in 2015:

	Qualified Pension Plan	SERP
In thousands
Expected additional contributions	$—	$264

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 3, 2015 and June 27, 2014
(Unaudited)

12. COMMITMENTS AND CONTINGENCIES

AH-1Z Program

The Company is currently engaged in discussions with its customer to resolve the technical and design issues experienced on the AH-1Z attack helicopter program that caused production and delivery delays. Engineering design changes were made after the contract date, resulting in excess costs associated with design modification and rework of parts. As a result of these technical issues and schedule delays, the Company has incurred additional costs outside the scope of work for its original contract and, under the provisions of the contract, has filed claims with its customer requesting additional consideration for work performed. Costs associated with these claims is included in inventory as of July 3, 2015. See Note 8, Inventories, for amounts capitalized into inventory associated with unanticipated contract costs.

On April 23, 2015, the Company received a $24.0 million warranty claim from its customer for costs incurred due to rework performed on delivered cabins. The Company is in the process of evaluating this claim; however, based on the Company's preliminary understanding it does not believe there is a legitimate basis for the claim. The Company has signed an agreement with the customer to enter into non-binding mediation in order to attempt to resolve all pending claims and disputes associated with this program. If a mutually acceptable resolution cannot be agreed upon, the Company intends to vigorously defend itself in this matter. As of July 3, 2015, no amounts have been accrued for this matter. If the Company is unsuccessful in settling the claims it has against the customer and/or settling the customer's claims against the Company, this could have a material impact on the Company's financial results and cash flows.

The Company is also in discussions with its customer regarding the acceleration of the delivery of aircraft to the U.S. Marines, which is likely to result in a scope change to the current contract. The Company has submitted a change in scope proposal to the customer and the parties are currently in negotiations. Dependent upon the outcome of these discussions and the disposition of the matters described above, the Company may be required to accrue amounts associated with its customer's claim or write-off a portion of the amounts currently recorded in inventory; however, the resolution of these matters cannot be determined at this time. There is no gross margin being recorded on sales associated with this program. Total program inventory is $44.1 million as of July 3, 2015, and there are currently sales orders of $7.0 million in backlog associated with this program.

New Hartford Property

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

The Company's estimate of its portion of the cost to assess the environmental conditions and remediate this site is $2.4 million, all of which has been accrued. The total amount paid to date in connection with these environmental remediation activities is $0.5 million. A portion ($0.9 million) of the accrual related to this property is included in other accruals and payables and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 3, 2015 and June 27, 2014
(Unaudited)

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Bloomfield Property

In connection with the Company’s 2008 purchase of the portion of the Bloomfield campus that a Company subsidiary had leased from the Naval Air Systems Command (NAVAIR), the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and continues the effort to define the scope of the remediation that will be required by the Connecticut Department of Energy & Environmental Protection. The assumed environmental liability of $10.3 million, all of which has been accrued, was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $10.0 million. At July 3, 2015, the Company has $4.6 million accrued for this environmental matter. A portion ($1.2 million) of the accrual related to this property is included in other accruals and payables, and the balance ($3.4 million) is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Other Environmental Matters

The Company has been notified by the Environmental Protection Agency that it is a potentially responsible party ("PRP") at a Superfund Site. At July 3, 2015, the Company had no amount accrued for this matter, as it is unable to estimate the amount of costs, if any, that might be incurred in connection with the remediation of this site. In making this determination, the Company considered all available information related to the site; specifically, the continued identification of PRPs and the inability to determine the proportion of total responsibility attributable to each PRP at this time. As more information is received, the Company will reassess its ability to estimate its portion of the cost for remediation, taking into consideration the financial resources of other PRPs involved in the site, their proportionate share of the total responsibility for waste at the site, the existence of insurance and the financial viability of the insurer.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 3, 2015 and June 27, 2014
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

	For the Three Months Ended		For the Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
In thousands, except per share amounts
Earnings from continuing operations	$21,691	$16,709	$34,440	$28,653
Losses from discontinued operations, net of tax	—	(515)	—	(1,002)
Gain on disposal of discontinued operations, net of taxes	—	379	—	379
Net earnings	$21,691	$16,573	$34,440	$28,030

Basic:
Weighted average number of shares outstanding	27,240	27,039	27,214	26,981

Earnings per share from continuing operations	$0.80	$0.62	$1.27	$1.07
Loss per share from discontinued operations	—	(0.02)	—	(0.04)
Earnings per share from disposal of discontinued operations	—	0.01	—	0.01
Basic earnings per share	$0.80	$0.61	$1.27	$1.04
Diluted:
Weighted average number of shares outstanding	27,240	27,039	27,214	26,981
Weighted average shares issuable on exercise of dilutive stock options	152	155	145	157
Weighted average shares issuable on redemption of convertible notes	706	650	629	579
Total	28,098	27,844	27,988	27,717

Earnings per share from continuing operations	$0.77	$0.61	$1.23	$1.04
Loss per share from discontinued operations	—	(0.02)	—	(0.04)
Earnings per share from disposal of discontinued operations	—	0.01	—	0.01
Diluted earnings per share	$0.77	$0.60	$1.23	$1.01

Equity awards

For the three-month and six-month fiscal periods ended July 3, 2015, respectively, 457,425 and 479,344 shares issuable under equity awards granted to employees were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period. For the three-month and six-month fiscal periods ended June 27, 2014, respectively, 318,111 and 380,165 shares issuable under equity awards granted to employees were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 3, 2015 and June 27, 2014
(Unaudited)

13. COMPUTATION OF EARNINGS PER SHARE (CONTINUED)

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

For the three-month fiscal periods ended July 3, 2015, and June 27, 2014, respectively, shares issuable under the Convertible Notes that were dilutive during the period were included in the calculation of earnings per share as the conversion price for the Convertible Notes was less than the average share price of the Company's stock.

Warrants

Excluded from the diluted earnings per share calculation for the three-month and six-month fiscal periods ended July 3, 2015, are 3,420,607 and 3,419,000, respectively, shares issuable under the warrants sold in connection with the Company’s convertible note offering as they would be anti-dilutive. Excluded from the diluted earnings per share calculation for the three-month and six-month fiscal periods ended June 27, 2014, are 3,410,658 and 3,409,866, respectively, shares issuable under the warrants sold in connection with the Company’s convertible note offering as they would be anti-dilutive.

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

Compensation expense for stock options, restricted stock awards and restricted stock units is recognized on a straight-line basis over the vesting period of the awards. Share-based compensation expense recorded for the three-month and six-month fiscal periods ended July 3, 2015, was $2.4 million and $4.0 million, respectively. Share-based compensation expense recorded for the three-month and six-month fiscal periods ended June 27, 2014, was $2.0 million and $3.3 million, respectively.

During the first quarter of 2015, the Company issued additional stock awards with market and performance based conditions, bringing the total of these shares to 8,238, assuming a 100% achievement level. The Company measures the cost of these awards based on their grant date fair value to the extent of the probable number of shares to be earned upon vesting. Amortization of this cost will be recorded on a straight-line basis over the requisite service period. Throughout the course of the requisite service period, the Company will monitor the level of achievement compared to the target and adjust the number of shares expected to be earned, and the related compensation expense recorded thereafter, to reflect the updated most probable outcome. Compensation expense for these awards for the three-month and six-month fiscal periods ended July 3, 2015, and June 27, 2014, was not material.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 3, 2015 and June 27, 2014
(Unaudited)

14. SHARE-BASED ARRANGEMENTS (CONTINUED)

Stock option activity was as follows:

	For the Three Months Ended		For the Six Months Ended
	July 3, 2015		July 3, 2015
	Options	Weighted - average exercise price	Options	Weighted - average exercise price
Options outstanding at beginning of period	1,099,175	$32.79	904,091	$31.26
Granted	—	$—	202,345	$39.54
Exercised	(49,092)	$25.03	(52,895)	$24.90
Forfeited or expired	(367)	$36.29	(3,825)	$37.81
Options outstanding at July 3, 2015	1,049,716	$33.15	1,049,716	$33.15

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	For the Six Months Ended
	July 3, 2015	June 27, 2014
Expected option term (years)	5.1	5.1
Expected volatility	29.0%	37.5%
Risk-free interest rate	1.6%	1.5%
Expected dividend yield	1.6%	1.7%
Per share fair value of options granted	$9.28	$11.60

Restricted Stock Award and Restricted Stock Unit activity was as follows:

	For the Three Months Ended		For the Six Months Ended
	July 3, 2015		July 3, 2015
	Restricted Stock	Weighted- average grant date fair value	Restricted Stock	Weighted- average grant date fair value
Restricted Stock outstanding at beginning of period	190,346	$37.98	196,553	$36.29
Granted	23,254	$42.37	79,494	$40.33
Vested	(25,908)	$41.92	(87,052)	$36.32
Forfeited or expired	—	$—	(1,303)	$36.42
Restricted Stock outstanding at July 3, 2015	187,692	$37.99	187,692	$37.99

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 3, 2015 and June 27, 2014
(Unaudited)

15. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

The Aerospace segment produces and/or markets widely used proprietary aircraft bearings and components; complex metallic and composite aerostructures for commercial, military and general aviation fixed and rotary wing aircraft; safe and arm solutions for missile and bomb systems for the U.S. and allied militaries; K-MAX® medium-to-heavy lift helicopters; support for our SH-2G Super Seasprite maritime helicopters and K-MAX® aircraft; and engineering design, analysis and certification services.

Summarized financial information by business segment is as follows:

	For the Three Months Ended		For the Six Months Ended
In thousands	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Net sales:
Distribution	$304,050	$298,115	$615,521	$557,011
Aerospace	142,274	154,903	273,585	303,965
Net sales	$446,324	$453,018	$889,106	$860,976
Operating income:
Distribution	$15,403	$16,176	$28,367	$27,909
Aerospace	29,153	26,681	50,974	48,702
Net gain/(loss) on sale of assets	432	(59)	405	(173)
Corporate expense	(14,557)	(14,356)	(26,985)	(26,412)
Operating income from continuing operations	30,431	28,442	52,761	50,026
Interest expense, net	3,222	3,373	6,549	6,504
Other (income) expense, net	(1)	240	(65)	320
Earnings before income taxes from continuing operations	27,210	24,829	46,277	43,202
Income tax expense	5,519	8,120	11,837	14,549
Earnings from continuing operations	$21,691	$16,709	$34,440	$28,653

16. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in shareholders’ equity for the six-month fiscal periods ended July 3, 2015, and June 27, 2014, respectively, were as follows:

	For the Six Months Ended
	July 3, 2015	June 27, 2014
In thousands
Beginning balance	$517,665	$511,292
Comprehensive income	34,939	30,896
Dividends declared	(9,799)	(8,652)
Employee stock plans and related tax benefit	3,262	4,639
Purchase of treasury shares	(4,539)	(843)
Share-based compensation expense	4,024	3,293
Ending balance	$545,552	$540,625

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 3, 2015 and June 27, 2014
(Unaudited)

16. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED)

The components of accumulated other comprehensive income (loss) are shown below:

	For the Three Months Ended
	July 3, 2015	June 27, 2014
In thousands
Foreign currency translation:
Beginning balance	$(26,136)	$(14,514)
Net gain/(loss) on foreign currency translation	2,624	1,755
Reclassification to net income	—	—
Other comprehensive income/(loss), net of tax	2,624	1,755
Ending balance	$(23,512)	$(12,759)

Pension and other post-retirement benefits(a):
Beginning balance	(103,676)	(65,653)
Reclassifications to net income:
Amortization of prior service cost, net of tax expense of $6 and $7, respectively	9	13
Amortization of net loss, net of tax expense of $955 and $401, respectively	1,579	660
Other comprehensive income/(loss), net of tax	1,588	673
Ending balance	$(102,088)	$(64,980)

Derivative instruments(b):
Beginning balance	(246)	(516)
Net loss on derivative instruments, net of tax benefit of ($8) and ($122), respectively	(13)	(88)
Reclassification to net income, net of tax expense of $59 and $84, respectively	97	88
Other comprehensive income/(loss), net of tax	84	—
Ending balance	$(162)	$(516)

Total accumulated other comprehensive income (loss)	$(125,762)	$(78,255)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 3, 2015 and June 27, 2014
(Unaudited)

16. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED)

	For the Six Months Ended
	July 3, 2015	June 27, 2014
In thousands
Foreign currency translation:
Beginning balance	$(20,676)	$(14,219)
Net gain/(loss) on foreign currency translation	(2,836)	1,460
Reclassification to net income	—	—
Other comprehensive income/(loss), net of tax	(2,836)	1,460
Ending balance	$(23,512)	$(12,759)

Pension and other post-retirement benefits(a):
Beginning balance	(105,264)	(66,317)
Reclassifications to net income:
Amortization of prior service cost, net of tax expense of $11 and $17, respectively	18	28
Amortization of net loss, net of tax expense of $1,911 and $793, respectively	3,158	1,309
Other comprehensive income/(loss), net of tax	3,176	1,337
Ending balance	$(102,088)	$(64,980)

Derivative instruments(b):
Beginning balance	(321)	(585)
Net loss on derivative instruments, net of tax benefit of ($36) and ($78), respectively	(58)	(129)
Reclassification to net income, net of tax expense of $131 and $119, respectively	217	198
Other comprehensive income/(loss), net of tax	159	69
Ending balance	$(162)	$(516)

Total accumulated other comprehensive income (loss)	$(125,762)	$(78,255)

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
(See Note 11, Pension Plans for additional information.)

(b) See Note 7, Derivative Financial Instruments, for additional information regarding our derivative instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 3, 2015 and June 27, 2014
(Unaudited)

17. INCOME TAXES

	For the Three Months Ended		For the Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014

Effective Income Tax Rate	20.3%	32.7%	25.6%	33.7%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the year. The decrease in the effective tax rate for the three-month and six-month fiscal periods ended July 3, 2015, as compared to the rate for the corresponding period in the prior year is due to certain discrete items within the periods. The discrete items recognized in the three-month period ended July 3, 2015, are primarily the result of changes in tax laws which will allow the Company to realize future state tax benefits. Prior to the changes in the tax laws the Company established valuation allowances against certain net operating loss carryforwards, which are no longer deemed necessary as it is now more likely than not that these benefits will be realized in the future.

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

•
The Aerospace segment produces and/or markets proprietary aircraft bearings and components; complex metallic and composite aerostructures for commercial, military and general aviation fixed and rotary wing aircraft; safe and arming solutions for missile and bomb systems for the U.S. and allied militaries; K-MAX® medium-to-heavy lift helicopters; support for our SH-2G Super Seasprite maritime helicopters and K-MAX® aircraft; and engineering design, analysis and certification services.

Financial performance

•
Net sales from continuing operations decreased 1.5% for the three-month fiscal period ended July 3, 2015, compared to the comparable fiscal period in the prior year. Net sales from continuing operations increased 3.3% for the six-month fiscal period ended July 3, 2015, compared to the comparable fiscal period in the prior year.

•	Earnings from continuing operations increased 29.8% and 20.2% for the three-month and six-month fiscal periods ended July 3, 2015, compared to the comparable fiscal periods in the prior year.

•
Diluted earnings per share from continuing operations increased to $0.77, an increase of $0.16, or 26.2% for the three-month fiscal period ended July 3, 2015, compared to the comparable fiscal period in the prior year. For the six-month fiscal period ended July 3, 2015, diluted earnings per share from continuing operations increased to $1.23, an increase of $0.19, or 18.3% compared to the comparable period in the prior year.

•
Cash flows provided by operating activities of continuing operations for the six-month fiscal period ended July 3, 2015, were $48.5 million, $35.7 million more than the comparable fiscal period in the prior year.

Key events

•
On July 16, 2015, and May 12, 2015, the Company announced that its Aerospace segment was awarded commercial sales orders in the amounts of $23.0 million and $68.3 million, respectively, for the procurement of Joint Programmable Fuzes ("JPF"). Delivery of the fuzes is anticipated to occur through 2017.

•
On June 5, 2015, the Company announced that it will resume production of commercial K-MAX® heavy-lift utility helicopters. The aircraft will be manufactured at our Jacksonville, Florida and Bloomfield, Connecticut facilities.

•	On June 2, 2015, the Company announced that its Board of Directors appointed Jennifer M. Pollino as a Director. The board also appointed Pollino to serve on its Personnel & Compensation Committee.

•	On May 6, 2015, the Company announced it closed on an amended and restated $700 million credit facility.

•	On April 29, 2015, the Company announced that the Board of Directors approved a $100.0 million share repurchase program, which replaces our previous share repurchase program.

Outlook

We are revising our full-year outlook for 2015, as follows:

•	Distribution:

◦	Sales of $1,200 million to $1,225 million

◦	Operating margins of 4.8% to 5.0%

•	Aerospace:

◦	Sales of $610 million to $620 million

◦	Operating margins of 18.1% to 18.4%

•	Interest expense of approximately $13 million

•	Corporate expenses of $53 million to $54 million

•	Estimated annualized tax rate of approximately 31%

•	Depreciation and amortization expense of approximately $40 million

•	Capital expenditures of $30 million to $40 million

•	Free cash flow in the range of $75 million to $90 million

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

RESULTS OF OPERATIONS

Consolidated Results

Net Sales

	For the Three Months Ended		For the Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
	(in thousands)
Net sales	$446,324	$453,018	$889,106	$860,976
$ change	(6,694)	27,799	28,130	54,915
% change	(1.5)%	6.5%	3.3%	6.8%

The following table details the components of the increase (decrease) in net sales as a percentage of consolidated net sales:

	For the Three Months Ended	For the Six Months Ended
	July 3, 2015	July 3, 2015
Organic Sales(1):
Distribution	(1.5)%	1.8%
Aerospace	(2.8)%	(3.5)%
Total Organic Sales	(4.3)%	(1.7)%

Sales by Recent Acquisitions:
Distribution	2.8%	5.0%
Aerospace	—%	—%
Total Acquisition Sales	2.8%	5.0%

% change in net sales	(1.5)%	3.3%
(1) Sales contributed by acquisitions are included in organic sales beginning with the thirteenth month following the date of acquisition. See segment discussions below for additional information regarding the changes in net sales.

Gross Profit

	For the Three Months Ended		For the Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
	(in thousands)
Gross profit	$131,952	$128,549	$259,863	$242,549
$ change	3,403	8,197	17,314	13,394
% change	2.6%	6.8%	7.1%	5.8%
% of net sales	29.6%	28.4%	29.2%	28.2%

Gross profit increased for the three-month and six-month fiscal periods ended July 3, 2015, as compared to the same periods in 2014, due to higher gross profit at both our Distribution and Aerospace segments. The primary driver of the increases is the contribution of gross margin from our 2014 and 2015 Distribution segment acquisitions. Additionally, for the six-month fiscal period ended July 3, 2015, the Distribution segment had higher organic gross profit, which increased 1.9% when compared to the corresponding 2014 period.

Selling, General & Administrative Expenses (SG&A)

	For the Three Months Ended		For the Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
	(in thousands)
SG&A	$101,953	$100,048	$207,507	$192,350
$ change	1,905	11,585	15,157	8,888
% change	1.9%	13.1%	7.9%	4.8%
% of net sales	22.8%	22.1%	23.3%	22.3%

SG&A increased for the three-month and six-month fiscal periods ended July 3, 2015, as compared to the corresponding 2014 periods. The following table details the components of the change:

	For the Three Months Ended	For the Six Months Ended
	July 3, 2015	July 3, 2015
Organic SG&A(1):
Distribution	0.2%	3.2%
Aerospace	(1.5)%	(0.8)%
Corporate	0.3%	0.2%
Total Organic SG&A	(1.0)%	2.6%

Acquisition SG&A:
Distribution	2.9%	5.3%
Aerospace	—%	—%
Total Acquisition SG&A	2.9%	5.3%

% change in SG&A	1.9%	7.9%
(1)SG&A expense incurred by acquisitions are included in organic SG&A beginning with the thirteenth month following the date of acquisition.

The increase in SG&A for the three-month fiscal period ended July 3, 2015, was primarily due to higher expenses at our Distribution segment. This increase in expenses primarily relates to the addition of SG&A expenses from our 2014 and 2015 acquisitions. This increase was offset by lower expenses at our Aerospace segment, primarily due to a buildup of inventory on government contracts where allowable general and administrative expenses are included in inventory.

The increase in SG&A for the six-month fiscal period ended July 3, 2015, was primarily due to higher expenses at our Distribution segment. The increase in expenses relates to the addition of SG&A expenses from our 2014 and 2015 acquisitions, higher salary and benefit expenses and higher depreciation expense in part attributable to the introduction of the new ERP system. These increases were offset by lower expenses at our Aerospace segment, primarily due to a buildup of inventory on government contracts where allowable general and administrative expenses are included in inventory.

Operating Income

	For the Three Months Ended		For the Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
	(in thousands)
Operating income	$30,431	$28,442	$52,761	$50,026
$ change	1,989	(3,425)	2,735	4,437
% change	7.0%	(10.7)%	5.5%	9.7%
% of net sales	6.8%	6.3%	5.9%	5.8%

The increases in operating income for the three-month and six-month fiscal periods ended July 3, 2015, versus the comparable periods in 2014 were primarily due to an increase in operating income at our Aerospace segment and the contribution of operating income from our 2014 and 2015 Distribution segment acquisitions. The increases were in part offset by lower organic operating income at Distribution. (See segment discussion below for additional information.)

Interest Expense, Net

	For the Three Months Ended		For the Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
	(in thousands)
Interest expense, net	$3,222	$3,373	$6,549	$6,504

Interest expense, net, generally consists of interest charged on our Credit Agreement (see Note 10, Debt, in the Notes to Condensed Consolidated Financial Statements), which includes a revolving credit facility and a term loan facility, and other borrowings and the amortization of debt issuance costs, offset by interest income. The decrease in interest expense, net for the three-month fiscal period ended July 3, 2015, was primarily attributable to lower average borrowings, as compared to the comparable period ended June 27, 2014. The interest rate for outstanding amounts under the Credit Agreement at July 3, 2015, was 1.59% compared to 1.58% at June 27, 2014. Interest expense remained relatively flat for the six-month fiscal period ended July 3, 2015, as compared to the comparable period ended June 27, 2014. (See Liquidity and Capital Resources section below for information on our borrowings.)

Effective Income Tax Rate

	For the Three Months Ended		For the Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014

Effective income tax rate	20.3%	32.7%	25.6%	33.7%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the year. The decrease in the effective tax rate for the three-month and six-month fiscal periods ended July 3, 2015, as compared to the rate for the corresponding period in the prior year is due to certain discrete items within the periods. The discrete items recognized in the three-month period ended July 3, 2015, are primarily the result of changes in tax laws which will allow us to realize future state tax benefits. Prior to the changes in the tax laws we established valuation allowances against certain net operating loss carryforwards, which are no longer deemed necessary as it is now more likely than not that these benefits will be realized in the future.
Distribution Segment

Results of Operations

	For the Three Months Ended		For the Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
	(in thousands)
Net sales	$304,050	$298,115	$615,521	$557,011
$ change	5,935	34,388	58,510	43,349
% change	2.0%	13.0%	10.5%	8.4%

Operating income	$15,403	$16,176	$28,367	$27,909
$ change	(773)	1,656	458	8,801
% change	(4.8)%	11.4%	1.6%	46.1%
% of net sales	5.1%	5.4%	4.6%	5.0%

Net sales

The increase in net sales for the three-month and six-month fiscal periods ended July 3, 2015, as compared to the same periods in 2014 was driven by the contribution of sales from our 2014 and 2015 acquisitions which totaled $12.8 million for the three-month fiscal period and $42.8 million for the six-month fiscal period. Additionally, for the six-month fiscal period, there was an increase in organic sales due to there having been three additional sales days during the current year period.

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

		For the Three Months Ended		For the Six Months Ended
		July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
		(in thousands)
Current period
Net sales		$304,050	$298,115	$615,521	$557,011
Acquisition sales (1)		12,798	25,670	42,795	32,536
Organic sales		291,252	272,445	572,726	524,475
Sales days		63	64	129	126
Organic sales per sales day for the current period	a	$4,623	$4,257	$4,440	$4,163

Prior period
Net sales from the prior year		$298,115	$263,727	$557,011	$513,662
Sales days from the prior year		64	64	126	127
Sales per sales day from the prior year	b	$4,658	$4,121	$4,421	$4,045

% change	(a-b)÷b	(0.8)%	3.3%	0.4%	2.9%
(1) Sales contributed by an acquisition are included in organic sales beginning with the thirteenth month following the date of acquisition. Prior period information is adjusted to reflect acquisition sales for that period as organic sales when calculating organic sales per sales day.

Organic sales per sales day for the three-month fiscal period ended July 3, 2015, decreased 0.8% as compared to the corresponding period in 2014. The decrease was primarily driven by decreases in sales volume to our maintenance, repair and operations customers. We experienced lower sales in the machinery manufacturing, merchant wholesalers, durable goods and mining markets for the three-month fiscal period ended July 3, 2015, as compared to the comparable period in 2014.
The increase in organic sales per sales day for the six-month fiscal period ended July 3, 2015, as compared to the corresponding prior year period was primarily driven by increases in sales volume to both maintenance, repair and operations customers and original equipment manufacturer customers. We experienced higher sales for the six-month fiscal period ended July 3, 2015, in the computer and electronic product manufacturing, paper manufacturing and machinery manufacturing markets.
Operating income

The decrease in Distribution segment operating income for the three-month fiscal period ended July 3, 2015, as compared to the corresponding period in the prior year was driven by lower organic sales and gross profit, partially offset by the contribution of operating income from the 2014 and 2015 acquisitions.
The Distribution segment's operating income for the six-month fiscal period ended July 3, 2015, remained relatively flat as compared to the corresponding period in 2014. This was a result of the contribution of operating income from our 2014 and 2015 acquisitions and three additional sales days, mostly offset by a decrease in base operating income as a result of higher operating expenses during the first half of 2015. These expenses include higher salary and benefit expenses, including pension, and costs related to our new ERP system.

Other Matters

Enterprise Resource Planning System

In July 2012, we announced our decision to invest in a new enterprise-wide business system for our Distribution segment. The anticipated total investment in the new system is approximately $45.0 million, which will be incurred over a number of years. Of the total investment, we expect that approximately 75% will be capitalized. From its inception through July 3, 2015, we have spent $32.9 million on this project, of which $28.2 million has been capitalized. Depreciation and amortization of the capitalized cost commenced in July 2014 and is expected to increase over the next three to four years. In order to minimize disruptions to our ongoing operations we have developed a project plan that takes a phased approach to implementation and includes appropriate contingencies. We plan to transition additional locations onto the new ERP system during the remainder of 2015. For the three-month and six-month fiscal periods ended July 3, 2015, expenses incurred totaled approximately $0.2 million and $0.4 million, respectively, and capital expenditures totaled $0.8 million and $3.3 million, respectively. Depreciation expense for the ERP system for the three-month and six-month fiscal periods ended July 3, 2015, totaled $0.7 million and $1.4 million, respectively.

Aerospace Segment

Results of Operations

	For the Three Months Ended		For the Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
	(in thousands)
Net sales	$142,274	$154,903	$273,585	$303,965
$ change	(12,629)	(6,589)	(30,380)	11,566
% change	(8.2)%	(4.1)%	(10.0)%	4.0%

Operating income	$29,153	$26,681	$50,974	$48,702
$ change	2,472	(1,997)	2,272	(887)
% change	9.3%	(7.0)%	4.7%	1.8%
% of net sales	20.5%	17.2%	18.6%	16.0%

Net sales

Sales decreased for the three-month fiscal period ended July 3, 2015, as compared to the corresponding period in 2014, due to decreases in sales of both our military and commercial products/programs of $7.3 million and $5.4 million, respectively, and the impact of foreign currency exchange rates. The decrease in military sales is primarily attributable to lower sales volume on our legacy missile and bomb fuze programs, the completion of the C-17 program in the prior year, lower shipments under the Sikorsky BLACK HAWK helicopter program and lower sales under our SH-2G(I) contract with Egypt. These decreases, totaling $15.5 million, were partially offset by an $8.6 million increase in military sales resulting from higher sales under the AH-1Z program and an increase in military bearing product sales.

The decrease in commercial sales for the three-month fiscal period ended July 3, 2015, as compared to the corresponding period in 2014, is primarily attributable to a decline in sales volume on commercial bearing products used in regional aircraft, helicopters and engines and lower sales volume on our Bell composite blade program.

Sales decreased for the six-month fiscal period ended July 3, 2015, as compared to the corresponding period in 2014, due to decreases in sales of both our military and commercial products/programs of $18.3 million and $12.0 million, respectively, and the impact of foreign currency exchange rates. The decrease in military sales is primarily attributable to decreases on the programs noted above and lower sales under the SH-2G(I) program with New Zealand and lower sales on a composite structures program. These decreases, totaling $29.6 million, were partially offset by an $11.7 million increase in military sales resulting from higher sales under the AH-1Z program and sales under the SH-2G program with Peru.

The decrease in commercial sales for the six-month fiscal period ended July 3, 2015, as compared to the corresponding period in 2014, is primarily attributable to the decreases on programs/products noted above.

Operating income

Operating income increased for the three-month fiscal period ended July 3, 2015, compared to the corresponding period in 2014. Contributing to the increase in operating income were higher sales of our JPF to foreign militaries and corresponding gross profit, the contribution of gross profit on our SH-2G program with Peru and higher military bearing product gross profit. Additionally, improved performance on the JPF program with the U.S. Government ("USG") led to changes in our contract cost estimates for that program, which contributed approximately $1.0 million to operating income during the quarter. These increases totaling $7.0 million were partially offset by lower sales volume on our legacy missile and bomb fuze programs, lower sales under our SH-2G program with Egypt, the completion of the C-17 program in the prior year and lower sales volume on our Bell composite blade program.

Operating income increased for the six-month fiscal period ended July 3, 2015, compared to the corresponding period in 2014. Operating income increases totaling $8.3 million were attributable to higher sales of our JPF to foreign militaries and corresponding profit, the contribution of gross profit on our SH-2G program with Peru and the above noted improved performance on the JPF program with the USG. These increases were partially offset by lower sales volume on our legacy missile and bomb fuze programs, a decline in gross margin on the Boeing 767/777 program and the completion of the C-17 program in the prior year.

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

Revenue and cost estimates for all significant long-term contracts for which revenue is recognized using the percentage-of-completion method of accounting are reviewed and reassessed quarterly. Based upon these reviews, the Company records the effects of adjustments in profit estimates each period. If at any time the Company determines that in the case of a particular contract total costs will exceed total contract revenue, the Company will record a provision for the entire anticipated contract loss at that time. For the three-month and six-month fiscal periods ended July 3, 2015, there were increases in the Company's operating income attributable to changes in contract estimates of $1.1 million and $2.9 million, respectively. The increases were primarily a result of improved performance on the JPF program. For the three-month fiscal period ended June 27, 2014, there was a net decrease of $0.6 million in the Company's operating income from changes in contract estimates. This decrease was primarily a result of cost growth on the Sikorsky BLACK HAWK helicopter program. For the six-month fiscal period ended June 27, 2014, changes in contract estimates contributed $0.2 million to the Company's operating income. The increase for the six-month period was primarily a result of improved performance on the JPF program, offset by the cost growth on the Sikorsky BLACK HAWK helicopter program.

Backlog

	July 3, 2015	December 31, 2014
	(in thousands)
Backlog	$597,523	$518,025

Backlog increased during the first half of 2015 primarily due to the USG JPF Program Option 12 award and JPF commercial sales orders received from foreign militaries discussed below.

Major Programs/Product Lines

Below is a discussion of significant changes in the Aerospace segment's major programs during the first six months of 2015. See our 2014 Annual Report on Form 10-K for a complete discussion of our Aerospace segment's programs.

AH-1Z

We are currently engaged in discussions with our customer to resolve the technical and design issues experienced on the AH-1Z attack helicopter program that caused production and delivery delays. Engineering design changes were made after the contract date, resulting in excess costs associated with design modification and rework of parts. As a result of these technical issues and schedule delays, we have incurred additional costs outside the scope of work for the original contract and, under the provisions of the contract, have filed claims with our customer requesting additional consideration for work performed. Costs associated with these claims is included in inventory as of July 3, 2015. See Note 8, Inventories, for amounts capitalized into inventory associated with unanticipated contract costs.

On April 23, 2015, we received a $24.0 million warranty claim from our customer for costs incurred due to rework performed on delivered cabins. We are in the process of evaluating this claim; however, based on our preliminary understanding, we do not believe there is a legitimate basis for the claim. We have signed an agreement with the customer to enter into nonbinding mediation in order to attempt to resolve all pending claims and disputes associated with this program. If a mutually acceptable resolution cannot be agreed upon, we intend to vigorously defend ourselves in this matter. As of July 3, 2015, no amounts have been accrued for this matter. If we are unsuccessful in settling the claims we have against the customer and/or settling the customer's claims against us, this could have a material impact on our financial results and cash flows.

We are also in discussions with our customer regarding the acceleration of the delivery of aircraft to the U.S. Marines, which is likely to result in a scope change to the current contract. We have submitted a change in scope proposal to the customer and the parties are currently in negotiations. Dependent upon the outcome of these discussions and the disposition of the matters described above, we may be required to accrue amounts associated with our customer's claim or write-off a portion of the amounts currently recorded in inventory; however, the resolution of these matters cannot be determined at this time. There is no gross margin being recorded on sales associated with this program. Total program inventory is $44.1 million as of July 3, 2015, and there are currently sales orders of $7.0 million in backlog associated with this program.

FMU-152 A/B – Joint Programmable Fuze (“JPF”)

The segment manufactures the JPF, an electro-mechanical bomb safe and arming device, which allows the settings of a weapon to be programmed in flight. In March 2015, we were awarded an additional $58.0 million under Option 12 of our contract with the USG, for fuzes to be delivered in 2016 and 2017. In May 2015, we were awarded direct commercial sales of $68.3 million for fuzes to be delivered in 2015 and 2016. Total JPF backlog at July 3, 2015, is $202.3 million.

During the quarter we delivered a total of 5,173 fuzes, which consisted of 1,850 fuzes delivered to the USG and 3,323 fuzes delivered as direct commercial sales to foreign governments. A total of 11,007 fuzes have been delivered through the first half of 2015. We occasionally experience lot acceptance test failures on this program due to the complexity of the product and the extreme parameters of the acceptance testing. Given the maturity of the product, we now generally experience isolated failures, rather than systematic failures. As a result, identifying a root cause can take longer and may result in fluctuating delivery performance from quarter to quarter. We expect to deliver approximately 20,000 to 26,000 fuzes in 2015.

The Company currently provides the FMU-152A/B to the U.S. Air Force and twenty-six other nations, but the U.S. Navy currently utilizes a different fuze - the FMU 139. The U.S Naval Air Systems Command (“NAVAIR”) is soliciting proposals for a firm fixed price production contract to implement improvements to the performance characteristics of the FMU-139 (such improved fuze having been designated the FMU-139D/B), and the U.S. Air Force has stated that, if and when a contract is awarded and production begins, the funds associated with the FMU-152A/B will be redirected to the FMU-139D/B. We have submitted several alternative proposals to manufacture the FMU-139 D/B, and we currently expect NAVAIR to announce a contract award later this year. There can be no assurance, however, that the necessary funding for the project will be budgeted or appropriated or that any of our proposals will be selected. In the event that the program proceeds as planned and we are not selected as the successful bidder, our business, financial condition, results of operations and cash flows may be adversely impacted, although any such impact would not be likely to occur for several years.

K-MAX®

During the second quarter of 2015, we announced that our Aerospace segment is resuming production of commercial K-MAX® aircraft. The aircraft will be manufactured at our Jacksonville, Florida and Bloomfield, Connecticut facilities and production and hiring for the program has already begun. The first new helicopter is expected to be delivered in early 2017. Currently, we have $21.0 million included in backlog for this program, representing orders for three aircraft. In addition to the aircraft on order, we have received initial deposits on two more aircraft and believe there is additional demand for new aircraft to support firefighting, logging and other industries requiring repetitive aerial lift capabilities. The K-MAX® is extremely well suited for all of these industrial applications.

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

We continue to rely upon bank financing as an important source of liquidity for our business activities including acquisitions. We believe this, when combined with cash generated from operating activities, will be sufficient to support our anticipated cash requirements for the foreseeable future; however, we may decide to raise additional debt or equity capital to support other business activities including potential future acquisitions. We anticipate our capital expenditures will be approximately $30.0 to $40.0 million in 2015, primarily related to machinery and equipment and information technology infrastructure. Included in this is approximately $6.8 million associated with investments in enterprise resource planning (ERP) systems primarily for our Distribution segment and, to a lesser extent, certain Aerospace facilities.

We anticipate a variety of items will have an impact on our liquidity during the next 12 months, in addition to our working capital requirements. These could include one or more of the following:

•
the matters described in Note 12, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements, including the cost of existing environmental remediation matters and deposits required to be made to the environmental escrow for our former Moosup facility;

•	contributions to our qualified pension plan and Supplemental Employees’ Retirement Plan (“SERP”);

•	repurchase of common stock under the 2015 Share Repurchase Program;

•	payment of dividends;

•	costs associated with new aerospace start-up programs, including the K-MAX® line; and

•	the extension of payment terms by our customers.

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

In 2013, we signed a $120.6 million contract to resell ten of the former Australia SH-2G(A) (now designated SH-2G(I)) aircraft, spare parts, a full mission flight simulator, and related logistics support to the New Zealand Ministry of Defence. Upon entering into the sales contract with the New Zealand Ministry of Defence, we agreed to provide unconditional letters of credit for the receipt of advance payments on this program. As we perform under the contract and meet certain predetermined milestones, the letter of credit requirements will be gradually reduced. The letter of credit balance related to the SH-2G(I) New Zealand sales contract was $19.2 million at July 3, 2015. We expect the letter of credit balance related to the SH-2G(I) New Zealand sales contract to be fully released in the second half of 2015.

A summary of our consolidated cash flows from continuing operations is as follows:

	For the Six Months Ended
	July 3, 2015	June 27, 2014	2015 vs. 2014
	(in thousands)
Total cash provided by (used in):
Operating activities	$48,489	$12,803	$35,686
Investing activities	(25,016)	(94,555)	69,539
Financing activities	(23,933)	83,629	(107,562)

Free Cash Flow (a):
Net cash provided by (used in) operating activities	$48,489	$12,803	$35,686
Expenditures for property, plant and equipment	(13,475)	(18,051)	4,576
Free cash flow	$35,014	$(5,248)	$40,262

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

Net cash provided by operating activities of continuing operations increased for the six-month fiscal period ended July 3, 2015, versus the comparable period in 2014, primarily due to higher accounts payable at the end of the second quarter of 2015, due to the timing of payments, and higher accounts receivable collections, partially due to increased milestone payments under the SH-2G(I) program. Offsetting these changes was a growth in inventory at both segments.

Net cash used in investing activities of continuing operations decreased for the six-month fiscal period ended July 3, 2015, versus the comparable period in 2014, due to a $64.0 million decrease in cash used for acquisitions and lower cash usage related to the purchase of property, plant and equipment.

Net cash used in financing activities of continuing operations for the six-month fiscal period ended July 3, 2015, was $23.9 million, compared to net cash provided by financing activities of continuing operations for the comparable period in 2014 of $83.6 million. This change is primarily due to $20 million of proceeds received as part of the the amended and restated Credit Agreement as discussed below.

Financing Arrangements

As described in Note 10, Debt, in the Notes to Condensed Consolidated Financial Statements, on May 6, 2015, we closed on an amended and restated $700.0 million Credit Agreement. The Credit Agreement amends and restates the Company's previously existing credit facility to, among other things: (i) extend the maturity date to May 6, 2020; (ii) increase the aggregate amount of revolving commitments from $400.0 million to $600.0 million; (iii) reinstate the aggregate amount of outstanding Term Loans to $100.0 million; (iv) modify the affirmative and negative covenants set forth in the facility; and (v) effectuate a number of additional modifications to the terms and provisions of the facility, including its pricing. We were in compliance with our financial covenants as of and for the quarter ended July 3, 2015, and we do not anticipate noncompliance in the foreseeable future.

Total average bank borrowings during the quarter ended July 3, 2015, were $178.9 million compared to $214.8 million for the year ended December 31, 2014. As of July 3, 2015, and December 31, 2014, there was $345.2 million and $248.6 million available for borrowing, respectively, under the Revolving Credit Facility, net of letters of credit. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Facility. A total of $25.1 million and $59.2 million in letters of credit was outstanding under the Revolving Credit Facility as of July 3, 2015, and December 31, 2014, respectively.

Other Sources/Uses of Capital

We contributed $10.0 million to the qualified pension plan and $0.3 million to the SERP through the end of the second quarter. We do not expect to make any further contributions to the qualified pension plan during 2015. We plan to contribute an additional $0.3 million to the SERP in 2015. For the 2014 plan year, we contributed $10.0 million to the qualified pension plan and $0.8 million to the SERP.

On April 29, 2015, we announced that our Board of Directors approved a share repurchase program ("2015 Share Repurchase Program") authorizing the repurchase of up to $100.0 million of the common stock, par value $1.00 per share, of the Company. This new program replaces our 2000 Stock Repurchase Program. We currently intend to repurchase shares to offset the annual issuance of shares under our employee stock plans, but the timing and actual number of shares repurchased will depend on a variety of factors including stock price, market conditions, corporate and regulatory requirements, capital availability and other factors, including acquisition opportunities. As of July 3, 2015, we had repurchased 88,850 shares under the 2015 Share Repurchase Program and approximately $96.2 million remained available for repurchases under this authorization.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes outside the ordinary course of business in our contractual obligations or off-balance sheet arrangements during the first half of 2015. See our 2014 Annual Report on Form 10-K for a discussion of our contractual obligations and off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the Company’s exposure to market risk during the first half of 2015. See the Company’s 2014 Annual Report on Form 10-K for a discussion of the Company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 3, 2015. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of July 3, 2015, the disclosure controls and procedures were effective.

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

While it is not possible to predict the outcome of these matters with certainty, based upon available information, management believes that all settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in legal proceedings and that can be reasonably estimated are accrued for at July 3, 2015. Despite this analysis, there can be no assurance that the final outcome of these matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Except as set forth below, as of July 3, 2015, neither the Company nor any of its subsidiaries is a party, nor is any of its or their property subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company and its subsidiaries. Additional information relating to certain of these matters is set forth in Note 12, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

Environmental Matters

The Company and its subsidiaries are subject to numerous U.S. Federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. We are currently named as a potentially responsible party at one site. While it is not possible to predict the outcome of these proceedings, in the opinion of management, any payments we may be required to make as a result of such claims in existence at July 3, 2015, will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and other factors that may cause the Company's actual results and financial condition to differ materially from those expressed or implied in the forward-looking statements. Such risks, uncertainties and other factors include, among others: (i) changes in domestic and foreign economic and competitive conditions in markets served by the Company, particularly the defense, commercial aviation and industrial production markets; (ii) changes in government and customer priorities and requirements (including cost-cutting initiatives, government and customer shut-downs, the potential deferral of awards, terminations or reductions of expenditures to respond to the priorities of Congress and the Administration, or budgetary cuts resulting from Congressional actions or automatic sequestration); (iii) changes in geopolitical conditions in countries where the Company does or intends to do business; (iv) the successful conclusion of competitions for government programs (including new, follow-on and successor programs) and thereafter successful contract negotiations with government authorities (both foreign and domestic) for the terms and conditions of the programs; (v) the existence of standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; (vi) the successful resolution of government inquiries or investigations regarding government programs; (vii) risks and uncertainties associated with the successful implementation and ramp up of significant new programs, including the ability to manufacture the products to the detailed specifications required and recover unanticipated start-up costs and other investments in the programs; (viii) potential difficulties associated with variable acceptance test results, given sensitive production materials and extreme test parameters; (ix) the receipt and successful execution of production orders for the U.S. government JPF contract, including the exercise of all contract options and receipt of orders from allied militaries, as all have been assumed in connection with goodwill impairment evaluations; (x) the continued support of the existing K-MAX® helicopter fleet, including sale of existing K-MAX® spare parts inventory and the receipt of orders for new aircraft sufficient to recover our investment in the restart of the K-MAX production line; (xi) the accuracy of current cost estimates associated with environmental remediation activities; (xii) the profitable integration of acquired businesses into the Company's operations; (xiii) the ability to implement our ERP systems in a cost-effective and efficient manner, limiting disruption to our business, and allowing us to capture their planned benefits while maintaining an adequate internal control environment; (xiv) changes in supplier sales or vendor incentive policies; (xv) the effects of price increases or decreases; (xvi) the effects of pension regulations, pension plan assumptions, pension plan asset performance and future contributions; (xvii) future levels of indebtedness and capital expenditures; (xviii) the continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs for such items; (xix) the effects of currency exchange rates and foreign competition on future operations; (xx) changes in laws and regulations, taxes, interest rates, inflation rates and general business conditions; (xxi) future repurchases and/or issuances of common stock; and (xxii) other risks and uncertainties set forth herein and in our 2014 Form 10-K.

Any forward-looking information provided in this report should be considered with these factors in mind. We assume no obligation to update any forward-looking statements contained in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of Common Stock by the Company during the three-month fiscal period ended July 3, 2015:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (in thousands)
April 4, 2015 – May 1, 2015	—	$—	—	$—
May 2, 2015 – May 29, 2015	24,209	$42.66	24,209	$98,967
May 30, 2015 – July 3, 2015	66,469	$42.65	64,641	$96,210
Total	90,678		88,850

(a) During the quarter the Company also purchased 1,828 shares in connection with employee tax withholding obligations as permitted by our equity compensation plans, which are SEC Rule 16b-3 qualified compensation plans (these are not purchases under our publicly announced program).

(b) On April 29, 2015, the Company announced that its Board of Directors approved a $100.0 million share repurchase program ("2015 Share Repurchase Program").

Item 4. Mine Safety Disclosure

Information concerning mine safety violations required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") and Item 104 of Regulation S-K was not required for this quarterly report on Form 10-Q as there were no reportable violations during the quarter.

Item 6.     Index To Exhibits

10.1
Amendment and Restatement Agreement, dated as of May 6, 2015, by and among Kaman Corporation, RWG Germany GmbH and Kaman Composites-UK Holdings Limited, as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and Bank of America, N.A. and Citizens Bank, N.A. as Co-Syndication Agents, including, attached as Exhibit A thereto, the Credit Agreement dated as of November 20, 2012, as amended and restated as of May 6, 2015, among Kaman Corporation, RWG Germany GmbH and Kaman Composites-UK Holdings Limited, as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citizens Bank, N.A. as Co-Syndication Agents, Suntrust Bank, Keybank National Association, TD Bank, N.A., Branch Banking & Trust Company and Fifth Third Bank, as Co-Documentation Agents, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citizens Bank, N.A., as Joint Bookrunners and Joint Lead Arrangers, and various Lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 6, 2015, File No. 001-35419)
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

KAMAN CORPORATION
Registrant
Date:	July 30, 2015		/s/ Neal J. Keating
		By:	Neal J. Keating
Chairman, President and
Chief Executive Officer

Date:	July 30, 2015		/s/ Robert D. Starr
		By:	Robert D. Starr
Executive Vice President and
Chief Financial Officer

KAMAN CORPORATION
INDEX TO EXHIBITS

10.1
Amendment and Restatement Agreement, dated as of May 6, 2015, by and among Kaman Corporation, RWG Germany GmbH and Kaman Composites-UK Holdings Limited, as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and Bank of America, N.A. and Citizens Bank, N.A. as Co-Syndication Agents, including, attached as Exhibit A thereto, the Credit Agreement dated as of November 20, 2012, as amended and restated as of May 6, 2015, among Kaman Corporation, RWG Germany GmbH and Kaman Composites-UK Holdings Limited, as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citizens Bank, N.A. as Co-Syndication Agents, Suntrust Bank, Keybank National Association, TD Bank, N.A., Branch Banking & Trust Company and Fifth Third Bank, as Co-Documentation Agents, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citizens Bank, N.A., as Joint Bookrunners and Joint Lead Arrangers, and various Lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 6, 2015, File No. 001-35419).
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