Form 10-Q
period 2015-10-02
KAMAN Corp
filed 2015-10-29
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2015

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
Yes         ☐            No          ☒

At October 23, 2015, there were 27,091,438 shares of Common Stock outstanding.

PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts) (Unaudited)

	October 2, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$11,579	$12,411
Accounts receivable, net	233,113	234,648
Inventories	370,391	359,741
Deferred income taxes	25,220	25,888
Income tax refunds receivable	3,493	—
Other current assets	35,960	29,568
Total current assets	679,756	662,256
Property, plant and equipment, net of accumulated depreciation of $197,253 and $183,829, respectively	150,042	147,825
Goodwill	246,035	238,581
Other intangible assets, net	89,635	94,491
Deferred income taxes	33,401	34,784
Other assets	24,835	23,268
Total assets	$1,223,704	$1,201,205
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,000	$10,000
Accounts payable – trade	132,668	116,787
Accrued salaries and wages	35,136	42,214
Advances on contracts	13,916	2,406
Other accruals and payables	50,154	47,583
Income taxes payable	3,252	2,734
Total current liabilities	240,126	221,724
Long-term debt, excluding current portion	251,149	271,232
Deferred income taxes	2,247	3,391
Underfunded pension	129,682	141,546
Other long-term liabilities	44,447	45,647
Commitments and contingencies (Note 12)
Shareholders' equity:
Preferred stock, $1 par value, 200,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; voting; 27,710,821 and 27,518,226 shares issued, respectively	27,711	27,518
Additional paid-in capital	154,912	145,845
Retained earnings	516,962	479,984
Accumulated other comprehensive income (loss)	(125,222)	(126,261)
Less 599,852 and 385,942 shares of common stock, respectively, held in treasury, at cost	(18,310)	(9,421)
Total shareholders’ equity	556,053	517,665
Total liabilities and shareholders’ equity	$1,223,704	$1,201,205
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Net sales	$433,742	$456,055	$1,322,848	$1,317,031
Cost of sales	303,816	326,690	933,059	945,117
Gross profit	129,926	129,365	389,789	371,914
Selling, general and administrative expenses	100,153	102,073	307,660	294,423
Net (gain)/loss on sale of assets	(10)	55	(415)	228
Operating income	29,783	27,237	82,544	77,263
Interest expense, net	3,208	3,438	9,757	9,942
Other expense, net	185	220	120	540
Earnings from continuing operations before income taxes	26,390	23,579	72,667	66,781
Income tax expense	9,166	7,782	21,003	22,331
Earnings from continuing operations	17,224	15,797	51,664	44,450
Losses from discontinued operations, net of taxes	—	(924)	—	(1,926)
Gain (loss) on disposal of discontinued operations, net of taxes	—	(94)	—	285
Net earnings	$17,224	$14,779	$51,664	$42,809

Earnings per share:
Basic earnings per share from continuing operations	$0.63	$0.58	$1.90	$1.64
Basic loss per share from discontinued operations	—	(0.03)	—	(0.07)
Basic earnings per share from disposal of discontinued operations	—	—	—	0.01
Basic earnings per share	$0.63	$0.55	$1.90	$1.58

Diluted earnings per share from continuing operations	$0.62	$0.57	$1.85	$1.60
Diluted loss per share from discontinued operations	—	(0.04)	—	(0.07)
Diluted earnings per share from disposal of discontinued operations	—	—	—	0.01
Diluted earnings per share	$0.62	$0.53	$1.85	$1.54
Average shares outstanding:
Basic	27,179	27,113	27,203	27,025
Diluted	27,770	27,862	27,915	27,766
Dividends declared per share	$0.18	$0.16	$0.54	$0.48

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Net earnings	$17,224	$14,779	$51,664	$42,809
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,109)	(5,766)	(3,945)	(4,306)
Unrealized gain on derivative instruments, net of tax expense of $38 and $6 and $134 and $47, respectively	62	6	221	75
Change in pension and post-retirement benefit plan liabilities, net of tax expense of $961 and $405 and $2,883 and $1,215, respectively	1,587	669	4,763	2,006
Other comprehensive income (loss)	540	(5,091)	1,039	(2,225)
Comprehensive income	$17,764	$9,688	$52,703	$40,584

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Nine Months Ended
	October 2, 2015	September 26, 2014
Cash flows from operating activities:
Earnings from continuing operations	$51,664	$44,450
Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	27,809	26,308
Accretion of convertible notes discount	1,516	1,439
Provision for doubtful accounts	1,925	241
Net (gain)/loss on sale of assets	(415)	228
Net loss on derivative instruments	423	615
Stock compensation expense	5,304	4,307
Excess tax benefit from share-based compensation arrangements	(324)	(766)
Deferred income taxes	(2,001)	8,669
Changes in assets and liabilities, excluding effects of acquisitions/divestitures:
Accounts receivable	1,583	(41,505)
Inventories	(10,430)	18,969
Income tax refunds receivable	(3,493)	(1,037)
Other current assets	(6,498)	(1,064)
Accounts payable - trade	18,051	(5,539)
Accrued contract losses	28	(1,613)
Advances on contracts	11,511	(8,119)
Other accruals and payables	(5,807)	11,592
Income taxes payable	529	(977)
Pension liabilities	(4,225)	(8,430)
Other long-term liabilities	(2,323)	(2,636)
Net cash provided by operating activities of continuing operations	84,827	45,132
Net cash used in operating activities of discontinued operations	—	(1,378)
Net cash provided by operating activities	84,827	43,754
Cash flows from investing activities:
Proceeds from sale of assets	660	28
Expenditures for property, plant & equipment	(23,130)	(22,177)
Acquisition of businesses (net of cash acquired)	(11,877)	(77,018)
Other, net	(696)	(1,205)
Cash used in investing activities of continuing operations	(35,043)	(100,372)
Cash provided by investing activities of discontinued operations	—	2
Cash used in investing activities	(35,043)	(100,370)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit agreements	(43,291)	66,978
Proceeds from issuance of long-term debt	100,000	—
Debt repayment	(82,500)	(5,000)
Net change in book overdraft	(3,537)	1,893
Proceeds from exercise of employee stock awards	4,024	5,387
Purchase of treasury shares	(8,642)	(845)
Dividends paid	(14,140)	(12,950)
Debt issuance costs	(2,271)	—
Other	(117)	—
Windfall tax benefit	324	766
Cash provided by (used in) financing activities of continuing operations	(50,150)	56,229
Cash provided by (used in) financing activities of discontinued operations	—	—
Cash provided by (used in) financing activities	(50,150)	56,229
Net decrease in cash and cash equivalents	(366)	(387)
Effect of exchange rate changes on cash and cash equivalents	(466)	(237)
Cash and cash equivalents at beginning of period	12,411	10,384
Cash and cash equivalents at end of period	$11,579	$9,760

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three-month and nine-month fiscal periods ended October 2, 2015 and September 26, 2014
(Unaudited)

1. BASIS OF PRESENTATION

The December 31, 2014, Condensed Consolidated Balance Sheet amounts have been derived from the previously audited Consolidated Balance Sheet of Kaman Corporation and subsidiaries (collectively, the “Company”), but do not include all disclosures required by accounting principles generally accepted in the United States of America ("US GAAP"). In the opinion of management, the condensed consolidated financial information reflects all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this report. The statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the interim periods presented are not necessarily indicative of trends or of results to be expected for the entire year.

The Company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The third quarters for 2015 and 2014 ended on October 2, 2015, and September 26, 2014, respectively.

2. RECENT ACCOUNTING STANDARDS

In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments.” This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard becomes effective the first quarter of fiscal year 2016. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which amends ASC 835-30, “Interest - Imputation of Interest”. The ASU clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit. These costs may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. The standard becomes effective the first quarter of fiscal year 2016. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330) - Simplifying the Measurement of Inventory." ASU 2015-11 requires an entity to measure inventory within the scope of the standard at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU No. 2015-03 amends the FASB Accounting Standards Codification (the "Codification") to require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related liability. Such treatment is consistent with the current presentation of debt discounts or premiums. As it stood prior to amendment, debt issuance costs were reported in the balance sheet as an asset (i.e., a deferred charge), whereas debt discounts and premiums were, and remain, reported as deductions from or additions to the debt itself. Recognition and measurement guidance for debt issuance costs is not affected by amendments to the Codification. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 2, 2015 and September 26, 2014
(Unaudited)

2. RECENT ACCOUNTING STANDARDS (CONTINUED)

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (ASC Topic 606)." The objective of this standard update is to remove inconsistent practices with regards to revenue recognition between US GAAP and International Financial Reporting Standards ("IFRS"). The standard intends to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. On August 12, 2015, the FASB issued ASU No. 2015-14, deferring the effective date by one year for ASU No. 2014-09. The provisions of ASU No. 2014-09 will be effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. The Company is currently assessing the potential impact of this standard on its consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This standard update requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity's financial results or a business activity classified as held for sale should be reported as discontinued operations. The standard also expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation. The provisions of this ASU are effective for annual periods beginning on or after December 15, 2014, and interim periods beginning on or after December 15, 2015. The adoption of this standard is not expected to have a material impact on the Company's 2015 financial statements.

3. DISCONTINUED OPERATIONS

On December 19, 2014, the Company sold the Distribution segment's Mexican business unit, Delamac de Mexico, S.A. de C.V. ("Delamac"). As a result, the Company has reported the results of operations and consolidated financial position of this component as discontinued operations within the condensed consolidated financial statements for all periods presented. For the three-month and nine-month fiscal periods ended October 2, 2015, there were no earnings or losses from these discontinued operations. For the three-month fiscal period ended September 26, 2014, the Company recorded $6.3 million in net sales from discontinued operations, $1.3 million of losses and a related tax benefit of $0.4 million, resulting in $0.9 million of net loss from discontinued operations. For the nine-month fiscal period ended September 26, 2014, the Company recorded $18.3 million in net sales from discontinued operations, $2.7 million of losses and a related tax benefit of $0.8 million, resulting in $1.9 million of net loss from discontinued operations.

On December 31, 2012, the Company sold substantially all of the assets and liabilities of the Distribution's segment's Canadian operations. As a result, the Company has reported the results of operations and financial position of this component as discontinued operations within the condensed consolidated financial statements for all periods presented. For the three-month and nine-month fiscal periods ended October 2, 2015, there were no earnings or losses from these discontinued operations. For the three months and nine months ended September 26, 2014, the Company recorded gain (loss) on disposal of discontinued operations of $(0.1) million, and $0.3 million, respectively, primarily related to a pension settlement that resulted from the 2012 disposal of these operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 2, 2015 and September 26, 2014
(Unaudited)

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

5. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	October 2, 2015	December 31, 2014
In thousands
Trade receivables	$150,196	$141,481
U.S. Government contracts:
Billed	14,987	21,909
Costs and accrued profit – not billed	1,931	1,581
Commercial and other government contracts:
Billed	68,414	51,166
Costs and accrued profit – not billed	1,748	21,719
Less allowance for doubtful accounts	(4,163)	(3,208)
Accounts receivable, net	$233,113	$234,648

Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	October 2, 2015	December 31, 2014
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$900	$4,561
Total	$900	$4,561

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 2, 2015 and September 26, 2014
(Unaudited)

6. FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value:

	October 2, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
In thousands
Long-term debt:
Level 1	$110,540	$134,798	$109,024	$145,188
Level 2	145,609	135,345	172,208	164,204
Total	$256,149	$270,143	$281,232	$309,392

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

Recurring Fair Value Measurements

The Company holds derivative instruments for foreign exchange contracts and interest rate swaps that are measured at fair value using observable market inputs such as forward rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy and have been included in other current assets and other assets on the Condensed Consolidated Balance Sheet at October 2, 2015, and December 31, 2014. Based on the Company's continued ability to trade and enter into forward contracts and interest rate swaps, we consider the markets for our fair value instruments to be active. These contracts and the activity related to these contracts were not material to the Company's Condensed Consolidated Financial Statements as of and for the three-month and nine-month fiscal periods ended October 2, 2015, and September 26, 2014.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of October 2, 2015, such credit risks have not had an adverse impact on the fair value of these instruments.

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

The Term Loan Facility of the Company's Credit Agreement (“Term Loan”) contains floating rate obligations and is subject to interest rate fluctuations. During 2013, the Company entered into interest rate swap agreements for the purposes of hedging the eight quarterly variable-rate interest payments under its Term Loan due in 2014 and 2015. These interest rate swap agreements were designated as cash flow hedges and are intended to manage interest rate risk associated with the Company’s variable rate borrowings and minimize the impact on the Company’s earnings and cash flows of interest rate fluctuations attributable to changes in LIBOR rates. These agreements and the activity related to these agreements were not material to the Company's Condensed Consolidated Financial Statements as of and for the three-month and nine-month fiscal periods ended October 2, 2015, and September 26, 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 2, 2015 and September 26, 2014
(Unaudited)

7. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

During the second quarter of 2014, the Company entered into forward exchange contracts designed to hedge forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on the Company's earnings and cash flows. These contracts were entered into as a result of forecasted foreign currency transactions associated with the New Zealand contract to deliver ten SH-2G(I) aircraft and were designated as cash flow hedges. During the third quarter of 2014, the Company dedesignated these forward contracts, due to a change in the timing of payments. These contracts and the activity related to these contracts were not material to the Company's Condensed Consolidated Financial Statements as of and for the three-month and nine-month fiscal periods ended October 2, 2015, and September 26, 2014.

8. INVENTORIES

Inventories consist of the following:

	October 2, 2015	December 31, 2014
In thousands
Merchandise for resale	$148,362	$149,837
Raw materials	24,201	19,954
Contracts and other work in process	185,697	179,002
Finished goods (including certain general stock materials)	12,131	10,948
Total	$370,391	$359,741

Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	October 2, 2015	December 31, 2014
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$23,095	$13,337
Total	$23,095	$13,337

The increase in this balance primarily relates to the AH-1Z matter as discussed in Note 12, Commitments and Contingencies.

K-MAX® inventory of $17.0 million and $17.2 million as of October 2, 2015, and December 31, 2014, respectively, is included in contracts and other work in process inventory and finished goods. Management believes that a significant portion of this K-MAX® inventory will be sold after October 2, 2016, in connection with the production of the new build helicopters and the support of the fleet for the foreseeable future.

At October 2, 2015, and December 31, 2014, $11.7 million and $23.5 million, respectively, of SH-2G(I), formerly SH-2G(A), inventory was included on the Company's balance sheet in contracts and other work in process inventory. On May 8, 2013, the Company announced that it had entered into a $120.6 million contract with the New Zealand Ministry of Defence for the sale of ten SH-2G(I) Super Seasprite aircraft, spare parts, a full mission flight simulator, and related logistics support. Although a substantial portion of the SH-2G(I) inventory was used in the performance of this contract, management believes that $6.2 million of the SH-2G(I) inventory will be sold after October 2, 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 2, 2015 and September 26, 2014
(Unaudited)

8. INVENTORIES (CONTINUED)

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

Revenue and cost estimates for all significant long-term contracts for which revenue is recognized using the percentage-of-completion method of accounting are reviewed and reassessed quarterly. Based upon these reviews, the Company records the effects of adjustments in profit estimates each period. If at any time the Company determines that in the case of a particular contract total costs will exceed total contract revenue, the Company will record a provision for the entire anticipated contract loss at that time. For the three-month and nine-month fiscal periods ended October 2, 2015, there were increases in the Company's operating income attributable to changes in contract estimates of $2.1 million and $5.0 million, respectively. The increases were primarily a result of improved performance on the Joint Programmable Fuze ("JPF") program and another legacy bomb fuze program. There was a net increase to the Company's operating income from changes in contract estimates of $1.3 million and $1.5 million, respectively, for the three-month and nine-month fiscal periods ended September 26, 2014. The increases were primarily a result of improved performance on the New Zealand SH-2G(I) program, the JPF program and a mix of other legacy fuze and composite programs. These improvements were slightly offset by cost growth on the Sikorsky BLACK HAWK helicopter program and Boeing A-10 program.

9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company:

	Distribution	Aerospace	Total
In thousands
Gross balance at December 31, 2014	$141,612	$113,221	$254,833
Accumulated impairment	—	(16,252)	(16,252)
Net balance at December 31, 2014	141,612	96,969	238,581
Additions	5,559	3,165	8,724
Impairments	—	—	—
Foreign currency translation	—	(1,270)	(1,270)
Ending balance at October 2, 2015	$147,171	$98,864	$246,035

Additions to goodwill for the Company's Distribution segment relate to the acquisition completed during 2015, as discussed in Note 4, Acquisitions. Additions to goodwill for the Company's Aerospace segment relate to an earnout payment associated with a previous acquisition.

In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), the Company evaluates goodwill for possible impairment on at least an annual basis. The Company is currently in the process of preparing its forecast, which it will use to complete its annual evaluation, performed during the fourth quarter. Based upon information obtained to this point in the forecast process, management notes that there have been changes to expected future cash flows for two reporting units. Rather than performing a qualitative assessment for these reporting units, the Company will perform a quantitative assessment for the Aerosystems reporting unit and Distribution reporting unit. The goodwill amounts associated with the Aerosystems and Distribution reporting units are $55.2 million and $147.2 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 2, 2015 and September 26, 2014
(Unaudited)

9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)

Other intangible assets consisted of:

		At October 2,		At December 31,
		2015		2014
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Customer lists / relationships	6-21 years	$126,291	$(39,001)	$123,005	$(31,868)
Trademarks / trade names	3-8 years	3,635	(2,433)	3,546	(2,080)
Non-compete agreements and other	1-9 years	6,753	(5,720)	6,719	(4,948)
Patents	17 years	523	(413)	523	(406)
Total		$137,202	$(47,567)	$133,793	$(39,302)

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

The revolving credit facility permits the Company to pay cash dividends. The Lenders have been granted a security interest in substantially all of the Company's and its domestic subsidiaries' personal property and other assets (including intellectual property but excluding real estate), including a pledge of 66% of the Company's equity interest in certain foreign subsidiaries and 100% of the Company's equity interest in its domestic subsidiaries, as collateral for the Company's obligations under the Credit Agreement. At October 2, 2015, there was $48.1 million of Revolving Loans outstanding under the Credit Agreement, excluding letters of credit, with $369.2 million available for borrowing. Letters of credit are considered borrowings for purposes of the Credit Agreement. A total of $25.1 million in letters of credit was outstanding under the Credit Agreement at October 2, 2015, $19.2 million of which related to the New Zealand SH-2G(I) sales contract. At December 31, 2014, there was $92.2 million of Revolving Loans outstanding under the Credit Agreement, excluding letters of credit, with $248.6 million available for borrowing. A total of $59.2 million in letters of credit was outstanding under the Credit Agreement at December 31, 2014, $54.5 million of which related to the New Zealand SH-2G(I) sales contract.

Interest rates on amounts outstanding under the Credit Agreement are variable, and are determined based on the Consolidated Senior Secured Leverage Ratio. At October 2, 2015, the interest rate for the outstanding amounts on both the revolving credit facility and term loan commitment was 1.62%. In addition, the Company is required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.175% to 0.300% per annum, based on the Consolidated Senior Secured Leverage Ratio. Fees for outstanding letters of credit range from 1.25% to 2.00%, based on the Consolidated Senior Secured Leverage Ratio.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 2, 2015 and September 26, 2014
(Unaudited)

10. DEBT (CONTINUED)

The financial covenants associated with the Credit Agreement include a requirement that (i) the Consolidated Senior Secured Leverage Ratio cannot be greater than 3.50 to 1.00, with an available election to increase the maximum to 3.75 to 1.00 for four consecutive quarters, in connection with a Permitted Acquisition with consideration in excess of $125.0 million; (ii) the Consolidated Total Leverage Ratio, as defined in the Credit Agreement, cannot be greater than 4.00 to 1.00, with an available election to increase the maximum to 4.25 to 1.00 for four consecutive quarters, in connection with a Permitted Acquisition with consideration in excess of $125.0 million; (iii) the Consolidated Interest Coverage Ratio cannot be less than 4.00 to 1.00; and (iv) Liquidity: (a) as of the last day of the fiscal quarter of the Company ending two full fiscal quarters prior to the stated maturity of the Specified Convertible Notes, cannot be less than an amount equal to 50% of the outstanding principal amount of the Specified Convertible Notes, and (b) as of the last day of each fiscal quarter of the Company ending thereafter, cannot be less than an amount equal to the outstanding principal amount of the Specified Convertible Notes as of such day. The Company is in compliance with the financial covenants as of and for the quarter ended October 2, 2015, and does not anticipate noncompliance in the foreseeable future.

11. PENSION PLANS

Components of net pension cost for the Qualified Pension Plan and Supplemental Employees’ Retirement Plan ("SERP") are as follows:

	For the Three Months Ended
	Qualified Pension Plan		SERP
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
In thousands
Service cost for benefits earned during the year	$3,533	$2,940	$52	$64
Interest cost on projected benefit obligation	6,878	7,208	79	85
Expected return on plan assets	(11,032)	(10,262)	—	—
Amortization of prior service cost	15	23	—	—
Amortization of net loss	2,479	1,028	54	23
Net pension cost	$1,873	$937	$185	$172

	For the Nine Months Ended
	Qualified Pension Plan		SERP
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
In thousands
Service cost for benefits earned during the year	$10,598	$8,820	$155	$192
Interest cost on projected benefit obligation	20,635	21,625	238	256
Expected return on plan assets	(33,097)	(30,785)	—	—
Amortization of prior service cost	44	68	—	—
Amortization of net loss	7,438	3,085	164	68
Net pension cost	$5,618	$2,813	$557	$516

The Company contributed $10.0 million to the qualified pension plan and $0.4 million to the SERP through the end of the third quarter. There are no further contributions expected to be made to the qualified pension plan during 2015. The Company plans to contribute an additional $0.1 million to the SERP in 2015. For the 2014 plan year, the Company contributed $10.0 million to the qualified pension plan and $0.8 million to the SERP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 2, 2015 and September 26, 2014
(Unaudited)

12. COMMITMENTS AND CONTINGENCIES

Pension Freeze

Effective December 31, 2015, the Company's qualified pension plan will be frozen with respect to future benefit accruals. Under U.S. Government Cost Accounting Standard (“CAS”) 413 the Company must determine the U.S. Government’s share of any pension curtailment adjustment calculated in accordance with CAS. Such adjustments can result in an amount due to the U.S. Government for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position. The Company is unable to make a determination at this time as to the financial implications this curtailment adjustment will have, if any, on the Company's balance sheet as of December 31, 2015, and the current year's results of operations.

AH-1Z Program

The Company is currently engaged in discussions with its customer to resolve the technical and design issues that caused production and delivery delays on the AH-1Z attack helicopter program. Engineering design changes were made after the contract date, resulting in excess costs associated with design modification and rework of parts. As a result of these technical issues and schedule delays, the Company incurred additional costs outside the scope of work for its original contract and, under the provisions of the contract, filed claims with its customer requesting additional consideration for work performed. Costs associated with these claims is included in inventory as of October 2, 2015. See Note 8, Inventories, for amounts capitalized into inventory associated with unanticipated contract costs.

On April 23, 2015, the Company received a $24.0 million warranty claim from its customer for costs incurred due to rework performed on delivered cabins. The Company has evaluated this claim; however, based on the Company's understanding it does not believe there is a legitimate basis for the claim. The Company has agreed to enter into non-binding mediation in order to attempt to resolve all pending claims and disputes associated with this program. If a mutually acceptable resolution cannot be agreed upon, the Company intends to vigorously defend itself in this matter. Additionally, through the mediation process, the Company was made aware that the customer received notification of a claim from the U.S. government of approximately $9.4 million that they are in the process of evaluating. As such, this claim has increased the scope of the Company's mediation discussions with the customer. As of October 2, 2015, no amounts have been accrued for this matter. If the Company is unsuccessful in settling the claims it has against the customer and/or settling the customer's claims against the Company, this could have a material impact on the Company's financial results and cash flows.

The Company is also in discussions with its customer regarding a scope change to the current contract. The Company has submitted change in scope proposals to the customer and the parties are currently in negotiations. Depending upon the outcome of these discussions and the disposition of the matters described above, the Company may be required to accrue amounts associated with its customer's claim or write-off a portion of the amounts currently recorded in inventory; however, the resolution of these matters cannot be determined at this time. There is no gross margin being recorded on sales associated with this program. Total program inventory is $45.0 million as of October 2, 2015, and there are currently sales orders of $6.0 million in backlog associated with this program.

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

The Company's estimate of its portion of the cost to assess the environmental conditions and remediate this site is $2.3 million, all of which has been accrued. The total amount paid to date in connection with these environmental remediation activities is $1.2 million. A portion ($0.4 million) of the accrual related to this property is included in other accruals and payables and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 2, 2015 and September 26, 2014
(Unaudited)

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Bloomfield Property

In connection with the Company’s 2008 purchase of the portion of the Bloomfield campus that a Company subsidiary had leased from the Naval Air Systems Command ("NAVAIR"), the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and continues the effort to define the scope of the remediation that will be required by the Connecticut Department of Energy & Environmental Protection. The assumed environmental liability of $10.3 million, all of which has been accrued, was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $10.0 million. At October 2, 2015, the Company has $4.7 million accrued for this environmental matter. A portion ($1.2 million) of the accrual related to this property is included in other accruals and payables, and the balance ($3.5 million) is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Other Environmental Matters

The Company has been notified by the Environmental Protection Agency that it is a potentially responsible party ("PRP") at a Superfund Site. At October 2, 2015, the Company had no amount accrued for this matter, as it is unable to estimate the amount of costs, if any, that might be incurred in connection with the remediation of this site. In making this determination, the Company considered all available information related to the site; specifically, the continued identification of PRPs and the inability to determine the proportion of total responsibility attributable to each PRP at this time. As more information is received, the Company will reassess its ability to estimate its portion of the cost for remediation, taking into consideration the financial resources of other PRPs involved in the site, their proportionate share of the total responsibility for waste at the site, the existence of insurance and the financial viability of the insurer.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 2, 2015 and September 26, 2014
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

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
In thousands, except per share amounts
Earnings from continuing operations	$17,224	$15,797	$51,664	$44,450
Losses from discontinued operations, net of tax	—	(924)	—	(1,926)
Gain (loss) on disposal of discontinued operations, net of taxes	—	(94)	—	285
Net earnings	$17,224	$14,779	$51,664	$42,809

Basic:
Weighted average number of shares outstanding	27,179	27,113	27,203	27,025

Earnings per share from continuing operations	$0.63	$0.58	$1.90	$1.64
Loss per share from discontinued operations	—	(0.03)	—	(0.07)
Earnings per share from disposal of discontinued operations	—	—	—	0.01
Basic earnings per share	$0.63	$0.55	$1.90	$1.58
Diluted:
Weighted average number of shares outstanding	27,179	27,113	27,203	27,025
Weighted average shares issuable on exercise of dilutive stock options	119	142	136	152
Weighted average shares issuable on redemption of convertible notes	472	607	576	589
Total	27,770	27,862	27,915	27,766

Earnings per share from continuing operations	$0.62	$0.57	$1.85	$1.60
Loss per share from discontinued operations	—	(0.04)	—	(0.07)
Earnings per share from disposal of discontinued operations	—	—	—	0.01
Diluted earnings per share	$0.62	$0.53	$1.85	$1.54

Equity awards

For the three-month and nine-month fiscal periods ended October 2, 2015, respectively, 507,917 and 488,868 shares issuable under equity awards granted to employees were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period. For the three-month and nine-month fiscal periods ended September 26, 2014, respectively, 310,192 and 356,841 shares issuable under equity awards granted to employees were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 2, 2015 and September 26, 2014
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

For the three-month and nine-month fiscal periods ended October 2, 2015, and September 26, 2014, respectively, shares issuable under the Convertible Notes that were dilutive during the period were included in the calculation of earnings per share as the conversion price for the Convertible Notes was less than the average share price of the Company's stock.

Warrants

Excluded from the diluted earnings per share calculation for the three-month and nine-month fiscal periods ended October 2, 2015, are 3,424,229 and 3,420,743 shares, respectively, issuable under the warrants sold in connection with the Company’s convertible note offering as they would be anti-dilutive. Excluded from the diluted earnings per share calculation for the three-month and nine-month fiscal periods ended September 26, 2014, are 3,412,339 and 3,410,690 shares, respectively, issuable under the warrants sold in connection with the Company’s convertible note offering as they would be anti-dilutive.

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

Compensation expense for stock options, restricted stock awards and restricted stock units is recognized on a straight-line basis over the vesting period of the awards. Share-based compensation expense recorded for the three-month and nine-month fiscal periods ended October 2, 2015, was $1.3 million and $5.3 million, respectively. Share-based compensation expense recorded for the three-month and nine-month fiscal periods ended September 26, 2014, was $1.0 million and $4.3 million, respectively.

During the first quarter of 2015, the Company issued additional stock awards with market and performance based conditions, bringing the total of these shares to 8,238, assuming a 100% achievement level. The Company measures the cost of these awards based on their grant date fair value to the extent of the probable number of shares to be earned upon vesting. Amortization of this cost will be recorded on a straight-line basis over the requisite service period. Throughout the course of the requisite service period, the Company will monitor the level of achievement compared to the target and adjust the number of shares expected to be earned, and the related compensation expense recorded thereafter, to reflect the updated most probable outcome. Compensation expense for these awards for the three-month and nine-month fiscal periods ended October 2, 2015, and September 26, 2014, was not material.

Stock option activity was as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2015		October 2, 2015
	Options	Weighted - average exercise price	Options	Weighted - average exercise price
Options outstanding at beginning of period	1,049,716	$33.15	904,091	$31.26
Granted	—	$—	202,345	$39.54
Exercised	(4,807)	$20.40	(57,702)	$24.53
Forfeited or expired	(1,573)	$34.61	(5,398)	$36.88
Options outstanding at October 2, 2015	1,043,336	$33.21	1,043,336	$33.21

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 2, 2015 and September 26, 2014
(Unaudited)

14. SHARE-BASED ARRANGEMENTS (CONTINUED)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	For the Nine Months Ended
	October 2, 2015	September 26, 2014
Expected option term (years)	5.1	5.1
Expected volatility	29.0%	37.5%
Risk-free interest rate	1.6%	1.5%
Expected dividend yield	1.6%	1.7%
Per share fair value of options granted	$9.28	$11.60

Restricted Stock Award and Restricted Stock Unit activity was as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2015		October 2, 2015
	Restricted Stock	Weighted- average grant date fair value	Restricted Stock	Weighted- average grant date fair value
Restricted Stock outstanding at beginning of period	187,692	$37.99	196,553	$36.29
Granted	—	$—	79,494	$40.33
Vested	(100)	$23.75	(87,152)	$36.30
Forfeited or expired	(561)	$34.60	(1,864)	$35.87
Restricted Stock outstanding at October 2, 2015	187,031	$38.00	187,031	$38.00

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 2, 2015 and September 26, 2014
(Unaudited)

15. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Summarized financial information by business segment is as follows:

	For the Three Months Ended		For the Nine Months Ended
In thousands	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Net sales:
Distribution	$296,312	$302,294	$911,832	$859,305
Aerospace	137,430	153,761	411,016	457,726
Net sales	$433,742	$456,055	$1,322,848	$1,317,031
Operating income:
Distribution	$14,422	$14,561	$42,789	$42,470
Aerospace	27,801	26,813	78,775	75,515
Net gain/(loss) on sale of assets	10	(55)	415	(228)
Corporate expense	(12,450)	(14,082)	(39,435)	(40,494)
Operating income from continuing operations	29,783	27,237	82,544	77,263
Interest expense, net	3,208	3,438	9,757	9,942
Other (income) expense, net	185	220	120	540
Earnings before income taxes from continuing operations	26,390	23,579	72,667	66,781
Income tax expense	9,166	7,782	21,003	22,331
Earnings from continuing operations	$17,224	$15,797	$51,664	$44,450

16. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in shareholders’ equity for the nine-month fiscal periods ended October 2, 2015, and September 26, 2014, were as follows:

	For the Nine Months Ended
	October 2, 2015	September 26, 2014
In thousands
Beginning balance	$517,665	$511,292
Comprehensive income	52,703	40,584
Dividends declared	(14,686)	(12,988)
Employee stock plans and related tax benefit	4,024	5,387
Purchase of treasury shares	(8,957)	(845)
Share-based compensation expense	5,304	4,307
Ending balance	$556,053	$547,737

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 2, 2015 and September 26, 2014
(Unaudited)

16. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED)

The components of accumulated other comprehensive income (loss) are shown below:

	For the Three Months Ended
	October 2, 2015	September 26, 2014
In thousands
Foreign currency translation:
Beginning balance	$(23,512)	$(12,759)
Net gain/(loss) on foreign currency translation	(1,109)	(5,766)
Reclassification to net income	—	—
Other comprehensive income/(loss), net of tax	(1,109)	(5,766)
Ending balance	$(24,621)	$(18,525)

Pension and other post-retirement benefits(a):
Beginning balance	$(102,088)	$(64,980)
Reclassifications to net income:
Amortization of prior service cost, net of tax expense of $5 and $9, respectively	9	14
Amortization of net loss, net of tax expense of $956 and $396, respectively	1,578	655
Other comprehensive income/(loss), net of tax	1,587	669
Ending balance	$(100,501)	$(64,311)

Derivative instruments(b):
Beginning balance	$(162)	$(516)
Net loss on derivative instruments, net of tax benefit of $6 and $62, respectively	(10)	(104)
Reclassification to net income, net of tax expense of $44 and $68, respectively	72	110
Other comprehensive income/(loss), net of tax	62	6
Ending balance	$(100)	$(510)

Total accumulated other comprehensive income (loss)	$(125,222)	$(83,346)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 2, 2015 and September 26, 2014
(Unaudited)

16. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED)

	For the Nine Months Ended
	October 2, 2015	September 26, 2014
In thousands
Foreign currency translation:
Beginning balance	$(20,676)	$(14,219)
Net gain/(loss) on foreign currency translation	(3,945)	(4,306)
Reclassification to net income	—	—
Other comprehensive income/(loss), net of tax	(3,945)	(4,306)
Ending balance	$(24,621)	$(18,525)

Pension and other post-retirement benefits(a):
Beginning balance	$(105,264)	$(66,317)
Reclassifications to net income:
Amortization of prior service cost, net of tax expense of $16 and $26, respectively	27	42
Amortization of net loss, net of tax expense of $2,867 and $1,189, respectively	4,736	1,964
Other comprehensive income/(loss), net of tax	4,763	2,006
Ending balance	$(100,501)	$(64,311)

Derivative instruments(b):
Beginning balance	$(321)	$(585)
Net loss on derivative instruments, net of tax benefit of $41 and $140, respectively	(68)	(233)
Reclassification to net income, net of tax expense of $175 and $187, respectively	289	308
Other comprehensive income/(loss), net of tax	221	75
Ending balance	$(100)	$(510)

Total accumulated other comprehensive income (loss)	$(125,222)	$(83,346)

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
(See Note 11, Pension Plans for additional information.)

(b) See Note 7, Derivative Financial Instruments, for additional information regarding our derivative instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 2, 2015 and September 26, 2014
(Unaudited)

17. INCOME TAXES

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014

Effective Income Tax Rate	34.7%	33.0%	28.9%	33.4%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the period. The increase in the effective tax rate for the three-month fiscal period ended October 2, 2015, compared to the corresponding quarter in the prior year, was primarily due to return to provision adjustments recorded during the quarter ended September 26, 2014. The decrease in the effective tax rate for the nine months ended October 2, 2015, when compared to the corresponding period in the prior year, was primarily the result of discrete items recognized in 2015 relating to changes in tax laws. Prior to the law changes the Company had established valuation allowances against certain net operating loss carryforwards. Such allowances are no longer deemed necessary as the changes to the tax laws now make it more likely than not that these benefits will be realized in the future.

18. SUBSEQUENT EVENTS

On October 21, 2015, the Company announced that its Aerospace segment acquired Timken Alcor Aerospace Technologies, Inc. ("TAAT") of Mesa, Arizona, at a purchase price of approximately $45.0 million. TAAT, which will be renamed “EXTEX Engineered Products, Inc.,” designs and supplies aftermarket parts to support businesses conducting maintenance, repair, and overhauls ("MROs") in aerospace markets primarily located in North America. TAAT had sales of approximately $20.0 million in 2014.

The Company has evaluated subsequent events through the issuance date of these financial statements. Other than the matter noted above, no material subsequent events were identified that required disclosure.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide readers of our condensed consolidated financial statements with the perspectives of management. It presents, in narrative and tabular form, information regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results, and is designed to enable the readers of this report to obtain an understanding of our businesses, strategies, current trends and future prospects. It should be read in conjunction with our 2014 Annual Report on Form 10-K and the condensed consolidated financial statements included in Item 1 of this Form 10-Q.

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

Financial performance

•
Net sales from continuing operations decreased 4.9% for the three-month fiscal period ended October 2, 2015, compared to the comparable fiscal period in the prior year. Net sales from continuing operations increased 0.4% for the nine-month fiscal period ended October 2, 2015, compared to the comparable fiscal period in the prior year.

•	Earnings from continuing operations increased 9.0% and 16.2% for the three-month and nine-month fiscal periods ended October 2, 2015, compared to the comparable fiscal periods in the prior year.

•
Diluted earnings per share from continuing operations increased to $0.62, an increase of $0.05, or 8.8% for the three-month fiscal period ended October 2, 2015, compared to the comparable fiscal period in the prior year. For the nine-month fiscal period ended October 2, 2015, diluted earnings per share from continuing operations increased to $1.85, an increase of $0.25, or 15.6% compared to the comparable period in the prior year.

•
Cash flows provided by operating activities of continuing operations for the nine-month fiscal period ended October 2, 2015, were $84.8 million, $39.7 million more than the comparable fiscal period in the prior year.

Recent events

•
On October 21, 2015, the Company's Aerospace segment acquired Timken Alcor Aerospace Technologies, Inc. ("TAAT") of Mesa, Arizona. TAAT, which will be renamed “EXTEX Engineered Products, Inc.,” designs and supplies aftermarket parts to support businesses conducting maintenance, repair, and overhauls in aerospace markets primarily located in North America.

•	On September 21, 2015, the Company delivered the final two SH-2G(I) Super Seasprite aircraft to the New Zealand Ministry of Defence.

•
On July 16, 2015, the Company announced that its Aerospace segment was awarded a commercial sales order in the amount of $23.0 million, for the procurement of Joint Programmable Fuzes ("JPF"). Delivery of the fuzes is anticipated to occur through 2017.

Outlook

We are revising our full-year outlook for 2015, as follows:

•	Distribution:

◦	Sales of $1,175 million to $1,200 million

◦	Operating margins of 4.6% to 4.7%

•	Aerospace:

◦	Sales of $600 million to $610 million

◦	Operating margins of 19.3% to 19.5%

•	Interest expense of approximately $13 million

•	Corporate expenses of $54 million to $55 million

•	Estimated annualized tax rate of approximately 31%

•	Depreciation and amortization expense of approximately $40 million

•	Capital expenditures of $30 million to $40 million

•	Free cash flow in the range of $75 million to $90 million

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

RESULTS OF OPERATIONS

Consolidated Results

Net Sales

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
	(in thousands)
Net sales	$433,742	$456,055	$1,322,848	$1,317,031
$ change	(22,313)	39,235	5,817	94,150
% change	(4.9)%	9.4%	0.4%	7.7%

The following table details the components of the increase (decrease) in net sales as a percentage of consolidated net sales:

	For the Three Months Ended	For the Nine Months Ended
	October 2, 2015	October 2, 2015
Organic Sales(1):
Distribution	(2.4)%	0.4%
Aerospace	(3.6)%	(3.6)%
Total Organic Sales	(6.0)%	(3.2)%

Sales by Recent Acquisitions:
Distribution	1.1%	3.6%
Aerospace	—%	—%
Total Acquisition Sales	1.1%	3.6%

% change in net sales	(4.9)%	0.4%
(1) Sales contributed by acquisitions are included in organic sales beginning with the thirteenth month following the date of acquisition.

See segment discussions below for additional information regarding the changes in net sales.

Gross Profit

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
	(in thousands)
Gross profit	$129,926	$129,365	$389,789	$371,914
$ change	561	11,032	17,875	24,426
% change	0.4%	9.3%	4.8%	7.0%
% of net sales	30.0%	28.4%	29.5%	28.2%

Gross profit remained flat for the three-month fiscal period ended October 2, 2015, as compared to the same period in 2014. This was a result of higher gross profit at our Aerospace segment, mostly offset by lower gross profit at our Distribution segment. For the nine-month fiscal period ended October 2, 2015, gross profit increased as compared to the same period in 2014, due to higher gross profit at both our Distribution and Aerospace segments. The primary driver of the increases is the contribution of gross margin from our 2014 and 2015 Distribution segment acquisitions. Additionally, gross profit as a percentage of net sales increased for both the three-month and nine-month fiscal period ended October 2, 2015, as compared to the corresponding period in 2014, due to the mix of sales shifting to higher margin programs in our Aerospace segment, specifically higher JPF direct commercial sales.

Selling, General & Administrative Expenses (SG&A)

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
	(in thousands)
SG&A	$100,153	$102,073	$307,660	$294,423
$ change	(1,920)	16,132	13,237	25,020
% change	(1.9)%	18.8%	4.5%	9.3%
% of net sales	23.1%	22.4%	23.3%	22.4%

The following table details the components of the SG&A changes for the three-month and nine-month fiscal periods ended October 2, 2015, as compared to the corresponding 2014 periods:

	For the Three Months Ended	For the Nine Months Ended
	October 2, 2015	October 2, 2015
Organic SG&A(1):
Distribution	(3.0)%	1.0%
Aerospace	1.5%	—%
Corporate	(1.6)%	(0.4)%
Total Organic SG&A	(3.1)%	0.6%

Acquisition SG&A:
Distribution	1.2%	3.9%
Aerospace	—%	—%
Total Acquisition SG&A	1.2%	3.9%

% change in SG&A	(1.9)%	4.5%
(1)SG&A expense incurred by acquisitions are included in organic SG&A beginning with the thirteenth month following the date of acquisition.

The decrease in SG&A for the three-month fiscal period ended October 2, 2015, was primarily due to lower expenses at our Distribution segment and Corporate. The decrease in expenses at our Distribution segment primarily relates to lower salary and benefit expenses, specifically lower incentive compensation costs. Corporate expenses were $1.6 million lower for the three-month fiscal period ended October 2, 2015, primarily driven by $2.3 million of costs incurred in the prior year in connection with the sale of our Moosup facility and lower long-term incentive compensation, partially offset by an increase in consulting costs. These decreases were partially offset by the addition of SG&A expenses from our 2015 Distribution acquisition and higher expenses at our Aerospace segment, primarily due to an increase in professional fees.

The increase in SG&A for the nine-month fiscal period ended October 2, 2015, was primarily due to higher expenses at our Distribution segment. The increase in expenses relates to the addition of SG&A expenses from our 2014 and 2015 acquisitions, higher salary and benefit expenses and higher depreciation and project expenses in part attributable to the introduction of the new ERP system. This increase was partially offset by a decrease in corporate expenses. The decrease in corporate expenses was primarily due to the absence of $2.3 million of costs incurred in the prior year in connection with the sale of our Moosup facility and lower long-term incentive compensation, partially offset by an increase in consulting costs.

Operating Income

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
	(in thousands)
Operating income	$29,783	$27,237	$82,544	$77,263
$ change	2,546	(5,155)	5,281	(718)
% change	9.3%	(15.9)%	6.8%	(0.9)%
% of net sales	6.9%	6.0%	6.2%	5.9%

The increases in operating income for the three-month and nine-month fiscal periods ended October 2, 2015, versus the comparable periods in 2014 were primarily due to an increase in operating income at our Aerospace segment, lower corporate expenses and the contribution of operating income from our 2014 and 2015 Distribution acquisitions. The increases were in part offset by lower organic operating income at Distribution. (See segment discussion below for additional information.)

Interest Expense, Net

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
	(in thousands)
Interest expense, net	$3,208	$3,438	$9,757	$9,942

Interest expense, net, generally consists of interest charged on our Credit Agreement (see Note 10, Debt, in the Notes to Condensed Consolidated Financial Statements), which includes a revolving credit facility and a term loan facility, and other borrowings and the amortization of debt issuance costs, offset by interest income. The decrease in interest expense, net for the three-month and nine-month fiscal periods ended October 2, 2015, was primarily attributable to lower average borrowings, as compared to the comparable period ended September 26, 2014. The interest rate for outstanding amounts under the Credit Agreement at October 2, 2015, was 1.62% compared to 1.68% at September 26, 2014.. (See Liquidity and Capital Resources section below for information on our borrowings.)

Effective Income Tax Rate

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014

Effective income tax rate	34.7%	33.0%	28.9%	33.4%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the period. The increase in the effective tax rate for the three-month fiscal period ended October 2, 2015, compared to the corresponding quarter in the prior year, was primarily due to return to provision adjustments recorded during the quarter ended September 26, 2014. The decrease in the effective tax rate for the nine months ended October 2, 2015, when compared to the corresponding period in the prior year, was primarily the result of discrete items recognized in 2015 relating to changes in tax laws. Prior to the law changes we had established valuation allowance against certain net operating loss carryforwards. Such allowances are no longer deemed necessary as the changes to the tax laws now make it more likely than not that these benefits will be realized in the future.

Distribution Segment

Results of Operations

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
	(in thousands)
Net sales	$296,312	$302,294	$911,832	$859,305
$ change	(5,982)	36,186	52,527	79,535
% change	(2.0)%	13.6%	6.1%	10.2%

Operating income	$14,422	$14,561	$42,789	$42,470
$ change	(139)	(1,085)	319	7,716
% change	(1.0)%	(6.9)%	0.8%	22.2%
% of net sales	4.9%	4.8%	4.7%	4.9%

Net sales

The decrease in net sales for the three-month fiscal period ended October 2, 2015, as compared to the same period in 2014 was due to lower organic sales, driven by lower sales volume to our original equipment manufacturer customers, offset by one additional sales day in the period. Looking at the markets we serve, sales were lower in the machinery manufacturing, mining, transportation equipment manufacturing, fabricated metal product manufacturing and merchant wholesalers durable goods markets for the three-month fiscal period ended October 2, 2015, as compared to the comparable period in 2014. Partially offsetting these decreases, were higher sales in the paper manufacturing, chemical manufacturing, food processing and computer and electronic manufacturing markets.

The increase in net sales for the nine-month fiscal period ended October 2, 2015, as compared to the same period in 2014 was primarily due to the contribution of sales from our 2014 and 2015 acquisitions and the four additional sales days in the fiscal period ended October 2, 2015. For the nine-month fiscal period ended October 2, 2015, as compared to the same period in 2014, we experienced higher sales in the computer and electronic product manufacturing and paper manufacturing markets, partially offset by lower sales in the primary metal and manufacturing market.

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

		For the Three Months Ended		For the Nine Months Ended
		October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
		(in thousands)
Current period
Net sales		$296,312	$302,294	$911,832	$859,305
Acquisition sales (1)		5,098	31,069	47,893	63,605
Organic sales		291,214	271,225	863,939	795,700
Sales days		64	63	193	189
Organic sales per sales day for the current period	a	$4,550	$4,305	$4,476	$4,210

Prior period
Net sales from the prior year		$302,294	$266,108	$859,305	$779,770
Sales days from the prior year		63	63	189	190
Sales per sales day from the prior year	b	$4,798	$4,224	$4,547	$4,104

% change	(a-b)÷b	(5.2)%	1.9%	(1.6)%	2.6%
(1) Sales contributed by an acquisition are included in organic sales beginning with the thirteenth month following the date of acquisition. Prior period information is adjusted to reflect acquisition sales for that period as organic sales when calculating organic sales per sales day.

Operating income

The Distribution segment's operating income for the three-month fiscal period ended October 2, 2015, remained relatively flat as compared to the corresponding period in the prior year. This was a result of lower organic sales and gross profit, mostly offset by a decrease in operating expenses, the contribution of operating income from the 2015 acquisition and gross margin attributable to the additional sales day in the fiscal period ended October 2, 2015.
The Distribution segment's operating income for the nine-month fiscal period ended October 2, 2015, remained relatively flat as compared to the corresponding period in 2014. This was a result of the contribution of operating income from our 2014 and 2015 acquisitions and four additional sales days, mostly offset by a decrease in organic operating income as a result of higher operating expenses during the first half of 2015. These expenses include higher salary and benefit expenses, including pension, and costs related to our new enterprise resource planning ("ERP") system.

Other Matters

Enterprise Resource Planning System

In July 2012, we announced a decision to invest in a new enterprise resource planning business system for our Distribution segment with an estimated total cost of $45.0 million. Since our announcement in 2012, Distribution has acquired seven businesses. To date, we have implemented the new ERP system at four acquired entities, of which two were not included in the original project scope. Additionally, an upgraded version of the software has become available since we developed our initial implementation plan. The upgrade is a major release of the ERP software and provides additional functionality and features, along with a new user interface.  As a result of the unplanned implementations at the acquired businesses and the software upgrade, our implementation timeline has been extended. We are in the process of assessing the impact on the total project cost associated with the extension of our implementation timeline.

For the three-month and nine-month fiscal periods ended October 2, 2015, expenses incurred totaled approximately $0.1 million and $0.5 million, respectively, and capital expenditures totaled $1.0 million and $4.3 million, respectively. Depreciation expense for the ERP system for the three-month and nine-month fiscal periods ended October 2, 2015, totaled $0.8 million and $2.2 million, respectively.

Aerospace Segment

Results of Operations

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
	(in thousands)
Net sales	$137,430	$153,761	$411,016	$457,726
$ change	(16,331)	3,049	(46,710)	14,615
% change	(10.6)%	2.0%	(10.2)%	3.3%

Operating income	$27,801	$26,813	$78,775	$75,515
$ change	988	(825)	3,260	(1,712)
% change	3.7%	(3.0)%	4.3%	(2.2)%
% of net sales	20.2%	17.4%	19.2%	16.5%

Net sales

Sales decreased for the three-month fiscal period ended October 2, 2015, as compared to the corresponding period in 2014, due to decreases in sales of both our military and commercial products/programs of $15.7 million and $0.6 million, respectively, and the adverse impact of foreign currency translation of $2.0 million. The decrease in military sales is primarily attributable to lower sales under our SH-2G(I) contract with New Zealand, the JPF program with the USG, legacy missile and bomb fuze programs, the Boeing A-10 program and the Sikorsky BLACK HAWK helicopter program. Additionally, the absence of sales under the C-17 program contributed to this decrease, as this program was completed in the prior year. These decreases, totaling $32.9 million, were offset by $17.2 million in increases, primarily due to higher direct sales to foreign militaries of the JPF.

The decrease in commercial sales for the three-month fiscal period ended October 2, 2015, as compared to the corresponding period in 2014, is primarily attributable to lower sales volume on our Bell composite blade program and lower sales under certain composite structure programs, totaling $5.8 million. This decrease was partially offset by a $4.8 million increase due to sales under our Boeing 747-8 wing-to-body program, higher sales under our K-MAX® support program and higher tooling and composite imaging sales.

Sales decreased for the nine-month fiscal period ended October 2, 2015, as compared to the corresponding period in 2014, due to decreases in sales of both our military and commercial products/programs of $34.1 million and $12.6 million, respectively, and the adverse impact of foreign currency translation of $6.9 million. The decrease in military sales is primarily attributable to decreases on the programs noted above as well as lower sales under the SH-2G(I) program with Egypt. These decreases, totaling $69.4 million, were partially offset by a $36.0 million increase in military sales resulting from higher direct sales to foreign militaries of the JPF, sales under the SH-2G program with Peru and higher sales under the AH-1Z program.

The decrease in commercial sales for the nine-month fiscal period ended October 2, 2015, as compared to the corresponding period in 2014, is primarily attributable to lower sales volume on our Bell composite blade program, lower sales under certain composite structure programs and a decline in sales volume on commercial bearing products primarily used in distribution, regional aircraft and engines. These decreases, totaling $19.7 million, were partially offset by a $7.6 million increase in commercial sales due to the Boeing 747-8 wing-to-body program, higher commercial bearing product sales to an original equipment manufacturer and higher composite imaging sales.

Operating income

Operating income increased for the three-month fiscal period ended October 2, 2015, compared to the corresponding period in 2014. Contributing to the increase in operating income were higher direct sales to foreign militaries of our JPF and corresponding gross profit and higher military bearing product gross profit. Additionally, improved performance on the JPF program led to changes in our contract cost estimates for that program, which contributed approximately $0.8 million to operating income during the quarter. These increases totaling $10.2 million were partially offset by lower sales of our JPF to the USG, lower sales under our SH-2G(I) program with New Zealand, lower sales volume on our Bell composite blade program, lower sales volume on certain commercial composite structure programs and higher operating expenses.

Operating income increased for the nine-month fiscal period ended October 2, 2015, compared to the corresponding period in 2014. Operating income increases totaling $6.6 million were attributable to higher direct sales to foreign militaries of our JPF and corresponding profit, the contribution of gross profit on our SH-2G program with Peru and higher sales volume and corresponding gross profit on our military bearing products. Additionally, as noted above, there was improved performance on the JPF program that led to changes in our contract cost estimates, which contributed approximately $3.6 million to operating income for the nine months ended October 2, 2015. These increases were partially offset by lower sales volume on our legacy missile fuze programs, a decline in gross margin on the Boeing 767/777 program and lower sales volume on our Bell composite blade program.

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

Revenue and cost estimates for all significant long-term contracts for which revenue is recognized using the percentage-of-completion method of accounting are reviewed and reassessed quarterly. Based upon these reviews, the Company records the effects of adjustments in profit estimates each period. If at any time the Company determines that in the case of a particular contract total costs will exceed total contract revenue, the Company will record a provision for the entire anticipated contract loss at that time. For the three-month and nine-month fiscal periods ended October 2, 2015, there were increases in the Company's operating income attributable to changes in contract estimates of $2.1 million and $5.0 million, respectively. The increases were primarily a result of improved performance on the JPF and another legacy bomb fuze program. There was a net increase to the Company's operating income from changes in contract estimates of $1.3 million and $1.5 million, respectively, for the three-month and nine-month fiscal periods ended September 26, 2014. The increases were primarily a result of improved performance on the New Zealand SH-2G(I) program, the JPF program and a mix of other legacy fuze and composite programs. These improvements were slightly offset by cost growth on the Sikorsky BLACK HAWK helicopter program and Boeing A-10 program.

Backlog

	October 2, 2015	December 31, 2014
	(in thousands)
Backlog	$607,103	$518,025

Backlog increased during the first nine months of 2015 primarily due to the USG JPF Program Option 12 award and JPF commercial sales orders received from foreign militaries, as discussed below.

Major Programs/Product Lines

Below is a discussion of significant changes in the Aerospace segment's major programs during the first nine months of 2015. See our 2014 Annual Report on Form 10-K for a complete discussion of our Aerospace segment's programs.

AH-1Z

We are currently engaged in discussions with our customer to resolve the technical and design issues that caused production and delivery delays on the AH-1Z attack helicopter program. Engineering design changes were made after the contract date, resulting in excess costs associated with design modification and rework of parts. As a result of these technical issues and schedule delays, we have incurred additional costs outside the scope of work for the original contract and, under the provisions of the contract, have filed claims with our customer requesting additional consideration for work performed. Costs associated with these claims is included in inventory as of October 2, 2015. See Note 8, Inventories, for amounts capitalized into inventory associated with unanticipated contract costs.

On April 23, 2015, we received a $24.0 million warranty claim from our customer for costs incurred due to rework performed on delivered cabins. We have evaluated this claim; however, based on our understanding, we do not believe there is a legitimate basis for the claim. We have agreed to enter into nonbinding mediation in order to attempt to resolve all pending claims and disputes associated with this program. If a mutually acceptable resolution cannot be agreed upon, we intend to vigorously defend ourselves in this matter. Additionally, through the mediation process, we were made aware the customer received notification of a claim from the U.S. Government of approximately $9.0 million that they are in the process of evaluating. As such, this claim has increased the scope of our mediation discussions with the customer. As of October 2, 2015, no amounts have been accrued for this matter. If we are unsuccessful in settling the claims we have against the customer and/or settling the customer's claims against us, this could have a material impact on our financial results and cash flows.

We are also in discussions with our customer regarding a scope change to the current contract. We have submitted change in scope proposals to the customer and we are currently in negotiations. Depending upon the outcome of these discussions and the disposition of the matters described above, we may be required to accrue amounts associated with our customer's claim or write-off a portion of the amounts currently recorded in inventory; however, the resolution of these matters cannot be determined at this time. There is no gross margin being recorded on sales associated with this program. Total program inventory is $45.0 million as of October 2, 2015, and there are currently sales orders of $6.0 million in backlog associated with this program.

FMU-152 A/B – Joint Programmable Fuze (“JPF”)

The segment manufactures the JPF, an electro-mechanical bomb safe and arming device, which allows the settings of a weapon to be programmed in flight. In March 2015, we were awarded an additional $58.0 million under Option 12 of our contract with the USG, for fuzes to be delivered in 2016 and 2017. In May 2015 and July 2015, we were awarded direct commercial sales contracts of $68.3 million and $23.0 million, respectively, for fuzes to be delivered through 2017. Total JPF backlog at October 2, 2015, is $205.7 million.

During the quarter we delivered a total of 3,782 fuzes, which consisted of 767 fuzes delivered to the USG and 3,015 fuzes delivered as direct commercial sales to foreign governments. A total of 14,789 fuzes have been delivered through the first nine months of 2015. We occasionally experience lot acceptance test failures on this program due to the complexity of the product and the extreme parameters of the acceptance testing. Given the maturity of the product, we now generally experience isolated failures, rather than systematic failures. As a result, identifying a root cause can take longer and may result in fluctuating delivery performance from quarter to quarter. We expect to deliver approximately 20,000 to 24,500 fuzes in 2015.

The Company currently provides the FMU-152A/B to the U.S. Air Force and twenty-six other nations, but the U.S. Navy currently utilizes a different fuze - the FMU 139. Earlier this year, the U.S. Naval Air Systems Command (“NAVAIR”) solicited proposals for a firm fixed price production contract to implement improvements to the performance characteristics of the FMU-139 (such improved fuze having been designated the FMU-139D/B), and the U.S. Air Force has stated that, if and when a contract is awarded and production begins, the funds associated with the FMU-152A/B will be redirected to the FMU-139D/B. During the third quarter of 2015, the U.S. Navy announced that a competitor was awarded the contract for the FMU-139 D/B. In the event the FMU-139 D/B program proceeds as planned and the U.S. Air Force redirects the funds associated with the FMU-152 A/B to the FMU-139 D/B, our business, financial condition, results of operations and cash flows may be materially adversely impacted, although any such impact would not be likely to occur for a number of years.

K-MAX®

During the second quarter of 2015, we announced that our Aerospace segment is resuming production of commercial K-MAX® aircraft. The aircraft will be manufactured at our Jacksonville, Florida and Bloomfield, Connecticut facilities and production and hiring for the program have already begun. The first new helicopter is expected to be delivered in early 2017. Currently, we have $23.6 million included in backlog for this program, representing orders for three aircraft. In addition to the aircraft on order, we have received initial deposits on two more aircraft and believe there is additional demand for new aircraft to support firefighting, logging and other industries requiring repetitive aerial lift capabilities. The K-MAX® is extremely well suited for all of these applications.

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

We continue to rely upon bank financing as an important source of liquidity for our business activities including acquisitions. We believe this, when combined with cash generated from operating activities, will be sufficient to support our anticipated cash requirements for the foreseeable future; however, we may decide to raise additional debt or equity capital to support other business activities including potential future acquisitions. We anticipate our capital expenditures will be approximately $30.0 to $40.0 million in 2015, primarily related to machinery and equipment and information technology infrastructure. Included in this is approximately $6.3 million associated with investments in ERP systems primarily for our Distribution segment and, to a lesser extent, certain Aerospace facilities.

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

Effective December 31, 2015, the qualified pension plan will be frozen with respect to future benefit accruals. Under U.S. Government Cost Accounting Standard (“CAS”) 413 we must determine the U.S. Government’s share of any pension curtailment adjustment calculated in accordance with CAS. Such adjustments can result in an amount due to the U.S. Government for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position. We are unable to make a determination at this time as to the financial implications this curtailment adjustment will have, if any, on our balance sheet as of December 31, 2015, and the current year's results of operations.

In 2013, we signed a $120.6 million contract to resell ten of the former Australia SH-2G(A) (now designated SH-2G(I)) aircraft, spare parts, a full mission flight simulator, and related logistics support to the New Zealand Ministry of Defence. Upon entering into the sales contract with the New Zealand Ministry of Defence, we agreed to provide unconditional letters of credit for the receipt of advance payments on this program. As we perform under the contract and meet certain predetermined milestones, the letter of credit requirements will be gradually reduced. The letter of credit balance related to the SH-2G(I) New Zealand sales contract was $19.2 million at October 2, 2015. Since the end of the third quarter, the letter of credit balance related to the SH-2G(I) New Zealand sales contract was reduced to $2.0 million, with $17.2 million released on October 9, 2015.

A summary of our consolidated cash flows from continuing operations is as follows:

	For the Nine Months Ended
	October 2, 2015	September 26, 2014	2015 vs. 2014
	(in thousands)
Total cash provided by (used in):
Operating activities	$84,827	$45,132	$39,695
Investing activities	(35,043)	(100,372)	65,329
Financing activities	(50,150)	56,229	(106,379)

Free Cash Flow (a):
Net cash provided by operating activities	$84,827	$45,132	$39,695
Expenditures for property, plant and equipment	(23,130)	(22,177)	(953)
Free cash flow	$61,697	$22,955	$38,742

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

Net cash provided by operating activities of continuing operations increased for the nine-month fiscal period ended October 2, 2015, versus the comparable period in 2014, primarily due to higher accounts receivable collections, partially due to increased milestone payments under the SH-2G(I) program, and higher accounts payable at the end of the third quarter of 2015, due to the timing of payments. Offsetting these changes was a growth in inventory at both segments.

Net cash used in investing activities of continuing operations decreased for the nine-month fiscal period ended October 2, 2015, versus the comparable period in 2014, due to a $65.1 million decrease in cash used for acquisitions.

Net cash used in financing activities of continuing operations for the nine-month fiscal period ended October 2, 2015, was $50.2 million, compared to net cash provided by financing activities of continuing operations for the comparable period in 2014 of $56.2 million. This change is primarily due to net repayments under the revolving credit agreement in the current year of $43.3 million, compared to $67.0 million of borrowings in the prior year. Repayments exceeded borrowings due to lower acquisition activity and improved cash flow generation. Additionally, we purchased $9.0 million of shares under our 2015 Share Repurchase Program.

Financing Arrangements

As described in Note 10, Debt, in the Notes to Condensed Consolidated Financial Statements, on May 6, 2015, we closed on an amended and restated $700.0 million Credit Agreement. The Credit Agreement amends and restates the Company's previously existing credit facility to, among other things: (i) extend the maturity date to May 6, 2020; (ii) increase the aggregate amount of revolving commitments from $400.0 million to $600.0 million; (iii) reinstate the aggregate amount of outstanding Term Loans to $100.0 million; (iv) modify the affirmative and negative covenants set forth in the facility; and (v) effectuate a number of additional modifications to the terms and provisions of the facility, including its pricing. We were in compliance with our financial covenants as of and for the quarter ended October 2, 2015, and we do not anticipate noncompliance in the foreseeable future.

Total average bank borrowings during the quarter ended October 2, 2015, were $175.3 million compared to $214.8 million for the year ended December 31, 2014. As of October 2, 2015, and December 31, 2014, there was $369.2 million and $248.6 million available for borrowing, respectively, under the Revolving Credit Facility, net of letters of credit. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Facility. A total of $25.1 million and $59.2 million in letters of credit was outstanding under the Revolving Credit Facility as of October 2, 2015, and December 31, 2014, respectively.

Other Sources/Uses of Capital

We contributed $10.0 million to the qualified pension plan and $0.4 million to the SERP through the end of the third quarter. We do not expect to make any further contributions to the qualified pension plan during 2015. We plan to contribute an additional $0.1 million to the SERP in 2015. For the 2014 plan year, we contributed $10.0 million to the qualified pension plan and $0.8 million to the SERP.

On April 29, 2015, we announced that our Board of Directors approved a share repurchase program ("2015 Share Repurchase Program") authorizing the repurchase of up to $100.0 million of the common stock, par value $1.00 per share, of the Company. This new program replaces our 2000 Stock Repurchase Program. We currently intend to repurchase shares to offset the annual issuance of shares under our employee stock plans, but the timing and actual number of shares repurchased will depend on a variety of factors including stock price, market conditions, corporate and regulatory requirements, capital availability and other factors, including acquisition opportunities. As of October 2, 2015, we had repurchased 202,776 shares under the 2015 Share Repurchase Program and approximately $91.8 million remained available for repurchases under this authorization.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes outside the ordinary course of business in our contractual obligations or off-balance sheet arrangements during the first nine months of 2015. See our 2014 Annual Report on Form 10-K for a discussion of our contractual obligations and off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the Company’s exposure to market risk during the first nine months of 2015. See the Company’s 2014 Annual Report on Form 10-K for a discussion of the Company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 2, 2015. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of October 2, 2015, the disclosure controls and procedures were effective.

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

While it is not possible to predict the outcome of these matters with certainty, based upon available information, management believes that all settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in legal proceedings and that can be reasonably estimated are accrued for at October 2, 2015. Despite this analysis, there can be no assurance that the final outcome of these matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Except as set forth below, as of October 2, 2015, neither the Company nor any of its subsidiaries is a party, nor is any of its or their property subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company and its subsidiaries. Additional information relating to certain of these matters is set forth in Note 12, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

Environmental Matters

The Company and its subsidiaries are subject to numerous U.S. Federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. We are currently named as a potentially responsible party at one site. While it is not possible to predict the outcome of these proceedings, in the opinion of management, any payments we may be required to make as a result of such claims in existence at October 2, 2015, will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and other factors that may cause the Company's actual results and financial condition to differ materially from those expressed or implied in the forward-looking statements. Such risks, uncertainties and other factors include, among others: (i) changes in domestic and foreign economic and competitive conditions in markets served by the Company, particularly the defense, commercial aviation and industrial production markets; (ii) changes in government and customer priorities and requirements (including cost-cutting initiatives, government and customer shut-downs, the potential deferral of awards, terminations or reductions of expenditures to respond to the priorities of Congress and the Administration, or budgetary cuts resulting from Congressional actions or automatic sequestration); (iii) changes in geopolitical conditions in countries where the Company does or intends to do business; (iv) the successful conclusion of competitions for government programs (including new, follow-on and successor programs) and thereafter successful contract negotiations with government authorities (both foreign and domestic) for the terms and conditions of the programs; (v) the existence of standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; (vi) the successful resolution of government inquiries or investigations relating to our businesses and programs; (vii) risks and uncertainties associated with the successful implementation and ramp up of significant new programs, including the ability to manufacture the products to the detailed specifications required and recover start-up costs and other investments in the programs; (viii) potential difficulties associated with variable acceptance test results, given sensitive production materials and extreme test parameters; (ix) the receipt and successful execution of production orders under the Company's existing U.S. government JPF contract, including the exercise of all contract options and receipt of orders from allied militaries, but excluding any next generation programmable fuze programs, as all have been assumed in connection with goodwill impairment evaluations; (x) the continued support of the existing K-MAX® helicopter fleet, including sale of existing K-MAX® spare parts inventory and the receipt of orders for new aircraft sufficient to recover our investment in the restart of the K-MAX® production line; (xi) the accuracy of current cost estimates associated with environmental remediation activities; (xii) the profitable integration of acquired businesses into the Company's operations; (xiii) the ability to implement our ERP systems in a cost-effective and efficient manner, limiting disruption to our business, and allowing us to capture their planned benefits while maintaining an adequate internal control environment; (xiv) changes in supplier sales or vendor incentive policies; (xv) the effects of price increases or decreases; (xvi) the effects of pension regulations, pension plan assumptions, pension plan asset performance, future contributions and the pension freeze; (xvii) future levels of indebtedness and capital expenditures; (xviii) the continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs for such items; (xix) the effects of currency exchange rates and foreign competition on future operations; (xx) changes in laws and regulations, taxes, interest rates, inflation rates and general business conditions; (xxi) future repurchases and/or issuances of common stock; and (xxii) other risks and uncertainties set forth herein and in our 2014 Form 10-K.

Any forward-looking information provided in this report should be considered with these factors in mind. We assume no obligation to update any forward-looking statements contained in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of Common Stock by the Company during the three-month fiscal period ended October 2, 2015:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (in thousands)
July 4, 2015 – July 31, 2015	26,150	$41.81	26,150	$95,117
August 1, 2015 – August 28, 2015	37,473	$39.32	37,440	$93,645
August 29, 2015 – October 2, 2015	50,336	$36.79	50,336	$91,793
Total	113,959		113,926

(a) During the quarter the Company also purchased 33 shares in connection with employee tax withholding obligations as permitted by our equity compensation plans, which are SEC Rule 16b-3 qualified compensation plans (these are not purchases under our publicly announced program).

(b) On April 29, 2015, the Company announced that its Board of Directors approved a $100.0 million share repurchase program ("2015 Share Repurchase Program").

Item 4. Mine Safety Disclosure

Information concerning mine safety violations required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") and Item 104 of Regulation S-K has been included in Exhibit 95 to this Form 10-Q.

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
Previously Filed
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	Filed Herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	Filed Herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
95	Mine Safety Disclosures	Filed Herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Kaman Corporation and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAMAN CORPORATION
Registrant
Date:	October 29, 2015		/s/ Neal J. Keating
		By:	Neal J. Keating
Chairman, President and
Chief Executive Officer

Date:	October 29, 2015		/s/ Robert D. Starr
		By:	Robert D. Starr
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
Previously Filed
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	Filed Herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	Filed Herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
95	Mine Safety Disclosures	Filed Herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document