Form 10-K
period 2015-12-31
KAMAN Corp
filed 2016-02-29
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value on July 3, 2015, (the last business day of the Company’s most recently completed second quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock, was approximately $1,119,363,347.
At January 29, 2016, there were 27,014,340 shares of Common Stock outstanding.
Documents Incorporated Herein By Reference
Portions of our definitive proxy statement for our 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Kaman Corporation

PART I

ITEM 1.	BUSINESS

GENERAL

Kaman Corporation, headquartered in Bloomfield, Connecticut, was incorporated in 1945. We are a diversified company that conducts business in the aerospace and distribution markets. We report information for ourselves and our subsidiaries (collectively, “we,” “us,” “our,” and “the Company”) in two business segments, Distribution and Aerospace. A discussion of 2015 developments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K.

Distribution Segment

The Distribution segment brings our commitment to technological leadership and value-added services to the distribution business. The Distribution segment is a leading power transmission, motion control, electrical and automation, and fluid power industrial distributor with operations throughout the United States. We provide products, including bearings, mechanical and electrical power transmission, fluid power, motion control, automation, material handling components, electrical control and power distribution, and MRO supplies to a broad spectrum of industrial markets throughout the United States. Locations consist of approximately 240 branches, distribution centers and call centers across the United States (including Puerto Rico). We offer approximately four million items, as well as value-added services, to approximately 65,000 active customers representing a highly diversified cross section of industry.

Aerospace Segment

The Aerospace segment produces and markets proprietary aircraft bearings and components; super precision, miniature ball bearings; complex metallic and composite aerostructures for commercial, military and general aviation fixed and rotary wing aircraft; safe and arming solutions for missile and bomb systems for the U.S. and allied militaries; subcontract helicopter work; restoration, modification and support of our SH-2G Super Seasprite maritime helicopters; manufacture and support of our K-MAX® manned and unmanned medium-to-heavy lift helicopters; and engineering design, analysis and certification services.

Principal customers include the U.S. military, Sikorsky Aircraft Corporation, The Boeing Company, Airbus, Lockheed Martin, Raytheon and Bell Helicopter. The SH-2G aircraft is currently in service with the Egyptian Air Force and the New Zealand and Polish navies. Operations are conducted throughout the United States, as well as in facilities located in the United Kingdom, Germany, the Czech Republic and Mexico. Additionally, the Company maintains an investment in a joint venture in India.

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

Our Aerospace segment’s working capital requirements are dependent on the nature and life cycles of the programs for which work is performed. New programs may initially require higher working capital to complete nonrecurring start-up activities and fund the purchase of inventory and equipment necessary to perform the work. Nonrecurring start-up costs on large and complex programs often take longer to recover, negatively impacting working capital in the short-term and producing a corresponding benefit in future periods. As these programs mature and efficiencies are gained in the production process, working capital requirements generally decrease.

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

PRINCIPAL PRODUCTS AND SERVICES

The following table sets forth the percentage contribution of each business segment’s products and services to consolidated net sales from continuing operations for each of the three most recently completed years:

	Years Ended December 31,
	2015	2014	2013
Distribution	66.3%	64.7%	62.9%
Aerospace	33.7%	35.3%	37.1%
Total	100.0%	100.0%	100.0%

AVAILABILITY OF RAW MATERIALS

While we believe we have sufficient sources for the materials, components, services and supplies used in our manufacturing activities, we are highly dependent on the availability of essential materials, parts and subassemblies from our suppliers and subcontractors. The most important raw materials required for our aerospace products are aluminum (sheet, plate, forgings and extrusions), titanium, nickel, copper and composites. Many major components and product equipment items are procured from or subcontracted on a sole-source basis with a number of domestic and non-U.S. companies. Although alternative sources generally exist for these raw materials, qualification of the sources could take a year or more. We are dependent upon the ability of a large number of suppliers and subcontractors to meet performance specifications, quality standards and delivery schedules at anticipated costs. While we maintain an extensive qualification system to control risk associated with such reliance on third parties, failure of suppliers or subcontractors to meet commitments could adversely affect production schedules and contract profitability, while jeopardizing our ability to fulfill commitments to our customers. Although price increases for raw materials important to some of our products (steel, copper, aluminum, titanium and nickel) may cause margin and cost pressures, we do not foresee any near term unavailability of materials, components or supplies that would have an adverse effect on either of our business segments. For further discussion of the possible effects of changes in the cost or availability of raw materials on our business, see Item 1A, Risk Factors, in this Form 10-K.

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

BACKLOG

The majority of our backlog is attributable to the Aerospace segment. We anticipate that approximately 80.4% of our backlog at the end of 2015 will be performed in 2016. Approximately 56.1% of the Aerospace segment's backlog at the end of 2015 is related to U.S. Government contracts or subcontracts.

Total backlog at December 31, 2015, 2014 and 2013, and the portion of the backlog we expect to complete in 2016, is as follows:

	Total Backlog at December 31, 2015	2015 Backlog to be completed in 2016	Total Backlog at December 31, 2014	Total Backlog at December 31, 2013
In thousands
Aerospace	$659,350	$516,930	$518,025	$601,954
Distribution	65,963	65,963	70,154	50,667
Total	$725,313	$582,893	$588,179	$652,621

Backlog related to uncompleted contracts for which we have recorded a provision for estimated losses was $0.7 million as of December 31, 2015. Backlog related to firm but not yet funded orders was $2.4 million as of December 31, 2015. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for further discussion.

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

During 2015, approximately 98.7% of the work performed by the Company directly or indirectly for the USG was performed on a fixed-price basis and the balance was performed on a cost-reimbursement basis. Under a fixed-price contract, the price paid to the contractor is negotiated at the outset of the contract and is not generally subject to adjustment to reflect the actual costs incurred by the contractor in the performance of the contract. Cost reimbursement contracts provide for the reimbursement of allowable costs and an additional negotiated fee.

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

With respect to all other matters that may currently be pending, in the opinion of management, based on our analysis of relevant facts and circumstances, we do not believe that compliance with relevant environmental protection laws is likely to have a material adverse effect upon our capital expenditures, earnings or competitive position. In arriving at this conclusion, we have taken into consideration site-specific information available regarding total costs of any work to be performed, and the extent of work previously performed. If we are identified as a “potentially responsible party” ("PRP") by environmental authorities at a particular site, we, using information available to us, will also review and consider a number of other factors, including: (i) the financial resources of other PRPs involved in each site, and their proportionate share of the total volume of waste at the site; (ii) the existence of insurance, if any, and the financial viability of the insurers; and (iii) the success others have had in receiving reimbursement for similar costs under similar insurance policies issued during the periods applicable to each site.

International

Our international sales are subject to U.S. and non-U.S. governmental regulations and procurement policies and practices, including regulations relating to import-export control, investment, exchange controls and repatriation of earnings. International sales are also subject to varying currency, political and economic risks.

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRA") added subsection (r) to section 13 of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), requiring a public reporting issuer to disclose in its annual or quarterly reports whether it or any of its affiliates have knowingly engaged in specified activities or transactions relating to Iran, including activities not prohibited by U.S. law and conducted outside the U.S. by non-U.S. affiliates in compliance with local law. Issuers must also file a notice with the U.S. Securities and Exchange Commission ("SEC") if any disclosable activities under ITRA have been included in the annual or quarterly report. We did not have any disclosable activities during the year ended December 31, 2015.

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

The Aerospace segment operates in a highly competitive environment with many other organizations, some of which are substantially larger than us and have greater financial strength and more extensive resources. We compete for composite and metallic aerostructures subcontracts, and helicopter sales and structures, bearings and components business on the basis of price and quality; product endurance and special performance characteristics; proprietary knowledge; the quality of our products and services; the availability of facilities, equipment and personnel to perform contracts; and the reputation of our business. Competitors for our business include small machine shops and offshore manufacturing facilities. We compete for engineering design services business primarily on the basis of technical competence, the reputation of our business, the availability of our personnel and price. We compete for advanced technology fuzing business primarily on the basis of technical competence, product quality and price; and also on the basis of our experience as a developer and manufacturer of fuzes for particular weapon types and the availability of our facilities, equipment and personnel. We are also affected by the political and economic circumstances of our potential foreign customers.

RESEARCH AND DEVELOPMENT EXPENDITURES

Customer funded research expenditures (which are included in cost of sales) were $0.4 million in 2015, $1.6 million in 2014, and $3.3 million in 2013. Independent research and development expenditures (which are included in selling, general and administrative expenses) were $6.7 million in 2015, $6.7 million in 2014, and $7.2 million in 2013.

EMPLOYEES

As of December 31, 2015, we employed 5,258 individuals.

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

We make available, free of charge on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, and current reports on Form 8-K as well as amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act, together with Section 16 insider beneficial stock ownership reports, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the SEC. These documents are posted on our website at www.kaman.com — select the “Investors” link, then the "Financial Information" link and then the “SEC Filings” link.

We also make available, free of charge on our website, our Certificate of Incorporation, By–Laws, Governance Principles and all Board of Directors' standing Committee Charters (Audit, Corporate Governance, Personnel & Compensation and Finance). These documents are posted on our website at www.kaman.com — select the “Investors” link, then the "Corporate Governance" link and then the "Documents and Downloads" link.

The information contained on our website is not intended to be, and shall not be deemed to be, incorporated into this
Form 10-K or any other filing under the Exchange Act or the Securities Act of 1933, as amended.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s executive officers as of the date of this report are as follows:

Name	Age	Position	Prior Experience
Neal J. Keating	60	Chairman, President, Chief Executive Officer and Director
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

Steven J. Smidler	57	President of Kaman Industrial Technologies and Executive Vice President of Kaman Corporation
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

Robert D. Starr	48	Executive Vice President and Chief Financial Officer
Mr. Starr was appointed Executive Vice President effective July 1, 2015, and has served as the Chief Financial Officer of the company since July 1, 2013. Mr. Starr joined the company in 2009 as Vice President - Treasurer. Prior to joining Kaman, Mr. Starr served as Assistant Treasurer at Crane Co. of Stamford, Connecticut, a $2.6 billion diversified manufacturer of highly engineered industrial products. He also previously served as Managing Director, Corporate Finance at Aetna, Inc. of Hartford, Connecticut and as Director, Capital Markets and Risk Management at Fisher Scientific International, Inc. of Hampton, New Hampshire. Mr. Starr was also an associate at both Salomon Smith Barney in New York and Chase Securities, Inc. in New York and Singapore.

Name	Age	Position	Prior Experience
Gregory L. Steiner	58	President of Kaman Aerospace Group, Inc. and Executive Vice President of Kaman Corporation
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

Ronald M. Galla	64	Senior Vice President and Chief Information Officer	Mr. Galla has been Senior Vice President and Chief Information Officer since 1995. Mr. Galla has been responsible for the company's management information systems since 1984.
Phillip A. Goodrich	59	Senior Vice President - Corporate Development
Mr. Goodrich joined the company in 2009 as Vice President - Corporate Development and was named Senior Vice President - Corporate Development in February 2012. He was previously Senior Vice President, Corporate Development with Barnes Group, Inc., Bristol, Connecticut. Mr. Goodrich held similar positions with Ametek, Inc., Paoli, Pennsylvania; and General Signal Corporation, Stamford, Connecticut.

Shawn G. Lisle	49	Senior Vice President and General Counsel
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

Gregory T. Troy	60	Senior Vice President – Human Resources and Chief Human Resources Officer
Mr. Troy joined the company as Senior Vice President – Human Resources in March 2012. On February 19, 2013, he was appointed to the position of Chief Human Resources Officer. Prior to joining the company, Mr. Troy served as Chief Human Resources Officer of Force Protection, Inc. from April 2011 to March 2012, where he was a member of the Executive Committee. Prior to joining Force Protection, Mr. Troy served as Vice President and Chief Human Resources Officer at Modine Manufacturing Company from February 2006 to April 2011, providing global human resources leadership in the Americas, Europe and Asia. Mr. Troy also previously worked at OMNOVA Solutions Inc., Bosch Corporation, and Mobil Corporation, after serving as a Transportation Officer in the United States Army.

John J. Tedone	51	Vice President, Finance and Chief Accounting Officer
Mr. Tedone has served as Vice President, Finance and the company's Chief Accounting Officer since May 2007. From April 2006 to April 2007, Mr. Tedone served as the company's Vice President, Internal Audit and prior to that as Assistant Vice President, Internal Audit.

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

Our future operating results and liquidity may be impacted by changes in general economic and political conditions which may affect, among other things, the following:

•
The availability of credit and our ability to obtain additional or renewed bank financing, the lack of which may limit our ability to invest in capital projects and planned expansions or to fully execute our business strategy;

•	Market rates of interest, any increase in which would increase the interest payable on some of our borrowings and adversely impact our cash flow;

•
The investment performance of our pension plan, as well as the associated discount rate, any adverse changes in which may result in a deterioration in the funded status of the plan and an increase in required contributions and plan expense;

•	The relationship between the U.S. Dollar and other currencies, any adverse changes in which could negatively impact our financial results;

•	The ability of our customers to pay for products and services on a timely basis, any adverse change in which could negatively impact sales and require us to increase our bad debt reserves;

•	The volume of orders we receive from our customers, any adverse change in which could result in lower operating profits as well as less absorption of fixed costs due to a decreased business base; and

•	The ability of our suppliers to meet our demand requirements, maintain the pricing of their products, or continue operations, any of which may require us to find and qualify new suppliers.

While general economic and political conditions have not impaired our ability to access credit markets and finance our operations to date, there can be no assurance that we will not experience future adverse effects that may be material to our cash flows, competitive position, financial condition, results of operations, or our ability to access capital.

Our financial performance is significantly influenced by customer demand for the products we distribute.

The financial performance of our Distribution segment, which generated approximately 66.3% of our 2015 consolidated net sales and approximately 30.9% of our 2015 operating income from continuing operations before corporate expenses and net gain on sale of assets, is significantly influenced by customer demand for the products that we distribute and the services that we provide. Consequently, demand for our products and services has been and will continue to be significantly influenced by the same factors that affect demand for and production of our customers' goods and services, including the following:

•	the level of industrial production and manufacturing capacity utilization in the markets that we serve;

•
the economic health of the manufacturing sector of the U.S. economy, as reflected by the Purchasing Managers Index® reported by the Institute for Supply Management, as an index reading of 50 or more implies an expanding manufacturing economy, while a reading below 50 implies a contracting manufacturing economy;

•
the consolidation of certain of our manufacturing customers and the trend of manufacturing operations being moved overseas, which subsequently reduces demand for the products we distribute and the services we provide; and

•	the general industrial economy, which in declining conditions may cause reduced demand for industrial output.

Any adverse changes in these and other factors affecting the demand for and production of our customers' goods and materials could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our financial performance also is significantly influenced by conditions within the aerospace and defense industries.

The financial performance of our Aerospace segment, which generated approximately 33.7% of our 2015 consolidated net sales, and approximately 69.1% of our 2015 operating income from continuing operations before corporate expenses and net gain on sale of assets, is directly tied to economic conditions in the commercial aviation and defense industries.

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

The defense industry may be influenced by a changing global political environment, continued pressure on U.S. and global defense spending, U.S. foreign policy and the activity level of military flight operations.

Changes to the aerospace and defense industries and continued pressure to reduce U.S. defense spending could have a material impact on our current and proposed aerospace programs, which could adversely affect our operating results and future prospects. In addition, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled, which could put a portion of our backlog at risk.

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

•
Our USG business is subject to specific procurement regulations and other requirements. These requirements, although customary in USG contracts, increase our performance and compliance costs. These costs might increase in the future, reducing our margins, which could have a negative effect on our financial condition. Although we have procedures designed to assure compliance with these regulations and requirements, failure to do so under certain circumstances could lead to suspension or debarment, for cause, from USG contracting or subcontracting for a period of time and could have a material adverse effect on our business, financial condition, results of operations and cash flows and could adversely impact our reputation and our ability to receive other USG contract awards in the future.

•
The costs we incur on our USG contracts, including allocated indirect costs, may be audited by USG representatives. Any costs found to be improperly allocated to a specific contract would not be reimbursed, and such costs already reimbursed would have to be refunded, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Moreover, if any audit were to reveal the existence of improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the USG.

•
We are from time to time subject to governmental inquiries and investigations of our business practices due to our participation in domestic and foreign government contracts and programs and our transaction of business domestically and internationally. Adverse findings associated with any such inquiry or investigation could also result in civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with domestic and foreign governments.

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

During 2011, the federal government was unable to reach agreement on budget reduction measures required by the Budget Control Act of 2011 (the “Budget Act”) passed by Congress. Because Congress and the Administration could not reach agreement, the Budget Act triggered automatic reductions in both defense and discretionary spending in a process known as sequestration. The future impact of sequestration is uncertain, but there can be no assurance that automatic across-the-board budget cuts will not adversely affect our business and profitability. One or more of our programs could be reduced, extended, or terminated, which could result in facility closures and personnel reductions that could significantly impact our operations.

The cost and effort to start up new aerospace programs could negatively impact our operating results and profits.

The time required and costs incurred to ramp up a new program can be significant and include nonrecurring costs for tooling, first article testing, finalizing drawings and engineering specifications and hiring new employees able to perform the technical work required. New programs can typically involve a greater volume of scrap, higher costs due to inefficiencies, delays in production and learning curves that are often more extended than anticipated, all of which could have a material effect on our business, financial condition, results of operations and cash flows.

Competition from domestic and foreign manufacturers may result in the loss of potential contracts and opportunities.

The aerospace markets in which we participate are highly competitive, and we often compete for work not only with large OEMs but also sometimes with our own customers and suppliers. Many of our large customers may choose not to outsource production due to, among other things, their own direct labor and overhead considerations and capacity utilization objectives. This could result in these customers supplying their own products or services and competing directly with us for sales of these products or services, all of which could significantly reduce our revenues.

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

We could be negatively impacted by the loss of key suppliers, the lack of product availability, or changes in supplier programs.

Our business depends on maintaining a sufficient supply of various products to meet our customers' demands. We have long-standing relationships with key suppliers but these relationships generally are non-exclusive and could be terminated by either party. If we were to lose a key supplier, or were unable to obtain the same levels of deliveries from these suppliers and were unable to supplement those purchases with products obtained from other suppliers, it could have a material adverse effect on our business. Additionally, we rely on foreign and domestic suppliers and commodity markets to secure raw materials used in many of the products we manufacture within our Aerospace segment or sell within our Distribution segment. This exposes us to volatility in the price and availability of raw materials. In some instances, we depend upon a single source of supply. Supply interruptions could arise from shortages of raw materials, labor disputes or weather conditions affecting suppliers' production, transportation disruptions, or other reasons beyond our control. Even if we continue with our current supplier relationships, high demand for certain products may result in us being unable to meet our customers' demands, which could put us at a competitive disadvantage. Additionally, our key suppliers could also increase the pricing of their products, which would negatively affect our operating results if we were not able to pass these price increases through to our customers. We base our supply management process on an appropriate balancing of the foreseeable risks and the costs of alternative practices. To protect ourselves against such risks, we engage in strategic inventory purchases during the year, negotiate long-term vendor supply agreements and monitor our inventory levels to ensure that we have the appropriate inventory on hand to meet our customers' requirements.

Our failure to comply with the covenants contained in our senior credit facility could trigger an event of default, which could materially and adversely affect our operating results and our financial condition.

Our senior credit facility requires us to maintain certain financial ratios and comply with various operational and other covenants. If we were unable to maintain these ratios and comply with such covenants, we would need to seek relief from our lenders in order to avoid, cure or have waived an event of default under the facility. There can be no assurance that we would be able to obtain such relief on commercially reasonable terms or otherwise. If an event of default is not cured or waived, our lenders could, among other things, cause all outstanding indebtedness under the credit facility to be due and payable immediately. There can be no assurance that our assets or cash flows would be sufficient to enable us to fully repay those amounts or that we would be able to refinance or restructure the indebtedness. If, as or when required, we are unable to repay, refinance or restructure the indebtedness outstanding under our senior credit facility, or amend the financial ratios and covenants contained therein, the lenders under our senior credit facility could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets. This, in turn, could result in an event of default under one or more of our other financing agreements, including our convertible notes.

The value of our deferred tax assets could become impaired, which could materially and adversely affect our operating results.

As of December 31, 2015, we had approximately $51.6 million in net deferred tax assets after valuation allowance. These deferred tax assets can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. Each quarter, we determine the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results, expectations of future earnings and tax planning strategies. In the event that there is insufficient positive evidence to support the valuation of these assets, we may be required to further adjust the valuation allowance to reduce our deferred tax assets. Such a reduction could result in a material non-cash charge in the period in which the valuation allowance is adjusted and could have a material adverse effect on our results of operations.

The freezing of our defined benefit pension plan could trigger a material curtailment adjustment in favor of the USG.

Our defined benefit pension plan was frozen with respect to future benefit accruals effective December 31, 2015. U.S. Government Cost Accounting Standard 413 ("CAS 413") requires the Company to determine the USG’s share of any resulting pension curtailment adjustment attributable to pension expense charged to Company contracts with the USG, which could result in an amount due to the USG if the plan is determined to be in a surplus position or an amount due to the Company if the plan is determined to be in a deficit position. The Company is working to quantify the impact of the pension curtailment, and there can be no assurance that it will not have a material adverse effect on our business, our financial condition, results of operations and cash flows.

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

Estimated costs are based primarily on anticipated purchase contract terms, historical performance trends, business base and other economic projections. The complexity of certain programs as well as technical risks and the availability of materials and labor resources could affect our ability to accurately estimate future contract costs. Additional factors that could affect recognition of revenue under the percentage-of-completion method include:

•	Accounting for initial program costs;

•	The effect of nonrecurring work;

•	Delayed contract start-up or changes to production schedules;

•	Transition of work to or from the customer or other vendors;

•	Claims or unapproved change orders;

•	Product warranty issues;

•	Delayed completion of certain programs for which inventory has been built up;

•	Our ability to estimate or control scrap level;

•	Accrual of contract losses; and

•	Changes in our overhead rates.

Because of the significance of the judgments and estimation processes, it is likely that materially different sales and profit amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect current and future financial performance. While we perform quarterly reviews of our long-term contracts to address and lessen the effects of these risks, there can be no assurance that we will not make material adjustments to underlying assumptions or estimates relating to one or more long-term contracts that may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The U.S. Navy contract award for the FMU-139D/B bomb fuze could jeopardize the continued viability and profitability of the Company's bomb fuze program with the U.S. Air Force.

The Company currently provides the FMU-152A/B bomb fuze to the U.S. Air Force ("USAF") and twenty-six other nations, but the U.S. Navy currently utilizes a different fuze - the FMU-139. During 2015, the U.S. Naval Air Systems Command (“NAVAIR”) solicited proposals for a firm-fixed price production contract to implement improvements to the performance characteristics of the FMU-139 (such improved fuze having been designated the FMU-139D/B). The USAF has stated that, if and when a contract is awarded and production begins, the funds associated with the FMU-152A/B will be redirected to the FMU-139D/B. During the third quarter of 2015, the U.S. Navy awarded the FMU-139 D/B contract to a competitor. In the event that the FMU-139 D/B program proceeds as planned and the USAF redirects the funds associated with the FMU-152 A/B to the FMU-139 D/B, our business, financial condition, results of operations and cash flows may be materially adversely impacted.

The start-up of the K-MAX® production line could adversely affect our operating results and cash flow generation.

Because the K-MAX® aircraft has not been manufactured in over a decade, restarting the production line could require significant investments of cash to fund costs associated with development and engineering work, the acquisition of new tooling, first article testing, and production inefficiencies. The Company currently has $14.9 million of K-MAX® inventory, a portion of which we expect to use in connection with a start-up of the production line. If this inventory is determined to be unusable, then the Company could incur additional costs to replace such inventory, including potentially having to requalify suppliers for the manufacture of new components. The anticipated positive cash flows resulting from the sale of the aircraft may also be adversely impacted by production delays. Further, if we are unable to sustain interest in this program, we may incur additional costs associated with a shut-down of the production line.

A failure to develop and retain national accounts at our Distribution segment could adversely impact our financial results.

Companies continue to consolidate their purchases of industrial products through a small number of major distributors or integrated suppliers, rather than a large number of vendors. Our Distribution segment has developed a strategy to compete effectively for national accounts, but we face intensifying competition from our competitors, several of which are larger and have a more extensive geographic footprint.

If we are not awarded additional national accounts in the future, or if existing national account agreements are not renewed, our sales volume could be negatively impacted, which may result in lower gross margins and weaker operating results. Additionally, national accounts may require an increased level of customer service, such as investments in the form of opening new branches to meet our customers' needs. The cost and time associated with these activities could be significant, and if the relationship is not maintained, we ultimately may not be able to generate a return on these investments.

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

A decline in sales at our Distribution segment could adversely impact the vendor incentives and rebates we earn from suppliers.
Some of our suppliers offer vendor incentives and rebates that are tied to the amount of product that we purchase. These incentives and rebates can be market or customer-account specific or relate to a specified program period. A decline in sales could adversely impact the vendor incentives and rebates we earn from suppliers.
Our information technology systems, processes, and sites may suffer interruptions or failures which may affect our ability to conduct our business.

Our information technology systems provide critical data connectivity, information and services for internal and external users. These interactions include, but are not limited to, ordering and managing materials from suppliers, inventory management, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, and other processes necessary to manage our business. Our computer systems face the threat of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions.

Cyber-attacks are evolving and include, but are not limited to, malicious software, destructive malware, attempts to gain unauthorized access to data, disruption or denial of service attacks and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential, personal or otherwise protected information and corruption of data, networks or systems. We provide products and services to customers who also face cyber threats. Our products and services may be subject to cyber threats and we may not be able to detect or deter such threats, which could result in losses that could adversely affect our customers and our company. Additionally, we could be impacted by cyber threats in products that we use in our partners' and customers' systems that are used in connection with our business. These events, if not prevented or mitigated, could damage our reputation, require remedial action, lead to loss of business, regulatory actions, potential liability and other financial losses.

We have put in place business continuity plans and security precautions for our critical systems, including a back-up data center. However, if our information technology systems are damaged, or cease to function properly due to any number of causes, such as catastrophic events, power outages, security breaches resulting in unauthorized access or cyber-attacks, and our business continuity plans and security precautions do not effectively compensate on a timely basis, we may suffer interruptions in our operations or the misappropriation of proprietary information, which may adversely impact our business, financial condition, results of operations and cash flows.

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

A failure to maintain effective internal controls could adversely affect our ability to accurately report our financial results or prevent fraud.
Our ability to provide assurance with respect to our financial reports and to effectively prevent fraud depends on effective internal control. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements; therefore, even effective controls can only provide reasonable assurance with respect to the preparation and fair presentation of financial statements. If we are unable to provide reasonable assurance, our financial statements could become materially misleading, which could adversely affect the trading price of our common stock. Any material weakness could adversely impact investor confidence in the accuracy of our financial statements, affecting our ability to obtain additional financing. As a result, this would affect our business, financial condition and the market value of our stock. Additionally, we would incur costs to improve our internal control systems.
Although management has assessed our internal control over financial reporting as effective based on criteria set forth by the COSO - Integrated Framework, we can give no assurance that material weaknesses will not occur in the future. Those controls may not be adequate to prevent or identify irregularities or ensure fair presentation of our financial statements.

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

As part of our business strategy, we have made, and expect to continue to make, acquisitions of businesses or investments in companies that offer complementary products, services and technologies. Such acquisitions or investments involve a number of risks, including:

•	Assimilating operations and products may be unexpectedly difficult;

•	Management's attention may be diverted from other business concerns;

•	We may enter markets in which we have limited or no direct experience;

•	We may lose key employees, customers or vendors of an acquired business;

•	We may not be able to achieve the synergies or cost savings we anticipated;

•	We may not realize the assigned value of the acquired assets;

•	We may experience quality control failures or encounter other customer issues; and

•	We may become subject to preexisting liabilities and obligations of the acquired businesses.

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

The Company has a 26% equity interest in Kineco-Kaman Composites - India Private Limited, a composites manufacturing joint venture located in Goa, India. The Company relies significantly on the services and skills of its joint venture partner to manage and conduct the local business operations of the joint venture and ensure compliance with all applicable laws and regulations. If our joint venture partner fails to perform these functions adequately, it may adversely affect our business, financial condition, results of operations and cash flows. Moreover, if our joint venture partner fails to honor its financial obligations to commit capital, equity or credit support to the joint venture as a result of financial or other difficulties or for any other reason, the joint venture may be unable to perform contracted services or deliver contracted products unless we provide the necessary capital, equity or credit support.

Our results of operations could be adversely affected by impairment of our goodwill or other intangible assets.

When we acquire a business, we record goodwill equal to the excess of the amount we pay for the business, including liabilities assumed, over the fair value of the tangible and identifiable intangible assets of the business we acquire. Goodwill and other intangible assets that have indefinite useful lives must be evaluated at least annually for impairment. The specific guidance for testing goodwill and other non-amortized intangible assets for impairment requires management to make certain estimates and assumptions when allocating goodwill to reporting units and determining the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is generally determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we generally perform our evaluations annually in the fourth quarter, using available forecast information. If at any time we determine an impairment has occurred, we are required to reflect the reduction in value as an expense within operating income, resulting in a reduction of earnings and a corresponding reduction in our net asset value in the period such impairment is identified.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions designed to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of the Congo ("DRC") and adjoining countries. In August 2012, the SEC promulgated disclosure and reporting requirements for companies who use conflict minerals in their products. Complying with these disclosure and reporting requirements requires us to incur substantial costs and expenditures to conduct due diligence to determine the sources of conflict minerals used in our products. Moreover, these requirements may result in changes to the sourcing practices of our customers which may require the identification and qualification of alternate sourcing for the components of products we manufacture, which could impact the availability of, or cause increases in the price of, materials used in our products. We may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to verify the origin of conflict minerals used in our products through the procedures we implemented. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, there can be no assurance that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices.

Our foreign operations require us to comply with a number of United States and international laws and regulations, violations of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our operations outside the United States require us to comply with a number of United States and international laws and regulations, such as the U.S. Foreign Corrupt Practices Act of 1977 (the "FCPA"), the U.K. Bribery Act of 2010 (the "Bribery Act") and other similar anticorruption laws. The FCPA generally prohibits United States companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. While we have internal controls and procedures and compliance programs to train our employees and agents with respect to compliance with the FCPA and other similar international laws and regulations, there can be no assurance that our policies, procedures and programs will always protect us from reckless or criminal acts committed by our employees or agents. Allegations of violations of applicable anti-corruption laws, including the FCPA and the Bribery Act, may result in internal, independent, or government investigations. Violations of the FCPA and other international laws and regulations may lead to severe criminal or civil sanctions and could result in liabilities that have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our revenue, cash flows and quarterly results may fluctuate, which could adversely affect our stock price.

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

Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and other factors that may cause the Company's actual results and financial condition to differ materially from those expressed or implied in the forward-looking statements. Such risks, uncertainties and other factors include, among others: (i) changes in domestic and foreign economic and competitive conditions in markets served by the Company, particularly the defense, commercial aviation and industrial production markets; (ii) changes in government and customer priorities and requirements (including cost-cutting initiatives, government and customer shut-downs, the potential deferral of awards, terminations or reductions of expenditures to respond to the priorities of Congress and the Administration, or budgetary cuts resulting from Congressional actions or automatic sequestration); (iii) changes in geopolitical conditions in countries where the Company does or intends to do business; (iv) the successful conclusion of competitions for government programs (including new, follow-on and successor programs) and thereafter successful contract negotiations with government authorities (both foreign and domestic) for the terms and conditions of the programs; (v) the existence of standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; (vi) the successful resolution of government inquiries or investigations relating to our businesses and programs; (vii) risks and uncertainties associated with the successful implementation and ramp up of significant new programs, including the ability to manufacture the products to the detailed specifications required and recover start-up costs and other investments in the programs; (viii) potential difficulties associated with variable acceptance test results, given sensitive production materials and extreme test parameters; (ix) the receipt and successful execution of production orders under the Company's existing U.S. government JPF contract, including the exercise of all contract options and receipt of orders from allied militaries, but excluding any next generation programmable fuze programs, as all have been assumed in connection with goodwill impairment evaluations; (x) the continued support of the existing K-MAX® helicopter fleet, including sale of existing K-MAX® spare parts inventory and the receipt of orders for new aircraft sufficient to recover our investment in the restart of the K-MAX® production line; (xi) the accuracy of current cost estimates associated with environmental remediation activities; (xii) the profitable integration of acquired businesses and the ability to generate projected earnings and achieve cost synergies and other expense reduction objectives from such businesses; (xiii) the ability to implement our ERP systems in a cost-effective and efficient manner, limiting disruption to our business, and allowing us to capture their planned benefits while maintaining an adequate internal control environment; (xiv) changes in supplier sales or vendor incentive policies; (xv) the effects of price increases or decreases; (xvi) the effects of pension regulations, pension plan assumptions, pension plan asset performance and future contributions and the pension freeze; (xvii) future levels of indebtedness and capital expenditures; (xviii) the continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs for such items; (xix) the effects of currency exchange rates and foreign competition on future operations; (xx) changes in laws and regulations, taxes, interest rates, inflation rates and general business conditions; (xxi) future repurchases and/or issuances of common stock; (xxii) the incurrence of unanticipated restructuring costs or the failure to realize anticipated savings or benefits from past or future expense reduction actions; and (xxiii) other risks and uncertainties set forth in the Company's annual, quarterly and current reports, proxy statements and other filings with the SEC.

Any forward-looking information provided in this report should be considered with these factors in mind. We assume no obligation to update any forward-looking statements contained in this report.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our facilities are generally suitable for, and adequate to serve, their intended uses. At December 31, 2015, we occupied major facilities at the following principal locations:

Segment	Location	Property Type (1)
Aerospace	Jacksonville, Florida	Leased - Manufacturing & Office
	Chihuahua, Mexico	Leased - Manufacturing & Office
	Rimpar, Germany	Owned - Manufacturing & Office
	Prachatice, Czech Republic	Owned - Assembly & Office
	Wichita, Kansas	Leased - Manufacturing & Office
	Darwen, Lancashire, United Kingdom	Leased - Manufacturing & Office
	Hyde, Greater Manchester, United Kingdom	Leased - Manufacturing & Office
	Burnley, Lancashire, United Kingdom	Leased - Manufacturing & Office
	Orlando, Florida	Owned - Manufacturing & Office
	Everett, Washington	Leased - Office
	Höchstadt, Germany	Owned - Manufacturing & Office
	Middletown, Connecticut	Owned - Manufacturing & Office
	Bloomfield, Connecticut	Owned - Manufacturing, Office & Service Center
	Bennington, Vermont	Owned - Manufacturing & Office
	Mesa, Arizona	Leased - Office & Service Center

Distribution	Bloomfield, Connecticut	Owned - Office
	Ontario, California	Leased - Distribution Center & Office
	Albany, New York	Leased - Distribution Center & Office
	Savannah, Georgia	Leased - Distribution Center & Office
	Salt Lake City, Utah	Leased - Distribution Center & Office
	Louisville, Kentucky	Leased - Distribution Center & Office
	Gurabo, Puerto Rico	Leased - Distribution Center & Office
	Bolingbrook, Illinois	Leased - Office & Branch
	Rochester, New York	Leased - Office & Branch
	Akron, Ohio	Leased - Office
	Northvale, New Jersey	Leased - Office & Branch

Corporate	Bloomfield, Connecticut	Owned - Office & Information Technology Back-Up Data Center

Square Feet
Distribution (2)	2,379,420
Aerospace	2,251,689
Corporate (3)	103,041
Total	4,734,150

(1)	Owned facilities are unencumbered.

(2)	The Distribution segment also has approximately 240 branches located across the United States and in Puerto Rico, generally operating in leased facilities.

(3)	We occupy a 40,000 square foot corporate headquarters building, 38,000 square foot mixed use building and 8,000 square foot data center in Bloomfield, Connecticut.

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

While it is not possible to predict the outcome of these matters with certainty, based upon available information, management believes that all settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in legal proceedings and that can be reasonably estimated are accrued for at December 31, 2015. Despite this analysis, there can be no assurance that the final outcome of these matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Except as set forth below, as of December 31, 2015, neither the Company nor any of its subsidiaries is a party, nor is any of its or their property subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company and its subsidiaries. Additional information relating to certain of these matters is set forth in Note 16, Commitments and Contingencies of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Environmental Matters

The Company and its subsidiaries are subject to numerous U.S. Federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which may include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. We are currently named as a potentially responsible party at one site. While it is not possible to predict the outcome of these proceedings, in the opinion of management, any payments we may be required to make as a result of all such claims in existence at December 31, 2015, will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

MARKET, DIVIDEND AND SHAREHOLDER INFORMATION

Our Common Stock is traded on the New York Stock Exchange under the symbol "KAMN".  As of January 29, 2016, there were 3,400 registered holders of our Common Stock. Holders of the Company’s Common Stock are eligible to participate in the Computershare Shareowner Services program, which offers a variety of services including dividend reinvestment. A booklet describing the program may be obtained by contacting Computershare at (800) 522-6645 or via the web at www.cpushareownerservices.com.

The following table sets forth the high, low and closing sale prices per share of the Company’s Common Stock and the dividends declared for the periods indicated:

	Market Quotations
	High	Low	Close	Dividend Declared
2015
First quarter	$42.82	$37.54	$42.31	$0.18
Second quarter	43.47	41.00	42.06	0.18
Third quarter	42.29	35.09	35.96	0.18
Fourth quarter	41.82	36.06	40.81	0.18
2014
First quarter	$41.77	$37.83	$40.02	$0.16
Second quarter	44.60	39.19	42.87	0.16
Third quarter	43.47	38.62	39.70	0.16
Fourth quarter	43.49	37.43	40.09	0.16

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about purchases of Common Stock by the Company during the three months ended December 31, 2015:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (in thousands)
October 3, 2015 – October 30, 2015	27,224	$37.69	27,224	$90,767
October 31, 2015 – November 27, 2015	22,201	$39.48	22,000	$89,898
November 28, 2015 – December 31, 2015	48,906	$40.42	48,000	$87,959
Total	98,331		97,224
(a) During the quarter the Company purchased 1,107 shares in connection with employee tax withholding obligations as permitted by our equity compensation plans, which are SEC Rule 16b-3 qualified compensation plans. These are not purchases under our publicly announced program.
(b) On April 29, 2015, the Company announced that its Board of Directors approved a $100.0 million share repurchase program ("2015 Share Repurchase Program").

PERFORMANCE GRAPH

Following is a comparison of our total shareholder return for the period 2010 – 2015 compared to the S&P 600 Small Cap Index and the Russell 2000 Small Cap Index. The performance graph does not include a published industry or line-of-business index or peer group of similar issuers because during the performance period the Company was conducting operations in diverse lines of business and we do not believe a meaningful industry index or peer group can be reasonably identified. Accordingly, as permitted by regulation, the graph includes the S&P 600 Small Cap Index and the Russell 2000 Small Cap Index, both of which are comprised of issuers with market capitalizations generally similar to that of the Company.

	2010	2011	2012	2013	2014	2015
Kaman Corporation	100.00	95.87	131.60	144.61	148.24	153.61
S&P Small Cap 600	100.00	101.02	115.25	166.05	175.61	172.15
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18

ITEM 6.     SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL DATA
(in thousands, except per share amounts, shareholders and employees)

	2015[1]	2014[2,6,7]	2013[3,6,7]	2012[4,6,7]	2011[5,6,7]
OPERATIONS
Net sales from continuing operations	$1,775,125	$1,794,962	$1,653,921	$1,563,342	$1,452,182
Operating income from continuing operations	104,519	110,507	103,346	91,589	86,819
Earnings from continuing operations before income taxes	87,989	96,502	90,654	79,695	75,541
Income tax expense	27,551	30,722	31,588	26,748	26,214
Earnings from continuing operations	60,438	65,780	59,066	52,947	49,327
Earnings (loss) from discontinued operations, net of taxes	—	(2,924)	(2,386)	755	1,815
Gain (loss) on disposal of discontinued operations, net of taxes	—	(4,984)	420	1,323	—
Net earnings	$60,438	$57,872	$57,100	$55,025	$51,142
FINANCIAL POSITION
Current assets	$676,035	$662,256	$665,205	$618,045	$600,102
Current liabilities	236,689	221,724	227,956	223,952	218,698
Working capital	439,346	440,532	437,249	394,093	381,404
Property, plant and equipment, net	175,586	147,825	148,508	128,669	111,895
Total assets	1,441,205	1,201,205	1,140,631	1,096,993	996,398
Long-term debt, excluding current portion	435,821	271,232	264,655	249,585	198,522
Shareholders’ equity	543,077	517,665	511,292	420,193	373,071
PER SHARE AMOUNTS
Basic earnings per share from continuing operations	$2.22	$2.43	$2.21	$2.00	$1.88
Basic earnings (loss) per share from discontinued operations	—	(0.11)	(0.09)	$0.03	0.07
Basic earnings (loss) per share from disposal of discontinued operations	—	(0.18)	0.02	$0.05	—
Basic earnings per share	$2.22	$2.14	$2.14	$2.08	$1.95
Diluted earnings per share from continuing operations	$2.17	$2.37	$2.17	$1.99	$1.86
Diluted earnings (loss) per share from discontinued operations	—	(0.11)	(0.09)	0.03	0.07
Diluted earnings (loss) per share from disposal of discontinued operations	—	(0.18)	0.02	$0.05	—
Diluted earnings per share	$2.17	$2.08	$2.10	$2.07	$1.93
Dividends declared	$0.72	$0.64	$0.64	$0.64	$0.60
Shareholders’ equity	20.09	19.08	19.04	15.79	14.22
Market price range – High	43.47	44.60	40.35	37.54	38.40
Market price range – Low	35.09	37.43	32.16	26.10	25.73
AVERAGE SHARES OUTSTANDING
Basic	27,177	27,053	26,744	26,425	26,246
Diluted	27,868	27,777	27,143	26,622	26,500
GENERAL STATISTICS
Registered shareholders	3,402	3,532	3,642	3,685	3,813
Employees	5,258	4,797	4,743	5,007	4,614
 (See Footnotes below)

(Footnotes to Five-Year Selected Financial Data above)

Included within certain annual results are a variety of unusual or significant items that may affect comparability. The most significant of such items are described below.

1.
Results for 2015 include $5.1 million in expense related to the acquisitions at both the Aerospace and Distribution segments, $4.0 million in expense associated with the resolution of the matters related to our AH-1Z program, $3.0 million of expenses related to foreign currency transactions associated with the purchase of GRW, and $2.4 million of expenses associated with restructuring and severance costs at our Distribution segment.

2.
Results for 2014 include the sale of the Distribution segment's Mexican operations for $9.6 million on December 19, 2014. The net loss of $5.3 million resulting from the sale is included in the loss on disposal of discontinued operations for 2014. Additionally, we incurred $2.2 million of costs associated with the sale of our Moosup facility.

3.
Results for 2013 include a $2.1 million non-cash non-tax deductible charge for the impairment of goodwill related to VT Composites and a gain on discontinued operations due to a $0.4 million favorable tax result versus previous estimates and other activity related to the settlement of the closing balance sheet of the Distribution segment's Canadian operations.

4.
Results for 2012 include the sale of certain assets and certain liabilities of the Distribution segment's Canadian operations for $8.7 million on December 31, 2012, resulting in a net gain of $1.3 million. Additionally, we recorded $3.3 million of net loss related to the resolution of an Aerospace segment program related matter.

5.	Results for 2011 include $6.2 million in expense related to the settlement of the FMU-143 matter and a nonrecurring benefit of $2.4 million resulting from the death of a former executive.

6.	The Company sold the Distribution segment's Mexican operations on December 19, 2014. The results of these discontinued operations have been reported as such in the table.

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

OVERVIEW OF BUSINESS

Kaman Corporation conducts business through two business segments:

•
The Distribution segment is a leading power transmission, motion control, electrical and automation, and fluid power industrial distributor with operations throughout the United States. We provide products, including bearings, mechanical and electrical power transmission, fluid power, motion control, automation, material handling components, electrical control and power distribution, and MRO supplies to a broad spectrum of industrial markets throughout the United States.

•
The Aerospace segment produces and markets proprietary aircraft bearings and components; super precision, miniature ball bearings; complex metallic and composite aerostructures for commercial, military and general aviation fixed and rotary wing aircraft; safe and arming solutions for missile and bomb systems for the U.S. and allied militaries; super precision miniature bearings for commercial and aerospace applications; design and supply of aftermarket parts to businesses performing maintenance, repair, and overhauls in aerospace markets; subcontract helicopter work; restoration, modification and support of our SH-2G Super Seasprite maritime helicopters; manufacture and support of our K-MAX® manned and unmanned medium-to-heavy lift helicopters; and engineering design, analysis and certification services.

Company financial performance

•	Net sales from continuing operations decreased 1.1% compared to the prior year.

•	Earnings from continuing operations decreased 8.1% compared to the prior year.

•	Diluted earnings per share from continuing operations decreased to $2.17 in 2015 compared to $2.37 in the prior year.

•	Cash flows provided by operating activities from continuing operations were $109.6 million for 2015, an increase of $0.5 million when compared to the prior year.

Acquisitions

•	On December 1, 2015, the Company's Distribution segment acquired substantially all the assets of Calkins Fluid Power, Inc. (Calkins), a distributor of fluid power components and systems.

•	On November 30, 2015, the Company's Aerospace segment acquired GRW Bearing GmbH (GRW), a German-based designer and manufacturer of super precision, miniature ball bearings.

•
On October 21, 2015, the Company's Aerospace segment acquired Timken Alcor Aerospace Technologies, Inc. ("TAAT") of Mesa, Arizona. TAAT, which has been renamed “EXTEX Engineered Products, Inc.,” designs and supplies aftermarket parts to support businesses conducting maintenance, repair and overhauls in aerospace markets primarily located in North America.

•
On January 30, 2015, the Company's Distribution segment acquired substantially all the operating assets of G.C. Fabrication, Inc. (GCF) of Northvale, New Jersey, a premier Schneider Electric/Square D distributor carrying a variety of electrical power, automation, process controls, specialized HVAC, water and wastewater systems, communication and networking devices.

Other events

•
In February 2016, the Company reached an agreement with our customer that modified the scope of our AH-1Z contract and which, among other things, resolved outstanding claims associated with this program.

•
On January 14, 2016, the Company announced that its Aerospace segment was awarded a five-year contract extension on the Airbus A330 Long Range program for the supply of the Upper and Lower Wing panels to Spirit AeroSystems Europe. This extends A330 Long Range program deliveries to 2020.

•
On January 5, 2016, the Company announced that its Aerospace segment was awarded a direct commercial sales order for the procurement of Joint Programmable Fuzes ("JPF") with a total value of $93.0 million. This order is in addition to the direct commercial sales orders of $124.5 million awarded in 2015. Delivery of these orders is anticipated to occur in 2016 and 2017.

•
On December 8, 2015, the Company announced that its Aerospace segment was awarded an additional order under Option 12 of its JPF contract with the U.S. Air Force ("USAF") with a total value of $20.8 million. Including this award, contract modifications added an additional $78.8 million for the procurement of the JPF in 2015. Delivery of the USAF fuzes are anticipated to occur in 2016 and 2017.

•
On November 23, 2015, the Company announced that its Aerospace segment executed an agreement for delivery in 2017 of two manned K-MAX® heavy-lift utility helicopters with Lectern Aviation Supplies Co., Ltd of China.

•	On September 21, 2015, the Company delivered the final two SH-2G(I) Super Seasprite aircraft to the New Zealand Ministry of Defence.

•
On June 5, 2015, the Company announced that it would resume production of commercial K-MAX® heavy-lift utility helicopters. The aircraft will be manufactured at our Jacksonville, Florida and Bloomfield, Connecticut facilities. We have received orders for five aircraft as of December 31, 2015.

•	On June 2, 2015, the Company announced that its Board of Directors appointed Jennifer M. Pollino as a Director. The Board also appointed Ms. Pollino to serve on its Personnel & Compensation Committee.

•	On May 6, 2015, the Company announced it closed on an amended and restated $700 million credit facility.

•	On April 29, 2015, the Company announced that the Board of Directors approved a $100.0 million share repurchase program, which replaced our previous share repurchase program.

•
On March 26, 2015, the Company announced that its Aerospace segment was awarded an extension to its current contract with Bell Helicopter to manufacture skin and skin to core components for the Bell UH-1Y and AH-1Z helicopters. This five-year follow-on contract has an expected value in excess of $25 million.

•	On February 23, 2015, the Company announced that the Board of Directors approved an increase of 12.5% in the quarterly dividend on the Company’s common shares, to $0.18 per share.

Outlook

Our 2016 outlook is as follows:

•	Distribution:

◦	Sales of $1,125.0 million to $1,165.0 million

◦	Operating margin of 4.4% to 4.6%

◦	Adjusted EBITDA margin of 5.8% to 6.0%

•	Aerospace:

◦	Sales of $700.0 million to $720.0 million

◦	Operating margin of 17.5% to 17.8%, or 18.3% to 18.6%, when adjusted for $5.5 million of integration costs in 2016 associated with the 2015 acquisitions

◦	Adjusted EBITDA margin of 21.8% to 22.0%

•	Interest expense of approximately $16.0 million

•	Corporate expenses of $55.0 million

•	Estimated annualized tax rate of approximately 34.5%

•	Depreciation and amortization expense of approximately $45.0 million

•	Capital expenditures of $30.0 million to $40.0 million

•	Free cash flow* in the range of $50.0 million to $60.0 million

	2016 Outlook
In millions	Low End of Range		High End of Range
Free Cash Flow(a):
Net cash provided by operating activities	$80.0	to	$100.0
Less: Expenditures for property, plant and equipment	30.0	to	40.0
Free Cash Flow	$50.0	to	$60.0

(a) Free Cash Flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less expenditures for property, plant and equipment, both of which are presented in our consolidated statements of cash flows. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures, in this Form 10-K.

The following table reconciles our operating margin outlook for 2016 to our Adjusted EBITDA margin outlook for 2016:

	2016 Outlook
Adjusted EBITDA(a):	Low End of Range		High End of Range
Distribution
GAAP Operating margin	4.4%	to	4.6%
Depreciation and Amortization as a percentage of sales	1.4%	to	1.4%
Adjusted EBITDA margin	5.8%	to	6.0%

Aerospace
GAAP operating margin	17.5%	to	17.8%
Transaction and integration costs as a percentage of sales	0.8%	to	0.8%
Adjusted operating margin	18.3%	to	18.6%
Depreciation and Amortization as a percentage of sales	3.5%	to	3.4%
Adjusted EBITDA margin	21.8%	to	22.0%

(a)
Adjusted EBITDA, a non-GAAP financial measure, is defined as operating income before depreciation and amortization. Adjusted EBITDA is calculated on our consolidated results as well as the results of our reportable segments. Adjusted EBITDA differs from Segment Operating Income, as calculated in accordance with GAAP, in that it excludes depreciation and amortization. We have made numerous investments in our business, such as acquisitions and increased capital expenditures, including facility improvements, new machinery and equipment, improvements to our information technology infrastructure and new ERP systems. Management believes Adjusted EBITDA provides an additional perspective on the operating results of the organization and its earning capacity and helps improve the comparability of our results between periods by eliminating the impact of non-cash depreciation and amortization expense.

The following table reconciles our GAAP operating margin outlook for Aerospace for 2016 to our Adjusted operating margin outlook for Aerospace for 2016:

	2016 Outlook
Adjusted Operating Margin(a):	Low End of Range		High End of Range
Aerospace
GAAP operating margin	17.5%	to	17.8%
Transaction and integration costs as a percentage of sales	0.8%	to	0.8%
Adjusted operating margin	18.3%	to	18.6%

(a) Non-GAAP adjusted operating income is defined as operating income, less items that are not indicative of the operating performance of the Company's segments or corporate for the period presented. Management uses Non-GAAP adjusted operating income to evaluate performance period over period, to analyze the underlying trends impacting our segments and corporate function and to assess their performance relative to their competitors. We believe that this information is useful for investors and financial institutions seeking to analyze and compare companies on the basis of operating performance.

RESULTS OF CONTINUING OPERATIONS

Consolidated Results

Net Sales from Continuing Operations

	2015	2014	2013
In thousands
Distribution	$1,177,539	$1,161,992	$1,039,954
Aerospace	597,586	632,970	613,967
Total	$1,775,125	$1,794,962	$1,653,921
$ change	$(19,837)	$141,041	$90,579
% change	(1.1)%	8.5%	5.8%
The following table details the components of the above changes as a percentage of consolidated net sales:

	2015	2014	2013

Organic Sales:
Distribution	(2.0)%	2.0%	(1.0)%
Aerospace	(2.4)%	1.1%	2.1%
Total Organic Sales	(4.4)%	3.1%	1.1%

Acquisition Sales:
Distribution	2.9%	5.4%	4.7%
Aerospace	0.4%	—%	—%
Total Acquisition Sales	3.3%	5.4%	4.7%

% change in net sales	(1.1)%	8.5%	5.8%
The decrease in net sales from continuing operations for 2015 as compared to 2014 was attributable to a decrease in organic sales at both our Aerospace and Distribution segments and the unfavorable impact on sales of foreign currency exchange rates of $8.1 million. These decreases were offset by the contribution of $60.1 million in sales from acquisitions completed in 2015 and 2014.

The increase in net sales from continuing operations for 2014 as compared to 2013 was attributable to an increase in organic sales at both our Aerospace and Distribution segments and the contribution of $89.4 million in sales from Distribution segment acquisitions completed in 2014 and 2013. Foreign currency exchange rates had a $2.4 million favorable impact on sales from continuing operations during 2014.

See Segment Results of Operations and Financial Condition below for further discussion of segment net sales.

Gross Profit from Continuing Operations

	2015	2014	2013
In thousands
Gross profit	$517,234	$507,939	$463,311
$ change	9,295	44,628	28,216
% change	1.8%	9.6%	6.5%
% of net sales	29.1%	28.3%	28.0%

Gross profit from continuing operations increased in 2015 reflecting higher gross profit at both our Distribution and Aerospace segments. The primary driver of the increases was the contribution of $17.7 million of gross margin from acquisitions completed in 2015 and 2014. Additionally, gross profit as a percentage of net sales increased due to the mix of sales shifting to higher margin programs in our Aerospace segment, specifically higher JPF direct commercial sales, the contribution of gross profit on our SH-2G program with Peru, higher sales volume and corresponding gross profit on our military bearing products and the contribution of gross profit on our commercial bearing products primarily used in distribution, regional aircraft and engines. These increases were partially offset by lower sales under our SH-2G(I) program with New Zealand, lower sales volume on our legacy missile fuze programs, a decline in gross margin on certain composite structure programs, $4.0 million in expense associated with the resolution of the matters related to our AH-1Z program and lower sales volume on our Bell composite blade program. Additionally, there was a decline in organic gross profit at our Distribution segment primarily due to decreases in the machinery manufacturing, merchant wholesalers durable goods, mining and transportation equipment manufacturing industries. These decreases were partially offset by increases in the computer and electronic product manufacturing, paper manufacturing and chemical manufacturing industries.

Gross profit from continuing operations increased in 2014 primarily due to the contribution of $25.7 million of gross profit from the Distribution segment's 2014 and 2013 acquisitions and a combined 4.2% organic growth in Aerospace and Distribution segment gross profit. Contributing to the Aerospace segment's improved gross profit were the higher sales on the SH-2G(I) contract with New Zealand and higher sales of our commercial bearing products. These program/product profit increases of $16.6 million, which were in addition to the acquisition related gross profit noted above, were partially offset by $10.7 million related to the decrease in military bearing product sales and lower margin on the JPF as a result of decreased commercial sales to foreign militaries in 2014. The Distribution segment's organic gross profit increase was primarily due to increases in the machinery manufacturing, transportation equipment manufacturing and paper manufacturing industries partially offset by a decrease in the computer and electronic manufacturing industry.

Selling, General & Administrative Expenses (S,G&A) from Continuing Operations

	2015	2014	2013
In thousands
S,G&A	$413,043	$397,199	$357,752
$ change	15,844	39,447	14,356
% change	4.0%	11.0%	4.2%
% of net sales	23.3%	22.1%	21.6%

S,G&A increased for the year ended December 31, 2015, as compared to 2014. The following table details the components of this change:

	2015	2014	2013

Organic S,G&A:
Distribution	—%	2.5%	(0.9)%
Aerospace	0.2%	0.2%	0.5%
Corporate	0.2%	2.5%	(0.4)%
Total Organic S,G&A	0.4%	5.2%	(0.8)%

Acquisition S,G&A:
Distribution	3.1%	5.8%	5.0%
Aerospace	0.5%	—%	—%
Total Acquisition S,G&A	3.6%	5.8%	5.0%

% change in S,G&A	4.0%	11.0%	4.2%

S,G&A expenses associated with continuing operations increased for 2015 as compared to 2014 primarily due to $14.4 million of S,G&A expenses related to our 2015 and 2014 acquisitions, a $0.9 million increase in corporate expenses and higher expenses at our Aerospace segment. Corporate expenses increased due to acquisition costs associated with our 2015 acquisitions and an increase in consulting costs. These increases were partially offset by the absence of costs incurred in the prior year in connection with the sale of our Moosup facility, lower salary and benefit expenses and lower long-term incentive compensation costs. The increase in expenses at our Aerospace segment was primarily due to a reduction of inventory on government contracts where allowable general and administrative expenses are included in inventory. Organic expenses at our Distribution segment remained relatively flat from 2014 to 2015. This was a result of lower expenses primarily due to a decrease in salary and benefit expenses, specifically lower incentive compensation costs, and lower costs associated with our vehicles, offset by costs related to restructuring activities, higher pension expense, an increase in consulting costs and higher depreciation and project expenses in part attributable to the introduction of the new enterprise resource planning system ("ERP").

S,G&A expenses associated with continuing operations increased for 2014 as compared to 2013 primarily due to $20.8 million of expenses related to our 2014 and 2013 acquisitions, a $9.2 million increase in corporate expenses and higher expenses at our Distribution segment. The increase in corporate expenses was driven by costs related to the sale of our Moosup facility, higher salary and wage expense, higher incentive compensation costs, higher campus costs and an increase in professional service fees. Higher Distribution segment costs related to higher employee related incentive costs, higher salary and wage expenses primarily associated with the expansion of our sales force and higher depreciation related to the new ERP system.

Goodwill Impairment

	2015	2014	2013
In thousands
Goodwill impairment	$—	$—	$2,071

During 2013, we recorded a non-cash non-tax deductible goodwill impairment charge of $2.1 million for our VT Composites reporting unit. This represented 11% of the reporting unit's total goodwill balance and reduced the carrying value of goodwill to its implied fair value. This charge has been included in the 2013 operating results of the Company's Aerospace segment. No such charges were taken in 2015 or 2014.

Operating Income from Continuing Operations

	2015	2014	2013
In thousands
Operating income	$104,519	$110,507	$103,346
$ change	(5,988)	7,161	11,757
% change	(5.4)%	6.9%	12.8%
% of net sales	5.9%	6.2%	6.2%

The decrease in operating income from continuing operations for 2015 as compared to 2014 was driven by lower organic operating income at our Distribution segment and higher corporate expenses. These decreases were partially offset by an increase in operating income at our Aerospace segment and the contribution of operating income from our acquisitions completed in 2015 and 2014. The increase in operating income from continuing operations for 2014 as compared to 2013 was driven by increases at both our Aerospace and Distribution segments. See Segment Results of Operations and Financial Condition below for further discussion of segment operating income.

Interest Expense, Net

	2015	2014	2013
In thousands
Interest expense, net	$13,144	$13,382	$12,294

Net interest expense generally consists of interest charged on the revolving credit facility and other borrowings and the amortization of debt issuance costs, offset by interest income. The decrease in net interest expense for 2015 as compared to 2014 was primarily due to lower average borrowings under our revolving credit facility. At December 31, 2015, the interest rate for outstanding amounts on both the revolving credit facility and term loan agreement was 1.67% compared to 1.70% at December 31, 2014.

The increase in net interest expense for 2014 as compared to 2013 was primarily due to higher average borrowings under our revolving credit facility. At December 31, 2014, the interest rate for outstanding amounts on both the revolving credit facility and term loan agreement was 1.70% compared to 1.72% at December 31, 2013.

Effective Income Tax Rate for Continuing Operations

	2015	2014	2013
Effective income tax rate	31.3%	31.8%	34.8%

The effective tax rate for continuing operations represents the combined federal, state and foreign tax effects attributable to pretax earnings for the year. The decrease in the effective rate for 2015 as compared to prior periods was primarily the result of discrete items recognized in 2015 related to changes in tax laws. Prior to the law changes, we had established valuation allowances against certain net operating loss carryforwards. Some of these allowances are no longer deemed necessary as the changes to the tax laws now make it more likely than not that these benefits will be realized in the future.

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

The Company sold substantially all of the assets and liabilities of our Distribution segment's Canadian operations on December 31, 2012. The sale resulted in a net gain on disposal of discontinued operations of $0.3 million and $0.4 million for the years ended December 31, 2014 and 2013, respectively.

There were no earnings or losses from these discontinued operations during 2015. More information on these transactions can be found in Note 2, Discontinued Operations, in the Notes to Consolidated Financial Statements included in this Form 10-K.

Other Matters

Information regarding our various environmental remediation activities and associated accruals can be found in Note 16, Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in this Form 10-K.

SEGMENT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Distribution Segment

Our Strategy

The Distribution segment's strategy is to offer a comprehensive portfolio of products and services to serve the mechanical, automation and fluid power markets driven by a highly trained technical sales and service organization while investing in technology to drive increased productivity and improved operating margins.
Results of Operations

The following table presents selected financial data for our Distribution segment:

	2015	2014	2013
In thousands
Net sales from continuing operations	$1,177,539	$1,161,992	$1,039,954
$ change	15,547	122,038	57,381
% change	1.3%	11.7%	5.8%

Operating income	$49,441	$56,765	$46,206
$ change	(7,324)	10,559	(3,110)
% change	(12.9)%	22.9%	(6.3)%
% of net sales	4.2%	4.9%	4.4%

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

		2015	2014	2013
Organic Sales Per Sales Day (in thousands, except numbers of sales days)
Current period
Net sales from continuing operations		$1,177,539	$1,161,992	$1,039,954
Acquisition sales (a)		52,798	89,388	72,578
Organic sales		$1,124,741	$1,072,604	$967,376
Sales days		253	253	253
Organic sales per sales day for the current period	a	$4,446	$4,240	$3,824

Prior period
Net sales from the prior year		$1,161,992	$1,039,954	$982,573
Sales days in the prior year		253	253	253
Organic sales per sales day from the prior year	b	$4,593	$4,110	$3,884

% change in organic sales per sales day	(a-b)/b	(3.2)%	3.2%	(1.5)%

(a)
Sales contributed by an acquisition are included in organic sales beginning with the thirteenth month following the date of acquisition. Prior period information is adjusted to reflect acquisition sales for that period as organic sales when calculating organic sales per sales day.

2015 versus 2014

Net sales from continuing operations for 2015 increased as compared to 2014 due to the contribution of $52.8 million in sales in 2015 from our 2015 and 2014 acquisitions. The Distribution segment's organic sales per sales day decreased in 2015 primarily due to lower sales volume to our original equipment manufacturer customers. Looking at the markets we serve, sales were lower in the mining, machinery manufacturing and merchant wholesalers durable goods markets. Partially offsetting these decreases, were higher sales in paper manufacturing and chemical manufacturing.

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

Operating Income

2015 versus 2014

Operating income from continuing operations decreased during 2015 as compared to 2014 primarily due to lower operating income associated with lower organic sales. This was partially offset by the contribution of operating income from our 2015 and 2014 acquisitions. Organic operating expenses remained relatively flat from 2014 to 2015. This was a result of lower expenses primarily due to a decrease in salary and benefit expenses, specifically lower incentive compensation costs, and lower costs associated with our vehicles, offset by costs related to restructuring activities, higher pension expense, an increase in consulting costs and higher depreciation and project expenses in part attributable to the introduction of the new ERP system.

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

Other Matters

Enterprise Resource Planning System ("ERP")

In July 2012, we announced a decision to invest in a new enterprise resource planning business system for our Distribution segment with an estimated total cost of $45.0 million. Since our announcement in 2012, Distribution has acquired seven businesses. To date, we have implemented the new ERP system at four acquired entities, of which two were not included in the original project scope. Additionally, an upgraded version of the software has become available since we developed our initial implementation plan. The upgrade is a major release of the ERP software and provides additional functionality and features, along with a new user interface. As a result of the unplanned implementations at the acquired businesses and the software upgrade, our implementation timeline has been extended. With the extension of our implementation timeline, the estimated total project cost has increased to $51.1 million.

For the years ended December 31, 2015, 2014, and 2013, expenses incurred totaled approximately $1.0 million, $0.8 million and $1.3 million, respectively, and capital expenditures totaled $5.1 million, $8.0 million, and $9.9 million, respectively. Depreciation expense for the ERP system for the years ended December 31, 2015 and 2014, totaled $2.9 million and $1.9 million, respectively. Depreciation of the capitalized project cost commenced in 2014; accordingly no depreciation expense was recorded in 2013.

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

Results of Operations

The following table presents selected financial data for our Aerospace segment:

	2015	2014	2013
In thousands
Net sales	$597,586	$632,970	$613,967
$ change	(35,384)	19,003	33,198
% change	(5.6)%	3.1%	5.7%
Operating income	$110,328	$108,697	$102,573
$ change	1,631	6,124	13,431
% change	1.5%	6.0%	15.1%
% of net sales	18.5%	17.2%	16.7%

Net Sales

2015 versus 2014

Aerospace segment net sales decreased due to decreases in sales of both our military and commercial product programs of $28.7 million and $6.7 million, respectively, including an adverse impact of foreign currency translation of $8.1 million. The decrease in military sales is primarily attributable to lower sales associated with the JPF program with the USG, our SH-2G contracts with New Zealand and Egypt, legacy missile and bomb fuze programs, certain composite structure programs and the Sikorsky BLACK HAWK helicopter program. Additionally, the absence of sales under the C-17 program contributed to this decrease, as this program was completed in 2014. These decreases, totaling $99.0 million, were offset by $70.6 million in increases, primarily due to higher direct sales to foreign militaries of the JPF, higher sales under the AH-1Z program and sales under the SH-2G program with Peru.

The decrease in commercial sales is primarily attributable to lower sales associated with our Bell composite blade program and certain composite structure programs and a decline in sales volume on commercial bearing products primarily used in regional aircraft and engines and sold through distribution channels. These decreases, totaling $25.5 million, were partially offset by a $19.1 million increase in commercial sales associated with our K-MAX® program, higher commercial bearing product sales to original equipment manufacturers, higher composite imaging sales, an increase in sales associated with our Boeing 747-8 wing-to-body program and $7.0 million in sales from our 2015 acquisitions.

2014 versus 2013

Aerospace segment net sales increased as a result of an $11.6 million increase in commercial product/program sales and a $7.4 million increase in military program sales. The increase in commercial sales is primarily due to increased deliveries on commercial composite structures products/programs and higher commercial bearing product sales. These increases totaled $19.2 million and were partially offset by decreases totaling $7.5 million due to lower sales of engineering design services and a decline in sales volume of composite imaging products.

The increase in military sales was primarily attributable to higher sales associated with the SH-2G(I) contract with New Zealand, increased sales of our JPF to the USG and higher sales volume associated with the A-10 program. These increases totaled $74.5 million and were largely offset by a $67.7 million decrease in other sales, including lower commercial sales of the JPF to foreign militaries, a decline in shipments on the Sikorsky BLACK HAWK helicopter program, lower military bearing product sales and lower volume associated with our Boeing CH-47 inlet screen program.

Operating Income

2015 versus 2014
The increase in operating income for 2015 as compared to 2014 was primarily due to higher direct sales to foreign militaries of our JPF and the corresponding gross profit from these sales. In addition, operating income increased, to a lesser extent, due to gross profit contribution from our SH-2G program with Peru, higher sales volume for our military bearing products, higher sales volume for our commercial bearing products primarily used in regional aircraft and engines and sold through distribution channels and the contribution of gross margin from our 2015 acquisitions. Additionally, improved performance on our long-term contracts leading to changes in our contract cost estimates contributed approximately $4.8 million to operating income in 2015, the largest of these improvements being approximately $3.4 million associated with our JPF program. These increases totaled $35.8 million and were partially offset by lower sales associated with our SH-2G(I) program with New Zealand, lower sales volume on our legacy missile fuze programs, a decline in gross margin on certain composite structure programs, $4.0 million in expense associated with the resolution of the matters related to our AH-1Z program and lower sales volume on our Bell composite blade program.
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

Revenue and cost estimates for all significant long-term contracts for which revenue is recognized using the percentage-of-completion method of accounting are reviewed and reassessed quarterly. Based upon these reviews, we record the effects of adjustments in profit estimates each period. If at any time management determines that in the case of a particular contract total costs will exceed total contract revenue, we record a provision for the entire anticipated contract loss at that time. Excluding the $4.0 million in expense associated with the resolution of the matters related to our AH-1Z program, the net increase in our operating income from changes in contract estimates totaled $4.8 million for the year ended December 31, 2015. The increase in 2015 was primarily a result of improved performance on the JPF and another legacy bomb fuze program. The net increase in our operating income from changes in contract estimates totaled $1.9 million for the year ended December 31, 2014. The increase in 2014 was primarily a result of improved performance on the New Zealand SH-2G(I) program, the JPF program and a mix of composite programs. These improvements were slightly offset by cost growth on the Sikorsky BLACK HAWK helicopter program. The net decrease in operating income from changes in contract estimates totaled $3.0 million for the year ended December 31, 2013. The decrease in 2013 was primarily driven by cost growth on aerostructure assemblies.

Backlog

	2015	2014	2013
In thousands
Backlog	$659,350	$518,025	$601,954

The backlog balance increased from 2014 to 2015, primarily due to the USG JPF Program Option 12 award and JPF commercial sales orders received for foreign militaries, orders for our K-MAX® aircraft and orders under certain legacy missile and bomb fuze programs. These increases were partially offset by work performed on the SH-2G(I) New Zealand program.

The backlog balance decreased from 2013 to 2014, primarily due to work performed on the SH-2G(I) New Zealand program and deliveries of BLACK HAWK helicopter cockpits. These reductions were partially offset by new JPF program orders.

Major Programs/Product Lines

Defense Markets

A-10

The segment has contracted with Boeing to produce the wing control surfaces (inboard and outboard flaps, slats and deceleron assemblies) for the USAF’s A-10 fleet. This contract has a potential value of over $110.0 million; however, annual quantities will vary, as they are dependent upon the orders Boeing receives from the USAF. Initial deliveries under this program began in the third quarter of 2010 and full rate production began during the fourth quarter of 2012. Through December 31, 2015, 140 shipsets have been delivered over the life of the program. In January 2016, the USAF indicated that they would delay the retirement of the A-10 fleet due to its importance in current operations in the Middle East. Formal details of the USAF plans regarding the A-10 will not be released until the 2017 Department of Defense budget is released in February 2016. We will continue to monitor the defense budget and understand that despite this positive indication, the future of this program could be at risk without the continued support of Congress. As of the date of this filing, we believe congressional support remains strong and we have confidence that this program will continue. We have not received any orders for additional shipsets in 2015, and through the date of this filing we have not received any indication from our customer that this program will be terminated. Tooling and nonrecurring costs on this program are being amortized over 242 shipsets, the number of shipsets expected to be delivered under this program. At December 31, 2015, our program backlog was $14.4 million, representing approximately 33 shipsets, and total program inventory was $17.1 million, of which a significant portion may not be recoverable in the event of a contract termination.

Bearings

Our bearings products are included on numerous military platforms manufactured in North America, Asia and Europe. These products are used as original equipment and/or specified as replacement parts by the manufacturers. The most significant portion of our military bearings sales is derived from U.S. military platforms, such as the AH-64 helicopter, Virginia Class submarine and JSF aircraft, and sales in Europe for the Typhoon program. These products are primarily proprietary self-lubricating, ball and roller bearings for aircraft flight controls, turbine engines and landing gear, and helicopter driveline couplings.

BLACK HAWK

The Sikorsky BLACK HAWK helicopter cockpit program involves the manufacture of cockpits including the installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines, and the composite structure that holds the windscreen for most models of the BLACK HAWK helicopter. As a result of lower customer demand, we delivered 76 cockpits in 2015 as compared to the 84 cockpits delivered in 2014. Included in backlog at December 31, 2015, is $56.5 million for orders on this program. We anticipate cockpit deliveries to total 74 in 2016.

AH-1Z

In February 2016, we reached an agreement with our customer that modified the scope of our AH-1Z contract and which, among other things, resolved outstanding claims associated with this program. We agreed to pay our customer $4.0 million, all of which has been accrued as of December 31, 2015. We will receive $4.3 million from our customer, the retention of this amount being contingent on the resolution of certain contractual matters. If these contractual matters are not satisfactorily resolved, we may be required to reimburse our customer for all or a portion of this amount. We have included this amount in the current estimate of the contract revenue, as we believe the favorable resolution of this contractual matter is probable. We consider this a Type I subsequent event and have updated our contract estimates as of December 31, 2015, to reflect this contract modification and claims resolution. Given the current volume of firm orders, we estimate the contract to be a zero margin program, taking into consideration the $2.8 million of G&A costs capitalized in inventory associated with this contract.
SH-2G Programs

New Zealand
On May 6, 2013, we announced that the New Zealand Ministry of Defence ("MoD") entered into a $120.6 million contract for the purchase of ten SH-2G(I) Super Seasprite aircraft, spare parts, a full mission flight simulator, and related logistics support. During the third quarter of 2015, the final two upgraded SH-2G(I) aircraft were accepted by the New Zealand MoD.

Peru
During the fourth quarter of 2014, we entered into a contract with General Dynamics Canada to remanufacture and upgrade four Kaman SH-2G Super Seasprite aircraft and provide support for the operation of a fifth aircraft for the Peruvian Navy. The program value to Kaman is expected to exceed $40 million. Total backlog at December 31, 2015, is $10.8 million.

FMU-152 A/B – Joint Programmable Fuze (“JPF”)

We manufacture the JPF, an electro-mechanical bomb safe and arming device, which allows the settings of a weapon to be programmed in flight. During 2015, we were awarded approximately $78.8 million of USAF sales orders under Option 12 of our contract with the USG, for fuzes to be delivered in 2016 and 2017. Additionally, we were awarded direct commercial sales contracts of $124.5 million for fuzes to be delivered through 2017. Total JPF backlog at December 31, 2015, is $213.4 million.

A total of 9,941 fuzes passed acceptance testing and were delivered to our customers during the fourth quarter of 2015, for a total of 24,730 fuzes delivered in 2015. We occasionally experience lot acceptance test failures due to the complexity of the product and the extreme parameters of the acceptance test. Given the maturity of the product, we now generally experience isolated failures, rather than systemic ones. As a result, identifying a root cause can take longer and result in inconsistent delivery quantities from quarter to quarter. We expect to deliver 30,000 to 34,000 fuzes in 2016.

The Company currently provides the FMU-152A/B to the USAF and twenty-six other nations, but the U.S. Navy currently utilizes a different fuze - the FMU-139. Earlier in 2015, the U.S. Naval Air Systems Command (“NAVAIR”) solicited proposals for a firm fixed price production contract to implement improvements to the performance characteristics of the FMU-139 (such improved fuze having been designated the FMU-139D/B), and the USAF has stated that, if and when a contract is awarded and production begins, the funds associated with the FMU-152A/B will be redirected to the FMU-139D/B. During the third quarter of 2015, the U.S. Navy announced that a competitor was awarded the contract for the FMU-139 D/B. In the event the FMU-139 D/B program proceeds as planned and the U.S. Air Force redirects the funds associated with the FMU-152 A/B to the FMU-139 D/B, our business, financial condition, results of operations and cash flows may be materially adversely impacted, although any such impact would not be likely to occur for a number of years.

Commercial Markets

K-MAX®

During the second quarter of 2015, we announced that our Aerospace segment resumed production of commercial K-MAX® aircraft. The aircraft are being manufactured at our Jacksonville, Florida and Bloomfield, Connecticut facilities. The first new helicopter is expected to be delivered in early 2017. Currently, we have $30.0 million remaining in backlog for this program, representing orders for five aircraft. In addition to the aircraft on order, we have received initial deposits on three more aircraft and believe there is additional demand for new aircraft to support firefighting, logging and other industries requiring repetitive aerial lift capabilities for which K-MAX® is extremely well suited.

777 / 767

In January 2015, we signed a multi-year follow-on contract with Boeing for the production of fixed trailing edge ("FTE") assemblies for the Boeing 777 and 767 commercial aircraft. To date, Kaman has provided more than 1,000 FTE kits and assemblies for each of the 777 and 767 programs since 1995 and 1986, respectively. During 2015, on average we delivered eight ship sets per month on the Boeing 777 platform and one ship set per month on the Boeing 767 platform. For 2016, we estimate deliveries on the 777 program to be eight shipsets per month and on the 767 program to be two shipsets per month which includes one shipset per month associated with a military tanker derivative of the 767. The total contract value is estimated to be in excess of $75 million; however, annual quantities will vary, as they are dependent upon the orders Boeing receives from its customers.

Airbus

Our U.K. Composites operations provide composite components for many Airbus platforms. The most significant of these are the A320, A330 and A350. Orders for all of these platforms are dependent on the customer’s build rate.

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
With the addition of GRW in the fourth quarter of 2015, we have broadened the scope of our bearings offerings to include super precision miniature ball bearings used primarily in aerospace applications, dental products, surgical power tools, analytical devices and various industrial applications.

Bell Helicopter

In November 2014, we were awarded an extension to our current contract with Bell Helicopter to manufacture skin and skin to core components for several of Bell’s commercial helicopter models. This three-year follow on contract has an expected value in excess of $24.0 million. The components are manufactured at our full-service aerospace innovation and manufacturing support center in Bloomfield, Connecticut. At December 31, 2015, $12.1 million was included in backlog for orders under this program. Annual quantities for this program will vary, as they are dependent upon the orders Bell receives from its customers.

Engineering Design Services

The Company offers engineering design services to Aerospace OEM customers. Engineering design service programs generate revenue primarily through the billing of employees' time spent on customer projects. Our engineers provide value to new aircraft development and product improvement programs.

Learjet 85

In 2010, our U.K. Composites operation was awarded a contract to manufacture composite passenger entry and over-wing exit doors for the Learjet 85, a mid-sized business jet built primarily from composites and featuring advances in aerodynamics, structures and efficiency; however, in October 2015, Bombardier Inc. announced the cancellation of its Learjet 85 business aircraft program. At December 31, 2015, total accounts receivable and inventory related to the program was $3.5 million, all of which we anticipate recovering. We continue to monitor the financial performance of our customer as recent press reports indicate deterioration in its financial condition. Continued deterioration in the financial condition of our customer could call into question our ability to collect on amounts owed to the Company. Management will continue to monitor this situation.

747-8 Wing-to-Body Fairing

The segment has contracted with Boeing Canada Winnipeg to manufacture and assemble two major sections of the 747-8 Wing-to-Body Fairing. Initial production for these components began at our Jacksonville facility and upon completion these components are being delivered directly to Boeing's wide-body assembly line in Everett, Washington. Initial deliveries under this program began in the second quarter of 2014 and we shipped 16 shipsets in 2015. Recently, Boeing announced its intention to slow production for this program from one shipset per month to half a shipset per month. This decrease in the rate of production is expected to occur in September 2016. We currently expect to ship 10 shipsets in 2016; however, we may need to adjust our expectations for 2016 to meet the new production requirements of Boeing.

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

We continue to rely upon bank financing as an important source of liquidity for our business activities including acquisitions. We believe this, when combined with cash generated from operating activities, will be sufficient to support our anticipated cash requirements for the foreseeable future. However, we may decide to raise additional debt or equity capital to support other business activities including potential future acquisitions. We anticipate our capital expenditures will be approximately $30.0 to $40.0 million in 2016, primarily related to machinery and equipment and information technology infrastructure.
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

•	contributions to our qualified pension plan and Supplemental Employees’ Retirement Plan (“SERP”);

•	repurchase of common stock under the 2015 Share Repurchase Program;

•	payment of dividends;

•	costs associated with the start-up of new aerospace programs, including the K-MAX® line; and

•	the extension of payment terms by our customers.

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

Management regularly monitors its pension plan asset performance and the assumptions used in the determination of our benefit obligation, comparing them to actual experience. We continue to believe the assumptions selected are valid due to the long-term nature of our benefit obligation. In 2015 and prior, we used a single-weighted average discount rate to calculate interest and service cost associated with our defined contribution pension plans. We plan to utilize a "spot rate approach" in the calculation of interest and service cost for these plans for 2016 and beyond. The spot rate approach applies separate discount rates for each projected benefit payment in the calculation of pension interest and service cost. This calculation change is considered a change in accounting estimate and will be applied prospectively in 2016. The use of the spot rate approach is expected to result in a favorable impact to pension expense of $4.6 million in 2016 relative to our estimate of what the expense would have been had we not changed our approach. See additional details in the "Critical Accounting Policies" section in Item 7 below.

Effective December 31, 2015, the qualified pension plan was frozen with respect to future benefit accruals. Under CAS 413 we must calculate the USG’s share of any pension curtailment adjustment resulting from the freeze. Such adjustments can result in an amount due to the USG for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position. We are unable to make a determination at this time as to the financial implications this curtailment adjustment will have, if any, on our balance sheet as of December 31, 2015, and the current year's results of operations. Based upon the analysis completed thus far, we believe the low end of our estimated range of a potential liability to the USG associated with the pension plan closeout is zero and therefore no accrual is required at December 31, 2015.

In 2013, the Company signed a $120.6 million contract to resell ten of the former Australian SH-2G(A) (now designated SH-2G(I)) aircraft, a full mission flight simulator, and related logistics support to the New Zealand MoD. Upon entering into the sales contract with the New Zealand MoD, we agreed to provide unconditional letters of credit for the receipt of advance payments on this program. As we performed under the contract and met certain predetermined milestones, the letter of credit requirements were gradually reduced. As of December 31, 2015, we have satisfied all performance criteria related to the predetermined conditions and there were no letters of credit outstanding for this program.

A summary of our consolidated cash flows from continuing operations is as follows:

	2015	2014	2013	15 vs. 14	14 vs. 13
(in thousands)
Total cash provided by (used in):
Operating activities	$109,584	$109,089	$64,840	$495	$44,249
Investing activities	(232,608)	(100,059)	(61,219)	(132,549)	(38,840)
Financing activities	127,588	(3,538)	(8,115)	131,126	4,577

Free Cash Flow(a) :
Net cash provided by (used in) operating activities	$109,584	$109,089	$64,840	$495	$44,249
Expenditures for property, plant and equipment	(29,932)	(28,283)	(40,852)	(1,649)	12,569
Free cash flow	$79,652	$80,806	$23,988	$(1,154)	$56,818

(a) Free Cash Flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less expenditures for property plant and equipment, both of which are presented in our consolidated statements of cash flows. See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures, in this Form 10-K.

2015 vs. 2014

Net cash provided by operating activities of continuing operations increased $0.5 million in 2015 compared to 2014, primarily due to higher accounts receivable collections and cash generated as we near completion of our SH-2G(I) program. Offsetting these changes were a growth in inventory due to a delay in sales associated with our legacy missile fuze and composite structure programs, advances on contracts received for our Peru and K-MAX® programs, and higher employee benefit related payments.

Net cash used in investing activities of continuing operations increased $132.5 million primarily due to a $123.6 million increase in cash used for acquisitions and the absence of $7.9 million of proceeds received in 2014 from the disposal of our Distribution segment's Mexico business unit, Delamac.

Net cash provided by financing activities of continuing operations increased $131.1 million primarily due to a $227.2 million increase in borrowings under our revolving credit facility and Term Loan facility. These increases were partially offset by repayments under the revolving credit agreement in 2015 of $83.8 million, compared to $10.0 million of repayments in the prior year, and $12.0 million of cash used to buy treasury stock under our share repurchase program.

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

Financing Arrangements

Credit Agreement

On May 6, 2015, the Company closed on an amended and restated $700.0 million Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank N.A., as Administrative Agent, Bank of America, N.A. and Citizens Bank, N.A. as Co-Syndication Agents and SunTrust Bank, Keybank National Association, TD Bank, N.A., Branch Banking & Trust Company and Fifth Third Bank, as Co-Documentation Agents. The Credit Agreement amends and restates the Company's previously existing credit facility in its entirety to, among other things: (i) extend the maturity date to May 6, 2020; (ii) increase the aggregate amount of revolving commitments from $400.0 million to $600.0 million; (iii) reinstate the aggregate amount of outstanding Term Loans to $100.0 million; (iv) modify the affirmative and negative covenants set forth in the facility; and (v) effectuate a number of additional modifications to the terms and provisions of the facility, including its pricing. Capitalized terms used but not defined within this discussion of the Credit Agreement have the meanings ascribed thereto in the Credit Agreement.

The term loan commitment requires quarterly payments of principal (which commenced on June 30, 2015) at the rate of $1.25 million, increasing to $1.875 million on June 30, 2017, and then to $2.5 million on June 30, 2019, with $65.0 million payable in the final quarter of the facility's term. The facility includes an accordion feature that allows the Company to increase the aggregate amount available up to $900.0 million with additional commitments from the Lenders.

Interest rates on amounts outstanding under the Credit Agreement are variable. At December 31, 2015 and 2014, the interest rates for the outstanding amounts on the Credit Agreement were 1.67% and 1.70%, respectively. In addition, we are required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.175% to 0.300% per annum, based on the Consolidated Senior Secured Leverage Ratio. Fees for outstanding letters of credit range from 1.25% to 2.00%, based on the Consolidated Senior Secured Leverage Ratio.

The financial covenants associated with the Credit Agreement include a requirement that (i) the Consolidated Senior Leverage Ratio cannot be greater than 3.50 to 1.00, with an election to increase the maximum to 3.75 to 1.00 for four consecutive quarters, in connection with a Permitted Acquisition with consideration in excess of $125.0 million; (ii) the Consolidated Total Leverage Ratio cannot be greater than 4.00 to 1.00, with an election to increase the maximum to 4.25 to 1.00 for four consecutive quarters, in connection with a Permitted Acquisition with consideration in excess of $125.0 million; (iii) the Consolidated Interest Coverage Ratio cannot be less than 4.00 to 1.00; and (iv) Liquidity: (a) as of the last day of the fiscal quarter of the Company ending two full fiscal quarters prior to the stated maturity of the Specified Convertible Notes, cannot be less than an amount equal to 50% of the outstanding principal amount of the Specified Convertible Notes, and (b) as of the last day of each fiscal quarter of the Company ending thereafter, cannot be less than an amount equal to the outstanding principal amount of the Specified Convertible Notes as of such day. The Company was in compliance with those financial covenants as of and for the quarter ended December 31, 2015, and management does not anticipate noncompliance in the foreseeable future.

Total average bank borrowings under our revolving credit facility and term loan facility during the year ended December 31, 2015, were $192.5 million compared to $214.8 million for the year ended December 31, 2014. As of December 31, 2015 and

2014, there was $259.9 million and $248.6 million available for borrowing, respectively, net of letters of credit. Letters of credit are generally considered borrowings for purposes of calculating available borrowings. A total of $5.9 million and $59.2 million in letters of credit were outstanding as of December 31, 2015 and 2014, respectively. The letter of credit balance related to the SH-2G(I) New Zealand sales contract was $54.5 million at December 31, 2014.

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

The following table illustrates the conversion rate at each date:

	December 31, 2015	December 31, 2014
Convertible Notes
Conversion Rate per $1,000 principal amount (1)	29.8059	29.6876
Conversion Price (2)	$33.5504	$33.6841
Contingent Conversion Price (3)	$43.62	$43.79
Aggregate shares to be issued upon conversion (4)	3,427,679	3,414,074
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
(2) Represents $1,000 divided by the conversion rate as of such date. The conversion price reflects the strike price of the embedded option within the Convertible Note. Were the Company's share price to exceed the conversion price at conversion the noteholders would be entitled to receive additional consideration either in cash, shares or a combination thereof, the form of which is at the sole discretion of the Company.
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

The following table illustrates the warrant price at each date:

	December 31, 2015	December 31, 2014
Warrants
Warrant Price	$43.87	$44.05

The note payable principal balance at the date of issuance of $115.0 million was bifurcated into the debt component of $101.7 million and the equity component of $13.3 million. The difference between the note payable principal balance and the value of the debt component is being accreted to interest expense over a period of 7 years. The debt component was recognized at the present value of associated cash flows discounted using a 5.25% discount rate, the borrowing rate at the date of issuance for a similar debt instrument without a conversion feature. We recorded $0.5 million of debt issuance costs as an offset to additional paid-in capital. The balance, $3.1 million, is being amortized over the term of the notes. Total amortization expense for the years ended December 31, 2015, 2014, and 2013 was $0.5 million.

The following table illustrates the dilutive effect of securities issued under the convertible debt and warrants at various theoretical average share prices for our stock as of December 31, 2015:

	Theoretical Average Share Price of Kaman Stock
	$33.55	$40.00	$43.87	$45.00	$50.00
Dilutive Shares associated with:
Convertible Debt	—	552,679	806,519	872,123	1,127,679
Warrants	—	—	—	85,791	419,980
Total dilutive shares	—	552,679	806,519	957,914	1,547,659

Debt Issuance Costs

Total expense associated with the amortization of debt issuance costs for the years ended December 31, 2015, 2014 and 2013, was $1.0 million, $1.1 million and $1.1 million, respectively.

Interest Rate Swaps

During 2015, we entered into interest rate swap agreements for the purposes of hedging the eight quarterly variable-rate Term Loan interest payments due in 2016 and 2017. Additionally, we have entered into interest rate swap agreements to effectively convert $83.8 million of our variable rate revolving credit facility debt to a fixed interest rate. These interest rate swap agreements were designated as cash flow hedges and intended to manage interest rate risk associated with our variable-rate borrowings and minimize the impact on our earnings and cash flows of interest rate fluctuations attributable to changes in LIBOR rates. There was no interest expense associated with these interest rate swaps in 2015.

During 2013, we entered into interest rate swap agreements for the purposes of hedging the eight quarterly variable-rate Term Loan interest payments due in 2014 and 2015. These interest rate swap agreements were designated as cash flow hedges and intended to manage interest rate risk associated with our variable-rate borrowings and minimize the impact on our earnings and cash flows of interest rate fluctuations attributable to changes in LIBOR rates. Interest expense associated with the interest rate swap agreements for the years ended December 31, 2015 and 2014, was $0.3 million and $0.4 million, respectively. As of December 31, 2015, these interest rate swaps had matured.

Other Sources/Uses of Capital

Pension

We contributed $10.0 million to the qualified pension plan and paid $0.5 million in SERP benefits during 2015. In 2014, we contributed $10.0 million to the qualified pension plan and paid $0.8 million in SERP benefits. In 2016, we have contributed $10.0 million to the qualified pension plan (as of the date of this filing) and do not anticipate making any further contributions this year. We expect to pay $0.5 million in SERP benefits in 2016.

Acquisitions

The following table illustrates the cash paid for acquisitions:

	For the year ended December 31,
	2015	2014	2013
In thousands
Cash paid for acquisitions completed during the year	$196,395	$70,948	$17,284
Cash paid for holdback payments during the year	3,404	3,060	828
Earn-out and other payments during the year	1,453	3,610	50
Total cash paid for acquisitions	$201,252	$77,618	$18,162

Total consideration for the acquisitions completed in 2015 was $197.1 million, with $0.7 million remaining to be paid to sellers representing holdback provisions. Total consideration for acquisitions completed in 2014 and 2013 was $71.9 million and $17.8 million, respectively. We anticipate that we will continue to identify and evaluate potential acquisition candidates, the purchase of which may require the use of additional capital.

Stock Repurchase Plans

On April 29, 2015, we announced that our Board of Directors approved a share repurchase program ("2015 Share Repurchase Program") authorizing the repurchase of up to $100.0 million of the common stock, par value $1.00 per share, of the Company. This new program replaces our 2000 Stock Repurchase Program. We currently intend to repurchase shares to offset the annual issuance of shares under our employee stock plans, but the timing and actual number of shares repurchased will depend on a variety of factors including stock price, market conditions, corporate and regulatory requirements, capital availability and other factors, including acquisition opportunities. As of December 31, 2015, we had repurchased 300,000 shares under the 2015 Share Repurchase Program and approximately $88.0 million remained available for repurchases under this authorization.

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

Non-GAAP Adjusted Operating Income

Non-GAAP adjusted operating income is defined as operating income, less items that are not indicative of the operating performance of the Company's segments or corporate for the period presented. Management uses Non-GAAP adjusted operating income to evaluate performance period over period, to analyze the underlying trends impacting our segments and corporate and to assess their performance relative to their competitors. We believe that this information is useful for investors and financial institutions seeking to analyze and compare companies on the basis of operating performance.

Adjusted EBITDA and Adjusted EBTIDA Margin

Adjusted EBITDA is defined as operating income before depreciation and amortization. Adjusted EBITDA is calculated using our consolidated results as well as the results of our reportable segments. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by Net sales for our reportable segments. Adjusted EBITDA differs from Segment Operating Income, as calculated in accordance with GAAP, in that it excludes depreciation and amortization. The Company has made numerous investments in our business, such as acquisitions and increased capital expenditures, including facility improvements, new machinery and equipment, improvements to our information technology infrastructure and new ERP systems. Management believes Adjusted EBITDA provides an additional perspective on the operating results of the organization and its earnings capacity and helps improve the comparability of our results between periods by eliminating the impact of non-cash depreciation and amortization expense. Adjusted EBITDA does not give effect to cash used for debt service requirements and thus does not reflect available funds for distributions, reinvestment or other discretionary uses. Adjusted EBITDA is not presented as an alternative measure of operating results or cash flows from operations, as determined in accordance with GAAP.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

The following table summarizes certain of the Company’s contractual obligations as of December 31, 2015:

	Payments due by period (in millions)
Contractual Obligations	Total	Within 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$329.8	$5.0	$14.4	$310.4	$—
Convertible notes	115.0	—	115.0	—	—
Interest payments on debt (a)	31.0	11.8	14.2	5.0	—
Operating leases	85.8	24.7	33.6	14.4	13.1
Capital leases	1.5	0.3	0.7	0.5	—
Purchase obligations (b)	108.5	84.0	24.4	0.1	—
Other long-term obligations (c)	53.6	13.1	19.1	4.7	16.7
Planned funding of pension and SERP (d)	19.3	10.5	3.5	1.0	4.3
Total	$744.5	$149.4	$224.9	$336.1	$34.1

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

Off-Balance Sheet Arrangements

The following table summarizes our off-balance sheet arrangements:

	Payments due by period (in millions)
	Total	Within 1 year	1-3 years	3-5 years	More than 5 years
Acquisition earn-out (1)	$1.6	$1.6	$—	$—	$—
Total	$1.6	$1.6	$—	$—	$—

(1)
The obligation to pay earn-out amounts depends upon the attainment of specific milestones by an aerospace operating unit acquired in 2002. To date we have paid $23.4 million in earn-outs of the total potential amount of $25.0 million for this acquisition.

As of December 31, 2015, we had $5.9 million of outstanding standby letters of credit under the Credit Agreement.

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

While we do not believe there is a reasonable likelihood there will be a material change in estimates or assumptions used to calculate our long-term revenues and costs, estimating the percentage of work complete on certain programs is a complex task. As a result, changes to these estimates could have a significant impact on our results of operations. These programs include the Sikorsky BLACK HAWK program, the JPF program, the K-MAX® program, the Boeing A-10 program, the AH-1Z program, and our other Bell Helicopter programs and several other programs. Estimating the ultimate total cost of these programs is challenging due to the complexity of the programs, unanticipated increases in production requirements, the nature of the materials needed to complete these programs, change orders related to the programs and the need to manage our customers’ expectations. These programs are an important element in our continuing strategy to increase operating efficiencies and profitability as well as broaden our business base. Management continues to monitor and update program cost estimates quarterly for these contracts. A significant change in an estimate on one or more of these programs could have a material effect on our financial position and results of operations. The net increase in our operating income from changes in contract estimates totaled $4.8 million for the year ended December 31, 2015. The net increase in our operating income from changes in contract estimates totaled $1.9 million for the year ended December 31, 2014. The net decrease in our operating income from changes in contract estimates totaled $3.0 million for the year ended December 31, 2013.

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

As of December 31, 2015 and 2014, our allowance for doubtful accounts was $3.0 million and $3.2 million, respectively. Receivables written off, net of recoveries, in 2015 and 2014 were $2.0 million and $1.9 million, respectively.

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

The process for evaluating inventory obsolescence or market value often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business. We adjust our inventory by the difference between the estimated market value and the actual cost of our inventory to arrive at net realizable value. Changes in estimates of future sales volume may necessitate future write-downs of inventory value. The K-MAX® inventory balance, consisting of work in process and finished goods, was $14.9 million as of December 31, 2015. We believe it is stated at net realizable value, although lack of demand for spare parts in the future could result in additional write-downs of the inventory value. Overall, management believes that our inventory is appropriately valued and not subject to further obsolescence in the near term.

Management believes $4.8 million of the SH-2G(I) inventory will be sold after December 31, 2016. This balance represents spares requirements and inventory to be used in SH-2G programs.

Inventory valuation at our Distribution segment generally requires less subjective management judgment than the valuation of certain inventory in the Aerospace segment.

Management reviews the K-MAX® inventory balance on an annual basis to determine whether any additional write-downs are necessary. If such a write-down were to occur, this could have a significant impact on our operating results. A 10% write-down of the December 31, 2015, inventory balance would have affected pre-tax earnings by approximately $1.5 million in 2015.

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
In accordance with generally accepted accounting principles, we test goodwill for impairment at the reporting unit level. The identification and measurement of goodwill impairment involves the estimation of fair value of the reporting unit as compared to its carrying value. In the Distribution segment, this testing is conducted at the segment level as no components represent reporting units. In the Aerospace segment, testing is conducted one level below the segment level, and components are not aggregated for purposes of goodwill testing.

The carrying value of goodwill as of December 31, 2015, was $149.2 million and $203.5 million for the Distribution and Aerospace segments, respectively. The specific Aerospace reporting units contributing to the total goodwill balance were as follows: Precision Products Orlando facility ("KPP-Orlando"), $39.8 million; Specialty Bearings RWG Germany GmbH ("RWG"), $5.9 million; EXTEX Engineered Products ("EXTEX"), $14.5 million; GRW Bearings ("GRW"), $89.0 million; and Aerosystems, $54.3 million. During 2015, it was determined that the two-step impairment test would be performed for all reporting units carrying goodwill. See Note 9, Goodwill and Other Intangible Assets, Net, in the Notes to Consolidated Financial Statements for additional information regarding these assets.

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

For step one of the two-step impairment test, management estimated the fair value of the reporting units using an income methodology based on management's estimates of forecasted cash flows, with those cash flows discounted to present value using rates commensurate with the risks associated with those cash flows. In addition, management used a market-based valuation method involving analysis of market multiples of revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) for (i) a group of comparable public companies and (ii) recent transactions, if any, involving comparable companies. In estimating the fair value of the reporting units, a weighting of 80% to the income approach and 20% to the market-based valuation method was selected, consistent with the prior year. A higher weighting was applied to the estimate derived from the income approach as it is based on Management's assumptions specific for the reporting units, which are the outcome of an internal planning process. While the guideline companies in the market based valuation method have comparability to the reporting units, they may not fully reflect the market share, product portfolio and operations of the reporting units.

For each reporting unit, we performed the Step 1 test and the percentage by which the fair value exceeded the carrying value was in excess of 13%. A decrease of 1% in our terminal growth rate or an increase of 1% in our discount rate would not result in a fair value calculation less than the carrying value.

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
The carrying value of other intangible assets as of December 31, 2015, was $53.4 million and $91.4 million for the Distribution and Aerospace segments, respectively.

As a result of our Aerospace acquisitions, RWG, EXTEX and GRW was reorganized under the single management team of Kaman Specialty Bearings and Engineered Products. This new reporting unit will be the basis for our annual test for goodwill impairment in 2016.

In performing our step one test for the reporting units, we used an assumed terminal growth rate of 3.0%. The discount rate utilized to reflect the risk and uncertainty in the financial markets and specifically in our internally developed earnings projections ranged from 9.5% - 11.0% for these reporting units. Changes in these estimates and assumptions could materially affect the results of our tests for goodwill impairment.

Under Step 2, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The results of the Step 1 tests indicated that the Company did not need to proceed to Step 2.

We do not currently believe there to be a reasonable likelihood that actual results will vary materially from estimates and assumptions used to test goodwill and other intangible assets for impairment losses. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

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
LTIP awards provide certain senior executives an opportunity to receive award payments, generally in cash. For each performance cycle, the Company’s financial results are compared to the Russell 2000 indices for the same periods based upon the following: (a) average return on total capital, (b) earnings per share growth and (c) total return to shareholders. No awards will be payable if the Company’s performance is in the bottom quartile of the designated indices. The maximum award is payable if performance reaches the 75th percentile of the designated indices. Awards will be paid out at 100% at the 50th percentile. Awards for performance between the 25th and 75th percentiles are determined by straight-line interpolation between 0% and 200%.
In order to estimate the liability associated with LTIP awards, management must make assumptions as to how our current performance compares to current Russell 2000 data based upon the Russell 2000’s historical results. This analysis is performed on a quarterly basis. When sufficient Russell 2000 data for a year is available, which typically will not be until May or June of the following year, management will adjust the liability to reflect its best estimate of the total award. Actual results could differ significantly from management’s estimates. The total estimated liability as of December 31, 2015, was $15.1 million.

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

If actual results are not consistent with the assumptions used, the share-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the share-based compensation. A 10% change in our share-based compensation expense for the year ended December 31, 2015, would have affected pre-tax earnings by approximately $0.6 million in 2015. Due to the timing of availability of the Russell 2000 data, there is a risk that the amount we have recorded as LTIP expense could be different from the actual payout. A 10.0 percentage point increase in the total performance factor earned for our LTIP would result in a reduction of 2015 pretax earnings of $1.5 million.

Pension Plans
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions

We maintain a qualified defined benefit pension, as well as a non-qualified Supplemental Employees Retirement Plan ("SERP") for certain key executives. See Note 14, Pension Plans, in the Notes to Consolidated Financial Statements included in this Form 10-K for further discussion of these plans.

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

For 2015 we utilized the weighted-average discount rate in the calculation of service and interest costs, both of which are components of pension expense. For 2016 we utilized a "spot rate approach" in the calculation of pension interest and service cost. The spot rate approach applies separate discount rates for each projected benefit payment in the calculation of pension interest and service cost. This calculation change is considered a change in accounting estimate and will be applied prospectively in 2016. The use of the spot rate approach is expected to result in a favorable impact to pension expense of $4.6 million in 2016 relative to what pension expense would have been had we not changed our approach.

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

Based upon this information, we used a 4.17% discount rate as of December 31, 2015, for the qualified defined benefit pension plan. This rate takes into consideration the participants in our pension plan and the anticipated payment stream as compared to the Citigroup Above Median Double-A Curve. For the SERP, we used the same methodology as the pension plan and derived a discount rate of 3.47% in 2015 for the benefit obligation. The difference in the discount rates is primarily due to the expected duration of SERP payments, which is shorter than the anticipated duration of benefit payments to be made to the average participant in the pension plan. The qualified defined benefit pension plan and SERP used discount rates of 3.80% and 3.15% at December 31, 2014, respectively, for purposes of calculating the benefit obligation.

The expected long-term rate of return on plan assets of 7.5% represents the average rate of earnings expected on the funds invested to provide for anticipated benefit payments. The expected return on assets assumption is developed based upon several factors. Such factors include current and expected target asset allocation, our historical experience of returns by asset class type, a risk premium and an inflation estimate.

A lower discount rate increases the present value of benefit obligations and increases pension expense. A one percentage point decrease in the assumed discount rate would have increased pension expense in 2015 by $8.4 million. A one percentage point increase in the assumed discount rate would have decreased pension expense in 2015 by $7.2 million.

A lower expected rate of return on pension plan assets would increase pension expense. For 2015 and 2014, the expected rate of return on plan assets was 7.5%. A one-percentage point increase/decrease in the assumed return on pension plan assets would have changed pension expense in 2015 by approximately $5.9 million. During 2015, the actual return on pension plan assets of (3.4%) was lower than our expected rate of return on pension plan assets of 7.5%.

Income Taxes
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions

Deferred tax assets and liabilities generally represent temporary differences between the recognition of tax benefits/expenses in our financial statements and the recognition of these tax benefits/expenses for tax purposes.

We establish reserves for deferred taxes when, despite our belief that our tax return positions are valid and defensible, we believe that certain positions may not prevail if challenged. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit or changes in tax legislation. Our effective tax rate includes the impact of reserve provisions and changes to reserves that we consider appropriate. This rate is then applied to our quarterly operating results. In the event that there is a significant unusual or one-time item recognized in our operating results, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or one-time item.

As of December 31, 2015, we had recognized $51.6 million of deferred tax assets, net of valuation allowances. A portion of this amount, $2.7 million, is related to a capital loss recorded on the disposition of our Distribution segment’s Mexico operations. The realization of these benefits is dependent in part on future taxable capital gains and tax planning strategies designed to realize the benefit associated with the capital loss. For those jurisdictions where the expiration of tax loss or credit carryforwards or the projection of operating results indicates that realization is not likely, a valuation allowance is provided.

Management believes that sufficient income will be earned in the future to realize deferred income tax assets, net of valuation allowances recorded. The realization of these deferred tax assets can be impacted by changes to tax laws or statutory tax rates and future taxable income levels.

Our effective tax rate on earnings from continuing operations was 31.3% for 2015. Our effective tax rate is based on expected or reported income or loss, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions.

We do not anticipate a significant change in our unrecognized tax benefits within the next twelve months. We file tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including 2011. It is our policy to record interest and penalties on unrecognized tax benefits as income taxes.  A one percent increase/decrease in our tax rate would have affected our 2015 earnings by $0.9 million.

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

Environmental costs are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts with respect to each individual site, including existing technology, current laws and regulations and prior remediation experience. Conditions of the site must be monitored throughout the remediation process as numerous factors could affect the estimated liability, including, but not limited to, the discovery of geological formations affecting the behavior or movement of contaminants; soil conditions and soil chemistry affecting the degradation of contaminants; or the discovery of further sources or types of contaminants. Liabilities with fixed or readily determinable payment dates are discounted.

We believe that expenditures necessary to comply with the present regulations governing environmental protection will not have a material effect upon our competitive position, consolidated financial position, results of operations or cash flows.

At December 31, 2015, amounts accrued for known environmental remediation costs were $11.6 million. A 10% change in this accrual would have impacted pre-tax earnings by $1.2 million. Further information about our environmental costs is provided in Note 10, Environmental Costs, in the Notes to Consolidated Financial Statements.

RECENT ACCOUNTING STANDARDS

A summary of recent accounting standards is included in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

SELECTED QUARTERLY FINANCIAL DATA

	First	Second	Third	Fourth	Total
2015	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share amounts)
Net sales	$442,782	$446,324	$433,742	$452,277	$1,775,125
Gross profit	127,911	131,952	129,926	$127,445	517,234
Net earnings	12,749	21,691	17,224	$8,774	60,438
Basic earnings per share	0.47	0.80	0.63	0.32	2.22
Diluted earnings per share	0.46	0.77	0.62	0.32	2.17

	First	Second	Third	Fourth	Total
2014	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share amounts)
Net sales	$407,958	$453,018	$456,055	$477,931	$1,794,962
Gross profit	114,000	128,549	129,365	$136,025	507,939
Earnings from continuing operations	11,944	16,709	15,797	$21,330	65,780
Loss from discontinued operations, net of tax	(487)	(515)	(924)	$(998)	(2,924)
Gain on disposal of discontinued operations, net of tax	—	379	(94)	(5,269)	(4,984)
Net earnings	$11,457	$16,573	$14,779	$15,063	$57,872
Basic earnings (loss) per share:
From continuing operations	$0.45	$0.62	$0.58	$0.79	$2.43
From discontinued operations	(0.02)	(0.02)	(0.03)	(0.04)	(0.11)
From disposal of discontinued operations	—	0.01	—	(0.19)	(0.18)
Basic earnings per share	$0.43	$0.61	$0.55	$0.56	$2.14
Diluted earnings (loss) per share:
From continuing operations	$0.44	$0.61	$0.57	$0.77	$2.37
From discontinued operations	(0.02)	(0.02)	(0.04)	(0.04)	(0.11)
From disposal of discontinued operations	—	0.01	—	(0.19)	(0.18)
Diluted earnings per share	$0.42	$0.60	$0.53	$0.54	$2.08

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

Nonrecurring items within the 2015 quarterly results are as follows: fourth quarter, $4.0 million in expense associated with the resolution of matters related to our AH-1Z program, $3.0 million of expenses related to foreign currency transactions associated with the purchase of GRW, a $2.1 million loss related to the reversal of a portion of the tax benefit recognized in the second quarter due to tax law changes in December, and $1.5 million of costs associated with restructuring activities at our Distribution segment; second quarter, a $4.4 million gain related to the recognition of a tax benefit due to tax law changes, $0.6 million of severance costs at our Distribution segment; first quarter, $0.3 million of severance costs associated with our Distribution segment.

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

Foreign Currencies

We have manufacturing, sales, and distribution facilities in various locations throughout the world. As a result, we make investments and conduct business transactions denominated in various currencies, including the U.S. dollar, the British pound, the European euro, the Czech koruna and the Australian dollar. Total annual foreign sales from continuing operations, including foreign export sales, averaged approximately $250.8 million over the last three years. Foreign sales from continuing operations represented 15.6% of consolidated net sales from continuing operations in 2015. We estimate a hypothetical 10% adverse change in foreign currency exchange rates relative to the U.S dollar for 2015 would have had an unfavorable impact of $7.1 million on sales and a $0.3 million favorable impact on operating income. We manage foreign currency exposures that are associated with committed foreign currency purchases and sales and other assets and liabilities created in the normal course of business at the subsidiary operations level. Sometimes we may, through the use of forward contracts, hedge the price risk associated with committed and forecasted foreign denominated payments and rates. Historically the use of these forward contracts has been minimal. We do not use derivatives for speculative or trading purposes.

Interest Rates

Our primary exposure to interest rate risk results from our outstanding debt obligations. The level of fees and interest charged on revolving credit commitments and borrowings are based upon leverage levels and market interest rates.

Our principal debt facilities are contained within a variable rate credit agreement that provides a $600.0 million revolving credit facility and a $100.0 million term loan commitment. Both these agreements were entered into on May 6, 2015, and expire on May 6, 2020. Total average bank borrowings for 2015 were $192.5 million. The impact of a hypothetical 100 basis point increase in the interest rates on our average bank borrowings would have resulted in a $1.9 million increase in interest expense.

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

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Kaman Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of shareholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Kaman Corporation and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control over Financial Reporting, management has excluded G.C. Fabrication, Inc., Calkins Fluid Power, Inc., EXTEX Engineered Products, Inc., and GRW Bearing GmbH (the “Acquired Businesses”) from its assessment of internal control over financial reporting as of December 31, 2015 because these businesses were acquired by the Company through purchase business combinations during 2015. We have also excluded the Acquired Businesses from our audit of internal control over financial reporting. The Acquired Businesses are wholly-owned subsidiaries whose total assets and total revenues represent 17% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
February 29, 2016

CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$16,462	$12,411
Accounts receivable, net	238,102	234,648
Inventories	385,747	359,741
Deferred income taxes	—	25,888
Income tax refunds receivable	3,591	—
Other current assets	32,133	29,568
Total current assets	676,035	662,256
Property, plant and equipment, net of accumulated depreciation of $202,648 and $183,829, respectively	175,586	147,825
Goodwill	352,710	238,581
Other intangible assets, net	144,763	94,491
Deferred income taxes	66,815	34,784
Other assets	25,296	23,268
Total assets	$1,441,205	$1,201,205
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	5,000	10,000
Accounts payable – trade	121,044	116,787
Accrued salaries and wages	40,284	42,214
Advances on contracts	11,274	2,406
Other accruals and payables	58,761	47,583
Income taxes payable	326	2,734
Total current liabilities	236,689	221,724
Long-term debt, excluding current portion	435,821	271,232
Deferred income taxes	15,207	3,391
Underfunded pension	158,984	141,546
Other long-term liabilities	51,427	45,647
Commitments and contingencies (Note 16)
Shareholders' equity:
Preferred stock, $1 par value, 200,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; voting; 27,735,757 and 27,518,226 shares issued, respectively	27,736	27,518
Additional paid-in capital	156,803	145,845
Retained earnings	520,865	479,984
Accumulated other comprehensive income (loss)	(140,138)	(126,261)
Less 698,183 and 385,942 shares of common stock, respectively, held in treasury, at cost	(22,189)	(9,421)
Total shareholders’ equity	543,077	517,665
Total liabilities and shareholders’ equity	$1,441,205	$1,201,205

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts)

	For the Year Ended December 31,
	2015	2014	2013
Net sales	$1,775,125	$1,794,962	$1,653,921
Cost of sales	1,257,891	1,287,023	1,190,610
Gross profit	517,234	507,939	463,311
Selling, general and administrative expenses	413,043	397,199	357,752
Goodwill impairment	—	—	2,071
Net loss (gain) on sale of assets	(328)	233	142
Operating income from continuing operations	104,519	110,507	103,346
Interest expense, net	13,144	13,382	12,294
Other expense, net	3,386	623	398
Earnings from continuing operations before income taxes	87,989	96,502	90,654
Income tax expense	27,551	30,722	31,588
Earnings from continuing operations	60,438	65,780	59,066
Loss from discontinued operations, net of taxes	—	(2,924)	(2,386)
Gain (loss) on disposal of discontinued operations, net of taxes	—	(4,984)	420
Total loss from discontinued operations	—	(7,908)	(1,966)
Net earnings	$60,438	$57,872	$57,100
Earnings per share:
Basic earnings per share from continuing operations	$2.22	$2.43	$2.21
Basic loss per share from discontinued operations	—	(0.11)	(0.09)
Basic earnings (loss) per share from disposal of discontinued operations	—	(0.18)	0.02
Basic earnings per share	$2.22	$2.14	$2.14
Diluted earnings per share from continuing operations	$2.17	$2.37	$2.17
Diluted loss per share from discontinued operations	—	(0.11)	(0.09)
Diluted earnings (loss) per share from disposal of discontinued operations	—	(0.18)	0.02
Diluted earnings per share	$2.17	$2.08	$2.10
Weighted average shares outstanding:
Basic	27,177	27,053	26,744
Diluted	27,868	27,777	27,143
Dividends declared per share	$0.72	$0.64	$0.64

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands)

	For the Year Ended December 31,
	2015	2014	2013
Net earnings	$60,438	$57,872	$57,100
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(1,949)	(6,457)	2,296
Change in unrealized loss on derivative instruments, net of tax benefit (expense) of ($158), ($161), and $38, respectively	263	264	(61)
Pension plan adjustments, net of tax benefit (expense) of $7,382, $23,583, and ($23,933), respectively	(12,191)	(38,947)	38,234
Other comprehensive income (loss)	$(13,877)	$(45,140)	$40,469
Total comprehensive income	$46,561	$12,732	$97,569
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders'
	Shares	$	Capital	Earnings	Income (Loss)	Shares	$	Equity
Balance at December 31, 2012	26,881,257	$26,881	$122,522	$399,473	$(121,590)	277,473	$(7,093)	$420,193
Net earnings	—	—	—	57,100	—	—	—	57,100
Other comprehensive income	—	—	—	—	40,469	—	—	40,469
Dividends	—	—	—	(17,132)	—	—	—	(17,132)
Purchase of treasury shares	—	—	—	—	—	18,468	(644)	(644)
Employee stock plans,
net of tax expense of $543	216,510	217	6,076	—	—	(3,825)	40	6,333
Share-based compensation expense	92,155	92	4,919	—	—	38,371	(38)	4,973
Balance at December 31, 2013	27,189,922	$27,190	$133,517	$439,441	$(81,121)	330,487	$(7,735)	$511,292
Net earnings	—	—	—	57,872	—	—	—	57,872
Other comprehensive income	—	—	—	—	(45,140)	—	—	(45,140)
Dividends	—	—	—	(17,329)	—	—	—	(17,329)
Purchase of treasury shares	—	—	—	—	—	21,312	(853)	(853)
Employee stock plans,
net of tax expense of $834	235,233	235	6,992	—	—	16,352	(815)	6,412
Share-based compensation expense	93,071	93	5,336	—	—	17,791	(18)	5,411
Balance at December 31, 2014	27,518,226	$27,518	$145,845	$479,984	$(126,261)	385,942	$(9,421)	$517,665
Net earnings	—	—	—	60,438	—	—	—	60,438
Other comprehensive income	—	—	—	—	(13,877)	—	—	(13,877)
Dividends	—	—	—	(19,557)	—	—	—	(19,557)
Purchase of treasury shares	—	—	—	—	—	319,234	(12,836)	(12,836)
Employee stock plans,
net of tax expense of $327	137,037	137	4,649	—	—	(8,857)	70	4,856
Share-based compensation expense	80,494	81	6,309	—	—	1,864	(2)	6,388
Balance at December 31, 2015	27,735,757	$27,736	$156,803	$520,865	$(140,138)	698,183	$(22,189)	$543,077
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands)

	For the Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Earnings from continuing operations	$60,438	$65,780	$59,066
Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	37,729	36,209	31,555
Accretion of convertible notes discount	2,035	1,931	1,833
Provision for doubtful accounts	1,694	853	1,286
Net (gain) loss on sale of assets	(328)	233	142
Goodwill impairment	—	—	2,071
Net gain (loss) on derivative instruments	579	1,071	178
Stock compensation expense	6,388	5,411	4,973
Excess tax (expense) benefit from share-based compensation arrangements	(327)	(834)	(543)
Deferred income taxes	(1,281)	1,434	2,938
Changes in assets and liabilities, excluding effects of acquisitions/divestitures:
Accounts receivable	4,556	(23,876)	(22,565)
Inventories	(2,928)	30,181	(19,707)
Income tax refunds receivable	(3,463)	2,292	(2,297)
Other current assets	(2,823)	(2,560)	1,299
Accounts payable - trade	4,697	(3,858)	12,170
Accrued contract losses	2	(1,899)	(969)
Advances on contracts	8,868	(7,065)	7,570
Other accrued expenses and payables	(1,144)	6,746	(10,187)
Income taxes payable	(2,403)	4,455	(2,024)
Pension liabilities	(2,300)	(6,380)	(3,118)
Other long-term liabilities	(405)	(1,035)	1,169
Net cash provided by (used in) operating activities of continuing operations	109,584	109,089	64,840
Net cash provided by (used in) operating activities of discontinued operations	—	(2,902)	(1,892)
Net cash provided by (used in) operating activities	109,584	106,187	62,948
Cash flows from investing activities:
Proceeds from sale of assets	719	39	100
Proceeds from sale of discontinued operations	—	7,863	—
Expenditures for property, plant & equipment	(29,932)	(28,283)	(40,852)
Acquisition of businesses including earn out adjustments, net of cash acquired	(201,252)	(77,618)	(18,162)
Other, net	(2,143)	(2,060)	(2,305)
Cash provided by (used in) investing activities of continuing operations	(232,608)	(100,059)	(61,219)
Cash provided by (used in) investing activities of discontinued operations	—	3	(56)
Cash provided by (used in) investing activities	(232,608)	(100,056)	(61,275)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit agreements	143,025	15,788	22,720
Borrowings under Term Loan Facility	100,000	—	—
Debt repayment	(83,750)	(10,000)	(10,000)
Book overdraft	(3,462)	1,568	(9,878)
Proceeds from exercise of employee stock awards	4,856	6,411	6,333
Purchase of treasury shares	(12,836)	(853)	(644)
Dividends paid	(19,026)	(17,286)	(17,091)
Debt issuance costs	(1,348)	—	(98)
Windfall tax (expense) benefit	327	834	543
Other	(198)	—	—
Cash provided by (used in) financing activities of continuing operations	127,588	(3,538)	(8,115)
Cash provided by (used in) financing activities of discontinued operations	—	—	—
Cash provided by (used in) financing activities	127,588	(3,538)	(8,115)
Net increase (decrease) in cash and cash equivalents	4,564	2,593	(6,442)
Effect of exchange rate changes on cash and cash equivalents	(513)	(566)	233
Cash and cash equivalents at beginning of period	12,411	10,384	16,593
Cash and cash equivalents at end of period	$16,462	$12,411	$10,384
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015, 2014 and 2013

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The carrying amounts of these items, as well as trade accounts payable and notes payable, approximate fair value due to the short-term maturity of these instruments. At December 31, 2015 and 2014, no individual customer accounted for more than 10% of consolidated accounts receivable or consolidated net sales. Foreign sales associated with continuing operations were approximately 15.6%, 13.6% and 13.9% of the Company’s net sales in 2015, 2014 and 2013, respectively, and are concentrated in the United Kingdom, Germany, New Zealand and Asia.

Additional Cash Flow Information

Non-cash investing activities in 2015 include $5.4 million in earn-out payments to the former owners of an aerospace acquisition. The Company describes these earn-out payments in more detail in Note 3, Acquisitions. Non-cash financing activities in 2015 include an adjustment to other comprehensive income related to the underfunding of the pension and SERP plans and changes in the fair value of derivative financial instruments that qualified for hedge accounting. The total net adjustment was $11.9 million, net of tax of $7.2 million. Additionally, non-cash financing activities in 2015 include $4.9 million of dividends declared but not yet paid. Non-cash investing activities in 2014 include an accrual of $1.5 million for capital leases and $1.5 million in earn-out payments to the former owners of an aerospace acquisition. Non-cash financing activities in 2014 include an adjustment to other comprehensive income related to the underfunding of the pension and SERP plans and changes in the fair value of derivative financial instruments that qualified for hedge accounting. The total net adjustment was $38.7 million, net of tax of $23.4 million. Additionally, non-cash financing activities in 2014 include $4.3 million of dividends declared but not yet paid. Non-cash investing activities in 2013 include an accrual of $0.9 million for purchases of property and equipment and $3.5 million in earn-out payments to the former owners of an aerospace acquisition. Non-cash financing activities in 2013 include an adjustment to other comprehensive income related to the underfunding of the pension and SERP plans and changes in the fair value of derivative financial instruments that qualified for hedge accounting. The total adjustment was $39.0 million, net of tax of $23.6 million. The Company describes its pension obligations in more detail in Note 14, Pension Plans. Additionally, non-cash financing activities in 2013 include $4.3 million of dividends declared but not yet paid.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2015, 2014 and 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Sales and estimated profits under long-term contracts are generally recognized using the percentage-of-completion method of accounting, using as a measurement basis either the ratio that costs incurred bear to estimated total costs (after giving effect to estimates of costs to complete based upon most recent information for each contract) or units-of-delivery. Reviews of contracts are made routinely throughout their lives and the impact of revisions in profit estimates are recorded in the accounting period in which the revisions are made. Anticipated contract losses are charged to operations when they are probable. In cases where we have multiple contracts with a single customer, each contract is generally treated as a separate profit center and accounted for as such. Except in the case of contracts accounted for using the cost-to-cost method of percentage of completion accounting, revenues are recognized when the product has been shipped or delivered, depending upon when title and risk of loss have passed. For certain USG contracts delivery is deemed to have occurred when work is substantially complete and acceptance by the customer has occurred by execution of a Material Inspection and Receiving Report, DD Form 250 or Memorandum of Shipment.

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

Pre-contract costs incurred for items such as materials or tooling for anticipated contracts are included in inventory if recovery of such costs is considered probable. Thereafter, if the Company determines it will not be awarded an anticipated contract and the associated pre-contract costs cannot be applied to another program the costs are expensed immediately. Learning or start-up costs incurred in connection with existing or anticipated follow-on contracts are charged to the existing contract unless the terms of the contract permit recovery of these costs over a specific contractual term and provide for reimbursement if the contract is canceled. As of December 31, 2015 and 2014, approximately $2.4 million and $1.4 million, respectively, of pre-contract costs were included in inventory, which, in both cases, represented less than 1% of total inventory.

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
For the Years Ended December 31, 2015, 2014 and 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cost of Sales and Selling, General and Administrative Expenses - continued

Certain inventory related costs, including purchasing costs, receiving costs and inspection costs, for the Distribution segment are not included in cost of sales. For the years ended December 31, 2015, 2014 and 2013, $3.2 million, $3.4 million and $3.0 million, respectively, of such costs are included in general and administrative expenses.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments. These investments are liquid in nature and have original maturities of three months or less. Book overdraft positions, which occur when total outstanding issued checks exceed available cash balances at a single financial institution at the end of a reporting period, are reclassified to accounts payable within the consolidated balance sheets. At December 31, 2015 and 2014, the Company had book overdrafts of $4.0 million and $7.3 million, respectively, included in accounts payable.

Accounts Receivable

The Company has three types of accounts receivable: (a) Trade receivables, which consist of amounts billed and currently due from customers; (b) USG contracts, which consist of (1) amounts billed, and (2) costs and accrued profit – not billed; and (c) Commercial and other government contracts, which consist of (1) amounts billed, and (2) costs and accrued profit – not billed.

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
For the Years Ended December 31, 2015, 2014 and 2013

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

Goodwill and intangible assets with indefinite lives are evaluated annually for impairment in the fourth quarter, based on annual forecast information. Intangible assets with finite lives are amortized using the straight-line method over their estimated period of benefit. Goodwill and other intangible assets are reviewed for possible impairment whenever changes in conditions indicate that the fair value of a reporting unit is more likely than not below its carrying value. See Note 9, Goodwill and Other Intangible Assets, Net, for discussion of the goodwill impairment charge recorded in 2013. No such charges were recorded in 2015 or 2014.

Vendor Incentives

The Company’s Distribution segment enters into agreements with certain vendors providing for inventory purchase incentives that are generally earned upon achieving specified volume-purchasing levels. The Company recognizes rebate income relative to specific rebate programs as a reduction of the cost of inventory based on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress toward earning the rebate, provided that the amounts are probable and reasonably estimable. As of December 31, 2015 and 2014, total vendor incentive receivables, included in other current assets, were approximately $16.4 million and $17.7 million, respectively.

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
For the Years Ended December 31, 2015, 2014 and 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Self-Insured Retentions - continued

Liabilities associated with these claims are estimated in part by considering historical claims experience, severity factors and other actuarial assumptions. Projections of future losses are inherently uncertain because of the random nature of insurance claim occurrences and the potential for differences between actual developments and actuarial assumptions. Such self-insurance accruals will likely include claims for which the ultimate losses will be settled over a period of years.

Restructuring Costs

During the fourth quarter of 2015, the Company initiated restructuring activities at its Distribution segment in order to align the cost structure of the organization to its current revenue levels. Such actions include workforce reductions and the consolidation of field operations where its Distribution segment has multiple facilities in the same location.

The restructuring has resulted in net workforce reductions of 63 employees and the exiting of four facilities. As of December 31, 2015, we had communicated the workforce reductions to affected employees. The Company incurred all workforce reduction costs and facility related costs during 2015.

The following table summarizes the accrual balances by cost type for the 2015 restructuring actions:

	Severance	Other	Total
In thousands
Restructuring accrual balance at December 31, 2014	$—	$—	$—
Provision	1,044	452	1,496
Cash payments	(390)	(77)	(467)
Restructuring accrual balance at December 31, 2015	$654	$375	$1,029

The above accrual balance associated with severance is included in "Accrued salaries and wages" and the above accrual balance associated with other restructuring costs is included in "Other accruals and payables" on the Company's Consolidated Balance Sheet. Restructuring expense for 2015 is included in "Selling, general and administrative expenses" on the Company's Consolidated Statements of Operations.

Research and Development

Customer funded research expenditures (which are included in cost of sales) were $0.4 million in 2015, $1.6 million in 2014, and $3.3 million in 2013. Research and development costs not specifically covered by contracts are charged against income as incurred and included in selling, general and administrative expenses. Such costs amounted to $6.7 million, $6.7 million and $7.2 million in 2015, 2014 and 2013, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2015, 2014 and 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Pension Accounting

The Company accounts for its defined benefit pension plan by recognizing the overfunded or underfunded status of the plan, calculated as the difference between the plan assets and the projected benefit obligation, as an asset or liability on the balance sheet, with changes in the funded status recognized in comprehensive income in the year in which they occur.

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

Recent Accounting Standards

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. The objective of this standard update is to provide a complete and understandable representation of an entity’s leasing activities. This standard requires that lease assets and lease liabilities be recognized on the balance sheet and all key information about leasing arrangements be disclosed. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the potential impact of this standard on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities”. The objective of this standard update is to remove inconsistent practices with regards to the accounting for financial instruments between US GAAP and International Financial Reporting Standards (“IFRS”). The standard intends to improve the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2017. The Company does not expect these changes to have a material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes." The objective of this standard update is to improve the usefulness of the presentation of deferred income taxes. The new standard requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position to align the classification with the time period in which the recognized deferred tax amounts are expected to be recovered or settled. The update is effective for financial statement periods beginning after December 15, 2016; however, as permitted by ASU No. 2015-17, the Company elected to adopt this standard for the year ended December 31, 2015. Adoption of this standard did not have a material impact on the Company's consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2015, 2014 and 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Standards - continued

In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments.” This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard becomes effective the first quarter of fiscal year 2016 and early adoption is permitted. The Company elected to early adopt this standard which did not have a material impact on the Company’s financial statements.

In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which amends ASC 835-30, “Interest - Imputation of Interest”. The ASU clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit. These costs may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings under the arrangement. The standard becomes effective the first quarter of fiscal year 2016. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU No. 2015-03 amends the FASB Accounting Standards Codification (the "Codification") to require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related liability. Such treatment is consistent with the current presentation of debt discounts or premiums. As it stood prior to the amendment, debt issuance costs were reported in the balance sheet as an asset (i.e., a deferred charge), whereas debt discounts and premiums were, and continue to be, reported as deductions from or additions to the debt itself. Recognition and measurement guidance for debt issuance costs is not affected by these amendments to the Codification. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

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
For the Years Ended December 31, 2015, 2014 and 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Standards - continued

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (ASC Topic 606)." The objective of this standard update is to remove inconsistent practices with regards to revenue recognition between US GAAP and IFRS. The standard intends to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets.

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

In April 2014, the FASB issued ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This standard update requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity's financial results or a business activity classified as held for sale should be reported as discontinued operations. The standard also expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation. The provisions of this ASU are effective for annual periods beginning on or after December 15, 2014, and interim periods beginning on or after December 15, 2015. The adoption of this standard did not have a material impact on the Company's 2015 financial statements, and is not expected to have a material impact on the Company's financial statements in the future.

2. DISCONTINUED OPERATIONS

The following table provides information regarding the results of discontinued operations:

	For the year ended December 31,
	2015	2014	2013
In thousands
Net sales of discontinued operations	$—	$23,540	$27,885
Income from discontinued operations	—	(3,806)	(2,886)
Other income (expense) from discontinued operations	—	(353)	(292)
Earnings (loss) from discontinued operations before income taxes	—	(4,159)	(3,178)
Income tax benefit/(expense)	—	1,235	792
Earnings (loss) from discontinued operations before gain/(loss) on disposal	—	(2,924)	(2,386)
Gain/(loss) on disposal of discontinued operations	—	(7,567)	—
Income tax benefit/(expense)	—	2,583	420
Net gain (loss) on disposal of discontinued operations	—	(4,984)	420
Earnings (loss) from discontinued operations	$—	$(7,908)	$(1,966)

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

Canadian Operations Disposal

On December 31, 2012, the Company sold substantially all of the assets and liabilities of the Distribution segment's Canadian operations. During 2014, the Company recorded earnings from discontinued operations of $0.3 million due to a pension settlement that resulted from this disposal.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2015, 2014 and 2013

3. ACQUISITIONS

The following table illustrates cash paid for acquisitions:

	For the year ended December 31,
	2015	2014	2013
In thousands
Cash paid for acquisitions completed during the year	$196,395	$70,948	$17,284
Cash paid for holdback payments during the year	3,404	3,060	828
Earn-out and other payments during the year	1,453	3,610	50
Total cash paid for acquisitions	$201,252	$77,618	$18,162

2015 Acquisitions

On November 30, 2015, the Company acquired GRW Bearing GmbH ("GRW"), a German-based designer and manufacturer of super precision, miniature ball bearings, at a purchase price of approximately €134.1 million, net of cash acquired. GRW is focused on the demanding applications segment of the miniature ball bearings market, where low noise requirements, extreme temperatures, ultra-high speeds and/or caustic environments require both exceptional engineering design and continuous operating performance capabilities. GRW operates from two state-of-the-art production facilities in Rimpar, Germany and Prachatice, Czech Republic. GRW brings additional scale and new market segments to the Company's specialty bearing and engineered products lines. The businesses are aligned through a focus on solving the critical problems of original equipment manufacturer ("OEM") customers and achieving the highest standards of performance in the most demanding applications.

On October 21, 2015, the Company acquired Timken Alcor Aerospace Technologies, Inc. ("TAAT") of Mesa, Arizona, at a purchase price of approximately $44.5 million, net of cash acquired. TAAT, which was renamed EXTEX Engineered Products, Inc. ("EXTEX"), designs and supplies aftermarket parts to support businesses conducting maintenance, repair and overhauls in aerospace markets primarily located in North America. This acquisition strengthened the Company's position in the MRO market and provides synergy opportunities to leverage the Company's global sales organization to accelerate growth. EXTEX complements the aftermarket business of the Company's specialty bearings and engineered products lines.

On January 30, 2015, the Company acquired substantially all the operating assets of G.C. Fabrication, Inc. ("GCF") for a purchase price of approximately $9.5 million, net of cash acquired. Located in Northvale, New Jersey, GCF is a premier Schneider Electric/Square D distributor and carries a variety of electrical power, automation, process controls, specialized HVAC, water and wasterwater systems, communication and networking devices from a premier set of global manufacturers. The acquisition of GCF has expanded the Company's automation, control and energy product offerings into the New York metro market. This acquisition is immaterial to the Company's results of operations and financial position.

In addition to the above acquisitions, the Company's Distribution segment acquired substantially all the assets of Calkins Fluid Power, Inc. ("Calkins"), a small distributor of fluid power components and systems, on December 1, 2015.

These acquisitions were accounted for as purchase transactions. The assets acquired and liabilities assumed were recorded based on their fair values at the date of acquisition as follows (in thousands):

Cash	$6,345
Accounts receivable	10,786
Inventories	24,319
Property, plant and equipment	24,790
Other tangible assets	1,192
Goodwill	108,659
Other intangible assets	61,323
Liabilities	(33,920)
Net assets acquired	203,494
Less cash received	(6,345)
Net consideration	$197,149

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2015, 2014 and 2013

3. ACQUISITIONS (CONTINUED)

2015 Acquisitions - continued

The preliminary purchase price allocations for the acquisitions of GRW and EXTEX, completed during the fourth quarter of 2015, were based upon a preliminary valuation and our estimates and assumptions for these acquisitions are subject to change as we obtain additional information during the measurement period. The principle areas of these purchase price allocations that are not yet finalized relate to certain identifiable intangible assets, certain environmental matters, income and non-income based taxes and residual goodwill.

The goodwill associated with these acquisitions is tax deductible and is the result of expected synergies from combining the operations of the acquired businesses with the Company's operations and intangible assets that do not qualify for separate recognition, such as an assembled workforce. Included in the Consolidated Statements of Operations for the year ended December 31, 2015, is $26.1 million of revenue from these acquisitions.

The fair value of the identifiable intangible assets of $61.3 million, consisting of customer relationships, developed technologies, non-compete agreements, trade names and acquired backlog, was determined using the income approach. Specifically, the discounted cash flows method was utilized for the customer relationships, backlog and non-compete agreements and the relief-from-royalty method was utilized for the trade names and developed technology. The fair value of the customer relationships ($36.0 million) is being amortized on a straight-line basis over periods ranging from 6 to 26 years; the fair value of the developed technologies ($19.1 million) is being amortized over periods ranging from 10 to 20 years; the fair value of the non-compete agreements ($0.6 million) is being amortized over 1 year; the fair value of the trade names ($4.8 million) is being amortized over periods ranging from 3 to 15 years; and the fair value of the acquired backlog ($0.8 million) is being amortized over 2 years. These amortization periods represent the estimated useful lives of the assets.

The following table reflects the unaudited pro forma operating results of the Company for the years ended December 31, 2015 and 2014, which give effect to the acquisitions of GRW, EXTEX, GCF, and Calkins as if the companies had been acquired on January 1, 2014. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisitions been effective January 1, 2015 or 2014, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company and the four acquired businesses adjusted for certain items including depreciation and amortization expenses associated with the assets acquired and the Company’s expenses related to financing arrangements, with the related tax effects. The pro forma information does not include the effects of any synergies, cost reduction initiatives or anticipated integration costs related to the acquisitions.

	For the year ended December 31,
	2015	2014
In thousands
Net sales	$1,844,535	$1,895,990
Earnings from continuing operations	$69,450	$59,223
Net earnings	$69,450	$51,315

The pro forma earnings during the year ended December 31, 2015, were adjusted to exclude non-recurring items including acquisition-related costs and expenses related to the fair value adjustments to inventory. The pro forma earnings in 2014 were adjusted to include these items, reflecting acquisition-related costs of $4.2 million and expenses of $3.0 million related to adjustments to inventory.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2015, 2014 and 2013

3. ACQUISITIONS (CONTINUED)

2014 Acquisitions

On April 25, 2014, the Company acquired specific assets of B.W. Rogers Company and certain affiliated entities ("B.W. Rogers"). Headquartered in Akron, Ohio, B.W. Rogers operated from twenty-one locations in seven states from the Northeast to the Midwest. The acquisition of B.W. Rogers expanded the Company's capabilities in both the fluid power and automation and motion control product areas.

This acquisition was accounted for as a purchase transaction. The assets acquired and liabilities assumed were recorded based on their fair values at the date of acquisition as follows (in thousands):

Cash	$11
Accounts receivable, net	13,332
Inventories	9,614
Property, plant and equipment	850
Other tangible assets	784
Goodwill	37,804
Other intangible assets	16,870
Liabilities	(7,367)
Total of net assets acquired	71,898
Less cash received	(11)
Net consideration	$71,887

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

During the third quarter of 2014, the Company acquired a small distribution business that operates in the fluid power market as a Parker Hannifin distributor of pneumatic and hydraulic fluid power and motion control systems. The results of this operation are not material to the results of the Distribution segment.

Proforma results of operations have not been presented because the combined effects of the 2014 acquisitions were not material.

Contingency Payments - Aerospace

Included in acquisition costs are contingency payments to the former owners of the Aerospace Orlando operations acquired in 2003. These payments are based on the attainment of certain milestones, and over the term of the agreement could total $25.0 million. These contingency payments are recorded as additional goodwill and totaled $5.4 million, $1.5 million and $3.5 million during 2015, 2014 and 2013, respectively. Through December 31, 2015, the Company has recorded additional goodwill of $23.4 million related to these contingency payments. Payment of the $5.4 million recorded in 2015 will occur in the first quarter of 2016. The remaining $1.6 million of these contingency payments is expected to be earned by the former owners of the Aerospace Orlando facility in 2016 with final payment to occur in the first quarter of 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2015, 2014 and 2013

4. ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	At December 31,
	2015	2014
In thousands
Trade receivables	$144,616	$141,481
U.S. Government contracts:
Billed	20,289	21,909
Costs and accrued profit – not billed	4,248	1,581
Commercial and other government contracts:
Billed	68,066	51,166
Costs and accrued profit – not billed	3,872	21,719
Less allowance for doubtful accounts	(2,989)	(3,208)
Total	$238,102	$234,648

The increase in commercial and other government contracts billed is primarily related to receivables due under the JPF program. The decrease in commercial and other government contracts unbilled costs and accrued profits is primarily due to the receipt of payments under the SH-2G(I) New Zealand program.

Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	At December 31,
	2015	2014
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$900	$4,561
Total	$900	$4,561

The decrease in the above balance primarily relates to the receipt of payment from a customer for claims related to a composite aerostructures program.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2015, 2014 and 2013

5. FAIR VALUE MEASUREMENTS (CONTINUED)

The following table provides the carrying value and fair value of financial instruments that are not carried at fair value at December 31, 2015 and 2014:

	2015		2014
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Level 1	$111,058	$140,156	$109,024	$145,188
Level 2	329,763	305,681	172,208	164,204
Total	$440,821	$445,837	$281,232	$309,392

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

Recurring Fair Value Measurements

The Company holds derivative instruments for foreign exchange contracts and interest rate swaps that are measured at fair value using observable market inputs such as forward rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy and have been included in other current assets and other assets on the Consolidated Balance Sheet at December 31, 2015 and 2014. Based on the continued ability to trade and enter into forward contracts and interest rate swaps, we consider the markets for our fair value instruments to be active. These contracts are not material to the Company's Consolidated Financial Statements for the years ended December 31, 2015, 2014 and 2013.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of December 31, 2015, such credit risks have not had an adverse impact on the fair value of these instruments.

Nonrecurring Fair Value Measurements

Goodwill and indefinite-lived intangible assets are tested for possible impairment during the fourth quarter of each year. During 2013, management concluded that the carrying value of goodwill at its VT Composites reporting unit exceeded its fair value and, accordingly, recorded an impairment charge totaling $2.1 million to write down the goodwill to its implied fair value. After the $2.1 million charge there was $16.8 million of goodwill remaining for this reporting unit.

The nonrecurring fair value measurement for goodwill was developed using significant unobservable inputs (Level 3). For step-one of the impairment analysis, the primary valuation technique used was an income methodology based on management’s estimates of forecasted cash flows for each business unit, with those cash flows discounted to present value using rates commensurate with the risks associated with those cash flows. In addition, management used a market-based valuation method involving analysis of market multiples of revenues and EBITDA for a group of comparable public companies. Valuation methods used to determine the fair value of the reporting unit’s assets and liabilities in order to perform a purchase price allocation included the income and market approach depending on the nature of the asset/liability. Assumptions used by management were similar to those that would be used by market participants performing valuations of the reporting unit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2015, 2014 and 2013

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

Cash Flow Hedges

Interest Rate Swaps

The Company’s Term Loan Facility (“Term Loan”) contains floating rate obligations and is subject to interest rate fluctuations. During 2013, the Company entered into interest rate swap agreements for the purposes of hedging the eight quarterly variable-rate interest payments on its Term Loan due in 2014 and 2015. These interest rate swap agreements were designated as cash flow hedges and intended to manage interest rate risk associated with the Company’s variable-rate borrowings and minimize the impact on the Company's earnings and cash flows of interest rate fluctuations attributable to changes in LIBOR rates. These agreements are not material to the Company's Consolidated Financial Statements for the years ended December 31, 2015, 2014 and 2013. As of December 31, 2015, these interest rate swap agreements had all matured.

During 2015, we entered into interest rate swap agreements for the purposes of hedging the eight quarterly variable-rate Term Loan interest payments due in 2016 and 2017. Additionally, we entered into interest rate swap agreements to effectively convert $83.8 million of our variable rate revolving credit facility debt to a fixed interest rate. These interest rate swap agreements were designated as cash flow hedges and intended to manage interest rate risk associated with our variable-rate borrowings and minimize the impact on our earnings and cash flows of interest rate fluctuations attributable to changes in LIBOR rates. There was no interest expense associated with these interest rate swaps in 2015.

Forward Exchange Contracts

During the second quarter of 2014, the Company entered into forward exchange contracts designed to hedge forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on the Company's earnings and cash flows. These contracts were entered into as a result of forecasted foreign currency transactions associated with the New Zealand contract to deliver ten SH-2G(I) aircraft and were designated as cash flow hedges. During the third quarter of 2014, the Company dedesignated these forward contracts, due to a change in the timing of payments. These contracts were not material to the Company's Consolidated Financial Statements for the years ended December 31, 2015 and 2014.

During the fourth quarter of 2015, the Company entered into forward exchange contracts to minimize the impact of foreign currency fluctuations on the Company's earnings and cash flows. These contracts were entered into as a result of forecasted foreign currency transactions associated with a portion of the purchase price of GRW in the amount of €135.0 million. For the year ended December 31, 2015, the Company recorded expense of $2.2 million in Other expense related to the change in the value of these contracts from the date we entered into them to their settlement date. At the settlement date, the Company took delivery of the Euros and further decreases in the exchange rate resulted in expense of $0.8 million, recorded in Other expense, for the period of time between the settlement of the contracts and the closing of the acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2015, 2014 and 2013

7. INVENTORIES

Inventories consist of the following:

	At December 31,
	2015	2014
In thousands
Merchandise for resale	$161,691	$149,837
Raw materials	24,721	19,954
Contracts in process:
U.S. Government, net of progress payments of $28,812 and $8,590 in 2015 and 2014, respectively	88,345	106,036
Commercial and other government contracts	61,197	51,348
Other work in process (including certain general stock materials)	26,588	21,618
Finished goods	23,205	10,948
Total	$385,747	$359,741

General and administrative costs charged to inventory by Aerospace segment operations during 2015 and 2014 were $15.8 million and $39.2 million, respectively. The estimated amounts of general and administrative costs remaining in contracts in process at December 31, 2015 and 2014, are $13.5 million and $10.2 million, respectively. These estimates are based on the ratio of such costs to total costs of production.

The Company had inventory of $6.5 million and $7.4 million as of December 31, 2015 and 2014, respectively, on consignment at customer locations, the majority of which is located with Distribution segment customers.

Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $7.1 million and $13.3 million at December 31, 2015 and 2014, respectively. The reduction in this balance is due to the resolution of the of the AH-1Z claims as discussed further in Note 16, Commitments and Contingencies.

K-MAX® inventory of $14.9 million and $17.2 million as of December 31, 2015 and 2014, respectively, is included in contracts and other work in process inventory and finished goods. Management believes that a significant portion of this K-MAX® inventory will be sold after December 31, 2016, based upon the anticipation of additional aircraft manufacturing and supporting the fleet for the foreseeable future.

At December 31, 2015 and 2014, $9.0 million and $23.5 million, respectively, of SH-2G(I), formerly SH-2G(A), inventory was included on the Company's balance sheet in contracts and other work in process inventory. Management believes that approximately $4.8 million of the SH-2G(I) inventory will be sold after December 31, 2016. This balance represents spares requirements and inventory to be used in SH-2G programs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2015, 2014 and 2013

8. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is summarized as follows:

	At December 31,
	2015	2014
In thousands
Land	$14,115	$12,873
Buildings	93,465	79,477
Leasehold improvements	18,430	17,341
Machinery, office furniture and equipment	242,147	216,527
Construction in process	10,077	5,436
Total	378,234	331,654
Less accumulated depreciation	(202,648)	(183,829)
Property, plant and equipment, net	$175,586	$147,825

Depreciation expense was $24.1 million, $23.8 million and $20.8 million for 2015, 2014 and 2013, respectively.

Capital Leases

For the year ended December 31, 2015, $1.6 million of assets purchased under the Company's master leasing agreement with PNC and accounted for as capital leases was included in machinery, office furniture and equipment, with accumulated depreciation of $0.1 million. For the year ended December 31, 2014, $1.5 million of assets purchased under the Company's master leasing agreement with PNC and accounted for as capital leases was included in machinery, office furniture and equipment and construction in process. Depreciation expense associated with the capital leases was $0.1 million for 2015. There was no depreciation expense associated with the capital leases in 2014 and 2013. See Note 16, Commitments and Contingencies, for a discussion on the master leasing agreement.

9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company:

	2015			2014
	Distribution	Aerospace	Total	Distribution	Aerospace	Total
In thousands
Gross balance at beginning of period	$141,612	$113,221	$254,833	$105,637	$114,538	$220,175
Accumulated impairment	—	(16,252)	(16,252)	—	(16,252)	(16,252)
Net balance at beginning of period	141,612	96,969	238,581	105,637	98,286	203,923
Additions	7,592	106,488	114,080	38,033	1,532	39,565
Change in goodwill due to the disposal of Delamac	—	—	—	(2,014)	—	(2,014)
Impairments	—	—	—	—	—	—
Foreign currency translation	—	49	49	(44)	(2,849)	(2,893)
Net balance at end of period	$149,204	$203,506	$352,710	$141,612	$96,969	$238,581

Accumulated impairment at end of period	$—	$(16,252)	$(16,252)	$—	$(16,252)	$(16,252)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2015, 2014 and 2013

9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)

Goodwill - continued

The increase in the goodwill balance at the Company's Distribution segment relates to the acquisitions of GCF and Calkins in 2015. The addition to goodwill in the Company's Aerospace segment relates to the acquisitions of EXTEX and GRW in 2015 and an earnout payment associated with a previous acquisition. See Note 3, Acquisitions, for further discussion of these acquisitions.

2015 Analysis

In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), the Company evaluates goodwill for possible impairment on at least an annual basis. For the Company's 2015 annual assessment a Step 1 analysis was performed for all of its reporting units that carry goodwill. The result of these analyses indicated that the the Company did not need to proceed to Step 2, as the percentage by which the fair value exceeds the carrying value was greater than 13% for all reporting units. The Company performed a sensitivity analysis relative to the discount rate and growth rate selected and determined a decrease of 1% in the terminal growth rate or an increase of 1% in the discount rate would not result in a fair value calculation less than the carrying value for the reporting units.

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

The results of the Aerosystems Step 1 test indicated that the Company did not need to proceed to Step 2, as the percentage by which the fair value exceeded the carrying value was 16%. The Company performed a sensitivity analysis relative to the discount rate and growth rate selected and determined a decrease of 1% in the terminal growth rate or an increase of 1% in the discount rate would not result in a fair value calculation less than the carrying value for Aerosystems.

Other Intangible Assets

Other intangible assets consisted of:

		At December 31,		At December 31,
		2015		2014
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Customer lists / relationships	6-26 years	$158,831	$(41,445)	$123,005	$(31,868)
Developed technologies	10-20 years	19,055	(154)	—	—
Trademarks / trade names	3-15 years	8,478	(2,556)	3,546	(2,080)
Non-compete agreements and other	1-9 years	8,453	(6,006)	6,719	(4,948)
Patents	17 years	523	(416)	523	(406)
Total		$195,340	$(50,577)	$133,793	$(39,302)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2015, 2014 and 2013

9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)

Other Intangible Assets - continued

The increase in the other intangible assets balance at December 31, 2015, as compared to December 31, 2014, is primarily due to the acquisitions of GRW and EXTEX. See Note 3, Acquisitions, for further discussion of these acquisitions. Intangible asset amortization expense was $11.8 million, $10.6 million and $9.2 million in 2015, 2014 and 2013, respectively.

Estimated amortization expense for the next five years associated with intangible assets existing as of December 31, 2015, is as follows:

In thousands
2016	$18,289
2017	$16,851
2018	$15,913
2019	$14,804
2020	$14,245

In order to determine the useful life of acquired intangible assets, the Company considered numerous factors, most importantly the industry considerations associated with the acquired entities. The Company determined the amortization period for the acquired intangible assets for its acquisitions in 2015 and 2014 based primarily on an analysis of their historical customer sales attrition information and the period over which the asset delivers meaningful cash flow generation in support of the fair value of the asset.

10. ENVIRONMENTAL COSTS

The following table displays the activity and balances associated with accruals related to environmental costs included in other accruals and payables and other long-term liabilities:

	2015	2014
In thousands
Balance at January 1	$10,598	$11,531
Additions to accrual	4,731	1,865
Payments	(3,714)	(2,465)
Other	—	(307)
Changes in foreign currency exchange rates	(6)	(26)
Balance at December 31	$11,609	$10,598

The 2015 additions to accruals related to environmental costs primarily consist of approximately €3.8 million related to environmental remediation at the newly acquired Rimpar, Germany facility recorded in connection with the Company's purchase of GRW.

Bloomfield

In August 2008, the Company completed its purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from the U.S. Naval Air Systems Command ("NAVAIR") for many years. In connection with the purchase, the Company has assumed responsibility for environmental remediation at the facility as may be required under the Connecticut Transfer Act (the “Transfer Act”) and it continues the effort to define the scope of the remediation that will be required by the Connecticut Department of Environmental Protection (“CTDEP”). The transaction was recorded by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8% to its present value. The fair value of the Navy Property asset, which at that time approximated the discounted present value of the assumed environmental liability of $10.3 million, is included in Property, plant and equipment, net. This remediation process will take many years to complete.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2015, 2014 and 2013

10. ENVIRONMENTAL COSTS (CONTINUED)

Bloomfield - continued

The following represents estimated future payments for the undiscounted environmental remediation liability related to the Bloomfield campus as of December 31, 2015:

In thousands
2016	$902
2017	1,003
2018	403
2019	451
2020	171
Thereafter	5,188
Total	$8,118

Other

During 2014, the Company sold its former manufacturing facility in Moosup, Connecticut to TD Development, LLC. In connection with the sale, the Company agreed to contribute $4.0 million in cash to an escrow account over a four-year period to fund environmental remediation work that is expected to be performed on the site. The Company currently has $2.4 million accrued representing the unpaid portion of this contribution payable to TD Development.

The Company's environmental accrual also includes estimated environmental remediation costs that the Company expects to incur at the former Music segment’s New Hartford, CT facility, the Aerospace segment’s U.K. Composites facilities and its newly acquired facility in Rimpar, Germany. The Company continues to assess the work that may be required at each of these facilities, which may result in a change to this accrual. For further discussion of these matters, see Note 16, Commitments and Contingencies.

11. DEBT

Long-Term Debt

The Company has long-term debt as follows:

	At December 31,
	2015	2014
In thousands
Revolving credit agreement	$233,513	$92,208
Term loan	96,250	80,000
Convertible notes	111,058	109,024
Total	440,821	281,232
Less current portion	5,000	10,000
Total excluding current portion	$435,821	$271,232

The weighted average interest rate on long-term borrowings outstanding as of December 31, 2015 and 2014, was 2.08% and 2.31%, respectively.

For the year ended December 31, 2015, $1.1 million of liabilities associated with our capital leases are included in other long-term liabilities. See note 16, Commitments and Contingencies, for a discussion of the master leasing agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2015, 2014 and 2013

11. DEBT (CONTINUED)

Long-Term Debt - continued

The aggregate annual maturities of long-term debt for each of the next five years are approximately as follows:

In thousands
2016	$5,000
2017	121,875
2018	7,500
2019	9,375
2020	301,013

In the above table, the total principal of the Convertible Notes of $115.0 million is included in the amount due in 2017. The carrying value of the Convertible Notes at December 31, 2015, is $111.0 million.

Revolving Credit and Term Loan Agreements

On May 6, 2015, the Company closed on an amended and restated $700.0 million Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank N.A., as Administrative Agent, Bank of America, N.A. and Citizens Bank, N.A. as Co-Syndication Agents and SunTrust Bank, Keybank National Association, TD Bank, N.A., Branch Banking & Trust Company and Fifth Third Bank, as Co-Documentation Agents. The Credit Agreement amends and restates the Company's previously existing credit facility in its entirety to, among other things: (i) extend the maturity date to May 6, 2020; (ii) increase the aggregate amount of revolving commitments from $400.0 million to $600.0 million; (iii) reinstate the aggregate amount of outstanding Term Loans to $100.0 million; (iv) modify the affirmative and negative covenants set forth in the facility; and (v) effectuate a number of additional modifications to the terms and provisions of the facility, including its pricing. Capitalized terms used but not defined within this Note 11, Debt shall have the meanings ascribed thereto in the Credit Agreement.

The term loan commitment requires quarterly payments of principal (which commenced on June 30, 2015) at the rate of $1.25 million, increasing to $1.875 million on June 30, 2017, and then to $2.5 million on June 30, 2019, with $65.0 million payable in the final quarter of the facility's term. The facility includes an accordion feature that allows the Company to increase the aggregate amount available up to $900.0 million with additional commitments from the Lenders.

The revolving credit facility permits the Company to pay cash dividends. The Lenders have been granted a security interest in substantially all of the Company’s and its domestic subsidiaries’ personal property and other assets (including intellectual property but excluding real estate), including a pledge of 66% of the Company’s equity interest in certain foreign subsidiaries and 100% of the Company’s equity interest in its domestic subsidiaries, as collateral for the Company’s obligations under the Credit Agreement. At December 31, 2015, there was $233.5 million outstanding under the Credit Agreement, excluding letters of credit, with $259.9 million available for borrowing. Letters of credit are considered borrowings for purposes of the Credit Agreement. A total of $5.9 million in letters of credit was outstanding under the Credit Agreement at December 31, 2015. At December 31, 2014, there was $92.2 million outstanding under the Revolving Credit Agreement, excluding letters of credit, with $248.6 million available for borrowing. A total of $59.2 million in letters of credit was outstanding under the Revolving Credit Agreement at December 31, 2014, $54.5 million of which related to the New Zealand SH-2G(I) sales contract.

Interest rates on amounts outstanding under the Credit Agreement are variable, and are determined based on the Consolidated Senior Secured Leverage Ratio, as defined in the Credit Agreement. At December 31, 2015, the interest rate for the outstanding amounts on both the revolving credit facility and term loan commitment was 1.67%. At December 31, 2014, the interest rate for the outstanding amounts on both the former Revolving Credit Agreement and former Term Loan Agreement was 1.70%. In addition, the Company is required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.175% to 0.300% per annum, based on the Consolidated Senior Secured Leverage Ratio. Fees for outstanding letters of credit range from 1.25% to 2.00%, based on the Consolidated Senior Secured Leverage Ratio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2015, 2014 and 2013

11. DEBT (CONTINUED)

Revolving Credit and Term Loan Agreements - continued

The financial covenants associated with the Credit Agreement include a requirement that (i) the Consolidated Senior Leverage Ratio cannot be greater than 3.50 to 1.00, with an election to increase the maximum to 3.75 to 1.00 for four consecutive quarters, in connection with a Permitted Acquisition with consideration in excess of $125.0 million; (ii) the Consolidated Total Leverage Ratio, as defined in the Credit Agreement, cannot be greater than 4.00 to 1.00, with an election to increase the maximum to 4.25 to 1.00 for four consecutive quarters, in connection with a Permitted Acquisition with consideration in excess of $125.0 million; (iii) the Consolidated Interest Coverage Ratio cannot be less than 4.00 to 1.00; and (iv) Liquidity: (a) as of the last day of the fiscal quarter of the Company ending two full fiscal quarters prior to the stated maturity of the Specified Convertible Notes, cannot be less than an amount equal to 50% of the outstanding principal amount of the Specified Convertible Notes, and (b) as of the last day of each fiscal quarter of the Company ending thereafter, cannot be less than an amount equal to the outstanding principal amount of the Specified Convertible Notes as of such day. The Company was in compliance with those financial covenants as of and for the quarter ended December 31, 2015, and management does not anticipate noncompliance in the foreseeable future.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2015, 2014 and 2013

11. DEBT (CONTINUED)

Convertible Notes - continued

The following table illustrates the conversion rate at each date:

	December 31, 2015	December 31, 2014
Convertible Notes
Conversion Rate per $1,000 principal amount (1)	29.8059	29.6876
Conversion Price (2)	$33.5504	$33.6841
Contingent Conversion Price (3)	$43.62	$43.79
Aggregate shares to be issued upon conversion (4)	3,427,679	3,414,074
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
(2) Represents $1,000 divided by the conversion rate as of such date. The conversion price reflects the strike price of the embedded option within the Convertible Note. Were the Company's share price to exceed the conversion price at conversion the noteholders would be entitled to receive additional consideration either in cash, shares or a combination thereof, the form of which is at the sole discretion of the Company.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2015, 2014 and 2013

11. DEBT (CONTINUED)

Convertible Notes - continued

The following table illustrates the warrant price at each date:

	December 31, 2015	December 31, 2014
Warrants
Warrant Price	$43.87	$44.05

ASC 815 provides that contracts are initially classified as equity if (1) the contract requires physical settlement or net-share settlement, or (2) the contract gives the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The settlement terms of our purchased call options and sold warrant contracts require net-share settlement. Based on the guidance in ASC 815, the purchased call option contracts were recorded as a reduction of equity and the warrants were recorded as an addition to equity as of the trade date. ASC 815 states that a reporting entity shall not consider contracts to be derivative instruments if the contract issued or held by the reporting entity is both indexed to its own stock and classified in shareholders' equity in its balance sheet. The Company concluded the purchased call option contracts and the warrant contracts should be accounted for in shareholders' equity and are therefore not to be considered derivative instruments.

ASC 470-20 "Debt with Conversion and Other Options" (“ASC 470-20”), clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. ASC 470-20 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflects the issuer's non-convertible debt borrowing rate which interest costs are to be recognized in subsequent periods. The note payable principal balance at the date of issuance of $115.0 million was bifurcated into the debt component of $101.7 million and the equity component of $13.3 million. The difference between the note payable principal balance and the value of the debt component is being accreted to interest expense over the term of the notes. The debt component was recognized at the present value of associated cash flows discounted using a 5.25% discount rate, the borrowing rate at the date of issuance for a similar debt instrument without a conversion feature. The Company incurred $3.6 million of debt issuance costs in connection with the sale of the Convertible Notes, of which $0.5 million was recorded as an offset to additional paid-in capital. The balance, $3.1 million, is being amortized over the term of the notes. Total amortization expense for each of the years ended December 31, 2015, 2014, and 2013 was $0.5 million.

The carrying amount of the equity component and the principal amount of the liability component, the unamortized discount, and the net carrying amount of the liability are as follows:

	December 31, 2015	December 31, 2014
In thousands
Principal amount of liability	$115,000	$115,000
Unamortized discount	3,942	5,976
Carrying value of liability	$111,058	$109,024

Equity component	$13,329	$13,329

As of December 31, 2015, the "if converted value" exceeds the principal amount of the Convertible Notes by $19.7 million since the closing price of the Company's Common Stock was $40.81 compared to the conversion price of $33.55 for the Convertible Notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2015, 2014 and 2013

11. DEBT (CONTINUED)

Convertible Notes - continued

Interest expense associated with the Convertible Notes consisted of the following:

	For the year ended December 31,
	2015	2014	2013
In thousands
Contractual coupon rate of interest	$3,738	$3,738	$3,738
Accretion of convertible notes discount	2,035	1,931	1,833
Interest expense - convertible notes	$5,773	$5,669	$5,571

Debt Issuance Costs

In 2015, the Company incurred $2.3 million in debt issuance costs in connection with the Credit Agreement. These costs have been capitalized and will be amortized over the term of the agreement. Total amortization expense for the year ended December 31, 2015, was $1.0 million. Total amortization expense for the years ended December 31, 2014 and 2013, was $1.1 million each year.

Interest Payments

Cash payments for interest were $11.4 million, $11.9 million and $11.3 million in 2015, 2014 and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2015, 2014 and 2013

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are shown below:

	2015	2014
In thousands
Foreign currency translation:
Beginning balance	$(20,676)	$(14,219)
Net loss on foreign currency translation	(1,949)	(3,833)
Reclassification to net income	—	(2,624)
Other comprehensive loss	(1,949)	(6,457)
Ending balance	$(22,625)	$(20,676)

Pension and other post-retirement benefits (a):
Beginning balance	$(105,264)	$(66,317)
Reclassification to net income
Amortization of prior service cost, net of tax expense of $21 and $37, respectively	36	61
Amortization of net loss, net of tax expense of $3,823 and $1,583, respectively	6,315	2,614
Change in net gain, net of tax benefit of $11,226 and $25,203, respectively	(18,542)	(41,622)
Other comprehensive loss, net of tax benefit	(12,191)	(38,947)
Ending balance	$(117,455)	$(105,264)

Derivative instruments (b):
Beginning balance	$(321)	$(585)
Net loss on derivative instruments, net of tax benefit of $66 and $162, respectively	(108)	(268)
Reclassification to net income, net of tax expense of $224 and $323, respectively	371	532
Other comprehensive income, net of tax	263	264
Ending balance	$(58)	$(321)

Total accumulated other comprehensive income (loss)	$(140,138)	$(126,261)
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 14, Pension Plans for additional information)
(b) See Note 6, Derivative Financial Instruments, for additional information regarding our derivative instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2015, 2014 and 2013

13. INCOME TAXES

The components of income tax expense (benefit) associated with continuing operations are as follows:

	For the year ended December 31,
	2015	2014	2013
In thousands
Current:
Federal	$25,170	$26,296	$21,916
State	349	(796)	3,731
Foreign	931	905	1,768
	26,450	26,405	27,415
Deferred:
Federal	5,474	5,256	5,688
State	(2,682)	(380)	(270)
Foreign	(1,691)	(559)	(1,245)
	1,101	4,317	4,173
Total	$27,551	$30,722	$31,588

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

	At December 31,
	2015	2014
In thousands
Deferred tax assets:
Deferred employee benefits	$83,390	$75,026
Inventories	9,410	10,332
Tax loss and credit carryforwards	19,529	9,895
Accrued liabilities and other items	12,491	15,104
Total deferred tax assets	124,820	110,357
Deferred tax liabilities:
Property, plant and equipment	(17,178)	(15,666)
Intangibles	(42,717)	(29,693)
Other items	(2,195)	(3,096)
Total deferred tax liabilities	(62,090)	(48,455)
Net deferred tax assets before valuation allowance	62,730	61,902
Valuation allowance	(11,122)	(4,694)
Net deferred tax assets after valuation allowance	$51,608	$57,208

The Company adopted FASB Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes, during the fourth quarter of the year ended December 31, 2015. The update simplifies the presentation of deferred taxes on the balance sheet by requiring that all deferred taxes be classified as noncurrent. The amounts shown for 2014 have not been adjusted. The $6.4 million change in the valuation allowance from December 31, 2014, to December 31, 2015, primarily relates to tax attributes acquired with GRW, which the Company has determined cannot be said to be more likely than not to be realized, partially offset by the reversal of valuation allowances relating to certain state loss carryforwards, no longer deemed to be necessary due to changes in tax laws. Valuation allowances reduced the deferred tax asset attributable to state loss and credit carryforwards to an amount that, based upon all available information, is more likely than not to be realized. Reversal of the valuation allowance is contingent upon the recognition of future taxable income in the respective jurisdictions or changes in circumstances which cause the realization of the benefits of carryforwards to become more likely than not.

A portion of the net deferred tax assets, $2.7 million, is related to a capital loss recorded on the disposition of the Company's Distribution segment’s Mexico operations. The realization of these benefits is dependent in part on future taxable capital gains.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2015, 2014 and 2013

13. INCOME TAXES (CONTINUED)

Pre-tax income (loss) from foreign operations amounted to $(4.3) million, $(2.3) million and $(3.0) million in 2015, 2014 and 2013, respectively. U.S. income taxes have not been provided on $27.5 million of undistributed earnings of foreign subsidiaries since it is the Company’s intention to permanently reinvest such earnings or to distribute them only when it is tax efficient to do so. It is impracticable to estimate the total tax liability, if any, that would be created by the future distribution of these earnings.

The provision for income taxes associated with continuing operations differs from that computed at the federal statutory corporate tax rate as follows:

	For the year ended December 31,
	2015	2014	2013
In thousands
Federal tax at 35% statutory rate	$30,796	$33,776	$31,729
State income taxes, net of federal benefit	(1,517)	(765)	2,250
Tax effect of:
Section 199 Manufacturing deduction	(2,275)	(2,000)	(2,200)
Other, net	547	(289)	(191)
Income tax expense	$27,551	$30,722	$31,588

The Company records a benefit for uncertain tax positions in the financial statements only when it determines it is more likely than not that such a position will be sustained upon examination by taxing authorities. Unrecognized tax benefits represent the difference between the position taken and the benefit reflected in the financial statements. On December 31, 2015, 2014 and 2013 the total liability for unrecognized tax benefits was $3.0 million, $2.4 million and $2.3 million, respectively (including interest and penalties of $0.5 million in 2015, $0.3 million in 2014 and $0.6 million in 2013).  The change in the liability for 2015, 2014 and 2013 is explained as follows:

	2015	2014	2013
In thousands
Balance at January 1	$2,441	$2,302	$3,886
Additions based on current year tax positions	117	512	364
Changes for tax positions of prior years	(160)	33	(907)
Settlements	19	(165)	(264)
Additions due to acquired business	954	—	414
Reductions due to lapses in statutes of limitation	(375)	(241)	(1,191)
Balance at December 31	$2,996	$2,441	$2,302

Included in unrecognized tax benefits at December 31, 2015, were items approximating $1.4 million that, if recognized, would favorably affect the Company’s effective tax rate in future periods. The Company files tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including 2011. During 2015, 2014 and 2013, $0.1 million or less of interest and penalties was recognized each year as a component of income tax expense. It is the Company’s policy to record interest and penalties on unrecognized tax benefits as income taxes.

Cash payments for income taxes, net of refunds, were $35.7 million, $22.8 million, and $33.1 million in 2015, 2014 and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2015, 2014 and 2013

14. PENSION PLANS

The Company has a non-contributory qualified defined benefit pension plan (the “Qualified Pension Plan”). On February 23, 2010, the Company’s Board of Directors approved an amendment to the Qualified Pension Plan that, among other things, closed the Qualified Pension Plan to all new hires on or after March 1, 2010, and changed the benefit calculation for existing employees related to pay and years of service. Specifically, changes in pay would be taken into account for benefit calculation purposes until the end of calendar year 2010, the benefit formula was improved to use the highest five years out of the last ten years of service up to December 31, 2010, whether consecutive or not, and years of service would continue to be added for purposes of the benefit calculations through December 31, 2015, with no further accrual of benefits for service thereafter except for vesting purposes. Effective December 31, 2015, the qualified pension plan was frozen with respect to future benefit accruals. Under U.S. Government Cost Accounting Standard (“CAS”) 413 the Company must determine the USG’s share of any pension curtailment adjustment calculated in accordance with CAS. Such adjustments may result in an amount due to the USG for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position.

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

Obligations and Funded Status

The changes in the actuarial present value of the projected benefit obligation and fair value of plan assets are as follows:

	For the year ended December 31,
	Qualified Pension Plan		SERP
	2015	2014	2015	2014
In thousands
Projected benefit obligation at beginning of year	$738,279	$641,235	$10,349	$9,910
Service cost	14,131	11,759	206	256
Interest cost	27,514	28,835	318	342
Actuarial liability (gain) loss (a)	(36,245)	84,848	(155)	660
Benefit payments	(30,837)	(28,398)	(534)	(819)
Projected benefit obligation at end of year	$712,842	$738,279	$10,184	$10,349
Fair value of plan assets at beginning of year	$596,733	$555,400	$—	$—
Actual return on plan assets	(22,038)	59,731	—	—
Employer contributions	10,000	10,000	534	819
Benefit payments	(30,837)	(28,398)	(534)	(819)
Fair value of plan assets at end of year	$553,858	$596,733	$—	$—
Funded status at end of year	$(158,984)	$(141,546)	$(10,184)	$(10,349)
Accumulated benefit obligation	$712,842	$738,279	$10,184	$10,349
(a) The actuarial liability (gain)/loss amount for the qualified pension plan for 2015 and 2014 is principally due to the effect of changes in the discount rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2015, 2014 and 2013

14. PENSION PLANS (CONTINUED)

Obligations and Funded Status - continued

The Company has recorded liabilities related to our qualified pension plan and SERP as follows:

	At December 31,
	Qualified Pension Plan		SERP
	2015	2014	2015	2014
In thousands
Current liabilities (a)	$—	$—	$(530)	$(531)
Noncurrent liabilities	(158,984)	(141,546)	(9,654)	(9,818)
Total	$(158,984)	$(141,546)	$(10,184)	$(10,349)
(a) The current liabilities are included in other accruals and payables on the Consolidated Balance Sheets.

Certain amounts included in accumulated other comprehensive income on the Consolidated Balance Sheets represent costs that will be recognized as components of pension cost in future periods. These consist of:

	At December 31,
	Qualified Pension Plan		SERP
	2015	2014	2015	2014
In thousands
Unrecognized (gain) or loss	$187,331	$167,329	$1,236	$1,609
Unrecognized prior service cost	—	57	—	—
Amount included in accumulated other comprehensive income	$187,331	$167,386	$1,236	$1,609

The amount of unrecognized loss for the qualified pension plan and the SERP, respectively, that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year is estimated to be $12.5 million and $0.2 million. No amounts will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year related to the prior service cost for the qualified pension plan and the SERP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2015, 2014 and 2013

14. PENSION PLANS (CONTINUED)

Obligations and Funded Status - continued

The pension plan net periodic benefit costs on the Consolidated Statements of Operations and other amounts recognized in other comprehensive income (loss) on the Consolidated Statements of Comprehensive Income and Consolidated Statements of Shareholders’ Equity were computed using the projected unit credit actuarial cost method and included the following components:

	For the year ended December 31,
	Qualified Pension Plan			SERP
	2015	2014	2013	2015	2014	2013
In thousands
Service cost for benefits earned during the year	$14,131	$11,759	$14,347	$206	$256	$340
Interest cost on projected benefit obligation	27,514	28,835	25,596	318	342	311
Expected return on plan assets	(44,130)	(41,047)	(41,347)	—	—	—
Amortization of prior service cost	57	98	98	—	—	—
Recognized net loss	9,920	4,106	9,291	218	91	261
Additional amount recognized due to curtailment/settlement	—	—	—	—	—	276
Net pension benefit cost	$7,492	$3,751	$7,985	$742	$689	$1,188
Change in prior service cost	$—	$—	$—	$—	$—	$—
Change in net gain or loss	29,923	66,165	(51,465)	(155)	660	(1,052)
Amortization of prior service cost	(57)	(98)	(98)	—	—	—
Amortization of net loss	(9,920)	(4,106)	(9,291)	(218)	(91)	(261)
Total recognized in other comprehensive income (loss)	$19,946	$61,961	$(60,854)	$(373)	$569	$(1,313)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$27,438	$65,712	$(52,869)	$369	$1,258	$(125)

The following tables show the amount of the contributions made to the Qualified Pension Plan and SERP during each period and the amount of contributions the Company expects to make during 2016:

	Qualified Pension Plan		SERP
	2015	2014	2015	2014
In thousands
Contributions	$10,000	$10,000	$534	$819

	Qualified Pension Plan (a)	SERP
In thousands
Expected contributions during 2016	$10,000	$530
(a) The Company contributed $10.0 million to the qualified pension plan in January 2016 and does not intend to make any further contributions to the qualified pension plan in 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2015, 2014 and 2013

14. PENSION PLANS (CONTINUED)

Obligations and Funded Status - continued

Expected future benefit payments, which reflect expected future service, are as follows:

	Qualified Pension Plan	SERP
In thousands
2016	$32,020	$530
2017	33,787	2,972
2018	35,339	509
2019	37,057	496
2020	38,651	482
2021-2025	212,608	4,321

In October 2014, the Society of Actuaries finalized a new set of mortality tables. Mortality is a key assumption in developing actuarial estimates, and therefore could significantly impact the valuation of the Company's obligations under the qualified pension plan and SERP. The Company reviewed the new mortality data at December 31, 2014. Based on the size and demographics of the plan's participant population, the Company determined the RP-2000 Scale AA Generational based mortality table was the most appropriate assumption.

Prior to 2014, the Company used the Citigroup Discount Yield Curve in generating its discount rate assumption. Starting in 2014, as part of the Company's annual evaluation of its assumptions, the Citigroup Above Median Double-A Curve was deemed to be a more appropriate basis for generating the Company's discount rate assumption, as the future cash flows of the plan are more closely aligned to the Above Median Double-A Curve. The discount rates used in determining benefit obligations of the pension plans are as follows:

	At December 31,
	Qualified Pension Plan		SERP
	2015	2014	2015	2014
Discount rate	4.17%	3.80%	3.47%	3.15%

The actuarial assumptions used in determining the net periodic benefit cost of the pension plans are as follows:

	For the year ended December 31,
	Qualified Pension Plan		SERP
	2015	2014	2015	2014
Discount rate	3.80%	4.60%	3.15%	3.60%
Expected return on plan assets	7.50%	7.50%	N/A	N/A
Average rate of increase in compensation levels	N/A	N/A	N/A	N/A

Other

In 2015 and prior, we used a single-weighted average discount rate to calculate interest and service cost associated with our defined benefit pension plans. We plan to utilize a "spot rate approach" in the calculation of interest and service cost for these plans for 2016 and beyond. The spot rate approach applies separate discount rates for each projected benefit payment in the calculation of pension interest and service cost. This calculation change is considered a change in accounting estimate and will be applied prospectively in 2016. The use of the spot rate approach is expected to have a favorable impact on pension expense in 2016 of approximately $4.6 million relative to what pension expense would have been had we not changed our approach.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2015, 2014 and 2013

14. PENSION PLANS (CONTINUED)

Qualified Pension Plan Assets

The expected return on plan assets rate was determined based upon historical returns adjusted for estimated future market fluctuations. For 2015 and 2014, the expected rate of return on plan assets was 7.5%. During 2015, the actual return on pension plan assets, net of expenses, was (3.4)%.

Plan assets are invested in a diversified portfolio consisting of equity and fixed income securities. The investment goals for pension plan assets are to improve and/or maintain the Plan’s funded status by generating long-term asset returns that exceed the rate of growth of the Plan’s liabilities. The Plan invests assets in a manner that seeks to (a) maximize return within reasonable and prudent levels of risk of loss of funded status; and (b) maintain sufficient liquidity to meet benefit payment obligations and other periodic cash flow requirements on a timely basis. The return generation/liability matching asset allocation ratio is currently 51.1%/48.9%. As the plan’s funded status changes, the pension plan’s Administrative Committee (the management committee that is responsible for plan administration) will act through an immediate or gradual process, as appropriate, to reallocate assets.

Under the current investment policy, no Investment Manager may invest in investments deemed illiquid by the Investment Manager at the time of purchase, development programs, real estate, mortgages or private equities or securities of Kaman Corporation without prior written authorization from the Finance Committee of the Board of Directors. In addition, with the exception of USG securities, managers’ holdings in the securities of any one issuer, at the time of purchase, may not exceed 7.5% of the total market value of that manager’s account.

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

Corporate Stock – This investment category consists primarily of domestic common stock issued by U.S. corporations. Common shares are traded actively on exchanges and price quotes for these shares are readily available. Holdings of corporate stock are classified as Level 1 investments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2015, 2014 and 2013

14. PENSION PLANS (CONTINUED)

Qualified Pension Plan Assets - continued

The fair values of the Company’s qualified pension plan assets at December 31, 2015 and 2014, are as follows:

	Total Carrying Value at December 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
In thousands
Short-term investments:
Cash and cash equivalents	$10,201	$10,201	$—	$—
Futures contracts	—	—	—	—
Fixed income securities:
U.S. Government and agency securities (a)	76,136	—	76,136	—
Bonds:
Corporate fixed income	96,970	—	96,970	—
Foreign fixed income	—	—	—	—
Other fixed income (b)	1,530	—	1,530	—
Mutual funds	119,312	119,312	—	—
Common trust funds	196,570	—	196,570	—
Corporate stock	51,153	51,153	—	—
Subtotal	$551,872	$180,666	$371,206	$—
Accrued income/expense	1,986	73	1,913	—
Total	$553,858	$180,739	$373,119	$—

	Total Carrying Value at December 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
In thousands
Short term investments:
Cash and cash equivalents	$12,063	$12,063	$—	$—
Futures contracts	—	—	—	—
Fixed income securities:
US Government and agency securities (a)	83,915	—	83,915	—
Bonds:
Corporate fixed income	112,811	—	112,811	—
Foreign fixed income	—	—	—	—
Other fixed income (b)	2,080	—	2,080	—
Mutual funds	93,659	93,659	—	—
Common trust funds	240,438	—	240,438	—
Corporate stock	49,802	49,802	—	—
Subtotal	$594,768	$155,524	$439,244	$—
Accrued income	1,965	47	1,918	—
Total	$596,733	$155,571	$441,162	$—
(a) This category represents investments in debt securities issued by the U.S. Treasury, other U.S. government corporations and agencies, states and municipalities.
(b) This category primarily represents investments in commercial and residential mortgage-backed securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2015, 2014 and 2013

14. PENSION PLANS (CONTINUED)

Qualified Pension Plan Assets - continued

Derivatives are primarily used to manage risk and gain asset class exposure while still maintaining liquidity. Derivative instruments mainly consist of equity futures and interest rate futures.

Other Plans

The Company also maintains a Defined Contribution Plan that has been adopted by most of its U.S. subsidiaries. Employees of the adopting employers who meet the eligibility requirements of the plan may participate. Employer matching contributions are made to the plan based on a percentage of each participant’s pre-tax contribution. For each dollar that a participant contributes, up to 5% of compensation, participating subsidiaries make employer contributions of one dollar. Employer contributions to the plan totaled $11.9 million, $11.2 million and $10.4 million in 2015, 2014 and 2013, respectively.

One of the Company’s acquired U.S. subsidiaries maintains a separate defined contribution plan for its eligible employees. Employer matching contributions are made on a discretionary basis. Additionally, one of our foreign subsidiaries maintains a defined benefit plan of its own for its local employees. The net pension liability associated with these plans as of December 31, 2015, of $0.1 million is included in other accruals and payables on the Consolidated Balance Sheet.

15. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

	At December 31,
	2015	2014
In thousands
Supplemental employees' retirement plan ("SERP")	$9,654	$9,818
Deferred compensation	16,244	14,601
Long-term incentive plan	7,973	7,527
Noncurrent income taxes payable	2,672	2,300
Environmental remediation liability	9,307	7,370
Other	5,577	4,031
Total	$51,427	$45,647

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2015, 2014 and 2013

16. COMMITMENTS AND CONTINGENCIES

Asset Retirement Obligations

The Company has unrecorded Asset Retirement Obligation’s (“AROs”) that are conditional upon certain events. These AROs generally include the removal and disposition of non-friable asbestos. The Company has not recorded a liability for these conditional AROs at December 31, 2015, because the Company does not currently believe there is a reasonable basis for estimating a date or range of dates for major renovation or demolition of these facilities. In reaching this conclusion, the Company considered the historical performance of each facility and has taken into account factors such as planned maintenance, asset replacements and upgrades, which, if conducted as in the past, can extend the physical lives of the facilities indefinitely. The Company also considered the possibility of changes in technology and risk of obsolescence in arriving at its conclusion.

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

Operating Leases

Rent commitments under various leases for office space, warehouses, land and buildings expire at varying dates from January 2016 to February 2026. The terms of most of these leases are in the range of 3 to 5 years. Some of the Company’s leases have rent escalations, rent holidays or contingent rent that are recognized on a straight-line basis over the entire lease term. Material leasehold improvements and other landlord incentives are amortized over the shorter of their economic lives or the lease term, including renewal periods, if reasonably assured. Certain annual rentals are subject to renegotiation, with certain leases renewable for varying periods.

Lease periods for machinery and equipment range from 1 to 5 years.

Substantially all real estate taxes, insurance and maintenance expenses associated with leased facilities are obligations of the Company. It is expected that in the normal course of business leases that expire will be renewed or replaced by leases on other similar property.

The following minimum future rental payments are required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2015:

In thousands
2016	$24,673
2017	19,715
2018	13,848
2019	8,633
2020	5,750
Thereafter	13,134
Total	$85,753

Lease expense for all operating leases, including leases with terms of less than one year, amounted to $26.4 million, $25.0 million and $24.6 million for 2015, 2014 and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2015, 2014 and 2013

16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

The following minimum payments are required under capital leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2015:

In thousands
2016	$349
2017	349
2018	349
2019	349
2020	138
Thereafter	—
Total	$1,534

Interest expense related to capital leases was immaterial in 2015. There was no interest expense associated with capital leases in 2014 and 2013. See Note 8, Property, Plant and Equipment, Net, for additional information regarding our capital leases.

Other Matters

Pension Freeze

Effective December 31, 2015, the Company's qualified pension plan was frozen with respect to future benefit accruals. Under CAS 413 the Company must determine the U.S. Government’s share of any pension curtailment adjustment calculated in accordance with CAS. Such adjustments can result in an amount due to the U.S. Government for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position. We are unable to make a determination at this time as to the financial implications this curtailment adjustment will have, if any, on the Company's balance sheet as of December 31, 2015, and the current year's results of operations. Based upon the analysis completed thus far, the Company believes that the low end of our estimated range of a potential liability to the USG associated with the pension plan closeout is zero and therefore no accrual is required at December 31, 2015.

AH-1Z Program

In February 2016, the Company reached an agreement with its customer that modified the scope of the AH-1Z contract and which, among other things, resolved outstanding claims associated with this program. The Company agreed to pay its customer $4.0 million, all of which has been accrued as of December 31, 2015. The Company will receive $4.3 million from its customer, the retention of this amount being contingent on the resolution of certain contractual matters. If these contractual matters are not satisfactorily resolved, we may be required to reimburse our customer for all or a portion of this amount. The Company has included this amount in its current estimate of contract revenue, as the Company believes the favorable resolution of this contractual matter is probable. The Company considers this a Type I subsequent event and has updated its contract estimates as of December 31, 2015, to reflect this contract modification and claims resolution. Given the current volume of firm orders, the Company estimates the contract to be a zero margin program, taking into consideration the $2.8 million of G&A costs capitalized in inventory associated with this contract.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2015, 2014 and 2013

16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Matters - continued

New Hartford

In connection with sale of the Company’s Music segment in 2007, the Company assumed responsibility for meeting certain requirements of the Transfer Act that applied to our transfer of the New Hartford, Connecticut, facility leased by that segment for guitar manufacturing purposes (“Ovation”). Under the Transfer Act, those responsibilities essentially consist of assessing the site's environmental conditions and remediating environmental impairments, if any, caused by Ovation's operations prior to the sale. The site is a multi-tenant industrial park, in which Ovation and other unrelated entities lease space. The environmental assessment, which began in 2008, has been completed and site remediation is in process.

The Company's estimate of its portion of the cost to assess the environmental conditions and remediate this site is $2.3 million, all of which has been accrued. The total amount paid to date in connection with these environmental remediation activities is $1.4 million. A portion ($0.2 million) of the accrual related to this property is included in other accruals and payables and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Bloomfield

In connection with the Company’s 2008 purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR, the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and continues the effort to define the scope of the remediation that will be required by the Connecticut Department of Environmental Protection ("CTDEP"). The assumed environmental liability of $10.3 million was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $10.9 million. A portion ($0.9 million) of the accrual related to this property is included in other accruals and payables, and the balance is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Rimpar

In connection with the Company's purchase of GRW, the Company assumed responsibility for the environmental remediation at the Rimpar, Germany facility. As part of the purchase price allocation, the Company accrued approximately €3.8 million. A portion (€0.3 million) of the accrual related to this property is included in other accruals and payables and the balance is included in long-term liabilities. We are currently in the process of initiating a Phase II assessment in order to better understand the extent of the environmental effort necessary to remediate the facility. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2015, 2014 and 2013

17. COMPUTATION OF EARNINGS PER SHARE (CONTINUED)

	For the Year Ended December 31,
	2015	2014	2013
In thousands, except per share amounts
Earnings from continuing operations	$60,438	$65,780	$59,066
Loss from discontinued operations, net of tax	—	(2,924)	(2,386)
Gain (loss) on disposal of discontinued operations, net of tax	—	(4,984)	420
Net earnings	$60,438	$57,872	$57,100

Basic:
Weighted average number of shares outstanding	27,177	27,053	26,744

Earnings per share from continuing operations	$2.22	$2.43	$2.21
Loss per share from discontinued operations	—	(0.11)	(0.09)
Earnings (loss) per share from disposal of discontinued operations	—	(0.18)	0.02
Basic earnings per share	$2.22	$2.14	$2.14
Diluted:
Weighted average number of shares outstanding	27,177	27,053	26,744
Weighted average shares issuable on exercise of dilutive stock options	133	147	159
Weighted average shares issuable on exercise of convertible notes	558	577	240
Total	27,868	27,777	27,143

Earnings per share from continuing operations	$2.17	$2.37	$2.17
Loss per share from discontinued operations	—	(0.11)	(0.09)
Earnings (loss) per share from disposal of discontinued operations	—	(0.18)	0.02
Diluted earnings per share	$2.17	$2.08	$2.10

Equity awards

Excluded from the diluted earnings per share calculation for the years ended December 31, 2015, 2014 and 2013, respectively, are 487,071, 342,994 and 391,717 shares associated with equity awards granted to employees that are anti-dilutive based on the average stock price.

Convertible Notes

For the years ended December 31, 2015, 2014 and 2013, shares issuable under the Convertible Notes that were dilutive during the period were included in the calculation of earnings per share as the conversion price for the Convertible Notes was less than the average share price of the Company's stock.

Warrants

Excluded from the diluted earnings per share calculation for the years ended December 31, 2015, 2014 and 2013, respectively were 3,422,477, 3,411,539, and 3,404,626 shares, issuable under the warrants sold in connection with the Company’s Convertible Note offering as they would be anti-dilutive. For further information on the Convertible Notes, see Note 11, Debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2015, 2014 and 2013

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

Compensation expense for stock options, restricted stock awards and restricted stock units is recognized on a straight-line basis over the vesting period of the awards. Share-based compensation expense recorded for the years ended December 31, 2015, 2014, and 2013 was $6.4 million, $5.4 million, and $5.0 million, respectively.

Stock Incentive Plan

On April 17, 2013, the shareholders of the Company approved the 2013 Management Incentive Plan (the "2013 Plan"), which replaced the 2003 Stock Incentive Plan. The 2013 Plan provides the Company with the ability to use equity-based awards of up to 2,250,000 authorized shares and is designed as a flexible share authorization plan, such that the Company's share authorization is based on the least costly type of award (stock options). Shares issued pursuant to “Full Value Awards” as defined in the 2013 Plan (awards other than stock options or stock appreciation rights which are settled by the issuance of shares, e.g., restricted stock, restricted stock units, performance shares, performance units if settled with stock, or other stock-based awards) count against the 2013 Plan's share authorization at a rate of 3 to 1, while shares issued upon exercise of stock options or stock appreciation rights count against the share authorization at a rate of 1 to 1. This means that every time an option is granted, the authorized pool of shares is reduced by one (1) share and every time a Full Value Award is granted, the authorized pool of shares is reduced by 3 shares. In deriving the valuation ratio used in the 2013 Plan, the Company used the Black Scholes Fair Value model as the basis for determining the approximate value of an option as compared to a "full value share." As of December 31, 2015, there were 1,299,635 shares available for grant under the plan.

LTIP awards provide certain senior executives an opportunity to receive award payments in either stock or cash as determined by the Personnel and Compensation Committee of the Board of Directors in accordance with the Plan, at the end of each performance cycle. For the performance cycle, the Company’s financial results are compared to the Russell 2000 indices for the same periods based upon the following: (a) average return on total capital, (b) earnings per share growth and (c) total return to shareholders. No awards will be payable if the Company’s performance is in the bottom quartile of the designated indices. The maximum award is payable if performance reaches the 75th percentile of the designated indices. Awards are paid out at 100% at the 50th percentile. Awards for performance between the 25th and 75th percentiles are determined by straight-line interpolation between 0% and 200%. Generally, LTIP awards are paid in cash.

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

During the first quarter of 2015, the Company issued additional stock awards with market and performance based conditions, bringing the total of these shares to 8,238, assuming a 100% achievement level. The Company measures the cost of these awards based on their grant date fair value to the extent of the probable number of shares to be earned upon vesting. Amortization of this cost will be recorded on a straight-line basis over the requisite service period. Throughout the course of the requisite service period, the Company will monitor the level of achievement compared to the target and adjust the number of shares expected to be earned, and the related compensation expense recorded thereafter, to reflect the updated most probable outcome. Compensation expense for these awards for the year ended December 31, 2015, was not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2015, 2014 and 2013

18. SHARE-BASED ARRANGEMENTS (CONTINUED)

Stock Incentive Plan - continued

Stock option activity is as follows:

	Options	Weighted average- exercise price
Options outstanding at December 31, 2014	904,091	$31.26
Granted	202,345	39.54
Exercised	(61,002)	24.93
Forfeited or expired	(5,398)	36.88
Options outstanding at December 31, 2015	1,040,036	$33.22

The following table presents information regarding options outstanding as of December 31, 2015:

Weighted-average remaining contractual term - options outstanding (years)	5.9
Aggregate intrinsic value - options outstanding (in thousands)	$8,216
Weighted-average exercise price - options outstanding	$33.22
Options exercisable	527,122
Weighted-average remaining contractual term - options exercisable (years)	4.1
Aggregate intrinsic value - options exercisable (in thousands)	$6,509
Weighted-average exercise price - options exercisable	$28.77

The intrinsic value represents the amount by which the market price of the stock on the measurement date exceeds the exercise price of the option. The intrinsic value of options exercised in 2015, 2014 and 2013 was $1.0 million, $2.9 million and $1.9 million, respectively. The Company currently has an open stock repurchase plan, which would enable the Company to repurchase shares as needed. Since 2008 the Company has generally issued shares related to option exercises and RSAs from its authorized but unissued common stock.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	2015	2014	2013
Expected option term (years)	5.1	5.1	5.2
Expected volatility	29.0%	37.5%	45.5%
Risk-free interest rate	1.6%	1.5%	0.9%
Expected dividend yield	1.6%	1.7%	2.0%
Per share fair value of options granted	$9.28	$11.60	$12.38

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2015, 2014 and 2013

18. SHARE-BASED ARRANGEMENTS (CONTINUED)

Stock Incentive Plan - continued

Restricted Stock Award and Restricted Stock Unit activity is as follows:

	Restricted Stock Awards	Weighted- average grant date fair value
Restricted Stock outstanding at December 31, 2014	196,553	$36.29
Granted	80,494	39.83
Vested	(91,640)	36.37
Forfeited or expired	(1,864)	35.87
Restricted Stock outstanding at December 31, 2015	183,543	$37.80

The grant date fair value for restricted stock is the average market price of the unrestricted shares on the date of grant. The total fair value of restricted stock awards vested during 2015, 2014 and 2013 was $3.8 million, $4.5 million and $4.6 million, respectively.

We record a tax benefit and associated deferred tax asset for compensation expense recognized on non-qualified stock options and restricted stock for which we are allowed a tax deduction. For 2015, 2014 and 2013, respectively, we recorded a tax benefit of $2.2 million, $1.9 million and $1.7 million for these two types of compensation expense.

The windfall tax benefit is the tax benefit realized on the exercise of non-qualified stock options and disqualifying dispositions of stock acquired by exercise of incentive stock options and Employee Stock Purchase Plan stock purchases in excess of the deferred tax asset originally recorded. The total windfall tax benefit realized in 2015, 2014, and 2013 was $0.3 million, $0.8 million, and $0.5 million, respectively.

As of December 31, 2015, future compensation costs related to non-vested stock options and restricted stock grants is $7.4 million. The Company anticipates that this cost will be recognized over a weighted-average period of 3.0 years.

Employees Stock Purchase Plan

The Kaman Corporation Employees Stock Purchase Plan (“ESPP”) allows employees to purchase common stock of the Company, through payroll deductions, at 85% of the market value of shares at the time of purchase. The plan provides for the grant of rights to employees to purchase a maximum of 1,500,000 shares of common stock.

During 2015, 79,294 shares were issued to employees at prices ranging from $31.64 to $36.46. During 2014, 76,805 shares were issued to employees at prices ranging from $32.48 to $36.42. During 2013, 85,702 shares were issued to employees at prices ranging from $28.34 to $32.43. At December 31, 2015, there were 309,338 shares available for purchase under the plan.

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
For the Years Ended December 31, 2015, 2014 and 2013

19. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

The Aerospace segment produces and/or markets widely used proprietary aircraft bearings and components; super precision miniature ball bearings; complex metallic and composite aerostructures for commercial, military and general aviation fixed and rotary wing aircraft; safe and arm solutions for missile and bomb systems for the U.S. and allied militaries; subcontract helicopter work; restoration, modification and support of the Company’s SH-2G Super Seasprite maritime helicopters; manufacture and support of the Company's K-MAX® medium-to-heavy lift helicopters; and engineering services.

Summarized financial information by business segment is as follows:

	For the year ended December 31,
	2015	2014	2013
In thousands
Net sales from continuing operations:
Distribution	$1,177,539	$1,161,992	$1,039,954
Aerospace (a)	597,586	632,970	613,967
Net sales	$1,775,125	$1,794,962	$1,653,921
Operating income:
Distribution	$49,441	$56,765	$46,206
Aerospace (b)	110,328	108,697	102,573
Net gain (loss) on sale of assets	328	(233)	(142)
Corporate expense	(55,578)	(54,722)	(45,291)
Operating income from continuing operations	104,519	110,507	103,346
Interest expense, net	13,144	13,382	12,294
Other expense (income), net	3,386	623	398
Earnings before income taxes from continuing operations	87,989	96,502	90,654
Income tax expense	27,551	30,722	31,588
Earnings from continuing operations	$60,438	$65,780	$59,066

(a) Net sales by the Aerospace segment under contracts with U.S. Government agencies (including sales to foreign governments through foreign military sales contracts with U.S. Government agencies) totaled $211.4 million, $271.7 million and $262.9 million in 2015, 2014 and 2013, respectively, and represent direct and indirect sales to the U.S. Government and related agencies.
(b) Operating income for 2013 includes a $2.1 million non-cash non-tax deductible goodwill impairment charge.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2015, 2014 and 2013

19. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

	At December 31,
In thousands	2015	2014	2013
Identifiable assets (a):
Distribution	$558,630	$547,350	$480,117
Aerospace	738,426	531,868	557,831
Corporate (b)	144,149	121,987	102,683
Total assets	$1,441,205	$1,201,205	$1,140,631
Capital expenditures:
Distribution	$10,685	$12,205	$12,034
Aerospace	13,378	12,044	21,193
Corporate	5,869	4,034	7,625
Total capital expenditures	$29,932	$28,283	$40,852
Depreciation and amortization:
Distribution	$16,368	$14,461	$11,236
Aerospace	16,275	16,039	15,041
Corporate	5,086	5,709	5,278
Total depreciation and amortization	$37,729	$36,209	$31,555
(a) Identifiable assets are year-end assets at their respective net carrying values segregated as to segment and corporate use.
(b) For the periods presented, the corporate identifiable assets are principally comprised of cash, short-term and long-term deferred income tax assets, capitalized debt issuance costs, cash surrender value of life insurance policies and fixed assets.

The following table summarizes total sales of the Company, which are principally derived from the sale of products:

	For the year ended December 31,
	2015	2014	2013
in thousands
Bearings and Power Transmission (a)	$594,511	$630,557	$622,041
Automation, Control and Energy	354,771	300,861	271,465
Fluid Power	228,257	230,574	146,448
Military and Defense	362,867	391,532	384,088
Commercial Aerospace and Other	234,719	241,438	229,879
Total sales (b)	$1,775,125	$1,794,962	$1,653,921
(a) Aerospace bearings are not included in this caption, as they are reported in either the "Military and Defense" or "Commercial Aerospace and Other" categories.
(b) Service revenue was not material for the years ended December 31, 2015, 2014 and 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2015, 2014 and 2013

19. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Sales are attributed to geographic regions based on the location to which the product is shipped. Geographic distribution of sales recorded by continuing operations is as follows:

	For the year ended December 31,
	2015	2014	2013
In thousands
North America	$1,518,416	$1,576,041	$1,442,475
Europe	112,057	117,686	107,297
Middle East	65,740	4,378	39,357
Asia	33,020	29,115	32,414
Oceania	37,959	65,122	28,892
Other	7,933	2,620	3,486
Total	$1,775,125	$1,794,962	$1,653,921

Geographic distribution of long-lived assets is as follows:

	At December 31,
	2015	2014
In thousands
United States	$468,220	$419,457
Germany	168,182	18,842
United Kingdom	55,627	60,175
Czech Republic	4,389	—
Mexico	1,937	1,774
Total	$698,355	$500,248

The increases in long-lived assets in Germany and the Czech Republic are primarily related to the acquisition of GRW. For the purpose of this disclosure the company excluded deferred tax assets of $66.8 million and $34.8 million as of December 31, 2015 and 2014, respectively.

20. SUBSEQUENT EVENTS

Subsequent to December 31, 2015, the Company reached an agreement with its customer that changed the scope of its AH-1Z contract and which, among other things, resolved outstanding claims associated with this program. See Note 16, Commitments and Contingencies, for additional information regarding this matter.

The Company has evaluated subsequent events through the issuance date of these financial statements. Other than the matter noted above, no material subsequent events were identified that require disclosure.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2015, the Company's disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.

In making its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, management utilized the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control—Integrated Framework (2013). Management concluded that based on its assessment the Company’s internal control over financial reporting was effective as of December 31, 2015. The effectiveness of internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

The scope of management's assessment of the effectiveness of internal control over financial reporting excludes the operations of GCF, EXTEX, GRW and Calkins, which the Company acquired through purchase business combinations during the year ended December 31, 2015. The acquired businesses in the aggregate represented approximately 1% of the Company's consolidated revenues for the year ended December 31, 2015, and assets associated with the acquired businesses in the aggregate represented approximately 17% of the Company's consolidated total assets as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting during 2015.

During the fourth quarter ended December 31, 2015, management made no changes to internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than the list of executive officers of the Company set forth in Item 1, Executive Officers of the Registrant, all information under this caption may be found in the Company’s proxy statement to be delivered to stockholders in connection with the Annual Meeting of Shareholders, which is scheduled for April 20, 2016, (the “Proxy Statement”) in the following sections: “Class 3 Director Nominees for Election at the 2016 Annual Meeting,” “Continuing Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nominees,” and “Audit Committee.”  Those portions of the Proxy Statement are incorporated by reference into this Item 10.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2015, concerning Common Stock issuable under the Company’s equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2003 Stock Incentive Plan	658,505	$29.64	—
2013 Management Incentive Plan	381,531	39.40	1,299,635
Employees Stock Purchase Plan	—	—	309,338
Equity compensation plans not approved by security holders	—	—	—
Total	1,040,036	$33.22	1,608,973

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bloomfield, State of Connecticut, on this 29th day of February 2016.

KAMAN CORPORATION (Registrant)

By:	/s/ Neal J. Keating
Neal J. Keating
Chairman, President,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title:	Date:

/s/ Neal J. Keating	Chairman, President,	February 29, 2016
Neal J. Keating	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Robert D. Starr	Executive Vice President	February 29, 2016
Robert D. Starr	and Chief Financial Officer
(Principal Financial Officer)

/s/ John J. Tedone	Vice President – Finance and	February 29, 2016
John J. Tedone	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Neal J. Keating		February 29, 2016
Neal J. Keating
Attorney-in-Fact for:

Brian E. Barents	Director
E. Reeves Callaway III	Director
Karen M. Garrison	Director
A. William Higgins	Director
Scott E. Kuechle	Director
Eileen S. Kraus	Director
George E. Minnich	Director
Jennifer M. Pollino	Director
Thomas W. Rabaut	Director
Richard J. Swift	Director

KAMAN CORPORATION AND SUBSIDIARIES

Index to Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Kaman Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 29, 2016 included under Item 8 in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this 2015 Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
February 29, 2016

KAMAN CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(Dollars in Thousands)

		Additions
DESCRIPTION	Balance Beginning of Period	Charged to Costs and Expenses	Others (A)	Deductions (B)	Balance End of Period
2015
Allowance for doubtful accounts	$3,208	$1,694	$96	$2,009	$2,989
2014
Allowance for doubtful accounts	$3,827	$1,171	$148	$1,938	$3,208
2013
Allowance for doubtful accounts	$3,148	$1,635	$56	$1,012	$3,827

(A)	Additions to allowance for doubtful accounts attributable to acquisitions.

(B)	Write-off of bad debts, net of recoveries.

		Additions (Reductions)
DESCRIPTION	Balance Beginning of Period	Current Year Provision (Benefit)	Others	Balance End of Period
2015
Valuation allowance on deferred tax assets	$4,694	$281	$6,147	$11,122
2014
Valuation allowance on deferred tax assets	$4,657	$363	$(326)	$4,694
2013
Valuation allowance on deferred tax assets	$5,288	$531	$(1,162)	$4,657

KAMAN CORPORATION
INDEX TO EXHIBITS

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 4, 2005, File No. 333-66179).	Previously Filed

Exhibit 3.2	Amended and Restated Bylaws of the Company, (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated February 28, 2008, File No. 000-01093).	Previously Filed

Exhibit 4.1
Amended and Restated Indenture, dated as of February 23, 2011, by and between the Company and The Bank of New York Mellon Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, File No. 000-01093).
Previously Filed

Exhibit 10.1
Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Annex A to the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 1, 2013, File No. 001-35419).*
Previously Filed

Exhibit 10.2
First Amendment to the Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 23, 2015, File No. 001-35419).*
Previously Filed

Exhibit 10.3
Form of Nonqualified Stock Option Agreement under the Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 24, 2014, File No. 001-35419).*
Previously Filed

Exhibit 10.4
Form of Restricted Share Agreement under the Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 24, 2014, File No. 001-35419).*
Previously Filed

Exhibit 10.5
Form of Restricted Stock Unit Agreement under the Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 6, 2014, File No 001-35419).*

Previously Filed

Exhibit 10.6
Form of Long-Term Performance Award Agreement (Payable in Cash) under the Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated February 24, 2014, File No. 001-35419).*
Previously Filed

Exhibit 10.7
Form of Long-Term Performance Award Agreement (Payable in Shares) granted under the Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated February 24, 2014, File No. 001-35419).*
Previously Filed

Exhibit 10.8
Form of Award Agreement for Non-Employee Directors under the Kaman Corporation 2013 Management Incentive Plan.(incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, File No. 001-35419).*
Previously Filed

Exhibit 10.9
Kaman Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10(a)(i) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2009, File No. 000-01093), as amended by amendments thereto filed with the SEC on April 7, 2010 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated April 7, 2010, File No. 000-01093) and November 1, 2010 (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010, File No. 000-01093), and February 22, 2012 (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, dated February 22, 2012, File No. 000-01093).*
Previously Filed

Exhibit 10.10
Form of Incentive Stock Option Agreement under the Kaman Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10h(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-01093).*
Previously Filed

Exhibit 10.11
Form of Non-Statutory Stock Option Agreement under the Kaman Corporation 2003 Stock Incentive Plan  (incorporated by reference to Exhibit 10h(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-01093).*
Previously Filed

Exhibit 10.12
Form of Stock Appreciation Rights Agreement under the Kaman Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10h(iii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-01093).*
Previously Filed

Exhibit 10.13
Form of Restricted Stock Agreement under the Kaman Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10h(iv) to the Company's Form 10-Q for the fiscal quarter ended June 27, 2007, File No. 000-01093).*
Previously Filed

Exhibit 10.14
Form of Long Term Performance Award Agreement under the Kaman Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10h(v) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, File No. 001-35419).*
Previously Filed

Exhibit 10.15
Form of Restricted Stock Unit Agreement under the Kaman Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10h(vi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, File No. 000-10093).*
Previously Filed

Exhibit 10.16
Kaman Corporation Employees Stock Purchase Plan (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010, File No. 000-01093), as amended by the First Amendment thereto filed with the SEC on February 27, 2012 (incorporated by reference to Exhibit 10b to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, File No. 001-35419), the Second Amendment thereto filed with the SEC on February 25, 2013 (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 001-35419) and the Third Amendment thereto filed with the SEC on February 23, 2015 by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, File No. 001-35419).*
Previously Filed

Exhibit 10.17
Kaman Corporation Supplemental Employees' Retirement Plan (incorporated by reference to Exhibit 10c to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 333-66179), as amended by an amendment thereto filed with the SEC on March 5, 2004 (incorporated by reference to Exhibit 10c to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 333-66179), and an amendment thereto filed with the SEC on February 26, 2007 (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K, dated February 26, 2007, File No. 000-01093).*
Previously Filed

Exhibit 10.18
Post-2004 Supplemental Employees' Retirement Plan (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K, dated February 26, 2007, File No. 000-01093), as amended by the First Amendment thereto filed with the SEC on February 28, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated February 28, 2008, File No. 000-01093) and the Second Amendment thereto filed with the SEC on February 25, 2010 (incorporated by reference to Exhibit 10(c)(iii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, File No. 000-01093).*
Previously Filed

Exhibit 10.19
Kaman Corporation Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10d to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 333-66179), as amended by an amendment thereto filed with the SEC on March 5, 2004 (incorporated by reference to Exhibit 10d to the Company's Annual report on Form 10-K for the fiscal year ended December 31, 2003 File No. 333-66179), and an amendment thereto filed with the SEC on August 3, 2004 (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, File No. 333-66179).*
Previously Filed

Exhibit 10.20
Kaman Corporation Post-2004 Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated February 28, 2008, File No. 000-01093), as amended by the First Amendment thereto filed with the SEC on February 27, 2012 (incorporated by reference to Exhibit 10d(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, File No. 001-35419), the Second Amendment thereto (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, File No. 001-35419), and the Third Amendment thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 21, 2014, File No. 001-35419). *
Previously Filed

Exhibit 10.21
Amended and Restated Executive Employment Agreement between Kaman Corporation and Neal J. Keating, originally dated as of August 7, 2007 and amended and restated as of November 11, 2008 (incorporated by reference to Exhibit 10g(xviii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-01093), as amended by Amendment No. 1 thereto dated January 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated February 23, 2010, File No. 000-01093), Amendment No. 2 thereto dated September 17, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated September 20, 2010, File No. 000-01093), and Amendment No. 3 thereto dated November 18, 2014 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, dated November 21, 2014, File No. 000-01093).*
Previously Filed

Exhibit 10.22
Amended and Restated Change in Control Agreement between Kaman Corporation and Neal J. Keating, originally dated as of August 7, 2007 and amended and restated as of November 11, 2008 (incorporated by reference to Exhibit 10g(xix) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-01093), as amended by Amendment No. 1 thereto, dated January 1, 2010 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 25, 2010, File No. 000-01093), the Second Amendment thereto, dated March 9, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated March 16, 2010, File No. 000-01093), and the Third Amendment thereto dated as of August 7, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 8, 2012, File No. 001-35419).*
Previously Filed

Exhibit 10.23
Executive Employment Agreement between Kaman Corporation and Robert D. Starr, dated as of November 18, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 21, 2014, File No. 001-35419).*
Previously Filed

Exhibit 10.24
Change in Control Agreement between Kaman Corporation and Robert D. Starr dated as of June 7, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 7, 2013, File No. 001-35419).*
Previously Filed

Exhibit 10.25
Amended and Restated Executive Employment Agreement between Kaman Aerospace Group, Inc. and Gregory L. Steiner, originally dated as of July 7, 2008 and amended and restated as of November 11, 2008 (incorporated by reference to Exhibit 10g(xx) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2009, File No. 000-01093), as amended by Amendment No. 1 thereto, dated June 7, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 7, 2011, File No. 000-01093).*
Previously Filed

Exhibit 10.26
Amended and Restated Change in Control Agreement between Kaman Aerospace Group, Inc. and Gregory L. Steiner, originally dated as of dated July 7, 2008 and amended and restated as of November 11, 2008 (incorporated by reference to Exhibit 10g(xx) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2009, File No. 000-01093), as amended by the First Amendment thereto, dated March 11, 2010 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, dated March 16, 2010, File No. 000-01093), and the Second Amendment thereto, dated June 4, 2013 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated June 7, 2013, File No. 000-35419).*
Previously Filed

Exhibit 10.27
Executive Employment Agreement between Kaman Industrial Technologies Corporation and Steven J. Smidler dated as of September 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 10, 2010, File No. 000-01093.)*
Previously Filed

Exhibit 10.28
Change in Control Agreement between Kaman Industrial Technologies Corporation and Steven J. Smidler dated as of September 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 10, 2010, File No. 000-01093), as amended by the First Amendment thereto dated November 9, 2011 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated November 9, 2011, File No. 000-01093).*
Previously Filed

Exhibit 10.29
Amended and Restated Executive Employment Agreement between the Company and Ronald M. Galla, originally dated as of January 1, 2007 and amended and restated as of November 11, 2008 (incorporated by reference to Exhibit 10g(v) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-01093), as amended by Amendment No. 1 thereto dated December 21, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated December 21, 2010, File No. 000-01093).*
Previously Filed

Exhibit 10.30
Amended and Restated Change in Control Agreement between the Company and Ronald M. Galla, originally dated as of January 1, 2007 and amended and restated as of November 11, 2008 (incorporated by reference to Exhibit 10g(xi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-01093), as amended by the First Amendment thereto, dated March 8, 2010 (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, dated March 16, 2010, File No. 000-01093) and the Second Amendment thereto, dated November 9, 2011 (incorporated by reference to Exhibit 10.2 on to the Company's Current Report on Form 8-K, dated on November 9, 2011, File No. 000-01093).*
Previously Filed

Exhibit 10.31
Change in Control Agreement between Kaman Corporation and Philip A. Goodrich dated as of June 10, 2013 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2013, File No. 001-35419).*
Previously Filed

Exhibit 10.32
Change in Control Agreement between Kaman Corporation and Shawn G. Lisle dated as of February 4, 2013 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 001-35419).*
Previously Filed

Exhibit 10.33
Change in Control Agreement between Kaman Corporation and Gregory T. Troy dated as of March 26, 2012 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 001-35419).*
Previously Filed

Exhibit 10.34
Deferred Compensation Agreement between Kaman Corporation and Eileen S. Kraus dated August 8, 1995 as amended by First Amendment thereto dated December 8, 2005 (incorporated by reference to Exhibit 10h(vii) to the Company's Annual Report on Form 10-K for the fiscal year ended on December 31, 2005, File No. 000-01093).*
Previously Filed

Exhibit 10.35
Purchase Agreement dated November 15, 2010, by and among Kaman Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and RBS Securities Inc., as representatives of the several Initial Purchasers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 19, 2010, File No. 000-01093).
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

Exhibit 10.49
Security Agreement dated as of November 20, 2012 among Kaman Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent and the domestic subsidiary guarantors signatory thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated November 21, 2012, File No. 001-35419.)
Previously Filed

Exhibit 10.50
Amendment and Restatement Agreement, dated as of May 6, 2015, by and among Kaman Corporation, RWG Germany GmbH and Kaman Composites-UK Holdings Limited, as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and Bank of America, N.A. and Citizens Bank, N.A. as Co-Syndication Agents, including, attached as Exhibit A thereto, the Credit Agreement dated as of November 20, 2012, as amended and restated as of May 6, 2015, among Kaman Corporation, RWG Germany GmbH and Kaman Composites-UK Holdings Limited, as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citizens Bank, N.A. as Co-Syndication Agents, Suntrust Bank, Keybank National Association, TD Bank, N.A., Branch Banking & Trust Company and Fifth Third Bank, as Co-Documentation Agents, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citizens Bank, N.A., as Joint Bookrunners and Joint Lead Arrangers, and various Lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 7, 2015, File No. 001-35419).

Previously Filed

Exhibit 10.51
Share Purchase Agreement, signed on November 9, 2015, by and among Kaman Aerospace Group, Inc., as Purchaser, and NIBC MBF Equity lB B.V., NIBC MBF Mezzanine JR B.V., Michael Ludwig and Klaus Bonaventura, as Sellers (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 2, 2015, File No. 00l35419).**
Previously Filed

Exhibit 14
Kaman Corporation Code of Business Conduct and Ethics effective as of January 1, 2013 (incorporated by reference to Exhibit 14 to the Company's Current Report on Form 8-K dated November 9, 2012, File No. 001-35419).
Previously Filed

Exhibit 21	List of Subsidiaries	Filed Herewith

Exhibit 23	Consent of PricewaterhouseCoopers LLP, the Company’s current independent registered public accounting firm.	Filed Herewith

Exhibit 24	Power of attorney under which this report was signed on behalf of certain directors	Filed Herewith

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934.	Filed Herewith

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934.	Filed Herewith

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

Exhibit 95	Mine Safety Disclosures	Filed Herewith

101.INS	XBRL Instance Document	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith

* Management contract or compensatory plan
** Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the U.S. Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.