Form 10-Q
period 2016-04-01
KAMAN Corp
filed 2016-05-03
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2016

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
Yes         ☐            No          ☒

At April 29, 2016, there were 27,063,112 shares of Common Stock outstanding.

PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts) (Unaudited)

	April 1, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$18,033	$16,462
Accounts receivable, net	252,217	238,102
Inventories	391,773	385,747
Income tax refunds receivable	561	3,591
Other current assets	32,507	32,133
Total current assets	695,091	676,035
Property, plant and equipment, net of accumulated depreciation of $209,023 and $202,648, respectively	177,878	175,586
Goodwill	358,509	352,710
Other intangible assets, net	142,211	144,763
Deferred income taxes	66,743	66,815
Other assets	23,520	23,702
Total assets	$1,463,952	$1,439,611
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,000	$5,000
Accounts payable – trade	127,157	121,044
Accrued salaries and wages	36,080	40,284
Advances on contracts	14,825	11,274
Other accruals and payables	67,855	58,761
Income taxes payable	537	326
Total current liabilities	251,454	236,689
Long-term debt, excluding current portion	442,730	434,227
Deferred income taxes	15,003	15,207
Underfunded pension	146,061	158,984
Other long-term liabilities	52,658	51,427
Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred stock, $1 par value, 200,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; voting; 27,861,979 and 27,735,757 shares issued, respectively	27,862	27,736
Additional paid-in capital	160,510	156,803
Retained earnings	525,769	520,865
Accumulated other comprehensive income (loss)	(131,477)	(140,138)
Less 807,394 and 698,183 shares of common stock, respectively, held in treasury, at cost	(26,618)	(22,189)
Total shareholders’ equity	556,046	543,077
Total liabilities and shareholders’ equity	$1,463,952	$1,439,611
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts) (Unaudited)

	For the Three Months Ended
	April 1, 2016	April 3, 2015
Net sales	$451,198	$442,782
Cost of sales	316,768	314,871
Gross profit	134,430	127,911
Selling, general and administrative expenses	116,108	105,554
Net (gain)/loss on sale of assets	(28)	27
Operating income	18,350	22,330
Interest expense, net	3,807	3,327
Other expense (income), net	86	(64)
Earnings before income taxes	14,457	19,067
Income tax expense	4,680	6,318
Net earnings	$9,777	$12,749

Earnings per share:
Basic earnings per share	$0.36	$0.47
Diluted earnings per share	$0.35	$0.46
Average shares outstanding:
Basic	27,059	27,188
Diluted	27,806	27,878
Dividends declared per share	$0.18	$0.18

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Three Months Ended
	April 1, 2016	April 3, 2015
Net earnings	$9,777	$12,749
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7,213	(5,460)
Unrealized (loss) gain on derivative instruments, net of tax benefit (expense) of $337 and ($45), respectively	(557)	75
Change in pension and post-retirement benefit plan liabilities, net of tax expense of $1,213 and $961, respectively	2,005	1,588
Other comprehensive income (loss)	8,661	(3,797)
Comprehensive income	$18,438	$8,952

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Three Months Ended
	April 1, 2016	April 3, 2015
Cash flows from operating activities:
Net earnings	$9,777	$12,749
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	10,920	9,370
Accretion of convertible notes discount	526	499
Provision for doubtful accounts	218	628
Net (gain)/loss on sale of assets	(28)	27
Net loss on derivative instruments	374	136
Stock compensation expense	1,494	1,605
Excess tax benefit from share-based compensation arrangements	(170)	(168)
Deferred income taxes	(1,901)	(973)
Changes in assets and liabilities, excluding effects of acquisitions/divestitures:
Accounts receivable	(13,732)	16,854
Inventories	(5,715)	(7,109)
Income tax refunds receivable	3,035	—
Other current assets	(546)	(2,217)
Accounts payable - trade	4,732	10,754
Accrued contract losses	216	(111)
Advances on contracts	3,551	284
Other accruals and payables	2,473	(7,329)
Income taxes payable	(399)	5,319
Pension liabilities	(9,774)	(8,075)
Other long-term liabilities	676	464
Net cash provided by operating activities	5,727	32,707
Cash flows from investing activities:
Proceeds from sale of assets	116	25
Expenditures for property, plant & equipment	(7,624)	(7,195)
Acquisition of businesses (net of cash acquired)	(64)	(10,956)
Other, net	(501)	(575)
Cash used in investing activities	(8,073)	(18,701)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit agreements	10,143	(8,509)
Debt repayment	(1,250)	(2,500)
Net change in book overdraft	1,567	(913)
Proceeds from exercise of employee stock awards	2,339	911
Purchase of treasury shares	(4,427)	(671)
Dividends paid	(4,871)	(4,341)
Other	(92)	—
Windfall tax benefit	170	168
Cash provided by (used in) financing activities	3,579	(15,855)
Net increase (decrease) in cash and cash equivalents	1,233	(1,849)
Effect of exchange rate changes on cash and cash equivalents	338	(495)
Cash and cash equivalents at beginning of period	16,462	12,411
Cash and cash equivalents at end of period	$18,033	$10,067

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three-month fiscal periods ended April 1, 2016 and April 3, 2015
(Unaudited)

1. BASIS OF PRESENTATION

The December 31, 2015, Condensed Consolidated Balance Sheet amounts have been derived from the previously audited Consolidated Balance Sheet of Kaman Corporation and subsidiaries (collectively, the “Company”), but do not include all disclosures required by accounting principles generally accepted in the United States of America ("US GAAP"). In the opinion of management, the condensed consolidated financial information reflects all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this report. The statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the interim periods presented are not necessarily indicative of trends or of results to be expected for the entire year.

The Company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The first quarters for 2016 and 2015 ended on April 1, 2016, and April 3, 2015, respectively.

2. RECENT ACCOUNTING STANDARDS

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.” The objective of this standard is to simplify several aspects of the accounting for share based payment transactions, including, but not limited to, income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the potential impact of this standard on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” The objective of this standard update is to eliminate inconsistent practices with regards to the application of principal versus agent guidance. The amendments in this update affect the guidance for ASU 2014-09 and ASU 2015-14. The provisions of ASU 2016-08 will be effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. The Company is currently assessing the potential impact of this standard on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-07, “Investments - Equity Method and Joint Ventures (Topic 323) - Simplifying the Transition to the Equity Method of Accounting.” This standard update eliminates the requirement to retroactively adopt the equity method of accounting when an investment qualifies for use of the equity method. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815) - Contingent Put and Call Options in Debt Instruments.” The objective of this standard update is to eliminate inconsistent practices with regards to assessing embedded contingent put and call options in debt instruments. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815) - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” The objective of this standard update is to clarify whether a change in the counterparty to a derivative instrument results in a requirement to dedesignate that hedging relationship and discontinue the application of hedge accounting. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The objective of this standard update is to provide a complete and understandable representation of an entity’s leasing activities. This standard requires that lease assets and lease liabilities be recognized on the balance sheet and all key information about leasing arrangements be disclosed. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the potential impact of this standard on its consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 1, 2016 and April 3, 2015
(Unaudited)

2. RECENT ACCOUNTING STANDARDS (CONTINUED)

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.” The objective of this standard update is to remove inconsistent practices with regards to the accounting for financial instruments between US GAAP and International Financial Reporting Standards (“IFRS”). The standard intends to improve the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2017. The Company does not expect these changes to have a material impact on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments.” This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard became effective the first quarter of fiscal year 2016. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements for the quarter ended April 1, 2016.

In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which amends ASC 835-30, “Interest - Imputation of Interest”. The ASU clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit. These costs may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. The standard became effective the first quarter of fiscal year 2016. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330) - Simplifying the Measurement of Inventory." ASU 2015-11 requires an entity to measure inventory within the scope of the standard at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU No. 2015-03 amends the FASB Accounting Standards Codification (the "Codification") to require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related liability. Such treatment is consistent with the current presentation of debt discounts or premiums. As it stood prior to amendment, debt issuance costs were reported in the balance sheet as an asset (i.e., a deferred charge), whereas debt discounts and premiums were, and remain, reported as deductions from or additions to the debt itself. Recognition and measurement guidance for debt issuance costs is not affected by this amendment to the Codification. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810)." ASU 2015-02 focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The adoption of this standard did not have a material impact on the Company's consolidated financial statements for the quarter ended April 1, 2016, and is not expected to have a material impact on the Company's consolidated financial statements in the future.

In January 2015, the FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20)." The new standard eliminates the concept of extraordinary items and their segregation from the results of ordinary operations and expands presentation and disclosure guidance to include items that are both unusual in nature and occur infrequently. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The adoption of this standard did not have a material impact on the Company's consolidated financial statements for the quarter ended April 1, 2016, and is not expected to have a material impact on the Company's financial statements in the future.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 1, 2016 and April 3, 2015
(Unaudited)

2. RECENT ACCOUNTING STANDARDS (CONTINUED)

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (ASC Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." The new standard provides guidance regarding management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, ending after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (ASC Topic 718) - Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could Be Achieved after the Requisite Service Period." The objective of this standard update is to eliminate inconsistent practices with regards to the accounting treatment of share-based payment awards. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2015. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

3. RESTRUCTURING COSTS

During the fourth quarter of 2015, the Company initiated restructuring activities at its Distribution segment in order to align the cost structure of the organization to its current revenue levels. Such actions included workforce reductions and the consolidation of field operations where its Distribution segment had multiple facilities in the same location.

The restructuring resulted in net workforce reductions of 60 employees and the Company's exit from four facilities. As of December 31, 2015, we had communicated the workforce reductions to all affected employees. The Company accrued all workforce reduction costs and facility exit related costs during 2015.

The following table summarizes the accrual balances by cost type for the 2015 restructuring actions:

	Severance	Other (a)	Total
In thousands
Restructuring accrual balance at December 31, 2015	$654	$375	$1,029
Provision	(38)	6	(32)
Cash payments	(492)	(381)	(873)
Restructuring accrual balance at April 1, 2016	$124	$—	$124
(a) Includes costs associated with consolidation of facilities

The above accrual balance associated with severance is included in "Accrued salaries and wages" on the Company's Condensed Consolidated Balance Sheet.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 1, 2016 and April 3, 2015
(Unaudited)

4. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	April 1, 2016	December 31, 2015
In thousands
Trade receivables	$156,480	$144,616
U.S. Government contracts:
Billed	16,655	20,289
Costs and accrued profit – not billed	2,341	4,248
Commercial and other government contracts:
Billed	72,111	68,066
Costs and accrued profit – not billed	7,496	3,872
Less allowance for doubtful accounts	(2,866)	(2,989)
Accounts receivable, net	$252,217	$238,102

Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	April 1, 2016	December 31, 2015
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$900	$900

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

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value:

	April 1, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
In thousands
Long-term debt:
Level 1	$111,584	$148,452	$111,058	$140,156
Level 2	337,569	316,126	329,763	305,681
Total	$449,153	$464,578	$440,821	$445,837

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 1, 2016 and April 3, 2015
(Unaudited)

5. FAIR VALUE MEASUREMENTS (CONTINUED)

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

Recurring Fair Value Measurements

The Company holds derivative instruments for foreign exchange contracts and interest rate swaps that are measured at fair value using observable market inputs such as forward rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy and have been included in other accruals and payables and other long-term liabilities on the Condensed Consolidated Balance Sheet at April 1, 2016, and December 31, 2015. Based on the Company's continued ability to trade and enter into forward contracts and interest rate swaps, we consider the markets for our fair value instruments to be active. The activity related to these contracts was not material to the Company's Condensed Consolidated Financial Statements as of and for the three-month fiscal periods ended April 1, 2016, and April 3, 2015.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of April 1, 2016, such credit risks have not had an adverse impact on the fair value of these instruments.

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

The Company holds forward exchange contracts designed to hedge forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on the Company’s earnings and cash flows. Some of these contracts are designated as cash flow hedges. The Company will include in earnings amounts currently included in accumulated other comprehensive income upon recognition of cost of sales related to the underlying transaction. These contracts and the activity related to these contracts were not material to the Company's Condensed Consolidated Financial Statements as of and for the three-month fiscal periods ended April 1, 2016, and April 3, 2015.

The Term Loan Facility of the Company's Credit Agreement (“Term Loan”) contains floating rate obligations and is subject to interest rate fluctuations. During 2015, the Company entered into interest rate swap agreements for the purposes of hedging the eight quarterly variable-rate Term Loan interest payments due in 2016 and 2017. Additionally, the Company entered into interest rate swap agreements to effectively convert $83.8 million of our variable rate revolving credit facility debt to a fixed interest rate. These interest rate swap agreements were designated as cash flow hedges and intended to manage interest rate risk associated with our variable-rate borrowings and minimize the impact on our earnings and cash flows of interest rate fluctuations attributable to changes in LIBOR rates. At April 1, 2016, and December 31, 2015, $1.0 million and $0.1 million, respectively, was included in other accruals and payables and other long-term liabilities for the fair value of these interest rate swap agreements.

During the second quarter of 2014, the Company entered into forward exchange contracts designed to hedge forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on the Company's earnings and cash flows. These contracts were entered into as a result of forecasted foreign currency transactions associated with the New Zealand contract to deliver ten SH-2G(I) aircraft and were designated as cash flow hedges. During the third quarter of 2014, the Company dedesignated these forward contracts, due to a change in the timing of payments. These contracts and the activity related to these contracts were not material to the Company's Condensed Consolidated Financial Statements as of and for the three-month fiscal periods ended April 1, 2016, and April 3, 2015.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 1, 2016 and April 3, 2015
(Unaudited)

7. INVENTORIES

Inventories consist of the following:

	April 1, 2016	December 31, 2015
In thousands
Merchandise for resale	$158,275	$161,691
Raw materials	25,016	24,721
Contracts and other work in process	184,948	176,130
Finished goods (including certain general stock materials)	23,534	23,205
Total	$391,773	$385,747

Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	April 1, 2016	December 31, 2015
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$7,697	$7,137

K-MAX® inventory of $15.0 million and $14.9 million as of April 1, 2016, and December 31, 2015, respectively, is included in contracts and other work in process inventory and finished goods. Management believes that a significant portion of this K-MAX® inventory will be sold after April 1, 2017, based upon the anticipation of additional aircraft manufacturing and supporting the fleet for the foreseeable future.

At April 1, 2016, and December 31, 2015, $8.6 million and $9.0 million, respectively, of SH-2G(I) inventory was included on the Company's Condensed Consolidated Balance Sheet in contracts and other work in process inventory. Management believes that approximately $4.8 million of the SH-2G(I) inventory will be sold after April 1, 2017. This balance represents spares requirements and inventory to be used on SH-2G programs.

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

Revenue and cost estimates for all significant long-term contracts for which revenue is recognized using the percentage-of-completion method of accounting are reviewed and reassessed quarterly. Based upon these reviews, the Company records the effects of adjustments in profit estimates each period. If at any time the Company determines that in the case of a particular contract total costs will exceed total contract revenue, the Company will record a provision for the entire anticipated contract loss at that time. For the three-month fiscal period ended April 1, 2016, there was a net decrease in the Company's operating income attributable to changes in contract estimates of $1.0 million. This was primarily a result of cost growth on the Boeing 767/777 program. There was a net increase in the Company's operating income from changes in contract estimates of $1.8 million for the three-month fiscal period ended April 3, 2015. This increase was primarily a result of improved performance on the JPF program.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 1, 2016 and April 3, 2015
(Unaudited)

8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company:

	Distribution	Aerospace	Total
In thousands
Gross balance at December 31, 2015	$149,204	$219,758	$368,962
Accumulated impairment	—	(16,252)	(16,252)
Net balance at December 31, 2015	149,204	203,506	352,710
Additions	—	2,138	2,138
Impairments	—	—	—
Foreign currency translation	—	3,661	3,661
Ending balance at April 1, 2016	$149,204	$209,305	$358,509

Additions to goodwill for the Company's Aerospace segment primarily relate to an earnout payment associated with a previous acquisition.

Other intangible assets consisted of:

		At April 1,		At December 31,
		2016		2015
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Customer lists / relationships	6-26 years	$159,204	$(44,134)	$158,831	$(41,445)
Developed technologies	10-20 years	19,677	(494)	19,055	(154)
Trademarks / trade names	3-15 years	8,716	(2,740)	8,478	(2,556)
Non-compete agreements and other	1-9 years	8,286	(6,409)	8,453	(6,006)
Patents	17 years	523	(418)	523	(416)
Total		$196,406	$(54,195)	$195,340	$(50,577)

The changes in other intangible assets are primarily attributable to changes in foreign currency exchange rates.

9. PENSION PLANS

Components of net pension cost for the Qualified Pension Plan and Supplemental Employees’ Retirement Plan ("SERP") are as follows:

	For the Three Months Ended
	Qualified Pension Plan		SERP
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
In thousands
Service cost	$1,149	$3,533	$—	$52
Interest cost on projected benefit obligation	6,122	6,878	64	79
Expected return on plan assets	(10,192)	(11,032)	—	—
Amortization of prior service cost	—	14	—	—
Amortization of net loss	3,173	2,480	45	55
Net pension cost	$252	$1,873	$109	$186

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 1, 2016 and April 3, 2015
(Unaudited)

9. PENSION PLANS (CONTINUED)

The Company contributed $10.0 million to the qualified pension plan and $0.1 million to the SERP through the end of the first quarter. There are no further contributions expected to be made to the qualified pension plan during 2016. The Company plans to contribute an additional $0.4 million to the SERP in 2016. For the 2015 plan year, the Company contributed $10.0 million to the qualified pension plan and $0.5 million to the SERP.

10. COMMITMENTS AND CONTINGENCIES

Pension Freeze

Effective December 31, 2015, the Company's qualified pension plan was frozen with respect to future benefit accruals. Under U.S. Government Cost Accounting Standard (“CAS”) 413 the Company must determine the U.S. Government’s share of any pension curtailment adjustment calculated in accordance with CAS. Such adjustments can result in an amount due to the U.S. Government for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position. The Company is unable to make a determination at this time as to the financial implications the U.S. Government's share in this curtailment adjustment will have, if any, on the Company's consolidated balance sheet and results of operations. Based upon the analysis completed thus far, no accrual has been recorded as of April 1, 2016.

AH-1Z Program

In February 2016, the Company reached an agreement with its customer that modified the scope of the AH-1Z contract and which, among other things, resolved outstanding claims associated with this program. The Company agreed to pay its customer $4.0 million, all of which had been accrued as of the end of 2015. The Company will receive $4.3 million from its customer, the retention of this amount being contingent on the resolution of certain contractual matters. If these contractual matters are not satisfactorily resolved, we may be required to reimburse our customer for all or a portion of this amount. The Company has included this amount in its current estimate of contract revenue, as the Company believes the favorable resolution of this contractual matter is probable. Given the current volume of firm orders, the Company estimates the contract to be a zero margin program, taking into consideration the $2.8 million of G&A costs capitalized in inventory associated with this contract.

New Hartford Property

In connection with the sale of the Company’s Music segment in 2007, the Company assumed responsibility for meeting certain requirements of the Connecticut Transfer Act (the “Transfer Act”) that applied to the transfer of the New Hartford, Connecticut, facility leased by that segment for guitar manufacturing purposes (“Ovation”). Under the Transfer Act, those responsibilities essentially consist of assessing the site's environmental conditions and remediating environmental impairments, if any, caused by Ovation's operations prior to the sale. The site is a multi-tenant industrial park, in which Ovation and other unrelated entities lease space. The environmental assessment process, which began in 2008, has been completed and site remediation is in process.

The Company's estimate of its portion of the cost to assess the environmental conditions and remediate this site is $2.3 million, all of which has been accrued. The total amount paid to date in connection with these environmental remediation activities is $1.5 million. A portion ($0.1 million) of the accrual related to this property is included in other accruals and payables and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 1, 2016 and April 3, 2015
(Unaudited)

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Bloomfield Property

In connection with the Company’s 2008 purchase of the portion of the Bloomfield campus that a Company subsidiary had leased from the Naval Air Systems Command ("NAVAIR"), the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and continues the effort to define the scope of the remediation that will be required by the Connecticut Department of Energy & Environmental Protection. The assumed environmental liability of $10.3 million, all of which has been accrued, was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $11.4 million. At April 1, 2016, the Company has $3.5 million accrued for this environmental matter. A portion ($0.6 million) of the accrual related to this property is included in other accruals and payables, and the balance ($2.9 million) is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Rimpar Property

In connection with the Company's purchase of GRW Bearings, the Company assumed responsibility for the environmental remediation of GRW's Rimpar, Germany facility. As part of the purchase price allocation, the Company accrued approximately €3.8 million for this remediation effort. A portion (€0.3 million) of the accrual related to this property is included in other accruals and payables and the balance is included in other long-term liabilities. We are currently in the process of initiating a Phase II assessment in order to better understand the extent of the environmental effort necessary to remediate the facility. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Other Environmental Matters

The Company has been notified by the Environmental Protection Agency that it is a potentially responsible party ("PRP") at a Superfund Site in Rhode Island. At April 1, 2016, the Company had no amount accrued for this matter, as it is unable to estimate the amount of costs, if any, that might be incurred in connection with the remediation of this site. In making this determination, the Company considered all available information related to the site; specifically, the continued identification of PRPs and the inability to determine the proportion of total responsibility attributable to each PRP at this time. As more information is received, the Company will reassess its ability to estimate its portion of the cost for remediation, taking into consideration the financial resources of other PRPs involved in the site, their proportionate share of the total responsibility for waste at the site, the existence of insurance and the financial viability of the insurer.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 1, 2016 and April 3, 2015
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

	For the Three Months Ended
	April 1, 2016	April 3, 2015
In thousands, except per share amounts
Net earnings	$9,777	$12,749

Basic:
Weighted average number of shares outstanding	27,059	27,188
Basic earnings per share	$0.36	$0.47

Diluted:
Weighted average number of shares outstanding	27,059	27,188
Weighted average shares issuable on exercise of dilutive stock options	135	137
Weighted average shares issuable on redemption of convertible notes	612	553
Total	27,806	27,878

Diluted earnings per share	$0.35	$0.46

Equity awards

For the three-month fiscal periods ended April 1, 2016, and April 3, 2015, respectively, 663,302 and 501,263 shares issuable under equity awards granted to employees were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period.

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

For the three-month fiscal periods ended April 1, 2016, and April 3, 2015, respectively, shares issuable under the Convertible Notes that were dilutive during the period were included in the calculation of earnings per share as the conversion price for the Convertible Notes was less than the average share price of the Company's stock.

Warrants

Excluded from the diluted earnings per share calculation for the three-month fiscal periods ended April 1, 2016, and April 3, 2015, are 3,430,992 and 3,417,392 shares, respectively, issuable under the warrants sold in connection with the Company’s convertible note offering as they would be anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 1, 2016 and April 3, 2015
(Unaudited)

12. SHARE-BASED ARRANGEMENTS

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

Compensation expense for stock options, restricted stock awards and restricted stock units is recognized on a straight-line basis over the vesting period of the awards. Share-based compensation expense recorded for the three-month fiscal periods ended April 1, 2016, and April 3, 2015, was $1.5 million and $1.6 million, respectively.

During the first quarter of 2015, the Company issued stock awards with market and performance based conditions, bringing the total of these shares to 8,238, assuming a 100% achievement level. The Company measures the cost of these awards based on their grant date fair value to the extent of the probable number of shares to be earned upon vesting. Amortization of this cost is recorded on a straight-line basis over the requisite service period. Throughout the course of the requisite service period, the Company monitors the level of achievement compared to the target and adjusts the number of shares expected to be earned, and the related compensation expense recorded thereafter, to reflect the updated most probable outcome. Compensation expense for these awards for the three-month fiscal periods ended April 1, 2016, and April 3, 2015, was not material.

Stock option activity was as follows:

	For the Three Months Ended
	April 1, 2016
	Options	Weighted - average exercise price
Options outstanding at beginning of period	1,040,036	$33.22
Granted	230,197	$42.86
Exercised	(49,363)	$30.56
Forfeited or expired	(4,575)	$34.64
Options outstanding at April 1, 2016	1,216,295	$35.14

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	For the Three Months Ended
	April 1, 2016	April 3, 2015
Expected option term (years)	5.2	5.1
Expected volatility	26.0%	29.0%
Risk-free interest rate	1.2%	1.6%
Expected dividend yield	1.8%	1.6%
Per share fair value of options granted	$8.63	$9.28

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 1, 2016 and April 3, 2015
(Unaudited)

12. SHARE-BASED ARRANGEMENTS (CONTINUED)

Restricted Stock Award and Restricted Stock Unit activity was as follows:

	For the Three Months Ended
	April 1, 2016
	Restricted Stock	Weighted- average grant date fair value
Restricted Stock outstanding at beginning of period	183,543	$37.80
Granted	57,520	$42.77
Vested	(57,237)	$36.12
Forfeited or expired	(1,038)	$37.83
Restricted Stock outstanding at April 1, 2016	182,788	$39.90

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

The Aerospace segment produces and/or markets widely used proprietary aircraft bearings and components; super precision miniature ball bearings; complex metallic and composite aerostructures for commercial, military and general aviation fixed and rotary wing aircraft; safe and arm solutions for missile and bomb systems for the U.S. and allied militaries; subcontract helicopter work; restoration, modification and support of the Company's SH-2G Super Seasprite maritime helicopters; manufacture and support of the Company's K-MAX® medium-to-heavy lift helicopters aircraft; and engineering services.

Summarized financial information by business segment is as follows:

	For the Three Months Ended
In thousands	April 1, 2016	April 3, 2015
Net sales:
Distribution	$288,664	$311,471
Aerospace	162,534	131,311
Net sales	$451,198	$442,782
Operating income:
Distribution	$10,469	$12,964
Aerospace	21,297	21,821
Net gain/(loss) on sale of assets	28	(27)
Corporate expense	(13,444)	(12,428)
Operating income	18,350	22,330
Interest expense, net	3,807	3,327
Other expense (income), net	86	(64)
Earnings before income taxes	14,457	19,067
Income tax expense	4,680	6,318
Net earnings	$9,777	$12,749

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 1, 2016 and April 3, 2015
(Unaudited)

14. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in shareholders’ equity for the three-month fiscal periods ended April 1, 2016, and April 3, 2015, were as follows:

	For the Three Months Ended
	April 1, 2016	April 3, 2015
In thousands
Beginning balance	$543,077	$517,665
Comprehensive income	18,438	8,952
Dividends declared	(4,875)	(4,895)
Employee stock plans and related tax benefit	2,339	911
Purchase of treasury shares	(4,427)	(671)
Share-based compensation expense	1,494	1,605
Ending balance	$556,046	$523,567

The components of accumulated other comprehensive income (loss) are shown below:

	For the Three Months Ended
	April 1, 2016	April 3, 2015
In thousands
Foreign currency translation:
Beginning balance	$(22,625)	$(20,676)
Net gain/(loss) on foreign currency translation	7,213	(5,460)
Reclassification to net income	—	—
Other comprehensive income/(loss), net of tax	7,213	(5,460)
Ending balance	$(15,412)	$(26,136)

Pension and other post-retirement benefits(a):
Beginning balance	$(117,455)	$(105,264)
Reclassifications to net income:
Amortization of prior service cost, net of tax expense of $0 and $5, respectively	—	9
Amortization of net loss, net of tax expense of $1,213 and $956, respectively	2,005	1,579
Other comprehensive income/(loss), net of tax	2,005	1,588
Ending balance	$(115,450)	$(103,676)

Derivative instruments(b):
Beginning balance	$(58)	$(321)
Net loss on derivative instruments, net of tax benefit of $437 and $28, respectively	(722)	(45)
Reclassification to net income, net of tax expense of $100 and $73, respectively	165	120
Other comprehensive income/(loss), net of tax	(557)	75
Ending balance	$(615)	$(246)

Total accumulated other comprehensive income (loss)	$(131,477)	$(130,058)

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
(See Note 9, Pension Plans for additional information.)
(b) See Note 6, Derivative Financial Instruments, for additional information regarding our derivative instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 1, 2016 and April 3, 2015
(Unaudited)

15. INCOME TAXES

	For the Three Months Ended
	April 1, 2016	April 3, 2015

Effective Income Tax Rate	32.4%	33.1%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the period. The lower effective tax rate for the three-month fiscal period ended April 1, 2016, as compared with the U.S. statutory rate of 35% is primarily due to certain discrete items in the quarter, the most significant of which resulted from adjustments to foreign provisions for taxes and actual foreign tax returns filed. The lower effective rate for the three-month fiscal period ended April 3, 2015, as compared with the U.S. statutory rate of 35% was primarily due to favorable adjustments related to amended returns, as well as additional deductions for domestic production activities.

16. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of these financial statements. No material subsequent events were identified that required disclosure.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide readers of our condensed consolidated financial statements with the perspectives of management. It presents, in narrative and tabular form, information regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results, and is designed to enable the readers of this report to obtain an understanding of our businesses, strategies, current trends and future prospects. It should be read in conjunction with our 2015 Annual Report on Form 10-K and the condensed consolidated financial statements included in Item 1 of this Form 10-Q.

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

•
The Aerospace segment produces and/or markets proprietary aircraft bearings and components; super precision, miniature ball bearings; complex metallic and composite aerostructures for commercial, military and general aviation fixed and rotary wing aircraft; safe and arming solutions for missile and bomb systems for the U.S. and allied militaries; design and supply of aftermarket parts to businesses performing maintenance, repairs and overhauls in aerospace markets; subcontract helicopter work; restoration, modification and support of our SH-2G Super Seasprite maritime helicopters; manufacture and support of our K-MAX® manned and unmanned medium-to-heavy lift helicopters; and engineering design, analysis and certification services.

Financial performance

•	Net sales increased 1.9% for the three-month fiscal period ended April 1, 2016, compared to the comparable fiscal period in the prior year.

•	Net earnings decreased 23.3% for the three-month fiscal period ended April 1, 2016, compared to the comparable fiscal period in the prior year.

•	Diluted earnings per share decreased to $0.35, a decrease of $0.11, or 23.9% for the three-month fiscal period ended April 1, 2016, compared to the comparable fiscal period in the prior year.

•	Cash flows provided by operating activities for the three-month fiscal period ended April 1, 2016, were $5.7 million, $27.0 million less than the comparable fiscal period in the prior year.

Recent events

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

•
On January 5, 2016, the Company announced that its Aerospace segment was awarded a direct commercial sales order for the procurement of Joint Programmable Fuzes ("JPF") with a total value of $93.0 million. Delivery of these orders is anticipated to occur in 2016 and 2017.

Outlook

We are reaffirming our full-year outlook for 2016, as follows:

•	Distribution:

◦	Sales of $1,125.0 million to $1,165.0 million

◦	Operating margins of 4.4% to 4.6%

◦	Adjusted EBITDA margin of 5.8% to 6.0%

•	Aerospace:

◦	Sales of $700.0 million to $720.0 million

◦	Operating margin of 17.5% to 17.8%, or 18.3% to 18.6%, when adjusted for $5.5 million of transaction and integration costs in 2016 associated with the 2015 acquisitions

◦	Adjusted EBITDA margin of 21.8% to 22.0%

•	Interest expense of approximately $16.0 million

•	Corporate expenses of approximately $55.0 million

•	Estimated annualized tax rate of approximately 34.5%

•	Depreciation and amortization expense of approximately $45.0 million

•	Capital expenditures of $30.0 million to $40.0 million

•	Free cash flow in the range of $50.0 million to $60.0 million

The following table illustrates the calculation of "Free Cash Flow", a Non-GAAP financial measure:

	2016 Outlook
In millions
Free Cash Flow(a):
Net cash provided by operating activities	$80.0	to	$100.0
Expenditures for property, plant and equipment	30.0	to	40.0
Free Cash Flow	$50.0	to	$60.0
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

(a)
Adjusted EBITDA, a non-GAAP financial measure, is defined as operating income before depreciation and amortization. Adjusted EBITDA is calculated on our consolidated results as well as the results of our reportable segments. Adjusted EBITDA differs from Segment Operating Income, as calculated in accordance with GAAP, in that it excludes depreciation and amortization and, in the Aerospace segment, $5.5 million of transaction and integration costs. We have made numerous investments in our business, such as acquisitions and increased capital expenditures, including facility improvements, new machinery and equipment, improvements to our information technology infrastructure and new ERP systems. Management believes Adjusted EBITDA provides an additional perspective on the operating results of the organization and its earning capacity and helps improve the comparability of our results between periods by eliminating costs that are not reflective of our current period operations and the impact of non-cash depreciation and amortization expense.

RESULTS OF OPERATIONS

Consolidated Results

Net Sales

	For the Three Months Ended
	April 1, 2016	April 3, 2015
	(in thousands)
Net sales	$451,198	$442,782
$ change	8,416	34,824
% change	1.9%	8.5%

The following table details the components of the increase (decrease) in net sales as a percentage of consolidated net sales for the three months ended April 1, 2016:

Organic Sales(1):
Distribution	(5.7)%
Aerospace	3.1%
Total Organic Sales	(2.6)%

Sales by Recent Acquisitions:
Distribution	0.6%
Aerospace	3.9%
Total Acquisition Sales	4.5%

% change in net sales	1.9%
(1) Sales contributed by acquisitions are included in organic sales beginning with the thirteenth month following the date of acquisition.

See segment discussions below for additional information regarding the changes in net sales.

Gross Profit

	For the Three Months Ended
	April 1, 2016	April 3, 2015
	(in thousands)
Gross profit	$134,430	$127,911
$ change	6,519	13,911
% change	5.1%	12.2%
% of net sales	29.8%	28.9%

Gross profit increased for the three-month fiscal period ended April 1, 2016, as compared to the same period in 2015. This was a result of higher gross profit at our Aerospace segment, mostly attributable to the contribution of gross profit from the 2015 acquisitions, offset by lower gross profit at our Distribution segment.

Gross profit as a percentage of net sales increased for the three-month fiscal period ended April 1, 2016, as compared to the corresponding period in 2015, due to improved gross margin performance at Distribution and the mix of sales shifting to higher margin programs in our Aerospace segment, specifically higher JPF direct commercial sales.

Selling, General & Administrative Expenses (SG&A)

	For the Three Months Ended
	April 1, 2016	April 3, 2015
	(in thousands)
SG&A	$116,108	$105,554
$ change	10,554	13,252
% change	10.0%	14.4%
% of net sales	25.7%	23.8%

The following table details the components of the SG&A changes for the three-month fiscal period ended April 1, 2016, as compared to the corresponding 2015 period:

Organic SG&A(1):
Distribution	(0.3)%
Aerospace	3.9%
Corporate	1.0%
Total Organic SG&A	4.6%

Acquisition SG&A:
Distribution	0.5%
Aerospace	4.9%
Total Acquisition SG&A	5.4%

% change in SG&A	10.0%
(1)SG&A expense incurred by acquisitions are included in organic SG&A beginning with the thirteenth month following the date of acquisition.

The increase in SG&A for the three-month fiscal period ended April 1, 2016, was primarily due to higher expenses at our Aerospace segment and Corporate. The increase in expenses at our Aerospace segment primarily relates to the addition of SG&A expenses from our 2015 Aerospace acquisitions and the sale of government contract program inventory which included previously capitalized general and administrative expenses totaling $3.1 million. Corporate expenses were $1.0 million higher for the three-month fiscal period ended April 1, 2016, primarily driven by higher salary and wage expense and an increase in consulting costs.

Operating Income

	For the Three Months Ended
	April 1, 2016	April 3, 2015
	(in thousands)
Operating income	$18,350	$22,330
$ change	(3,980)	746
% change	(17.8)%	3.5%
% of net sales	4.1%	5.0%

The decrease in operating income for the three-month fiscal period ended April 1, 2016, versus the comparable period in 2015 was primarily due to decreases in organic operating income at both our Distribution and Aerospace segments and higher corporate expenses. These decreases were slightly offset by the contribution of operating income from our 2015 Aerospace and Distribution acquisitions. (See segment discussion below for additional information.)

Interest Expense, Net

	For the Three Months Ended
	April 1, 2016	April 3, 2015
	(in thousands)
Interest expense, net	$3,807	$3,327

Interest expense, net, generally consists of interest charged on our Credit Agreement (see "Liquidity and Capital Resources - Financing Arrangements", below), which includes a revolving credit facility and a term loan facility, and other borrowings and the amortization of debt issuance costs, offset by interest income. The increase in interest expense, net for the three-month fiscal period ended April 1, 2016, was primarily attributable to higher average borrowings, as compared to the comparable period ended April 3, 2015. The interest rate for outstanding amounts under the Credit Agreement at April 1, 2016, was 1.69% compared to 1.71% at April 3, 2015. (See Liquidity and Capital Resources section below for information on our borrowings.)

Effective Income Tax Rate

	For the Three Months Ended
	April 1, 2016	April 3, 2015

Effective income tax rate	32.4%	33.1%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the period. The lower effective tax rate for the three-month fiscal period ended April 1, 2016, as compared with the U.S. statutory rate of 35% is primarily due to certain discrete items in the quarter, the most significant of which resulted from adjustments to foreign provisions for taxes and actual foreign tax returns filed. The lower effective rate for the three-month fiscal period ended April 3, 2015, as compared with the U.S. statutory rate of 35% was primarily due to favorable adjustments related to amended returns, as well as additional deductions for domestic production activities.

Distribution Segment

Results of Operations

	For the Three Months Ended
	April 1, 2016	April 3, 2015
	(in thousands)
Net sales	$288,664	$311,471
$ change	(22,807)	52,575
% change	(7.3)%	20.3%

Operating income	$10,469	$12,964
$ change	(2,495)	1,231
% change	(19.2)%	10.5%
% of net sales	3.6%	4.2%

Net sales

The decrease in net sales for the three-month fiscal period ended April 1, 2016, as compared to the same period in 2015 was due to lower organic sales, driven by lower sales volume to our original equipment manufacturer customers and maintenance, repair and operations customers and one less sales day in the period. Looking at the markets we serve, sales were lower in the machinery manufacturing, mining, merchant wholesalers durable goods, fabricated metal product manufacturing and paper manufacturing markets for the three-month fiscal period ended April 1, 2016, as compared to the comparable period in 2015. Partially offsetting these decreases were higher sales in the nonmetallic mineral products, merchant wholesalers nondurable goods and food manufacturing markets.

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

		For the Three Months Ended
		April 1, 2016	April 3, 2015
		(in thousands)
Current period
Net sales		$288,664	$311,471
Acquisition sales (1)		2,659	29,997
Organic sales		286,005	281,474
Sales days		65	66
Organic sales per sales day for the current period	a	$4,400	$4,265

Prior period
Net sales from the prior year		$311,471	$258,896
Sales days from the prior year		66	62
Sales per sales day from the prior year	b	$4,719	$4,176

% change	(a-b)÷b	(6.8)%	2.1%
(1) Sales contributed by an acquisition are included in organic sales beginning with the thirteenth month following the date of acquisition. Prior period information is adjusted to reflect acquisition sales for that period as organic sales when calculating the change in organic sales per sales day.

Operating income

The Distribution segment's operating income for the three-month fiscal period ended April 1, 2016, decreased as compared to the corresponding period in the prior year. This was a result of lower organic sales and gross profit, slightly offset by the contribution of operating income from the 2015 acquisitions. Additionally, there was one less sales day in the fiscal period ended April 1, 2016.
Other Matters

Enterprise Resource Planning System

In July 2012, we announced a decision to invest in a new enterprise resource planning business system for our Distribution segment with an estimated total cost of $45.0 million. Since our announcement in 2012, Distribution has acquired nine businesses. To date, we have implemented the new ERP system at four acquired entities, of which two were not included in the original project scope. Additionally, an upgraded version of the software has become available since we developed our initial implementation plan. The upgrade is a major release of the ERP software and provides additional functionality and features, along with a new user interface.  As a result of the unplanned implementations at the acquired businesses and the software upgrade, our implementation timeline has been extended. With the extension of our implementation timeline, the estimated total project cost has increased to $51.1 million.

For the three-month fiscal periods ended April 1, 2016, and April 3, 2015, expenses incurred totaled approximately $0.2 million each period, and capital expenditures totaled $1.0 million and $2.3 million, respectively. Total to date capital expenditures as of April 1, 2016, were $31.7 million. Depreciation expense for the ERP system for the three-month fiscal periods ended April 1, 2016, and April 3, 2015, totaled $0.7 million each period.

Aerospace Segment

Results of Operations

	For the Three Months Ended
	April 1, 2016	April 3, 2015
	(in thousands)
Net sales	$162,534	$131,311
$ change	31,223	(17,751)
% change	23.8%	(11.9)%

Operating income	$21,297	$21,821
$ change	(524)	(200)
% change	(2.4)%	(0.9)%
% of net sales	13.1%	16.6%

Net sales

Sales increased for the three-month fiscal period ended April 1, 2016, as compared to the corresponding period in 2015, primarily due to the contribution of $17.3 million of sales from our 2015 acquisitions. Organic sales increased $13.9 million, which consisted of higher sales in both our military and commercial products/programs. Organic sales generated by our military programs/products increased $6.7 million, primarily due to higher direct sales to foreign militaries of the JPF and higher sales associated with legacy missile fuze programs. These increases, totaling $33.2 million, were partially offset by lower sales associated with our JPF program with the USG, the SH-2G(I) contract with New Zealand, the Boeing A-10 program, and the Sikorsky BLACK HAWK helicopter program, as well as a decrease in military bearing products sales.

Organic sales generated by our commercial programs/products increased $7.2 million for the three-month fiscal period ended April 1, 2016, as compared to the corresponding period in 2015. The increase is primarily attributable to higher commercial bearing product and K-MAX® program sales.

Operating income

Operating income remained relatively flat for the three-month fiscal period ended April 1, 2016, compared to the corresponding period in 2015. Operating income decreases totaling $9.7 million were primarily attributable to a decline in gross margin on the Boeing 767/777 program attributable to cost growth, lower sales associated with certain programs/products as discussed above, higher SG&A expense attributable to the sale of government program contract inventory which included previously capitalized general and administrative expenses totaling $3.1 million and acquisition and integration related costs of $2.0 million. These decreases were largely offset by the incremental gross profit associated with higher direct sales of our JPF to foreign militaries.

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

Revenue and cost estimates for all significant long-term contracts for which revenue is recognized using the percentage-of-completion method of accounting are reviewed and reassessed quarterly. Based upon these reviews, the Company records the effects of adjustments in profit estimates each period. If at any time the Company determines that in the case of a particular contract total costs will exceed total contract revenue, the Company will record a provision for the entire anticipated contract loss at that time. For the three-month fiscal period ended April 1, 2016, there was a net decrease in the Company's operating income attributable to changes in contract estimates of $1.0 million. This was primarily a result of cost growth on the Boeing 767/777 program. There was a net increase in the Company's operating income from changes in contract estimates of $1.8 million for the three-month fiscal period ended April 3, 2015. This increase was primarily a result of improved performance on the JPF program.

Backlog

	April 1, 2016	December 31, 2015
	(in thousands)
Backlog	$715,925	$659,350

Backlog increased during the first three months of 2016 primarily due to JPF commercial sales orders received from foreign militaries, as discussed below.

Major Programs/Product Lines

Below is a discussion of significant changes in the Aerospace segment's major programs during the first three months of 2016. See our 2015 Annual Report on Form 10-K for a complete discussion of our Aerospace segment's programs.

AH-1Z

In February 2016, we reached an agreement with our customer that modified the scope of the AH-1Z contract and which, among other things, resolved outstanding claims associated with this program. We agreed to pay our customer $4.0 million, all of which had been accrued at the end of 2015. We will receive $4.3 million from our customer, the retention of this amount being contingent on the resolution of certain contractual matters. If these contractual matters are not satisfactorily resolved, we may be required to reimburse our customer for all or a portion of this amount. We have included this amount in its current estimate of contract revenue, as we believe the favorable resolution of this contractual matter is probable. Given the current volume of firm orders, we estimate the contract to be a zero margin program, taking into consideration the $2.8 million of G&A costs capitalized in inventory associated with this contract.

A-10

The segment has contracted with Boeing to produce the wing control surfaces (inboard and outboard flaps, slats and deceleron assemblies) for the U.S. Air Force's ("USAF") A-10 fleet. This contract has a potential value of over $110.0 million; however, annual quantities will vary, as they are dependent upon the orders Boeing receives from the USAF. Through April 1, 2016, 141 shipsets have been delivered over the life of the program. In January 2016, the USAF indicated that they would delay the retirement of the A-10 fleet due to its importance in current operations in the Middle East. We continue to monitor the defense budget and understand that despite this positive indication, the future of this program could be at risk without the continued support of Congress. As of the date of this filing, we believe congressional support remains strong and we have confidence that this program will continue. We have not received any orders for additional shipsets in 2016, and as such, we expect a break in production as we near the end of the current units we have on order and await follow-on orders from our customer. Through the date of this filing we have not received any indication from our customer that this program will be terminated. Tooling and nonrecurring costs on this program are being amortized over 242 shipsets, the number of shipsets expected to be delivered under this program. At April 1, 2016, our program backlog was $13.5 million, representing approximately 29 shipsets, and total program inventory was $18.1 million, of which $13.1 million is associated with non-recurring engineering, which may not be recoverable in the event of a contract termination.

FMU-152 A/B – Joint Programmable Fuze (“JPF”)

The segment manufactures the JPF, an electro-mechanical bomb safe and arming device, which allows the settings of a weapon to be programmed in flight. We occasionally experience lot acceptance test failures on this program due to the complexity of the product and the extreme parameters of the acceptance testing. Given the maturity of the product, we now generally experience isolated failures, rather than systemic failures. As a result, identifying a root cause can take longer and may result in fluctuating delivery performance from quarter to quarter.

Sales of these fuzes can be direct to the USG, Foreign Military Sales ("FMS") through the USG and direct commercials sales for foreign militaries that although not funded by the USG require proper regulatory approvals from the USG. In January 2016, we were awarded a direct commercial sales contract order with a total value of $93.0 million for fuzes to be delivered in 2016 and 2017. Total JPF backlog at April 1, 2016, is $275.1 million.

During the quarter we delivered a total of 6,784 fuzes, which consisted of 2,384 fuzes delivered to the USG and 4,400 fuzes delivered as direct commercial sales to foreign governments. We expect to deliver approximately 30,000 to 34,000 fuzes in 2016.

The Company currently provides the FMU-152A/B to the USAF and twenty-six other nations, but the U.S. Navy currently utilizes a different fuze - the FMU 139. In 2015, the U.S. Naval Air Systems Command (“NAVAIR”) solicited proposals for a firm fixed price production contract to implement improvements to the performance characteristics of the FMU-139 (such improved fuze having been designated the FMU-139D/B), and the USAF has stated that, if and when a contract is awarded and production begins, the funds associated with the FMU-152A/B will be redirected to the FMU-139D/B. During the third quarter of 2015, the U.S. Navy announced that a competitor was awarded the contract for the FMU-139 D/B. In the event the FMU-139 D/B program proceeds as planned and the USAF redirects the funds associated with the FMU-152 A/B to the FMU-139 D/B, our business, financial condition, results of operations and cash flows may be materially adversely impacted. Any such impact would not be likely to occur for a number of years.

LIQUIDITY AND CAPITAL RESOURCES

Discussion and Analysis of Cash Flows

We assess liquidity in terms of our ability to generate cash to fund working capital requirements and investing and financing activities. Significant factors affecting liquidity include: cash flows generated from or used by operating activities, capital expenditures, investments in our business segments and their programs, acquisitions, divestitures, dividends, availability of future credit, adequacy of available bank lines of credit, and factors that might otherwise affect the company's business and operations generally, as described under the heading “Risk Factors” and “Forward-Looking Statements” in Item 1A of Part I of our 2015 Annual Report on Form 10-K.

We continue to rely upon bank financing as an important source of liquidity for our business activities including acquisitions. We believe this, when combined with cash generated from operating activities, will be sufficient to support our anticipated cash requirements for the foreseeable future; however, we may decide to borrow additional funds or raise additional equity capital to support other business activities including potential future acquisitions. We anticipate our capital expenditures will be approximately $30.0 to $40.0 million in 2016, primarily related to machinery and equipment and information technology infrastructure. Included in this is approximately $5.2 million associated with investments in ERP systems primarily for our Distribution segment and, to a lesser extent, certain Aerospace facilities.

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

We regularly monitor credit market conditions to identify potential issues that may adversely affect, or provide opportunities for, the securing and/or advantageous pricing of additional financing, if any, that may be necessary to continue with our growth strategy and finance working capital requirements.

Management regularly monitors pension plan asset performance and the assumptions used in the determination of our benefit obligation, comparing them to actual performance. We continue to believe the assumptions selected are valid due to the long-term nature of our benefit obligation.

Effective December 31, 2015, the qualified pension plan was frozen with respect to future benefit accruals. Under U.S. Government Cost Accounting Standard (“CAS”) 413 we must determine the U.S. Government’s share of any pension curtailment adjustment calculated in accordance with CAS. Such adjustments can result in an amount due to the U.S. Government for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position. We are unable to make a determination at this time as to the financial implications the U.S. Government's share in this curtailment adjustment will have, if any, on our consolidated balance sheet and results of operations. Based upon the analysis completed thus far, no accrual has been recorded as of April 1, 2016.

A summary of our consolidated cash flows from continuing operations is as follows:

	For the Three Months Ended
	April 1, 2016	April 3, 2015	2016 vs. 2015
	(in thousands)
Total cash provided by (used in):
Operating activities	$5,727	$32,707	$(26,980)
Investing activities	(8,073)	(18,701)	10,628
Financing activities	3,579	(15,855)	19,434

Free Cash Flow (a):
Net cash provided by operating activities	$5,727	$32,707	$(26,980)
Expenditures for property, plant and equipment	(7,624)	(7,195)	(429)
Free cash flow	$(1,897)	$25,512	$(27,409)

(a) Free Cash Flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less expenditures for property, plant and equipment, both of which are presented in our Condensed Consolidated Statements of Cash Flows. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures for more information regarding Free Cash Flow.

Net cash provided by operating activities decreased for the three-month fiscal period ended April 1, 2016, versus the comparable period in 2015, primarily due to the absence of milestone payments under the SH-2G(I) program that contributed to strong receivable collections during the first quarter of 2015.

Net cash used in investing activities decreased for the three-month fiscal period ended April 1, 2016, versus the comparable period in 2015, primarily due to a decrease in cash used for acquisitions.

Net cash provided by financing activities for the three-month fiscal period ended April 1, 2016, was $3.6 million, compared to net cash used in financing activities for the comparable period in 2015 of $15.9 million. This change is primarily due to an increase in borrowings under our revolving credit facility.

Financing Arrangements

On May 6, 2015, we closed on an amended and restated $700.0 million Credit Agreement. Capitalized terms used in this discussion of the Credit Agreement but not defined herein have the meanings ascribed thereto in the Credit Agreement. The Credit Agreement amends and restates our previously existing credit facility to, among other things: (i) extend the maturity date to May 6, 2020; (ii) increase the aggregate amount of revolving commitments from $400.0 million to $600.0 million; (iii) reinstate the aggregate amount of outstanding Term Loans to $100.0 million; (iv) modify the affirmative and negative covenants set forth in the facility; and (v) effectuate a number of additional modifications to the terms and provisions of the facility, including its pricing. The term loan commitment requires quarterly payments of principal (which commenced on June 30, 2015) at the rate of $1.25 million, increasing to $1.875 million on June 30, 2017, and then to $2.5 million on June 30, 2019, with $65.0 million payable in the final quarter of the facility's term. The facility includes an accordion feature that allows us to increase the aggregate amount available to up to $900.0 million with additional commitments from the Lenders.

Interest rates on amounts outstanding under the Credit Agreement are variable, and are determined based on the Consolidated Senior Secured Leverage Ratio. At April 1, 2016, the interest rate for the outstanding amounts on both the revolving credit facility and term loan commitment was 1.69%. In addition, we are required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.175% to 0.300% per annum, based on the Consolidated Senior Secured Leverage Ratio. Fees for outstanding letters of credit range from 1.25% to 2.00%, based on the Consolidated Senior Secured Leverage Ratio.

The financial covenants associated with the Credit Agreement include a requirement that (i) the Consolidated Senior Secured Leverage Ratio cannot be greater than 3.50 to 1.00, with an available election to increase the maximum to 3.75 to 1.00 for four consecutive quarters in connection with a Permitted Acquisition with consideration in excess of $125.0 million; (ii) the Consolidated Total Leverage Ratio cannot be greater than 4.00 to 1.00, with an available election to increase the maximum to 4.25 to 1.00 for four consecutive quarters in connection with a Permitted Acquisition with consideration in excess of $125.0 million; (iii) the Consolidated Interest Coverage Ratio cannot be less than 4.00 to 1.00; and (iv) Liquidity: (a) as of the last day of the fiscal quarter of the Company ending two full fiscal quarters prior to the stated maturity of the Specified Convertible Notes, cannot be less than an amount equal to 50% of the outstanding principal amount of the Specified Convertible Notes, and (b) as of the last day of each fiscal quarter of the Company ending thereafter, cannot be less than an amount equal to the outstanding principal amount of the Specified Convertible Notes as of such day. We are in compliance with the financial covenants as of and for the quarter ended April 1, 2016, and do not anticipate noncompliance in the foreseeable future.

Total average bank borrowings during the quarter ended April 1, 2016, were $330.5 million compared to $192.5 million for the year ended December 31, 2015. As of April 1, 2016, and December 31, 2015, there was $223.5 million and $259.9 million available for borrowing, respectively, under the Revolving Credit Facility, net of letters of credit. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Facility. A total of $6.9 million and $5.9 million in letters of credit was outstanding under the Revolving Credit Facility as of April 1, 2016, and December 31, 2015, respectively.

Other Sources/Uses of Capital

We contributed $10.0 million to the qualified pension plan and $0.1 million to the SERP through the end of the first quarter. We do not expect to make any further contributions to the qualified pension plan during 2016. We plan to contribute an additional $0.4 million to the SERP in 2016. For the 2015 plan year, we contributed $10.0 million to the qualified pension plan and $0.5 million to the SERP.

On April 29, 2015, we announced that our Board of Directors approved a share repurchase program ("2015 Share Repurchase Program") authorizing the repurchase of up to $100.0 million of the common stock, par value $1.00 per share, of the Company. This new program replaced our 2000 Stock Repurchase Program. We currently intend to repurchase shares to offset the annual issuance of shares under our employee stock plans, but the timing and actual number of shares repurchased will depend on a variety of factors including stock price, market conditions, corporate and regulatory requirements, capital availability and other factors, including acquisition opportunities. As of April 1, 2016, we had repurchased 391,162 shares under the 2015 Share Repurchase Program and approximately $84.3 million remained available for repurchases under this authorization.

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

Organic Sales per Sales Day

Organic sales per sales day is defined as GAAP “Net sales of the Distribution segment” less sales derived from acquisitions completed during the preceding twelve months divided by the number of sales days in a given period. Sales days are the days that the Distribution segment’s branch locations were open for business and exclude weekends and holidays. Management believes sales per sales day provides an important perspective on how net sales may be impacted by the number of days the segment is open for business. Management uses organic sales per sales day as a measurement to compare periods in which the numbers of sales days differ.

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

Adjusted EBITDA and Adjusted EBTIDA Margin

Adjusted EBITDA is defined as operating income before depreciation and amortization. Adjusted EBITDA is calculated using our consolidated results as well as the results of our reportable segments. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by Net sales for our reportable segments. Adjusted EBITDA differs from Segment Operating Income, as calculated in accordance with GAAP, in that it excludes depreciation and amortization and, in the case of the Aerospace segment, transaction and integration costs associated with 2015 acquisitions. The Company has made numerous investments in our business, such as acquisitions and increased capital expenditures, including facility improvements, new machinery and equipment, improvements to our information technology infrastructure and new ERP systems. Management believes Adjusted EBITDA provides an additional perspective on the operating results of the organization and its earnings capacity and helps improve the comparability of our results between periods by eliminating the impact of non-cash depreciation and amortization expense and certain nonrecurring costs. Adjusted EBITDA does not give effect to cash used for debt service requirements and thus does not reflect available funds for distributions, reinvestment or other discretionary uses. Adjusted EBITDA is not presented as an alternative measure of operating results or cash flows from operations, as determined in accordance with GAAP.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes outside the ordinary course of business in our contractual obligations or off-balance sheet arrangements during the first three months of 2016. See our 2015 Annual Report on Form 10-K for a discussion of our contractual obligations and off-balance sheet arrangements.

CRITICAL ACCOUNTING ESTIMATES

Preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements in the Company’s 2015 Annual Report on Form 10-K describe the critical accounting estimates and significant accounting policies used in preparing the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the Company's critical accounting estimates and significant accounting policies in 2016.

RECENT ACCOUNTING STANDARDS

Information regarding recent changes in accounting standards is included in Note 2, Recent Accounting Standards, of the Notes to Condensed Consolidated Financial Statements in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the Company’s exposure to market risk during the first three months of 2016. See the Company’s 2015 Annual Report on Form 10-K for a discussion of the Company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 1, 2016. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of April 1, 2016, the disclosure controls and procedures were effective.

Changes in Internal Controls
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company is in the process of implementing a new enterprise-wide business system for our Distribution segment. In order to minimize disruptions to our ongoing operations we have developed a project plan that takes a phased approach to implementation and includes appropriate contingencies. The implementation of the new ERP system will likely affect the processes that constitute our internal control over financial reporting and any changes to such controls will require testing for effectiveness.

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

While it is not possible to predict the outcome of these matters with certainty, based upon available information, management believes that all settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in legal proceedings and that can be reasonably estimated are accrued for at April 1, 2016. Despite this analysis, there can be no assurance that the final outcome of these matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Except as set forth below, as of April 1, 2016, neither the Company nor any of its subsidiaries is a party, nor is any of its or their property subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company and its subsidiaries. Additional information relating to certain of these matters is set forth in Note 10, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

Environmental Matters

The Company and its subsidiaries are subject to numerous U.S. Federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. We are currently named as a potentially responsible party at one site. While it is not possible to predict the outcome of these proceedings, in the opinion of management, any payments we may be required to make as a result of such claims in existence at April 1, 2016, will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Item 1A. Risk Factors

Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition and cash flows as set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”). We do not believe there have been any material changes to the risk factors previously disclosed in our 2015 Form 10-K, but we may disclose changes to such factors or disclose additional factors from time to time in future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial position and cash flows.

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

Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and other factors that may cause the Company's actual results and financial condition to differ materially from those expressed or implied in the forward-looking statements. Such risks, uncertainties and other factors include, among others: (i) changes in domestic and foreign economic and competitive conditions in markets served by the Company, particularly the defense, commercial aviation and industrial production markets; (ii) changes in government and customer priorities and requirements (including cost-cutting initiatives, government and customer shut-downs, the potential deferral of awards, terminations or reductions of expenditures to respond to the priorities of Congress and the Administration, or budgetary cuts resulting from Congressional actions or automatic sequestration); (iii) changes in geopolitical conditions in countries where the Company does or intends to do business; (iv) the successful conclusion of competitions for government programs (including new, follow-on and successor programs) and thereafter successful contract negotiations with government authorities (both foreign and domestic) for the terms and conditions of the programs; (v) the existence of standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; (vi) the successful resolution of government inquiries or investigations relating to our businesses and programs; (vii) risks and uncertainties associated with the successful implementation and ramp up of significant new programs, including the ability to manufacture the products to the detailed specifications required and recover start-up costs and other investments in the programs; (viii) potential difficulties associated with variable acceptance test results, given sensitive production materials and extreme test parameters; (ix) the receipt and successful execution of production orders under the Company's existing U.S. government JPF contract, including the exercise of all contract options and receipt of orders from allied militaries, but excluding any next generation programmable fuze programs, as all have been assumed in connection with goodwill impairment evaluations; (x) the continued support of the existing K-MAX® helicopter fleet, including sale of existing K-MAX® spare parts inventory and the receipt of orders for new aircraft sufficient to recover our investment in the restart of the K-MAX® production line; (xi) the accuracy of current cost estimates associated with environmental remediation activities; (xii) the profitable integration of acquired businesses into the Company's operations; (xiii) the ability to implement our ERP systems in a cost-effective and efficient manner, limiting disruption to our business, and allowing us to capture their planned benefits while maintaining an adequate internal control environment; (xiv) changes in supplier sales or vendor incentive policies; (xv) the effects of price increases or decreases; (xvi) the effects of pension regulations, pension plan assumptions, pension plan asset performance, future contributions and the pension freeze; (xvii) future levels of indebtedness and capital expenditures; (xviii) the continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs for such items; (xix) the effects of currency exchange rates and foreign competition on future operations; (xx) changes in laws and regulations, taxes, interest rates, inflation rates and general business conditions; (xxi) future repurchases and/or issuances of common stock; (xxii) the incurrence of unanticipated restructuring costs or the failure to realize anticipated savings or benefits from past or future expense reduction actions; and (xxiii) other risks and uncertainties set forth herein and in our 2015 Form 10-K.

Any forward-looking information provided in this report should be considered with these factors in mind. We assume no obligation to update any forward-looking statements contained in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of Common Stock by the Company during the three-month fiscal period ended April 1, 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (in thousands)
January 1, 2016 – January 29, 2016	35,000	$38.72	35,000	$86,604
January 30, 2016 – February 26, 2016	1,164	$43.74	—	$86,604
February 27, 2016 – April 1, 2016	72,009	$41.96	56,162	$84,279
Total	108,173		91,162

(a) During the quarter the Company purchased 17,011 shares in connection with employee tax withholding obligations as permitted by our equity compensation plans, which are SEC Rule 16b-3 qualified compensation plans. These were not purchases under our publicly announced program.

(b) On April 29, 2015, the Company announced that its Board of Directors approved a $100.0 million share repurchase program.

Item 4. Mine Safety Disclosure

Information concerning mine safety violations required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") and Item 104 of Regulation S-K was not required for this quarterly report on Form 10-Q as there were no reportable violations during the quarter.

Item 6.     Index To Exhibits

10.1
Change in Control Agreement between Kaman Corporation and John J. Tedone effective as of February 23, 2016 (superseded by an Amended and Restated Change in Control Agreement, effective as of April 20, 2016, the form of which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 22, 2016).*
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

KAMAN CORPORATION
Registrant
Date:	May 3, 2016		/s/ Neal J. Keating
		By:	Neal J. Keating
Chairman, President and
Chief Executive Officer

Date:	May 3, 2016		/s/ Robert D. Starr
		By:	Robert D. Starr
Executive Vice President and
Chief Financial Officer

KAMAN CORPORATION
INDEX TO EXHIBITS

10.1
Change in Control Agreement between Kaman Corporation and John J. Tedone effective as of February 23, 2016 (superseded by an Amended and Restated Change in Control Agreement, effective as of April 20, 2016, the form of which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 22, 2016).*
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