Form 10-Q
period 2016-07-01
KAMAN Corp
filed 2016-07-28
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2016

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
Yes         ☐            No          ☒

At July 22, 2016, there were 27,091,541 shares of Common Stock outstanding.

PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts) (Unaudited)

	July 1, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$20,210	$16,462
Accounts receivable, net	267,674	238,102
Inventories	396,738	385,747
Income tax refunds receivable	1,628	3,591
Other current assets	31,178	32,133
Total current assets	717,428	676,035
Property, plant and equipment, net of accumulated depreciation of $214,867 and $202,648, respectively	176,428	175,586
Goodwill	347,892	352,710
Other intangible assets, net	136,667	144,763
Deferred income taxes	63,573	66,815
Other assets	23,519	23,702
Total assets	$1,465,507	$1,439,611
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,625	$5,000
Accounts payable – trade	131,838	121,044
Accrued salaries and wages	42,437	40,284
Advances on contracts	14,997	11,274
Other accruals and payables	63,238	58,761
Income taxes payable	717	326
Total current liabilities	258,852	236,689
Long-term debt, excluding current portion	443,118	434,227
Deferred income taxes	7,393	15,207
Underfunded pension	143,137	158,984
Other long-term liabilities	48,394	51,427
Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred stock, $1 par value, 200,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; voting; 27,981,573 and 27,735,757 shares issued, respectively	27,982	27,736
Additional paid-in capital	165,678	156,803
Retained earnings	537,383	520,865
Accumulated other comprehensive income (loss)	(136,805)	(140,138)
Less 878,529 and 698,183 shares of common stock, respectively, held in treasury, at cost	(29,625)	(22,189)
Total shareholders’ equity	564,613	543,077
Total liabilities and shareholders’ equity	$1,465,507	$1,439,611
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Net sales	$470,642	$446,324	$921,840	$889,106
Cost of sales	326,876	314,372	643,644	629,243
Gross profit	143,766	131,952	278,196	259,863
Selling, general and administrative expenses	113,905	101,953	230,013	207,507
Net (gain)/loss on sale of assets	14	(432)	(14)	(405)
Operating income	29,847	30,431	48,197	52,761
Interest expense, net	3,988	3,222	7,795	6,549
Other expense (income), net	489	(1)	575	(65)
Earnings before income taxes	25,370	27,210	39,827	46,277
Income tax expense	8,875	5,519	13,555	11,837
Net earnings	$16,495	$21,691	$26,272	$34,440

Earnings per share:
Basic earnings per share	$0.61	$0.80	$0.97	$1.27
Diluted earnings per share	$0.59	$0.77	$0.94	$1.23
Average shares outstanding:
Basic	27,101	27,240	27,080	27,214
Diluted	27,944	28,098	27,875	27,988
Dividends declared per share	$0.18	$0.18	$0.36	$0.36

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Net earnings	$16,495	$21,691	$26,272	$34,440
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(7,178)	2,624	35	(2,836)
Unrealized (loss) gain on derivative instruments, net of tax benefit (expense) of $94 and ($51) and $431 and ($95), respectively	(155)	84	(712)	159
Change in pension and post-retirement benefit plan liabilities, net of tax expense of $1,215 and $961 and $2,428 and $1,922, respectively	2,005	1,588	4,010	3,176
Other comprehensive income (loss)	(5,328)	4,296	3,333	499
Comprehensive income	$11,167	$25,987	$29,605	$34,939

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Six Months Ended
	July 1, 2016	July 3, 2015
Cash flows from operating activities:
Net earnings	$26,272	$34,440
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	22,514	18,583
Accretion of convertible notes discount	1,058	1,004
Provision for doubtful accounts	672	1,103
Net gain on sale of assets	(14)	(405)
Net loss on derivative instruments	588	251
Stock compensation expense	3,622	4,024
Excess tax benefit from share-based compensation arrangements	(197)	(312)
Deferred income taxes	(928)	(3,993)
Changes in assets and liabilities, excluding effects of acquisitions/divestitures:
Accounts receivable	(30,735)	3,748
Inventories	(12,416)	(7,285)
Income tax refunds receivable	1,967	—
Other current assets	640	(4,500)
Accounts payable - trade	11,448	16,184
Accrued contract losses	693	(111)
Advances on contracts	3,723	4,152
Other accruals and payables	9,479	(9,152)
Income taxes payable	(211)	(1,206)
Pension liabilities	(9,549)	(6,150)
Other long-term liabilities	(3,274)	(3,020)
Net cash provided by operating activities	25,352	47,355
Cash flows from investing activities:
Proceeds from sale of assets	176	551
Expenditures for property, plant & equipment	(15,348)	(13,475)
Acquisition of businesses (net of cash acquired)	(5,681)	(11,556)
Other, net	(133)	(536)
Cash used in investing activities	(20,986)	(25,016)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit agreements	14,029	(27,711)
Proceeds from issuance of long-term debt	—	100,000
Debt repayment	(2,500)	(81,250)
Net change in book overdraft	47	(2,614)
Proceeds from exercise of employee stock awards	5,085	3,262
Purchase of treasury shares	(7,022)	(4,162)
Dividends paid	(9,744)	(9,236)
Debt issuance costs	—	(1,348)
Other	(163)	(52)
Windfall tax benefit	197	312
Cash provided by (used in) financing activities	(71)	(22,799)
Net increase in cash and cash equivalents	4,295	(460)
Effect of exchange rate changes on cash and cash equivalents	(547)	(427)
Cash and cash equivalents at beginning of period	16,462	12,411
Cash and cash equivalents at end of period	$20,210	$11,524

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three-month and six-month fiscal periods ended July 1, 2016 and July 3, 2015
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

The Company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The second quarters for 2016 and 2015 ended on July 1, 2016, and July 3, 2015, respectively.

2. RECENT ACCOUNTING STANDARDS

In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients." This standard update was issued to address certain issues identified by the FASB-IASB Joint Transition Resource Group in the guidance on assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. This update is intended to improve Topic 606, Revenue from Contracts with Customers, by reducing: 1. The potential for diversity in practice at initial application; and 2. The cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The amendments in this update affect the guidance for ASU 2014-09 and ASU 2015-14. The provisions of ASU 2016-12 will be effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. The Company is currently assessing the potential impact of this standard update on its consolidated financial statements.
In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing." The objective of this standard update is to clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The amendments in this update affect the guidance for ASU 2014-09 and ASU 2015-14. The provisions of ASU 2016-10 will be effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. The Company is currently assessing the potential impact of this standard update on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.” The objective of this standard update is to simplify several aspects of the accounting for share-based payment transactions, including, but not limited to, income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the potential impact of this standard update on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” The objective of this standard update is to eliminate inconsistent practices with regards to the application of principal versus agent guidance. The amendments in this update affect the guidance for ASU 2014-09 and ASU 2015-14. The provisions of ASU 2016-08 will be effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. The Company is currently assessing the potential impact of this standard update on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-07, “Investments - Equity Method and Joint Ventures (Topic 323) - Simplifying the Transition to the Equity Method of Accounting.” This standard update eliminates the requirement to retroactively adopt the equity method of accounting when an investment qualifies for use of the equity method. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Earlier adoption is permitted. The adoption of this standard update is not expected to have a material impact on the Company’s consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 1, 2016 and July 3, 2015
(Unaudited)

2. RECENT ACCOUNTING STANDARDS (CONTINUED)

In March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815) - Contingent Put and Call Options in Debt Instruments.” The objective of this standard update is to eliminate inconsistent practices with regards to assessing embedded contingent put and call options in debt instruments. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard update is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815) - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” The objective of this standard update is to clarify whether a change in the counterparty to a derivative instrument results in a requirement to dedesignate that hedging relationship and discontinue the application of hedge accounting. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard update is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The objective of this standard update is to provide a complete and understandable representation of an entity’s leasing activities. This standard update requires that lease assets and lease liabilities be recognized on the balance sheet and all key information about leasing arrangements be disclosed. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the potential impact of this standard update on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.” The objective of this standard update is to remove inconsistent practices with regards to the accounting for financial instruments between US GAAP and International Financial Reporting Standards (“IFRS”). The standard update intends to improve the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The provisions of this standard update are effective for interim and annual periods beginning after December 15, 2017. The Company does not expect these changes to have a material impact on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments.” This standard update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard update became effective the first quarter of fiscal year 2016. The adoption of this standard update did not have a material impact on the Company’s consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which amends ASC 835-30, “Interest - Imputation of Interest.” The standard update clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit. These costs may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. The standard update became effective the first quarter of fiscal year 2016. The adoption of this standard update did not have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330) - Simplifying the Measurement of Inventory." ASU 2015-11 requires an entity to measure inventory within the scope of the standard at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The standard update is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted. The adoption of this standard update is not expected to have a material impact on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU No. 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related liability. Such treatment is now consistent with the presentation of debt discounts or premiums. As it stood prior to amendment, debt issuance costs were reported in the balance sheet as an asset (i.e., a deferred charge), whereas debt discounts and premiums were, and remain, reported as deductions from or additions to the debt itself. Recognition and measurement guidance for debt issuance costs is not affected by this standard update. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The adoption of this standard update did not have a material impact on the Company's consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 1, 2016 and July 3, 2015
(Unaudited)

2. RECENT ACCOUNTING STANDARDS (CONTINUED)

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810)." ASU 2015-02 focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The adoption of this standard update did not have a material impact on the Company's consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20)." The standard update eliminates the concept of extraordinary items and their segregation from the results of ordinary operations and expands presentation and disclosure guidance to include items that are both unusual in nature and occur infrequently. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." The standard update provides guidance regarding management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The standard update is effective for fiscal years, and interim periods within those fiscal years, ending after December 15, 2016. Early adoption is permitted. The adoption of this standard update is not expected to have a material impact on the Company's consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718) - Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could Be Achieved after the Requisite Service Period." The objective of this standard update is to eliminate inconsistent practices with regards to the accounting treatment of share-based payment awards. The provisions of this standard update are effective for interim and annual periods beginning after December 15, 2015. The adoption of this standard update did not have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." The objective of this standard update is to remove inconsistent practices with regards to revenue recognition between US GAAP and IFRS. The standard intends to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. On August 12, 2015, the FASB issued ASU No. 2015-14, deferring the effective date of ASU No. 2014-09 by one year. The provisions of ASU No. 2014-09 will be effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. The Company is currently assessing the potential impact of this standard update on its consolidated financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 1, 2016 and July 3, 2015
(Unaudited)

3. RESTRUCTURING COSTS (CONTINUED)

The following table summarizes the accrual balances by cost type for the 2015 restructuring actions:

	Severance	Other (a)	Total
In thousands
Restructuring accrual balance at December 31, 2015	$654	$375	$1,029
Adjustments to provision	(63)	6	(57)
Cash payments	(579)	(381)	(960)
Restructuring accrual balance at July 1, 2016	$12	$—	$12
(a) Includes costs associated with consolidation of facilities

The above accrual balance associated with severance is included in "Accrued salaries and wages" on the Company's Condensed Consolidated Balance Sheet.

4. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	July 1, 2016	December 31, 2015
In thousands
Trade receivables	$152,950	$144,616
U.S. Government contracts:
Billed	24,455	20,289
Costs and accrued profit – not billed	1,198	4,248
Commercial and other government contracts:
Billed	82,173	68,066
Costs and accrued profit – not billed	10,345	3,872
Less allowance for doubtful accounts	(3,447)	(2,989)
Accounts receivable, net	$267,674	$238,102

Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	July 1, 2016	December 31, 2015
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$900	$900

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 1, 2016 and July 3, 2015
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

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value:

	July 1, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
In thousands
Long-term debt:
Level 1	$112,116	$150,075	$111,058	$140,156
Level 2	337,876	311,867	329,763	305,681
Total	$449,992	$461,942	$440,821	$445,837

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

Recurring Fair Value Measurements

The Company holds derivative instruments for foreign exchange contracts and interest rate swaps that are measured at fair value using observable market inputs such as forward rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy and have been included in other accruals and payables and other long-term liabilities on the Condensed Consolidated Balance Sheets at July 1, 2016, and December 31, 2015. Based on the Company's continued ability to trade and enter into forward contracts and interest rate swaps, we consider the markets for our fair value instruments to be active.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of July 1, 2016, such credit risks have not had an adverse impact on the fair value of these instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 1, 2016 and July 3, 2015
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

Forward Exchange Contracts

The Company holds forward exchange contracts designed to hedge forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on the Company’s earnings and cash flows. Some of these contracts are designated as cash flow hedges. The Company will include in earnings amounts currently included in accumulated other comprehensive income upon recognition of cost of sales related to the underlying transaction. These contracts were not material to the Company's Condensed Consolidated Financial Statements as of and for the three-month and six-month fiscal periods ended July 1, 2016, and July 3, 2015.

During the second quarter of 2014, the Company entered into forward exchange contracts designed to hedge forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on the Company's earnings and cash flows. These contracts were entered into as a result of forecasted foreign currency transactions associated with the New Zealand contract to deliver ten SH-2G(I) aircraft and were designated as cash flow hedges. During the third quarter of 2014, the Company dedesignated these forward contracts, due to a change in the timing of payments. These contracts and the activity related to these contracts were not material to the Company's Condensed Consolidated Financial Statements as of and for the three-month and six-month fiscal periods ended July 1, 2016, and July 3, 2015.

Interest Rate Swaps

The Term Loan Facility of the Company's Credit Agreement (“Term Loan”) contains floating rate obligations and is subject to interest rate fluctuations. During 2015, the Company entered into interest rate swap agreements for the purposes of hedging the eight quarterly variable-rate Term Loan interest payments due in 2016 and 2017. Additionally, the Company entered into interest rate swap agreements to effectively convert $83.8 million of its variable rate revolving credit facility debt to a fixed interest rate. These interest rate swap agreements were designated as cash flow hedges and intended to manage interest rate risk associated with the Company's variable-rate borrowings and minimize the impact on its earnings and cash flows of interest rate fluctuations attributable to changes in LIBOR rates. At July 1, 2016, and December 31, 2015, $1.2 million and $0.1 million, respectively, was included in other accruals and payables and other long-term liabilities for the fair value of these interest rate swap agreements.

The Company reclassified $0.3 million and $0.5 million of expense from other comprehensive income during the three-month and six-month fiscal periods ended July 1, 2016, respectively, related to the interest rate swap agreements. The activity related to these contracts was not material to the Company's Condensed Consolidated Financial Statements for the three-month and six-month fiscal periods ended July 3, 2015. Over the next twelve months, the expense related to cash flow hedges expected to be reclassified from other comprehensive income is $0.8 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 1, 2016 and July 3, 2015
(Unaudited)

7. INVENTORIES

Inventories consist of the following:

	July 1, 2016	December 31, 2015
In thousands
Merchandise for resale	$150,828	$161,691
Raw materials	23,364	24,721
Contracts and other work in process	198,138	176,130
Finished goods (including certain general stock materials)	24,408	23,205
Total	$396,738	$385,747

Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	July 1, 2016	December 31, 2015
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$4,927	$7,137

K-MAX® inventory of $15.2 million and $14.9 million as of July 1, 2016, and December 31, 2015, respectively, is included in contracts and other work in process inventory and finished goods. Management believes that a significant portion of this K-MAX® inventory will be sold after July 1, 2017, based upon the anticipation of additional aircraft manufacturing and supporting the fleet for the foreseeable future.

At July 1, 2016, and December 31, 2015, $7.9 million and $9.0 million, respectively, of SH-2G(I) inventory was included on the Company's Condensed Consolidated Balance Sheet in contracts and other work in process inventory. Management believes that approximately $4.6 million of the SH-2G(I) inventory will be sold after July 1, 2017. This balance represents spares requirements and inventory to be used on SH-2G programs.

At July 1, 2016, backlog for the A-10 program with Boeing was $12.2 million, representing 26 shipsets, and total program inventory was $16.3 million, of which $10.0 million is associated with nonrecurring costs. Through July 1, 2016, the Company has delivered 147 shipsets over the life of the program. In January 2016, the U.S. Air Force ("USAF") indicated that they would delay the retirement of the A-10 fleet due to its importance in current operations in the Middle East. The Company continues to monitor the defense budget and understands that despite this positive indication, the future of this program could be at risk without the continued support of Congress. As of the date of this filing, the Company believes congressional support remains strong and it has confidence that this program will continue. The Company has not received any orders for additional shipsets in 2016; however, the customer has not given any indication that this program will be terminated. This contract is currently scheduled to expire on October 18, 2016. Tooling and nonrecurring costs on this program are being amortized over 242 shipsets, the number of shipsets under the program of record. These nonrecurring costs may not be recoverable in the event of a contract termination.

Long-term Contracts

For long-term aerospace contracts, the Company generally recognizes revenue and cost of sales using the percentage-of-completion method of accounting, which allows for recognition of revenue as work on a contract progresses. The Company recognizes revenues and cost of sales based on either (1) the cost-to-cost method, in which case sales and profit are recorded based upon the ratio of costs incurred to estimated total costs to complete the contract, or (2) the units-of-delivery method, in which case sales are recognized as deliveries are made and cost of sales is computed on the basis of the estimated ratio of total cost to total sales.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 1, 2016 and July 3, 2015
(Unaudited)

7. INVENTORIES (CONTINUED)

Revenue and cost estimates for all significant long-term contracts for which revenue is recognized using the percentage-of-completion method of accounting are reviewed and reassessed quarterly. Based upon these reviews, the Company records the effects of adjustments in profit estimates each period. If at any time the Company determines that in the case of a particular contract total costs will exceed total contract revenue, the Company will record a provision for the entire anticipated contract loss at that time. For the three-month and six-month fiscal periods ended July 1, 2016, there were net decreases in the Company's operating income attributable to changes in contract estimates of $1.6 million and $2.6 million, respectively. These decreases were primarily a result of cost growth on various programs, including the Boeing 767/777 program, the A-10 program and a composites assembly program, offset by improved performance on the JPF program. There were increases in the Company's operating income from changes in contract estimates of $1.1 million and $2.9 million for the three-month and six-month fiscal periods ended July 3, 2015. The increases were primarily a result of improved performance on the JPF program.

8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company:

	Distribution	Aerospace	Total
In thousands
Gross balance at December 31, 2015	$149,204	$219,758	$368,962
Accumulated impairment	—	(16,252)	(16,252)
Net balance at December 31, 2015	149,204	203,506	352,710
Additions	—	2,138	2,138
Impairments	—	—	—
Foreign currency translation	—	(462)	(462)
Purchase price adjustment[1]	—	(6,494)	(6,494)
Ending balance at July 1, 2016	$149,204	$198,688	$347,892
1Adjustment to goodwill reflects the finalization of certain tax matters related to the Company's acquisition of GRW.

Additions to goodwill for the Company's Aerospace segment primarily relate to an earnout payment associated with a previous acquisition.

Other intangible assets consisted of:

		At July 1,		At December 31,
		2016		2015
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Customer lists / relationships	6-26 years	$157,283	$(46,504)	$158,831	$(41,445)
Developed technologies	10-20 years	19,480	(802)	19,055	(154)
Trademarks / trade names	3-15 years	8,599	(2,917)	8,478	(2,556)
Non-compete agreements and other	1-9 years	8,212	(6,786)	8,453	(6,006)
Patents	17 years	523	(421)	523	(416)
Total		$194,097	$(57,430)	$195,340	$(50,577)

The changes in other intangible assets are primarily attributable to changes in foreign currency exchange rates.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 1, 2016 and July 3, 2015
(Unaudited)

9. PENSION PLANS

Components of net pension cost for the Qualified Pension Plan and Supplemental Employees’ Retirement Plan ("SERP") are as follows:

	For the Three Months Ended
	Qualified Pension Plan		SERP
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
In thousands
Service cost	$1,149	$3,532	$—	$51
Interest cost on projected benefit obligation	6,122	6,879	64	80
Expected return on plan assets	(10,192)	(11,033)	—	—
Amortization of prior service cost	—	15	—	—
Amortization of net loss	3,174	2,479	46	55
Net pension cost	$253	$1,872	$110	$186

	For the Six Months Ended
	Qualified Pension Plan		SERP
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
In thousands
Service cost	$2,298	$7,065	$—	$103
Interest cost on projected benefit obligation	12,244	13,757	128	159
Expected return on plan assets	(20,384)	(22,065)	—	—
Amortization of prior service cost	—	29	—	—
Amortization of net loss	6,347	4,959	91	110
Net pension cost	$505	$3,745	$219	$372

The Company contributed $10.0 million to the qualified pension plan and $0.3 million to the SERP through the end of the second quarter. No further contributions are expected to be made to the qualified pension plan during 2016. The Company plans to contribute an additional $0.3 million to the SERP in 2016. For the 2015 plan year, the Company contributed $10.0 million to the qualified pension plan and $0.5 million to the SERP.

10. COMMITMENTS AND CONTINGENCIES

Pension Freeze

Effective December 31, 2015, the Company's qualified pension plan was frozen with respect to future benefit accruals. Under U.S. Government Cost Accounting Standard (“CAS”) 413 the Company must determine the U.S. Government’s share of any pension curtailment adjustment calculated in accordance with CAS. Such adjustments can result in an amount due to the U.S. Government for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position. Based upon the analysis completed through the date of this filing, the Company does not believe the U.S. Government's share in this curtailment adjustment will have a material impact on the Company's consolidated balance sheet and results of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 1, 2016 and July 3, 2015
(Unaudited)

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

AH-1Z Program

In February 2016, the Company reached an agreement with its customer that modified the scope of the AH-1Z contract and which, among other things, resolved outstanding claims associated with this program. The Company agreed to pay its customer $4.0 million, all of which had been accrued as of the end of 2015, and the customer agreed to pay the Company $4.3 million. Subsequent to the end of the second quarter, we received the $4.3 million from the customer and made the $4.0 million payment to the customer. Given the current volume of firm orders and the general and administrative expenses capitalized in inventory, the Company estimates the contract to be approximately break-even at the operating income level.

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

Bloomfield Property

In connection with the Company’s 2008 purchase of the portion of the Bloomfield campus that a Company subsidiary had leased from the Naval Air Systems Command ("NAVAIR"), the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and continues the effort to define the scope of the remediation that will be required by the Connecticut Department of Energy & Environmental Protection. The assumed environmental liability of $10.3 million, all of which has been accrued, was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $11.6 million. At July 1, 2016, the Company has $3.4 million accrued for this environmental matter. A portion ($1.2 million) of the accrual related to this property is included in other accruals and payables, and the balance ($2.2 million) is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Rimpar Property

In connection with the Company's purchase of GRW Bearings, the Company assumed responsibility for the environmental remediation of GRW's Rimpar, Germany facility. As part of the purchase price allocation, the Company accrued approximately €3.8 million for this remediation effort. A portion (€0.3 million) of the accrual related to this property is included in other accruals and payables and the balance is included in other long-term liabilities. We are currently in the process of a Phase II assessment in order to better understand the extent of the environmental effort necessary to remediate the facility. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 1, 2016 and July 3, 2015
(Unaudited)

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Matters

On June 29, 2016, the Company received notification from a customer of their intent to file a claim for recovery of costs and expenses related to rework on certain aerostructures components previously delivered by the Company to the customer. The notification did not indicate the extent of the rework undertaken by the customer, the cost or expenses incurred by the customer, nor the time frame in which the customer anticipated filing their formal claim. As of the date of this filing the Company has not received any further information from its customer, nor any detail quantifying the cost the customer may be seeking to recover. As of the date of this filing, the Company has not yet completed its assessment of the impact, if any, this matter might have on its Consolidated Financial Statements and, therefore, no accrual has been recorded as of July 1, 2016.

Other Environmental Matters

The Company has been notified by the Environmental Protection Agency that it is a potentially responsible party ("PRP") at a Superfund Site in Rhode Island. The Company believes the resolution of this matter will not have a material impact on the Company's results of operations. In making this determination, the Company considered all available information related to the site; specifically, the continued identification of PRPs and the inability to determine the proportion of total responsibility attributable to each PRP at this time. As more information is received, the Company will reassess its ability to estimate its portion of the cost for remediation, taking into consideration the financial resources of other PRPs involved in the site, their proportionate share of the total responsibility for waste at the site, the existence of insurance and the financial viability of the insurer.

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

	For the Three Months Ended		For the Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
In thousands, except per share amounts
Net earnings	$16,495	$21,691	$26,272	$34,440

Basic:
Weighted average number of shares outstanding	27,101	27,240	27,080	27,214
Basic earnings per share	$0.61	$0.80	$0.97	$1.27

Diluted:
Weighted average number of shares outstanding	27,101	27,240	27,080	27,214
Weighted average shares issuable on exercise of dilutive stock options	140	152	137	145
Weighted average shares issuable on redemption of convertible notes	703	706	658	629
Total	27,944	28,098	27,875	27,988

Diluted earnings per share	$0.59	$0.77	$0.94	$1.23

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 1, 2016 and July 3, 2015
(Unaudited)

11. COMPUTATION OF EARNINGS PER SHARE (CONTINUED)

Equity awards

For the three-month and six-month fiscal periods ended July 1, 2016, respectively, 537,033 and 600,168 shares issuable under equity awards granted to employees were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period. For the three-month and six-month fiscal periods ended July 3, 2015, respectively, 457,425 and 479,344 shares issuable under equity awards granted to employees were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period.

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

For the three-month and six-month fiscal periods ended July 1, 2016, and July 3, 2015, respectively, shares issuable under the Convertible Notes that were dilutive during the period were included in the calculation of earnings per share as the conversion price for the Convertible Notes was less than the average share price of the Company's stock.

Warrants

Excluded from the diluted earnings per share calculation for the three-month and six-month fiscal periods ended July 1, 2016, are 3,434,193 and 3,432,593, respectively, shares issuable under the warrants sold in connection with the Company’s convertible note offering as they would be anti-dilutive. Excluded from the diluted earnings per share calculation for the three-month and six-month fiscal periods ended July 3, 2015, are 3,420,607 and 3,419,000, respectively, shares issuable under the warrants sold in connection with the Company’s convertible note offering as they would be anti-dilutive.

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

Compensation expense for stock options, restricted stock awards and restricted stock units is recognized on a straight-line basis over the vesting period of the awards. Share-based compensation expense recorded for the three-month and six-month fiscal periods ended July 1, 2016, was $2.1 million and $3.6 million, respectively. Share-based compensation expense recorded for the three-month and six-month fiscal periods ended July 3, 2015, was $2.4 million and $4.0 million, respectively.

During the first quarter of 2015, the Company issued stock awards with market and performance based conditions, bringing the total of these shares to 8,238, assuming a 100% achievement level. The Company measures the cost of these awards based on their grant date fair value to the extent of the probable number of shares to be earned upon vesting. Amortization of this cost is recorded on a straight-line basis over the requisite service period. Throughout the course of the requisite service period, the Company monitors the level of achievement compared to the target and adjusts the number of shares expected to be earned, and the related compensation expense recorded thereafter, to reflect the updated most probable outcome. Compensation expense for these awards for the three-month and six-month fiscal periods ended July 1, 2016, and July 3, 2015, was not material.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 1, 2016 and July 3, 2015
(Unaudited)

12. SHARE-BASED ARRANGEMENTS (CONTINUED)

Stock option activity was as follows:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2016		July 1, 2016
	Options	Weighted - average exercise price	Options	Weighted - average exercise price
Options outstanding at beginning of period	1,216,295	$35.14	1,040,036	$33.22
Granted	—	—	230,197	$42.86
Exercised	(76,515)	$30.59	(125,878)	$30.58
Forfeited or expired	(9,305)	$39.78	(13,880)	$38.09
Options outstanding at July 1, 2016	1,130,475	$35.41	1,130,475	$35.41

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	For the Six Months Ended
	July 1, 2016	July 3, 2015
Expected option term (years)	5.2	5.1
Expected volatility	26.0%	29.0%
Risk-free interest rate	1.2%	1.6%
Expected dividend yield	1.8%	1.6%
Per share fair value of options granted	$8.63	$9.28

Restricted Stock Award and Restricted Stock Unit activity was as follows:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2016		July 1, 2016
	Restricted Stock	Weighted- average grant date fair value	Restricted Stock	Weighted- average grant date fair value
Restricted Stock outstanding at beginning of period	182,788	$39.90	183,543	$37.80
Granted	23,499	$42.23	81,019	$42.61
Vested	(25,321)	$41.59	(82,558)	$37.80
Forfeited or expired	(2,635)	$40.46	(3,673)	$39.72
Restricted Stock outstanding at July 1, 2016	178,331	$40.17	178,331	$40.17

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 1, 2016 and July 3, 2015
(Unaudited)

13. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

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

Summarized financial information by business segment is as follows:

	For the Three Months Ended		For the Six Months Ended
In thousands	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Net sales:
Distribution	$286,052	$304,050	$574,716	$615,521
Aerospace	184,590	142,274	347,124	273,585
Net sales	$470,642	$446,324	$921,840	$889,106
Operating income:
Distribution	$13,807	$15,403	$24,276	$28,367
Aerospace	30,461	29,153	51,758	50,974
Net gain/(loss) on sale of assets	(14)	432	14	405
Corporate expense	(14,407)	(14,557)	(27,851)	(26,985)
Operating income	29,847	30,431	48,197	52,761
Interest expense, net	3,988	3,222	7,795	6,549
Other expense (income), net	489	(1)	575	(65)
Earnings before income taxes	25,370	27,210	39,827	46,277
Income tax expense	8,875	5,519	13,555	11,837
Net earnings	$16,495	$21,691	$26,272	$34,440

14. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in shareholders’ equity for the six-month fiscal periods ended July 1, 2016, and July 3, 2015, were as follows:

	For the Six Months Ended
	July 1, 2016	July 3, 2015
In thousands
Beginning balance	$543,077	$517,665
Comprehensive income	29,605	34,939
Dividends declared	(9,754)	(9,799)
Employee stock plans and related tax benefit	5,085	3,262
Purchase of treasury shares	(7,022)	(4,539)
Share-based compensation expense	3,622	4,024
Ending balance	$564,613	$545,552

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 1, 2016 and July 3, 2015
(Unaudited)

14. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED)

The components of accumulated other comprehensive income (loss) are shown below:

	For the Three Months Ended
	July 1, 2016	July 3, 2015
In thousands
Foreign currency translation:
Beginning balance	$(15,412)	$(26,136)
Net gain/(loss) on foreign currency translation	(7,178)	2,624
Reclassification to net income	—	—
Other comprehensive income/(loss), net of tax	(7,178)	2,624
Ending balance	$(22,590)	$(23,512)

Pension and other post-retirement benefits(a):
Beginning balance	$(115,450)	$(103,676)
Reclassifications to net income:
Amortization of prior service cost, net of tax expense of $0 and $6, respectively	—	9
Amortization of net loss, net of tax expense of $1,215 and $955, respectively	2,005	1,579
Other comprehensive income/(loss), net of tax	2,005	1,588
Ending balance	$(113,445)	$(102,088)

Derivative instruments(b):
Beginning balance	$(615)	$(246)
Net loss on derivative instruments, net of tax benefit of $192 and $8, respectively	(317)	(13)
Reclassification to net income, net of tax expense of $98 and $59, respectively	162	97
Other comprehensive income/(loss), net of tax	(155)	84
Ending balance	$(770)	$(162)

Total accumulated other comprehensive income (loss)	$(136,805)	$(125,762)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 1, 2016 and July 3, 2015
(Unaudited)

14. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED)

	For the Six Months Ended
	July 1, 2016	July 3, 2015
In thousands
Foreign currency translation:
Beginning balance	$(22,625)	$(20,676)
Net gain/(loss) on foreign currency translation	35	(2,836)
Reclassification to net income	—	—
Other comprehensive income/(loss), net of tax	35	(2,836)
Ending balance	$(22,590)	$(23,512)

Pension and other post-retirement benefits(a):
Beginning balance	$(117,455)	$(105,264)
Reclassifications to net income:
Amortization of prior service cost, net of tax expense of $0 and $11, respectively	—	18
Amortization of net loss, net of tax expense of $2,428 and $1,911, respectively	4,010	3,158
Other comprehensive income/(loss), net of tax	4,010	3,176
Ending balance	$(113,445)	$(102,088)

Derivative instruments(b):
Beginning balance	$(58)	$(321)
Net loss on derivative instruments, net of tax benefit of $629 and $36, respectively	(1,039)	(58)
Reclassification to net income, net of tax expense of $198 and $131, respectively	327	217
Other comprehensive income/(loss), net of tax	(712)	159
Ending balance	$(770)	$(162)

Total accumulated other comprehensive income (loss)	$(136,805)	$(125,762)

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
(See Note 9, Pension Plans for additional information.)
(b) See Note 6, Derivative Financial Instruments, for additional information regarding our derivative instruments.

15. INCOME TAXES

	For the Three Months Ended		For the Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015

Effective Income Tax Rate	35.0%	20.3%	34.0%	25.6%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the period. The increase in the effective tax rate for the three-month and six-month fiscal periods ended July 1, 2016, as compared to the rates for the corresponding periods in the prior year is due to certain discrete items recognized in the three-month fiscal period ended July 3, 2015. These were primarily the result of changes in tax laws which made it more likely than not that the Company would realize future state tax benefits associated with certain net operating loss carryforwards for which, prior to the changes in the tax laws, the Company had established valuation allowances. As a result, the valuation allowances were no longer deemed necessary. These state tax law changes were amended in the fourth quarter of 2015 causing the amount of the anticipated benefit to be reduced and therefore a portion of the valuation allowances were reinstated at that time.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 1, 2016 and July 3, 2015
(Unaudited)

15. INCOME TAXES (CONTINUED)

A valuation allowance for deferred tax assets, including those associated with net operating loss carryforwards, is recognized when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. To assess that likelihood, the Company uses estimates and judgment regarding future taxable income, and considers the tax consequences in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities, and tax planning strategies, as well as the current and forecasted business economics.

The Company has assessed both positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize operating loss carryforwards associated with certain foreign operations that will permit the Company to use $2.1 million of deferred tax assets associated with these foreign operations as of July 1, 2016. Through the end of the second quarter of 2016, the Company believes it is more likely than not that these deferred tax assets will be realized and as such, has not recorded a valuation allowance. Going forward, management will continue to assess the available positive and negative evidence to determine whether it is likely sufficient future taxable income will be generated to permit the use of these deferred tax assets. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income are reduced or increased, or if additional weight is given to subjective evidence such as future expected growth because objective negative evidence in the form of cumulative losses is no longer present.

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

Financial performance

•	Net sales increased 5.4% and 3.7% for the three-month and six-month fiscal periods ended July 1, 2016, compared to the comparable fiscal period in the prior year.

•	Net earnings decreased 24.0% and 23.7% for the three-month and six-month fiscal periods ended July 1, 2016, compared to the comparable fiscal period in the prior year.

•
Diluted earnings per share decreased to $0.59, a decrease of $0.18, or 23.4% for the three-month fiscal period ended July 1, 2016, compared to the comparable fiscal period in the prior year. For the six-month fiscal period ended July 1, 2016, diluted earnings per share decreased to $0.94, a decrease of $0.29, or 23.6% compared to the comparable period in the prior year.

•	Cash flows provided by operating activities for the six-month fiscal period ended July 1, 2016, were $25.4 million, $22.0 million less than the comparable fiscal period in the prior year.

Recent events

•
On July 13, 2016, the Company's Aerospace segment announced it had been awarded a three-year contract with Naval Air Systems Command ("NAVAIR") for the establishment of depot level maintenance capabilities for the Egyptian Air Force ("EAF") SH-2G(E) helicopter program, in support of the ten aircraft currently in operation. The EAF recently acquired seven Excess Defense Article ("EDA") SH-2G aircraft from NAVAIR, which could potentially increase the fleet size from ten to seventeen aircraft.

•
On July 12, 2016, the Company announced that its Aerospace segment secured a contract for $39.8 million with General Dynamics Mission Systems—Canada to commence work on the implementation phase of the previously announced Peruvian Navy's SH-2G Super Seasprite aircraft program. The total expected value to Kaman for the combined program, including this contract and previously issued contracts, now totals $50.5 million.

•
In June 2016, the Aerospace segment received Parts Manufacturer Approval ("PMA") for the main driveshaft on the MD500 helicopter, representing the first PMA achieved in collaboration between EXTEX, a business acquired in November 2015, and our legacy specialty bearing and engineered products operations.

•
In May 2016, the Company announced that its Aerospace segment was awarded the production, manufacture and supply of Bombardier Challenger CL350 and Global Express 5000/6000 metallic detail wing structure packages from MHI Canada Aerospace, Inc. Delivery of these awards will begin this year and extend through 2020.

2016 Outlook

We have adjusted our outlook to address the revised interpretations issued by the SEC during the second quarter relative to the use of Non-GAAP financial measures. We have removed our guidance for Adjusted EBITDA from our outlook for each of our segments and are disclosing our expectations for depreciation and amortization expense. We intend to present our outlook in this adjusted manner in the future. This change provides users additional information that management believes will allow them to make any adjustments they feel appropriate to account for the impact of these non-cash expenses on the performance of our segments.
We are revising our outlook for both segments. At Distribution, we have lowered the top end of our sales range by $15.0 million to $1,150.0 million as a result of continued softness in the industrial economy; however, based on the sequential operating margin improvement over the first half of 2016, we are increasing our operating margin expectations for the full year, raising the low end of our range by 10 bps to 4.5% and the high end of range by 20 bps to 4.8%. At Aerospace, we are raising the lower end of our sales range by $10.0 million to $710.0 million and the high end of our range by $5.0 million to $725.0 million, due to the increased visibility into the second half of the year. We are reducing our operating margin expectations for the segment to 16.8% to 17.1% from 17.5% to 17.8%, and on an adjusted basis*, reflecting the $5.5 million of acquisition and integration costs, to 17.6% to 17.9% from the previously disclosed 18.3% to 18.6%. The adjustment to our operating margin outlook is primarily due to underperformance on a number of our structures programs. Our revised 2016 outlook is as follows:

•	Distribution:

◦	Sales of $1,125.0 million to $1,150.0 million

◦	Operating margins of 4.5% to 4.8%

◦	Depreciation and amortization expense of $16.5 million

•	Aerospace:

◦	Sales of $710.0 million to $725.0 million

◦	Operating margins of 16.8% to 17.1%, or Adjusted operating margin of 17.6% to 17.9%, when adjusted for $5.5 million of transaction and integration costs in 2016 associated with the 2015 acquisitions

◦	Depreciation and amortization expense of $24.5 million

•	Interest expense of approximately $16.0 million

•	Corporate expenses of approximately $55.0 million

•	Estimated annualized tax rate of approximately 34.5%

•	Consolidated depreciation and amortization expense of approximately $45.0 million

•	Capital expenditures of $30.0 million to $40.0 million

•	Cash flows from operations in the range of $80.0 million to $100.0 million; Free Cash Flow* in the range of $50.0 million to $60.0 million

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

The following table reconciles our GAAP operating margin outlook for Aerospace for 2016 to our Adjusted Operating Margin outlook for Aerospace for 2016:

	2016 Outlook
Adjusted Operating Income - Outlook	Low End of Range		High End of Range
In millions
Aerospace
Net Sales - Outlook	$710.0	to	$725.0

Operating income - Outlook	119.5	to	124.3
GAAP operating margin - outlook	16.8%	to	17.1%
Transaction and integration costs	5.5	to	5.5
Transaction and integration costs as a percentage of sales	0.8%	to	0.8%
Adjusted Operating Income - Outlook	$125.0	to	$129.8
Adjusted Operating Margin - Outlook	17.6%	to	17.9%

(a) Adjusted Operating Income is defined as operating income, less items that are not indicative of the operating performance of the Company's segments or corporate for the period presented. Management uses Adjusted Operating Income to evaluate performance period over period, to analyze the underlying trends impacting our segments and corporate function and to assess their performance relative to our segments competitors. We believe that this information is useful for investors and financial institutions seeking to analyze and compare companies on the basis of operating performance.

RESULTS OF OPERATIONS

Consolidated Results

Net Sales

	For the Three Months Ended		For the Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
	(in thousands)
Net sales	$470,642	$446,324	$921,840	$889,106
$ change	24,318	(6,694)	32,734	28,130
% change	5.4%	(1.5)%	3.7%	3.3%

The following table details the components of the increase (decrease) in net sales as a percentage of consolidated net sales:

	For the Three Months Ended	For the Six Months Ended
	July 1, 2016	July 1, 2016
Organic Sales(1):
Distribution	(4.2)%	(5.0)%
Aerospace	5.4%	4.3%
Total Organic Sales	1.2%	(0.7)%

Sales attributable to recent acquisitions:
Distribution	0.2%	0.4%
Aerospace	4.0%	4.0%
Total Acquisition Sales	4.2%	4.4%

% change in net sales	5.4%	3.7%
(1) Sales contributed by acquisitions are included in Organic Sales beginning with the thirteenth month following the date of acquisition.

See segment discussions below for additional information regarding the changes in net sales.

Gross Profit

	For the Three Months Ended		For the Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
	(in thousands)
Gross profit	$143,766	$131,952	$278,196	$259,863
$ change	11,814	3,403	18,333	17,314
% change	9.0%	2.6%	7.1%	7.1%
% of net sales	30.5%	29.6%	30.2%	29.2%

Gross profit increased for the three-month and six-month fiscal periods ended July 1, 2016, as compared to the corresponding periods in 2015. This was primarily a result of higher gross profit at our Aerospace segment, mostly attributable to the contribution of gross profit from the 2015 acquisitions and the incremental gross profit associated with higher direct sales of our JPF to foreign militaries.

Gross profit as a percentage of net sales increased for the three-month and six-month fiscal periods ended July 1, 2016, as compared to the corresponding periods in 2015, primarily due to management's continued effort to improve gross margin at the Distribution segment through improved customer service and data analytics.

Selling, General & Administrative Expenses (SG&A)

	For the Three Months Ended		For the Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
	(in thousands)
SG&A	$113,905	$101,953	$230,013	$207,507
$ change	11,952	1,905	22,506	15,157
% change	11.7%	1.9%	10.8%	7.9%
% of net sales	24.2%	22.8%	25.0%	23.3%

The following table details the components of the SG&A changes for the three-month and six-month fiscal periods ended July 1, 2016, as compared to the corresponding 2015 periods:

	For the Three Months Ended	For the Six Months Ended
	July 1, 2016	July 1, 2016
Organic SG&A(1):
Distribution	2.0%	0.9%
Aerospace	3.4%	3.6%
Corporate	(0.1)%	0.4%
Total Organic SG&A	5.3%	4.9%

Acquisition SG&A:
Distribution	0.2%	0.4%
Aerospace	6.2%	5.5%
Total Acquisition SG&A	6.4%	5.9%

% change in SG&A	11.7%	10.8%
(1)SG&A expenses incurred by acquisitions are included in organic SG&A beginning with the thirteenth month following the date of acquisition.

The increases in SG&A for the three-month and six-month fiscal periods ended July 1, 2016, resulted from higher expenses at both our segments. The increase in expenses at our Aerospace segment primarily relates to the addition of SG&A expenses from our 2015 Aerospace acquisitions. Additionally, the Aerospace segment experienced higher costs associated with the sale of government contract program inventory which included previously capitalized general and administrative expenses (see segment discussion below for additional information). The increase in expenses at our Distribution segment primarily relates to higher consulting costs and higher expenses associated with our initiatives to improve gross margin performance. These increases were partially offset by the benefits received from our restructuring activities undertaken during the fourth quarter of 2015.

Operating Income

	For the Three Months Ended		For the Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
	(in thousands)
Operating income	$29,847	$30,431	$48,197	$52,761
$ change	(584)	1,989	(4,564)	2,735
% change	(1.9)%	7.0%	(8.7)%	5.5%
% of net sales	6.3%	6.8%	5.2%	5.9%

The decreases in operating income for the three-month and six-month fiscal periods ended July 1, 2016, versus the comparable periods in 2015 were primarily due to decreases in operating income at our Distribution segment, driven by lower sales and higher SG&A expenses. These decreases were slightly offset by increases in operating income at our Aerospace segment, primarily driven by the incremental gross profit associated with higher direct sales to foreign militaries of our JPF. (See segment discussion below for additional information.)

Interest Expense, Net

	For the Three Months Ended		For the Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
	(in thousands)
Interest expense, net	$3,988	$3,222	$7,795	$6,549

Interest expense, net, generally consists of interest charged on our Credit Agreement (see "Liquidity and Capital Resources - Financing Arrangements", below), which includes a revolving credit facility and a term loan facility, and other borrowings and the amortization of debt issuance costs, offset by interest income. The increase in interest expense, net for the three-month and six-month fiscal periods ended July 1, 2016, was primarily attributable to higher average borrowings, as compared to the comparable periods ended July 3, 2015. The interest rate for outstanding amounts under the Credit Agreement at July 1, 2016, was 2.09% compared to 1.59% at July 3, 2015. (See Liquidity and Capital Resources section below for information on our borrowings.)

Effective Income Tax Rate

	For the Three Months Ended		For the Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015

Effective income tax rate	35.0%	20.3%	34.0%	25.6%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the period. The increase in the effective tax rate for the three-month and six-month fiscal periods ended July 1, 2016, as compared to the rates for the corresponding periods in the prior year is due to certain discrete items recognized in the three-month fiscal period ended July 3, 2015. These were primarily the result of changes in tax laws which made it more likely than not that we would realize future state tax benefits associated with certain net operating loss carryforwards for which, prior to the changes in the tax laws, we had established valuation allowances. As a result, the valuation allowances were no longer deemed necessary. These state tax law changes were amended in the fourth quarter of 2015 causing the amount of the anticipated benefit to be reduced and therefore a portion of the valuation allowances were reinstated at that time.

Distribution Segment

Results of Operations

	For the Three Months Ended		For the Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
	(in thousands)
Net sales	$286,052	$304,050	$574,716	$615,521
$ change	(17,998)	5,935	(40,805)	58,510
% change	(5.9)%	2.0%	(6.6)%	10.5%

Operating income	$13,807	$15,403	$24,276	$28,367
$ change	(1,596)	(773)	(4,091)	458
% change	(10.4)%	(4.8)%	(14.4)%	1.6%
% of net sales	4.8%	5.1%	4.2%	4.6%

Net sales

The decrease in net sales for the three-month fiscal period ended July 1, 2016, as compared to the corresponding period in 2015 was due to lower organic sales, driven by lower sales volume to our original equipment manufacturer customers and maintenance, repair and operations customers. Looking at the markets we serve, sales were lower in the mining, merchant wholesalers durable goods and fabricated metal product markets for the three-month fiscal period ended July 1, 2016, as compared to the comparable period in 2015.

The decrease in net sales for the six-month fiscal period ended July 1, 2016, as compared to the corresponding period in 2015 was due to lower organic sales, driven by lower sales volume to our original equipment manufacturer customers and maintenance, repair and operations customers. Looking at the markets we serve, sales were lower in the mining, machinery manufacturing and merchant wholesalers durable goods markets for the six-month fiscal period ended July 1, 2016, as compared to the comparable period in 2015.

"Organic Sales per Sales Day" is a metric management uses to evaluate performance trends at our Distribution segment and is calculated by taking Organic Sales divided by the number of Sales Days in the period. The following table illustrates the calculation of Organic Sales per Sales Day.

		For the Three Months Ended		For the Six Months Ended
		July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
		(in thousands)
Current period
Net sales		$286,052	$304,050	$574,716	$615,521
Acquisition sales (1)		894	12,798	3,553	42,795
Organic sales		285,158	291,252	571,163	572,726
Sales days		64	63	129	129
Organic Sales per Sales Day for the current period	a	$4,456	$4,623	$4,428	$4,440

Prior period
Net sales from the prior year		$304,050	$298,115	$615,521	$557,011
Sales days from the prior year		63	64	129	126
Sales per sales day from the prior year	b	$4,826	$4,658	$4,771	$4,421

% change	(a-b)÷b	(7.7)%	(0.8)%	(7.2)%	0.4%
(1) Sales contributed by an acquisition are included in Organic Sales beginning with the thirteenth month following the date of acquisition. Prior period information is adjusted to reflect acquisition sales for that period as Organic Sales when calculating the change in Organic Sales per Sales Day for the current period.

Operating income

The Distribution segment's operating income for the three-month and six-month fiscal periods ended July 1, 2016, decreased as compared to the corresponding periods in the prior year. This was a result of lower Organic Sales, relatively flat gross profit and higher SG&A costs during the periods. As previously discussed, the increase in SG&A expenses at our Distribution segment mostly relate to higher consulting costs and higher expenses associated with our initiatives to improve gross margin performance. These increases were partially offset by the benefits received from our restructuring activities undertaken during the fourth quarter of 2015.
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

For the three-month fiscal periods ended July 1, 2016, and July 3, 2015, ERP system expenses incurred totaled approximately $0.3 million and $0.2 million, respectively and ERP system capital expenditures totaled $0.9 million and $0.8 million, respectively. For the six-month fiscal periods ended July 1, 2016, and July 3, 2015, ERP system expenses incurred totaled approximately $0.5 million and $0.4 million, respectively, and ERP system capital expenditures totaled $1.9 million and $3.3 million, respectively. Total to date ERP system capital expenditures as of July 1, 2016, were $32.7 million. Depreciation expense for the ERP system for the three-month fiscal periods ended July 1, 2016, and July 3, 2015, totaled $0.7 million each period. Depreciation expense for the ERP system for the six-month fiscal periods ended July 1, 2016, and July 3, 2015, totaled $1.4 million each period.

Aerospace Segment

Results of Operations

	For the Three Months Ended		For the Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
	(in thousands)
Net sales	$184,590	$142,274	$347,124	$273,585
$ change	42,316	(12,629)	73,539	(30,380)
% change	29.7%	(8.2)%	26.9%	(10.0)%

Operating income	$30,461	$29,153	$51,758	$50,974
$ change	1,308	2,472	784	2,272
% change	4.5%	9.3%	1.5%	4.7%
% of net sales	16.5%	20.5%	14.9%	18.6%

Net sales

Sales increased for the three-month fiscal period ended July 1, 2016, as compared to the corresponding period in 2015, due to an increase in organic sales of $24.2 million and the contribution of $18.1 million of sales from our 2015 acquisitions. Organic sales generated by our military programs/products increased $14.2 million, primarily due to increased sales of our JPF to foreign militaries and the USG, higher sales on legacy missile fuze programs, increased sales under the AH-1Z program and sales under the SH-2G program with Peru. These increases, totaling $25.7 million, were partially offset by lower sales associated with the SH-2G(I) contract with New Zealand and lower sales volume under the Boeing A-10 program.

Organic sales generated by our commercial programs/products increased $10.0 million for the three-month fiscal period ended July 1, 2016, as compared to the corresponding period in 2015. The increase is primarily attributable to higher sales associated with the K-MAX® program and higher sales on various other commercial programs/products that individually are not a significant portion of the overall increase for the period.

Sales increased for the six-month fiscal period ended July 1, 2016, as compared to the corresponding period in 2015, due to an organic sales increase of $38.2 million and the contribution of $35.4 million of sales from our 2015 acquisitions. Organic sales generated by our military programs/products increased $21.0 million, primarily due to higher direct sales to foreign militaries of the JPF, higher sales associated with legacy missile fuze programs, increased sales volume on the AH-1Z program and sales under the SH-2G program with Peru. These increases, totaling $55.4 million, were partially offset by lower sales associated with the SH-2G(I) contract with New Zealand, lower sales on the Boeing A-10 program, lower sales of our military bearing products, lower sales of our JPF to the USG and a decline in sales volume on the Sikorsky BLACK HAWK helicopter program.

Organic sales generated by our commercial programs/products increased $17.2 million for the six-month fiscal period ended July 1, 2016, as compared to the corresponding period in 2015. The increase is primarily attributable to higher sales associated with the K-MAX® program, increased sales of our commercial bearing products and higher sales on various other commercial programs/products that individually are not a significant portion of the overall increase for the period.

Operating income

Operating income increased for the three-month and six-month fiscal periods ended July 1, 2016, compared to the corresponding periods in 2015. Operating income increases were primarily due to higher gross profit associated with higher direct sales of our JPF to foreign militaries and the contribution of gross profit from our 2015 acquisitions. These increases totaling $13.5 million and $30.9 million, respectively, for the three-month and six-month periods ended July 1, 2016, were mostly offset by the SG&A expenses of the businesses we acquired in 2015, lower sales and associated gross profit under the SH-2G(I) contract with New Zealand, and declines in gross margin on the Boeing 767/777 program and A-10 program attributable to cost growth.

Additionally, operating income for the three-month and six-month fiscal periods ending July 1, 2016, was lower due to higher SG&A expenses attributable to the sale of inventory associated with government contracts which included previously capitalized general and administrative expenses. See the table below for the expense recorded or benefit received from SG&A expenses capitalized in inventory for certain government contracts.

	For the Three Months Ended		For the Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
	(in thousands)
SG&A expensed (capitalized), net	$(46)	$(1,324)	$3,103	$(2,451)

Long-Term Contracts

For long-term aerospace contracts, we generally recognize sales and cost of sales based on the percentage-of-completion method of accounting, which allows for recognition of revenue as work on a contract progresses. We recognize sales and profit based on either (1) the cost-to-cost method, in which case sales and profit are recorded based upon the ratio of costs incurred to estimated total costs to complete the contract, or (2) the units-of-delivery method, in which case sales are recognized as deliveries are made and cost of sales is computed on the basis of the estimated ratio of total cost to total sales.

Revenue and cost estimates for all significant long-term contracts for which revenue is recognized using the percentage-of-completion method of accounting are reviewed and reassessed quarterly. Based upon these reviews, the Company records the effects of adjustments in profit estimates each period. If at any time the Company determines that for a particular contract total costs will exceed total contract revenue, the Company will record a provision for the entire anticipated contract loss at that time. For the three-month and six-month fiscal periods ended July 1, 2016, there were net decreases in the Company's operating income attributable to changes in contract estimates of $1.6 million and $2.6 million, respectively, resulting from the reassessment of long-term contracts. These decreases were primarily a result of cost growth on various programs, including the Boeing 767/777 program, the A-10 program and a composites assembly program, offset by improved performance on the JPF program. There were increases in the Company's operating income from changes in contract estimates of $1.1 million and $2.9 million for the three-month and six-month fiscal periods ended July 3, 2015. The increases were primarily a result of improved performance on the JPF program.

Backlog

	July 1, 2016	December 31, 2015
	(in thousands)
Backlog	$667,541	$659,350

Backlog increased during the first six months of 2016 primarily due to orders under our SH-2G program with Peru and JPF commercial sales orders received from foreign militaries. These increases were partially offset by work performed on various programs.

Major Programs/Product Lines

Below is a discussion of significant changes in the Aerospace segment's major programs during the first six months of 2016. See our 2015 Annual Report on Form 10-K for a complete discussion of our Aerospace segment's programs.

AH-1Z

In February 2016, we reached an agreement with our customer that modified the scope of the AH-1Z contract and which, among other things, resolved outstanding claims associated with this program. We agreed to pay our customer $4.0 million, all of which had been accrued at the end of 2015 and the customer agreed to pay us $4.3 million. Both these matters were settled subsequent to the end of the second quarter. Given the current volume of firm orders, we estimate the contract to be a zero margin program, taking into consideration the $1.9 million of G&A costs capitalized in inventory associated with this contract.

A-10

The segment has contracted with Boeing to produce the wing control surfaces (inboard and outboard flaps, slats and deceleron assemblies) for the U.S. Air Force's ("USAF") A-10 fleet. This contract has a potential value of over $110.0 million; however, annual quantities will vary, as they are dependent upon the orders Boeing receives from the USAF. Through July 1, 2016, 147 shipsets have been delivered over the life of the program, and approximately 26 shipsets remain in backlog. In January 2016, the USAF indicated that they would delay the retirement of the A-10 fleet due to its importance in current operations in the Middle East. We continue to monitor the defense budget and understand that despite this positive indication, the future of this program could be at risk without the continued support of Congress. As of the date of this filing, we believe congressional support remains strong and we have confidence that this program will continue. We have not received any orders for additional shipsets in 2016, and as such, we expect a break in production as we complete the units we currently have on order and await follow-on orders from our customer. Through the date of this filing we have not received any indication from our customer that this program will be terminated; however, this contract is currently scheduled to expire on October 18, 2016. Tooling and nonrecurring costs on this program are being amortized over 242 shipsets, the number of shipsets under the program of record. At July 1, 2016, our program backlog was $12.2 million and total program inventory was $16.3 million, of which $10.0 million is associated with non-recurring costs, which may not be recoverable in the event of a contract termination.

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

Sales of these fuzes can be direct to the USG, Foreign Military Sales ("FMS") through the USG and direct commercials sales to foreign militaries that, although not funded by the USG, require proper regulatory approvals from the USG. In January 2016, we were awarded a direct commercial sales contract order with a total value of $93.0 million for fuzes to be delivered in 2016 and 2017. Total JPF backlog at July 1, 2016, is $232.5 million.

During the quarter we delivered a total of 9,320 fuzes, which consisted of 3,539 fuzes delivered to the USG and 5,781 fuzes delivered as direct commercial sales to foreign governments. A total of 16,104 fuzes have been delivered through the first half of 2016. We expect to deliver approximately 30,000 to 34,000 fuzes in 2016.

The Company currently provides the FMU-152A/B to the USAF and twenty-six other nations, but the U.S. Navy currently utilizes a different fuze - the FMU 139 C/B. In 2015, the U.S. Naval Air Systems Command (“NAVAIR”) solicited proposals for a firm fixed price development and qualification contract to implement improvements to the performance characteristics of the FMU-139 (such improved fuze having been designated the FMU-139D/B), and the USAF has stated that, if and when a contract is awarded and production begins, the funds associated with the FMU-152A/B will be redirected to the FMU-139D/B. During the third quarter of 2015, the U.S. Navy announced that a competitor was awarded the contract for the FMU-139 D/B. In the event the FMU-139 D/B program proceeds as planned and the USAF redirects the funds associated with the FMU-152 A/B to the FMU-139 D/B, our business, financial condition, results of operations and cash flows may be materially adversely impacted. Any such impact would not be likely to occur for a number of years.

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

In addition, our $115.0 million Convertible Notes are scheduled to mature on November 15, 2017, unless earlier redeemed, repurchased or converted. We are currently assessing potential alternatives for the refinancing of these instruments prior to their scheduled maturity. We do not believe any of these matters will lead to a shortage of capital resources or liquidity that would adversely impact our business or results of operations.

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

Effective December 31, 2015, the Company's qualified pension plan was frozen with respect to future benefit accruals. Under U.S. Government Cost Accounting Standard (“CAS”) 413 the Company must determine the U.S. Government’s share of any pension curtailment adjustment calculated in accordance with CAS. Such adjustments can result in an amount due to the U.S. Government for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position. Based upon the analysis completed through the date of this filing, the Company does not believe the U.S. Government's share in this curtailment adjustment will have a material impact on our consolidated balance sheet and results of operations.

A summary of our consolidated cash flows from continuing operations is as follows:

	For the Six Months Ended
	July 1, 2016	July 3, 2015	2016 vs. 2015
	(in thousands)
Total cash provided by (used in):
Operating activities	$25,352	$47,355	$(22,003)
Investing activities	(20,986)	(25,016)	4,030
Financing activities	(71)	(22,799)	22,728

Free Cash Flow (a):
Net cash provided by operating activities	$25,352	$47,355	$(22,003)
Expenditures for property, plant and equipment	(15,348)	(13,475)	(1,873)
Free cash flow	$10,004	$33,880	$(23,876)

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

Net cash provided by operating activities decreased for the six-month fiscal period ended July 1, 2016, versus the comparable period in 2015, primarily due to increases in accounts receivable resulting from the timing of deliveries related to our JPF program in our Aerospace segment.

Net cash used in investing activities decreased for the six-month fiscal period ended July 1, 2016, versus the comparable period in 2015, primarily due to a decrease in cash used for acquisitions.

Net cash provided by financing activities for the six-month fiscal period ended July 1, 2016, was $0.1 million, compared to net cash used in financing activities for the comparable period in 2015 of $22.8 million. This change is primarily due to an increase in borrowings under our revolving credit facility to fund working capital requirements.

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

Interest rates on amounts outstanding under the Credit Agreement are variable, and are determined based on the Consolidated Senior Secured Leverage Ratio. At July 1, 2016, the interest rate for the outstanding amounts on both the revolving credit facility and term loan commitment was 2.09%. In addition, we are required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.175% to 0.300% per annum, based on the Consolidated Senior Secured Leverage Ratio. Fees for outstanding letters of credit range from 1.25% to 2.00%, based on the Consolidated Senior Secured Leverage Ratio.

The financial covenants associated with the Credit Agreement include a requirement that (i) the Consolidated Senior Secured Leverage Ratio cannot be greater than 3.50 to 1.00, with an available election to increase the maximum to 3.75 to 1.00 for four consecutive quarters in connection with a Permitted Acquisition with consideration in excess of $125.0 million; (ii) the Consolidated Total Leverage Ratio cannot be greater than 4.00 to 1.00, with an available election to increase the maximum to 4.25 to 1.00 for four consecutive quarters in connection with a Permitted Acquisition with consideration in excess of $125.0 million; (iii) the Consolidated Interest Coverage Ratio cannot be less than 4.00 to 1.00; and (iv) Liquidity: (a) as of the last day of the fiscal quarter of the Company ending two full fiscal quarters prior to the stated maturity of the Specified Convertible Notes, cannot be less than an amount equal to 50% of the outstanding principal amount of the Specified Convertible Notes, and (b) as of the last day of each fiscal quarter of the Company ending thereafter, cannot be less than an amount equal to the outstanding principal amount of the Specified Convertible Notes as of such day. We are in compliance with the financial covenants as of and for the quarter ended July 1, 2016, and do not anticipate noncompliance in the foreseeable future.

Total average bank borrowings during the quarter ended July 1, 2016, were $332.4 million compared to $192.5 million for the year ended December 31, 2015. As of July 1, 2016, and December 31, 2015, there was $219.5 million and $259.9 million available for borrowing, respectively, under the Revolving Credit Facility, net of letters of credit. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Facility. A total of $6.9 million and $5.9 million in letters of credit was outstanding under the Revolving Credit Facility as of July 1, 2016, and December 31, 2015, respectively.

Other Sources/Uses of Capital

We contributed $10.0 million to the qualified pension plan and $0.3 million to the SERP through the end of the second quarter. We do not expect to make any further contributions to the qualified pension plan during 2016. We plan to contribute an additional $0.3 million to the SERP in 2016. For the 2015 plan year, we contributed $10.0 million to the qualified pension plan and $0.5 million to the SERP.

On April 29, 2015, we announced that our Board of Directors approved a share repurchase program ("2015 Share Repurchase Program") authorizing the repurchase of up to $100.0 million of the common stock, par value $1.00 per share, of the Company. This new program replaced our 2000 Stock Repurchase Program. We currently intend to repurchase shares to offset the annual issuance of shares under our employee stock plans, but the timing and actual number of shares repurchased will depend on a variety of factors including stock price, market conditions, corporate and regulatory requirements, capital availability and other factors, including acquisition opportunities. As of July 1, 2016, we had repurchased 451,040 shares under the 2015 Share Repurchase Program and approximately $81.8 million remained available for repurchases under this authorization.

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

Organic Sales

Organic Sales is defined as "Net Sales" less sales derived from acquisitions completed during the preceding twelve months. We believe that this measure provides management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, which can obscure underlying trends. We also believe that presenting Organic Sales separately for our segments provides management and investors with useful information about the trends of our segments and enables a more direct comparison to other businesses and companies in similar industries. Management recognizes that the term "Organic Sales" may be interpreted differently by other companies and under different circumstances. No other adjustments were made during the three-month and six-month fiscal periods ended July 1, 2016, and July 3, 2015. The following table illustrates the calculation of Organic Sales using the GAAP measure, "Net Sales".

Organic Sales (in thousands)
	For the Three Months Ended		For the Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Distribution
Net sales	$286,052	$304,050	$574,716	$615,521
Acquisition Sales	894	12,798	3,553	42,795
Organic Sales	$285,158	$291,252	$571,163	$572,726
Aerospace
Net sales	$184,590	$142,274	$347,124	$273,585
Acquisition Sales	18,089	—	35,381	—
Organic Sales	$166,501	$142,274	$311,743	$273,585
Consolidated
Net sales	$470,642	$446,324	$921,840	$889,106
Acquisition Sales	18,983	$12,798	38,934	$42,795
Organic Sales	$451,659	$433,526	$882,906	$846,311

Organic Sales per Sales Day

Organic Sales per Sales Day is defined as GAAP "Net sales of the Distribution segment" less sales derived from acquisitions completed during the preceding twelve months divided by the number of Sales Days in a given period. Sales Days are the days that the Distribution segment's branch locations were open for business and exclude weekends and holidays. Management believes Organic Sales per Sales Day provides an important perspective on how net sales may be impacted by the number of days the segment is open for business and provides a basis for comparing periods in which the number of sales days differs.

Free Cash Flow

Free Cash Flow is defined as GAAP “Net cash provided by (used in) operating activities” in a period less “Expenditures for property, plant & equipment” in the same period. Management believes Free Cash Flow provides an important perspective on our ability to generate cash from our business operations and, as such, that it is an important financial measure for use in evaluating the Company's financial performance. Free Cash Flow should not be viewed as representing the residual cash flow available for discretionary expenditures such as dividends to shareholders or acquisitions, as it may exclude certain mandatory expenditures such as repayment of maturing debt and other contractual obligations. Management uses Free Cash Flow internally to assess both business performance and overall liquidity.

Adjusted Operating Income

Adjusted Operating Income is defined as operating income, less items that are not indicative of the operating performance of the Company's segments or corporate function for the period presented. Management uses Adjusted Operating Income to evaluate performance period over period, to analyze the underlying trends in our segments and corporate function and to assess their performance relative to their competitors. We believe that this information is useful for investors and financial institutions seeking to analyze and compare companies on the basis of operating performance.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes outside the ordinary course of business in our contractual obligations or off-balance sheet arrangements during the first six months of 2016. See our 2015 Annual Report on Form 10-K for a discussion of our contractual obligations and off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the Company’s exposure to market risk during the first six months of 2016. See the Company’s 2015 Annual Report on Form 10-K for a discussion of the Company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 1, 2016. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of July 1, 2016, the disclosure controls and procedures were effective.

Changes in Internal Controls
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company is in the process of implementing a new enterprise-wide business system for our Distribution segment. In order to minimize disruptions to our ongoing operations we have developed a project plan that takes a phased approach to implementation and includes appropriate contingencies. The implementation of the new ERP system will likely affect the processes that constitute our internal control over financial reporting for the Distribution segment and any changes to such controls will require testing for effectiveness.

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

While it is not possible to predict the outcome of these matters with certainty, based upon available information, management believes that all settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in legal proceedings and that can be reasonably estimated are accrued for at July 1, 2016. Despite this analysis, there can be no assurance that the final outcome of these matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Except as set forth below, as of July 1, 2016, neither the Company nor any of its subsidiaries is a party, nor is any of its or their property subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company and its subsidiaries. Additional information relating to certain of these matters is set forth in Note 10, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

Environmental Matters

The Company and its subsidiaries are subject to numerous U.S. Federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which could include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. We are currently named as a potentially responsible party at one site. While it is not possible to predict the outcome of these proceedings, in the opinion of management, any payments we may be required to make as a result of such claims in existence at July 1, 2016, will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Item 1A. Risk Factors

Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition and cash flows as set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”).  Except for the new risk factor below relating to the recent referendum in which voters in the United Kingdom approved an exit from the European Union, we do not believe there have been any material changes to the risk factors previously disclosed in our 2015 Form 10-K, but we may disclose changes to such factors or disclose additional factors from time to time in future filings with the SEC.  Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial position and cash flows.

Economic conditions and regulatory changes leading up to and following the United Kingdom’s likely exit from the European Union could have a material adverse effect on our business, financial condition and results of operations.

We have business operations in both the United Kingdom and the broader European Union. In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, and has given rise to calls for the governments of other European Union member states to consider withdrawal.

These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Lack of clarity about future United Kingdom laws and regulations as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws, could decrease foreign direct investment in the United Kingdom, increase costs, depress economic activity and restrict our access to capital. If the United Kingdom and the European Union are unable to negotiate acceptable withdrawal terms or if other European Union member states pursue withdrawal, barrier-free access between the United Kingdom and other European Union member states or among the European economic area overall could be diminished or eliminated. Any of these factors could have a direct or indirect impact on our business in the UK and EU, our customers and suppliers in the UK and EU and our business outside the UK and EU. Any of these factors could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our common stock.

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

Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and other factors that may cause the Company's actual results and financial condition to differ materially from those expressed or implied in the forward-looking statements. Such risks, uncertainties and other factors include, among others: (i) changes in domestic and foreign economic and competitive conditions in markets served by the Company, particularly the defense, commercial aviation and industrial production markets; (ii) changes in government and customer priorities and requirements (including cost-cutting initiatives, government and customer shut-downs, the potential deferral of awards, terminations or reductions of expenditures to respond to the priorities of Congress and the Administration, or budgetary cuts resulting from Congressional actions or automatic sequestration); (iii) changes in geopolitical conditions in countries where the Company does or intends to do business; (iv) the successful conclusion of competitions for government programs (including new, follow-on and successor programs) and thereafter successful contract negotiations with government authorities (both foreign and domestic) for the terms and conditions of the programs; (v) the existence of standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; (vi) the successful resolution of government inquiries or investigations relating to our businesses and programs; (vii) risks and uncertainties associated with the successful implementation and ramp up of significant new programs, including the ability to manufacture the products to the detailed specifications required and recover start-up costs and other investments in the programs; (viii) potential difficulties associated with variable acceptance test results, given sensitive production materials and extreme test parameters; (ix) the receipt and successful execution of production orders under the Company's existing U.S. government JPF contract, including the exercise of all contract options and receipt of orders from allied militaries, but excluding any next generation programmable fuze programs, as all have been assumed in connection with goodwill impairment evaluations; (x) the continued support of the existing K-MAX® helicopter fleet, including sale of existing K-MAX® spare parts inventory and the receipt of orders for new aircraft sufficient to recover our investment in the restart of the K-MAX® production line; (xi) the accuracy of current cost estimates associated with environmental remediation activities; (xii) the profitable integration of acquired businesses into the Company's operations; (xiii) the ability to implement our ERP systems in a cost-effective and efficient manner, limiting disruption to our business, and allowing us to capture their planned benefits while maintaining an adequate internal control environment; (xiv) changes in supplier sales or vendor incentive policies; (xv) the effects of price increases or decreases; (xvi) the effects of pension regulations, pension plan assumptions, pension plan asset performance, future contributions and the pension freeze; (xvii) future levels of indebtedness and capital expenditures; (xviii) the continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs for such items; (xix) the effects of currency exchange rates and foreign competition on future operations; (xx) changes in laws and regulations, taxes, interest rates, inflation rates and general business conditions; (xxi) the effects, if any, of the United Kingdom's exit from the European Union; (xxii) future repurchases and/or issuances of common stock; (xxiii) the incurrence of unanticipated restructuring costs or the failure to realize anticipated savings or benefits from past or future expense reduction actions; and (xxiv) other risks and uncertainties set forth herein and in our 2015 Form 10-K.

Any forward-looking information provided in this report should be considered with these factors in mind. We assume no obligation to update any forward-looking statements contained in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of Common Stock by the Company during the three-month fiscal period ended July 1, 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (in thousands)
April 2, 2016 – April 29, 2016	20,838	$42.04	20,838	$83,403
April 30, 2016 – May 27, 2016	13,440	$41.88	13,440	$82,840
May 28, 2016 – July 1, 2016	27,285	$42.34	25,600	$81,755
Total	61,563		59,878

(a) During the quarter the Company purchased 1,685 shares in connection with employee tax withholding obligations as permitted by our equity compensation plans, which are SEC Rule 16b-3 qualified compensation plans. These were not purchases under our publicly announced program.

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

Item 6.     Index To Exhibits

10.1
Fourth Amendment to the Kaman Corporation Post-2004 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 13, 2016, Commission File No. 333-66179).*
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
*Management contract or compensatory plan.

SIGNATURES

Kaman Corporation and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAMAN CORPORATION
Registrant
Date:	July 28, 2016		/s/ Neal J. Keating
		By:	Neal J. Keating
Chairman, President and
Chief Executive Officer

Date:	July 28, 2016		/s/ Robert D. Starr
		By:	Robert D. Starr
Executive Vice President and
Chief Financial Officer

KAMAN CORPORATION
INDEX TO EXHIBITS

10.1
Fourth Amendment to the Kaman Corporation Post-2004 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 13, 2016, Commission File No. 333-66179).*
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
*Management contract or compensatory plan.