Form 10-Q
period 2016-09-30
KAMAN Corp
filed 2016-10-27
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
Yes         ☐            No          ☒

At October 21, 2016, there were 27,107,702 shares of Common Stock outstanding.

PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts) (Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$25,551	$16,462
Accounts receivable, net	248,474	238,102
Inventories	394,223	385,747
Income tax refunds receivable	2,713	3,591
Other current assets	30,518	32,133
Total current assets	701,479	676,035
Property, plant and equipment, net of accumulated depreciation of $220,856 and $202,648, respectively	178,774	175,586
Goodwill	348,243	352,710
Other intangible assets, net	132,928	144,763
Deferred income taxes	57,334	66,815
Other assets	23,319	23,702
Total assets	$1,442,077	$1,439,611
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$118,906	$5,000
Accounts payable – trade	124,769	121,044
Accrued salaries and wages	42,595	40,284
Advances on contracts	14,847	11,274
Other accruals and payables	59,267	58,761
Income taxes payable	982	326
Total current liabilities	361,366	236,689
Long-term debt, excluding current portion	301,566	434,227
Deferred income taxes	7,067	15,207
Underfunded pension	140,220	158,984
Other long-term liabilities	50,152	51,427
Commitments and contingencies (Note 11)
Temporary equity, convertible notes	2,344	—
Shareholders' equity:
Preferred stock, $1 par value, 200,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; voting; 28,056,402 and 27,735,757 shares issued, respectively	28,056	27,736
Additional paid-in capital	166,745	156,803
Retained earnings	549,954	520,865
Accumulated other comprehensive income (loss)	(133,412)	(140,138)
Less 936,449 and 698,183 shares of common stock, respectively, held in treasury, at cost	(31,981)	(22,189)
Total shareholders’ equity	579,362	543,077
Total liabilities and shareholders’ equity	$1,442,077	$1,439,611
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Net sales	$453,474	$433,742	$1,375,314	$1,322,848
Cost of sales	317,984	303,816	961,628	933,059
Gross profit	135,490	129,926	413,686	389,789
Selling, general and administrative expenses	104,404	100,153	334,417	307,660
Net (gain)/loss on sale of assets	24	(10)	10	(415)
Operating income	31,062	29,783	79,259	82,544
Interest expense, net	4,165	3,208	11,960	9,757
Other expense (income), net	(332)	185	243	120
Earnings before income taxes	27,229	26,390	67,056	72,667
Income tax expense	9,774	9,166	23,329	21,003
Net earnings	$17,455	$17,224	$43,727	$51,664

Earnings per share:
Basic earnings per share	$0.64	$0.63	$1.61	$1.90
Diluted earnings per share	$0.62	$0.62	$1.56	$1.85
Average shares outstanding:
Basic	27,128	27,179	27,096	27,203
Diluted	28,080	27,770	27,943	27,915
Dividends declared per share	$0.18	$0.18	$0.54	$0.54

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Net earnings	$17,455	$17,224	$43,727	$51,664
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,050	(1,109)	1,085	(3,945)
Unrealized gain on derivative instruments, net of tax expense/(benefit) of $205 and $38 and ($227) and $134, respectively	338	62	(374)	221
Change in pension and post-retirement benefit plan liabilities, net of tax expense of $1,213 and $961 and $3,641 and $2,883, respectively	2,005	1,587	6,015	4,763
Other comprehensive income	3,393	540	6,726	1,039
Comprehensive income	$20,848	$17,764	$50,453	$52,703

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Nine Months Ended
	September 30, 2016	October 2, 2015
Cash flows from operating activities:
Net earnings	$43,727	$51,664
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	33,732	27,809
Accretion of convertible notes discount	1,598	1,516
Provision for doubtful accounts	1,021	1,925
Net gain/(loss) on sale of assets	10	(415)
Net loss on derivative instruments	783	423
Stock compensation expense	4,711	5,304
Excess tax benefit from share-based compensation arrangements	(302)	(324)
Deferred income taxes	3,993	(2,001)
Changes in assets and liabilities, excluding effects of acquisitions/divestitures:
Accounts receivable	(12,011)	1,583
Inventories	(10,050)	(10,430)
Income tax refunds receivable	883	(3,493)
Other current assets	1,271	(7,421)
Accounts payable - trade	967	18,051
Accrued contract losses	468	28
Advances on contracts	3,573	11,511
Other accruals and payables	6,556	(5,807)
Income taxes payable	28	529
Pension liabilities	(9,318)	(4,225)
Other long-term liabilities	(1,624)	(2,323)
Net cash provided by operating activities	70,016	83,904
Cash flows from investing activities:
Proceeds from sale of assets	190	660
Expenditures for property, plant & equipment	(23,926)	(23,130)
Acquisition of businesses (net of cash acquired)	(6,631)	(11,877)
Other, net	(442)	(696)
Cash used in investing activities	(30,809)	(35,043)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit agreements	(12,959)	(43,291)
Proceeds from issuance of long-term debt	—	100,000
Debt repayment	(3,750)	(82,500)
Net change in book overdraft	3,427	(3,537)
Proceeds from exercise of employee stock awards	7,094	4,024
Purchase of treasury shares	(8,989)	(8,642)
Dividends paid	(14,625)	(14,140)
Debt issuance costs	—	(1,348)
Other	(246)	(117)
Windfall tax benefit	302	324
Cash provided by (used in) financing activities	(29,746)	(49,227)
Net increase in cash and cash equivalents	9,461	(366)
Effect of exchange rate changes on cash and cash equivalents	(372)	(466)
Cash and cash equivalents at beginning of period	16,462	12,411
Cash and cash equivalents at end of period	$25,551	$11,579

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three-month and nine-month fiscal periods ended September 30, 2016 and October 2, 2015
(Unaudited)

1. BASIS OF PRESENTATION

The December 31, 2015, Condensed Consolidated Balance Sheet amounts have been derived from the previously audited Consolidated Balance Sheet of Kaman Corporation and subsidiaries (collectively, the “Company”), but do not include all disclosures required by accounting principles generally accepted in the United States of America ("US GAAP"). In the opinion of management, the condensed consolidated financial information reflects all adjustments necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this report. The statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the interim periods presented are not necessarily indicative of trends or of results to be expected for the entire year.

The Company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The third quarters for 2016 and 2015 ended on September 30, 2016, and October 2, 2015, respectively.

2. RECENT ACCOUNTING STANDARDS

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments." This standard update was issued to address diversity in practice in how certain cash receipts and cash payments are presented and classified. The provisions of ASU 2016-15 will be effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The adoption of this standard update is not expected to have a material impact on the Company's consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.” The objective of this standard update is to simplify several aspects of the accounting for share-based payment transactions, including, but not limited to, income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company is considering early adoption of this standard and does not expect the standard update to have a material impact on the Company's consolidated financial statements.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 30, 2016 and October 2, 2015
(Unaudited)

2. RECENT ACCOUNTING STANDARDS (CONTINUED)

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under this ASU as amended, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting is largely unchanged under this ASU as amended. This standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the potential impact of this standard update on its consolidated financial statements. The Company anticipates the ASU will have a material impact on its assets and liabilities due to the addition of right-of-use assets and lease liabilities to the balance sheet, however it does not expect the ASU to have a material impact on the Company's cash flows or results of operations.

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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments.” This standard update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard update became effective the first quarter of 2016. The adoption of this standard update did not have a material impact on the Company’s consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which amends ASC 835-30, “Interest - Imputation of Interest.” This standard update clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit. These costs may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. The standard update became effective the first quarter of 2016. The adoption of this standard update did not have a material impact on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU No. 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related liability. Such treatment is now consistent with the presentation of debt discounts or premiums. As it stood prior to amendment, debt issuance costs were reported in the balance sheet as an asset (i.e., a deferred charge), whereas debt discounts and premiums were, and remain, reported as deductions from or additions to the debt itself. Recognition and measurement guidance for debt issuance costs is not affected by this standard update. The standard update became effective the first quarter of 2016. The adoption of this standard update did not have a material impact on the Company's consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810)." ASU 2015-02 focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The standard update became effective the first quarter of 2016. The adoption of this standard update did not have a material impact on the Company's consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 30, 2016 and October 2, 2015
(Unaudited)

2. RECENT ACCOUNTING STANDARDS (CONTINUED)

In January 2015, the FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20)." The standard update eliminates the concept of extraordinary items and their segregation from the results of ordinary operations and expands presentation and disclosure guidance to include items that are both unusual in nature and occur infrequently. The standard update became effective the first quarter of 2016. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." The standard update provides guidance regarding management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The standard update became effective the first quarter of 2016. The adoption of this standard update did not have a material impact on the Company's consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718) - Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could Be Achieved after the Requisite Service Period." The objective of this standard update is to eliminate inconsistent practices with regards to the accounting treatment of share-based payment awards. The provisions of this standard update became effective the first quarter of 2016. The adoption of this standard update did not have a material impact on the Company's consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." The objective of this standard update is to remove inconsistent practices with regard to revenue recognition between US GAAP and IFRS. The standard intends to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The provisions of ASU No. 2014-09 will be effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. The Company has developed a project plan that includes a three-phase approach to implementing this standard update. Phase one, the assessment phase, was completed in early 2016. The Company is currently concluding the second phase of the project, which includes conversion activities, such as establishing policies, identifying system impacts and understanding the initial financial impact this standard update will have. Phase three, which is expected to begin during the first quarter of 2017, will include the integration of the standard update into financial reporting processes and systems, and developing a more robust understanding of the financial impact of this standard update on the Company's consolidated financial statements. The Company anticipates the transition to the new standard could have a material impact on the Company's consolidated financial statements but will be unable to quantify that impact until the third phase of the project has been completed. The Company expects the cost of the activities it is undertaking to transition to the new standard will result in an increase in selling, general and administrative expenses in 2017 and beyond.

Subsequent to the issuance of ASU No. 2014-09, the FASB has issued the following updates: ASU 2016-08, “Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations (Reporting Revenue Gross versus Net).”; ASU 2016-10, "Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing."; and ASU 2016-12, "Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients." The amendments in these updates affect the guidance contained within ASU 2014-09 and will be assessed as part of the Company's revenue recognition project plan.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 30, 2016 and October 2, 2015
(Unaudited)

3. RESTRUCTURING COSTS (CONTINUED)

The following table summarizes the accrual balances by cost type for the 2015 restructuring actions:

	Severance	Other (a)	Total
In thousands
Restructuring accrual balance at December 31, 2015	$654	$375	$1,029
Adjustments to provision	(63)	6	(57)
Cash payments	(579)	(381)	(960)
Restructuring accrual balance at September 30, 2016	$12	$—	$12
(a) Includes costs associated with consolidation of facilities

During the third quarter of 2016, the Company offered a voluntary retirement program to certain employees of its Distribution segment. This program resulted in $0.3 million of expense, all of which was accrued as of September 30, 2016. This amount is not included in the table above.

The above accrual balance associated with severance is included in "Accrued salaries and wages" on the Company's Condensed Consolidated Balance Sheet.

4. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	September 30, 2016	December 31, 2015
In thousands
Trade receivables	$152,808	$144,616
U.S. Government contracts:
Billed	28,068	20,289
Costs and accrued profit – not billed	841	4,248
Commercial and other government contracts:
Billed	54,723	68,066
Costs and accrued profit – not billed	15,254	3,872
Less allowance for doubtful accounts	(3,220)	(2,989)
Accounts receivable, net	$248,474	$238,102

Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	September 30, 2016	December 31, 2015
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$900	$900

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 30, 2016 and October 2, 2015
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

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value:

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
In thousands
Debt:
Level 1	$112,656	$152,660	$111,058	$140,156
Level 2	308,890	284,768	329,763	305,681
Total	$421,546	$437,428	$440,821	$445,837

The above fair values were computed based on quoted market prices (Level 1) and discounted future cash flows (Level 2 observable inputs), as applicable. Differences from carrying values are attributable to interest rate changes subsequent to when the transactions occurred.

The fair values of Cash and cash equivalents, Accounts receivable, net and Accounts payable - trade approximate their carrying amounts due to the short-term maturities of these instruments.

Recurring Fair Value Measurements

The Company holds derivative instruments for foreign exchange contracts and interest rate swaps that are measured at fair value using observable market inputs such as forward rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy and have been included in other accruals and payables and other long-term liabilities on the Condensed Consolidated Balance Sheets at September 30, 2016, and December 31, 2015. Based on the Company's continued ability to trade and enter into forward contracts and interest rate swaps, we consider the markets for our fair value instruments to be active.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of September 30, 2016, such credit risks have not had an adverse impact on the fair value of these instruments.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 30, 2016 and October 2, 2015
(Unaudited)

6. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Forward Exchange Contracts

The Company holds forward exchange contracts designed to hedge forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on the Company’s earnings and cash flows. Some of these contracts are designated as cash flow hedges. The Company will include in earnings amounts currently included in accumulated other comprehensive income upon recognition of cost of sales related to the underlying transaction. These contracts were not material to the Company's Condensed Consolidated Financial Statements as of and for the three-month and nine-month fiscal periods ended September 30, 2016, and October 2, 2015.

Interest Rate Swaps

The Term Loan Facility of the Company's Credit Agreement (“Term Loan”) contains floating rate obligations and is subject to interest rate fluctuations. During 2015, the Company entered into interest rate swap agreements for the purposes of hedging the eight quarterly variable-rate Term Loan interest payments due in 2016 and 2017. Additionally, the Company entered into interest rate swap agreements to effectively convert $83.8 million of its variable rate revolving credit facility debt to a fixed interest rate. These interest rate swap agreements were designated as cash flow hedges and intended to manage interest rate risk associated with the Company's variable-rate borrowings and minimize the impact on its earnings and cash flows of interest rate fluctuations attributable to changes in LIBOR rates. At September 30, 2016, and December 31, 2015, $0.7 million and $0.1 million, respectively, was included in other accruals and payables and other long-term liabilities for the fair value of these interest rate swap agreements.

The Company reclassified $0.2 million and $0.7 million of expense from other comprehensive income during the three-month and nine-month fiscal periods ended September 30, 2016, respectively, related to the interest rate swap agreements. The activity related to these contracts was not material to the Company's Condensed Consolidated Financial Statements for the three-month and nine-month fiscal periods ended October 2, 2015. Over the next twelve months, the expense related to cash flow hedges expected to be reclassified from other comprehensive income is $0.5 million.

7. INVENTORIES

Inventories consist of the following:

	September 30, 2016	December 31, 2015
In thousands
Merchandise for resale	$147,437	$161,691
Raw materials	20,647	24,721
Contracts and other work in process	198,595	176,130
Finished goods (including certain general stock materials)	27,544	23,205
Total	$394,223	$385,747

Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	September 30, 2016	December 31, 2015
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$4,077	$7,137

K-MAX® inventory of $15.4 million and $14.9 million as of September 30, 2016, and December 31, 2015, respectively, was included in contracts and other work in process inventory and finished goods on the Company's Condensed Consolidated Balance Sheet. These amounts exclude the inventory associated with our new build aircraft currently under contract. Management believes that a significant portion of this K-MAX® inventory will be sold after September 30, 2017, based upon the anticipation of additional aircraft manufacturing and supporting the fleet for the foreseeable future.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 30, 2016 and October 2, 2015
(Unaudited)

7. INVENTORIES (CONTINUED)

At September 30, 2016, and December 31, 2015, $7.6 million and $9.0 million, respectively, of SH-2G(I) inventory was included in contracts and other work in process inventory on the Company's Condensed Consolidated Balance Sheet. Management believes that approximately $3.8 million of the SH-2G(I) inventory will be sold after September 30, 2017. This balance represents spares requirements and inventory to be used on SH-2G programs.

At September 30, 2016, backlog for the A-10 program with Boeing was $7.1 million, representing 15 shipsets, and total program inventory was $12.7 million, of which $8.8 million is associated with nonrecurring costs. Through September 30, 2016, the Company has delivered 158 shipsets over the life of the program. During 2016, the U.S. Air Force ("USAF") indicated that they would delay the retirement of the A-10 fleet due to its vital close air support, search and rescue capabilities and the lack of a suitable replacement. The Company continues to monitor the defense budget and understands that despite this positive indication, the future of this program could be at risk without the continued support of Congress. As of the date of this filing, the Company believes congressional support remains strong and it has confidence that this program will continue. The Company has not received any orders for additional shipsets in 2016; however, the customer has not given any indication that this program will be terminated. Production and deliveries under this contract have been extended through the first quarter of 2017. Tooling and nonrecurring costs on this program are being amortized over 242 shipsets, the number of shipsets under the program of record. These nonrecurring costs may not be recoverable in the event of a significant break in production or contract termination prior to the completion of the 242 shipsets.

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

Revenue and cost estimates for all significant long-term contracts for which revenue is recognized using the percentage-of-completion method of accounting are reviewed and reassessed quarterly. Based upon these reviews, the Company records the effects of adjustments in profit estimates each period. If at any time the Company determines that in the case of a particular contract total costs will exceed total contract revenue, the Company will record a provision for the entire anticipated contract loss at that time. For the three-month and nine-month fiscal periods ended September 30, 2016, there were net decreases in the Company's operating income attributable to changes in contract estimates of $1.3 million and $3.9 million, respectively. These decreases were primarily a result of cost growth on various programs, including the Boeing 767/777 program, the A-10 program and a composites assembly program. For the nine-month fiscal period, these decreases were partially offset by improved performance on the Joint Programmable Fuze ("JPF") program. There were increases in the Company's operating income from changes in contract estimates of $2.1 million and $5.0 million for the three-month and nine-month fiscal periods ended October 2, 2015. The increases were primarily a result of improved performance on the JPF program and another legacy bomb fuze program.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 30, 2016 and October 2, 2015
(Unaudited)

8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company:

	Distribution	Aerospace	Total
In thousands
Gross balance at December 31, 2015	$149,204	$219,758	$368,962
Accumulated impairment	—	(16,252)	(16,252)
Net balance at December 31, 2015	149,204	203,506	352,710
Additions	—	2,138	2,138
Impairments	—	—	—
Foreign currency translation	—	(110)	(110)
Purchase price adjustment[1]	—	(6,495)	(6,495)
Ending balance at September 30, 2016	$149,204	$199,039	$348,243
1Adjustment to goodwill reflects the finalization of certain tax matters related to the Company's acquisition of GRW.

Additions to goodwill for the Company's Aerospace segment primarily relate to an earnout payment associated with a previous acquisition.

In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), the Company evaluates goodwill for possible impairment on at least an annual basis. The Company is currently in the process of preparing its forecast, which it will use to complete its annual evaluation during the fourth quarter. Based upon information obtained to this point in the forecast process, management has determined that the Company will perform a quantitative assessment, rather than a qualitative assessment, for the Distribution and Aerosystems reporting units. The quantitative assessment could result in the determination that there has been an impairment of some or all of the goodwill associated with these reporting units. The goodwill associated with the Distribution and Aerosystems reporting units are $149.2 million and $50.8 million, respectively.

Other intangible assets consisted of:

		At September 30,		At December 31,
		2016		2015
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Customer lists / relationships	6-26 years	$157,131	$(49,322)	$158,831	$(41,445)
Developed technologies	10-20 years	19,565	(1,121)	19,055	(154)
Trademarks / trade names	3-15 years	8,650	(3,098)	8,478	(2,556)
Non-compete agreements and other	1-9 years	8,216	(7,193)	8,453	(6,006)
Patents	17 years	523	(423)	523	(416)
Total		$194,085	$(61,157)	$195,340	$(50,577)

The changes in other intangible assets are primarily attributable to changes in foreign currency exchange rates.

In accordance with ASC 360 - Property, Plant, and Equipment ("ASC 360"), the Company is required to evaluate long-lived intangible assets for possible impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We are continuing to monitor the ongoing operating performance of our UK Composites facility, including an ongoing assessment for potential triggering events that would require further evaluation. The total amount of intangible assets at our U.K. Composites business at September 30, 2016, is $12.2 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 30, 2016 and October 2, 2015
(Unaudited)

9. DEBT

Convertible Notes

In November 2010, the Company issued convertible unsecured notes due on November 15, 2017, in the aggregate principal amount of $115.0 million in a private placement offering (the "Convertible Notes"). These notes bear 3.25% interest per annum on the principal amount, payable semiannually in arrears on May 15 and November 15 of each year, beginning on May 15, 2011. The Convertible Notes will mature on November 15, 2017, unless earlier redeemed, repurchased by the Company or converted. Upon conversion, the Convertible Notes require net share settlement, where the aggregate principal amount of the notes will be paid in cash and remaining amounts due, if any, will be settled in cash, shares of the Company's common stock or a combination of cash and shares of common stock, at the Company's election. During the quarter ended September 30, 2016, the market value of the Company's Common Stock exceeded 130% of the conversion price of the notes for 20 or more of the last 30 consecutive trading days preceding the quarter end. As a result, the Convertible Notes became convertible on October 3, 2016, at the option of the noteholders and remain convertible through January 3, 2017. Accordingly, the carrying amount of the Convertible Notes was reclassified to current liabilities and a portion of the equity component, representing the unamortized debt discount, was reclassified to temporary equity on the Company's Condensed Consolidated Balance Sheet as of September 30, 2016.

As of September 30, 2016, and December 31, 2015, the Convertible Notes consisted of the following:

	September 30, 2016	December 31, 2015
In thousands
Carrying value, current portion	$112,656	$—
Carrying value, long-term	—	111,058
Unamortized discount	2,344	3,942
Principal amount	$115,000	$115,000

10. PENSION PLANS

Components of net pension cost for the Qualified Pension Plan and Supplemental Employees’ Retirement Plan ("SERP") are as follows:

	For the Three Months Ended
	Qualified Pension Plan		SERP
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
In thousands
Service cost	$1,149	$3,533	$—	$52
Interest cost on projected benefit obligation	6,122	6,878	64	79
Expected return on plan assets	(10,192)	(11,032)	—	—
Amortization of prior service cost	—	15	—	—
Amortization of net loss	3,173	2,479	45	54
Net pension cost	$252	$1,873	$109	$185

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 30, 2016 and October 2, 2015
(Unaudited)

10. PENSION PLANS (CONTINUED)

	For the Nine Months Ended
	Qualified Pension Plan		SERP
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
In thousands
Service cost	$3,447	$10,598	$—	$155
Interest cost on projected benefit obligation	18,366	20,635	192	238
Expected return on plan assets	(30,576)	(33,097)	—	—
Amortization of prior service cost	—	44	—	—
Amortization of net loss	9,520	7,438	136	164
Net pension cost	$757	$5,618	$328	$557

The Company contributed $10.0 million to the qualified pension plan and $0.4 million to the SERP through the end of the third quarter. No further contributions are expected to be made to the qualified pension plan during 2016. The Company plans to contribute an additional $0.1 million to the SERP in 2016. For the 2015 plan year, the Company contributed $10.0 million to the qualified pension plan and $0.5 million to the SERP.

11. COMMITMENTS AND CONTINGENCIES

Pension Freeze

Effective December 31, 2015, the Company's qualified pension plan was frozen with respect to future benefit accruals. Under U.S. Government Cost Accounting Standard (“CAS”) 413 the Company must determine the U.S. Government’s share of any pension curtailment adjustment calculated in accordance with CAS. Such adjustments can result in an amount due to the U.S. Government for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position. Based upon the analysis completed through the date of this filing, the complexity of this calculation and the nature of certain assumptions, including the CAS value of Plan Assets, the percentage of government work performed by the Company over its history and the impact of CAS funded status, the Company is unable to determine the impact, if any, the U.S. Government's share in this curtailment adjustment will have on the Company's consolidated balance sheet and results of operations. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on our results of operations, financial position and cash flows.

AH-1Z Program

In February 2016, the Company reached an agreement with its customer that modified the scope of the AH-1Z contract and which, among other things, resolved outstanding claims associated with this program. The Company agreed to pay its customer $4.0 million, all of which had been accrued as of the end of 2015, and the customer agreed to pay the Company $4.3 million. During the third quarter, we received the $4.3 million from the customer and made the $4.0 million payment to the customer. Given the current volume of firm orders and the general and administrative expenses capitalized in inventory, the Company estimates the contract to be approximately break-even at the operating income level.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 30, 2016 and October 2, 2015
(Unaudited)

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company's estimate of its portion of the cost to assess the environmental conditions and remediate this site is $2.3 million, all of which has been accrued. The total amount paid to date in connection with these environmental remediation activities is $1.5 million. A portion ($0.1 million) of the accrual related to this property is included in other accruals and payables and the balance is included in other long-term liabilities. The accrued liability for this property was recorded based on the environmental assessment available at that time. This assessment was later validated upon the completion of a detailed remediation action plan filed with the Connecticut Department of Energy & Environmental Protection (“DEEP”). Although this remediation effort will take many years to complete, our remediation activities and associated costs have been trending as expected. At September 30, 2016, the recorded liability continued to reflect our expectations based upon the facts and circumstances existing at that time. However, our estimates could change in the future based upon the outcome of the remediation activities currently underway and, therefore, there continues to be a reasonable possibility that the Company could incur additional costs in the future if we were to discover environmental damage currently unknown to the Company, or if the planned remediation actions are not effective.

Bloomfield Property

In connection with the Company’s 2008 purchase of the portion of the Bloomfield campus that a Company subsidiary had leased from the Naval Air Systems Command ("NAVAIR"), the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and continues the effort to define the scope of the remediation that will be required by the Connecticut Department of Energy & Environmental Protection. The assumed environmental liability of $10.3 million, all of which has been accrued, was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $11.6 million. At September 30, 2016, the Company has $3.4 million accrued for this environmental matter. A portion ($0.8 million) of the accrual related to this property is included in other accruals and payables, and the balance ($2.6 million) is included in other long-term liabilities. At September 30, 2016, the recorded liability continued to reflect our expectations based upon the facts and circumstances existing at that time. However, our estimates could change in the future based upon the outcome of the remediation activities currently underway and, therefore, there continues to be a reasonable possibility that the Company could incur additional costs in the future if we were to discover environmental damage currently unknown to the Company, or if the planned remediation actions are not effective.

Rimpar Property

In connection with the Company's purchase of GRW Bearings, the Company assumed responsibility for the environmental remediation of GRW's Rimpar, Germany facility. As part of the purchase price allocation, the Company accrued approximately €3.8 million for this remediation effort. A portion (€0.3 million) of the accrual related to this property is included in other accruals and payables and the balance is included in other long-term liabilities. The Company is currently in the process of a Phase II assessment in order to better understand the extent of the environmental effort necessary to remediate the facility. The Company anticipates this assessment will be completed before the end of November 2016, at which time the Company will revise its estimate. Early indications suggest the environmental remediation activities will not be as significant as initially anticipated and, therefore, we may be recording a downward adjustment of the accrued liability upon completion of the assessment. An adjustment to this reserve would be a measurement-period adjustment to goodwill and would not have an impact on the Company's Consolidated Statement of Operations.

Other Matters

On June 29, 2016, the Company received notification from a customer of their intent to file a claim for recovery of costs and expenses related to rework on certain aerostructures components previously delivered by the Company to the customer. The notification did not indicate the extent of the rework undertaken by the customer, the cost or expenses incurred by the customer, or the time frame in which the customer anticipated filing its formal claim. Based on initial discussions with the customer, the Company believes the customer is seeking recovery of $12.4 million associated with the rework of these components and related costs incurred by the customer. The Company is currently discussing this matter with its customer in order to reach a mutually acceptable resolution and estimates the cost to rework the aerostructure components delivered to the customer over the time period in question is approximately $0.2 million. Based on this analysis, the Company has accrued $0.2 million, the estimated cost to rework the aerostructure components, as of September 30, 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 30, 2016 and October 2, 2015
(Unaudited)

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Environmental Matters

The Company has been notified by the Environmental Protection Agency that it is a potentially responsible party ("PRP") at a Superfund Site in Rhode Island. The Company believes the resolution of the environmental remediation claims related to this matter will not have a material impact on the Company's results of operations. In making this determination, the Company considered all available information related to the site; specifically, the continued identification of PRPs and the inability to determine the proportion of total responsibility attributable to each PRP at this time. As more information is received, the Company will reassess its ability to estimate its portion of the cost for remediation, taking into consideration the financial resources of other PRPs involved in the site, their proportionate share of the total responsibility for waste at the site, the existence of insurance and the financial viability of the insurer.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
In thousands, except per share amounts
Net earnings	$17,455	$17,224	$43,727	$51,664

Basic:
Weighted average number of shares outstanding	27,128	27,179	27,096	27,203
Basic earnings per share	$0.64	$0.63	$1.61	$1.90

Diluted:
Weighted average number of shares outstanding	27,128	27,179	27,096	27,203
Weighted average shares issuable on exercise of dilutive stock options	140	119	138	136
Weighted average shares issuable on redemption of convertible notes	810	472	708	576
Weighted average shares issuable on redemption of warrants	2	—	1	—
Total	28,080	27,770	27,943	27,915

Diluted earnings per share	$0.62	$0.62	$1.56	$1.85

Equity awards

For the three-month and nine-month fiscal periods ended September 30, 2016, respectively, 483,556 and 561,297 shares issuable under equity awards granted to employees were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period. For the three-month and nine-month fiscal periods ended October 2, 2015, respectively, 507,917 and 488,868 shares issuable under equity awards granted to employees were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 30, 2016 and October 2, 2015
(Unaudited)

12. COMPUTATION OF EARNINGS PER SHARE (CONTINUED)

Convertible Notes

For the three-month and nine-month fiscal periods ended September 30, 2016, and October 2, 2015, respectively, shares issuable under the Convertible Notes discussed in Note 9, Debt that were dilutive during the period were included in the calculation of earnings per share as the conversion price for the Convertible Notes was less than the average share price of the Company's stock.

Warrants

Excluded from the diluted earnings per share calculation for the three-month and nine-month fiscal periods ended September 30, 2016, are 3,435,712 and 3,433,632, respectively, shares issuable under the warrants sold in connection with the Company’s convertible note offering as they would be anti-dilutive. Excluded from the diluted earnings per share calculation for the three-month and nine-month fiscal periods ended October 2, 2015, are 3,424,229 and 3,420,743, respectively, shares issuable under the warrants sold in connection with the Company’s convertible note offering as they would be anti-dilutive.

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

Compensation expense for stock options, restricted stock awards and restricted stock units is recognized on a straight-line basis over the vesting period of the awards. Share-based compensation expense recorded for the three-month and nine-month fiscal periods ended September 30, 2016, was $1.1 million and $4.7 million, respectively. Share-based compensation expense recorded for the three-month and nine-month fiscal periods ended October 2, 2015, was $1.3 million and $5.3 million, respectively.

During the first quarter of 2015, the Company issued stock awards with market and performance based conditions, bringing the total of these shares to 8,238, assuming a 100% achievement level. The Company measures the cost of these awards based on their grant date fair value to the extent of the probable number of shares to be earned upon vesting. Amortization of this cost is recorded on a straight-line basis over the requisite service period. Throughout the course of the requisite service period, the Company monitors the level of achievement compared to the target and adjusts the number of shares expected to be earned, and the related compensation expense recorded thereafter, to reflect the updated most probable outcome. Compensation expense for these awards for the three-month and nine-month fiscal periods ended September 30, 2016, and October 2, 2015, was not material.

Stock option activity was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016		September 30, 2016
	Options	Weighted - average exercise price	Options	Weighted - average exercise price
Options outstanding at beginning of period	1,130,475	$35.41	1,040,036	$33.22
Granted	—	—	230,197	$42.86
Exercised	(59,634)	$29.05	(185,512)	$30.09
Forfeited or expired	(12,776)	$40.38	(26,656)	$39.18
Options outstanding at September 30, 2016	1,058,065	$35.71	1,058,065	$35.71

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 30, 2016 and October 2, 2015
(Unaudited)

13. SHARE-BASED ARRANGEMENTS (CONTINUED)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	For the Nine Months Ended
	September 30, 2016	October 2, 2015
Expected option term (years)	5.2	5.1
Expected volatility	26.0%	29.0%
Risk-free interest rate	1.2%	1.6%
Expected dividend yield	1.8%	1.6%
Per share fair value of options granted	$8.63	$9.28

Restricted Stock Award and Restricted Stock Unit activity was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016		September 30, 2016
	Restricted Stock	Weighted- average grant date fair value	Restricted Stock	Weighted- average grant date fair value
Restricted Stock outstanding at beginning of period	178,331	$40.17	183,543	$37.80
Granted	—	—	81,019	$42.61
Vested	(1,449)	$42.77	(84,007)	$37.88
Forfeited or expired	(3,354)	$39.85	(7,027)	$39.77
Restricted Stock outstanding at September 30, 2016	173,528	$40.16	173,528	$40.16

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 30, 2016 and October 2, 2015
(Unaudited)

14. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Summarized financial information by business segment is as follows:

	For the Three Months Ended		For the Nine Months Ended
In thousands	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Net sales:
Distribution	$274,388	$296,312	$849,104	$911,832
Aerospace	179,086	137,430	526,210	411,016
Net sales	$453,474	$433,742	$1,375,314	$1,322,848
Operating income:
Distribution	$11,872	$14,422	$36,148	$42,789
Aerospace	29,616	27,801	81,374	78,775
Net gain/(loss) on sale of assets	(24)	10	(10)	415
Corporate expense	(10,402)	(12,450)	(38,253)	(39,435)
Operating income	31,062	29,783	79,259	82,544
Interest expense, net	4,165	3,208	11,960	9,757
Other expense (income), net	(332)	185	243	120
Earnings before income taxes	27,229	26,390	67,056	72,667
Income tax expense	9,774	9,166	23,329	21,003
Net earnings	$17,455	$17,224	$43,727	$51,664

15. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in shareholders’ equity for the nine-month fiscal periods ended September 30, 2016, and October 2, 2015, were as follows:

	For the Nine Months Ended
	September 30, 2016	October 2, 2015
In thousands
Beginning balance	$543,077	$517,665
Comprehensive income	50,453	52,703
Dividends declared	(14,640)	(14,686)
Employee stock plans and related tax benefit	7,094	4,024
Purchase of treasury shares	(8,989)	(8,957)
Share-based compensation expense	4,711	5,304
Amounts reclassified to temporary equity	(2,344)	—
Ending balance	$579,362	$556,053

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 30, 2016 and October 2, 2015
(Unaudited)

15. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED)

The components of accumulated other comprehensive income (loss) are shown below:

	For the Three Months Ended
	September 30, 2016	October 2, 2015
In thousands
Foreign currency translation:
Beginning balance	$(22,590)	$(23,512)
Net gain/(loss) on foreign currency translation	1,050	(1,109)
Reclassification to net income	—	—
Other comprehensive income/(loss), net of tax	1,050	(1,109)
Ending balance	$(21,540)	$(24,621)

Pension and other post-retirement benefits(a):
Beginning balance	$(113,445)	$(102,088)
Reclassifications to net income:
Amortization of prior service cost, net of tax expense of $0 and $5, respectively	—	9
Amortization of net loss, net of tax expense of $1,213 and $956, respectively	2,005	1,578
Other comprehensive income/(loss), net of tax	2,005	1,587
Ending balance	$(111,440)	$(100,501)

Derivative instruments(b):
Beginning balance	$(770)	$(162)
Net loss on derivative instruments, net of tax expense/(benefit) of $118 and ($6), respectively	195	(10)
Reclassification to net income, net of tax expense of $87 and $44, respectively	143	72
Other comprehensive income/(loss), net of tax	338	62
Ending balance	$(432)	$(100)

Total accumulated other comprehensive income (loss)	$(133,412)	$(125,222)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 30, 2016 and October 2, 2015
(Unaudited)

15. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED)

	For the Nine Months Ended
	September 30, 2016	October 2, 2015
In thousands
Foreign currency translation:
Beginning balance	$(22,625)	$(20,676)
Net gain/(loss) on foreign currency translation	1,085	(3,945)
Reclassification to net income	—	—
Other comprehensive income/(loss), net of tax	1,085	(3,945)
Ending balance	$(21,540)	$(24,621)

Pension and other post-retirement benefits(a):
Beginning balance	$(117,455)	$(105,264)
Reclassifications to net income:
Amortization of prior service cost, net of tax expense of $0 and $16, respectively	—	27
Amortization of net loss, net of tax expense of $3,641 and $2,867, respectively	6,015	4,736
Other comprehensive income/(loss), net of tax	6,015	4,763
Ending balance	$(111,440)	$(100,501)

Derivative instruments(b):
Beginning balance	$(58)	$(321)
Net loss on derivative instruments, net of tax benefit of $512 and $41, respectively	(845)	(68)
Reclassification to net income, net of tax expense of $285 and $175, respectively	471	289
Other comprehensive income/(loss), net of tax	(374)	221
Ending balance	$(432)	$(100)

Total accumulated other comprehensive income (loss)	$(133,412)	$(125,222)

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
(See Note 10, Pension Plans for additional information.)
(b) See Note 6, Derivative Financial Instruments, for additional information regarding our derivative instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 30, 2016 and October 2, 2015
(Unaudited)

16. INCOME TAXES

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015

Effective Income Tax Rate	35.9%	34.7%	34.8%	28.9%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the period. The increase in the effective tax rate for the three-month fiscal period ended September 30, 2016, as compared to the rate for the corresponding quarter in the prior year is primarily due to international rate differences and certain discrete return to provision differences recognized in the three-month fiscal period ended September 30, 2016. The increase in the effective tax rate for the nine-month fiscal period ended September 30, 2016, as compared to the rate for the corresponding period in the prior year is due to certain discrete items which were recognized in the nine-month fiscal period ended October 2, 2015. These were primarily the result of changes in tax laws which made it more likely than not that the Company would realize future state tax benefits associated with certain net operating loss carryforwards for which, prior to the changes in the tax laws, the Company had established valuation allowances. These state tax law changes were amended in the fourth quarter of 2015 causing the amount of the anticipated benefit to be reduced and therefore a portion of the valuation allowances were reinstated at that time.

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

The Company has assessed both positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize operating loss carryforwards associated with certain foreign operations that will permit the Company to use $2.1 million of deferred tax assets associated with these foreign operations as of September 30, 2016. Through the end of the third quarter of 2016, the Company believes it is more likely than not that these deferred tax assets will be realized and as such, has not recorded a valuation allowance. Going forward, management will continue to assess the available positive and negative evidence to determine whether it is likely sufficient future taxable income will be generated to permit the use of these deferred tax assets. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income are reduced or increased, or if additional weight is given to subjective evidence such as future expected growth because objective negative evidence in the form of cumulative losses is no longer present.

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

Financial performance

•	Net sales increased 4.5% and 4.0%, respectively, for the three-month and nine-month fiscal periods ended September 30, 2016, compared to the comparable fiscal periods in the prior year.

•
Net earnings increased 1.3% for the three-month fiscal period ended September 30, 2016, compared to the comparable fiscal period in the prior year. Net earnings decreased 15.4% for the nine-month fiscal period ended September 30, 2016, compared to the comparable fiscal period in the prior year.

•
Diluted earnings per share remained at $0.62 for the three-month fiscal period ended September 30, 2016, consistent with the comparable fiscal period in the prior year. For the nine-month fiscal period ended September 30, 2016, diluted earnings per share decreased to $1.56, a decrease of $0.29, or 15.7% compared to the comparable period in the prior year.

•	Cash flows provided by operating activities for the nine-month fiscal period ended September 30, 2016, were $70.0 million, $13.9 million less than the comparable fiscal period in the prior year.

Recent events

•
On July 13, 2016, our Aerospace segment announced it had been awarded a three-year contract with Naval Air Systems Command ("NAVAIR") for the establishment of depot level maintenance capabilities for the Egyptian Air Force ("EAF") SH-2G(E) helicopter program, in support of the ten aircraft currently in operation. The EAF recently acquired seven Excess Defense Article ("EDA") SH-2G aircraft from NAVAIR, which could potentially increase the fleet size from ten to seventeen aircraft.

•
On July 12, 2016, we announced that our Aerospace segment secured a contract for $39.8 million with General Dynamics Mission Systems—Canada to commence work on the implementation phase of the previously announced Peruvian Navy's SH-2G Super Seasprite aircraft program. The total expected value to Kaman for the combined program, including this contract and previously issued contracts, is now $50.5 million.

2016 Outlook

We are revising our outlook for both segments. At Distribution, we are reducing our sales range to $1,110.0 million to $1,120.0 million from $1,125.0 million to $1,150.0 million as a result of continued softness in the industrial economy. Additionally, we are lowering our operating margin range expectations for the segment to 4.3% to 4.4% from 4.5% to 4.8%. At Aerospace, we are reducing the lower end of our sales range by $10.0 million to $700.0 million and the high end of our range by $15.0 million to $710.0 million, due to the increased visibility into the last quarter of the year. We are reducing our operating margin range expectations for the segment to 16.4% to 16.6% from 16.8% to 17.1%, and on an adjusted basis*, reflecting the $5.5 million of acquisition and integration costs, to 17.2% to 17.4% from the previously disclosed 17.6% to 17.9%. The adjustment to our operating margin outlook is primarily due to underperformance on a number of our structures programs. We are raising the low end of our outlook for cash flows from operations to $85.0 million and reducing the high end of our expectations for capital expenditures to $35.0 million. These changes result in a revision of our outlook for Free Cash Flow* to $55.0 million to $65.0 million from $50.0 million to $60.0 million. Our revised 2016 outlook is as follows:

•	Distribution:

◦	Sales of $1,110.0 million to $1,120.0 million

◦	Operating margins of 4.3% to 4.4%

◦	Depreciation and amortization expense of $16.5 million

•	Aerospace:

◦	Sales of $700.0 million to $710.0 million

◦	Operating margins of 16.4% to 16.6%, or Adjusted operating margin* of 17.2% to 17.4%, when adjusted for $5.5 million of transaction and integration costs in 2016 associated with the 2015 acquisitions

◦	Depreciation and amortization expense of $24.5 million

•	Interest expense of approximately $16.0 million

•	Corporate expenses of approximately $52.0 million

•	Estimated annualized tax rate of approximately 34.5%

•	Consolidated depreciation and amortization expense of approximately $45.0 million

•	Capital expenditures of $30.0 million to $35.0 million

•	Cash flows from operations in the range of $85.0 million to $100.0 million; Free Cash Flow* in the range of $55.0 million to $65.0 million

The following table illustrates the calculation of "Free Cash Flow", a Non-GAAP financial measure:

	2016 Outlook
In millions
Free Cash Flow(a):
Net cash provided by operating activities	$85.0	to	$100.0
Expenditures for property, plant and equipment	(30.0)	to	(35.0)
Free Cash Flow	$55.0	to	$65.0
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

The following table reconciles our GAAP operating margin outlook for Aerospace for 2016 to our Adjusted Operating Margin outlook for Aerospace for 2016:

	2016 Outlook
Adjusted Operating Income(a) - Outlook	Low End of Range		High End of Range
In millions
Aerospace
Net Sales - Outlook	$700.0	to	$710.0

Operating income - Outlook	114.9	to	118.0
GAAP operating margin - outlook	16.4%	to	16.6%
Transaction and integration costs	5.5	to	5.5
Transaction and integration costs as a percentage of sales	0.8%	to	0.8%
Adjusted Operating Income - Outlook	$120.4	to	$123.5
Adjusted Operating Margin - Outlook	17.2%	to	17.4%

(a) Adjusted Operating Income is defined as operating income less items that are not indicative of the operating performance of the Company's segments or corporate for the period presented. Management uses Adjusted Operating Income to evaluate performance period over period, to analyze the underlying trends impacting our segments and corporate function and to assess their performance relative to our segments' competitors. We believe this information is useful for investors and financial institutions seeking to analyze and compare companies on the basis of operating performance.

RESULTS OF OPERATIONS

Consolidated Results

Net Sales

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
	(in thousands)
Net sales	$453,474	$433,742	$1,375,314	$1,322,848
$ change	19,732	(22,313)	52,466	5,817
% change	4.5%	(4.9)%	4.0%	0.4%

The following table details the components of the increase (decrease) in net sales as a percentage of consolidated net sales:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2016	September 30, 2016
Organic Sales(1):
Distribution	(5.3)%	(5.1)%
Aerospace	5.4%	4.7%
Total Organic Sales	0.1%	(0.4)%

Sales attributable to recent acquisitions:
Distribution	0.3%	0.4%
Aerospace	4.1%	4.0%
Total Acquisition Sales	4.4%	4.4%

% change in net sales	4.5%	4.0%
(1) Sales contributed by acquisitions are included in Organic Sales beginning with the thirteenth month following the date of acquisition.

See segment discussions below for additional information regarding the changes in net sales.

Gross Profit

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
	(in thousands)
Gross profit	$135,490	$129,926	$413,686	$389,789
$ change	5,564	561	23,897	17,875
% change	4.3%	0.4%	6.1%	4.8%
% of net sales	29.9%	30.0%	30.1%	29.5%

Gross profit increased for the three-month and nine-month fiscal periods ended September 30, 2016, as compared to the corresponding periods in 2015. This was primarily a result of higher gross profit at our Aerospace segment, mostly attributable to the gross profit contribution from the 2015 acquisitions and, for the nine-month fiscal period, the incremental gross profit associated with higher direct sales of our JPF to foreign militaries.

Gross profit as a percentage of net sales remained relatively flat for the three-month and nine-month fiscal periods ended September 30, 2016. Management's continued productivity and efficiency initiative to improve operating performance at the Distribution segment contributed to a higher gross margin. Primarily offsetting this increase for the three-month fiscal period ended September 30, 2016, was the product mix under our JPF program, having delivered more USG fuzes than direct sales to foreign militaries. Additionally, for the three-month and nine-month fiscal periods ended September 30, 2016, lower vendor incentive rebates of approximately $1.0 million and $1.6 million, respectively, had an adverse impact on our gross margin.

Selling, General & Administrative Expenses (SG&A)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
	(in thousands)
SG&A	$104,404	$100,153	$334,417	$307,660
$ change	4,251	(1,920)	26,757	13,237
% change	4.2%	(1.9)%	8.7%	4.5%
% of net sales	23.0%	23.1%	24.3%	23.3%

The following table details the components of the SG&A changes for the three-month and nine-month fiscal periods ended September 30, 2016, as compared to the corresponding 2015 periods:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2016	September 30, 2016
Organic SG&A(1):
Distribution	1.0%	0.9%
Aerospace	0.3%	2.6%
Corporate	(2.1)%	(0.4)%
Total Organic SG&A	(0.8)%	3.1%

Acquisition SG&A:
Distribution	0.2%	0.3%
Aerospace	4.8%	5.3%
Total Acquisition SG&A	5.0%	5.6%

% change in SG&A	4.2%	8.7%
(1)SG&A expenses incurred by acquisitions are included in organic SG&A beginning with the thirteenth month following the date of acquisition.

The increases in SG&A for the three-month and nine-month fiscal periods ended September 30, 2016, resulted from higher expenses at both our segments. The increase in expenses at our Aerospace segment primarily relates to the addition of SG&A expenses from our 2015 Aerospace acquisitions. Additionally, for the nine-month fiscal period, the Aerospace segment experienced higher costs associated with the sale of government contract program inventory which included previously capitalized general and administrative expenses (see segment discussion below for additional information).

The increase in expenses at our Distribution segment primarily relates to higher expenses associated with the implementation of our productivity and efficiency initiative to improve operating performance and, for the three-month fiscal period, expense associated with a voluntary retirement program offered to certain employees at our Distribution segment. These increases were partially offset by the benefits received from our restructuring activities undertaken during the fourth quarter of 2015.

Partially offsetting the increases in SG&A at both of our segments for the three-month and nine-month fiscal periods ended September 30, 2016, were lower corporate expenses. Corporate expenses were down primarily due to the absence of acquisition related costs. Additionally, for the three-month fiscal period ended, there were lower consulting costs.

Operating Income

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
	(in thousands)
Operating income	$31,062	$29,783	$79,259	$82,544
$ change	1,279	2,546	(3,285)	5,281
% change	4.3%	9.3%	(4.0)%	6.8%
% of net sales	6.8%	6.9%	5.8%	6.2%

The increase in operating income for the three-month fiscal period ended September 30, 2016, versus the comparable period in 2015 was primarily due to the addition of gross profit from our 2015 Aerospace acquisitions and lower corporate expense, partially offset by lower operating income at our Distribution segment.

The decrease in operating income for the nine-month fiscal period ended September 30, 2016, versus the comparable period in 2015 was primarily due to a decrease in operating income at our Distribution segment, driven by lower sales and higher SG&A expenses. This decrease was slightly offset by an increase in operating income at our Aerospace segment, primarily driven by the incremental contribution associated with the 2015 acquisitions. Further offsetting the decrease in operating income, was lower corporate expense primarily due to the absence of acquisition related costs. (See segment discussion below for additional information.)

Interest Expense, Net

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
	(in thousands)
Interest expense, net	$4,165	$3,208	$11,960	$9,757

Interest expense, net, generally consists of interest charged on our Credit Agreement, which includes a revolving credit facility and a term loan facility, and other borrowings and the amortization of debt issuance costs, offset by interest income. The increase in interest expense, net for the three-month and nine-month fiscal periods ended September 30, 2016, was primarily attributable to higher average borrowings, as compared to the comparable periods ended October 2, 2015. The interest rate for outstanding amounts under the Credit Agreement at September 30, 2016, was 2.13% compared to 1.62% at October 2, 2015. (See Liquidity and Capital Resources section below for information on our borrowings.)

Effective Income Tax Rate

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015

Effective income tax rate	35.9%	34.7%	34.8%	28.9%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the period. The increase in the effective tax rate for the three-month fiscal period ended September 30, 2016, as compared to the rate for the corresponding quarter in the prior year is primarily due to international rate differences and certain discrete return to provision differences recognized in the three-month fiscal period ended September 30, 2016. The increase in the effective tax rate for the nine-month fiscal period ended September 30, 2016, as compared to the rate for the corresponding period in the prior year is due to certain discrete items which were recognized in the nine-month fiscal period ended October 2, 2015. These were primarily the result of changes in tax laws which made it more likely than not that we would realize future state tax benefits associated with certain net operating loss carryforwards for which, prior to the changes in the tax laws, we had established valuation allowances. These state tax law changes were amended in the fourth quarter of 2015 causing the amount of the anticipated benefit to be reduced and therefore a portion of the valuation allowances were reinstated at that time.

Distribution Segment

Results of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
	(in thousands)
Net sales	$274,388	$296,312	$849,104	$911,832
$ change	(21,924)	(5,982)	(62,728)	52,527
% change	(7.4)%	(2.0)%	(6.9)%	6.1%

Operating income	$11,872	$14,422	$36,148	$42,789
$ change	(2,550)	(139)	(6,641)	319
% change	(17.7)%	(1.0)%	(15.5)%	0.8%
% of net sales	4.3%	4.9%	4.3%	4.7%

Net sales

The decrease in net sales for the three-month fiscal period ended September 30, 2016, as compared to the corresponding period in 2015 was due to one less sales day and lower organic sales, driven by lower sales volume to our maintenance, repair and overhaul customers and original equipment manufacturer customers. Looking at the markets we serve, sales were lower in the machinery manufacturing, mining and transportation equipment manufacturing markets for the three-month fiscal period ended September 30, 2016, as compared to the comparable period in 2015.

The decrease in net sales for the nine-month fiscal period ended September 30, 2016, as compared to the corresponding period in 2015 was due to one less sales day and lower organic sales, driven by lower sales volume to our maintenance, repair and overhaul customers and original equipment manufacturer customers. Looking at the markets we serve, sales were lower in the machinery manufacturing, mining and merchant wholesalers durable goods markets for the nine-month fiscal period ended September 30, 2016, as compared to the comparable period in 2015.

"Organic Sales per Sales Day" is a metric management uses to evaluate performance trends at our Distribution segment and is calculated by taking Organic Sales divided by the number of Sales Days in the period. The following table illustrates the calculation of Organic Sales per Sales Day.

		For the Three Months Ended		For the Nine Months Ended
		September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
		(in thousands)
Current period
Net sales		$274,388	$296,312	$849,104	$911,832
Acquisition sales (1)		1,128	5,098	4,681	47,893
Organic sales		273,260	291,214	844,423	863,939
Sales days		63	64	192	193
Organic Sales per Sales Day for the current period	a	$4,337	$4,550	$4,398	$4,476

Prior period
Net sales from the prior year		$296,312	$302,294	$911,832	$859,305
Sales days from the prior year		64	63	193	189
Sales per sales day from the prior year	b	$4,630	$4,798	$4,725	$4,547

% change	(a-b)÷b	(6.3)%	(5.2)%	(6.9)%	(1.6)%
(1) Sales contributed by an acquisition are included in Organic Sales beginning with the thirteenth month following the date of acquisition. Prior period information is adjusted to reflect acquisition sales for that period as Organic Sales when calculating the change in Organic Sales per Sales Day for the current period.

Operating income

The Distribution segment's operating income for the three-month and nine-month fiscal periods ended September 30, 2016, decreased as compared to the corresponding periods in the prior year. This was a result of lower organic sales and related gross profit and higher SG&A costs during the periods. The increase in SG&A expenses at our Distribution segment mostly relate to implementation expenses associated with our productivity initiative which includes operational process improvements and data analytics, primarily focused on expanding operating margins. These expenses totaled $2.8 million and $8.0 million, respectively, for the three-month and nine-month fiscal periods ended September 30, 2016. Additionally, for the three-month period, we incurred $0.3 million in expense associated with a voluntary retirement program offered to certain employees of the segment. These increases were partially offset by the benefits received from our restructuring activities undertaken during the fourth quarter of 2015.

Other Matters

Enterprise Resource Planning System

In July 2012, we announced a decision to invest in a new enterprise resource planning business system for our Distribution segment with an estimated total cost of $45.0 million. Since our announcement in 2012, Distribution has acquired nine businesses. To date, we have implemented the new ERP system at four acquired entities, of which two were not included in the original project scope. Additionally, an upgraded version of the software was released during the early stages of our initial implementation plan and Distribution elected to install this major upgrade because of the functionality, features and new user interface it offered. Recently, we completed another upgrade to the latest commercially available version of the software, which resulted in improved performance and functionality at the four locations currently on the ERP system. In order to accomplish full deployment to the bearings and transmission platform, there remains a significant amount of effort to ensure the systems will operate to our specifications and provide expected benefits, while limiting any potential disruption to our business and ancillary information technology systems. As a result of the unplanned implementations at the acquired businesses and the software upgrades, our implementation timeline has been extended. With the extension of our implementation timeline, the estimated total project cost has increased to $51.1 million.

For the three-month fiscal periods ended September 30, 2016, and October 2, 2015, ERP system expenses incurred totaled approximately $0.3 million and $0.1 million, respectively and ERP system capital expenditures totaled $1.0 million each period. For the nine-month fiscal periods ended September 30, 2016, and October 2, 2015, ERP system expenses incurred totaled approximately $0.8 million and $0.5 million, respectively, and ERP system capital expenditures totaled $2.9 million and $4.3 million, respectively. Total to date ERP system capital expenditures as of September 30, 2016, were $33.7 million. Depreciation expense for the ERP system for the three-month fiscal periods ended September 30, 2016, and October 2, 2015, totaled $0.7 million and $0.8 million, respectively. Depreciation expense for the ERP system for the nine-month fiscal periods ended September 30, 2016, and October 2, 2015, totaled $2.1 million and $2.2 million, respectively.

Aerospace Segment

Results of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
	(in thousands)
Net sales	$179,086	$137,430	$526,210	$411,016
$ change	41,656	(16,331)	115,194	(46,710)
% change	30.3%	(10.6)%	28.0%	(10.2)%

Operating income	$29,616	$27,801	$81,374	$78,775
$ change	1,815	988	2,599	3,260
% change	6.5%	3.7%	3.3%	4.3%
% of net sales	16.5%	20.2%	15.5%	19.2%

Net sales

Sales increased for the three-month fiscal period ended September 30, 2016, as compared to the corresponding period in 2015, due to an increase in organic sales of $23.7 million and the contribution of $18.0 million of sales from our 2015 acquisitions. Foreign currency exchange rates relative to the U.S. dollar had an unfavorable impact of $1.8 million on net sales for the three-month fiscal period.

Organic sales generated by our military programs/products increased $17.0 million, primarily due to increased sales of our JPF to the U.S. Government ("USG"), partially offset by lower direct commercial sales to foreign militaries of the JPF.

Organic sales generated by our commercial programs/products increased $6.6 million for the three-month fiscal period ended September 30, 2016, as compared to the corresponding period in 2015. The increase is primarily attributable to higher sales associated with the K-MAX® program and higher sales on various other commercial programs/products that individually are not a significant portion of the overall increase for the period.

Sales increased for the nine-month fiscal period ended September 30, 2016, as compared to the corresponding period in 2015, due to an organic sales increase of $61.8 million and the contribution of $53.4 million of sales from our 2015 acquisitions. Foreign currency exchange rates relative to the U.S. dollar had an unfavorable impact of $3.5 million on net sales for the nine-month fiscal period.

Organic sales for the nine-month fiscal period ended September 30, 2016, generated by our military programs/products increased $38.0 million, primarily due to increased sales of our JPF to the USG, higher direct sales to foreign militaries of the JPF, higher sales associated with legacy missile fuze programs, increased sales volume on the AH-1Z program and sales under the SH-2G program with Peru. These increases, totaling $71.0 million, were partially offset by lower sales associated with the SH-2G(I) contract with New Zealand, lower sales on the Boeing A-10 program and lower sales of our military bearing products, totaling $32.6 million.

Organic sales for the nine-month fiscal period ended September 30, 2016, generated by our commercial programs/products increased $23.8 million as compared to the corresponding period in 2015. The increase is primarily attributable to higher sales associated with the K-MAX® program, increased sales of our commercial bearing products and higher sales on various other commercial programs/products that individually are not a significant portion of the overall increase for the period.

Operating income

Operating income increased for the three-month and nine-month fiscal periods ended September 30, 2016, compared to the corresponding periods in 2015. Operating income increases were primarily due to higher gross profit associated with higher sales of our JPF and the contribution of gross profit from our 2015 acquisitions. These increases totaling $8.8 million and $37.2 million, respectively, for the three-month and nine-month periods ended September 30, 2016, were partially offset by the SG&A expenses of the businesses we acquired in 2015, lower sales and associated gross profit under the SH-2G(I) contract with New Zealand, and declines in gross margin on the Boeing 767/777 program and A-10 program attributable to cost growth.

Additionally, offsetting some of the increase in operating income for the nine-month fiscal period ending September 30, 2016, was higher SG&A expenses attributable to the sale of inventory associated with government contracts which included previously capitalized general and administrative expenses. See the table below for the expense recorded or benefit received from SG&A expenses capitalized in inventory for certain government contracts.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
	(in thousands)
SG&A expensed (capitalized), net	$(47)	$35	$3,056	$(2,416)

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

Revenue and cost estimates for all significant long-term contracts for which revenue is recognized using the percentage-of-completion method of accounting are reviewed and reassessed quarterly. Based upon these reviews, we record the effects of adjustments in profit estimates each period. If at any time we determine that for a particular contract total costs will exceed total contract revenue, we will record a provision for the entire anticipated contract loss at that time. For the three-month and nine-month fiscal periods ended September 30, 2016, there were net decreases in our operating income attributable to changes in contract estimates of $1.3 million and $3.9 million, respectively, resulting from the reassessment of long-term contracts. These decreases were primarily a result of cost growth on various programs, including the Boeing 767/777 program, the A-10 program and a composites assembly program. For the nine-month fiscal period, these decreases were offset by improved performance on the JPF program. There were increases in our operating income from changes in contract estimates of $2.1 million and $5.0 million for the three-month and nine-month fiscal periods ended October 2, 2015. The increases were primarily a result of improved performance on the JPF program.

Backlog

	September 30, 2016	December 31, 2015
	(in thousands)
Backlog	$632,622	$659,350

Backlog decreased during the first nine months of 2016 primarily due to deliveries under various programs. These decreases were partially offset by orders under our SH-2G program with Peru and the AH-1Z helicopter program.

Major Programs/Product Lines

Below is a discussion of significant changes in the Aerospace segment's major programs during the first nine months of 2016. See our 2015 Annual Report on Form 10-K for a complete discussion of our Aerospace segment's programs.

AH-1Z

In February 2016, we reached an agreement with our customer that modified the scope of the AH-1Z contract and which, among other things, resolved outstanding claims associated with this program. We agreed to pay our customer $4.0 million, all of which had been accrued at the end of 2015 and the customer agreed to pay us $4.3 million. Both of these transactions were completed during the third quarter. Given the current volume of firm orders, we estimate the contract to be a zero margin program, taking into consideration the $1.6 million of G&A costs capitalized in inventory associated with this contract. As of September 30, 2016, our backlog for this program was $50.9 million.

A-10

The segment has contracted with Boeing to produce the wing control surfaces (inboard and outboard flaps, slats and deceleron assemblies) for the U.S. Air Force's ("USAF") A-10 fleet. This contract has a potential value of over $110.0 million; however, annual quantities will vary, as they are dependent upon the orders Boeing receives from the USAF. Through September 30, 2016, 158 shipsets have been delivered over the life of the program, and approximately 15 shipsets remain in backlog. During 2016, the USAF indicated that they would delay the retirement of the A-10 fleet due to its vital close air support, search and rescue capabilities and the lack of a suitable replacement. We continue to monitor the defense budget and understand that despite this positive indication, the future of this program could be at risk without the continued support of Congress. As of the date of this filing, we believe congressional support remains strong and we have confidence that this program will continue. We have not received any orders for additional shipsets in 2016, and as such, we expect a break in production as we complete the units we currently have on order and await follow-on orders from our customer. Through the date of this filing we have not received any indication from our customer that this program will be terminated. Production and deliveries under this contract have been extended through the first quarter of 2017. Tooling and nonrecurring costs on this program are being amortized over 242 shipsets, the number of shipsets under the program of record. At September 30, 2016, our program backlog was $7.1 million and total program inventory was $12.7 million, of which $8.8 million is associated with non-recurring costs, which may not be recoverable in the event of a significant break in production or contract termination prior to the completion of the 242 shipsets.

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

Sales of these fuzes can be direct to the USG, Foreign Military Sales ("FMS") through the USG and direct commercials sales to foreign militaries that, although not funded by the USG, require proper regulatory approvals from the USG. In January 2016, we were awarded a direct commercial sales contract order with a total value of $93.0 million for fuzes to be delivered in 2017.

During the quarter we delivered a total of 9,484 fuzes, which consisted of 9,184 fuzes delivered to the USG and 300 fuzes delivered as direct commercial sales to foreign governments. A total of 25,588 fuzes have been delivered through the first nine months of 2016, representing $113.7 million of sales. Based on our deliveries to date and our anticipated deliveries in the fourth quarter, we are increasing our expectation for 2016 deliveries from 30,000 to 34,000 fuzes to 33,000 to 35,000 fuzes.

We currently provide the FMU-152A/B to the USAF and twenty-six other nations, however the U.S. Navy currently utilizes a different fuze - the FMU 139 C/B. In 2015, the U.S. Naval Air Systems Command (“NAVAIR”) solicited proposals for a firm fixed price development and qualification contract to implement improvements to the performance characteristics of the FMU-139 (such improved fuze having been designated the FMU-139D/B), and the USAF has stated that, if and when a contract is awarded and production begins, the funds associated with the FMU-152A/B will be redirected to the FMU-139D/B. During the third quarter of 2015, the U.S. Navy announced that a competitor was awarded the contract for the FMU-139 D/B. In the event the FMU-139 D/B program proceeds as planned and the USAF redirects the funds associated with the FMU-152 A/B to the FMU-139 D/B, our business, financial condition, results of operations and cash flows may be materially adversely impacted. The timing of the impact on our financial statements is dependent on the ability of our competitor to complete the design and qualification phase of the program and other factors. Our competitor has publicly stated that this program will have a 32-month qualification phase, after which production will begin. Therefore the earliest we will see an impact on our financial statements is 2019. However, due to the complexity of this program, the uncertainty associated with the successful completion of each phase in accordance with the planned schedule and the pending status of the USAF's final decision to redirect funds to the FMU-139 D/B, the timing and magnitude of the impact on our financial statements is not certain. Additionally, we have recently responded to a sole source Request for Proposal ("RFP") for two additional options of production of JPF which if exercised will extend deliveries into 2020. Total JPF backlog at September 30, 2016, is $195.8 million, which represents orders deliverable through 2017.

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

We continue to rely upon bank financing as an important source of liquidity for our business activities including acquisitions. We believe this, when combined with cash generated from operating activities, will be sufficient to support our anticipated cash requirements for the foreseeable future; however, we may decide to borrow additional funds or raise additional equity capital to support other business activities including potential future acquisitions. We anticipate our capital expenditures will be approximately $30.0 to $35.0 million in 2016, primarily related to machinery and equipment and information technology infrastructure. Included in this is approximately $4.5 million associated with investments in ERP systems primarily for our Distribution segment and, to a lesser extent, certain Aerospace facilities.

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

In addition, our $115.0 million Convertible Notes became convertible during the third quarter and are scheduled to mature on November 15, 2017, unless earlier redeemed, repurchased or converted. We are currently assessing potential alternatives for the refinancing of these instruments prior to their scheduled maturity; however, there is sufficient capacity under our revolving credit agreement if these notes are converted by the noteholders or settled at maturity. We do not believe any of these matters will lead to a shortage of capital resources or liquidity that would adversely impact our business or results of operations.

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

Effective December 31, 2015, our qualified pension plan was frozen with respect to future benefit accruals. Under U.S. Government Cost Accounting Standard (“CAS”) 413 we must determine the U.S. Government’s share of any pension curtailment adjustment calculated in accordance with CAS. Such adjustments can result in an amount due to the U.S. Government for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position. Based upon the analysis completed through the date of this filing, the complexity of this calculation and the nature of certain assumptions, including the CAS value of Plan Assets, the percentage of government work performed by the Company over its history and the impact of CAS funded status, we are currently unable to determine the impact, if any, the U.S. Government's share in this curtailment adjustment will have on our consolidated balance sheet and results of operations; however, there can be no assurance that the ultimate settlement of this matter will not have a material adverse effect on our results of operations, financial position and cash flows.

A summary of our consolidated cash flows from continuing operations is as follows:

	For the Nine Months Ended
	September 30, 2016	October 2, 2015	2016 vs. 2015
	(in thousands)
Total cash provided by (used in):
Operating activities	$70,016	$83,904	$(13,888)
Investing activities	(30,809)	(35,043)	4,234
Financing activities	(29,746)	(49,227)	19,481

Free Cash Flow (a):
Net cash provided by operating activities	$70,016	$83,904	$(13,888)
Expenditures for property, plant and equipment	(23,926)	(23,130)	(796)
Free cash flow	$46,090	$60,774	$(14,684)

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

Net cash provided by operating activities decreased for the nine-month fiscal period ended September 30, 2016, versus the comparable period in 2015, primarily due to the timing of deliveries related to our JPF program in our Aerospace segment.

Net cash used in investing activities decreased for the nine-month fiscal period ended September 30, 2016, versus the comparable period in 2015, primarily due to a decrease in cash used for acquisitions.

Net cash used in financing activities decreased for the nine-month fiscal period ended September 30, 2016, versus the comparable period in 2015, primarily due to an increase in borrowings under our revolving credit facility to fund working capital requirements.

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

Interest rates on amounts outstanding under the Credit Agreement are variable, and are determined based on the Consolidated Senior Secured Leverage Ratio. At September 30, 2016, the interest rate for the outstanding amounts on both the revolving credit facility and term loan commitment was 2.13%. In addition, we are required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.175% to 0.300% per annum, based on the Consolidated Senior Secured Leverage Ratio. Fees for outstanding letters of credit range from 1.25% to 2.00%, based on the Consolidated Senior Secured Leverage Ratio.

The financial covenants associated with the Credit Agreement include a requirement that (i) the Consolidated Senior Secured Leverage Ratio cannot be greater than 3.50 to 1.00, with an available election to increase the maximum to 3.75 to 1.00 for four consecutive quarters in connection with a Permitted Acquisition with consideration in excess of $125.0 million; (ii) the Consolidated Total Leverage Ratio cannot be greater than 4.00 to 1.00, with an available election to increase the maximum to 4.25 to 1.00 for four consecutive quarters in connection with a Permitted Acquisition with consideration in excess of $125.0 million; (iii) the Consolidated Interest Coverage Ratio cannot be less than 4.00 to 1.00; and (iv) Liquidity: (a) as of the last day of the fiscal quarter of the Company ending two full fiscal quarters prior to the stated maturity of the Specified Convertible Notes, cannot be less than an amount equal to 50% of the outstanding principal amount of the Specified Convertible Notes, and (b) as of the last day of each fiscal quarter of the Company ending thereafter, cannot be less than an amount equal to the outstanding principal amount of the Specified Convertible Notes as of such day. We are in compliance with the financial covenants as of and for the quarter ended September 30, 2016, and do not anticipate noncompliance in the foreseeable future.

In November 2010, we issued convertible unsecured notes due on November 15, 2017, in the aggregate principal amount of $115.0 million in a private placement offering (the "Convertible Notes"). These notes bear 3.25% interest per annum on the principal amount, payable semiannually in arrears on May 15 and November 15 of each year, beginning on May 15, 2011. The Convertible Notes will mature on November 15, 2017, unless earlier redeemed, repurchased by the Company or converted. Upon conversion, the Convertible Notes require net share settlement, where the aggregate principal amount of the notes will be paid in cash and remaining amounts due, if any, will be settled in cash, shares of our common stock or a combination of cash and shares of common stock, at our election. At September 30, 2016, the market value of the Company's common stock was greater than 130% of the Convertible Notes conversion price for 20 or more of the last 30 consecutive trading days preceding the quarter end. As a result, during the fourth quarter of 2016 the Convertible Notes are convertible at the option of the noteholder. Accordingly, the carrying amount of the Convertible Notes was reclassified to current liabilities and a portion of the equity component, representing the unamortized debt discount, was reclassified to temporary equity on our Condensed Consolidated Balance Sheet as of September 30, 2016.

Total average bank borrowings during the quarter ended September 30, 2016, were $326.7 million compared to $192.5 million for the year ended December 31, 2015. The increase in average bank borrowings was primarily a result of the borrowings used to complete the GRW acquisition in December 2015. As of September 30, 2016, and December 31, 2015, there was $249.4 million and $259.9 million available for borrowing, respectively, under the Revolving Credit Facility, net of letters of credit. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Facility. A total of $5.9 million in letters of credit was outstanding under the Revolving Credit Facility as of both September 30, 2016, and December 31, 2015.

Other Sources/Uses of Capital

We contributed $10.0 million to the qualified pension plan and $0.4 million to the SERP through the end of the third quarter. We do not expect to make any further contributions to the qualified pension plan during 2016. We plan to contribute an additional $0.1 million to the SERP in 2016. For the 2015 plan year, we contributed $10.0 million to the qualified pension plan and $0.5 million to the SERP.

On April 29, 2015, we announced that our Board of Directors approved a share repurchase program ("2015 Share Repurchase Program") authorizing the repurchase of up to $100.0 million of the common stock, par value $1.00 per share, of the Company. This new program replaced our 2000 Stock Repurchase Program. We currently intend to repurchase shares to offset the annual issuance of shares under our employee stock plans, but the timing and actual number of shares repurchased will depend on a variety of factors including stock price, market conditions, corporate and regulatory requirements, capital availability and other factors, including acquisition opportunities. As of September 30, 2016, we had repurchased 494,740 shares under the 2015 Share Repurchase Program and approximately $79.8 million remained available for repurchases under this authorization.

NON-GAAP FINANCIAL MEASURES

Management believes the non-GAAP (Generally Accepted Accounting Principles) measures used in this report provide investors with important perspectives into our ongoing business performance. We do not intend for the information to be considered in isolation or as a substitute for the related GAAP measures. Other companies may define the measures differently. We define the non-GAAP measures used in this report and other disclosures as follows:

Organic Sales

Organic Sales is defined as "Net Sales" less sales derived from acquisitions completed during the preceding twelve months. We believe that this measure provides management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, which can obscure underlying trends. We also believe that presenting Organic Sales separately for our segments provides management and investors with useful information about the trends impacting our segments and enables a more direct comparison to other businesses and companies in similar industries. Management recognizes that the term "Organic Sales" may be interpreted differently by other companies and under different circumstances. The following table illustrates the calculation of Organic Sales using the GAAP measure, "Net Sales".

Organic Sales (in thousands)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Distribution
Net sales	$274,388	$296,312	$849,104	$911,832
Acquisition Sales	1,128	5,098	4,681	47,893
Organic Sales	$273,260	$291,214	$844,423	$863,939
Aerospace
Net sales	$179,086	$137,430	$526,210	$411,016
Acquisition Sales	18,037	—	53,418	—
Organic Sales	$161,049	$137,430	$472,792	$411,016
Consolidated
Net sales	$453,474	$433,742	$1,375,314	$1,322,848
Acquisition Sales	19,165	5,098	58,099	47,893
Organic Sales	$434,309	$428,644	$1,317,215	$1,274,955

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

Free Cash Flow

Free Cash Flow is defined as GAAP “Net cash provided by (used in) operating activities” in a period less “Expenditures for property, plant & equipment” in the same period. Management believes Free Cash Flow provides an important perspective on our ability to generate cash from our business operations and, as such, that it is an important financial measure for use in evaluating the Company's financial performance. Free Cash Flow should not be viewed as representing the residual cash flow available for discretionary expenditures such as dividends to shareholders or acquisitions, as it may exclude certain mandatory expenditures such as repayment of maturing debt and other contractual obligations. Management uses Free Cash Flow internally to assess overall liquidity.

Adjusted Operating Income

Adjusted Operating Income is defined as operating income, less items that are not indicative of the operating performance of the Company's segments or corporate function for the period presented. Management uses Adjusted Operating Income to evaluate performance period over period, to analyze the underlying trends impacting our corporate function and segments and to assess their performance relative to their competitors. We believe that this information is useful for investors and financial institutions seeking to analyze and compare companies on the basis of operating performance.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes outside the ordinary course of business in our contractual obligations or off-balance sheet arrangements during the first nine months of 2016. See our 2015 Annual Report on Form 10-K for a discussion of our contractual obligations and off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the Company’s exposure to market risk during the first nine months of 2016. See the Company’s 2015 Annual Report on Form 10-K for a discussion of the Company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Controls
There was no change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are in the process of implementing a new enterprise-wide business system for our Distribution segment. In order to minimize disruptions to our ongoing operations we have developed a project plan that takes a phased approach to implementation and includes appropriate contingency plans. The implementation of the new ERP system will likely affect the processes that constitute our internal control over financial reporting for the Distribution segment and any changes to such controls will require testing for effectiveness.

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

While it is not possible to predict the outcome of these matters with certainty, based upon available information, management believes that all settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in legal proceedings and that can be reasonably estimated are accrued for at September 30, 2016. Despite this analysis, there can be no assurance that the final outcome of these matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

As of September 30, 2016, neither the Company nor any of its subsidiaries is a party, nor is any of its or their property subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company and its subsidiaries. Additional information relating to certain of these matters is set forth in Note 11, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

Environmental Matters

The Company and its subsidiaries are subject to numerous U.S. Federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which could include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. We are currently named as a potentially responsible party at one site. While it is not possible to predict the outcome of these proceedings, in the opinion of management, any payments we may be required to make as a result of such claims in existence at September 30, 2016, will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and other factors that may cause the Company's actual results and financial condition to differ materially from those expressed or implied in the forward-looking statements. Such risks, uncertainties and other factors include, among others: (i) changes in domestic and foreign economic and competitive conditions in markets served by the Company, particularly the defense, commercial aviation and industrial production markets; (ii) changes in government and customer priorities and requirements (including cost-cutting initiatives, government and customer shut-downs, the potential deferral of awards, terminations or reductions of expenditures to respond to the priorities of Congress and the Administration, or budgetary cuts resulting from Congressional actions or automatic sequestration); (iii) changes in geopolitical conditions in countries where the Company does or intends to do business; (iv) the successful conclusion of competitions for government programs (including new, follow-on and successor programs) and thereafter successful contract negotiations with government authorities (both foreign and domestic) for the terms and conditions of the programs; (v) the existence of standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; (vi) the successful resolution of government inquiries or investigations relating to our businesses and programs; (vii) risks and uncertainties associated with the successful implementation and ramp up of significant new programs, including the ability to manufacture the products to the detailed specifications required and recover start-up costs and other investments in the programs; (viii) potential difficulties associated with variable acceptance test results, given sensitive production materials and extreme test parameters; (ix) the receipt and successful execution of production orders under the Company's existing U.S. government JPF contract, including the exercise of all contract options and receipt of orders from allied militaries, but excluding any next generation programmable fuze programs, as all have been assumed in connection with goodwill impairment evaluations; (x) the continued support of the existing K-MAX® helicopter fleet, including sale of existing K-MAX® spare parts inventory and the receipt of orders for new aircraft sufficient to recover our investment in the restart of the K-MAX® production line; (xi) the accuracy of current cost estimates associated with environmental remediation activities; (xii) the profitable integration of acquired businesses into the Company's operations; (xiii) the ability to implement our ERP systems in a cost-effective and efficient manner, limiting disruption to our business, and allowing us to capture their planned benefits while maintaining an adequate internal control environment; (xiv) changes in supplier sales or vendor incentive policies; (xv) the effects of price increases or decreases; (xvi) the effects of pension regulations, pension plan assumptions, pension plan asset performance, future contributions and the pension freeze, including the ultimate determination of the U.S. Government's share of any pension curtailment adjustment calculated in accordance with CAS 413; (xvii) future levels of indebtedness and capital expenditures; (xviii) the continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs for such items; (xix) the effects of currency exchange rates and foreign competition on future operations; (xx) changes in laws and regulations, taxes, interest rates, inflation rates and general business conditions; (xxi) the effects, if any, of the United Kingdom's exit from the European Union; (xxii) future repurchases and/or issuances of common stock; (xxiii) the incurrence of unanticipated restructuring costs or the failure to realize anticipated savings or benefits from past or future expense reduction actions; and (xxiv) other risks and uncertainties set forth herein and in our 2015 Form 10-K.

Any forward-looking information provided in this report should be considered with these factors in mind. We assume no obligation to update any forward-looking statements contained in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of Common Stock by the Company during the three-month fiscal period ended September 30, 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (in thousands)
July 2, 2016 – July 29, 2016	21,149	$42.93	19,700	$80,909
July 30, 2016 – August 26, 2016	—	—	—	$80,909
August 27, 2016 – September 30, 2016	24,000	$44.24	24,000	$79,847
Total	45,149		43,700

(a) During the quarter the Company purchased 1,449 shares in connection with employee tax withholding obligations as permitted by our equity compensation plans, which are SEC Rule 16b-3 qualified compensation plans. These were not purchases under our publicly announced program.

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

KAMAN CORPORATION
Registrant
Date:	October 27, 2016		/s/ Neal J. Keating
		By:	Neal J. Keating
Chairman, President and
Chief Executive Officer

Date:	October 27, 2016		/s/ Robert D. Starr
		By:	Robert D. Starr
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