Form 10-K
period 2016-12-31
KAMAN Corp
filed 2017-02-28
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value on July 1, 2016, (the last business day of the Company’s most recently completed second quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock, was approximately $1,123,840,692.
At January 27, 2017, there were 27,101,964 shares of Common Stock outstanding.
Documents Incorporated Herein By Reference
Portions of our definitive proxy statement for our 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Kaman Corporation

PART I

ITEM 1.	BUSINESS

GENERAL

Kaman Corporation, headquartered in Bloomfield, Connecticut, was incorporated in 1945. We are a diversified company that conducts business in the aerospace and distribution markets. We report information for ourselves and our subsidiaries (collectively, “we,” “us,” “our,” and “the Company”) in two business segments, Distribution and Aerospace. A discussion of 2016 developments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K.

Distribution Segment

The Distribution segment brings our commitment to technological leadership and value-added services to the distribution business. The Distribution segment is a leading power transmission, automation and fluid power industrial distributor with operations throughout the United States. With over 4 million SKUs, we provide electro-mechanical products, bearings, power transmission, motion control and electrical and fluid power components to a broad spectrum of industrial markets serving both maintenance, repair and overhaul ("MRO") and original equipment manufacturer ("OEM") customers. With approximately 240 locations, including distribution centers, assembly, fabrication and repair facilities, Kaman provides products and service solutions to more than 65,000 active customers representing a highly diversified cross section of industry.

Aerospace Segment

The Aerospace segment produces and markets proprietary aircraft bearings and components; super precision, miniature ball bearings; complex metallic and composite aerostructures for commercial, military and general aviation fixed and rotary wing aircraft; and safe and arming solutions for missile and bomb systems for the U.S. and allied militaries. The segment also markets the design and supply of aftermarket parts to businesses performing MRO in aerospace markets; performs helicopter subcontract work; restores, modifies and supports our SH-2G Super Seasprite maritime helicopters; manufactures and supports our K-MAX® manned and unmanned medium-to-heavy lift helicopters; and provides engineering design, analysis and certification services.

Principal customers include the U.S. military, Sikorsky Aircraft Corporation, The Boeing Company, Airbus, Lockheed Martin, Raytheon and Bell Helicopter. The SH-2G aircraft is currently in service with the Egyptian Air Force and the New Zealand, Peruvian and Polish navies. Operations are conducted throughout the United States, as well as in facilities located in the United Kingdom, Germany, the Czech Republic and Mexico. Additionally, the Company maintains an investment in a joint venture in India.

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

PRINCIPAL PRODUCTS AND SERVICES

The following table sets forth the percentage contribution of each business segment’s products and services to consolidated net sales from continuing operations for each of the three most recently completed years:

	Years Ended December 31,
	2016	2015	2014
Sales
Distribution	61.2%	66.3%	64.7%
Aerospace	38.8%	33.7%	35.3%
Total	100.0%	100.0%	100.0%

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

Although the Company's patents and trademarks enhance our competitive position, we believe that none of such patents or trademarks is singularly or as a group essential to our business as a whole. We hold or have applied for U.S. and foreign patents with expiration dates that range through the year 2035.

Registered trademarks of the Company include KAflex®, KAron®, and K-MAX®. In all, we maintain 31 U.S. and foreign trademarks.

BACKLOG

The majority of our backlog is attributable to the Aerospace segment. We anticipate that approximately 91.2% of our backlog at the end of 2016 will be performed in 2017. Approximately 46.0% of the Aerospace segment's backlog at the end of 2016 is related to U.S. Government ("USG") contracts or subcontracts.

Total backlog at December 31, 2016, 2015 and 2014, and the portion of the backlog we expect to complete in 2017, is as follows:

	Total Backlog at December 31, 2016	2016 Backlog to be completed in 2017	Total Backlog at December 31, 2015	Total Backlog at December 31, 2014
In thousands
Aerospace	$581,619	$521,136	$659,350	$518,025
Distribution	108,681	108,681	105,777	94,430
Total	$690,300	$629,817	$765,127	$612,455

Backlog related to uncompleted contracts for which we have recorded a provision for estimated losses was $6.1 million as of December 31, 2016. Backlog related to firm but not yet funded orders was $2.5 million as of December 31, 2016. Distribution backlog for 2015 and 2014 has been revised to include bearings and power transmission products. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for further discussion.

REGULATORY MATTERS

Government Contracts

The USG, and other governments, may terminate any of our government contracts at their convenience or for default if we fail to meet specified performance measurements. If any of our government contracts were to be terminated for convenience, we generally would be entitled to receive payment for work completed and allowable termination or cancellation costs. If any of our government contracts were to be terminated for default, generally the USG would pay only for the work that has been accepted and can require us to pay the difference between the original contract price and the cost to re-procure the contract items, net of the work accepted from the original contract. The USG can also hold us liable for damages resulting from the default.

During 2016, approximately 97.8% of the work performed by the Company directly or indirectly for the USG was performed on a fixed-price basis and the balance was performed on a cost-reimbursement basis. Under a fixed-price contract, the price paid to the contractor is negotiated at the outset of the contract and is not generally subject to adjustment to reflect the actual costs incurred by the contractor in the performance of the contract. Cost reimbursement contracts provide for the reimbursement of allowable costs and an additional negotiated fee.

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

International Operations

Our international sales are subject to U.S. and non-U.S. governmental regulations and procurement policies and practices, including regulations relating to import-export control, investment, exchange controls and repatriation of earnings. International sales are also subject to varying currency, political and economic risks.

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRA") added subsection (r) to section 13 of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), requiring a public reporting issuer to disclose in its annual or quarterly reports whether it or any of its affiliates have knowingly engaged in specified activities or transactions relating to Iran, including activities not prohibited by U.S. law and conducted outside the U.S. by non-U.S. affiliates in compliance with local law. Issuers must also file a notice with the U.S. Securities and Exchange Commission ("SEC") if any disclosable activities under ITRA have been included in the annual or quarterly report. We did not have any disclosable activities during the year ended December 31, 2016.

COMPETITION

The Distribution segment competes for business with several other national distributors of bearings, power transmission, electrical and fluid power products, two of which are substantially larger, and with many regional and local distributors and OEMs. Competitive forces have intensified due to the increasing trend towards national contracts, customers' efforts to obtain material cost savings and the extension of supplier product authorizations within the distribution channel. We compete for business based upon the breadth and quality of products offered, product availability, delivery performance, and price, as well as on the basis of value-added services that we are able to provide.

The Aerospace segment operates in a highly competitive environment with many other organizations, some of which are substantially larger than us and have greater financial strength and more extensive resources. We compete for composite and metallic aerostructures subcontracts, and helicopter sales and structures, bearings and components business on the basis of price and quality; product endurance and special performance characteristics; proprietary knowledge; the quality of our products and services; the availability of facilities, equipment and personnel to perform contracts; and the reputation of our business. Competitors for our business include small machine shops and offshore manufacturing facilities. We compete for engineering design services business primarily on the basis of technical competence, the reputation of our business, the availability of our personnel and price. We compete for advanced technology fuzing business primarily on the basis of technical competence, product quality and price; and also on the basis of our experience as a developer and manufacturer of fuzes for particular weapon types and the availability of our facilities, equipment and personnel. We are also affected by the political and economic circumstances of our potential foreign customers and, in certain situations, the relationships of those foreign customers with the USG as well as the USG's perceptions of those foreign customers.

RESEARCH AND DEVELOPMENT EXPENDITURES

Customer funded research expenditures (which are included in cost of sales) were $0.9 million in 2016, $0.4 million in 2015, and $1.6 million in 2014. Independent research and development expenditures (which are included in selling, general and administrative expenses) were $7.7 million in 2016, $6.7 million in 2015, and $6.7 million in 2014.

EMPLOYEES

As of December 31, 2016, we employed 5,265 individuals.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s executive officers as of the date of this report are as follows:

Name	Age	Position	Prior Experience
Neal J. Keating	61	Chairman, President, Chief Executive Officer and Director
Mr. Keating was appointed President and Chief Executive Officer as well as elected a Director of the company effective September 17, 2007.  Effective January 1, 2008, he was appointed to the offices of President and Chief Executive Officer and effective March 1, 2008, he was appointed to the additional position of Chairman. Prior to joining the company, Mr. Keating served as Chief Operating Officer at Hughes Supply, a $5.4 billion industrial distributor that was acquired by Home Depot in 2006. Prior to that, he held senior positions at GKN Aerospace, an aerospace subsidiary of GKN plc, and Rockwell Collins Commercial Systems, and served as a board member of GKN plc and Agusta-Westland.

Steven J. Smidler	58	President of Kaman Industrial Technologies and Executive Vice President of Kaman Corporation
Mr. Smidler assumed the role of President of Kaman Industrial Technologies on September 1, 2010, after joining the company in December 2009 as Senior Vice President and Chief Operating Officer of Kaman Industrial Technologies. Effective February 20, 2012, he was appointed Executive Vice President of Kaman Corporation. Mr. Smidler joined the company from Lenze Americas Corporation where he served as Executive Vice President, with responsibility for marketing, sales, finance, business systems and product technology for the Americas. Mr. Smidler was also a member of the management committee of the Lenze Group, Germany, held the position of President and Treasurer for Lenze Americas and served as Treasurer and a Board member for the Lenze ACTech production company. Prior to that, he served as Vice President, Americas Sales Operations at Eaton Corporation and Vice President, Marketing of the Global Manufacturing Group at Rockwell Automation, Inc.

Robert D. Starr	49	Executive Vice President and Chief Financial Officer
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

Gregory L. Steiner	59	President of Kaman Aerospace Group, Inc. and Executive Vice President of Kaman Corporation
Mr. Steiner joined the company as President of Kaman Aerospace Group, Inc., with overall responsibility for the company's Aerospace segment, effective July 7, 2008. Effective February 20, 2012, he was appointed Executive Vice President of Kaman Corporation. From 2005 to 2007, Mr. Steiner was employed at GE Aviation-Systems, serving first as Vice President and General Manager, Military Mission Systems and then as Vice President, Systems for GE Aviation-Systems. Prior to that, he served as Group Vice President at Curtiss-Wright Controls, Inc., with responsibility for four aerospace and industrial electronics businesses located in the U.S. and U.K. Before Curtiss-Wright, he had an 18-year career with Rockwell Collins, Inc., serving in a number of progressively responsible positions, departing as Vice President and General Manager of Passenger Systems.

Name	Age	Position	Prior Experience
Phillip A. Goodrich	60	Senior Vice President - Corporate Development
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

Shawn G. Lisle	50	Senior Vice President and General Counsel
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

Gregory T. Troy	61	Senior Vice President – Human Resources and Chief Human Resources Officer
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

John J. Tedone	52	Vice President, Finance and Chief Accounting Officer
Mr. Tedone has served as Vice President, Finance and the company's Chief Accounting Officer since May 2007. From April 2006 to April 2007, Mr. Tedone served as the company's Vice President, Internal Audit and prior to that as Assistant Vice President, Internal Audit.

Paul M. Villani	51	Senior Vice President and Chief Information Officer
Mr. Villani joined the company in 2015 and was appointed Senior Vice President and Chief Information Officer effective as of January 1, 2017. From August 2015 to December 2016, Mr. Villani served as the Senior Director, Software Development and ERP Support at Kaman Distribution Group. Prior to joining the company, Mr. Villani served as Chief Information Officer at Med Solutions, Inc. from November 2013 to June 2015; and Chief Information Officer at Triad Healthcare, Inc. from 2007 to 2013.

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

•
The ability of our customers to pay for products and services on a timely basis, any adverse change in which could negatively impact sales and cash flows and require us to increase our bad debt reserves;

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

The financial performance of our Distribution segment, which generated approximately 61.2% of our 2016 consolidated net sales and approximately 26.7% of our 2016 operating income from continuing operations before corporate expenses and net gain on sale of assets, is significantly influenced by customer demand for the products we distribute and the services we provide. Consequently, demand for our products and services has been and will continue to be significantly influenced by the same factors that affect demand for and production of our customers' goods and services, including the following:

•	the level of industrial production and manufacturing capacity utilization in the markets we serve;

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

Our financial performance is also significantly influenced by conditions within the aerospace and defense industries.

The financial performance of our Aerospace segment, which generated approximately 38.8% of our 2016 consolidated net sales, and approximately 73.3% of our 2016 operating income from continuing operations before corporate expenses and net gain on sale of assets, is directly tied to economic conditions in the commercial aviation and defense industries.

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

We have several significant long-term contracts either directly with the USG or where the USG is the ultimate customer, including the Sikorsky BLACK HAWK cockpit program, the Joint Programmable Fuze (“JPF”) program, the Bell Helicopter AH-1Z program and the A-10 program. These contracts are subject to unique risks, some of which are beyond our control. Examples of such risks include:

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

The ability to obtain and retain product approvals issued by the Federal Aviation Administration ("FAA") could adversely affect our Aerospace segment’s operating results and profits.
Our Aerospace segment may be impacted by regulations set forth by the FAA to obtain Parts Manufacturer Approvals ("PMAs") to design or produce a modification or replacement aircraft part. The loss or suspension of the Company's product and design approvals could negatively impact our operating results and profits. We believe our current design and production processes that are subject to such regulations by the FAA are in compliance; however, there can be no assurance that we will not lose approvals for our products in the future.
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

Our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas and we may not have the technology, cost structure, or available resources to effectively compete with them. We believe that developing and maintaining a competitive advantage requires continued investment in product development; engineering; supply chain management; production capabilities, including technology, equipment and facilities; and sales and marketing, and we may not have enough resources to make the necessary investments to do so. Further, our significant customers may attempt to use their position to negotiate price or other concessions for a particular product or service without regard to the terms of an existing contract or the underlying cost of production.

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

The adoption of new accounting guidance or changes in the interpretations of existing guidance could affect our financial results.
We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (the “SEC”). A change in these principles or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems. In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing generally accepted accounting principles ("GAAP") revenue recognition guidance. The updated standard is effective for us in the first quarter of 2018 and we intend to transition using the cumulative effect transition method. We are currently in the process of evaluating the likely impact of ASU 2014-09 on our consolidated financial statements, although our preliminary analysis indicates that it will likely change the way we account for certain revenue streams. For additional information about these matters, please refer to Note 1, Summary of Significant Accounting Policies - Recent Accounting Standards” in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Future tax law changes could have a material effect on our financial results.

We are subject to income taxes in the United States and certain foreign jurisdictions. The determination of the Company’s provision for income taxes and other tax liabilities requires judgment and is based on legislative and regulatory structures that exist in the jurisdictions in which we operate. As a result of the change in the U.S. administration, there may be changes in tax policy, and the nature and outcome of those potential changes is uncertain at this time. Given the uncertainty surrounding the final outcome of the U.S. tax reform, it is not possible to predict the impact any changes would have on the Company’s financial results.

The value of our deferred tax assets could become impaired, which could materially and adversely affect our operating results.

As of December 31, 2016, we had approximately $52.5 million in net deferred tax assets after valuation allowance. These deferred tax assets can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. Each quarter, we determine the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results, expectations of future earnings and tax planning strategies. In the event that there is insufficient positive evidence to support the valuation of these assets, we may be required to further adjust the valuation allowance to reduce our deferred tax assets. Such a reduction could result in a material non-cash charge in the period in which the valuation allowance is adjusted and could have a material adverse effect on our results of operations. Moreover, deferred tax assets are determined based on current tax rates, and the possibility of U.S. tax reform could impact the value of our deferred tax assets. While such reform may result in future beneficial rates, it would also require a revaluation of our deferred tax assets, and could have a material adverse effect on our results of operations for the period in which such rate reduction is enacted.

The freezing of our defined benefit pension plan could trigger a material curtailment adjustment in favor of the USG.

Our defined benefit pension plan was frozen with respect to future benefit accruals effective December 31, 2015. U.S. Government Cost Accounting Standard 413 ("CAS 413") requires the Company to determine the USG’s share of any resulting pension curtailment adjustment attributable to pension expense charged to Company contracts with the USG, which could result in an amount due to the USG if the plan is determined to be in a surplus position or an amount due to the Company if the plan is determined to be in a deficit position. During the fourth quarter of 2016, the Company accrued a $0.3 million liability representing our estimate of the amount due to the USG based on our pension curtailment adjustment calculation, which was submitted to the USG for review in December. Through the date of this filing, there has been no response from the USG on this matter. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on our results of operations, financial position and cash flows.

Estimates of future costs for long-term contracts impact our current and future operating results and profits.

We generally recognize sales and gross margin on long-term contracts based on the percentage-of-completion method of accounting. This method allows for revenue recognition as our work progresses on a contract and requires that we estimate future revenues and costs over the life of a contract. Revenues are estimated based upon the negotiated contract price, with consideration being given to exercised contract options, change orders and, in some cases, projected customer requirements. Contract costs may be incurred over a period of several years, and the estimation of these costs requires significant judgment based upon the acquired knowledge and experience of program managers, engineers and financial professionals.

Estimated costs are based primarily on anticipated purchase contract terms, historical performance trends, business base and other economic projections. The complexity of certain programs as well as technical risks and the availability of materials and labor resources could affect our ability to accurately estimate future contract costs. Additional factors that could affect recognition of revenue and gross margin under the percentage-of-completion method include:

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

Because of the significance of the judgments and estimation processes, it is likely that materially different sales and profit amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect current and future financial performance. While we perform quarterly reviews of our long-term contracts to address and lessen the effects of these risks, there can be no assurance that we will not make material adjustments to underlying assumptions or estimates relating to one or more long-term contracts that have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may lose money or generate lower than expected profits on our fixed-price contracts.

Our customers set demanding specifications for product performance, reliability and cost. Most of our government contracts and subcontracts provide for a predetermined, fixed price for the products we make regardless of the costs we incur. Therefore, we must absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts and in projecting the ultimate level of sales that we may achieve. Our failure to anticipate technical problems, estimate costs accurately, integrate technical processes effectively or control costs during performance of a fixed-price contract may reduce the profitability of a fixed-price contract or cause a loss. While we believe that we have recorded adequate provisions in our financial statements for losses on our fixed-price contracts as required under GAAP, there can be no assurance that our contract loss provisions will be adequate to cover all actual future losses.

The U.S. Navy contract award for the FMU-139 D/B bomb fuze could jeopardize the continued viability and profitability of the Company's FMU-152 A/B bomb fuze program with the U.S. Air Force ("USAF").

The Company currently provides the FMU-152 A/B bomb fuze (also referred to as the JPF) to the USAF and twenty-six other nations, but the U.S. Navy currently utilizes a different fuze - the FMU-139. During 2015, the U.S. Naval Air Systems Command (“NAVAIR”) solicited proposals for a firm-fixed price production contract to implement improvements to the performance characteristics of the FMU-139 (such improved fuze having been designated the FMU-139 D/B). The USAF has stated that, if and when a contract is awarded and production begins, the funds associated with the FMU-152 A/B will be redirected to the FMU-139 D/B. During the third quarter of 2015, the U.S. Navy awarded the FMU-139 D/B contract to a competitor. In the event that the FMU-139 D/B program proceeds as planned and the USAF redirects the funds associated with the FMU-152 A/B to the FMU-139 D/B, our business, financial condition, results of operations and cash flows may be materially adversely impacted. The timing of the impact on our financial statements is dependent on the ability of our competitor to complete the design and qualification phase of the program and other factors. Our competitor has publicly stated that this program will have a 32-month qualification phase, after which production will begin. Therefore, the earliest the Company may see an impact on its financial statements is 2019; however, due to the complexity of this program, the uncertainty associated with the successful completion of each phase in accordance with the planned schedule and the pending status of the USAF's final decision to redirect funds to the FMU-139 D/B, the timing and magnitude of the impact on the Company's financial statements is not certain.

The start-up of the K-MAX® production line could adversely affect our operating results and cash flow generation.

The Company resumed production of the K-MAX® aircraft in 2015 and successfully delivered the first airframe in January of 2017 from its production line in Jacksonville, Florida to the Company's plant in Bloomfield, Connecticut where it is undergoing final assembly, testing and certification. As it has been more than a decade since we last manufactured this aircraft, the reestablishment of the production line could require significant investments of cash to fund costs associated with development and engineering work, the acquisition of new tooling, first article testing, and production inefficiencies. The Company currently has $15.9 million of K-MAX® inventory, excluding the inventory associated with our new build aircraft currently under contract. If this inventory is determined to be unusable, then the Company could incur additional costs to replace such inventory, including potentially having to requalify suppliers for the manufacture of new components. The anticipated positive cash flows resulting from the sale of the aircraft may also be adversely impacted by production delays. Further, if we are unable to sustain interest in this program, we may incur additional costs associated with a shut-down of the production line.

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
Some of our suppliers offer vendor incentives and rebates that are tied to the amount of product that we purchase. These incentives and rebates can be market or customer-account specific, or relate to a specified program period. A decline in sales could adversely impact the vendor incentives and rebates we earn from suppliers.
Our information technology systems, processes and sites may suffer interruptions or failures which may affect our ability to conduct our business.

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

We have put in place business continuity plans and security precautions for our critical systems, including a back-up data center. However, if our information technology systems are damaged or cease to function properly due to any number of causes, such as catastrophic events, power outages and security breaches resulting in unauthorized access or cyber-attacks, and our business continuity plans and security precautions do not function effectively on a timely basis, we may suffer interruptions in our operations or the misappropriation of proprietary information, which may adversely impact our business, financial condition, results of operations and cash flows.

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
Our ability to provide assurance with respect to our financial reports and to effectively prevent fraud depends on effective internal control. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements; therefore, even effective controls can only provide reasonable assurance with respect to the preparation and fair presentation of financial statements. If our internal controls were to be compromised, our financial statements could become materially misleading, which could adversely affect the trading price of our common stock. Any material weakness could adversely impact investor confidence in the accuracy of our financial statements, affecting our ability to obtain additional financing. This would likely have an adverse effect on our business, financial condition and the market value of our stock. Additionally, we would be required to incur costs to make the necessary improvements to our internal control systems.
Although management has assessed our internal control over financial reporting as effective based on criteria set forth by the Committee of Sponsoring Organizations - Integrated Framework, we can give no assurance that material weaknesses will not occur in the future nor that existing controls will continue to be adequate to prevent or identify irregularities or ensure fair presentation of our financial statements in the future.
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

As part of our business strategy, we have made, and expect to continue to make, acquisitions of businesses or investments in companies that offer complementary products, services and technologies. Such acquisitions or investments involve a number of risks, including:

•	Assimilating operations and products may be unexpectedly difficult;

•	Management's attention may be diverted from other business concerns;

•	We may enter markets in which we have limited or no direct experience;

•	We may lose key employees, customers or vendors of an acquired business;

•	We may not be able to achieve the synergies or cost savings we anticipated;

•	We may not realize the assigned value of the acquired assets;

•	We may experience quality control failures or encounter other customer relationship issues; and

•	We may become subject to preexisting liabilities and obligations of the acquired businesses.

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

For a discussion of these matters, please refer to Note 16, Commitments and Contingencies, and Note 10, Environmental Costs, in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Regulations related to conflict minerals could adversely impact our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions designed to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of the Congo ("DRC") and adjoining countries. In August 2012, the SEC promulgated disclosure and reporting requirements for companies who use conflict minerals in their products. Complying with these disclosure and reporting requirements may require us to incur substantial costs and expenditures to conduct due diligence to determine the sources of conflict minerals used in our products. Moreover, these requirements may result in changes to the sourcing practices of our customers which may require the identification and qualification of alternate sourcing for the components of products we manufacture, which could impact the availability of, or cause increases in the price of, materials used in our products. We may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to verify the origin of conflict minerals used in our products. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, there can be no assurance that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices.

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

Economic conditions and regulatory changes leading up to and following the United Kingdom’s ("UK") likely exit from the European Union ("EU") could have a material adverse effect on our business, financial condition and results of operations.

We have business operations in both the UK and the broader EU. In June 2016, a majority of voters in the UK elected to withdraw from the EU in a national referendum. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the UK formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the UK and the EU, and has given rise to calls for the governments of other EU member states to consider withdrawal.

These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Lack of clarity about future UK laws and regulations as the UK determines which EU laws to replace or replicate in the event of a withdrawal, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws, could decrease foreign direct investment in the UK, increase costs, depress economic activity and restrict our access to capital. If the UK and the EU are unable to negotiate acceptable withdrawal terms or if other EU member states pursue withdrawal, barrier-free access between the UK and other EU member states or among the European economic area overall could be diminished or eliminated. Any of these factors could have a direct or indirect impact on our business in the UK and EU, our customers and suppliers in the UK and EU and our business outside the UK and EU. Any of these factors could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our common stock.

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

We may in the future experience significant fluctuations in our quarterly operating results attributable to a variety of factors. Such factors include but are not limited to:

•	Changes in demand for our products;

•	Introduction, enhancement or announcement of products by us or our competitors;

•	Market acceptance of our new products;

•	The growth rates of certain market segments in which we compete;

•	Size, timing and shipment terms of significant orders;

•	Difficulties with our technical programs;

•	Budgeting cycles of customers;

•	Pricing pressures from customers;

•	Mix of distribution channels;

•	Mix of products and services sold;

•	Mix of domestic and international revenues;

•	Fluctuations in currency exchange rates;

•	Changes in the level of operating expenses;

•	Changes in our sales incentive plans;

•	Changes in tax laws in the jurisdictions in which we conduct business;

•	Inventory obsolescence;

•	Accrual of contract losses;

•	Fluctuations in oil and utility costs;

•	Health care reform;

•	Completion or announcement of acquisitions; and

•	General economic conditions in regions in which we conduct business.

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

Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and other factors that may cause the Company's actual results and financial condition to differ materially from those expressed or implied in the forward-looking statements. Such risks, uncertainties and other factors include, among others: (i) changes in domestic and foreign economic and competitive conditions in markets served by the Company, particularly the defense, commercial aviation and industrial production markets; (ii) changes in government and customer priorities and requirements (including cost-cutting initiatives, government and customer shut-downs, the potential deferral of awards, terminations or reductions of expenditures to respond to the priorities of Congress and the Administration, or budgetary cuts resulting from Congressional actions or automatic sequestration); (iii) changes in geopolitical conditions in countries where the Company does or intends to do business; (iv) the successful conclusion of competitions for government programs (including new, follow-on and successor programs) and thereafter successful contract negotiations with government authorities (both foreign and domestic) for the terms and conditions of the programs; (v) the existence of standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; (vi) the successful resolution of government inquiries or investigations relating to our businesses and programs; (vii) risks and uncertainties associated with the successful implementation and ramp up of significant new programs, including the ability to manufacture the products to the detailed specifications required and recover start-up costs and other investments in the programs; (viii) potential difficulties associated with variable acceptance test results, given sensitive production materials and extreme test parameters; (ix) the receipt and successful execution of production orders under the Company's existing U.S. government JPF contract, including the exercise of all contract options and receipt of orders from allied militaries, but excluding any next generation programmable fuze programs, as all have been assumed in connection with goodwill impairment evaluations; (x) the continued support of the existing K-MAX® helicopter fleet, including sale of existing K-MAX® spare parts inventory and the receipt of orders for new aircraft sufficient to recover our investment in the restart of the K-MAX® production line; (xi) the accuracy of current cost estimates associated with environmental remediation activities; (xii) the profitable integration of acquired businesses into the Company's operations; (xiii) the ability to implement our ERP systems in a cost-effective and efficient manner, limiting disruption to our business, and allowing us to capture their planned benefits while maintaining an adequate internal control environment; (xiv) changes in supplier sales or vendor incentive policies; (xv) the effects of price increases or decreases; (xvi) the effects of pension regulations, pension plan assumptions, pension plan asset performance, future contributions and the pension freeze, including the ultimate determination of the U.S. Government's share of any pension curtailment adjustment calculated in accordance with CAS 413; (xvii) future levels of indebtedness and capital expenditures; (xviii) the continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs for such items; (xix) the effects of currency exchange rates and foreign competition on future operations; (xx) changes in laws and regulations, taxes, interest rates, inflation rates and general business conditions; (xxi) the effects, if any, of the UK's exit from the EU; (xxii) future repurchases and/or issuances of common stock; (xxiii) the incurrence of unanticipated restructuring costs or the failure to realize anticipated savings or benefits from past or future expense reduction actions; and (xxiv) other risks and uncertainties set forth herein.

Any forward-looking information provided in this report should be considered with these factors in mind. We assume no obligation to update any forward-looking statements contained in this report.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our facilities are generally suitable for, and adequate to serve, their intended uses. At December 31, 2016, we occupied major facilities at the following principal locations:

Segment	Location	Property Type (1)
Aerospace	Jacksonville, Florida	Leased - Manufacturing & Office
	Chihuahua, Mexico	Leased - Manufacturing & Office
	Rimpar, Germany	Owned - Manufacturing & Office
	Prachatice, Czech Republic	Owned - Assembly & Office
	Wichita, Kansas	Leased - Manufacturing & Office
	Darwen, Lancashire, United Kingdom	Leased - Manufacturing & Office
	Hyde, Greater Manchester, United Kingdom	Leased - Manufacturing & Office
	Burnley, Lancashire, United Kingdom	Leased - Manufacturing & Office
	Orlando, Florida	Owned - Manufacturing & Office
	Everett, Washington	Leased - Office
	Höchstadt, Germany	Owned - Manufacturing & Office
	Middletown, Connecticut	Owned - Manufacturing & Office
	Bloomfield, Connecticut	Owned - Manufacturing, Office & Service Center
	Bennington, Vermont	Owned - Manufacturing & Office
	Mesa, Arizona	Leased - Office & Service Center

Distribution	Bloomfield, Connecticut	Owned - Office
	Ontario, California	Leased - Distribution Center & Office
	Albany, New York	Leased - Distribution Center & Office
	Savannah, Georgia	Leased - Distribution Center & Office
	Salt Lake City, Utah	Leased - Distribution Center & Office
	Louisville, Kentucky	Leased - Distribution Center & Office
	Gurabo, Puerto Rico	Leased - Distribution Center & Office
	Bolingbrook, Illinois	Leased - Office & Branch
	Rochester, New York	Leased - Office & Branch
	Akron, Ohio	Leased - Office
	Teterboro, New Jersey	Leased - Office & Branch

Corporate	Bloomfield, Connecticut	Owned - Office & Information Technology Back-Up Data Center

Square Feet
Distribution (2)	2,289,755
Aerospace	2,238,915
Corporate (3)	103,041
Total	4,631,711

(1)	Owned facilities are unencumbered.

(2)	The Distribution segment also has approximately 240 branches located across the United States and in Puerto Rico, generally operating in leased facilities.

(3)	We occupy a 40,000 square foot corporate headquarters building, 38,000 square foot mixed use building and 8,000 square foot data center in Bloomfield, Connecticut.

ITEM 3.	LEGAL PROCEEDINGS

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

We evaluate, on a quarterly basis, developments in legal proceedings that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. Our loss contingencies are subject to substantial uncertainties, however, including for each such contingency the following, among other factors: (i) the procedural status of the case; (ii) whether the case has been or may be certified as a class action suit; (iii) the outcome of preliminary motions; (iv) the impact of discovery; (v) whether there are significant factual issues to be determined or resolved; (vi) whether the proceedings involve a large number of parties and/or parties and claims in multiple jurisdictions or jurisdictions in which the relevant laws are complex or unclear; (vii) the extent of potential damages, which are often unspecified or indeterminate; and (viii) the status of settlement discussions, if any, and the settlement postures of the parties. Because of these uncertainties, management has determined that, except as otherwise noted below, the amount of loss or range of loss that is reasonably possible in respect of each matter described below (including any reasonably possible losses in excess of amounts already accrued), is not reasonably estimable.

While it is not possible to predict the outcome of these matters with certainty, based upon available information, management believes that all settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in legal proceedings and that can be reasonably estimated are accrued for at December 31, 2016. Despite this analysis, there can be no assurance that the final outcome of these matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Except as set forth below, as of December 31, 2016, neither the Company nor any of its subsidiaries is a party, nor is any of its or their property subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company and its subsidiaries. Additional information relating to certain of these matters is set forth in Note 16, Commitments and Contingencies of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Environmental Matters

The Company and its subsidiaries are subject to numerous U.S. Federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which may include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. We are currently named as a potentially responsible party at one site. While it is not possible to predict the outcome of these proceedings, in the opinion of management, any payments we may be required to make as a result of all such claims in existence at December 31, 2016, will not have a material adverse effect on our business, financial condition and results of operations or cash flows.

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

Information concerning mine safety violations required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") and Item 104 of Regulation S-K was not required for this Annual Report on Form 10-K as there were no reportable violations during 2016.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET, DIVIDEND AND SHAREHOLDER INFORMATION

Our Common Stock is traded on the New York Stock Exchange under the symbol "KAMN".  As of January 27, 2017, there were 3,258 registered holders of our Common Stock. Holders of the Company’s Common Stock are eligible to participate in the Computershare Shareowner Services program, which offers a variety of services including dividend reinvestment. A booklet describing the program may be obtained by contacting Computershare at (800) 522-6645 or via the web at www.cpushareownerservices.com.

The following table sets forth the high, low and closing sale prices per share of the Company’s Common Stock and the dividends declared for the periods indicated:

	Market Quotations
	High	Low	Close	Dividend Declared
2016
First quarter	$44.27	$37.13	$42.57	$0.18
Second quarter	43.82	40.43	42.37	0.18
Third quarter	45.62	41.64	43.92	0.18
Fourth quarter	50.94	40.85	48.93	0.18
2015
First quarter	$42.82	$37.54	$42.31	$0.18
Second quarter	43.47	41.00	42.06	0.18
Third quarter	42.29	35.09	35.96	0.18
Fourth quarter	41.82	36.06	40.81	0.18

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about purchases of Common Stock by the Company during the three months ended December 31, 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (in thousands)
October 1, 2016 – October 28, 2016	20,800	$42.78	20,800	$78,958
October 29, 2016 – November 25, 2016	36,208	$46.30	36,000	$77,291
November 26, 2016 – December 31, 2016	48,460	$49.82	48,460	$74,877
Total	105,468		105,260
(a) During the quarter the Company purchased 208 shares in connection with employee tax withholding obligations as permitted by our equity compensation plans, which are SEC Rule 16b-3 qualified compensation plans. These are not purchases under our publicly announced program.
(b) On April 29, 2015, the Company announced that its Board of Directors approved a $100.0 million share repurchase program ("2015 Share Repurchase Program"). This program will expire December 31, 2019.

PERFORMANCE GRAPH

Following is a comparison of our total shareholder return for the period 2011 – 2016 compared to the S&P 600 Small Cap Index and the Russell 2000 Small Cap Index. The performance graph does not include a published industry or line-of-business index or peer group of similar issuers because during the performance period the Company was conducting operations in diverse lines of business and we do not believe a meaningful industry index or peer group can be reasonably identified. Accordingly, as permitted by regulation, the graph includes the S&P 600 Small Cap Index and the Russell 2000 Small Cap Index, both of which are comprised of issuers with market capitalizations generally similar to that of the Company.

	2011	2012	2013	2014	2015	2016
Kaman Corporation	100.00	137.26	150.83	154.62	160.22	195.28
S&P Small Cap 600	100.00	114.09	164.38	173.84	170.41	215.67
Russell 2000	100.00	116.35	161.52	169.42	161.95	196.45

ITEM 6.     SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL DATA
(in thousands, except per share amounts, shareholders and employees)

	2016[1]	2015[2]	2014[3]	2013[4]	2012[5]
OPERATIONS
Net sales from continuing operations	$1,808,376	$1,775,125	$1,794,962	$1,653,921	$1,563,342
Operating income from continuing operations	105,923	104,519	110,507	103,346	91,589
Earnings from continuing operations before income taxes	89,704	87,989	96,502	90,654	79,695
Income tax expense	30,850	27,551	30,722	31,588	26,748
Earnings from continuing operations	58,854	60,438	65,780	59,066	52,947
Earnings (loss) from discontinued operations, net of taxes	—	—	(2,924)	(2,386)	755
Gain (loss) on disposal of discontinued operations, net of taxes	—	—	(4,984)	420	1,323
Net earnings	$58,854	$60,438	$57,872	$57,100	$55,025
FINANCIAL POSITION
Current assets	$698,553	$676,035	$662,256	$665,205	$618,045
Current liabilities	353,886	236,689	221,724	227,956	223,952
Working capital	344,667	439,346	440,532	437,249	394,093
Property, plant and equipment, net	176,521	175,586	147,825	148,508	128,669
Total assets	1,426,286	1,439,611	1,199,281	1,138,088	1,093,876
Long-term debt, excluding current portion	296,598	434,227	269,308	262,112	246,468
Shareholders’ equity	565,787	543,077	517,665	511,292	420,193
PER SHARE AMOUNTS
Basic earnings per share from continuing operations	$2.17	$2.22	$2.43	$2.21	$2.00
Basic earnings (loss) per share from discontinued operations	—	—	(0.11)	(0.09)	0.03
Basic earnings (loss) per share from disposal of discontinued operations	—	—	(0.18)	0.02	0.05
Basic earnings per share	$2.17	$2.22	$2.14	$2.14	$2.08
Diluted earnings per share from continuing operations	$2.10	$2.17	$2.37	$2.17	$1.99
Diluted earnings (loss) per share from discontinued operations	—	—	(0.11)	(0.09)	0.03
Diluted earnings (loss) per share from disposal of discontinued operations	—	—	(0.18)	0.02	0.05
Diluted earnings per share	$2.10	$2.17	$2.08	$2.10	$2.07
Dividends declared	$0.72	$0.72	$0.64	$0.64	$0.64
Shareholders’ equity	20.87	20.09	19.08	19.04	15.79
Market price range – High	50.94	43.47	44.60	40.35	37.54
Market price range – Low	37.13	35.09	37.43	32.16	26.10
AVERAGE SHARES OUTSTANDING
Basic	27,107	27,177	27,053	26,744	26,425
Diluted	28,072	27,868	27,777	27,143	26,622
GENERAL STATISTICS
Registered shareholders	3,261	3,402	3,532	3,642	3,685
Employees	5,265	5,258	4,797	4,743	5,007
 (See Footnotes below)

(Footnotes to Five-Year Selected Financial Data above)

Included within certain annual results are a variety of unusual or significant items that may affect comparability. The most significant of such items are described below.

1.
Results for 2016 include $5.1 million of acquisition transaction and integration costs related to our 2015 acquisitions, $2.5 million of severance costs at our Aerospace segment, of which $1.1 million is included in acquisition transaction and integration costs, and $1.0 million of restructuring and severance costs at our Distribution segment. Additionally, the carrying amount of the Convertible Notes was reclassified to current liabilities, as these Notes are convertible through April 3, 2017. Upon closure of the conversion period, the Notes will remain in current liabilities due to their scheduled maturity.

2.
Results for 2015 include $5.1 million in expense related to the acquisitions at both the Aerospace and Distribution segments, $4.0 million in expense associated with the resolution of the matters related to our AH-1Z program, $3.0 million of expenses related to foreign currency transactions associated with the purchase of GRW Bearing GmbH ("GRW"), and $2.4 million of expenses associated with restructuring and severance costs at our Distribution segment.

3.
Results for 2014 include the sale of the Distribution segment's Mexican operations for $9.6 million on December 19, 2014. The net loss of $5.3 million resulting from the sale is included in the loss on disposal of discontinued operations for 2014. Additionally, we incurred $2.2 million of costs associated with the sale of our Moosup facility.

4.
Results for 2013 include a $2.1 million non-cash non-tax deductible charge for the impairment of goodwill related to Vermont Composites and a gain on discontinued operations due to a $0.4 million favorable tax result versus previous estimates and other activity related to the settlement of the closing balance sheet of the Distribution segment's Canadian operations.

5.
The Company sold substantially all of the assets and liabilities of the Distribution segment's Canadian operations for $8.7 million on December 31, 2012, resulting in a net gain of $1.3 million. Additionally in 2012, we recorded $3.3 million of net loss related to the resolution of an Aerospace segment program related matter.

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

OVERVIEW OF BUSINESS

Kaman Corporation conducts business through two business segments:

•
The Distribution segment is a leading power transmission, automation and fluid power industrial distributor with operations throughout the United States. The segment provides electro-mechanical products, bearings, power transmission, motion control and electrical and fluid power components to a broad spectrum of industrial markets serving both MRO and OEM customers.

•
The Aerospace segment produces and markets proprietary aircraft bearings and components; super precision, miniature ball bearings; complex metallic and composite aerostructures for commercial, military and general aviation fixed and rotary wing aircraft; and safe and arming solutions for missile and bomb systems for the U.S. and allied militaries. The segment also markets the design and supply of aftermarket parts to businesses performing MRO in aerospace markets; performs helicopter subcontract work; restores, modifies and supports our SH-2G Super Seasprite maritime helicopters; manufactures and supports our K-MAX® manned and unmanned medium-to-heavy lift helicopters; and provides engineering design, analysis and certification services.

Company financial performance

•	Net sales from continuing operations increased 1.9% compared to the prior year.

•	Earnings from continuing operations decreased 2.6% compared to the prior year.

•	Diluted earnings per share from continuing operations decreased to $2.10 in 2016 compared to $2.17 in the prior year.

•	Cash flows provided by operating activities from continuing operations were $107.7 million for 2016, a decrease of $1.9 million when compared to the prior year.

Recent events

•
On February 21, 2017, the Board of Directors raised the quarterly dividend from $0.18 per share to $0.20 per share, an 11% increase to our quarterly dividend. This dividend will be paid on April 6, 2017, to shareholders of record on March 21, 2017.

•
In December 2016, the Company successfully delivered its first airframe from the K-MAX® production line in Jacksonville, Florida, to the Company’s plant in Bloomfield, Connecticut, where it is undergoing final assembly, testing, and certification. Delivery of this aircraft to our customer is expected to occur in the second quarter of 2017.

•
On January 1, 2017, Paul M. Villani became the Company's Senior Vice President and Chief Information Officer, following the retirement of Ronald M. Galla, former Senior Vice President and Chief Information Officer.

•
On July 13, 2016, our Aerospace segment announced it had been awarded a three-year contract with NAVAIR for the establishment of depot level maintenance capabilities for the Egyptian Air Force ("EAF") SH-2G(E) helicopter program, in support of the ten aircraft currently in operation. The EAF recently acquired seven Excess Defense Article ("EDA") SH-2G aircraft from NAVAIR, which could potentially increase the fleet size from ten to seventeen aircraft.

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

•
In June 2016, the Aerospace segment received PMA for the main driveshaft on the MD500 helicopter, representing the first PMA achieved in collaboration between EXTEX, a business acquired in November 2015, and our legacy specialty bearing and engineered products operations.

•
In May 2016, the Company announced that its Aerospace segment was awarded the production, manufacture and supply of Bombardier Challenger CL350 and Global Express 5000/6000 metallic detail wing structure packages by MHI Canada Aerospace, Inc. Deliveries of these components will begin this year and extend through 2020.

RESULTS OF CONTINUING OPERATIONS

Consolidated Results

Net Sales from Continuing Operations

	2016	2015	2014
In thousands
Distribution	$1,106,322	$1,177,539	$1,161,992
Aerospace	702,054	597,586	632,970
Total	$1,808,376	$1,775,125	$1,794,962
$ change	33,251	(19,837)	141,041
% change	1.9%	(1.1)%	8.5%
The following table details the components of the above changes as a percentage of consolidated net sales:

	2016	2015	2014

Organic Sales:
Distribution	(4.3)%	(2.0)%	2.0%
Aerospace	2.3%	(2.4)%	1.1%
Total Organic Sales	(2.0)%	(4.4)%	3.1%

Acquisition Sales:
Distribution	0.3%	2.9%	5.4%
Aerospace	3.6%	0.4%	—%
Total Acquisition Sales	3.9%	3.3%	5.4%

% change in net sales	1.9%	(1.1)%	8.5%
The increase in net sales from continuing operations for 2016 as compared to 2015 was attributable to the contribution of $68.7 million in sales from our 2015 acquisitions and an increase in organic sales at our Aerospace segment. These increases were offset by a decrease in organic sales at our Distribution segment. Foreign currency exchange rates relative to the U.S. dollar had an unfavorable impact of $5.9 million on net sales.

The decrease in net sales from continuing operations for 2015 as compared to 2014 was attributable to a decrease in organic sales at both our Aerospace and Distribution segments and the unfavorable impact on sales of foreign currency exchange rates of $8.1 million. These decreases were offset by the contribution of $60.1 million in sales from acquisitions completed in 2015 and 2014.

See Segment Results of Operations and Financial Condition below for further discussion of segment net sales.

Gross Profit from Continuing Operations

	2016	2015	2014
In thousands
Gross profit	$549,092	$517,234	$507,939
$ change	31,858	9,295	44,628
% change	6.2%	1.8%	9.6%
% of net sales	30.4%	29.1%	28.3%

Gross profit from continuing operations increased in 2016 as compared to 2015, primarily due to the contribution of $22.6 million of gross profit from our 2015 acquisitions and organic growth at our Aerospace segment. The increase in organic gross profit at our Aerospace segment is primarily attributable to higher sales of our JPF and commercial bearing products, increased sales associated with our K-MAX® program and legacy missile fuze programs and the absence of $4.0 million in expense associated with the resolution of matters related to our AH-1Z program in 2015. These increases were partially offset by lower sales under the SH-2G(I) contract with New Zealand, lower sales volume of our military bearing products and a decrease in gross margin on the Boeing 767/777 program attributable to cost growth. Additionally, there was a decline in organic gross profit at our Distribution segment primarily due to decreases in sales in the mining, merchant wholesalers durable goods and machinery manufacturing industries. These decreases were partially offset by increases in sales in the food manufacturing, chemical manufacturing and primary metal manufacturing industries. Additionally, gross profit as a percentage of net sales increased due to management's continued productivity and efficiency initiative to improve operating performance at the Distribution segment.

Gross profit from continuing operations increased in 2015 reflecting higher gross profit at both our Distribution and Aerospace segments. The primary driver of the increases was the contribution of $17.7 million of gross margin from acquisitions completed in 2015 and 2014. Additionally, gross profit as a percentage of net sales increased due to the mix of sales shifting to higher margin programs in our Aerospace segment, specifically higher JPF direct commercial sales, the contribution of gross profit on our SH-2G program with Peru, higher sales volume and corresponding gross profit on our military bearing products and the contribution of gross profit on our commercial bearing products primarily used in distribution, regional aircraft and engines. These increases were partially offset by lower sales under our SH-2G(I) program with New Zealand, lower sales volume on our legacy missile fuze programs, a decline in gross margin on certain composite structure programs, $4.0 million in expense associated with the resolution of matters related to our AH-1Z program and lower sales volume on our Bell Helicopter composite blade program. Additionally, there was a decline in organic gross profit at our Distribution segment primarily due to decreases in the machinery manufacturing, merchant wholesalers durable goods, mining and transportation equipment manufacturing industries. These decreases were partially offset by increases in the computer and electronic product manufacturing, paper manufacturing and chemical manufacturing industries.

Selling, General & Administrative Expenses (S,G&A) associated with Continuing Operations

	2016	2015	2014
In thousands
S,G&A	$443,158	$413,043	$397,199
$ change	30,115	15,844	39,447
% change	7.3%	4.0%	11.0%
% of net sales	24.5%	23.3%	22.1%

S,G&A increased for the year ended December 31, 2016, as compared to 2015. The following table details the components of this change:

	2016	2015	2014

Organic S,G&A:
Distribution	1.0%	—%	2.5%
Aerospace	2.5%	0.2%	0.2%
Corporate	(1.1)%	0.2%	2.5%
Total Organic S,G&A	2.4%	0.4%	5.2%

Acquisition S,G&A:
Distribution	0.3%	3.1%	5.8%
Aerospace	4.6%	0.5%	—%
Total Acquisition S,G&A	4.9%	3.6%	5.8%

% change in S,G&A	7.3%	4.0%	11.0%

S,G&A expenses associated with continuing operations increased for 2016 as compared to 2015 primarily due to $20.0 million of incremental S,G&A expenses related to our 2015 acquisitions and higher expenses at both our Aerospace and Distribution segments. The Aerospace segment experienced higher costs associated with the sale of government contract program inventory which included previously capitalized general and administrative expenses. The increase in expenses at our Distribution segment was primarily due to the implementation of our productivity and efficiency initiative to improve operating performance and related incentive compensation costs. These increases were partially offset by benefits received from, and the absence of costs associated with, the Distribution segment's 2015 restructuring activities and lower costs associated with the vehicle fleet at Distribution. Additionally, partially offsetting the increases in our segment S,G&A expenses were lower corporate expenses primarily due to the absence of acquisition related costs.

S,G&A expenses associated with continuing operations increased for 2015 as compared to 2014 primarily due to $14.4 million of S,G&A expenses related to our 2015 and 2014 acquisitions, a $0.9 million increase in corporate expenses and higher expenses at our Aerospace segment. Corporate expenses increased due to acquisition costs associated with our 2015 acquisitions and an increase in consulting costs. These increases were partially offset by the absence of costs incurred in the prior year in connection with the sale of our Moosup facility, lower salary and benefit expenses and lower long-term incentive compensation costs. The increase in expenses at our Aerospace segment was primarily due to a reduction of inventory on government contracts where allowable general and administrative expenses are included in inventory. Organic expenses at our Distribution segment remained relatively flat from 2014 to 2015. This was a result of lower expenses primarily due to a decrease in salary and benefit expenses, specifically lower incentive compensation costs, and lower costs associated with our vehicles, offset by costs related to restructuring activities, higher pension expense, an increase in consulting costs and higher depreciation and project expenses in part attributable to the introduction of the new Enterprise Resource Planning ("ERP")( system.

Operating Income from Continuing Operations

	2016	2015	2014
In thousands
Operating income	$105,923	$104,519	$110,507
$ change	1,404	(5,988)	7,161
% change	1.3%	(5.4)%	6.9%
% of net sales	5.9%	5.9%	6.2%

The increase in operating income from continuing operations for 2016 as compared to 2015 was due to the contribution of operating income from our 2015 acquisitions, an increase in organic operating income at our Aerospace segment and lower corporate expenses, primarily due to the absence of acquisition related costs. These changes were partially offset by a decrease in operating income at our Distribution segment. The decrease in operating income from continuing operations for 2015 as compared to 2014 was driven by lower organic operating income at our Distribution segment and higher corporate expenses. These decreases were partially offset by an increase in operating income at our Aerospace segment and the contribution of operating income from our acquisitions completed in 2015 and 2014. See Segment Results of Operations and Financial Condition below for further discussion of segment operating income.

Interest Expense, Net

	2016	2015	2014
In thousands
Interest expense, net	$15,747	$13,144	$13,382

Net interest expense generally consists of interest charged on the revolving credit facility and other borrowings and the amortization of debt issuance costs, offset by interest income. The increase in net interest expense for 2016 as compared to 2015 was primarily due to higher average borrowings under our revolving credit facility and a higher interest rate. At December 31, 2016, the interest rate for outstanding amounts on both the revolving credit facility and term loan agreement was 2.19% compared to 1.67% at December 31, 2015.

The decrease in net interest expense for 2015 as compared to 2014 was primarily due to lower average borrowings under our revolving credit facility. At December 31, 2015, the interest rate for outstanding amounts on both the revolving credit facility and term loan agreement was 1.67% compared to 1.70% at December 31, 2014.

Effective Income Tax Rate for Continuing Operations

	2016	2015	2014
Effective income tax rate	34.4%	31.3%	31.8%

The effective tax rate for continuing operations represents the combined federal, state and foreign tax effects attributable to pretax earnings for the year. The increase in the effective rate for 2016 as compared to 2015 was primarily the result of discrete items recognized in 2015 related to changes in tax laws. Prior to the law changes, we had established valuation allowances against certain net operating loss carryforwards. Some of these allowances were no longer deemed necessary as the changes to the tax laws made it more likely than not that these benefits will be realized.

The effective rate for 2015 was lower than the statutory rate in large part due to the impact of the discrete items discussed in the preceding paragraph. The primary cause of the 2014 effective tax rate being lower than the statutory tax rate was favorable adjustments recorded in 2014 reflecting differences between the provision for taxes recorded in 2013 and the actual returns filed for 2013 during 2014.

Gain/(Loss) on Disposal of Discontinued Operations, Net of Tax

The Company sold the Distribution segment's Mexican business unit, Delamac, on December 19, 2014. The sale resulted in a net loss on disposal of discontinued operations of $5.3 million for the year ended December 31, 2014.

The Company sold substantially all of the assets and liabilities of our Distribution segment's Canadian operations on December 31, 2012. We recorded a $0.3 million adjustment to the net gain on disposal of discontinued operations during the year ended December 31, 2014.

There were no earnings or losses from these discontinued operations during 2016 and 2015. More information on these transactions can be found in Note 2, Discontinued Operations, in the Notes to Consolidated Financial Statements included in this Form 10-K.

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
Results of Operations

The following table presents selected financial data for our Distribution segment:

	2016	2015	2014
In thousands
Net sales from continuing operations	$1,106,322	$1,177,539	$1,161,992
$ change	(71,217)	15,547	122,038
% change	(6.0)%	1.3%	11.7%

Operating income	$41,859	$49,441	$56,765
$ change	(7,582)	(7,324)	10,559
% change	(15.3)%	(12.9)%	22.9%
% of net sales	3.8%	4.2%	4.9%

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

		2016	2015	2014
Organic Sales Per Sales Day (in thousands, except numbers of sales days)
Current period
Net sales from continuing operations		$1,106,322	$1,177,539	$1,161,992
Acquisition sales (a)		5,171	52,798	89,388
Organic sales		$1,101,151	$1,124,741	$1,072,604
Sales days		253	253	253
Organic sales per sales day for the current period	a	$4,352	$4,446	$4,240

Prior period
Net sales from the prior year		$1,177,539	$1,161,992	$1,039,954
Sales days in the prior year		253	253	253
Organic sales per sales day from the prior year	b	$4,654	$4,593	$4,110

% change in organic sales per sales day	(a-b)/b	(6.5)%	(3.2)%	3.2%

(a)
Sales contributed by an acquisition are included in organic sales beginning with the thirteenth month following the date of acquisition. Prior period information is adjusted to reflect acquisition sales for that period as organic sales when calculating organic sales per sales day.

2016 versus 2015

The decrease in net sales from continuing operations for 2016 as compared to 2015 was driven by lower sales volume to both our maintenance, repair and overhaul customers and original equipment manufacturer customers. Looking at the markets we serve, sales were lower in the mining, machinery manufacturing, merchant wholesalers durable goods and paper manufacturing markets. Partially offsetting these decreases, were higher sales in food manufacturing and nonmetallic mineral product markets.

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

Operating Income

2016 versus 2015

Operating income from continuing operations decreased during 2016 as compared to 2015 primarily due to lower organic sales and related gross profit and higher S,G&A costs. The increase in S,G&A expenses at our Distribution segment mostly relates to $12.6 million of implementation expenses incurred in 2016 associated with our productivity initiative which includes operational process improvements and data analytics, primarily focused on expanding operating margins. These costs are not expected to recur at the same levels in future periods. These increases were partially offset by benefits received and the absence of costs associated with restructuring activities undertaken in the fourth quarter of 2015 and lower costs associated with our vehicles.

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

Other Matters

Enterprise Resource Planning System

In July 2012, we announced a decision to invest in a new ERP business system for our Distribution segment with an estimated total cost of $45.0 million. Since our announcement in 2012, Distribution has acquired nine businesses. To date, we have implemented the new ERP system at four acquired entities, of which two were not included in the original project scope. Additionally, an upgraded version of the software was released during the early stages of our initial implementation plan and Distribution elected to install this major upgrade because of the increased functionality, enhanced features and new user interface it offered. Recently, we completed another upgrade to the latest commercially available version of the software, which resulted in improved performance and functionality at the four locations currently on the ERP system. In order to accomplish full deployment to the bearings and transmission platform, there remains a significant amount of effort to ensure the systems will operate to our specifications and provide expected benefits, while limiting any potential disruption to our business and ancillary information technology systems. As a result of the unplanned implementations at the acquired businesses and the software upgrades, our implementation timeline has been extended. With the extension of our implementation timeline, the estimated total project cost has increased to $51.1 million.

For the years ended December 31, 2016, 2015, and 2014, expenses incurred totaled approximately $1.4 million, $1.0 million and $0.8 million, respectively, and capital expenditures totaled $3.7 million, $5.1 million, and $8.0 million, respectively. Total to date ERP system capital expenditures as of December 31, 2016 were $34.5 million. Depreciation expense for the ERP system for the years ended December 31, 2016, 2015, and 2014, totaled $2.8 million, $2.9 million and $1.9 million, respectively.

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

Results of Operations

The following table presents selected financial data for our Aerospace segment:

	2016	2015	2014
In thousands
Net sales	$702,054	$597,586	$632,970
$ change	104,468	(35,384)	19,003
% change	17.5%	(5.6)%	3.1%

Operating income	$115,005	$110,328	$108,697
$ change	4,677	1,631	6,124
% change	4.2%	1.5%	6.0%
% of net sales	16.4%	18.5%	17.2%

Net Sales

2016 versus 2015

Aerospace segment net sales increased due to the contribution of $63.5 million of sales from our 2015 acquisitions and an increase in organic sales of $41.0 million. Organic sales increased due to increases in sales of both our commercial and military product programs of $34.8 million and $6.2 million, respectively.

The increase in organic sales generated by our commercial programs/products is primarily attributable to higher sales associated with our K-MAX® program and higher commercial bearing product sales to original equipment manufacturers, totaling $33.9 million.

The increase in organic sales generated by our military programs/products is primarily due to increased sales of our JPF to the USG, higher sales associated with our legacy missile fuze programs, increased sales volume on our Bell Helicopter composite blade program and sales under the SH-2G program with Peru. These increases, totaling $50.6 million, were partially offset by a $43.5 million decrease due to lower sales associated with our SH-2G(I) contract with New Zealand, lower sales on the Boeing A-10 program, a decrease in military bearing product sales and lower sales under the AH-1Z program.

Foreign currency exchange rates relative to the U.S. dollar had an unfavorable impact of $5.9 million on net sales.

2015 versus 2014

Aerospace segment net sales decreased due to decreases in sales of both our military and commercial product programs of $28.7 million and $6.7 million, respectively, including an adverse impact of foreign currency translation of $8.1 million. The decrease in military sales was primarily attributable to lower sales associated with the JPF program with the USG, our SH-2G contracts with New Zealand and Egypt, legacy missile and bomb fuze programs, certain composite structure programs and the Sikorsky BLACK HAWK helicopter program. Additionally, the absence of sales under the C-17 program contributed to this decrease, as this program was completed in 2014. These decreases, totaling $99.0 million, were offset by $70.6 million in increases, primarily due to higher direct sales to foreign militaries of the JPF, higher sales under the AH-1Z program and sales under the SH-2G program with Peru.

The decrease in commercial sales was primarily attributable to lower sales associated with our Bell Helicopter composite blade program and certain composite structure programs and a decline in sales volume on commercial bearing products primarily used in regional aircraft and engines and sold through distribution channels. These decreases, totaling $25.5 million, were partially offset by a $19.1 million increase in commercial sales associated with our K-MAX® program, higher commercial bearing product sales to original equipment manufacturers, higher composite imaging sales, an increase in sales associated with our Boeing 747-8 wing-to-body program and $7.0 million in sales from our 2015 acquisitions.

Operating Income

2016 versus 2015
The increase in operating income for 2016 as compared to 2015 was primarily due to the contribution of $21.2 million of gross profit from our 2015 acquisitions and higher organic gross profit. The increase in organic gross profit was primarily attributable to higher sales of our JPF and commercial bearing products, increased sales under our K-MAX® program and legacy missile fuze programs and the absence of $4.0 million in expense associated with the resolution of matters related to our AH-1Z program in 2015. These increases, totaling $34.6 million, were partially offset by the S,G&A expenses of the businesses we acquired in 2015, lower sales and associated gross profit under the SH-2G(I) contract with New Zealand, lower military bearing products sales volume and a decrease in gross margin on the Boeing 767/777 program attributable to cost growth.
Additionally, offsetting some of the increase in operating income was higher S,G&A expenses attributable to the sale of inventory associated with government contracts which included previously capitalized general and administrative expenses. See the table below for the expense recorded or benefit received from S,G&A expenses capitalized in inventory for certain government contracts.

2015 versus 2014
The increase in operating income for 2015 as compared to 2014 was primarily due to higher direct sales to foreign militaries of our JPF and the corresponding gross profit from these sales. In addition, operating income increased, to a lesser extent, due to gross profit contribution from our SH-2G program with Peru, higher military bearing products sales volume, higher sales volume for our commercial bearing products primarily used in regional aircraft and engines and sold through distribution channels and the contribution of gross margin from our 2015 acquisitions. Additionally, improved performance on our long-term contracts leading to changes in our contract cost estimates contributed approximately $4.8 million to operating income in 2015, the largest of these improvements being approximately $3.4 million associated with our JPF program. These increases totaled $35.8 million and were partially offset by lower sales associated with our SH-2G(I) program with New Zealand, lower sales volume on our legacy missile fuze programs, a decline in gross margin on certain composite structure programs, $4.0 million in expense associated with the resolution of matters related to our AH-1Z program and lower sales volume on our Bell Helicopter composite blade program.
For certain USG contracts, S,G&A expenses are capitalized in inventory until revenue is recognized, to the extent that gross profit is available to offset the S,G&A expenses. See the table below for the expense recorded or benefit received from S,G&A expenses capitalized in inventory for certain government contracts.

	2016	2015	2014
In thousands
S,G&A expensed (capitalized), net	$2,465	$(3,267)	$786

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

Revenue and cost estimates for all significant long-term contracts for which revenue is recognized using the percentage-of-completion method of accounting are reviewed and reassessed quarterly. Based upon these reviews, we record the effects of adjustments in profit estimates each period. If at any time management determines that in the case of a particular contract total costs will exceed total contract revenue, we record a provision for the entire anticipated contract loss at that time. The net decrease in our operating income from changes in contract estimates totaled $0.8 million for the year ended December 31, 2016. The decrease in 2016 was primarily a result of cost growth on various programs, including the Boeing 767/777 program, the A-10 program and certain composites structures and assembly programs. This cost growth was partially offset by improved performance on the JPF program. For the year ended December 31, 2015, the net increase in our operating income from changes in contract estimates totaled $4.8 million, excluding $4.0 million in expense associated with the resolution of matters related to our AH-1Z program. The increase in 2015 was primarily a result of improved performance on the JPF and another legacy bomb fuze program. The net increase in our operating income from changes in contract estimates totaled $1.9 million for the year ended December 31, 2014. The increase in 2014 was primarily a result of improved performance on the New Zealand SH-2G(I) program, the JPF program and a mix of composite programs. These improvements were slightly offset by cost growth on the Sikorsky BLACK HAWK helicopter program.

Backlog

	2016	2015	2014
In thousands
Backlog	$581,619	$659,350	$518,025

The backlog balance decreased from 2015 to 2016, primarily due to deliveries under various programs. These decreases were partially offset by orders associated with our AH-1Z helicopter program and the SH-2G program with Peru.

The backlog balance increased from 2014 to 2015, primarily due to the USG JPF Program Option 12 award and JPF commercial sales orders received for foreign militaries, orders for our K-MAX® aircraft and orders under certain legacy missile and bomb fuze programs. These increases were partially offset by work performed on the SH-2G(I) New Zealand program.

Major Programs/Product Lines

Defense Markets

A-10

The segment has contracted with Boeing to produce the wing control surfaces (inboard and outboard flaps, slats and deceleron assemblies) for the USAF’s A-10 fleet. This contract has a potential value of over $110.0 million; however, annual quantities will vary, as they are dependent upon the orders Boeing receives from the USAF. Initial deliveries under this program began in the third quarter of 2010 and full rate production began during the fourth quarter of 2012. Through December 31, 2016, 162 shipsets have been delivered over the life of the program, and approximately 11 shipsets remain in backlog. In 2016, the USAF indicated that they would delay the retirement of the A-10 fleet due to its vital close air support, search and rescue capabilities and the lack of a suitable replacement. We continue to monitor the defense budget and understand that despite this positive indication, the future of this program could be at risk without the continued support of Congress. We have not received any orders for additional shipsets, and as such, we expect a break in production as we complete the units we currently have on order and wait for follow-on orders from our customer. We have not received any indication from our customer that this program will be terminated. Production and deliveries under this contract have been extended through the first quarter of 2017. Tooling and nonrecurring costs on this program are being amortized over 242 shipsets, the number of shipsets expected to be delivered under this program. At December 31, 2016 and 2015, our program backlog was $5.3 million and $14.4 million, respectively, and total program inventory was $12.8 million and $17.1 million, respectively. The current total program inventory includes nonrecurring costs of $8.7 million, which may not be recoverable in the event of a significant break in production or contract termination prior to the completion of the 242 shipsets.

Bearings

Our bearings products are included on numerous military platforms manufactured in North America, Asia and Europe. These products are used as original equipment and/or specified as replacement parts by the manufacturers. The most significant portion of our military bearings sales is derived from U.S. military platforms, such as the AH-64 helicopter, Virginia Class submarine and Joint Strike Fighter aircraft, and sales in Europe for the Typhoon program. These products are primarily proprietary self-lubricating, ball and roller bearings for aircraft flight controls, turbine engines and landing gear, and helicopter driveline couplings.

BLACK HAWK

The Sikorsky BLACK HAWK helicopter cockpit program involves the manufacture of cockpits including the installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines, and the composite structure that holds the windscreen for most models of the BLACK HAWK helicopter. As a result of lower customer demand, we delivered 74 cockpits in 2016 as compared to the 76 cockpits delivered in 2015. Included in backlog at December 31, 2016 and 2015, was $45.6 million and $56.5 million, respectively, for orders on this program. We anticipate cockpit deliveries to total 73 in 2017.

AH-1Z

In February 2016, we reached an agreement with our customer that modified the scope of the AH-1Z contract and which, among other things, resolved outstanding claims associated with this program. We agreed to pay our customer $4.0 million, all of which had been accrued at the end of 2015, and the customer agreed to pay us $4.3 million. Both of these transactions were completed during the third quarter of 2016. Given the current volume of firm orders, we estimate the contract to be a zero margin program, taking into consideration the $1.4 million of S,G&A costs capitalized in inventory associated with this contract. As of December 31, 2016 and 2015, our backlog for this program was $45.4 million and $10.2 million, respectively.

SH-2G Peru

During 2016, we were awarded a contract for $41.0 million with General Dynamics Mission Systems—Canada to commence work on the implementation phase of the previously announced Peruvian Navy's SH-2G Super Seasprite aircraft program. This contract is for the remanufacture and upgrade of four Kaman SH-2G Super Seasprite aircraft and support for the operation of a fifth aircraft for the Peruvian Navy. The total expected value to Kaman for the combined program, including this contract and previously issued contracts, now totals $50.5 million. Total backlog at December 31, 2016 and 2015, was $32.4 million and $10.8 million, respectively.

FMU-152 A/B – Joint Programmable Fuze

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

Sales of these fuzes can be direct to the USG, Foreign Military Sales ("FMS") through the USG and direct commercial sales to foreign militaries that, although not funded by the USG, require proper regulatory approvals from the USG. During 2016, we were awarded direct commercial sales contracts totaling $93.0 million. The delay in receipt of government approvals has shifted deliveries for this JPF DCS award into the fourth quarter of 2017.

A total of 5,470 fuzes passed acceptance testing and were delivered to our customers during the fourth quarter of 2016, for a total of 31,058 fuzes delivered in 2016, representing $136.3 million of sales. We expect to deliver 33,000 to 37,000 fuzes in 2017. A significant portion of these deliveries will be under Option 12 of our JPF program with the USG. Fuzes under Option 12 were negotiated at a lower selling price than Option 11 and the transition to Option 12 is expected to have an unfavorable margin impact of approximately $6.5 million in 2017.

The Company currently provides the FMU-152 A/B to the USAF and twenty-six other nations, but the U.S. Navy currently utilizes a different fuze - the FMU-139. In 2015, NAVAIR solicited proposals for a firm fixed price production contract to implement improvements to the performance characteristics of the FMU-139 (such improved fuze having been designated the FMU-139 D/B), and the USAF has stated that, if and when a contract is awarded and production begins, the funds associated with the FMU-152 A/B will be redirected to the FMU-139 D/B. During the third quarter of 2015, the U.S. Navy announced that a competitor was awarded the contract for the FMU-139 D/B. In the event the FMU-139 D/B program proceeds as planned and the USAF redirects the funds associated with the FMU-152 A/B to the FMU-139 D/B, our business, financial condition, results of operations and cash flows may be materially adversely impacted. The timing of the impact on our financial statements is dependent on the ability of our competitor to complete the design and qualification phase of the program and other factors. Our competitor has publicly stated that this program is expected to have a 32-month qualification phase, preceding production. Therefore, the earliest the Company may see an impact on its financial statements is 2019; however, due to the complexity of this program, the uncertainty associated with the successful completion of each phase in accordance with the planned schedule and the pending status of the USAF's final decision to redirect funds to the FMU-139 D/B, the timing and magnitude of the impact on the Company's financial statements is not certain. The Company believes there remains strong foreign demand for the FMU-152 A/B. Total JPF backlog at December 31, 2016, was $175.0 million, which represents orders for delivery into 2018. At December 31, 2015, total JPF backlog was $213.4 million.

Commercial Markets

K-MAX®

During the second quarter of 2015, we announced that our Aerospace segment was resuming production of commercial K-MAX® aircraft. The aircraft are being manufactured at our Jacksonville, Florida and Bloomfield, Connecticut facilities. The first new helicopter is expected to be delivered in the second quarter of 2017. As of December 31, 2016 and 2015, our backlog for this program was $13.7 million and $30.0 million, respectively. In addition to the six aircraft on order, we believe there is additional demand for new aircraft to support firefighting, logging and other industries requiring repetitive aerial lift capabilities for which K-MAX® is extremely well suited.

777 / 767

In January 2015, we signed a multi-year follow-on contract with Boeing for the production of fixed trailing edge ("FTE") assemblies for the Boeing 777 and 767 commercial aircraft. To date, Kaman has provided more than 1,000 FTE kits and assemblies for each of the 777 and 767 programs since 1995 and 1986, respectively. During 2016, on average we delivered eight shipsets per month on the Boeing 777 platform and two shipsets per month on the Boeing 767 platform, which includes one shipset per month associated with a military tanker derivative of the 767. For 2017, we estimate deliveries on the 777 program to be six shipsets per month and on the 767 program to be two shipsets per month which includes one shipset per month associated with a military tanker derivative of the 767. The total contract value is estimated to be in excess of $75 million; however, annual quantities will vary, as they are dependent upon the orders Boeing receives from its customers. As of December 31, 2016 and 2015, our backlog for these programs was $20.4 million and $26.1 million, respectively.

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
Additionally, our bearings offerings include super precision miniature ball bearings used primarily in aerospace applications, dental products, surgical power tools, analytical devices and various industrial applications.

Bell Helicopter

In November 2014, we were awarded an extension to our current contract with Bell Helicopter to manufacture skin and skin-to-core components for several of Bell’s commercial helicopter models. This three-year follow on contract has an expected value in excess of $24.0 million. The components are manufactured at our full-service aerospace innovation and manufacturing support center in Bloomfield, Connecticut. At December 31, 2016 and 2015, $8.9 million and $12.1 million, respectively was included in backlog for orders under this program. Annual quantities for this program will vary, as they are dependent upon the orders Bell receives from its customers.

Engineering Design Services

The Company offers engineering design services to Aerospace OEM customers. Engineering design service programs generate revenue primarily through the billing of employees' time spent on customer projects. Our engineers provide value to new aircraft development and product improvement programs.

Other Matters

Learjet 85

In 2010, our U.K. Composites operation was awarded a contract to manufacture composite passenger entry and over-wing exit doors for the Learjet 85, a mid-sized business jet built primarily from composites and featuring advances in aerodynamics, structures and efficiency; however, in October 2015, Bombardier Inc. announced the cancellation of its Learjet 85 business aircraft program. At December 31, 2016, total accounts receivable and inventory related to the program was $3.1 million, all of which we anticipate recovering. During the fourth quarter, we filed suit against our customer for the purposes of collecting the above amount.

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

We continue to rely upon bank financing as an important source of liquidity for our business activities including acquisitions. We believe this, when combined with cash generated from operating activities, will be sufficient to support our anticipated cash requirements for the foreseeable future. However, we may decide to raise additional debt or equity capital to support other business activities including potential future acquisitions. We anticipate our capital expenditures will be approximately $35.0 million in 2017, primarily related to machinery and equipment and information technology infrastructure.
In addition to our working capital requirements, one or more of the following items could have an impact on our liquidity during the next 12 months:

•
the matters described in Note 16, Commitments and Contingencies, in the Notes to Consolidated Financial Statements, including the cost of existing environmental remediation matters and deposits required to be made to the environmental escrow for the Moosup facility sold in 2014 discussed in Note 10, Environmental Costs;

•	contributions to our qualified pension plan and Supplemental Employees’ Retirement Plan (“SERP”);

•	deferred compensation payments to former directors and officers;

•	repurchase of common stock under the 2015 Share Repurchase Program;

•	payment of dividends;

•	costs associated with the start-up of new aerospace programs; and

•	the extension of payment terms by our customers.

In addition, our $115.0 million Convertible Notes became convertible during the third quarter and are scheduled to mature on November 15, 2017, unless earlier redeemed, repurchased or converted. We are currently assessing potential alternatives for the refinancing of these instruments prior to their scheduled maturity; however, there is sufficient borrowing capacity under our revolving credit agreement to provide the cash that would be required should the noteholders elect to convert their notes or to fund the settlement of the notes. We do not believe any of these matters will lead to a shortage of capital resources or liquidity that would adversely impact our business or results of operations.

We regularly monitor credit market conditions to identify potential issues that may adversely affect, or provide opportunities for, the securing and/or pricing of additional financing, if any, that may be necessary to continue with our growth strategy and finance working capital requirements.

Management regularly monitors its pension plan asset performance and the assumptions used in the determination of our benefit obligation, comparing them to actual experience. We continue to believe the assumptions selected are valid due to the long-term nature of our benefit obligation. In 2015 and prior, we used a single-weighted average discount rate to calculate interest and service cost associated with our defined benefit pension plans. For 2016, we utilized a "spot rate approach" in the calculation of interest and service cost for these plans. The spot rate approach applies separate discount rates for each projected benefit payment in the calculation of pension interest and service cost. This calculation change is considered a change in accounting estimate and was applied prospectively in 2016. The use of the spot rate approach had a $4.7 million favorable impact on pension expense in 2016 relative to our estimate of what the expense would have been had we not changed our approach. See additional details in the "Critical Accounting Estimates" section below.

Effective December 31, 2015, the qualified pension plan was frozen with respect to future benefit accruals. Under CAS 413 we must calculate the USG’s share of any pension curtailment adjustment resulting from the freeze. Such adjustments can result in an amount due to the USG for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position. During the fourth quarter of 2016, the Company accrued a $0.3 million liability representing our estimate of the amount due to the USG based on our pension curtailment adjustment calculation which was submitted to the USG for review in December. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on our results of operations, financial position and cash flows.

A summary of our consolidated cash flows from continuing operations is as follows:

	2016	2015	2014	16 vs. 15	15 vs.14
(in thousands)
Total cash provided by (used in):
Operating activities	$107,707	$109,584	$109,089	$(1,877)	$495
Investing activities	(37,583)	(232,608)	(100,059)	195,025	(132,549)
Financing activities	(43,959)	127,588	(3,538)	(171,547)	131,126

Free Cash Flow(a) :
Net cash provided by (used in) operating activities	$107,707	$109,584	$109,089	$(1,877)	$495
Expenditures for property, plant and equipment	(29,777)	(29,932)	(28,283)	155	(1,649)
Free cash flow	$77,930	$79,652	$80,806	$(1,722)	$(1,154)

(a) Free Cash Flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less expenditures for property plant and equipment, both of which are presented in our Consolidated Statements of Cash Flows. See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures, in this Form 10-K.

2016 vs. 2015

Net cash provided by operating activities of continuing operations decreased $1.9 million in 2016 compared to 2015, due to growth in inventory primarily attributable to the timing of deliveries on our JPF program and the build-up of inventory associated with the production of the K-MAX®, partially offset by higher depreciation and amortization expense, which is an adjustment to reconcile earnings from continuing operations to cash flows provided by operations. Depreciation and amortization expense increased as compared to the prior year due to the intangible and fixed assets acquired in 2015.

Net cash used in investing activities of continuing operations decreased $195.0 million primarily due to a decrease in cash used for acquisitions.

Net cash used in financing activities of continuing operations for 2016 was $44.0 million, compared to net cash provided by financing activities of continuing operations for 2015 of $127.6 million. This change is due to a $179.4 million net decrease in borrowings under our revolving credit facility and Term Loan facility. Borrowings under our revolving credit facility were higher in 2015 due to the acquisitions completed during the year. These decreases were partially offset by the change in repayments under the Term Loan facility. In 2016, we had repayments of $5.0 million, compared to $83.8 million of repayments in the prior year. The higher repayments in 2015 were a result of the completion of the amended and restated Credit Agreement in May 2015.

2015 vs. 2014

Net cash provided by operating activities of continuing operations increased $0.5 million in 2015 compared to 2014, primarily due to higher accounts receivable collections, advances on contracts received for our Peru and K-MAX® programs and cash generated as we near completion of our SH-2G(I) program. Offsetting these changes were a growth in inventory due to a delay in sales associated with our legacy missile fuze and composite structure programs, and higher employee benefit related payments.

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

Financing Arrangements

Credit Agreement

On May 6, 2015, the Company closed on an amended and restated $700.0 million Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank N.A., as Administrative Agent, Bank of America, N.A. and Citizens Bank, N.A. as Co-Syndication Agents and SunTrust Bank, KeyBank N.A., TD Bank, N.A., BB&T and Fifth Third Bank, as Co-Documentation Agents. The Credit Agreement amends and restates the Company's previously existing credit facility in its entirety to, among other things: (i) extend the maturity date to May 6, 2020; (ii) increase the aggregate amount of revolving commitments from $400.0 million to $600.0 million; (iii) reinstate the aggregate amount of outstanding Term Loans to $100.0 million; (iv) modify the affirmative and negative covenants set forth in the facility; and (v) effectuate a number of additional modifications to the terms and provisions of the facility, including its pricing. Capitalized terms used but not defined within this discussion of the Credit Agreement have the meanings ascribed thereto in the Credit Agreement.

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

Interest rates on amounts outstanding under the Credit Agreement are variable. At December 31, 2016 and 2015, the interest rates for the outstanding amounts on the Credit Agreement were 2.19% and 1.67%, respectively. In addition, we are required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.175% to 0.300% per annum, based on the Consolidated Senior Secured Leverage Ratio. Fees for outstanding letters of credit range from 1.25% to 2.00%, based on the Consolidated Senior Secured Leverage Ratio.

The financial covenants associated with the Credit Agreement include a requirement that (i) the Consolidated Senior Secured Leverage Ratio cannot be greater than 3.50 to 1.00, with an election to increase the maximum to 3.75 to 1.00 for four consecutive quarters, in connection with a Permitted Acquisition with consideration in excess of $125.0 million; (ii) the Consolidated Total Leverage Ratio cannot be greater than 4.00 to 1.00, with an election to increase the maximum to 4.25 to 1.00 for four consecutive quarters, in connection with a Permitted Acquisition with consideration in excess of $125.0 million; (iii) the Consolidated Interest Coverage Ratio cannot be less than 4.00 to 1.00; and (iv) Liquidity: (a) as of the last day of the fiscal quarter of the Company ending two full fiscal quarters prior to the stated maturity of the Specified Convertible Notes, cannot be less than an amount equal to 50% of the outstanding principal amount of the Specified Convertible Notes, and (b) as of the last day of each fiscal quarter of the Company ending thereafter, cannot be less than an amount equal to the outstanding principal amount of the Specified Convertible Notes as of such day. The Company was in compliance with those financial covenants as of and for the quarter ended December 31, 2016, and management does not anticipate noncompliance in the foreseeable future.

Total average bank borrowings under our revolving credit facility and term loan facility during the year ended December 31, 2016, were $315.6 million compared to $192.5 million for the year ended December 31, 2015. As of December 31, 2016 and 2015, there was $209.5 million and $259.9 million available for borrowing, respectively, net of letters of credit. Letters of credit are generally considered borrowings for purposes of calculating available borrowings. A total of $5.9 million in letters of credit were outstanding as of December 31, 2016 and 2015.

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

At December 31, 2016, the market value of the Company's Common Stock exceeded 130% of the conversion price for the notes for 20 or more of the last 30 consecutive trading days preceding the quarter end. As a result, the Convertible Notes are convertible at the option of the noteholders and will continue to be convertible through April 3, 2017. The carrying amount of the Convertible Notes was reclassified to current liabilities and a portion of the equity component, representing the unamortized debt discount, was reclassified to temporary equity on the Company's Consolidated Balance Sheet as of December 31, 2016. Upon closure of the conversion period, the Notes will remain in current liabilities due to the scheduled maturity and the temporary equity will be reclassified into permanent equity.

The following table illustrates the conversion rate at each date:

	December 31, 2016	December 31, 2015
Convertible Notes
Conversion Rate per $1,000 principal amount (1)	29.9134	29.8059
Conversion Price (2)	$33.4298	$33.5504
Contingent Conversion Price (3)	$43.46	$43.62
Aggregate shares to be issued upon conversion (4)	3,440,045	3,427,679
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

The following table illustrates the warrant price at each date:

	December 31, 2016	December 31, 2015
Warrants
Warrant Price	$43.72	$43.87

The note payable principal balance at the date of issuance of $115.0 million was bifurcated into the debt component of $101.7 million and the equity component of $13.3 million. The difference between the note payable principal balance and the value of the debt component is being accreted to interest expense over a period of 7 years. The debt component was recognized at the present value of associated cash flows discounted using a 5.25% discount rate, the borrowing rate at the date of issuance for a similar debt instrument without a conversion feature. We recorded $0.5 million of debt issuance costs as an offset to additional paid-in capital. The balance, $3.1 million, is being amortized over the term of the notes. Total amortization expense for the years ended December 31, 2016, 2015, and 2014 was $0.6 million, $0.5 million and $0.5 million.

The following table illustrates the dilutive effect of securities issued under the convertible debt and warrants at various theoretical average share prices for our stock as of December 31, 2016:

	Theoretical Average Share Price of Kaman Stock
	$33.43	$43.72	$46.50	$50.00	$55.00
Dilutive Shares associated with:
Convertible Debt	—	809,417	966,926	1,140,045	1,349,135
Warrants	—	—	205,974	432,359	705,785
Total dilutive shares	—	809,417	1,172,900	1,572,404	2,054,920

Debt Issuance Costs

Total expense associated with the amortization of debt issuance costs for the years ended December 31, 2016, 2015 and 2014, was $1.0 million, $1.0 million and $1.1 million, respectively.

Interest Rate Swaps

During 2015, we entered into interest rate swap agreements for the purposes of hedging the eight quarterly variable-rate Term Loan interest payments due in 2016 and 2017. Additionally, we have entered into interest rate swap agreements to effectively convert $83.8 million of our variable rate revolving credit facility debt to a fixed interest rate. These interest rate swap agreements were designated as cash flow hedges and intended to manage interest rate risk associated with our variable-rate borrowings and minimize the impact on our earnings and cash flows of interest rate fluctuations attributable to changes in LIBOR rates. Interest expense associated with these interest rate swap agreements for the year ended December 31, 2016, was $0.9 million. There was no interest expense associated with these interest rate swaps in 2015.

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

Other Sources/Uses of Capital

Pension

We contributed $10.0 million to the qualified pension plan and paid $0.5 million in SERP benefits during both 2016 and 2015. In 2017, we have contributed $10.0 million to the qualified pension plan (as of the date of this filing) and do not anticipate making any further contributions this year. We expect to pay $3.1 million in SERP benefits in 2017.

Acquisitions

The following table illustrates the cash paid for acquisitions:

	For the year ended December 31,
	2016	2015	2014
In thousands
Cash paid for acquisitions completed during the year	$—	$196,395	$70,948
Cash paid for holdback payments during the year	1,014	3,404	3,060
Earn-out and other payments during the year	5,617	1,453	3,610
Total cash paid for acquisitions	$6,631	$201,252	$77,618

Total consideration for acquisitions completed in 2015 and 2014 was $197.1 million and $71.9 million, respectively. We anticipate that we will continue to identify and evaluate potential acquisition candidates, the purchase of which may require the use of additional capital.

Stock Repurchase Plans

On April 29, 2015, we announced that our Board of Directors approved a share repurchase program ("2015 Share Repurchase Program") authorizing the repurchase of up to $100.0 million of the common stock, par value $1.00 per share, of the Company. This new program replaces our 2000 Stock Repurchase Program. We currently intend to repurchase shares to offset the annual issuance of shares under our employee stock plans, but the timing and actual number of shares repurchased will depend on a variety of factors including stock price, market conditions, corporate and regulatory requirements, capital availability and other factors, including acquisition opportunities. As of December 31, 2016, we had repurchased 600,000 shares under the 2015 Share Repurchase Program and approximately $74.9 million remained available for repurchases under this authorization.

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

Organic Sales (in thousands)
	2016	2015	2014
Distribution
Net sales	$1,106,322	$1,177,539	$1,161,992
Less: Acquisition Sales	5,171	52,798	89,388
Organic Sales	$1,101,151	$1,124,741	$1,072,604
Aerospace
Net sales	$702,054	$597,586	$632,970
Less: Acquisition Sales	63,483	7,297	—
Organic Sales	$638,571	$590,289	$632,970
Consolidated
Net sales	$1,808,376	$1,775,125	$1,794,962
Less: Acquisition Sales	68,654	60,095	89,388
Organic Sales	$1,739,722	$1,715,030	$1,705,574

Organic Sales per Sales Day

Organic sales per sales day is defined as GAAP “Net sales of the Distribution segment,” less sales derived from acquisitions completed during the preceding twelve months, divided by the number of sales days in a given period. Sales days ("Sales Days") are the days that the Distribution segment’s branch locations were open for business and exclude weekends and holidays. Management believes Organic Sales per Sales Day provides an important perspective on how net sales may be impacted by the number of days the segment is open for business and provides a basis for comparing periods in which the number of sales days differs.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

The following table summarizes certain of the Company’s contractual obligations as of December 31, 2016:

	Payments due by period (in millions)
Contractual Obligations	Total	Within 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$303.9	$6.9	$16.9	$280.1	$—
Convertible notes	115.0	115.0	—	—	—
Interest payments on debt (a)	66.9	14.3	27.3	25.3	—
Operating leases	87.8	25.3	34.2	15.6	12.7
Capital leases	3.0	0.5	1.4	0.9	0.2
Purchase obligations (b)	141.2	119.5	17.5	4.2	—
Other long-term obligations (c)	49.7	14.3	15.2	3.9	16.3
Planned funding of pension and SERP (d)	19.1	13.1	1.0	2.6	2.4
Total	$786.6	$308.9	$113.5	$332.6	$31.6

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

Off-Balance Sheet Arrangements

The obligation to pay earn-out amounts depends upon the attainment of specific milestones by an aerospace operating unit acquired in 2002. Through December 31, 2016, the Company has recorded additional goodwill of $25.0 million related to the contingency payments to the former owners of the Aerospace Orlando operations. The final contingency payment of $1.4 million recorded in 2016 will occur in the second quarter of 2017.

As of December 31, 2016, we had $5.9 million of outstanding standby letters of credit, of which, $5.7 million were under the revolving credit facility.

CRITICAL ACCOUNTING ESTIMATES

Our significant accounting policies are outlined in Note 1 to the Consolidated Financial Statements included in this Form 10-K. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures based upon historical experience, current trends and other factors that management believes to be relevant. We are also responsible for evaluating the propriety of our estimates, judgments and accounting methods as new events occur. Actual results could differ from those estimates. Management periodically reviews the Company’s critical accounting policies, estimates and judgments with the Audit Committee of our Board of Directors. The most significant areas currently involving management judgments and estimates are described below.

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
Judgment and Uncertainties
The percentage-of-completion method requires that we estimate future revenues and costs over the life of a contract. Revenues are estimated based upon the original contract price, with consideration being given to exercised contract options, change orders and in some cases projected customer requirements. Contract costs may be incurred over a period of several years, and the estimation of these costs requires significant judgment based upon the acquired knowledge and experience of program managers, engineers and financial professionals. Estimated costs are based primarily on anticipated purchase contract terms, historical performance trends, business base and other economic projections. The complexity of certain programs as well as technical risks and uncertainty as to the future availability of materials and labor resources could affect the Company’s ability to accurately estimate future contract costs.

The Company utilizes units-of-delivery to measure percentage of completion for fixed price programs involving the repetitive production and delivery of parts, components, or shipsets over an extended period of time. For other programs, the Company utilizes cost-to-cost when measuring percentage of completion. The following table illustrates the amount of revenue recognized under the percentage-of-completion method.

	2016	2015	2014
In thousands
Revenue recognized under percentage of completion method
Units-of-delivery	$307,294	$270,525	$282,975
Cost-to-cost	47,085	52,734	67,936
Total revenue recognized under percentage of completion method	$354,379	$323,259	$350,911

% of consolidated net sales - Units-of-delivery	17.0%	15.2%	15.8%
% of consolidated net sales - Cost-to-cost	2.6%	3.0%	3.8%
% of consolidated net sales - Percentage-of-completion method	19.6%	18.2%	19.6%
Effect if Actual Results Differ From Assumptions
While we do not believe there is a reasonable likelihood there will be a material change in estimates or assumptions used to calculate our long-term revenues and costs, estimating the percentage of work complete on certain programs is a complex task. As a result, changes to these estimates could have a significant impact on our results of operations. These programs include the Sikorsky BLACK HAWK program, the JPF program, the K-MAX® program, the Boeing A-10 program, the AH-1Z program, our other Bell Helicopter programs and several other programs. Estimating the ultimate total cost of these programs is challenging due to the complexity of the programs, unanticipated increases in production requirements, the nature of the materials needed to complete these programs, change orders related to the programs and the need to manage our customers’ expectations. These programs are an important element in our continuing strategy to increase operating efficiencies and profitability as well as broaden our business base. Management continues to monitor and update program cost estimates quarterly for these contracts. A significant change in an estimate on one or more of these programs could have a material effect on our financial position and results of operations. The net decrease in our operating income from changes in contract estimates totaled $0.8 million for the year ended December 31, 2016. The net increase in our operating income from changes in contract estimates totaled $4.8 million, excluding the $4.0 million in expense associated with the resolution of the matters related to our AH-1Z program, and $1.9 million for the years ended December 31, 2015 and 2014, respectively.

Allowance for Doubtful Accounts

Methodology

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
Effect if Actual Results Differ From Assumptions
As of December 31, 2016 and 2015, our allowance for doubtful accounts was $4.1 million and $3.0 million, respectively. Receivables written off, net of recoveries, in 2016 and 2015 were $2.1 million and $2.0 million, respectively.
Currently we do not believe that we have a significant amount of risk relative to the allowance for doubtful accounts. A 10% change in the allowance would have a $0.4 million effect on pre-tax earnings.
Inventory Valuation
Methodology
We have five types of inventory (a) merchandise for resale, (b) raw materials, (c) contracts in process, (d) other work in process, and (e) finished goods. Merchandise for resale and raw materials are stated at the lower of the cost of the inventory or its fair market value. Contracts in process, other work in process and finished goods are valued at production cost comprised of material, labor and overhead, including general and administrative expenses on certain government contracts. Contracts in process, other work in process and finished goods are reported at the lower of cost or net realizable value. Raw material includes certain general stock materials but primarily relates to purchases that were made in anticipation of specific programs that have not been started as of the balance sheet date.
Judgment and Uncertainties
The process for evaluating inventory obsolescence or market value often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business. We adjust our inventory by the difference between the estimated market value and the actual cost of our inventory to arrive at net realizable value. Changes in estimates of future sales volume may necessitate future write-downs of inventory value. The K-MAX® inventory balance, consisting of work in process and finished goods, was $15.9 million as of December 31, 2016. We believe it is stated at net realizable value, although lack of demand for spare parts in the future could result in additional write-downs of the inventory value. Overall, management believes that our inventory is appropriately valued and not subject to further obsolescence in the near term.
Management believes $3.8 million of the SH-2G(I) inventory will be sold after December 31, 2017. This balance represents spares requirements and inventory to be used in SH-2G programs.
Effect if Actual Results Differ From Assumptions
Inventory valuation at our Distribution segment generally requires less subjective management judgment than the valuation of certain inventory in the Aerospace segment. Management reviews the K-MAX® inventory balance on an annual basis to determine whether any additional write-downs are necessary. We believe this inventory is stated at net realizable value, although lack of demand for spare parts in the future could result in additional write-downs of the inventory value. Overall, management believes that our inventory is appropriately valued and not subject to further obsolescence in the near term. If such a write-down were to occur, this could have a significant impact on our operating results. A 10% write-down of the December 31, 2016, inventory balance would have affected pre-tax earnings by approximately $1.6 million in 2016.
The balance of SH-2G(I) inventory projected to be sold after December 31, 2017, represents spares requirements and inventory to be used to support the SH-2G programs in future periods and as such is appropriately valued as of December 31, 2016.
Goodwill and Other Intangible Assets
Methodology
Goodwill and certain intangible assets that have indefinite lives are evaluated at least annually for impairment. The annual evaluation is generally performed during the fourth quarter, using forecast information. All intangible assets are also reviewed for possible impairment whenever changes in conditions indicate that their carrying value may not be recoverable. For reporting units that qualify for a qualitative assessment, management will perform the two-step impairment test after a period of three years has elapsed since the test was last performed.
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
As previously disclosed in our 2015 Form 10-K, RWG, EXTEX and GRW were reorganized under the single management team of Kaman Specialty Bearings and Engineered Products. This new reporting unit was the basis for our annual test for goodwill impairment in 2016. We tested the new reporting unit for impairment immediately after its creation by comparing the sum of the fair values of the entities moved into the new reporting unit to the carrying value of the new reporting unit, noting the fair value exceeded the carrying value. Prior to the reorganization, these reporting units were standalone reporting units. The fair value of RWG was assessed as part of our 2015 annual test for goodwill impairment during the fourth quarter of 2015. EXTEX and GRW were acquired during the fourth quarter of 2015 and, as such, were not included in the 2015 annual test for goodwill impairment. There were no significant changes to the conditions of the entities in the new reporting unit that would have impacted the results of the analysis as of January 1, 2016. Since this is the first year the Company assessed goodwill at this reporting unit level, the two-step impairment test was performed.
The carrying value of goodwill as of December 31, 2016, was $149.2 million and $188.7 million for the Distribution and Aerospace segments, respectively. The specific Aerospace reporting units contributing to the total goodwill balance were as follows: Precision Products Orlando facility ("KPP-Orlando"), $41.4 million; Specialty Bearings and Engineered Products, $97.7 million; and Aerosystems, $49.6 million. During 2016, it was determined that the two-step impairment test would be performed for the following reporting units: Distribution, Aerosystems and Specialty Bearings and Engineered Products. See Note 9, Goodwill and Other Intangible Assets, Net, in the Notes to Consolidated Financial Statements for additional information regarding these assets.
The carrying value of other intangible assets as of December 31, 2016, was $45.9 million and $80.5 million for the Distribution and Aerospace segments, respectively.
Judgment and Uncertainties
In years that management performs a qualitative assessment we consider the following qualitative factors: general economic conditions in the markets served by the reporting units carrying goodwill, relevant industry-specific performance statistics, changes in the carrying value of the individual reporting units and assumptions used in the most recent fair value calculation, including forecasted results of operations, the weighted average cost of capital and recent transaction multiples.
For Step 1 of the two-step impairment test, management estimated the fair value of the reporting units using an income methodology based on management's estimates of forecasted cash flows, with those cash flows discounted to present value using rates commensurate with the risks associated with those cash flows. In addition, management used a market-based valuation method involving analysis of market multiples of revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) for (i) a group of comparable public companies and (ii) recent transactions, if any, involving comparable companies. In estimating the fair value of the reporting units, a weighting of 80% to the income approach and 20% to the market-based valuation method was selected, consistent with the prior year. A higher weighting was applied to the estimate derived from the income approach as it is based on management's assumptions specific for the reporting units, which are the outcome of an internal planning process. While the guideline companies in the market based valuation method have comparability to the reporting units, they may not fully reflect the market share, product portfolio and operations of the reporting units.
In performing our step one test for the reporting units, we used assumed terminal growth rates ranging from 2.5% - 3.0%. The discount rate utilized to reflect the risk and uncertainty in the financial markets and specifically in our internally developed earnings projections ranged from 10.0% - 11.0% for these reporting units. Changes in these estimates and assumptions could materially affect the results of our tests for goodwill impairment.
Under Step 2, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The results of the Step 1 tests indicated that the Company did not need to proceed to Step 2 for any of the reporting units tested.
Effect if Actual Results Differ From Assumptions
For each reporting unit, we performed the Step 1 test and the percentage by which the fair value exceeded the carrying value was in excess of 25% for the reporting units other than Aerosystems. Aerosystems' fair value exceeded the carrying value by approximately 4.0%. A decrease of 1% in our terminal growth rate or an increase of 1% in our discount rate would not result in a fair value calculation less than the carrying value for Distribution and Specialty Bearings and Engineered Products. An increase of 1% in our discount rate would result in a fair value approximately 5% less than the carrying value for the Aerosystems reporting unit. A decrease of 1% in our terminal growth rate would not result in a fair value less than the carrying value for the Aerosystems reporting unit.
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

Long-Term Incentive Programs
Methodology
The Company maintains a Stock Incentive Plan, which provides for share-based payment awards, including non-statutory stock options, restricted stock, stock appreciation rights and long-term incentive program ("LTIP") awards. We determine the fair value of our non-qualified stock option awards at the date of grant using a Black-Scholes model. We determine the fair value of our restricted share awards at the date of grant using an average of the high and low market price of our stock.
LTIP awards provide certain senior executives an opportunity to receive award payments, generally in cash. For each performance cycle, the Company’s financial results are compared to the Russell 2000 indices for the same periods based upon the following: (a) average return on total capital, (b) earnings per share growth and (c) total return to shareholders. No awards will be payable if the Company’s performance is below the 25th percentile of the designated indices. The maximum award is payable if performance reaches the 75th percentile of the designated indices. Awards will be paid out at 100% at the 50th percentile. Awards for performance between the 25th and 75th percentiles are determined by straight-line interpolation between 0% and 200%.
In order to estimate the liability associated with LTIP awards, management must make assumptions as to how our current performance compares to current Russell 2000 data based upon the Russell 2000’s historical results. This analysis is performed on a quarterly basis. When sufficient Russell 2000 data for a year is available, which typically will not be until May or June of the following year, management will adjust the liability to reflect its best estimate of the total award. Actual results could differ significantly from management’s estimates. The total estimated liability as of December 31, 2016, was $16.3 million.

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
Our LTIP requires management to make assumptions regarding the likelihood of achieving long-term Company goals as well as estimate future Russell 2000 results.
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
If actual results are not consistent with the assumptions used, the share-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the share-based compensation. A 10% change in our share-based compensation expense for the year ended December 31, 2016, would have affected pre-tax earnings by approximately $0.6 million in 2016. Due to the timing of availability of the Russell 2000 data, there is a risk that the amount we have recorded as LTIP expense could be different from the actual payout. A 10.0 percentage point increase in the total performance factor earned for our LTIP would result in a reduction of 2016 pretax earnings of $1.6 million.
Pension Plans
Methodology
We maintain a qualified defined benefit pension, as well as a non-qualified Supplemental Employees Retirement Plan ("SERP") for certain key executives. See Note 14, Pension Plans, in the Notes to Consolidated Financial Statements included in this Form 10-K for further discussion of these plans.
Expenses and liabilities associated with each of these plans are determined based upon actuarial valuations. Integral to these actuarial valuations are a variety of assumptions including expected return on plan assets and discount rates. We regularly review these assumptions, which are updated at the measurement date, December 31st. In accordance with generally accepted accounting principles, the impact of differences between actual results and the assumptions are accumulated and generally amortized over future periods, which will affect expense recognized in future periods.
In previous years we utilized the weighted-average discount rate in the calculation of service and interest costs, both of which are components of pension expense. For 2016 we utilized a "spot rate approach" in the calculation of pension interest and service cost. The spot rate approach applies separate discount rates for each projected benefit payment in the calculation of pension interest and service cost. This calculation change is considered a change in accounting estimate and was applied prospectively in 2016. The use of the spot rate approach resulted in a favorable impact to pension expense of $4.7 million in 2016 relative to what pension expense would have been had we not changed our approach.
Judgment and Uncertainties
The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the pension obligation. Management uses the Citigroup Above Median Double-A Curve for discount rate assumptions. This index was designed to provide a market average discount rate to assist plan sponsors in valuing the liabilities associated with postretirement obligations. Additionally, we reviewed the changes in the general level of interest rates since the last measurement date noting that overall rates had decreased when compared to 2015.
Based upon this information, we used a 3.98% discount rate as of December 31, 2016, for the qualified defined benefit pension plan. This rate takes into consideration the participants in our pension plan and the anticipated payment stream as compared to the Citigroup Above Median Double-A Curve. For the SERP, we used the same methodology as the pension plan and derived a discount rate of 3.43% in 2016 for the benefit obligation. The difference in the discount rates is primarily due to the expected duration of SERP payments, which is shorter than the anticipated duration of benefit payments to be made to the average participant in the pension plan. The qualified defined benefit pension plan and SERP used discount rates of 4.17% and 3.47% at December 31, 2015, respectively, for purposes of calculating the benefit obligation.

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
Effect if Actual Results Differ From Assumptions
A lower discount rate increases the present value of benefit obligations and increases pension expense. A one percentage point decrease in the assumed discount rate would have increased pension expense in 2016 by $5.2 million. A one percentage point increase in the assumed discount rate would have decreased pension expense in 2016 by $4.6 million.
 A lower expected rate of return on pension plan assets would increase pension expense. For 2016 and 2015, the expected rate of return on plan assets was 7.5%. A one-percentage point increase/decrease in the assumed return on pension plan assets would have changed pension expense in 2016 by approximately $5.4 million. During 2016, the actual return on pension plan assets of 7.5% was consistent with our expected long-term rate of return on pension plan assets of 7.5%.
Income Taxes
Methodology
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
As of December 31, 2016, we had recognized $52.5 million of deferred tax assets, net of valuation allowances. A portion of this amount, $2.7 million, is related to a capital loss recorded on the disposition of our Distribution segment’s Mexico operations. The realization of these benefits is dependent in part on future taxable capital gains and tax planning strategies designed to realize the benefit associated with the capital loss. For those jurisdictions where the expiration of tax loss or credit carryforwards or the projection of operating results indicates that realization is not likely, a valuation allowance is provided.
Judgment and Uncertainties
Management believes that sufficient income will be earned in the future to realize deferred income tax assets, net of valuation allowances recorded. The realization of these deferred tax assets can be impacted by changes to tax laws or statutory tax rates and future taxable income levels.
Our effective tax rate on earnings from continuing operations was 34.4% for 2016. Our effective tax rate is based on expected or reported income or loss, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions.
Effect if Actual Results Differ From Assumptions
We do not anticipate a significant change in our unrecognized tax benefits within the next twelve months. We file tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including 2012. It is our policy to record interest and penalties on unrecognized tax benefits as income taxes.  A one percent increase/decrease in our tax rate would have affected our 2016 earnings by $0.9 million.

Environmental Costs
Methodology
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
Judgment and Uncertainties
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
Effect if Actual Results Differ From Assumptions
At December 31, 2016, amounts accrued for known environmental remediation costs were $6.6 million. A 10% change in this accrual would have impacted pre-tax earnings by $0.7 million. Further information about our environmental costs is provided in Note 10, Environmental Costs, in the Notes to Consolidated Financial Statements.
RECENT ACCOUNTING STANDARDS

A summary of recent accounting standards is included in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

SELECTED QUARTERLY FINANCIAL DATA

	First	Second	Third	Fourth	Total
2016	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share amounts)
Net sales	$451,198	$470,642	$453,474	$433,062	$1,808,376
Gross profit	134,430	143,766	135,490	135,406	549,092
Net earnings	9,777	16,495	17,455	15,127	58,854
Basic earnings per share	0.36	0.61	0.64	0.56	2.17
Diluted earnings per share	0.35	0.59	0.62	0.53	2.10

	First	Second	Third	Fourth	Total
2015	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share amounts)
Net sales	$442,782	$446,324	$433,742	$452,277	$1,775,125
Gross profit	127,911	131,952	129,926	127,445	517,234
Net earnings	12,749	21,691	17,224	8,774	60,438
Basic earnings per share	0.47	0.80	0.63	0.32	2.22
Diluted earnings per share	0.46	0.77	0.62	0.32	2.17

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

Items within the 2016 quarterly results that may affect comparability are as follows:

	First	Second	Third	Fourth	Total
2016	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands)
Costs associated with Distribution productivity initiatives	$3,125	$2,083	$2,787	$4,582	$12,577
Restructuring and severance costs	$460	$312	$780	$869	$2,421
Acquisition and integration costs	$2,002	$2,302	$546	$295	$5,145

Items within the 2015 quarterly results that may affect comparability are as follows:

	First	Second	Third	Fourth	Total
2015	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands)
Restructuring and severance costs	$259	$589	$—	$1,496	$2,344
Resolution of AH-1Z contract claims	$—	$—	$—	$4,000	$4,000
Foreign currency transactions associated with purchase of GRW	$—	$—	$—	$3,002	$3,002
Recognition of tax (benefit) expense from tax law changes	$—	$(4,402)	$—	$2,113	$(2,289)

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

Foreign Currencies

We have manufacturing, sales, and distribution facilities in various locations throughout the world. As a result, we make investments and conduct business transactions denominated in various currencies, including the U.S. dollar, the British pound, the European euro, the Czech koruna, the Japanese yen and the Indian rupee. Total annual foreign sales from continuing operations, including foreign export sales, averaged approximately $282.8 million over the last three years. Foreign sales from continuing operations represented 18.1% of consolidated net sales from continuing operations in 2016. We estimate a hypothetical 10% adverse change in foreign currency exchange rates relative to the U.S dollar for 2016 would have had an unfavorable impact of $7.7 million on sales and a $0.4 million favorable impact on operating income. We manage foreign currency exposures that are associated with committed foreign currency purchases and sales and other assets and liabilities created in the normal course of business at the subsidiary operations level. Sometimes we may, through the use of forward contracts, hedge the price risk associated with committed and forecasted foreign denominated payments and rates. Historically the use of these forward contracts has been minimal. We do not use derivatives for speculative or trading purposes.

Interest Rates

Our primary exposure to interest rate risk results from our outstanding debt obligations. The level of fees and interest charged on revolving credit commitments and borrowings are based upon leverage levels and market interest rates.

Our principal debt facilities are contained within a variable rate credit agreement that provides a $600.0 million revolving credit facility and a $100.0 million term loan commitment. Both these agreements were amended and restated on May 6, 2015, and expire on May 6, 2020. Total average bank borrowings for 2016 were $315.6 million. The impact of a hypothetical 100 basis point increase in the interest rates on our average bank borrowings would have resulted in a $0.8 million increase in interest expense.

In November 2010, we issued $115.0 million convertible unsecured senior notes, due on November 15, 2017, in a private placement offering. These notes bear 3.25% interest per annum on the principal amount, payable semiannually in arrears on November 15 and May 15 of each year, beginning on May 15, 2011, and have an effective interest rate of 5.25%.

From time to time we will enter into interest rate swap contracts for the purpose of securing a fixed interest rate on our variable interest rate borrowings. These contracts allow us to create certainty with respect to future cash flows associated with our variable rate debt that would otherwise be impacted by fluctuations in LIBOR rates.

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

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Kaman Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of shareholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Kaman Corporation and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
February 28, 2017

CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$41,205	$16,462
Accounts receivable, net	230,864	238,102
Inventories	393,814	385,747
Income tax refunds receivable	6,065	3,591
Other current assets	26,605	32,133
Total current assets	698,553	676,035
Property, plant and equipment, net of accumulated depreciation of $226,366 and $202,648, respectively	176,521	175,586
Goodwill	337,894	352,710
Other intangible assets, net	126,444	144,763
Deferred income taxes	59,373	66,815
Other assets	27,501	23,702
Total assets	$1,426,286	$1,439,611
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$119,548	$5,000
Accounts payable – trade	116,663	117,014
Accrued salaries and wages	43,165	40,284
Advances on contracts	13,356	11,274
Income taxes payable	1,165	326
Other current liabilities	59,989	62,791
Total current liabilities	353,886	236,689
Long-term debt, excluding current portion	296,598	434,227
Deferred income taxes	6,875	15,207
Underfunded pension	156,427	158,984
Other long-term liabilities	44,916	51,427
Commitments and contingencies (Note 16)
Temporary equity, convertible notes	1,797	—
Shareholders' equity:
Preferred stock, $1 par value, 200,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; voting; 28,162,497 and 27,735,757 shares issued, respectively	28,162	27,736
Additional paid-in capital	171,162	156,803
Retained earnings	560,200	520,865
Accumulated other comprehensive income (loss)	(156,393)	(140,138)
Less 1,054,364 and 698,183 shares of common stock, respectively, held in treasury, at cost	(37,344)	(22,189)
Total shareholders’ equity	565,787	543,077
Total liabilities and shareholders’ equity	$1,426,286	$1,439,611

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts)

	For the Year Ended December 31,
	2016	2015	2014
Net sales	$1,808,376	$1,775,125	$1,794,962
Cost of sales	1,259,284	1,257,891	1,287,023
Gross profit	549,092	517,234	507,939
Selling, general and administrative expenses	443,158	413,043	397,199
Net loss (gain) on sale of assets	11	(328)	233
Operating income from continuing operations	105,923	104,519	110,507
Interest expense, net	15,747	13,144	13,382
Other expense, net	472	3,386	623
Earnings from continuing operations before income taxes	89,704	87,989	96,502
Income tax expense	30,850	27,551	30,722
Earnings from continuing operations	58,854	60,438	65,780
Loss from discontinued operations, net of taxes	—	—	(2,924)
Loss on disposal of discontinued operations, net of taxes	—	—	(4,984)
Total loss from discontinued operations	—	—	(7,908)
Net earnings	$58,854	$60,438	$57,872
Earnings per share:
Basic earnings per share from continuing operations	$2.17	$2.22	$2.43
Basic loss per share from discontinued operations	—	—	(0.11)
Basic loss per share from disposal of discontinued operations	—	—	(0.18)
Basic earnings per share	$2.17	$2.22	$2.14
Diluted earnings per share from continuing operations	$2.10	$2.17	$2.37
Diluted loss per share from discontinued operations	—	—	(0.11)
Diluted loss per share from disposal of discontinued operations	—	—	(0.18)
Diluted earnings per share	$2.10	$2.17	$2.08
Weighted average shares outstanding:
Basic	27,107	27,177	27,053
Diluted	28,072	27,868	27,777
Dividends declared per share	$0.72	$0.72	$0.64

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands)

	For the Year Ended December 31,
	2016	2015	2014
Net earnings	$58,854	$60,438	$57,872
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(12,271)	(1,949)	(6,457)
Change in unrealized loss on derivative instruments, net of tax expense of $6, $158, and $161, respectively	9	263	264
Pension plan adjustments, net of tax benefit of $2,412, $7,382, and $23,583, respectively	(3,993)	(12,191)	(38,947)
Other comprehensive income (loss)	$(16,255)	$(13,877)	$(45,140)
Total comprehensive income	$42,599	$46,561	$12,732
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders'
	Shares	$	Capital	Earnings	Income (Loss)	Shares	$	Equity
Balance at December 31, 2013	27,189,922	$27,190	$133,517	$439,441	$(81,121)	330,487	$(7,735)	$511,292
Net earnings	—	—	—	57,872	—	—	—	57,872
Other comprehensive income	—	—	—	—	(45,140)	—	—	(45,140)
Dividends	—	—	—	(17,329)	—	—	—	(17,329)
Purchase of treasury shares	—	—	—	—	—	21,312	(853)	(853)
Employee stock plans,
net of tax expense of $834	235,233	235	6,992	—	—	16,352	(815)	6,412
Share-based compensation expense	93,071	93	5,336	—	—	17,791	(18)	5,411
Balance at December 31, 2014	27,518,226	$27,518	$145,845	$479,984	$(126,261)	385,942	$(9,421)	$517,665
Net earnings	—	—	—	60,438	—	—	—	60,438
Other comprehensive income	—	—	—	—	(13,877)	—	—	(13,877)
Dividends	—	—	—	(19,557)	—	—	—	(19,557)
Purchase of treasury shares	—	—	—	—	—	319,234	(12,836)	(12,836)
Employee stock plans,
net of tax expense of $327	137,037	137	4,649	—	—	(8,857)	70	4,856
Share-based compensation expense	80,494	81	6,309	—	—	1,864	(2)	6,388
Balance at December 31, 2015	27,735,757	$27,736	$156,803	$520,865	$(140,138)	698,183	$(22,189)	$543,077
Net earnings	—	—	—	58,854	—	—	—	58,854
Other comprehensive income	—	—	—	—	(16,255)	—	—	(16,255)
Dividends	—	—	—	(19,519)	—	—	—	(19,519)
Amounts reclassified to temporary equity	—	—	(1,797)	—	—	—	—	(1,797)
Purchase of treasury shares	—	—	—	—	—	316,545	(13,792)	(13,792)
Employee stock plans	344,221	344	10,541	—	—	28,672	(1,352)	9,533
Share-based compensation expense	82,519	82	5,615	—	—	10,964	(11)	5,686
Balance at December 31, 2016	28,162,497	$28,162	$171,162	$560,200	$(156,393)	1,054,364	$(37,344)	$565,787
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands)

	For the Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Earnings from continuing operations	$58,854	$60,438	$65,780
Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	44,929	37,729	36,209
Accretion of convertible notes discount	2,144	2,035	1,931
Provision for doubtful accounts	2,635	1,694	853
Net (gain) loss on sale of assets	11	(328)	233
Net loss on derivative instruments	1,007	579	1,071
Stock compensation expense	5,686	6,388	5,411
Excess tax benefit from share-based compensation arrangements	—	(327)	(834)
Deferred income taxes	7,928	(1,281)	1,434
Changes in assets and liabilities, excluding effects of acquisitions/divestitures:
Accounts receivable	(778)	4,556	(23,876)
Inventories	(11,891)	(2,928)	30,181
Income tax refunds receivable	(2,474)	(3,463)	2,292
Other current assets	4,859	(2,823)	(2,560)
Accounts payable - trade	693	4,697	(3,858)
Accrued contract losses	745	2	(1,899)
Advances on contracts	2,082	8,868	(7,065)
Other current liabilities	1,049	(1,144)	6,746
Income taxes payable	351	(2,403)	4,455
Pension liabilities	(9,087)	(2,300)	(6,380)
Other long-term liabilities	(1,036)	(405)	(1,035)
Net cash provided by operating activities of continuing operations	107,707	109,584	109,089
Net cash used in operating activities of discontinued operations	—	—	(2,902)
Net cash provided by operating activities	107,707	109,584	106,187
Cash flows from investing activities:
Proceeds from sale of assets	201	719	39
Proceeds from sale of discontinued operations	—	—	7,863
Expenditures for property, plant & equipment	(29,777)	(29,932)	(28,283)
Acquisition of businesses including earn out adjustments, net of cash acquired	(6,631)	(201,252)	(77,618)
Other, net	(1,376)	(2,143)	(2,060)
Cash used in investing activities of continuing operations	(37,583)	(232,608)	(100,059)
Cash provided by investing activities of discontinued operations	—	—	3
Cash used in investing activities	(37,583)	(232,608)	(100,056)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit agreements	(15,147)	143,025	15,788
Borrowings under Term Loan Facility	—	100,000	—
Debt repayment	(5,000)	(83,750)	(10,000)
Bank overdraft	275	(3,462)	1,568
Proceeds from exercise of employee stock awards	9,533	4,856	6,411
Purchase of treasury shares	(13,792)	(12,836)	(853)
Dividends paid	(19,510)	(19,026)	(17,286)
Debt issuance costs	—	(1,348)	—
Windfall tax benefit	—	327	834
Other	(318)	(198)	—
Cash provided by (used in) financing activities of continuing operations	(43,959)	127,588	(3,538)
Cash provided by (used in) financing activities of discontinued operations	—	—	—
Cash provided by (used in) financing activities	(43,959)	127,588	(3,538)
Net increase in cash and cash equivalents	26,165	4,564	2,593
Effect of exchange rate changes on cash and cash equivalents	(1,422)	(513)	(566)
Cash and cash equivalents at beginning of period	16,462	12,411	10,384
Cash and cash equivalents at end of period	$41,205	$16,462	$12,411
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016, 2015 and 2014

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The carrying amounts of these items, as well as trade accounts payable and notes payable, approximate fair value due to the short-term maturity of these instruments. At December 31, 2016 and 2015, no individual customer accounted for more than 10% of consolidated accounts receivable or consolidated net sales. Foreign sales associated with continuing operations were approximately 18.1%, 15.6% and 13.6% of the Company’s net sales in 2016, 2015 and 2014, respectively, and are concentrated in the United Kingdom, Germany, France, New Zealand and Asia.

Additional Cash Flow Information

Non-cash investing activities in 2016 include an accrual of $2.3 million for purchases of property and equipment (including capital lease obligations), $1.4 million in earn-out payments to the former owners of an aerospace acquisition and an adjustment of $0.2 million for a certain tax matter. Non-cash financing activities in 2016 include an adjustment to other comprehensive income related to the underfunding of the pension and SERP plans and changes in the fair value of derivative financial instruments that qualified for hedge accounting. The total net adjustment was $4.0 million, net of tax of $2.5 million. Additionally, non-cash financing activities in 2016 include $4.9 million of dividends declared but not yet paid. Non-cash investing activities in 2015 include $5.4 million in earn-out payments to the former owners of an aerospace acquisition. Non-cash financing activities in 2015 include an adjustment to other comprehensive income related to the underfunding of the pension and SERP plans and changes in the fair value of derivative financial instruments that qualified for hedge accounting. The total net adjustment was $11.9 million, net of tax of $7.2 million. Additionally, non-cash financing activities in 2015 include $4.9 million of dividends declared but not yet paid. Non-cash investing activities in 2014 include an accrual of $1.5 million for purchases of property and equipment and $1.5 million in earn-out payments to the former owners of an aerospace acquisition. Non-cash financing activities in 2014 include an adjustment to other comprehensive income related to the underfunding of the pension and SERP plans and changes in the fair value of derivative financial instruments that qualified for hedge accounting. The total adjustment was $38.7 million, net of tax of $23.4 million. Additionally, non-cash financing activities in 2014 include $4.3 million of dividends declared but not yet paid.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2016, 2015 and 2014

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Additional Cash Flow Information - continued

The Company describes its pension obligations in more detail in Note 14, Pension Plans. The Company describes the earn-out payments to the former owners of the aerospace acquisition in more detail in Note 3, Acquisitions.

Revenue Recognition

Sales and estimated profits under long-term contracts are generally recognized using the percentage-of-completion method of accounting, using as a measurement basis either the ratio that costs incurred bear to estimated total costs (after giving effect to estimates of costs to complete based upon most recent information for each contract) or units-of-delivery. Reviews of contracts are made routinely throughout their lives and the impact of revisions in profit estimates are recorded in the accounting period in which the revisions are made. Anticipated contract losses are charged to operations when they are probable. In cases where we have multiple contracts with a single customer, each contract is generally treated as a separate profit center and accounted for as such. Except in the case of contracts accounted for using the cost-to-cost method of percentage-of-completion accounting, revenues are recognized when the product has been shipped or delivered, depending upon when title and risk of loss have passed. For certain U.S. Government ("USG") contracts delivery is deemed to have occurred when work is substantially complete and acceptance by the customer has occurred by execution of a Material Inspection and Receiving Report, DD Form 250 or Memorandum of Shipment.

Sales contracts are initially reviewed to ascertain if they involve multiple element arrangements. If such an arrangement exists and there is no evidence of stand-alone value for each element of the undelivered items, recognition of sales for the arrangement is deferred until all elements of the arrangement are delivered and risk of loss and title have passed (except in the case of contracts accounted for using the percentage-of-completion method of accounting). For elements that do have stand-alone value or contracts that are not considered multiple element arrangements, sales and related costs of sales are recognized as services are performed or when the product has been shipped or delivered depending upon when title and risk of loss have passed.

Pre-contract costs incurred for items such as materials or tooling for anticipated contracts are included in inventory if recovery of such costs is considered probable. Thereafter, if the Company determines it will not be awarded an anticipated contract and the associated pre-contract costs cannot be applied to another program the costs are expensed immediately. As of December 31, 2016 and 2015, approximately $2.0 million and $2.4 million, respectively, of pre-contract costs were included in inventory, which, in both cases, represented less than 1% of total inventory. Learning or start-up costs incurred in connection with existing or anticipated follow-on contracts are charged to the existing contract unless the terms of the contract permit recovery of these costs over a specific contractual term and provide for reimbursement if the contract is canceled.

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

Recognition of sales not accounted for under the cost-to-cost method of percentage-of-completion accounting occurs when the sales price is fixed, collectability is reasonably assured and the product’s title and risk of loss has transferred to the customer. The Company includes freight costs charged to customers in net sales and the correlating expense as a cost of sales. Sales tax collected from customers is excluded from net sales in the accompanying Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2016, 2015 and 2014

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

Certain inventory related costs, including purchasing costs, receiving costs and inspection costs, for the Distribution segment are not included in cost of sales. For the years ended December 31, 2016, 2015 and 2014, $3.5 million, $3.2 million and $3.4 million, respectively, of such costs are included in general and administrative expenses.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments. These investments are liquid in nature and have original maturities of three months or less. Bank overdraft positions, which occur when total outstanding issued checks exceed available cash balances at a single financial institution at the end of a reporting period, are reclassified to other current liabilities within the consolidated balance sheets. At December 31, 2016 and 2015, the Company had bank overdrafts of $4.3 million and $4.0 million, respectively, included in other current liabilities.

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

The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the trade accounts receivable and billed contracts balance. Management determines the allowance based on known troubled accounts, historical experience and other currently available evidence.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2016, 2015 and 2014

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Plant and Equipment - continued

Long-lived assets, such as property, plant and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Maintenance and repair items are charged against income as incurred, whereas renewals and betterments are capitalized and depreciated.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination and is reviewed for impairment at least annually.

Accounting Standards Codification Topic 350, "Intangibles - Goodwill and Other," ("ASC 350") permits the assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the two-step goodwill impairment test required under ASC 350. The qualitative assessment management performs takes into consideration the following factors: general economic conditions, industry specific performance, changes in carrying values of the reporting units, the assessment of assumptions used in the previous fair value calculation and changes in transaction multiples.

In the first step of the two-step test, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). In Step 2, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Fair value of the reporting unit is determined using an income methodology based on management’s estimates of forecasted cash flows for each business unit, with those cash flows discounted to present value using rates commensurate with the risks associated with those cash flows. In addition, management uses a market-based valuation method involving analysis of market multiples of revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") for (i) a group of comparable public companies and (ii) recent transactions, if any, involving comparable companies. If the fair value of the reporting unit exceeds its carrying value, step two need not be performed.

Goodwill and intangible assets with indefinite lives are evaluated annually for impairment in the fourth quarter, based on annual forecast information. Intangible assets with finite lives are amortized using the straight-line method over their estimated period of benefit. Goodwill and other intangible assets are reviewed for possible impairment whenever changes in conditions indicate that the fair value of a reporting unit is more likely than not below its carrying value. No such charges were recorded in 2016, 2015 or 2014.

Vendor Incentives

The Company’s Distribution segment enters into agreements with certain vendors providing for inventory purchase incentives that are generally earned upon achieving specified volume-purchasing levels. The Company recognizes rebate income relative to specific rebate programs as a reduction of the cost of inventory based on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress toward earning the rebate, provided that the amounts are probable and reasonably estimable. As of December 31, 2016 and 2015, total vendor incentive receivables, included in other current assets, were approximately $13.3 million and $16.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2016, 2015 and 2014

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

Restructuring Costs

During the fourth quarter of 2015, the Company initiated restructuring activities at its Distribution segment in order to align the cost structure of the organization to its then current revenue levels. Such actions included workforce reductions and the consolidation of field operations where its Distribution segment had multiple facilities in the same location.

The restructuring resulted in net workforce reductions of 60 employees and the exiting of four facilities. As of December 31, 2015, we had communicated the workforce reductions to affected employees. The Company recorded all the related workforce reduction and facility consolidation costs during 2015 in "Selling, general and administrative expenses" on the Company's Consolidated Statements of Operations.

The following table summarizes the accrual balances by cost type for the 2015 restructuring actions:

	Severance	Other(a)	Total
In thousands
Restructuring accrual balance at December 31, 2015	$654	$375	$1,029
Provision	(75)	6	(69)
Cash payments	(579)	(381)	(960)
Restructuring accrual balance at December 31, 2016	$—	$—	$—
(a) Includes costs associated with consolidation of facilities

During the third quarter of 2016, the Company offered a voluntary retirement program to certain employees of its Distribution segment. This program resulted in $0.3 million of expense, all of which was included in "Selling, general and administrative expenses" on the Company's Consolidated Statements of Operations for the year ended December 31, 2016. In addition to the restructuring activity, the Distribution segment and Aerospace segment incurred $0.7 million and $2.5 million of severance expense in 2016, respectively. These amounts are not included in the table above.

Research and Development

Customer funded research expenditures (which are included in cost of sales) were $0.9 million in 2016, $0.4 million in 2015, and $1.6 million in 2014. Research and development costs not specifically covered by contracts are charged against income as incurred and included in selling, general and administrative expenses. Such costs amounted to $7.7 million, $6.7 million and $6.7 million in 2016, 2015 and 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2016, 2015 and 2014

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

Recent Accounting Standards

In January 2017, the FASB issued Accounting Standards Update ("ASU") 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The objective of this standard update is to simplify the subsequent measurement of goodwill, eliminating Step 2 from the goodwill impairment test. Under this ASU, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, assuming the loss recognized does not exceed the total amount of goodwill for the reporting unit. The standard update is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The adoption of this standard update is not expected to have a material impact on the Company's consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2016, 2015 and 2014

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Standards - continued
In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230) - Restricted Cash". The objective of this standard update is to address the diversity in classification and presentation of changes in restricted cash on the statement of cash flows. Under this ASU, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The adoption of this standard update is not expected to have a material impact on the Company's consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory". Under this ASU, income tax consequences of an intra-entity transfer of an asset other than inventory will be recognized when the transfer occurs. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The adoption of this standard update is not expected to have a material impact on the Company's consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments". This standard update was issued to address diversity in practice in how certain cash receipts and cash payments are presented and classified. The provisions of ASU 2016-15 will be effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The adoption of this standard update is not expected to have a material impact on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting”. The objective of this standard update is to simplify several aspects of the accounting for share-based payment transactions, including, but not limited to, income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. As early adoption is permitted, the Company adopted this standard during the fourth quarter, resulting in a tax benefit of $0.5 million for 2016. See Note 13, Income Taxes, and Note 18, Share-Based Arrangements, for further information.

In March 2016, the FASB issued ASU 2016-07, “Investments - Equity Method and Joint Ventures (Topic 323) - Simplifying the Transition to the Equity Method of Accounting”. This standard update eliminates the requirement to retroactively adopt the equity method of accounting when an investment qualifies for use of the equity method. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The adoption of this standard update is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815) - Contingent Put and Call Options in Debt Instruments”. The objective of this standard update is to eliminate inconsistent practices with regards to assessing embedded contingent put and call options in debt instruments. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The adoption of this standard update is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815) - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships”. The objective of this standard update is to clarify whether a change in the counterparty to a derivative instrument results in a requirement to dedesignate that hedging relationship and discontinue the application of hedge accounting. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The adoption of this standard update is not expected to have a material impact on the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2016, 2015 and 2014

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Standards - continued

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under this ASU as amended, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting is largely unchanged under this ASU as amended. This standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is developing a project plan to implement this standard update and is currently assessing the potential impact this standard update might have on its consolidated financial statements. The Company anticipates the ASU will have a material impact on its assets and liabilities due to the addition of right-of-use assets and lease liabilities to the balance sheet, however it does not expect the ASU to have a material impact on the Company's cash flows or results of operations.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities”. The objective of this standard update is to remove inconsistent practices with regards to the accounting for financial instruments between Generally Accepted Accounting Principles ("US GAAP") and International Financial Reporting Standards (“IFRS”). The standard update intends to improve the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The provisions of this standard update are effective for interim and annual periods beginning after December 15, 2017. The Company does not expect these changes to have a material impact on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments”. This standard update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard update became effective the first quarter of 2016. The adoption of this standard update did not have a material impact on the Company’s consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, which amends ASC 835-30, “Interest - Imputation of Interest”. This standard update clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit. These costs may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. The standard update became effective the first quarter of 2016. The adoption of this standard update did not have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330) - Simplifying the Measurement of Inventory". ASU 2015-11 requires an entity to measure inventory within the scope of the standard at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The standard update is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. The adoption of this standard update is not expected to have a material impact on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs". ASU No. 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related liability. Such treatment is now consistent with the presentation of debt discounts or premiums. As it stood prior to amendment, debt issuance costs were reported in the balance sheet as an asset (i.e., a deferred charge), whereas debt discounts and premiums were, and remain, reported as deductions from or additions to the debt itself. Recognition and measurement guidance for debt issuance costs is not affected by this standard update. The standard update became effective the first quarter of 2016. The adoption of this standard update did not have a material impact on the Company's consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810)". ASU 2015-02 focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The standard update became effective the first quarter of 2016. The adoption of this standard update had no impact on the Company's consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2016, 2015 and 2014

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Standards - continued

In January 2015, the FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20)". The standard update eliminates the concept of extraordinary items and their segregation from the results of ordinary operations and expands presentation and disclosure guidance to include items that are both unusual in nature and occur infrequently. The standard update became effective the first quarter of 2016. The adoption of this standard update had no impact on the Company's consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". The standard update provides guidance regarding management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The standard update became effective the first quarter of 2016. The adoption of this standard update had no impact on the Company's consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718) - Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could Be Achieved after the Requisite Service Period". The objective of this standard update is to eliminate inconsistent practices with regards to the accounting treatment of share-based payment awards. The provisions of this standard update became effective the first quarter of 2016. The adoption of this standard update did not have a material impact on the Company's consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". The objective of this standard update is to remove inconsistent practices with regard to revenue recognition between US GAAP and IFRS. The standard intends to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The provisions of ASU No. 2014-09 will be effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. The Company has developed a project plan that includes a three-phase approach to implementing this standard update. Phase one, the assessment phase, was completed in early 2016. The Company concluded the second phase of the project, which included conversion activities such as establishing policies, identifying system impacts and understanding the initial financial impact this standard update will have, during the fourth quarter of 2016. Phase three, which began during the first quarter of 2017, includes the integration of the standard update into financial reporting processes and systems, and developing a more robust understanding of the financial impact of this standard update on the Company's consolidated financial statements. The Company anticipates the transition to the new standard could have a material impact on the Company's consolidated financial statements but will be unable to quantify that impact until the third phase of the project has been completed. The Company intends to transition using the modified retrospective method upon adoption of this standard update. The Distribution segment currently recognizes the majority of its revenue at a point in time, whereas the new standard will result in certain revenue streams moving to an overtime revenue recognition model. The majority of our long-term contracts in the Aerospace segment are currently accounted for under the percentage-of-completion method using units-of-delivery as a measurement basis. The Company anticipates that many of these contracts will move to a cost-to-cost model under the percentage-of-completion method. The Company expects the cost of the activities it is undertaking to transition to the new standard will result in an increase in selling, general and administrative expenses in 2017 and beyond.

Subsequent to the issuance of ASU No. 2014-09, the FASB has issued the following updates: ASU 2016-08, “Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”; ASU 2016-10, "Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing"; ASU 2016-12, "Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients"; and ASU 2016-20, "Technical Corrections and Improvements to Topic 606". The amendments in these updates affect the guidance contained within ASU 2014-09 and will be assessed as part of the Company's revenue recognition project plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2016, 2015 and 2014

2. DISCONTINUED OPERATIONS

The following table provides information regarding the results of discontinued operations:

	For the year ended December 31,
	2016	2015	2014
In thousands
Net sales of discontinued operations	$—	$—	$23,540
Operating loss from discontinued operations	—	—	(3,806)
Other expense from discontinued operations	—	—	(353)
Loss from discontinued operations before income taxes and loss on disposal	—	—	(4,159)
Income tax benefit	—	—	1,235
Loss from discontinued operations before loss on disposal	—	—	(2,924)
Loss on disposal of discontinued operations	—	—	(7,567)
Income tax benefit	—	—	2,583
Net loss on disposal of discontinued operations	—	—	(4,984)
Net loss from discontinued operations	$—	$—	$(7,908)

Delamac Disposal

On December 19, 2014, the Company sold its Distribution segment's Mexico business unit, Delamac. As a result, the Company has reported the results of operations of this component as discontinued operations within the consolidated financial statements for all periods presented. The sale resulted in a net loss on disposal of discontinued operations of $5.3 million for the year ended December 31, 2014.

Canadian Operations Disposal

On December 31, 2012, the Company sold substantially all of the assets and liabilities of the Distribution segment's Canadian operations. During 2014, the Company recorded earnings from discontinued operations of $0.3 million due to a pension settlement that resulted from this disposal.

3. ACQUISITIONS

The following table illustrates cash paid for acquisitions:

	For the year ended December 31,
	2016	2015	2014
In thousands
Cash paid for acquisitions completed during the year	$—	$196,395	$70,948
Cash paid for holdback payments during the year	1,014	3,404	3,060
Earn-out and other payments during the year	5,617	1,453	3,610
Total cash paid for acquisitions	$6,631	$201,252	$77,618

Included in acquisition costs are contingency payments to the former owners of the Aerospace Orlando operations acquired in 2002. These payments are based on the attainment of certain milestones, and over the term of the agreement totaled $25.0 million. Additional goodwill totaling $1.6 million, $5.4 million and $1.5 million was recorded during 2016, 2015 and 2014, respectively, related to the attainment of certain milestones. Through December 31, 2016, the Company has recorded additional goodwill of $25.0 million related to these contingency payments. The final contingency payment of $1.4 million recorded in 2016 will occur in the second quarter of 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2016, 2015 and 2014

3. ACQUISITIONS (CONTINUED)

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

On October 21, 2015, the Company acquired Timken Alcor Aerospace Technologies, Inc. ("TAAT") of Mesa, Arizona, at a purchase price of approximately $44.5 million, net of cash acquired. TAAT, which was renamed EXTEX Engineered Products, Inc. ("EXTEX"), designs and supplies aftermarket parts to support businesses conducting maintenance, repair and overhaul ("MRO") in aerospace markets primarily located in North America. This acquisition strengthened the Company's position in the MRO market and provides synergy opportunities to leverage the Company's global sales organization to accelerate growth. EXTEX complements the aftermarket business of the Company's specialty bearings and engineered products lines.

On January 30, 2015, the Company acquired substantially all the operating assets of G.C. Fabrication, Inc. ("GCF") for a purchase price of approximately $9.5 million, net of cash acquired. Now located in Teterboro, New Jersey, GCF is a premier Schneider Electric/Square D distributor and carries a variety of electrical power, automation, process controls, specialized HVAC, water and wastewater systems, communication and networking devices from a premier set of global manufacturers. The acquisition of GCF has expanded the Company's automation, control and energy product offerings into the New York metro market. This acquisition is immaterial to the Company's results of operations and financial position.

In addition to the above acquisitions, the Company's Distribution segment acquired substantially all the assets of Calkins Fluid Power, Inc. ("Calkins"), a small distributor of fluid power components and systems, on December 1, 2015. This acquisition is immaterial to the Company's results of operations and financial position.

These acquisitions were accounted for as purchase transactions. The following amounts represent the fair value of the assets acquired and liabilities assumed from the 2015 acquisitions, including adjustments made for the GRW acquisition during the one-year measurement period from the date of acquisition.

In thousands
Cash	$6,345
Accounts receivable	10,786
Inventories	24,319
Property, plant and equipment	24,790
Other tangible assets	7,305
Goodwill	99,606
Other intangible assets	61,323
Liabilities	(30,980)
Net assets acquired	$203,494
Less cash received	(6,345)
Net consideration	$197,149

The preliminary purchase price allocations for the acquisitions of GRW and EXTEX, completed during the fourth quarter of 2015, were based upon a preliminary valuation and the Company's estimates and assumptions for these acquisitions were adjusted as additional information was obtained during the measurement periods. The principle areas of these purchase price allocations that were not yet finalized related to certain environmental matters, income and non-income based taxes and residual goodwill. During the purchase price measurement period, the Company made adjustments to the purchase price allocation related to the GRW acquisition. These adjustments were for the finalization of certain tax matters and the reduction of the accrual related to the environmental remediation at the Rimpar, Germany facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2016, 2015 and 2014

3. ACQUISITIONS (CONTINUED)

2015 Acquisitions - continued

The goodwill associated with these acquisitions is tax deductible and is the result of expected synergies from combining the operations of the acquired businesses with the Company's operations and intangible assets that do not qualify for separate recognition, such as an assembled workforce. Included in the Consolidated Statements of Operations for the years ended December 31, 2016 and 2015 is $95.4 million and $26.1 million, respectively, of revenue from these acquisitions.

The fair value of the identifiable intangible assets of $61.3 million, consisting of customer relationships, developed technologies, non-compete agreements, trade names and acquired backlog, was determined using the income approach. Specifically, the discounted cash flows method was utilized for the customer relationships, backlog and non-compete agreements, and the relief-from-royalty method was utilized for the trade names and developed technology. The fair value of the customer relationships ($36.0 million) is being amortized on a straight-line basis over periods ranging from 6 to 26 years; the fair value of the developed technologies ($19.1 million) is being amortized over periods ranging from 10 to 20 years; the fair value of the non-compete agreements ($0.6 million) is being amortized over 1 year; the fair value of the trade names ($4.8 million) is being amortized over periods ranging from 3 to 15 years; and the fair value of the acquired backlog ($0.8 million) is being amortized over 2 years. These amortization periods represent the estimated useful lives of the assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2016, 2015 and 2014

4. ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	At December 31,
	2016	2015
In thousands
Trade receivables	$143,471	$144,616
U.S. Government contracts:
Billed	17,244	20,289
Costs and accrued profit – not billed	1,478	4,248
Commercial and other government contracts:
Billed	50,560	68,066
Costs and accrued profit – not billed	22,234	3,872
Less allowance for doubtful accounts	(4,123)	(2,989)
Total	$230,864	$238,102

The increase in commercial and other government contracts unbilled costs and accrued profits is primarily related to receivables due under the K-MAX® program. The decrease in commercial and other government contracts billed is primarily due to the receipt of payments under the JPF program.

Additionally, $3.7 million of unbilled receivables and accrued profit for the K-MAX® program were included in Other assets on the Company's Consolidated Balance Sheet as of December 31, 2016, as the amounts due are expected to be collected after December 31, 2017.

Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	At December 31,
	2016	2015
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$900	$900
Total	$900	$900

5. FAIR VALUE MEASUREMENTS

Fair value is defined as the exchange price that would be received for an asset or the price paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2016, 2015 and 2014

5. FAIR VALUE MEASUREMENTS (CONTINUED)

The following table provides the carrying value and fair value of financial instruments that are not carried at fair value at December 31, 2016 and 2015:

	2016		2015
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Level 1	$113,203	$170,935	$111,058	$140,156
Level 2	303,855	279,582	329,763	305,681
Total	$417,058	$450,517	$440,821	$445,837

The above fair values were computed based on quoted market prices and discounted future cash flows, as applicable. Differences from carrying amounts are attributable to interest rate changes subsequent to when the transactions occurred. The fair values of Cash and cash equivalents, Accounts receivable, net, Notes payable and Accounts payable - trade approximate their carrying amounts due to the short-term maturities of these instruments.

Recurring Fair Value Measurements

The Company holds derivative instruments for foreign exchange contracts and interest rate swaps that are measured at fair value using observable market inputs such as forward rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy and have been included in Other current assets and Other assets on the Consolidated Balance Sheet at December 31, 2016 and 2015. Based on the continued ability to trade and enter into forward contracts and interest rate swaps, we consider the markets for our fair value instruments to be active.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of December 31, 2016, such credit risks have not had an adverse impact on the fair value of these instruments.

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

6. DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations, including market risks relating to fluctuations in foreign currency exchange rates and interest rates. Derivative financial instruments are reported on the Consolidated Balance Sheets at fair value. Changes in the fair values of derivatives are reported each period in earnings or accumulated other comprehensive income, depending on whether a derivative is effective as part of a hedged transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income are subsequently included in earnings in the periods in which earnings are affected by the hedged item. The Company does not use derivative instruments for speculative purposes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2016, 2015 and 2014

6. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Cash Flow Hedges

Interest Rate Swaps

The Company’s Term Loan Facility (“Term Loan”) contains floating rate obligations and is subject to interest rate fluctuations. During 2013, the Company entered into interest rate swap agreements for the purposes of hedging the eight quarterly variable-rate interest payments on its Term Loan due in 2014 and 2015. These interest rate swap agreements were designated as cash flow hedges and intended to manage interest rate risk associated with the Company’s variable-rate borrowings and minimize the impact on the Company's earnings and cash flows of interest rate fluctuations attributable to changes in LIBOR rates. These agreements were not material to the Company's Consolidated Financial Statements for the years ended 2015 and 2014. As of December 31, 2015, these interest rate swap agreements had all matured.

During 2015, we entered into interest rate swap agreements for the purposes of hedging the eight quarterly variable-rate Term Loan interest payments due in 2016 and 2017. Additionally, we entered into interest rate swap agreements to effectively convert $83.8 million of our variable rate revolving credit facility debt to a fixed interest rate. These interest rate swap agreements were designated as cash flow hedges and intended to manage interest rate risk associated with our variable-rate borrowings and minimize the impact on our earnings and cash flows of interest rate fluctuations attributable to changes in LIBOR rates. These agreements are not material to the Company's Consolidated Balance Sheets for the years ended December 31, 2016 and 2015.

The Company reclassified $0.9 million of expense from other comprehensive income for the year ended December 31, 2016. There was no expense reclassified from other comprehensive income associated with these interest rate swaps in 2015. Over the next twelve months, the expense related to cash flow hedges expected to be reclassified from other comprehensive income is $0.1 million.

Derivatives Not Designated as Hedges

Forward Exchange Contracts

From time to time, the Company will enter into foreign exchange contracts that are not designated as hedging instruments. These contracts are entered into in order to minimize the impact of foreign currency fluctuations on the Company's earnings and cash flows. The Company reports expense related to these contracts in Other expense, net on the Consolidated Statements of Operations.

During the fourth quarter of 2015, the Company entered into forward exchange contracts to minimize the impact of foreign currency fluctuations on the Company's earnings and cash flows. These contracts were entered into as a result of forecasted foreign currency transactions associated with a portion of the purchase price of GRW in the amount of €135.0 million. For the year ended December 31, 2015, the Company reported expense of $2.2 million in Other expense, net related to the change in the value of these contracts from the date we entered into them to their settlement date. At the settlement date, the Company took delivery of the Euros and further decreases in the exchange rate resulted in expense of $0.8 million, reported in Other expense, net for the period of time between the settlement of the contracts and the closing of the acquisition.

In addition to the forward exchange contract mentioned above, the Company held forward exchange contracts to mitigate the risk associated with foreign currencies that were not designated as hedging instruments as of December 31, 2016 and 2015. The balances associated with the contracts and the gains or losses reported in Other expense, net were not material for the years ended December 31, 2016, 2015 or 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2016, 2015 and 2014

7. INVENTORIES

Inventories consist of the following:

	At December 31,
	2016	2015
In thousands
Merchandise for resale	$158,618	$161,691
Raw materials	20,592	24,721
Contracts in process:
U.S. Government, net of progress payments of $28,824 and $28,812 in 2016 and 2015, respectively	85,779	88,345
Commercial and other government contracts	81,420	61,197
Other work in process (including certain general stock materials)	22,096	26,588
Finished goods	25,309	23,205
Total	$393,814	$385,747

General and administrative costs charged to inventory by Aerospace segment operations during 2016 and 2015 were $13.0 million and $15.8 million, respectively. The estimated amounts of general and administrative costs remaining in contracts in process at December 31, 2016 and 2015, were $11.0 million and $13.5 million, respectively. These estimates are based on the ratio of such costs to total costs of production.

The Company had inventory of $6.4 million and $6.5 million as of December 31, 2016 and 2015, respectively, on consignment at customer locations, the majority of which is held by Distribution segment customers.

Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $3.6 million and $7.1 million at December 31, 2016 and 2015, respectively. The reduction in this balance is due to the resolution of the of the AH-1Z claims as discussed further in Note 16, Commitments and Contingencies.

K-MAX® inventory of $15.9 million and $14.9 million as of December 31, 2016 and 2015, respectively, is included in contracts and other work in process inventory and finished goods. These amounts exclude the inventory associated with our new build aircraft currently under contract. Management believes that a significant portion of this K-MAX® inventory will be sold after December 31, 2017, based upon the anticipation of additional aircraft manufacturing and supporting the fleet for the foreseeable future.

At December 31, 2016 and 2015, $7.2 million and $9.0 million, respectively, of SH-2G(I), formerly SH-2G(A), inventory was included on the Company's balance sheet in contracts and other work in process inventory. Management believes that approximately $3.8 million of the SH-2G(I) inventory will be sold after December 31, 2017. This balance represents spares requirements and inventory to be used in SH-2G programs.

At December 31, 2016, backlog for the A-10 program with Boeing was $5.3 million, representing 11 shipsets, and total program inventory was $12.8 million, of which $8.7 million is associated with nonrecurring costs. Through December 31, 2016, the Company has delivered 162 shipsets over the life of the program. During 2016, the U.S. Air Force ("USAF") indicated that they would delay the retirement of the A-10 fleet due to its vital close air support, search and rescue capabilities and the lack of a suitable replacement. The Company continues to monitor the defense budget and understands that despite this positive indication, the future of this program could be at risk without the continued support of Congress. The Company has not received any orders for additional shipsets in 2016; however, the customer has not given any indication that this program will be terminated. Production and deliveries under this contract have been extended through the first quarter of 2017. Tooling and nonrecurring costs on this program are being amortized over 242 shipsets, the number of shipsets under the program of record. These nonrecurring costs may not be recoverable in the event of a significant break in production or contract termination prior to the completion of the 242 shipsets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2016, 2015 and 2014

8. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is summarized as follows:

	At December 31,
	2016	2015
In thousands
Land	$14,921	$14,115
Buildings	97,265	93,465
Leasehold improvements	20,068	18,430
Machinery, office furniture and equipment	249,068	242,147
Construction in process	21,565	10,077
Total	402,887	378,234
Less accumulated depreciation	(226,366)	(202,648)
Property, plant and equipment, net	$176,521	$175,586

Depreciation expense was $27.5 million, $24.1 million and $23.8 million for 2016, 2015 and 2014, respectively.

The Company is currently implementing new enterprise resource planning ("ERP") systems at both its Aerospace segment and its Distribution segment. For the years ended December 31, 2016, 2015, and 2014, expenses incurred totaled approximately $2.0 million, $1.2 million and $1.1 million, respectively, and capital expenditures totaled $4.1 million, $6.4 million, and $9.8 million, respectively. Total to date ERP system capital expenditures as of December 31, 2016, were $44.6 million. Depreciation expense for the ERP systems for the years ended December 31, 2016, 2015, and 2014, totaled $3.9 million, $3.8 million and $2.6 million, respectively.

Capital Leases

For the year ended December 31, 2016, $3.6 million of assets purchased under the Company's master leasing agreement with PNC and accounted for as capital leases was included in machinery, office furniture and equipment and construction in process, with accumulated depreciation of $0.4 million. For the year ended December 31, 2015, $1.6 million of assets purchased under the Company's master leasing agreement with PNC and accounted for as capital leases was included in machinery, office furniture and equipment with accumulated depreciation of $0.1 million. Depreciation expense associated with the capital leases was $0.3 million and $0.1 million for 2016 and 2015, respectively. There was no depreciation expense associated with the capital leases in 2014. See Note 16, Commitments and Contingencies, for a discussion on the master leasing agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2016, 2015 and 2014

9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company:

	2016			2015
	Distribution	Aerospace	Total	Distribution	Aerospace	Total
In thousands
Gross balance at beginning of period	$149,204	$219,758	$368,962	$141,612	$113,221	$254,833
Accumulated impairment	—	(16,252)	(16,252)	—	(16,252)	(16,252)
Net balance at beginning of period	149,204	203,506	352,710	141,612	96,969	238,581
Additions	—	2,138	2,138	7,592	106,488	114,080
Impairments	—	—	—	—	—	—
Foreign currency translation	—	(7,342)	(7,342)	—	49	49
Purchase price adjustment	—	(9,612)	(9,612)	—	—	—
Net balance at end of period	$149,204	$188,690	$337,894	$149,204	$203,506	$352,710

Accumulated impairment at end of period	$—	$(16,252)	$(16,252)	$—	$(16,252)	$(16,252)

Additions to goodwill in the Company's Aerospace segment primarily relate to an earnout payment associated with a previous acquisition. See Note 3, Acquisitions, for further discussion of these acquisitions. During the purchase price measurement period, the Company made adjustments to the purchase price allocation related to the GRW acquisition. These adjustments were for the finalization of certain tax matters and the reduction of the accrual related to the environmental remediation at the Rimpar, Germany facility.

2016 Analysis

The Company performed a reevaluation of its reporting units for the purposes of its annual goodwill assessment. As previously disclosed in our 2015 Form 10-K, RWG, EXTEX and GRW were reorganized under the single management team of Kaman Specialty Bearings and Engineered Products. The Company tested the new reporting unit for impairment immediately after its creation by comparing the sum of the fair values of the entities moved into the new reporting unit to the carrying value of the new reporting unit, noting the fair value exceeded the carrying value. Prior to the reorganization, these reporting units were stand-alone reporting units. The fair value of RWG was assessed as part of our 2015 annual test for goodwill impairment, prepared during the fourth quarter of 2015. EXTEX and GRW were acquired during the fourth quarter of 2015 and as such were not included in the 2015 annual test for goodwill impairment. There were no significant changes to the conditions of the entities in the new reporting unit that would have impacted the results of the analysis as of January 1, 2016. Since this is the first year the Company assessed goodwill at this reporting unit level, the two-step impairment test was performed.

In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), the Company evaluates goodwill for possible impairment on at least an annual basis. Upon completion of our 2016 qualitative assessment of events and circumstances affecting recorded goodwill as described in Note 1, Summary of Significant Accounting Policies, the Company concluded that all reporting units, other than KPP - Orlando, should receive a Step 1 analysis. The qualitative assessment performed for KPP - Orlando took into consideration the following factors: general economic conditions, industry specific performance, changes in carrying values of the reporting unit, the assessment of assumptions used in the previous fair value calculation and changes in transaction multiples. The results of this analysis indicated that this reporting unit did not need to proceed to the two-step impairment test.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2016, 2015 and 2014

9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)

Goodwill - continued

2016 Analysis - continued

For the remaining reporting units the Company performed a Step 1 analysis. The results of the Step 1 analyses indicated that the Company did not need to proceed to Step 2, as the percentage by which the fair value exceeds the carrying value was greater than 25% for all reporting units other than Aerosystems, whose fair value exceeded carrying value by 4%. The Company performed a sensitivity analysis relative to the discount rate and growth rate selected and determined a decrease of 1% in the terminal growth rate or an increase of 1% in the discount rate would not result in a fair value calculation less than the carrying value for the Kaman Specialty Bearings and Engineered Products and Kaman Distribution reporting units. An increase of 1% in the discount rate would result in a fair value approximately 5% less than the carrying value for the Kaman Aerosystems reporting unit. A decrease of 1% in the terminal growth rate would not result in a fair value calculation less than the carrying value for the Kaman Aerosystems reporting unit.

2015 Analysis

In accordance with ASC 350, the Company evaluates goodwill for possible impairment on at least an annual basis. For the Company's 2015 annual assessment a Step 1 analysis was performed for all of its reporting units that carry goodwill. The result of these analyses indicated that the Company did not need to proceed to Step 2, as the percentage by which the fair value exceeded the carrying value was greater than 13% for all reporting units. The Company performed a sensitivity analysis relative to the discount rate and growth rate selected and determined a decrease of 1% in the terminal growth rate or an increase of 1% in the discount rate would not result in a fair value calculation less than the carrying value for any of the reporting units.

Other Intangible Assets

Other intangible assets consisted of:

		At December 31,		At December 31,
		2016		2015
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Customer lists / relationships	6-26 years	$154,745	$(51,800)	$158,831	$(41,445)
Developed technologies	10-20 years	19,049	(1,394)	19,055	(154)
Trademarks / trade names	3-15 years	8,344	(3,250)	8,478	(2,556)
Non-compete agreements and other	1-9 years	8,096	(7,444)	8,453	(6,006)
Patents	17 years	523	(425)	523	(416)
Total		$190,757	$(64,313)	$195,340	$(50,577)

The decrease in the other intangible assets balance at December 31, 2016, as compared to December 31, 2015, is primarily due to amortization. See Note 3, Acquisitions, for further discussion of these acquisitions. Intangible asset amortization expense was $15.6 million, $11.8 million and $10.6 million in 2016, 2015 and 2014, respectively.

In accordance with ASC 360 - Property, Plant, and Equipment ("ASC 360"), the Company is required to evaluate long-lived intangible assets for possible impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. During the fourth quarter of 2016, the Company evaluated certain long-lived intangible assets associated with our U.K. Composites facility. The Company compared the carrying amount of these long-lived intangible assets to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. The carrying value did not exceed the fair value, indicating there was no impairment of long-lived intangible assets held by the U.K. Composites business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2016, 2015 and 2014

9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)

Other Intangible Assets - continued

Estimated amortization expense for the next five years associated with intangible assets existing as of December 31, 2016, is as follows:

In thousands
2017	$15,435
2018	$14,173
2019	$12,217
2020	$11,718
2021	$11,232

In order to determine the useful life of acquired intangible assets, the Company considered numerous factors, most importantly the industry considerations associated with the acquired entities. The Company determined the amortization period for the acquired intangible assets for its acquisitions in 2015 based primarily on an analysis of their historical customer sales attrition information and the period over which the assets are expected to deliver meaningful cash flow generation in support of the fair value of the asset.

10. ENVIRONMENTAL COSTS

The following table displays the activity and balances associated with accruals related to environmental costs included in other accruals and payables and other long-term liabilities:

	2016	2015
In thousands
Balance at January 1	$11,609	$10,598
Additions to accrual	314	4,731
Payments	(1,543)	(3,714)
Other[1]	(3,779)	—
Changes in foreign currency exchange rates	34	(6)
Balance at December 31	$6,635	$11,609
1 In 2015, the Company recorded approximately $4.2 million related to environmental remediation at the newly acquired Rimpar, Germany facility. During 2016, the Company reduced this liability to approximately $0.5 million based on the results of the Phase II assessment. See Note 16, Commitments and Contingencies for further detail on this matter.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2016, 2015 and 2014

10. ENVIRONMENTAL COSTS (CONTINUED)

Bloomfield - continued

The following represents estimated future payments for the undiscounted environmental remediation liability related to the Bloomfield campus as of December 31, 2016:

In thousands
2017	$1,003
2018	403
2019	451
2020	171
2021	513
Thereafter	6,375
Total	$8,916

Other

During 2014, the Company sold its former manufacturing facility in Moosup, Connecticut to TD Development, LLC. In connection with the sale, the Company agreed to contribute $4.0 million in cash to an escrow account over a four-year period to fund TD's environmental remediation work performed on the site. The Company funded $1.6 million to the escrow account between 2014 and 2015. TD stopped work on the site in 2016 and is in default of its obligations under the sale agreements. The accrual related to this matter remained at $2.4 million as of December 31, 2016, unchanged from the prior year.

The Company's environmental accrual also includes estimated environmental remediation costs that the Company expects to incur at the former Music segment’s New Hartford, CT facility and the Aerospace segment’s facility in Rimpar, Germany. The Company continues to assess the work that may be required at each of these facilities, which may result in a change to this accrual. For further discussion of these matters, see Note 16, Commitments and Contingencies.

11. DEBT

Long-Term Debt

The Company has long-term debt as follows:

	At December 31,
	2016	2015
In thousands
Revolving credit agreement	$212,605	$233,513
Term loan	91,250	96,250
Convertible notes	113,203	111,058
Total	417,058	440,821
Less current portion	120,078	5,000
Total excluding current portion	$296,980	$435,821

At December 31, 2016 and 2015, the Company's Consolidated Balance Sheets were net of debt issuance costs of $0.9 million and $1.6 million, respectively.

The weighted average interest rate on long-term borrowings outstanding as of December 31, 2016 and 2015, was 2.48% and 2.08%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2016, 2015 and 2014

11. DEBT (CONTINUED)

Long-Term Debt - continued

For the years ended December 31, 2016 and 2015, $2.6 million and $1.1 million, respectively of liabilities associated with our capital leases are included in other long-term liabilities. See note 16, Commitments and Contingencies, for a discussion of the master leasing agreement.

The aggregate annual maturities of long-term debt for each of the next five years are approximately as follows:

In thousands
2017	$121,875
2018	7,500
2019	9,375
2020	280,105
2021	—

In the above table, the total principal of the Convertible Notes of $115.0 million is included in the amount due in 2017. The carrying value of the Convertible Notes at December 31, 2016, is $113.2 million.

Revolving Credit and Term Loan Agreements

On May 6, 2015, the Company closed on an amended and restated $700.0 million Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank N.A., as Administrative Agent, Bank of America, N.A. and Citizens Bank, N.A. as Co-Syndication Agents and SunTrust Bank, KeyBank N.A., TD Bank, N.A., BB&T and Fifth Third Bank, as Co-Documentation Agents. The Credit Agreement amends and restates the Company's previously existing credit facility in its entirety to, among other things: (i) extend the maturity date to May 6, 2020; (ii) increase the aggregate amount of revolving commitments from $400.0 million to $600.0 million; (iii) reinstate the aggregate amount of outstanding Term Loans to $100.0 million; (iv) modify the affirmative and negative covenants set forth in the facility; and (v) effectuate a number of additional modifications to the terms and provisions of the facility, including its pricing. Capitalized terms used but not defined within this Note 11, Debt, have the meanings ascribed thereto in the Credit Agreement.

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

The following table shows the amounts available for borrowing under the Company's revolving credit facility:

	At December 31,
	2016	2015
In thousands
Total facility	$600,000	$600,000
Amounts outstanding, excluding letters of credit	212,605	233,513
Amounts available for borrowing, excluding letters of credit	387,395	366,487
Letters of credit under the credit facility	5,655	5,900
Amounts available for borrowing	$381,740	$360,587

Amounts available for borrowing subject to EBITDA	$209,467	$259,883

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2016, 2015 and 2014

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

The interest rate for the outstanding amounts on both the revolving credit facility and term loan commitment are as follows:

	At December 31,
	2016	2015
Interest rate	2.19%	1.67%

The financial covenants associated with the Credit Agreement include a requirement that (i) the Consolidated Senior Secured Leverage Ratio cannot be greater than 3.50 to 1.00, with an election to increase the maximum to 3.75 to 1.00 for four consecutive quarters, in connection with a Permitted Acquisition with consideration in excess of $125.0 million; (ii) the Consolidated Total Leverage Ratio, as defined in the Credit Agreement, cannot be greater than 4.00 to 1.00, with an election to increase the maximum to 4.25 to 1.00 for four consecutive quarters, in connection with a Permitted Acquisition with consideration in excess of $125.0 million; (iii) the Consolidated Interest Coverage Ratio cannot be less than 4.00 to 1.00; and (iv) Liquidity: (a) as of the last day of the fiscal quarter of the Company ending two full fiscal quarters prior to the stated maturity of the Specified Convertible Notes, cannot be less than an amount equal to 50% of the outstanding principal amount of the Specified Convertible Notes, and (b) as of the last day of each fiscal quarter of the Company ending thereafter, cannot be less than an amount equal to the outstanding principal amount of the Specified Convertible Notes as of such day. The Company was in compliance with those financial covenants as of and for the quarter ended December 31, 2016, and management does not anticipate noncompliance in the foreseeable future.

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

At December 31, 2016, the market value of the Company's Common Stock exceeded 130% of the conversion price for the notes for 20 or more of the last 30 consecutive trading days preceding the quarter end. As a result, the Convertible Notes are convertible at the option of the noteholders and will continue to be convertible through April 3, 2017. The carrying amount of the Convertible Notes was reclassified to current liabilities and a portion of the equity component, representing the unamortized debt discount, was reclassified to temporary equity on the Company's Consolidated Balance Sheet as of December 31, 2016. Upon closure of the conversion period, the Notes will remain in current liabilities due to their scheduled maturity and the temporary equity will be reclassified into permanent equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2016, 2015 and 2014

11. DEBT (CONTINUED)

Convertible Notes - continued

The following table illustrates the conversion rate at each date:

	December 31, 2016	December 31, 2015
Convertible Notes
Conversion Rate per $1,000 principal amount (1)	29.9134	29.8059
Conversion Price (2)	$33.4298	$33.5504
Contingent Conversion Price (3)	$43.46	$43.62
Aggregate shares to be issued upon conversion (4)	3,440,045	3,427,679
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2016, 2015 and 2014

11. DEBT (CONTINUED)

Convertible Notes - continued

The following table illustrates the warrant price at each date:

	December 31, 2016	December 31, 2015
Warrants
Warrant Price	$43.72	$43.87

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

ASC 470-20 "Debt with Conversion and Other Options" (“ASC 470-20”), clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. ASC 470-20 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflects the issuer's non-convertible debt borrowing rate which interest costs are to be recognized in subsequent periods. The note payable principal balance at the date of issuance of $115.0 million was bifurcated into the debt component of $101.7 million and the equity component of $13.3 million. The difference between the note payable principal balance and the value of the debt component is being accreted to interest expense over the term of the notes. The debt component was recognized at the present value of associated cash flows discounted using a 5.25% discount rate, the borrowing rate at the date of issuance for a similar debt instrument without a conversion feature. The Company incurred $3.6 million of debt issuance costs in connection with the sale of the Convertible Notes, of which $0.5 million was recorded as an offset to additional paid-in capital. The balance, $3.1 million, is being amortized over the term of the notes. Total amortization expense for the years ended December 31, 2016, 2015 and 2014 was $0.6 million, $0.5 million and $0.5 million.

The carrying amount of the equity component and the principal amount of the liability component, the unamortized discount and the net carrying value of the liability are as follows:

	December 31, 2016	December 31, 2015
In thousands
Principal amount of liability	$115,000	$115,000
Unamortized discount	1,797	3,942
Carrying value of liability	$113,203	$111,058

Equity component	$13,329	$13,329

As of December 31, 2016, the "if converted value" exceeds the principal amount of the Convertible Notes by $45.0 million.

Interest expense associated with the Convertible Notes consisted of the following:

	For the year ended December 31,
	2016	2015	2014
In thousands
Contractual coupon rate of interest	$3,738	$3,738	$3,738
Accretion of convertible notes discount	2,144	2,035	1,931
Interest expense - convertible notes	$5,882	$5,773	$5,669

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2016, 2015 and 2014

11. DEBT (CONTINUED)

Debt Issuance Costs

In 2015, the Company incurred $2.3 million in debt issuance costs in connection with the Credit Agreement. These costs have been capitalized and will be amortized over the term of the agreement. Total amortization expense for the year ended December 31, 2016, 2015 and 2014 was $1.0 million, 1.0 million and $1.1 million, respectively.

Interest Payments

Cash payments for interest were $14.3 million, $11.4 million and $11.9 million in 2016, 2015 and 2014, respectively.

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are shown below:

	2016	2015
In thousands
Foreign currency translation:
Beginning balance	$(22,625)	$(20,676)
Net loss on foreign currency translation	(12,271)	(1,949)
Reclassification to net income	—	—
Other comprehensive loss	(12,271)	(1,949)
Ending balance	$(34,896)	$(22,625)

Pension and other post-retirement benefits (a):
Beginning balance	$(117,455)	$(105,264)
Reclassification to net income
Amortization of prior service cost, net of tax expense of $0 and $21, respectively	—	36
Amortization of net loss, net of tax expense of $4,849 and $3,823, respectively	8,027	6,315
Change in net gain, net of tax benefit of $7,261 and $11,226, respectively	(12,020)	(18,542)
Other comprehensive loss, net of tax benefit	(3,993)	(12,191)
Ending balance	$(121,448)	$(117,455)

Derivative instruments (b):
Beginning balance	$(58)	$(321)
Net loss on derivative instruments, net of tax benefit of $354 and $66, respectively	(587)	(108)
Reclassification to net income, net of tax expense of $360 and $224, respectively	596	371
Other comprehensive income, net of tax	9	263
Ending balance	$(49)	$(58)

Total accumulated other comprehensive income (loss)	$(156,393)	$(140,138)
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 14, Pension Plans for additional information)
(b) See Note 6, Derivative Financial Instruments, for additional information regarding our derivative instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2016, 2015 and 2014

13. INCOME TAXES

The components of income tax expense (benefit) associated with continuing operations are as follows:

	For the year ended December 31,
	2016	2015	2014
In thousands
Current:
Federal	$20,405	$25,170	$26,296
State	2,312	349	(796)
Foreign	738	931	905
	23,455	26,450	26,405
Deferred:
Federal	10,133	5,474	5,256
State	(1,023)	(2,682)	(380)
Foreign	(1,715)	(1,691)	(559)
	7,395	1,101	4,317
Total	$30,850	$27,551	$30,722

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

	At December 31,
	2016	2015
In thousands
Deferred tax assets:
Deferred employee benefits	$82,836	$83,390
Inventories	9,694	9,410
Tax loss and credit carryforwards	19,216	19,529
Accrued liabilities and other items	12,433	12,491
Total deferred tax assets	124,179	124,820
Deferred tax liabilities:
Property, plant and equipment	(15,653)	(17,178)
Intangibles	(48,785)	(42,717)
Other items	(3,100)	(2,195)
Total deferred tax liabilities	(67,538)	(62,090)
Net deferred tax assets before valuation allowance	56,641	62,730
Valuation allowance	(4,143)	(11,122)
Net deferred tax assets after valuation allowance	$52,498	$51,608

The $7.0 million change in the valuation allowance from December 31, 2015 to December 31, 2016, primarily relates to tax attributes acquired with GRW which the Company has determined are more likely than not to be realized, partially offset by the establishment of valuation allowances relating to certain state and foreign loss carryforwards. Valuation allowances reduced the deferred tax asset attributable to these state and foreign loss and credit carryforwards to an amount that, based upon all available information, is more likely than not to be realized. Reversal of the valuation allowance is contingent upon the recognition of future taxable income in the respective jurisdictions or changes in circumstances which cause the realization of the benefits of carryforwards to become more likely than not.

A portion of the net deferred tax assets, $2.7 million, is related to a capital loss recorded on the disposition of the Company's Distribution segment’s Mexico operations. The realization of these benefits is dependent in part on future taxable capital gains.

Pre-tax loss from foreign operations amounted to $5.0 million, $4.3 million and $2.3 million in 2016, 2015 and 2014, respectively. U.S. income taxes have not been provided on $29.9 million of undistributed earnings of foreign subsidiaries since it is the Company’s intention to permanently reinvest such earnings or to distribute them only when it is tax efficient to do so. It is impracticable to estimate the total tax liability, if any, that would be created by the future distribution of these earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2016, 2015 and 2014

13. INCOME TAXES (CONTINUED)

The provision for income taxes associated with continuing operations differs from that computed at the federal statutory corporate tax rate as follows:

	For the year ended December 31,
	2016	2015	2014
In thousands
Federal tax at 35% statutory rate	$31,396	$30,796	$33,776
State income taxes, net of federal benefit	999	(1,517)	(765)
Tax effect of:
Section 199 Manufacturing deduction	(2,153)	(2,275)	(2,000)
Other, net	608	547	(289)
Income tax expense	$30,850	$27,551	$30,722

During the fourth quarter of 2016, the Company elected to early adopt ASU 2016-09, "Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting". The objective of this standard update is to simplify several aspects of the accounting for share-based payment transactions, including, but not limited to, income tax consequences. The standard update was effective for fiscal years, and interim periods within those years, beginning after December 31, 2016. The Company's early adoption resulted in a tax benefit of $0.5 million for 2016.

The Company records a benefit for uncertain tax positions in the financial statements only when it determines it is more likely than not that such a position will be sustained upon examination by taxing authorities. Unrecognized tax benefits represent the difference between the position taken and the benefit reflected in the financial statements. On December 31, 2016, 2015 and 2014, the total liability for unrecognized tax benefits was $2.8 million, $3.0 million and $2.4 million, respectively (including interest and penalties of $0.2 million in 2016, $0.5 million in 2015 and $0.3 million in 2014).  The change in the liability for 2016, 2015 and 2014 is explained as follows:

	2016	2015	2014
In thousands
Balance at January 1	$2,996	$2,441	$2,302
Additions based on current year tax positions	211	117	512
Changes for tax positions of prior years	(96)	(160)	33
Settlements	(155)	19	(165)
Additions due to acquired business	—	954	—
Reductions due to lapses in statutes of limitation	(124)	(375)	(241)
Balance at December 31	$2,832	$2,996	$2,441

Included in unrecognized tax benefits at December 31, 2016, were items approximating $2.2 million that, if recognized, would favorably affect the Company’s effective tax rate in future periods. The Company files tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including 2012. During 2016, 2015 and 2014, $0.1 million or less of interest and penalties was recognized each year as a component of income tax expense. It is the Company’s policy to record interest and penalties on unrecognized tax benefits as income taxes.

Cash payments for income taxes, net of refunds, were $24.8 million, $35.7 million and $22.8 million in 2016, 2015 and 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2016, 2015 and 2014

14. PENSION PLANS

The Company has a non-contributory qualified defined benefit pension plan (the “Qualified Pension Plan”). On February 23, 2010, the Company’s Board of Directors approved an amendment to the Qualified Pension Plan that, among other things, closed the Qualified Pension Plan to all new hires on or after March 1, 2010, and stipulated that years of service would continue to be added for purposes of the benefit calculations only through December 31, 2015, with no further accrual of benefits for service thereafter. Given that effective December 31, 2015, the qualified pension plan was frozen with respect to future benefit accruals, under U.S. Government Cost Accounting Standard (“CAS”) 413 the Company must determine the USG’s share of any pension curtailment adjustment calculated in accordance with CAS. During the fourth quarter of 2016, the Company accrued a $0.3 million liability representing our estimate of the amount due to the USG based on our pension curtailment adjustment calculation, which was submitted to the USG for review in December. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on our results of operations, financial position and cash flows.

The Company also has a Supplemental Employees’ Retirement Plan (“SERP”), which is considered a non-qualified pension plan. The SERP provides certain key executives, whose compensation is in excess of the limitations imposed by federal law on the qualified defined benefit pension plan, with supplemental benefits based upon eligible earnings, years of service and age at retirement. During 2010, the Company's Board of Directors also approved an amendment to the SERP that made changes consistent with the pension plan amendment. The Board's Personnel & Compensation Committee and the Board have not approved any new participants to the SERP since February 28, 2010, and do not intend to do so at any time in the future. The measurement date for both these plans is December 31.

Obligations and Funded Status

The changes in the actuarial present value of the projected benefit obligation and fair value of plan assets are as follows:

	For the year ended December 31,
	Qualified Pension Plan		SERP
	2016	2015	2016	2015
In thousands
Projected benefit obligation at beginning of year	$712,842	$738,279	$10,184	$10,349
Service cost	4,596	14,131	—	206
Interest cost	24,488	27,514	254	318
Actuarial liability (gain) loss (a)	20,588	(36,245)	155	(155)
Benefit payments	(33,913)	(30,837)	(534)	(534)
Projected benefit obligation at end of year	$728,601	$712,842	$10,059	$10,184
Fair value of plan assets at beginning of year	$553,858	$596,733	$—	$—
Actual return on plan assets	42,229	(22,038)	—	—
Employer contributions	10,000	10,000	534	534
Benefit payments	(33,913)	(30,837)	(534)	(534)
Fair value of plan assets at end of year	$572,174	$553,858	$—	$—
Funded status at end of year	$(156,427)	$(158,984)	$(10,059)	$(10,184)
Accumulated benefit obligation	$728,601	$712,842	$10,059	$10,184
(a) The actuarial liability (gain)/loss amount for the qualified pension plan for 2016 and 2015 is principally due to the effect of changes in the discount rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2016, 2015 and 2014

14. PENSION PLANS (CONTINUED)

Obligations and Funded Status - continued

The Company has recorded liabilities related to our qualified pension plan and SERP as follows:

	At December 31,
	Qualified Pension Plan		SERP
	2016	2015	2016	2015
In thousands
Current liabilities (a)	$—	$—	$(3,061)	$(530)
Noncurrent liabilities	(156,427)	(158,984)	(6,998)	(9,654)
Total	$(156,427)	$(158,984)	$(10,059)	$(10,184)
(a) The current liabilities are included in other accruals and payables on the Consolidated Balance Sheets.

The following table presents amounts included in accumulated other comprehensive income on the Consolidated Balance Sheets that will be recognized as components of pension cost in future periods.

	At December 31,
	Qualified Pension Plan		SERP
	2016	2015	2016	2015
In thousands
Unrecognized (gain) or loss	$193,764	$187,331	$1,209	$1,236
Amount included in accumulated other comprehensive income	$193,764	$187,331	$1,209	$1,236

The amount of unrecognized loss for the qualified pension plan and the SERP, respectively, that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year is estimated to be $13.4 million and $0.2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2016, 2015 and 2014

14. PENSION PLANS (CONTINUED)

Obligations and Funded Status - continued

The pension plan net periodic benefit costs on the Consolidated Statements of Operations and other amounts recognized in other comprehensive income (loss) on the Consolidated Statements of Comprehensive Income and Consolidated Statements of Shareholders’ Equity were computed using the projected unit credit actuarial cost method and included the following components:

	For the year ended December 31,
	Qualified Pension Plan			SERP
	2016	2015	2014	2016	2015	2014
In thousands
Service cost for benefits earned during the year	$4,596	$14,131	$11,759	$—	$206	$256
Interest cost on projected benefit obligation	24,488	27,514	28,835	254	318	342
Expected return on plan assets	(40,767)	(44,130)	(41,047)	—	—	—
Amortization of prior service cost	—	57	98	—	—	—
Recognized net loss	12,694	9,920	4,106	182	218	91
Net pension benefit cost	$1,011	$7,492	$3,751	$436	$742	$689
Change in net gain or loss	19,126	29,923	66,165	155	(155)	660
Amortization of prior service cost	—	(57)	(98)	—	—	—
Amortization of net loss	(12,694)	(9,920)	(4,106)	(182)	(218)	(91)
Total recognized in other comprehensive income (loss)	$6,432	$19,946	$61,961	$(27)	$(373)	$569
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$7,443	$27,438	$65,712	$409	$369	$1,258

The following tables show the amount of the contributions made to the Qualified Pension Plan and SERP during each period and the amount of contributions the Company expects to make during 2017:

	Qualified Pension Plan		SERP
	2016	2015	2016	2015
In thousands
Contributions	$10,000	$10,000	$534	$534

	Qualified Pension Plan (a)	SERP
In thousands
Expected contributions during 2017	$10,000	$3,061
(a) The Company contributed $10.0 million to the qualified pension plan in January 2017 and does not intend to make any further contributions to the qualified pension plan in 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2016, 2015 and 2014

14. PENSION PLANS (CONTINUED)

Obligations and Funded Status - continued

Expected future benefit payments, which reflect expected future service, are as follows:

	Qualified Pension Plan	SERP
In thousands
2017	$33,480	$3,061
2018	35,021	519
2019	36,948	506
2020	38,533	492
2021	39,770	2,145
2022-2026	218,335	2,423

In 2014, the Society of Actuaries finalized a new set of mortality tables. Mortality is a key assumption in developing actuarial estimates, and therefore could significantly impact the valuation of the Company's obligations under the qualified pension plan and SERP. The Company reviewed the mortality data and based on the size and demographics of the plan's participant population, the Company determined the RP-2000 Scale AA Generational based mortality table was the most appropriate assumption.

Since 2014, the Company has been using the Citigroup Above Median Double-A Curve, as it is deemed to be the most appropriate basis for generating the Company's discount rate assumption, as the future cash flows of the plan are most closely aligned to the Above Median Double-A Curve. The discount rates used in determining benefit obligations of the pension plans are as follows:

	At December 31,
	Qualified Pension Plan		SERP
	2016	2015	2016	2015
Discount rate	3.98%	4.17%	3.43%	3.47%

The actuarial assumptions used in determining the net periodic benefit cost of the pension plans are as follows:

	For the year ended December 31,
	Qualified Pension Plan		SERP
	2016	2015	2016	2015
Discount rate	4.17%	3.80%	3.47%	3.15%
Expected return on plan assets	7.50%	7.50%	N/A	N/A
Average rate of increase in compensation levels	N/A	N/A	N/A	N/A

Other

In 2015 and prior, we used a single-weighted average discount rate to calculate interest and service cost associated with our defined benefit pension plans. In 2016 we utilized a "spot rate approach" in the calculation of interest and service cost for these plans. The spot rate approach applies separate discount rates for each projected benefit payment in the calculation of pension interest and service cost. This calculation change is considered a change in accounting estimate and is being applied prospectively beginning in 2016. The use of the spot rate approach had a favorable impact on pension expense in 2016 of $4.7 million relative to what pension expense would have been had we not changed our approach.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2016, 2015 and 2014

14. PENSION PLANS (CONTINUED)

Qualified Pension Plan Assets

The expected return on plan assets rate was determined based upon historical returns adjusted for estimated future market fluctuations. For 2016 and 2015, the expected rate of return on plan assets was 7.5%. During 2016, the actual return on pension plan assets, net of expenses, was 7.5%.

Plan assets are invested in a diversified portfolio consisting of equity and fixed income securities. The investment goals for pension plan assets are to improve and/or maintain the Plan’s funded status by generating long-term asset returns that exceed the rate of growth of the Plan’s liabilities. The Plan invests assets in a manner that seeks to (a) maximize return within reasonable and prudent levels of risk of loss of funded status; and (b) maintain sufficient liquidity to meet benefit payment obligations and other periodic cash flow requirements on a timely basis. The return generation/liability matching asset allocation ratio is currently 55.6%/44.4%. As the plan’s funded status changes, the pension plan’s Administrative Committee (the management committee that is responsible for plan administration) will act through an immediate or gradual process, as appropriate, to reallocate assets.

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

Common Trust Funds – Common trust funds are comprised of shares or units in commingled funds that are not publicly traded. The values of the commingled funds are not publicly quoted and must trade through a broker. For equity and fixed-income commingled funds traded through a broker, the fund administrator values the fund using the net asset value (“NAV”) per fund share, derived from the value of the underlying assets. The underlying assets in these funds (equity securities, fixed income securities, and commodity-related securities) are publicly traded on exchanges and price quotes for the assets held by these funds are readily available. Holdings of common trust funds are not subject to leveling.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2016, 2015 and 2014

14. PENSION PLANS (CONTINUED)

Qualified Pension Plan Assets - continued

The fair values of the Company’s qualified pension plan assets at December 31, 2016 and 2015, are as follows:

	Total Carrying Value at December 31, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Not subject to leveling
In thousands
Short-term investments:
Cash and cash equivalents	$21,537	$21,537	$—	$—	$—
Futures contracts - assets/(liabilities)	(1,346)	—	(1,346)	—	—
Fixed income securities	127,857	—	127,857	—	—
Mutual funds	131,897	131,897	—	—	—
Common trust funds[1]	216,354	—	—	—	216,354
Corporate stock	74,348	74,348	—	—	—
Subtotal	$570,647	$227,782	$126,511	$—	$216,354
Accrued income/expense	1,527	133	1,394	—	—
Total	$572,174	$227,915	$127,905	$—	$216,354

	Total Carrying Value at December 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Not subject to leveling
In thousands
Short term investments:
Cash and cash equivalents	$10,201	$10,201	$—	$—	$—
Fixed income securities	174,636	—	174,636	—	—
Mutual funds	119,312	119,312	—	—	—
Common trust funds[1]	196,570	—	—	—	196,570
Corporate stock	51,153	51,153	—	—	—
Subtotal	$551,872	$180,666	$174,636	$—	$196,570
Accrued income/expense	1,986	73	1,913	—	—
Total	$553,858	$180,739	$176,549	$—	$196,570
1 In accordance with ASU 2015-07, Fair Value Measurement (Topic 820), certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented for the total pension plan assets.

Derivatives are primarily used to manage risk and gain asset class exposure while still maintaining liquidity. Derivative instruments mainly consist of equity futures and interest rate futures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2016, 2015 and 2014

14. PENSION PLANS (CONTINUED)

Other Plans

The Company also maintains a Defined Contribution Plan that has been adopted by most of its U.S. subsidiaries. Employees of the adopting employers who meet the eligibility requirements of the plan may participate. Employer matching contributions are made to the plan based on a percentage of each participant’s pre-tax contribution. For each dollar that a participant contributes, up to 5% of compensation, participating subsidiaries make employer contributions of one dollar. Employer contributions to the plan totaled $11.9 million, $11.9 million and $11.2 million in 2016, 2015 and 2014, respectively.

One of the Company’s acquired U.S. subsidiaries maintains a separate defined contribution plan for its eligible employees. Employer matching contributions are made on a discretionary basis. Additionally, one of our foreign subsidiaries maintains a defined benefit plan of its own for its local employees. The net pension liability associated with these plans as of December 31, 2016 and 2015, of $0.1 million is included in Other current liabilities on the Consolidated Balance Sheet.

15. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

	At December 31,
	2016	2015
In thousands
Supplemental employees' retirement plan ("SERP")	$6,998	$9,654
Deferred compensation	15,238	16,244
Long-term incentive plan	8,346	7,973
Noncurrent income taxes payable	2,903	2,672
Environmental remediation liability	3,763	9,307
Other	7,668	5,577
Total	$44,916	$51,427

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

16. COMMITMENTS AND CONTINGENCIES

Asset Retirement Obligations

The Company has unrecorded Asset Retirement Obligation’s (“AROs”) that are conditional upon certain events. These AROs generally include the removal and disposition of non-friable asbestos. The Company has not recorded a liability for these conditional AROs at December 31, 2016, because the Company does not currently believe there is a reasonable basis for estimating a date or range of dates for major renovation or demolition of these facilities. In reaching this conclusion, the Company considered the historical performance of each facility and has taken into account factors such as planned maintenance, asset replacements and upgrades, which, if conducted as in the past, can extend the physical lives of the facilities indefinitely. The Company also considered the possibility of changes in technology and risk of obsolescence in arriving at its conclusion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2016, 2015 and 2014

16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Asset Retirement Obligations - continued

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

Operating Leases

Rent commitments under various leases for office space, warehouses, land and buildings expire at varying dates from January 2017 to December 2026. The terms of most of these leases are in the range of 3 to 5 years. Some of the Company’s leases have rent escalations, rent holidays or contingent rent that are recognized on a straight-line basis over the entire lease term. Material leasehold improvements and other landlord incentives are amortized over the shorter of their economic lives or the lease term, including renewal periods, if reasonably assured. Certain annual rentals are subject to renegotiation, with certain leases renewable for varying periods.

Lease periods for machinery and equipment range from 1 to 5 years.

Substantially all real estate taxes, insurance and maintenance expenses associated with leased facilities are obligations of the Company. It is expected that in the normal course of business leases that expire will be renewed or replaced by leases on other similar property.

The following minimum future rental payments are required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2016:

In thousands
2017	$25,347
2018	20,444
2019	13,693
2020	9,192
2021	6,401
Thereafter	12,739
Total	$87,816

Lease expense for all operating leases, including leases with terms of less than one year, amounted to $27.3 million, $26.4 million and $25.0 million for 2016, 2015 and 2014, respectively.

Capital Leases

During 2014, the Company entered into a master leasing agreement with PNC Equipment Finance for financing the purchases of equipment, with total capacity of $5.0 million. Such leases are classified as capital for accounting purposes and are recorded at the present value of the future minimum lease payments at the inception of the lease. Amounts due under capital leases are recorded as liabilities, and assets acquired under capital leases are recorded as equipment. Amortization of assets recorded under capital leases is included in depreciation and amortization expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2016, 2015 and 2014

16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Capital Leases - continued

The following minimum payments are required under capital leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2016:

In thousands
2017	$504
2018	718
2019	718
2020	507
2021	380
Thereafter	222
Total	$3,049

Interest expense related to capital leases was immaterial in 2016 and 2015. There was no interest expense associated with capital leases in 2014. See Note 8, Property, Plant and Equipment, Net, for additional information regarding our capital leases.

Other Matters

Pension Freeze

Effective December 31, 2015, the Company's qualified pension plan was frozen with respect to future benefit accruals. Under USG Cost Accounting Standard (“CAS”) 413 the Company must determine the USG’s share of any pension curtailment adjustment calculated in accordance with CAS. Such adjustments can result in an amount due to the USG for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position. During the fourth quarter of 2016, the Company accrued a $0.3 million liability representing our estimate of the amount due to the USG based on our pension curtailment adjustment calculation, which was submitted to the USG for review in December. Through the date of this filing there has been no response from the USG on this matter. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations, financial position and cash flows.

AH-1Z Program

In February 2016, the Company reached an agreement with our customer that modified the scope of the AH-1Z contract and which, among other things, resolved outstanding claims associated with this program. The Company agreed to pay its customer $4.0 million, all of which was accrued at the end of 2015 and paid in 2016, and the customer agreed to pay the Company $4.3 million which was received in the third quarter of 2016. Given the current volume of firm orders, the Company estimates the contract to be a zero margin program, taking into consideration the $1.4 million of G&A costs capitalized in inventory associated with this contract. As of December 31, 2016 and 2015, our backlog for this program was $45.4 million and $10.2 million, respectively.

Aerospace Claim Matter

On June 29, 2016, the Company received notification from a customer of their intent to file a claim for recovery of costs and expenses related to rework on certain aerostructures components previously delivered by the Company to the customer. The notification did not indicate the extent of the rework undertaken by the customer, the cost or expenses incurred by the customer, or the time frame in which the customer anticipated filing its formal claim. Based on initial discussions with the customer, the Company believes the customer is seeking recovery of $12.4 million representing the cost of rework associated with these components and related costs incurred by the customer. The Company is currently discussing this matter with its customer in order to reach a mutually acceptable resolution and estimates the cost to rework the aerostructure components delivered to the customer over the time period in question is approximately $0.2 million. Based on this analysis, the Company has accrued $0.2 million, the estimated cost to rework the aerostructure components, as of December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2016, 2015 and 2014

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

The Company's estimate of its portion of the cost to assess the environmental conditions and remediate this site is $2.3 million, all of which has been accrued. The total amount paid to date in connection with these environmental remediation activities is $1.6 million. A portion ($0.1 million) of the accrual related to this property is included in other accruals and payables and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Bloomfield

In connection with the Company’s 2008 purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR, the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and continues the effort to define the scope of the remediation that will be required by the Connecticut Department of Environmental Protection ("CTDEP"). The assumed environmental liability of $10.3 million was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $11.9 million. At December 31, 2016, the Company had $3.1 million accrued for these environmental remediation activities. A portion ($1.0 million) of the accrual related to this property is included in other accruals and payables, and the balance is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Rimpar

In connection with the Company's purchase of GRW, the Company assumed responsibility for the environmental remediation at the Rimpar, Germany facility. As part of the purchase price allocation, the Company initially accrued approximately $4.2 million during the year ended December 31, 2015. In 2016, the Company completed a Phase II assessment in order to better understand the extent of the environmental effort necessary to remediate the facility. Based on this assessment, the Company adjusted the accrual to $0.5 million, as results of the assessment indicate a lower level of remediation effort will be required. The total amount paid to date in connection with these environmental remediation activities is $0.1 million. A portion ($0.1 million) of the accrual related to this property is included in other accruals and payables and the balance is included in long-term liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2016, 2015 and 2014

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

	For the Year Ended December 31,
	2016	2015	2014
In thousands, except per share amounts
Earnings from continuing operations	$58,854	$60,438	$65,780
Loss from discontinued operations, net of tax	—	—	(2,924)
Loss on disposal of discontinued operations, net of tax	—	—	(4,984)
Net earnings	$58,854	$60,438	$57,872

Basic:
Weighted average number of shares outstanding	27,107	27,177	27,053

Earnings per share from continuing operations	$2.17	$2.22	$2.43
Loss per share from discontinued operations	—	—	(0.11)
Loss per share from disposal of discontinued operations	—	—	(0.18)
Basic earnings per share	$2.17	$2.22	$2.14
Diluted:
Weighted average number of shares outstanding	27,107	27,177	27,053
Weighted average shares issuable on exercise of dilutive stock options	141	133	147
Weighted average shares issuable on exercise of convertible notes	773	558	577
Weighted average shares issuable on exercise of warrants	51	—	—
Total	28,072	27,868	27,777

Earnings per share from continuing operations	$2.10	$2.17	$2.37
Loss per share from discontinued operations	—	—	(0.11)
Loss per share from disposal of discontinued operations	—	—	(0.18)
Diluted earnings per share	$2.10	$2.17	$2.08

Equity awards

Excluded from the diluted earnings per share calculation for the years ended December 31, 2016, 2015 and 2014, respectively, are 472,328, 487,071 and 342,994 shares associated with equity awards granted to employees that are anti-dilutive based on the average stock price.

Convertible Notes

For the years ended December 31, 2016, 2015 and 2014, shares issuable under the Convertible Notes that were dilutive during the period were included in the calculation of earnings per share as the conversion price for the Convertible Notes was less than the average share price of the Company's stock.

Warrants

Excluded from the diluted earnings per share calculation for the years ended December 31, 2016, 2015 and 2014, respectively were 3,383,826, 3,422,477, and 3,411,539 shares, issuable under the warrants sold in connection with the Company’s Convertible Note offering as they would be anti-dilutive. For further information on the Convertible Notes, see Note 11, Debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2016, 2015 and 2014

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

Compensation expense for stock options, restricted stock awards and restricted stock units is recognized on a straight-line basis over the vesting period of the awards. Share-based compensation expense recorded for the years ended December 31, 2016, 2015 and 2014 was $5.7 million, $6.4 million and $5.4 million, respectively.

Stock Incentive Plan

On April 17, 2013, the shareholders of the Company approved the 2013 Management Incentive Plan (the "2013 Plan"), which replaced the 2003 Stock Incentive Plan. The 2013 Plan provides the Company with the ability to use equity-based awards of up to 2,250,000 authorized shares and is designed as a flexible share authorization plan, such that the Company's share authorization is based on the least costly type of award (stock options). Shares issued pursuant to “Full Value Awards” as defined in the 2013 Plan (awards other than stock options or stock appreciation rights which are settled by the issuance of shares, e.g., restricted stock, restricted stock units, performance shares, performance units if settled with stock, or other stock-based awards) count against the 2013 Plan's share authorization at a rate of 3 to 1, while shares issued upon exercise of stock options or stock appreciation rights count against the share authorization at a rate of 1 to 1. This means that every time an option is granted, the authorized pool of shares is reduced by one (1) share and every time a Full Value Award is granted, the authorized pool of shares is reduced by 3 shares. In deriving the valuation ratio used in the 2013 Plan, the Company used the Black Scholes Fair Value model as the basis for determining the approximate value of an option as compared to a "full value share." As of December 31, 2016, there were 867,569 shares available for grant under the plan.

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

During the first quarter of 2016, the Company issued additional stock awards with market and performance based conditions, bringing the total of these shares to 8,979, assuming a 100% achievement level. The Company measures the cost of these awards based on their grant date fair value to the extent of the probable number of shares to be earned upon vesting. Amortization of this cost will be recorded on a straight-line basis over the requisite service period. Throughout the course of the requisite service period, the Company will monitor the level of achievement compared to the target and adjust the number of shares expected to be earned, and the related compensation expense recorded thereafter, to reflect the updated most probable outcome. Compensation expense for these awards for the years ended December 31, 2016 and 2015 was not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2016, 2015 and 2014

18. SHARE-BASED ARRANGEMENTS (CONTINUED)

Stock Incentive Plan - continued

Stock option activity is as follows:

	Options	Weighted average- exercise price
Options outstanding at December 31, 2015	1,040,036	$33.22
Granted	230,197	42.86
Exercised	(272,411)	30.04
Forfeited or expired	(39,143)	39.32
Options outstanding at December 31, 2016	958,679	$36.18

The following table presents information regarding options outstanding as of December 31, 2016:

Weighted-average remaining contractual term - options outstanding (years)	6.2
Aggregate intrinsic value - options outstanding (in thousands)	$12,219
Weighted-average exercise price - options outstanding	$36.18
Options exercisable	425,307
Weighted-average remaining contractual term - options exercisable (years)	4.2
Aggregate intrinsic value - options exercisable (in thousands)	$7,587
Weighted-average exercise price - options exercisable	$31.09

The intrinsic value represents the amount by which the market price of the stock on the measurement date exceeds the exercise price of the option. The intrinsic value of options exercised in 2016, 2015 and 2014 was $3.9 million, $1.0 million and $2.9 million, respectively. The Company currently has an open stock repurchase plan, which would enable the Company to repurchase shares as needed. Since 2008 the Company has generally issued shares related to option exercises and RSAs from its authorized but unissued common stock.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	2016	2015	2014
Expected option term (years)	5.2	5.1	5.1
Expected volatility	26.0%	29.0%	37.5%
Risk-free interest rate	1.2%	1.6%	1.5%
Expected dividend yield	1.8%	1.6%	1.7%
Per share fair value of options granted	$8.63	$9.28	$11.60

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2016, 2015 and 2014

18. SHARE-BASED ARRANGEMENTS (CONTINUED)

Stock Incentive Plan - continued

Restricted Stock Award and Restricted Stock Unit activity is as follows:

	Restricted Stock Awards	Weighted- average grant date fair value
Restricted Stock outstanding at December 31, 2015	183,543	$37.80
Granted	82,519	42.73
Vested	(87,424)	37.94
Forfeited or expired	(10,964)	39.71
Restricted Stock outstanding at December 31, 2016	167,674	$40.27

The grant date fair value for restricted stock is the average market price of the unrestricted shares on the date of grant. The total fair value of restricted stock awards vested during 2016, 2015 and 2014 was $4.3 million, $3.8 million and $4.5 million, respectively.

We record a tax benefit and associated deferred tax asset for compensation expense recognized on non-qualified stock options and restricted stock for which we are allowed a tax deduction. For 2016, 2015 and 2014, respectively, we recorded a tax benefit of $2.0 million, $2.2 million and $1.9 million for these two types of compensation expense.

The windfall tax benefit is the tax benefit realized on the exercise of non-qualified stock options and disqualifying dispositions of stock acquired by exercise of incentive stock options and Employee Stock Purchase Plan stock purchases in excess of the deferred tax asset originally recorded. During the fourth quarter of 2016, the Company early adopted ASU 2016-09, "Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting". Prior to the adoption of this standard update, windfall tax benefits were recorded in equity. With the adoption of this standard update, all of the tax effects related to share-based payments at settlement or expiration now flow through the income statement. Accordingly, there was no windfall tax benefit realized in 2016. The total windfall tax benefit realized in 2015 and 2014 was $0.3 million and $0.8 million, respectively.

As of December 31, 2016, future compensation costs related to non-vested stock options and restricted stock grants is $7.4 million. The Company anticipates that this cost will be recognized over a weighted-average period of 2.9 years.

Employees Stock Purchase Plan

The Kaman Corporation Employees Stock Purchase Plan (“ESPP”) allows employees to purchase common stock of the Company, through payroll deductions, at 85% of the market value of shares at the time of purchase. The plan provides for the grant of rights to employees to purchase a maximum of 1,500,000 shares of common stock.

During 2016, 74,273 shares were issued to employees at prices ranging from $32.95 to $42.40. During 2015, 79,294 shares were issued to employees at prices ranging from $31.64 to $36.46. During 2014, 76,805 shares were issued to employees at prices ranging from $32.48 to $36.42. At December 31, 2016, there were 235,065 shares available for purchase under the plan.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2016, 2015 and 2014

19. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

The Aerospace segment produces and markets proprietary aircraft bearings and components; super precision, miniature ball bearings; complex metallic and composite aerostructures for commercial, military and general aviation fixed and rotary wing aircraft; and safe and arming solutions for missile and bomb systems for the U.S. and allied militaries. The segment also markets the design and supply of aftermarket parts to businesses performing MRO in aerospace markets; performs helicopter subcontract work; restores, modifies and supports the Company's SH-2G Super Seasprite maritime helicopters; manufactures and supports the Company's K-MAX® manned and unmanned medium-to-heavy lift helicopters; and provides engineering design, analysis and certification services.

Summarized financial information by business segment is as follows:

	For the year ended December 31,
	2016	2015	2014
In thousands
Net sales from continuing operations:
Distribution	$1,106,322	$1,177,539	$1,161,992
Aerospace (a)	702,054	597,586	632,970
Net sales	$1,808,376	$1,775,125	$1,794,962
Operating income:
Distribution	$41,859	$49,441	$56,765
Aerospace	115,005	110,328	108,697
Net gain (loss) on sale of assets	(11)	328	(233)
Corporate expense	(50,930)	(55,578)	(54,722)
Operating income from continuing operations	105,923	104,519	110,507
Interest expense, net	15,747	13,144	13,382
Other expense, net	472	3,386	623
Earnings before income taxes from continuing operations	89,704	87,989	96,502
Income tax expense	30,850	27,551	30,722
Earnings from continuing operations	$58,854	$60,438	$65,780

(a) Net sales by the Aerospace segment under contracts with USG agencies (including sales to foreign governments through foreign military sales contracts with USG agencies) totaled $244.4 million, $211.4 million and $271.7 million in 2016, 2015 and 2014, respectively, and represent direct and indirect sales to the USG and related agencies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2016, 2015 and 2014

19. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

	At December 31,
In thousands	2016	2015	2014
Identifiable assets (a):
Distribution	$540,900	$558,630	$547,350
Aerospace	720,823	738,426	531,868
Corporate (b)	164,563	142,555	120,063
Total assets	$1,426,286	$1,439,611	$1,199,281
Capital expenditures:
Distribution	$9,016	$10,685	$12,205
Aerospace	17,935	13,378	12,044
Corporate	2,826	5,869	4,034
Total capital expenditures	$29,777	$29,932	$28,283
Depreciation and amortization:
Distribution	$16,107	$16,368	$14,461
Aerospace	23,584	16,275	16,039
Corporate	5,238	5,086	5,709
Total depreciation and amortization	$44,929	$37,729	$36,209
(a) Identifiable assets are year-end assets at their respective net carrying values segregated as to segment and corporate use.
(b) For the periods presented, the corporate identifiable assets are principally comprised of cash, short-term and long-term deferred income tax assets, cash surrender value of life insurance policies and fixed assets.

The following table summarizes total sales of the Company, which are principally derived from the sale of products:

	For the year ended December 31,
	2016	2015	2014
in thousands
Bearings and Power Transmission (a)	$548,736	$594,511	$630,557
Automation, Control and Energy	337,428	354,771	300,861
Fluid Power	220,158	228,257	230,574
Military and Defense, other than fuzes	205,812	242,112	265,096
Missile and Bomb Fuzes(b)	164,187	120,755	126,436
Commercial Aerospace and Other	332,055	234,719	241,438
Total sales (c)	$1,808,376	$1,775,125	$1,794,962
(a) Aerospace bearings are not included in this caption, as they are reported in either the "Military and Defense" or "Commercial Aerospace and Other" categories.
(b) Sales of missile and bomb fuzes are to the USG and Foreign Militaries and were previously included in the Military and Defense line item.
(c) Service revenue was not material for the years ended December 31, 2016, 2015 and 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2016, 2015 and 2014

19. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Sales are attributed to geographic regions based on the location to which the product is shipped. Geographic distribution of sales recorded by continuing operations is as follows:

	For the year ended December 31,
	2016	2015	2014
In thousands
North America	$1,514,595	$1,518,416	$1,576,041
Europe	168,456	112,057	117,686
Middle East	61,409	65,740	4,378
Asia	46,805	33,020	29,115
Oceania	13,385	37,959	65,122
Other	3,726	7,933	2,620
Total	$1,808,376	$1,775,125	$1,794,962

Geographic distribution of long-lived assets is as follows:

	At December 31,
	2016	2015
In thousands
United States	$465,906	$466,626
Germany	151,336	168,182
United Kingdom	44,702	55,627
Czech Republic	4,766	4,389
Mexico	1,650	1,937
Total	$668,360	$696,761

The decreases in long-lived assets in Germany and the United Kingdom are primarily related to changes in foreign currency rates. For the purpose of this disclosure the Company excluded deferred tax assets of $59.4 million and $66.8 million as of December 31, 2016 and 2015, respectively.

20. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of these financial statements. No material subsequent events were identified that require disclosure.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2016, the Company's disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.

In making its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, management utilized the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control—Integrated Framework (2013). Management concluded that based on its assessment the Company’s internal control over financial reporting was effective as of December 31, 2016. The effectiveness of internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting during 2016.

During the fourth quarter ended December 31, 2016, management made no changes to internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than the list of executive officers of the Company set forth in Item 1, Executive Officers of the Registrant, all information under this caption may be found in the Company’s proxy statement to be delivered to stockholders in connection with the Annual Meeting of Shareholders, which is scheduled for April 19, 2017, (the “Proxy Statement”) in the following sections: “Class 3 Director Nominees for Election at the 2017 Annual Meeting,” “Continuing Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nominees,” and “Audit Committee.”  Those portions of the Proxy Statement are incorporated by reference into this Item 10.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2016, concerning Common Stock issuable under the Company’s equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2003 Stock Incentive Plan	413,311	$30.12	—
2013 Management Incentive Plan	545,368	40.78	867,569
Employees Stock Purchase Plan	—	—	235,065
Equity compensation plans not approved by security holders	—	—	—
Total	958,679	$36.18	1,102,634

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	FINANCIAL STATEMENTS.
See Item 8 of this Form 10-K setting forth our Consolidated Financial Statements.

(a)(2)	FINANCIAL STATEMENT SCHEDULES.
An index to the financial statement schedule immediately precedes such schedule.

(a)(3)	EXHIBITS.
An index to the exhibits filed or incorporated by reference immediately precedes such exhibits.

ITEM 16.	FORM 10-K SUMMARY

None.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bloomfield, State of Connecticut, on this 28th day of February 2017.

KAMAN CORPORATION (Registrant)

By:	/s/ Neal J. Keating
Neal J. Keating
Chairman, President,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title:	Date:

/s/ Neal J. Keating	Chairman, President,	February 28, 2017
Neal J. Keating	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Robert D. Starr	Executive Vice President	February 28, 2017
Robert D. Starr	and Chief Financial Officer
(Principal Financial Officer)

/s/ John J. Tedone	Vice President – Finance and	February 28, 2017
John J. Tedone	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Neal J. Keating		February 28, 2017
Neal J. Keating
Attorney-in-Fact for:

Brian E. Barents	Director
E. Reeves Callaway III	Director
Karen M. Garrison	Director
A. William Higgins	Director
Scott E. Kuechle	Director
George E. Minnich	Director
Jennifer M. Pollino	Director
Thomas W. Rabaut	Director
Richard J. Swift	Director

KAMAN CORPORATION AND SUBSIDIARIES

Index to Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Kaman Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 28, 2017 included under Item 8 in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
February 28, 2017

KAMAN CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(Dollars in Thousands)

		Additions
DESCRIPTION	Balance Beginning of Period	Charged to Costs and Expenses	Others (A)	Deductions (B)	Balance End of Period
2016
Allowance for doubtful accounts	$2,989	$2,635	$19	$1,520	$4,123
2015
Allowance for doubtful accounts	$3,208	$1,694	$96	$2,009	$2,989
2014
Allowance for doubtful accounts	$3,827	$1,171	$148	$1,938	$3,208

(A)	Additions to allowance for doubtful accounts attributable to acquisitions.

(B)	Recoveries and write-off of bad debts.

		Additions (Reductions)
DESCRIPTION	Balance Beginning of Period	Current Year Provision (Benefit)	Others	Balance End of Period
2016
Valuation allowance on deferred tax assets	$11,122	$269	$(7,248)	$4,143
2015
Valuation allowance on deferred tax assets	$4,694	$281	$6,147	$11,122
2014
Valuation allowance on deferred tax assets	$4,657	$363	$(326)	$4,694

KAMAN CORPORATION
INDEX TO EXHIBITS

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 4, 2005, File No. 333-66179).	Previously Filed

Exhibit 3.2	Amended and Restated Bylaws of the Company, (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated February 28, 2008, File No. 000-01093).	Previously Filed

Exhibit 4.1
Amended and Restated Indenture, dated as of February 23, 2011, by and between the Company and The Bank of New York Mellon Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, File No. 000-01093).
Previously Filed

Exhibit 10.1
Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Annex A to the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 1, 2013, File No. 001-35419).*
Previously Filed

Exhibit 10.2
First Amendment to the Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 23, 2015, File No. 001-35419).*
Previously Filed

Exhibit 10.3
Form of Nonqualified Stock Option Agreement under the Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 24, 2014, File No. 001-35419).*
Previously Filed

Exhibit 10.4
Form of Restricted Share Agreement under the Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 24, 2014, File No. 001-35419).*
Previously Filed

Exhibit 10.5
Form of Restricted Stock Unit Agreement under the Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 6, 2014, File No 001-35419).*
Previously Filed

Exhibit 10.6
Form of Long-Term Performance Award Agreement (Payable in Cash) under the Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated February 24, 2014, File No. 001-35419).*
Previously Filed

Exhibit 10.7
Form of Long-Term Performance Award Agreement (Payable in Shares) granted under the Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated February 24, 2014, File No. 001-35419).*
Previously Filed

Exhibit 10.8
Form of Award Agreement for Non-Employee Directors under the Kaman Corporation 2013 Management Incentive Plan.(incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, File No. 001-35419).*
Previously Filed

Exhibit 10.9
Kaman Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10(a)(i) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2009, File No. 000-01093), as amended by amendments thereto filed with the SEC on April 7, 2010 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated April 7, 2010, File No. 000-01093) and November 1, 2010 (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010, File No. 000-01093), and February 22, 2012 (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, dated February 22, 2012, File No. 000-01093).*
Previously Filed

Exhibit 10.10
Form of Incentive Stock Option Agreement under the Kaman Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10h(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-01093).*
Previously Filed

Exhibit 10.11
Form of Non-Statutory Stock Option Agreement under the Kaman Corporation 2003 Stock Incentive Plan  (incorporated by reference to Exhibit 10h(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-01093).*
Previously Filed

Exhibit 10.12
Form of Stock Appreciation Rights Agreement under the Kaman Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10h(iii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-01093).*
Previously Filed

Exhibit 10.13
Form of Restricted Stock Agreement under the Kaman Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10h(iv) to the Company's Form 10-Q for the fiscal quarter ended June 27, 2007, File No. 000-01093).*
Previously Filed

Exhibit 10.14
Form of Long Term Performance Award Agreement under the Kaman Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10h(v) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, File No. 001-35419).*
Previously Filed

Exhibit 10.15
Form of Restricted Stock Unit Agreement under the Kaman Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10h(vi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, File No. 000-10093).*
Previously Filed

Exhibit 10.16
Kaman Corporation Employees Stock Purchase Plan (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010, File No. 000-01093), as amended by the First Amendment thereto filed with the SEC on February 27, 2012 (incorporated by reference to Exhibit 10b to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, File No. 001-35419), the Second Amendment thereto filed with the SEC on February 25, 2013 (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 001-35419) and the Third Amendment thereto filed with the SEC on February 23, 2015 by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, File No. 001-35419).*
Previously Filed

Exhibit 10.17
Kaman Corporation Supplemental Employees' Retirement Plan (incorporated by reference to Exhibit 10c to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 333-66179), as amended by an amendment thereto filed with the SEC on March 5, 2004 (incorporated by reference to Exhibit 10c to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 333-66179), and an amendment thereto filed with the SEC on February 26, 2007 (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K, dated February 26, 2007, File No. 000-01093).*
Previously Filed

Exhibit 10.18
Post-2004 Supplemental Employees' Retirement Plan (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K, dated February 26, 2007, File No. 000-01093), as amended by the First Amendment thereto filed with the SEC on February 28, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated February 28, 2008, File No. 000-01093) and the Second Amendment thereto filed with the SEC on February 25, 2010 (incorporated by reference to Exhibit 10(c)(iii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, File No. 000-01093).*
Previously Filed

Exhibit 10.19
Kaman Corporation Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10d to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 333-66179), as amended by an amendment thereto filed with the SEC on March 5, 2004 (incorporated by reference to Exhibit 10d to the Company's Annual report on Form 10-K for the fiscal year ended December 31, 2003 File No. 333-66179), and an amendment thereto filed with the SEC on August 3, 2004 (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, File No. 333-66179).*
Previously Filed

Exhibit 10.20
Kaman Corporation Post-2004 Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated February 28, 2008, File No. 000-01093), as amended by the First Amendment thereto filed with the SEC on February 27, 2012 (incorporated by reference to Exhibit 10d(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, File No. 001-35419), the Second Amendment thereto (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, File No. 001-35419), the Third Amendment thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 21, 2014, File No. 001-35419) and the Fourth Amendment thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 13, 2016, File No. 001-35419). *
Previously Filed

Exhibit 10.21
Amended and Restated Executive Employment Agreement between Kaman Corporation and Neal J. Keating, originally dated as of August 7, 2007 and amended and restated as of November 11, 2008 (incorporated by reference to Exhibit 10g(xviii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-01093), as amended by Amendment No. 1 thereto dated January 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated February 23, 2010, File No. 000-01093), Amendment No. 2 thereto dated September 17, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated September 20, 2010, File No. 000-01093), and Amendment No. 3 thereto dated November 18, 2014 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, dated November 21, 2014, File No. 000-01093).*
Previously Filed

Exhibit 10.22
Executive Employment Agreement between Kaman Corporation and Robert D. Starr, dated as of November 18, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 21, 2014, File No. 001-35419).*
Previously Filed

Exhibit 10.23
Amended and Restated Executive Employment Agreement between Kaman Aerospace Group, Inc. and Gregory L. Steiner, originally dated as of July 7, 2008 and amended and restated as of November 11, 2008 (incorporated by reference to Exhibit 10g(xx) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2009, File No. 000-01093), as amended by Amendment No. 1 thereto, dated June 7, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 7, 2011, File No. 000-01093).*
Previously Filed

Exhibit 10.24
Executive Employment Agreement between Kaman Industrial Technologies Corporation and Steven J. Smidler dated as of September 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 10, 2010, File No. 000-01093.)*
Previously Filed

Exhibit 10.25	Form of Amended and Restated Change in Control Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 22, 2016, File No. 001-35419).*	Previously Filed

Exhibit 10.26
Purchase Agreement dated November 15, 2010, by and among Kaman Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and RBS Securities Inc., as representatives of the several Initial Purchasers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 19, 2010, File No. 000-01093).
Previously Filed

Exhibit 10.27
Base Convertible Bond Hedging Transaction Confirmation dated November 15, 2010, by and between Kaman Corporation and The Royal Bank of Scotland plc, acting through RBS Securities Inc., as its agent (incorporated by reference to Exhibit 10.2(a) to the Company's Current Report on Form 8-K dated November 19, 2010, File No. 000-01093).
Previously Filed

Exhibit 10.28
Base Convertible Bond Hedging Transaction Confirmation dated November 15, 2010, by and between Kaman Corporation and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.2(b) to the Company's Current Report on Form 8-K dated November 19, 2010, File No. 000-01093).
Previously Filed

Exhibit 10.29
Base Convertible Bond Hedging Transaction Confirmation dated November 15, 2010, by and between Kaman Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.2(c) to the Company's Current Report on Form 8-K dated November 19, 2010, File No. 000-01093).
Previously Filed

Exhibit 10.30
Confirmation of Base Warrants dated November 15, 2010, by and between Kaman Corporation and The Royal Bank of Scotland plc, acting through RBS Securities Inc., as its agent (incorporated by reference to Exhibit 10.3(a) to the Company's Current Report on Form 8-K dated November 19, 2010, File No. 000-01093).
Previously Filed

Exhibit 10.31
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

Exhibit 10.40
Security Agreement dated as of November 20, 2012 among Kaman Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent and the domestic subsidiary guarantors signatory thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated November 21, 2012, File No. 001-35419.)
Previously Filed

Exhibit 10.41
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

Exhibit 10.42
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