Form 10-Q
period 2017-03-31
KAMAN Corp
filed 2017-05-03
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Yes           ☒             No           ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒           Accelerated filer     ☐        Non-accelerated filer ☐
Smaller reporting company ☐     Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes         ☐            No          ☒

At April 28, 2017, there were 27,188,116 shares of Common Stock outstanding.

PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts) (Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$24,684	$41,205
Accounts receivable, net	256,160	230,864
Inventories	390,147	393,814
Income tax refunds receivable	5,757	6,065
Other current assets	28,380	26,605
Total current assets	705,128	698,553
Property, plant and equipment, net of accumulated depreciation of $233,442 and $226,366, respectively	177,985	176,521
Goodwill	339,245	337,894
Other intangible assets, net	123,306	126,444
Deferred income taxes	55,234	59,373
Other assets	28,294	27,501
Total assets	$1,429,192	$1,426,286
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt, net of debt issuance costs	$120,875	$119,548
Accounts payable – trade	112,099	116,663
Accrued salaries and wages	38,382	43,165
Advances on contracts	11,404	13,356
Income taxes payable	1,861	1,165
Other current liabilities	64,245	59,989
Total current liabilities	348,866	353,886
Long-term debt, excluding current portion, net of debt issuance costs	310,114	296,598
Deferred income taxes	6,996	6,875
Underfunded pension	143,204	156,427
Other long-term liabilities	46,233	44,916
Commitments and contingencies (Note 10)
Temporary equity, convertible notes	1,244	1,797
Shareholders' equity:
Preferred stock, $1 par value, 200,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; voting; 28,286,019 and 28,162,497 shares issued, respectively	28,286	28,162
Additional paid-in capital	175,530	171,162
Retained earnings	561,059	560,200
Accumulated other comprehensive income (loss)	(151,403)	(156,393)
Less 1,134,274 and 1,054,364 shares of common stock, respectively, held in treasury, at cost	(40,937)	(37,344)
Total shareholders’ equity	572,535	565,787
Total liabilities and shareholders’ equity	$1,429,192	$1,426,286
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts) (Unaudited)

	For the Three Months Ended
	March 31, 2017	April 1, 2016
Net sales	$435,941	$451,198
Cost of sales	311,125	316,768
Gross profit	124,816	134,430
Selling, general and administrative expenses	110,628	116,108
Net gain on sale of assets	(20)	(28)
Operating income	14,208	18,350
Interest expense, net	4,160	3,807
Other expense (income), net	(159)	86
Earnings before income taxes	10,207	14,457
Income tax expense	3,916	4,680
Net earnings	$6,291	$9,777

Earnings per share:
Basic earnings per share	$0.23	$0.36
Diluted earnings per share	$0.22	$0.35
Average shares outstanding:
Basic	27,144	27,059
Diluted	28,897	27,806
Dividends declared per share	$0.20	$0.18

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Three Months Ended
	March 31, 2017	April 1, 2016
Net earnings	$6,291	$9,777
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,597	7,213
Unrealized gain (loss) on derivative instruments, net of tax expense (benefit) of $110 and ($337), respectively	184	(557)
Change in pension and post-retirement benefit plan liabilities, net of tax expense of $1,335 and $1,213, respectively	2,209	2,005
Other comprehensive income	4,990	8,661
Comprehensive income	$11,281	$18,438

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Three Months Ended
	March 31, 2017	April 1, 2016
Cash flows from operating activities:
Net earnings	$6,291	$9,777
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	11,144	10,920
Accretion of convertible notes discount	553	526
Provision for doubtful accounts	263	218
Net gain on sale of assets	(20)	(28)
Net (gain) loss on derivative instruments	(67)	374
Stock compensation expense	1,381	1,494
Excess tax benefit from share-based compensation arrangements	—	(170)
Deferred income taxes	2,731	(1,901)
Changes in assets and liabilities, excluding effects of acquisitions/divestitures:
Accounts receivable	(26,266)	(13,732)
Inventories	4,157	(5,715)
Income tax refunds receivable	309	3,035
Other current assets	(804)	(546)
Accounts payable - trade	(4,655)	4,732
Accrued contract losses	(105)	216
Advances on contracts	(1,952)	3,551
Other accruals and payables	(2,323)	2,473
Income taxes payable	690	(399)
Pension liabilities	(10,534)	(9,774)
Other long-term liabilities	758	676
Net cash (used in) provided by operating activities	(18,449)	5,727
Cash flows from investing activities:
Proceeds from sale of assets	227	116
Expenditures for property, plant & equipment	(7,409)	(7,624)
Acquisition of businesses (net of cash acquired)	—	(64)
Other, net	(1,072)	(501)
Cash used in investing activities	(8,254)	(8,073)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit agreements	14,860	10,143
Debt repayment	(1,250)	(1,250)
Bank overdraft	2,381	1,567
Proceeds from exercise of employee stock awards	1,653	2,339
Purchase of treasury shares	(2,689)	(4,427)
Dividends paid	(4,881)	(4,871)
Other	(120)	(92)
Windfall tax benefit	—	170
Cash provided by financing activities	9,954	3,579
Net (decrease) increase in cash and cash equivalents	(16,749)	1,233
Effect of exchange rate changes on cash and cash equivalents	228	338
Cash and cash equivalents at beginning of period	41,205	16,462
Cash and cash equivalents at end of period	$24,684	$18,033

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three-month fiscal periods ended March 31, 2017 and April 1, 2016
(Unaudited)

1. BASIS OF PRESENTATION

The December 31, 2016, Condensed Consolidated Balance Sheet amounts have been derived from the previously audited Consolidated Balance Sheet of Kaman Corporation and subsidiaries (collectively, the “Company”), but do not include all disclosures required by accounting principles generally accepted in the United States of America ("US GAAP"). In the opinion of management, the condensed consolidated financial information reflects all adjustments necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this report. The statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the interim periods presented are not necessarily indicative of trends or of results to be expected for the entire year.

The Company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The first quarters for 2017 and 2016 ended on March 31, 2017, and April 1, 2016, respectively.

2. RECENT ACCOUNTING STANDARDS

In March 2017, the FASB issued Accounting Standards Update ("ASU") 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities”. Under this ASU, the amortization period for certain callable debt securities held at a premium is shortened to more closely align the amortization period with expectations incorporated in market pricing on the underlying securities. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the potential impact this standard update might have on its consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715) - Improving the Net Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. The objective of this standard update is to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. This standard update requires employers to disaggregate the service cost component from the other components of net benefit cost. This ASU also provides guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently assessing the potential impact this standard update might have on its consolidated financial statements.
In February 2017, the FASB issued ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20)". The objective of this standard update is to clarify the scope of asset derecognition guidance and to provide new guidance for partial sales of nonfinancial assets. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted, however, an entity is required to apply the amendments in this ASU in the same period that it applies the amendments for ASU 2014-09. The adoption of this standard update is not expected to have a material impact on the Company's consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The objective of this standard update is to simplify the subsequent measurement of goodwill, eliminating Step 2 from the goodwill impairment test. Under this ASU, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, assuming the loss recognized does not exceed the total amount of goodwill for the reporting unit. The standard update is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The adoption of this standard update is not expected to have a material impact on the Company's consolidated financial statements.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 31, 2017 and April 1, 2016
(Unaudited)

2. RECENT ACCOUNTING STANDARDS (CONTINUED)

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities”. The objective of this standard update is to remove inconsistent practices with regards to the accounting for financial instruments between Generally Accepted Accounting Principles ("US GAAP") and International Financial Reporting Standards (“IFRS”). The standard update intends to improve the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The provisions of this standard update are effective for interim and annual periods beginning after December 15, 2017. The Company does not expect these changes to have a material impact on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330) - Simplifying the Measurement of Inventory". ASU 2015-11 requires an entity to measure inventory within the scope of the standard at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The standard update is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. The adoption of this standard update did not have a material impact on the Company’s consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 31, 2017 and April 1, 2016
(Unaudited)

2. RECENT ACCOUNTING STANDARDS (CONTINUED)

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". The objective of this standard update is to remove inconsistent practices with regard to revenue recognition between US GAAP and IFRS. The standard intends to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The provisions of ASU No. 2014-09 will be effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. The Company has developed a project plan that includes a three-phase approach to implementing this standard update. Phase one, the assessment phase, was completed in early 2016. The Company concluded the second phase of the project, which included conversion activities such as establishing policies, identifying system impacts and developing a basic understanding of the impact this standard update will have on the Company's consolidated financial statements, during the fourth quarter of 2016. Phase three, which began during the first quarter of 2017, includes the integration of the standard update into financial reporting processes and systems, and developing a more robust understanding of the financial impact of this standard update on the Company's consolidated financial statements. The Company anticipates the transition to the new standard could have a material impact on the Company's consolidated financial statements but will be unable to quantify that impact until the third phase of the project has been completed. The Company expects the cost of the activities it is undertaking to transition to the new standard will result in an increase in selling, general and administrative expenses in 2017 and beyond.

The Company intends to transition using the modified retrospective method upon adoption of this standard update. The Distribution segment currently recognizes the majority of its revenue at a point in time, whereas the new standard will result in certain revenue streams moving to an over time revenue recognition model. The majority of our long-term contracts in the Aerospace segment are currently accounted for under the percentage-of-completion method using units-of-delivery as a measurement basis. For these programs, early-contract unit costs in excess of the average expected cost over the life of the contract are capitalized and amortized over the number of units in the contract. With the adoption of this standard update, some deferred unit costs in excess of the contract average will be eliminated through retained earnings and will not be amortized into future earnings. The Company anticipates that many of these contracts will move to an over time revenue model under the percentage-of-completion method. For example, revenue for the Company's Joint Programmable Fuze ("JPF") program with the U.S. Government ("USG") will move from percentage-of-completion using units-of-delivery as the measurement basis to the over time revenue recognition model using input costs as the basis for recognizing progress to completion. Conversely, revenue for the K-MAX® program will move from cost-to-cost revenue recognition to point in time, with revenue on these aircraft being recognized upon delivery to the end customer. The Company is currently working to quantify the impact these changes will have on the financial statements; however, the ultimate impact cannot currently be determined as it will be dependent upon the terms of contracts with customers at such time and the Company's progress to completion.

Subsequent to the issuance of ASU 2014-09, the FASB has issued the following updates: ASU 2015-14, "Revenue from Contracts with Customers (Topic 606) - "Deferral of the Effective Date"; ASU 2016-08, “Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”; ASU 2016-10, "Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing"; ASU 2016-12, "Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients"; and ASU 2016-20, "Technical Corrections and Improvements to Topic 606". The amendments in these updates affect the guidance contained within ASU 2014-09 and will be assessed as part of the Company's revenue recognition project plan.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 31, 2017 and April 1, 2016
(Unaudited)

3. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	March 31, 2017	December 31, 2016
In thousands
Trade receivables	$154,003	$143,471
U.S. Government contracts:
Billed	17,007	17,244
Costs and accrued profit – not billed	3,326	1,478
Commercial and other government contracts:
Billed	50,812	50,560
Costs and accrued profit – not billed	35,009	22,234
Less allowance for doubtful accounts	(3,997)	(4,123)
Accounts receivable, net	$256,160	$230,864

The increase in commercial and other government contracts unbilled costs and accrued profits is primarily related to receivables under the K-MAX® program. The increase in trade receivables is primarily due to an increase in receivables at the Distribution segment.

Additionally, $4.5 million and $3.7 million of unbilled receivables and accrued profit for the K-MAX® program were included in Other assets on the Company's Condensed Consolidated Balance Sheet as of March 31, 2017, and December 31, 2016, as the amounts due are expected to be collected more than one year after the balance sheet date.

Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	March 31, 2017	December 31, 2016
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$900	$900

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 31, 2017 and April 1, 2016
(Unaudited)

4. FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value:

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
In thousands
Debt:
Level 1	$113,756	$170,935	$113,203	$170,935
Level 2	317,966	295,397	303,855	279,582
Total	$431,722	$466,332	$417,058	$450,517

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

Recurring Fair Value Measurements

The Company holds derivative instruments for foreign exchange contracts and interest rate swaps that are measured at fair value using observable market inputs such as forward rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy and have been included in other accruals and payables and other long-term liabilities on the Condensed Consolidated Balance Sheets at March 31, 2017, and December 31, 2016. Based on the Company's continued ability to trade and enter into forward contracts and interest rate swaps, we consider the markets for our fair value instruments to be active.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of March 31, 2017, such credit risks have not had an adverse impact on the fair value of these instruments.

5. DERIVATIVE FINANCIAL INSTRUMENTS

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

Forward Exchange Contracts

The Company holds forward exchange contracts designed to hedge forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on the Company’s earnings and cash flows. Some of these contracts are designated as cash flow hedges. The Company will include in earnings amounts currently included in accumulated other comprehensive income upon recognition of cost of sales related to the underlying transaction. These contracts were not material to the Company's Condensed Consolidated Financial Statements as of and for the three-month fiscal periods ended March 31, 2017, and April 1, 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 31, 2017 and April 1, 2016
(Unaudited)

5. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Interest Rate Swaps

The Term Loan Facility of the Company's Credit Agreement (“Term Loan”) contains floating rate obligations and is subject to interest rate fluctuations. During 2015, the Company entered into interest rate swap agreements for the purposes of hedging the eight quarterly variable-rate Term Loan interest payments due in 2016 and 2017. Additionally, the Company entered into interest rate swap agreements to effectively convert $83.8 million of its variable rate revolving credit facility debt to a fixed interest rate. These interest rate swap agreements were designated as cash flow hedges and intended to manage interest rate risk associated with the Company's variable-rate borrowings and minimize the impact on its earnings and cash flows of interest rate fluctuations attributable to changes in LIBOR rates. These agreements were not material to the Company's Condensed Consolidated Balance Sheets for the three-month fiscal periods ended March 31, 2017 and December 31, 2016.

The activity related to these contracts was not material to the Company's Condensed Consolidated Financial Statements for the three-month fiscal periods ended March 31, 2017 and April 1, 2016. Over the next twelve months, the income related to cash flow hedges expected to be reclassified from other comprehensive income is $0.2 million.

6. INVENTORIES

Inventories consist of the following:

	March 31, 2017	December 31, 2016
In thousands
Merchandise for resale	$154,397	$158,618
Raw materials	18,977	20,592
Contracts and other work in process (including certain general stock materials)	187,716	189,295
Finished goods	29,057	25,309
Total	$390,147	$393,814

Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	March 31, 2017	December 31, 2016
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$3,788	$3,629

K-MAX® inventory of $16.3 million and $15.9 million as of March 31, 2017, and December 31, 2016, respectively, was included in contracts and other work in process inventory and finished goods on the Company's Condensed Consolidated Balance Sheet. These amounts exclude the inventory associated with our new build aircraft currently under contract. Management believes that a significant portion of this K-MAX® inventory will be sold after March 31, 2018, based upon the anticipation of additional aircraft manufacturing and supporting the fleet for the foreseeable future.

At March 31, 2017, and December 31, 2016, $7.0 million and $7.2 million, respectively, of SH-2G(I) inventory was included in contracts and other work in process inventory on the Company's Condensed Consolidated Balance Sheet. Management believes that approximately $3.7 million of the SH-2G(I) inventory will be sold after March 31, 2018. This balance represents spares requirements and inventory to be used on SH-2G programs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 31, 2017 and April 1, 2016
(Unaudited)

6. INVENTORIES (CONTINUED)

At March 31, 2017, backlog for the A-10 program with Boeing was $3.8 million, representing 8 shipsets, and total program inventory was $11.1 million, of which $8.2 million is associated with nonrecurring costs. Through March 31, 2017, the Company has delivered 165 shipsets over the life of the program. During 2016, the U.S. Air Force ("USAF") indicated that they would delay the retirement of the A-10 fleet due to its vital close air support, search and rescue capabilities and the lack of a suitable replacement. The Company continues to monitor the defense budget and understands that despite this positive indication, the future of this program could be at risk without the continued support of Congress. The Company has not received any orders for additional shipsets in 2017, and as such, expects a break in production as it completes the units currently on order and waits for follow-on orders from the customer. The customer has not given any indication that this program will be terminated. Final production and deliveries of existing orders under this contract are anticipated to be completed during the second quarter of 2017. Tooling and nonrecurring costs on this program are being amortized over 242 shipsets, the number of shipsets under the program of record. These nonrecurring costs may not be recoverable in the event of an extended break in production or contract termination prior to the completion of the 242 shipsets.

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

Revenue and cost estimates for all significant long-term contracts for which revenue is recognized using the percentage-of-completion method of accounting are reviewed and reassessed quarterly. Based upon these reviews, the Company records the effects of adjustments in profit estimates each period. If at any time the Company determines that in the case of a particular contract total costs will exceed total contract revenue, the Company will record a provision for the entire anticipated contract loss at that time. For the three-month fiscal period ended March 31, 2017, there was a net increase in the Company's operating income attributable to changes in contract estimates of $1.0 million. This increase was primarily a result of improved performance on the JPF and AH-1Z programs. These improvements were partially offset by cost growth on the K-MAX® program. There was a net decrease in the Company's operating income from changes in contract estimates of $1.0 million for the three-month fiscal period ended April 1, 2016. This decrease was primarily a result of cost growth on the Boeing 767/777 program.

7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company:

	Distribution	Aerospace	Total
In thousands
Gross balance at December 31, 2016	$149,204	$204,942	$354,146
Accumulated impairment	—	(16,252)	(16,252)
Net balance at December 31, 2016	149,204	188,690	337,894
Additions	—	—	—
Impairments	—	—	—
Foreign currency translation	—	1,351	1,351
Ending balance at March 31, 2017	$149,204	$190,041	$339,245

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 31, 2017 and April 1, 2016
(Unaudited)

7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)

Other intangible assets consisted of:

		At March 31,		At December 31,
		2017		2016
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Customer lists / relationships	6-26 years	$155,297	$(54,934)	$154,745	$(51,800)
Developed technologies	10-20 years	19,143	(1,709)	19,049	(1,394)
Trademarks / trade names	3-15 years	8,400	(3,410)	8,344	(3,250)
Non-compete agreements and other	1-9 years	8,121	(7,697)	8,096	(7,444)
Patents	17 years	523	(428)	523	(425)
Total		$191,484	$(68,178)	$190,757	$(64,313)

The changes in other intangible assets are primarily attributable to changes in foreign currency exchange rates.

In accordance with ASC 360 - Property, Plant, and Equipment ("ASC 360"), the Company is required to evaluate long-lived intangible assets for possible impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We are continuing to monitor the ongoing operating performance of our UK Composites facility, including an ongoing assessment for potential triggering events that would require further evaluation. The total amount of intangible assets at our U.K. Composites business at March 31, 2017, is, $11.2 million.

8. DEBT

Convertible Notes

In November 2010, the Company issued convertible unsecured notes due on November 15, 2017, in the aggregate principal amount of $115.0 million in a private placement offering (the "Convertible Notes"). These notes bear 3.25% interest per annum on the principal amount, payable semiannually in arrears on May 15 and November 15 of each year, beginning in 2011. The Convertible Notes will mature on November 15, 2017, unless earlier redeemed, repurchased by the Company or converted. Upon conversion, the Convertible Notes require net share settlement, where the aggregate principal amount of the notes will be paid in cash and remaining amounts due, if any, will be settled in cash, shares of the Company's common stock or a combination of cash and shares of common stock, at the Company's election. During the quarter ended March 31, 2017, the market value of the Company's Common Stock exceeded 130% of the conversion price of the notes for 20 or more of the last 30 consecutive trading days preceding the quarter end. As a result, the Convertible Notes are convertible at the option of the noteholders throughout the second fiscal quarter, and will remain convertible until the close of business on the second Scheduled Trading Day (as defined in the Convertible Notes indenture) immediately preceding the maturity date. Accordingly, the carrying amount of the Convertible Notes was reclassified to current liabilities and a portion of the equity component, representing the unamortized debt discount, was reclassified to temporary equity on the Company's Condensed Consolidated Balance Sheet as of March 31, 2017. The Notes will remain in current liabilities due to their scheduled maturity.

As of March 31, 2017, and December 31, 2016, the Convertible Notes consisted of the following:

	March 31, 2017	December 31, 2016
In thousands
Carrying value, current portion	$113,756	$113,203
Unamortized discount	1,244	1,797
Principal amount	$115,000	$115,000

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 31, 2017 and April 1, 2016
(Unaudited)

9. PENSION PLANS

Components of net pension cost for the Qualified Pension Plan and Supplemental Employees’ Retirement Plan ("SERP") are as follows:

	For the Three Months Ended
	Qualified Pension Plan		SERP
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
In thousands
Service cost	$1,198	$1,149	$—	$—
Interest cost on projected benefit obligation	6,089	6,122	61	64
Expected return on plan assets	(10,512)	(10,192)	—	—
Amortization of net loss	3,486	3,173	58	45
Additional amount recognized due to curtailment/settlement	—	—	99	—
Net pension cost	$261	$252	$218	$109

The Company contributed $10.0 million to the qualified pension plan and $1.0 million to the SERP through the end of the first quarter of 2017. No further contributions are expected to be made to the qualified pension plan during 2017. The Company plans to contribute an additional $2.1 million to the SERP in 2017. For the 2016 plan year, the Company contributed $10.0 million to the qualified pension plan and $0.5 million to the SERP.

10. COMMITMENTS AND CONTINGENCIES

Pension Freeze

Effective December 31, 2015, the Company's qualified pension plan was frozen with respect to future benefit accruals. Under USG Cost Accounting Standard (“CAS”) 413 the Company must determine the USG’s share of any pension curtailment adjustment calculated in accordance with CAS. Such adjustments can result in an amount due to the USG for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position. During the fourth quarter of 2016, the Company accrued a $0.3 million liability representing our estimate of the amount due to the USG based on our pension curtailment adjustment calculation, which was submitted to the USG for review in December 2016. Through the date of this filing there has been no response from the USG on this matter. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations, financial position and cash flows.

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
For the three-month fiscal periods ended March 31, 2017 and April 1, 2016
(Unaudited)

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Bloomfield Property

In connection with the Company’s 2008 purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR, the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and continues the effort to define the scope of the remediation that will be required by the Connecticut Department of Environmental Protection ("CTDEP"). The assumed environmental liability of $10.3 million was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $12.6 million. At March 31, 2017, the Company had $2.5 million accrued for these environmental remediation activities. A portion ($1.1 million) of the accrual related to this property is included in other accruals and payables, and the balance is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Rimpar Property

In connection with the Company's purchase of GRW, the Company assumed responsibility for the environmental remediation at the Rimpar, Germany facility. As part of the purchase price allocation, the Company initially accrued approximately $4.2 million during the year ended December 31, 2015. In 2016, the Company completed a Phase II assessment in order to better understand the extent of the environmental effort necessary to remediate the facility. Based on this assessment, the Company adjusted the accrual to $0.5 million, as results of the assessment indicate a lower level of remediation effort will be required. The total amount paid to date in connection with these environmental remediation activities is $0.2 million. The balance ($0.3 million) of the accrual related to this property is included in other current liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Aerospace Claim Matter

On June 29, 2016, the Company received notification from a customer of their intent to file a claim for recovery of costs and expenses related to rework on certain aerostructure components previously delivered by the Company to the customer. The notification did not indicate the extent of the rework undertaken by the customer, the cost or expenses incurred by the customer, or the time frame in which the customer anticipated filing its formal claim. Based on initial discussions with the customer, the Company believes the customer is seeking recovery of $12.4 million associated with the rework of these components and related costs incurred by the customer. The Company estimates the cost to rework the aerostructure components delivered to the customer over the time period in question is approximately $0.2 million. Based on this analysis, the Company has accrued $0.2 million, the estimated cost to rework the aerostructure components, as of March 31, 2017.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 31, 2017 and April 1, 2016
(Unaudited)

11. COMPUTATION OF EARNINGS PER SHARE

The computation of basic earnings per share is based on net earnings divided by the weighted average number of shares of common stock outstanding for each period. The computation of diluted earnings per share reflects the common stock equivalency of dilutive options granted to employees under the Company's stock incentive plan, shares issuable on redemption of its Convertible Notes, and shares issuable upon redemption of outstanding warrants.

	For the Three Months Ended
	March 31, 2017	April 1, 2016
In thousands, except per share amounts
Net earnings	$6,291	$9,777

Basic:
Weighted average number of shares outstanding	27,144	27,059
Basic earnings per share	$0.23	$0.36

Diluted:
Weighted average number of shares outstanding	27,144	27,059
Weighted average shares issuable on exercise of dilutive stock options	168	135
Weighted average shares issuable on redemption of convertible notes	1,146	612
Weighted average shares issuable on redemption of warrants	439	—
Total	28,897	27,806

Diluted earnings per share	$0.22	$0.35

Equity awards

For the three-month fiscal periods ended March 31, 2017, and April 1, 2016, respectively, 222,037 and 663,302 shares issuable under equity awards granted to employees were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period.

Convertible Notes

For the three-month fiscal periods ended March 31, 2017, and April 1, 2016, respectively, shares issuable under the Convertible Notes that were dilutive during the period were included in the calculation of earnings per share as the conversion price for the Convertible Notes was less than the average share price of the Company's stock.

Warrants

Excluded from the diluted earnings per share calculation for the three-month fiscal periods ended March 31, 2017, and April 1, 2016, were 3,005,660 and 3,430,992, respectively, shares issuable under the warrants sold in connection with the Company’s Convertible Note offering as they would be anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 31, 2017 and April 1, 2016
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

Compensation expense for stock options, restricted stock awards and restricted stock units is recognized on a straight-line basis over the vesting period of the awards. Share-based compensation expense recorded for the three-month fiscal periods ended March 31, 2017, and April 1, 2016, was $1.4 million and $1.5 million, respectively.

During the first quarter of 2016, the Company issued stock awards with market and performance based conditions, bringing the total of these shares to 8,979, assuming a 100% achievement level. The Company measures the cost of these awards based on their grant date fair value to the extent of the probable number of shares to be earned upon vesting. Amortization of this cost is recorded on a straight-line basis over the requisite service period. Throughout the course of the requisite service period, the Company monitors the level of achievement compared to the target and adjusts the number of shares expected to be earned, and the related compensation expense recorded thereafter, to reflect the updated most probable outcome. Compensation expense for these awards for the three-month fiscal periods ended March 31, 2017, and April 1, 2016, was not material.

Stock option activity was as follows:

	For the Three Months Ended
	March 31, 2017
	Options	Weighted - average exercise price
Options outstanding at beginning of period	958,679	$36.18
Granted	226,315	$51.97
Exercised	(58,141)	$31.26
Forfeited or expired	(39,217)	$43.90
Options outstanding at March 31, 2017	1,087,636	$39.45

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	For the Three Months Ended
	March 31, 2017	April 1, 2016
Expected option term (years)	5.0	5.2
Expected volatility	19.9%	26.0%
Risk-free interest rate	1.9%	1.2%
Expected dividend yield	1.6%	1.8%
Per share fair value of options granted	$8.61	$8.63

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 31, 2017 and April 1, 2016
(Unaudited)

12. SHARE-BASED ARRANGEMENTS (CONTINUED)

Restricted Stock Award and Restricted Stock Unit activity was as follows:

	For the Three Months Ended
	March 31, 2017
	Restricted Stock	Weighted- average grant date fair value
Restricted Stock outstanding at beginning of period	167,674	$40.27
Granted	49,735	$51.79
Vested	(46,085)	$38.88
Forfeited or expired	(8,914)	$42.56
Restricted Stock outstanding at March 31, 2017	162,410	$44.07

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

Summarized financial information by business segment is as follows:

	For the Three Months Ended
In thousands	March 31, 2017	April 1, 2016
Net sales:
Distribution	$271,618	$288,664
Aerospace	164,323	162,534
Net sales	$435,941	$451,198
Operating income:
Distribution	$11,694	$10,469
Aerospace	16,589	21,297
Net gain on sale of assets	20	28
Corporate expense	(14,095)	(13,444)
Operating income	14,208	18,350
Interest expense, net	4,160	3,807
Other expense (income), net	(159)	86
Earnings before income taxes	10,207	14,457
Income tax expense	3,916	4,680
Net earnings	$6,291	$9,777

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 31, 2017 and April 1, 2016
(Unaudited)

14. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in shareholders’ equity for the three-month fiscal periods ended March 31, 2017, and April 1, 2016, were as follows:

	For the Three Months Ended
	March 31, 2017	April 1, 2016
In thousands
Beginning balance	$565,787	$543,077
Comprehensive income	11,281	18,438
Dividends declared	(5,431)	(4,875)
Employee stock plans and related tax benefit	1,653	2,339
Purchase of treasury shares	(2,689)	(4,427)
Share-based compensation expense	1,381	1,494
Amounts reclassified to temporary equity	553	—
Ending balance	$572,535	$556,046

The components of accumulated other comprehensive income (loss) are shown below:

	For the Three Months Ended
	March 31, 2017	April 1, 2016
In thousands
Foreign currency translation:
Beginning balance	$(34,896)	$(22,625)
Net gain/(loss) on foreign currency translation	2,597	7,213
Reclassification to net income	—	—
Other comprehensive income/(loss), net of tax	2,597	7,213
Ending balance	$(32,299)	$(15,412)

Pension and other post-retirement benefits(a):
Beginning balance	$(121,448)	$(117,455)
Reclassifications to net income:
Amortization of net loss, net of tax expense of $1,335 and $1,213, respectively	2,209	2,005
Other comprehensive income/(loss), net of tax	2,209	2,005
Ending balance	$(119,239)	$(115,450)

Derivative instruments(b):
Beginning balance	$(49)	$(58)
Net loss on derivative instruments, net of tax expense (benefit) of $73 and ($437), respectively	121	(722)
Reclassification to net income, net of tax expense of $37 and $100, respectively	63	165
Other comprehensive income/(loss), net of tax	184	(557)
Ending balance	$135	$(615)

Total accumulated other comprehensive income (loss)	$(151,403)	$(131,477)
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
(See Note 9, Pension Plans for additional information.)
(b) See Note 5, Derivative Financial Instruments, for additional information regarding our derivative instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 31, 2017 and April 1, 2016
(Unaudited)

15. INCOME TAXES

	For the Three Months Ended
	March 31, 2017	April 1, 2016

Effective Income Tax Rate	38.4%	32.4%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the period. The increase in the effective tax rate for the three-month fiscal period ended March 31, 2017, compared to the rate for the corresponding quarter in the prior year, is primarily due to a projected foreign loss in the current period for which no tax benefit has been provided and certain discrete items which were present for the quarter ended April 1, 2016, most notably favorable differences between foreign provisions for taxes and actual foreign returns filed.

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

The Company has assessed both positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize operating loss carryforwards associated with certain foreign operations that will permit the Company to use $2.3 million of deferred tax assets associated with these foreign operations as of March 31, 2017. Through the end of the first quarter of 2017, the Company believes it is more likely than not that only $1.3 million of these deferred tax assets will be realized and, as such, has recorded a valuation allowance of $1.0 million. Going forward, management will continue to assess the available positive and negative evidence to determine whether it is likely sufficient future taxable income will be generated to permit the use of these deferred tax assets. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income are reduced or increased, or if additional weight is given to subjective evidence such as future expected growth because objective negative evidence in the form of cumulative losses is no longer present.

16. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of these financial statements. No material subsequent events were identified that are required to be disclosed.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide readers of our condensed consolidated financial statements with the perspectives of management. It presents, in narrative and tabular form, information regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results, and is designed to enable the readers of this report to obtain an understanding of our businesses, strategies, current trends and future prospects. It should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 ("2016 Form 10-K") and the condensed consolidated financial statements included in Item 1 of this Form 10-Q.

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

Financial performance

•	Net sales decreased 3.4% for the three-month fiscal period ended March 31, 2017, compared to the comparable fiscal period in the prior year.

•	Net earnings decreased 35.7% for the three-month fiscal period ended March 31, 2017, compared to the comparable fiscal period in the prior year.

•	Diluted earnings per share decreased to $0.22 for the three-month fiscal period ended March 31, 2017, compared to $0.35 in the comparable fiscal period in the prior year.

•
Cash used in operating activities during the three-month fiscal period ended March 31, 2017, was $18.4 million, compared to cash provided by operating activities for the comparable fiscal period in the prior year of $5.7 million.

Recent events

•	On April 4, 2017, our Aerospace segment announced it had received two orders from ROTAK Helicopter Services for our K-MAX® helicopters. Delivery of these orders is anticipated in 2018.

•	On March 30, 2017, our Aerospace segment announced it had increased its stake in our Indian manufacturing joint venture Kineco Kaman Composites India Pvt. Ltd. to 49% from 26%.

•	On February 21, 2017, the Board of Directors raised the quarterly dividend from $0.18 per share to $0.20 per share, an 11% increase to our quarterly dividend.

RESULTS OF OPERATIONS

Consolidated Results

Net Sales

	For the Three Months Ended
	March 31, 2017	April 1, 2016
	(in thousands)
Net sales	$435,941	$451,198
$ change	(15,257)	8,416
% change	(3.4)%	1.9%

Net sales decreased for the three-month fiscal period ended March 31, 2017, as compared to the corresponding period in 2016. This was a result of a decrease in net sales at our Distribution segment and the unfavorable impact on sales of foreign currency exchange rates of $2.3 million. These decreases were partially offset by an increase in net sales at our Aerospace segment, mostly attributable to sales under our K-MAX® program. (See segment discussion below for additional information.)

Gross Profit

	For the Three Months Ended
	March 31, 2017	April 1, 2016
	(in thousands)
Gross profit	$124,816	$134,430
$ change	(9,614)	6,519
% change	(7.2)%	5.1%
% of net sales	28.6%	29.8%

Gross profit decreased for the three-month fiscal period ended March 31, 2017, as compared to the corresponding period in 2016. This was a result of lower gross profit at both our Aerospace and Distribution segments. The decrease in gross profit at our Aerospace segment was primarily associated with our JPF program product mix, shifting to solely USG sales from both direct sales to foreign militaries and USG sales in the corresponding period in 2016, and lower pricing under Option 12 of our JPF program with the USG, which was negotiated at a lower selling price than Option 11 sold in 2016. Lower gross profit at our Distribution segment was primarily attributable to lower sales and a loss of $0.7 million on a project within our fluid power product line.

Gross profit as a percentage of net sales decreased for the three-month fiscal period ended March 31, 2017, as compared to the corresponding period in 2016, primarily due to the product mix under our JPF program described in the preceding paragraph. Partially offsetting this decrease for the three-month fiscal period ended March 31, 2017, was an increase in gross profit as a percentage of net sales due to management's continued productivity and efficiency initiative to improve operating performance at our Distribution segment.

Selling, General & Administrative Expenses (S,G&A)

	For the Three Months Ended
	March 31, 2017	April 1, 2016
	(in thousands)
S,G&A	$110,628	$116,108
$ change	(5,480)	10,554
% change	(4.7)%	10.0%
% of net sales	25.4%	25.7%

The decrease in S,G&A for the three-month fiscal period ended March 31, 2017, compared to the corresponding period in 2016, resulted from lower expenses at both of our segments. The decrease in expenses at our Distribution segment primarily related to the absence of $3.1 million in expenses associated with the 2016 implementation of our productivity and efficiency initiative to improve operating performance and lower compensation expenses. The Aerospace segment experienced lower costs associated with the sale of government contract program inventory which included previously capitalized general and administrative expenses. These decreases were partially offset by higher compensation costs at our Aerospace segment and Corporate headquarters.

Operating Income

	For the Three Months Ended
	March 31, 2017	April 1, 2016
	(in thousands)
Operating income	$14,208	$18,350
$ change	(4,142)	(3,980)
% change	(22.6)%	(17.8)%
% of net sales	3.3%	4.1%

The decrease in operating income for the three-month fiscal period ended March 31, 2017, versus the comparable period in 2016, was primarily attributable to lower operating income at our Aerospace segment, mostly due to a decrease in sales and lower gross profit under our JPF program due to the shift in product mix, and higher corporate expenses. These changes were partially offset by higher operating income at our Distribution segment. (See segment discussion below for additional information.)

Interest Expense, Net

	For the Three Months Ended
	March 31, 2017	April 1, 2016
	(in thousands)
Interest expense, net	$4,160	$3,807

Interest expense, net, generally consists of interest charged on our Credit Agreement, which includes a revolving credit facility and a term loan facility, and other borrowings and the amortization of debt issuance costs, offset by interest income. The increase in interest expense, net for the three-month fiscal period ended March 31, 2017, compared to the corresponding period in 2016, was primarily attributable to a higher interest rate for outstanding amounts under the Credit Agreement. At March 31, 2017, the interest rate for outstanding amounts under the Credit Agreement was 2.38% compared to 1.69% at April 1, 2016. This increase was partially offset by lower average borrowings, as compared to the comparable period ended April 1, 2016. (See Liquidity and Capital Resources section below for information on our borrowings.)

Effective Income Tax Rate

	For the Three Months Ended
	March 31, 2017	April 1, 2016

Effective income tax rate	38.4%	32.4%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the period. The increase in the effective tax rate for the three-month fiscal period ended March 31, 2017, compared to the rate for the corresponding quarter in the prior year is primarily due to a projected foreign loss in the current period for which no tax benefit has been provided and certain discrete items which were present for the quarter ended April 1, 2016, most notably favorable differences between foreign provisions for taxes and actual foreign returns filed.

Distribution Segment

Results of Operations

	For the Three Months Ended
	March 31, 2017	April 1, 2016
	(in thousands)
Net sales	$271,618	$288,664
$ change	(17,046)	(22,807)
% change	(5.9)%	(7.3)%

Operating income	$11,694	$10,469
$ change	1,225	(2,495)
% change	11.7%	(19.2)%
% of net sales	4.3%	3.6%

Net sales

The decrease in net sales for the three-month fiscal period ended March 31, 2017, compared to the corresponding period in 2016, was mainly due to one less sales day and lower organic sales, primarily driven by a decrease in sales of $9.0 million associated with our bearings and power transmission product line and less significant decreases in our automation, control and energy and fluid power product lines. These decreases were mostly attributable to $12.8 million in lower sales volume to our MRO customers. Looking at the markets we serve, sales were lower in the paper manufacturing, chemical manufacturing and transportation equipment manufacturing markets. Partially offsetting these decreases, were higher sales in the machinery manufacturing and mining markets.

"Organic Sales per Sales Day" is a metric management uses to evaluate performance trends at our Distribution segment and is calculated by taking Organic Sales divided by the number of Sales Days in the period. The following table illustrates the calculation of Organic Sales per Sales Day.

		For the Three Months Ended
		March 31, 2017	April 1, 2016
		(in thousands)
Current period
Net sales		$271,618	$288,664
Acquisition sales (1)		—	2,659
Organic sales		271,618	286,005
Sales days		64	65
Organic Sales per Sales Day for the current period	a	$4,244	$4,400

Prior period
Net sales from the prior year		$288,664	$311,471
Sales days from the prior year		65	66
Sales per sales day from the prior year	b	$4,441	$4,719

% change	(a-b)÷b	(4.4)%	(6.8)%
(1) Sales contributed by an acquisition are included in Organic Sales beginning with the thirteenth month following the date of acquisition. Prior period information is adjusted to reflect acquisition sales for that period as Organic Sales when calculating the change in Organic Sales per Sales Day for the current period.

Operating income

The Distribution segment's operating income for the three-month fiscal period ended March 31, 2017, increased as compared to the corresponding period in the prior year. This was primarily attributable to the decrease in S,G&A expenses at our Distribution segment mostly related to the absence of $3.1 million in expenses associated with the 2016 implementation of our productivity and efficiency initiative and the benefits received from these activities. The initiative included operational process improvements and data analytics, primarily focused on expanding operating margins. These gains were partially offset by a decrease in organic sales and related gross profit and a loss of $0.7 million on a project within our fluid power product line.
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

For the three-month fiscal periods ended March 31, 2017, and April 1, 2016, ERP system expenses incurred totaled $0.3 million and $0.2 million, respectively, and ERP system capital expenditures totaled $0.9 million and $1.0 million, respectively. Total to date ERP system capital expenditures as of March 31, 2017, were $35.4 million. Depreciation expense for the ERP system for the three-month fiscal periods ended March 31, 2017, and April 1, 2016, totaled $0.7 million each period.

Aerospace Segment

Results of Operations

	For the Three Months Ended
	March 31, 2017	April 1, 2016
	(in thousands)
Net sales	$164,323	$162,534
$ change	1,789	31,223
% change	1.1%	23.8%

Operating income	$16,589	$21,297
$ change	(4,708)	(524)
% change	(22.1)%	(2.4)%
% of net sales	10.1%	13.1%

Net sales

Sales increased for the three-month fiscal period ended March 31, 2017, as compared to the corresponding period in 2016, primarily due to an increase in sales generated by our commercial product programs of $6.0 million. The increase is primarily attributable to higher sales associated with the K-MAX® program, partially offset by a slight decline in sales volume on our commercial bearing products.

Offsetting the increase in commercial sales for the three-month fiscal period ended March 31, 2017, was a $4.2 million decrease in sales generated by our military product programs. The decrease was primarily attributable to lower sales under our JPF program and legacy missile fuze programs. These decreases, totaling $9.5 million, were partially offset by $6.1 million in increases, driven by higher sales under our AH-1Z program, an increase in military bearing product sales and higher sales on our SH-2G program with Peru.

Foreign currency exchange rates relative to the U.S. dollar had an unfavorable impact of $2.3 million on net sales.

Operating income

Operating income decreased for the three-month fiscal period ended March 31, 2017, compared to the corresponding period in 2016. The decrease was primarily attributable to a decrease in sales and lower gross profit under our JPF program due to the shift in product mix to deliveries of solely USG fuzes, as opposed to the sale of both USG fuzes and direct sales to foreign militaries made during the corresponding period in 2016, and lower sales volume and corresponding gross profit on our legacy missile fuze programs. These decreases, totaling $9.8 million, for the three-month period ended March 31, 2017, were partially offset by an increase in gross margin on our commercial and military bearings products and higher gross profit on various other programs that individually were not a significant portion of the overall change for the period.

Additionally offsetting some of the decrease in operating income was lower S,G&A expenses associated with the sale of government contract program inventory which included previously capitalized general and administrative expenses. See the table below for the expense recorded associated with S,G&A expenses previously capitalized in inventory for certain government contracts.

	For the Three Months Ended
	March 31, 2017	April 1, 2016
	(in thousands)
S,G&A expensed (capitalized), net	$732	$3,149

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

Revenue and cost estimates for all significant long-term contracts for which revenue is recognized using the percentage-of-completion method of accounting are reviewed and reassessed quarterly. Based upon these reviews, we record the effects of adjustments in profit estimates each period. If at any time we determine that for a particular contract total costs will exceed total contract revenue, we will record a provision for the entire anticipated contract loss at that time. For the three-month fiscal period ended March 31, 2017, there was a net increase in our operating income attributable to changes in contract estimates of $1.0 million resulting from the reassessment of long-term contracts. This increase was primarily a result of improved performance on the JPF and AH-1Z programs. These improvements were partially offset by cost growth on the K-MAX® program. There was a net decrease in our operating income from changes in contract estimates of $1.0 million for the three-month fiscal period ended April 1, 2016. This was primarily a result of cost growth on the Boeing 767/777 program.

Backlog

	March 31, 2017	December 31, 2016
	(in thousands)
Backlog	$571,738	$581,619

Backlog decreased during the first three months of 2017 primarily due to deliveries under our JPF program to the USG and the absence of new orders under the JPF program in 2017. This decrease was partially offset by orders under our commercial and military bearing product programs and certain composite structure programs.

Major Programs/Product Lines

Below is a discussion of significant changes in the Aerospace segment's major programs during the first three months of 2017. See our 2016 Form 10-K for a complete discussion of our Aerospace segment's programs.

A-10

The segment has contracted with Boeing to produce the wing control surfaces (inboard and outboard flaps, slats and deceleron assemblies) for the USAF’s A-10 fleet. This contract has a potential value of over $110.0 million; however, annual quantities will vary, as they are dependent upon the orders Boeing receives from the USAF. Initial deliveries under this program began in the third quarter of 2010 and full rate production began during the fourth quarter of 2012. Through March 31, 2017, 165 shipsets have been delivered over the life of the program, and approximately 8 shipsets remain in backlog. In 2016, the USAF indicated that they would delay the retirement of the A-10 fleet due to its vital close air support, search and rescue capabilities and the lack of a suitable replacement. We continue to monitor the defense budget and understand that despite this positive indication, the future of this program could be at risk without the continued support of Congress. We have not received any orders for additional shipsets in 2017, and as such, we expect a break in production as we complete the units we currently have on order and wait for follow-on orders from our customer. We have not received any indication from our customer that this program will be terminated. Final production and deliveries of existing orders under this contract are anticipated to be completed during the second quarter of 2017. Tooling and nonrecurring costs on this program are being amortized over 242 shipsets, the number of shipsets under the USG program of record. At March 31, 2017 and December 31, 2016, our program backlog was $3.8 million and $5.3 million, respectively, and total program inventory was $11.1 million and $12.8 million, respectively. The current total program inventory includes nonrecurring costs of $8.2 million, which may not be recoverable in the event of an extended break in production or contract termination prior to the completion of the 242 shipsets.

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

Sales of these fuzes can be direct to the USG, Foreign Military Sales ("FMS") through the USG and direct commercial sales ("DCS") to foreign militaries that, although not funded by the USG, require regulatory approvals from the USG. During 2016, we were awarded DCS contracts totaling $93.0 million. The delay in receipt of government approvals has shifted the anticipated deliveries for this JPF DCS award into the fourth quarter of 2017.

A total of 8,128 fuzes passed acceptance testing and were delivered to our customers during the first quarter of 2017, representing $27.4 million of sales. We expect to deliver 33,000 to 37,000 fuzes in 2017. A significant portion of these deliveries will be under Option 12 of our JPF program with the USG. Fuzes under Option 12 were negotiated at a lower selling price than Option 11 and the transition to Option 12 is expected to have an unfavorable margin impact of approximately $6.5 million in 2017.

The Company currently provides the FMU-152 A/B to the USAF and twenty-eight other nations, but the U.S. Navy currently utilizes a different fuze - the FMU-139. In 2015, NAVAIR solicited proposals for a firm fixed price production contract to implement improvements to the performance characteristics of the FMU-139 (such improved fuze having been designated the FMU-139 D/B), and the USAF has stated that, if and when a contract is awarded and production begins, the funds associated with the FMU-152 A/B will be redirected to the FMU-139 D/B. During the third quarter of 2015, the U.S. Navy announced that a competitor was awarded the contract for the FMU-139 D/B. In the event the FMU-139 D/B program proceeds as planned and the USAF redirects the funds associated with the FMU-152 A/B to the FMU-139 D/B, our business, financial condition, results of operations and cash flows may be materially adversely impacted. The timing of the impact on our financial statements is dependent on the ability of our competitor to complete the design and qualification phase of the program and other factors. Our competitor has publicly stated that this program is expected to have a 32-month qualification phase, preceding production. Therefore, the earliest the Company may see an impact on its financial statements is 2019; however, due to the complexity of this program, the uncertainty associated with the successful completion of each phase in accordance with the planned schedule and the pending status of the USAF's final decision to redirect funds to the FMU-139 D/B, the timing and magnitude of the impact on the Company's financial statements is not certain. The Company believes there remains strong foreign demand for the FMU-152 A/B. Total JPF backlog at March 31, 2017 and December 31, 2016, was $147.6 million and $175.0 million, respectively, consisting of orders for delivery into 2018.

LIQUIDITY AND CAPITAL RESOURCES

Discussion and Analysis of Cash Flows

We assess liquidity in terms of our ability to generate cash to fund working capital requirements and investing and financing activities. Significant factors affecting liquidity include: cash flows generated from or used by operating activities, capital expenditures, investments in our business segments and their programs, acquisitions, divestitures, dividends, availability of future credit, adequacy of available bank lines of credit, and factors that might otherwise affect the company's business and operations generally, as described under the heading “Risk Factors” and “Forward-Looking Statements” in Item 1A of Part I of our 2016 Form 10-K.

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

•	deferred compensation payments to former directors and officers;

•	contributions to our qualified pension plan and Supplemental Employees’ Retirement Plan (“SERP”);

•	repurchase of common stock under the 2015 Share Repurchase Program;

•	payment of dividends;

•	costs associated with the start-up of new aerospace programs; and

•	the extension of payment terms by our customers.

In addition, our $115.0 million Convertible Notes have been convertible since the third quarter of 2016, and will continue to be convertible until the close of business on the second Scheduled Trading Day (as defined in the Convertible Notes indenture) immediately preceding the scheduled maturity date of November 15, 2017, unless earlier redeemed, repurchased or converted. We are currently assessing potential alternatives for the refinancing of these instruments prior to their scheduled maturity; however, there is sufficient borrowing capacity under our revolving credit agreement to provide the cash that would be required should the noteholders elect to convert their notes or to fund the settlement of the notes. We do not believe any of these matters will lead to a shortage of capital resources or liquidity that would adversely impact our business or results of operations.

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

Effective December 31, 2015, our qualified pension plan was frozen with respect to future benefit accruals. Under U.S. Government Cost Accounting Standard (“CAS”) 413 we must calculate the USG’s share of any pension curtailment adjustment calculated resulting from the freeze. Such adjustments can result in an amount due to the USG for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position. During the fourth quarter of 2016, the Company accrued a $0.3 million liability representing our estimate of the amount due to the USG based on our pension curtailment calculation which was submitted to the USG for review in December. Through the date of this filing there has been no response from the USG on this matter. There can be no assurance that the ultimate settlement of this matter will not have a material adverse effect on our results of operations, financial position and cash flows.

A summary of our consolidated cash flows is as follows:

	For the Three Months Ended
	March 31, 2017	April 1, 2016	2017 vs. 2016
	(in thousands)
Total cash provided by (used in):
Operating activities	$(18,449)	$5,727	$(24,176)
Investing activities	(8,254)	(8,073)	(181)
Financing activities	9,954	3,579	6,375

Free Cash Flow (a):
Net cash provided by operating activities	$(18,449)	$5,727	$(24,176)
Expenditures for property, plant and equipment	(7,409)	(7,624)	215
Free cash flow	$(25,858)	$(1,897)	$(23,961)

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

Net cash used in operating activities for the three-month fiscal period ended March 31, 2017, was $18.4 million, compared to net cash provided by operating activities for the comparable period in 2016 of $5.7 million. This change is primarily due to increased investments in our K-MAX® program, lower accounts payable due to the timing of payments and lower accrued expenses due to the timing of payments associated with the 2016 implementation of the productivity and efficiency initiative at our Distribution segment.

Net cash used in investing activities remained relatively flat for the three-month fiscal period ended March 31, 2017, versus the comparable period in 2016.

Net cash provided by financing activities increased for the three-month fiscal period ended March 31, 2017, versus the comparable period in 2016, primarily due to an increase in borrowings under our revolving credit facility.

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

Interest rates on amounts outstanding under the Credit Agreement are variable, and are determined based on the Consolidated Senior Secured Leverage Ratio. At March 31, 2017, the interest rate for the outstanding amounts on both the revolving credit facility and term loan commitment was 2.38%. In addition, we are required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.175% to 0.300% per annum, based on the Consolidated Senior Secured Leverage Ratio. Fees for outstanding letters of credit range from 1.25% to 2.00%, based on the Consolidated Senior Secured Leverage Ratio.

The financial covenants associated with the Credit Agreement include a requirement that (i) the Consolidated Senior Secured Leverage Ratio cannot be greater than 3.50 to 1.00, with an available election to increase the maximum to 3.75 to 1.00 for four consecutive quarters in connection with a Permitted Acquisition with consideration in excess of $125.0 million; (ii) the Consolidated Total Leverage Ratio cannot be greater than 4.00 to 1.00, with an available election to increase the maximum to

4.25 to 1.00 for four consecutive quarters in connection with a Permitted Acquisition with consideration in excess of $125.0 million; (iii) the Consolidated Interest Coverage Ratio cannot be less than 4.00 to 1.00; and (iv) Liquidity: (a) as of the last day of the fiscal quarter of the Company ending two full fiscal quarters prior to the stated maturity of the Specified Convertible Notes, cannot be less than an amount equal to 50% of the outstanding principal amount of the Specified Convertible Notes, and (b) as of the last day of each fiscal quarter of the Company ending thereafter, cannot be less than an amount equal to the outstanding principal amount of the Specified Convertible Notes as of such day. We were in compliance with the financial covenants as of and for the quarter ended March 31, 2017, and do not anticipate noncompliance in the foreseeable future.

In November 2010, we issued convertible unsecured notes due on November 15, 2017, in the aggregate principal amount of $115.0 million in a private placement offering (the "Convertible Notes"). These notes bear 3.25% interest per annum on the principal amount, payable semiannually in arrears on May 15 and November 15 of each year, beginning on May 15, 2011. The Convertible Notes will mature on November 15, 2017, unless earlier redeemed, repurchased by the Company or converted. Upon conversion, the Convertible Notes require net share settlement, where the aggregate principal amount of the notes will be paid in cash and remaining amounts due, if any, will be settled in cash, shares of our common stock or a combination of cash and shares of common stock, at our election. At March 31, 2017, the market value of the Company's common stock was greater than 130% of the Convertible Notes conversion price for 20 or more of the last 30 consecutive trading days preceding the quarter end. As a result, the Convertible Notes are convertible at the option of the noteholder throughout the second fiscal quarter, and will remain convertible until the close of business on the second Scheduled Trading Day (as defined in the Convertible Notes indenture) immediately preceding the maturity date. Accordingly, the carrying amount of the Convertible Notes was reclassified to current liabilities and a portion of the equity component, representing the unamortized debt discount, was reclassified to temporary equity on our Condensed Consolidated Balance Sheet as of March 31, 2017.

Total average bank borrowings during the quarter ended March 31, 2017, were $305.9 million compared to $315.6 million for the year ended December 31, 2016. As of March 31, 2017, and December 31, 2016, there was $176.0 million and $209.5 million available for borrowing, respectively, under the Revolving Credit Facility, net of letters of credit. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Facility. A total of $6.7 million and $5.9 million in letters of credit was outstanding under the Revolving Credit Facility as of March 31, 2017, and December 31, 2016, respectively.

Other Sources/Uses of Capital

We contributed $10.0 million to the qualified pension plan and $1.0 million to the SERP through the end of the first quarter. We do not expect to make any further contributions to the qualified pension plan during 2017. We plan to contribute an additional $2.1 million to the SERP in 2017. For the 2016 plan year, we contributed $10.0 million to the qualified pension plan and $0.5 million to the SERP.

On April 29, 2015, we announced that our Board of Directors approved a share repurchase program ("2015 Share Repurchase Program") authorizing the repurchase of up to $100.0 million of the common stock, par value $1.00 per share, of the Company. This new program replaced our 2000 Stock Repurchase Program. We currently intend to repurchase shares to offset the annual issuance of shares under our employee stock plans, but the timing and actual number of shares repurchased will depend on a variety of factors including stock price, market conditions, corporate and regulatory requirements, capital availability and other factors, including acquisition opportunities. As of March 31, 2017, we had repurchased 635,000 shares under the 2015 Share Repurchase Program and approximately $73.1 million remained available for repurchases under this authorization.

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

Organic Sales (in thousands)
	For the Three Months Ended
	March 31, 2017	April 1, 2016
Distribution
Net sales	$271,618	$288,664
Acquisition Sales	—	2,659
Organic Sales	$271,618	$286,005
Aerospace
Net sales	$164,323	$162,534
Acquisition Sales	—	—
Organic Sales	$164,323	$162,534
Consolidated
Net sales	$435,941	$451,198
Acquisition Sales	—	2,659
Organic Sales	$435,941	$448,539

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes outside the ordinary course of business in our contractual obligations or off-balance sheet arrangements during the first three months of 2017. See our 2016 Form 10-K for a discussion of our contractual obligations and off-balance sheet arrangements.

CRITICAL ACCOUNTING ESTIMATES

Preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements in the Company’s 2016 Form 10-K describe the critical accounting estimates and significant accounting policies used in preparing the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the Company's critical accounting estimates and significant accounting policies in 2017.

RECENT ACCOUNTING STANDARDS

Information regarding recent changes in accounting standards is included in Note 2, Recent Accounting Standards, of the Notes to Condensed Consolidated Financial Statements in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the Company’s exposure to market risk during the first three months of 2017. See the Company’s 2016 Form 10-K for a discussion of the Company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
We are in the process of implementing a new enterprise-wide business system for our Distribution segment. In order to minimize disruptions to our ongoing operations we have developed a project plan that takes a phased approach to implementation and includes appropriate contingency plans. The implementation of the new ERP system will likely affect the processes that constitute our internal control over financial reporting for the Distribution segment.

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

While it is not possible to predict the outcome of these matters with certainty, based upon available information, management believes that all settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in legal proceedings and that can be reasonably estimated are accrued for at March 31, 2017. Despite this analysis, there can be no assurance that the final outcome of these matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

As of March 31, 2017, neither the Company nor any of its subsidiaries is a party, nor is any of its or their property subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company and its subsidiaries. Additional information relating to certain of these matters is set forth in Note 10, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

Environmental Matters

The Company and its subsidiaries are subject to numerous U.S. Federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which may include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. We are currently named as a potentially responsible party at one site. While it is not possible to predict the outcome of these proceedings, in the opinion of management, any payments we may be required to make as a result of all such claims in existence at March 31, 2017, will not have a material adverse effect on our business, financial condition and results of operations or cash flows.

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

Item 1A. Risk Factors

Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition and cash flows as set forth under Item 1A. “Risk Factors” in our 2016 Form 10-K. From time to time we disclose changes to risk factors that have been previously disclosed. See below for information regarding changes to our risk factors since the filing of our 2016 Form 10-K. Other than the information presented below, we do not believe there have been any material changes to the risk factors previously disclosed in our 2016 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial position and cash flows.

Certain of our operations are conducted through joint ventures, which entail special risks.

The Company has a 49% equity interest in Kineco-Kaman Composites - India Private Limited, a composites manufacturing joint venture located in Goa, India. The Company relies significantly on the services and skills of its joint venture partner to manage and conduct the local business operations of the joint venture and ensure compliance with all applicable laws and regulations. If our joint venture partner fails to perform these functions adequately, it may adversely affect our business, financial condition, results of operations and cash flows. Moreover, if our joint venture partner fails to honor its financial obligations to commit capital, equity or credit support to the joint venture as a result of financial or other difficulties or for any other reason, the joint venture may be unable to perform contracted services or deliver contracted products unless we provide the necessary capital, equity or credit support.

Economic conditions and regulatory changes leading up to and following the United Kingdom’s ("UK") likely exit from the European Union ("EU") could have a material adverse effect on our business, financial condition and results of operations.

We have business operations in both the UK and the broader EU. In June 2016, a majority of voters in the UK elected to withdraw from the EU in a national referendum, and in March 2017, the UK gave notice to the EU that it was formally initiating the withdrawal process. The terms of any withdrawal are subject to a negotiation period that could last up to two years from that date, unless the time period is extended. The referendum and withdrawal process have created significant uncertainty about the future relationship between the UK and the EU, and have given rise to calls for the governments of other EU member states to consider withdrawal.

These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Lack of clarity about future UK laws and regulations as the UK determines which EU laws to replace or replicate in the course of its withdrawal, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws, could decrease foreign direct investment in the UK, increase costs, depress economic activity and restrict our access to capital. If the UK and the EU are unable to negotiate acceptable withdrawal terms or if other EU member states pursue withdrawal, barrier-free access between the UK and other EU member states or among the European economic area overall could be diminished or eliminated. Any of these factors could have a direct or indirect impact on our business in the UK and EU, our customers and suppliers in the UK and EU and our business outside the UK and EU. Any of these factors could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our common stock.

Exports of certain of our products are subject to various export control regulations and authorizations, and we may not be successful in obtaining the necessary U.S. Government approvals and resultant export licenses for proposed sales to certain foreign customers.

We must comply with various laws and regulations relating to the export of our products and technology, including a requirement to obtain the necessary export approvals and/or other licenses or authorizations from the U.S. Government before we are permitted to sell certain products and technologies outside of the United States. We can give no assurance that we will be successful in obtaining the necessary licenses or authorizations in a timely manner or at all. Any significant delay in, or impairment of, our ability to sell products or technologies outside of the United States could have a material adverse effect on our business, financial condition and results of operations.

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

Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and other factors that may cause the Company's actual results and financial condition to differ materially from those expressed or implied in the forward-looking statements. Such risks, uncertainties and other factors include, among others: (i) changes in domestic and foreign economic and competitive conditions in markets served by the Company, particularly the defense, commercial aviation and industrial production markets; (ii) changes in government and customer priorities and requirements (including cost-cutting initiatives, government and customer shut-downs, the potential deferral of awards, terminations or reductions of expenditures to respond to the priorities of Congress and the Administration, or budgetary cuts resulting from Congressional actions or automatic sequestration); (iii) changes in geopolitical conditions in countries where the Company does or intends to do business; (iv) the successful conclusion of competitions for government programs (including new, follow-on and successor programs) and thereafter successful contract negotiations with government authorities (both foreign and domestic) for the terms and conditions of the programs; (v) the timely receipt of any necessary export approvals and/or other licenses or authorizations from the U.S. Government; (vi) the existence of standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; (vii) the successful resolution of government inquiries or investigations relating to our businesses and programs; (viii) risks and uncertainties associated with the successful implementation and ramp up of significant new programs, including the ability to manufacture the products to the detailed specifications required and recover start-up costs and other investments in the programs; (ix) potential difficulties associated with variable acceptance test results, given sensitive production materials and extreme test parameters; (x) the receipt and successful execution of production orders under the Company's existing U.S. government JPF contract, including the exercise of all contract options and receipt of orders from allied militaries, but excluding any next generation programmable fuze programs, as all have been assumed in connection with goodwill impairment evaluations; (xi) the continued support of the existing K-MAX® helicopter fleet, including sale of existing K-MAX® spare parts inventory and the receipt of orders for new aircraft sufficient to recover our investment in the restart of the K-MAX® production line; (xii) the accuracy of current cost estimates associated with environmental remediation activities; (xiii) the profitable integration of acquired businesses into the Company's operations; (xiv) the ability to implement our ERP systems in a cost-effective and efficient manner, limiting disruption to our business, and allowing us to capture their planned benefits while maintaining an adequate internal control environment; (xv) changes in supplier sales or vendor incentive policies; (xvi) the effects of price increases or decreases; (xvii) the effects of pension regulations, pension plan assumptions, pension plan asset performance, future contributions and the pension freeze, including the ultimate determination of the U.S. Government's share of any pension curtailment adjustment calculated in accordance with CAS 413; (xviii) future levels of indebtedness and capital expenditures; (xix) the continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs for such items; (xx) the effects of currency exchange rates and foreign competition on future operations; (xxi) changes in laws and regulations, taxes, interest rates, inflation rates and general business conditions; (xxii) the effects, if any, of the UK's exit from the EU; (xxiii) future repurchases and/or issuances of common stock; (xxiv) the incurrence of unanticipated restructuring costs or the failure to realize anticipated savings or benefits from past or future expense reduction actions; and (xxv) other risks and uncertainties set forth herein and in our 2016 Form 10-K.

Any forward-looking information provided in this report should be considered with these factors in mind. We assume no obligation to update any forward-looking statements contained in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of Common Stock by the Company during the three-month fiscal period ended March 31, 2017:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (in thousands)
January 1, 2017 – January 27, 2017	21,508	$50.14	21,508	$73,798
January 28, 2017 – February 24, 2017	13,492	$50.83	13,492	$73,113
February 25, 2017 – March 31, 2017	14,423	$51.79	—	$73,113
Total	49,423		35,000

(a) During the quarter the Company purchased 14,423 shares in connection with employee tax withholding obligations as permitted by our equity compensation plans, which are SEC Rule 16b-3 qualified compensation plans. These were not purchases under our publicly announced program.

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

Item 6.     Index To Exhibits

10.1	Form of Long-Term Performance Award Agreement (Payable in Cash) granted under the Kaman Corporation 2013 Management Incentive Plan, for awards granted on or after February 17, 2017*	Filed Herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	Filed Herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	Filed Herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Management contract or compensatory plan

SIGNATURES

Kaman Corporation and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAMAN CORPORATION
Registrant
Date:	May 3, 2017		/s/ Neal J. Keating
		By:	Neal J. Keating
Chairman, President and
Chief Executive Officer

Date:	May 3, 2017		/s/ Robert D. Starr
		By:	Robert D. Starr
Executive Vice President and
Chief Financial Officer

KAMAN CORPORATION
INDEX TO EXHIBITS

10.1	Form of Long-Term Performance Award Agreement (Payable in Cash) granted under the Kaman Corporation 2013 Management Incentive Plan, for awards granted on or after February 17, 2017*	Filed Herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	Filed Herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	Filed Herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Management contract or compensatory plan