Form 10-Q
period 2017-06-30
KAMAN Corp
filed 2017-07-31
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Yes         ☐            No          ☒

At July 21, 2017, there were 27,898,505 shares of Common Stock outstanding.

PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts) (Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$27,766	$41,205
Accounts receivable, net	270,094	230,864
Inventories	392,600	393,814
Income tax refunds receivable	5,038	6,065
Other current assets	29,257	26,605
Total current assets	724,755	698,553
Property, plant and equipment, net of accumulated depreciation of $240,509 and $226,366, respectively	182,311	176,521
Goodwill	345,979	337,894
Other intangible assets, net	122,210	126,444
Deferred income taxes	50,224	59,373
Other assets	23,656	27,501
Total assets	$1,449,135	$1,426,286
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt, net of debt issuance costs	$18,910	$119,548
Accounts payable – trade	118,872	116,663
Accrued salaries and wages	42,827	43,165
Advances on contracts	5,314	13,356
Income taxes payable	784	1,165
Other current liabilities	57,913	59,989
Total current liabilities	244,620	353,886
Long-term debt, excluding current portion, net of debt issuance costs	414,765	296,598
Deferred income taxes	7,491	6,875
Underfunded pension	139,979	156,427
Other long-term liabilities	41,866	44,916
Commitments and contingencies (Note 10)
Temporary equity, convertible notes	68	1,797
Shareholders' equity:
Preferred stock, $1 par value, 200,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; voting; 29,051,030 and 28,162,497 shares issued, respectively	29,051	28,162
Additional paid-in capital	179,535	171,162
Retained earnings	568,938	560,200
Accumulated other comprehensive income (loss)	(135,460)	(156,393)
Less 1,152,340 and 1,054,364 shares of common stock, respectively, held in treasury, at cost	(41,718)	(37,344)
Total shareholders’ equity	600,346	565,787
Total liabilities and shareholders’ equity	$1,449,135	$1,426,286
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Net sales	$449,006	$470,642	$884,947	$921,840
Cost of sales	314,043	326,876	625,168	643,644
Gross profit	134,963	143,766	259,779	278,196
Selling, general and administrative expenses	107,556	113,905	218,184	230,013
Net (gain) loss on sale of assets	15	14	(5)	(14)
Operating income	27,392	29,847	41,600	48,197
Interest expense, net	6,122	3,988	10,282	7,795
Other expense (income), net	(69)	489	(228)	575
Earnings before income taxes	21,339	25,370	31,546	39,827
Income tax expense	7,881	8,875	11,797	13,555
Net earnings	$13,458	$16,495	$19,749	$26,272

Earnings per share:
Basic earnings per share	$0.49	$0.61	$0.72	$0.97
Diluted earnings per share	$0.48	$0.59	$0.70	$0.94
Average shares outstanding:
Basic	27,557	27,101	27,351	27,080
Diluted	27,842	27,944	28,370	27,875
Dividends declared per share	$0.20	$0.18	$0.40	$0.36

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Net earnings	$13,458	$16,495	$19,749	$26,272
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	13,777	(7,178)	16,374	35
Unrealized gain (loss) on derivative instruments, net of tax expense (benefit) of $5 and ($94) and $115 and ($431), respectively	7	(155)	191	(712)
Change in pension and post-retirement benefit plan liabilities, net of tax expense of $1,335 and $1,215 and $2,670 and $2,428, respectively	2,159	2,005	4,368	4,010
Other comprehensive income	15,943	(5,328)	20,933	3,333
Comprehensive income	$29,401	$11,167	$40,682	$29,605

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Six Months Ended
	June 30, 2017	July 1, 2016
Cash flows from operating activities:
Net earnings	$19,749	$26,272
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	21,309	21,750
Amortization of debt issuance costs	1,103	764
Accretion of convertible notes discount	2,091	1,058
Provision for doubtful accounts	511	672
Net gain on sale of assets	(5)	(14)
Loss on debt extinguishment	137	—
Net (gain) loss on derivative instruments	(337)	588
Stock compensation expense	3,707	3,622
Excess tax benefit from share-based compensation arrangements	—	(197)
Deferred income taxes	6,131	(928)
Changes in assets and liabilities, excluding effects of acquisitions/divestitures:
Accounts receivable	(34,666)	(30,735)
Inventories	3,987	(12,416)
Income tax refunds receivable	1,031	1,967
Other current assets	(1,641)	640
Accounts payable - trade	1,774	11,448
Accrued contract losses	246	693
Advances on contracts	(8,042)	3,723
Other accruals and payables	(2,171)	9,479
Income taxes payable	(414)	(211)
Pension liabilities	(10,312)	(9,549)
Other long-term liabilities	(4,362)	(3,274)
Net cash (used in) provided by operating activities	(174)	25,352
Cash flows from investing activities:
Proceeds from sale of assets	253	176
Expenditures for property, plant & equipment	(15,196)	(15,348)
Acquisition of businesses (net of cash acquired)	(1,365)	(5,681)
Other, net	(763)	(133)
Cash used in investing activities	(17,071)	(20,986)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit agreements	(53,431)	14,029
Debt repayment	(3,125)	(2,500)
Proceeds from the issuance of 2024 convertible notes	200,000	—
Repayment of 2017 convertible notes	(163,654)	—
Purchase of capped call - 2024 convertible notes	(20,500)	—
Proceeds from bond hedge settlement - 2017 convertible notes	58,564	—
Bank overdraft	575	47
Proceeds from exercise of employee stock awards	4,681	5,085
Purchase of treasury shares	(2,718)	(7,022)
Dividends paid	(10,312)	(9,744)
Debt and equity issuance costs	(7,348)	—
Other	(235)	(163)
Windfall tax benefit	—	197
Cash provided by (used in) financing activities	2,497	(71)
Net (decrease) increase in cash and cash equivalents	(14,748)	4,295
Effect of exchange rate changes on cash and cash equivalents	1,309	(547)
Cash and cash equivalents at beginning of period	41,205	16,462
Cash and cash equivalents at end of period	$27,766	$20,210

Supplemental disclosure of noncash activities:
Common shares issued for partial unwind of warrant transactions	$30,279	$—
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three-month and six-month fiscal periods ended June 30, 2017 and July 1, 2016
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

The Company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The second quarters for 2017 and 2016 ended on June 30, 2017, and July 1, 2016, respectively.

2. RECENT ACCOUNTING STANDARDS

In May 2017, the FASB issued Accounting Standards Update ("ASU") 2017-09, "Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting". The objective of this standard update is to address the diversity in practice and reduce the cost and complexity of applying guidance for a change to the terms or conditions of a share-based payment award. This ASU provides guidance on when an entity should apply modification accounting for stock compensation. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The adoption of this standard update is not expected to have a material impact on the Company's consolidated financial statements.
In March 2017, the FASB issued ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities”. Under this ASU, the amortization period for certain callable debt securities held at a premium is shortened to more closely align the amortization period with expectations incorporated in market pricing on the underlying securities. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the potential impact this standard update might have on its consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715) - Improving the Net Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. The objective of this standard update is to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. This standard update requires employers to disaggregate the service cost component from the other components of net benefit cost. This ASU also provides guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently assessing the potential impact this standard update will have on its consolidated financial statements.
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
In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The objective of this standard update is to simplify the subsequent measurement of goodwill, eliminating Step 2 from the goodwill impairment test. Under this ASU, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, assuming the loss recognized does not exceed the total amount of goodwill for the reporting unit. The standard update is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The impact of the adoption of this standard update is dependent on the Company's goodwill impairment assessment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 30, 2017 and July 1, 2016
(Unaudited)

2. RECENT ACCOUNTING STANDARDS (CONTINUED)

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
For the three-month and six-month fiscal periods ended June 30, 2017 and July 1, 2016
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

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330) - Simplifying the Measurement of Inventory". ASU 2015-11 requires an entity to measure inventory within the scope of the standard at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The standard update is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. The adoption of this standard update did not have a material impact on the Company’s consolidated financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 30, 2017 and July 1, 2016
(Unaudited)

3. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	June 30, 2017	December 31, 2016
In thousands
Trade receivables	$155,614	$143,471
U.S. Government contracts:
Billed	20,745	17,244
Costs and accrued profit – not billed	1,071	1,478
Commercial and other government contracts:
Billed	56,899	50,560
Costs and accrued profit – not billed	39,919	22,234
Less allowance for doubtful accounts	(4,154)	(4,123)
Accounts receivable, net	$270,094	$230,864

The increase in commercial and other government contracts unbilled costs and accrued profits is primarily related to receivables under the K-MAX® program. The increase in trade receivables is primarily due to an increase in receivables at the Distribution segment.

Additionally, $3.7 million of unbilled receivables and accrued profit for the K-MAX® program were included in other assets on the Company's Condensed Consolidated Balance Sheet as of December 31, 2016, as the amounts due were expected to be collected more than one year after the balance sheet date. At June 30, 2017, all receivables for the K-MAX® program were included in accounts receivable, net, as the amounts due were expected to be collected within one year of the balance sheet date.

Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	June 30, 2017	December 31, 2016
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$1,283	$900

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 30, 2017 and July 1, 2016
(Unaudited)

4. FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value:

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
In thousands
Debt:
Level 1	$—	$—	$113,203	$170,935
Level 2	440,502	451,509	303,855	279,582
Total	$440,502	$451,509	$417,058	$450,517

The above fair values were computed based on quoted market prices (Level 1 and 2) and discounted future cash flows (Level 2 observable inputs), as applicable. Differences from carrying values are attributable to interest rate changes subsequent to when the transactions occurred.

The fair values of cash and cash equivalents, accounts receivable, net and accounts payable - trade approximate their carrying amounts due to the short-term maturities of these instruments.

Recurring Fair Value Measurements

The Company holds derivative instruments for foreign exchange contracts and interest rate swaps that are measured at fair value using observable market inputs such as forward rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At June 30, 2017, the derivative instruments have been included in other current assets and current assets on the Condensed Consolidated Balance Sheets. At December 31, 2016, the derivative instruments were included in other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. Based on the Company's continued ability to trade and enter into forward contracts and interest rate swaps, we consider the markets for our fair value instruments to be active.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of June 30, 2017, such credit risks have not had an adverse impact on the fair value of these instruments.

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

Forward Exchange Contracts

The Company holds forward exchange contracts designed to hedge forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on the Company’s earnings and cash flows. Some of these contracts are designated as cash flow hedges. The Company will include in earnings amounts currently included in accumulated other comprehensive income upon recognition of cost of sales related to the underlying transaction. These contracts were not material to the Company's Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016. The activity related to these contracts was not material Company's Condensed Consolidated Financial Statements for the three-month and six-month fiscal periods ended June 30, 2017 and July 1, 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 30, 2017 and July 1, 2016
(Unaudited)

5. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Interest Rate Swaps

The Term Loan Facility of the Company's Credit Agreement (“Term Loan”) contains floating rate obligations and is subject to interest rate fluctuations. During 2015, the Company entered into interest rate swap agreements for the purposes of hedging the eight quarterly variable-rate Term Loan interest payments due in 2016 and 2017. Additionally, the Company entered into interest rate swap agreements to effectively convert $83.8 million of its variable rate revolving credit facility debt to a fixed interest rate. These interest rate swap agreements were designated as cash flow hedges and intended to manage interest rate risk associated with the Company's variable-rate borrowings and minimize the impact on its earnings and cash flows of interest rate fluctuations attributable to changes in LIBOR rates. These agreements were not material to the Company's Condensed Consolidated Balance Sheets for the three-month and six-month fiscal periods ended June 30, 2017 and December 31, 2016.

The activity related to these contracts was not material to the Company's Condensed Consolidated Financial Statements for the three-month and six-month fiscal periods ended June 30, 2017 and July 1, 2016. Over the next twelve months, the income related to cash flow hedges expected to be reclassified from other comprehensive income is $0.2 million.

6. INVENTORIES

Inventories consist of the following:

	June 30, 2017	December 31, 2016
In thousands
Merchandise for resale	$154,053	$158,618
Raw materials	19,858	20,592
Contracts and other work in process (including certain general stock materials)	187,987	189,295
Finished goods	30,702	25,309
Total	$392,600	$393,814

Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	June 30, 2017	December 31, 2016
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$2,947	$3,629

K-MAX® inventory of $16.6 million and $15.9 million as of June 30, 2017, and December 31, 2016, respectively, was included in contracts and other work in process inventory and finished goods on the Company's Condensed Consolidated Balance Sheets. These amounts exclude the inventory associated with our new build aircraft. Management believes that a significant portion of this K-MAX® inventory will be sold after June 30, 2018, based upon the anticipation of additional aircraft manufacturing and supporting the fleet for the foreseeable future.

At June 30, 2017, and December 31, 2016, $6.7 million and $7.2 million, respectively, of SH-2G(I) inventory was included in contracts and other work in process inventory on the Company's Condensed Consolidated Balance Sheets. Management believes that approximately $3.4 million of the SH-2G(I) inventory will be sold after June 30, 2018. This balance represents spares requirements and inventory to be used on SH-2G programs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 30, 2017 and July 1, 2016
(Unaudited)

6. INVENTORIES (CONTINUED)

At June 30, 2017, backlog for the A-10 program with Boeing was $2.4 million, representing 5 shipsets, and total program inventory was $9.6 million, of which $7.6 million is associated with nonrecurring costs. Through June 30, 2017, the Company has delivered 168 shipsets over the life of the program. During 2016, the U.S. Air Force ("USAF") indicated that they would delay the retirement of the A-10 fleet due to its vital close air support, search and rescue capabilities and the lack of a suitable replacement. The Company continues to monitor the defense budget and understands that despite this positive indication, the future of this program could be at risk without the continued support of Congress. The Company has not received any orders for additional shipsets in 2017, and as such, expects a break in production as it completes the units currently on order and waits for follow-on orders from the customer. The customer has not given any indication that this program will be terminated. Final production and deliveries of existing orders under this contract are anticipated to be completed during the second half of 2017. Tooling and nonrecurring costs on this program are being amortized over 242 shipsets, the number of shipsets under the program of record. These nonrecurring costs may not be recoverable in the event of an extended break in production or program termination.

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

Revenue and cost estimates for all significant long-term contracts for which revenue is recognized using the percentage-of-completion method of accounting are reviewed and reassessed quarterly. Based upon these reviews, the Company records the effects of adjustments in profit estimates each period. If at any time the Company determines that in the case of a particular contract total costs will exceed total contract revenue, the Company will record a provision for the entire anticipated contract loss at that time. For the three-month and six-month fiscal periods ended June 30, 2017, there were net increases in the Company's operating income attributable to changes in contract estimates of $1.1 million and $2.1 million, respectively. These increases were primarily a result of improved performance on the JPF USG program, the AH-1Z program and the SH-2G program with Peru. These improvements were partially offset by cost growth on the K-MAX® and A-10 programs. There were net decreases in the Company's operating income from changes in contract estimates of $1.6 million and $2.6 million, respectively, for the three-month and six-month fiscal periods ended July 1, 2016. These decreases were primarily a result of cost growth on various programs, including the Boeing 767/777 program, the A-10 program and a composites assembly program, offset by improved performance on the JPF program.

7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company:

	Distribution	Aerospace	Total
In thousands
Gross balance at December 31, 2016	$149,204	$204,942	$354,146
Accumulated impairment	—	(16,252)	(16,252)
Net balance at December 31, 2016	149,204	188,690	337,894
Additions	—	—	—
Impairments	—	—	—
Foreign currency translation	—	8,085	8,085
Ending balance at June 30, 2017	$149,204	$196,775	$345,979

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 30, 2017 and July 1, 2016
(Unaudited)

7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)

Other intangible assets consisted of:

		At June 30,		At December 31,
		2017		2016
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Customer lists / relationships	6-26 years	$157,556	$(58,431)	$154,745	$(51,800)
Developed technologies	10-20 years	19,696	(2,083)	19,049	(1,394)
Trademarks / trade names	3-15 years	8,727	(3,600)	8,344	(3,250)
Non-compete agreements and other	1-9 years	8,240	(7,988)	8,096	(7,444)
Patents	17 years	523	(430)	523	(425)
Total		$194,742	$(72,532)	$190,757	$(64,313)

The changes in other intangible assets are due to changes in foreign currency exchange rates.

In accordance with ASC 360 - Property, Plant, and Equipment ("ASC 360"), the Company is required to evaluate long-lived intangible assets for possible impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We are continuing to monitor the ongoing operating performance of our UK Composites facility, including an ongoing assessment for potential triggering events that would require further evaluation. The total amount of intangible assets at our U.K. Composites business at June 30, 2017 was $11.4 million.

8. DEBT

Convertible Notes

Overview

During the fiscal quarter ending June 30, 2017, the Company issued $200.0 million aggregate principal amount of convertible senior unsecured notes due May 2024 (the "2024 Notes") pursuant to an indenture (the "Indenture"), dated May 12, 2017, between the Company and U.S. Bank National Association, as trustee. In connection therewith, the Company entered into certain capped call transactions that cover, collectively, the number of shares of the Company's common stock underlying the 2024 Notes. In a separate transaction, the Company repurchased $103.5 million aggregate principal amount of its existing convertible senior unsecured notes due November 15, 2017 (the "2017 Notes"). In connection with the repurchase of the 2017 Notes, the Company settled a portion of the associated outstanding bond hedge transactions and warrant transactions it entered into in 2010 in connection with their issuance. See below for further discussion on the issuance of the 2024 Notes, the repurchase of the 2017 Notes and the related transactions.

2024 Notes

On May 12, 2017, the Company issued $175.0 million in principal amount of 2024 Notes, in a private placement offering. On May 24, 2017, the Company issued an additional $25.0 million in principal amount of 2024 Notes pursuant to the initial purchasers' exercise of their overallotment option, resulting in the issuance of an aggregate $200.0 million principal amount of 2024 Notes. The 2024 Notes bear 3.25% interest per annum on the principal amount, payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2017. The 2024 Notes will mature on May 1, 2024, unless earlier repurchased by the Company or converted. The Company will settle any conversions of the 2024 Notes in cash, shares of the Company's common stock or a combination of cash and shares of common stock, at the Company's election.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 30, 2017 and July 1, 2016
(Unaudited)

8. DEBT (CONTINUED)

Convertible Notes - continued

2024 Notes - continued

Use of proceeds from the issuance of the 2024 Notes was as follows:

in thousands
Proceeds:
Gross proceeds	$200,000
Commission fees and other expenses(1)	(7,348)
Net proceeds	$192,652
Use of Proceeds:
Cost to repurchase $103.5 million aggregate principal amount of 2017 Notes(2)	$(165,308)
Cost for capped call transaction related to 2024 Notes	(20,500)
Payment made to reduce revolving credit facility(3)	(6,844)
Total use of proceeds	$(192,652)
(1) Debt issuance fees paid to the counterparties and other expenses (i.e. legal and accounting) related to the issuance of the 2024 Notes were capitalized.
(2)Included in this balance is $1.7 million of related accrued interest payments.
(3)Additional payments to the revolving credit facility were made from proceeds received as part of the bond hedge settlement related to the repurchase of the 2017 Notes. See the 2017 Notes section below for further discussion.

The following table illustrates the conversion rate at the date of transaction:

2024 Notes
Conversion Rate per $1,000 principal amount (1)	15.3227
Conversion Price (2)	$65.2626
Contingent Conversion Price (3)	$84.84
Aggregate shares to be issued upon conversion (4)	3,064,540
(1) Represents the number of shares of Common Stock hypothetically issuable per each $1,000 principal amount of 2024 Notes, subject to adjustments upon the occurrence of certain specified events in accordance with the terms of the Indenture.
(2) Represents $1,000 divided by the conversion rate as of such date. The conversion price reflects the strike price of the embedded option within the 2024 Notes. If the Company's share price exceeds the conversion price at conversion, the noteholders would be entitled to receive additional consideration either in cash, shares or a combination thereof, the form of which is at the sole discretion of the Company.
(3) Prior to November 1, 2023, the notes are convertible only in the following circumstances: (1) during any fiscal quarter commencing after July 1, 2017, and only during any such fiscal quarter, if the last reported sale price of the Company's common stock was greater than or equal to 130% of the applicable conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter, (2) during the five consecutive business day period following any ten consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day or (3) upon the occurrence of specified corporate events. On or after November 1, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. If the Company undergoes a fundamental change (as defined in the Indenture), holders of the notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount to be repurchased, plus any accrued and unpaid interest. As of June 30, 2017, none of the conditions permitting the holders of the 2024 Notes to convert had been met. Therefore, the 2024 Notes are classified as long-term debt.
(4) This represents the number of shares hypothetically issuable upon conversion of 100% of the outstanding aggregate principal amount of the 2024 Notes at each date; however, the terms of the 2024 Notes state that the Company may pay or deliver, as the case may be, cash, shares of the Company's common stock or a combination of cash and shares of common stock, at the Company's election. The Company currently intends to settle the aggregate principal amount in cash. Amounts due in excess of the principal, if any, also may be settled in cash, shares of the Company's common stock or a combination of cash and shares of common stock, at the Company's election.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 30, 2017 and July 1, 2016
(Unaudited)

8. DEBT (CONTINUED)

Convertible Notes - continued

2024 Notes - continued

In connection with the 2024 Notes offering, the Company entered into capped call transactions with certain of the initial purchasers or their respective affiliates. These transactions are intended to reduce the potential dilution to the Company's shareholders and/or offset the cash payments the Company is required to make in excess of the principal amount upon any future conversion of the notes in the event that the market price per share of the Company's common stock is greater than the strike price of the capped call transactions, with such reduction and/or offset subject to a cap based on the cap price of the capped call transactions. Under the terms of the capped call transactions, the strike price ($65.2626) and the cap price ($88.7570) are each subject to adjustment in certain circumstances. In connection with establishing their initial hedges of the capped call transactions, the option counterparties or their respective affiliates entered into various derivative transactions with respect to the Company’s common stock concurrently with or shortly after the pricing of the notes. The capped call transactions, which cost an aggregate $20.5 million, were recorded as a reduction of additional paid-in capital.

Accounting Standards Codification ("ASC") Topic 815 - Derivatives and Hedging ("ASC 815") provides that contracts are initially classified as equity if (1) the contract requires physical settlement or net-share settlement, or (2) the contract gives the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The settlement terms of our capped call transactions require net-share settlement. Based on the guidance in ASC 815, the capped call transactions were recorded as a reduction of equity as of the trade date. ASC 815 states that a reporting entity shall not consider contracts to be derivative instruments if the contract issued or held by the reporting entity is both indexed to its own stock and classified in shareholders' equity in its balance sheet. The Company concluded the capped call transactions should be accounted for in shareholders' equity and are, therefore, not to be considered a derivative instrument.

ASC 470-20 "Debt with Conversion and Other Options" (“ASC 470-20”), clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. ASC 470-20 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflects the issuer's non-convertible debt borrowing rate which interest costs are to be recognized in subsequent periods. The note payable principal balance for the 2024 Notes at the date of issuance of $200.0 million was bifurcated into the debt component of $179.5 million and the equity component of $20.5 million. The difference between the note payable principal balance and the fair value of the debt component representing the debt discount is being accreted to interest expense over the term of the 2024 Notes. The fair value of the debt component was recognized using a 5.0% discount rate, representing the Company's borrowing rate at the date of issuance for a similar debt instrument without a conversion feature with an expected life of seven years.

The Company incurred $7.3 million of debt issuance costs in connection with the sale of the 2024 Notes, which was allocated between the debt and equity components of the instrument. Of the total amount, $0.7 million was recorded as an offset to additional paid-in capital. The balance, $6.6 million, was recorded as a contra-debt balance and is being amortized over the term of the 2024 Notes. Total amortization expense for the three-month fiscal period ended June 30, 2017 was $0.1 million.

The carrying amount of the equity component and the principal amount of the liability component, the unamortized discount and the net carrying value of the liability are as follows:

	2024 Notes
	June 30, 2017	December 31, 2016
In thousands
Principal amount of liability	$200,000	$—
Unamortized discount	20,097	—
Carrying value of liability	$179,903	$—

Equity component	$20,459	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 30, 2017 and July 1, 2016
(Unaudited)

8. DEBT (CONTINUED)

Convertible Notes - continued

2024 Notes - continued

Because the embedded conversion option is indexed to the Company’s own stock and would be classified in shareholders’ equity, it does not meet the criterion under ASC 815 that would require separate accounting as a derivative instrument.

As of June 30, 2017, the "if converted value" did not exceed the principal amount of the 2024 Notes since the closing sales price of the Company's common stock was less than the conversion price of the 2024 Notes.

2017 Notes

	2017 Notes
	June 30, 2017	December 31, 2016
In thousands
Principal amount of liability	$11,500	$115,000
Unamortized discount	68	1,797
Carrying value of liability	$11,432	$113,203

In November 2010, the Company issued convertible senior unsecured notes due on November 15, 2017, in the aggregate principal amount of $115.0 million in a private placement offering. These notes bear 3.25% interest per annum on the principal amount, payable semiannually in arrears on May 15 and November 15 of each year, beginning in 2011. In May 2017, the Company used a portion of the net proceeds from the issuance of the 2024 Notes, along with cash received from the counterparties in connection with the termination of the existing convertible note hedge transactions referred to below, to repurchase $103.5 million principal amount of the 2017 Notes from a limited number of holders in an arm's length transaction. This repurchase represented approximately 90% of the aggregate principal amount of 2017 Notes. The repurchases were accounted for as an extinguishment of the outstanding instrument. Of the total aggregate cost of $165.3 million, $60.0 million was allocated to the equity component of the 2017 Notes and was recorded as a reduction to additional paid-in capital. The remainder of the cost was attributed to the outstanding principal repurchased and accrued interest. As of June 30, 2017, $11.5 million principal amount remains outstanding under the 2017 Notes.

The repayment of a portion of the 2017 Notes was not contingent upon the issuance of the 2024 Notes. As such, the repurchase of the 2017 Notes was accounted for as a debt extinguishment.

See below for further details on the loss on extinguishment:

in thousands
Carrying value of 2017 Notes	$113,943

Carrying value of Redeemed Debt	$102,548
Fair value of consideration transferred allocated to debt component(1)	103,637
Loss on extinguishment of 2017 Notes(2)	$(1,089)
Acceleration of the related portion of debt issuance cost(3)	(297)
Total loss on extinguishment of 2017 Notes(4)	$(1,386)
(1)The fair value of consideration transferred was calculated using a discount rate of 3%, representing the Company's borrowing rate at the date of issuance for a similar debt instrument with a remaining expected life of six months (for the 2017 Notes).
(2)The majority of this balance relates to the write-off of approximately $1.0 million, 90% of the unamortized debt discount.
(3)The Company determined that in connection with the repurchase of the 2017 Notes, 90% of the unamortized debt issuance costs should be written off, representing the approximate outstanding portion of these costs related to the notes repurchased.
(4)This loss is included in interest expense, net on the Company's Consolidated Statement of Operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 30, 2017 and July 1, 2016
(Unaudited)

8. DEBT (CONTINUED)

Convertible Notes - continued

2017 Notes - continued

In connection with the 2017 Notes, the Company had entered into convertible note hedge transactions and warrant transactions ("existing call spread transactions") with certain financial institutions. These transactions were accounted for as equity instruments at the time of issuance in 2010. With the intention of repurchasing the 2017 Notes, the Company entered into agreements with these financial institutions to terminate a portion of the existing call spread transactions concurrently with the offering. In connection with these transactions, the Company received $58.6 million in payments related to the unwind of 90% of the convertible note hedge transactions and made deliveries of 624,044 shares of the Company's common stock in connection with the partial unwind of the warrant transactions. The Company used a portion of the proceeds from the bond hedge settlement to repurchase the 2017 Notes as described above and to make a payment to the revolving credit facility. The cash proceeds received were recorded as an increase of additional paid-in-capital which was partially offset by the delivery of shares.

The remaining portion of the 2017 Notes are convertible at the option of the noteholders until the close of business on the second Scheduled Trading Day (as defined in the 2017 Notes indenture) immediately preceding the maturity date. Accordingly, the remaining carrying amount of the 2017 Notes is recorded in current liabilities and a portion of the equity component, representing the unamortized debt discount, was reclassified from additional paid-in-capital to temporary equity on the Company's Condensed Consolidated Balance Sheet as of June 30, 2017.

9. PENSION PLANS

Components of net pension cost for the Qualified Pension Plan and Supplemental Employees’ Retirement Plan ("SERP") are as follows:

	For the Three Months Ended
	Qualified Pension Plan		SERP
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
In thousands
Service cost	$1,199	$1,149	$—	$—
Interest cost on projected benefit obligation	6,090	6,122	62	64
Expected return on plan assets	(10,512)	(10,192)	—	—
Amortization of net loss	3,486	3,174	8	46
Additional amount recognized due to curtailment/settlement	—	—	—	—
Net pension cost	$263	$253	$70	$110

	For the Six Months Ended
	Qualified Pension Plan		SERP
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
In thousands
Service cost	$2,397	$2,298	$—	$—
Interest cost on projected benefit obligation	12,179	12,244	123	128
Expected return on plan assets	(21,024)	(20,384)	—	—
Amortization of net loss	6,972	6,347	66	91
Additional amount recognized due to curtailment/settlement	—	—	99	—
Net pension cost	$524	$505	$288	$219

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 30, 2017 and July 1, 2016
(Unaudited)

9. PENSION PLANS (CONTINUED)

The Company contributed $10.0 million to the qualified pension plan and $1.1 million to the SERP through the end of the second quarter of 2017. No further contributions are expected to be made to the qualified pension plan during 2017. The Company plans to contribute an additional $2.0 million to the SERP in 2017. For the 2016 plan year, the Company contributed $10.0 million to the qualified pension plan and $0.5 million to the SERP.

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

The Company's estimate of its portion of the cost to assess the environmental conditions and remediate this site is $2.3 million, all of which has been accrued. The total amount paid to date in connection with these environmental remediation activities is $1.6 million. At June 30, 2017, the Company had $0.7 million accrued for these environmental remediation activities. A portion ($0.1 million) of the accrual related to this property is included in other current liabilities and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Bloomfield Property

In connection with the Company’s 2008 purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR, the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and is currently remediating the property under the guidance of the Connecticut Department of Environmental Protection ("CTDEP"). The assumed environmental liability of $10.3 million was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $12.6 million. At June 30, 2017, the Company had $2.5 million accrued for these environmental remediation activities. A portion ($1.1 million) of the accrual related to this property is included in other current liabilities, and the balance is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 30, 2017 and July 1, 2016
(Unaudited)

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Aerospace Claim Matter

On June 29, 2016, the Company received notification from a customer of their intent to file a claim for recovery of costs and expenses related to rework on certain aerostructure components previously delivered by the Company to the customer. The notification did not indicate the extent of the rework undertaken by the customer, the cost or expenses incurred by the customer or the time frame in which the customer anticipated filing its formal claim. Based on initial discussions with the customer, the Company believes the customer is seeking recovery of $12.4 million associated with the rework of these components and related costs incurred by the customer. The Company estimates the cost to rework the aerostructure components delivered to the customer over the time period in question is approximately $0.2 million. Based on this analysis, the Company has accrued $0.2 million, the estimated cost to rework the aerostructure components, as of June 30, 2017; however, there can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations, financial position and cash flows.

11. COMPUTATION OF EARNINGS PER SHARE

The computation of basic earnings per share is based on net earnings divided by the weighted average number of shares of common stock outstanding for each period. The computation of diluted earnings per share reflects the common stock equivalency of dilutive options granted to employees under the Company's stock incentive plan, shares issuable on redemption of its convertible notes and shares issuable upon redemption of outstanding warrants.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
In thousands, except per share amounts
Net earnings	$13,458	$16,495	$19,749	$26,272

Basic:
Weighted average number of shares outstanding	27,557	27,101	27,351	27,080
Basic earnings per share	$0.49	$0.61	$0.72	$0.97

Diluted:
Weighted average number of shares outstanding	27,557	27,101	27,351	27,080
Weighted average shares issuable on exercise of dilutive stock options	141	140	154	137
Weighted average shares issuable on redemption of 2017 Notes	108	703	628	658
Weighted average shares issuable on redemption of warrants	36	—	237	—
Total	27,842	27,944	28,370	27,875

Diluted earnings per share	$0.48	$0.59	$0.70	$0.94

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 30, 2017 and July 1, 2016
(Unaudited)

11. COMPUTATION OF EARNINGS PER SHARE (CONTINUED)

Equity awards

For the three-month and six-month fiscal periods ended June 30, 2017, respectively, 350,649 and 286,343 shares issuable under equity awards granted to employees were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period. For the three-month and six-month fiscal periods ended July 1, 2016, respectively, 537,033 and 600,168 shares issuable under equity awards granted to employees were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period.

2017 Convertible Notes

For the three-month and six-month fiscal periods ended June 30, 2017, and July 1, 2016, respectively, shares issuable under the 2017 Notes that were dilutive during the period were included in the calculation of earnings per share as the conversion price for the 2017 Notes was less than the average share price of the Company's stock.

2024 Convertible Notes

For the three-month and six-month fiscal periods ended June 30, 2017, shares issuable under the 2024 Notes were excluded from the diluted earnings per share calculation because the conversion price was greater than the average market price of our stock during the periods.

Warrants

Excluded from the diluted earnings per share calculation for the three-month and six-month fiscal periods ended June 30, 2017, were 309,306 and 1,657,483, respectively, shares issuable under the warrants sold in connection with the Company's 2017 Notes as they would be anti-dilutive. Excluded from the diluted earnings per share calculation for the three-month and six-month fiscal periods ended July 1, 2016, were 3,434,193 and 3,432,593, respectively, shares issuable under the warrants sold in connection with the Company’s 2017 Notes as they would be anti-dilutive.

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

Compensation expense for stock options, restricted stock awards and restricted stock units is recognized on a straight-line basis over the vesting period of the awards. Share-based compensation expense recorded for the three-month and six-month fiscal periods ended June 30, 2017, was $2.3 million and $3.7 million, respectively. Share-based compensation expense recorded for the three-month and six-month fiscal periods ended July 1, 2016, was $2.1 million and $3.6 million, respectively.

During the first quarter of 2016, the Company issued stock awards with market and performance based conditions, bringing the total of these shares to 8,979, assuming a 100% achievement level. The Company measures the cost of these awards based on their grant date fair value to the extent of the probable number of shares to be earned upon vesting. Amortization of this cost is recorded on a straight-line basis over the requisite service period. Throughout the course of the requisite service period, the Company monitors the level of achievement compared to the target and adjusts the number of shares expected to be earned, and the related compensation expense recorded thereafter, to reflect the updated most probable outcome. Compensation expense for these awards for the three-month and six-month fiscal periods ended June 30, 2017, and July 1, 2016, was not material.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 30, 2017 and July 1, 2016
(Unaudited)

12. SHARE-BASED ARRANGEMENTS (CONTINUED)

Stock option activity was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017		June 30, 2017
	Options	Weighted - average exercise price	Options	Weighted - average exercise price
Options outstanding at beginning of period	1,087,636	$39.45	958,679	$36.18
Granted	—	$—	226,315	$51.97
Exercised	(88,603)	$34.46	(146,744)	$33.19
Forfeited or expired	(6,254)	$41.19	(45,471)	$43.53
Options outstanding at June 30, 2017	992,779	$39.89	992,779	$39.89

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	For the Six Months Ended
	June 30, 2017	July 1, 2016
Expected option term (years)	5.0	5.2
Expected volatility	19.9%	26.0%
Risk-free interest rate	1.9%	1.2%
Expected dividend yield	1.6%	1.8%
Per share fair value of options granted	$8.61	$8.63

Restricted Stock Award and Restricted Stock Unit activity was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017		June 30, 2017
	Restricted Stock	Weighted- average grant date fair value	Restricted Stock	Weighted- average grant date fair value
Restricted Stock outstanding at beginning of period	162,410	$44.07	167,674	$40.27
Granted	25,273	$46.48	75,008	$50.00
Vested	(25,257)	$46.24	(71,342)	$41.48
Forfeited or expired	(1,945)	$41.67	(10,859)	$42.40
Restricted Stock outstanding at June 30, 2017	160,481	$44.13	160,481	$44.13

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 30, 2017 and July 1, 2016
(Unaudited)

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

Summarized financial information by business segment is as follows:

	For the Three Months Ended		For the Six Months Ended
In thousands	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Net sales:
Distribution	$278,706	$286,052	$550,324	$574,716
Aerospace	170,300	184,590	334,623	347,124
Net sales	$449,006	$470,642	$884,947	$921,840
Operating income:
Distribution	$15,934	$13,807	$27,628	$24,276
Aerospace	26,270	30,461	42,859	51,758
Net gain (loss) on sale of assets	(15)	(14)	5	14
Corporate expense	(14,797)	(14,407)	(28,892)	(27,851)
Operating income	27,392	29,847	41,600	48,197
Interest expense, net	6,122	3,988	10,282	7,795
Other expense (income), net	(69)	489	(228)	575
Earnings before income taxes	21,339	25,370	31,546	39,827
Income tax expense	7,881	8,875	11,797	13,555
Net earnings	$13,458	$16,495	$19,749	$26,272

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 30, 2017 and July 1, 2016
(Unaudited)

14. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in shareholders’ equity for the six-month fiscal periods ended June 30, 2017, and July 1, 2016, were as follows:

	For the Six Months Ended
	June 30, 2017	July 1, 2016
In thousands
Beginning balance	$565,787	$543,077
Comprehensive income	40,682	29,605
Dividends declared	(11,011)	(9,754)
Employee stock plans and related tax benefit	4,681	5,085
Purchase of treasury shares	(2,718)	(7,022)
Share-based compensation expense	3,707	3,622
Amounts reclassified to temporary equity	1,729	—
Changes due to convertible notes transactions	(2,511)	—
Ending balance	$600,346	$564,613

The components of accumulated other comprehensive income (loss) are shown below:

	For the Three Months Ended
	June 30, 2017	July 1, 2016
In thousands
Foreign currency translation:
Beginning balance	$(32,299)	$(15,412)
Net gain/(loss) on foreign currency translation	13,777	(7,178)
Reclassification to net income	—	—
Other comprehensive income/(loss), net of tax	13,777	(7,178)
Ending balance	$(18,522)	$(22,590)

Pension and other post-retirement benefits(1):
Beginning balance	$(119,239)	$(115,450)
Reclassifications to net income:
Amortization of net loss, net of tax expense of $1,335 and $1,215, respectively	2,159	2,005
Other comprehensive income/(loss), net of tax	2,159	2,005
Ending balance	$(117,080)	$(113,445)

Derivative instruments(2):
Beginning balance	$135	$(615)
Net loss on derivative instruments, net of tax expense (benefit) of $5 and ($192), respectively	8	(317)
Reclassification to net income, net of tax expense (benefit) of ($0) and $98, respectively	(1)	162
Other comprehensive income/(loss), net of tax	7	(155)
Ending balance	$142	$(770)

Total accumulated other comprehensive income (loss)	$(135,460)	$(136,805)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 30, 2017 and July 1, 2016
(Unaudited)

14. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED)

	For the Six Months Ended
	June 30, 2017	July 1, 2016
In thousands
Foreign currency translation:
Beginning balance	$(34,896)	$(22,625)
Net gain/(loss) on foreign currency translation	16,374	35
Reclassification to net income	—	—
Other comprehensive income/(loss), net of tax	16,374	35
Ending balance	$(18,522)	$(22,590)

Pension and other post-retirement benefits(1):
Beginning balance	$(121,448)	$(117,455)
Reclassifications to net income:
Amortization of net loss, net of tax expense of $2,670 and $2,428, respectively	4,368	4,010
Other comprehensive income/(loss), net of tax	4,368	4,010
Ending balance	$(117,080)	$(113,445)

Derivative instruments(2):
Beginning balance	$(49)	$(58)
Net loss on derivative instruments, net of tax expense (benefit) of $78 and ($629), respectively	129	(1,039)
Reclassification to net income, net of tax expense of $37 and $198, respectively	62	327
Other comprehensive income/(loss), net of tax	191	(712)
Ending balance	$142	$(770)

Total accumulated other comprehensive income (loss)	$(135,460)	$(136,805)
(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
(See Note 9, Pension Plans for additional information.)
(2) See Note 5, Derivative Financial Instruments, for additional information regarding our derivative instruments.

15. INCOME TAXES

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016

Effective Income Tax Rate	36.9%	35.0%	37.4%	34.0%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the period. The increase in the effective tax rate for the three-month and six-month fiscal periods ended June 30, 2017, compared to the rate for the corresponding periods in the prior year, is primarily due to a projected foreign loss in the current period for which no tax benefit has been provided and certain discrete items which were present for the comparable periods ended July 1, 2016, most notably favorable differences between foreign provisions for taxes and actual foreign returns filed.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 30, 2017 and July 1, 2016
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

The Company has assessed both positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize operating loss carryforwards associated with certain foreign operations that will permit the Company to use $2.1 million of deferred tax assets associated with these foreign operations as of June 30, 2017. Through the end of the second quarter of 2017, the Company believes it is more likely than not that only $1.1 million of these deferred tax assets will be realized and, as such, has recorded a valuation allowance of $1.0 million. Going forward, management will continue to assess the available positive and negative evidence to determine whether it is likely sufficient future taxable income will be generated to permit the use of these deferred tax assets. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income are reduced or increased, or if additional weight is given to subjective evidence such as future expected growth because objective negative evidence in the form of cumulative losses is no longer present.

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

Financial performance

•	Net sales decreased 4.6% and 4.0% for the three-month and six-month fiscal periods ended June 30, 2017, compared to the comparable fiscal periods in the prior year.

•	Net earnings decreased 18.4% and 24.8% for the three-month and six-month fiscal periods ended June 30, 2017, compared to the comparable fiscal periods in the prior year.

•
Diluted earnings per share decreased to $0.48 for the three-month fiscal period ended June 30, 2017, compared to $0.59 in the comparable fiscal period in the prior year. For the six-month fiscal period ended June 30, 2017, diluted earnings per share decreased to $0.70, compared to $0.94 in the comparable fiscal period in the prior year.

•
Cash used in operating activities during the six-month fiscal period ended June 30, 2017, was $0.2 million, compared to cash provided by operating activities for the comparable fiscal period in the prior year of $25.4 million.

Recent events

•
On July 17, 2017, our Aerospace segment announced it had entered into a new multi-year contract with Sikorsky to manufacture H-60 cockpits under the Department of Defense MY IX H-60 procurement authorization. The term of the agreement will be for five years, beginning in 2018 and ending in 2022.

•	On July 14, 2017, Lectern Aviation of China accepted the first two K-MAX® helicopters from the newly reopened commercial production line.

•	On June 19, 2017, our Aerospace segment announced it had entered into a Long Term Agreement with Rolls-Royce to manufacture components for the production phase of the Trent 7000 engine program.

•
On June 14, 2017, our Aerospace segment announced that due to the continued demand and interest in the capabilities of the K-MAX®, we will continue production of the K-MAX® heavy-lift utility helicopter into 2019 at a minimum.

•
In May 2017, we issued convertible senior unsecured notes due on May 1, 2024 ("2024 Notes"), in the aggregate principal amount of $200.0 million, with a coupon rate of 3.25%. The Company used a portion of the proceeds from the issuance of these notes, along with cash received in connection with the termination of existing convertible note hedge transactions, to repurchase a portion of the existing convertible senior unsecured notes due on November 15, 2017 ("2017 Notes") at a cost of $165.3 million. The remaining proceeds were used to purchase a capped call related to the 2024 Notes, at a cost of $20.5 million, and pay down a portion of our revolving credit facility.

RESULTS OF OPERATIONS

Consolidated Results

Net Sales

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
	(in thousands)
Net sales	$449,006	$470,642	$884,947	$921,840
$ change	(21,636)	24,318	(36,893)	32,734
% change	(4.6)%	5.4%	(4.0)%	3.7%

Net sales decreased for the three-month and six-month fiscal periods ended June 30, 2017, as compared to the corresponding periods in 2016. This was a result of a decrease in net sales at both our Distribution and Aerospace segments. Foreign currency exchange rates relative to the U.S. dollar had an unfavorable impact for the three-month and six-month fiscal periods ended June 30, 2017 of $1.6 million and $3.9 million, respectively. (See segment discussion below for additional information.)

Gross Profit

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
	(in thousands)
Gross profit	$134,963	$143,766	$259,779	$278,196
$ change	(8,803)	11,814	(18,417)	18,333
% change	(6.1)%	9.0%	(6.6)%	7.1%
% of net sales	30.1%	30.5%	29.4%	30.2%

Gross profit decreased for the three-month and six-month fiscal periods ended June 30, 2017, as compared to the corresponding periods in 2016. This was a result of lower gross profit at both our Aerospace and Distribution segments. The decrease in gross profit at our Aerospace segment was primarily associated with our JPF program customer mix. For the three-month and six-month fiscal periods ended June 30, 2017, JPF deliveries consisted of mostly USG fuzes under Option 12, which were negotiated at a lower selling price than both direct sales to foreign militaries and Option 11 sold in the corresponding periods in 2016. Lower gross profit at our Distribution segment was primarily attributable to lower sales under our bearings and power transmission and automation, control and energy product lines.

Gross profit as a percentage of net sales decreased for the three-month and six-month fiscal periods ended June 30, 2017, as compared to the corresponding period in 2016, primarily due to the customer mix under our JPF program described in the preceding paragraph. Gross profit as a percentage of net sales remained relatively flat at our Distribution segment for the three-month and six-month fiscal periods ended June 30, 2017.

Selling, General & Administrative Expenses (S,G&A)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
	(in thousands)
S,G&A	$107,556	$113,905	$218,184	$230,013
$ change	(6,349)	11,952	(11,829)	22,506
% change	(5.6)%	11.7%	(5.1)%	10.8%
% of net sales	24.0%	24.2%	24.7%	25.0%

The decrease in S,G&A for the three-month fiscal period ended June 30, 2017, compared to the corresponding period in 2016, resulted from lower expenses at both of our segments. The decrease in expenses at our Distribution segment primarily related to lower expenses of $1.5 million associated with our productivity and efficiency initiatives designed to improve operating performance. Additionally, there were lower salary and benefit expenses at both segments. Corporate expenses remained relatively flat compared to the corresponding period in 2016, primarily due to higher employee and employee-related costs, mostly offset by lower consulting costs.

The decrease in S,G&A for the six-month fiscal period ended June 30, 2017, compared to the corresponding period in 2016, resulted from lower expenses at both of our segments, partially offset by an increase in corporate expenses. The decrease in expenses at our Distribution segment primarily related to lower expenses of $4.2 million associated with our productivity and efficiency initiatives designed to improve operating performance and lower salary and benefit expenses. The Aerospace segment experienced lower costs associated with the sale of government contract program inventory (see segment discussion below for additional information). The increase in corporate expenses was primarily due to higher employee and employee-related costs, partially offset by lower consulting costs.

Operating Income

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
	(in thousands)
Operating income	$27,392	$29,847	$41,600	$48,197
$ change	(2,455)	(584)	(6,597)	(4,564)
% change	(8.2)%	(1.9)%	(13.7)%	(8.7)%
% of net sales	6.1%	6.3%	4.7%	5.2%

The decrease in operating income for the three-month and six-month fiscal periods ended June 30, 2017, versus the comparable periods in 2016, was primarily attributable to lower operating income at our Aerospace segment, mostly due to the decrease in sales and lower gross profit under our JPF program due to the shift in customer mix. Additionally, for the six-month fiscal period, we had higher corporate expenses as detailed above. These changes were partially offset by higher operating income at our Distribution segment. (See segment discussion below for additional information.)

Interest Expense, Net

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
	(in thousands)
Interest expense, net	$6,122	$3,988	$10,282	$7,795

Interest expense, net, generally consists of interest charged on our Credit Agreement, which includes a revolving credit facility and a term loan facility, and our convertible notes and the amortization of debt issuance costs, offset by interest income. The increase in interest expense, net for both periods ended June 30, 2017, compared to the corresponding periods in 2016, was primarily attributable to the write-off of unamortized debt issuance costs and the unamortized debt discount associated with the redemption of our 2017 Notes, for $0.3 million and $1.0 million, respectively. Additionally, the interest rate is higher for outstanding amounts under the Credit Agreement as compared to the same period in 2016. At June 30, 2017, the interest rate for outstanding amounts under the Credit Agreement was 2.69% compared to 2.09% at July 1, 2016. This increase was partially offset by lower average borrowings, as compared to the comparable periods ended July 1, 2016. (See Liquidity and Capital Resources section below for information on our borrowings.)

Effective Income Tax Rate

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016

Effective income tax rate	36.9%	35.0%	37.4%	34.0%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the period. The increase in the effective tax rate for the three-month and six-month fiscal periods ended June 30, 2017, compared to the rate for the corresponding periods in the prior year is primarily due to a projected foreign loss in the current period for which no tax benefit has been provided and certain discrete items which were present for the comparable periods ended July 1, 2016, most notably favorable differences between foreign provisions for taxes and actual foreign returns filed.

Distribution Segment

Results of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
	(in thousands)
Net sales	$278,706	$286,052	$550,324	$574,716
$ change	(7,346)	(17,998)	(24,392)	(40,805)
% change	(2.6)%	(5.9)%	(4.2)%	(6.6)%

Operating income	$15,934	$13,807	$27,628	$24,276
$ change	2,127	(1,596)	3,352	(4,091)
% change	15.4%	(10.4)%	13.8%	(14.4)%
% of net sales	5.7%	4.8%	5.0%	4.2%

Net sales

Net sales for the three-month fiscal period ended June 30, 2017 decreased when compared to the corresponding period in 2016, primarily due to a decrease in sales of $5.3 million associated with our automation, control and energy product line and a less significant decrease in our bearings and power transmission product line. Net sales under our fluid power product line remained relatively flat for the quarter when compared to the corresponding period in 2016. The decreases in sales in our product lines were mostly attributable to $11.2 million in lower sales volume to our MRO customers, partially offset by higher sales volume to our OEM customers. Looking at the markets we serve, sales were lower in the paper manufacturing, computer and electric product manufacturing and transportation equipment manufacturing markets. Partially offsetting these decreases, were higher sales in the food manufacturing and machinery manufacturing markets.

Net sales for the six-month fiscal period ended June 30, 2017 decreased when compared to the corresponding period in 2016, primarily due to a decrease in sales of $21.6 million associated with our bearings and power transmission and automation, control and energy product lines and a less significant decrease in our fluid power product line. Additionally, sales for the six-month fiscal period decreased when compared to the corresponding period in the prior year due to one fewer sales day in the first six months of 2017. The decreases in net sales in our product lines were mostly attributable to $23.7 million in lower sales volume to our MRO customers. Looking at the markets we serve, sales were lower in the food manufacturing, paper manufacturing and merchant wholesalers durable goods markets. Partially offsetting these decreases, were higher sales in the fabricated metal product and mining markets.

"Organic Sales per Sales Day" is a metric management uses to evaluate performance trends at our Distribution segment and is calculated by taking Organic Sales divided by the number of Sales Days in the period. The following table illustrates the calculation of Organic Sales per Sales Day.

		For the Three Months Ended		For the Six Months Ended
		June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
		(in thousands)
Current period
Net sales		$278,706	$286,052	$550,324	$574,716
Acquisition sales (1)		—	894	—	3,553
Organic sales		278,706	285,158	550,324	571,163
Sales days		64	64	128	129
Organic Sales per Sales Day for the current period	a	$4,355	$4,456	$4,299	$4,428

Prior period
Net sales from the prior year		$286,052	$304,050	$574,716	$615,521
Sales days from the prior year		64	63	129	129
Sales per sales day from the prior year	b	$4,470	$4,826	$4,455	$4,771

% change	(a-b)÷b	(2.6)%	(7.7)%	(3.5)%	(7.2)%
(1) Sales contributed by an acquisition are included in Organic Sales beginning with the thirteenth month following the date of acquisition. Prior period information is adjusted to reflect acquisition sales for that period as Organic Sales when calculating the change in Organic Sales per Sales Day for the current period.

Operating income

The increase in operating income for the three-month and six-month fiscal periods ended June 30, 2017, when compared to the corresponding periods in the prior year, was primarily attributable to the benefits received from the productivity initiatives implemented in 2016 and lower expenses of $1.5 million and $4.2 million, respectively, for the cost incurred related to the implementation of these productivity and efficiency initiatives. The initiatives included operational process improvements and data analytics, primarily focused on expanding operating margins. Additionally, we experienced lower costs associated with our vehicles. These savings were partially offset by a decrease in sales and related gross profit.
Other Matters

Enterprise Resource Planning System

In July 2012, we announced a decision to invest in a new ERP business system for our Distribution segment with an estimated total cost of $45.0 million. Since our announcement in 2012, Distribution has acquired nine businesses. To date, we have implemented the new ERP system at four acquired entities, of which two were not included in the original project scope. Additionally, an upgraded version of the software was released during the early stages of our initial implementation plan and Distribution elected to install this major upgrade because of the increased functionality, enhanced features and new user interface it offered. Recently, our software vendor responsible for the ERP system notified us that another upgrade is available, which is designed to improve overall performance and further enhance the capabilities of the system. Management is in the process of assessing this upgrade against the current version of the ERP system and the requirements of the business. This upgrade is expected to leverage the existing work completed to date and we are currently working closely with the software vendor to revise the project plan and implementation timeline. As a result of the unplanned implementations at the acquired businesses and the software upgrades, our implementation timeline has been extended and the total project cost is currently estimated between $51.0 million and $54.0 million.

For the three-month fiscal periods ended June 30, 2017, and July 1, 2016, ERP system expenses incurred totaled $0.4 million and $0.3 million, respectively, and ERP system capital expenditures totaled $1.0 million and $0.9 million, respectively. For the six-month fiscal periods ended June 30, 2017, and July 1, 2016, ERP system expenses incurred totaled $0.7 million and $0.5 million, respectively, and ERP system capital expenditures totaled $1.9 million each period. Total to date ERP system capital expenditures as of June 30, 2017, were $36.4 million. Depreciation expense for the ERP system for the three-month fiscal periods ended June 30, 2017, and July 1, 2016, totaled $0.7 million each period. Depreciation expense for the ERP system for the six-month fiscal periods ended June 30, 2017, and July 1, 2016, totaled $1.4 million each period.

Aerospace Segment

Results of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
	(in thousands)
Net sales	$170,300	$184,590	$334,623	$347,124
$ change	(14,290)	42,316	(12,501)	73,539
% change	(7.7)%	29.7%	(3.6)%	26.9%

Operating income	$26,270	$30,461	$42,859	$51,758
$ change	(4,191)	1,308	(8,899)	784
% change	(13.8)%	4.5%	(17.2)%	1.5%
% of net sales	15.4%	16.5%	12.8%	14.9%

Net sales

Sales decreased for the three-month fiscal period ended June 30, 2017, as compared to the corresponding period in 2016, primarily due to a decrease in sales generated by our military product programs of $15.1 million. The decrease was primarily attributable to lower sales under our JPF program, lower sales volume under our metallic structures products from foreign operations and lower sales on our AH-1Z program. These decreases, totaling $19.8 million, were partially offset by higher sales associated with our Sikorsky BLACK HAWK helicopter program and an increase in sales on our legacy missile fuze programs.

Partially offsetting the decrease in military sales for the three-month fiscal period ended June 30, 2017, was a $0.8 million increase in sales generated by our commercial product programs. The increase was primarily attributable to higher sales volume under our commercial bearings products, partially offset by lower commercial tooling sales.

Foreign currency exchange rates relative to the U.S. dollar had an unfavorable impact of $1.6 million on net sales for the three-month fiscal period ended June 30, 2017.

Sales decreased for the six-month fiscal period ended June 30, 2017, as compared to the corresponding period in 2016, primarily due to a decrease in sales generated by our military product programs of $19.3 million. The decrease was primarily attributable to lower sales under our JPF program, lower sales volume under our metallic structures products from foreign operations and a decrease in military tooling sales. These decreases, totaling $26.6 million, were partially offset by higher sales under our Sikorsky BLACK HAWK helicopter program and the SH-2G program with Peru.

Offsetting the decrease in military sales for the six-month fiscal period ended June 30, 2017, was a $6.8 million increase in sales generated by our commercial product programs. The increase was primarily attributable to higher sales under the K-MAX® program, partially offset by lower sales under our Bell Helicopter composite blade program and the Boeing 767/777 program.

Foreign currency exchange rates relative to the U.S. dollar had an unfavorable impact of $3.9 million on net sales for the six-month fiscal period ended June 30, 2017.

Operating income

Operating income decreased for the three-month and six-month fiscal periods ended June 30, 2017, compared to the corresponding periods in 2016. The decrease was primarily attributable to a decrease in sales and lower gross profit under our JPF program due to the shift in customer mix to deliveries of mostly USG fuzes, as opposed to direct sales to foreign militaries made during the corresponding periods in 2016. This decrease was partially offset by increases of $4.3 million and $5.9 million, respectively, primarily due to higher sales and associated gross profit under our commercial bearings products and the SH-2G program with Peru and an increase in gross margin on our AH-1Z program. Additionally, for the three-month fiscal period, we experienced an increase in sales and associated gross profit under a legacy missile fuze program.

Further offsetting some of the decrease in operating income for the six-month fiscal period was lower S,G&A expenses associated with the sale of government contract program inventory. For certain USG contracts, S,G&A expenses are capitalized in inventory until revenue is recognized, to the extent that gross profit is available to offset the S,G&A expenses. See the table below for the expense or benefit received from S,G&A expenses capitalized in inventory for certain government contracts.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
	(in thousands)
S,G&A expensed (capitalized in inventory), net	$(428)	$(46)	$304	$3,103

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

Revenue and cost estimates for all significant long-term contracts for which revenue is recognized using the percentage-of-completion method of accounting are reviewed and reassessed quarterly. Based upon these reviews, we record the effects of adjustments in profit estimates each period. If at any time we determine that for a particular contract total costs will exceed total contract revenue, we will record a provision for the entire anticipated contract loss at that time. For the three-month and six-month fiscal periods ended June 30, 2017, there were net increases in the Company's operating income attributable to changes in contract estimates of $1.1 million and $2.1 million, respectively . These increases were primarily a result of improved performance on the JPF USG program, the AH-1Z program and the SH-2G program with Peru. These improvements were partially offset by cost growth on the K-MAX® and A-10 programs. There were net decreases in the Company's operating income from changes in contract estimates of $1.6 million and $2.6 million, respectively, for the three-month and six-month fiscal periods ended July 1, 2016. These decreases were primarily a result of cost growth on various programs, including the Boeing 767/777 program, the A-10 program and a composites assembly program, offset by improved performance on the JPF program.

Backlog

	June 30, 2017	December 31, 2016
	(in thousands)
Backlog	$538,220	$581,619

Backlog decreased during the first six months of 2017 primarily due to deliveries under our JPF program to the USG and work performed on the Sikorsky BLACK HAWK helicopter program. This decrease was partially offset by orders under certain composite structure programs.

Major Programs/Product Lines

Below is a discussion of significant changes in the Aerospace segment's major programs during the first six months of 2017. See our 2016 Form 10-K for a complete discussion of our Aerospace segment's programs.

A-10

The segment has contracted with Boeing to produce the wing control surfaces (inboard and outboard flaps, slats and deceleron assemblies) for the USAF’s A-10 fleet. This contract has a potential value of over $110.0 million; however, annual quantities will vary, as they are dependent upon the orders Boeing receives from the USAF. Initial deliveries under this program began in the third quarter of 2010 and full rate production began during the fourth quarter of 2012. Through June 30, 2017, 168 shipsets have been delivered over the life of the program, and approximately 5 shipsets remain in backlog. In 2016, the USAF indicated that they would delay the retirement of the A-10 fleet due to its vital close air support, search and rescue capabilities and the lack of a suitable replacement. We continue to monitor the defense budget and understand that despite this positive indication, the future of this program could be at risk without the continued support of Congress. We have not received any orders for additional shipsets in 2017, and as such, we expect a break in production as we complete the units we currently have on order and wait for follow-on orders from our customer. We have not received any indication from our customer that this program will be terminated. Final production and deliveries of existing orders under this contract are anticipated to be completed during the second half of 2017. Tooling and nonrecurring costs on this program are being amortized over 242 shipsets, the number of shipsets under the USG program of record. At June 30, 2017 and December 31, 2016, our program backlog was $2.4 million and $5.3 million, respectively, and total program inventory was $9.6 million and $12.8 million, respectively. The current total program inventory includes nonrecurring costs of $7.6 million, which may not be recoverable in the event of an extended break in production or program termination.

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

Sales of these fuzes can be direct to the USG, Foreign Military Sales ("FMS") through the USG and direct commercial sales ("DCS") to foreign militaries that, although not funded by the USG, require regulatory approvals from the USG. During 2016, we were awarded DCS contracts totaling $93.0 million. The delay in receipt of government approvals has shifted the anticipated deliveries for these JPF DCS awards into the second half of 2017.

A total of 7,937 fuzes passed acceptance testing and were delivered to our customers during the second quarter of 2017, which consisted of 7,562 fuzes delivered to the USG and 375 fuzes delivered as direct commercial sales to foreign governments. A total of 16,065 fuzes have been delivered during the first half of 2017. We expect to deliver 33,000 to 37,000 fuzes in 2017. A significant portion of these deliveries will be under Option 12 of our JPF program with the USG. Fuzes under Option 12 were negotiated at a lower selling price than Option 11 and the transition to Option 12 is expected to have an unfavorable margin impact of approximately $6.5 million in 2017.

The Company currently provides the FMU-152 A/B to the USAF and twenty-eight other nations, but the U.S. Navy currently utilizes a different fuze - the FMU-139. In 2015, NAVAIR solicited proposals for a firm fixed price production contract to implement improvements to the performance characteristics of the FMU-139 (such improved fuze having been designated the FMU-139 D/B), and, the USAF had stated that, if and when a contract is awarded and production begins, the funds associated with the FMU-152 A/B will be redirected to the FMU-139 D/B. During the third quarter of 2015, the U.S. Navy announced that a competitor was awarded the contract for the FMU-139 D/B. In the event the FMU-139 D/B program proceeds as planned and the USAF redirects the funds associated with the FMU-152 A/B to the FMU-139 D/B, our business, financial condition, results of operations and cash flows may be materially adversely impacted. The timing of the impact on our financial statements is dependent on the ability of our competitor to complete the design and qualification phase of the program and other factors. Our competitor has publicly stated that this program is expected to have a 32-month qualification phase, preceding production. Therefore, the earliest the Company may see an impact on its financial statements is 2019; however, due to the complexity of this program, the uncertainty associated with the successful completion of each phase in accordance with the planned schedule and the pending status of the USAF's final decision to redirect funds to the FMU-139 D/B, the timing and magnitude of the impact on the Company's financial statements is not certain. The Company believes there remains strong foreign demand for the FMU-152 A/B. Total JPF backlog at June 30, 2017 and December 31, 2016, was $121.2 million and $175.0 million, respectively, consisting of orders for delivery into 2018.

K-MAX®

During the second quarter of 2015, we announced that our Aerospace segment was resuming production of commercial K-MAX® aircraft. The aircraft are being manufactured at our Jacksonville, Florida and Bloomfield, Connecticut facilities. In July 2017, the first two helicopters from the newly reopened commercial production line were accepted by our customer, Lectern Aviation of China. As of June 30, 2017 and December 31, 2016, our backlog for this program was $9.2 million and $13.7 million, respectively. During the quarter, we announced that we will continue production of the commercial K-MAX® aircraft into 2019 at a minimum due to continued interest in the capabilities of the K-MAX®.

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

We anticipate a variety of items will have an impact on our liquidity during the next 12 months, in addition to our working capital requirements. These could include one or more of the following:

•
the matters described in Note 10, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements, in addition to the cost of existing environmental remediation matters and deposits required to be made to the environmental escrow for our former Moosup facility;

•	deferred compensation payments to former directors and officers;

•	contributions to our qualified pension plan and Supplemental Employees’ Retirement Plan (“SERP”);

•	repurchase of common stock under the 2015 Share Repurchase Program;

•	payment of dividends;

•	costs associated with the start-up of new aerospace programs; and

•	the extension of payment terms by our customers.

In addition, we have an aggregate principal balance of $11.5 million of our 2017 Notes remaining as of June 30, 2017. These notes will remain convertible until the close of business on the second Scheduled Trading Day (as defined in the 2017 Notes indenture) immediately preceding the scheduled maturity date of November 15, 2017, unless earlier redeemed, repurchased or converted. We do not believe any of these matters will lead to a shortage of capital resources or liquidity that would adversely impact our business or results of operations.

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

A summary of our consolidated cash flows is as follows:

	For the Six Months Ended
	June 30, 2017	July 1, 2016	2017 vs. 2016
	(in thousands)
Total cash provided by (used in):
Operating activities	$(174)	$25,352	$(25,526)
Investing activities	(17,071)	(20,986)	3,915
Financing activities	2,497	(71)	2,568

Free Cash Flow (a):
Net cash provided by operating activities	$(174)	$25,352	$(25,526)
Expenditures for property, plant and equipment	(15,196)	(15,348)	152
Free cash flow	$(15,370)	$10,004	$(25,374)

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

Net cash used in operating activities for the six-month fiscal period ended June 30, 2017, was $0.2 million, compared to net cash provided by operating activities for the comparable period in 2016 of $25.4 million. This change is primarily due to the timing of payments associated with the 2016 implementation of the productivity and efficiency initiative at our Distribution segment, advances on contracts received for our AH-1Z and K-MAX® programs, the timing of purchases under our JPF program with the USG and lower net earnings.

Net cash used in investing activities decreased for the six-month fiscal period ended June 30, 2017, versus the comparable period in 2016, primarily due to a lower earnout payment associated with a previous acquisition in the current period.

Net cash provided by financing activities was $2.5 million for the six-month fiscal period ended June 30, 2017, compared to net cash used in financing activities for the comparable period in 2016 of 0.1 million. This change is primarily attributable to $200.0 million in proceeds received from the issuance of our 2024 Notes and $58.6 million in proceeds received related to the unwind a portion of the convertible note hedge transactions related to the 2017 Notes. These proceeds were partially offset by the cost to repurchase a portion of the 2017 Notes, repayments under our revolving credit facility, the purchase of the capped call transactions related to our 2024 Notes and higher debt issuance costs associated with the issuance of our 2024 Notes.

Financing Arrangements

Convertible Notes

During the fiscal quarter ending June 30, 2017, we issued $200.0 million aggregate principal amount of convertible senior unsecured notes due May 2024 (the "2024 Notes") pursuant to an indenture (the "Indenture"), dated May 12, 2017, between the Company and U.S. Bank National Association, as trustee. In connection therewith, we entered into certain capped call transactions that cover, collectively, the number of shares of the Company's common stock underlying the 2024 Notes. In a separate transaction, we repurchased $103.5 million aggregate principal amount of its existing convertible senior unsecured notes due November 15, 2017 (the "2017 Notes"). In connection with the repurchase of the 2017 Notes, we settled a portion of the associated bond hedge transactions and warrant transactions we entered into in 2010 in connection with their issuance. See below for further discussion on the issuance of the 2024 Notes, the repurchase of the 2017 Notes and the related transactions.

2024 Notes

On May 12, 2017, we issued $175.0 million in principal amount of 2024 Notes, in a private placement offering. On May 24, 2017, we issued an additional $25.0 million in principal amount of 2024 Notes pursuant to the initial purchasers' exercise of their overallotment option, resulting in the issuance of an aggregate $200.0 million principal amount of 2024 Notes. The 2024 Notes bear 3.25% interest per annum on the principal amount, payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2017. The 2024 Notes will mature on May 1, 2024, unless earlier repurchased by the Company or converted. We will settle any conversions of the 2024 Notes in cash, shares of the Company's common stock or a combination of cash and shares of common stock, at our election.

Use of proceeds from the issuance of the 2024 Notes was as follows:

in thousands
Proceeds:
Gross proceeds	$200,000
Commission fees and other expenses(1)	(7,348)
Net proceeds	$192,652
Use of Proceeds:
Cost to repurchase $103.5 million aggregate principal amount of 2017 Notes(2)	$(165,308)
Cost for capped call transaction related to 2024 Notes	(20,500)
Payment made to reduce revolving credit facility(3)	(6,844)
Total use of proceeds	$(192,652)
(1)Debt issuance fees paid to the counterparties and other expenses (i.e. legal and accounting) related to the issuance of the 2024 Notes were capitalized.
(2)Included in this balance is $1.7 million of related accrued interest payments.
(3)Additional payments to the revolving credit facility were made from proceeds received as part of the bond hedge settlement related to the repurchase of the 2017 Notes. See the 2017 Notes section below for further discussion.

The following table illustrates the conversion rate at the date of transaction:

May 12, 2017
2024 Notes
Conversion Rate per $1,000 principal amount (1)	15.3227
Conversion Price (2)	$65.2626
Contingent Conversion Price (3)	$84.84
Aggregate shares to be issued upon conversion (4)	3,064,540
(1) Represents the number of shares of Common Stock hypothetically issuable per each $1,000 principal amount of 2024 Notes, subject to adjustments upon the occurrence of certain specified events in accordance with the terms of the Indenture.
(2) Represents $1,000 divided by the conversion rate as of such date. The conversion price reflects the strike price of the embedded option within the 2024 Notes. If the Company's share price exceeds the conversion price at conversion, the noteholders would be entitled to receive additional consideration either in cash, shares or a combination thereof, the form of which is at the sole discretion of the Company.
(3) Prior to November 1, 2023, the notes are convertible only in the following circumstances: (1) during any fiscal quarter commencing after July 1, 2017, and only during any such fiscal quarter, if the last reported sale price of the Company's common stock was greater than or equal to 130% of the applicable conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter, (2) during the five consecutive business day period following any ten consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day or (3) upon the occurrence of specified corporate events. On or after November 1, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. If the Company undergoes a fundamental change (as defined in the Indenture), holders of the notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount to be repurchased, plus any accrued and unpaid interest. As of June 30, 2017, none of the conditions permitting the holders of the 2024 Notes to convert had been met. Therefore, the 2024 Notes are classified as long-term debt.
(4) This represents the number of shares hypothetically issuable upon conversion of 100% of the outstanding aggregate principal amount of the 2024 Notes at each date; however, the terms of the 2024 Notes state that the Company may pay or deliver, as the case may be, cash, shares of the Company's common stock or a combination of cash and shares of common stock, at the Company's election. The Company currently intends to settle the aggregate principal amount in cash. Amounts due in excess of the principal, if any, also may be settled in cash, shares of the Company's common stock or a combination of cash and shares of common stock, at the Company's election.

In connection with the 2024 Notes offering, we entered into capped call transactions with certain of the initial purchasers or their respective affiliates. These transactions are intended to reduce the potential dilution to the Company's shareholders and/or offset the cash payments we are required to make in excess of the principal amount upon any future conversion of the notes in the event that the market price per share of the Company's common stock is greater than the strike price of the capped call transactions, with such reduction and/or offset subject to a cap based on the cap price of the capped call transactions. Under the terms of the capped call transactions, the strike price ($65.2626) and the cap price ($88.7570) are each subject to adjustment in certain circumstances. In connection with establishing their initial hedges of the capped call transactions, the option counterparties or their respective affiliates entered into various derivative transactions with respect to the Company’s common stock concurrently with or shortly after the pricing of the notes. The capped call transactions, which cost an aggregate $20.5 million, were recorded as a reduction of additional paid-in capital.

The note payable principal balance for the 2024 Notes at the date of issuance of $200.0 million was bifurcated into the debt component of $179.5 million and the equity component of $20.5 million. The difference between the note payable principal balance and the fair value of the debt component representing the debt discount is being accreted to interest expense over the term of the 2024 Notes. The fair value of the debt component was recognized using a 5.0% discount rate, representing the Company's borrowing rate at the date of issuance for a similar debt instrument without a conversion feature with an expected life of seven years.

We incurred $7.3 million of debt issuance costs in connection with the sale of the 2024 Notes, which was allocated between the debt and equity components of the instrument. Of the total amount, $0.7 million was recorded as an offset to additional paid-in capital. The balance, $6.6 million, was recorded as a contra-debt balance and is being amortized over the term of the 2024 Notes. Total amortization expense for the three-month fiscal period ended June 30, 2017 was $0.1 million.

2017 Notes

In November 2010, we issued convertible senior unsecured notes due on November 15, 2017, in the aggregate principal amount of $115.0 million in a private placement offering. These notes bear 3.25% interest per annum on the principal amount, payable semiannually in arrears on May 15 and November 15 of each year, beginning in 2011. In May 2017, we used a portion of the net proceeds from the issuance of the 2024 Notes, along with cash received from the counterparties in connection with the termination of the existing convertible note hedge transactions referred to below, to repurchase $103.5 million principal amount of the 2017 Notes from a limited number of holders in an arm's length transaction. This repurchase represented approximately 90% of the aggregate principal amount of 2017 Notes. The repurchases were accounted for as an extinguishment of the outstanding instrument. Of the total aggregate cost of $165.3 million, $60.0 million was allocated to the equity component of the 2017 notes and was recorded as a reduction to additional paid-in capital. The remainder of the cost was attributed to the outstanding principal repurchased and accrued interest. As of June 30, 2017, $11.5 million principal amount remains outstanding under the 2017 Notes.

The repayment of a portion of the 2017 Notes was not contingent upon the issuance of the 2024 Notes. As such, the repurchase of the 2017 Notes was accounted for as a debt extinguishment.

See below for further details on the loss on extinguishment:

in thousands
Carrying value of 2017 Notes	$113,943

Carrying value of Redeemed Debt	$102,548
Fair value of Consideration Transferred(1)	103,637
Loss on extinguishment of 2017 Notes(2)	$(1,089)
Acceleration of debt issuance cost @ 90%(3)	(297)
Total loss on extinguishment of 2017 Notes(4)	$(1,386)
(1)The fair value of consideration transferred was calculated using a discount rate of 3%, representing the Company's borrowing rate at the date of issuance for a similar debt instrument with a remaining expected life of six months (for the 2017 Notes).
(2)The majority of this balance relates to the write-off of approximately $1.0 million, 90% of the unamortized debt discount.

(3)The Company determined that in connection with the repurchase of the 2017 Notes, 90% of the unamortized debt issuance costs should be written off, representing the approximate outstanding portion of these costs related to the notes purchased.
(4)This loss is included in interest expense, net on the Company's Consolidated Statement of Operations.

In connection with the 2017 Notes, we had entered into convertible note hedge transactions and warrant transactions ("existing call spread transactions") with certain financial institutions. These transactions were accounted for as equity instruments at the time of issuance in 2010. With the intention of repurchasing the 2017 Notes, we entered into agreements with these financial institutions to terminate a portion of the existing call spread transactions concurrently with the offering. In connection with these transactions, we received $58.6 million in payments related to the unwind of 90% of the convertible note hedge transactions and made deliveries of 624,044 shares of the Company's common stock in connection with the partial unwind of the warrant transactions. We used a portion of the proceeds from the bond hedge settlement to repurchase the 2017 Notes as described above and to make a payment to the revolving credit facility. The cash proceeds received were recorded as an increase of additional paid-in-capital which was partially offset by the delivery of shares.

The remaining portion of the 2017 Notes are convertible at the option of the noteholders until the close of business on the second Scheduled Trading Day (as defined in the 2017 Notes indenture) immediately preceding the maturity date. Accordingly, the remaining carrying amount of the 2017 Notes was recorded in current liabilities and a portion of the equity component, representing the unamortized debt discount, was reclassified from additional paid-in capital to temporary equity on the Company's Condensed Consolidated Balance Sheet as of June 30, 2017.

Credit Agreement

On May 6, 2015, we closed on an amended and restated $700.0 million Credit Agreement. Capitalized terms used in this discussion of the Credit Agreement but not defined herein have the meanings ascribed thereto in the Credit Agreement, as amended. The Credit Agreement amends and restates our previously existing credit facility to, among other things: (i) extend the maturity date to May 6, 2020; (ii) increase the aggregate amount of revolving commitments from $400.0 million to $600.0 million; (iii) reinstate the aggregate amount of outstanding Term Loans to $100.0 million; (iv) modify the affirmative and negative covenants set forth in the facility; and (v) effectuate a number of additional modifications to the terms and provisions of the facility, including its pricing. On May 8, 2017, we entered into Amendment No. 1 to the Credit Agreement to permit the offering of the 2024 Notes and the entering into of the related capped call transactions.

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

Interest rates on amounts outstanding under the Credit Agreement are variable, and are determined based on the Consolidated Senior Secured Leverage Ratio. At June 30, 2017, the interest rate for the outstanding amounts on both the revolving credit facility and term loan commitment was 2.69%. In addition, we are required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.175% to 0.300% per annum, based on the Consolidated Senior Secured Leverage Ratio. Fees for outstanding letters of credit range from 1.25% to 2.00%, based on the Consolidated Senior Secured Leverage Ratio.

The financial covenants associated with the Credit Agreement include a requirement that (i) the Consolidated Senior Secured Leverage Ratio cannot be greater than 3.50 to 1.00, with an available election to increase the maximum to 3.75 to 1.00 for four consecutive quarters in connection with a Permitted Acquisition with consideration in excess of $125.0 million; (ii) the Consolidated Total Leverage Ratio cannot be greater than 4.00 to 1.00, with an available election to increase the maximum to 4.25 to 1.00 for four consecutive quarters in connection with a Permitted Acquisition with consideration in excess of $125.0 million; (iii) the Consolidated Interest Coverage Ratio cannot be less than 4.00 to 1.00; and (iv) Liquidity: (a) as of the last day of the fiscal quarter of the Company ending two full fiscal quarters prior to the stated maturity of the 2017 Notes, cannot be less than an amount equal to 50% of the outstanding principal amount of the 2017 Notes, and (b) as of the last day of each fiscal quarter of the Company ending thereafter, cannot be less than an amount equal to the outstanding principal amount of the Specified Convertible Notes as of such day. We were in compliance with the financial covenants as of and for the quarter ended June 30, 2017, and do not anticipate noncompliance in the foreseeable future.

Total average bank borrowings during the quarter ended June 30, 2017, were $289.3 million compared to $315.6 million for the year ended December 31, 2016. As of June 30, 2017 and December 31, 2016, there was $134.6 million and $209.5 million available for borrowing, respectively, under the Revolving Credit Facility, net of letters of credit. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Facility. A total of $6.7 million and $5.9 million in letters of credit was outstanding under the Revolving Credit Facility as of June 30, 2017 and December 31, 2016, respectively.

Other Sources/Uses of Capital

We contributed $10.0 million to the qualified pension plan and $1.1 million to the SERP through the end of the second quarter. We do not expect to make any further contributions to the qualified pension plan during 2017. We plan to contribute an additional $2.0 million to the SERP in 2017. For the 2016 plan year, we contributed $10.0 million to the qualified pension plan and $0.5 million to the SERP.

On April 29, 2015, we announced that our Board of Directors approved a share repurchase program ("2015 Share Repurchase Program") authorizing the repurchase of up to $100.0 million of the common stock, par value $1.00 per share, of the Company. This new program replaced our 2000 Stock Repurchase Program. We currently intend to repurchase shares to offset the annual issuance of shares under our employee stock plans, but the timing and actual number of shares repurchased will depend on a variety of factors including stock price, market conditions, corporate and regulatory requirements, capital availability and other factors, including acquisition opportunities. As of June 30, 2017, we had repurchased 635,000 shares under the 2015 Share Repurchase Program and approximately $73.1 million remained available for repurchases under this authorization.

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

Organic Sales (in thousands)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	July 1 2016	June 30, 2017	July 1 2016
Distribution
Net sales	$278,706	$286,052	$550,324	$574,716
Acquisition Sales	—	894	—	3,553
Organic Sales	$278,706	$285,158	$550,324	$571,163
Aerospace
Net sales	$170,300	$184,590	$334,623	$347,124
Acquisition Sales	—	18,089	—	35,381
Organic Sales	$170,300	$166,501	$334,623	$311,743
Consolidated
Net sales	$449,006	$470,642	$884,947	$921,840
Acquisition Sales	—	18,983	—	38,934
Organic Sales	$449,006	$451,659	$884,947	$882,906

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes outside the ordinary course of business in our contractual obligations or off-balance sheet arrangements during the first six months of 2017. See our 2016 Form 10-K for a discussion of our contractual obligations and off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the Company’s exposure to market risk during the first six months of 2017. See the Company’s 2016 Form 10-K for a discussion of the Company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.

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

While it is not possible to predict the outcome of these matters with certainty, based upon available information, management believes that all settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in legal proceedings and that can be reasonably estimated are accrued for at June 30, 2017. Despite this analysis, there can be no assurance that the final outcome of these matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

As of June 30, 2017, neither the Company nor any of its subsidiaries is a party, nor is any of its or their property subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company and its subsidiaries. Additional information relating to certain of these matters is set forth in Note 10, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

Environmental Matters

The Company and its subsidiaries are subject to numerous U.S. Federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which may include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. While it is not possible to predict the outcome of these proceedings, in the opinion of management, any payments we may be required to make as a result of all such claims in existence at June 30, 2017, will not have a material adverse effect on our business, financial condition and results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of Common Stock by the Company during the three-month fiscal period ended June 30, 2017:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (in thousands)
April 1, 2017 – April 28, 2017	534	$46.80	—	$73,113
April 29, 2017 – May 26, 2017	—	$—	—	$73,113
May 27, 2017 – June 30, 2017	86	$50.61	—	$73,113
Total	620		—

(a) During the quarter the Company purchased 620 shares in connection with employee tax withholding obligations as permitted by our equity compensation plans, which are SEC Rule 16b-3 qualified compensation plans. These were not purchases under our publicly announced program.

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

Item 6.     Index To Exhibits

3.1	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated June 9, 2017, File No. 001-35419)	Previously Filed
4.1
Indenture, dated as of May 12, 2017, by and between Kaman Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 12, 2017, File No. 001-35419)
Previously Filed
10.1
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of May 6, 2015, by and among Kaman Corporation, RWG Germany GmbH, Kaman Composites – UK Holdings Limited and the other subsidiary borrowers from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citizens Bank, N.A., as Co-Syndication Agents, and SunTrust Bank, KeyBank National Association, TD Bank, N.A., Branch Banking and Trust Company and Fifth Third Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 12, 2017, File No. 001-35419)
Previously Filed
10.2
Purchase Agreement, dated May 8, 2017, among Kaman Corporation and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several Initial Purchasers (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated May 12, 2017, File No. 001-35419)
Previously Filed
10.3
Letter Agreement, dated May 8, 2017, between Bank of America, N.A. and Kaman Corporation, regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated May 12, 2017, File No. 001-35419)
Previously Filed
10.4
Letter Agreement, dated May 8, 2017, between JPMorgan Chase Bank, National Association, London Branch and Kaman Corporation, regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated May 12, 2017, File No. 001-35419)
Previously Filed
10.5
Letter Agreement, dated May 8, 2017, between UBS AG, London Branch and Kaman Corporation, regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated May 12, 2017, File No. 001-35419)
Previously Filed
10.6
Call Option Termination Agreement, dated May 8, 2017, between Goldman Sachs & Co. LLC and Kaman Corporation (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated May 12, 2017, File No. 001-35419)
Previously Filed
10.7
Call Option Termination Agreement, dated May 8, 2017, between Bank of America, N.A. and Kaman Corporation (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K dated May 12, 2017, File No. 001-35419)
Previously Filed
10.8
Call Option Termination Agreement, dated May 8, 2017, between The Royal Bank of Scotland plc and Kaman Corporation (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K dated May 12, 2017, File No. 001-35419)
Previously Filed
10.9
Warrant Termination Agreement, dated May 8, 2017, between Goldman Sachs & Co. LLC and Kaman Corporation (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K dated May 12, 2017, File No. 001-35419)
Previously Filed
10.10
Warrant Termination Agreement, dated May 8, 2017, between Bank of America, N.A. and Kaman Corporation (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K dated May 12, 2017, File No. 001-35419)
Previously Filed
10.11
Warrant Termination Agreement, dated May 8, 2017, between The Royal Bank of Scotland plc and Kaman Corporation (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K dated May 12, 2017, File No. 001-35419)
Previously Filed
10.12
Letter Agreement, dated May 22, 2017, between Bank of America, N.A. and Kaman Corporation, regarding the Additional Capped Call Transaction (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 25, 2017, File No. 001-35419)

Previously Filed
10.13
Letter Agreement, dated May 22, 2017, between JPMorgan Chase Bank, National Association, London Branch and Kaman Corporation, regarding the Additional Capped Call Transaction (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated May 25, 2017, File No. 001-35419)
Previously Filed

10.14
Letter Agreement, dated May 22, 2017, between UBS AG, London Branch and Kaman Corporation, regarding the Additional Capped Call Transaction (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated May 25, 2017, File No. 001-35419)
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

KAMAN CORPORATION
Registrant
Date:	July 31, 2017		/s/ Neal J. Keating
		By:	Neal J. Keating
Chairman, President and
Chief Executive Officer

Date:	July 31, 2017		/s/ Robert D. Starr
		By:	Robert D. Starr
Executive Vice President and
Chief Financial Officer

KAMAN CORPORATION
INDEX TO EXHIBITS

3.1	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated June 9, 2017, File No. 001-35419)	Previously Filed
4.1
Indenture, dated as of May 12, 2017, by and between Kaman Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 12, 2017, File No. 001-35419)
Previously Filed
10.1
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of May 6, 2015, by and among Kaman Corporation, RWG Germany GmbH, Kaman Composites – UK Holdings Limited and the other subsidiary borrowers from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citizens Bank, N.A., as Co-Syndication Agents, and SunTrust Bank, KeyBank National Association, TD Bank, N.A., Branch Banking and Trust Company and Fifth Third Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 12, 2017, File No. 001-35419)
Previously Filed
10.2
Purchase Agreement, dated May 8, 2017, among Kaman Corporation and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several Initial Purchasers (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated May 12, 2017, File No. 001-35419)
Previously Filed
10.3
Letter Agreement, dated May 8, 2017, between Bank of America, N.A. and Kaman Corporation, regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated May 12, 2017, File No. 001-35419)
Previously Filed
10.4
Letter Agreement, dated May 8, 2017, between JPMorgan Chase Bank, National Association, London Branch and Kaman Corporation, regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated May 12, 2017, File No. 001-35419)
Previously Filed
10.5
Letter Agreement, dated May 8, 2017, between UBS AG, London Branch and Kaman Corporation, regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated May 12, 2017, File No. 001-35419)
Previously Filed
10.6
Call Option Termination Agreement, dated May 8, 2017, between Goldman Sachs & Co. LLC and Kaman Corporation (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated May 12, 2017, File No. 001-35419)
Previously Filed
10.7
Call Option Termination Agreement, dated May 8, 2017, between Bank of America, N.A. and Kaman Corporation (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K dated May 12, 2017, File No. 001-35419)
Previously Filed
10.8
Call Option Termination Agreement, dated May 8, 2017, between The Royal Bank of Scotland plc and Kaman Corporation (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K dated May 12, 2017, File No. 001-35419)
Previously Filed
10.9
Warrant Termination Agreement, dated May 8, 2017, between Goldman Sachs & Co. LLC and Kaman Corporation (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K dated May 12, 2017, File No. 001-35419)
Previously Filed
10.10
Warrant Termination Agreement, dated May 8, 2017, between Bank of America, N.A. and Kaman Corporation (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K dated May 12, 2017, File No. 001-35419)
Previously Filed
10.11
Warrant Termination Agreement, dated May 8, 2017, between The Royal Bank of Scotland plc and Kaman Corporation (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K dated May 12, 2017, File No. 001-35419)
Previously Filed
10.12
Letter Agreement, dated May 22, 2017, between Bank of America, N.A. and Kaman Corporation, regarding the Additional Capped Call Transaction (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 25, 2017, File No. 001-35419)

Previously Filed
10.13
Letter Agreement, dated May 22, 2017, between JPMorgan Chase Bank, National Association, London Branch and Kaman Corporation, regarding the Additional Capped Call Transaction (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated May 25, 2017, File No. 001-35419)
Previously Filed

10.14
Letter Agreement, dated May 22, 2017, between UBS AG, London Branch and Kaman Corporation, regarding the Additional Capped Call Transaction (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated May 25, 2017, File No. 001-35419)
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