Form 10-Q
period 2017-09-29
KAMAN Corp
filed 2017-10-26
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2017

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
Yes         ☐            No          ☒

At October 20, 2017, there were 27,815,173 shares of Common Stock outstanding.

PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts) (Unaudited)

	September 29, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$35,429	$41,205
Accounts receivable, net	280,440	230,864
Inventories	385,654	393,814
Income tax refunds receivable	638	6,065
Other current assets	30,737	26,605
Total current assets	732,898	698,553
Property, plant and equipment, net of accumulated depreciation of $245,292 and $226,366, respectively	183,106	176,521
Goodwill	349,893	337,894
Other intangible assets, net	120,034	126,444
Deferred income taxes	48,658	59,373
Other assets	24,852	27,501
Total assets	$1,459,441	$1,426,286
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt, net of debt issuance costs	$18,984	$119,548
Accounts payable – trade	111,958	116,663
Accrued salaries and wages	47,990	43,165
Advances on contracts	14,814	13,356
Income taxes payable	5,058	1,165
Other current liabilities	58,503	59,989
Total current liabilities	257,307	353,886
Long-term debt, excluding current portion, net of debt issuance costs	394,459	296,598
Deferred income taxes	7,766	6,875
Underfunded pension	136,755	156,427
Other long-term liabilities	44,418	44,916
Commitments and contingencies (Note 11)
Temporary equity, convertible notes	11	1,797
Shareholders' equity:
Preferred stock, $1 par value, 200,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; voting; 29,071,569 and 28,162,497 shares issued, respectively	29,072	28,162
Additional paid-in capital	181,528	171,162
Retained earnings	579,648	560,200
Accumulated other comprehensive income (loss)	(125,579)	(156,393)
Less 1,238,311 and 1,054,364 shares of common stock, respectively, held in treasury, at cost	(45,944)	(37,344)
Total shareholders’ equity	618,725	565,787
Total liabilities and shareholders’ equity	$1,459,441	$1,426,286
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Net sales	$447,046	$453,474	$1,331,993	$1,375,314
Cost of sales	308,111	317,984	933,279	961,628
Gross profit	138,935	135,490	398,714	413,686
Selling, general and administrative expenses	106,349	104,060	324,533	333,726
Restructuring costs	2,500	344	2,500	691
Net (gain) loss on sale of assets	(212)	24	(217)	10
Operating income	30,298	31,062	71,898	79,259
Interest expense, net	5,264	4,165	15,546	11,960
Other expense (income), net	(483)	(332)	(711)	243
Earnings before income taxes	25,517	27,229	57,063	67,056
Income tax expense	9,237	9,774	21,034	23,329
Net earnings	$16,280	$17,455	$36,029	$43,727

Earnings per share:
Basic earnings per share	$0.58	$0.64	$1.31	$1.61
Diluted earnings per share	$0.58	$0.62	$1.27	$1.56
Average shares outstanding:
Basic	27,907	27,128	27,536	27,096
Diluted	28,219	28,080	28,319	27,943
Dividends declared per share	$0.20	$0.18	$0.60	$0.54

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Net earnings	$16,280	$17,455	$36,029	$43,727
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7,731	1,050	24,105	1,085
Unrealized gain (loss) on derivative instruments, net of tax expense (benefit) of ($43) and $205 and $72 and ($227), respectively	(70)	338	121	(374)
Change in pension and post-retirement benefit plan liabilities, net of tax expense of $1,309 and $1,213 and $3,979 and $3,641, respectively	2,220	2,005	6,588	6,015
Other comprehensive income	9,881	3,393	30,814	6,726
Comprehensive income	$26,161	$20,848	$66,843	$50,453

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Nine Months Ended
	September 29, 2017	September 30, 2016
Cash flows from operating activities:
Net earnings	$36,029	$43,727
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	31,919	32,583
Amortization of debt issuance costs	1,564	1,149
Accretion of convertible notes discount	2,769	1,598
Provision for doubtful accounts	743	1,021
Net (gain) loss on sale of assets	(217)	10
Loss on debt extinguishment	137	—
Net (gain) loss on derivative instruments	(789)	783
Stock compensation expense	4,917	4,711
Excess tax benefit from share-based compensation arrangements	—	(302)
Deferred income taxes	6,450	3,993
Changes in assets and liabilities, excluding effects of acquisitions/divestitures:
Accounts receivable	(44,537)	(12,011)
Inventories	12,317	(10,050)
Income tax refunds receivable	5,430	883
Other current assets	(2,084)	1,271
Accounts payable - trade	(5,373)	967
Accrued contract losses	231	468
Accrued restructuring costs	1,467	(673)
Advances on contracts	1,458	3,573
Other accruals and payables	1,850	7,229
Income taxes payable	3,830	28
Pension liabilities	(11,531)	(9,318)
Other long-term liabilities	(2,746)	(1,624)
Net cash provided by operating activities	43,834	70,016
Cash flows from investing activities:
Proceeds from sale of assets	513	190
Expenditures for property, plant & equipment	(19,874)	(23,926)
Acquisition of businesses (net of cash acquired)	(1,365)	(6,631)
Other, net	(2,375)	(442)
Net cash used in investing activities	(23,101)	(30,809)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit agreements	(73,779)	(12,959)
Debt repayment	(5,000)	(3,750)
Proceeds from the issuance of 2024 convertible notes	200,000	—
Repayment of 2017 convertible notes	(163,654)	—
Purchase of capped call - 2024 convertible notes	(20,500)	—
Proceeds from bond hedge settlement - 2017 convertible notes	58,564	—
Bank overdraft	1,115	3,427
Proceeds from exercise of employee stock awards	5,426	7,094
Purchase of treasury shares	(6,931)	(8,989)
Dividends paid	(15,892)	(14,625)
Debt and equity issuance costs	(7,469)	—
Other	(379)	(246)
Windfall tax benefit	—	302
Net cash used in financing activities	(28,499)	(29,746)
Net (decrease) increase in cash and cash equivalents	(7,766)	9,461
Effect of exchange rate changes on cash and cash equivalents	1,990	(372)
Cash and cash equivalents at beginning of period	41,205	16,462
Cash and cash equivalents at end of period	$35,429	$25,551

Supplemental disclosure of noncash activities:
Common shares issued for partial unwind of warrant transactions	$30,279	$—
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three-month and nine-month fiscal periods ended September 29, 2017 and September 30, 2016
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

The Company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The third quarters for 2017 and 2016 ended on September 29, 2017, and September 30, 2016, respectively.

2. RECENT ACCOUNTING STANDARDS

In August 2017, the FASB issued Accounting Standards Update ("ASU") 2017-12, "Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities". The objective of this standard update is to improve the financial reporting of hedging relationships to better reflect the economic results of an entity's risk management activities in its financial statements. This ASU expands hedge accounting for both nonfinancial and financial risk components and refines the measurement of hedge results to better reflect an entity's hedging strategies. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The adoption of this standard update is not expected to have a material impact on the Company's consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting". The objective of this standard update is to address the diversity in practice and reduce the cost and complexity of applying guidance for a change to the terms or conditions of a share-based payment award. This ASU provides guidance on when an entity should apply modification accounting for stock compensation. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The adoption of this standard update is not expected to have a material impact on the Company's consolidated financial statements.
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
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715) - Improving the Net Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. The objective of this standard update is to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. This standard update requires employers to disaggregate the service cost component from the other components of net benefit cost. This ASU also provides guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. The other components of net benefit cost, which are expected to more than offset the service cost component, are required to be presented in the income statement separately from the service cost component and outside of operating profit. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company currently estimates that the service cost component to be included in operating profit will be approximately $4.9 million in 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 29, 2017 and September 30, 2016
(Unaudited)

2. RECENT ACCOUNTING STANDARDS (CONTINUED)
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
For the three-month and nine-month fiscal periods ended September 29, 2017 and September 30, 2016
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 29, 2017 and September 30, 2016
(Unaudited)

2. RECENT ACCOUNTING STANDARDS (CONTINUED)

Revenue Recognition - continued

The Company intends to transition using the modified retrospective method upon adoption of this standard update. The Distribution segment currently recognizes the majority of its revenue at a point in time, whereas the new standard will result in certain revenue streams moving to an over time revenue recognition model. The majority of our long-term contracts in the Aerospace segment are currently accounted for under the percentage-of-completion method using units-of-delivery as a measurement basis. For these programs, early-contract unit costs in excess of the average expected cost over the life of the contract are capitalized and amortized over the number of units in the contract. With the adoption of this standard update, some deferred unit costs in excess of the contract average will be eliminated through retained earnings and will not be amortized into future earnings. The Company anticipates that many of these contracts will move to an over time revenue model under the percentage-of-completion method. For example, revenue for the Company's Joint Programmable Fuze ("JPF") program with the U.S. Government ("USG") will move from percentage-of-completion using units-of-delivery as the measurement basis to the over time revenue recognition model using input costs as the basis for recognizing progress to completion. Conversely, revenue for the K-MAX® program will move from cost-to-cost revenue recognition to point in time, with revenue on these aircraft being recognized upon delivery to the end customer. The Company is currently working to quantify the impact these changes will have on the financial statements; however, the ultimate impact cannot currently be determined as it will be dependent upon the terms of contracts with customers at such time and the Company's progress to completion as of December 31, 2017.

Subsequent to the issuance of ASU 2014-09, the FASB has issued the following updates: ASU 2015-14, "Revenue from Contracts with Customers (Topic 606) - "Deferral of the Effective Date"; ASU 2016-08, “Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”; ASU 2016-10, "Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing"; ASU 2016-12, "Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients"; and ASU 2016-20, "Technical Corrections and Improvements to Topic 606". The amendments in these updates affect the guidance contained within ASU 2014-09 and are being assessed as part of the Company's revenue recognition project plan.

3. RESTRUCTURING COSTS

During the third quarter of 2017, the Company initiated restructuring activities at its Aerospace segment to support the ongoing effort of improving capacity utilization and operating efficiency to better position the Company for increased profitability and growth. Such actions include workforce reductions and the consolidation of operations, beginning in the third quarter of 2017 through the planned completion of restructuring activities in the fourth quarter of 2018. The Company currently expects these actions to result in approximately $8.0 million to $10.0 million in pre-tax restructuring charges, with approximately $4.0 million expected to be recorded in 2017. Of these charges, $5.5 million to $6.5 million are expected to result from cash outlays for employee separation and other closure-related expenses. The Company anticipates these actions will result in total cost savings of approximately $4.0 million annually beginning in 2019.

The following table summarizes the accrual balances by cost type for the restructuring actions:

	Severance	Other (1)	Total
In thousands
Restructuring accrual balance at December 31, 2016	$—	$—	$—
Provision	1,292	178	1,470
Cash payments	—	—	—
Restructuring accrual balance at September 29, 2017	$1,292	$178	$1,470
(1) Includes costs associated with consolidation of facilities.

The above accrual balance was included in other current liabilities on the Company's Consolidated Balance Sheets. For the three-month fiscal period ended September 29, 2017, restructuring expense, totaling $2.5 million, was included in restructuring costs on the Company's Consolidated Statements of Operations. Included in this expense is approximately $1.0 million of cost that primarily relates to the write-off of inventory for various small order programs that the Company will no longer continue to manufacture as a result of the consolidation of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 29, 2017 and September 30, 2016
(Unaudited)

4. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	September 29, 2017	December 31, 2016
In thousands
Trade receivables	$151,946	$143,471
U.S. Government contracts:
Billed	13,762	17,244
Costs and accrued profit – not billed	1,381	1,478
Commercial and other government contracts:
Billed	84,519	50,560
Costs and accrued profit – not billed	32,992	22,234
Less allowance for doubtful accounts	(4,160)	(4,123)
Accounts receivable, net	$280,440	$230,864

The increase in commercial and other governments contracts billed was primarily related to receivables under the JPF program.

At December 31, 2016, $3.7 million of unbilled receivables and accrued profit for the K-MAX® program were included in other assets on the Company's Condensed Consolidated Balance Sheet, as the amounts due were expected to be collected more than one year after the balance sheet date. At September 29, 2017, all receivables for the K-MAX® program were included in accounts receivable, net, as the amounts due are expected to be collected within one year of the balance sheet date.

Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	September 29, 2017	December 31, 2016
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$900	$900

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 29, 2017 and September 30, 2016
(Unaudited)

5. FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value:

	September 29, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
In thousands
Debt:
Level 1	$—	$—	$113,203	$170,935
Level 2	420,127	446,490	303,855	279,582
Total	$420,127	$446,490	$417,058	$450,517

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

Recurring Fair Value Measurements

The Company holds derivative instruments for foreign exchange contracts and interest rate swaps that are measured at fair value using observable market inputs such as forward rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At September 29, 2017, the derivative instruments have been included in other current assets on the Condensed Consolidated Balance Sheets. At December 31, 2016, the derivative instruments were included in other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. Based on the Company's continued ability to trade and enter into forward contracts and interest rate swaps, we consider the markets for our fair value instruments to be active.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of September 29, 2017, such credit risks have not had an adverse impact on the fair value of these instruments.

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

Forward Exchange Contracts

The Company holds forward exchange contracts designed to hedge forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on the Company’s earnings and cash flows. Some of these contracts are designated as cash flow hedges. The Company will include in earnings amounts currently included in accumulated other comprehensive income upon recognition of cost of sales related to the underlying transaction. These contracts were not material to the Company's Condensed Consolidated Balance Sheets as of September 29, 2017 and December 31, 2016. The activity related to these contracts was not material to the Company's Condensed Consolidated Financial Statements for the three-month and nine-month fiscal periods ended September 29, 2017 and September 30, 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 29, 2017 and September 30, 2016
(Unaudited)

6. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Interest Rate Swaps

The Term Loan Facility of the Company's Credit Agreement (“Term Loan”) contains floating rate obligations and is subject to interest rate fluctuations. During 2015, the Company entered into interest rate swap agreements for the purposes of hedging the eight quarterly variable-rate Term Loan interest payments due in 2016 and 2017. Additionally, the Company entered into interest rate swap agreements to effectively convert $83.8 million of its variable rate revolving credit facility debt to a fixed interest rate. These interest rate swap agreements were designated as cash flow hedges and intended to manage interest rate risk associated with the Company's variable-rate borrowings and minimize the impact on its earnings and cash flows of interest rate fluctuations attributable to changes in LIBOR rates. These agreements were not material to the Company's Condensed Consolidated Balance Sheets for the three-month and nine-month fiscal periods ended September 29, 2017 and December 31, 2016.

The activity related to these contracts was not material to the Company's Condensed Consolidated Financial Statements for the three-month and nine-month fiscal periods ended September 29, 2017 and September 30, 2016. Over the next twelve months, the income related to cash flow hedges expected to be reclassified from other comprehensive income is $0.1 million.

7. INVENTORIES

Inventories consist of the following:

	September 29, 2017	December 31, 2016
In thousands
Merchandise for resale	$149,529	$158,618
Raw materials	18,335	20,592
Contracts and other work in process (including certain general stock materials)	191,142	189,295
Finished goods	26,648	25,309
Total	$385,654	$393,814

Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	September 29, 2017	December 31, 2016
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$3,029	$3,629

At September 29, 2017, and December 31, 2016, $22.8 million and $32.0 million, respectively, of K-MAX® inventory, including inventory associated with the new build aircraft, was included in contracts and other work in process inventory and finished goods on the Company's Condensed Consolidated Balance Sheets. Management believes that approximately $14.9 million of the K-MAX® inventory will be sold after September 29, 2018, based upon the anticipation of additional aircraft manufacturing and supporting the fleet for the foreseeable future.

At September 29, 2017, and December 31, 2016, $6.5 million and $7.2 million, respectively, of SH-2G(I) inventory was included in contracts and other work in process inventory on the Company's Condensed Consolidated Balance Sheets. Management believes that approximately $3.4 million of the SH-2G(I) inventory will be sold after September 29, 2018. This balance represents spares requirements and inventory to be used on SH-2G programs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 29, 2017 and September 30, 2016
(Unaudited)

7. INVENTORIES (CONTINUED)

At September 29, 2017, backlog for the A-10 program with Boeing was $1.4 million, representing 3 shipsets, and total program inventory was $9.4 million, of which $8.0 million is associated with nonrecurring costs. Through September 29, 2017, the Company has delivered 170 shipsets over the life of the program. During 2016, the U.S. Air Force ("USAF") indicated that they would delay the retirement of the A-10 fleet due to its vital close air support, search and rescue capabilities and the lack of a suitable replacement. The Company continues to monitor the defense budget and understands that despite this positive indication, the future of this program could be at risk without the continued support of Congress. The Company has not received any orders for additional shipsets in 2017, and as such, expects a break in production as it completes the units currently on order and waits for follow-on orders from the customer. The customer has not given any indication that this program will be terminated. Final production and deliveries of existing orders under this contract are anticipated to be completed during the fourth quarter of 2017. Tooling and nonrecurring costs on this program are being amortized over 242 shipsets, the number of shipsets under the program of record. These nonrecurring costs may not be recoverable in the event of an extended break in production or program termination.

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

Revenue and cost estimates for all significant long-term contracts for which revenue is recognized using the percentage-of-completion method of accounting are reviewed and reassessed quarterly. Based upon these reviews, the Company records the effects of adjustments in profit estimates each period. If at any time the Company determines that in the case of a particular contract total costs will exceed total contract revenue, the Company will record a provision for the entire anticipated contract loss at that time. For the three-month and nine-month fiscal periods ended September 29, 2017, there were net increases in the Company's operating income attributable to changes in contract estimates of $1.1 million and $3.2 million, respectively. These increases were primarily a result of improved performance on the AH-1Z program, JPF program and the SH-2G program with Peru. These improvements were partially offset by cost growth on the K-MAX® and A-10 programs. There were net decreases in the Company's operating income from changes in contract estimates of $1.3 million and $3.9 million, respectively, for the three-month and nine-month fiscal periods ended September 30, 2016. These decreases were primarily a result of cost growth on various programs, including the Boeing 767/777 program, the A-10 program and a composites assembly program. For the nine-month fiscal period, these decreases were partially offset by improved performance on the JPF program.

8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company:

	Distribution	Aerospace	Total
In thousands
Gross balance at December 31, 2016	$149,204	$204,942	$354,146
Accumulated impairment	—	(16,252)	(16,252)
Net balance at December 31, 2016	149,204	188,690	337,894
Additions	—	—	—
Impairments	—	—	—
Foreign currency translation	—	11,999	11,999
Ending balance at September 29, 2017	$149,204	$200,689	$349,893

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 29, 2017 and September 30, 2016
(Unaudited)

8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)

In accordance with ASC 350, Intangibles - Goodwill and Other ("ASC 350"), the Company evaluates goodwill for possible impairment on at least an annual basis. The Company is currently in the process of preparing its forecast, which it will use to complete its annual evaluation during the fourth quarter. Based upon information obtained at this point in the forecast process, management has determined that the Company will perform a quantitative assessment, rather than a qualitative assessment, for the Aerosystems reporting unit. The quantitative assessment could result in the determination that there has been an impairment of some or all of the goodwill associated with this reporting unit. The goodwill associated with the Aerosystems reporting unit is $51.7 million.

Other intangible assets consisted of:

		At September 29,		At December 31,
		2017		2016
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Customer lists / relationships	6-26 years	$158,986	$(61,842)	$154,745	$(51,800)
Developed technologies	10-20 years	19,998	(2,443)	19,049	(1,394)
Trademarks / trade names	3-15 years	8,906	(3,770)	8,344	(3,250)
Non-compete agreements and other	1-9 years	8,312	(8,203)	8,096	(7,444)
Patents	17 years	523	(433)	523	(425)
Total		$196,725	$(76,691)	$190,757	$(64,313)

The changes in other intangible assets are due to changes in foreign currency exchange rates.

In accordance with ASC 360 - Property, Plant, and Equipment ("ASC 360"), the Company is required to evaluate long-lived intangible assets for possible impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We are continuing to monitor the ongoing operating performance of our U.K. and Engineering Services facilities, including an ongoing assessment for potential triggering events that would require further evaluation. The total amount of intangible assets at our U.K. and Engineering Services businesses at September 29, 2017 was $11.4 million and $1.3 million, respectively.

9. DEBT

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 29, 2017 and September 30, 2016
(Unaudited)

9. DEBT (CONTINUED)

Convertible Notes - continued

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
(1) Debt issuance fees paid to the counterparties and other expenses (i.e. legal and accounting fees) related to the issuance of the 2024 Notes were capitalized.
(2) Included in this balance is $1.7 million of related accrued interest payments.
(3) Additional payments to the revolving credit facility were made from proceeds received as part of the bond hedge settlement related to the repurchase of the 2017 Notes. See the 2017 Notes section below for further discussion.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 29, 2017 and September 30, 2016
(Unaudited)

9. DEBT (CONTINUED)

Convertible Notes - continued

2024 Notes - continued

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
(3) Prior to November 1, 2023, the notes are convertible only in the following circumstances: (1) during any fiscal quarter commencing after July 1, 2017, and only during any such fiscal quarter, if the last reported sale price of the Company's common stock was greater than or equal to 130% of the applicable conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter, (2) during the five consecutive business day period following any ten consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day or (3) upon the occurrence of specified corporate events. On or after November 1, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. If the Company undergoes a fundamental change (as defined in the Indenture), holders of the notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount to be repurchased, plus any accrued and unpaid interest. As of September 29, 2017, none of the conditions permitting the holders of the 2024 Notes to convert had been met. Therefore, the 2024 Notes are classified as long-term debt.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 29, 2017 and September 30, 2016
(Unaudited)

9. DEBT (CONTINUED)

Convertible Notes - continued

2024 Notes - continued

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

The Company incurred $7.4 million of debt issuance costs in connection with the sale of the 2024 Notes, which was allocated between the debt and equity components of the instrument. Of the total amount, $0.7 million was recorded as an offset to additional paid-in capital. The balance, $6.7 million, was recorded as a contra-debt balance and is being amortized over the term of the 2024 Notes. Total amortization expense for the three-month and nine-month fiscal periods ended September 29, 2017 was $0.2 million and $0.3 million.

The carrying amount of the equity component and the principal amount of the liability component, the unamortized discount and the net carrying value of the liability are as follows:

	2024 Notes
	September 29, 2017	December 31, 2016
In thousands
Principal amount of liability	$200,000	$—
Unamortized discount	19,476	—
Carrying value of liability	$180,524	$—

Equity component	$20,459	$—

Because the embedded conversion option is indexed to the Company’s own stock and would be classified in shareholders’ equity, it does not meet the criterion under ASC 815 that would require separate accounting as a derivative instrument.

As of September 29, 2017, the "if converted value" did not exceed the principal amount of the 2024 Notes since the closing sales price of the Company's common stock was less than the conversion price of the 2024 Notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 29, 2017 and September 30, 2016
(Unaudited)

9. DEBT (CONTINUED)

Convertible Notes - continued

2017 Notes

	2017 Notes
	September 29, 2017	December 31, 2016
In thousands
Principal amount of liability	$11,500	$115,000
Unamortized discount	11	1,797
Carrying value of liability	$11,489	$113,203

In November 2010, the Company issued convertible senior unsecured notes due on November 15, 2017, in the aggregate principal amount of $115.0 million in a private placement offering. These notes bear 3.25% interest per annum on the principal amount, payable semiannually in arrears on May 15 and November 15 of each year, beginning in 2011. In May 2017, the Company used a portion of the net proceeds from the issuance of the 2024 Notes, along with cash received from the counterparties in connection with the termination of the existing convertible note hedge transactions referred to below, to repurchase $103.5 million principal amount of the 2017 Notes from a limited number of holders in an arm's length transaction. This repurchase represented approximately 90% of the aggregate principal amount of 2017 Notes. The repurchases were accounted for as an extinguishment of the outstanding instrument. Of the total aggregate cost of $165.3 million, $60.0 million was allocated to the equity component of the 2017 Notes and was recorded as a reduction to additional paid-in capital. The remainder of the cost was attributed to the outstanding principal repurchased and accrued interest. As of September 29, 2017, $11.5 million principal amount remains outstanding under the 2017 Notes.

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
(1) The fair value of consideration transferred was calculated using a discount rate of 3%, representing the Company's borrowing rate at the date of issuance for a similar debt instrument with a remaining expected life of six months (for the 2017 Notes).
(2) The majority of this balance relates to the write-off of approximately $1.0 million, 90% of the unamortized debt discount.
(3) The Company determined that in connection with the repurchase of the 2017 Notes, 90% of the unamortized debt issuance costs should be written off, representing the approximate outstanding portion of these costs related to the notes repurchased.
(4) This loss is included in interest expense, net on the Company's Consolidated Statement of Operations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 29, 2017 and September 30, 2016
(Unaudited)

9. DEBT (CONTINUED)

Convertible Notes - continued

2017 Notes - continued

The remaining portion of the 2017 Notes are convertible at the option of the noteholders until the close of business on the second Scheduled Trading Day (as defined in the 2017 Notes indenture) immediately preceding the maturity date. Accordingly, the remaining carrying amount of the 2017 Notes was recorded in current liabilities and a portion of the equity component, representing the unamortized debt discount, was reclassified from additional paid-in-capital to temporary equity on the Company's Condensed Consolidated Balance Sheet as of September 29, 2017.

10. PENSION PLANS

Components of net pension cost for the Qualified Pension Plan and Supplemental Employees’ Retirement Plan ("SERP") are as follows:

	For the Three Months Ended
	Qualified Pension Plan		SERP
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
In thousands
Service cost	$1,198	$1,149	$—	$—
Interest cost on projected benefit obligation	6,089	6,122	70	64
Expected return on plan assets	(10,512)	(10,192)	—	—
Amortization of net loss	3,486	3,173	43	45
Additional amount recognized due to curtailment/settlement	—	—	206	—
Net pension cost	$261	$252	$319	$109

	For the Nine Months Ended
	Qualified Pension Plan		SERP
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
In thousands
Service cost	$3,595	$3,447	$—	$—
Interest cost on projected benefit obligation	18,268	18,366	193	192
Expected return on plan assets	(31,536)	(30,576)	—	—
Amortization of net loss	10,458	9,520	109	136
Additional amount recognized due to curtailment/settlement	—	—	305	—
Net pension cost	$785	$757	$607	$328

The Company contributed $10.0 million to the qualified pension plan and $2.9 million to the SERP through the end of the third quarter of 2017. No further contributions are expected to be made to the qualified pension plan during 2017. The Company plans to contribute an additional $0.2 million to the SERP in 2017. For the 2016 plan year, the Company contributed $10.0 million to the qualified pension plan and $0.5 million to the SERP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 29, 2017 and September 30, 2016
(Unaudited)

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

The Company's estimate of its portion of the cost to assess the environmental conditions and remediate this site is $2.3 million, all of which has been accrued. The total amount paid to date in connection with these environmental remediation activities is $1.6 million. At September 29, 2017, the Company had $0.7 million accrued for these environmental remediation activities. A portion ($0.1 million) of the accrual related to this property is included in other current liabilities and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Bloomfield Property

In connection with the Company’s 2008 purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR, the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and is currently remediating the property under the guidance of the Connecticut Department of Environmental Protection ("CTDEP"). The assumed environmental liability of $10.3 million was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $12.9 million. At September 29, 2017, the Company had $2.5 million accrued for these environmental remediation activities. A portion ($0.7 million) of the accrual related to this property is included in other current liabilities, and the balance is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Rimpar Property

In connection with the Company's purchase of GRW, the Company assumed responsibility for the environmental remediation at the Rimpar, Germany facility. As part of the purchase price allocation, the Company initially accrued approximately $4.2 million during the year ended December 31, 2015. In 2016, the Company completed a Phase II assessment in order to better understand the extent of the environmental effort necessary to remediate the facility. Based on this assessment, the Company adjusted the accrual to $0.5 million, as results of the assessment indicated a lower level of remediation effort will be required. The total amount paid to date in connection with these environmental remediation activities is $0.2 million. The balance ($0.3 million) of the accrual related to this property is included in other current liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 29, 2017 and September 30, 2016
(Unaudited)

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Aerospace Claim Matter

On June 29, 2016, the Company received notification from a customer of their intent to file a claim for recovery of costs and expenses related to rework on certain aerostructure components previously delivered by the Company to the customer. The notification did not indicate the extent of the rework undertaken by the customer, the cost or expenses incurred by the customer or the time frame in which the customer anticipated filing its formal claim. On October 17, 2017, the Company received a letter from the customer seeking to recover $12.4 million associated with the rework of these components and related costs incurred by the customer. The Company estimates the cost to rework the aerostructure components delivered to the customer over the time period in question is approximately $0.2 million. Based on this analysis, the Company has accrued $0.2 million, the estimated cost to rework the aerostructure components, as of September 29, 2017; however, there can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations, financial position and cash flows.

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

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
In thousands, except per share amounts
Net earnings	$16,280	$17,455	$36,029	$43,727

Basic:
Weighted average number of shares outstanding	27,907	27,128	27,536	27,096
Basic earnings per share	$0.58	$0.64	$1.31	$1.61

Diluted:
Weighted average number of shares outstanding	27,907	27,128	27,536	27,096
Weighted average shares issuable on exercise of dilutive stock options	148	140	152	138
Weighted average shares issuable on redemption of 2017 Notes	117	810	457	708
Weighted average shares issuable on redemption of warrants related to the 2017 Notes	47	2	174	1
Total	28,219	28,080	28,319	27,943

Diluted earnings per share	$0.58	$0.62	$1.27	$1.56

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 29, 2017 and September 30, 2016
(Unaudited)

12. COMPUTATION OF EARNINGS PER SHARE (CONTINUED)

Equity awards

For the three-month and nine-month fiscal periods ended September 29, 2017, respectively, 230,272 and 267,653 shares issuable under equity awards granted to employees were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period. For the three-month and nine-month fiscal periods ended September 30, 2016, respectively, 483,556 and 561,297 shares issuable under equity awards granted to employees were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period.

2017 Convertible Notes

For the three-month and nine-month fiscal periods ended September 29, 2017, and September 30, 2016, respectively, shares issuable under the 2017 Notes that were dilutive during the period were included in the calculation of earnings per share as the conversion price for the 2017 Notes was less than the average share price of the Company's stock.

2024 Convertible Notes

For the three-month and nine-month fiscal periods ended September 29, 2017, shares issuable under the 2024 Notes were excluded from the diluted earnings per share calculation because the conversion price was greater than the average market price of our stock during the periods.

Warrants

Excluded from the diluted earnings per share calculation for the three-month and nine-month fiscal periods ended September 29, 2017, were 298,264 and 1,204,410, respectively, shares issuable under the warrants sold in connection with the Company's 2017 Notes as they would be anti-dilutive. Excluded from the diluted earnings per share calculation for the three-month and nine-month fiscal periods ended September 30, 2016, were 3,435,712 and 3,433,632, respectively, shares issuable under the warrants sold in connection with the Company’s 2017 Notes as they would be anti-dilutive.

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

Compensation expense for stock options, restricted stock awards and restricted stock units is recognized on a straight-line basis over the vesting period of the awards. Share-based compensation expense recorded for the three-month and nine-month fiscal periods ended September 29, 2017, was $1.2 million and $4.9 million, respectively. Share-based compensation expense recorded for the three-month and nine-month fiscal periods ended September 30, 2016, was $1.1 million and $4.7 million, respectively.

From time-to-time, the Company has issued stock awards with market and performance based conditions. The total of these shares is 8,979, assuming a 100% achievement level. The Company measures the cost of these awards based on their grant date fair value to the extent of the probable number of shares to be earned upon vesting. Amortization of this cost is recorded on a straight-line basis over the requisite service period. Throughout the course of the requisite service period, the Company monitors the level of achievement compared to the target and adjusts the number of shares expected to be earned, and the related compensation expense recorded thereafter, to reflect the updated most probable outcome. Compensation expense for these awards for the three-month and nine-month fiscal periods ended September 29, 2017, and September 30, 2016, was not material.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 29, 2017 and September 30, 2016
(Unaudited)

13. SHARE-BASED ARRANGEMENTS (CONTINUED)

Stock option activity was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2017		September 29, 2017
	Options	Weighted - average exercise price	Options	Weighted - average exercise price
Options outstanding at beginning of period	992,779	$39.89	958,679	$36.18
Granted	—	$—	226,315	$51.97
Exercised	(3,983)	$39.68	(150,727)	$33.36
Forfeited or expired	(9,981)	$42.48	(55,452)	$43.34
Options outstanding at September 29, 2017	978,815	$39.86	978,815	$39.86

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	For the Nine Months Ended
	September 29, 2017	September 30, 2016
Expected option term (years)	5.0	5.2
Expected volatility	19.9%	26.0%
Risk-free interest rate	1.9%	1.2%
Expected dividend yield	1.6%	1.8%
Per share fair value of options granted	$8.61	$8.63

Restricted Stock Award and Restricted Stock Unit activity was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2017		September 29, 2017
	Restricted Stock	Weighted- average grant date fair value	Restricted Stock	Weighted- average grant date fair value
Restricted Stock outstanding at beginning of period	160,481	$44.13	167,674	$40.27
Granted	1,000	$50.85	76,008	$50.01
Vested	(2,269)	$43.85	(73,611)	$41.56
Forfeited or expired	(2,550)	$41.97	(13,409)	$42.32
Restricted Stock outstanding at September 29, 2017	156,662	$44.21	156,662	$44.21

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 29, 2017 and September 30, 2016
(Unaudited)

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

Summarized financial information by business segment is as follows:

	For the Three Months Ended		For the Nine Months Ended
In thousands	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Net sales:
Distribution	$267,641	$274,388	$817,965	$849,104
Aerospace	179,405	179,086	514,028	526,210
Net sales	$447,046	$453,474	$1,331,993	$1,375,314
Operating income:
Distribution	$13,369	$11,872	$40,997	$36,148
Aerospace	31,877	29,616	74,736	81,374
Net gain (loss) on sale of assets	212	(24)	217	(10)
Corporate expense	(15,160)	(10,402)	(44,052)	(38,253)
Operating income	30,298	31,062	71,898	79,259
Interest expense, net	5,264	4,165	15,546	11,960
Other expense (income), net	(483)	(332)	(711)	243
Earnings before income taxes	25,517	27,229	57,063	67,056
Income tax expense	9,237	9,774	21,034	23,329
Net earnings	$16,280	$17,455	$36,029	$43,727

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 29, 2017 and September 30, 2016
(Unaudited)

15. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in shareholders’ equity for the nine-month fiscal periods ended September 29, 2017, and September 30, 2016, were as follows:

	For the Nine Months Ended
	September 29, 2017	September 30, 2016
In thousands
Beginning balance	$565,787	$543,077
Comprehensive income	66,843	50,453
Dividends declared	(16,581)	(14,640)
Employee stock plans and related tax benefit	5,426	7,094
Purchase of treasury shares	(6,931)	(8,989)
Share-based compensation expense	4,917	4,711
Amounts reclassified to temporary equity	1,786	(2,344)
Changes due to convertible notes transactions	(2,522)	—
Ending balance	$618,725	$579,362

The components of accumulated other comprehensive income (loss) are shown below:

	For the Three Months Ended
	September 29, 2017	September 30, 2016
In thousands
Foreign currency translation:
Beginning balance	$(18,522)	$(22,590)
Net gain/(loss) on foreign currency translation	7,731	1,050
Reclassification to net income	—	—
Other comprehensive income/(loss), net of tax	7,731	1,050
Ending balance	$(10,791)	$(21,540)

Pension and other post-retirement benefits(1):
Beginning balance	$(117,080)	$(113,445)
Reclassifications to net income:
Amortization of net loss, net of tax expense of $1,309 and $1,213, respectively	2,220	2,005
Other comprehensive income/(loss), net of tax	2,220	2,005
Ending balance	$(114,860)	$(111,440)

Derivative instruments(2):
Beginning balance	$142	$(770)
Net loss on derivative instruments, net of tax (benefit) expense of ($4) and $118, respectively	(6)	195
Reclassification to net income, net of tax (benefit) expense of ($39) and $87, respectively	(64)	143
Other comprehensive income/(loss), net of tax	(70)	338
Ending balance	$72	$(432)

Total accumulated other comprehensive income (loss)	$(125,579)	$(133,412)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 29, 2017 and September 30, 2016
(Unaudited)

15. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED)

	For the Nine Months Ended
	September 29, 2017	September 30, 2016
In thousands
Foreign currency translation:
Beginning balance	$(34,896)	$(22,625)
Net gain/(loss) on foreign currency translation	24,105	1,085
Reclassification to net income	—	—
Other comprehensive income/(loss), net of tax	24,105	1,085
Ending balance	$(10,791)	$(21,540)

Pension and other post-retirement benefits(1):
Beginning balance	$(121,448)	$(117,455)
Reclassifications to net income:
Amortization of net loss, net of tax expense of $3,979 and $3,641, respectively	6,588	6,015
Other comprehensive income/(loss), net of tax	6,588	6,015
Ending balance	$(114,860)	$(111,440)

Derivative instruments(2):
Beginning balance	$(49)	$(58)
Net loss on derivative instruments, net of tax expense of $74 and $512, respectively	124	(845)
Reclassification to net income, net of tax (benefit) expense of ($2) and $285, respectively	(3)	471
Other comprehensive income/(loss), net of tax	121	(374)
Ending balance	$72	$(432)

Total accumulated other comprehensive income (loss)	$(125,579)	$(133,412)
(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
(See Note 10, Pension Plans for additional information.)
(2) See Note 6, Derivative Financial Instruments, for additional information regarding our derivative instruments.

16. INCOME TAXES

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016

Effective Income Tax Rate	36.2%	35.9%	36.9%	34.8%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the period. The increase in the effective tax rate for the three-month and nine-month fiscal periods ended September 29, 2017, compared to the statutory rate of 35%, was primarily due to a projected foreign loss in the current periods for which no tax benefit has been provided. The effective tax rate for the three-month fiscal period ended September 30, 2016 exceeds the statutory rate of 35%, primarily due to certain discrete items, most notably unfavorable differences between foreign provisions for taxes and actual foreign returns filed.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 29, 2017 and September 30, 2016
(Unaudited)

16. INCOME TAXES (CONTINUED)

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

The Company has assessed both positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize operating loss carryforwards associated with certain foreign operations that will permit the Company to use $3.1 million of deferred tax assets associated with these foreign operations as of September 29, 2017. Through the end of the third quarter of 2017, the Company believes it is more likely than not that only $1.2 million of these deferred tax assets will be realized and, as such, has recorded a valuation allowance of $1.9 million. Going forward, management will continue to assess the available positive and negative evidence to determine whether it is likely sufficient future taxable income will be generated to permit the use of these deferred tax assets. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income are reduced or increased, or if additional weight is given to subjective evidence such as future expected growth because objective negative evidence in the form of cumulative losses is no longer present.

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

Financial performance

•	Net sales decreased 1.4% and 3.1% for the three-month and nine-month fiscal periods ended September 29, 2017, compared to the comparable fiscal periods in the prior year.

•	Net earnings decreased 6.7% and 17.6% for the three-month and nine-month fiscal periods ended September 29, 2017, compared to the comparable fiscal periods in the prior year.

•
Diluted earnings per share decreased to $0.58 for the three-month fiscal period ended September 29, 2017, compared to $0.62 in the comparable fiscal period in the prior year. For the nine-month fiscal period ended September 29, 2017, diluted earnings per share decreased to $1.27, compared to $1.56 in the comparable fiscal period in the prior year.

•	Cash provided by operating activities during the nine-month fiscal period ended September 29, 2017, was $43.8 million, $26.2 million less than the comparable fiscal period in the prior year.

Recent events

•	On October 3, 2017, our Aerospace segment announced that it had signed a contract with Columbia Basin Helicopters for the purchase of a K-MAX® helicopter to be delivered in 2018.

•	On October 1, 2017, Mr. Richard R. Barnhart became the President of Kaman Aerospace Group, succeeding Mr. Gregory L. Steiner, who is expected to retire as of January 2, 2018.

•
In September 2017, Rotex Helicopter accepted the third K-MAX® helicopter from the newly reopened commercial production line. This delivery followed Lectern Aviation of China's acceptance of the first two K-MAX® helicopters in July 2017.

•
On September 7, 2017, the Company announced a restructuring plan resulting from its ongoing effort to improve capacity utilization and operating efficiency to better position our Aerospace segment for increased profitability and growth. These actions are expected to result in approximately $8.0 million to $10.0 million in pre-tax restructuring charges, beginning in the third quarter of 2017 through the planned completion of restructuring activities in the fourth quarter of 2018. The Company anticipates these actions will result in total cost savings of approximately $4.0 million annually beginning in 2019.

•
On July 17, 2017, our Aerospace segment announced it had entered into a new multi-year contract with Sikorsky to manufacture H-60 cockpits under the Department of Defense MY IX H-60 procurement authorization. The term of the agreement will be for five years, beginning in 2018 and ending in 2022.

RESULTS OF OPERATIONS

Consolidated Results

Net Sales

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
	(in thousands)
Net sales	$447,046	$453,474	$1,331,993	$1,375,314
$ change	(6,428)	19,732	(43,321)	52,466
% change	(1.4)%	4.5%	(3.1)%	4.0%

Net sales decreased for the three-month and nine-month fiscal periods ended September 29, 2017, as compared to the corresponding periods in 2016, mainly due to a decrease in net sales at our Distribution segment. Net sales for the quarter remained relatively flat at our Aerospace segment when compared to the corresponding period in 2016. Foreign currency exchange rates relative to the U.S. dollar had a favorable impact of $1.2 million for the three-month fiscal period ended September 29, 2017. For the nine-month fiscal period, there were lower net sales at our Aerospace segment and an unfavorable impact of foreign currency exchange rates relative to the U.S. dollar of $2.7 million. (See segment discussion below for additional information.)

Gross Profit

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
	(in thousands)
Gross profit	$138,935	$135,490	$398,714	$413,686
$ change	3,445	5,564	(14,972)	23,897
% change	2.5%	4.3%	(3.6)%	6.1%
% of net sales	31.1%	29.9%	29.9%	30.1%

Gross profit increased for the three-month fiscal period ended September 29, 2017, as compared to the corresponding period in 2016. This was a result of higher gross profit at our Aerospace segment, primarily related to our JPF program customer mix. For the three-month fiscal period ended September 29, 2017, JPF deliveries consisted of mostly higher margin direct commercial sales to foreign militaries compared to deliveries of mainly USG fuzes in the corresponding period in 2016. Additionally, there were higher sales and associated gross profit under our AH-1Z program. Partially offsetting these increases in gross profit was lower gross profit at our Distribution segment, primarily attributable to lower sales under our bearings and power transmission and automation, control and energy product lines.

Gross profit decreased for the nine-month fiscal period ended September 29, 2017, as compared to the corresponding period in 2016. This was a result of lower gross profit at both our Distribution and Aerospace segments. The decrease in gross profit at our Distribution segment was primarily attributable to lower sales under our bearings and power transmission and automation, control and energy product lines. The decrease in gross profit at our Aerospace segment was primarily associated with our JPF program customer mix. For the nine-month fiscal period ended September 29, 2017, there were lower direct commercial sales to foreign militaries compared to the corresponding period in 2016. Additionally, JPF deliveries in the current nine-month period consisted mostly of USG fuzes under Option 12, which were negotiated at a lower selling price than Option 11 sold in the corresponding period in 2016.

Gross profit as a percentage of net sales increased for the three-month fiscal period ended September 29, 2017, as compared to the corresponding period in 2016, primarily due to the customer mix under our JPF program described above. Additionally, gross profit as a percentage of net sales increased during the three-month fiscal period due to improvements in various metallic and composite structures programs. Gross profit as a percentage of net sales remained relatively flat for the nine-month fiscal period ended September 29, 2017, as compared to the corresponding period in 2016.

Selling, General & Administrative Expenses (S,G&A)

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
	(in thousands)
S,G&A	$106,349	$104,060	$324,533	$333,726
$ change	2,289	3,907	(9,193)	26,914
% change	2.2%	3.9%	(2.8)%	8.8%
% of net sales	23.8%	22.9%	24.4%	24.3%

The increase in S,G&A for the three-month fiscal period ended September 29, 2017, compared to the corresponding period in 2016, resulted from higher corporate expenses and an increase in expenses at our Aerospace segment. The increase in corporate expenses was primarily driven by $2.1 million in costs associated with the retirement of a senior executive and higher employee and employee-related costs, partially offset by lower consulting costs. The increase in expenses at our Aerospace segment primarily related to higher salary and wage expenses. The higher corporate expenses and increase in expenses at our Aerospace segment were partially offset by lower expenses at our Distribution segment, primarily related to lower expenses of $2.3 million associated with our productivity and efficiency initiatives.

The decrease in S,G&A for the nine-month fiscal period ended September 29, 2017, compared to the corresponding period in 2016, resulted from lower expenses at both our Distribution and Aerospace segments, partially offset by an increase in corporate expenses. The decrease in expenses at our Distribution segment primarily related to the absence of $6.5 million in costs associated with our 2016 productivity and efficiency initiatives and lower salary and benefit expenses. The decrease in expenses at our Aerospace segment was primarily attributable to lower costs associated with the sale of government contract program inventory (see segment discussion below for additional information), partially offset by higher salary and wage expenses. These decreases were partially offset by an increase in corporate expenses. This was a result of higher employee and employee-related costs and $2.1 million in costs associated with the retirement of a senior executive, partially offset by lower consulting costs.

Restructuring Costs

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
	(in thousands)
Restructuring costs	$2,500	$344	$2,500	$691

During the third quarter of 2017, we recorded $2.5 million in costs for restructuring activities at our Aerospace segment to support the ongoing effort of improving capacity utilization and operating efficiency to better position the Company for increased profitability and growth. Such actions include workforce reductions and the consolidation of operations, which we expect to continue through the planned completion in the fourth quarter of 2018. Additionally, included in this expense is approximately $1.0 million of cost that primarily relates to the write-off of inventory for various small order programs that we will no longer continue to manufacture as a result of the consolidation of operations.

Operating Income

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
	(in thousands)
Operating income	$30,298	$31,062	$71,898	$79,259
$ change	(764)	1,279	(7,361)	(3,285)
% change	(2.5)%	4.3%	(9.3)%	(4.0)%
% of net sales	6.8%	6.8%	5.4%	5.8%

Operating income remained relatively flat for the three-month fiscal period ended September 29, 2017, versus the comparable period in 2016, primarily due to higher operating income at both our Aerospace and Distribution segments, offset by higher corporate expenses, as discussed above. The decrease in operating income for the nine-month fiscal period ended September 29, 2017, compared to the corresponding period in 2016, was attributable to lower operating income at our Aerospace segment and higher corporate expenses, partially offset by higher operating income at our Distribution segment. (See segment discussion below for additional information.)

Interest Expense, Net

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
	(in thousands)
Interest expense, net	$5,264	$4,165	$15,546	$11,960

Interest expense, net, generally consists of interest charged on our Credit Agreement, which includes a revolving credit facility and a term loan facility, and our convertible notes and the amortization of debt issuance costs, offset by interest income. The increase in interest expense, net for both periods ended September 29, 2017, compared to the corresponding periods in 2016, was primarily attributable to higher interest expense under our convertible notes and a higher interest rate for outstanding amounts under the Credit Agreement. At September 29, 2017, the interest rate for outstanding amounts under the Credit Agreement was 2.56% compared to 2.13% at September 30, 2016. Additionally, for the nine-month fiscal period, the increase in interest expense was attributable to the write-off of unamortized debt issuance costs and the unamortized debt discount associated with the redemption of our 2017 notes, for $0.3 million and $1.0 million, respectively. These increases were partially offset by lower average borrowings, as compared to the corresponding periods ended September 30, 2016. (See Liquidity and Capital Resources section below for information on our borrowings.)

Effective Income Tax Rate

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016

Effective income tax rate	36.2%	35.9%	36.9%	34.8%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the period. The increase in the effective tax rate for the three-month and nine-month fiscal periods ended September 29, 2017, compared to the statutory rate of 35%, is primarily due to a projected foreign loss in the current periods for which no tax benefit has been provided. The effective rate for the three-month fiscal period ended September 30, 2016 exceeds the statutory rate of 35%, primarily due to certain discrete items, most notably unfavorable differences between foreign provisions for taxes and actual foreign returns filed.

Distribution Segment

Results of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
	(in thousands)
Net sales	$267,641	$274,388	$817,965	$849,104
$ change	(6,747)	(21,924)	(31,139)	(62,728)
% change	(2.5)%	(7.4)%	(3.7)%	(6.9)%

Operating income	$13,369	$11,872	$40,997	$36,148
$ change	1,497	(2,550)	4,849	(6,641)
% change	12.6%	(17.7)%	13.4%	(15.5)%
% of net sales	5.0%	4.3%	5.0%	4.3%

Net sales

Net sales for the three-month and nine-month fiscal periods ended September 29, 2017 decreased when compared to the corresponding period in 2016, primarily due to decreases in sales of $6.1 and $27.8 million, respectively, associated with our bearings and power transmission and automation, control and energy product lines and less significant decreases in our fluid power product line. The decreases in sales in our product lines for the three-month and nine-month fiscal periods ended September 29, 2017, were mostly attributable to lower sales volume to our MRO customers of $13.1 million and $34.9 million, respectively, partially offset by higher sales volume to our OEM customers.

Additionally, contributing to the decrease in sales for the three-month fiscal period when compared to the corresponding period in the prior year was one fewer sales day in the current quarter. Looking at the markets we serve, sales were lower in the paper manufacturing, nonmetallic mineral product manufacturing and chemical manufacturing markets. Partially offsetting these decreases, were higher sales in the machinery manufacturing and mining markets.

Further contributing to the decrease in sales for the nine-month fiscal period was two fewer sales days in the first nine months of 2017 when compared to the corresponding period in 2016. Looking at the markets we serve, sales were lower in the food manufacturing, paper manufacturing and merchant wholesalers durable goods markets. Partially offsetting these decreases, were higher sales in the fabricated metal product and mining markets.

"Organic Sales per Sales Day" is a metric management uses to evaluate performance trends at our Distribution segment and is calculated by taking Organic Sales divided by the number of Sales Days in the period. The following table illustrates the calculation of Organic Sales per Sales Day.

		For the Three Months Ended		For the Nine Months Ended
		September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
		(in thousands)
Current period
Net sales		$267,641	$274,388	$817,965	$849,104
Acquisition sales (1)		—	1,128	—	4,681
Organic sales		267,641	273,260	817,965	844,423
Sales days		62	63	190	192
Organic Sales per Sales Day for the current period	a	$4,317	$4,337	$4,305	$4,398

Prior period
Net sales from the prior year		$274,388	$296,312	$849,104	$911,832
Sales days from the prior year		63	64	192	193
Sales per sales day from the prior year	b	$4,355	$4,630	$4,422	$4,725

% change	(a-b)÷b	(0.9)%	(6.3)%	(2.6)%	(6.9)%
(1) Sales contributed by an acquisition are included in Organic Sales beginning with the thirteenth month following the date of acquisition. Prior period information is adjusted to reflect acquisition sales for that period as Organic Sales when calculating the change in Organic Sales per Sales Day for the current period.

Operating income

The increase in operating income for the three-month and nine-month fiscal periods ended September 29, 2017, when compared to the corresponding periods in the prior year, was primarily attributable to the benefits received from the productivity initiatives implemented in 2016 and lower expenses of $2.3 million and $6.5 million, respectively, for the cost incurred related to the implementation of these productivity and efficiency initiatives. The initiatives included operational process improvements and data analytics, primarily focused on expanding operating margins. Additionally, we experienced lower incentive compensation costs in both periods. For the nine-month fiscal period, we also experienced lower salary and benefit costs. These savings were partially offset by a decrease in sales and related gross profit.
Other Matters

Enterprise Resource Planning System

In July 2012, we announced a decision to invest in a new ERP business system for our Distribution segment with an estimated total cost of $45.0 million. Since our announcement in 2012, Distribution has acquired nine businesses. To date, we have implemented the new ERP system at four acquired entities, of which two were not included in the original project scope. Additionally, an upgraded version of the software was released during the early stages of our initial implementation plan and Distribution elected to install this major upgrade because of the increased functionality, enhanced features and new user interface it offered. Recently, our software vendor responsible for the ERP system notified us that another upgrade is available, which is designed to improve overall performance and further enhance the capabilities of the system. Management has assessed this upgrade against the current version of the ERP system and the requirements of the business. This upgrade is expected to leverage the existing work completed to date and we are currently working closely with the software vendor to revise the project plan and implementation timeline. As a result of the unplanned implementations at the acquired businesses and the software upgrades, our implementation timeline has been extended and the total project cost is currently estimated between $51.0 million and $54.0 million.

For the three-month fiscal periods ended September 29, 2017, and September 30, 2016, ERP system expenses incurred totaled $0.4 million and $0.3 million, respectively, and ERP system capital expenditures totaled $0.8 million and $1.0 million, respectively. For the nine-month fiscal periods ended September 29, 2017, and September 30, 2016, ERP system expenses incurred totaled $1.1 million and $0.8 million, respectively, and ERP system capital expenditures totaled $2.7 million and $2.9 million, respectively. Total to date ERP system capital expenditures as of September 29, 2017, were $37.2 million. Depreciation expense for the ERP system for the three-month fiscal periods ended September 29, 2017, and September 30, 2016, totaled $0.6 million and $0.7 million, respectively. Depreciation expense for the ERP system for the nine-month fiscal periods ended September 29, 2017, and September 30, 2016, totaled $1.9 million and $2.1 million, respectively.

Aerospace Segment

Results of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
	(in thousands)
Net sales	$179,405	$179,086	$514,028	$526,210
$ change	319	41,656	(12,182)	115,194
% change	0.2%	30.3%	(2.3)%	28.0%

Operating income	$31,877	$29,616	$74,736	$81,374
$ change	2,261	1,815	(6,638)	2,599
% change	7.6%	6.5%	(8.2)%	3.3%
% of net sales	17.8%	16.5%	14.5%	15.5%

Net sales

Sales remained relatively flat for the three-month fiscal period ended September 29, 2017, as compared to the corresponding period in 2016. This was a result of an increase in sales of $8.5 million generated by our commercial product programs, mostly offset by a decrease in sales generated by our military product programs of $8.2 million. The increase in sales under our commercial product programs was primarily attributable to higher sales on our K-MAX® program and higher sales volume under our commercial bearings products. The decrease in military sales for the three-month fiscal period ended September 29, 2017, was primarily attributable to lower sales under our JPF program with the USG, lower sales on the Boeing A-10 program and a decrease in sales on our Sikorsky BLACK HAWK helicopter program. These decreases, totaling $37.8 million, were partially offset by higher direct sales of our JPF to foreign militaries.

Foreign currency exchange rates relative to the U.S. dollar had a favorable impact of $1.2 million on net sales for the three-month fiscal period ended September 29, 2017.

Sales decreased for the nine-month fiscal period ended September 29, 2017, as compared to the corresponding period in 2016, primarily due to a decrease in sales generated by our military product programs of $27.5 million. The decrease was primarily attributable to lower direct sales of our JPF to foreign militaries, lower sales volume for our fabricated products from foreign operations, a decrease in sales under certain composite structures programs and lower sales under our Boeing A-10 program and SH-2G(I) contract with New Zealand. These decreases, totaling $37.4 million, were partially offset by higher sales under our SH-2G program with Peru and the AH-1Z program.

Partially offsetting the decrease in military sales for the nine-month fiscal period ended September 29, 2017, was a $15.3 million increase in sales generated by our commercial product programs. The increase was primarily attributable to higher sales under the K-MAX® program, higher sales volume under our commercial bearings products and an increase in sales under our composite structure products from foreign operations. These increases, totaling $22.7 million, were partially offset by lower sales under our Bell Helicopter composite blade program and the Boeing 767/777 program.

Foreign currency exchange rates relative to the U.S. dollar had an unfavorable impact of $2.7 million on net sales for the nine-month fiscal period ended September 29, 2017.

Operating income

Operating income increased for the three-month fiscal period ended September 29, 2017, compared to the corresponding period in 2016. The increase was primarily attributable to higher sales and associated gross profit under our JPF program with foreign militaries and our AH-1Z program. These increases, totaling $15.6 million, were partially offset by lower sales volume and associated gross profit under our JPF program with the USG. Additionally, USG fuzes under Option 12 sold in the current period were negotiated at a lower selling price than Option 11 sold in the corresponding period in 2016. Further offsetting some of the increase in operating income for three-month fiscal period was $2.5 million in costs related to restructuring activities.

Operating income decreased for the nine-month fiscal period ended September 29, 2017, compared to the corresponding periods in 2016. The decrease was primarily attributable to a decrease in sales and lower gross profit under our JPF program. In addition, operating income decreased, to a lesser extent, due to $2.5 million in costs related to restructuring activities. These decreases were partially offset by increases of $11.5 million, primarily attributable to higher sales and associated gross profit under our commercial bearings products, the SH-2G program with Peru and our AH-1Z program.

Further offsetting some of the decrease in operating income for the nine-month fiscal period were lower S,G&A expenses associated with the sale of government contract program inventory. For certain USG contracts, S,G&A expenses are capitalized in inventory until revenue is recognized, to the extent that gross profit is available to offset the S,G&A expenses. See the table below for the expense or benefit received from S,G&A expenses capitalized in inventory for certain government contracts.

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
	(in thousands)
S,G&A expensed (capitalized in inventory), net	$(252)	$(47)	$52	$3,056

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

Revenue and cost estimates for all significant long-term contracts for which revenue is recognized using the percentage-of-completion method of accounting are reviewed and reassessed quarterly. Based upon these reviews, we record the effects of adjustments in profit estimates each period. If at any time we determine that for a particular contract total costs will exceed total contract revenue, we will record a provision for the entire anticipated contract loss at that time. For the three-month and nine-month fiscal periods ended September 29, 2017, there were net increases in the Company's operating income attributable to changes in contract estimates of $1.1 million and $3.2 million, respectively. These increases were primarily a result of improved performance on the AH-1Z program, JPF program and the SH-2G program with Peru. These improvements were partially offset by cost growth on the K-MAX® and A-10 programs. There were net decreases in the Company's operating income from changes in contract estimates of $1.3 million and $3.9 million, respectively, for the three-month and nine-month fiscal periods ended September 30, 2016. These decreases were primarily a result of cost growth on various programs, including the Boeing 767/777 program, the A-10 program and a composites assembly program. For the nine-month fiscal period, these decreases were partially offset by improved performance on the JPF program.

Backlog

	September 29, 2017	December 31, 2016
	(in thousands)
Backlog	$556,937	$581,619

Backlog decreased during the first nine months of 2017 primarily due to deliveries under our JPF program to the USG and foreign militaries and work performed on the SH-2G program with Peru. This decrease was partially offset by orders under the Sikorsky BLACK HAWK helicopter program.

Major Programs/Product Lines

Below is a discussion of significant changes in the Aerospace segment's major programs during the first nine months of 2017. See our 2016 Form 10-K for a complete discussion of our Aerospace segment's programs.

A-10

The segment has contracted with Boeing to produce the wing control surfaces (inboard and outboard flaps, slats and deceleron assemblies) for the USAF’s A-10 fleet. This contract has a potential value of over $110.0 million; however, annual quantities will vary, as they are dependent upon the orders Boeing receives from the USAF. Initial deliveries under this program began in the third quarter of 2010 and full rate production began during the fourth quarter of 2012. Through September 29, 2017, 170 shipsets have been delivered over the life of the program, and approximately 3 shipsets remain in backlog. In 2016, the USAF indicated that they would delay the retirement of the A-10 fleet due to its vital close air support, search and rescue capabilities and the lack of a suitable replacement. We continue to monitor the defense budget and understand that despite this positive indication, the future of this program could be at risk without the continued support of Congress. We have not received any orders for additional shipsets in 2017, and as such, we expect a break in production as we complete the units we currently have on order and wait for follow-on orders from our customer. We have not received any indication from our customer that this program will be terminated. Final production and deliveries of existing orders under this contract are anticipated to be completed during the fourth quarter of 2017. Tooling and nonrecurring costs on this program are being amortized over 242 shipsets, the number of shipsets under the USG program of record. At September 29, 2017 and December 31, 2016, our program backlog was $1.4 million and $5.3 million, respectively, and total program inventory was $9.4 million and $12.8 million, respectively. The current total program inventory includes nonrecurring costs of $8.0 million, which may not be recoverable in the event of an extended break in production or program termination.

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

A total of 6,773 fuzes were delivered to our customers during the third quarter of 2017, which consisted of 1,216 fuzes delivered to the USG and 5,557 fuzes delivered as direct commercial sales to foreign governments. A total of 22,838 fuzes have been delivered during the first nine months of 2017. We expect to deliver 33,000 to 37,000 fuzes in 2017. A significant portion of these deliveries will be under Option 12 of our JPF program with the USG. Fuzes under Option 12 were negotiated at a lower selling price than Option 11 and the transition to Option 12 is expected to have an unfavorable margin impact of approximately $6.5 million in 2017.

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

The Company continues to see strong demand for the FMU-152 A/B. We are finalizing Options 13 and 14 with the USG and we have been authorized to begin the procurement of long lead materials for Option 13. Combined, the USG and DCS demand provides near term opportunities of more than $100.0 million. Total JPF backlog at September 29, 2017 and December 31, 2016, was $84.6 million and $175.0 million, respectively, consisting of orders for delivery into 2018.

K-MAX®

During the second quarter of 2015, we announced that our Aerospace segment was resuming production of commercial K-MAX® aircraft. The aircraft are being manufactured at our Jacksonville, Florida and Bloomfield, Connecticut facilities. In the third quarter of 2017, the first three helicopters from the newly reopened commercial production line were accepted by our customers, Lectern Aviation of China and Rotex Helicopter. As of September 29, 2017 and December 31, 2016, our backlog for this program was $6.4 million and $13.7 million, respectively. During the second quarter, we announced that we will continue production of the commercial K-MAX® aircraft into 2019 at a minimum due to continued interest in the capabilities of the K-MAX®.

BLACK HAWK

The Sikorsky BLACK HAWK helicopter cockpit program involves the manufacture of cockpits, including the installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines and the composite structure that holds the windscreen for most models of the BLACK HAWK helicopter. In July 2017, we announced that our Aerospace segment had entered into a new multi-year contract with Sikorsky to manufacture H-60 cockpits under the Department of Defense MY IX H-60 procurement authorization. The term of the agreement will be for five years, beginning in 2018 and ending in 2022. As of September 29, 2017 and December 31, 2016, our backlog for this program was $103.1 million and $45.6 million, respectively.

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

We anticipate a variety of items will have an impact on our liquidity during the next 12 months, in addition to our working capital requirements. These could include one or more of the following:

•
the matters described in Note 11, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements, in addition to the cost of existing environmental remediation matters and deposits required to be made to the environmental escrow for our former Moosup facility;

•	deferred compensation payments to former directors and officers;

•	contributions to our qualified pension plan and Supplemental Employees’ Retirement Plan (“SERP”);

•	repurchase of common stock under the 2015 Share Repurchase Program;

•	payment of dividends;

•	costs associated with the start-up of new aerospace programs; and

•	the extension of payment terms by our customers and delays in letter of credit funding.

In addition, we have an aggregate principal balance of $11.5 million of our 2017 Notes remaining as of September 29, 2017. These notes will remain convertible until the close of business on the second Scheduled Trading Day (as defined in the 2017 Notes indenture) immediately preceding the scheduled maturity date of November 15, 2017, unless earlier redeemed, repurchased or converted. We do not believe any of these matters will lead to a shortage of capital resources or liquidity that would adversely impact our business or results of operations.

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

A summary of our consolidated cash flows is as follows:

	For the Nine Months Ended
	September 29, 2017	September 30, 2016	2017 vs. 2016
	(in thousands)
Total cash provided by (used in):
Operating activities	$43,834	$70,016	$(26,182)
Investing activities	(23,101)	(30,809)	7,708
Financing activities	(28,499)	(29,746)	1,247

Free Cash Flow (a):
Net cash provided by operating activities	$43,834	$70,016	$(26,182)
Expenditures for property, plant and equipment	(19,874)	(23,926)	4,052
Free cash flow	$23,960	$46,090	$(22,130)

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

Net cash provided by operating activities decreased for the nine-month fiscal period ended September 29, 2017, versus the comparable period in 2016, primarily due to higher accounts receivables under our JPF program resulting from the timing of deliveries, the timing of payments associated with the 2016 implementation of the productivity and efficiency initiative at our Distribution segment and lower net earnings, partially offset by lower inventory related to our K-MAX® program.

Net cash used in investing activities decreased for the nine-month fiscal period ended September 29, 2017, versus the comparable period in 2016, primarily due to a lower earnout payment associated with a previous acquisition in the current period.

Net cash used in financing activities decreased for the nine-month fiscal period ended September 29, 2017, versus the comparable period in 2016, primarily due to the cost to repurchase a portion of the 2017 Notes, repayments under our revolving credit facility, the purchase of the capped call transactions related to our 2024 Notes and higher debt issuance costs associated with the issuance of our 2024 Notes. These changes were partially offset by $200.0 million in proceeds received from the issuance of our 2024 Notes and $58.6 million in proceeds received related to the unwind a portion of the convertible note hedge transactions related to the 2017 Notes.

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
(1) Debt issuance fees paid to the counterparties and other expenses (i.e. legal and accounting fees) related to the issuance of the 2024 Notes were capitalized.
(2) Included in this balance is $1.7 million of related accrued interest payments.
(3) Additional payments to the revolving credit facility were made from proceeds received as part of the bond hedge settlement related to the repurchase of the 2017 Notes. See the 2017 Notes section below for further discussion.

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
(3) Prior to November 1, 2023, the notes are convertible only in the following circumstances: (1) during any fiscal quarter commencing after July 1, 2017, and only during any such fiscal quarter, if the last reported sale price of the Company's common stock was greater than or equal to 130% of the applicable conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter, (2) during the five consecutive business day period following any ten consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day or (3) upon the occurrence of specified corporate events. On or after November 1, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. If the Company undergoes a fundamental change (as defined in the Indenture), holders of the notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount to be repurchased, plus any accrued and unpaid interest. As of September 29, 2017, none of the conditions permitting the holders of the 2024 Notes to convert had been met. Therefore, the 2024 Notes are classified as long-term debt.
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

We incurred $7.4 million of debt issuance costs in connection with the sale of the 2024 Notes, which was allocated between the debt and equity components of the instrument. Of the total amount, $0.7 million was recorded as an offset to additional paid-in capital. The balance, $6.7 million, was recorded as a contra-debt balance and is being amortized over the term of the 2024 Notes. Total amortization expense for the three-month and nine-month fiscal periods ended September 29, 2017 was $0.2 million and $0.3 million.

2017 Notes

In November 2010, we issued convertible senior unsecured notes due on November 15, 2017, in the aggregate principal amount of $115.0 million in a private placement offering. These notes bear 3.25% interest per annum on the principal amount, payable semiannually in arrears on May 15 and November 15 of each year, beginning in 2011. In May 2017, we used a portion of the net proceeds from the issuance of the 2024 Notes, along with cash received from the counterparties in connection with the termination of the existing convertible note hedge transactions referred to below, to repurchase $103.5 million principal amount of the 2017 Notes from a limited number of holders in an arm's length transaction. This repurchase represented approximately 90% of the aggregate principal amount of 2017 Notes. The repurchases were accounted for as an extinguishment of the outstanding instrument. Of the total aggregate cost of $165.3 million, $60.0 million was allocated to the equity component of the 2017 notes and was recorded as a reduction to additional paid-in capital. The remainder of the cost was attributed to the outstanding principal repurchased and accrued interest. As of September 29, 2017, $11.5 million principal amount remains outstanding under the 2017 Notes.

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
(1) The fair value of consideration transferred was calculated using a discount rate of 3%, representing the Company's borrowing rate at the date of issuance for a similar debt instrument with a remaining expected life of six months (for the 2017 Notes).
(2) The majority of this balance relates to the write-off of approximately $1.0 million, 90% of the unamortized debt discount.
(3 The Company determined that in connection with the repurchase of the 2017 Notes, 90% of the unamortized debt issuance costs should be written off, representing the approximate outstanding portion of these costs related to the notes purchased.
(4) This loss is included in interest expense, net on the Company's Consolidated Statement of Operations.

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

The remaining portion of the 2017 Notes are convertible at the option of the noteholders until the close of business on the second Scheduled Trading Day (as defined in the 2017 Notes indenture) immediately preceding the maturity date. Accordingly, the remaining carrying amount of the 2017 Notes was recorded in current liabilities and a portion of the equity component, representing the unamortized debt discount, was reclassified from additional paid-in capital to temporary equity on the Company's Condensed Consolidated Balance Sheet as of September 29, 2017.

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

Interest rates on amounts outstanding under the Credit Agreement are variable, and are determined based on the Consolidated Senior Secured Leverage Ratio. At September 29, 2017, the interest rate for the outstanding amounts on both the revolving credit facility and term loan commitment was 2.56%. In addition, we are required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.175% to 0.300% per annum, based on the Consolidated

Senior Secured Leverage Ratio. Fees for outstanding letters of credit range from 1.25% to 2.00%, based on the Consolidated Senior Secured Leverage Ratio.

The financial covenants associated with the Credit Agreement include a requirement that (i) the Consolidated Senior Secured Leverage Ratio cannot be greater than 3.50 to 1.00, with an available election to increase the maximum to 3.75 to 1.00 for four consecutive quarters in connection with a Permitted Acquisition with consideration in excess of $125.0 million; (ii) the Consolidated Total Leverage Ratio cannot be greater than 4.00 to 1.00, with an available election to increase the maximum to 4.25 to 1.00 for four consecutive quarters in connection with a Permitted Acquisition with consideration in excess of $125.0 million; (iii) the Consolidated Interest Coverage Ratio cannot be less than 4.00 to 1.00; and (iv) Liquidity: (a) as of the last day of the fiscal quarter of the Company ending two full fiscal quarters prior to the stated maturity of the 2017 Notes, cannot be less than an amount equal to 50% of the outstanding principal amount of the 2017 Notes, and (b) as of the last day of each fiscal quarter of the Company ending thereafter, cannot be less than an amount equal to the outstanding principal amount of the Specified Convertible Notes as of such day. We were in compliance with the financial covenants as of and for the quarter ended September 29, 2017, and do not anticipate noncompliance in the foreseeable future.

Total average bank borrowings during the quarter ended September 29, 2017, were $269.7 million compared to $315.6 million for the year ended December 31, 2016. As of September 29, 2017 and December 31, 2016, there was $451.5 million and $381.7 million available for borrowing, respectively, under the Revolving Credit Facility, net of letters of credit. However, based on EBITDA levels at September 29, 2017 and December 31, 2016, amounts available for borrowing were limited to $165.2 million and $209.5 million, respectively. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Facility. A total of $6.7 million and $5.9 million in letters of credit was outstanding under the Revolving Credit Facility as of September 29, 2017 and December 31, 2016, respectively.

Other Sources/Uses of Capital

We contributed $10.0 million to the qualified pension plan and $2.9 million to the SERP through the end of the third quarter. We do not expect to make any further contributions to the qualified pension plan during 2017. We plan to contribute an additional $0.2 million to the SERP in 2017. For the 2016 plan year, we contributed $10.0 million to the qualified pension plan and $0.5 million to the SERP.

On April 29, 2015, we announced that our Board of Directors approved a share repurchase program ("2015 Share Repurchase Program") authorizing the repurchase of up to $100.0 million of the common stock, par value $1.00 per share, of the Company. This new program replaced our 2000 Stock Repurchase Program. We currently intend to repurchase shares to offset the annual issuance of shares under our employee stock plans, but the timing and actual number of shares repurchased will depend on a variety of factors including stock price, market conditions, corporate and regulatory requirements, capital availability and other factors, including acquisition opportunities. As of September 29, 2017, we had repurchased 722,000 shares under the 2015 Share Repurchase Program and approximately $68.7 million remained available for repurchases under this authorization.

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

Organic Sales (in thousands)
	For the Three Months Ended		For the Nine Months Ended
	September 29, 2017	September 30 2016	September 29, 2017	September 30 2016
Distribution
Net sales	$267,641	$274,388	$817,965	$849,104
Acquisition Sales	—	1,128	—	4,681
Organic Sales	$267,641	$273,260	$817,965	$844,423
Aerospace
Net sales	$179,405	$179,086	$514,028	$526,210
Acquisition Sales	—	18,037	—	53,418
Organic Sales	$179,405	$161,049	$514,028	$472,792
Consolidated
Net sales	$447,046	$453,474	$1,331,993	$1,375,314
Acquisition Sales	—	19,165	—	58,099
Organic Sales	$447,046	$434,309	$1,331,993	$1,317,215

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes outside the ordinary course of business in our contractual obligations or off-balance sheet arrangements during the first nine months of 2017. See our 2016 Form 10-K for a discussion of our contractual obligations and off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the Company’s exposure to market risk during the first nine months of 2017. See the Company’s 2016 Form 10-K for a discussion of the Company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 29, 2017. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 29, 2017, our disclosure controls and procedures were effective.

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

While it is not possible to predict the outcome of these matters with certainty, based upon available information, management believes that all settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in legal proceedings and that can be reasonably estimated are accrued for at September 29, 2017. Despite this analysis, there can be no assurance that the final outcome of these matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

As of September 29, 2017, neither the Company nor any of its subsidiaries is a party, nor is any of its or their property subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company and its subsidiaries. Additional information relating to certain of these matters is set forth in Note 11, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

Environmental Matters

The Company and its subsidiaries are subject to numerous U.S. Federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which may include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. While it is not possible to predict the outcome of these proceedings, in the opinion of management, any payments we may be required to make as a result of all such claims in existence at September 29, 2017, will not have a material adverse effect on our business, financial condition and results of operations or cash flows.

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

Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and other factors that may cause the Company's actual results and financial condition to differ materially from those expressed or implied in the forward-looking statements. Such risks, uncertainties and other factors include, among others: (i) changes in domestic and foreign economic and competitive conditions in markets served by the Company, particularly the defense, commercial aviation and industrial production markets; (ii) changes in government and customer priorities and requirements (including cost-cutting initiatives, government and customer shut-downs, the potential deferral of awards, terminations or reductions of expenditures to respond to the priorities of Congress and the Administration, or budgetary cuts resulting from Congressional actions or automatic sequestration); (iii) changes in geopolitical conditions in countries where the Company does or intends to do business; (iv) the successful conclusion of competitions for government programs (including new, follow-on and successor programs) and thereafter successful contract negotiations with government authorities (both foreign and domestic) for the terms and conditions of the programs; (v) the timely receipt of any necessary export approvals and/or other licenses or authorizations from the U.S. Government; (vi) timely satisfaction or fulfillment of material contractual conditions precedents in customer purchase orders, contracts, or similar arrangements; (vii) the existence of standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; (viii) the successful resolution of government inquiries or investigations relating to our businesses and programs; (ix) risks and uncertainties associated with the successful implementation and ramp up of significant new programs, including the ability to manufacture the products to the detailed specifications required and recover start-up costs and other investments in the programs; (x) potential difficulties associated with variable acceptance test results, given sensitive production materials and extreme test parameters; (xi) the receipt and successful execution of production orders under the Company's existing U.S. government JPF contract, including the exercise of all contract options and receipt of orders from allied militaries, but excluding any next generation programmable fuze programs, as all have been assumed in connection with goodwill impairment evaluations; (xii) the continued support of the existing K-MAX® helicopter fleet, including sale of existing K-MAX® spare parts inventory and the receipt of orders for new aircraft sufficient to recover our investment in the restart of the K-MAX® production line; (xiii) the accuracy of current cost estimates associated with environmental remediation activities; (xiv) the profitable integration of acquired businesses into the Company's operations; (xv) the ability to implement our ERP systems in a cost-effective and efficient manner, limiting disruption to our business, and allowing us to capture their planned benefits while maintaining an adequate internal control environment; (xvi) changes in supplier sales or vendor incentive policies; (xvii) the effects of price increases or decreases; (xviii) the effects of pension regulations, pension plan assumptions, pension plan asset performance, future contributions and the pension freeze, including the ultimate determination of the U.S. Government's share of any pension curtailment adjustment calculated in accordance with CAS 413; (xix) future levels of indebtedness and capital expenditures; (xx) the continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs for such items; (xxi) the effects of currency exchange rates and foreign competition on future operations; (xxii) changes in laws and regulations, taxes, interest rates, inflation rates and general business conditions; (xxiii) the effects, if any, of the UK's exit from the EU; (xxiv) future repurchases and/or issuances of common stock; (xxv) the incurrence of unanticipated restructuring costs or the failure to realize anticipated savings or benefits from past or future expense reduction actions; and (xxvi) other risks and uncertainties set forth herein, in our 2016 Form 10-K and in our Form 10-Q for the fiscal quarter ended June 30, 2017.

Any forward-looking information provided in this report should be considered with these factors in mind. We assume no obligation to update any forward-looking statements contained in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of Common Stock by the Company during the three-month fiscal period ended September 29, 2017:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (in thousands)
July 1, 2017 – July 28, 2017	—	$—	—	$73,113
July 29, 2017 – August 25, 2017	8,937	$50.85	8,937	$72,658
August 26, 2017 – September 29, 2017	78,448	$51.00	78,063	$68,676
Total	87,385		87,000

(a) During the quarter the Company purchased 385 shares in connection with employee tax withholding obligations as permitted by our equity compensation plans, which are SEC Rule 16b-3 qualified compensation plans. These were not purchases under our publicly announced program.

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

Item 6.     Index To Exhibits

10.1
Offer Letter between Kaman Corporation and Richard R. Barnhart effective as of September 24, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 21, 2017, File No. 001-35419)
Previously Filed
10.2
Transition and Retirement Agreement between Kaman Corporation and Gregory L. Steiner dated September 21, 2017 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated September 21, 2017, File No. 001-35419)
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

KAMAN CORPORATION
Registrant
Date:	October 26, 2017		/s/ Neal J. Keating
		By:	Neal J. Keating
Chairman, President and
Chief Executive Officer

Date:	October 26, 2017		/s/ Robert D. Starr
		By:	Robert D. Starr
Executive Vice President and
Chief Financial Officer

KAMAN CORPORATION
INDEX TO EXHIBITS

10.1
Offer Letter between Kaman Corporation and Richard R. Barnhart effective as of September 24, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 21, 2017, File No. 001-35419)
Previously Filed
10.2
Transition and Retirement Agreement between Kaman Corporation and Gregory L. Steiner dated September 21, 2017 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated September 21, 2017, File No. 001-35419)
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